Form 10-K
period 1993-12-31
VIACOM INC
filed 1994-03-31
CIK 813828

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                               FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993    COMMISSION FILE NUMBER   1-9553

                              VIACOM INC.
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware                                              04-2949533
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

200 Elm Street, Dedham, MA                                02026
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

  Registrant's telephone number, including area code  (617) 461-1600


      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                ON WHICH REGISTERED
Class A Common Stock, $0.01 par value              American Stock Exchange
Class B Common Stock, $0.01 par value              American Stock Exchange


      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                 None
                           (TITLE OF CLASS)

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X
No                                                                ---
  ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

   As of March 25, 1994, 53,449,525 shares of Viacom Inc. Class A Common Stock, $0.01 par value ("Class A Common Stock"), and 90,078,203 shares of Viacom Inc. Class B Common Stock, $0.01 par value ("Class B Common Stock"), were outstanding. The aggregate market value of the shares of Class A Common Stock (based upon the closing price of $34 of these shares on the American Stock Exchange on that date) held by non-affiliates was approximately $268,187,512 and the aggregate market value of the shares of the Class B Common Stock (based upon the closing price of $29.125 of these shares on the American Stock Exchange on that date) held by non-affiliates was approximately $599,511,872.


DOCUMENTS INCORPORATED BY REFERENCE

   The Definitive Proxy of the Registrant for the 1994 Annual Meeting of Shareholders (Part III to the extent described herein).

                                PART I

ITEM 1. BUSINESS.


BACKGROUND

    Viacom International Inc. (the "Company") is a diversified entertainment and communications company with operations in four principal segments: Networks, Entertainment, Cable Television and Broadcasting.

    Viacom Networks operates three advertiser-supported basic cable television program services, MTV: MUSIC TELEVISION(R), including MTV EUROPE(TM) and MTV LATINO(TM), VH-1(R)/VIDEO HITS ONE(R), and NICKELODEON(R)/NICK AT NITE(R), and three premium subscription television program services, SHOWTIME(R), THE MOVIE CHANNEL(TM) and FLIX(TM). The Company, directly and through Viacom Networks, participates as a joint venturer in four additional advertiser-supported basic cable program services: LIFETIME(R), COMEDY CENTRAL(TM), NICKELODEON (TM) (U.K.), and ALL NEWS CHANNEL(TM). On March 29, 1994, the Company agreed to sell its one-third partnership interest in LIFETIME to its partners The Hearst Corporation and Capital Cities/ABC Inc. for approximately $317.6 million; this transaction is expected to close in the second quarter of 1994.
Viacom Entertainment distributes television series, feature films, made-for-television movies, mini-series and specials for television exhibition in domestic and international markets, produces television series and movies for prime time broadcast network television, acquires and distributes television series for initial exhibition on a "first run" basis, and develops, produces, distributes and markets interactive software for the stand-alone and other multimedia marketplaces. Viacom Cable Television owns and operates cable television systems in California, and the Pacific Northwest and Midwest regions of the United States. Viacom Broadcasting owns and operates five network-affiliated television stations and fourteen radio stations.

    Viacom International Inc. was originally organized in Delaware in August 1970 as a wholly owned subsidiary of CBS Inc., and was reincorporated in Ohio in 1975 (the "Predecessor Company"). On
June 9, 1987, the Predecessor Company became an indirect wholly owned subsidiary of Viacom Inc. in a leveraged buyout pursuant to a merger (the "Merger") of a subsidiary of Viacom Inc. into the Predecessor Company, which was the surviving corporation. On April 26, 1990, pursuant to a plan of liquidation, the Predecessor Company merged into a direct wholly owned subsidiary of Viacom Inc., and the surviving Delaware corporation simultaneously changed its name to "Viacom International Inc."

    All references herein to the term "Company" refer, unless the context otherwise requires, to Viacom International Inc., its consolidated subsidiaries and the Predecessor Company. The Company's principal offices are located at 1515 Broadway, New York, New York 10036 (telephone (212) 258-6000).

    Viacom Inc. was organized in Delaware in 1986 for the purpose of acquiring the Company. As of December 31, 1993, National Amusements, Inc. ("NAI"), a closely held corporation that owns and operates approximately 850 movie screens in the United States and the United

Kingdom, owned 45,547,214 shares or 85.2% of the Class A Common Stock ("Class A Common Stock"), and 46,565,414 shares or 69.1% of the Class B Common Stock ("Class B Common Stock") outstanding on such date. NAI is not subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board of Viacom Inc. and the Company.

    As of December 31, 1993, the principal asset of Viacom Inc.
(together with its subsidiaries, unless the context otherwise requires, "Viacom Inc.") was the common stock of the Company. Viacom Inc.'s principal executive offices are located at 200 Elm Street, Dedham, Massachusetts 02026.

    As of December 31, 1993, the Company and its affiliated companies employed approximately 5,000 persons.

    On March 11, 1994, pursuant to a tender offer (the "Paramount Offer") commenced in the fourth quarter of 1993, Viacom Inc. acquired 61,657,432 shares of Paramount Communications Inc. ("Paramount") common stock constituting a majority of the shares outstanding. The Paramount Offer was made pursuant to an Amended and Restated Agreement and Plan of Merger dated as of February 4, 1994 (the "Paramount Merger Agreement") between Viacom Inc. and Paramount. As a result of the Paramount Merger Agreement, a new wholly owned subsidiary of Viacom Inc. will merge with and into Paramount (the "Paramount Merger"), and Paramount will become a wholly owned subsidiary of Viacom Inc. after the effective time of the Paramount Merger, which is expected to occur in the second quarter of 1994.

    Except where expressly noted, information is given as of December 31, 1993, and does not include information on or with respect to Paramount or its businesses. Information with respect to Paramount in response to Item 1 is incorporated by reference herein from (i) Item 1 of Paramount's Transition Report on Form 10-K for the six-month period ended April 30, 1993, as such report was amended in its entirety by Form 10-K/A No. 1 dated September 28, 1993, as further amended by Form 10-K/A No. 2 dated September 30, 1993 and as further amended by Form 10-K/A No. 3 dated March 21, 1994 and (ii) Paramount's Quarterly Reports on Form 10-Q for the quarters ended July 31, 1993, October 31, 1993 and January 31, 1994 (the documents in clauses (i) and (ii) being hereinafter collectively referred to as the "Paramount Reports"). Information in the Paramount Reports is given as of the date of each such report and is not updated herein. A copy of each of the Paramount Reports is included as an exhibit hereto. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or included.

    The businesses of Paramount are entertainment and publishing. Entertainment includes the production, financing and distribution of motion pictures, television programming and prerecorded videocassettes, and the operation of motion picture theaters, independent television stations, regional theme parks and Madison Square Garden. Publishing includes the publication and distribution of hard cover and paperback books for the general public, textbooks for elementary schools, high schools and colleges, and the provision of information services for business and professions.

    On January 7, 1994, Viacom Inc. and Blockbuster Entertainment

Corporation ("Blockbuster") entered into an agreement and plan of merger (the "Blockbuster Merger Agreement") pursuant to which Blockbuster will be merged with and into Viacom Inc. (the "Blockbuster Merger").

    Blockbuster is an international entertainment company with businesses operating in the home video, music retailing and filmed entertainment industries. Blockbuster also has investments in other entertainment related businesses.

     The mergers pursuant to the Paramount Merger Agreement and Blockbuster Merger Agreement (collectively, the "Mergers") have been unanimously approved by the Boards of Directors of each of the respective companies. The obligations of Viacom Inc., Blockbuster and Paramount to consummate the mergers are subject to various conditions, including obtaining requisite stockholder approvals. Viacom Inc. holds sufficient shares of Paramount common stock to approve, on behalf of Paramount, the Paramount Merger and intends to vote its shares of Paramount in favor of the merger, and NAI has agreed to vote its shares of Viacom Inc. in favor of the Mergers; therefore, stockholder approval of the Paramount Merger is assured, and approval by Viacom Inc. of the Blockbuster Merger is also assured.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The contribution to revenues and earnings from operations of each industry segment and the identifiable assets attributable to each industry segment for each of the last three years ending December 31, are set forth in Note 12 ("Business Segments") to the Consolidated Financial Statements of Viacom Inc. and the Company included elsewhere herein.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

    Financial information relating to foreign and domestic operations for each of the last three years ending December 31, is set forth in Notes 11 and 12 ("Foreign Operations" and "Business Segments") to the Consolidated Financial Statements of Viacom Inc. and the Company included elsewhere herein.


BUSINESS


VIACOM NETWORKS

    Viacom Networks operates three advertiser-supported basic cable television program services, MTV: MUSIC TELEVISION(R) ("MTV"), including MTV EUROPE(TM) and MTV LATINO(TM), VH-1(R)/VIDEO HITS ONE(R) ("VH-1") and NICKELODEON(R)/NICK AT NITE(R), and three premium subscription television program services, SHOWTIME(R), THE MOVIE CHANNEL(TM) and FLIX(TM). The Company, directly and through Viacom Networks, participates as a joint venturer in four additional advertiser-supported basic cable program services: LIFETIME(R) with The Hearst Corporation and Capital Cities/ABC Video Enterprises, Inc., COMEDY CENTRAL(TM) with Home Box Office ("HBO"), a division of Time Warner Entertainment Company, L.P., NICKELODEON(TM)(U.K.) with a subsidiary of British Sky Broadcasting Limited, and ALL NEWS

CHANNEL(TM) with Conus Communications. On March 29, 1994, the Company agreed to sell its one-third partnership interest in Lifetime to its partners The Hearst Corporation and Capital Cities/ABC Inc. for approximately $317.6 million; this transaction is expected to close in the second quarter of 1994. MTV Networks launched two new services in 1993, NICKELODEON (U.K.) in September and MTV LATINO in October. Viacom Networks also distributes special events and feature films on a pay-per-view basis through SET(TM) PAY PER VIEW and packages satellite-delivered program services for distribution to home satellite dish owners through SHOWTIME SATELLITE NETWORKS(TM). Viacom Networks, through its operation of the Showtime Entertainment Group, also arranges for the development and production of original programs and motion pictures, including feature films under the Viacom Pictures label. These original programs and motion pictures premiere domestically on SHOWTIME and certain of such programming is exploited in various media worldwide.

    Basic cable program services derive revenues primarily from two sources: the sale of advertising time to national advertisers and per-subscriber license fees paid by cable operators and other distributors. Basic cable services are generally offered to customers of cable television operators and other distributors as part of a package or packages of services for a periodic subscription fee. Premium subscription television program services derive revenues primarily from subscriber fees paid by cable television operators and other distributors. Subscribers typically pay fees for each premium service to cable television operators and other distributors.

    MTV NETWORKS. MTV Networks ("MTVN") operates MTV: MUSIC TELEVISION, MTV EUROPE, MTV LATINO, NICKELODEON (including the NICKELODEON and NICK AT NITE program segments, and the U.K. NICKELODEON network) and VH-1 which are transmitted via satellite for distribution by cable television operators and other distributors. The MTV, VH-1, NICKELODEON and NICK AT NITE trademarks are strongly identified with the product lines they represent and are significant assets of their respective businesses.

    MTV: MUSIC TELEVISION is a 24-hours-a-day, seven-days-a-week program service offering a format which consists primarily of rock music videos, augmented by music and general lifestyle information, promotions, news, interviews, comedy, concert tour information, specials, documentaries and other youth-oriented programming. MTV targets young adult viewers from the ages of 12 to 34. In addition to rock music videos, MTV offers regularly scheduled youth-oriented programming such as the animated BEAVIS & BUTT-HEAD(TM), specials such as the Annual MTV Video Music Awards and the MTV Movie Awards, public affairs campaigns, and series such as UNPLUGGED(TM). MTV successfully merchandised BEAVIS & BUTT-HEAD in 1993, featuring a BEAVIS & BUTT-HEAD album, "THE BEAVIS & BUTT-HEAD EXPERIENCE", released in December 1993 by Geffen Records, and "MTV'S BEAVIS & BUTT-HEAD: THIS BOOK SUCKS", which was the first book of the MTV Books imprint published by Callaway Editions/Pocket Books, a division of Simon & Schuster, in November 1993.

    Following the conclusion of MTV's 1992 CHOOSE OR LOSE political awareness campaign and continuing its emphasis on public affairs, MTV launched the FREE YOUR MIND campaign in 1993, focusing on issues of diversity and discrimination, which included on-air promotional spots, news reports and specials and contests.

    UNPLUGGED features live acoustical performances by major recording artists such as Eric Clapton, Rod Stewart and 10,000 Maniacs. MTV licenses the distribution of UNPLUGGED home video versions of these performances, and MTV and the applicable record labels release the soundtracks to MTV's UNPLUGGED series.

    MTV Productions made its first venture into theatrical film-making by agreeing with Geffen Pictures in 1993 to jointly develop JOE'S APARTMENT into a feature-length film for distribution by Warner Bros. JOE'S APARTMENT is the award-winning short film about a young man's efforts to cope with a big dirty city and a tiny apartment full of talking cockroaches.

    At December 31, 1993, MTV was licensed to approximately 52.2 million domestic cable subscribers (based on subscriber counts provided by each cable system). According to the December 1993 sample reports issued by the A. C. Nielsen Company (the "Nielsen Report"), MTV reached approximately 59 million subscriber households.

    MTV EUROPE is a 24-hours-a-day, seven-days-a-week video music network distributed via cable systems and direct-to-home satellite transmission throughout Europe, reaching over 58.3 million subscribers as of December 31, 1993 (based on subscriber counts provided by each distributor of the service). During 1993, MTV EUROPE expanded its reach by entering into distribution arrangements in certain countries in Eastern Europe, the former Soviet Union and the Middle East. MTV EUROPE is designed to communicate with Europe's youth in their language by providing approximately 85% European-sourced youth programming, including music videos, fashion, movie shows, MTV NEWS, trends and social issues.

    In October 1993, MTVN launched MTV LATINO, a 24-hours-a-day, seven-days-a-week music-based program service customized for Spanish-speaking viewers, ages 12 to 34, in Latin America and the United
States.   MTV LATINO reaches subscribers to cable, multichannel,
multidistribution systems ("MMDS"), satellite master antenna television ("SMATV") and direct-to-home viewers in approximately 20 territories in Latin America. MTV LATINO was distributed to approximately 2.4 million subscribers as of December 31, 1993 (based on subscriber counts provided by authorized distributors).

    MTVN has licensing arrangements covering the distribution of regionally-specific program services called MTV: MUSIC TELEVISION in Asia, Japan and Brazil. MTVN provides creative input and programming, production, marketing and research expertise and support in connection with licenses to each such licensee of the right to package and exhibit a customized MTV program service containing MTV trademarks and logos and a mix of MTV-owned and controlled programming and interstitial material with locally produced programming and interstitial material. Such arrangements include agreements with a subsidiary of HutchVision Limited for a 24-hours-a-day MTV Asia service, which is distributed to 42 million subscriber households via the AsiaSat 1 satellite on the Hong Kong-based Satellite Television Asian Region (STAR) system to 30 countries in Asia and parts of the Middle East; the Abril Group for MTV Brazil, which airs 16-hours-a-day in Brazil, reaching 9.5 million households; and Music Channel Co. Ltd., a joint venture of Pioneer Electronic Corp., TDK Corp. and Tokyu Agency, Inc. for MTV Japan, which launched in December 1992 and is distributed to approximately 810,000 subscriber households in Japan via the Superbird B satellite.

    MTVN licenses, in international markets, the format rights and/or broadcast television exhibition rights to MTVN-owned or controlled programming. MTVN also licenses the exhibition of "MTV Internacional", a Spanish-language MTV-produced one-hour program, to Spanish-language television stations in the U.S. and abroad. MTVN anticipates further worldwide licensing of MTVN networks, programs, merchandise and format rights.

    NICKELODEON, the first network for kids, is a 24-hours-a-day, seven-days-a-week entertainment program service which combines acquired and originally produced programs in a pro-social, non-violent format, comprising two distinct program segments: NICKELODEON, targeted to audiences ranging from the ages of 2 to 15, and NICK AT NITE, targeted to family audiences including NICKELODEON'S 2 to 15 year old audience and ranging up to age 54. Cable television operators and other distributors typically carry both of the NICKELODEON programming segments.

    In 1993, NICKELODEON expanded its successful original animated programming block, NICKTOONS(R), with the introduction of ROCKO'S MODERN LIFE(TM). NICKELODEON continues to develop original animation projects such as REAL MONSTERS(TM), in addition to THE REN & STIMPY SHOW(TM), DOUG(TM) and RUGRATS(R). NICKELODEON also exhibits on Saturday nights SNICK(TM), its first prime-time block of original NICKELODEON programming. MTVN, in cooperation with MCA Inc. ("MCA"), operates NICKELODEON STUDIOS FLORIDA at Universal Studios in Orlando, Florida, which combines state-of-the-art television production facilities with interactive features that demonstrate the operation of NICKELODEON's studios from a kid's perspective.

    NICKELODEON and Sony Music entered into an agreement in April 1993 for Sony to manufacture and distribute NICKELODEON home video and audio products in the U.S. and Canada through its Sony Wonder Children's label. In June 1993, NICKELODEON launched NICKELODEON MAGAZINE, a bi-monthly humor-based children's publication. At December 31, 1993 circulation was approximately 225,000 (based on subscription and newsstand sales); distribution is handled, under agreement with NICKELODEON, by the New York Times' The Family Circle, Inc. (U.S.), and Worldwide Media Service, Inc. (U.K.).

    At December 31, 1993, NICKELODEON was licensed to approximately
53.4 million cable subscribers (based on subscriber counts provided by each cable system). At December 31, 1993, NICK AT NITE was licensed to approximately 53.1 million cable subscribers (based on subscriber counts provided by each cable system). According to the Nielsen Report, NICKELODEON and NICK AT NITE each reached approximately 60.9 million subscriber households.

    In December 1992, Nickelodeon Huggings U.K. Limited, a subsidiary of the Company, entered into a joint venture with a subsidiary of British Sky Broadcasting Limited for the launch and operation of NICKELODEON program service in the United Kingdom and Ireland. NICKELODEON in the U.K. is a 12-hours-a-day, seven-days-a-week, satellite-delivered children's programming service which launched in September 1993, and it carries a mix of programming, including original productions from NICKELODEON in the U.S. and programming originally produced by the joint venture for the U.K. market.
Pursuant to the joint venture agreement and related parent agreements, the Company guarantees the obligation of its subsidiary and has both the right of first negotiation/last refusal with respect to any sale of, and the right to approve any purchaser of, the British Sky Broadcasting subsidiary's interest in NICKELODEON U.K. The Company's subsidiary is obligated to fund loans in an amount equal to 50% of NICKELODEON U.K.'s working capital deficit. The Company funded loans of approximately B.P.3,500,000 in 1993 and expects to fund loans of approximately B.P.7,000,000 in 1994.

    VH-1/VIDEO HITS ONE is a 24-hours-a-day, seven-days-a-week music program service. VH-1 targets an audience of baby boomers, 25 to 49 years old, rather than the 12 to 34 year-olds targeted by MTV. The format consists primarily of music video clips from the adult contemporary, soft rock, classic oldies, contemporary jazz and country genres, augmented by original animation, music and general lifestyle information and programming, comedy, fashion, nostalgia, interviews and promotions. VH-1 offers programs such as original and acquired comedy programming including STAND-UP SPOTLIGHT and Gallagher specials; FT: FASHION TELEVISION; and the ONE-TO-ONE series which profiles pop artists. At December 31, 1993, VH-1 was licensed to approximately 45.5 million cable subscribers (based on subscriber counts provided by each cable system). According to the Nielsen Report, VH-1 reached approximately 49.5 million subscriber households. Substantially all such subscribers also receive MTV.

    MTVN has agreements with some U.S. record companies which, in exchange for cash and advertising time, license the availability of such companies' music videos for exhibition on MTV and on MTVN's other basic cable networks; a number of other record companies provide MTVN with music videos in exchange for promotional consideration only. The agreements generally provide that the videos are available for debut by MTVN and, in some cases, that videos are subject to exclusive periods on MTV. These record companies provide a substantial portion of the music videos exhibited on MTV and VH-1. MTVN is currently in negotiations for the renewal and extension of certain of its record company agreements. Although MTVN believes that these agreements will be renewed, there can be no assurance that the terms of such renewals will be as favorable as existing arrangements.

    MTVN derives revenues principally from two sources: the sale of time on its own networks to advertisers and the license of the services to cable television and other system operators. The sale of MTVN advertising time is affected by viewer demographics, viewer ratings and market conditions for advertising time. Adverse changes in market conditions for advertising may affect MTVN's revenues. MTVN derives revenues from license fees paid by cable operators and other distribution systems which deliver programming by satellite and microwave transmissions. In 1993, MTVN derived approximately 58% of its revenues from music programming and approximately 42% of its revenues from children's and other programming.

    MTVN also derives revenues from the sale of advertising time within internally produced or co-produced programming distributed to television stations and from the sale of advertising time within such programs produced by third parties. MTVN, through its operation of One World Entertainment, sells barter advertising time in series licensed for distribution to television stations by the Company and third parties, in exchange for a commission.

    COMEDY CENTRAL. The Company and HBO, through a 50-50 joint venture, operate COMEDY CENTRAL, a 24-hours-a-day, seven-days-a-week program service targeted to audiences ranging from the ages of 18 to

34. The format consists primarily of comedy programming, including movies, series, situation comedies, stand-up and sketch comedy, commentary, promotions, specials, and other original and acquired comedy programming. Pursuant to the joint venture agreement, the Company is obligated to make capital contributions in an amount equal to 50% of the partnership's working capital deficit (and Viacom Inc. has guaranteed such obligation). The Company's capital contributions for 1993 totaled $13.6 million. For 1994, the Company estimates its contribution obligation to be approximately $9 million. COMEDY CENTRAL reached approximately 30.3 million subscriber households according to the Nielsen Report.

    LIFETIME. The Company owns a one-third partnership interest in LIFETIME, an advertiser-supported basic cable television network that provides programming directed primarily toward women in the 18 to 54 age group. On March 29, 1994, the Company agreed to sell its one-third partnership interest in LIFETIME to its partners The Hearst Corporation and Capital Cities/ABC Inc. for approximately $317.6 million; this transaction is expected to close in the second quarter of 1994.

    SHOWTIME NETWORKS INC. Showtime Networks Inc. ("SNI") operates three 24-hours-a-day, commercial-free, premium subscription services offered to cable television operators and other distributors:
SHOWTIME, offering theatrically released feature films, dramatic series, comedy specials, boxing events, family programs and original movies; THE MOVIE CHANNEL, offering feature films and related programming including film festivals; and FLIX, an added value premium subscription service featuring movies primarily from the 1960s, 70s and 80s which was launched on August 1, 1992. SHOWTIME, THE MOVIE CHANNEL and FLIX are offered to cable television operators and other distributors (including the Company) under affiliation agreements which for SHOWTIME and THE MOVIE CHANNEL are generally for a term of three to five years and in each case are distributed to the systems they serve by means of domestic communications satellites. As of December 31, 1993, SHOWTIME, THE MOVIE CHANNEL and FLIX, in the aggregate, had approximately 11,900,000 cable and other subscribers in approximately 8,700 cable systems and other distribution systems in 50 states and certain U.S. territories.

    SNI also provides special events, such as sports events, and feature films to licensees on a pay-per-view basis through its operation of SET PAY PER VIEW, a division of the Company.

    Showtime Satellite Networks Inc. ("SSN"), a subsidiary of SNI, packages for distribution to home satellite dish owners (on a direct retail basis) SHOWTIME, THE MOVIE CHANNEL, FLIX, Viacom Networks' basic cable program services, ALL NEWS CHANNEL (a 24-hour satellite-delivered news service which is a joint venture between Viacom Satellite News Inc., a subsidiary of the Company, and Conus Communications Company Limited Partnership, a limited partnership whose managing general partner is Hubbard Broadcasting, Inc.) and certain third-party program services. SHOWTIME, THE MOVIE CHANNEL and FLIX are also offered to third-party licensees for subdistribution to home satellite dish owners.

    In order to exhibit theatrical motion pictures on premium subscription television, SNI enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for SHOWTIME and THE MOVIE CHANNEL, from major or independent motion picture producers and other distributors (including the Company). SNI's exhibition rights always cover the United States and may on a contract-by-contract basis cover additional territories. Theatrical motion pictures are generally exhibited first on SHOWTIME and THE MOVIE CHANNEL after an initial period for theatrical, home video and pay-per-view exhibition and before the period has commenced for standard broadcast television and basic cable television exhibition. FLIX primarily offers motion pictures from the 1960s, 70s and 80s, most of which have been previously made available for standard broadcast and other exhibitions.

    The cost of acquiring premium television rights to programming, including exclusive rights, is the principal expense of SNI. At December 31, 1993, in addition to such commitments reflected in Viacom Inc.'s and the Company's financial statements, SNI had commitments to acquire such rights at a cost of approximately $1.8 billion. Most of the $1.8 billion is payable within the next seven years as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

    In November 1993, SNI entered into a seven-year agreement with Metro-Goldwyn-Mayer Inc. ("MGM") under which SNI agreed to acquire the exclusive premium television rights in the licensed territory to MGM and United Artists feature films. The agreement includes all qualifying films theatrically released from September 1, 1994 through August 31, 2001, up to a maximum of 150 pictures. This agreement follows a previous agreement between SNI and Pathe Entertainment, Inc., a predecessor-in-interest to MGM. The recent agreement also calls for SNI and MGM to co-finance the production of certain exclusive original movies to be produced for SNI's program services.

    Also in 1993, SNI and Sony Pictures Entertainment Inc. entered into a five-year agreement under which SNI agreed to acquire the exclusive premium television rights in the licensed territory to TriStar Pictures feature films. A continuation of SNI's previous three-year arrangement with TriStar, this new agreement includes all qualifying TriStar films theatrically released from 1994 through 1998, up to a maximum of 75 pictures. Feature films theatrically released by TriStar include SLEEPLESS IN SEATTLE, CLIFFHANGER and PHILADELPHIA.

    In February 1994, SNI reached an agreement in principle with Castle Rock Entertainment ("Castle Rock") to acquire the exclusive premium television rights in the licensed territory to additional Castle Rock feature films. This agreement follows SNI's previous output arrangement with Castle Rock, which included such previously theatrically released feature films as A FEW GOOD MEN, CITY SLICKERS, WHEN HARRY MET SALLY, MISERY, MALICE and IN THE LINE OF FIRE. The new agreement includes all qualifying Castle Rock motion pictures theatrically released from 1994 through 1999, up to a maximum of 55 pictures.

    In March 1994, SNI entered into an agreement with Orion Pictures Corporation ("Orion") under which SNI agreed to acquire the exclusive premium television rights in the licensed territory to up to 30, in the aggregate, motion pictures, including qualifying motion pictures theatrically released from 1994 through 1996 and qualifying original motion pictures. This agreement follows a previous output agreement between SNI and Orion.

    In 1989, SNI agreed with Walt Disney Pictures ("Disney") to acquire exclusive premium television rights in the licensed territory to qualifying feature films (up to a maximum of 125 films) produced and distributed by Disney's major distribution labels (other than the Disney label) and theatrically released during the five-year period commencing January 1, 1991. These films include SISTER ACT 2, TOMBSTONE, THE JOY LUCK CLUB and WHAT'S LOVE GOT TO DO WITH IT. In addition, SNI has agreements with (among other suppliers) New Line Distribution, Inc., Imagine Films Entertainment, Inc., Cannon Pictures, Inc., and Polygram Filmed Entertainment Distribution, Inc.

    SNI also arranges for the development and production of original programs and motion pictures that premiere on SHOWTIME through its operation of the Showtime Entertainment Group, which was formed in 1992. The Showtime Entertainment Group reflects SNI's increased commitment to the development and production of original programming and includes the operation of Viacom Pictures, a division of the Company.

    Viacom Pictures arranges for the development and production of motion pictures that are exhibited theatrically in foreign markets and premiere domestically on SHOWTIME. These films are then made available for distribution to various media worldwide, with the exception of the U.S. theatrical market. These feature films are generally budgeted at an average cost of approximately $5 million. During 1993, Viacom Pictures completed principal photography on two films: PAST TENSE, starring Scott Glenn, Anthony LaPaglia and Lara Flynn Boyle, and ROSWELL, starring Kyle MacLachlan, Martin Sheen and Dwight Yoakam.

    The Showtime Entertainment Group also has entered into commitments to produce, distribute and/or exhibit other original programming, including series, films, documentary programs, comedy specials and boxing events. In 1993, for example, SNI televised comedy specials featuring Tim Allen, Brett Butler and Shelley Long, boxing matches featuring such fighters as Julio Cesar Chavez, and the critically acclaimed dramatic anthology series entitled FALLEN ANGELS, episodes of which were directed by Michael Mann, Steve Soderbergh, Jonathan Kaplan and Tom Cruise and starred Gary Oldman, Laura Dern, Meg Tilly, Gabrielle Anwar, James Woods, Joe Mantegna, Gary Busey and Alan Rickman. In addition to exhibiting these original programs and motion pictures on its premium subscription services, SNI distributes certain of such programming for exploitation in various media worldwide.

    ADDITIONAL INFORMATION ABOUT VIACOM NETWORKS. The domestic program services of MTVN and SNI are currently transmitted over transponders principally on GE Americom's C-3 and C-4 and the Hughes Galaxy I and V domestic satellites. In 1994, Viacom Networks program services on Galaxy I will move to AT&T's Telstar 302. NICKELODEON (U.K.) program service is transmitted over the Astra 1-C satellite. MTV LATINO is transmitted over PanAmSat-1. MTV EUROPE is transmitted over the Astra 1-A, Astra 1-B and Eutelsat II-F1 satellites.

    The Company has entered into pre-launch agreements for international satellite coverage on Apstar-1 and Apstar-2, covering a broad Asian area, on PanAmSat-2 (Pacific Rim area), PanAmSat-3 (Latin America) and PanAmSat-4 (India/Middle East and South Africa) and Eutelsat II-F6 (greater Europe), all for service beginning in 1994 and 1995.

    The Company entered into agreements, as of August 27, 1992, with United States Satellite Broadcasting Inc. ("USSB"), a subsidiary of Hubbard Broadcasting, Inc., for the direct broadcast satellite distribution using high-powered Ku-band technology ("DBS") of each of the Company's wholly owned basic cable and premium networks. These networks are expected to be offered by USSB to DBS customers beginning in 1994, and will be delivered directly to dishes located at DBS customers' homes from the first high-powered Ku-band satellite serving the U.S., which was launched in December 1993. DBS delivery utilizes consumer dishes significantly smaller than the C-band consumer dishes currently in use by home satellite dish owners in the U.S.


VIACOM ENTERTAINMENT

     Viacom Entertainment is comprised of (i) Viacom Enterprises, which distributes television series, feature films, made-for-television movies, mini-series and specials for television exhibition in various markets throughout the world and also distributes television series for initial United States television exhibition on a non-network ("first run") basis and for international television exhibition; (ii) Viacom Productions, which produces television series and other television properties independently and in association with others primarily for initial exhibition on U.S. prime time network television; (iii) Viacom New Media, which was established in 1992 to develop, produce, distribute and market interactive software for the stand alone and other multimedia marketplaces; (iv) Viacom World Wide, which explores and develops business opportunities in international markets primarily in cable and premium television; and
(v) Viacom MGS Services, which duplicates and distributes television and radio commercials. Viacom Enterprises and Viacom Productions are expected to be consolidated with Paramount's television operations during 1994.

     VIACOM ENTERPRISES. Viacom Enterprises distributes or syndicates television series, feature films, made-for-television movies, mini-series and specials, and first run series for television exhibition in domestic and/or international broadcast, cable and other markets. Feature film and television properties are acquired from third parties or result from the Company's own production activities, including television properties produced by Viacom Productions and certain television properties produced by or for MTV Networks. Third-party agreements for the acquisition of distribution rights are generally long-term and exclusive in nature; such agreements frequently guarantee a minimum recoupable advance payment to such third parties and generally provide for periodic payment to such third parties based on the amount of revenues derived from distribution activities after deduction of Viacom Enterprises' percentage distribution fee, recoupment of distribution expenses and recoupment of any advance payments.

     At December 31, 1993, Viacom Enterprises held domestic and/or international television distribution rights to approximately 5,000 half-hour series episodes, 2,000 one-hour series episodes, 1,500 feature films and television movies, and 30 mini-series.

     At December 31, 1993, Viacom Enterprises distributed television product to, among other outlets, approximately 750 domestic broadcast television stations, including stations in every principal city in the U.S., and to outlets in approximately 120 other countries around the world. Viacom Enterprises generally licenses product to exhibitors for periods of one to six years, with license fee payments due over a somewhat shorter period.

     Episodes of a network television series from the first four seasons on a broadcast network generally become available for exhibition in domestic syndication to broadcast television stations commencing upon the start of the fifth broadcast season on the network; episodes from each subsequent broadcast season generally become available for such domestic syndication at the conclusion of each such subsequent broadcast season. Episodes of network television series are available for exhibition by foreign stations prior to or concurrent with their initial network runs. Generally, a network television series must air for at least three full broadcast seasons before it has value for such domestic syndication. Television programs can be made available to stations and other outlets, such as cable television services, on a first run basis without having been exhibited on any of the networks. The Company has greater control over the availability for exhibition in such domestic syndication of programming developed by and for Viacom's cable networks than of programming developed for network television. The Company has adopted a strategy of internal development of first run programs utilizing in-house creative resources from within Viacom Enterprises and from elsewhere within the Company, such as MTV Networks. Feature films which have been released theatrically generally become available for exhibition in such domestic syndication after their theatrical, home video, pay-per-view, and premium television exhibition periods have expired (which is generally three to four years after domestic theatrical release) and for network or ad hoc network exhibition between the first and second premium television windows. Such feature films generally become available for free television exhibition by foreign stations after the foreign theatrical, home video, pay-per-view (if any) and premium television (if any) exhibition periods have expired (which is generally two to three years after theatrical release in the applicable foreign market).

     The Company controls the exclusive worldwide broadcast, basic cable, premium, and home video television distribution rights to ROSEANNE, now in its sixth network broadcast season on ABC, and THE COSBY SHOW, which completed its eight-year network run at the end of the 1991/92 network broadcast season. The start of the sixth network season of ROSEANNE automatically triggered the first of three 26-week extensions of individual station licenses for ROSEANNE's initial licensing in domestic syndication, which was made on a cash plus barter basis. The second licensing period in domestic syndication for THE COSBY SHOW commenced in September 1993 (upon expiration of the term for the initial licensing in domestic syndication of THE COSBY
SHOW) on an all-cash basis.

     The Company also controls certain worldwide exclusive distribution rights to classic network series such as I LOVE LUCY, THE ANDY GRIFFITH SHOW, THE BEVERLY HILLBILLIES, HAWAII FIVE-O and THE TWILIGHT ZONE. The Company is also offering VIACOM SEASONAL SPECIALS FEATURING NICKTOONS which brings six one hour seasonally themed specials, drawn from MTV Networks' critically acclaimed NICKTOONS animation block, to broadcast television.

     In addition, the Company controls the exclusive worldwide distribution rights in all media to various network television movies and series produced by Viacom Productions such as the PERRY MASON television movies starring Raymond Burr, the DIAGNOSIS MURDER television movies and series starring Dick Van Dyke and the MATLOCK series starring Andy Griffith. Most episodes of MATLOCK and most of the PERRY MASON television movies are currently available for exhibition in domestic syndication. (See "BUSINESS -- Viacom Entertainment -- Viacom Productions")

     The Company had accumulated a backlog of unbilled license agreements of approximately $399 million at December 31, 1993. As the entire license fee amount is billed during the term of various licensing contracts, the Company will recognize as revenues that portion of such amount representing its distribution fees. Down payments and other accelerated payments of license fees are included in the backlog and are recognized as revenues in accordance with the billing terms of the license agreements. (See Note 1 to the Consolidated Financial Statements of Viacom Inc. and the Company for an explanation as to how license fees are billed.) Approximately 58% of the Company's backlog is attributable to license fees for ROSEANNE and THE COSBY SHOW. As THE COSBY SHOW becomes a smaller portion of the total backlog, the percentage of the total license fee recognized as revenue by the Company will be reduced.

     Since the late 1970s, the Company has produced and/or acquired television series for distribution on a first run basis. There is a financial exposure to the Company when it acquires or produces such series to the extent that advertising revenues derived by the Company and/or license fees paid by television stations to the Company are not sufficient to cover production costs. The Company typically offers to license new episodes of a first run series on a broadcast season basis. Generally, a first run series may be canceled by the Company for any reason at any time; in such event, television station licenses for such first run series are subject to termination by the Company, and the Company may have certain financial obligations to the producer notwithstanding cancellation. The Company is currently offering the third season (since its national launch) of THE MONTEL WILLIAMS SHOW, a first run one-hour strip (five times per week) talk show which premiered in Spring 1991 and was nationally launched in September 1992, on a cash plus barter basis, and NICK NEWS, a first run half hour weekly (one time per week) news and information show targeted for audiences 12 years old and under, which was nationally launched in September 1993 on an all-barter basis.

    The Company licenses certain ancillary rights to third parties, including home video, video disc and merchandising rights. These rights can be acquired concurrently with a program acquisition, derived from programs or characters created in-house, or directly licensed from the holders of such rights. These activities have not been a source of significant revenues to date.

    For the year ended December 31, 1993, approximately 37% of Viacom Enterprises' revenues were attributable to foreign operations and export business. A substantial portion of such revenues is derived in countries that have import quotas and other restrictions which limit the number of foreign programs and films exhibited in such countries. (See "BUSINESS -- Regulation -- Viacom Entertainment -- European Community Directive")

    VIACOM PRODUCTIONS.  Viacom Productions Inc. ("Viacom
Productions") produces programs independently and in association with others primarily for U.S. network prime time television.

These programs, which include television movies, series and mini-series, are also a source of product for the Company's distribution activities. There is a financial exposure to the Company with respect to such programs to the extent that revenues from distribution or syndication in foreign or domestic broadcast, cable and/or other markets are not sufficient to cover production deficits (i.e., the
                                                         ----
difference between production costs and network license fees). For the 1993/94 broadcast season, Viacom Productions is producing the eighth network broadcast season of Andy Griffith's MATLOCK series
(ABC); three additional PERRY MASON mystery television movies (NBC); the first network broadcast season of Dick Van Dyke's DIAGNOSIS MURDER series (CBS); two television movies starring Louis Gossett, Jr. (NBC); and several two-hour television movies, including THE ANISSA AYALA STORY (NBC); DESPERATE JOURNEY, starring Mel Harris (ABC); and SIN AND REDEMPTION, starring Richard Grieco (CBS). Viacom Productions also produces movies for cable television networks, including THEY, starring Vanessa Redgrave (SHOWTIME) and A FRIENDLY SUIT, starring Melissa Gilbert and Marlee Matlin (LIFETIME).

    VIACOM NEW MEDIA. Viacom New Media, the Company's interactive publishing division, was formed in 1992 to develop, produce, distribute and market interactive software for the stand-alone and other multimedia marketplaces. ICOM Simulations, Inc., an interactive software development company, was acquired by the Company in May 1993 and has been integrated into Viacom New Media; among other things, ICOM Simulations, Inc. is known for its SHERLOCK HOLMES CONSULTING DETECTIVE series of CD-ROM products. Viacom New Media released an interactive horror movie on CD-ROM entitled DRACULA UNLEASHED in the fourth quarter of 1993. In 1994, Viacom New Media expects to release original video games and CD-ROM products based on certain MTV Networks programs, including ROCKO'S MODERN LIFE (currently scheduled for second quarter 1994 release) and BEAVIS & BUTT-HEAD. Viacom New Media also expects to participate in the development of interactive programming for the Viacom/AT&T Castro Valley cable system project. (See "BUSINESS -- Viacom Cable Television")

    VIACOM WORLD WIDE LTD. Viacom World Wide Ltd. ("Viacom World Wide") explores and develops international business opportunities in all media, focusing primarily on countries with recently deregulated television industries. Viacom World Wide works closely with the Company's other operating units in identifying international business opportunities. Viacom World Wide also provides consulting services to companies overseas. Over the past year, Viacom World Wide has provided strategic and business planning services to corporations in the Middle East and engineering services in Japan. None of these services has been a source of significant revenues to date nor required significant capital contributions by the Company.

    VIACOM MGS SERVICES. Viacom MGS Services Inc. ("MGS") distributes, duplicates and stores taped and filmed television commercials, radio commercials, and other programs for advertisers and agencies, production houses and industrial and educational customers.


VIACOM CABLE TELEVISION

    CABLE OPERATIONS. At December 31, 1993, Viacom Cable Television ("Viacom Cable") was approximately the 13th largest multiple cable television system operator in the United States with approximately 1,094,000 subscribers. In January 1993, the Company completed the sale of its suburban Milwaukee cable system, serving approximately 47,000 customers, to Warner Communications Inc., a unit of Time Warner Entertainment Co., L.P. as part of the settlement of the Company's antitrust lawsuit against Time Warner Inc. Viacom Cable's systems are operated pursuant to non-exclusive franchises granted by local governing authorities.

    Viacom Cable offers two tiers of primary (i.e., non-premium) service: "Limited Service", which consists generally of local and distant broadcast stations and all public, educational and governmental channels ("PEG") required by local franchise authorities; and, the "Satellite Value Package", which provides additional channels of satellite-delivered cable networks. Monthly service fees for these two levels of primary service constitute the major source of the systems' revenue.

    The monthly service fees for Limited Service and the Satellite Value Package are regulated under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") (See "BUSINESS -- Regulation -- Viacom Cable -- Federal Regulation"). At December 31, 1993, the fixed monthly fees charged to customers for primary services varied by geographic area and ranged from $9.00 to $14.84 per month for Limited Service and from $21.25 to $25.78 for the combination of Limited Service plus the Satellite Value Package, in each case for all of an individual customer's television connections. The Company offers customers the Company's own basic programming services, as well as third-party services such as CNN and ESPN. An installation charge is levied in many cases but does not constitute an important source of revenue. Customers are free to discontinue service at will. None of Viacom Cable's systems is exempt from rate regulation under the 1992 Cable Act.

    Viacom Cable offers premium cable television programming, including the Company's premium subscription television services, to its customers for an additional monthly fee of up to $12.25 per premium service. As of December 31, 1993, the Company's cable television systems had approximately 718,000 subscriptions to premium cable television program services.

    Viacom Cable customers who elect to subscribe to Limited Service alone are also able to purchase premium and pay-per-view services offered by the Company without first having to "buy through" the Satellite Value Package. The 1992 Cable Act requires cable operators to implement this practice where no technological limitations exist. (See "BUSINESS -- Regulation -- Viacom Cable -- Federal Regulation")

    Viacom Cable also derives revenue from sales of available advertising spots on advertiser-supported programming and sharing of revenues from sales of products on home shopping services offered by Viacom Cable to its customers.

    Cable operators require substantial capital expenditures to construct systems and significant annual expenditures to maintain, rebuild and expand systems. The equipment of each cable system consists principally of receiving apparatus, trunk lines, feeder cable and drop lines connecting the distribution network to the premises of the customers, electronic amplification and distribution equipment, converters located in customers' homes and other components. System construction and operation and quality of equipment used must conform with federal, state and local electrical and safety codes and certain regulations of the FCC. Viacom Cable, like many other cable operators, is analyzing potential business applications for its broadband network, including interactive video, video on demand, data services and telephony. These applications, either individually or in combination, may require technological changes such as fiber optics and digital compression. If these applications justify capital spending in excess of current projections, Viacom Cable will revise its capital needs accordingly. Although management believes the equipment used in the cable operations is in good operating condition, except for ordinary wear and tear, Viacom Cable invests significant amounts each year to upgrade, rebuild and expand its cable systems. During the last five years, Viacom Cable's capital expenditures were as follows: 1989: $40 million; 1990: $46 million; 1991: $45 million; 1992: $55 million; and 1993: $79 million. The Company expects that Viacom Cable's capital expenditures in 1994 will be approximately $100 million.

    Viacom Cable has constructed a fiber optic cable system in Castro Valley, California to provide more channels with significantly better picture quality, and to accommodate testing of new services including an interactive on-screen programming guide known as StarSight (in which a consolidated affiliate of the Company currently has a 21.4% equity interest which it has the right to increase to 35%), other interactive programs with Viacom New Media, video-on-demand premium services, multiplexed premium services, and advanced interactive video and data services. Viacom has entered into an agreement with AT&T to test and further develop such services.

    As part of Viacom's strategic relationship with NYNEX Corporation ("NYNEX"), Viacom has granted NYNEX a right of first refusal with respect to providing telephony service upgrade expertise to Viacom Cable.

                                AS OF DECEMBER 31, 1993
                                ---------------------

                     APPLOXIMATE  APPROXIMATE   NUMBER OF
                      HOMES IN    HOMES PASSED   PRIMARY     PRIMARY    PREMIUM     PREMIUM       MILES OF
                      FRANCHISE     BY CABLE    CUSTOMERS  PENETRATION   UNITS    PENETRATION      CABLE
                        AREA                                                                    DISTRIBUTION
                         (1)          (2)          (3)         (4)         (5)        (6)
                     ---------------------------------------------------------------------------------------
Bay Area Region
  Marin (7)            81,000       79,600        61,800        78%       30,200      49%            638
  Sonoma (7)           45,000       44,700        34,500        77%       17,000      49%            514
  Napa (7)             33,000       32,600        22,900        70%       11,800      52%            302
  East Bay/Castro      85,000       85,400        70,800        83%       53,700      76%            668
    Valley(7)
  Pittsburg/Pinole(7)  72,000       71,400        53,600        75%       37,900      71%            511
  San Francisco       354,500      334,000       161,800        48%      117,700      73%            709
                      -------      -------       -------        ---      -------      ---            ---
      Total Bay Area  670,500      647,700       405,400        63%      268,300      66%          3,342
       Region

Ore-Cal Region
  Redding (7)          55,800       53,400        35,400        66%       17,400      49%            629
  Oroville(7)          42,600       38,700        25,100        65%        8,800      35%            482
  Salem                74,400       72,300        42,500        59%       21,700      51%            600
                       ------       ------        ------        ---       ------      ---            ---
      Total Ore-Cal   172,800      164,400       103,000        63%       47,900      47%          1,711
       Region


Puget Sound Region    614,300      595,900       408,600        69%      253,200      62%          6,123
  (7)

Mid-West Region
  Nashville (17)      265,000      227,100       125,400        55%       99,000      79%          2,222
  Dayton               98,000       94,800        51,700        55%       49,700      96%            633
                       ------       ------        ------        ---       ------      ---            ---
      Total Mid-West  363,000      321,900       177,100        55%      148,700      84%          2,855
       Region

Total Viacom Cable  1,820,600    1,729,900     1,094,100        63%      718,100      66%         14,031
                    =========    =========     =========        ===      =======      ===         ======


- ----------------------
(1) Homes in franchise area represents Viacom Cable's estimate based upon local sources such as city directories, chambers of commerce, public utilities, public officials and house counts.
(2) Homes are deemed "passed by cable" if such homes can be connected without any further extension of the transmission lines.
(3) Represents the number of homes connected, rather than the number of television outlets connected within such homes.
(4) Represents primary customers as a percentage of homes passed by cable.
(5) The premium unit count is based on the total number of premium services subscribed to by primary customers.
(6) Represents premium units as a percentage of primary customers.
(7) Other cable television companies have franchises and serve parts of these areas in which the Company has franchises.


VIACOM BROADCASTING

     Viacom Broadcasting is engaged in the operation of five television and 14 radio stations. The Company's television and radio stations operate pursuant to the Communications Act of 1934, as amended (the "Communications Act"), and licenses granted by the FCC, which are renewable every five years in the case of television stations and every seven years in the case of radio stations.

    VIACOM TELEVISION. The Company owns and operates the following five television properties:

                                    NETWORK
STATION AND                         AFFILIATION
METROPOLITAN                        AND EXPIRATION            YEAR
AREA SERVED                  TYPE   DATE OF AGREEMENT       ACQUIRED
- --------------------------------------------------------------------
KMOV-TV
 St. Louis, MO               VHF    CBS/December 31, 1994    1986

WVIT-TV
 Hartford-New Haven-
 New Britain-Waterbury, CT   UHF    NBC/July 2, 1995         1978

WNYT-TV
 Albany-Troy-Schenectady, NY VHF    NBC/September 28,        1980
                                    1995

KSLA-TV
 Shreveport, LA              VHF    CBS/June 30, 1995        1983

WHEC-TV
 Rochester, NY               VHF    NBC/August 13, 1994      1983


    As reflected in the table above, each of the Company's television stations is affiliated with a national television network. Such affiliations can be an advantage, because network programming is often competitively stronger and results in lower programming costs than would otherwise be necessary to obtain programming from other sources. The Company expects that the affiliation agreements which expire in 1994 will be renewed.

    In addition to fees paid by networks to their affiliates, the principal source of revenue for the Company's television stations is the sale of broadcast time that has not been sold by the networks to national, local and regional advertisers. Such sales may involve all or part of a program or spot announcements within or between programs. Broadcast time is sold to national advertisers through national sales representatives who are compensated on a commission basis at normal industry rates. Advertising is sold to local and regional advertisers through a station's own sales force. Local and national spot advertising is generally sold pursuant to contracts which are for short periods and are generally cancelable upon prior notice but which are frequently renewed for additional terms.

    VIACOM RADIO. The Company owns and operates the 14 radio stations listed below. On June 16, 1993, the Company acquired the assets of KQLZ-FM (now KXEZ-FM), serving Los Angeles, California and on November 1, 1993, the Company acquired the assets of WCXR-FM and WCPT-AM serving Washington, D.C., in exchange for the assets of KIKK-AM/FM serving Houston, Texas and cash. The Company now operates multiple FM and/or multiple AM stations in Seattle, Washington (2 FMs, 1 AM), Los Angeles, California (2 FMs) and Washington, D.C. (2 FMs, 2 AMs) as permitted by the FCC's recently liberalized ownership rules which permit common ownership of two or more AM or two or more FM stations in the same market. Pursuant to the FCC's order on March 4, 1994 consenting to the transfer of control of Paramount's broadcast licenses to Viacom Inc., which licenses include a television station serving Washington, D.C., the Company has undertaken to dispose of one AM and one FM radio station serving Washington, D.C. no later than September 11, 1995.
(See "BUSINESS -- Regulation -- Viacom Broadcasting -- Ownership
Limitations")

STATION AND
METROPOLITAN                       POWER      RADIO            YEAR
AREA SERVED            FREQUENCY   WATTS      STATION FORMAT   ACQUIRED
- -----------------------------------------------------------------------
WLTW-FM
  New York, NY         106.7 MHz   50,000     Adult            1980
                                              Contemporary

WLIT-FM
  Chicago, IL          93.9  MHz   50,000     Adult            1982
                                              Contemporary

WLTI-FM
  Detroit, MI          93.1  MHz   50,000     Adult            1988
                                              Contemporary

WMZQ-AM-FM
  Washington,     (AM) 1390  KHz   5,000      Country          1984
  D.C.            (FM) 98.7  MHz   50,000                      1980

WCXR-FM                105.4 MHz   50,000     Classic Rock     1993
WCPT-AM                730   KHz   5,000 D*   CNN Headline     1993
  Washington,                      20    N*   News
  D.C.

KBSG-AM-FM
Tacoma/Seattle,   (FM) 97.3  MHz   100,000    Oldies           1987
WA                (AM) 1210  KHz   10,000 D*                   1989
                                   1,000  N*
KNDD-FM
  Seattle, WA          107.7 MHz   100,000    New Rock (AOR)   1992

STATION AND
METROPOLITAN                       POWER      RADIO            YEAR
AREA SERVED            FREQUENCY   WATTS      STATION FORMAT   ACQUIRED
- -----------------------------------------------------------------------
KYSR-FM
  Los Angeles,         98.7  MHz   75,000     Adult            1990
  CA                                          Contemporary

KXEZ-FM
  Los Angeles,         100.3 MHz   50,000     Adult            1993
  CA                                          Contemporary

KSRY-FM
  San Francisco,       98.9  MHz   50,000     Adult            1990
  CA                                          Contemporary

KSRI-FM
  Santa Cruz/San       99.1  MHz   50,000     Adult            1990
Jose, CA                                      Contemporary
_________________________
*  D/N = Day/Night

    As indicated in the table above, the radio stations generally have specialized program formats targeted to specific audiences. In addition, the stations' programming includes entertainment, news, religion, sports, education and other topics of general interest. The stations also provide time for public affairs, educational and cultural programs and for discussion of local and national issues.

    Radio station revenues are derived almost entirely from the sale of advertising time. Only a small amount of such revenues is derived from sponsored programs or non-broadcast sources. As is customary in the industry, national representatives are engaged to obtain advertising from and to sell broadcast time to national advertisers, and are compensated on a commission basis. The stations' own sales forces sell advertising time to local and regional advertisers. Local, regional and national advertising is generally sold pursuant to contracts which are for short periods and generally are cancelable upon prior notice, but frequently are renewed for additional terms.

REGULATION

    The Company's entertainment, cable television and broadcasting businesses are subject to extensive regulation by federal, state and local governmental authorities and its programming businesses are affected thereby. The rules, regulations, policies and procedures affecting these businesses are constantly subject to change. The descriptions which follow are summaries and should be read in conjunction with the texts of the statutes, rules and regulations described herein. The descriptions do not purport to describe all present and proposed federal, state and local statutes, rules and regulations affecting the Company's businesses.


VIACOM ENTERTAINMENT

    The Company's first run, network and other production operations and its distribution of off-network, first run and other programs in domestic and foreign syndication are not directly regulated by legislation. However, existing and proposed rules and regulations of the FCC applicable to broadcast networks, individual broadcast stations and cable could affect Viacom Entertainment.

    FINANCIAL INTEREST AND SYNDICATION RULES. The financial interest and syndication rules ("finsyn rules") were adopted by the FCC in 1970. These rules significantly limited the role of broadcast television networks in broadcast television program syndication. The financial interest rule prohibited a network from acquiring a financial or proprietary right or interest in the exhibition (other than its own broadcast network exhibition), distribution or other commercial use in connection with the broadcasting of any television program of which it is not the sole producer. The syndication rule prohibited a network from syndicating programming domestically to television stations for non-network exhibition and precluded a network from reserving any rights to participate in income derived from domestic broadcast syndication, or from foreign broadcast syndication where the network was not the sole producer. For the purposes of these rules, a broadcast network was defined as any entity which offers an interconnected program service on a regular basis for 15 or more hours per week to at least 25 affiliated television stations in 10 or more states.

     In 1991 the FCC adopted modified finsyn rules. In 1992, these rules were vacated by the U.S. Court of Appeals for the Seventh Circuit (the "Seventh Circuit Appeals Court"), acting on appeals filed by ABC, CBS, NBC and others. In 1993 the FCC adopted a decision (the "Decision") further modifying the finsyn rules effective as of June 5, 1993, although ABC, CBS, and NBC could not commence operating under the modified finsyn rules until November 10, 1993 when the antitrust consent decrees to which they are subject were modified to eliminate certain restrictions by an order (the "Order") of the U.S. District Court for the Central District of California (the "District Court"). The modified rules will expire in November 1995, absent an affirmative
FCC action retaining or further modifying them. The FCC is to initiate a final review of the modified rules six months prior to their November 1995 expiration date and proponents of their continuance have the burden of proving that the public interest requires their continued retention. The Decision has been appealed by the networks and others, and all appeals have been consolidated before the Seventh Circuit Appeals Court. The Company is unable to predict what action the court will take when it reviews the Decision or what effect, if any, the Decision will have on the Company's distribution and production activities.

     The Decision eliminates certain restrictions on network acquisition of financial interests and syndication rights in network programming. With respect to first run programs, networks may not acquire any financial interests or syndication rights except in programs produced solely by the network and in programs distributed only outside the U.S. The networks are also prohibited by the modified rules from directly engaging in syndication in the U.S. of both network prime time entertainment programs and first run programs, but they may syndicate non-prime time network programs and network non-entertainment programs in the U.S. and any programs in foreign markets.
Networks must also release prime time entertainment programs in which they hold syndication rights into the syndication market no later than four years after the program's network debut or within six months after the end of the network run, whichever is earlier. In addition, networks are also subject to certain certification and reporting requirements. A network is defined in the modified rules as any entity that provides more than 15 hours of prime time programming per week to affiliates reaching 75% of television households nationwide. Emerging networks not currently meeting the network definition are exempt from the modified rules except for certain reporting requirements which become applicable when they commence providing 16 hours per week of prime time programs to their affiliates. The networks must use an independent syndicator to distribute off-network prime time entertainment programs in which they hold syndication rights, and there must be no contractual or other understandings between the network and the syndicator regarding the subsequent sale or scheduling of the syndicated program that would have the direct or indirect effect of affiliate station favoritism.

     The FCC will consider complaints if a party can make a showing undermining the credibility of the independence of the syndicator, and it is unclear whether such complaints may be directed only to the network involved or whether independent syndicators may also be subject to such complaints.

    PRIME TIME ACCESS RULE. The Prime Time Access Rule ("PTAR") prohibits network affiliates in the top 50 markets (designated by the FCC based on survey data) from exhibiting network or off-network programming during more than three out of the four prime time hours, with certain limited exceptions. The Decision provided that first run programming produced by a network will be considered network programming for this purpose.

    A number of interested parties have raised the issue of whether PTAR should be modified or repealed. Certain programmers are seeking modification of PTAR to permit the exhibition of off-network programming. The licensee of WCPX-TV, Orlando, Florida, has sought elimination of PTAR on First Amendment grounds and certain West Coast network affiliates have obtained PTAR waivers from the FCC that facilitated the commencement of network prime time one hour earlier.

    If PTAR itself is so modified or is eliminated, the Company is unable to predict the effect, if any, on its first run and other distribution activities. The Company is also unable to predict whether earlier commencement of network prime time programming would affect the availability of prime time for the presentation of syndicated programs on network-affiliated stations.

    EUROPEAN COMMUNITY DIRECTIVE. In October 1989, the European Commission directed each European Community member country to adopt broadcast quota regulations based on its guidelines by October 3, 1991. All member countries other than Spain and the Flemish region of Belgium have enacted legislation aimed at adopting such regulations. Such broadcast quota regulations may limit the amount of U.S. produced programming to be purchased by foreign customers which could have an adverse impact on the Company's foreign syndication operations.
Similar rules are contained in a Council of Europe Convention which went into force on May 1, 1993. This has currently been ratified by Cyprus, Italy, Poland, San Marino, Switzerland, the Vatican and the United Kingdom.


VIACOM CABLE

Federal Regulation

    1992 CABLE ACT. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") substantially amending the regulatory framework under which cable television systems have operated since the Communications Act of 1934, as amended (the "Communications Act"), was amended by the Cable Communications Policy Act of 1984 (the "1984 Act"). The FCC through its rules and regulations began implementing the requirements of the 1992 Cable Act in 1993 and is currently engaged in several proceedings in order to adopt additional rules and regulations or to reconsider and/or amend certain of the rules and regulations previously adopted. The extent and materiality of the effects of the 1992 Cable Act on Viacom Cable and Viacom Networks depend to a large degree on the final form of the FCC's implementing regulations and the outcome of judicial challenges to various provisions of the 1992 Cable Act as more fully discussed below. The following is a summary of certain significant issues:

    Rate Regulation.  Rate regulations adopted in April 1993 by the FCC
    ---------------
 (the "April 1993 Regulations") govern rates charged to subscribers for regulated tiers of cable service and became effective on September 1, 1993. On February 22, 1994, the FCC adopted additional rules (the "February 22nd Regulations") which have not yet been published in their final form. The "benchmark" formula adopted as part of the April 1993 Regulations establishes an "initial permitted rate" which may be charged by cable operators for specified tiers of cable service. The regulations also establish the prices which may be charged for equipment used to receive these services. Because the text of the February 22nd Regulations has not been released, it is not possible to know the extent or nature of the revisions to the April 1993 Regulations. However, from public statements made during the FCC's February 22 meeting and news releases issued thereafter, it appears that the February 22nd Regulations will contain a new formula for determining permitted rates. The new formula may require up to a

 17% reduction of rates from those charged on September 30, 1992, rather than the 10% reduction required by the April 1993 Regulations. The February 22nd Regulations also adopted interim standards governing "cost-of-service" proceedings pursuant to which a cable operator would be permitted to charge rates in excess of rates which it would otherwise be permitted to charge under such regulations, provided that the operator substantiates that its costs in providing services justify such rates.


    Based on its implementation of the April 1993 Regulations, the Company estimates that it will recognize a reduction to revenues ranging from $27 million to $32 million on an annualized basis, substantially all of which will be reflected as a reduction in earnings from operations of its cable television division. The Company's estimated reduction does not reflect further reductions to revenue which would result from the lowering of the initial permitted rates pursuant to the February 22nd Regulations. These new and reduced initial permitted rates will apply prospectively from a date to be announced by the FCC when it publishes precise regulations which implement the February 22nd Regulations. Until the February 22nd Regulations are released, it is not possible to predict the effects of the interim standards governing cost-of-service proceedings; however, based on the FCC's public statements, the Company believes it is unlikely that it will be able to utilize such proceedings so as to charge rates in excess of rates which it would otherwise be permitted to charge under the regulations. The Company's ability to mitigate the effects of these new rate regulations by employing techniques such as the pricing and repricing of new or currently offered unregulated program services and ancillary services may also be restricted by the new regulations adopted as part of the February 22nd Regulations. No such mitigating factors are reflected in the estimated reductions to revenues. The stated reduction to revenues may be mitigated by the higher customer growth due to lower primary service rates. The Company also cannot predict the effect, if any, of cable system rate regulation on license fee rates payable by cable systems to program services such as those owned by the Company.

    Vertical Integration.  Certain pricing and other restrictions are
    --------------------
 imposed on vertically integrated cable programmers (such as the Company) with respect to their dealings with multichannel distributors of programming, such as cable systems, SMATV systems, MMDS operators and TVRO and DBS distributors (as defined in "BUSINESS--Competition-- Viacom Cable Television"). The FCC's implementing regulations governing access by multichannel distributors to the programming of vertically integrated cable programmers limit the extent to which a vertically integrated cable programmer can differentiate in pricing or other terms and conditions of carriage between and among multichannel distributors. Because the application of these new regulations is subject to numerous uncertainties, the Company is currently unable to determine their impact, if any, on the Company. The FCC's implementing regulations also limit the number of channels on a cable system which may be used to carry the programming of such system's affiliated (vertically integrated) cable programmers. These regulations provide generally that no more than 40% of such a system's channels can be used to carry the programming of the system's affiliated cable programmers. These channel occupancy limits apply only up to 75 channels of a given system. The FCC also considered whether limits should be placed on a multichannel distributor's right to participate in the production or creation of programming, and concluded that no such limits are appropriate at this time. The FCC's implementing regulations governing access by multichannel distributors to the programming of vertically integrated cable programmers and regarding channel occupancy limits are subject to pending petitions for reconsideration at the FCC.

    Must Carry/Retransmission Consent.  Commercial television stations
    ---------------------------------
 which are "local" to communities served by a cable system can elect to require either (a) carriage (and with certain restrictions, channel position) on the cable system ("Must Carry"), or (b) payment (monetary or in-kind) in consideration for their consent to the retransmission of their signal by the cable system ("Retransmission Consent"). In addition, a cable system may not carry any commercial non-satellite-delivered television station which is "distant" to communities served by such system or any radio station without obtaining the consent of such station for such retransmission; however, such television and radio stations do not have Must Carry rights. Such stations may require payment in consideration for Retransmission Consent. Viacom Cable has negotiated retransmission rights for a number of commercial stations which it carries. Some of these agreements are on an interim basis and may be canceled by the stations. Viacom Cable carries other stations pursuant to their exercise of their Must Carry rights. Local non-commercial television stations have Must Carry rights, but may not elect Retransmission Consent. The Must Carry rules were challenged by cable program services and cable system operators. In April 1993, a District of Columbia three judge court upheld the rules against a facial First Amendment attack. The U.S. Supreme Court accepted review; oral argument was heard in January 1994 and a decision is expected by July 1994. (See "BUSINESS -- Regulation -- Viacom Broadcasting -- Must Carry/Retransmission Consent")

    Limits on Number of Subscribers.  The FCC's implementing
    -------------------------------
 regulations generally impose a 30% horizontal ownership limit on the number of homes passed by cable that any one cable operator can serve nationwide through systems in which it has an attributable interest (the Company serves approximately 2% of "homes passed" nationwide).
 In view of a recent federal district court decision holding that this imposition of horizontal ownership limits is unconstitutional, the FCC has stayed the effectiveness of this 30% limit until final judicial resolution of the constitutional issue.

     Buy Through to Premium Services.  Pursuant to the 1992 Cable
     -------------------------------
 Act, a cable system may not require subscribers to purchase any tier of service other than the basic service tier in order to obtain services offered by the cable operator on a per channel (e.g., premium services) or pay-per-view basis. A cable system
  ----
 which is not now fully addressable and which cannot utilize other means to facilitate access to all of its programming will have up to 10 years to fully comply with this provision through the implementation of fully addressable technology. The Company's cable systems have already begun to implement compliance.

    Among other things, the 1992 Cable Act and the FCC's implementing regulations also: (i) with certain exceptions, require a three-year holding period before the resale of cable systems; (ii) provide that franchising authorities cannot unreasonably refuse to grant competing franchises (all of the Company's current franchises are non-exclusive);
(iii) require that the FCC study the cost and benefits of issuing regulations with respect to compatibility between cable system equipment and consumer electronics such as VCRs and issue such regulations as may be appropriate; and (iv) facilitate the manner in which third parties can lease channel capacity from cable systems and provide that the maximum rates which a cable system can charge for leased channel capacity may be set by the FCC. Pursuant to the 1992 Cable Act, the FCC adopted minimum customer service standards and also determined the circumstances under which local franchising authorities may impose higher standards.

    Lawsuits have been filed challenging the constitutionality of various provisions of the 1992 Cable Act including the provisions relating to rate regulation, Must Carry, Retransmission Consent, the pricing and other restrictions imposed on vertically integrated cable programmers with respect to their dealings with multichannel programming distributors, and the mandated availability of cable channels for leased access and PEG programming.

    COMPETITION WITH TELEPHONE COMPANIES. In a recent decision by the U.S. District Court for the Eastern District of Virginia, the Court declared the restrictions contained in the Communications Act on the provision of video programming by a telephone company in its local service area to be unconstitutional and has enjoined enforcement of those restrictions. The Court has held that this decision does not apply to geographic areas outside of its jurisdiction. An appeal of the Court's holding of the unconstitutionality of such restrictions has been filed. Several similar suits have recently been filed in different jurisdictions by regional Bell Operating Companies (including NYNEX) ("BOCs") challenging the very same restrictions. In an interpretation of the current restrictions contained in the Communications Act, the FCC in 1992 established its "Video Dial Tone" policy. The Video Dial Tone policy is being challenged in court by cable interests as violating the Communications Act. It is also being challenged by telephone interests as not being liberal enough. The policy permits in-service-area delivery of video programming by a telephone company (a "telco", as further defined below) and exempts telcos from the Communications Act's franchising requirements so long as their facilities are capable of two-way video and are used for transmission of video programming on a common carrier basis,
i.e. use of the facilities must be available to all programmers
- ----
and program packagers on a non-discriminatory, first-come first-served basis. Telcos are also permitted to provide to facilities users additional "enhanced" services such as video gateways, video processing services, customer premises equipment and billing and collection. These can be provided on a non-common carrier basis.
There are currently pending in Congress four principal bills (in the Senate, S. 1086, the Telecommunications Infrastructure Act of 1993, and
S. 1822, the Communications Act of 1994 (which is expected to supersede
S. 1086) and in the House, H.R. 3626, the Antitrust Reform Act 1993, and H.R. 3636, the National Communications Competition and Information Infrastructure Act of 1993) which would, among other things, permit a

BOC or a Regional Holding Company ("RHC"; a BOC or RHC, a "telco") to offer cable service under certain stated conditions including providing safeguards and transition rules designed to protect against anti-competitive activity by the telcos and cross-subsidization of a telco's cable business by the telco's charges to its telephone customers.
These bills also generally eliminate state and local entry barriers which currently either prohibit or restrict an entity's (including a cable operator's) capacity to offer telecommunications services (including telephone exchange service) in competition with telcos and to interconnect on a non-discriminatory basis with telcos and utilize certain telco facilities in order to provide service in competition with a telco. The Clinton Administration has indicated its intention to propose reform of federal telecommunications legislation, although such proposal has not been finalized. At present, state and/or local laws do not prohibit cable television companies from engaging in certain kinds of telephony business in most states. Viacom Cable is a general partner in three partnerships providing commercial competitive access services which link business customers to long distance carriers via private networks owned by the cable television company partners and leased to the partnerships. If the pending legislation does not become law, and the various appeals courts uphold the unconstitutionality of the Communications Act's restrictions on telco video programming, the telcos have stated their intent to immediately enter the video programming business.

    COMPULSORY COPYRIGHT. Cable television systems are subject to the Copyright Act of 1976 which provides a compulsory license for carriage of distant broadcast signals at prescribed rates. No license fee is charged by the copyright holder for retransmission of broadcast signals which are "local" to the communities served by the cable system. The FCC has recommended to Congress that it eliminate the compulsory license for retransmission of both distant and local signals, requiring instead that approval be received from the copyright holders for retransmission. If the compulsory license is repealed, Viacom Cable could incur additional costs for its carriage of programming of certain broadcast stations and if some broadcast stations are not carried, customer satisfaction with cable service may be adversely affected until satisfactory replacement programming is obtained.

    Pending legislation in the 103rd Congress includes a bill (H.R.759) to affirm the application of the compulsory license to MMDS and other alternative video transmission technologies; a bill (H.R.1103) to eliminate the sunset provision of the Satellite Home Viewer Act and continue the application of the compulsory license to satellite carriers that transmit to home dish owners; and a bill (H.R.12) to provide for payment by television broadcasters to program producers where a broadcaster exercises its Retransmission Consent rights enacted in the 1992 Cable Act and thereby obtains payment from a cable operator for retransmission of the broadcaster's signal.

State and Local Regulation.

    State and local regulation of cable is exercised primarily through the franchising process under which a company enters into a franchise agreement with the appropriate franchising authority and agrees to abide by applicable ordinances. The 1992 Cable Act permits the FCC to broaden the regulatory powers of the franchising authorities, particularly in the areas of rate regulation and customer service standards. (See "BUSINESS --- Regulation -- Viacom Cable -- Federal Regulation")

    Under the 1984 Act, franchising authorities may control only cable-related equipment and facilities requirements and may not require the carriage of specific program services. However, if the Must Carry provisions of the 1992 Cable Act are upheld by the Supreme Court, federal law (as implemented by FCC regulations) will mandate the carriage of both commercial and non-commercial television broadcast stations "local" to the area in which a cable system is located. (See "BUSINESS -- Regulation -- Viacom Cable -- Federal Regulation")

    The 1984 Act, as amended, guarantees cable operators due process rights in franchise renewal proceedings and provides that franchises will be renewed unless the cable operator fails to meet one or more enumerated statutory criteria. The Company's current franchises expire on various dates through 2017. During the five-year period 1994 through 1998, franchises having an aggregate of approximately 230,081 customers (as of October 31, 1993) will expire unless renewed. The Company expects its franchises to be renewed.


VIACOM NETWORKS

    1992 CABLE ACT. See "BUSINESS -- Regulation -- Viacom Cable -- Federal Regulation -- 1992 Cable Act".

    MODIFICATION OF FINAL JUDGMENT. The Modification of Final Judgment (the "MFJ") is the consent decree pursuant to which AT&T was reorganized and was required to divest its local telephone service monopolies. As a result, seven RHCs were formed (including NYNEX) comprised of operating companies within their regions (the BOCs). In addition, that portion of the continental United States served by the BOCs was divided into geographical areas termed Local Access and Transport Areas ("LATAs"). The MFJ restricts the RHCs, the BOCs and their affiliates from engaging in inter-LATA telecommunications services and from manufacturing telecommunications products. As a result of NYNEX's investment in Viacom Inc., the Company could arguably be considered an affiliate of an RHC for MFJ purposes. As a result, the Company transferred certain of Viacom Networks' and other operations and properties to an affiliated entity which will be consolidated into the Company for financial reporting purposes.
Neither the transfer nor the operations of the affiliate as an entity separate from the Company will have a material effect on the financial condition or the results of operations of the Company. However, should the MFJ restrictions be modified or waived, the Company intends to retransfer the assets and operations and any future appreciation in the value of such assets after such retransfer will be for the benefit of the holders of Viacom Common Stock.

VIACOM BROADCASTING

    Television and radio broadcasting are subject to the jurisdiction of the FCC pursuant to the Communications Act.

    THE COMMUNICATIONS ACT. The Communications Act authorizes the FCC: to issue, renew, revoke or modify broadcast licenses; to regulate the radio frequency, operating power and location of stations; to approve the transmitting equipment used by stations; to adopt rules and regulations necessary to carry out the provisions of the Communications Act; and to impose certain penalties for violations of the Communications Act and the FCC's regulations governing the day-to-day operations of television and radio stations.

    BROADCAST LICENSES. Broadcast station licenses (both television and radio) are ordinarily granted for the maximum allowable period of five years in the case of television and seven years in the case of radio, and are renewable for additional five-year or seven-year periods upon application and approval. Such licenses may be revoked by the FCC for serious violations of its regulations. Petitions to deny renewal of a license or competing applications may be filed for the frequency used by a renewal applicant. If a petition to deny is filed, the FCC will determine whether renewal is in the public interest based upon presentations made by the licensee and the petitioner. If a competing application is filed, a comparative hearing is held to determine which applicant should be granted the license. In the absence of egregious and willful violations of FCC rules, license holders, as a practical matter, can generally expect renewal by the FCC.

    The licenses for the Company's television stations expire as follows: WVIT-TV on April 1, 1994; each of WNYT-TV and WHEC-TV on June 1, 1994; KSLA-TV on June 1, 1997; and KMOV-TV on February 1, 1998. The Company's licenses for its radio stations expire as follows: WMZQ-AM-FM, WCPT-AM and WCXR-FM on October 1, 1995; WLTI-FM on October 1, 1996; WLIT-FM on December 1, 1996; KSRI-FM and KSRY-FM on August 1, 1997; KYSR-FM and KXEZ-FM on December 1, 1997; each of KBSG-AM-FM and KNDD-FM on February 1, 1998; and WLTW-FM on June 1, 1998. The Company has applied for renewal of and expects that the licenses which expire in 1994 will be renewed.

    The Communications Act prohibits the assignment of a license or the transfer of control of a license without prior approval of the FCC.
The Communications Act also provides that no license may be held by a corporation if (1) any officer or director is an alien, or (2) more than 20% of the voting stock is owned of record or voted by aliens or is subject to control by aliens. In addition, no corporation may hold the voting stock of another corporation owning broadcast licenses if any of the officers or directors of such parent corporation are aliens or more than 25% of the voting stock of such parent corporation is owned of record or voted by aliens or is subject to control by aliens, unless specific FCC authorization is obtained.

    MUST CARRY/RETRANSMISSION CONSENT. The 1992 Cable Act contains provisions which grant certain Must Carry rights to commercial broadcast television stations that are "local" to communities served by a cable system, including the right to elect either to require a cable operator to carry the station pursuant to the Must Carry provisions of the Act or to require that the cable operator secure the station's Retransmission Consent on a negotiated basis before the station can be carried (i.e., retransmitted) on the cable system. Each of the
         ----
Company's television stations elected in 1993 to negotiate with their local cable systems for the systems' right to retransmit the station's signal. All such negotiations were successfully completed assuring continued carriage of each station on all of their local cable systems at least through December 1996. The Must Carry Rules were challenged by cable program services and cable system operators. In April 1993, a District of Columbia three judge court upheld the rules against a facial First Amendment attack. The U.S. Supreme Court accepted review; oral argument was heard in January 1994 and a decision is expected by July 1994. If the Must Carry Rules are determined to be unconstitutional, the Company's television stations do not expect to be materially affected since they expect to continue to obtain carriage pursuant to Retransmission Consent negotiations. If a station is not carried by a cable system in its area, that station could experience a decline in revenues. The Company's television stations have traditionally been carried prior to the institution of Retransmission Consent and in the absence of Must Carry. (See "BUSINESS -- Regulation
- -- Viacom Cable Television -- Must Carry/Retransmission Consent and Compulsory Copyright")

    RESTRICTIONS ON BROADCAST ADVERTISING. In past Congressional sessions, committees of Congress examined proposals for legislation that would eliminate or severely restrict advertising of beer and wine either through direct restrictions on content or through elimination or reduction of the deductibility of expenses for such advertising under federal tax laws. Such proposals generated substantial opposition, but it is possible that similar proposals will be reintroduced in Congress. The elimination of all beer and wine advertising would have an adverse effect on the revenues of the Company's television and radio stations.

    Congress may again take up Campaign Finance Reform legislation similar to that which was passed by the 102nd Congress but vetoed by President Bush. Such legislation could reduce revenues of the Company's television and radio stations derived from political advertising by candidates for certain public offices.

    On April 9, 1991, the FCC adopted regulations to implement the Children's Television Act of 1990 (the "Children's Television Act") which limit the amount of advertising in children's programming, including a prohibition on children's programming which contains characters that are based on products advertised on such programs. The FCC will take into account the efforts made by broadcasters to meet the educational and informational needs of children as part of assessing the broadcaster's record of performance in the public interest before granting renewal of broadcast licenses. The impact, if any, of these regulations on the Company's television stations is not material. The FCC has instituted an inquiry into the manner in which TV stations have been complying with the Children's Television Act. Additionally, the FCC is considering whether to impose limits on the amount of advertising time which a television station can sell during any broadcast hour or part thereof.

    OWNERSHIP LIMITATIONS. The FCC has placed limits on the number of radio and television stations in which one entity can own an "attributable interest". The Company currently owns radio stations below those ownership limits and, with the transfer of control of licenses held by Paramount, owns the maximum permitted number of television stations. The FCC has adopted a number of rules designed to prevent monopoly or undue concentration of control of the media of mass communications. In 1992 the FCC amended its regulations to permit a single entity to have an "attributable" ownership or management interest in up to 18 AM and 18 FM stations nationwide (20 AM and 20 FM beginning in 1994), including multiple AM and/or FM stations licensed to serve the same market. Minority-controlled broadcasters can own an additional three AM and three FM stations. The limit on the number of such multiple stations in a particular market which a single entity may own or control depends upon the total number of AM and/or FM stations in that market, provided that, at the time of purchase, the combined audience share of such multiple stations does not exceed 25%. With respect to television, the FCC's rules limit the maximum number of stations nationwide in which one entity can have an "attributable" ownership or management interest, to that number which serves up to 25% of U.S. television households, provided, however, that (except in limited circumstances) the total number of stations will not exceed 12. Unlike certain of the new radio rules, there is now no allowance for ownership of multiple television stations licensed to serve the same market, although the FCC is examining the issue. The FCC also permits radio stations to broker the programming and sales inventories of their stations to other radio stations within the same area, subject to various restrictions, so long as ultimate operational control and ownership is retained and exercised by the licensee. Such brokerage agreements function, as a practical matter, to effect a consolidation of competitive radio broadcast stations within a market in much the same manner as multiple ownership of radio facilities by one entity. Similar brokerage agreements among television stations are being implemented in a smaller number of markets than in radio and are not now subject to any explicit FCC regulations.

    The FCC's ownership limitations also prohibit a single entity from owning multiple "same service" (e.g., TV, AM or FM) stations licensed
                                ----
to serve different markets if the broadcast signals of such stations overlap, to a specified measurable degree. The maximum number of commonly owned stations serving neighboring markets whose signals can overlap is the same as that maximum number of commonly owned stations which an entity can own or control in a single market. Additional ownership prohibitions preclude common ownership in the same market of
(i) television stations and cable systems; (ii) television or radio stations and newspapers of general circulation; and (iii) radio and television stations. Radio-television cross-ownership prohibitions are subject to waiver by the FCC on a case-by-case basis. The Company operates two AM and two FM stations as well as a television station serving Washington, D.C. Ownership of the television station (WDCA) was obtained when Viacom Inc. acquired majority ownership of Paramount on March 11, 1994. Pursuant to the FCC's order consenting to the transfer of control of the broadcast licenses of Paramount to the Company, the Company has undertaken to dispose of one AM and one FM radio station serving Washington, D.C. no later than September 11, 1995. The FCC's previous prohibition on a national television network's (ABC, CBS, and NBC) owning or operating cable systems has been repealed but with certain limits as to the number of homes which network-owned cable systems can pass on a national and local basis.

    TERRITORIAL EXCLUSIVITY. The FCC is considering changes to its non-network program territorial exclusivity rules which provide that a broadcaster, with certain limited exceptions, cannot obtain exclusivity to syndicated programming as against other broadcast stations beyond a 35-mile radius from its city of license. The proposed rule would permit expansion of the 35-mile exclusivity area thereby increasing the protection given the programming contracted for by a broadcaster. The Company cannot predict the effect, if any, that any change of this rule may have on its broadcast operations.

    HDTV. The FCC is considering technical standards to be adopted for the transmission of high definition television ("HDTV"), an advanced television system which enhances picture and sound quality, as well as the methods and timetable for implementation of an HDTV transmission standard by broadcasters. A standard has been recommended to the FCC by an advisory committee. The standard which is ultimately adopted for HDTV transmissions and the manner in which that transmission standard will be implemented and the development of technologies such as "digital compression" will have an economic and competitive impact on broadcasting and cable operations. The Company cannot predict the effect of implementation of these technologies on its operations. The FCC has stated its intention not to disadvantage broadcasters and it is expected that any HDTV standard which is ultimately adopted will be fashioned so as to accommodate the needs of broadcasters vis-a-vis competitive video delivery technologies. The FCC has already determined that TV stations will be given up to six years to implement HDTV once a standard has been selected and that stations which do not convert to the HDTV standard will lose their licenses to broadcast at the end of a proposed 15-year period from adoption of the standard.
The cost of converting to HDTV will not have a material effect on the Company.


COMPETITION


VIACOM NETWORKS

    MTVN COMPETITION. MTVN services are in competition for available channel space on existing cable systems and for fees from cable operators and alternative media distributors, with other cable program services, and nationally distributed and local independent television stations. MTVN also competes for advertising revenue with other cable and broadcast television programmers, and radio and print media. For basic cable television programmers, such as MTVN, advertising revenues derived by each programming service depend on the number of households subscribing to the service through local cable operators and other distributors. A number of record companies have announced plans to launch music-based program services in the U.S. and internationally. For example, Tele-Communications, Inc. and Bertelsmann AG announced plans for a music video/home shopping channel and Sony Corp.'s Sony Music and Time Warner Inc.'s Time Warner Music Group are discussing the formation of a worldwide music video program service with such other major record companies as EMI Music, a unit of Thorn EMI PLC, and PolyGram.

    As of December 31, 1993, there were 32 principal cable program services and superstations under contract with A.C. Nielsen Company, including MTV, VH-1, NICKELODEON (including NICKELODEON and NICK AT NITE program segments), each with over 10,000,000 subscribers. The Nielsen Report ranked NICKELODEON/NICK AT NITE seventh, MTV eleventh, and VH-1 sixteenth, in terms of subscriber households.

    MTV EUROPE is engaged in a number of related litigations in Europe contesting the legality of certain joint licensing activities by the major worldwide record companies. In 1992, MTV EUROPE initiated a proceeding before the European Commission, seeking the dissolution, under Articles 85 and 86 of the Treaty of Rome, of the record companies' joint licensing organizations -- Video Performance Limited
(VPL) and International Federation of Phonogram and Videogram Producers
(IFPI) -- through which the record companies exclusively license rights to exhibit music video clips on television in Europe and elsewhere.
The EC issued a preliminary letter in 1993 stating its non-binding opinion that the arrangements constituted an unlawful restriction of trade under Article 85, and reserved its right to address abuse of monopoly power under Article 86. MTVN has been informed that the EC has issued a Statement of Objections, which commences formal legal proceedings against VPL and IFPI, and their major record company members. MTV EUROPE has been licensed to continue to exhibit music video clips during the EC proceeding under an EC-assisted interim agreement with VPL and IFPI, which expires in July 1994.

    In December 1993, MTV EUROPE commenced a separate proceeding before the European Commission, challenging the operation of VIVA, a German language music service owned by four of the five major record companies, as another example of illegal cartel activity.

    In a separate U.K. high court action, MTV EUROPE is seeking reimbursement of license fees paid to VPL and IFPI, on the grounds that these fees were unlawfully extracted by the record companies' cartel organizations.

    SNI COMPETITION. The principal means of competition in the provision of premium subscription television program services are: (1) the acquisition and packaging of an adequate number of quality recently released motion pictures; and (2) the offering of prices, marketing and advertising support and other incentives to cable operators and other distributors so as to favorably position and package SNI's premium subscription television program services to subscribers. HBO is the dominant company in the premium subscription television category, offering two premium subscription television program services, the HBO service and Cinemax. SNI is second to HBO with a significantly smaller share of the premium subscription television category. In addition, in February 1994, Encore Media Corp. (an affiliate of Liberty Media Corporation and Tele-Communications, Inc.) launched Starz!, a premium subscription television program service that will exhibit recently released motion pictures. The Company believes that Starz! will directly compete with SNI's premium program services.

    On November 9, 1993, the Company filed an amended complaint in its antitrust suit against Tele-Communications, Inc., Liberty Media Corporation, Satellite Services, Inc., Encore Media Corp., Netlink USA, Comcast Corporation and QVC Network, Inc., which action is pending in the Southern District of New York. (See "Item 3 - Legal Proceedings")


VIACOM ENTERTAINMENT

    Distribution and production of programming for television is a highly competitive business. The Company competes directly with other distributors and producers including major motion picture studios and other companies which produce and/or distribute programs and films.
The main competitive factors in the television program distribution business are the availability and quality of product, promotion and marketing, and access to licensees of product. Major studios and distributors with a history of successful programming are better positioned to acquire and/or produce and distribute quality product. These studios and distributors also have greater available resources for promotion and marketing. Brand name identification is an advantage to a distributor in promoting and marketing programs for domestic and first run exhibition. The decline in the demand by licensees for recent off-network series and series produced for first run exhibition (due to renewal of existing series by stations during the past year) and feature films (due primarily to the recent expansion of the Fox network to supply programming to its affiliated stations seven nights a week) has been partly offset by a resurgence in demand by stations for first run hours and an increasing number of programming outlets, particularly cable networks. Distributors are advantageously positioned to obtain clearances from stations they also own. This advantage increases with an increase in the number of stations so owned, the size of the markets served by those stations and the viewership of those stations. Since the successful launch of a program for first run exhibition generally requires securing licenses in New York, Los Angeles and Chicago, distributors owning stations serving these markets are at the greatest advantage among distributors owning stations.

     Distribution of programming for television in international markets is also a highly competitive business. The Company competes in such markets with both U.S. and non-U.S. producers and distributors. Deregulation by certain foreign countries has given rise to new broadcast stations and cable services which, along with technological advances such as DBS, are continuing to increase the number of potential international customers. However, as a result of a political directive adopted by the European Community in 1989, which became effective in October 1991, most European Community countries have adopted broadcast quota regulations based on the guidelines of the directive. Such broadcast quota regulations may adversely affect the amount of U.S. produced programming to be purchased by foreign customers. (See "BUSINESS -- Regulation -- Viacom Entertainment -- European Community Directive")

    Program production for network television, which is a source of product for the Company's distribution operations, and program production for first run exhibition on cable and other media are highly competitive businesses. The Company competes with the major studios and other production companies. A company with a program airing on a network, which program the network deems commercially successful, is at an advantage in getting that network and, to a lesser extent, other networks, to license additional programs. (See "BUSINESS -- Viacom Entertainment -- Viacom Productions")

    Subsequent to December 31, 1993, Viacom Inc. acquired Paramount, which is a significantly larger distributor and producer of television programming. It is anticipated that this acquisition and the combination of the Company's television distribution and production businesses with those of Paramount will significantly enhance the Company's competitive position in these businesses.


VIACOM NEW MEDIA

    The emerging market for interactive multimedia software is highly
competitive and rapidly evolving.   Major competitors include hardware
manufacturers who also manufacture and publish cartridge video games, software publishers, and interactive software publishing divisions that have been established by diversified entertainment companies similar to the Company.

VIACOM CABLE TELEVISION

    The Company's cable systems operate pursuant to non-exclusive franchises granted by local governing authorities (either municipal or county) and primarily compete with over-the-air broadcast television. Cable systems also compete with other distribution systems which deliver programming by microwave transmission ("MDS" and "MMDS") and satellite transmission to master antennas ("SMATV") or directly to subscribers via either "TVRO" or "DBS" technology. A new type of distribution system called Multichannel Local Distribution Service ("MLDS"), which is similar to but more advanced than MMDS due to greater channel capacity, could also become competitive with cable. In 1991, the FCC concluded a proceeding aimed at eliminating a number of technological and regulatory limitations applicable to, and thereby supporting the potential growth of, MMDS and SMATV as competitive video delivery technologies. Certain DBS distribution systems are expected to commence their services in the near future, including United States Satellite Broadcasting, Inc., with which the Company has distribution agreements for each of the Company's wholly owned basic cable and premium networks, and Hughes DirecTV The development of these other distribution systems could in the future result in substantial competition for the Company's cable systems, depending upon the marketing plans and programming provided. However, a developing technology called "digital compression" may allow cable systems to significantly increase the number of channels of programming they deliver and thereby help cable systems meet competition from these other distribution systems.

    The acquisition of new franchises has slowed as an increasingly limited number of franchises and systems are left to be developed. The resulting reduced rate of construction may affect the cable industry's ability to sustain its historical subscriber growth rate. However, cable operators have increasingly sought to expand their subscriber bases through the acquisition of contiguous systems, which provide increased operating efficiencies. The Company's plan to expand in the cable business includes supplying additional services to its customers, increasing primary and premium subscriber penetrations, developing existing franchise areas and, to a lesser degree, reviewing possible acquisitions of existing systems, principally contiguous systems, directly or through participation with others in partnerships or joint ventures.

    Since the Company's cable television systems are franchised on a non-exclusive basis, other cable operators have been franchised and may continue to apply for franchises in certain areas served by the Company's cable systems. In addition, the 1992 Cable Act prohibits a franchiser from granting exclusive franchises and from unreasonably refusing to reward additional competitive franchises. In 1986, the U.S. Supreme Court held that cable system operations implicate First Amendment rights and that local franchising authorities may violate those rights by establishing franchise requirements, unless there is a legitimate government purpose. Since this decision, various federal district and appellate courts have issued contradictory opinions with respect to the enforceability of specific franchise requirements. Depending on the resolution of these cases, competitive entry by other operators into Viacom Cable's franchise areas and Viacom Cable's entry into other franchise areas could be more easily achieved.

    The entry of telephone companies into the cable television business may adversely affect Viacom Cable. The FCC's Video Dial Tone regulations (See "BUSINESS -- Regulation -- Viacom Cable Television -- Competition with Telephone Companies") are an indication of the FCC's willingness to narrow the cross-ownership prohibitions contained in the Communications Act to the extent that it can do so consistent with its interpretation of the Act.


VIACOM BROADCASTING

    The principal methods of competition in the television and radio broadcasting field are the development of audience interest through programming and promotions. Television and radio stations also compete for advertising revenues with other stations in their respective coverage areas and with all other advertising media. They also compete with various other forms of leisure time activities, such as cable television systems and audio players and video recorders. These competing services, which may provide improved signal reception and offer an increased home entertainment selection, have been in a period of rapid development and expansion. Technological advances and regulatory policies will have an impact, upon the future competitive broadcasting environment. In particular, recent FCC liberalization of its radio station ownership limits will allow for increased group ownership of stations. However, the Company is unable to predict what impact these rule changes will have on its businesses in their markets. (See "BUSINESS -- Regulation -- Viacom Broadcasting -- Ownership Limitations")

    DBS satellite distribution of programs is expected to commence in 1994. Additionally, the FCC has issued rules which may significantly increase the number of multipoint distribution service stations (i.e.,
                                                                 ----
video services distributed on microwave frequencies which can only be received by special microwave antennas). The FCC has also authorized video uses of certain frequencies which have not traditionally been used or permitted for commercial video services and has issued rules which will increase the number of FM and AM stations. The FCC is also considering authorizing digital audio broadcasts ("DAB"), which could ultimately permit increased radio competition by satellite delivery of audio stations directly to the home (or to cars) and result in an increased spectrum being used for digital delivery of radio signals, and it has authorized and is in the process of licensing low power television stations ("LPTV stations") that may serve various communities with coverage areas smaller than those served by full conventional television stations. Because of their coverage limitations, LPTV stations may be allocated to communities which cannot accommodate a full power television station because of technical requirements.


ITEM 2. PROPERTIES.

    The Company maintains its worldwide headquarters at 1515 Broadway, New York, New York, where it rents approximately 720,000 square feet for executive offices, including MTVN. The Company also rents approximately 24,000 square feet at the same location for WLTW-FM and Viacom Broadcasting headquarters. The lease runs to 2010, with four renewal options for five years each. The lease also grants the Company options for additional space at the then fair market value, including sufficient space for SNI and Paramount headquarters staff, and a right of first negotiation for other available space in the building.

    The Company also leases approximately 106,000 square feet at 1775 Broadway, New York, New York. The lease expires in 1998. In 1992, the Company sublet approximately 53,000 square feet of such space to COMEDY CENTRAL.

    The Company also operates a data processing facility in Rutherford, New Jersey and owns a 30,000 square foot building at 140 West 43rd Street, New York, New York, which supports office and conferencing requirements.

    Viacom MGS Services leases approximately 25,000 square feet at 619 West 54th Street, New York, New York.

    During 1993, the Company leased premises in California, Ohio, Oregon, Tennessee and Washington, the locations of Viacom Cable's operations. Viacom Cable's operations require a large investment in physical assets consisting primarily of receiving apparatus, trunk lines, feeder cable and drop lines connecting the distribution network to the premises of the customers, electronic amplification and distribution equipment, converters located in customers' homes and other components. Significant expenditures are also required for replacement of and additions to such system assets as a result of technological advances, ordinary wear and tear and regulatory standards. Approximately 47% of the Company's cable television systems' fixed assets have been installed within the past five years and, except for ordinary wear and tear, the Company believes that this equipment is in good condition.

    In addition to its leased space at 1515 Broadway, Viacom Broadcasting owns office and studio space in Hartford, Connecticut, occupied by television station WVIT-TV; in Menands, New York, occupied by television station WNYT-TV; in Shreveport, Louisiana, occupied by television station KSLA-TV; and in Rochester, New York, occupied by television station WHEC-TV. Television station KMOV-TV, St. Louis, Missouri, leases office and studio space for a term expiring
December 31, 2002.

    WLIT-FM, Chicago, Illinois, leases office and studio space for a term expiring in April 2002. WLTI-FM, Detroit, Michigan, leases office and studio space for a term expiring in August 2002. WMZQ-FM, Washington, D.C., leases office and studio space for a term expiring in December 1998. WMZQ-AM, Arlington, Virginia, leases office and studio space for a term expiring in August 2014. WCPT-AM and WCXR-FM lease office and studio space in Alexandria, Virginia for a term expiring in November 2001. KBSG-AM/FM, Tacoma/Seattle, Washington, lease office and studio space for a term expiring in August 1999. KYSR-FM, and KXEZ-FM, Los Angeles, California, lease office and studio space for a term expiring in October 1999. KSRY-FM, San Francisco, California, leases office and studio space for a term expiring in March 1997. KSRI-FM, Santa Cruz, California, leases office and studio space for a term expiring in July 1995. KNDD-FM, Seattle, Washington, leases office and studio space for a term expiring in February 2001.

    Viacom Broadcasting owns the broadcasting antenna equipment of its radio and television stations and the main transmission and antenna sites used by its five television stations and radio stations WMZQ-FM, WCPT-AM, KYSR-FM and KNDD-FM. The other radio stations, WLTW-FM, WLIT-FM, WLTI-FM, WCXR-FM, WMZQ-AM, KBSG-AM, KBSG-FM, KSRY-FM, KSRI-FM and KXEZ-FM lease their transmission and antenna sites. The leases expire in August 2005, September 2002, December 1995, February 2000, August 2014, February 2000, December 1997, February 2000, May 1999, and November 2000, respectively.

    MTVN, by agreement with MCA, leases approximately 75,000 square feet of studio and office space for NICKELODEON STUDIOS FLORIDA, which agreement expires (with extensions at MCA's option) in 2003. MTVN leases approximately 58,600 square feet of other office facilities and studios (i.e., excluding 1515 Broadway, 1775 Broadway, NICKELODEON
       ----
STUDIOS, Orlando and Universal City, Los Angeles).

    MTVN also owns the Network Operations Center in Smithtown, New York at which it assembles and uplinks its programming signals. The center consists of a 15,000 square foot building housing television and satellite transmission equipment.

    In March 1993, a subsidiary of the Company entered into an agreement to purchase approximately 50,000 square feet of office and studio space in London, England. The Company leases the space to MTV EUROPE.

    SNI's executive offices are located at 1633 Broadway, New York, New York, where it rents approximately 106,000 square feet. SNI leases approximately 58,000 square feet of other office facilities (i.e.,
                                                           ----
excluding 1633 Broadway, 1775 Broadway and Universal City, Los

Angeles).

    For a description of the transponders employed by MTVN and SNI, see "BUSINESS -- Viacom Networks -- Additional Information about MTVN and SNI."

    Other than Brazil, where the office facility is owned, most of the domestic and international television program and feature film sales offices are held under leases aggregating approximately 9,000 square feet. Also, the Company maintains approximately 83,000 square feet of consolidated offices in Universal City, Los Angeles for Viacom Entertainment, MTVN and SNI.

    The Company also maintains a tape storage and operations service center of approximately 22,500 square feet for Viacom Networks and Viacom Enterprises in New York, New York.

    The Company believes that all of its facilities are adequate for the activities conducted at such facilities. However, the Company anticipates that it will lease or purchase additional office space both in the New York area as well as in other areas where the Company and its subsidiaries are presently located.

    Information with respect to Paramount in response to Item 2 is incorporated by reference herein from the Paramount Reports.
Information in the Paramount Reports is given as of the date of each such report and is not updated herein.


ITEM 3. LEGAL PROCEEDINGS.

    Stockholder Litigation.

    Seven putative class action complaints were filed by alleged Blockbuster stockholders in the Delaware Court of Chancery against Blockbuster, the members of its Board of Directors, Viacom Inc. and Sumner M. Redstone. By Order dated January 31, 1994, the seven actions were consolidated under the caption In re Blockbuster Entertainment Corp. Shareholders' Litigation, Consolidated Civil Action No. 13319.
On February 18, 1994, plaintiffs filed the Consolidated and Amended Class Action Complaint (the "Complaint"). The Complaint generally alleges that Blockbuster's directors have violated their fiduciary duties of loyalty and fair dealing by allegedly failing to ensure the maximization of stockholder value in the sale of control of Blockbuster, including the alleged failure to authorize and direct that a process designed to secure the best value available for Blockbuster stockholders be undertaken, and by implementing measures such as the Subscription Agreement which allegedly were designed solely to thwart or impede other competing transactions. Among other things, the plaintiffs seek to (i) preliminarily and permanently enjoin the purchase by Blockbuster of shares of Viacom Class B Common Stock pursuant to the Subscription Agreement (see next paragraph); (ii) preliminarily and permanently enjoin the Blockbuster Merger or any anti-takeover devices designed to facilitate the Blockbuster Merger;
(iii) require the Blockbuster directors to maximize stockholder value by exploring third party interest; and/or (iv) recover damages from the

Blockbuster directors for their alleged breaches of fiduciary duty. The defendants believe that plaintiffs' allegations are without merit and intend to defend themselves vigorously.

    On February 28, 1994, plaintiffs filed motions in the Delaware Chancery Court seeking expedited discovery, a temporary restraining order enjoining consummation of the Subscription Agreement and the scheduling of a preliminary injunction hearing. On March 1, 1994, Vice Chancellor Carolyn Berger issued an order denying plaintiffs' motions. Following issuance of the above-described order, plaintiffs filed a Motion for Clarification or, in the alternative, for Certification on Interlocutory Appeal, requesting that the Chancery Court clarify whether its order also refers to a hearing for a preliminary injunction. Plaintiffs requested that, if the order is limited to a hearing for a temporary restraining order, the Chancery Court schedule a hearing on plaintiffs' motion for a preliminary injunction. On March 2, 1994, plaintiffs informed the Chancery Court that they had decided not to seek an interlocutory appeal and indicated their understanding that the order precluded preliminary injunctive relief as to the Subscription Agreement.

    On March 7, 1994, the plaintiffs filed a motion for a preliminary injunction, seeking an order preliminarily enjoining the defendants from (i) taking any steps to effectuate or enforce the Blockbuster Merger Agreement, the Subscription Agreement and the Stockholders Stock Option Agreement; (ii) making any payment to Viacom of its fees and expenses pursuant to Section 8.05(b) of the Blockbuster Merger Agreement; and (iii) entering into any competing transaction with a party other than Viacom, which transaction includes a stock component unless adequate price protection for the stockholders of Blockbuster is provided. Plaintiffs have also moved for an injunction requiring the Blockbuster defendants to investigate all bona fide offers to acquire Blockbuster and to provide such bona fide offerors access to information concerning Blockbuster in order to facilitate such offers. No schedule has been set for a hearing on the motion.

    On March 10, 1994, Defendant Sumner Redstone filed a motion to dismiss the Complaint as to him, on the grounds of lack of personal jurisdiction, insufficiency of process, and insufficiency of service of process. Also, on March 10, 1994, defendant Viacom filed a motion to dismiss the Complaint as to itself, for failure to state a claim against Viacom upon which relief can be granted. No schedule has been set for a hearing on these motions.

    Antitrust Matters

    On September 23, 1993, the Company filed an action in the United States District Court for the Southern District of New York styled Viacom International Inc. v. Tele-Communications, Inc., et al., Case No. 93 Civ. 6658, against Tele-Communications, Inc. ("TCI"), Liberty Media Corporation, Satellite Services, Inc. ("SSI"), Encore Media Corp., Netlink USA, and QVC Network, Inc. The complaint alleges violations of Sections 1 and 2 of the Sherman Act, Section 7 of the Clayton Act, Section 12 of the Cable Act, and New York's Donnelly Act, and tortious interference, against all defendants, and a breach of contract claim against defendants TCI and SSI only. In addition to other relief, the Company seeks injunctive relief against defendants' anticompetitive conduct and damages in an amount to be determined at trial, including trebled damages and attorneys' fees under the Sherman and Clayton Acts and damages resulting from QVC Network, Inc.'s proposed acquisition of Paramount Communications Inc.

    The 19 claims for relief in the complaint are based on allegations that defendants exert monopoly power in the U.S. cable industry through their control over approximately one in four of all cable households in the United States. Among other things, the complaint alleges that defendants conspired and attempted to force SNI to enter into a merger with a TCI-controlled pay television service; defendants have attempted to eliminate The Movie Channel from at least 28 of TCI's systems and have plans to eliminate The Movie Channel from another 27 such systems; defendants have conspired with General Instrument Corporation ("GI") to entrench GI's monopoly power in the markets for digital compression and encryption systems and to use such monopoly power to weaken and eliminate the defendants' competitors; and TCI's construction of a central authorization center to illegally control the distribution of programming services through refusals to deal and denial of direct access. On November 9, 1993, the Company amended its complaint in Viacom International Inc. v. Tele-Communications, Inc., et al., Case No. 93 Civ. 6658, to add Comcast Corporation as an additional defendant and to incorporate into the allegations additional anticompetitive activities by the defendants. Each of the defendants has answered and has generally denied the material allegations of the Company's amended complaint. Following the filing of its amended complaint, the Company has agreed to voluntarily dismiss certain of its breach of contract claims against TCI and SSI.

    Viacom Cable, through a subsidiary of the Company, was one of the original partners ("Original Partners") of Primestar Partners L.P. ("Primestar"). Primestar was launched in 1990 to deliver programming directly to dishes located at subscribers' homes from a mid-powered Ku-band satellite. The Company has withdrawn from Primestar by, among other things, exercising in November 1991 the Company's contractual right not to continue funding its share of Primestar's capital requirements. The Department of Justice ("DOJ") has conducted an inquiry into the structure and business of Primestar to ensure that the Original Partners did not engage in any concerted action prohibited by law. In addition, several state Attorneys General ("AGs") have reviewed the structure and business plan of Primestar as well as certain business practices of the Original Partners which reflect business practices in the cable industry, generally. The AGs' inquiry resulted in a final judgment entered into with the consent of the Original Partners in September of 1993. The DOJ has concluded its inquiry by submitting a similar consent judgment for judicial approval. Both judgments address (i) access by multichannel distributors competitive with cable to programming controlled by any of the Original Partners and (ii) the extent of programming which may be licensed exclusively by the cable operations of the Original Partners. The provisions of the AGs' decree expire in 1997 and 1999. If approved, as expected, the provisions of the DOJ decree will expire in 1999. The terms of the judgments do not materially affect the Company.

    Information with respect to Paramount in response to Item 3 is incorporated by reference herein from the Paramount Reports.
Information in the Paramount Reports is given as of the date of each such report and is not updated herein.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable

EXECUTIVE OFFICERS OF VIACOM INC. AND THE COMPANY

    Set forth below is certain information concerning the current executive officers of Viacom Inc. and the Company, which information is hereby included in Part I of this report.

                                      POSITIONS WITH VIACOM INC.
        NAME             AGE                  AND THE COMPANY
- ------------------------------------------------------------------------
Sumner M. Redstone       70           Chairman of the Board of Viacom
                                       Inc. and the Company

Frank J. Biondi, Jr      49           President, Chief Executive Officer
                                       and Director of Viacom Inc. and
                                       the Company

Raymond A. Boyce         58           Senior Vice President, Corporate
                                       Relations of Viacom Inc. and the
                                       Company

Neil S. Braun            41           Senior Vice President of Viacom Inc.
                                       and the Company

Vaughn A. Clarke         40           Vice President, Treasurer of Viacom
                                       Inc. and the Company

Philippe P. Dauman       40           Executive Vice President, General
                                       Counsel, Chief Administrative Officer
                                       and Secretary and Director of Viacom
                                       Inc. and the Company

Earl H. Doppelt          40           Senior Vice President, Deputy General
                                       Counsel of Viacom Inc. and the
                                       Company

Thomas E. Dooley         37           Executive Vice President, Finance,
                                       Corporate Development and Communications of Viacom Inc. and the Company

Michael D. Fricklas      34           Senior Vice President, Deputy
                                       General Counsel of Viacom Inc. and
                                       the Company

John W. Goddard          52           Senior Vice President of Viacom
                                       Inc. and the Company; President,
                                       Chief Executive Officer of Viacom
                                       Cable

Edward D. Horowitz       46           Senior Vice President, Technology of
                                       Viacom Inc. and the Company;
                                       Chairman, Chief Executive Officer
                                       of New Media and Interactive
                                       Television

Kevin C. Lavan           41           Vice President, Controller and Chief
                                       Accounting Officer of Viacom Inc.
                                       and the Company

Henry J. Leingang        44           Senior Vice President, Chief Information
                                       Officer of Viacom Inc. and the
                                       Company

William A. Roskin        51           Senior Vice President, Human Resources
                                       and Administration of Viacom Inc.
                                       and the Company

George S. Smith, Jr.     45           Senior Vice President, Chief
                                       Financial Officer of Viacom Inc.
                                       and the Company

Mark M. Weinstein        51           Senior Vice President, Government
                                       Affairs of Viacom Inc. and the
                                       Company

    None of the executive officers of Viacom Inc. or the Company is related to any other executive officer or director by blood, marriage or adoption except that Brent D. Redstone, a Director of Viacom Inc. and the Company, is the son of Sumner M. Redstone.


    Mr. Redstone has been Chairman of the Board and a Director of the Company since the Merger. Mr. Redstone is also Chairman of the Board and a Director of Viacom Inc. Mr. Redstone has served as President, Chief Executive Officer of NAI since July 1967, and continues to serve in such capacity; he has also served as the Chairman of the Board of NAI since 1986. Mr. Redstone became a director of Paramount in March 1994. He served as the first Chairman of the Board of the National Association of Theater Owners, and is currently a member of the Executive Committee of that organization. During the Carter Administration, Mr. Redstone was appointed a member of the Presidential Advisory Committee on the Arts for the John F. Kennedy Center for the Performing Arts and, in 1984, he was appointed a Director of the Kennedy Presidential Library Foundation. Since 1982, Mr. Redstone has been a member of the faculty of Boston University Law School, where he has lectured in entertainment law. In 1944, Mr. Redstone graduated from Harvard University and, in 1947, received an L.L.B. from Harvard University School of Law. Upon graduation, he served as Law Secretary with the United States Court of Appeals, and then as a Special Assistant to the United States Attorney General.

    Mr. Biondi has been President, Chief Executive Officer and a Director of Viacom Inc. and the Company since July 1987. He became a director of Paramount in March 1994. From November 1986 to July 1987, Mr. Biondi was Chairman, Chief Executive Officer of Coca-Cola Television and, from 1985, Executive Vice President of the Entertainment Business Sector of The Coca-Cola Company. Mr. Biondi joined HBO in 1978 and held various positions there until his appointment as President, Chief Executive Officer in 1983. In 1984, he was elected to the additional position of Chairman and continued to serve in such capacities until October 1984.

    Mr. Boyce has been an executive officer of Viacom Inc. and the Company since January 1988 when he was elected Senior Vice President, Corporate Relations of the Company. In April 1988, he was elected Senior Vice President, Corporate Relations of Viacom Inc. Mr. Boyce served as Vice President, Public Relations of the Entertainment Business Sector of The Coca-Cola Company from 1982 to 1987. In 1979, Mr. Boyce joined Columbia Pictures Industries, Inc. and served first as Director, Corporate Communications and later as Vice President, Corporate Communications until The Coca-Cola Company's acquisition of Columbia Pictures Industries, Inc. in 1982.

    Mr. Braun has been an executive officer of Viacom Inc. and the Company since November 1987 when he was elected Senior Vice President of each. He served as Chairman, Chief Executive Officer of Viacom Entertainment from July 1992 to March 1994. Prior to that, Mr. Braun served as Senior Vice President, Corporate Development and Administration of Viacom Inc. and the Company from November 1987 to July 1992 and from October 1989 to July 1992, he also served as Chairman of Viacom Pictures. Mr. Braun served as President, Chief Operating Officer of Imagine Films Entertainment from May 1986 until he joined the Company. From 1982 until 1986, Mr. Braun held various positions at HBO including Senior Vice President, Film Programming of HBO and Executive Vice President of HBO Video, Inc.

    Mr. Clarke was elected Vice President, Treasurer of Viacom and the Company in April 1993. Prior to that, he spent 12 years at Gannett Co., Inc., where he held various management positions, most recently as Assistant Treasurer.

    Mr. Dauman has been a Director of Viacom Inc. and the Company since the Merger. In March 1994, he was elected Executive Vice President, General Counsel, Chief Administrative Officer and Secretary of Viacom Inc. and the Company. From February 1993 to March 1994, he served as Senior Vice President, General Counsel and Secretary of Viacom Inc. and the Company. Prior to that, Mr. Dauman was a partner in the law firm of Shearman & Sterling in New York, which he joined in 1978. Mr. Dauman became a Director of National Amusements, Inc. in 1992 and Paramount in March 1994.

    Mr. Dooley has been an executive officer of the Company since

January 1987. In March 1994, he was elected Executive Vice President, Finance, Corporate Development and Communications of Viacom Inc. and the Company. From July 1992 to March 1994, Mr. Dooley served as Senior Vice President, Corporate Development of Viacom Inc. and the Company. From August 1993 to March 1994, he also served as President, Interactive Television. Prior to that, he served as Vice President, Treasurer of the Company and Viacom Inc. since 1987. In December 1990, he was named Vice President, Finance of Viacom Inc. and the Company. Mr. Dooley joined the Company in 1980 in the corporate finance area and has held various positions in the corporate and divisional finance areas, the most recent of which was Director of Business Analysis from 1985 to 1986.

    Mr. Doppelt was elected Senior Vice President, Deputy General Counsel of Viacom Inc. and the Company in March 1994. Prior to that, he served as Senior Vice President of Paramount since 1992 and as Deputy General Counsel of Paramount since 1985. He joined Paramount in 1983 as Associate Litigation Counsel, and in 1985 was appointed Assistant Vice President and Deputy General Counsel. In 1986, he became a Vice President of Paramount. From 1977 to 1983, Mr. Doppelt was an attorney in private practice at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison.

    Mr. Fricklas was elected Senior Vice President, Deputy General Counsel of Viacom Inc. and the Company in March 1994. From June 1993 to March 1994, he served as Vice President, Deputy General Counsel of Viacom Inc. and the Company. He served as Vice President, General Counsel and Secretary of Minorco (U.S.A.) Inc. from 1990 to 1993. Prior to that, Mr. Fricklas was an attorney in private practice at the law firm of Shearman & Sterling.

    Mr. Goddard has been an executive officer of the Company since August 1980. In November 1987, Mr. Goddard was elected Senior Vice President of Viacom Inc. and in September 1983, Mr. Goddard was elected Senior Vice President of the Company and President, Chief Executive Officer of Viacom Cable and continues to serve in those capacities. In August 1980, Mr. Goddard was appointed President of Viacom Cable and, in September 1980, he was elected Vice President of the Company. From September 1978 through July 1980, Mr. Goddard was Executive Vice President, Viacom Communications. From June 1971 until September 1978, Mr. Goddard was President and General Manager of Tele-Vue Systems, a subsidiary of the Company.

    Mr. Horowitz has been an executive officer of Viacom Inc. and the Company since April 1989. In March 1994, he was elected Senior Vice President, Technology of Viacom Inc. and the Company and Chairman, Chief Executive Officer of New Media and Interactive Television. Prior to that, he served as Senior Vice President of Viacom Inc. and the Company from April 1989 and as Chairman, Chief Executive Officer of Viacom Broadcasting from July 1992 to March 1994. From 1974 to April 1989, Mr. Horowitz held various positions with HBO, most recently as Senior Vice President, Technology and Operations. Mr. Horowitz held several other management positions with HBO, including Senior Vice President, Network Operations and New Business Development and Vice President, Affiliate Sales.

    Mr. Lavan has been an executive officer of the Company since December 1987. In May 1989, he was elected Vice President of Viacom Inc. and the Company. In December 1990, he assumed the added responsibilities of oversight of Company tax matters. From 1991 to 1992, he also served as Senior Vice President and Chief Financial Officer of Viacom Pictures. Mr. Lavan joined Viacom in 1984 as Assistant Controller and, in December 1987, was elected Controller, Chief Accounting Officer of Viacom Inc. and the Company and he continues to serve in such capacities.

    Mr. Leingang was elected Senior Vice President, Chief Information Officer in May 1993. Prior to that, he served as Vice President, Chief Information Officer upon joining Viacom in 1990. Mr. Leingang was Vice President, Information Services of the Train Group (formerly Triangle Industries) from 1984 to 1990. From 1982 to 1984, he served as Corporate Director, MIS, and Manager, MIS Planning and Control for Interpace Corporation. Prior to that he held positions with Touche Ross & Company, McGraw-Hill Book Company and General Electric Credit Corp.

    Mr. Roskin has been an executive officer of Viacom Inc. and the Company since April 1988 when he became Vice President, Human Resources and Administration of each. In July 1992, Mr. Roskin was elected Senior Vice President, Human Resources and Administration of Viacom Inc. and the Company. From May 1986 to April 1988, he was Senior Vice President, Human Resources at Coleco Industries, Inc. From 1976 to 1986, he held various executive positions at Warner Communications, Inc., serving most recently as Vice President, Industrial and Labor Relations.

    Mr. Smith has been an executive officer of the Company since May 1985. In November 1987, he was elected Senior Vice President, Chief Financial Officer of Viacom Inc. and the Company and he continues to serve in such capacities. In May 1985, Mr. Smith was elected Vice President, Controller of the Company and, in October 1987, he was elected Vice President, Chief Financial Officer of the Company. From 1983 until May 1985, he served as Vice President, Finance and Administration of the Viacom Broadcasting Division and from 1981 until 1983, he served as Controller of Viacom Radio. Mr. Smith joined the Company in 1977 in the Corporate Treasurer's office and until 1981 served in various financial planning capacities.

    Mr. Weinstein has been an executive officer of the Company since January 1986. In February 1993, he was elected Senior Vice President, Government Affairs of Viacom Inc. and the Company. Prior to that, Mr. Weinstein served as Senior Vice President, General Counsel and Secretary of the Company and of Viacom Inc. since the fall of 1987. In January 1986, Mr. Weinstein was appointed Vice President, General Counsel of the Company. From 1976 through 1985, he was Deputy General Counsel of Warner Communications Inc. and in 1980 became Vice President. Previously, Mr. Weinstein was an attorney in private practice at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison.

     PART II

     Item 5. Market for Viacom Inc.'s Common Equity and Related Security Holder Matters.


     Viacom Inc. voting Class A Common Stock and Viacom Inc. non-voting Class B Common Stock are listed and traded on the American Stock Exchange ("ASE") under the symbols "VIA" and "VIAB," respectively. The following table sets forth, for the calendar period indicated, the per share range of high and low sales prices for Viacom Inc.'s Class A Common Stock and Class B Common Stock, as reported on the ASE Composite Tape by the National Quotation Bureau Incorporated. As of March 30, 1994 there were approximately 6,912 holders of Viacom Inc. Class A Common Stock, and 6,861 holders of Viacom Inc. Class B Common Stock.


                                   Viacom Class A      Viacom Class B
                                    Common Stock        Common Stock
                                  ---------------      ----------------
                                  High        Low       High        Low
                                  ----        ---       ----        ---

     1992

       1st quarter               $37 1/4    $32 1/8    $36 1/2    $31 1/4
       2nd quarter                38 1/2     32 3/8     36 7/8     30 1/2
       3rd quarter                34 7/8     30 7/8     32 7/8     29
       4th quarter                44         28 1/8     41 7/8     27

     1993
       1st quarter               $46 1/2    $37 1/2    $44 1/8    $35 1/4
       2nd quarter                52 5/8     37 1/8     49 1/2     36
       3rd quarter                67 1/2     50 1/2     61 1/4     45 3/4
       4th quarter                66 1/2     47         60 1/2     40 3/8



     The parent, Viacom Inc., has substantially no source of funds other than dividends paid by the Company on its stock. Under the restrictions contained in the Credit Agreement, the Company is prohibited from (i) paying any dividends on its stock to Viacom Inc. for the purpose of enabling Viacom Inc. to pay any dividend on its common stock, or (ii) making any other dividend payments to Viacom Inc. (other than for certain limited specified purposes), unless its total leverage ratio is less than a specified amount.

Item 6. Selected Financial Data.


VIACOM INC. AND
VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
(Thousands of dollars, except per share amounts)

                                                   Year Ended December 31,
                               --------------------------------------------------------

                                 1993       1992        1991        1990        1989
                                 ----       ----        ----        ----        ----

Revenues                     $2,004,949  $1,864,683  $1,711,562  $1,599,625  $1,436,220
Earnings from operations     $  384,995  $  347,927  $  312,234  $  223,831  $  144,716
Earnings (loss) before
  extraordinary items
  and cumulative effect of
  change in accounting
  principle                  $  169,481  $   66,085  $  (46,556) $  (89,781) $  131,080
Net earnings (loss)          $  170,952  $   48,965  $  (49,657) $  (89,781) $  131,080
Net earnings (loss)
  attributable
  to common stock            $  158,202  $   48,965  $  (49,657) $  (89,781) $  113,589
Net earnings (loss) per
 common share:
  Earnings (loss) before
    extraordinary items and
    cumulative effect of
    change in accounting
    principle                $     1.30  $      .55  $     (.41) $     (.84) $     1.06
  Net earnings (loss)        $     1.31  $      .41  $     (.44) $     (.84) $     1.06
At year end:
  Total assets               $6,416,868  $4,317,094  $4,188,378  $4,027,927  $3,752,962
  Long-term debt             $2,378,286  $2,397,014  $2,320,919  $2,537,263  $2,283,118
  Shareholders' equity       $2,718,114  $  756,511  $  699,493  $  366,163  $  455,944






See Notes to Consolidated Financial Statements for information on transactions and accounting classifications which have affected the comparability of the periods presented above. Viacom Inc. has not declared cash dividends for any of the periods presented above.

     Item 7. Management's Discussion and Analysis of Results of Operations and Financial
               Condition.


     General
     -------

     Management's discussion and analysis of the combined results of operations and financial condition of Viacom Inc. and the Company should be read in conjunction with the Consolidated Financial
     Statements and related Notes. Information presented below does not include information with respect to Paramount, which became a subsidiary of Viacom Inc. on March 11, 1994. Information with respect to Paramount's results of operations and financial condition and Paramount's audited and unaudited financial statements, in each case including the notes thereto, are incorporated by reference herein from the Paramount Reports (as defined in Item 1). Information in the Paramount Reports is given as of the date of each such report and is not updated herein. A copy of each of the Paramount Reports is included as an exhibit hereto. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or included.

     Viacom Inc. (together with its consolidated subsidiaries, unless the context otherwise requires, "Viacom Inc.") is a holding company whose principal asset is the common stock of Viacom International Inc. (together with its consolidated subsidiaries, unless the context otherwise requires, the "Company"). The Company is a diversified entertainment and communications company with operations in four principal segments: Networks, Entertainment, Cable Television and Broadcasting. Viacom Inc. is an approximately 76.3% owned subsidiary of National Amusements, Inc. ("NAI"), a closely held corporation that owns and operates approximately 850 movie screens in the United States and the United Kingdom.

     In early March 1994, Viacom Inc. acquired a majority interest in Paramount Communications Inc. ("Paramount") pursuant to the terms of its tender offer. Paramount will become a wholly owned subsidiary of Viacom Inc. upon the closing of the merger pursuant to the Paramount merger agreement. Viacom Inc. has also entered into a merger agreement with Blockbuster Entertainment Corporation ("Blockbuster") pursuant to which Blockbuster will merge into Viacom Inc. (See "Paramount Merger, Blockbuster Merger and Related Transactions" for additional information regarding the mergers).

     The primary differences between Viacom Inc.'s and the Company's financial statements are as follows: a) the capitalization of the two companies -- the Company's shareholders' equity reflects the contribution to capital of Viacom Inc.'s exchangeable preferred stock, which was exchanged for 15.5% Junior Subordinated Exchange Debentures due 2006 (the "Exchange Debentures") on March 31, 1989 which in turn were fully redeemed during 1991; b) during 1993, Viacom Inc. issued $1.8 billion of 5% cumulative convertible preferred stock and declared related preferred stock dividends of $12.8 million, c) certain general and administrative expenses recorded by Viacom Inc. of $5.0 million (1993), $9.0 million (1992) and $12.9 million (1991), which include transactions associated with the long-term deferred incentive compensation plans; and d) Viacom Inc. recorded net interest income of $3.1 million (1993) and net interest expense of $45.2 million (1991).

 Business Segment Information
 ----------------------------

 The following tables set forth revenues, earnings from operations, depreciation and amortization by business segment and a reconciliation of total earnings from operations to net earnings (loss) attributable to common stock for the periods indicated:

                                    Year Ended December 31,    Percentage Change
                                -----------------------------  -----------------
                                                                  From    From
                                1993         1992        1991     1992    1991
                                ----         ----        ----      To      To
                                                                  1993    1992
                                                                  ----    ----

                                        (Thousands of Dollars)
Revenues:
 Networks                      $1,221,200 $1,058,831  $  922,157    15%    15%
 Entertainment                    209,110    248,335     273,488   (16)    (9)
 Cable Television                 415,953    411,087     378,026     1      9
 Broadcasting                     181,778    168,847     159,182     8      6
 Intercompany elimination         (23,092)   (22,417)    (21,291)   (3)    (5)
                               ----------  ---------  ----------
 Total revenues                $2,004,949 $1,864,683  $1,711,562     8      9
                               ========== ==========  ==========

Earnings from operations:
 Networks                      $  272,087 $  205,576  $  172,296    32     19
 Entertainment                     32,480     59,662      73,214   (46)   (19)
 Cable Television                 110,176    122,037     103,954   (10)    17
 Broadcasting                      42,293     31,956      27,734    32     15
 Corporate                        (72,041)   (71,304)    (64,964)   (1)   (10)
                               ----------  ---------  ----------

 Total earnings from
   operations                  $  384,995 $  347,927  $  312,234    11     11
                               ========== ==========  ==========

Depreciation and amortization:
 Networks                      $   44,747 $   41,754  $   30,123
 Entertainment                      9,549      6,792       7,160
 Cable Television                  71,520     68,505      66,604
 Broadcasting                      23,475     24,509      27,062
 Corporate                          3,766      3,242       1,915
                               ----------  ---------  ----------
 Total depreciation and
  amortization                 $  153,057  $ 144,802  $  132,864
                               ========== ==========  ==========

Reconciliation to net earnings
(loss) attributable
  to common stock:

 Total earnings from
  operations                   $  384,995  $ 347,927  $  312,234
 Interest expense, net           (144,953)  (194,104)   (297,451)
 Other items, net                  61,774      1,756      (6,536)
                               ----------  ---------  ----------
 Earnings before income taxes     301,816    155,579       8,247
 Provision for income taxes       129,815     84,848      42,060
 Equity in loss of affiliated
   companies, net of tax           (2,520)    (4,646)    (12,743)
                               ----------  ---------  ----------
 Earnings (loss) before
   extraordinary losses and
   cumulative effect of change
   in accounting principle        169,481     66,085     (46,556)
 Extraordinary losses, net of
   tax                             (8,867)   (17,120)     (3,101)
 Cumulative effect of change
   in accounting principle         10,338         --          --
                               ----------  ---------  ----------
 Net earnings (loss)              170,952     48,965     (49,657)
 Cumulative convertible
   preferred stock dividend
   requirement of Viacom Inc.      12,750         --          --
                               ----------  ---------  ----------
 Net earnings (loss)
   attributable to common
   stock                       $  158,202 $   48,965  $  (49,657)
                               ========== ==========  ==========

    Results of Operations
    ---------------------

    1993 vs. 1992
    -------------

    Revenues increased 8% to $2.0 billion in 1993 from $1.9 billion in 1992. Earnings from operations increased 11% to $385.0 million in 1993 from $347.9 million in 1992. Explanations of variances in revenues and earnings from operations for each operating segment follow.

    Net earnings attributable to common stock of $158.2 million, or $1.31 per share, for the year ended December 31, 1993, reflect net interest expense of $145.0 million, a pre-tax gain aggregating $72.4 million from the sale of the Wisconsin cable television system and sales of a portion of an investment held at cost, and a provision for income taxes of $129.8 million. Net earnings of $49.0 million, or $.41 per share, for the year ended December 31, 1992, reflect net interest expense of $194.1 million and a provision for income taxes of $84.8 million.

    The comparability of results of operations for 1993 and 1992 has been affected by (1) the sale of the Wisconsin cable television system, effective January 1, 1993 and (2) the change in estimate of copyright royalty revenues during 1992 in the Entertainment segment. (See "Cable Television" and "Entertainment" for additional information concerning the changes noted above.)


    Networks (Basic cable and premium television networks)

    The constituents of Networks are MTV Networks ("MTVN") and Showtime Networks Inc. ("SNI"). Networks revenues increased 15% to $1.221 billion in 1993 from $1.059 billion in 1992. Networks earnings from operations increased 32% to $272.1 million in 1993 from $205.6 million in 1992.

    MTVN revenues increased 27% to $677.9 million in 1993 from $533.4 million in 1992: 70% of the increase was attributable to increased advertising sales; 21% was due to increased affiliate fees; and 9% was due to other sources. The increases in advertising sales and affiliate fees were principally due to rate increases. The increase in other sources was principally due to revenues from new business ventures including licensing and merchandising. Earnings from operations of MTVN increased 39% to $239.7 million in 1993 from $172.9 million in 1992, reflecting the increased revenues, partially offset by increased programming and marketing expenses at each of the networks and other costs of operating the networks, including start up losses of MTV Latino and Nickelodeon Magazine aggregating $6.5 million. The increased programming and marketing expenses at each of the networks (including animated programming on Nickelodeon and MTV) was to a large extent responsible for the Company's ability to increase advertising rates.

    SNI revenues increased 3% to $543.3 million in 1993 from $525.7 million in 1992, including Viacom Pictures in each period presented, due to (i) an increase of $13.6 million in revenues of Showtime Satellite Networks ("SSN"), primarily due to a 40% increase in SSN's subscriber base, principally attributable to the use of upgraded scrambling technology, partially offset by a decrease of 8% in average rates, (ii) an increase of $4.4 million in revenues of Showtime and The Movie Channel (excluding revenues generated by SSN), reflecting a 3% increase in the combined subscriber base with a decrease in average rates of 2% and
    (iii) a $.4 million decrease in other revenue sources. SNI's premium movie services, Showtime, The Movie Channel and FLIX, served approximately 11.9 million subscribers as of December 31, 1993 and 10.7 million subscribers as of December 31, 1992. SNI's overall earnings from operations decreased 1% to $32.3 million in 1993 from $32.7 million in 1992, reflecting increased programming and marketing expenses, partially offset by the increased revenues.


    Entertainment (Television programming, syndication, production and new media)

    The Entertainment segment distributes television series, feature films, made-for-television movies and mini-series for television exhibition around the world, produces television series and made-for-television movies, and also distributes television and radio commercials. The Entertainment segment also includes Viacom New Media, which develops, produces, distributes and markets interactive software.

    Entertainment revenues decreased 16% to $209.1 million in 1993 from $248.3 million in 1992. The revenue variance was principally due to lower syndication revenues, lower copyright revenues resulting from a change in estimate which increased revenue by approximately $10 million in 1992, and decreased network production revenues. Lower sales to the broadcast, cable and other markets reflect lower syndication revenues for The Cosby Show and softness in the syndication marketplace due to a decrease in the number of independent broadcast television stations because of new network affiliations. Revenues from the domestic broadcast syndication of The Cosby Show were approximately 12% and 18% of Entertainment revenues during 1993 and 1992, respectively. The decrease was due to the ending of the first domestic syndication cycle of The Cosby Show during the third quarter of 1993. The second domestic broadcast syndication cycle of The Cosby Show, which began in the third quarter of 1993, will generate significantly lower revenues. Network license fees were lower because fewer shows were produced for network television; however the decrease does not have a significant impact on Entertainment earnings from operations.

    Earnings from operations decreased 46% to $32.5 million in 1993 from $59.7 million in 1992, reflecting the decreased revenues and $6.1 million of start-up losses associated with Viacom New Media, which anticipates releasing approximately nine interactive video games based on MTV Networks' programming by the end of 1994.

    The Company had accumulated a backlog of unbilled syndication license agreements of approximately $399.0 million at December 31, 1993. As the license fees are billed over the term of the various licensing contracts, the Company will recognize as revenues that portion of such license fees representing its distribution fees. Approximately 58% of the Company's backlog was attributable to license fees for Roseanne and The Cosby Show. As The Cosby Show becomes a smaller portion of the total backlog, the percentage of the total license fee recognized as revenue by the Company will be reduced.

    Cable Television (Cable television systems)

    Cable Television revenues increased 1% to $416.0 million in 1993 from $411.1 million in 1992. Earnings from operations decreased 10% to $110.2 million in 1993 from $122.0 million in 1992.

    On a comparable basis with the 1992 results (excluding the Wisconsin cable system, which was sold effective January 1, 1993), Cable Television revenues increased 6% to $416.0 million in 1993 from $393.6 million in 1992: 52% of this increase resulted from increases in rates for basic services; 32% from increased basic customers; 8% from increased pay-per-view revenues; and 8% from increases in other revenue sources. Total revenue per basic customer per month increased 3% to $32.03 in 1993 from $31.04 in 1992. Earnings from operations decreased 6% to $110.2 million in 1993 from $117.6 million in 1992, reflecting increased operating expenses (which included non-recurring costs associated with the implementation of Federal Communication Commission ("FCC") rate regulations discussed below), partially offset by increased revenues.

    The 1992 Cable Act amended the Communications Act of 1934, as amended (the "Communications Act"). Rate regulations adopted in April 1993 by the FCC govern rates charged to subscribers for regulated tiers of cable service and became effective on September 1, 1993. On February 22, 1994, the FCC adopted additional rules (the "February 22nd Regulations") which have not yet been published in their final form. The "benchmark" formula adopted as part of the regulations in April 1993 establishes an "initial permitted rate" which may be charged by cable operators for tiers of cable service. The regulations also establish the prices which may be charged for equipment used to receive these services. Because the text of the February 22nd Regulations has not been released, it is not possible to know the extent or nature of revisions to the April 1993 regulations. However, from public statements made during the FCC meeting and news releases issued thereafter, it appears that the February 22nd Regulations will contain a new formula for determining permitted rates. The new formula will require up to a 17% reduction of rates from those charged on September 30, 1992, rather than the 10% reduction required by the April 1993 regulations. The February 22nd Regulations also adopted interim standards governing "cost-of-service" proceedings pursuant to which a cable operator would be permitted to charge rates in excess of rates which it would otherwise be permitted to charge under the regulations, provided that the operator substantiates that its costs in providing services justify such rates.

    Based on its implementation of the April 1993 rate regulations, the Company estimates that it will recognize a reduction to revenues ranging from $27 million to $32 million on an annualized basis substantially all of which will be reflected as a reduction in earnings from operations of its cable division. The Company's estimated reduction does not reflect further reductions to revenue which would result from the lowering of the initial permitted rates pursuant to the February 22nd Regulations. These new and reduced initial permitted rates will apply prospectively from a date to be announced by the FCC when it publishes precise regulations which implement the February 22nd Regulations. Until the February 22nd Regulations are released, it is not possible to predict the effects of the interim standards governing cost-of-service proceedings; however, based on the public statements, Viacom believes it is unlikely that it will be able to utilize such proceedings so as to charge rates in excess of rates which it would otherwise be permitted to charge under the regulations. The Company's ability to mitigate the effects of these new rate regulations by employing techniques such as the pricing and repricing of new or currently offered unregulated program services and ancillary services may be restricted by the new regulations adopted as part of the February 22nd Regulations. No such mitigating factors are reflected in the estimated reductions to revenues. The stated reduction to revenues may be mitigated by higher customer growth due to lower basic rates.

    The "must carry" provisions of the 1992 Cable Act are not material to the Company's results of operations.

    As of December 31, 1993, the Company operated systems in California, Oregon, Washington, Ohio and Tennessee, serving approximately 1,094,000 basic customers subscribing to approximately 718,000 premium units. Basic customers and premium units decreased 2% and 9%, respectively, since December 31, 1992; and, excluding the Wisconsin cable system customers in 1992, basic customers and premium units increased 2% and decreased 5%, respectively.

    As part of the settlement of the Time Warner antitrust lawsuit, the Company entered into an agreement to sell all the stock of Viacom Cablevision of Wisconsin, Inc. to Warner Communications Inc. ("Warner"), effective January 1, 1993. As consideration for the stock, Warner paid the sum of $46 million, $20 million of which was received during 1992, plus repayment of debt in the amount of $49 million, resulting in a pre-tax gain of approximately $55 million reflected in "Other items, net." As of December 31, 1992, the Wisconsin cable system served approximately 47,000 basic customers subscribing to approximately 34,000 premium units.

    Broadcasting (Television and radio stations)

    As of December 31, 1993, the Broadcasting segment operated five network-affiliated television stations and 14 radio stations. Broadcasting revenues increased 8% to $181.8 million in 1993 from $168.8 million in 1992. Earnings from operations increased 32% to $42.3 million in 1993 from $32.0 million in 1992.

    Television revenues increased 4% to $90.3 million in 1993 from $87.1 million in 1992, reflecting an increase in national and local advertising revenues. Earnings from operations increased 20% to $20.3 million in 1993 from $16.9 million in 1992, primarily reflecting the increased revenues.

    Television Stations:

             STATION             LOCATION         AFFILIATION  MARKET  RANK (a)
             -------             --------         -----------  ------  --------
             KMOV-TV            St. Louis, MO         CBS        18       2

             WVIT-TV            Hartford/New          NBC        25       3
                                Haven, CT
             WNYT-TV            Albany/Schenectad     NBC        52       2
                                y, NY
             WHEC-TV            Rochester, NY         NBC        71       2

             KSLA-TV            Shreveport, LA        CBS        74       1


          (a) Source: Nielsen, November 1993.

          Radio revenues increased 12% to $91.4 million in 1993 from $81.8 million in 1992, reflecting increased national and local advertising revenues. Earnings from operations increased 45% to $26.6 million in 1993 from $18.3 million in 1992, primarily reflecting the increased revenues, partially offset by increased selling costs.

          Radio Stations:

             STATION           LOCATION          FORMAT     MARKET RANK (a)
             -------           --------          ------     ------ -----
            WLTW-FM          New York, NY     Adult            1      1
                                              Contemp
            KYSR-FM          Los Angeles, CA  Adult            2      2
                                              Contemp
            KXEZ-FM (b)      Los Angeles, CA  Adult           2       2
                                              Contemp
            WLIT-FM          Chicago, IL      Adult            3      7
                                              Contemp
            KSRY-FM          San Francisco,   Adult            4     24
                             CA               Contemp               (Tie)

            KSRI-FM          Santa Cruz/San   Adult           4      24
                             Jose, CA         Contemp               (Tie)
            WLTI-FM          Detroit, MI      Adult            6      8
                                              Contemp
            WMZQ-AM/FM       Washington, DC   Country          8      4
                                                                    (Tie)
            WCXR-FM (c)      Washington, DC   Classic Rock    8       9
                                                                    (Tie)
            WCPT-AM (c)      Washington, DC   Headline        8     NA(d)
                                              News
            KBSG-AM/FM       Seattle/Tacoma,  Oldies          13      2
                             WA
            KNDD-FM (e)      Seattle, WA      Modern Rock     13      5
                                              (AOR)

          (a) Source: Arbitron, Fall 1993, based on target demographics.
          (b) Acquired in June 1993.
          (c) Acquired in November 1993.
          (d) Rank not applicable.
          (e) Acquired in December 1992.

          See "Acquisition and Ventures" for disclosure of acquisitions and exchanges of radio stations that occurred in 1993 and 1992.


          Other Income and Expense Information

          Corporate expenses increased 1% to $72.0 million in 1993 from $71.3 million in 1992, reflecting increased overall expenses offset by decreased compensation expense associated with the Long-Term Incentive Plans (the "Plans"), which consist of the Long-Term Incentive Plan ("LTIP") and the Long-Term Management Incentive Plan ("LTMIP"). The Plans provide for grants of phantom shares and stock options. The value of phantom shares issued under the Plans is determined by reference to the fair market value of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Common Stock"). The Plans also provide for subsequent cash payments with respect to such phantom shares based on appreciated value, subject to certain limits, and vesting requirements. As a result of the fluctuation in the market value of its Common Stock, Viacom Inc. recorded compensation expense associated with the Plans of $3.9 million in 1993 and $8.2 million in 1992. During December 1992, a significant portion of the liability associated with the LTIP was satisfied by the cash payment of $68.6 million and the issuance of 177,897 shares of Viacom Class B Common Stock valued at $6.9 million. The Plans' phantom shares currently have a maximum potential liability of $19.5 million, all of which was accrued as of December 31, 1993.

          Net interest expense decreased 25% to $145.0 million in 1993 from $194.1 million in 1992, reflecting improvements made to the capital structure (as described below) and reduced interest rates, including rates associated with the Credit Agreement (as defined in "Capital Structure"). The Company and Viacom Inc. had approximately $2.4 billion principal amount of debt outstanding as of December 31, 1993 and December 31, 1992 at weighted average interest rates of 5.3% and 6.5%, respectively. On July 15, 1993, the Company redeemed all $298 million principal amount outstanding of 11.80% Senior Subordinated Notes. During 1992, the following changes to the capital structure were made: a) on March 4, 1992, the Company issued $150 million principal amount of 9.125% Senior Subordinated Notes ("9.125% Notes") due 1999;
          b) on March 10, 1992, the Company redeemed all $193 million of the outstanding 11.5% Senior Subordinated Extendible Reset Notes ("11.5% Reset Notes") due 1998; c) on May 28, 1992, the Company issued $100 million principal amount of 8.75% Senior Subordinated Reset Notes ("8.75% Reset Notes") due 2001; and d) on June 18, 1992, the Company redeemed all $356.5 million of the outstanding 14.75% Senior Subordinated Discount Debentures ("Discount Debentures") due 2002 (see "Capital Structure"). (See "Liquidity and Capital Resources" for additional information concerning changes in Viacom Inc.'s and the Company's capital structure.)

          For 1993, "Other items, net" reflects the pre-tax gain of approximately $55 million on the sale of the stock of the Wisconsin cable system (see "Cable Television"), a pre-tax gain of $17.4 million in the aggregate from sales of a portion of an investment held at cost, and an increase of $9.1 million to previously established non-operating litigation reserves and other items.

          The settlement of the Time Warner antitrust lawsuit resulted in various business arrangements, which have a positive effect on Viacom Inc. currently and are expected to continue to have a favorable effect on a prospective basis. "Other items, net" reflects a gain of $35 million recorded in the third quarter of 1992; this gain represents payments received in the third quarter of 1992 relating to certain aspects of the settlement of the lawsuit, net of Viacom Inc.'s 1992 legal expenses related to this lawsuit.

          "Other items, net" also reflects a reserve for litigation of $33 million during the second quarter of 1992 related to a summary judgment against Viacom Inc. in a dispute with CBS Inc. arising under the 1970 agreement associated with the spin-off of Viacom International Inc. by CBS Inc. On July 30, 1993, the Company settled all disputes arising under that litigation.

          "Equity in loss of affiliated companies, net of tax," consists primarily of the Company's share of Lifetime's net earnings, Comedy Central's net losses and Nickelodeon (UK)'s net losses in

          1993. "Equity in loss of affiliated companies, net of tax" decreased 46% to $2.5 million in 1993 from $4.6 million in 1992, primarily reflecting improved operating results at Lifetime and Comedy Central, partially offset by net losses on equity investments made in 1993. (See "Acquisitions and Ventures.")

          The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes.

          The annual effective tax rate of 43% for 1993 and 54.5% for 1992 (which continues to be adversely affected by amortization of acquisition costs which are not deductible for tax purposes) is decreased as a result of reductions of certain prior year tax reserves of $22.0 million and $20.0 million in 1993 and 1992, respectively. The reductions relate to management's current opinion on several tax issues based upon the progress of federal, state and local audits.

          During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" on a prospective basis and recognized a cumulative benefit from a change in accounting principle of $10.3 million.

          In August 1993, the Omnibus Budget Reconciliation Act of 1993 (the "Reconciliation Act") was signed into law. It is not expected that the Reconciliation Act will have a significant effect on the Company's financial position or results of operations.

          In 1993, the Company recognized an after-tax extraordinary loss from the early extinguishment of the 11.80% Notes of $8.9 million (net of a tax benefit of $6.1 million).

          In 1993, Viacom Inc. declared dividends on its Preferred Stock (as defined in "Capital Structure") of $12.8 million.

          In 1992, the FASB issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting For Postemployment Benefits" ("SFAS 112"), which the Company will adopt in 1994. SFAS 112 requires that postemployment benefits be accounted for under the accrual method versus the currently used pay-as-you-go method. SFAS 112 is not expected to have a significant effect on the Company's financial position or results of operations.


          1992 vs. 1991
          -------------

          Revenues increased 9% to $1.9 billion in 1992 from $1.7 billion in 1991. Operating expenses increased 8% to $854.0 million in 1992 from $790.8 million in 1991. Earnings from operations increased 11% to $347.9 million in 1992 from $312.2 million in
          1991.   Explanations of variances in revenues and earnings from
          operations for each operating segment follow.

          Net earnings of $49.0 million, or $.41 per share, for the year ended December 31, 1992, reflect net interest expense of $194.1 million and a provision for income taxes of $84.8 million. The net loss of $49.7 million, or $.44 per share, for the year ended December 31, 1991, reflects net interest expense of $297.5 million and a provision for income taxes of $42.1 million.


          Networks (Basic cable and premium television networks)

          Networks revenues increased 15% to $1.058 billion in 1992 from $922.2 million in 1991. Earnings from operations increased 19% to $205.6 million in 1992 from $172.3 million in 1991.

          MTVN revenues increased 30% to $533.4 million in 1992 from $411.4 million in 1991: 77% of the increase was attributable to increased advertising sales; 19% was due to increased affiliate fees; and 4% was due to other sources. The increases in advertising sales and affiliate fees were principally due to rate increases. The increase in other sources was principally due to revenues from new business ventures including licensing and merchandising. Earnings from operations of MTVN increased 23% to $172.9 million in 1992 from $141.0 million in 1991, reflecting the increased revenues, partially offset by increased programming expenses and other costs of operating the networks. The Company increased programming expenses, particularly for new animated programming on Nickelodeon. This new programming was to a large extent responsible for the Company's ability to increase advertising rates.

          On August 30, 1991, Viacom Inc. increased its interest in MTV EUROPE to 100% through the purchase of the 50.01% interest held by an affiliate of Mirror Group Newspapers. Subsequent to August 30, 1991, the results of operations of MTV EUROPE have been included in MTVN's results of operations. Prior to such date, the investment in MTV EUROPE was accounted for under the equity method; therefore, operating results were included in "Equity in loss of affiliated companies, net of tax." The financial results of MTV EUROPE were not material to the financial results of the Company or the Networks segment; however, as the pan-European marketplace develops for both advertising revenues and affiliate fees, the financial results of MTV EUROPE may become material. In the aggregate, MTV (excluding MTV EUROPE), VH-1 and Nickelodeon/Nick at Nite revenues increased 21%, subscribers increased 3% and earnings from operations increased 18% during 1992 versus 1991.

          SNI revenues increased 3% to $515.3 million in 1992 from $501.3 million in 1991: 30% of the revenue increase was due to rate increases for SSN; 23% was due to a higher average subscriber base during the year for SSN principally attributable to the use of upgraded scrambling technology in 1992; 23% was due to a higher average cable subscriber base during the year for Showtime and The Movie Channel; and 24% of this increase was due to other revenue sources. SNI's premium movie services served approximately 10.7 million subscribers as of December 31, 1992 and 10.2 million subscribers as of December 31, 1991. SNI's overall earnings from operations increased 7% to $35.2 million in 1992 from $33.0 million in 1991, reflecting the increase in revenues, partially offset by an increase in programming expenses.


          Entertainment (Television programming, syndication, production and new media)

          Entertainment revenues decreased 9% to $248.3 million in 1992 from $273.5 million in 1991. The revenue variance was principally due to lower sales to broadcast, cable and other markets, lower network license fees and lower copyright royalty revenues. Lower sales to the broadcast, cable and other markets reflect softness in the syndication marketplace due to a generally weak economy and due to a decrease in the number of independent broadcast television stations because of new network affiliations. Network license fees were lower because there were fewer shows produced for network television. Copyright royalties were lower due to changes made by cable operators in the tiering of their services, which generated lower copyright royalty liabilities and therefore less income for program producers and syndicators. During the first quarter of 1992, certain legal developments indicated that the percentage of income recognized under certain copyright royalty arrangements should be increased. This change in estimate resulted in an increase in revenues of approximately $10 million. During the first quarter of 1991, the Company began to recognize copyright royalty revenue on an accrual basis rather than a cash basis, as a sufficient pattern had been established to make these revenues estimable; this change resulted in an increase in revenues of approximately $13.0 million. Earnings from operations decreased 19% to $59.7 million in 1992 from $73.2 million in 1991, reflecting the decreased revenues and changes in estimate noted above, and expenses associated with staff changes and the implementation of new systems of approximately $4.0 million.


          Cable Television (Cable television systems)

          Cable television revenues increased 9% to $411.1 million in 1992 from $378.0 million in 1991: 68% of this increase resulted from increases in rates for basic services; 26% from increased basic customers; 10% from increased premium customers; partially offset by a negative 4% from decreases in other revenue sources. Total revenue per basic customer per month increased 5% to $31.06 in 1992 from $29.41 in 1991. Earnings from operations increased 17% to $122.0 million in 1992 from $104.0 million in 1991, reflecting the increased revenues, partially offset by increased operating expenses.

          As of December 31, 1992, the Company operated systems in California, Oregon, Washington, Wisconsin, Ohio and Tennessee, serving approximately 1,116,000 basic customers subscribing to approximately 786,000 premium units. Basic customers and premium units increased 3% and 1%, respectively, since December 31, 1991.


          Broadcasting (Television and radio stations)

          Broadcasting revenues increased 6% to $168.8 million in 1992 from $159.2 million in 1991. Earnings from operations increased 15% to $32.0 million in 1992 from $27.7 million in 1991.

          Television revenues increased 9% to $87.1 million in 1992 from $80.1 million in 1991, reflecting an increase in national and local advertising revenues at each of the stations, primarily due to higher rates driven by the Olympics and the political campaign. Earnings from operations increased 38% to $16.9 million in 1992 from $12.2 million in 1991, reflecting the increased revenues, partially offset by increased programming and selling expenses.

          Radio revenues increased 3% to $81.8 million in 1992 from $79.0 million in 1991, reflecting an increase in local advertising revenues, partially offset by a decrease in national advertising revenues. Earnings from operations decreased 7% to $18.3 million in 1992 from $19.6 million in 1991, driven by increased operating, selling and promotion costs, partially offset by the increased revenues.


          Other Income and Expense Information

          Corporate expenses increased 10% to $71.3 million in 1992 from $65.0 million in 1991, primarily due to severance costs, partially offset by decreased legal costs and decreased compensation expense associated with the Long-Term Incentive Plans. As a result of the fluctuation in the market value of its Common Stock, Viacom Inc. recorded compensation expense associated with the Plans of $8.2 million and $12.3 million in 1992 and 1991, respectively.

          Net interest expense decreased 35% to $194.1 million in 1992 from $297.5 million in 1991, reflecting improvements made to the capital structure and reduced interest rates, including rates associated with the Credit Agreement (as defined in "Capital Structure"). The

          Company and Viacom Inc. had approximately $2.4 billion and $2.3 billion principal amount of debt outstanding as of December 31, 1992 and December 31, 1991 at weighted average interest rates of 6.5% and 9.2%, respectively. During 1991, Viacom Inc. realized net proceeds of approximately $317.7 million from the issuance of non-voting Class B Common Stock ("Viacom Class B Common Stock"); redeemed all $402 million of its outstanding Exchange Debentures; the Company repurchased $43 million principal amount of the Discount Debentures; and the Company issued $200 million principal amount of 10.25% Senior Subordinated Notes ("10.25% Notes") due 2001. (See "Liquidity and Capital Resources" for additional information concerning changes in Viacom Inc.'s and the Company's capital structure.)

          Viacom Inc. and the Company file a separate consolidated federal income tax return and have done so since the period commencing June 11, l991, the date on which NAI's percentage ownership of Viacom was reduced to less than 80% (see "Capital Structure"). Prior to such date, Viacom Inc. and the Company filed a consolidated federal income tax return with NAI, and participated in a tax-sharing agreement with NAI with respect to federal income taxes. The tax-sharing agreement obligated Viacom Inc. and the Company to make payment to NAI to the extent that they would have paid federal income taxes on a separate company basis, and entitled them to receive a payment from NAI to the extent their losses and credits reduced NAI's federal income taxes.

          "Equity in loss of affiliated companies, net of tax," decreased 64% to a loss of $4.6 million in 1992 from a loss of $12.7 million in 1991, driven by improvements at Lifetime and Comedy Central.

          In 1992, the Company recognized after-tax extraordinary losses from the early extinguishment of the Discount Debentures of $13.7 million (net of a tax benefit of $8.9 million) and the 11.50% Reset Notes of $3.4 million (net of a tax benefit of $2.4 million).


          Liquidity and Capital Resources
          -------------------------------

          Paramount Merger, Blockbuster Merger and Related Transactions
          -------------------------------------------------------------

          On March 11, 1994, Viacom Inc. acquired, pursuant to a tender offer (the "Paramount Offer"), 61,657,432 shares of Paramount common stock, constituting a majority of the shares outstanding, at a price of $107 per share in cash. The Paramount Offer was financed by (i) the sale of Preferred Stock (see "Capital Structure"), proceeds of which are reflected as cash and cash equivalents on the balance sheet as of December 31, 1993, (ii) the sale of Viacom Class B Common Stock to Blockbuster and (iii) borrowings under a credit agreement (as described below). The

          Paramount Offer was made pursuant to the Amended and Restated Agreement and Plan of Merger dated as of February 4, 1994 (the "Paramount Merger Agreement") between Viacom Inc. and Paramount. Paramount will become a wholly owned subsidiary of Viacom Inc. (the "Paramount Merger") at the effective time of a merger between Paramount and a subsidiary of Viacom Inc. (the "Paramount Effective Time") which is expected to occur in the second quarter of 1994. Pursuant to the Paramount Merger Agreement, each share of Paramount common stock outstanding at the time of such merger (other than shares held in the treasury of Paramount or owned by Viacom Inc. and other than shares held by any stockholders who shall have demanded and perfected appraisal rights) will be converted into the right to receive
          (i) 0.93065 of a share of Viacom Class B Common Stock, (ii) $17.50 principal amount of 8% exchangeable subordinated debentures of Viacom Inc., (iii) 0.93065 of a contingent value right ("CVR"), (iv) 0.5 of a warrant to purchase one share of Viacom Class B Common Stock at any time prior to the third anniversary of the Paramount Merger at a price of $60 per share, and (v) 0.3 of a warrant to purchase one share of Viacom Class B Common Stock at any time prior to the fifth anniversary of the Paramount Merger at a price of $70 per share. If the debentures are issued prior to the completion of the proposed merger of Viacom Inc. and Blockbuster, the debentures will be exchangeable, at the option of Viacom Inc., into 5% exchangeable preferred stock of Viacom Inc. on or after January 1, 1995 if the proposed merger with Blockbuster has not previously been consummated.

          Each CVR will represent the right to receive the amount, if any, by which the Target Price exceeds the greater of the Current Market Value or the Minimum Price (see defined terms in following paragraph). The CVRs will mature on the first anniversary of the Paramount Effective Time (the "Maturity Date"); provided, however, that Viacom Inc. may, at its option,
          (i) extend the Maturity Date to the second anniversary of the Paramount Effective Time (the "First Extended Maturity Date") or
          (ii) extend the First Extended Maturity Date to the third anniversary or the Paramount Effective Time (the "Second Extended Maturity Date"). Viacom Inc., at its option, may pay any amount due under the terms of the CVRs in cash or in the equivalent value of registered securities of Viacom Inc., including without limitation, common stock, preferred stock, notes, or other securities.

          The "Minimum Price" means (a) at the Maturity Date, $36, (b) at the First Extended Maturity Date, $37 and (c) at the Second Extended Maturity Date, $38. Target Price means (a) at the Maturity Date, $48, (b) at the First Extended Maturity Date, $51, and (c) at the Second Extended Maturity Date, $55. The "Current Market Value" means the average market price of Viacom Class B Common Stock for a specified period.

          On January 7, 1994, Viacom Inc. and Blockbuster entered into an agreement and plan of merger (the "Blockbuster Merger Agreement") pursuant to which Blockbuster will be merged with and into Viacom Inc. (the "Blockbuster Merger") subject to shareholder approval. At the effective time of the Blockbuster Merger, each share of Blockbuster common stock outstanding at the time of the Blockbuster Merger (other than shares held in the treasury of Blockbuster or owned by Viacom Inc. and other than shares held by any stockholders who shall have demanded and perfected appraisal rights, if available) will be converted into the right to receive (i) 0.08 of a share of Viacom Class A Common Stock, (ii) 0.60615 of a share of Viacom Class B Common Stock, and (iii) up to an additional 0.13829 of a share of Viacom Class B Common Stock, with the exact fraction of a share being dependent on the market prices of Viacom Class B Common Stock during the year following the effective time of the Blockbuster Merger, and with the right to receive such additional fraction of a share to be evidenced by one variable common right ("VCR"). The VCRs mature on the first anniversary of the Blockbuster Merger ("VCR Conversion Date").

          The mergers pursuant to the Paramount Merger Agreement and Blockbuster Merger Agreement (collectively, the "Mergers") have been unanimously approved by the Boards of Directors of each of the respective companies. The obligations of Viacom Inc., Blockbuster and Paramount to consummate the mergers are subject to various conditions, including obtaining requisite stockholder approvals. Viacom Inc. intends to vote its shares of Paramount in favor of the merger and NAI has agreed to vote its shares of Viacom Inc. in favor of the Mergers; therefore, stockholder approval of the Paramount Merger is assured, and approval by Viacom Inc. of the Blockbuster Merger is also assured.

          On March 10, 1994, Blockbuster purchased approximately 22.7 million shares of Viacom Class B Common Stock for an aggregate purchase price of $1.25 billion, or $55 per share. If (with certain exceptions) the Blockbuster Merger Agreement is terminated and in the event that Viacom Class B Common Stock trades (for a specified period) at a level below $55 per share during the one year period after such termination, Viacom Inc. may be obligated to make certain payments of up to a maximum of $275 million, at its option, in cash or securities, or to sell certain assets to Blockbuster. The Viacom Class B Common Stock purchased by Blockbuster will be canceled upon consummation of the Blockbuster Merger.

          On February 15, 1994, Blockbuster entered into a credit agreement with certain financial institutions named therein, pursuant to which such financial institutions have advanced to Blockbuster, on an unsecured basis, an aggregate of $1.0 billion to finance a portion of the purchase of the shares under the Subscription Agreement (the "Blockbuster Facility"). The

          Blockbuster Facility contains certain events of default, including a change of control default, which will require either a waiver in connection with the Blockbuster Merger or the refinancing of the indebtedness incurred by Blockbuster under the Blockbuster Facility.

          On March 11, 1994, Viacom Inc. borrowed $3.7 billion under a credit agreement dated as of November 19, 1993, as amended on January 4, 1994 and February 15, 1994, among Viacom Inc., the banks named therein, and The Bank of New York, Citibank, N.A. and Morgan Guaranty Trust Company of New York, as Managing Agent (the "Merger Credit Agreement").

          The Merger Credit Agreement provides that, in order to pay for the Paramount Offer and related expenses, up to $3.7 billion may be borrowed, repaid and reborrowed until November 18, 1994, at which time all amounts outstanding will become due and payable.

          The Merger Credit Agreement provides that Viacom Inc. may elect to borrow at either the Base Rate or the Eurodollar Rate (each as defined below), subject to certain limitations. The "Base Rate" will be the higher of (i) the Citibank N.A., Base Rate and
          (ii) the Federal Funds Rate plus 0.50%. The "Eurodollar Rate" will be the London Interbank Offered Rate plus (i) 0.9375%, until Viacom Inc.'s senior unsecured long-term debt is rated by Standard & Poor's Corporation or Moody's Investors Service, Inc., and (ii) thereafter, a variable rate ranging from 0.25% to 0.9375% dependent on the senior unsecured long-term debt rating assigned to Viacom Inc. The Merger Credit Agreement provides that Viacom Inc. will pay each bank a facility fee on such bank's commitment until November 18, 1994.

          The Merger Credit Agreement contains certain covenants which, among other things, require Viacom Inc. to meet certain financial ratios.

          As of December 31, 1993, Viacom Inc. had promissory notes outstanding in the aggregate amount of $26 million, in order to finance expenses associated with the Mergers and expects to obtain additional financing as required to finance such expenses.

          Viacom Inc. anticipates that, following the Mergers, Viacom Inc., Paramount and Blockbuster, on a pro forma combined basis (the "Combined Company") will have outstanding total indebtedness of approximately $10 billion ($8 billion if the Blockbuster Merger is not consummated) and 5% Preferred Stock (as defined in "Capital Structure") with a liquidation preference of $1.2 billion ($1.8 billion if the Blockbuster Merger is not consummated). Of such $10 billion, $3.7 billion was borrowed under the Merger Credit Agreement and must be repaid by November 18, 1994. In addition, the $1.0 billion borrowed under the Blockbuster Facility must be repaid by February 14, 1995 and both the Blockbuster Facility and a previous Blockbuster credit agreement contain certain covenants and events of default, including a change of control default, which will require either a waiver in connection with the Blockbuster Merger or the refinancing of the indebtedness under such Blockbuster facilities prior to the Blockbuster Merger. Accordingly, assuming consummation of the Blockbuster Merger, the foregoing facilities, together with other current maturities, may require Viacom Inc. to refinance up to $5.7 billion ($4.0 billion if the Blockbuster Merger is not consummated) within the next 12 months. Viacom Inc. also anticipates that, following the Mergers, the Combined Company will fund its anticipated operating, investing and financing activities, including the anticipated cash requirements of its joint ventures, commitments, capital expenditures, preferred stock dividend requirements and principal and interest payments on outstanding indebtedness, through a variety of sources, which may include, but may not be limited to, funds generated internally by Viacom Inc. and its subsidiaries (including following the Mergers funds generated by Blockbuster and Paramount), bank refinancing, and the public or private sale of debt or equity securities. The Blockbuster Merger is subject to shareholder approval. In the event the Blockbuster Merger is not consummated, Viacom Inc. believes that it will still be capable of meeting all of its obligations.


          Viacom Inc. and the Company - Liquidity and Capital Resources
          -------------------------------------------------------------
          (prior to the Paramount Offer and the Mergers)
          ----------------------------------------------

          The Company's scheduled maturities of long-term debt through December 31, 1998, assuming full utilization of the $1.9 billion commitment under the Credit Agreement and $300 million under the Loan Facility Agreement, are $300 million (1994), $380 million
          (1995), $380 million (1996) $380 million (1997) and $380 million
          (1998). On January 4, 1993, Viacom Inc. borrowed $42.2 million from The Bank of New York ("BONY") pursuant to an unsecured credit agreement ("Term Loan Agreement") to satisfy its obligation under the LTIP. Viacom Inc. repaid $13.9 million of debt under the Term Loan Agreement on January 15, 1994, the first scheduled maturity date. The remaining $28.3 million under the Term Loan Agreement matures on January 15, 1995. (See "Capital Structure " for defined terms and additional information).

          The Company's joint ventures are expected to require estimated cash contributions of approximately $20 million to $40 million in 1994. Capital expenditures are primarily related to additional construction and equipment upgrades for the Company's existing cable franchises, certain transponder payments and information system costs. Planned capital expenditures, including information systems costs, are approximately $150 million to $170 million in 1994.

          The Company was in compliance with all covenants and had satisfied all financial ratios and tests as of December 31, 1993 under its Credit Agreement and the Company expects to remain in compliance and satisfy all such financial ratios and tests during 1994.

          Debt as a percentage of total capitalization of Viacom Inc. was 47% at December 31, 1993 and 76% at December 31, 1992. The decrease in debt as a percentage of total capitalization resulted principally from the issuance of Preferred Stock (as defined in "Capital Structure") during 1993.

          The commitments of the Company for program license fees which are not reflected in the balance sheet as of December 31, 1993, which are estimated to aggregate approximately $1.9 billion, principally reflect commitments under SNI's exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable within the next seven years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

          During July 1991, the Company received reassessments from 10 California counties of its Cable Division's real and personal property, related to the June 1987 acquisition by NAI, which could result in substantially higher California property tax liabilities. The Company is appealing the reassessments and believes that the reassessments as issued are unreasonable and unsupportable under California law. The Company believes that the final resolution of this matter will not have a material effect on its consolidated financial position or results of operations.

          Net cash flow from operating activities increased 45% to $147.6 million in 1993 from $102.0 million in 1992, resulting from increased net earnings before extraordinary items and cumulative effect of change in accounting principle, partially offset by increased payments for accrued expenses. Net cash expenditures for investing activities of $128.4 million in 1993 principally reflects capital expenditures, the acquisitions of KXEZ-FM and ICOM Simulations, Inc. and the additional investment in StarSight Telecast Inc. ("StarSight") and advances to Comedy Central, partially offset by proceeds from the sale of the Wisconsin cable system, proceeds related to the radio station swap and proceeds from the sale of an investment held at cost. Net cash expenditures for investing activities of $116.8 million in 1992 principally reflect capital expenditures, advances to

          Comedy Central and a deposit received on the sale of Viacom Cablevision of Wisconsin Inc. Financing activities reflect borrowings and repayment of debt under the Credit Agreement during each period presented; the redemption of the 11.80 % Notes and the issuance of the Preferred Stock during 1993, and the redemption of the 11.50% Reset Notes and Discount Debentures, and the issuance of the 9.125% Notes and the 8.75% Reset Notes during 1992.

          Acquisitions and Ventures
          -------------------------

          On November 1, 1993, the Company exchanged KIKK-AM/FM, Houston, Texas, for Westinghouse Broadcasting Company, Inc.'s WCXR-FM and WCPT-AM, Washington, D.C., and cash.

          On June 16, 1993, the Company purchased KXEZ-FM (formerly KQLZ-
          FM), Los Angeles, California from Westwood One Stations Group-LA, Inc. for $40 million in cash and certain other consideration. The Company sold KXEZ-FM to Viacom Inc. in exchange for a $40 million promissory note.

          On May 5, 1993, the Company completed the purchase of privately held ICOM Simulations, Inc.

          On March 31, 1993, the Company increased its percentage of ownership in StarSight. On August 5, 1993, StarSight completed an initial public offering of 3,105,000 shares of common stock. On September 16, 1993, the Company exercised a warrant to purchase 833,333 shares of StarSight common stock at a cost of $5.625 per share. In November 1993, the Company transferred its ownership percentage in StarSight to a consolidated affiliate of the Company. As a result of these transactions, the affiliate of the Company's percentage ownership of StarSight is approximately 21%. The investment in StarSight is accounted for under the equity method.

          In December 1992, the Company entered into a 50-50 joint venture called Nickelodeon (UK) with a subsidiary of British Sky Broadcasting Limited. Nickelodeon (UK) began airing on September 1, 1993. The Company's investment is accounted under the equity method and therefore the results of operations is included in "Equity in loss of affiliated companies, net of tax."

          The Company exchanged KHOW-AM and FM, Denver, Colorado for Noble Broadcast Group, Inc.'s KNDD-FM, Seattle, Washington effective December 28, 1992.

          On August 30, 1991, Viacom Inc. increased its interest in MTV EUROPE to 100% through the purchase of the 50.01% interest held by an affiliate of Mirror Group Newspapers. The approximate value of the purchase was $65.0 million, which included intangibles of approximately $61.6 million. As consideration for the sale, Viacom Inc. issued 2,210,884 shares of Viacom Class B Common Stock (see "Capital Structure").

          Capital Structure
          -----------------

          The following table and related notes set forth the capitalization of Viacom Inc. and subsidiaries as of December 31, 1993 and December 31, 1992:

                                                     December 31,  December 31,
                                                         1993         1992
                                                     -----------   -----------
                                                       (Thousands of Dollars)
          Current portion of long-term debt          $    55,004  $         --
                                                     ===========  ============

          Long-term debt:
            Notes payable to banks (a)               $ 1,928,271     1,648,984
            11.8% Senior Subordinated Notes due               --       298,000
              1998 (b)
            9.125% Senior Subordinated Notes due         150,000       150,000
              1999 (c)
            8.75% Senior Subordinated Reset Notes        100,000       100,000
              due 2001 (d)
            10.25% Senior Subordinated Notes due         200,000       200,000
              2001 (e)
            5.75% Convertible Subordinated                    15            30
              Debentures due 2001
                                                     -----------  ------------

              Total long-term debt                   $ 2,378,286  $  2,397,014
                                                     ===========  ============

          Shareholders' equity (f):
            Preferred Stock                          $ 1,800,000  $         --
            Common Stock and additional paid-in          922,072       918,671
              capital
            Accumulated deficit                           (3,958)     (162,160)
                                                     -----------  ------------
          Total shareholders' equity                 $ 2,718,114  $    756,511
                                                     ===========  ============

             (a) -- At December 31, 1993, there were aggregate borrowing facilities of $1.9 billion and $300 million under (i) an unsecured credit agreement guaranteed by Viacom Inc. (amended and restated as of January 17, 1992 (as amended, the "Credit Agreement") among the Company, the named banks ("Banks"), Citibank, N.A. ("Citibank") as agent and The Bank of New York ("BONY") as co-agent and (ii) an unsecured credit agreement, dated June 2, 1993, among the Company and the named banks and BONY and Citibank as agents (the "Loan Facility Agreement"). The Loan Facility Agreement has a 364-day term and is identical to the Credit Agreement in all other material terms and conditions. Borrowings of $1.765 billion were outstanding under the Credit Agreement as of December 31, 1993, including $274 million aggregate principal amount assumed by five subsidiaries of the Company ("Subsidiary Obligors"). Borrowings of $150 million were outstanding under the Loan Facility Agreement as of December 31, 1993, $135 million of which were classified as long-term.

          Subsequent to December 31, 1993, Viacom Inc. borrowed approximately $3.7 billion pursuant to the Merger Credit Agreement in connection with the Paramount Merger (see "Paramount Merger, Blockbuster Merger and Related Transactions").

          The following is a summary description of the Credit Agreement. The description does not purport to be complete and should be read in conjunction with the Credit Agreement.

          The Credit Agreement provides for three facilities:

             Facility A   -     $700 million under a term loan having a final
                                maturity of June 30, 1999;

             Facility B   -     $926 million under a revolver, which converts
                                on January 1, 1995 into a term loan having a final maturity of June 30, 1999; and

             Facility B-1 -     $274 million under a term loan having a final
                                maturity of June 30, 1999.

          The interest rate on all loans made under the three facilities is based upon Citibank, N.A.'s base rate, the domestic certificate of deposit rate or the London Interbank Offered Rate and is affected by the Company's leverage ratio. At December 31, 1993, the London Interbank Offered Rates (upon which the Company's borrowing rate was based) for borrowing periods of one month and two months were 3.25% and 3.3125%, respectively. The Company is permitted to issue commercial paper with a maturity at the time of issuance not to exceed nine months, provided that following each issuance of commercial paper, (i) the aggregate face amount of commercial paper outstanding shall not exceed $500 million less the aggregate amount of competitive bid rate borrowings (described below), outstanding at such time and (ii) the aggregate amount of all Facility B loans and competitive bid rate loans outstanding, together with the aggregate face amount of commercial paper outstanding, shall not exceed $926 million. The Company is also permitted to make short-term competitive bid rate borrowings from the Banks until December 1, 1994, provided that following the making of each proposed competitive bid rate borrowing, (i) the aggregate amount of the competitive bid rate loans outstanding shall not exceed $500 million less the aggregate face amount of commercial paper outstanding and (ii) the aggregate amount of all Facility B loans and competitive bid rate loans outstanding, together with the aggregate face amount of commercial paper outstanding, shall not exceed $926 million.

          The Company and Subsidiary Obligors are required to repay the principal outstanding under the Credit Agreement in quarterly payments equal to percentages of the original aggregate principal amount with respect to the Facility A loans and Facility B-1 loans, and of the outstanding principal amount with respect to the Facility B loans, under the Credit Agreement, in the amount of 5% for the period commencing January 2, 1995 through and including January 2, 1999; and 7.5% on April 1, 1999 and on June 30, 1999.

          The Company may prepay at any time a portion or all of the principal outstanding under the Credit Agreement. Any such optional prepayments shall be applied to the remaining installments of Facility A and Facility B loans in the order that the Company designates. The Company is required to make mandatory prepayments upon receipt of net cash sale proceeds in connection with permitted sales of assets not in the ordinary course of business. All such prepayments shall be applied until December 31, 1994 to reduce the Facility B loans outstanding; provided, however, that any amounts so repaid may be reborrowed prior to December 31, 1994. All such prepayments after December 31, 1994 shall be applied pro rata against the remaining installments of first, the Facility A loans and second, the Facility B loans. In the event of a sale of the stock or substantially all of the assets of any Subsidiary Obligor, the Facility B-1 loan of such Subsidiary Obligor shall be repaid in full; provided, however, that upon such prepayment prior to December 31, 1994, the Facility B commitment of each Facility B Bank shall be increased by an amount equal to the principal amount of such Facility B Bank's Facility B-1 loan prepaid as a result of such prepayment and such amounts may be borrowed by the Company prior to December 31, 1994. The Company is required to prepay principal outstanding under the Credit Agreement with the proceeds of certain issuances of unsecured senior debt in an amount equal to the proceeds so received, together with accrued interest to the date of such prepayment on the principal amount prepaid, with such prepayments applied against remaining installments of first, the

          Facility A loans and second, the Facility B loans.

          The Credit Agreement contains certain covenants which, among other things, require the Company to maintain certain financial ratios and impose on the Company and its subsidiaries certain limitations on (i) the incurrence of indebtedness or the guarantee or assumption of indebtedness of another; (ii) the creation or incurrence of mortgages, pledges or security interests on the property or assets of the Company or any of its subsidiaries in order to secure debt or the sale of assets of the Company or its subsidiaries; (iii) the merger or consolidation of the Company with any person or other entity; (iv) the incurrence of capitalized leases and purchase money indebtedness; (v) the payment of cash dividends or the redemption or repurchase of any capital stock of the Company; and (vi) investments and acquisitions.

          The Credit Agreement also contains certain customary events of default. The Credit Agreement also provides that it is an event of default if National Amusements, Inc. ("NAI") fails to own at least 51% of the outstanding voting stock of Viacom Inc. or Viacom Inc. fails to own at least 67% of the outstanding voting stock of the Company.

          Under the restrictions contained in the Credit Agreement, the Company is prohibited from (i) paying any dividends on its stock to Viacom Inc. for the purpose of enabling Viacom Inc. to pay any dividend on its common stock, or (ii) making any other dividend payments to Viacom Inc. (other than for certain limited specified purposes, including the satisfaction of Viacom Inc.'s obligations under the LTIP), unless its total leverage ratio is less than a specified amount.

          The Company is required to pay a commitment fee based on the aggregate average daily unborrowed portion of the Facility B commitment, with any amounts outstanding under competitive bid rate loans and commercial paper being deemed unborrowed for the purpose of calculating the commitment fee. The Company also is required to pay certain agency fees to the agent. The Credit Agreement does not require compensating balances.

          On January 4, 1993, Viacom Inc. borrowed $42.2 million from BONY pursuant to the Term Loan Agreement. The interest rate in the Term Loan Agreement is based upon BONY's prime rate or the London Interbank Offered Rate. Viacom Inc. repaid $13.9 million of debt under the Term Loan Agreement on January 15, 1994, the first scheduled maturity date. The remaining $28.3 million under the Term Loan Agreement matures on January 15, 1995.

          Viacom Inc. may prepay at any time a portion or all of the principal amount outstanding under the Term Loan Agreement. Any such optional prepayments shall be applied to reduce the principal installment due January 1995 and shall include all accrued interest on the amount of principal prepaid. Viacom Inc. shall be obligated to prepay the loan in the amount of any dividends received from the Company.

          The Term Loan Agreement contains certain covenants which impose certain limitations on (i) the incurrence of indebtedness and (ii) payment of cash dividends or the redemption or repurchase of any capital stock of Viacom. The Term Loan Agreement also contains certain customary events of default. The Term Loan Agreement has been amended to allow Viacom Inc. to complete the Paramount Offer and Paramount Merger.

          The indebtedness under the Credit Agreement, Loan Facility Agreement and Term Loan Agreement bear interest at floating rates, causing the Company to be sensitive to changes in prevailing interest rates. The Company enters into interest rate protection agreements with off-balance sheet risk in order to reduce its exposure to changes in interest rates on its variable rate long-term debt. These interest rate protection agreements include interest rate swaps and interest rate caps. At December 31, 1993, the Company and Viacom Inc. had interest rate protection agreements outstanding with commercial banks, with respect to $1.1 billion of indebtedness under the Credit Agreement and $42.2 million under the Term Loan Agreement. These agreements effectively change the Company's interest exposure under the Credit Agreement to a ceiling of 5.64% on the interest rate caps, and under the Term Loan Agreement to a fixed weighted average rate of 6.65% on interest rate swaps. The interest rate protection agreements are in effect for a fixed period of time. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

          The Company had commercial paper outstanding of $60.9 million as of December 31, 1993.

          The Company also has aggregate money market facilities of $40 million, all of which was available at December 31, 1993.

             (b) -- On July 15, 1993, the Company redeemed all of the $298 million principal amount outstanding of the 11.80% Senior Subordinated Notes ("11.80% Notes") at a redemption price equal to 103.37% of the principal amount plus accrued interest to July 15, 1993. The Company recognized an after-tax extraordinary loss from the early extinguishment of debt of $8.9 million, net of a tax benefit of approximately $6.1 million on the transaction. The Company borrowed the funds necessary for the redemption under its bank credit facilities.

             (c) -- On March 4, 1992, the Company issued $150 million aggregate principal amount of 9.125% Senior Subordinated Notes ("9.125% Notes") due August 15, 1999. Interest is payable semiannually on February 15 and August 15, commencing August 15, 1992. The 9.125% Notes may not be redeemed prior to February 15, 1997. They are redeemable at the option of the Company, in whole or in part, during the 12 month period beginning February 15, 1997 at a redemption price of 102.607% of the principal amount, during the 12 month period beginning February 15, 1998 at 101.304% of the principal amount, and on or after February 15, 1999 at 100% of the principal amount. Any such redemption will include accrued interest to the redemption date. The 9.125% Notes are not subject to any sinking fund requirements.

             (d) -- On May 28, 1992, the Company issued $100 million aggregate principal amount of 8.75% Senior Subordinated Reset Notes ("8.75% Reset Notes") due on May 15, 2001. Interest is payable semiannually on May 15 and November 15, commencing November 15, 1992. On May 15, 1995 and May 15, 1998, unless a notice of redemption of the 8.75% Reset Notes on such date has been given by the Company, the interest rate on the 8.75% Reset Notes will, if necessary, be adjusted from the rate then in effect to a rate to be determined on the basis of market rates in effect on May 5, 1995 and on May 5, 1998, respectively, as the rate the 8.75% Reset Notes should bear in order to have a market value of 101% of principal amount immediately after the resetting of the rate. In no event will the interest rate be lower than 8.75% or higher than the average three year treasury rate (as defined in the indenture) multiplied by two. The interest rate reset on May 15, 1995 will remain in effect on the 8.75% Reset Notes through and including May 15, 1998 and the interest rate reset on May 15, 1998 will remain in effect on the 8.75% Reset Notes thereafter. The 8.75% Reset Notes are redeemable at the option of the Company, in whole but not in part, on May 15, 1995 or May 15, 1998, at a redemption price of 101% of principal amount plus accrued interest to, but not including, the date of redemption. The 8.75% Reset Notes are not subject to any sinking fund requirements.

             (e) -- On September 15, 1991, the Company issued $200 million aggregate principal amount of 10.25% Senior Subordinated Notes ("10.25% Notes") due September 15, 2001. Interest is payable semiannually on March 15 and September 15, commencing March 15, 1992. The 10.25% Notes are not redeemable by the Company prior to maturity and are not subject to any sinking fund requirements.

             (f) -- On December 31, 1993, there were 53,449,325 outstanding shares of Viacom Class A Common Stock (100,000,000 shares authorized) and 67,347,131 outstanding shares of Viacom Class B Common Stock (150,000,000 shares authorized).

          On October 22, 1993, Blockbuster purchased 24 million shares of cumulative convertible preferred stock, par value $.01 per share, of Viacom Inc. ("Series A Preferred Stock") for $600 million. On November 19, 1993, NYNEX Corporation ("NYNEX") purchased 24 million shares of cumulative convertible preferred stock, par value $.01 per share, of Viacom Inc. ("Series B Preferred Stock," collectively with the Series A Preferred Stock, "Preferred Stock") for $1.2 billion. Series A Preferred Stock and Series B Preferred Stock have liquidation preferences of $25 per share and $50 per share, respectively. The Preferred Stock has an annual dividend rate of 5%, is convertible into shares of Viacom Class B Common Stock at a conversion price of $70 and does not have voting rights other than those required by law. The Preferred Stock is redeemable by Viacom Inc. at declining premiums after five years. The Preferred Stock purchased by Blockbuster will be canceled upon consummation of the Blockbuster Merger. Both NYNEX and Blockbuster may, under certain limited circumstances, require Viacom Inc. to repurchase their respective preferred shares, but such right does not inure to the benefit of subsequent holders of such preferred shares.

          NAI holds approximately 76.3% and the public holds approximately 23.7% of outstanding Viacom Inc. Common Stock as of December 31, 1993. NAI's percentage of ownership consists of 85.2% of the outstanding Viacom Class A Common Stock and 69.1% of the outstanding Viacom Class B Common Stock, as of December 31, 1993. Pursuant to a purchase program initiated in August 1987, NAI announced its intention to buy, from time to time, up to an additional 3,000,000 shares of Viacom Class A Common Stock and 2,423,700 shares of Viacom Class B Common Stock. As of December 31, 1993, NAI had acquired an aggregate of 3,374,300 shares of Common Stock, consisting of 1,466,200 shares of Viacom Class A Common Stock and 1,908,100 shares of Viacom Class B Common Stock, pursuant to this buying program. On August 20, 1993, NAI ceased making purchases of Common Stock.

                                 _____________________

          The Company and Viacom Inc. filed a shelf registration statement with the Securities and Exchange Commission ("SEC") registering $800 million of debt securities (or, if such debt securities are issued at an original issue discount, such greater principal amount as shall result in an aggregate offering price equal to $800 million) guaranteed by Viacom Inc. The registration statement was declared effective by the SEC on March 11, 1993. Some or all of the debt securities may be issued by the Company in one or more offerings.

          During April 1993, the Company and Viacom Inc. terminated the prior shelf registration statement, under which an aggregate of $300 million principal amount of additional debt securities remained available.

          NAI, Sumner M. Redstone and the Company each have purchased on the open market and may in the future continue to purchase on the open market or in privately negotiated transactions certain debt securities of the Company. During 1993, there were no purchases of debt securities made by NAI, Sumner M. Redstone or the

          Company. During 1992, Sumner M. Redstone purchased directly or beneficially $350,000, $605,000, $15,000 and $200,000 of 11.50%
          Senior Subordinated Extendible Reset Notes, 9.125% Senior Subordinated Notes, 10.25% Senior Subordinated Notes and 8.75% Senior Subordinated Reset Notes, respectively. During 1991, NAI and Sumner M. Redstone purchased $3,110,000 and $869,000 of 11.80% Senior Subordinated Notes, respectively. During 1991, NAI purchased $311,000 of the 11.50% Senior Subordinated Extendible Reset Notes. During December 1991, the Company purchased $43 million of Discount Debentures at an average price of 107.375% of their principal amount plus accrued interest.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT ACCOUNTANTS
- ---------------------------------


To the Boards of Directors and
Shareholders of Viacom Inc. and
Viacom International Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Viacom Inc. and its subsidiaries and of Viacom International Inc., a wholly-owned subsidiary of Viacom Inc., and its subsidiaries, at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Viacom Inc. and Viacom International Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 7 to the financial statements, Viacom Inc. and Viacom International Inc. adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" in 1993.




PRICE WATERHOUSE

1177 Avenue of the Americas
New York, New York   10036
February 4, 1994, except as to Note 2, which is as of March 11, 1994

MANAGEMENT'S STATEMENT OF RESPONSIBILITY FOR FINANCIAL REPORTING
- ----------------------------------------------------------------

Management has prepared and is responsible for the consolidated financial statements and related notes of Viacom Inc. They have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on judgments and estimates by management. All financial information in this annual report is consistent with the consolidated financial statements.

The Company maintains internal accounting control systems and related policies and procedures designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and properly recorded, and that accounting records may be relied upon for the preparation of consolidated financial statements and other financial information. The design, monitoring, and revision of internal accounting control systems involve, among other things, management's judgment with respect to the relative cost and expected benefits of specific control measures. The Company also maintains an internal auditing function which evaluates and reports on the adequacy and effectiveness of internal accounting controls, policies and procedures.

Viacom Inc.'s consolidated financial statements have been audited by Price Waterhouse, independent public accountants, who have expressed their opinion with respect to the presentation of these statements.

The Audit Committee of the Board of Directors, which is comprised solely of directors who are not employees of the Company, meets periodically with the independent accountants, with our internal auditors, as well as with management, to review accounting, auditing, internal accounting controls and financial reporting matters. The Audit Committee is also responsible for recommending to the Board of Directors the independent accounting firm to be retained for the coming year, subject to stockholder approval. The independent accountants and the internal auditors have full and free access to the Audit Committee with and without management's presence.

                                        VIACOM INC.

                                 By: /s/Frank J. Biondi, Jr.
                                     -----------------------------------------
                                        Frank J. Biondi, Jr.
                                        President, Chief Executive Officer

                                 By: /s/George S. Smith, Jr.
                                    ------------------------------------------
                                        George S. Smith, Jr.
                                        Senior Vice President,
                                        Chief Financial Officer

                                 By: /s/Kevin C. Lavan
                                    ------------------------------------------
                                        Kevin C. Lavan
                                        Vice President, Controller
                                        and Chief Accounting Officer

                         VIACOM INC. AND
            VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
         (Thousands of dollars, except per share amounts)


                                            Year Ended December 31,
                                        ------------------------------
                                          1993        1992       1991
                                          ----        ----       ----

Revenues                               $2,004,949  $1,864,683 $1,711,562

Expenses:
  Operating                               877,609     853,977    790,816
  Selling, general and administrative     589,288     517,977    475,648
  Depreciation and amortization           153,057     144,802    132,864
                                        ---------  ---------- ----------
     Total expenses                     1,619,954   1,516,756  1,399,328
                                        ---------  ----------  ---------
Earnings from operations                  384,995     347,927    312,234

Other income (expense):
  Interest expense, net                  (144,953)   (194,104)  (297,451)

  Other items, net (See Note 14)           61,774       1,756     (6,536)
                                        ---------  ----------  ---------
Earnings before income taxes              301,816     155,579      8,247

Provision for income taxes                129,815      84,848     42,060
Equity in loss of affiliated
  companies, net of tax                    (2,520)     (4,646)   (12,743)
                                        ---------  ----------  ---------

Earnings (loss) before extraordinary
  losses and cumulative effect of
  change in accounting principle          169,481      66,085    (46,556)

Extraordinary losses, net of tax (See
  Note 4)                                  (8,867)    (17,120)    (3,101)

Cumulative effect of change in
  accounting principle                     10,338          --         --
                                        ---------  ----------  ---------

Net earnings (loss)                       170,952      48,965    (49,657)

Cumulative convertible preferred stock
  dividend requirement of Viacom Inc.      12,750          --         --
                                        ---------  ----------  ---------

Net earnings (loss) attributable to
  common stock                          $ 158,202   $  48,965  $ (49,657)
                                        =========   =========  ==========

Weighted average number of common
  shares                                  120,607     120,235    113,789

Net earnings (loss) per common share:
  Earnings (loss) before extraordinary
    losses and cumulative effect of
    change in accounting principle      $   1.30    $     .55  $    (.41)
  Extraordinary losses                      (.07)        (.14)      (.03)
   Cumulative effect of change in
  accounting principle                       .08           --         --
                                        ---------  ----------  ---------

   Net earnings (loss)                  $    1.31   $     .41  $    (.44)
                                        =========   =========  =========


         See notes to consolidated financial statements.

                                VIACOM INC. AND
                   VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                             (Thousands of dollars)

                                                  December 31,
                                           -------------------------
                                              1993           1992
                                              ----           ----
Assets

Current Assets:
  Cash and cash equivalents                $1,882,381     $   48,428
  Receivables, less allowances of $33,889
    and $25,779                               351,765        319,804
  Distribution fees advanced and
    committed, current                         18,620         19,631
  Program rights and deferred program
    costs, current                            264,212        215,109
  Prepaid distribution costs                   73,722         89,723
  Other current assets                         95,693         65,793
                                           ----------     ----------

  Total current assets                      2,686,393        758,488

Property and Equipment:
  Land                                         16,486         17,869
  Buildings                                    41,627         37,486
  Cable television systems                    414,918        388,170
  Broadcasting facilities                      52,100         50,665
  Equipment and other                         349,332        258,565
  Construction in progress                     26,982         10,858
                                           -----------    ----------
                                              901,445        763,613
  Less accumulated depreciation               347,243        306,548
                                           ----------     ----------

    Net property and equipment                554,202        457,065
                                           ----------     ----------

Distribution fees advanced and committed,
  non-current                                 263,281        228,784

Program rights and deferred program
  costs, non-current                          526,247        462,122

Intangibles, at amortized cost              2,180,571      2,195,936

Other assets                                  206,174        214,699
                                           ----------     ----------

                                           $6,416,868     $4,317,094
                                           ==========     ==========



                See notes to consolidated financial statements.

                                VIACOM INC. AND
                   VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                (Thousands of dollars, except per share amounts)

                                                  December 31,
                                             -----------------------
                                               1993           1992
                                               ----           ----

Liabilities and Shareholders' Equity

Current Liabilities:
     Accounts payable                      $   96,579     $   71,199
     Accrued interest                          20,684         38,229
     Deferred income, current                  50,930         68,295
     Other accrued expenses                   264,921        290,937
     Income taxes                             140,453         96,529
     Owners' share of distribution revenue    139,081        158,351
     Program rights, current                  197,966        187,956
     Current portion of long-term debt         55,004             --
                                           ----------     ----------
     Total current liabilities                965,618        911,496
                                           ----------     ----------

Long-term debt                              2,378,286      2,397,014
Program rights, non-current                    86,752         92,886
Other liabilities                             268,098        159,187

Commitments and contingencies (See Note 10)

Shareholders' Equity of Viacom Inc. (See
    Notes 1 and 6):
  Preferred Stock, par value $.01 per share;
    100,000,000 shares authorized;
    48,000,000 shares issued
    and outstanding; stated at liquidation
    value                                   1,800,000             --
  A Common Stock, par value $.01 per share;
    100,000,000 shares authorized;
    53,449,325 (1993) and 53,380,390
    (1992) shares issued and outstanding          535            534
  B Common Stock, par value $.01 per share;
    150,000,000 shares authorized;
    67,347,131 (1993) and 67,069,688
    (1992) shares issued and outstanding          673            671
  Additional paid-in capital                  920,864        917,466
  Accumulated deficit                          (3,958)      (162,160)
                                           ----------     ----------
  Total shareholders' equity                2,718,114        756,511
                                           ----------     ----------
                                           $6,416,868     $4,317,094
                                           ==========     ==========

                See notes to consolidated financial statements.

                                VIACOM INC. AND
                   VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                   Year Ended December 31,
                                               --------------------------------
                                                 1993        1992        1991
                                                 ----        ----        ----
                                                    (Thousands of dollars)
Net cash flow from operating activities:

  Net earnings (loss)                          $170,952    $ 48,965   $ (49,657)
  Adjustments to reconcile net earnings
      (loss) to net cash flow from operating
      activities:
    Depreciation and amortization               153,057     144,802     132,864
    Interest accretion and interest in kind
      on debentures                                  --          --      59,196
    Reserve for litigation (See Note 14)             --      33,000          --
    Equity in loss of affiliated companies,
      net of tax                                  2,520       4,646      12,743
    Gain on the sale of the cable system,
      net of tax                                (45,873)         --          --
    Gain on the sale of investment held at
      cost, net of tax                          (10,882)         --          --
    Extraordinary losses, net of tax              8,867      17,120       3,101
    Deferred compensation         .               3,924       8,202      12,328
    Provision (benefit) for deferred income
      taxes                                      24,364      15,068      (8,756)
    (Decrease) increase in accounts payable
      and accrued expenses                      (17,189)     53,400       6,831
    Increase in receivables                     (31,881)    (49,756)    (61,929)
    Increase in programming related assets
      and liabilities, net                     (137,549)   (138,568)    (66,391)
    Increase in income taxes payable             58,501       7,389      37,732
    (Decrease) increase in deferred income       (8,999)     22,933      (2,384)
    (Increase) decrease in unbilled
      receivables                                (6,516)     17,749     (27,630)
    Payment of LTIP liability                    (3,606)    (68,599)         --
    Other, net                                  (12,080)    (14,362)     21,819
                                             ----------   ---------   ---------
Net cash flow from operating activities         147,610     101,989      69,867
                                             ----------   ---------   ---------

Investing activities:
  Capital expenditures                         (135,011)   (110,222)    (72,157)
  Investments in and advances to
    affiliated companies.                       (21,618)    (23,708)    (44,372)
  Advances from affiliated companies             13,441       9,447       5,546
  Proceeds from sale of cable system and
    radio station                                93,739      20,000          --
  Proceeds from sale of investment held at
    cost                                         18,140          --          --
  Proceeds from sale of transponders             51,000          --          --
  Acquisitions                                  (82,197)         --          --
  Deposits on transponders                      (49,934)     (9,723)         --
  Payment of deferred merger costs              (15,382)         --          --
  Other, net                                       (616)     (2,636)     (4,120)
                                             ----------   ---------   ---------
Net cash flow from investing activities        (128,438)   (116,842)   (115,103)
                                             ----------   ---------   ---------

Financing activities:
  Borrowings from banks under credit
    facilities                                  334,291   8,343,967   6,695,048
  Repayments to banks under credit
    facilities                                       --  (7,968,466) (6,764,593)
  Issuance of notes                                  --     250,000     200,000
  Redemption of notes and debentures           (298,015)   (549,454)   (407,580)
  Issuance of Preferred Stock                 1,800,000          --          --
  Issuance of B Common Stock                         --          --     317,987
  Payment of deferred financing costs           (18,106)    (22,659)     (5,869)
  Payment of premium on redemption of notes     (10,054)    (19,753)     (4,078)
  Other, net                                      6,665         924         (18)
                                             ----------   ---------   ---------
Net cash flow from financing activities       1,814,781      34,559      30,897
                                             ----------   ---------   ---------

Net increase (decrease) in cash and cash
  equivalents                                 1,833,953      19,706     (14,339)
Cash and cash equivalents at beginning of
  year                                           48,428      28,722      43,061
                                             ----------   ---------   ---------
Cash and cash equivalents at end of year     $1,882,381   $  48,428   $  28,722
                                             ==========   =========   =========

                See notes to consolidated financial statements.

                                      --



                                VIACOM INC. AND
                   VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS
                            -----------------------
                            OF SHAREHOLDERS' EQUITY
                            -----------------------
                             (Thousands of dollars)

                          Preferred     A Common Stock      B Common Stock   Paid-in  Accumulated
                            Stock      Shares    Amount    Shares    Amount  Capital    Deficit
                            -----      ------    ------    ------    ------  -------    -------
Viacom Inc:
- -----------

December 31, 1990                --  53,365,870  $  534  53,365,870  $  534  $526,563  $(161,468)

Issuance of B Common
  Stock                          --          --      --  13,492,484     135   382,780         --
Exercise of stock
  options                        --         583      --         583      --        33         --
Conversion of 5.75%
  debentures                     --         700      --         700      --        39         --
Net loss                         --          --      --          --      --        --    (49,657)
                         ----------  ----------  ------  ----------  ------  --------  ---------

December 31, 1991                --  53,367,153     534  66,859,637     669   909,415   (211,125)
                         ----------  ----------  ------  ----------  ------  --------  ---------

B Common Stock issued
  as satisfaction of
  LTIP liability                 --          --      --     177,897       2     6,892         --
Exercise of stock
  options                        --      13,187      --      32,104      --     1,157         --
Conversion of 5.75%
  debentures                     --          50      --         50       --         2         --
Net earnings                     --          --      --         --       --        --     48,965
                         ----------  ----------  ------  ----------  ------  --------  ---------

December 31, 1992                --  53,380,390     534  67,069,688     671   917,466   (162,160)
                         ----------  ----------  ------  ----------  ------  --------  ---------

Issuance of Series A
  and Series B Preferred
  Stock                  $1,800,000          --      --          --       --   (5,363)        --
Exercise of stock
  options                        --      68,935       1     277,443        2    8,761         --
Net earnings                     --          --      --          --       --       --    170,952
Preferred Stock
  dividend requirements          --          --      --          --      --        --    (12,750)
                         ----------  ----------  ------  ----------  ------  --------  ---------

December 31, 1993        $1,800,000  53,449,325    $535  63,347,131    $673  $920,864  $  (3,958)
                         ==========  =========   ======  ==========  ======  ========  =========

                See notes to consolidated financial statements.

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



1) SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation -Viacom Inc. (together with its consolidated subsidiaries, unless the context otherwise requires, "Viacom Inc.") is a holding company whose principal asset is the common stock of Viacom International Inc. (together with its consolidated subsidiaries, unless the context otherwise requires, the "Company"). The Company is a diversified entertainment and communications company with operations in four principal segments: Networks, Entertainment, Cable Television and Broadcasting.

The primary differences between Viacom Inc.'s and the Company's financial statements include the following factors: a) the capitalization of the two companies -- the Company's shareholders' equity reflects the contribution to capital of Viacom Inc.'s exchangeable preferred stock, which was exchanged for 15.5% Junior Subordinated Exchange Debentures due 2006 (the "Exchange Debentures") on March 31, 1989 which in turn were fully redeemed during 1991;
b) during 1993, Viacom Inc. issued $1.8 billion of 5% cumulative convertible preferred stock (see Note 6) and declared related preferred stock dividends of $12.8 million, c) certain general and administrative expenses recorded by Viacom Inc. of $5.0 million (1993), $9.0 million (1992) and $12.9 million
(1991), which include transactions associated with the long-term deferred incentive compensation plans; and d) Viacom Inc. recorded net interest income of $3.1 million (1993) and net interest expense of $45.2 million (1991).

Certain amounts reported on the balance sheet and statements of cash flows for prior years have been reclassified to conform with the current presentation.

Principles of Consolidation - The consolidated financial statements include the accounts of Viacom Inc., the Company and all investments of more than 50% in subsidiaries and other entities. All significant intercompany transactions have been eliminated. Investments in affiliated companies of more than 20% but less than or equal to 50% are accounted for under the equity method. Investments of 20% or less are accounted for under the cost method. In 1993, the fiscal year end for certain foreign operations was changed from October 31 to December 31.

Cash Equivalents - Cash equivalents are defined as short-term (3 months or less) highly liquid investments.

Program Rights - The Company acquires rights to exhibit programming on its broadcast stations or cable networks, and produces its own programs. The costs incurred in acquiring and producing programs are capitalized and amortized over the license period or over the estimated exhibition life of the program. Costs related to the production of programs are either charged to earnings or capitalized to the extent they are estimated to be recoverable from future revenue. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing.

Program Distribution - Fees for distributing television shows and feature films are recognized upon billing over contractual periods generally ranging from one to five years, except that such fees for internally produced programs are recognized when such programs are delivered and fees for barter advertising revenue are recognized when the programs are available and a noncancellable contract has been executed. Receivables reflect gross billings, which include the owners' share. Amounts due to owners are recorded as liabilities in "Owners' share of distribution revenue" or are deducted from "Distribution fees advanced and committed, current."

Minimum guarantees to owners are recorded as liabilities and are liquidated by payments in accordance with contract terms. A corresponding asset is recorded as "Distribution fees advanced and committed" and is reduced by the owners' share of billings until fully recovered or amortized as operating expenses against the Company's share of total estimated billings based on the ratio of total estimated costs to total estimated billings.

Prepaid distribution costs incurred on behalf of the owners are recovered from the owners' share of billings or amortized as operating expenses against the Company's share of total estimated billings based on the ratio of total estimated costs to total estimated billings.

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


All amortization estimates are reviewed periodically by management and are adjusted prospectively. Minimum guarantees or other costs estimated not to be recoverable from total estimated billings are expensed in the period any shortfall is determined.

Depreciation and Amortization - Depreciation is computed principally by the straight-line method over estimated useful lives ranging principally from 3 to 15 years. Capitalized lease amortization of $5.5 million (1993) and $3.0 million (1992) is included in depreciation expense. Depreciation expense was $92.8 million (1993), $81.5 million (1992) and $70.1 million (1991).

Intangibles resulting from business acquisitions are generally amortized over 40 years. Accumulated amortization relating to intangibles at December 31 was $412.5 million (1993) and $361.1 million (1992) .

Equity in Loss of Affiliated Companies - Equity in loss of affiliated companies is primarily comprised of the Company's one-third interest in Lifetime, the 50% interest in Comedy Central, the 50% interest in Nickelodeon (UK) during 1993 and the 49.99% interest in MTV EUROPE prior to August 30, 1991. (See Note 3.)

Provision for Doubtful Accounts - The provision for doubtful accounts charged to expense was $16.7 million (1993), $9.4 million (1992) and $15.9 million
(1991).

Net Earnings (Loss) per Common Share - Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during the year. The effect of the assumed exercise of stock options and conversion of
convertible debentures is not material for each of the years presented.   For
1993, the assumed conversion of the Preferred Stock (as defined in Note 2) would have an antidilutive effect on fully-diluted earnings per common share. Therefore, the effects of such assumption are not reflected in net earnings
(loss) per common share.

Interest Rate Protection Agreements - The amount to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense.


2) SUBSEQUENT EVENTS

On March 11, 1994, Viacom Inc. acquired, pursuant to a tender offer (the "Paramount Offer"), 61,657,432 shares of Paramount common stock, constituting a majority of the shares outstanding, at a price of $107 per share in cash. The Paramount Offer was financed by (i) the sale of Preferred Stock (see "Note 6"), proceeds of which are reflected as cash and cash equivalents on the balance sheet as of December 31, 1993, (ii) the sale of Viacom Class B Common Stock to Blockbuster and (iii) borrowings under a credit agreement (as described below). The Paramount Offer was made pursuant to the Amended and Restated Agreement and Plan of Merger dated as of February 4, 1994 (the "Paramount Merger Agreement") between Viacom Inc. and Paramount. Paramount will become a wholly owned subsidiary of Viacom Inc. (the "Paramount Merger") at the effective time of a merger between Paramount and a subsidiary of Viacom Inc. (the "Paramount Effective Time") which is expected to occur in the second quarter of 1994. Pursuant to the Paramount Merger Agreement, each share of Paramount common stock outstanding at the time of such merger (other than shares held in the treasury of Paramount or owned by Viacom Inc. and other than shares held by any stockholders who shall have demanded and perfected appraisal rights) will be converted into the right to receive (i) 0.93065 of a share of Viacom
Class B Common Stock, (ii) $17.50 principal amount of 8% exchangeable subordinated debentures of Viacom Inc., (iii) 0.93065 of a contingent value right ("CVR"), (iv) 0.5 of a warrant to purchase one share of Viacom Class B Common Stock at any time prior to the third anniversary of the Paramount Merger at a price of $60 per share, and (v) 0.3 of a warrant to purchase one share of Viacom Class B Common Stock at any time prior to the fifth anniversary of the Paramount Merger at a price of $70 per share. If the debentures are issued prior to the completion of the purposed merger of Viacom Inc. and Blockbuster, the debentures will be exchangeable, at the option of Viacom Inc., into 5% exchangeable preferred stock of Viacom Inc. on or after January 1, 1995 if the proposed merger with Blockbuster has not previously been consummated.

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Each CVR will represent the right to receive the amount, if any, by which the Target Price exceeds the greater of the Current Market Value and the Minimum Price (see defined terms in following paragraph). The CVRs will mature on the first anniversary of the Paramount Effective Time (the "Maturity Date"); provided, however, that Viacom Inc. may, at its option, (i) extend the Maturity Date to the second anniversary of the Paramount Effective Time (the "First Extended Maturity Date") or (ii) extend the First Extended Maturity Date to the third anniversary or the Paramount Effective Time (the "Second Extended Maturity Date"). Viacom Inc., at its option, may pay any amount due under the terms of the CVRs in cash or in the equivalent value of registered securities of Viacom Inc., including without limitation, common stock, preferred stock, notes, or other securities.

The "Minimum Price" means (a) at the Maturity Date, $36, (b) at the First Extended Maturity Date, $37 and (c) at the Second Extended Maturity Date, $38. Target Price means (a) at the Maturity Date, $48, (b) at the First Extended Maturity Date, $51, and (c) at the Second Extended Maturity Date, $55. The "Current Market Value" means the average market price of Viacom Class B Common Stock for a specified period.

On January 7, 1994, Viacom Inc. and Blockbuster entered into an agreement and plan of merger (the "Blockbuster Merger Agreement") pursuant to which Blockbuster will be merged with and into Viacom Inc. (the "Blockbuster Merger") subject to approval. At the effective time of the Blockbuster Merger, each share of Blockbuster common stock outstanding at the time of the Blockbuster Merger (other than shares held in the treasury of Blockbuster or owned by Viacom Inc. and other than shares held by any stockholders who shall have demanded and perfected appraisal rights, if available) will be converted into the right to receive (i) 0.08 of a share of Viacom Class A Common Stock,
(ii) 0.60615 of a share of Viacom Class B Common Stock, and (iii) up to an additional 0.13829 of a share of Viacom Class B Common Stock, with the exact fraction of a share being dependent on the market prices of Viacom Class B Common Stock during the year following the effective time of the Blockbuster Merger, and with the right to receive such additional fraction of a share to be evidenced by one variable common right ("VCR"). The VCRs mature on the first anniversary of the Blockbuster Merger ("VCR Conversion Date").

The mergers pursuant to the Paramount Merger Agreement and Blockbuster Merger Agreement (collectively, the "Mergers") have been unanimously approved by the Boards of Directors of each of the respective companies. The obligations of Viacom Inc., Blockbuster and Paramount to consummate the mergers are subject to various conditions, including obtaining requisite stockholder approvals.
Viacom Inc. intends to vote its shares of Paramount in favor of the merger and NAI has agreed to vote its shares of Viacom Inc. in favor of the Mergers; therefore, stockholder approval of the Paramount Merger is assured, and approval by Viacom Inc. of the Blockbuster Merger is also assured.

The Mergers will be accounted for under the purchase method of accounting. The unaudited condensed pro forma data for the year ended or at December 31, 1993 presented below assumes the Mergers occurred on January 1, 1993 for statement of operations data or at December 31, 1993 for balance sheet data. Intangible assets are expected to be amortized over 40 years on a straight-line basis.
The unaudited pro forma information is not necessarily indicative of the combined results of operations or financial position of Viacom Inc., Paramount and Blockbuster (the "Combined Company") following the Mergers that would have occurred if the completion of the Mergers had occurred on the dates previously indicated nor are they necessarily indicative of future operating results of the Combined Company.

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                          Year Ended or at
                                                          December 31, 1993
                                                           ----------------
                                                        (Millions of dollars)
                                                             (Unaudited)

Results of operations data:
Revenues                                                       $9,624.1
Earnings from operations                                       $  887.9
Net earnings before extraordinary items, cumulative effect
  of changes in accounting principles and preferred stock
  dividends                                                    $  135.6
Net earnings attributable to common stock before
  extraordinary items and cumulative effect of changes in
  accounting principles                                        $   75.6
Primary earnings per common share before
  extraordinary items and cumulative effect of changes in
  accounting principles                                        $    .18

Balance sheet data:
Total assets                                                  $24,377.3
Long-term debt, including current maturities                  $ 9,998.8
Shareholders' equity:
  Preferred                                                   $ 1,200.0
  Common                                                      $ 8,844.8


On March 10, 1994, Blockbuster purchased approximately 22.7 million shares of Viacom Class B Common Stock for an aggregate purchase price of $1.25 billion, or $55 per share. If (with certain exceptions) the Blockbuster Merger Agreement is terminated and in the event that Viacom Class B Common Stock trades (for a specified period) at a level below $55 per share during the one year period after such termination, Viacom Inc. may be obligated to make certain payments of up to a maximum of $275 million, at its option, in cash or securities, or to sell certain assets to Blockbuster. The Viacom Class B Common Stock purchased by Blockbuster will be canceled upon consummation of the Blockbuster Merger.

On February 15, 1994, Blockbuster entered into a credit agreement with certain financial institutions named therein, pursuant to which such financial institutions have advanced to Blockbuster, on an unsecured basis, an aggregate of $1.0 billion to finance a portion of the purchase of the shares under the Subscription Agreement (the "Blockbuster Facility"). The Blockbuster Facility contains certain events of default, including a change of control default, which will require either a waiver in connection with the Blockbuster Merger or the refinancing of the indebtedness incurred by Blockbuster under the Blockbuster Facility.

On March 11, 1994, Viacom Inc. borrowed $3.7 billion under a credit agreement dated as of November 19, 1993, as amended on January 4, 1994 and February 15, 1994, among Viacom Inc., the banks named therein, and The Bank of New York, Citibank, N.A. and Morgan Guaranty Trust Company of New York, as Managing Agents (the "Merger Credit Agreement").

The Merger Credit Agreement provides that, in order to pay for the Paramount Offer and related expenses, up to $3.7 billion may be borrowed, repaid and reborrowed until November 18, 1994, at which time all amounts outstanding will become due and payable.

The Merger Credit Agreement provides that Viacom Inc. may elect to borrow at either the Base Rate or the Eurodollar Rate (each as defined below), subject to certain limitations. The "Base Rate" will be the higher of (i) the Citibank N.A., Base Rate and (ii) the Federal Funds Rate plus 0.50%. The "Eurodollar Rate" will be the London Interbank Offered Rate plus (i) 0.9375%, until Viacom Inc.'s senior unsecured long-term debt is rated by Standard & Poor's Corporation or Moody's Investors Service, Inc., and (ii) thereafter, a variable

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


rate ranging from 0.25% to 0.9375% dependent on the senior unsecured long-term debt rating assigned to Viacom Inc. The Merger Credit Agreement provides that Viacom Inc. will pay each bank a facility fee on such bank's commitment until November 18, 1994.

The Merger Credit Agreement contains certain covenants which, among other things require Viacom Inc. to meet certain financial ratios.

As of December 31, 1993, Viacom Inc. has promissory notes outstanding in the aggregate amount of $26 million, in order to finance expenses associated with the Mergers and expects to obtain additional financing as required to finance such expenses.


3) ACQUISITIONS AND VENTURES

On November 1, 1993, the Company exchanged KIKK-AM/FM, Houston, Texas, for Westinghouse Broadcasting Company, Inc.'s WCXR-FM and WCPT-AM, Washington, D.C., and cash.

On June 16, 1993, the Company purchased KXEZ-FM (formerly KQLZ-FM), Los Angeles, California from Westwood One Stations Group-LA, Inc. for $40 million in cash and certain other consideration. The Company sold KXEZ-FM to Viacom Inc. in exchange for a $40 million promissory note.

On May 5, 1993, the Company completed the purchase of privately held ICOM Simulations, Inc.

On March 31, 1993, the Company increased its percentage of ownership in StarSight Telecast Inc. ("StarSight"). On August 5, 1993, StarSight completed an initial public offering of 3,105,000 shares of common stock. On September 16, 1993, the Company exercised a warrant to purchase 833,333 shares of StarSight common stock at a cost of $5.625 per share. In November 1993, the Company transferred its ownership percentage in StarSight to a consolidated affiliate of the Company. As a result of these transactions, the affiliate's of the Company's percentage ownership of StarSight is approximately 21%. The investment in StarSight is accounted for under the equity method.

In December 1992, the Company entered into a 50-50 joint venture called Nickelodeon (UK) with a subsidiary of British Sky Broadcasting Limited. Nickelodeon (UK) began airing on September 1, 1993. The Company's investment is accounted for under the equity method.

The Company exchanged KHOW-AM and FM, Denver, Colorado for Noble Broadcast Group, Inc.'s KNDD-FM, Seattle, Washington effective December 28, 1992.

On August 30, 1991, Viacom Inc. increased its interest in MTV EUROPE to 100% through the purchase of the 50.01% interest held by an affiliate of Mirror Group Newspapers. The approximate value of the purchase was $65.0 million, which included intangibles of approximately $61.6 million. As consideration for the sale, Viacom Inc. issued 2,210,884 shares of Viacom Class B Common Stock (See Note 6).

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


4) BANK FINANCING AND DEBT

Total debt, which includes short-term and long-term debt, consists of the following:


                                               December 31,  December 31,
                                                   1993         1992
                                               ------------  ------------
                                                 (Thousands of dollars)

Notes payable to banks (a)                       $1,983,275  $1,648,984
11.80% Senior Subordinated Notes due 1998                --     298,000
 9.125% Senior Subordinated Notes due 1999 (b)      150,000     150,000
 8.75%  Senior Subordinated Reset Notesdue 2001 (c) 100,000     100,000
10.25% Senior Subordinated Notes due 2001 (d)       200,000     200,000
 5.75% Convertible Subordinated Debentures
      due 2001                                           15          30
                                                 ----------  ----------

                                                  2,433,290   2,397,014
Less current portion                                 55,004          --
                                                 ----------  ----------
                                                 $2,378,286  $2,397,014
                                                 ==========  ==========

          (a) -- At December 31, 1993, there were aggregate borrowing facilities of $1.9 billion and $300 million under (i) an unsecured credit agreement guaranteed by Viacom Inc. (amended and restated as of January 17, 1992, (as amended, the "Credit Agreement") among the Company the named banks ("Banks"), Citibank, N.A. ("Citibank") as agent and The Bank of New York ("BONY") as co-agent and (ii) an unsecured credit agreement, dated June 2, 1993, among the Company and the named banks and BONY and Citibank as agents (the "Loan Facility Agreement"). The Loan Facility Agreement has a 364-day term and is identical to the Credit Agreement in all other material terms and conditions. Borrowings of $1.765 billion were outstanding under the Credit Agreement as of December 31, 1993, including $274 million aggregate principal amount assumed by five subsidiaries of the Company ("Subsidiary Obligors"). Borrowings of $150 million were outstanding under the Loan Facility Agreement as of December 31, 1993, $135 million of which were classified as long-term.

The following is a summary description of the amended and restated Credit Agreement. The description does not purport to be complete and should be read in conjunction with the Credit Agreement.

The Credit Agreement provides for three facilities:

          Facility A   -    $700 million under a term loan having a final
                            maturity of June 30, 1999;

          Facility B   -    $926 million under a revolver, which converts on
                            January 1, 1995 into a term loan having a final maturity of June 30, 1999; and

          Facility B-1 -    $274 million under a term loan having a final
                            maturity of June 30, 1999.

The interest rate on all loans made under the three facilities is based upon Citibank, N.A.'s base rate, the domestic certificate of deposit rate or the London Interbank Offered Rate and is affected by the Company's leverage ratio. At December 31, 1993, the London Interbank Offered Rates (upon which the Company's borrowing rate was based) for borrowing periods of one month and two months were 3.25% and 3.3125%, respectively. The Company is permitted to issue commercial paper with a maturity at the time of issuance not to exceed nine months, provided that following each issuance of commercial paper, (i) the aggregate face amount of commercial paper outstanding shall not exceed $500 million less the aggregate amount of competitive bid rate borrowings (described

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


below), outstanding at such time and (ii) the aggregate amount of all Facility B loans and competitive bid rate loans outstanding, together with the aggregate face amount of commercial paper outstanding, shall not exceed $926 million.
The Company is also permitted to make short-term competitive bid rate borrowings from the Banks until December 1, 1994, provided that following the making of each proposed competitive bid rate borrowing, (i) the aggregate amount of the competitive bid rate loans outstanding shall not exceed $500 million less the aggregate face amount of commercial paper outstanding and (ii) the aggregate amount of all Facility B loans and competitive bid rate loans outstanding, together with the aggregate face amount of commercial paper outstanding, shall not exceed $926 million.

The Company and Subsidiary Obligors are required to repay the principal outstanding under the Credit Agreement in quarterly payments equal to percentages of the original aggregate principal amount with respect to the Facility A loans and Facility B-1 loans, and of the outstanding principal amount with respect to the Facility B loans, under the Credit Agreement, in the amount of 5% for the period commencing January 2, 1995 through and including January 2, 1999; and 7.5% on April 1, 1999 and on June 30, 1999.

The Company may prepay at any time a portion or all of the principal outstanding under the Credit Agreement. Any such optional prepayments shall be applied to the remaining installments of Facility A and Facility B loans in the order that the Company designates. The Company is required to make mandatory prepayments upon receipt of net cash sale proceeds in connection with permitted sales of assets not in the ordinary course of business. All such prepayments shall be applied until December 31, 1994 to reduce the Facility B loans outstanding; provided, however, that any amounts so repaid may be reborrowed prior to December 31, 1994. All such prepayments after December 31, 1994 shall be applied pro rata against the remaining installments of first, the Facility A loans and second, the Facility B loans. In the event of a sale of the stock or substantially all of the assets of any Subsidiary Obligor, the Facility B-1 loan of such Subsidiary Obligor shall be repaid in full; provided, however, that upon such prepayment prior to December 31, 1994, the Facility B commitment of each Facility B Bank shall be increased by an amount equal to the principal amount of such Facility B Bank's Facility B-1 loan prepaid as a result of such prepayment and such amounts may be borrowed by the Company prior to December 31, 1994. The Company is required to prepay principal outstanding under the Credit Agreement with the proceeds of certain issuances of unsecured senior debt in an amount equal to the proceeds so received, together with accrued interest to the date of such prepayment on the principal amount prepaid, with such prepayments applied against remaining installments of first, the Facility A loans and second, the Facility B loans.

The Credit Agreement contains certain covenants which, among other things, require the Company to maintain certain financial ratios and impose on the Company and its subsidiaries certain limitations on (i) the incurrence of indebtedness or the guarantee or assumption of indebtedness of another; (ii) the creation or incurrence of mortgages, pledges or security interests on the property or assets of the Company or any of its subsidiaries in order to secure debt or the sale of assets of the Company or its subsidiaries; (iii) the merger or consolidation of the Company with any person or other entity; (iv) the incurrence of capitalized leases and purchase money indebtedness; (v) the payment of cash dividends or the redemption or repurchase of any capital stock of the Company; and (vi) investments and acquisitions.

The Credit Agreement also contains certain customary events of default. The Credit Agreement also provides that it is an event of default if National Amusements, Inc. ("NAI") fails to own at least 51% of the outstanding voting stock of Viacom Inc. or Viacom Inc. fails to own at least 67% of the outstanding voting stock of the Company.

Under the restrictions contained in the Credit Agreement, the Company is prohibited from (i) paying any dividends on its stock to Viacom Inc. for the purpose of enabling Viacom Inc. to pay any dividend on its common stock, or
(ii) making any other dividend payments to Viacom Inc. (other than for certain limited specified purposes, including the satisfaction of Viacom Inc.'s obligations under the LTIP), unless its total leverage ratio is less than a specified amount.

The Company is required to pay a commitment fee based on the aggregate average daily unborrowed portion of the Facility B commitment, with any amounts outstanding under competitive bid rate loans and commercial paper being deemed unborrowed for the purpose of calculating the commitment fee. The Company also is required to pay certain agency fees to the agent. The Credit Agreement does not require compensating balances.

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


On January 4, 1993, Viacom Inc. borrowed $42.2 million from BONY pursuant to the Term Loan Agreement. The interest rate in the Term Loan Agreement is based upon BONY's prime rate or the London Interbank Offered Rate. Viacom Inc. repaid $13.9 million of debt under the Term Loan Agreement on January 15, 1994, the first scheduled maturity date. The remaining $28.3 million under the Term Loan Agreement matures on January 15, 1995.

Viacom Inc. may prepay at any time a portion or all of the principal amount outstanding under the Term Loan Agreement. Any such optional prepayments shall be applied to reduce the principal installment due January 1995 and shall include all accrued interest on the amount of principal prepaid. Viacom Inc. shall be obligated to prepay the loan in the amount of any dividends received from the Company.

The Term Loan Agreement contains certain covenants which impose certain limitations on (i) the incurrence of indebtedness and (ii) payment of cash dividends or the redemption or repurchase of any capital stock of Viacom. The Term Loan Agreement also contains certain customary events of default. The Term Loan Agreement has been amended to allow Viacom Inc. to complete the Paramount Offer and the Paramount Merger.

The indebtedness under the Credit Agreement, Loan Facility Agreement and Term Loan Agreement bear interest at floating rates, causing the Company to be sensitive to changes in prevailing interest rates. The Company enters into interest rate protection agreements with off-balance sheet risk in order to reduce its exposure to changes in interest rates on its variable rate long-term debt. These interest rate protection agreements include interest rate swaps and interest rate caps. At December 31, 1993, the Company and Viacom Inc. had interest rate protection agreements outstanding with commercial banks, with respect to $1.1 billion of indebtedness under the Credit Agreement and $42.2 million under the Term Loan Agreement. These agreements effectively change the Company's interest exposure under the Credit Agreement to a ceiling of 5.64% on the interest rate caps, and under the Term Loan Agreement to a fixed weighted average rate of 6.65% on interest rate swaps. The interest rate protection agreements are in effect for a fixed period of time. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

The Company had commercial paper outstanding of $60.9 million as of December 31, 1993.

The Company also has aggregate money market facilities of $40 million, all of which was available at December 31, 1993.

          (b) -- On March 4, 1992, the Company issued $150 million aggregate principal amount of 9.125% Senior Subordinated Notes ("9.125% Notes") due August 15, 1999. Interest is payable semiannually on February 15 and August 15, commencing August 15, 1992. The 9.125% Notes may not be redeemed prior to February 15, 1997. They are redeemable at the option of the Company, in whole or in part, during the 12 month period beginning February 15, 1997 at a redemption price of 102.607% of the principal amount, during the 12 month period beginning February 15, 1998 at 101.304% of the principal amount, and on or after February 15, 1999 at 100% of the principal amount. Any such redemption will include accrued interest to the redemption date. The 9.125% Notes are not subject to any sinking fund requirements.

          (c) -- On May 28, 1992, the Company issued $100 million aggregate principal amount of 8.75% Senior Subordinated Reset Notes ("8.75% Reset Notes") due on May 15, 2001. Interest is payable semiannually on May 15 and November 15, commencing November 15, 1992. On May 15, 1995 and May 15, 1998, unless a notice of redemption of the 8.75% Reset Notes on such date has been given by the Company, the interest rate on the 8.75% Reset Notes will, if necessary, be adjusted from the rate then in effect to a rate to be determined on the basis of market rates in effect on May 5, 1995 and on May 5, 1998, respectively, as the rate the 8.75% Reset Notes should bear in order to have a market value of 101% of principal amount immediately after the resetting of the rate. In no event will the interest rate be lower than 8.75% or higher than the average three year treasury rate (as defined in the indenture) multiplied by two. The interest rate reset on May 15, 1995 will remain in effect on the 8.75% Reset Notes through and including May 15, 1998 and the interest rate reset on May 15, 1998 will remain in effect on the 8.75% Reset Notes thereafter. The 8.75% Reset Notes are redeemable at the option of the Company, in whole but not in part, on May 15, 1995 or May 15, 1998, at a redemption price of 101% of

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


principal amount plus accrued interest to, but not including, the date of redemption. The 8.75% Reset Notes are not subject to any sinking fund requirements.

          (d) -- On September 15, 1991, the Company issued $200 million aggregate principal amount of 10.25% Senior Subordinated Notes ("10.25% Notes") due September 15, 2001. Interest is payable semiannually on March 15 and September 15, commencing March 15, 1992. The 10.25% Notes are not redeemable by the Company prior to maturity and are not subject to any sinking fund requirements.

                             _____________________

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



The extraordinary losses and related tax benefits associated with the extinguishment of certain debt of Viacom Inc. and the Company are summarized as follows:

                                             11.50%
                                     11.80%  Reset   Discount   Exchange
                                     Notes    Notes Debentures Debentures Total
                                     ------  ------ ---------- ---------- -----
                                             (Thousands of dollars)
Year ended December 31, 1993:
- ----------------------------

Extraordinary loss (a)              $14,953  $   --  $    --    $   --  $14,953
Tax benefit                           6,086      --       --        --    6,086
                                    -------  ------  -------    ------  -------
Extraordinary loss, net of tax      $ 8,867  $   --  $    --    $   --  $ 8,867
                                    =======  ======  =======    ======  =======

Year ended December 31, 1992:
- ----------------------------

Extraordinary loss (b)              $    --  $5,800  $22,600    $   --  $28,400
Tax benefit                              --   2,361    8,919        --   11,280
                                    -------  ------  -------    ------  -------
Extraordinary loss, net of tax      $    --  $3,439  $13,681    $   --  $17,120
                                    =======  ======  =======    ======  =======

Year ended December 31, 1991:
- ----------------------------

Extraordinary loss (c)              $    --  $   --  $ 3,761    $  947  $ 4,708
Tax benefit                              --      --    1,284       323    1,607
                                    -------  ------  -------    ------  -------

Extraordinary loss, net of tax      $    --  $   --  $ 2,477    $  624  $ 3,101
                                    =======  ======  =======    ======  =======

          (a) On July 15, 1993, the Company redeemed all of the $298 million principal amount outstanding of the 11.80% Senior Subordinated Notes ("11.80% Notes") at a redemption price equal to 103.37% of the principal amount plus accrued interest to July 15,1993.

          (b) On June 18, 1992, the Company redeemed all of the $356.5 million principal amount outstanding of the 14.75% Senior Subordinated Discount Debentures ("Discount Debentures") at a redemption price equal to 105% of the principal amount plus accrued interest to June 18, 1992.

On March 10, 1992, the Company redeemed all of the $193 million principal amount outstanding of its 11.50% Senior Subordinated Extendible Reset Notes ("11.50% Reset Notes") at a redemption price equal to 101% of the principal amount plus accrued interest to the redemption date.

          (c) During December 1991, the Company purchased $43 million of Discount Debentures at an average price of 107.375% of their principal amount plus accrued interest.

On August 30, 1991 and October 31, 1991, Viacom Inc. redeemed $250 million and $152 million, respectively, constituting the entire principal amount of the Exchange Debentures.

The Company borrowed the funds necessary for each of these redemptions under its bank credit facilities existing in the respective periods.

                             _____________________

NAI, Sumner M. Redstone and the Company each have purchased on the open market and may in the future continue to purchase on the open market or in privately negotiated transactions certain debt securities of the Company. During 1993, there were no purchases of debt securities made by NAI, Sumner M. Redstone or the Company. During 1992, Sumner M. Redstone purchased directly and beneficially $350,000, $605,000, $15,000 and $200,000 of 11.50% Senior

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Subordinated Extendible Reset Notes, 9.125% Senior Subordinated Notes, 10.25% Senior Subordinated Notes and 8.75% Senior Subordinated Reset Notes, respectively. During 1991, NAI and Sumner M. Redstone purchased $3,110,000 and $869,000 of 11.80% Senior Subordinated Notes, respectively. During 1991, NAI purchased $311,000 of the 11.50% Senior Subordinated Extendible Reset Notes. During December 1991, the Company purchased $43 million of Discount Debentures at an average price of 107.375% of their principal amount plus accrued interest.

Interest costs incurred, interest income and capitalized interest are summarized below:

                                      Year Ended December 31,
                                    --------------------------
                                    1993      1992       1991
                                    ----      ----       ----
                                      (Thousands of dollars)

            Interest Incurred     $154,509  $195,725   $298,591

            Interest Income       $  9,184  $  1,119   $    626

            Capitalized Interest  $    372  $    502   $    513

Scheduled maturities of long-term debt of the Company through December 31, 1998, assuming full utilization of the $1.9 billion commitment under the Credit Agreement and $300 million commitment under the Loan Facility, are $300 million
(1994), $380 million (1995), $380 million (1996), $380 million (1997) and $380 million (1998). Scheduled maturities of debt of Viacom Inc. under the Term Loan Agreement are $13.9 million (repaid on January 15, 1994) and $28.3 million
(1995). (See Note 2 regarding Paramount Merger financing and scheduled maturity of debt.)


5) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's carrying value of the financial instruments approximates fair value, except for differences with respect to the senior subordinated debt and certain differences related to other financial instruments which are not significant. The carrying value of the senior subordinated debt is $450 million and the fair value, which is estimated based on quoted market prices, is $486 million.


6) SHAREHOLDERS' EQUITY

On October 22, 1993, Blockbuster purchased 24 million shares of cumulative convertible preferred stock, par value $.01 per share, of Viacom Inc. ("Series A Preferred Stock") for $600 million. On November 19, 1993, NYNEX Corporation ("NYNEX") purchased 24 million shares of cumulative convertible preferred stock, par value $.01 per share, of Viacom Inc. ("Series B Preferred Stock," collectively with the Series A Preferred Stock, "Preferred Stock") for $1.2 billion. Series A Preferred Stock and Series B Preferred Stock have liquidation preferences of $25 per share and $50 per share, respectively. The Preferred Stock has an annual dividend rate of 5%, is convertible into shares of Viacom Class B Common Stock at a conversion price of $70 and does not have voting rights other than those required by law. The Preferred Stock is redeemable by Viacom Inc. at declining premiums after five years. The Preferred Stock purchased by Blockbuster will be canceled upon consummation of the Blockbuster Merger.

On August 30, 1991, Viacom Inc. issued 2,210,884 shares of Viacom Class B Common Stock to an affiliate of Mirror Group Newspapers in exchange for the remaining 50.01% interest in MTV EUROPE (See Note 3). On September 17, 1991, all such shares of B Common Stock were sold by Mirror Group Newspapers in an underwritten public offering.

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


On June 11, 1991, Viacom Inc. completed the sale of 10,781,600 shares of Viacom
Class    B Common Stock in a registered public offering and the private placement of an additional 500,000 shares of Viacom Class B Common Stock with NAI. Viacom Inc. realized proceeds, net of underwriting discounts and other related expenses, of approximately $317.7 million from the sale and private placement.

NAI holds approximately 76.3% and the public holds approximately 23.7% of outstanding Viacom Inc. Common Stock as of December 31, 1993. NAI's percentage of ownership consists of 85.2% of the outstanding Viacom Class A Common Stock and 69.1% of the outstanding Viacom Class B Common Stock, as of December 31, 1993. Pursuant to a purchase program initiated in August 1987, NAI announced its intention to buy, from time to time, up to an additional 3,000,000 shares of Viacom Class A Common Stock and 2,423,700 shares of Viacom Class B Common Stock. As of December 31, 1993, NAI had acquired an aggregate of 3,374,300 shares of Common Stock, consisting of 1,466,200 shares of Viacom Class A Common Stock and 1,908,100 shares of Viacom Class B Common Stock, pursuant to this buying program. On August 20, 1993, NAI ceased making purchases of Common Stock.

Under the restrictions contained in the Credit Agreement, the Company is prohibited from (i) paying any dividends on its stock to Viacom Inc. for the purpose of enabling Viacom Inc. to pay any dividend on its common stock, or
(ii) making any other dividend payments to Viacom Inc. (other than for certain limited specified purposes), unless its total leverage ratio is less than a specified amount.

Long-Term Incentive Plans - The purpose of the Long-Term Incentive Plans (the "Plans"), which consist of the Long-Term Incentive Plan ("LTIP") and the Long-Term Management Incentive Plan ("LTMIP"), is to benefit and advance the interests of Viacom Inc. by rewarding certain key employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future. The Plans provide for grants of equity-based interests pursuant to awards of phantom shares, stock options, stock appreciation rights, restricted shares or other equity-based interests ("Awards"), and for subsequent payments of cash with respect to phantom shares or stock appreciation rights based, subject to certain limits, on their appreciation in value over stated periods of time.

During December 1992, a significant portion of the liability associated with the LTIP was satisfied through the cash payment of $68.6 million and the issuance of 177,897 shares of Viacom Class B Common Stock valued at $6.9 million.

The LTMIP provides that an aggregate of 7,000,000 Awards may be granted over five years. As of December 31, 1993, there were 1,994,020 Awards available for future grant, and 4,616,155 Awards outstanding consisting of phantom shares for 643,098 shares of common stock at an average grant price of $29 and vesting over three years from the date of grant, and stock options for 3,973,057 shares of common stock with exercise prices ranging from $20.75 to $55.25 and vesting over four years from the date of grant. The stock options expire 10 years after the date of grant.

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


A summary of stock option activity follows:

                                        Number of        Option
                                        Shares         Price range
                                        -------        -----------


Balance at December 31, 1991          3,148,357       $20.75 to $29.375
  Granted                               643,740        31.875
  Exercised                             (45,291)       20.75 to  29.00
  Canceled                             (189,215)       20.75 to  29.375
                                      ---------
Balance at December 31, 1992          3,557,591        20.75 to  31.875
  Granted                               856,990        43.25 to  55.25
  Exercised                            (346,378)       20.75 to  31.875
  Canceled                              (95,146)       20.75 to  55.25
                                      ---------
Balance at December 31, 1993          3,973,057       $20.75 to  $55.25
                                      =========

Available for future grant:
  December 31, 1993                   1,994,020
  December 31, 1992                   2,752,854
Exercisable:
  December 31, 1993                   1,448,570
  December 31, 1992                     775,040


Viacom Inc. has reserved 224,410 shares of Viacom Class A Common Stock and 29,462,933 shares of Viacom Class B Common Stock, principally for exercise of stock options and the conversion of the Preferred Stock.


7) INCOME TAXES

The provision for income taxes shown below for the years ended December 31, 1993, 1992 and 1991 represents federal, state and foreign income taxes on earnings before income taxes. The tax benefits relating to losses accounted for under the equity method of accounting, which are shown net of tax on the Company's statement of operations, are $.6 million (1993), $2.2 million (1992) and $6.4 million (1991). See Note 4 for tax benefits relating to the Extraordinary Losses.

During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") on a prospective basis and recognized an increase to earnings of $10.3 million in 1993 as the cumulative effect of a change in accounting principle. SFAS 109 mandates the liability method for computing deferred income taxes.

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Earnings before income taxes are attributable to the following jurisdictions:

                                       Year Ended December 31,
                                    ------------------------------
                                    1993         1991         1992
                                    ----         ----         ----
                                         (Thousands of dollars)

          United States         $267,804       $138,215     $ (2,716)
          Foreign                 34,012         17,364       10,963
                                --------       --------     --------

          Total                 $301,816       $155,579     $  8,247
                                ========       ========     ========


Components of the provision for income taxes on earnings before income taxes are as follows:

                                      Year Ended December 31,
                                    ----------------------------
                                    1993         1992     1991
                                    ----         ----     ----
                                       (Thousands of dollars)
          Current:
            Federal             $89,484      $47,347      $29,039
            State and local      10,357       17,851       16,618
            Foreign               5,610        4,582        5,159
                               --------      -------      -------
                                105,451       69,780       50,816

          Deferred               24,364       15,068       (8,756)
                                --------     -------      -------

                                $129,815     $84,848      $42,060
                                ========     =======      =======

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


A reconciliation of the U.S. Federal statutory tax rate to the Company's effective tax rate on earnings before income taxes is as follows:


                                        Year Ended December 31,
                                        -----------------------
                                        1993      1992     1991
                                        ----      ----     ----

Statutory U.S. tax rate                 35.0%     34.0%    34.0%
State and local taxes, net
  of federal tax benefit                 5.7       4.7      10.8
Foreign taxes, net of federal
  tax benefit                             .5       1.9      41.3
Amortization of intangibles              7.1      18.2     405.3
Divestiture gain - nontaxable portion   (3.2)     --        --
Property and equipment basis
  difference                            --         7.2     150.0
Other purchase accounting
  adjustments                           --        --       (46.8)
Alternative minimum tax                           --       (88.7)
Income tax reserve adjustment           (5.0)    (12.9)     --
Effect of changes in statutory rate       .5      --        --
Other, net                               2.4       1.4        4.2
                                       -----     -----    -------

  Effective tax rate                    43.0%     54.5%     510.1%
                                        =====     =====     ======


The annual effective tax rate of 43% for 1993 and 54.5% for 1992 includes a reduction of certain prior year tax reserves in the amount of $22 million and $20 million, respectively. The reduction is based on management's view concerning the outcome of several tax issues based upon the progress of federal, state and local audits.

As of December 31, 1993, after having given effect to SFAS 109, the Company had total non-current deferred net tax liabilities of $85.2 million and current deferred net tax assets of $16.3 million. The deferred net tax assets are deemed to be fully realizable and therefore no valuation allowance has been established. At December 31, 1993, the Company had no net operating loss or investment tax credit carryovers.

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The following is a summary of the deferred tax accounts in accordance with SFAS 109 for the year ended December 31, 1993.

                                                   (Thousands of dollars)

Current deferred tax assets and (liabilities):
Differences between book and tax recognition of
      revenue                                             $  17,826
Differences between book and tax expense for
     program costs                                           (4,127)
Other differences between tax and financial
     statement values                                         2,591
                                                           --------
   Gross current deferred net tax assets                     16,290
                                                           --------

Noncurrent deferred tax assets and (liabilities):
Tax depreciation in excess of book depreciation             (69,118)
Reserves in excess of tax expense                            39,336
Tax amortization in excess of book amortization             (32,985)
Differences between book and tax expense for program
  costs                                                     (18,442)
Differences between book and tax recognition of
  revenue                                                    (3,505)
Other differences between tax and financial
  statement values                                             (497)
                                                         ----------


   Gross noncurrent deferred net tax liabilities            (85,211)
                                                         ----------
   Total net deferred tax liabilities                    $  (68,921)
                                                         ==========


The following table identifies the deferred tax items which were part of the Company's tax provision under previously applicable accounting principles for the years ended December 31, 1992 and 1991:

                                             Year Ended December 31,
                                             -----------------------
                                               1992          1991
                                               ----          ----
                                              (Thousands of dollars)

          Deferred compensation              $22,682        $(3,044)
          Depreciation                         7,594          4,320
          Syndication advance payments         4,118           (771)
          Alternative minimum tax                  -         (7,821)
          Litigation accrual                 (13,324)             -
          Sale of cable system                (6,850)             -
          Other, net                             848         (1,440)
                                             -------         ------

                                             $15,068        $(8,756)
                                             =======        ========

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


There are no significant temporary differences relating to foreign undistributed earnings or investments in foreign subsidiaries for 1993, 1992 or 1991. Thus, no related deferred taxes have been recorded by the Company for these years.

Viacom Inc. and its subsidiaries file a consolidated federal income tax return and have done so since the period commencing June 11, 1991, the date on which NAI's percentage of ownership of Viacom Inc. was reduced to less than 80%. Prior to such date, Viacom Inc. and the Company filed a consolidated federal income tax return with NAI, and also participated in a tax-sharing agreement with NAI with respect to federal income taxes. The tax-sharing agreement obligated Viacom Inc. and the Company to make payment to NAI to the extent they would have paid federal income taxes on a separate company basis, and entitled them to receive a payment from NAI to the extent losses and credits reduced NAI's federal income taxes.


8) PENSION PLANS, OTHER POSTRETIREMENT BENEFITS AND

POSTEMPLOYMENT BENEFITS

The Company and certain of its subsidiaries have non-contributory pension plans covering substantially all employees. The benefits for these plans are based primarily on an employee's years of service and pay near retirement. All employees are vested in the plans after five years of service. The Company's policy for all pension plans is to fund amounts in accordance with the Employee Retirement Income and Security Act of 1974. Plan assets consist principally of common stocks, marketable bonds and United States government securities.

Net periodic pension cost for the periods indicated included the following components:

                                                Year Ended December 31,
                                                ----------------------
                                                1993      1992    1991
                                                ----      ----    ----
                                                  (Thousands of dollars)
Service cost - benefits earned during
  the period                                    $5,442   $4,581   $3,919
Interest cost on projected benefit
  obligation                                     4,106    3,300    2,761
Return on plan assets:
  Actual                                        (1,777)  (1,421)  (4,434)
  Deferred (gain) loss                          (1,134)    (752)   2,952
Unrecognized prior service cost                    480      454      450
                                              --------  -------  -------
Net pension cost                                $7,117   $6,162   $5,648
                                                ======   ======   ======

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



The funded status of the pension plans for the periods indicated is as follows:

                                                     Year Ended December 31,
                                                     -----------------------
                                                       1993          1992
                                                       ----          ----
                                                     (Thousands of dollars)
Actuarial present value of benefit obligations:
Accumulated benefit obligation:
  Vested                                             $34,440       $ 24,095
  Non-vested                                           3,177          1,740
                                                   ---------       --------
Total                                                $37,617       $ 25,835
                                                     =======       ========

Projected benefit obligation                         $58,845       $ 43,626
Plan assets at fair value                             32,649         28,282
                                                   ---------       --------
Plan assets less than the
  projected benefit obligation                       (26,196)       (15,344)

Unrecognized loss during the year                      8,104            476
Unrecognized prior service cost                        3,743          4,384
Adjustment to recognize minimum liability               (576)          (768)
                                                   ---------       --------
Pension liability at year end                       $(14,925)      $(11,252)
                                                   =========       ========


For purposes of valuing the 1993 and 1992 projected benefit obligation, the discount rate was 7.5% (1993) and 8.25% (1992) and the rate of increase in future compensation was 6% for each of the years. For determining the pension expense for each of the years, the long-term rate of return on plan assets was 9%.

In 1992, the FASB issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting For Postemployment Benefits" ("SFAS 112") which the Company will be required to adopt in 1994. SFAS 112 requires that postemployment benefits be accounted for under the accrual method versus the currently used pay-as-you-go method. The Company is evaluating the impact of SFAS 112 and it is not expected that SFAS 112 will have a significant effect on the Company's consolidated financial position or results of operations.


9) RELATED PARTY TRANSACTIONS

The Company, through the normal course of business, is involved in transactions with affiliated companies. The Company sold programming to affiliates amounting to $5.5 million (1993), $3.3 million (1992) and $.9 million (1991) and paid subscriber fees of $6.1 million (1993), $5.4 million (1992) and $2.0 million (1991). In addition, rent and other expenses of $5.8 million, $4.7 million and $4.0 million were charged to affiliated companies during 1993, 1992 and 1991, respectively. Related party accounts receivable and accounts payable were immaterial for each period.

The Company received approximately $.9 million (1993) and $1.3 million (1992) under its tax-sharing agreement with NAI and paid approximately $.9 million
(1991).

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



10) COMMITMENTS AND CONTINGENCIES

The Company has long-term noncancellable lease commitments for office space and equipment, transponders, studio facilities and vehicles.

At December 31, 1993, minimum rental payments under noncancellable leases are as follows:

                                             Operating    Capital
                                              Leases      Leases
                                              ------      ------
                                            (Thousands of dollars)
          1994                              $ 59,746    $ 9,632
          1995                                58,946     10,660
          1996                                56,795     11,689
          1997                                53,125     12,717
          1998                                55,373     13,746
          1999 and thereafter                390,181     38,764
                                            --------    -------
          Total minimum lease payments      $674,166     97,208
                                            ========
          Less amounts representing
            interest                                     34,121
                                                        -------
          Present value of net minimum
            payments                                    $63,087
                                                        =======

Future minimum capital lease payments and operating lease payments have not been reduced by future minimum sublease rentals of $26.0 million and $.5 million, respectively. Rent expense amounted to $74.2 million (1993), $67.9 million (1992) and $64.6 million (1991).

Capital leases represent the financing of transponders of $67.0 million (1993) and $26.2 million (1992), net of accumulated amortization of $7.8 million
(1993) and $3.0 million (1992).

The commitments of the Company for program license fees which are not reflected in the balance sheet as of December 31, 1993, which are estimated to aggregate approximately $1.9 billion, principally reflect commitments under SNI's exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable within the next seven years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

During July 1991, the Company received reassessments from 10 California counties of its Cable Division's real and personal property, related to the June 1987 acquisition by NAI, which could result in substantially higher California property tax liabilities. The Company is appealing the reassessments and believes that the reassessments as issued are unreasonable and unsupportable under California law. The Company believes that the final resolution of this matter will not have a material effect on its consolidated financial position or results of operations.

There are various lawsuits and claims pending against the Company. Management believes that any ultimate liability resulting from those actions or claims will not have a material adverse effect on the Company's financial position or results of operations (See Note 14).

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


11) FOREIGN OPERATIONS

The consolidated financial statements include the following amounts applicable to foreign subsidiaries:

                                             Year Ended December 31,
                                          -----------------------------
                                          1993        1992         1991
                                          ----        ----         ----
                                              (Thousands of dollars)

Revenues                                $ 122,200   $68,193      $31,786
Earnings before income taxes            $  34,012   $17,364      $10,963
Net earnings                            $  33,747   $16,384      $ 9,294
Current assets                          $  54,190   $47,769      $38,452
Total assets                            $ 115,744   $73,817      $40,422
Total liabilities                       $  68,728   $57,441      $30,897


Total export revenues were $25.2 million (1993), $34.9 million (1992) and $26.7 million (1991).

Foreign currency transaction gains and losses were immaterial in each period presented.

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


12) BUSINESS SEGMENTS

                                              Year Ended December 31,
                                           -----------------------------
                                           1993       1992          1991
                                           ----       ----          ----
                                              (Thousands of dollars)
Revenues:
Networks                                $1,221,200  $1,058,831  $  922,157
Entertainment                              209,110     248,335     273,488
Cable Television                           415,953     411,087     378,026
Broadcasting                               181,778     168,847     159,182
Intercompany elimination                   (23,092)    (22,417)    (21,291)
                                        ----------  ----------  ----------

Total revenues                          $2,004,949  $1,864,683  $1,711,562
                                        ==========  ==========  ==========

Earnings from operations:
Networks                                $  272,087  $  205,576  $  172,296
Entertainment                               32,480      59,662      73,214
Cable Television                           110,176     122,037     103,954
Broadcasting                                42,293      31,956      27,734
Corporate                                  (72,041)    (71,304)    (64,964)
                                        ----------  ----------  ----------
Total earnings from
  operations                            $  384,995  $  347,927  $  312,234
                                        ==========  ==========  ==========

Depreciation and amortization:
Networks                                $   44,747  $   41,754  $   30,123
Entertainment                                9,549       6,792       7,160
Cable Television                            71,520      68,505      66,604
Broadcasting                                23,475      24,509      27,062
Corporate                                    3,766       3,242       1,915
                                        ----------  ----------  ----------
Total depreciation and amortization     $  153,057  $  144,802  $  132,864
                                        ==========  ==========  ==========

Identifiable assets at year end:
Networks                                $1,794,418  $1,604,504  $1,453,643
Entertainment                              845,620     829,607     855,357
Cable Television                           963,047     972,066     979,668
Broadcasting                               744,208     722,023     742,650
Corporate                                2,069,575     188,894     157,060
                                        ----------  ----------  ----------

Total identifiable assets at year end   $6,416,868  $4,317,094  $4,188,378
                                        ==========  ==========  ==========

Capital expenditures:
Networks                                $   35,786  $   26,076  $    6,170
Entertainment                                4,933       7,102         916
Cable Television                            79,482      54,596      44,967
Broadcasting                                 4,886       5,102       3,101
Corporate                                    9,924      17,346       2,275
                                        ----------  ----------  ----------
Total capital expenditures              $  135,011  $  110,222  $   57,429
                                        ==========  ==========  ==========

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


13) QUARTERLY FINANCIAL DATA (unaudited):

Summarized quarterly financial data for 1993 and 1992 appears below:

                             First    Second     Third    Fourth
                            Quarter   Quarter   Quarter   Quarter   Total Year
                            -------   -------   -------   -------   ----------
                             (Thousands of dollars, except per share amounts)
1993
- ----
Revenues                   $470,650  $495,799  $508,122  $530,378   $2,004,949
Earnings from operations   $ 90,182  $106,562  $110,153  $ 78,098   $  384,995
Earnings before
 extraordinary losses
 and cumulative effect
 of changes in
 accounting principle (1)  $ 70,626  $ 41,628  $ 30,901  $ 26,326   $  169,481
Net earnings               $ 80,964  $ 41,628  $ 22,034  $ 26,326   $  170,952
Net earnings
 attributable to
 common stock (2)          $ 80,964  $ 41,628  $ 22,034  $ 13,576   $  158,202
Net earnings per
 common share:
  Earnings before
   extraordinary losses
   and cumulative effect
   of changes in
   accounting principle    $    .59  $    .35  $    .25  $    .11   $     1.30
 Net earnings              $    .67  $    .35  $    .18  $    .11   $     1.31
Average number of
  common shares             120,479   120,517   120,645   120,782      120,607

1992
- ----
Revenues                   $430,568  $451,053  $471,498  $511,564   $1,864,683
Earnings from
 operations (3)            $ 83,399  $ 96,873  $100,010  $ 67,645   $  347,927
Earnings (loss) before
 extraordinary losses (4)  $ 10,527  $ (1,145) $ 45,049  $ 11,654   $   66,085
Net earnings (loss)        $  7,088  $(14,826) $ 45,049  $ 11,654   $   48,965
Net earnings (loss)
 per common share:
  Earnings (loss) before
  extraordinary losses     $    .09  $   (.01) $    .37  $    .10   $      .55
 Net earnings (loss)       $    .06  $   (.12) $    .37  $    .10   $      .41
Average number of
 common shares              120,228    120,229  120,230   120,250      120,235


(1) The first quarter of 1993 reflects a pre-tax gain of $55 million related to the sale of the stock of Viacom Cablevision of Wisconsin Inc. (See Note
     14).

(2) The fourth quarter of 1993 reflects Preferred Stock dividends of $12.8 million (See Note 6).

(3) The third quarter of 1992 reflects a reversal of compensation expense associated with the Long-Term Incentive Plans. The fourth quarter of 1992 reflects a significant expense associated with the Long-Term Incentive Plans. The fluctuations in compensation expense associated with the Long-Term Incentive Plans for the third and fourth quarter of 1992 resulted primarily from the fluctuations in market value of Viacom Inc.'s Common Stock (See Note 6).

(4) The second quarter of 1992 reflects the reserve for litigation of $33 million related to a summary judgment against the Company in a dispute with CBS Inc. The third quarter of 1992 reflects a gain of $35 million related to certain aspects of the settlement of the Time Warner antitrust lawsuit (See Note 14).

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



14) OTHER ITEMS, NET

As part of the settlement of the Time Warner antitrust lawsuit, the Company sold all the stock of Viacom Cablevision of Wisconsin, Inc. to Warner Communications Inc. ("Warner"). This transaction was effective on January 1, 1993. As consideration for the stock, Warner paid the sum of $46 million plus repayment of debt under the Credit Agreement in the amount of $49 million, resulting in a pre-tax gain of approximately $55 million reflected in "Other items, net." Also reflected in this line item is the net gain on the sale of a portion of an investment held at cost and adjustments to previously established non-operating litigation reserves, and other items.

"Other items, net" reflects a gain of $35 million recorded in the third quarter of 1992; this gain represents payments received in the third quarter relating to certain aspects of the settlement of the Time Warner antitrust lawsuit, net of the Company's 1992 legal expenses related to this lawsuit.

"Other items, net" also reflects a reserve for litigation of $33 million during the second quarter of 1992 related to a summary judgment against Viacom in a dispute with CBS Inc. arising under the 1970 agreement associated with the spin-off of Viacom International Inc. by CBS Inc. On July 30, 1993, the Company settled all disputes arising under the above litigation.

In September 1991, the Company recorded a reserve for its investment in a start-up joint venture. On August 16, 1991, the Company sold 129,837 shares of Turner Broadcasting System, Inc. Class B Common Stock for approximately $1.9 million. These transactions resulted in a pre-tax loss of approximately $6.5 million, which is reflected in "Other items, net."

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



15) SUPPLEMENTAL CASH FLOW INFORMATION

                                                   Year Ended December 31,
                                                  ------------------------
                                                  1993      1992      1991
                                                  ----     -----      ----
                                                   (Thousands of dollars)
Cash payments for interest net of               $167,383  $194,879  $233,904
  amounts capitalized
Cash payments for income taxes                    32,675    50,738    24,539
Cash received for income taxes                     1,074     1,470     3,301

Supplemental schedule of non-cash financing
  and investing activities:
 B Common stock issued as
  satisfaction for LTIP liability                     --     6,894        --
 Equipment acquired under capitalized leases      44,381    26,192        --
 B Common Stock issued to acquire the remaining
  50.01% interest in MTV EUROPE                       --        --    65,000

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

             VIACOM INC. AND VIACOM INTERNATIONAL INC. AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


          The following consolidated financial statements and schedules of the registrant and its subsidiaries are submitted herewith as part of this report:


                                                                  Reference
                                                                  (Page/s)
                                                                  --------

          1. Report of Independent Accountants..................    II-32

          2. Management's Statement of Responsibility for
             Financial Reporting................................    II-33

          3. Consolidated Statements of Operations for the years
              ended December 31, 1993, 1992, and 1991...........    II-34

          4. Consolidated Balance Sheets as of December 31, 1993
             and 1992........................................... II-35-II-36

          5. Consolidated Statements of Cash Flows for the years
               ended December 31, 1993, 1992 and 1991...........    II-37

          6. Consolidated Statements of Shareholders' Equity for
             the years ended December 31, 1993, 1992 and 1991...    II-38

          7. Notes to Consolidated Financial Statements......... II-39-II-62

          Report of Independent Accountants on Financial
          Statement Schedules...................................     F-2

          Financial Statement Schedules:

                   II.  Amounts receivable from related parties.     F-3

               VIII. Valuation and qualifying accounts..........     F-4

                 IX. Short-term borrowings......................     F-5

                  X. Supplementary statement of operations
                     information................................     F-6


          All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

          REPORT OF INDEPENDENT ACCOUNTANTS
          ---------------------------------


          To the Boards of Directors and
          Shareholders of Viacom Inc. and
          Viacom International Inc.


          Our audits of the consolidated financial statements referred to in our report dated February 4, 1994, except as to Note 2, which is as of March 11, 1994, appearing on page II-32 of this annual report on Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






          PRICE WATERHOUSE


          1177 Avenue of the Americas
          New York, New York   10036
          February 4, 1994

         VIACOM INC. AND VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
           SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES


                          (Thousands of Dollars)


          Col. A                Col. B       Col. C               Col. D                Col. E
          ------                ------       ------               ------                ------
                                                                                   Balance at End of
                                                                 Deductions             Period
                                                       --------------------------  -----------------
                               Balance at                         Amounts
                              Beginning of              Amounts   Written                      Non-
      Name of Debtor             Period     Additions  Collected    Off     Other   Current  Current
      --------------          -----------   ---------  ---------  -------   -----   -------  -------
Year ended December 31, 1993:
  National Amusements, Inc.        --       $  855     $  855        --      --       --       --

Year Ended December 31, 1992:
  National Amusements, Inc.        --       $1,307     $1,307        --      --       --       --

Year Ended December 31, 1991:
  National Amusements, Inc.        --       $2,885     $2,885        --      --       --       --


              VIACOM INC. AND VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


                               (Thousands of Dollars)





          Col. A                Col. B              Col. C              Col. D         Col. E
          ------                ------      -----------------------  -------------     ------
                               Balance at   Charged to  Charged to                   Balance at
                              Beginning of  Costs and     Other                        End of
      Description                Period      Expenses   Accounts(A)  Deductions(B)     Period
      -----------             -----------   ---------   -----------  -------------   ----------
   Allowance for
   doubtful accounts:

    Year ended December         $25,779      $16,733      $3,459         $12,082      $33,889
      31, 1993

    Year ended December         $28,603      $ 9,355      $ (155)        $12,024      $25,779
      31, 1992

    Year ended December         $23,593      $15,855      $1,933(C)      $12,778      $28,603
      31, 1991





   Notes:
   -----

   (A) Charged (credited) to the balance sheet account "Owners' share of distribution revenue."
   (B)  Includes amounts written off, net of recoveries.
   (C) Includes the allowance for doubtful accounts of MTV EUROPE, previously accounted for under the equity method, of $689 thousand


             VIACOM INC. AND VIACOM INTERNATIONAL INC. AND SUBSIDIARIES

                        SCHEDULE IX - SHORT-TERM BORROWINGS


                               (Thousands of Dollars)



          Col. A                 Col. B       Col. C       Col. D       Col. E        Col. F
          ------                 ------       ------       ------       ------        ------
                                                          Maximum      Average        Weighted
                                             Weighted      Amount       Amount        Average
                                Balance at   Average     Outstanding  Outstanding  Interest Rate
Category of Aggregate          Beginning of  Interest    During the   During the    During the
Short-term Borrowings             Period       Rate        Period      Period(A)     Period(A)
- ---------------------          -----------   --------    ----------   -----------  -------------
Year ended December 31, 1993
  Money Market                  $      --       --       $  23,000     $    305        3.68%
  Commercial Paper              $  60,879     3.68%      $ 174,257     $122,744        3.64%

Year ended December 31, 1992:
  Money Market                  $      --       --       $   6,000     $  1,684        4.66%
  Commercial Paper              $   9,984     3.83%      $ 144,638     $ 74,214        4.51%

Year ended December 31, 1991:
   Money Market                 $      --       --       $  20,000     $  1,293        6.28%
   Commercial Paper             $  73,425     5.51%      $ 188,975     $108,985        6.58%





   NOTE:
   ----

   (A)  Calculated on a monthly basis.



             VIACOM INC. AND VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
           SCHEDULE X - SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION

                               (Thousands of Dollars)


                         Col. A                         Col. B
                         ------             -----------------------------
                                            Charged to Costs and Expenses
                                            -----------------------------
                                                Year Ended December 31,
                                            -----------------------------
                                              1993      1992      1991
                                              ----      ----      ----

                          ITEM

          Maintenance and repairs             $21,104  $25,649  $20,145
          Advertising costs                   $79,827  $51,124  $68,858
          Amortization                        $60,278  $63,256  $62,795
          Taxes, other than payroll and       $30,362  $21,000  $19,805
            income taxes





          NOTE:
          ----
          Items not presented above are less than 1% of revenues or are presented elsewhere in the consolidated financial statements.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

    The information contained in the Viacom Inc. Definitive Proxy
Statement under the caption "Information Concerning Directors and Nominees" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information contained in the Viacom Inc. Definitive Proxy
Statement under the captions "Directors' Compensation" and "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

    The information contained in the Viacom Inc. Definitive Proxy
Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information contained in the Viacom Inc. Definitive Proxy
Statement under the caption "Related Transactions" is incorporated herein by reference.






























                                III - 1

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K.

    (a) and (d) Financial Statements and Schedules (see
                Index on Page F-1)

    (b)         Reports on Form 8-K

                Current Reports on Form 8-K of Viacom Inc. and Viacom International Inc. with a report date of October 5, 1993 relating to the agreement dated as of October 4, 1993 between Viacom Inc. and NYNEX Corporation ("NYNEX") pursuant to which NYNEX subscribed for and agreed to purchase from Viacom Inc. 24 million shares of newly issued Series B Cumulative Convertible Preferred Stock of Viacom Inc. for an aggregate purchase price of $1.2 billion.

                Current Reports on Form 8-K of Viacom Inc. and Viacom International Inc. with a report date of October 27, 1993 relating to the completion of the issuance and sale to Blockbuster Entertainment Corporation ("Blockbuster") by Viacom Inc. of 24 million shares of new issued Series A Cumulative Convertible Preferred Stock and the election of
                H. Wayne Huizenga, Chairman and Chief Executive Officer of Blockbuster, as a director of Viacom Inc. and Viacom International Inc.

                Current Reports on Form 8-K of Viacom Inc. and Viacom International Inc. with a report date of November 19, 1993 relating to the completion of the issuance and sale to NYNEX Corporation ("NYNEX") of 24 million shares of newly issued Series B Cumulative Convertible Preferred Stock for an aggregate purchase price of $1.2 billion and the election of William C. Ferguson, Chairman and Chief Executive Officer of NYNEX, as a director of Viacom Inc. and Viacom International Inc.

    (c)         Exhibits (see index on Page E-1)

                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, Viacom Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            VIACOM INC.

                            By /s/Frank J. Biondi, Jr.
                               ---------------------------------
                                 Frank J. Biondi, Jr., President,
                                 Chief Executive Officer

                            By /s/George S. Smith, Jr.
                               ---------------------------------
                                 George S. Smith, Jr., Senior Vice
                                 President, Chief Financial Officer

                            By /s/Kevin C. Lavan
                               ---------------------------------
                                 Kevin C. Lavan, Vice President,
                                 Controller, Chief Accounting Officer
Date: March 31, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

              By               *                   March 31, 1994
                 --------------------------------
                  George S. Abrams, Director

              By /s/Frank J. Biondi, Jr.           March 31, 1994
                 --------------------------------
                  Frank J. Biondi, Jr., Director

              By /s/Philippe P. Dauman             March 31, 1994
                 --------------------------------
                  Philippe P. Dauman, Director

              By               *                   March 31, 1994
                 --------------------------------
                  William C. Ferguson, Director

              By               *                   March 31, 1994
                 --------------------------------
                  H. Wayne Huizenga, Director

              By               *                   March 31, 1994
                 --------------------------------
                  Ken Miller, Director

              By               *                   March 31, 1994
                 --------------------------------
                  Brent D. Redstone, Director

              By               *                   March 31, 1994
                 --------------------------------
                  Sumner M. Redstone, Director

              By               *                   March 31, 1994
                 --------------------------------
                  Frederic V. Salerno, Director

              By               *                   March 31, 1994
                 --------------------------------
                  William Schwartz, Director

            * By /s/Philippe P. Dauman             March 31, 1994
                 --------------------------------
                  Philippe P. Dauman
                  Attorney-in-Fact
                  for the Directors

                      VIACOM INC. AND SUBSIDIARIES
                           INDEX TO EXHIBITS
                               ITEM 14(C)

EXHIBIT NO.       DESCRIPTION OF DOCUMENT                PAGE NO.
- -----------------------------------------------------------------

   (2)    Plan of Acquisition

      (a) Certificate of Ownership and Merger of Viacom
          International Inc. into Arsenal Holdings II,
          Inc. as filed with the Office of Secretary of State of Delaware and effective on April 26, 1990 (incorporated by reference to
          Exhibit 2(1) to the Current Report on Form 8-K of Viacom International Inc. with a report date of April 26, 1990) (File No. 1-9554).

      (b) Certificate and Agreement of Merger of Viacom
          International Inc. into Arsenal Holdings II,
          Inc. filed with the Office of the Secretary of State of Ohio and effective April 26, 1990
          (incorporated by reference to Exhibit 2(2) to the Current Report on Form 8-K of Viacom
          International Inc. with a report date of April 26, 1990) (File No. 1-9554).

      (c) Agreement and Plan of Merger dated as of January 7, 1994 between Viacom Inc. and
          Blockbuster Entertainment Corporation
          (incorporated by reference to Exhibit 99(c)(9) to Viacom Inc. Schedule 14D-1 Tender Offer
          Statement (Amendment No. 20) dated January 7,
          1994).

      (d) Voting Agreement dated as of January 7, 1994 between National Amusements, Inc. and
          Blockbuster Entertainment Corporation (filed herewith).

      (e) Amended and Restated Stockholders Stock Option
          Agreement dated as of January 7, 1994 among Viacom Inc. and each person listed on the signature pages thereto (filed herewith).

      (f) Amended and Restated Proxy Agreement dated as of January 7, 1994 among Viacom Inc. and each person listed on the signature pages thereto
          (filed herewith).

      (g) Voting Agreement dated as of January 21, 1994 between National Amusements, Inc. and
          Paramount Communications Inc. (incorporated by reference to Exhibit 99(a)(66) to Viacom Inc.
          Schedule 14D-1 Tender Offer Statement
          (Amendment No. 29) dated January 24, 1994).

      (h) Amended and Restated Agreement and Plan of
          Merger dated as of February 4, 1994 between Viacom Inc. and Paramount Communications Inc.
          (incorporated by reference to Exhibit
          99(a)(92) to Viacom Inc. Schedule 14D-1 Tender
          Offer Statement (Amendment No. 38) dated
          February 7, 1994).

EXHIBIT NO.       DESCRIPTION OF DOCUMENT                PAGE NO.
- -----------------------------------------------------------------

   (3)    Articles of Incorporation and By-laws

      (a) Restated Certificate of Incorporation of
          Viacom Inc. (incorporated by reference to Exhibit 3(a) to the Annual Reports on Form 10-
          K of Viacom Inc. and Viacom International Inc.
          for the fiscal year ended December 31, 1992, as amended by Form 10-K/A Amendment No. 1 dated November 29, 1993 and as further amended by Form 10-K/A Amendment No. 2 dated December
          9, 1993) (File Nos. 1-9553/1-9554).

      (b) Certificate of the Designations, Powers,
          Preferences and Relative, Participating or other Rights, and the Qualifications,
          Limitations or Restrictions thereof, of Series
          A Cumulative Convertible Preferred Stock
          ($0.01 par value) of Viacom Inc. (incorporated by reference to Exhibit 4.1 to the Quarterly
          Reports on Form 10-Q of Viacom Inc. and Viacom
          International Inc. for the quarter ended
          September 30, 1993) (File Nos. 1-9553/1-9554).

      (c) Certificate of the Designations, Powers,
          Preferences and Relative, Participating or other Rights, and the Qualifications,
          Limitations or Restrictions thereof, of Series
          B Cumulative Convertible Preferred Stock
          ($0.01 par value) of Viacom Inc. (filed
          herewith).

      (d) By-laws of Viacom Inc. (incorporated by reference to Exhibit 3.3 to the Registration
          Statement on Form S-4 filed by Viacom Inc.)
          (File No. 33-13812).

      (e) Certificate of Incorporation of Viacom
          International Inc. (formerly Arsenal Holdings
          II, Inc.) (incorporated by reference to
          Exhibit 3(e) to the Annual Reports on Form 10-
          K of Viacom Inc. and Viacom International Inc.
          for the fiscal year ended December 31, 1990, as amended on Form 8, dated June 3, 1991)
          (File Nos. 1-9553/1-9554).

      (f) By-laws of Viacom International Inc. (formerly
          Arsenal Holdings II, Inc.) (incorporated by reference to Exhibit 3(f) to the Annual
          Reports on Form 10-K of Viacom Inc. and Viacom
          International Inc. for the fiscal year ended
          December 31, 1990, as amended on Form 8, dated
          June 3, 1991) (File Nos. 1-9553/1-9554).

EXHIBIT NO.       DESCRIPTION OF DOCUMENT                PAGE NO.
- -----------------------------------------------------------------

   (4) Instruments defining the rights of security holders, including indentures:

      (a) Specimen certificate representing the Viacom
          Inc. Voting Common Stock (currently Class A
          Common Stock) (incorporated by reference to
          Exhibit 4.1 to the Registration Statement on
          Form S-4 filed by Viacom Inc.) (File No. 33-
          13812).

      (b) Specimen certificate representing Viacom Inc.
          Class B Non-Voting Common Stock (incorporated by reference to Exhibit 4(a) to the Quarterly
          Reports on Form 10-Q of Viacom Inc. and Viacom
          International Inc. for the quarter ended
          June 30, 1990) (File Nos. 1-9553/1-9554).

      (c) Specimen certificate representing Viacom Inc.
          Series A Cumulative Convertible Preferred
          Stock of Viacom Inc. (filed herewith).

      (d) Specimen certificate representing Viacom Inc.
          Series B Cumulative Convertible Preferred
          Stock of Viacom Inc. (filed herewith).

      (e) Indenture, dated as of September 15, 1991, among Viacom International Inc., as Issuer,
          Viacom Inc., as Guarantor, and The Bank of New
          York, as Trustee, relating to Viacom
          International Inc.'s Guarantied Senior
          Subordinated Debt Securities (incorporated by reference to Exhibit 4.1 to the Current
          Reports on Form 8-K of Viacom Inc. and Viacom
          International Inc. with a report date of September 20, 1991) (File Nos. 1-9553/1-9554)
          as supplemented by the First Supplemental
          Indenture dated as of September 15, 1991 among Viacom International Inc., as Issuer, Viacom
          Inc., as Guarantor, and The Bank of New York, as Trustee, relating to Viacom International
          Inc.'s 10.25% Senior Subordinated Notes due
          September 15, 2001 (incorporated by reference to Exhibit 4.2 to the Current Reports on Form
          8-K of Viacom Inc. and Viacom International
          Inc. with a report date of September 20, 1991)
          (File Nos. 1-9553/1-9554) as further
          supplemented by the Second Supplemental
          Indenture dated as of March 4, 1992 among Viacom International Inc., as Issuer, Viacom
          Inc., as Guarantor, and The Bank of New York, as Trustee, relating to Viacom International
          Inc.'s 9.125% Senior Subordinated Notes due
          August 15, 1999 and relating to Viacom
          International Inc.'s 8.75% Senior Subordinated
          Reset Notes due May 15, 2001 (incorporated by reference to Exhibit 4.1 to the Current
          Reports on Form 8-K of Viacom Inc. and Viacom
          International Inc. with a report date of March 4, 1992) (File Nos. 1-9553/1-9554).

      (f) Specimen of Note evidencing the 10.25% Senior
          Subordinated Notes due September 15, 2001
          (incorporated by reference to Exhibit 4.3 to the Current Reports on Form 8-K of Viacom Inc.
          and Viacom International Inc. with a report date of September 20, 1991) (File Nos. 1-
          9553/1-9554).

      (g) Specimen of Note evidencing the 9.125% Senior
          Subordinated Notes due August 15, 1999
          (incorporated by reference to Exhibit 4.2 to the Current Reports on Form 8-K of Viacom Inc.
          and Viacom International Inc. with a report date of March 4, 1992) (File Nos. 1-9553/1-
          9554).

EXHIBIT NO.       DESCRIPTION OF DOCUMENT                PAGE NO.
- -----------------------------------------------------------------

      (h) Specimen of Note evidencing the 8.75% Senior
          Subordinated Reset Notes due May 15, 2001
          (incorporated by reference to Exhibit 4.1 to the Current Reports on Form 8-K of Viacom Inc.
          and Viacom International Inc. with a report date of May 28, 1992) (File Nos. 1-9553/1-
          9554).

      (i) Indenture, dated as of July 15, 1988, between
          Viacom International Inc. and Bankers Trust
          Company, Trustee, relating to Viacom
          International Inc.'s 11.80% Senior
          Subordinated Notes due 1998 (incorporated by reference to Exhibit 4.1 to the Registration
          Statement on Form S-2 filed by Viacom
          International Inc.) (File No. 33-21280) and the First Supplement to Indenture dated April
          27, 1990 between Viacom International Inc. and
          Bankers Trust Company, as Trustee
          (incorporated by reference to Exhibit 4(2) to the Current Report on Form 8-K of Viacom
          International Inc. with a report date of April 26, 1990) (File No. 1-9554).

      (j) Form of Note evidencing the 11.80% Senior
          Subordinated Notes due 1998 (incorporated by reference to Exhibit A to the Indenture filed as Exhibit 4.1 to the Registration Statement on Form S-2 filed by Viacom International
          Inc.) (File No. 33-21280).

      (k) Indenture, dated as of June 15, 1986, between
          Viacom International Inc. and Morgan Guaranty
          Trust Company of New York, Trustee, relating to Viacom International Inc.'s 5 3/4%
          Convertible Subordinated Debentures Due 2001
          (incorporated by reference to Exhibit 4.5(b) to the Annual Report on Form 10-K of Viacom
          International Inc. for the fiscal year ended
          December 31, 1986) (File No. 1-6514), and the
          First Supplement to Indenture, dated June 9,
          1987, among Viacom International Inc., Viacom
          Inc. and Morgan Guaranty Trust Company of New
          York, Trustee (incorporated by reference to Exhibit 4.5(b) to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No.
          33-13812).

      (l) Credit Agreement, dated as of September 26,
          1989 (the "Credit Agreement"), among Viacom
          International Inc., the banks listed therein
          (the "Banks"), and Citibank, N.A. as Agent and
          The Bank of New York as Co-Agent, as amended and restated as of January 17, 1992 among Viacom Inc., as Guarantor, Viacom
          International Inc., the Subsidiary Obligors, the Banks, Citibank, N.A. as Agent, and The
          Bank of New York as Co-Agent (incorporated by reference to Exhibits 10(1) and 10(2) to the Current Reports on Form 8-K of Viacom Inc. and
          Viacom International Inc. with a report date of January 22, 1992) as amended by Letter
          Agreements dated as of May 13, 1993 and April
          7, 1993 (incorporated by reference to Exhibits
          4.1 and 4.2 to the Current Reports on Form 10-
          Q of Viacom Inc. and Viacom International Inc.
          for the quarter ended June 30, 1993) (File
          Nos. 1-9553/1-9554)

      (m) Loan Facility Agreement dated as of June 2,
          1993 among the Company and the banks named therein and The Bank of New York as Administrative Managing Agent, and The Bank of
          New York and Citibank as Managing Agents
          (incorporated by reference to Exhibit 10.1 to the Quarterly Reports on Form 10-Q of Viacom
          Inc. and Viacom International Inc. for the quarter ended June 30, 1993)(File Nos. 1-
          9553/1-9554).

EXHIBIT NO.       DESCRIPTION OF DOCUMENT                PAGE NO.
- -----------------------------------------------------------------

      (n) Credit Agreement dated as of November 19,
          1993, as amended as of January 4, 1994 and as further amended as of February 15, 1994, among Viacom Inc., the Banks named therein, and The
          Bank of New York, Citibank, N.A. and Morgan
          Guaranty Trust Company of New York, as
          Managing Agents (incorporated by reference to Exhibit 99(a)(11) to Viacom Inc. Schedule 14D-
          1 Tender Offer Statement (Amendment No. 46) dated March 3, 1994).

   (10)   Material Contracts

      (a) Viacom Inc. 1989 Long-Term Management
          Incentive Plan (as amended and restated
          through April 23, 1990) (incorporated by reference to Exhibit A to Viacom Inc.'s
          Definitive Proxy Statement dated April 27,
          1990).*

      (b) Viacom Inc. Long-Term Incentive Plan
          (incorporated by reference to Exhibit A to Viacom Inc.'s Definitive Proxy Statement dated
          April 29, 1988), and amendment thereto
          (incorporated by reference to Exhibit 10(d) to the Annual Reports on Form 10-K of Viacom Inc.
          and Viacom International Inc. for the fiscal year ended December 21, 1991) (File Nos. 1-
          9553/1-9554), and as further amended by
          amendment dated December 17, 1992
          (incorporated by reference to Exhibit 10(d) to the Annual Reports on Form 10-K of Viacom Inc.
          and Viacom International Inc. for the fiscal year ended December 31, 1992, as amended by Form 10-K/A Amendment No. 1 dated November 29,
          1993 and as further amended by Form 10-K/A
          Amendment No. 2 dated December 9, 1993) (File
          Nos. 1-9553/1-9554).*

      (c) Viacom Inc. Long-Term Incentive Plan
          (Divisional) (incorporated by reference to
          Exhibit 10.2 to the Quarterly Reports on Form
          10-Q of Viacom Inc. and Viacom International
          Inc. for the quarter ended June 30, 1993)(File
          Nos. 1-9553/1-9554).*

      (d) Viacom International Inc. Deferred
          Compensation Plan for Non-Employee Directors
          (as amended and restated through December 17, 1992) (incorporated by reference to Exhibit
          10(e) to the Annual Reports on Form 10-K of
          Viacom Inc. and Viacom International Inc. for the fiscal year ended December 31, 1992, as amended by Form 10-K/A Amendment No. 1 dated
          November 29, 1993 and as further amended by Form 10-K/A Amendment No. 2 dated December 9,
          1993) (File Nos. 1-9553/1-9554).*

      (e) Viacom Inc. and Viacom International Inc.
          Retirement Income Plan for Non-Employee
          Directors (incorporated by reference to
          Exhibit 10(f) to the Annual Reports on
          Form 10-K of Viacom Inc. and Viacom
          International Inc. for the fiscal year ended
          December 31, 1989) (File Nos. 1-9553/1-9554).*


      * Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c).

EXHIBIT NO.       DESCRIPTION OF DOCUMENT                  PAGE NO.
- -------------------------------------------------------------------

      (f) Viacom Inc. Stock Option Plan for Non-Employee
          Directors (incorporated by reference to
          Exhibit 10.2 to the Quarterly Reports on Form
          10-Q of Viacom Inc. and Viacom International
          Inc. for the quarter ended June 30, 1993)(File
          Nos. 1-9553/1-9554).*

      (g) Excess Benefits Investment Plan for Certain
          Key Employees of Viacom International Inc.
          (effective April 1, 1984 and amended as of January 1, 1990) (incorporated by reference to
          Exhibit 10(h) to the Annual Reports on
          Form 10-K of Viacom Inc. and Viacom
          International Inc. for the fiscal year ended
          December 31, 1990) (File Nos. 1-9553/1-9554).*

      (h) Excess Pension Plan for Certain Key Employees of Viacom International Inc. (incorporated by reference to Exhibit 10(i) to the Annual
          Reports on Form 10-K of Viacom Inc. and Viacom
          International Inc. for the fiscal year ended
          December 31, 1990) (File Nos. 1-9553/1-9554).*

      (i) Employment Agreement, dated as of August 1,
          1987, between Viacom International Inc. and
          Frank J. Biondi, Jr. (incorporated by
          reference to Exhibit 10(e) to the Annual
          Reports on Form 10-K of Viacom Inc. and Viacom
          International Inc. for the fiscal year ended
          December 31, 1988) (File No. 1-9553/1-9554).
          Guarantee Agreement, dated as of August 1,
          1987, from Viacom Inc. (incorporated by
          reference to Exhibit 10(e) to the Annual
          Reports on Form 10-K of Viacom Inc. and Viacom
          International Inc. for the fiscal year ended
          December 31, 1988) (Files Nos. 1-9553/1-9554).
          Agreement under the Viacom Inc. Long-Term
          Incentive Plan, dated March 7, 1989, between
          Viacom Inc. and Frank J. Biondi, Jr.
          (incorporated by reference to Exhibit 10(e) to the Annual Reports on Form 10-K of Viacom Inc.
          and Viacom International Inc. for the fiscal year ended December 31, 1988) (File Nos. 1-
          9553/1-9554).*

      (j) Agreement, dated as of January 1, 1990, between Viacom International Inc. and Neil S.
          Braun (incorporated by reference to
          Exhibit 10(l) to the Annual Reports on
          Form 10-K of Viacom Inc. and Viacom
          International Inc. for the fiscal year ended
          December 31, 1990) (File Nos. 1-9553/1-9554)
          as amended by an Agreement dated as of October
          1, 1992 (incorporated by reference to Exhibit
          10(k) to the Annual Reports on Form 10-K of
          Viacom Inc. and Viacom International Inc. for the fiscal year ended December 31, 1992, as amended by Form 10-K/A Amendment No. 1 dated
          November 29, 1993 and as further amended by Form 10-K/A Amendment No. 2 dated December 9,
          1993) (File Nos. 1-9553/1-9554).*

      (k) Amended and Restated Employment Agreement, dated as of October 1, 1987, between Viacom
          International Inc. and John W. Goddard
          (incorporated by reference to Exhibit 10(l) to the Annual Reprints on Form 10-K of Viacom
          Inc. and Viacom International Inc. for the fiscal year ended December 31, 1991) (File
          Nos. 1-9553/1-9554).*



      * Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c).

EXHIBIT NO.       DESCRIPTION OF DOCUMENT                PAGE NO.
- -----------------------------------------------------------------

      (l) Agreement, dated as of August 1, 1990, between
          Viacom International Inc. and George S. Smith,
          Jr. (incorporated by reference to
          Exhibit 10(o) to the Annual Reports on
          Form 10-K of Viacom Inc. and Viacom
          International Inc. for the fiscal year ended
          December 31, 1990) (File Nos. 1-9553/1-9554).*

      (m) Agreement, dated as of August 1, 1990, between
          Viacom International Inc. and Mark M.
          Weinstein (incorporated by reference to
          Exhibit 10(p) to the Annual Reports on
          Form 10-K of Viacom Inc. and Viacom
          International Inc. for the fiscal year ended
          December 31, 1990) (File Nos. 1-9553/1-9554)
          as amended by an Agreement dated as of
          February 1, 1993 (incorporated by reference to
          Exhibit 10(n) to the Annual Reports on Form
          10-K of Viacom Inc. and Viacom International
          Inc. for the fiscal year ended December 31, 1992, as amended by Form 10-K/A Amendment No.
          1 dated November 29, 1993 and as further amended by Form 10-K/A Amendment No. 2 dated
          December 9, 1993) (File Nos. 1-9553/1-9554).*

      (n) Agreement, dated as of August 1, 1992, between
          Viacom International Inc. and Thomas E. Dooley
          (incorporated by reference to Exhibit 10(o) to the Annual Reports on Form 10-K of Viacom Inc.
          and Viacom International Inc. for the fiscal year ended December 31, 1992, as amended by Form 10-K/A Amendment No. 1 dated November 29,
          1993 and as further amended by Form 10-K/A
          Amendment No. 2 dated December 9, 1993) (File
          Nos. 1-9553/1-9554) as amended by an Agreement dated as of October 1, 1992 (incorporated by reference to Exhibit 10(o) to the Annual
          Reports on Form 10-K of Viacom Inc. and Viacom
          International Inc. for the fiscal year ended
          December 31, 1992, as amended by Form 10-K/A
          Amendment No. 1 dated November 29, 1993 and as further amended by Form 10-K/A Amendment No. 2 dated December 9, 1993) (File Nos. 1-9553/1-
          9554).*

      (o) Agreement, dated as of January 1, 1992, between Viacom International Inc. and Edward
          Horowitz  (incorporated by reference to
          Exhibit 10(p) to the Annual Reports on Form
          10-K of Viacom Inc. and Viacom International
          Inc. for the fiscal year ended December 31, 1992, as amended by Form 10-K/A Amendment No.
          1 dated November 29, 1993 and as further amended by Form 10-K/A Amendment No. 2 dated
          December 9, 1993) (File Nos. 1-9553/1-9554) as
          amended by an Agreement dated as of October 1, 1992 (incorporated by reference to Exhibit
          10(p) to the Annual Reports on Form 10-K of
          Viacom Inc. and Viacom International Inc. for the fiscal year ended December 31, 1992, as amended by Form 10-K/A Amendment No. 1 dated
          November 29, 1993 and as further amended by Form 10-K/A Amendment No. 2 dated December 9,
          1993) (File Nos. 1-9553/1-9554).*

      (p) Agreement dated as of February 1, 1993 between
          Viacom International Inc. and Philippe P.
          Dauman (incorporated by reference to Exhibit
          10(q) to the Annual Reports on Form 10-K of
          Viacom Inc. and Viacom International Inc. for the fiscal year ended December 31, 1992, as amended by Form 10-K/A Amendment No. 1 dated
          November 29, 1993 and as further amended by Form 10-K/A Amendment No. 2 dated December 9,
          1993) (File Nos. 1-9553/1-9554).*



      * Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c).

EXHIBIT NO.       DESCRIPTION OF DOCUMENT                PAGE NO.
- -----------------------------------------------------------------

      (q) Partnership Agreement between Viacom HA!
          Holding Company and The Comedy Channel Corp.
          dated as of December 17, 1990 (incorporated by reference to Exhibit 10.2 to the Registration
          Statement on Form S-3 filed by Viacom
          International Inc.) (File No. 33-40170).

      (r) Lease Agreement between First Security Bank of
          Utah, N.A., as owner trustee and Viacom
          International Inc. dated as of August 12, 1992
          (incorporated by reference to Exhibit 10(t) to the Annual Reports on Form 10-K of Viacom Inc.
          and Viacom International Inc. for the fiscal year ended December 31, 1992, as amended by Form 10-K/A Amendment No. 1 dated November 29,
          1993 and as further amended by Form 10-K/A
          Amendment No. 2 dated December 9, 1993) (File
          Nos. 1-9553/1-9554).

      (s) Lease Agreement dated as of June 22, 1993 between Mellon Financial Services Corporation and Viacom International Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly
          Reports on Form 10-Q of Viacom Inc. and Viacom
          International Inc. for the quarter ended June
          30, 1993)(File Nos. 1-9553/1-9554).

      (t) Stock Purchase Agreement dated as of October
          4, 1993 between Viacom Inc. and NYNEX
          Corporation, as amended as of November 19, 1993 (filed herewith).

      (u) Amended and Restated Stock Purchase Agreement dated October 21, 1993 between Viacom Inc. and
          Blockbuster Entertainment Corporation (filed herewith).

      (v) Subscription Agreement, dated January 7, 1994 between Viacom Inc. and Blockbuster
          Entertainment Corporation (incorporated by reference to Exhibit 99(c)(8) to Viacom Inc.
          Schedule 14D-1 Tender Offer Statement
          (Amendment No. 20) dated January 7, 1994).

   (12)   Statements re Computation of Ratios

      (a) Computation of Ratio of Earnings to Fixed
          Changes of Viacom International Inc. (filed herewith).

      (b) Computation of Ratio of Earnings to Fixed of
          Viacom Inc. (filed herewith).

   (21)   Subsidiaries of Viacom Inc. and Viacom
          International Inc. (filed herewith).

   (23)   Consents of Experts and Counsel

      (a) Consent of Price Waterhouse (filed herewith).

      (b) Consent of Ernst & Young (filed herewith).

   (24)   Powers of Attorney (filed herewith).

   (99)   Additional Exhibits

      (a) Item 1, Item 2 and Item 3 of Paramount's
          Transition Report on Form 10-K for the six-month period ended April 30, 1993, as such report was amended in its entirety by Form
          10-K/A No. 1 dated September 28, 1993, as further amended by Form 10-K/A No. 2 dated
          September 30, 1993 and as further amended by Form 10-K/A No. 3 dated March 21, 1994
          (filed herewith).

      (b) Quarterly Report on Form 10-Q of Paramount
          Communications Inc. for the quarter ended July
          31, 1993 (filed herewith).

      (c) Quarterly Report on Form 10-Q of Paramount
          Communications Inc. for the quarter ended
          October 31, 1993 (filed herewith).

      (d) Quarterly Report on Form 10-Q of Paramount
          Communications Inc. for the quarter ended
          January 31, 1994 (filed herewith).