Form 10-Q
period 1994-03-31
VIACOM INC
filed 1994-05-20
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549

                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1994

                      Commission file number 1-9553


                            VIACOM INC.
         (Exact name of registrant as specified in its charter)


          Delaware                                 04-2949533
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)              Identification)

   200 Elm Street, Dedham, MA                           02026
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code (617) 461-1600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes    X   .  No _____.

Number of shares of Common Stock Outstanding at April 30, 1994:

  Class A Common Stock, par value $.01 per share - 53,449,525

  Class B Common Stock, par value $.01 per share - 90,083,203

                     PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.


VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; all amounts, except per share amounts, are in millions)


                                                                                                          Three months ended
                                                                                                            March 31,
                                                                                                   ---------------------------------
                                                                                                         1994                  1993
                                                                                                         ----                  ----
            Revenues ................................................................           $878.4                       $470.7

            Expenses:

                Operating ...........................................................            820.3                        219.1
                Selling, general and administrative .................................            298.5                        123.6
                Depreciation and amortization .......................................             59.8                         37.8
                                                                                               --------               -------------

                      Total expenses ................................................          1,178.6                        380.5
                                                                                              ---------               -------------

            Earnings (loss) from operations .........................................           (300.2)                        90.2


            Other income (expense):
                Interest expense, net ...............................................            (47.3)                       (41.0)

                Other items, net (See Note 8) .......................................             (4.8)                        52.9
                                                                                                --------              -------------

            Earnings (loss) before income taxes .....................................           (352.3)                       102.1

                Provision for income taxes ..........................................            (95.1)                       (31.8)
                Equity in earnings of affiliated companies,
                      net of tax ....................................................              3.5                           .3

                Minority interest ...................................................             12.3                           --
                                                                                                -------               --------------
            Net earnings (loss) before cumulative effect of
                change in accounting principle ......................................           (431.6)                        70.6

                Cumulative effect of change in accounting
                      principle .....................................................                --                         10.4
                                                                                               --------               -------------
            Net earnings(loss) ......................................................           (431.6)                        81.0

                Cumulative convertible preferred stock
                      dividend requirement ..........................................             22.5                           --
                                                                                               -------               --------------
            Net earnings (loss) attributable to
                      common stock ..................................................          $(454.1)                       $81.0
                                                                                              ========                =============

            Weighted average number of common shares ................................            126.4                        120.5


            Net earnings (loss) per common share:
                Net earnings (loss) before cumulative effect
                  of change in accounting principle .................................           $(3.59)                     $   .59
                Cumulative effect of change in accounting
                  principle .........................................................               --                          .08
                                                                                              --------                -------------
                Net earnings (loss) .................................................           $(3.59)                     $   .67
                                                                                              ========                =============




             See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All amounts are in millions)



                                                                                                March 31,           December 31,
                                                                                                 1994                  1993
                                                                                              (Unaudited)
                                                                                              -----------           -----------
         Assets


         Current Assets:

                 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . .                 $446.2              $1,882.4


                 Receivables, less allowances of
                    $48.2 (1994) and $33.9 (1993) . . . . . . . . . . . . . . . . .                1,216.3                 351.8


                 Inventory (See Note 4) . . . . . . . . . . . . . . . . . . . . . .                  331.0                    --


                 Theatrical and television inventory
                   (See Note 4) . . . . . . . . . . . . . . . . . . . . . . . . . .                  809.4                 356.5


                 Other current assets . . . . . . . . . . . . . . . . . . . . . . .                  890.3                  95.7
                                                                                                 ---------               -------

                    Total current assets  . . . . . . . . . . . . . . . . . . . . .                3,693.2               2,686.4
                                                                                                 ---------               -------


              Property and equipment, at cost . . . . . . . . . . . . . . . . . . .                2,175.4                 901.4


                 Less accumulated depreciation  . . . . . . . . . . . . . . . . . .                  373.6                 347.2
                                                                                                 ---------               -------

                    Net property and equipment  . . . . . . . . . . . . . . . . . .                1,801.8                 554.2
                                                                                                 ---------               -------


              Theatrical and television inventory
                 (See Note 4) . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,426.9                 789.5


              Intangibles, at amortized cost  . . . . . . . . . . . . . . . . . . .                8,057.8               2,180.6


              Other assets . . . . .  . . . . . . . . . . . . . . . . . . . . . . .                1,356.5                 206.2
                                                                                                 ---------              --------
                                                                                                 $16,336.2              $6,416.9
                                                                                                 =========              ========










                                 See notes to consolidated financial statements.

 VIACOM INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (All amounts, except share and per share amounts, are in millions)



                                                                                                        March 31,     December 31,
                                                                                                         1994            1993
                                                                                                      (Unaudited)
                                                                                                      -----------     -----------

              Liabilities and Shareholders' Equity


              Current Liabilities:
                  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  274.2       $ 96.6
                  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               45.1         20.7
                  Deferred income, current . . . . . . . . . . . . . . . . . . . . . . . . . . .              205.4         50.9
                  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,386.2        261.3
                  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              571.5        140.5
                  Participants share, residuals and royalties
                      payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              636.6        139.1
                  Program rights, current  . . . . . . . . . . . . . . . . . . . . . . . . . . .              187.4        198.0
                  Current portion of long-term debt  . . . . . . . . . . . . . . . . . . . . . .               39.1         58.5
                                                                                                          ---------        -------

                      Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . .            3,345.5        965.6
                                                                                                          ---------        -------


              Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,228.0      2,440.0
              Program rights, non-current  . . . . . . . . . . . . . . . . . . . . . . . . . . .              121.5         86.9
              Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              845.6        206.3
              Minority interest in consolidated
                      subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,285.2          --


              Commitments and contingencies (See Note 6 )


              Shareholders' Equity of Viacom Inc.:
                  Preferred Stock, par value $.01 per share;
                      100,000,000 shares authorized; 48,000,000
                      shares issued and outstanding  . . . . . . . . . . . . . . . . . . . . . .            1,800.0      1,800.0
                  Class A Common Stock, par value $.01 per share;
                      100,000,000 shares authorized; 53,449,525
                      (1994) and 53,449,325 (1993) shares issued
                      and outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 .5           .5
                  Class B Common Stock, par value $.01 per share;
                      150,000,000 shares authorized; 90,078,203
                      (1994) and 67,347,131 (1993) shares issued
                      and outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 .9           .7
                  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .            2,170.7        920.9
                  Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (458.1)        (4.0)
                  Cumulative translation adjustment  . . . . . . . . . . . . . . . . . . . . . .               (3.6)         --
                                                                                                          ----------   ------------
                                                                                                            3,510.4      2,718.1
                                                                                                          ---------     --------
                                                                                                          $16,336.2     $6,416.9
                                                                                                          =========     ========



                                 See notes to consolidated financial statements.

 VIACOM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited; all amounts are in millions)

                                                                                                 Three months ended March 31,
                                                                                                 ----------------------------

                                                                                                      1994         1993
                                                                                                      ----         ----
         Net cash flow from operating activities:
             Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $(431.6)       $81.0
                Adjustment to reconcile net earnings to net
                   cash flow from operating activities:
                   Merger-related charges  . . . . . . . . . . . . . . . . . . . . . . .              332.1         --
                   Depreciation and amortization . . . . . . . . . . . . . . . . . . . .               59.8         37.8
                   Gain on the sale of the Wisconsin cable system,
                     net of tax  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 --        (45.8)
                   Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . .              (12.3)        --
                   Cumulative effect of change in accounting principle . . . . . . . . .                 --        (10.4)
                   Decrease in receivables . . . . . . . . . . . . . . . . . . . . . . .               69.5         17.1
                   Decrease in accounts payable and accrued expenses . . . . . . . . . .              (98.7)       (81.5)
                   Increase in inventory and related liabilities, net  . . . . . . . . .              (62.1)       (57.2)
                   Increase in income taxes payable and deferred
                     income taxes, net . . . . . . . . . . . . . . . . . . . . . . . . .               73.9         20.8
                   Increase in pre-publication costs, net  . . . . . . . . . . . . . . .              (10.2)        --
                   Increase in prepaid expenses  . . . . . . . . . . . . . . . . . . . .              (42.6)        --
                   Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 --        (11.6)
                                                                                                       ----        ------
                       Net cash flow from operating activities . . . . . . . . . . . . .             (122.2)       (49.8)
                                                                                                     -------       ------
             Investing Activities:
                Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . .              (48.4)       (28.5)
                Investments in and advances to affiliated companies  . . . . . . . . . .              (15.5)       (12.3)
                Proceeds from sale of the Wisconsin cable system . . . . . . . . . . . .                 --         73.7
                Acquisition of Paramount, net of cash acquired . . . . . . . . . . . . .           (6,291.0)        --
                Decrease in short-term and other investments . . . . . . . . . . . . . .               47.1         --
                Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                9.3         (4.3)
                                                                                                   --------       ------
                       Net cash flow from investing activities . . . . . . . . . . . . .           (6,298.5)        28.6
                                                                                                   ---------       -----
             Financing Activities:
                Short-term borrowings (repayments) from banks, net . . . . . . . . . . .            3,773.7        (30.4)
                Borrowings (repayment) of Debt . . . . . . . . . . . . . . . . . . . . .              (13.9)        42.2
                Proceeds from issuance of Class B Common Stock . . . . . . . . . . . . .            1,250.0         --
                Payment of Preferred Stock dividends . . . . . . . . . . . . . . . . . .              (12.8)        --
                Payment of deferred financing costs  . . . . . . . . . . . . . . . . . .               (9.4)         (.6)
                Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (3.1)         1.2
                                                                                                    --------       ------
                       Net cash flow from financing activities . . . . . . . . . . . . .            4,984.5         12.4
                                                                                                    -------        -----
                Net decrease in cash and cash equivalents  . . . . . . . . . . . . . . .           (1,436.2)        (8.8)
                Cash and cash equivalents at beginning of the period . . . . . . . . . .            1,882.4         48.4
                                                                                                   --------       -------
             Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . .           $  446.2       $ 39.6
                                                                                                   ========       =======




                                 See notes to consolidated financial statements.

            Viacom Inc. and Subsidiaries
      Notes to Consolidated Financial Statements


In the opinion of management, the unaudited information for the interim periods presented includes all adjustments, which are of a normal recurring nature, except for the merger-related charges associated with the merger of Paramount Communications Inc. ("Paramount") (see Notes 2 and 3), necessary for a fair statement of the interim financial information. Interim results are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 1993 was derived from Viacom Inc.'s Annual Report on Form 10-K/A.


1) BASIS OF PRESENTATION

Viacom Inc. is a holding company whose principal asset is the common stock of Viacom International Inc.("Viacom International") and its majority ownership of Paramount. Paramount's results of operations for the month of March are included in Viacom Inc.'s consolidated results of operations. Viacom Inc. is a diversified entertainment company with operations in four principal segments;(i)Networks, (ii) Entertainment, (iii) Cable Television and Broadcasting and (iv) Publishing.

Net earnings (loss) per common share - Net earnings (loss) per common share is calculated based on the weighted average number of Viacom Inc. common shares outstanding during each period presented. For 1994, the effect on net loss per share resulting from the assumed exercise of stock options and assumed conversion of the Preferred Stock would have an antidilutive effect on earnings per common share. For 1993, the effect on net earnings per share resulting from the assumed exercise of outstanding stock options is not material. Therefore, the effects of such assumptions are not reflected in net earnings
(loss) per common share.

Certain amounts on the 1993 balance sheet and statement of cash flows have been reclassified to conform with the current year presentation.


2) PARAMOUNT MERGER, BLOCKBUSTER MERGER AND RELATED TRANSACTIONS

On March 11, 1994, Viacom Inc. acquired, pursuant to a tender offer (the "Paramount Offer"), 61,657,432 shares of Paramount Common Stock, constituting a majority of the shares outstanding, at a price of $107 per share in cash. The Paramount Offer was made pursuant to the Amended and Restated Agreement and Plan of Merger dated as of February 4, 1994 (the "Paramount Merger Agreement") between Viacom Inc. and Paramount. Subject to certain conditions, Paramount will become a wholly owned subsidiary of Viacom Inc. (the "Paramount Merger") at the effective time of a merger between Paramount and a subsidiary of Viacom Inc. which is expected to occur promptly as practicable following completion of review by the Securities and Exchange Commission (the "SEC"). Pursuant to the Paramount Merger Agreement, each share of Paramount common stock outstanding at the

            Viacom Inc. and Subsidiaries
      Notes to Consolidated Financial Statements


time of such merger (other than shares held in the treasury of Paramount or owned by Viacom Inc. and other than shares held by any stockholders who shall have demanded and perfected appraisal rights) will be converted into the right to receive (i) 0.93065 of a share of Class B Common Stock, (ii) $17.50 principal amount of 8% exchangeable subordinated debentures ("8% Debentures") of Viacom
Inc., (iii) 0.93065 of a contingent value right ("CVR"), (iv) 0.5 of a warrant to purchase one share of Class B Common Stock at any time prior to the third anniversary of the Paramount Merger at a price of $60 per share, and (v) 0.3 of a warrant to purchase one share of Class B Common Stock at any time prior to the fifth anniversary of the Paramount Merger at a price of $70 per share.
If the Blockbuster Merger (as defined below) is not consummated prior to January 1, 1995, then the 8% Debentures will be exchangeable, at Viacom's option, into 5% cumulative preferred stock of Viacom and the dividend payable on such Preferred Stock will be deemed to have accrued from the effective time of the Paramount Merger and there will be no obligation to make payments of interest on the 8% Debentures.

The Paramount Merger has been accounted for under the purchase method of accounting. The unaudited condensed pro forma results of operations data presented below assumes the Paramount Merger and related transactions and the sale of the one-third partnership interest in Lifetime Television ("Lifetime") (see Note 10) occurred at the beginning of each period presented. The unaudited condensed pro forma results of operations data was prepared based upon the historical consolidated statements of operations of Viacom Inc. for the three months ended March 31, 1994 and 1993 and of Paramount for the two months ended February 28, 1994 and three months ended April 30, 1993, respectively, adjusted to exclude non-recurring merger-related charges of $332.1 million. Financial information for Paramount subsequent to the date of acquisition is included in the Viacom Inc. historical information. Intangible assets are being amortized principally over 40 years on a straight-line basis. The unaudited pro forma information is not necessarily indicative of the combined results of operations of Viacom Inc. and Paramount that would have occurred if the transaction had occurred on the dates previously indicated nor are they necessarily indicative of future operating results of the combined company.

            Viacom Inc. and Subsidiaries
      Notes to Consolidated Financial Statements



                                                                                            Three months ended March 31,
                                                                                            ----------------------------
                                                                                           1994                     1993
                                                                                           ----                     ----
                                                                                               (Millions of dollars)
           Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $1,580.7                 $ 1,474.7
           Earnings (loss) from operations . . . . . . . . . . . . . . . . . .            $   (9.5)                $    24.7
           Net loss before cumulative effect of  . . . . . . . . . . . . . . .
           change in accounting principle and  . . . . . . . . . . . . . . . .
           preferred stock dividends . . . . . . . . . . . . . . . . . . . . .            $ (310.4)                $   (29.7)
           Net loss attributable to common stock   . . . . . . . . . . . . . .
           before cumulative effect of change in   . . . . . . . . . . . . . .
           accounting principle  . . . . . . . . . . . . . . . . . . . . . . .            $ (332.9)                $   (52.2)
           Loss per common share before cumulative   . . . . . . . . . . . . .
           effect of change in accounting
              principle  . . . . . . . . . . . . . . . . . . . . . . . . . . .            $   (1.67)               $   (.26)


On January 7, 1994, Viacom Inc. and Blockbuster Entertainment Corporation ("Blockbuster") entered into an agreement and plan of merger (the "Blockbuster Merger Agreement") pursuant to which Blockbuster will be merged with and into Viacom Inc. (the "Blockbuster Merger") subject to stockholder approval and certain conditions. At the effective time of the Blockbuster Merger, each share of Blockbuster common stock outstanding at the time of the Blockbuster Merger (other than shares held in the treasury of Blockbuster or owned by Viacom Inc. and other than shares held by any stockholders who shall have demanded and perfected appraisal rights, if available) will be converted into the right to receive
(i) 0.08 of a share of Class A Common Stock, (ii) 0.60615 of a share of Class B Common Stock, and (iii) one variable common right.

The Paramount Merger and the Blockbuster Merger (collectively, the "Mergers") have been unanimously approved by the Boards of Directors of each of the respective companies. The obligations of Viacom Inc., Blockbuster and Paramount to consummate the mergers are subject to various conditions, including obtaining requisite stockholder approvals. Viacom Inc. intends to vote its shares of Paramount in favor of the merger and National Amusements, Inc. ("NAI") has agreed to vote its shares of Viacom Inc. in favor of the Mergers; therefore, stockholder approval of the Paramount Merger is assured, and approval by Viacom Inc. of the Blockbuster Merger is also assured.

In a letter to stockholders dated May 4, 1994, H. Wayne Huizenga, the Chairman of the Board of Blockbuster, stated that, although the Blockbuster Board continues to believe that the combination of Blockbuster with Viacom Inc. and Paramount represents an excellent strategic opportunity, given the stock prices as of the date of his letter, there could be no assurance that the Blockbuster Board would be able to recommend the Blockbuster Merger Agreement to the Blockbuster shareholders at the time of any shareholder meeting called to vote on the Blockbuster Merger. Mr. Huizenga also stated, among other things, that Blockbuster was unable to say whether or not the Blockbuster Merger would go forward or whether or not any special meeting of Blockbuster shareholders would be called to vote

            Viacom Inc. and Subsidiaries
      Notes to Consolidated Financial Statements



on the Blockbuster Merger.

The closing prices reported by the New York Stock Exchange of Blockbuster's Common Stock and the American Stock Exchange of Class A and Class B Common Stock as of the close of business on January 6, 1994, the date prior to the announcement of the Blockbuster Merger, were $29 7/8 per share, $47 per share and $42 3/4 per share, respectively. Such prices as of May 3, 1994, the day prior to the stockholders letter, were $26 3/4 per share, $26 per share and $24 1/4 per share, respectively. Such prices were $26 1/2 per share, $29 3/4 per share, and $28 1/8 per share, respectively, as of the close of business on May 19, 1994.


3) PARAMOUNT MERGER-RELATED CHARGES

Included in earnings (loss) from operations are certain merger-related charges to Viacom's pre-merger businesses, reflecting the integration of these businesses with similar Paramount units, and related management and strategic changes principally related to the merger with Paramount as follows:


                                                         Viacom                           Viacom         Merger-
                                                          Pre-          Paramount        Paramount       Related          Total
                                                         Merger          Results         Combined        Charges     As Reported
                                                         ------          -------         --------        -------     -----------

                                                                                (Millions of dollars)
            Networks ...........................        $66.4          $    3.7          $  70.1         $  (73.4)    $     (3.3)

            Entertainment ......................          1.9             (35.0)           (33.1)          (224.0)         (257.1)
            Cable Television and
              Broadcasting .....................         29.6               4.8             34.4            (17.3)           17.1
            Publishing .........................           --             (14.6)           (14.6)             --            (14.6)
                                                        -----             ------          ------          -----------      ------


            Segment earnings (loss)
               from operations .................         97.9             (41.1)            56.8           (314.7)         (257.9)

            Corporate ..........................        (15.2)             (9.7)           (24.9)           (17.4)          (42.3)
                                                        -----            -------           -----          --------        --------
                          Total ................        $82.7            $(50.8)           $31.9          $(332.1)        $(300.2)
                                                        =====            =======           =====          ========        ========


Merger-related charges principally relate to adjustments of programming assets based upon new management strategies and additional programming sources resulting from the merger with Paramount. In addition, a merger-related charge included in Corporate expenses reflects the combination of the Viacom Inc. and Paramount staffs.

            Viacom Inc. and Subsidiaries
      Notes to Consolidated Financial Statements




4) INVENTORIES

Inventories are stated as follows:

                                                                                              March 31,              December 31,
                                                                                                1994                    1993
                                                                                                -----                   ----
           Current:                                                                                (Millions of dollars)
                 Publishing and other:
                   Lower of cost or net realizable value:
                      Finished goods . . . . . . . . . . . . . . . . . . . . . . . .        $   19.2
                      Work in process  . . . . . . . . . . . . . . . . . . . . . . .           280.1
                      Materials and supplies . . . . . . . . . . . . . . . . . . . .            31.7
                                                                                             -------
                                                                                            $  331.0
                                                                                             =======
                 Theatrical and television productions:
                   Released  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  412.1                     $ 73.7
                   Completed, not released . . . . . . . . . . . . . . . . . . . . .            29.2                        --
                   In process and other. . . . . . . . . . . . . . . . . . . . . . .            46.3                        --

                 Program rights. . . . . . . . . . . . . . . . . . . . . . . . . . .           321.8                      282.8
                                                                                            --------                     ------
                                                                                            $  809.4                     $356.5
                                                                                            ========                     ======
           Non-current:
                 Theatrical and television productions:
                   Released. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  431.4                     $ 93.0
                   In process and other. . . . . . . . . . . . . . . . . . . . . . .           223.4

                   Program rights. . . . . . . . . . . . . . . . . . . . . . . . . .           772.1                      696.5
                                                                                            --------                     -------

                                                                                            $1,426.9                     $789.5
                                                                                            ========                     ======

            Viacom Inc. and Subsidiaries
      Notes to Consolidated Financial Statements



5) BANK FINANCING AND DEBT

Total debt, which includes short-term and long-term debt, consists of the following:

                                                                                         March 31,         December 31,
                                                                                           1994               1993
                                                                                          ------           -----------
                                                                                                       (Millions of dollars)
           Viacom Inc.:
             Notes payable to banks (a)  . . . . . . . . . . . . . . . . . . . . . .         $3,778.2               $   68.1

           Viacom International:
             Notes payable to banks. . . . . . . . . . . . . . . . . . . . . . . . .          1,939.8                1,915.1
             9.125% Senior Subordinated Notes due 1999 . . . . . . . . . . . . . . .            150.0                  150.0
             8.75%  Senior Subordinated Reset Notes due
                           2001  . . . . . . . . . . . . . . . . . . . . . . . . . .            100.0                  100.0
            10.25% Senior Subordinated Notes due 2001. . . . . . . . . . . . . . . .            200.0                  200.0
             Obligations under capital leases. . . . . . . . . . . . . . . . . . . .             65.1                   65.3

           Paramount:
             Notes payable to banks. . . . . . . . . . . . . . . . . . . . . . . . .             25.0                      --
             5.875% Senior Notes due 2000. . . . . . . . . . . . . . . . . . . . . .            149.4                      --
             7.5% Senior Notes due 2002. . . . . . . . . . . . . . . . . . . . . . .            246.6                      --
             8.25% Senior Debentures due 2022. . . . . . . . . . . . . . . . . . . .            246.9                      --
             7.5% Senior Debentures due 2023 . . . . . . . . . . . . . . . . . . . .            149.5                      --
             7% Subordinated Debentures due 2003 . . . . . . . . . . . . . . . . . .            180.6                      --
             Other notes due 1994 to 1996. . . . . . . . . . . . . . . . . . . . . .             12.1                      --
             Obligations under capital leases. . . . . . . . . . . . . . . . . . . .             23.9                      --
                                                                                             --------       -----------------
                                                                                              7,267.1                2,498.5

           Less current portion. . . . . . . . . . . . . . . . . . . . . . . . . . .             39.1                   58.5
                                                                                             --------       ----------------
                                                                                             $7,228.0               $2,440.0
                                                                                             ========       ================

(a) On March 11, 1994, in order to pay for the Paramount Offer and related expenses, Viacom Inc. borrowed $3.7 billion under a credit agreement dated as of November 19, 1993, as amended on January 5, 1994 and February 15, 1994, (the "Merger Credit Agreement") among Viacom Inc., the banks named therein, and The Bank of New York, Citibank, N.A. and Morgan Guaranty Trust Company of New York, as Managing Agents. All amounts outstanding under the Merger Credit Agreement may be repaid and reborrowed until November 18, 1994, at which time all amounts outstanding will become due and payable.

During May 1994, Viacom Inc. received commitments in the aggregate amount of $3.0 billion from Bank of America NT&SA, Citibank, N.A., Morgan Guaranty Trust Company of New York and The Bank of New York, managing agents under a proposed long-term $6.8 billion credit facility, subject to receiving commitments for the remainder of the
facility.   The new facility is expected to have scheduled
maturities commencing December 1996 and a final maturity of July 2002. This new facility will refinance existing bank indebtedness at Viacom Inc., Viacom International and Paramount, and will be available for general corporate purposes. Viacom Inc. expects, during the second quarter of 1994 to receive commitments for the remainder of the facility from a

            Viacom Inc. and Subsidiaries
      Notes to Consolidated Financial Statements


syndicate of financial institutions. Based on these factors, substantially all borrowings (approximately $4.0 billion) outstanding under short-term credit facilities at March 31, 1994 have been classified as long-term debt due to management's ability and intent to refinance these facilities on a long-term basis.


6) COMMITMENTS AND CONTINGENCIES

Those commitments of Viacom Inc. for program license fees which are not reflected in the balance sheet as of March 31, 1994, which are estimated to aggregate approximately $2.5 billion, principally reflect commitments under Showtime Networks Inc.'s ("SNI's") exclusive arrangements with several motion picture companies and Madison Square Garden Network's agreement to televise the New York Yankees baseball games through the year 2000. This estimate is based upon a number of factors. A majority of such fees pertain to SNI and are payable within the next seven years, as part of normal programming expenditures. These commitments of SNI are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.


7) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes.

The annual effective tax rates of 48% for 1993 and negative 28% for 1994 continue to be affected by amortization of acquisition costs which are not deductible for tax purposes.

Due to the unusual and non-recurring nature of the gain on the sale of the Wisconsin cable system, its full income tax effect is reflected in the first quarter 1993 tax provision and is excluded from the estimated annual effective tax rate.

During the first quarter of 1993, Viacom International adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" on a prospective basis and recognized a cumulative benefit from a change in accounting principle of $10.4 million.


8) OTHER ITEMS, NET

As part of the settlement of the Time Warner antitrust lawsuit, Viacom International sold the stock of Viacom Cablevision of Wisconsin, Inc. to Warner Communications Inc. ("Warner"). This transaction was effective on January 1, 1993. As consideration for the stock, Warner paid the sum of $46 million, $20 million of which was received during 1992, plus repayment of debt in the amount of $49 million, resulting in a pre-tax gain of approximately $55 million reflected in "Other items, net." Also reflected in this line item is an adjustment to

            Viacom Inc. and Subsidiaries
      Notes to Consolidated Financial Statements


previously established non-operating litigation reserves and the net gain on the sale of a portion of an investment held at cost.


9) SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                  Three months ended
                                                                                                         March 31,
                                                                                            ----------------------------
                                                                                                 1994               1993
                                                                                               ------               ----
                                                                                               (Millions of dollars)
            Cash payments for interest, net of amounts capitalized . . . . . . . . . .      $50.2             $59.9
            Cash payments for income taxes . . . . . . . . . . . . . . . . . . . . . .      $17.3             $ 2.0


10) SUBSEQUENT EVENT

On April 4, 1994, Viacom International sold its one-third partnership interest in Lifetime for approximately $317.6 million, which will result in a pre-tax gain of approximately $267 million in the second quarter of 1994. Proceeds from the sale were used to reduce outstanding debt of Viacom International.

Item 2. Management's Discussion and Analysis of Results of
         Operations and Financial Condition.

Management's discussion and analysis of the combined results of operations and financial condition of Viacom Inc., Viacom
International and Paramount should be read in conjunction with the Consolidated Financial Statements and related Notes.

On March 11, 1994, Viacom Inc. acquired a majority interest in
Paramount pursuant to the terms of its tender offer. Paramount will become a wholly owned subsidiary of Viacom Inc. upon the closing of the merger pursuant to the Paramount Merger Agreement.

The following tables set forth revenues, depreciation and amortization, earnings (loss) from operations, equity in pre-tax earning of affiliated companies and earnings from operations plus equity in pre-tax earnings by business segment for the three months ended March 31, 1994 and March 31, 1993:


                                                                                          Equity in
                                                                        Earnings           pre-tax
                                                   Depreciation           from           earnings of      Operations
                                                        &              Operations        affiliated          plus
                    1994            Revenues       amortization      (as reported)        companies     equity earnings
                                    --------       ------------      -------------        ---------     ---------------
                                                      (Millions of dollars)
           Networks. . . . . . .     $325.1           $12.2          $    (3.3)            $0.9             $  (2.4)
           Entertainment              267.2            12.6             (257.1)             5.5              (251.6)
           Cable &
            Broadcasting . . . .      164.4            26.5               17.1               --                17.1
           Publishing. . . . . .      130.1             7.5              (14.6)              --               (14.6)
           Corporate . . . . . .         --             1.0              (42.3)              --               (42.3)
           Intercompany. . . . .       (8.4)             --                 --               --                  --
                                     -------          ------             ------          -------              ------

           Totals. . . . . . . .     $878.4           $59.8          $  (300.2)            $6.4             $(293.8)
                                     ======           ======         ==========          =======            ========



                                                                                          Equity in
                                                                        Earnings           pre-tax         Operations
                                                   Depreciation           from           earnings of          plus
                                                        &              Operations        affiliated          equity
                    1993            Revenues       amortization       (as reported)       companies         earnings
                                    --------       ------------      -------------        ---------     ---------------
                                                       (Millions of dollars)

           Networks. . . . . . .     $269.1           $10.6              $56.5               $0.5             $57.0
           Entertainment . . . .       64.5             2.3               13.1                 --              13.1
           Cable &
            Broadcasting . . . .      142.8            24.0               35.8                 --              35.8
           Publishing. . . . . .         --             0.0                 --                 --                --
           Corporate . . . . . .         --             0.9              (15.2)                --             (15.2)
           Intercompany. . . . .       (5.7)             --                 --                 --                --
                                     ------          ------             -------             -----             -----
           Totals. . . . . . . .     $470.7           $37.8              $90.2               $0.5             $90.7
                                     ======          ======             ======              =====           ========

                 Management's Discussion and Analysis of Results of
                         Operations and Financial Condition.



Results of Operations

First quarter 1994 vs. First quarter 1993
- - -----------------------------------------

Revenues increased 87%, or $407.7 million, to $878.4 million for the first quarter of 1994. Earnings (loss) from operations decreased $390.4 million to a loss of $300.2 (loss) million for the first quarter of 1994. The foregoing results were principally affected by the consolidation of one month of Paramount operations.

The net loss attributable to common stock of $454.1 million, or $3.59 per share, for the first quarter of 1994, reflects net interest expense of $47.3 million, a provision for income taxes of $95.1 million, and minority interest in losses of $12.3 million. Net earnings of $81.0 million, or $.67 per share, for the first quarter of 1993, reflect net interest expense of $41.0 million, a pre-tax gain of $55 million from the sale of the Wisconsin cable television system, a provision for income taxes of $31.8 million, and the cumulative benefit from a change in accounting for income taxes of $10.4 million.

The Viacom Inc. consolidated financial segments reflect four operating segments:

      Networks - MTV Networks, Showtime Networks Inc. and Madison Square Garden Network.

      Entertainment - Paramount Pictures, Paramount Television, Viacom Productions, Viacom Enterprises, Viacom New Media, Paramount Technology Group, Motion Picture Theaters, Madison Square Garden and Paramount Parks.

      Cable Television and Broadcasting - Viacom Radio, Viacom Television, Paramount Stations Group and Viacom Cable

      Publishing - Simon & Schuster.


Exclusive of certain "push down" purchase accounting adjustments, Paramount reported revenues of $375.8 million and a segment loss from operations of $30.7 million for the month of March 1994 included in the Viacom Inc. consolidated segments as follows:

						  Earings
						(loss) from
                            Revenues             operations
                            --------            -----------
                                   (Millions of Dollars)

Networks                      $ 10.2             $  3.7
Entertainment                 $217.1             $(29.6)
Broadcasting                  $ 21.3             $  4.8
Publishing                    $130.1             $ (9.5)

                 Management's Discussion and Analysis of Results of
                         Operations and Financial Condition.

Inclusive of certain "push down" purchase accounting adjustments, Paramount Entertainment's loss from operations of $35 million principally reflects lower than expected domestic theatrical rentals for recently released feature films. Simon & Schuster's loss from operations of $14.6 million reflects normal seasonal fluctuations. Educational publishing, which normally contributes the majority of annual publishing revenues, records most of its sales and operating income in the second half of the year, corresponding to the typical school-year buying cycle.

Included in earnings (loss) from operations are certain merger-related charges to Viacom's pre-merger businesses reflecting the integration of these business units with similar Paramount units and related management and strategic changes principally related to the merger with Paramount as follows:

                                                                                    Viacom      Merger
                                                        Viacom Inc.   Paramount    Paramount    Related     Total As
                                                        Pre-Merger     Results     Combined     Charges     Reported
                                                        ----------    ---------    ---------    -------     --------
            Networks  . . . . . . . . . .                 $66.4       $ 3.7       $ 70.1       $ (73.4)    $ (3.3)
            Entertainment . . . . . . . .                   1.9       (35.0)       (33.1)       (224.0)    (257.1)

            Cable Television and
               Broadcasting . . . . . . .                  29.6         4.8         34.4         (17.3)      17.1
            Publishing  . . . . . . . . .                    --       (14.6)       (14.6)           --      (14.6)


These merger-related charges principally relate to adjustments of programming assets based upon new management strategies and additional programming sources resulting from the merger with Paramount. In addition, a merger-related charge of $17.4 million has been taken in Corporate expenses reflecting the combination of the Viacom Inc. and Paramount staffs.

Exclusive of these merger-related charges and of the Paramount results described above, segment results of Viacom pre-merger operations for the three months ended March 31, 1994 were as follows:


Networks (Basic cable and premium television networks)

MTV Networks ("MTVN") revenues increased 30% to $173.7 million for the quarter ended March 31, 1994 from $133.5 million for the quarter ended March 31, 1993: 66% of this increase was attributable to increased advertising sales at each of the services; 17% to increased affiliate fees at each of the services; and 17% to other revenue sources. The increase in advertising sales and affiliate fees are principally due to rate increases. The increases in other revenue sources are principally due to revenues from new business ventures, including licensing and merchandising. Earnings from operations of MTVN increased 21% to $55.2 million for the quarter ended March 31, 1994 from $45.7 million for the quarter ended March 31, 1993, reflecting the increased revenues, partially offset by increased costs of operating the networks, including start-up losses of MTV Latino and Nickelodeon Magazine aggregating $2.5 million.

                 Management's Discussion and Analysis of Results of
                         Operations and Financial Condition.

Revenues of Showtime Networks Inc. ("SNI") increased 4% to $141.3 million for the quarter ended March 31, 1994 from $135.5 million for the quarter ended March 31, 1993 due to: 1) an increase of $5.5 million in revenues of Showtime Satellite Networks, Inc. ("SSN"), primarily due to a 38% increase in SSN's subscriber base, principally attributable to the use of upgraded scrambling technology, partially offset by a 4% decrease in average rates; 2) an increase of $3.8 million in revenues of Showtime Entertainment Group from the sale of foreign rights of original motion pictures; and 3) a decrease of $3.3 million in revenues from sales of Showtime and The Movie Channel from other than SSN, reflecting a 4% increase in the combined subscriber base, while the average affiliate rates decreased by 7%. SNI's premium movie services, Showtime, The Movie Channel and FLIX, served approximately 12.3 million subscribers as of March 31, 1994 and approximately 10.9 million subscribers as of March 31, 1993. SNI's earnings from operations increased 4% to $11.3 million for the quarter ended March 31, 1994 from $10.9 million for the quarter ended March 31, 1993, reflecting the increased revenues and a change in estimate of the cost of movie rights for previously exhibited programming of $13.7 million, partially offset by overall increased costs.


Entertainment (Television production and distribution and New Media)

Viacom Entertainment revenues decreased 22% to $50.1 million for the quarter ended March 31, 1994 from $64.5 million for the quarter ended March 31, 1993. The revenue variance is principally due to decreased syndication revenues. Lower sales to the broadcast, cable and other markets reflect lower syndication revenues for The Cosby Show. Earnings from operations decreased 85% to $1.9 million for the quarter ended March 31, 1994 from $13.1 million for the quarter ended March 31, 1993, primarily reflecting the decreased revenues and $2.3 million of start-up losses associated with Viacom New Media.

                 Management's Discussion and Analysis of Results of
                         Operations and Financial Condition.


Cable Television and Broadcasting (Cable television systems and Television and Radio stations)

Cable Television revenues decreased 4% to $100.7 million for the quarter ended March 31, 1994 from $104.5 million for the quarter ended March 31, 1993 due to: 1) a decrease of $5.9 million in basic revenue, primarily due to a 10% decrease in rates for basic services, partially offset by a 3% increase in basic customers; 2) a decrease of $1.7 million in premium revenue, primarily due to decreased rates; 3) an increase of $1.7 million in equipment charges; and 4) an increase of $2.1 million in other revenue sources. Total revenue per basic customer per month decreased 6% to $30.48 in 1994 from $32.44 in 1993. The revenue variances reflect the effect of the 1992 Cable Act rate regulations, released by the FCC, which became effective on September 1, 1993. Earnings from operations decreased 31% to $21.2 million for the quarter ended March 31, 1994 from $30.6 million for the quarter ended March 31, 1993, reflecting the decreased revenues and increased operating, general and administrative expenses, which include non-recurring costs associated with the implementation of FCC rate regulations.

The FCC released additional rate regulations on March 30, 1994 which became effective May 15, 1994. Viacom Inc. is evaluating the effect of these new rate regulations which require a reduction of rates in addition to that which the company has already taken.

Viacom Cable served approximately 1,111,000 basic customers subscribing to approximately 734,000 premium units as of March 31, 1994. Basic customers and premium units increased 3% and 1%, respectively, since March 31, 1993.

Television revenues increased 10% to $21.7 million for the quarter ended March 31, 1994 from $19.7 million for the quarter ended March 31, 1993, reflecting increased local and national advertising revenues for the Viacom stations. Earnings from operations increased 62% to $4.2 million for the quarter ended March 31, 1994 from $2.6 million for the quarter ended March 31, 1993, reflecting increased revenues.

Radio revenues increased 12% to $20.8 million for the quarter ended March 31, 1994 from $18.6 million for the quarter ended March 31, 1993, reflecting increased local advertising revenues. Earnings from operations increased 58% to $5.5 million for the quarter ended March 31, 1994 from $3.5 million for the quarter ended March 31, 1993, primarily reflecting the increased revenues.

                 Management's Discussion and Analysis of Results of
                         Operations and Financial Condition.

Corporate

Corporate expenses remained constant at $15.3 million for the quarters March 31, 1994 and March 31, 1993.


Other income and expense information

Net interest expense increased 15% to $47.3 million for the quarter ended March 31, 1994 from $41.0 million for the quarter ended March 31, 1993, reflecting interest on Paramount debt and increased bank borrowings (See "Capital Structure.")

For the quarter ended March 31, 1993, "Other items, net," reflects the pre-tax gain of approximately $55 million on the sale of the stock of the Wisconsin cable system, an adjustment to previously established non-operating litigation reserves and the net gain on the sale of a portion of an investment held at cost.

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes.

The annual effective tax rates of 48% for 1993 and negative 28% for 1994 continue to be affected by amortization of acquisition costs which are not deductible for tax purposes.

Due to the unusual and non-recurring nature of the gain on the sale of the Wisconsin cable system, its full income tax effect is reflected in the first quarter 1993 tax provision and is excluded from the estimated annual effective tax rate.

During the first quarter of 1993, Viacom International adopted
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," on a prospective basis and recognized a cumulative benefit from a change in accounting principle of $10.4 million.

"Equity in earnings of affiliated companies, net of tax" was $3.5 million for the quarter ended March 31, 1994 compared with $.3 million for the quarter ended March 31, 1993, primarily reflecting the inclusion of Paramount's earnings of affiliated companies for the one month ended March 31, 1994, and improved operating results at Lifetime and Comedy Central. During April 1994, Viacom International sold its equity investment in Lifetime (See "Subsequent Events.").

Effective January 1, 1994, Viacom International adopted Financial
Accounting Standards No. 112, "Employers Accounting for
Postemployment Benefits," which did not have a material effect on the Company's financial position or results of operations.

                 Management's Discussion and Analysis of Results of
                         Operations and Financial Condition.


Liquidity and Capital Resources

On March 11, 1994, Viacom Inc. acquired, pursuant to a tender offer (the "Paramount Offer"), 61,657,432 shares of Paramount Common Stock, constituting a majority of the shares outstanding, at a price of $107 per share in cash. (See Note 2 of Notes to Consolidated Financial Statements.)

Based on indebtedness as of March 31, 1994, Viacom Inc. anticipates that, following the Paramount Merger, Viacom Inc. and Paramount on a pro forma combined basis (the "Combined Company") will have outstanding total indebtedness of approximately $8.3 billion ($10.3 billion if the Blockbuster Merger is consummated) and 5% preferred stock with a liquidation preference of $1.8 billion ($1.2 billion if the Blockbuster Merger is consummated). Of such $8.3 billion, $3.7 billion was borrowed under the Merger Credit Agreement and must be repaid by November 18, 1994. The Merger Credit Agreement, together with other current maturities, may require Viacom to refinance up to $3.9 billion ($5.8 billion if the Blockbuster Merger is consummated) on various dates over a period ended November 18, 1994. Viacom Inc. also intends to refinance substantially all bank indebtedness of Viacom International (as described below).

During May 1994, Viacom Inc. received commitments in the aggregate amount of $3.0 billion from Bank of America NT&SA, Citibank, N.A., Morgan Guaranty Trust Company of New York and The Bank of New York, managing agents under a proposed long-term $6.8 billion credit facility, subject to receiving commitments for the remainder of the facility. The new facility is expected to have scheduled maturities commencing December 1996 and a final maturity of July 2002. This new facility will refinance existing bank indebtedness at Viacom International and Paramount and will be available for general corporate purposes. Viacom Inc. expects, during the second quarter of 1994, to receive commitments for the remainder of the facility from a syndicate of financial institutions.

On May 5, 1994, Viacom Inc., Viacom International and Paramount filed a shelf registration statement with the Securities and Exchange Commission ("SEC") registering $3 billion of debt securities and Preferred Stock, guaranteed by Viacom International and Paramount. Some or all of the securities may be issued in one or more offerings.

                 Management's Discussion and Analysis of Results of
                         Operations and Financial Condition.

Although Viacom expects that it will be able to refinance its indebtedness and meet its obligations without the need to sell any assets, Viacom is continuing to review opportunities for the sale of non-strategic assets as such opportunities may arise, including the exploration of the sale of the operations of Madison Square Garden and certain non-core publishing assets.

Viacom Inc. has substantially no source of funds other than dividends paid by Viacom International and, upon completion of the Paramount Merger, by Paramount on their respective stocks. The $1.9 billion credit facility of Viacom International (the "Viacom International Credit Agreement"), with certain exceptions, prohibits Viacom International from paying any dividends on its stock to Viacom Inc. This prohibition will not apply under the new Viacom Inc. facility described above.

Viacom Inc.'s scheduled maturities of debt under its credit facilities are $3.7 billion (1994) and $28.3 million (1995). Viacom International's scheduled maturities of long-term debt through December 31, 1998 under its credit facilities are $150 million
(1994), $358 million (1995), $358 million (1996) $358 million
(1997) and $358 million (1998).

Viacom Inc. and Viacom International were each in compliance with all covenants and had satisfied all financial ratios and tests as of March 31, 1994 under their Merger Credit Agreement (See "Capital Structure") and Viacom International Credit Agreement, respectively. Viacom Inc. and Viacom International expect to remain in compliance with such ratios as may be applicable from time to time during 1994.

Debt, including the current portion, as a percentage of total capitalization of Viacom Inc. was 67% at March 31, 1994 and 48% at December 31, 1993. The increase in debt as a percentage of total capitalization, results principally from bank financing related to the acquisition of the majority of Paramount Common Stock, partially offset by the issuance of Viacom Inc. Class B Common Stock to Blockbuster.

The indebtedness under Viacom Inc.'s and Viacom International's credit facilities bear interest at floating rates, causing Viacom International to be sensitive to changes in prevailing interest rates. As of March 31, 1994, Viacom International and Viacom Inc. had obtained interest rate protection agreements with respect to approximately $1.823 billion of indebtedness under the Viacom International and Viacom Inc. credit facilities. The interest rate protection agreements will mature during the period from 1994 through 1997. Viacom International expects to maintain interest rate protection agreements sufficient to meet requirements of the Viacom International Credit Agreement.

                 Management's Discussion and Analysis of Results of
                         Operations and Financial Condition.

Those commitments of Viacom Inc. for program license fees which are not reflected in the balance sheet as of March 31, 1994, which are estimated to aggregate approximately $2.5 billion, principally reflect commitments under Showtime Networks Inc.'s ("SNI's") exclusive arrangements with several motion picture companies and Madison Square Garden Network's agreement to televise the New York Yankees baseball games through the year 2000. This estimate is based upon a number of factors. A majority of such fees pertain to SNI and are payable within the next seven years, as part of normal programming expenditures. These commitments of SNI are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

Net cash flow from operating activities was negative $122.2 million for the three months ended March 31, 1994 versus negative $49.8 million for the three months ended March 31, 1993 due to decreased earnings from operations of Viacom International prior to merger-related charges and the loss from operations of Paramount for the month of March 1994. Net cash expenditures for investing activities of $6.3 billion for the three months ended March 31, 1994, principally reflects the acquisition of the majority of the shares outstanding of Paramount and capital expenditures. Net cash flows from investing activities of $28.6 million for the three months ended March 31, 1993, principally reflects proceeds from the sale of the Wisconsin cable system and an investment held at cost partially offset by capital expenditures, the acquisition of ICOM Simulations, Inc., the additional investment in StarSight Telecast, Inc. and advances to Comedy Central. Financing activities principally reflect borrowings and repayments of debt under the credit facilities during each period presented, and in 1994, the borrowings under the Merger Credit Agreement and the sale of Class B Common Stock to Blockbuster.


Subsequent Event

On April 4, 1994, Viacom International sold its one-third partnership interest in Lifetime for approximately $317.6 million, which will result in a pre-tax gain of approximately $267 million in the second quarter of 1994. Proceeds from the sale were used to reduce outstanding debt of Viacom International.

                 Management's Discussion and Analysis of Results of
                         Operations and Financial Condition.

Capital Structure

The following table sets forth the capitalization of Viacom Inc. and subsidiaries as of March 31, 1994 and December 31, 1993:

                                                                                           March 31,     December 31,
                                                                                               1994          1993
                                                                                            -------        ----------
                                                                                                (Millions of dollars)

            Current portion of long-term debt                                              $   39.1        $   58.5
                                                                                           ========        ========

            Long-term debt:
            Viacom Inc.:
              Notes payable to banks (a)  . . . . . . . . . . . . . . . . . . . .          $3,778.2       $    28.2
            Viacom International:
              Notes payable to banks  . . . . . . . . . . . . . . . . . . . . . .           1,939.8         1,900.0
               9.125% Senior Subordinated Notes due 1999                                      150.0           150.0
               8.75% Senior Subordinated Reset Notes
                    due 2001  . . . . . . . . . . . . . . . . . . . . . . . . . .             100.0           100.0
              10.25% Senior Subordinated Notes due 2001 . . . . . . . . . . . . .             200.0           200.0
               Obligations under capital leases . . . . . . . . . . . . . . . . .              61.6            61.8
            Paramount:
               5.875% Senior Notes due 2000 . . . . . . . . . . . . . . . . . . .             149.4             --
               7.5% Senior Notes due 2002 . . . . . . . . . . . . . . . . . . . .             246.6             --
               8.25% Senior Notes due 2022  . . . . . . . . . . . . . . . . . . .             246.9             --
               7.5% Senior Notes due 2023 . . . . . . . . . . . . . . . . . . . .             149.5             --
               7% Subordinated Debentures due 2002  . . . . . . . . . . . . . . .             180.6             --
               Other notes due 1994 to 1996 . . . . . . . . . . . . . . . . . . .              11.3             --
               Obligations under capital leases . . . . . . . . . . . . . . . . .              14.1             --
                                                                                           --------         -------


                        Total long-term debt  . . . . . . . . . . . . . . . . . .          $7,228.0        $2,440.0
                                                                                           =========       ========

            Shareholders' equity of Viacom Inc.:
              Preferred Stock . . . . . . . . . . . . . . . . . . . . . . . . . .          $1,800.0        $1,800.0
              Common stock and additional paid-in
                    capital (b) . . . . . . . . . . . . . . . . . . . . . . . . .           2,172.1           922.1
              Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .            (458.1)           (4.0)
              Cumulative translation adjustment . . . . . . . . . . . . . . . . .              (3.6)             --
                                                                                           ---------        ---------
                                      Total shareholders' equity  . . . . . . . .          $3,510.4        $2,718.1
                                                                                           =========        =========

______________

      a) On March 11, 1994, Viacom Inc. borrowed $3.7 billion under a credit agreement dated as of November 19, 1993, as amended on January 5, 1994 and February 15, 1994 (the "Merger Credit Agreement"), among Viacom Inc., the banks named therein, and The Bank of New York, Citibank, N.A. and Morgan Guaranty Trust Company of New York, as Managing Agents.

      b) On March 31, 1994, there were 53,449,525 outstanding shares of Class A Common Stock (100,000,000 shares authorized) and 90,078,203 outstanding shares of Class B Common Stock (150,000,000 shares authorized); there were approximately 223,460 unissued shares of Class A Common Stock and 29,408,859 unissued shares of Class B Common Stock reserved principally for stock options granted under the Long-Term Incentive Plan.

                 Management's Discussion and Analysis of Results of
                         Operations and Financial Condition.



National Amusements Inc. ("NAI") held approximately 64.2% of outstanding Viacom Inc. Common Stock as of March 31, 1994, which consisted of 85.2% of then outstanding Class A Common Stock and 51.7% of then outstanding Class B Common Stock. Pursuant to a purchase program initiated in August 1987, NAI announced its intent to buy, from time to time, up to an additional 3,000,000 shares of Class A Common Stock and 2,423,700 shares of Class B Common Stock. As of March 31, 1994, NAI had acquired an aggregate of 3,374,300 shares of Common Stock, consisting of 1,466,200 shares of Class A Common Stock and 1,908,100 shares of Class B Common Stock pursuant to this buying program. On August 20, 1993, NAI ceased making purchases of Common Stock.

                              _____________

Viacom International and Viacom Inc. filed a shelf registration statement with the SEC registering $800 million of debt securities (or, if such debt securities are issued at an original issue discount, such greater principal amount as shall result in an aggregate offering price equal to $800 million) guaranteed by Viacom Inc. The registration statement was declared effective by the SEC on March 11, 1993. Some or all of the debt securities may be issued by Viacom International in one or more offerings.

                      PART II -- OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

    12.1 Computation of Ratio of Earnings to Fixed Charges of Viacom International.

    12.2 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of Viacom Inc.

(b)  Reports on Form 8-K for Viacom Inc.

    Current Reports on Form 8-K of Viacom Inc. with a report date of January 12, 1994 relating to the execution of an Agreement and Plan of Merger dated as of January 7, 1994 by and between Blockbuster Entertainment Corporation and Viacom Inc.

    Current Reports on Form 8-K of Viacom Inc. with a report date of March 10, 1994 relating to the issuance and sale by Viacom Inc. to Blockbuster Entertainment Corporation of 22,727,273 shares of Class B Common Stock of Viacom Inc.

    Current Reports on Form 8-K of Viacom Inc. with a report date of March 11, 1994 relating to the completion of Viacom Inc.'s tender offer for a majority of the outstanding common stock of Paramount Communications Inc. and he filing of certain historical and pro forma financial data.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             VIACOM INC.
                                             (Registrant)


Date      May 19, 1994                  /s/ Frank J. Biondi, Jr.

                                            Frank J. Biondi, Jr.
                                            President,
                                            Chief Executive Officer


Date      May 19, 1994                 /s/  George S. Smith

                                            George S. Smith, Jr.
                                            Senior Vice President,
                                            Chief Financial Officer

                              Exhibit Index

                                                          Page


12.1    Computation of Ratio of Earnings  to  Fixed
        Charges of Viacom International

12.2    Computation   of  Ratio  of   Earnings   to
        Combined Fixed Charges and Preferred  Stock
        Dividends of Viacom Inc.