Form 10-Q
period 1994-06-30
VIACOM INC
filed 1994-08-15
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                                      FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1994
                                                    -------------

                            Commission file number 1-9553
                                                   ------


                                   VIACOM INC.
       ----------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                 Delaware                                 04-2949533
       ------------------------------------------------------------------
           (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)              Identification)

          200 Elm Street, Dedham, MA                           02026
       ----------------------------------------------------------------------
       (Address of principal executive offices)               (Zip code)

       Registrant's telephone number, including area code (617) 461-1600
                                                         ----------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
       for the past 90 days.    Yes    X   .  No _____.
                                    --------

       Number of shares of Common Stock Outstanding at July 31, 1994:

         Class A Common Stock, par value $.01 per share - 53,451,425

         Class B Common Stock, par value $.01 per share - 140,962,024

                            PART I - FINANCIAL INFORMATION
                            ------------------------------

     Item 1. Financial Statements.


     VIACOM INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS
     -------------------------------------
     (Unaudited; all amounts, except per share amounts, are in millions)

                                                                                         Three months ended
                                                                                              June 30,
                                                                                  ---------------------------------
                                                                                       1994                    1993
                                                                                       ----                    ----
        Revenues                                                                             $1,728.4             $495.8

        Expenses:
             Operating                                                                          958.6              211.3
             Selling, general and administrative                                                478.4              143.6
             Depreciation and amortization                                                      107.4               34.3
                                                                                             --------             ------
                  Total expenses                                                              1,544.4              389.2
                                                                                             --------             ------

        Earnings from operations                                                                184.0              106.6

        Other income (expense):
             Interest expense, net                                                             (102.7)             (39.7)
             Other items, net (See Note 8)                                                      268.1               14.0
                                                                                              -------             ------

        Earnings before income taxes                                                           349.4                80.9
             Provision for income taxes                                                         (91.0)             (38.8)
             Equity in earnings (loss) of affiliated
                  companies, net of tax                                                           0.2               (0.5)
             Minority interest                                                                    6.0                --
                                                                                              -------              ------
        Net earnings before extraordinary loss                                                  264.6                41.6
             Extraordinary loss, net of tax                                                      20.4                 --
                                                                                              -------              ------
        Net earnings                                                                            244.2                41.6
             Cumulative convertible preferred stock
                  dividend requirement                                                           22.5                  --
                                                                                              -------              ------
        Net earnings attributable to common stock                                             $ 221.7              $ 41.6
                                                                                              =======              ======

        Weighted average number of common shares:
             Primary                                                                           143.5                120.5
             Fully diluted                                                                     169.7                120.5

        Net earnings (loss) per common share:
             Primary:
                  Net earnings before extraordinary loss                                       $1.69                $ 0.35
                  Extraordinary loss, net of tax                                               (0.14)                  --
                                                                                             -------                -----
                  Net earnings                                                                 $1.55                $ 0.35
                                                                                               =====                ======

             Fully diluted:
                  Net earnings before extraordinary loss                                       $1.56                $ 0.35
                  Extraordinary loss, net of tax                                               (0.12)                  --
                                                                                               ------               -----
                  Net earnings                                                                 $1.44                $ 0.35
                                                                                               =====                ======

                See notes to consolidated financial statements.

     VIACOM INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS
     -------------------------------------
     (Unaudited; all amounts, except per share amounts, are in millions)

                                                                                           Six months ended
                                                                                              June 30,
                                                                                  ---------------------------------
                                                                                       1994                    1993
                                                                                       ----                    ----
        Revenues                                                                             $2,606.8              $966.4

        Expenses:
             Operating                                                                        1,778.9               430.4
             Selling, general and administrative                                                777.0               267.2
             Depreciation and amortization                                                      167.1                72.1
                                                                                             --------              ------
                Total expenses                                                                2,723.0               769.7
                                                                                             --------              ------

        Earnings (loss) from operations                                                       (116.2)               196.7

        Other income (expense):
             Interest expense, net                                                            (150.0)               (80.7)
             Other items, net (See Note 8)                                                     263.3                 67.0
                                                                                             --------              ------

        Earnings (loss) before income taxes                                                     (2.9)               183.0
             Provision for income taxes                                                       (186.1)               (70.6)
             Equity in earnings (loss) of affiliated companies,
                net of tax                                                                       3.7                 (0.2)
             Minority interest                                                                  18.3                  --
                                                                                             -------               ------
        Net earnings (loss) before extraordinary loss and
                cumulative effect of change in accounting principle                           (167.0)               112.2
             Extraordinary loss, net of tax                                                     20.4                  --
             Cumulative effect of change in accounting principle                                 --                  10.4
                                                                                             -------               ------
        Net earnings(loss)                                                                    (187.4)               122.6
             Cumulative convertible preferred stock dividend
                requirement                                                                    (45.0)                 --
                                                                                             --------              ------
        Net earnings (loss) attributable to common stock                                     $(232.4)              $122.6
                                                                                             ========              ======

        Weighted average number of common shares:
             Primary                                                                           135.0                120.5
             Fully diluted                                                                     135.0                120.5

        Net earnings (loss) per common share:
             Primary:
                Net earnings (loss) before extraordinary loss and
                   cumulative effect of change in accounting principle                         $(1.57)              $ 0.93
                Extraordinary loss, net to tax                                                   (.15)                --
                Cumulative effect of change in accounting principle                              --                   0.09
                                                                                                -----                -----
                Net earnings (loss)                                                            $(1.72)              $ 1.02
                                                                                               =======              ======

             Fully diluted:
                Net earning loss before extraordinary loss and
                   cumulative effect of change in accounting principle                         $(1.57)               $0.93
                Extraordinary loss, net of tax                                                  (0.15)                --
                Cumulative effect of change in accounting principle                              --                   0.09
                                                                                               ------                -----
                Net earnings (loss)                                                            $(1.72)               $1.02
                                                                                               =======               =====

             See notes to consolidated financial statements.

     VIACOM INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
     ---------------------------
     (All amounts are in millions)




                                                          June 30, December 31,
                                                           1994        1993
                                                       (Unaudited)
                                                       -----------   ----------
     Assets
     Current Assets:

      Cash and cash equivalents                      $413.9         $1,882.4

      Receivables, less allowances of
        $57.1 (1994) and $33.9 (1993)               1,348.2            351.8

      Inventory (See Note 4)                          325.7              --

      Theatrical and television inventory
        (See Note 4)                                1,268.2            356.5

      Other current assets                            792.8            95.7
                                                    --------       -------

        Total current assets                         4,148.8       2,686.4
                                                    --------       -------

     Property and equipment, at cost                 2,492.3         901.4

      Less accumulated depreciation                    420.1         347.2
                                                    --------       -------

        Net property and equipment                   2,072.2         554.2
                                                    --------       -------

     Theatrical and television inventory
      (See Note 4)                                   1,049.6         789.5

     Intangibles, at amortized cost                  7,832.3       2,180.6

     Other assets                                    1,242.4         206.2
                                                    --------       --------

                                                   $16,345.3      $6,416.9
                                                    =========      ========

                 See notes to consolidated financial statements.

   VIACOM INC. AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
   ---------------------------
   (All amounts, except share and per share amounts, are in millions)

                                                                                                June 30,        December 31,
                                                                                                   1994              1993
                                                                                             (Unaudited)
                                                                                             -----------     -----------------
   Liabilities and Shareholders' Equity

   Current Liabilities:
     Accounts payable                                                                        $233.0               $  96.6
     Accrued interest                                                                          83.6                  20.7
     Deferred income, current                                                                 261.2                  50.9
     Other accrued expenses                                                                 1,520.9                 261.3
     Income taxes                                                                             599.4                 140.5
     Participants share, residuals and royalties
          payable                                                                             617.1                 139.1
     Program rights, current                                                                  192.0                 198.0
     Current portion of long-term debt                                                         17.5                  58.5
                                                                                             -------              -------

          Total current liabilities                                                         3,524.7                 965.6
                                                                                             -------              -------

   Long-term debt                                                                           7,228.2               2,440.0
   Program rights, non-current                                                                116.0                  86.9
   Other liabilities                                                                          720.3                 206.3
   Minority interest in consolidated subsidiaries                                           1,025.3                  --

   Commitments and contingencies (See Note 6)

   Shareholders' Equity of Viacom Inc.:
     Preferred Stock, par value $.01 per share;
          100,000,000 shares authorized; 48,000,000
          shares issued and outstanding                                                     1,800.0               1,800.0
     Class A Common Stock, par value $.01 per share;
          100,000,000 shares authorized; 53,450,625
          (1994) and 53,449,325(1993) shares issued
           and outstanding                                                                      0.5                   0.5
     Class B Common Stock, par value $.01 per share;
           150,000,000 shares authorized; 90,088,042
           (1994) and 67,347,131 (1993) shares issued
           and outstanding                                                                      0.9                   0.7
     Additional paid-in capital                                                             2,163.3                 920.9
     Accumulated deficit                                                                     (236.4)                 (4.0)
     Cumulative translation adjustment                                                          2.5                    --
                                                                                             -------              --------
                                                                                             3,730.8              2,718.1
                                                                                             -------              --------
                                                                                           $16,345.3             $6,416.9
                                                                                           =========             ========


                 See notes to consolidated financial statements.

  VIACOM INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  -------------------------------------
  (Unaudited; all amounts are in millions)

                                                                                             Six months ended June 30,
                                                                                             -------------------------
                                                                                            1994               1993
                                                                                            ----               ----
        Net cash flow from operating activities:
              Net earnings (loss)                                                            (187.4)          $122.6
              Adjustment to reconcile net earnings to net
                  cash flow from operating activities:
                  Merger-related charges                                                      332.1             --
                  Depreciation and amortization                                               167.1            72.1
                  Gain on the sale of Lifetime, net of tax                                   (164.4)            --
                  Gain on the sale of the cable system, net of tax                              --            (45.8)
                  Gain on sale of investment held at cost                                       --            (17.4)
                  Minority interest                                                           (18.3)            --
                  Extraordinary loss, net of tax                                               20.4             --
                  Cumulative effect of change in accounting principle                           --            (10.4)
                  Increase in receivables                                                     (75.0)          (39.2)
                  Decrease in accounts payable and accrued expenses                          (124.5)          (35.7)
                  Increase in programming assets and related liabilities, net                (152.1)          (89.4)
                  Increase (decrease) in income taxes payable
                    and deferred income taxes, net                                            (39.3)           35.4
                  Decrease in pre-publication costs, net                                       23.8             --
                  Increase in prepaid expenses                                                (59.8)            --
                  Decrease in deferred income                                                 (13.5)          (12.2)
                  Decrease in unbilled receivable                                              15.1            11.8
                  Other, net                                                                  (17.4)            6.9
                                                                                             -------          -----
                      Net cash flow from operating activities                                (293.2)           (1.3)
                                                                                             -------          ------

           Investing Activities:
              Capital expenditures                                                           (123.0)          (59.5)
              Investments in and advances to affiliated companies                             (32.2)          (15.8)
              Advances from affiliated companies                                               25.1             1.2
              Proceeds from sale of the Wisconsin cable system                                  --             73.7
              Proceed from the sale of Lifetime                                               317.6             --
              Decrease in short-term and other investments                                     49.6            18.1
              Proceeds from sale of transponders                                                --             51.0
              Transponder deposits                                                              --            (46.7)
              Acquisitions, net of cash acquired                                           (6,291.0)          (68.8)
              Other, net                                                                      (27.8)           (0.5)
                                                                                           ---------        -------
                  Net cash flow from investing activities                                  (6,081.7)          (47.3)
                                                                                           ---------        -------

           Financing Activities:
              Short-term borrowings (repayments) from banks, net                            3,721.1            22.9
              Borrowings (repayment) of Debt                                                  (13.9)           42.2
              Proceeds from issuance of Class B Common Stock                                1,250.0             --
              Payment of Preferred Stock dividends                                            (35.3)            --
              Other, net                                                                      (15.5)            0.1
                                                                                           ---------          -----
                      Net cash flow from financing activities                               4,906.4            65.2
                                                                                            -------            ----
              Net (decrease) increase in cash and cash equivalents                         (1,468.5)           16.6
              Cash and cash equivalents at beginning of the period                          1,882.4            48.4
                                                                                             --------         ----
           Cash and cash equivalents at end of period                                      $  413.9           $65.0
                                                                                             ========         =====


              See notes to consolidated financial statements

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


     1) BASIS OF PRESENTATION

     Viacom Inc. is a holding company whose principal assets are the common stock of Viacom International Inc.("Viacom International") and, effective March 1, 1994, its majority ownership of Paramount. On July 7,1994, Paramount became a wholly owned subsidiary of Viacom Inc. (see Note 2). Paramount's results of operations are included in Viacom Inc.'s consolidated results of operations since March 1994. Viacom Inc. is a diversified entertainment company with operations in four principal segments;(i) Networks, (ii) Entertainment, (iii) Cable Television and Broadcasting and (iv) Publishing.

     Net earnings (loss) per common share - Primary net earnings per common share is calculated based on the weighted average number of Viacom Inc. common shares outstanding during each period. The effect of the assumed exercise of stock options is antidilutive or immaterial and, therefore, the effect is not reflected in primary net earnings (loss) per common share. For the second quarter of 1994, the fully diluted per common share computation also reflects the effect of the assumed exercise of stock options into .4 million shares of common stock and the conversion of the Preferred Stock into 25.7 million shares of common stock. For the six months ended June 30, 1994, the effect on net loss per common share of the assumed exercise of stock options and the assumed conversion of Preferred Stock is antidilutive and therefore not reflected in net loss per common share.

     Certain amounts on the 1993 balance sheet and statement of cash flows have been reclassified to conform with the current year presentation.


     2) PARAMOUNT MERGER, BLOCKBUSTER MERGER AND RELATED TRANSACTIONS

     On March 11, 1994, Viacom Inc. acquired a majority of the Paramount common stock outstanding at a price of $107 per share in cash. On July 7, 1994, Paramount became a wholly owned subsidiary of Viacom Inc. (the "Paramount Merger") at the effective time of a merger between Paramount and a subsidiary of Viacom Inc. Each share of Paramount common stock outstanding at the time of the Paramount Merger (other than shares held in the treasury of Paramount or owned by Viacom Inc. and other than shares held by any stockholders who shall have demanded and perfected appraisal rights) was converted into the right to receive (i) 0.93065 of a share of Class B Common Stock, (ii)

                            VIACOM INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     $17.50 principal amount of 8% exchangeable subordinated debentures ("8% Debentures") of Viacom Inc., (iii) 0.93065 of a contingent value right ("CVR"), (iv) 0.5 of a warrant to purchase one share of Class B Common Stock at any time prior to the third anniversary of the Paramount Merger at a price of $60 per share, and (v) 0.3 of a warrant to purchase one share of Class B Common Stock at any time prior to the fifth anniversary of the Paramount Merger at a price of $70 per share.

     The Paramount Merger has been accounted for under the purchase method of accounting. The unaudited condensed pro forma results of operations data presented below assumes the Paramount Merger and related transactions and the sale of the one-third partnership interest in Lifetime Television ("Lifetime") (see Note 8) occurred at the beginning of each period presented. The unaudited condensed pro forma results of operations data was prepared based upon the historical consolidated statements of operations of Viacom Inc. for the six months ended June 30, 1994 and 1993 and of Paramount for the two months ended February 28, 1994 and six months ended July 31, 1993, respectively, adjusted to exclude non-recurring merger-related charges of $332.1 million. Financial information for Paramount subsequent to the date of acquisition is included in the Viacom Inc. historical information. Intangible assets are being amortized principally over 40 years on a straight-line basis. The unaudited pro forma information is not necessarily indicative of the combined results of operations of Viacom Inc. and Paramount that would have occurred if the transaction had occurred on the dates previously indicated nor are they necessarily indicative of future operating results of the combined company.

                                                       Six months ended June 30,
                                                       -------------------------


                                                          1994           1993
                                                          ----           ----

                                                         (Millions of dollars)



     Revenues                                           $3,324.0   $3,407.9
     Earnings from operations                           $  135.5   $  297.4
     Net earnings (loss) before extraordinary loss,
      cumulative effect of change in accounting
     principle and preferred stock dividends            $ (284.4)  $   39.2
     Net loss attributable to common stock
     before extraordinary loss and cumulative
      effect of change in accounting principle          $ (329.4)  $   (5.8)
     Loss per common share before extraordinary
      loss and cumulative effect of change in
      accounting principle                              $  (1.57)  $  (0.03)

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

                            VIACOM INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     be converted into the right to receive (i) 0.08 of a share of Class A Common Stock, (ii) 0.60615 of a share of Class B Common Stock, and
     (iii) one variable common right.

     The Blockbuster Merger has been unanimously approved by the Boards of Directors of each of the respective companies. The obligation of Viacom Inc. and Blockbuster to consummate the merger is subject to various conditions, including obtaining requisite stockholder approval. National Amusements, Inc. ("NAI") has agreed to vote its shares of Viacom Inc. in favor of the Blockbuster Merger; therefore approval by Viacom Inc. of the Blockbuster Merger is assured.

     In a letter to stockholders dated May 4, 1994, H. Wayne Huizenga, the Chairman of the Board of Blockbuster, stated that, although the Blockbuster Board continues to believe that the combination of Blockbuster with Viacom Inc. and Paramount represents an excellent strategic opportunity, given the stock prices as of the date of his letter, there could be no assurance that the Blockbuster Board would be able to recommend the Blockbuster Merger Agreement to the Blockbuster shareholders at the time of any shareholder meeting called to vote on the Blockbuster Merger. Mr. Huizenga also stated, among other things, that Blockbuster was unable to say whether or not the Blockbuster Merger would go forward or whether or not any special meeting of Blockbuster shareholders would be called to vote on the Blockbuster Merger.

     The closing prices reported by the New York Stock Exchange of Blockbuster's Common Stock and the American Stock Exchange of Class A and Class B Common Stock as of the close of business on January 6, 1994, the date prior to the announcement of the Blockbuster Merger, were $29 7/8 per share, $47 per share and $42 3/4 per share, respectively. Such prices as of May 3, 1994, the day prior to the stockholders letter, were $26 3/4 per share, $26 per share and $24 1/4 per share, respectively. Such prices were $28 1/8 per share, $41 per share, and $36 13/64 per share, respectively, as of the close of business on August 11, 1994.


     3) PARAMOUNT MERGER-RELATED CHARGES

     Included in earnings (loss) from operations for the six months ended June 30, 1994 are certain merger-related charges to Viacom's pre-merger businesses, reflecting the integration of these businesses with similar Paramount units, and related management and strategic changes principally related to the merger with Paramount as follows:

                            VIACOM INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                                    Viacom                            Viacom        Merger-
                                                  Pre-Merger        Paramount       Paramount       Related           Total
                                                                     Results         Combined       Charges        As Reported
                                                  ----------         -------         --------       -------        -----------

                                                                            (Millions of dollars)

        Networks                                $143.9            $(2.6)          $141.3          $  (73.4)       $ 67.9
        Entertainment                              4.0             28.1             32.1            (224.0)       (191.9)
        Cable Television and
           Broadcasting                           67.8             22.0             89.8             (17.3)        72.5
        Publishing                                 --              16.0             16.0               --          16.0
                                                -----             ------          ------             -----        ------
        Segment earnings (loss)
           from operations                       215.7             63.5            279.2            (314.7)       (35.5)
        Corporate                                (41.3)           (22.0)           (63.3)            (17.4)       (80.7)
                                                ------            -------         -------         --------        ------

                  Total                         $174.4            $41.5           $215.9           $(332.1)     $(116.2)
                                                ======            =====           ======           ========     ========



     Merger-related charges principally relate to adjustments of programming assets based upon new management strategies and additional programming sources resulting from the merger with Paramount. In addition, a merger-related charge included in Corporate expenses reflects the combination of the Viacom Inc. and Paramount staffs.


     4) INVENTORIES

     Inventories are stated as follows:

                                                      June 30,    December 31,
                                                        1994          1993
                                                        ----          ----

     Current:                                          (Millions of dollars)


        Publishing and other:
          Lower of cost or net realizable value:
           Finished goods                           $  275.7
           Work in process                              17.8
           Materials and supplies                       32.2
                                                    --------
                                                    $  325.7
                                                    ========
        Theatrical and television productions:
          Released                                  $  808.6          $   73.7
          Completed, not released                       94.1               --
          In process and other                          36.5               --

        Program rights                                 329.0             282.8
                                                    --------          --------
                                                    $1,268.2          $  356.5
                                                    ========          ========
     Non-current:
        Theatrical and television productions:
          Released                                  $  221.1          $   93.0
          In process and other                         248.4               --

        Program rights                                 580.1             696.5
                                                    --------           -------

                                                    $1,049.6          $  789.5
                                                    ========          ========

                            VIACOM INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     5) BANK FINANCING AND DEBT

     Total debt, which includes short-term and long-term debt, consists of the following:

                                                       June 30,     December 31,
                                                         1994           1993
                                                        ------        ------
                                                          (Millions of dollars)
     Viacom Inc.:
       Notes payable to banks (a)                      $ 3,778.3   $   68.1

     Viacom International:
       Notes payable to banks                            1,687.4    1,915.1
       9.125% Senior Subordinated Notes due 1999           150.0      150.0
       8.75%  Senior Subordinated Reset Notes due
             2001                                         100.0       100.0
      10.25% Senior Subordinated Notes due 2001           200.0       200.0
       Obligations under capital leases                    92.2        65.3

     Paramount:
       Notes payable to banks                             230.0       --
       5.875% Senior Notes due 2000                       149.4       --
       7.5% Senior Notes due 2002                         246.8       --
       8.25% Senior Debentures due 2022                   246.9       --
       7.5% Senior Debentures due 2023                    149.5       --
       7% Subordinated Debentures due 2003                181.4       --
       Other notes due 1994 to 1996                        14.5       --
       Obligations under capital leases                    19.3       --
                                                         ------      -------
                                                       7,245.7
                                                                   2,498.5
     Less current portion                                 17.5        58.5
                                                       -------     --------
                                                      $7,228.2    $2,440.0
                                                      ========    ========


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

     On July 1, 1994, Viacom Inc., entered into an aggregate $6.489 billion credit agreement (the "Viacom Credit Agreement") and Viacom International and certain of it subsidiaries (the "Subsidiary Obligors") entered into a $311 million credit agreement (the "Viacom International Credit Agreement," collectively with the Viacom Credit Agreement the "Credit Agreement") each with certain banks. The following is a summary description of the Credit Agreement. The description does not purport to be complete and should be read in conjunction with the Credit Agreement.

     The Viacom Credit Agreement is comprised of (i) a $2.5 billion senior unsecured 2-1/2 year revolving short term loan (the "Short-Term Loan") maturing December 31, 1996, (ii) a $1.8 billion senior unsecured 8 year reducing revolving loan (the "Revolving Loan") maturing July 1, 2002 and (iii) a $2.189 billion 8 year term loan

                            VIACOM INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     maturing July 1, 2002 (the "Term Loan"), and is guaranteed by Viacom International and Paramount. The Viacom International Credit Agreement is comprised of a $311 million 8-year term loan to Viacom International and certain of its subsidiaries maturing July 1, 2002, and is guaranteed by Viacom Inc. and Paramount.

     The interest rate on all loans made under the Credit Agreement is based upon Citibank, N.A.'s base rate, the Federal Funds Rate or the London Interbank Offered Rate and is affected by Viacom Inc.'s credit rating. Viacom Inc. is permitted to issue commercial paper with a maturity at the time of issuance not to exceed nine months, provided that following each issuance of commercial paper the aggregate amount of the Revolving Loans and Short-Term Loan outstanding, together with the aggregate face amount of commercial paper outstanding shall not exceed the aggregate amount of the Revolving Loan commitment and the Short-Term Loan commitment at such time.

     Viacom Inc. is required to repay the outstanding principal amount of the Short-Term Loan in full on December 31, 1996. Viacom Inc. is required to repay the principal outstanding under the Term Loan and the Viacom International Credit Agreement in quarterly payments of 3% for the period commencing July 1, 1997 through October 1, 1997, 4% for the period January 1, 1998 through October 1, 1999, 5% for the period January 1, 2000 through October 1, 2000, and 6% for the period January 1, 2001 through July 1, 2002. The Revolving Loan commitment will be reduced by $90 million on July 1, 1998, $360 million on July 1, 1999, $360 million on July 1, 2000, $450 million on July 1, 2001 and $540 million on July 1, 2002. After giving effect to such Revolving Loan commitment reductions, the principal amount outstanding of such Revolving Loans can not exceed the aggregate Revolving Loan commitment.

     Viacom Inc. may prepay the loans and reduce commitments under the Viacom Credit Agreement in whole or in part at any time. Viacom Inc. is required, subject to certain conditions, to make prepayments under the Short-Term Loan resulting from receipt of the first $2.5 billion in the aggregate of net cash proceeds from asset sales other than in the ordinary course of business or from capital market transactions. In the event that a Subsidiary Obligor ceases to be a wholly owned subsidiary of Viacom Inc. or Viacom International, the loans of such Subsidiary Obligor shall be due and payable on the date on which such subsidiary ceases to be a wholly owned subsidiary. If such event occurs prior to December 31, 1996 or the repayment in full of all Short-Term Loans, Viacom Inc. may elect to convert any outstanding portion of the Short-Term Loan into additional Term Loans in an amount equal to the principal amount of such Subsidiary Obligor's loan.

     The Credit Agreement contains certain covenants which, among other things, require that Viacom Inc. maintain certain financial ratios and impose on Viacom Inc. and its subsidiaries certain limitations on substantial asset sales and merger into any other company in which Viacom Inc. is not the surviving entity. The Viacom International Credit Agreement also contains covenants which impose limitations on the incurrence of borrowed money.

                            VIACOM INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Credit Agreement contains certain customary events of default and provides that it is an event of default if National Amusements, Inc. ("NAI") fails to own at least 51% of the outstanding voting stock of Viacom Inc.

     Viacom Inc. is required to pay a commitment fee based on the aggregate daily unborrowed portion of the loan commitments. The Credit Agreement does not require compensating balances.

     The proceeds from the Credit Agreement were used to refinance the previously existing bank debt of Viacom Inc., Viacom International and Paramount. Viacom Inc. recognized an extraordinary loss from the extinguishment of debt of $32.3 million, less a tax benefit of $11.9 million.


     6) COMMITMENTS AND CONTINGENCIES

     Those commitments of Viacom Inc. for program license fees which are not reflected in the balance sheet as of June 30, 1994, which are estimated to aggregate approximately $2.3 billion, principally reflect commitments under Showtime Networks Inc.'s ("SNI's") exclusive arrangements with several motion picture companies and Madison Square Garden Network's agreement to televise the New York Yankees baseball games through the year 2000. This estimate is based upon a number of factors. A majority of such fees pertain to SNI and are payable within the next seven years, as part of normal programming expenditures. These commitments of SNI are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.


     7) PROVISION FOR INCOME TAXES

     The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. (See "Extraordinary Losses" for tax benefit related to extraordinary loss).

     The annual effective tax rates of 48% for 1993 and negative 31% for 1994 continue to be affected by amortization of acquisition costs which are not deductible for tax purposes.

     Due to the unusual and non-recurring nature of the gain on the sale of Viacom International's one-third partnership interest in Lifetime and the Wisconsin cable system, the full income tax effect of each transaction is reflected in the second quarter 1994 and first quarter 1993 tax provision, respectively, and is excluded from the estimated annual effective tax rate.

     During the first quarter of 1993, Viacom International adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" on a prospective basis and recognized a cumulative benefit from a change in accounting principle of $10.4 million.

                            VIACOM INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     8) OTHER ITEMS, NET

     On April 4, 1994, Viacom International sold its one-third partnership interest in Lifetime for approximately $317.6 million, which resulted in a pre-tax gain of approximately $267.4 million in the second quarter of 1994. Proceeds from the sale were used to reduce outstanding debt of Viacom International.

     As part of the settlement of the Time Warner antitrust lawsuit, Viacom International sold the stock of Viacom Cablevision of Wisconsin, Inc. to Warner Communications Inc. ("Warner"). This transaction was effective on January 1, 1993. As consideration for the stock, Warner paid the sum of $46 million, $20 million of which was received during 1992, plus repayment of debt in the amount of $49 million, resulting in a pre-tax gain of approximately $55 million reflected in "Other items, net." Also reflected in this line item is a net gain on the sale of a portion of an investment held at cost and adjustment to previously established non-operating litigation reserves.


     9) SUPPLEMENTAL CASH FLOW INFORMATION
                                                         Six months ended
                                                            June 30,
                                                      -------------------
                                                         1994        1993
                                                         ----        ----
                                                       (Millions of dollars)
     Cash payments for interest, net of amounts
     capitalized                                       $153.2      $82.7
     Cash payments for income taxes                    $ 76.4      $28.6



     Item 2. Management's Discussion and Analysis of Results of
               Operations and Financial Condition.

     Management's discussion and analysis of the combined results of operations and financial condition of Viacom Inc., Viacom
     International and Paramount should be read in conjunction with the Consolidated Financial Statements and related Notes.

     On March 11, 1994, Viacom Inc. acquired a majority interest in Paramount pursuant to the terms of its tender offer. Paramount became a wholly owned subsidiary of Viacom Inc. on July 7, 1994, upon the closing of the merger pursuant to the Paramount Merger Agreement.

     The following tables set forth revenues, depreciation and amortization, earnings (loss) from operations, equity in pre-tax earnings of affiliated companies and earnings from operations plus equity in pre-tax earnings by business segment for the periods indicated.

                       Management's Discussion and Analysis of
                    Results of Operations and Financial Condition


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

          Cable Television and Broadcasting - Viacom Radio, Viacom Television, Paramount Stations Group and Viacom Cable.

          Publishing - Simon & Schuster.

                                                                                                    Equity in
                                                                               Earnings              pre-tax           Operations
                                                                                 from              earnings of            plus
        Three months ended                            Depreciation            operations            affiliated           equity
           June 30, 1994             Revenues        & amortization          (as reported)          companies           earnings
           -------------           ------------------------------------------------------------------------------------------------
                                                         (Millions of dollars)

        Networks                    $374.7              $ 13.9                 $71.2                    $ 4.2             $75.4
        Entertainment                676.0                35.7                  65.1                     (4.1)             61.0
        Cable &
         Broadcasting                218.6                29.9                  55.5                      --               55.5
        Publishing                   469.1                26.1                  30.5                                       30.5
        Corporate                      --                  1.8                 (38.3)                     --              (38.3)
        Intercompany                 (10.0)                --                    --                       --                --
                                  --------               -----                -------                  ------            ------

        Totals                    $1,728.4              $107.4                $184.0                    $ 0.1            $184.1
                                  ========              ======                ======                    =====            ======

                                                                                                    Equity in
                                                                               Earnings              pre-tax           Operations
                                                                                 from              earnings of            plus
         Three months ended                           Depreciation            operations            affiliated           equity
           June 30, 1993             Revenues        & amortization          (as reported)          companies           earnings
           -------------           ------------------------------------------------------------------------------------------------
                                                         (Millions of dollars)

        Networks                      $305.5               $9.8                 $65.1                 $0.3                $65.4
        Entertainment                   40.7                1.3                  12.2                 (1.0)                11.2
        Cable &
         Broadcasting                  155.4               22.3                  46.7                  --                  46.7
        Publishing                       --                 --                    --                   --                   --
        Corporate                        --                 0.9                 (17.4)                 --                 (17.4)
        Intercompany                    (5.8)               --                    --                   --                   --
                                      -------              -----                ------                ----                -------

        Totals                        $495.8               $34.3                $106.6                $(0.7)              $105.9
                                      ======               =====                ======                ======              ======



                                                                                                    Equity in
                                                                               Earnings              pre-tax           Operations
                                                                                 from              earnings of            plus
          Six months ended                            Depreciation            operations            affiliated           equity
           June 30, 1994             Revenues        & amortization          (as reported)          companies           earnings
           -------------           ------------------------------------------------------------------------------------------------
                                                         (Millions of dollars)

        Networks                      $699.8             $26.1                   $67.9                $5.2               $73.1
        Entertainment                  943.3              48.3                  (191.9)                1.4              (190.5)
        Cable &
         Broadcasting                  383.0              56.5                    72.5                 --                 72.5
        Publishing                     599.1              33.5                    16.0                 --                 16.0
        Corporate                        --                2.7                   (80.7)                --                (80.7)
        Intercompany                   (18.4)              --                      --                  --                  --
                                      -------           -------                  -----                ---                ------

        Totals.                     $2,606.8            $167.1                 $(116.2)               $6.6             $(109.6)
                                    ========            ======                 ========               ====             ========

                                                                 -15-

                                                Management's Discussion and Analysis of
                                             Results of Operations and Financial Condition
                                                                                                    Equity in
                                                                               Earnings              pre-tax           Operations
                                                                                 from              earnings of            plus
          Six months ended                            Depreciation            operations            affiliated           equity
           June 30, 1993             Revenues        & amortization          (as reported)          companies           earnings
           -------------           ------------------------------------------------------------------------------------------------
                                                         (Millions of dollars)

        Networks                      $574.6              $20.4                 $121.6                 $0.8              $122.4
        Entertainment                  105.1                3.6                   25.3                 (1.0)               24.3
        Cable &
         Broadcasting                  298.3               46.4                   82.4                  --                 82.4
        Publishing                       --                 --                     --                   --                  --
        Corporate                        --                 1.7                  (32.6)                 --                (32.6)
        Intercompany                   (11.6)               --                     --                   --                  --
                                      -------              ----                  -----                  ----              ------

        Totals.                       $966.4              $72.1                 $196.7                $(0.2)             $196.5
                                      ======              =====                 ======                ======             ======



     Results of Operations
     ---------------------

     Second quarter 1994 vs. Second quarter 1993
     -------------------------------------------

     Revenues increased $1.2 billion, to $1.7 billion for the second quarter of 1994. Earnings from operations increased $77.4 million to $184.0 million for the second quarter of 1994. The foregoing results were principally affected by the consolidation of Paramount operations.

     The net earnings attributable to common stock of $221.7 million, or primary earnings per share of $1.55, for the second quarter of 1994, reflect net interest expense of $102.7 million, a pre-tax gain of $267.4 million on the sale of the Company's one-third interest in Lifetime Television and a provision for income taxes of $91.0 million. Net earnings of $41.6 million, or primary earnings per share of $0.35, for the second quarter of 1993, reflect net interest expense of $39.7 million and a provision for income taxes of $38.8 million.

     Included in Viacom Inc.'s results for the second quarter 1994 are Paramount revenues of $1.2 billion and earnings from operations of $92.3 million. Paramount Entertainment's earnings from operations of $63.1 million reflects a lower cost base and efficiencies associated with the merger. Paramount Parks are performing as expected and Madison Square Garden performed above anticipated performance. Publishing's earnings from operations of $30.5 million reflects normal seasonal levels. Educational publishing, which normally contributes the majority of annual publishing revenues, records most of its sales and operating

                      Management's Discussion and Analysis of
                   Results of Operations and Financial Condition


     income in the second half of the year, corresponding to the typical school-year buying cycle.

     Exclusive of the Paramount results described above, segment results of Viacom pre-merger operations for the quarter ended June 30, 1994 compared with the quarter ended June 30, 1993 were as follows:


     Networks (Basic cable and premium television networks)

     MTV Networks ("MTVN") revenues increased 21% to $198.3 million for the quarter ended June 30, 1994 from $163.9 million for the quarter ended June 30, 1993: 73% of this increase was attributable to increased advertising sales at each of the services; 21% to increased affiliate fees at each of the services; and 6% to other revenue sources. The increase in advertising sales and affiliate fees are principally due to rate increases. The increases in other revenue sources are principally due to revenues from new business ventures, including licensing and merchandising. MTVN's earnings from operations increased 20% to $68.4 million for the quarter ended June 30, 1994 from $57.1 million for the quarter ended June 30, 1993, reflecting the increased revenues, partially offset by increased costs of operating the networks, including start-up losses of MTV Latino, Nickelodeon Magazine and VH-1 U.K. aggregating $3.1 million.

     Revenues of Showtime Networks Inc. ("SNI") increased 1% to $143.4 million for the quarter ended June 30, 1994 from $141.5 million for the quarter ended June 30, 1993 due to: 1) an increase of $4.5 million in revenues of Showtime Satellite Networks, Inc. ("SSN"), primarily due to a 28% increase in SSN's subscriber base, which was principally attributable to the use of upgraded scrambling technology, partially offset by a 1% decrease in average rates and
     2) a decrease of $2.3 million in revenues from sales of Showtime and The Movie Channel from other than SSN, reflecting a 6% increase in the combined subscriber base, while the average affiliate rates decreased by 7%. SNI's premium movie services, Showtime, The Movie Channel and FLIX, served approximately 12.4 million subscribers as of June 30, 1994 and approximately 11.2 million subscribers as of June 30, 1993. SNI's earnings from operations increased 14% to $9.1 million for the quarter ended June 30, 1994 from $8.0 million for the quarter ended June 30, 1993, reflecting the increased revenues partially offset by increased costs.


     Entertainment (Television production and distribution and New Media)

     Viacom Entertainment revenues decreased 15% to $34.4 million for the quarter ended June 30, 1994 from $40.7 million for the quarter ended June 30, 1993. The revenue variance is principally due to decreased syndication revenues. Lower sales to the broadcast, cable and other markets reflect lower syndication revenues for The Cosby Show. Earnings from operations decreased 83% to $2.0 million for the quarter ended June 30, 1994 from $12.2 million for the

                      Management's Discussion and Analysis of
                   Results of Operations and Financial Condition


     quarter ended June 30, 1993, primarily reflecting the decreased revenues and $2.5 million of start-up losses associated with Viacom New Media.


     Cable Television and Broadcasting (Cable television systems and Television and Radio stations)

     Cable Television revenues decreased 4% to $103.5 million for the quarter ended June 30, 1994 from $107.5 million for the quarter ended June 30, 1993 due to: 1) a decrease of $6.0 million in basic revenue, primarily due to a 10% decrease in rates for basic services, partially offset by a 3% increase in basic customers; 2) a decrease of $2.2 million in premium revenue, primarily due to decreased rates; 3) an increase of $2.7 million in equipment charges; and 4) an increase of $1.7 million in other revenue sources. Total revenue per basic customer per month decreased 6% to $30.94 in 1994 from $33.09 in 1993. The revenue variances reflect the effect of the 1992 Cable Act rate regulations, released by the FCC, which became effective on September 1, 1993. The FCC released additional rate regulations on March 30, 1994 which became effective May 15, 1994, resulting in an anticipated decrease in regulated revenues of 4% to 6%. Earnings from operations decreased 35% to $21.4 million for the quarter ended June 30, 1994 from $32.9 million for the quarter ended June 30, 1993, reflecting the decreased revenues and increased operating, general and administrative expenses, which include non-recurring costs associated with the implementation of FCC rate regulations.

     Viacom Cable served approximately 1,117,000 basic customers subscribing to approximately 816,000 premium units as of June 30, 1994. Basic customers and premium units increased 3% and 15%, respectively, since June 30, 1993. Viacom Cable added 6,500 incremental basic customers in second quarter 1994, approximately 266% over the amount added in the second quarter of 1993.

     Television stations revenues increased 7% to $26.0 million for the quarter ended June 30, 1994 from $24.4 million for the quarter ended June 30, 1993, reflecting increased local and national advertising revenues for the Viacom stations. Earnings from operations increased 23% to $8.0 million for the quarter ended June 30, 1994 from $6.5 million for the quarter ended June 30, 1993, reflecting increased revenues.

     Radio revenues increased 13% to $26.6 million for the quarter ended June 30, 1994 from $23.6 million for the quarter ended June 30, 1993, reflecting increased local advertising revenues. Earnings from operations increased 23% to $10.1 million for the quarter ended June 30, 1994 from $8.2 million for the quarter ended June 30, 1993, primarily reflecting the increased revenues.

                      Management's Discussion and Analysis of
                   Results of Operations and Financial Condition


     Corporate

     Corporate expenses increased 50% to $26.1 million for the quarter June 30, 1994 from $17.4 million for the quarter ended June 30, 1993 reflecting overall increased expenses.


     Other income and expense information

     On April 4, 1994, Viacom International sold its one-third partnership interest in Lifetime for approximately $317.6 million, which resulted in a pre-tax gain of approximately $267.4 million in the second quarter of 1994. Proceeds from the sale were used to reduce outstanding debt of Viacom International.

     Net interest expense increased $63.0 million to $102.7 million for the quarter ended June 30, 1994 from $39.7 million for the quarter ended June 30, 1993, reflecting increased bank borrowings and interest on Paramount debt (See "Capital Structure.")

     The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes.

     The annual effective tax rates of 48% for 1993 and negative 31% for 1994 continue to be affected by amortization of acquisition costs which are not deductible for tax purposes.

     Due to the unusual and non-recurring nature of the gain on the sale of the Company's one-third partnership interest in Lifetime, its full income tax effect is reflected in the second quarter 1994 tax provision and is excluded from the estimated annual effective tax rate.

     "Equity in earnings of affiliated companies, net of tax" was $0.2 million for the quarter ended June 30, 1994 compared with a loss of $0.5 million for the quarter ended June 30, 1993, primarily reflecting the inclusion of Paramount's earnings of affiliated companies, improved operating results of Comedy Central, partially offset by the absence of Lifetime's earnings due to the sale of the company's one-third partnership interest.

     Viacom Inc. recognized an extraordinary loss from the extinguishment of debt of $32.3 million, less a tax benefit of $11.9 million (see "Capital Structure").


     Six months 1994 vs. Six months 1993
     -----------------------------------

     Revenues increased $1.6 billion, to $2.6 billion for the six months ended June 30, 1994. Earnings (loss) from operations decreased $312.9 million to a loss of $116.2 million for the six months ended June 30, 1994. The foregoing results were principally affected by the consolidation of four months of Paramount operations.

     The net loss attributable to common stock of $232.4 million, or

                      Management's Discussion and Analysis of
                   Results of Operations and Financial Condition


     primary loss per share of $1.72, for the six months ended June 30, 1994, reflects net interest expense of $150.0 million, a pre-tax gain of $267.4 million on the sale of the Company's one-third interest in Lifetime and a provision for income taxes of $186.1 million. Net earnings of $122.6 million, or primary earnings per share of $1.02, for the six months ended June 30, 1993, reflect net interest expense of $80.7, a pre-tax gain of $55 million from the sale of the Wisconsin cable television system, and a provision for income taxes of $70.6 million.

     Included in Viacom Inc.'s consolidated results for the six months ended June 30, 1994 are Paramount revenues of $1.6 billion and earnings from operations of $41.5 million. Paramount Entertainment's earnings from operations of $28.1 million principally reflects a lower cost base and efficiencies associated with the merger. Paramount Parks are performing as expected and Madison Square Garden performed above anticipated levels. Publishing's earnings from operations of $16.0 million reflects normal seasonal performance. Educational publishing, which normally contributes the majority of annual publishing revenues, records most of its sales and operating income in the second half of the year, corresponding to the typical school-year buying cycle.

     Included in earnings (loss) from operations are certain merger-related charges to Viacom's pre-merger businesses reflecting the integration of these business units with similar Paramount units and related management and strategic changes principally related to the merger with Paramount as follows:

                                                                                   Viacom          Merger
                                               Viacom Inc.        Paramount       Paramount        Related       Total As
                                                Pre-Merger         Results        Combined         Charges       Reported
                                                ----------         -------        --------         -------       --------

                                                                         (Millions of dollars)
    Networks                                         $143.9  $ (2.6)          $141.3             $ (73.4)     $  67.9
  Entertainment                                      $  4.0  $ 28.1           $ 32.1             $(224.0)     $(191.9)
Cable Television and
    Broadcasting                                     $ 67.8  $ 22.0           $ 89.8             $ (17.3)     $  72.5
   Publishing                                           --   $ 16.0           $ 16.0                --        $  16.0

     These merger-related charges principally relate to adjustments of

                      Management's Discussion and Analysis of
                   Results of Operations and Financial Condition


     programming assets based upon new management strategies and additional programming sources resulting from the merger with Paramount. In addition, a merger-related charge of $17.4 million is included in Corporate expenses reflecting the combination of the Viacom Inc. and Paramount staffs.

     Exclusive of these merger-related charges and of the Paramount results described above, segment results of Viacom pre-merger operations for the six months ended June 30, 1994 compared to the six months ended June 30, 1993 were as follows:


     Networks (Basic cable and premium television networks)

     MTV Networks ("MTVN") revenues increased 25% to $371.9 million for the six months ended June 30, 1994 from $297.5 million for the six months ended June 30, 1993: 70% of this increase was attributable to increased advertising sales at each of the services; 18% to increased affiliate fees at each of the services; and 12% to other revenue sources. The increase in advertising sales and affiliate fees are principally due to rate increases. The increases in other revenue sources are principally due to revenues from new business ventures, including licensing and merchandising. MTVN's earnings from operations increased 20% to $123.6 million for the six months ended June 30, 1994 from $102.8 million for the six months ended June 30, 1993, reflecting the increased revenues, partially offset by increased costs of operating the networks, including start-up losses of MTV Latino, Nickelodeon Magazine and VH-1 U.K. aggregating $5.6 million.

     SNI revenues increased 3% to $284.7 million for the six months ended June 30, 1994 from $277.0 million for the six months ended
     June 30, 1993 due to: 1) an increase of $10.0 million in revenues of Showtime Satellite Networks, Inc. ("SSN"), primarily due to a 33% increase in SSN's subscriber base, which was principally attributable to the use of upgraded scrambling technology, partially offset by a 2% decrease in average rates and 2) a decrease of $5.6 million in revenues from sales of Showtime and The Movie Channel from other than SSN, reflecting a 5% increase in the combined subscriber base, while the average affiliate rates decreased by 7%. SNI's earnings from operations increased 8% to $20.3 million for the six months ended June 30, 1994 from $18.8 million for the six months ended June 30, 1993, reflecting the increased revenues and a change in estimate of the cost of movie rights for previously exhibited programming of $14.6 million, partially offset by increased costs.

                      Management's Discussion and Analysis of
                   Results of Operations and Financial Condition


     Entertainment (Television production and distribution and New Media)

     Viacom Entertainment revenues decreased 20% to $84.6 million for the six months ended June 30, 1994 from $105.1 million for the six months ended June 30, 1993. The revenue variance is principally due to decreased syndication revenues. Lower sales to the broadcast, cable and other markets reflect lower syndication revenues for The Cosby Show. Earnings from operations decreased 84% to $4.0 million for the six months ended June 30, 1994 from $25.3 million for the six months ended June 30, 1993, primarily reflecting the decreased revenues and $4.8 million of start-up losses associated with Viacom New Media.


     Cable Television and Broadcasting (Cable television systems and Television and Radio stations)

     Cable Television revenues decreased 4% to $204.2 million for the six months ended June 30, 1994 from $212.0 million for the six months ended June 30, 1993 due to: 1) a decrease of $11.9 million in basic revenue, primarily due to a 10% decrease in rates for basic services, partially offset by a 3% increase in basic customers; 2) a decrease of $3.8 million in premium revenue, primarily due to decreased rates; 3) an increase of $4.4 million in equipment charges; and 4) an increase of $3.5 million from other revenue sources. Total revenue per basic customer per month decreased 6% to $30.71 in 1994 from $32.77 in 1993. Earnings from operations decreased 33% to $42.6 million for the six months ended June 30, 1994 from $63.6 million for the six months ended June 30, 1993, reflecting the decreased revenues and increased operating, general and administrative expenses, which include non-recurring costs associated with the implementation of FCC rate regulations.

     Television stations revenues increased 8% to $47.7 million for the six months ended June 30, 1994 from $44.1 million for the six months ended June 30, 1993, reflecting increased local and national advertising revenues for the Viacom stations. Earnings from operations increased 34% to $12.2 million for the six months ended June 30, 1994 from $9.1 million for the six months ended June 30, 1993, reflecting increased revenues.

     Radio revenues increased 12% to $47.4 million for the six months ended June 30, 1994 from $42.2 million for the six months ended June 30, 1993, reflecting increased local advertising revenues. Earnings from operations increased 33% to $15.6 million for the six months ended June 30, 1994 from $11.7 million for the six months ended June 30, 1993, primarily reflecting the increased revenues.

                      Management's Discussion and Analysis of
                   Results of Operations and Financial Condition


     Corporate

     Corporate expenses increased 80% to $58.7 million for the six months ended June 30, 1994 from $32.7 for the six months ended June 30, 1993.


     Other income and expense information

     Net interest expense increased 86% to $150.0 million for the six months ended June 30, 1994 from $80.7 million for the six months ended June 30, 1993, reflecting increased bank borrowings and interest on Paramount debt (See "Capital Structure.")

     For the six months ended June 30, 1993, "Other items, net," reflects the pre-tax gain of approximately $55 million on the sale of the stock of the Wisconsin cable system, an adjustment to previously established non-operating litigation reserves and the net gain on the sale of a portion of an investment held at cost.

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

     "Equity in earnings of affiliated companies, net of tax" was $3.7 million for the six months ended June 30, 1994 compared with a loss of $0.2 million for the six months ended June 30, 1993, primarily reflecting the inclusion of Paramount's earnings of affiliated companies for the four months ended June 30, 1994, and improved operating results at Lifetime and Comedy Central. During April 1994, Viacom International sold its equity investment in Lifetime (See "Second Quarter 1994 vs. Second Quarter 1993 - Other Income and Expense Information").

     Effective January 1, 1994, Viacom International adopted Financial Accounting Standards No. 112, "Employers Accounting for
     Postemployment Benefits," which did not have a material effect on the Company's financial position or results of operations.


     Liquidity and Capital Resources
     -------------------------------

     On March 11, 1994, Viacom Inc. acquired, pursuant to a tender offer (the "Paramount Offer"), 61,657,432 shares of Paramount Common Stock, constituting a majority of the shares outstanding, at a price of $107 per share in cash. On July 7, 1994, Paramount became a wholly owned subsidiary of Viacom Inc. (See Note 2 of Notes to Consolidated Financial Statements.)

                      Management's Discussion and Analysis of
                   Results of Operations and Financial Condition


     Based on indebtedness as of June 30, 1994, Viacom Inc. anticipates that, following the Paramount Merger, Viacom Inc. and Paramount on a pro forma combined basis will have outstanding total indebtedness of approximately $7.9 billion and 5% preferred stock with a liquidation preference of $1.8 billion.

     On July 1, 1994, Viacom Inc. and Viacom International Inc. entered into an aggregate of $6.8 billion of credit facilities ("See Capital Structure") thereby terminating and refinancing the Merger Credit Agreement (as defined in "Capital Structure") and existing bank debt of Viacom International and Paramount. Viacom Credit Agreement is guaranteed by Paramount and Viacom International. Viacom Inc.'s scheduled maturities of long-term debt through December 31, 1998 under its credit facilities are $2.5 billion
     (1996) and $150.0 million (1997) and $490 million (1998).

     Viacom Inc. filed a shelf registration statement with the Securities and Exchange Commission ("SEC") registering $3 billion of debt securities and Preferred Stock. Any debt issued would be guaranteed by Viacom International and Paramount. Effectiveness of the shelf registration is still pending with the SEC.

     Viacom Inc. expects to fund its anticipated operating, investing and financing cash requirements, with internally generated funds and with various external sources of funds, including additional financings and the sale of non-strategic assets as such opportunities may arise, such as the exploration of the sale of the operations of Madison Square Garden and certain non-core publishing assets.

     Viacom Inc. and Viacom International were each in compliance with all covenants and had satisfied all financial ratios and tests as of June 30, 1994 under their credit facilities. Viacom Inc. and Viacom International expect to remain in compliance with such covenants ratios as may be applicable from time to time during 1994.

     Debt, including the current portion, as a percentage of total capitalization of Viacom Inc. was 66% at June 30, 1994 and 48% at December 31, 1993. The increase in debt as a percentage of total capitalization, results principally from bank financing related to the acquisition of the majority of Paramount Common Stock, partially offset by the issuance of Viacom Inc. Class B Common Stock to Blockbuster.

     The indebtedness under Viacom Inc.'s and Viacom International's credit facilities bear interest at floating rates, causing Viacom International and Viacom Inc. to be sensitive to changes in prevailing interest rates. As of June 30, 1994, Viacom International and Paramount had obtained interest rate protection agreements with respect to approximately $2.4 billion and $1.7 billion, respectively, of indebtedness. The majority of the interest rate protection agreements will mature over the next four years.

                      Management's Discussion and Analysis of
                   Results of Operations and Financial Condition


     Those commitments of Viacom Inc. for program license fees which are not reflected in the balance sheet as of June 30, 1994, which are estimated to aggregate approximately $2.3 billion, principally reflect commitments under SNI's exclusive arrangements with several motion picture companies and Madison Square Garden Network's agreement to televise the New York Yankees baseball games through the year 2000. This estimate is based upon a number of factors. A majority of such fees pertain to SNI and are payable within the next seven years, as part of normal programming expenditures. These commitments of SNI are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

     Net cash flow from operating activities was negative $293.2 million for the six months ended June 30, 1994 versus negative $1.3 million for the six months ended June 30, 1993 due to decreased earnings from operations of Viacom International prior to merger-related charges and Paramount's results of operations for the four months ended June 30, 1994. Net cash expenditures for investing activities of $6.1 billion for the six months ended June 30, 1994, principally reflects the acquisition of the majority of the shares outstanding of Paramount and capital expenditures. Net cash flows for investing activities of $47.3 million for the six months ended June 30, 1993, principally reflects the acquisition of ICOM Simulations, Inc. and KXEZ-FM, capital expenditures, the additional investment in Star
     Sight Telecast, Inc. and advances to Comedy Central partially offset by proceeds from the sale of the Wisconsin cable system and an investment held at cost. Financing activities principally reflect borrowings and repayments of debt under the credit facilities during each period presented, and in 1994, the borrowings under the Merger Credit Agreement (as defined in "Capital Structure") and the sale of Class B Common Stock to Blockbuster.

                      Management's Discussion and Analysis of
                   Results of Operations and Financial Condition

     Capital Structure

     The following table sets forth the capitalization of Viacom Inc. and subsidiaries as of June 30, 1994 and December 31, 1993:


                                                        June 30,   December 31,
                                                            1994     1993
                                                         -------   --------
                                                         (Millions of dollars)

     Current portion of long-term debt                 $  17.5         $   58.5
                                                       =======         ========

     Long-term debt:
     Viacom Inc.:
      Notes payable to banks (a)                       $3,778.3       $    28.2

     Viacom International:
      Notes payable to banks                            1,687.4          1,900.0
       9.125% Senior Subordinated Notes due 1999          150.0            150.0
       8.75% Senior Subordinated Reset Notes
          due 2001                                        100.0            100.0
      10.25% Senior Subordinated Notes due 2001           200.0            200.0
       Obligations under capital leases                    85.5             61.8

     Paramount:
       Notes payable to banks                             230.0              --
       5.875% Senior Notes due 2000                       149.4              --
       7.5% Senior Notes due 2002                         246.8              --
       8.25% Senior Notes due 2022                        246.9              --
       7.5% Senior Notes due 2023                         149.5              --
       7% Subordinated Debentures due 2002                181.4              --
       Other notes due 1994 to 1996                        13.7              --
       Obligations under capital leases                     9.3              --
                                                        -------         -------

            Total long-term debt                       $7,228.2         $2,440.0
                                                       ========         ========

     Shareholders' equity of Viacom Inc.:
      Preferred Stock                                  $1,800.0         $1,800.0
      Common stock and additional paid-in
          capital (b)                                   2,164.7            922.1
      Accumulated deficit                                (236.4)           (4.0)
      Cumulative translation adjustment                     2.5              --
                                                       ---------       ---------
          Total shareholders' equity                   $3,730.8        $ 2,718.1
                                                       ========        =========



     ______________

           a) On March 11, 1994, Viacom Inc. borrowed $3.7 billion under a credit agreement dated as of November 19, 1993, as amended on January 5, 1994 and February 15, 1994 (the "Merger Credit Agreement"), among Viacom Inc., the banks named therein, and The Bank of New York, Citibank, N.A. and Morgan Guaranty Trust Company of New York, as Managing Agents.

     On July 1, 1994, Viacom Inc., entered into an aggregate $6.489 billion credit agreement (the "Viacom Credit Agreement") and Viacom

                      Management's Discussion and Analysis of
                   Results of Operations and Financial Condition


     International and certain of it subsidiaries (the "Subsidiary Obligors") entered into a $311 million credit agreement (the "Viacom International Credit Agreement," collectively with the Viacom Credit Agreement the "Credit Agreement") each with certain banks. The following is a summary description of the Credit Agreement. The description does not purport to be complete and should be read in conjunction with the Credit Agreement.

     The Viacom Credit Agreement is comprised of (i) a $2.5 billion senior unsecured 2-1/2 year revolving short term loan (the "Short-Term Loan") maturing December 31, 1996, (ii) a $1.8 billion senior unsecured 8 year reducing revolving loan (the "Revolving Loan") maturing July 1, 2002 and (iii) a $2.189 billion 8 year term loan maturing July 1, 2002 (the "Term Loan"), and is guaranteed by Viacom International and Paramount. The Viacom International Credit Agreement is comprised of a $311 million 8-year term loan to Viacom International and certain of its subsidiaries maturing July 1, 2002, and is guaranteed by Viacom Inc. and Paramount.

     The interest rate on all loans made under the Credit Agreement is based upon Citibank, N.A.'s base rate, the Federal Funds Rate or the London Interbank Offered Rate and is affected by Viacom Inc.'s credit rating. Viacom Inc. is permitted to issue commercial paper with a maturity at the time of issuance not to exceed nine months, provided that following each issuance of commercial paper the aggregate amount of the Revolving Loans and Short-Term Loan outstanding, together with the aggregate face amount of commercial paper outstanding shall not exceed the aggregate amount of the Revolving Loan commitment and the Short-Term Loan commitment at such time.

     Viacom Inc. is required to repay the outstanding principal amount of the Short-Term Loan in full on December 31, 1996. Viacom Inc. is required to repay the principal outstanding under the Term Loan and the Viacom International Credit Agreement in quarterly payments of 3% for the period commencing July 1, 1997 through October 1, 1997, 4% for the period January 1, 1998 through October 1, 1999, 5% for the period January 1, 2000 through October 1, 2000, and 6% for the period January 1, 2001 through July 1, 2002. The Revolving Loan commitment will be reduced by $90 million on July 1, 1998, $360 million on July 1, 1999, $360 million on July 1, 2000, $450 million on July 1, 2001 and $540 million on July 1, 2002. After giving effect to such Revolving Loan commitment reductions, the principal amount outstanding of such Revolving Loans can not exceed the aggregate Revolving Loan commitment.

     Viacom Inc. may prepay the loans and reduce commitments under the Viacom Credit Agreement in whole or in part at any time. Viacom Inc. is required, subject to certain conditions, to make prepayments under the Short-Term Loan resulting from receipt of the first $2.5 billion in the aggregate of net cash proceeds from asset sales other than in the ordinary course of business or from capital market transactions. In the event that a Subsidiary Obligor ceases to be a wholly owned subsidiary of Viacom Inc. or Viacom International, the loans of such Subsidiary Obligor shall be due

                      Management's Discussion and Analysis of
                   Results of Operations and Financial Condition


     and payable on the date on which such subsidiary ceases to be a wholly owned subsidiary. If such event occurs prior to December 31, 1996 or the repayment in full of all Short-Term Loans, Viacom Inc. may elect to convert any outstanding portion of the Short-Term Loan into additional Term Loans in an amount equal to the principal amount of such Subsidiary Obligor's loan.

     The Credit Agreement contains certain covenants which, among other things, require that Viacom Inc. maintain certain financial ratios and impose on Viacom Inc. and its subsidiaries certain limitations on substantial asset sales and merger into any other company in which Viacom Inc. is not the surviving entity. The Viacom International Credit Agreement also contains covenants which impose limitations on the incurrence of borrowed money.

     The Credit Agreement contains certain customary events of default and provides that it is an event of default if National
     Amusements, Inc. ("NAI") fails to own at least 51% of the outstanding voting stock of Viacom Inc.

     Viacom Inc. is required to pay a commitment fee based on the aggregate daily unborrowed portion of the loan commitments. The Credit Agreement does not require compensating balances.

           b) On June 30, 1994, there were 53,450,625 outstanding shares of Class A Common Stock (100,000,000 shares authorized) and 90,088,042 outstanding shares of Class B Common Stock (150,000,000 shares authorized); there were approximately 221,735 unissued shares of Class A Common Stock and 29,396,844 unissued shares of Class B Common Stock reserved principally for stock options granted under the Long-Term Incentive Plan.

     NAI held approximately 64.2% of outstanding Viacom Inc. Common Stock as of June 30, 1994, which consisted of 85.2% of then outstanding Class A Common Stock and 51.7% of then outstanding Class B Common Stock.

     After giving effect to the closing of the Paramount Merger and assuming that all shares of Paramount Common Stock were exchanged in the Paramount Merger, NAI owns approximately 85% of the outstanding shares of Viacom Class A Common Stock and 32% of the outstanding shares of Viacom Class B Common Stock (46% on a combined basis).

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   VIACOM INC.
                                          ---------------------------
                                                 (Registrant)



     Date      August 15, 1994              /s/Frank J. Biondi, Jr.
             --------------------          -------------------------------
                                               Frank J. Biondi, Jr.
                                               President,
                                               Chief Executive Officer


     Date      August 15, 1994              /s/George S. Smith, Jr.
             --------------------          -------------------------------
                                               George S. Smith, Jr.
                                               Senior Vice President,
                                               Chief Financial Officer

                        PART II  --  OTHER INFORMATION


     Item 4.     Submission of Matters for a Vote of Security Holders.

       A Special Meeting of Stockholders of Viacom Inc.("Viacom") was held on July 7, 1994. The following matters were voted upon at the meeting: (i) the approval of an amendment to the Restated Certificate of Incorporation of Viacom increasing the number of shares of Viacom Class A Common Stock authorized to be issued from 100 million to 200 million, (ii) the approval of an amendment to the Restated Certificate of Incorporation of Viacom increasing the number of shares of Viacom Class B Common Stock authorized to be issued from 150 million to one billion; (iii) the approval of an amendment to the Restated Certificate of Incorporation of Viacom increasing the number of shares of preferred stock of Viacom authorized to be issued from 100 million to 200 million; (iv) the approval of an amendment to the Restated Certificate of Incorporation of Viacom increasing the maximum number of directors constituting the Board of Directors of Viacom from 12 to 20; and
     (v) the approval and adoption of the Amended and Restated Agreement and Plan of Merger dated as of February 4, 1994, as further amended as of May 26, 1994, among Viacom, Viacom Sub Inc., a wholly owned subsidiary of Viacom, and Paramount Communications Inc., including the approval of the issuance of the Viacom securities in connection therewith.

       The votes cast for, against or abstaining from the approval of an amendment to the Restated Certificate of Incorporation of Viacom increasing the number of shares of Viacom Class A Common Stock authorized to be issued from 100 million to 200 million were as follows:

     Votes For:          Votes Against:      Abstentions:

     48,635,691          193,121             26,488


       The votes cast for, against or abstaining from the approval of an amendment to the Restated Certificate of Incorporation of Viacom increasing the number of shares of Viacom Class B Common Stock authorized to be issued from 150 million to one billion were as follows:

     Votes For:          Votes Against:      Abstentions:

     48,638,000          189,466             27,834


       The votes cast for, against or abstaining from the approval of an amendment to the Restated Certificate of Incorporation of Viacom increasing the number of shares of preferred stock of Viacom authorized to be issued from 100 million to 200 million were as follows:

     Votes For:          Votes Against:      Abstentions:

     48,338,217          487,209             29,874


       The votes cast for, against or abstaining from the approval of an amendment to the Restated Certificates of Incorporation of

     Viacom increasing the maximum number of directors constituting the Board of Directors of Viacom from 12 to 20 were as follows:

     Votes For:          Votes Against:      Abstentions:

     48,686,407          141,272             27,621


       The votes cast for, against or abstaining from the approval and adoption of the Amended and Restated Agreement and Plan of Merger dated as of February 4, 1994, as further amended as of May 26, 1994, among Viacom, Viacom Sub Inc., a wholly owned subsidiary of Viacom, and Paramount Communications Inc., including the approval of the Viacom securities in connection therewith, were as follows:

     Votes For:          Votes Against:      Abstentions:

     48,718,446          115,398             21,456


       The Annual Meeting of Stockholders of Viacom Inc. was also held on July 7, 1994. The following matters were voted upon at the meeting: (i) the election of directors; (ii) the approval of the Viacom Senior Executive Short-Term Incentive Plan; (iii) the approval of the Viacom 1994 Long-Term Management Incentive Plan;
     (iv) the approval of the Viacom Stock Option Plan for Outside Directors; and (v) the approval of the appointment of Price Waterhouse as independent auditors of Viacom for 1994.

       The entire board of directors was reelected and the number of shares cast for or to withhold authority for the election of each director were as follows:

                                                 No. of Shares
                             No. of Shares     Voted to Withhold
             Name             Voted for:          Authority:

     George S. Abrams     48,421,598          29,458

     Frank J. Biondi,     48,422,342          28,714
     Jr.
     Philippe P. Dauman   48,422,313          28,743

     William Ferguson     48,422,380          28,676

     H. Wayne Huizenga    48,421,519          29,537

     Ken Miller           48,422,066          28,990

     Brent D. Redstone    48,421,438          29,618

     Sumner M. Redstone   48,421,518          29,538

     Frederic V. Salerno  48,421,960          29,096

     William Schwartz     48,422,063          28,993


       The votes cast for, against or abstaining from the approval of the Viacom Senior Executive Short-Term Incentive Plan were as follows:

     Votes For:          Votes Against:      Abstentions:

     48,303,409          108,720             38,927


       The votes cast for, against or abstaining from the approval of the Viacom 1994 Long-Term Management Incentive Plan were as follows:

     Votes For:          Votes Against:      Abstentions:

     47,833,722          307,245             143,893


       The votes cast for, against or abstaining from the approval of the Viacom Stock Option Plan for Outside Directors were as follows:

     Votes For:          Votes Against:      Abstentions:

     48,168,378          84,639              31,843


       The votes cast for, against or abstaining from the appointment of Price Waterhouse to act as independent auditors were as follows:

     Votes For:          Votes Against:      Abstentions:

     48,411,724          25,963              13,369




     Item 6.  Exhibits and Reports on Form 8-K.

     (a)    Exhibits.

       12.1 Computation of Ratio of Earnings to Fixed Charges of Viacom International.

       12.2 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of Viacom Inc.

     (b)    Reports on Form 8-K for Viacom Inc. and Viacom International
     Inc.
       None.