Form 10-Q
period 1994-09-30
VIACOM INC
filed 1994-11-21
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1994

                          Commission file number 1-9553


                                    VIACOM INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     04-2949533
- -------------------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification)

   1515 Broadway New York, New York                      10036
- -------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code    (212) 258-6000
                                                  -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   .  No _____.

Number of shares of Common Stock Outstanding at October 31, 1994:

     Class A Common Stock, par value $.01 per share - 74,415,656

     Class B Common Stock, par value $.01 per share - 282,916,242

                         PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements.

 VIACOM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited; all amounts, except per share amounts, are in millions)

                                                            Three months ended
                                                               September 30,
                                                               -------------
                                                               1994      1993
                                                               ----      ----

Revenues                                                    $2,131.0    $508.1

Expenses:
     Operating                                               1,191.3     212.6
     Selling, general and administrative                       400.0     145.4
     Depreciation and amortization                             116.9      39.9
                                                             --------  --------
            Total expenses                                    1,708.2    397.9
                                                             --------  --------

Earnings from continuing operations                             422.8    110.2

Other income (expense):
     Interest expense, net                                     (162.5)   (36.6)
     Other items, net                                            (4.5)    (3.7)
                                                             --------  --------
Earnings from continuing operations before
     income taxes                                               255.8     69.9
     Benefit (provision) for income taxes                        70.9    (36.2)
     Equity in earnings (loss) of affiliated
            companies, net of tax                                 8.6     (2.8)
     Minority interest                                            (.2)      --
                                                             ---------  -------
Net earnings from continuing operations                         335.1     30.9
     Loss from discontinued operations,
            net of tax (See Note 9)                              (7.8)      --
                                                             --------- --------
Net earnings before extraordinary loss                          327.3     30.9
     Extraordinary loss, net of tax (See Note 5)                   --     (8.9)
                                                             ---------  -------
Net earnings                                                    327.3     22.0
     Cumulative convertible preferred stock
            dividend requirement                                (15.0)      --
                                                             ---------  -------
Net earnings attributable to common stock                    $  312.3    $ 22.0
                                                             --------   -------
                                                             --------   -------
Weighted average number of common shares:
     Primary                                                    221.1     120.6
     Fully diluted                                              247.2     120.6

Net earnings (loss) per common share:
     Primary:
            Net earnings from continuing operations
                before extraordinary loss                    $   1.45    $  .25
            Loss from discontinued operations,
                net of tax                                       (.04)       --
            Extraordinary loss, net of tax                         --      (.07)
                                                             --------    ------
            Net earnings                                     $   1.41    $  .18
                                                             --------    ------
                                                             --------    ------
     Fully diluted:
            Net earnings from continuing operations
                 before extraordinary loss                   $   1.36    $  .25
            Loss from discontinued operations,
                net of tax                                       (.04)       --
            Extraordinary loss, net of tax                         --      (.07)
                                                             --------    ------
            Net earnings                                    $   1.32     $  .18
                                                             --------    ------
                                                             --------    ------



                 See notes to consolidated financial statements.

 VIACOM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited; all amounts, except per share amounts, are in millions)


                                                             Nine months ended
                                                               September 30,
                                                             -----------------
                                                           1994         1993
                                                           ----         ----
Revenues                                                 $4,585.8     $1,474.6

Expenses:
   Operating                                              2,834.1        643.1
   Selling, general and administrative                    1,172.0        412.6
   Depreciation and amortization                            277.8        112.0
                                                         ---------     --------
          Total expenses                                  4,283.9      1,167.7
                                                         ---------     --------

Earnings from continuing operations                         301.9        306.9

Other income (expense):
   Interest expense, net                                   (312.5)      (117.3)
   Other items, net (See Note 8)                            258.8         63.3
                                                         ---------     --------

Earnings from continuing operations before
          income taxes                                      248.2        252.9
   Provision for income taxes                              (113.3)      (106.9)
   Equity in earnings (loss) of affiliated
          companies, net of tax                              12.3         (2.9)
   Minority interest                                         18.0           --
                                                         ---------     --------
Net earnings from continuing operations                     165.2        143.1
   Loss from discontinued operations, net of tax             (5.0)          --
    (See Note 9)                                         ---------     --------

Net earnings before extraordinary loss and cumulative
   effect of change in accounting principle                 160.2        143.1
   Extraordinary loss, net of tax (See Note 5)              (20.4)        (8.9)
   Cumulative effect of change in accounting principle         --         10.4
                                                         ---------     --------
Net earnings                                                139.8        144.6
   Cumulative convertible preferred stock dividend
          requirement                                       (60.0)          --
                                                         ---------     --------
Net earnings attributable to common stock               $    79.8      $ 144.6
                                                         ---------     --------
                                                         ---------     --------
Weighted average number of common shares:
   Primary                                                  164.2        120.5
   Fully diluted                                            164.5        120.5

Net earnings per common share:
   Primary:
       Net earnings from continuing operations before
          extraordinary loss and cumulative effect of
          change in accounting principle                $     .64      $  1.19
       Loss from discontinued operations, net of tax         (.03)          --
          Extraordinary loss, net of tax                     (.12)        (.07)
          Cumulative effect of change in
             accounting principle                              --          .08
                                                         ---------     --------
          Net earnings                                  $     .49      $  1.20
                                                         ---------     --------
                                                         ---------     --------

   Fully diluted:
       Net earning from continuing operations before
          extraordinary loss and cumulative effect
          of change in accounting principle             $     .64      $  1.19
       Loss from discontinued operations, net of tax         (.03)          --
          Extraordinary loss, net of tax                     (.12)        (.07)
          Cumulative effect of change in
             accounting principle                              --          .08
                                                         ---------     --------
          Net earnings                                  $     .49      $  1.20
                                                         ---------     --------
                                                         ---------     --------

                 See notes to consolidated financial statements.

 VIACOM INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (Unaudited; all amounts are in millions)

                                                 September 30,    December 31,
                                                      1994            1993
                                                 -------------    ------------
 Assets

 Current Assets:

      Cash and cash equivalents                   $   453.7         $1,882.4

      Receivables, less allowances of
          $57.9 (1994) and $33.9 (1993)             1,738.4            351.8

      Inventory (See Note 4)                          876.4               --

      Theatrical and television inventory
        (See Note 4)                                  787.6            356.5

      Other current assets                            752.6             95.7

      Net assets of discontinued operations
       (See Note 9)                                   754.4               --
                                                  ---------         ---------
          Total current assets                      5,363.1          2,686.4
                                                  ---------         ---------

Property and equipment, at cost                     2,796.3            901.4

      Less accumulated depreciation                   466.1            347.2
                                                  ---------         ---------

          Net property and equipment                2,330.2            554.2
                                                  ---------         ---------

Theatrical and television inventory
      (See Note 4)                                  1,663.5            789.5

Intangibles, at amortized cost                     16,121.8          2,180.6

Other assets                                        2,477.0            206.2
                                                  ---------         ---------
                                                  $27,955.6         $6,416.9
                                                  ---------         ---------
                                                  ---------         ---------


                 See notes to consolidated financial statements.
                                 continued

   VIACOM INC. AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS (continued)
   (Unaudited; all amounts, except per share amounts, are in millions)


                                                 September 30,    December 31,
                                                      1994            1993
                                                 -------------    ------------
Liabilities and Shareholders' Equity

Current Liabilities:
        Accounts payable                           $  501.4         $  96.6
        Accrued interest                              118.3            20.7
        Deferred income, current                      241.7            50.9
        Other accrued expenses                      1,980.3           261.3
        Income taxes                                  533.0           140.5
        Participants share, residuals and
          royalties payable                           655.8           139.1
        Program rights, current                       220.8           198.0
        Current portion of long-term debt              21.7            58.5
                                                  ---------         --------

             Total current liabilities              4,273.0           965.6
                                                  ---------         --------
Long-term debt                                     10,199.9         2,440.0
Program rights, non-current                           133.6            86.9
Other liabilities                                   1,204.9           206.3
Minority interest in consolidated subsidiaries        129.7              --

Commitments and contingencies (See Note 6)

Shareholders' Equity of Viacom Inc.:
     Preferred Stock, par value $.01 per share;
          100.0 shares authorized; 24.0 (1994)
          and 48.0 (1993) shares issued and
          outstanding                               1,200.0         1,800.0
     Class A Common Stock, par value $.01 per share;
          100.0 shares authorized; 74.3 (1994)
          and 53.4 (1993) shares issued and
          outstanding                                   0.7             0.5
     Class B Common Stock, par value $.01 per share;
          1,000.0 shares authorized; 282.2 (1994)
          and 67.3 (1993) shares issued and
          outstanding                                   2.8             0.7
        Additional paid-in capital                 10,725.2           920.9
        Retained earnings (accumulated deficit)        75.8            (4.0)
        Cumulative translation adjustment              10.0              --
                                                  ---------        ---------
                                                   12,014.5         2,718.1
                                                  ---------        ---------
                                                  $27,955.6        $6,416.9
                                                  ---------        ---------
                                                  ---------        ---------

                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; all amounts are in millions)

                                                                     Nine months ended
                                                                       September 30,
                                                                     -----------------
                                                                     1994         1993
                                                                     ----         ----
Net cash flow from operating activities:
        Net earnings                                             $  139.8       $ 144.6
        Adjustments to reconcile net earnings to net
            cash flow from operating activities:
            Merger-related charges                                  332.1            --
            Depreciation and amortization                           277.8         112.0
            Gain on the sale of Lifetime, net of tax               (164.4)           --
            Gain on the sale of the cable system, net of tax           --         (45.9)
            Gain on sale of investment held at cost                    --         (17.4)
            Minority interest                                       (18.0)           --
            Extraordinary loss, net of tax                           20.4           8.9
            Increase in receivables                                (305.8)        (33.0)
            Increase (decrease) in accounts payable and
             accrued expenses                                          .7         (87.3)
            Increase in inventory and related liabilities, net     (222.0)       (138.5)
            Increase (decrease) in income taxes payable
             and deferred income taxes, net                        (182.9)         69.5
            Increase in pre-publication costs, net                  (21.4)           --
            Decrease in prepaid expenses                             72.4            --
            (Increase) decrease in unbilled receivables              13.8         (17.5)
            Other, net                                               80.6         (16.6)
                                                                 ---------      --------
                 Net cash flow from operating activities             23.1         (21.2)
                                                                 ---------      --------

     Investing Activities:
        Capital expenditures                                       (191.9)        (84.6)
        Investments in and advances to affiliated companies         (38.4)        (16.6)
        Advances from affiliated companies                           23.9           2.3
        Proceeds from sale of the Wisconsin cable system               --          73.7
        Proceeds from the sale of Lifetime                          317.6          18.1
        Proceeds from the sale of short-term investments            128.4            --
        Payments for purchase of short-term investments             (81.1)           --
        Proceeds from sale of transponders                             --          51.0
        Transponder deposits                                         (1.1)        (46.7)
        Acquisitions, net of cash acquired                       (6,309.9)        (82.0)
        Other, net                                                  (11.4)         (8.5)
                                                                 ---------      --------
            Net cash flow from investing activities              (6,163.9)        (93.3)
                                                                 ---------      --------

     Financing Activities:
        Short-term borrowings (repayments) from banks, net        3,625.0         433.0
        Borrowings (repayment) of Debt                              (13.9)           --
        Redemption of notes                                            --        (298.0)
        Premium on redemption of notes                                 --         (10.0)
        Proceeds from issuance of Class B Common Stock            1,250.0            --
        Payment of Preferred Stock dividends                        (57.7)           --
        Deferred financing fees                                     (87.1)           --
        Other, net                                                   (4.2)          5.0
                                                                 ---------      --------
            Net cash flow from financing activities               4,712.1         130.0
                                                                 ---------      --------
        Net (decrease) increase in cash and cash equivalents     (1,428.7)         15.5
        Cash and cash equivalents at beginning of the period      1,882.4          48.4
                                                                 ---------      --------
     Cash and cash equivalents at end of period                  $  453.7       $  63.9
                                                                 ---------      --------
                                                                 ---------      --------

                        See notes to consolidated financial statements
                                             -6-

                            VIACOM INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

Viacom Inc. is a diversified entertainment company with operations in five principal segments;(i) Networks, (ii) Entertainment, (iii) Cable Television and Broadcasting, (iv) Publishing and (v) Home Video Rental and Music Sales. Paramount Communications Inc. ("Paramount") results of operations are included in Viacom Inc.'s consolidated results of operations since March 1994 (See Note 2). The balance sheet of Blockbuster Entertainment Corporation ("Blockbuster") has been included in Viacom Inc.'s consolidated balance sheet as of September 30, 1994 (see Note 2).

The accompanying unaudited consolidated financial statements of Viacom Inc. have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in Viacom Inc.'s most recent annual report on Form 10-K.

The financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position and results of operations of Viacom Inc. Certain previously reported amounts have been reclassified to conform with the current presentation.

Net earnings (loss) per common share - Primary net earnings per common share is calculated based on the weighted average number of common shares outstanding during each period, the effects of common shares potentially issuable in connection with the contingent value rights ("CVR"), variable common rights ("VCR"), stock options and warrants. In 1993, the effect of contingently issuable common shares from stock options was immaterial and, therefore, the effect is not reflected in primary net earnings per common share. Fully diluted earnings per common share also reflects the effect of the assumed conversion of Preferred Stock for the third quarter 1993. For the nine months ended September 30, 1994, the effect of the assumed conversion of Preferred Stock is antidilutive and, therefore, the effect is not reflected in fully diluted net earnings per common share.


2) PARAMOUNT MERGER, BLOCKBUSTER MERGER AND RELATED TRANSACTIONS

On March 11, 1994, Viacom Inc. acquired a majority of the Paramount common stock outstanding at a price of $107 per share in cash. On July 7, 1994, Paramount became a wholly owned subsidiary of Viacom Inc. (the "Paramount Merger") at the effective time of a merger between Paramount and a subsidiary of Viacom Inc. Each share of Paramount common stock outstanding at the time of the Paramount Merger (other than shares held in the treasury of Paramount or owned by Viacom Inc. and other than shares held by any stockholders who demanded and perfected appraisal rights) was converted into the right to receive (i) 0.93065 of a share of Class B Common Stock, (ii) $17.50 principal amount of 8% exchangeable subordinated debentures ("8% Debentures") of Viacom Inc., (iii) 0.93065 of a CVR, (iv) 0.5 of a warrant to purchase one share of Class B Common Stock at any time

                            VIACOM INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prior to the third anniversary of the Paramount Merger at a price of $60 per share, and (v) 0.3 of a warrant to purchase one share of Class B Common Stock at any time prior to the fifth anniversary of the Paramount Merger at a price of $70 per share.

On September 29, 1994, Blockbuster was merged with and into Viacom Inc. (the "Blockbuster Merger"). Each share of Blockbuster Common Stock outstanding at the time of the Blockbuster Merger (other than shares held in the treasury of Blockbuster or owned by Viacom Inc. and other than shares held by any stockholders who demanded and perfected appraisal rights if available) was converted into the right to receive
(i) 0.08 of a share of Viacom Class A Common Stock, (ii) 0.60615 of a share of Viacom Class B Common Stock, and (iii) one VCR.

The Paramount Merger and the Blockbuster Merger (collectively, the
"Mergers") have been accounted for under the purchase method of accounting. Accordingly, the total cost to acquire Paramount and Blockbuster has been allocated to the respective assets and liabilities acquired based on their fair values at the time of the Mergers with the aggregate excess cost over the fair value of new assets acquired allocated to goodwill.

The unaudited condensed pro forma results of operations data presented below assumes the Mergers and related transactions, and the sale of the one-third partnership interest in Lifetime Television occurred at the beginning of each period presented. The unaudited condensed pro forma results of operations data was prepared based upon the historical consolidated statements of operations of Viacom Inc. and Blockbuster for the nine months ended September 30, 1994 and 1993 and of Paramount for the two months ended February 28, 1994 and nine months ended September 30, 1993, respectively adjusted to exclude non-recurring merger-related charges of $332.1 million (See Note 3). Financial information for Paramount subsequent to the date of acquisition is included in the Viacom Inc. historical information. Intangible assets are amortized principally over 40 years on a straight-line basis. The unaudited pro forma information is not necessarily indicative of the combined results of operations of Viacom Inc., Paramount and Blockbuster that would have occurred if the completion of the transactions had occurred on the dates previously indicated nor are they necessarily indicative of future operating results of the combined company.
                                                      Nine months ended
                                                      -----------------
                                                        September 30,
                                                        -------------
                                                      1994         1993
                                                      ----         ----
                                                    (Millions of dollars)

Revenues                                            $7,380.8     $6,731.5
Earnings from continuing operations                 $  777.7     $  619.9
Net earnings from continuing operations
before extraordinary loss, cumulative effect
   of change in accounting principle and
   preferred stock dividends                        $  112.9     $  64. 7
Net earnings attributable to common stock
before extraordinary loss and cumulative
   effect of change in accounting principle         $   67.9     $   19.7
Earnings per common share before extraordinary
   loss and cumulative effect of change in
   accounting principle                             $    .15     $    .05

                            VIACOM INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3) PARAMOUNT MERGER-RELATED CHARGES

Earnings (loss) from operations for the nine months ended September 30, 1994 include certain merger-related charges reflecting the integration of Viacom International's pre-merger businesses with similar Paramount units, and related management and strategic changes principally related to the merger with Paramount. The amounts of merger-related charges are $73.4 million for Networks, $224.0 million for Entertainment and $17.3 million for Cable Television and Broadcasting.

Merger-related charges principally relate to adjustments of programming assets based upon new management strategies and additional programming sources resulting from the merger with Paramount. In addition, a merger-related charge of $17.4 million included in Corporate expenses reflects the combination of the Viacom International and Paramount staffs.


4) INVENTORIES

Inventories are stated as follows:

                                                                     September 30,         December 31,
                                                                         1994                  1993
                                                                            (Millions of dollars)
      Publishing and other:
          Lower of cost or net realizable value
             Finished goods                                           $  236.2
             Work in process                                              26.1
             Materials and supplies                                       29.1

      Theatrical and television productions:
          Released                                                     1,075.4            $   166.7
          Completed, not released                                          1.3                   --
          In process and other                                           303.7                   --

      Program rights                                                   1,085.9                979.3

      Merchandise                                                        390.0                   --

      Videocassette rental inventory                                     179.8                   --
                                                                      ---------            ---------

      Total inventory                                                  3,327.5              1,146.0

      Less current portion                                             1,664.0                356.5
                                                                      ---------            ---------

      Non-current inventory                                           $1,663.5             $  789.5
                                                                      ---------            ---------
                                                                      ---------            ---------

5) BANK FINANCING AND DEBT

Short-term and long-term debt is set forth on a table in Management's Discussion and Analysis of Results of Operations and Financial Condition.

On July 1, 1994, Viacom Inc., entered into an aggregate $6.489 billion credit agreement (the "Viacom Credit Agreement") and Viacom International Inc.

                            VIACOM INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

("Viacom International") and certain of it subsidiaries (the "Subsidiary Obligors") entered into a $311 million credit agreement (the "Viacom International Credit Agreement," together with the Viacom Credit Agreement collectively the "Credit Agreements") each with certain banks, the proceeds of which were used to refinance the previously existing bank debt of Viacom Inc., Viacom International and Paramount. On September 29, 1994, Viacom Inc., entered into an aggregate $1.8 billion credit agreement (the "$1.8 billion Credit Agreement") with certain banks, the proceeds of which were used to refinance the previously existing bank debt of Blockbuster.

Each of the Viacom Inc. Credit Agreement and the $1.8 billion Credit Agreement is guaranteed by Viacom International and Paramount. In addition, the Viacom International Credit Agreement is guaranteed by Viacom Inc. and Paramount. Viacom International's 8.75% Senior Subordinated Notes, 9.125% Senior Subordinated Notes and 10.25% Senior Subordinated Notes, are each guaranteed by Viacom Inc.

The following is a summary description of the credit agreements. The description does not purport to be complete and should be read in conjunction with each of the credit agreements.

The Viacom Credit Agreement is comprised of (i) a $2.5 billion senior unsecured 2-1/2 year revolving short term loan (the "Short-Term Loan") maturing December 31, 1996, (ii) a $1.8 billion senior unsecured 8 year reducing revolving loan (the "Revolving Loan") maturing July 1, 2002 and
(iii) a $2.189 billion 8 year term loan maturing July 1, 2002 (the "Term Loan"). The Viacom International Credit Agreement is comprised of a $311 million 8-year term loan to Viacom International and certain of its subsidiaries maturing July 1, 2002. The $1.8 billion Credit Agreement is comprised of a $1.8 billion senior unsecured reducing revolving loan to Viacom Inc. maturing July 1, 2002.

The interest rate on all loans made under each of the credit agreements is based upon Citibank, N.A.'s base rate, the Federal Funds Rate or the London Interbank Offered Rate and is affected by Viacom Inc.'s credit rating.

Viacom Inc. is permitted to issue commercial paper with a maturity at the time of issuance not to exceed nine months, provided that following each issuance of commercial paper, the aggregate amount of the Revolving Loans and Short-Term Loan outstanding under the Viacom Credit Agreement, together with the aggregate face amount of commercial paper outstanding shall not exceed the aggregate amount of the Revolving Loan commitment and the Short-Term Loan commitment at such time.

Viacom Inc. is required to repay the outstanding principal amount of the Short-Term Loan in full on December 31, 1996. Viacom Inc. is required to repay the principal outstanding under the Term Loan and the Viacom International Credit Agreement in quarterly payments of 3% for the period commencing July 1, 1997 through October 1, 1997, 4% for the period January 1, 1998 through October 1, 1999, 5% for the period January 1, 2000 through October 1, 2000, and 6% for the period January 1, 2001 through July 1, 2002. The Revolving Loan commitment will be reduced by $90 million on July 1, 1998, $360 million on July 1, 1999, $360 million on July 1, 2000, $450 million on July 1, 2001 and $540 million on July 1, 2002. After giving effect to such Revolving Loan commitment reductions, the principal amount outstanding of such Revolving Loans can not exceed the aggregate Revolving Loan commitment. The $1.8 billion Credit Agreement commitment will be reduced by $375 million on July 1, 1998, $575 million on July 1, 1999 and $283 million on each of July 1, 2000, July 1, 2001 and July 1, 2002.

                            VIACOM INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Viacom Inc. may prepay the loans and reduce commitments under the Viacom Credit Agreement and the $1.8 billion Credit Agreement in whole or in part at any time. Viacom Inc. is required, subject to certain conditions, to make prepayments under the Short-Term Loan resulting from receipt of the first $2.5 billion in the aggregate of net cash proceeds from asset sales other than in the ordinary course of business or from capital market transactions. In the event that a Subsidiary Obligor ceases to be a wholly owned subsidiary of Viacom Inc. or Viacom International, the loans of such Subsidiary Obligor shall be due and payable on the date on which such subsidiary ceases to be a wholly owned subsidiary. If such event occurs prior to December 31, 1996 or the repayment in full of all Short-Term Loans, Viacom Inc. may elect to convert any outstanding portion of the Short-Term Loan into additional Term Loans in an amount equal to the principal amount of such Subsidiary Obligor's loan.

The credit agreements contain certain covenants which, among other things, require that Viacom Inc. maintain certain financial ratios and impose on Viacom Inc. and its subsidiaries certain limitations on substantial asset sales and mergers with any other company in which Viacom Inc. is not the surviving entity, except for the merger of Viacom Inc. into Viacom International Inc. with Viacom International Inc. as the surviving company.

The credit agreements contain certain customary events of default and provide that it is an event of default if National Amusements, Inc. ("NAI") fails to own at least 51% of the outstanding voting stock of Viacom Inc.

Viacom Inc. is required to pay a commitment fee based on the aggregate daily unborrowed portion of the loan commitments. The credit agreements do not require compensating balances.

                              _____________________

Extraordinary Losses

The proceeds from the Viacom Credit Agreement were used to refinance the previously existing bank debt of Viacom Inc., Viacom International and Paramount. Viacom Inc. recognized an extraordinary loss from the extinguishment of debt of $20.4 million, net of a tax benefit of $11.9 million.

On July 15, 1993, Viacom International redeemed all of the $298 million principal amount outstanding of the 11.80% Senior Subordinated Notes at a redemption price equal to 103.37% of the principal amount plus accrued interest to July 15, 1993. Viacom International recognized an after-tax extraordinary loss from the early extinguishment of such debt of $8.9 million, net of a tax benefit of $6.1 million on the transaction. Viacom

                            VIACOM INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International borrowed the funds necessary for the redemption under its bank credit agreements existing during the period.


6) COMMITMENTS AND CONTINGENCIES

Those commitments of Viacom Inc. for program license fees which are not reflected in the balance sheet as of September 30, 1994, which are estimated to aggregate approximately $2.0 billion, principally reflect commitments under Showtime Networks Inc.'s ("SNI's") exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees pertain to SNI and are payable within the next seven years, as part of normal programming expenditures. These commitments of SNI are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.


7) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. (See "Extraordinary Losses" for tax benefit related to extraordinary loss).

The annual effective tax rates of 49% for 1993 and negative 54% for 1994 continue to be affected by amortization of acquisition costs which is not deductible for tax purposes.

Due to the unusual and non-recurring nature of the gain on the sale of Viacom International's one-third partnership interest in Lifetime Television ("Lifetime") and the Wisconsin cable system, the full income tax effect of each transaction is reflected in the second quarter 1994 and first quarter 1993 tax provision, respectively, and is excluded from the estimated annual effective tax rate.

During the first quarter of 1993, Viacom Inc. adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" on a prospective basis and recognized a cumulative benefit from a change in accounting principle of $10.4 million.

8) OTHER ITEMS, NET

On April 4, 1994, Viacom International sold its one-third partnership interest in Lifetime for approximately $317.6 million, which resulted in a pre-tax gain of approximately $267.4 million in the second quarter of 1994. Proceeds from the sale were used to reduce outstanding debt of Viacom International.

As part of the settlement of the Time Warner antitrust lawsuit, Viacom International sold the stock of Viacom Cablevision of Wisconsin, Inc. to Warner Communications Inc. ("Warner"). This transaction was effective on January 1, 1993. As consideration for the stock, Warner paid the sum of $46 million, $20 million of which was received during 1992, plus repayment of debt in the amount of $49 million, resulting in a pre-tax gain of approximately $55 million reflected in "Other items, net." Also reflected in this line item is a net gain on the sale of a portion of an investment held

                            VIACOM INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at cost and adjustment to previously established non-operating litigation reserves.


9) DISCONTINUED OPERATIONS

During the third quarter of 1994, Viacom Inc. entered into a definitive agreement pursuant to which Viacom Inc. agreed to sell the Madison Square Garden Corporation (which includes the Madison Square Garden Arena, The Paramount theater, the New York Knickerbockers, the New York Rangers and the Madison Square Garden Network, collectively "MSG") to a joint venture between ITT Corporation and Cablevision Systems Corporation for approximately $1.075 billion. The closing of the transaction is subject to certain conditions, including expiration of the Hart-Scott-Rodino waiting period. Viacom Inc. acquired MSG during March 1994 as part of the Paramount Merger.

MSG has been accounted for as a discontinued operation, and accordingly, its operating results and net assets have been separately disclosed in the consolidated financial statements. The sale of MSG will result in no after-tax book gain. Summarized results of operations and financial position data of MSG are as follows (in millions):


                                            Three Months
                                                Ended                Nine Months Ended
                                            September 30,               September 30,
                                            -------------               -------------
                                               1994                          1994
                                               ----                          ----

         Results of operations:
         Revenues                              $36.3                       $192.8
         Loss from operations                  (13.0)                        (8.3)
         Benefit for income taxes                5.2                          3.3
         Net Loss                               (7.8)                        (5.0)


                                                        September 30, 1994
                                                        ------------------
        Financial position:
        Current assets                                 $        103.1
        Net property, plant and equipment                       313.9
        Other assets                                            464.1
        Total liabilities                                      (126.7)
                                                       ---------------
        Net assets of MSG                              $        754.4
                                                       ---------------
                                                       ---------------

10) SUPPLEMENTAL CASH FLOW INFORMATION


                                                                       Nine months ended
                                                                         September 30,
                                                                         -------------
                                                                       1994          1993
                                                                       ----          ----
                                                                      (Millions of dollars)
Cash payments for interest, net of amounts capitalized               $226.9          $139.1
Cash payments for income taxes                                         44.4            30.5

Non cash financing and investing activities:
Paramount Merger Consideration                                      2,930.3              --
Blockbuster Merger Consideration                                    7,622.8              --
Equipment under capitalized leases                                     26.5            44.4


                                    -13-

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 Item 2. Management's Discussion and Analysis of Results of
                   Operations and Financial Condition.

 Management's discussion and analysis of the combined results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes.

 On March 11, 1994, Viacom Inc. acquired a majority of the Paramount common stock outstanding, at a price of $107 per share in cash. On July 7, 1994, Paramount became a wholly owned subsidiary of Viacom Inc. (the "Paramount Merger") at the effective time of a merger between Paramount and a subsidiary of Viacom Inc. (See Note 2 of Notes to Consolidated Financial Statements.)

 On September 29, 1994, Blockbuster was merged with and into Viacom Inc. Blockbuster's balance sheet has been included in Viacom Inc.'s consolidated balance sheet as of September 30, 1994.

 The following tables set forth revenues, depreciation and amortization, earnings (loss) from operations, equity in pre-tax earnings of affiliated companies and earnings from operations plus equity in pre-tax earnings by business segment for the periods indicated.

 The Viacom Inc. consolidated statement of operations reflect four operating segments during the periods presented:

          Networks - Basic cable and premium television networks.

          Entertainment - Theatrical Feature Films, Television
Programming, Interactive Media and Technology, Theater
Operations and Amusement Parks.

          Cable Television and Broadcasting - Cable Systems ,
Television and Radio Stations.

          Publishing - Consumer Group, Educational Group and
Business, Technical and Professional Group

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

                                                                  Equity in       Earnings
                                                                   pre-tax          from
                                Depreciation     Earnings from    earnings of   Operations
                                     &            operations      affiliated    plus equity
                    Revenues    amortization     (as reported)    companies       earnings
                    --------    ------------     --------------   ----------    -----------
                                   (Millions of dollars)
Three months ended
September 30, 1994
- ------------------
Networks             $373.1        $13.6              $97.7          $10.2          $107.9
Entertainment         864.6         42.1              139.2            3.5           142.7
Cable &
 Broadcasting         206.0         30.4               45.5             --            45.5
Publishing            700.8         29.3              175.3             --           175.3
Corporate                --          1.5              (34.9)            --           (34.9)
Intercompany          (13.5)          --                 --             --              --
                   ---------      ------             -------         ------         -------
Totals             $2,131.0       $116.9             $422.8          $13.7          $436.5
                   ---------      ------             -------         ------         -------
                   ---------      ------             -------         ------         -------

Three months ended
September 30, 1993
- ------------------
Networks             $318.3        $11.8              $82.7          $(4.3)          $78.4
Entertainment          47.0          2.9                3.4             --             3.4
Cable &
 Broadcasting         148.7         24.3               36.5                           36.5
Publishing               --           --                 --             --              --
Corporate                --           .9              (12.4)            --           (12.4)
Intercompany           (5.9)          --                 --             --              --
                   ---------      ------             -------         ------         -------
Totals               $508.1        $39.9             $110.2          $(4.3)         $105.9
                   ---------      ------             -------         ------         -------
                   ---------      ------             -------         ------         -------

Nine months ended
September 30, 1994
- ------------------
Networks           $1,029.7        $38.7             $168.2          $15.4          $183.6
Entertainment       1,694.6         85.2              (71.5)           4.8           (66.7)
Cable &
 Broadcasting         589.0         86.7              118.1             --           118.1
Publishing          1,300.0         62.8              191.3             --           191.3
Corporate                --          4.4             (104.2)            --          (104.2)
Intercompany          (27.5)          --                 --             --              --
                   ---------      ------             -------         ------         -------
Totals             $4,585.8       $277.8             $301.9         $ 20.2          $322.1
                   ---------      ------             -------         ------         -------
                   ---------      ------             -------         ------         -------

Nine months ended
September 30, 1993
- ------------------
Networks             $892.8        $32.2             $204.3          $(3.4)         $200.9
Entertainment         152.2          6.4               28.8           (1.0)           27.8
Cable &
 Broadcasting         447.0         70.6              118.9             --           118.9
Publishing               --           --                 --             --              --
Corporate                --          2.8              (45.1)            --           (45.1)
Intercompany          (17.4)          --                 --             --              --
                   ---------      ------             -------         ------         -------
Totals             $1,474.6       $112.0             $306.9         $ (4.4)         $302.5
                   ---------      ------             -------         ------         -------
                   ---------      ------             -------         ------         -------


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

 Revenues increased 319%, or $1,622.9 million, to $2,131.0 million, and 211%, or $3,111.2 million to $4,585.8 million for the third quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods. Earnings from operations increased 284%, or $312.6 million, to $422.8 million, and decreased 2% or $5.0 million, to $301.9 million for the quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods. The foregoing changes in results of operations are principally attributable to the acquisition of Paramount and the merger related charges described below.

 Earnings from operations for the nine months ended September 30, 1994 include certain merger-related charges, reflecting the integration of Viacom International's pre-merger businesses with similar Paramount units, and related management and strategic changes principally related to the merger with Paramount. The amounts of merger-related charges are $73.4 million for Networks, $224.0 million for Entertainment and $17.3 million for Cable Television and Broadcasting. These merger-related charges principally relate to adjustments of programming assets based upon new management strategies and additional programming sources resulting from the merger with Paramount. In addition, a merger-related charge of $17.4 million included in Corporate expenses reflects the combination of the Viacom International and Paramount staffs.

 The following discussion of revenues and earnings from operations, is exclusive of these merger-related charges, for each operating segment and includes results of operations of Paramount effective March 1, 1994.


Networks

MTV Networks

MTV Networks ("MTVN") revenues increased 17%, to $217.5 million from $185.4 million, and 22%, to $589.4 million from $482.9 million for the quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods. The increased revenues are principally due to (1) an aggregate increase of $26.5 million and $78.4 million for the quarter and nine month periods, respectively, in advertising sales at each of the services and
(2) an aggregate increase of $10.8 million and $24.5 million for the quarter and nine month periods, respectively, in affiliate fees at each of the services. The increase in advertising sales and affiliate fees are principally due to rate increases.

MTVN's earnings from operations increased 15%, to $87.0 million from $75.9 million, and 18%, to $210.6 million from $178.7 million for the quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods. The current periods reflect the increased revenues, partially offset by increased costs of operating the networks, including losses from MTV Latino, Nickelodeon Magazine, VH-1 U.K. and MTV Asia aggregating $5.0 million for the nine month period.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Showtime Networks Inc.

Revenues of Showtime Networks Inc. ("SNI") increased 17%, to $155.6 million from $132.9 million, and 7%, to $440.3 million from $409.9 million for the quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods. The net revenue increases are due to 1) additional royalty income of $14.8 million resulting from the settlement of an audit; 2) for the quarter, subscription revenues from cable sales of Showtime and The Movie Channel, increased $4.2 million principally due to a 4% increase in the subscriber base, but for the nine months decreased $1.4 million due to a 5% decrease in average rates partially offset by a 5% increase in the subscriber base; and 3) subscription revenues of the back-yard dish business increased $3.7 million and $13.7 million, for the quarter and nine month periods, respectively, primarily due to increases of 18% and 28% in the back-yard dish subscriber base, which was principally attributable to the use of upgraded scrambling technology, and a 2% and 1% increase in average rates, for the quarter and nine month periods, respectively. SNI's premium movie services, Showtime, The Movie Channel and FLIX, served approximately 12.8 million subscribers as of September 30, 1994 and approximately 11.6 million subscribers as of September 30, 1993.

SNI's earnings from operations increased 56%, to $10.7 million from $6.8 million, and 21%, to $31.0 million from $25.7 million for the quarter and nine months ended September 30, 1994, as compared with the same prior-year periods, reflecting the increased revenues partially offset by increased costs.


Entertainment

Theatrical Feature Films

Theatrical feature films revenues were $431.3 million and $786.7 million for the three months and nine months ended September 30, 1994. The revenues reflect strong performances in Theatrical and Home Video operations. Theatrical revenues reflect the domestic success of Forrest Gump, Clear and Present Danger and Naked Gun 33 1/3 during 1994. Home video operations reflect contributions by Naked Gun 33 1/3, Intersection and Addams Family Values.

Features earnings from operations were $86.1 million and $78.8 million for the three months and nine months ended September 30, 1994.

Television Programming

Television programming revenues were $181.5 million and $458.0 million for the three months and nine months ended September 30, 1994 versus $44.6 million and $144.7 million for the three months and nine months ended September 1993. Syndication revenues of Paramount and Viacom were lower in 1994 principally due to strong prior year performance of Wings, Dear John, Cheers and Matlock.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Television programming earnings from operations were $18.7 million and $45.8 million for the three months and nine months ended September 30, 1994 versus $5.8 million and $32.0 million for the three months and nine months ended September 30, 1993.


Amusement Parks

Revenues for Parks were $187.3 million and $323.6 million for the three months and nine months ended September 30, 1994, reflecting for the current quarter, fewer operating days and lower attendance at the Parks which was partially offset by increased per capita income.

Earnings from operations were $30.3 million and $39.2 million for the three months and nine months ended September 30, 1994, primarily reflecting the revenue variances and generally increased operating expenses.


Cable Television and Broadcasting

Cable

Cable Television revenues decreased 3%, to $100.4 million from $103.7 million, and 4% to $304.6 million from $315.7 million for the quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods. The decrease in revenues is primarily attributable to decreases in the basic revenue of $5.8 million and $17.7 million in the quarter and nine month periods. The quarter results reflect an 11% decrease in average rates for basic services, partially offset by a 4% increase in basic customers, and the nine month results reflect a 10% decrease in average rates for basic services, partially offset by a 3% increase in basic customers. Total revenue per basic customer per month decreased 7% to $29.90 from $31.96, and 6% to $30.44 from $32.50 for the quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods. The revenue variances reflect the effect of the 1992 Cable Act rate regulations, released by the FCC, which became effective on September 1, 1993, and additional rate regulations, released in March 1994 which became effective May 15, 1994.

Earnings from operations decreased 33%, to $17.2 million from $25.9 million, and 33%, to $59.8 million from $89.4 million for the quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods, reflecting the decreased revenues and increased operating, general and administrative expenses.

Viacom Cable served approximately 1,127,000 basic customers subscribing to approximately 900,000 premium units as of September 30, 1994. Basic customers and premium units increased 4% and 20%, respectively, since September 30, 1993. Viacom Cable added 9,400 incremental basic customers in third quarter of 1994, approximately 216% over the amount added in the third quarter of 1993.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Television Stations

Viacom television stations revenues increased 15%, to $24.0 million from $20.8 million, and 10%, to $71.6 million from $64.9 million for the quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods, reflecting increased local and national advertising revenues for the Viacom stations.

Earnings from operations increased 33% to $5.4 million from $4.1 million, and increased 33% to $17.6 million from $13.2 million for the quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods.

Paramount television stations revenues were $55.3 million for the third quarter. Earnings from operations were $13.7 million. Results of operations were positively influenced by the acquisition of WKBD-TV in Detroit, which occurred in September 1993.


Radio Stations

Radio revenues increased 9%, to $26.3 million from $24.2 million, and 11%, to $73.8 million from $66.4 million for the quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods, primarily reflecting increased local advertising revenues.

Earnings from operations increased 43%, to $10.6 million from $7.4 million, and 32%, to $25.2 million from $19.1 million, reflecting the increased revenues, partially offset by increased selling and general and administrative expenses.

Publishing

Publishing revenues were $700.8 million and $1,300.0 million for the three months and nine months ended September 30, 1994, respectively. The revenues for the periods reflect the acquisition of Macmillan, which occurred in February 1994.

Earnings from operations were $175.3 million and $191.3 million for the three months and nine months ended September 30, 1994, respectively.

OTHER INCOME AND EXPENSE INFORMATION

Interest Expense, Net

Net interest expense of $162.5 million compared to $36.6 million, and $312.5 million compared to $117.3 million for the quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods reflect increased bank borrowings, the issuance of the 8% Exchangeable Subordinated Debentures and interest on Paramount debt (see "Capital Structure").

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Other Items, net

On April 4, 1994, Viacom International sold its one-third partnership interest in Lifetime for approximately $317.6 million, which resulted in a pre-tax gain of approximately $267.4 million in the second quarter of 1994. Proceeds from the sale were used to reduce outstanding debt of Viacom International.

For the nine months ended September 30, 1993, "Other items, net," reflects the pre-tax gain of approximately $55 million on the sale of the stock of the Wisconsin cable system, an adjustment to previously established non-operating litigation reserves and the net gain on the sale of a portion of an investment held at cost.


Income Taxes

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes.

The annual effective tax rates of 49% for 1993 and negative 54% for 1994 continue to be affected by amortization of acquisition costs which are not deductible for tax purposes.

Due to the unusual and non-recurring nature of the gain on the sale of the one-third partnership interest in Lifetime and the Wisconsin cable system, the full income tax effect of each these transactions is reflected in the second quarter 1994 and first quarter 1993 tax provision, respectively, and is excluded from the estimated annual effective tax rate.

During the first quarter of 1993, Viacom International adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," on a prospective basis and recognized a cumulative benefit from a change in accounting principle of $10.4 million.


Equity In Earnings of Affiliates

"Equity in earnings of affiliated companies, net of tax" was $8.6 million for the quarter ended September 30, 1994 compared to a loss of $2.8, and $12.3 million for the nine months ended September 30, 1994 compared to a loss of $2.9 million for the same prior-year periods, primarily reflecting the inclusion of Paramount's earnings of affiliated companies for the seven months ended September 30, 1994, and improved operating results at Comedy Central.


Extraordinary Items

Viacom Inc. recognized an extraordinary loss from the extinguishment of debt of $20.4 million, net of a tax benefit of $11.9 million (see "Capital Structure").

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

On July 15, 1993, Viacom International redeemed all of the $298 million principal amount outstanding of the 11.80% Senior Subordinated Notes at a redemption price equal to 103.37% of the principal amount plus accrued interest to July 15, 1993. Viacom International recognized an after-tax extraordinary loss from the early extinguishment of such debt of $8.9 million, net of a tax benefit of $6.1 million on the transaction. Viacom International borrowed the funds necessary for the redemption under its bank credit agreements existing during the period.


Effective January 1, 1994, Viacom Inc. adopted Statement of Financial Accounting Standards No. 112, "Employers Accounting for Postemployment Benefits," which did not have a material effect on its financial position or results of operations.


Liquidity and Capital Resources

Acquisitions

On March 11, 1994, Viacom Inc. acquired a majority of the Paramount common stock outstanding, at a price of $107 per share in cash. On July 7, 1994, Paramount became a wholly owned subsidiary of Viacom Inc. (the "Paramount Merger") at the effective time of a merger between Paramount and a subsidiary of Viacom Inc. (See Note 2 of Notes to Consolidated Financial Statements.)

On September 29, 1994, Blockbuster was merged with and into Viacom Inc. (the "Blockbuster Merger"). The Viacom Inc. consolidated balance sheet includes the Blockbuster's balance sheet as of September 30, 1994. Blockbuster's results of operations will be consolidated as of October 1, 1994 (see Note 2 of Notes to Consolidated Financial Statements). Blockbuster revenues were $766.0 million and $2,138.8 million for the three months and nine months ended September 30, 1994, respectively. Earnings from operations were $121.7 million and $360.2 million for the three months and nine months ended September 30, 1994, respectively.



Viacom Inc. expects to fund its anticipated operating, investing and financing cash requirements, with internally generated funds and with various external sources of funds, including additional financings and the sale of non-strategic assets as such opportunities may arise, such as the expected sale of the operations of Madison Square Garden.

Viacom Inc.'s scheduled maturities of long-term debt under the Credit Agreement and $1.8 billion Credit Agreement through December 31, 1998 assuming full utilization are $2.5 billion (1996) and $150 million (1997) and $865 million
(1998).

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Viacom Inc. and Viacom International were each in compliance with all covenants and had satisfied all financial ratios and tests as of September 30, 1994 under their credit agreements. Viacom Inc. and Viacom International expect to remain in compliance with such covenant ratios as may be applicable from time to time during 1994.

Debt, including the current portion, as a percentage of total capitalization of Viacom Inc. was 46% at September 30, 1994 and 48% at December 31, 1993.

The indebtedness under Viacom Inc.'s and Viacom International's
Credit agreements bears interest at floating rates, causing Viacom International and Viacom Inc. to be sensitive to changes in prevailing interest rates. As of September 30, 1994, Viacom Inc. and its subsidaries had obtained interest rate protection agreements with respect to approximately $4.3 billion of indebtedness. The majority of the interest rate protection agreements will mature over the next four years.

Commitments of Viacom Inc. for program license fees which are not reflected in the balance sheet as of September 30, 1994, are estimated to aggregate approximately $2.0 billion (See Note 6).

Net cash flow from operating activities was $23.1 million for the nine months ended September 30, 1994 versus negative $21.2 million for the nine months ended September 30, 1993 due to increased earnings from operations of Viacom International prior to merger-related charges and Paramount's results of operations for the seven months ended September 30, 1994. Net cash expenditures for investing activities of $6.2 billion for the nine months ended September 30, 1994, principally reflects the acquisition of the majority of the shares outstanding of Paramount and capital expenditures, partially offset by proceeds from the sale of the one-third partnership interest in Lifetime. Net cash expenditures for investing activities of $93.3 million for the nine months ended September 30, 1993, principally reflects the acquisition of ICOM Simulations, Inc. and KXEZ-FM, capital expenditures, the additional investment in Star Sight Telecast, Inc. and advances to Comedy Central partially offset by proceeds from the sale of the Wisconsin cable system and an investment held at cost. Financing activities principally reflect borrowings and repayments of debt under the credit agreements during each period presented, and in 1994, the borrowings under the Merger Credit Agreement (as defined in "Capital Structure") and the sale of Class B Common Stock to Blockbuster.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Capital Structure

The following table sets forth the capitalization of Viacom Inc. and subsidiaries as of September 30, 1994 and December 31, 1993:

                                            September 30,          December 31,
                                                 1994                  1993
                                            -------------          ------------
                                                    (Millions of dollars)

  Current portion of long-term debt          $   21.7                $   58.5

  Long-term debt:
  Viacom Inc.:
    Notes payable to banks (a)               $7,462.3               $    28.2
  8.0% Exchangeable Subordinated Debentures
       due 2006 (b)                             689.7                      --
  6.625% Senior Notes due 1998                  150.0                      --
  Other                                          59.6                      --

  Viacom International:
    Notes payable to banks                      311.0                 1,900.0
     9.125% Senior Subordinated Notes due 1999  150.0                   150.0
     8.75% Senior Subordinated Reset Notes
           due 2001                             100.0                   100.0
    10.25% Senior Subordinated Notes due 2001   200.0                   200.0
     Obligations under capital leases            81.8                    61.8

  Paramount (c):
     5.875% Senior Notes due 2000               149.4                      --
     7.5% Senior Notes due 2002                 246.9                      --
     8.25% Senior Notes due 2022                246.9                      --
     7.5% Senior Notes due 2023                 149.5                      --
     7% Subordinated Debentures due 2002        182.3                      --
     Other notes due 1994 to 1996                13.7                      --
     Obligations under capital leases             6.8                      --
                                            ----------               ----------
                Total long-term debt        $10,199.9                $2,440.0
                                            ----------               ----------
                                            ----------               ----------

  Shareholders' equity of Viacom Inc.:
    Preferred Stock (d)                      $1,200.0                $1,800.0
    Common stock and additional paid-in
           capital                           10,728.7                   922.1
    Retained earnings (accumulated deficit)      75.8                    (4.0)
    Cumulative translation adjustment            10.0                      --
                                            ----------               ----------
           Total shareholders' equity       $12,014.5               $ 2,718.1
                                            ----------               ----------
                                            ----------               ----------
______________

                    a) On July 1, 1994, Viacom Inc., entered into an aggregate $6.489 billion credit agreement (the "Viacom Credit Agreement") and Viacom International and certain of its subsidiaries (the "Subsidiary Obligors") entered into a $311 million credit agreement (the "Viacom International Credit Agreement", together with the Viacom Credit Agreement, collectively the "Credit Agreements") each

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

with certain banks, the proceeds of which were used to refinance the previously existing bank debt of Viacom Inc., Viacom International and Paramount. On September 29, 1994, Viacom Inc., entered into an aggregate $1.8 billion credit agreement (the "$1.8 billion Credit Agreement") with certain banks, the proceeds of which were used to refinance the previously existing bank debt of Blockbuster. See Note 4 to Notes to Consolidated Financial Statements for a summary description of the credit agreements.

Each of the Viacom Inc. Credit Agreement and the $1.8 billion Credit Agreement is guaranteed by Viacom International and Paramount. In addition, the Viacom International Credit Agreement is guaranteed by Viacom Inc. and Paramount. Viacom International's 8.75% Senior Subordinated Notes, 9.125% Senior Subordinated Notes and 10.25% Senior Subordinated Notes, are each guaranteed by Viacom Inc.

             b) The 8% Debentures are presented not of an unamortized discount of $372.6 million.

             c) The Paramount notes and debentures are presented net of an aggregate unamortized discount of $56.5 million

             d) The Preferred Stock purchased by Blockbuster was canceled upon the consummation of the Blockbuster Merger.

As of September 30, 1994, NAI owned approximately 61% of the outstanding shares of Viacom Class A Common Stock and 26% of the outstanding Class A and Class B Common Stock on a combined basis.

                         PART II  --  OTHER INFORMATION

Item 4.    Submission of Matters for a Vote of Security Holders.

          A Special Meeting of Stockholders of Viacom Inc. ("Viacom") was held on September 29, 1994. The approval of the Agreement and Plan of Merger (the "Merger Agreement") dated as of January 7, 1994, as amended as of June 15, 1994, between Viacom and Blockbuster Entertainment Corporation, was voted upon at the meeting.

          The votes cast for, against or abstaining from the approval of the Merger Agreement were as follows:

  Votes For:                    Votes Against:                     Abstentions:
  50,726,022                        401,209                           21,711

Item 6.    Exhibits and Reports on Form 8-K.

(a)       Exhibits.

          10.1 Employment Agreement, dated as of August 1, 1994, between Viacom Inc. and Frank J. Biondi, Jr. (filed herewith) Agreement under the Viacom Inc. 1994 Long-Term Management Incentive Plan, dated as of August 18, 1994, between Viacom Inc. and Frank J. Biondi, Jr. (filed herewith).

          27.1  Financial Data Schedule.

(b)       Reports on Form 8-K for Viacom Inc.

          Current Report on Form 8-K, dated July 7, 1994, relating to the merger of Viacom Sub Inc., a wholly owned subsidiary of Viacom Inc. ("Viacom Sub"), with and into Paramount Communications Inc. ("Paramount"), pursuant to the Amended and Restated Agreement and Plan of Merger dated as of February 4, 1994, as further amended as of May 26, 1994, among Viacom Inc., Viacom Sub and Paramount.

          Current Report on Form 8-K, dated July 22, 1994, relating to the aggregate $6.489 billion credit agreement, entered into by Viacom Inc. on July 1, 1994 and the respective guarantees of Paramount Communications Inc. ("Paramount") and Viacom International Inc. ("Viacom International") thereto; and to the $311 million credit agreement entered into by Viacom International and certain of its subsidiaries on July 1, 1994 and the respective guarantees of Paramount and Viacom Inc. thereto.

          Current Report on Form 8-K, dated September 1, 1994, relating to the Agreement and Plan of Merger entered into among Viacom Inc., Paramount Communications Realty Corporation, ITT, Rainbow Garden Corporation and MSG Holdings, L.P.; and to the agreement to sell the assets of television station WTXF in Philadelphia, Pennsylvania to Fox Television Stations, Inc.

          Current Report on Form 8-K, dated September 21, 1994, relating to the settlement, subject to court approval, of all pending Blockbuster Entertainment Corporation ("Blockbuster") shareholder litigation relating to the merger of Blockbuster with and into Viacom Inc. ("Viacom"); and to the employment agreements, dated September 20, 1994, among Viacom and approximately 40 members of the management team of Blockbuster.

          Current Report on Form 8-K, dated September 29, 1994, relating to the merger of Blockbuster Entertainment Corporation ("Blockbuster") with and into Viacom Inc. ("Viacom"), pursuant to the Agreement and Plan of Merger (the "Merger Agreement") dated as of January 7, 1994, as amended as of June 15, 1994, between Viacom and Blockbuster; and to a $1.8 billion credit agreement entered into by Viacom with the banks signatory thereto, The Bank of New York, as a Managing Agent and as the Documentation Agent, Citibank, N.A., as a Managing Agent and as the Administrative Agent, Morgan Guaranty Trust Company of New York, as a Managing Agent, JP Morgan Securities Inc., as the Syndication Agent, The Bank of America NT&SA, as a Managing Agent, and the banks named as Agents therein.

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




                                                VIACOM INC.
                                           ---------------------------
                                               (Registrant)



Date    November 21, 1994                   /s/Frank J. Biondi, Jr.  .
                                           ---------------------------
                                               Frank J. Biondi, Jr.
                                               President,
                                               Chief Executive Officer

Date    November 21, 1994                  /s/George S. Smith, Jr.
                                           ---------------------------
                                              George S. Smith, Jr.
                                              Senior Vice President,
                                              Chief Financial Officer

                              EXHIBIT INDEX
                              -------------





Exhibit                       Description
- -------                       -----------

10.1 Employment Agreement, dated as of August 1, 1994, between Viacom Inc. and Frank J. Biondi, Jr.
                   Agreement under the Viacom Inc. 1994 Long-Term
                   Management Incentive Plan, dated as of August
                   18, 1994, between Viacom Inc. and Frank J. Biondi, Jr.

27.1               Financial Data Schedule.