Form 10-K
VIACOM INC
filed 1995-03-31
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994  COMMISSION FILE NUMBER 1-9553

                                   VIACOM INC.
             (Exact Name Of Registrant As Specified In Its Charter)

                Delaware                                04-2949533
    (State Or Other Jurisdiction Of                  (I.R.S. Employer
    Incorporation Or Organization)                   Identification No.)

    1515 Broadway, New York, NY                           10036
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

    Registrant's telephone number, including area code  (212)258-6000

           Securities Registered Pursuant to Section 12(B) of the Act:

 Title Of Each Class                  Name Of Each Exchange On Which Registered

Class A Common Stock, $0.01 par value               American Stock Exchange
Class B Common Stock, $0.01 par value               American Stock Exchange
Warrants Expiring on July 7, 1997                   American Stock Exchange
Warrants Expiring on July 7, 1999                   American Stock Exchange
Contingent Value Rights                             American Stock Exchange
Variable Common Rights                              American Stock Exchange
8% Exchangeable Subordinated Debentures due 2006    American Stock Exchange
6.625% Senior Notes due 1998                        New York Stock Exchange

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

   As of March 27, 1995, 74,684,715 shares of Viacom Inc. Class A Common Stock, $0.01 par value ("Class A Common Stock"), and 284,965,503 shares of Viacom Inc. Class B Common Stock, $0.01 par value ("Class B Common Stock"), were outstanding. The aggregate market value of the shares of Class A Common Stock (based upon the closing price of $45.50 per share as reported by the American Stock Exchange on that date) held by non-affiliates was approximately $1,273,335,609 and the aggregate market value of the shares of the Class B Common Stock (based upon the closing price of $44.875 per share as reported by the American Stock Exchange on that date) held by non-affiliates was approximately $10,300,917,362.

                       DOCUMENTS INCORPORATED BY REFERENCE
The Definitive Proxy of the Registrant for the 1995 Annual Meeting of Shareholders (Part III to the extent described herein).

                                     Part I

Item 1.  Business.

Background

           Viacom Inc. (together with its subsidiaries and divisions, unless the context otherwise requires, the "Company") is a diversified entertainment and
publishing   company  with  operations  in  five  segments:  (i)  Networks   and
Broadcasting, (ii) Entertainment, (iii) Video and Music/Theme Parks, (iv) Publishing, and (v) Cable Television. Through the Networks and Broadcasting
segment, the Company  operates  MTV:   MUSIC   TELEVISION (R), SHOWTIME (R),
NICKELODEON(R)/NICK AT NITE (R) and VH1 MUSIC FIRST (TM), among other program services, and 12 broadcast television and 12 radio stations. Through the Entertainment segment, which includes PARAMOUNT PICTURES (TM) and the Company's approximately 77%- owned subsidiary Spelling Entertainment Group Inc., the Company produces and distributes theatrical motion pictures and television programming. Through the Video and Music/Theme Parks segment, which includes the BLOCKBUSTER(R) family of businesses and PARAMOUNT PARKS (TM), the Company is the leading worldwide owner, operator and franchisor of videocassette rental and sales stores and a leading owner and operator of music stores in the U.S. In addition, PARAMOUNT PARKS owns and operates five theme parks located in the U.S. and Canada. Through the Publishing segment, which includes SIMON & SCHUSTER(R), MACMILLAN PUBLISHING USA(TM) and PRENTICE HALL(R), the Company publishes and distributes educational, consumer, business, technical and professional books, and audio-video software products.
Through the Cable Television segment, the Company operates cable television systems serving approximately 1.1 million customers.

           The Company was organized in Delaware in 1986 for the purpose of acquiring Viacom International Inc. ("Viacom International"). On March 11, 1994, the Company acquired a majority of outstanding shares of Paramount Communications Inc. ("Paramount Communications") by tender offer; on July 7, 1994, Paramount Communications became a wholly owned subsidiary of the Company, and, on January 3, 1995, Paramount Communications was merged into Viacom International. On September 29, 1994, Blockbuster Entertainment Corporation merged with and into the Company (the "Blockbuster Merger"). On January 20, 1995, the Company agreed to sell its cable television systems to a partnership of which Mitgo Corp., a company wholly owned by Frank Washington, is the general partner, for approximately $2.3 billion, subject to certain conditions, including receipt of a tax certificate from the Federal Communications Commission ("FCC") and the availability of certain federal tax consequences of the sale advantageous to the Company. The U.S. House of Representatives and the U.S. Senate have each approved a similar version of legislation that would eliminate such tax consequences. The House of Representatives has also approved a compromise version of the bill, which is awaiting Senate approval. The Company has announced that it will not proceed with the agreed transaction in the event that such tax consequences are unavailable. (see "Business -- Regulation"). The Company has also announced that it is considering other options with respect to the disposition of its cable systems and that it intends to proceed with such disposition. On March 10, 1995, the Company sold Madison Square Garden Corporation for closing proceeds of approximately $1.009 billion, representing the sale price of approximately $1.075 billion, less an approximately $66 million working capital adjustment. The net after-tax proceeds of the sale were used to repay indebtedness.

          As of March 1, 1995, National Amusements, Inc. ("NAI"), a closely held corporation that owns and operates more than 900 movie screens in the U.S. and the U.K., owned approximately 61% of the Company's voting Class A Common Stock ("Class A Common Stock"), and approximately 26% of the Company's outstanding Class A Common Stock and non-voting Class B Common Stock ("Class B Common Stock") on a combined basis. NAI is not subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board of the Company.

           The Company's principal offices are located at 1515 Broadway, New York, New York 10036 (telephone 212/258-6000). At December 31, 1994, the Company and its affiliated companies employed approximately 70,000 people, of which approximately 30,700 were full-time salaried employees.

Business

Networks and Broadcasting

           Networks.   The  Company, through MTV Networks ("MTVN"), operates
three advertiser-supported  basic cable television program services  in  the
U.S.: MTV: MUSIC TELEVISION(R) ("MTV") (including the U.S feed of MTV LATINO(TM)), VH1 MUSIC FIRST(TM) ("VH1") and NICKELODEON(R)/NICK AT
NITE(R). The Company also operates three  premium subscription  services  in the U.S.: SHOWTIME(R), THE MOVIE CHANNEL(TM) and FLIX(TM). Additionally, the Company participates as a joint venture partner in four additional advertiser-supported basic cable program services in the U.S.: USA NETWORK(TM) and the SCI-FI CHANNEL(TM) (both of which are operated by USA Networks), COMEDY CENTRAL(TM), and ALL NEWS CHANNEL(TM). Internationally, the Company owns and operates MTV EUROPE(TM), MTV LATINO(TM), VH-1(TM) in the U.K. and VH-1(TM) in Germany, and participates as a joint venture partner in NICKELODEON U.K.
The Company plans to launch MTV ASIA(TM)  in the   second  quarter  of  1995,
NICKELODEON AUSTRALIA(TM), a premium subscription television service, also in 1995, and VH-1(TM) in Latin America in 1996. The Company has also entered into a joint venture agreement for the development and launch of MTV SOUTH AFRICA(TM) in 1996, and has entered into a joint venture with Ravensburger
Film & TV GmbH, which has received a license to launch NICKELODEON(TM) in Germany.
The Company also packages satellite-delivered program services for distribution to home satellite dish owners in the U.S. through SHOWTIME SATELLITE NETWORKS(TM).

           MTV  Networks.  Each of MTV, MTV EUROPE, MTV LATINO,
NICKELODEON/NICK AT NITE and VH1 (including VH-1 in the U.K.) is a 24-hours-a-day, seven-days-a- week program service transmitted via satellite for distribution by cable television operators and other distributors.

           MTV targets young adult viewers from the ages of 12 to 34 with programming that consists primarily of music videos and concerts, music and general lifestyle information, comedy and dramatic series, news specials, interviews, documentaries and other youth-oriented programming. Additionally, international MTV program services are regionally customized to suit the local tastes of their young adult viewers by the inclusion of local music, programming, language content and on-air personalities.

           MTV has expanded its business opportunities based on its programming to include, among other enterprises, an MTV line of home videos, merchandise, interactive products and books, and electronic retailing programs. MTV also pursues broadcast network and first-run syndication television opportunities and motion picture development and production through its MTV Productions operation.

           MTV was licensed to approximately 54.2 million domestic cable subscribers at December 31, 1994 (based on subscriber counts provided by each cable system). According to the December 1994 sample reports issued by the A.C. Nielsen Company (the "Nielsen Report"), MTV reached approximately 58.7 million domestic subscriber households.

           MTV EUROPE is designed to communicate with Europe's youth in their language by providing a high percentage of European-sourced youth programming, including music videos, and focusing on fashion, movies, news, trends and social issues. MTV EUROPE is distributed via cable systems, direct-to-home satellite transmission and terrestrial re-broadcast of the satellite transmission in Europe and certain countries in the former Soviet Union and the Middle East. According to Pan European Television Audience Research, MTV EUROPE reached approximately 59.1 million subscribers at December 31, 1994.

           MTV LATINO, launched in October 1993, reaches subscribers to cable, multichannel, multidistribution systems ("MMDS") and satellite master antenna television systems ("SMATV") and direct-to-home satellite viewers in approximately 20 countries in Latin America and in the U.S. MTV LATINO was distributed to approximately 4.8 million subscribers at December 31, 1994 (based on subscriber counts provided by each distributor of the service).

           MTV ASIA, which is expected to launch in the second quarter of 1995, will reach subscribers throughout Asia via cable, terrestrial MMDS, SMATV and direct-to-home satellite dishes. MTV ASIA will consist of two separate satellite feeds, one primarily in Mandarin, the other primarily in English.

            MTVN  has  licensing  arrangements  covering  the  distribution   of
regionally-specific program services in Brazil and Japan.   MTVN  also  licenses
worldwide MTV programs, merchandise and format rights.

           NICKELODEON combines acquired and originally produced programs in a pro-social, non-violent format comprising two distinct program units tailored to age-specific demographic audiences. NICKELODEON, targeted to audiences ages 2 to 14 (which includes NICK JR., a program block designed for 2 to 5 year olds),
features  live-action,  animation and original kid game  shows.   NICK  AT  NITE
primarily attracts an audience ages 18 to 49 and offers "Classic TV(TM)" shows from various eras, including THE DICK VAN DYKE SHOW, THE MARY TYLER MOORE
SHOW and TAXI.   At  December  31, 1994, NICKELODEON was licensed to
approximately  55.6 million  cable  subscribers and NICK AT NITE was licensed to approximately 55.2 million cable subscribers (based on subscriber counts provided by each cable system for each program unit). According to the Nielsen Report, NICKELODEON and NICK AT NITE each reached approximately 60.9 million subscriber households. In 1994, NICKELODEON expanded its brand and
character licensing  programs  in  the U.S.   and   international  markets
by entering into merchandise agreements throughout the world and by producing audio and video product in the U.S. and Canada for distribution
under its agreement with Sony Music Entertainment,  Inc. ("Sony   Music").
Additionally,  NICKELODEON  has  commenced  publication   of NICKELODEON
books with Simon & Schuster and has introduced "The Big Help" campaign to encourage volunteerism among young people and "U to U", a fully interactive television program.

           NICKELODEON in the U.K. is a joint venture of the Company and British Sky Broadcasting Limited and is a 12-hours-a-day, seven-days-a-week satellite-delivered children's programming service which includes original programming produced by NICKELODEON and the joint venture.

           VH1 presents music videos, long-form music-based series, original concerts, music-based news segments, fashion, comedy and promotions and targets an audience from the ages of 25 to 44. On October 17, 1994, VH1 was relaunched as VH1 MUSIC FIRST in the U.S. At December 31, 1994, VH1 was licensed to approximately 47.2 million domestic cable subscribers (based on subscriber counts provided by each cable system). According to the Nielsen Report, VH1 reached approximately 49.8 million domestic subscriber households. VH-1 in the U.K. was launched in September 1994 and is distributed to approximately 3.1 million viewers in the U.K. and Ireland via cable systems and direct-to-home satellite transmission as of December 31, 1994 (based on subscriber counts provided by each distributor of the service). VH-1 in Germany was launched in March 1995. The Company has announced plans to launch VH-1 in Latin America in 1996.

           MTVN, in exchange for cash and advertising time or promotional consideration only, licenses from record companies the availability of music videos for exhibition on MTV and on MTVN's other basic cable networks. The agreements generally provide that the videos are available for debut by MTVN and that certain videos are subject to exclusive exhibition periods on MTV. In October 1994, MTVN entered into a music video licensing agreement with Sony Music which licenses to MTVN international exhibition rights in key territories. MTVN's ability to continue to obtain music videos on favorable terms is material to MTVN. (See "Business -- Competition")

           MTVN derives revenues principally from two sources: the sale of time on its own networks to advertisers and the license of the services to cable television operators and other distributors. The sale of MTVN advertising time is affected by viewer demographics, viewer ratings and market conditions for advertising time. Adverse changes in general market conditions for advertising may affect MTVN's revenues. MTVN also derives revenues from the license fees paid by cable operators and other distributors which deliver programming by non-cable technologies. In 1994, MTVN derived approximately 59% of its revenues from music programming and approximately 41% of its revenues from children's and other programming.

           Showtime Networks Inc. Showtime Networks Inc. ("SNI") operates three 24-hours-a-day, seven-days-a-week commercial-free, premium subscription services: SHOWTIME, offering theatrically released feature films, dramatic series, comedy specials, boxing events, and original movies; THE MOVIE CHANNEL, offering feature films and related programming including film festivals; and FLIX, an added-value premium subscription service featuring movies, primarily from the 1960s, 70s and 80s. SHOWTIME, THE MOVIE CHANNEL and FLIX are offered to cable television operators and other distributors under affiliation agreements which for SHOWTIME and THE MOVIE CHANNEL are generally for a term of three to five years, and in each case are distributed to the systems they serve by means of domestic communications satellites. SHOWTIME, THE MOVIE CHANNEL and FLIX are also offered to distributors for subscription by home satellite dish owners, including United States Satellite Broadcasting Inc., a subsidiary of Hubbard Broadcasting, Inc., which uses high-powered Ku-Band direct broadcast satellite technology. At December 31, 1994, SHOWTIME, THE MOVIE CHANNEL and FLIX, in the aggregate, had approximately 13.5 million cable and other subscribers in approximately 8,800 cable systems as well as other distribution systems in 50 states and certain U.S. territories. In January 1995, SNI and Robert Redford announced plans to launch, in late 1995, the Sundance Film Channel, designed to be a commercial-free 24-hours-a-day, seven-days-a-week premium subscription service featuring independent and foreign language films and documentaries.

           SNI also provides special events, such as sports events, and feature films to licensees on a pay-per-view basis through its operation of SET PAY PER VIEW. For example, SNI recently announced an exclusive multi-year agreement among former heavyweight champion Mike Tyson, Don King Productions, Inc., SNI and SET PAY PER VIEW for the pay-per-view marketing and exhibition of all of Mike Tyson's fights over three years. SNI, through its subsidiary, Showtime Satellite Networks Inc., packages for distribution to home satellite dish owners the Company's wholly owned program services as well as COMEDY CENTRAL, USA NETWORK, the SCI-FI CHANNEL, and certain third-party program services.

          In order to exhibit theatrical motion pictures on premium subscription television, SNI enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for SHOWTIME and THE MOVIE CHANNEL, from major or independent motion picture producers and other distributors. SNI's exhibition rights always cover the U.S. and may, on a contract-by-contract basis, cover additional territories. Theatrical motion pictures are generally exhibited first on SHOWTIME and THE MOVIE CHANNEL after an initial period for theatrical, home video and pay-per-view exhibition and before the period has commenced for standard broadcast television and basic cable television exhibition. Many of the motion pictures which appear on FLIX have been previously available for standard broadcast and other exhibitions.

           SNI also arranges for the development, production and, in many cases, distribution of original programs and motion pictures. These original programs and motion pictures premiere on SHOWTIME and certain of such programming is exploited in various media worldwide.

           The cost of acquiring premium television rights to programming is the principal expense of SNI. At December 31, 1994, in addition to program acquisition commitments reflected in the Company's financial statements, SNI had commitments to acquire programming rights at an aggregate cost of approximately $1.9 billion, most of which is payable over the next seven years as part of SNI's normal programming expenditures. These commitments are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

          Joint Ventures. USA Networks, a joint venture of the Company and MCA, Inc. ("MCA"), operates two national advertiser-supported basic cable television networks: USA NETWORK, a general entertainment and sports channel, and the SCI-FI CHANNEL, a science fiction channel. COMEDY CENTRAL, a joint venture of the Company, through MTVN, and Home Box Office ("HBO"), is an advertiser-supported basic cable television comedy service. ALL NEWS CHANNEL, a joint venture of a subsidiary of the Company and Conus Communications Company Limited Partnership, a limited partnership whose managing general partner is Hubbard Broadcasting, Inc., consists of national and international news, weather, sports and business news. Each of USA NETWORK, the SCI-FI CHANNEL, COMEDY CENTRAL and ALL NEWS CHANNEL is a 24-hours-a-day, seven-days-a-week service.

           Broadcasting.   The Company owns and operates 12 television  stations
and 12 radio stations. All of the television and radio stations operate pursuant to the Communications Act of 1934, as amended (the "Communications Act"), and licenses granted by the FCC, which are renewable every five years in the case of television stations and every seven years in the case of radio stations.

           The Company's strategy has been to acquire independent television stations in the top 20 U.S. markets to the extent advantageous in conjunction with the Company's formation of the United Paramount Network ("UPN") (See
"Business -- Entertainment"). The Company acquired WSBK-TV, serving Boston, Massachusetts, on March 7, 1995 and has entered into agreements to acquire WGBS-TV, serving Philadelphia, Pennsylvania and WBFS-TV, serving Miami, Florida. The Company sold WLFL-TV, serving Raleigh/Durham, North Carolina, on January 17, 1995 and has entered into agreements to sell WTXF-TV, serving Philadelphia, Pennsylvania and KRRT-TV, serving San Antonio, Texas. The table below sets forth a list of the 12 television properties owned and operated by the Company at March 31, 1995.


Station and Metropolitan Area Served                      Network Affiliation and Expiration
                                              Type        Date of Affiliation Agreement
--------------------------------------------------------------------------------------------
WTXF-TV *
Philadelphia, PA                              VHF         Fox/contingent upon sale*

WSBK-TV
Boston, MA                                    UHF         UPN/January 16, 1998

WDCA-TV
Washington, DC                                VHF         UPN/January 16, 1998

KTXA-TV
Dallas, TX                                    VHF         UPN/January 16, 1998

WKBD-TV
Detroit, MI                                   VHF         UPN/January 16, 1998

KTXH-TV
Houston, TX                                   VHF         UPN/January 16, 1998

KMOV-TV
St. Louis, MO                                 VHF         CBS/December 31, 1996

KRRT-TV *
San Antonio, TX                               VHF         UPN/January 16, 1998

WVIT-TV
Hartford-New Haven-New Britain-Waterbury,
CT                                            UHF         NBC/July 2, 1995

WNYT-TV
Albany-Troy-Schenectady, NY                   VHF         NBC/September 28, 1995

WHEC-TV
Rochester, NY                                 VHF         NBC/August 13, 1996

KSLA-TV
Shreveport, LA                                VHF         CBS/June 30, 1995

*The Company has entered into agreements to sell these television stations.


           The Company owns and operates the following 12 radio stations: WLTW-FM, serving New York, New York (Adult Contemporary), KYSR-FM and KXEZ-FM, each serving Los Angeles, California (Adult Contemporary), WLIT-FM, serving Chicago, Illinois (Adult Contemporary), WLTI-FM, serving Detroit, Michigan (Adult Contemporary), WMZQ-AM/FM (Country), WJZW-FM (Jazz) and WCPT-AM (CNN Headline News), each serving Washington, D.C., KBSG-AM/FM, serving Tacoma/Seattle, Washington (Oldies), and KNDD-FM, serving Seattle, Washington (New Rock/AOR). The Company has undertaken to divest two stations in the Washington, D.C. market as a result of multiple ownership issues arising from the acquisition of Paramount Communications (See "Business
-- Regulation"). On March 22, 1995, the Company sold KSOL-FM, serving San Francisco, California, and KYLZ-FM, serving Santa Cruz/San Jose, California.

Entertainment

           The Entertainment segment's principal businesses are the production and distribution of motion pictures and television programming as well as movie theater operations and new media and interactive services.

           Theatrical Motion Pictures. Through PARAMOUNT PICTURES(TM), the Company produces, finances and distributes feature motion pictures. Motion pictures are produced by PARAMOUNT PICTURES, produced by independent producers and financed in whole or in part by PARAMOUNT PICTURES, or produced by others and acquired by PARAMOUNT PICTURES. Each picture is a separate and distinct product with its financial success dependent upon many factors, among which cost and public response are of fundamental importance.
Feature motion pictures are produced or acquired  for distribution, normally
for exhibition in U.S. and foreign theaters followed   by   videocassettes
and  discs,  pay-per-view  television,   premium subscription  television,
network television, and basic cable television and syndicated television exploitation. During 1994, PARAMOUNT PICTURES released 16 feature motion pictures, including FORREST GUMP, winner of six Academy Awards including
"Best Picture", STAR TREK:  GENERATIONS, NOBODY'S FOOL, and CLEAR  AND
PRESENT  DANGER.   PARAMOUNT PICTURES plans to release approximately  16  to  18
films  in  1995.   In  seeking  to maximize PARAMOUNT  PICTURES'  output,  while decreasing its financial exposure, the Company has entered into agreements to distribute films produced and/or financed by other parties. For example, entities associated with the Company have agreements with companies with which Michael Douglas and Steven Reuther are associated, for the production and/or financing of 12 films over four years. PARAMOUNT PICTURES also has an agreement with Lakeshore Entertainment Corporation ("Lakeshore") for the distribution by PARAMOUNT PICTURES of 15 films to be produced by Lakeshore over five years. In addition, PARAMOUNT PICTURES entered into an agreement with Columbia Pictures for PARAMOUNT PICTURES' upcoming feature film THE INDIAN IN THE CUPBOARD, which will be co-financed by the studios and for which they will divide distribution rights and revenues.

           PARAMOUNT PICTURES distributes its motion pictures for theatrical release outside the U.S. and Canada through United International Pictures ("UIP"), a company owned by entities associated with the Company, MGM and MCA. PARAMOUNT PICTURES distributes its motion pictures on videocassette and disc in the U.S. and Canada through Paramount Home Video and outside the U.S. and Canada, through Cinema International B.V., a joint venture of entities associated with the Company and MCA. PARAMOUNT PICTURES has an exclusive premium subscription television agreement with HBO for exhibition of PARAMOUNT PICTURES' new releases on domestic premium subscription television, which includes new PARAMOUNT PICTURES motion pictures released theatrically through December 1997. PARAMOUNT PICTURES also distributes its motion pictures for premium subscription television release outside the U.S. and Canada through UIP and is a joint venture partner in HBO Pacific Partners C.V., Latin American Pay Television Service, VOF, Telecine Programacao de Filmes Ltda., and Pay-TV Movies Australia, which are premium television services in Asia, Spanish-speaking Latin America, Brazil and Australia, respectively. PARAMOUNT PICTURES also licenses its motion pictures to home and hotel/motel pay-per-view, airlines, schools and universities. UIP and United Cinemas International ("UCI", as described below) are the subject of various governmental inquiries by the Commission of the European Community ("EC") and Monopolies and Mergers Commission of the U.K.
Such  inquiries are not expected to have a material effect on the  Company  (See
"Business  --  Competition").   Most  motion pictures  are also licensed for
exhibition on television, including basic cable television, with fees generally collected in installments.

           All of the above license fees for television exhibition (including international and domestic premium television and basic cable television) are recorded as revenue in the year that the films are available for such exhibition, which, among other reasons, may cause substantial fluctuation in PARAMOUNT PICTURES' operating results. At December 31, 1994, the unrecognized revenues attributable to such licensing of completed films from PARAMOUNT PICTURES' license agreements were approximately $574.7 million. PARAMOUNT PICTURES has over 900 motion pictures in its library.

           Television Production and Syndication. The Company also produces and distributes series, miniseries, specials and made-for-television movies for network television, first-run syndication, premium subscription and basic cable television, videocassettes and video discs, and live television programming. As a result of the Blockbuster Merger, the Company acquired approximately 77% of Spelling Entertainment Group Inc. ("Spelling"), which includes Spelling Television, Republic Pictures and Worldvision Enterprises ("Worldvision").

           The Company's current network programming includes FRASIER, WINGS, THE MOMMIES, THE MARSHAL, SISTER, SISTER, DIAGNOSIS: MURDER and
MATLOCK, and through Spelling, BEVERLY HILLS, 90210 and MELROSE PLACE. Generally, a network will license a specified number of episodes for exhibition on the network in the U.S. during the license period. All other distribution rights, including foreign and off-network syndication rights, are retained by the Company. The episodic license fee is normally less than the Company's and Spelling's respective costs of producing each series episode; however, in many cases, the Company has been successful in obtaining international sales through its and Spelling's respective syndication operations. Foreign sales are generally concurrent with U.S. network runs. Generally, a series must have a network run of at least four years to be successfully sold in syndication.

           The Company produces television programming for first-run syndication which programs are sold directly to television stations in the U.S. on a market-by-market basis. The Company sells its programs to television stations for cash, advertising time or a combination of both. Where a product is licensed in exchange for advertising time, through what are known as "barter agreements", a broadcaster agrees to give the Company a specified amount of advertising time, which the Company subsequently sells. The Company's first-run syndicated programming includes such shows as STAR TREK: DEEP SPACE NINE, ENTERTAINMENT TONIGHT, HARD COPY, SIGHTINGS, THE MAURY POVICH SHOW, THE MONTEL WILLIAMS SHOW and THE JON STEWART SHOW. PARAMOUNT PICTURES recently entered into an agreement with Procter & Gamble Productions, Inc. ("P&G") pursuant to which P&G will co-finance certain network and first-run syndicated programming produced by PARAMOUNT PICTURES during the term of the agreement.

           The  Company  produces  original programming,  including  STAR  TREK:
VOYAGER,  PLATYPUS MAN, PIGSTY and THE WATCHER, for  UPN.   UPN launched on
January 16, 1995 in more than 95 U.S. television markets and currently provides to its affiliates four hours per week of primetime programming.
UPN is currently 100% owned by subsidiaries  of  BHC Communications, Inc.
("BHC"), an affiliate of Chris Craft Industries, Inc.   The Company  has  an
option exercisable through January 15, 1997 to acquire an interest in UPN equal to that of BHC and its subsidiaries for a price equivalent to approximately one-half of BHC's aggregated cash contributions to UPN through the exercise date, plus market-based interest.

           The Company distributes or syndicates television series, feature films, made-for-television movies, miniseries and specials for television exhibition in domestic and/or international broadcast, cable and other marketplaces. Feature film and television properties distributed by the Company are produced by the Company and/or Spelling or acquired from third parties. Third party agreements for the acquisition of distribution rights are generally long-term and exclusive in nature; such agreements frequently guarantee a minimum recoupable advance payment to such third parties and generally provide for periodic payment to such third parties based on the amount of revenues derived from distribution activities after deduction of the Company's percentage distribution fee, recoupment of distribution expenses and recoupment of any advance payments. The Company and Worldvision together control the rights to distribute substantially all of the pre-1971 libraries of CBS, NBC and ABC.

          The receipt and recognition of revenues for license fees for completed television programming in syndication and on basic cable is similar to that of feature films exhibited on television and, consequently, operating results are subject to substantial fluctuation. At December 31, 1994, the unrecognized revenues attributable to television program license agreements were approximately $486.4 million.

          Theatrical Exhibition. The Company's movie theater operations consist primarily of Famous Players in Canada, UCI and Films Paramount in Europe, and Cinamerica in the Western U.S. Famous Players operates 465 screens in 109
theaters throughout Canada.   UCI,  a 50%-owned joint venture of entities
associated with the Company and MCA, operates 247 screens  in  26 theaters in the U.K. and Ireland, 51 screens in four theaters in Germany,  nine screens
in one theater in Austria and 81 screens in 25 theaters in Spain.   UCI also
manages  in six countries, 31 screens in 17 theaters which  are  owned  by
Cinema  International  Corporation, a joint venture with MCA.   Films
Paramount operates seven screens in one theater in France. Cinamerica, a 50%-owned joint venture of entities associated with the Company and Time Warner Inc., includes Mann and Festival Theaters and operates 349 screens in 65 theaters in California, Colorado, Arizona and Alaska.

           New Media and Interactive Services. Viacom Interactive Media is comprised of Viacom New Media and Viacom Interactive Services. Viacom New Media develops, produces, publishes, markets and distributes interactive software on a wide variety of platforms. Viacom New Media derives its content from brands and franchises developed by Viacom's business units, including PARAMOUNT PICTURES, MTV Networks and Paramount Television, and also secures outside licenses and acquisitions. In 1994, Viacom New Media released 12 titles, some of which were released for multiple platforms; the titles represent 16 stock keeping units ("sku's"). In 1995, Viacom New Media expects to release 12 new titles, representing 29 sku's. Viacom Interactive Services collaborates with the Company's various business units to develop their respective on-line and interactive television environments. The Company, through Spelling, also owns 90% of Virgin Interactive Entertainment Ltd. ("Virgin"), a leading video game producer with a library of more than 100 titles which distributes video games in approximately 30 countries. In 1994, Virgin released 54 titles, some of which were released for multiple platforms; the titles represent 90 sku's. In 1995, Virgin expects to release 71 new titles, representing 130 sku's.


Video and Music/Theme Parks

           The Company operates in the home video retailing and rental business, music retailing business, and theme parks business through its Blockbuster Entertainment Group ("Blockbuster").

           Home Video Retailing. Blockbuster is the leading worldwide owner, operator and franchisor of videocassette rental and sales stores. BLOCKBUSTER VIDEO (R) stores range in size from approximately 3,800 square feet to 11,500 square feet, and generally carry a comprehensive selection of 7,000 to 13,000 prerecorded videocassettes, consisting of more than 5,000 titles.

           At December 31, 1994, there were 4,069 video stores in Blockbuster's system, of which 3,067 were Blockbuster-owned and 1,002 were franchise-owned. Blockbuster-owned video stores at December 31, 1994 included 711 stores operating under the "Ritz" and "Blockbuster Video Express" trade names in Europe. At December 31, 1994, the BLOCKBUSTER VIDEO system operated in all
50 states and  13  foreign countries.   The Company expects to add approximately
650 stores systemwide in 1995. Also in 1995, the Company entered into franchise agreements pursuant to which BLOCKBUSTER VIDEO stores will be opened in Columbia, Peru and Thailand, and the Company formed a joint venture with Burda, one of Germany's largest publishers, to develop BLOCKBUSTER VIDEO stores in Germany. During the first quarter of 1995, 132 small video stores operating under the "Ritz" trade name in the U.K. were closed in connection with the Company's conversion of "Ritz" stores to "Blockbuster Video Express" stores.

          The Company's home video business may be affected by a variety of factors, including but not limited to, general economic trends, acquisitions made by the Company, additional and existing competition, marketing programs, weather, special or unusual events, variations in the number of store openings, the quality of new release titles available for rental and sale, and similar factors that may affect retailers in general. As compared to other months of the year, revenue from BLOCKBUSTER VIDEO stores in the U.S. has been, and the Company believes will continue to be, subject to decline during the months of April and May, due in part to the change to Daylight Savings Time, and during the months of September, October and November, due in part to the start of school and the introduction of new television programs.

          Music Retailing. Through music stores operating under the "Blockbuster Music" trade name, Blockbuster is among the largest specialty retailers of prerecorded music in the United States. At December 31, 1994, Blockbuster owned and operated 542 music stores in 34 states. These music stores range in size from 900 to 24,600 square feet and generally carry a comprehensive selection of 25,000 to 135,000 compact discs and audio cassettes consisting of up to 60,000 titles.

          The Company's music business may be affected by a variety of factors, including but not limited to, general economic trends and conditions in the music industry, including the quality of new titles and artists, existing and additional competition, changes in technology, and similar factors that may affect retailers in general. The Company's music business is seasonal, with higher than average monthly revenue experienced during the Thanksgiving and Christmas seasons, and lower than average monthly revenue experienced in September and October.

           Theme Parks. The Company, through PARAMOUNT PARKS (TM), owns and operates five regional theme parks in the U.S. and Canada: Paramount's Carowinds, in Charlotte, North Carolina; Paramount's Great America, in Santa Clara, California; Paramount's Kings Dominion located near Richmond, Virginia; Paramount's Kings Island located near Cincinnati, Ohio; and Paramount Canada's Wonderland located near Toronto, Ontario. Substantially all of the theme parks' operating income is generated from May through September. In December 1994, PARAMOUNT PARKS and Hilton Hotels Corporation agreed to launch STAR TREK: THE EXPERIENCE, a futuristic-themed, interactive environment within the Las Vegas Hilton which is expected to open in late 1996.

           Other Entertainment. At December 31, 1994, the Company owned approximately 49.6% of the outstanding common stock of Discovery Zone, Inc. ("Discovery Zone") (approximately 36.7% on a fully diluted basis). Discovery
Zone owns, operates and franchises large indoor recreational spaces known as FunCenters, and operates Leaps and Bounds indoor entertainment and fitness facilities. Blockbuster is also a partner in a joint venture with Discovery

Zone to develop up to 10 FunCenters in the U.K. The Company accounts for its interest in Discovery Zone as an equity interest. Through joint ventures with Sony Music and PACE Entertainment Corporation, the Company operates seven amphitheaters in the U.S., with plans to open an eighth amphitheater in mid-1995. Through PARAMOUNT PARKS, the Company owns five additional amphitheaters. Through PARAMOUNT PARKS, the Company owns and operates BLOCK PARTY (TM) entertainment centers in Indianapolis, Indiana and Albuquerque, New Mexico, each of which were opened in January 1995. The Company also owns an approximately 35% interest in Catapult Entertainment, Inc., a company which has established a service enabling multiple video game players to compete against one another from different locations in "real time" by modem without requiring modification to either hardware or software.


Publishing

           The Company, principally through Simon & Schuster and affiliated companies, publishes and distributes hardcover and paperback books, educational textbooks, supplemental educational materials and multimedia products, and provides information and reference services for business and professions. In February 1994, Simon & Schuster completed the acquisition of the U.S. publishing assets of Macmillan, Inc. for approximately $553 million. Simon & Schuster's well-known imprints include SIMON & SCHUSTER, THE FREE PRESS, POCKET BOOKS, MACMILLAN PUBLISHING USA, PRENTICE HALL, SCRIBNER, SILVER BURDETT GINN, ALLYN AND BACON, COMPUTER CURRICULUM CORPORATION and EDUCATIONAL MANAGEMENT GROUP, among others. Simon & Schuster distributes its books directly and through third parties on a retail and wholesale basis.

           Educational Publishing. The Elementary, Secondary, Higher Education and Educational Technology divisions publish elementary, secondary and college textbooks and related materials, computer-based educational products, audiovisual products and vocational and technical materials under such imprints as PRENTICE HALL, SILVER BURDETT GINN and ALLYN AND BACON, among others. In February 1995, Simon & Schuster acquired all of the outstanding stock of Educational Management Group Inc., an interactive telecommunications company that develops and distributes customized instructional materials and live interactive television services to schools and reaches more than one million students in 3,500 schools. Computer Curriculum Corporation delivers multimedia coursework to more than 1.5 million students in approximately 8,000 schools in six countries. The educational marketplace is subject to seasonal fluctuations in its business which correlate to the traditional school year. Sales to elementary and secondary schools are dependent, in part, on the "adoption" or selection of instructional materials by designated state agencies. 22 states and some localities limit the textbooks that may be purchased with state funds to those books that have been approved by the adoption authority.

           Consumer Publishing. The Consumer division publishes and distributes hardcover, trade paperback and mass market books under imprints including SIMON & SCHUSTER, POCKET BOOKS, SCRIBNER, THE FREE PRESS, SIMON & SCHUSTER TRADE PAPERBACK, which includes FIRESIDE, TOUCHSTONE, SCRIBNER PAPERBACK FICTION and SIMON & SCHUSTER LIBROS AGUILAR ESPANOL as well as SIMON & SCHUSTER CHILDREN'S PUBLISHING, which includes ALADDIN PAPERBACKS, ATHENEUM BOOKS FOR YOUNG READERS, LITTLE SIMON, MARGARET K. McELDERRY BOOKS, and SIMON & SCHUSTER BOOKS FOR YOUNG READERS. In 1994, the Consumer division announced the formation of Simon & Schuster New Media, combining Simon & Schuster Audio, the world's largest publisher of audio books, with the newly created Simon & Schuster Interactive, which has 15 CD-ROM titles scheduled for publication in 1995. The consumer marketplace is subject to increased periods of demand in the summer months and during the end-of-year holiday season.

           Business, Training and Healthcare Publishing. Through a wide variety of imprints, Simon & Schuster publishes a full range of business, professional training, and medical healthcare information products, including books, newsletters, journals, seminars, videos, loose-leaf series and multimedia programs. Operating units include The New York Institute of Finance, Appleton & Lange, Jossey-Bass, The Bureau of Business Practice, and Prentice Hall Direct.

          Reference Publishing - Macmillan Publishing USA. Macmillan Publishing USA, the umbrella identity of Simon & Schuster's reference publishing operations, is the industry leader in computer book publishing and a leader in home/library reference publishing. The unit's imprints include MACMILLAN

COMPUTER PUBLISHING USA (QUE, SAMS, HAYDEN BOOKS, NEW RIDERS PUBLISHING, BRADY GAMES), MACMILLAN GENERAL REFERENCE USA (ARCO, BETTY CROCKER, BURPEE, FROMMER'S TRAVEL GUIDES, HARRAP'S BILINGUAL DICTIONARIES, HOWELL BOOK HOUSE,
MONARCH NOTES, J.K. LASSER, THE  PLACES RATED  ALMANAC,  THE UNOFFICIAL GUIDES,
WEBSTER'S NEW WORLD), MACMILLAN LIBRARY REFERENCE USA (CHARLES SCRIBNER'S SONS, G.K. HALL, MACMILLAN REFERENCE USA) and MACMILLAN DIGITAL USA, which publishes computer books and reference content in electronic formats.

           International. The International Group publishes approximately 650 titles each year, primarily in the areas of academic, computer, English language training, and professional publishing in 10 languages and 34 countries outside North America. The International Group also maintains co-publishing partnerships in 14 countries, such as Japan (Toppan and Impress) and Hungary (Novotrade), whose operations include distribution of U.S. product, local language translation and adaptation of U.S. product, and indigenous publishing. In January 1995, the Company acquired German computer book publisher Markt & Technik, enhancing the Company's position as the world's largest computer book publisher and providing greater opportunities for expansion into other European markets, particularly Eastern Europe.


Cable Television

           Cable Operations. At December 31, 1994, the Company, through Viacom Cable Television ("Viacom Cable"), was approximately the 12th largest multiple cable television system operator in the U.S. with approximately 1.1 million subscribers. On January 20, 1995, the Company agreed to sell its cable television systems to a partnership of which Mitgo Corp., a company wholly owned by African American businessman Frank Washington, is the general partner, for approximately $2.3 billion, subject to certain conditions, including receipt of a tax certificate from the FCC and the availability of certain federal tax consequences of the sale advantageous to the Company. The U.S. House of
Representatives and the U.S. Senate have approved a similar version of legislation that would eliminate such tax consequences. The House of Representatives has also approved a compromise version of the bill, which is awaiting Senate approval. The Company has announced that it will not proceed with the agreed transaction in the event that such tax consequences are unavailable (see "Business -- Regulation"). The Company has also announced that it is considering other options with respect to the disposition of its cable systems and that it intends to proceed with such disposition. Viacom Cable's systems are operated pursuant to non-exclusive franchises granted by local governing authorities.

          In most of its systems, Viacom Cable offers two tiers of primary (i.e, non-premium) service: "Limited Service", which consists generally of local and distant broadcast stations and all public, educational and governmental ("PEG") channels required by local franchise authorities; and the "Satellite Value Package", which provides additional channels of satellite-delivered cable networks. Monthly service fees for these two levels of primary service constitute the major source of the systems' revenue. In addition, Viacom Cable has introduced a third tier of non-premium service which qualifies as a non-regulated "new product tier" under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") in its Nashville, Tennessee, Pittsburg, California, Puget Sound South and most of its Puget Sound North and Central systems. Each such tier consists of five channels of advertiser-supported cable networks.

           The monthly service fees for Limited Service and the Satellite Value Package are regulated under the 1992 Cable Act (See "Business -- Regulation"). The Company offers customers the Company's own basic program services (including joint venture program services) as well as third-party services. None of Viacom Cable's systems is presently exempt from rate regulation under the 1992 Cable Act. The new product tiers mentioned above are not rate regulated at the present time, but the FCC has reserved the right to reopen the issue of rate regulation for new product tiers in the future.

           Viacom Cable offers premium cable television programming, including the Company's premium subscription television services, to its customers for an additional monthly fee of up to $11.95 per premium service. At December 31, 1994, the Company's cable television systems had approximately 875,000 subscriptions to premium cable television program services.

           Viacom Cable also derives revenues from the lease of certain fiber optic capacity in three of its markets to partnerships engaged in competitive access telephone services and in all of its markets from advertising sales and sharing of revenues from sales of products on home shopping services offered by Viacom Cable to its customers.

           Cable operators require substantial capital expenditures to construct systems and significant annual expenditures to maintain, rebuild and expand systems. System construction and operation and quality of equipment used must conform with federal, state and local electrical and safety codes and certain regulations of the FCC. Viacom Cable, like many other cable operators, is analyzing potential business applications for its broadband network, including interactive video, video on demand, data services and telephony. These applications, either individually or in combination, may require technological changes such as fiber optics and digital compression. Although management believes the equipment used in the cable operations is in good operating condition, except for ordinary wear and tear, the Company invests significant amounts each year to upgrade, rebuild and expand its cable systems. During the last five years, Viacom Cable's capital expenditures were as follows: 1990: $46 million; 1991: $45 million; 1992: $55 million; 1993: $79 million; and 1994: $100 million. The Company expects that Viacom Cable's capital expenditures in 1995 will be approximately $135 million. A substantial amount of the capital expenditures for 1995 will be reimbursed by the buyer if the proposed sale of Viacom Cable is consummated.

           Viacom Cable has constructed a fiber optic cable system in Castro Valley, California to provide more channels with significantly better picture quality, and to accommodate testing of new services including an interactive on-screen programming guide known as StarSight (in which consolidated affiliates of the Company currently have an approximately 25% equity interest on a combined basis), other interactive programs with Viacom Interactive Media, video-on-demand services, multiplexed services, and advanced interactive video and data services.

                                                      Viacom Cable
                                                 As of December 31, 1994
___________________________________________________________________________________________________________________________________
                                    Approximate    Approximate
                                    Homes in       Home         Number of                                              Miles of
                                    Franchise      Passed by    Primary       Primary         Premium   Premium        Cable
                                    Area(1)        Cable(2)     Customers(3)  Penetration(4)  Units(5)  Penetration(6) Distribution
                                    _________      __________   ___________   ______________  ________  ______________ ____________
Bay Area Region
  Marin(7)                           81,000          77,700        62,400         80%          35,500         57%          645
  Sonoma(7)                          46,000          45,300        35,800         79%          20,100         56%          533
  Napa                               33,000          32,300        23,400         72%          14,100         60%          319
  East Bay/Castro Valley(7)          86,000          87,000        72,900         84%          65,500         90%          681
  Pittsburg/Pinole(7)                73,000          72,700        53,900         74%          49,800         92%          565
  San Francisco                     355,000         337,400       170,200         50%         130,400         77%          711
                                    -------         -------       -------         ---         -------         ---        -----
     Total Bay Area Region          674,000         652,400       418,600         64%         315,400         75%        3,454

Ore-Cal Region
  Redding(7)                         57,000          54,900        35,400         64%          20,700         58%          654
  Oroville                           43,000          39,500        25,400         64%          11,000         43%          488
  Salem                              76,000          74,100        45,000         61%          28,400         63%          613
                                     ------          ------        ------         ---          ------         ---          ---
     Total Ore-Cal Region           176,000         168,500       105,800         63%          60,100         57%        1,755

Puget Sound Region(7)               628,000         609,500       425,900         70%         312,000         73%        6,278

Midwest Region
  Nashville(7)                      271,000         233,200       135,900         58%         129,500         95%        2,286
  Dayton(7)                          98,000          94,100        52,900         56%          58,200        110%          634
                                    -------         -------       -------         ---         -------        ----        -----
     Total Midwest Region           369,000         327,300       188,800         58%         187,700         99%        2,920
Total Viacom Cable                1,847,000       1,757,700     1,139,100         65%         875,200         77%       14,407
_________________
(1)  Homes in franchise area represents Viacom Cable's estimate based upon local sources such as city directories, chambers of commerce, public utilities, public officials and house counts.
(2)  Homes are deemed "passed by cable" if such homes can be connected without any further extension of the transmission lines.
(3)  Represents the number of homes connected, rather than the number of television outlets connected within such homes.
(4)  Represents primary customers as a percentage of homes passed by cable.
(5)  The premium unit count is based on the total number of premium services subscribed to by primary customers.
(6)  Represents premium units as a percentage of primary customers.
(7)  Other cable television companies have franchises and serve parts of these areas in which the Company has franchises.

Intellectual Property

           It is the Company's practice to maintain U.S. and foreign legal protection for its theatrical and television product, software, publications and its other original and acquired works. The following logos and trademarks are among those strongly identified with the product lines they represent and are significant assets of the Company: VIACOM (R), the BLOCKBUSTER (R) family
of  marks, MACMILLAN (R), MTV:   MUSIC TELEVISION (R), NICK  AT  NITE  (R),
NICKELODEON (R), the  PARAMOUNT (R) family  of  marks,  POCKET BOOKS (TM),
SIMON & SCHUSTER (R), SHOWTIME (R) and  VH1  MUSIC FIRST (TM).

COMPETITION

Networks

          MTVN. MTVN services are in competition for available channel space on existing cable systems and for fees from cable operators and alternative media distributors, with other cable program services, and nationally distributed and local independent television stations. MTVN also competes for advertising revenue with other cable and broadcast television programmers, and radio and print media. For basic cable television programmers, such as MTVN, advertising revenues derived by each programming service depend on the number of households subscribing to the service through local cable operators and other distributors.
                                     I-11

           At December 31, 1994, there were 31 principal cable program services and superstations, each with over 10 million subscribers, under contract with A.C. Nielsen Company, including MTV, VH1, NICKELODEON (including NICKELODEON and NICK AT NITE program segments), USA NETWORK and the SCI-FI CHANNEL. The Nielsen Report ranked USA NETWORK fourth, NICKELODEON/NICK AT NITE seventh, MTV twelfth, VH1 sixteenth and the SCI-FI CHANNEL twenty-sixth, in terms of subscriber households.

            Certain major record companies have announced plans to launch music-based program services in the U.S. and internationally. Major worldwide record companies have attempted to license their music videos to MTV EUROPE only on a collective basis, the lawfulness of which is being challenged by MTV EUROPE (See "Item 3. Legal Proceedings").

           SNI. Competition among premium subscription television program services is primarily dependent on: (1) the acquisition and packaging of an adequate number of recently released quality motion pictures; and (2) the offering of prices, marketing and advertising support and other incentives to cable operators and other distributors so as to favorably position and package
SNI's premium subscription television program services to subscribers. HBO is the dominant company in the premium subscription television category, offering two premium subscription television program services, the HBO service and Cinemax. SNI is second to HBO with a significantly smaller share of the premium subscription television category. In addition, in February 1994, Encore Media Corp. (an affiliate of Tele-Communications, Inc.) launched Starz!, a premium subscription television program service featuring recently released motion pictures, in competition with SNI's premium program services.

           General. The Company's antitrust suit against Tele-Communications, Inc., et al., which is pending in the Southern District of New York, is currently suspended pending satisfaction of certain conditions, which, if satisfied, would lead to settlement of the action. (See "Item 3. Legal Proceedings")

           The potential exists that one or more telephone companies ("telcos"), either individually or in groups, will enter the business of creating and distributing program services, both inside and outside their respective service areas (See "Cable Television -- Video Dialtone Regulations" below). The Company cannot predict the impact that telco entry into those businesses may have on the Company's program services.

Broadcasting

           The principal methods of competition in the television and radio broadcasting field are the development of audience interest through programming and promotions. Unlike broadcast station owners which seek network affiliates, the Company's strategy has been to seek to acquire independent stations each of which will be primarily affiliated with UPN. At this time, UPN has very limited programming and, to the extent that the Company acquires independent affiliates, there will be a need for those stations to acquire additional programming. Television and radio stations also compete for advertising revenues with other stations in their respective coverage areas and with all other advertising media. They also compete with various other forms of leisure time activities, such as cable television systems and audio players and video recorders. These competing services, which may provide improved signal reception and offer an increased home entertainment selection, have been in a period of rapid development and expansion. Technological advances and regulatory policies will have an impact upon the future competitive broadcasting environment. In particular, recent FCC liberalization of its radio station ownership limits will allow for increased group ownership of stations. However, the Company is unable to predict what impact these rule changes will have on its businesses in their markets. ("See Business -- Regulation")

           Direct broadcast satellite ("DBS") distribution of programs commenced in 1994. Additionally, the FCC has issued rules which may significantly increase the number of multipoint distribution service systems (i.e., the distribution of video services on microwave frequencies which can only be received by special microwave antennas). The FCC has also authorized video uses of certain frequencies which have not traditionally been used or permitted for commercial video services and has issued rules which will increase the number of FM and AM stations. The FCC is also considering authorizing digital audio broadcasts, which could ultimately permit increased radio competition by satellite delivery of audio stations directly to the home (or to cars) and result in an increased spectrum being used for digital delivery of radio signals, and it has authorized and is in the process of licensing low-power television stations ("LPTV stations") that may serve various communities with coverage areas smaller than those served by full conventional television stations. Because of their coverage limitations, LPTV stations may be allocated to communities which cannot accommodate a full-power television station because of technical requirements.
                                     I-12

Entertainment

           The Company's entertainment businesses compete with all forms of entertainment. The Company competes intensely with other major studios and independent film producers in the production and distribution of motion pictures and video cassettes. Similarly, as a producer and distributor of television programs, the Company competes with other studios and independent producers in the licensing of television programs to both networks and independent television stations. PARAMOUNT PICTURES' competitive position primarily depends on the quality of the product produced, public response and cost. The Company also competes to obtain creative talents and story properties which are essential to the success of all of the Company's entertainment businesses. UIP and UCI are the subject of various governmental inquiries by the EC and the Monopolies and Mergers Commission of the U.K. Such inquiries are not expected to have a material effect on the Company's businesses.

           In addition to the competitive factors applicable to all areas of the entertainment industry, the marketplace for interactive entertainment is also characterized by the rapid evolution of distribution technologies.

Video

           The home video retail business is highly competitive. The Company believes that the principal competitive factors in the business are title selection, number of copies of titles available, the quality of customer service and, to a lesser extent, pricing. The Company believes that it has generally addressed the selection and service demands of consumers more adequately than most of its competitors.

          The Company and its franchise owners compete with video retail stores, as well as supermarkets, drug stores, convenience stores, book stores, mass merchandisers and others. The Company believes that the success of its business depends in part on its large and attractive Company-owned and franchise-owned BLOCKBUSTER VIDEO stores offering a wider selection of titles and larger and more accessible inventory than its competitors, in addition to more convenient store locations, faster and more efficient computerized check-in/check-out procedures, extended operating hours, effective customer service and competitive pricing.

            The Company's business is also dependent on the pricing of videocassettes by distributors since such pricing significantly influences whether a title is marketed by retailers primarily for rental or sale (or "sell-thru") to consumers. Since the Company has a larger share of the rental market than the sell-thru market and since its margins are generally higher for rental product than for sell-thru market, an increase in the number of sell-thru titles may have an adverse impact on the Company's business.

           In addition to competing with other home video retailers, the Company and its franchise owners compete with all other forms of entertainment and recreational activities including, but not limited to, movie theaters, network television and other events, such as sporting events. The Company also competes with cable television, which includes pay-per-view television. Currently, pay-per-view television provides less viewing flexibility to the consumer than videocassettes, and the more popular movies are generally available on videocassette prior to appearing on pay-per-view television. However, technological advances could result in greater viewing flexibility for pay-per-view or in other methods of electronic delivery, and such developments could have an adverse impact on the Company and its franchise owners' businesses.

           Several consumer product companies have recently announced plans to introduce a new product to exhibit prerecorded filmed entertainment products on television. The product, the digital video disc player, is to be based on digital technology and would permit a film that is recorded in digital format on a compact disc to be exhibited on a standard television set. This new technology is said to offer significant benefits to consumers by enabling distributors to produce a lower cost, higher quality product than videocassettes. The Company is unable to determine at this time whether and, if so, when, this new format will be introduced into the marketplace, whether it will gain significant consumer acceptance generally or among the Company's customers. As a result, the Company is unable to determine the impact this new format will have on the Company's business.

Music

           The retail sale of prerecorded music and related products is highly competitive among numerous chain and department stores, discount stores, mail order clubs and specialty music stores. Some mail order clubs are affiliated with major manufacturers of prerecorded music and may have advantageous marketing arrangements with their affiliates. As music stores generally serve individual or local markets, competition is fragmented and varies substantially from one location or geographic area to another. The Company believes that its ability to compete successfully in the music retailing business depends on its ability to secure and maintain attractive and convenient locations, manage merchandise efficiently, offer broad merchandise selections at competitive prices and provide effective service to its customers.

          The retailing of certain prerecorded music products has changed during the past year. A large number of mass merchandisers have begun to sell new releases at or, in certain cases, below cost in order to attract customers into their stores and generate sales of other products. In an attempt to remain competitive, the Company has reduced the price at which it sells these products, resulting in lower revenue. The Company believes that this practice may continue for a period of time as mass merchandisers continue to open stores and build their customer base.

Theme Parks

           The Company's theme parks compete with other theme parks in their respective geographic regions as well as with other forms of leisure entertainment. The profitability of the leisure-time industry is influenced by various factors which are not directly controllable, such as economic conditions, amount of available leisure time, oil and transportation prices and weather patterns. The Company believes that its intellectual properties will enhance existing attractions and facilitate the development of new attractions to encourage visitors to PARAMOUNT PARKS.

Publishing

          Competition in the elementary, secondary and higher education textbook and the trade and paperback book fields is intense, with a number of strong competitors. In addition, the acquisition of publication rights to important book titles is highly competitive and the Company competes with numerous other book publishers. In the field of elementary and secondary school textbooks, 22 states and some local jurisdictions limit the textbooks that may be bought by school systems with state funds to those books that have been approved by adoption or listing. In the higher education textbook field, new books compete with used books. In addition, book piracy affects sales in certain foreign markets. A large portion of annual sales of educational textbooks is made during the June to September period. In certain areas of publishing, books are usually sold on a fully-returnable basis resulting in significant product returns to publishers. In the field of information services to businesses and professionals, there are numerous organizations that provide competitive materials and services.

Cable Television

            The Company's cable systems operate pursuant to non-exclusive franchises granted by local governing authorities (either municipal or county) and compete for viewers with other distribution systems which deliver programming by microwave transmission (MDS or MMDS) and SMATV or directly to subscribers via either "TVRO" or DBS technology. The strength of competition depends upon the reliability, programming and pricing of such alternative distribution systems. Digital compression may allow cable systems to significantly increase the number of channels of programming they deliver and thereby help cable systems meet competition from these other distribution systems.

           The Company views the future success of the cable business as being dependent on supplying additional programming and new services to its customers and increasing primary and premium subscriber penetrations.

           As the Company's cable television systems are franchised on a non-exclusive basis, other cable operators have been franchised and may continue to apply for franchises in certain areas served by the Company's cable systems. In addition, the 1992 Cable Act prohibits a franchisor from granting exclusive franchises and from unreasonably refusing to award additional competitive franchises.

           The entry of telcos into the cable television business may provide additional competition to the cable industry. Current prohibitions against telcos engaging in the cable television business within their local service areas have been held by some courts to be unconstitutional and, although these decisions are being appealed, the FCC, on March 17, 1995, issued a public notice announcing that it will no longer enforce its cross-ownership rules in the Fourth and Ninth Circuits. A significant number of the Company's cable franchise areas are in the Ninth Circuit. In addition, the FCC has adopted video dialtone ("VDT") regulations which allow delivery of video programming over telephone lines without the requirement to obtain a franchise and the FCC has proposed substantial revisions to such regulations (See "Business -- Regulation"). The Company is a general partner in three partnerships providing commercial competitive access services which link business customers to long distance carriers via private networks owned by the cable television company partners and leased to the partnerships. These interests will be sold if the proposed sale of the Company's cable systems is consummated.

REGULATION

           The Company's networks, broadcasting, entertainment, video and music distribution, publishing, and cable television businesses are subject to regulation by federal, state and local governmental authorities, and its broadcast television, production and distribution operations are affected thereby. The rules, regulations, policies and procedures affecting these businesses are constantly subject to change. The descriptions which follow are summaries and should be read in conjunction with the texts of the statutes, rules and regulations described herein. The descriptions do not purport to describe all present and proposed federal, state and local statutes, rules and regulations affecting the Company's businesses.

Intellectual Property

           The Company conducts many of its businesses through the control and exploitation of the numerous copyrights and trademarks underlying its products and licenses; therefore, domestic and international laws affecting intellectual property have significant importance to the Company. Congress is currently considering revisions to the Copyright Act of 1976 (the "Copyright Act"), including extension of the protection term by 20 years, and the creation of a performance right for digital performances of sound recordings. Congress may also consider legislation to update the Copyright Act to take into account new technological developments relating to the distribution of copyrighted materials.

           COMPULSORY  COPYRIGHT.  Cable television systems are subject  to  the
Copyright Act which provides a compulsory license for carriage of distant broadcast signals at prescribed rates (the proceeds are divided among the
various  copyright  holders  of the programs contained  in  such  signals).   No
license fee is payable to any program copyright holder for retransmission of broadcast signals which are "local" to the communities served by the cable system (see "Regulation -- Cable Television").

           The Copyright Act also provides a similar compulsory license for satellite services. Legislation adopted in the 104th Congress extended the satellite compulsory license for five years, raised the fees paid to carry broadcast signals, and, beginning in 1996, requires the fees to be set through negotiations and binding arbitration rather than by law, taking into account fair market value. The law also includes a provision eliminating the requirement that cable operators pay compulsory license fees for stations located more than 35 miles away but within the same "Area of Dominant Influence".

           FIRST SALE DOCTRINE. The "First Sale" provision of the Copyright Act provides that the owner of a legitimate copy of a copyrighted work may rent or otherwise use or dispose of that copy in such a manner as the owner sees fit. The First Sale doctrine does not apply to sound recordings or computer software (other than software made for a limited purpose computer, such as a video game platform), for which the Copyright Act vests a rental right (i.e., the right to control the rental of the copy) in the copyright holder. The repeal or limitation of the First Sale doctrine (or conversely, the creation of a rental right) for audiovisual works or for computer software made for limited purpose computers would have an adverse impact on the Company's home video business; however, no such legislation is pending in Congress at the present time.

Networks and Broadcasting

Networks

           MODIFICATION OF FINAL JUDGMENT. The Modification of Final Judgment (the "MFJ") is the consent decree pursuant to which AT&T was reorganized and was required to divest its local telephone service monopolies. As a result, seven regional holding companies ("RHCs") were formed (including NYNEX) comprised of operating companies within their regions (Bell Operating Companies, or "BOCs"). In addition, that portion of the continental United States served by the BOCs was divided into geographical areas termed Local Access and Transport Areas ("LATAs"). The MFJ restricts the RHCs, the BOCs and their affiliates from engaging in inter-LATA telecommunications services and from manufacturing telecommunications products. As a result of NYNEX's investment in the Company, the Company could arguably be considered an affiliate of an RHC for MFJ purposes. As a result, the Company transferred certain of its Networks and Broadcasting and other operations and properties to an affiliated entity which will be consolidated into the Company for financial reporting purposes. Neither the transfer nor the operations of the affiliate as an entity separate from the Company will have a material effect on the financial condition or the results of operations of the Company. Should the MFJ restrictions be modified or waived, the affiliate intends to retransfer such assets and operations to the Company. In March 1995, a U.S. District Court ruled that Bell Atlantic Corporation ("Bell Atlantic"), which is a BOC and therefore is subject to the MFJ, may deliver movies and television programming via satellite nationally, and cleared the way for Bell Atlantic to buy radio and television stations, as well as to own cable systems outside its service area.

          1992 CABLE ACT.  (See "Cable Television" below)


Broadcasting

           Television and radio broadcasting are subject to the jurisdiction of the FCC pursuant to the Communications Act.

           THE COMMUNICATIONS ACT. The Communications Act authorizes the FCC to issue, renew, revoke or modify broadcast licenses; to regulate the radio frequency, operating power and location of stations; to approve the transmitting equipment used by stations; to adopt rules and regulations necessary to carry out the provisions of the Communications Act; and to impose certain penalties for violations of the Communications Act and the FCC's regulations governing the day-to-day operations of television and radio stations.

           BROADCAST LICENSES. Broadcast station licenses (both television and radio) are ordinarily granted for the maximum allowable period of five years in the case of television and seven years in the case of radio, and are renewable for additional five-year or seven-year periods upon application and approval. Such licenses may be revoked by the FCC for serious violations of its regulations. Petitions to deny renewal of a license or competing applications may be filed for the frequency used by a renewal applicant. If a petition to deny is filed, the FCC will determine whether renewal is in the public interest based upon presentations made by the licensee and the petitioner. On March 23, 1995, the Senate Committee on Commerce, Science and Transportation approved legislation (the "Commerce Committee Bill") which, among other things, would lengthen television and radio station license terms to 10 years and relax ownership restrictions with respect to aliens to the extent U.S. ownership of broadcast stations is permitted in the alien's home country. It is impossible at this time to predict whether the Commerce Committee Bill will become law or what form it will take.

           The licenses for the Company's television stations expire as follows:
WDCA-TV on October 1, 1996; KSLA-TV on June 1, 1997; WKBD-TV on October 1, 1997; KMOV-TV on February 1, 1998; each of KRRT-TV, KTXA-TV and KTXH-TV on August 1, 1998; each of WVIT-TV and WSBK-TV on April 1, 1999; each of WNYT-TV and WHEC-TV on June 1, 1999; and WTXF-TV on August 1, 1999. The Company's licenses for its radio stations expire as follows: WMZQ- AM/FM, WCPT-AM and WJZW-FM on October 1, 1995; WLTI-FM on October 1, 1996; WLIT-FM on December 1, 1996; KYSR-FM and KXEZ-FM on December 1, 1997; each of KBSG-AM/FM and KNDD-FM on February 1, 1998; and WLTW-FM on June 1, 1998. The Company will apply for renewal of and expects that the licenses which expire in 1995 will be renewed.

           The Communications Act prohibits the assignment of a license or the transfer of control of a license without prior approval of the FCC. The Communications Act also provides that no license may be held by a corporation if
(1) any officer or director is an alien or (2) more than 20% of the voting stock is owned of record or voted by aliens or is subject to control by aliens. In addition, no corporation may hold the voting stock of another corporation owning broadcast licenses if any of the officers or directors of such parent corporation are aliens or more than 25% of the voting stock of such parent corporation is owned of record or voted by aliens or is subject to control by aliens, unless specific FCC authorization is obtained. The FCC is currently reviewing these regulations and legislation, such as the Commerce Committee Bill, has been introduced to relax the foreign ownership restrictions.
The  outcome  of  the  FCC  review  and  the legislative proposal is uncertain.

           MUST CARRY/RETRANSMISSION CONSENT. The 1992 Cable Act contains provisions which grant certain "Must Carry" rights to commercial broadcast television stations that are "local" to communities served by a cable system, including the right to elect either to require a cable operator to carry the station pursuant to the Must Carry provisions of the Act or to require that the cable operator secure the station's "Retransmission Consent" on a negotiated basis before the station can be carried (i.e., retransmitted) on the cable system. (See "Cable Television" below)

            RESTRICTIONS ON BROADCAST ADVERTISING. In past Congressional sessions, committees of Congress examined proposals for legislation that would eliminate or severely restrict advertising of beer and wine either through direct restrictions on content or through elimination or reduction of the deductibility of expenses for such advertising under federal tax laws. Such proposals generated substantial opposition, but it is possible that similar proposals will be reintroduced in Congress. The elimination of all beer and wine advertising would have an adverse effect on the revenues of the Company's television and radio stations.

           OWNERSHIP LIMITATIONS. The FCC has placed limits on the number of radio and television stations in which one entity can own an "attributable interest". The Company currently owns radio stations below those ownership limits and owns the maximum permitted number of television stations. The FCC has adopted a number of rules designed to prevent monopoly or undue concentration of control of the media of mass communications. In 1994,
FCC regulations which permitted a single entity to have an "attributable" ownership or management interest in up to 18 AM and 18 FM stations nationwide were increased to 20 AM and  20  FM  stations, including multiple AM and/or FM stations licensed to serve the same market. Minority-controlled broadcasters can own an additional three AM and three FM stations. The limit on the number of such multiple stations in a particular market which a single entity may own or control depends upon the total number of AM and/or FM stations in that market; provided that, at the time of purchase, the combined audience share of such multiple stations does not exceed 25%. With respect to television, the FCC's rules limit the maximum number of stations nationwide in which one entity can have an "attributable" ownership or management interest, to that number which serves up to 25% of U.S. television households, provided, however, that (except in limited circumstances) the total number of stations will not exceed 12. The FCC also permits radio stations to broker the programming and sales inventories of their stations to other radio stations within the same area, subject to various restrictions, so long as ultimate operational control and ownership is retained and exercised by the licensee. Such brokerage agreements function, as a practical matter, to effect a consolidation of competitive radio broadcast stations within a market in much the same manner as multiple ownership of radio facilities by one entity. Similar brokerage agreements among television stations are being implemented in a smaller number of markets than in radio and are not now subject to any explicit FCC regulations.

           The FCC's ownership limitations also prohibit a single entity from owning multiple "same service" (e.g., TV, AM or FM) stations licensed to serve different markets if the broadcast signals of such stations overlap to a specified measurable degree. The maximum number of commonly owned stations serving neighboring markets whose signals can overlap is the same as that maximum number of commonly owned stations which an entity can own or control in a single market. Additional ownership prohibitions preclude common ownership in the same market of (i) television stations and cable systems; (ii) television or radio stations and newspapers of general circulation; and (iii) radio and television stations. Radio-television cross-ownership prohibitions are subject to waiver by the FCC on a case-by-case basis. The Company operates two AM and two FM stations as well as a television station serving Washington, D.C. Ownership of the television station (WDCA) was obtained when the Company acquired majority ownership of Paramount Communications on March 11, 1994. Pursuant to the FCC's order consenting to the transfer of control of the broadcast licenses of Paramount Communications to the Company, the Company has undertaken to dispose of one AM and one FM radio station serving Washington, D.C. no later than September 11, 1995. The FCC's previous prohibition on a national television network's (ABC, CBS, and NBC) owning or operating cable systems has been repealed but with certain limits as to the number of homes which network-owned cable systems can pass on a national and local basis.

           The FCC is currently reviewing the broadcast ownership regulations, and the Commerce Committee Bill proposes to increase the audience share ceiling from 25% to 35%. The extent to which these regulations will be repealed or modified is uncertain.


           HDTV. In 1993, the FCC adopted a technological standard for the transmission of high definition television ("HDTV"), an advanced television system which enhances picture and sound quality, as well as the methods and timetable for implementation of an HDTV transmission standard by broadcasters. The means by which that transmission standard will be implemented and the development of technologies such as digital compression will have an economic and competitive impact on broadcasting and cable operations. The Company cannot predict the effect of implementation of these technologies on its operations. The FCC has stated its intention not to disadvantage broadcasters and it is expected that any HDTV standard which is ultimately adopted will be fashioned so as to accommodate the needs of broadcasters vis-a-vis competitive video delivery technologies. The FCC has already determined that TV stations will be given up to six years to implement HDTV from commencement of the transition period and that stations which do not convert to the HDTV standard will lose their licenses to broadcast at the end of a proposed 15-year period from commencement of the transition period. The cost of converting to HDTV will not have a material
effect  on  the  Company.   Broadcasters have asked Congress  and  the  FCC  for
permission to use broadcast stations' respective forthcoming HDTV spectrum assignments for some non-broadcasting purposes, such as advanced paging and data delivery. The Commerce Committee Bill includes some expanded spectrum use authority, provided that broadcasters compensate the FCC.

Entertainment

           The Company's first-run, network and other production operations and its distribution of off-network, first-run and other programs in domestic and foreign syndication are not directly regulated by legislation. However, existing and proposed rules and regulations of the FCC applicable to broadcast networks, individual broadcast stations and cable could affect the Company's Entertainment businesses.

           FINANCIAL INTEREST AND SYNDICATION RULES. The financial interest and syndication rules ("finsyn rules") were adopted by the FCC in 1970. These rules significantly limited the role of broadcast television networks in broadcast television program syndication. The financial interest rule prohibited a network from acquiring a financial or proprietary right or interest in the exhibition (other than its own broadcast network exhibition), distribution or other commercial use in connection with the broadcasting of any television program of which it is not the sole producer. The syndication rule prohibited a network from syndicating programming domestically to television stations for non-network exhibition and precluded a network from reserving any rights to participate in income derived from domestic broadcast syndication or from foreign broadcast syndication where the network was not the sole producer. For the purposes of these rules, a broadcast network was defined as any entity which offers an interconnected program service on a regular basis for 15 or more hours per week to at least 25 affiliated television stations in 10 or more states.

           In 1993, the FCC modified the finsyn rules effective as of June 5, 1993, although ABC, CBS, and NBC could not commence operating under the modified finsyn rules until November 10, 1993 when the antitrust consent decrees to which they are subject were modified to eliminate certain restrictions by an order of the U.S. District Court for the Central District of California. The modified rules will expire in November 1995, absent an affirmative FCC action retaining or further modifying them. The FCC is to initiate a final review of the modified rules six months prior to their November 1995 expiration date and proponents of their continuation have the burden of proving that the public interest requires their continued retention. The Company is unable to predict what action the FCC will take when it reviews the rule. Elimination of the rule may have an adverse affect on the Company's distribution and production of network prime time programming.

          PRIME TIME ACCESS RULE. The Prime Time Access Rule ("PTAR") prohibits network affiliates in the top 50 markets (designated by the FCC based on survey data) from exhibiting network or off-network programming during more than three out of the four prime time hours, with certain limited exceptions. The Decision provided that first-run programming produced by a network will be considered network programming for this purpose.

           In October 1994, the FCC began a review on whether PTAR should be modified, repealed, or retained. Certain programmers have sought repeal while others are seeking modification to permit only the exhibition of off-network programming.

           The Company strongly supports PTAR and has launched an aggressive campaign, along with other parties, to retain PTAR intact. The Company believes that PTAR will play an important role in helping emerging networks, including UPN, and enables independent producers and television stations to compete with the networks. Modification or elimination of PTAR could affect the Company's first-run and other distribution activities and hamper the development of UPN.

           ANTITRUST. The Company, through PARAMOUNT PICTURES, is subject to a consent decree, entered in 1948, which contains restrictions on certain motion picture trade practices in the United States.

           EUROPEAN UNION DIRECTIVE. In October 1989, the European Union ("EU", then the EC and sometimes referred to as the EC) directed each of the 12 European Community member countries to adopt broadcast quota regulations based on its guidelines by October 3, 1991. The EU is currently considering amendments to its Television Without Frontiers directive. In March 1995, the Executive Commision of the EU approved revisions to the directive, which will increase the discrimination against non-European programming; however, at this time, it is impossible to predict what changes will be adopted by the EU, or to predict their impact on the Company's theatrical distribution and television syndication businesses. Each of MTV EUROPE, NICKELODEON U.K. and VH-1 in the U.K are in compliance with the EU broadcast quotas and the Company does not believe that these businesses would be affected by the adoption of such proposals.

Video and Music Distribution

            FRANCHISING. Certain states, the United States Federal Trade Commission and certain foreign jurisdictions require a franchisor to transmit specified disclosure statements to potential owners before issuing a franchise. Additionally, some states and foreign jurisdictions require the franchisor to register its franchise before its issuance. The Company believes the offering circulars used to market its franchises comply with the Federal Trade Commission guidelines and all applicable laws of states in the United States and foreign jurisdictions regulating the offering and issuance of franchises. The Company's home video and music retailing businesses, other than the franchising aspect thereof, are not generally subject to any government regulation other than customary laws and local zoning and permit requirements.

Cable Television

Federal Regulation

           1992 CABLE ACT. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable
Act"), substantially amending the regulatory framework under which cable television systems have operated since the Communications Act was amended by the Cable Communications Policy Act of 1984 (the "1984 Act"). The FCC, through its rules and regulations, began implementing the requirements of the 1992 Cable Act in 1993. The following is a summary of certain significant issues:

                 Rate Regulation. Rate regulations adopted in April 1993 by the FCC (the "April 1993 Regulations") established a "benchmark" formula used to set a cable operator's "initial permitted rate" for regulated tiers of cable service. Cable systems whose rates exceeded the applicable benchmark were required to reduce their rates either to the benchmark or by 10% from those charged on September 30, 1992, whichever reduction was less. These regulations also established the prices that an operator may charge for subscriber equipment and installation services, based on the operator's actual cost plus an 11.25% return.

                 On February 22, 1994, the FCC adopted additional rules (the "February 1994 Regulations") that:
(1) replaced the April 1993 Regulations' 10% rollback provision with a 17% reduction of regulated tier rates; (2) adopted interim standards governing "cost-of service" proceedings pursuant to which a cable operator may attempt to prove that its costs of providing regulated service justify initial permitted rates that are higher than those produced under the benchmark approach; and (3) established a regulatory scheme to adjust initial permitted rates on a going-forward basis for certain "external" cost increases exceeding inflation, providing (among other things) a pass-through of and 7.5% mark-up for increases in an operator's programming expenses. The February 1994 Regulations also adopted an elaborate multi-factor test for determining whether collective offerings of "a la carte" channels (which channels may be sold individually on an unregulated basis) are to be treated as regulated tiers. The February 1994 Regulations govern rates in effect as of May 15, 1994, while the April 1993 Regulations remain applicable to rates that were in effect between September 1, 1993 and May 14, 1994.

                 On November 10, 1994, the FCC adopted new "going forward" rules
("November 1994 Regulations") that increased the mark-up for channels added to regulated tiers (other than the basic tier), established a more permissively regulated new product tier ("NPT"), and otherwise tightened FCC regulation of collective offerings of a la carte channels. These new rules allow operators to pass through to subscribers the costs, plus a 20-cent per channel mark-up, for channels newly added to regulated tiers (other than the basic tier). Through 1996, however, operators are subject to an aggregate cap of $1.50 (no more than $1.20 of which may be mark-up) on the amount that they may increase their retail rates for cable program service tier rates due to channel additions. In 1997, operators will be entitled to an additional 20-cent per channel mark-up and will no longer be subject to a license fee cap. The FCC also established NPTs to provide operators broad pricing and packaging flexibility so long as operators preserve the fundamental nature of their preexisting regulated tiers. At the same time, the FCC reversed its policy with respect to collective a la carte offerings (that do not qualify for unregulated NPT treatment) and generally held that such collective offerings would be treated as regulated tiers (other than NPTs). In addition, the FCC proposed to eliminate the current 7.5 % operator mark-up on increases in a program service's license fees. The Company, along with other cable industry interests, has opposed this proposal.

                 Several parties, including the Company and other cable industry interests, have continued to challenge other elements of the FCC's rate regulations. The Commerce Committee Bill would eliminate rate regulation of (i) all regulated tiers (other than the basic tier) except for those cable operators whose rates substantially exceed the national average, and (ii) all cable systems which are subject to telco video competition. The Company is unable to predict the timing or outcome of any such pending reconsideration petitions, judicial appeals or proposed legislation.

                  The implementation of the April 1993 and February 1994 Regulations has had a negative effect on the Cable Television segment's revenues and earnings from operations. The reduction in revenues in 1994 was partially offset by customer growth and subsequent permitted rate increases. On a going forward basis, the November 1994 Regulations will mitigate a portion of the adverse impact of any reduction in revenues of the Cable Television segment, although the Company cannot predict the effect of these rules or any reconsideration proceedings regarding these rules on the license fees paid to, or the penetration of, program services such as those owned by the Company. For example, in those systems that have been rebuilt to expand channel capacity, one or two programming services added subsequent to the February 1994 Regulations have supported rate increases for the Satellite Value Package tier; in addition, Viacom Cable has launched five channel NPTs in various systems (see "Business -- Cable Television -- Cable Operations"). Further, Viacom Cable has made cost-of-service filings in two systems. While the Company cannot predict the outcome of these filings, it believes that both cost-of-service proceedings justify rates in excess of those calculated using the April 1993 Regulations and the February 1994 Regulations.

           Vertical Integration. Certain pricing and other restrictions are imposed on vertically integrated cable programmers (such as the Company) with respect to their dealings with multichannel distributors of programming, such as cable systems, SMATV systems, MMDS operators and TVRO and DBS distributors (as defined in "Business--Competition-- Cable Television"). The FCC's implementing regulations governing access by multichannel distributors to the programming of vertically integrated cable programmers limit the extent to which a vertically integrated cable programmer can differentiate in pricing or other terms and conditions of carriage between and among multichannel distributors. Multichannel distributors may file a complaint with the FCC if they believe that a vertically integrated cable programmer has not complied with these regulations. To date, no complaints have been filed against the Company. The FCC's implementing regulations also limit the number of channels on a cable system which may be used to carry the programming of such system's affiliated (vertically integrated) cable programmers. These regulations provide generally that no more than 40% of such a system's channels can be used to carry the programming of the system's affiliated cable programmers. These channel occupancy limits apply only up to 75 channels of a given system. The FCC also considered whether limits should be placed on a multichannel distributor's right to participate in the production or creation of programming, and concluded that no such limits are appropriate at this time. The FCC's implementing regulations regarding channel occupancy limits are subject to pending petitions for reconsideration at the FCC.

           Must Carry/Retransmission Consent. Commercial television stations which are "local" to communities served by a cable system can elect to require either Must Carry or Retransmission Consent. In addition, a cable system may not carry any commercial non-satellite-delivered television station which is "distant" to communities served by such system or any radio station without obtaining the consent of such station for such retransmission; however, such television and radio stations do not have Must Carry rights. Such stations may require payment in consideration for Retransmission Consent. The Company has negotiated retransmission rights for a number of commercial stations which it carries. Some of these agreements are on an interim basis and may be canceled by the stations. The Company carries other stations pursuant to their exercise of their Must Carry rights. Local non-commercial television stations have Must Carry rights, but may not elect Retransmission Consent. The Must Carry Rules were challenged by cable program services and cable system operators. In April 1993, a District of Columbia three-judge court upheld the rules against a First Amendment attack. In June 1994, the U.S. Supreme Court held that the rules were content-neutral rather than unconstitutional, vacating the District Court's decision and remanding the case back to the District Court for determination of the impact of such rules on the broadcast and cable industries. The rules remain in effect pending the decision of the District Court on remand. (See "Broadcasting" above)

           Buy Through to Premium Services. Pursuant to the 1992 Cable Act, a cable system may not require subscribers to purchase any tier of service other than the basic service tier in order to obtain other tiers of service or services offered by the cable operator on a per channel (e.g., premium services) or pay-per-view basis. A cable system which is not now fully addressable and which cannot utilize other means to facilitate access to all of its programming will have up to 10 years to fully comply with this provision through the implementation of fully addressable technology. The Company's cable systems have already begun to implement compliance.

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

           Lawsuits have been filed challenging various provisions of the 1992 Cable Act including the provisions relating to rate regulation, Must Carry, Retransmission Consent, the pricing and other restrictions imposed on vertically integrated cable programmers with respect to their dealings with multichannel programming distributors, and the mandated availability of cable channels for leased access and PEG programming. If enacted, the Commerce Committee Bill may affect the status of such lawsuits.

           VIDEO DIALTONE REGULATIONS. A series of recent U.S. district court decisions in Alabama, the District of Columbia, Illinois, Washington and Virginia have declared unconstitutional and have enjoined the Communications Act's ban on the direct provision of video programming by a telco in its local service area. The U.S. Court of Appeals for the Fourth and Ninth Circuits have affirmed the district court rulings brought before them on appeal. Even prior to these court rulings, the FCC had reinterpreted this statutory ban in its 1992 "video dialtone" decision, authorizing a broadened role for telco participation in video distribution. The VDT policy is being challenged in court by cable interests as violating the Communications Act. It is also being challenged by telephone interests as not being liberal enough. The policy permits in-service-area delivery of video programming by a telco and exempts telcos from the
Communications Act's franchising requirements so long as their facilities are capable of two-way video and are used for transmission of video programming on a common carrier basis, i.e., use of the facilities must be available to all programmers and program packagers on a non-discriminatory, first-come first-served basis. Telcos are also permitted to provide to facilities users additional "enhanced" services such as video gateways, video processing services, customer premises equipment and billing and collection. These can be provided on a  non-common  carrier  basis. In January 1995, in response  to
the  court  rulings discussed   above striking down the underlying statutory
ban, the FCC issued a Notice of Proposed Rulemaking seeking to craft rules to govern telco provision of video programming directly to subscribers.
The FCC's pending proceeding addresses the extent to which regulations applicable to common carriers and/or regulations applicable to cable operators should govern telcos that provide video programming directly to subscribers over their own VDT systems. The FCC has already approved several VDT construction applications for market trials and/or limited commercial deployment and has granted, in part, the first tariff filed to govern the rates and terms of a VDT offering. In response to the court rulings noted above, the FCC's more recent VDT authorizations have also allowed telcos to serve as program packagers on their VDT platforms. The Commerce Committee Bill also contemplates a relatively permissive framework for telco entry into cable. It is expected that bills will be formally introduced later this year. At present, state and/or local laws do not prohibit cable television companies from engaging in certain kinds of telephony business in many states. The Commerce Committee Bill proposes to generally eliminate state and local entry barriers which currently either prohibit or restrict an entity's (including a cable operator's) capacity to offer telecommunications services (including telephone exchange service) in competition with telcos and to interconnect on a non-discriminatory basis with telcos and utilize certain telco facilities in order to provide service in competition with a telco after the date of enactment of such legislation. The Company cannot predict the outcome or impact of these legislative and regulatory efforts although the Company anticipates that its program services could benefit from the increased distribution opportunities afforded by broadened telco entry into multichannel video distribution. If the pending legislation does not become law, and the various appellate courts uphold the unconstitutionality of the Communications Act's restrictions on telco video programming, the telcos have stated their intention to immediately enter the video programming business.

           FCC MINORITY TAX CERTIFICATE On January 20, 1995, the Company agreed to sell its cable television systems to a partnership which is minority-owned. Under the minority-ownership tax deferral rules adopted by the FCC in 1978, the Company is entitled to receive a tax certificate pursuant to which the Company would be able to defer capital gains tax on the gain from the sale, provided the Company reinvests the net proceeds of the sale in qualifying media properties within two years of closing or reduces its tax basis in existing assets. The U.S. House of Representatives and the U.S. Senate have each approved a similar version of legislation that would eliminate such tax consequences retroactive to January 17, 1995. The Company's current agreement to sell its cable systems is contingent upon receipt of the FCC tax certificate.

State and Local Regulation.

            State and local regulation of cable is exercised primarily through the franchising process under which a company enters into a franchise agreement with the appropriate franchising authority and agrees to abide by applicable ordinances. The 1992 Cable Act permits the FCC to broaden the regulatory powers of the state and local franchising authorities, particularly in the areas of rate regulation and customer service standards. (See "Cable Television-- Federal Regulation" above)

           Under the 1984 Act, franchising authorities may control only cable-related equipment and facilities requirements and may not require the carriage of specific program services. However, federal law (as implemented by FCC regulations) mandates the carriage of both commercial and non-commercial television broadcast stations "local" to the area in which a cable system is located. (see "Cable Television -- Must Carry/Retransmission Consent" above)

           The 1984 Act, as amended, guarantees cable operators due process rights in franchise renewal proceedings and provides that franchises will be renewed unless the cable operator fails to meet one or more enumerated statutory criteria. The Company's current franchises expire on various dates through 2017. During the five-year period 1995 through 1999, franchises having an aggregate of approximately 369,420 customers (at December 31, 1994) will expire unless renewed. The Company expects its franchises to be renewed.

Item 2.  Properties

           The Company maintains its world headquarters at 1515 Broadway, New York, New York, where it rents approximately one million square feet for executive offices and certain of its operating divisions. The lease runs to 2010, with four renewal options for five years each. The lease also grants the Company options for additional space and a right of first negotiation for other available space in the building. The Company also leases approximately 484,000 square feet of office space at 1633 Broadway, New York, New York, which lease runs to 2010, and approximately 237,000 square feet of office space at 1230 Avenue of the Americas, New York, New York, which lease runs to 2009, which leases contain options to renew,
among other terms.   The  Company  owns  the PARAMOUNT PICTURES studio at 5555
Melrose Avenue, Los Angeles, California, which consists  of  approximately
63 acres containing sound stages, administrative, technical and dressing room structures, screening theatres, machinery and equipment facilities,
plus  a  back lot and  parking  lot.   PARAMOUNT  PARKS' operations  in
the U.S. include approximately 1,640 acres owned and  295  acres leased and in Canada include approximately 200 acres owned and 97 acres leased.
The Company owns the Blockbuster Entertainment Group headquarters at 200 South Andrews Avenue, Fort Lauderdale, Florida, which consists of approximately
148,000  square  feet  of office space and regional and district  offices.   The
BLOCKBUSTER retail and distribution operations consist of approximately 55 owned properties, aggregating approximately 361,000 square feet, and approximately 2,833 leased locations, aggregating approximately 19.4 million square feet. Facilities within the Publishing segment (other than executive offices at 1230 Avenue of the Americas described above) include approximately 7,653,000 square feet of space, of which approximately 5,070,000 square feet are leased.
The facilities  are  used  for warehouse,  distribution  and  administrative
functions.   The  Company's  cable television  systems  include  a  combination of owned and leased premises in California, Ohio, Oregon, Tennessee and Washington (the location of Viacom Cable's franchises) and each system's electronic distribution equipment.

          The Company also owns and leases office, studio and warehouse space in various cities in the U.S., Canada and several countries around the world for its businesses. The Company considers its properties adequate for its present needs. The Company also owns approximately 1,770 acres of undeveloped land in Southeast Florida.

Item 3.  Legal Proceedings

          On August 18, 1994, the District Court in and for Dallas County, Texas entered a judgment in favor of the plaintiffs in the action Howell v. Blockbuster Entertainment Corporation et al. (Cause No. 91-10193-M, now pending on appeal before the Dallas Court of Appeals as Cause No. 05-94-01823). The defendants include Blockbuster Entertainment Corporation ("BEC"), which has been merged into the Company, and Video Superstores Master Limited Partnership, a dissolved limited partnership that was indirectly controlled by BEC at the time of its dissolution. The judgment is based upon plaintiffs' claims of breach of fiduciary duty, fraud, conspiracy, breach of contract and tortious interference with contract and claims under Texas partnership law in connection with the defendants' treatment, and ultimate acquisition, of plaintiff's interest in a limited partnership which owned three Blockbuster stores. The court entered judgment against all defendants, jointly and severally in the amount of $10,884,003 as compensatory damages, $3,791,172 as pre-judgment interest and attorneys' fees in the amount of $175,000. In addition, the Court entered judgment totaling $108,840,030 for exemplary damages and ordered that the plaintiffs recover post-judgment interest at the rate of 10% per annum on all amounts awarded from the date of judgment until paid. The Company believes that substantial grounds exist for the vacation of the judgment or its substantial reduction and is vigorously prosecuting an appeal.

           On September 27, 1994, an action captioned Murphy, et al. v. Blockbuster Entertainment Corporation, et al. (Cause No. 94-10051-M) was filed in the District Court in and for Dallas County, Texas by plaintiffs representing the two other limited partners of the plaintiff in the Howell litigation described above. Plaintiffs assert the same basic causes of action as in Howell and have claimed they are entitled to actual damages in excess of $240 million and punitive damages in excess of $1 billion. The Company believes that it has substantial defenses to these claims, including, among others, that the claims are barred by the statute of limitations and by releases entered into by the plaintiffs, and intends to vigorously defend the claims. Discovery in the Murphy action has been stayed pending the outcome of the appeal in the Howell action.

           Stockholder Litigation. Four putative class actions were filed by alleged Spelling shareholders in November 1994. By Order dated February 15, 1995, the four actions were consolidated under the caption In re Spelling Shareholder Litigation, Master File 94-8764 (AH), Circuit Court, Palm Beach County, Florida. Defendants in all actions include Spelling, the Company and
the members of the Board of Directors of Spelling.   All complaints  alleged
that the Company intends to acquire the 23% shares of Spelling it does not currently hold for inadequate consideration and in breach of the defendants' fiduciary duties. Two of the actions also alleged that the acquisition of the Company's 77% interest in Spelling was done improperly so as to avoid payment of a control premium to the shareholders. Plaintiffs sought declaratory and injunctive relief preventing the alleged acquisition plan and damages. The Company believes that plaintiffs' allegations are speculative and without merit and intends to defend the claims vigorously. The plaintiffs have been directed to serve a single consolidated class action complaint to supersede all existing complaints and to move for class certification on or before May 18, l995.

          Antitrust Matters. On September 23, 1993, the Company filed an action in the United States District Court for the Southern District of New York styled Viacom International Inc. v. Tele-Communications, Inc. et al., Case No. 93 Civ 6658. The complaint (as amended on November 9, 1993) alleges violations of Sections 1 and 2 of the Sherman Act, Section 7 of the Clayton Act, Section 12 of the Cable Act, and New York's Donnelly Act, and tortious interference, against all defendants, and a breach of contract claim against certain defendants, including Tele-Communications, Inc. ("TCI"). The claims for relief in the complaint are based in significant part on allegations that defendants exert monopoly power in the U.S. cable industry through their control over approximately one in four of all cable households in the U.S. In addition to other relief, the Company seeks injunctive relief against defendants' anticompetitive conduct and damages in an amount to be determined at trial, including trebled damages and attorneys' fees.

                On January 20, 1995, the Company announced that it had provisionally agreed to settle this action, subject to certain conditions, including, among other things, the effectiveness of a new affiliation agreement covering TCI's long-term carriage of SHOWTIME and THE MOVIE CHANNEL and the consummation of the sale of the Company's cable television systems (See "Business -- Cable Television"). The action is currently suspended pending satisfaction of certain conditions which, if satisfied, would lead to settlement of the action.

           MTV EUROPE is engaged in a number of related litigations in Europe contesting the legality of certain joint licensing activities by the major worldwide record companies (See "Business -- Competition -- Networks"). In 1992, MTV EUROPE initiated a proceeding before the EC, seeking the dissolution, under Articles 85 and 86 of the Treaty of Rome, of the record companies' joint licensing organizations -- Video Performance Limited ("VPL") and International Federation of Phonogram and Videogram Producers ("IFPI") -- through which the record companies exclusively license rights to exhibit music video clips on television in Europe and elsewhere. In 1994, the EC issued a Statement of Objections which stated that the collective licensing negotiations of VPL and IFPI, and their major record company members, constituted an unlawful restriction of trade under Article 85, and reserved its right to address abuse of monopoly power under Article 86. The VPL/IFPI and major labels were afforded an opportunity to respond at a hearing in June 1994, and it is anticipated that in 1995 the EC will issue a decision or take steps toward alternative resolution of these issues. MTV EUROPE has been licensed to continue to exhibit music video clips during the EC proceeding under an EC-assisted interim agreement with VPL and IFPI, which expires in July 1995.

           In December 1993, MTV EUROPE commenced a separate proceeding before the EC, challenging the operation of Viva, a German language music service owned by four of the five major record companies, as an example of illegal cartel activity.

           In a separate U.K. high court action, MTV EUROPE is seeking reimbursement of license fees paid to VPL and IFPI and/or damages on the grounds that these fees were unlawfully extracted by the record companies' cartel organizations.

           Certain subsidiaries of the Company from time to time receive claims from federal and state environmental regulatory agencies and other entities asserting that they are or may be liable for environmental cleanup costs and related damages arising out of former operations. While the outcome of these claims cannot be predicted with certainty, on the basis of its experience and the information currently available to it, the Company does not believe that the claims it has received will have a material adverse effect on its financial condition or results of operations (See "Item 6. Selected Financial Data" and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.").

          The Company and various of its subsidiaries are parties to certain other legal proceedings. However, in the opinion of counsel, these proceedings are not likely to result in judgments that will have a material adverse effect on its financial condition or results of operations.

Financial Information About Industry Segments

           The contribution to revenues and earnings from operations of each industry segment and the identifiable assets attributable to each industry segment for each of the last three years ending December 31, are set forth in
Note 12 to the Consolidated Financial Statements of the Company included elsewhere herein.

Financial Information About Foreign and Domestic Operations

           Financial information relating to foreign and domestic operations for each of the last three years ending December 31, is set forth in Notes 11 and 12 to the Consolidated Financial Statements of the Company included elsewhere herein.

Executive Officers of the Company

    Set forth below is certain information concerning the current executive officers of the Company, which information is hereby included in Part I of this report.


Name                                            Age                         Title
----                                            ---                         -----
Sumner M. Redstone                              71              Chairman of the Board of Directors
H. Wayne Huizenga                               57              Vice Chairman of the Board of Directors; Chairman,
                                                                Blockbuster Entertainment Group
Frank J. Biondi, Jr.                            50              President, Chief Executive Officer and Director
Philippe P. Dauman                              41              Executive Vice President, General Counsel,
                                                                Chief Administrative Officer and Secretary
                                                                and Director
Thomas E. Dooley                                38              Executive Vice President -- Finance,
                                                                Corporate Development and Communications
Vaughn A. Clarke                                41              Senior Vice President, Treasurer
Carl D. Folta                                   37              Senior Vice President, Corporate Relations
Michael D. Fricklas                             35              Senior Vice President, Deputy General Counsel
Susan Gordon*                                   41              Vice President, Controller and
                                                                Chief Accounting Officer
Rudolph L. Hertlein                             54              Senior Vice President
Edward D. Horowitz                              47              Senior Vice President, Technology of the Company;
                                                                Chairman, Chief Executive Officer of Viacom Interactive Media
Kevin C. Lavan**                                42              Senior Vice President, Controller and
                                                                Chief Accounting Officer
Henry J. Leingang                               45              Senior Vice President, Chief Information Officer
William A. Roskin                               52              Senior Vice President, Human Resources and Administration
George S. Smith, Jr.                            46              Senior Vice President, Chief Financial Officer
Mark M. Weinstein                               52              Senior Vice President, Government Affairs


*    effective April 1, 1995
**  through March 31, 1995

           None of the executive officers of the Company is related to any other executive officer or director by blood, marriage or adoption except that Brent D. Redstone and Shari Redstone, Directors of the Company, are the
son   and daughter, respectively, of Sumner M. Redstone.

           Mr. Redstone has been a Director of the Company since 1986 and Chairman of the Board since 1987. Mr. Redstone has served as President, Chief Executive Officer of NAI since July 1967, and continues to serve in such capacity; he has also served as the Chairman of the Board of NAI since 1986. Mr. Redstone became a Director of Spelling in 1994. He served as the first Chairman of the Board of the National Association of Theater Owners, and is currently a member of the Executive Committee of that organization. During the Carter Administration, Mr. Redstone was appointed a member of the Presidential Advisory Committee on the Arts for the John F. Kennedy Center for the Performing Arts and, in 1984, he was appointed a Director of the Kennedy Presidential Library Foundation. Since 1982, Mr. Redstone has been a member of the faculty of Boston University Law School, where he has lectured in entertainment law, and in 1994, he accepted a proposal from Harvard Law School to lecture, as well as a Visiting Professorship from Brandeis University. In 1944, Mr. Redstone graduated from Harvard
University and, in 1947, received an L.L.B. from Harvard University School of Law. Upon graduation, he served as Law Secretary with the United States Court of Appeals, and then as a Special Assistant to the United States Attorney General.

           Mr. Huizenga has been Vice Chairman of the Board since September 1994 and a Director of the Company since October 1993. He served as Chairman of the Board and Chief Executive Officer of Blockbuster from April 1987 to
September 1994, having been elected a director of Blockbuster in February 1987. Mr. Huizenga also served as
President of Blockbuster from April 1987 to June 1988. He is Chairman of the Board of Spelling and a Director of Discovery Zone. From May 1984 to present, Mr. Huizenga has been an investor in other businesses and is the sole stockholder and Chairman of the Board of Huizenga Holdings, Inc., a holding and management company with various business interests. In connection with these business interests, Mr. Huizenga has been actively involved in strategic planning for and executive management of these businesses. He also has a majority ownership interest in Florida Marlins Baseball, Ltd., a Major League Baseball sports franchise, and owns the Florida Panthers Hockey Club, Ltd., a National Hockey League sports franchise, the Miami Dolphins, Ltd., a National Football League sports franchise, and Joe Robbie Stadium in South Florida.

           Mr. Biondi has been President, Chief Executive Officer and a Director of the Company since July 1987. He became a Director of Spelling in 1994. From November 1986 to July 1987, Mr. Biondi was Chairman, Chief Executive Officer of Coca-Cola Television and, from 1985, Executive Vice President of the Entertainment Business Sector of The Coca-Cola Company. Mr. Biondi joined HBO in 1978 and held various positions there until his appointment as President, Chief Executive Officer in 1983. In 1984, he was elected to the additional position of Chairman and continued to serve in such capacities until October 1984.

           Mr. Dauman has been a Director of the Company since 1987. In March 1994, he was elected Executive Vice President, General Counsel, Chief Administrative Officer and Secretary of the Company. From February 1993 to March 1994, he served as Senior Vice President, General Counsel and Secretary of the Company. Prior to that, Mr. Dauman was a partner in the law firm of Shearman & Sterling in New York, which he joined in 1978. Mr. Dauman became a Director of National Amusements, Inc. in 1992 and a Director of Spelling in 1994.

           Mr. Dooley has been an executive officer of the Company since January 1987. In March 1994, he was elected Executive Vice President -- Finance, Corporate Development and Communications of the Company. From July 1992 to March 1994, Mr. Dooley served as Senior Vice President, Corporate Development of the Company. From August 1993 to March 1994, he also served as President, Interactive Television. Prior to that, he served as Vice President, Treasurer of the Company since 1987. In December 1990, he was named Vice President, Finance of the Company. Mr. Dooley joined Viacom International Inc. in 1980 in the corporate finance area and has held various positions in the corporate and divisional finance areas.

           Mr. Clarke was elected Senior Vice President, Treasurer of the Company in July 1994, having joined the Company as Vice President, Treasurer in April 1993. Prior to that, he spent 12 years at Gannett Co., Inc., where he held various management positions, most recently as Assistant Treasurer.

           Mr. Folta was elected Senior Vice President, Corporate Relations of the Company in November 1994. Prior to that, he served as Vice President, Corporate Relations of the Company from April 1994 to November 1994. From 1984 until joining the Company in April 1994, Mr. Folta held various Corporate Communications positions at Paramount, serving most recently as Senior Director, Corporate Communications.

           Mr. Fricklas was elected Senior Vice President, Deputy General Counsel of the Company in March 1994. From June 1993 to March 1994, he served as Vice President, Deputy General Counsel of the Company. He served as Vice President, General Counsel and Secretary of Minorco (U.S.A.) Inc. from 1990 to 1993. Prior to that, Mr. Fricklas was an attorney in private practice at the law firm of Shearman & Sterling.

           Ms. Gordon was elected Vice President, Controller and Chief Accounting Officer effective April 1, 1995. Prior to that, she served as Vice President, Internal Audit of the Company since October 1986. From June 1985 to October 1986, Ms. Gordon served as Controller of Viacom Broadcasting. She joined the Company in 1981 and held various positions in the corporate finance area.


           Mr. Hertlein was elected Senior Vice President of the Company in July 1994. Prior to that, he served as Senior Vice President and Controller of Paramount from September 1993 to July 1994 and as Senior Vice President, Internal Audit and Special Projects of Paramount from September 1992 to September 1993 and, before that, as Vice President, Internal Audit and Special Projects of Paramount.

           Mr. Horowitz has been an executive officer of the Company since April 1989. In March 1994, he was elected Senior Vice President, Technology of the Company and Chairman, Chief Executive Officer of Viacom Interactive Media. Prior to that, he served as Senior Vice President of the Company from April 1989 and as Chairman, Chief Executive Officer of Viacom Broadcasting from July 1992 to March 1994. From 1974 to April 1989, Mr. Horowitz held various positions with HBO, most recently as Senior Vice President, Technology and Operations. Mr. Horowitz held several other management positions with HBO, including Senior Vice President, Network Operations and New Business Development and Vice President, Affiliate Sales.

           Mr. Lavan has been an executive officer of the Company since December 1987. In July 1994, he was elected Senior Vice President, Controller and Chief Accounting
Officer and will serve in such capacity until March 31, 1995. Prior to that he served as Vice President, Controller and Chief Accounting Officer since May 1989, having served as Controller, Chief Accounting Officer since December 1987. In December 1990, he assumed the added responsibilities of oversight of Company tax matters. From 1991 to 1992, he also served as Senior Vice President and Chief Financial Officer of Viacom Pictures. Mr. Lavan joined the Company in 1984 as Assistant Controller of the Company. Mr. Lavan will become Chief Financial Officer of MTV Networks effective April 1, 1995.

           Mr. Leingang was elected Senior Vice President, Chief Information Officer in May 1993. Prior to that, he served as Vice President, Chief Information Officer upon joining the Company in 1990. Mr. Leingang was Vice President, Information Services of the Trian Group (formerly Triangle Industries) from 1984 to 1990. From 1982 to 1984, he served as Corporate Director, MIS, and Manager, MIS Planning and Control for Interpace Corporation. Prior to that he held positions with Touche Ross & Company, McGraw-Hill Book Company and General Electric Credit Corp.

           Mr. Roskin has been an executive officer of the Company since April 1988 when he became Vice President,
Human Resources and Administration. In July 1992, Mr. Roskin was elected Senior Vice President, Human Resources and Administration of the Company. From May 1986 to April 1988, he was Senior Vice President, Human Resources at Coleco Industries, Inc. From 1976 to 1986, he held various executive positions at Warner Communications, Inc., serving most recently as Vice President, Industrial and Labor Relations.

           Mr.  Smith has been an executive officer  of  the
Company since May 1985. In November 1987, he was elected Senior Vice President, Chief Financial Officer of the Company and he continues to serve in such capacities. In May 1985, Mr. Smith was elected Vice President, Controller and, in October 1987, he was elected Vice President, Chief Financial Officer of the Company. From 1983 until May 1985, he served as Vice President, Finance and Administration of the Viacom Broadcasting and from 1981 until 1983, he served as Controller of Viacom Radio. Mr. Smith joined the Company in 1977 in the Corporate Treasurer's office and until 1981 served in various financial planning capacities.

          Mr. Weinstein has been an executive officer of the Company since January 1986. In February 1993, he was elected Senior Vice President, Government Affairs of the Company. Prior to that, Mr. Weinstein served as Senior Vice President, General Counsel and Secretary of the Company since the fall of 1987. In January 1986, Mr. Weinstein was appointed Vice President, General Counsel of the Company. From 1976 through 1985, he was Deputy General Counsel of Warner Communications Inc. and in 1980 became Vice President. Previously, Mr. Weinstein was an attorney in private practice at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison.

PART II

Item 5. Market for Viacom Inc.'s Common Equity and Related Security Holder
            Matters.


Viacom Inc. voting Class A Common Stock and Viacom Inc. non-voting Class B Common Stock are listed and traded on the American Stock Exchange ("AMEX") under the symbols "VIA" and
"VIA B", respectively.

The following table sets forth, for the calendar period indicated, the per share range of high and low sales prices for Viacom Inc.'s Class A Common Stock and Class B Common
Stock, as reported on the AMEX Composite Tape.

                                                                  Viacom Class A                       Viacom Class B
                                                                   Common Stock                         Common Stock
                                                            -----------------------               ----------------------
                                                            High             Low                  High             Low
                                                            ----             ---                  ----             ---
1994
  1st quarter                                            $49 3/4            $28 1/2            $45                 $23 3/4
  2nd quarter                                             34 1/4             24 1/2             32 1/2              21 3/4
  3rd quarter                                             41 3/4             33 7/8             39 3/4              30 1/4
  4th quarter                                             42 1/8             38                 41                  37 1/8

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

Viacom Inc. has not declared cash dividends on its common equity and has no present intention of so doing.

As of March 27, 1995 there were approximately 14,878
holders of Viacom Inc. Class A Common Stock, and 25,738 holders of Viacom Inc. Class B Common Stock.

Item 6. Selected Financial Data.


VIACOM INC. AND SUBSIDIARIES
(Millions of dollars, except per share amounts)


                                                                    Year Ended December 31,
                                            -------------------------------------------------------------------
                                                1994           1993            1992          1991        1990
                                                ----           ----            ----          ----        ----
Revenues                                    $  7,363.2     $  2,004.9      $  1,864.7    $  1,711.6   $ 1,599.6
Earnings from continuing operations
     before depreciation and amortization   $  1,074.0     $    538.1      $    492.7    $    445.1   $   361.2
Depreciation and amortization               $    465.7     $    153.1      $    144.8    $    132.9   $   137.4
Earnings from continuing operations         $    608.3     $    385.0      $    347.9    $    312.2   $   223.8
Earnings (loss) before extraordinary losses
     and cumulative effect of change in
     accounting principle                   $    110.0     $    169.5      $     66.1    $    (46.6)  $   (89.8)
Net earnings (loss)                         $     89.6     $    171.0      $     49.0    $    (49.7)  $   (89.8)
Net earnings (loss) attributable
     to common stock                        $     14.6     $    158.2      $     49.0    $    (49.7)  $   (89.8)
Primary and fully diluted net earnings
     (loss) per common share:
     Earnings (loss) from continuing
        operations before extraordinary
        losses and cumulative effect of
        change in accounting principle      $      .25     $     1.30      $      .55    $     (.41)  $    (.84)
     Net earnings (loss)                    $      .07     $     1.31      $      .41    $     (.44)  $    (.84)

At year end:
     Total assets                           $ 28,273.7     $  6,416.9      $  4,317.1    $  4,188.4   $ 4,027.9
     Long-term debt, net of current
          portion                           $ 10,402.4     $  2,440.0      $  2,397.0    $  2,320.9   $ 2,537.3
     Shareholders' equity                   $ 11,791.6     $  2,718.1      $    756.5    $    699.5   $   366.2


See Notes to Consolidated Financial Statements for information on transactions and accounting classifications which have affected the comparability of the periods presented above. Viacom Inc. has not declared cash dividends on its common equity for any of the periods presented above.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

General

Management's discussion and analysis of the combined results of operations and financial condition of Viacom Inc. (the "Company") should be read in conjunction with the Consolidated Financial Statements and related Notes. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or included.

During 1994, the Company made two significant acquisitions of large and diversified businesses. Where appropriate the Company has merged, or is in the process of merging, the operations of previously existing and acquired businesses. Comparisons of results of operations have been significantly affected by such acquisitions and merging of operations. On March 11, 1994, the Company acquired a majority of the outstanding shares of Paramount Communications Inc. ("Paramount Communications") by tender offer; on July 7, 1994, Paramount Communications became a wholly owned subsidiary of the Company (the "Paramount Merger"); and on January 3, 1995, Paramount Communications was merged into Viacom International. On September 29, 1994, Blockbuster Entertainment Corporation ("Blockbuster") merged with and into the Company (the "Blockbuster Merger"). Paramount Communications' and Blockbuster's results of operations are included as of March 1, 1994 and October 1, 1994, respectively.

The Company's consolidated statements of operations reflect five operating segments:

Networks and Broadcasting - Basic Cable and Premium Television Networks,
                            Television and Radio Stations.

Entertainment - Production and distribution of motion pictures and television programming as well as movie theater operations, and new media and interactive services.

Video and Music/Theme Parks - Home Video and Music Retailing, and Theme
                              Parks.

Publishing - Educational; Consumer; Business, Training and Health Care;
             Reference; and International Groups.

Cable Television - Cable Television Systems.  (See Note 3 of Notes to
                   Consolidated Financial Statements.)

The following tables set forth revenues, earnings from continuing operations before depreciation and amortization ("EBITDA"), depreciation and amortization, earnings (loss) from continuing operations, equity in pre-tax earnings (loss) of affiliated companies and earnings (loss) from continuing operations plus equity in pre-tax earnings (loss) by business segment for the periods indicated. Prior period presentations have been reclassified to conform to the current presentation.

        Business Segment Information
        ----------------------------

                                                                                          Earnings      Equity in       Earnings
                                                                                        (loss) from      pre-tax      (loss) from
                                                                        Depreciation    continuing    earnings (loss)  continuing
                                                                            and         operations    of affiliated    operations
                                          Revenues     EBITDA (a)      amortization    (as reported)     companies     plus equity
                                          --------     --------        ------------    -------------     ---------     -----------
        Year ended                                                      (Millions of dollars)
        December 31, 1994 (b)
        ---------------------
        Networks and Broadcasting        $ 1,855.1      $ 453.3          $ 96.2           $ 357.1          $ 18.2       $ 375.3
        Entertainment                      2,285.2          6.0            94.4             (88.4)            9.5         (78.9)
        Video and Music/
          Theme Parks                      1,070.4        289.9            90.4             199.5              .7         200.2
        Publishing                         1,786.4        296.9           103.0             193.9              --         193.9
        Cable Television                     406.2        155.2            76.4              78.8              --          78.8
        Corporate                               --       (127.3)            5.3            (132.6)             --        (132.6)
        Intercompany                         (40.1)          --              --                --              --            --
                                         ----------     --------         -------          --------         ------       --------

                  Totals                 $ 7,363.2      $1,074.0         $ 465.7           $608.3          $ 28.4       $ 636.7
                                         ==========     ========         =======          ========         ======       ========

        Year ended
        December 31, 1993
        ----------------

        Networks and Broadcasting        $ 1,403.0      $  382.6         $  68.2          $ 314.4          $(2.1)       $ 312.3
        Entertainment                        209.1          42.0             9.5             32.5           (1.0)          31.5
        Cable Television                     416.0         181.7            71.5            110.2             --          110.2
        Corporate                               --         (68.2)            3.9            (72.1)            --          (72.1)
        Intercompany                         (23.2)           --              --               --             --             --
                                         ----------     --------         -------          --------         ------       --------
                  Totals                 $ 2,004.9      $  538.1         $ 153.1          $ 385.0          $(3.1)       $ 381.9
                                         ==========     ========         =======          ========         ======       ========

        Year ended
        December 31, 1992
        -----------------

        Networks and Broadcasting        $ 1,227.7      $  303.8         $  66.3          $ 237.5          $(6.9)       $ 230.6
        Entertainment                        248.3          66.5             6.8             59.7             --           59.7
        Cable Television                     411.1         190.5            68.5            122.0             --          122.0
        Corporate                               --         (68.1)            3.2            (71.3)            --          (71.3)
        Intercompany                         (22.4)           --              --               --             --             --
                                         ----------     --------         -------          --------         ------       --------
                   Totals                $ 1,864.7      $  492.7         $ 144.8          $ 347.9          $(6.9)       $ 341.0
                                         ==========     ========         =======          ========         ======       ========

        (a) Earnings from continuing operations before depreciation and amortization.

        (b) Paramount Communications' and Blockbuster's results of operations are included as of March 1, 1994 and October 1, 1994, respectively.

Results of Operations
---------------------

1994 versus 1993
----------------

Revenues increased to $7.36 billion for 1994 from $2.0 billion for 1993 (or 267%). EBITDA increased to $1.07 billion for 1994 from $538.1 million for 1993 (or 100%). Earnings from continuing operations increased to $608.3 million for 1994 from $385.0 million for 1993 (or 58%). The foregoing increases in results of operations are principally attributable to the acquisitions of Paramount Communications and Blockbuster, partially offset by the merger-related charges described below.

EBITDA and earnings from continuing operations for 1994 include merger-related charges, reflecting the integration of the Company's pre-merger businesses with similar Paramount units, and related management and strategic changes. Such amounts relate principally to adjustments of programming assets based upon new management strategies and additional programming sources resulting from the Paramount Merger and, with respect to Corporate, the combination of the employees of the Company and Paramount Communications.


                                                                                                  EBITDA prior
                                                                                                      to
                                                EBITDA         Merger-Related Charges       Merger-Related Charges
                                                ------         ----------------------       ----------------------
                                                                        (Millions of dollars)
Networks and Broadcasting                     $  453.3              $  90.7                       $  544.0
Entertainment                                      6.0                224.0                          230.0
Video and Music/Theme Parks                      289.9                  --                           289.9
Publishing                                       296.9                  --                           296.9
Cable Television                                 155.2                  --                           155.2
Corporate                                       (127.3)                17.4                         (109.9)
                                              --------             --------                       --------
                                              $1,074.0               $332.1                       $1,406.1
                                              --------             --------                       --------
                                              --------             --------                       --------

While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, earnings from operations, net income, cash flow and other measures of financial performance.

The comparability of results of operations for 1994 and 1993 has been affected by (i) the Paramount Merger, (ii) the Blockbuster Merger, and (iii) the merger-related charges all of which are non-recurring charges. The following discussion of results of operations is exclusive of merger-related charges and includes an analysis of changes in EBITDA, which does not reflect the effect of significant amounts of amortization of goodwill related to the Paramount Merger, the Blockbuster Merger and other business combinations accounted for by the purchase method of accounting.

Networks and Broadcasting

The constituents of Networks and Broadcasting are MTV Networks ("MTVN"), Showtime Networks Inc. ("SNI"), television stations and radio stations.
Revenues increased to $1.86 billion for 1994 from $1.40 billion for 1993 (or 32%). EBITDA increased to $544.0 million for 1994 from $382.6 million for 1993 (or 42%). Earnings from operations increased to $447.8 million for 1994 from $314.4 million for 1993 (or 42%). The increase in revenues, EBITDA and earnings from operations resulted from increased advertising revenues of MTVN, modest increases in operating results of SNI and the Company's previously existing television and radio stations, and the acquisition of the Paramount television stations. MTVN revenues of $852.2 million, EBITDA of $326.8 million and earnings from operations of $284.5 million increased 26%, 20% and 19%, respectively. The increase in MTVN's revenues was principally attributable to increased advertising revenues due to rate increases. The increase in MTVN's EBITDA was driven by increased advertising revenues partially offset by increased operating costs, as well as aggregate losses of $15.0 million associated with the development of MTV Latino, Nickelodeon Magazine and VH-1 U.K. The Paramount television stations reported revenues of $210.4 million, EBITDA of $83.1 million and earnings from operations of $65.8 million for the period subsequent to their acquisition.

Entertainment

The primary constituents of Entertainment are Paramount Pictures, Spelling Entertainment Group ("Spelling"), which was acquired as part of the Blockbuster Merger, and the former Viacom Entertainment. Revenues increased to $2.29 billion in 1994 from $209.1 million in 1993. EBITDA increased to $230.0 million for 1994 from $42.0 million for 1993. Earnings from operations increased to $135.6 million in 1994 from $32.5 million in 1993. The increase in revenues, EBITDA and earnings from operations resulted primarily from the acquisitions of Paramount Pictures and Spelling. Theatrical feature film and television programming results reflect revenues of $1.9 billion, EBITDA of $227.8 million and earnings from operations of $157.7 million. The Entertainment segment's earnings from operations were partially offset by Viacom Interactive Media's loss from operations of $28.6 million, including start-up costs associated with the development of new businesses. Results of operations primarily reflect theatrical feature film revenues, including the domestic and foreign box office success of FORREST GUMP and CLEAR AND PRESENT DANGER, as well as television programming revenues including network and syndication sales. Earnings from operations benefited from a lower cost base and efficiencies associated with the Paramount Merger.

Video and Music/Theme Parks

The constituents of Video and Music/Theme Parks are Blockbuster Video and Music, and Paramount Parks. Revenues, EBITDA and earnings from operations were $1.07 billion, $289.9 million and $199.5 million, respectively. Video and Music revenues, EBITDA and earnings from operations were $735.7 million, $220.3 million and $167.8 million, respectively, reflecting results of operations beginning October 1, 1994 and the continued expansion of video and music stores. Theme Parks revenues, EBITDA and earnings from operations were $334.7 million, $69.6 million and $31.7 million, respectively, reflecting the full 1994 operating season (May through September) of the theme parks.

Publishing

Publishing represents Simon & Schuster which includes imprints such as Simon & Schuster, Pocket Books, Prentice Hall and Macmillan Publishing USA. Publishing revenues, EBITDA and earnings from operations were $1.79 billion, $296.9 million and $193.9 million, respectively, subsequent to its acquisition in March 1994. Results of operations reflect the Simon & Schuster's Higher Education, Consumer and International groups, and the U.S. publishing assets of Macmillan, Inc.

Cable Television

Cable Television revenues decreased to $406.2 million for 1994 from $416.0 million for 1993 (or 2%), primarily attributable to a decrease in primary revenues. EBITDA decreased to $155.2 million for 1994 from $181.7 million for 1993 (or 15%). Earnings from operations decreased to $78.8 million for 1994 from $110.2 million for 1993 (or 28%). The results reflect a 10% decrease in average rates for primary services, partially offset by a 3% increase in average primary customers. Total revenue per primary customer per month decreased 5% to $30.30 for 1994 from $32.03 for 1993. The revenue variances reflect the effect of the FCC rate regulations pursuant to the 1992 Cable Act governing rates in effect as of September 1, 1993 and as of May 15, 1994. The decrease in EBITDA and earnings from operations principally reflect the decreased revenues attributable to the above rate regulations and increased operating, general and administrative expenses.

As of December 31, 1994, Viacom Cable served approximately 1,139,000 primary customers subscribing to approximately 875,000 premium units, representing an increase of 4% and 22%, respectively, since December 31, 1993.

Corporate Expenses

Corporate expenses including depreciation increased 60% to $115.2 million in 1994 from $72.1 million in 1993 reflecting overall increased expenses attributable to the mergers.

Other Income and Expense Information

Interest Expense
Net interest expense of $494.1 million for 1994 compared to $145.0 million for 1993 reflects increased bank borrowing, the issuance of the 8% exchangeable subordinated debentures and debt acquired as part of the Mergers. The Company had approximately $10.4 billion and $2.5 billion principal amount of debt outstanding as of December 31, 1994 and December 31, 1993 at weighted average interest rates of 7.5% and 5.3%, respectively. (See
Note 5 of Notes to Consolidated Financial Statements.)

Other Items, Net
For 1994, "Other items, net" primarily reflects the pre-tax gain of $267.4 million, which resulted from the sale of the Company's one-third partnership interest in Lifetime for $317.6 million in April 1994. Proceeds from the sale were used to reduce outstanding debt.

For 1993, "Other items, net" reflects the pre-tax gain of approximately $55 million from the sale of the stock of the Wisconsin cable system, a pre-tax gain of $17.4 million in the aggregate from sales of a portion of an investment held at cost, partially offset by an increase of $9.1 million to previously established non-operating litigation reserves and other items.

Provision for Income Taxes
The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes.

The annual effective tax rates of 74% for 1994 and 43% for 1993 were both adversely affected by amortization of acquisition costs which are not deductible for tax purposes. The 1993 effective tax rate was favorably affected as a result of reductions of certain prior year tax reserves of $22.0 million. The reductions were based on management's view concerning the outcome of several tax issues based upon the progress of federal, state and local audits.

During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" on a prospective basis and recognized an increase in earnings of $10.4 million in 1993 as the cumulative effect of a change in accounting principle.

Equity in Earnings (Loss) of Affiliates
"Equity in earnings (loss) of affiliated companies, net of tax" was $18.6 million for 1994 as compared to a loss of $2.5 million for 1993, primarily reflecting the inclusion of the net earnings of affiliated companies that were acquired as part of the Mergers, improved operating results of Comedy Central, partially offset by the absence of Lifetime's earnings due to the sale of the Company's one-third partnership interest. (See Note 1 of Notes to Consolidated Financial Statements.)

Minority Interest
Minority interest primarily represents the minority ownership of Paramount Communications' outstanding common stock, for the period March through June 1994, and the 23% minority ownership of Spelling's common stock for fourth quarter 1994.

Discontinued Operations
Discontinued operations reflect the results of operations of Madison Square Garden Corporation ("MSG"), which was sold March 10, 1995. The Company acquired MSG during March 1994 as part of the Paramount Merger. (See Note 3 of Notes to Consolidated Financial Statements.)

Extraordinary Losses
During 1994, the Company refinanced its existing credit facilities and therefore recognized an after-tax extraordinary loss from the extinguishment of debt of $20.4 million, net of a tax benefit of $11.9 million.

On July 15, 1993, Viacom International redeemed all of the $298 million principal amount outstanding of the 11.80% Senior Subordinated Notes at a redemption price equal to 103.37% of the principal amount plus accrued interest to July 15, 1993. Viacom International recognized an after-tax extraordinary loss of $8.9 million, net of a tax benefit of $6.1 million. Viacom International borrowed the funds necessary for the redemption under bank credit agreements existing at the time.

1993 versus 1992
----------------

Revenues increased to $2.0 billion in 1993 from $1.9 billion in 1992 (or 8%). EBITDA increased to $538.1 million for 1993 from $492.7 million for 1992 (or 9%). Earnings from continuing operations increased to $385.0 million in 1993 from $347.9 million in 1992 (or 11%). Explanations of variances in revenues, EBITDA and earnings from continuing operations for each segment follow.

The comparability of results of operations for 1993 and 1992 has been affected by (i) the change in estimate of copyright royalty revenues during 1992 in the Entertainment segment and (ii) the sale of the Wisconsin cable television system, effective January 1, 1993. (See "Entertainment" and "Cable Television" for additional information.)

Networks and Broadcasting

Revenues increased to $1.40 billion for 1993 from $1.23 billion for 1992 (or 14%). EBITDA increased to $382.6 million for 1993 from $303.8 million for 1992 (or 26%). Earnings from operations increased to $314.4 million from $237.5 million (or 32%). The increase in revenues and earnings from operations resulted primarily from increased advertising sales of MTVN. MTVN revenues of $677.9 million, EBITDA of $272.7 million, and earnings from operations of $239.7 million increased 27%, 33% and 39%, respectively. The increase in MTVN's advertising revenues was principally attributable to rate increases. The increase in MTVN's EBITDA reflects the increased revenues, partially offset by increased programming and marketing expenses at each of the networks and other costs of operating the networks, including start-up losses of MTV Latino and Nickelodeon Magazine aggregating $6.5 million. The increase in programming and marketing expenses at each of the networks (including animated programming on Nickelodeon and MTV) was to a large extent responsible for the Company's ability to increase advertising rates. Revenues of the television stations, radio stations and SNI each increased modestly. EBITDA and earnings from operations of the television stations and radio stations increased, and SNI's EBITDA and earnings from operations were constant.

Entertainment

Entertainment revenues decreased to $209.1 million for 1993 from $248.3 million for 1992 (or 16%). EBITDA decreased to $42.0 million for 1993 from $66.5 million for 1992 (or 37%). Earnings from operations decreased to $32.5 million for 1993 from $59.7 million for 1992 (or 46%). The revenue variance was principally due to lower syndication revenues, lower copyright revenues resulting from a change in estimate which increased revenue by approximately $10 million in 1992, and decreased network production revenues. Lower sales to the broadcast, cable and other market places reflect lower syndication revenues for The Cosby Show and softness in the syndication market place due to a decrease in the number of independent broadcast television stations because of new network affiliations. Revenues from the domestic broadcast syndication of The Cosby Show were approximately 12% and 18% of Entertainment revenues during 1993 and 1992, respectively. The decrease was due to the ending of the first domestic syndication cycle of The Cosby Show during the third quarter of 1993. Network license fees were lower because fewer shows were produced for network television; however, the decrease did not have a significant impact on Entertainment EBITDA. The EBITDA variance reflects the decreased revenues and $6.1 million of start-up losses associated with Viacom New Media.

Cable Television

Cable Television revenues increased to $416.0 million in 1993 from $411.1 million in 1992 (or 1%). EBITDA decreased to $181.7 million for 1993 from $190.5 million for 1992 (or 5%). Earnings from operations decreased to $110.2 million in 1993 from $122.0 million in 1992 (or 10%).

On a comparable basis with the 1992 results (excluding the Wisconsin cable system, which was sold effective January 1, 1993), Cable Television revenues increased to $416.0 million in 1993 from $393.6 million in 1992 (or 6%); EBITDA decreased to $181.7 million in 1993 from $182.5 million in 1992; and earnings from operations decreased to $110.2 million for 1993 from $117.6 million for 1992 (or 6%). The results reflect a 4% increase in average rates for primary services and a 2% increase in average primary customers. Total revenue per primary customer per month increased 3% to $32.03 in 1993 from $31.04 in 1992. The decrease in EBITDA reflects increased operating expenses (which included non-recurring costs associated with the implementation of FCC rate regulations) partially offset by increased revenues.

As of December 31, 1993, the Company operated systems serving approximately 1,094,000 primary customers subscribing to approximately 718,000 premium units. Excluding the Wisconsin cable system customers in 1992, primary customers and premium units increased 2% and decreased 5%, respectively, since December 31, 1992. Including the Wisconsin cable system customers in 1993, primary customers and premium units decreased 2% and 9%, respectively, since December 31, 1992.

Corporate Expenses

Corporate expenses increased to $72.1 million in 1993 from $71.3 million in 1992 (or 1%), reflecting increased overall expenses offset by decreased compensation expense associated with the Long-Term Incentive Plans (the "Plans"), which consist of the Long-Term Incentive Plan ("LTIP") and the Long-Term Management Incentive Plan ("LTMIP"). The Plans provide for grants of phantom shares and stock options. The value of phantom shares issued under the Plans is determined by reference to the fair market value of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Common Stock"). The Plans also provide for subsequent cash payments with respect to such phantom shares based on appreciated value, subject to certain limits, and vesting requirements. As a result of the fluctuation in the market value of its Common Stock, the Company recorded compensation expense associated with the Plans of $3.9 million in 1993 and $8.2 million in 1992. During December 1992, a significant portion of the liability associated with the LTIP was satisfied by the cash payment of $68.6 million and the issuance of 177,897 shares of Viacom Class B Common Stock valued at $6.9 million.

Other Income and Expense Information

Interest Expense, Net
Net interest expense decreased to $145.0 million in 1993 from $194.1 million in 1992 (or 25%), reflecting improvements made to the capital structure (as described below) and reduced interest rates, including rates associated with the credit agreement. The Company had approximately $2.5 billion principal amount of debt outstanding as of December 31, 1993 and December 31, 1992 at weighted average interest rates of 5.3% and 6.5%, respectively. On July 15, 1993, the Company redeemed all $298 million principal amount outstanding of 11.80% Senior Subordinated Notes ("11.80% Notes"). During 1992, the following changes to the capital structure were made: a) on March 4, 1992, the Company issued $150 million principal amount of 9.125% Senior Subordinated Notes due 1999; b) on March 10, 1992, the Company redeemed all $193 million of the outstanding 11.5% Senior Subordinated Extendible Reset Notes ("11.5% Reset Notes") due 1998; c) on May 28, 1992, the Company issued $100 million principal amount of 8.75% Senior Subordinated Reset Notes due 2001; and d) on June 18, 1992, the Company redeemed all $356.5 million of the outstanding 14.75% Senior Subordinated Discount Debentures ("Discount Debentures") due 2002.

Other Items, Net
The settlement of the Time Warner antitrust lawsuit resulted in various business arrangements, which have a positive effect on the Company currently and are expected to continue to have a favorable effect on a prospective basis. "Other items, net" reflects a gain of $35 million recorded in the third quarter of 1992; representing payments received in the third quarter of 1992 relating to certain aspects of the settlement of the lawsuit, net of the Company's 1992 legal expenses related to this lawsuit. "Other items, net" also reflects a reserve for litigation of $33 million during the second quarter of 1992 related to a summary judgment against the Company in a dispute with CBS Inc. arising under the 1970 agreement associated with the spin-off of Viacom International Inc. by CBS Inc. On July 30, 1993, the Company settled all disputes arising under that litigation.

Income Taxes
The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes.

The annual effective tax rates of 43% for 1993 and 54.5% for 1992 were adversely affected by amortization of acquisition costs which are not deductible for tax purposes. The 1993 and 1992 effective tax rates were favorably affected as a result of reductions of certain prior year tax reserves of $22.0 million and $20.0 million, respectively. The reductions were based on management's view concerning the outcome of several tax issues based upon the progress of federal, state and local audits.

Equity in Earnings (Loss) of Affiliates
"Equity in earnings (loss) of affiliated companies, net of tax" decreased 46% to $2.5 million in 1993 from $4.7 million in 1992, primarily reflecting improved operating results at Lifetime and Comedy Central, partially offset by net losses on equity investments made in 1993.

Extraordinary Losses
On June 18, 1992, the Company redeemed all of the $356.5 million principal amount outstanding of the Discount Debentures at a redemption price equal to 105% of the principal amount plus accrued interest to June 18, 1992. On March 10, 1992, the Company redeemed all of the $193 million principal amount outstanding of its 11.50% Reset Notes at a redemption price equal to 101% of the principal amount plus accrued interest to the redemption date. The Company recognized an extraordinary loss of $17.1 million, net of a tax benefit of $11.3 million. The Company borrowed the funds necessary for each of these redemptions under its bank credit facilities existing in the respective periods.

Acquisitions
------------

On March 11, 1994, the Company acquired a majority of the shares of Paramount Communications' common stock outstanding at a price of $107 per share in cash. On July 7, 1994, Paramount Communications became a wholly owned subsidiary of the Company. The total cost to acquire Paramount Communications of $9.9 billion was financed through $3.7 billion of borrowing from banks, $3.1 billion of cash and $3.1 billion of securities. (See Note 2 of Notes to Consolidated Financial Statements.) Such cash was obtained through the issuance of $1.8 billion of Preferred Stock (of which $600 million and $1.2 billion were issued to Blockbuster and NYNEX Corporation, respectively) and $1.25 billion of Viacom Class B Common Stock to Blockbuster. The securities issued to Blockbuster were canceled upon consummation of the Blockbuster Merger.

On September 29, 1994, Blockbuster was merged with and into the Company. The total cost to acquire Blockbuster of $7.6 billion was financed through the issuance of equity securities to Blockbuster shareholders. (See Note 2 of Notes to Consolidated Financial Statements.)


Liquidity and Capital Resources
-------------------------------

The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures, joint ventures, commitments and payments of principal, interest and dividends on its outstanding indebtedness and preferred stock) with internally generated funds and from various external sources, which may include the Company's existing Credit Agreements, co-financing arrangements by the Company's various divisions, additional financings and the sale of non-strategic assets as opportunities may arise.

The Company's scheduled maturities of long-term debt, through December 31, 1999 assuming full utilization of the credit agreements (after giving effect to the reduction in commitments resulting from the sale of MSG), are $1.9 billion
(1996), $163 million (1997), $1.0 billion (1998) and $1.5 billion (1999).
(See Note 5 of Notes to Consolidated Financial Statements.) The Company's Preferred Stock dividend requirement is $60 million per year.

The Company's joint ventures are expected to require estimated net cash contributions of approximately $20 million to $40 million in 1995. Planned capital expenditures, including information systems costs, are approximately $600 million to $700 million in 1995. Capital expenditures are primarily related to capital additions for new and existing video and music stores and theme parks, and additional construction and equipment upgrades for the Company's existing cable franchises.

The Company was in compliance with all debt covenants and had satisfied all financial ratios and tests as of December 31, 1994 under its Credit Agreement and the Company expects to remain in compliance and satisfy all such financial ratios and tests during 1995.

Debt as a percentage of total capitalization of the Company was 47% at December 31, 1994 and 48% at December 31, 1993.

See Note 2 of Notes to Consolidated Financial Statements for a description of the Company's commitments related to the contingent value rights and variable common rights. See Note 10 of Notes to Consolidated Financial Statements for a description of the Company's future minimum lease commitments.

The commitments of the Company for program license fees, which are not reflected in the balance sheet as of December 31, 1994 and are estimated to aggregate approximately $2.0 billion, principally reflect commitments under SNI's exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

There are various lawsuits and claims pending against the Company. Management believes that any ultimate liability resulting from those actions or claims will not have a material adverse effect on the Company's results of operations or financial position.

Certain subsidiaries and affiliates of the Company from time to time receive claims from Federal and state environmental regulatory agencies and other entities asserting that they are or may be liable for environmental cleanup costs and related damages, principally relating to discontinued operations conducted by its former mining and manufacturing businesses (acquired as part of the mergers). The Company has recorded a liability at approximately the mid-point of its estimated range of environmental exposure. Such liability was not reduced by potential insurance recoveries and reflects management's estimate of cost sharing at multiparty sites. The estimated range of the potential liability was calculated based upon currently available facts, existing technology and presently enacted laws and regulations. On the basis of its experience and the information currently available to it, the Company believes that the claims it has received will not have a material adverse effect on its results of operations or financial position.

Net cash flow from operating activities increased 130% to $339.2 million in 1994 from $147.6 million for 1993 principally due to the inclusion of Paramount Communications' and Blockbuster's results of operations since the effective time of the respective mergers and increased earnings from operations of Viacom's pre-merger businesses, prior to merger-related charges. Net cash expenditures from investing activities of $6.3 billion for 1994, principally reflect the acquisition of the majority of the shares of Paramount Communications and capital expenditures, partially offset by proceeds from the sale of the Company's one-third partnership in Lifetime. Net cash expenditures from investing activities of $128.4 million for 1993 principally reflect capital expenditures, acquisitions, an additional investment in StarSight Telecast, Inc. and advances to Comedy Central, partially offset by proceeds from the sale of the Wisconsin cable system, proceeds related to the radio station swap and proceeds from the sale of an investment held at cost. Financing activities reflect borrowings and repayment of debt under the credit agreements during each period presented; the issuance of Viacom Class B Common Stock to Blockbuster during 1994 and the redemption of the 11.80% Notes and the issuance of the Preferred Stock during 1993.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Viacom Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Viacom Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Viacom Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

1177 Avenue of the Americas
New York, New York   10036
February 10, 1995

MANAGEMENT'S STATEMENT OF RESPONSIBILITY FOR FINANCIAL REPORTING

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

Viacom Inc.'s consolidated financial statements have been audited by Price Waterhouse LLP, independent accountants, who have expressed their opinion with respect to the presentation of these statements.

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

                                                  VIACOM INC.


                                   By:    /s/Frank J. Biondi, Jr.
                                          -----------------------------------
                                             Frank J. Biondi, Jr.
                                             President, Chief Executive Officer


                                   By:     /s/George S. Smith, Jr.
                                          -----------------------------------
                                              George S. Smith, Jr.
                                              Senior Vice President,
                                              Chief Financial Officer


                                   By:      /s/ Kevin C. Lavan
                                          -----------------------------------
                                                Kevin C. Lavan
                                                Senior Vice President,
                                                Controller and Chief
                                                Accounting Officer

                           VIACOM INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      --------------------------------------
                     (In millions, except per share amounts)

                                                                                           Year Ended December 31,
                                                                                   --------------------------------------
                                                                                   1994              1993            1992
                                                                                   ----              ----            ----
          Revenues                                                             $ 7,363.2         $ 2,004.9       $ 1,864.7
            Expenses:
            Operating                                                            4,401.0             877.6           854.0
            Selling, general and administrative                                  1,888.2             589.2           518.0
            Depreciation and amortization                                          465.7             153.1           144.8
                                                                               ---------         ---------       ---------
               Total expenses                                                    6,754.9           1,619.9         1,516.8
                                                                               ---------         ---------       ---------
            Earnings from continuing operations                                    608.3             385.0           347.9

            Other income (expense):
            Interest expense, net                                                 (494.1)           (145.0)         (194.1)
            Other items, net (See Note 14)                                         262.5              61.8             1.8
                                                                               ---------         ---------       ---------
            Earnings from continuing operations before income taxes                376.7             301.8           155.6

            Provision for income taxes                                             279.7             129.8            84.8
            Equity in earnings (loss) of affiliated companies, net of tax           18.6              (2.5)           (4.7)
            Minority interest                                                       14.9                --              --
                                                                               ---------         ---------       ---------
            Net earnings from continuing operations                                130.5             169.5            66.1
            Loss from discontinued operations, net of tax (See Note 3)             (20.5)               --              --
                                                                               ---------         ---------       ---------
            Earnings before extraordinary losses and
              cumulative effect of change in accounting principle                  110.0             169.5            66.1
            Extraordinary losses, net of tax (See Note 5)                          (20.4)             (8.9)          (17.1)
            Cumulative effect of change in accounting principle                       --              10.4              --
                                                                               ---------         ---------       ---------

           Net earnings                                                             89.6             171.0            49.0

           Cumulative convertible preferred stock dividend requirement              75.0              12.8              --
                                                                               ---------         ---------       ---------

           Net earnings attributable to common stock                           $    14.6           $ 158.2       $    49.0
                                                                               =========         =========       =========

          Primary and fully diluted net earnings per common share:
               Net earnings from continuing operations                         $     .25           $  1.30       $     .55
               Loss from discontinued operations, net of tax                        (.09)               --              --
               Extraordinary losses, net of tax                                     (.09)             (.07)           (.14)
               Cumulative effect of change in accounting principle                    --               .08              --
                                                                               ---------         ---------       ---------
               Net earnings                                                    $     .07           $  1.31       $     .41
                                                                               =========         =========       =========

          Weighted average number of common shares and common share
              equivalents:
          Primary                                                                  220.0             120.6           120.2
          Fully diluted                                                            220.4             120.6           120.2

                                          See notes to consolidated financial statements.


                         VIACOM INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In millions)
                         ----------------------------

                                                                                                  December 31,
                                                                                         ---------------------------
                                                                                         1994                   1993
                                                                                         ----                   ----
      Assets
      Current Assets:
        Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . .      $ 597.7                 $1,882.4
        Receivables, less allowances of $75.8 and $33.9   . . . . . . . . . . . .      1,638.8                    351.8
        Inventory (See Note 4)  . . . . . . . . . . . . . . . . . . . . . . . . .        830.9                       --
        Theatrical and television inventory (See Note 4)  . . . . . . . . . . . .        986.9                    356.5
        Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .        503.5                     95.7
        Net assets of discontinued operations (See Note 3)  . . . . . . . . . . .        697.4                       --
                                                                                       -------                  -------

              Total current assets  . . . . . . . . . . . . . . . . . . . . . . .      5,255.2                  2,686.4

      Property and Equipment:
          Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        470.3                     16.5
          Buildings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        798.8                     41.6
          Cable television systems  . . . . . . . . . . . . . . . . . . . . . . .        465.4                    414.9
          Equipment and other   . . . . . . . . . . . . . . . . . . . . . . . . .      1,365.1                    428.4
                                                                                       -------                    -----
                                                                                       3,099.6                    901.4
          Less accumulated depreciation   . . . . . . . . . . . . . . . . . . . .        516.5                    347.2
                                                                                       -------                    -----

        Net property and equipment  . . . . . . . . . . . . . . . . . . . . . . .      2,583.1                    554.2
                                                                                       -------                    -----

      Inventory (See Note 4)  . . . . . . . . . . . . . . . . . . . . . . . . . .      1,944.5                    789.5
      Intangibles, at amortized cost  . . . . . . . . . . . . . . . . . . . . . .     16,111.7                  2,180.6

      Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,379.2                    206.2
                                                                                     ---------                 --------
                                                                                     $28,273.7                 $6,416.9
                                                                                     ---------                 --------
                                                                                     ---------                 --------

                            See notes to consolidated financial statements.


                            VIACOM INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                             ----------------------------
                       (In millions, except per share amounts)

                                                                                                        December 31,
                                                                                                  --------------------
                                                                                                  1994            1993
                                                                                                  ----            ----
        Liabilities and Shareholders' Equity

        Current Liabilities:
              Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .                  $  770.9         $  96.6
              Accrued interest  . . . . . . . . . . . . . . . . . . . . . . .                     234.9            20.7
              Accrued compensation  . . . . . . . . . . . . . . . . . . . . .                     340.6            52.5
              Deferred income, current  . . . . . . . . . . . . . . . . . . .                     250.9            50.9
              Merger consideration payable  . . . . . . . . . . . . . . . . .                     261.7             --
              Other accrued expenses  . . . . . . . . . . . . . . . . . . . .                   1,436.8           200.4
              Participants' share, residuals and royalties payable  . . . . .                     630.0           139.1
              Program rights, current   . . . . . . . . . . . . . . . . . . .                     184.4           198.0
              Current portion of long-term debt   . . . . . . . . . . . . . .                      21.0            58.5
                                                                                               --------         -------
                   Total current liabilities    . . . . . . . . . . . . . . .                   4,131.2           816.7
                                                                                               --------         -------

        Long-term debt (See Note 5)   . . . . . . . . . . . . . . . . . . . .                  10,402.4         2,440.0
        Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .                   1,948.5           442.1

        Commitments and contingencies (See Note 10)

        Shareholders' Equity:
         Preferred Stock, par value $.01 per share; 200.0 shares
              authorized; 24.0 (1994) and 48.0 (1993) shares issued and
              outstanding   . . . . . . . . . . . . . . . . . . . . . . . . .                   1,200.0         1,800.0
         Class A Common Stock, par value $.01 per share; 200.0 shares authorized; 74.6 (1994) and 53.4 (1993) shares issued and
              outstanding   . . . . . . . . . . . . . . . . . . . . . . . . .                       0.7             0.5
         Class B Common Stock, par value $.01 per share; 1,000.0 shares authorized; 284.1 (1994) and 67.3 (1993) shares issued and
              outstanding   . . . . . . . . . . . . . . . . . . . . . . . . .                       2.8             0.7
         Additional paid-in capital   . . . . . . . . . . . . . . . . . . . .                  10,579.5           920.9
         Retained earnings (accumulated deficit)  . . . . . . . . . . . . . .                      10.6            (4.0)
         Cumulative translation adjustments   . . . . . . . . . . . . . . . .                      (2.0)             --
                                                                                               --------         -------
         Total shareholders' equity   . . . . . . . . . . . . . . . . . . . .                  11,791.6         2,718.1
                                                                                               --------         -------

                                                                                              $28,273.7        $6,416.9
                                                                                              =========        ========

                                See notes to consolidated financial statements.

                                                VIACOM INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         --------------------------------------
                                                      (In millions)
                                                                                       Year Ended December 31,
                                                                            ----------------------------------------
                                                                             1994            1993              1992
                                                                             ----            ----              ----
Operating Activities:
    Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .       $89.6           $171.0              49.0
    Adjustments to reconcile net earnings to net cash flow from operating activities:
    Merger -related charges (See Note 2)  . . . . . . . . . . . . . .       332.1               --                --
    Depreciation and amortization   . . . . . . . . . . . . . . . . .       465.7            153.1             144.8
    Reserve for litigation (See Note 14)  . . . . . . . . . . . . . .          --               --              33.0
    Gain on sale of Lifetime, net of tax (See Note 14)  . . . . . . .      (164.4)              --                --
    Gain on the sale of cable system, net of tax (See Note 14)  . . .          --            (45.9)               --
    Extraordinary losses, net of tax. (See Note 5)  . . . . . . . . .        20.4              8.9              17.1
    Increase (decrease) in accounts payable and accrued expenses  . .       164.7            (17.2)             53.4
    Increase in receivables   . . . . . . . . . . . . . . . . . . . .      (152.6)           (31.9)            (49.8)
    Increase in inventory and related liabilities, net  . . . . . . .      (557.0)          (137.5)           (138.6)
    Increase in income taxes payable and deferred income taxes, net          28.8             82.9              22.5
    Increase (decrease) in deferred income  . . . . . . . . . . . . .         9.8             (9.0)             22.9
    Increase in prepublication costs, net   . . . . . . . . . . . . .       (47.0)              --                --
    Decrease in prepaid expenses  . . . . . . . . . . . . . . . . . .       110.1               --                --
    Payment of LTIP liability   . . . . . . . . . . . . . . . . . . .          --             (3.6)            (68.6)
    Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .        39.0            (23.2)             16.3
                                                                        ---------         --------          --------
Net cash flow from operating activities   . . . . . . . . . . . . . .       339.2            147.6             102.0
                                                                        ---------         --------          --------

  Investing activities:
  Capital expenditures    . . . . . . . . . . . . . . . . . . . . . .      (364.9)          (135.0)           (110.2)
  Investments in and advances to affiliated companies   . . . . . . .       (51.3)           (21.6)            (23.7)
  Distribution from affiliated companies    . . . . . . . . . . . . .        37.7             13.4               9.4
  Proceeds from dispositions    . . . . . . . . . . . . . . . . . . .       317.6            144.7              20.0
  Acquisitions, net of cash acquired    . . . . . . . . . . . . . . .    (6,254.6)           (82.2)               --
  Proceeds from sale of short-term investments    . . . . . . . . . .       156.2               --                --
  Payments for purchase of short-term investments   . . . . . . . . .      (102.2)              --                --
  Deposits on transponders    . . . . . . . . . . . . . . . . . . . .        (1.1)           (49.9)             (9.7)
  Other, net    . . . . . . . . . . . . . . . . . . . . . . . . . . .       (36.1)             2.2              (2.6)
                                                                        ---------         --------          --------
  Net cash flow from investing activities   . . . . . . . . . . . . .    (6,298.7)          (128.4)           (116.8)
                                                                        ---------         --------          --------

  Financing activities:
  Short-term borrowings from banks under credit facilities, net   . .     3,560.0            334.3                --
  Borrowings from banks under credit facilities   . . . . . . . . . .          --               --           8,344.0
  Repayments to banks under credit facilities   . . . . . . . . . . .       (13.9)              --          (7,968.5)
  Proceeds from the issuance of notes   . . . . . . . . . . . . . . .          --               --             250.0
  Redemption of notes and debentures    . . . . . . . . . . . . . . .          --           (298.0)           (549.5)
  Proceeds from the issuance of Class B Common Stock    . . . . . . .     1,250.0              --                 --
  Payment of Preferred Stock dividends    . . . . . . . . . . . . . .       (72.7)             --                 --
  Proceeds from the issuance of Preferred Stock   . . . . . . . . . .          --          1,800.0                --
  Payment of deferred financing costs   . . . . . . . . . . . . . . .       (87.1)           (18.1)            (22.7)
  Other, net    . . . . . . . . . . . . . . . . . . . . . . . . . . .        38.5             (3.4)            (18.8)
                                                                        ---------         --------          --------
  Net cash flow from financing activities     . . . . . . . . . . . .     4,674.8          1,814.8              34.5
                                                                        ---------         --------          --------
  Net increase (decrease) in cash and cash equivalents    . . . . . .    (1,284.7)         1,834.0              19.7
  Cash and cash equivalents at beginning of year    . . . . . . . . .     1,882.4             48.4              28.7
                                                                        ---------         --------          --------
  Cash and cash equivalents at end of year    . . . . . . . . . . . .    $  597.7         $1,882.4            $ 48.4
                                                                        =========         ========          ========

                                 See notes to consolidated financial statements.

                            VIACOM INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EOUITY
                                   (In millions)


                                                                Year ended December 31,
                                          -----------------------------------------------------------------------
                                                1994                    1993                        1992
                                          -----------------       ------------------        ---------------------
                                          Shares    Amounts       Shares     Amounts        Shares        Amounts
                                          ------    -------       ------     -------        ------        -------
Preferred Stock
---------------
Balance, beginning of year ...........     48.0    $ 1,800.0         --     $     --           --        $    --
Issuance of Series A and Series B
Preferred Stock ......................       --          --         48.0      1,800.0          --             --
Cancellation of Series A Preferred        (24.0)      (600.0)        --            --          --             --
                                        -------    ---------     -------    ---------       -----        -------
Balance, end of year ..................    24.0    $ 1,200.0        48.0    $ 1,800.0          --        $    --
                                        -------    ---------     -------    ---------       -----        -------
                                        -------    ---------     -------    ---------       -----        -------
Class A Common Stock
--------------------
Balance, beginning of year ............    53.4    $      .5        53.4    $      .5        53.4        $    .5
Exercise of stock options .............      .2           --          --           --          --             --
Blockbuster Merger Consideration ......    21.0           .2          --           --          --             --
                                        -------    ---------     -------    ---------       -----        -------
Balance, end of year ..................    74.6    $      .7        53.4    $      .5        53.4        $    .5
                                        -------    ---------     -------    ---------       -----        -------
                                        -------    ---------     -------    ---------       -----        -------
Class B Common Stock
--------------------
Balance, beginning of year ............    67.3    $      .7        67.1    $      .7        66.9        $    .7
Exercise of stock options .............     1.2           --          .2           --          .2             --
Paramount Merger Consideration ........    56.7           .5          --           --          --             --
Blockbuster Merger Consideration ......   158.9          1.6          --           --          --             --
Issuance of Class B Common Stock ......    22.7           .2          --           --          --             --
Cancellation of Class B Common Stock...   (22.7)         (.2)         --           --          --             --
                                        -------    ---------     -------    ---------       -----        -------
Balance, end of year ..................   284.1    $     2.8        67.3    $      .7        67.1        $    .7
                                        -------    ---------     -------    ---------       -----        -------
                                        -------    ---------     -------    ---------       -----        -------
Additional Paid-In Capital
--------------------------
Balance, beginning of year ............            $   920.9                $    917.5                   $ 909.4
Exercise of stock options, net of tax
   benefit ............................                 65.8                       3.4                       1.2
Paramount Merger Consideration ........              2,190.9                        --                        --
Blockbuster Merger Consideration ......              7,412.1                        --                        --
Issuance of Class B Common Stock ......              1,250.0                        --                       6.9
Cancellation of Class B Common Stock ..             (1,250.0)                       --                        --
Expenses associated with stock
     issuances ........................                (10.2)                       --                        --
                                                   ---------                -----------                  -------
Balance, end of year ..................            $10.579.5                $     920.9                  $ 917.5
                                                   ---------                -----------                  -------
                                                   ---------                -----------                  -------

Retained Earnings (Accumulated Deficit)
---------------------------------------
Balance, beginning of year ............            $    (4.0)               $    (162.2)                 $(211.2)
Net earnings ..........................                 89.6                      171.0                     49.0
Preferred stock dividend requirements .                (75.0)                     (12.8)                      --
                                                   ---------                -----------                  -------
Balance, end of year ..................            $    10.6                $      (4.0)                 $(162.2)
                                                   ---------                -----------                  -------
                                                   ---------                -----------                  -------
Cumulative Translation Adiustments
----------------------------------
Balance, beginning of year ............                   --                         --                       --
Translation adjustments ...............            $    (2.0)               $        --                  $    --
                                                   ---------                -----------                  -------
Balance, end of year ..................            $    (2.0)               $        --                  $    --
                                                   ---------                -----------                  -------
                                                   ---------                -----------                  -------
Total Shareholders' Equity ............            $11,791.6                $   2,718.1                   $ 756.5
                                                   ---------                -----------                  -------
                                                   ---------                -----------                  -------

                          See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation - The Company is a diversified entertainment and publishing company with operations in five segments: (i) Networks and Broadcasting, (ii) Entertainment, (iii) Video and Music/Theme Parks, (iv) Publishing and (v) Cable Television. Paramount Communications Inc. ("Paramount Communications") and Blockbuster Entertainment Corporation ("Blockbuster") results of operations are included in the Company's consolidated results of operations effective March 1, 1994 and October 1, 1994, respectively. (See Note 2).

Certain amounts reported on the balance sheet and statements of cash flows for prior years have been reclassified to conform with the current presentation.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and all investments of more than 50% in subsidiaries and other entities. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for under the equity method. All significant intercompany transactions have been eliminated. Investments of 20% or less are accounted for under the cost method. In 1993, the fiscal year end for certain foreign operations was changed from October 31 to December 31.

Cash Equivalents - Cash equivalents are defined as short-term (3 months or less) highly liquid investments.

Inventories - Publishing related inventories are generally determined using the lower of cost (first-in, first-out method) or net realizable value. Prerecorded music and videocassette inventories costs are determined using the moving weighted average method, the use of which approximates the first-in, first-out basis. Videocassette rental inventory is recorded at cost and amortized over its estimated economic life with no provision for salvage value. Videocassettes which are considered base stock are amortized over 36 months on a straight-line basis. Videocassettes which are considered new release feature films are frequently ordered in large quantities to satisfy initial demand ("hits"). For each store, the fifth and any succeeding copies of hit titles purchased are amortized over six months on a straight-line basis.

Theatrical and Television Inventories - Inventories related to theatrical and television product (which include direct production costs, production overhead, capitalized interest, acquisition costs, prints and certain exploitation costs) are stated at the lower of amortized cost or net realizable value. Inventories, residuals and participations are amortized on an individual product basis based on the proportion that current revenues bear to the estimated remaining total lifetime revenues. Domestic syndication and basic cable revenue estimates are not included in the estimated lifetime revenues of network series until such sales are probable. Estimates of total lifetime revenues and expenses are periodically reviewed. The costs of feature and television films are classified as

                          VIACOM INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

current assets to the extent such costs are expected to be recovered through their respective primary markets. Other costs related to film production are classified as noncurrent. A portion of the cost to acquire Paramount Communications and Blockbuster was allocated to theatrical and television inventories based upon estimated revenues from certain films less related costs of distribution and a reasonable profit allowance for the selling effort. The cost allocated to films is being amortized over their estimated economic lives not to exceed 20 years.

The Company estimates that approximately 66% of unamortized film costs (including amounts allocated under purchase accounting) at December 31, 1994 will be amortized within the next three years.

Program Rights - The Company acquires rights to exhibit programming on its broadcast stations or cable networks. The costs incurred in acquiring programs are capitalized, to the extent they are estimated to be recovered from future revenues, and amortized over the license period. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable, and the program is accepted and available for airing.

Property and Equipment - Property and equipment is stated at cost. Depreciation is computed principally by the straight-line method over estimated useful lives ranging from 3 to 40 years. Depreciation expense, including capitalized lease amortization, was $215.9 million (1994), $92.8 million (1993) and $81.5 million
(1992).

Intangible Assets - Intangible assets, which primarily consist of the cost of acquired businesses in excess of the market value of tangible assets and liabilities acquired, are generally amortized by the straight-line method over estimated useful lives of up to 40 years. The Company evaluates the amortization period of intangibles on an ongoing basis in light of changes in any business conditions, events or circumstances that may indicate the potential impairment of intangible assets. Accumulated amortization of intangible assets at December 31 was $663.2 million (1994) and $412.5 million
(1993).

Revenue Recognition - Subscriber fees for Networks and Cable Television are recognized in the period the service is provided. Advertising revenues for Networks and Broadcasting are recognized in the period during which the spots are aired. Revenues from the Company owned video and music stores are recognized at the time of rental or sale. The publishing segment recognizes revenue when merchandise is shipped and billed.

Theatrical and Television Revenues - Feature motion pictures are produced or acquired for distribution, normally, for exhibition in U.S. and foreign theaters followed by videocassettes and discs, pay-per-view, premium subscription television, network television, basic cable television and syndicated television exploitation. On average, the length of the initial revenue cycle for feature films approximates four to seven years. Theatrical revenues from domestic and foreign markets are recognized as films are exhibited; revenues from the sale of videocassettes are recognized upon delivery of the merchandise; and revenues from all television sources are recognized upon availability of the film for telecast.

                          VIACOM INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Television series initially produced for the networks and first-run syndication are generally licensed to domestic and foreign markets concurrently. The more successful series are later syndicated in domestic markets and in certain foreign markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production. Revenues arising from television license agreements are recognized in the year that the films or television series are available for telecast.

Interest - Costs associated with the refinancing or issuance of debt, as well as with debt discount, are expensed as interest over the term of the related debt. The Company enters into interest rate exchange agreements; the amount to be paid or received under such agreements is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense. Amounts paid for purchased interest rate cap agreements are amortized into interest over the term of the agreement (See Note 6).

Equity In Earnings (Loss) of Affiliated Companies - Equity in earnings (loss) of affiliated companies in the Consolidated Statement of Operations is primarily comprised of the Company's interest in Lifetime (33% owned), Comedy Central (50% owned), Nickelodeon (UK) (50% owned) and All News Channel (50% owned), as well as, in 1994, investments that were acquired as part of the Mergers (as defined in Note 2). Such investments were USA Networks (50% owned), Cinamerica (50% owned), United Cinemas International Multiplex B.V. (49% owned), Cinema International Corporation N.V. (49% owned) and Discovery Zone (50% owned). The Company's interest in Lifetime was sold in 1994 (See
Note 14).

The Company, through the normal course of business, is involved in transactions with affiliated companies that have not been material in any of the periods presented.

Foreign Currency Translation and Transactions - The Company's foreign subsidiaries' assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The resulting translation gains or losses are included as a separate component of shareholders' equity. Foreign currency transaction gains and losses have been included in results of operations and have not been material in any of the years presented.

Provision for Doubtful Accounts - The provision for doubtful accounts charged to expense was $61.6 million (1994), $16.7 million (1993) and $9.4 million
(1992).

Net Earnings per Common Share - Primary net earnings per common share is calculated based on the weighted average number of common shares outstanding during each period and for 1994, the effects of common shares potentially issuable in connection with the contingent value rights ("CVRs"), variable common rights ("VCRs"), stock options and warrants. For 1993 and 1992, the effect of contingently issuable common shares from stock options was immaterial and, therefore, the effect is not reflected in primary net earnings per common share for those periods. For 1994 and 1993, the effect of the assumed conversion of Preferred Stock is antidilutive and, therefore, not reflected in fully diluted net earnings per common share.

                          VIACOM INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2) PARAMOUNT MERGER, BLOCKBUSTER MERGER AND
   RELATED TRANSACTIONS

On March 11, 1994, the Company acquired a majority of the shares of Paramount Communications common stock outstanding at a price of $107 per share in cash. On July 7, 1994, Paramount Communications became a wholly owned subsidiary of the Company (the "Paramount Merger"). Each share of Paramount Communications common stock outstanding at the time of the Paramount Merger (other than shares held in the treasury of Paramount Communications or owned by the Company and other than shares held by any stockholders who demanded and perfected appraisal rights) was converted into the right to receive
(i) 0.93065 of a share of Class B Common Stock, (ii) $17.50 principal amount of 8% exchangeable subordinated debentures ("8% Merger Debentures"),
(iii) 0.93065 of a CVR (iv) 0.5 of a warrant to purchase one share of Viacom Class B Common Stock at any time prior to the third anniversary of the Paramount Merger at a price of $60 per share, and (v) 0.3 of a warrant to purchase one share of Viacom Class B Common Stock at any time prior to the fifth anniversary of the Paramount Merger at a price of $70 per share.

Each CVR represents the right to receive the amount, if any, by which the Target Price exceeds the greater of the Current Market Value or the Minimum Price (see defined terms in following paragraph). The CVRs will mature on the first anniversary of the Paramount Merger (the "Maturity Date"), provided, however, that the Company may, at its option, (i) extend the Maturity Date to the second anniversary of the Paramount Effective Time (the "First Extended Maturity Date") or (ii) extend the First Extended Maturity Date to the third anniversary or the Paramount Effective Time (the "Second Extended Maturity Date"). The Company, at its option, may pay any amount due under the terms of the CVRs in cash or in the equivalent value of registered securities of the Company, including, without limitation, common stock, preferred stock, notes or other securities.

The "Minimum Price" means (a) at the Maturity Date, $36, (b) at the First Extended Maturity Date, $37 and (c) at the Second Extended Maturity Date, $38. "Target Price" means (a) at the Maturity Date, $48, (b) at the First Extended Maturity Date, $51, and (c) at the Second Extended Maturity Date, $55. The "Current Market Value" means the average market price of Viacom Class B Common Stock for a specified period prior to the respective maturity dates.

On September 29, 1994, Blockbuster was merged with and into the Company (the "Blockbuster Merger"). Each share of Blockbuster Common Stock outstanding at the time of the Blockbuster Merger (other than shares held in the treasury of Blockbuster or owned by the Company) was converted into the right to receive (i)
0.08 of a share of Viacom Class A Common Stock, (ii) 0.60615 of a share of Viacom Class B Common Stock, and (iii) one VCR.

The VCRs represent the right to receive a fraction of a share of Viacom
Class B Common Stock, with the exact fraction dependent on the market price of Viacom Class B Common Stock during the year following the effective time of the Blockbuster Merger. The VCRs mature on the first anniversary date of the Blockbuster Merger. Based upon the market price of Viacom Class B Common Stock, following the Blockbuster Merger the maximum fraction of a share issuable pursuant to the VCRs was reduced from 0.13829 of a share of Viacom Class B Common Stock to 0.05929 of a share of Viacom Class B Common Stock, or a maximum issuable potential of approximately 16.7 million shares of Viacom
Class B Common Stock.

                          VIACOM INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Paramount Merger and the Blockbuster Merger (collectively, the "Mergers") have been accounted for under the purchase method of accounting. Accordingly, the total cost to acquire Paramount Communications of $9.9 billion and Blockbuster of $7.6 billion has been allocated to the respective assets and liabilities acquired based on their fair values at the time of the Mergers with the aggregate excess cost over the fair value of net tangible assets acquired of $7.9 billion and $6.8 billion, respectively, allocated to goodwill.

The unaudited condensed pro forma results of operations data presented below assumes that the Mergers and related transactions, the sale of the one-third partnership interest in Lifetime and the sale of MSG (as defined in Note 3) occurred at the beginning of each period presented. The unaudited condensed pro forma results of operations data was prepared based upon the historical consolidated results of operations of the Company for the years ended December 31, 1994 and 1993, Paramount for the two months ended February 28, 1994 and year ended December 31, 1993, and Blockbuster for the nine months ended September 30, 1994 and year ended December 31, 1993, adjusted to exclude the non-recurring merger-related charges of $332.1 million (as described below). Financial information for Paramount Communications and Blockbuster subsequent to the date of acquisition is included in the Company's historical information. Intangible assets are amortized principally over 40 years on a straight-line basis. The following unaudited pro forma information is not necessarily indicative of the combined results of operations of the Company, Paramount Communications and Blockbuster that would have occurred if the completion of the transactions had occurred on the dates previously indicated nor are they necessarily indicative of future operating results of the combined company.


                                                                                    Year ended December 31,
                                                                                    -----------------------
                                                                                      1994            1993
                                                                                      ----            ----
                                                                        (Millions of dollars, except per share amounts)
Revenues                                                                           $10,121.6        $ 9,235.5
Earnings from continuing operations                                                  1,040.0            758.7
Net earnings from continuing operations before
  extraordinary loss, cumulative effect of a change in
  accounting principle and preferred stock dividends                                   111.6             10.9
Net earnings (loss) attributable to common stock
  before extraordinary loss and cumulative
  effect of a change in accounting principle                                            51.6            (49.1)
Earnings (loss) per common share before extraordinary
  loss and cumulative effect of change in
  accounting principle                                                                   .13             (.14)

Pro forma earnings from continuing operations for the year ended December 31, 1994 exclude $332.1 million of non-recurring merger-related charges reflecting the integration of the Company's pre-merger businesses with similar Paramount Communications units, and related management and strategic changes principally related to the merger with Paramount Communications.

                          VIACOM INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During each of the three years presented, the Company has also acquired or sold certain other businesses. The contributions of these businesses in the aggregate were not significant to the Company's results of operations for the periods presented, nor are they expected to have a material effect on the Company's results on a continuing basis.


3) SUBSEQUENT EVENTS

On January 20, 1995, the Company agreed to sell its cable television systems to a partnership of which Mitgo Corp., a company wholly owned by Frank Washington, is a general partner, for approximately $2.3 billion, subject to certain conditions, including, receipt of a tax certificate from the Federal Communications Commission and the availability of certain federal tax consequences of the sale advantageous to the Company. The U. S. House of Representatives and U. S. Senate have each approved a similar version of legislation that would eliminate such tax consequences. The House of Representatives has also approved a compromise version of the bill, which is awaiting Senate approval. The Company has announced that it will not proceed with the agreed transaction in the event that such tax consequences are unavailable. The Company has also announced that it is considering other options with respect to the disposition of its cable systems and that it intends to proceed with such disposition. Until a formal plan for the disposition is established, operating results for Cable Television will be included in earnings from continuing operations.

During March 1995, the Company sold Madison Square Garden Corporation (which includes the Madison Square Garden Arena, The Paramount theater, the New York Knickerbockers, the New York Rangers and the Madison Square Garden Network, collectively "MSG") to a joint venture of ITT Corporation and Cablevision Systems Corporation for closing proceeds of $1.009 billion, representing the sale price of approximately $1.075 billion, less approximately $66 million in working capital adjustments. The sale of MSG resulted in no after-tax book gain. Proceeds from the sale were used to pay down notes payable to banks. The Company acquired MSG as part of the Paramount Merger.

MSG has been accounted for as a discontinued operation and, accordingly, its operating results and net assets have been separately disclosed in the Consolidated Financial Statements.

                          VIACOM INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summarized results of operations for the year ended December 31, 1994 and financial position data as of December 31, 1994 for MSG are as follows (millions of dollars).

         Results of operations:
         Revenues                                             $273.4
         Loss from operations before income tax benefit       $(25.4)
         Income tax benefit                                   $  4.9
         Net loss                                             $(20.5)

         Financial position:
         Current assets                                       $107.8
         Net property, plant and equipment                     312.9
         Other assets                                          409.4
         Total liabilities                                    (132.7)
                                                              ------
         Net assets of discontinued operations                $697.4
                                                              ======


4) INVENTORIES

Inventories consist of the following:
                                                                          December 31,
                                                                      -----------------
                                                                      1994         1993
                                                                      ----         ----
                                                                      (Millions of dollars)
Prerecorded music and video cassettes                               $  509.2       $     --
Videocassette rental inventory                                         297.6             --
Publishing:
      Finished goods                                                   218.9             --
      Work in process                                                   35.8             --
      Materials and supplies                                            27.1             --
Other                                                                   73.8             .5
                                                                    --------       --------
                                                                     1,162.4             .5
          Less current portion                                         830.9             --
                                                                    --------       --------
                                                                    $  331.5       $     .5
                                                                    ========       ========

Theatrical and television inventory:
      Theatrical and television productions:
            Released                                                $1,488.0       $  166.2
            Completed, not released                                     12.8             --
            In process and other                                       260.8             --
      Program rights                                                   838.3          979.3
                                                                    --------       --------
                                                                     2,599.9        1,145.5
      Less current portion                                             986.9          356.5
                                                                    --------       --------
                                                                    $1,613.0       $  789.0
                                                                    ========       ========
Total non-current inventory                                         $1,944.5       $  789.5
                                                                    ========       ========

                          VIACOM INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5) BANK FINANCING AND DEBT


Long-term debt consists of the following:
                                                                                          December 31,
                                                                                    ------------------------
                                                                                    1994                1993
                                                                                    ----                ----
                                                                                     (Millions of dollars)
Notes payable to banks (a)                                                        $7,709.4            $1,983.2
  6.625% Senior Notes due 1998                                                       150.0                  --
  5.875% Senior Notes due 2000*                                                      149.5                  --
  7.5% Senior Notes due 2002*                                                        247.0                  --
  8.25% Senior Debentures due 2022*                                                  247.0                  --
  7.5% Senior Debentures due 2023*                                                   149.5                  --
  9.125% Senior Subordinated Notes due 1999*                                         150.0               150.0
  8.75%  Senior Subordinated Reset Notes due 2001 (b)*                               100.0               100.0
 10.25% Senior Subordinated Notes due 2001*                                          200.0               200.0
   7.0% Senior Subordinated Debentures due 2003, net of
      unamortized discount of $48.4 million*                                         183.1                  --
  8.0% Merger Debentures due 2006,
      net of unamortized discount of $131.3 million (c)                              938.6                  --
  Other Notes due 1995 to 1996                                                        71.8                  --
Obligations under capital leases                                                     127.5                65.3
                                                                                  --------            --------
                                                                                  10,423.4             2,498.5
Less current portion                                                                  21.0                58.5
                                                                                 ---------            --------
                                                                                 $10,402.4            $2,440.0
                                                                                 =========            ========

* Issues of Viacom International guaranteed by the Company.

      (a) -- On July 1, 1994, the Company entered into an aggregate $6.489 billion credit agreement (the "Viacom Credit Agreement"), and Viacom International Inc. ("Viacom International") and certain of its subsidiaries (the "Subsidiary Obligors") entered into a $311 million credit agreement (the "Viacom International Credit Agreement," together with the Viacom Credit Agreement, collectively the "Credit Agreements") each with certain banks, the proceeds of which were used to refinance debt related to the Paramount Merger and the previously existing bank debt of the Company, Viacom International and Paramount. On September 29, 1994, the Company entered into an aggregate $1.8 billion credit agreement (the "$1.8 billion Credit Agreement") with certain banks, the proceeds of which were used to refinance the previously existing bank debt of Blockbuster.

The Company guarantees the Viacom International Credit Agreement and notes and debentures issued by Viacom International. Viacom International guarantees Viacom's Credit Agreement, the $1.8 billion Credit Agreement and notes and debentures issued by the Company.

                          VIACOM INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary description of the credit agreements. The description does not purport to be complete and should be read in conjunction with each of the credit agreements.

The Viacom Credit Agreement is comprised of (i) a $2.5 billion senior unsecured 2-1/2 year revolving short term loan (the "Short-Term Loan") maturing December 31, 1996, (ii) a $1.8 billion senior unsecured 8 year reducing revolving loan (the "Revolving Loan") maturing July 1, 2002 and (iii) a $2.189 billion 8 year term loan maturing July 1, 2002 (the "Term Loan").
The Viacom International Credit Agreement is comprised of a $311 million 8-year term loan to Viacom International and certain of its subsidiaries maturing
July 1, 2002. The $1.8 billion Credit Agreement is comprised of a $1.8 billion senior unsecured reducing revolving loan to the Company maturing
July 1, 2002.

The interest rate on all loans made under the three facilities is based upon Citibank, N.A.'s base rate or the London Interbank Offered Rate and is affected by the Company's credit rating. At December 31, 1994, the London Interbank Offered Rates ("LIBOR") (upon which the Company's borrowing rate was based) for borrowing periods of one month and two months were 6.0% and 6.25%, respectively. At December 31, 1993, LIBOR for borrowing periods of one and two months were 3.25% and 3.3125%, respectively.

The Company may prepay the loans and reduce commitments under the Viacom Credit Agreement and the $1.8 billion Credit Agreement in whole or in part at any time. The Company is required, subject to certain conditions, to make prepayments under the Short-Term Loan resulting from receipt of the first $2.5 billion in the aggregate of net cash proceeds from asset sales other than in the ordinary course of business or from capital market transactions. In the event that a Subsidiary Obligor ceases to be a wholly owned subsidiary of the Company or Viacom International, the loans of such Subsidiary Obligor shall be due and payable on the date on which such subsidiary ceases to be a wholly owned subsidiary. If such event occurs prior to December 31, 1996 or the repayment in full of all Short-Term Loans, the Company may elect to convert any outstanding portion of the Short-Term Loan into additional Term Loans in an amount equal to the principal amount of such Subsidiary Obligor's loan.

The credit agreements contain certain covenants which, among other things, require that the Company maintain certain financial ratios and impose on the Company and its subsidiaries certain limitations on substantial asset sales and mergers with any other company in which the Company is not the surviving entity.

The credit agreements contain certain customary events of default and provide that it is an event of default if National Amusements, Inc. ("NAI") fails to own at least 51% of the outstanding voting stock of the Company.

The Company is required to pay a commitment fee based on the aggregate daily unborrowed portion of the loan commitments. As of December 31, 1994, the Company had $957 million of available loan commitments. The credit agreements do not require compensating balances.

                          VIACOM INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      (b) -- The $100 million aggregate principal amount of 8.75% Senior Subordinated Reset Notes ("8.75% Reset Notes") are due on May 15, 2001. On May 15, 1995 and May 15, 1998, unless a notice of redemption of the 8.75% Reset Notes on such date has been given by the Company, the interest rate on the 8.75% Reset Notes will, if necessary, be adjusted from the rate then in effect to a rate to be determined on the basis of market rates in effect on May 5, 1995 and on May 5, 1998, respectively, as the rate the 8.75% Reset Notes should bear in order to have a market value of 101% of principal amount immediately after the resetting of the rate. In no event will the interest rate be lower than 8.75% or higher than the average three year treasury rate (as defined in the indenture) multiplied by two. The interest rate reset on May 15, 1995 will remain in effect on the 8.75% Reset Notes through and including May 15, 1998 and the interest rate reset on May 15, 1998 will remain in effect on the 8.75% Reset Notes thereafter. The 8.75% Reset Notes are redeemable at the option of the Company, in whole but not in part, on May 15, 1995 or May 15, 1998, at a redemption price of 101% of principal amount plus accrued interest to, but not including, the date of redemption.

      (c) -- The Company issued an aggregate principal amount of $1,069.9 million of 8% Merger Debentures as part of the Paramount Merger consideration. The balance sheet reflects the fair value of the 8% Merger Debentures plus amortization of the related discount.
                              _____________________

Extraordinary Losses

During 1994, the proceeds from the Viacom Credit Agreement were used to refinance the previously existing bank debt of the Company. The Company recognized an extraordinary loss from the extinguishment of debt of $20.4 million, net of a tax benefit of $11.9 million.

On July 15, 1993, Viacom International redeemed all of the $298 million principal amount outstanding of the 11.80% Senior Subordinated Notes at a redemption price equal to 103.37% of the principal amount plus accrued interest to July 15, 1993. Viacom International recognized an extraordinary loss from the extinguishment of debt of $8.9 million, net of a tax benefit of $6.1 million.

On June 18, 1992, the Company redeemed all of the $356.5 million principal amount outstanding of the 14.75% Senior Subordinated Discount Debentures at a redemption price equal to 105% of the principal amount plus accrued interest to June 18, 1992. On March 10, 1992, the Company redeemed all of the $193 million principal amount outstanding of its 11.50% Senior Subordinated Extendible Reset Notes at a redemption price equal to 101% of the principal amount plus accrued interest to the redemption date. The Company recognized an extraordinary loss of $17.1 million, net of a tax benefit of $11.3 million.

The Company borrowed the funds necessary for each of these redemptions under its bank credit facilities existing in the respective periods.

                          VIACOM INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest costs incurred, interest income and capitalized interest are summarized below:

                                          Year Ended December 31,
                                     ----------------------------------
                                          (Millions of dollars)
                                     1994            1993          1992
                                     ----            ----          ----
  Interest Incurred                $ 536.3          $154.5        $195.7
  Interest Income                  $  32.6          $  9.1        $  1.1
  Capitalized Interest             $   9.6          $   .4        $   .5

Scheduled maturities of long-term debt of the Company through December 31, 1999, assuming full utilization of the commitments under the credit agreements (after giving effect to the reduction in commitments resulting from the sale of MSG), are $1.9 billion (1996), $163 million (1997), $1.0 billion (1998) and $1.5 billion (1999).

6) FINANCIAL INSTRUMENTS

The Company's carrying value of the financial instruments approximates fair value, except for differences with respect to the senior subordinated debt and certain differences related to other financial instruments which are not significant. The carrying value of the senior and senior subordinated debt is $2.5 billion and the fair value, which is estimated based on quoted market prices, is approximately $2.4 billion.

The Company enters into interest rate exchange agreements with off-balance sheet risk in order to reduce its exposure to changes in interest rates on its variable rate long-term debt and/or take advantage of changes in interest rates. These interest rate exchange agreements include interest rate swaps and interest rate caps. At December 31, 1994, the Company had $2.1 billion of interest rate exchange agreements outstanding with commercial banks. $1.6 billion of these agreements, which expire over the next three years, effectively change the Company's interest rate on an equivalent amount of variable rate borrowings to a fixed rate of 6.8%. The remaining $500 million of interest rate exchange agreements, which expire during 1995, effectively convert $500 million of its debt from an average fixed rate of 7.9% to a variable rate (8.0% at December 31). The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

The Company enters into foreign currency exchange contracts in order to reduce its exposure to changes in foreign currency exchange rates. To date, the hedges have been purchased options and forward contracts. A forward contract is an agreement between parties to purchase and sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future. An option contract provides the right, but not the obligation, to buy or sell currency at a fixed rate on a future date. At December 31, 1994, the Company had outstanding contracts with a notional value of approximately $36 million, which hedge the European Currency Unit and Japanese Yen, and expire in 1995 and 1996. Realized gains and losses on contracts that hedge expected future cash flows are recognized in "Other Items, Net" and were not material in the current period.

                          VIACOM INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7) SHAREHOLDERS' EQUITY

On July 7, 1994 and September 29, 1994, the Company issued equity securities to holders of Paramount Communications and Blockbuster common stock, respectively (See Note 2).

During March 1994, Blockbuster purchased 22.7 million shares of Viacom Class B Common Stock at a price of $55 per share. The common stock was canceled upon consummation of the Blockbuster Merger.

On October 22, 1993, Blockbuster purchased 24 million shares of cumulative convertible preferred stock, par value $.01 per share, of the Company ("Series A Preferred Stock") for $600 million. The Preferred Stock purchased by Blockbuster was canceled upon consummation of the Blockbuster Merger. On November 19, 1993, NYNEX Corporation ("NYNEX") purchased 24 million shares of cumulative convertible preferred stock, par value $.01 per share, of the Company ("Series B Preferred Stock," collectively with the Series A Preferred Stock, "Preferred Stock") for $1.2 billion. Series B Preferred Stock has a liquidation preference of $50 per share, an annual dividend rate of 5%, is convertible into shares of Viacom Class B Common Stock at a conversion price of $70 and does not have voting rights other than those required by law. The Series B Preferred Stock is redeemable by the Company at declining premiums after five years.

NAI holds approximately 26% and the public holds approximately 74% of the Company's outstanding Common Stock as of December 31, 1994. NAI owns 61% of the outstanding Viacom Class A Common Stock as of December 31, 1994.

Long-Term Incentive Plans - The purpose of the Long-Term Incentive Plans (the "Plans") is to benefit and advance the interests of the Company by rewarding certain key employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future. The Plans provide for grants of equity-based interests pursuant to awards of phantom shares, stock options, stock appreciation rights, restricted shares or other equity-based interests ("Awards"), and for subsequent payments of cash with respect to phantom shares or stock appreciation rights based, subject to certain limits, on their appreciation in value over stated periods of time.

During December 1992, a significant portion of the liability associated with the phantom shares was satisfied through the cash payment of $68.6 million and the issuance of 177,897 shares of Viacom Class B Common Stock valued at $6.9 million.

In addition to the 25.0 million stock option Awards outstanding under various plans, as of December 31, 1994 there are phantom shares for 643,098 shares of common stock all of which are vested, at an average grant price of $29 and vest over a three year period from the date of grant. The stock options generally vest over a four to six year period from the date of grant and expire 10 years after the date of grant.
                                     II-32

                          VIACOM INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Each of the unexercised stock options to purchase Paramount or Blockbuster common stock that was outstanding at the time of the respective mergers, automatically became options to purchase the merger consideration applicable to the stock option under the same price and terms, except that, for employees of Paramount Communications who were employees on the date of the Paramount Merger, additional Viacom Class B Common Stock valued July 1995, will be issued on exercise of such options as consideration for the cash portion of the blended purchase price per share of Paramount Communications that was not reflected in the Merger consideration because of the transaction structure. These options generally became vested upon the effective date of the Merger, and are exercisable over a three to five year period and expire 10 years after the date of grant.

The following table summarizes the stock activity under the various plans:


                                                                                                    Per Share
                                                                 Number of                           Option
                                                                   Shares                          Price range
                                                                   ------                          -----------
Balance at December 31, 1992                                      3,557,591                   $   20.75  to $31.875
  Granted                                                           856,990                       43.25  to   55.25
  Exercised                                                        (346,378)                      20.75  to  31.875
  Canceled                                                          (95,146)                      20.75  to   55.25
                                                                 -----------
Balance at December 31, 1993                                      3,973,057                       20.75  to   55.25
  Granted                                                         3,931,562                       34.75  to  52.125
  Assumed in connection with the Mergers                         19,955,783                        1.45  to   44.94
  Exercised                                                      (1,336,751)                       6.67  to   37.07
  Canceled                                                       (1,508,535)                      11.74  to   55.25
                                                                -----------
Balance at December 31, 1994                                     25,015,116                   $    1.45  to  $55.25
                                                                -----------
                                                                -----------
Stock options available for future grant:
  December 31, 1994                                               6,143,638
  December 31, 1993                                               1,994,020
Shares issuable under exercisable stock
     options:
  December 31, 1994                                              18,110,234
  December 31, 1993                                               1,448,570


The Company has reserved 1,847,302 shares of Viacom Class A Common Stock and 57,577,294 shares of Viacom Class B Common Stock principally for exercise of stock options and warrants, the conversion of the Preferred Stock, CVRs and VCRs. Such shares are based on the average market value of Viacom Class B Common Stock as of March 27, 1995.

                          VIACOM INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8) INCOME TAXES

The provision for income taxes shown below for the years ended December 31, 1994, 1993 and 1992 represents federal, state and foreign income taxes on earnings before income taxes. Earnings (loss) accounted for under the equity method of accounting are shown net of tax on the Company's Statement of Operations. The tax provision (benefit) relating to earnings (loss) from equity investments in 1994, 1993 and 1992 are $9.8 million, $(.6) million and $(2.2) million, respectively. See Note 3 and 5 for tax benefits relating to the Discontinued Operations and Extraordinary Losses.

During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") on a prospective basis and recognized an increase to earnings of $10.4 million in 1993 as the cumulative effect of a change in accounting principle. SFAS 109 mandates the liability method for computing deferred income taxes.

Earnings before income taxes are attributable to the following jurisdictions:

                                                Year Ended December 31,
                                      1994              1993            1992
                                     ------             ------         ------
                                               (Millions of dollars)

United States                        $179.4             $267.8         $138.2
Foreign                               197.3               34.0           17.4
                                     ------             ------         ------
Total                                $376.7             $301.8         $155.6
                                     ------             ------         ------
                                     ------             ------         ------

Components of the provision for income taxes on earnings before income taxes are as follows:

                                                Year Ended December 31,
                                      1994              1993            1992
                                     ------             ------         ------
                                                (Millions of dollars)
Current:
  Federal                            $139.1              $89.5          $47.3
  State and local                      78.3               10.4           17.9
  Foreign                              65.8                5.6            4.6
                                     ------             ------         ------
                                      283.2              105.5           69.8

Deferred                               (3.5)              24.3           15.0
                                     ------             ------         ------
                                     $279.7             $129.8          $84.8
                                     ------             ------         ------
                                     ------             ------         ------

                          VIACOM INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the U.S. Federal statutory tax rate to the Company's effective tax rate on earnings before income taxes is summarized as follows:

                                                Year Ended December 31,
                                      1994              1993            1992
                                     ------             ------         ------
Statutory U.S. tax rate               35.0%              35.0%          34.0%
State and local taxes, net
  of federal tax benefit               6.6                5.7            4.7
Effect of foreign operations            .2                 .5            1.9
Amortization of intangibles           25.9                7.1           18.2
Divestiture tax versus book            1.5               (3.2)            --
Property and equipment basis
  difference                            --                 --            7.2
Income tax reserve adjustment           --               (5.0)         (12.9)
Effect of changes in statutory rate     --                 .5             --
Other, net                             5.1                2.4            1.4
                                      ----               ----           ----
  Effective tax rate                  74.3%              43.0%          54.5%
                                      =====              =====          =====

The annual effective tax rate of 43% for 1993 and 54.5% for 1992 includes a reduction of certain prior year tax reserves in the amount of $22 million and $20 million, respectively. The reduction is based on management's view concerning the outcome of several tax issues based upon the progress of federal, state and local audits.

                          VIACOM INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of the deferred tax accounts in accordance with SFAS 109 for the year ended December 31, 1994 and 1993.

                                                            Year Ended December 31,
                                                            -------------------
                                                              1994       1993
                                                              ----       ----
                                                           (Millions of dollars)
Current deferred tax assets and (liabilities):
Recognition of revenue                                       $  22.5    $  17.8
Sales return and allowances                                     96.6         --
Publishing costs                                                72.2         --
Employee compensation and other payroll related expenses        24.1         --
Other differences between tax and financial statement values   (21.6)      (1.5)
                                                               -----       ----
     Gross current deferred net tax assets                     193.8       16.3
                                                               -----       ----

Noncurrent deferred tax assets and (liabilities):
Depreciation/amortization of fixed assets and intangibles       (9.8)    (102.1)
Reserves including restructuring and relocation charges        334.4       39.3
Program costs                                                  (67.9)     (18.4)
Acquired net operating loss and tax credit carryforwards       100.3         --
Amortization of discount on 8%  Merger Debentures               85.7         --
Recognition of revenue                                          89.9       (3.5)
Other differences between tax and financial statement values    72.8        (.5)
                                                               -----       ----

  Gross noncurrent deferred net tax assets                     605.4      (85.2)
                                                               -----       ----

Valuation allowance                                            (75.7)        --
                                                             -------    -------
Total net deferred tax assets (liabilities)                  $ 723.5    $ (68.9)
                                                             -------    -------
                                                             -------    -------

As of December 31, 1994 and December 31, 1993, the Company had total non-current deferred net tax assets (liabilities) of $605.4 million and ($85.2) million, and current deferred net tax assets of $193.8 million and $16.3 million, respectively. The 1994 net deferred tax assets include a valuation allowance of $75.7 million, principally relating to acquired net operating loss and tax credit carryforwards which are subject to statutory limitations.

As of December 31, 1994, the Company had net operating loss carryforwards of approximately $239 million, capital loss carryforwards of approximately $10 million and tax credit carryforwards of approximately $12 million, which were acquired by the Company as a result of its 1994 mergers with Paramount Communications and Blockbuster. The carryforwards are subject to statutory limitations which resulted from a change of ownership. The carryforward periods expire in years 1995 through 2009.

                          VIACOM INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company's share of the undistributed earnings of foreign subsidiaries not included in its consolidated Federal income tax return that could be subject to additional income taxes if remitted, was approximately $881 million at December 31, 1994. No provision has been made for additional U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to reinvest these earnings indefinitely, and it is not practicable to estimate the amount of any such additional taxes.

The following table identifies the deferred tax items which were part of the Company's tax provision under previously applicable accounting principles for the year ended December 31, 1992 (millions of dollars):

Deferred compensation                                       $22.7
Depreciation                                                  7.6
Syndication advance payments                                  4.1
Litigation accrual                                          (13.3)
Sale of cable system                                         (6.9)
Other, net                                                     .9
                                                            -----
                                                            $15.1
                                                            -----
                                                            -----

9) PENSION PLANS, OTHER POSTRETIREMENT BENEFITS AND
   POSTEMPLOYMENT BENEFITS

The Company and certain of its subsidiaries have non-contributory pension plans covering specific groups of employees. The Company continues to maintain the pension plans of the former Paramount Communications. The benefits for these plans are based primarily on an employee's years of service and pay near retirement. Participant employees are vested in the plans after five years of service. The Company's policy for all pension plans is to fund amounts in accordance with the Employee Retirement Income Security Act of 1974. Plan assets consist principally of common stocks, marketable bonds and United States government securities.

Net periodic pension cost consists of the following components:

                                                      Year Ended December 31,
                                                   ----------------------------
                                                   1994         1993       1992
                                                   ----         ----       ----
                                                        (Millions of dollars)
Service cost - benefits earned during
   the period                                   $   22.1       $  5.4    $  4.6
Interest cost on projected benefit
   obligation                                       33.4          4.1       3.3
Return on plan assets:
  Actual                                             2.9         (1.8)     (1.4)
  Deferred                                         (37.7)        (1.1)      (.8)
Net amortizations                                     .6           .5        .5
                                                --------       ------    ------
Net pension cost                                $   21.3       $  7.1    $  6.2
                                                --------       ------    ------
                                                --------       ------    ------
                                     II-37

                          VIACOM INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The funded status of the pension plans for the periods indicated is as follows:


                                                                                                 December 31,
                                                                       ---------------------------------------------------------
                                                                                        1994                          1993
                                                                       -------------------------------------    ----------------
                                                                         Accumulated           Assets Exceed      Accumulated
                                                                       Benefits Exceed          Accumulated      Benefits Exceed
                                                                           Assets                Benefits            Assets
                                                                           ------                --------            ------
                                                                                            (Millions of dollars)
Actuarial present value of benefit obligations:
Accumulated benefit obligation:
   Vested                                                              $    (414.8)          $       (4.1)         $     (34.4)
   Non-vested                                                                (28.5)                    --                 (3.2)
                                                                       ------------          -------------         ------------
  Total                                                                $    (443.3)          $       (4.1)         $     (37.6)
                                                                       ============          =============         ============
Projected benefit obligation                                           $    (519.7)          $       (5.9)         $     (58.8)
Plan assets at fair value                                                    442.2                    5.8                 32.6
                                                                       ------------          -------------         ------------
Projected Benefit Obligation in excess of
      Plan assets                                                            (77.5)                   (.1)               (26.2)
Unrecognized net (gain) losses                                               (13.4)                    .8                  8.1
Unrecognized prior service cost                                                3.8                     --                  3.7
Unrecognized transition obligation                                             1.8                     --                   --
Adjustment to recognize minimum liability                                      (.9)                    --                  (.5)
                                                                       ------------          -------------         ------------
(Pension liability) Prepaid pension cost
      at year end                                                      $     (86.2)          $         .7          $     (14.9)
                                                                       ============          =============         ============


The following assumptions were used in accounting for the pension plans:


                                                                           1994                    1993               1992
                                                                           ----                    ----               ----
Discount rate                                                              8.5%                    7.5%               8.25%
Return on plan assets                                                     9-10%                      9%                  9%
Rate of increase in future compensation                                    5-6%                      6%                  6%


In addition, during 1994, certain of the Company's employees participated in multiemployer pension plans, for which the Company had other pension expense of $10.9 million.

The Company sponsors a welfare plan which provides certain postretirement health care and life insurance benefits to substantially all of the Paramount Communications employees and their covered dependents who generally have worked 10 years and are eligible for early or normal retirement under the provisions of the Paramount Communications retirement plan. The welfare plan is contributory and contains cost-sharing features such as deductible and coinsurance which are adjusted annually. The plan is not funded. The Company continues to fund these benefits as claims are paid.
                                     II-38

                          VIACOM INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The components of the amount recognized as of December 31, 1994 are as follows (in millions):

Accumulated postretirement benefit obligation attributable to:
Current retirees                                                     $  88.9
Fully eligible active plan participants                                 17.8
Other active plan participants                                          35.1
Unrecognized net gain                                                   21.4
                                                                     -------
Accumulated postretirement  benefit obligation                       $ 163.2
                                                                     -------
                                                                     -------
The components of net periodic postretirement benefit cost for the year ended December 31, 1994 are as follows (in millions):

Service costs-benefits earned                                        $ 4.4
Interest cost on accumulated postretirement benefit obligation         9.5
                                                                     ------
Net periodic postretirement benefit cost                             $13.9
                                                                     ------
                                                                     ------

For purposes of valuing the accumulated postretirement benefit obligation, the discount rate was 8.5%, the assumed weighted average health care cost trend rates are 12% grading down to 5.5% over 8 years for retired both over and under age 65, and 10% grading down to 5.5% over 7 years for managed care under age 65. A one percentage point increase in each year of these health care cost trend rates would increase the accumulated postretirement benefit obligation at December 31, 1994 by $19.9 million, and increase the sum of the service and interest cost components of net period postretirement benefit cost by $2.6 million.

In addition the Company contributed to multiemployer plans which provide health and welfare benefits to active as well as retired employees. The Company had costs of $10.0 million related to these benefits during 1994.

In 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting For Postemployment Benefits" ("SFAS 112"). SFAS 112 did not have a significant effect on the Company's consolidated financial position or results of operations.

10) COMMITMENTS AND CONTINGENCIES

The Company has long-term noncancellable lease commitments for office space and equipment, transponders, studio facilities and vehicles.

                          VIACOM INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 1994, minimum rental payments under noncancellable leases are as follows:

                                               Operating                Capital
                                                 Leases                  Leases
                                                 ------                  ------
                                                     (Millions of dollars)

1995                                          $   487.1              $   28.9
1996                                              407.9                  23.7
1997                                              367.7                  21.4
1998                                              323.6                  23.1
1999                                              270.6                  20.6
2000 and thereafter                             1,373.9                  65.0
                                              ---------              --------
Total minimum lease payments                  $ 3,230.8                 182.7
Less amounts representing interest            =========                  55.2
                                                                     --------
Present value of net minimum payments                                  $127.5
                                                                     ========

The Company has also entered into capital leases for transponders with future minimum commitments commencing in future periods of approximately $207.9 million payable over the next eleven years Such commitments are contingent upon the successful operation of satellites. Future minimum capital lease payments have not been reduced by future minimum sublease rentals of $23.7 million. Rent expense amounted to $240.2 million (1994), $74.2 million (1993), and $67.9 million (1992).

The commitments of the Company for program license fees, which are not reflected in the balance sheet as of December 31, 1994 and are estimated to aggregate approximately $2.0 billion, principally reflect commitments under Showtime Networks Inc.'s ("SNI's") exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

There are various lawsuits and claims pending against the Company. Management believes that any ultimate liability resulting from those actions or claims will not have a material adverse effect on the Company's results of operations or financial position.

Certain subsidiaries and affiliates of the Company from time to time receive claims from Federal and state environmental regulatory agencies and other entities asserting that they are or may be liable for environmental cleanup costs and related damages, principally relating to discontinued operations conducted by its former mining and manufacturing businesses (acquired as part of the Mergers). The Company has recorded a liability at approximately the mid-point of its estimated range of environmental exposure. Such liability was not reduced by potential insurance recoveries and reflects management's estimate of cost sharing at multiparty sites. The estimated range of the potential liability was calculated based upon currently available facts, existing technology and presently enacted laws and regulations. On the basis of

                          VIACOM INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

its experience and the information currently available to it, the Company believes that the claims it has received will not have a material adverse effect on its results of operations or financial position.

11) FOREIGN OPERATIONS

The consolidated financial statements include the following amounts applicable to foreign subsidiaries:

                                                 Year Ended December 31,
                                                 -----------------------
                                              1994         1993        1992
                                              ----         ----        ----
                                                   (Millions of dollars)

Revenues                                   $  1,223.2     $122.2       $68.2
Earnings before income taxes               $    197.3     $ 34.0       $17.4
Net earnings                               $    170.9     $ 33.7       $16.4
Current assets                             $  1,021.3     $ 54.2       $47.8
Total assets                               $  2,397.6     $115.7       $73.9
Total liabilities                          $    784.9     $ 68.7       $57.4


Total export revenues were $137.4 million (1994), $25.2 million (1993) and $34.9 million (1992).

Foreign currency transaction gains and losses were immaterial in each period presented.
                                     II-41

                          VIACOM INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


12) BUSINESS SEGMENTS
                                                                              Year Ended December 31,
                                                                   -------------------------------------------------
                                                                   1994                  1993                   1992
                                                                   ----                  ----                   ----
                                                                               (Millions of dollars)
Revenues:
Networks and Broadcasting                                      $    1,855.1            $   1,403.0          $    1,227.7
Entertainment                                                       2,285.2                  209.1                 248.3
Video and Music/Theme Parks                                         1,070.4                     --                   --
Publishing                                                          1,786.4                     --                   --
Cable Television                                                      406.2                  416.0                 411.1
Intercompany elimination                                              (40.1)                 (23.2)                (22.4)
                                                               ------------            -----------          ------------
     Total revenues                                            $    7,363.2            $   2,004.9          $    1,864.7
                                                               ------------            -----------          ------------
                                                               ------------            -----------          ------------

Earnings (loss) from continuing operations:
Networks and Broadcasting                                      $      357.1            $     314.4          $      237.5
Entertainment                                                         (88.4)                  32.5                  59.7
Video and Music/Theme Parks                                           199.5                     --                    --
Publishing                                                            193.9                     --                    --
Cable Television                                                       78.8                  110.2                 122.0
Corporate                                                            (132.6)                 (72.1)                (71.3)
                                                               ------------            -----------          ------------
    Total earnings from operations                             $      608.3            $     385.0          $      347.9
                                                               ------------            -----------          ------------
                                                               ------------            -----------          ------------
Depreciation and amortization:
Networks and Broadcasting                                      $       96.2            $      68.2          $       66.3
Entertainment                                                          94.4                    9.5                   6.8
Video and Music/Theme Parks                                            90.4                     --                   --
Publishing                                                            103.0                     --                   --
Cable Television                                                       76.4                   71.5                  68.5
Corporate                                                               5.3                    3.9                   3.2
                                                               ------------            -----------          ------------
    Total depreciation and amortization                        $      465.7            $     153.1          $      144.8
                                                               ------------            -----------          ------------
                                                               ------------            -----------          ------------
Identifiable assets at year end:
Networks and Broadcasting                                      $    3,939.3            $   2,538.6          $    2,326.5
Entertainment                                                       7,402.0                  845.6                 829.6
Video and Music/Theme Parks                                        10,135.3                     --                   --
Publishing                                                          5,194.7                      --                  --
Cable Television                                                    1,030.1                  963.0                 972.1
Corporate                                                             572.3                2,069.7                 188.9
                                                               ------------            -----------          ------------
    Total identifiable assets at year end                      $   28,273.7            $   6,416.9          $    4,317.1
                                                               ------------            -----------          ------------
                                                               ------------            -----------          ------------
Capital expenditures:
Networks and Broadcasting                                      $       53.8            $      40.7          $       31.2
Entertainment                                                          19.6                    4.9                   7.1
Video and Music/Theme Parks                                           145.9                     --                   --
Publishing                                                             34.5                      --                  --
Cable Television                                                       99.8                   79.5                  54.6
Corporate                                                              11.3                    9.9                  17.3
                                                               ------------            -----------          ------------
    Total capital expenditures                                 $      364.9            $     135.0          $      110.2
                                                               ------------            -----------          ------------
                                                               ------------            -----------          ------------



                          VIACOM INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 13) QUARTERLY FINANCIAL DATA (unaudited):

 Summarized quarterly financial data for 1994 and 1993 appears below:


                                                             First         Second       Third         Fourth
                                                            Quarter       Quarter      Quarter       Quarter       Total Year
                                                            -------       -------      -------       -------       ----------
                                                                       (In millions, except per share amounts)
 1994
 Revenue (1) ..........................................  $   837.8      $ 1,612.6     $ 2,135.4    $ 2,777.4       $  7,363.2
 Earnings (loss) from continuing operations (1) .......  $  (306.7)     $   185.8     $   422.8    $   306.4       $    608.3
 Net earnings (loss) from continuing operations
 before extraordinary losses and cumulative
 effect of change in accounting principle (1) (2) .....  $  (435.5)     $   265.6     $   335.1    $   (34.7)      $    130.5
 Net earnings (loss) (1) (2) ..........................  $  (431.6)     $   244.1     $   327.3    $   (50.2)      $     89.6
 Net earnings (loss) attributable to common
 stock (1) (2) ........................................  $  (454.1)     $   221.6     $   312.3    $   (65.2)      $     14.6

Net earnings per common share:
Primary:
Net earnings (loss) from continuing operations
before extraordinary losses and cumulative
effect of change in accounting principle ..............  $   (3.62)     $     1.69    $    1.45    $     (.14)     $      .25
Net earnings (loss) ...................................  $   (3.59)     $     1.54    $    1.41    $     (.18)     $      .07
Weighted average number of common shares ..............      126.4           143.5        221.1         358.2           220.0
Fully diluted:
Net earnings (loss) from continuing operations
before extraordinary losses and cumulative
effect of change in accounting principle ..............  $  (3.62)      $    1.43     $    1.36    $     (.14)     $      .25
Net earnings (loss) ...................................  $  (3.59)      $    1.30     $    1.32    $     (.18)     $      .07
Weighted average number of common shares ..............     126.4           169.7         247.2         358.2           220.4

1993
Revenues ..............................................  $  470.7       $   495.8     $   508.1    $    530.3      $  2,004.9
Earnings from continuing operations ...................  $   90.2       $   106.6     $   110.1    $     78.1      $    385.0
Net earnings before extraordinary losses
    and cumulative effect of changes in
    accounting principle (3) ..........................  $   70.6       $    41.6     $    30.9     $    26.4       $   169.5
Net earnings ..........................................  $   81.0       $    41.6     $    22.0     $    26.4       $   171.0
Net earnings attributable to commmon stock ............  $   81.0       $    41.6     $    22.0     $    13.6       $   158.2
Net earnings per common share:
Net earnings (loss) before extraordinary losses
and cumulative effect of changes in
accounting principle ..................................  $    .59       $     .35     $     .25     $     .11       $    1.30
Net earnings ..........................................  $    .67       $     .35     $     .18     $     .11       $    1.31
Weighted average number of common shares .......            120.5           120.5         120.6         120.8           120.6

(1) The first quarter of 1994 reflects Paramount Communications' results of operations commencing March 1, 1994 and merger-related charges of $332.1 million. Results of operations of MSG have been restated to discontinued operations. The fourth quarter of 1994 reflects Blockbuster's results of operations commencing October 1, 1994. (See Notes 2 and 3.)
(2) The second quarter of 1994 reflects the pre-tax gain on the sale of the one-third partnership interest in Lifetime of $267.4 million. (See
    Note 14.)
(3) The first quarter of 1993 reflects a pre-tax gain of $55 million related to the sale of the stock of Viacom Cablevision of Wisconsin, Inc. (See
    Note 14.)

                          VIACOM INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

"Other items, net" reflects a gain of $35 million recorded in the third quarter of 1992; representing payments received in the third quarter relating to certain aspects of the settlement of the Time Warner antitrust lawsuit, net of the Company's 1992 legal expenses related to this lawsuit. "Other items, net" also reflects a reserve for litigation of $33 million during the second quarter of 1992 related to a summary judgment against the Company in a dispute with CBS Inc. arising under the 1970 agreement associated with the spin-off of Viacom International Inc. by CBS Inc. On July 30, 1993, the Company settled all disputes arising under such litigation.


15) SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                        Year Ended December 31,
                                                                             ----------------------------------------
                                                                             1994               1993             1992
                                                                             ----               ----             ----
                                                                                         (Millions of dollars)
Cash payments for interest net of amounts capitalized                     $ 293.6             $167.4            $194.9
Cash payments for income taxes                                              135.2               32.7              50.7

Supplemental schedule of non-cash financing and
    investing activities:
  Paramount Merger Consideration                                          3,175.0                 --                --
  Blockbuster Merger Consideration                                        7,622.8                 --                --
  Class B Common Stock issued as satisfaction for LTIP liability               --                 --               6.9
  Equipment acquired under capitalized leases                                47.6               44.4              26.2
  Cancellation of Preferred Stock and Viacom
      Class B Common Stock issued to Blockbuster                          1,850.0                 --                --


                        VIACOM INC. AND SUBSIDIARIES

16) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

  Viacom International is a wholly owned subsidiary of Viacom. Viacom's guarantees of the Viacom International debt securities are full and unconditional (See Note 5). Viacom has determined that separate financial statements and other disclosures concerning Viacom International are not material to investors. On January 3, 1995, Paramount Communications was merged into Viacom International and, therefore, the net assets of Paramount Communications (reflected in non-guarantor affiliates) which includes approximately $1.0 billion of issuances of long-term debt became obligations of Viacom International.

  The following condensed consolidating financial statements present the results of operations, financial position and cash flows of Viacom, Viacom International (carrying any investments in non-guarantor affiliates under the equity method), and non-guarantor affiliates of Viacom, and the eliminations necessary to arrive at the information for the Company on a consolidated basis. Financial statements of Viacom International for 1993 and 1992 as previously filed on Form 10-K are incorporated by reference herein.

                                                                           1994
                                              ---------------------------------------------------------------------
                                                                            Non-                           The
                                                          Viacom        Guarantor                        Company
                                              Viacom   International    Affiliates    Eliminations     Consolidated
                                              ------   -------------    ----------    ------------     ------------
                                                                        (In millions)
 Revenues .................................  $1,031.1    $ 988.6        $5,356.7       $ (13.2)         $7,363.2

 Expenses:
     Operating ............................     691.7      601.0         3,121.5         (13.2)          4,401.0
     Selling, general and
     administrative .......................      73.8      414.8         1,399.6            --           1,888.2
     Depreciation and amortization ........      59.8       47.6           358.3            --             465.7
                                             --------   --------        --------      --------          --------
            Total expenses ................     825.3    1,063.4         4,879.4         (13.2)          6,754.9
                                             --------   --------        --------      --------          --------
 Earnings (loss) from continuing
 operations ...............................     205.8      (74.8)          477.3            --             608.3

 Other income (expense):
 Interest expense, net ....................    (325.6)     (78.7)          (89.8)           --            (494.1)
 Other items, net .........................      (1.6)     267.1            (3.0)           --             262.5
                                             --------   --------        --------      --------          --------

 Earnings (loss) from continuing
 operations before income taxes ...........    (121.4)     113.6           384.5            --             376.7
 Provision (benefit) for income taxes .....     (14.8)      61.3           233.2            --             279.7
 Equity in earnings (loss) of
    affiliated companies, net of tax ......     207.6      167.0            24.4        (380.4)             18.6
 Minority interest ........................      (3.0)       (.2)           18.1            --              14.9
                                             --------   --------        --------      --------          --------
 Net earnings from continuing operations ..      98.0      219.1           193.8        (380.4)            130.5
 Loss from discontinued operations,
  net of tax ...............................        --         --          (20.5)           --             (20.5)
                                             --------   --------        --------      --------          --------
 Net earnings before extraordinary loss
 and cumulative effect of change
 in accounting principle ..................      98.0      219.1           173.3        (380.4)            110.0
 Extraordinary loss, net of tax ...........      (8.4)     (12.0)             --            --             (20.4)
                                             --------   --------        --------      --------          --------
 Net earnings .............................      89.6      207.1           173.3        (380.4)             89.6
 Cumulative convertible preferred
        stock dividend requirement ........      75.0         --              --            --              75.0
                                             --------   --------        --------      --------          --------

 Net earnings attributable to
 common stock .............................    $ 14.6    $ 207.1         $ 173.3      $ (380.4)         $   14.6
                                             --------   --------        --------      --------          --------
                                             --------   --------        --------      --------          --------

                                    II-45

                      VIACOM INC. AND SUBSIDIARIES

                                                                                  1994
                                                     ------------------------------------------------------------------------
                                                                                    Non-                             The
                                                                   Viacom        Guarantor                          Company
                                                     Viacom     International   Affiliates      Elimination      Consolidated
                                                     ------     -------------   ----------     ------------      ------------
                                                                              (In millions)
Assets
Current Assets:
       Cash and cash equivalents ................  $   135.6   $     63.4       $    398.7  $        --         $    597.7
       Receivables, less allowances .............      279.0        236.8          1,138.0        (15.0)           1,638.8
       Inventory ................................      515.7         10.8            304.4           --              830.9
       Theatrical and television inventory ......      178.4        133.5            675.0           --              986.9
       Other current assets .....................       59.8         49.6            394.1           --              503.5
       Net assets of discontinued
           operations ...........................         --           --            697.4           --              697.4
                                                    --------     --------         --------     --------           --------
           Total current assets .................    1,168.5        494.1          3,607.6        (15.0)           5,255.2
                                                    --------     --------         --------     --------           --------

Property and equipment ..........................      667.0        170.8          2,261.8           --            3,099.6
Less accumulated depreciation ...................      (17.2)       (46.7)          (452.6)          --             (516.5)
                                                    --------     --------         --------     --------           --------
Net property and equipment ......................      649.8        124.1          1,809.2           --            2,583.1
                                                    --------     --------         --------     --------           --------

Inventory .......................................      419.1        282.4          1,243.0           --            1,944.5
Intangibles, at amortized cost ..................    6,787.5        801.6          8,522.6           --           16,111.7
Investment in consolidated subsidiaries..........    3,577.0        176.2               --     (3,753.2)               --
Other assets ....................................      712.8        348.8          1,458.1       (140.5)           2,379.2
                                                    --------     --------         --------     --------           --------
                                                  $ 13,314.7     $2,227.2       $ 16,640.5   $ (3,908.7)        $ 28,273.7
                                                    --------     --------         --------     --------           --------
                                                    --------     --------         --------     --------           --------
Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable ........................... $    450.9    $    23.4       $    296.6   $       --         $    770.9
     Accrued interest ...........................      131.5         14.9             88.5           --              234.9
     Accrued compensation........................       42.0         83.4            215.2           --              340.6
     Deferred income, current ...................         --          9.8            241.1                           250.9
     Merger consideration payable ...............      261.7           --               --           --              261.7
     Other accrued expenses .....................      323.5        183.4            938.6          (8.7)          1,436.8
     Participants share, residuals and
     royalties payable ..........................       11.4        104.8            513.8           --              630.0
     Program rights, current ....................         --         20.3            180.5         (16.4)            184.4
     Current portion of long-term debt ..........        3.8          7.4              9.8           --               21.0
                                                    --------     --------         --------     ---------          --------
         Total current liabilities ..............    1,224.8        447.4          2,484.1         (25.1)          4,131.2
                                                    --------     --------         --------     ---------          --------

Long-term debt ..................................    8,583.0        560.1          1,496.7        (237.4)         10,402.4
Other liabilities ...............................   (8,299.6)      (192.0)         2,585.3       7,854.8           1,948.5

Shareholders' equity
     Preferred Stock ............................    1,200.0           --               --            --           1,200.0
     Common Stock ...............................        3.5           .1               --           (.1)              3.5
     Additional paid-in capital .................   10,576.0        787.6          9,973.1     (10,757.2)         10,579.5
     Retained earnings ..........................       31.7        627.6             95.0        (743.7)             10.6
     Cumulative translation adjustment ..........       (4.7)        (3.6)             6.3            --              (2.0)
                                                    --------     --------         --------     ---------          --------
                Total shareholders' equity ......   11,806.5      1,411.7         10,074.4     (11,501.0)         11,791.6
                                                    --------     --------         --------     ---------          --------
                                                  $ 13,314.7    $ 2,227.2       $ 16,640.5   $  (3,908.7)       $ 28,273.7
                                                    --------     --------         --------     ---------          --------
                                                    --------     --------         --------     ---------          --------

                        VIACOM INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                                  1994
                                                      --------------------------------------------------------------------
                                                                                   Non-                           The
                                                                 Viacom         Guarantor                       Company
                                                      Viacom  International    Affiliates    Elimination      Consolidated
                                                      ------  -------------    ----------    -----------      ------------
                                                                              (In millions)
Net cash flow from operating
activities ......................................  $  (25.5)    $ 22.4         $ 376.8       $ (34.5)         $ 339.2
                                                   --------     ------         -------       -------          -------
Investing Activities:
Capital expenditures ............................    (112.2)     (39.5)         (213.2)           --           (364.9)
Investments in and advances to
affiliated companies ............................        --      (26.5)          (24.8)           --           (51.3)
Distribution from affiliated companies ..........        --        4.5            33.2            --            37.7
Proceeds from disposition .......................        --      317.6              --                         317.6
Acquisitions, net of cash acquired ..............  (6,609.1)        --           354.5            --        (6,254.6)
Proceeds from sale of short-term
investments .....................................        --         --           156.2            --           156.2
Payments for purchase of short-term
investments .....................................        --         --          (102.2)           --          (102.2)
Deposits on transponders ........................        --       (1.1)             --            --            (1.1)
Other, net ......................................     (19.2)      (5.8)           (3.3)         (7.8)          (36.1)
                                                   --------     ------         -------       -------          -------
Net cash flow from investing
activities ...................................... (6,740.5)      249.2           200.4          (7.8)       (6,298.7)
                                                   --------     ------         -------       -------          -------
Financing Activities:
Short-term borrowings (repayments)
from banks, net .................................   5,175.9   (1,541.1)          (74.8)           --          3,560.0
Repayment to banks under credit facilities ......     (13.9)        --              --            --            (13.9)
Increase (decrease) in intercompany
payables ........................................  (1,202.1)   1,271.2          (111.4)         42.3               --
Proceeds from issuance of Class B
Common Stock ....................................   1,250.0        --              --             --          1,250.0
Payment of Preferred Stock
dividends .......................................     (72.7)       --              --             --            (72.7)
Payment of deferred financing costs .............     (86.8)      (.3)             --             --            (87.1)
Other, net ......................................      42.8       (.9)           (3.4)            --             38.5
                                                   --------     ------         -------       -------          -------
Net cash flow from financing
activities ......................................   5,093.2    (271.1)         (189.6)          42.3          4,674.8
                                                   --------     ------         -------       -------          -------
Net increase (decrease) in cash and
cash equivalents ................................  (1,672.8)       .5           387.6             --         (1,284.7)
Cash and cash equivalents at beginning
of year .........................................   1,808.4      62.9            11.1             --          1,882.4
                                                   --------     ------         -------       -------          -------
Cash and cash equivalents at end
of year .........................................  $  135.6    $ 63.4         $ 398.7        $    --          $ 597.7
                                                   --------     ------         -------       -------          -------
                                                   --------     ------         -------       -------          -------

Item 9. Disagreements on Accounting and Financial Disclosure - Not applicable.

                               VIACOM INC. AND SUBSIDIARIES

                       INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

  The following consolidated financial statements and schedule of the registrant and its subsidiaries are submitted herewith as part of this report:

                                                                                Reference
                                                                                 (Page/s)
  1. Report of Independent Accountants ...................................         II-14

  2. Management's Statement of Responsibility for Financial Reporting ....         II-15

  3. Consolidated Statements of Operations for the years ended
     December 31, 1994, 1993 and 1992 ....................................         II-16

  4. Consolidated Balance Sheets as of December 31, 1994 and 1993 ........   II-17-II-18

  5. Consolidated Statements of Cash Flows for the years ended
     December 31, 1994, 1993 and 1992 ....................................         II-19

  6. Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1994, 1993 and 1992 ........................         II-20

  7. Notes to Consolidated Financial Statements ..........................    II-21-II-47

  Report of Independent Accountants on Financial Statement Schedule ......          F-2

  Financial Statement Schedule:

     II. Valuation and qualifying accounts .............................            F-3


  All other Schedules are omitted since the required information is not present.

        REPORT OF INDEPENDENT ACCOUNTANTS

        To the Board of Directors and
        Shareholders of Viacom Inc.

        Our audits of the consolidated financial statements referred to in our report dated February 10, 1995,appearing on page II-14 of this annual report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

        PRICE WATERHOUSE LLP

        1177 Avenue of the Americas
        New York, New York 10036
        February 10, 1995

                           VIACOM INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                               (Millions of dollars)

        Col. A                          Col. B                 Col. C                 Col. D              Col.E
        ------                          ------                 ------                 ------              -----
                                        Balance at    Charged to   Charged to                          Balance at
                                        Beginning of   Costs and      Other                               End of
        Description                       Period       Expenses     Accounts        Deductions           Period
        -----------                       ------       --------     --------        ----------           ------
Allowance for doubtful accounts:

Year ended December 31, 1994 ...........   $33.9          $61.6     $46.1 (A)(B)      $65.8              $75.8

Year ended December 31, 1993 ...........   $25.8          $16.7     $ 3.5 (B)         $12.1              $33.9

Year ended December 31, 1992 ...........   $28.6          $ 9.4     $ (.2)(B)         $12.0              $25.8

Valuations allowance on deferred
   tax assets:

Year ended December 31, 1994 ...........     --           $75.7         --              --               $75.7

Reserves for inventory obsolescence:

Year ended December 31, 1994 ...........     --           $32.3     $119.9 (A)       $26.9              $125.3


Notes:
(A) Primarily represents adjustments made as part of the Mergers.
(B) Represents balance sheet reclassifications related to certain entertainment receivables.
(C) Includes amounts written off, net of recoveries.

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





                            III-1

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
Reports on Form 8-K.

          (a) and (d) Financial Statements and Schedules
(see Index on Page F-1)

          (b)       Reports on Form 8-K

          Current Report on Form 8-K of Viacom Inc. with a report date of October 18, 1994 relating to the commencement of a litigation concerning Blockbuster's acquisition of the plaintiffs' interests in a limited partnership.

          Current Report on Form 8-K of Viacom Inc. with a report date of December 15, 1994 relating to the institution of cross-guarantees by each of Viacom Inc., Viacom International Inc. and
          Paramount Communications Inc.

          (c)       Exhibits (see index on Page E-1)

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, Viacom Inc.
has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                            VIACOM INC.

                                 By  /s/ Frank J. Biondi, Jr.
                                         ------------------------------
                                         Frank J. Biondi, Jr., President,
                                         Chief Executive Officer

                                 By  /s/ George S. Smith, Jr.
                                         ------------------------------
                                         George S. Smith, Jr., Senior Vice
                                         President, Chief Financial Officer

                                 By  /s/ Kevin C. Lavan
                                         ------------------------------
                                         Kevin C. Lavan, Senior Vice President,
                                         Controller, Chief Accounting Officer

Date: March 31, 1995

          Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

          By                  *                               March 31, 1995
             -------------------------------------
                    George S. Abrams, Director

          By                  *                               March 31, 1995
             -------------------------------------
                    Steven R. Berrard, Director

          By  /s/ Frank J. Biondi, Jr   .                     March 31, 1995
             -------------------------------------
                    Frank J. Biondi, Jr., Director

          By  /s/ Philippe P. Dauman                          March 31, 1995
             -------------------------------------
                    Philippe P. Dauman, Director

          By                  *                               March 31, 1995
             -------------------------------------
                    William C. Ferguson, Director

          By                  *                               March 31, 1995
             -------------------------------------
                    H. Wayne Huizenga, Director

          By                  *                               March 31, 1995
             -------------------------------------
                    George D. Johnson, Jr., Director

          By                  *                               March 31, 1995
             -------------------------------------
                    Ken Miller, Director

          By                  *                               March 31, 1995
             -------------------------------------
                    Brent D. Redstone, Director

          By                  *                               March 31, 1995
             -------------------------------------
                    Sumner M. Redstone, Director

          By                  *                               March 31, 1995
             -------------------------------------
                    Shari Redstone, Director

          By                  *                               March 31, 1995
             -------------------------------------
                    Frederic V. Salerno, Director

          By                  *                               March 31, 1995
             -------------------------------------
                    William Schwartz, Director

        * By  /s/ Philippe P. Dauman                          March 31, 1995
             ---------------------------------------
                    Philippe P. Dauman
                    Attorney-in-Fact
                    for the Directors

                      VIACOM INC. AND SUBSIDIARIES
                           INDEX TO EXHIBITS
                               ITEM 14(C)

EXHIBIT NO.            DESCRIPTION OF DOCUMENT         PAGE NO.

(2)  Plan of Acquisition

 (a) Agreement and Plan of Merger dated as of January 7, 1994, as amended as of June 15, 1994, between
        Viacom Inc. and Blockbuster Entertainment Corporation
        (incorporated by reference to Exhibit 2 1 to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 33-
        55271).

 (b)    Amended and Restated Agreement and Plan of
        Merger dated as of February 4, 1994 between Viacom Inc. and Paramount Communications Inc., as further amended as of May 26, 1994, among Viacom, Viacom Sub Inc. and Paramount Communications Inc. (incorporated by reference to Exhibit 2.1, included as Annex I, to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 33-53977).

(3)  Articles of Incorporation and By-laws

 (a)    Restated Certificate of Incorporation of Viacom
        Inc. (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1992, as amended by Form 10-K/A Amendment No. 1 dated November 29, 1993 and as further amended by Form 10-K/A Amendment No. 2 dated December 9, 1993) (File No. 1-9553).

 (b)    Amendment to Restated Certificate of Incorporation of
        Viacom Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed by Viacom Inc.
        (File No. 33-55271).

 (c) Certificate of Merger merging Blockbuster Entertainment Corporation with and into Viacom Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed by Viacom Inc. ) (File No. 33-55785).

 (d)    Certificate of the Designations, Powers,
        Preferences and Relative, Participating or other Rights, and the Qualifications, Limitations or Restrictions thereof, of Series B Cumulative Convertible Preferred Stock ($0.01 par value) of Viacom Inc. (incorporated by reference to Exhibit
        4.1 to the Quarterly Report on Form 10-Q of Viacom Inc.
        for the quarter ended September 30, 1993) (File No. 1-
        9553)

 (e)    By-laws of Viacom Inc. (incorporated by
        reference to Exhibit 3.3 to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 33-13812).

(4)  Instruments defining the rights of security holders, including indentures:

 (a)    Specimen certificate representing the Viacom
        Inc. Voting Common Stock (currently Class A Common
        Stock) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by Viacom Inc. )
        (File No. 33-13812).

 (b)    Specimen certificate representing Viacom Inc.
        Class B Non-Voting Common Stock (incorporated by reference to Exhibit 4(a) to the Quarterly Report on Form
        10-Q of Viacom Inc. for the quarter ended June 30, 1990)
        (File No. 1-9553).

 (c)    Specimen certificate representing Viacom Inc.
        Series B Cumulative Convertible Preferred Stock of Viacom Inc. (incorporated by reference to Exhibit 4(d) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1993, as amended by Form 10-
        K/A Amendment No. 1 dated May 2, 1994) (File No. 1-
        9533).

 (d)    Form of Contingent Value Rights Agreement between
        Viacom Inc. and Harris Trust and Savings Bank, as Trustee
        (including the Form of Contingent Value Right)
        (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 filed by Viacom Inc. ) (File No. 33-53977).

 (e)    Form of Warrant Agreement between Viacom Inc.
        and Harris Trust and Savings Bank, as Warrant Agent with respect to the Warrants expiring July 1, 1997 of Viacom
        Inc. (including the Form of Warrant expiring July 1, 1997) (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 33-53977).

 (f)    Form of Warrant Agreement between Viacom Inc.
        and Harris Trust and Savings Bank, as Warrant Agent with respect to the Warrants expiring July 1, 1999 of Viacom
        Inc. (including the Form of Warrant expiring July 1, 1999) (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 33-53977).

 (g)    Form of Certificate representing the Variable Common
        Rights of Viacom Inc. (incorporated by reference to Exhibit
        4.3 to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 33-55271).

 (h) Credit Agreement dated as of July 1, 1994 among Viacom Inc.; the Bank parties thereto; The Bank of New York ("BNY"), Citibank N.A. ("Citibank"), Morgan Guaranty Trust Company of New York and Bank of America
        NT&SA, as Managing Agents; BNY, as Documentation
        Agent; Citibank, as Administrative Agent: JP Morgan Securities Inc., as Syndication Agent: and the Agents and Co-Agents named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. dated July 22, 1994) (File No. 1-9553).

 (i) Credit Agreement dated as of September 29, 1994, among Viacom Inc., the Banks parties thereto, the Bank of New York, as a Managing Agent and as the Documentation Agent, Citibank, N.A, as a Managing Agent and as the Administrative Agent, Morgan Guaranty Trust Company of
        New York, as a Managing Agent, JP Morgan Securities
        Inc., as the Syndication Agent, The Bank of America
        NT&SA, as a Managing Agent, and the Banks named as Agents therein (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Viacom Inc. dated September 29, 1994) (File No. 1-9553).

 (j) The instruments defining the rights of holders of the long-term debt securities of Viacom Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Viacom Inc. hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

(10) Material Contracts

 (a)    Viacom Inc. 1989 Long-Term Management
        Incentive Plan (as amended and restated through April 23,
        1990) (incorporated by reference to Exhibit A to Viacom
        Inc.'s Definitive Proxy Statement dated April 27. 1990).

 (b)    Viacom Inc. 1994 Long-Term Management
        Incentive Plan (incorporated by reference to Exhibit B to
        Viacorn Inc.'s Proxy Statement/Prospectus dated June 6,
        1994). *

 (c)    Viacom Inc. Senior Executive Short-Term Incentive
        Plan (incorporated by reference to Exhibit A to Viacom
        Inc.'s Proxy Statement/Prospectus dated June 6, 1994). *

 (d)    Viacom Inc. Long-Term Incentive Plan
        (incorporated by reference to Exhibit A to Viacom Inc.'s Definitive Proxy Statement dated April 29, 1988), and amendment thereto (incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of Viacom Inc.
        for the fiscal year ended December 21, 1991 ) (File No. 1 -
        9553), and as further amended by amendment dated
        December 17, 1992 (incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of Viacom Inc.
        for the fiscal year ended December 31, 1992, as amended by Form 10-K/A Amendment No. 1 dated November 29,
        1993 and as further amended by Form 10-K/A Amendment
        No. 2 dated December 9, 1993) (File No. 1-9553).*

 (e)    Viacom Inc. Long-Term Incentive Plan (Divisional)
        (incorporated by reference to Exhibit 10.2 to the Quarterly Reports on Form 10-Q of Viacom Inc. for the quarter ended
        June 30, 1993) (File No. 1-9553).*

 (f)    Viacom International Inc. Deferred
        Compensation Plan for Non-Employee Directors (as amended and restated through December 17, 1992)
        (incorporated by reference to Exhibit 10(e) to the Annual
        Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1992, as amended by Form 10-K/A
        Amendment No. 1 dated November 29, 1993 and as further amended by Form 10-K/A Amendment No. 2 dated
        December 9, 1993) (File No. 1-9553).*

 (g)    Viacom Inc. and Viacom International Inc.
        Retirement Income Plan for Non-Employee Directors
        (incorporated by reference to Exhibit 10(f) to the Annual

---------------

* Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c).

        Reports on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1989) (File No. 1-9553).*

 (h)    Viacom Inc. Stock Option Plan for Non-Employee
        Directors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 1993)(File No. 1-9553).

 (i)    Viacom Inc. 1994 Stock Option Plan for Non-Employee
        Directors (filed herewith). *

 (j)    Excess Benefits Investment Plan for Certain
        Key Employees of Viacom International Inc. (effective April 1, 1984 and amended as of January 1, 1990) (incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31,
        1990) (File No. 1-9553).*

 (k) Excess Pension Plan for Certain Key Employees of Viacom International Inc. (incorporated by reference to Exhibit 10(i) to the Annual Reports on Form 10-K of
        Viacom Inc. and Viacom International Inc. for the fiscal year ended December 31, 1990) (File Nos. 1-9553/1-
        9554).*

 (l)    Employment Agreement, dated as of August 1,
        1994, between Viacom Inc. and Frank J. Biondi, Jr. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended September 30, 1994) (File No. 1-9533). Agreement under the Viacom Inc. 1994 Long-Term Management Incentive
        Plan, dated as of August 18, 1994, between Viacom Inc.
        and Frank J. Biondi, Jr. (incorporated by reference to
        Exhibit 10.1 to the Quarterly Report on Form 10-Q of
        Viacom Inc. for the quarter ended September 30, 1994)
        (File No. 1-9533)*

 (m)    Agreement, dated as of August 1, 1990, between
        Viacom International Inc. and Mark M. Weinstein (incorporated by reference to Exhibit 10(p) to the Annual Reports on Form 10-K of Viacom Inc. and Viacom International Inc. for the fiscal year ended December 31,
        1990) (File Nos. 1-9553/1-9554), as amended by an
        Agreement dated as of February 1, 1993 (incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31,

----------------------

* Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c).

        1992, as amended by Form 10-K/A Amendment No. 1 dated November 29. 1993 and as further amended by Form
        10-K/A Amendment No. 2 dated December 9. 1993) (File
        No. 1-9553), and as further amended by an Agreement dated February 7, 1995 (filed herewith). *

 (n)    Agreement, dated as of April 1, 1994, between
        Viacom Inc. and Thomas E. Dooley (filed herewith)*.
        Letter Agreement, dated as of April 1, 1994, between
        Viacom Inc. and Thomas E. Dooley (filed herewith).*

 (o)    Agreement, dated as of July 1, 1994, between
        Viacom Inc. and Edward D. Horowitz (filed herewith).*
        Letter Agreement, dated as of July 1, 1994, between
        Viacom Inc. and Edward D. Horowitz (filed herewith). *

 (p)    Agreement, dated as of February 1, 1993. between
        Viacom International Inc. and Philippe P. Dauman (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1992, as amended by Form 10-K/A Amendment No. 1 dated December 29. 1993 and as further amended by Form 10-K/A Amendment No. 2 dated
        December 9, 1993) (File No. 1-9553), as amended by an Agreement, dated as of April 1, 1994, between Viacom
        Inc., Viacom International Inc. and Philippe P. Dauman (filed herewith). * Letter Agreement, dated as of April 1, 1994, between Viacom Inc. and Philippe P. Dauman (filed herewith). *

 (q)    Service Agreement, dated as of March 1. 1994.
        between George S. Abrams and Viacom Inc. (filed herewith). *

 (r) Blockbuster Entertainment Corporation ("BEC") stock option plans* assumed by Viacom Inc. after the Blockbuster Merger consisting of the following:

          (i) BEC's 1989 Stock Option Plan (incorporated by
        reference to BEC's Proxy Statement dated March 31,
        1989)

          (ii) Amendments to BEC's 1989 Stock Option Plan
        (incorporated by reference to BEC's Proxy Statement dated April 3, 1991 )

--------------------

* Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c).

           (iii) BECs 1990 Stock Option Plan (incorporated by
        reference to BEC's Proxy Statement dated March 29.
        1990)

           (iv) Amendments to BEC's 1990 Stock Option Plan
        (incorporated by reference to BEC's Proxy Statement dated April 15.1991 )

           (v) BEC's 1991 Employee Director Stock Option
        Plan (incorporated by reference to BEC's Proxy
        Statement dated April 15.1991 )

           (vi) BEC's 1991 Non-Employee Director Stock
        Option Plan (incorporated by reference to BEC's Proxy
        Statement dated April 15, 1991 )

           (vii) BEC's 1994 Stock Option Plan (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of BEC for the fiscal year ended December
        31, 1993)(File No. 0-12700)

 (s)    Asset Purchase Agreement dated as of January. 20,
        1995 among Tele-Vue Systems, Inc., Viacom International
        Inc., Intermedia Partners, IV. L.P. and RCS Pacific, L.P.
        (filed herewith).

 (11)    Statements re Computation of Net Earnings Per Share

 (21)    Subsidiaries of Viacom Inc.

 (23)    Consents of Experts and Counsel

  (a)    Consent of price Waterhouse

 (24)    Powers of Attorney

 (27)    Financial Data Schedule