Form 10-Q
period 1995-03-31
VIACOM INC
filed 1995-05-15
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1995
                                                  --------------

                        Commission file number 1-9553
                                               ------


                                  VIACOM INC.
- ---------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

   Delaware                                                                     04-2949533
- --------------------------------------------------------------------------------------------------
   (State or other jurisdiction of                                              (I.R.S. Employer
   incorporation or organization)                                               Identification)

1515 Broadway, New York, New York                                                     10036
- --------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                            (Zip code)

Registrant's telephone number, including area code                               (212) 258-6000
                                                  ------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----

Number of shares of Common Stock Outstanding at April 30, 1995:

   Class A Common Stock, par value $.01 per share -  74,705,702

   Class B Common Stock, par value $.01 per share - 285,117,311

                        PART I - FINANCIAL INFORMATION
                        ------------------------------
Item 1. Financial Statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
- -------------------------------------
(Unaudited; all amounts, except per share amounts, are in millions)

                                                                             Three months ended
                                                                                  March 31,
                                                                            --------------------
                                                                            1995            1994
                                                                            ----            ----

Revenues ............................................................     $ 2,695.6        $ 837.8

Expenses:
   Operating .......................................................        1,701.8          789.4
   Selling, general and administrative .............................          478.0          297.0
   Depreciation and amortization ...................................          180.7           58.2
                                                                          ---------     ----------
   Total expenses ..................................................        2,360.5        1,144.6
                                                                          ---------     ----------

Earnings (loss) from continuing operations .........................          335.1         (306.8)

Other income (expense):
Interest expense, net ..............................................         (196.8)         (47.3)
Other items, net ...................................................           27.5           (4.7)
                                                                          ---------     ----------
Earnings (loss) from continuing operations before income taxes .....          165.8         (358.8)

Provision for income taxes .........................................          (98.9)         (92.4)
Equity in earnings of affiliated companies, net of tax .............             .8            3.5
Minority interest ..................................................           (4.1)          12.3
                                                                          ---------     ----------
Net (loss) earnings from continuing operations .....................           63.6         (435.4)
Earnings from discontinued operations, net of tax (See Note 3)......            7.6            3.8
                                                                          ---------     ----------
Net (loss) earnings ................................................           71.2         (431.6)
Cumulative convertible preferred stock dividend requirement ........          (15.0)         (22.5)
                                                                          ---------     ----------
Net (loss) earnings attributable to common stock ...................      $    56.2      $  (454.1)
                                                                          =========     ==========
Weighted average number of common shares:
Primary ............................................................          384.9          126.4
Fully diluted ......................................................          385.3          126.4

Primary and fully diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations .....................      $     .13         $(3.62)
Net earnings (loss) ................................................      $     .15         $(3.59)

                     See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
- ---------------------------
(Unaudited; all amounts, except per share amounts, are in millions)

                                                                              March 31,         December 31,
                                                                                1995              1994
 Assets                                                                       ----------        ------------
 Current Assets:
      Cash and cash equivalents ........................................   $    581.7         $    597.7
      Receivables, less allowances of $91.9 (1995) and $75.8 (1994).....      1,586.7            1,638.8
      Inventory (See Note 4) ...........................................      1,896.1            1,817.8
      Other current assets .............................................        614.5              503.5
      Net assets of discontinued operations (See Note 3) ...............           --              697.4
                                                                           ----------         ----------
          Total current assets .........................................      4,679.0            5,255.2
                                                                           ----------         ----------

 Property and equipment, at cost .......................................      3,221.4            3,099.6
      Less accumulated depreciation ....................................        555.5              516.5
                                                                           ----------         ----------
         Net property and equipment ....................................      2,665.9            2,583.1
                                                                           ----------         ----------

 Inventory (See Note 4) ................................................      2,007.7            1,944.5
 Intangibles, at amortized cost ........................................     16,135.7           16,111.7
 Other assets ..........................................................      2,609.5            2,379.2
                                                                           ----------         ----------
                                                                           $ 28,097.8         $ 28,273.7
                                                                           ==========         ==========
  Liabilities and Shareholders' Equity
  Current Liabilities:
      Accounts payable .................................................   $    599.2         $    770.9
      Accrued interest .................................................        100.9              234.9
      Accrued compensation .............................................        246.3              340.6
      Participants' share, residuals and royalties payable .............        676.1              630.0
      Other current liabilities ........................................      2,407.1            2,154.8
                                                                           ----------         ----------
          Total current liabilities ....................................      4,029.6            4,131.2
                                                                           ----------         ----------

  Long-term debt .......................................................     10,036.6           10,402.4
  Other liabilities ....................................................      2,134.4            1,948.5
  Commitments and contingencies (See Note 5)

  Shareholders' Equity:
      Preferred Stock, par value $.01 per share; 200.0 shares
      authorized; 24.0 shares issued and outstanding ...................      1,200.0            1,200.0
      Class A Common Stock, par value $.01 per share;
      200.0 shares authorized; 74.7 (1995) and 74.6 (1994)
      shares issued and outstanding ....................................          0.7                0.7
      Class B Common Stock, par value $.01 per share;
      1,000.0 shares authorized; 285.0 (1995) and 284.1 (1994)
      shares issued and outstanding ....................................          2.8                2.8
      Additional paid-in capital ......................................      10,624.1           10,579.5
      Retained earnings ................................................         66.8               10.6
      Cumulative translation adjustment ................................          2.8               (2.0)
                                                                           ----------         ----------
                                                                             11,897.2           11,791.6
                                                                           ----------         ----------
                                                                           $ 28,097.8         $ 28,273.7
                                                                           ==========         ==========

                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------
(Unaudited; all amounts are in millions)

                                                                                                Three months ended
                                                                                                     March 31,
                                                                                               -------------------------
                                                                                                 1995               1994
                                                                                                 ----               ----
Net cash from operating activities:
 Net earnings (loss) ...................................................................    $   71.2           $  (431.6)
 Adjustments to reconcile net earnings to net cash flow from operating activities:
  Merger-related charges ...............................................................         --                332.1
  Depreciation and amortization ........................................................       180.7                58.2
  Gain on the sale of an investment held at cost .......................................       (26.9)                --
  Decrease in receivables ..............................................................        52.1                69.5
  Decrease (increase) in inventory and related liabilities, net ........................        93.6               (62.1)
  Decrease in accounts payable and accrued expenses ....................................      (531.5)              (98.7)
  Increase (decrease) in income taxes payable and
  deferred income taxes, net ...........................................................      (140.4)               73.9
  Increase in pre-publication costs, net ...............................................       (26.6)              (10.2)
  Increase in prepaid expenses and other current assets ................................      (107.3)              (42.6)
  Other, net ...........................................................................       (15.7)              (10.7)
                                                                                           ---------           ---------
Net cash flow from operating activities ................................................      (450.8)             (122.2)

Investing Activities:
  Capital expenditures .................................................................      (163.4)              (48.4)
  Investments in and advances to affiliated companies ...................................      (20.5)              (15.5)
  Distributions from affiliated companies ...............................................       27.4                 5.0
  Proceeds from dispositions ............................................................    1,127.1                 --
  Acquisitions, net of cash acquired ....................................................     (197.2)           (6,291.0)
  Proceeds from sale of short-term investments ..........................................      140.6                51.2
  Payments for purchase of short-term investments .......................................     (144.3)               (4.1)
  Other, net ............................................................................        (.5)                4.3
                                                                                           ---------           ---------
Net cash flow from investing activities .................................................      769.2            (6,298.5)

Financing Activities:
  Short-term borrowings (repayments) from banks, net ..................................       (361.3)            3,773.7
  Proceeds from issuance of Class B Common Stock .....................................          --               1,250.0
  Payment of Preferred Stock dividends .................................................       (15.0)              (12.8)
  Proceeds from exercise of stock options ..............................................        44.6                  .1
  Deferred financing fees ..............................................................        --                  (9.4)
  Other, net ...........................................................................        (2.7)              (17.1)
                                                                                           ---------           ---------
Net cash flow from financing activities ................................................      (334.4)            4,984.5
                                                                                           ---------           ---------
  Net decrease in cash and cash equivalents ............................................       (16.0)           (1,436.2)
  Cash and cash equivalents at beginning of the period .................................       597.7             1,882.4
                                                                                           ---------           ---------
Cash and cash equivalents at end of period .............................................    $  581.7          $    446.2
                                                                                           =========           =========


Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized ..............................       $  332.3          $     50.2
Cash payments for income taxes ........................................................         17.4                17.3

                       See notes to consolidated financial statements.

                      VIACOM INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

Viacom Inc. (the "Company") is a diversified entertainment and publishing company with operations in five segments: (i) Networks and Broadcasting, (ii) Entertainment, (iii) Video and Music/Theme Parks, (iv) Publishing and (v) Cable Television. Paramount Communications Inc. ("Paramount") and Blockbuster Entertainment Corporation ("Blockbuster") results of operations are included in the Company's consolidated results of operations commencing March 1, 1994 and October 1, 1994, respectively. (See Note 2.)

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company's most recent annual report on Form 10-K.

The financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position and results of operations of the Company. Certain previously reported amounts have been reclassified to conform with the current presentation.

Net earnings (loss) per common share -- Primary net earnings (loss) per common share is calculated based on the weighted average number of common shares outstanding during each period and the effects of common shares potentially issuable in connection with variable common rights, contingent value rights, stock options and warrants. For each of the periods presented, the effect of the assumed conversion of Preferred Stock is antidilutive and, therefore, the effect is not reflected in fully diluted net earnings per common share.

2) PARAMOUNT MERGER, BLOCKBUSTER MERGER AND RELATED TRANSACTIONS

On March 11, 1994, the Company acquired a majority of the Paramount common stock outstanding at a price of $107 per share in cash. On July 7, 1994, Paramount became a wholly-owned subsidiary of the Company (the "Paramount Merger") at the effective time of the merger between Paramount and a subsidiary of the Company. On January 3, 1995, Paramount was merged into Viacom International Inc. ("Viacom International"), a wholly-owned subsidiary of the Company.

Results of operations for the three months ended March 31, 1994 include certain merger-related charges to the Company's pre-merger businesses reflecting the integration with similar Paramount units, and related management and strategic changes principally related to the merger with Paramount. The merger-related charges of $90.7 million for Networks and Broadcasting, and $224.0 million for Entertainment principally relate to adjustments of programming assets based upon new management strategies and additional programming sources resulting from the merger with Paramount, and also include a charge of $17.4 million to reflect the combination of Viacom International and Paramount staffs.

On September 29, 1994, Blockbuster was merged with and into the Company (the "Blockbuster Merger").

                   VIACOM INC. AND SUBSIDIARIES

The unaudited condensed pro forma results of operations data for the three months ended March 31, 1994 presented below assumes that the (i) Paramount Merger, (ii) Blockbuster Merger, (iii) Paramount acquisition of the U.S. publishing assets of Macmillan Inc. (i, ii, and iii being referred to as the "Mergers"), (iv) non-recurring merger-related charges, (v) sale of the one-third partnership interest in Lifetime and (vi) sale of Madison Square Garden Corporation (see Note 3) occurred on January 1, 1994. The unaudited condensed pro forma results of operations data was prepared based upon the historical consolidated results of operations of the Company for the three months ended March 31, 1994, Paramount and Macmillan for the two months ended February 28, 1994, and Blockbuster for the three months ended March 31, 1994, adjusted to exclude the non-recurring merger-related charges of $332.1 million. Financial information for Paramount and Blockbuster subsequent to the dates of acquisition are included in the Company's historical information. The following unaudited pro forma information is not necessarily indicative of the combined results of operations of the Company, Paramount and Blockbuster that would have occurred if the completion of the transactions had occurred on the date previously indicated nor are they necessarily indicative of future operating results of the combined company (millions of dollars, except per share amounts):

Revenues .............................................................................      $ 2,154.3
Loss from continuing operations .....................................................           (16.8)
Net loss from continuing operations before preferred stock dividends .................         (306.2)
Net loss attributable to common stock ................................................         (321.2)
Loss per common share ................................................................      $     (.90)

3) DISPOSITIONS

The Company has announced that it is considering options with respect to the disposition of its cable television systems and that it intends to proceed exploring such options for the disposition.

On March 10, 1995, the Company sold Madison Square Garden Corporation, which included the Madison Square Garden Arena, The Paramount theater, the New York Knickerbockers, the New York Rangers and the Madison Square Garden Network (collectively "MSG") to a joint venture of ITT Corporation and Cablevision Systems Corporation for closing proceeds of $1.009 billion, representing the sale price of approximately $1.075 billion, less approximately $66 million in working capital adjustments. The sale of MSG resulted in no after-tax book gain. Proceeds from the sale of MSG and other dispositions were used to repay notes payable to banks, of which approximately $600 million represents a permanent reduction in the Company's bank commitments. The Company had acquired MSG as a part of Paramount.

MSG has been accounted for as a discontinued operation and, accordingly, its operating results and net assets have been separately disclosed in the consolidated financial statements. Summarized results of operations for the three months ended March 31, 1995 and 1994 and financial position data as of

                    VIACOM INC. AND SUBSIDIARIES

December 31, 1994 for MSG are as follows (in millions, except per share amounts):

                                                             Three months ended March 31,
                                                             ------------------------------
  Results of operations:                                       1995                       1994
                                                              ------                     ------
  Revenues .......................................           $ 91.5                      $ 40.7
  Earnings from operations before income taxes ...           $ 12.7                      $  6.6
  Provision for income taxes .....................           $  5.1                      $  2.8
  Net earnings ...................................           $  7.6                      $  3.8
  Net earnings per common share ..................           $  .02                      $  .03


  Financial position:                                    December 31, 1994
                                                         -------------------

  Current assets ................................            $107.8
  Net property, plant and equipment .............             312.9
  Other assets ..................................             409.4
  Total liabilities .............................            (132.7)
                                                             ------
  Net assets of discontinued operations .........            $697.4
                                                             ======

 4) INVENTORIES

Inventories consist of the following:

                                                               March 31, 1995    December 31, 1994
                                                               --------------    -----------------
                                                                          (In millions)
Prerecorded music and video cassettes ............            $   489.5             $   509.2
Video cassette rental inventory ..................                334.2                 297.6
Publishing:
     Finished goods ..............................                257.1                 218.9
     Work in process .............................                 33.2                  35.8
     Material and supplies .......................                 36.9                  27.1
Other ............................................                 92.0                  73.8
                                                              ---------             ---------
                                                                1,242.9               1,162.4
     Less current portion ........................                884.9                 830.9
                                                              ---------             ---------
                                                              $   358.0               $ 331.5
                                                              ---------             ---------
Theatrical and television inventory:
     Theatrical and television productions:
         Released ................................            $ 1,541.6             $ 1,488.0
         Completed, not released .................                 20.1                  12.8
         In process and other ....................                258.3                 260.8
     Program rights ..............................                840.9                 838.3
                                                              ---------             ---------
                                                                2,660.9               2,599.9
     Less current portion ........................              1,011.2                 986.9
                                                              ---------             ---------
                                                              $ 1,649.7             $ 1,613.0
                                                              ---------             ---------

Total non-current inventory ......................            $ 2,007.7             $ 1,944.5
                                                              =========             =========

                        VIACOM INC. AND SUBSIDIARIES

5) COMMITMENTS AND CONTINGENCIES

The commitments of the Company for program license fees which are not reflected in the balance sheet as of March 31, 1995, estimated to aggregate approximately $2.0 billion, principally reflect commitments under Showtime Networks Inc.'s ("SNI's") exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

6) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The annual effective tax rates of 60% for 1995 and 74% for 1994 continue to be affected by amortization of acquisition costs in excess of amounts which are deductible for tax purposes.

7) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Viacom International is a wholly-owned subsidiary of the Company. The Company has fully and unconditionally guaranteed Viacom International debt securities. The Company has determined that separate financial statements and other disclosures concerning Viacom International are not material to investors. On January 3, 1995, Paramount Communications was merged into Viacom International and, therefore, Viacom International holds the assets of Paramount Communications subject to its liabilities including approximately $1.0 billion of issuances of long-term debt.

                   VIACOM INC. AND SUBSIDIARIES

The following condensed consolidating financial statements as of and for the three months ended March 31, 1995 present the results of operations, financial position and cash flows of Viacom (carrying investments in Viacom International under the equity method), Viacom International (carrying investments in non-guarantor affiliates under the equity method), and non-guarantor affiliates of Viacom, and the eliminations necessary to arrive at the information for the Company on a consolidated basis. The statement of operations and statement of cash flows of Viacom International for the three months ended March 31, 1994 and the condensed consolidating balance sheet of the Company as of December 31, 1994 as previously filed on Form 10-Q and Form 10-K, respectively, are incorporated by reference herein.

                                                          Three Months Ended March 31, 1995
                                               ------------------------------------------------------------------------------------
                                                                                  Non-                                     The
                                                                  Viacom        Guarantor                                Company
                                                 Viacom        International    Affiliates          Eliminations       Consolidated
                                                 ------        -------------    ----------          ------------       ------------
                                                                                (In millions)

Revenues ...................................   $ 888.5          $ 196.3            $1,612.3           $    (1.5)       $2,695.6

Expenses:
  Operating ................................     583.4             63.9             1,056.0                (1.5)        1,701.8
  Selling, general and administrative ......      60.9             95.3               321.8                  --           478.0
  Depreciation and amortization ............      66.3              9.8               104.6                  --           180.7
                                               -------          -------            --------           ---------        --------

          Total expenses ...................     710.6            169.0             1,482.4                (1.5)        2,360.5
                                               -------          -------            --------           ---------        --------

Earnings from continuing operations ........     177.9             27.3               129.9                  --           335.1

Other income (expense):
  Interest expense, net ....................    (167.9)           (22.8)              (6.1)                  --          (196.8)
  Other items, net .........................        .3             27.5               (0.3)                  --            27.5
                                               -------          -------            --------           ---------        --------

Earnings from continuing operations
  before income taxes ......................      10.3             32.0              123.5                   --           165.8
  Provision for income taxes ...............      (9.8)           (25.2)             (63.9)                  --           (98.9)
  Equity in earnings  of
   affiliated companies, net of tax ........      74.8             68.0                2.0               (144.0)             .8
  Minority interest ........................      (4.1)              --                 --                   --            (4.1)
                                               -------          -------            --------           ---------        --------

Net earnings from continuing operations ....      71.2             74.8               61.6               (144.0)           63.6
  Earnings from discontinued
   operations, net of tax ..................        --               --                7.6                   --             7.6
                                               -------          -------            --------           ---------        --------

Net earnings ...............................      71.2             74.8               69.2               (144.0)           71.2
  Cumulative convertible preferred
   stock dividend requirement ..............      15.0               --                 --                   --            15.0
                                               -------          -------            --------           ---------        --------

Net earnings attributable to common stock ..   $  56.2          $  74.8            $  69.2            $  (144.0)       $   56.2
                                               =======          =======            ========           =========        ========

                       VIACOM INC. AND SUBSIDIARIES

                                                                               March 31, 1995
                                                 -------------------------------------------------------------------------------
                                                                                  Non-                                     The
                                                                  Viacom        Guarantor                                Company
                                                 Viacom        International    Affiliates          Elimination     Consolidated
                                                 ------        -------------    ----------          -----------     ------------
                                                                                (In millions)
 Assets
 Current Assets:
       Cash and cash equivalents ..........   $    124.0       $    399.4        $     58.3      $     --            $    581.7
       Receivables, less allowances .......        229.4            178.4           1,198.1            (19.2)           1,586.7
       Inventory ..........................        664.0             91.3           1,140.8            --               1,896.1
       Other current assets ...............         87.2             85.8             211.3            230.2              614.5
                                              ----------       ----------        ----------      -----------         ----------
          Total current assets ............      1,104.6            754.9           2,608.5            211.0            4,679.0
                                              ----------       ----------        ----------      -----------         ----------

 Property and equipment ...................        744.2            165.8           2,311.4             --              3,221.4
   Less accumulated depreciation...........         45.6             26.8             483.1             --                555.5
                                              ----------       ----------        ----------      -----------         ----------
 Net property and equipment ...............        698.6            139.0           1,828.3             --              2,665.9
                                              ----------       ----------        ----------      -----------         ----------

Inventory .................................        460.5            156.5           1,390.7             --              2,007.7
Intangibles, at amortized cost ............      6,847.6            584.2           8,703.9             --             16,135.7
Investments in consolidated subsidiaries...      3,746.8         10,953.3              90.2        (14,790.3)                --
Other assets ..............................      1,088.5            371.7           1,762.6           (613.3)           2,609.5
                                              ----------       ----------        ----------      -----------         ----------
                                              $ 13,946.6       $ 12,959.6        $ 16,384.2      $ (15,192.6)        $ 28,097.8
                                              ==========       ==========        ==========      ===========         ==========

Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable .....................   $    251.7           $ 15.8           $ 336.1      $      (4.4)        $    599.2
     Accrued interest .....................         77.6             23.3               --              --                100.9
     Accrued compensation .................         23.5             71.6             157.9             (6.7)             246.3
     Participants' share, residuals and
       royalties payable ..................         73.1            --                603.0               --              676.1
     Other current liabilities ............        542.4          1,430.1           1,075.4           (640.8)           2,407.1
                                              ----------       ----------        ----------      -----------         ----------
     Total current liabilities ............        968.3          1,540.8           2,172.4           (651.9)           4,029.6
                                              ----------       ----------        ----------      -----------         ----------

Long-term debt ............................      8,187.0          1,537.0             493.0           (180.4)          10,036.6
Otherliabilities ..........................     (7,847.0)          (913.7)         11,692.4           (797.3)           2,134.4

Shareholders' equity:
     Preferred Stock ......................      1,200.0                --              --               --             1,200.0
     Common Stock .........................          3.5            335.1             722.9         (1,058.0)               3.5
     Additional paid-in capital ...........     10,624.1          9,664.5           1,158.7        (10,823.2)          10,624.1
     Retained earnings ....................        810.5            797.4             164.2         (1,705.3)              66.8
     Cumulative translation adjustment ....           .2             (1.5)            (19.4)            23.5                2.8
                                              ----------       ----------        ----------      -----------         ----------

              Total shareholders' equity ..     12,638.3         10,795.5           2,026.4        (13,563.0)          11,897.2
                                              ----------       ----------        ----------      -----------         ----------
                                              $ 13,946.6       $ 12,959.6        $ 16,384.2      $ (15,192.6)        $ 28,097.8
                                              ==========       ==========        ==========      ===========         ==========


                       VIACOM INC. AND SUBSIDIARIES

                                                                               Three Months Ended March 31, 1995
                                                   -----------------------------------------------------------------------------
                                                                                        Non-                         The
                                                                    Viacom            Guarantor                      Company
                                                    Viacom         International     Affiliates       Elimination   Consolidated
                                                   --------        -------------     ----------       -----------   ------------
                                                                                      (In millions)

Net cash flow from operating activities .......   $(519.9)         $  252.9            $  138.4          $(322.2)    $ (450.8)
                                                  --------         --------            --------          --------    ---------
Investing Activities:
Capital expenditures ..........................     (79.3)            (21.5)              (62.6)              --       (163.4)
Investments in and advances to
  affiliated companies ........................       --              (10.3)              (10.2)              --        (20.5)
Distributions from affiliated companies .......       --                 --                27.4               --         27.4
Proceeds from dispositions ....................       --            1,036.1                91.0               --      1,127.1
Acquisitions, net of cash acquired ............     (51.7)               --              (145.5)              --       (197.2)
Proceeds from sale of short-term investments ..       --              140.6                  --               --        140.6
Payments for purchase of short-term
  investments .......................                 --             (144.3)                 --               --       (144.3)
Other, net ....................................       --                (.4)                (.1)              --          (.5)
                                                  --------         --------            --------          --------    ---------
Net cash flow from investing activities .......    (131.0)          1,000.2              (100.0)              --        769.2
                                                  --------         --------            --------          --------    ---------

Financing Activities:
Short-term borrowings (repayments)
  from banks, net .............................    (362.3)              1.0                   --              --       (361.3)
Increase (decrease) in intercompany
  payables ....................................     972.0            (918.1)             (376.1)            322.2         --
Payment of Preferred Stock dividends ..........     (15.0)               --                   --              --        (15.0)
Proceeds from exercise of stock options .......      44.6                --                   --              --         44.6
Other, net ....................................        --                --                (2.7)              --         (2.7)
                                                  --------         --------            --------          --------    ---------
Net cash flow from financing activities .......     639.3            (917.1)             (378.8)            322.2      (334.4)
                                                  --------         --------            --------          --------    ---------
Net increase (decrease) in cash and
  cash equivalents ............................     (11.6)            336.0              (340.4)                        (16.0)
Cash and cash equivalents at beginning
  of period....................................     135.6              63.4               398.7               --        597.7
                                                  --------         --------            --------          --------    ---------
Cash and cash equivalents at end of period ....   $ 124.0          $  399.4            $   58.3          $    --     $  581.7
                                                  ========         ========            ========          ========    =========


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Management's discussion and analysis of the combined results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes.

During 1994, the Company made two significant acquisitions. Where appropriate the Company has merged, or is in the process of merging, the operations of previously existing and acquired businesses. Comparisons of results of operations have been significantly affected by such acquisitions and merging of operations. On March 11, 1994, the Company acquired a majority of the Paramount common stock outstanding, at a price of $107 per share in cash. On July 7, 1994, Paramount became a wholly-owned subsidiary of the Company at the effective time of the merger between Paramount and a subsidiary of the Company. On September 29, 1994, Blockbuster was merged with and into the Company. On January 3, 1995, Paramount was merged into Viacom International, a wholly-owned subsidiary of the Company. Paramount's and Blockbuster's results of operations are included in the consolidated results of operations commencing March 1, 1994 and October 1, 1994, respectively.

The following tables set forth revenues; earnings from continuing operations before interest, taxes, depreciation and amortization ("EBITDA"); and earnings
(loss) from continuing operations, by business segment, with the first quarter of 1994 presented on a pro forma basis and on a historical basis. The pro forma information is provided in addition to historical information solely to assist in the comparison of results of operations for first quarter 1995 to first quarter 1994 and is not necessarily indicative of the combined results of operations of Viacom, Paramount and Blockbuster that would have occurred if the completion of the Mergers and related transactions had occurred on January 1, 1994. The prior period historical segment presentation has been reclassified to conform to the current presentation.

                                                                                        Percent
                                                   Three months ended March 31,         Change          Three months
                                                   ----------------------------         -------             ended
                                                        1995           1994                            March 31, 1994
                                                        ----           ----                            --------------
                                                                      Pro forma                        Historical
                                                                          (Dollars in millions)
Revenues:
Networks and Broadcasting .....................       $  457.2      $  409.6           12%             $ 378.7
Entertainment .................................        1,071.6         661.8           62                229.3
Video and Music/Theme Parks ...................          694.9         623.6           11                  7.4
Publishing ....................................          375.0         371.2            1                130.1
Cable Television ..............................          106.0         100.7            5                100.7
Intercompany ..................................           (9.1)        (12.6)          27                 (8.4)
                                                      --------      --------                           -------
          Total ...............................       $2,695.6      $2,154.3           25              $ 837.8
                                                      ========      ========                           =======


EBITDA:
Networks and Broadcasting .....................       $  125.6      $  104.0           21%               $ 8.3
Entertainment .................................          189.8         (23.8)          NM               (247.7)
Video and Music/Theme Parks ...................          205.2         129.3           59                  (.9)
Publishing ....................................          (10.3)        (49.1)          79                 (7.1)
Cable Television ..............................           42.3          40.2            5                 40.2
Corporate .....................................          (36.8)        (34.0)          (8)               (41.3)
                                                      --------      --------                           -------
          Total ...............................       $  515.8      $  166.6          210              $(248.5)
                                                      ========      ========                           =======


Earnings (loss) from continuing operations:
Networks and Broadcasting .....................       $  100.5      $   79.7           26%             $ (11.1)
Entertainment .................................          155.1         (58.6)          NM               (257.5)
Video and Music/Theme Parks ...................          141.8          57.0          149                 (2.4)
Publishing ....................................          (46.4)        (80.6)          42                (14.6)
Cable Television ..............................           22.3          21.2            5                 21.2
Corporate .....................................          (38.2)        (35.5)          (8)               (42.4)
                                                      --------      --------                           -------
          Total ...............................       $  335.1      $  (16.8)          NM              $(306.8)
                                                      ========      ========                           =======


                      Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Also included is a comparison of actual EBITDA for first quarter 1995 to pro forma EBITDA for first quarter 1994, which does not reflect the effect of significant amounts of amortization of goodwill related to the Mergers, and other business combinations accounted for under the purchase method of accounting. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, earnings from continuing operations, net income, cash flow and other measures of financial performance.

Results of Operations
- ---------------------

Revenues increased to $2.7 billion for first quarter 1995 from $837.8 million for first quarter 1994. EBITDA increased to $515.8 million for first quarter 1995 from a loss of $248.5 million for first quarter 1994. Earnings from continuing operations increased to $335.1 million for first quarter 1995 from a loss from continuing operations of $306.8 million for the first quarter of 1994.

The comparability of results of operations for 1995 and 1994 has been affected by the Mergers and the non-recurring merger-related charges. The following discussion of segment results of operations includes the 1994 first quarter results of operations presented on a pro forma basis, as if the Mergers occurred on January 1, 1994 and adjusted to exclude non-recurring merger-related charges.

Revenues increased 25% to $2.7 billion for first quarter 1995 from pro forma revenues of $2.2 billion for first quarter 1994. EBITDA increased 210% to $515.8 million for first quarter 1995 from pro forma EBITDA of $166.6 million for first quarter 1994. Earnings from continuing operations increased to $335.1 million for first quarter 1995 from a pro forma loss from continuing operations of $16.8 million for the first quarter of 1994.

Segment Results of Operations (First Quarter 1995 versus Pro Forma First
- ------------------------------------------------------------------------
Quarter 1994)
- -------------

Networks and Broadcasting (Basic Cable and Premium Television Networks, Television and Radio Stations)

The Networks and Broadcasting segment is comprised of MTV Networks
("MTVN"), Showtime Networks Inc. ("SNI"), television stations and radio stations. Revenues increased 12% to $457.2 million for first quarter 1995 from $409.6 million for first quarter 1994. EBITDA increased 21% to $125.6 million for first quarter 1995 from $104.0 million for first quarter 1994. Earnings from operations increased 26% to $100.5 million for first quarter 1995 from $79.7 million for first quarter 1994. The gains in results of operations stemmed from increased MTVN advertising revenues and modest increases in operating results of the television stations and radio stations. MTVN revenues of $206.7 million, EBITDA of $78.0 million and earnings from operations of $66.9 million increased 19%, 22% and 21%, respectively. The increase in MTVN's revenues was principally attributable to higher advertising revenues due to rate increases. MTVN's EBITDA and earnings from operations gains were driven by the increased advertising revenues partially offset by higher operating costs, as well as aggregate losses of $5.5 million and $2.6 million for 1995 and 1994, respectively, associated with the development of MTV Latino, VH-1 UK, Nickelodeon Magazine and The Goods.

                      Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Entertainment (Motion pictures and television programming, movie theaters, and new media and interactive services)

The Entertainment segment is comprised of Paramount Pictures, Spelling Entertainment Group Inc. ("Spelling"), and the former Viacom Entertainment. Revenues increased 62% to $1.07 billion in first quarter 1995 from $661.8 million in first quarter 1994. EBITDA increased to $189.8 million in first quarter 1995 from a loss of $23.8 million in first quarter 1994. Earnings from operations increased to $155.1 million in first quarter 1995 from a loss of $58.6 million in first quarter 1994. The higher results of operations are attributable to the strong box office performances of Paramount Pictures' Forrest Gump, The Brady Bunch Movie, Clear and Present Danger and Nobody's Fool and lower motion picture write-downs. Spelling's revenues, EBITDA and earnings from operations increased 145%, 110% and 141%, respectively, compared to first quarter 1994 results of operations. The Company also recognized approximately $250.0 million of revenues and $68.0 million of EBITDA and earnings from operations in the first quarter of 1995 resulting from the conforming of accounting policies pertaining to the television programming libraries of Viacom Entertainment, Spelling and Paramount.

Video and Music/Theme Parks

The Video and Music/Theme Parks segment is comprised of Blockbuster Video and Music, and Paramount Parks. Revenues increased 11% to $694.9 million in first quarter 1995 from $623.6 million in first quarter 1994. EBITDA increased 59% to $205.2 million in first quarter 1995 from $129.3 million in first quarter 1994. Earnings from operations increased 149% to $141.8 million in first quarter 1995 from $57.0 million in first quarter 1994. The gains in results of operations primarily reflect the increased number of domestic Company-owned video stores in operation in 1995 as compared to 1994, as well as modest increases in same-store sales, and reduced operating and overhead expenses. Music stores revenues increased $2.6 million, EBITDA and earnings from operations decreased $5.3 million and $6.5 million, respectively. The Theme Parks are primarily open during the second and third quarters and therefore typically record the majority of revenues, EBITDA and earnings from operations during those periods. The Theme Parks recorded slight losses for first quarter 1995 and 1994.

Publishing (Education; Consumer; and International, Business and Professional)

Revenues increased 1% to $375.0 million in first quarter 1995 from $371.2 million in first quarter 1994. EBITDA improved 79% to a loss of $10.3 million in first quarter 1995 compared to a loss of $49.1 million in first quarter 1994. Loss from operations improved 42% to a loss of $46.4 million in first quarter 1995 from a loss of $80.6 million in first quarter 1994. Publishing typically has seasonally stronger operating results in the last three quarters of the year. Results of operations primarily reflect contributions from the Consumer group front list titles at Pocket Books and the computer and reference components of the Business and Professional group. EBITDA and the loss from operations for first quarter 1994 reflect an aggregate charge of $32.8 million attributable to certain non-recurring transition costs and the pro forma results of operations of Macmillan for the two months prior to acquisition.

                      Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Cable Television (Cable Television Systems)

Cable Television revenues increased 5% to $106.0 million for the first quarter 1995 from $100.7 million for first quarter 1994, primarily attributable to increased primary and premium revenues. EBITDA increased 5% to $42.3 million for first quarter 1995 from $40.2 million for first quarter 1994. Earnings from operations increased 5% to $22.3 million for first quarter 1995 from $21.2 million for 1994. The increased results of operations reflect a 25% and 4% increase in average premium and primary customers, respectively, partially offset by a 14% decrease in the average premium rate. Average rates for primary customers remained constant. Total revenues per primary customer per month increased 1% to $30.77 for 1995 from $30.48 for 1994.

Corporate Expenses

Corporate expenses, including depreciation expense, increased 8% to $38.2 million for first quarter 1995 from $35.5 million for first quarter 1994, reflecting the reversal in 1994 of previously recognized expenses associated with phantom shares issued as part of the Company's long-term incentive plan.

Other Income and Expense Information
- ------------------------------------

Interest Expense, net
Net interest expense of $196.8 million for first quarter 1995 compared to $47.3 million for first quarter 1994 reflects increased average bank borrowings, the issuance of the 8% exchangeable subordinated debentures and debt acquired as part of the Mergers. The Company had approximately $10.1 billion and $7.3 billion principal amount of debt outstanding (including current maturities) as of March 31, 1995 and March 31, 1994, respectively, at weighted average interest rates of 7.9% and 5.7%, respectively.

Other Items, net
For first quarter 1995, "Other Items, net" primarily reflects a gain on the sale of an investment held at cost.

Provision for Income Taxes
The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The annual effective tax rates of 60% for 1995 and 74% for 1994 continue to be affected by amortization of acquisition costs in excess of amounts which are deductible for tax purposes.

Equity In Earnings of Affiliates
"Equity in earnings of affiliated companies, net of tax" was $.8 million for first quarter 1995 as compared to $3.5 million for first quarter 1994, primarily reflecting the absence of Lifetime's earnings due to the sale of the Company's one-third interest during April 1994.

Minority Interest
Minority interest primarily represents the minority ownership of Spelling common stock for 1995 and the minority ownership of Paramount's outstanding common stock for 1994.

                      Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Discontinued Operations
Discontinued operations reflect the results of operations of MSG which was sold March 10, 1995. The Company acquired MSG during March 1994 as part of Paramount. (See Note 3 of Notes to Consolidated Financial Statements.)

Liquidity and Capital Resources
- -------------------------------

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

The Company's scheduled maturities of notes payable to banks and debentures through December 31, 1999 assuming full utilization of the credit agreements are $1.9 billion (1996), $150 million (1997), $1.0 billion (1998) and $1.5 billion (1999).

The Company and Viacom International were each in compliance with all covenants and had satisfied all financial ratios and tests as of March
31, 1995 under their credit agreements. The Company and Viacom International expect to remain in compliance with such covenant ratios as may be applicable from time to time during 1995.

Debt, including the current portion, as a percentage of total capitalization of the Company was 46% at March 31, 1995 and 47% at December 31, 1994.

The Company enters into interest rate exchange agreements with off-balance sheet risk in order to reduce its exposure to changes in interest rates on its variable rate long-term debt and/or take advantage of changes in interest rates. As of March 31, 1995, the Company and its subsidiaries had obtained interest rate protection agreements with respect to approximately $1.9 billion of indebtedness, of which $1.6 billion effectively change the Company's interest rate on variable rate borrowings to fixed interest rates and $300 million effectively change the Company's interest rate on fixed rate borrowings to variable interest rates. The majority of the interest rate protection agreements will mature over the next two years.

The commitments of the Company for program license fees which are not reflected in the balance sheet as of March 31, 1995, estimated to aggregate approximately $2.0 billion, principally reflect commitments under SNI's exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

The Company expects to record the majority of its operating cash flows during the second half of the year due to the seasonality of the educational publishing business, the typical timing of major motion picture releases, the summer operation of Theme Parks, the positive effect of the holiday season on advertising revenues and video stores revenues, and the impact of the broadcasting television season on

                      Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

television production. Net cash flow from operating activities was negative $450.8 million for the three months ended March 31, 1995 versus negative $122.2 million for the three months ended March 31, 1994. Such amounts are not comparable due to the Paramount Merger and Blockbuster Merger. The operating cash flow for first quarter 1995, includes payments for a significant level of Blockbuster video product purchases typically made in the first quarter of the year. Net cash flows from investing activities of $769.2 million for the three months ended March 31, 1995 principally reflects proceeds from the sale of MSG, partially offset by capital expenditures and other acquisitions. Net cash expenditures for investing activities of $6.3 billion for the three months ended March 31, 1994, principally reflects the acquisition of the majority of the shares outstanding of Paramount and capital expenditures. Financing activities principally reflect borrowings and repayments of debt under the credit agreements during each period presented, and in 1994, the sale of Class B Common Stock to Blockbuster.

The contingent value rights (the "CVRs") represent the right to receive the amount, if any, by which $48 (the "Target Price") exceeds the greater of the median of the averages of the closing prices of Viacom Class B Common Stock, during each 20 consecutive trading day period that both begins and ends during the 60 day trading period immediately preceding July 7, 1995, the first anniversary of the Paramount Merger (the "Maturity Date"), or $36 (the "Minimum Price"). The Company, at its option, may pay any amount due under the terms of the CVRs in cash or in the equivalent value of registered securities of the Company, including, without limitation, common stock, preferred stock, notes or other securities. The Company has not yet determined the form of payment of any amounts due under the CVRs. In addition, the Company, at its option, may extend the Maturity Date to July 7, 1996, the second anniversary of the Paramount Merger (the "First Extended Maturity Date"), or extend the First Extended Maturity Date to July 7, 1997, the third anniversary of the Paramount Merger (the "Second Extended Maturity Date"). The Target Price is adjusted at the First Extended Maturity Date and Second Extended Maturity Date to $51 and $55, respectively. The
Minimum Price is adjusted at the First Extended Maturity Date and Second Extended Maturity Date to $37 and $38, respectively. The Company cannot yet determine the amount of its obligation, if any, under the CVRs.

The Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock and contingent value rights of Viacom and guarantees of such debt securities by Viacom International which may be issued for aggregate gross proceeds of $3.0 billion. The registration statement was declared effective on May 10, 1995. The net proceeds from the sale of the offered securities may be used by Viacom to repay, redeem, repurchase or satisfy its obligations in respect of its outstanding indebtedness or other securities; to make loans to its subsidiaries; for general corporate purposes; or for such other purposes as may be specified in the applicable Prospectus Supplement. Viacom also may distribute the offered securities directly to holders of CVRs in satisfaction of it's obligations thereunder.

                   PART II - - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits.


       11       Statement re Computation of Net Earnings Per Share

       27       Financial Data Schedule.

       99.1 Statement of Operations of Viacom International Inc. for the three months ended March 31, 1994 (incorporated by reference to Item 1 of the Quarterly Report on Form 10-Q of Viacom International Inc. for the quarter ended March 31, 1994) (File No. 1-9554)

       99.2 Statement of Cash Flows of Viacom International Inc. for the three months ended March 31, 1994 (incorporated by reference to Item 1 of the Quarterly Report on Form 10-Q of Viacom International Inc. for the quarter ended March 31, 1994) (File No. 1-9554)

       99.3 Condensed Consolidating Balance Sheet of Viacom Inc. as of December 31, 1994 (incorporated by reference to Item 8 of the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1994) (File No. 1-9553)

(b) Reports on Form 8-K for Viacom Inc.

       Current Report on Form 8-K of Viacom Inc. filed on January 24, 1995 relating to the execution of an agreement providing for the sale of Viacom Inc.'s cable television systems.

       Current Report on Form 8-K of Viacom Inc. filed on March 15, 1995 relating to the completion of Viacom Inc.'s sale of the operations of Madison Square Garden.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         VIACOM INC.
                                 ---------------------------
                                         (Registrant)



Date    May 15, 1995             /s/Frank J. Biondi, Jr.
        ------------             ----------------------------
                                 Frank J. Biondi, Jr.
                                 President,
                                 Chief Executive Officer


Date     May 15, 1995            /s/George S. Smith, Jr.
         -------------           -----------------------------
                                 George S. Smith, Jr.
                                 Senior Vice President,
                                 Chief Financial Officer

                               Exhibit Index
                               -------------
                                                                                              Page
                                                                                              ----

        11    Statement re Computation of Net Earnings Per Share

        27    Financial Data Schedule.

        99.1 Statement of Operations of Viacom International Inc. for the three months ended March 31, 1994 (incorporated by reference to Item 1 of the Quarterly Report on Form 10-Q of Viacom International Inc. for the quarter ended March 31, 1994)(File No. 1-9554)

        99.2 Statement of Cash Flows of Viacom International Inc. for the three months ended March 31, 1994 (incorporated by reference to Item 1 of the Quarterly Report on Form 10-Q of Viacom International Inc. for the quarter ended March 31, 1994)(File No. 1-9554)

        99.3 Condensed Consolidating Balance Sheet of Viacom Inc. as of
December 31, 1994 (incorporated by reference to Item 8 of the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1994)
(File No. 1-9553)