Form 10-Q
period 1995-06-30
VIACOM INC
filed 1995-08-14
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1995
                                               -------------

                        Commission file number 1-9553
                                               ------


                                VIACOM INC.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


         Delaware                                       04-2949533
-------------------------------------------------------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                            identification)

       1515 Broadway, New York, New York                        10036
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code      (212) 258-6000
                                                  -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No      .
                                      -----    -----

Number of shares of Common Stock Outstanding at July 31, 1995:

     Class A Common Stock, par value $.01 per share -  74,797,590

     Class B Common Stock, par value $.01 per share -  286,168,974

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

  Item 1. Financial Statements.

  VIACOM INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
  -------------------------------------
  (Unaudited; all amounts, except per share amounts, are in millions)

                                                                                Three months ended
                                                                                       June 30,
                                                                               --------------------
                                                                               1995          1994
                                                                               ----          ----
 Revenues .................................................................. $ 2,865.2   $ 1,612.6

 Expenses:
     Operating .............................................................   1,731.2       848.9
     Selling, general and administrative ...................................     538.9       475.1
     Depreciation and amortization .........................................     206.9       102.7
                                                                             ---------    --------
     Total expenses ........................................................   2,477.0     1,426.7
                                                                             ---------    --------

Earnings from continuing operations ........................................     388.2       185.9

Other income (expense):
     Interest expense, net .................................................    (206.3)     (102.7)
     Other items, net (See Note 5)..........................................      (1.2)      268.0
                                                                             ---------    --------
Earnings from continuing operations before income taxes ....................     180.7       351.2

     Provision for income taxes ............................................    (112.4)      (91.8)
     Equity in earnings (loss) of affiliated companies, net of tax .........     (16.0)         .2
     Minority interest .....................................................        .7         6.0
                                                                             ---------    --------
Net earnings from continuing operations ....................................      53.0       265.6
     Loss from discontinued operations, net of tax (See Note 4) ............        --        (1.0)
                                                                             ---------    --------
Net earnings before extraordinary loss .....................................      53.0       264.6
     Extraordinary loss (See Note 7).......................................         --       (20.4)
                                                                             ---------    --------
Net earnings ...............................................................      53.0       244.2
     Cumulative convertible preferred stock dividend requirement ...........     (15.0)      (22.5)
                                                                             ---------    --------
Net earnings attributable to common stock .................................. $    38.0   $   221.7
                                                                             =========    ========

Weighted average number of common shares:
     Primary ...............................................................      386.1      143.5
     Fully diluted .........................................................      386.8      169.7

Primary earnings per common share:
     Net earnings from continuing operations ............................... $     .10   $    1.69
     Net earnings .......................................................... $     .10   $    1.55

Fully diluted earnings per common share:
     Net earnings from continuing operations ............................... $     .10   $    1.57
     Net earnings .......................................................... $     .10   $    1.44

See notes to consolidated financial statements.

  VIACOM INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
  -------------------------------------
  (Unaudited; all amounts, except per share amounts, are in millions)

                                                                       Six months ended
                                                                           June 30,
                                                                    ---------------------
                                                                       1995         1994
                                                                       ----         ----

Revenues                                                             $ 5,560.8   $ 2,450.4

Expenses:
     Operating .....................................................   3,433.0     1,638.3
     Selling, general and administrative ...........................   1,016.9       772.1
     Depreciation and amortization .................................     387.6       160.9
                                                                     ---------   ---------
     Total expenses ................................................   4,837.5     2,571.3
                                                                     ---------   ---------

Earnings (loss) from continuing operations .........................     723.3      (120.9)

Other income (expense):
     Interest expense, net .........................................    (403.1)     (150.0)
     Other items, net (See Note 5)..................................      26.3       263.3
                                                                     ---------   ---------
Earnings (loss) from continuing operations before income taxes .....     346.5        (7.6)

     Provision for income taxes ....................................    (211.3)     (184.2)
     Equity in earnings (loss) of affiliated companies, net of tax .     (15.2)        3.7
     Minority interest .............................................      (3.4)       18.3
                                                                     ---------   ---------
Net earnings (loss) from continuing operations .....................     116.6      (169.8)
     Earnings from discontinued operations, net of tax (See Note 4).       7.6         2.8
                                                                     ---------   ---------
Net earnings (loss) before extraordinary loss ......................     124.2      (167.0)
     Extraordinary loss (See Note 7)................................       --        (20.4)
                                                                     ---------   ---------
Net earnings (loss) ................................................     124.2      (187.4)
     Cumulative convertible preferred stock dividend requirement ...     (30.0)      (45.0)
                                                                     ---------   ---------
Net earnings (loss) attributable to common stock ................... $    94.2   $  (232.4)
                                                                     =========   =========

Weighted average number of common shares:
     Primary .......................................................     385.6       135.0
     Fully diluted .................................................     386.2       135.0

Primary and fully diluted earnings (loss) per common share:
     Net earnings (loss) from continuing operations ................ $     .22   $   (1.59)
     Net earnings (loss) ........................................... $     .24   $   (1.72)

See notes to consolidated financial statements.

  VIACOM INC. AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS
  ---------------------------
  (Unaudited; all amounts, except per share amounts, are in millions)


                                                                                        June 30,          December 31,
                                                                                          1995                1994
                                                                                       ----------        --------------

Assets
Current Assets:
  Cash and cash equivalents ...................................................          $   435.0           $   597.7
  Receivables, less allowances of $103.5 (1995) and $75.8 (1994) ..............            1,937.1             1,638.8
  Inventory (See Note 8) ......................................................            1,960.6             1,817.8
  Other current assets ........................................................              656.4               503.5
  Net assets of discontinued operations (See Note 4) ..........................                --                697.4
                                                                                         ---------           ---------
          Total current assets ................................................            4,989.1             5,255.2
                                                                                         ---------           ---------

Property and equipment, at cost ...............................................            3,598.6             3,099.6
      Less accumulated depreciation ...........................................              648.5               516.5
                                                                                         ---------           ---------
           Net property and equipment .........................................            2,950.1             2,583.1
                                                                                         ---------           ---------

Inventory (See Note 8) ........................................................            2,119.7             1,944.5
Intangibles, at amortized cost ................................................           16,109.1            16,111.7
Other assets ..................................................................            2,655.2             2,379.2
                                                                                         ---------           ---------
                                                                                         $28,823.2           $28,273.7
                                                                                         =========           =========

 Liabilities and Shareholders' Equity
 Current Liabilities:
      Accounts payable ........................................................          $   650.7           $   770.9
      Accrued interest ........................................................              141.3               234.9
      Accrued compensation ....................................................              312.4               340.6
      Participants' share, residuals and royalties payable ....................              751.5               630.0
      Other current liabilities ...............................................            2,294.7             2,154.8
                                                                                         ---------           ---------
           Total current liabilities ..........................................            4,150.6             4,131.2
                                                                                         ---------           ---------

 Long-term debt ...............................................................           10,661.7            10,402.4
 Other liabilities ............................................................            2,054.6             1,948.5
 Commitments and contingencies (See Note 10)

 Shareholders' Equity:
      Preferred Stock, par value $.01 per share; 200.0 shares
           authorized; 24.0 shares issued and outstanding .....................            1,200.0             1,200.0
      Class A Common Stock, par value $.01 per share;
           200.0 shares authorized; 74.7 (1995) and 74.6 (1994)
           shares issued and outstanding ......................................                 .8                  .7
      Class B Common Stock, par value $.01 per share;
           1,000.0 shares authorized; 285.5 (1995) and 284.1 (1994)
           shares issued and outstanding ......................................                2.8                 2.8
      Additional paid-in capital ..............................................           10,644.8            10,579.5
      Retained earnings .......................................................              104.8                10.6
      Cumulative translation adjustment .......................................                3.1                (2.0)
                                                                                         ---------           ---------
                                                                                          11,956.3            11,791.6
                                                                                         ---------           ---------
                                                                                         $28,823.2           $28,273.7
                                                                                         =========           =========

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
(Unaudited; all amounts are in millions)

                                                                                Six months ended June 30,
                                                                                1995                1994
                                                                                ----                ----
Net cash from operating activities:
  Net earnings (loss)..........................................          $     124.2        $     (187.4)
  Adjustments to reconcile net earnings to net cash
      flow from operating activities:
    Depreciation and amortization..............................                387.6               167.1
    Gain on the sale of an investment held at cost (See Note 5)                (26.9)                 --
    Merger-related charges (See Note 2)........................                  --                332.1
    Gain on sale of Lifetime, net of tax (See Note 5)..........                  --               (164.4)
    Extraordinary loss, net of tax (See Note 7)................                  --                 20.4
    Increase in receivables....................................               (298.3)              (75.0)
    Increase in inventory and related liabilities, net.........                (98.3)             (152.1)
    Decrease in accounts payable and accrued expenses..........               (444.4)             (124.5)
    Increase (decrease) in income taxes payable and
       deferred income taxes, net..............................                  1.5               (39.3)
    (Increase) decrease in pre-publication costs, net..........                (46.1)               23.8
    Increase in prepaid expenses and other current assets......               (124.5)              (59.8)
    (Increase) decrease in unbilled receivables................                (61.0)               15.1
    Other, net.................................................                (95.0)              (49.2)
                                                                         -----------        ------------
Net cash flow from operating activities........................               (681.2)             (293.2)
                                                                         -----------        ------------
Investing Activities:
    Proceeds from dispositions.................................              1,127.1               317.6
    Acquisitions, net of cash acquired.........................               (291.4)           (6,291.0)
    Capital expenditures.......................................               (368.0)             (123.0)
    Investments in and advances to affiliated companies........                (48.5)              (32.2)
    Distributions from affiliated companies....................                 42.4                25.1
    Proceeds from sale of short-term investments...............                212.7               105.9
    Payments for purchase of short-term investments............               (227.4)              (56.3)
    Other, net.................................................                 (6.1)              (27.8)
                                                                         -----------        ------------
Net cash flow from investing activities........................                440.8            (6,081.7)
                                                                         -----------        ------------
Financing Activities:
    Short-term borrowings from (repayments to) banks, net......               (927.4)            3,721.1
    Proceeds from issuance of 7.75% Senior Notes...............                990.4                  --
    Proceeds from issuance of Class B Common Stock.............                   --             1,250.0
    Payment of Preferred Stock dividends.......................                (30.0)              (35.3)
    Proceeds from exercise of stock options....................                 65.2                 1.1
    Deferred financing fees....................................                (10.8)               (9.4)
    Other, net.................................................                 (9.7)              (21.1)
                                                                         -----------        ------------
Net cash flow from financing activities........................                 77.7             4,906.4
                                                                         -----------        ------------
    Net decrease in cash and cash equivalents..................               (162.7)           (1,468.5)
    Cash and cash equivalents at beginning of the period.......                597.7             1,882.4
                                                                         -----------        ------------
Cash and cash equivalents at end of period.....................          $     435.0        $      413.9
                                                                         ===========        ============

Supplemental cash flow information:
   Cash payments for interest, net of amounts capitalized......            $   530.2          $    153.2
   Cash payments for income taxes..............................                170.9                76.4
   Property and equipment acquired under capitalized leases....                222.3                  --


See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1) BASIS OF PRESENTATION

Viacom Inc. (the "Company") is a diversified entertainment and publishing company with operations in five segments: (i) Networks and Broadcasting,
(ii) Entertainment, (iii) Video and Music/Theme Parks, (iv) Publishing and
(v) Cable Television. Paramount Communications Inc. and subsidiaries ("Paramount") and Blockbuster Entertainment Corporation and subsidiaries ("Blockbuster") results of operations are included in the Company's consolidated results of operations commencing March 1, 1994 and October
1, 1994, respectively. (See Note 2.)

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

Net earnings (loss) per common share -- Primary net earnings (loss) per common share is calculated based on the weighted average number of common shares outstanding during each period and, if dilutive, the effects of common shares potentially issuable in connection with variable common rights, contingent value rights, stock options and warrants. For the second quarter of 1994, fully diluted earnings per common share also reflects the effect of the assumed conversion of the Preferred Stock. For each of the other periods presented, the effect of the assumed conversion of the Preferred Stock is antidilutive and, therefore, is not reflected in fully diluted net earnings per common share.


2) PARAMOUNT MERGER, BLOCKBUSTER MERGER AND RELATED TRANSACTIONS

On March 11, 1994, the Company acquired a majority of the Paramount common stock outstanding at a price of $107 per share in cash. On July 7, 1994, Paramount became a wholly owned subsidiary of the Company (the "Paramount Merger") at the effective time of the merger between Paramount and a subsidiary of the Company. On January 3, 1995, Paramount was merged into Viacom International Inc. ("Viacom International"), a wholly owned subsidiary of the Company.

Results of operations for the six months ended June 30, 1994 include certain merger-related charges to the Company's pre-merger businesses reflecting the integration with similar Paramount units, and related management and strategic changes principally related to the merger with Paramount. The merger-related charges of $90.7 million for Networks and Broadcasting, and $224.0 million for Entertainment principally relate to adjustments of programming assets based upon new management strategies and additional programming sources resulting from the merger with Paramount, and also include a charge of $17.4 million to reflect the combination of Viacom International and Paramount staffs.

On September 29, 1994, Blockbuster was merged with and into the Company (the "Blockbuster Merger").

                          VIACOM INC. AND SUBSIDIARIES

The unaudited condensed pro forma results of operations data for the six months ended June 30, 1994 presented below assumes that the (i) Paramount Merger, (ii) Blockbuster Merger, (iii) Paramount acquisition of the U.S. publishing assets of Macmillan Inc. (i, ii, and iii being referred to as the "Mergers"), (iv) sale of the one-third partnership interest in Lifetime and (v) sale of Madison Square Garden Corporation (see Note 4) occurred on January 1, 1994. The unaudited condensed pro forma results of operations data was prepared based upon the historical consolidated results of operations of the Company for the six months ended June 30, 1994, Paramount and Macmillan for the two months ended February 28, 1994, and Blockbuster for the six months ended June 30, 1994, adjusted to exclude the non-recurring merger-related charges of $332.1 million. Financial information for Paramount and Blockbuster subsequent to the dates of acquisition are included in the Company's historical information. The following unaudited pro forma information is not necessarily indicative of the combined results of operations of the Company, Paramount and Blockbuster that would have occurred if the completion of the transactions had occurred on the date previously indicated nor are they necessarily indicative of future operating results of the combined company (millions of dollars, except per share amounts):

Revenues                                                        $    4,443.0
Earnings from continuing operations..................                  232.6
Net loss from continuing operations before
  preferred stock dividends..........................                 (227.0)
Net loss attributable to common stock................                 (257.0)
Loss per common share................................           $      (0.69)


3) SUBSEQUENT EVENTS

On August 10, 1995 the Company announced its intent to sell Spelling Entertainment Group Inc. ("Spelling"). The Company also announced its intent to acquire Spelling's interest in Virgin Interactive Entertainment Limited ("Virgin"). An independent committee of Spelling's Board of Directors will be formed to negotiate the terms of the Virgin transaction. The Company acquired Spelling as a part of the Blockbuster Merger.

On July 7, 1995, the contingent value rights ("CVRs"), which were issued in connection with the Paramount Merger, matured. The Company paid approximately $83 million in cash, or approximately $1.44 per CVR, to settle its obligation under the CVRs.

On July 25, 1995, the Company announced an agreement to spin-off its cable systems to its shareholders through a dutch-auction exchange offer. The exchange offer will allow shareholders to exchange shares of Viacom Inc. Class A and Class B Common Stock for shares of cumulative, redeemable exchangeable preferred stock of a subsidiary of Viacom that holds its cable systems. The Company also announced that it signed a definitive agreement with Tele-Communications, Inc. ("TCI") under which a subsidiary of TCI, through a capital contribution of $350 million in cash, will purchase all of the common shares of such subsidiary immediately following the spin-off. National Amusements, Inc., which owns approximately 26% of Viacom Inc. Class A and Class B Common Stock on a combined basis, will not participate in the exchange offer. The exchange offer and related transactions are subject to several conditions, including regulatory approvals, receipt of a tax ruling and consummation of the exchange offer.
The Company expects, if the conditions are met, the transactions will close in the first quarter of 1996.

                          VIACOM INC. AND SUBSIDIARIES

4) DISPOSITION

On March 10, 1995, the Company sold Madison Square Garden Corporation, which included the Madison Square Garden Arena, The Paramount theater, the New York Knickerbockers, the New York Rangers and the Madison Square Garden Network (collectively "MSG") to a joint venture of ITT Corporation and Cablevision Systems Corporation for closing proceeds of $1.009 billion, representing the sale price of approximately $1.075 billion, less approximately $66 million in working capital adjustments. The sale of MSG resulted in no after-tax book gain. Proceeds from the sale of MSG and other dispositions were used to repay notes payable to banks, of which approximately $600 million represents a permanent reduction of the Company's bank commitments. The Company had acquired MSG as a part of Paramount.

MSG has been accounted for as a discontinued operation and, accordingly, its operating results and net assets have been separately disclosed in the consolidated financial statements. Summarized results of operations and financial position data for MSG are as follows (in millions, except per share amounts):

                                                              Six months ended   Three months ended
                                                                   June 30,           June 30,
                                                              ----------------       --------
Results of operations:                                       1995         1994         1994
                                                             ----         ----         ----
Revenues .......................................            $  91.5     $156.5        $115.8
Earnings (loss) from operations before income
  taxes ........................................               12.7        4.7          (1.9)
Provision (benefit) for income taxes ...........                5.1        1.9          (0.9)
Net earnings (loss).............................                7.6        2.8          (1.0)
Net earnings (loss) per common share ...........               $.02       $.02         $(.01)

Financial position: ............................                 December 31, 1994
                                                                 -----------------
Current assets .................................                     $ 107.8
Net property, plant and equipment ..............                       312.9
Other assets ...................................                       409.4
Total liabilities ..............................                      (132.7)
                                                                     -------
Net assets of discontinued operations ..........                     $ 697.4
                                                                     =======


5) OTHER ITEMS, NET

For the six months ended June 30, 1995, "Other Items, net" primarily reflects a gain on the sale of an investment held at cost.

On April 4, 1994, the Company sold its one-third partnership interest in Lifetime for $317.6 million, which resulted in a pre-tax gain of $267.4 million for the second quarter of 1994. Proceeds from the sale were used to reduce outstanding debt of Viacom International.

                          VIACOM INC. AND SUBSIDIARIES

6) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The annual effective tax rates of 61% for 1995 and 74% for 1994 continue to be affected by amortization of acquisition costs in excess of amounts which are deductible for tax purposes.

Due to the unusual and non-recurring nature of the gain on the sale of the one-third partnership interest in Lifetime, the full income tax effect of the transaction was reflected in the second quarter of 1994, and was excluded from the annual effective tax rate.


7) EXTRAORDINARY LOSS

During 1994, the Company and its subsidiaries entered into an aggregate $6.8 billion credit agreement. The proceeds from the credit agreement were used to refinance the previously existing bank debt of the Company and Viacom International. The Company recognized an extraordinary loss from the extinguishment of debt of $20.4 million, net of a tax benefit of $11.9 million, or $.15 per share for the six months ended June 30, 1994.

8) INVENTORIES

Inventories consist of the following:

                                                     June 30, 1995    December 31, 1994
                                                     -------------    -----------------
                                                               (In millions)
Prerecorded music and video cassettes .............    $  473.6           $  509.2
Video cassette rental inventory ...................       395.9              297.6
Publishing:
      Finished goods ..............................       301.3              218.9
      Work in process .............................        37.4               35.8
      Material and supplies .......................        49.7               27.1
Other .............................................        93.7               73.8
                                                       --------           --------
                                                        1,351.6            1,162.4
      Less current portion ........................       921.0              830.9
                                                       --------           --------
                                                       $  430.6           $  331.5
                                                       ========           ========
Theatrical and television inventory:
      Theatrical and television productions:
           Released ...............................    $1,537.4           $1,488.0
           Completed, not released ................        56.5               12.8
           In process and other ...................       262.7              260.8
      Program rights ..............................       872.1              838.3
                                                       --------           --------
                                                        2,728.7            2,599.9
      Less current portion ........................     1,039.6              986.9
                                                       --------           --------
                                                       $1,689.1           $1,613.0
                                                       ========           ========

Total non-current inventory .......................    $2,119.7           $1,944.5
                                                       ========           ========

                          VIACOM INC. AND SUBSIDIARIES

9) LONG-TERM DEBT

During May 1995, the Company issued an aggregate principal amount of $1 billion of 7.75% Senior Notes due June 1, 2005 at a price to the public of 99.04%. Proceeds from the issuance were used to repay notes payable to banks, of which approximately $400 million was a permanent reduction of the Company's bank commitments.


10) COMMITMENTS AND CONTINGENCIES

The commitments of the Company for program license fees which are not reflected in the balance sheet as of June 30, 1995, estimated to aggregate approximately $2.0 billion, principally reflect commitments under Showtime Networks Inc.'s ("SNI's") exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

11) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Viacom International is a wholly owned subsidiary of the Company. The Company has fully and unconditionally guaranteed Viacom International debt securities. The Company has determined that separate financial statements and other disclosures concerning Viacom International are not material to investors. On January 3, 1995, Paramount Communications Inc. was merged into Viacom International and, therefore, Viacom International holds the assets of Paramount Communications Inc., subject to its liabilities including approximately $1.0 billion of issuances of long-term debt.

The following condensed consolidating financial statements as of and for the three months and six months ended June 30, 1995 present the results of operations, financial position and cash flows of Viacom (carrying investments in Viacom International under the equity method), Viacom International (carrying investments in non-guarantor affiliates under the equity method), and non-guarantor affiliates of Viacom, and the eliminations necessary to arrive at the information for the Company on a consolidated basis. Viacom International's statement of operations for the three months and six months ended June 30, 1994 and statement of cash flows for the six months ended June 30, 1994, and the condensed consolidating balance sheet of the Company as of December 31, 1994 as previously filed on Form 10-Q and Form 10-K, respectively, are incorporated by reference herein.

                          VIACOM INC. AND SUBSIDIARIES

                                                                       Three Months Ended June 30, 1995
                                                     ------------------------------------------------------------------------
                                                                                      Non-                            The
                                                                     Viacom         Guarantor                       Company
                                                      Viacom      International    Affiliates      Eliminations  Consolidated
                                                      ------      -------------    ----------      ------------  ------------
                                                                                 (In millions)

 Revenues.....................................       $  817.4        $ 221.8        $ 1,829.8     $    (3.8)       $ 2,865.2

 Expenses:
     Operating................................          532.6           70.6          1,131.8          (3.8)         1,731.2
     Selling, general and administrative......           86.9           99.7            352.3            --            538.9
     Depreciation and amortization............           77.9           10.0            119.0            --            206.9
                                                     ---------      --------        ---------     ---------         --------

          Total expenses......................          697.4          180.3          1,603.1          (3.8)         2,477.0
                                                     ---------      --------        ---------     ---------         --------

 Earnings from continuing operations..........          120.0           41.5            226.7            --            388.2

 Other income (expense):
     Interest expense, net....................         (176.9)         (23.6)            (5.8)           --           (206.3)
     Other items, net.........................            (.3)           (.2)             (.7)           --             (1.2)
                                                     ---------      --------        ---------     ---------         --------
 Earnings (loss) from continuing operations
     before income taxes......................          (57.2)          17.7            220.2            --            180.7
     Benefit (provision) for income taxes.....            1.4           (2.6)          (111.2)           --           (112.4)
     Equity in earnings of affiliated
       companies, net of tax..................          108.1          113.2             21.6        (258.9)           (16.0)
     Minority interest........................             .7             --               --            --               .7
                                                     ---------      --------        ---------     ---------         --------

 Net earnings from continuing operations......           53.0          128.3            130.6        (258.9)            53.0
     Cumulative convertible preferred
       stock dividend requirement.............          (15.0)            --               --            --            (15.0)
                                                     ---------      --------        ---------     ---------         --------

 Net earnings attributable to common stock....       $   38.0       $  128.3        $   130.6     $  (258.9)        $   38.0
                                                     ========       ========        =========     ==========        ========

                          VIACOM INC. AND SUBSIDIARIES

                                                                         Six Months Ended June 30, 1995
                                                     ------------------------------------------------------------------------
                                                                                      Non-                            The
                                                                     Viacom         Guarantor                       Company
                                                      Viacom      International    Affiliates      Eliminations  Consolidated
                                                      ------      -------------    ----------      ------------  ------------
                                                                                 (In millions)

 Revenues.........................................   $1,705.9        $ 418.1       $ 3,442.1      $    (5.3)       $ 5,560.8

 Expenses:
     Operating....................................     1,116.0         134.5         2,187.8           (5.3)         3,433.0
     Selling, general and administrative..........       147.8         195.0           674.1             --          1,016.9
     Depreciation and amortization................       144.2          19.8           223.6             --            387.6
                                                     ---------      --------        ---------     ---------         --------

          Total expenses..........................     1,408.0         349.3         3,085.5           (5.3)         4,837.5
                                                     ---------      --------        ---------     ---------         --------

 Earnings from continuing operations..............       297.9          68.8           356.6             --            723.3

 Other income (expense):
     Interest expense, net........................      (344.8)        (46.4)          (11.9)            --           (403.1)
     Other items, net.............................          --          27.3            (1.0)            --             26.3
                                                     ---------      --------        ---------     ---------         --------
 Earnings (loss) from continuing operations
     before income taxes..........................       (46.9)         49.7           343.7             --            346.5
     Provision for income taxes...................        (8.4)        (27.8)         (175.1)            --           (211.3)
     Equity in earnings of affiliated
       companies, net of tax......................       182.9         181.2            23.6         (402.9)           (15.2)
     Minority interest............................        (3.4)           --              --             --             (3.4)
                                                     ---------      --------        ---------     ---------         --------

 Net earnings from continuing operations..........       124.2         203.1           192.2         (402.9)           116.6
     Earnings from discontinued
       operations, net of tax ....................          --            --             7.6             --              7.6
                                                     ---------      --------        ---------     ---------         --------

 Net earnings.....................................       124.2         203.1           199.8         (402.9)           124.2
     Cumulative convertible preferred
       stock dividend requirement.................       (30.0)           --              --             --            (30.0)
                                                     ---------      --------        ---------     ---------         --------

 Net earnings attributable to common stock........   $    94.2      $  203.1       $   199.8      $  (402.9)        $   94.2
                                                     ========       ========        =========     ==========        ========

                          VIACOM INC. AND SUBSIDIARIES

                                                                                 June 30, 1995
                                                ---------------------------------------------------------------------------------
                                                                                     Non-                                  The
                                                                   Viacom          Guarantor                             Company
                                                Viacom          International     Affiliates        Elimination      Consolidated
                                                ------          -------------     ----------        -----------      ------------
                                                                             (In millions)
Assets
Current Assets:
      Cash and cash equivalents............  $    132.5      $       231.4      $     71.1     $           --     $         435.0
      Receivables, less allowances.........       221.6              199.2         1,533.3             (17.0)             1,937.1
      Inventory............................       650.5               98.2         1,211.9                 --             1,960.6
      Other current assets.................       102.6              116.8           500.0             (63.0)               656.4
                                             ----------      -------------      ----------     --------------     ---------------
         Total current assets..............     1,107.2              645.6         3,316.3             (80.0)             4,989.1
                                             ----------      -------------      ----------     --------------     ---------------

Property and equipment.....................       957.3              193.6         2,447.7                 --             3,598.6
      Less accumulated depreciation........        80.5               32.6           535.4                 --               648.5
                                             ----------      -------------      ----------     --------------     ---------------
        Net property and equipment.........       876.8              161.0         1,912.3                 --             2,950.1
                                             ----------      -------------      ----------     --------------     ---------------

Inventory..................................       527.1              152.8         1,439.8                 --             2,119.7
Intangibles, at amortized cost.............     6,876.3              578.7         8,654.1                 --            16,109.1
Investments in consolidated subsidiaries...     3,875.1           11,015.4             --          (14,890.5)                 --
Other assets...............................     1,165.6              370.1         1,593.1            (473.6)             2,655.2
                                             ----------      -------------      ----------     --------------     ---------------
                                             $ 14,428.1      $    12,923.6      $ 16,915.6        $(15,444.1)     $      28,823.2
                                             ==========      =============      ==========     ==============     ===============
Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable......................  $    253.1      $        13.0      $    387.5        $     (2.9)     $         650.7
     Accrued interest......................        90.7               49.5             1.1                                  141.3
     Accrued compensation..................        38.6               81.6           192.2                                  312.4
     Participants' share, residuals and
         royalties payable.................        68.8                  --          682.7                                  751.5
     Other current liabilities.............       627.3            1,315.4         1,312.0            (960.0)             2,294.7
                                             ----------      -------------      ----------     --------------     ---------------
       Total current liabilities...........     1,078.5            1,459.5         2,575.5            (962.9)             4,150.6
                                             ----------      -------------      ----------     --------------     ---------------

Long-term debt.............................     8,755.1            1,544.4           542.6            (180.4)            10,661.7
Other liabilities..........................    (8,100.0)          (1,004.8)       11,634.4            (475.0)             2,054.6

Shareholders' equity:
     Preferred Stock.......................     1,200.0                  --            --                                 1,200.0
     Common Stock..........................         3.6              335.1           722.9          (1,058.0)                 3.6
     Additional paid-in capital............    10,644.8            9,664.5         1,162.4         (10,826.9)            10,644.8
     Retained earnings.....................       848.5              925.7           294.8          (1,964.2)               104.8
     Cumulative translation adjustment.....        (2.4)               (.8)          (17.0)             23.3                  3.1
                                             ----------      -------------      ----------     --------------     ---------------
             Total shareholders' equity....    12,694.5           10,924.5         2,163.1         (13,825.8)            11,956.3
                                             ----------      -------------      ----------     --------------     ---------------
                                             $ 14,428.1      $    12,923.6      $ 16,915.6        $(15,444.1)     $      28,823.2
                                             ==========      =============      ==========     ==============     ===============

                          VIACOM INC. AND SUBSIDIARIES

                                                                         Six Months Ended June 30, 1995
                                                     ------------------------------------------------------------------------
                                                                                      Non-                            The
                                                                     Viacom         Guarantor                       Company
                                                      Viacom      International    Affiliates      Elimination   Consolidated
                                                      ------      -------------    ----------      -----------   ------------
                                                                                 (In millions)

Net cash flow from operating activities ......... $   (633.5)       $    83.4        $(169.7)        $    38.6    $ (681.2)
                                                  ----------        ---------        -------         ---------    --------

Investing Activities:
Proceeds from dispositions ......................        --           1,036.1           91.0                --     1,127.1
Acquisitions, net of cash acquired ..............     (123.7)             --          (167.7)               --      (291.4)
Capital expenditures ............................     (178.8)           (49.3)        (139.9)               --      (368.0)
Investments in and advances to
    affiliated companies ........................        --             (33.4)         (15.1)               --       (48.5)
Distributions from affiliated companies .........        --               --            42.4                --        42.4
Proceeds from sale of short-term investments ....        --             212.7            --                 --       212.7
Payments for purchase of short-term
    investments .................................        --            (227.4)           --                 --      (227.4)
Other, net ......................................        9.5               --          (15.6)               --        (6.1)
                                                  ----------        ---------        -------         ---------    --------
Net cash flow from investing activities .........     (293.0)           938.7         (204.9)               --       440.8
                                                  ----------        ---------        -------         ---------    --------

Financing Activities:
Short-term borrowings from  (repayments to)
    banks, net ..................................     (931.4)             --             4.0                --      (927.4)
Proceeds from issuance of notes .................      990.4              --             --                 --       990.4
Increase (decrease) in intercompany
    payables ....................................      840.0           (849.2)          47.8             (38.6)        --
Payment of Preferred Stock dividends ............      (30.0)             --             --                 --       (30.0)
Proceeds from exercise of stock options .........       65.2              --             --                 --        65.2
Deferred financing fees .........................      (10.8)             --             --                 --       (10.8)
Other, net ......................................        --              (4.9)          (4.8)               --        (9.7)
                                                  ----------        ---------        -------         ---------    --------
Net cash flow from financing activities .........      923.4           (854.1)          47.0             (38.6)       77.7
                                                  ----------        ---------        -------         ---------    --------
Net increase (decrease) in cash and
         cash equivalents .......................       (3.1)           168.0         (327.6)               --      (162.7)
Cash and cash equivalents at beginning
         of period ..............................      135.6             63.4          398.7                --       597.7
                                                  ----------        ---------        -------         ---------    --------
Cash and cash equivalents at end of period ...... $    132.5        $   231.4        $  71.1         $      --    $  435.0
                                                  ==========        =========        =======         =========    ========

                    Management's Discussion and Analysis of Results of
                           Operations and Financial Condition.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Management's discussion and analysis of the combined results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes.

During 1994, the Company made two significant acquisitions. Where appropriate the Company has merged the operations of previously existing and acquired businesses. Comparisons of results of operations have been significantly affected by such acquisitions and merging of operations. On March 11, 1994, the Company acquired a majority of the Paramount common stock outstanding, at a price of $107 per share in cash. On July 7, 1994, Paramount became a wholly owned subsidiary of the Company at the effective time of the merger between Paramount and a subsidiary of the Company. On September 29, 1994, Blockbuster was merged with and into the Company. On January 3, 1995, Paramount was merged into Viacom International, a wholly owned subsidiary of the Company. Paramount's and Blockbuster's results of operations are included in the consolidated results of operations commencing March 1, 1994 and October 1, 1994, respectively.

The following tables set forth revenues; earnings (loss) from continuing operations before interest, taxes, depreciation and amortization ("EBITDA"); and earnings (loss) from continuing operations, by business segment, with the second quarter and six months ended June 30, 1994 presented on a pro forma basis (as described in Note 2 of Notes to Consolidated Financial Statements) and on a historical basis. The pro forma information is provided in addition to historical information solely to assist in the comparison of results of operations and is not necessarily indicative of the combined results of operations of Viacom, Paramount and Blockbuster that would have occurred if the completion of the Mergers and related transactions had occurred on January 1, 1994. The prior period historical segment presentation has been reclassified to conform to the current presentation.

                                                                       Three months ended June 30,  Percent   Three months ended
                                                                       ---------------------------
                                                                          1995          1994        Change      June 30, 1994
                                                                          ----          ----        ------      ------------
                                                                                      Pro forma                  Historical
Revenues                                                                                (Dollars in millions)
Networks and Broadcasting .........................................    $  528.0      $  456.7         16%       $  456.7
Entertainment .....................................................       935.3         548.5         71           464.3
Video and Music/Theme Parks .......................................       813.9         721.0         13           129.0
Publishing ........................................................       490.5         469.1          5           469.1
Cable Television ..................................................       110.0         103.5          6           103.5
Intercompany ......................................................       (12.5)        (10.1)       (24)          (10.0)
                                                                       --------      --------                   --------
    Total .........................................................    $2,865.2      $2,288.7         25        $1,612.6
                                                                       ========      ========                   ========

EBITDA:
Networks and Broadcasting .........................................    $  173.9      $  135.2         29%       $  135.3
Entertainment .....................................................       148.1          79.6         86            55.9
Video and Music/Theme Parks .......................................       204.7         150.8         36            25.1
Publishing ........................................................        57.1          56.6          1            56.6
Cable Television ..................................................        45.0          40.8         10            40.8
Corporate .........................................................       (33.7)        (25.0)       (35)          (25.2)
                                                                       --------      --------                   --------
    Total .........................................................    $  595.1      $  438.0         36        $  288.5
                                                                       ========      ========                   ========

Earnings (loss) from continuing operations:
Networks and Broadcasting .........................................    $  146.2      $  110.7         32%       $  111.6
Entertainment .....................................................       115.1          50.8        127            38.0
Video and Music/Theme Parks .......................................       117.0          69.3         69            11.3
Publishing ........................................................        20.7          24.0        (14)           30.6
Cable Television ..................................................        24.6          21.4         15            21.4
Corporate .........................................................       (35.4)        (26.8)       (32)          (27.0)
                                                                       --------      --------                   --------
    Total .........................................................    $  388.2      $  249.4         56        $  185.9
                                                                       ========      ========                   ========

                    Management's Discussion and Analysis of Results of
                           Operations and Financial Condition

                                                                         Six months ended June 30,    Percent    Six months ended
                                                                       ---------------------------
                                                                          1995          1994          Change      June 30, 1994
                                                                          ----          ----          ------      ------------
                                                                                      Pro forma                    Historical
                                                                                        (Dollars in millions)
Revenues:
Networks and Broadcasting ...........................................  $  985.2        $  866.3           14%         $  835.4
Entertainment .......................................................   2,006.9         1,210.3           66             693.6
Video and Music/Theme Parks .........................................   1,508.8         1,344.6           12             136.4
Publishing ..........................................................     865.5           840.3            3             599.2
Cable Television ....................................................     216.0           204.2            6             204.2
Intercompany ........................................................     (21.6)          (22.7)           5             (18.4)
                                                                       --------        --------                       --------
    Total ...........................................................  $5,560.8        $4,443.0           25          $2,450.4
                                                                       ========        ========                       ========

EBITDA:
Networks and Broadcasting ...........................................  $  299.5        $  239.2           25%         $  143.6
Entertainment .......................................................     337.9            55.8          506            (191.8)
Video and Music/Theme Parks .........................................     409.9           280.1           46              24.2
Publishing ..........................................................      46.8             7.5          524              49.5
Cable Television ....................................................      87.3            81.0            8              81.0
Corporate ...........................................................     (70.5)          (59.0)         (19)            (66.5)
                                                                       --------        --------                       --------
    Total ...........................................................  $1,110.9        $  604.6           84          $   40.0
                                                                       ========        ========                       ========

Earnings (loss) from continuing operations:
Networks and Broadcasting ...........................................  $  246.7        $  190.4           30%         $  100.5
Entertainment .......................................................     270.2            (7.8)        N/M             (219.5)
Video and Music/Theme Parks .........................................     258.8           126.3          105               8.9
Publishing ..........................................................     (25.7)          (56.6)          55              16.0
Cable Television ....................................................      46.9            42.6           10              42.6
Corporate ...........................................................     (73.6)          (62.3)         (18)            (69.4)
                                                                       --------        --------                       --------
    Total ...........................................................  $  723.3        $  232.6          211          $ (120.9)
                                                                       ========        ========                       ========

Also included is a comparison of actual EBITDA to pro forma EBITDA, which does not reflect the effect of significant amounts of amortization of goodwill related to the Mergers, and other business combinations accounted for under the purchase method of accounting. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, earnings from continuing operations, net income, cash flow and other measures of financial performance.

RESULTS OF OPERATIONS - SECOND QUARTER 1995 VERSUS SECOND QUARTER 1994
----------------------------------------------------------------------

Revenues increased to $2.9 billion for the second quarter of 1995 from $1.6 billion for the second quarter of 1994. EBITDA increased to $595.1 million for the second quarter of 1995 from $288.5 million for the second quarter of 1994. Earnings from continuing operations increased to $388.2 million for the second quarter of 1995 from $185.9 million for the second quarter of 1994.

The comparability of results of operations for 1995 and 1994 has been affected by the Mergers and the non-recurring merger-related charges (see Note 2 of Notes to Consolidated Financial Statements). The following discussion of segment results of operations includes the 1994 results of operations presented on a pro forma basis, as if the Mergers occurred on January 1, 1994, and are adjusted to exclude non-recurring merger-related charges.

                    Management's Discussion and Analysis of Results of
                           Operations and Financial Condition


Revenues increased 25% to $2.9 billion for the second quarter of 1995 from pro forma revenues of $2.3 billion for the second quarter of 1994. EBITDA increased 36% to $595.1 million for the second quarter of 1995 from pro forma EBITDA of $438.0 million for the second quarter of 1994. Earnings from continuing operations increased 56% to $388.2 million for the second quarter of 1995 from pro forma earnings from operations of $249.4 million for the second quarter of 1994.

Segment Results of Operations - Historical 1995 versus Pro Forma 1994
---------------------------------------------------------------------

Networks and Broadcasting (Basic Cable and Premium Television Networks, Television and Radio Stations)

The Networks and Broadcasting segment is comprised of MTV Networks ("MTVN"), SNI, television stations and radio stations. Revenues increased 16% to $528.0 million for the second quarter of 1995 from $456.7 million for the second quarter of 1994. EBITDA increased 29% to $173.9 million for the second quarter of 1995 from $135.2 million for the second quarter of 1994. Earnings from operations increased 32% to $146.2 million for the second quarter of 1995 from $110.7 million for the second quarter of 1994. The gains in results of operations stemmed from increased MTVN advertising revenues and increased operating results of the television stations and radio stations. MTVN revenues of $236.4 million, EBITDA of $94.2 million and earnings from operations of $81.9 million increased 19%, 20% and 20%, respectively. The increase in MTVN's revenues was principally attributable to higher advertising revenues due to rate increases. MTVN's EBITDA and earnings from operations gains were driven by the increased advertising revenues partially offset by higher operating costs, as well as aggregate losses of $4.8 million and $3.4 million for 1995 and 1994, respectively, associated with the development of MTV Latino, VH-1 UK, Nickelodeon Magazine and The Goods.

Entertainment (Motion pictures and television programming, movie theaters, and new media and interactive services)

The Entertainment segment is comprised of Paramount Pictures, Spelling Entertainment Group Inc. ("Spelling"), and the former Viacom Entertainment. Revenues increased 71% to $935.3 million for the second quarter of 1995 from $548.5 million for the second quarter of 1994. EBITDA increased 86% to $148.1 million for the second quarter of 1995 from $79.6 million for the second quarter of 1994. Earnings from operations increased 127% to $115.1 million for the second quarter of 1995 from $50.8 million for the second quarter of 1994. The higher results of operations are attributable to a number of factors, notably the strong home video and foreign box office performance of Paramount Pictures' Forrest Gump, the domestic release of Congo and Braveheart, as well as the sale of certain syndication rights of the Carsey Werner produced television shows to Carsey Werner.

Video and Music/Theme Parks

The Video and Music/Theme Parks segment is comprised of Blockbuster Video and Music, and Paramount Parks. Revenues increased 13% to $813.9 million for the second quarter of 1995 from $721.0 million for the second quarter of 1994. EBITDA increased 36% to $204.7 million for the second quarter of 1995 from $150.8 million for the second quarter of 1994. Earnings from operations increased 69% to $117.0 million for the second quarter of 1995 from $69.3 million for the second quarter of 1994. The gains in results of operations primarily reflect the increased number of domestic Company-owned

                    Management's Discussion and Analysis of Results of
                           Operations and Financial Condition


video stores in operation in 1995 as compared to 1994, as well as modest increases in same-store sales, partially offset by increased overall operating and overhead expenses. Music stores revenues increased $4.7 million, EBITDA and earnings from operations decreased $8.7 million and $11.0 million, respectively, reflecting the highly competitive music retail environment. The Theme Parks are primarily open during the second and third quarters and therefore typically record the majority of revenues, EBITDA and earnings from operations during those periods. Theme Parks revenues increased $5.4 million, EBITDA increased $.3 million and earnings from operations decreased $1.0 million reflecting increased attendance partially offset by increased operating and depreciation expenses.

Publishing (Education; Consumer; and International, Business and Professional)

Revenues increased 5% to $490.5 million for the second quarter of 1995 from $469.1 million for the second quarter of 1994. EBITDA increased 1% to $57.1 million for the second quarter of 1995 from $56.6 million for the second quarter of 1994. Earnings from operations decreased 14% to $20.7 million for the second quarter of 1995 from $24.0 million for the second quarter of 1994. Results of operations primarily reflect increased Educational Group sales with the strongest improvements in the Elementary and Secondary groups due to increased adoption opportunities, partially offset by lower operating results for the Consumer group, reflecting a generally weaker mix of titles in 1995 as compared to 1994, and lower operating results of the Business and Professional Group due to increased operating and development costs partially offset by stronger sales.

Cable Television (Cable Television Systems)

Cable Television revenues increased 6% to $110.0 million for the second quarter of 1995 from $103.5 million for the second quarter of 1994, primarily attributable to increased primary and premium revenues. EBITDA increased 10% to $45.0 million for the second quarter of 1995 from $40.8 million for the second quarter of 1994. Earnings from operations increased 15% to $24.6 million for the second quarter of 1995 from $21.4 million for the second quarter of 1994. The increased results of operations reflect a 16% and 4% increase in average premium and primary customers, respectively, partially offset by an 8% decrease for the average premium rate. Average rates for primary customers increased slightly. Total revenues per primary customer per month increased 2% to $31.61 for the second quarter of 1995 from $30.94 for the second quarter of 1994.

On July 25, 1995, Viacom announced a multi-step transaction which, if completed, would result in the spin-off of its cable operations and their subsequent acquisition by Tele Communications, Inc (see Note 3 of Notes to Consolidated Financial Statements).

Other Income and Expense Information
------------------------------------

Interest Expense, net
Net interest expense of $206.3 million for the second quarter of 1995 compared to $102.7 million for the second quarter of 1994 reflects increased average bank borrowings, the issuance of the 8% exchangeable subordinated debentures and 7.75% senior notes, and debt acquired as part of the Blockbuster Merger. The Company had approximately $10.7 billion and $7.2 billion principal amount of debt outstanding (including current maturities) as of June 30, 1995 and June 30, 1994, respectively, at weighted average interest rates of 7.7% and 6.2%, respectively.

                    Management's Discussion and Analysis of Results of
                           Operations and Financial Condition

Other Items, net
On April 4, 1994, the Company sold its one-third partnership interest in Lifetime for approximately $317.6 million, which resulted in a pre-tax gain of approximately $267.4 million for the second quarter of 1994. Proceeds from the sale were used to reduce outstanding debt of Viacom International.

Provision for Income Taxes
The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The annual effective tax rates of 61% for 1995 and 74% for 1994 continue to be affected by amortization of acquisition costs in excess of amounts which are deductible for tax purposes.

Due to the unusual and non-recurring nature of the gain on the sale of the one-third partnership interest in Lifetime, the full income tax effect of the transaction was reflected for the second quarter of 1994, and was excluded from the annual effective tax rate.

Equity In Earnings of Affiliates
"Equity in loss of affiliated companies, net of tax" was $16.0 million for the second quarter of 1995 as compared to "equity in earnings of affiliated companies, net of tax" of $.2 million for the second quarter of 1994, primarily reflecting an equity loss of $20.7 million related to the Company's 49.9% interest in Discovery Zone and net losses of equity investments established in 1995, partially offset by improved operating results of USA Networks.

Minority Interest
Minority interest primarily represents the minority ownership of Spelling common stock for 1995 and the minority ownership of Paramount's outstanding common stock for 1994.

Discontinued Operations
Discontinued operations reflects the results of operations of MSG which was sold March 10, 1995. The Company had acquired MSG during March 1994 as part of Paramount. (See Note 4 of Notes to Consolidated Financial Statements.)

Extraordinary Loss
During 1994, the Company and its subsidiaries entered into an aggregate $6.8 billion credit agreement. The proceeds from the credit agreement were used to refinance the previously existing bank debt of the Company and Viacom International. The Company recognized an extraordinary loss from the extinguishment of debt of $20.4 million, net of a tax benefit of $11.9 million.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1995 VERSUS SIX MONTHS
------------------------------------------------------------------------
ENDED JUNE 30, 1994
-------------------

Revenues increased to $5.6 billion for the six months ended June 30, 1995 from $2.5 billion for the six months ended June 30, 1994. EBITDA increased to $1.1 billion for the six months ended June 30, 1995 from $40.0 million for the six months ended June 30, 1994. Earnings from continuing operations increased to $723.3 million for the six months ended June 30, 1995 from a loss from continuing operations of $120.9 million for the six months ended June 30, 1994.

Revenues increased 25% to $5.6 billion for the six months ended June 30, 1995 from pro forma revenues of

                    Management's Discussion and Analysis of Results of
                           Operations and Financial Condition


$4.4 billion for the six months ended June 30, 1994. EBITDA increased 84% to $1.1 billion for the six months ended June 30, 1995 from pro forma EBITDA of $604.6 million for the six months ended June 30, 1994. Earnings from continuing operations increased 211% to $723.3 million for the six months ended June 30, 1995 from pro forma earnings from operations of $232.6 million for the six months ended June 30, 1994.

Segment Results of Operations - Historical 1995 versus Pro Forma 1994
---------------------------------------------------------------------

Networks and Broadcasting (Basic Cable and Premium Television Networks, Television and Radio Stations)

Revenues increased 14% to $985.2 million for the six months ended June 30, 1995 from $866.3 million for the six months ended June 30, 1994. EBITDA increased 25% to $299.5 million for the six months ended June 30, 1995 from $239.2 million for the six months ended June 30, 1994. Earnings from operations increased 30% to $246.7 million for the six months ended June 30, 1995 from $190.4 million for the six months ended June 30, 1994. The gains in results of operations stemmed from increased MTVN advertising revenues and increases in operating results of the television stations and radio stations. MTVN revenues of $443.2 million, EBITDA of $172.2 million and earnings from operations of $148.8 million increased 19%, 21% and 20%, respectively. The increase in MTVN's revenues was principally attributable to higher advertising revenues due to rate increases. MTVN's EBITDA and earnings from operations gains were driven by the increased advertising revenues partially offset by higher operating costs, as well as aggregate losses of $10.4 million and $6.0 million for 1995 and 1994, respectively, associated with the development of MTV Latino, VH-1 UK, Nickelodeon Magazine and The Goods.

Entertainment (Motion pictures and television programming, movie theaters, and new media and interactive services)

Revenues increased 66% to $2.0 billion for the six months ended June 30, 1995 from $1.2 billion for the six months ended June 30, 1994. EBITDA increased 506% to $337.9 million for the six months ended June 30, 1995 from $55.8 million for the six months ended June 30, 1994. Earnings from operations increased to $270.2 million for the six months ended June 30, 1995 from a loss of $7.8 million for the six months ended June 30, 1994. The higher results of operations are attributable to a number of factors, notably the strong home video and foreign box office performance of Paramount Pictures' Forrest Gump, other generally stronger theatrical box office performers in 1995 as compared to 1994, as well as the sale of certain syndication rights of the Carsey Werner produced television shows to Carsey Werner. The Company also recognized approximately $250.0 million of revenues and $68.0 million of EBITDA and earnings from operations for the six months ended June 30, 1995 resulting from the conforming of accounting policies pertaining to the television programming libraries of Viacom Entertainment, Spelling and Paramount.

Video and Music/Theme Parks

Revenues increased 12% to $1.5 billion for the six months ended June 30, 1995 from $1.3 billion for the six months ended June 30, 1994. EBITDA increased 46% to $409.9 million for the six months ended June 30, 1995 from $280.1 million for the six months ended June 30, 1994. Earnings from operations increased 105% to $258.8 million for the six months ended June 30, 1995 from $126.3 million for the six

                    Management's Discussion and Analysis of Results of
                           Operations and Financial Condition


months ended June 30, 1994. The gains in results of operations primarily reflect the increased number of domestic Company-owned video stores in operation in 1995 as compared to 1994, as well as modest increases in same-store sales, and slightly reduced operating and overhead expenses. Music stores revenues increased $7.2 million, EBITDA and earnings from operations decreased $14.0 million and $17.2 million, respectively, reflecting the highly competitive music retail environment. Theme Parks revenues increased $3.4 million, EBITDA remained constant and earnings from operations decreased $1.0 million reflecting increased attendance partially offset by increased operating and depreciation expenses.

Publishing (Education; Consumer; and International, Business and Professional)

Revenues increased 3% to $865.5 million for the six months ended June 30, 1995 from $840.3 million for the six months ended June 30, 1994. EBITDA improved 524% to $46.8 million for the six months ended June 30, 1995 from $7.5 million for the six months ended June 30, 1994. Loss from operations improved 55% to a loss of $25.7 million for the six months ended June 30, 1995 from a loss of $56.6 million for the six months ended June 30, 1994. Publishing typically has seasonally stronger operating results in the last three quarters of the year. Results of operations primarily reflect increased Educational Group sales with strongest improvements in the Elementary Group due to increased adoption opportunities and contributions from the Consumer Group front list titles at Pocket Books. EBITDA and the loss from operations for the six months ended June 30, 1994 reflects an aggregate charge of $32.8 million attributable to certain non-recurring transition costs and the pro forma results of operations of Macmillan for the two months prior to acquisition.

Cable Television (Cable Television Systems)

Cable Television revenues increased 6% to $216.0 million for the six months ended June 30, 1995 from $204.2 million for the six months ended June 30, 1994, primarily attributable to increased primary and premium revenues. EBITDA increased 8% to $87.3 million for the six months ended June 30, 1995 from $81.0 million for the six months ended June 30, 1994. Earnings from operations increased 10% to $46.9 million for the six months ended June 30, 1995 from $42.6 million for 1994. The increased results of operations reflect a 20% and 4% increase in average premium and primary customers, respectively, partially offset by an 11% decrease in the average premium rate. Average rates for primary customers remained constant. Total revenues per primary customer per month increased 2% to $31.19 for the six months ended June 30, 1995 from $30.71 for the six months ended June 30, 1994.

Other Income and Expense Information
------------------------------------

Other Items, net
For 1995, "Other Items, net" primarily reflects a gain on the sale of an investment held at cost.

Interest Expense, net
Net interest expense of $403.1 million for the six months ended June 30, 1995 compared to $150.0 million for the six months ended June 30, 1994, reflects increased average bank borrowings, the issuance of the 8% exchangeable subordinated debentures and 7.75% senior notes, and debt acquired as part of the Mergers.

                    Management's Discussion and Analysis of Results of
                           Operations and Financial Condition


Equity In Earnings of Affiliates
"Equity in losses of affiliated companies, net of tax" was $15.2 million for the six months ended June 30, 1995 as compared to "equity in earnings of affiliated companies, net of tax" of $3.7 million for the six months ended June 30, 1994, primarily reflecting an equity loss of $20.7 million related to the Company's 49.9% interest in Discovery Zone, net losses of equity investments established in 1995, the absence of Lifetime's earnings due to the sale of the Company's one-third interest during April 1994, partially offset by improved operating results of USA Networks.


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

The Company's scheduled maturities of notes payable to banks and debentures through December 31, 1999 assuming full utilization of the credit agreements are $1.5 billion (1996), $151 million (1997), $1.0 billion (1998) and $1.5 billion
(1999).

The commitments of the Company for program license fees which are not reflected in the balance sheet as of June 30, 1995, estimated to aggregate approximately $2.0 billion, principally reflect commitments under SNI's exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

The Company expects to record the majority of its operating cash flows during the second half of the year due to the seasonality of the educational publishing business, the typical timing of major motion picture releases, the summer operation of Theme Parks, the positive effect of the holiday season on advertising revenues and video stores revenues, and the impact of the broadcasting television season on television production. Net cash flow from operating activities was negative $681.2 million for the six months ended June 30, 1995 versus negative $293.2 million for the six months ended June 30,1994. Such amounts are not comparable due to the Paramount Merger and Blockbuster Merger. The operating cash flow for the six months ended June 30, 1995, includes payments for a significant level of Blockbuster video product purchases typically made in the first quarter of the year. Net cash flows from investing activities of $440.8 million for the six months ended June 30, 1995 principally reflects proceeds from the sale of MSG, partially offset by capital expenditures and other acquisitions. Net cash expenditures for investing activities of $6.1 billion for the six months ended June 30,1994, principally reflects the acquisition of the majority of the shares outstanding of Paramount and capital expenditures, partially offset by proceeds from the sale of the Company's one-third partnership interest in Lifetime. Financing activities principally reflect borrowings and repayments of debt under the credit agreements during each period presented, in 1995 the issuance of the 7.75% Senior Notes and in 1994, the sale of Class B Common Stock to Blockbuster.

                    Management's Discussion and Analysis of Results of
                           Operations and Financial Condition


On July 7, 1995, the contingent value rights ("CVRs"), which were issued in connection with the Paramount Merger, matured. The Company paid approximately $83 million in cash, or approximately $1.44 per CVR, to settle its obligation under the CVRs during the third quarter of 1995.

Capital Structure

The following table sets forth the Company's long-term debt, net of current portion as of June 30, 1995 and December 31, 1994:

                                          June 30, 1995    December 31,1994
                                          -------------    ----------------
                                                (Millions of dollars)
Notes payable to banks ...............       $ 6,782.1        $ 7,709.4
Senior debt ..........................         1,933.7            943.0
Senior subordinated debt .............           634.9            633.1
Subordinated debt ....................           944.0            938.6
Obligations under capital leases .....           345.1            127.5
Other debt ...........................            78.7             71.8
                                             ---------        ---------
                                              10,718.5         10,423.4
Less current portion .................            56.8             21.0
                                             ---------        ---------
                                             $10,661.7        $10,402.4
                                             =========        =========

During May 1995, the Company issued an aggregate principal amount of $1 billion of 7.75% Senior Notes due June 1, 2005 at a price to the public of 99.04%. Proceeds from the issuance were used to repay notes payable to banks, of which approximately $400 million was a permanent reduction of the Company's bank commitments. The 7.75% Senior Notes were issued pursuant to the shelf registration described below.

The Company and Viacom International were each in compliance with all covenants and had satisfied all financial ratios and tests as of June 30, 1995 under their respective credit agreements. The Company and Viacom International expect to remain in compliance with such covenant ratios as may be applicable from time to time during 1995.

Debt, including the current portion, as a percentage of total capitalization of the Company was 47% at June 30, 1995 and December 31, 1994.

The Company enters into interest rate exchange agreements with off-balance sheet risk in order to reduce its exposure to changes in interest rates on its variable rate long-term debt and/or take advantage of changes in interest rates. As of June 30, 1995, the Company and its subsidiaries had obtained interest rate protection agreements with respect to approximately $1.9 billion of indebtedness, of which $1.6 billion effectively change the Company's interest rate on variable rate borrowings to fixed interest rates and $250 million effectively change the Company's interest rate on fixed rate borrowings to variable interest rates. The majority of the interest rate protection agreements will mature over the next two years.

The Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock and contingent value rights of Viacom and guarantees of such debt securities by Viacom International which may be issued for aggregate gross proceeds of $3.0 billion.

                    Management's Discussion and Analysis of Results of
                           Operations and Financial Condition


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

                           PART II -- OTHER INFORMATION

Item 4. Submission of Matters for a Vote of Security Holders.

The Annual Meeting of Stockholders of Viacom Inc. was held on May 25, 1995. The following matters were voted upon at the meeting: (i) the election of 13 directors; (ii) the approval of amendments to the Viacom Inc. 1989 and 1994 Long-Term Management Incentive Plans; (iii) the approval of the Viacom Inc. 1994 Stock Option Plan for Outside Directors; and (iv) the approval of the appointment of Price Waterhouse LLP, as independent accountants of Viacom for 1995.

         The entire board of directors was reelected and the number of shares cast for or to withhold authority for the election of each director were as follows:

                                                           No. of Shares
                                     No. of Shares         Voted to Withhold
Name                                 Voted for:            Authority:
----                                 ----------            ----------

George S. Abrams                     71,112,105             95,135
Steven R. Berrard                    71,128,728             78,512
Frank J. Biondi, Jr.                 71,114,198             93,042
Philippe P. Dauman                   71,116,148             91,092
William C. Ferguson                  71,129,309             77,931
H. Wayne Huizenga                    71,112,803             94,437
George D. Johnson, Jr.               71,115,443             91,797
Ken Miller                           71,114,231             93,009
Brent D. Redstone                    71,104,073            103,167
Shari Redstone                       71,122,345             84,895
Sumner M. Redstone                   71,106,004            101,236
Frederic V. Salerno                  71,128,813             78,427
William Schwartz                     71,127,378             79,862

         The votes cast for, against or abstaining from the approval of amendments to the Viacom Inc. 1989 and 1994 Long-Term Management Incentive Plans were as follows:

Votes For:                          Votes Against:                 Abstentions:
70,645,622                          503,877                        57,741

         The votes cast for, against or abstaining from the approval of the Viacom Inc. 1994 Stock Option Plan for Outside Directors were as follows:

Votes For:                          Votes Against:                 Abstentions:
69,769,173                          779,516                        658,551

         The votes cast for, against or abstaining from the approval of the appointment of Price

Waterhouse LLP to act as independent accountants of Viacom
Inc. for 1995 were as follows:

Votes For:                          Votes Against:                 Abstentions:
71,167,812                          20,018                         19,410


Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         10.1 Amendment No. 1, dated as of May 15, 1995, to the $1.8 billion Credit Agreement, dated as of September 29, 1994, among Viacom Inc., each of the several Banks, The Bank of New York, as a Managing Agent and as the Documentation Agent, Citibank, N.A., as a Managing Agent and as the Administrative Agent, Morgan Guaranty Trust Company of New York, as a Managing Agent, JP Morgan Securities Inc., as the Syndication Agent, Bank of America NT&SA, as a Managing Agent, and the Banks identified as Agents on the signature pages thereof, as Agents.

         10.2 Amendment No. 3, dated as of May 15, 1995, to the $6.489 billion Credit Agreement, dated as of July 1, 1994, as amended as of August
5, 1994 by Amendment No. 1 and as of September 29, 1994 by Amendment No. 2, among Viacom Inc., each of the several Banks, The Bank of New York, as a Managing Agent and as the Documentation Agent, Citibank, N.A., as a Managing Agent and as the Administrative Agent, Morgan Guaranty Trust Company of New York, as a Managing Agent, JP Morgan Securities Inc., as the Syndication Agent, Bank of America NT&SA, as a Managing Agent, the Banks identified as Agents on the signature pages thereof, as Agents, and the Banks identified as Co-Agents on the signature pages thereof, as Co-Agents; and Amendment No. 2, dated as of May 15, 1995, to the $311 million Credit Agreement, dated as of July 1, 1994, as amended as of August 5, 1994 by Amendment No. 1, among Viacom Cablevision of Dayton Inc., WNYT Inc., WMZQ Inc., WVIT Inc. and Viacom International Inc., each of the several Banks, The Bank of New York, as a Managing Agent and as the Documentation Agent, Citibank, N.A., as a Managing Agent and as the Administrative Agent, Morgan Guaranty Trust Company of New York, as a Managing Agent, JP Morgan Securities Inc., as the Syndication Agent, Bank of America NT&SA, as a Managing Agent, the Banks identified as Agents on the signature pages thereof, as Agents, and the Banks identified as Co-Agents on the signature pages thereof, as Co-Agents.


         11       Statement re Computation of Net Earnings Per Share.

         27       Financial Data Schedule.

         99.1 Statement of Operations of Viacom International Inc. for the three months and six months ended June 30, 1994 (incorporated by reference to Item 1 of the Quarterly Report on Form 10-Q of Viacom International Inc. for the quarter ended June 30, 1994) (File No. 1-9554).

         99.2 Statement of Cash Flows of Viacom International Inc. for the six months ended June 30, 1994 (incorporated by reference to Item 1 of the Quarterly Report on Form 10-Q of Viacom International Inc. for the quarter ended June 30, 1994) (File No. 1-9554).

         99.3 Condensed Consolidating Balance Sheet of Viacom Inc. as of December 31, 1994 (incorporated by reference to Item 8 of the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1994) (File No. 1-9553).

(b)      Reports on Form 8-K for Viacom Inc.

                  Current Report on Form 8-K of Viacom Inc. filed on April
13, 1995 relating to the filing of certain financial information in connection with the registration statements of Viacom Inc. or Viacom International Inc. filed under the Securities Act of 1933, as amended, including the Registration Statement on Form S-3 (Reg. No. 33-53485) of Viacom Inc. and Viacom International Inc.

                  Current Report on Form 8-K of Viacom Inc. filed on May 5, 1995 relating to the filing of certain financial information in connection with the registration statements of Viacom Inc. or Viacom International Inc. filed under the Securities Act of 1933, as amended, including the Registration Statement on Form S-3 (Reg. No. 33-53485) of Viacom Inc. and Viacom International Inc.

                  Current Report on Form 8-K of Viacom Inc. filed on May 25, 1995 relating to an underwriting agreement between Viacom Inc. and Viacom International Inc. and Bear, Stearns & Co. Inc., dated May 18, 1995, pursuant to which, on May 25, 1995, Viacom Inc. issued and sold $1 billion aggregate principal amount of Viacom Inc.'s 7.75% Senior Notes due 2005, unconditionally guaranteed as to payment of principal and interest by Viacom International Inc.

                  Current Report on Form 8-K of Viacom Inc. filed on June 29, 1995 relating to Viacom Inc.'s determination not to extend the July 7, 1995 maturity date on its Contingent Value Rights ("CVRs") and its election to pay in cash the value of the CVRs upon maturity on July 7, 1995 in accordance with the CVR's terms.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    VIACOM INC.
                                          --------------------------------
                                                   (Registrant)



Date       August 14, 1995                /s/ Frank J. Biondi, Jr.
           ---------------                --------------------------------
                                          Frank J. Biondi, Jr.
                                          President,
                                          Chief Executive Officer


Date       August 14, 1995                /s/ George S. Smith, Jr.
           ---------------                --------------------------------
                                          George S. Smith, Jr.
                                          Senior Vice President,
                                          Chief Financial Officer

                                Exhibit Index
                                -------------


         10.1 Amendment No. 1, dated as of May 15, 1995, to the $1.8 billion Credit Agreement, dated as of September 29, 1994, among Viacom Inc., each of the several Banks, The Bank of New York, as a Managing Agent and as the Documentation Agent, Citibank, N.A., as a Managing Agent and as the Administrative Agent, Morgan Guaranty Trust Company of New York, as a Managing Agent, JP Morgan Securities Inc., as the Syndication Agent, Bank of America NT&SA, as a Managing Agent, and the Banks identified as Agents on the signature pages thereof, as Agents.

         10.2 Amendment No. 3, dated as of May 15, 1995, to the $6.489 billion Credit Agreement, dated as of July 1, 1994, as amended as of August 5, 1994 by Amendment No. 1 and as of September 29, 1994 by Amendment No. 2, among Viacom Inc., each of the several Banks, The Bank of New York, as a Managing Agent and as the Documentation Agent, Citibank, N.A., as a Managing Agent and as the Administrative Agent, Morgan Guaranty Trust Company of New York, as a Managing Agent, JP Morgan Securities Inc., as the Syndication Agent, Bank of America NT&SA, as a Managing Agent, the Banks identified as Agents on the signature pages thereof, as Agents, and the Banks identified as Co-Agents on the signature pages thereof, as Co-Agents; and Amendment No. 2, dated as of May 15, 1995, to the $311 million Credit Agreement, dated as of July 1, 1994, as amended as of August 5, 1994 by Amendment No. 1, among Viacom Cablevision of Dayton Inc., WNYT Inc., WMZQ Inc., WVIT Inc. and Viacom International Inc., each of the several Banks, The Bank of New York, as a Managing Agent and as the Documentation Agent, Citibank, N.A., as a Managing Agent and as the Administrative Agent, Morgan Guaranty Trust Company of New York, as a Managing Agent, JP Morgan Securities Inc., as the Syndication Agent, Bank of America NT&SA, as a Managing Agent, the Banks identified as Agents on the signature pages thereof, as Agents, and the Banks identified as Co-Agents on the signature pages thereof, as Co-Agents.

         11       Statement re Computation of Net Earnings Per Share.

         27       Financial Data Schedule.

         99.1 Statement of Operations of Viacom International Inc. for the three months and six months ended June 30, 1994 (incorporated by reference to Item 1 of the Quarterly Report on Form 10-Q of Viacom International Inc. for the quarter ended June 30, 1994) (File No. 1-9554).

         99.2 Statement of Cash Flows of Viacom International Inc. for the six months ended June 30, 1994 (incorporated by reference to Item 1 of the Quarterly Report on Form 10-Q of Viacom International Inc. for the quarter ended June 30, 1994) (File No. 1-9554).

         99.3 Condensed Consolidating Balance Sheet of Viacom Inc. as of December 31, 1994 (incorporated by reference to Item 8 of the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1994) (File No. 1-9553).