Form 10-Q
period 1995-09-30
VIACOM INC
filed 1995-11-14
CIK 813828

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995
                                               ------------------
                          Commission file number 1-9553


                                   VIACOM INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                         04-2949533
            --------------------------------------------------------
            (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)      identification No.)

              1515 Broadway, New York, New York           10036
            --------------------------------------------------------
              (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code (212) 258-6000
                                                          ---------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____.

Number of shares of Common Stock Outstanding at October 31, 1995:

     Class A Common Stock, par value $.01 per share - 74,957,976

     Class B Common Stock, par value $.01 per share - 293,545,231

                         PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS.

  VIACOM INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
  (Unaudited; all amounts, except per share amounts, are in millions)

                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                              1995                  1994
                                                                              ----                  ----

 Revenues                                                               $    3,062.4          $    2,135.4

 Expenses:
      Operating.........................................................     1,766.4               1,195.7
      Selling, general and administrative...............................       585.5                 400.0
      Depreciation and amortization.....................................       220.9                 116.9
                                                                        ------------          ------------
      Total expenses....................................................     2,572.8               1,712.6
                                                                        ------------          ------------

 Earnings from continuing operations....................................       489.6                 422.8

 Other income (expense):
      Interest expense, net.............................................      (209.1)               (162.5)
      Other items, net..................................................        (8.0)                 (4.5)
                                                                        -------------         -------------
 Earnings from continuing operations before income taxes................       272.5                 255.8

      (Provision) benefit for income taxes..............................      (166.3)                 70.9
      Equity in earnings (losses) of affiliated companies, net of tax...       (14.2)                  8.6
      Minority interest.................................................         1.8                   (.2)
                                                                         -----------          ---------------
 Net earnings from continuing operations................................        93.8                 335.1
      Loss from discontinued operations, net of tax (See Note 4)........          --                  (7.8)
                                                                        ------------          -------------
 Net earnings                                                                   93.8                 327.3
      Cumulative convertible preferred stock dividend requirement.......       (15.0)                (15.0)
                                                                        -------------         -------------
 Net earnings attributable to common stock..............................$       78.8          $      312.3
                                                                        ============          ============

 Weighted average number of common shares:
      Primary...........................................................       376.1                 221.1
      Fully diluted.....................................................       376.4                 247.2

 Primary earnings per common share:
      Net earnings from continuing operations...........................$       .21           $        1.45
      Net earnings......................................................$       .21           $        1.41

 Fully diluted earnings per common share:
      Net earnings from continuing operations...........................$       .21           $        1.36
      Net earnings......................................................$       .21           $        1.32


                 See notes to consolidated financial statements.

  VIACOM INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
  (Unaudited; all amounts, except per share amounts, are in millions)

                                                                                             NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                      1995                   1994
                                                                                      ----                   ----
 Revenues                                                                       $    8,623.2            $    4,585.8

 Expenses:
      Operating...............................................................       5,199.4                 2,834.1
      Selling, general and administrative.....................................       1,602.4                 1,172.0
      Depreciation and amortization...........................................         608.5                   277.8
                                                                                ------------            ------------
      Total expenses..........................................................       7,410.3                 4,283.9
                                                                                ------------            ------------

 Earnings from continuing operations..........................................       1,212.9                   301.9

 Other income (expense):
      Interest expense, net...................................................        (612.2)                 (312.5)
      Other items, net (See Note 5)...........................................          18.3                   258.8
                                                                                ------------            ------------
 Earnings from continuing operations before income taxes......................         619.0                   248.2

      Provision for income taxes..............................................        (377.6)                 (113.3)
      Equity in earnings (losses) of affiliated companies, net of tax.........         (29.4)                   12.3
      Minority interest.......................................................          (1.6)                   18.0
                                                                                -------------           ------------
 Net earnings from continuing operations......................................         210.4                   165.2
      Earnings (loss) from discontinued operations, net of tax (See Note 4)...           7.6                    (5.0)
                                                                                ------------            -------------
 Net earnings before extraordinary loss.......................................         218.0                   160.2
      Extraordinary loss (See Note 7).........................................            --                   (20.4)
                                                                                -------------           -------------
 Net earnings                                                                          218.0                   139.8
      Cumulative convertible preferred stock dividend requirement.............         (45.0)                  (60.0)
                                                                                -------------           -------------
 Net earnings attributable to common stock....................................  $      173.0            $       79.8
                                                                                ============            ============

 Weighted average number of common shares:
      Primary.................................................................         374.8                   164.2
      Fully diluted...........................................................         375.1                   164.5

 Primary earnings per common share:
      Net earnings from continuing operations.................................  $        .44            $       .64
      Net earnings............................................................  $        .46            $       .49

 Fully diluted earnings per common share:
      Net earnings from continuing operations.................................  $        .44            $       .64
      Net earnings............................................................  $        .46            $       .49

                         See notes to consolidated financial statements.

  VIACOM INC. AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS
  (Unaudited; all amounts, except per share amounts, are in millions)

                                                                                   SEPTEMBER 30,         DECEMBER 31,
                                                                                         1995                1994
                                                                              -------------------     ---------------
    ASSETS
    Current Assets:
          Cash and cash equivalents...........................................    $       548.8         $       597.7
          Receivables, less allowances of $103.5 (1995) and $75.8 (1994)......          2,042.0               1,638.8
          Inventory (See Note 8)..............................................          2,209.7               1,817.8
          Other current assets................................................            649.1                 503.5
          Net assets of discontinued operations (See Note 4)..................               --                 697.4
                                                                                  -------------           -----------
               Total current assets...........................................          5,449.6               5,255.2
                                                                                  -------------           -----------

    Property and equipment, at cost...........................................          3,719.5               3,099.6
          Less accumulated depreciation.......................................            715.5                 516.5
                                                                                  -------------           -----------
               Net property and equipment.....................................          3,004.0               2,583.1
                                                                                  -------------           -----------

    Inventory (See Note 8)....................................................          2,157.1               1,944.5
    Intangibles, at amortized cost............................................         16,384.9              16,111.7
    Other assets..............................................................          2,315.7               2,379.2
                                                                                  -------------           -----------
                                                                                  $    29,311.3         $    28,273.7
                                                                                  =============         =============

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
          Accounts payable....................................................    $       640.8          $      770.9
          Accrued interest....................................................            120.3                 234.9
          Accrued compensation................................................            397.3                 340.6
          Participants' share, residuals and royalties payable................            796.7                 630.0
          Other current liabilities...........................................          2,363.1               2,154.8
                                                                                  -------------           -----------
               Total current liabilities......................................          4,318.2               4,131.2
                                                                                  -------------           -----------

     Long-term debt...........................................................         10,892.2              10,402.4
     Other liabilities........................................................          2,067.2               1,948.5
     Commitments and contingencies (See Note 10)

     Shareholders' Equity:
          Preferred Stock, par value $.01 per share; 200.0 shares
               authorized; 24.0 shares issued and outstanding.................          1,200.0               1,200.0
          Class A Common Stock, par value $.01 per share;
               200.0 shares authorized; 74.9 (1995) and 74.6 (1994)
               shares issued and outstanding..................................               .8                    .7
          Class B Common Stock, par value $.01 per share;
               1,000.0 shares authorized; 293.4 (1995) and 284.1 (1994)
               shares issued and outstanding..................................              2.9                   2.8
          Additional paid-in capital..........................................         10,647.5              10,579.5
          Retained earnings...................................................            183.6                  10.6
          Cumulative translation adjustment...................................             (1.1)                 (2.0)
                                                                                  --------------         ------------
                                                                                       12,033.7              11,791.6
                                                                                  -------------          ------------
                                                                                  $    29,311.3          $   28,273.7
                                                                                  =============          ============

                        See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; all amounts are in millions)

                                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                  1995              1994
                                                                                                  ----              ----
   NET CASH FROM OPERATING ACTIVITIES:
     Net earnings......................................................................   $      218.0        $   139.8
     Adjustments to reconcile net earnings to net cash flow from operating activities:
       Depreciation and amortization...................................................          608.5            277.8
       Gain on the sale of an investment (See Note 5)..................................          (26.9)            --
       Equity in (earnings) losses of affiliated companies.............................           29.4            (12.3)
       Merger-related charges (See Note 2).............................................              --           332.1
       Gain on sale of Lifetime, net of tax (See Note 5)...............................              --          (164.4)
       Extraordinary loss, net of tax (See Note 7).....................................              --            20.4
       Increase in receivables.........................................................         (403.6)          (305.8)
       Increase in inventory and related liabilities, net..............................         (217.8)          (222.0)
       (Decrease) increase in accounts payable and accrued expenses....................         (666.8)              .7
       Increase (decrease) in income taxes payable and
          deferred income taxes, net...................................................           46.4           (182.9)
       Increase in pre-publication costs, net..........................................          (45.7)           (21.4)
       (Increase) decrease in prepaid expenses and other current assets................         (129.6)            72.4
       (Increase) decrease in unbilled receivables.....................................          (69.8)            13.8
       Other, net......................................................................          (46.7)            74.9
                                                                                          -------------       ---------
     NET CASH FLOW FROM OPERATING ACTIVITIES...........................................         (704.6)            23.1
                                                                                          -------------       ---------

     INVESTING ACTIVITIES:
        Proceeds from dispositions.....................................................        1,436.1            317.6
        Acquisitions, net of cash acquired.............................................         (470.9)        (6,309.9)
        Capital expenditures...........................................................         (506.3)          (191.9)
        Investments in and advances to affiliated companies............................          (93.9)           (38.4)
        Distributions from affiliated companies........................................           64.1             23.9
        Proceeds from sale of short-term investments...................................          248.0            128.4
        Payments for purchase of short-term investments................................         (258.3)           (81.1)
        Other, net.....................................................................            8.1            (12.5)
                                                                                          ------------        ----------
     NET CASH FLOW FROM INVESTING ACTIVITIES...........................................          426.9         (6,163.9)
                                                                                          ------------        ---------

     FINANCING ACTIVITIES:
        Short-term borrowings from (repayments to) banks, net..........................         (754.9)         3,625.0
        Proceeds from issuance of 7.75% Senior Notes...................................          990.4                --
        Proceeds from issuance of Class B Common Stock.................................              --         1,250.0
        Settlement of CVRs.............................................................          (81.9)             --
        Payment of Preferred Stock dividends...........................................          (45.0)           (57.7)
        Proceeds from exercise of stock options........................................          149.9              2.6
        Deferred financing fees........................................................          (10.9)           (87.1)
        Other, net.....................................................................          (18.8)           (20.7)
                                                                                          -------------       ----------
     NET CASH FLOW FROM FINANCING ACTIVITIES...........................................          228.8          4,712.1
                                                                                          ------------        ---------
        Net decrease in cash and cash equivalents......................................          (48.9)        (1,428.7)
        Cash and cash equivalents at beginning of the period...........................          597.7          1,882.4
                                                                                          ------------        ---------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................   $      548.8        $   453.7
                                                                                          ============        =========


     SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash payments for interest, net of amounts capitalized.........................   $      737.4        $   226.9
        Cash payments for income taxes.................................................          313.9             44.4

     NON CASH INVESTING AND FINANCING:
        Property and equipment acquired under capitalized leases.......................          242.2             26.5
        Paramount Merger Consideration.................................................              --         2,930.3
        Blockbuster Merger Consideration...............................................              --         7,622.8
        Settlement of VCRs with Class B Common Stock...................................          402.6               --

                             See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

Viacom Inc. (the "Company") is a diversified entertainment and publishing company with operations in five segments: (i) Networks and Broadcasting, (ii) Entertainment, (iii) Video and Music/Theme Parks, (iv) Publishing and (v) Cable Television. Paramount Communications Inc. and subsidiaries ("Paramount") and Blockbuster Entertainment Corporation and subsidiaries ("Blockbuster") results of operations are included in the Company's consolidated results of operations commencing March 1, 1994, and October 1, 1994, respectively. (See Note 2.)


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

Net earnings per common share -- Primary net earnings per common share is calculated based on the weighted average number of common shares outstanding during each period and, if dilutive, the effects of common shares potentially issuable in connection with variable common rights ("VCRs"), stock options and warrants and, in 1994, the contingent value rights ("CVRs"). For the third quarter of 1994, fully diluted earnings per common share also reflects the effect of the assumed conversion of the Preferred Stock. For each of the other periods presented, the effect of the assumed conversion of the Preferred Stock is antidilutive and, therefore, is not reflected in fully diluted net earnings per common share.


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

On July 7, 1995, the CVRs, which were issued in connection with the Paramount Merger, matured. The Company paid approximately $82 million in cash, or approximately $1.44 per CVR, to settle its obligation under the CVRs.

Results of operations for the nine months ended September 30, 1994, include certain merger-related charges to the Company's pre-merger businesses reflecting the integration with similar Paramount units, and related management and strategic changes principally related to the merger with

                          VIACOM INC. AND SUBSIDIARIES

Paramount. The merger-related charges of $90.7 million for Networks and Broadcasting, and $224.0 million for Entertainment principally relate to adjustments of programming assets based upon new management strategies and additional programming sources resulting from the merger with Paramount, and also include a charge of $17.4 million to reflect the combination of Viacom International and Paramount staffs.

On September 29, 1994, Blockbuster was merged with and into the Company (the "Blockbuster Merger").

On September 29, 1995, the VCRs which were issued in connection with the Blockbuster Merger, matured. The Company issued approximately 6.1 million shares of Viacom Inc. Class B Common Stock, or .022665 of Viacom Inc. Class B Common Stock per VCR, to settle its obligation under the VCRs.

The unaudited condensed pro forma results of operations data for the nine months ended September 30, 1994 presented below assumes that the (i) Paramount Merger,
(ii) Blockbuster Merger, (iii) Paramount acquisition of the U.S. publishing assets of Macmillan Inc. (i, ii, and iii being referred to as the "Mergers"),
(iv) sale of the one-third partnership interest in Lifetime and (v) sale of Madison Square Garden Corporation (see Note 4) occurred on January 1, 1994. The unaudited condensed pro forma results of operations data was prepared based upon the historical consolidated results of operations of the Company for the nine months ended September 30, 1994, Paramount and Macmillan for the two months ended February 28, 1994, and Blockbuster for the nine months ended September 30, 1994, adjusted to exclude the non-recurring merger-related charges of $332.1 million. Financial information for Paramount and Blockbuster subsequent to the dates of acquisition are included in the Company's historical information. The following unaudited pro forma information is not necessarily indicative of the combined results of operations of the Company, Paramount and Blockbuster that would have occurred if the completion of the transactions had occurred on the date previously indicated nor are they necessarily indicative of future operating results of the combined company (millions of dollars, except per share amounts):

Revenues                                                            $  7,344.2
Earnings from continuing operations...............................       733.6
Net earnings from continuing operations before preferred
  stock dividends.................................................       146.5
Net earnings attributable to common stock.........................       101.5
Primary and fully diluted earnings per common share...............  $       .25

During each of the periods presented, the Company has also acquired or sold certain other businesses. The contribution of these businesses in the aggregate are not significant, nor are they expected to have a material effect on the Company's results on a continuing basis.

3) POTENTIAL TRANSACTIONS

On August 10, 1995, the Company announced its intent to sell Spelling Entertainment Group Inc. ("Spelling"). The Company also announced its intent to acquire Spelling's interest in Virgin Interactive Entertainment Limited ("Virgin"). An independent committee of Spelling's Board of Directors has been 00000d to negotiate the terms of the Virgin transaction. The Company acquired Spelling and Virgin as a part of the Blockbuster Merger.

                          VIACOM INC. AND SUBSIDIARIES

During July 1995, the Company entered into an agreement to split-off its cable systems to its shareholders through a dutch-auction exchange offer. The exchange offer will allow shareholders to exchange shares of Viacom Inc. Class A or Class B Common Stock for shares of cumulative, redeemable exchangeable preferred stock of a subsidiary of Viacom that holds its cable systems. Prior to the consummation of the exchange offer, such subsidiary will enter into a $1.7 billion credit agreement, the proceeds of which will be transferred to another subsidiary of Viacom. The Company also entered into a definitive agreement with Tele-Communications, Inc. ("TCI") under which a subsidiary of TCI, through a capital contribution of $350 million in cash, will purchase all of the common shares of such subsidiary immediately following the split-off. National Amusements, Inc., which owns approximately 25% of Viacom Inc. Class A and Class B Common Stock on a combined basis, will not participate in the exchange offer. The exchange offer and related transactions are subject to several conditions, including regulatory approvals, receipt of a tax ruling and consummation of the exchange offer. The Company expects, if the conditions are met, the transactions will close in the first quarter of 1996.


4) DISPOSITION

On March 10, 1995, the Company sold Madison Square Garden Corporation, which included the Madison Square Garden Arena, The Paramount theater, the New York Knickerbockers, the New York Rangers and the Madison Square Garden Network (collectively "MSG") to a joint venture of ITT Corporation and Cablevision Systems Corporation for closing proceeds of $1.009 billion, representing the sale price of approximately $1.075 billion, less approximately $66 million in working capital adjustments. MSG was acquired by the Company as part of Paramount with its book value recorded at fair value and therefore no gain was recorded on its sale. Proceeds from the sale of MSG and other dispositions were used to repay notes payable to banks, of which approximately $600 million represents a permanent reduction of the Company's bank commitments.

                          VIACOM INC. AND SUBSIDIARIES

MSG has been accounted for as a discontinued operation and, accordingly, its operating results and net assets have been separately disclosed in the consolidated financial statements. Summarized results of operations and financial position data for MSG, reflected in the Company's financial statements, are as follows (millions of dollars, except per share amounts):

                                                            NINE MONTHS ENDED             THREE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
RESULTS OF OPERATIONS:                                    1995(1)              1994              1994
                                                          ----                 ----              ----
Revenues...............................................   $91.5                $192.8            $36.3
Earnings (loss) from operations before
     income taxes......................................    12.7                  (8.3)           (13.0)
(Provision) benefit for income taxes...................    (5.1)                  3.3              5.2
Net earnings (loss)....................................     7.6                  (5.0)            (7.8)
Net earnings (loss) per common share...................    $.02                 $(.03)           $(.04)

FINANCIAL POSITION:                                 DECEMBER 31, 1994
                                                    -----------------
Current assets.........................................   $107.8
Net property, plant and equipment......................    312.9
Other assets...........................................    409.4
Total liabilities......................................   (132.7)
                                                          ------
Net assets of discontinued operations..................    $697.4
                                                          =======

------------------------------
(1) Reflects results of operations through disposition.


5) OTHER ITEMS, NET

For the nine months ended September 30, 1995, "Other items, net" primarily reflects a gain on the sale of an investment.

On April 4, 1994, the Company sold its one-third partnership interest in Lifetime for $317.6 million, which resulted in a pre-tax gain of $267.4 million for the second quarter of 1994. Proceeds from the sale were used to reduce outstanding debt of Viacom International.


6) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The annual effective tax rates of 61% for 1995 and negative 54% for 1994 continue to be affected by amortization of acquisition costs in excess of amounts which are deductible for tax purposes.

Due to the unusual and non-recurring nature of the gain on the sale of the one-third partnership interest in Lifetime, the full income tax effect of the transaction was reflected in the second quarter of 1994, and was excluded from the annual effective tax rate.

                          VIACOM INC. AND SUBSIDIARIES

7) EXTRAORDINARY LOSS

During 1994, the Company and its subsidiaries entered into credit facilities, the proceeds from which were used to refinance the previously existing bank debt of the Company and Viacom International. The Company recognized an extraordinary loss from the extinguishment of debt of $20.4 million, net of a tax benefit of $11.9 million, or $.12 per share for the nine months ended September 30, 1994.


8) INVENTORIES

Inventories consist of the following:

                                                                          SEPTEMBER 30, 1995   DECEMBER 31, 1994
                                                                          ------------------   -----------------
                                                                                   (Millions of dollars)
Prerecorded music and video cassettes ..........................            $       464.1     $      509.2
Video cassette rental inventory.................................                    437.6            297.6
Publishing:
      Finished goods............................................                    298.3            218.9
      Work in process...........................................                     35.1             35.8
      Material and supplies.....................................                     49.8             27.1
Other...........................................................                     87.1             73.8
                                                                            -------------     ------------
                                                                                  1,372.0          1,162.4
      Less current portion......................................                    934.5            830.9
                                                                            -------------     ------------

                                                                            $       437.5     $      331.5
                                                                            =============     ============
Theatrical and television inventory:
      Theatrical and television productions:
           Released.............................................            $     1,624.8     $    1,488.0
           Completed, not released..............................                     33.6             12.8
           In process and other.................................                    355.6            260.8
      Program rights............................................                    980.8            838.3
                                                                            -------------     ------------

                                                                                  2,994.8          2,599.9
      Less current portion......................................                  1,275.2            986.9
                                                                            -------------     ------------

                                                                            $     1,719.6     $    1,613.0
                                                                            =============     ============

Total non-current inventory.....................................            $     2,157.1     $    1,944.5
                                                                            =============     ============


9) LONG-TERM DEBT

During May 1995, the Company issued an aggregate principal amount of $1 billion of 7.75% Senior Notes due June 1, 2005 at a price to the public of 99.04%. Proceeds from the issuance were used to repay notes payable to banks, of which approximately $400 million was a permanent reduction of the Company's bank commitments.

                          VIACOM INC. AND SUBSIDIARIES

10) COMMITMENTS AND CONTINGENCIES

The commitments of the Company for program license fees which are not reflected in the balance sheet as of September 30, 1995, estimated to aggregate approximately $2.2 billion, principally reflect commitments under Showtime Networks Inc.'s ("SNI's") exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.


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

The following condensed consolidating financial statements as of and for the three months and nine months ended September 30, 1995, present the results of operations, financial position and cash flows of Viacom (carrying investments in Viacom International under the equity method), Viacom International (carrying investments in non-guarantor affiliates under the equity method), and non-guarantor affiliates of Viacom, and the eliminations necessary to arrive at the information for the Company on a consolidated basis. Viacom International's statement of operations for the three months and nine months ended September 30, 1994 and statement of cash flows for the nine months ended September 30, 1994, and the condensed consolidating balance sheet of the Company as of December 31, 1994, as previously filed on Form 10-Q and Form 10-K, respectively, are incorporated by reference herein.

                          VIACOM INC. AND SUBSIDIARIES

                                                                       THREE MONTHS ENDED SEPTEMBER 30, 1995
                                                                                        NON-                            THE
                                                                       VIACOM         GUARANTOR                       COMPANY
                                                        VIACOM      INTERNATIONAL    AFFILIATES      ELIMINATIONS  CONSOLIDATED
                                                        ------      -------------    ----------      ------------  ------------
                                                                                   (In millions)
 Revenues.....................................       $     880.5    $    264.0     $   1,922.4     $    (4.5)       $  3,062.4

 Expenses:
     Operating................................             630.0          79.0         1,061.9          (4.5)          1,766.4
     Selling, general and administrative......              61.6         108.8           415.1            --             585.5
     Depreciation and amortization............              78.3          11.3           131.3            --             220.9
                                                     -----------    ----------     -----------     ---------        ----------

          Total expenses......................             769.9         199.1         1,608.3          (4.5)          2,572.8
                                                     -----------    ----------     -----------     ----------       ----------

 Earnings from continuing operations..........             110.6          64.9           314.1            --             489.6

 Other income (expense):
     Interest expense, net....................            (177.1)        (25.9)           (6.1)           --            (209.1)
     Other items, net.........................                --          (1.6)           (6.4)           --              (8.0)
                                                     -----------    -----------    ------------    ---------        -----------
 Earnings (loss) from continuing operations
     before income taxes......................             (66.5)         37.4           301.6            --             272.5
     Benefit (provision) for income taxes.....              12.9         (15.8)         (163.4)           --            (166.3)
     Equity in earnings of affiliated
       companies, net of tax..................             145.6         133.1           (15.0)       (277.9)            (14.2)
     Minority interest........................               1.8            --              --            --               1.8
                                                     -----------    ----------     -----------     ---------        ----------

 Net earnings from continuing operations......              93.8         154.7           123.2        (277.9)             93.8
     Cumulative convertible preferred
       stock dividend requirement.............             (15.0)           --              --            --             (15.0)
                                                     ------------   ----------     -----------     ---------        -----------

 Net earnings attributable to common stock....       $      78.8    $    154.7     $     123.2     $  (277.9)       $     78.8
                                                     ===========    ==========     ===========     ==========       ==========

                          VIACOM INC. AND SUBSIDIARIES

                                                                           NINE MONTHS ENDED SEPTEMBER 30, 1995
                                                                                          NON-                            THE
                                                                         VIACOM         GUARANTOR                       COMPANY
                                                          VIACOM      INTERNATIONAL    AFFILIATES   ELIMINATIONS     CONSOLIDATED
                                                          ------      -------------    ----------   ------------     ------------
                                                                                     (In millions)
 Revenues.........................................     $   2,586.4    $    682.1      $   5,364.5    $      (9.8)       $ 8,623.2

 Expenses:
     Operating....................................         1,746.0         213.5          3,249.7           (9.8)         5,199.4
     Selling, general and administrative..........           209.4         303.8          1,089.2             --          1,602.4
     Depreciation and amortization................           222.5          31.1            354.9             --            608.5
                                                       -----------    ----------      -----------    -----------      -----------

          Total expenses..........................         2,177.9         548.4          4,693.8           (9.8)         7,410.3
                                                       -----------    ----------      -----------    ------------     -----------

 Earnings from continuing operations..............           408.5         133.7            670.7             --          1,212.9

 Other income (expense):
     Interest expense, net........................          (521.9)        (72.3)           (18.0)            --           (612.2)
     Other items, net.............................              --          25.7             (7.4)            --             18.3
                                                       -----------    ----------      ------------   -----------      -----------
 Earnings (loss) from continuing operations
     before income taxes..........................          (113.4)         87.1            645.3             --            619.0
     Benefit (provision) for income taxes.........             4.5         (43.6)          (338.5)            --           (377.6)
     Equity in earnings of affiliated
       companies, net of tax......................           328.5         314.3              8.6         (680.8)           (29.4)
     Minority interest............................            (1.6)           --               --             --             (1.6)
                                                       ------------   ----------      -----------    -----------      ------------

 Net earnings from continuing operations..........           218.0         357.8            315.4         (680.8)           210.4
     Earnings from discontinued
       operations, net of tax ....................              --            --              7.6             --              7.6
                                                       -----------    ----------      -----------    -----------      -----------

 Net earnings                                                218.0         357.8            323.0         (680.8)           218.0
     Cumulative convertible preferred
       stock dividend requirement.................           (45.0)           --               --             --            (45.0)
                                                       ------------   ----------      -----------    -----------      ------------

 Net earnings attributable to common stock........     $     173.0    $    357.8      $     323.0    $    (680.8)     $     173.0
                                                       ===========    ==========      ===========    ===========      ===========

                          VIACOM INC. AND SUBSIDIARIES

                                                                    SEPTEMBER 30, 1995
                                                  ---------------------------------------------------------
                                                                                                NON-
                                                                           VIACOM             GUARANTOR
                                                         VIACOM         INTERNATIONAL        AFFILIATES
                                                         ------         -------------        ----------
                                                                                          (In millions)
   ASSETS
   Current Assets:
         Cash and cash equivalents............     $      216.3      $       299.8       $        32.7
         Receivables, less allowances.........            223.9              241.0             1,594.6
         Inventory............................            713.1              115.2             1,381.4
         Other current assets.................             99.3              109.3               452.3
                                                   ------------      -------------     ---------------
            Total current assets..............          1,252.6              765.3             3,461.0
                                                   ------------      -------------     ---------------

   Property and equipment.....................            997.8              220.5             2,501.2
         Less accumulated depreciation........            110.1               38.9               566.5
                                                   ------------      -------------     ---------------
           Net property and equipment.........            887.7              181.6             1,934.7
                                                   ------------      -------------     ---------------

   Inventory..................................            538.4              157.2             1,461.5
   Intangibles, at amortized cost.............          7,187.3              573.9             8,623.7
   Investments in consolidated subsidiaries...          1,992.7           11,166.5                  --
   Other assets...............................            849.4              313.3             1,856.3
                                                   ------------      -------------     ---------------
                                                   $   12,708.1      $    13,157.8       $    17,337.2
                                                   ============      =============       =============
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
        Accounts payable......................     $      286.7      $        14.1       $       344.4
        Accrued interest......................             95.1               24.5                 0.7
        Accrued compensation..................             35.0              120.3               242.0
        Participants' share, residuals and
            royalties payable.................             82.0                  --              714.7
        Other current liabilities.............            729.8            1,211.6             1,412.9
                                                   ------------      -------------     ---------------
          Total current liabilities...........          1,228.6            1,370.5             2,714.7
                                                   ------------      -------------     ---------------

   Long-term debt.............................          8,934.4            1,557.3               580.9
   Other liabilities..........................        (10,225.5)             200.7            11,755.4

   Shareholders' equity:
        Preferred Stock.......................          1,200.0                  --                 --
        Common Stock..........................              3.7              212.3               722.9
        Additional paid-in capital............         10,647.5            8,712.4             1,162.7
        Retained earnings.....................            927.3            1,080.4               418.0
        Cumulative translation adjustment.....             (7.9)              24.2               (17.4)
                                                   -------------     -------------     ----------------
                Total shareholders' equity....         12,770.6           10,029.3             2,286.2
                                                   ------------      -------------     ---------------
                                                   $   12,708.1      $    13,157.8       $    17,337.2
                                                   ============      =============       =============


                                                         SEPTEMBER 30, 1995
                                                  ----------------------------------

                                                                             THE
                                                                           COMPANY
                                                   ELIMINATIONS         CONSOLIDATED
                                                   ------------         ------------

   ASSETS
   Current Assets:
         Cash and cash equivalents............   $          --       $       548.8
         Receivables, less allowances.........          (17.5)             2,042.0
         Inventory............................              --             2,209.7
         Other current assets.................          (11.8)               649.1
                                                 -------------       -------------
            Total current assets..............          (29.3)             5,449.6
                                                 -------------       -------------

   Property and equipment.....................              --             3,719.5
         Less accumulated depreciation........              --               715.5
                                                 -------------       -------------
           Net property and equipment.........              --             3,004.0
                                                 -------------       -------------

   Inventory..................................              --             2,157.1
   Intangibles, at amortized cost.............              --            16,384.9
   Investments in consolidated subsidiaries...       (13,159.2)                  --
   Other assets...............................          (703.3)            2,315.7
                                                 --------------      -------------
                                                 $   (13,891.8)      $    29,311.3
                                                 ==============      =============




   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
        Accounts payable......................   $        (4.4)      $       640.8
        Accrued interest......................               --              120.3
        Accrued compensation..................               --              397.3
        Participants' share, residuals and
            royalties payable.................               --              796.7
        Other current liabilities.............          (991.2)            2,363.1
                                                 --------------      -------------
          Total current liabilities...........          (995.6)            4,318.2
                                                 --------------      -------------

   Long-term debt.............................          (180.4)           10,892.2
   Other liabilities..........................           336.6             2,067.2

   Shareholders' equity:
        Preferred Stock.......................               --            1,200.0
        Common Stock..........................          (935.2)                3.7
        Additional paid-in capital............        (9,875.1)           10,647.5
        Retained earnings.....................        (2,242.1)              183.6
        Cumulative translation adjustment.....               --               (1.1)
                                                 --------------      --------------
                Total shareholders' equity....       (13,052.4)           12,033.7
                                                 --------------      -------------
                                                 $   (13,891.8)      $    29,311.3
                                                 ==============      =============

                          VIACOM INC. AND SUBSIDIARIES

                                                                              NINE MONTHS ENDED SEPTEMBER 30, 1995
                                                        ----------------------------------------------------------------------------
                                                                                          NON-                              THE
                                                                         VIACOM         GUARANTOR                          COMPANY
                                                         VIACOM      INTERNATIONAL     AFFILIATES      ELIMINATIONS     CONSOLIDATED
                                                                                       (In millions)
   NET CASH FLOW FROM OPERATING ACTIVITIES..........    $ (191.2)      $   (30.6)        $ (482.8)     $               $     (704.6)
                                                        ---------      ----------        ---------     -----------     -------------

   INVESTING ACTIVITIES:
   Proceeds from dispositions.......................          --         1,036.1            400.0                --         1,436.1
   Acquisitions, net of cash acquired...............      (123.7)           --             (347.2)               --          (470.9)
   Capital expenditures.............................      (222.4)         (123.7)          (160.2)               --          (506.3)
   Investments in and advances to
       affiliated companies.........................       (25.1)          (51.8)           (17.0)               --           (93.9)
   Distributions from affiliated companies..........          --            --               64.1                --            64.1
   Proceeds from sale of short-term investments.....          --           248.0               --                --           248.0
   Payments for purchase of short-term
       investments..................................          --          (258.3)              --                --          (258.3)
   Other, net.......................................        10.3               --            (2.2)               --             8.1
                                                       ---------       ----------        ---------     ------------       ---------
   NET CASH FLOW FROM INVESTING ACTIVITIES..........      (360.9)          850.3            (62.5)               --           426.9
                                                       ----------      ---------         ---------     ------------       ---------


   FINANCING ACTIVITIES:
   Short-term borrowings from  (repayments to)
       banks, net...................................      (758.9)              --             4.0                --          (754.9)
   Proceeds from issuance of 7.75% Senior Notes.....       990.7               --              --                --           990.7
   Increase (decrease) in intercompany
       payables ....................................       393.7          (582.7)            189.0               --              --
   Settlement of CVRs...............................       (81.9)              --              --                --           (81.9)
   Payment of Preferred Stock dividends.............       (45.0)              --              --                --           (45.0)
   Proceeds from exercise of stock options..........       149.9               --              --                --           149.9
   Deferred financing fees..........................       (10.9)              --              --                --           (10.9)
   Other, net.......................................        (4.8)           (0.6)           (13.7)               --           (19.1)
                                                     ------------   -------------     ------------     ------------    ------------
   NET CASH FLOW FROM FINANCING ACTIVITIES..........       632.8          (583.3)           179.3                --           228.8
                                                     -----------    -------------     -----------      ------------    ------------
       Net increase (decrease) in cash and
            cash equivalents........................        80.7           236.4           (366.0)               --           (48.9)
   Cash and cash equivalents at beginning
            of period...............................       135.6            63.4            398.7                --           597.7
                                                     -----------    ------------      -----------      ------------    ------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD....... $   216.3      $      299.8      $      32.7      $         --    $      548.8
                                                     =========      ============      ===========      ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Management's discussion and analysis of the combined results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes.

During 1994, the Company made two significant acquisitions. Where appropriate, the Company has merged the operations of previously existing and acquired businesses. Comparisons of results of operations have been significantly affected by such acquisitions and merging of operations. On March 11, 1994, the Company acquired a majority of the Paramount common stock outstanding at a price of $107 per share in cash. On July 7, 1994, Paramount became a wholly owned subsidiary of the Company at the effective time of the merger between Paramount and a subsidiary of the Company. On September 29, 1994, Blockbuster was merged with and into the Company. On January 3, 1995, Paramount was merged into Viacom International, a wholly owned subsidiary of the Company. Paramount's and Blockbuster's results of operations are included in the consolidated results of operations commencing March 1, 1994, and October 1, 1994, respectively.

The following tables set forth revenues; earnings (loss) from continuing operations before interest, taxes, depreciation and amortization ("EBITDA"); and earnings (loss) from continuing operations, by business segment, with the three months and nine months ended September 30, 1994 presented on a pro forma basis (as described in Note 2 of Notes to Consolidated Financial Statements) and on a historical basis. The pro forma information is provided in addition to historical information solely to assist in the comparison of results of operations and is not necessarily indicative of the combined results of operations of Viacom, Paramount and Blockbuster that would have occurred if the completion of the Mergers and related transactions had occurred on January 1, 1994. The prior period historical segment presentation has been reclassified to conform to the current presentation.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                                             THREE MONTHS ENDED        PERCENT       THREE MONTHS ENDED
                                                                SEPTEMBER 30,          CHANGE        SEPTEMBER 30, 1994
                                                           ----------------------      ------        ------------------

                                                           1995              1994
                                                           ----              ----
                                                                          PRO FORMA                       HISTORICAL
                                                                           (In millions)
REVENUES:
Networks and Broadcasting........................       $  551.1           $  478.7      15%             $    478.7
Entertainment....................................          736.8              814.1      (9)                  677.3
Video and Music/Theme Parks......................          938.6              816.5      15                   187.3
Publishing.......................................          735.3              700.8      5                    700.8
Cable Television.................................          114.0              100.4      14                   100.4
Intercompany.....................................          (13.4)              (9.3)     (44)                  (9.1)
                                                        --------           --------                      ----------
         Total...................................       $3,062.4           $2,901.2      6               $  2,135.4
                                                        ========           ========                      ==========

EBITDA:
Networks and Broadcasting........................       $  184.9           $  150.8      23%             $    150.7
Entertainment....................................           71.5              144.7      (51)                 132.8
Video and Music/Theme Parks......................          228.7              191.2      20                    48.5
Publishing.......................................          211.3              204.6      3                    204.6
Cable Television.................................           47.7               36.5      31                    36.5
Corporate........................................          (33.6)             (33.3)     (1)                  (33.4)
                                                        ---------          ---------                     ----------
         Total...................................       $  710.5           $  694.5      2               $    539.7
                                                        ========           ========                      ==========

EARNINGS (LOSS) FROM CONTINUING OPERATIONS:
Networks and Broadcasting........................       $  155.5           $  125.9      24%             $    125.9
Entertainment....................................           36.4              115.5      (68)                 108.9
Video and Music/Theme Parks......................          135.9              101.7      34                    30.3
Publishing.......................................          170.3              175.3      (3)                  175.3
Cable Television.................................           27.0               17.2      57                    17.2
Corporate........................................          (35.5)             (34.6)     (3)                  (34.8)
                                                        --------           --------                      ----------
         Total...................................       $  489.6           $  501.0      (2)             $    422.8
                                                        ========           ========                      ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                                             NINE MONTHS ENDED          PERCENT      NINE MONTHS ENDED
                                                              SEPTEMBER 30,             CHANGE         SEPTEMBER 30,
                                                           1995              1994                          1994
                                                           ----              ----                          ----
                                                                          PRO FORMA                     HISTORICAL
                                                                           (In millions)
REVENUES:
Networks and Broadcasting........................      $  1,536.3          $ 1,345.0     14%           $  1,314.1
Entertainment....................................         2,743.7            2,024.4     36               1,370.9
Video and Music/Theme Parks......................         2,447.4            2,161.1     13                 323.7
Publishing.......................................         1,600.8            1,541.1     4                1,300.0
Cable Television.................................           330.0              304.6     8                  304.6
Intercompany.....................................           (35.0)             (32.0)    (9)                (27.5)
                                                       ----------          ---------                   ----------
         Total...................................      $  8,623.2          $ 7,344.2     17            $  4,585.8
                                                       ==========          =========                   ==========

EBITDA:
Networks and Broadcasting........................      $    484.4          $   390.0     24%           $    294.3
Entertainment....................................           409.4              200.5     104                (59.0)
Video and Music/Theme Parks......................           638.6              471.3     35                  72.7
Publishing.......................................           258.1              212.1     22                 254.1
Cable Television.................................           135.0              117.5     15                 117.5
Corporate........................................          (104.1)             (92.3)    (13)               (99.9)
                                                       ----------          ---------                   ----------
         Total...................................      $  1,821.4          $ 1,299.1     40            $    579.7
                                                       ==========          =========                   ==========

EARNINGS (LOSS) FROM CONTINUING OPERATIONS:
Networks and Broadcasting........................      $    402.2          $   316.3     27%           $    226.4
Entertainment....................................           306.6              107.7     185               (110.6)
Video and Music/Theme Parks......................           394.7              228.0     73                  39.2
Publishing.......................................           144.6              118.7     22                 191.3
Cable Television.................................            73.9               59.8     24                  59.8
Corporate........................................          (109.1)             (96.9)    (13)              (104.2)
                                                       ----------          ---------                   ----------
         Total...................................      $  1,212.9          $   733.6     65            $    301.9
                                                       ==========          =========                   ==========


RESULTS OF OPERATIONS - THIRD QUARTER 1995 VERSUS THIRD QUARTER 1994
--------------------------------------------------------------------

Revenues increased to $3.1 billion for the third quarter of 1995 from $2.1 billion for the third quarter of 1994. EBITDA increased to $710.5 million for the third quarter of 1995 from $539.7 million for the third quarter of 1994. Earnings from continuing operations increased to $489.6 million for the third quarter of 1995 from $422.8 million for the third quarter of 1994.

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

Revenues increased 6% to $3.1 billion for the third quarter of 1995 from pro forma revenues of $2.9 billion for the third quarter of 1994. EBITDA increased 2% to $710.5 million for the third quarter of 1995 from pro forma EBITDA of $694.5 million for the third quarter of 1994. Earnings from continuing operations decreased 2% to $489.6 million for the third quarter of 1995 from pro forma earnings from operations of $501.0 million for the third quarter of 1994.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


SEGMENT RESULTS OF OPERATIONS - HISTORICAL 1995 VERSUS PRO FORMA 1994

NETWORKS AND BROADCASTING (Basic Cable and Premium Television Networks, Television and Radio Stations)

The Networks and Broadcasting segment is comprised of MTV Networks ("MTVN"), SNI, television stations and radio stations. Revenues increased 15% to $551.1 million for the third quarter of 1995 from $478.7 million for the third quarter of 1994. EBITDA increased 23% to $184.9 million for the third quarter of 1995 from $150.8 million for the third quarter of 1994. Earnings from operations increased 24% to $155.5 million for the third quarter of 1995 from $125.9 million for the third quarter of 1994. MTVN revenues of $274.0 million, EBITDA of $117.3 million and earnings from operations of $103.4 million increased 26%, 20% and 19%, respectively. The increase in MTVN's revenues was principally attributable to higher advertising revenues due to rate increases. MTVN's EBITDA and earnings from operations gains were driven by the increased advertising revenues partially offset by higher operating costs, as well as aggregate losses of $1.0 million and $4.8 million for 1995 and 1994, respectively, associated with the development of MTV Latino, VH-1 UK, Nickelodeon Magazine and The Goods. SNI's revenues remained constant, EBITDA increased 68% and earnings from operations increased 80% reflecting an increase of 1.7 million subscribers from September 30, 1994, lower programming and operating expenses, and the absence in 1995 of royalty revenues resulting from the settlement of an audit during 1994. The television and radio stations revenues increased 15%, EBITDA increased 9% and earnings from operations increased 11% primarily reflecting increased advertising revenues and the Company's acquisition of television stations in large markets, offset by the disposition of television stations in smaller markets.

ENTERTAINMENT (Motion Pictures and Television Programming, Movie Theaters, and New Media and Interactive Services)

The Entertainment segment is comprised of Paramount Pictures, Paramount Television, Spelling Entertainment Group Inc. ("Spelling"), and the former Viacom Entertainment. Revenues decreased 9% to $736.8 million for the third quarter of 1995 from $814.1 million for the third quarter of 1994. EBITDA decreased 51% to $71.5 million for the third quarter of 1995 from $144.7 million for the third quarter of 1994. Earnings from operations decreased 68% to $36.4 million for the third quarter of 1995 from $115.5 million for the third quarter of 1994. The decrease in results of operations is attributable to a number of factors, most notably the strong domestic box office performance of Paramount Pictures' Forrest Gump and Clear and Present Danger in 1994, partially offset by a stronger mix of home video releases in 1995 as compared to 1994.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

VIDEO AND MUSIC/THEME PARKS

The Video and Music/Theme Parks segment is comprised of Blockbuster Video and Music, and Paramount Parks. Revenues increased 15% to $938.6 million for the third quarter of 1995 from $816.5 million for the third quarter of 1994. EBITDA increased 20% to $228.7 million for the third quarter of 1995 from $191.2 million for the third quarter of 1994. Earnings from operations increased 34% to $135.9 million for the third quarter of 1995 from $101.7 million for the third quarter of 1994. The gains in results of operations primarily reflect the increased number of domestic Company-owned video stores in operation in 1995 as compared to 1994, partially offset by a slight decrease in same-store sales and increased overall operating and overhead expenses. Music stores revenues increased $7.3 million, EBITDA and earnings from operations decreased $2.6 million and $3.6 million, respectively, reflecting the highly competitive music retail environment. The Theme Parks are primarily open during the second and third quarters and therefore typically record the majority of revenues, EBITDA and earnings from operations during those periods. Theme Parks revenues increased $5.8 million, EBITDA increased $4.9 million and earnings from operations increased $1.5 million primarily reflecting increased attendance partially offset by increased operating and depreciation expenses.

PUBLISHING (Education; Consumer; and International, Business and Professional)

Revenues increased 5% to $735.3 million for the third quarter of 1995 from $700.8 million for the third quarter of 1994. EBITDA increased 3% to $211.3 million for the third quarter of 1995 from $204.6 million for the third quarter of 1994. Earnings from operations decreased 3% to $170.3 million for the third quarter of 1995 from $175.3 million for the third quarter of 1994. Results of operations primarily reflect increased Education Group sales with the strongest improvements in the Secondary and Higher Education groups due to increased adoption opportunities. These results were partially offset by lower operating results for the Consumer group, which reflect increased operating costs and depreciation and amortization expenses, partially offset by a generally stronger mix of titles in 1995 as compared to 1994.

CABLE TELEVISION (Cable Television Systems)

Cable Television revenues increased 14% to $114.0 million for the third quarter of 1995 from $100.4 million for the third quarter of 1994, primarily attributable to increased primary, premium and pay-per-view revenues. EBITDA increased 31% to $47.7 million for the third quarter of 1995 from $36.5 million for the third quarter of 1994. Earnings from operations increased 57% to $27.0 million for the third quarter of 1995 from $17.2 million for the third quarter of 1994. The increased results of operations reflect a 10% and 4% increase in average premium and primary customers, respectively, a 9% increase in primary rates, partially offset by a 4% decrease for the average premium rate. Total revenues per primary customer per month increased 9% to $32.72 for the third quarter of 1995 from $29.90 for the third quarter of 1994.

On July 24, 1995, Viacom announced a multi-step transaction which, if completed, would result in the split-off of its cable operations and the subsequent acquisition of such subsidiary by Tele-Communications, Inc. (see Note 3 of Notes to Consolidated Financial Statements.)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OTHER INCOME AND EXPENSE INFORMATION
------------------------------------

Interest Expense, net
Net interest expense of $209.1 million for the third quarter of 1995 increased from $162.5 million for the third quarter of 1994 reflecting the issuance of the 7.75% senior notes and debt acquired as part of the Blockbuster Merger. The Company had approximately $10.9 billion and $10.2 billion principal amount of debt outstanding (including current maturities) as of September 30, 1995, and September 30, 1994, respectively, at weighted average interest rates of 7.6% and 7.4%, respectively.

Provision for Income Taxes
The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The annual effective tax rates of 61% for 1995 and negative 54% for 1994 continue to be affected by amortization of acquisition costs in excess of amounts which are deductible for tax purposes.

Due to the unusual and non-recurring nature of the gain on the sale of the one-third partnership interest in Lifetime, the full income tax effect of the transaction was reflected for the second quarter of 1994, and was excluded from the annual effective tax rate.

Equity in Earnings of Affiliates
"Equity in losses of affiliated companies, net of tax" was $14.2 million for the third quarter of 1995 as compared to "equity in earnings of affiliated companies, net of tax" of $8.6 million for the third quarter of 1994, primarily reflecting an equity loss related to the Company's 49.9% interest in Discovery Zone and net losses of equity investments made in 1995.

Minority Interest
Minority interest primarily represents the minority ownership of Spelling common stock for 1995 and the minority ownership of Paramount's outstanding common stock for 1994.

Discontinued Operations
Discontinued operations reflects the results of operations of MSG, which was sold March 10, 1995. The Company had acquired MSG during March 1994 as part of Paramount. (See Note 4 of Notes to Consolidated Financial Statements.)

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995, VERSUS NINE
--------------------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 1994
-------------------------------

Revenues increased to $8.6 billion for the nine months ended September 30, 1995, from $4.6 billion for the nine months ended September 30, 1994. EBITDA increased to $1.8 billion for the nine months ended September 30, 1995, from $579.7 million for the nine months ended September 30, 1994. Earnings from continuing operations increased to $1.2 billion for the nine months ended September 30, 1995, from $301.9 million for the nine months ended September 30, 1994.

Revenues increased 17% to $8.6 billion for the nine months ended September 30, 1995, from pro forma revenues of $7.3 billion for the nine months ended September 30, 1994. EBITDA increased 40% to $1.8 billion for the nine months ended September 30, 1995, from pro forma EBITDA of $1.3

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

billion for the nine months ended September 30, 1994. Earnings from continuing operations increased 65% to $1.2 billion for the nine months ended September 30, 1995, from pro forma earnings from operations of $733.6 million for the nine months ended September 30, 1994.

SEGMENT RESULTS OF OPERATIONS - HISTORICAL 1995 VERSUS PRO FORMA 1994
---------------------------------------------------------------------

NETWORKS AND BROADCASTING (Basic Cable and Premium Television Networks, Television and Radio Stations)

Revenues increased 14% to $1.5 billion for the nine months ended September 30, 1995, from $1.3 billion for the nine months ended September 30, 1994. EBITDA increased 24% to $484.4 million for the nine months ended September 30, 1995, from $390.0 million for the nine months ended September 30, 1994. Earnings from operations increased 27% to $402.2 million for the nine months ended September 30, 1995, from $316.3 million for the nine months ended September 30, 1994. MTVN revenues of $717.2 million, EBITDA of $289.5 million and earnings from operations of $252.2 million increased 22%, 21% and 20%, respectively. The increase in MTVN's revenues was principally attributable to higher advertising revenues due to rate increases. MTVN's EBITDA and earnings from operations gains were driven by the increased advertising revenues partially offset by higher operating costs, as well as aggregate losses of $11.3 million and $10.8 million for 1995 and 1994, respectively, associated with the development of MTV Latino, VH-1 UK, Nickelodeon Magazine and The Goods. SNI's revenues increased 4%, EBITDA increased 25% and earnings from operations increased 25% reflecting the increased subscribers, partially offset by increased programming expenses and the absence in 1995 of royalty revenue resulting from an audit adjustment during 1994. The television and radio stations revenue increased 15%, EBITDA increased 27% and earnings from operations increased 41% primarily reflecting increased advertising revenues, lower operating expenses and the Company's acquisitions of television stations in large markets, offset by the disposition of television stations in smaller markets.

ENTERTAINMENT (Motion Pictures and Television Programming, Movie Theaters, and New Media and Interactive Services)

Revenues increased 36% to $2.7 billion for the nine months ended September 30, 1995, from $2.0 billion for the nine months ended September 30, 1994. EBITDA increased 104% to $409.4 million for the nine months ended September 30, 1995, from $200.5 million for the nine months ended September 30, 1994. Earnings from operations increased 185% to $306.6 million for the nine months ended
September 30, 1995, from $107.7 million for the nine months ended September 30, 1994. The higher results of operations are attributable to a number of factors, notably during 1995 the strong home video and foreign box office performance of Paramount Pictures' Forrest Gump and the sale of certain syndication rights of Carsey Werner produced television shows to Carsey Werner, as compared to the 1994 domestic theatrical success of Forrest Gump and Clear and Present Danger. The Company also recognized approximately $250.0 million of revenues and $68.0 million of EBITDA and earnings from operations for the nine months ended September 30, 1995 resulting from the conforming of accounting policies pertaining to the television programming libraries of Viacom Entertainment, Spelling and Paramount.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

VIDEO AND MUSIC/THEME PARKS

Revenues increased 13% to $2.4 billion for the nine months ended September 30, 1995, from $2.2 billion for the nine months ended September 30, 1994. EBITDA increased 35% to $638.6 million for the nine months ended September 30, 1995, from $471.3 million for the nine months ended September 30, 1994. Earnings from operations increased 73% to $394.7 million for the nine months ended September 30, 1995, from $228.0 million for the nine months ended September 30, 1994. The gains in results of operations primarily reflect the increased number of domestic Company-owned video stores in operation in 1995 as compared to 1994, as well as modest increases in same-store sales. Music stores revenues increased $14.5 million, EBITDA and earnings from operations decreased $16.6 million and $20.9 million, respectively, reflecting the highly competitive music retail environment. Theme Parks revenues increased $9.1 million, EBITDA increased $4.9 million and earnings from operations increased $.5 million reflecting increased attendance partially offset by increased operating and depreciation expenses.

PUBLISHING (Education; Consumer; and International, Business and Professional)

Revenues increased 4% to $1.6 billion for the nine months ended September 30, 1995, from $1.5 billion for the nine months ended September 30, 1994. EBITDA improved 22% to $258.1 million for the nine months ended September 30, 1995, from $212.1 million for the nine months ended September 30, 1994. Earnings from operations improved 22% to $144.6 million for the nine months ended September 30, 1995, from $118.7 million for the nine months ended September 30, 1994. Publishing typically has seasonally stronger operating results in the last three quarters of the year. Results of operations primarily reflect increased Education Group sales with strongest improvements in the Elementary Group due to increased adoption opportunities and contributions from Consumer Group front list titles at Pocket Books. EBITDA and earnings from operations for the nine months ended September 30, 1994, reflect an aggregate charge of $32.8 million attributable to certain non-recurring transition costs and the pro forma results of operations of Macmillan for the two months prior to acquisition.

CABLE TELEVISION (Cable Television Systems)

Cable Television revenues increased 8% to $330.0 million for the nine months ended September 30, 1995, from $304.6 million for the nine months ended September 30, 1994, primarily attributable to increased primary, premium and pay-per-view revenues. EBITDA increased 15% to $135.0 million for the nine months ended September 30, 1995, from $117.5 million for the nine months ended September 30, 1994. Earnings from operations increased 24% to $73.9 million for the nine months ended September 30, 1995, from $59.8 million for 1994. The increased results of operations reflect a 17% and 4% increase in average premium and primary customers, respectively, a 3% increase in primary rates, partially offset by an 8% decrease in the average premium rate. Total revenues per primary customer per month increased 4% to $31.70 for the nine months ended September 30, 1995, from $30.44 for the nine months ended September 30, 1994.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OTHER INCOME AND EXPENSE INFORMATION
------------------------------------

Other Items, net
For 1995, "Other Items, net" primarily reflects a gain on the sale of an investment.

On April 4, 1994, the Company sold its one-third partnership interest in Lifetime for approximately $317.6 million, which resulted in a pre-tax gain of approximately $267.4 million for the second quarter of 1994. Proceeds from the sale were used to reduce outstanding debt of Viacom International.

Interest Expense, net
Net interest expense of $612.2 million for the nine months ended September 30, 1995, compared to $312.5 million for the nine months ended September 30, 1994, reflects increased average bank borrowings, the issuance of the 8% exchangeable subordinated debentures and 7.75% senior notes, and debt acquired as part of the Mergers.

Equity in Earnings of Affiliates
"Equity in losses of affiliated companies, net of tax" was $29.4 million for the nine months ended September 30, 1995, as compared to "equity in earnings of affiliated companies, net of tax" of $12.3 million for the nine months ended September 30, 1994, primarily reflecting an equity loss of $29.7 million related to the Company's 49.9% interest in Discovery Zone, net losses of equity investments made in 1995 and the absence of Lifetime's earnings due to the sale of the Company's one-third interest during April 1994, partially offset by improved operating results of USA Networks.

Extraordinary Loss
During 1994, the Company and its subsidiaries entered into credit facilities, the proceeds from the which were used to refinance the previously existing bank debt of the Company and Viacom International. The Company recognized an extraordinary loss from the extinguishment of debt of $20.4 million, net of a tax benefit of $11.9 million.


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

The Company's scheduled maturities of notes payable to banks and debentures through December 31, 1999, assuming full utilization of the credit agreements are $1.5 billion (1996), $151 million (1997), $1.0 billion (1998) and $1.5 billion (1999).

The commitments of the Company for program license fees which are not reflected in the balance sheet as of September 30, 1995, estimated to aggregate approximately $2.2 billion, principally reflect commitments under SNI's exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

Net cash flow from operating activities was negative $704.6 million for the nine months ended September 30, 1995, versus $23.1 million for the nine months ended September 30, 1994. Such amounts are not comparable due to the Paramount Merger and Blockbuster Merger. The operating cash flow for the nine months ended September 30, 1995, includes payments of $1.05 billion for interest and taxes as well as payments for a significant level of Blockbuster video product purchases made, as is typical, in the first quarter of the year. Net cash flows from investing activities of $426.9 million for the nine months ended
September 30, 1995, principally reflects proceeds from the sale of MSG and other dispositions, partially offset by capital expenditures and other acquisitions. Net cash expenditures for investing activities of $6.2 billion for the nine months ended September 30, 1994, principally reflects the acquisition of the majority of the shares outstanding of Paramount and capital expenditures, partially offset by proceeds from the sale of the Company's one-third partnership interest in Lifetime. Financing activities principally reflect borrowings and repayments of debt under the credit agreements during each period presented, in 1995 the issuance of the 7.75% Senior Notes and in 1994, the sale of Class B Common Stock to Blockbuster.

On July 7, 1995, the CVRs, which were issued in connection with the Paramount Merger, matured. The Company paid approximately $82 million in cash, or approximately $1.44 per CVR, to settle its obligation under the CVRs during the third quarter of 1995.

On September 29, 1995, the VCRs which were issued in connection with the Blockbuster Merger, matured. The Company issued approximately 6.1 million shares of Viacom Inc. Class B Common Stock, or .022665 of Viacom Inc. Class B Common Stock per VCR, to settle its obligation under the VCRs.

CAPITAL STRUCTURE

The following table sets forth the Company's long-term debt, net of current portion as of September 30, 1995 and December 31, 1994:

                                           SEPTEMBER 30, 1995    DECEMBER 31, 1994
                                           ------------------    -----------------
                                                       (In Millions)
Notes payable to banks..................        $    7,012.2     $     7,709.4
Senior debt.............................             1,934.1             943.0
Senior subordinated debt................               635.9             633.1
Subordinated debt.......................               946.6             938.6
Obligations under capital leases........               351.4             127.5
Other debt..............................                58.9              71.8
                                                ------------     -------------
                                                    10,939.1          10,423.4
Less current portion....................                46.9              21.0
                                                ------------     -------------
                                                $   10,892.2     $    10,402.4
                                                ============     =============

During May 1995, the Company issued, under the shelf registration described below, an aggregate principal amount of $1 billion of 7.75% Senior Notes due June 1, 2005 at a price to the public of 99.04%. Proceeds from the issuance were used to repay notes payable to banks, of which approximately $400 million was a permanent reduction of the Company's bank commitments. The 7.75% Senior Notes were issued pursuant to the shelf registration described below.

The Company and Viacom International were each in compliance with all covenants and had satisfied all financial ratios and tests as of September 30, 1995 under their respective credit agreements. The Company and Viacom International expect to remain in compliance with such covenant ratios as may be applicable from time to time during 1995.

Debt, including the current portion, as a percentage of total capitalization of the Company was 48% and 47% at September 30, 1995 and December 31, 1994, respectively.

The Company enters into interest rate exchange agreements with off-balance sheet risk in order to reduce its exposure to changes in interest rates on its variable rate long-term debt and/or take advantage of changes in interest rates. As of September 30, 1995, the Company and its subsidiaries had obtained interest rate protection agreements with respect to approximately $1.9 billion of indebtedness, of which $1.6 billion effectively change the Company's interest rate on variable rate borrowings to fixed interest rates and $250 million effectively change the Company's interest rate on fixed rate borrowings to variable interest rates. The interest rate protection agreements will mature over the next two years.

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

                          PART II - - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits.

       11  Statement re Computation of Net Earnings Per Share.

       27  Financial Data Schedule.

       99.1 Statement of Operations of Viacom International Inc. for the three months and nine months ended September 30, 1994 (incorporated by reference to Item 1 of the Quarterly Report on Form 10-Q of Viacom International Inc. for the quarter ended September 30, 1994) (File No. 1-9554).

       99.2 Statement of Cash Flows of Viacom International Inc. for the nine months ended September 30, 1994 (incorporated by reference to Item 1 of the Quarterly Report on Form 10-Q of Viacom International Inc. for the quarter ended September 30, 1994) (File No. 1-9554).

       99.3 Condensed Consolidating Balance Sheet of Viacom Inc. as of December 31, 1994 (incorporated by reference to Item 8 of the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1994) (File No. 1-9553).

(b)    Reports on Form 8-K for Viacom Inc.

       Current Report on Form 8-K of Viacom Inc. with a report date of July 25, 1995 relating to Viacom Inc.'s agreement to split-off its cable systems to shareholders in an Exchange Offer and a related agreement with a Subsidiary of Viacom Inc. and Tele-Communications, Inc., providing for the sale of the Subsidiary to Tele-Communications, Inc.

       Current Report on Form 8-K of Viacom Inc. with a report date of September 28, 1995 relating to the established valuation of the final payout on and maturation of the Variable Common Rights issued in connection with the merger of Blockbuster Entertainment Corporation with and into Viacom Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        VIACOM INC.
                                                    -------------------------
                                                        (Registrant)



Date       November 14, 1995                        /s/ Frank J. Biondi, Jr.
           -----------------                        -------------------------
                                                    Frank J. Biondi, Jr.
                                                    President,
                                                    Chief Executive Officer




Date       November 14, 1995                        /s/ George S. Smith, Jr.
           -----------------                        -------------------------
                                                    George S. Smith, Jr.
                                                    Senior Vice President,
                                                    Chief Financial Officer

                                  Exhibit Index
                                  -------------

       11  Statement re Computation of Net Earnings Per Share.

       27  Financial Data Schedule.

       99.1 Statement of Operations of Viacom International Inc. for the three months and nine months ended September 30, 1994 (incorporated by reference to Item 1 of the Quarterly Report on Form 10-Q of Viacom International Inc. for the quarter ended September 30, 1994) (File No. 1-9554).

       99.2 Statement of Cash Flows of Viacom International Inc. for the nine months ended September 30, 1994 (incorporated by reference to Item 1 of the Quarterly Report on Form 10-Q of Viacom International Inc. for the quarter ended September 30, 1994) (File No. 1-9554).

       99.3 Condensed Consolidating Balance Sheet of Viacom Inc. as of December 31, 1994 (incorporated by reference to Item 8 of the Annual Report on
Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1994) (File No. 1-9553).