Form 10-K
period 1995-12-31
VIACOM INC
filed 1996-04-01
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K
                            ------------------------
                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 COMMISSION FILE NUMBER 1-9553
                            ------------------------

                                   VIACOM INC.
             (Exact Name Of Registrant As Specified In Its Charter)
                            ------------------------

                      Delaware                         04-2949533
          (State or Other Jurisdiction of          (I.R.S. Employer
          Incorporation Or Organization)          Identification No.)

                        1515 Broadway, New York, NY 10036
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number, including area code (212) 258-6000
                            ------------------------
           Securities Registered Pursuant to Section 12(B) of the Act:

          Title of Each Class Name of Each Exchange on Which Registered
     -----------------------------------------------------------------------
Class A Common Stock, $0.01 par value                   American Stock Exchange
Class B Common Stock, $0.01 par value                   American Stock Exchange
Warrants Expiring on July 7, 1997                       American Stock Exchange
Warrants Expiring on July 7, 1999                       American Stock Exchange
6.625% Senior Notes due 1998                            New York Stock Exchange
6.75% Senior Notes due 2003                             American Stock Exchange
7.75% Senior Notes due 2005                             American Stock Exchange
8% Exchangeable Subordinated Debentures due 2006        American Stock Exchange
7.625% Senior Debentures due 2016                       American Stock Exchange

           Securities Registered Pursuant To Section 12(G) of the Act:
                                      None
                                (Title Of Class)

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

        As of March 22, 1996, 75,099,274 shares of Viacom Inc. Class A Common Stock, $0.01 par value ("Class A Common Stock"), and 294,853,114 shares of Viacom Inc. Class B Common Stock, $0.01 par value ("Class B Common Stock"), were outstanding. The aggregate market value of the shares of Class A Common Stock (based upon the closing price of $40.875 per share as reported by the American Stock Exchange on that date) held by non-affiliates was approximately $1,207,943,150 and the aggregate market value of the shares of the Class B Common Stock (based upon the closing price of $41.75 per share as reported by the American Stock Exchange on that date) held by non-affiliates was approximately $10,366,032,214.


                       DOCUMENTS INCORPORATED BY REFERENCE

        The Definitive Proxy of the Registrant for the 1996 Annual Meeting of Shareholders (Part III to the extent described herein).

                                     Part I

Item 1.   Business.
Background

        Viacom Inc. (together with its subsidiaries and divisions, unless the context otherwise requires, the "Company") is a diversified entertainment and publishing company with operations in five segments: (i) Networks and Broadcasting, (ii) Entertainment, (iii) Video and Music/Theme Parks, (iv) Publishing, and (v) Cable Television. Through the Networks and Broadcasting segment, the Company operates MTV: MUSIC TELEVISION(R), SHOWTIME(R), NICKELODEON(R)/NICK AT NITE(R) and VH1 MUSIC FIRST(TM), among other program services, and 12 broadcast television stations and 12 radio stations. Through the Entertainment segment, which includes PARAMOUNT PICTURES(R) and the Company's approximately 75%-owned subsidiary SPELLING ENTERTAINMENT GROUP INC. ("SPELLING"), the Company produces and distributes theatrical motion pictures and television programming. Through the Video and Music/Theme Parks segment, which includes the BLOCKBUSTER(R) family of businesses and PARAMOUNT PARKS(R), the Company is the leading worldwide owner, operator and franchiser of videocassette rental and sales stores and a leading owner and operator of music stores in the U.S. In addition, PARAMOUNT PARKS owns and operates five theme parks and one water park in the U.S. and Canada. Through the Publishing segment, which includes SIMON & SCHUSTER(R), MACMILLAN PUBLISHING USA(TM) and PRENTICE HALL(R), the Company publishes and distributes educational, consumer, business, technical and professional books, and audio-video software products. Through the Cable Television segment, the Company operates cable television systems serving approximately 1.2 million customers.

        The Company was organized in Delaware in 1986 for the purpose of acquiring Viacom International Inc. ("Viacom International"). On March 11, 1994, the Company acquired a majority of outstanding shares of Paramount Communications Inc. ("Paramount Communications") by tender offer; on July 7, 1994, Paramount Communications became a wholly owned subsidiary of the Company, and, on January 3, 1995, Paramount Communications was merged into Viacom International. On September 29, 1994, Blockbuster Entertainment Corporation merged with and into the Company (the "Blockbuster Merger"). During July 1995, the Company announced an agreement to split-off its cable systems to its shareholders through a "dutch auction" exchange offer and the subsequent investment in and acquisition of all of the common stock of such entity by a subsidiary of Tele-Communications, Inc. immediately following the split-off. The exchange offer and related transactions are subject to several conditions, including regulatory approvals, receipt of a tax ruling and consummation of the exchange offer. The Company is currently exploring the sale of SPELLING and the related purchase of SPELLING's subsidiary, VIRGIN INTERACTIVE ENTERTAINMENT LIMITED ("VIRGIN INTERACTIVE"). On March 10, 1995, the Company sold Madison Square Garden Corporation for closing proceeds of approximately $1.009 billion, representing the sale price of approximately $1.075 billion, less an approximately $66 million working capital adjustment. The net after-tax proceeds of the sale were used to repay indebtedness.

        As of March 1, 1996, National Amusements, Inc. ("NAI"), a closely held corporation that owns and operates more than 1,000 movie screens in the U.S. and the U.K., owned approximately 61% of the Company's voting Class A Common Stock ("Class A Common Stock"), and approximately 25% of the Company's outstanding Class A Common Stock and non-voting Class B Common Stock ("Class B Common Stock") on a combined basis. NAI is not subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board and Chief Executive Officer of the Company.

        The Company's principal offices are located at 1515 Broadway, New York, New York 10036 (telephone 212/258-6000). At December 31, 1995, the Company and its affiliated companies employed approximately 81,700 people, of which approximately 36,500 were full-time salaried employees.


Business

Networks and Broadcasting

        Networks. The Company owns and operates advertiser-supported basic cable television program services and premium subscription television program services in the U.S. and internationally. The MTV Networks division ("MTVN") includes such owned and operated program services as MTV: MUSIC TELEVISION(R) ("MTV") in the U.S., MTV(TM) in Europe ("MTV EUROPE") and in Latin America ("MTV LATINO"), NICKELODEON(R), NICK AT NITE(R), VH1 MUSIC FIRST(TM) (in the U.S., "VH1"), and VH-1(TM) in the U.K., as well as program services in which MTVN participates as a joint venturer, including MTV(TM) in ASIA ("MTV ASIA"), NICKELODEON(TM) and THE PARAMOUNT CHANNEL(TM) in the U.K., NICKELODEON(TM) in Australia ("NICKELODEON AUSTRALIA"), and NICKELODEON(TM) and VH-1(TM) in Germany. Showtime Networks Inc. ("SNI") owns and operates SHOWTIME(R), THE MOVIE CHANNEL(TM) and FLIX(TM), and participates as a joint venturer in SUNDANCE CHANNEL(TM), a premium subscription television program service which launched on February 29, 1996. Additionally, the Company participates as a joint venturer in four advertiser-supported basic cable program services: USA NETWORK(TM) and the SCI-FI CHANNEL(TM) (both of which are operated by USA Networks), COMEDY CENTRAL(TM), and ALL NEWS CHANNEL(TM). The Company also packages satellite-delivered program services for distribution to TVRO subscribers in the U.S. through SHOWTIME SATELLITE NETWORKS(TM).

        Generally, the Company's Networks are offered to customers of cable television operators, distributors of direct-to-home satellite services ("DTH") and other multichannel distributors. DTH distributors provide service by either low-powered C-Band satellite technology (received by large satellite dishes at customers' premises, "TVRO") or mid-to high-powered K-Band satellite technology (received by smaller satellite dishes at customers' premises, "DBS") (TVRO and DBS, together, "DTH"). Cable television operators are currently the predominant distributors of the Company's Networks in the U.S. Internationally, the predominant distribution technology varies territory by territory.

        MTV Networks. MTV targets viewers from the ages of 12 to 34 with programming that consists primarily of music videos and concerts, augmented by music and general lifestyle information, comedy and dramatic series, news specials, interviews, documentaries and other youth-oriented programming. Additionally, international MTV program services are regionally customized to suit the local tastes of their young adult viewers by the inclusion of local music, programming, and on-air personalities, and use of the local language.

        MTV has expanded its business opportunities based on its programming to include, among other enterprises, MTV ONLINE(TM) which provides promotional opportunities for MTV and its programming; the MTV RADIO NETWORK(TM), which MTV licenses to Westwood One Entertainment for syndication in the U.S. and which features exclusive concert simulcasts, music information and MTV shows; an MTV line of home videos, merchandise, interactive products and books, and electronic retailing programs. MTV also pursues broadcast network and first-run syndication television opportunities and motion picture development and production through its MTV Productions business unit. The first two motion pictures produced through MTV Productions are to be released in 1996, JOE'S APARTMENT(TM) which is based on MTV programming and is to be released through Geffen Pictures/Warner Bros., and a film featuring MTV's Beavis & Butt-Head characters to be released through PARAMOUNT PICTURES. MTV has joined with POCKET BOOKS(TM), a division of SIMON & SCHUSTER, in a venture under which books are published under an MTV BOOKS imprint for the youth market. MTV has reintroduced its "Choose or Lose" political awareness campaign for the 1996 presidential election, consisting of news specials, interviews with the candidates and weekly coverage of the primary season, designed to educate and inform young viewers about the political process.

        MTV was licensed to approximately 59.6 million domestic subscribers at December 31, 1995 (based on subscriber counts provided by each distributor of the service). According to the December 1995 sample reports issued by the A.C. Nielsen Company (the "Nielsen Report"), MTV reached approximately 63.2 million domestic subscriber households.

        MTV EUROPE is designed to particularly attract the European youth market by providing a high percentage of European-sourced youth programming, featuring music videos, and including coverage of fashion, movies, news, trends and social issues. MTV EUROPE is distributed in Europe and certain countries in the former Soviet Union and the Middle East. Based on subscriber counts provided by distributors of the service, MTV EUROPE reached approximately 51.5 million subscribers at December 31, 1995. In 1995, MTV encrypted its service in Europe in order to maximize subscription revenues.

        MTV LATINO is customized for Spanish-speaking viewers in approximately 20 countries in Latin America and in the U.S. MTV LATINO was distributed to approximately 6.5 million subscribers, including 668,000 U.S. subscribers at December 31, 1995 (based on subscriber counts provided by each distributor of the service).

        MTV ASIA is operated by a joint venture of the Company and PolyGram Asia L.L.C., which was launched in the second quarter of 1995, and reached approximately 29.5 million subscribers throughout Asia at December 31, 1995 (based on subscriber counts provided by each distributor of the service). MTV ASIA consists of two separate satellite feeds, one primarily in Mandarin, the other primarily in English.

        MTVN has licensing arrangements covering the distribution of regionally-specific program services in Brazil and Japan. MTVN also licenses MTV programs, merchandise and format rights worldwide. The Company has also entered into a joint venture agreement for the development and launch of DTH programming packages anticipated to be available in the Middle East in April 1996, including programming from MTV, VH-1, NICKELODEON, THE PARAMOUNT CHANNEL (described below), and a new premium subscription movie-based program service managed by SNI called THE MOVIE CHANNEL, among other services.

        NICKELODEON combines acquired and originally produced programs in a pro-social, non-violent format comprising two distinct program units tailored to age-specific demographic audiences: NICKELODEON, targeted to audiences ages 2 to 14 (which includes NICK JR.(TM), a program block designed for 2 to 5 year olds), features live-action, animation and original children's game shows; and NICK AT NITE, which primarily attracts audiences ages 18 to 49 and offers "Classic TV"(TM) shows from various eras, including THE DICK VAN DYKE SHOW, THE MARY TYLER MOORE SHOW and TAXI. At December 31, 1995, NICKELODEON/NICK AT NITE was licensed to approximately 61.7 million domestic subscribers (based on subscriber counts provided by each distributor of the service). According to the Nielsen Report, NICKELODEON and NICK AT NITE each reached approximately 65 million subscriber households. In 1996, the Company plans to launch NICK AT NITE'S TV LAND(TM), a 24-hour, seven-days-a-week program service comprised of a broad range of well-known television programs from various genres. Upon launch, NICK AT NITE'S TV LAND will feature a wide range of genres including comedies, dramas, westerns, variety and other formats from the 1950s through the 1980s while NICK AT NITE programs will remain primarily comedies. NICKELODEON conducts its brand and character licensing programs in the U.S. and international markets by entering into merchandising agreements throughout the world. Additionally, the Company publishes a monthly NICKELODEON MAGAZINE, which had approximately 481,000 subscribers at December 31, 1995; launched NICKELODEON ONLINE(TM) which offers original content for children including live events, games and videoclips; launched NICK AT NITE ONLINE(TM), an online resource regarding classic television and pop culture; and created NICKELODEON MOVIES(TM), a new unit, which is developing a mix of story and character-driven projects based on original ideas and NICKELODEON programming, including the upcoming feature film, HARRIET THE SPY(TM), which is being co-produced with PARAMOUNT PICTURES and is expected to be released in 1996.

        NICKELODEON in the U.K. is a joint venture of the Company and British Sky Broadcasting Limited ("BSkyB") and is a 13-hour weekday and 12-hour weekend, satellite-delivered children's television program service. On November 1, 1995, PARAMOUNT PICTURES and NICKELODEON, in a joint venture with BSkyB, launched THE PARAMOUNT CHANNEL in the U.K., which features comedies, dramas, light documentaries and films during the daypart following the NICKELODEON in the U.K. program segment. NICKELODEON in Australia is operated by a joint venture of the Company and XYZ Entertainment Pty Ltd. (which is owned by Foxtel, Century Communications Corp. and United International Holdings Inc.) and is a subscription television program service which launched in October 1995. NICKELODEON in Germany, which launched in July 1995, is a joint venture of the Company, The Bear Stearns Companies Inc. ("Bear Stearns") and Ravensburger Film

& TV GmbH. This joint venture has required the receipt of certain regulatory approvals. The international NICKELODEON services deliver children's programming which generally includes U.S. NICKELODEON programming, acquired programming (including locally produced programs) and original programming produced by NICKELODEON and the applicable joint venture.

        VH1 presents music videos, long-form music-based series and specials, original concerts, music-based news and information, artist interviews and fashion, and targets an audience from the ages of 25 to 44. At December 31, 1995, VH1 was licensed to approximately 51 million domestic subscribers (based on subscriber counts provided by each distributor of the service). According to the Nielsen Report, VH1 reached approximately 53.2 million domestic subscriber households. In 1995, VH1 launched VH1 ONLINE(TM) giving viewers the opportunity to go behind the scenes at VH1 special events, chat with VH1 artists and learn more about VH1 programming. VH-1 in the U.K. was launched in September 1994 and was distributed to approximately 4.3 million viewers in the U.K. and Ireland as of December 31, 1995 (based on subscriber counts provided by each distributor of the service). VH-1 in Germany, launched in March 1995, is a joint venture of the Company and Bear Stearns. This joint venture has required the receipt of certain regulatory approvals.

        MTVN, in exchange for cash and advertising time or for promotional consideration only, licenses from record companies music videos for exhibition on MTV, VH1 and other MTVN program services. The agreements generally provide for a license period of three to five years, and in the U.S., that videos are available for debut by MTVN and are subject to exclusive exhibition periods on MTV. MTVN has entered into multi-year global music video licensing agreements with certain record companies. MTVN also has shorter term and regional clip licensing arrangements with other record companies. MTVN is negotiating and expects to conclude additional license agreements with independent labels and additional global music video license agreements with major international labels. However, there can be no assurance that such agreements can be concluded on favorable terms. MTVN is continuing to take measures to assure access to music videos worldwide. (See "Business--Competition--Networks")

        MTVN derives revenues principally from two sources: the sale of time on its own networks to advertisers and the license of the networks to cable television operators, DTH and other distributors. The sale of MTVN advertising time is affected by viewer demographics, viewer ratings and market conditions for advertising time. Adverse changes in general market conditions for advertising may affect MTVN's revenues. (See "Business--Competition--Networks")

        Showtime Networks Inc. SNI operates three commercial-free, premium subscription television program services: SHOWTIME, offering recently released theatrical feature films, drama and comedy series, boxing events, and original movies; THE MOVIE CHANNEL, offering recently released theatrical films and related programming including film festivals; and FLIX, an added-value program service featuring theatrical movies primarily from the 1960s, 70s and 80s. At December 31, 1995, SHOWTIME, THE MOVIE CHANNEL and FLIX, in the aggregate, had approximately 14.8 million cable and other subscribers in 50 states and certain U.S. territories. SUNDANCE CHANNEL, a joint venture among SNI, an affiliate of Robert Redford and an affiliate of PolyGram Filmed Entertainment Distribution

Inc., which is managed and operated by SNI, launched on February 29, 1996. SUNDANCE CHANNEL is a commercial-free 24-hour, seven-days-a-week premium subscription service, dedicated to independent film, featuring top-quality American independent films, documentaries, foreign and classic art films, shorts and animation, with an emphasis on recently released premium titles. The Company has also entered into a joint venture agreement for the development and launch of DTH programming packages anticipated to be available in the Middle East in April 1996, including a new premium subscription movie-based program service called THE MOVIE CHANNEL, which is managed by SNI, and programming from MTV EUROPE, VH-1, NICKELODEON and THE PARAMOUNT CHANNEL, among other services.

        SNI also provides special events, such as sports events, to licensees on a pay-per-view basis. In March 1995, SNI entered into an exclusive multi-year agreement with former heavyweight champion Mike Tyson and Don King Productions, Inc. for SHOWTIME EVENT TELEVISION's pay-per-view marketing and distribution of Mike Tyson's fights over three years. SHOWTIME EVENT TELEVISION(TM) is a pay-per-view distributor of special events, including boxing events. In addition, SNI, through its subsidiary, SHOWTIME SATELLITE NETWORKS INC., packages for distribution to TVRO viewers the Company's wholly owned program services, as well as COMEDY CENTRAL, USA NETWORK, the SCI-FI CHANNEL, and certain third-party program services.

        In order to exhibit theatrical motion pictures on premium subscription television, SNI enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for SHOWTIME and THE MOVIE CHANNEL, from major or independent motion picture producers and other distributors. SNI's exhibition rights cover the U.S. and may, on a contract-by-contract basis, cover additional territories. In addition to SNI's other theatrical motion picture license agreements, SNI recently entered into agreements with PolyGram Filmed Entertainment Distribution Inc. under which SNI will acquire the exclusive U.S. premium television rights to up to 100 of PolyGram's feature titles initially theatrically released in the U.S. through the year 2001; with PARAMOUNT PICTURES to acquire the exclusive U.S. premium television rights to up to 196 of PARAMOUNT PICTURES' feature films, commencing with feature films initially theatrically released in the U.S. in 1998 for a minimum seven-year period, as well as 300 titles from its film library (see "Business--Entertainment"); and with Phoenix Pictures, a new feature film production and distribution company headed by Mike Medavoy, to acquire the exclusive U.S. premium television rights to up to 40 of Phoenix Pictures' films initially theatrically released in the U.S. through the end of 2002, and to acquire an approximate 11% equity investment in Phoenix Pictures. Theatrical motion pictures are generally exhibited first on SHOWTIME and THE MOVIE CHANNEL after an initial period for theatrical, home video and pay-per-view exhibition and before the period has commenced for standard broadcast television and basic cable television exhibition. Many of the motion pictures which appear on FLIX have been previously available for standard broadcast and other exhibitions.

        SNI also arranges for the development, production and, in many cases, distribution of original programs and motion pictures. These original programs and motion pictures premiere in the U.S. on SHOWTIME, unless they are previously theatrically released. Such programming is also exploited in various media worldwide. As part of its original programming strategy, SNI intends to produce or acquire approximately 50 SHOWTIME original movies in 1996. SNI has entered into and plans to continue to enter into co-financing, co-production and/or distribution arrangements with other parties to reduce the net cost to SNI for all of its original movies.

        The cost of acquiring premium television rights to programming is the principal expense of SNI. At December 31, 1995, in addition to program acquisition commitments reflected in the Company's financial statements, SNI had commitments to acquire programming rights and original programming commitments in an aggregate amount of approximately $2 billion, most of which is payable over the next six years as part of SNI's normal programming expenditures. SNI's commitments to acquire programming rights are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

        Other Joint Ventures. USA Networks, a joint venture of the Company and MCA, Inc. ("MCA"), operates two advertiser-supported basic cable television program services in the U.S.: USA NETWORK, a general entertainment and sports channel, and the SCI-FI CHANNEL, a science fiction channel. Internationally, USA Networks operates USA NETWORK in Latin America and the SCI-FI CHANNEL in Europe. COMEDY CENTRAL, a joint venture of the Company and Home Box Office ("HBO"), a division of Time Warner, is an advertiser-supported basic cable television comedy program service. ALL NEWS CHANNEL, a joint venture of the Company and Conus Communications Company Limited Partnership, a limited partnership whose managing general partner is Hubbard Broadcasting, Inc., consists of national and international news, weather, sports and business news.

        Broadcasting. The Company owns and operates 12 television stations and 12 radio stations. All of these television and radio stations operate pursuant to the Communications Act of 1934, as amended (the "Communications Act"), and licenses granted by the Federal Communications Commission ("FCC"). Under the Telecommunications Act of 1996 (the "1996 Telecommunications Act") which was signed into law on February 8, 1996 and, upon its implementation by the FCC, licenses will be renewable every eight years. Until such implementation, licenses are renewable every five years in the case of television stations and every seven years in the case of radio stations.

        The Company's strategy has been to acquire independent television stations in major U.S. markets to the extent advantageous in conjunction with the Company's formation of the United Paramount Network(TM) ("UPN") (see "Business--Entertainment"). The Company acquired WUPA-TV (formerly WVEU-TV), serving Atlanta, Georgia, on September 1, 1995; WPSG-TV (formerly WGBS-TV), serving Philadelphia, Pennsylvania, on August 25, 1995; WBFS-TV, serving Miami-Fort Lauderdale, Florida, on August 3, 1995; and WSBK-TV, serving Boston, Massachusetts, on March 7, 1995. The Company sold KSLA-TV, a CBS affiliated station serving Shreveport, Louisiana, on September 1, 1995; WTXF-TV, a Fox Network affiliated station serving Philadelphia, Pennsylvania, on August 25, 1995; KRRT-TV, a Fox Network affiliated station serving San Antonio, Texas, on August 3, 1995; and WLFL-TV, a Fox affiliated station serving Raleigh/Durham, North Carolina, on January 17, 1995. The table below sets forth a list of the 12 television properties owned and operated by the Company at March 1, 1996.

                                                        Network Affiliation and
Station and                        Market               Expiration Date of
Metropolitan Area Served*          Rank      Type       Affiliation Agreement
- -------------------------          ------    ----       -----------------------

WPSG-TV
  Philadelphia, PA                 4         UHF        UPN/January 16, 1998
WSBK-TV
  Boston, MA                       6         UHF        UPN/January 16, 1998
WDCA-TV
  Washington, DC                   7         UHF        UPN/January 16, 1998
KTXA-TV
  Dallas-Ft. Worth, TX             8         UHF        UPN/January 16, 1998
WKBD-TV
  Detroit, MI                      9         UHF        UPN/January 16, 1998
WUPA-TV
  Atlanta, GA                      10        UHF        UPN/January 16, 1998
KTXH-TV
  Houston, TX                      11        UHF        UPN/January 16, 1998
WBFS-TV
  Miami-Ft. Lauderdale, FL         16        UHF        UPN/January 16, 1998
KMOV-TV
  St. Louis, MO                    20        VHF        CBS/December 31, 1996
WVIT-TV
  Hartford-New Haven, CT           26        UHF        NBC/February 1, 2002
WNYT-TV
  Albany-Schenectady-Troy, NY      52        VHF        NBC/February 1, 2002
WHEC-TV
  Rochester, NY                    71        VHF        NBC/February 1, 2002

*Metropolitan Areas Served are A.C. Nielsen Company's Designated Market Areas

        The Company owns and operates the following 12 radio stations: WLTW-FM, serving New York, New York (Adult Contemporary); KYSR-FM and KXEZ-FM, each serving Los Angeles, California (Adult Contemporary); WLIT-FM, serving Chicago, Illinois (Adult Contemporary); WLTI-FM, serving Detroit, Michigan (Adult Contemporary), WMZQ-AM/FM (Country), WJZW-FM (Jazz) and WBZS-AM (Business News), each serving Washington, D.C.; KBSG-AM/FM, serving Seattle/Tacoma, Washington (Oldies); and KNDD-FM, serving Seattle, Washington (Modern Rock). The Company has undertaken to divest two stations in the Washington, D.C. market as a result of multiple ownership issues arising from the acquisition of Paramount Communications (see "Business--Regulation--Broadcasting"). The Company has requested a temporary waiver of this obligation from the FCC until such time as the FCC completes its pending review of local ownership limitations. Depending on the outcome of that review, the Company may request a permanent waiver of this undertaking. In March 1996, the Company entered into agreements which will result in the exchange of KBSG-AM/FM and KNDD-FM for WAXQ-FM, serving New York, New York. On March 22, 1995, the Company sold KSOL-FM, serving San Francisco, California, and KYLZ-FM, serving Santa Cruz/San Jose, California.

Entertainment

        The Entertainment segment's principal businesses are the production and distribution of motion pictures and television programming as well as movie theater operations and new media and interactive services.

        Theatrical Motion Pictures. Through PARAMOUNT PICTURES, the Company produces, finances and distributes feature motion pictures. Motion pictures are produced by PARAMOUNT PICTURES, produced by independent producers and financed in whole or in part by PARAMOUNT PICTURES, or produced by others and distributed by PARAMOUNT PICTURES. Each picture is a separate and distinct product with its financial success dependent upon many factors, among which cost and public response are of fundamental importance. The normal distribution cycle of motion pictures produced or acquired for distribution by PARAMOUNT PICTURES is exhibition in U.S. and foreign theaters followed by videocassettes and discs, pay-per-view television, premium subscription television, network television, and basic cable television and syndicated television exploitation. During 1995, PARAMOUNT PICTURES theatrically released 14 feature motion pictures in the U.S., including, BRAVEHEART, winner of five Academy Awards including "Best Picture", CONGO, CLUELESS, THE BRADY BUNCH MOVIE and SABRINA. PARAMOUNT PICTURES plans to release approximately 20 films in 1996, including MISSION: IMPOSSIBLE, STAR TREK GENERATIONS II, THE GHOST AND THE DARKNESS, PRIMAL FEAR, BEAVIS AND BUTT-HEAD and HARRIET THE SPY, which is being co-produced with NICKELODEON.

        In seeking to maximize PARAMOUNT PICTURES' output while limiting its financial exposure, the Company has from time to time entered into agreements to distribute films produced and/or financed, in whole or in part, with other parties. For example, entities associated with the Company have agreements with companies with which Michael Douglas and Steven Reuther are associated for the production and/or financing of 12 films over a term of no less than four years. PARAMOUNT PICTURES also has an agreement with Lakeshore Entertainment Corporation ("Lakeshore") for the distribution by PARAMOUNT PICTURES of 15 films to be produced by Lakeshore over five years.

        PARAMOUNT PICTURES generally distributes its motion pictures for theatrical release outside the U.S. and Canada through United International Pictures ("UIP"), a company owned by entities associated with the Company, MGM and MCA. PARAMOUNT PICTURES distributes its motion pictures on videocassette and disc in the U.S. and Canada through PARAMOUNT HOME VIDEO and outside the U.S. and Canada, generally through Cinema International B.V., a joint venture of entities associated with the Company and MCA. PARAMOUNT PICTURES has an exclusive premium subscription television agreement with HBO for exhibition of PARAMOUNT PICTURES' new releases on U.S. premium subscription television, which includes new PARAMOUNT PICTURES motion pictures released theatrically through December 1997. PARAMOUNT PICTURES has licensed to SNI for exhibition on SHOWTIME and THE MOVIE CHANNEL the exclusive U.S. premium subscription television rights to up to 196 of PARAMOUNT PICTURES' feature films, commencing with feature films initially theatrically released in the U.S. in 1998 for a minimum seven-year period, as well as 300 titles from its film library. PARAMOUNT PICTURES also distributes its motion pictures for premium subscription television release outside the U.S. and Canada, in part through UIP, and licenses its motion pictures to home and hotel/motel pay-per-view, airlines, schools and universities. In addition, PARAMOUNT PICTURES is a joint venture partner in HBO Pacific Partners C.V., Latin American Pay Television Service, VOF, Telecine Programacao de Filmes Ltda., Pay-TV Movies Australia and Star Channel, which are premium television services in Asia, Spanish-speaking Latin America, Brazil, Australia and Japan, respectively. UIP and United Cinemas International ("UCI", as described below) are the subject of governmental inquiries by the Commission of the European Community ("EC").

        In addition to premium subscription television, most motion pictures are also licensed for exhibition on broadcast and basic cable television, with fees generally collected in installments. All of the above license fees for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the year that the films are available for such exhibition, which, among other reasons, may cause substantial fluctuation in PARAMOUNT PICTURES' operating results. At December 31, 1995, the unrecognized revenues attributable to such licensing of completed films from PARAMOUNT PICTURES' license agreements were approximately $639.3 million. PARAMOUNT PICTURES has approximately 900 motion pictures in its library.

        Television Production and Syndication. The Company also produces, acquires and distributes series, miniseries, specials and made-for-television movies primarily for network television, first-run syndication, and basic cable television. As a result of the Blockbuster Merger, the Company now owns approximately 75% of SPELLING, which includes SPELLING TELEVISION(TM), REPUBLIC PICTURES(TM) and WORLDVISION ENTERPRISES(TM) ("WORLDVISION"). The Company is currently exploring the sale of SPELLING and the related purchase of SPELLING's subsidiary, VIRGIN INTERACTIVE(TM).

        The Company's current network programming includes FRASIER(R), WINGS(TM), ALMOST PERFECT(TM), THE HOME COURT(TM), LEEZA(TM), SISTER, SISTER(TM), JAG(TM), DIAGNOSIS MURDER(TM) and GOOD COMPANY(TM), and through SPELLING, BEVERLY HILLS, 90210(TM), MELROSE PLACE(TM), MALIBU SHORES(TM) and SAVANNAH(TM). Generally, a network will license a specified number of episodes for exhibition on the network in the U.S. during the license period. All other distribution rights, including foreign and off-network syndication rights, are typically retained by the Company. The episodic license fee is normally less than the Company's and SPELLING's respective costs of producing each series episode; however, in many cases, the Company has been successful in obtaining international sales through its and SPELLING's respective syndication operations. Foreign sales are generally concurrent with U.S. network runs. Generally, a series must have a network run of at least four years to be successfully sold in syndication.

        The Company produces and/or distributes original television programming for first-run syndication which it sells directly to television stations in the U.S. on a market-by-market basis. The Company sells its programs to television stations for cash, advertising time or a combination of both. The Company's first-run syndicated programming includes such shows as STAR TREK: DEEP SPACE NINE(R), ENTERTAINMENT TONIGHT(R), HARD COPY(R), SIGHTINGS(R), THE MAURY POVICH SHOW(R), THE MONTEL WILLIAMS SHOW(TM) and beginning in 1996, REAL TV(TM) and

VIPER. In early 1995, PARAMOUNT PICTURES entered into an agreement with The Procter & Gamble Company ("P&G") pursuant to which P&G will co-finance certain network and first-run syndicated programming produced by PARAMOUNT PICTURES during the three year term of the agreement. Later in 1995, PARAMOUNT PICTURES and P&G announced a strategic alliance with NBC to develop and produce programs for network series, first-run syndication and international distribution, pursuant to which NBC has been granted specific "first-look" rights and has agreed to multiple series commitments.

        The Company produces original programming, including STAR TREK:
VOYAGER(R) and THE SENTINEL(TM), for UPN. UPN launched on January 16, 1995 in approximately 96 U.S. television markets, providing its affiliates a two-hour prime-time programming block two nights a week. At December 31, 1995, UPN had affiliates in approximately 151 U.S. television markets. On March 6, 1996, UPN added an additional night of two hours of prime-time programming. UPN is currently 100% owned by subsidiaries of BHC Communications, Inc. ("BHC"), an affiliate of Chris Craft Industries, Inc. The Company has an option exercisable through January 15, 1997 to acquire an interest in UPN equal to that of BHC and its subsidiaries for a price equivalent to approximately one-half of BHC's aggregated cash contributions to UPN through the exercise date, plus market-based interest.

        The Company distributes its television programming to basic cable program services such as USA NETWORK. On November 1, 1995, PARAMOUNT PICTURES and NICKELODEON, in a joint venture with BSkyB, launched THE PARAMOUNT CHANNEL in the U.K., which features comedies, dramas, light documentaries and films during the daypart following the NICKELODEON in the U.K. program segment. PARAMOUNT PICTURES is also a joint venture partner in TV1 Australia, a basic cable channel in Australia.

        The Company distributes or syndicates television series, feature films, made-for-television movies, miniseries and specials for television exhibition in domestic and/or international broadcast, cable and other marketplaces. Feature film and television properties distributed by the Company are produced by the Company and/or SPELLING or acquired from third parties. Third-party agreements for the acquisition of distribution rights are generally long-term and exclusive in nature; such agreements frequently guarantee a minimum recoupable advance payment to such third parties and generally provide for periodic payment to such third parties based on the amount of revenues derived from distribution activities after deduction of the Company's distribution fee, recoupment of distribution expenses and recoupment of any advance payments.

        The receipt and recognition of revenues for license fees for completed television programming in syndication and on basic cable is similar to that of feature films exhibited on television and, consequently, operating results are subject to substantial fluctuation. At December 31, 1995, the unrecognized revenues attributable to television program license agreements were approximately $502.7 million.

        Theatrical Exhibition. The Company's movie theater operations consist primarily of FAMOUS PLAYERS(R) in Canada, UCI and FILMS PARAMOUNT(TM) in Europe, and CINAMERICA(TM) in the Western U.S. UCI, a 50%-owned joint venture of entities associated with the Company and MCA, operates theaters in the U.K., Ireland, Germany, Austria and Spain. CINAMERICA, a 50%-owned joint venture of entities associated with the Company and Time Warner Inc., includes MANN(TM) and FESTIVAL(TM) Theaters, and operates 371 screens in 66 theaters in California, Colorado, Arizona and Alaska.

        New Media and Interactive Services. VIACOM INTERACTIVE MEDIA(TM) is comprised of VIACOM NEW MEDIA(TM) and VIACOM INTERACTIVE SERVICES(TM). VIACOM NEW MEDIA develops and publishes interactive entertainment software for personal computers and video game consoles on a wide variety of platforms. VIACOM NEW MEDIA derives its content from brands and franchises developed by the Company's business units, including MTV NETWORKS and PARAMOUNT TELEVISION, and also secures outside licenses and original titles. In 1995, VIACOM NEW MEDIA released 11 titles, some of which were released for multiple platforms; the titles represent 23 stock keeping units ("sku's"; a title in each platform is a distinct sku). VIACOM INTERACTIVE SERVICES collaborates with the Company's various business units to develop their respective on-line and interactive television environments. In 1995, PARAMOUNT DIGITAL ENTERTAINMENT(TM) was formed to exploit various PARAMOUNT-owned and other properties on-line, and this unit entered into an agreement with The Microsoft Network to establish STAR TREK(R) and ENTERTAINMENT TONIGHT(TM) sites on Microsoft Corporation's on-line service in 1996. VIRGIN INTERACTIVE, a subsidiary of SPELLING, develops and publishes interactive entertainment software for personal computers and video game consoles on a wide variety of platforms, and distributes products in approximately 30 countries. The Company is currently exploring the purchase of VIRGIN INTERACTIVE and the related sale of SPELLING. In 1995, VIRGIN INTERACTIVE released 41 titles, including THE 11th HOUR: THE SEQUEL TO THE 7TH GUEST, COMMAND & CONQUER, and AGILE WARRIOR: F-111, some of which were released for multiple platforms. These 1995 titles represent 50 sku's.

Video and Music/Theme Parks

        The Company operates in the home video retailing and rental business and music retailing business through its BLOCKBUSTER ENTERTAINMENT GROUP ("BLOCKBUSTER").

        Home Video Retailing. BLOCKBUSTER is the leading worldwide owner, operator and franchiser of videocassette rental and sales stores. BLOCKBUSTER VIDEO(R) stores range in size from approximately 3,800 square feet to 11,500 square feet, and generally carry a comprehensive selection of 7,000 to 13,000 prerecorded videocassettes, consisting of more than 5,000 titles. BLOCKBUSTER offers titles primarily for rental and also offers titles for purchase on a "sell-thru" basis (See "Business--Competition--Video").

        At December 31, 1995, there were 4,513 BLOCKBUSTER VIDEO stores operating worldwide; 3,180 BLOCKBUSTER VIDEO stores were operating in all 50 U.S. states, 2,537 of which were owned by the Company and 643 of which were owned by franchisees; and 1,333 BLOCKBUSTER VIDEO stores were operating in 18 foreign markets, 1,117 of which were owned by the Company, 85 were owned by various joint ventures in which the Company is a partner and 131 of which were owned by franchisees. At December 31, 1995, 576 of the Company's stores located in the United Kingdom were operated under the "BLOCKBUSTER VIDEO EXPRESS"(TM) trade name.

        During 1995, the Company entered into eight new foreign markets and acquired equity interests in certain foreign franchisees. Franchises to develop, own and operate BLOCKBUSTER VIDEO stores were granted in Colombia, Ecuador, El Salvador, Panama, Peru, Portugal and Thailand. In addition, the Company entered into a joint venture to develop, own and operate BLOCKBUSTER VIDEO stores in Germany. The Company also increased its participation in three previously franchised foreign markets during 1995. The Company acquired a 71% interest in its franchisee in Mexico, a 51% interest in its franchisee in Argentina and a 51% interest in a newly formed joint venture with its franchisee in Spain. The Company also entered into agreements pursuant to which it will manage the development and operation of BLOCKBUSTER VIDEO stores in such markets. As a result, as of December 31, 1995, 81 of the 107 BLOCKBUSTER VIDEO stores located in Mexico, all 22 BLOCKBUSTER VIDEO stores located in Argentina and all 17 BLOCKBUSTER VIDEO stores located in Spain were managed by the Company. The 26 BLOCKBUSTER VIDEO stores located in Mexico not managed by the Company were managed by joint venture partners of the Company's franchisee in Mexico.

        The Company's home video business may be affected by a variety of factors, including but not limited to, general economic trends in the movie and home video industries including the quality of new release titles available for rental and sale, acquisitions made by the Company, existing and additional competition, marketing programs, weather, special or unusual events, changes in technology, variations in the number of store openings and similar factors that may affect retailers in general. As compared to other months of the year, revenue from BLOCKBUSTER VIDEO stores in the U.S. has been, and the Company believes will continue to be, subject to decline during the months of April and May, due in part to the change to Daylight Savings Time, and during the months of September, October and November, due in part to the start of school and the introduction of new television programs.

        Music Retailing. Through music stores operating under the "BLOCKBUSTER MUSIC"(TM) trade name, BLOCKBUSTER is among the largest specialty retailers of prerecorded music in the U.S. At December 31, 1995, BLOCKBUSTER owned and operated 516 BLOCKBUSTER MUSIC stores in 34 states in the U.S. and six BLOCKBUSTER MUSIC stores in Australia. During 1995, the Company restructured its music retail joint ventures with Virgin Retail Group, Ltd. which owned and operated Virgin Megastores in the U.S., Europe and Australia. As a result of the restructuring of these joint ventures, BLOCKBUSTER acquired the four stores developed by the Australian joint venture (which were all converted to BLOCKBUSTER MUSIC stores during 1995) and retained a 19.9% interest in the European joint venture, which operated 20 Virgin Megastores at December 31, 1995. BLOCKBUSTER no longer owns any interest in the Virgin Megastores located in the U.S.

        The Company's music business may be affected by a variety of factors, including but not limited to, general economic trends and conditions in the music industry, including the quality of new titles and artists, existing and additional competition, marketing programs, changes in technology, and similar factors that may affect retailers in general. The Company's music business is seasonal, with higher than average monthly revenue experienced during the Thanksgiving and Christmas seasons, and lower than average monthly revenue experienced in September and October.

        Theme Parks. The Company, through PARAMOUNT PARKS, owns and operates five regional theme parks and one water park in the U.S. and Canada: PARAMOUNT'S CAROWINDS(R), in Charlotte, North Carolina; PARAMOUNT'S GREAT AMERICA(TM), in Santa Clara, California; PARAMOUNT'S KINGS DOMINION(TM) located near Richmond, Virginia; PARAMOUNT'S KINGS ISLAND(TM) located near Cincinnati, Ohio; and PARAMOUNT CANADA'S WONDERLAND(R) located near Toronto, Ontario. In May 1995, PARAMOUNT PARKS purchased RAGING WATERS(TM), the San Francisco Bay Area's premier water theme park located in San Jose, California. Each of the theme parks features attractions based on intellectual properties of the Company. Substantially all of the theme parks' operating income is generated from May through September. PARAMOUNT PARKS and Las Vegas Hilton Corporation expect to launch STAR TREK: THE EXPERIENCE(TM) at the Las Vegas Hilton, a futuristic-themed, interactive environment in early 1997.

        Other Entertainment. At December 31, 1995, the Company held an equity interest of approximately 49% of the outstanding common stock of Discovery Zone, Inc. ("Discovery Zone"). Discovery Zone(R) owns, operates and franchises large indoor recreational spaces known as FunCenters, and operates Leaps and Bounds indoor entertainment and fitness facilities. On March 25, 1996, Discovery Zone filed a voluntary petition with the U.S. Bankruptcy Court for the District of Delaware for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code.

Publishing

        The Company, through the SIMON & SCHUSTER family of companies, publishes and distributes hardcover and paperback books, interactive CD-ROM products, audio books, educational textbooks and supplemental educational materials, multimedia curricula, and information and reference materials for businesses and professionals. SIMON & SCHUSTER also publishes and distributes certain of its content on the Internet and commercial on-line services. In February 1994, SIMON & SCHUSTER completed the acquisition of the U.S. publishing assets of Macmillan, Inc. for approximately $553 million. Simon & Schuster's well-known imprints include SIMON & SCHUSTER, PRENTICE HALL, THE FREE PRESS(TM), POCKET BOOKS, MACMILLAN PUBLISHING USA, SCRIBNER(R), QUE(R), SILVER BURDETT GINN(R), MODERN CURRICULUM(TM), ALLYN & BACON(R), COMPUTER CURRICULUM CORPORATION(TM) and EDUCATIONAL MANAGEMENT GROUP(TM), among others. Additionally, SIMON & SCHUSTER develops special imprints and publishes titles based on MTV, NICKELODEON and PARAMOUNT PICTURES products. SIMON & SCHUSTER distributes its books directly and through third parties on a retail and wholesale basis.

        Educational Publishing. The Elementary, Secondary, Higher Education and Educational Technology groups publish elementary, secondary and college textbooks and related materials, computer-based educational products, audiovisual products and vocational and technical materials under such imprints as PRENTICE HALL, SILVER BURDETT GINN, GLOBE FEARON(TM), MODERN CURRICULUM and ALLYN & BACON, among others. In February 1995, Simon & Schuster acquired all of the outstanding stock of EDUCATIONAL MANAGEMENT GROUP, INC.(TM), an interactive educational company that develops and distributes customized instructional materials and live interactive television program services to schools and reaches more than one million students in approximately 3,800 schools. COMPUTER CURRICULUM CORPORATION(TM), a subsidiary of SIMON & SCHUSTER, delivers multimedia coursework to approximately 1.5 million students in approximately 8,000 schools in five countries. The educational marketplace is subject to seasonal fluctuations in its business which correlate to the traditional school year. SIMON & SCHUSTER sales to elementary and secondary schools are dependent, in part, on the "adoption" or selection of instructional materials by designated state agencies. Twenty-two states and some localities limit the textbooks that may be purchased with state funds to those books that have been approved by the adoption authorities.

        Consumer Publishing. The Consumer group publishes and distributes hardcover, trade paperback, mass-market books, audio books and interactive products under imprints including SIMON & SCHUSTER, POCKET BOOKS, SCRIBNER, THE FREE PRESS, SIMON & SCHUSTER TRADE PAPERBACK(TM), which includes FIRESIDE(R), TOUCHSTONE(R), SCRIBNER PAPERBACK FICTION(TM) and SIMON & SCHUSTER LIBROS EN ESPANOL(TM), as well as SIMON & SCHUSTER CHILDREN'S PUBLISHING(TM), which includes ALADDIN PAPERBACKS(TM), ATHENEUM BOOKS FOR YOUNG READERS(TM), LITTLE SIMON(R), MARGARET K. McELDERRY BOOKS(TM), NICK JR.(TM) and SIMON & SCHUSTER BOOKS FOR YOUNG READERS(TM). Titles released in 1995 included "Remember Me" and "The Lottery Winner" (Mary Higgins Clark), "All That Glitters" and "Hidden Jewel" (V.C. Andrews), "The Children's Book of Virtues" (William J. Bennett) and "The Christmas Box" (Richard Paul Evans). SIMON & SCHUSTER AUDIO(TM) is the world's largest publisher of audio books. In 1995, the Consumer Group created SIMON & SCHUSTER INTERACTIVE, which published 11 titles in 1995 and has 25 CD-ROM titles scheduled for publication in 1996. The consumer marketplace is subject to increased periods of demand in the summer months and during the end-of-year holiday season. In March 1995, SIMON & SCHUSTER acquired an approximately 20% ownership stake in Byron Preiss MultiMedia Corporation, a leading interactive software developer. SIMON & SCHUSTER ONLINE(TM), formed in January 1996, will publish original content on the Internet and commercial on-line services.

        Business and Professional Publishing. Through a wide variety of imprints, SIMON & SCHUSTER publishes a full range of business, professional training, and medical and healthcare information products, including books, newsletters, journals, seminars, videos, loose-leaf series and multimedia programs, and operates seminars. Operating units include THE NEW YORK INSTITUTE OF FINANCE(TM), APPLETON & LANGE(R), JOSSEY-BASS(TM), THE BUREAU OF BUSINESS PRACTICE(TM), AND PRENTICE HALL DIRECT(TM).

        Reference Publishing. MACMILLAN PUBLISHING USA, the umbrella identity of SIMON & SCHUSTER's reference publishing operations, is the industry leader in computer book publishing and a leader in home/library reference publishing. The unit's imprints include MACMILLAN COMPUTER PUBLISHING USA(TM) (QUE(R), SAMS(R), HAYDEN BOOKS(TM), NEW RIDERS(TM), SAMS.NET(TM), BRADY GAMES(TM) and QUE EDUCATION & TRAINING(TM)), MACMILLAN REFERENCE USA(TM) (ARCO(TM), BETTY CROCKER(R), BURPEE(TM), FROMMER'S(TM) TRAVEL GUIDE, HARRAP'S BILINGUAL

DICTIONARIES(TM), HOWELL BOOK HOUSE(TM), MONARCH(R) NOTES, J.K. LASSER(TM), THE PLACES RATED(R) ALMANAC, THE UNOFFICIAL GUIDES(TM), WEBSTER'S NEW WORLD(R), WEIGHT WATCHERS(R), ALPHA(TM), MACMILLAN BOOKS(TM), MACMILLAN COOKING AND GARDENING(TM), MACMILLAN SPECTRUM(TM), THORNDIKE(R), SCHIRMER BOOKS(TM), CHARLES SCRIBNER SONS(R) REFERENCE, G.K. HALL(TM), MACMILLAN TRAVEL(TM) and MACMILLAN DIGITAL USA(TM)) and MACMILLAN ONLINE USA(TM), the online presence for MACMILLAN PUBLISHING both on the Internet and commercial online services such as CompuServe and America Online. In July 1995, the Company acquired ZIFF-DAVIS PRESS(TM), the book publishing operation of Ziff-Davis Publishing Company, which will publish approximately 65 titles in 1996. In January 1996, the Company acquired the WAITE GROUP, INC.(R), which publishes titles on computer programming languages and emerging technologies.

        International Publishing. The Company distributes its English language books originally published in the U.S. worldwide. The Company also expects to publish approximately 1,200 books in 10 languages and 34 countries outside North America in 1996, primarily in the areas of academic, computer, English language training, and professional publishing. The publishing includes local language translation and adaptation of U.S. product and indigenous publishing. SIMON & SCHUSTER also maintains co-publishing partnerships in approximately 14 countries, such as Japan (Toppan and Impress) and the People's Republic of China, where the operations include distribution of U.S. products. In January 1994, the Company acquired German computer book publisher MARKT & TECHNIK(TM), enhancing the Company's position as the world's largest computer book publisher and providing greater opportunities for expansion into other European markets, particularly Eastern Europe.

Cable Television

        Cable Operations. At December 31, 1995, the Company, through Viacom Cable Television ("Viacom Cable"), was approximately the 12th largest multiple cable television system operator in the U.S. with approximately 1.2 million subscribers. During July 1995, the Company announced an agreement to split-off its cable systems to its shareholders through a "dutch auction" exchange offer and the subsequent investment in and acquisition of all of the common stock of such entity by a subsidiary of Tele-Communications, Inc. immediately following the split-off. The exchange offer and related transactions are subject to several conditions, including receipt of a tax ruling and consummation of the exchange offer. Viacom Cable's systems are operated pursuant to non-exclusive franchises granted by local governing authorities.

        In most of its systems, Viacom Cable offers two tiers of primary (i.e., non-premium) service: "Limited Service," which is subject to rate regulation by local franchise authorities and consists generally of local and distant broadcast stations, and all public, educational and governmental ("PEG") channels as may be required by the local franchise authorities; and the "Satellite Value Package," which, until March 31, 1999, is subject to rate regulation by the FCC and which provides additional channels of satellite-delivered cable networks, including the Company's own basic program services and joint venture services, as well as third-party services. Fees for these two levels of service constitute the major source of the systems' revenue. In addition, Viacom Cable offers a third tier of non-premium service which qualifies as a non-regulated "new product tier" in the following systems:

Nashville, TN; Dayton, OH; Pittsburg, CA; Petaluma, CA; Livermore, CA; Puget Sound South, WA; and most of Puget Sound North/Central, WA. Each such tier consists of either five or six channels of advertiser-supported cable networks.

        The Communications Act precludes rate regulation wherever a cable system faces "effective competition". None of Viacom Cable's systems is presently subject to "effective competition" and therefore none of such systems is exempt from such regulation. Pursuant to the 1996 Telecommunications Act, which amends the Communications Act, regulation of the Satellite Value Package will cease as of March 31, 1999 (even in the absence of "effective competition"). Regulation of rates for Limited Service will end only when any cable system becomes subject to "effective competition". The 1996 Telecommunications Act adds a new "effective competition" test to the three already included in the Communications Act. The new test finds effective competition in areas where a local telephone company, its affiliate, or a multichannel video programming distributor using the facilities of the telephone company or its affiliate -- irrespective of the number of subscribers to the service -- offers programming to subscribers by any means (other than DTH) in the franchise area of the cable system, provided that the programming so offered is "comparable" to the programming provided by the cable operator in that area. The new product tiers mentioned above are not rate regulated at the present time, but the FCC has reserved the right to reopen the issue of rate regulation for new product tiers in the future.

        Viacom Cable offers premium cable television programming, including the Company's premium subscription television program services, to its customers for an additional monthly fee of up to $12.95 per premium service. At December 31, 1995, the Company's cable television systems had approximately 921,000 subscriptions to premium subscription television program services.

        Viacom Cable earns revenues from sources in addition to subscriber fees. In all of its markets, revenues are generated from advertising sales as well as from commissions on the sales of products on home shopping services offered by Viacom Cable to its customers. Viacom also derives revenues, in three of its markets, from the lease of certain fiber optic capacity to partnerships engaged in competitive access telephone services. Viacom Cable has equity interests in each of these partnerships.

        Cable operators require substantial capital expenditures to construct systems and significant annual expenditures to maintain, rebuild and expand systems. System construction and operation and quality of equipment used must conform with federal, state and local electrical and safety codes and certain regulations of the FCC. Viacom Cable, like many other cable operators, is analyzing potential business applications for its broadband network, including interactive video, video on demand, data services and telephony. These applications, either individually or in combination, may require technological changes such as the installation of fiber optic cable and the capacity to engage in digital compression. Although management believes the equipment used in the cable operations is in good operating condition, except for ordinary wear and tear, the Company invests significant amounts each year to upgrade, rebuild and expand its cable systems. During the last five years, Viacom Cable's capital expenditures were as follows: 1991: $45 million; 1992: $55 million; 1993: $79 million; 1994: $100 million; and 1995: $119 million. The Company expects that Viacom Cable's capital expenditures in 1996 will be approximately $150 million.

        Viacom Cable has constructed a fiber optic cable system in Castro Valley, California to provide more channels with significantly better picture quality, and to accommodate testing of new services including an interactive on-screen programming guide known as StarSight (in which consolidated affiliates of the Company currently have an approximately 22.6% equity interest on a combined basis), other interactive programs with VIACOM INTERACTIVE MEDIA, multiplexed services, experimental interactive video and data services and access to on-line computer services and the Internet through a PC-cable modem. In January 1996, the Castro Valley system began testing full telephone service over the cable system.

                                     Viacom Cable
                                As of December 31, 1995

- --------------------------------------------------------------------------------
                                          Approximate
                       Approximate Homes  Homes        Number of
                       in Franchise Area  Passed by    Primary        Primary         Premium   Premium         Miles of
                       (1)                Cable (2)    Customers(3)   Penetration(4)  Units(5)  Penetration(6)  Cable Distribution
       Bay Area Region
              Marin(7)             81,000       77,800         63,000             81%    38,600             61%            648
             Sonoma(7)             48,000       45,700         36,100             79%    23,600             65%            542
                  Napa             33,000       32,700         24,100             74%    16,500             68%            323
       East Bay/Castro
             Valley(7)             90,000       88,700         74,700             84%    68,300             91%            691
   Pittsburg/Pinole(7)             74,000       73,900         55,500             75%    55,800            101%            572
         San Francisco            358,000      339,500        178,500             53%   148,700             83%            711
                                ---------    ---------      ---------             --    -------            ---          ------
Total Bay Area Region             684,000      658,300        431,900             66%   351,500             81%          3,487

        Ore-Cal Region
            Redding(7)             58,000       55,800         36,600             66%    21,500             59%            682
              Oroville             44,000       40,100         26,500             66%    13,000             49%            504
                 Salem             79,000       76,200         47,800             63%    29,600             62%            632
                                ---------    ---------      ---------             --    -------            ---          ------
Total Ore-Cal  Region             181,000      172,100        110,900             64%    64,100             58%          1,818

Puget Sound Region(7)             645,000      624,400        438,100             70%   302,100             69%          6,410

        Midwest Region
          Nashville(7)            271,000      240,700        146,300             61%   143,800             98%          2,357
             Dayton(7)             98,000       94,100         52,300             56%    59,600            114%            635
                                ---------    ---------      ---------             --    -------            ---          ------
Total Midwest Region              369,000      334,800        198,600             59%   203,400            102%          2,992

    Total Viacom Cable          1,879,000    1,789,600      1,179,500             66%   921,100             78%         14,707
                                =========    =========      =========             ===   =======             ===         ======

(1) Homes in franchise area represents Viacom Cable's estimate based upon local sources such as city directories, chambers of commerce, public utilities, public officials and house counts.
(2) Homes are deemed "passed by cable" if such homes can be connected without any further extension of the transmission trunk lines.
(3) Represents the number of homes connected, rather than the number of television outlets connected within such homes.
(4) Represents primary customers as a percentage of homes passed by cable.
(5) The premium unit count is based on the total number of premium services subscribed to by primary customers.
(6) Represents premium units as a percentage of primary customers.
(7) Other cable television companies have franchises and serve parts of these areas in which the Company has franchises.

Intellectual Property

        It is the Company's practice to protect its theatrical and television product, software, publications and its other original and acquired works. The following logos and trademarks are among those strongly identified with the product lines they represent and are significant assets of the Company:
VIACOM(R), the BLOCKBUSTER(R) family of marks, MACMILLAN(R), the MTV: MUSIC TELEVISION(R) family of marks, THE MOVIE CHANNEL(TM), NICK AT NITE(R) and the NICKELODEON(R) family of marks, NICK AT NITE'S TV LAND(TM), the PARAMOUNT(R) family of marks, POCKET BOOKS(TM), SIMON & SCHUSTER(R), SHOWTIME(R), the STAR TREK(R) family of marks and the VH1 MUSIC FIRST(TM) family of marks.

Competition

        All of the Company's segments compete generally with various forms of leisure, entertainment and recreational activities.


Networks

        MTVN. MTVN services are in competition for available channel space on existing cable systems and for fees from cable operators and alternative media distributors, with other cable program services, and nationally distributed and local independent television stations. MTVN also competes for advertising revenue with other cable and broadcast television programmers, and radio and print media. For basic cable television programmers such as MTVN, advertising revenues derived by each program service depend on the number of households subscribing to the service through local cable operators and other distributors. (See "Business --Competition--Entertainment")

        Certain major record companies have either launched or have announced plans to launch music-based program services in the U.S. Certain major record companies have also announced plans to launch, or have launched, music-based program services outside the U.S., including but not limited to: V-Channel which is jointly owned and operated in Asia by Star TV and four major record labels; and Viva and Viva 2, German-language music channels distributed in Germany and owned in large part by four major record labels. MuchMusic, a music service which originated in Canada, commenced U.S. distribution in spring 1995; and a MuchMusic service customized for the Latin American market is being distributed in Mexico and Argentina.

        SNI. Competition among premium subscription television program services in the U.S. is primarily dependent on: (1) the acquisition and packaging of an adequate number of recently released quality motion pictures; and (2) the offering of prices, marketing and advertising support and other incentives to cable operators and other distributors so as to favorably position and package SNI's premium subscription television program services to subscribers. HBO is the dominant company in the U.S. premium subscription television category, offering two premium subscription television program services, the HBO service and Cinemax. SNI is second to HBO with a significantly smaller share of the premium subscription television category. In addition, in February 1994, Encore Media Corp. (an affiliate of Tele-Communications, Inc.) launched Starz!, a premium subscription television program service featuring recently released motion pictures, in competition with SNI's premium program services. (See "Business--Competition--Entertainment")


Broadcasting

        The principal methods of competition in the television and radio broadcasting field are the development of audience interest through programming and promotions. While three of the Company's television stations are affiliated with NBC and another of the Company's television stations is affiliated with CBS, the Company's expansion strategy has been to seek to acquire UPN affiliates or independent stations which will become primary affiliates of UPN. At this time, UPN has limited programming. Therefore, with respect to the Company's current UPN affiliated stations, and, to the extent that the Company acquires independent stations, there will be a need for those stations to acquire additional programming to a greater extent than would otherwise be required if the stations were affiliated with the older, more established networks.

Television and radio stations compete for advertising revenues with other stations in their respective coverage areas as well as with all other advertising media. Generally, technological advances with respect to the methods of providing home entertainment alternatives and changing regulatory policies with respect to the broadcast industry may have an impact upon broadcasting's future competitive environment. In addition, the 1996 Telecommunications Act liberalizes television and radio station ownership limits and consequently allows for increased group ownership or control of stations on both a national and, with respect to radio, a local market basis. The Company is unable to predict what impact these changes will have on its businesses in each applicable market. (See "Business--Regulation--Broadcasting")

        In recent years, competition has arisen from the DBS distribution of programming which commenced in 1994. Moreover, the FCC has issued rules which may significantly increase the number of MMDS systems. The FCC has also authorized video uses of certain frequencies which have not traditionally been used or permitted for commercial video services and has issued rules which will increase the number of FM and AM stations. The FCC is also considering authorizing digital audio broadcasts, which could ultimately permit increased radio competition by satellite delivery of audio stations directly to the home (or to cars) and has authorized and is in the process of licensing low-power television stations ("LPTV stations") that may serve various communities with coverage areas smaller than those served by full conventional television stations. Because of their coverage limitations, LPTV stations may be allocated to communities which cannot accommodate a full-power television station because of technical requirements.

Entertainment

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

        In addition to the competitive factors applicable to all areas of the entertainment industry, the marketplace for interactive entertainment is also characterized by the rapid evolution of game-playing and distribution technologies.

        Recently announced transactions, resulting in greater consolidation in the entertainment and media industries, may also present significant competitive challenges to several of the Company's businesses, including its theatrical motion picture division and its basic and premium subscription program services.

Video

        The home video retail business is highly competitive. The Company believes that the principal competitive factors in the business are title selection, number of copies of titles available, the quality of customer service and pricing. The Company believes that the success of its business depends in part on its large and attractive Company-owned and franchise-owned BLOCKBUSTER VIDEO stores offering a wide selection of titles and larger and more accessible inventory than most of its competitors, in addition to more convenient store locations, faster and more efficient computerized check-in/check-out procedures, extended operating hours, effective customer service and competitive pricing.

        From time to time, home video companies and distributors offer titles at a price substantially lower than the range in which titles are ordinarily priced to home video retailers. These titles, known as "sell-thru" titles because their lower wholesale price is intended to increase the number of copies sold by retailers, consist primarily of successful children's movies and other movies that have unique characteristics or other mass ownership appeal. BLOCKBUSTER offers these titles both for rental and sale in its stores. The competition for sales of these titles is greater than "rental-priced products" due to the participation in this market of mass merchants, grocery stores and other retailers not engaged in the business of renting videocassettes. Although the number of sell-thru priced products increased in 1996, the Company believes that the substantially higher profit margins to movie studios on rental product will continue to limit the number of sell-thru titles.

        In the retail rental marketplace, the Company and its franchise owners compete with other national and regional video rental chains, local video rental stores, grocery stores and several other retailers engaged in the rental of videocassettes. As noted above, the market for sell-thru product at retail is significantly broader. The Company and its franchise owners also compete generally with other feature film distribution media, such as movie theaters and broadcast, cable and DBS television.

        A significant competitive advantage that the Company and its franchisees (and all other video retail outlets) currently enjoy over broadcast, cable and DBS television is a limited exclusive distribution "window". Generally, after the initial domestic theatrical exhibition of a film, studios make the films available to video rental outlets on an exclusive basis for a period of time. The length of this period, however, varies based upon a number of factors including, but not limited to, the box-office success of the film and license fee commitments made by pay-per-view distributors, premium subscription program services and broadcast networks to exhibit the film in such alternative windows. While certain films had shorter home video windows than historically available to retailers, the average window for major releases during the year did not differ materially from prior years and the Company does not expect this window to differ materially in 1996. However, there can be no assurances that the studios will not alter the window due to new methods of distribution or other factors.

        In 1994, several consumer product companies announced plans to introduce different types of products to exhibit prerecorded filmed entertainment products on television sets. During 1995, these companies collectively established uniform technological standards on which all such products would be based. The product, now commonly referred to as the "digital versatile disc" or "DVD" player, is based on digital technology and permits a film that is recorded in digital format on a compact disc to be shown on a standard television set. This new technology is said to offer significant benefits to consumers by enabling home video companies and their distributors to produce a lower cost, higher quality product than videocassettes. Manufacturers are planning to introduce their DVD products into the U.S. The Company is unable to determine at this time whether this new format will gain significant consumer acceptance generally or among the Company's customers. As a result, the Company is unable to determine the impact, if any, this new format will have on the Company's business. Once such technology is introduced, the Company will monitor its acceptance by the market and endeavor to exploit this new medium, both in the rental and sale of the product.

Music

        Competition among music retailers has intensified greatly over the past two years with the entry into the business of a number of mass merchants. Many of these retail chains have significantly reduced their prices on prerecorded music products (primarily new releases) to attract customers into their stores and generate sales of other, higher margin products. To protect its market share, the Company has lowered the prices at which it sells many of its products, resulting in lower revenue and reduced profit margins. Several other specialty music retail chains, however, have been unable to compete. Some of these chains have declared bankruptcy while others have begun closing unprofitable stores in an attempt to minimize operating losses. The intense competition in the industry coupled with a generally soft overall retail environment during 1995, also negatively affected many of the mass merchants.

Theme Parks

        The Company's theme parks compete directly with other theme parks in their respective geographic regions as well as generally with other forms of leisure entertainment. The profitability of the leisure-time industry is influenced by various factors which are not directly controllable, such as economic conditions, amount of available leisure time, oil and transportation prices, and weather patterns. The Company believes that its intellectual properties will enhance existing attractions and facilitate the development of new attractions to encourage visitors to the PARAMOUNT PARKS theme parks and water park.

Publishing

        Competition in the elementary, secondary and higher education textbook and the trade and paperback book fields is intense, with a number of strong competitors. In addition, the acquisition of publication rights to important book titles is highly competitive and the Company competes with numerous other book publishers. In the field of elementary and secondary school textbooks, 22 states and some local jurisdictions limit the textbooks that may be bought by school systems with state funds to those books that have been approved by adoption or listing. Competition to be included on state adoption lists is considerable. In the higher education textbook field, new books compete with used books. In addition, book piracy affects sales in certain foreign markets. A large portion of annual sales of educational textbooks is made during the June to September period. In certain areas of publishing, books are usually sold on a fully returnable basis resulting in significant product returns to publishers. In the field of information services to businesses and professionals, there are numerous organizations that provide competitive materials and services.

Cable Television

        The Company's cable television systems operate pursuant to non-exclusive franchises granted by local governing authorities (either municipal or county). The Communications Act prohibits a franchiser from granting exclusive franchises and from unreasonably refusing to award additional competitive franchises. Accordingly, other cable operators have been franchised and may continue to apply for franchises in certain areas served by the Company's cable systems. However, no new franchises were granted in such areas during 1995.

        The Company's cable systems also may compete for viewers with other distribution systems which deliver programming by MMDS (multichannel, multipoint distribution systems via microwave transmission) and SMATV (satellite transmission to a central receiving facility for distribution to a number of subscribers) or directly to subscribers via DTH technology (either TVRO or DBS). The strength of competition depends upon the availability, reliability, programming and pricing of such alternative distribution systems. Digital compression may allow cable systems to significantly increase the number of channels of programming they deliver and thereby help cable systems meet competition from these other distribution systems.

        In addition, the 1996 Telecommunications Act permits telephone companies ("telcos") to enter the business of distributing programming inside their respective service areas (telcos were previously permitted to do so outside their local telephone areas) either as traditional cable operators, as common carriers, as operators of wireless systems such as MMDS or as operators of a hybrid common carrier/cable system known as an "open video system" ("OVS") (see "Business--Regulation--Cable Television"). The 1996 Telecommunications Act also permits registered utility holding companies to provide cable services under certain conditions (these utilities were previously prohibited from doing so under the Public Utilities Holding Company Act) (see "Business--Regulation--Cable Television").

         Wireless distribution systems such as MMDS generally do not require local government franchises in order to provide service, nor will telcos require local franchises if they provide service on a common carrier or OVS basis.

        With respect to the provision of telephony services, the Company is a general partner in three partnerships that provide commercial competitive access services. These are services linking business customers to long distance carriers via private networks. Portions of these networks are owned by the partnerships and other portions are owned by the Company's local cable system and leased to the partnerships. These partnership interests will be sold as part of the proposed split-off of the Company's cable systems.

        The Company views the future success of the cable business in a competitive environment as being dependent on the supply of additional programming and new services to its customers and an increase in primary and premium subscriber penetrations.

Regulation

        The Company's businesses are either subject to or affected by regulations of federal, state and local governmental authorities. The rules, regulations, policies and procedures affecting these businesses are constantly subject to change. The descriptions which follow are summaries and should be read in conjunction with the texts of the statutes, rules and regulations described herein. The descriptions do not purport to describe all present and proposed statutes, rules and regulations affecting the Company's businesses.

Intellectual Property

        The Company conducts many of its businesses through the control and exploitation of the numerous copyrights and trademarks underlying its products and licenses; therefore, domestic and international laws affecting intellectual property have significant importance to the Company. Congress is currently considering revisions to the Copyright Act of 1976 (the "Copyright Act"), including extension of the protection term by 20 years. Congress may also consider legislation to update the Copyright Act to take into account new technological developments relating to the distribution of copyrighted materials. On November 1, 1995, the Digital Performance Right in Sound Recordings Act of 1995 was enacted, which legislation is not expected to have a material effect on the Company.

        Compulsory Copyright. Cable television and SMATV systems are subject to the Copyright Act which provides a compulsory license for carriage of broadcast signals at prescribed rates (the proceeds are divided among the various copyright holders of the programs carried on distant broadcast signals). No license fee is payable to any program copyright holder for retransmission of broadcast signals which are "local" to the communities served by the cable system. "Open video systems" under the 1996 Telecommunications Act will also be subject to the compulsory license. (See "Business -- Competition --Cable Television" above)

        The Copyright Act also provides a similar compulsory license for DTH services. Legislation adopted by Congress in 1994 extended the DTH compulsory license for five years, raised the statutory fees paid to carry broadcast signals, and, beginning in 1996, requires the fees to be set through negotiations and binding arbitration rather than by law, taking into account fair market value. Such legislation also includes a provision eliminating the requirement that cable operators pay compulsory license fees for stations located more than 35 miles away but within the same "Area of Dominant Influence".

        First Sale Doctrine. The "First Sale" provision of the Copyright Act provides that the owner of a legitimate copy of a copyrighted work may rent or otherwise use or dispose of that copy in such a manner as the owner sees fit. The First Sale doctrine does not apply to sound recordings or computer software (other than software made for a limited purpose computer, such as a video game platform), for which the Copyright Act vests a rental right (i.e., the right to control the rental of the copy) in the copyright holder. The repeal or limitation of the First Sale doctrine (or conversely, the creation of a rental right vested in the copyright holder) for audiovisual works or for computer software made for limited purpose computers would have an adverse impact on the

Company's home video business; however, no such legislation is pending in Congress at the present time.

Networks and Broadcasting

Networks

        Communications Act; 1996 Telecommunications Act. (See "Business-- Regulation--Cable Television" below)


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

        Broadcast Licenses. Under the 1996 Telecommunications Act, broadcast station licenses (both television and radio) will ordinarily be granted for maximum periods of eight years, and will be renewable for additional eight-year periods upon application and approval. Prior to this Act, licenses were renewable and were ordinarily granted for the maximum periods of five years, in the case of television stations, and seven years, in the case of radio stations. There is no indication in the 1996 Telecommunications Act as to whether the eight-year term will apply retroactively or only to those licensees who apply for renewals in the future. Licenses may be revoked by the FCC for serious violations of its regulations. Under prior law, competing applications could be filed against a broadcaster seeking to renew its license, and the FCC was required to conduct a hearing to consider the comparative merits of the incumbent and the competing applicant. Although the FCC typically gave the incumbent a "renewal expectancy" if it had complied with FCC rules and broadcast a minimum of public affairs and informational programming during the previous license term, an incumbent nevertheless might have to endure the expense and uncertainty of the comparative hearing process.

        The 1996 Telecommunications Act eliminates competing applications and comparative hearings if the renewal applicant has served the public interest and has not seriously violated the Communications Act or FCC rules, or shown a pattern of abuse. Only if the FCC finds the licensee failed to satisfy these requirements, finds there are no mitigating factors to justify imposing a condition on the license or short-term renewal, and ultimately denies the renewal, can it accept and consider new applications for the now-vacant channel.

        As in the past, the FCC must decide what factors are relevant to whether a broadcaster has "served the public interest," and it may use the same factors it formerly considered or such other factors that it may adapt relevant to a renewal expectancy. In addition to the broadcaster's record of providing news, public affairs, and other informational programming, the FCC has also considered children's programming relevant to television renewals.

        The new renewal schedules pursuant to the 1996 Telecommunications Act will be set by the FCC. However, under the five and seven-year schedules which have not yet been revised, the licenses for the Company's television stations expire as follows: WDCA-TV on October 1, 1996; WBFS-TV on February 1, 1997 WUPA-TV on April 1, 1997; WPSG-TV on August 1, 1997; WKBD-TV on October 1, 1997; KMOV-TV on February 1, 1998; each of KTXA-TV and KTXH-TV on August 1, 1998; each of WVIT-TV and WSBK-TV on April 1, 1999; and each of WNYT-TV and WHEC-TV on June 1, 1999. The Company's licenses for its radio stations expire as follows:
WLTI-FM on October 1, 1996; WLIT-FM on December 1, 1996; each of KYSR-FM and KXEZ-FM on December 1, 1997; each of KBSG-AM/FM and KNDD-FM on February 1, 1998; WLTW-FM on June 1, 1998; and each of WMZQ-AM/FM, WBZS-AM and WJZW-FM on October 1, 2002. The Company will apply for renewal of such licenses which expire in 1996 and expects that such licenses will be renewed.

        The Communications Act prohibits the assignment of a license or the transfer of control of a license without prior approval of the FCC. The Communications Act, as amended by the 1996 Telecommunications Act, provides that no license may be held by a corporation if more than 20% of the voting stock is owned of record or voted by aliens or is subject to control by aliens. In addition, no corporation may hold the voting stock of another corporation owning broadcast licenses if more than 25% of the voting stock of such parent corporation is owned of record or voted by aliens or is subject to control by aliens, unless specific FCC authorization is obtained.

        Broadcast signals are presently transmitted in analog rather than digital form. The FCC is currently considering allotting to broadcasters additional spectrum in new, digital transmission modes. If the FCC adopts its proposals, the 1996 Telecommunications Act requires the FCC to also permit broadcasters to utilize the digitally transmitted signals for various purposes including for additional channels of programming and services "ancillary and supplemental" to broadcasting. Full conversion from analog to digital mode, if it is to occur at all, is expected to occur over the course of a transition period subsequent to the FCC's adoption of digital standards. Until such transition is complete, broadcasters may be licensed to transmit on two channels, one for carriage of the analog transmission and the second for carriage of the digital signal, which can be used to transmit either a single "high definition" channel of video programming or, alternatively, up to six different channels carrying either an enhanced (although not "high definition") broadcast signal or the aforesaid ancillary and supplemental services (e.g., data transmissions or subscription video services). The 1996 Telecommunications Act requires that if separate analog and digital channels are used transitionally, one of the two channels used during the transition period must eventually be returned to the government. However, this legislation does not establish a time frame for return of the channel nor specify which of the two channels (i.e., the analog or digital channel) must be returned. To the extent digital spectrum is used for any service which generates subscription or usage fees, a broadcaster must pay the government, at a rate to be determined by the FCC, for use of the spectrum.

        Despite the 1996 Telecommunications Act's recent passage, Congress is currently considering the issue of whether the additional spectrum authorized for broadcasters by the legislation should be auctioned to the highest bidder (either broadcasters or other users) rather than allotted to incumbent broadcasters without charge. Congress is also considering whether to require broadcasters, should they be allotted the spectrum, to convert to full digital transmission within a specified period of time so that returned channels could then be auctioned to other users not later than a designated date. A spectrum auction or a short-term analog-to-digital transition period could have an adverse effect on the business of broadcasting.

        Must Carry/Retransmission Consent. The Communications Act contains provisions which grant certain "must carry" rights to commercial broadcast television stations that are "local" to communities served by a cable system, including the right to elect either to require a cable operator to carry the station pursuant to the must carry provisions of the Act or to require that the cable operator secure the station's "retransmission consent" on a negotiated basis before the station can be carried (i.e., retransmitted) on the cable system (see Business-Regulation-"Cable Television" below). All of the Company's television stations are carried on cable systems serving the communities in the stations' markets. Certain of the stations obtained carriage by asserting must carry rights and other stations granted retransmission consent. Failure to be carried on cable systems could be detrimental to the business of a television station. The application of must carry requirements to additional services which a broadcaster might transmit over the digital spectrum is to be decided by the FCC except that the 1996 Telecommunications Act expressly provides that any "ancillary and supplementary" services provided by broadcasters will not be entitled to mandatory cable carriage. The must carry rules were challenged by cable program services and cable system operators. In April 1993, a District of Columbia three-judge court upheld the rules against a First Amendment challenge. In June 1994, the U.S. Supreme Court held that the rules were content-neutral rather than unconstitutional, but nevertheless vacated the District Court's decision and remanded the case back to the District Court for determination of the impact of such rules on the broadcast and cable industries. On December 13, 1995, the District Court again upheld the rules in a two-to-one decision. This decision has been appealed to the U.S. Supreme Court, which has agreed to review the decision. Oral argument before the U.S. Supreme Court is expected to occur in the fourth quarter of 1996.

        Restrictions on Broadcast Advertising. In past Congressional sessions, committees of Congress examined proposals for legislation that would eliminate or severely restrict advertising of beer and wine either through direct restrictions on content or through elimination or reduction of the deductibility of expenses for such advertising under federal tax laws. Such proposals generated substantial opposition, but, while there is currently no proposal to do so, it is possible that similar proposals will be reintroduced in Congress. The elimination of all beer and wine advertising would have an adverse effect on the revenues of the Company's television and radio stations.

        Ownership Limitations. The 1996 Telecommunications Act increases the ownership limits on the number of radio and television stations in which one entity can own an "attributable interest" as defined by the FCC. The Company currently owns radio and television stations below these limits. Under the new law, a single entity can have an "attributable" ownership or management interest in an unlimited number of AM and FM stations nationwide, including multiple AM and/or FM stations licensed to serve the same market. The limit on the number of such multiple stations in a particular market in which a single entity may hold an "attributable interest" depends upon the total number of AM and/or FM stations in that market. With respect to television, the 1996 Telecommunications Act limits the maximum number of stations nationwide in which one entity can have an "attributable interest", to that number which serves up to 35% of U.S. television households. (FCC rules count only one-half of the households in a market when determining the household reach of stations which broadcast on a UHF frequency). That rule is presently under consideration in a pending proceeding reviewing the television broadcast ownership rules. Subject to waiver, the FCC currently prohibits a single entity from owning more than one television station serving the same market or two or more stations which have overlapping signals with a certain strength. The FCC also permits radio stations to broker the programming and sales inventories of their stations to other radio stations within the same area, subject to various restrictions, so long as ultimate operational control and ownership is retained and exercised by the licensee. Such brokerage agreements function, as a practical matter, to effect a consolidation of competitive radio broadcast stations within a market in much the same manner as would multiple ownership of radio facilities by one entity. Similar brokerage agreements among television stations are being implemented in a number of markets and are not now subject to any explicit FCC regulations but may be affected by pending FCC rulemakings. The recently enacted legislation prevents the FCC from totally banning such television agreements. The FCC is currently considering whether to revise its ownership rules as well as redefine its current standards of what level of ownership or control constitutes an "attributable interest" under its rules. Moreover, the 1996 Telecommunications Act requires the FCC to review all of its ownership rules every two years and modify or repeal those that no longer serve the public interest.

        The FCC's ownership limitations also preclude (except on a grandfathered basis) common ownership in the same market of (i) television stations and cable systems; (ii) television or radio stations and newspapers of general circulation; and (iii) radio and television stations. All such restrictions are subject to waiver by the FCC on a case-by-case basis and radio-television cross-ownership prohibitions in particular are routinely granted in the major television markets so long as at least 30 separately owned and operated radio television and television stations serve the market. The Company operates two AM and two FM stations as well as a television station serving Washington, D.C. Ownership of the television station (WDCA) was obtained when the Company acquired majority ownership of Paramount Communications on March 11, 1994. Pursuant to the FCC's order consenting to the transfer of control of the broadcast licenses of Paramount Communications to the Company, the Company is obligated to dispose of one AM and one FM radio station serving Washington, D.C. The Company has requested a waiver of this obligation from the FCC until such time as the FCC completes its pending review of local ownership limitations. Depending on the outcome of that review, the Company may request a permanent waiver of this undertaking. The FCC's previous prohibition on a national television network's ownership or operation of cable systems has been repealed by the 1996 Telecommunications Act.

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

        Financial Interest and Syndication Rules. The financial interest and syndication rules ("finsyn rules") which were adopted by the FCC in 1970 expired in September 1995. These rules significantly limited the role of broadcast television networks in broadcast television program syndication. The financial interest rule prohibited a network from acquiring a financial or proprietary right or interest in the exhibition (other than its own broadcast network exhibition), distribution or other commercial use in connection with the broadcasting of any television program of which it is not the sole producer. The syndication rule prohibited a network from syndicating programming domestically to television stations for non-network exhibition and precluded a network from reserving any rights to participate in income derived from domestic broadcast syndication or from foreign broadcast syndication where the network was not the sole producer. For the purposes of these rules, a broadcast network was defined as any entity which offers an interconnected program service on a regular basis for 15 or more hours per week to at least 25 affiliated television stations in 10 or more states. Elimination of the finsyn rules may have an adverse effect on the Company's distribution and production of network prime time programming.

        Prime Time Access Rule. The Prime Time Access Rule ("PTAR") will expire on August 30, 1996. PTAR prohibits network affiliates in the top 50 markets (designated by the FCC based on survey data) from exhibiting network or off-network programming during more than three out of the four prime time hours, with certain limited exceptions. First-run programming produced by a network is considered network programming for this purpose. Expiration of PTAR could affect the Company's first-run and other distribution activities and hamper the development of UPN.

        Antitrust. The Company, through PARAMOUNT PICTURES, is subject to a consent decree, entered in 1948, which contains restrictions on certain motion picture trade practices in the U.S.

        European Union Directive. In October 1989, the European Union ("EU", then the EC and sometimes referred to as the EC) directed each of the 12 European Community member countries to adopt broadcast quota regulations based on its guidelines by October 3, 1991. In March 1995, the Executive Commission of the EU approved revisions to the directive which would, if adopted, increase the discrimination against non-European programming. The EU Council of Ministers modified the proposed revisions in November 1995. In February 1996, the European Parliament recommended further modifications, which are now being considered by both the Executive Commission and the Council of Ministers. At this time, it is impossible to predict what changes will be adopted by the EU, or to predict their impact on the Company's theatrical distribution and television syndication businesses. The Company believes that its program services in Europe are in compliance with the EU broadcast quotas.

Video and Music Distribution

        Franchising. Certain states, the United States Federal Trade Commission and certain foreign jurisdictions require a franchiser to transmit specified disclosure statements to potential owners before issuing a franchise. Additionally, some states and foreign jurisdictions require the franchiser to register its franchise before its issuance. The Company believes the offering circulars used to market its franchises comply with the Federal Trade Commission guidelines and all applicable laws of states in the United States and foreign jurisdictions regulating the offering and issuance of franchises. The Company's home video and music retailing businesses, other than the franchising aspect, are not generally subject to any government regulation other than customary laws and local zoning and permit requirements.

Cable Television

Federal Regulation

        Communications Act; 1996 Telecommunications Act. The Communications Act sets forth the framework under which cable television systems are regulated. On February 8, 1996, the 1996 Telecommunications Act was enacted. When fully implemented by the FCC, this legislation will change regulation of the communications industry, and alter federal, state and local laws and regulations regarding the provision of cable and telephony services. Among other items, the 1996 Telecommunications Act authorizes entry of cable operators and electric utilities into the telephone/telecommunications business. It authorizes entry of telephone companies into the multichannel video distribution business in their own service areas and, beginning in March 1999, eliminates the regulations of certain cable rates. The following is a summary of certain significant aspects of the Communications Act's regulation of cable television, as amended by the 1996 Telecommunications Act:

        Rate Regulation. Rates for two types of cable programming tiers of service are currently subject to regulation under the Communications Act: basic service (corresponding to Viacom Cable's "Limited Service" tier) and cable programming service (corresponding to Viacom Cable's "Satellite Value Package") (see "Business--Cable Television"). Rates for premium services (such as SHOWTIME), per-program services (such as pay-per-view events and movies), and "new product tiers" (a new type of tier authorized by the FCC in 1994 which offers broad pricing and packaging flexibility) are not regulated. The FCC may in the future determine to regulate "new product tiers".

        For regulated tiers of service, the FCC established a "benchmark" formula to set a cable operator's "initial permitted rate." Cable systems whose rates exceeded the applicable benchmark were required to reduce their rates either to the benchmark or by 17% from those charged on September 30, 1992, whichever reduction was less. These regulations also established the prices that an operator may charge for subscriber equipment and installation services, based on the operator's actual cost plus an 11.25% return. The FCC has also adopted standards governing "cost-of service" proceedings pursuant to which a cable operator may attempt to prove that its costs of providing regulated service justify initial permitted rates that are higher than those produced under the benchmark approach.

        Once a cable operator establishes its initial rates under either the benchmark or cost of service methods, FCC regulations provide for periodic rate increases on a going-forward basis for certain "external" cost increases exceeding inflation, providing (among other things) a pass-through of, and 7.5% mark-up on, increases in an operator's programming expenses. On November 10, 1994, the FCC adopted "going forward" rules (the "Going Forward Regulations") that increased the mark-up for channels added to regulated tiers (other than the basic tier). These rules allow operators to pass through to subscribers the costs, plus a 20-cent per channel mark-up, for channels newly added to regulated tiers (other than the basic tier). Through 1996, however, operators are subject to an aggregate cap of $1.50 (no more than $1.20 of which may be mark-up) on the amount that they may increase their retail rates for cable program service tier rates due to channel additions. In 1997, operators will be entitled to an additional 20-cent per channel mark-up and will no longer be subject to a license fee cap. In addition, the FCC proposed eliminating the current 7.5% operator mark-up on increases in a program service's license fees. The Company, along with other cable industry interests, has opposed this proposal.

        Implementation of the FCC's rate regulations has had a negative effect on the Cable Television segment's revenues and earnings from operations. The reduction in revenues in 1994 was partially offset by customer growth and subsequent permitted rate increases. Viacom Cable implemented additional rate increases in 1995 pursuant to the Going Forward Regulations. These increases and future increases will continue to mitigate the adverse impact of rate regulation on revenues of the Cable Television segment. Any adverse revenue impact will be further mitigated when the rates for tiers such as the Company's "Satellite Value Package" (i.e., tiers of service other than basic service) are deregulated commencing March 31, 1999.

        The 1996 Telecommunications Act eliminates rate regulation for all tiers of regulated service, other than the basic service tier, after March 31, 1999, or possibly earlier to the extent that any cable system becomes subject to "effective competition" prior to such date. The 1996 Telecommunications Act adds a new "effective competition" test to the three already included in the Communications Act. The new test finds effective competition in areas where a local telephone company, its affiliate, or a multichannel video programming distributor using the facilities of the telephone company or its affiliate -- irrespective of the number of subscribers to the service -- offers programming to subscribers by any means (other than DTH) in the franchise area of the cable system, provided that the programming so offered is "comparable" to the programming provided by the cable operator in that area. Basic service tier regulation will continue without a specific sunset date, but will also end when any cable system becomes subject to "effective competition". (See "Business--Cable Television")

        Vertical Integration. Certain pricing and other restrictions (the "program access rules") are imposed on vertically integrated cable programmers (such as the Company) with respect to their dealings with multichannel distributors of programming, such as cable systems, SMATV systems, MMDS operators and TVRO and DBS distributors (as defined in "Business--Competition-- Cable Television"). The FCC's implementing regulations governing access by multichannel distributors to the programming of vertically integrated cable programmers limit the extent to which a vertically integrated cable programmer can differentiate in pricing or other terms and conditions of carriage between and among multichannel distributors. Multichannel distributors may file a complaint with the FCC if they believe that a vertically integrated cable programmer has not complied with these regulations. To date, no complaints have been filed against the Company. The 1996 Telecommunications Act extends the program access rules to (i) telcos and their affiliates providing video programming to their subscribers by any means and (ii) programmers in which a telco providing video programming has an attributable interest. The FCC's implementing regulations also limit the number of channels on a cable system which may be used to carry the programming of such system's affiliated (vertically integrated) cable programmers. These regulations provide generally that no more than 40% of such a system's channels can be used to carry the programming of the system's affiliated cable programmers. These channel occupancy limits apply only up to 75 channels of a given system.

        Must Carry/Retransmission Consent. Commercial television stations which are "local" to communities served by a cable system can elect to require either Must Carry or Retransmission Consent. In addition, a cable system (or other multichannel video distributor) may not carry any commercial non-satellite-delivered television station which is "distant" to communities served by such system or any radio station without obtaining the consent of such station for retransmission; however, these "distant" television stations do not have Must Carry rights. Television stations may require payment in consideration for Retransmission Consent.

        The initial round of Must Carry/Retransmission Consent elections occurred in 1993. Pursuant to these elections, the Company has negotiated retransmission rights for a number of commercial television stations which it carries. Some of these agreements are on an interim basis and may be canceled by the stations. The Company carries other television stations pursuant to their exercise of their Must Carry rights. Local non-commercial television stations have Must Carry rights, but may not elect Retransmission Consent. Local commercial television stations must make new Must Carry/Retransmission Consent elections by October 1, 1996. Cable carriage pursuant to these new elections commences January 1, 1997.

        Buy-Through to Premium Services. Pursuant to the Communications Act, a cable system may not require subscribers to purchase any tier of service other than the basic service tier in order to obtain other tiers of service or services offered by the cable operator on a per channel (e.g., premium services) or pay-per-view basis. A cable system which is not now fully addressable and which cannot utilize other means to facilitate access to all of its programming will have until 2002 to fully comply with this provision through the implementation of fully addressable technology. The Company's cable systems have already substantially implemented compliance.

        Legal Challenges. Lawsuits have been filed challenging various provisions of the Communications Act including the provisions relating to Must Carry and Retransmission Consent (see "Business--Regulation--Broadcasting" above), the pricing and other restrictions imposed on vertically integrated cable programmers with respect to their dealings with multichannel programming distributors (see "Business--Regulation--Cable Television--Vertical Integration"), and the mandated availability of cable channels for leased access and PEG programming.

        Competitive Entry. The 1996 Telecommunications Act permits telcos to enter the multichannel video distribution business in their service areas either as cable operators, as operators of wireless distribution systems (such as MMDS), as operators of "open video systems" or on a common carrier basis. The 1996 Telecommunications Act further permits registered utility holding companies (which had previously been prohibited from providing cable service under the Public Utilities Holding Company Act) to provide cable services. The 1996 Telecommunications Act also generally eliminates state and local entry barriers which currently either prohibit or restrict an entity's (including a cable operator's) capacity to offer telecommunications services (including telephone exchange service) in competition with telcos and to interconnect on a non-discriminatory basis with telcos and utilize certain telco facilities in order to provide service in competition with a telco. The FCC is required to adopt regulations implementing the interconnection and non-discriminatory access requirements of the 1996 Telecommunications Act, in order to assure that new entrants such as cable operators have access to network elements of telcos and other carriers, and that the systems built by all telecommunications carriers are interoperable. The Company cannot predict the outcome or impact of these legislative and regulatory efforts, although the Company anticipates that its program services could benefit from the increased distribution opportunities afforded by broadened telco entry into multichannel video distribution. Telcos have stated their general intention to enter the video programming business.

State and Local Regulation

        State and local regulation of cable is exercised primarily through the franchising process under which a company enters into a franchise agreement with the appropriate franchising authority ("LFA") and agrees to abide by applicable ordinances. The Communications Act sets up the basic regulatory framework within which LFAs can exercise franchising powers. In general, an LFA may exercise its police power to regulate public rights-of-way and has broad powers with respect to customer service standards. LFAs may impose franchise fees, subject to a federal cap, and may elect to regulate the rates for the basic service tier, subject to compliance with the FCC's benchmark, cost of service and related rules.

        Under the Communications Act, LFAs may control only cable-related equipment and facilities requirements and may not require the carriage of specific program services. However, federal law (as implemented by FCC regulations) mandates the carriage of both commercial and non-commercial television broadcast stations "local" to the area in which a cable system is located. (See "Business--Regulation--Cable Television--Must Carry/Retransmission Consent" above)

        The Communications Act guarantees cable operators due process rights in franchise renewal proceedings and provides that franchises will be renewed unless the cable operator fails to meet one or more enumerated statutory criteria. The 1996 Telecommunications Act prohibits an LFA from requiring a cable operator to provide telecommunications service or facilities as a condition of renewal, and from specifying the type, use or capacity of equipment or technology employed by a cable operator upon renewal. The Company's current franchises expire on various dates through 2017. During the five-year period 1996 through 2000, franchises having an aggregate of approximately 292,000 customers (at December 31, 1995) will expire unless renewed. The Company expects its franchises to be renewed.

Item 2.  Properties.

        The Company maintains its world headquarters at 1515 Broadway, New York, New York, where it rents approximately one million square feet for executive offices and certain of its operating divisions. The lease runs to 2010, with four renewal options for five years each. The lease also grants the Company options for additional space and a right of first negotiation for other available space in the building. The Company also leases approximately 484,000 square feet of office space at 1633 Broadway, New York, New York, which lease runs to 2010, and approximately 237,000 square feet of office space at 1230 Avenue of the Americas, New York, New York, which lease runs to 2009, which leases contain options to renew. The Company owns the PARAMOUNT PICTURES studio at 5555 Melrose Avenue, Los Angeles, California, which consists of approximately 380 acres containing sound stages, administrative, technical and dressing room structures, screening theaters, machinery and equipment facilities, plus a back lot and parking lots. PARAMOUNT PARKS' operations in the U.S. include approximately 1,640 acres owned and 295 acres leased and in Canada include approximately 380 acres owned. The Company owns the Blockbuster Entertainment Group headquarters at 200 South Andrews Avenue, Fort Lauderdale, Florida, which consists of approximately 148,000 square feet of office space, supplemented by another approximately 97,000 square feet of leased office space at 110 East Broward Avenue, Fort Lauderdale, Florida. The BLOCKBUSTER retail and distribution operations in the U.S. and Canada consist of approximately 56 owned properties, aggregating approximately 361,000 square feet, and approximately 3,303 leased locations, aggregating approximately 21.9 million square feet. Facilities within the Publishing segment (other than executive offices at 1230 Avenue of the Americas described above) include approximately 7,653,000 square feet of space, of which approximately 5,070,000 square feet are leased. The facilities are used for warehouse, distribution and administrative functions. The Company's cable television systems include a combination of owned and leased premises in California, Ohio, Oregon, Tennessee and Washington (the location of Viacom Cable's franchises) and each system's electronic distribution equipment.

        The Company also owns and leases office, studio, retail and warehouse space in various cities in the U.S., Canada and several countries around the world for its businesses. The Company considers its properties adequate for its present needs.

Item 3.  Legal Proceedings.

        On August 18, 1994, the District Court in and for Dallas County, Texas entered a judgment in favor of the plaintiffs in the action Howell v. Blockbuster Entertainment Corporation, et al. (Cause No. 91-10193-M). The defendants included Blockbuster Entertainment Corporation ("BEC"), which has been merged into the Company, and Video Superstores Master Limited Partnership, a dissolved limited partnership that was indirectly controlled by BEC at the time of its dissolution. The judgment was based upon plaintiffs' claims of breach of fiduciary duty, fraud, conspiracy, breach of contract and tortious interference with contract and claims under Texas partnership law in connection with the defendants' treatment, and ultimate acquisition, of plaintiffs' interest in a limited partnership which owned three Blockbuster stores. The court entered judgment against all defendants, jointly and severally, in the amount of $14,850,175, including compensatory damages, attorneys fees and prejudgment interest. In addition, the Court entered judgment totaling $108,840,030 for exemplary damages. The Howell action was settled in December 1995 with the payment by the Company of an amount without material adverse effect on its financial condition or result of operations. The settlement involved the vacation of the judgment and withdrawal of all the Court's findings of fact and conclusions of law.

        On September 27, 1994, an action captioned Murphy, et al. v. Blockbuster Entertainment Corporation, et al. (Cause No. 94-10051-M) was filed in the District Court in and for Dallas County, Texas by plaintiffs representing the two other limited partners of plaintiff Howell in the litigation described above. Plaintiffs assert the same basic causes of action as in Howell and have claimed they are entitled to actual damages in excess of $240 million and punitive damages in excess of $1 billion. The Company believes that it has substantial defenses to these claims, including, among others, that the claims are barred by the statute of limitations and by releases entered into by the plaintiffs or their predecessors, and intends to vigorously defend the claims. (While the Company maintained that certain of these defenses were also available in the Howell litigation, significantly stronger facts support their application in this litigation.) In addition, the Murphy plaintiffs have stipulated that they will make no use of the Howell judgment or findings of fact or conclusions of law in their action.

        Antitrust Matters. On September 23, 1993, the Company filed an action in the United States District Court for the Southern District of New York styled Viacom International Inc. v. Tele-Communications, Inc., et al., Case No. 93 Civ 6658. The complaint (as amended on November 9, 1993) alleged violations of Sections 1 and 2 of the Sherman Act, Section 7 of the Clayton Act, Section 12 of the Cable Act, and New York's Donnelly Act, and tortious interference, against all defendants, and a breach of contract claim against certain defendants, including Tele-Communications, Inc. ("TCI"). The claims for relief in the complaint are based in significant part on allegations that defendants exert monopoly power in the U.S. cable industry through their control over approximately one in four of all cable households in the U.S. In addition to other relief, the Company seeks injunctive relief against defendants' anticompetitive conduct and damages in an amount to be determined at trial, including trebled damages and attorneys' fees.

        The Company has announced that it has provisionally agreed to settle this action, subject to certain conditions, including, among other things, the effectiveness of a new affiliation agreement covering TCI's long-term carriage of SHOWTIME and THE MOVIE CHANNEL and the consummation of the split-off of the Company's cable television systems (see "Business--Cable Television"). The action is currently suspended pending satisfaction of certain conditions which, if satisfied, would lead to settlement of the action.

        Certain subsidiaries of the Company from time to time receive claims from federal and state environmental regulatory agencies and other entities asserting that they are or may be liable for environmental cleanup costs and related damages arising out of former operations. While the outcome of these claims cannot be predicted with certainty, on the basis of its experience and the information currently available to it, the Company does not believe that the claims it has received will have a material adverse effect on its results of operations financial position or cash flows (see "Item 6. Selected Financial Data" and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition").

        The Company and various of its subsidiaries are parties to certain other legal proceedings. However, these proceedings are not likely to result in judgments that will have a material adverse effect on its results of operations, financial position or cash flows.


Financial Information About Foreign and Domestic Operations

        Financial information relating to foreign and domestic operations for each of the last three years ending December 31, is set forth in Notes 13 and 14 to the Consolidated Financial Statements of the Company included elsewhere herein.

Item 4.  Submission of Matters to a Vote of Security Holders.

        Not Applicable

Executive Officers of the Company

        Set forth below is certain information concerning the current executive officers of the Company, which information is hereby included in Part I of this report.

Name                    Age                   Title

Sumner M. Redstone      72    Chairman of the Board of Directors
                                and Chief Executive Officer
Philippe P. Dauman      42    Deputy Chairman, Executive Vice President,
                                General Counsel, Chief Administrative Officer and Secretary and Director
Thomas E. Dooley        39    Deputy Chairman, Executive Vice President--
                                Finance, Corporate Development and
                                Communications and Director
Vaughn A. Clarke        42    Senior Vice President, Treasurer
Carl D. Folta           38    Senior Vice President, Corporate Relations
Michael D. Fricklas     36    Senior Vice President, Deputy General
                                Counsel
Susan C. Gordon         42    Vice President, Controller and Chief
                                Accounting Officer
Rudolph L. Hertlein     55    Senior Vice President, Corporate Development
Edward D. Horowitz      48    Senior Vice President, Technology of the
                                Company; Chairman, Chief Executive
                                Officer of Viacom Interactive Media
William A. Roskin       53    Senior Vice President, Human Resources and
                                  Administration
George S. Smith, Jr     47    Senior Vice President, Chief Financial Officer
Mark M. Weinstein       53    Senior Vice President, Government Affairs
- ----------


        None of the executive officers of the Company is related to any other executive officer or director by blood, marriage or adoption except that Brent
D. Redstone and Shari Redstone, Directors of the Company, are the son and daughter, respectively, of Sumner M. Redstone.


        Mr. Redstone has been a Director of the Company since 1986 and Chairman of the Board since 1987, acquiring the additional title of Chief Executive Officer in January 1996. Mr. Redstone has served as President, Chief Executive Officer of NAI since 1967, and continues to serve in such capacity; he has also served as the Chairman of the Board of NAI since 1986. Mr. Redstone became a Director of Spelling in 1994. He served as the first Chairman of the Board of the National Association of Theatre Owners, and is currently a member of the Executive Committee of that organization. During the Carter Administration, Mr. Redstone was appointed a member of the Presidential Advisory Committee on the Arts for the John F. Kennedy Center for the Performing Arts and, in 1984, he was appointed a Director of the Kennedy Presidential Library Foundation. Since 1982, Mr. Redstone has been a member of the faculty of Boston University Law School, where he has lectured in entertainment law, and since 1994, he has been a

Visiting Professor at Brandeis University. In 1944, Mr. Redstone graduated from Harvard University and, in 1947, received an LL.B. from Harvard University School of Law. Upon graduation, he served as Law Secretary with the United States Court of Appeals, and then as a Special Assistant to the United States Attorney General.

        Mr. Dauman has been a Director of the Company since 1987 and was appointed Deputy Chairman of the Company in January 1996. In March 1994, he was elected Executive Vice President, General Counsel, Chief Administrative Officer and Secretary of the Company. From February 1993 to March 1994, he served as Senior Vice President, General Counsel and Secretary of the Company. Prior to that, Mr. Dauman was a partner in the law firm of Shearman & Sterling in New York, which he joined in 1978. Mr. Dauman became a Director of NAI in 1992 and a Director of Spelling in 1994.

        Mr. Dooley was appointed a Director and Deputy Chairman of the Company in January 1996 and has been an executive officer of the Company since January 1987. In March 1994, he was elected Executive Vice President--Finance, Corporate Development and Communications of the Company. From July 1992 to March 1994, Mr. Dooley served as Senior Vice President, Corporate Development of the Company. From August 1993 to March 1994, he also served as President, Interactive Television. Prior to that, he served as Vice President, Treasurer of the Company since 1987. In December 1990, he was named Vice President, Finance of the Company. Mr. Dooley joined Viacom International Inc. in 1980 in the corporate finance area and has held various positions in the corporate and divisional finance areas.

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

        Ms. Gordon was elected Vice President, Controller and Chief Accounting Officer in April 1995. Prior to that, she served as Vice President, Internal Audit of the Company since October 1986. From June 1985 to October 1986, Ms. Gordon served as Controller of Viacom Broadcasting. She joined the Company in 1981 and held various positions in the corporate finance area.

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


                                      VIACOM CLASS A         VIACOM CLASS B
                                       COMMON STOCK           COMMON STOCK
                                      -------------------------------------
                                      HIGH       LOW         HIGH       LOW
                                      ----       ---         ----       ---
1995
  1st quarter....................  $48 1/4      $41 1/8     $47 3/8    $40 1/4
  2nd quarter....................   49 1/2       41          48 5/8     40 3/4
  3rd quarter....................   54 1/8       44 3/4      54 1/4     44 5/8
  4th quarter....................   50 5/8       44          50 3/4     44 5/8


1994
  1st quarter....................  $49 3/4      $28 1/2     $45        $23 3/4
  2nd quarter....................   34 1/4       24 1/2      32 1/2     21 3/4
  3rd quarter....................   41 3/4       33 7/8      39 3/4     30 1/4
  4th quarter....................   42 1/8       38          41         37 1/8

Viacom Inc. has not declared cash dividends on its common stock and has no present intention of so doing.

As of March 22, 1996 there were approximately 13,307 holders of Viacom Inc. Class A Common Stock, and 24,622 holders of Viacom Inc. Class B Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.


VIACOM INC. AND SUBSIDIARIES
(Millions of dollars, except per share amounts)


                                                       YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------------------
                                      1995          1994         1993          1992           1991
                                      ----          ----         ----          ----           ----

Revenues.........................  $ 11,688.7   $  7,363.2   $  2,004.9     $ 1,864.7      $ 1,711.6
Operating income (a)
   before depreciation and
amortization.....................  $  2,313.7   $  1,074.0   $    538.1     $   492.7      $   445.1
Depreciation and amortization....  $    820.4   $    465.7   $    153.1     $   144.8      $   132.9
Operating income (a).............  $  1,493.3   $    608.3   $    385.0     $   347.9      $   312.2
Earnings (loss) before
  extraordinary loss and
  cumulative effect of change
  in accounting principle........  $    222.5   $    110.0   $    169.5     $    66.1      $  (46.6)
Net earnings (loss)..............  $    222.5   $     89.6   $    171.0     $    49.0      $  (49.7)
Net earnings (loss) attributable
  to common stock................. $    162.5   $     14.6   $    158.2     $    49.0      $  (49.7)
Primary and fully diluted net
  earnings (loss) per common share:
Earnings (loss) from continuing
  operations before extraordinary
  loss and cumulative effect of
  change in accounting principle...$      .41   $      .25   $     1.30     $     .55      $   (.41)
Net earnings (loss)...........     $      .43   $      .07   $     1.31     $     .41      $   (.44)

At year end:
   Total assets..................  $ 29,026.0   $ 28,273.7   $  6,416.9     $ 4,317.1      $4,188.4
   Long-term debt, net of current
     portion....................   $ 10,712.1   $ 10,402.4   $  2,440.0     $ 2,397.0      $2,320.9
   Shareholders' equity..........  $ 12,093.8   $ 11,791.6   $  2,718.1     $   756.5      $  699.5



(a) Operating income is defined as net earnings before cumulative effect of change in accounting principle, extraordinary losses, discontinued operations, minority interest, equity in earnings (loss) of affiliated companies (net of tax), income taxes, other items (net), and interest expense.

See Notes to Consolidated Financial Statements for information on transactions and accounting classifications which have affected the comparability of the periods presented above. Viacom Inc. has not declared cash dividends on its common stock for any of the periods presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL
- -------

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

During 1994, the Company made two significant acquisitions of large and diversified businesses. Where appropriate the Company has merged the operations of previously existing and acquired businesses. Comparisons of results of operations have been significantly affected by such acquisitions and merging of operations. On March 11, 1994, the Company acquired a majority of the outstanding shares of Paramount Communications Inc. ("Paramount Communications") by tender offer; on July 7, 1994, Paramount Communications became a wholly owned subsidiary of the Company (the "Paramount Merger"); and on January 3, 1995, Paramount Communications was merged into Viacom International. On September 29, 1994, Blockbuster Entertainment Corporation ("Blockbuster") merged with and into the Company (the "Blockbuster Merger"). Paramount Communications' and Blockbuster's results of operations are included commencing March 1, 1994 and October 1, 1994, respectively.

The Company's consolidated statements of operations reflect five operating segments:

NETWORKS AND BROADCASTING - Basic Cable and Premium Subscription Television
                            Program Services, Television and Radio Stations.

ENTERTAINMENT - Production and Distribution of Motion Pictures and Television
                Programming as well as Movie Theater Operations, and New Media and Interactive Services.

VIDEO AND MUSIC/THEME PARKS - Home Video and Music Retailing, and Theme Parks.

PUBLISHING - Education; Consumer; Business and Professional; Reference; and
             International Groups.

CABLE TELEVISION - Cable Television  Distribution Systems.  (See Note 3 of
                   Notes to Consolidated Financial Statements.)

The following tables set forth revenues, operating income and operating income before interest, taxes, depreciation and amortization ("EBITDA"), by business segment, with the year ended December 31, 1994 presented on a pro forma and historical basis. The pro forma information is provided in addition to historical information solely to assist in the comparison of results of operations and is not necessarily indicative of the combined results of operations of Viacom, Paramount Communications and Blockbuster that would have occurred if the completion of the Mergers and related transactions had occurred on January 1, 1994.

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Also included is a comparison of actual EBITDA to pro forma EBITDA, which does not reflect the effect of significant amounts of amortization of goodwill related to the Mergers and other business combinations accounted for under the purchase method of accounting. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

BUSINESS SEGMENT INFORMATION
(Millions of dollars)

                                              YEAR ENDED        PERCENT       YEAR ENDED
                                             DECEMBER 31,       CHANGE        DECEMBER 31,
                                             ------------       ------        ------------
                                           1995         1994               1994 (C)    1993
                                           ----         ----               --------    ----
                                                    PRO FORMA

REVENUES:
Networks and Broadcasting...........     $2,137.4     $1,886.0     13%    $1,855.1     $1,403.0
Entertainment.......................      3,650.4      2,938.7     24      2,285.2        209.1
Video and Music/Theme Parks.........      3,333.4      2,907.8     15      1,070.4          --
Publishing..........................      2,171.1      2,027.5      7      1,786.4          --
Cable Television....................        444.4        406.2      9        406.2        416.0
Intercompany........................        (48.0)       (44.6)     8        (40.1)       (23.2)
                                         ---------    ---------           ---------    ---------
    Total revenues..................    $11,688.7    $10,121.6     15     $7,363.2     $2,004.9
                                         =========    =========           ========     ========

OPERATING INCOME (a):
Networks and Broadcasting...........     $  561.3     $  447.0     26%    $  357.1     $  314.4
Entertainment.......................        307.3        129.9    137        (88.4)        32.5
Video and Music/Theme Parks.........        501.5        388.3     29        199.5          --
Publishing..........................        186.3        121.3     54        193.9          --
Cable Television....................        101.1         78.8     28         78.8        110.2
                                         --------     --------            --------     --------
    Segment operating income........      1,657.5      1,165.3     42        740.9        457.1
Corporate...........................       (164.2)      (125.3)    31       (132.6)       (72.1)
                                         ---------    ---------           ---------    ---------
    Total operating income..........     $1,493.3     $1,040.0     44     $  608.3     $  385.0
                                         ========     ========            ========     ========

EBITDA (b):
Networks and Broadcasting...........     $  678.3     $  549.0     24%    $  453.3     $  382.6
Entertainment.......................        445.9        265.5     68          6.0         42.0
Video and Music/Theme Parks.........        823.0        688.5     20        289.9          --
Publishing..........................        340.2        254.9     33        296.9          --
Cable Television....................        182.9        155.2     18        155.2        181.7
                                         --------     --------            --------     --------
    Segment EBITDA..................      2,470.3      1,913.1     29      1,201.3        606.3
Corporate...........................       (156.6)      (119.7)    31       (127.3)       (68.2)
                                         ---------    ---------           ---------    ---------
    Total EBITDA....................     $2,313.7     $1,793.4     29     $1,074.0     $  538.1
                                         ========     ========            ========     ========

(a) Operating income is defined as net earnings before cumulative effect of change in accounting principle, extraordinary losses, discontinued operations, minority interest, equity in earnings (loss) of affiliated companies (net of tax), income taxes, other items (net), and interest expense.

(b) EBITDA is defined as operating income before depreciation and amortization.

(c) Paramount Communications' and Blockbuster's results of operations are included commencing March 1, 1994 and October 1, 1994, respectively.

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
- ---------------------

1995 VERSUS 1994
- ----------------

Revenues increased to $11.7 billion for 1995 from $7.4 billion for 1994. EBITDA increased to $2.3 billion for 1995 from $1.1 billion for 1994. Operating income increased to $1.5 billion for 1995 from $608.3 million for 1994.

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

Revenues increased 15% to $11.7 billion for 1995 from pro forma revenues of $10.1 billion for 1994. EBITDA increased 29% to $2.3 billion for 1995 from pro forma EBITDA of $1.8 billion for 1994. Operating income increased 44% to $1.5 billion for 1995 from pro forma operating income of $1.0 billion for 1994.

SEGMENT RESULTS OF OPERATIONS - 1995 VERSUS PRO FORMA 1994
- ----------------------------------------------------------

NETWORKS AND BROADCASTING (Basic Cable and Premium Subscription Television Program Services, Television and Radio Stations)

The Networks and Broadcasting segment is comprised of MTV Networks ("MTVN"), Showtime Networks Inc. ("SNI"), television stations and radio stations. Revenues increased 13% to $2.1 billion for 1995 from $1.9 billion for 1994. EBITDA increased 24% to $678.3 million for 1995 from $549.0 million for 1994. Operating income increased 26% to $561.3 million for 1995 from $447.0 million for 1994. MTVN revenues of $1.0 billion, EBITDA of $410.9 million and operating income of $355.8 million increased 20%, 26% and 25%, respectively. The increase in MTVN's revenues was principally attributable to higher advertising revenues due to rate increases and to a lesser extent increased affiliate revenues. MTVN's EBITDA and operating income gains were driven by the increased revenues partially offset by higher operating costs, primarily representing increased programming costs. SNI's revenues, EBITDA and operating income increased 6%, 44% and 51%, respectively, reflecting an increase of 1.3 million subscribers from December 31, 1994, partially offset by the absence in 1995 of royalty revenues resulting from the settlement of a contractual claim with a third party during 1994 and increased programming costs. The television and radio stations revenues increased 10%, EBITDA increased 12% and operating income increased 16% primarily reflecting increased advertising revenues and the Company's acquisition of television stations in large markets, offset by the disposition of television stations in smaller markets.

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


ENTERTAINMENT (Motion Pictures and Television Programming, Movie Theaters, and New Media and Interactive Services)

The Entertainment segment is principally comprised of Paramount Pictures, Paramount Television, Spelling Entertainment Group Inc. ("Spelling"), and the former Viacom Entertainment. Revenues increased 24% to $3.7 billion for 1995 from $2.9 billion for 1994. EBITDA increased 68% to $445.9 million for 1995 from $265.5 million for 1994. Operating income increased 137% to $307.3 million for 1995 from $129.9 million for 1994. The increase in results of operations is attributable to a number of factors, notably during 1995 the strong home video performance of Paramount Pictures' Forrest Gump, Clear and Present Danger, Congo and Star Trek: Generations and the sale of certain syndication rights to Carsey Werner, as compared to the 1994 domestic and foreign theatrical success of Forrest Gump and Clear and Present Danger. The Company also recognized approximately $250.0 million of revenues and $68.0 million of EBITDA and operating income during 1995 resulting from the conforming of accounting policies pertaining to the television programming libraries of Viacom Entertainment, Spelling and Paramount.

License fees for the television exhibition of motion pictures and for syndication and basic cable exhibition of television programming are recorded as revenue in the year that the products are available for such exhibition, which, among other reasons, may cause substantial fluctuation in operating results. As of December 31, 1995, the unrecognized revenues attributable to such licensing agreements were approximately $1.1 billion.

The Company is currently exploring the sale of Spelling Entertainment Group Inc. ("Spelling") and the related purchase of Spelling's interest in Virgin Interactive Entertainment Limited ("Virgin"). An independent committee of Spelling's Board of Directors has been formed to negotiate the terms of the Virgin transaction. The Company acquired its approximately 75% interest in the common equity of Spelling as a part of the Blockbuster Merger.

VIDEO AND MUSIC/THEME PARKS (Home Video and Music Retailing/Theme Parks)

The Video and Music/Theme Parks segment is comprised of Blockbuster Video and Music, and Paramount Parks. Revenues increased 15% to $3.3 billion for 1995 from $2.9 billion for 1994. EBITDA increased 20% to $823.0 million for 1995 from $688.5 million for 1994. Operating income increased 29% to $501.5 million for 1995 from $388.3 million for 1994. The gains in results of operations primarily reflect the increased number of domestic Company-owned video stores in operation in 1995 as compared to 1994 and an increase of greater than 3% in same-store sales, partially offset by increased overall operating and overhead expenses. Music stores revenues increased $26.4 million, EBITDA and operating income decreased $13.4 million and $20.2 million, respectively, reflecting the highly competitive music retail environment. Theme Parks revenues increased $10.3 million, EBITDA increased $7.3 million and operating income increased $6.9 million primarily reflecting increased attendance, and the acquisition of a water park partially offset by increased operating expenses and in the case of operating income, higher depreciation expenses.

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


PUBLISHING (Education; Consumer; Business and Professional; Reference; and International Groups)

Publishing is comprised of Simon & Schuster which includes imprints such as Simon & Schuster, Pocket Books, Prentice Hall and Macmillian Computer Publishing. Revenues increased 7% to $2.2 billion for 1995 from $2.0 billion for 1994. EBITDA increased 33% to $340.2 million for 1995 from $254.9 million for 1994. Operating income increased 54% to $186.3 million for 1995 from $121.3 million for 1994. Results of operations primarily reflect increased Education Group sales resulting from strong Higher Education frontlist sales and increased Elementary and Secondary Group state adoptions and contributions from Consumer Group frontlist titles at Pocket Books. EBITDA and operating income for 1994 reflect an aggregate charge of $32.8 million attributable to certain non-recurring transition costs and the pro forma results of operations of Macmillan for the two months prior to acquisition.

CABLE TELEVISION (Cable Television Distribution Systems)

Cable Television revenues increased 9% to $444.4 million for 1995 from $406.2 million for 1994, primarily attributable to increased primary, premium and pay-per-view revenues. EBITDA increased 18% to $182.9 million for 1995 from $155.2 million for 1994. Operating income increased 28% to $101.1 million for 1995 from $78.8 million for 1994. The increased results of operations reflect 13% and 4% increases in average premium and primary customers, a 5% increase in primary rates, partially offset by a 7% decrease for the average premium rate. Total revenues per primary customer per month increased 5% to $31.90 for 1995 from $30.30 for 1994.

As of December 31, 1995, Viacom Cable served approximately 1,180,000 primary customers subscribing to approximately 921,000 premium units, representing an increase of 4% and 5%, respectively, since December 31, 1994.

On July 24, 1995, Viacom announced a multi-step transaction which, if completed, would result in the split-off of its cable operations (see Note 3 of Notes to Consolidated Financial Statements).

OTHER INCOME AND EXPENSE INFORMATION
- ------------------------------------

Corporate expenses
Corporate expenses, including depreciation, increased 24% to $164.2 million for 1995 from $132.6 million for 1994. The increase in Corporate expenses reflects the recognition of higher systems, facility and incentive compensation obligations that occurred in 1995.

Interest Expense
Net interest expense of $821.4 million for 1995 compared to $494.1 million for 1994 reflects the effects of the full year impact of the issuance of 8% exchangeable subordinated debentures and debt incurred and acquired as part of the Mergers and the issuance of notes during 1995, offset by decreased bank borrowings. The notes issued during 1995, pursuant to the shelf registration statement described in Liquidity and Capital Resources, were $350 million of 6.75% Senior Notes, $200 million of 7.625% of Senior Debentures and $1 billion of 7.75% Senior Notes. The Company had approximately $10.8 billion and $10.4 billion principal amount of debt outstanding as of

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

December 31, 1995 and December 31, 1994, respectively, at a weighted average interest rate of 7.4% and 7.5%. (See Note 7 of Notes to Consolidated Financial Statements.)

Other Items, Net
For 1995, "Other items, net" primarily reflects a gain on the sale of marketable securities.

For 1994, "Other items, net" primarily reflects the pre-tax gain of $267.4 million, which resulted from the sale of the Company's one-third partnership interest in Lifetime for $317.6 million in April 1994. Proceeds from the sale were used to reduce outstanding debt.

Provision for Income Taxes
The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The annual effective tax rates of 61% for 1995 and 74% for 1994 were both adversely affected by amortization of intangibles resulting from the Mergers which are not deductible for tax purposes.

Equity in Earnings (Loss) of Affiliates
"Equity in loss of affiliated companies, net of tax" was $53.9 million for 1995 as compared to earnings of $18.6 million for 1994, primarily reflecting, in 1995, an equity loss, net of tax, of $49.4 million related to the Company's approximately 49% interest in Discovery Zone and net losses of equity investments in international start-up ventures, partially offset by improved operating results of USA Networks.

Minority Interest
Minority interest primarily represents the minority ownership of Spelling's common stock for 1995 and fourth quarter 1994 and minority ownership of Paramount Communications' common stock, for the period March through June 1994.

Discontinued Operations
Discontinued operations reflect the results of operations of Madison Square Garden Corporation ("MSG"), which was sold March 10, 1995. The Company acquired MSG during March 1994 as a part of the Paramount Merger. (See Note 4 of Notes to Consolidated Financial Statements.)

Extraordinary Losses
During 1994, the Company refinanced its existing credit facilities and therefore recognized an after-tax extraordinary loss from the extinguishment of debt of $20.4 million, net of tax benefit of $11.9 million.


1994 VERSUS 1993
- ----------------

Revenues increased 267% to $7.4 billion for 1994 from $2.0 billion for 1993. EBITDA increased 100% to $1.1 billion for 1994 from $538.1 million for 1993. Operating income increased 58% to $608.3 million for 1994 from $385.0 million for 1993. The foregoing increases in results of

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

operations are principally attributable to the acquisitions of Paramount Communications and Blockbuster, partially offset by the merger-related charges described below.

Operating income for 1994 includes merger-related charges, reflecting the integration of the Company's pre-merger businesses with similar Paramount units, and related management and strategic changes. Such amounts relate principally to adjustments of programming assets based upon new management strategies and additional programming sources resulting from the Paramount Merger and, with respect to Corporate, the combination of the employees of the Company and Paramount Communications.
                                                                   OPERATING
                                                                INCOME PRIOR TO
                                 OPERATING     MERGER-RELATED   MERGER-RELATED
                                   INCOME          CHARGES          CHARGES
                                   ------          -------          -------
                                            (MILLIONS OF DOLLARS)

Networks and Broadcasting....      $ 357.1       $  90.7           $ 447.8
Entertainment................        (88.4)        224.0             135.6
Video and Music/Theme Parks..        199.5          --               199.5
Publishing...................        193.9          --               193.9
Cable Television.............         78.8          --                78.8
Corporate....................       (132.6)         17.4            (115.2)
                                   --------     --------           --------
                                   $ 608.3        $332.1           $ 940.4
                                   =======        ======           =======

The comparability of results of operations for 1994 and 1993 has been affected by (i) the Paramount Merger, (ii) the Blockbuster Merger, and (iii) the merger-related charges all of which are non-recurring charges. The following discussion of results of operations is exclusive of merger-related charges.

SEGMENT RESULTS OF OPERATIONS - 1994 VERSUS 1993
- ------------------------------------------------

NETWORKS AND BROADCASTING

Revenues increased 32% to $1.9 billion for 1994 from $1.4 billion for 1993. EBITDA increased 42% to $544.0 million for 1994 from $382.6 million for 1993. Operating income increased 42% to $447.8 million for 1994 from $314.4 million for 1993. The increase in revenues, EBITDA and operating income resulted from increased advertising revenues of MTVN, modest increases in operating results of SNI and the Company's previously existing television and radio stations, and the acquisition of the Paramount television stations. MTVN revenues of $852.2 million, EBITDA of $326.8 million and operating income of $284.5 million increased 26%, 20% and 19%, respectively. The increase in MTVN's revenues was principally attributable to increased advertising revenues due to rate increases. The increase in MTVN's EBITDA was driven by increased advertising revenues partially offset by increased operating costs, as well as aggregate losses of $15.0 million associated with the development of MTV Latino, Nickelodeon Magazine and VH-1 U.K. The Paramount television stations reported revenues of $210.4 million, EBITDA of $83.1 million and operating income of $65.8 million for the period subsequent to their acquisition.

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


ENTERTAINMENT

Revenues increased to $2.3 billion for 1994 from $209.1 million for 1993. EBITDA increased to $230.0 million for 1994 from $42.0 million for 1993. Operating income increased to $135.6 million for 1994 from $32.5 million for 1993. The increase in revenues, EBITDA and operating income resulted primarily from the acquisitions of Paramount Pictures and Spelling. Theatrical feature film and television programming results reflect revenues of $1.9 billion, EBITDA of $227.8 million and operating income of $157.7 million. The Entertainment segment's operating income was partially offset by Viacom Interactive Media's loss from operations of $28.6 million, including start-up costs associated with the development of new businesses. Results of operations primarily reflect theatrical feature film revenues, including the domestic and foreign box office success of Forrest Gump and Clear and Present Danger, as well as television programming revenues including network and syndication sales. Operating income benefited from a lower cost base and efficiencies associated with the Paramount Merger.

VIDEO AND MUSIC/THEME PARKS

Revenues, EBITDA and operating income were $1.1 billion, $289.9 million and $199.5 million, respectively. Video and Music revenues, EBITDA and operating income were $735.7 million, $220.3 million and $167.8 million, respectively, reflecting results of operations beginning October 1, 1994 and the continued expansion of video and music stores. Theme Parks revenues, EBITDA and operating income were $334.7 million, $69.6 million and $31.7 million, respectively, reflecting the full 1994 operating season (May through September) of the theme parks.

PUBLISHING

Publishing revenues, EBITDA and operating income were $1.8 billion, $296.9 million and $193.9 million, respectively, subsequent to its acquisition in March 1994. Results of operations reflect Simon & Schuster's Higher Education, Consumer and International groups, and the U.S. publishing assets of Macmillan, Inc.

CABLE TELEVISION

Cable Television revenues decreased 2% to $406.2 million for 1994 from $416.0 million for 1993, primarily attributable to a decrease in basic revenues. EBITDA decreased 15% to $155.2 million for 1994 from $181.7 million for 1993. Operating income decreased 28% to $78.8 million for 1994 from $110.2 million for 1993. The results reflect a 10% decrease in average rates for primary services, partially offset by a 3% increase in average primary customers. Total revenue per primary customer per month decreased 5% to $30.30 for 1994 from $32.03 for 1993. The revenue variances reflect the effect of the FCC rate regulations pursuant to the 1992 Cable Act governing rates in effect as of September 1, 1993 and as of May 15, 1994. The decrease in EBITDA and operating income principally reflect the decreased revenues attributable to the above rate regulations and increased operating, general and administrative expenses.

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


As of December 31, 1994, Viacom Cable served approximately 1,139,000 primary customers subscribing to approximately 875,000 premium units, representing an increase of 4% and 22%, respectively, since December 31, 1993.

OTHER INCOME AND EXPENSE INFORMATION
- ------------------------------------

Corporate Expenses
Corporate expenses including depreciation increased 60% to $115.2 million in 1994 from $72.1 million in 1993 reflecting overall increased expenses primarily attributable to the mergers.

Interest Expense
Net interest expense of $494.1 million for 1994 compared to $145.0 million for 1993 reflects increased bank borrowing, the issuance of the 8% exchangeable subordinated debentures and debt acquired as part of the Mergers. The Company had approximately $10.4 billion and $2.5 billion principal amounts of debt outstanding as of December 31, 1994 and December 31, 1993 at weighted average interest rates of 7.5% and 5.3%, respectively.

Other Items, Net
For 1993, "Other items, net" reflects the pre-tax gain of approximately $55.0 million from the sale of the stock of the Wisconsin cable system, a pre-tax gain of $17.4 million in the aggregate from sales of a portion of an investment held at cost, partially offset by an increase of $9.1 million to previously established non-operating litigation reserves and other items.

Provision for Income Taxes
The annual effective tax rates of 74% for 1994 and 43% for 1993 were both adversely affected by amortization of goodwill which are not deductible for tax purposes. The 1993 effective tax rate was favorably affected as a result of reductions of certain prior year tax reserves of $22.0 million. The reductions were based on the favorable outcome of federal, state and local audits.

During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" on a prospective basis and recognized an increase in earnings of $10.4 million in 1993 as the cumulative effect of a change in accounting principle.

Equity in Earnings (Loss) of Affiliates
"Equity in earnings of affiliated companies, net of tax" was $18.6 million for 1994 as compared to a loss of $2.5 million for 1993, primarily reflecting the inclusion of the net earnings of affiliated companies that were acquired as part of the Mergers, improved operating results of Comedy Central, partially offset by the absence of Lifetime's earnings due to the sale of the Company's one-third partnership interest.

Extraordinary Losses
On July 15, 1993, Viacom International redeemed all of the $298 million principal amount outstanding of the 11.80% Senior Subordinated Notes at a redemption price equal to 103.37% of the principal amount plus accrued interest to July 15, 1993. Viacom International recognized an after-tax

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

extraordinary loss of $8.9 million, net of a tax benefit of $6.1 million. Viacom International borrowed the funds necessary for the redemption under bank credit agreements existing at the time.


ACQUISITIONS
- ------------

On March 11, 1994, the Company acquired a majority of the shares of Paramount Communications' common stock outstanding at a price of $107 per share in cash. On July 7, 1994, Paramount Communications became a wholly owned subsidiary of the Company. The total cost to acquire Paramount Communications of $9.9 billion was financed through $3.7 billion of borrowing from banks, $3.1 billion of cash and $3.1 billion of securities. (See Note 2 of Notes to Consolidated Financial Statements). Such cash was obtained through the issuance of $1.8 billion of Preferred Stock (of which $600 million and $1.2 billion were issued to Blockbuster and NYNEX Corporation, respectively) and $1.25 billion of Viacom Class B Common Stock was issued to Blockbuster. The securities issued to Blockbuster were canceled upon consummation of the Blockbuster Merger.

On September 29, 1994, Blockbuster was merged with and into the Company. The total cost to acquire Blockbuster of $7.6 billion was financed through the issuance of equity securities to Blockbuster shareholders. (See Note 2 of Notes to Consolidated Financial Statements).


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures, joint ventures, commitments and payments of principal, interest and dividends on its outstanding indebtedness and preferred stock) with internally generated funds and from various external sources, which may include the Company's existing Credit Agreements and amendments thereto, co-financing arrangements by the Company's various divisions, additional financings and the sale of non-strategic assets as opportunities may arise.

The Company's scheduled maturities of long-term debt, through December 31, 2000 assuming full utilization of the credit agreements are $1.6 billion (1996), $248.9 million (1997), $1.0 billion (1998), $1.5 billion (1999) and $1.3 billion
(2000). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis. (See Note 7 of Notes to Consolidated Financial Statements).
The Company's Preferred Stock dividend requirement is $60 million per year.

The Company's joint ventures are expected to require estimated net cash contributions of approximately $100 million to $150 million in 1996. Planned capital expenditures, including information systems costs, are approximately $800 million to $900 million in 1996. Capital expenditures are primarily related to capital additions for new and existing video stores and theme park attractions, and approximately $150 million for additional construction and equipment upgrades for the Company's existing cable franchises.

The Company was in compliance with all debt covenants and had satisfied all financial ratios and tests as of December 31, 1995 under its Credit Agreement and the Company expects to be in compliance and satisfy all such covenant ratios as may be applicable from time to time during 1996.

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Debt as a percentage of total capitalization of the Company was 47% at December 31, 1995 and December 31, 1994.

The Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock and contingent value rights of Viacom and guarantees of such debt securities by Viacom International which may be issued for aggregate gross proceeds of $3.0 billion. The registration statement was declared effective on May 10, 1995. The net proceeds from the sale of the offered securities may be used by Viacom to repay, redeem, repurchase or satisfy its obligations in respect of its outstanding indebtedness or other securities; to make loans to its subsidiaries; for general corporate purposes; or for such other purposes as may be specified in the applicable Prospectus Supplement. During 1995, the Company issued $1.6 billion of notes and debentures under this shelf registration statement.

See Note 12 of Notes to Consolidated Financial Statements for a description of the Company's future minimum lease commitments.

The commitments of the Company for program license fees, which are not reflected in the balance sheet as of December 31, 1995 and are estimated to aggregate approximately $2.2 billion, principally reflect commitments under SNI's exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

There are various lawsuits and claims pending against the Company. Management believes that any ultimate liability resulting from those actions or claims will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

Certain subsidiaries and affiliates of the Company from time to time receive claims from Federal and state environmental regulatory agencies and other entities asserting that they are or may be liable for environmental cleanup costs and related damages, principally relating to discontinued operations conducted by its former mining and manufacturing businesses (acquired as part of the Mergers). The Company has recorded a liability at approximately the mid-point of its estimated range of environmental exposure. Such liability was not reduced by potential insurance recoveries and reflects management's estimate of cost sharing at multiparty sites. The estimated range of the potential liability was calculated based upon currently available facts, existing technology and presently enacted laws and regulations. On the basis of its experience and the information currently available to it, the Company believes that the claims it has received will not have a material adverse effect on its results of operations, financial position or cash flows.

Current assets decreased to $5.2 billion for 1995 from $5.3 billion for 1994 reflecting the disposition of the net assets of MSG offset by increased receivables and inventory. The increased receivables principally reflect the conforming of accounting policies pertaining to the television programming libraries of Viacom Entertainment, Spelling and Paramount Communications and the effects of

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

increased revenues. The allowance for doubtful accounts as a percentage of receivables increased to 6% for 1995 from 4% for 1994 reflecting increased reserves on Blockbuster receivables and the potential effects of the changes in the retail bookstore environment. Both current and non-current inventory increased principally reflecting the timing of the release of motion pictures at Paramount Pictures, increased production activity at Spelling and increased video and game product purchases at Blockbuster for new and existing video stores. Property and equipment increased reflecting the capital expenditures of $730.6 million and equipment acquired under capital leases of $314.5 million primarily related to capital additions for new and existing video and music stores and additional construction and equipment upgrades for the Company's existing cable franchises. Current liabilities remained constant at $4.1 billion for 1995 and 1994 primarily reflecting normal operating activity. The increase in total debt is described in Note 7 of Notes to Consolidated Financial Statements.

Net cash flow from operating activities decreased 85% to $55.6 million in 1995 from $376.9 million for 1994. Such amounts are not comparable due to the Mergers. The decreased operating cash flow primarily reflects payments of $1.4 billion for 1995 versus $429 million for 1994 for interest and taxes, as well as payments for significant levels of Blockbuster video product purchases made, as is typical, in the first quarter of 1995 partially offset by increased operating income. Net cash flow from operating activities increased 134% to $376.9 million in 1994 from $161.0 million for 1993 principally due to the inclusion of Paramount Communications' and Blockbuster's results of operations since the effective time of the respective mergers and increased operating earnings of Viacom's pre-merger businesses, prior to merger-related charges. Net cash expenditures from investing activities of $79.6 million for 1995, principally reflects capital expenditures and other acquisitions partially offset by proceeds from the sale of MSG and other dispositions. Net cash expenditures from investing activities of $6.3 billion for 1994 principally reflect the acquisition of the majority of the shares of Paramount Communications and capital expenditures, partially offset by proceeds from the sale of the Company's one-third partnership interest in Lifetime. Financing activities reflect borrowings and repayment of debt under the credit agreements during each period presented; proceeds from the issuance of senior notes during 1995; the issuance of Viacom Class B Common Stock to Blockbuster during 1994; and the redemption of the 11.80% senior notes and the issuance of the Preferred Stock during 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


REPORT OF INDEPENDENT ACCOUNTANTS
- ---------------------------------


To the Board of Directors and
Shareholders of Viacom Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Viacom Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Viacom Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits of the consolidated financial statements of Viacom Inc. also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

New York, New York
February 14, 1996

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


                                          By: /s/ Sumner M. Redstone
                                             --------------------------
                                             Sumner M. Redstone
                                             Chairman of the Board of Directors,
                                             Chief Executive Officer


                                          By: /s/ George S. Smith, Jr.
                                             ----------------------------
                                             George S. Smith, Jr.
                                             Senior Vice President,
                                             Chief Financial Officer


                                          By: /s/ Susan C. Gordon
                                             -----------------------
                                             Susan C. Gordon
                                             Vice President, Controller,
                                             Chief Accounting Officer

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
- -------------------------------------
(in millions, except per share amounts)



                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------
                                                       1995         1994          1993
                                                       ----         ----          ----

  Revenues......................................   $11,688.7      $7,363.2      $2,004.9

  Expenses:
   Operating....................................     7,072.7       4,401.0         877.6
   Selling, general and administrative..........     2,302.3       1,888.2         589.2
   Depreciation and amortization................       820.4         465.7         153.1
                                                    --------       -------      --------
      Total expenses............................    10,195.4       6,754.9       1,619.9
                                                    --------       --------     --------
  Operating income..............................     1,493.3         608.3         385.0

  Other income (expense):
    Interest expense, net.......................      (821.4)       (494.1)       (145.0)
    Other items, net (See Note 16)..............        17.3         262.5          61.8
                                                    --------       -------      --------
  Earnings from continuing operations before
    income taxes................................       689.2         376.7         301.8

    Provision for income taxes..................      (417.0)       (279.7)       (129.8)
    Equity in earnings (loss) of affiliated
     companies, net of tax.......................      (53.9)         18.6          (2.5)
    Minority interest...........................        (3.4)         14.9            --
                                                    ---------      --------   ----------
  Net earnings from continuing operations.......       214.9         130.5         169.5
    Earnings (loss) from discontinued operations,
     net of tax (See Note 4).....................        7.6         (20.5)           --
                                                    --------       --------   ----------
  Earnings before extraordinary loss and
    cumulative effect of change in accounting
    principle...................................       222.5         110.0         169.5
    Extraordinary loss, net of tax (See Note 7).          --         (20.4)         (8.9)
    Cumulative effect of change in accounting
    principle...................................          --            --          10.4
                                                    --------       -------    ----------

  Net earnings..................................       222.5          89.6         171.0

   Cumulative convertible preferred stock
     dividend requirement.......................        60.0          75.0          12.8
                                                    --------       -------      --------

  Net earnings attributable to common stock.....    $  162.5       $  14.6      $  158.2
                                                    ========       =======      ========

  Primary and fully diluted net earnings per common share:
      Net earnings from continuing operations..          .41      $    .25      $   1.30
      Earnings (loss) from discontinued
        operations, net of tax.................          .02          (.09)           --
      Extraordinary loss, net of tax...........           --          (.09)         (.07)
      Cumulative effect of change in
        accounting principle...................           --            --           .08
                                                    --------        -------     --------
      Net earnings.............................     $    .43      $    .07      $   1.31
                                                    ========        =======     ========

Weighted average number of common shares and
  common share equivalents:
  Primary......................................        375.1         220.0         120.6
  Fully diluted................................        375.5         220.4         120.6






See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
- ---------------------------
(in millions)

                                                              DECEMBER 31,
                                                              ------------
                                                           1995        1994
                                                           ----        ----
Assets

Current Assets:
  Cash and cash equivalents.........................    $   464.1    $  597.7
  Receivables, less allowances of $126.0 (1995) and
    $75.8 (1994)....................................      1,872.4     1,638.8
  Inventory (See Note 5)............................        903.1       830.9
  Theatrical and television inventory (See Note 5)..      1,275.0       986.9
  Other current assets..............................        684.4       503.5
  Net assets of discontinued operations (See Note 4)           --       697.4
                                                        ---------    --------

Total current assets................................      5,199.0     5,255.2

Property and Equipment:
  Land..............................................        477.6       470.3
  Buildings.........................................      1,161.7       798.8
  Cable television systems..........................        539.8       465.4
  Equipment and other...............................      1,795.6     1,365.1
                                                        ---------    --------
                                                          3,974.7     3,099.6
  Less accumulated depreciation and amortization....        756.8       516.5
                                                        ---------    --------

    Net property and equipment......................      3,217.9     2,583.1
                                                        ---------    --------

Inventory (See Note 5)..............................      2,271.5     1,944.5

Intangibles, at amortized cost......................     16,153.2    16,111.7

Other assets........................................      2,184.4     2,379.2
                                                        ---------    --------

                                                        $29,026.0   $28,273.7
                                                        =========   =========





See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
- ---------------------------
(in millions, except per share amounts)

                                                                        DECEMBER 31,
                                                                        ------------
                                                                    1995         1994
                                                                    ----         ----
Liabilities and Shareholders' Equity

Current Liabilities:
    Accounts payable.....................................     $     788.8     $  770.9
    Accrued interest.....................................           149.8        234.9
    Deferred income......................................           243.5        250.9
    Merger consideration payable.........................           167.4        261.7
    Accrued compensation ................................           449.4        340.6
    Other accrued expenses...............................         1,216.0      1,436.8
    Participants' share, residuals and royalties payable.           798.2        630.0
    Program rights.......................................           240.4        184.4
    Current portion of long-term debt....................            45.1         21.0
                                                              -----------  -----------
         Total current liabilities.......................         4,098.6      4,131.2
                                                              -----------  -----------

Long-term debt (See Note 7)..............................       10,712.1      10,402.4
Other liabilities........................................        2,121.5       1,948.5

Commitments and contingencies (See Note 12)

Shareholders' Equity:
  Preferred Stock, par value $.01 per share; 200.0 shares
    authorized; 24.0 (1995) and 24.0 (1994) shares issued and
    outstanding .........................................         1,200.0      1,200.0
  Class A Common Stock, par value $.01 per share; 200.0
    shares authorized; 75.1 (1995) and 74.6 (1994) shares
    issued and outstanding...............................             0.8          0.7
  Class B Common Stock, par value $.01 per share; 1,000.0
    shares authorized; 294.6 (1995) and 284.1 (1994) shares
    issued and outstanding...............................             2.9          2.8
  Additional paid-in capital.............................        10,726.9     10,579.5
  Retained earnings......................................           173.1         10.6
  Cumulative translation adjustments.....................            (9.9)        (2.0)
                                                              -----------  -----------
  Total shareholders' equity.............................        12,093.8     11,791.6
                                                              -----------  -----------

                                                              $  29,026.0  $  28,273.7
                                                              ===========  ===========



See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------
(in millions)

                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------
                                                           1995         1994        1993
                                                           ----         ----        ----
OPERATING ACTIVITIES:
  Net earnings.....................................    $ 222.5        $  89.6      $171.0
  Adjustments to reconcile net earnings to net cash
    flow from operating activities:
   Depreciation and amortization...................      820.4          465.7       153.1
   Merger-related charges (Note 2).................         --          332.1         --
   Equity in (earnings) losses of affiliated
     companies, net of tax ........................       53.9          (18.6)        2.5
   Distribution from affiliated companies..........       82.2           37.7        13.4
   Gain on the sale of  marketable securities (Note
     16)...........................................      (26.9)           --           --
   Gain on dispositions , net of tax (Note 16).....         --         (164.4)      (45.9)
   Extraordinary losses, net of tax (Note 7).......         --           20.4         8.9
   Change in operating assets and liabilities:
     Increase in receivables.......................     (233.8)        (152.6)      (31.9)
     Increase in inventory and related programming
       liabilities, net............................     (320.9)        (557.0)     (137.5)
     Increase in prepublication costs, net.........      (75.7)         (47.0)         --
     (Increase) decrease in prepaid expenses and
       other current assets........................      (84.5)         110.1          --
     (Increase) decrease in unbilled receivables...      (55.6)          17.3        (4.2)
     (Decrease) increase in accounts payable and
      accrued expenses.............................     (329.1)         164.7       (17.2)
     (Decrease) increase in income taxes payable
       and deferred income taxes, net..............      (56.5)          28.8        82.9
     Increase (decrease) in deferred income........       68.0            9.8        (9.0)
   Other, net......................................       (8.4)          40.3       (25.1)
                                                        ------      ---------   ----------
NET CASH FLOW FROM OPERATING ACTIVITIES............       55.6          376.9       161.0
                                                        ------       --------   ----------

INVESTING ACTIVITIES:
  Proceeds from dispositions.......................    1,442.9          317.6       144.7
  Acquisitions, net of cash acquired...............     (616.2)      (6,254.6)      (82.2)
  Capital expenditures.............................     (730.6)        (364.9)     (135.0)
  Investments in and advances to affiliated
    companies........................................   (138.1)         (51.3)      (21.6)
  Proceeds from sale of short-term investments.....      281.3          156.2          --
  Payments for purchase of short-term investments..     (301.2)        (102.2)         --
  Other, net.......................................      (17.7)         (37.2)      (47.7)
                                                        -------    ------------ ----------
NET CASH FLOW FROM INVESTING ACTIVITIES...........       (79.6)      (6,336.4)     (141.8)
                                                        -------     ----------  ----------

FINANCING ACTIVITIES:
  Short-term (repayments to) borrowings from banks,
    net ...........................................   (1,560.2)       3,560.0       334.3
  Proceeds from the issuance of senior notes.......    1,538.6          --             --
  Proceeds from the issuance of Class B Common Stock        --        1,250.0          --
  Proceeds from exercise of stock options and
   warrants........................................      125.6           52.6         8.8
  Payment of Preferred Stock dividends.............      (60.0)         (72.7)         --
  Settlement of CVRs...............................      (81.9)            --          --
  Proceeds from the issuance of Preferred Stock....         --             --     1,800.0
  Redemption of notes and debentures...............         --             --      (298.0)
  Deferred financing fees..........................      (23.4)         (87.1)      (18.1)
  Other, net.......................................      (48.3)         (28.0)      (12.2)
                                                        ------      ----------  ----------
NET CASH FLOW FROM FINANCING ACTIVITIES............     (109.6)       4,674.8     1,814.8
                                                        -------      --------   ----------

Net increase (decrease) in cash and cash equivalents    (133.6)      (1,284.7)    1,834.0
Cash and cash equivalents at beginning of year.....      597.7        1,882.4        48.4
                                                        ------      ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR...........    $ 464.1        $ 597.7    $1,882.4
                                                       =======        =======    ========

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
- -----------------------------------------------
(in millions)

                                                      YEAR ENDED DECEMBER 31,
                               ---------------------------------------------------------------------
                                        1995                     1994                  1993
                                --------------------      ------------------    ---------------------
                                SHARES       AMOUNTS     SHARES       AMOUNTS    SHARES       AMOUNTS
PREFERRED STOCK
- ---------------
Balance, beginning of year....     24.0     $ 1,200.0      48.0     $ 1,800.0        --      $      --
Issuance of Series A and Series B
   Preferred Stock............       --           --         --           --       48.0        1,800.0
Cancellation of Series A
Preferred stock ..............       --           --      (24.0)       (600.0)       --             --
                                 ------      --------    ------     ---------     -----     ----------
Balance, end of year..........     24.0     $ 1,200.0      24.0     $ 1,200.0      48.0      $ 1,800.0
                                 ======      ========    ======      ========     =====     ==========

CLASS A COMMON STOCK
- --------------------
Balance, beginning of year....     74.6     $      .7      53.4     $      .5      53.4      $      .5
Exercise of stock options and
  warrants....................       .5            .1        .2            --        --             --
Blockbuster Merger Consideration.    --            --      21.0            .2        --             --
                                 ------      --------    ------     ---------    ------     ----------
Balance, end of year..........     75.1     $      .8      74.6     $      .7      53.4      $      .5
                                =======      ========    ======     =========    ======     ==========

CLASS B COMMON STOCK
- --------------------
Balance, beginning of year....     284.1    $     2.8      67.3     $      .7      67.1      $      .7
Exercise of stock options and        4.4          --        1.2            --        .2             --
  warrants......................
Paramount Merger Consideration       --           --       56.7            .5        --             --
Blockbuster Merger Consideration.    --           --      158.9           1.6        --             --
Issuance of shares............       --           --       22.7            .2        --             --
Cancellation of  shares.......       --           --      (22.7)          (.2)       --             --
Conversion of VCRs to B Shares       6.1           .1        --            --        --             --
                                --------      -------   -------     ---------    ------      ---------
Balance, end of year..........     294.6    $     2.9     284.1     $     2.8      67.3      $      .7
                                ========      =======   =======     =========    ======      =========

ADDITIONAL PAID-IN CAPITAL
- --------------------------
Balance, beginning of year....              $10,579.5               $   920.9                $   917.5
Exercise of stock options and
warrants, net of tax benefit..                  233.3                    65.8                      3.4
Paramount Merger Consideration                    --                  2,190.9                       --
Blockbuster Merger Consideration.                 --                  7,412.1                       --
Settlement of CVRs............                  (81.9)                     --                       --
Settlement of Paramount Merger
  appraisal rights............                   (4.0)                     --                       --
Issuance of Class B Common shares                 --                  1,250.0                       --
Cancellation of Class B Common
  shares......................                    --                 (1,250.0)                      --
Expenses associated with stock
  issuances...................                    --                    (10.2)                      --
                                            ---------               ---------                 --------
Balance, end of year..........              $10,726.9               $10,579.5                $   920.9
                                            =========               =========                 ========

RETAINED EARNINGS (ACCUMULATED DEFICIT)
- ---------------------------------------
Balance, beginning of year....              $    10.6               $    (4.0)               $  (162.2)
Net earnings..................                  222.5                    89.6                    171.0
Preferred stock dividend
  requirements..................                (60.0)                  (75.0)                   (12.8)
                                             --------                --------                ----------
Balance, end of year..........              $   173.1               $    10.6                $    (4.0)
                                              =======                ========                ==========

CUMULATIVE TRANSLATION ADJUSTMENTS
- ----------------------------------
Balance, beginning of year....              $    (2.0)              $      --                $      --
Translation adjustments.......                   (7.9)                   (2.0)                      --
                                              --------             ----------                ---------
Balance, end of year..........              $    (9.9)              $    (2.0)               $      --
                                              ========             ==========                =========


TOTAL SHAREHOLDERS' EQUITY....              $12,093.8               $11,791.6                $ 2,718.1
                                           ==========              ==========                =========

See notes to consolidated financial statements.

                              VIACOM INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Tabular dollars in millions, except per share amounts)


1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
   ACCOUNTING POLICIES

BASIS OF PRESENTATION - Viacom Inc. (the "Company") is a diversified entertainment and publishing company with operations in the five segments described below. The Company's consolidated results of operations include the results of operations of Paramount Communications Inc. ("Paramount Communications") commencing March 1, 1994 and Blockbuster Entertainment Corporation ("Blockbuster") commencing October 1, 1994 (See Note 2). See Note 13 regarding the relative contribution to revenues and operating income of each of the following business segments:

Networks and Broadcasting
The Company, through MTV Networks, owns and operates advertiser-supported basic cable television program services, and through Showtime Networks Inc. owns and operates premium subscription cable television program services. The Company also owns and operates 12 television stations and 12 radio stations.

Entertainment
The Company, through Paramount Pictures and Spelling Entertainment Group, Inc. ("Spelling"): 1) produces, acquires, finances and distributes feature motion pictures, normally, for exhibition in U.S. and foreign theaters followed by videocassettes and discs, pay-per-view television, premium subscription television, network television, basic cable television and syndicated television exploitation; 2) produces, acquires and distributes series, mini-series, specials and made-for-television movies primarily for network television, first-run syndication and basic cable television; 3) operates movie theaters; and 4) provides new media and interactive services.

Video and Music/Theme Parks
The Company, through Blockbuster Entertainment Group, operates and franchises videocassette rental and retail sales stores, and operates music stores throughout the United States and internationally. Additionally, the Company, through Paramount Parks, owns and operates five regional theme parks and one water park in the United States and Canada.

Publishing
The Company, through Simon & Schuster, publishes and distributes consumer hardcover and paperback books, interactive CD-ROM products, audio books, educational textbooks and supplemental educational materials, multimedia curriculum and information and reference materials for businesses and professionals.

Cable Television
The Company owns and operates cable television distribution systems serving approximately 1.2 million subscribers primarily in Northern California, the Pacific Northwest region of the United States, Nashville, Tennessee and Dayton, Ohio. Revenues are primarily earned from subscriber fees for primary and premium subscription services, sale of advertising and pay-per-view programming fees.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


reported amounts of revenues and expenses during the reporting period. Actual results could subsequently differ from those estimates.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and investments of more than 50% in subsidiaries and other entities. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for under the equity method. All significant intercompany transactions have been eliminated. Investments of 20% or less are accounted for under the cost method. In 1993, the fiscal year end for certain foreign operations was changed from October 31 to December 31.

CASH EQUIVALENTS - Cash equivalents are defined as short-term (3 months or less) highly liquid investments.

INVENTORIES - Publishing related inventories are generally determined using the lower of cost (first-in, first-out method) or net realizable value. Prerecorded music and videocassette sell through inventory costs are determined using the moving weighted average method, the use of which approximates the first-in, first-out basis. Videocassette rental inventory is recorded at cost and amortized over its estimated economic life. Videocassettes which are considered base stock are amortized over 36 months on a straight-line basis. Videocassettes which are considered new release feature films are frequently ordered in large quantities to satisfy initial demand ("hits"). For each store, the fifth and any succeeding copies of hit titles purchased are amortized over six months on a straight-line basis.

Theatrical and Television Inventories - Inventories related to theatrical and television product (which include direct production costs, production overhead, acquisition costs, prints and certain exploitation costs) are stated at the lower of amortized cost or net realizable value. Inventories are amortized, and liabilities for residuals and participations are accrued, on an individual product basis based on the proportion that current revenues bear to the estimated remaining total lifetime revenues. Estimates for initial domestic syndication and basic cable revenues are not included in the estimated lifetime revenues of network series until such sales are probable. Estimates of total lifetime revenues and expenses are periodically reviewed. The costs of feature and television films are classified as current assets to the extent such costs are expected to be recovered through their respective primary markets. Other costs related to film production are classified as noncurrent. A portion of the cost to acquire Paramount Communications and Blockbuster was allocated to theatrical and television inventories based upon estimated revenues from certain films less related costs of distribution and a reasonable profit allowance for the selling effort. The cost allocated to films is being amortized over their estimated economic lives not to exceed 20 years.

The Company estimates that approximately 68% of unamortized film costs (including amounts allocated under purchase accounting) at December 31, 1995 will be amortized within the next three years.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


Program Rights - The Company acquires rights to exhibit programming on its broadcast stations or cable networks. The costs incurred in acquiring programs are capitalized and amortized over the license period. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable, and the program is accepted and available for airing.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation is computed principally by the straight-line method over estimated useful lives ranging from 3 to 40 years. Depreciation expense, including capitalized lease amortization, was $364.1 million (1995), $215.9 million (1994) and $92.8 million
(1993).

Property and equipment includes capital leases of $358.5 million and $102.4 million as of December 31, 1995 and December 31, 1994, respectively, net of accumulated amortization of $53.5 million and $21.8 million, respectively. Amortization expense related to capital leases was $39.1 million (1995), $13.1 million (1994) and $3.6 million (1993).

INTANGIBLE ASSETS - Intangible assets, which primarily consist of the cost of acquired businesses in excess of the market value of tangible assets and liabilities acquired (goodwill), are generally amortized by the straight-line method over estimated useful lives of up to 40 years. The Company evaluates the amortization period of intangibles on an ongoing basis in light of changes in any business conditions, events or circumstances that may indicate the potential impairment of intangible assets. Accumulated amortization of intangible assets at December 31 was $1.1 billion (1995) and $663.2 million (1994).

REVENUE RECOGNITION - Subscriber fees for Networks and Cable Television are recognized in the period the service is provided. Advertising revenues for Networks and Broadcasting are recognized in the period during which the spots are aired. Revenues from the video and music stores are recognized at the time of rental or sale. The publishing segment and new media recognize revenue when merchandise is shipped.

Theatrical and Television Revenues - On average, the length of the initial revenue cycle for feature films approximates four to seven years. Theatrical revenues from domestic and foreign markets are recognized as films are exhibited; revenues from the sale of videocassettes and discs are recognized upon delivery of the merchandise; and revenues from all television sources are recognized upon availability of the film for telecast.

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

INTEREST - Costs associated with the refinancing or issuance of debt, as well as with debt discount, are expensed as interest over the term of the related debt. The Company enters into interest rate exchange agreements; the amount to be paid or received under such agreements is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense. Amounts paid for

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

purchased interest rate cap agreements are amortized as interest expense over the term of the agreement (See Note 8).

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS - The Company's foreign subsidiaries' assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The resulting translation gains or losses are included as a separate component of shareholders' equity. Foreign currency transaction gains and losses have been included in other items, net, and have not been material in any of the years presented.

PROVISION FOR DOUBTFUL ACCOUNTS - The provision for doubtful accounts charged to expense was $104.3 million (1995), $61.6 million (1994) and $16.7 million
(1993).

NET EARNINGS PER COMMON SHARE - Primary net earnings per common share is calculated based on the weighted average number of common shares outstanding during each period, the effects of common shares potentially issuable in connection with the variable common rights ("VCRs") (prior to their settlement) and stock options and warrants for 1995 and 1994 and contingent value rights ("CVRs") for 1994. For 1993, the effect of contingently issuable common shares from stock options was immaterial and, therefore, the effect is not reflected in primary net earnings per common share. For each of the full years presented, the effect of the assumed conversion of Preferred Stock is antidilutive and therefore, not reflected in fully diluted net earnings per common share.

RECLASSIFICATIONS
Certain amounts reported for prior years have been reclassified to conform with the current presentation.

RECENT PRONOUNCEMENTS
During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long -Lived Assets to Be Disposed Of," which the Company will be required to adopt in 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company does not expect that SFAS 121 will have a significant effect on the consolidated financial position or results of operations.

During 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for compensation cost related to stock option plans and other forms of stock based compensation plans as an alternative to the intrinsic value based method of accounting defined under Accounting Principles Board Opinion No. 25. Companies that do not elect the new method of accounting for 1996 will be required to provide pro forma disclosures as if the fair value based method had been applied for the current period and prior comparable period. The Company intends to adopt SFAS 123 by providing the pro forma disclosures.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

2) PARAMOUNT MERGER, BLOCKBUSTER MERGER AND
   RELATED TRANSACTIONS

On March 11, 1994, the Company acquired a majority of the shares of Paramount Communications common stock outstanding at a price of $107 per share in cash. On July 7, 1994, Paramount Communications became a wholly owned subsidiary of the Company (the "Paramount Merger"). Each share of Paramount Communications common stock outstanding at the time of the Paramount Merger (other than shares held in the treasury of Paramount Communications or owned by the Company and other than shares held by any stockholders who demanded and perfected appraisal rights) was converted into the right to receive (i) 0.93065 of a share of Class B Common Stock, (ii) $17.50 principal amount of 8% exchangeable subordinated debentures ("8% Merger Debentures"), (iii) 0.93065 of a CVR, (iv) 0.5 of a warrant to purchase one share of Viacom Class B Common Stock at any time prior to the third anniversary of the Paramount Merger at a price of $60 per share, and (v) 0.3 of a warrant to purchase one share of Viacom Class B Common Stock at any time prior to the fifth anniversary of the Paramount Merger at a price of $70 per share.

On July 7, 1995 the CVRs matured. The Company paid approximately $81.9 million in cash, or approximately $1.44 per CVR, to settle its obligation under the CVRs.

On September 29, 1994, Blockbuster was merged with and into the Company (the "Blockbuster Merger"). Each share of Blockbuster Common Stock outstanding at the time of the Blockbuster Merger (other than shares held in the treasury of Blockbuster or owned by the Company) was converted into the right to receive (i)
0.08 of a share of Viacom Class A Common Stock, (ii) 0.60615 of a share of Viacom Class B Common Stock and (iii) one VCR.

On September 29, 1995 the VCRs matured. The Company issued approximately 6.1 million shares of Viacom Inc. Class B Common Stock, or .022665 of a share of Viacom Inc. Class B Common Stock per VCR, to settle its obligation under the VCRs.

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

The unaudited condensed pro forma results of operations data presented below assumes that the Mergers and related transactions, the sale of the one-third partnership interest in Lifetime and the sale of MSG (as defined in Note 4) occurred at the beginning of each period presented. The unaudited condensed pro forma results of operations data was prepared based upon the historical consolidated results of operations of the Company for the years ended December 31, 1994 and 1993, Paramount for the two months ended February 28, 1994 and year ended December 31, 1993, and Blockbuster for the nine months ended September 30, 1994 and year ended December 31, 1993, adjusted to exclude the non-recurring merger-related charges of $332.1 million (as described below). Financial information for Paramount Communications and Blockbuster subsequent to the date of acquisition is included in the Company's

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

historical information. Intangible assets are amortized principally over 40 years on a straight-line basis. The following unaudited pro forma information is not necessarily indicative of the combined results of operations of the Company, Paramount Communications and Blockbuster that would have occurred if the completion of the transactions had occurred on the dates previously indicated nor are they necessarily indicative of future operating results of the combined company.

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                      1994              1993
                                                      ----              ----
                                                             (UNAUDITED)
Revenues.......................................      $10,121.6       $ 9,235.5
Operating income...............................        1,040.0           758.7
Net earnings from continuing operations before
   extraordinary loss, cumulative effect of a
   change in accounting principle and preferred
   stock dividends.............................          111.6            10.9
Net earnings (loss) attributable to common stock
   before extraordinary loss and cumulative
   effect of a change in accounting principle..           51.6           (49.1)
Earnings (loss) per common share before
   extraordinary loss and cumulative effect of
   change in accounting principle..............            .13            (.14)

Pro forma operating income for the year ended December 31, 1994 excludes $332.1 million of non-recurring merger-related charges reflecting the integration of the Company's pre-merger businesses with similar Paramount Communications units, and related management and strategic changes principally related to the merger with Paramount Communications.

During each of the years presented, the Company has also acquired or sold certain other businesses. The contributions of these businesses in the aggregate were not significant to the Company's results of operations for the periods presented, nor are they expected to have a material effect on the Company's results on a continuing basis.

As part of the Mergers, the Company recognized costs of plans to exit activities and terminate and relocate employees of Paramount Communications and Blockbuster. The total liabilities accrued for such costs were $228.7 million, of which $71.4 million represents costs to exit activities, $119.2 million for severance costs and $38.1 million for relocation costs. During 1995 and 1994, the Company paid and charged against the liabilities $79.9 million and $84.6 million, respectively. The Company expects to substantially complete the activities related to these liabilities during 1996.


3) POTENTIAL TRANSACTION

During July 1995, the Company entered into an agreement to split-off its cable systems to its shareholders through a dutch-auction exchange offer. The exchange offer will allow shareholders to exchange shares of Viacom Inc. Class A or Class B Common Stock for shares of cumulative, redeemable exchangeable preferred stock of a subsidiary of Viacom that holds its cable systems. Prior to the consummation of the

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


exchange offer, such subsidiary will enter into a $1.7 billion credit agreement, the proceeds of which will be transferred to another subsidiary of Viacom. The Company also entered into a definitive agreement with Tele-Communications, Inc. ("TCI") under which a subsidiary of TCI, through a capital contribution of $350 million in cash, will purchase all of the common shares of such subsidiary immediately following the split-off. National Amusements, Inc. ("NAI"), which owns approximately 25% of Viacom Inc. Class A and Class B Common Stock on a combined basis, will not participate in the exchange offer. The exchange offer and related transactions are subject to several conditions, including regulatory approvals, receipt of a tax ruling and consummation of the exchange offer.


4) DISPOSITION

On March 10, 1995, the Company sold Madison Square Garden Corporation, which included the Madison Square Garden Arena, The Paramount theater, the New York Knickerbockers, the New York Rangers and the Madison Square Garden Network (collectively "MSG") to a joint venture of ITT Corporation and Cablevision Systems Corporation for closing proceeds of $1.0 billion, representing the sale price of $1.1 billion, less approximately $66 million in working capital adjustments. MSG was acquired by the Company as part of Paramount Communications with its book value recorded at fair value and therefore no gain was recorded on its sale. Proceeds from the sale of MSG and other dispositions were used to repay notes payable to banks, of which approximately $600 million represents a permanent reduction of the Company's bank commitments.

MSG has been accounted for as a discontinued operation and, accordingly, its operating results and net assets have been separately disclosed in the consolidated financial statements. Summarized results of operations and financial position data for MSG, reflected in the Company's financial statements, are as follows:


                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------
                                                        1995 (1)          1994 (2)
                                                        --------          --------
     RESULTS OF OPERATIONS:
     Revenues......................................      $ 91.5          $ 273.4
     Earnings (loss) from operations before income taxes $ 12.7          $ (25.4)
     (Provision) benefit for income taxes..........      $ (5.1)         $   4.9
     Net earnings (loss)...........................      $  7.6          $ (20.5)

                                                       YEAR ENDED DECEMBER 31, 1994
                                                       ----------------------------
    FINANCIAL POSITION:
     Current assets................................                $107.8
     Net property, plant and equipment.............                 312.9
     Other assets..................................                 409.4
     Total liabilities.............................                (132.7)
                                                                  --------
     Net assets of discontinued operations.........                $697.4
                                                                   ======

(1) Reflects results of operations  from January 1 through March 9.
(2) Reflects results of operations from March 1 through December 31.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


The provision for income taxes of $5.1 million for 1995 and benefit for income taxes of $4.9 million for 1994 represent effective tax rates of 40.0% and 19.3%, respectively. The differences between the effective tax rate and the statutory federal tax rate of 35% principally relate to the allocation of nondeductible goodwill amortization and state and local taxes.

5) INVENTORIES

Inventories consist of the following:

                                                          DECEMBER 31,
                                                     -----------------------
                                                      1995             1994
                                                      ----             ----

Prerecorded music and video cassettes...........    $ 474.8        $   509.2
Videocassette rental inventory..................      520.3            297.6
Publishing:
    Finished goods..............................      303.6            218.9
    Work in process.............................       44.9             35.8
    Materials and supplies......................       30.2             27.1
Other...........................................       87.9             73.8
                                                    -------        ---------
                                                    1,461.7          1,162.4
   Less current portion.........................      903.1            830.9
                                                    -------        ---------

                                                    $ 558.6        $   331.5
                                                    =======        =========
Theatrical and television inventory:
     Theatrical and television productions:
        Released................................   $1,612.1        $ 1,488.0
        Completed, not released.................       52.5             12.8
        In process and other....................      357.0            260.8
     Program rights.............................      966.3            838.3
                                                    -------        ---------
                                                    2,987.9          2,599.9
     Less current portion.......................    1,275.0            986.9
                                                    -------        ---------
                                                   $1,712.9        $ 1,613.0
                                                   ========        =========

Total non-current inventory.....................   $2,271.5        $ 1,944.5
                                                   ========        =========



6) INVESTMENTS IN AFFILIATED COMPANIES

The Company accounts for its investments in affiliated companies over which the Company has significant influence or ownership of more than 20% but less than or equal to 50% under the equity method. Such investments are principally comprised of the Company's interest in Comedy Central (50% owned) and Nickelodeon (UK) (50% owned), investments acquired during 1994 as part of the Mergers and in 1995, several start-up international ventures including MTV Asia. Investments acquired as part of the Mergers were USA Networks (50% owned), Discovery Zone (approximately 49% owned) and theatrical exhibition and other distribution ventures. The Company's interest in Lifetime is included prior to its sale in 1994 (See Note 16). Investments in affiliates are included in other assets.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


The following is a summary of financial information as reported by the equity investees on a 100% basis.


                                            YEAR ENDED DECEMBER 31,
                                      ----------------------------------
                                       1995          1994          1993
                                       ----          ----          ----
Results of operations:
Revenues........................    $2,212.6      $1,514.0        $ 281.1
Operating income (loss).........      (364.6)         86.3           23.3
Net earnings (loss).............      (412.0)         57.4           10.1

                                           DECEMBER 31,
                                      --------------------
                                       1995           1994
                                       ----          ----
Financial position:
Current assets..................    $  891.8      $  925.6
Noncurrent assets...............     1,367.8       1,445.9
Current liabilities.............       990.5         784.2
Noncurrent liabilities..........       825.8         726.3
Equity..........................       443.3         861.0

The Company, through the normal course of business, is involved in transactions with affiliated companies that have not been material in any of the periods presented.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


7) BANK FINANCING AND DEBT

Long-term debt consists of the following:
                                                                DECEMBER 31,
                                                             -----------------
                                                              1995       1994
                                                            ----       ----

Notes payable to banks (a).............................. $  6,206.9  $7,709.4
  6.625% Senior Notes due 1998..........................      150.0     150.0
  5.875% Senior Notes * due 2000........................      149.5     149.5
  7.5% Senior Notes * due 2002..........................      247.4     247.0
  6.75% Senior Notes due 2003, net of unamortized
   discount of $.3 (b)..................................      349.7        --
  7.75% Senior Notes due 2005, net of unamortized
   discount of $9.0 (c).................................      991.0        --
  7.625% Senior Debentures due 2016, net of unamortized
   discount of $1.4 (b).................................      198.6        --
  8.25% Senior Debentures * due 2022....................      247.1     247.0
  7.5% Senior Debentures * due 2023.....................      149.5     149.5
  9.125% Senior Subordinated Notes * due 1999...........      150.0     150.0
  8.75%  Senior Subordinated Reset Notes * due 2001 (d).      100.0     100.0
10.25% Senior Subordinated Notes * due 2001.............      200.0     200.0
  7.0% Senior Subordinated Debentures * due 2003, net of
   unamortized discount of $44.6 (1995) and $48.4 (1994)      186.8     183.1
  8.0% Merger Debentures due 2006, net of unamortized
   discount of $120.1 (1995) and $131.3 (1994)........        946.7     938.6
  Other Notes.........................................         62.1      71.8
Obligations under capital leases......................        421.9     127.5
                                                          ---------  ---------
                                                          $10,757.2  $10,423.4
Less current portion..................................         45.1       21.0
                                                          ---------- ---------
                                                          $10,712.1  $10,402.4
                                                          ========== =========
* Issues of Viacom International guaranteed by the Company.

     (a) -- On July 1, 1994, the Company entered into an aggregate $6.489 billion credit agreement (the "Viacom Credit Agreement"), and Viacom International Inc. ("Viacom International") and certain of its subsidiaries (the "Subsidiary Obligors") entered into a $311 million credit agreement (the "Viacom International Credit Agreement," together with the Viacom Credit Agreement, collectively the "Credit Agreements") each with certain banks, the proceeds of which were used to refinance debt related to the Paramount Merger and the previously existing bank debt of the Company, Viacom International and Paramount Communications. On September 29, 1994, the Company entered into an aggregate $1.8 billion credit agreement (the "$1.8 billion Credit Agreement") with certain banks, the proceeds of which were used to refinance the previously existing bank debt of Blockbuster.

The Company guarantees the Viacom International Credit Agreement and notes and debentures issued by Viacom International. Viacom International guarantees Viacom's Credit Agreement, the $1.8 billion Credit Agreement and notes and debentures issued by the Company.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


The following is a summary description of the credit agreements as of December 31, 1995. The description does not purport to be complete and should be read in conjunction with each of the credit agreements which have been previously filed as an exhibit and are incorporated by reference herein.

The Viacom Credit Agreement is comprised of (i) a $1.5 billion senior unsecured revolving short term loan (the "Short-Term Loan") maturing December 31, 1996,
(ii) a $1.8 billion senior unsecured reducing revolving loan (the "Revolving Loan") maturing July 1, 2002 and (iii) a $2.189 billion term loan maturing July 1, 2002 (the "Term Loan"). The Viacom International Credit Agreement is comprised of a $311 million term loan to Viacom International and certain of its subsidiaries maturing July 1, 2002. The $1.8 billion Credit Agreement is comprised of a $1.8 billion senior unsecured reducing revolving loan to the Company maturing July 1, 2002.

The Company may prepay the loans and reduce commitments under the Viacom Credit Agreement and the $1.8 billion Credit Agreement in whole or in part at any time.

During 1995, the Company permanently prepaid amounts and reduced commitments under the Short-Term Loan by $1.0 billion primarily from the proceeds from the sale of MSG and issuance of the 7.75% Senior Notes. These prepayments and commitment reductions are reflected in the Short-Term Loan.

Effective December 1995, certain provisions of the Credit Agreement were amended which among other things (i) eliminated required prepayments prior to December 31, 1996, except for prepayment of certain amounts received by the Company in connection with the completion of the pending cable transaction described in
Note 3 or the potential sale of Spelling (ii) permitted completion of the cable transaction and (iii) reduced the applicable borrowing margin payable on all loans under the three facilities.

The interest rate on all loans made under the three facilities is based upon Citibank, N.A.'s base rate or the London Interbank Offered Rate and is affected by the Company's credit rating. At December 31, 1995, the London Interbank Offered Rates ("LIBOR") (upon which the Company's borrowing rate was based) for borrowing periods of one month and two months were 5.69% and 5.63%, respectively. At December 31, 1994, LIBOR for borrowing periods of one and two months were 6.0% and 6.25%, respectively.

The credit agreements contain certain covenants which, among other things, require that the Company maintain certain financial ratios and impose on the Company and its subsidiaries certain limitations on substantial asset sales and mergers with any other company in which the Company is not the surviving entity.

The credit agreements contain certain customary events of default and provide that it is an event of default if NAI fails to own at least 51% of the outstanding voting stock of the Company.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


The Company is required to pay a commitment fee based on the aggregate daily unborrowed portion of the loan commitments. As of December 31, 1995, the Company had $1.5 billion of available unborrowed loan commitments. The credit agreements do not require compensating balances.

   (b) -- During December 1995, the Company issued an aggregate principal amount of $350 million of 6.75% Senior Notes due 2003 at a price to the public of 99.903% and $200 million of 7.625% Senior Debentures due 2016 at a price to the public of 99.29%. Proceeds from the issuance were used to repay notes payable to banks. Such notes and debentures were issued pursuant to the shelf registration statement described below.

   (c) -- During May 1995, the Company issued an aggregate principal amount of $1 billion of 7.75% Senior Notes due June 1, 2005 at a price to the public of 99.04%. Proceeds from the issuance were used to repay notes payable to banks, of which approximately $400 million was a permanent reduction of the Company's bank commitments. Such notes were issued pursuant to the shelf registration statement described below.

   (d) -- The $100 million aggregate principal amount of 8.75% Senior Subordinated Reset Notes ("8.75% Reset Notes") are due on May 15, 2001. On May 15, 1995 the interest rate was reset at the original interest rate of 8.75% . On May 15, 1998, unless a notice of redemption of the 8.75% Reset Notes on such date has been given by the Company, the interest rate on the 8.75% Reset Notes will, if necessary, be adjusted from the rate then in effect to a rate to be determined on the basis of market rates in effect on May 5, 1998, as the rate the 8.75% Reset Notes should bear in order to have a market value of 101% of principal amount immediately after the resetting of the rate. In no event will the interest rate be lower than 8.75% or higher than the average three year treasury rate (as defined in the indenture) multiplied by two. Interest rate reset on May 15, 1998 will remain in effect on the 8.75% Reset Notes thereafter. The 8.75% Reset Notes are redeemable at the option of the Company, in whole but not in part, or on May 15, 1998, at a redemption price of 101% of principal amount plus accrued interest to, but not including, the date of redemption.

The Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock and contingent value rights of Viacom and guarantees of such debt securities by Viacom International which may be issued for aggregate gross proceeds of $3.0 billion. The registration statement was declared effective on May 10, 1995. The net proceeds from the sale of the offered securities may be used by Viacom to repay, redeem, repurchase or satisfy its obligations in respect of its outstanding indebtedness or other securities; to make loans to its subsidiaries; for general corporate purposes; or for such other purposes as may be specified in the applicable Prospectus Supplement. During 1995, the Company issued $1.6 billion of notes and debentures under this shelf registration statement.

EXTRAORDINARY LOSSES

During 1994, the proceeds from the Viacom Credit Agreement were used to refinance the previously existing bank debt of the Company. The Company recognized an extraordinary loss from the extinguishment of debt of $20.4 million, net of a tax benefit of $11.9 million. The effective tax rate of 36.8% is greater than the federal statutory tax rate of 35% due to state tax benefits.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


On July 15, 1993, Viacom International redeemed all of the $298 million principal amount outstanding of the 11.80% Senior Subordinated Notes at a redemption price equal to 103.37% of the principal amount plus accrued interest to July 15, 1993. Viacom International recognized an extraordinary loss from the extinguishment of debt of $8.9 million, net of a tax benefit of $6.1 million. The effective tax rate of 40.7% is greater than the federal statutory tax rate of 35% due to state tax benefits.

The Company borrowed the funds necessary for each of these redemptions under its bank credit facilities existing in the respective periods.

Interest costs incurred, interest income and capitalized interest are summarized below:

                                       YEAR ENDED DECEMBER 31,
                                  ---------------------------------
                                   1995          1994          1993
                                   ----          ----          ----

  Interest Incurred.......      $ 868.5       $ 536.3       $ 154.5
  Interest Income.........      $  33.4       $  32.6       $   9.1
  Capitalized Interest....      $  13.7       $   9.6       $    .4

Scheduled maturities of long-term debt of the Company through December 31, 2000, assuming full utilization of the commitments under the credit agreements are $1.6 billion (1996), $248.9 million (1997), $1.0 billion (1998), $1.5 billion
(1999) and $1.3 billion (2000). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.


8) FINANCIAL INSTRUMENTS

The Company's carrying value of the financial instruments approximates fair value, except for differences with respect to the notes and debentures and certain differences related to other financial instruments which are not significant. The carrying value of the senior debt, senior subordinated debt and subordinated debt is $4.1 billion and the fair value, which is estimated based on quoted market prices, is approximately $4.3 billion.

The Company enters into interest rate exchange agreements with off-balance sheet risk in order to reduce its exposure to changes in interest rates on its variable rate long-term debt and/or take advantage of changes in interest rates. These interest rate exchange agreements include interest rate swaps and interest rate caps. At December 31, 1995, the Company had $1.6 billion of interest rate exchange agreements outstanding with commercial banks. These agreements, which expire over the next two years, effectively change the Company's interest rate on an equivalent amount of variable rate borrowings to a fixed rate of 6.3%.

The Company enters into foreign currency exchange contracts in order to reduce its exposure to changes in foreign currency exchange rates that affect the value of its firm commitments and certain anticipated foreign currency cash flows. These contracts generally mature within the calendar year. The Company does not enter into foreign currency contracts for speculative purposes. To date, the

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


contracts utilized have been purchased options and forward contracts. A forward contract is an agreement between two parties to exchange a specified amount of foreign currency, at a specified exchange rate on a specified future date. An option contract provides the right, but not the obligation, to buy or sell currency at a fixed exchange rate on a future date. The contracts have principally hedged the British pound, the Australian dollar, the Japanese yen, the Candian dollar, the German deutschemark and the European Currency Unit/ British pound relationship. At December 31, 1995, the Company had outstanding contracts with a notional value of approximately $12.0 million which expire in 1996. Realized gains and losses on contracts that hedge anticipated future cash flows are recognized in "Other Items, Net" and were not material in each of the periods. Option premiums are amortized over the life of the contract. Deferred gains and losses on foreign currency exchange contracts as of December 31, 1995 were not material.

The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties. The Company's receivables do not represent significant concentrations of credit risk at December 31, 1995, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.


9) SHAREHOLDERS' EQUITY

On July 7, 1995 the CVRs matured. The Company paid approximately $81.9 million in cash, or approximately $1.44 per CVR, to settle its obligation under the CVRs.

On September 29, 1995 the VCRs matured. The Company issued approximately 6.1 million shares of Viacom Inc. Class B Common Stock, or .022665 of a share of Viacom Inc. Class B Common Stock per VCR, to settle its obligation under the VCRs.

During March 1994, Blockbuster purchased 22.7 million shares of Viacom Class B Common Stock at a price of $55 per share. The common stock was canceled upon consummation of the Blockbuster Merger.

On October 22, 1993, Blockbuster purchased 24 million shares of cumulative convertible preferred stock, par value $.01 per share, of the Company ("Series A Preferred Stock") for $600 million. The Preferred Stock purchased by Blockbuster was canceled upon consummation of the Blockbuster Merger. On November 19, 1993, NYNEX Corporation ("NYNEX") purchased 24 million shares of cumulative convertible preferred stock, par value $.01 per share, of the Company ("Series B Preferred Stock," collectively with the Series A Preferred Stock, "Preferred Stock") for $1.2 billion. Series B Preferred Stock has a liquidation preference of $50 per share, an annual dividend rate of 5%, is convertible into shares of Viacom Class B Common Stock at a conversion price of $70 and does not have voting rights other than those required by law. The Series B Preferred Stock is redeemable by the Company at declining premiums after five years from issuance.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


NAI holds approximately 25% and the public holds approximately 75% of the Company's outstanding Common Stock as of December 31, 1995. NAI owns 61% of the outstanding Viacom Class A Common Stock as of December 31, 1995.

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

In addition to the 18.6 million stock option awards outstanding under various plans, as of December 31, 1995 there are phantom shares for 321,549 shares of common stock all of which are vested, at an average grant price of $29. The stock options generally vest over a four to six year period from the date of grant and expire 10 years after the date of grant.

Each of the unexercised stock options to purchase Paramount Communications or Blockbuster common stock that was outstanding at the time of the respective mergers automatically became options to purchase the merger consideration applicable to the stock option under the same price and terms, except that, for employees of Paramount Communications who were employees on the date of the Paramount Merger, additional Viacom Class B Common Stock valued in July 1995, will be issued on exercise of such options as consideration for the cash portion of the blended purchase price per share of Paramount Communications that was not reflected in the Merger consideration because of the transaction structure. These options generally became vested upon the effective date of the Merger, and are exercisable over a three to five year period and expire 10 years after the date of grant.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


The following table summarizes the stock activity under the various plans:

                                                                PER SHARE
                                              NUMBER OF           OPTION
                                               SHARES          PRICE RANGE
                                               ------          -----------

BALANCE AT DECEMBER 31, 1992............      3,557,591   $ 20.75  to $31.875
  Granted...............................        856,990     43.25  to  55.25
  Exercised.............................       (346,378)    20.75  to  31.875
  Canceled..............................        (95,146)    20.75  to  55.25
                                              ----------
BALANCE AT DECEMBER 31, 1993............      3,973,057     20.75  to  55.25
                                              ---------
  Granted...............................      3,931,562     34.75  to  52.125
  Assumed in connection with the Mergers     19,955,783      1.45  to  44.94
  Exercised.............................     (1,336,751)     6.67  to  37.07
  Canceled..............................     (1,508,535)    11.74  to  55.25
                                              -----------
BALANCE AT DECEMBER 31, 1994............     25,015,116      1.45  to  55.25
                                              ----------
  Granted...............................        295,184     39.875 to  50.50
  Exercised.............................     (5,312,711)     1.52  to  47.26
  Canceled..............................     (1,429,268)    12.34  to  55.25
                                             -----------
BALANCE AT DECEMBER 31, 1995............     18,568,321     $1.52  to $55.25
                                             ==========

STOCK OPTIONS AVAILABLE FOR FUTURE GRANT:
  December 31, 1993.....................      1,994,020
  December 31, 1994.....................      6,143,638
  December 31, 1995.....................      7,229,853

SHARES ISSUABLE UNDER EXERCISABLE STOCK OPTIONS:
  December 31, 1993.....................      1,448,570
  December 31, 1994.....................     18,110,234
  December 31, 1995.....................     13,120,626

The Company has reserved a total of 1,311,211 shares of Viacom Class A Common Stock and 34,399,967 shares of Viacom Class B Common Stock principally for exercise of stock options and warrants, and the conversion of the Preferred Stock.


10) INCOME TAXES

During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") on a prospective basis and recognized an increase to earnings of $10.4 million in 1993 as the cumulative effect of a change in accounting principle. SFAS 109 mandates the liability method for computing deferred income taxes.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


Earnings from continuing operations before income taxes are attributable to the following jurisdictions:

                                      YEAR ENDED DECEMBER 31,
                                 --------------------------------
                                 1995           1994         1993
                                 ----           ----         ----

United States............       $416.3         $179.4       $267.8
Foreign..................        272.9          197.3         34.0
                                ------         ------       ------

Total....................       $689.2         $376.7       $301.8
                                ======         ======       ======

Components of the provision for income taxes on earnings from continuing operations before income taxes are as follows:

                                     YEAR ENDED DECEMBER 31,
                                 ---------------------------------
                                 1995           1994          1993
                                 ----           ----          ----
Current:
  Federal...............        $83.7          $139.1         $89.5
  State and local.......         46.5            78.3          10.4
  Foreign...............         64.1            65.8           5.6
                                -----          ------        ------
                                194.3           283.2         105.5
Deferred................        222.7            (3.5)         24.3
                                -----         --------       ------
                               $417.0          $279.7        $129.8
                               ======          ======        ======

Earnings (loss) accounted for under the equity method of accounting are shown net of tax on the Company's Statement of Operations. The tax provision (benefits) relating to earnings (loss) from equity investments in 1995, 1994 and 1993 are $(22.7) million, $9.8 million and $(.6) million, respectively, which represents an effective tax rate of 29.6%, 35.0% and 19.4%, respectively. The difference between the effective tax rates and the federal statutory tax rate of 35% is principally due to the effect of nondeductible goodwill amortization and state and local taxes related to equity earnings (loss). See Notes 4 and 7 for tax benefits relating to the Discontinued Operations and Extraordinary Losses, respectively. In addition to the amounts reflected in the table above, $35.8 million and $13.3 million of income tax benefit in 1995 and 1994, respectively, was recorded as a component of shareholders' equity as a result of exercised stock options.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


A reconciliation of the U.S. Federal statutory tax rate to the Company's effective tax rate on earnings from continuing operations before income taxes is summarized as follows:

                                              YEAR ENDED DECEMBER 31,
                                           ----------------------------
                                           1995        1994        1993
                                           ----        ----        ----

Statutory U.S. tax rate.............       35.0%      35.0%       35.0%
State and local taxes, net
  of federal tax benefit............        5.3        6.6         5.7
Effect of foreign operations........       (5.2)        .2          .5
Amortization of intangibles.........       22.5       25.9         7.1
Divestiture tax versus book.........         .8        1.5        (3.2)
Income tax reserve adjustment.......         --         --        (5.0)
Effect of changes in statutory rate.         --         --          .5
Other, net..........................        2.1        5.1         2.4
                                           ----       ----       -----
Effective tax rate on earnings from
continuing operations...............       60.5%      74.3%       43.0%
                                           =====      =====       =====

The annual effective tax rate of 43% for 1993 includes a reduction of certain prior year tax reserves in the amount of $22 million based on the favorable settlement of federal and state and local audits.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


The following is a summary of the components of the deferred tax accounts in accordance with SFAS 109:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                           1995         1994
                                                           ----         ----
Current deferred tax assets and (liabilities):
Recognition of revenue.............................     $   68.4     $   22.5
Sales return and allowances........................        100.6         96.6
Publishing costs...................................         37.8         72.2
Employee compensation and other payroll related
  expenses.........................................         37.5         24.1
Other differences between tax and financial statement
  values...........................................          2.1        (21.6)
                                                        --------     --------
   Gross current deferred net tax assets...........        246.4        193.8
                                                        --------     --------

Noncurrent deferred tax assets and (liabilities):
Depreciation/amortization of fixed assets and
 intangibles.......................................       (138.5)        (9.8)
Reserves including restructuring and relocation
 charges...........................................        285.1        334.4
Program costs......................................        (17.4)       (67.9)
Acquired net operating loss and tax credit
  carryforwards....................................        105.4        100.3
Amortization of discount on 8% Merger Debentures...         78.5         85.7
Recognition of revenue.............................         24.8         89.9
Other differences between tax and financial statement
  values...........................................        125.0         72.8
                                                        --------     --------
  Gross noncurrent deferred net tax assets.........        462.9        605.4
                                                        --------     --------
Valuation allowance................................        (81.8)       (75.7)
                                                        --------     --------
    Total net deferred tax assets (liabilities)....     $  627.5     $  723.5
                                                        ========     ========

As of December 31, 1995 and December 31, 1994, the Company had total deferred tax assets of $865.2 million and $898.5 million, respectively, and total deferred tax liabilities of $155.9 million and $99.3 million, respectively.

As of December 31, 1995, the Company had net operating loss carryforwards of approximately $202.0 million and capital loss carryforwards of approximately $4.8 million which expire in various years from 1996 through 2010. The Company has foreign tax credit and investment tax credit carryforwards of approximately $22.3 million which expire by the year 2000. In addition, the Company has alternative minimum tax credit carryforwards of approximately $7.0 million that may be carried forward indefinitely.

The 1995 and 1994 net deferred tax asset is reduced by a valuation allowance of $81.8 million and $75.7 million, respectively, principally relating to tax benefits of net operating loss and tax credit carryforwards which are not expected to be recognized as a result of limitations applied where there is a change of ownership. The $6.1 million increase during 1995 in the deferred tax valuation allowance primarily relates to an increase in the amount of acquired tax credit carryforwards for which a full valuation allowance has been recorded.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


The Company's share of the undistributed earnings of foreign subsidiaries not included in its consolidated Federal income tax return that could be subject to additional income taxes if remitted, was approximately $1.1 billion and $881 million at December 31, 1995 and December 31, 1994, respectively. No provision has been recorded for the U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to reinvest these earnings outside the United States indefinitely and it is not practicable to estimate the amount of such taxes.


11) PENSION PLANS, OTHER POSTRETIREMENT BENEFITS AND
    POSTEMPLOYMENT BENEFITS

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

Net periodic pension cost consists of the following components:

                                                 YEAR ENDED DECEMBER 31,
                                             -----------------------------
                                             1995         1994        1993
                                             ----         ----        ----

Service cost - benefits earned during
   the period..........................   $   25.2     $  22.1       $ 5.4

Interest cost on projected benefit
   obligation..........................       48.9        33.4         4.1
Return on plan assets:
  Actual...............................     (108.9)        2.9        (1.8)
  Deferred.............................       67.2       (37.7)       (1.1)
Net amortizations......................        (.4)         .6          .5
                                          ---------    -------    --------
Net pension cost.......................   $   32.0     $  21.3       $ 7.1
                                          ========     =======    ========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


The funded status of the pension plans for the periods indicated is as follows:


                                                              DECEMBER 31,
                                    ---------------------------------------------------------------
                                                   1995                         1994
                                    ------------------------------   ------------------------------
                                      ACCUMULATED    ASSETS EXCEED     ACCUMULATED    ASSETS EXCEED
                                    BENEFITS EXCEED   ACCUMULATED    BENEFITS EXCEED   ACCUMULATED
                                         ASSETS         BENEFITS         ASSETS          BENEFITS
                                         ------         --------         ------          --------

Actuarial present value of benefit obligations:
Accumulated benefit obligation:
   Vested.........................    $  (96.9)        $ (454.6)       $ (32.3)         $ (386.6)

   Non-vested.....................        (3.4)           (15.5)           (.7)            (27.8)
                                      --------         --------        -------          --------

   Total..........................    $ (100.3)        $ (470.1)       $ (33.0)         $ (414.4)
                                      ========         ========        =======          ========

Projected benefit obligation......    $ (132.1)        $ (542.0)       $ (45.4)         $ (480.2)
Plan assets at fair value.........        43.0            503.9            8.7             439.3
                                      --------         --------        -------          --------
Projected benefit obligation in
excess of plan assets.............       (89.1)           (38.1)         (36.7)            (40.9)
Unrecognized net (gain) losses....        18.7              2.4           (4.7)             (7.9)
Unrecognized prior service cost...         3.2            (12.7)           5.5              (1.7)
Unrecognized transition obligation         3.5             (9.8)           1.8                --
Adjustment to recognize minimum
liability.........................        (8.5)              --            (.9)               --
                                      --------        ---------        -------           -------

Pension liability at year end.....    $  (72.2)        $  (58.2)       $ (35.0)         $  (50.5)
                                      =========       ==========       ========         =========


The following assumptions were used in accounting for the pension plans:

                                               1995          1994        1993
                                               ----          ----        ----
Discount rate...........................       7.25%          8.5%         7.5%
Return on plan assets...................        9.5%     9.0-10.0%         9.0%
Rate of increase in future compensation.    5.0-5.5%      5.0-6.0%         6.0%

In addition, the Company contributes to multiemployer pension plans which provide benefits to certain employees under collective bargaining agreements. The pension expense for these plans was $18.0 million (1995) and $10.9 million
(1994).

The Company sponsors a welfare plan which provides certain postretirement health care and life insurance benefits to substantially all of the Paramount Communications employees and their covered dependents who generally have worked 10 years and are eligible for early or normal retirement under the provisions of the Paramount Communications retirement plan. The welfare plan is contributory and contains cost-sharing features such as deductible and coinsurance which are adjusted annually. The plan is not funded. The Company continues to fund these benefits as claims are paid.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


The components of the amount recognized are as follows:

                                                              DECEMBER 31,
                                                              ------------
                                                           1995          1994
                                                           ----          ----

Accumulated postretirement benefit obligation
attributable to:
Current retirees....................................    $  98.5       $  88.9
Fully eligible active plan participants.............       15.7          17.8
Other active plan participants......................       40.5          35.1
Unrecognized net gain...............................       13.6          21.4
                                                        -------       -------
Accumulated postretirement benefit obligation.......    $ 168.3       $ 163.2
                                                        =======       =======

The components of net periodic postretirement benefit cost are as follows:

                                                              DECEMBER 31,
                                                              ------------
                                                           1995          1994
                                                           ----          ----

Service costs-benefits earned........................     $ 3.8         $ 4.4
Interest cost on accumulated postretirement
   benefit obligation................................      10.8           9.5
Amortization of gain.................................      (1.4)           --
                                                         -------      -------
Net periodic postretirement benefit cost.............     $13.2         $13.9
                                                          =====         =====

                                                           1995          1994
                                                           ----          ----
The following assumptions were used in accounting for
post retirement benefits:
   Projected health care cost trend rate...............      11%           12%
   Ultimate trend rate...............................       5.5%          5.5%
   Year ultimate trend rate is achieved..............      2001          2001
   Discount rate.....................................      7.25%          8.5%
Effect of a 1% point increase in the health
   care cost trend rate:
   Postretirement benefit obligation.................     $20.6         $19.9
   Aggregate of service and interest cost............     $ 2.4         $ 2.6

In addition, the Company contributed to multiemployer plans which provide health and welfare benefits to active as well as retired employees. The Company had costs of $12.1 million and $10.0 million related to these benefits during the years ended December 31, 1995 and 1994.

In 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting For Postemployment Benefits" ("SFAS 112"). SFAS 112 did not have a significant effect on the Company's consolidated financial position or results of operations.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


12) COMMITMENTS AND CONTINGENCIES

The Company has long-term noncancelable lease commitments for retail and office space and equipment, transponders, studio facilities and vehicles.

At December 31, 1995, minimum rental payments under noncancelable leases are as follows:

                                                         LEASES
                                                ----------------------
                                                OPERATING      CAPITAL
                                                ---------      -------

  1996...................................        $ 502.5      $  90.3
  1997...................................          452.4         89.0
  1998...................................          409.9         90.5
  1999...................................          356.0         92.3
  2000...................................          299.0         70.1
  2001 and thereafter....................        1,598.1        218.5
                                                 -------      -------
  Total minimum lease payments...........       $3,617.9        650.7
                                                 =======
  Less amounts representing interest.....                       228.8
                                                              -------
  Present value of net minimum payments..                     $ 421.9
                                                              =======

The Company has also entered into capital leases for transponders with future minimum commitments commencing in future periods of approximately $262.5 million payable over the next thirteen years. Such commitments are contingent upon the successful operation of satellites. Future minimum capital lease payments have not been reduced by future minimum sublease rentals of $122.9 million. Rent expense amounted to $487.8 million (1995), $240.2 million (1994) and $74.2 million (1993).

The commitments of the Company for program license fees, which are not reflected in the balance sheet as of December 31, 1995 and are estimated to aggregate approximately $2.2 billion, principally reflect commitments under Showtime Networks Inc.'s ("SNI's") exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

There are various lawsuits and claims pending against the Company. Management believes that any ultimate liability resulting from those actions or claims will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

Certain subsidiaries and affiliates of the Company from time to time receive claims from federal and state environmental regulatory agencies and other entities asserting that they are or may be liable for environmental cleanup costs and related damages, principally relating to discontinued operations conducted by its former mining and manufacturing businesses (acquired as part of the Mergers). The Company has recorded a liability at approximately the mid-point of its estimated range of environmental exposure. Such liability was not reduced by potential insurance recoveries and reflects management's estimate of cost sharing at multiparty sites. The estimated range of the potential

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


liability was calculated based upon currently available facts, existing technology and presently enacted laws and regulations. On the basis of its experience and the information currently available to it, the Company believes that the claims it has received will not have a material adverse effect on its results of operations, financial position or cash flows.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


13) BUSINESS SEGMENTS
                                            YEAR ENDED OR AT DECEMBER 31,
                                          --------------------------------
                                          1995         1994           1993
                                          ----         ----           ----
REVENUES:
Networks and Broadcasting........     $ 2,137.4     $ 1,855.1      $1,403.0
Entertainment....................       3,650.4       2,285.2         209.1
Video and Music/Theme Parks......       3,333.4       1,070.4            --
Publishing.......................       2,171.1       1,786.4            --
Cable Television.................         444.4         406.2         416.0
Intercompany elimination.........         (48.0)        (40.1)        (23.2)
                                        --------     ---------     --------

     Total revenues..............     $11,688.7     $ 7,363.2      $2,004.9
                                      =========     =========      ========

OPERATING INCOME:
Networks and Broadcasting........     $   561.3     $   357.1      $  314.4
Entertainment....................         307.3         (88.4)         32.5
Video and Music/Theme Parks......         501.5         199.5            --
Publishing.......................         186.3         193.9            --
Cable Television.................         101.1          78.8         110.2
Corporate........................        (164.2)       (132.6)        (72.1)
                                      ----------    ----------     --------

    Total operating income.......     $ 1,493.3     $   608.3      $  385.0
                                     ==========     =========      ========

DEPRECIATION AND AMORTIZATION:
Networks and Broadcasting........     $   117.0     $    96.2      $   68.2
Entertainment....................         138.6          94.4           9.5
Video and Music/Theme Parks......         321.5          90.4            --
Publishing.......................         153.9         103.0            --
Cable Television.................          81.8          76.4          71.5
Corporate........................           7.6           5.3           3.9
                                        -------      --------      --------

    Total depreciation and
      amortization...............     $   820.4     $   465.7      $  153.1
                                        =======      ========      ========


IDENTIFIABLE ASSETS AT YEAR END:
Networks and Broadcasting........     $ 4,417.8     $ 4,115.2      $2,538.6
Entertainment....................       7,920.1       8,171.8         845.6
Video and Music/Theme Parks......       9,646.3       9,189.6            --
Publishing.......................       5,343.7       5,194.7            --
Cable Television.................       1,063.6       1,030.1         963.0
Corporate........................         634.5         572.3       2,069.7
                                        -------      --------       -------

    Total identifiable assets at
      year end...................     $29,026.0     $28,273.7      $6,416.9
                                      =========     =========     ========


CAPITAL EXPENDITURES:
Networks and Broadcasting........     $    58.2     $    53.8      $   40.7
Entertainment....................          58.1          19.6           4.9
Video and Music/Theme Parks......         388.5         145.9            --
Publishing.......................          52.4          34.5            --
Cable Television.................         119.3          99.8          79.5
Corporate........................          54.1          11.3           9.9
                                      ---------      --------      --------

    Total capital expenditures...     $   730.6     $   364.9      $  135.0
                                      =========     =========      ========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


14) OPERATIONS BY GEOGRAPHIC AREA

                                                          YEAR ENDED OR AT DECEMBER 31,
                                                     -------------------------------------
                                                      1995            1994           1993
                                                      ----            ----           ----

Revenues:
   United States...............................   $  9,526.2      $  6,002.6     $  1,857.5
   United States export sales..................        215.2           137.4           25.2
   International...............................      1,947.3         1,223.2          122.2
                                                   ---------       ---------      ---------
         Total revenues........................   $ 11,688.7      $  7,363.2     $  2,004.9
                                                   =========       =========      =========

Operating income:
   United States...............................   $  1,287.8      $    423.8     $    341.8
   International...............................        205.5           184.5           43.2
                                                   ---------       ---------      ---------
         Total operating income................   $  1,493.3      $    608.3     $    385.0
                                                   ==========      =========      =========

Identifiable assets at year end:
   United States...............................   $ 26,146.6      $ 25,876.1     $  6,301.2
   Other.......................................      2,879.4         2,397.6          115.7
                                                   ---------       ---------      ---------
         Total identifiable assets.............   $ 29,026.0      $ 28,273.7     $  6,416.9
                                                   =========       =========      =========

Intercompany transfers between geographic areas are not significant.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


15) QUARTERLY FINANCIAL DATA (unaudited):

Summarized quarterly financial data for 1995 and 1994 appears below:

                                           FIRST       SECOND    THIRD     FOURTH
                                          QUARTER     QUARTER   QUARTER    QUARTER   TOTAL YEAR
                                          -------     -------   -------    -------   ----------
1995
- ----
Revenue (1)...........................  $ 2,695.6   $ 2,865.2  $ 3,062.4  $ 3,065.5  $ 11,688.7
Operating income (1)..................  $   335.1   $   388.2  $   489.6  $   280.4     1,493.3
Net earnings from continuing operations
(2)...................................  $    63.6   $    53.0  $    93.8  $     4.5       214.9
Net earnings (2)......................  $    71.2   $    53.0  $    93.8  $     4.5       222.5
Net earnings attributable to common
stock.................................  $    56.2   $    38.0  $    78.8  $   (10.5)      162.5
Primary and fully diluted net earnings
per common share:
  Net earnings from continuing
    operations........................  $     .13   $     .10  $     .21  $    (.03) $      .41
  Net earnings........................  $     .15   $     .10  $     .21  $    (.03) $      .43
Weighted average number of common
shares:
  Primary (3).........................      384.9       386.1      376.1      369.2       375.1
  Fully diluted (3)...................      385.3       386.8      376.4      369.2       375.5

1994
- ----
Revenue (4) ..........................  $   837.8   $ 1,612.6  $ 2,135.4  $ 2,777.4  $  7,363.2
Operating income (4)..................  $  (306.7)  $   185.8  $   422.8  $   306.4  $    608.3
Net earnings (loss) from continuing
operations before extraordinary losses
and cumulative effect of change
  in accounting principle (4) (5).....  $  (435.5)  $   265.6  $   335.1  $   (34.7) $    130.5
Net earnings (loss) (4) (5)...........  $  (431.6)  $   244.1  $   327.3  $   (50.2) $     89.6
Net earnings (loss) attributable to
common stock (4) (5)..................  $  (454.1)  $   221.6  $   312.3  $   (65.2) $     14.6


 Net earnings (loss) per common share:
Primary:
  Net earnings (loss) from continuing
  operations before extraordinary
  losses and cumulative effect of change
    in accounting principle...........  $   (3.62)  $    1.69  $    1.45  $    (.14) $      .25
  Net earnings (loss).................  $   (3.59)  $    1.55  $    1.41  $    (.18) $      .07
  Weighted average number of common
    shares..............................    126.4       143.5      221.1      358.2       220.0
Fully diluted:
  Net earnings (loss) from continuing
   operations before extraordinary losses
   and cumulative effect of change
   in accounting
   principle (6)......................  $   (3.62)  $    1.57  $    1.36  $    (.14) $      .25
  Net earnings (loss) (6).............  $   (3.59)  $    1.44  $    1.32  $    (.18) $      .07
  Weighted average number of common
    shares............................      126.4       169.7      247.2      358.2       220.4

The timing of the Company's results of operations is affected by the seasonality of the educational publishing business, the typical timing of major motion picture releases, the summer operation of the theme parks, the positive effect of the holiday season on advertising and video store revenues, and the impact of the broadcasting television season on television production.

(1) The first quarter of 1995 included $250.0 million of revenues and $68.0 million of operating income resulting from the conforming of accounting principles pertaining to the television programming libraries of Viacom Entertainment, Spelling and Paramount.
(2) The fourth quarter of 1995 included an after-tax equity loss of $31.5 million related to Discovery Zone.
(3) The first and second quarter of 1995 includes shares of common stock potential issuance under CVRs. The CVRs were settled in cash on July 7, 1995 (See Note 2.)
(4) The first quarter of 1994 reflects Paramount Communications' results of operations commencing March 1, 1994 and merger-related charges of $332.1 million. The fourth quarter of 1994 reflects Blockbuster results of operations commencing October 1, 1994. (See Notes 2 .)
(5) The second quarter of 1994 reflects the pre-tax gain on the sale of the one-third partnership interest in Lifetime of $267.4 million. (See Note 16.)
(6) The second and third quarter of 1994 reflect the effects of the assumed conversion of the Preferred Stock.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


16) OTHER ITEMS, NET


For 1995, "Other items, net" primarily reflects a gain of $26.9 million on the sale of marketable securities.

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


17) SUPPLEMENTAL CASH FLOW INFORMATION

                                                    YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                 1995         1994       1993
                                                 ----         ----       ----

Cash payments for interest net of amounts
  capitalized................................   $925.9     $ 293.6      $167.4

Cash payments for income taxes.............      485.7       135.2        32.7

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
AND INVESTING ACTIVITIES:
  Settlement of VCRs with Class B Common
    Stock..................................      402.6        --          --
  Paramount Merger Consideration...........         --     3,175.0        --
  Blockbuster Merger Consideration.........         --     7,622.8        --
  Equipment acquired under capitalized leases    314.5        47.6        44.4
  Cancellation of Preferred Stock and Viacom
    Class B Common Stock issued to
    Blockbuster............................         --     1,850.0         --


18) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Viacom International is a wholly owned subsidiary of Viacom. Viacom's guarantees of the Viacom International debt securities are full and unconditional (See Note
7). Viacom has determined that separate financial statements and other disclosures concerning Viacom International are not material to investors. On January 3, 1995, Paramount Communications was merged into Viacom International and, therefore, Viacom International holds the assets of Paramount Communications subject to its liabilities including approximately $1.0 billion of issuances of long-term debt (reflected in non-guarantor affiliates for 1994).

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


The following condensed consolidating financial statements present the results of operations, financial position and cash flows of Viacom, Viacom International (carrying any investments in non-guarantor affiliates under the equity method), and non-guarantor affiliates of Viacom, and the eliminations necessary to arrive at the information for the Company on a consolidated basis. Financial statements of Viacom International for 1993 as previously filed on Form 10-K are incorporated by reference herein.

                                                                         1995
                                           ----------------------------------------------------------------
                                                                         NON-                         THE
                                                         VIACOM       GUARANTOR                     COMPANY
                                            VIACOM   INTERNATIONAL    AFFILIATES   ELIMINATIONS   CONSOLIDATED
                                            ------   -------------    ----------   ------------   ------------

       Revenues.....................      $ 3,674.1    $ 1,005.4      $ 7,025.9     $   (16.7)     $ 11,688.7

       Expenses:
          Operating.................        2,528.0        337.9        4,223.5         (16.7)        7,072.7
          Selling, general and
            administrative..........          304.3        450.7        1,547.3            --         2,302.3
          Depreciation and amortization       307.0         52.2          461.2            --           820.4
                                          ---------    ---------      ---------     ---------        --------

             Total expenses.........        3,139.3        840.8        6,232.0         (16.7)       10,195.4
                                          ---------    ---------      ---------     ---------        --------

       Operating income.............          534.8        164.6          793.9            --         1,493.3

       Other income (expense):
          Interest expense, net.....         (696.3)       (98.1)         (27.0)           --          (821.4)
          Other items, net..........            0.1         28.6          (11.4)           --            17.3
                                          ---------    ---------      ---------     ---------        --------

       Earnings (loss)  from continuing
          operations before income taxes     (161.4)        95.1          755.5            --           689.2
          Provision  for income taxes          (3.7)       (51.5)        (361.8)           --          (417.0)
          Equity in earnings (loss) of
          affiliated companies, net of
             tax                              391.1        405.6           38.2        (888.8)          (53.9)
          Minority interest.........           (3.5)         (.7)           0.8            --            (3.4)
                                          ---------    ---------      ---------     ---------        --------
       Net earnings from continuing
       operations...................          222.5        448.5          432.7        (888.8)          214.9
          Income from discontinued
       operations, net of tax ......             --           --            7.6            --             7.6
                                          ---------    ---------      ---------     ---------        --------
      Net earnings..................          222.5        448.5          440.3        (888.8)          222.5
          Cumulative convertible preferred
           stock dividend requirement          60.0           --             --            --            60.0
                                          ---------    ---------      ---------     ---------        --------
       Net earnings attributable to
          common stock..............      $   162.5    $   448.5        $ 440.3     $  (888.8)       $  162.5
                                          =========    =========      =========      ========        ========


                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

                                                                       1994
                                       -------------------------------------------------------------------
                                                                    NON-                          THE
                                                    VIACOM       GUARANTOR                      COMPANY
                                       VIACOM   INTERNATIONAL    AFFILIATES   ELIMINATIONS    CONSOLIDATED
                                       ------   -------------    ----------   ------------    ------------

       Revenues...................    $1,031.1     $ 988.6        $5,356.7      $ (13.2)        $7,363.2

       Expenses:
          Operating...............       691.7       601.0         3,121.5        (13.2)         4,401.0
          Selling, general and
          administrative..........        73.8       414.8         1,399.6           --          1,888.2
          Depreciation and
          amortization............        59.8        47.6           358.3           --            465.7
                                      --------     -------         -------      -------         --------
             Total expenses.......       825.3     1,063.4         4,879.4        (13.2)         6,754.9
                                      --------     -------         -------      -------         --------

       Operating income (loss)....       205.8       (74.8)          477.3           --            608.3
       Other income (expense):
          Interest expense, net...      (325.6)      (78.7)          (89.8)          --           (494.1)
          Other items, net........        (1.6)      267.1            (3.0)          --            262.5
                                         ------     ------         -------      -------         --------

       Earnings (loss) from continuing
          operations before income
           taxes..................      (121.4)      113.6           384.5           --            376.7
          (Provision) benefit for income
           taxes..................        14.8       (61.3)         (233.2)          --           (279.7)
          Equity in earnings of
          affiliated                     207.6       167.0            24.4       (380.4)            18.6
          companies, net of tax...
          Minority interest.......        (3.0)        (.2)           18.1           --             14.9
                                        -------     -------        -------      -------         --------
       Net earnings from continuing
         operations................       98.0       219.1           193.8       (380.4)           130.5
          Loss from discontinued
          operations, net of tax...         --          --           (20.5)          --            (20.5)
                                        -------     ------         -------      -------         --------

       Net earnings before extraordinary
          loss.....................       98.0       219.1           173.3       (380.4)           110.0
       Extraordinary loss, net of tax     (8.4)      (12.0)             --           --            (20.4)
                                        ------      ------         -------      -------         --------
       Net earnings................       89.6       207.1           173.3       (380.4)            89.6
         Cumulative convertible
         preferred stock dividend
         requirement...............       75.0          --              --           --             75.0
                                        ------      ------         -------      -------         --------
       Net earnings attributable to
          common stock.............     $ 14.6      $207.1          $173.3      $(380.4)        $   14.6
                                        ======      ======          ======      ========        ========



                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)



                                                                      1995
                                    --------------------------------------------------------------------------
                                                                      NON-                             THE
                                                     VIACOM        GUARANTOR                         COMPANY
                                        VIACOM    INTERNATIONAL    AFFILIATES     ELIMINATION     CONSOLIDATED
                                        ------    -------------    ----------     -----------     ------------
  ASSETS
  Current Assets:
        Cash and cash equivalents..    $  176.2      $  223.3      $     64.6       $    --        $     464.1
        Receivables, net.......           259.4         267.7         1,366.8          (21.5)          1,872.4
        Inventory..............           736.5         102.3         1,339.3            --            2,178.1
        Other current assets...            44.6         103.3           544.1           (7.6)            684.4
                                       --------      --------       ---------         -------       ----------
          Total current assets.         1,216.7         696.6         3,314.8          (29.1)          5,199.0
                                       --------      --------      ----------         -------       ----------

  Property and equipment.....           1,132.9         280.2         2,561.6            --            3,974.7
          Less accumulated
            depreciation...........       141.5          55.9           559.4            --              756.8
                                       --------      --------       ---------         -------       ----------

          Net property and
            equipment..............       991.4         224.3         2,002.2            --            3,217.9
                                       --------      --------       ---------         -------       ----------



    Inventory                             682.0         182.2         1,407.3            --            2,271.5
    Intangibles, at amortized
      cost.....................         7,118.3         557.5         8,477.4            --           16,153.2
    Investments in consolidated
      subs.....................         1,943.5      11,295.9              --      (13,239.4)               --
    Other assets...............           237.3         314.6         1,982.8         (350.3)          2,184.4
                                       --------      --------      ----------      ----------       ----------
                                      $12,189.2     $13,271.1       $17,184.5     $(13,618.8)       $ 29,026.0
                                       =========     =========     ===========     ==========       ==========


    LIABILITIES AND SHAREHOLDERS'
                         EQUITY
  Current Liabilities:
       Accounts payable........         $ 339.4      $   44.2          $411.7     $     (6.5)         $  788.8
       Accrued interest........            97.6          50.8             1.4            --              149.8
       Merger consideration
         payable...............           167.4            --             --             --              167.4
       Accrued compensation....            47.5         145.7           256.2            --              449.4
       Participants share,
         residuals and
          royalties payable....            87.3            --           710.9            --              798.2
       Current portion of
          long-term debt.......            25.2           1.5            18.4            --               45.1
       Other current liabilities          298.7         330.8         1,098.9          (28.5)          1,699.9
                                       --------      --------       ---------        --------         --------

         Total current liabilities      1,063.1         573.0         2,497.5          (35.0)          4,098.6
                                       --------      --------       ---------        --------         --------

    Long-term debt.............         8,705.1       1,595.2           592.2         (180.4)         10,712.1
    Other liabilities..........       (10,468.5)      1,152.1        11,799.7         (361.8)          2,121.5

  Shareholders' equity:
       Preferred Stock.........         1,200.0           --              --                           1,200.0
       Common Stock............             3.7         212.0           722.4         (934.4)              3.7
       Additional paid-in
         capital...............        10,726.9       8,544.4         1,052.7       (9,597.1)         10,726.9
       Retained earnings.......           976.8       1,171.1           535.3       (2,510.1)            173.1
       Cumulative translation
         adjustment............           (17.9)         23.3           (15.3)            --              (9.9)
                                       ---------     --------      ----------        -------        ----------


         Total shareholders'
           equity                      12,889.5       9,950.8         2,295.1      (13,041.6)         12,093.8
                                       --------      --------      ----------      ---------        ----------

                                      $12,189.2     $13,271.1      $ 17,184.5     $(13,618.8)        $29,026.0
                                      =========     =========      ==========     ===========       ==========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


                                                               1994
                                  ------------------------------------------------------------------------------
                                                                         NON-                            THE
                                                      VIACOM          GUARANTOR                        COMPANY
                                    VIACOM         INTERNATIONAL     AFFILIATES     ELIMINATION     CONSOLIDATED
                                    ------         -------------     ----------     -----------     ------------
 ASSETS
 Current Assets:
       Cash and cash equivalents   $  135.6         $   63.4          $  398.7        $     --       $    597.7
       Receivables, less
         allowances...........        279.0            236.8           1,138.0          (15.0)          1,638.8
       Inventory..............        694.1            144.3             979.4              --          1,817.8
       Other current assets...         59.8             49.6             394.1              --            503.5
       Net assets of discontinued
         operations...........         --                --              697.4              --            697.4
                                   ----------        ---------        ---------      ---------        ---------
          Total current assets.     1,168.5            494.1           3,607.6          (15.0)          5,255.2
                                   ----------        ---------       ----------      ---------        ---------

 Property and equipment.......        667.0            170.8           2,261.8              --          3,099.6
      Less accumulated
        depreciation..........         17.2             46.7             452.6              --            516.5
                                  ---------         --------            ------       ---------        ---------
  Net property and
   equipment...................       649.8            124.1           1,809.2              --          2,583.1
                                   ---------         --------          -------       ---------        ---------


Inventory......................       419.1            282.4           1,243.0              --          1,944.5
Intangibles, at amortized
  cost.........................     6,787.5            801.6           8,522.6              --         16,111.7

Investments in consolidated
  subs.........................     3,577.0            176.2                --       (3,753.2)               --

Other assets...................       712.8            348.8           1,458.1         (140.5)          2,379.2
                                 -----------      -----------      -----------       ---------        ----------
                                 $ 13,314.7       $  2,227.2        $ 16,640.5     $ (3,908.7)       $ 28,273.7
                                 ===========      ===========      ===========      ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable...........  $    450.9       $     23.4        $    296.6     $        --       $    770.9
    Accrued interest...........       131.5             14.9              88.5              --            234.9
    Merger consideration              261.7               --                --              --            261.7
      payable...............
    Accrued compensation....           42.0             83.4             215.2              --            340.6
    Participants share,
      residuals and                    11.4            104.8             513.8              --            630.0
      royalties payable.....
    Current portion of long-term
      debt..................            3.8              7.4               9.8              --             21.0
    Other accrued expenses..          323.5            213.5           1,360.2           (25.1)         1,872.1
                                  ---------         --------        ----------       ---------        ---------

      Total current
       liabilities...........        1,224.8            447.4           2,484.1           (25.1)         4,131.2
                                  ----------         --------       ----------       ---------        ---------

    Long-term debt..........        8,583.0            560.1           1,496.7          (237.4)        10,402.4
    Other liabilities.......       (8,299.6)          (192.0)          2,585.3         7,854.8          1,948.5

    Shareholders' equity
       Preferred Stock......        1,200.0              --                 --              --          1,200.0
       Common Stock............         3.5               .1                --             (.1)             3.5
       Additional paid-in capital  10,576.0            787.6           9,973.1       (10,757.2)        10,579.5
       Retained earnings.......        31.7            627.6              95.0          (743.7)            10.6
       Cumulative translation
         adjustment............        (4.7)            (3.6)              6.3              --             (2.0)
                                 ----------        ---------         ---------      ----------        ---------


             Total shareholders'
                         equity    11,806.5          1,411.7          10,074.4       (11,501.0)        11,791.6
                                 ----------       ----------        ----------      ----------       ----------

                                $  13,314.7       $  2,227.2        $ 16,640.5      $ (3,908.7)      $ 28,273.7
                                ===========       ==========        ==========      ===========      ==========


                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)



                                                                               1995
                                                ------------------------------------------------------------------------
                                                                                NON-                            THE
                                                                VIACOM       GUARANTOR                        COMPANY
                                                  VIACOM    INTERNATIONAL    AFFILIATES     ELIMINATION     CONSOLIDATED
                                                  ------    -------------    ----------     -----------     -----------

NET CASH FLOW FROM OPERATING ACTIVITIES         $  318.4       $ (66.5)       $(196.3)       $     --          $ 55.6
                                                 -------       --------       -------        --------          ------

INVESTING ACTIVITIES:
Proceeds from dispositions.......                     --       1,036.1          406.8              --         1,442.9
Acquisitions, net of cash acquired                (230.7)           --         (385.5)                         (616.2)
Capital expenditures.............                 (335.9)        (93.8)        (300.9)             --          (730.6)
Investments in and advances to
   affiliated companies..........                  (45.0)        (72.4)         (20.7)             --          (138.1)
Proceeds from sale of short-term
   investments...................                     --         281.3             --              --           281.3
Payments for purchase of short-term
   investments...................                     --        (301.2)            --              --          (301.2)
Other, net.......................                  (20.5)         (3.1)           5.9              --           (17.7)
                                                 -------       -------         ------        --------          -------
NET CASH FLOW FROM INVESTING
   ACTIVITIES....................                 (632.1)        846.9         (294.4)             --           (79.6)
                                                 -------        ------        -------        --------          -------

FINANCING ACTIVITIES:
Short-term borrowings from
  (repayments to) banks, net.....               (1,560.2)           --             --              --        (1,560.2)
Increase (decrease) in intercompany
   payables .....................                  440.3        (616.2)         175.9              --              --
Proceeds from issuance of  senior
   notes.........................                1,538.6            --             --              --         1,538.6
Proceeds from exercise of
   stock options and warrants....                  125.6            --             --              --           125.6
Payment of Preferred Stock
   dividends.....................                  (60.0)           --             --              --           (60.0)
Settlement of CVRs...............                  (81.9)           --             --              --           (81.9)
Deferred financing fees..........                  (23.4)           --             --              --           (23.4)
Other, net.......................                  (24.7)         (4.3)          (19.3)            --           (48.3)
                                                --------       -------          -------      --------       ---------
NET CASH FLOW FROM FINANCING
   ACTIVITIES....................                  354.3        (620.5)          156.6             --          (109.6)
                                                --------       -------          -------      --------       ---------
Net increase (decrease) in cash and
   cash equivalents..............                   40.6         159.9          (334.1)            --          (133.6)
Cash and cash equivalents at beginning
   of year.......................                  135.6          63.4           398.7             --           597.7
                                                --------       -------          -------      --------       ---------
CASH AND CASH EQUIVALENTS AT END
   OF YEAR.......................               $  176.2        $223.3          $ 64.6             --        $  464.1
                                                ========       =======          =======      ========       =========


                              VIACOM INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)



                                                                                     1994
                                                     --------------------------------------------------------------------
                                                                                    NON-                         THE
                                                                   VIACOM        GUARANTOR                     COMPANY
                                                       VIACOM   INTERNATIONAL    AFFILIATES   ELIMINATION    CONSOLIDATED
                                                       ------   -------------    ----------   -----------    ------------

NET CASH FLOW FROM OPERATING ACTIVITIES.......       $ (25.5)     $   26.9       $   410.0     $   (34.5)      $  376.9
                                                     --------     --------       ---------     ---------       --------


INVESTING ACTIVITIES:
Proceeds from dispositions.....                           --         317.6              --            --          317.6
Acquisitions, net of cash acquired............       (6,609.1)          --           354.5            --       (6,254.6)
Capital expenditures...........                        (112.2)       (39.5)         (213.2)           --         (364.9)
Investments in and advances to
   affiliated companies.......                            --         (26.5)          (24.8)           --          (51.3)
Proceeds from sale of short-term
   investments.................                           --            --           156.2            --          156.2
Payments for purchase of short-term
   investments.................                           --            --          (102.2)           --         (102.2)
Other, net.....................                         (19.2)        (6.9)           (3.3)         (7.8)         (37.2)
                                                     ---------    ---------      ----------    ---------       ---------
NET CASH FLOW FROM INVESTING
   ACTIVITIES..................                      (6,740.5)       244.7           167.2          (7.8)      (6,336.4)
                                                     ---------    --------       ---------     ---------       ---------

FINANCING ACTIVITIES:
Short-term borrowings (repayments)
   from banks, net.............                       5,175.9     (1,541.1)          (74.8)           --        3,560.0
Increase (decrease) in intercompany
   payables ...................                      (1,202.1)     1,271.2          (111.4)         42.3           --
Proceeds from issuance of Class B
   Common Stock................                       1,250.0           --              --            --        1,250.0
Proceeds from exercise of
   stock options and warrants..                          52.6           --              --            --           52.6
Payment of Preferred Stock
   dividends...................                         (72.7)          --              --            --          (72.7)
Deferred financing fees........                         (86.8)         (.3)             --            --          (87.1)
Other, net.....................                         (23.7)         (.9)           (3.4)           --          (28.0)
                                                      -------     --------          -------     --------       ---------
NET CASH FLOW FROM FINANCING
   ACTIVITIES..................                       5,093.2       (271.1)         (189.6)         42.3        4,674.8
                                                     --------     --------       ---------     ---------       --------
Net increase (decrease) in cash and
   cash equivalents............                      (1,672.8)          .5           387.6            --       (1,284.7)

Cash and cash equivalents at
   beginning of year...........                       1,808.4         62.9            11.1            --        1,882.4
                                                      -------     --------       ---------     ---------       --------
CASH AND CASH EQUIVALENTS AT END
   OF YEAR.....................                      $  135.6     $   63.4       $   398.7     $      --       $  597.7
                                                     ========     ========       =========     =========       ========



Item 9. Disagreements on Accounting and Financial Disclosure - Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers.

        The information contained in the Viacom Inc. Definitive Proxy Statement under the captions "Information Concerning Directors and Nominees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" is incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions.

        The information contained in the Viacom Inc. Definitive Proxy Statement under the captions "Compensation Committee Interlocks and Insider Participation" and "Related Transactions" is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a) and (d) Financial Statements and Schedules (see Index on Page F-1)

        (b) Reports on Form 8-K

        Current Report on Form 8-K of Viacom Inc. with a report date of December 15, 1995, relating to the execution of an underwriting agreement between Viacom Inc. and Viacom International Inc. and Goldman, Sachs & Co., Bear, Stearns & Co. Inc., Lehman Brothers Inc. and Smith Barney Inc., dated December 12, 1995, pursuant to which, on December 15, 1995, Viacom Inc. issued and sold $550 million aggregate principal amount of Viacom Inc.'s 6.75% Senior Notes due 2003 and 7.625% Senior Debentures due 2016, unconditionally guaranteed as to payment of principal and interest by Viacom International Inc.

        (c) Exhibits (see index on Page E-1)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, Viacom Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                               VIACOM INC.

                                               By  /s/ SUMNER M. REDSTONE
                                                  -----------------------
                                                   Sumner M. Redstone,
                                                   Chairman of the Board of
                                                   Directors, Chief Executive
                                                   Officer

                                               By  /s/ GEORGE S. SMITH, JR.
                                                  -----------------------
                                                    George S. Smith, Jr.,
                                                    Senior Vice President,
                                                    Chief Financial Officer

                                               By  /s/ SUSAN C. GORDON
                                                  ------------------------
                                                    Susan C. Gordon,
                                                    Vice President,
                                                    Controller, Chief
                                                    Accounting Officer

Date: April 1, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

        Signature                  Title                  Date

            *                      Director               April 1, 1996
- -------------------------
  George S. Abrams

/s/ PHILIPPE P. DAUMAN             Director               April 1, 1996
- -------------------------
  Philippe P. Dauman

            *                      Director               April 1, 1996
- -------------------------
  Thomas E. Dooley

            *                      Director               April 1, 1996
- -------------------------
  George D. Johnson, Jr.

            *                      Director               April 1, 1996
- -------------------------
  Ken Miller

            *                      Director               April 1, 1996
- -------------------------
  Brent D. Redstone

            *                      Director               April 1, 1996
- -------------------------
  Shari Redstone

/s/ SUMNER M. REDSTONE             Director               April 1, 1996
- -------------------------
  Sumner M. Redstone

            *                      Director               April 1, 1996
- -------------------------
  Frederic V. Salerno

            *                      Director               April 1, 1996
- -------------------------
  William Schwartz

            *                      Director               April 1, 1996
- -------------------------
  Ivan Seidenberg


*By /s/ PHILIPPE P. DAUMAN                                April 1, 1996
   ------------------------
  Philippe P. Dauman
    Attorney-in-Fact
    for the Directors

                          VIACOM INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS
                                   ITEM 14(C)

EXHIBIT
NO.                   DESCRIPTION OF DOCUMENT             PAGE NO.

(2)       Plan of Acquisition
     (a) Agreement and Plan of Merger dated as of January 7, 1994, as amended as of June 15, 1994, between Viacom Inc. and Blockbuster Entertainment Corporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 33-55271).
     (b) Amended and Restated Agreement and Plan of Merger dated as of February 4, 1994 between Viacom Inc. and Paramount Communications Inc., as further amended as of May 26, 1994, among Viacom, Viacom Sub Inc. and Paramount Communications Inc. (incorporated by reference to Exhibit 2.1, included as Annex I, to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 33-53977).
(3)       Articles of Incorporation and By-laws
     (a) Restated Certificate of Incorporation of Viacom Inc. (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1992, as amended by Form 10-K/A Amendment No. 1 dated November 29, 1993 and as further amended by Form 10-K/A Amendment No. 2 dated December 9, 1993) (File No. 1-9553).
     (b) Amendment to Restated Certificate of Incorporation of Viacom Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed by Viacom Inc. (File No. 33-55271).
     (c) Certificate of Merger merging Blockbuster Entertainment Corporation with and into Viacom Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed by Viacom Inc.) (File No. 33-55785).
     (d) Certificate of the Designations, Powers, Preferences and Relative, Participating or other Rights, and the Qualifications, Limitations or Restrictions thereof, of Series B Cumulative Convertible Preferred Stock ($0.01 par value) of Viacom Inc. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended September 30, 1993) (File No. 1-9553).
     (e) By-laws of Viacom Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 33-13812).
(4) Instruments defining the rights of security holders, including indentures
     (a) Specimen certificate representing the Viacom Inc. Voting Common Stock (currently Class A Common Stock) (incorporated by reference to Exhibit
          4.1 to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 33-13812).

EXHIBIT
NO.                   DESCRIPTION OF DOCUMENT             PAGE NO.

     (b) Specimen certificate representing Viacom Inc. Class B Non-Voting Common Stock (incorporated by reference to Exhibit 4(a) to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 1990) (File No. 1-9553).
     (c) Specimen certificate representing Viacom Inc. Series B Cumulative Convertible Preferred Stock of Viacom Inc. (incorporated by reference to Exhibit 4(d) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1993, as amended by Form 10-K/A Amendment No. 1 dated May 2, 1994) (File No. 1-9553).
     (d) Form of Warrant Agreement between Viacom Inc. and Harris Trust and Savings Bank, as Warrant Agent with respect to the Warrants expiring July 1, 1997 of Viacom Inc. (including the Form of Warrant expiring July 1, 1997) (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 33-53977).
     (e) Form of Warrant Agreement between Viacom Inc. and Harris Trust and Savings Bank, as Warrant Agent with respect to the Warrants expiring July 1, 1999 of Viacom Inc. (including the Form of Warrant expiring July 1, 1999) (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 33-53977).
     (f) Credit Agreement dated as of July 1, 1994 among Viacom Inc.; the Bank parties thereto; The Bank of New York ("BNY"), Citibank N.A. ("Citibank"), Morgan Guaranty Trust Company of New York and Bank of America NT&SA, as Managing Agents; BNY, as Documentation Agent; Citibank, as Administrative Agent; JP Morgan Securities Inc., as Syndication Agent; and the Agents and Co-Agents named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. dated July 22, 1994) (File No. 1-9553) as amended by Amendment No. 1 dated as of August 5, 1994, Amendment No. 2 dated as of September 29, 1994, Amendment No. 3 dated as of May 15, 1995 and Amendments No. 4 and 5 dated as of November 17, 1995 (filed herewith).
     (g) Credit Agreement dated as of July 1, 1994 among Viacom Cablevision of Dayton Inc.; WNYT Inc., WMZQ Inc., WVIT Inc. and Viacom International Inc.; the Bank parties thereto; The Bank of New York ("BNY"), Citibank N.A. ("Citibank"), Morgan Guaranty Trust Company of New York and Bank of America NT&SA, as Managing Agents; BNY, as Documentation Agent; Citibank, as Administrative Agent; JP Morgan Securities Inc., as Syndication Agent; and the Agents and Co-Agents named therein (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Viacom Inc. dated July 22, 1994) (File No. 1-9553) as amended by Amendment No. 1 dated as of August 5, 1994, Amendment No. 2 dated as of May 15, 1995 and Amendments No. 3 and 4 dated as of November 17, 1995 (filed herewith).

EXHIBIT
NO.                   DESCRIPTION OF DOCUMENT             PAGE NO.

     (h) Credit Agreement dated as of September 29, 1994, among Viacom Inc., the Bank parties thereto, The Bank of New York, as a Managing Agent and as the Documentation Agent, Citibank, N.A, as a Managing Agent and as the Administrative Agent, Morgan Guaranty Trust Company of New York, as a Managing Agent, JP Morgan Securities Inc., as the Syndication Agent, Bank of America NT&SA, as a Managing Agent, and the Banks named as Agents therein (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Viacom Inc. dated September 29, 1994) (File No. 1-9553) as amended by Amendment No. 1 dated as of May 15, 1995 and Amendments No. 2 and 3 dated as of November 17, 1995 (filed herewith).
     (i) The instruments defining the rights of holders of the long-term debt securities of Viacom Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Viacom Inc. hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
(10)      Material Contracts
     (a) Viacom Inc. 1994 Long-Term Management Incentive Plan (as amended and restated through April 27, 1995) (incorporated by reference to Exhibit A-1 to Viacom Inc.'s Definitive Proxy Statement dated April 28,
          1995).*
     (b) Viacom Inc. 1989 Long-Term Management Incentive Plan (as amended and restated through April 23, 1990 and as further amended and restated through April 27, 1995) (incorporated by reference to Exhibit A-2 to Viacom Inc.'s Definitive Proxy Statement dated April 28, 1995).*
     (c) Viacom Inc. Senior Executive Short-Term Incentive Plan (as amended and restated through March 27, 1996) (filed herewith).*
     (d) Viacom Inc. Long-Term Incentive Plan (Divisional) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 1993) (File No. 1-9553).*
     (e) Viacom International Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated through December 17, 1992) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1992, as amended by Form 10-K/A Amendment No. 1 dated November 29, 1993 and as further amended by Form 10-K/A Amendment No. 2 dated December 9,
          1993) (File No. 1-9553).*
     (f) Viacom Inc. and Viacom International Inc. Retirement Income Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1989) (File No. 1-9553).*
     (g) Viacom Inc. Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 1993) (File No. 1-9553).*
     (h) Viacom Inc. 1994 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit B to Viacom Inc.'s Definitive Proxy Statement dated April 28, 1995).*
     (i) Excess Benefits Investment Plan for Certain Key Employees of Viacom International Inc. (effective April 1, 1984 and amended as of January 1, 1990) (incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1990) (File No. 1-9553).*
     (j) Excess Pension Plan for Certain Key Employees of Viacom International Inc. (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31,
          1990) (File No. 1-9553).*

*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c).

EXHIBIT
NO.                   DESCRIPTION OF DOCUMENT             PAGE NO.

     (k) Employment Agreement, dated as of August 1, 1994, between Viacom Inc. and Frank J. Biondi, Jr. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended September 30, 1994) (File No. 1-9533). Agreement under the Viacom Inc. 1994 Long-Term Management Incentive Plan, dated as of August 18, 1994, between Viacom Inc. and Frank J. Biondi, Jr. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended September 30, 1994) (File No. 1-9553).*
     (l) Agreement, dated as of January 1, 1996, between Viacom Inc. and Philippe P. Dauman (filed herewith).*
     (m)  Agreement, dated as of January 1, 1996, between Viacom Inc. and Thomas
          E. Dooley (filed herewith).*
     (n) Agreement, dated as of July 1, 1994, between Viacom Inc. and Edward D. Horowitz (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1994)(File No. 1-9553).*
     (o) Agreement, dated as of August 1, 1990, between Viacom International Inc. and Mark M. Weinstein (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1990) (File No. 1-9553), as amended by an Agreement dated as of February 1, 1993 (incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1992, as amended by Form 10-K/A Amendment No. 1 dated November 29, 1993 and as further amended by Form 10-K/A Amendment No. 2 dated December 9, 1993) (File No. 1-9553), and as further amended by an Agreement dated February 7, 1995 (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1994)(File No. 1-9553).*
     (p) Service Agreement, dated as of March 1, 1994, between George S. Abrams and Viacom Inc. (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1994)(File No. 1-9553).*
     (q) Blockbuster Entertainment Corporation ("BEC") stock option plans* assumed by Viacom Inc. after the Blockbuster Merger consisting of the following:
          (i) BEC's 1989 Stock Option Plan (incorporated by reference to BEC's Proxy Statement dated March 31, 1989).
          (ii) Amendments to BEC's 1989 Stock Option Plan (incorporated by reference to BEC's Proxy Statement dated April 3, 1991).
          (iii) BECs 1990 Stock Option Plan (incorporated by reference to BEC's Proxy Statement dated March 29, 1990).
          (iv) Amendments to BEC's 1990 Stock Option Plan (incorporated by reference to BEC's Proxy Statement dated April 15, 1991).
          (v) BEC's 1991 Employee Director Stock Option Plan (incorporated by reference to BEC's Proxy Statement dated April 15, 1991).
          (vi) BEC's 1991 Non-Employee Director Stock Option Plan (incorporated by reference to BEC's Proxy Statement dated April 15, 1991).
          (vii) BEC's 1994 Stock Option Plan (incorporated by reference to
          Exhibit 10.35 to the Annual Report on Form 10-K of BEC for the fiscal year ended December 31, 1993) (File No. 0-12700).

*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c).

EXHIBIT
NO.                   DESCRIPTION OF DOCUMENT             PAGE NO.

     (r) Parents Agreement dated as of July 24, 1995 among Viacom Inc., Tele-Communications, Inc. and TCI Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by Viacom International Inc.) (File No. 33-64467).
     (s) Implementation Agreement dated as of July 24, 1995 between Viacom International Inc. and Viacom International Services Inc. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed by Viacom International Inc.) (File No. 33-64467).
     (t) Subscription Agreement dated as of July 24, 1995 among Viacom International Inc., Tele-Communications, Inc. and TCI Communications, Inc. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 filed by Viacom International Inc.) (File No. 33-64467).
(11)      Statements re Computation of Net Earnings Per Share
(21)      Subsidiaries of Viacom Inc.
(23)      Consents of Experts and Counsel
     (a)  Consent of Price Waterhouse
(24)      Powers of Attorney
(27)      Financial Data Schedule

                              VIACOM INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


VIACOM INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

ITEM 14A


The following consolidated financial statements and schedule of the registrant and its subsidiaries are submitted herewith as part of this report:

                                                                       Reference
                                                                       (Page/s)
                                                                       ---------

1. Report of Independent Accountants...........................           II-15

2. Management's Statement of Responsibility for Financial Reporting       II-16

3. Consolidated Statements of Operations for the years ended
    December 31, 1995, 1994 and 1993...........................           II-17

4. Consolidated Balance Sheets as of December 31, 1995 and 1994     II-18-II-19

5. Consolidated Statements of Cash Flows for the years ended
     December 31, 1995, 1994 and 1993..........................           II-20

6. Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1995, 1994 and 1993..............           II-21

7. Notes to Consolidated Financial Statements..................     II-22-II-55

Financial Statement Schedule:

       II. Valuation and qualifying accounts...................            F-2




All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

                              VIACOM INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



VIACOM INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


(MILLIONS OF DOLLARS)




          COL. A              COL. B               COL. C                COL. D      COL. E
   -------------------      ----------      ---------------------       --------    ---------
                            BALANCE AT      CHARGED TO CHARGED TO                   BALANCE AT
                           BEGINNING OF     COSTS AND     OTHER                       END OF
DESCRIPTION                   PERIOD        EXPENSES    ACCOUNTS     DEDUCTIONS (C)   PERIOD
- -----------                   ------        --------    --------     -------------- --------


ALLOWANCE FOR DOUBTFUL
ACCOUNTS:

 Year ended December 31,
  1995.....................    $75.8        $104.3      $37.4 (A)         $91.5       $126.0

 Year ended December 31,
  1994.....................    $33.9         $61.6      $46.1 (A)(B)      $65.8        $75.8

 Year ended December 31,
  1993.....................    $25.8         $16.7      $ 3.5 (B)         $12.1        $33.9

VALUATION ALLOWANCE ON
DEFERRED TAX ASSETS:

Year ended December 31, 1995   $75.7           --       $ 6.1 (A)           --         $81.8

Year ended December 31, 1994      --           --       $75.7 (A)           --         $75.7

RESERVES FOR INVENTORY
OBSOLESCENCE:

Year ended December 31, 1995  $125.3         $35.4      $13.7            $44.8        $129.6

Year ended December 31, 1994      --         $32.3     $119.9 (A)        $26.9        $125.3



Notes:
- ------

(A) Includes amounts charged to goodwill as part of the determination of the fair value of net assets acquired.
(B) Represents balance sheet reclassifications related to certain entertainment receivables.
(C)  Includes amounts written off, net of recoveries.