Form 10-Q
period 1996-03-31
VIACOM INC
filed 1996-05-15
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996

                            Commission file number 1-9553


                                    VIACOM INC.
                (Exact name of registrant as specified in its charter)


          Delaware                                               04-2949533
- --------------------------------------------------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   identification No.)

     1515 Broadway, New York, New York                        10036
- --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code      (212) 258-6000
                                                    ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____.

Number of shares of Common Stock Outstanding at April 30, 1996:

   Class A Common Stock, par value $.01 per share - 75,269,618

   Class B Common Stock, par value $.01 per share - 296,270,685

                         PART I - FINANCIAL INFORMATION



 ITEM 1. FINANCIAL STATEMENTS.

 VIACOM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
 -------------------------------------
 (Unaudited; all amounts, except per share amounts, are in millions)

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                 1996           1995
                                                            -------------    ----------

Revenues.................................................       $2,798.1      $ 2,695.6

Expenses:
   Operating.............................................        1,728.2        1,701.8
   Selling, general and administrative...................          576.4          478.0
   Depreciation and amortization.........................          220.0          180.7
                                                                --------      ---------
        Total expenses...................................        2,524.6        2,360.5
                                                                --------      ---------

Operating income.........................................          273.5          335.1

Other income (expense):
   Interest expense, net.................................         (205.0)        (196.8)
   Other items, net......................................            (.5)          27.5
                                                                ---------     ---------
Earnings from continuing operations before income taxes..           68.0          165.8

   Provision for income taxes............................          (42.6)         (98.9)
   Equity in earnings of affiliated companies, net of tax            1.2             .8
   Minority interest.....................................            1.2           (4.1)
                                                                --------       ---------
Net earnings from continuing operations..................           27.8           63.6
   Earnings from discontinued operations, net of tax
   (Note 3)..............................................            --             7.6
                                                                --------       ---------
Net earnings.............................................           27.8           71.2
   Cumulative convertible preferred stock dividend
   requirement ..........................................          (15.0)         (15.0)
                                                              -----------     ----------
Net earnings attributable to common stock................       $   12.8      $    56.2
                                                                ========      =========

Weighted average number of common shares and common share
  equivalents:
   Primary...............................................          374.7          384.9
   Fully diluted.........................................          375.0          385.3

Primary and fully diluted earnings per common share:
   Net earnings from continuing operations...............       $    .03      $     .13
   Net earnings..........................................       $    .03      $     .15

                      See notes to consolidated financial statements.

 VIACOM INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 ---------------------------
 (Unaudited; all amounts, except per share amounts, are in millions)

                                                                   MARCH 31,    DECEMBER 31,
                                                                      1996           1995
                                                                -------------   ------------
                                ASSETS
Current Assets:
      Cash and cash equivalents..............................      $   350.8      $   464.1
      Receivables, less allowances of $130.0 (1996) and
      $126.0 (1995) .........................................        1,889.9        1,872.4
      Inventory (Note 4).....................................        2,104.3        2,178.1
      Other current assets...................................          766.9          684.4
                                                                   ---------       --------
         Total current asset.................................        5,111.9        5,199.0
                                                                ------------       --------

  Property and equipment, at cost............................        4,166.5        3,974.7
      Less accumulated depreciation..........................          867.7          756.8
                                                                   ---------       --------
         Net property and equipment..........................        3,298.8        3,217.9
                                                                   ---------       --------

  Inventory (Note 4).........................................        2,415.0        2,271.5
  Intangibles, at amortized cost.............................       16,074.8       16,153.2
  Other assets...............................................        2,293.2        2,184.4
                                                                   ---------       --------
                                                                   $29,193.7      $29,026.0
                                                                   =========      =========

                LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
      Accounts payable.......................................      $   519.6      $   788.8
      Accrued compensation...................................          313.1          449.4
      Participants' share, residuals and royalties payable...          747.9          798.2
      Current portion of long-term debt......................           50.0           45.1
      Other current liabilities..............................        1,856.0        2,017.1
                                                                   ---------       --------
         Total current liabilities...........................        3,486.6        4,098.6
                                                                   ---------       --------

   Long-term debt............................................       11,399.5       10,712.1
   Other liabilities.........................................        2,144.3        2,121.5
   Commitments and contingencies (Note 6)

   Shareholders' Equity:
      Preferred Stock, par value $.01 per share; 200.0 shares
         authorized; 24.0 shares issued and outstanding......        1,200.0        1,200.0
      Class A Common Stock, par value $.01 per share;
         200.0 shares authorized; 75.3 (1996) and 75.1 (1995)
         shares issued and outstanding.......................            0.8            0.8
      Class B Common Stock, par value $.01 per share;
         1,000.0 shares authorized; 296.2 (1996) and 294.6
         (1995) shares issued and outstanding................            2.9            2.9
      Additional paid-in capital.............................       10,786.1       10,726.9
      Retained earnings......................................          185.9          173.1
      Cumulative translation adjustment......................          (12.4)          (9.9)
                                                                   ----------     ---------
         Total shareholders' equity..........................       12,163.3       12,093.8
                                                                   ---------      ---------
                                                                   $29,193.7      $29,026.0
                                                                   =========      =========


                  See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; all amounts are in millions)

                                                               THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                   1996           1995
                                                                   ----           ----

   NET CASH FROM OPERATING ACTIVITIES:
   Net earnings.................................................  $ 27.8      $  71.2
   Adjustments to reconcile net earnings to net cash flow from operating activities:
     Depreciation and amortization..............................   220.0        180.7
     Distribution from affiliated companies ....................    12.7         27.4
     Gain on the sale of an investment (Note 7).................    --          (26.9)
     Change in operating assets and liabilities:
        (Increase) decrease in receivables......................   (16.3)        52.1
        (Increase) decrease in inventory and related programming
           liabilities, net.....................................  (160.9)        93.6
        Increase in pre-publication costs, net..................   (19.3)       (26.6)
        Increase in prepaid expenses and other current assets...   (76.7)      (107.3)
        Increase in unbilled receivables........................   (55.8)      (142.6)
        Decrease in accounts payable and accrued expenses.......  (515.7)      (531.5)
        Increase in income taxes payable and deferred
           income taxes, net....................................     9.8         54.3
        Decrease in deferred income ............................   (29.9)       (10.6)
        Other, net..............................................    63.7        (57.2)
                                                                  -------      -------
  NET CASH FLOW FROM OPERATING ACTIVITIES........................ (540.6)      (423.4)
                                                                  -------      -------

  INVESTING ACTIVITIES:
    Capital expenditures........................................  (148.0)      (163.4)
    Acquisitions, net of cash acquired..........................   (52.0)      (197.2)
    Proceeds from dispositions....... ..........................      --      1,127.1
    Investments in and advances to affiliated companies.........   (47.6)       (20.5)
    Proceeds from sales of short-term investments...............    31.7        140.6
    Purchases of short-term investments.........................   (37.4)      (144.3)
    Other, net .................................................    (9.1)         (.5)
                                                                  -------      -------
 NET CASH FLOW FROM INVESTING ACTIVITIES........................  (262.4)       741.8
                                                                  -------      -------
 FINANCING ACTIVITIES:
    Short-term borrowings from (repayments to) banks, net.......   707.5       (361.3)
    Proceeds from exercise of stock options and warrants........    57.3         44.6
    Repayments of other notes...................................   (50.8)          --
    Payments of Preferred Stock dividends.......................   (15.0)       (15.0)
    Other, net..................................................    (9.3)        (2.7)
                                                                  -------      -------
 NET CASH FLOW FROM FINANCING ACTIVITIES........................   689.7       (334.4)
                                                                  -------      -------
    Net decrease in cash and cash equivalents...................  (113.3)       (16.0)
    Cash and cash equivalents at beginning of the period........   464.1        597.7
                                                                  -------      -------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $350.8       $581.7
                                                                  -------      -------
 SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash payments for interest, net of amounts capitalized......  $236.5       $332.3
    Cash payments for income taxes..............................    23.1         17.4

 NON CASH INVESTING AND FINANCING:
    Property and equipment acquired under capitalized
     leases.....................................................    44.9           --

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

The financial statements reflect, in the opinion of management, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations of the Company. Certain previously reported amounts have been reclassified to conform with the current presentation.

Net earnings per common share -- Primary net earnings per common share is calculated based on the weighted average number of common shares outstanding during each period, the effects of common shares potentially issuable in connection with stock options and warrants, and variable common rights and contingent value rights in 1995. For each of the periods presented, the effect of the assumed conversion of the Preferred Stock is antidilutive and, therefore, is not reflected in fully diluted net earnings per common share.

2) POTENTIAL TRANSACTION

During July 1995, the Company entered into an agreement to split-off its cable systems to its shareholders through a dutch-auction exchange offer. The exchange offer will allow shareholders to exchange shares of Viacom Inc. Class A or Class B Common Stock for shares of cumulative, redeemable exchangeable preferred stock of a subsidiary of Viacom that holds its cable systems. Prior to the consummation of the exchange offer, such subsidiary will enter into a $1.7 billion credit agreement, the proceeds of which will be transferred to another subsidiary of Viacom. The Company also entered into a definitive agreement with Tele-Communications, Inc. ("TCI") under which a subsidiary of TCI, through a capital contribution of $350 million in cash, will purchase all of the common shares of such subsidiary immediately following the split-off. National Amusements, Inc. ("NAI"), which owns approximately 25% of Viacom Inc. Class A and Class B Common Stock on a combined basis, will not participate in the exchange offer. The exchange offer and related transactions remain subject to several conditions, including regulatory approvals, the receipt of an IRS ruling, a request for which is currently pending, and consummation of the exchange offer.

                       VIACOM INC. AND SUBSIDIARIES

          (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


3) DISPOSITION

On March 10, 1995, the Company sold Madison Square Garden Corporation, which included the Madison Square Garden Arena, The Paramount theater, the New York Knickerbockers, the New York Rangers and the Madison Square Garden Network (collectively "MSG") to a joint venture of ITT Corporation and Cablevision Systems Corporation for closing proceeds of $1.0 billion, representing the sale price of $1.1 billion, less $66 million in working capital adjustments. MSG was acquired during 1994 by the Company as part of Paramount Communications Inc. with its book value recorded at fair value and therefore no gain was recorded on its sale. Proceeds from the sale of MSG and other dispositions were used to repay notes payable to banks.

MSG was accounted for as a discontinued operation and, accordingly, its operating results have been separately disclosed in the consolidated financial statements. Summarized results of operations for MSG for the period January 1 through March 9, 1995, are as follows:

      Revenues................................      $  91.5
      Earnings from operations before income taxes     12.7
      Provision for income taxes..............          5.1
      Net earnings............................          7.6
      Net earnings per common share...........          .02

                       VIACOM INC. AND SUBSIDIARIES

          (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



4) INVENTORIES
                                            MARCH 31, 1996   DECEMBER 31, 1995
                                            --------------   -----------------
Prerecorded music and videocassettes .......  $   483.8           $  474.8
Videocassette rental inventory..............      539.4              520.3
Publishing:
    Finished goods..........................      330.5              303.6
    Work in process.........................       39.2               44.9
    Material and supplies...................       23.3               30.2
Other.......................................      102.8               87.9
                                              ---------           --------
                                                                   1,461.7
                                                1,519.0
    Less current portion....................      929.0              903.1
                                              ---------           --------

                                              $   590.0           $  558.6
                                              =========           ========
Theatrical and television inventory:
    Theatrical and television productions:
      Released............................    $ 1,586.6           $1,612.1
      Completed, not released.............         22.2               52.5
      In process and other................        390.7              357.0
    Program rights..........................    1,000.8              966.3
                                              ---------           --------

                                                3,000.3            2,987.9
    Less current portion....................    1,175.3            1,275.0
                                              ---------           --------
                                              $ 1,825.0           $1,712.9
                                              =========           ========

Total non-current inventory.................  $ 2,415.0           $2,271.5
                                              =========           ========

5) LONG-TERM DEBT

The Company's scheduled maturities of notes payable to banks and debentures through December 31, 2000, assuming full utilization of the credit agreements are $1.5 billion (1996), $251 million (1997), $1.0 billion (1998), $1.5 billion
(1999) and $1.3 billion (2000). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

6) COMMITMENTS AND CONTINGENCIES

The commitments of the Company for program license fees which are not reflected in the balance sheet as of March 31, 1996 estimated to aggregate approximately $2.3 billion, principally reflect commitments under Showtime Networks Inc.'s ("SNI's") exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

                       VIACOM INC. AND SUBSIDIARIES

          (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


7) OTHER ITEMS, NET

For 1995, "Other items, net" primarily reflects a gain of $26.9 million on the sale of marketable securities.

8) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The annual effective tax rates of 63% for 1996 and 61% for 1995 were both adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes.

                       VIACOM INC. AND SUBSIDIARIES

          (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


9) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Viacom International is a wholly owned subsidiary of the Company. The Company has fully and unconditionally guaranteed Viacom International debt securities. The Company has determined that separate financial statements and other disclosures concerning Viacom International are not material to investors. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of Viacom Inc., Viacom International (carrying investments in non-guarantor affiliates under the equity method), and non-guarantor affiliates of Viacom Inc., and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

                                                   THREE MONTHS ENDED MARCH 31, 1996
                                   ----------------------------------------------------------
                                                            NON-                     THE
                                   VIACOM     VIACOM      GUARANTOR                COMPANY
                                    INC.   INTERNATIONAL AFFILIATES ELIMINATIONS CONSOLIDATED
                                    ----    ------------ ---------- ------------ ------------
Revenues......................... $ 1,007.3  $  254.8   $ 1,540.3    $ (4.3)   $ 2,798.1

Expenses:
   Operating.....................    728.7       89.0      914.8       (4.3)     1,728.2
   Selling, general and
   administrative...............      88.2      119.2      369.0         --        576.4
   Depreciation and amortization      88.2       14.1      117.7         --        220.0
                                  --------   --------   --------   --------    ---------
      Total expenses.............    905.1      222.3     1,401.5      (4.3)     2,524.6
                                  --------   --------   ---------  --------    ---------

Operating income.................    102.2       32.5      138.8         --        273.5

Other income (expense):
   Interest expense, net.........   (167.4)     (30.5)      (7.1)        --       (205.0)
   Other items, net..............       --        (.1)       (.4)        --          (.5)
                                  --------   ---------  --------   --------    ---------
Earnings (loss) from continuing
operations before income taxes...    (65.2)       1.9      131.3         --         68.0
   Provision for income taxes....     (9.1)      (2.2)     (31.3)        --        (42.6)
   Equity in earnings of affiliated
    companies, net of tax........    101.0      102.3         6.2     (208.3)        1.2
   Minority interest.............      1.1        (.4)        .5         --          1.2
                                  --------   --------   --------   --------    ---------
Net earnings from continuing
   operations....................     27.8      101.6       106.7     (208.3)       27.8
   Cumulative convertible preferred
    stock dividend requirement...    (15.0)        --         --         --        (15.0)
                                  ---------  --------   --------     --------  ---------
Net earnings attributable to
    common stock ................ $   12.8   $  101.6   $  106.7     $(208.3)  $    12.8
                                  ========   ========   ========     ========  =========

                            VIACOM INC. AND SUBSIDIARIES


               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                              THREE MONTHS ENDED MARCH 31, 1995
                                   ---------------------------------------------------------
                                                           NON-                    THE
                                   VIACOM    VIACOM      GUARANTOR                COMPANY
                                    INC.  INTERNATIONAL AFFILIATES ELIMINATION  CONSOLIDATED
                                    ----  ------------- ---------- -----------  ------------
Revenues.........................  $888.5    $196.3     $1,612.3   $  (1.5)     $2,695.6

Expenses:
   Operating.....................   583.4      63.9     1,056.0       (1.5)      1,701.8
   Selling, general and              60.9      95.3      321.8          --         478.0
     administrative...................
   Depreciation and amortization.    66.3       9.8      104.6          --         180.7
                                   ------    ------     ------   ---------      --------

      Total expenses.............   710.6     169.0     1,482.4       (1.5)      2,360.5
                                    -----    ------     -------    --------     ---------

Operating income.................   177.9      27.3      129.9          --         335.1

Other income (expense):
   Interest expense, net.........   (167.9)   (22.8)      (6.1)         --        (196.8)
   Other items, net..............      .3      27.5       (0.3)         --          27.5
                                    -----    ------     -------    -------      --------

Earnings from continuing operations
   before income taxes...........    10.3      32.0      123.5         --          165.8
   Provision for income taxes....    (9.8)    (25.2)     (63.9)         --         (98.9)
   Equity in earnings of affiliated
    companies, net of tax........    74.8      68.0        2.0      (144.0)           .8
   Minority interest.............    (4.1)      --          --          --          (4.1)
                                   -------    -----     ------     -------      --------

Net earnings from continuing
operations.......................    71.2      74.8       61.6      (144.0)         63.6
   Earnings from discontinued
    operations, net of tax ......     --        --         7.6          --           7.6
                                   -----     -----      ------     -------      --------

Net earnings.....................    71.2      74.8       69.2      (144.0)         71.2
   Cumulative convertible preferred
    stock dividend requirement...    15.0       --          --          --          15.0
                                   ------    -----      ------     -------      --------

Net earnings attributable to common
    stock........................  $ 56.2    $ 74.8    $  69.2     $(144.0)     $   56.2
                                   ======    ======    =======     ========     ========

                          VIACOM INC. AND SUBSIDIARIES

        (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                        MARCH 31, 1996
                                    ---------------------------------------------------------------
                                                                 NON-                      THE
                                     VIACOM       VIACOM      GUARANTOR                  COMPANY
                                      INC.     INTERNATIONAL  AFFILIATES ELIMINATION   CONSOLIDATED
                                      ----     -------------  ----------------------   ------------
   ASSETS
   Current Assets:
      Cash and cash equivalents.   $   150.2   $    168.1   $     32.5    $     --    $    350.8
      Receivables, net..........       251.6        241.7      1,416.4        (19.8)     1,889.9
      Inventory.................       688.7         99.8      1,315.8          --       2,104.3
      Other current assets......        48.2        108.8        609.9          --         766.9
                                   ---------   ----------  -----------  ------------  ----------
        Total current assets....     1,138.7        618.4      3,374.6        (19.8)     5,111.9
                                   ---------   ----------  -----------  ------------  ----------

  Property and equipment........     1,217.9        320.3      2,628.3          --       4,166.5
  Less accumulated depreciation.       179.7         78.6        609.4          --         867.7
                                   ---------   ----------  -----------  ------------  ----------

  Net property and equipment....     1,038.2        241.7      2,018.9          --       3,298.8
                                   ---------   ----------  -----------  ------------  ----------

  Inventory.....................       763.1        200.1      1,451.8          --       2,415.0
  Intangibles, at amortized cost.    7,090.1        552.7      8,432.0          --      16,074.8
  Investments in consolidated
  subsidiaries..................     2,575.6     11,474.5         --      (14,050.1)        --
  Other assets..................       230.0        373.6      2,056.1       (366.5)     2,293.2
                                   ---------   ----------  -----------  ------------  ----------
                                   $ 12,835.7  $ 13,461.0   $ 17,333.4   $(14,436.4)  $ 29,193.7
                                   ==========  ==========  ===========  ============  ==========
  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
     Accounts payable...........   $   155.4   $     34.8   $    333.8    $    (4.4)  $    519.6
     Accrued compensation.......        50.5         97.2        165.4          --         313.1
     Participants' share,
     residuals and royalties
     payable....................       117.6          --         630.3          --         747.9
     Current portion of
     long-term debt.............        27.5          1.5         21.0          --          50.0
     Other current liabilities..       510.5        376.7        984.7        (15.9)     1,856.0
                                   ---------   ----------  -----------  ------------  ----------
       Total current liabilities       861.5        510.2      2,135.2        (20.3)     3,486.6
                                   ---------   ----------  -----------  ------------  ----------

  Long-term debt................     9,391.6      1,603.3        585.0       (180.4)    11,399.5
  Other liabilities.............   (12,099.2)       738.9     12,212.7      1,291.9      2,144.3

  Shareholders' equity:
     Preferred Stock............     1,200.0          --           --           --       1,200.0
     Common Stock...............         3.7        203.0        722.4       (925.4)         3.7
     Additional paid-in capital.    10,786.1      8,574.1      1,052.9     (9,627.0)    10,786.1
     Retained earnings..........     2,711.1      1,808.0        642.0     (4,975.2)       185.9
     Cumulative translation
     adjustment.................       (19.1)        23.5        (16.8)         --         (12.4)
                                   ----------  ----------  ------------ ------------   ----------
           Total shareholders'
           equity                   14,681.8     10,608.6      2,400.5    (15,527.6)    12,163.3
                                   ----------  ----------  -----------  ------------ ------------
                                   $12,835.7  $  13,461.0  $  17,333.4   $(14,436.4) $  29,193.7
                                   ==========  ==========  ===========  ============ ============

                          VIACOM INC. AND SUBSIDIARIES

        (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                                    DECEMBER 31, 1995
                                     ------------------------------------------------------------
                                                                NON-                    THE
                                     VIACOM       VIACOM      GUARANTOR               COMPANY
                                       INC.     INTERNATIONAL AFFILIATES ELIMINATION CONSOLIDATED
                                       ----     ------------- ---------- ----------- ------------
     ASSETS
     Current Assets:
        Cash and cash equivalents    $  176.2     $  223.3     $   64.6    $    --     $  464.1
        Receivables, net.........       259.4        267.7      1,366.8       (21.5)    1,872.4
        Inventory................       736.5        102.3      1,339.3         --      2,178.1
        Other current assets.....        44.6        103.3        544.1        (7.6)      684.4
                                     --------     --------   ----------      -------   --------
          Total current assets...     1,216.7        696.6      3,314.8       (29.1)    5,199.0
                                     --------     --------   ----------      -------   --------

    Property and equipment.......     1,132.9        280.2      2,561.6         --      3,974.7
        Less accumulated
        depreciation.............       141.5         55.9        559.4         --        756.8
                                     --------     --------   ----------       -----    ---------
          Net property and
          equipment..............       991.4        224.3      2,002.2         --      3,217.9
                                     --------     --------   ----------       -----    ---------
    Inventory....................       682.0        182.2      1,407.3         --      2,271.5
    Intangibles, at amortized
      cost.......................     7,118.3        557.5      8,477.4         --     16,153.2
    Investments in consolidated
    subsidiaries.................     1,943.5     11,295.9         --     (13,239.4)      --
    Other assets.................       237.3        314.6      1,982.8      (350.3)    2,184.4
                                     --------     --------   ----------   ----------  ---------
                                    $12,189.2    $13,271.1    $17,184.5  $(13,618.8)  $29,026.0
                                    =========    =========   ==========  ===========  =========

    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities:
       Accounts payable..........     $ 339.4     $    44.2      $ 411.7    $   (6.5)   $  788.8
       Accrued compensation......        47.5         145.7        256.2         --        449.4
       Participants share,
       residuals and royalties
          payable................        87.3          --          710.9         --        798.2
       Current portion of
        long-term debt...........        25.2           1.5         18.4         --         45.1
       Other current liabilities.       563.7         381.6      1,100.3       (28.5)    2,017.1
                                     --------      --------   ----------     --------   --------

       Total current liabilities.     1,063.1         573.0      2,497.5       (35.0)    4,098.6
                                     --------      --------    ---------     --------   --------

    Long-term debt...............     8,705.1       1,595.2        592.2      (180.4)   10,712.1
    Other liabilities............   (10,468.5)      1,152.1     11,799.7      (361.8)    2,121.5

    Shareholders' equity:
       Preferred Stock...........     1,200.0          --           --                   1,200.0
       Common Stock..............         3.7         212.0        722.4      (934.4)        3.7
       Additional paid-in capital    10,726.9       8,544.4      1,052.7    (9,597.1)   10,726.9
       Retained earnings.........       976.8       1,171.1        535.3    (2,510.1)      173.1
       Cumulative translation
         adjustment..............       (17.9)         23.3        (15.3)        --         (9.9)
                                     ---------    ---------   ----------    ---------    --------
             Total shareholders'
               equity                12,889.5       9,950.8      2,295.1   (13,041.6)    12,093.8
                                     ---------     ---------   ----------  -----------  ---------
                                     $12,189.2    $13,271.1   $ 17,184.5 $ (13,618.8)   $29,026.0
                                     =========    =========   ========== ============   =========


                             VIACOM INC. AND SUBSIDIARIES

               (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED MARCH 31, 1996
                                        ------------------------------------------------------
                                                                      NON-                     THE
                                          VIACOM       VIACOM      GUARANTOR                 COMPANY
                                           INC.     INTERNATIONAL  AFFILIATES   ELIMINATION  CONSOLIDATED

NET CASH FLOW FROM OPERATING ACTIVITIES   $(155.7)    $ (55.8)     $ (329.1)   $     --    $  (540.6)
                                        ----------   ---------      --------     -------    ---------

  INVESTING ACTIVITIES:
    Capital expenditures.............       (76.6)      (16.4)        (55.0)         --       (148.0)
    Acquisitions, net of cash acquired      (34.8)        --          (17.2)         --        (52.0)
    Investments in and advances to
      affiliated companies...........       (14.4)      (28.4)         (4.8)         --        (47.6)
    Proceeds from sale of short-term
      investments....................          --        31.7            --          --         31.7
    Payments for purchase of short-term
      investments....................          --       (37.4)           --          --        (37.4)
    Other, net.......................          --        (9.1)           --          --         (9.1)
                                       ----------   ---------      --------     -------    ---------

NET CASH FLOW FROM INVESTING ACTIVITIES    (125.8)      (59.6)        (77.0)         --       (262.4)
                                       ----------   ---------      --------     -------    ---------


  FINANCING ACTIVITIES:
    Short-term borrowings from banks, net   681.8          --          25.7            --      707.5
    Proceeds from exercise of stock
      options and warrants ..........        57.3          --            --            --       57.3
    Increase (decrease) in intercompany
     payables .......................      (465.2)       72.6         392.6            --         --
    Payment of Preferred Stock dividends    (15.0)         --            --            --      (15.0)
    Repayment of other notes.........         --        (12.0)        (38.8)           --      (50.8)
    Other, net.......................        (3.4)        (.4)         (5.5)           --       (9.3)
                                       ----------   ---------       --------       -------   -------
NET CASH FLOW FROM FINANCING ACTIVITIES     255.5        60.2         374.0            --      689.7
                                       ----------   ---------       --------       -------   -------
    Net decrease in cash and cash
      equivalents....................       (26.0)      (55.2)        (32.1)           --     (113.3)
    Cash and cash equivalents at
      beginning of period............       176.2       223.3          64.6            --      464.1
                                       ----------   ---------      --------       -------   --------
CASH AND CASH EQUIVALENTS AT END OF
    PERIOD...........................  $    150.2   $   168.1      $   32.5       $    --   $  350.8
                                       ==========   =========      ========       =======   ========

                             VIACOM INC. AND SUBSIDIARIES

               (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                    THREE MONTHS ENDED MARCH 31, 1995
                                       -----------------------------------------------------
                                                                 NON-                    THE
                                          VIACOM    VIACOM     GUARANTOR               COMPANY
                                            INC. INTERNATIONAL AFFILIATES ELIMINATION CONSOLIDATED

NET CASH FLOW FROM OPERATING ACTIVITIES   $(519.9) $  252.9     $165.8   $(322.2)   $(423.4)
                                          -------  --------   --------    ------    -------
INVESTING ACTIVITIES:
   Capital expenditures..........           (79.3)    (21.5)     (62.6)       --     (163.4)
   Acquisitions, net of cash acquired       (51.7)      --      (145.5)       --     (197.2)
   Proceeds from dispositions....              --   1,036.1       91.0        --    1,127.1
   Investments in and advances to
    affiliated companies.........              --     (10.3)     (10.2)       --      (20.5)
   Proceeds from sale of short-term
     investments.................              --     140.6         --        --      140.6
   Payments for purchase of short-term
    investments..................              --    (144.3)        --        --     (144.3)
   Other, net....................              --       (.4)       (.1)       --        (.5)
                                          -------  --------   --------    ------    -------

NET CASH FLOW FROM INVESTING ACTIVITIES    (131.0)  1,000.2     (127.4)       --      741.8
                                          -------  --------   --------    ------    -------


FINANCING ACTIVITIES:
   Short-term borrowings from
    (repayments) to banks, net...          (362.3)      1.0         --        --     (361.3)
   Payment of Preferred Stock dividends     (15.0)       --         --        --      (15.0)
   Increase (decrease) in intercompany
    payables ....................           972.0    (918.1)    (376.1)    322.2         --
   Proceeds from exercise of stock
    options and warrants.........            44.6        --         --        --       44.6
   Other, net....................              --        --       (2.7)       --       (2.7)
                                          -------  --------   --------    ------    -------

NET CASH FLOW FROM FINANCING ACTIVITIES     639.3    (917.1)    (378.8)    322.2     (334.4)
                                          -------  --------   --------    ------    -------

   Net increase (decrease) in cash and
    cash equivalents.............           (11.6)    336.0     (340.4)               (16.0)
   Cash and cash equivalents at
     beginning of period.........           135.6      63.4      398.7        --      597.7
                                          -------  --------   --------    ------    -------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD ........................        $  124.0   $ 399.4   $   58.3    $   --    $ 581.7
                                         ========  ========   ========    ======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Management's discussion and analysis of the combined results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes.

The following tables set forth revenues; operating income; and EBITDA by business segment, for the three months ended March 31, 1996 and 1995. EBITDA does not reflect the effect of significant amounts of amortization of goodwill related to business combinations accounted for under the purchase method. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

                                        THREE MONTHS ENDED    PERCENT
                                             MARCH 31,        CHANGE
                                        ------------------    -------
                                          1996       1995
                                          ----       ----
                                               (In millions)
   REVENUES:
   Networks and Broadcasting........     $542.2      $457.2    19%
   Entertainment....................      920.0     1,071.6   (14)
   Video and Music/Theme Parks......      846.8       694.9    22
   Publishing.......................      389.0       375.0     4
   Cable Television.................      116.7       106.0    10
   Intercompany.....................      (16.6)       (9.1)  (82)
                                       ---------   -------
         Total......................   $2,798.1    $2,695.6      4
                                       ========    ========

   OPERATING INCOME (LOSS):  (a)
   Networks and Broadcasting........     $117.6      $100.5    17%
   Entertainment....................      128.4       155.1   (17)
   Video and Music/Theme Parks......       96.8       141.8   (32)
   Publishing.......................      (46.6)      (46.4)   --
   Cable Television.................       23.8        22.3     7
   Corporate........................      (46.5)      (38.2)  (22)
                                         ------      ------
         Total......................     $ 273.5     $335.1   (18)
                                         =======     ======

   EBITDA: (b)
   Networks and Broadcasting........     $148.3      $125.6    18%
   Entertainment....................      163.4       189.8   (14)
   Video and Music/Theme Parks......      189.3       205.2    (8)
   Publishing.......................       (9.1)      (10.3)   12
   Cable Television.................       45.6        42.3     8
   Corporate........................      (44.0)      (36.8)  (20)
                                         -------     -------
         Total......................     $493.5      $515.8    (4)
                                         ======      ======


(a) Operating income is defined as net earnings before discontinued operations, minority interest, equity in earnings (loss) of affiliated companies (net of tax), provision for income taxes, other items (net), and interest expense.
(b) EBITDA is defined as operating income (loss) before interest, taxes, depreciation and amortization.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
- ---------------------

Revenues increased 4% to $2.8 billion for the first quarter of 1996 from $2.7 billion for the first quarter of 1995. EBITDA decreased 4% to $493.5 million for the first quarter of 1996 from $515.8 million for the first quarter of 1995. Operating income decreased 18% to $273.5 million for the first quarter of 1996 from $335.1 million for the first quarter of 1995.

SEGMENT RESULTS OF OPERATIONS
- -----------------------------

NETWORKS AND BROADCASTING (Basic Cable and Premium Subscription Television Program Services, Television and Radio Stations)

The Networks and Broadcasting segment is comprised of MTV Networks ("MTVN"), basic cable television program services; Showtime Networks Inc. ("SNI"), premium subscription television program services; television stations and radio stations. Revenues increased 19% to $542.2 million for the first quarter of 1996 from $457.2 million for the first quarter of 1995. EBITDA increased 18% to $148.3 million for the first quarter of 1996 from $125.6 million for the first quarter of 1995. Operating income increased 17% to $117.6 million for the first quarter of 1996 from $100.5 million for the first quarter of 1995. MTVN revenues of $264.0 million, EBITDA of $93.5 million and operating income of $79.3 million increased 28%, 20% and 19%, respectively. The increase in MTVN's revenues principally reflects, at each of the networks, higher advertising revenues due to rate increases and affiliate revenues due to rate and subscriber increases. MTVN's EBITDA and operating income gains were driven by the increased revenues partially offset by higher operating costs, primarily reflecting higher production expenses and increased expenses associated with international expansion. SNI's revenues, EBITDA, and operating income increased 9%, 41%, and 44%, respectively, principally due to an increase of 1.4 million subscribers, reflecting the continued growth of direct broadcasting satellite subscribers, partially offset by higher programming expenses. SNI served a total of 15.1 million subscribers at March 31, 1996. The television and radio stations revenues increased 11%, EBITDA increased 15% and operating income increased 16% primarily reflecting increased advertising revenues and the change in mix to television stations in larger markets during the prior year.

ENTERTAINMENT (Motion Pictures and Television Programming, Movie Theaters, and New Media and Interactive Services)

The Entertainment segment is principally comprised of Paramount Pictures, Paramount Television, Spelling Entertainment Group Inc. ("Spelling") and the former Viacom Entertainment. Revenues decreased 14% to $920.0 million for the first quarter of 1996 from $1.1 billion for the first quarter of 1995. EBITDA decreased 14% to $163.4 million for the first quarter of 1996 from $189.8 million for the first quarter of 1995. Operating income decreased 17% to $128.4 million for the first quarter of 1996 from $155.1 million for the first quarter of 1995. During the first quarter of 1996, Viacom recognized $100.0 million of EBITDA and operating income attributable to its strategic alliance with KirchGroup, the German media group. The alliance includes a series of agreements regarding the licensing to the KirchGroup of television rights to Paramount television programs and films in German speaking territories as well as carriage of certain Viacom cable networks on a new digital pay TV service

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


in Germany. In addition, first quarter 1996 revenue contributions from Paramount Picture's Sabrina, Black Sheep and Eye for an Eye did not match the stronger foreign theatrical performance of Paramount Pictures' Forrest Gump in the first quarter of 1995. The comparisons reflect, in 1995, $250.0 million of revenues and $68.0 million of EBITDA and operating income resulting from the conforming of accounting policies pertaining to the television programming libraries of Viacom Entertainment, Spelling and Paramount.

The Company is currently exploring the sale of Spelling and the related purchase of Spelling's interest in Virgin Interactive Entertainment Limited ("Virgin"). An independent committee of Spelling's Board of Directors has been formed to negotiate the terms of the Virgin transaction.

VIDEO AND MUSIC/THEME PARKS (Home Video and Music Retailing/Theme Parks)

The Video and Music/Theme Parks segment is comprised principally of Blockbuster Video and Music, and Paramount Parks. Revenues increased 22% to $846.8 million for the first quarter of 1996 from $694.9 million for the first quarter of 1995. EBITDA decreased 8% to $189.3 million for the first quarter of 1996 from $205.2 million for the first quarter of 1995. Operating income decreased 32% to $96.8 million for the first quarter of 1996 from $141.8 million for the first quarter of 1995. The revenue increase reflects the increased number of Company-owned video stores in operation in 1996 as compared to 1995 and an 8% increase in worldwide same-store sales. In the first quarter of 1996, the Company opened 136 stores worldwide ending the quarter with 4,619 stores, which resulted in net increases of 106 and 584 stores for the quarter and prior four quarters, respectively, reflecting openings, acquisitions, and closings. The decreases in EBITDA and operating income reflect difficult conditions in the music retailing industry and increased rental tape amortization cost compared with lower than normal amortization in 1995, partially offset by the revenue increase. Music stores recorded revenues of $132.9 million, EBITDA of ($2.1) million and operating loss of $7.9 million for the three months ended March 31, 1996 and revenues of 130.7 million, EBITDA of $7.1 million and operating income of $3.3 million for the three months ended March 31, 1995. The Theme Parks, begin full time operations during the second and third quarters and therefore, typically record the majority of revenues, EBITDA and operating income during those periods.

PUBLISHING (Education; Consumer; Business and Professional, Reference and International Groups)

Publishing is comprised of Simon & Schuster which includes imprints such as Simon & Schuster, Pocket Books, Prentice Hall and Macmillan Computer Publishing. Publishing typically has seasonally stronger operating results in the second half of the year. Revenues increased 4% to $389.0 million for the first quarter of 1996 from $375.0 million for the first quarter of 1995. EBITDA improved 12% to a loss of $9.1 million for the first quarter of 1996 from a loss of $10.3 million for the first quarter of 1995. Operating loss remained constant at $46.6 million for the first quarter of 1996 from a loss of $46.4 million for the first quarter of 1995. The revenue increase primarily reflects new releases from the Macmillan Computer Publishing group, and increased Higher Education frontlist sales. The improved EBITDA is primarily the result of increased revenues and lower operating expenses for the Higher Education group. Operating loss remained constant reflecting the improved EBITDA offset by increased depreciation expense.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CABLE TELEVISION (Cable Television Distribution Systems)

Cable Television revenues increased 10% to $116.7 million for the first quarter of 1996 from $106.0 million for the first quarter of 1995, primarily attributable to increased primary and pay-per-view revenues. EBITDA increased 8% to $45.6 million for the first quarter of 1996 from $42.3 million for the first quarter of 1995. Operating income increased 7% to $23.8 million for the first quarter of 1996 from $22.3 million for the first quarter of 1995. Primary revenues increased 9%, reflecting a 3% increase in average primary customers and a 6% increase in primary rates. Premium revenues increased 2%, reflecting a 5% increase in average premium units, partially offset by a 3% decrease for the average premium rates. Total revenues per primary customer per month increased 7% to $32.83 for the first quarter of 1996 from $30.77 for the first quarter of 1995. The increased EBITDA and operating income reflect the increased revenues, partially offset by increased operating and general and administrative expenses.

On July 24, 1995, Viacom announced a multi-step transaction which, if completed, would result in the split-off of its cable operations (see Note 2 of Notes to Consolidated Financial Statements.)


OTHER INCOME AND EXPENSE INFORMATION
- ------------------------------------

Corporate expenses
Corporate expenses including depreciation expense increased 22% to $46.5 million for the first quarter of 1996 from $38.2 million for the first quarter of 1995, principally reflecting the impact of executive severance expense in 1996.

Interest expense, net
Net interest expense increased 4% to $205.0 million for the first quarter of 1996 from $196.8 million for the first quarter of 1995, primarily reflecting the issuance, during 1995, of $1.6 billion of notes and debentures, partially offset by decreased bank borrowings. The Company had approximately $11.4 billion and $10.1 billion principal amount of debt outstanding (including current maturities) as of March 31, 1996, and March 31, 1995, respectively, at weighted average interest rates of 7.1% and 7.9%, respectively.

Other items, net
For 1995, "Other items, net" primarily reflects a gain of $26.9 million on the sale of marketable securities.

Provision for income taxes
The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The annual effective tax rates of 63% for 1996 and 61% for 1995 were both adversely affected by amortization of intangibles in excess of amounts which are deductible for tax purposes.

Equity in earnings of affiliates
"Equity in earnings of affiliated companies, net of tax" of $1.2 million for the first quarter of 1996 increased from $.8 million for the first quarter of 1995, primarily reflecting improved operating

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

results of USA Networks and United Cinemas International Multiplex B.V., partially offset by net losses from international start-up equity ventures.

Minority interest
Minority interest primarily represents the minority ownership of Spelling common stock.

Discontinued operations
Discontinued operations reflects the results of operations of MSG, which was sold March 10, 1995 (see Note 3 to Notes to Consolidated Financial Statements).

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

The Company was in compliance with all debt covenants and had satisfied all financial ratios and tests as of March 31, 1996 under the agreements and the Company expects to be in compliance and satisfy all such covenant ratios as may be applicable from time to time during 1996.

The Company's scheduled maturities of notes payable to banks and debentures through December 31, 2000, assuming full utilization of the credit agreements are $1.5 billion (1996), $251 million (1997), $1.0 billion (1998), $1.5 billion
(1999) and $1.3 billion (2000). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

The commitments of the Company for program license fees which are not reflected in the balance sheet as of March 31, 1996, estimated to aggregate approximately $2.3 billion, principally reflect commitments under SNI's exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Current assets decreased to $5.1 billion as of March 31, 1996 from $5.2 billion as of December 31, 1995, primarily reflecting normal operating activity. The allowance for doubtful accounts as a percentage of receivables was 6% as of March 31, 1996 and December 31, 1995. Property and equipment increased reflecting capital expenditures of $148.0 million and capitalized leases of $44.9 million primarily related to capital additions for new and existing video stores and additional construction and equipment upgrades for existing cable franchises and theme parks. Current liabilities decreased 15% to $3.5 billion as of March 31, 1996 from $4.1 billion as of December 31, 1995, reflecting the payment for a seasonally high level of Blockbuster videocassette purchases made in the prior quarter and payment of accrued compensation and other normal operating activity. Long-term debt, including current maturities, increased 6% to $11.4 billion as of March 31, 1996 from $10.8 billion as of December 31, 1995 reflecting the continued investment in and seasonality of the Company's businesses.

The Company expects to record the majority of its operating cash flows during the second half of the year due to the seasonality of the educational publishing business, the typical timing of major motion picture releases, the summer operation of its theme parks, the positive effect of the holiday season on advertising revenues and video store revenues, and the impact of the beginning of the broadcast television season on television production. Net cash flow from operating activities was negative $540.6 million for the three months ended March 31, 1996, versus negative $423.4 million for the three months ended March 31, 1995. Operating cash flows in both years reflect the payment for a seasonally high level of Blockbuster videocassette purchases made in the prior quarters. Net cash expenditures for investing activities of $262.4 million for the three months ended March 31, 1996, principally reflects capital expenditures, investments in international equity ventures and other acquisitions. Net cash flows from investing activities of $741.8 million for the three months ended March 31, 1995, principally reflects proceeds from the sale of MSG, partially offset by capital expenditures and other acquisitions. Financing activities principally reflect borrowings and repayments of debt under the credit agreements during each period presented.

CAPITAL STRUCTURE

The following table sets forth the Company's long-term debt, net of current portion as of March 31, 1996 and December 31, 1995:

                                           MARCH 31, 1996     DECEMBER 31, 1995
                                           --------------     -----------------
                                                      (In millions)
Notes payable to banks..............          $ 6,914.3           $  6,206.9
Senior debt.........................            2,483.2              2,482.8
Senior subordinated debt............              637.8                636.8
Subordinated debt...................              950.3                946.7
Obligations under capital leases....              452.3                421.9
Other notes.........................               11.6                 62.1
                                              ---------           ----------
                                               11,449.5             10,757.2
Less current portion................               50.0                 45.1
                                              ---------           ----------
                                              $11,399.5           $ 10,712.1
                                              =========           ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The notes and debentures are presented net of an aggregate unamortized discount of $176.1 million as of March 31, 1996 and $181.9 million as of December 31, 1995.

Debt, including the current portion, as a percentage of total capitalization of the Company was 48% at March 31, 1996 and 47% at December 31, 1995.

The Company enters into interest rate exchange agreements with off-balance sheet risk in order to reduce its exposure to changes in interest rates on its variable rate long-term debt. As of March 31, 1996, the Company and its subsidiaries had obtained interest rate protection agreements with respect to approximately $1.6 billion of indebtedness, which effectively change the Company's interest rate on variable rate borrowings to fixed interest rates. The maturities of the interest rate protection agreements are $1.0 billion during April 1996 and $600 million during March 1997.

The Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock and contingent value rights of Viacom and guarantees of such debt securities by Viacom International which may be issued for aggregate gross proceeds of $3.0 billion. The registration statement was declared effective on May 10, 1995. The net proceeds from the sale of the offered securities may be used by Viacom to repay, redeem, repurchase or satisfy its obligations in respect of its outstanding indebtedness or other securities; to make loans to its subsidiaries; for general corporate purposes; or for such other purposes as may be specified in the applicable Prospectus Supplement. To date, the Company issued $1.6 billion of notes and debentures and has $1.4 billion remaining availability under the shelf registration statement.

                        PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits.

      10 Supplemental Agreement, dated as of January 17, 1996, between Viacom Inc., Viacom International Inc. and Frank J. Biondi, Jr.

      11  Statement re Computation of Net Earnings Per Share.

      27  Financial Data Schedule.

(b)   Reports on Form 8-K for Viacom Inc.

Current Report on Form 8-K of Viacom Inc. filed on January 17, 1996 relating to the announcement of certain changes in the executive officers and Board of Directors.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    VIACOM INC.
                                            ------------------------------
                                                    (Registrant)



Date    May 15, 1996                       /s/ Sumner M. Redstone
     -------------------------             -------------------------------
                                           Sumner M. Redstone
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer




Date    May 15, 1996                       /s/ George S. Smith, Jr.
     -------------------------             -------------------------------
                                           George S. Smith, Jr.
                                           Senior Vice President,
                                           Chief Financial Officer

                              Exhibit Index


     10 Supplemental Agreement, dated as of January 17, 1996, between Viacom Inc., Viacom International Inc. and Frank J. Biondi, Jr.


     11  Statement re Computation of Net Earnings Per Share.

     27  Financial Data Schedule.