Form 10-Q
period 1996-06-30
VIACOM INC
filed 1996-08-14
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

                            Commission file number 1-9553


                                    VIACOM INC.
- --------------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)


        Delaware                                        04-2949533
- --------------------------------------------------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 identification No.)

      1515 Broadway, New York, New York                     10036
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code  (212) 258-6000
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No     .
                                      ---      ---
Number of shares of Common Stock Outstanding at July 31, 1996:

    Class A Common Stock, par value $.01 per share - 69,903,737

    Class B Common Stock, par value $.01 per share - 286,735,223

                             PART I - FINANCIAL INFORMATION
                             ------------------------------

 ITEM 1. FINANCIAL STATEMENTS.

 VIACOM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
 -------------------------------------
 (Unaudited; all amounts, except per share amounts, are in millions)

                                                                                   THREE MONTHS ENDED
                                                                                          JUNE 30,
                                                                              -----------------------------
                                                                                  1996            1995
                                                                              -----------     ------------
  Revenues ...........................................................       $  2,846.8       $  2,760.5

  Expenses:
     Operating........................................................          1,782.7          1,693.9
     Selling, general and administrative..............................            595.9            516.5
     Depreciation and amortization....................................            203.5            186.5
                                                                             ----------       ----------
          Total expenses..............................................          2,582.1          2,396.9
                                                                             ----------       ----------

 Operating income.....................................................            264.7            363.6

 Other income (expense):
     Interest expense, net............................................           (209.3)          (206.3)
     Other items, net.................................................              1.5             (1.2)
                                                                             ----------       ----------
 Earnings from continuing operations before income taxes..............             56.9            156.1

     Provision for income taxes.......................................            (33.4)          (102.3)
     Equity in loss of affiliated companies, net of tax...............             (4.9)           (15.3)
     Minority interest................................................              4.7              0.7
                                                                             ----------       ----------
 Net earnings from continuing operations..............................             23.3             39.2
     Earnings from discontinued operations, net of tax
     of $8.6 (1996) and $10.1 (1995) (Note 2).........................             17.8             13.8
                                                                             ----------       ----------
 Net earnings.........................................................             41.1             53.0
     Cumulative convertible preferred stock dividend requirement......            (15.0)           (15.0)
                                                                             ----------       ----------
 Net earnings attributable to common stock............................       $     26.1       $     38.0
                                                                             ==========       ==========

 Weighted average number of common shares and common share equivalents:
     Primary..........................................................            376.0            386.1
     Fully diluted....................................................            376.0            386.8

 Primary and fully diluted net earnings per common share:
     Net earnings from continuing operations..........................       $      .02       $      .06
     Net earnings.....................................................       $      .07       $      .10


                  See notes to consolidated financial statements.

 VIACOM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
 -------------------------------------
 (Unaudited; all amounts, except per share amounts, are in millions)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                -----------------------
                                                                                1996               1995
                                                                                ----               ----
  Revenues...............................................................    $  5,533.3         $  5,354.8

  Expenses:
     Operating...........................................................       3,469.2            3,358.5
     Selling, general and administrative.................................       1,148.0              972.7
     Depreciation and amortization.......................................         401.7              347.2
                                                                             ----------         ----------
          Total expenses.................................................       5,018.9            4,678.4
                                                                             ----------         ----------

 Operating income........................................................         514.4              676.4

 Other income (expense):
     Interest expense, net...............................................        (414.3)            (403.2)
     Other items, net....................................................           1.0               (0.6)
                                                                             ----------         -----------
 Earnings from continuing operations before income taxes.................         101.1              272.6

     Provision for income taxes..........................................         (62.7)            (181.0)
     Equity in loss of affiliated companies, net of tax..................          (3.6)             (14.4)
     Minority interest...................................................           5.8               (3.4)
                                                                             ----------          ----------
 Net earnings from continuing operations.................................          40.6               73.8
     Earnings from discontinued operations, net of tax of $21.5 (1996)
     and $35.5 (1995) (Note 2)...........................................          28.3               50.4
                                                                             ----------         ----------
 Net earnings............................................................          68.9              124.2
     Cumulative convertible preferred stock dividend requirement.........         (30.0)             (30.0)
                                                                             -----------        -----------
 Net earnings attributable to common stock...............................    $     38.9         $     94.2
                                                                             ==========         ==========

 Weighted average number of common shares and common share equivalents:
     Primary.............................................................         375.4              385.6
     Fully diluted.......................................................         375.5              386.2

 Primary and fully diluted net earnings per common share:
     Net earnings from continuing operations.............................    $      .03         $      .11
     Net earnings........................................................    $      .10         $      .24

                    See notes to consolidated financial statements.

 VIACOM INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 ---------------------------
 (Unaudited; all amounts, except per share amounts, are in millions)

                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    1996            1995
                                                                              ---------------    ------------
                                        ASSETS
   Current Assets:
         Cash and cash equivalents.........................................      $     274.7       $   464.1
         Receivables, less allowances of $134.5 (1996) and $126.0 (1995)...          1,966.2         1,872.4
         Inventory (Note 3)................................................          2,172.9         2,178.1
         Other current assets..............................................            810.6           684.4
         Net assets of discontinued operations (Note 2)....................            986.5              --
                                                                                 -----------    ------------
            Total current assets...........................................          6,210.9         5,199.0
                                                                                 -----------    ------------

   Property and equipment, at cost.........................................          3,523.3         3,974.7
         Less accumulated depreciation.....................................            605.7           756.8
                                                                                 -----------    ------------
            Net property and equipment.....................................          2,917.6         3,217.9
                                                                                 -----------    ------------
   Inventory (Note 3)......................................................          2,464.4         2,271.5
   Intangibles, at amortized cost..........................................         15,468.6        16,153.2
   Other assets............................................................          2,254.6         2,184.4
                                                                                 -----------    ------------
                                                                                 $  29,316.1    $   29,026.0
                                                                                 ===========    ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
         Accounts payable..................................................      $     486.5       $   788.8
         Accrued compensation..............................................            322.8           449.4
         Participants' share, residuals and royalties payable..............            761.3           798.2
         Current portion of long-term debt (Note 4)........................          1,554.2            45.1
         Other current liabilities.........................................          1,891.7         2,017.1
                                                                                 -----------    ------------
            Total current liabilities......................................          5,016.5         4,098.6
                                                                                 -----------    ------------
    Long-term debt.........................................................         10,079.4        10,712.1
    Other liabilities......................................................          2,030.6         2,121.5
    Commitments and contingencies (Note 5)

   Shareholders' Equity:
         Preferred Stock, par value $.01 per share; 200.0 shares
            authorized; 24.0 shares issued and outstanding.................          1,200.0         1,200.0
         Class A Common Stock, par value $.01 per share;
            200.0 shares authorized; 75.3 (1996) and 75.1 (1995)
            shares issued and outstanding..................................              0.8             0.8
         Class B Common Stock, par value $.01 per share;
            1,000.0 shares authorized; 296.6 (1996) and 294.6 (1995)
            shares issued and outstanding..................................              3.0             2.9
         Additional paid-in capital........................................         10,803.7        10,726.9
         Retained earnings.................................................            212.0           173.1
         Cumulative translation adjustment.................................            (29.9)           (9.9)
                                                                                 -----------    ------------
            Total shareholders' equity.....................................         12,189.6        12,093.8
                                                                                 -----------    ------------
                                                                                 $  29,316.1    $   29,026.0
                                                                                 ===========    ============

                           See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------
(Unaudited; all amounts are in millions)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------
                                                                            1996       1995
                                                                           ------     ------
OPERATING ACTIVITIES:
Net earnings ........................................................   $   68.9  $    124.2
Adjustments to reconcile net earnings to net cash flow from operating activities:
  Depreciation and amortization .....................................      401.7       387.6
  Distribution from affiliated companies ............................       34.5        42.4
  Gain on the sale of marketable securities .........................        --        (26.9)
  Change in operating assets and liabilities:
    Increase in receivables .........................................      (99.7)     (298.3)
    Increase in inventory and related programming liabilities, net ..     (265.3)      (98.3)
    Increase in pre-publication costs, net ..........................      (35.5)      (46.1)
    Increase in prepaid expenses and other current assets ...........     (122.8)     (124.5)
    Increase in unbilled receivables ................................      (56.8)      (61.0)
    Decrease in accounts payable and accrued expenses ...............     (483.3)     (444.4)
    Decrease in deferred income .....................................      (24.3)      (13.3)
    Other, net ......................................................       (8.3)      (80.2)
Change in net assets-discontinued operations ........................       15.6         --
                                                                         --------    --------
NET CASH FLOW FROM OPERATING ACTIVITIES .............................     (575.3)     (638.8)
                                                                         --------    --------
INVESTING ACTIVITIES:
  Capital expenditures ..............................................     (253.4)     (368.0)
  Capital expenditures - discontinued operations ....................      (52.4)        --
  Acquisitions, net of cash acquired ................................     (116.5)     (291.4)
  Proceeds from dispositions ........................................        3.4     1,127.1
  Investments in and advances to affiliated companies ...............      (39.6)      (48.5)
  Proceeds from sales of short-term investments .....................       70.3       212.7
  Purchases of short-term investments ...............................      (76.1)     (227.4)
  Other, net ........................................................        --         (6.1)
                                                                         --------    --------
NET CASH FLOW FROM INVESTING ACTIVITIES .............................     (464.3)      398.4
                                                                         --------    --------
FINANCING ACTIVITIES:
  Short-term borrowings from (repayments to) banks, net .............      886.0      (927.4)
  Proceeds from issuance of 7.75% Senior Notes ......................        --        990.4
  Proceeds from exercise of stock options and warrants ..............       68.8        65.2
  Repayments of other notes .........................................      (50.9)        --
  Deferred financing fees ...........................................        --        (10.8)
  Payments of Preferred Stock dividends .............................      (30.0)      (30.0)
  Other, net ........................................................      (23.7)       (9.7)
                                                                         --------    --------
NET CASH FLOW FROM FINANCING ACTIVITIES .............................      850.2        77.7
                                                                         --------    --------
  Net decrease in cash and cash equivalents .........................     (189.4)     (162.7)
  Cash and cash equivalents at beginning of the period ..............      464.1       597.7
                                                                         --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................   $  274.7   $   435.0
                                                                         --------    --------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash payments for interest, net of amounts capitalized ............   $  397.3  $    528.5
  Cash payments for income taxes ....................................       65.8       170.9

NON CASH INVESTING AND FINANCING:
  Property and equipment acquired under capitalized leases ..........       55.7       222.3

                       See notes to consolidated financial statements.

                               VIACOM INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

1) BASIS OF PRESENTATION

Viacom Inc. (the "Company") is a diversified entertainment and publishing company with operations in four segments: (i) Networks and Broadcasting, (ii) Entertainment, (iii) Video and Music/Theme Parks, and (iv) Publishing. The former Cable segment has been accounted for as a discontinued operation, and accordingly, its operating results and net assets have been separately disclosed in the consolidated financial statements.

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company's most recent annual report on Form 10-K. Prior year Statements of Operations have been restated to conform with the current discontinued operations presentation.

In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows of the Company for the periods presented. Certain previously reported amounts have been reclassified to conform with the current presentation.

During the second quarter of 1996, the Company announced its decision not to continue to pursue the sale of its interest in Spelling Entertainment Group Inc. ("Spelling"). The Company currently owns approximately 75% of Spelling's common stock.

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

2) DISCONTINUED OPERATIONS

On July 31, 1996, the Company completed the split-off of its wholly owned subsidiary, Viacom International Inc. ("VII"), which subsequently changed its name to TCI Pacific Communications, Inc. ("TCI Pacific"), pursuant to an exchange offer to the shareholders of the Company. VII was the beneficial owner of the Company's Cable systems. Prior to the split-off, VII entered into a $1.7 billion credit agreement, the proceeds of which were transferred to a wholly owned subsidiary of VII along with all of VII's non-cable assets and liabilities (other than its liability

                               VIACOM INC. AND SUBSIDIARIES

                 (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

with respect to the $1.7 billion credit agreement). After these transfers, VII distributed the stock of its subsidiary to the Company. Upon the consummation of the exchange offer, the Company's shareholders exchanged 15,356,960 shares (including 5,417,211 shares of Class A Common Stock and 9,939,749 shares of Class B Common Stock) for 6,257,961 Class A Common shares of TCI Pacific.

Immediately following the consummation of the exchange offer, a subsidiary of Tele-Communications, Inc. ("TCI") made a capital contribution of $350 million in cash to TCI Pacific in exchange for all of the Class B Common shares of TCI Pacific. As a result of TCI's capital contribution, the Class A Common shares of TCI Pacific were converted into shares of cumulative redeemable exchangeable preferred stock (the "Preferred Stock") having an annual dividend of 5% of its $100 par value. The Preferred Stock will be exchangeable after the fifth anniversary of issuance at the holder's option for TCI Class A Common Stock. As a result of these transactions the subsidiary of VII that was distributed to the Company changed its name to Viacom International Inc.

The split-off and related transactions enabled the Company to reduce its debt by $1.7 billion. In addition, the total number of outstanding Common shares of the Company was reduced by approximately 4.1%. The effects of the split-off and related transactions on the Company's results of operations, which will be recognized beginning in the third quarter, include a gain on the transaction and reductions in both interest expense and common shares outstanding.

On March 10, 1995, the Company sold Madison Square Garden Corporation, which included the Madison Square Garden Arena, The Paramount theater, the New York Knickerbockers, the New York Rangers and the Madison Square Garden Network (collectively "MSG") to a joint venture of ITT Corporation and Cablevision Systems Corporation for closing proceeds of $1.0 billion, representing the sale price of approximately $1.1 billion, less $66 million in working capital adjustments. MSG was acquired during 1994 by the Company as part of Paramount Communications Inc. with its book value recorded at fair value and therefore no gain was recorded on its sale. Proceeds from the sale of MSG and other dispositions were used to repay notes payable to banks.

                               VIACOM INC. AND SUBSIDIARIES

                 (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Summarized results of operations and financial position data of discontinued operations are as follows:

                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                           JUNE 30,                       JUNE 30,
                                     -------------------           --------------------
                                       1996         1995           1996        1995*
                                       ----         ----           ----        -----
RESULTS OF OPERATIONS:
Revenues.....................      $  120.1    $  110.0         $  236.9   $  307.5
Earnings from operations
      before income taxes....          26.4        24.5             49.8       86.6
Provision for income taxes...           8.6        10.1             21.5       35.5
Net earnings.................          17.8        13.8             28.3       50.4
Net earnings per
      common share...........           .05         .04              .07        .13

                                                                         JUNE 30, 1996
                                                                         -------------
FINANCIAL POSITION:
     Current assets............................................           $     17.5
     Net property and equipment................................                436.6
     Other assets..............................................                617.7
     Total liabilities.........................................                (85.3)
                                                                          ----------
     Net assets of former Cable segment........................           $    986.5
                                                                          ==========

*Results of operations include MSG for the period January 1 through March 9, 1995.

                               VIACOM INC. AND SUBSIDIARIES

                 (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

3) INVENTORIES

                                                             JUNE 30, 1996     DECEMBER 31, 1995
                                                             -------------     -----------------
Prerecorded music and videocassettes ................        $     462.6             $    474.8
Videocassette rental inventory.......................              560.0                  520.3
     Publishing:
     Finished goods..................................              339.2                  303.6
     Work in process.................................               32.8                   44.9
     Material and supplies...........................               19.0                   30.2
Other................................................              113.6                   87.9
                                                             -----------             ----------
                                                                 1,527.2                1,461.7

     Less current portion............................              910.6                  903.1
                                                             -----------             ----------

                                                             $     616.6             $    558.6
                                                             ===========             ==========
Theatrical and television inventory:
     Theatrical and television productions:
         Released....................................        $   1,622.4             $  1,612.1
         Completed, not released.....................               14.2                   52.5
         In process and other........................              414.9                  357.0
     Program rights..................................            1,058.6                  966.3
                                                             -----------             ----------
                                                                 3,110.1                2,987.9

     Less current portion............................            1,262.3                1,275.0
                                                             -----------             ----------

                                                             $   1,847.8             $  1,712.9
                                                             -----------             ----------

Total non-current inventory..........................        $   2,464.4             $  2,271.5
                                                             ===========             ==========

4) LONG-TERM DEBT

As of June 30, 1996, the Company's scheduled maturities of notes payable to banks and debentures through December 31, 2000, assuming full utilization of the credit agreements were $1.5 billion (1996, repaid July 31, 1996), $749 million
(1997), $1.0 billion (1998), $1.5 billion (1999) and $1.3 billion (2000). The
Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

As a result of the July 31, 1996 Cable split-off, the Company reduced its notes payables to banks by $1.7 billion, of which $1.5 billion represents a permanent reduction of its credit facility, maturing in 1996.

On May 10, 1996, a subsidiary of the Company entered into a $500 million 364-day film financing credit agreement, guaranteed by Viacom International Inc. and the Company.

                               VIACOM INC. AND SUBSIDIARIES

                 (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


5) COMMITMENTS AND CONTINGENCIES

The commitments of the Company for program license fees which are not reflected in the balance sheet as of June 30, 1996 estimated to aggregate approximately $2.2 billion, principally reflect commitments under Showtime Networks Inc.'s ("SNI's") exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

6) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated annual effective tax rate of 62.0% for 1996 and the annual effective tax rate of 66.4%, restated to reflect the current discontinued operations presentation for 1995, were both adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes.

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

                               VIACOM INC. AND SUBSIDIARIES

                 (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED JUNE 30, 1996
                                          ----------------------------------------------------------------
                                                                       NON-                         THE
                                            VIACOM       VIACOM      GUARANTOR                    COMPANY
                                             INC.     INTERNATIONAL AFFILIATES  ELIMINATIONS   CONSOLIDATED
                                             ----     ------------- ----------  ------------   ------------
 Revenues................................ $    956.8   $    276.2   $  1,621.5     $  (7.7)    $  2,846.8

  Expenses:
    Operating............................      724.2         90.0        976.2        (7.7)       1,782.7
    Selling, general and administrative..       96.0        117.4        382.5        --            595.9
    Depreciation and amortization........       91.2         15.6         96.7        --            203.5
                                          ----------   ----------   ----------    --------      ---------
         Total expenses..................      911.4        223.0      1,455.4        (7.7)       2,582.1
                                          ----------   ----------   ----------    --------      ---------

 Operating income........................       45.4         53.2        166.1        --            264.7

 Other income (expense):
    Interest expense, net................     (167.3)       (32.7)        (9.3)       --           (209.3)
    Other items, net.....................        0.2         (3.0)         4.3        --              1.5
                                          ----------   ----------   ----------    --------      ---------
 Earnings (loss) from continuing
    operations before income taxes.......     (121.7)        17.5        161.1        --             56.9
    Benefit (provision) for income taxes.       90.4         (2.7)      (121.1)       --            (33.4)
    Equity in earnings (loss) of
    affiliated companies, net of tax.....       68.0         54.6         17.5      (145.0)          (4.9)
    Minority interest....................        4.4         (0.4)         0.7        --              4.7
                                          ----------   ----------   ----------    --------      ---------
 Net earnings from continuing operations..      41.1         69.0         58.2      (145.0)          23.3
    Earnings from discontinued
    operations, net of tax...............        --           --          17.8        --             17.8
                                          ---------    ----------   ----------    --------      ---------
 Net earnings............................       41.1         69.0         76.0      (145.0)          41.1
    Cumulative convertible preferred
      stock dividend requirement.........      (15.0)         --            --        --            (15.0)
                                          -----------  ----------   ----------    --------      ---------
 Net earnings attributable to
    common stock.........................  $    26.1    $    69.0   $     76.0    $ (145.0)     $    26.1
                                          ==========   ==========   ==========    ========      =========

                               VIACOM INC. AND SUBSIDIARIES

                 (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              SIX MONTHS ENDED JUNE 30, 1996
                                            ----------------------------------------------------------------
                                                                       NON-                         THE
                                            VIACOM       VIACOM      GUARANTOR                    COMPANY
                                             INC.     INTERNATIONAL AFFILIATES  ELIMINATIONS   CONSOLIDATED
                                          ----------  ------------- ----------  ------------   ------------
 Revenues................................ $  1,964.1   $    531.0   $  3,048.9     $ (10.7)    $  5,533.3

  Expenses:
    Operating............................    1,452.9        179.0      1,848.0       (10.7)       3,469.2
    Selling, general and administrative        184.2        236.6        727.2          --        1,148.0
    Depreciation and amortization........      179.4         29.7        192.6          --          401.7
                                          ----------   ----------   ----------   ---------     ----------
         Total expenses..................    1,816.5        445.3      2,767.8       (10.7)       5,018.9
                                          ----------   ----------   ----------   ----------    ----------

 Operating income........................      147.6         85.7        281.1          --          514.4

 Other income (expense):
    Interest expense, net................     (334.7)       (63.2)       (16.4)         --         (414.3)
    Other items, net.....................        0.2         (3.1)         3.9          --            1.0
                                          ----------   -----------  ----------   ----------    ----------
 Earnings (loss) from continuing
    operations before income taxes.......     (186.9)        19.4        268.6          --          101.1
    Benefit (provision) for income taxes..     132.7         (4.1)      (191.3)         --          (62.7)
    Equity in earnings (loss) of
    affiliated companies, net of tax.....      117.7        104.8         23.7       (249.8)         (3.6)
    Minority interest....................        5.4         (0.7)         1.1          --            5.8
                                          ----------   -----------  ----------   ----------    ----------
 Net earnings from continuing operations..      68.9        119.4        102.1       (249.8)         40.6
    Earnings from discontinued
    operations, net of tax...............        --            --         28.3          --           28.3
                                          ----------    ----------  ----------   ----------    ----------
 Net earnings............................       68.9        119.4        130.4       (249.8)         68.9
    Cumulative convertible preferred
      stock dividend requirement.........      (30.0)          --           --          --          (30.0)
                                          ----------    ---------   ----------   ----------    ----------
 Net earnings attributable to
    common stock.........................  $    38.9    $   119.4   $    130.4    $  (249.8)   $     38.9
                                          ==========    ==========  ==========     =========   ==========

                                    VIACOM INC. AND SUBSIDIARIES

                        (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED JUNE 30, 1995
                                           ------------------------------------------------------------
                                                                      NON-                     THE
                                           VIACOM       VIACOM     GUARANTOR                 COMPANY
                                            INC.     INTERNATIONAL AFFILIATES ELIMINATIONS CONSOLIDATED
                                           ------    ------------- ---------- ------------ ------------
 Revenues................................$   817.4   $   221.8     $ 1,725.1  $      (3.8)  $ 2,760.5

  Expenses:
    Operating............................    532.6        70.6       1,094.5         (3.8)    1,693.9
    Selling, general and administrative..     86.9        99.7         329.9          --        516.5
    Depreciation and amortization........     77.9        10.0          98.6          --        186.5
                                         ---------   ---------    ----------  -----------   ---------

         Total expenses..................    697.4       180.3       1,523.0         (3.8)    2,396.9
                                         ---------   ---------    ----------  ------------  ---------

 Operating income........................    120.0        41.5         202.1          --        363.6

 Other income (expense):
    Interest expense, net................   (176.9)      (23.6)         (5.8)         --       (206.3)
    Other items, net.....................     (0.3)       (0.2)         (0.7)         --         (1.2)
                                         ----------  ----------   ----------- -----------   ----------
 Earnings (loss) from continuing
    operations before income taxes.......    (57.2)       17.7         195.6          --        156.1
    Benefit (provision) for income taxes.      7.4        (5.8)       (103.9)         --       (102.3)
    Equity in earnings (loss) of
    affiliated companies, net of tax.....    102.1       110.4          22.3       (250.1)      (15.3)
    Minority interest....................      0.7          --           --           --          0.7
                                         ---------   ---------    ---------   -----------   ---------
 Net earnings from continuing operations.     53.0       122.3         114.0       (250.1)       39.2
    Earnings from discontinued
      operations, net of tax ............      --           --          13.8          --         13.8
                                         --------    ---------    ----------  -----------   ---------

 Net earnings............................     53.0       122.3         127.8       (250.1)       53.0
    Cumulative convertible preferred
      stock dividend requirement.........    (15.0)         --           --           --        (15.0)
                                         ----------  ----------------------   -----------   ---------

 Net earnings attributable to
    common stock ........................$    38.0   $   122.3    $    127.8  $    (250.1)  $    38.0
                                         =========   =========    ==========  ============  =========

                                     -13-

                               VIACOM INC. AND SUBSIDIARIES

                 (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                        Six Months Ended June 30, 1995
                                           ------------------------------------------------------------
                                                                      Non-                     The
                                           Viacom       Viacom     Guarantor                 Company
                                            Inc.     International Affiliates Eliminations Consolidated
                                           ------    ------------- ---------- ------------ ------------
 Revenues................................$ 1,705.9   $   418.1    $  3,236.1  $      (5.3)  $ 5,354.8

  Expenses:
    Operating............................  1,116.0       134.5       2,113.3         (5.3)    3,358.5
    Selling, general and administrative..    147.8       195.0         629.9          --        972.7
    Depreciation and amortization........    144.2        19.8         183.2          --        347.2
                                         ----------  ---------     ---------  -----------   ---------
         Total expenses..................  1,408.0       349.3       2,926.4         (5.3)    4,678.4
                                         ----------  ---------     ---------  -----------   ---------

 Operating income........................    297.9        68.8         309.7          --        676.4

 Other income (expense):
    Interest expense, net................   (344.8)      (46.4)        (12.0)         --       (403.2)
    Other items, net.....................       --        27.3         (27.9)         --         (0.6)
                                         ----------  ---------     ---------  -----------   ---------
 Earnings (loss) from continuing
    operations before income taxes.......    (46.9)       49.7         269.8          --        272.6
    Benefit (provision) for income taxes.      6.1       (16.4)       (170.7)         --       (181.0)
    Equity in earnings (loss) of
    affiliated companies, net of tax.....    168.4       155.3          24.4       (362.5)      (14.4)
    Minority interest....................     (3.4)         --           --           --         (3.4)
                                         ----------  ---------     ---------  -----------   ---------
 Net earnings from continuing operations.    124.2       188.6         123.5       (362.5)       73.8
    Earnings from discontinued
      operations, net of tax ............       --          --          50.4          --         50.4
                                         ----------  ---------     ---------  -----------   ---------
 Net earnings............................    124.2       188.6         173.9       (362.5)      124.2
    Cumulative convertible preferred
      stock dividend requirement.........    (30.0)       --             --            --       (30.0)
                                         ----------  ---------     ---------  -----------   ---------
 Net earnings attributable to
     common stock ....................... $   94.2     $ 188.6    $    173.9  $    (362.5)  $    94.2
                                         ==========  =========     =========  ===========   =========

                               VIACOM INC. AND SUBSIDIARIES

                 (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                      June 30, 1996
                                           ------------------------------------------------------------
                                                                      Non-                     The
                                           Viacom       Viacom     Guarantor                 Company
                                            Inc.     International Affiliates Eliminations Consolidated
                                           ------    ------------- ---------- ------------ ------------
Assets
Current Assets:
     Cash and cash equivalents .....   $      84.4  $     126.9  $      63.4  $        --  $     274.7
     Receivables, net ..............         246.2        246.1      1,499.5        (25.6)     1,966.2
     Inventory .....................         663.8        117.3      1,391.8           --      2,172.9
     Other current assets ..........          63.3        124.0        623.3           --        810.6
     Net assets of discontinued
        operations .................            --           --        986.5           --        986.5
                                       -----------  -----------  -----------  -----------  -----------
        Total current assets .......       1,057.7        614.3      4,564.5        (25.6)     6,210.9
                                       -----------  -----------  -----------  -----------  -----------
Property and equipment .............       1,271.0        342.4      1,909.9           --      3,523.3
     Less accumulated depreciation .         222.4         80.9        302.4           --        605.7
                                       -----------  -----------  -----------  -----------  -----------
       Net property and equipment ..       1,048.6        261.5      1,607.5           --      2,917.6
                                       -----------  -----------  -----------  -----------  -----------

Inventory ..........................         812.7        212.1      1,439.6           --      2,464.4
Intangibles, at amortized cost .....       7,059.2        547.9      7,861.5           --     15,468.6
Investments in consolidated
   subsidiaries ....................       2,561.5     11,474.0           --    (14,035.5)          --
Other assets .......................         236.1        363.0      1,996.0       (340.5)     2,254.6
                                       -----------  -----------  -----------  -----------  -----------
                                       $  12,775.8  $  13,472.8  $  17,469.1  $ (14,401.6)    29,316.1
                                       ===========  ===========  ===========  ===========  ===========
Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable ...............   $     149.2  $      29.7  $     311.2  $      (3.6) $     486.5
    Accrued compensation ...........          41.4         80.7        200.0           .7        322.8
    Participants' share, residuals
      and royalties payable ........         108.1           --        653.2           --        761.3
    Current portion of
      long-term debt ...............       1,528.9          4.5         20.8           --      1,554.2
    Other current liabilities ......          68.6      1,344.8      1,035.7       (557.4)     1,891.7
                                       -----------  -----------  -----------  -----------  -----------
      Total current liabilities ....       1,896.2      1,459.7      2,220.9       (560.3)     5,016.5
                                       -----------  -----------  -----------  -----------  -----------

Long-term debt .....................       7,573.4      2,101.2        571.2       (166.4)    10,079.4
Other liabilities ..................     (11,417.1)      (661.8)    12,263.9      1,845.6      2,030.6

Shareholders' equity:
    Preferred Stock ................       1,200.0           --           --           --      1,200.0
    Common Stock ...................           3.8        128.5        701.0       (829.5)         3.8
    Additional paid-in capital .....      10,803.7      8,585.0      1,102.7     (9,687.7)    10,803.7
    Retained earnings ..............       2,752.1      1,825.8        637.4     (5,003.3)       212.0
    Cumulative translation
      adjustment ...................         (36.3)        34.4        (28.0)          --        (29.9)
                                       -----------  -----------  -----------  -----------  -----------
          Total shareholders'
            equity .................      14,723.3     10,573.7      2,413.1    (15,520.5)    12,189.6
                                       -----------  -----------  -----------  -----------  -----------
                                       $  12,775.8  $  13,472.8  $  17,469.1  $ (14,401.6)    29,316.1
                                       ===========  ===========  ===========  ===========  ===========

                               VIACOM INC. AND SUBSIDIARIES

                 (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                   December 31, 1995
                                           ------------------------------------------------------------
                                                                      Non-                     The
                                           Viacom       Viacom     Guarantor                 Company
                                            Inc.     International Affiliates Eliminations Consolidated
                                           ------    ------------- ---------- ------------ ------------
Assets
Current Assets:
     Cash and cash equivalents ......     $   176.2   $    223.3   $   64.6   $      --    $  464.1
     Receivables, net ...............         259.4        267.7    1,366.8       (21.5)    1,872.4
     Inventory ......................         736.5        102.3    1,339.3          --     2,178.1
     Other current assets ...........          44.6        103.3      544.1        (7.6)      684.4
                                           --------    ---------  ---------    ---------   --------
        Total current assets ........       1,216.7        696.6    3,314.8       (29.1)    5,199.0
                                           --------    ---------  ---------    ---------   --------
Property and equipment ..............       1,132.9        280.2    2,561.6          --     3,974.7
     Less accumulated depreciation ..         141.5         55.9      559.4          --       756.8
                                           --------    ---------  ---------    ---------   --------
       Net property and equipment ...         991.4        224.3    2,002.2          --     3,217.9
                                           --------    ---------  ---------    ---------   --------
Inventory ...........................         682.0        182.2    1,407.3          --     2,271.5
Intangibles, at amortized cost ......       7,118.3        557.5    8,477.4          --    16,153.2
Investments in consolidated
   subsidiaries .....................       1,943.5     11,295.9         --   (13,239.4)         --
Other assets ........................         237.3        314.6    1,982.8      (350.3)    2,184.4
                                           --------    ---------  ---------    ---------   --------
                                        $  12,189.2   $ 13,271.1 $ 17,184.5  $(13,618.8)   29,026.0
                                           ========   ========== ==========  ===========   ========

Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable ................   $     339.4  $      44.2  $   411.7  $     (6.5)  $   788.8
    Accrued compensation ............          47.5        145.7      256.2          --       449.4
    Participants' share,
      residuals and royalties payable          87.3           --      710.9          --       798.2
    Current portion of long-term debt          25.2          1.5       18.4          --        45.1
    Other current liabilities .......         563.7        381.6    1,100.3       (28.5)    2,017.1
                                           --------    ---------  ---------    ---------   --------
      Total current liabilities .....       1,063.1        573.0    2,497.5       (35.0)    4,098.6
                                           --------    ---------  ---------    ---------   --------
Long-term debt ......................       8,705.1      1,595.2      592.2      (180.4)   10,712.1
Other liabilities ...................     (10,468.5)     1,152.1   11,799.7      (361.8)    2,121.5

Shareholders' equity:
    Preferred Stock .................       1,200.0           --         --          --     1,200.0
    Common Stock ....................           3.7        212.0      722.4      (934.4)        3.7
    Additional paid-in capital ......      10,726.9      8,544.4    1,052.7    (9,597.1)   10,726.9
    Retained earnings ...............         976.8      1,171.1      535.3    (2,510.1)      173.1
    Cumulative translation adjustment         (17.9)        23.3      (15.3)         --        (9.9)
                                           --------    ---------  ---------    ---------   --------
          Total shareholders' equity       12,889.5      9,950.8    2,295.1   (13,041.6)   12,093.8
                                           --------    ---------  ---------    ---------   --------
                                        $  12,189.2  $  13,271.1  $17,184.5 $ (13,618.8)   29,026.0
                                           ========    =========  ========= ============   ========

                               VIACOM INC. AND SUBSIDIARIES

                 (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                         Six Months Ended June 30, 1996
                                         ------------------------------------------------------------
                                                                    Non-                   The
                                         Viacom     Viacom     Guarantor                 Company
                                          Inc.   International Affiliates Eliminations Consolidated
                                         ------  ------------- ---------- ------------ ------------
Net cash flow from operating
   activities .......................   $ (122.6) $  (54.6)   $ (398.1)   $     --     $ (575.3)
                                        --------  --------    --------    --------     --------
Investing Activities:
  Capital expenditures ..............     (126.5)    (49.8)      (77.1)         --       (253.4)
  Capital expenditures-discontinued
     operations .....................         --        --       (52.4)         --        (52.4)
  Acquisitions, net of
    cash acquired ...................      (50.2)       --       (66.3)         --       (116.5)
  Proceeds from dispositions ........         --        --         3.4          --          3.4
  Investments in and advances to
     affiliated companies ...........       (7.6)    (13.9)      (18.1)         --        (39.6)
  Proceeds from sale of
     short-term investments .........         --      70.3          --          --         70.3
  Purchases of short-term
     investments ....................         --     (76.1)         --          --        (76.1)
                                        --------  --------    --------    --------     --------
Net cash flow from investing
     activities .....................     (184.3)    (69.5)     (210.5)         --       (464.3)
                                        --------  --------    --------    --------     --------
Financing Activities:
  Short-term borrowings from
    banks, net ......................      360.4     500.0        25.6          --        886.0
  Proceeds from exercise of
    stock options and warrants ......       68.8        --          --          --         68.8
  Repayment of other notes ..........         --     (12.0)      (38.9)         --        (50.9)
  Increase (decrease) in intercompany
    payables ........................     (170.6)   (459.6)      630.2          --           --
  Payment of Preferred Stock
    dividends .......................      (30.0)       --          --          --        (30.0)
  Other, net ........................      (13.5)      (.7)       (9.5)         --        (23.7)
                                        --------  --------    --------    --------     --------
Net cash flow from financing
  activities ........................      215.1      27.7       607.4          --        850.2
                                        --------  --------    --------    --------     --------
  Net decrease in cash and cash
    equivalents .....................      (91.8)    (96.4)       (1.2)         --       (189.4)
  Cash and cash equivalents at
    beginning of period .............      176.2     223.3        64.6          --        464.1
                                        --------  --------    --------    --------     --------
Cash and cash equivalents at
    end of period ...................   $   84.4  $  126.9    $   63.4    $     --     $  274.7
                                        ========  ========    ========    ========     ========

                               VIACOM INC. AND SUBSIDIARIES

                 (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                          Six Months Ended June 30, 1995
                                             ------------------------------------------------------------
                                                                        Non-                     The
                                             Viacom       Viacom     Guarantor                 Company
                                              Inc.     International Affiliates Eliminations Consolidated
                                             ------    ------------- ---------- ------------ ------------
Net cash flow from operating activities ..   $ (633.5)       83.4    $ (127.3)       38.6    $   (638.8)
                                             --------     -------    --------     -------    ----------
Investing Activities:
   Capital expenditures ..................     (178.8)      (49.3)     (139.9)         --        (368.0)
   Acquisitions, net of cash acquired ....     (123.7)         --      (167.7)         --        (291.4)
   Proceeds from dispositions ............         --     1,036.1        91.0          --       1,127.1
   Investments in and advances to
     affiliated companies ................         --       (33.4)      (15.1)         --         (48.5)
   Proceeds from sale of short-term
     investments .........................         --       212.7        --            --         212.7
   Purchases of short-term investments ...         --      (227.4)       --            --        (227.4)
   Other, net ............................        9.5          --       (15.6)         --          (6.1)
                                             --------     -------    --------     -------    ----------
Net cash flow from investing activities ..     (293.0)      938.7      (247.3)         --         398.4
                                             --------     -------    --------     -------    ----------

Financing Activities:
   Short-term borrowings from (repayments)
     to banks, net .......................     (931.4)         --         4.0          --        (927.4)
   Proceeds from issuance of 7.75%
     senior notes ........................      990.4          --          --          --         990.4
   Proceeds from exercise of stock options
     and warrants ........................       65.2          --          --          --          65.2
   Deferred financing fees ...............      (10.8)         --          --          --         (10.8)
   Payment of Preferred Stock dividends ..      (30.0)         --          --          --         (30.0)
   Increase (decrease) in intercompany
     payables ............................      840.0      (849.2)       47.8       (38.6)           --
   Other, net ............................         --        (4.9)       (4.8)         --          (9.7)
                                             --------     -------    --------     -------    ----------
Net cash flow from financing activities ..      923.4      (854.1)       47.0       (38.6)         77.7
                                             --------     -------    --------     -------    ----------
   Net increase (decrease) in cash and
     cash equivalents ....................       (3.1)      168.0      (327.6)         --        (162.7)
   Cash and cash equivalents at beginning
     of period ...........................      135.6        63.4       398.7          --         597.7
                                             --------     -------    --------     -------    ----------
Cash and cash equivalents at end
  of period ..............................   $  132.5    $  231.4    $   71.1     $    --    $    435.0
                                             ========    ========    ========    ========    ==========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Management's discussion and analysis of the combined results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes.

The following tables set forth revenues and operating income by business segment, for the three months and the six months ended June 30, 1996 and 1995. Results for each period presented exclude contributions from the former Cable segment, which are reported separately as discontinued operations.

                                           Three months ended    Percent    Six months ended       Percent
                                                June 30,         Change         June 30,           Change
                                           -------------------   -------   -----------------       ------
                                          1996           1995                 1996         1995
                                          ----           ----                 ----         ----
                                             (In millions)                       (In millions)
Revenues:
Networks and Broadcasting ........   $    592.6  $    528.0        12%    $  1,134.8  $    985.2       15%
Entertainment ....................        784.5       935.3       (16)       1,704.5     2,006.9      (15)
Video and Music/
        Theme Parks ..............        960.9       813.9        18        1,807.7     1,508.8       20
Publishing .......................        516.5       490.5         5          905.5       865.5        5
Intercompany .....................         (7.7)       (7.2)       (7)         (19.2)      (11.6)     (66)
                                     ----------  ----------               ----------  ----------
        Total ....................   $  2,846.8  $  2,760.5         3     $  5,533.3  $  5,354.8        3
                                     ==========  ==========               ==========  ==========
Operating income (loss): (a)
Networks and Broadcasting ........   $    152.2  $    146.2         4%    $    269.8  $    246.7        9%
Entertainment ....................         58.4       115.1       (49)         186.8       270.2      (31)
Video and Music/
        Theme Parks ..............         72.7       117.0       (38)         169.5       258.8      (35)
Publishing .......................         14.7        20.7       (29)         (31.9)      (25.7)     (24)
Corporate ........................        (33.3)      (35.4)        6          (79.8)      (73.6)      (8)
                                     ----------  ----------               ----------  ----------
        Total ....................   $    264.7  $    363.6       (27)    $    514.4  $    676.4      (24)
                                     ==========  ==========               ==========  ==========


(a) Operating income is defined as net earnings before discontinued operations, minority interest, equity in earnings (loss) of affiliated companies (net of tax), provision for income taxes, other items (net), and interest expense.

                             Management's Discussion and Analysis of

                          Results of Operations and Financial Condition

EBITDA

The following table sets forth EBITDA (defined as operating income (loss) before depreciation and amortization) for the three months and six months ended June 30, 1996 and 1995. EBITDA does not reflect the effect of significant amounts of amortization of goodwill related to business combinations accounted for under the purchase method. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

                                      Three months ended        Percent     Six months ended    Percent
                                          June 30,               Change         June 30,         Change
                                      -------------------       --------    -----------------   -------
                                     1996           1995                     1996         1995
                                     ----           ----                     ----         ----
                                        (In millions)                           (In millions)
EBITDA:
Networks and Broadcasting...... $  184.0       $   173.9            6%    $   332.3  $    299.5      11%
Entertainment..................     94.0           148.1          (37)        257.4       337.9     (24)
Video and Music/
        Theme Parks............    167.7           204.7          (18)        357.0       409.9     (13)
Publishing.....................     52.7            57.1           (8)         43.6        46.8      (7)
Corporate......................    (30.2)          (33.7)          10         (74.2)      (70.5)     (5)
                                --------       ---------                  ---------  ----------
        Total.................. $  468.2       $   550.1          (15)    $   916.1  $  1,023.6     (11)
                                ========       =========                  =========  ==========

RESULTS OF OPERATIONS
- ---------------------

Revenues increased 3% to $2.85 billion for the second quarter of 1996 from $2.76 billion for the second quarter of 1995. EBITDA decreased 15% to $468.2 million for the second quarter of 1996 from $550.1 million for the second quarter of 1995. Operating income decreased 27% to $264.7 million for the second quarter of 1996 from $363.6 million for the second quarter of 1995.

Revenues increased 3% to $5.53 billion for the six months ended June 30, 1996 from $5.35 billion for the six months ended June 30, 1995. EBITDA decreased 11% to $916.1 million for the six months ended June 30, 1996 from $1.02 billion for the six months ended June 30, 1995. Operating income decreased 24% to $514.4 million for the six months ended June 30, 1996 from $676.4 million for the six months ended June 30, 1995.

                             Management's Discussion and Analysis of

                          Results of Operations and Financial Condition


Segment Results of Operations
- -----------------------------

Networks and Broadcasting (Basic Cable and Premium Subscription Television Program Services, Television and Radio Stations)


                                      Three months ended        Percent     Six months ended        Percent
                                          June 30,               Change         June 30,            Change
                                      -------------------       --------    --------------------    ------
                                     1996           1995                     1996           1995
                                     ----           ----                     ----           ----
                                        (In millions)                           (In millions)
Revenues .........................   $   592.6 $   528.0            12%     $  1,134.8   $   985.2   15%
Operating Income .................   $   152.2 $   146.2             4      $    269.8   $   246.7    9
EBITDA ...........................   $   184.0 $   173.9             6      $    332.3   $   299.5   11

The Networks and Broadcasting segment is comprised of MTV Networks ("MTVN"), basic cable television program services; Showtime Networks Inc. ("SNI"), premium subscription television program services; television stations and radio stations. For the second quarter of 1996, MTVN revenues of $288.5 million, EBITDA of $110.8 million and operating income of $95.5 million increased 22%, 18% and 17%, respectively, over the same three month period last year. For the six months ended June 30, 1996, MTVN revenues of $552.5 million, EBITDA of $204.3 million and operating income of $174.9 million increased 25%, 19% and 18%, respectively, over the same six month period last year. The increase in MTVN revenues principally reflects higher advertising and affiliate revenues due principally to rate increases. MTVN EBITDA and operating income gains were driven by the increased advertising and affiliate revenues partially offset by start-up costs of Nick at Nite's TV Land, increased expenses associated with international expansion and higher production expenses. SNI revenues, EBITDA, and operating income increased 8%, 33% and 42% for the second quarter, respectively, and 9%, 37% and 43% for the six months ended June 30, 1996, respectively, over the same prior year periods. Such increases are principally due to an increase of approximately 1.0 million subscribers, reflecting the continued growth of direct broadcasting satellite subscribers, partially offset by higher programming expenses. SNI served a total of 15.2 million subscribers at June 30, 1996. For the second quarter of 1996, Television and Radio revenues, EBITDA and operating income decreased 2%, 11% and 14%, respectively, while for the six months then ended revenues increased 3% and EBITDA and operating income decreased 3% and 6%, versus the prior year, respectively, reflecting the impact of acquisitions and dispositions. On a same station basis, Television and Radio revenues, EBITDA, and operating income increased 7%, 11% and 13%, respectively, for the second quarter, and 7%, 8% and 10%, for the six months ended June 30, 1996, respectively, over the same prior year periods.

                             Management's Discussion and Analysis of

                          Results of Operations and Financial Condition


Entertainment (Motion Pictures and Television Programming, Movie Theaters, and New Media and Interactive Services)

                                      Three months ended        Percent         Six months ended    Percent
                                          June 30                Change             June 30,         Change
                                      -------------------       --------        -----------------   -------
                                     1996           1995                         1996         1995
                                     ----           ----                         ----         ----
                                        (In millions)                               (In millions)
Revenues                          $  784.5        $  935.3       (16)%           $1,704.5   $2,006.9   (15)%
Operating Income                  $   58.4        $  115.1       (49)            $  186.8   $  270.2   (31)
EBITDA                            $   94.0        $  148.1       (37)            $  257.4   $  337.9   (24)

The Entertainment segment is principally comprised of Paramount Pictures, Paramount Television, Spelling Entertainment Group Inc. ("Spelling") and the former Viacom Entertainment. The 1996 revenue contributions from Paramount Pictures' Mission Impossible and Primal Fear did not match the stronger foreign theatrical and home video performance of Paramount Pictures' Forrest Gump for the three and six month period ended June 30, 1995 and the sale of certain television series syndication rights in 1995. The results of operations for the six months ended June 30, 1996 include $100 million of EBITDA and operating income attributable to Viacom's strategic alliance with Kirch Group, the German media group. The six month comparisons also reflect, in 1995, $250 million of revenues and $68.0 million of EBITDA and operating income resulting from the conforming of accounting policies pertaining to the television programming libraries of Viacom Entertainment, Spelling and Paramount. Entertainment operating results for the second quarter of 1996 were affected adversely by the disappointing box office of Paramount Pictures' The Phantom; as well as softness in the direct-to-video and interactive game markets; and a significant amount of production funding which resulted in Spelling incurring a loss and lower revenues for the second quarter of 1996 as compared to a positive EBITDA contribution in 1995.

During the second quarter of 1996, the Company announced its decision not to continue to pursue the sale of its interest in Spelling Entertainment Group Inc. ("Spelling"). The Company currently owns approximately 75% of Spelling's common stock.

Video and Music/Theme Parks (Home Video and Music Retailing/Theme Parks)


                                      Three months ended        Percent         Six months ended    Percent
                                          June 30                Change             June 30,         Change
                                      -------------------       --------        -----------------   -------
                                     1996           1995                         1996         1995
                                     ----           ----                         ----         ----
                                        (In millions)                               (In millions)
Revenues                         $  960.9        $  813.9        18%          $1,807.7      $1,508.8    20%
Operating Income                 $   72.7        $  117.0       (38)          $  169.5      $  258.8   (35)
EBITDA                           $  167.7        $  204.7       (18)          $  357.0      $  409.9   (13)

                             Management's Discussion and Analysis of

                          Results of Operations and Financial Condition

The Video and Music/Theme Parks segment is comprised principally of Blockbuster Video and Music, and Paramount Parks. The revenue increases for the quarter and six months ended June 30, 1996 reflect the increased number of Company-owned video stores in operation in 1996 as compared to 1995 and a 7% increase in worldwide same-store sales. Blockbuster Video ended the quarter with 4,795 stores, a net increase of 632 stores from June 30, 1995. The decreases in EBITDA and operating income reflect difficult conditions in the music retailing industry and increased rental tape amortization cost compared with lower than normal amortization in 1995, partially offset by the revenue increase. Music stores revenues of $139.7 million and $272.6 million for the second quarter and six months ended June 30, 1996 increased 10% and 6%, respectively, over the comparable prior year periods. Music stores posted a small EBITDA loss in the second quarter and for the six months ended June 30, 1996 as compared to contributing positive EBITDA in the respective periods last year. Music stores recorded operating losses of $11.4 million and $19.2 million for the three and six month periods as compared to operating income of $.7 million and $4.0 million for the prior periods in 1995. For the second quarter of 1996, Theme Parks revenues and operating income increased $2.1 million and $4.5 million, respectively, while EBITDA decreased $.3 million. For the six months ended June 30, 1996, Theme Parks revenues increased $3.3 million, EBITDA increased $1.0 million and operating income decreased $2.0 million, reflecting increased attendance partially offset by increased operating expenses.

Publishing (Education; Consumer; Business and Professional, Reference and International Groups)

                                      Three months ended       Percent      Six months ended    Percent
                                          June 30               Change          June 30,         Change
                                      -------------------      --------     -----------------   -------
                                     1996           1995                     1996         1995
                                     ----           ----                     ----         ----
                                        (In millions)                           (In millions)
Revenues                          $  516.5       $  490.5        5%        $  905.5     $  865.5     5%
Operating Income                  $   14.7       $   20.7      (29)        $  (31.9)    $  (25.7)  (24)
EBITDA                            $   52.7       $   57.1       (8)        $   43.6     $   46.8    (7)


Publishing is comprised of Simon & Schuster which includes imprints such as Simon & Schuster, Pocket Books, Prentice Hall and Macmillan Computer Publishing. The revenue increases for the quarter and six months ended June 30, 1996 primarily reflect strong sales from the Macmillan Computer Publishing Group and the Consumer Group, partially offset by lower revenues for the Education Group. Macmillan Computer Publishing USA revenues were fueled by interest in Java and Windows 95 as well as strong sales for Internet, Web programming and design titles. Consumer Group revenue increases were driven by strong performance of the Simon & Schuster Trade division led by MOONLIGHT BECOMES YOU (Mary Higgins Clark), THE CHOICE (Bob Woodward), and BLOOD SPORT (James Stewart). The decrease in operating income and EBITDA for the comparable periods is primarily due to lower sales in the Elementary Education Group and to increased operating and development costs.

                             Management's Discussion and Analysis of

                          Results of Operations and Financial Condition


Other Income and Expense Information
- ------------------------------------

Discontinued operations
Discontinued operations reflect the results of operations net of tax of the former Cable segment which was split-off from the Company and MSG, which was sold on March 10, 1995 (see Note 2 of Notes to Consolidated Financial Statements). The effects on results of operations of the Cable split-off and related transactions, which will be recognized beginning in the third quarter, include a gain on the transactions and reductions in interest expense and common shares outstanding. On July 31, 1996, Viacom reduced its debt by $1.7 billion and reduced its total number of outstanding Common shares by approximately 4.1%.

Corporate expenses

Corporate expenses, including depreciation expense, decreased 6% to $33.3 million for the second quarter of 1996 from the same prior year period and increased 8% to $79.8 million for the six months ended June 30, 1996 over the comparable six month period principally reflecting the impact of executive severance expense in 1996.

Interest expense, net

For the three and six month period ended June 30, 1996, net interest expense increased 1% to $209.3 million and 3% to $414.3 million, respectively. The Company had approximately $11.6 billion and $10.7 billion principal amount of debt outstanding (including current maturities) as of June 30, 1996, and June 30, 1995, respectively, at weighted average interest rates of 7.2% and 7.7%, respectively.

Provision for income taxes

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated annual effective tax rate of 62.0% for 1996 and the annual effective tax rate of 66.4%, restated to reflect the current discontinued operations presentation for 1995, were both adversely affected by amortization of intangibles in excess of amounts which are deductible for tax purposes.

Equity in loss of affiliates

"Equity in loss of affiliated companies, net of tax" of $4.9 million and $3.6 million for the second quarter of 1996 and the six months then ended improved from a loss of $15.3 million and $14.4 million, respectively, primarily reflecting improved operating results for the first six months of 1996 of USA Networks and United Cinemas International Multiplex B.V., partially offset by net losses from international start-up equity ventures. The equity loss for the six months ended June 30, 1995 primarily reflects the loss of $20.7 million related to the Company's 49.9% interest in Discovery Zone.

Minority interest

Minority interest primarily represents the minority ownership of Spelling common stock.

                        Management's Discussion and Analysis of

                     Results of Operations and Financial Condition

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

The Company was in compliance with all debt covenants and had satisfied all financial ratios and tests under the agreements as of June 30, 1996 and the Company expects to be in compliance and satisfy all such covenant ratios as may be applicable from time to time during 1996.

The Company's scheduled maturities of notes payable to banks and debentures through December 31, 2000, assuming full utilization of the credit agreements are $1.5 billion (1996, repaid July 31, 1996), $749 million (1997), $1.0 billion
(1998), $1.5 billion (1999) and $1.3 billion (2000). As of June 30, 1996, the
Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

As a result of the July 31, 1996 Cable split-off, the Company reduced its notes payable to banks by $1.7 billion, of which $1.5 billion represents a permanent reduction in its credit facility, maturing in 1996.

The Company has provided a (i) term loan of $100 million and (ii) a revolving credit facility of $140 million to fund Spelling's working capital and other requirements, collectively the "Spelling Facility". The Company has agreed to provide a further increase of up to $95 million in the amount available under the Spelling Facility and to extend the maturity date of the Spelling Facility from March 31, 1997 to December 31, 1998, and it is anticipated that an amendment reflecting such changes will be executed. Pursuant to this agreement, Spelling executed a $25 million promissory note and a $40 million promissory note to the Company in April 1996 and August 1996, respectively. The Spelling Facility borrowings and related receivables have been eliminated in consolidation.

The commitments of the Company for program license fees which are not reflected in the balance sheet as of June 30, 1996, estimated to aggregate approximately $2.2 billion, principally reflect commitments under SNI's exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

                      Management's Discussion and Analysis of

                   Results of Operations and Financial Condition


Current assets increased to $6.2 billion as of June 30, 1996 from $5.2 billion as of December 31, 1995, primarily reflecting the classification of Cable's net assets within net assets of discontinued operations. The allowance for doubtful accounts as a percentage of receivables was 6% as of June 30, 1996 and December 31, 1995. Property and equipment decreased $300.3 million primarily reflecting the classification of Cable's property and equipment within net assets of discontinued operations. This decrease was partially offset by capital expenditures of $253.4 million and capitalized leases of $55.7 million primarily related to capital additions for new and existing video stores and additional construction and equipment upgrades for theme parks. Current liabilities increased to $5.0 billion as of June 30, 1996 from $4.1 billion as of December 31, 1995, reflecting the classification of notes payable to banks of $1.5 billion as current liabilities at June 30, 1996, partially offset by payments for a seasonally high level of Blockbuster videocassette purchases made in the fourth quarter of 1995 and payment of accrued compensation and other normal operating activity. Long-term debt, including current maturities, increased to $11.6 billion as of June 30, 1996 from $10.8 billion as of December 31, 1995, reflecting the continued investment in and seasonality of the Company's businesses.

The Company expects to record the majority of its operating cash flows during the second half of the year due to the seasonality of the educational publishing business, the typical timing of major motion picture releases, the summer operation of its theme parks, the positive effect of the holiday season on advertising revenues and video store revenues, and the impact of the beginning of the broadcast television season on television production. Net cash flow from operating activities was negative $575.3 million for the six months ended June 30, 1996 versus negative $638.8 million for the six months ended June 30, 1995. Net cash expenditures for investing activities of $464.3 million for the six months ended June 30, 1996, principally reflect capital expenditures, investments in international equity ventures and other acquisitions. Net cash flows from investing activities of $398.4 million for the six months ended June 30, 1995, principally reflect proceeds from the sale of MSG, partially offset by capital expenditures and other acquisitions. Financing activities principally reflect borrowings and repayments of debt under the credit agreements during each period presented and in 1995, the issuance of the 7.75% Senior Notes.

                      Management's Discussion and Analysis of

                   Results of Operations and Financial Condition


Capital Structure

The following table sets forth the Company's long-term debt, net of current portion as of June 30, 1996 and December 31, 1995:

                                                       June 30, 1996          December 31, 1995
                                                       -------------          -----------------
                                                                   (In millions)
Notes payable to banks.....................             $   7,090.9              $   6,206.9
Senior debt................................                 2,483.6                  2,482.8
Senior subordinated debt...................                   638.8                    636.8
Subordinated debt..........................                   953.0                    946.7
Obligations under capital leases...........                   454.0                    421.9
Other notes................................                    13.3                     62.1
                                                        -----------              -----------
                                                           11,633.6                 10,757.2
Less current portion.......................                 1,554.2                     45.1
                                                        -----------              -----------
                                                        $  10,079.4              $  10,712.1
                                                        ===========              ===========

The notes and debentures are presented net of an aggregate unamortized discount of $174.0 million as of June 30, 1996 and $181.9 million as of December 31, 1995.

On May 10, 1996, a subsidiary of the Company entered into a $500 million 364-day film financing credit agreement, guaranteed by Viacom International Inc. and the Company.

Debt, including the current portion, as a percentage of total capitalization of the Company was 49% at June 30, 1996 and 47% at December 31, 1995.

The Company enters into interest rate exchange agreements with off-balance sheet risk in order to reduce its exposure to changes in interest rates on its variable rate long-term debt. As of June 30, 1996, the Company and its subsidiaries had obtained interest rate protection agreements with respect to approximately $600 million of indebtedness, which effectively change the Company's interest rate on variable rate borrowings to fixed interest rates. The interest rate protection agreements mature during March 1997.

The Company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign exchange rates and interest rates. The Company does not hold or issue financial instruments for speculative trading purposes. The derivative instruments used are foreign exchange forward contracts and options, and interest rate swap agreements. The foreign exchange contracts have principally been used to hedge the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, the French Franc, the Singapore Dollar, the German Deutschemark and the European Currency Unit/British Pound relationship. These derivatives, which are over-the-counter instruments, are non-leveraged.

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

                          PART II -- OTHER INFORMATION


Item 4.  Submission of Matters for a Vote of Security Holders

        The Annual Meeting of Stockholders of Viacom Inc. (the "Company") was held on Thursday, May 23, 1996. The following matters were voted upon at the meeting: (i) the election of 11 directors; (ii) the approval of an amendment to the Viacom Inc. Senior Executive Short-Term Incentive Plan; (iii) the appointment of Price Waterhouse LLP to serve as independent accountants until the 1997 Annual Meeting of Stockholders; and (iv) a stockholder proposal regarding publication of political contributions by the Company.

        The entire board of directors was reelected and the number of shares cast for or to withhold authority for the election of each director were as follows:

                                                          No. of Shares
                                    No. of Shares         Voted to Withhold
       Name                         Voted For             Authority
- ----------------------              -------------         -------------------

George S. Abrams                     71,826,679               325,511
Philippe P. Dauman                   72,006,790               145,400
Thomas E. Dooley                     72,008,130               144,060
George D. Johnson, Jr.               72,007,685               144,505
Ken Miller                           71,824,673               327,517
Brent D. Redstone                    71,986,131               166,059
Shari Redstone                       72,026,061               126,129
Sumner M. Redstone                   71,990,654               161,536
Frederic V. Salerno                  72,003,705               148,485
William Schwartz                     72,004,142               148,048
Ivan Seidenberg                      72,002,611               149,579


       The votes cast for, against or abstaining from the approval of the amendment to the Viacom Inc. Senior Executive Short-Term Incentive Plan were as follows:

Votes For:                     Votes Against:              Abstentions:
68,961,369                     1,777,533                   277,261


       The votes cast for, against or abstaining from the approval of the appointment of Price Waterhouse LLP to serve as independent accountants for the Company until the 1997 Annual Meeting of Stockholders were as follows:

Votes For:                     Votes Against:              Abstentions:
71,966,155                     128,079                     57,956

       The votes cast for, against or abstaining from approval of the stockholder proposal were as follows:

Votes For:                     Votes Against:              Abstentions:
4,023,314                      55,195,272                  10,479,591


Item 6.  Exhibits and Reports on Form 8-K for Viacom Inc.

(a)     Exhibits:

          10.1 Agreement, dated as of June 1, 1996, amending the Employment Agreement dated as of July 1, 1994, between Viacom Inc. and Edward D. Horowitz.

          10.2 Film Finance Credit Agreement, dated as of May 10, 1996, among Viacom Film Funding Company Inc. as Borrower; Viacom Inc. and Viacom International Inc. as Guarantors; the Bank parties thereto; The Bank of New York, Citibank, N.A., Morgan Guaranty Trust Company of New York and Bank of America NT&SA, as Managing Agent; The Bank of New York, as the Documentation Agent; Citibank, N.A., as the Administrative Agent; JP Morgan Securities Inc., as the Syndication Agent; and the Agents and Co-Agents named therein.

        11.   Statement re Computation of Net Earnings Per Share.

        27.   Financial Data Schedule.


(b)    Reports on Form 8-K for Viacom Inc.:

       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 VIACOM INC.
                                          -----------------------------------
                                                (Registrant)



Date     August 14, 1996                   /s/ Sumner M. Redstone
         ---------------                  -----------------------------------
                                          Sumner M. Redstone
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer




Date     August 14, 1996                   /s/ George S. Smith, Jr.
         ---------------                  -----------------------------------
                                          George S. Smith, Jr.
                                          Senior Vice President,
                                          Chief Financial Officer

                                Exhibit Index
                                -------------

10.1 Agreement, dated as of June 1, 1996, amending the Employment
     Agreement dated as of July 1, 1994, between Viacom Inc. and
     Edward D. Horowitz.

10.2 Film Finance Credit Agreement, dated as of May 10, 1996, among Viacom Film Funding Company Inc. as Borrower; Viacom Inc. and Viacom International Inc. as Guarantors; the Bank parties thereto; The Bank of New York, Citibank, N.A., Morgan Guaranty Trust Company of New York and Bank of America NT&SA, as Managing Agent; The Bank of New York, as the Documentation Agent; Citibank, N.A., as the Administrative Agent; JP Morgan Securities Inc., as the Syndication Agent; and the Agents and Co-Agents named therein.

11.  Statement re Computation of Net Earnings Per Share.

27.  Financial Data Schedule.