Form 10-Q
period 1996-09-30
VIACOM INC
filed 1996-11-14
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                          Commission file number 1-9553


                                   VIACOM INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   04-2949533
--------------------------------------------------------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   identification No.)

     1515 Broadway, New York, New York                      10036
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code     (212) 258-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes X     No _____.

Number of shares of Common Stock Outstanding at October 31, 1996:

     Class A Common Stock, par value $.01 per share - 69,583,290

     Class B Common Stock, par value $.01 per share - 284,203,793

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; all amounts, except per share amounts, are in millions)

                                                                     Three months ended
                                                                       September 30,
                                                                   ----------------------
                                                                     1996         1995
                                                                   ---------    ---------
Revenues .......................................................   $ 3,351.8    $ 2,953.6

Expenses:
     Operating .................................................     2,023.6      1,728.0
     Selling, general and administrative .......................       626.8        562.8
     Depreciation and amortization .............................       206.2        200.2
                                                                   ---------    ---------
          Total expenses .......................................     2,856.6      2,491.0
                                                                   ---------    ---------

Operating income ...............................................       495.2        462.6

Other income (expense):
     Interest expense, net .....................................      (197.1)      (209.1)
     Other items, net ..........................................         0.5         (8.0)
                                                                   ---------    ---------
Earnings from continuing operations before income taxes ........       298.6        245.5

     Provision for income taxes ................................      (191.1)      (155.1)
     Equity in loss of affiliated companies, net of tax ........        (5.7)       (14.7)
     Minority interest .........................................         0.3          1.8
                                                                   ---------    ---------
Net earnings from continuing operations ........................       102.1         77.5
     Earnings from discontinued operations, net of tax
       of $11.1 (1995) (Note 2) ................................        --           16.3
     Gain on split-off of discontinued operations,
       net of tax (Note 2) .....................................     1,304.3         --
                                                                   ---------    ---------
Net earnings ...................................................     1,406.4         93.8
     Cumulative convertible preferred stock dividend requirement       (15.0)       (15.0)
                                                                   ---------    ---------
Net earnings attributable to common stock ......................   $ 1,391.4    $    78.8
                                                                   =========    =========

Weighted average number of common shares and common share
     equivalents:
     Primary ...................................................       364.0        376.1
     Fully diluted .............................................       381.4        376.4

Earnings per common share:
     Primary:
          Net earnings from continuing operations (Note 1) .....   $     .24    $     .17
          Net earnings .........................................   $    3.82    $     .21

     Fully diluted:
          Net earnings from continuing operations (Note 1) .....   $     .27    $     .17
          Net earnings .........................................   $    3.69    $     .21


                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; all amounts, except per share amounts, are in millions)

                                                                     Nine months ended
                                                                       September 30,
                                                                   ----------------------
                                                                     1996         1995
                                                                   ---------    ---------
Revenues .......................................................   $ 8,885.1    $ 8,308.4

Expenses:
     Operating .................................................     5,492.8      5,086.5
     Selling, general and administrative .......................     1,774.8      1,535.5
     Depreciation and amortization .............................       607.9        547.4
                                                                   ---------    ---------
          Total expenses .......................................     7,875.5      7,169.4
                                                                   ---------    ---------

Operating income ...............................................     1,009.6      1,139.0

Other income (expense):
     Interest expense, net .....................................      (611.4)      (612.3)
     Other items, net ..........................................         1.5         (8.6)
                                                                   ---------    ---------
Earnings from continuing operations before income taxes ........       399.7        518.1

     Provision for income taxes ................................      (253.8)      (336.1)
     Equity in loss of affiliated companies, net of tax ........        (9.3)       (29.1)
     Minority interest .........................................         6.1         (1.6)
                                                                   ---------    ---------
Net earnings from continuing operations ........................       142.7        151.3
     Earnings from discontinued operations, net of tax of
       $21.5 (1996) and $46.6 (1995) (Note 2) ..................        28.3         66.7
     Gain on split-off of discontinued operations,
       net of tax (Note 2) .....................................     1,304.3         --
                                                                   ---------    ---------
Net earnings ...................................................     1,475.3        218.0
     Cumulative convertible preferred stock dividend requirement       (45.0)       (45.0)
                                                                   ---------    ---------
Net earnings attributable to common stock ......................   $ 1,430.3    $   173.0
                                                                   =========    =========

Weighted average number of common shares and common
     share equivalents:
     Primary ...................................................       371.6        374.8
     Fully diluted .............................................       388.9        375.1

Earnings per common share:
     Primary:
          Net earnings from continuing operations (Note 1) .....   $     .26    $     .28
          Net earnings .........................................   $    3.85    $     .46

     Fully diluted:
          Net earnings from continuing operations (Note 1) .....   $     .37    $     .28
          Net earnings .........................................   $    3.79    $     .46


                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; all amounts, except per share amounts, are in millions)

                                                                       September 30,   December 31,
                                                                           1996            1995
                                                                       ------------    ------------
                                     Assets
Current Assets:
     Cash and cash equivalents .....................................   $      308.2    $      464.1
     Receivables, less allowances of $124.3 (1996) and $126.0 (1995)        2,289.2         1,872.4
     Inventory (Note 3) ............................................        2,297.4         2,178.1
     Other current assets ..........................................          777.8           684.4
                                                                       ------------    ------------
          Total current assets .....................................        5,672.6         5,199.0
                                                                       ------------    ------------

Property and equipment, at cost ....................................        3,688.2         3,974.7
     Less accumulated depreciation .................................          694.5           756.8
                                                                       ------------    ------------
          Net property and equipment ...............................        2,993.7         3,217.9
                                                                       ------------    ------------

Inventory (Note 3) .................................................        2,561.9         2,271.5
Intangibles, at amortized cost .....................................       15,429.7        16,153.2
Other assets .......................................................        2,344.4         2,184.4
                                                                       ------------    ------------
                                                                       $   29,002.3    $   29,026.0
                                                                       ============    ============

                      Liabilities and Shareholders' Equity

Current Liabilities:
     Accounts payable ..............................................   $      560.6    $      788.8
     Accrued compensation ..........................................          348.4           449.4
     Participants' share, residuals and royalties payable ..........          870.9           798.2
     Current portion of long-term debt (Note 4) ....................           55.8            45.1
     Other current liabilities .....................................        1,952.1         2,017.1
                                                                       ------------    ------------
          Total current liabilities ................................        3,787.8         4,098.6
                                                                       ------------    ------------

Long-term debt (Note 4) ............................................       10,182.1        10,712.1
Other liabilities ..................................................        2,086.3         2,121.5
Commitments and contingencies (Note 5)

Shareholders' Equity:
     Preferred Stock, par value $.01 per share; 200.0 shares
       authorized; 24.0 shares issued and outstanding ..............        1,200.0         1,200.0
     Class A Common Stock, par value $.01 per share;
       200.0 shares authorized; 69.7 (1996) and 75.1 (1995)
       shares issued and outstanding ...............................             .7              .8
     Class B Common Stock, par value $.01 per share;
       1,000.0 shares authorized; 286.3 (1996) and 294.6 (1995)
       shares issued and outstanding ...............................            2.9             2.9
     Additional paid-in capital ....................................       10,230.7        10,726.9
     Retained earnings .............................................        1,603.4           173.1
     Cumulative translation adjustment .............................          (22.5)           (9.9)
                                                                       ------------    ------------
                                                                           13,015.2        12,093.8
     Treasury Stock, at cost; 2.0 shares (1996) ....................          (69.1)           --
                                                                       ------------    ------------
          Total shareholders' equity ...............................       12,946.1        12,093.8
                                                                       ============    ============
                                                                       $   29,002.3    $   29,026.0
                                                                       ============    ============


                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; all amounts are in millions)

                                                                                       Nine months ended September 30,
                                                                                       -------------------------------
                                                                                             1996          1995
                                                                                          ----------    ----------
Operating Activities:
Net earnings ..........................................................................   $  1,475.3    $    218.0
Adjustments to reconcile net earnings to net cash flow from operating activities:
     Depreciation and amortization ....................................................        607.9         608.5
     Distribution from affiliated companies ...........................................         47.2          64.1
     Gain on split-off of discontinued operations, net of tax..........................     (1,304.3)         --
     Gain on the sale of marketable securities ........................................         --           (26.9)
     Change in operating assets and liabilities:
          Increase in receivables .....................................................       (422.7)       (403.6)
          Increase in inventory and related programming liabilities, net ..............       (363.6)       (217.8)
          Increase in pre-publication costs, net ......................................        (26.4)        (45.7)
          Increase in prepaid expenses and other current assets .......................        (92.2)       (129.6)
          Increase in unbilled receivables ............................................       (125.9)        (69.8)
          Decrease in accounts payable and accrued expenses ...........................       (425.6)       (620.7)
          Increase in income taxes payable and deferred income taxes, net .............         45.9          46.4
          Decrease in deferred income .................................................         (2.9)        (46.1)
          Other, net ..................................................................         (4.4)        (17.3)
     Change in net assets-discontinued operations .....................................        (33.2)         --
                                                                                          ----------    ----------
Net cash flow from operating activities ...............................................       (624.9)       (640.5)

Investing Activities:
     Capital expenditures .............................................................       (363.3)       (506.3)
     Acquisitions, net of cash acquired ...............................................       (166.9)       (470.9)
     Proceeds from dispositions .......................................................      1,742.3       1,436.1
     Investments in and advances to affiliated companies ..............................        (77.1)        (93.9)
     Proceeds from sales of short-term investments ....................................        116.2         248.0
     Purchases of short-term investments ..............................................       (119.6)       (258.3)
     Other, net .......................................................................          (.3)          8.1
                                                                                          ----------    ----------
Net cash flow from investing activities ...............................................      1,131.3         362.8

Financing Activities:
     Borrowings (repayment) under bank facilities, net.................................       (549.5)       (754.9)
     Proceeds from issuance of 7.75% senior notes .....................................         --           990.4
     Proceeds from exercise of stock options and warrants .............................         90.9         149.9
     Purchase of treasury stock .......................................................        (69.1)         --
     Settlement of CVRs ...............................................................         --           (81.9)
     Repayments of other notes ........................................................        (50.9)         --
     Payments of Preferred Stock dividends ............................................        (45.0)        (45.0)
     Other, net .......................................................................        (38.7)        (29.7)
                                                                                          ----------    ----------
Net cash flow from financing activities ...............................................       (662.3)        228.8
                                                                                          ----------    ----------
     Net decrease in cash and cash equivalents ........................................       (155.9)        (48.9)
     Cash and cash equivalents at beginning of the period .............................        464.1         597.7
                                                                                          ----------    ----------
Cash and cash equivalents at end of period ............................................   $    308.2    $    548.8
                                                                                          ==========    ==========
Supplemental cash flow information:
     Cash payments for interest, net of amounts capitalized ...........................   $    657.4    $    727.4
     Cash payments for income taxes ...................................................        109.9         313.9

Non cash investing and financing:
     Property and equipment acquired under capitalized leases .........................        104.7         242.2
     Settlement of VCRs with Class B Common Stock .....................................         --           402.6
     Reduction of Common Shares outstanding from split-off of discontinued operations .        625.8          --

                 See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Tabular dollar in millions, except per share amount)


1)   BASIS OF PRESENTATION

Viacom Inc. (the "Company") is a diversified entertainment and publishing company with operations in four segments: (i) Networks and Broadcasting, (ii) Entertainment, (iii) Video and Music/Theme Parks, and (iv) Publishing. The Cable segment, which was split-off from the Company on July 31, 1996, has been accounted for as a discontinued operation and accordingly, its operating results and the gain on the split-off have been separately disclosed in the consolidated financial statements (See Note 2).

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net earnings per common share -- Primary net earnings per common share is calculated based on the weighted average number of common shares outstanding during each period, the effects of common shares potentially issuable in connection with stock options and warrants, and in 1995, variable common rights and contingent value rights. For the third quarter and nine months ended September 30, 1996, fully diluted earnings per share reflects the assumed conversion of preferred stock which is dilutive to net earnings per common share. Fully diluted net earnings per share from continuing operations exceeds primary net earnings per share from continuing operations due to the assumed conversion of the preferred stock.

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)


2)   DISCONTINUED OPERATIONS

On July 31, 1996, the Company completed the split-off of its Cable segment pursuant to an exchange offer and related transactions. As a result, the Company reduced its debt by $1.7 billion and retired 5,413,917 shares of Class A Common Stock and 9,943,043 shares of Class B Common Stock or approximately 4.1% of the total outstanding common shares. The effects of the Cable split-off on the Company's results of operations for the quarter ended September 30, 1996 include a gain of $1.3 billion and reductions in interest expense and common shares outstanding.

On March 10, 1995, the Company sold Madison Square Garden Corporation, which included the Madison Square Garden Arena, The Paramount theater, the New York Knickerbockers, the New York Rangers and the Madison Square Garden Network (collectively "MSG") to a joint venture of ITT Corporation and Cablevision Systems Corporation for closing proceeds of $1.0 billion, representing the sale price of approximately $1.1 billion, less $66 million in working capital adjustments. The Company acquired MSG during 1994 as part of Paramount Communications Inc. with its book value recorded at fair value and therefore, no gain was recorded on its sale. Proceeds from the sale of MSG and other dispositions were used to repay notes payable to banks.

Summarized results of operations data of discontinued operations and the gain attributable to the Cable split-off, which includes Cable's results of operations for the month of July, are as follows:

                                            Three months ended              Nine months ended
                                               September 30,                  September 30,
                                               -------------                  -------------
                                             1996         1995              1996         1995*
                                          ----------   ----------        ----------   ----------
Revenues ..............................   $     --     $    114.0        $    236.9   $    421.5
Earnings from continuing operations
      before income taxes .............         --           27.1              49.8        113.7
Provision for income taxes ............         --           11.1              21.5         46.6
Net earnings ..........................         --           16.3              28.3         66.7
Gain on split-off of discontinued
      operations, net of tax ..........      1,304.3         --             1,304.3         --
Net earnings per common share:
   Primary ............................         3.58          .04              3.59          .18
   Fully diluted ......................         3.42          .04              3.42          .18

* Results of operations include MSG for the period January 1 through March 9, 1995.

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)


3)   INVENTORIES

                                                    September 30,  December 31,
                                                        1996           1995
                                                    ------------   ------------
Prerecorded music and videocassettes ............   $      526.4   $      474.8
Videocassette rental inventory ..................          596.6          520.3
Publishing:
     Finished goods .............................          314.7          303.6
     Work in process ............................           28.2           44.9
     Material and supplies ......................           20.1           30.2
Other ...........................................          122.1           87.9
                                                    ------------   ------------
                                                         1,608.1        1,461.7
     Less current portion .......................          941.6          903.1
                                                    ------------   ------------
                                                    $      666.5   $      558.6
                                                    ============   ============
Theatrical and television inventory:
     Theatrical and television productions:
          Released ..............................   $    1,664.7   $    1,612.1
          Completed, not released ...............           36.0           52.5
          In process and other ..................          428.4          357.0
     Program rights .............................        1,122.1          966.3
                                                    ------------   ------------
                                                         3,251.2        2,987.9
     Less current portion .......................        1,355.8        1,275.0
                                                    ------------   ------------
                                                    $    1,895.4   $    1,712.9
                                                    ------------   ------------
Total non-current inventory .....................   $    2,561.9   $    2,271.5
                                                    ============   ============

4)   LONG-TERM DEBT

As of September 30, 1996, the Company's scheduled maturities of indebtedness through December 31, 2000, assuming full utilization of the credit agreements were $37 million (1996), $752 million (1997), $1.0 billion (1998), $1.5 billion
(1999) and $1.3 billion (2000). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

As a result of the July 31, 1996 Cable split-off, the Company reduced its notes payable to banks by $1.7 billion, of which $1.5 billion represents a permanent reduction of its credit facility.

On May 10, 1996, a subsidiary of the Company entered into a $500 million 364-day film financing credit agreement, guaranteed by Viacom International Inc. and the Company.

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)


5)   COMMITMENTS AND CONTINGENCIES

The commitments of the Company for program license fees which are not reflected in the balance sheet as of September 30, 1996, estimated to aggregate approximately $1.9 billion, principally reflect commitments under Showtime Networks Inc.'s ("SNI's") exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

6)   PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated annual effective tax rate of 63.5% for 1996 and the annual effective tax rate of 64.9%, restated to reflect the current discontinued operations presentation for 1995, were both adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes.

7)   TREASURY STOCK

On September 5, 1996, the Company, together with National Amusements, Inc. ("NAI"), initiated a joint purchase program for each to acquire up to $250 million, or $500 million in total, of the Company's Class A Common Stock, Class B Common Stock, and, as to the Company, Viacom Warrants. As of September 30, 1996, the Company repurchased 351,750 shares of Class A Common Stock, 1,640,200 shares of Class B Common Stock and 425,500 Viacom Five-Year Warrants, expiring July 7, 1999, for approximately $69.9 million in the aggregate. The cost of the acquired treasury stock has been reflected separately as a reduction to shareholders' equity. The cost of the warrants has been reflected as a reduction to additional paid-in-capital. As of September 30, 1996, NAI separately acquired 351,750 shares of Class A Common Stock and 1,640,200 shares of Class B Common Stock pursuant to the joint purchase program for approximately $69.1 million, raising its ownership to approximately 66% of Class A Common Stock and approximately 26% of Class A and Class B Common Stock on a combined basis.

As of the close of business on November 13, 1996, the Company repurchased 658,200 shares of Class A Common Stock, 5,475,500 shares of Class B Common Stock and 2,287,000 Viacom Five-Year Warrants for approximately $224.7 million in the aggregate. As of such time, NAI acquired 855,300 shares of Class A Common Stock and 4,445,200 shares of Class B Common Stock for approximately $189.9 million in the aggregate, after which its ownership was approximately 66% of Class A Common Stock and approximately 27% of Class A and Class B Common Stock on a combined basis.

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)


8)   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Viacom International is a wholly owned subsidiary of the Company. The Company has fully and unconditionally guaranteed Viacom International debt securities. The Company has determined that separate financial statements and other disclosures concerning Viacom International are not material to investors. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of the Company, Viacom International (in each case, carrying investments in Non-Guarantor Affiliates under the equity method), the direct and indirect Non-Guarantor Affiliates of the Company, and the eliminations necessary to arrive at the information for the Company on a consolidated basis. Certain Non-Guarantor subsidiaries of the Company previously included in the Viacom Inc. column are now properly reflected in the Non-Guarantor Affiliates column. Prior periods reflect this presentation.

                                                                      Three Months Ended September 30, 1996
                                               ---------------------------------------------------------------------------------
                                                                                     Non-
                                                   Viacom          Viacom         Guarantor                        Viacom Inc.
                                                    Inc.        International     Affiliates       Eliminations    Consolidated
                                               -------------    -------------    -------------    -------------    -------------
Revenues ...................................   $         2.8    $       335.0    $     3,025.5    $       (11.5)   $     3,351.8

Expenses:
     Operating .............................             0.4             97.0          1,937.7            (11.5)         2,023.6
     Selling, general and administrative ...             0.3            137.9            488.6             --              626.8
     Depreciation and amortization .........             0.4             17.2            188.6             --              206.2
                                               -------------    -------------    -------------    -------------    -------------
          Total expenses ...................             1.1            252.1          2,614.9            (11.5)         2,856.6
                                               -------------    -------------    -------------    -------------    -------------

Operating income ...........................             1.7             82.9            410.6             --              495.2

Other income (expense):
     Interest expense, net .................          (139.8)           (38.2)           (19.1)            --             (197.1)
     Other items, net ......................            --                0.2              0.3             --                0.5
                                               -------------    -------------    -------------    -------------    -------------
Earnings (loss) from continuing operations
     before income taxes ...................          (138.1)            44.9            391.8             --              298.6
     Benefit (provision) for income taxes ..            33.1            (29.6)          (194.6)            --             (191.1)
     Equity in earnings (loss) of affiliated
       companies, net of tax ...............         1,511.4            182.4              9.1         (1,708.6)            (5.7)
     Minority interest .....................            --               (0.3)             0.6             --                0.3
                                               -------------    -------------    -------------    -------------    -------------
Net earnings from continuing operations ....         1,406.4            197.4            206.9         (1,708.6)           102.1
Gain on split-off  of discontinued
     operations, net of tax ................            --            1,304.3             --               --            1,304.3
                                               -------------    -------------    -------------    -------------    -------------
Net earnings ...............................         1,406.4          1,501.7            206.9         (1,708.6)         1,406.4
     Cumulative convertible preferred
       stock dividend requirement ..........           (15.0)            --               --               --              (15.0)
                                               -------------    -------------    -------------    -------------    -------------
Net earnings attributable to common stock ..   $     1,391.4    $     1,501.7    $       206.9    $    (1,708.6)   $     1,391.4
                                               =============    =============    =============    =============    =============

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)


                                                                      Nine Months Ended September 30, 1996
                                               ---------------------------------------------------------------------------------
                                                                                     Non-
                                                   Viacom          Viacom         Guarantor                        Viacom Inc.
                                                    Inc.        International     Affiliates       Eliminations    Consolidated
                                               -------------    -------------    -------------    -------------    -------------
Revenues ...................................   $         7.9    $       866.0    $     8,033.4    $       (22.2)   $     8,885.1

Expenses:
     Operating .............................             1.2            276.0          5,237.8            (22.2)         5,492.8
     Selling, general and administrative ...             0.5            374.5          1,399.8             --            1,774.8
     Depreciation and amortization .........             1.1             46.9            559.9             --              607.9
                                               -------------    -------------    -------------    -------------    -------------
          Total expenses ...................             2.8            697.4          7,197.5            (22.2)         7,875.5
                                               -------------    -------------    -------------    -------------    -------------

Operating income ...........................             5.1            168.6            835.9             --            1,009.6

Other income (expense):
     Interest expense, net .................          (452.3)          (101.4)           (57.7)            --             (611.4)
     Other items, net ......................            --               (2.9)             4.4             --                1.5
                                               -------------    -------------    -------------    -------------    -------------
Earnings (loss) from continuing operations
     before income taxes ...................          (447.2)            64.3            782.6             --              399.7
     Benefit (provision) for income taxes ..           107.3            (42.4)          (318.7)            --             (253.8)
     Equity in earnings (loss) of affiliated
       companies, net of tax ...............         1,815.2            350.2             31.2         (2,205.9)            (9.3)
     Minority interest .....................            --               (1.0)             7.1             --                6.1
                                               -------------    -------------    -------------    -------------    -------------
Net earnings from continuing operations ....         1,475.3            371.1            502.2         (2,205.9)           142.7
     Earnings from discontinued operations,
       net of tax ..........................            --               --               28.3             --               28.3
Gain on split-off of discontinued
     operations, net of tax ................            --            1,304.3             --               --            1,304.3
                                               -------------    -------------    -------------    -------------    -------------
Net earnings ...............................         1,475.3          1,675.4            530.5         (2,205.9)         1,475.3
     Cumulative convertible preferred
       stock dividend requirement ..........           (45.0)            --               --               --              (45.0)
                                               -------------    -------------    -------------    -------------    -------------
Net earnings attributable to common stock ..   $     1,430.3    $     1,675.4    $       530.5    $    (2,205.9)   $     1,430.3
                                               =============    =============    =============    =============    =============

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)



                                                                      Three Months Ended September 30, 1995
                                               ---------------------------------------------------------------------------------
                                                                                     Non-
                                                   Viacom          Viacom         Guarantor                        Viacom Inc.
                                                    Inc.        International     Affiliates       Eliminations    Consolidated
                                               -------------    -------------    -------------    -------------    -------------
Revenues ...................................   $         2.5    $       264.0    $     2,691.6    $        (4.5)   $     2,953.6

Expenses:
     Operating .............................             0.4             79.0          1,653.1             (4.5)         1,728.0
     Selling, general and administrative ...             1.6            108.8            452.4             --              562.8
     Depreciation and amortization .........             0.2             11.3            188.7             --              200.2
                                               -------------    -------------    -------------    -------------    -------------

          Total expenses ...................             2.2            199.1          2,294.2             (4.5)         2,491.0
                                               -------------    -------------    -------------    -------------    -------------

Operating income ...........................             0.3             64.9            397.4             --              462.6

Other income (expense):
     Interest expense, net .................          (169.0)           (25.9)           (14.2)            --             (209.1)
     Other items, net ......................            --               (1.6)            (6.4)            --               (8.0)
                                               -------------    -------------    -------------    -------------    -------------
Earnings (loss) from continuing operations
     before income taxes ...................          (168.7)            37.4            376.8             --              245.5
     Benefit (provision) for income taxes ..            49.0            (12.3)          (191.8)            --             (155.1)
     Equity in earnings (loss) of affiliated
       companies, net of tax ...............           213.5            101.3            (24.8)          (304.7)           (14.7)
     Minority interest .....................            --               --                1.8             --                1.8
                                               -------------    -------------    -------------    -------------    -------------
Net earnings from continuing operations ....            93.8            126.4            162.0           (304.7)            77.5
     Earnings from discontinued
       operations, net of tax ..............            --               --               16.3             --               16.3
                                               -------------    -------------    -------------    -------------    -------------

Net earnings ...............................            93.8            126.4            178.3           (304.7)            93.8
     Cumulative convertible preferred
       stock dividend requirement ..........           (15.0)            --               --               --              (15.0)
                                               -------------    -------------    -------------    -------------    -------------

Net earnings attributable to common stock ..   $        78.8    $       126.4    $       178.3    $      (304.7)   $        78.8
                                               =============    =============    =============    =============    =============

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)



                                                                      Nine Months Ended September 30, 1995
                                               ---------------------------------------------------------------------------------
                                                                                     Non-
                                                   Viacom          Viacom         Guarantor                        Viacom Inc.
                                                    Inc.        International     Affiliates       Eliminations    Consolidated
                                               -------------    -------------    -------------    -------------    -------------
Revenues ...................................   $         7.0    $       682.1    $     7,629.1    $        (9.8)   $     8,308.4

Expenses:
     Operating .............................             1.0            213.5          4,881.8             (9.8)         5,086.5
     Selling, general and administrative ...             5.8            303.8          1,225.9             --            1,535.5
     Depreciation and amortization .........             1.0             31.1            515.3             --              547.4
                                               -------------    -------------    -------------    -------------    -------------
          Total expenses ...................             7.8            548.4          6,623.0             (9.8)         7,169.4
                                               -------------    -------------    -------------    -------------    -------------

Operating income ...........................            (0.8)           133.7          1,006.1             --            1,139.0

Other income (expense):
     Interest expense, net .................          (500.1)           (72.3)           (39.9)            --             (612.3)
     Other items, net ......................            --               25.7            (34.3)            --               (8.6)
                                               -------------    -------------    -------------    -------------    -------------
Earnings (loss) from continuing operations
     before income taxes ...................          (500.9)            87.1            931.9             --              518.1
     Benefit (provision) for income taxes ..           145.3            (28.7)          (452.7)            --             (336.1)
     Equity in earnings (loss) of affiliated
       companies, net of tax ...............           573.8            166.4            (20.5)          (748.8)           (29.1)
     Minority interest .....................            (0.2)            --               (1.4)            --               (1.6)
                                               -------------    -------------    -------------    -------------    -------------
Net earnings from continuing operations ....           218.0            224.8            457.3           (748.8)           151.3
     Earnings from discontinued
       operations, net of tax ..............            --               --               66.7             --               66.7
                                               -------------    -------------    -------------    -------------    -------------
Net earnings ...............................           218.0            224.8            524.0           (748.8)           218.0
     Cumulative convertible preferred
       stock dividend requirement ..........           (45.0)            --               --               --              (45.0)
                                               -------------    -------------    -------------    -------------    -------------
Net earnings attributable to common stock ..   $       173.0    $       224.8    $       524.0    $      (748.8)   $       173.0
                                               =============    =============    =============    =============    =============

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)



                                                                                 September 30, 1996
                                               ---------------------------------------------------------------------------------
                                                                                     Non-
                                                   Viacom          Viacom         Guarantor                        Viacom Inc.
                                                    Inc.        International     Affiliates       Eliminations    Consolidated
                                               -------------    -------------    -------------    -------------    -------------
Assets
Current Assets:
     Cash and cash equivalents .........       $        21.3    $       125.9    $       161.0    $        --      $       308.2
     Receivables, net ..................                --              271.7          2,039.4            (21.9)         2,289.2
     Inventory .........................                --              147.7          2,149.7             --            2,297.4
     Other current assets ..............                 0.5            145.0            632.3             --              777.8
                                               -------------    -------------    -------------    -------------    -------------
          Total current assets .........                21.8            690.3          4,982.4            (21.9)         5,672.6
                                               -------------    -------------    -------------    -------------    -------------


Property and equipment, at cost ........                 0.6            367.7          3,319.9             --            3,688.2
     Less accumulated depreciation .....                 0.4             99.2            594.9             --              694.5
                                               -------------    -------------    -------------    -------------    -------------
          Net property and equipment ...                 0.2            268.5          2,725.0             --            2,993.7
                                               -------------    -------------    -------------    -------------    -------------


Inventory ..............................                --              210.0          2,351.9             --            2,561.9
Intangibles, at amortized cost .........                48.1            543.7         14,837.9             --           15,429.7
Investments in consolidated subsidiaries             7,200.5         12,232.7             --          (19,433.2)            --
Other assets ...........................                77.3            435.8          1,978.9           (147.6)         2,344.4
                                               -------------    -------------    -------------    -------------    -------------
                                               $     7,347.9    $    14,381.0    $    26,876.1    $   (19,602.7)   $    29,002.3
                                               =============    =============    =============    =============    =============

Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable ..................       $        --      $        29.3    $       536.9    $        (5.6)   $       560.6
     Accrued compensation ..............                 0.1             95.8            270.2            (17.7)           348.4
     Participants' share, residuals and
       royalties payable ...............                --               --              870.9             --              870.9
     Current portion of long-term debt .                --                1.9             53.9             --               55.8
     Other current liabilities .........               201.1          1,197.2          1,110.6           (556.8)         1,952.1
                                               -------------    -------------    -------------    -------------    -------------
          Total current liabilities ....               201.2          1,324.2          2,842.5           (580.1)         3,787.8
                                               -------------    -------------    -------------    -------------    -------------

Long-term debt .........................             7,445.8          2,101.8            800.9           (166.4)        10,182.1
Other liabilities ......................           (16,047.3)        (1,387.3)        20,095.1           (574.2)         2,086.3

Shareholders' equity:
     Preferred Stock ...................             1,200.0             --               --               --            1,200.0
     Common Stock ......................                 3.6            128.5            699.4           (827.9)             3.6
     Additional paid-in capital ........            10,230.7          8,598.2          1,101.5         (9,699.7)        10,230.7
     Retained earnings .................             4,383.0          3,581.2          1,393.6         (7,754.4)         1,603.4
     Cumulative translation adjustment .                --               34.4            (56.9)            --              (22.5)
                                               -------------    -------------    -------------    -------------    -------------
                                                    15,817.3         12,342.3          3,137.6        (18,282.0)        13,015.2
     Treasury Stock, at cost ...........               (69.1)            --               --               --              (69.1)
                                               -------------    -------------    -------------    -------------    -------------
          Total shareholders' equity ...            15,748.2         12,342.3          3,137.6        (18,282.0)        12,946.1
                                               -------------    -------------    -------------    -------------    -------------
                                               $     7,347.9    $    14,381.0    $    26,876.1    $   (19,602.7)   $    29,002.3
                                               =============    =============    =============    =============    =============

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)



                                                                                 December 31, 1995
                                               ---------------------------------------------------------------------------------
                                                                                     Non-
                                                   Viacom          Viacom         Guarantor                        Viacom Inc.
                                                    Inc.        International     Affiliates       Eliminations    Consolidated
                                               -------------    -------------    -------------    -------------    -------------
Assets
Current Assets:
     Cash and cash equivalents .........       $        47.4    $       223.3   $       193.4    $        --      $       464.1
     Receivables, net ..................                --              267.7         1,626.2            (21.5)         1,872.4
     Inventory .........................                --              102.3         2,075.8             --            2,178.1
     Other current assets ..............                --              103.3           588.7             (7.6)           684.4
                                               -------------    -------------   -------------    -------------    -------------
          Total current assets .........                47.4            696.6         4,484.1            (29.1)         5,199.0
                                               -------------    -------------   -------------    -------------    -------------

Property and equipment, at cost ........                 0.6            280.2         3,693.9             --            3,974.7
     Less accumulated depreciation .....                 0.3             55.9           700.6             --              756.8
                                               -------------    -------------   -------------    -------------    -------------
          Net property and equipment ...                 0.3            224.3         2,993.3             --            3,217.9
                                               -------------    -------------   -------------    -------------    -------------

Inventory ..............................                --              182.2         2,089.3             --            2,271.5
Intangibles, at amortized cost .........                49.1            557.5        15,546.6             --           16,153.2
Investments in consolidated subsidiaries             5,053.5         11,232.2            --          (16,285.7)            --
Other assets ...........................               304.9            314.6         1,775.4           (210.5)         2,184.4
                                               -------------    -------------   -------------    -------------    -------------
                                               $     5,455.2    $    13,207.4   $    26,888.7    $   (16,525.3)   $    29,026.0
                                               =============    =============   =============    =============    =============

Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable ..................       $        --      $        44.2   $       751.1    $        (6.5)   $       788.8
     Accrued compensation ..............                --              145.7           303.7             --              449.4
     Participants' share, residuals and
       royalties payable ...............                --               --             798.2             --              798.2
     Current portion of long-term debt .                --                1.5            43.6             --               45.1
     Other current liabilities .........               215.9            381.5         1,447.1            (27.4)         2,017.1
                                               -------------    -------------   -------------    -------------    -------------
          Total current liabilities ....               215.9            572.9         3,343.7            (33.9)         4,098.6
                                               -------------    -------------   -------------    -------------    -------------

Long-term debt .........................             8,436.9          1,595.3           861.3           (181.4)        10,712.1
Other liabilities ......................           (16,096.4)         1,216.7        20,045.1         (3,043.9)         2,121.5

Shareholders' equity:
     Preferred Stock ...................             1,200.0             --              --               --            1,200.0
     Common Stock ......................                 3.7            212.0           722.4           (934.4)             3.7
     Additional paid-in capital ........            10,693.2          8,544.4         1,086.4         (9,597.1)        10,726.9
     Retained earnings .................             1,001.9          1,042.7           863.1         (2,734.6)           173.1
     Cumulative translation adjustment .                --               23.4           (33.3)            --               (9.9)
                                               -------------    -------------   -------------    -------------    -------------

          Total shareholders' equity ...            12,898.8          9,822.5         2,638.6        (13,266.1)        12,093.8
                                               -------------    -------------   -------------    -------------    -------------

                                               $     5,455.2    $    13,207.4   $    26,888.7    $   (16,525.3)   $    29,026.0
                                               =============    =============   =============    =============    =============

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)


                                                                      Nine Months Ended September 30, 1996
                                               ---------------------------------------------------------------------------------
                                                                                     Non-
                                                   Viacom          Viacom         Guarantor                        Viacom Inc.
                                                    Inc.        International     Affiliates       Eliminations    Consolidated
                                               -------------    -------------    -------------    -------------    -------------
Net cash flow from operating activities .....  $     1,656.3    $    (1,440.7)   $      (840.5)   $        --     $      (624.9)
                                               -------------    -------------    -------------    -------------   -------------
Investing Activities:
     Capital expenditures ...................           --              (71.1)          (292.2)            --            (363.3)
     Acquisitions, net of cash acquired .....           --               --             (166.9)            --            (166.9)
     Proceeds from dispositions .............           --            1,700.0             42.3             --           1,742.3
     Investments in and advances to
       affiliated companies .................           --              (60.0)           (17.1)            --             (77.1)
     Proceeds from sales of short-term
       investments ..........................           --              116.2             --               --             116.2
     Purchases of short-term investments ....           --             (119.6)            --               --            (119.6)
     Other, net .............................           --               --                (.3)            --               (.3)
                                               -------------    -------------    -------------    -------------   -------------
Net cash flow from investing activities .....           --            1,565.5           (434.2)            --           1,131.3
                                               -------------    -------------    -------------    -------------   -------------
Financing Activities:
     Borrowings (repayment) under bank
       facilities, net.......................       (1,000.3)           407.0             43.8             --            (549.5)
     Proceeds from exercise of stock options
       and warrants .........................           90.9             --               --               --              90.9
     Purchase of treasury stock .............          (69.1)            --               --               --             (69.1)
     Repayment of other notes ...............           --              (12.0)           (38.9)            --             (50.9)
     Increase (decrease) in intercompany
       payables .............................         (657.0)          (613.5)         1,270.5             --              --
     Payment of Preferred Stock dividends ...          (45.0)            --               --               --             (45.0)
     Other, net .............................           (1.9)            (3.7)           (33.1)            --             (38.7)
                                               -------------    -------------    -------------    -------------   -------------
Net cash flow from financing activities .....       (1,682.4)          (222.2)         1,242.3             --            (662.3)
                                               -------------    -------------    -------------    -------------   -------------
     Net decrease in cash and
       cash equivalents .....................          (26.1)           (97.4)           (32.4)            --            (155.9)
     Cash and cash equivalents at beginning
       of period ............................           47.4            223.3            193.4             --             464.1
                                               -------------    -------------    -------------    -------------   -------------
Cash and cash equivalents at end of period ..  $        21.3    $       125.9    $       161.0    $        --     $       308.2
                                               =============    =============    =============    =============   =============

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)


                                                                      Nine Months Ended September 30, 1995
                                               ---------------------------------------------------------------------------------
                                                                                     Non-
                                                   Viacom          Viacom         Guarantor                        Viacom Inc.
                                                    Inc.        International     Affiliates       Eliminations    Consolidated
                                               -------------    -------------    -------------    -------------    -------------
Net cash flow from operating activities ....   $       132.6    $        72.5    $      (845.6)   $        --     $      (640.5)
                                               -------------    -------------    -------------    -------------   -------------
Investing Activities:
     Capital expenditures ..................             (.1)          (123.7)          (382.5)            --            (506.3)
     Acquisitions, net of cash acquired ....            --               --             (470.9)            --            (470.9)
     Proceeds from dispositions ............            --            1,036.1            400.0             --           1,436.1
     Investments in and advances to
       affiliated companies ................            --              (51.8)           (42.1)            --             (93.9)
     Proceeds from sales of short-term
       investments .........................            --              248.0             --               --             248.0
     Purchases of short-term investments ...            --             (258.3)            --               --            (258.3)
     Other, net ............................            --               --                8.1             --               8.1
                                               -------------    -------------    -------------    -------------   -------------
Net cash flow from investing activities ....             (.1)           850.3           (487.4)            --             362.8
                                               -------------    -------------    -------------    -------------   -------------

Financing Activities:
     Borrowings (repayment) under bank
       facilities, net......................          (758.9)            --                4.0             --            (754.9)
     Proceeds from issuance of 7.75%
       senior notes ........................           990.4             --               --               --             990.4
     Proceeds from exercise of stock options
       and warrants ........................           149.9             --               --               --             149.9
     Settlement of CVRs ....................           (81.9)            --               --               --             (81.9)
     Payment of Preferred Stock dividends ..           (45.0)            --               --               --             (45.0)
     Increase (decrease) in intercompany
       payables ............................           393.7           (582.7)           189.0             --              --
     Other, net ............................           (10.6)            (0.6)           (18.5)            --             (29.7)
                                               -------------    -------------    -------------    -------------   -------------
Net cash flow from financing activities ....           637.6           (583.3)           174.5             --             228.8
                                               -------------    -------------    -------------    -------------   -------------
     Net increase (decrease) in cash and
       cash equivalents ....................           770.1            339.5         (1,158.5)            --             (48.9)
     Cash and cash equivalents at beginning
       of period ...........................            31.6             63.4            502.7             --             597.7
                                               -------------    -------------    -------------    -------------   -------------
Cash and cash equivalents at end of period .   $       801.7    $       402.9    $      (655.8)   $        --     $       548.8
                                               =============    =============    =============    =============   =============

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Management's discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

The following tables set forth revenues and operating income by business segment, for the three and the nine months ended September 30, 1996 and 1995. Results for each period presented exclude contributions from the Cable segment, which are reported separately as discontinued operations.

                             Three months ended        Percent     Nine months ended        Percent
                                September 30,          Change         September 30,         Change
                            ---------------------      ------    -----------------------    ------
                              1996         1995                    1996        1995
                            --------     --------                --------    --------
                               (In millions)                         (In millions)
Revenues:
Networks and Broadcasting   $  649.6    $  551.1          18%    $1,784.4    $1,536.3          16%
Entertainment ...........      864.7       736.8          17      2,569.2     2,743.7          (6)
Video and Music/
          Theme Parks ...    1,070.8       938.6          14      2,878.5     2,447.4          18
Publishing ..............      785.4       735.3           7      1,690.9     1,600.8           6
Intercompany ............      (18.7)       (8.2)       (128)       (37.9)      (19.8)        (91)
                            --------     --------                --------    --------
          Total .........   $3,351.8    $2,953.6          13     $8,885.1    $8,308.4           7
                            ========     ========                ========    ========

Operating income: (a)
Networks and Broadcasting   $  177.4    $  155.5          14%    $  447.2    $  402.2          11%
Entertainment ...........       43.1        36.4          18        229.9       306.6         (25)
Video and Music/
          Theme Parks ...      131.6       135.9          (3)       301.1       394.7         (24)
Publishing ..............      189.5       170.3          11        157.6       144.6           9
Corporate expenses ......      (46.4)      (35.5)        (31)      (126.2)     (109.1)        (16)
                            --------     --------                --------    --------
          Total .........   $  495.2    $  462.6           7     $1,009.6    $1,139.0         (11)
                            ========     ========                ========    ========

(a) Operating income is defined as net earnings before discontinued operations, minority interest, equity in earnings (loss) of affiliated companies (net of tax), provision for income taxes, other items (net), and interest expense (net).

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


EBITDA
------

The following table sets forth EBITDA (defined as operating income (loss) before depreciation and amortization) for the three and nine months ended September 30, 1996 and 1995. EBITDA does not reflect the effect of significant amounts of amortization of goodwill related to business combinations accounted for under the purchase method. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

                             Three months ended        Percent     Nine months ended        Percent
                                September 30,          Change         September 30,         Change
                            ---------------------      ------    -----------------------    ------
                              1996         1995                    1996        1995
                            --------     --------                --------    --------
                               (In millions)                         (In millions)
EBITDA:
Networks and Broadcasting   $  211.2    $  184.9          14%    $  543.5    $  484.4          12%
Entertainment ...........       78.8        71.5          10        336.2       409.4         (18)
Video and Music/
          Theme Parks ...      231.1       228.7           1        588.1       638.6          (8)
Publishing ..............      223.1       211.3           6        266.7       258.1           3
Corporate ...............      (42.8)      (33.6)        (27)      (117.0)     (104.1)        (12)
                            --------     --------                --------    --------
          Total .........   $  701.4    $  662.8           6     $1,617.5    $1,686.4          (4)
                            ========     ========                ========    ========

RESULTS OF OPERATIONS
---------------------

Revenues increased 13% to $3.35 billion for the third quarter of 1996 from $2.95 billion for the third quarter of 1995, driven primarily by strong performances at MTV Networks, Blockbuster Video and Paramount Pictures. MTV Networks posted double-digit gains in affiliate and advertising revenues, Blockbuster Video continued expanding Company-owned stores and reported a 4% increase in worldwide same-store sales and Paramount Pictures recorded higher results due to the box office success of Mission Impossible and The First Wives Club. EBITDA increased 6% to $701.4 million for the third quarter of 1996 from $662.8 million for the third quarter of 1995. Operating income increased 7% to $495.2 million for the third quarter of 1996 from $462.6 million for the third quarter of 1995.

Revenues increased 7% to $8.89 billion for the nine months ended September 30, 1996 from $8.31 billion for the nine months ended September 30, 1995, due primarily to MTV Networks continued gains in affiliate and advertising revenues. EBITDA decreased 4% to $1.62 billion for the nine months ended September 30, 1996 from $1.69 billion for the nine months ended September 30, 1995. Operating income decreased 11% to $1.01 billion for the nine months ended September 30, 1996 from $1.14 billion for the nine months ended September 30, 1995. Operating results decreased due principally to the stronger foreign theatrical and home video performance of Paramount Pictures' Forrest Gump in the prior year and continued difficult conditions in the music retailing industry, as reflected in Blockbuster's results.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Segment Results of Operations
-----------------------------

Networks and Broadcasting (Basic Cable and Premium Subscription Television Program Services, Television and Radio Stations)


                             Three months ended        Percent     Nine months ended        Percent
                                September 30,          Change         September 30,         Change
                            ---------------------      ------    -----------------------    ------
                              1996         1995                    1996        1995
                            --------     --------                --------    --------
                               (In millions)                         (In millions)
Revenues                    $  649.6    $  551.1         18%     $1,784.4    $1,536.3         16%
Operating Income            $  177.4    $  155.5         14      $  447.2    $  402.2         11
EBITDA                      $  211.2    $  184.9         14      $  543.5    $  484.4         12


The Networks and Broadcasting segment is comprised of MTV Networks ("MTVN"), basic cable television program services; Showtime Networks Inc. ("SNI"), premium subscription television program services; Television and Radio stations. For the third quarter of 1996, MTVN revenues of $349.3 million and EBITDA of $148.6 million each increased 27%, and operating income of $132.0 million increased 28% over the same year-earlier period. For the nine months ended September 30, 1996, MTVN revenues of $901.7 million increased 26% and both EBITDA of $352.9 million and operating income of $306.9 million increased 22% over the same nine-month period last year. The increase in MTVN revenues principally reflects higher affiliate and advertising revenues due principally to rate increases. MTVN's EBITDA and operating income gains were driven by the increased revenues partially offset by start-up costs of Nick at Nite's TV Land, increased expenses associated with international expansion and increased programming investment.

For the third quarter ended September 30, 1996, SNI's revenues, EBITDA, and operating income increased 18%, 9% and 4% respectively, and for the nine months ended September 30, 1996, revenues increased 12% and EBITDA and operating income each increased 24% over the same prior-year periods. Such increases are principally due to an increase of approximately 1.1 million subscribers from September 30, 1995, reflecting the continued growth of direct broadcasting satellite subscribers, partially offset by higher programming expenses. SNI served a total of 15.6 million subscribers at September 30, 1996.

For the third quarter of 1996, Television and Radio revenues, EBITDA and operating income decreased 7%, 11% and 16%, respectively. For the nine months ended September 30, 1996, Television and Radio revenues remained relatively constant, while EBITDA and operating income decreased 5% and 9%, versus the prior year, respectively. Television results reflect the impact of the Company's strategy of swapping network-affiliated television stations for United Paramount Network affiliates. On a same-station basis, Television and Radio revenues, EBITDA and operating income increased 6%, 7% and 5%, respectively, for the third quarter and 6%, 7% and 8% for the nine months ended September 30, 1996, respectively, over the same prior-year periods.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Entertainment (Motion Pictures and Television Programming, Movie Theaters, and New Media and Interactive Services)

                             Three months ended        Percent     Nine months ended        Percent
                                September 30,          Change         September 30,         Change
                            ---------------------      ------    -----------------------    ------
                              1996         1995                    1996        1995
                            --------     --------                --------    --------
                               (In millions)                         (In millions)
Revenues                    $  864.7    $  736.8         17%     $2,569.2    $2,743.7         (6)%
Operating Income            $   43.1    $   36.4         18      $  229.9    $  306.6        (25)
EBITDA                      $   78.8    $   71.5         10      $  336.2    $  409.4        (18)

The Entertainment segment is principally comprised of Paramount Pictures, Paramount Television, Spelling Entertainment Group Inc. ("Spelling") and the former Viacom Entertainment. For the quarter ended September 30, 1996, the major worldwide theatrical revenue contributors were Paramount Pictures' Mission Impossible, The First Wives Club and Primal Fear versus Clueless, Indian in the Cupboard, Forrest Gump and Congo in the same year-earlier period. Paramount Pictures' third quarter results also reflect increased feature motion picture sales to television networks and increased cable and syndication revenues of the television programming library. For the nine months ended September 30, 1996, Paramount Pictures' theatrical and home video revenues did not match the stronger foreign theatrical and home video performance of Paramount Pictures' Forrest Gump and the sale of certain television series syndication rights for the same prior-year period. The results of operations for the nine months ended September 30, 1996 include $100 million of EBITDA and operating income attributable to Viacom's strategic alliance with Kirch Group, the German media group. The nine-month comparisons also reflect, in 1995, $250 million of revenues and $68 million of EBITDA and operating income resulting from the conforming of accounting policies pertaining to the television programming libraries of Viacom Entertainment, Spelling and Paramount. Spelling's operating results for 1996 were affected adversely by softness in the direct-to-video market and significantly higher production funding which resulted in lower EBITDA for the third quarter and nine months ended September 30, 1996 as compared to the same year-earlier periods.

Video and Music/Theme Parks (Home Video and Music Retailing/Theme Parks)

                             Three months ended        Percent     Nine months ended        Percent
                                September 30,          Change         September 30,         Change
                            ---------------------      ------    -----------------------    ------
                              1996         1995                    1996        1995
                            --------     --------                --------    --------
                               (In millions)                         (In millions)
Revenues                    $1,070.8    $  938.6         14%     $2,878.5    $2,447.4         18%
Operating Income            $  131.6    $  135.9         (3)     $  301.1    $  394.7        (24)
EBITDA                      $  231.1    $  228.7          1      $  588.1    $  638.6         (8)

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


The Video and Music/Theme Parks segment is comprised principally of Blockbuster Video and Music, and Paramount Parks. The revenue increases for the quarter and nine months ended September 30, 1996 reflect the increased number of Company-owned video stores in operation in 1996 as compared to 1995 and a 4% increase in worldwide same-store sales. Blockbuster Video ended the quarter with 5,021 stores, a net increase of 722 stores from September 30, 1995. For the nine months ended September 30, 1996, the decreases in EBITDA and operating income reflect continuing difficult conditions in the music retailing industry and increased rental tape amortization cost compared with lower than normal amortization in 1995, partially offset by the revenue increase. Music stores revenues of $140.3 million and $412.9 million for the third quarter and nine months ended September 30, 1996 increased 12% and 8%, respectively, over the comparable prior-year periods. Music stores posted a small EBITDA loss in the third quarter and for the nine months ended September 30, 1996 as compared to contributing positive EBITDA in the respective periods last year. Music stores recorded operating losses of $10.3 million and $29.5 million for the three-and nine-month periods as compared to an operating loss of $1.5 million and operating income of $2.6 million for the prior periods in 1995. For the third quarter of 1996, Theme Parks revenues, operating income and EBITDA increased 6%, 74% and 24%, respectively. For the nine months ended September 30, 1996, Theme Parks revenues increased 4%, operating income increased 60% and EBITDA increased 18% driven principally by increased attendance.

Publishing (Education; Consumer; Business and Professional, Reference and International Groups)

                             Three months ended        Percent     Nine months ended        Percent
                                September 30,          Change         September 30,         Change
                            ---------------------      ------    -----------------------    ------
                              1996         1995                    1996        1995
                            --------     --------                --------    --------
                               (In millions)                         (In millions)
Revenues                    $  785.4    $  735.3          7%     $1,690.9    $1,600.8          6%
Operating Income            $  189.5    $  170.3         11      $  157.6    $  144.6          9
EBITDA                      $  223.1    $  211.3          6      $  266.7    $  258.1          3

Publishing is comprised of Simon & Schuster which includes imprints such as Simon & Schuster, Pocket Books, Prentice Hall and Macmillan Computer Publishing. The revenue increases for the quarter and nine months ended September 30, 1996 primarily reflect strong sales from the Higher Education and International Groups, which benefited from an enhanced focus in Latin America and Asia. For the third quarter, revenue increases were partially offset by lower sales volume for the Consumer Group as a result of a weak retail market. Revenue increases for the nine months ended September 30, 1996 were partially offset by lower sales in the Elementary Education Group resulting from the strong performance of the Music and Language Arts Programs in 1995 versus the less successful 1996 Reading program. The increase in operating income and EBITDA for the comparable periods is primarily attributable to the gross profit impact of Higher Education's increased sales volume and on a year-to-date basis the improved results of Macmillan Computer Publishing and the Consumer Group.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Other Income and Expense Information
------------------------------------

Discontinued operations

Discontinued operations for the nine months ended September 30, 1996 reflect the results of operations, net of tax, of the Cable segment which was split-off from the Company on July 31, 1996, and MSG, which was sold on March 10, 1995 (see
Note 2 of Notes to Consolidated Financial Statements). The gain on the Cable split-off of $1.3 billion is included in the Company's results of operations for the three months ended September 30, 1996. On July 31, 1996, Viacom reduced its debt by $1.7 billion and reduced its total number of outstanding Common shares by approximately 4.1%.

Corporate expenses

Corporate expenses, including depreciation expense, increased 31% to $46.4 million for the third quarter of 1996 from the same prior-year period primarily related to litigation and professional fees and increased 16% to $126.2 million for the nine months ended September 30, 1996 over the comparable nine-month period, principally reflecting the impact of executive severance expense in 1996.

Interest expense, net

For the three-and nine-month period ended September 30, 1996, net interest expense decreased 6% to $197.1 million and decreased slightly to $611.4 million, respectively. The Company had approximately $10.2 billion and $10.9 billion principal amount of debt outstanding (including current maturities) as of September 30, 1996 and September 30, 1995, respectively, at weighted average interest rates of 7.3% and 7.6%, respectively.

Provision for income taxes

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated annual effective tax rate of 63.5% for 1996 and the annual effective tax rate of 64.9%, restated to reflect the current discontinued operations presentation for 1995, were both adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes.

Equity in loss of affiliates

"Equity in loss of affiliated companies, net of tax" of $5.7 million and $9.3 million for the third quarter of 1996 and the nine months then ended improved from a loss of $14.7 million and $29.1 million, respectively, primarily reflecting improved operating results for the third quarter and the first nine months of 1996 of USA Networks and United Cinemas International Multiplex B.V., partially offset by net losses from Gulf DTH, an international start-up equity venture. The equity loss for the third quarter and nine months ended September 30, 1995 primarily reflects the loss of $9 million and $29.7 million, respectively, related to the Company's 49.9% interest in Discovery Zone, partially offset by operating results of USA Networks.

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

The Company was in compliance with all debt covenants and had satisfied all financial ratios and tests under the agreements as of September 30, 1996 and the Company expects to be in compliance and satisfy all such covenant ratios as may be applicable from time to time during 1996.

The Company's scheduled maturities of indebtedness through December 31, 2000, assuming full utilization of the credit agreements are $37 million (1996), $752 million (1997), $1.0 billion (1998), $1.5 billion (1999) and $1.3 billion
(2000). As of September 30, 1996, the Company has classified short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

As a result of the July 31, 1996 Cable split-off, the Company reduced its notes payable to banks by $1.7 billion of which $1.5 billion represents a permanent reduction in its credit facility.

The Company has provided a (i) term loan of $100 million and (ii) a revolving credit facility of $140 million to fund Spelling's working capital and other requirements, (collectively the "Spelling Facility"). All outstanding borrowings under the Spelling Facility were due to mature on March 31, 1997. On September 30, 1996, the Company and Spelling executed a Credit Agreement (the "Spelling Credit Agreement"), which replaced the Spelling Facility. The Spelling Credit Agreement provides for (i) a term loan of $200 million and (ii) a revolving credit facility of $155 million to fund Spelling's working capital and other requirements. All outstanding borrowings under the Spelling Credit Agreement mature on December 31, 1998. The Spelling borrowings and related receivables have been eliminated in consolidation.

The commitments of the Company for program license fees which are not reflected in the balance sheet as of September 30, 1996, estimated to aggregate approximately $1.9 billion, principally reflect commitments under SNI's exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Current assets increased to $5.7 billion as of September 30, 1996 from $5.2 billion as of December 31, 1995 primarily attributable to increases in accounts receivable at Publishing due to sales volume, inventory increases at Blockbuster and Pictures due to purchases of retail inventory and investment in feature film inventory, respectively. The allowance for doubtful accounts as a percentage of receivables was 5% as of September 30, 1996 and 6% as of December 31, 1995. Property and equipment decreased $224.2 million. This decrease reflects the disposition of the Company's Cable systems, partially offset by capital expenditures of $363.3 million and capitalized leases of $104.7 million primarily related to capital additions for new and existing video stores, additional construction and equipment upgrades for theme parks and additional transponders. Current liabilities decreased to $3.8 billion as of September 30, 1996 from $4.1 billion as of December 31, 1995, reflecting the payments for a seasonally high level of Blockbuster videocassette purchases made in the fourth quarter of 1995 and payment of accrued compensation and other normal operating activity. Long-term debt, including current maturities, decreased to $10.2 billion as of September 30, 1996 from $10.8 billion as of December 31, 1995, reflecting permanent reductions in credit facilities, offset by continued investment in the Company's businesses.

Net cash flow from operating activities was negative $624.9 million for the nine months ended September 30, 1996 versus negative $640.5 million for the nine months ended September 30, 1995. The negative cash flow was primarily attributable to the seasonality of the Company's segments, including receivable increases due to volume growth at Publishing and the timing of payments for higher purchases of rental inventory at Blockbuster Video. Increases in Paramount Pictures' investment in feature film inventory, as well as higher foreign syndication receivables, reduced operating cash flows.

Net cash flow from investing activities of $1.1 billion for the nine months ended September 30, 1996 principally reflects the proceeds of $1.7 billion from the split-off of the Company's Cable systems, partially offset by capital expenditures and other acquisitions. Net cash flow from investing activities of $362.8 million for the nine months ended September 30, 1995, principally reflects proceeds from the sale of MSG and other dispositions, partially offset by capital expenditures and other acquisitions. Financing activities principally reflect borrowings and repayments of debt under the credit agreements. In 1996, net cash flow from financing activities primarily reflects the permanent reduction in the Company's credit facility, and in 1995, the issuance of the 7.75% Senior Notes, partially offset by repayments of debt under bank facilities.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Capital Structure

The following table sets forth the Company's long-term debt, net of current portion as of September 30, 1996 and December 31, 1995:

                                         September 30, 1996    December 31, 1995
                                         ------------------    -----------------
                                                       (In millions)
Notes payable to banks ...............        $ 5,655.3             $ 6,206.9
Senior debt ..........................          2,484.0               2,482.8
Senior subordinated debt .............            639.9                 636.8
Subordinated debt ....................            955.7                 946.7
Obligations under capital leases .....            489.6                 421.9
Other notes ..........................             13.4                  62.1
                                              ---------             ---------
                                               10,237.9              10,757.2
Less current portion .................             55.8                  45.1
                                              ---------             ---------
                                              $10,182.1             $10,712.1
                                              =========             =========

The notes and debentures are presented net of an aggregate unamortized discount of $170.5 million as of September 30, 1996 and $181.9 million as of December 31, 1995.

On May 10, 1996, a subsidiary of the Company entered into a $500 million 364-day film financing credit agreement, guaranteed by Viacom International Inc. and the Company.

Debt, including the current portion, as a percentage of total capitalization of the Company was 44% at September 30, 1996 and 47% at December 31, 1995 principally reflecting the effect of the Cable split-off.

The Company enters into interest rate exchange agreements with off-balance sheet risk in order to reduce its exposure to changes in interest rates on its variable rate long-term debt. As of September 30, 1996, the Company and its subsidiaries had obtained interest rate protection agreements with respect to approximately $600 million of indebtedness, which effectively change the Company's interest rate on variable rate borrowings to fixed interest rates. The interest rate protection agreements mature during March 1997.

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

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


The Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock and contingent value rights of Viacom and guarantees of such debt securities by Viacom International which may be issued for aggregate gross proceeds of $3.0 billion. The registration statement was declared effective on May 10, 1995. The net proceeds from the sale of the offered securities may be used by Viacom to repay, redeem, repurchase or satisfy its obligations in respect of its outstanding indebtedness or other securities; to make loans to its subsidiaries; for general corporate purposes; or for such other purposes as may be specified in the applicable Prospectus Supplement. The Company filed a post-effective amendment to this registration statement on October 21, 1996. To date, the Company issued $1.6 billion of notes and debentures and has $1.4 billion remaining availability under the shelf registration statement.

                          PART II -- OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

11   Statement re: Computation of Net Earnings Per Share.

27   Financial Data Schedule.


(b)  Reports on Form 8-K for Viacom Inc.

     Current Report on Form 8-K of Viacom Inc. with a report date of July 18, 1996, relating to the establishment of the Exchange Ratio pursuant to the "Dutch Auction" conducted among participating Viacom Inc. shareholders in connection with the split-off of Viacom Inc.'s cable television business.

     Current Report on Form 8-K of Viacom Inc. with a report date of July 30, 1996, relating to Viacom Inc.'s completion of the Exchange Offer and related transactions resulting in the split-off of Viacom Inc.'s cable television business.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       VIACOM INC.
                                             ------------------------------
                                                       (Registrant)



Date      November 14, 1996                  \s\ Sumner M. Redstone
     -----------------------------           ------------------------------
                                             Sumner M. Redstone
                                             Chairman of the Board of Directors,
                                             Chief Executive Officer




Date      November 14, 1996                  \s\ George S. Smith, Jr.
     -----------------------------           ------------------------------
                                             George S. Smith, Jr.
                                             Senior Vice President,
                                             Chief Financial Officer

Exhibit Index

11   Statement re: Computation of Net Earnings Per Share.

27   Financial Data Schedule.