Form 10-K
period 1996-12-31
VIACOM INC
filed 1997-03-31
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K
                            ------------------------
                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 COMMISSION FILE NUMBER 1-9553
                            ------------------------

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

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of March 21, 1997, 69,460,550 shares of Viacom Inc. Class A Common Stock, $0.01 par value ("Class A Common Stock"), and 282,799,274 shares of Viacom Inc. Class B Common Stock, $0.01 par value ("Class B Common Stock"), were outstanding. The aggregate market value of the shares of Class A Common Stock (based upon the closing price of $36.50 per share as reported by the American Stock Exchange on that date) held by non-affiliates was approximately $825,705,701.00 and the aggregate market value of the shares of the Class B Common Stock (based upon the closing price of $37.00 per share as reported by the American Stock Exchange on that date) held by non-affiliates was approximately $8,532,322,359.00.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The Definitive Proxy of the Registrant for the 1997 Annual Meeting of Shareholders (Part III to the extent described herein).

                                     Part I

Item 1. Business.
Background

      Viacom Inc. (together with its subsidiaries and divisions, unless the context otherwise requires, the "Company") is a diversified entertainment and publishing company with operations in four segments: (i) Networks and Broadcasting, (ii) Entertainment, (iii) Video and Music/Theme Parks, and (iv) Publishing. Through the Networks and Broadcasting segment, the Company operates
MTV: MUSIC TELEVISION(R), SHOWTIME(R), NICKELODEON(R)/NICK AT NITE(R) and VH1 MUSIC FIRST(TM), among other program services, and 11 broadcast television stations. Through the Entertainment segment, which includes PARAMOUNT PICTURES(R) and the Company's approximately 75%-owned subsidiary SPELLING ENTERTAINMENT GROUP INC. ("SPELLING"), the Company produces and distributes theatrical motion pictures and television programming. Through the Video and Music/Theme Parks segment, which includes the BLOCKBUSTER(R) family of businesses and PARAMOUNT PARKS(R), the Company owns, operates and franchises videocassette rental and sales stores worldwide and owns and operates music stores in the U.S. In addition, PARAMOUNT PARKS owns and operates five theme parks and one water park in the U.S. and Canada. Through the Publishing segment, which includes SIMON & SCHUSTER(R), MACMILLAN PUBLISHING USA(TM) and PRENTICE HALL(R), the Company publishes and distributes educational, consumer, business, technical and professional books, and audio-video software products.

      The Company was organized in Delaware in 1986 for the purpose of acquiring the stock of a predecessor. On March 11, 1994, the Company acquired a majority of outstanding shares of Paramount Communications Inc. by tender offer; on July 7, 1994, Paramount Communications Inc. became a wholly owned subsidiary of the Company, and, on January 3, 1995, Paramount Communications Inc. was merged into the principal subsidiary of the Company. On September 29, 1994, Blockbuster Entertainment Corporation merged with and into the Company. On July 31, 1996, the Company completed the split-off of a subsidiary that held its cable television systems to its shareholders pursuant to an exchange offer and related transactions. On February 16, 1997, the Company entered into an agreement to sell its ten radio stations to Evergreen Media Corporation of Los Angeles. Additionally, the Company has determined to dispose of its interactive game businesses, including VIRGIN INTERACTIVE ENTERTAINMENT(TM) which SPELLING plans to dispose of in 1997. Each of the radio and interactive games business units are now accounted for as discontinued operations (see "Business -- Discontinued Operations").

      As of March 21, 1997, National Amusements, Inc. ("NAI"), a closely held corporation that owns and operates more than 1,100 movie screens in the U.S. and the U.K., owned approximately 67% of the Company's voting Class A Common Stock ("Class A Common Stock"), and approximately 28% of the Company's outstanding Class A Common Stock and non-voting Class B Common Stock ("Class B Common Stock") on a combined basis. NAI is not subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board and Chief Executive Officer of the Company.

      The Company's principal offices are located at 1515 Broadway, New York, New York 10036 (telephone 212/258-6000). At December 31, 1996, the Company and its affiliated companies employed approximately 83,500 people, of which approximately 33,000 were full-time salaried employees.

Business

Networks and Broadcasting

Networks. The Company owns and operates advertiser-supported basic cable television program services and premium subscription television program services in the U.S. and internationally. The MTV Networks division ("MTVN") includes such owned and operated program services as MTV: MUSIC TELEVISION(R) ("MTV") in the U.S., in Europe and in Latin America, NICKELODEON(R) in the U.S., in Latin America and in Scandinavia, NICK AT NITE(R), VH1 MUSIC FIRST(TM) (in the U.S., "VH1"), and VH-1(TM) in the U.K., MTV's recent spin-off, M2: MUSIC TELEVISION(TM), and NICKELODEON's recent spin-off, NICK AT NITE'S TV LAND(TM) in the U.S. MTVN also participates in program services as a joint venturer, including MTV(TM) in Asia and in Brazil, NICKELODEON(TM) and THE PARAMOUNT CHANNEL(TM) in the U.K., NICKELODEON(TM) in Australia and in Germany, and VH-1 in Germany. Showtime Networks Inc. ("SNI") owns and operates SHOWTIME(R), THE MOVIE CHANNEL(TM) and FLIX(R), and participates as a joint venturer in, and is the manager of, SUNDANCE CHANNEL(R), a premium subscription television program service which launched on February 29, 1996. Additionally, the Company participates as a joint venturer in the UNITED PARAMOUNT NETWORK(R) ("UPN"), a broadcast television network, and in four advertiser-supported basic cable program services: USA NETWORK(TM) and SCI-FI CHANNEL(TM) (both of which are operated by USA Networks), COMEDY CENTRAL(R), and ALL NEWS CHANNEL(TM). The Company also participates as a joint venturer in a direct-to-home platform offering programming in the Middle East ("GULF DTH"). GULF DTH, which launched in April 1996, includes programming from MTV, VH-1, NICKELODEON, NICK AT NITE'S TV LAND, THE PARAMOUNT CHANNEL (see "Business -- Entertainment"), and a Middle East-oriented premium subscription movie-based program service managed by SNI called THE MOVIE CHANNEL, among other services.

      Generally, the Company's networks are offered to customers of cable television operators, distributors of direct-to-home satellite services ("DTH") and other multichannel distributors. DTH distributors provide service by either low-powered C-Band satellite technology (received by large satellite dishes at customers' premises, "TVRO") or mid-to high-powered K-Band satellite technology (received by smaller satellite dishes at customers' premises, "DBS") (TVRO and DBS, together, "DTH"). Cable television operators are currently the predominant distributors of the Company's program services in the U.S. Internationally, the predominant distribution technology varies territory by territory.

      MTV Networks. MTV targets viewers from the ages of 12 to 34 with programming that consists primarily of music videos and concerts, augmented by music and general lifestyle information, comedy and dramatic series, animated programs, news specials, interviews, documentaries and other youth-oriented programming. On

August 1, 1996, the Company launched M2: Music Television, a new 24-hour, seven-days-a-week spin-off of MTV that targets a segment of the 12 to 34 year old audience with a "Freeform" music format which features music videos from a broad range of musical genres and artists.

      MTV continues to expand its business opportunities based on its programming. MTV FILMS(TM) produced the highly successful "BEAVIS & BUTTHEAD DO AMERICA", released by PARAMOUNT PICTURES in December 1996. MTV has also launched lines of home videos, consumer products and books, featuring MTV programming and personalities, as well as on-line services offering music information and interactive versions of MTV programming. In addition, MTV pursues broadcast network and first-run syndication television opportunities through MTV PRODUCTIONS(TM).

      MTV was licensed to approximately 61.6 million domestic subscribers at December 31, 1996 (based on subscriber counts provided by each distributor of the service, including cable, DTH and other multichannel programming providers). According to the December 1996 sample reports issued by the A.C. Nielsen Company (the "Nielsen Report"), MTV reached approximately 66.7 million domestic subscriber households.

MTV also owns and operates, participates in as a joint venturer and licenses third parties to operate MTV program services throughout the world. The MTV international program services are described in the chart below. These international MTV program services are regionally customized to suit the local tastes of their young adult viewers by the inclusion of local music, programming, and on-air personalities, and use of the local language.

      NICKELODEON combines acquired and originally produced programs in a pro-social, non-violent format comprising two distinct program units tailored to age-specific demographic audiences: NICKELODEON, targeted to audiences ages 2 to 15 (which includes NICK JR.(R), a program block designed for 2 to 5 year olds), features a variety of live-action and animated programs, including children's game shows, educational shows, puppet shows, dramatic specials, comedy, adventure and magazine shows; and NICK AT NITE, which attracts primarily audiences ages 18 to 54 and offers mostly situation comedies from various eras, including I LOVE LUCY, THE DICK VAN DYKE SHOW, HAPPY DAYS, THE MARY TYLER MOORE SHOW and TAXI. At December 31, 1996, NICKELODEON/NICK AT NITE was licensed to approximately 63.9 million domestic subscribers (based on subscriber counts provided by each distributor of the service, including cable, DTH and other multichannel programming providers). According to the Nielsen Report, NICKELODEON/NICK AT NITE reached approximately 69.3 million domestic subscriber households. According to the Nielsen Report for the season ending February 23, 1997, NICKELODEON held 56% of the gross ratings points for the kids ages 2 to 11 market. On April 29, 1996, the Company launched NICK AT NITE'S TV LAND, a 24-hour, seven-days-a-week spin-off of NICKELODEON, comprised of a broad range of well-known television programs from various genres, including comedies, dramas, westerns, variety and other formats from the 1950s through the 1980s. At December 31, 1996, NICK AT NITE'S TV LAND was licensed to approximately 18.3 million domestic subscribers (based on subscriber counts provided by each distributor of the service, including cable, DTH and other multichannel programming providers).

      NICKELODEON licenses its brands and characters for and in connection with merchandise, home video and publishing worldwide. Additionally, the Company publishes a monthly NICKELODEON MAGAZINE, which had approximately 603,000 subscribers at December 31, 1996, and created NICKELODEON MOVIES(TM), a new unit, which is developing a mix of story and character-driven projects based on original ideas and NICKELODEON programming, such as the feature film, HARRIET THE SPY, which was co-produced with PARAMOUNT PICTURES and released in 1996. NICKELODEON also owns and operates theme park attractions and touring shows under its NICKELODEON RECREATION(TM) unit and interactive public attractions and television production studios under its NICKELODEON STUDIOS(R) unit located at Universal Studios Florida. NICKELODEON also promotes its programming through its on-line services.

      NICKELODEON also owns and operates, participates in as a joint venturer and licenses third parties to operate NICKELODEON program services throughout the world. The NICKELODEON international program services are described in the chart below. These international program services are customized by region and country to suit the tastes and needs of their viewers by inclusion of regionally or locally produced programming and by use of local language.

      VH1 presents both current and retrospective music and related programming in the form of: videos, long-form series and specials, original concerts, artist interviews and fashion, and music-based news and information, as well as promotion on its on-line services, and targets an audience from the ages of 25 to 44. At December 31, 1996, VH1 was licensed to approximately 54.5 million domestic subscribers (based on subscriber counts provided by each distributor of the service, including cable, DTH and other multichannel programming providers). According to the Nielsen Report, VH1 reached approximately 56.3 million domestic subscriber households. International versions of VH1 program services are described in the chart below.

      MTVN, in exchange for cash and advertising time or for promotional consideration only, licenses from record companies music videos for exhibition on MTV, VH1 and other MTVN program services. The agreements generally cover a three to five year period and contain provisions regarding video debut and exclusivity rights in the U.S. MTVN has entered into multi-year global music video licensing agreements with certain of the major record companies. MTVN also is negotiating and expects to conclude additional license agreements with major and independent labels. However, there can be no assurance that such agreements can be concluded on favorable terms. MTVN is continuing to take measures to assure its music video program services worldwide access to music videos. (See "Business--Competition--Networks")

      MTVN derives revenues principally from two sources: the sale of time on its own networks to advertisers and the license of the networks to cable television operators, DTH and other distributors. The sale of MTVN advertising time is affected by viewer demographics, viewer ratings and market conditions for advertising time. Adverse changes in general market conditions for advertising may affect MTVN's revenues. (See "Business--Competition--Networks")

The following table sets forth information regarding MTVN program services operated internationally:

Program             Territory           Ownership           Regional Feeds/        Launch/Commencement
Service(1)                                                  Language(2)            Date
----------          ---------           ---------           ---------------        -------------------
MTV Europe(3)       38 territories,     100% by the         3 Regional Feeds       August 1987
                    including most of   Company             (North, Central and
                    Europe, South                           South), all in
                    Africa and                              English (except
                    certain countries                       Central feed now
                    in the former                           partially in German)
                    Soviet Union and
                    the Middle East

MTV Latin America   Latin America,      100% by the         2 Regional Feeds in    October 1993
                    the Caribbean,      Company             Spanish
                    Brazil and the
                    U.S.

MTV Brasil          Brazil              Joint Venture       Portuguese             October 1990
                                        (with Abril S.A.)

MTV                 Taiwan, certain     Joint Venture       Mandarin               April 1995
Mandarin            provinces in        (with PolyGram
                    China* and          N.V.)
                    Singapore

MTV Asia            South East Asia     Joint Venture       English                May 1995
                    (Brunei,            (with PolyGram
                    Thailand,           N.V.)
                    Singapore,
                    Indonesia,
                    Malaysia,
                    Vietnam), Hong
                    Kong*, South
                    Korea* and the
                    Philippines

MTV India           India, Sri Lanka,   Joint Venture       English and Hindi      October 1996
                    Bangladesh, Nepal   (with PolyGram
                    and Pakistan        N.V.)

Program             Territory           Ownership           Regional Feeds/        Launch/Commencement
Service                                                     Language               Date
----------          ---------           ---------           ---------------        -------------------
MTV Japan           Japan               Licensing            Japanese              December 1992
                                        Arrangement (with
                                        Music Channel Co.,
                                        Ltd.)

MTV Australia       Australia           Licensing            English               March 1997
                                        Arrangement (with
                                        Austereo Village
                                        Music TV Pty
                                        Limited and Optus
                                        Vision Pty Limited)

Nickelodeon         Latin America,      100% by the Company  Spanish and           December 1996
Latin America       Brazil and the                           Portuguese
                    Caribbean

Nickelodeon         Scandinavia         100% by the Company  Two regional          February 1997
Nordic*             (including                               feeds/English and
                    Sweden, Norway,                          Swedish
                    Denmark)

Program             Territory           Ownership           Regional Feeds/        Launch/Commencement
Service                                                     Language               Date
----------          ---------           ---------           ---------------        -------------------
Nickelodeon         Germany             Joint Venture (with   German                July 1995
Germany*                                Ravensburger Film
                                        and TV GmbH and
                                        Bear Stearns)

Nickelodeon U.K.*   United Kingdom      Joint Venture (with   English               September 1993
                                        British Sky
                                        Broadcasting
                                        Limited)

Nickelodeon         Australia           Joint Venture (with   English               October 1995
Australia                               XYZ Entertainment
                                        Pty Ltd.)

VH-1 U.K.           U.K., Ireland,      100% by the Company   English               September 1994
                    the Middle East,
                    Africa,
                    Scandinavia and
                    Eastern Europe

VH-1 Germany        Germany             Joint Venture (with   German                May 1995
                                        Bear Stearns)

----------
(1) Unless otherwise indicated by an asterisk, the program services are 24 hours-a-day, and seven days-a-week.
(2) All MTV and VH-1 program services include English language music videos.
(3) In 1996 MTV Europe divided its one Pan-European service into three regional services in order to provide viewers with more locally relevant programming, including some local language programming. At December 31, 1996, MTV Europe had
56.1 million subscribers (based on subscriber counts provided by each distributor of the service, including cable, DTH and other multichannel programming providers).

      Showtime Networks Inc. SNI owns and operates three commercial-free, premium subscription television program services: SHOWTIME, offering recently released theatrical feature films, original movies and series, family entertainment and boxing and other special events; THE MOVIE CHANNEL, offering recently released theatrical films and related programming and, beginning in March 1997, original movies; and FLIX, an added-value program service featuring theatrical movies primarily from the 1960s, 70s and 80s, as well as select recent titles. At December 31, 1996, SHOWTIME, THE MOVIE CHANNEL and FLIX, in the aggregate, had approximately 15.9 million cable and other subscribers in 50 states and certain U.S. territories. SUNDANCE CHANNEL, a joint venture (among SNI, an affiliate of Robert Redford and an affiliate of PolyGram Filmed Entertainment Distribution Inc.) which is managed and operated by SNI, launched on February 29, 1996. SUNDANCE CHANNEL is a commercial-free 24-hour, seven-days-a-week premium subscription service, dedicated to independent film, featuring top-quality American independent films, documentaries, foreign and classic art films, shorts and animation, with an emphasis on recently released titles.

      SNI also provides special events, such as sports events, to licensees on a pay-per-view basis. In March 1995, SNI entered into an exclusive multi-year agreement with former heavyweight champion Mike Tyson and Don King Productions, Inc. for SHOWTIME EVENT TELEVISION's pay-per-view marketing and distribution of Mike Tyson's fights over three years. SHOWTIME EVENT TELEVISION(TM) is a pay-per-view distributor of special events, including boxing events. To date, SHOWTIME EVENT TELEVISION has distributed four such Mike Tyson fights on a pay-per-view basis.

      On February 5, 1997, SNI sold certain assets of its subsidiary, SHOWTIME SATELLITE NETWORKS INC. ("SSN"), to Consumer Satellite Systems, Inc. ("CSS"). SSN had been in the business of offering subscriptions to the Company's and other program services to TVRO viewers on a direct retail basis. SNI will continue to offer its program services to DTH satellite packagers such as CSS on a wholesale basis.

      In order to exhibit theatrical motion pictures on premium subscription television, SNI enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for SHOWTIME and THE MOVIE CHANNEL, from major or independent motion picture producers and other distributors. SNI's exhibition rights cover the U.S. and may, on a contract-by-contract basis, cover additional territories. SNI has several significant theatrical motion picture license agreements, including the following: with PARAMOUNT PICTURES for the exclusive U.S. premium television rights to up to 196 of PARAMOUNT PICTURES' feature films, commencing with feature films initially theatrically released in the U.S. during the period from 1998 through at least 2004, as well as 300 titles from its film library (see "Business--Entertainment"); with Sony Pictures Entertainment Inc. for the exclusive U.S. premium television rights to up to 125 of TriStar Pictures' feature films initially theatrically released in the U.S. through December 1998 (as well as certain other feature films); with Metro-Goldwyn-Mayer Inc. ("MGM") for the exclusive U.S. premium television rights to up to 150 of MGM's feature films initially theatrically released in the U.S. through August 31, 2001; with PolyGram Filmed Entertainment Distribution Inc. for the exclusive U.S. premium television rights to up to 100 of PolyGram's feature films initially theatrically released in the U.S. through the year 2001; with Castle Rock Entertainment for the exclusive U.S. premium television rights to up to 55 of Castle Rock Entertainment's feature films initially theatrically released in the U.S. through the year 1999; and with Phoenix Pictures ("Phoenix") for the exclusive U.S. premium television rights to up to 40 of Phoenix Pictures' feature films initially theatrically released in the U.S. through the year 2002. SNI's agreement with Phoenix also provided for the Company's acquisition of an approximate 11% equity investment in Phoenix. Theatrical motion pictures are generally exhibited first on SHOWTIME and THE MOVIE CHANNEL after an initial period for theatrical, home video and pay-per-view exhibition and before the period has commenced for standard broadcast television and basic cable television exhibition. Many of the motion pictures which appear on FLIX have been previously available for standard broadcast and other exhibitions.

      SNI also arranges for the development, production, acquisition and, in many cases, distribution of original programs and motion pictures. These original programs and motion pictures premiere in the U.S. on SHOWTIME, unless they are previously theatrically released. Such programming is also exploited in various media worldwide. As part of its original programming strategy, SNI intends to produce or acquire approximately 50 SHOWTIME original movies in 1997. The producers of SNI's original motion pictures are given an opportunity to seek a theatrical release prior to their exhibition on SHOWTIME. If they are not successful in obtaining such a theatrical release, these pictures then premiere in the U.S. on SHOWTIME. SNI has entered into and plans to continue to enter into co-financing, co-production and/or co-distribution arrangements with other parties to reduce the net cost to SNI for its original movies. In 1996, Hallmark Entertainment Distribution Company was the predominant co-producer, co-financier and co-distributor of SNI's original motion pictures that were produced and premiered in that calendar year.

      The costs of acquiring premium television rights to programming and producing original motion pictures are the principal expenses of SNI. At December 31, 1996, in addition to program acquisition commitments reflected in the Company's financial statements, SNI had commitments to acquire programming rights and original programming commitments in an aggregate amount of approximately $1.5 billion, most of which is payable over the next six years as part of SNI's normal programming expenditures. SNI's commitments to acquire programming rights are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

      Other Joint Ventures. USA Networks, a joint venture of the Company and Universal Studios, Inc. ("Universal"), operates two advertiser-supported basic cable television program services in the U.S.: USA NETWORK, a general entertainment and sports channel, and SCI-FI CHANNEL, a science fiction channel. Internationally, USA Networks operates USA NETWORK in Latin America and SCI-FI CHANNEL in Europe. COMEDY CENTRAL, a joint venture of the Company and Home Box Office ("HBO"), a division of Time Warner, is an advertiser-supported basic cable television comedy program service. ALL NEWS CHANNEL, a joint venture of the Company and Conus Communications Company Limited Partnership, a limited partnership whose managing general partner is Hubbard Broadcasting, Inc., consists of national and international news, weather, sports and business news.

      United Paramount Network. On January 15, 1997, the Company acquired a 50% interest in UPN(R) from BHC Communications, Inc. ("BHC"), an affiliate of Chris Craft Industries, Inc., pursuant to an option the Company exercised on December 4, 1996, for a price of approximately $160 million, an amount equaling approximately one-half of BHC's aggregated cash contributions to UPN through the exercise date, plus market-based interest. At December 31, 1996, UPN provided 10 hours of programming a week, including two-hour prime-time programming blocks three nights a week, to affiliates in approximately 159 U.S. television markets, reaching approximately 90% of all U.S. television households. The Company also produces original programming for UPN (see "Business -- Entertainment") and owns and operates nine affiliates of UPN (see "Business -- Broadcasting").

      Broadcasting. The Company owns and operates 11 television stations. All of these television stations operate pursuant to the Communications Act of 1934, as amended (the "Communications Act"), under licenses granted by the Federal Communications Commission ("FCC"). Such licenses are renewable every eight years.

      In connection with the expansion and development of the Company's interest in UPN, the Company has pursued a strategy of acquiring television stations in major U.S. markets through like-kind exchanges of the Company's stations which are affiliated with networks other than UPN for stations which are or become UPN affiliates. On February 20, 1997, the Company entered into a three-way exchange agreement with Cox Broadcasting Corporation and A. H. Belo Corporation whereby the Company will exchange KMOV-TV, a CBS affiliate serving St. Louis, Missouri, for KSTW-TV, which will become a UPN affiliate serving Seattle-Tacoma, Washington, and cash. On September 30, 1996, the Company exchanged WHEC-TV, serving Rochester, New York, and WNYT-TV, serving Albany-Schenectady-Troy, New York, for UPN affiliate WTOG-TV, serving Tampa-St. Petersburg-Sarasota, Florida. The table below sets forth a list of the 11 television stations owned and operated by the Company at March 21, 1997.

                                                  Network Affiliation and
Station and                      Market           Expiration Date of
Metropolitan Area Served*        Rank    Type     Affiliation Agreement
-------------------------        ----    ----     ---------------------

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

KTXH-TV
  Houston, TX                    11      UHF      UPN/January 16, 1998
WTOG-TV
  Tampa-St.                      15      UHF      UPN/January 16, 1988
Petersburg-Sarasota, FL
WBFS-TV
  Miami-Ft. Lauderdale, FL       16      UHF      UPN/January 16, 1998
KMOV-TV**
  St. Louis, MO                  21      VHF      CBS/December 31, 1997
WVIT-TV
  Hartford-New Haven, CT         27      UHF      NBC/February 1, 2002

*Metropolitan Areas Served are A.C. Nielsen Company's Designated Market Areas. ** The Company has entered into an agreement to exchange this station for KSTW-TV, serving Seattle-Tacoma, Washington.

Entertainment

      The Entertainment segment's principal businesses are the production and distribution of motion pictures and television programming as well as movie theater operations and music publishing.

      Theatrical Motion Pictures. Through PARAMOUNT PICTURES, the Company produces, finances and distributes feature motion pictures. Motion pictures are produced by PARAMOUNT PICTURES, produced by independent producers and financed in whole or in part by PARAMOUNT PICTURES, or produced by others and distributed by PARAMOUNT PICTURES. Each picture is a separate and distinct product with its financial success dependent upon many factors, among which cost and public response are of fundamental importance. The normal distribution cycle of motion pictures produced or acquired for distribution by PARAMOUNT PICTURES is exhibition in U.S. and foreign theaters followed by videocassettes and discs, pay-per-view television, premium subscription television, network television, and basic cable television and syndicated television exploitation. During 1996, PARAMOUNT PICTURES theatrically released 17 feature motion pictures in the U.S., including, MISSION: IMPOSSIBLE, THE FIRST WIVES CLUB and STAR TREK: FIRST CONTACT. PARAMOUNT PICTURES plans to release approximately 17 to 20 films in 1997, including PRIVATE PARTS, THE SAINT, THE FLOOD, FACE/OFF, TITANIC and THE TRUMAN SHOW.

      In seeking to maximize PARAMOUNT PICTURES' output while limiting its financial exposure, the Company has pursued a strategy of entering into agreements to distribute films produced and/or financed, in whole or in part, with other parties. The parties to these arrangements include studio and non-studio distributors, both foreign and domestic, as well as producers and other domestic or foreign investors. In various of these arrangements, the other parties control certain distribution and other ownership rights.

      PARAMOUNT PICTURES generally distributes its motion pictures for theatrical release outside the U.S. and Canada through United International Pictures ("UIP"), a company owned by the Company, MGM and Universal. PARAMOUNT PICTURES distributes its motion pictures on videocassette and disc in the U.S. and Canada through PARAMOUNT HOME VIDEO(R) and outside the U.S. and Canada, generally through Cinema International B.V., a joint venture of entities associated with the Company and Universal. PARAMOUNT PICTURES has an exclusive premium subscription television agreement with HBO for exhibition of PARAMOUNT PICTURES' new releases on U.S. premium subscription television, which includes new PARAMOUNT PICTURES motion pictures released theatrically through December 1997. PARAMOUNT PICTURES has licensed to SNI for exhibition on SHOWTIME and THE MOVIE CHANNEL the exclusive U.S. premium subscription television rights to up to 196 of PARAMOUNT PICTURES' feature films, commencing with feature films initially theatrically released in the U.S. during the period from 1998 through at least 2004, as well as 300 titles from its film library. PARAMOUNT PICTURES also distributes its motion pictures for premium subscription television release outside the U.S. and Canada and licenses its motion pictures to home and hotel/motel pay-per-view, airlines, schools and universities. During 1996, PARAMOUNT PICTURES entered into transactions with KirchGroup in Germany and with TCM Droits AudioVisuel S.N.C. and Television par Satellite in France for the licensing of its feature film and television programming output and libraries for free and pay television exploitation. SPELLING entered into a similar broad-based agreement with KirchGroup in 1996. KirchGroup has licensed PARAMOUNT PICTURES' and SPELLING's libraries for free and pay television, pay-per-view and near video on demand for the German language territory. KirchGroup had also licensed in the German language territory, certain rights to television mini-series, movies and series, and certain theatrical feature films. PARAMOUNT PICTURES, through various affiliates, is also a joint venture partner in HBO Pacific Partners C.V., Latin American Pay Television Service, VOF, Telecine Programacao de Filmes Ltda., Pay-TV Movies Australia and Star Channel, which are premium television services in Asia, Spanish-speaking Latin America, Brazil, Australia and Japan, respectively. UIP and United Cinemas International ("UCI", as described below) are the subject of governmental inquiries by the Commission of the European Community ("EC"). UIP has resolved all issues with the EC relating to its pay television operations in the European Union. Consistent with Paramount's and the other member studios' recent practices, the UIP member studios have agreed to license their pay television rights in the future without using the facilities of UIP. UIP Pay Television will continue to administer certain agreements that were previously entered into through UIP. The agreement regarding UIP's pay television operations is separate from the EC's evaluation of UIP's request to renew the exemption granted as of 1988 under the EC's rules covering UIP's theatrical distribution operations. That evaluation is ongoing.

      In addition to premium subscription television, most motion pictures are also licensed for exhibition on broadcast and basic cable television, with fees generally collected in installments. All of the above license fees for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the year that licensed films are available for such exhibition, which, among other reasons, may cause substantial fluctuation in PARAMOUNT PICTURES' operating results. At December 31, 1996, the unrecognized revenues attributable to such licensing of completed films from PARAMOUNT PICTURES' license agreements were approximately $1.1 billion. PARAMOUNT PICTURES has approximately 900 motion pictures in its library.

      Television Production and Syndication. The Company also produces, acquires and distributes series, miniseries, specials and made-for-television movies primarily for network television, first-run syndication, and basic cable television. The Company also owns approximately 75% of SPELLING, which includes SPELLING TELEVISION(TM), REPUBLIC PICTURES(TM), BIG TICKET TELEVISION(TM) and WORLDVISION ENTERPRISES(TM).

      The Company's current network programming includes FRASIER, WINGS, LEEZA, SISTER, SISTER, JAG, DIAGNOSIS: MURDER, SABRINA THE TEENAGE WITCH, CLUELESS, FIRED UP, CRISIS CENTER and ORLEANS, and through SPELLING, BEVERLY HILLS 90210, MELROSE PLACE, SAVANNAH, SUNSET BEACH and SEVENTH HEAVEN. The Company also produces original programming for UPN, including STAR TREK: VOYAGER, THE SENTINEL and GOODE BEHAVIOR, and through SPELLING, MOESHA (see "Business -- Networks and Broadcasting -- United Paramount Network"). Generally, a network will license a specified number of episodes for exhibition on the network in the U.S. during the license period. All other distribution rights, including foreign and off-network syndication rights, are typically retained by the Company. The episodic license fee is normally less than the costs of producing each series episode; however, in many cases, the Company has been successful in obtaining international sales through its syndication operations. Foreign sales are generally concurrent with U.S. network runs. Generally, a series must have a network run of at least four years to be successfully sold in syndication.

      The Company produces and/or distributes original television programming for first-run syndication which it sells directly to television stations in the U.S. on a market-by-market basis. The Company sells its programs to television stations for cash, advertising time or a combination of both. The Company's first-run syndicated programming includes such shows as STAR TREK: DEEP SPACE NINE, ENTERTAINMENT TONIGHT, HARD COPY, THE MAURY POVICH SHOW, THE MONTEL WILLIAMS SHOW, REAL TV and VIPER.

      The Company also distributes its television programming to basic cable program services, including services in which the Company has an interest, such as USA NETWORK and MTVN in the U.S. PARAMOUNT PICTURES and NICKELODEON license programming to and operate THE PARAMOUNT CHANNEL in the U.K., a joint venture with BSkyB, which features comedies, dramas, light documentaries and films during the daypart following the NICKELODEON in the U.K. program segment. PARAMOUNT PICTURES is also a joint venture partner in and licenses programming to TV1 Australia, a basic cable channel in Australia.

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

      The recognition of revenues for license fees for completed television programming in syndication and on basic cable is similar to that of feature films exhibited on television and, consequently, operating results are subject to substantial fluctuation. At December 31, 1996, the unrecognized revenues attributable to television program license agreements were approximately $589.8 million, of which approximately $159.6 million was attributable to SPELLING.

      Theatrical Exhibition. The Company's movie theater operations consist primarily of FAMOUS PLAYERS(R) in Canada, FILMS PARAMOUNT(TM) in Europe, UCI in Europe, Latin America and Asia and CINAMERICA(TM) in the Western U.S. UCI, a 50%-owned joint venture of entities associated with the Company and Universal, operates theaters in the U.K., Ireland, Germany, Austria, Spain, Japan, Portugal, Argentina and Panama. CINAMERICA, a 50%-owned joint venture of entities associated with the Company and Time Warner Inc., includes MANN(TM) Theaters, and operates 399 screens in 67 theaters in California, Colorado, Arizona and Alaska. FAMOUS PLAYERS(R), a 100%-owned subsidiary of the Company, operates 511 screens in 112 theaters across Canada.

      Music Publishing. The FAMOUS MUSIC(R) publishing companies own, control and/or administer all or a portion of the copyright rights to more than 100,000 musical works (songs, scores, cues). These rights include the right to license and exploit such works, as well as the right to collect income generated by such licensing and exploitation.

      The majority of rights acquired by FAMOUS MUSIC are derived from (a) music acquisition agreements entered into by PARAMOUNT PICTURES, MTVN and various other divisions of the Company respecting certain motion pictures, television programs and other properties produced by such units; and (b) music acquisition agreements entered into directly by FAMOUS MUSIC with songwriters and music publishers, including exclusive songwriting agreements, catalog purchases and administration agreements.

Video and Music/Theme Parks

      The Company operates in the home video rental and retailing business and music retailing business through its BLOCKBUSTER ENTERTAINMENT GROUP ("BLOCKBUSTER").

      Home Video Rental and Retailing. BLOCKBUSTER owns, operates and franchises videocassette rental and sales stores worldwide. Domestically, BLOCKBUSTER VIDEO(R) stores generally range in size from approximately 5,000 square feet to 15,000 square feet, averaging 6,100 square feet, and carry a comprehensive selection of prerecorded videocassettes. Internationally, BLOCKBUSTER VIDEO(R) stores are generally smaller, averaging 3,600 square feet but varying widely. The selection of prerecorded videocassettes available for rental and sale varies widely among international markets. BLOCKBUSTER offers titles primarily for rental and also offers titles for purchase on a "sell-through" basis (see "Business--Competition--Video"). During 1996, BLOCKBUSTER combined its domestic video and music retail operations under a newly formed Domestic Retail Operations group. While the stores continue to be operated under different trade names, their separate operations, finance, marketing and product/merchandising departments have largely been consolidated. This consolidation is in furtherance of the Company's intention of offering a comprehensive array of personal entertainment products and services and related items in each of its retail outlets.

      At December 31, 1996, there were 5,317 BLOCKBUSTER VIDEO stores operating worldwide, a net increase of 804 stores over December 31, 1995; there were 3,701 BLOCKBUSTER VIDEO stores operating throughout all 50 states, a net increase of 521 stores over December 31, 1995, 3,066 of which were owned by the Company and 635 of which were owned by franchisees; and there were 1,616 BLOCKBUSTER VIDEO stores operating in 24 foreign countries, a net increase of 283 stores over December 31, 1995, 1,364 of which were owned by the Company, 131 of which were owned by various joint ventures in which the Company is a partner and 121 of which were owned by franchisees.

      No new franchises to develop, own and operate BLOCKBUSTER VIDEO stores were granted in 1996. During 1996, the Company entered into two new foreign markets and increased its participation in three previously franchised foreign markets.

      During 1996, BLOCKBUSTER announced plans to relocate its headquarters to Dallas, Texas, and to construct a new 800,000 square foot facility in McKinney, Texas and implement a program to purchase virtually all product directly from the manufacturer and distribute that product directly to its stores. This new distribution facility will double BLOCKBUSTER's existing warehouse capabilities and is expected to be completed in late 1997.

      The Company's home video business may be affected by a variety of factors, including but not limited to, general economic trends in the movie and home video industries, the quality of new release titles available for rental and sale, competition, marketing programs, weather, special or unusual events (e.g., 1996 Summer Olympics), changes in technology, and similar factors that may affect retailers in general. As compared to other months of the year, revenue from BLOCKBUSTER VIDEO stores in the U.S. has been, and the Company believes will continue to be, subject to decline during the months of April and May, due in part to the change to Daylight Savings Time, and during the months of October and November, due in part to the start of school and the introduction of new television programs.

      Music Retailing. Through retail stores operating under the "BLOCKBUSTER MUSIC"(R) trade name and increasingly through BLOCKBUSTER's video stores, BLOCKBUSTER is among the largest retailers of prerecorded music in the U.S. At December 31, 1996, BLOCKBUSTER owned and operated 491 BLOCKBUSTER MUSIC stores in 33 states in the U.S. and four BLOCKBUSTER MUSIC stores in Australia. In addition, BLOCKBUSTER owns a 19.9% interest in a European music retail joint venture, which, as of December 31, 1996, operated 20 music stores throughout Europe under the "Virgin Megastores" tradename. In December 1996, BLOCKBUSTER announced its intention to close approximately 50 (or approximately 10%) of the BLOCKBUSTER MUSIC stores.

      The Company's music business may be affected by a variety of factors, including but not limited to, general economic trends and conditions in the music industry, including the quality of new titles and artists, competition, marketing programs, changes in technology, and similar factors that may affect retailers in general. The Company's music business is seasonal, with higher than average monthly revenue experienced during the Thanksgiving and Christmas seasons, and lower than average monthly revenue experienced in September and October.

      Theme Parks. The Company, through PARAMOUNT PARKS, owns and operates five regional theme parks and one water park in the U.S. and Canada: PARAMOUNT'S CAROWINDS(R), in Charlotte, North Carolina; PARAMOUNT'S GREAT AMERICA(TM), in Santa Clara, California; PARAMOUNT'S KINGS DOMINION(TM) located near Richmond, Virginia; PARAMOUNT'S KINGS ISLAND(TM) located near Cincinnati, Ohio; PARAMOUNT CANADA'S WONDERLAND(R) located near Toronto, Ontario; and RAGING WATERS(TM), located in San Jose, California. Each of the theme parks features attractions based on intellectual properties of the Company. Substantially all of the theme parks' operating income is generated from May through September; however, the profitability of the leisure-time industry is influenced by various factors which are not directly controllable, such as economic conditions, amount of available leisure time, oil and transportation prices, and weather patterns. PARAMOUNT PARKS and Las Vegas Hilton Corporation expect to launch STAR TREK: THE EXPERIENCE(TM) at the Las Vegas Hilton, a futuristic-themed, interactive environment in the summer of 1997.

Publishing

      The Company, through the SIMON & SCHUSTER family of companies, publishes and distributes hardcover and paperback books, audiobooks, software (including CD-ROM products), educational textbooks, supplemental educational materials, multimedia curricula, and information and reference materials for consumers, schools, businesses and professionals. SIMON & SCHUSTER's flagship imprints include SIMON & SCHUSTER, POCKET(R) BOOKS, PRENTICE HALL, SILVER BURDETT GINN(R) and MACMILLAN(R) USA. SIMON & SCHUSTER distributes its products directly and through third parties. In 1996, SIMON & SCHUSTER also delivered content and sold products on Internet Web sites operated by various imprints or linked to individual titles.

      SIMON & SCHUSTER is organized into four operating groups, consisting of the Education, Consumer, Reference, and International and Business & Professional Groups.

      Education Group. The Education Group publishes college, elementary and secondary textbooks and related materials, computer-based educational and staff development products, audiovisual products and vocational and technical materials under such imprints as PRENTICE HALL, SILVER BURDETT GINN, GLOBE FEARON(TM), MODERN CURRICULUM PRESS(R), SIMON & SCHUSTER CUSTOM PUBLISHING and ALLYN & BACON(R), among others. The Education Group is composed of three operating units: Higher Education, K-12 Publishing (formed from the merger of the Elementary and Secondary Groups in 1996), and Education Technology.

      The Higher Education unit publishes titles in all major disciplines, at both the introductory and advanced levels. Increasingly, titles published by the Higher Education unit are packaged with CD-ROM software and linked to Internet Web sites. The K-12 Publishing unit offers textbook and related print materials as well as software and online educational materials in all major school subject areas. The Education Technology Group produces electronic instructional products and services, and includes the EDUCATIONAL MANAGEMENT GROUP(TM) unit, which broadcasts live interactive and customized television programming into classrooms via satellite, and COMPUTER CURRICULUM CORPORATION(TM), which delivers multiple media coursework to students. In 1996, SIMON & SCHUSTER acquired INVEST LEARNING (formerly Mergent Technologies Group), a company which offers software for the workplace skills and adult literacy market.

      The educational marketplace is subject to seasonal fluctuations in its business which correlate to the traditional school year. Sales to elementary and secondary schools are dependent, in part, on the "adoption" or selection of instructional materials by designated state agencies. Approximately half the U.S. states and some localities regulate the purchase of textbooks through the textbook adoption process.

      Consumer Group. The Consumer Group publishes and distributes hardcover, trade paperback, mass-market books, audiobooks and CD-ROM products under imprints including SIMON & SCHUSTER, POCKET BOOKS, SCRIBNER(R), and THE FREE PRESS(TM). Additionally, SIMON & SCHUSTER develops special imprints and publishes titles based on MTV, NICKELODEON and PARAMOUNT PICTURES products.

      Fifty-five titles published by the Consumer Group in 1996 were New York Times bestsellers, including ten New York Times Number One bestsellers. Consumer titles released in 1996 include "Angela's Ashes" (Frank McCourt), "Blood Sport" (James B. Stewart), "The Choice" (Bob Woodward), "Harvest" (Tess Gerritsen), "It Takes a Village" (Hillary Rodham Clinton), "Moonlight Becomes You" (Mary Higgins Clark), "My Story" (Sarah, the Duchess of York), and "Undaunted Courage" (Stephen Ambrose).

      The Company publishes audiobooks through SIMON & SCHUSTER AUDIO(TM) and publishes consumer CD-ROM titles through SIMON & SCHUSTER INTERACTIVE(TM). Titles published by SIMON & SCHUSTER INTERACTIVE generally consist of CD-ROM product extensions of well known book publishing properties or titles associated with recognized authors, including such 1996 titles as "Star Trek: Borg", "Tom Clancy SSN" and "Richard Scarry's Best Reading Program Ever". SIMON & SCHUSTER ONLINE(TM), through "SimonSays.com", publishes original content, builds reader communities, and promotes and sells the Consumer Group's books and products over the Internet.

      The consumer marketplace is subject to increased periods of demand in the summer months and during the end-of-year holiday season.

      Reference Group. The Reference Group, operating as MACMILLAN PUBLISHING USA, publishes for the consumer and library markets through its MACMILLAN COMPUTER PUBLISHING USA(TM), MACMILLAN REFERENCE USA(TM) and MACMILLAN DIGITAL PUBLISHING USA(TM) units.

      MACMILLAN COMPUTER PUBLISHING USA ("MCP") published approximately 600 titles in 1996, of which approximately two-thirds were either packaged with a CD-ROM or other software, or linked to Web sites on the Internet. MCP also published original content over the Internet through the MACMILLAN INFORMATION SUPERLIBRARY(TM) Web site. In 1996, SIMON & SCHUSTER acquired THE WAITE GROUP(R), a publisher of titles on computer programming languages and emerging technologies. Other well-known imprints of MCP include QUE(R), SAMS(R), HAYDEN BOOKS(TM), NEW RIDERS(TM) and ZIFF-DAVIS PRESS.

      MACMILLAN REFERENCE USA is the publisher of such well-known consumer reference series as Frommer's(R) and Unofficial Guide(R) travel guides, J.K. Lasser(TM) tax guides, Betty Crocker(R) and Weight Watchers(R) cookbooks, Arco(TM) test preparation guides, Howell Book House(TM) pet books, Burpee(R) gardening books and Thorndike(R) large print books. MACMILLAN REFERENCE USA also publishes library reference materials, including multivolume academic encyclopedias, many through its CHARLES SCRIBNER'S SONS(R) imprints. MACMILLAN DIGITAL PUBLISHING is the software and online division that publishes electronic products based primarily on the MACMILLAN PUBLISHING USA library.

      International and Business & Professional Publishing Group. Through a wide variety of imprints, the International and Business & Professional Group publishes and distributes books and other materials in the international marketplace, and offers business, professional training, vocational, medical and healthcare information and human resources management products and related services, including books, newsletters, journals, seminars, videos, loose-leaf series and multimedia programs. Operating units include PRENTICE HALL INTERNATIONAL(R), THE NEW YORK INSTITUTE OF FINANCE(TM), APPLETON & LANGE(R), JOSSEY-BASS(TM), THE BUREAU OF BUSINESS PRACTICE(TM), PRENTICE-HALL DIRECT(R), and MASTER DATA CENTER(TM).

      International publishing consists of the international distribution of English-language titles as well as the publication of non-English language titles and local translations and adaptations of U.S. titles. The Group, primarily through PRENTICE-HALL INTERNATIONAL, distributes English-language books, software and multimedia titles worldwide in more than 150 countries through a 25,000-title catalog handled by sales offices and subsidiaries in 43 countries. Over 1,400 titles were published indigenously by the International and Business & Professional Group in 1996. The Group expects to publish books in 11 languages and 20 countries outside North America in 1997, primarily in the areas of academic, computer, English language training, vocational training, and professional publishing. The Group also maintains co-publishing partnerships in approximately 14 countries including Japan (Toppan and Impress) and the People's Republic of China, where the operations include the co-publishing of computer books through six local partnerships and the distribution of U.S.

products. S&S MACMILLAN (France), a computer book publishing unit formed in 1995, published over 120 titles in its first full year of operation.

      In 1996, THE NEW YORK INSTITUTE OF FINANCE, through a joint venture, began developing a worldwide financial training business based in Singapore. Also in 1996, the Group acquired the human resources development materials titles of PFEIFFER AND COMPANY(TM), now an imprint of JOSSEY-BASS.

Discontinued Operations

      Cable Television. On July 31, 1996, the Company completed the split-off of a subsidiary that held its cable television systems to its shareholders pursuant to an exchange offer and related transactions.

      Radio. On February 16, 1997, the Company entered into an agreement to sell its ten radio stations to Evergreen Media Corporation of Los Angeles for $1.075 billion. This sale is expected to be completed in the summer of 1997, subject to customary closing conditions and regulatory approvals. The Company's radio stations are: WLTW-FM (Adult Contemporary) and WAXQ-FM (Classic Rock), each serving New York, New York; KYSR-FM and KIBB-FM, each serving Los Angeles, California (Adult Contemporary); WLIT-FM, serving Chicago, Illinois (Adult Contemporary); WDRQ-FM, serving Detroit, Michigan (Rhythmic Adult Contemporary); and WMZQ-FM (Country), WJZW-FM (Jazz), WBZS-AM (Business Talk) and WZHF-AM (Health and Fitness Talk), each serving Washington, D.C. On July 31, 1996, the Company exchanged KBSG-AM/FM and KNDD-FM, serving Seattle, Washington, for WAXQ-FM.

      Interactive Games. On February 19, 1997, SPELLING approved a formal plan to sell VIRGIN INTERACTIVE ENTERTAINMENT LIMITED ("VIRGIN INTERACTIVE") through a public offering. On the same date, the Company adopted a plan to dispose of its interactive game businesses, including VIACOM NEW MEDIA(R), which is operated by VIRGIN INTERACTIVE under a services agreement entered into during September 1996. The disposition is expected to be completed by the end of 1997. Each of VIRGIN INTERACTIVE and VIACOM NEW MEDIA develops and publishes interactive entertainment software for personal computers and video game consoles on a wide variety of platforms. In 1996, VIRGIN INTERACTIVE released 94 titles, some of which were released for multiple platforms; the titles represent 119 stock keeping units ("sku's"; a title in each platform is a distinct sku). VIRGIN INTERACTIVE distributes video games in approximately 30 countries. In 1996, VIACOM NEW MEDIA released ten titles, some of which were released for multiple platforms; the titles represent 12 sku's.

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

Competition

Networks

      MTVN. MTVN services are in competition for available channel space on cable systems and for fees from cable operators and other multichannel distributors, with other cable program services, and nationally distributed and local independent television stations. MTVN also competes for advertising revenue with other cable and broadcast television networks, and radio and print media. For basic cable television networks such as the MTVN services, advertising revenues derived by each program service depend on the number of households subscribing to the service through local cable operators and other distributors in addition to household and demographic viewership as determined by research companies such as A.C. Nielsen. (See "Business--Competition--Entertainment")

      Certain major record companies have launched music-based program services outside the U.S., including but not limited to: Channel V, which is jointly owned and operated in Asia by Star TV and four major record labels; and Viva and Viva 2, German-language music channels distributed in Germany and owned in large part by four major record labels. In addition, MuchMusic, a music service which originated in Canada, is distributing a MuchMusic service customized for the Latin American market in Mexico and Argentina, and commenced U.S. distribution in the spring of 1995.

      Children's oriented programming blocks are currently exhibited on a number of U.S. broadcast television networks, including, among others, "Fox Kids", "Kids' WB" and a Saturday morning block on ABC, which directly compete with NICKELODEON for advertising revenue. There are also a number of other U.S.
cable television program services featuring children's oriented programming, including The Cartoon Network and the Disney Channel. In addition, internationally, NICKELODEON also directly competes with other television programming services and blocks targeted at children for distribution by cable, satellite and other systems, and for distribution license fees and advertising revenue.

      SNI. Competition among premium subscription television program services in the U.S. is primarily dependent on: (1) the acquisition and packaging of an adequate number of recently released quality motion pictures; and (2) the offering of prices, marketing and advertising support and other incentives to cable operators and other distributors for carriage and so as to favorably position and package SNI's premium subscription television program services to subscribers. HBO is the dominant company in the U.S. premium subscription television category, offering two premium subscription television program services, the HBO service and Cinemax. SNI is second to HBO with a significantly smaller share of the premium subscription television category. In addition, Encore Media Corp. (an affiliate of Tele-Communications, Inc.) launched Starz! in 1994, a premium subscription television program service featuring recently released motion pictures, in competition with SNI's and HBO's premium program services. Since its launch, Starz!, which had initially received distribution primarily on cable systems owned and/or managed by Tele-Communications, Inc., is now also carried on cable systems owned or managed by others and on two significant DBS platforms.

Broadcasting

      The principal method of competition in broadcast television is the development of audience interest through programming and promotions. The Company's expansion strategy has been to seek to acquire UPN affiliates or independent stations which will become primary affiliates of UPN. At this time, UPN has limited programming. Therefore, with respect to the Company's current UPN affiliated stations, and, to the extent that the Company acquires independent stations, there will be a need for those stations to acquire additional programming to a greater extent than would otherwise be required if the stations were affiliated with other, more established networks. Television and radio stations compete for advertising revenues with other stations in their respective coverage areas as well as with all other advertising media. Generally, technological advances with respect to the methods of providing home entertainment alternatives and changing regulatory policies with respect to the broadcast industry may have an impact upon broadcasting's future competitive environment. In addition, the Telecommunications Act of 1996 (the "1996 Telecommunications Act") which amended the Communications Act liberalized television station ownership limits and allows for increased group ownership or control of stations measured on a national market basis (see "Business--Regulation--Broadcasting"). The Company is unable to predict what impact these changes will have on its businesses in each applicable market.

Entertainment

      The Company competes intensely with other major studios and independent film producers in the production and distribution of motion pictures and videocassettes. Similarly, as a producer and distributor of television programs, the Company competes with other studios and independent producers in the licensing of television programs to both networks and independent television stations. PARAMOUNT PICTURES' competitive position primarily depends on the quality of the product produced, public response and cost. The Company also competes to obtain creative talents and story properties which are essential to the success of all of the Company's entertainment businesses.

      Corporate mergers consummated in recent years have resulted in greater consolidation in the entertainment and media industries, which may also present significant competitive challenges to several of the Company's businesses, including its theatrical motion picture division and its basic and premium subscription program services.

Video Retail

      The home video retail business is highly competitive. The Company believes that the principal competitive factors in the business are title selection, number of copies of titles available, the quality of customer service and pricing. The Company believes that the success of its business depends in part on its large and attractive Company-owned and franchise-owned BLOCKBUSTER VIDEO stores offering a wider selection of titles and larger and more accessible inventory than most of its competitors, in addition to more convenient store locations, faster and more efficient computerized check-in/check-out procedures, extended operating hours, effective customer service and competitive pricing.

      Home video companies and distributors from time to time offer titles at a price substantially lower than the range in which titles are ordinarily priced to home video retailers. These titles, known as "sell-through" titles because their lower wholesale price is intended to increase the number of copies sold by retailers, consist primarily of successful children's movies and other movies that have unique characteristics or other mass ownership appeal. BLOCKBUSTER offers these titles both for rental and sale in its stores. The competition for sales of these titles is greater than "rental-priced products" due to the participation in this market of mass merchants, grocery stores and other retailers not engaged in the business of renting videocassettes.

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

      A significant competitive advantage that the Company and its franchisees (and all other video retail outlets) currently enjoy over broadcast, cable and DBS television is a limited exclusive distribution "window" that occurs soon after a film's theatrical release. Generally, after the initial domestic theatrical exhibition of a film, studios make the films available to video rental outlets on an exclusive basis for a period of time. The length of this period, however, varies based upon a number of factors including, but not limited to, the box office success of the film and license fee commitments made by pay-per-view distributors, premium subscription program services and broadcast networks to exhibit the film in such alternative windows. While the Company believes that the economic advantages to motion picture distributors of the home video market favor continuation of present practices regarding windowing, there can be no assurances that the studios will not alter the home video window due to new methods of distribution or other factors.

      A number of consumer electronics companies have announced plans to introduce "digital versatile disc" or "DVD" players into the marketplace during 1997. This new digital technology is an alternative to the videocassette recorder ("VCR") in that it permits the owner to view prerecorded filmed entertainment on a standard television set and is being promoted as offering better audio and video capabilities than a VCR. The DVD players, however, do not accept videocassettes; they only play a newly developed disc, similar in size and shape to a compact disc or a CD-ROM. It is unclear at this time how many new releases and older titles will be made available in this new format. In addition, the initial DVD players, unlike VCRs, will not have recording capabilities. Given these issues, the Company is unable to determine whether this new format will gain significant consumer acceptance generally or among the Company's customers. As a result, the Company is unable to determine the impact, if any, this new format will have on the Company's business. Once such technology is introduced, the Company will monitor its acceptance by the market and endeavor to exploit this new medium, both in the rental and sale of DVD titles.

Music Retail

      In recent years, competition among music retailers has intensified greatly with the significant expansion of the importance of mass merchants in the business. A number of these retail chains have significantly reduced their prices on prerecorded music products (primarily new releases) to attract customers into their stores and generate sales of other higher margin products. As a result of this competition, the Company has been required to lower the prices at which it sells many of its products, resulting in lower revenue and reduced profit margins. Some of these chains, including the Company, have begun closing unprofitable stores in an attempt to minimize operating losses while others have declared bankruptcy. The intense competition in the industry coupled with a generally soft overall retail environment during 1996 also negatively affected many of the mass merchants.

Theme Parks

      The Company's theme parks compete directly with other theme parks in their respective geographic regions as well as generally with other forms of leisure entertainment. The Company believes that its intellectual properties enhance existing attractions and facilitate the development of new attractions to encourage visitors to the PARAMOUNT PARKS theme parks and water park.

Publishing

      The publishing business is highly competitive. Consumer and reference publishing are affected by well-publicized trends in the retail bookselling business, including the emergence of the book superstore and the trend toward consolidation of the retail channel in general. In certain segments of publishing, particularly in the consumer area, books are sold on a fully returnable basis, resulting in significant product returns. The Company also competes with other publishers for the rights to works by well-known authors and public personalities.

      In elementary and secondary educational publishing, approximately one-half of the U.S. states and some local jurisdictions regulate the purchase of textbooks with state funds through formal textbook adoption procedures administered by state authorities. The Education Group faces considerable competition from other education publishers to have its textbooks selected. Further, significant investment is required to develop new textbooks and to update existing ones. Sales of elementary and secondary school textbooks are subject to federal, state and local education funding and local enrollment levels. In higher education publishing, sales of new textbooks are affected by the availability of used textbooks for purchase, as well as competition from other publishers. In business and professional publishing, there are numerous organizations that provide competitive materials and services. International publishing is subject to global trends, including the consolidation of the European markets.

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

      WIPO Copyright Treaties. On December 20, 1996, delegates from countries belonging to the World Intellectual Property Organization ("WIPO") adopted two proposed treaties: a Copyright Treaty and a Performers and Phonograms Treaty. The treaties take effect, if ratified by 30 nations, within the next two years. The delegates from the U.S, as well as those from virtually every other country where the Company engages in business, supported adoption of the treaties.

      The proposed Copyright Treaty updates the Berne Convention, last revised in 1971, and addresses copyright protection with respect to new technologies that have emerged since that time. Because it is not possible to predict whether the Copyright Treaty will take effect, how many or which countries will ratify the Treaty, or how such countries would implement the Treaty after ratification, it is impossible to predict what impact the Treaty will have on the Company. If the U.S. decides to ratify the Copyright Treaty, some modest changes may be required in U.S. copyright law which would not be expected to have any adverse effect on the Company. The Performers and Phonogram Treaty covers the rights of audio performers and producers of sound recordings; however, this Treaty is not expected to have any material effect on the Company if it is ratified.

      National Information Infrastructure Copyright Legislation. In September 1995, the Executive Branch proposed legislation to amend the Copyright Act of 1976 (the "Copyright Act") in several ways, including adding a provision to prohibit the sale of devices whose primary purpose or effect is to circumvent anti-copying technologies and a provision to prohibit the dissemination of false copyright management information. Hearings on this bill were held in both the Senate and the House. This legislation has not yet been re-introduced in the 105th Congress. The Company cannot predict whether or in what form such legislation will be enacted into law, or what impact there would be on the Company.

      Copyright Term Extension. The Senate Committee on the Judiciary approved legislation in summer 1996 to extend the term of copyright by 20 years and the 105th Congress is currently considering such legislation. Term extension, if approved, would have little effect on the Company in the near term, but could have a small beneficial effect over time.

      Compulsory Copyright. Multichannel video distributors such as cable television, SMATV, MMDS and DTH systems are each subject to the Copyright Act which provides a compulsory license for retransmission of "distant" broadcast signals at prescribed rates (the proceeds are divided among the various copyright holders of the programs carried on distant broadcast signals). No license fee is payable to any program copyright holder for retransmission of broadcast signals which are "local" to the communities served by a cable, SMATV or MMDS system. DTH systems currently have no compulsory copyright to retransmit local broadcast signals to subscribers living in communities served by the broadcast signal. It is expected that a rulemaking now underway at the U.S. Copyright Office will determine that "open video systems" under the 1996 Telecommunications Act will also be subject to the compulsory license.

      The compulsory license rate for cable, MMDS and SMATV systems is statutorily set while the fees for DTH service are set through negotiations and binding arbitration, taking into account fair market value of the signals.

      The DTH compulsory license is scheduled to end in December 1999 and at some point Congress is expected to authorize an extension of the compulsory license for DTH services. Congress may also consider authorizing a DTH compulsory license for programs on local (rather than distant) broadcast signals which the DTH operator would pick up and transmit back to DTH subscribers in the local area served by a broadcast station. It is impossible to predict at this time what changes will be adopted by Congress or what their impact might be.

      First Sale Doctrine. The "First Sale" provision of the Copyright Act provides that the owner of a legitimate copy of a copyrighted work may rent or otherwise use or dispose of that copy in such a manner as the owner sees fit. The First Sale doctrine does not apply to sound recordings or computer software (other than software made for a limited purpose computer, such as a video game platform) for which the Copyright Act vests a rental right (i.e., the right to control the rental of the copy) in the copyright holder. The repeal or limitation of the First Sale doctrine (or conversely, the creation of a rental right vested in the copyright holder) for audiovisual works or for computer software made for limited purpose computers would have an adverse impact on the Company's home video business; however, no such legislation is pending in Congress at the present time.

Networks and Broadcasting

Networks

      Communications Act; 1996 Telecommunications Act. The Communications Act sets forth the framework under which broadcast television networks and cable television systems are regulated. On February 8, 1996, the 1996
Telecommunications Act was enacted as an amendment to the Communications Act.

      Among other items, the 1996 Telecommunications Act authorizes entry of electric utilities and telephone companies into the multichannel video distribution business. As a result, regional Bell companies, their subsidiaries and affiliates can now enter the cable distribution business in their own service areas. The Company cannot predict the impact of this legislation, although it anticipates that its program services could benefit from increased distribution opportunities afforded by meaningful telephone company entry into multichannel video distribution. Such entry has yet to occur except in limited geographic areas.

      A number of other aspects of the Communications Act may have indirect and limited effects on the Company's cable networks, but the Company is unable to predict what the impact would be.

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

      Broadcast Licenses. Unless the FCC finds that doing so would not be in the public interest, it will grant broadcast station licenses (both television and radio) for maximum periods of eight years. Upon application to and approval of the FCC, the licenses are renewable for an indefinite number of additional eight-year periods.

      A licensee can ordinarily expect renewal of its license if the licensee has served the public interest and has not seriously violated the Communications Act or FCC rules. The FCC decides what factors are relevant to whether a broadcaster has "served the public interest." In addition to the broadcaster's record of providing news, public affairs, and other informational programming, the FCC also reviews a licensee's children's programming relevant to television renewals. Beginning in September 1997, licensees are generally required to program at least three hours per week of "core" children's programming on a regularly scheduled basis.

      A license which has expired but is awaiting renewal entitles the licensee to continue broadcasting pending the renewal. The status of the Company's television stations' licenses is as follows: WDCA-TV expired on October 1, 1996 and has been renewed; WTOG-TV expired on February 1, 1997 and has been renewed; WBFS-TV expired on February 1, 1997 and is pending renewal; WUPA-TV will expire on April 1, 1997; WPSG-TV on August 1, 1999; WKBD-TV on October 1, 1997; KMOV-TV on February 1, 1998; each of KTXA-TV and KTXH-TV on August 1, 1998; and each of WVIT-TV and WSBK-TV on April 1, 1999. The Company expects the license pending renewal (as well as licenses which are scheduled to expire in the future) to be renewed. In connection with the Company's sale of its radio stations, applications for transfer of the radio stations' licenses have been filed with the FCC and are expected to be granted during the summer of 1997.

      The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC. Additionally, the Communications Act provides that no license may be held by a corporation if more than 20% of the voting stock is owned of record or voted by aliens or is subject to control by aliens. In addition, no corporation may hold the voting stock of another corporation owning broadcast licenses if more than 25% of the voting stock of such parent corporation is owned of record or voted by aliens or is subject to control by aliens, unless specific FCC authorization is obtained.

      Broadcast signals are presently transmitted in analog rather than digital form. The FCC is proposing to allot to broadcasters additional spectrum in new, digital transmission modes and, pursuant to the 1996 Telecommunications Act, will permit broadcasters to utilize the digitally transmitted signals for various purposes including for additional channels of programming and services "ancillary and supplemental" to broadcasting. Full conversion from analog to digital mode is expected to occur over the course of a transition period yet to be determined but expected to be between eight and fifteen years. Until such transition is complete, broadcasters are expected to be licensed to transmit on two channels, one for carriage of the analog signal and the second for carriage of the digital signal, which can be used to transmit either a single "high definition" channel of video programming or, alternatively, up to six different channels carrying either an enhanced (although not "high definition") broadcast signal or the aforesaid ancillary and supplemental services (e.g., data transmissions or subscription video services). The Communications Act requires that if separate analog and digital channels are used transitionally, one of the two channels used during the transition period must eventually be returned to the government; however, the Act does not establish a time frame for return of the channel nor specify which of the two channels (i.e., the analog or digital channel) must be returned. A licensee that retains the analog channel would be required to convert such channel to digital after the transition period. To the extent digital spectrum is used for any service which generates subscription or usage fees, a broadcaster must pay the government, at a rate to be determined by the FCC, for use of the spectrum.

      Despite these provisions of the 1996 Telecommunications Act, Congress may yet consider the issue of whether the additional spectrum authorized for broadcasters should be auctioned to the highest bidder (either broadcasters or other users) rather than allotted to incumbent broadcasters without charge. Congress may also consider whether to require broadcasters, should they be allotted the spectrum, to convert to full digital transmission within a specified period of time so that returned channels could then be auctioned to other users not later than a designated date. Certain FCC commissioners have recently stated that they would like to mandate a relatively fast adoption of digital technology by broadcasters in order to accelerate the transition from analog. The Clinton Administration has suggested a date in the year 2005 for return of the second channel. A spectrum auction or a short-term analog-to-digital transition period could have an adverse effect on the business of broadcasting.

      As part of its plan to convert to digital transmission, the FCC has proposed a "table of allotments" which would assign, among other things, frequencies and power allocations for all stations during the transition period and thereafter. Interested parties have proposed alternative tables of allotments which are currently being reviewed by the FCC.

      Must Carry/Retransmission Consent. The Communications Act contains provisions which grant certain "must carry" rights to educational and commercial broadcast television stations that are "local" to communities served by multichannel distributors such as cable systems and SMATV systems. Commercial stations have the additional right to elect either to require a multichannel distributor to carry the station pursuant to the must carry provisions of the Act or to require that the cable operator secure the station's "retransmission consent" on a negotiated basis before the station can be carried (i.e., retransmitted) on the cable system. All of the Company's television stations are carried on cable systems serving the communities in the stations' markets. Certain of the stations obtained carriage by asserting must carry rights and other stations granted retransmission consent. Failure to be carried on cable systems could be detrimental to the business of a television station. The application of must carry requirements to additional services which a broadcaster might transmit over the digital spectrum is to be decided by the FCC except that the 1996 Telecommunications Act expressly provides that any "ancillary and supplementary" services provided by broadcasters in that spectrum will not be entitled to mandatory cable carriage. The must carry rules have been challenged by cable program services and cable system operators. In April 1993, a District of Columbia three-judge court upheld the rules against a First Amendment challenge. In June 1994, the U.S. Supreme Court held that the rules were content-neutral and not unconstitutional on their face, but nevertheless vacated the District Court's decision and remanded the case back to the District Court for determination of the impact of such rules on the broadcast and cable industries. On December 13, 1995, the District Court again upheld the rules in a two-to-one decision. This decision has been appealed to the U.S. Supreme Court, which has heard arguments on the issue and has taken it under advisement. A decision is expected in the spring of 1997.

      Restrictions on Broadcast Advertising. In the past, committees of Congress examined proposals that would eliminate or severely restrict advertising of beer and wine either through direct restrictions on content or through elimination or reduction of the deductibility of expenses for such advertising under federal tax laws. Such proposals generated substantial opposition. It is possible that similar proposals will be considered in Congress, particularly in view of the fact that certain broadcasters and cable networks have recently begun to advertise distilled spirits after a self-imposed, long-term ban on the airing of such ads. The elimination of all beer and wine advertising would have an adverse effect on the revenues of the Company's television stations.

      Ownership Limitations. The Communications Act limits the maximum number of television stations nationwide in which one entity can have an "attributable interest" to that number which serves no more than 35% of U.S. television households. (FCC rules count only one-half of the households in a market when determining the household reach of stations which broadcast on a UHF frequency but this "discount" rule will be revisited by the FCC in 1998). Subject to waiver, the FCC currently prohibits a single entity from owning more than one television station serving the same market or two or more stations which have overlapping signals with a certain strength. The FCC is currently considering the definition of "market" for these purposes and is expected to permit certain previously proscribed overlaps at the conclusion of the review process. The FCC also permits radio and television stations to lease the programming and sales inventories of their stations to other stations ("Local Marketing Agreements" or "LMAs"), subject to various restrictions, so long as ultimate operational control and ownership are retained and exercised by the licensee. Such agreements function, as a practical matter, to effect a consolidation of competitive broadcast stations in much the same manner as would multiple ownership of facilities by one entity. LMAs among television stations are not currently subject to explicit FCC regulations. It is expected that television LMAs will be subject to explicit rules at the conclusion of the FCC's current ownership rulemaking proceedings. The 1996 Telecommunications Act requires the FCC to review all of its ownership rules every two years and modify or repeal those that no longer serve the public interest.

      The FCC's ownership limitations also preclude (except on a grandfathered basis) common ownership in the same market of (i) television stations and cable systems; (ii) television or radio stations and daily newspapers of general circulation; and (iii) radio and television stations. All such restrictions are subject to waiver by the FCC on a case-by-case basis and radio-television cross-ownership prohibitions in particular are routinely granted in the major television markets so long as at least 30 separately owned and operated radio and television stations serve the market. When the Company acquired majority ownership of Paramount Communications on March 11, 1994, the Company obtained ownership of television station WDCA, serving Washington, D.C., in which market the Company was already operating, and currently operates, two AM and two FM stations. Pursuant to the FCC's order consenting to the transfer of control of the broadcast licenses of Paramount Communications to the Company, the Company became obligated to dispose of one AM and one FM radio station serving Washington, D.C. The Company requested a continued waiver of this obligation from the FCC until such time as the FCC completes its pending review of local ownership limitations.

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

      European Union Directive. In October 1989, the European Union ("EU", then the EC and sometimes referred to as the EC) directed each of the 12 European Community member countries to adopt broadcast quota regulations based on its guidelines by October 3, 1991. In March 1995, the Executive Commission of the EU approved revisions to the directive which would, if adopted, increase the discrimination against non-European programming. The EU Council of Ministers modified the proposed revisions in November 1995. In February 1996, the European Parliament recommended further modifications, which are now being considered by both the Executive Commission and the Council of Ministers. At this time, it is impossible to predict what changes will be adopted by the EU, or to predict their impact on the Company's television syndication business. The Company believes that its program services in Europe are in compliance with the EU broadcast quotas.

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

Item 2. Properties.

      The Company maintains its world headquarters at 1515 Broadway, New York, New York, where it rents approximately one million square feet for executive offices and certain of its operating divisions. The lease runs to 2010, with four renewal options for five years each. The lease also grants the Company options for additional space and a right of first negotiation for other available space in the building. The Company also leases approximately 494,000 square feet of office space at 1633 Broadway, New York, New York, which lease runs to 2010, and approximately 237,000 square feet of office space at 1230 Avenue of the Americas, New York, New York, which lease runs to 2009, which leases contain options to renew. The Company owns the PARAMOUNT PICTURES studio at 5555 Melrose Avenue, Los Angeles, California, which consists of approximately 65 acres containing sound stages, administrative, technical and dressing room structures, screening theaters, machinery and equipment facilities, plus a back lot and parking lots. PARAMOUNT PARKS' operations in the U.S. include approximately 1,800 acres owned and 220 acres leased and in Canada include approximately 380 acres owned. The Company owns the Blockbuster Entertainment Group currently headquartered at 200 South Andrews Avenue, Fort Lauderdale, Florida, which consists of approximately 148,000 square feet of office space, supplemented by another approximately 120,000 square feet of leased office space at 110 East Broward Avenue and 100 East Broward Avenue, Fort Lauderdale, Florida and approximately 210,000 square feet of future headquarters office space at 1201 Elm Street, Dallas, Texas. The BLOCKBUSTER retail and distribution operations in the U.S. and Canada consist of approximately 56 owned properties, aggregating approximately 361,000 square feet, and approximately 3,803 leased locations, aggregating approximately 25.4 million square feet. Facilities within the Publishing segment (other than executive offices at 1230 Avenue of the Americas described above) include approximately 6,543,000 square feet of space, of which approximately 4,067,000 square feet are leased. The facilities are used for warehouse, distribution and administrative functions.

      The Company also owns and leases office, studio, retail and warehouse space in various cities in the U.S., Canada and several countries around the world for its businesses. The Company considers its properties adequate for its present needs.

Item 3. Legal Proceedings.

      On September 27, 1994, an action entitled Murphy, et al. v. Blockbuster Entertainment Corporation, et al. (Cause No. 94-10051-M) was filed in the District Court in and for Dallas County, Texas, alleging breach of fiduciary duty, conspiracy, fraud, breach of contract, tortious interference with contract and claims under Texas partnership law against defendants which include Blockbuster Entertainment Corporation (which has been merged into the Company) and a limited partnership that had been dissolved into a Company subsidiary. The action which seeks in excess of $750 million in actual and in excess of $1 billion in punitive damages was brought following the entry of judgment for approximately $123 million including $108 million in punitive damages in a prior action commenced by the limited partner of the Murphy plaintiffs (the "Howell action").

      The Howell action was settled in December 1995. The settlement involved the vacation of the judgment and withdrawal of all the court's findings of facts and conclusions of law and a stipulation by the Murphy plaintiffs that they will make no use of the Howell judgment or findings of facts or conclusions of law in their action. On defendants' motion for summary judgment, all the Murphy plaintiffs' claims except for breach of fiduciary duty, conspiracy to breach fiduciary duty and for an accounting were dismissed. Trial is presently scheduled for May, 1997.

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

      On April 29, 1996, an action (the "Universal Action") was filed entitled MCA Inc. v. Viacom Inc., et al. , C.A. No. 14971 in the Court of Chancery of the State of Delaware against the Company and Viacom International Inc. and Eighth Century Corp., two subsidiaries of the Company, alleging various breaches of contract and fiduciary duties relating to the USA Networks joint venture between Eighth Century Corp. and Universal (formerly known as MCA). On that same day, the Company commenced an action (the "Viacom Action"; C.A. No 14973) in that same court entitled Viacom Inc. and Eighth Century Corporation v. The Seagram Company Ltd, MCA and Universal City Studios Inc., alleging, inter alia, that the Universal defendants were improperly seeking to force the Company to sell its 50% interest in the USA Networks joint venture to Universal at an unfairly low price.

      The Universal action seeks damages, an accounting and injunctive relief, including, specific performance of a noncompetition provision such that the Company would be unable to own both USA Networks and other domestic advertiser-supported basic cable entertainment networks, such as those operated by MTVN. Universal also seeks an order requiring the Company to trigger a buy/sell provision that could require that the Company sell its interest in the USA Networks joint venture, or that the Company or its designee purchase Universal's interest in the joint venture. The matters were tried during the fourth quarter of 1996 and the parties are awaiting the Court's decision. The Company believes it has substantial defenses both to Universal's claims of breach and to the availability of the relief sought in the action and is vigorously pursuing its defenses.

      Certain subsidiaries of the Company from time to time receive claims from federal and state environmental regulatory agencies and other entities asserting that they are or may be liable for environmental cleanup costs and related damages arising out of former operations. While the outcome of these claims cannot be predicted with certainty, on the basis of its experience and the information currently available to it, the Company does not believe that the claims it has received will have a material adverse effect on its results of operations, financial position or liquidity (see "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Item 8. Financial Statements and Supplemental Data").

      The Company and various of its subsidiaries are parties to certain other legal proceedings. However, these proceedings are not likely to result in judgments that will have a material adverse effect on its results of operations, financial position or liquidity.

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

Name                    Age            Title
----                    ---            -----

Sumner M. Redstone      73       Chairman of the Board of Directors and
                                  Chief Executive Officer
Philippe P. Dauman      43       Deputy Chairman, Executive Vice President,
                                   General Counsel, Chief Administrative Officer and Secretary and Director
Thomas E. Dooley        40       Deputy Chairman, Executive Vice President--
                                   Finance, Corporate Development and
                                   Communications and Director
Vaughn A. Clarke        43       Senior Vice President, Treasurer
Carl D. Folta           39       Senior Vice President, Corporate Relations
Michael D. Fricklas     37       Senior Vice President, Deputy General
                                   Counsel
Susan C. Gordon         43       Vice President, Controller and Chief
                                   Accounting Officer
Rudolph L. Hertlein     56       Senior Vice President, Corporate Development
William A. Roskin       54       Senior Vice President, Human Resources and
                                   Administration
George S. Smith, Jr.    48       Senior Vice President, Chief Financial Officer
Mark M. Weinstein       54       Senior Vice President, Government Affairs

----------
      None of the executive officers of the Company is related to any other executive officer or director by blood, marriage or adoption except that Brent
D. Redstone and Shari Redstone, Directors of the Company, are the son and daughter, respectively, of Sumner M. Redstone.

      Mr. Redstone has been a Director of the Company since 1986 and Chairman of the Board since 1987, acquiring the additional title of Chief Executive Officer in January 1996. Mr. Redstone has served as President, Chief Executive Officer of NAI since 1967, and continues to serve in such capacity; he has also served as the Chairman of the Board of NAI since 1986. Mr. Redstone became a Director of Spelling in 1994 and became Chairman of the Board of Spelling in January 1996. He served as the first Chairman of the Board of the National Association of Theater Owners, and is currently a member of the Executive Committee of that organization. Mr. Redstone is Chairman of the Corporate Commission on Education Technology whose mission is to advance the quality of education in the United States through the use of technology. The Commission comprises chief executive officers from leading media and telecommunications companies. Since 1982, Mr. Redstone has been a member of the faculty of Boston University Law School, where he has lectured in entertainment law, and since 1994, he has been a Visiting Professor at Brandeis University. In 1944, Mr. Redstone graduated from Harvard University and, in 1947, received an LL.B. from Harvard University School of Law. Upon graduation, he served as Law Secretary with the United States Court of Appeals, and then as a Special Assistant to the United States Attorney General.

      Mr. Dauman has been a Director of the Company since 1987 and was appointed Deputy Chairman of the Company in January 1996. In March 1994, he was elected Executive Vice President, General Counsel, Chief Administrative Officer and Secretary of the Company. Mr. Dauman became a Director of Spelling in 1994 and Director of NAI in 1992. From February 1993 to March 1994, he served as Senior Vice President, General Counsel and Secretary of the Company. Prior to that, Mr. Dauman was a partner in the law firm of Shearman & Sterling in New York, which he joined in 1978.

      Mr. Dooley was appointed a Director and Deputy Chairman of the Company in January 1996 and has been an executive officer of the Company since January 1987. Mr. Dooley became a director of Spelling in 1996 and a director of StarSight Telecast, Inc. in 1995. In March 1994, he was elected Executive Vice President--Finance, Corporate Development and Communications of the Company. From July 1992 to March 1994, Mr. Dooley served as Senior Vice President, Corporate Development of the Company. From August 1993 to March 1994, he also served as President, Interactive Television. Prior to that, he served as Vice President, Treasurer of the Company since 1987. In December 1990, he was named Vice President, Finance of the Company. Mr. Dooley joined Viacom International Inc. in 1980 in the corporate finance area and has held various positions in the corporate and divisional finance areas.

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

      Mr. Smith has been an executive officer of the Company since May 1985. In November 1987, he was elected Senior Vice President, Chief Financial Officer of the Company and he continues to serve in such capacity. In May 1985, Mr. Smith was elected Vice President, Controller and, in October 1987, he was elected Vice President, Chief Financial Officer of the Company. From 1983 until May 1985, he served as Vice President, Finance and Administration of Viacom Broadcasting and from 1981 until 1983, he served as Controller of Viacom Radio. Mr. Smith joined the Company in 1977 in the Corporate Treasurer's office and until 1981 served in various financial planning capacities.

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

                                     Viacom Class A             Viacom Class B
                                      Common Stock               Common Stock
                                  ----------------------------------------------
                                    High         Low         High            Low
                                    ----         ---         ----            ---
1995
  1st quarter ..............      $48 1/4      $41 1/8      $47 3/8      $40 1/4
  2nd quarter ..............       49 1/2           41       48 5/8       40 3/4
  3rd quarter ..............       54 1/8       44 3/4       54 1/4       44 5/8
  4th quarter ..............       50 5/8           44       50 3/4       44 5/8
1996
  1st quarter ..............      $46 3/4      $36 5/8      $47 5/8      $37 1/8
  2nd quarter ..............       43 3/8       36 3/8       44 3/8       37 1/8
  3rd quarter ..............       38 3/8       29 5/8           39       29 3/4
  4th quarter ..............       38 1/4       30 7/8       38 3/4       30 7/8

Viacom Inc. has not declared cash dividends on its common stock and has no present intention of so doing.

As of March 21, 1997 there were approximately 11,641 holders of Viacom Inc. Class A Common Stock, and 21,882 holders of Viacom Inc. Class B Common Stock.

Item 6. Selected Financial Data

VIACOM INC. AND SUBSIDIARIES
(In millions, except per share amounts)

                                                                           Year Ended December 31,
                                                          ---------------------------------------------------------
                                                             1996        1995        1994        1993       1992
                                                             ----        ----        ----        ----       ----
Revenues ...............................................  $ 12,084.2  $ 10,915.9  $  6,701.4   $ 1,513.6  $ 1,389.6

Operating income (a) ...................................  $  1,274.3  $  1,398.7  $    505.9   $   253.4  $   207.6

Earnings from continuing operations ....................  $    170.7  $    150.5  $     77.0   $    41.3  $     3.5

Net earnings ...........................................  $  1,247.9  $    222.5  $     89.6   $   171.0  $    49.0

Net earnings attributable to
     common stock ......................................  $  1,187.9  $    162.5  $     14.6   $   158.2  $    49.0

Primary and fully diluted net earnings per common share:
     Earnings from continuing operations ...............  $      .30  $      .24  $      .01   $     .24  $     .03

     Net earnings ......................................  $     3.23  $      .43  $      .07   $    1.31  $     .41

At year end:
     Total assets ......................................  $ 28,834.0  $ 28,991.0  $ 28,273.7   $ 6,416.9  $ 4,317.1

     Long-term debt, net of current portion ............  $  9,855.7  $ 10,712.1  $ 10,402.4   $ 2,440.0  $ 2,397.0

     Shareholders' equity ..............................  $ 12,594.4  $ 12,093.8  $ 11,791.6   $ 2,718.1  $   756.5

(a) Operating income is defined as net earnings before cumulative effect of change in accounting principle, extraordinary losses, discontinued operations, minority interest, equity in earnings (loss) of affiliated companies (net of tax), income taxes, other items (net), and interest expense (net).

Paramount Communication Inc.'s and Blockbuster Entertainment Corporation's results of operations are included commencing March 1, 1994 and October 1, 1994, respectively. Results for each year presented exclude the Cable segment, interactive game operations, including Virgin, and Viacom Radio Stations which are reported as discontinued operations. See Notes to Consolidated Financial Statements for additional information on transactions and accounting classifications which have affected the comparability of the periods presented above.

Viacom Inc. has not declared cash dividends on its common stock for any of the periods presented above.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

General

Management's discussion and analysis of the results of operations and financial condition of Viacom Inc. and its subsidiaries (the "Company") should be read in conjunction with the Consolidated Financial Statements and related Notes. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or included.

On February 19, 1997, the Board of Directors of Spelling Entertainment Group Inc. ("Spelling"), a majority owned subsidiary of the Company, approved a formal plan to sell Virgin Interactive Entertainment Limited ("Virgin") through a public offering. On the same date, the Company adopted a plan to dispose of its interactive game businesses, including Viacom New Media which is operated by Virgin under a services agreement entered into during September 1996. The disposition is expected to be completed by the end of 1997. Accordingly, such interactive game operations have been accounted for as discontinued operations and the Company has recorded a loss on the disposal of $159.3 million, which includes estimated losses through the expected date of disposition of $58.0 million.

On February 16, 1997, the Company entered into an agreement to sell the Viacom Radio Stations to Evergreen Media Corporation for approximately $1.075 billion in cash. The transaction is expected to result in a gain and be completed during the summer of 1997. The Viacom Radio Stations have been accounted for as a discontinued operation.

On July 31, 1996, the Company completed the split-off of its Cable segment pursuant to an exchange offer and related transactions. As a result, the Company realized a gain of $1.317 billion, reduced its debt and retired approximately 4.1% of the total outstanding common shares. The Cable segment has been accounted for as a discontinued operation.

Operating results and the related gain or loss attributable to discontinued operations have been separately disclosed in the Company's notes to the consolidated financial statements. (See Note 3 of the Notes to the Consolidated Financial Statements).

During 1994, the Company made two significant acquisitions of large and diversified businesses. Where appropriate the Company merged the operations of previously existing and acquired businesses. On March 11, 1994, the Company acquired a majority of the outstanding shares of Paramount Communications Inc. ("Paramount") by tender offer; on July 7, 1994, Paramount became a wholly owned subsidiary of the Company (the "Paramount Merger"); and on January 3, 1995, Paramount merged into Viacom International. On September 29, 1994, Blockbuster Entertainment Corporation ("Blockbuster") merged with and into the Company (the "Blockbuster Merger"). Paramount's and Blockbuster's results of operations are included commencing March 1, 1994 and October 1, 1994, respectively.

The Company's consolidated statements of operations reflect four operating segments:

Networks and Broadcasting - Basic Cable and Premium Subscription Television
                            Program Services, and Television Stations.

Entertainment - Production and Distribution of Motion Pictures and
                Television Programming as well as Movie Theater Operations and Music Publishing.

Video and Music/Theme Parks - Home Video and Music Retailing, and Theme Parks.

Publishing - Education; Consumer; Business and Professional; Reference; and
             International Groups.

The following tables set forth revenues and operating income by business segment, for each of the three years ending December 31, 1996, with the year ended December 31, 1994 presented on a pro forma and historical basis. The pro forma information is provided in addition to historical information solely to assist in the comparison of results of operations and is not necessarily indicative of the combined results of operations of Viacom, Paramount and Blockbuster that would have occurred if the completion of the Mergers and related transactions had occurred on January 1, 1994. Results for each year presented exclude the Cable segment, interactive game operations, and Viacom Radio Stations which are reported as discontinued operations.

Business Segment Information
(In millions)

                                                  Year ended                                 Year ended
                                                  December 31,                               December 31,
                                          --------------------------                  --------------------------
                                                                          % Change                                 % Change
                                                                           1996                                     1995
                                             1996            1995         vs.1995       1994          1994 (c)     vs 1994
                                             ----            ----         -------       ----          --------     -------
                                                                                     Pro forma(b)                 Pro forma
Revenues:
Networks and Broadcasting...............  $ 2,404.0       $ 2,030.8          18%      $ 1,784.9       $ 1,754.0       14%
Entertainment...........................    3,493.4         3,407.5           3         2,731.9         2,112.2       25
Video and Music/Theme Parks.............    3,920.4         3,333.4          18         2,907.8         1,070.4       15
Publishing..............................    2,331.7         2,171.1           7         2,027.5         1,786.4        7
Intercompany............................      (65.3)          (26.9)        143           (26.1)          (21.6)       3
                                          ---------       ---------                   ---------       ---------
    Total revenues......................  $12,084.2       $10,915.9          11       $ 9,426.0       $ 6,701.4       16
                                          =========       =========                   =========       =========

Operating income (a):
Networks and Broadcasting...............  $   630.2       $   520.3          21%      $   412.2       $   322.3       26%
Entertainment...........................      326.6           354.8          (8)          138.7           (77.2)     156
Video and Music/Theme Parks.............      273.1           501.5         (46)          388.3           199.5       29
Publishing..............................      217.2           186.3          17           121.3           193.9       54
                                          ---------       ---------                   ---------       ---------
    Segment operating income............    1,447.1         1,562.9          (7)        1,060.5           638.5       47
Corporate...............................     (172.8)         (164.2)          5          (125.3)         (132.6)      31
                                          ---------       ---------                   ---------       ---------
    Total operating income..............  $ 1,274.3       $ 1,398.7          (9)      $   935.2       $   505.9       50
                                          =========       =========                   =========       =========

(a) Operating income is defined as net earnings before cumulative effect of change in accounting principle, extraordinary losses, discontinued operations, minority interest, equity in earnings (loss) of affiliated companies (net of tax), income taxes, other items (net), and interest expense (net).

(b) Pro forma represents the Company's 1994 results of operations as if the Paramount and Blockbuster Mergers occurred on January 1, 1994 and are adjusted to exclude $332.1 million of non-recurring merger-related charges (See Note 2 of Notes to the Consolidated Financial Statements).

(c) Paramount's and Blockbuster's results of operations are included commencing March 1, 1994 and October 1, 1994, respectively.

EBITDA

The following table sets forth EBITDA (defined as operating income (loss) before depreciation and amortization principally of goodwill related to business combinations) for the years ended December 31, 1996 and 1995, with December 31, 1994 presented on a pro forma and historical basis. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

                                                       Year ended                             Year ended
                                                       December 31,                           December 31,
                                              --------------------------               --------------------------
                                                                           % Change                                    % Change
                                                                             1996                                        1995
                                                  1996           1995       vs.1995      1994           1994 (c)       vs 1994
                                                  ----           ----       -------      ----           --------       -------
                                                                                      Pro forma(b)                    Pro forma
EBITDA (a):
Networks and Broadcasting..................   $   755.3       $   627.9       20%      $  504.8         $  409.1          24%
Entertainment..............................       454.7           480.9       (5)         269.0             13.3          79
Video and Music/Theme Parks................       676.6           823.0      (18)         688.5            289.9          20
Publishing.................................       365.2           340.2        7          254.9            296.9          33
                                              ---------       ---------                --------         --------
      Segment EBITDA.......................     2,251.8         2,272.0       (1)       1,717.2          1,009.2          32
Corporate..................................      (159.9)         (156.6)       2         (119.7)          (127.3)         31
                                              ---------       ---------                --------         --------
      Total EBITDA.........................   $ 2,091.9       $ 2,115.4       (1)      $1,597.5         $  881.9          32
                                              =========       =========                ========         ========

(a) EBITDA is defined as operating income (loss) before depreciation and amortization.

(b) Pro forma represents the Company's 1994 results of operations as if the Paramount and Blockbuster Mergers occurred on January 1, 1994 and are adjusted to exclude $332.1 million of non-recurring merger-related charges (See Note 2 of Notes to the Consolidated Financial Statements).

(c) Paramount's and Blockbuster's results of operations are included commencing March 1, 1994 and October 1, 1994, respectively.

Results of Operations 1996 versus 1995

Revenues increased 11% to $12.1 billion for 1996 from $10.9 billion for 1995. Revenue increases were driven primarily by the Networks and Broadcasting and Video and Music/Theme Parks segments, which reported increased advertising and affiliate revenues and continued expansion of Video stores which also reported a 6% increase in worldwide same-store sales. EBITDA decreased 1% to $2.09 billion for 1996 from $2.12 billion for 1995. Operating income decreased 9% to $1.3 billion for 1996 from $1.4 billion for 1995. Operating results decreased due principally to the Video and Music/Theme Parks segment which recorded a restructuring charge of $88.9 million, a write-off of music inventory of $9.4 million and continued to encounter difficult conditions in the music retailing industry. The Entertainment segment also recognized approximately $250.0 million of revenues and $68.0 million of EBITDA and operating income during 1995 resulting from the conforming of accounting policies pertaining to the television programming libraries of Viacom Entertainment, Spelling and Paramount. The Networks and Broadcasting and Video and Music/Theme Parks segments contributed 49% and 21%, respectively, of consolidated operating income for 1996 versus 37% and 36%, respectively, for 1995.

The restructuring charge noted above includes costs associated with the closing of approximately 10% or 50 Blockbuster Music stores, as well as certain costs associated with the move of Blockbuster's headquarters from Fort Lauderdale to Dallas. Excluding the impact of the $98.3 million Blockbuster restructuring and inventory charges described above, the Company's EBITDA increased 4% to $2.2 billion for 1996 from $2.1 billion for 1995.

Segment Results of Continuing Operations - 1996 versus 1995

Networks and Broadcasting (Basic Cable and Premium Subscription Television Program Services, and Television Stations)

The Networks and Broadcasting segment is comprised of MTV Networks ("MTVN"), basic cable television program services, Showtime Networks Inc. ("SNI"), premium subscription television program services, and Television stations. Revenues increased 18% to $2.4 billion for 1996 from $2.0 billion for 1995. EBITDA increased 20% to $755.3 million for 1996 from $627.9 million for 1995. Operating income increased 21% to $630.2 million for 1996 from $520.3 million for 1995. MTVN revenues of $1.3 billion increased 27%, EBITDA of $529.2 million increased 29% and operating income of $464.1 million increased 30%. The increase in MTVN's revenues principally reflects higher advertising and affiliate revenues. Advertising revenue gains were driven by rate increases at Nickelodeon and higher unit volume at MTV. MTVN's EBITDA and operating income gains were driven by the increased revenues partially offset by start-up costs of Nick at Nite's TV Land and M2 and increased expenses associated with programming and international expansion. SNI's revenues, EBITDA and operating income increased 12%, 19% and 14%, respectively, reflecting an increase of 1.0 million subscribers to 15.9 million as of December 31, 1996, partially offset by increased programming costs. The Television stations revenues and EBITDA each increased 2% and operating income increased 1%, primarily reflecting the swapping of network affiliated television stations for independent stations which are or become affiliated with United Paramount Network. On a same-station basis, revenues and EBITDA for Television stations increased 6% and 11%, respectively.

Entertainment (Motion Pictures and Television Programming, Movie Theaters, and Music Publishing)

The Entertainment segment is principally comprised of Paramount Pictures, Paramount Television and Spelling Entertainment Group Inc. ("Spelling"). Revenues increased 3% to $3.5 billion for 1996 from $3.4 billion for 1995. EBITDA decreased 5% to $454.7 million for 1996 from $480.9 million for 1995. Operating income decreased 8% to $326.6 million for 1996 from $354.8 million for 1995. Feature Film revenues from Paramount Pictures' major 1996 theatrical releases, including Mission: Impossible, The First Wives Club and Star Trek:
First Contact and the impact, principally in the first quarter, of Paramount's KirchGroup transaction, were offset primarily by lower operating results at Spelling, stemming from softness in the direct-to-video market and significantly higher production spending. In 1995, the Company also recognized $250.0 million of revenues and $68.0 million of EBITDA and operating income resulting from the conforming of accounting policies pertaining to the television programming libraries of Viacom Entertainment, Spelling and Paramount.

License fees for the television exhibition of motion pictures and for syndication and basic cable exhibition of television programming are recorded as revenue in the period that the products are available for such exhibition, which, among other reasons, may cause substantial fluctuation in operating results. As of December 31, 1996, the unrecognized revenues attributable to such licensing agreements were approximately $1.7 billion.

Video and Music/Theme Parks (Home Video and Music Retailing/Theme Parks)

The Video and Music/Theme Parks segment is comprised of Blockbuster Video and Music and Paramount Parks. Revenues increased 18% to $3.9 billion for 1996 from $3.3 billion for 1995. EBITDA decreased 18% to $676.6 million for 1996 from $823.0 million for 1995. Operating income decreased 46% to $273.1 million for 1996 from $501.5 million for 1995. The revenue increase primarily reflects the increased number of Company-owned video stores in operation in 1996 as compared to 1995 and a 6% increase in worldwide same-store sales. Blockbuster Video ended the year with 5,317 stores, a net increase of 804 stores from the prior year. EBITDA of $676.6 million reflects the impact of a write-off of music inventory of $9.4 million, a restructuring charge of $88.9 million and increased rental tape amortization. The restructuring charge includes costs associated with the closing of approximately 10% or 50 Blockbuster Music stores, as well as certain costs associated with the move of Blockbuster's headquarters from Fort Lauderdale to Dallas. Music stores revenues of $616.2 million for 1996 increased 5% over the comparable prior-year period. Music stores operating losses before depreciation and amortization of $46.2 million for 1996 decreased from EBITDA of $33.1 million for 1995 reflecting continuing difficult conditions in the music retailing industry. Music stores recorded operating losses of $79.2 million as compared to operating income of $14.7 million for 1995. Theme Parks revenues increased 5%, operating income increased 28% and EBITDA increased 16% driven principally by increased attendance.

Excluding the impact of the Blockbuster restructuring and inventory charges of $98.3 million, 1996 Video and Music/Theme Parks posted EBITDA of $774.9 million and Music stores posted EBITDA of $1.9 million.

Publishing (Education; Consumer; Business and Professional; Reference; and International Groups)

Publishing is comprised of Simon & Schuster which includes imprints such as Simon & Schuster, Pocket Books, Prentice Hall and Macmillan Computer Publishing. Revenues increased 7% to $2.3 billion for 1996 from $2.2 billion for 1995. EBITDA increased 7% to $365.2 million for 1996 from $340.2 million for 1995. Operating income increased 17% to $217.2 million for 1996 from $186.3 million for 1995. Revenue increases for the year primarily reflect strong sales from the Higher Education, Macmillan Publishing USA, and International divisions, stemming principally from strong domestic title sales and an enhanced focus in the Latin American and Asian markets. The Consumer Group's EBITDA rose slightly reflecting strong sales for Undaunted Courage by Stephen Ambrosia, Angela's Ashes by Frank McCourt, Moonlight Becomes You by Mary Higgins Clark and It Takes A Village by Hillary Rodham Clinton.

Other Income and Expense Information

Corporate expenses
Corporate expenses, including depreciation and amortization expense, increased 5% to $172.8 million for 1996 from $164.2 million for 1995, principally reflecting the impact of executive severance expense in 1996.

Interest Expense
Net interest expense decreased 1% to $798.0 million for 1996 from $809.3 million for 1995, principally reflecting the reduction of debt attributable to the Cable split-off partially offset by increases in debt to finance capital expenditures and other investments including the purchase of treasury stock during 1996. The Company had approximately $9.9 billion and $10.8 billion principal amount of debt outstanding as of December 31, 1996 and December 31, 1995, respectively, at a weighted average interest rate of 7.4% for each period. (See Note 7 of Notes to Consolidated Financial Statements.)

Provision for Income Taxes
The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The annual effective tax rates of 61.5% for 1996 and 63.3% for 1995, were both adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes.

Equity in Loss of Affiliates
"Equity in loss of affiliated companies, net of tax" was $13.0 million for 1996 as compared to $52.9 million for 1995. The net equity loss of $13.0 million for 1996 principally reflects the losses from international start-up equity ventures, partially offset by improved operating results for both USA Networks, a basic cable network and United Cinemas International Multiplex B.V. The equity loss for 1995 primarily reflects the loss of $49.4 million, net of tax, related to the Company's write off of its approximately 49% interest in Discovery Zone, which filed for protection under bankruptcy laws, and losses of international ventures, partially offset by operating results of USA Networks.

Minority Interest
Minority interest primarily represents the minority ownership of Spelling's common stock.

Discontinued Operations
For 1996 and 1995, discontinued operations reflect the results of operations, net of tax, of the Cable segment, the interactive game operations, including Virgin, and the Viacom Radio Stations. The Cable segment was split-off from the Company on July 31, 1996 and the gain realized of $1.317 billion is included in the net gain on discontinued operations, net of tax, offset by the anticipated loss of $159.3 million on disposal of the interactive game operations. The Radio Station transaction is expected to result in a gain which will be recognized upon completion of the transaction. Madison Square Garden Corporation ("MSG") is also included within discontinued operations in 1995, as it was sold March 10, 1995. The Company acquired MSG during March 1994 as a part of the Paramount Merger with its book value recorded at fair value and therefore no gain was recorded on its sale. (See Note 3 of Notes to Consolidated Financial Statements).

1995 versus 1994

Results of operations presented below exclude the Cable segment, interactive game operations, including Virgin, Viacom Radio Stations and MSG, sold March 10, 1995, to conform with the current year's discontinued operations presentation.

Revenues increased to $10.9 billion for 1995 from $6.7 billion for 1994. EBITDA increased to $2.1 billion for 1995 from $881.9 million for 1994. Operating income increased to $1.4 billion for 1995 from $505.9 million for 1994.

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

Revenues increased 16% to $10.9 billion for 1995 from pro forma revenues of $9.4 billion for 1994. EBITDA increased 32% to $2.1 billion for 1995 from pro forma EBITDA of $1.6 billion for 1994. Operating income increased 50% to $1.4 billion for 1995 from pro forma operating income of $935.2 million for 1994.

Segment Results of Continuing Operations - 1995 versus Pro Forma 1994

Networks and Broadcasting (Basic Cable and Premium Subscription Television Program Services, and Television Stations)

Revenues increased 14% to $2.0 billion for 1995 from $1.8 billion for 1994. EBITDA increased 24% to $627.9 million for 1995 from $504.8 million for 1994. Operating income increased 26% to $520.3 million for 1995 from $412.2 million for 1994. MTVN revenues of $1.0 billion, EBITDA of $410.9 million and operating income of $355.8 million increased 20%, 26% and 25%, respectively. The increase in MTVN's revenues was principally attributable to higher advertising revenues due to rate increases and to a lesser extent increased affiliate revenues. MTVN's EBITDA and operating income gains were driven by the increased revenues partially offset by higher operating costs, primarily representing increased programming costs. SNI's revenues, EBITDA and operating income increased 6%, 44% and 51%, respectively, reflecting an increase of 1.3 million subscribers from December 31, 1994, partially offset by the absence in 1995 of royalty revenues resulting from the settlement of a contractual claim with a third party during 1994 and increased programming costs. The Television stations revenues increased 11%, EBITDA increased 12% and operating income increased 17% primarily reflecting increased advertising revenues and the Company's acquisition of television stations in large markets, offset by the disposition of television stations in smaller markets.

Entertainment (Motion Pictures and Television Programming, Movie Theaters, and Music Publishing)

Revenues increased 25% to $3.4 billion for 1995 from $2.7 billion for 1994. EBITDA increased 79% to $480.9 million for 1995 from $269.0 million for 1994. Operating income increased 156% to $354.8 million for 1995 from $138.7 million for 1994. The increase in results of operations is attributable to a number of factors, notably during 1995 the strong home video performance of Paramount Pictures' Forrest Gump, Clear and Present Danger, Congo and Star Trek:
Generations and the sale of certain syndication rights to Carsey Werner, as compared to the 1994 domestic and foreign theatrical success of Forrest Gump and Clear and Present Danger. The Company also recognized approximately $250.0 million of revenues and $68.0 million of EBITDA and operating income during 1995 resulting from the conforming of accounting policies pertaining to the television programming libraries of Viacom Entertainment, Spelling and Paramount.

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

Video and Music/Theme Parks (Home Video and Music Retailing/Theme Parks)

Revenues increased 15% to $3.3 billion for 1995 from $2.9 billion for 1994. EBITDA increased 20% to $823.0 million for 1995 from $688.5 million for 1994. Operating income increased 29% to $501.5 million for 1995 from $388.3 million for 1994. The gains in results of operations primarily reflect the increased number of domestic Company-owned video stores in operation in 1995 as compared to 1994 and an increase of greater than 3% in worldwide same-store sales, partially offset by increased overall operating and overhead expenses. Music stores revenues increased $26.4 million, EBITDA and operating income decreased $13.4 million and $20.2 million, respectively, reflecting the highly competitive music retail environment. Theme Parks revenues increased $10.3 million, EBITDA increased $7.3 million and operating income increased $6.9 million primarily reflecting increased attendance, and the acquisition of a water park partially offset by increased operating expenses and in the case of operating income, higher depreciation expenses.

Publishing (Education; Consumer; Business and Professional; Reference; and International Groups)

Publishing revenues increased 7% to $2.2 billion for 1995 from $2.0 billion for 1994. EBITDA increased 33% to $340.2 million for 1995 from $254.9 million for 1994. Operating income increased 54% to $186.3 million for 1995 from $121.3 million for 1994. Results of operations primarily reflect increased Education Group sales resulting from strong Higher Education frontlist sales and increased Elementary and Secondary Group state adoptions and contributions from Consumer Group frontlist titles at Pocket Books. EBITDA and operating income for 1994 reflect an aggregate charge of $32.8 million attributable to certain non-recurring transition costs and the pro forma results of operations of Macmillan for the two months prior to acquisition.

Other Income and Expense Information 1995 vs. Actual 1994

Corporate expenses
Corporate expenses, including depreciation, increased 24% to $164.2 million for 1995 from $132.6 million for 1994. The increase in Corporate expenses reflects the recognition of higher systems, facility and incentive compensation obligations that occurred in 1995.

Interest Expense
Net interest expense of $809.3 million for 1995 compared to $491.6 million for 1994 reflects the effects of the full year impact of the issuance of 8% exchangeable subordinated debentures and debt incurred and acquired as part of the Mergers and the issuance of notes during 1995, offset by decreased bank borrowings. The notes issued during 1995, pursuant to the shelf registration statement described in Liquidity and Capital Resources, were $350 million of 6.75% Senior Notes, $200 million of 7.625% of Senior Debentures and $1 billion of 7.75% Senior Notes. The Company had approximately $10.8 billion and $10.4 billion principal amount of debt outstanding as of December 31, 1995 and December 31, 1994, respectively, at a weighted average interest rate of 7.4% and 7.5%. (See Note 7 of Notes to Consolidated Financial Statements.)

Other Items, Net
For 1994, "Other items, net" primarily reflects the pre-tax gain of $267.4 million, which resulted from the sale of the Company's one-third partnership interest in Lifetime for $317.6 million in April 1994. Proceeds from the sale were used to reduce outstanding debt.

Provision for Income Taxes
The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The annual effective tax rates of 63.3% for 1995 and 84.8% for 1994 were both adversely affected by amortization of intangibles resulting from the Mergers which are not deductible for tax purposes.

Equity in Earnings (Loss) of Affiliates
"Equity in loss of affiliated companies, net of tax" was $52.9 million for 1995 as compared to earnings of $19.2 million for 1994, primarily reflecting, in 1995, an equity loss, net of tax, of $49.4 million related to the Company's approximately 49% interest in Discovery Zone and net losses of equity investments in international start-up ventures, partially offset by improved operating results of USA Networks.

Minority Interest
Minority interest primarily represents the minority ownership of Spelling's common stock for 1995 and fourth quarter 1994 and minority ownership of Paramount's common stock, for the period March through June 1994.

Discontinued Operations
For 1995 and 1994, discontinued operations reflect the results of operations, net of tax, of the Cable segment, the interactive game operations, including Virgin, Viacom Radio Stations and MSG, sold March 10, 1995. The Company acquired MSG during March 1994 as a part of the Paramount Merger with its book value recorded at fair value and therefore no gain was recorded on its sale. (See Note 3 of Notes to Consolidated Financial Statements.)

Extraordinary Losses
During 1994, the Company refinanced its existing credit facilities and therefore recognized an after-tax extraordinary loss from the extinguishment of debt of $20.4 million, net of tax benefit of $11.9 million.

Acquisitions

On March 11, 1994, the Company acquired a majority of the shares of Paramount's common stock outstanding at a price of $107 per share in cash. On July 7, 1994, Paramount became a wholly owned subsidiary of the Company. The total cost to acquire Paramount of $9.9 billion was financed through $3.7 billion of borrowing from banks, $3.1 billion of cash and $3.1 billion of securities. (See Note 2 of Notes to Consolidated Financial Statements). Such cash was obtained through the issuance of $1.8 billion of Preferred Stock (of which $600 million and $1.2 billion were issued to Blockbuster and NYNEX Corporation, respectively) and $1.25 billion of Viacom Inc. Class B Common Stock was issued to Blockbuster. The securities issued to Blockbuster were canceled upon consummation of the Blockbuster Merger.

On September 29, 1994, Blockbuster was merged with and into the Company. The total cost to acquire Blockbuster of $7.6 billion was financed through the issuance of equity securities to Blockbuster shareholders. (See Note 2 of Notes to Consolidated Financial Statements).

Restructuring Charge

In 1996, following a strategic analysis, Blockbuster adopted a plan to abandon certain Music stores, relocate its headquarters and eliminate third party distributors domestically. As a result of such plan, Blockbuster recognized a fourth quarter restructuring charge of approximately $88.9 million principally reflecting costs associated with the closing of approximately 10% or 50 of its Music retail stores and costs associated with relocating Blockbuster's headquarters from Fort Lauderdale to Dallas. As a result of the music store closings, Blockbuster recognized lease termination costs of $28.3 million and accrued shut-down and other costs of $14.6 million through the restructuring charge in the fourth quarter of 1996. The music store closings were completed during the first quarter of 1997.

In the fourth quarter of 1996, Blockbuster recognized $25 million of estimated severance benefits payable to approximately 650 of its Fort Lauderdale headquarters employees who have chosen not to relocate. Blockbuster, through the restructuring charge, also recognized $21.0 million of other costs of exiting Fort Lauderdale and eliminating third party distributors. The Blockbuster relocation to Dallas is expected to be completed in the second quarter of 1997. Through December 31, 1996, no significant payments have been made related to the restructuring charge.

Liquidity and Capital Resources

The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures, joint ventures, commitments and payments of principal, interest and dividends on its outstanding indebtedness and preferred stock) with internally generated funds and from various external sources, which may include the Company's existing Credit Agreements and amendments thereto, co-financing arrangements by the Company's various divisions, additional financings and the sale of non-strategic assets as opportunities may arise. On March 26, 1997 the Company amended and restated the Credit Agreements. (See Note 7 of Notes to Consolidated Financial Statements).

The Company's scheduled maturities of indebtedness through December 31, 2001, assuming full utilization of the amended credit agreements are $536 million
(1997), $650 million (1998), $1.2 billion (1999), $1.7 billion (2000) and $2.1 billion (2001). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis. The Company's Preferred Stock dividend requirement is $60 million per year.

Planned capital expenditures, including information systems costs, are approximately $600 million to $750 million in 1997. Capital expenditures are primarily related to capital additions for new and existing video stores and theme park attractions. The Company's joint ventures are expected to require estimated net cash contributions of approximately $125 million to $175 million in 1997, including United Paramount Network ("UPN"), and MTV Asia. On January 15, 1997, the Company acquired a 50% interest in UPN from BHC Communications, Inc. ("BHC"), an affiliate of Chris Craft Industries, Inc., pursuant to an option the Company exercised on December 4, 1996, for a price of approximately $160 million, an amount equaling approximately one-half of BHC's aggregated cash contributions to UPN through the exercise date, plus market-based interest. The joint venture will be recorded as an equity investment beginning in the first quarter of 1997. In March 1997, the Company assumed 100% of the funding requirements of MTV Asia, a joint venture between MTVN and PolyGram N.V., as PolyGram N.V. completed its maximum contribution requirements per the partnership agreement. The Company is actively seeking a third partner for this joint venture.

The Company was in compliance with all debt covenants and had satisfied all financial ratios and tests as of December 31, 1996 under its Credit Agreements and the Company expects to be in compliance and satisfy all such covenant ratios as may be applicable from time to time during 1997.

Debt as a percentage of total capitalization of the Company decreased to 44% at December 31, 1996 from 47% at December 31, 1995.

The Company entered into interest rate exchange agreements with off-balance sheet risk in order to reduce its exposure to changes in interest rates on its variable rate long-term debt. As of December 31, 1996, the Company and its subsidiaries had obtained interest rate protection agreements with respect to approximately $600 million of indebtedness, which effectively changed the Company's interest rate on variable rate borrowings to fixed interest rates. The interest rate protection agreements matured during March 1997. The Company has not entered into additional interest rate protection agreements as of March 26, 1997.

The Company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign exchange rates and interest rates. The Company does not hold or issue financial instruments for speculative trading purposes. The derivative instruments used are foreign exchange forward contracts and options, and interest rate swap agreements. The foreign exchange contracts have principally been used to hedge the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, the French Franc, the Singapore Dollar, the German Deutschemark and the European Currency Unit/British Pound relationship. These derivatives, which are over-the-counter instruments, are non-leveraged. At December 31, 1996, the Company had outstanding contracts with a notional value of approximately $52.0 million which expire in 1997 and 1998. Realized gains and losses on contracts that hedge anticipated future cash flows are recognized in "Other Items, Net" and were not material in each of the periods.

The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties. The Company's receivables do not represent significant concentrations of credit risk at December 31, 1996, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

The Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock and contingent value rights of Viacom and guarantees of such debt securities by Viacom International which may be issued for aggregate gross proceeds of $3.0 billion. The registration statement was declared effective on May 10, 1995. The net proceeds from the sale of the offered securities may be used by Viacom to repay, redeem, repurchase or satisfy its obligations in respect to its outstanding indebtedness or other securities; to make loans to its subsidiaries; for general corporate purposes; or for such other purposes as may be specified in the applicable Prospectus Supplement. The Company filed a post-effective amendment to this registration statement on November 19, 1996. To date, the Company has issued $1.6 billion of notes and debentures and has $1.4 billion remaining availability under the shelf registration statement.

During 1996, the Company, together with National Amusements, Inc. ("NAI"), initiated a joint share repurchase program. As of December 31, 1996, the Company repurchased 658,200 shares of Viacom Inc. Class A Common Stock, 5,594,600 shares of Viacom Inc. Class B Common Stock and 5,450,390 Viacom Five-Year Warrants, expiring on July 7, 1999, for approximately $240.2 million in the aggregate. As of December 31, 1996, NAI had acquired 1,282,200 shares of Viacom Inc. Class A Common Stock and 5,602,000 shares of Class B Common Stock for approximately $249.6 million, raising its ownership to approximately 67% of Viacom Inc. Class A Common Stock and approximately 28% of Class A and Class B Common Stock on a combined basis.

The commitments of the Company for program license fees, which are not reflected in the balance sheet as of December 31, 1996 and are estimated to aggregate approximately $1.7 billion, principally reflect commitments of approximately $1.5 billion under SNI's exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

See Note 12 of Notes to Consolidated Financial Statements for a description of the Company's future minimum lease commitments.

There are various lawsuits and claims pending against the Company. Management believes that any ultimate liability resulting from those actions or claims will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

Certain subsidiaries and affiliates of the Company from time to time receive claims from Federal and state environmental regulatory agencies and other entities asserting that they are or may be liable for environmental cleanup costs and related damages, principally relating to discontinued operations conducted by its former mining and manufacturing businesses (acquired as part of the Mergers). The Company has recorded a liability reflecting its best estimate of environmental exposure. Such liability was not reduced by potential insurance recoveries and reflects management's estimate of cost sharing at multiparty sites. The estimated liability was calculated based upon currently available facts, existing technology and presently enacted laws and regulations. On the basis of its experience and the information currently available to it, the Company believes that the claims it has received will not have a material adverse effect on its results of operations, financial position or liquidity.

Current assets increased to $5.7 billion for 1996 from $5.2 billion for 1995 primarily reflecting the classification of net assets of discontinued operations and increased receivables. The increase in receivables is attributable to revenue growth at Paramount from domestic theatrical and home video releases, and higher network and syndication sales. The allowance for doubtful accounts as a percentage of receivables decreased to 5% for 1996 from 6% for 1995. Both current and non-current inventory increased principally reflecting the timing of the release of motion pictures at Paramount Pictures, and increased video and game product purchases at Blockbuster for new and existing video stores. The change in property and equipment principally reflects capital expenditures of $598.6 million and equipment acquired under capital leases of $211.1 million primarily related to capital additions for new and existing video stores offset by the split-off of Cable and depreciation expense of $401.3 million. Current liabilities increased to $4.3 billion for 1996 from $4.1 billion for 1995 due to increased foreign syndication deferred revenue and other normal operating activity. Long-term debt including current maturities, decreased to $9.9 billion for 1996 from $10.8 billion for 1995, reflecting debt reduction attributable to the cable split-off, partially offset by continued investment in the Company's businesses and the purchase of treasury stock.

Net cash flow from operating activities increased 27% to $70.5 million in 1996 from $55.6 million for 1995 principally due to a reduction of $410.6 million in payments for interest and taxes during 1996 partially offset by increases in foreign syndication receivables and investment in feature film inventory at Paramount Pictures, and the timing of payments for higher purchases of rental inventory at Blockbuster Video. Net cash flow from operating activities decreased 85% to $55.6 million in 1995 from $376.9 million for 1994. Such amounts are not comparable due to the Mergers. The decreased operating cash flow primarily reflects interest and tax payments of $1.4 billion for 1995 versus $429 million for 1994 as well as payments for significant levels of Blockbuster video product purchases made, in the first quarter of 1995 partially offset by increased operating income. Net cash flow from investing activities of $839.6 million for 1996, principally reflects the proceeds of $1.7 billion from the split-off of the Company's Cable systems, partially offset by capital expenditures and other investing activities. Net cash expenditures from investing activities of $79.6 million for 1995 principally reflects capital expenditures and other acquisitions partially offset by proceeds from the sale of MSG and other dispositions. Financing activities reflect borrowings and repayment of debt under the credit agreements during each period presented, the purchase of treasury stock during 1996, proceeds from the issuance of senior notes during 1995 and the issuance of Viacom Inc. Class B Common Stock to Blockbuster during 1994.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Viacom Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Viacom Inc. and its subsidiaries (the "Company") at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits of the consolidated financial statements of Viacom Inc. also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP
New York, New York
February 14, 1997, except as to the second and first paragraphs of Note 3 which are as of February 16, 1997 and February 19, 1997, respectively

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

The Audit Committee of the Board of Directors, which is comprised solely of directors who are not employees of the Company, meets periodically with the independent accountants, with our internal auditors, as well as with management, to review accounting, auditing, internal accounting controls and financial reporting matters. The Audit Committee is also responsible for recommending to the Board of Directors the independent accounting firm to be retained for the coming year, subject to shareholder approval. The independent accountants and the internal auditors have full and free access to the Audit Committee with and without management's presence.

                                                  VIACOM INC.


                                     By: /s/ Sumner M. Redstone
                                         ---------------------------------------
                                         Sumner M. Redstone
                                         Chairman of the Board of Directors,
                                         Chief Executive Officer


                                     By: /s/ George S. Smith, Jr.
                                         ---------------------------------------
                                         George S. Smith, Jr.
                                         Senior Vice President,
                                         Chief Financial Officer


                                     By: /s/ Susan C. Gordon
                                         ---------------------------------------
                                         Susan C. Gordon
                                         Vice President, Controller,
                                         Chief Accounting Officer

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

                                                                      Year Ended December 31,
                                                               ------------------------------------
                                                                  1996         1995         1994
                                                               ----------   ----------   ----------
Revenues ....................................................  $ 12,084.2   $ 10,915.9   $  6,701.4

Expenses:
  Operating .................................................     7,605.3      6,689.5      4,109.4
  Selling, general and administrative .......................     2,298.1      2,111.0      1,710.1
  Restructuring charge ......................................        88.9         --           --
  Depreciation and amortization .............................       817.6        716.7        376.0
                                                               ----------   ----------   ----------
     Total expenses .........................................    10,809.9      9,517.2      6,195.5
                                                               ----------   ----------   ----------
Operating income ............................................     1,274.3      1,398.7        505.9

Other income (expense):
  Interest expense, net .....................................      (798.0)      (809.3)      (491.6)
  Other items, net (See Note 16) ............................         4.2         (9.6)       261.2
                                                               ----------   ----------   ----------
Earnings from continuing operations before income taxes .....       480.5        579.8        275.5
Provision for income taxes ..................................      (295.5)      (367.1)      (233.7)
Equity in earnings (loss) of affiliated companies, net of tax       (13.0)       (52.9)        19.2
Minority interest ...........................................        (1.3)        (9.3)        16.0
                                                               ----------   ----------   ----------
Earnings from continuing operations .........................       170.7        150.5         77.0
Earnings (loss) from discontinued operations,
  net of tax (See Note 3) ...................................       (80.5)        72.0         33.0
Net gain on discontinued operations, net of tax (See Note 3)      1,157.7         --           --
                                                               ----------   ----------   ----------
Earnings before extraordinary loss ..........................     1,247.9        222.5        110.0
Extraordinary loss, net of tax (See Note 7) .................        --           --          (20.4)
                                                               ----------   ----------   ----------

Net earnings ................................................     1,247.9        222.5         89.6

Cumulative convertible preferred stock dividend requirement .       (60.0)       (60.0)       (75.0)
                                                               ----------   ----------   ----------

Net earnings attributable to common stock ...................  $  1,187.9   $    162.5   $     14.6
                                                               ==========   ==========   ==========

Primary and fully diluted net earnings per common share:
  Earnings from continuing operations .......................  $     0.30   $     0.24   $     0.01
  Net earnings ..............................................  $     3.23   $     0.43   $     0.07

Weighted average number of common shares and common share equivalents:

  Primary ...................................................       367.4        375.1        220.0
  Fully diluted .............................................       367.5        375.5        220.4

                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

                                                              December 31,
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
Assets

Current Assets:
  Cash and cash equivalents ............................  $   209.0  $   464.1
  Receivables, less allowances of $101.3 (1996) and
    $126.0 (1995) ......................................    2,153.1    1,872.4
  Inventory (See Note 5) ...............................      923.3      888.1
  Theatrical and television inventory (See Note 5) .....    1,419.1    1,275.0
  Other current assets .................................      723.8      684.4
  Net assets of discontinued operations ................      289.4       --
                                                          ---------  ---------
Total current assets ...................................    5,717.7    5,184.0
                                                          =========  =========

Property and Equipment:
  Land .................................................      466.9      477.6
  Buildings ............................................    1,382.6    1,161.7
  Capital leases .......................................      637.1      412.0
  Equipment and other ..................................    1,403.1    1,363.6
  Cable television systems .............................       --        539.8
                                                          ---------  ---------
                                                            3,889.7    3,954.7
  Less accumulated depreciation and amortization .......      733.9      756.8
                                                          ---------  ---------

    Net property and equipment .........................    3,155.8    3,197.9
                                                          ---------  ---------

Inventory (See Note 5) .................................    2,619.4    2,271.5

Intangibles, at amortized cost .........................   14,894.2   16,153.2

Other assets ...........................................    2,446.9    2,184.4
                                                          ---------  ---------
                                                          $28,834.0  $28,991.0
                                                          =========  =========

                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

                                                                       December 31,
                                                                   --------------------
                                                                     1996       1995
                                                                   ---------  ---------
Liabilities and Shareholders' Equity

Current Liabilities:
      Accounts payable ..........................................  $   808.8  $   788.8
      Accrued expenses ..........................................    1,459.9    1,498.2
      Deferred income ...........................................      364.6      243.5
      Accrued compensation ......................................      425.7      449.4
      Participants' share, residuals and royalties payable ......      856.6      798.2
      Program rights ............................................      290.5      240.4
      Current portion of long-term debt .........................       62.6       45.1
                                                                   ---------  ---------
             Total current liabilities ..........................    4,268.7    4,063.6
                                                                   ---------  ---------

Long-term debt (See Note 7) .....................................    9,855.7   10,712.1
Other liabilities ...............................................    2,115.2    2,121.5

Commitments and contingencies (See Note 12)

Shareholders' Equity:
  Convertible Preferred Stock, par value $.01 per share; 200.0 shares authorized; 24.0 (1996) and 24.0 (1995) shares
      issued and outstanding ....................................    1,200.0    1,200.0
  Class A Common Stock, par value $.01 per share; 200.0 shares authorized; 69.4 (1996) and 75.1 (1995) shares issued and
      outstanding ...............................................        0.7        0.8
  Class B Common Stock, par value $.01 per share; 1,000.0 shares authorized; 282.6 (1996) and 294.6 (1995) shares issued and
      outstanding ...............................................        2.9        2.9
  Additional paid-in capital ....................................   10,242.1   10,726.9
  Retained earnings .............................................    1,361.0      173.1
  Cumulative translation adjustments ............................       11.3       (9.9)
                                                                   ---------  ---------
                                                                    12,818.0   12,093.8
  Less treasury stock, at cost; 6.3 shares (1996) ...............      223.6       --
                                                                   ---------  ---------
      Total shareholders' equity ................................   12,594.4   12,093.8
                                                                   ---------  ---------
                                                                   $28,834.0  $28,991.0
                                                                   =========  =========

                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                                           Year Ended December 31,
                                                                       ------------------------------
                                                                         1996       1995       1994
                                                                       --------   --------   --------
Operating Activities:
   Net earnings .....................................................  $1,247.9   $  222.5   $   89.6
   Adjustments to reconcile net earnings to net cash flow
   from operating activities:
   Net gain on discontinued operations, net of tax (See Note 3) .....  (1,157.7)      --         --
   Depreciation and amortization ....................................     817.6      820.4      465.7
   Restructuring charge (See Note 4) ................................      88.9       --         --
   Merger-related charges (See Note 2) ..............................      --         --        332.1
   Distribution from affiliated companies ...........................      59.8       82.2       37.7
   Equity in (earnings) losses of affiliated companies, net of tax ..      13.0       53.9      (18.6)
   Gain on the sale of marketable securities ........................      --        (26.9)      --
   Gain on dispositions, net of tax (See Note 16) ...................      --         --       (164.4)
   Extraordinary losses, net of tax (See Note 7) ....................      --         --         20.4
   Change in operating assets and liabilities:
     Increase in receivables ........................................    (413.3)    (233.8)    (152.6)
     Increase in inventory and related programming liabilities, net .    (443.0)    (305.9)    (557.0)
     Increase in prepublication costs, net ..........................     (57.9)     (75.7)     (47.0)
     (Increase) decrease in prepaid expenses and other current assets     (40.0)     (84.5)     110.1
     (Increase) decrease in unbilled receivables ....................    (226.5)     (55.6)      17.3
     Increase (decrease) in accounts payable and accrued expenses ...       1.0     (364.1)     164.7
     Increase (decrease) in income taxes payable and deferred
        income taxes, net ...........................................      38.5      (56.5)      28.8
     Increase in deferred income ....................................     122.6       68.0        9.8
     Other, net .....................................................      19.6       11.6       40.3
                                                                       --------   --------   --------
Net cash flow provided by operating activities ......................      70.5       55.6      376.9
                                                                       --------   --------   --------

Investing activities:
   Proceeds from dispositions .......................................   1,838.1    1,442.9      317.6
   Acquisitions, net of cash acquired ...............................    (299.8)    (616.2)  (6,254.6)
   Capital expenditures .............................................    (598.6)    (730.6)    (364.9)
   Investments in and advances to affiliated companies ..............     (88.8)    (138.1)     (51.3)
   Proceeds from sale of short-term investments .....................     137.9      281.3      156.2
   Purchases of short-term investments ..............................    (149.2)    (301.2)    (102.2)
   Other, net .......................................................      --        (17.7)     (37.2)
                                                                       --------   --------   --------
Net cash flow provided by (used in) investing activities ............     839.6      (79.6)  (6,336.4)
                                                                       --------   --------   --------

Financing activities:
   Short-term (repayments to) borrowings from banks, net ............    (859.5)  (1,560.2)   3,560.0
   Proceeds from the issuance of senior notes .......................      --      1,538.6       --
   Proceeds from the issuance of Class B Common Stock ...............      --         --      1,250.0
   Proceeds from exercise of stock options and warrants .............      95.1      125.6       52.6
   Purchase of treasury stock .......................................    (223.6)      --         --
   Payment of Preferred Stock dividends .............................     (60.0)     (60.0)     (72.7)
   Settlement of CVRs ...............................................      --        (81.9)      --
   Payment on capital lease obligations .............................     (48.9)     (36.3)      (5.1)
   Repayment of other notes .........................................     (50.9)      --         --
   Deferred financing fees ..........................................      --        (23.4)     (87.1)
   Other, net .......................................................     (17.4)     (12.0)     (22.9)
                                                                       --------   --------   --------
Net cash flow provided by (used in) financing activities ............  (1,165.2)    (109.6)   4,674.8
                                                                       --------   --------   --------

Net decrease in cash and cash equivalents ...........................    (255.1)    (133.6)  (1,284.7)
Cash and cash equivalents at beginning of year ......................     464.1      597.7    1,882.4
                                                                       --------   --------   --------
Cash and cash equivalents at end of year ............................  $  209.0   $  464.1   $  597.7
                                                                       ========   ========   ========

                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions)

                                                                              Year ended December 31,
                                               ----------------------------------------------------------------------------------
                                                          1996                        1995                         1994
                                               -------------------------      -----------------------      ----------------------
                                                 Shares        Amounts         Shares       Amounts         Shares       Amounts
                                               -----------   -----------      --------     ----------      ---------  -----------
Convertible Preferred Stock:
Balance, beginning of year...................         24.0   $   1,200.0          24.0     $  1,200.0          48.0   $   1,800.0
Cancellation of Series A Preferred Stock.....           --           --             --             --         (24.0)       (600.0)
                                               -----------   -----------      --------     ----------      ---------  -----------
Balance, end of year.........................         24.0   $   1,200.0          24.0     $  1,200.0          24.0   $   1,200.0
                                               ===========   ===========      ========     ==========      =========  ===========

Class A Common Stock:
Balance, beginning of year...................         75.1   $        .8          74.6     $       .7          53.4   $        .5
Exercise of stock options and warrants.......           .4           --             .5             .1            .2            --
Cable split-off..............................         (5.4)          (.1)           --             --           --             --
Repurchase of Common Stock...................          (.7)          --             --             --           --             --
Blockbuster Merger Consideration.............           --           --             --             --          21.0            .2
                                               -----------   -----------      --------     ----------      ---------  -----------
Balance, end of year.........................         69.4   $        .7          75.1     $       .8          74.6   $        .7
                                               ===========   ===========      ========     ==========      =========  ===========

Class B Common Stock:
Balance, beginning of year...................        294.6   $       2.9         284.1     $      2.8          67.3   $        .7
Exercise of stock options and warrants.......          3.5            .1           4.4             --           1.2            --
Cable split-off..............................         (9.9)          (.1)           --             --           --             --
Repurchase of Common Stock...................         (5.6)          --             --             --           --             --
Conversion of VCRs to B Shares...............          --            --            6.1             .1           --             --
Paramount Merger Consideration...............          --            --             --             --          56.7            .5
Blockbuster Merger Consideration.............          --            --             --             --         158.9           1.6
Issuance of shares...........................          --            --             --             --          22.7            .2
Cancellation of  shares......................          --            --             --             --         (22.7)          (.2)
                                               -----------   -----------      --------     ----------      ---------  ------------
Balance, end of year.........................        282.6   $       2.9         294.6     $      2.9         284.1   $       2.8
                                               ===========   ===========      ========     ==========      =========  ===========

Additional Paid-In Capital:
Balance, beginning of year...................                $  10,726.9                   $ 10,579.5                 $     920.9
Exercise of stock options and warrants,
   net of tax benefit........................                      157.4                        233.3                        65.8
Cable split-off..............................                     (625.6)                          --                          --
Cost of repurchased warrants.................                      (16.6)                          --                          --
Paramount Merger Consideration...............                        --                            --                     2,190.9
Blockbuster Merger Consideration.............                        --                            --                     7,412.1
Settlement of CVRs...........................                        --                         (81.9)                         --
Settlement of Paramount Merger
   appraisal rights..........................                        --                          (4.0)                         --
Issuance of Class B Common shares............                        --                            --                     1,250.0
Cancellation of Class B Common shares........                        --                            --                    (1,250.0)
Expenses associated with stock issuances.....                        --                            --                       (10.2)
                                                             -----------                   ----------                 -----------
Balance, end of year.........................                $  10,242.1                   $ 10,726.9                 $  10,579.5
                                                             ===========                   ==========                 ===========

Retained Earnings (Accumulated Deficit):
Balance, beginning of year...................                     $173.1                   $     10.6                 $      (4.0)
Net earnings.................................                    1,247.9                        222.5                        89.6
Convertible Preferred stock dividend
requirement .................................                      (60.0)                       (60.0)                      (75.0)
                                                             -----------                   ----------                 -----------
Balance, end of year.........................                $   1,361.0                   $    173.1                 $      10.6
                                                             ===========                   ==========                 ===========
Cumulative Translation Adjustments:
Balance, beginning of year...................                $      (9.9)                  $     (2.0)                $        --
Translation adjustments......................                       21.2                         (7.9)                       (2.0)
                                                             -----------                   ----------                 ------------
Balance, end of year.........................                $      11.3                   $     (9.9)                $      (2.0)
                                                             ===========                   ==========                 ============

Treasury Stock at cost:
Balance, beginning of year...................           --   $       --                    $       --                 $        --
Class A Common Stock repurchased.............           .7         (22.9)                          --                          --
Class B Common Stock repurchased.............          5.6        (200.7)                          --                          --
                                               -----------   ===========                   ----------                 -----------
Balance, end of year.........................          6.3   $    (223.6)                  $       --                 $        --
                                               ===========   ===========                   ==========                 ===========

Total Shareholders' Equity...................                $  12,594.4                   $ 12,093.8                 $  11,791.6
                                                             ===========                   ==========                 ===========

                 See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Tabular dollars in millions, except per share amounts)

1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Viacom Inc. and its subsidiaries (the "Company") is a diversified entertainment and publishing company with operations in the four segments described below. In accordance with Accounting Principles Board Opinion ("APB") 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Company has presented three lines of businesses as discontinued operations: Viacom Cable, which was split-off from the Company on July 31, 1996; Viacom Radio Stations, which the Company has agreed to sell to Evergreen Media Corporation for $1.075 billion in cash; and its interactive game operations including Virgin Interactive Entertainment Limited ("Virgin"), a unit of Spelling Entertainment Group, Inc.
("Spelling"), for which the Company has adopted a plan of disposal (See Note 3). Prior years' statements of operations have been reclassified to conform with the current year's discontinued operations presentation. The Company's consolidated results of operations include the results of operations of Paramount Communications Inc. ("Paramount") commencing March 1, 1994 and Blockbuster Entertainment Corporation ("Blockbuster") commencing October 1, 1994 (See Note
2). See Note 13 regarding the relative contribution to revenues and operating income of each of the following business segments:

Networks and Broadcasting
The Company, through MTV Networks, owns and operates advertiser-supported basic cable television program services, and, through Showtime Networks Inc., owns and operates premium subscription cable television program services. The Company also owns and operates 11 television stations.

Entertainment
The Company, through Paramount and Spelling: 1) produces, acquires, finances and distributes feature motion pictures, normally for exhibition in U.S. and foreign theaters followed by videocassettes and discs, pay-per-view television, premium subscription television, network television, basic cable television and syndicated television exploitation; 2) produces, acquires and distributes series, mini-series, specials and made-for-television movies primarily for network television, first-run syndication and basic cable television; and 3) operates movie theaters.

Video and Music/Theme Parks
The Company, through Blockbuster, operates and franchises videocassette rental and retail sales stores, and operates music stores throughout the United States and internationally. Additionally, the Company, through Paramount Parks, owns and operates five regional theme parks and one water park in the United States and Canada.

Publishing
The Company, through Simon & Schuster, publishes and distributes consumer hardcover and paperback books, CD-ROM products, audio books, educational textbooks and supplemental educational materials, multimedia curriculum and information and reference materials for businesses and professionals.

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

Inventories - Publishing related inventories are generally determined using the lower of cost (first-in, first-out method) or net realizable value. Prerecorded music and videocassette sell through inventory costs are determined using the moving weighted average method, the use of which approximates the first-in, first-out basis. Videocassette rental inventory is recorded at cost and amortized over its estimated economic life. Videocassettes which are base stock are amortized over 36 months on a straight-line basis. Videocassettes which are new release feature films are frequently ordered in large quantities to satisfy initial demand ("hits"). For each store, the fifth and any succeeding copies of hit titles purchased are amortized over six months on a straight-line basis.

Theatrical and Television Inventories - Inventories related to theatrical and television product (which include direct production costs, production overhead, acquisition costs, prints and certain exploitation costs) are stated at the lower of amortized cost or net realizable value. Inventories are amortized, and liabilities for residuals and participation's are accrued, on an individual product basis based on the proportion that current revenues bear to the estimated remaining total lifetime revenues. Estimates for initial domestic syndication and basic cable revenues are not included in the estimated lifetime revenues of network series until such sales are probable. Estimates of total lifetime revenues and expenses are periodically reviewed. The costs of feature and television films are classified as current assets to the extent such costs are expected to be recovered through their respective primary markets, with the remainder classified as noncurrent. A portion of the cost to acquire Paramount and Blockbuster was allocated to theatrical and television inventories based upon estimated revenues from certain films less related costs of distribution and a reasonable profit allowance for the selling effort. The cost allocated to films is being amortized over their estimated economic lives not to exceed 20 years.

The Company estimates that approximately 69% of unamortized film costs (including amounts allocated under purchase accounting) at December 31, 1996 will be amortized within the next three years.

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

Property and Equipment - Property and equipment is stated at cost. Depreciation is computed principally by the straight-line method over estimated useful lives ranging from 3 to 40 years. Depreciation expense, including capitalized lease amortization, was $401.3 million (1996), $292.9 million (1995) and $155.0 million (1994).

Property and equipment includes capital leases of $513.8 million and $358.5 million as of December 31, 1996 and December 31, 1995, respectively, net of accumulated amortization of $123.3 million and $53.5 million, respectively. Amortization expense related to capital leases was $70.4 million (1996), $39.1 million (1995) and $13.1 million (1994).

In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Measurement of an impairment loss is based on the fair value of the underlying asset. Fair value is principally determined by discounted cash flows, depending upon the nature of the assets. The adoption of SFAS 121 did not have a significant effect on the consolidated financial position or results of operations.

Intangible Assets - Intangible assets, which primarily consist of the cost of acquired businesses in excess of the fair value of tangible assets and liabilities acquired ("goodwill"), are generally amortized by the straight-line method over estimated useful lives of up to 40 years. The Company evaluates the amortization period of intangibles on an ongoing basis in light of changes in any business conditions, events or circumstances that may indicate the potential impairment of intangible assets. Accumulated amortization of intangible assets at December 31 was $1.3 billion (1996) and $1.1 billion (1995).

Revenue Recognition - Subscriber fees for Networks are recognized in the period the service is provided. Advertising revenues for Networks and Broadcasting are recognized in the period during which the spots are aired. Revenues from the video and music stores are recognized at the time of rental or sale. The publishing segment recognizes revenue when merchandise is shipped.

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

Television series initially produced for the networks and first-run syndication are generally licensed to domestic and foreign markets concurrently. The more successful series are later syndicated in domestic markets and in certain foreign markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production. Revenues arising from television license agreements are recognized in the period that the films or television series are available for telecast and therefore may cause fluctuation in operating results.

Interest - Costs associated with the refinancing or issuance of debt, as well as with debt discount, are expensed as interest over the term of the related debt. The Company enters into interest rate exchange agreements; the amount to be paid or received under such agreements is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense. Amounts paid for purchased interest rate cap agreements are amortized as interest expense over the term of the agreement (See Note 8).

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

Provision for Doubtful Accounts - The provision for doubtful accounts charged to expense was $71.1 million (1996), $70.8 million (1995) and $39.6 million (1994).

Net Earnings per Common Share - Primary net earnings per common share is calculated based on the weighted average number of common shares outstanding during each period, the effects of common shares potentially issuable in connection with stock options and warrants, and in 1995 and 1994, variable common rights ("VCRs") and contingent value rights ("CVRs") (prior to their settlement). For each of the full years presented, the effect of the assumed conversion of Preferred Stock is antidilutive and therefore, not reflected in fully diluted net earnings per common share.

During February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 128, "Earnings per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company does not expect this statement to have a material impact on its earnings per share.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

Reclassifications - Certain amounts reported for prior years have been reclassified to conform with the current year's presentation.

2) PARAMOUNT MERGER, BLOCKBUSTER MERGER AND RELATED TRANSACTIONS

On March 11, 1994, the Company acquired a majority of the shares of Paramount common stock outstanding at a price of $107 per share in cash. On July 7, 1994, Paramount became a wholly owned subsidiary of the Company (the "Paramount Merger"). Each share of Paramount common stock outstanding at the time of the Paramount Merger (other than shares held in the treasury of Paramount or owned by the Company and other than shares held by any stockholders who demanded and perfected appraisal rights) was converted into the right to receive (i) 0.93065 of a share of Class B Common Stock, (ii) $17.50 principal amount of 8% exchangeable subordinated debentures ("8% Merger Debentures"), (iii) 0.93065 of a CVR, (iv) 0.5 of a warrant to purchase one share of Viacom Inc. Class B Common Stock at any time prior to the third anniversary of the Paramount Merger at a price of $60 per share, and (v) 0.3 of a warrant to purchase one share of Viacom Inc. Class B Common Stock at any time prior to the fifth anniversary of the Paramount Merger at a price of $70 per share.

On July 7, 1995 the CVRs matured. The Company paid approximately $81.9 million in cash, or approximately $1.44 per CVR, to settle its obligation under the CVRs.

On September 29, 1994, Blockbuster was merged with and into the Company (the "Blockbuster Merger"). Each share of Blockbuster Common Stock outstanding at the time of the Blockbuster Merger (other than shares held in the treasury of Blockbuster or owned by the Company) was converted into the right to receive (i)
0.08 of a share of Viacom Inc. Class A Common Stock, (ii) 0.60615 of a share of Viacom Inc. Class B Common Stock and (iii) one VCR.

On September 29, 1995 the VCRs matured. The Company issued approximately 6.1 million shares of Viacom Inc. Class B Common Stock, or .022665 of a share of Viacom Inc. Class B Common Stock per VCR, to settle its obligation under the VCRs.

The Paramount Merger and the Blockbuster Merger (collectively, the "Mergers") were accounted for under the purchase method of accounting. Accordingly, the total cost to acquire Paramount of $9.9 billion and Blockbuster of $7.6 billion was allocated to the respective assets and liabilities acquired based on their fair values at the time of the Mergers with the aggregate excess cost over the fair value of net tangible assets acquired of $7.9 billion and $6.8 billion, respectively, allocated to goodwill.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

The unaudited condensed pro forma results of operations data presented below assumes that the Mergers and related transactions, the sale of the one-third partnership interest in Lifetime and the sale of MSG (as described in Note 3) occurred January 1, 1994. The unaudited condensed pro forma results of operations data was prepared based upon the historical consolidated results of operations of the Company for the year ended December 31, 1994, Paramount for the two months ended February 28, 1994, and Blockbuster for the nine months ended September 30, 1994, adjusted to exclude the non-recurring merger-related charges of $332.1 million.

The results presented below exclude the Cable segment, the interactive game operations, including Virgin, and the Viacom Radio Stations (see Note 3). Financial information for Paramount and Blockbuster subsequent to the date of acquisition is included in the Company's historical information. Intangible assets are amortized principally over 40 years on a straight-line basis. The following unaudited pro forma information is not necessarily indicative of the combined results of operations of the Company, Paramount and Blockbuster that would have occurred if the completion of the transactions had occurred on the dates previously indicated nor are they necessarily indicative of future operating results of the combined company.

                                                    Year ended December 31, 1994
                                                    ----------------------------
                                                             (Unaudited)

Revenues...................................................  $ 9,426.0
Operating income...........................................      935.2
Earnings from continuing operations
   before extraordinary loss and preferred
   stock dividends.........................................       55.8
Loss from continuing operations per
   common share before extraordinary loss..................       (.01)

Pro forma operating income for the year ended December 31, 1994 excludes $332.1 million of non-recurring merger-related charges reflecting the integration of the Company's pre-merger businesses with similar Paramount units, and related management and strategic changes principally related to the merger with Paramount.

As part of the Mergers, the Company recognized costs of plans to exit activities and terminate and relocate employees of Paramount and Blockbuster. The total liabilities accrued for such costs were $228.7 million, of which $71.4 million represents costs to exit activities, $119.2 million for severance costs and $38.1 million for relocation costs. During 1996, 1995 and 1994, the Company paid and charged against the liabilities approximately $42.9 million, $79.9 million and $84.6 million, respectively. The Company expects to substantially complete the activities related to these liabilities during 1997.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

3) DISPOSITIONS

On February 19, 1997, the Board of Directors of Spelling, a majority owned subsidiary of the Company, approved a formal plan to sell Virgin through a public offering. On the same date, the Company adopted a plan to dispose of its interactive game businesses, including Viacom New Media which is operated by Virgin under a services agreement entered into during September 1996. The disposition is expected to be completed by the end of 1997. Accordingly, such interactive game operations have been accounted for as discontinued operations and the Company has recorded a loss on the disposal of $159.3 million, which includes estimated losses through the expected date of disposition of $58.0 million.

On February 16, 1997, the Company entered into an agreement to sell the Viacom Radio Stations to Evergreen Media Corporation for $1.075 billion in cash. The transaction is expected to result in a gain and be completed during the summer of 1997, and accordingly, the Viacom Radio Stations have been accounted for as a discontinued operation.

On July 31, 1996, the Company completed the split-off of its Cable segment pursuant to an exchange offer and related transactions. As a result, the Company realized a gain of $1.317 billion, reduced its debt by $1.7 billion and retired 5,413,917 shares of Viacom Inc. Class A Common Stock and 9,943,043 shares of Class B Common Stock or approximately 4.1% of the total outstanding common shares. National Amusements, Inc. ("NAI"), which owns approximately 28% of Viacom Inc. Class A and Class B Common Stock on a combined basis, did not participate in the exchange offer.

On March 10, 1995, the Company sold Madison Square Garden Corporation, which included the Madison Square Garden Arena, The Paramount theater, the New York Knickerbockers, the New York Rangers and the Madison Square Garden Network (collectively "MSG") to a joint venture of ITT Corporation and Cablevision Systems Corporation for closing proceeds of approximately $1.0 billion, representing the sale price of approximately $1.075 billion, less approximately $66 million in working capital adjustments. The Company acquired MSG during 1994 as part of Paramount with its book value recorded at fair value and therefore no gain was recorded on its sale. Proceeds from the sale of MSG and other dispositions were used to repay notes payable to banks, of which approximately $600 million represented a permanent reduction of the Company's bank commitments.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

Summarized financial data of discontinued operations are as follows:

Results of discontinued operations:

                                          Cable    Interactive  Radio       MSG        Total
                                          -----    -----------  -----       ---        -----
For the Year ended 1996(1)
Revenues .............................    $236.9     $268.7     $113.5     $ --       $619.1
Earnings (loss) from operations before
   income taxes ......................      50.5     (157.6)      36.3       --        (70.8)
Provision for income taxes ...........     (21.5)      (1.2)     (16.1)      --        (38.8)
Net earnings (loss) ..................      28.3     (129.0)      20.2       --        (80.5)

For the Year ended 1995(2)
Revenues .............................    $444.4     $242.8     $106.6     $ 91.5     $885.3

Earnings (loss) from operations before
   income taxes ......................     128.1      (42.5)      23.8       12.7      122.1
Benefit (provision) for income taxes .     (52.7)      13.9      (11.1)      (5.1)     (55.0)
Net earnings (loss) ..................      74.4      (22.7)      12.7        7.6       72.0

For the Year ended 1994(3)
Revenues .............................    $406.2     $173.0     $101.1     $273.4     $953.7

Earnings (loss) from operations before
   income taxes ......................      80.0      (10.0)      31.2      (25.4)      75.8
Benefit (provision) for income taxes .     (35.8)       4.7      (14.9)       4.9      (41.1)
Net earnings (loss) ..................      43.5       (6.3)      16.3      (20.5)      33.0

                                                  At December 31, 1996
                                                  --------------------
Financial position (4):
Current assets.................................           $217.8
Net property and equipment.....................             30.6
Other assets...................................            526.3
Total liabilities..............................           (485.3)
                                                          ------
Net assets of discontinued operations..........           $289.4
                                                          ======

     (1)  Results of operations include Cable for the six months ended June 30.
     (2) Results of operations include MSG for the period January 1 through March 9.
     (3) Results of operations include MSG for March 1 through December 31, and Virgin for October 1 through December 31.
     (4)  Financial position data reflects Radio and Interactive at December 31.

The provision for income taxes of $38.8 million for 1996, $55.0 million for 1995 and $41.1 million for 1994 represent effective tax rates of 54.8%, 45.0% and 54.2%, respectively. The differences between the effective tax rate and the statutory federal tax rate of 35% principally relate to certain nondeductible expenses, the allocation of nondeductible goodwill amortization, state and local taxes and the provision of valuation allowances attributable to net operating losses of Virgin.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

4) RESTRUCTURING CHARGE

In 1996, following a strategic analysis, Blockbuster adopted a plan to abandon certain Music stores, relocate its headquarters and eliminate third party distributors domestically. As a result of such plan, Blockbuster recognized a fourth quarter restructuring charge of approximately $88.9 million principally reflecting costs associated with the closing of approximately 10% or 50 of its Music retail stores and costs associated with relocating Blockbuster's headquarters from Fort Lauderdale to Dallas. As a result of the music store closings, Blockbuster recognized lease termination costs of $28.3 million and accrued shut-down and other costs of $19.3 million through the restructuring charge in the fourth quarter of 1996. The music store closings were completed during the first quarter of 1997.

In the fourth quarter of 1996, Blockbuster recognized $25 million of estimated severance benefits payable to approximately 650 of its Fort Lauderdale headquarters employees who have chosen not to relocate. Blockbuster, through the restructuring charge, also recognized $16.3 million of other costs of exiting Fort Lauderdale and eliminating third party distributors. The Blockbuster relocation to Dallas is expected to be completed in the second quarter of 1997. Through December 31, 1996, no significant payments have been made related to the restructuring charge.

In the fourth quarter of 1996, Blockbuster recognized $13.1 million of depreciation, attributable to fixed asset write downs for Music stores and the Fort Lauderdale headquarters. In addition, Blockbuster recognized music inventory impairment costs charged to operating expenses of $9.4 million.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

5) INVENTORIES

Inventories consist of the following:

                                                                December 31,
                                                           ---------------------
                                                             1996          1995
                                                             ----          ----

Prerecorded music and video cassettes ................     $  564.2     $  459.8
Videocassette rental inventory .......................        668.2        520.3
Publishing:
      Finished goods .................................        298.4        303.6
      Work in process ................................         33.9         44.9
      Materials and supplies .........................         14.5         30.2
Other ................................................         12.3         87.9
                                                           --------     --------
                                                            1,591.5      1,446.7
     Less current portion ............................        923.3        888.1
                                                           --------     --------

                                                           $  668.2     $  558.6
                                                           ========     ========
Theatrical and television inventory:
      Theatrical and television productions:
           Released ..................................     $1,811.3     $1,612.1
           Completed, not released ...................         32.6         52.5
           In process and other ......................        352.6        357.0
      Program rights .................................      1,173.8        966.3
                                                           --------     --------
                                                            3,370.3      2,987.9
      Less current portion ...........................      1,419.1      1,275.0
                                                           --------     --------
                                                           $1,951.2     $1,712.9
                                                           ========     ========

Total non-current inventory ..........................     $2,619.4     $2,271.5
                                                           ========     ========

6) INVESTMENTS IN AFFILIATED COMPANIES

The Company accounts for its investments in affiliated companies over which the Company has significant influence or ownership of more than 20% but less than or equal to 50% under the equity method. Such investments are principally comprised of the Company's interest in Comedy Central (50% owned), MTV Asia (50% owned) and Nick Germany (45% owned). Investments acquired as part of the Mergers were USA Networks (50% owned), United Cinemas International Multiplex B.V. (50% owned) and other theatrical exhibition and distribution ventures. Investments in affiliates are included as a component of other assets.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

The following is a summary of combined financial information which is based on information provided by the equity investees.

                                                  Year Ended December 31,
                                          --------------------------------------
                                            1996           1995           1994
                                          --------       --------       --------

Results of operations:
Revenues ...........................      $2,082.0       $2,152.3       $1,464.8
Operating income (loss) ............           2.3         (360.7)          86.2
Net earnings (loss) ................         (33.1)        (408.1)          57.3

                                                             December 31,
                                                      --------------------------
                                                        1996              1995
                                                      --------          --------

Financial position:
Current assets .............................          $  919.4          $  891.8
Noncurrent assets ..........................           1,091.8           1,367.8
Current liabilities ........................             733.1             990.5
Noncurrent liabilities .....................             656.7             825.8
Equity .....................................             621.4             443.3

The Company, through the normal course of business, is involved in transactions with affiliated companies that have not been material in any of the periods presented.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

7) BANK FINANCING AND DEBT

Long-term debt consists of the following:
                                                                 December 31,
                                                                 ------------
                                                               1996       1995
                                                               ----       ----

Notes payable to banks (a)................................. $5,253.0   $ 6,206.9
6.625% Senior Notes due 1998...............................    150.0       150.0
5.875% Senior Notes * due 2000.............................    149.6       149.5
7.5% Senior Notes * due 2002...............................    247.8       247.4
6.75% Senior Notes due 2003, net of unamortized
    discount of $.3 (b)....................................    349.7       349.7
7.75% Senior Notes due 2005, net of unamortized
    discount of $8.1 (c)...................................    991.9       991.0
7.625% Senior Debentures due 2016, net of unamortized
    discount of $1.3 (b)...................................    198.7       198.6
8.25% Senior Debentures * due 2022.........................    247.2       247.1
7.5% Senior Debentures * due 2023..........................    149.5       149.5
9.125% Senior Subordinated Notes * due 1999................    150.0       150.0
8.75%  Senior Subordinated Reset Notes * due 2001 (d)......    100.0       100.0
10.25% Senior Subordinated Notes * due 2001................    200.0       200.0
7.0% Senior Subordinated Debentures * due 2003, net of
    unamortized discount of $40.5 (1996) and $44.6 (1995)..    191.0       186.8
8.0% Merger Debentures due 2006, net of unamortized
    discount of $110.3 (1996) and $120.8 (1995)............    960.0       947.9
Other Notes................................................      8.7        60.9
Obligations under capital leases...........................    571.2       421.9
                                                            --------   ---------
                                                            $9,918.3   $10,757.2
Less current portion.......................................     62.6        45.1
                                                            --------   ---------
                                                            $9,855.7   $10,712.1
                                                            ========   =========

* Issues of Viacom International guaranteed by the Company.

      (a) -- On July 1, 1994, the Company entered into an aggregate $6.489 billion credit agreement (the "Viacom Credit Agreement"), and Viacom International Inc. ("Viacom International") and certain of its subsidiaries (the "Subsidiary Obligors") entered into a $311 million credit agreement (the "Viacom International Credit Agreement," together with the Viacom Credit Agreement, collectively the "Credit Agreements") each with certain banks. On September 29, 1994, the Company entered into an aggregate $1.8 billion credit agreement (the "$1.8 billion Credit Agreement") with certain banks. As a result of the July 31, 1996 Cable split-off, the Company reduced its notes payable to banks by $1.7 billion, of which $1.5 billion represented a permanent reduction of its credit facility.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

The interest rate on all loans made under the three facilities is based upon Citibank, N.A.'s base rate or the London Interbank Offered Rate ("LIBOR") and is affected by the Company's credit rating. At December 31, 1996, the LIBOR (upon which the Company's borrowing rate was based) for borrowing periods of one month and two months were each 5.50%. At December 31, 1995, LIBOR for borrowing periods of one and two months were 5.69% and 5.63%, respectively.

The Company is required to pay a commitment fee based on the aggregate daily unborrowed portion of the loan commitments. As of December 31, 1996, the Company had $1.4 billion of available unborrowed loan commitments. The Credit Agreements do not require compensating balances.

Effective March 26, 1997, the Company and Viacom International amended and restated the Credit Agreements and the $1.8 billion Credit Agreement to provide for credit agreements of $6.4 billion (the "March 1997 Viacom Credit Agreement") and $100 million (the "March 1997 Viacom International Credit Agreement," together with the March 1997 Viacom Credit Agreement, collectively the "March 1997 Credit Agreements"). The March 1997 Credit Agreements increased commitments by $400 million, extended maturities and reduced pricing.

The following is a summary description of the March 1997 Credit Agreements. The description does not purport to be complete and should be read in conjunction with each of the credit agreements which have been filed as an exhibit and are incorporated by reference herein.

     The March 1997 Viacom Credit Agreement is comprised of (i) a $5.5 billion senior unsecured reducing revolving loan maturing July 1, 2002 and (ii) a $900 million term loan maturing April 1, 2002. The March 1997 Viacom International Credit Agreement is comprised of a $100 million term loan maturing July 1, 2002.

     The Company guarantees the March 1997 Viacom International Credit Agreement and notes and debentures issued by Viacom International. Viacom International guarantees the March 1997 Viacom Credit Agreement and notes and debentures issued by the Company.

     The Company may prepay the loans and reduce commitments under the March 1997 Credit Agreements in whole or in part at any time.

     The March 1997 Credit Agreements contain certain covenants which, among other things, require that the Company maintain certain financial ratios and impose on the Company and its subsidiaries certain limitations on substantial asset sales and mergers with any other company in which the Company is not the surviving entity.

     The March 1997 Credit Agreements contain certain customary events of default and provide that it is an event of default if NAI fails to own at least 51% of the outstanding voting stock of the Company.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

On May 10, 1996, a subsidiary of the Company entered into a $500 million 364-day Film Financing credit agreement, guaranteed by Viacom International and the Company.

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

     (c) -- During May 1995, the Company issued an aggregate principal amount of $1.0 billion of 7.75% Senior Notes due June 1, 2005 at a price to the public of 99.04%. Proceeds from the issuance were used to repay notes payable to banks, of which approximately $400 million was a permanent reduction of the Company's bank commitments. Such notes were issued pursuant to the shelf registration statement described below.

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

The Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock and contingent value rights of Viacom and guarantees of such debt securities by Viacom International which may be issued for aggregate gross proceeds of $3.0 billion. The registration statement was declared effective on May 10, 1995. The net proceeds from the sale of the offered securities may be used by Viacom to repay, redeem, repurchase or satisfy its obligations in respect of its outstanding indebtedness or other securities; to make loans to its subsidiaries; for general corporate purposes; or for such other purposes as may be specified in the applicable Prospectus Supplement. The Company filed a post-effective amendment to this registration statement on November 19, 1996. To date, the Company has issued $1.6 billion of notes and debentures and has $1.4 billion remaining availability under the shelf registration statement.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

Interest costs incurred, interest income and capitalized interest are summarized below:

                                                  Year Ended December 31,
                                           -------------------------------------
                                            1996           1995           1994
                                           -------        -------        -------

Interest Incurred .................        $ 832.8        $ 864.2        $ 535.6
Interest Income ...................           30.3           43.0           34.4
Capitalized Interest ..............            4.5           11.9            9.6

The Company's scheduled maturities of indebtedness through December 31, 2001, assuming full utilization of the March 1997 Credit Agreements are $536 million
(1997), $650 million (1998), $1.2 billion (1999), $1.7 billion (2000) and $2.1 billion (2001). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

During 1994, the proceeds from the Viacom Credit Agreement were used to refinance the previously existing bank debt of the Company. The Company recognized an extraordinary loss from the extinguishment of debt of $20.4 million, net of a tax benefit of $11.9 million. The effective tax rate of 36.8% is greater than the federal statutory tax rate of 35% due to state tax benefits.

8) FINANCIAL INSTRUMENTS

The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures and certain differences related to other financial instruments which are not significant. The carrying value of the senior debt, senior subordinated debt and subordinated debt is $4.09 billion and the fair value, which is estimated based on quoted market prices, is approximately $4.11 billion.

The Company entered into interest rate exchange agreements with off-balance sheet risk in order to reduce its exposure to changes in interest rates on its variable rate long-term debt and/or take advantage of changes in interest rates. These interest rate exchange agreements included interest rate swaps and interest rate caps. At December 31, 1996, the Company had $600 million of interest rate exchange agreements outstanding with commercial banks. These agreements, which expired in March 1997, effectively changed the Company's interest rate on an equivalent amount of variable rate borrowings to a fixed rate of 6.30%.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

The Company enters into foreign currency exchange contracts in order to reduce its exposure to changes in foreign currency exchange rates that affect the value of its firm commitments and certain anticipated foreign currency cash flows. These contracts generally mature within the calendar year. The Company does not enter into foreign currency contracts for speculative purposes. To date, the contracts utilized have been purchased options and forward contracts. A forward contract is an agreement between two parties to exchange a specified amount of foreign currency, at a specified exchange rate on a specified future date. An option contract provides the right, but not the obligation, to buy or sell currency at a fixed exchange rate on a future date. The foreign exchange contracts have principally been used to hedge the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, the French Franc, the Singapore Dollar, the German Deutschemark and the European Currency Unit/British Pound relationship. At December 31, 1996, the Company had outstanding contracts with a notional value of approximately $52.0 million which expire in 1997 and 1998. Realized gains and losses on contracts that hedge anticipated future cash flows are recognized in "Other Items, Net" and were not material in each of the periods. Option premiums are expensed at the inception of the contract. Deferred gains and losses on foreign currency exchange contracts as of December 31, 1996 were not material.

The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties. The Company's receivables do not represent significant concentrations of credit risk at December 31, 1996, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

9) SHAREHOLDERS' EQUITY

On September 5, 1996 the Company, together with NAI, initiated a joint purchase program for each to acquire up to $250 million, or $500 million in total, of the Company's Class A Common Stock, Class B Common Stock, and, as to the Company, Viacom Warrants. As of December 31, 1996, the Company repurchased 658,200 shares of Class A Common Stock, 5,594,600 shares of Class B Common Stock and 5,450,390 Viacom Five-Year Warrants, expiring on July 7, 1999, for approximately $240.2 million in the aggregate. The cost of the acquired treasury stock has been reflected separately as a reduction to shareholders' equity. The cost of the warrants has been reflected as a reduction to additional paid-in-capital. As of December 31, 1996, NAI has separately acquired 1,282,200 shares of Class A Common Stock and 5,602,000 shares of Class B Common Stock pursuant to the joint purchase program for approximately $249.6 million, raising its ownership to approximately 67% of Class A Common Stock and approximately 28% of Class A and Class B Common Stock on a combined basis.

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

During March 1994, Blockbuster purchased 22.7 million shares of Viacom Inc. Class B Common Stock at a price of $55 per share. The common stock was canceled upon consummation of the Blockbuster Merger.

NYNEX Corporation owns 24 million shares of cumulative convertible preferred stock, par value $.01 per share, of the Company ("Preferred Stock") valued at $1.2 billion. Preferred Stock has a liquidation preference of $50 per share, an annual dividend rate of 5%, is convertible into shares of Viacom Inc. Class B Common Stock at a conversion price of $70 and does not have voting rights other than those required by law. The Preferred Stock is redeemable by the Company at declining premiums after November 1998.

At December 31, 1996 and 1995, respectively, there were 30,576,562 and 30,563,773 outstanding Viacom Three-Year Warrants, expiring July 7, 1997 and there were 12,889,316 and 18,332,028 outstanding Viacom Five-Year Warrants, expiring July 7, 1999. The decrease in the outstanding Viacom Five-Year Warrants is primarily attributable to the stock repurchase program initiated in 1996.

Long-Term Incentive Plans - The purpose of the Company's 1989 and 1994 Long-Term Incentive Plans (the "Plans") is to benefit and advance the interests of the Company by rewarding certain key employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future. The Plans provide for fixed grants of equity-based interests pursuant to awards of phantom shares, stock options, stock appreciation rights, restricted shares or other equity-based interests ("Awards"), and for subsequent payments of cash with respect to phantom shares or stock appreciation rights based, subject to certain limits, on their appreciation in value over stated periods of time. The stock options generally vest over a four to six year period from the date of grant and expire 10 years after the date of grant.

The stock options available for future grant are as follows:

December 31, 1994 ...................................               6,143,638
December 31, 1995 ...................................               7,229,853
December 31, 1996 ...................................              20,350,841(a)

(a) Includes 20,000,000 shares available for grant pending shareholder approval at the Viacom Annual Meeting of Shareholders on May 29, 1997.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

Each of the unexercised stock options to purchase Paramount or Blockbuster common stock that was outstanding at the time of the respective mergers automatically became options to purchase the merger consideration applicable to the stock option under the same price and terms, except that, for employees of Paramount who were employees on the date of the Paramount Merger, additional Viacom Inc. Class B Common Stock valued in July 1995, will be issued on exercise of such options as consideration for the cash portion of the blended purchase price per share of Paramount that was not reflected in the Merger consideration because of the transaction structure. These options generally became vested upon the effective date of the Merger, and are exercisable over a three to five year period and expire 10 years after the date of grant.

The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS 123, the Company applies APB 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the Plans and accordingly, does not recognize compensation expense for its stock option plans because the Company typically does not issue options at exercise prices below the market value at date of grant. Had compensation expense for its stock option plans been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123, the Company's consolidated pretax income would have decreased by $18.3 million ($11.0 million after tax or $.03 per share) and $.8 million ($.5 million after tax) in 1996 and 1995, respectively. The 1995 earnings per share effect was not material. These pro forma effects may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                          1996            1995
                                                        -------         -------
Expected dividend yield(a) .....................           --              --
Expected stock price volatility ................          32.50%          32.04%
Risk-free interest rate ........................           6.19%           5.80%
Expected life of options (years) ...............            6.0             6.0

     (a) During 1996 and 1995, the Company has not declared any cash dividends on its common stock.

The weighted-average fair value of each option as of the grant date was $16.27 and $20.44, in 1996 and 1995, respectively.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

The following table summarizes the Company's stock option activity under the various plans:

                                                   Options     Weighted-Average
                                                  Outstanding   Exercise Price
                                                  -----------   --------------

Balance at December 31, 1993 .................     3,973,057       $32.62
  Granted ....................................     3,931,562        36.35
  Assumed in connection with the Mergers .....    19,955,783        28.71
  Exercised ..................................    (1,336,751)       26.82
  Canceled ...................................    (1,508,535)       37.84
                                                  ----------
Balance at December 31, 1994 .................    25,015,116        30.08
                                                  ----------
  Granted ....................................       295,184        46.61
  Exercised ..................................    (5,312,711)       28.58
  Canceled ...................................    (1,429,268)       31.09
                                                  ----------
Balance at December 31, 1995 .................    18,568,321        30.70
                                                  ----------
  Granted ....................................     6,263,800        37.51
  Exercised ..................................    (3,838,649)       30.35
  Canceled ...................................    (1,347,965)       37.55
                                                  ----------
Balance at December 31, 1996 .................    19,645,507        32.47
                                                  ----------

The following table summarizes information concerning currently outstanding and exercisable stock options of the Company at December 31, 1996:

                                   Remaining       Weighted-                     Weighted-
    Range of         Options      Contractual       Average        Options        Average
Exercise Prices    Outstanding    Life (Years)   Exercise Price  Exercisable   Exercise Price
---------------    -----------    ------------   --------------  -----------   --------------
  $20 to $30       1,723,293           3.8          $26.06        1,723,293       $26.06
   30 to  40       8,884,012           8.6           35.81        1,742,046        34.46
   40 to  50       1,056,666           8.6           43.77          296,666        41.43
   50 to  60         948,775           7.1           53.88          641,084        54.13
    5 to  50(a)    6,019,976(a)        6.2           30.29        6,019,976        30.29
   30 to  60(b)    1,012,785(b)        6.8           43.01          820,155        43.07
                  ----------                                     ----------
                  19,645,507                                     11,243,220
                  ==========                                     ==========

     (a) Represents information for options assumed with the merger of Blockbuster.
     (b) Represents information for options assumed with the merger of Paramount.

Shares issuable under exercisable stock options:
  December 31, 1994......................................       18,110,234
  December 31, 1995......................................       13,120,626
  December 31, 1996......................................       11,243,220

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

The Company has reserved a total of 850,372 shares of Viacom Inc. Class A Common Stock and 35,937,993 shares of Viacom Inc. Class B Common Stock principally for exercise of stock options and warrants, and the conversion of the Preferred Stock.

Spelling Stock Option Plans - Spelling has stock option plans under which both incentive and nonqualified stock options have been granted to certain key employees, consultants and directors. Options have generally been granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant, although nonqualified options may be granted with an exercise price not less than 50% of such fair market value. Each option is granted subject to various terms and conditions established on the date of grant, including vesting periods and expiration dates. The options typically become exercisable at the rate of 20% or 25% annually, beginning one year after the date of grant. Options must expire no later than 10 years from their date of grant.

The Spelling stock options available for future grant are as follows:

December 31, 1994 ....................................           2,905,542
December 31, 1995 ....................................           3,158,343
December 31, 1996 ....................................           5,094,251(a)(b)

     (a) Includes 5,000,000 shares available for grant pending shareholder approval of an increase to the number of shares available for grant under the plans at the Annual Meeting of Shareholders on May 21, 1997.

     (b) Includes 1,360,866 shares available for grant under a plan which expires on April 13, 1997.

The fair value of each Spelling option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                         1996            1995
                                                        -------         -------
Expected dividend yield(c) .....................           --              --
Expected stock price volatility ................          28.45%          29.91%
Risk-free interest rate ........................           6.60%           6.88%
Expected life of options (years) ...............            4.8             4.8

     (c) During 1996 and 1995, Spelling has not declared any cash dividends on its common stock.

The weighted-average fair value of each option as of the grant date was $2.66 and $3.89 for 1996 and 1995, respectively.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

The following table summarizes Spelling's stock option activity:

                                             Options        Weighted-Average
                                           Outstanding       Exercise Price
                                           -----------       --------------

Balance at December 31, 1993 ...........    3,749,262            $ 6.34
  Granted ..............................    4,859,181              7.72
  Exercised ............................   (1,463,429)             6.00
  Canceled .............................      (21,345)             7.06
                                           ----------
Balance at December 31, 1994 ...........    7,123,669              7.23
                                           ----------
  Granted ..............................      200,000             10.31
  Exercised ............................     (974,649)             6.04
  Canceled .............................     (589,802)             6.84
                                           ----------
Balance at December 31, 1995 ...........    5,759,218              7.72
                                           ----------
  Granted ..............................    3,750,010(a)           7.13
  Exercised ............................     (841,943)             4.91
  Canceled .............................     (688,967)             7.02
                                           ----------
Balance at December 31, 1996 ...........    7,978,318              7.80
                                           ----------

     (a) Includes 1,622,500 shares granted pending shareholder approval of an increase to the number of shares available for grant under the plans at the Annual Meeting of Shareholders on May 21, 1997.

The following table summarizes Spelling's information concerning currently outstanding and exercisable stock options at December 31, 1996:

                                   Remaining       Weighted-                     Weighted-
    Range of         Options      Contractual       Average        Options        Average
Exercise Prices    Outstanding    Life (Years)   Exercise Price  Exercisable   Exercise Price
---------------    -----------    ------------   --------------  -----------   --------------
$0.12 to $5.83        285,376         3.01          $ 4.93          285,376         $4.93
 6.00 to  7.25      5,325,774         7.78            6.88        1,622,101          6.37
 7.38 to 10.50        956,149         7.32            9.24          484,190          9.22
10.75 to 19.28      1,411,019         7.68           10.91          687,769         10.94
                    ---------                                     ---------
                    7,978,318                                     3,079,436
                    =========                                     =========

Shares issuable under exercisable stock options:
  December 31, 1994......................................    1,069,847
  December 31, 1995......................................    2,694,082
  December 31, 1996......................................    3,079,436

Options related to employees of Virgin and included in the tables above are 875,010, 387,000 and 2,265,806 shares granted, 775,220, 643,003 and 241,164 shares exercised, and 149,921, 140,189 and 20,520 shares terminated for 1996, 1995 and 1994, respectively.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

10) INCOME TAXES

Earnings from continuing operations before income taxes are attributable to the following jurisdictions:

                                                  Year Ended December 31,
                                         ---------------------------------------
                                           1996            1995            1994
                                         -------         -------         -------
United States ..................         $ 194.3         $ 306.9         $  78.2
Foreign ........................           286.2           272.9           197.3
                                         -------         -------         -------

Total ..........................         $ 480.5         $ 579.8         $ 275.5
                                         =======         =======         =======

Components of the provision for income taxes on earnings from continuing operations before income taxes are as follows:

                                                   Year Ended December 31,
                                          --------------------------------------
                                           1996            1995           1994
                                          -------         -------        -------
Current:
  Federal ........................        $ 194.1         $  32.2        $  88.5
  State and local ................           36.8            48.1           74.9
  Foreign ........................           81.5            64.1           59.3
                                          -------         -------        -------
                                            312.4           144.4          222.7
Deferred .........................          (16.9)          222.7           11.0
                                          -------         -------        -------
                                          $ 295.5         $ 367.1        $ 233.7
                                          =======         =======        =======

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

The earnings (loss) of affiliated companies accounted for under the equity method are shown net of tax on the Company's Statements of Operations. The tax provision (benefits) relating to earnings (loss) from equity investments in 1996, 1995 and 1994 are $14.9 million, ($22.7) million and $9.8 million, respectively, which represents an effective tax rate of 762.1%, 29.6% and 35.0%, respectively. The difference between the effective tax rates and the federal statutory tax rate of 35% is principally due to the effect of nondeductible goodwill amortization and state and local taxes related to equity earnings
(loss). See Notes 3 and 7 for tax benefits relating to the discontinued operations and extraordinary losses, respectively. In addition to the amounts reflected in the table above, $15.3 million and $35.8 million of income tax benefit in 1996 and 1995, respectively, was recorded as a component of shareholders' equity as a result of exercised stock options.

A reconciliation of the U.S. Federal statutory tax rate to the Company's effective tax rate on earnings from continuing operations before income taxes is summarized as follows:

                                                     Year Ended December 31,
                                               --------------------------------
                                                   1996        1995        1994
                                                 ------      ------      ------

Statutory U.S. tax rate .....................      35.0%       35.0%       35.0%
State and local taxes, net
  of federal tax benefit ....................       3.1         4.4         9.1
Effect of foreign operations ................     (13.0)       (4.8)         .1
Amortization of intangibles .................      29.3        23.9        32.9
Divestiture tax versus book .................        .9          .5         2.1
Other, net ..................................       6.2         4.3         5.6
                                                 ------      ------      ------
Effective tax rate on earnings from
  continuing operations before
  income taxes ..............................      61.5%       63.3%       84.8%
                                                 ======      ======      ======

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

The following is a summary of the components of the deferred tax accounts:

                                                         Year Ended December 31,
                                                         -----------------------
                                                                1996      1995
                                                              -------   -------
Current deferred tax assets and (liabilities):
Recognition of revenue .....................................  $  70.1   $  68.4
Sales return and allowances ................................     89.3     100.6
Publishing costs ...........................................     11.7      37.8
Employee compensation and other payroll related expenses ...     37.9      37.5
Other differences between tax and financial statement values      5.5       2.1
                                                              -------   -------
     Gross current deferred net tax assets .................    214.5     246.4
                                                              -------   -------

Noncurrent deferred tax assets and (liabilities):
Depreciation/amortization of fixed assets and intangibles ..    (90.7)   (138.5)
Reserves including restructuring and relocation charges ....    253.1     285.1
Program costs ..............................................    (17.4)    (17.4)
Acquired net operating loss and tax credit carryforwards ...     86.7     105.4
Amortization of discount on 8% Merger Debentures ...........     72.8      78.5
Recognition of revenue .....................................     23.5      24.8
Other differences between tax and financial statement values     76.4     125.0
                                                              -------   -------
   Gross noncurrent deferred net tax assets ................    404.4     462.9
                                                              -------   -------

Valuation allowance ........................................    (81.8)    (81.8)
                                                              -------   -------
      Total net deferred tax assets (liabilities) ..........  $ 537.1   $ 627.5
                                                              =======   =======

As of December 31, 1996 and December 31, 1995, the Company had total deferred tax assets of $727.0 million and $865.2 million, respectively, and total deferred tax liabilities of $108.1 million and $155.9 million, respectively.

As of December 31, 1996, the Company had net operating loss carryforwards of approximately $238.9 million which expire in various years from 1997 through 2011. The Company has a general business credit carry forward of approximately $3.7 million which expires by the year 2010.

The 1996 and 1995 net deferred tax asset is reduced by a valuation allowance of $81.8 million principally relating to tax benefits of net operating loss and tax credit carryforwards which are not expected to be recognized as a result of limitations applied where there is a change of ownership.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

The Company's share of the undistributed earnings of foreign subsidiaries not included in its consolidated Federal income tax return that could be subject to additional income taxes if remitted, was approximately $1.3 billion and $1.1 billion at December 31, 1996 and December 31, 1995, respectively. No provision has been recorded for the U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to reinvest these earnings outside the United States indefinitely and it is not practicable to estimate the amount of such taxes.

11) PENSION PLANS, OTHER POSTRETIREMENT BENEFITS AND POSTEMPLOYMENT BENEFITS

The Company and certain of its subsidiaries have non-contributory pension plans covering specific groups of employees. Effective January 1, 1996, the pension plans of Paramount were merged with the Company's pension plans. The benefits for these plans are based primarily on an employee's years of service and pay near retirement. Participant employees are vested in the plans after five years of service. The Company's policy for all pension plans is to fund amounts in accordance with the Employee Retirement Income Security Act of 1974. Plan assets consist principally of common stocks, marketable bonds and United States government securities. The Company's Class B Common Stock represents approximately 8% of the plan assets at both December 31, 1996 and 1995.

Net periodic pension cost consists of the following components:

                                                     Year Ended December 31,
                                                -------------------------------
                                                 1996        1995        1994
                                                -------     -------     -------

Service cost -- benefits earned during
  the period ...............................    $  31.1     $  25.2     $  22.1
Interest cost on projected benefit
  obligation ...............................       50.6        48.9        33.4
(Actual return) loss on plan assets ........      (65.9)     (108.9)        2.9
Net amortization and deferral ..............       18.1        66.8       (37.1)
                                                -------     -------     -------
Net periodic pension cost ..................    $  33.9     $  32.0     $  21.3
                                                =======     =======     =======

During 1996, the Company split-off its Cable segment, affecting participants in its pension plans. The curtailment gains reduced pension cost by $2.9 million.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

The funded status of the pension plans for the periods indicated is as follows:

                                                                                 December 31,
                                                    -------------------------------------------------------------------
                                                                   1996                              1995
                                                    ---------------------------------  --------------------------------
                                                      Accumulated      Assets Exceed      Accumulated     Assets Exceed
                                                    Benefits Exceed     Accumulated     Benefits Exceed    Accumulated
                                                        Assets           Benefits           Assets          Benefits
                                                        ------           --------           ------          --------
Actuarial present value of benefit obligations:
Accumulated benefit obligation:
   Vested .....................................         $(64.5)           $(506.4)          $(96.9)          $(454.6)
   Non-vested .................................           (2.3)            (22.7)             (3.4)           (15.5)
                                                        ------            ------            ------           ------
  Total .......................................         $(66.8)           $(529.1)          $(100.3)         $(470.1)
                                                        ======            ======            ======           ======

Projected benefit obligation ..................         $(78.8)           $(589.0)          $(132.1)         $(542.0)
Plan assets at fair value .....................             .9             605.3              43.0            503.9
                                                        ------            ------            ------           ------
Projected benefit obligation less than
   (in excess of) plan assets .................          (77.9)             16.3             (89.1)           (38.1)
Unrecognized net (gain) losses ................            1.9             (56.7)             18.7              2.4
Unrecognized prior service cost ...............           14.2             (15.3)              3.2            (12.7)
Unrecognized transition obligation ............            3.2              (7.9)              3.5             (9.8)
Adjustment to recognize minimum liability .....           (8.3)             --                (8.5)            --
                                                        ------            ------            ------           ------
Pension liability at year end .................         $(66.9)           $(63.6)           $(72.2)          $(58.2)
                                                        ======            ======            ======           ======

The following assumptions were used in accounting for the pension plans:

                                                   1996       1995       1994
                                                 -------  ---------  ---------
Discount rate ................................      7.75%      7.25%       8.5%
Expected return on plan assets ...............       9.5%       9.5%  9.0-10.0%
Rate of increase in future compensation ......       5.0%   5.0-5.5%   5.0-6.0%

In addition, the Company contributes to multiemployer pension plans which provide benefits to certain employees under collective bargaining agreements. The pension expense for these plans was $27.8 million (1996) and $18.0 million
(1995).

The Company sponsors a welfare plan which provides certain postretirement health care and life insurance benefits to retired employees and their covered dependents who are eligible for these benefits if they meet certain age and service requirements. The welfare plan is contributory and contains cost-sharing features such as deductibles and coinsurance which are adjusted annually. The plan is not funded. The Company continues to fund these benefits as claims are paid.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

The components of the accumulated postretirement benefit obligation are as follows:

                                                                  December 31,
                                                                ----------------
                                                                  1996     1995
                                                                -------  -------

Accumulated postretirement benefit obligation attributable to:
Current retirees .............................................  $  86.0  $  98.5
Fully eligible active plan participants ......................     17.6     15.7
Other active plan participants ...............................      6.0     40.5
Prior service cost ...........................................     28.3     --
Unrecognized net gain ........................................     27.1     13.6
                                                                -------  -------
Accumulated postretirement benefit obligation ................  $ 165.0  $ 168.3
                                                                =======  =======

The components of net periodic postretirement benefit cost are as follows:

                                                            December 31,
                                                   ----------------------------
                                                     1996       1995      1994
                                                   -------    -------   -------

Service costs-benefits earned ...................  $   1.0    $   3.8   $   4.4
Interest cost on accumulated postretirement
     benefit obligation .........................      8.1       10.8       9.5
Prior service cost ..............................     (3.2)      --        --
Amortization of gain ............................     (1.3)      (1.4)     --
                                                   -------    -------   -------
Net periodic postretirement benefit cost ........  $   4.6    $  13.2   $  13.9
                                                   =======    =======   =======

The following assumptions were used in accounting for post retirement benefits:

     Projected health care cost trend rate ......        9%        11%       12%
     Ultimate trend rate ........................      5.5%       5.5%      5.5%
     Year ultimate trend rate is achieved .......     1999       2001      2001
     Discount rate ..............................     7.75%      7.25%      8.5%
Effect of a 1% point increase in the health care
     cost trend rate:
     Postretirement benefit obligation ..........  $   9.6    $  20.6   $  19.9
     Aggregate of service and interest cost .....  $   0.8    $   2.4   $   2.6

In addition, the Company contributed to multiemployer plans which provide health and welfare benefits to active as well as retired employees. The Company had costs of $12.5 million and $12.1 million related to these benefits during the years ended December 31, 1996 and 1995.

In 1994, the Company adopted SFAS 112, "Employers' Accounting For Postemployment Benefits". SFAS 112 did not have a significant effect on the Company's consolidated financial position or results of operations.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

12) COMMITMENTS AND CONTINGENCIES

The Company has long-term noncancelable lease commitments for retail and office space and equipment, transponders, studio facilities and vehicles.

At December 31, 1996, minimum rental payments under noncancelable leases are as follows:

                                                        Leases
                                                -----------------------
                                                Operating       Capital
                                                ---------       -------

1997........................................   $   607.2       $  118.6
1998........................................       558.3          126.1
1999........................................       489.2          127.0
2000........................................       443.0          103.7
2001........................................       346.2           85.8
2002 and thereafter.........................     1,475.4          267.8
                                               ---------       --------
Total minimum lease payments................   $ 3,919.3          829.0
                                               =========
Less amounts representing interest..........                     (257.8)
                                                               --------
Present value of net minimum payments.......                   $  571.2
                                                               ========

The Company has also entered into capital leases for transponders with future minimum commitments commencing in future periods of approximately $196.8 million payable over the next fifteen years. Such commitments are contingent upon the successful operation of satellites. Future minimum capital lease payments have not been reduced by future minimum sublease rentals of $63.9 million. Rent expense amounted to $501.1 million (1996), $475.2 million (1995) and $232.1 million (1994).

The commitments of the Company for program license fees, which are not reflected in the balance sheet as of December 31, 1996 and are estimated to aggregate approximately $1.7 billion, principally reflect commitments of approximately $1.5 billion under Showtime Networks Inc.'s ("SNI's") exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

There are various lawsuits and claims pending against the Company. Management believes that any ultimate liability resulting from those actions or claims will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

Certain subsidiaries and affiliates of the Company from time to time receive claims from federal and state environmental regulatory agencies and other entities asserting that they are or may be liable for environmental cleanup costs and related damages, principally relating to discontinued operations conducted by its former mining and manufacturing businesses (acquired as part of the Mergers). The Company has recorded a liability reflecting its best estimate of environmental exposure. Such liability was not reduced by potential insurance recoveries and reflects management's estimate of cost sharing at multiparty sites. The estimated liability was calculated based upon currently available facts, existing technology and presently enacted laws and regulations. On the basis of its experience and the information currently available to it, the Company believes that the claims it has received will not have a material adverse effect on its results of operations, financial position or liquidity.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

13) BUSINESS SEGMENTS

                                                 Year Ended or at December 31,
                                              ---------------------------------
                                                1996        1995        1994
                                              ---------   ---------   ---------
Revenues:
Networks and Broadcasting ..................  $ 2,404.0   $ 2,030.8   $ 1,754.0
Entertainment ..............................    3,493.4     3,407.5     2,112.2
Video and Music/Theme Parks ................    3,920.4     3,333.4     1,070.4
Publishing .................................    2,331.7     2,171.1     1,786.4
Intercompany elimination ...................      (65.3)      (26.9)      (21.6)
                                              ---------   ---------   ---------

     Total revenues ........................  $12,084.2   $10,915.9   $ 6,701.4
                                              =========   =========   =========

Operating income:
Networks and Broadcasting ..................  $   630.2   $   520.3   $   322.3
Entertainment ..............................      326.6       354.8       (77.2)
Video and Music/Theme Parks ................      273.1       501.5       199.5
Publishing .................................      217.2       186.3       193.9
Corporate ..................................     (172.8)     (164.2)     (132.6)
                                              ---------   ---------   ---------

    Total operating income .................  $ 1,274.3   $ 1,398.7   $   505.9
                                              =========   =========   =========

Depreciation and amortization:
Networks and Broadcasting ..................  $   125.1   $   107.6   $    86.8
Entertainment ..............................      128.1       126.1        90.5
Video and Music/Theme Parks ................      403.5       321.5        90.4
Publishing .................................      148.0       153.9       103.0
Corporate ..................................       12.9         7.6         5.3
                                              ---------   ---------   ---------

    Total depreciation and amortization ....  $   817.6   $   716.7   $   376.0
                                              =========   =========   =========

Identifiable assets at year end:
Networks and Broadcasting ..................  $ 4,053.3   $ 4,417.8   $ 4,115.2
Entertainment ..............................    8,096.4     7,920.1     8,171.8
Video and Music/Theme Parks ................   10,156.8     9,611.3     9,189.6
Publishing .................................    5,405.1     5,343.7     5,194.7
Corporate ..................................      833.0       634.5       572.3
Net assets of discontinued operations ......      289.4        --          --
Cable television systems ...................       --       1,063.6     1,030.1
                                              ---------   ---------   ---------

    Total identifiable assets at year end ..  $28,834.0   $28,991.0   $28,273.7
                                              =========   =========   =========

Capital expenditures:
Networks and Broadcasting ..................  $    98.1   $    58.2   $    53.8
Entertainment ..............................       56.0        58.1        19.6
Video and Music/Theme Parks ................      358.4       388.5       145.9
Publishing .................................       37.3        52.4        34.5
Corporate ..................................       48.8        54.1        11.3
Cable television systems ...................       --         119.3        99.8
                                              ---------   ---------   ---------

    Total capital expenditures .............  $   598.6   $   730.6   $   364.9
                                              =========   =========   =========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

14) OPERATIONS BY GEOGRAPHIC AREA

                                                  Year ended or at December 31,
                                               ---------------------------------
                                                  1996        1995        1994
                                               ---------   ---------   ---------

Revenues:
     United States .........................   $ 9,514.7   $ 8,887.1   $ 5,441.5
     United States export sales ............       282.8       215.2       137.4
     International .........................     2,286.7     1,813.6     1,122.5
                                               ---------   ---------   ---------
              Total revenues ...............   $12,084.2   $10,915.9   $ 6,701.4
                                               =========   =========   =========

Operating income:
     United States .........................   $   981.7   $ 1,179.7   $   329.2
     International .........................       292.6       219.0       176.7
                                               ---------   ---------   ---------
              Total operating income .......   $ 1,274.3   $ 1,398.7   $   505.9
                                               =========   =========   =========

Identifiable assets at year end:
     United States .........................   $25,578.7   $26,111.6   $25,876.1
     Other .................................     3,255.3     2,879.4     2,397.6
                                               ---------   ---------   ---------
              Total identifiable assets ....   $28,834.0   $28,991.0   $28,273.7
                                               =========   =========   =========

Intercompany transfers between geographic areas are not significant.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

15) QUARTERLY FINANCIAL DATA (unaudited):

Summarized quarterly financial data for 1996 and 1995 appears below:

                                                               First          Second         Third         Fourth
1996 (1)                                                      Quarter        Quarter        Quarter        Quarter      Total Year
--------                                                      -------        -------        -------        -------      ----------
Revenue................................................      $ 2,623.4      $ 2,785.0      $ 3,266.4      $ 3,409.4      $12,084.2
Operating income(2)....................................      $   255.7      $   274.9      $   493.7      $   250.0      $ 1,274.3
Earnings from continuing operations....................      $    19.4      $    25.5      $   108.6      $    17.2      $   170.7
Net earnings (loss)(3).................................      $    27.8      $    41.1      $ 1,406.4      $  (227.4)     $ 1,247.9
Net earnings (loss) attributable to common stock(3)....      $    12.8      $    26.1      $ 1,391.4      $  (242.4)     $ 1,187.9
   Primary net earnings (loss) per common share:
   Earnings from continuing operations(4)..............      $     .01      $     .03      $     .26      $     .01      $     .30
   Net earnings (loss).................................      $     .03      $     .07      $    3.82      $    (.68)     $    3.23
   Fully diluted net earnings (loss) per common share:
   Earnings from continuing operations(4)..............      $     .01      $     .03      $     .28      $     .01      $     .30
   Net earnings (loss).................................      $     .03      $     .07      $    3.69      $    (.68)     $    3.23
Weighted average number of common shares:
   Primary.............................................          374.7          376.0          364.0          354.9          367.4
   Fully diluted.......................................          375.0          376.0          381.4          354.9          367.5

1995 (1)
Revenue(5).............................................      $ 2,532.8      $ 2,698.5      $ 2,880.5      $ 2,804.1      $10,915.9
Operating income(5)....................................      $   312.8      $   362.5      $   473.2      $   250.2      $ 1,398.7
Earnings (loss) from continuing operations(6)..........      $    36.2      $    39.9      $    86.3      $   (11.9)     $   150.5
Net earnings(6)........................................      $    71.2      $    53.0      $    93.8      $     4.5      $   222.5
Net earnings (loss) attributable to common stock.......      $    56.2      $    38.0      $    78.8      $   (10.5)     $   162.5
Primary and fully diluted net earnings (loss) per
     common share:
   Earnings (loss) from continuing operations..........      $     .06      $     .06      $     .19      $    (.07)     $     .24
   Net earnings (loss).................................      $     .15      $     .10      $     .21      $    (.03)     $     .43
Weighted average number of common shares:
   Primary(7)..........................................          384.9          386.1          376.1          369.2          375.1
   Fully diluted(7)....................................          385.3          386.8          376.4          369.2          375.5

The timing of the Company's results of operations is affected by the seasonality of the educational publishing business, the typical timing of major motion picture releases, the summer operation of the theme parks, the positive effect of the holiday season on advertising and video store revenues, and the impact of the broadcasting television season on television production.

(1) The first three quarters of 1996 and all four quarters of 1995 results have been adjusted for the effect of discontinued operations (See Note 3).
(2) The fourth quarter of 1996 included a $88.9 million restructuring charge for Blockbuster (See Note 4).
(3) The third quarter and fourth quarter of 1996 included a gain of $1,304.3 million and a loss of $146.6 million, respectively, related to discontinued operations.
(4) For the quarter ended September 30, 1996, fully diluted earnings from continuing operations per share exceeds primary earnings from continuing operations per share due to the assumed conversion of preferred stock which is dilutive to net earnings per share, therefore, the sum of the quarterly earnings per share will not equal the full year earnings per share.
(5) The first quarter of 1995 included $250.0 million of revenues and $68.0 million of operating income resulting from the conforming of accounting principles pertaining to the television programming libraries of Viacom Entertainment, Spelling and Paramount.
(6) The fourth quarter of 1995 included an after-tax equity loss of $31.5 million related to Discovery Zone.
(7) The first and second quarters of 1995 included shares of common stock potential issuance of common stock under CVRs. The CVRs were settled in cash on July 7, 1995 (See Note 2).

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

16) OTHER ITEMS, NET

On April 4, 1994, Viacom International sold its one-third partnership interest in Lifetime for approximately $317.6 million, which resulted in a pre-tax gain of approximately $267.4 million in the second quarter of 1994. Proceeds from the sale reduced outstanding debt.

17) SUPPLEMENTAL CASH FLOW INFORMATION

                                                        Year Ended December 31,
                                                       -------------------------
                                                        1996     1995     1994
                                                       ------   ------  --------

Cash payments for interest net of amounts capitalized  $808.0   $925.9  $  293.6
Cash payments for income taxes ......................   193.0    485.7     135.2

Supplemental schedule of non-cash financing and
investing activities:
   Equipment acquired under capitalized leases ......   211.1    314.5      47.6
   Settlement of VCRs with Class B Common Stock .....    --      402.6      --
   Shares retired with Cable Split-off                  625.8     --        --
   Paramount Merger Consideration ...................    --       --     3,175.0
   Blockbuster Merger Consideration .................    --       --     7,622.8
   Cancellation of Preferred Stock and Viacom Inc.
      Class B Common Stock issued to Blockbuster ....    --       --     1,850.0

18) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Viacom International is a wholly owned subsidiary of the Company. The Company has fully and unconditionally guaranteed Viacom International debt securities (See Note 7). The Company has determined that separate financial statements and other disclosures concerning Viacom International are not material to investors. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of the Company, Viacom International (in each case carrying investments in Non-Guarantor Affiliates under the equity method), the direct and indirect Non-Guarantor Affiliates of the Company, and the eliminations necessary to arrive at the information for the Company on a consolidated basis. Certain Non-Guarantor subsidiaries of the Company previously included in the Viacom Inc. column are now properly reflected in the Non-Guarantor Affiliates column. Prior periods reflect this presentation.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

                                                                           1996
                                           -------------------------------------------------------------------
                                                                          Non-
                                                           Viacom       Guarantor                  Viacom Inc.
                                           Viacom Inc.  International  Affiliates   Eliminations  Consolidated
                                           -----------  -------------  ----------   ------------  ------------
Revenues ...............................    $    --       $ 1,193.7     $10,917.8     $   (27.3)    $12,084.2

    Expenses:
    Operating ..........................         --           373.5       7,259.1         (27.3)      7,605.3
    Selling, general and administrative          (0.3)        470.1       1,828.3          --         2,298.1
    Restructuring charge ...............         --            --            88.9          --            88.9
    Depreciation and amortization ......         --            60.9         756.7          --           817.6
                                            ---------     ---------     ---------     ---------     ---------
         Total expenses ................         (0.3)        904.5       9,933.0         (27.3)     10,809.9
                                            ---------     ---------     ---------     ---------     ---------

Operating income .......................          0.3         289.2         984.8          --         1,274.3

Other income (expense):
    Interest expense, net ..............       (627.7)       (102.5)        (67.8)         --          (798.0)
    Other items, net ...................         --            (0.1)          4.3          --             4.2
                                            ---------     ---------     ---------     ---------     ---------

Earnings (loss)  from continuing
    operations before income taxes .....       (627.4)        186.6         921.3          --           480.5
    Benefit (provision) for income taxes        259.3         (84.0)       (470.8)         --          (295.5)
    Equity in earnings (loss) of
      affiliated companies, net of tax .      1,613.0          77.2          42.6      (1,745.8)        (13.0)
    Minority interest ..................         --            (1.2)         (0.1)         --            (1.3)
                                            ---------     ---------     ---------     ---------     ---------
Earnings from continuing operations ....      1,244.9         178.6         493.0      (1,745.8)        170.7
    Earnings (loss) from discontinued
      operations, net of tax ...........          3.0           2.5         (86.0)         --           (80.5)
Net gain on discontinued operations,
      net of tax .......................         --         1,292.0        (134.3)         --         1,157.7
                                            ---------     ---------     ---------     ---------     ---------
Net earnings ...........................      1,247.9       1,473.1         272.7      (1,745.8)      1,247.9
    Cumulative convertible preferred
      stock dividend requirement .......        (60.0)         --            --            --           (60.0)
                                            ---------     ---------     ---------     ---------     ---------
Net earnings attributable to
    common stock .......................    $ 1,187.9     $ 1,473.1     $   272.7     $(1,745.8)    $ 1,187.9
                                            =========     =========     =========     =========     =========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

                                                                                 1995
                                                 -------------------------------------------------------------------
                                                                                Non-
                                                                 Viacom       Guarantor                  Viacom Inc.
                                                 Viacom Inc.  International  Affiliates   Eliminations  Consolidated
                                                 -----------  -------------  ----------   ------------  ------------
Revenues ....................................    $    --       $   947.4     $ 9,979.2     $   (10.7)    $10,915.9

    Expenses:
    Operating ...............................         --           309.6       6,390.6         (10.7)      6,689.5
    Selling, general and administrative .....          4.2         412.2       1,694.6          --         2,111.0
    Depreciation and amortization ...........         --            47.8         668.9          --           716.7
                                                 ---------     ---------     ---------     ---------     ---------
         Total expenses .....................          4.2         769.6       8,754.1         (10.7)      9,517.2
                                                 ---------     ---------     ---------     ---------     ---------

Operating income ............................         (4.2)        177.8       1,225.1          --         1,398.7

Other income (expense):
    Interest expense, net ...................       (653.3)        (98.1)        (57.9)         --          (809.3)
    Other items, net ........................         --             1.7         (11.3)         --            (9.6)
                                                 ---------     ---------     ---------     ---------     ---------

Earnings (loss) from continuing
    operations before income taxes ..........       (657.5)         81.4       1,155.9          --           579.8
    Benefit (provision) for income
      taxes .................................        282.8         (44.8)       (605.1)         --          (367.1)
    Equity in earnings (loss) of affiliated
      companies, net of tax .................        593.9         150.7         (18.2)       (779.3)        (52.9)
    Minority interest .......................         --             (.7)         (8.6)         --            (9.3)
                                                 ---------     ---------     ---------     ---------     ---------
Earnings from continuing operations .........        219.2         186.6         524.0        (779.3)        150.5
    Earnings (loss) from discontinued
      operations, net of tax ................          3.3         (11.2)         79.9          --            72.0
                                                 ---------     ---------     ---------     ---------     ---------
Net earnings ................................        222.5         175.4         603.9        (779.3)        222.5
    Cumulative convertible preferred
      stock dividend requirement ............        (60.0)         --            --            --           (60.0)
                                                 ---------     ---------     ---------     ---------     ---------
Net earnings attributable to
    common stock ............................    $   162.5     $   175.4     $   603.9     $  (779.3)    $   162.5
                                                 =========     =========     =========     =========     =========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

                                                                                 1994
                                                 -------------------------------------------------------------------
                                                                                Non-
                                                                 Viacom       Guarantor                  Viacom Inc.
                                                 Viacom Inc.  International  Affiliates   Eliminations  Consolidated
                                                 -----------  -------------  ----------   ------------  ------------
Revenues ....................................    $    --       $   943.0     $ 5,771.6     $   (13.2)    $ 6,701.4
    Expenses:
    Operating ...............................         --           577.9       3,544.7         (13.2)      4,109.4
    Selling, general and administrative .....         (0.9)        378.6       1,332.4          --         1,710.1
    Depreciation and amortization ...........         --            44.9         331.1          --           376.0
                                                 ---------     ---------     ---------     ---------     ---------
         Total expenses .....................         (0.9)      1,001.4       5,208.2         (13.2)      6,195.5
                                                 ---------     ---------     ---------     ---------     ---------

Operating income ............................          0.9         (58.4)        563.4          --           505.9

Other income (expense):
    Interest expense, net ...................       (324.0)        (77.1)        (90.5)         --          (491.6)
    Other items, net ........................         --           267.2          (6.0)         --           261.2
                                                 ---------     ---------     ---------     ---------     ---------

Earnings (loss) from continuing
    operations before income taxes ..........       (323.1)        131.7         466.9          --           275.5
    Benefit (provision) for income
      taxes .................................        109.8         (48.7)       (294.8)         --          (233.7)
    Equity in earnings of affiliated
      companies, net of tax .................        309.9          51.8          25.4        (367.9)         19.2
    Minority interest .......................         --            (0.2)         16.2          --            16.0
                                                 ---------     ---------     ---------     ---------     ---------
Earnings from continuing operations .........         96.6         134.6         213.7        (367.9)         77.0
    Earnings (loss) from discontinued
      operations, net of tax ................          1.4          (9.3)         40.9          --            33.0
Extraordinary loss, net of tax ..............         (8.4)        (12.0)         --            --           (20.4)
                                                 ---------     ---------     ---------     ---------     ---------
Net earnings ................................         89.6         113.3         254.6        (367.9)         89.6
    Cumulative convertible preferred
      stock dividend requirement ............        (75.0)         --            --            --           (75.0)
                                                 ---------     ---------     ---------     ---------     ---------
Net earnings attributable to
    common stock ............................    $    14.6     $   113.3     $   254.6     $  (367.9)    $    14.6
                                                 =========     =========     =========     =========     =========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

                                                                                 1996
                                                 -------------------------------------------------------------------
                                                                                Non-
                                                                 Viacom       Guarantor                  Viacom Inc.
                                                 Viacom Inc.  International  Affiliates   Eliminations  Consolidated
                                                 -----------  -------------  ----------   ------------  ------------
Assets
Current Assets:
         Cash and cash equivalents ..........    $    19.0     $    61.2     $   128.8     $    --       $   209.0
         Receivables, net ...................         --           308.6       1,878.1         (33.6)      2,153.1
         Inventory ..........................         --           135.5       2,206.9          --         2,342.4
         Other current assets ...............         --           117.2         580.3          26.3         723.8
         Net assets of discontinued
            operations ......................         47.3          41.3         200.8          --           289.4
                                                 ---------     ---------     ---------     ---------     ---------
            Total current assets ............         66.3         663.8       4,994.9          (7.3)      5,717.7

   Property and equipment ...................         --           458.1       3,431.6          --         3,889.7
         Less accumulated depreciation ......         --            96.6         637.3          --           733.9
                                                 ---------     ---------     ---------     ---------     ---------
           Net property and equipment .......         --           361.5       2,794.3          --         3,155.8

   Inventory ................................         --           233.8       2,385.6          --         2,619.4
   Intangibles, at amortized cost ...........         --           550.0      14,344.2          --        14,894.2
   Investments in consolidated subs .........      7,536.8      10,773.2          --       (18,310.0)         --
   Other assets .............................         74.2         313.3       2,107.6         (48.2)      2,446.9
                                                 ---------     ---------     ---------     ---------     ---------
                                                 $ 7,677.3     $12,895.6     $26,626.6     ($18,365.5)   $28,834.0
                                                 =========     =========     =========     =========     =========
Liabilities and Shareholders' Equity
Current Liabilities:
        Accounts payable ....................    $    --       $    40.3     $   785.1     $   (16.6)    $   808.8
        Accrued compensation ................         --           118.8         308.4          (1.5)        425.7
        Participants share, residuals and
           royalties payable ................         --            --           856.6          --           856.6
        Current portion of long-term debt ...         --             7.3          55.3          --            62.6
        Accrued expenses and other ..........        282.2       1,227.3       1,174.3        (568.8)      2,115.0
                                                 ---------     ---------     ---------     ---------     ---------

          Total current liabilities .........        282.2       1,393.7       3,179.7        (586.9)      4,268.7
                                                 ---------     ---------     ---------     ---------     ---------

   Long-term debt ...........................      6,844.0       2,159.0         952.7        (100.0)      9,855.7
   Other liabilities ........................    (12,665.3)     (3,711.5)     21,178.3      (2,686.3)      2,115.2

Shareholders' equity:
        Convertible Preferred Stock .........      1,200.0          --            --            --         1,200.0
        Common Stock ........................          3.5         157.6         770.1        (927.6)          3.6
        Additional paid-in capital ..........     10,226.9       8,944.0       1,056.7      (9,985.5)     10,242.1
        Retained earnings ...................      2,009.6       3,917.5        (486.9)     (4,079.2)      1,361.0
        Cumulative translation adjustment ...         --            35.3         (24.0)         --            11.3
                                                 ---------     ---------     ---------     ---------     ---------
                                                  13,440.0      13,054.4       1,315.9     (14,992.3)     12,818.0
        Less treasury stock, at cost ........        223.6          --            --            --           223.6
                                                 ---------     ---------     ---------     ---------     ---------
                Total shareholders' equity ..     13,216.4      13,054.4       1,315.9     (14,992.3)     12,594.4
                                                 ---------     ---------     ---------     ---------     ---------
                                                 $ 7,677.3     $12,895.6     $26,626.6     $(18,365.5)   $28,834.0
                                                 =========     =========     =========     =========     =========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

                                                                                 1995
                                                 -------------------------------------------------------------------
                                                                                Non-
                                                                 Viacom       Guarantor                  Viacom Inc.
                                                 Viacom Inc.  International  Affiliates   Eliminations  Consolidated
                                                 -----------  -------------  ----------   ------------  ------------
Assets
Current Assets:
      Cash and cash equivalents .............    $    47.4     $   223.3     $   193.4     $    --       $   464.1
      Receivables, net ......................         --           267.7       1,626.2         (21.5)      1,872.4
      Inventory .............................         --           102.3       2,060.8          --         2,163.1
      Other current assets ..................         --           103.3         588.7          (7.6)        684.4
                                                 ---------     ---------     ---------     ---------     ---------
         Total current assets ...............         47.4         696.6       4,469.1         (29.1)      5,184.0
                                                 ---------     ---------     ---------     ---------     ---------

Property and equipment ......................          0.6         280.2       3,673.9          --         3,954.7
      Less accumulated depreciation .........          0.3          55.9         700.6          --           756.8
                                                 ---------     ---------     ---------     ---------     ---------
        Net property and equipment ..........          0.3         224.3       2,973.3          --         3,197.9
                                                 ---------     ---------     ---------     ---------     ---------

Inventory ...................................         --           182.2       2,089.3          --         2,271.5
Intangibles, at amortized cost ..............         49.1         557.5      15,546.6          --        16,153.2
Investments in consolidated subs ............      5,053.5      11,232.2          --       (16,285.7)         --
Other assets ................................        304.9         314.6       1,775.4        (210.5)      2,184.4
                                                 ---------     ---------     ---------     ---------     ---------
                                                 $ 5,455.2     $13,207.4     $26,853.7     $(16,525.3)   $28,991.0
                                                 ---------     ---------     ---------     ---------     ---------
Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable .......................    $    --       $    44.2     $   751.1     $    (6.5)    $   788.8
     Accrued compensation ...................         --           145.7         303.7          --           449.4
     Participants share, residuals and
       royalties payable ....................         --            --           798.2          --           798.2
     Current portion of long-term debt ......         --             1.5          43.6          --            45.1
     Accrued expenses and other .............        215.9         381.5       1,412.1         (27.4)      1,982.1
                                                 ---------     ---------     ---------     ---------     ---------

       Total current liabilities ............        215.9         572.9       3,308.7         (33.9)      4,063.6
                                                 ---------     ---------     ---------     ---------     ---------

Long-term debt ..............................      8,436.9       1,595.3         861.3        (181.4)     10,712.1
Other liabilities ...........................    (16,096.4)      1,216.7      20,045.1      (3,043.9)      2,121.5

Shareholders' equity
     Convertible Preferred Stock ............      1,200.0          --            --            --         1,200.0
     Common Stock ...........................          3.7         212.0         722.4        (934.4)          3.7
     Additional paid-in capital .............     10,693.2       8,544.4       1,086.4      (9,597.1)     10,726.9
     Retained earnings ......................      1,001.9       1,042.7         863.1      (2,734.6)        173.1
     Cumulative translation adjustment ......         --            23.4         (33.3)         --            (9.9)
                                                 ---------     ---------     ---------     ---------     ---------

             Total shareholders' equity .....     12,898.8       9,822.5       2,638.6     (13,266.1)     12,093.8
                                                 ---------     ---------     ---------     ---------     ---------

                                                 $ 5,455.2     $13,207.4     $26,853.7     $(16,525.3)   $28,991.0
                                                 =========     =========     =========     =========     =========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

                                                                                 1996
                                                 -------------------------------------------------------------------
                                                                                Non-
                                                                 Viacom       Guarantor                  Viacom Inc.
                                                 Viacom Inc.  International  Affiliates   Eliminations  Consolidated
                                                 -----------  -------------  ----------   ------------  ------------
Net cash flow provided by (used in)
    operating activities ....................    $ 1,150.6     $(1,583.2)    $   503.1     $    --       $    70.5

Investing Activities:
Proceeds from dispositions ..................         --         1,700.0         138.1          --         1,838.1
Acquisitions, net of cash acquired ..........         --            --          (299.8)         --          (299.8)
Capital expenditures ........................         --          (125.5)       (473.1)         --          (598.6)
Investments in and advances to
    affiliated companies ....................         --           (57.3)        (31.5)         --           (88.8)
Proceeds from sale of short-term
    investments .............................         --           137.9          --            --           137.9
Payments for purchase of short-term
    investments .............................         --          (149.2)         --            --          (149.2)
Other, net ..................................         --            --            --            --            --
                                                 ---------     ---------     ---------     ---------     ---------
Net cash flow provided by (used in)
    investing activities ....................         --         1,505.9        (666.3)         --           839.6
                                                 ---------     ---------     ---------     ---------     ---------

Financing Activities:
Short-term (repayments to) borrowings from
    banks, net ..............................     (1,293.8)        407.0          27.3          --          (859.5)
Increase (decrease) in intercompany
    payables ................................        320.7        (464.3)        143.6          --            --
Proceeds from exercise of stock options and
    warrants ................................         95.1          --            --            --            95.1
Purchase of treasury stock ..................       (223.6)         --            --            --          (223.6)
Payment of Preferred Stock
    dividends ...............................        (60.0)         --            --            --           (60.0)
Payment on capital lease obligations ........         --           (15.5)        (33.4)         --           (48.9)
Repayments of other notes ...................         --           (12.0)        (38.9)         --           (50.9)
Other, net ..................................        (17.4)         --            --            --           (17.4)
                                                 ---------     ---------     ---------     ---------     ---------
Net cash flow provided by (used in)
    financing activities ....................     (1,179.0)        (84.8)         98.6          --        (1,165.2)
                                                 ---------     ---------     ---------     ---------     ---------
Net decrease in cash and cash
    equivalents .............................        (28.4)       (162.1)        (64.6)         --          (255.1)
Cash and cash equivalents at beginning
    of year .................................         47.4         223.3         193.4          --           464.1
                                                 ---------     ---------     ---------     ---------     ---------
Cash and cash equivalents at end
    of year .................................    $    19.0     $    61.2     $   128.8     $    --       $   209.0
                                                 =========     =========     =========     =========     =========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

                                                                                 1995
                                                 -------------------------------------------------------------------
                                                                                Non-
                                                                 Viacom       Guarantor                  Viacom Inc.
                                                 Viacom Inc.  International  Affiliates   Eliminations  Consolidated
                                                 -----------  -------------  ----------   ------------  ------------
Net cash flow provided by (used in)
    operating activities ....................    $   224.6     $   (66.5)    $  (102.5)    $    --       $    55.6
                                                 ---------     ---------     ---------     ---------     ---------
Investing Activities:
Proceeds from dispositions ..................         --         1,036.1         406.8          --         1,442.9
Acquisitions, net of cash acquired ..........         --            --          (616.2)         --          (616.2)
Capital expenditures ........................          (.1)        (93.8)       (636.7)         --          (730.6)
Investments in and advances to
    affiliated companies ....................         --           (72.4)        (65.7)         --          (138.1)
Proceeds from sale of short-term
    investments .............................         --           281.3          --            --           281.3
Purchases of short-term
    investments .............................         --          (301.2)         --            --          (301.2)
Other, net ..................................           .1          (3.1)        (14.7)         --           (17.7)
                                                 ---------     ---------     ---------     ---------     ---------
Net cash flow provided by (used in)
    investing activities ....................         --           846.9        (926.5)         --           (79.6)
                                                 ---------     ---------     ---------     ---------     ---------

Financing Activities:
Short-term repayments to banks, net .........     (1,556.5)         --            (3.7)         --        (1,560.2)

Increase (decrease) in intercompany
    payables ................................       (147.0)       (607.3)        754.3          --            --
Proceeds from issuance of senior notes ......      1,538.6          --            --            --         1,538.6
Proceeds from exercise of stock options and
    warrants ................................        125.6          --            --            --           125.6
Payment of Preferred Stock
    dividends ...............................        (60.0)         --            --            --           (60.0)
Settlement of CVRs ..........................        (81.9)         --            --            --           (81.9)
Payment on capital lease obligations ........         --            (8.9)        (27.4)         --           (36.3)
Deferred financing fees .....................        (23.4)         --            --            --           (23.4)
Other, net ..................................         (6.2)         (4.3)         (1.5)         --           (12.0)
                                                 ---------     ---------     ---------     ---------     ---------
Net cash flow provided (used by)
    financing activities ....................       (210.8)       (620.5)        721.7          --          (109.6)
                                                 ---------     ---------     ---------     ---------     ---------

Net increase (decrease) in cash and
    cash equivalents ........................         13.8         159.9        (307.3)         --          (133.6)
Cash and cash equivalents at beginning
    of year .................................         33.6          63.4         500.7          --           597.7
                                                 ---------     ---------     ---------     ---------     ---------
Cash and cash equivalents at end
    of year .................................    $    47.4     $   223.3     $   193.4     $    --       $   464.1
                                                 =========     =========     =========     =========     =========


                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

                                                                                 1994
                                                 -------------------------------------------------------------------
                                                                                Non-
                                                                 Viacom       Guarantor                  Viacom Inc.
                                                 Viacom Inc.  International  Affiliates   Eliminations  Consolidated
                                                 -----------  -------------  ----------   ------------  ------------
Net cash flow provided by (used in)
    operating activities ....................    $   (86.4)    $    26.9     $   470.9     $   (34.5)    $   376.9
                                                 ---------     ---------     ---------     ---------     ---------
Investing Activities:
Proceeds from dispositions ..................         --           317.6          --            --           317.6
Acquisitions, net of cash acquired ..........     (6,652.3)         --           397.7          --        (6,254.6)
Capital expenditures ........................         --           (39.5)       (325.4)         --          (364.9)
Investments in and advances to
    affiliated companies ....................         --           (26.5)        (24.8)         --           (51.3)
Proceeds from sale of short-term
    investments .............................         --            --           156.2          --           156.2
Purchases of short-term
    investments .............................         --            --          (102.2)         --          (102.2)
Other, net ..................................        (19.2)         (6.9)         (3.3)         (7.8)        (37.2)
                                                 ---------     ---------     ---------     ---------     ---------
Net cash flow provided by (used in)
    investing activities ....................     (6,671.5)        244.7          98.2          (7.8)     (6,336.4)
                                                 ---------     ---------     ---------     ---------     ---------

Financing Activities:
Short-term (repayments to) borrowings
    from banks, net .........................      5,149.8      (1,541.1)        (48.7)         --         3,560.0
Increase (decrease) in intercompany
    payables ................................     (1,286.1)      1,271.2         (27.4)         42.3          --
Proceeds from issuance of Viacom Inc.
    Class B Common Stock ....................      1,250.0          --            --            --         1,250.0
Proceeds from exercise of stock options
    and warrants ............................         52.6          --            --            --            52.6
Payment of Preferred Stock
    dividends ...............................        (72.7)         --            --            --           (72.7)
Payment on capital lease obligations ........         --             (.9)         (4.2)         --            (5.1)
Deferred financing fees .....................        (86.8)          (.3)         --            --           (87.1)
Other, net ..................................        (23.7)         --              .8          --           (22.9)
                                                 ---------     ---------     ---------     ---------     ---------
Net cash flow provided by (used in)
    financing activities ....................      4,983.1        (271.1)        (79.5)         42.3       4,674.8
                                                 ---------     ---------     ---------     ---------     ---------
Net increase (decrease) in cash and
    cash equivalents ........................     (1,774.8)           .5         489.6          --        (1,284.7)
Cash and cash equivalents at beginning
    of year .................................      1,808.4          62.9          11.1          --         1,882.4
                                                 ---------     ---------     ---------     ---------     ---------
Cash and cash equivalents at end
    of year .................................    $    33.6     $    63.4     $   500.7     $    --       $   597.7
                                                 =========     =========     =========     =========     =========

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

      None

      (c) Exhibits (see index on Page E-1)

VIACOM INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Item 14a

The following consolidated financial statements and schedule of the registrant and its subsidiaries are submitted herewith as part of this report:

                                                                             Reference
                                                                             (Page/s)
                                                                             ---------
1. Report of Independent Accountants...................................          II-17

2. Management's Statement of Responsibility for Financial Reporting....          II-18

3. Consolidated Statements of Operations for the years ended
    December 31, 1996, 1995 and 1994...................................          II-19

4. Consolidated Balance Sheets as of December 31, 1996 and 1995........  II-20 - II-21

5. Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994..................................          II-22

6. Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1996, 1995 and 1994......................          II-23

7. Notes to Consolidated Financial Statements                            II-24 - II-64

Financial Statement Schedule:

       II. Valuation and qualifying accounts...........................            F-2

All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

VIACOM INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)

              Col. A                       Col. B                 Col. C                Col. D       Col. E
------------------------------------    ------------    -------------------------   -------------- ----------
                                         Balance at     Charged to     Charged to                  Balance at
                                        Beginning of    Costs and        Other                      End of
Description                               Period        Expenses        Accounts    Deductions (C)  Period
-----------                               ------        --------        --------    --------------  ------
Allowance for doubtful accounts:

 Year ended December 31, 1996 ......       $126.0        $71.1           $ 3.1          $98.9       $101.3

 Year ended December 31, 1995 ......       $ 75.8        $70.8 (D)       $37.4 (A)      $58.0       $126.0

 Year ended December 31, 1994 ......       $ 33.9        $39.6 (D)       $46.1 (A)(B)   $43.8       $ 75.8

Valuation allowance on deferred
     tax assets:

Year ended December 31, 1996 .......       $ 81.8         --               --            --         $ 81.8

Year ended December 31, 1995 .......       $ 75.7         --             $ 6.1 (A)       --         $ 81.8

Reserves for inventory obsolescence:

Year ended December 31, 1996 .......       $129.6        $45.7           $(24.7)        $44.8       $105.8

Year ended December 31, 1995 .......       $125.3        $31.0 (D)       $ 13.7         $40.4       $129.6

Notes:
(A) Includes amounts charged to goodwill as part of the determination of the fair value of net assets acquired.
(B) Represents balance sheet reclassifications related to certain entertainment receivables.
(C) Includes amounts written off, net of recoveries and amounts related to discontinued operations.
(D) Prior year amounts charged to the income statement have been adjusted restated to conform with the current discontinued operation presentation.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, Viacom Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     VIACOM INC.

                                     By /s/ SUMNER M. REDSTONE
                                        -----------------------------
                                        Sumner M. Redstone,
                                        Chairman of the Board of
                                        Directors, Chief Executive
                                        Officer

                                     By /s/ GEORGE S. SMITH, JR.
                                        -----------------------------
                                        George S. Smith, Jr.,
                                        Senior Vice President,
                                        Chief Financial Officer

                                     By /s/ SUSAN C. GORDON
                                        -----------------------------
                                        Susan C. Gordon,
                                        Vice President,
                                        Controller, Chief
                                        Accounting Officer

Date: March 31, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc.
and in the capacities and on the dates indicated:

      Signature              Title              Date

          *                  Director           March 31, 1997
-------------------------
      George S. Abrams

/s/ PHILIPPE P. DAUMAN       Director           March 31, 1997
-------------------------
      Philippe P. Dauman

          *                  Director           March 31, 1997
-------------------------
      Thomas E. Dooley

          *                  Director           March 31, 1997
-------------------------
      Ken Miller

          *                  Director           March 31, 1997
-------------------------
      Brent D. Redstone

          *                  Director           March 31, 1997
-------------------------
      Shari Redstone

/s/ SUMNER M. REDSTONE       Director           March 31, 1997
-------------------------
      Sumner M. Redstone

          *                  Director           March 31, 1997
-------------------------
      Frederic V. Salerno

          *                  Director           March 31, 1997
-------------------------
      William Schwartz

          *                  Director           March 31, 1997
-------------------------
      Ivan Seidenberg

*By  /s/ PHILIPPE P. DAUMAN                     March 31, 1997
---------------------------
      Philippe P. Dauman
        Attorney-in-Fact
        for the Directors

                          VIACOM INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS
                                   ITEM 14(C)

EXHIBIT
NO.               DESCRIPTION OF DOCUMENT       PAGE NO.

(2)         Plan of Acquisition
      (a) Agreement and Plan of Merger dated as of January 7, 1994, as amended as of June 15, 1994, between Viacom Inc. and Blockbuster Entertainment Corporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on
            Form S-4 filed by Viacom Inc.) (File No. 33-55271).
      (b)   Amended and Restated Agreement and Plan of Merger dated as of February 4, 1994 between Viacom Inc. and Paramount
            Communications Inc., as further amended as of May 26, 1994, among Viacom, Viacom Sub Inc. and Paramount Communications Inc. (incorporated by reference to Exhibit 2.1, included as Annex I, to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 33-53977).
(3)         Articles of Incorporation and By-laws
      (a) Restated Certificate of Incorporation of Viacom Inc. (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1992, as amended by Form 10-K/A
            Amendment No. 1 dated November 29, 1993 and as further amended by Form 10-K/A Amendment No. 2 dated December 9,
            1993) (File No. 1-9553).
      (b)   Amendment to Restated Certificate of Incorporation of
            Viacom Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed by Viacom
            Inc.) (File No. 33-55271).
      (c) Certificate of Merger merging Blockbuster Entertainment Corporation with and into Viacom Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement on
            Form S-3 filed by Viacom Inc.) (File No. 33-55785).
      (d)   Certificate of the Designations, Powers, Preferences and
            Relative, Participating or other Rights, and the
            Qualifications, Limitations or Restrictions thereof, of Series B Cumulative Convertible Preferred Stock ($0.01 par value) of Viacom Inc. (incorporated by reference to Exhibit
            4.1 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended September 30, 1993) (File No. 1-9553).
      (e)   By-laws of Viacom Inc. (incorporated by reference to
            Exhibit 3.3 to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 33-13812).
(4) Instruments defining the rights of security holders, including indentures
      (a) Specimen certificate representing the Viacom Inc. Voting Common Stock (currently Class A Common Stock) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 33-13812).

EXHIBIT
NO.               DESCRIPTION OF DOCUMENT       PAGE NO.

      (b)   Specimen certificate representing Viacom Inc. Class B
            Non-Voting Common Stock (incorporated by reference to
            Exhibit 4(a) to the Quarterly Report on Form 10-Q of Viacom
            Inc. for the quarter ended June 30, 1990) (File No. 1-9553).
      (c)   Specimen certificate representing Viacom Inc. Series B
            Cumulative Convertible Preferred Stock of Viacom Inc.
            (incorporated by reference to Exhibit 4(d) to the Annual
            Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1993, as amended by Form 10-K/A
            Amendment No. 1 dated May 2, 1994) (File No. 1-9553).
      (d) Form of Warrant Agreement between Viacom Inc. and Harris Trust and Savings Bank, as Warrant Agent with respect to the Warrants expiring July 1, 1997 of Viacom Inc. (including the Form of Warrant expiring July 1, 1997) (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 filed by Viacom Inc.)
            (File No. 33-53977).
      (e) Form of Warrant Agreement between Viacom Inc. and Harris Trust and Savings Bank, as Warrant Agent with respect to the Warrants expiring July 1, 1999 of Viacom Inc. (including the Form of Warrant expiring July 1, 1999) (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 filed by Viacom Inc.)
            (File No. 33-53977).
      (f)   Amended and Restated Credit Agreement dated as of March 26,
            1997 among Viacom Inc.; the Bank parties thereto; The Bank of New York ("BNY"), Citibank N.A. ("Citibank"), Morgan
            Guaranty Trust Company of New York ("Morgan Guaranty"),
            Bank of America NT&SA ("BofA") and The Chase Manhattan Bank ("Chase"), as Managing Agents; BNY, as Documentation Agent; Citibank, as Administrative Agent; JP Morgan Securities
            Inc. ("JP Morgan") and BofA, as Syndication Agents; and the
            Agents and Co-Agents named therein (filed herewith), and Amended and Restated Credit Agreement dated as of March 26,
            1997 among Viacom International Inc.; the Bank parties thereto; BNY, Citibank, Morgan Guaranty, BofA and Chase, as
            Managing Agents; BNY, as Documentation Agent; Citibank, as Administrative Agent; JP Morgan and BofA, as Syndication
            Agents; and the Agents and Co-Agents named therein (filed herewith).

EXHIBIT
NO.               DESCRIPTION OF DOCUMENT       PAGE NO.

      (g) Film Finance Credit Agreement, dated as of May 10, 1996, among Viacom Film Funding Company Inc. as Borrower; Viacom Inc. and Viacom International Inc. as Guarantors; the Bank parties thereto; The Bank of New York ("BNY"), Citibank N.A. ("Citibank"), Morgan Guaranty Trust Company of New York and Bank of America NT&SA, as Managing Agents; BNY, as Documentation Agent; Citibank, as Administrative Agent; JP Morgan Securities Inc., as Syndication Agent; and the Agents and Co-Agents named therein (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 1996) (File No. 1-9553).
      (h) The instruments defining the rights of holders of the long-term debt securities of Viacom Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Viacom Inc. hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
(10)        Material Contracts
      (a) Viacom Inc. 1989 Long-Term Management Incentive Plan (as amended and restated through April 23, 1990, as further amended and restated through April 27, 1995, and as further amended and restated through November 1, 1996) (filed herewith).*
      (b) Viacom Inc. 1994 Long-Term Management Incentive Plan (as amended and restated through April 27, 1995 and as further amended and restated through November 1, 1996) (filed herewith).*
      (c) Viacom Inc. Senior Executive Short-Term Incentive Plan (as amended and restated through March 27, 1996) (incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31,
            1995).*
      (d) Viacom Inc. Long-Term Incentive Plan (Divisional) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended
            June 30, 1993) (File No. 1-9553).*
      (e) Viacom International Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated through December 17, 1992) (incorporated by reference to Exhibit
            10(e) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1992, as amended by Form 10-K/A Amendment No. 1 dated November 29, 1993 and as further amended by Form 10-K/A Amendment No. 2 dated
            December 9, 1993) (File No. 1-9553).*

*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c).

EXHIBIT
NO.               DESCRIPTION OF DOCUMENT       PAGE NO.

      (f) Viacom Inc. and Viacom International Inc. Retirement Income Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1989) (File No. 1-9553).*
      (g)   Viacom Inc. Stock Option Plan for Outside Directors
            (incorporated by reference to Exhibit 10.2 to the Quarterly
            Report on Form 10-Q of Viacom Inc. for the quarter ended
            June 30, 1993) (File No. 1-9553).*
      (h) Viacom Inc. 1994 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit B to Viacom Inc.'s
            Definitive Proxy Statement dated April 28, 1995).*
      (i)   Excess Benefits Investment Plan for Certain Key Employees
            of Viacom International Inc. (effective April 1, 1984 and
            amended as of January 1, 1990) (incorporated by reference
            to Exhibit 10(h) to the Annual Report on Form 10-K of
            Viacom Inc. for the fiscal year ended December 31, 1990)
            (File No. 1-9553).*
      (j) Excess Pension Plan for Certain Key Employees of Viacom International Inc. (incorporated by reference to Exhibit
            10(i) to the Annual Report on Form 10-K of Viacom Inc. for
            the fiscal year ended December 31, 1990) (File No. 1-9553).*
      (k)   Employment Agreement, dated as of August 1, 1994, between
            Viacom Inc. and Frank J. Biondi, Jr. (incorporated by
            reference to Exhibit 10.1 to the Quarterly Report on Form
            10-Q of Viacom Inc. for the quarter ended September 30,
            1994) (File No. 1-9553).*    Supplemental Agreement, dated
            as of January 17, 1996, between Viacom Inc., Viacom
            International Inc. and Frank J. Biondi, Jr. (incorporated by reference to Exhibit 10 to the Quarterly Report on Form
            10-Q of Viacom Inc. for the quarter ended March 31,
            1996)(File No. 1-9553).*
      (l)   Agreement, dated as of January 1, 1996, between Viacom Inc.
            and Philippe P. Dauman (incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K of Viacom
            Inc. for the fiscal year ended December 31, 1995)(File No.
            1-9553).*
      (m)   Agreement, dated as of January 1, 1996, between Viacom Inc.
            and Thomas E. Dooley (incorporated by reference to Exhibit
            10(m) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1995)(File No. 1-9553).*
      (n)   Agreement, dated as of July 1, 1994, between Viacom Inc.
            and Edward D. Horowitz (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K of Viacom
            Inc. for the fiscal year ended December 31, 1994)(File No.
            1-9553), as amended by an Agreement, dated as of June 1, 1996 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 1996)(File No. 1-9553).*

*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c).

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

EXHIBIT
NO.               DESCRIPTION OF DOCUMENT       PAGE NO.

      (r) Parents Agreement dated as of July 24, 1995 among Viacom Inc., Tele-Communications, Inc. and TCI Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by Viacom International Inc.) (File No. 33-64467).
      (s) Implementation Agreement dated as of July 24, 1995 between Viacom International Inc. and Viacom International Services Inc. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed by Viacom International Inc.) (File No. 33-64467).
      (t) Subscription Agreement dated as of July 24, 1995 among Viacom International Inc., Tele-Communications, Inc. and TCI Communications, Inc. (incorporated by reference to
            Exhibit 10.3 to the Registration Statement on Form S-4 filed by Viacom International Inc.) (File No. 33-64467).
      (u) Stock Purchase Agreement, dated as of February 16, 1997, between Viacom International Inc. and Evergreen Media Corporation of Los Angeles (filed herewith).
(11)        Statements re Computation of Net Earnings Per Share
(21)        Subsidiaries of Viacom Inc.
(23)        Consents of Experts and Counsel
      (a)   Consent of Price Waterhouse LLP
(24)        Powers of Attorney
(27)        Financial Data Schedule