Form 10-Q
period 1997-03-31
VIACOM INC
filed 1997-05-15
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Number of shares of Common Stock Outstanding at April 30, 1997:

     Class A Common Stock, par value $.01 per share - 69,478,573

     Class B Common Stock, par value $.01 per share - 283,095,257

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

                                                                           Three months ended
                                                                                March 31,
                                                                         ---------------------
                                                                           1997        1996
                                                                         ---------   ---------
Revenues ..............................................................  $ 2,917.7   $ 2,623.4

Expenses:
      Operating .......................................................    1,967.7     1,642.1
      Selling, general and administrative .............................      558.0       533.1
      Depreciation and amortization ...................................      218.2       192.5
                                                                         ---------   ---------
            Total expenses ............................................    2,743.9     2,367.7
                                                                         ---------   ---------

 Operating income .....................................................      173.8       255.7

 Other income (expense):
      Interest expense, net ...........................................     (196.8)     (202.1)
      Other items, net ................................................         .3         (.5)
                                                                         ---------   ---------
 Earnings (loss) from continuing operations before income taxes .......      (22.7)       53.1

      Benefit (provision) for income taxes ............................       14.0       (34.6)
      Equity in earnings (loss) of affiliated companies, net of tax ...      (15.2)        1.3
      Minority interest ...............................................         .1         (.4)
                                                                         ---------   ---------
 Earnings (loss) from continuing operations ...........................      (23.8)       19.4
      Earnings from discontinued operations, net of tax (Note 2) ......        5.1         8.4
                                                                         ---------   ---------
 Net earnings (loss) ..................................................      (18.7)       27.8

      Cumulative convertible preferred stock dividend requirement .....      (15.0)      (15.0)
                                                                         ---------   ---------
 Net earnings (loss) attributable to common stock .....................  $   (33.7)  $    12.8
                                                                         =========   =========

 Weighted average number of common shares and common share equivalents:
      Primary .........................................................      352.5       374.7
      Fully diluted ...................................................      352.5       375.0

 Primary and fully diluted earnings (loss) per common share:
      Earnings (loss) from continuing operations ......................  $    (.11)  $     .01
      Net earnings (loss) .............................................  $    (.10)  $     .03

                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

                                                                         March 31,  December 31,
                                                                            1997        1996
                                                                         ---------   ---------
                                     Assets
    Current Assets:
        Cash and cash equivalents .....................................  $   261.0   $   209.0
        Receivables, less allowances of $103.6 (1997) and $101.3 (1996)    1,984.0     2,153.1
        Inventory (Note 4) ............................................    2,454.8     2,342.4
        Other current assets ..........................................      905.0       723.8
        Net assets of discontinued operations (Note 2) ................      276.5       289.4
                                                                         ---------   ---------
               Total current assets ...................................    5,881.3     5,717.7
                                                                         ---------   ---------

    Property and equipment, at cost ...................................    4,039.0     3,889.7
        Less accumulated depreciation .................................      873.2       733.9
                                                                         ---------   ---------
               Net property and equipment .............................    3,165.8     3,155.8
                                                                         ---------   ---------

    Inventory (Note 4) ................................................    2,596.0     2,619.4
    Intangibles, at amortized cost ....................................   14,786.9    14,894.2
    Other assets ......................................................    2,649.1     2,446.9
                                                                         ---------   ---------
                                                                         $29,079.1   $28,834.0
                                                                         =========   =========
                      Liabilities and Shareholders' Equity

    Current Liabilities:
        Accounts payable ..............................................  $   619.0   $   808.8
        Accrued compensation ..........................................      280.5       425.7
        Participants' share, residuals and royalties payable ..........      837.5       856.6
        Current portion of long-term debt .............................       64.8        62.6
        Accrued expenses and other ....................................    1,926.3     2,115.0
                                                                         ---------   ---------
               Total current liabilities ..............................    3,728.1     4,268.7
                                                                         ---------   ---------

    Long-term debt ....................................................   10,753.2     9,855.7
    Other liabilities .................................................    2,047.4     2,115.2

    Commitments and contingencies (Note 6)

    Shareholders' Equity:
        Convertible Preferred Stock, par value $.01 per share; 200.0
            shares authorized; 24.0 shares issued and outstanding .....    1,200.0     1,200.0
        Class A Common Stock, par value $.01 per share;
            200.0 shares authorized; 69.5 (1997) and 69.4 (1996)
            shares issued and outstanding .............................         .7          .7
        Class B Common Stock, par value $.01 per share;
            1,000.0 shares authorized; 283.3 (1997) and 282.6 (1996)
            shares issued and outstanding .............................        2.9         2.9
        Additional paid-in capital ....................................   10,260.8    10,242.1
        Retained earnings .............................................    1,327.4     1,361.0
        Cumulative translation adjustment .............................      (17.8)       11.3
                                                                         ---------   ---------
                                                                          12,774.0    12,818.0
        Less treasury stock, at cost; 6.3 shares ......................      223.6       223.6
                                                                         ---------   ---------
               Total shareholders' equity .............................   12,550.4    12,594.4
                                                                         ---------   ---------
                                                                         $29,079.1   $28,834.0
                                                                         =========   =========

                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

                                                                                          Three months ended
                                                                                               March 31,
                                                                                          ------------------
                                                                                            1997      1996
                                                                                          -------   -------
Net cash from operating activities:
Net earnings (loss) ....................................................................  $ (18.7)  $  27.8
Adjustments to reconcile net earnings (loss) to net cash flow from operating activities:
    Depreciation and amortization ......................................................    218.2     220.0
    Distribution from affiliated companies .............................................      1.7      12.7
    Change in operating assets and liabilities:
           (Increase) decrease in receivables ..........................................    166.1     (16.3)
           Increase in inventory and related programming liabilities, net ..............   (193.1)   (160.9)
           Increase in pre-publication costs, net ......................................    (16.8)    (19.3)
           Increase in prepaid expenses and other current assets .......................   (180.8)    (76.7)
           (Increase) decrease in unbilled receivables .................................      8.6     (55.8)
           Decrease in accounts payable and accrued expenses ...........................   (369.6)   (515.7)
           Increase in income taxes payable and deferred income taxes, net .............     --         9.8
           Decrease in deferred income .................................................    (87.7)    (29.9)
           Other, net ..................................................................    (20.7)     63.7
                                                                                          -------   -------
Net cash flow from operating activities ................................................   (492.8)   (540.6)
                                                                                          -------   -------

Investing Activities:
    Capital expenditures ...............................................................   (129.9)   (148.0)
    Investment in United Paramount Network .............................................   (186.9)     --
    Acquisitions, net of cash acquired .................................................    (19.6)    (52.0)
    Investments in and advances to affiliated companies ................................    (13.7)    (47.6)
    Proceeds from sales of short-term investments ......................................     10.5      31.7
    Purchases of short-term investments ................................................    (11.0)    (37.4)
    Other, net .........................................................................     12.6      (9.1)
                                                                                          -------   -------
Net cash flow from investing activities ................................................   (338.0)   (262.4)
                                                                                          -------   -------

Financing Activities:
    Short-term borrowings from banks, net ..............................................    911.9     707.5
    Proceeds from exercise of stock options and warrants ...............................     19.3      57.3
    Repayment of other notes ...........................................................     --       (50.8)
    Payment of capital lease obligations ...............................................    (17.7)    (11.6)
    Payment of Preferred Stock dividends ...............................................    (15.0)    (15.0)
    Other, net .........................................................................    (15.7)      2.3
                                                                                          -------   -------
Net cash flow from financing activities ................................................    882.8     689.7
                                                                                          -------   -------
    Net increase (decrease) in cash and cash equivalents ...............................     52.0    (113.3)
    Cash and cash equivalents at beginning of the period ...............................    209.0     464.1
                                                                                          -------   -------
Cash and cash equivalents at end of period .............................................  $ 261.0   $ 350.8
                                                                                          =======   =======

Supplemental cash flow information:
    Cash payments for interest, net of amounts capitalized .............................  $ 283.3   $ 236.5
    Cash payments for income taxes .....................................................     17.5      23.1

Non cash investing and financing:
    Property and equipment acquired under capitalized leases ...........................      7.2      44.9

                 See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION

Viacom Inc. (the "Company") is a diversified entertainment and publishing company with operations in four segments: (i) Networks and Broadcasting, (ii) Entertainment, (iii) Video and Music/Theme Parks and (iv) Publishing. In accordance with Accounting Principles Board Opinion ("APB") 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Company has presented the following lines of businesses as discontinued operations: Viacom Radio Stations, which the Company has agreed to sell to Evergreen Media Corporation for $1.075 billion in cash during the summer of 1997; its interactive game operations including Virgin Interactive Entertainment Limited ("Virgin"), a unit of Spelling Entertainment Group Inc. ("Spelling"), for which the Company has adopted a plan of disposal by the end of 1997; and Viacom Cable, which was split-off from the Company on July 31, 1996. (See Note 2).

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company's most recent annual report on Form 10-K. The Statement of Operations for the first quarter of 1996 has been reclassified to conform with the current year discontinued operations presentation.

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

Net earnings per common share -- Primary net earnings per common share is calculated based on the weighted average number of common shares outstanding during each period, and, if dilutive, the effects of common shares potentially issuable in connection with stock options and warrants. For each of the periods presented, the effect of the assumed conversion of the Preferred Stock is antidilutive and, therefore, is not reflected in fully diluted net earnings per common share.

During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, "Earnings per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company does not expect this statement to have a material impact on its earnings per share.

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

2) DISPOSITIONS

On February 19, 1997, the Board of Directors of Spelling, a majority owned subsidiary of the Company, approved a formal plan to sell Virgin through a public offering. On the same date, the Company adopted a plan to dispose of its interactive game businesses, including Viacom New Media which is operated by Virgin under a services agreement entered into during September 1996. The disposition is expected to be completed by the end of 1997. Accordingly, such interactive game operations have been accounted for as discontinued operations and for the year ended December 31, 1996, the Company recorded a loss on the disposal of $159.3 million, which included estimated losses through the expected date of disposition of $58.0 million. For the first quarter of 1997, revenues and net operating losses of the interactive game businesses were $46.6 million and $12.6 million, respectively, and the losses were provided for in the estimated loss on disposal as of December 31, 1996.

On February 16, 1997, the Company entered into an agreement to sell the Viacom Radio Stations to Evergreen Media Corporation for $1.075 billion in cash. The transaction is expected to result in a gain and be completed during the summer of 1997, and accordingly, the operating results of the Viacom Radio Stations are reflected as earnings from discontinued operations, net of tax for the three months ended March 31, 1997.

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

Summarized financial data of discontinued operations are as follows:

Results of discontinued operations:

                                            Interactive  Radio   Cable    Total
                                            -----------  -----   -----    -----
For the three months ended March 31, 1997
Revenues ...................................  $ --      $ 25.1   $ --    $ 25.1
Earnings from operations before income
   taxes ...................................    --         9.0     --       9.0
Provision for income taxes .................    --        (3.9)    --      (3.9)
Net earnings ...............................    --         5.1     --       5.1

For the three months ended March 31, 1996
Revenues ...................................  $ 39.1    $ 24.2   $116.8  $180.1
Earnings (loss) from operations before
   income taxes ............................   (13.7)      4.7     23.9    14.9
Benefit (provision) for income taxes .......     8.2      (2.8)   (12.9)   (7.5)
Net earnings (loss) ........................    (4.0)      1.9     10.5     8.4

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

Financial position (1):                                      At March 31, 1997       At December 31, 1996
                                                             -----------------       --------------------
Current assets ............................................       $130.4                     $ 217.8
Net property and equipment ................................         30.2                        30.6
Other assets ..............................................        406.1                       526.3
Total liabilities .........................................       (290.2)                     (485.3)
                                                                  ------                     -------
Net assets of discontinued operations .....................       $276.5                     $ 289.4
                                                                  ======                     =======

      (1) Financial position data reflects Radio and Interactive at March 31, 1997 and at December 31, 1996.

3) RESTRUCTURING CHARGE

In 1996, following a strategic analysis, Blockbuster adopted a plan to abandon certain Music stores, relocate its headquarters and eliminate third party distributors domestically. As a result of such plan, Blockbuster recognized during the fourth quarter of 1996 a restructuring charge of approximately $88.9 million principally reflecting costs associated with the closing of approximately 10% or 50 of its Music retail stores and costs associated with relocating Blockbuster's headquarters from Fort Lauderdale to Dallas. As a result of the Music store closings, Blockbuster recognized lease termination costs of $28.3 million and accrued shut-down and other costs of $14.6 million as part of the restructuring charge. Through March 31, 1997, the Company paid and charged approximately $3.0 million against these liabilities. The Company expects to substantially complete the activities related to the Music store closings by the end of 1998.

In the fourth quarter of 1996, Blockbuster recognized $25 million of estimated severance benefits payable to approximately 650 of its Fort Lauderdale headquarters employees who have chosen not to relocate. Blockbuster, through the restructuring charge, also recognized $21.0 million of other costs of exiting Fort Lauderdale and eliminating third party distributors. Through March 31, 1997, the Company paid and charged against the severance liability approximately $1.9 million.

The Blockbuster headquarters relocation to Dallas is expected to be completed in the second quarter of 1997. The Company expects to complete construction of the distribution center by the end of 1997.

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

4) INVENTORIES

                                               March 31, 1997  December 31, 1996
                                               --------------  -----------------
Prerecorded music and videocassettes .........    $  695.1         $  564.2
Videocassette rental inventory ...............       652.5            668.2
Publishing:
      Finished goods .........................       326.8            298.4
      Work in process ........................        40.3             33.9
      Material and supplies ..................        13.5             14.5
Other ........................................        17.3             12.3
                                                  --------         --------
                                                   1,745.5          1,591.5
      Less current portion ...................     1,093.1            923.3
                                                  --------         --------
                                                  $  652.4         $  668.2
                                                  ========         ========
Theatrical and television inventory:
      Theatrical and television productions:
           Released ..........................    $1,773.2         $1,811.3
           Completed, not released ...........        54.1             32.6
           In process and other ..............       343.7            352.6
      Program rights .........................     1,134.3          1,173.8
                                                  --------         --------
                                                   3,305.3          3,370.3
      Less current portion ...................     1,361.7          1,419.1
                                                  --------         --------
                                                  $1,943.6         $1,951.2
                                                  ========         ========

Total non-current inventory ..................    $2,596.0         $2,619.4
                                                  ========         ========

5) LONG-TERM DEBT

Effective March 26, 1997, the Company and Viacom International entered into amended and restated credit agreements of $6.4 billion (the "Viacom Credit Agreement") and $100 million (the "Viacom International Credit Agreement," together with the Viacom Credit Agreement, collectively the "Credit Agreements").

As of March 31, 1997, the Company's scheduled maturities of indebtedness through December 31, 2001, assuming full utilization of the Credit Agreements are $85.0 million (1997), $1.1 billion (1998), $1.2 billion (1999), $1.7 billion (2000)
and $2.1 billion (2001). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

On May 9, 1997, a subsidiary of the Company amended the 364-day film financing credit agreement, guaranteed by Viacom International Inc. and the Company, which extended the expiration date for one year, reduced pricing and decreased the amount to $470 million.

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

6) COMMITMENTS AND CONTINGENCIES

The commitments of the Company for program license fees which are not reflected in the balance sheet as of March 31, 1997 estimated to aggregate approximately $1.9 billion, principally reflect commitments of approximately $1.7 billion under Showtime Networks Inc.'s ("SNI's") exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

7) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated annual effective tax rates of 61.5% for 1997 and 65.3% for 1996 were both adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes.

8) TREASURY STOCK

On September 5, 1996 the Company, together with NAI, initiated a joint purchase program for each to acquire up to $250 million, or $500 million in total, of the Company's Class A Common Stock, Class B Common Stock, and, as to the Company, Viacom Warrants. As of March 31, 1997, the Company repurchased 658,200 shares of Class A Common Stock, 5,594,600 shares of Class B Common Stock and 6,824,590 Viacom Five-Year Warrants, expiring on July 7, 1999, for approximately $244.1 million in the aggregate. The cost of the acquired treasury stock has been reflected separately as a reduction to shareholders' equity. The cost of the warrants has been reflected as a reduction to additional paid-in-capital. As of March 31, 1997, NAI has separately acquired 1,282,200 shares of Class A Common Stock and 5,602,000 shares of Class B Common Stock pursuant to the joint purchase program for approximately $249.6 million, raising its ownership to approximately 67% of Class A Common Stock and approximately 28% of Class A and Class B Common Stock on a combined basis.

At March 31, 1997 and December 31, 1996, respectively, there were 30,584,062 and 30,576,562 outstanding Viacom Three-Year Warrants, expiring July 7, 1997 and there were 11,519,616 and 12,889,316 outstanding Viacom Five-Year Warrants, expiring July 7, 1999. The decrease in the outstanding Viacom Five-Year Warrants is attributable to the stock repurchase program.

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

                                                                 Three Months Ended March 31, 1997
                                             ------------------------------------------------------------------------
                                                                              Non-                         Viacom
                                                Viacom         Viacom       Guarantor                        Inc.
                                                 Inc.       International   Affiliates    Eliminations   Consolidated
                                             ------------   -------------  ------------   ------------   ------------
Revenues ..................................  $       --     $      291.2   $    2,631.5   $       (5.0)  $    2,917.7

    Expenses:
    Operating .............................          --             99.7        1,873.0           (5.0)       1,967.7
    Selling, general and administrative ...            .2          107.9          449.9           --            558.0
    Depreciation and amortization .........          --             15.5          202.7           --            218.2
                                             ------------   ------------   ------------   ------------   ------------
       Total expenses .....................            .2          223.1        2,525.6           (5.0)       2,743.9
                                             ------------   ------------   ------------   ------------   ------------

Operating income ..........................           (.2)          68.1          105.9           --            173.8

Other income (expense):
    Interest expense, net .................        (160.3)         (17.3)         (19.2)          --           (196.8)
    Other items, net ......................          --              (.6)            .9           --               .3
                                             ------------   ------------   ------------   ------------   ------------
Earnings (loss) from continuing operations
    before income taxes ...................        (160.5)          50.2           87.6           --            (22.7)
    Benefit (provision) for income taxes ..          61.0          (21.0)         (26.0)          --             14.0
    Equity in earnings (loss) of affiliated
      companies, net of tax ...............          80.5           50.6           (5.2)        (141.1)         (15.2)
    Minority interest .....................          --              (.3)            .4           --               .1
                                             ------------   ------------   ------------   ------------   ------------
Earnings (loss) from continuing operations          (19.0)          79.5           56.8         (141.1)         (23.8)
    Earnings from discontinued operations,
      net of tax ..........................            .3            1.1            3.7           --              5.1
                                             ------------   ------------   ------------   ------------   ------------
Net Earnings (loss) .......................         (18.7)          80.6           60.5         (141.1)         (18.7)
    Cumulative convertible preferred
      stock dividend requirement ..........         (15.0)          --             --             --            (15.0)
                                             ------------   ------------   ------------   ------------   ------------
Net earnings (loss) attributable to
    common stock ..........................  $      (33.7)  $       80.6   $       60.5   $     (141.1)  $      (33.7)
                                             ============   ============   ============   ============   ============

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                Three Months Ended March 31, 1996
                                            ------------------------------------------------------------------------
                                                                             Non-                         Viacom
                                               Viacom         Viacom       Guarantor                        Inc.
                                                Inc.       International   Affiliates    Eliminations   Consolidated
                                            ------------   -------------  ------------   ------------   ------------
Revenues .................................  $       --     $      245.8   $    2,380.4   $       (2.8)  $    2,623.4

    Expenses:
    Operating ............................          --             85.3        1,559.6           (2.8)       1,642.1
    Selling, general and administrative ..           (.8)         111.6          422.3           --            533.1
    Depreciation and amortization ........          --             12.8          179.7           --            192.5
                                            ------------   ------------   ------------   ------------   ------------

         Total expenses ..................           (.8)         209.7        2,161.6           (2.8)       2,367.7
                                            ------------   ------------   ------------   ------------   ------------

Operating income .........................            .8           36.1          218.8           --            255.7

Other income (expense):
    Interest expense, net ................        (157.0)         (30.5)         (14.6)          --           (202.1)
    Other items, net .....................          --              (.1)           (.4)          --              (.5)
                                            ------------   ------------   ------------   ------------   ------------
Earnings (loss) from continuing operations
    before income taxes ..................        (156.2)           5.5          203.8           --             53.1
    Benefit (provision) for income taxes .          64.0           (2.5)         (96.1)          --            (34.6)
    Equity in earnings of affiliated
      companies, net of tax ..............         119.6           22.9            5.7         (146.9)           1.3
    Minority interest ....................          --              (.3)           (.1)          --              (.4)
                                            ------------   ------------   ------------   ------------   ------------

Earnings from continuing operations ......          27.4           25.6          113.3         (146.9)          19.4
    Earnings (loss) from discontinued
      operations, net of tax .............            .4           (1.5)           9.5           --              8.4
                                            ------------   ------------   ------------   ------------   ------------

Net earnings .............................          27.8           24.1          122.8         (146.9)          27.8
    Cumulative convertible preferred
      stock dividend requirement .........         (15.0)          --             --             --            (15.0)
                                            ------------   ------------   ------------   ------------   ------------

Net earnings attributable to common stock   $       12.8   $       24.1   $      122.8   $     (146.9)  $       12.8
                                            ============   ============   ============   ============   ============

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                       March 31, 1997
                                          ------------------------------------------------------------------------
                                                                           Non-                         Viacom
                                             Viacom         Viacom       Guarantor                        Inc.
                                              Inc.       International   Affiliates    Elimination    Consolidated
                                          ------------   -------------  ------------   ------------   ------------
Assets
Current Assets:
      Cash and cash equivalents ........  $       34.1   $       76.3   $      142.8   $        7.8   $      261.0
      Receivables, net .................          --            242.6        1,775.0          (33.6)       1,984.0
      Inventory ........................          --            147.4        2,307.4           --          2,454.8
      Other current assets .............          --            103.8          721.7           79.5          905.0
      Net assets of discontinued
         operations ....................          47.5           47.0          182.0           --            276.5
                                          ------------   ------------   ------------   ------------   ------------
         Total current assets ..........          81.6          617.1        5,128.9           53.7        5,881.3

Property and equipment .................          --            477.0        3,562.0           --          4,039.0
      Less accumulated depreciation ....          --            106.3          766.9           --            873.2
                                          ------------   ------------   ------------   ------------   ------------
        Net property and equipment .....          --            370.7        2,795.1           --          3,165.8

Inventory ..............................          --            228.4        2,367.6           --          2,596.0
Intangibles, at amortized cost .........          --            544.3       14,242.6           --         14,786.9
Investments in consolidated subsidiaries       7,639.6       10,412.7          (48.0)     (18,004.3)          --
Other assets ...........................          76.7          285.4        2,439.7         (152.7)       2,649.1
                                          ------------   ------------   ------------   ------------   ------------
                                          $    7,797.9   $   12,458.6   $   26,925.9   $  (18,103.3)  $   29,079.1
                                          ============   ============   ============   ============   ============
Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable ..................  $       --     $       19.1   $      615.5   $      (15.6)  $      619.0
     Accrued compensation ..............          --             58.3          235.1          (12.9)         280.5
     Participants' share, residuals and
         royalties payable .............          --             --            837.5           --            837.5
     Current portion of long-term debt .          --              8.4           56.4           --             64.8
     Accrued expenses and other ........         157.2        1,259.7          984.7         (475.3)       1,926.3
                                          ------------   ------------   ------------   ------------   ------------
       Total current liabilities .......         157.2        1,345.5        2,729.2         (503.8)       3,728.1
                                          ------------   ------------   ------------   ------------   ------------

Long-term debt .........................       7,729.9        2,158.6          964.7         (100.0)      10,753.2
Other liabilities ......................     (13,267.5)      (4,277.9)      22,279.1       (2,686.3)       2,047.4

Shareholders' equity:
     Convertible Preferred Stock .......       1,200.0           --             --             --          1,200.0
     Common Stock ......................           3.6          231.5          770.0       (1,001.5)           3.6
     Additional paid-in capital ........      10,260.8        8,947.5        1,046.1       (9,993.6)      10,260.8
     Retained earnings .................       1,937.5        4,020.5         (812.5)      (3,818.1)       1,327.4
     Cumulative translation adjustment .          --             32.9          (50.7)          --            (17.8)
                                          ------------   ------------   ------------   ------------   ------------
                                              13,401.9       13,232.4          952.9      (14,813.2)      12,774.0
     Less treasury stock, at cost ......         223.6           --             --             --            223.6
                                          ------------   ------------   ------------   ------------   ------------
             Total shareholders' equity       13,178.3       13,232.4          952.9      (14,813.2)      12,550.4
                                          ------------   ------------   ------------   ------------   ------------
                                          $    7,797.9   $   12,458.6   $   26,925.9   $  (18,103.3)  $   29,079.1
                                          ============   ============   ============   ============   ============

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                     December 31, 1996
                                          ------------------------------------------------------------------------
                                                                           Non-                         Viacom
                                             Viacom         Viacom       Guarantor                        Inc.
                                              Inc.       International   Affiliates    Elimination    Consolidated
                                          ------------   -------------  ------------   ------------   ------------
Assets
Current Assets:
      Cash and cash equivalents ........  $       19.0   $       61.2   $      128.8   $       --     $      209.0
      Receivables, net .................          --            308.6        1,878.1          (33.6)       2,153.1
      Inventory ........................          --            135.5        2,206.9           --          2,342.4
      Other current assets .............          --            117.2          580.3           26.3          723.8
      Net assets of discontinued
         operations ....................          47.3           41.3          200.8           --            289.4
                                          ------------   ------------   ------------   ------------   ------------
         Total current assets ..........          66.3          663.8        4,994.9           (7.3)       5,717.7
                                          ------------   ------------   ------------   ------------   ------------

Property and equipment .................          --            458.1        3,431.6           --          3,889.7
      Less accumulated depreciation ....          --             96.6          637.3           --            733.9
                                          ------------   ------------   ------------   ------------   ------------
        Net property and equipment .....          --            361.5        2,794.3           --          3,155.8
                                          ------------   ------------   ------------   ------------   ------------

Inventory ..............................          --            233.8        2,385.6           --          2,619.4
Intangibles, at amortized cost .........          --            550.0       14,344.2           --         14,894.2
Investments in consolidated subsidiaries       7,536.8       10,773.2           --        (18,310.0)          --
Other assets ...........................          74.2          313.3        2,107.6          (48.2)       2,446.9
                                          ------------   ------------   ------------   ------------   ------------
                                          $    7,677.3   $   12,895.6   $   26,626.6   $  (18,365.5)  $   28,834.0
                                          ============   ============   ============   ============   ============

Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable ..................  $       --     $       40.3   $      785.1   $      (16.6)  $      808.8
     Accrued compensation ..............          --            118.8          308.4           (1.5)         425.7
     Participants share, residuals and
        royalties payable ..............          --             --            856.6           --            856.6
     Current portion of long-term debt .          --              7.3           55.3           --             62.6
     Accrued expenses and other ........         282.2        1,227.3        1,174.3         (568.8)       2,115.0
                                          ------------   ------------   ------------   ------------   ------------

       Total current liabilities .......         282.2        1,393.7        3,179.7         (586.9)       4,268.7
                                          ------------   ------------   ------------   ------------   ------------

Long-term debt .........................       6,844.0        2,159.0          952.7         (100.0)       9,855.7
Other liabilities ......................     (12,665.3)      (3,711.5)      21,178.3       (2,686.3)       2,115.2

Shareholders' equity:
     Convertible Preferred Stock .......       1,200.0           --             --             --          1,200.0
     Common Stock ......................           3.5          157.6          770.1         (927.6)           3.6
     Additional paid-in capital ........      10,226.9        8,944.0        1,056.7       (9,985.5)      10,242.1
     Retained earnings .................       2,009.6        3,917.5         (486.9)      (4,079.2)       1,361.0
     Cumulative translation adjustment .          --             35.3          (24.0)          --             11.3
                                          ------------   ------------   ------------   ------------   ------------
                                              13,440.0       13,054.4        1,315.9      (14,992.3)      12,818.0
     Less treasury stock, at cost ......         223.6           --             --             --            223.6
                                          ------------   ------------   ------------   ------------   ------------
             Total shareholders' equity       13,216.4       13,054.4        1,315.9      (14,992.3)      12,594.4
                                          ------------   ------------   ------------   ------------   ------------

                                          $    7,677.3   $   12,895.6   $   26,626.6   $  (18,365.5)  $   28,834.0
                                          ============   ============   ============   ============   ============

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                      Three Months Ended March 31, 1997
                                                 -----------------------------------------------------------------------
                                                                                  Non-                        Viacom
                                                    Viacom         Viacom       Guarantor                       Inc.
                                                     Inc.       International   Affiliates    Elimination   Consolidated
                                                 ------------   -------------  ------------   ------------  ------------
Net cash flow from operating activities .......  $      (67.2)  $      127.3   $     (560.7)  $        7.8  $     (492.8)
                                                 ------------   ------------   ------------   ------------  ------------

Investing Activities:
   Capital expenditures .......................          --             (6.7)        (123.2)          --          (129.9)
   Investment in United Paramount Network .....          --             --           (186.9)          --          (186.9)
   Acquisitions, net of cash acquired .........          --             --            (19.6)          --           (19.6)
   Investments in and advances to
      affiliated companies ....................          --             (8.2)          (5.5)          --           (13.7)
   Proceeds from sale of short-term investments          --             10.5           --             --            10.5
   Payments for purchase of short-term
      investments .............................          --            (11.0)          --             --           (11.0)
   Other, net .................................          --             --             12.6           --            12.6
                                                 ------------   ------------   ------------   ------------  ------------
Net cash flow from investing activities .......          --            (15.4)        (322.6)          --          (338.0)
                                                 ------------   ------------   ------------   ------------  ------------

Financing Activities:

   Short-term borrowings from banks, net ......         999.7         (118.2)          30.4           --           911.9
   Increase (decrease) in intercompany
     payables .................................        (912.2)          21.4          890.8           --            --
   Proceeds from exercise of stock options
     and warrants .............................          19.3           --             --             --            19.3
   Payment of capital lease obligations .......          --             --            (17.7)          --           (17.7)
   Payment of Preferred Stock dividends .......         (15.0)          --             --             --           (15.0)
   Other, net .................................          (9.5)          --             (6.2)          --           (15.7)
                                                 ------------   ------------   ------------   ------------  ------------
Net cash flow from financing activities .......          82.3          (96.8)         897.3           --           882.8
                                                 ------------   ------------   ------------   ------------  ------------
   Net increase in cash and cash equivalents ..          15.1           15.1           14.0            7.8          52.0
   Cash and cash equivalents at beginning
     of period ................................          19.0           61.2          128.8           --           209.0
                                                 ------------   ------------   ------------   ------------  ------------
Cash and cash equivalents at end of period ....  $       34.1   $       76.3   $      142.8   $        7.8  $      261.0
                                                 ============   ============   ============   ============  ============

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                       Three Months Ended March 31, 1996
                                                  -----------------------------------------------------------------------
                                                                                   Non-                        Viacom
                                                     Viacom         Viacom       Guarantor                       Inc.
                                                      Inc.       International   Affiliates    Elimination   Consolidated
                                                  ------------   -------------  ------------   ------------  ------------
Net cash flow from operating activities ........  $       (8.8)  $      (55.8)  $     (476.0)  $       --    $     (540.6)
                                                  ------------   ------------   ------------   ------------  ------------

Investing Activities:
    Capital expenditures .......................          --            (16.4)        (131.6)          --          (148.0)
    Acquisitions, net of cash acquired .........          --             --            (52.0)          --           (52.0)
    Investments in and advances to
      affiliated companies .....................          --            (28.4)         (19.2)          --           (47.6)
    Proceeds from sale of short-term investments          --             31.7           --             --            31.7
    Payments for purchase of short-term
      investments ..............................          --            (37.4)          --             --           (37.4)
    Other, net .................................          --             (9.1)          --             --            (9.1)
                                                  ------------   ------------   ------------   ------------  ------------
Net cash flow from investing activities ........          --            (59.6)        (202.8)          --          (262.4)
                                                  ------------   ------------   ------------   ------------  ------------

Financing Activities:
    Short-term borrowings from (repayments)
      to banks, net ............................         680.0           --             27.5           --           707.5
    Increase (decrease) in intercompany
      payables .................................        (709.5)          72.6          636.9           --            --
    Proceeds from exercise of stock options
      and warrants .............................          57.3           --             --             --            57.3
    Repayment of other notes ...................          --            (12.0)         (38.8)          --           (50.8)
    Payment of capital lease obligations .......          --             --            (11.6)          --           (11.6)
    Payment of Preferred Stock dividends .......         (15.0)          --             --             --           (15.0)
    Other, net .................................           2.3            (.4)            .4           --             2.3
                                                  ------------   ------------   ------------   ------------  ------------
Net cash flow from financing activities ........          15.1           60.2          614.4           --           689.7
                                                  ------------   ------------   ------------   ------------  ------------
    Net increase (decrease) in cash and
      cash equivalents .........................           6.3          (55.2)         (64.4)          --          (113.3)
    Cash and cash equivalents at beginning
      of period ................................          47.4          223.3          193.4           --           464.1
                                                  ------------   ------------   ------------   ------------  ------------
Cash and cash equivalents at end of period .....  $       53.7   $      168.1   $      129.0   $       --    $      350.8
                                                  ============   ============   ============   ============  ============

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Management's discussion and analysis of the combined results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes.

The following tables set forth revenues and operating income by business segment, for the three months ended March 31, 1997 and 1996. Results for each period presented exclude contributions from Viacom Radio Stations, with its expected sale to Evergreen Media Corporation to be completed during the summer of 1997; the interactive game operations to be disposed of by the end of 1997; and the Cable segment, which was split-off from the Company on July 31, 1996 (See Note 2 of Notes to Consolidated Financial Statements).

                                                Three months ended       Percent
                                                     March 31,            B/(W)
                                                -------------------      -------
                                                1997          1996
                                                ----          ----
                                                   (In millions)
     Revenues:
     Networks and Broadcasting ..........     $  576.8      $  518.0        11%
     Entertainment ......................      1,000.9         880.8        14
     Video and Music/Theme Parks ........        973.2         846.8        15
     Publishing .........................        398.7         389.0         2
     Eliminations .......................        (31.9)        (11.2)     (185)
                                              --------      --------
              Total .....................     $2,917.7      $2,623.4        11
                                              ========      ========

     Operating income (loss): (a)
     Networks and Broadcasting ..........     $  122.3      $  109.0        12%
     Entertainment ......................         94.9         144.1       (34)
     Video and Music/Theme Parks ........         55.0          96.8       (43)
     Publishing .........................        (57.8)        (46.6)      (24)
     Corporate ..........................        (40.6)        (47.6)       15
                                              --------      --------
              Total .....................     $  173.8      $  255.7       (32)
                                              ========      ========

(a) Operating income (loss) is defined as net earnings (loss) before discontinued operations, minority interest, equity in earnings (loss) of affiliated companies (net of tax), provision for income taxes, other items
      (net), and interest expense, net.

EBITDA

The following table sets forth EBITDA (defined as operating income (loss) before depreciation and amortization) for the three months ended March 31, 1997 and 1996. EBITDA does not reflect the effect of significant amounts of amortization of goodwill related to business combinations accounted for under the purchase method.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

                                                 Three months ended      Percent
                                                      March 31,           B/(W)
                                                 ------------------      -------
                                                 1997         1996
                                                 ----         ----
                                                    (In millions)
EBITDA:
Networks and Broadcasting ................      $160.0       $137.3         17%
Entertainment ............................       127.2        175.6        (28)
Video and Music/Theme Parks ..............       160.3        189.3        (15)
Publishing ...............................       (19.0)        (9.1)      (109)
Corporate ................................       (36.5)       (44.9)        19
                                                ------       ------
         Total ...........................      $392.0       $448.2        (13)
                                                ======       ======

RESULTS OF OPERATIONS

Revenues increased 11% to $2.9 billion for the first quarter of 1997 from $2.6 billion for the first quarter of 1996. Revenue increases were driven primarily by the Entertainment, Video and Music/Theme Parks, and Networks and Broadcasting segments, which reported increased worldwide theatrical and television programming revenues, continued expansion of Video stores and increased advertising revenues. EBITDA decreased 13% to $392.0 million for the first quarter of 1997 from $448.2 million for the first quarter of 1996. Operating income decreased 32% to $173.8 million for the first quarter of 1997 from $255.7 million for the first quarter of 1996. Operating results comparisons reflect $100 million of EBITDA in the first quarter of 1996 from programming licenses related to Paramount's agreement with KirchGroup, which more than offset $29 million of EBITDA in the first quarter of 1997 from programming licenses with Television Par Satellite. Operating results of the Video and Music/Theme Parks segment were adversely impacted by weaker video product and increased rental tape expense. The Networks and Broadcasting and Video and Music/Theme Parks segments contributed 70% and 32%, respectively, of consolidated operating income for 1997 versus 43% and 38%, respectively, for 1996.

Segment Results of Operations

Networks and Broadcasting (Basic Cable and Premium Subscription Television Program Services, and Television Stations)

                                             Three months ended      Percent
                                                  March 31,           B/(W)
                                             ------------------      -------
                                              1997        1996
                                              ----        ----
                                                (In millions)
      Revenues                               $576.8       $518.0       11%
      Operating Income                       $122.3       $109.0       12
      EBITDA                                 $160.0       $137.3       17

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

The Networks and Broadcasting segment is comprised of MTV Networks ("MTVN"), basic cable television program services; Showtime Networks Inc. ("SNI"), premium subscription television program services and television stations.

For the first quarter of 1997, MTVN revenues of $304.7 million, EBITDA of $114.5 million and operating income of $98.5 million increased 15%, 23% and 24%, respectively. The increase in MTVN's revenues principally reflects higher advertising and affiliate revenues at each of the domestic networks. Advertising revenues were driven by rate increases at Nickelodeon. MTVN's EBITDA and operating income gains were driven by the increased revenues partially offset by start-up costs of Nick at Nite's TV Land, Nick Latin America and M2, and higher programming expenses.

SNI's revenues increased 7%, while EBITDA and operating income decreased 10% and 59%, respectively. The revenue increase was principally due to an increase of approximately 1.3 million subscribers, reflecting the continued growth of direct broadcasting satellite subscribers. SNI served a total of 16.4 million subscribers at March 31, 1997. Operating results were impacted by higher programming, operating and selling expenses over the same prior year period. The increase in operating expenses reflects certain expenses associated with exiting Showtime Satellite Networks' retail operation.

The television stations revenues increased 6%, EBITDA increased 11% and operating income increased 17% primarily reflecting increased advertising revenues and the change in mix to television stations in larger markets during the prior year.

Entertainment (Motion Pictures and Television Programming, Movie Theaters and Music Publishing)

                                             Three months ended      Percent
                                                  March 31,           B/(W)
                                             ------------------      -------
                                              1997        1996
                                              ----        ----
                                                (In millions)
      Revenues                               $1,000.9     $880.8        14%
      Operating Income                       $   94.9     $144.1       (34)
      EBITDA                                 $  127.2     $175.6       (28)

The Entertainment segment is principally comprised of Paramount Pictures, Paramount Television and Spelling Entertainment Group Inc. ("Spelling"). For the first quarter of 1997, revenue contributions from Paramount Pictures' The First Wives Club in the foreign theatrical and home video market, and the worldwide theatrical performance of Private Parts and Star Trek: First Contact exceeded the domestic theatrical performance of Paramount Pictures' Sabrina, Black Sheep and Eye for an Eye in the first quarter of 1996. The quarter also benefited from $29 million of income attributable to Paramount's long-term licensing agreement with Television Par Satellite and affiliates as well as double digit increases in television programming revenues from both Paramount and Spelling. Paramount's Television programming revenues increased principally due to the addition of new first run shows such as Viper and Real TV, as well as higher license fees and increased volume of network production. Entertainment's 1996 operating results reflect approximately $100.0 million of EBITDA and operating income attributable to Paramount's Kirch Group licensing agreement. Spelling's revenues of $166.5 million increased 29% and EBITDA of $11.5 million increased 180%, principally reflecting higher per episode network

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

license fees for continuing series and increased hours of programming delivered to the networks including Sunset Beach.

Video and Music/Theme Parks (Home Video and Music Retailing/Theme Parks)

                                             Three months ended      Percent
                                                  March 31,           B/(W)
                                             ------------------      -------
                                              1997        1996
                                              ----        ----
                                                (In millions)
      Revenues                               $973.2       $846.8        15%
      Operating Income                       $ 55.0       $ 96.8       (43)
      EBITDA                                 $160.3       $189.3       (15)

The Video and Music/Theme Parks segment is comprised principally of Blockbuster Video and Music, and Paramount Parks. The revenue increase reflects the increased number of Company-owned video stores in operation in 1997 as compared to 1996, partially offset by a slight decrease in worldwide same-store sales. The decreases in EBITDA and operating income for the first quarter of 1997 reflect weaker video product and increased rental tape expense. International Video revenues, EBITDA and operating income increased 55%, 57% and 84%, respectively. Total Video revenues of $823.0 million increased 17%, while EBITDA of $187.3 million and operating income of $103.4 million decreased 13% and 27%, respectively. Blockbuster Video ended the first quarter with 5,688 stores, a net increase of 1,069 stores over the first quarter of 1996. Music stores recorded revenues of $143.1 million, EBITDA of $0.4 million and operating losses of $5.6 million for the three months ended March 31, 1997 and revenues of $132.9 million, operating losses before depreciation and amortization of $2.1 million and operating losses of $7.9 million for the three months ended March 31, 1996. The Theme Parks begin full time operations during the second and third quarters and therefore, record the majority of revenues, EBITDA and operating income during those periods. The Theme Parks recorded slight losses for the first quarter of 1997 and 1996.

Publishing (Education; Consumer; Business and Professional; Reference; and International Groups)

                                             Three months ended      Percent
                                                  March 31,           B/(W)
                                             ------------------      -------
                                              1997        1996
                                              ----        ----
                                                (In millions)
      Revenues                               $398.7       $389.0          2%
      Operating Income                       $(57.8)      $(46.6)       (24)
      EBITDA                                 $(19.0)      $ (9.1)      (109)

Publishing is comprised of Simon & Schuster which includes imprints such as Simon & Schuster, Pocket Books, Prentice Hall and Macmillan Computer Publishing. Publishing typically has seasonally stronger operating results in the second half of the year. The revenue increase primarily reflects strong international sales particularly in Asia and Latin America. Publishing's increases in losses from operations before depreciation and amortization and operating losses from the comparable period primarily reflects increased operating expenses to support anticipated sales growth in the Higher Education, Elementary and High School markets.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Other Income and Expense Information

Corporate expenses

Corporate expenses including depreciation and amortization expense decreased 15% to $40.6 million for the first quarter of 1997 from $47.6 million, principally reflecting the impact of executive severance expense recognized in the first quarter of 1996.

Interest expense, net

Net interest expense decreased 3% to $196.8 million for the first quarter of 1997 from $202.1 million for the first quarter of 1996. The Company had approximately $10.8 billion and $11.4 billion principal amount of debt outstanding (including current maturities) as of March 31, 1997, and March 31, 1996, respectively, at weighted average interest rates of 7.3% and 7.1%, respectively.

Provision for income taxes

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated annual effective tax rate of 61.5% for 1997 and 65.3% for 1996 were both adversely affected by amortization of intangibles in excess of amounts which are deductible for tax purposes.

Equity in (loss) earnings of affiliates

"Equity in (loss) earnings of affiliated companies, net of tax" was a loss of $15.2 million for the first quarter of 1997 as compared to earnings of $1.3 million for the first quarter of 1996, primarily reflecting the net operating losses for United Paramount Network ("UPN") and lower operating results for USA Networks, primarily due to increased investment in original programming, offset by improved operating results of Comedy Central. The Company acquired a 50% interest in UPN on January 15, 1997.

Minority interest

Minority interest primarily represents the minority ownership of Spelling common stock.

Discontinued operations

For the three months ended March 31, 1997, discontinued operations reflect the results of operations, net of tax, of the Viacom Radio Stations. For the three months ended March 31, 1996, discontinued operations reflect the results of operations, net of tax, of the Cable segment, the interactive game operations, including Virgin, and the Viacom Radio Stations. The sale of the Viacom Radio Stations is expected to result in a gain which will be recognized upon completion of the transaction. For the year ended December 31, 1996, the Company provided for an estimated loss on disposal of its interactive game operations for $159.3 million, which included estimated losses through the expected date of disposition of $58.0 million. The net operating losses of the interactive game businesses for the first quarter of 1997 were provided for in the estimated loss on disposal as of December 31, 1996. (See Note 2 of Notes to Consolidated Financial Statements).

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Restructuring Charge

In 1996, following a strategic analysis, Blockbuster adopted a plan to abandon certain Music stores, relocate its headquarters and eliminate third party distributors domestically. As a result of such plan, Blockbuster recognized during the fourth quarter of 1996 a restructuring charge of approximately $88.9 million principally reflecting costs associated with the closing of approximately 10% or 50 of its Music retail stores and costs associated with relocating Blockbuster's headquarters from Fort Lauderdale to Dallas. As a result of the Music store closings, Blockbuster recognized lease termination costs of $28.3 million and accrued shut-down and other costs of $14.6 million as part of the restructuring charge. Through March 31, 1997, the Company paid and charged approximately $3.0 million against these liabilities. The Company expects to substantially complete the activities related to the Music store closings by the end of 1998.

In the fourth quarter of 1996, Blockbuster recognized $25 million of estimated severance benefits payable to approximately 650 of its Fort Lauderdale headquarters employees who have chosen not to relocate. Blockbuster, through the restructuring charge, also recognized $21.0 million of other costs of exiting Fort Lauderdale and eliminating third party distributors. Through March 31, 1997, the Company paid and charged against the severance liability approximately $1.9 million.

The Blockbuster headquarters relocation to Dallas is expected to be completed in the second quarter of 1997. The Company expects to complete construction of the distribution center by the end of 1997.

Liquidity and Capital Resources

The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures, joint ventures, commitments and payments of principal, interest and dividends on its outstanding indebtedness and preferred stock) with internally generated funds and from various external sources, which may include the Company's existing credit agreements and amendments thereto, co-financing arrangements by the Company's various divisions, additional financings and the sale of non-strategic assets as opportunities may arise. On March 26, 1997 the Company amended and restated the Credit Agreements. (See Note 5 of Notes to Consolidated Financial Statements).

At March 31, 1997, the Company was in compliance with all debt covenants and had satisfied all financial ratios and tests under the credit agreements. The Company expects to be in compliance and satisfy all such covenants and ratios as may be applicable from time to time during 1997.

The Company's scheduled maturities of indebtedness through December 31, 2001, assuming full utilization of the Credit Agreements are $85.0 million (1997), $1.1 billion (1998), $1.2 billion (1999), $1.7 billion (2000) and $2.1 billion
(2001). As of March 31, 1997, the Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

The commitments of the Company for program license fees which are not reflected in the balance sheet as of March 31, 1997, estimated to aggregate approximately $1.9 billion, principally reflect commitments of approximately $1.7 billion under SNI's exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

Current assets increased to $5.9 billion as of March 31, 1997 from $5.7 billion as of December 31, 1996, primarily reflecting normal operating activity. The allowance for doubtful accounts as a percentage of receivables was 5% as of March 31, 1997 and December 31, 1996. The change in property and equipment principally reflects capital expenditures of $129.9 million related to capital additions for new and existing video stores and additional construction and equipment upgrades for theme parks offset by depreciation expense of $112.2 million. Current liabilities decreased approximately 13% to $3.7 billion as of March 31, 1997 from $4.3 billion as of December 31, 1996, reflecting the payment of accrued expenses and other normal reductions in accounts payable. Long-term debt, including current maturities, increased 9% to $10.8 billion as of March 31, 1997 from $9.9 billion as of December 31, 1996 primarily reflecting the continued investment in and seasonality of the Company's businesses.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

The Company expects to record the majority of its operating cash flows during the second half of the year due to the seasonality of the educational publishing business, the typical timing of major motion picture releases, the summer operation of its theme parks, the positive effect of the holiday season on advertising revenues and video store revenues, and the impact of the beginning of the broadcast television season on television production. Net cash flow from operating activities was negative $492.8 million for the three months ended March 31, 1997, versus negative $540.6 million for the three months ended March 31, 1996. Operating cash flows in both years reflect the payment for a seasonally high level of Blockbuster videocassette purchases made in the prior quarters. Net cash expenditures for investing activities of $338.0 million for the three months ended March 31, 1997, principally reflect capital expenditures and the Company's purchase of a 50% interest in UPN. Net cash flows from investing activities of $262.4 million for the three months ended March 31, 1996, principally reflect capital expenditures, investments in international equity ventures and other acquisitions. Financing activities principally reflect borrowings and repayments of debt under the credit agreements during each period presented.

On April 18, 1997, the Company announced its intention to acquire additional shares of Spelling's outstanding common stock and increase its ownership to approximately 80%. The purchase of additional shares is intended to permit the consolidation of Spelling's results for tax purposes and the Company has no plans to increase its ownership beyond approximately 80%.

Capital Structure

The following table sets forth the Company's long-term debt, net of current portion as of March 31, 1997 and December 31, 1996:

                                          March 31, 1997    December 31, 1996
                                          --------------    -----------------
                                                     (In millions)
Notes payable to banks..................   $    6,165.0       $     5,253.0
Senior debt.............................        2,485.0             2,484.4
Senior subordinated debt................          642.0               641.0
Subordinated debt.......................          963.0               960.0
Obligations under capital leases........          554.4               571.2
Other notes.............................            8.6                 8.7
                                           ------------       -------------
                                               10,818.0             9,918.3
Less current portion....................           64.8                62.6
                                           ------------       -------------
                                           $   10,753.2       $     9,855.7
                                           ============       =============

The notes and debentures are presented net of an aggregate unamortized discount of $162.1 million as of March 31, 1997 and $166.3 million as of December 31, 1996.

On March 26, 1997, the Company amended and restated the Credit Agreements. (See
Note 5 of Notes to Consolidated Financial Statements).

On May 9, 1997, a subsidiary of the Company amended the 364-day film financing credit agreement, guaranteed by Viacom International Inc. and the Company, which extended the expiration date for one year, reduced pricing and decreased the amount to $470 million.

Debt, including the current portion, as a percentage of total capitalization of the Company was 46% at March 31, 1997 and 44% at December 31, 1996.

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

                          PART II - - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits.

         10.1 Amendment No. 1, dated as of May 9, 1997, to the Film Finance Credit Agreement, dated as of May 10, 1996, among Viacom Film Funding Company Inc., as Borrower; Viacom Inc. and Viacom International Inc., as Guarantors; the Bank parties thereto; The Bank of New York, as a Managing Agent and as the Documentation Agent; Citibank, N.A., as a Managing Agent and as the Administrative Agent; Morgan Guaranty Trusty Company of New York, as a Managing Agent; JP Morgan Securities Inc., as the Syndication Agent; Bank of America NT&SA, as a Managing Agent, and the Agents named therein.

         11       Statement re Computation of Net Earnings Per Share

         27       Financial Data Schedule.

(b)    Reports on Form 8-K for Viacom Inc.

       Current Report on Form 8-K of Viacom Inc. filed on February 18, 1997 relating to the announcement of an agreement to sell Viacom Inc.'s ten radio stations to Evergreen Media Corporation of Los Angeles for $1.075 billion in cash, pursuant to a stock purchase agreement dated February 16, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      VIACOM INC.
                                           -----------------------------------
                                                     (Registrant)


Date    May 15, 1997                       /s/ Sumner M. Redstone
     ----------------------                -----------------------------------
                                           Sumner M. Redstone
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer


Date    May 15, 1997                       /s/ George S. Smith, Jr.
     ----------------------                -----------------------------------
                                           George S. Smith, Jr.
                                           Senior Vice President,
                                           Chief Financial Officer

                                  Exhibit Index

10.1 Amendment No. 1, dated as of May 9, 1997, to the Film Finance Credit Agreement, dated as of May 10, 1996, among Viacom Film Funding Company Inc., as Borrower; Viacom Inc. and Viacom International Inc., as Guarantors; the Bank parties thereto; The Bank of New York, as a Managing Agent and as the Documentation Agent; Citibank, N.A., as a Managing Agent and as the Administrative Agent; Morgan Guaranty Trusty Company of New York, as a Managing Agent; JP Morgan Securities Inc., as the Syndication Agent; Bank of America NT&SA, as a Managing Agent, and the Agents named therein.

11       Statement re Computation of Net Earnings Per Share

27       Financial Data Schedule