Form 10-Q
period 1997-06-30
VIACOM INC
filed 1997-08-14
CIK 813828

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549

                                      FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended JUNE 30, 1997
                                                -------------

                            Commission file number 1-9553
                                                ------
                                     VIACOM INC.
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


              DELAWARE                            04-2949533
---------------------------------------------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)              identification No.)

    1515 BROADWAY, NEW YORK, NEW YORK                      10036
---------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code    (212) 258-6000
                                                  -------------------------

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

Number of shares of Common Stock Outstanding at July 31, 1997:

    Class A Common Stock, par value $.01 per share - 69,507,644

    Class B Common Stock, par value $.01 per share - 283,390,393

                                PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; all amounts, except per share amounts, are in millions)


                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                           ------------------------
                                                                             1997            1996
                                                                             ----            ----
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $3,030.9        $2,785.0

Expenses:
    Operating . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,249.3         1,742.2
    Selling, general and administrative . . . . . . . . . . . . . . .         654.9           570.5
    Depreciation and amortization . . . . . . . . . . . . . . . . . .         263.5           197.4
                                                                           --------        --------
    Total expenses. . . . . . . . . . . . . . . . . . . . . . . . . .       3,167.7         2,510.1
                                                                           --------        --------

Operating income (loss) . . . . . . . . . . . . . . . . . . . . . . .        (136.8)          274.9

Other income (expense):
    Interest expense, net . . . . . . . . . . . . . . . . . . . . . .        (205.0)         (206.4)
    Other items, net. . . . . . . . . . . . . . . . . . . . . . . . .          64.7             1.5
                                                                           --------        --------
Earnings (loss) from continuing operations before income taxes  . . .        (277.1)           70.0

    Benefit (provision) for income taxes. . . . . . . . . . . . . . .          99.8           (41.9)
    Equity in loss of affiliated companies, net of tax. . . . . . . .         (39.4)           (4.9)
    Minority interest . . . . . . . . . . . . . . . . . . . . . . . .            --             2.3
                                                                           --------        --------
Earnings (loss) from continuing operations. . . . . . . . . . . . . .        (216.7)           25.5
Discontinued operations (Note 2):
    Earnings, net of tax of $6.7 (1997) and $0.2 (1996) . . . . . . .           8.8            15.6
    Gain on disposal. . . . . . . . . . . . . . . . . . . . . . . . .          12.9              --
                                                                           --------        --------
Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . .        (195.0)           41.1
    Cumulative convertible preferred stock dividend requirement . . .         (15.0)          (15.0)
                                                                           --------        --------
Net earnings (loss) attributable to common stock  . . . . . . . . . .      $ (210.0)       $   26.1
                                                                           --------        --------
                                                                           --------        --------
Weighted average number of common shares and common share
    equivalents:
    Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         352.7           376.0
    Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . .         352.7           376.0

Primary and fully diluted net earnings (loss) per common share:
    Earnings (loss) from continuing operations. . . . . . . . . . . .      $    (.66)      $    .03
    Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . .      $    (.60)      $    .07


                           See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; all amounts, except per share amounts, are in millions)


                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                           ------------------------
                                                                             1997            1996
                                                                             ----            ----
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $5,948.6        $5,408.4

Expenses:
    Operating . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,217.0         3,384.3
    Selling, general and administrative . . . . . . . . . . . . . . .       1,212.9         1,103.6
    Depreciation and amortization . . . . . . . . . . . . . . . . . .         481.7           389.9
                                                                           --------        --------
    Total expenses. . . . . . . . . . . . . . . . . . . . . . . . . .       5,911.6         4,877.8
                                                                           --------        --------

Operating income. . . . . . . . . . . . . . . . . . . . . . . . . . .          37.0           530.6

Other income (expense):
    Interest expense, net . . . . . . . . . . . . . . . . . . . . . .        (401.8)         (408.5)
    Other items, net. . . . . . . . . . . . . . . . . . . . . . . . .          65.0             1.0
                                                                           --------        --------
Earnings (loss) from continuing operations before income taxes. . . .        (299.8)          123.1

    Benefit (provision) for income taxes. . . . . . . . . . . . . . .         113.8           (76.5)
    Equity in loss of affiliated companies, net of tax. . . . . . . .         (54.6)           (3.6)
    Minority interest . . . . . . . . . . . . . . . . . . . . . . . .            .1             1.9
                                                                           --------        --------
Earnings (loss) from continuing operations. . . . . . . . . . . . . .        (240.5)           44.9
Discontinued operations (Note 2):
    Earnings, net of tax of $10.6 (1997) and $7.7 (1996). . . . . . .          13.9            24.0
    Gain on disposal. . . . . . . . . . . . . . . . . . . . . . . . .          12.9              --
                                                                           --------        --------
Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . .        (213.7)           68.9
    Cumulative convertible preferred stock dividend requirement . . .         (30.0)          (30.0)
                                                                           --------        --------
Net earnings (loss) attributable to common stock. . . . . . . . . . .      $ (243.7)          $38.9
                                                                           --------        --------
                                                                           --------        --------

Weighted average number of common shares and common
    share equivalents:
    Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         352.6           375.4
    Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . .         352.6           375.5

Primary and fully diluted net earnings (loss) per common share:
    Earnings (loss) from continuing operations. . . . . . . . . . . .      $   (.77)       $    .04
    Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . .      $   (.69)       $    .10


                     See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; all amounts, except per share amounts, are in millions)


                                                                              JUNE 30,   DECEMBER 31,
                                                                               1997          1996
                                                                            ----------  --------------
                                               ASSETS
Current Assets:
     Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .       $   201.6      $   209.0
     Receivables, less allowances of $113.8 (1997) and $101.3 (1996).         2,063.5        2,153.1
     Inventory (Note 4) . . . . . . . . . . . . . . . . . . . . . . .         2,358.5        2,342.4
     Other current assets . . . . . . . . . . . . . . . . . . . . . .         1,072.6          723.8
     Net assets of discontinued operations (Note 2) . . . . . . . . .           299.7          289.4
                                                                            ---------      ---------
        Total current assets. . . . . . . . . . . . . . . . . . . . .         5,995.9        5,717.7
                                                                            ---------      ---------

Property and equipment, at cost . . . . . . . . . . . . . . . . . . .         4,151.0        3,889.7
     Less accumulated depreciation. . . . . . . . . . . . . . . . . .           951.2          733.9
                                                                            ---------      ---------
        Net property and equipment. . . . . . . . . . . . . . . . . .         3,199.8        3,155.8
                                                                            ---------      ---------

Inventory (Note 4). . . . . . . . . . . . . . . . . . . . . . . . . .         2,595.5        2,619.4
Intangibles, at amortized cost. . . . . . . . . . . . . . . . . . . .        14,734.7       14,894.2
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,671.3        2,446.9
                                                                            ---------      ---------
                                                                            $29,197.2      $28,834.0
                                                                            ---------      ---------
                                                                            ---------      ---------

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .       $   600.3      $   808.8
     Accrued compensation . . . . . . . . . . . . . . . . . . . . . .           313.4          425.7
     Participants' share, residuals and royalties payable . . . . . .           854.5          856.6
     Current portion of long-term debt. . . . . . . . . . . . . . . .            62.9           62.6
     Other current liabilities. . . . . . . . . . . . . . . . . . . .         2,057.8        2,115.0
                                                                            ---------      ---------
        Total current liabilities . . . . . . . . . . . . . . . . . .         3,888.9        4,268.7
                                                                            ---------      ---------

Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,820.1        9,855.7
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .         2,136.9        2,115.2
Commitments and contingencies (Note 6)

Shareholders' Equity:
     Preferred Stock, par value $.01 per share; 200.0 shares
        authorized; 24.0 shares issued and outstanding. . . . . . . .         1,200.0        1,200.0
     Class A Common Stock, par value $.01 per share;
        200.0 shares authorized; 69.5 (1997) and 69.4 (1996)
        shares issued and outstanding . . . . . . . . . . . . . . . .             0.7            0.7
     Class B Common Stock, par value $.01 per share;
        1,000.0 shares authorized; 283.4 (1997) and 282.6 (1996)
        shares issued and outstanding . . . . . . . . . . . . . . . .             2.9            2.9
     Additional paid-in capital . . . . . . . . . . . . . . . . . . .        10,269.8       10,242.1
     Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .         1,117.3        1,361.0
     Net unrealized gain on investments available for sale. . . . . .            10.8             --
     Cumulative translation adjustment. . . . . . . . . . . . . . . .           (20.7)          11.3
                                                                            ---------      ---------
                                                                             12,580.8       12,818.0
     Less treasury stock, at cost; 6.5 shares (1997) and 6.3
        shares (1996) . . . . . . . . . . . . . . . . . . . . . . . .           229.5          223.6
                                                                            ---------      ---------
        Total shareholders' equity. . . . . . . . . . . . . . . . . .        12,351.3       12,594.4
                                                                            ---------      ---------
                                                                            $29,197.2      $28,834.0
                                                                            ---------      ---------
                                                                            ---------      ---------


                     See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; all amounts are in millions)


                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                            -------------------------
                                                                                               1997           1996
                                                                                               ----           ----
OPERATING ACTIVITIES:
Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ (213.7)       $  68.9
Adjustments to reconcile net earnings to net cash flow from operating activities:
 Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .             481.7          401.7
 Distribution from affiliated companies  . . . . . . . . . . . . . . . . . . . . .              31.3           34.5
 Gain on television stations swap  . . . . . . . . . . . . . . . . . . . . . . . .            (102.1)            --
 Equity in loss (earnings) of affiliated companies . . . . . . . . . . . . . . . .              54.6           (5.4)
 CHANGE IN OPERATING ASSETS AND LIABILITIES:
     Decrease (increase) in receivables   . . . . . . . . . . . . . . . . . . . . .             86.6          (99.7)
     Increase  in inventory and related programming liabilities, net  . . . . . . .           (101.4)        (265.3)
     Increase in pre-publication costs, net . . . . . . . . . . . . . . . . . . . .            (30.2)         (35.5)
     Increase in prepaid expenses and other current assets  . . . . . . . . . . . .           (347.0)        (122.8)
     Decrease (increase) in unbilled receivables  . . . . . . . . . . . . . . . . .             26.4          (56.8)
     Decrease in accounts payable and accrued expenses  . . . . . . . . . . . . . .           (245.4)        (483.3)
     Decrease in deferred income  . . . . . . . . . . . . . . . . . . . . . . . . .            (94.7)         (24.3)
     Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             71.7           12.7
                                                                                            --------        -------
NET CASH FLOW FROM OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . .           (382.2)        (575.3)
                                                                                            --------        -------

INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (296.6)        (305.8)
  Investment in United Paramount Network  . . . . . . . . . . . . . . . . . . . . .           (186.9)            --
  Acquisitions, net of cash acquired  . . . . . . . . . . . . . . . . . . . . . . .            (66.6)        (116.5)
  Investments in and advances to affiliated companies . . . . . . . . . . . . . . .            (30.6)         (39.6)
  Proceeds from sales of short-term investments . . . . . . . . . . . . . . . . . .             50.3           70.3
  Purchases of short-term investments . . . . . . . . . . . . . . . . . . . . . . .            (39.4)         (76.1)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             14.8            3.4
                                                                                            --------        -------
NET CASH FLOW FROM INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . .           (555.0)        (464.3)
                                                                                            --------        -------
FINANCING ACTIVITIES:
  Short-term borrowings from banks, net . . . . . . . . . . . . . . . . . . . . . .          1,015.6          886.0
  Payment of capital lease obligations. . . . . . . . . . . . . . . . . . . . . . .            (66.1)         (22.6)
  Proceeds from exercise of stock options and warrants. . . . . . . . . . . . . . .             27.8           68.8
  Repayments of other notes . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --          (50.9)
  Payments of Preferred Stock dividends . . . . . . . . . . . . . . . . . . . . . .            (30.0)         (30.0)
  Other, net . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . .            (17.5)          (1.1)
                                                                                            --------        -------
NET CASH FLOW FROM FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . .            929.8          850.2
                                                                                            --------        -------
  Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .             (7.4)        (189.4)
  Cash and cash equivalents at beginning of the period  . . . . . . . . . . . . . .            209.0          464.1
                                                                                            --------        -------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . .         $  201.6        $ 274.7
                                                                                            --------        -------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash payments for interest, net of amounts capitalized  . . . . . . . . . . . . .         $  424.0        $ 397.3
  Cash payments for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .             42.0           65.8

NON CASH INVESTING AND FINANCING ACTIVITIES:
  Property and equipment acquired under capitalized leases  . . . . . . . . . . . .              8.6           55.7


                                 See notes to consolidated financial statements.

                             VIACOM INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


1) BASIS OF PRESENTATION

Viacom Inc. (the "Company") is a diversified entertainment and publishing company with operations in four segments: (i) Networks and Broadcasting, (ii) Entertainment, (iii) Video and Music/Theme Parks, and (iv) Publishing. In accordance with Accounting Principles Board Opinion ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Company has presented the following lines of businesses as discontinued operations: Viacom Radio Stations, which the Company sold to Evergreen Media Corporation for $1.075 billion in cash on July 2, 1997; its interactive game operations including Virgin Interactive Entertainment Limited ("Virgin"), a unit of Spelling Entertainment Group Inc. ("Spelling"), for which the Company has adopted a plan of disposal; and Viacom Cable, which was split-off from the Company on July 31, 1996. (See Note 2).

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company's most recent annual report on Form 10-K. The Statements of Operations for the second quarter and six months ended June 30, 1996 have been reclassified to conform with the current year discontinued operations presentation.

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

                             VIACOM INC. AND SUBSIDIARIES

               (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


2) DISPOSITIONS

On February 19, 1997, the Board of Directors of Spelling, a majority owned subsidiary of the Company, approved a formal plan to sell Virgin through a public offering. On the same date, the Company adopted a plan to dispose of its interactive game businesses, including Viacom New Media which is operated by Virgin under a services agreement entered into during September 1996. The disposition is expected to be completed by the end of 1997. Accordingly, such interactive game operations have been accounted for as discontinued operations and for the year ended December 31, 1996, the Company recorded a loss on the disposal of $159.3 million, which included estimated losses through the expected date of disposition of $58.0 million. For the second quarter and six months ended June 30, 1997, revenues of the interactive game businesses were $41.6 million and $88.2 million, respectively, and operating losses were $14.5 million and $27.1 million, respectively. The losses were provided for in the estimated loss on disposal as of December 31, 1996.

On February 16, 1997, the Company entered into an agreement to sell the Viacom Radio Stations to Evergreen Media Corporation for $1.075 billion in cash. As a result of the sale which was completed July 2, 1997, the Company will record a gain on discontinued operations of approximately $780 million, or approximately $400 million net of tax, in the third quarter of 1997.

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

The gain on disposal of $12.9 million for the three and six months ended June 30, 1997 represents the reversal of Cable split-off reserves that were no longer required.


RESULTS OF DISCONTINUED OPERATIONS:


                                             INTERACTIVE    RADIO     CABLE     TOTAL
                                             -----------    -----     -----     -----
FOR THE THREE MONTHS ENDED JUNE 30, 1997

Revenues. . . . . . . . . . . . . . . .         $  --       $32.0    $   --    $ 32.0
Earnings from operations before
income taxes. . . . . . . . . . . . . .            --        15.5        --      15.5
Benefit (provision) for income taxes. .            --        (6.7)       --      (6.7)
Net earnings. . . . . . . . . . . . . .            --         8.8        --       8.8

FOR THE THREE MONTHS ENDED JUNE 30, 1996
Revenues. . . . . . . . . . . . . . . .         $31.4       $30.6    $120.1    $182.1
Earnings (loss) from operations before
  income taxes. . . . . . . . . . . . .         (22.6)        9.6      26.6      13.6
Benefit (provision) for income taxes. .          14.6        (6.2)     (8.6)     (0.2)
Net earnings (loss) . . . . . . . . . .          (5.6)        3.4      17.8      15.6


                             VIACOM INC. AND SUBSIDIARIES

               (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                             INTERACTIVE   RADIO      CABLE    TOTAL
                                             -----------   -----      -----    -----
FOR THE SIX MONTHS ENDED JUNE 30, 1997

Revenues . . . . . . . . . . . . . . . . . .   $   --      $ 57.1    $   --    $ 57.1
Earnings from operations before
  income taxes . . . . . . . . . . . . . . .       --        24.5        --      24.5
Benefit (provision) for income taxes . . . .       --       (10.6)       --     (10.6)
Net earnings   . . . . . . . . . . . . . . .       --        13.9        --      13.9

FOR THE SIX MONTHS ENDED JUNE 30, 1996
Revenues . . . . . . . . . . . . . . . . . .   $ 70.5      $ 54.8    $236.9    $362.2
Earnings (loss) from operations before
  income taxes . . . . . . . . . . . . . . .    (36.3)       14.3      50.5      28.5
Benefit (provision) for income taxes . . . .     22.8        (9.0)    (21.5)     (7.7)
Net earnings (loss)  . . . . . . . . . . . .     (9.6)        5.3      28.3      24.0


FINANCIAL POSITION (1):                    AT JUNE 30, 1997    AT DECEMBER 31, 1996
                                           ----------------    --------------------
Current assets . . . . . . . . . . . . . . .   $ 108.7               $ 217.8
Net property and equipment . . . . . . . . .      29.1                  30.6
Other assets   . . . . . . . . . . . . . . .     440.8                 526.3
Total liabilities  . . . . . . . . . . . . .    (278.9)               (485.3)
Net assets of discontinued operations  . . .   $ 299.7               $ 289.4


(1) Financial position data reflects Radio and Interactive at June 30, 1997 and at December 31, 1996.

3) BLOCKBUSTER CHARGES

In the second quarter of 1997, Blockbuster recorded a pre-tax charge of $322.8 million (the "Blockbuster charge"). The Blockbuster charge consists of operating expenses of approximately $247.5 million, associated with the reduction in the carrying value of excess inventory and the reorganizing and closing of underperforming Blockbuster stores in certain international markets as well as depreciation expense attributable to the write-off of fixed assets of $45.9 million and write-offs attributable to international joint ventures accounted for under the equity method of $29.4 million.

In 1996, Blockbuster adopted a plan to abandon certain Music retail stores, relocate its headquarters and eliminate third party distributors domestically. As a result of such plan, Blockbuster recognized during the fourth quarter of 1996 a restructuring charge of approximately $88.9 million principally reflecting costs associated with the closing of approximately 10% or 50 of its Music retail stores and costs associated with relocating Blockbuster's headquarters from Fort Lauderdale to Dallas. As a result of the Music store closings, Blockbuster recognized lease termination costs of $28.3 million and accrued shut-down and other costs of $14.6 million as part of the restructuring charge. Through June 30, 1997, the Company paid and charged approximately $18.7 million against these liabilities. The Company expects to substantially complete the activities related to the Music store closings by the end of 1998.

                             VIACOM INC. AND SUBSIDIARIES

               (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


In the fourth quarter of 1996, Blockbuster recognized $25 million of estimated severance benefits payable to approximately 650 of its Fort Lauderdale headquarters employees who have chosen not to relocate. Blockbuster, through the restructuring charge, also recognized $21.0 million of other costs of exiting Fort Lauderdale and eliminating third party distributors. The Company expects to complete construction of the distribution center by the end of 1997. Through June 30, 1997, the Company paid and charged against the severance liability and other exit costs approximately $7.3 million. The Blockbuster relocation to Dallas was completed during the second quarter of 1997.

4) INVENTORIES

                                              JUNE 30, 1997   DECEMBER 31, 1996
                                              -------------   -----------------

Prerecorded music and videocassettes. . .        $  539.7            $  564.2
Videocassette rental inventory. . . . . .           695.8               668.2
Publishing:
     Finished goods . . . . . . . . . . .           347.7               298.4
     Work in process. . . . . . . . . . .            32.7                33.9
     Material and supplies. . . . . . . .            12.7                14.5
Other . . . . . . . . . . . . . . . . . .            20.8                12.3
                                                 --------            --------
                                                  1,649.4             1,591.5
                                                 --------            --------
     Less current portion . . . . . . . .           953.6               923.3
                                                 --------            --------
                                                   $695.8              $668.2
                                                 --------            --------
                                                 --------            --------
Theatrical and television inventory:
     Theatrical and television productions:
          Released. . . . . . . . . . . .        $1,765.0            $1,811.3
          Completed, not released . . . .            10.8                32.6
          In process and other. . . . . .           384.8               352.6
     Program rights . . . . . . . . . . .         1,144.0             1,173.8
                                                 --------            --------
                                                  3,304.6             3,370.3
     Less current portion . . . . . . . .         1,404.9             1,419.1
                                                 --------            --------
                                                 $1,899.7            $1,951.2
                                                 --------            --------

Total non-current inventory . . . . . . .        $2,595.5            $2,619.4
                                                 --------            --------
                                                 --------            --------


5) LONG-TERM DEBT

Effective March 26, 1997, the Company and Viacom International, Inc. entered into amended and restated Credit Agreements of $6.4 billion (the "Viacom Credit Agreement") and $100 million (the "Viacom International Credit Agreement", together with the Viacom Credit Agreement, collectively the "Credit Agreements").

                             VIACOM INC. AND SUBSIDIARIES

               (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


On May 9, 1997, a subsidiary of the Company amended the 364-day film financing credit agreement, guaranteed by Viacom International Inc. and the Company, which extended the expiration date for one year, reduced pricing and decreased the available credit by $30 million to $470 million.

Effective June 30, 1997, certain financial covenants in the Credit Agreements and the film financing credit agreement were amended to provide the Company with increased financial flexibility.

As of June 30, 1997, the Company's scheduled maturities of indebtedness through December 31, 2001, assuming full utilization of the Credit Agreements are $54.5 million (1997), $1.1 billion (1998), $1.2 billion (1999), $1.7 billion (2000)
and $2.1 billion (2001). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.


6) COMMITMENTS AND CONTINGENCIES

The commitments of the Company for program license fees which are not reflected in the balance sheet as of June 30, 1997, estimated to aggregate approximately $2.1 billion, principally reflect commitments of approximately $1.9 billion under Showtime Networks Inc.'s ("SNI's") exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

7) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated annual effective tax rate of 70.9% for 1997 and 62.2% for 1996, were both adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes.

Due to the unusual and non-recurring nature of the Blockbuster charge, the full income tax effect is reflected in the second quarter 1997 tax provision and is excluded from the estimated annual effective tax rate.

                             VIACOM INC. AND SUBSIDIARIES

               (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


8) TREASURY STOCK

On September 5, 1996, the Company, together with NAI, initiated a joint purchase program for each to acquire up to $250 million, or $500 million in total, of the Company's Class A Common Stock, Class B Common Stock, and, as to the Company, Viacom Warrants. As of June 30, 1997, the Company repurchased 659,700 shares of Class A Common Stock, 5,816,300 shares of Class B Common Stock and 6,824,590 Viacom Five-Year Warrants, expiring on July 7, 1999, for approximately $250.0 million in the aggregate. The cost of the acquired treasury stock has been reflected separately as a reduction to shareholders' equity. The cost of the acquired warrants has been reflected as a reduction to additional paid-in-capital. As of June 30, 1997, NAI has separately acquired 1,282,200 shares of Class A Common Stock and 5,602,000 shares of Class B Common Stock pursuant to the joint purchase program for approximately $249.6 million, raising its ownership to approximately 67% of Class A Common Stock and approximately 28% of Class A and Class B Common Stock on a combined basis.

At June 30, 1997 and December 31, 1996, respectively, there were 30,585,256 and 30,576,562 outstanding Viacom Three-Year Warrants, which expired July 7, 1997, and there were 11,520,333 and 12,889,316 outstanding Viacom Five-Year Warrants, expiring July 7, 1999. The decrease in the outstanding Viacom Five-Year Warrants is attributable to the stock repurchase program.

9) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Viacom International is a wholly owned subsidiary of the Company. The Company has fully and unconditionally guaranteed Viacom International debt securities. The Company has determined that separate financial statements and other disclosures concerning Viacom International are not material to investors. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of Viacom Inc., Viacom International (in each case carrying investments in Non-Guarantor Affiliates under the equity method), the direct and indirect Non-Guarantor Affiliates of the Company, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

                             VIACOM INC. AND SUBSIDIARIES

               (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                            THREE MONTHS ENDED JUNE 30, 1997
                                                -------------------------------------------------------------
                                                                         NON-                        THE
                                                VIACOM      VIACOM     GUARANTOR                   COMPANY
                                                 INC.    INTERNATIONAL AFFILIATES   ELIMINATIONS CONSOLIDATED
                                                 ----    ------------- ----------   ------------ ------------
Revenues. . . . . . . . . . . . . . . . .       $   8.3     $ 311.3     $2,717.6       $ (6.3)     $3,030.9

Expenses:
   Operating. . . . . . . . . . . . . . .           6.0       108.1      2,141.5         (6.3)      2,249.3
   Selling, general and administrative.              .3       119.4        535.2           --         654.9
   Depreciation and amortization. . . . .            .6        16.4        246.5           --         263.5
                                                -------     -------     --------       ------      --------
        Total expenses. . . . . . . . . .           6.9       243.9      2,923.2         (6.3)      3,167.7
                                                -------     -------     --------       ------      --------

Operating income (loss) . . . . . . . . .           1.4        67.4       (205.6)          --        (136.8)

Other income (expense):
   Interest expense, net  . . . . . . . .        (171.9)      (15.2)       (17.9)          --        (205.0)
   Other items, net . . . . . . . . . . .            --        (1.0)        65.7           --          64.7
                                                -------     -------     --------       ------      --------
Earnings (loss) from continuing operations
   before income taxes. . . . . . . . . .        (170.5)       51.2       (157.8)          --        (277.1)
   Benefit (provision) for income taxes .          78.0       (21.6)        43.4           --          99.8
   Equity in earnings (loss) of affiliated
     companies, net of tax. . . . . . . .        (102.5)     (146.1)       (21.7)       230.9         (39.4)
   Minority interest. . . . . . . . . . .            --         (.7)          .7           --            --
                                                -------     -------     --------       ------      --------
Earnings (loss) from continuing
   operations . . . . . . . . . . . . . .        (195.0)     (117.2)      (135.4)       230.9        (216.7)
Discontinued operations:
   Earnings, net of tax . . . . . . . . .            --         1.6          7.2           --           8.8
   Gain on disposal . . . . . . . . . . .            --        12.9           --           --          12.9
                                                -------     -------     --------       ------      --------
Net earnings (loss) . . . . . . . . . . .        (195.0)     (102.7)      (128.2)       230.9        (195.0)
   Cumulative convertible preferred
     stock dividend requirement . . . . .         (15.0)         --           --           --         (15.0)
                                                -------     -------     --------       ------      --------
Net earnings (loss) attributable to
   common stock . . . . . . . . . . . . .       $(210.0)    $(102.7)    $ (128.2)      $230.9      $ (210.0)
                                                -------     -------     --------       ------      --------
                                                -------     -------     --------       ------      --------


                             VIACOM INC. AND SUBSIDIARIES

               (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                     SIX MONTHS ENDED JUNE 30, 1997
                                                 ---------------------------------------------------------------------------
                                                                               NON-                                THE
                                                VIACOM        VIACOM         GUARANTOR                           COMPANY
                                                 INC.      INTERNATIONAL     AFFILIATES     ELIMINATIONS       CONSOLIDATED
                                                 ---       -------------     ---------      ------------       ------------
Revenues ....................................   $   8.3       $  602.5        $5,349.1         $(11.3)           $5,948.6

Expenses:
  Operating ................................        6.0          207.8         4,014.5          (11.3)            4,217.0
  Selling, general and administrative ......         .5          227.3           985.1             --             1,212.9
  Depreciation and amortization.............         .6           31.9           449.2             --               481.7
                                                -------        -------         -------          ------            -------

      Total expenses ......................         7.1          467.0         5,448.8          (11.3)            5,911.6
                                                -------        -------        --------         -------           --------

Operating income (loss) ...................         1.2          135.5           (99.7)            --               37.0

Other income (expense):
  Interest expense, net ...................      (332.2)         (32.5)          (37.1)            --              (401.8)
  Other items, net ........................          --           (1.6)           66.6             --                65.0
                                                 ------         -------        --------         -------            --------
Earnings (loss) from continuing operations
  before income taxes......................      (331.0)         101.4           (70.2)            --              (299.8)
  Benefit (provision) for income taxes.....       139.0          (42.6)           17.4             --               113.8
  Equity in earnings (loss) of affiliated
    companies, net of tax .................       (22.0)         (95.5)          (26.9)          89.8               (54.6)
  Minority interest .......................          --           (1.0)            1.1             --                  .1
                                                  ------       -------        --------        -------             --------
Earnings (loss) from continuing
   operations .............................      (214.0)         (37.7)          (78.6)          89.8              (240.5)
Discontinued operations:
   Earnings, net of tax ...................          .3            2.7            10.9             --                13.9
   Gains on disposal ......................          --           12.9              --             --                12.9
                                                 -------        -------       --------         -------            -------
Net earnings (loss)........................      (213.7)         (22.1)          (67.7)          89.8              (213.7)
   Cumulative convertible preferred
    stock dividend requirement.............       (30.0)            --              --             --               (30.0)
                                                 -------        -------       --------         -------             --------
Net earnings (loss) attributable to
   common stock ...........................    $ (243.7)      $  (22.1)       $  (67.7)       $  89.8            $ (243.7)
                                               ========       =========      =========        =========         ==========


                             VIACOM INC. AND SUBSIDIARIES

               (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS ENDED JUNE 30, 1996
                                                    -----------------------------------------------------------------
                                                                                 NON-                        THE
                                                     VIACOM       VIACOM       GUARANTOR                   COMPANY
                                                      INC.     INTERNATIONAL  AFFILIATES   ELIMINATIONS  CONSOLIDATED
                                                    ---------  -------------  -----------  ------------  ------------
Revenues..........................................  $      --    $   267.5     $ 2,525.0    $     (7.5)   $  2,785.0
Expenses:
  Operating.......................................         --         85.2       1,664.5          (7.5)      1,742.2
  Selling, general and administrative.............        (.5)       107.5         463.5            --         570.5
  Depreciation and amortization...................         --         14.3         183.1            --         197.4
                                                    ---------       ------    -----------  ------------  ------------
    Total expenses................................        (.5)       207.0       2,311.1          (7.5)      2,510.1
                                                    ---------       ------    -----------  ------------  ------------
Operating income..................................         .5         60.5         213.9            --         274.9
Other income (expense):
  Interest expense, net...........................     (155.5)       (32.7)        (18.2)           --        (206.4)
  Other items, net................................         --         (3.0)          4.5            --           1.5
                                                    ---------       ------    -----------  ------------  ------------
Earning (loss) from continuing operations before
 income taxes.....................................     (155.0)        24.8         200.2            --          70.0
  Benefit (provision) for income taxes............       63.6        (11.1)        (94.4)           --         (41.9)
  Equity in earning (loss) of affiliated
  companies, net of tax...........................      132.1         86.9          16.4        (240.3)         (4.9)
  Minority interest...............................         --         (0.4)          2.7            --           2.3
                                                    ---------       ------    -----------  ------------  ------------
Earnings from continuing operations...............       40.7        100.2         124.9        (240.3)         25.5
Discontinued operations:
  Earnings, net of tax............................         .4         (2.6)         17.8            --          15.6
                                                    ---------       ------    -----------  ------------  ------------
Net earnings......................................       41.1         97.6         142.7        (240.3)         41.1
  Cumulative convertible preferred stock dividend
  requirement.....................................      (15.0)          --            --            --         (15.0)
                                                    ---------       ------    -----------  ------------  ------------
Net earnings attributable to common stock.........  $    26.1    $    97.6         142.7    $   (240.3)   $     26.1
                                                    ---------       ------    -----------  ------------  ------------
                                                    ---------       ------    -----------  ------------  ------------

                             VIACOM INC. AND SUBSIDIARIES

               (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               SIX MONTHS ENDED JUNE 30, 1996
                                           ---------------------------------------------------------------------
                                                                        NON-                          THE
                                             VIACOM       VIACOM       GUARANTOR                      COMPANY
                                               INC.    INTERNATIONAL   AFFILIATES   ELIMINATIONS    CONSOLIDATED
                                           ---------   -------------   ----------   ------------    ------------
Revenues...................................  $   --     $  513.3       $  4,905.4     $  (10.3)      $ 5,408.4

Expenses:
  Operating................................      --        170.5          3,224.1        (10.3)        3,384.3
  Selling, general and administrative......    (1.3)       219.1            885.8           --         1,103.6
  Depreciation and amortization............      --         27.1            362.8           --           389.9
                                            --------    --------        ---------      --------       --------
      Total expenses.......................    (1.3)       416.7          4,472.7        (10.3)        4,877.8
                                            --------    --------        ---------      --------       --------
Operating income...........................     1.3         96.6            432.7           --           530.6
Other income (expenses):
  Interest expense, net....................  (312.5)       (63.2)           (32.8)          --          (408.5)
  Other items, net.........................      --         (3.1)             4.1           --             1.0
                                            --------    --------        ---------      --------       --------
Earnings (loss) from continuing operations
  before income taxes......................  (311.2)        30.3            404.0           --           123.1
  Benefit (provision) for income taxes.....   127.6        (13.6)          (190.5)          --           (76.5)
  Equity in earnings (loss) of affiliated
    companies, net of tax..................   251.7        109.8             22.1       (387.2)           (3.6)
  Minority interest........................      --         (0.7)             2.6           --             1.9
                                            --------    --------        ---------      --------       --------
Earnings from continuing operations........    68.1        125.8            238.2       (387.2)           44.9
Discontinued operations:
Earnings, net of tax.......................      .8         (4.1)            27.3           --            24.0
                                            --------    --------        ---------      --------       --------
Net earnings...............................    68.9        121.7            265.5       (387.2)           68.9
  Cumulative convertible preferred
    stock dividend requirement.............   (30.0)         --                --           --           (30.0)
                                            --------    --------        ---------      --------       --------
Net earnings attributable to
  common stock.............................  $ 38.9     $  121.7       $    265.5     $  (387.2)       $  38.9
                                            --------    --------        ---------      --------       --------
                                            --------    --------        ---------      --------       --------

                             VIACOM INC. AND SUBSIDIARIES

               (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                        JUNE 30, 1997
                                           ---------------------------------------------------------------------
                                                                        NON-                          THE
                                             VIACOM       VIACOM       GUARANTOR                      COMPANY
                                               INC.    INTERNATIONAL   AFFILIATES   ELIMINATIONS    CONSOLIDATED
                                           ---------   -------------   ----------   ------------    ------------
ASSETS
Current Assets:

     Cash and cash equivalents. . . . . .  $      --      $    33.8     $   167.8    $       --      $   201.6
     Receivables, net . . . . . . . . . .        7.8          231.3       1,869.7         (45.3)       2,063.5
     Inventory. . . . . . . . . . . . . .        8.5          129.2       2,220.8            --        2,358.5
     Other current assets . . . . . . . .        1.5          116.7         704.9         249.5        1,072.6
     Net assets of discontinued
     operations . . . . . . . . . . . . .         --          193.8         105.9            --          299.7
                                           ---------      ---------     ---------    ----------      ---------
     Total current assets . . . . . . . .       17.8          704.8       5,069.1         204.2        5,995.9

Property and equipment. . . . . . . . . .        9.8          454.8       3,686.4            --        4,151.0
     Less accumulated depreciation. . . .        1.7          107.9         841.6            --          951.2
                                           ---------      ---------     ---------    ----------      ---------
     Net property and equipment . . . . .        8.1          346.9       2,844.8            --        3,199.8
                                           ---------      ---------     ---------    ----------      ---------
Inventory . . . . . . . . . . . . . . . .       13.3          261.9       2,320.3            --        2,595.5
Intangibles, at amortized cost. . . . . .      113.9          541.4      14,079.4            --       14,734.7
Investments in consolidated subsidiaries.    7,027.1       10,670.2            --     (17,697.3)            --
Other assets. . . . . . . . . . . . . . .       83.3          310.0       2,369.6         (91.6)       2,671.3
                                           ---------      ---------     ---------    ----------      ---------
                                           $ 7,263.5      $12,835.2     $26,683.2    $(17,584.7)     $29,197.2
                                           ---------      ---------     ---------    ----------      ---------
                                           ---------      ---------     ---------    ----------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable . . . . . . . . . .  $      --          $13.8        $613.3        $(26.8)        $600.3
     Accrued compensation . . . . . . . .         --           71.2         238.7           3.5          313.4
     Participants' share, residuals and
     royalties payable. . . . . . . . . .         --             --         854.5            --          854.5
     Current portion of long-term debt. .         --            5.7          57.2            --           62.9
     Accrued expenses and other . . . . .      175.6        1,094.5       1,097.7        (310.0)       2,057.8
                                           ---------      ---------     ---------    ----------      ---------
     Total current liabilities. . . . . .      175.6        1,185.2       2,861.4        (333.3)       3,888.9
                                           ---------      ---------     ---------    ----------      ---------

Long-term debt. . . . . . . . . . . . . .    7,999.7        2,095.9         824.5        (100.0)      10,820.1
Other liabilities . . . . . . . . . . . .  (17,352.2)      (3,094.0)     21,807.1         776.0        2,136.9

Shareholders' equity:
     Convertible Preferred Stock. . . . .    1,200.0            --             --            --        1,200.0
     Common Stock . . . . . . . . . . . .        3.6          231.5         770.0      (1,001.5)           3.6
     Additional paid-in capital . . . . .   10,269.8        8,958.7       1,046.8     (10,005.5)      10,269.8
     Retained earnings. . . . . . . . . .    5,196.5        3,407.9        (566.7)     (6,920.4)       1,117.3
     Net unrealized gain on investments
     available for sale . . . . . . . . .         --           10.8            --           --            10.8
     Cumulative translation adjustment. .         --           39.2         (59.9)          --           (20.7)
                                           ---------      ---------     ---------    ----------      ---------
                                            16,669.9       12,648.1       1,190.2     (17,927.4)      12,580.8
     Less treasury stock, at cost . . . .      229.5             --            --            --          229.5
                                           ---------      ---------     ---------    ----------      ---------
     Total shareholders' equity . . . . .   16,440.4       12,648.1       1,190.2     (17,927.4)      12,351.3
                                           ---------      ---------     ---------    ----------      ---------
                                           $ 7,263.5      $12,835.2     $26,683.2    $(17,584.7)     $29,197.2
                                           ---------      ---------     ---------    ----------      ---------
                                           ---------      ---------     ---------    ----------      ---------



                             VIACOM INC. AND SUBSIDIARIES

               (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                    DECEMBER 31, 1996
                                         --------------------------------------------------------------------
                                                                      NON-                         THE
                                           VIACOM       VIACOM       GUARANTOR                     COMPANY
                                             INC.    INTERNATIONAL   AFFILIATES   ELIMINATIONS   CONSOLIDATED
                                         ---------   -------------   ----------   ------------   ------------
ASSETS
Current Assets:
     Cash and cash equivalents. . . .    $    19.0     $    61.2      $   128.8    $       --      $   209.0
     Receivables, net . . . . . . . .          --          308.6        1,878.1         (33.6)       2,153.1
     Inventory. . . . . . . . . . . .          --          135.5        2,206.9            --        2,342.4
     Other current assets . . . . . .          --          117.2          580.3          26.3          723.8
     Net assets of discontinued
     operations . . . . . . . . . . .         47.3          41.3          200.8            --          289.4
                                         ---------     ---------      ---------    ----------      ---------
     Total current assets . . . . . .         66.3         663.8        4,994.9          (7.3)       5,717.7
                                         ---------     ---------      ---------    ----------      ---------

Property and equipment. . . . . . . .          --          458.1        3,431.6            --        3,889.7
     Less accumulated depreciation. .          --           96.6          637.3            --          733.9
                                         ---------     ---------      ---------    ----------      ---------
     Net property and equipment . . .          --          361.5        2,794.3            --        3,155.8
                                         ---------     ---------      ---------    ----------      ---------

Inventory . . . . . . . . . . . . . .          --          233.8        2,385.6            --        2,619.4
Intangibles, at amortized cost. . . .          --          550.0       14,344.2            --       14,894.2
Investments in consolidated subsidiaries   7,536.8      10,773.2             --     (18,310.0)            --
Other assets. . . . . . . . . . . . .         74.2         313.3        2,107.6         (48.2)       2,446.9
                                         ---------     ---------      ---------    ----------      ---------
                                         $ 7,677.3     $12,895.6      $26,626.6    $(18,365.5)     $28,834.0
                                         ---------     ---------      ---------    ----------      ---------
                                         ---------     ---------      ---------    ----------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable . . . . . . . .    $     --      $    40.3      $   785.1    $    (16.6)     $   808.8
     Accrued compensation . . . . . .          --          118.8          308.4          (1.5)         425.7
     Participants share, residuals and
      royalties payable . . . . . . .          --            --           856.6            --          856.6
     Current portion of long-term debt         --            7.3           55.3            --           62.6
     Accrued expenses and other . . .        282.2       1,227.3        1,174.3        (568.8)       2,115.0
                                         ---------     ---------      ---------    ----------      ---------

     Total current liabilities. . . .        282.2       1,393.7        3,179.7        (586.9)       4,268.7
                                         ---------     ---------      ---------    ----------      ---------
Long-term debt  . . . . . . . . . . .      6,844.0       2,159.0          952.7        (100.0)       9,855.7
Other liabilities . . . . . . . . . .    (12,665.3)     (3,711.5)      21,178.3      (2,686.3)       2,115.2
Shareholders' equity:
     Convertible Preferred Stock. . .      1,200.0           --             --            --         1,200.0
     Common Stock . . . . . . . . . .          3.5         157.6          770.1        (927.6)           3.6
     Additional paid-in capital . . .     10,226.9       8,944.0        1,056.7      (9,985.5)      10,242.1
     Retained earnings. . . . . . . .      2,009.6       3,917.5         (486.9)     (4,079.2)       1,361.0
     Cumulative translation adjustment         --           35.3          (24.0)          --            11.3
                                         ---------     ---------      ---------    ----------      ---------
                                          13,440.0      13,054.4        1,315.9     (14,992.3)      12,818.0
     Less treasury stock, at cost . .        223.6           --             --            --           223.6
                                         ---------     ---------      ---------    ----------      ---------
     Total shareholders' equity . . .     13,216.4      13,054.4        1,315.9     (14,992.3)      12,594.4
                                         ---------     ---------      ---------    ----------      ---------
                                         $ 7,677.3     $12,895.6      $26,626.6    $(18,365.5)     $28,834.0
                                         ---------     ---------      ---------    ----------      ---------
                                         ---------     ---------      ---------    ----------      ---------

                                                                    -17-


                             VIACOM INC. AND SUBSIDIARIES

               (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                          SIX MONTHS ENDED JUNE 30, 1997
                                                      ---------------------------------------------------------------------
                                                                                   NON-                          THE
                                                        VIACOM       VIACOM       GUARANTOR                      COMPANY
                                                          INC.    INTERNATIONAL   AFFILIATES   ELIMINATIONS    CONSOLIDATED
                                                      ---------   -------------   ----------   ------------    ------------
NET CASH FLOW FROM OPERATING ACTIVITIES. . . . . .    $  (215.9)     $ 115.2       $(270.1)       $(11.4)        $ (382.2)
                                                      ---------      -------       -------        ------         --------
INVESTING ACTIVITIES:
     Capital expenditures. . . . . . . . . . . . .           --        (46.1)       (250.5)           --           (296.6)
     Investment in United Paramount Network. . . .           --           --        (186.9)           --           (186.9)
     Acquisitions, net of cash acquired. . . . . .           --           --         (66.6)           --            (66.6)
     Investments in and advances to
     affiliated companies. . . . . . . . . . . . .           --        (21.2)         (9.4)           --            (30.6)
     Proceeds from sale of short-term investments.           --         50.3            --            --             50.3
     Purchases of short-term investments . . . . .           --        (39.4)           --            --            (39.4)
     Other, net. . . . . . . . . . . . . . . . . .           --           --          14.8            --             14.8
                                                      ---------      -------       -------        ------         --------
NET CASH FLOW FROM INVESTING ACTIVITIES. . . . . .           --        (56.4)       (498.6)           --           (555.0)
                                                      ---------      -------       -------        ------         --------

FINANCING ACTIVITIES:
     Short-term borrowings from banks, net . . . .      1,141.4       (148.0)         22.2            --          1,015.6
     Payment of capital lease obligations. . . . .           --        (17.5)        (48.6)           --            (66.1)
     Proceeds from exercise of stock options
     and warrants. . . . . . . . . . . . . . . . .         27.8           --            --            --             27.8
     Increase (decrease) in intercompany
     payables. . . . . . . . . . . . . . . . . . .       (927.0)        81.5         834.1          11.4               --
     Payment of Preferred Stock dividends. . . . .        (30.0)          --            --            --            (30.0)
     Other, net. . . . . . . . . . . . . . . . . .        (15.3)        (2.2)           --            --            (17.5)
                                                      ---------      -------       -------        ------         --------
NET CASH FLOW FROM FINANCING ACTIVITIES. . . . . .        196.9        (86.2)        807.7          11.4            929.8
                                                      ---------      -------       -------        ------         --------
     Net increase (decrease) in cash
     and cash equivalents. . . . . . . . . . . . .        (19.0)       (27.4)         39.0            --             (7.4)
     Cash and cash equivalents at beginning
     of period . . . . . . . . . . . . . . . . . .         19.0         61.2         128.8            --            209.0
                                                      ---------      -------       -------        ------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . .    $      --      $  33.8       $ 167.8        $   --         $  201.6
                                                      ---------      -------       -------        ------         --------
                                                      ---------      -------       -------        ------         --------


                                                                    -18-

                             VIACOM INC. AND SUBSIDIARIES

               (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               SIX MONTHS ENDED JUNE 30, 1996
                                           ---------------------------------------------------------------------
                                                                        NON-                          THE
                                             VIACOM       VIACOM       GUARANTOR                      COMPANY
                                               INC.    INTERNATIONAL   AFFILIATES   ELIMINATIONS    CONSOLIDATED
                                           ---------   -------------   ----------   ------------    ------------

NET CASH FLOW FROM OPERATING ACTIVITIES  . .   $(122.6)        $(54.6)       $(398.1)           $--        $(575.3)
                                                -------         ------        -------            ---        -------

INVESTING ACTIVITIES:
     Capital expenditures . . . . . . . . . .   (126.5)         (49.8)        (129.5)            --         (305.8)
     Acquisitions, net of cash acquired . . .    (50.2)            --          (66.3)            --         (116.5)
     Proceeds from dispositions . . . . . . .       --             --            3.4             --            3.4
     Investments in and advances to
     affiliated companies   . . . . . . . . .      (7.6)         (13.9)         (18.1)            --          (39.6)
     Proceeds from sale of short-term
     investments  . . . . . . . . . . . . . .        --           70.3             --             --           70.3
     Purchases of short-term investments  . .        --          (76.1)            --             --          (76.1)
                                                -------         ------        -------            ---        -------
NET CASH FLOW FROM INVESTING ACTIVITIES . . .    (184.3)         (69.5)        (210.5)            --         (464.3)
                                                -------         ------        -------            ---        -------

FINANCING ACTIVITIES:
     Short-term borrowings from
     to banks, net  . . . . . . . . . . . . .     360.4          500.0           25.6             --          886.0
     Payment of capital lease obligations . .        --             --          (22.6)            --          (22.6)
     Proceeds from exercise of stock options
     and warrants   . . . . . . . . . . . . .      68.8             --             --             --           68.8
     Repayment of other notes . . . . . . . .        --          (12.0)         (38.9)            --          (50.9)
     Increase (decrease) in intercompany
     payables  . . . . . . . . . . . . . . . .   (170.6)        (459.6)         630.2             --             --
     Payment of Preferred Stock dividends  . .    (30.0)            --             --             --          (30.0)
     Other, net  . . . . . . . . . . . . . . .    (13.5)           (.7)          13.1             --           (1.1)
                                                -------         ------        -------            ---        -------
NET CASH FLOW FROM FINANCING ACTIVITIES  . . .    215.1           27.7          607.4             --          850.2
                                                -------         ------        -------            ---        -------
     Net increase (decrease) in cash and
     cash equivalents  . . . . . . . . . . . .    (91.8)         (96.4)          (1.2)            --         (189.4)
     Cash and cash equivalents at beginning
     of period   . . . . . . . . . . . . . . .    176.2          223.3           64.6             --          464.1
                                                -------         ------        -------            ---        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . .    $84.4         $126.9          $63.4            $--         $274.7
                                                -------         ------        -------            ---        -------
                                                -------         ------        -------            ---        -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


Management's discussion and analysis of the combined results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes.

The following tables set forth revenues and operating income by business segment, for the three months and the six months ended June 30, 1997 and 1996. Results for each period presented exclude contributions from Viacom Radio Stations, which was sold to Evergreen Media Corporation on July 2, 1997; the interactive game operations to be disposed of by the end of 1997; and the Cable segment, which was split-off from the Company on July 31, 1996 (See Note 2 of Notes to Consolidated Financial Statements).


                                     THREE MONTHS ENDED           PERCENT          SIX MONTHS ENDED           PERCENT
                                           JUNE 30,                B/(W)               JUNE 30,                B/(W)
                                  -----------------------          -----       -----------------------         -----
                                     1997          1996                          1997           1996
                                     ----          ----                          ----           ----
                                        (In millions)                               (In millions)
REVENUES:
Networks and Broadcasting. . .    $  625.5       $  562.0             11%      $1,202.3       $1,080.0           11%
Entertainment. . . . . . . . .       862.3          753.2             14        1,863.2        1,634.0           14
Video and Music/
     Theme Parks . . . . . . .     1,039.4          960.9              8        2,012.6        1,807.7           11
Publishing . . . . . . . . . .       535.5          516.5              4          934.2          905.5            3
Intercompany . . . . . . . . .       (31.8)          (7.6)           N/M          (63.7)         (18.8)        (239)
                                  --------       --------           ----       --------       --------
     Total . . . . . . . . . .    $3,030.9       $2,785.0              9       $5,948.6       $5,408.4           10
                                  --------       --------           ----       --------       --------
                                  --------       --------           ----       --------       --------
OPERATING INCOME (LOSS): (A)
Networks and Broadcasting. . .    $  169.9       $  138.5             23%      $  292.2       $  247.5           18%
Entertainment. . . . . . . . .        62.3           83.3            (25)         157.2          227.4          (31)
Video and Music/
     Theme Parks . . . . . . .      (334.9)          72.7            N/M         (279.9)         169.5         (265)
Publishing . . . . . . . . . .        16.6           14.7             13          (41.2)         (31.9)         (29)
Corporate. . . . . . . . . . .       (50.7)         (34.3)           (48)         (91.3)         (81.9)         (11)
                                  --------       --------           ----       --------       --------
     Total . . . . . . . . . .    $ (136.8)      $  274.9           (150)      $   37.0       $  530.6          (93)
                                  --------       --------           ----       --------       --------
                                  --------       --------           ----       --------       --------


(a) Operating income is defined as net earnings before discontinued operations, minority interest, equity in earnings (loss) of affiliated companies (net of tax), provision for income taxes, other items (net), and interest expense, net.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION

EBITDA

The following table sets forth EBITDA (defined as operating income (loss) before depreciation and amortization) for the three months and six months ended June 30, 1997 and 1996. EBITDA does not reflect the effect of significant amounts of amortization of goodwill related to business combinations accounted for under the purchase method. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.


                              THREE MONTHS ENDED    PERCENT       SIX MONTHS ENDED   PERCENT
                                    JUNE 30,         B/(W)             JUNE 30,       B/(W)
                              ------------------     -----        ----------------    -----
                                1997      1996                     1997       1996
                                ----      ----                     ----       ----
                                 (In millions)                      (In millions)
EBITDA:
Networks and Broadcasting.    $ 200.1    $168.0        19%        $360.1    $305.3      18%
Entertainment. . . . . . .       94.9     114.9       (17)         222.1     290.5     (24)
Video and Music/
     Theme Parks . . . . .     (179.3)    167.7      (207)         (19.0)    357.0    (105)
Publishing . . . . . . . .       55.9      52.7         6           36.9      43.6     (15)
Corporate. . . . . . . . .      (44.9)    (31.0)      (45)         (81.4)    (75.9)     (7)
                              -------    ------                   ------    ------
     Total . . . . . . . .    $ 126.7    $472.3       (73)        $518.7    $920.5     (44)
                              -------    ------                   ------    ------
                              -------    ------                   ------    ------


RESULTS OF OPERATIONS


Revenues increased 9% to $3.03 billion and 10% to $5.95 billion for the three and six-month periods ended June 30, 1997, respectively, from $2.79 billion and $5.41 billion for the same prior-year periods. Revenue increases were driven by the Entertainment segment which reported increased international theatrical and television programming revenues, and the Networks and Broadcasting segment which reported increased advertising and affiliate revenues for each period.

Total expenses increased 26% to $3.17 billion and 21% to $5.91 billion for the quarter and and six-month period ended June 30, 1997, respectively, from $2.51 billion and $4.88 billion for the same prior-year periods. Expense increases were driven by Blockbuster reducing the carrying value of excess retail inventory and reorganizing and closing underperforming stores in certain international markets. Expenses also reflect increased rental tape amortization costs resulting from overbuying of video tapes as well as higher expenses attributable to the interim effects of Blockbuster's changeover to self distribution and the relocation of its headquarters.

Operating income decreased 150% to a loss of $136.8 million and 93% to $37.0 million for the three and six-month periods ended June 30, 1997, respectively, from operating income of $274.9 million and $530.6 million for the same prior-year periods. Operating results reflect $100 million of EBITDA in the first quarter of 1996 from programming licenses related to Paramount's agreement with Kirch Group, which more than offset $29 million of EBITDA in the first quarter of 1997 from programming licenses with Television Par Satellite.
Results were also affected by decreased Blockbuster Video margins due to increased expenses as described above and expanded retail product mix.
Excluding the impact of the Blockbuster charge, the Company recorded EBITDA and operating income of $374.2 million and $156.6 million, respectively, for the second quarter, and $766.2 million and $330.4 million, respectively, for the six months ended June 30, 1997.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION


SEGMENT RESULTS OF OPERATIONS

NETWORKS AND BROADCASTING (BASIC CABLE AND PREMIUM SUBSCRIPTION TELEVISION PROGRAM SERVICES AND TELEVISION STATIONS)


                              THREE MONTHS ENDED    PERCENT       SIX MONTHS ENDED   PERCENT
                                    JUNE 30,         B/(W)             JUNE 30,       B/(W)
                              ------------------     -----        ----------------    -----
                                1997      1996                     1997       1996
                                ----      ----                     ----       ----
                                (In millions)                       (In millions)

Revenues . . . . . . . .      $625.5      $562.0       11%       $1,202.3  $1,080.0     11%
Operating Income . . . .      $169.9      $138.5       23        $  292.2  $  247.5     18
EBITDA   . . . . . . . .      $200.1      $168.0       19        $  360.1  $  305.3     18


The Networks and Broadcasting segment is comprised of MTV Networks ("MTVN"), basic cable television program services, Showtime Networks Inc. ("SNI"), premium subscription television program services and television stations.

For the second quarter of 1997, MTVN revenues of $333.7 million, EBITDA of $127.1 million and operating income of $112.2 million increased 16%, 15% and 17%, respectively, over the same three-month period last year. For the six months ended June 30, 1997, MTVN revenues of $638.4 million, EBITDA of $241.6 million and operating income of $210.7 million increased 16%, 18% and 20%, respectively, over the same six-month period last year. The increase in MTVN revenues principally reflects higher advertising and affiliate revenues both due principally to rate increases. MTVN's EBITDA and operating income gains were driven by the increased revenues partially offset by start-up costs of Nick at Nite's TV Land, Nick Latin America and M2 and higher internal programming expenses.

SNI's revenues and EBITDA increased 5% and 63% for the second quarter, respectively, and 6% and 23% for the six months ended June 30, 1997, respectively, over the same prior year periods. Operating income increased 80% for the second quarter and remained unchanged for the six months ended June 30, 1997 versus the same prior-year periods. Revenue increases are principally due to an increase of approximately 1.9 million subscribers, reflecting the continued growth of direct broadcasting satellite subscribers. Operating results reflect a reduction in expenses for the second quarter offset by expenses associated with exiting Showtime Satellite Networks' retail operation in the first quarter of 1997. SNI served a total of 17.1 million subscribers at June 30, 1997.

Television stations revenues, EBITDA and operating income increased 7%, 16% and 20%, respectively, for the second quarter, and 7%, 14% and 19% for the six months ended June 30, 1997, respectively, over the same prior-year periods, primarily reflecting increased advertising revenues and the change in mix to television stations in larger markets during the prior year.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION


ENTERTAINMENT (MOTION PICTURES AND TELEVISION PROGRAMMING, MOVIE THEATERS, AND MUSIC PUBLISHING)


                              THREE MONTHS ENDED    PERCENT       SIX MONTHS ENDED   PERCENT
                                    JUNE 30,         B/(W)             JUNE 30,       B/(W)
                              ------------------     -----        ----------------    -----
                                1997      1996                     1997       1996
                                ----      ----                     ----       ----
                                 (In millions)                      (In millions)
Revenues. . . . . . . . .     $862.3     $753.2        14%       $1,863.2  $1,634.0     14%
Operating Income. . . . .     $ 62.3     $ 83.3       (25)       $  157.2  $  227.4    (31)
EBITDA. . . . . . . . . .     $ 94.9     $114.9       (17)       $  222.1  $  290.5    (24)


The Entertainment segment is principally comprised of Paramount Pictures, Paramount Television and Spelling Entertainment Group Inc. ("Spelling"). Entertainment's revenues for the six months ended June 30, 1997 were higher than the same period last year due to the strong international theatrical performances of Paramount's THE FIRST WIVES CLUB and STAR TREK: FIRST CONTACT, higher television revenues from Paramount's FRASIER, higher revenues from first run shows such as Paramount's VIPER and REAL TV, higher license fees and more episodes of continuing network programming, including Spelling's SUNSET BEACH, higher Pay TV license fees at Paramount and higher home video revenues at both Paramount and Spelling. The higher television programming revenues and higher home video sales led by STAR TREK: FIRST CONTACT, MISSION: IMPOSSIBLE and THE GHOST AND THE DARKNESS, were partially offset by lower theatrical rentals for the current quarter. The decrease in EBITDA resulted principally from lower profits as a result of a change in Paramount's television product mix, coupled with lower profits for feature films released during the second quarter of 1997 at both Paramount and Spelling. Entertainment's 1996 operating results reflect approximately $100 million of EBITDA and operating income attributable to Paramount's Kirch Group licensing agreement which more than offset $29 million of EBITDA and operating income in the first quarter of 1997 from Paramount's programming licenses with Television Par Satellite. Spelling's revenues of $314.9 million increased 38% and EBITDA of $8.3 million increased 25% for the six months ended June 30, 1997, principally reflecting higher per episode network license fees for continuing series and increased hours of programming delivered to the networks, offset by write-downs on Spelling's feature films, in the second quarter of 1997.

VIDEO AND MUSIC/THEME PARKS (HOME VIDEO AND MUSIC RETAILING/THEME PARKS)


                    THREE MONTHS ENDED    PERCENT       SIX MONTHS ENDED   PERCENT
                          JUNE 30,         B/(W)             JUNE 30,       B/(W)
                    ------------------     -----        ----------------    -----
                      1997      1996                     1997       1996
                      ----      ----                     ----       ----
                       (In millions)                      (In millions)
Revenues. . . . .   $1,039.4   $960.9         8%       $2,012.6  $1,807.7     11%
Operating Income.   $ (334.9)  $ 72.7       N/M        $ (279.9) $  169.5   (265)
EBITDA. . . . . .   $ (179.3)  $167.7      (207)       $  (19.0) $  357.0   (105)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION


The Video and Music/Theme Parks segment is comprised principally of Blockbuster Video and Music, and Paramount Parks. The revenue increases for the quarter and six months ended June 30, 1997 reflect the increased number of Company-owned video stores in operation in 1997 as compared to 1996 which more than offset a 2% decrease in worldwide same-store sales for the second quarter. Blockbuster Video ended the quarter with 5,820 stores, a net increase of 1,025 stores from June 30, 1996. The decreases in EBITDA and operating income for the three- and six-month periods principally reflect the Blockbuster charge taken in the second quarter of 1997, decreased margins due to expanded retail product mix and increased rental tape amortization resulting from overbuying of video tapes as well as higher expenses attributable to the interim effects of the changeover to self-distribution and the relocation of Blockbuster's headquarters. Blockbusters margins for the remainder of the year could continue to be adversely affected if the negative same-store sales trend experienced in the second quarter continues.

Music retail stores recorded revenues of $138.8 million and $282.0 million for the second quarter and six months ended June 30, 1997. Music retail stores recorded operating losses of $11.9 million and $17.5 million for the three- and six-month periods. Theme Parks revenues, operating income and EBITDA decreased $1.2 million, $3.5 million and $2.9 million, respectively, for the second quarter, and $1.5 million, $5.4 million and $4.3 million for the six months ended June 30, 1997, respectively, from the same prior year periods reflecting decreased attendance.

PUBLISHING (EDUCATION; CONSUMER; BUSINESS AND PROFESSIONAL; REFERENCE; AND INTERNATIONAL GROUPS)


                        THREE MONTHS ENDED    PERCENT       SIX MONTHS ENDED   PERCENT
                              JUNE 30,         B/(W)             JUNE 30,       B/(W)
                        ------------------     -----        ----------------    -----
                          1997      1996                     1997       1996
                           (In millions)                      (In millions)
Revenues. . . . . .     $535.5     $516.5         4%       $934.2    $905.5        3%
Operating Income. .     $ 16.6     $ 14.7        13        $(41.2)   $(31.9)     (29)
EBITDA. . . . . . .     $ 55.9     $ 52.7         6        $ 36.9    $ 43.6      (15)


Publishing is comprised of Simon & Schuster which includes imprints such as Simon & Schuster, Pocket Books, Prentice Hall and Macmillan Computer Publishing. The revenue increases for the quarter and six months ended June 30, 1997 primarily reflect growth in the International markets, driven by strong sales from the Macmillan Computer Publishing Group in European and Asian markets, and growth of local publishing in those markets, as well as Latin-American markets, partially offset by lower revenues for the Consumer Group due to the softness in the industry and timing of releases. Education revenues also increased principally due to early summer season sales and growth at Computer Curriculum Corporation, the leading provider of educational software and services to the school market. Publishing's operating income and EBITDA increases from the prior-year quarter is primarily volume related.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION


OTHER INCOME AND EXPENSE INFORMATION

DISCONTINUED OPERATIONS
For the three and six months ended June 30, 1997, discontinued operations reflect the results of operations, net of tax, of the Viacom Radio Stations and for the second quarter, the gain on discontinued operations reflects the reversal of unutilized reserves for the Cable split-off. For the three months ended June 30, 1996, discontinued operations reflect the results of operations net of tax, of the Cable segment, the interactive game operations, including Virgin, and the Viacom Radio Stations. The sale of the Viacom Radio Stations was completed on July 2, 1997, and the gain of approximately $400 million will be recognized in the third quarter. For the year ended December 31, 1996, the Company provided for an estimated loss on disposal of its interactive game operations for $159.3 million, which included estimated losses through the expected date of disposition of $58.0 million. The net operating losses of the interactive game businesses for the second quarter and six months ended June 30, 1997 were provided for in the estimated loss on disposal as of December 31, 1996. (see Note 2 of Notes to Consolidated Financial Statements).

CORPORATE EXPENSES
Corporate expenses, including depreciation expense, increased 48% to $50.7 million for the second quarter of 1997 from the same prior year period and increased 11% to $91.3 million for the six months ended June 30, 1997 over the comparable six month period principally reflecting increased general and administrative, litigation and benefit expenses.

INTEREST EXPENSE, NET
For the three and six month period ended June 30, 1997, net interest expense decreased 1% to $205.0 million and 2% to $401.8 million, respectively. The Company had approximately $10.9 billion and $11.5 billion principal amount of debt outstanding (including current maturities) as of June 30, 1997, and June 30, 1996, respectively, at weighted average interest rates of 7.3% and 7.2%, respectively.

OTHER ITEMS, NET
Other items, net of $64.7 million for the three months ended June 30, 1997, principally reflects a gain associated with the exchange of certain television stations offset by the write-off of certain investments held at cost.

PROVISION FOR INCOME TAXES
The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated annual effective tax rate of 70.9% for 1997 and 62.2% for 1996 were both adversely affected by amortization of intangibles in excess of amounts which are deductible for tax purposes.

Due to the unusual and non-recurring nature of the second quarter Blockbuster charge, the full income tax effect is reflected in the second quarter 1997 tax provision and is excluded from the estimated annual effective tax rate.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION


EQUITY IN LOSS OF AFFILIATES "Equity in loss of affiliated companies, net of tax" of $39.4 million and $54.6 million for the second quarter of 1997 and the six months then ended declined from a loss of $4.9 million and $3.6 million, respectively, from the prior-year periods, primarily reflecting the net operating losses for the first six months of 1997 of United Paramount Network ("UPN"), acquired in January 1997, and losses of international network ventures partially offset by the realization of a non-cash gain related to an investment in a marketable equity security.

MINORITY INTEREST
Minority interest primarily represents the minority ownership of Spelling common stock.

BLOCKBUSTER CHARGES

In the second quarter of 1997, Blockbuster recorded a pre-tax charge of $322.8 million (the "Blockbuster charge"). The Blockbuster charge consists of operating expenses of approximately $247.5 million, associated with the reduction in the carrying value of excess inventory and the reorganizing and closing of underperforming Blockbuster stores in certain international markets as well as depreciation expense attributable to the write-off of fixed assets of $45.9 million and write-offs attributable to international joint ventures accounted for under the equity method of $29.4 million.

In 1996, Blockbuster adopted a plan to abandon certain Music retail stores, relocate its headquarters and eliminate third party distributors domestically. As a result of such plan, Blockbuster recognized during the fourth quarter of 1996 a restructuring charge of approximately $88.9 million principally reflecting costs associated with the closing of approximately 10% or 50 of its Music retail stores and costs associated with relocating Blockbuster's headquarters from Fort Lauderdale to Dallas. As a result of the Music store closings, Blockbuster recognized lease termination costs of $28.3 million and accrued shut-down and other costs of $14.6 million as part of the restructuring charge. Through June 30, 1997, the Company paid and charged approximately $18.7 million against these liabilities. The Company expects to substantially complete the activities related to the Music store closings by the end of 1998.

In the fourth quarter of 1996, Blockbuster recognized $25 million of estimated severance benefits payable to approximately 650 of its Fort Lauderdale headquarters employees who have chosen not to relocate. Blockbuster, through the restructuring charge, also recognized $21.0 million of other costs of exiting Fort Lauderdale and eliminating third party distributors. The Company expects to complete construction of the distribution center by the end of 1997. Through June 30, 1997, the Company paid and charged against the severance liability and other exit costs approximately $7.3 million. The Blockbuster relocation to Dallas was completed during the second quarter of 1997.

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION


Effective June 30, 1997, certain financial covenants in the Credit Agreements and the film financing credit agreement were amended to provide the Company with increased financial flexibility.

The Company was in compliance with all debt covenants and had satisfied all financial ratios and tests under the agreements as of June 30, 1997 and the Company expects to be in compliance and satisfy all such covenant ratios as may be applicable from time to time during 1997.

As of June 30, 1997, the Company's scheduled maturities of indebtedness through December 31, 2001, assuming full utilization of the credit agreements are $54.5 million (1997), $1.1 billion (1998), $1.2 billion (1999), $1.7 billion (2000)
and $2.1 billion (2001). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis. The net proceeds from the Radio sale will be used to repay debt in July 1997.

The commitments of the Company for program license fees which are not reflected in the balance sheet as of June 30, 1997, estimated to aggregate approximately $2.1 billion, principally reflect commitments of approximately $1.9 billion under SNI's exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

Current assets increased approximately 5% to $6.0 billion as of June 30, 1997 from $5.7 billion as of December 31, 1996, primarily reflecting normal operating activity. The allowance for doubtful accounts as a percentage of receivables was 5% as of June 30, 1997 and December 31, 1996. The change in property and equipment principally reflects capital expenditures of $296.6 million related to capital additions for new and existing video stores and additional construction and equipment upgrades for theme parks offset by depreciation expense of $264.4 million. Current liabilities decreased approximately 9% to $3.9 billion as of June 30, 1997 from $4.3 billion as of December 31, 1996, reflecting the payment for a seasonally high level of Blockbuster videocassette purchases made in the fourth quarter of 1996, and payment of accrued expenses and other normal reductions in accounts payable. Long-term debt, including current maturities, increased 10% to $10.9 billion as of June 30, 1997 from $9.9 billion as of December 31, 1996, primarily reflecting the continued investment in and seasonality of the Company's businesses.

The Company expects to record the majority of its operating cash flows during the second half of the year due to the seasonality of the educational publishing business, the typical timing of major motion picture releases, the summer operation of its theme parks, the positive effect of the holiday season on advertising revenues and video store revenues, and the impact of the beginning of the broadcast television season on television production. Net cash flow from operating activities was negative $382.2 million for the six months ended June 30, 1997 versus negative $575.3 million for the six months ended June 30, 1996. Net cash expenditures for investing activities of $555.0 million for the six months ended June 30, 1997, principally reflect capital expenditures and the Company's purchase of a 50% interest in UPN. Net cash expenditures for investing activities of $464.3 million for the six months ended June 30, 1996, principally reflect capital expenditures, investments in international equity ventures and other acquisitions. Financing activities principally reflect

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION


borrowings and repayments of debt under the credit agreements during each period presented.

On April 18, 1997, the Company announced its intention to acquire additional shares of Spelling's outstanding common stock and increase its ownership to approximately 80% by the end of 1997. The purchase of additional shares is intended to permit the consolidation of Spelling's results for tax purposes and the Company has no plans to increase its ownership beyond approximately 80%.

CAPITAL STRUCTURE

The following table sets forth the Company's long-term debt, net of current portion as of June 30, 1997 and December 31, 1996:

                                  JUNE 30, 1997      DECEMBER 31, 1996
                                  -------------      -----------------
                                            (In millions)

Notes payable to banks               $6,268.3            $5,253.0
Senior debt                           2,485.3             2,484.4
Senior subordinated debt                643.1               641.0
Subordinated debt                       965.8               960.0
Obligations under capital leases        511.5               571.2
Other notes                               9.0                 8.7
                                    ---------            --------
                                     10,883.0             9,918.3
Less current portion                     62.9                62.6
                                    ---------            --------
                                    $10,820.1            $9,855.7
                                    ---------            --------
                                    ---------            --------

The notes and debentures are presented net of an aggregate unamortized discount of $157.8 million as of June 30, 1997 and $166.3 million as of December 31, 1996.

Effective March 26, 1997, the Company amended and restated the Credit
Agreements.

On May 9, 1997, a subsidiary of the Company amended the 364-day film financing credit agreement, guaranteed by Viacom International Inc. and the Company, which extended the expiration date for one year, reduced pricing and decreased the available credit by $30 million to $470 million.

Effective June 30, 1997, certain financial covenants in the Credit Agreements and the film financing agreement were amended to provide the Company with increased financial flexibility.

Debt, including the current portion, as a percentage of total capitalization of the Company was 47% at June 30, 1997 and 44% at December 31, 1996.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION


The Company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign exchange rates and interest rates. The Company does not hold or issue financial instruments for speculative trading purposes. The derivative instruments used are foreign exchange forward contracts and options, and interest rate swap agreements. The foreign exchange contracts have principally been used to hedge the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, the French Franc, the Singapore Dollar, the German Deutschemark, the Spanish Peseta, the Italian Lire, the Mexican Peso, the Netherlands Guilder and the European Currency Unit/British Pound relationship. These derivatives, which are over-the-counter instruments, are non-leveraged.

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

PART II - - OTHER INFORMATION

Item 4.  Submission of Matters for a Vote of Security Holders

     The Annual Meeting of Stockholders of Viacom Inc. (the "Company") was held on May 29, 1997. The following matters were voted upon at the meeting: (i) the election of 10 directors; (ii) the approval of the Viacom Inc. 1997 Long-Term Management Incentive Plan; (iii) the appointment of Price Waterhouse LLP to serve as the Company's independent accountants until the 1998 Annual Meeting of Stockholders; and (iv) a stockholder proposal regarding publication of political contributions by the Company.

     The entire board of directors was reelected and the number of shares cast for or to withhold authority for the election of each director were as follows:

                                   No. of Shares     No. of Shares Voted
    Name                           Voted For         to Withhold Authority
    ------------------------       -------------     ---------------------

    George S. Abrams               64,933,997        553,957
    Philippe P. Dauman             65,107,341        380,613
    Thomas E. Dooley               65,111,596        376,358
    Ken Miller                     64,936,091        551,863
    Brent D. Redstone              65,089,424        398,530
    Shari Redstone                 65,086,780        401,174
    Sumner M. Redstone             65,078,933        409,021
    Frederic V. Salerno            65,109,610        378,344
    William Schwartz               65,111,430        376,524
    Ivan Seidenberg                65,110,561        377,393


     The votes cast for, against or abstaining from the approval of the Viacom Inc. 1997 Long-Term Management Incentive Plan were as follows:

     Votes For:                Votes Against:          Abstentions:
     55,206,649                3,598,525               244,437


     The votes cast for, against or abstaining from the approval of the appointment of Price Waterhouse LLP to serve as the Company's independent accountants until the 1998 Annual Meeting of Stockholders were as follows:

     Votes For:                Votes Against:          Abstentions:
     65,227,102                65,441                  195,411

The votes cast for, against or abstaining from approval of the stockholder proposal were as follows:

     Votes For:                Votes Against:          Abstentions:
     717,530                   57,837,066              495,015



Item 6.  Exhibits and Reports on Form 8-K for Viacom Inc.

(a)  Exhibits:

     10.1 Amendment No. 1, dated as of June 30, 1997, to the Amended and Restated Credit Agreement, dated as of March 26, 1997, among Viacom Inc.; the Bank parties thereto; The Bank of New York, Citibank N.A., Morgan Guaranty Trust Company of New York, Bank of America NT&SA and The Chase Manhattan Bank, as Managing Agents; the Bank of New York, as Documentation Agent; Citibank N.A., as Administrative Agent; JP Morgan Securities Inc.and Bank of America NT&SA, as Syndication Agents; and the Agents and Co-Agents named therein.

     10.2 Amendment No. 2, dated as of June 30, 1997, to the Film Finance Credit Agreement, dated as of May 10, 1996, among Viacom Film Funding Company Inc. as Borrower; Viacom Inc. and Viacom International Inc. as Guarantors; the Bank parties thereto; The Bank of New York, Citibank, N.A., Morgan Guaranty Trust Company of New York and Bank of America NT&SA, as Managing Agents; The Bank of New York, as the Documentation Agent; Citibank, N.A., as the Administrative Agent; JP Morgan Securities Inc., as the Syndication Agent; and the Agents and Co-Agents named therein.

     11.    Statement re Computation of Net Earnings Per Share.

     27.    Financial Data Schedule.


(b)  Reports on Form 8-K for Viacom Inc.:

     None

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  VIACOM INC.
                                        ----------------------------------------
                                                  (Registrant)



Date  August 14, 1997                   /s/ Sumner M. Redstone
     -----------------------            ----------------------------------------
                                        Sumner M. Redstone
                                        Chairman of the Board of Directors,
                                        Chief Executive Officer




Date  August 14, 1997                   /s/ George S. Smith, Jr.
     -----------------------            ----------------------------------------
                                        George S. Smith, Jr.
                                        Senior Vice President,
                                        Chief Financial Officer

                                    EXHIBIT INDEX



     10.1 Amendment No. 1, dated as of June 30, 1997, to the Amended and Restated Credit Agreement, dated as of March 26, 1997, among Viacom Inc.; the Bank parties thereto; The Bank of New York, Citibank N.A., Morgan Guaranty Trust Company of New York, Bank of America NT&SA and The Chase Manhattan Bank, as Managing Agents; the Bank of New York, as Documentation Agent; Citibank, as Administrative Agent; JP Morgan Securities Inc. and Bank of America NT&SA, as Syndication Agents; and the Agents and Co-Agents named therein.

     10.2 Amendment No. 2, dated as of June 30, 1997, to the Film Finance Credit Agreement, dated as of May 10, 1996, among Viacom Film Funding Company Inc. as Borrower; Viacom Inc. and Viacom International Inc. as Guarantors; the Bank parties thereto; The Bank of New York, Citibank, N.A., Morgan Guaranty Trust Company of New York and Bank of America NT&SA, as Managing Agents; The Bank of New York, as the Documentation Agent; Citibank, N.A., as the Administrative Agent; JP Morgan Securities Inc., as the Syndication Agent; and the Agents and Co-Agents named therein.

     11.    Statement re Computation of Net Earnings Per Share.

     27.    Financial Data Schedule.