Form 10-Q
period 1997-09-30
VIACOM INC
filed 1997-11-14
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                          Commission file number 1-9553
                                                 ------

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

Number of shares of Common Stock Outstanding at October 31, 1997:

      Class A Common Stock, par value $.01 per share - 69,535,552

      Class B Common Stock, par value $.01 per share - 283,667,301

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; all amounts, except per share amounts, are in millions)

                                                                 Three months ended
                                                                    September 30,
                                                              -------------------------
                                                                  1997          1996
                                                              -----------   -----------
Revenues ...................................................  $   3,647.4   $   3,266.4

Expenses:
 Operating .................................................      2,286.1       1,968.4
 Selling, general and administrative .......................        693.5         604.2
 Depreciation and amortization .............................        225.7         200.1
                                                              -----------   -----------
      Total expenses .......................................      3,205.3       2,772.7
                                                              -----------   -----------

Operating income ...........................................        442.1         493.7

Other income (expense):
 Interest expense, net .....................................       (191.2)       (193.7)
 Other items, net ..........................................         (2.3)          0.8
                                                              -----------   -----------
Earnings from continuing operations before income taxes ....        248.6         300.8

 Provision for income taxes ................................       (216.2)       (185.8)
 Equity in loss of affiliated companies, net of tax ........        (18.4)         (5.7)
 Minority interest .........................................          4.4          (0.7)
                                                              -----------   -----------
Earnings from continuing operations ........................         18.4         108.6
Discontinued operations (Note 3):
 Loss, net of tax of $5.3 (1996) ...........................         --            (6.5)
 Gain on dispositions ......................................        415.9       1,304.3
                                                              -----------   -----------
Net earnings ...............................................        434.3       1,406.4
 Cumulative convertible preferred stock dividend requirement        (15.0)        (15.0)
                                                              -----------   -----------
Net earnings attributable to common stock ..................  $     419.3   $   1,391.4
                                                              ===========   ===========

Weighted average number of common shares and common
 share equivalents:
 Primary ...................................................        353.6         364.0
 Fully diluted .............................................        371.0         381.4

Earnings per common share:
 Primary:
  Earnings from continuing operations (Note 1) .............  $      0.01   $      0.26
  Net earnings .............................................  $      1.19   $      3.82

 Fully diluted:
  Earnings from continuing operations (Note 1) .............  $      0.05   $      0.28
  Net earnings .............................................  $      1.17   $      3.69

                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; all amounts, except per share amounts, are in millions)

                                                           Nine months ended
                                                             September 30,
                                                        ---------------------
                                                           1997        1996
                                                        ---------   ---------

Revenues .............................................  $ 9,596.0   $ 8,674.8

Expenses:
 Operating ...........................................    6,503.1     5,352.7
 Selling, general and administrative .................    1,906.4     1,707.8
 Depreciation and amortization .......................      707.4       590.0
                                                        ---------   ---------
  Total expenses .....................................    9,116.9     7,650.5
                                                        ---------   ---------

Operating income .....................................      479.1     1,024.3

Other income (expense):
 Interest expense, net ...............................     (593.0)     (602.2)
 Other items, net ....................................       62.7         1.8
                                                        ---------   ---------
Earnings (loss) from continuing
 operations before income taxes ......................      (51.2)      423.9

 Provision for income taxes ..........................     (102.4)     (262.3)
 Equity in loss of affiliated companies, net of tax ..      (73.0)       (9.3)
 Minority interest ...................................        4.5         1.2
                                                        ---------   ---------
Earnings (loss) from continuing operations ...........     (222.1)      153.5
Discontinued operations (Note 3):
 Earnings, net of tax of $10.6 (1997) and $13.0 (1996)       13.9        17.5
 Gain on dispositions ................................      428.8     1,304.3
                                                        ---------   ---------
Net earnings .........................................      220.6     1,475.3
 Cumulative convertible preferred stock dividend
  requirement ........................................      (45.0)      (45.0)
                                                        ---------   ---------
Net earnings attributable to common stock ............  $   175.6   $ 1,430.3
                                                        =========   =========

Weighted average number of common shares and common
 share equivalents:
 Primary .............................................      354.0       371.6
 Fully diluted .......................................      354.1       388.9

Earnings (loss) per common share:
 Primary:
  Earnings (loss) from continuing operations (Note 1)   $   (0.75)  $    0.29
  Net earnings .......................................  $    0.50   $    3.85

 Fully diluted:
  Earnings (loss) from continuing operations (Note 1)   $   (0.75)  $    0.39
  Net earnings .......................................  $    0.50   $    3.79


                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; all amounts, except per share amounts, are in millions)

                                                          September 30,  December 31,
                                                             1997           1996
                                                           ---------     ---------
                          Assets
Current Assets:
 Cash and cash equivalents ............................    $   218.5     $   209.0
 Receivables, less allowances of $112.3 (1997)
  and $101.3 (1996) ...................................      2,497.2       2,153.1
 Inventory (Note 5) ...................................      2,441.3       2,342.4
 Other current assets .................................        751.8         723.8
 Net assets of discontinued operations (Note 3) .......         25.3         289.4
                                                           ---------     ---------
  Total current assets ................................      5,934.1       5,717.7
                                                           ---------     ---------

Property and equipment, at cost .......................      4,228.5       3,889.7
 Less accumulated depreciation ........................      1,050.5         733.9
                                                           ---------     ---------
  Net property and equipment ..........................      3,178.0       3,155.8
                                                           ---------     ---------

Inventory (Note 5) ....................................      2,623.5       2,619.4
Intangibles, at amortized cost ........................     14,626.1      14,894.2
Other assets ..........................................      2,692.1       2,446.9
                                                           ---------     ---------
                                                           $29,053.8     $28,834.0
                                                           =========     =========

             Liabilities and Shareholders' Equity
Current Liabilities:
 Accounts payable .....................................    $   576.1     $   808.8
 Accrued compensation .................................        387.1         425.7
 Participants' share, residuals and royalties payable .        901.3         856.6
 Current portion of long-term debt ....................         67.8          62.6
 Other current liabilities ............................      2,123.3       2,115.0
                                                           ---------     ---------
  Total current liabilities ...........................      4,055.6       4,268.7
                                                           ---------     ---------

Long-term debt ........................................      9,924.8       9,855.7
Other liabilities .....................................      2,288.5       2,115.2
Commitments and contingencies (Note 7)

Shareholders' Equity:
 Cumulative convertible preferred stock, par value $.01
  per share; 200.0 shares authorized; 24.0 shares
  issued and outstanding                                     1,200.0       1,200.0
 Class A Common Stock, par value $.01 per share;
  200.0 shares authorized; 69.5 (1997) and 69.4 (1996)
  shares issued and outstanding .......................          0.7           0.7
 Class B Common Stock, par value $.01 per share;
  1,000.0 shares authorized; 283.7 (1997) and
  282.6 (1996) shares issued and outstanding ..........          2.9           2.9
 Additional paid-in capital ...........................     10,280.6      10,242.1
 Retained earnings ....................................      1,536.6       1,361.0
 Net unrealized gain on investments available for sale          31.8          --
 Cumulative translation adjustment ....................        (38.2)         11.3
                                                           ---------     ---------
                                                            13,014.4      12,818.0
 Less treasury stock, at cost; 6.5 (1997) and 6.3
  (1996) shares .......................................        229.5         223.6
                                                           ---------     ---------
  Total shareholders' equity ..........................     12,784.9      12,594.4
                                                           ---------     ---------
                                                           $29,053.8     $28,834.0
                                                           =========     =========


                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; all amounts are in millions)

                                                             Nine months ended
                                                             -----------------
                                                               September 30,
                                                               -------------
                                                             1997       1996
                                                           --------   --------
Operating Activities:
Net earnings ............................................  $  220.6   $1,475.3
Adjustments to reconcile net earnings to net cash
 flow from operating activities:
 Depreciation and amortization ..........................     707.4      607.9
 Distribution from affiliated companies .................      47.8       47.2
 Gain on dispositions, net of tax .......................    (428.8)  (1,304.3)
 Gain on television stations swap .......................    (102.1)      --
 Equity in loss of affiliated companies .................      73.0        9.3
 Interest accretion on debt .............................      13.3       13.4
 Amortization of deferred financing costs ...............      11.7        9.9
 Change in operating assets and liabilities:
  Increase in receivables ...............................    (349.9)    (422.7)
  Increase in inventory and related programming
   liabilities, net .....................................     (26.9)    (363.6)
  Increase in pre-publication costs, net ................      (9.6)     (26.4)
  Increase in prepaid expenses and other current
   assets ...............................................     (72.0)     (92.2)
  Increase in unbilled receivables ......................     (82.4)    (125.9)
  Decrease in accounts payable and accrued
   expenses .............................................    (324.5)    (425.6)
  Increase (decrease) in income taxes payable and
   deferred income taxes, net ...........................    (165.7)      45.9
  Decrease in deferred income ...........................     (90.8)     (20.8)
  Other, net ............................................     104.3      (52.3)
                                                           --------   --------
Net cash flow from operating activities .................    (474.6)    (624.9)
                                                           --------   --------

Investing Activities:
 Capital expenditures ...................................    (401.1)    (363.3)
 Investment in United Paramount Network .................    (211.0)      --
 Acquisitions, net of cash acquired .....................     (70.8)    (166.9)
 Proceeds from dispositions .............................   1,111.9    1,742.3
 Investments in and advances to affiliated companies ....     (46.5)     (77.1)
 Proceeds from sales of short-term investments ..........     135.0      116.2
 Purchases of short-term investments ....................     (75.5)    (119.6)
 Other, net .............................................      21.2        (.3)
                                                           --------   --------
Net cash flow from investing activities .................     463.2    1,131.3
                                                           --------   --------

Financing Activities:
 Short-term borrowings from (repayments to) banks, net ..     130.2     (549.5)
 Payment of capital lease obligations ...................     (80.9)     (34.2)
 Payment of cumulative convertible preferred stock
   dividends ............................................     (45.0)     (45.0)
 Proceeds from exercise of stock options and warrants ...      36.3       90.9
 Purchase of treasury stock and warrants ................      (9.8)     (69.1)
 Repayments of other notes ..............................      --        (50.9)
 Other, net .............................................      (9.9)      (4.5)
                                                           --------   --------
Net cash flow from financing activities .................      20.9     (662.3)
                                                           --------   --------
 Net increase (decrease) in cash and cash equivalents ...       9.5     (155.9)
 Cash and cash equivalents at beginning of the period ...     209.0      464.1
                                                           --------   --------
Cash and cash equivalents at end of period ..............  $  218.5   $  308.2
                                                           --------   --------

Supplemental cash flow information:
 Cash payments for interest, net of amounts capitalized .  $  669.0   $  657.4
 Cash payments for income taxes .........................      65.4      109.9

Non cash investing and financing activities:
 Property and equipment acquired under capitalized leases  $   22.7   $  104.7
 Reduction of common shares outstanding from
  split-off of discontinued operations ..................      --        625.8


                 See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION

Viacom Inc. (the "Company") is a diversified entertainment and publishing company with operations in four segments: (i) Networks and Broadcasting, (ii) Entertainment, (iii) Video and Music/Theme Parks, and (iv) Publishing. In accordance with Accounting Principles Board Opinion ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Company has presented the following lines of business as discontinued operations: Viacom Radio Stations, which the Company sold to Evergreen Media Corporation for $1.075 billion in cash on July 2, 1997; its interactive game businesses for which the Company has adopted a plan of disposal, including Virgin Interactive Entertainment Limited ("Virgin"), a unit of Spelling Entertainment Group Inc. ("Spelling"); and Viacom Cable, which was split-off from the Company on July 31, 1996. (See Note 3).

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company's most recent annual report on Form 10-K. The Statements of Operations for the third quarter and nine months ended September 30, 1996 have been reclassified to conform with the current year discontinued operations presentation.

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

Net earnings per common share -- Primary net earnings per common share is calculated based on the weighted average number of common shares outstanding during each period, and, if dilutive, the effects of common shares potentially issuable in connection with stock options and warrants. For the third quarter ended September 30, 1997 and the third quarter and nine months ended September 30, 1996, fully diluted earnings per share reflects the assumed conversion of preferred stock which is dilutive to net earnings per common share. Fully diluted earnings per share from continuing operations exceeds primary earnings per share from continuing operations due to the assumed conversion of the preferred stock.

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

2) SUBSEQUENT EVENTS

On October 21, 1997, the Company completed the sale of its half-interest in USA Networks, including the Sci-Fi Channel, to The Seagram Company, Ltd. for a total of $1.7 billion in cash. The Company will record a pre-tax gain on the transaction of approximately $1.1 billion in the fourth quarter of 1997. The net proceeds from this transaction were used to repay debt.

On April 18, 1997, the Company announced its intention to acquire additional shares of Spelling's outstanding common stock and increased the Company's ownership to approximately 80%. During the period through November 11, 1997, the Company acquired additional shares of Spelling's outstanding common stock sufficient to meet this objective. The purchase of additional shares permits the Company to consolidate Spelling's results for tax purposes. The Company has no plans to increase its ownership beyond approximately 80%.

3) DISCONTINUED OPERATIONS

In accordance with APB 30, the Company has presented the following lines of business as discontinued operations: Viacom Radio Stations, its interactive game businesses including Virgin, and Viacom Cable.

On July 2, 1997, the Company completed the sale of Viacom Radio Stations to Evergreen Media Corporation for $1.075 billion in cash. As a result of the sale, the Company realized a gain on disposition of approximately $782.3 million, or $415.9 million net of tax, in the third quarter of 1997.

The Company is continuing to pursue its plan to dispose of its interactive game businesses and expects to complete a transaction in 1998. For the third quarter and nine months ended September 30, 1997, revenues of the interactive game businesses were $40.2 million and $128.4 million, respectively, and operating losses were $24.4 million and $51.5 million, respectively. These losses were provided for in the estimated loss on disposal of $159.3 million, which included a provision for future operating losses of approximately $58.0 million, as of December 31, 1996.

On July 31, 1996, the Company completed the split-off of its Cable segment pursuant to an exchange offer and related transactions. As a result, the Company realized a gain of $1.317 billion, reduced its debt and retired approximately 4.1% of the total outstanding common shares.

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

Results of discontinued operations:
                                                 Interactive   Radio   Cable     Total
                                                 -----------   -----   -----     -----
For the three months ended September 30, 1996
Revenues ......................................    $ 56.5     $ 29.1   $ --     $ 85.6
Earnings (loss) from operations before
   income taxes ...............................     (11.2)       9.0     --       (2.2)
Benefit (provision)  for income taxes .........      (6.1)       0.8     --       (5.3)
Net earnings (loss) ...........................     (16.2)       9.7     --       (6.5)

For the nine months ended September 30, 1997(1)
Revenues ......................................    $ --       $ 57.1   $ --     $ 57.1
Earnings from operations before
   income taxes ...............................      --         24.5     --       24.5
Provision  for income taxes ...................      --        (10.6)    --      (10.6)
Net earnings ..................................      --         13.9     --       13.9

For the nine months ended September 30, 1996
Revenues ......................................    $127.0     $ 83.9   $236.9   $447.8
Earnings (loss) from operations before
   income taxes ...............................     (47.5)      23.3     50.5     26.3
Benefit (provision) for income taxes ..........      16.7       (8.2)   (21.5)   (13.0)
Net earnings (loss) ...........................     (25.8)      15.0     28.3     17.5

(1) Results of operations of the interactive game businesses for the three and nine months ended September 30, 1997 were provided for in the estimated loss on disposal.


Financial position:                            At September 30, 1997(2)  At December 31, 1996(3)
                                               ------------------------  -----------------------
 Current assets................................         $68.7                     $217.8
 Net property and equipment....................          17.1                       30.6
 Other assets..................................         185.1                      526.3
 Total liabilities.............................        (245.6)                    (485.3)
                                                       ------                     ------
 Net assets of discontinued operations.........         $25.3                     $289.4
                                                       ======                     ======

(2)   Financial position data reflects Interactive game businesses.
(3)   Financial position data reflects Radio & Interactive game businesses.

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

4) BLOCKBUSTER CHARGES

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

In 1996, Blockbuster adopted a plan to abandon certain Music retail stores, relocate its headquarters and eliminate third party distributors domestically. As a result of such plan, Blockbuster recognized during the fourth quarter of 1996 a restructuring charge of approximately $88.9 million principally reflecting costs associated with the closing of approximately 10% or 50 of its Music retail stores and costs associated with relocating Blockbuster's headquarters from Fort Lauderdale to Dallas. As a result of the Music retail store closings, Blockbuster recognized lease termination costs of $28.3 million and accrued shut-down and other costs of $14.6 million as part of the restructuring charge. Through September 30, 1997, the Company paid and charged approximately $22.3 million against these liabilities. The Company expects to substantially complete the activities related to the Music retail store closings by the end of 1998.

In the fourth quarter of 1996, Blockbuster recognized $25 million of estimated severance benefits payable to approximately 650 employees of its Fort Lauderdale headquarters who had chosen not to relocate. Blockbuster, through the restructuring charge, also recognized $21.0 million of other costs of exiting Fort Lauderdale and eliminating third party distributors. The Company expects to complete construction of the Blockbuster distribution center by the end of 1997. Through September 30, 1997, the Company paid and charged against the severance liability and other exit costs approximately $13.8 million. The Blockbuster relocation to Dallas was completed during the second quarter of 1997.

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

5) INVENTORIES

                                          September 30, 1997   December 31, 1996
                                          ------------------   -----------------
Prerecorded music and videocassettes ..       $  599.3             $  564.2
Videocassette rental inventory ........          689.7                668.2
Publishing:
 Finished goods .......................          313.3                298.4
 Work in process ......................           38.7                 33.9
 Material and supplies ................           34.9                 14.5
Other .................................           19.7                 12.3
                                              --------             --------
                                               1,695.6              1,591.5
 Less current portion .................        1,005.9                923.3
                                              --------             --------
                                              $  689.7             $  668.2
                                              --------             --------
Theatrical and television inventory:
 Theatrical and television productions:
  Released ............................       $1,772.2             $1,811.3
  Completed, not released .............           26.2                 32.6
  In process and other ................          348.0                352.6
 Program rights .......................        1,222.8              1,173.8
                                              --------             --------
                                               3,369.2              3,370.3
 Less current portion .................        1,435.4              1,419.1
                                              --------             --------

                                              $1,933.8             $1,951.2
                                              --------             --------

Total Current Inventory ...............       $2,441.3             $2,342.4
                                              ========             ========

Total Non-Current Inventory ...........       $2,623.5             $2,619.4
                                              ========             ========

6) LONG-TERM DEBT

Effective March 26, 1997, the Company and Viacom International Inc. entered into amended and restated Credit Agreements of $6.4 billion (the "Viacom Credit Agreement") and $100 million (the "Viacom International Credit Agreement", together with the Viacom Credit Agreement, collectively the "Credit Agreements").

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

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

As of September 30, 1997, the Company's scheduled maturities of indebtedness through December 31, 2001, assuming full utilization of the Credit Agreements are $54.3 million (1997), $1.1 billion (1998), $1.2 billion (1999), $1.7 billion
(2000) and $2.1 billion (2001). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

7) COMMITMENTS AND CONTINGENCIES

The commitments of the Company for program license fees which are not reflected in the balance sheet as of September 30, 1997, estimated to aggregate approximately $2.1 billion, principally reflect commitments of approximately $1.9 billion under Showtime Networks Inc.'s ("SNI's") exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

8) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated annual effective tax rate of 85.7% for 1997 and 61.9% for 1996, were both adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the estimated annual effective tax rate would have been 38.4% for 1997 and 36.7% for 1996.

Due to the unusual and non-recurring nature of the second quarter Blockbuster charge, its full income tax effect is reflected in the second quarter 1997 tax provision and is excluded from the estimated annual effective tax rate. In addition, the full income tax effect of the fourth quarter gain on the sale of USA Networks will be reflected in the fourth quarter 1997 tax provision and is also excluded from the estimated annual effective tax rate.

9) TREASURY STOCK

On September 5, 1996, the Company, together with NAI, initiated a joint purchase program for each to acquire up to $250 million, or $500 million in total, of the Company's Class A Common Stock, Class B Common Stock, and, as to the Company, Viacom Warrants. As of September 30, 1997, the joint purchase program is complete, with the Company having repurchased 659,700 shares of Class A Common Stock, 5,816,300 shares of Class B Common Stock and 6,824,590 Viacom Five-Year Warrants, expiring on July 7, 1999, for approximately $250.0 million in the aggregate. The cost of the acquired treasury stock has been reflected separately as a reduction to shareholders' equity. The cost of the acquired warrants has been reflected as a reduction to additional paid-in capital and such warrants have been canceled.

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

As of September 30, 1997, NAI has separately acquired 1,282,200 shares of Class A Common Stock and 5,602,000 shares of Class B Common Stock pursuant to the joint purchase program for approximately $249.6 million, raising its ownership to approximately 67% of Class A Common Stock and approximately 28% of Class A and Class B Common Stock on a combined basis.

At September 30, 1997 and December 31, 1996, respectively, there were 11,521,945 and 12,889,316 outstanding Viacom Five-Year Warrants, expiring July 7, 1999 and at December 31, 1996 there were 30,576,562 outstanding Viacom Three-Year Warrants, which expired July 7, 1997. The decrease in the outstanding Viacom Five-Year Warrants is attributable to the stock repurchase program.

10) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                            Three Months Ended September 30, 1997
                                             -----------------------------------------------------------------
                                                                           Non-                       The
                                              Viacom         Viacom     Guarantor                   Company
                                               Inc.      International  Affiliates  Eliminations  Consolidated
                                               ----      -------------  ----------  ------------  ------------
Revenues ..................................  $    6.8      $  380.6      $3,268.4    $   (8.4)       $3,647.4

Expenses:
    Operating .............................       6.0         118.7       2,169.8        (8.4)        2,286.1
    Selling, general and administrative ...       0.7         135.5         557.3        --             693.5
    Depreciation and amortization .........       0.8          17.3         207.6        --             225.7
                                             --------      --------      --------    --------        --------
         Total expenses ...................       7.5         271.5       2,934.7        (8.4)        3,205.3
                                             --------      --------      --------    --------        --------

Operating income (loss) ...................      (0.7)        109.1         333.7        --             442.1

Other expense:
    Interest expense, net .................    (160.2)        (12.3)        (18.7)       --            (191.2)
    Other items, net ......................      --            (0.2)         (2.1)       --              (2.3)
                                             --------      --------      --------    --------        --------
Earnings (loss) from continuing operations
    before income taxes ...................    (160.9)         96.6         312.9        --             248.6
    Benefit (provision) for income taxes ..      67.6         (40.6)       (243.2)       --            (216.2)
    Equity in earnings (loss) of affiliated
      companies, net of tax ...............     527.6          56.1          (1.9)     (600.2)          (18.4)
    Minority interest .....................      --            (0.3)          4.7        --               4.4
                                             --------      --------      --------    --------        --------
Earnings from continuing operations .......     434.3         111.8          72.5      (600.2)           18.4
Discontinued operations:
    Earnings, net of tax ..................      --            --            --          --              --
    Gain on dispositions ..................      --           415.9          --          --             415.9
                                             --------      --------      --------    --------        --------
Net earnings ..............................     434.3         527.7          72.5      (600.2)          434.3
    Cumulative convertible preferred
      stock dividend requirement ..........     (15.0)         --            --          --             (15.0)
                                             --------      --------      --------    --------        --------
Net earnings attributable to common
    stock .................................  $  419.3      $  527.7      $   72.5    $ (600.2)       $  419.3
                                             ========      ========      ========    ========        ========

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                             Nine Months Ended September 30, 1997
                                             -----------------------------------------------------------------
                                                                           Non-                       The
                                              Viacom         Viacom     Guarantor                   Company
                                               Inc.      International  Affiliates  Eliminations  Consolidated
                                               ----      -------------  ----------  ------------  ------------
Revenues ..................................  $   15.1      $  983.1      $8,617.5    $  (19.7)       $9,596.0

Expenses:
    Operating .............................      12.0         326.5       6,184.3       (19.7)        6,503.1
    Selling, general and administrative ...       1.2         362.8       1,542.4        --           1,906.4
    Depreciation and amortization .........       1.4          49.2         656.8        --             707.4
                                             --------      --------      --------    --------        --------
         Total expenses ...................      14.6         738.5       8,383.5       (19.7)        9,116.9
                                             --------      --------      --------    --------        --------

Operating income ..........................       0.5         244.6         234.0        --             479.1

Other income (expense):
    Interest expense, net .................    (492.4)        (44.8)        (55.8)       --            (593.0)
    Other items, net ......................      --            (1.8)         64.5        --              62.7
                                             --------      --------      --------    --------        --------
Earnings (loss) from continuing operations
    before income taxes ...................    (491.9)        198.0         242.7        --             (51.2)
    Benefit (provision) for income taxes ..     206.6         (83.2)       (225.8)       --            (102.4)
    Equity in earnings (loss) of affiliated
      companies, net of tax ...............     505.6         (39.4)        (28.8)     (510.4)          (73.0)
    Minority interest .....................      --            (1.3)          5.8        --               4.5
                                             --------      --------      --------    --------        --------
Earnings (loss) from continuing
    operations ............................     220.3          74.1          (6.1)     (510.4)         (222.1)
Discontinued operations:
    Earnings, net of tax ..................       0.3           2.7          10.9        --              13.9
    Gain on dispositions ..................      --           428.8          --          --             428.8
                                             --------      --------      --------    --------        --------
Net earnings ..............................     220.6         505.6           4.8      (510.4)          220.6
    Cumulative convertible preferred
      stock dividend requirement ..........     (45.0)         --            --          --             (45.0)
                                             --------      --------      --------    --------        --------
Net earnings attributable to
    common stock ..........................  $  175.6      $  505.6      $    4.8    $ (510.4)       $  175.6
                                             ========      ========      ========    ========        ========

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                            Three Months Ended September 30, 1996
                                             -----------------------------------------------------------------
                                                                           Non-                       The
                                              Viacom         Viacom     Guarantor                   Company
                                               Inc.      International  Affiliates  Eliminations  Consolidated
                                               ----      -------------  ----------  ------------  ------------
Revenues ..................................  $     --      $  326.8      $2,950.9    $  (11.3)       $3,266.4

Expenses:
    Operating .............................        --          94.1       1,885.6       (11.3)        1,968.4
    Selling, general and administrative ...      (0.5)        129.2         475.5          --           604.2
    Depreciation and amortization .........        --          15.8         184.3          --           200.1
                                             --------      --------      --------    --------        --------

         Total expenses ...................      (0.5)        239.1       2,545.4       (11.3)        2,772.7
                                             --------      --------      --------    --------        --------

Operating income ..........................       0.5          87.7         405.5          --           493.7

Other income (expense):
    Interest expense, net .................    (139.8)        (38.2)        (15.7)         --          (193.7)
    Other items, net ......................        --           0.2           0.6          --             0.8
                                             --------      --------      --------    --------        --------
Earnings (loss) from continuing operations
   before income taxes ....................    (139.3)         49.7         390.4          --           300.8
    Benefit (provision) for income taxes ..      57.1         (22.4)       (220.5)         --          (185.8)
    Equity in earnings (loss) of affiliated
      companies, net of tax ...............   1,487.3         152.3           9.1    (1,654.4)           (5.7)
    Minority interest .....................        --          (0.3)          4.1        (4.5)           (0.7)
                                             --------      --------      --------    --------        --------
Earnings from continuing operations .......   1,405.1         179.3         183.1    (1,658.9)          108.6
Discontinued operations:
    Earnings (loss), net of tax ...........       1.3          (6.1)         (6.2)        4.5            (6.5)
    Gain on dispositions ..................        --       1,304.3            --          --         1,304.3
                                             --------      --------      --------    --------        --------
Net earnings ..............................   1,406.4       1,477.5         176.9    (1,654.4)        1,406.4
    Cumulative convertible preferred
      stock dividend requirement ..........     (15.0)           --            --          --           (15.0)
                                             --------      --------      --------    --------        --------

Net earnings attributable to common stock .  $1,391.4      $1,477.5      $  176.9   $(1,654.4)       $1,391.4
                                             ========      ========      ========    ========        ========

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                             Nine Months Ended September 30, 1996
                                             -----------------------------------------------------------------
                                                                           Non-                       The
                                              Viacom         Viacom     Guarantor                   Company
                                               Inc.      International  Affiliates  Eliminations  Consolidated
                                               ----      -------------  ----------  ------------  ------------
Revenues ..................................  $     --      $  840.1      $7,856.3    $  (21.6)       $8,674.8

Expenses:
    Operating .............................        --         264.6       5,109.7       (21.6)        5,352.7
    Selling, general and administrative ...      (1.8)        348.3       1,361.3          --         1,707.8
    Depreciation and amortization .........        --          42.9         547.1          --           590.0
                                             --------      --------      --------    --------        --------

         Total expenses ...................      (1.8)        655.8       7,018.1       (21.6)        7,650.5
                                             --------      --------      --------    --------        --------

Operating income ..........................       1.8         184.3         838.2          --         1,024.3

Other income (expense):
    Interest expense, net .................    (452.3)       (101.4)        (48.5)         --          (602.2)
    Other items, net ......................        --          (2.9)          4.7          --             1.8
                                             --------      --------      --------    --------        --------
Earnings (loss) from continuing operations

    before income taxes ...................    (450.5)         80.0         794.4          --           423.9
    Benefit (provision) for income taxes ..     184.7         (36.0)       (411.0)         --          (262.3)
    Equity in earnings (loss) of affiliated
      companies, net of tax ...............   1,739.0         262.1          31.2    (2,041.6)           (9.3)
    Minority interest .....................        --          (1.0)          6.7        (4.5)            1.2
                                             --------      --------      --------    --------        --------
Earnings from continuing operations .......   1,473.2         305.1         421.3    (2,046.1)          153.5
Discontinued operations:
    Earnings (loss), net of tax ...........       2.1         (10.2)         21.1         4.5            17.5
    Gain on dispositions ..................        --       1,304.3            --          --         1,304.3
                                             --------      --------      --------    --------        --------
Net earnings ..............................   1,475.3       1,599.2         442.4    (2,041.6)        1,475.3
    Cumulative convertible preferred
      stock dividend requirement ..........     (45.0)           --            --          --           (45.0)
                                             --------      --------      --------    --------        --------
Net earnings attributable to
    common stock ..........................  $1,430.3      $1,599.2      $  442.4   $(2,041.6)       $1,430.3
                                             ========      ========      ========    ========        ========

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                     September 30, 1997
                                             -----------------------------------------------------------------
                                                                           Non-                       The
                                              Viacom         Viacom     Guarantor                   Company
                                               Inc.      International  Affiliates  Eliminations  Consolidated
                                               ----      -------------  ----------  ------------  ------------
Assets
Current Assets:
     Cash and cash equivalents .............  $     3.0    $    57.4     $   158.1  $       --       $   218.5
     Receivables, net ......................        6.0        317.2       2,227.6       (53.6)        2,497.2
     Inventory .............................       13.0        150.2       2,278.1          --         2,441.3
     Other current assets ..................         .5         98.0         653.3          --           751.8
     Net assets of discontinued
        operations .........................         --        (11.9)         37.2          --            25.3
                                              ---------    ---------     ---------  ----------       ---------
        Total current assets ...............       22.5        610.9       5,354.3       (53.6)        5,934.1
                                              ---------    ---------     ---------  ----------       ---------

Property and equipment .....................        9.9        460.1       3,758.5          --         4,228.5
     Less accumulated depreciation .........        1.9        119.7         928.9          --         1,050.5
                                              ---------    ---------     ---------  ----------       ---------
        Net property and equipment .........        8.0        340.4       2,829.6          --         3,178.0
                                              ---------    ---------     ---------  ----------       ---------

Inventory ..................................       22.7        272.7       2,328.1                     2,623.5
Intangibles, at amortized cost .............      113.2        538.7      13,974.2                    14,626.1
Investments in consolidated subsidiaries ...    8,053.9     10,836.7            --   (18,890.6)             --
Other assets ...............................       83.2        251.3       2,337.5        20.1         2,692.1
                                              ---------    ---------     ---------  ----------       ---------
                                              $ 8,303.5    $12,850.7     $26,823.7  $(18,924.1)      $29,053.8
                                              =========    =========     =========  ==========       =========
Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable ......................  $      --    $    16.3     $   593.8  $    (34.0)      $   576.1
     Accrued compensation ..................         --        107.5         279.6          --           387.1
     Participants' share, residuals and
         royalties payable .................         --           --         901.3          --           901.3
     Current portion of long-term debt .....         --          6.0          61.8          --            67.8
     Other current liabilities .............      179.5      1,343.2       1,149.0      (548.4)        2,123.3
                                              ---------    ---------     ---------  ----------       ---------

       Total current liabilities ...........      179.5      1,473.0       2,985.5      (582.4)        4,055.6
                                              ---------    ---------     ---------  ----------       ---------

Long-term debt .............................    7,136.5      2,095.6         692.7          --         9,924.8
Other liabilities ..........................  (12,453.0)    (4,438.9)     21,895.3    (2,714.9)        2,288.5

Shareholders' equity:
     Cumulative convertible preferred stock.    1,200.0           --            --          --         1,200.0
     Common Stock ..........................        3.6        231.5         770.0    (1,001.5)            3.6
     Additional paid-in capital ............   10,280.6      8,987.5       1,048.1   (10,035.6)       10,280.6
     Retained earnings .....................    2,185.8      4,434.6        (494.1)   (4,589.7)        1,536.6
     Net unrealized gain on investments
       available for sale ..................         --         30.8           1.0          --            31.8
     Cumulative translation adjustment .....         --         36.6         (74.8)         --           (38.2)
                                              ---------    ---------     ---------  ----------       ---------
                                               13,670.0     13,721.0       1,250.2   (15,626.8)       13,014.4
     Less treasury stock, at cost ..........      229.5           --            --          --           229.5
                                              ---------    ---------     ---------  ----------       ---------
             Total shareholders' equity ....   13,440.5     13,721.0       1,250.2   (15,626.8)       12,784.9
                                              ---------    ---------     ---------  ----------       ---------
                                              $ 8,303.5    $12,850.7     $26,823.7  $(18,924.1)      $29,053.8
                                              =========    =========     =========  ==========       =========

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                     December 31, 1996
                                             -----------------------------------------------------------------
                                                                           Non-                       The
                                              Viacom         Viacom     Guarantor                   Company
                                               Inc.      International  Affiliates  Eliminations  Consolidated
                                               ----      -------------  ----------  ------------  ------------
Assets
Current Assets:
     Cash and cash equivalents .........     $    19.0     $    61.2     $   128.8   $      --       $   209.0
     Receivables, net ..................            --         308.6       1,878.1       (33.6)        2,153.1
     Inventory .........................            --         135.5       2,206.9          --         2,342.4
     Other current assets ..............            --         117.2         580.3        26.3           723.8
     Net assets of discontinued
        operations .....................          47.3          41.3         200.8          --           289.4
                                             ---------     ---------     ---------   ---------       ---------
        Total current assets ...........          66.3         663.8       4,994.9        (7.3)        5,717.7
                                             ---------     ---------     ---------   ---------       ---------

Property and equipment .................            --         458.1       3,431.6          --         3,889.7
     Less accumulated depreciation .....            --          96.6         637.3          --           733.9
                                             ---------     ---------     ---------   ---------       ---------
        Net property and equipment .....            --         361.5       2,794.3          --         3,155.8
                                             ---------     ---------     ---------   ---------       ---------

Inventory ..............................            --         233.8       2,385.6          --         2,619.4
Intangibles, at amortized cost .........            --         550.0      14,344.2          --        14,894.2
Investments in consolidated subsidiaries       7,536.8      10,773.2            --   (18,310.0)             --
Other assets ...........................          74.2         313.3       2,107.6       (48.2)        2,446.9
                                             ---------     ---------     ---------   ---------       ---------
                                             $ 7,677.3     $12,895.6     $26,626.6  $(18,365.5)      $28,834.0
                                             =========     =========     =========   =========       =========

Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable ..................     $      --     $    40.3     $   785.1   $   (16.6)      $   808.8
     Accrued compensation ..............            --         118.8         308.4        (1.5)          425.7
     Participants share, residuals and
        royalties payable ..............            --            --         856.6          --           856.6
     Current portion of long-term debt .            --           7.3          55.3          --            62.6
     Other current liabilities .........         282.2       1,227.3       1,174.3      (568.8)        2,115.0
                                             ---------     ---------     ---------   ---------       ---------

       Total current liabilities .......         282.2       1,393.7       3,179.7      (586.9)        4,268.7
                                             ---------     ---------     ---------   ---------       ---------

Long-term debt .........................       6,844.0       2,159.0         952.7      (100.0)        9,855.7
Other liabilities ......................     (12,665.3)     (3,711.5)     21,178.3    (2,686.3)        2,115.2

Shareholders' equity:
     Cumulative convertible preferred
        stock ..........................       1,200.0            --            --          --         1,200.0
     Common Stock ......................           3.5         157.6         770.1      (927.6)            3.6
     Additional paid-in capital ........      10,226.9       8,944.0       1,056.7    (9,985.5)       10,242.1
     Retained earnings .................       2,009.6       3,917.5        (486.9)   (4,079.2)        1,361.0
     Cumulative translation adjustment .            --          35.3         (24.0)         --            11.3
                                             ---------     ---------     ---------   ---------       ---------
                                              13,440.0      13,054.4       1,315.9   (14,992.3)       12,818.0
     Less treasury stock, at cost ......         223.6            --            --          --           223.6
                                             ---------     ---------     ---------   ---------       ---------
             Total shareholders' equity       13,216.4      13,054.4       1,315.9   (14,992.3)       12,594.4
                                             ---------     ---------     ---------   ---------       ---------
                                             $ 7,677.3     $12,895.6     $26,626.6  $(18,365.5)      $28,834.0
                                             =========     =========     =========   =========       =========

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                 Nine Months Ended September 30, 1997
                                                 -----------------------------------------------------------------
                                                                               Non-                       The
                                                  Viacom         Viacom     Guarantor                   Company
                                                   Inc.      International  Affiliates  Eliminations  Consolidated
                                                   ----      -------------  ----------  ------------  ------------
Net cash flow from operating activities .......  $   30.6      $ (213.1)     $ (292.1)   $     --        $ (474.6)
                                                 --------      --------      --------    --------        --------

Investing Activities:
   Capital expenditures .......................        --         (14.1)       (387.0)         --          (401.1)
   Investment in United Paramount Network .....        --            --        (211.0)         --          (211.0)
   Acquisitions, net of cash acquired .........        --            --         (70.8)         --           (70.8)
   Proceeds from dispositions .................        --       1,111.9            --          --         1,111.9
   Investments in and advances to
      affiliated companies ....................        --         (31.6)        (14.9)         --           (46.5)
   Proceeds from sale of short-term investments                   135.0            --          --           135.0
   Purchases of short-term investments ........                   (75.5)           --          --           (75.5)
   Other, net .................................      (9.0)        (15.5)         45.7          --            21.2
                                                 --------      --------      --------    --------        --------
Net cash flow from investing activities .......      (9.0)      1,110.2        (638.0)         --           463.2
                                                 --------      --------      --------    --------        --------


Financing Activities:
   Short-term borrowings from (repayments to)
     banks, net ...............................     256.2        (148.0)         22.0          --           130.2
   Payment of capital lease obligations .......                   (18.8)        (62.1)         --           (80.9)
   Payment of cumulative convertible preferred
     stock dividends ..........................     (45.0)           --            --          --           (45.0)
   Proceeds from exercise of stock options
     and warrants .............................      36.3                                      --            36.3
   Purchase of treasury stock & warrants ......      (9.8)           --            --          --            (9.8)
   Increase (decrease) in intercompany
     payables .................................    (265.5)       (734.0)        999.5          --              --
   Other, net .................................      (9.8)          (.1)           --          --            (9.9)
                                                 --------      --------      --------    --------        --------
Net cash flow from financing activities .......     (37.6)       (900.9)        959.4          --            20.9
                                                 --------      --------      --------    --------        --------
   Net increase (decrease) in cash
     and cash equivalents .....................     (16.0)         (3.8)         29.3          --             9.5
   Cash and cash equivalents at beginning
     of period ................................      19.0          61.2         128.8          --           209.0
                                                 --------      --------      --------    --------        --------
Cash and cash equivalents at end of period ....  $    3.0      $   57.4      $  158.1    $     --        $  218.5
                                                 ========      ========      ========    ========        ========

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                   Nine Months Ended September 30, 1996
                                                   -----------------------------------------------------------------
                                                                                 Non-                       The
                                                    Viacom         Viacom     Guarantor                   Company
                                                     Inc.      International  Affiliates  Eliminations  Consolidated
                                                     ----      -------------  ----------  ------------  ------------
Net cash flow from operating activities .........  $1,656.3      $(1,440.7)    $ (840.5)   $     --        $ (624.9)
                                                   --------      --------      --------    --------        --------

Investing Activities:
    Capital expenditures ........................        --         (71.1)       (292.2)         --          (363.3)
    Acquisitions, net of cash acquired ..........        --            --        (166.9)         --          (166.9)
    Proceeds from dispositions ..................        --       1,700.0          42.3          --         1,742.3
    Investments in and advances to
      affiliated companies ......................        --         (60.0)        (17.1)         --           (77.1)
    Proceeds from sale of short-term investments         --         116.2            --          --           116.2
    Purchases of short-term investments .........        --        (119.6)           --          --          (119.6)
    Other, net ..................................        --            --           (.3)         --             (.3)
                                                   --------      --------      --------    --------        --------
Net cash flow from investing activities .........        --       1,565.5        (434.2)         --         1,131.3
                                                   --------      --------      --------    --------        --------

Financing Activities:
    Short-term borrowings from (repayments
      to) banks, net ............................  (1,000.3)        407.0          43.8          --          (549.5)
    Payment of capital lease obligations ........        --          (1.1)        (33.1)         --           (34.2)
    Payment of cumulative convertible preferred
      stock dividends ...........................     (45.0)           --            --          --           (45.0)
    Proceeds from exercise of stock options
      and warrants ..............................      90.9            --            --          --            90.9
    Purchase of treasury stock ..................     (69.1)           --            --          --           (69.1)
    Repayment of other notes ....................        --         (12.0)        (38.9)         --           (50.9)
    Increase (decrease) in intercompany
      payables ..................................    (657.0)       (613.5)      1,270.5          --              --
    Other, net ..................................      (1.9)         (2.6)           --          --            (4.5)
                                                   --------      --------      --------    --------        --------
Net cash flow from financing activities .........  (1,682.4)       (222.2)      1,242.3          --          (662.3)
                                                   --------      --------      --------    --------        --------
    Net decrease in cash and
      cash equivalents ..........................     (26.1)        (97.4)        (32.4)         --          (155.9)
    Cash and cash equivalents at beginning
      of period .................................      47.4         223.3         193.4          --           464.1
                                                   --------      --------      --------    --------        --------
Cash and cash equivalents at end of period ......  $   21.3      $  125.9      $  161.0    $     --        $  308.2
                                                   ========      ========      ========    ========        ========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Management's discussion and analysis of the combined results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes.

The following tables set forth revenues and operating income by business segment, for the three months and the nine months ended September 30, 1997 and 1996. Results for each period presented exclude contributions from Viacom Radio Stations, which were sold to Evergreen Media Corporation on July 2, 1997; the interactive game businesses for which the Company has adopted a plan of disposal; and the Cable segment, which was split-off from the Company on July 31, 1996 (See Note 3 of Notes to Consolidated Financial Statements).

                                 Three months ended              Nine months ended
                                   September 30,                   September 30,
                                   -------------                   -------------
                                 1997       1996        Percent   1997      1996         Percent
                                 ----       ----         B/(W)    ----      ----          B/(W)
                                  (In millions)          -----            (In millions)   -----
Revenues:
Networks and Broadcasting ..  $  681.2   $  620.6         10%   $1,883.5   $1,700.6         11%
Entertainment ..............     979.8      808.1         21     2,843.0    2,442.1         16
Video and Music/
         Theme Parks .......   1,161.2    1,070.8          8     3,173.8    2,878.5         10
Publishing .................     859.8      785.4          9     1,794.0    1,690.9          6
Intercompany ...............     (34.6)     (18.5)       (87)      (98.3)     (37.3)      (164)
                              --------   --------               --------   --------
         Total .............  $3,647.4   $3,266.4         12    $9,596.0   $8,674.8         11
                              ========   ========               ========   ========

Operating income (loss): (a)
Networks and Broadcasting ..  $  201.3   $  165.6         22%   $  493.5   $  413.1         19%
Entertainment ..............      70.2       54.3         29       227.4      281.7        (19)
Video and Music/
         Theme Parks .......      32.7      131.6        (75)     (247.2)     301.1       (182)
Publishing .................     191.7      189.5          1       150.5      157.6         (5)
Corporate ..................     (53.8)     (47.3)       (14)     (145.1)    (129.2)       (12)
                              --------   --------               --------   --------
         Total .............  $  442.1   $  493.7        (10)   $  479.1   $1,024.3        (53)
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

                 Management's Discussion and Analysis of Results
                      Of Operations and Financial Condition

EBITDA

The following table sets forth EBITDA (defined as operating income (loss) before depreciation and amortization) for the three months and nine months ended September 30, 1997 and 1996. EBITDA does not reflect the effect of significant amounts of amortization of goodwill related to business combinations accounted for under the purchase method. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

                               Three months ended              Nine months ended
                                 September 30,                   September 30,
                                 -------------                   -------------
                               1997       1996    Percent      1997        1996      Percent
                               ----       ----     B/(W)       ----        ----       B/(W)
                                (In millions)      -----            (In millions)     -----
EBITDA:
Networks and Broadcasting  $  233.2   $  197.0         18%   $  593.3   $  502.3         18%
Entertainment ...........     103.1       86.0         20       325.2      376.5        (14)
Video and Music/
         Theme Parks ....     145.4      231.1        (37)      126.4      588.1        (79)
Publishing ..............     231.3      223.1          4       268.2      266.7          1
Corporate ...............     (45.2)     (43.4)        (4)     (126.6)    (119.3)        (6)
                           --------   --------               --------   --------
         Total ..........  $  667.8   $  693.8         (4)   $1,186.5   $1,614.3        (27)
                           ========   ========               ========   ========

RESULTS OF OPERATIONS

Revenues increased 12% to $3.65 billion and 11% to $9.60 billion for the three-and nine-month periods ended September 30, 1997, respectively, from $3.27 billion and $8.67 billion for the same prior-year periods. Revenue increases were driven by the Entertainment segment which reported increased television programming as well as domestic and foreign home video revenues, and the Networks and Broadcasting segment which reported increased advertising and affiliate revenues for each period.

Total expenses increased 16% to $3.21 billion and 19% to $9.12 billion for the quarter and nine-month period ended September 30, 1997, respectively, from $2.77 billion and $7.65 billion for the same prior-year periods. Expenses reflect normal increases associated with revenue growth. Additionally, Blockbuster experienced increased rental tape amortization costs and higher expenses attributable to the interim effects of the change in strategic emphasis back to video rental from broad based retail. Expense increases for the nine months were driven by Blockbuster reducing the carrying value of excess retail inventory and reorganizing and closing underperforming stores in certain international markets as well as normal increases associated with revenue growth.

Operating income decreased 10% to $442.1 million and 53% to $479.1 million for the three-and nine-month periods ended September 30, 1997, respectively, from operating income of $493.7 million and $1.02 billion for the same prior-year periods. Operating results reflect $100 million of EBITDA in the first quarter of 1996 from programming licenses related to Paramount's agreement with Kirch Group, which more than offset $45 million of EBITDA for the first nine months of 1997 from programming licenses with Television Par Satellite. Results were also affected by decreased Blockbuster Video margins due to increased expenses as described above.

                 Management's Discussion and Analysis of Results
                      Of Operations and Financial Condition

Segment Results of Operations

Networks and Broadcasting (Basic Cable and Premium Subscription Television Program Services and Television Stations)

                  Three months ended                Nine months ended
                     September 30,                    September 30,
                     -------------      Percent       -------------      Percent
                   1997      1996        B/(W)      1997       1996       B/(W)
                   ----      ----        -----      ----       ----       -----
                    (In millions)                    (In millions)

Revenues          $681.2    $620.6        10%     $1,883.5   $1,700.6     11%
Operating Income  $201.3    $165.6        22      $  493.5   $  413.1     19
EBITDA            $233.2    $197.0        18      $  593.3   $  502.3     18

The Networks and Broadcasting segment is comprised of MTV Networks ("MTVN"), basic cable television program services, Showtime Networks Inc. ("SNI"), premium subscription television program services and the Paramount Television Stations Group ("PSG").

For the third quarter of 1997, MTVN revenues of $401.5 million, EBITDA of $175.1 million and operating income of $159.1 million increased 15%, 18% and 21%, respectively, over the same three-month period last year. For the nine months ended September 30, 1997, MTVN revenues of $1.04 billion, EBITDA of $416.7 million and operating income of $369.8 million increased 15%, 18% and 21%, respectively, over the same nine-month period last year. The increase in MTVN revenues principally reflects higher advertising and affiliate revenues. Advertising revenue gains were driven by rate increases at Nickelodeon and higher unit volume at MTV. MTVN's EBITDA and operating income gains were driven by the increased revenues partially offset primarily by increased programming and production expenses.

SNI's revenues decreased 3%, while EBITDA and operating income each increased 11% for the third quarter and for the nine months ended September 30, 1997, revenues, EBITDA and operating income increased 3%, 18% and 4%, respectively, versus the same prior-year periods. Revenue increases for the nine months are principally due to an increase of approximately 2.0 million subscriptions over the prior year to 17.6 million subscriptions at September 30, 1997. Operating results reflect revenue increases attributable to the continued growth of direct broadcasting satellite subscriptions and cost reductions associated with the exit from the backyard dish retail business.

PSG's revenues, EBITDA and operating income increased 14%, 34% and 52%, respectively, for the third quarter, and 9%, 19% and 27% for the nine months ended September 30, 1997, respectively, over the same prior-year periods, primarily reflecting increased advertising revenues and improved earnings for the newer stations in the group.

                 Management's Discussion and Analysis of Results
                      Of Operations and Financial Condition

Entertainment (Motion Pictures and Television Programming, Movie Theaters, and Music Publishing)

                  Three months ended                Nine months ended
                     September 30,                    September 30,
                     -------------      Percent       -------------      Percent
                   1997      1996        B/(W)      1997       1996       B/(W)
                   ----      ----        -----      ----       ----       -----
                    (In millions)                    (In millions)

Revenues          $979.8    $808.1        21%     $2,843.0   $2,442.1      16%
Operating Income  $ 70.2    $ 54.3        29      $  227.4   $  281.7     (19)
EBITDA            $103.1    $ 86.0        20      $  325.2   $  376.5     (14)

The Entertainment segment is principally comprised of Paramount Pictures, Paramount Television and Spelling Entertainment Group Inc. ("Spelling"). Entertainment revenues for the three months ended September 30, 1997 were higher than the same period last year principally reflecting higher revenues at Paramount attributable to the domestic syndication of Frasier and the domestic box office success of Face/Off and In & Out, partially offset by lower foreign theatrical revenues, which did not match the contribution from Mission:
Impossible in 1996. For the third quarter of 1997, the increase in EBITDA was primarily due to the domestic syndication of Frasier partially offset by lower foreign theatrical revenues. Paramount's feature film and television production operations posted revenues of $813.3 million and EBITDA of $103.3 million, up 26% and 35%, respectively. Spelling posted a $6.4 million loss before interest, taxes, depreciation and amortization for the third quarter ended September 30, 1997 due principally to losses associated with its direct-to-video rental titles, partially offset by the continuing success of new and established television series. The home video market continues to be very competitive and it is expected that this trend will continue in the near term. As a result, in the third quarter of 1997, Spelling has ceased to acquire made-for-video titles other than those to which it had previously made contractual commitments.

Entertainment's revenues for the nine months ended September 30, 1997 were higher than the prior-year-period again principally due to the recognition of domestic syndication revenues for Frasier, as well as higher revenues from domestic and foreign home video led by titles including First Wives Club,
Mission: Impossible and Star Trek: First Contact, and from first run television shows such as Paramount's Real TV and Viper. The decrease in EBITDA for the nine months ended September 30, 1997 reflects approximately $45 million of EBITDA and operating income from Paramount's programming licenses with Television Par Satellite as compared with $100 million of EBITDA and operating income attributable to Paramount's Kirch Group licensing agreement recognized in 1996. Spelling's revenues of $423.4 million increased 25% and EBITDA of $1.9 million decreased 76% for the nine months ended September 30, 1997, principally reflecting higher per episode network license fees for continuing series and increased hours of programming delivered to the networks, offset by write-downs on Spelling's feature films, in the second quarter of 1997.

                 Management's Discussion and Analysis of Results
                      Of Operations and Financial Condition

Video and Music/Theme Parks (Home Video and Music Retailing/Theme Parks)

                  Three months ended                Nine months ended
                     September 30,                    September 30,
                     -------------      Percent       -------------      Percent
                    1997      1996       B/(W)      1997       1996       B/(W)
                    ----      ----       -----      ----       ----       -----
                    (In millions)                    (In millions)

Revenues          $1,161.2  $1,070.8       8%     $3,173.8   $2,878.5       10%
Operating Income
(loss)            $   32.7  $  131.6     (75)     $ (247.2)  $  301.1     (182)
EBITDA            $  145.4  $  231.1     (37)     $  126.4   $  588.1      (79)

The Video and Music/Theme Parks segment is comprised principally of Blockbuster Video and Music, and Paramount Parks. The revenue increases for the quarter and nine months ended September 30, 1997 reflect the increased number of Company-owned video stores in operation in 1997 as compared to 1996 which more than offset a 1.5% and 1.7% decrease in worldwide same-store sales for the third quarter and nine months ended September 30, 1997, respectively. Blockbuster Video, which added 121 stores in the third quarter of 1997, ended the quarter with 5,941 stores, a net increase of 920 stores from September 30, 1996. The decreases in EBITDA and operating income for the three- and nine-month periods principally reflect the Blockbuster charge taken in the second quarter of 1997, decreased margins due to expanded retail product mix and increased rental tape amortization as well as higher expenses attributable to the interim effects of the change in strategic emphasis back to video rental from broad based retail. Blockbuster's margins for the remainder of the year could continue to be adversely affected if the negative same-store sales trend experienced continues.

Music retail stores recorded revenues of $136.2 million and $418.2 million for the third quarter and nine months ended September 30, 1997. Music retail stores recorded operating losses of $9.7 million and $27.2 million for the three- and nine-month periods.

Theme Parks revenues, operating income and EBITDA increased $3.4 million, $1.3 million and $1.9 million, respectively, for the third quarter, and revenues increased $1.9 million while operating income and EBITDA decreased $4.1 million and $2.4 million, respectively, for the nine months ended September 30, 1997, respectively, from the same prior year periods. The revenue increases reflect higher per capita spending, partially offset by decreased attendance.

                 Management's Discussion and Analysis of Results
                      Of Operations and Financial Condition

Publishing (Education; Consumer; Business and Professional; Reference; and International Groups)

                  Three months ended                Nine months ended
                     September 30,                    September 30,
                     -------------      Percent       -------------      Percent
                    1997      1996       B/(W)      1997       1996       B/(W)
                    ----      ----       -----      ----       ----       -----
                    (In millions)                    (In millions)

Revenues           $859.8    $785.4        9%     $1,794.0   $1,690.9       6%
Operating Income   $191.7    $189.5        1      $  150.5   $  157.6      (5)
EBITDA             $231.3    $223.1        4      $  268.2   $  266.7       1

Publishing is comprised of Simon & Schuster which includes imprints such as Simon & Schuster, Pocket Books, Prentice Hall and Macmillan Computer Publishing. The revenue increases for the quarter ended September 30, 1997 reflect higher sales in the Consumer Group including such bestsellers as Clive Cussler's Flood Tide, Frank McCourt's Pulitzer Prize-winning memoir Angela's Ashes and Judith McNaught's Remember When. Revenues for both the third quarter and nine months ended September 30, 1997 reflect growth in the International markets, driven by strong sales from the Macmillan Computer Publishing Group in Europe and the growth of local publishing in overseas markets. Education revenues also increased principally due to strong sales of Higher Education summer releases and the sale of distribution rights in the United Kingdom for products of Computer Curriculum Corporation, the leading provider of educational software and services to the school market. Publishing's operating income and EBITDA increases from the prior-year quarter is primarily volume related growth in Consumer, Higher Education, International and Macmillan Computer Publishing, partially offset by declines in Elementary Education, attributable to lower than historical market share.

Other Income and Expense Information

Discontinued operations

For the three months ended September 30, 1997, discontinued operations reflect a gain from the sale of Viacom Radio Stations of approximately $416 million, net of tax. For the nine months ended September 30, 1997, discontinued operations principally reflect the results of operations, net of tax, of the Viacom Radio Stations prior to disposal on July 2, 1997 and the realized gain of approximately $416 million. The prior periods presented reflect the results of operations, net of tax, of the Cable segment, the interactive game operations, including Virgin, and the Viacom Radio Stations and the realized gain on the Cable split-off.

The Company is continuing to pursue its plan to dispose of its interactive game businesses and expects to complete a transaction in 1998. The net operating losses of the interactive game businesses for the third quarter and nine months ended September 30, 1997 were provided for in the estimated loss on disposal of $159.3 million, which included a provision for future operating losses of approximately $58.0 million, as of December 31, 1996. (see Note 3 of Notes to Consolidated Financial Statements).

                 Management's Discussion and Analysis of Results
                      Of Operations and Financial Condition

Corporate expenses

Corporate expenses, including depreciation expense, increased 14% to $53.8 million for the third quarter of 1997 from the same prior year period and increased 12% to $145.1 million for the nine months ended September 30, 1997 over the comparable nine month period principally reflecting increased general and administrative and benefit expenses.

Interest expense, net

For the three-and nine-month period ended September 30, 1997, net interest expense decreased 1% to $191.2 million and 2% to $593.0 million, respectively. The Company had approximately $10.0 billion and $10.2 billion principal amount of debt outstanding (including current maturities) as of September 30, 1997, and September 30, 1996, respectively, at weighted average interest rates of 7.4% and 7.3%, respectively.

Other items, net

Other items, net of $62.7 million for the nine months ended September 30, 1997, principally reflects a gain associated with the exchange of certain television stations offset by the write-off of certain investments held at cost.

Provision for income taxes

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated annual effective tax rate of 85.7% for 1997 and 61.9% for 1996 were both adversely affected by amortization of intangibles in excess of amounts which are deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the estimated annual effective tax rate would have been 38.4% for 1997 and 36.7% for 1996.

Due to the unusual and non-recurring nature of the second quarter Blockbuster charge, its full income tax effect is reflected in the second quarter 1997 tax provision and is excluded from the estimated annual effective tax rate. In addition, the full income tax effect of the fourth quarter gain on the sale of USA Networks will be reflected in the fourth quarter 1997 tax provision and is also excluded from the estimated annual effective tax rate.

Equity in loss of affiliates

"Equity in loss of affiliated companies, net of tax" of $18.4 million and $73.0 million for the third quarter of 1997 and the nine months then ended increased from a loss of $5.7 million and $9.3 million, respectively, for the prior-year periods, primarily reflecting the net operating losses for the first nine months of 1997 of United Paramount Network ("UPN"), acquired in January 1997, and losses of international network ventures, partially offset by the realization of a non-cash gain in the second quarter of 1997 related to an investment in a marketable equity security.

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

In 1996, Blockbuster adopted a plan to abandon certain Music retail stores, relocate its headquarters and eliminate third party distributors domestically. As a result of such plan, Blockbuster recognized during the fourth quarter of 1996 a restructuring charge of approximately $88.9 million principally reflecting costs associated with the closing of approximately 10% or 50 of its Music retail stores and costs associated with relocating Blockbuster's headquarters from Fort Lauderdale to Dallas. As a result of the Music retail store closings, Blockbuster recognized lease termination costs of $28.3 million and accrued shut-down and other costs of $14.6 million as part of the restructuring charge. Through September 30, 1997, the Company paid and charged approximately $22.3 million against these liabilities. The Company expects to substantially complete the activities related to the Music retail store closings by the end of 1998.

In the fourth quarter of 1996, Blockbuster recognized $25 million of estimated severance benefits payable to approximately 650 employees of its Fort Lauderdale headquarters who had chosen not to relocate. Blockbuster, through the restructuring charge, also recognized $21.0 million of other costs of exiting Fort Lauderdale and eliminating third party distributors. The Company expects to complete construction of the Blockbuster distribution center by the end of 1997. Through September 30, 1997, the Company paid and charged against the severance liability and other exit costs approximately $13.8 million. The Blockbuster relocation to Dallas was completed during the second quarter of 1997.

Liquidity and Capital Resources

The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures, joint ventures, commitments and payments of principal, interest and dividends on its outstanding indebtedness and preferred stock) with internally generated funds and from various external sources, which may include the Company's existing credit agreements and amendments thereto, co-financing arrangements by the Company's various divisions, additional financing and the sale of non-strategic assets as opportunities may arise.

Effective June 30, 1997, certain financial covenants in the Credit Agreements and the film financing credit agreement were amended to provide the Company with increased financial flexibility.

The Company was in compliance with all debt covenants and had satisfied all financial ratios and tests under the agreements as of September 30, 1997 and the Company expects to be in compliance and satisfy all such covenant ratios as may be applicable from time to time during 1997.

                 Management's Discussion and Analysis of Results
                      Of Operations and Financial Condition

As of September 30, 1997, the Company's scheduled maturities of indebtedness through December 31, 2001, assuming full utilization of the credit agreements are $54.3 million (1997), $1.1 billion (1998), $1.2 billion (1999), $1.7 billion
(2000) and $2.1 billion (2001). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

On October 21, 1997, the Company completed the sale of its half-interest in USA Networks, including the Sci-Fi Channel, to The Seagram Company, Ltd. for a total of $1.7 billion in cash. The Company will record a pre-tax gain on the transaction of approximately $1.1 billion in the fourth quarter of 1997. The net proceeds from this transaction will be used to repay debt.

The commitments of the Company for program license fees which are not reflected in the balance sheet as of September 30, 1997, estimated to aggregate approximately $2.1 billion, principally reflect commitments of approximately $1.9 billion under SNI's exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

Current assets increased approximately 4% to $5.9 billion as of September 30, 1997 from $5.7 billion as of December 31, 1996, primarily reflecting normal operating activity. The allowance for doubtful accounts as a percentage of receivables was 4% and 5% as of September 30, 1997 and December 31, 1996, respectively. The change in property and equipment principally reflects capital expenditures of $401.1 million related to capital additions for new and existing video stores and additional construction and equipment upgrades for theme parks offset by depreciation expense of $389.0 million. Current liabilities decreased approximately 5% to $4.1 billion as of September 30, 1997 from $4.3 billion as of December 31, 1996, reflecting the payment of accrued compensation and other normal reductions in accounts payable. Long-term debt, including current maturities, increased less than 1% to $10.0 billion as of September 30, 1997 from $9.9 billion as of December 31, 1996, primarily reflecting the continued investment in and seasonality of the Company's businesses.

Net cash flow from operating activities was negative $474.6 million for the nine months ended September 30, 1997 versus negative $624.9 million for the nine months ended September 30, 1996. The negative cash flow was primarily attributable to the seasonality of the Company's segments, including receivable increases due to volume growth at Publishing and higher domestic syndication receivables for Paramount Pictures. Net cash flow from investing activities of $463.2 million for the nine months ended September 30, 1997, principally reflect the proceeds of $1.1 billion from the sale of Viacom Radio Stations partially offset by capital expenditures and the Company's purchase of a 50% interest in UPN. Net cash flow from investing activities of $1.1 billion for the nine months ended September 30, 1996, principally reflect the proceeds of $1.7 billion from the split-off of the Company's Cable systems, partially offset by capital expenditures, and other acquisitions. Financing activities principally reflect borrowings and repayments of debt under the credit agreements during each period presented.

                 Management's Discussion and Analysis of Results
                      Of Operations and Financial Condition

On April 18, 1997, the Company announced its intention to acquire additional shares of Spelling's outstanding common stock and increase the Company's ownership to approximately 80%. During the period through November 11, 1997, the Company acquired additional shares of Spelling's outstanding common stock sufficient to meet this objective. The purchase of additional shares permits the Company to consolidate Spelling's results for tax purposes. The Company has no plans to increase its ownership beyond approximately 80%.

Capital Structure

The following table sets forth the Company's long-term debt, net of current portion as of September 30, 1997 and December 31, 1996:

                                   September 30, 1997   December 31, 1996
                                   ------------------   -----------------
                                               (In millions)
Notes payable to banks .........       $5,382.9             $5,253.0
Senior debt ....................        2,485.8              2,484.4
Senior subordinated debt .......          644.3                641.0
Subordinated debt ..............          968.6                960.0
Other notes ....................            9.0                  8.7
                                       --------             --------
                                        9,490.6              9,347.1

Obligations under capital leases          502.0                571.2
                                       --------             --------
Total debt outstanding .........        9,992.6              9,918.3

Less current portion ...........           67.8                 62.6
                                       --------             --------
Total non-current debt .........       $9,924.8             $9,855.7
                                       ========             ========

The notes and debentures are presented net of an aggregate unamortized discount of $153.3 million as of September 30, 1997 and $166.3 million as of December 31, 1996.

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

Debt, including the current portion, as a percentage of total capitalization of the Company was 44% at September 30, 1997 and at December 31, 1996.

                 Management's Discussion and Analysis of Results
                      Of Operations and Financial Condition

The Company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign exchange rates and interest rates. These contracts are not held or issued for speculative trading purposes. The derivative instruments used are foreign exchange forward contracts and options, and interest rate swap agreements. The foreign exchange contracts have principally been used to hedge the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, the French Franc, the Singapore Dollar, the German Deutschemark, the Spanish Peseta, the Italian Lire, the Danish Krona, the New Zealand Dollar, the Taiwan Dollar, the Mexican Peso, the Netherlands Guilder and the European Currency Unit/British Pound relationship. These derivatives, which are over-the-counter instruments, are non-leveraged.

The Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock and contingent value rights of the Company and guarantees of such debt securities by Viacom International which may be issued for aggregate gross proceeds of $3.0 billion. The registration statement was declared effective on May 10, 1995. The net proceeds from the sale of the offered securities may be used by the Company to repay, redeem, repurchase or satisfy its obligations in respect of its outstanding indebtedness or other securities; to make loans to its subsidiaries; for general corporate purposes; or for such other purposes as may be specified in the applicable Prospectus Supplement. The Company filed a post-effective amendment to this registration statement on November 19, 1996. To date, the Company has issued $1.6 billion of notes and debentures and has $1.4 billion remaining availability under the shelf registration statement.

PART II - - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits.

11    Statement re: Computation of Net Earnings Per Share.

27    Financial Data Schedule.

(b)   Reports on Form 8-K for Viacom Inc.

      Current Report on Form 8-K of Viacom Inc. filed on September 22, 1997 relating to an agreement with The Seagram Company, Ltd. to resolve all litigation regarding jointly-owned USA Networks.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       VIACOM INC.
                                             -----------------------------------
                                                       (Registrant)


Date  November 14, 1997                      /s/ Sumner M. Redstone
    ---------------------------------        -----------------------------------
                                             Sumner M. Redstone
                                             Chairman of the Board of Directors,
                                             Chief Executive Officer


Date  November 14, 1997                      /s/ George S. Smith, Jr.
    ---------------------------------        -----------------------------------
                                             George S. Smith, Jr.
                                             Senior Vice President,
                                             Chief Financial Officer

                                  Exhibit Index

11    Statement re: Computation of Net Earnings Per Share.

27    Financial Data Schedule.