Form 10-K405
period 1997-12-31
VIACOM INC
filed 1998-03-31
CIK 813828

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

                                 ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997        COMMISSION FILE NUMBER 1-9553
                            ------------------------

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                               NAME OF EACH EXCHANGE ON
                    TITLE OF EACH CLASS                            WHICH REGISTERED
-----------------------------------------------------------  -----------------------------
Class A Common Stock, $0.01 par value                              American Stock Exchange
Class B Common Stock, $0.01 par value                              American Stock Exchange
Warrants Expiring on July 7, 1999                                  American Stock Exchange
6.75% Senior Notes due 2003                                        American Stock Exchange
7.75% Senior Notes due 2005                                        American Stock Exchange
8% Exchangeable Subordinated Debentures due 2006                   American Stock Exchange
7.625% Senior Debentures due 2016                                  American Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

                                (Title Of Class)

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 23, 1998, 69,786,230 shares of Viacom Inc. Class A Common Stock, $0.01 par value ("Class A Common Stock"), and 285,831,341 shares of Viacom Inc. Class B Common Stock, $0.01 par value ("Class B Common Stock"), were outstanding. The aggregate market value of the shares of Class A Common Stock (based upon the closing price of $53.06 per share as reported by the American Stock Exchange on that date) held by non-affiliates was approximately $1,217,628,202 and the aggregate market value of the shares of the Class B Common Stock (based upon the closing price of $53.75 per share as reported by the American Stock Exchange on that date) held by non-affiliates was approximately $12,557,887,162.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Definitive Proxy of the Registrant for the 1998 Annual Meeting of Shareholders (Part III to the extent described herein).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

BACKGROUND

    Viacom Inc. (together with its subsidiaries and divisions, unless the context otherwise requires, the "Company") is a diversified entertainment and publishing company with operations in four segments: (i) Networks and Broadcasting, (ii) Entertainment, (iii) Video and Music/Theme Parks, and (iv) Publishing. Through the Networks and Broadcasting segment, the Company operates
MTV: MUSIC TELEVISION-Registered Trademark-, SHOWTIME-Registered Trademark-, NICKELODEON-Registered Trademark-/NICK AT NITE-Registered Trademark-, VH1 MUSIC FIRST-TM- and TV LAND-Registered Trademark-, among other program services, and operates or programs 17 broadcast television stations. Through the Entertainment segment, which includes PARAMOUNT PICTURES-Registered Trademark-, PARAMOUNT TELEVISION-Registered Trademark- and the Company's approximately 80%-owned subsidiary SPELLING ENTERTAINMENT GROUP INC. ("SPELLING"), the Company produces and distributes theatrical motion pictures and television programming. Through the Video and Music/Theme Parks segment, which includes the BLOCKBUSTER-Registered Trademark- family of businesses and PARAMOUNT PARKS-Registered Trademark-, the Company owns, operates and franchises videocassette rental and sales stores worldwide and owns and operates music stores in the U.S. In addition, PARAMOUNT PARKS owns and operates five theme parks and one water park in the U.S. and Canada. Through the Publishing segment, which includes numerous imprints such as SIMON & SCHUSTER-Registered Trademark-, MACMILLAN PUBLISHING USA-TM- and PRENTICE HALL-Registered Trademark-, the Company publishes and distributes educational, consumer, business, technical and professional books, and audio-video software products.

    The Company was organized in Delaware in 1986 for the purpose of acquiring the stock of a predecessor. On March 11, 1994, the Company acquired a majority of outstanding shares of Paramount Communications Inc. by tender offer; on July 7, 1994, Paramount Communications Inc. became a wholly owned subsidiary of the Company, and, on January 3, 1995, Paramount Communications Inc. was merged into the principal subsidiary of the Company. On September 29, 1994, Blockbuster Entertainment Corporation merged with and into the Company. On July 31, 1996, the Company completed the split-off of a subsidiary that held its cable television systems to its shareholders pursuant to an exchange offer and related transactions. On July 2, 1997, the Company sold its ten radio stations to Chancellor Media Corp. On January 14, 1998, the Company announced its intention to sell all of its Education, Reference, and International and Business & Professional publishing businesses while retaining its Consumer publishing business. Additionally, the Company has determined to dispose of its interactive game businesses, including VIRGIN INTERACTIVE ENTERTAINMENT-TM- which SPELLING plans to dispose of in 1998. The interactive games business unit is now accounted for as a discontinued operation (see "Business-- Discontinued Operations"). In 1997, the Company increased its ownership of SPELLING to approximately 80%, thereby permitting tax consolidation of SPELLING with the Company.

    As of March 23, 1998, National Amusements, Inc. ("NAI"), a closely held corporation that owns and operates more than 1,100 movie screens in the U.S., the U.K. and Latin America, owned approximately 67% of the Company's voting Class A Common Stock ("Class A Common Stock"), and approximately 28% of the Company's outstanding Class A Common Stock and non-voting Class B Common Stock ("Class B Common Stock") on a combined basis. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board and Chief Executive Officer of the Company.

    The Company's principal offices are located at 1515 Broadway, New York, New York 10036 (telephone 212/258-6000). At December 31, 1997, the Company and its affiliated companies employed approximately 116,700 people, of which approximately 38,100 were full-time salaried employees.

BUSINESS

    NETWORKS AND BROADCASTING

    NETWORKS. The Company owns and operates advertiser-supported basic cable television program services and premium subscription television program services in the U.S. and internationally. The MTV Networks division ("MTVN") includes such owned and operated program services as MTV: MUSIC
TELEVISION-Registered Trademark- ("MTV") in the U.S., Europe and Latin America, NICKELODEON-Registered Trademark- in the U.S., Latin America and Scandinavia, NICK AT NITE-Registered Trademark- in the U.S., VH1 MUSIC FIRST-TM- in the U.S. ("VH1"), VH-1-TM- in the U.K., MTV's spin-off, M2: MUSIC TELEVISION-TM- ("M2") in the U.S. and NICKELODEON's spin-off, TV LAND-Registered Trademark- in the U.S. MTVN also participates in program services as a joint venturer, including MTV-TM- in Asia and in Brazil, NICKELODEON-Registered Trademark- in the U.K., NICKELODEON-Registered Trademark- in Australia and in Germany, and VH-1-Registered Trademark- in Germany. The Company's Showtime Networks Inc. subsidiary ("SNI") owns and operates SHOWTIME-Registered Trademark-, THE MOVIE CHANNEL-TM- and FLIX-Registered Trademark-, and participates as a joint venturer in, and is the manager of, SUNDANCE CHANNEL-Registered Trademark-.
 Additionally, the Company participates as a joint venturer in the UNITED PARAMOUNT NETWORK-Registered Trademark- ("UPN"), a broadcast television network, in two advertiser-supported basic cable program services in the U.S., COMEDY CENTRAL-Registered Trademark- and ALL NEWS CHANNEL-TM-, and a basic cable programming service in the U.K., THE PARAMOUNT COMEDY CHANNEL. The Company also participates as a joint venturer in GULF DTH ENTERTAINMENT LDC ("GULF DTH"). On October 21, 1997, the Company sold its fifty percent interest in USA Networks, including Sci-Fi Channel, to Universal Studios, Inc ("Universal").

    Generally, the Company's networks are offered to customers of cable television operators, distributors of direct-to-home satellite services ("DTH") and other multichannel distributors. DTH distributors provide service by either low-powered C-Band satellite technology (received by large satellite dishes at customers' premises, "TVRO") or mid- to high-powered K-Band satellite technology (received by smaller satellite dishes at customers' premises, "DBS"). Cable television operators are currently the predominant distributors of the Company's program services in the U.S. Internationally, the predominant distribution technology varies territory by territory.

    MTV NETWORKS. MTV targets viewers from the ages of 12 to 34 with programming that consists primarily of music videos and concerts, augmented by music and general lifestyle information, comedy and dramatic series, animated programs, news specials, interviews, documentaries and other youth-oriented programming. M2, a 24-hour, seven-days-a-week spin-off of MTV, targets a segment of the 12 to 34 year old audience with a "freeform" music format which features music videos from a broad range of musical genres and artists and is principally distributed to consumers by DTH. In the fourth quarter of 1997, MTVN announced that it is developing a package of digital music television services planned for launch in July 1998. "The Suite from MTV and VH1"-TM- will consist of seven music television program services, each featuring different music genres that are extensions of the MTV and VH1 services and will be offered for distribution by digital technologies such as DBS and cable operators offering digital technology.

    MTV continues to expand its business opportunities based on its programming. MTV FILMS-TM- produced the highly successful BEAVIS & BUTTHEAD DO AMERICA, released by PARAMOUNT PICTURES in December 1996 and expects 200 CIGARETTES, DEAD MAN ON CAMPUS and ELECTION to be released by PARAMOUNT PICTURES in 1998. MTV has also launched lines of home videos, consumer products and books, featuring MTV programming and personalities, as well as on-line services offering music information and interactive versions of MTV programming. In addition, MTV pursues broadcast network and first-run syndication television opportunities through MTV PRODUCTIONS-TM-.

    MTV was licensed to approximately 63.4 million domestic subscribers at December 31, 1997 (based on subscriber counts provided by each distributor of the service, including cable, DTH and other multichannel programming providers). According to the December 1997 sample reports issued by the A.C. Nielsen

Company (the "Nielsen Report"), MTV reached approximately 68.0 million domestic subscriber households. At December 31, 1997, M2 was licensed to approximately
9.3 million domestic subscribers.

    MTV also owns and operates, participates in as a joint venturer, and licenses third parties to operate, MTV program services throughout the world. The MTV international program services are described in the table below. These international MTV program services are regionally customized to suit the local tastes of their young adult viewers by the inclusion of local music, programming, and on-air personalities, and use of the local language.

    NICKELODEON combines acquired and originally produced programs in a pro-social, non-violent format comprising two distinct program units tailored to age-specific demographic audiences: NICKELODEON, targeted to audiences ages 2 to 15 (which includes NICK JR.-Registered Trademark-, a program block designed for 2 to 11 year olds), features a variety of live-action and animated programs, including children's game shows, educational shows, puppet shows, dramatic specials, comedy, adventure and magazine shows; and NICK AT NITE, which attracts primarily audiences ages 18 to 54 and offers mostly situation comedies from various eras, including I LOVE LUCY, THE DICK VAN DYKE SHOW, HAPPY DAYS, THE MARY TYLER MOORE SHOW and TAXI. At December 31, 1997, NICKELODEON/NICK AT NITE was licensed to approximately 65.9 million domestic subscribers (based on subscriber counts provided by each distributor of the service, including cable, DTH and other multichannel programming providers). According to the Nielsen Report, NICKELODEON/NICK AT NITE reached approximately 71.1 million domestic subscriber households. According to the Nielsen Report for the period from September 1, 1997 to January 18, 1998, NICKELODEON held 56% of the gross ratings points for the kids ages 2 to 11 audience. TV LAND, a 24-hour, seven-days-a-week spin-off of NICKELODEON, is comprised of a broad range of well-known television programs from various genres, including comedies, dramas, westerns, variety and other formats from the 1950s through the 1980s. At December 31, 1997, TV LAND was licensed to approximately 27.8 million domestic subscribers (based on subscriber counts provided by each distributor of the service, including cable, DTH and other multichannel programming providers).

    NICKELODEON licenses its brands and characters for and in connection with merchandise, home video and publishing worldwide. Additionally, the Company publishes a monthly NICKELODEON MAGAZINE, which had approximately 752,000 subscribers at December 31, 1997, and created NICKELODEON MOVIES-TM-, a new unit, which is developing a mix of story and character-driven projects based on original ideas and NICKELODEON programming, such as the feature films GOOD BURGER and RUGRATS VACATION (which was released in direct-to-video format). A new RUGRATS movie will be produced by NICKELODEON and is expected to be released by PARAMOUNT PICTURES in 1998. NICKELODEON also owns and operates theme park attractions and touring shows under its NICKELODEON RECREATION-TM- unit and interactive public attractions and television production studios under its NICKELODEON STUDIOS-Registered Trademark- unit located at Universal Studios Florida.

    NICKELODEON also owns and operates, participates in as a joint venturer, and licenses third parties to operate, NICKELODEON program services throughout the world. The NICKELODEON international program services are described in the chart below. These international program services are customized by region and country to suit the tastes and needs of their viewers by inclusion of regionally or locally produced programming and by use of local language.

    VH1 presents current and classic music and related programming with emphasis on series which context viewers' favorite music and artists such as "Behind the Music", "VH1 Pop Up Videos" and "Storytellers", in addition to airing music videos, concerts, special events, and music movies. VH1 targets an audience aged 25 to 44. At December 31, 1997, VH1 was licensed to approximately 56.5 million domestic subscribers (based on subscriber counts provided by each distributor of the service, including cable, DTH and other multichannel programming providers).
 According to the Nielsen Report, VH1 reached approximately 60.1 million domestic subscriber households. International versions of VH1 program services are described in the chart below.

    MTVN, in exchange for cash and advertising time or for promotional consideration only, licenses from record companies music videos for exhibition on MTV, VH1, M2 and other MTVN program services. The agreements generally cover a three to five year period and contain provisions regarding video debut and exclusivity in the U.S. MTVN has entered into multi-year global music video licensing agreements with certain of the major record companies. MTVN also is negotiating and expects to renew or conclude additional global and/or regional license agreements with major and independent labels. However, there can be no assurance that such renewals or agreements can be concluded on favorable terms. MTVN is continuing to take measures to assure its music video program services worldwide access to music videos. (See "Business--Competition--Networks")

    MTVN derives revenues principally from two sources: the sale of time on its own networks to advertisers; and the license of the networks to cable television operators, DTH and other distributors. The sale of MTVN advertising time is affected by viewer demographics, viewer ratings and market conditions for advertising time. Adverse changes in general market conditions for advertising may affect MTVN's revenues. (See "Business--Competition--Networks")

    The following table sets forth information regarding MTVN program services operated internationally:

                                                                                                                    LAUNCH/
PROGRAM                                                                                   REGIONAL FEEDS/         COMMENCEMENT
SERVICE(1)                            TERRITORY                   OWNERSHIP                 LANGUAGE(2)               DATE
-------------------------  ------------------------------- -----------------------  ---------------------------- --------------
MTV Europe(3)              41 territories, including most  100% by the Company      4 Regional Feeds (UK, North, August 1987
                           of Europe, Ireland, South                                Central and South), all in
                           Africa, certain countries in                             English (except Central feed
                           the former Soviet Union, the                             partially in German and
                           Middle East, Egypt, Faroe                                South feed partially in
                           Islands, Israel, Liechtenstein,                          Italian)
                           Malta and Moldova

MTV Latin America          Latin America, the Caribbean,   100% by the Company      2 Regional Feeds in Spanish  October 1993
                           Brazil and the U.S.

MTV Brasil                 Brazil                          Joint Venture (with      Portuguese                   October 1990
                                                           Abril S.A.)

MTV Mandarin               Taiwan, certain provinces in    Joint Venture (with      Mandarin                     April 1995
                           China* and Singapore            PolyGram N.V.)

MTV Asia                   South East Asia (Brunei,        Joint Venture ) (with    English, Bahasa Indonesian   May 1995
                           Thailand, Singapore,            PolyGram N.V.)           and Tagalog
                           Philippines, Indonesia,
                           Malaysia, Vietnam), Hong Kong*
                           and South Korea*

MTV India                  India, Sri Lanka, Bangla-desh,  Joint Venture (with      English and Hindi            October 1996
                           Nepal and Pakistan              PolyGram N.V.)

MTV New Zealand            New Zealand                     Licensing Arrangement    English                      July 1997
                                                           (with Television New
                                                           Zealand Ltd.)

MTV Japan                  Japan                           Licensing Arrangement    Japanese                     December 1992
                                                           (with Music Channel
                                                           Co., Ltd.)

MTV Australia              Australia                       Licensing Arrangement    English                      March 1997
                                                           (with Austereo Village
                                                           Music TV Pty Limited
                                                           and Optus Vision Pty
                                                           Limited)

Nickelodeon Latin America  Latin America, Brazil and the   100% by the Company      Spanish, Portuguese and      December 1996
                           Caribbean                                                English

Nickelodeon Nordic*        Nordic region (including        100% by the Company      English and Swedish          February 1997
                           Sweden, Norway, Denmark and
                           Finland)

Nickelodeon Turkey*        Turkey                          Licensing Arrangement    Turkish                      September 1997
                                                           (with The Media Group
                                                           of Turkey)

Nickelodeon Germany*       Germany                         Joint Venture (with      German                       July 1995
                                                           Ravensburger Film and
                                                           TV GmbH and Bear
                                                           Stearns)

Nickelodeon U.K.*          U.K.                            Joint Venture (with      English                      September 1993
                                                           British Sky
                                                           Broadcasting Limited)

Nickelodeon Australia      Australia                       Joint Venture (with XYZ  English                      October 1995
                                                           Entertainment Pty Ltd.)

VH-1 U.K.                  U.K., Ireland, the Middle East, 100% by the Company      English                      September 1994
                           Africa, Scandinavia, some
                           countries in Europe, Israel,
                           Malta, Moldova, Netherlands,
                           South Africa and Eastern Europe

VH-1 Germany               Germany and Austria             Joint Venture (with      German                       May 1995
                                                           Bear Stearns)

------------------------
(1) Unless otherwise indicated by an asterisk, the program services are 24 hours-a-day, and seven days-a-week.
(2) All MTV and VH-1 program services include English language music videos.
(3) In 1996, MTV Europe divided its one Pan-European service into three regional services in order to provide viewers with more locally relevant programming, including some local language programming. In July 1997, MTV Europe launched a fourth regional feed customized for viewers in the U.K. and further customized the South feed for viewers in Italy by adding Italian language programming. At December 31, 1997, MTV Europe had 58.3 million subscribers (based on subscriber counts provided by each distributor of the service, including cable, DTH and other multichannel programming providers).

    SHOWTIME NETWORKS INC. SNI owns and operates three commercial-free, premium subscription television program services: SHOWTIME, offering recently released theatrical feature films, original movies and series, family entertainment and boxing and other special events; THE MOVIE CHANNEL, offering recently released theatrical films and related programming and original movies; and FLIX, an added-value program service featuring theatrical movies primarily from the 1960s, 70s and 80s, as well as select recent titles. At December 31, 1997, SHOWTIME, THE MOVIE CHANNEL and FLIX, in the aggregate, had approximately 18.2 million cable and other subscriptions in 50 states and certain U.S. territories. SUNDANCE CHANNEL, a joint venture (among SNI, an affiliate of Robert Redford and an affiliate of PolyGram Filmed Entertainment Inc.) managed by SNI, is a commercial-free premium subscription service, dedicated to independent film, featuring top-quality American independent films, documentaries, foreign and classic art films, shorts and animation, with an emphasis on recently released titles.

    SNI also provides special events, such as sports events, to licensees on a pay-per-view basis. SHOWTIME EVENT TELEVISION-TM- is a pay-per-view distributor of these special events, including boxing events, such as the historic rematch between heavyweight champion Evander Holyfield and former heavyweight champion Mike Tyson in June 1997.

    On February 5, 1997, SNI sold certain assets of its subsidiary, SHOWTIME SATELLITE NETWORKS INC. ("SSN"), to Consumer Satellite Systems, Inc. ("CSS"). SSN had been in the business of offering subscriptions to the Company's and other program services to TVRO viewers on a direct retail basis. SNI will continue to offer its program services to TVRO and other DTH satellite packagers such as CSS on a wholesale basis.

    In order to exhibit theatrical motion pictures on premium subscription television, SNI enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for SHOWTIME and THE MOVIE CHANNEL, from major or independent motion picture producers and other distributors. SNI's exhibition rights cover the U.S. and may, on a contract-by-contract basis, cover additional territories. SNI has the exclusive U.S. premium television rights to PARAMOUNT PICTURES' feature films theatrically released in the U.S. from January 1, 1998, as well as non-exclusive rights to titles from PARAMOUNT PICTURES' film library (see "Business--Entertainment"). SNI also has significant theatrical motion picture license agreements with Sony Pictures Entertainment Inc., Metro-Goldwyn-Mayer Inc., PolyGram Filmed Entertainment Inc., Castle Rock Entertainment, Phoenix Pictures, LIVE Film and Mediaworks Inc., and Buena Vista Television (a subsidiary of the Walt Disney Company) covering motion pictures initially theatrically released through dates ranging from December 31, 1998 to December 31, 2003. Theatrical motion pictures that are licensed to SNI on an exclusive basis are generally exhibited first on SHOWTIME and THE MOVIE CHANNEL after an initial period for theatrical, home video and pay-per-view exhibition and before the period has commenced for standard broadcast television and basic cable television exhibition. Many of the motion pictures which appear on FLIX have been previously available for standard broadcast and other exhibitions.

    SNI also arranges for the development, production, acquisition and, in many cases, distribution of original programs and motion pictures. These original programs and motion pictures premiere in the U.S. on SHOWTIME and THE MOVIE CHANNEL, unless they are previously theatrically released. Such programming is also exploited in various media worldwide. As part of its original programming strategy, SNI premiered 30 original movies on SHOWTIME and 23 original movies on THE MOVIE CHANNEL in 1997, and intends to premiere a similar number in 1998. The producers of SNI's original motion pictures are given an opportunity to seek a theatrical release prior to such pictures' exhibition on SHOWTIME or THE MOVIE CHANNEL. If the producers are not successful in obtaining such a theatrical release, these pictures then premiere in the U.S. on SHOWTIME or THE MOVIE CHANNEL. SNI has entered into and plans to continue to enter into co-financing, co-production and/or co-distribution arrangements with other parties to reduce the net cost to SNI for its original movies. In 1997, Hallmark Entertainment Distribution Company and PARAMOUNT PICTURES were the predominant co-producers, co-financiers and co-distributors of SNI's original motion pictures for that calendar year.

    The costs of acquiring premium television rights to programming and producing original motion pictures are the principal expenses of SNI. At December 31, 1997, in addition to program acquisition commitments reflected in the Company's financial statements, SNI had commitments to acquire programming rights and original programming commitments in an aggregate amount of approximately $1.5 billion, most of which is payable over the next six years as part of SNI's normal programming expenditures. SNI's commitments to acquire programming rights are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

    BROADCASTING. The Company's television division, PARAMOUNT STATIONS GROUP ("PSG"), owns and operates 15 television stations, all of which operate pursuant to the Communications Act of 1934, as amended (the "Communications Act"), under licenses granted by the Federal Communications Commission ("FCC"). Such licenses are renewable every eight years. In addition, the Company programs two additional commercial television stations pursuant to local market agreements ("LMAs"). All of the above stations are located in the top 50 television markets and reach approximately 24% of all U.S. television households.

    In connection with the expansion and development of the Company's interest in UPN-Registered Trademark-, PSG has pursued a strategy of acquiring television stations in major U.S. markets principally through like-kind exchanges of PSG's stations which are affiliated with networks other than UPN for stations which are or will become UPN affiliates. On June 2, 1997, PSG consummated a three-way exchange agreement with Cox Broadcasting Corporation and A. H. Belo Corporation whereby PSG exchanged KMOV-TV, a CBS affiliate serving St. Louis, Missouri, for
(i) KSTW-TV, which became a UPN affiliate serving Seattle-Tacoma, Washington, and (ii) consideration used to acquire WUPL-TV, serving New Orleans, Louisiana, on October 28, 1997, and WGNT-TV, serving Norfolk-Portsmouth-Newport News, Virginia, on October 31, 1997. On December 8, 1997, PSG closed on an agreement with Outlet Broadcasting, Inc., whereby PSG exchanged WVIT-TV, serving Hartford-New Haven, Connecticut, for (i) WWHO-TV, serving Columbus, Ohio, and
(ii) consideration used to purchase KMAX-TV, serving Sacramento-Stockton-Modesto, on December 8, 1997, and WNDY-TV, serving Indianapolis, Indiana, on February 4, 1998. In addition, PSG entered into two separate LMAs during the past year, one on July 31, 1997 with the licensee of WTVX-TV, serving West Palm Beach-Ft. Pierce, Florida, and one on December 8, 1997 with the licensee of WLWC-TV, serving Providence, Rhode Island-New Bedford, Massachusetts. On March 23, 1998, PSG agreed to acquire KTLC-TV, serving Oklahoma City, Oklahoma for $23.5 million. The agreement is subject to certain conditions including FCC approval. Under the LMAs, PSG programs and sells the advertising time for the television stations.

    The table below sets forth the 15 television stations owned and operated by PSG and the two television stations operated by PSG under LMAs at March 23, 1998, as well as the station that the Company expects to acquire this year.

STATION AND                               MARKET    TYPE/          NETWORK
METROPOLITAN AREA SERVED*                  RANK    CHANNEL       AFFILIATION
----------------------------------------  ------   -------  ----------------------
WPSG-TV.................................     4     UHF/57            UPN
  Philadelphia, PA
WSBK-TV.................................     6     UHF/38            UPN
  Boston, MA
WDCA-TV.................................     7     UHF/20            UPN
  Washington, DC
KTXA-TV.................................     8     UHF/21            UPN
  Dallas-Ft. Worth, TX
WKBD-TV.................................     9     UHF/50            UPN
  Detroit, MI
WUPA-TV.................................    10     UHF/69            UPN
  Atlanta, GA
KTXH-TV.................................    11     UHF/20            UPN
  Houston, TX
KSTW-TV.................................    12     VHF/11            UPN
  Seattle-Tacoma, WA
WTOG-TV.................................    15     UHF/44            UPN
  Tampa-St. Petersburg-Sarasota, FL
WBFS-TV.................................    16     UHF/33            UPN
  Miami-Ft. Lauderdale, FL
KMAX-TV.................................    20     UHF/31            UPN
  Sacramento-Stockton-Modesto, CA
WNDY-TV.................................    25     UHF/23      WB/primary (expires)
  Indianapolis, IN                                                   April 5, 1998
                                                            UPN/secondary**

WWHO-TV.................................    34     UHF/53      WB/primary (expires)
  Columbus, OH                                                      April 13, 2000
                                                            UPN/secondary**

WGNT-TV.................................    39     UHF/27            UPN
  Norfolk-Portsmouth-Newport News, VA
WUPL-TV.................................    41     UHF/54            UPN
  New Orleans, LA
KTLC-TV***..............................    44     UHF/43   PBS (upon closing, UPN)
  Oklahoma City, OK

   The following two stations are operated by PSG under LMAs:

WTVX-TV                                     43     UHF/34            UPN
  West Palm Beach-Ft. Pierce, FL
WLWC-TV                                     49     UHF/28      WB/primary (expires)
  Providence, RI-New Bedford, MA                                    April 13, 2000
                                                            UPN/secondary**

------------------------
*   Metropolitan Areas Served are A.C. Nielsen Company's Designated Market
    Areas.
** Under secondary affiliation agreements, UPN programming is broadcast out-of-pattern and is scheduled around WB programming.
*** Under contract.

    UNITED PARAMOUNT NETWORK. On January 15, 1997, the Company acquired a 50% interest in UPN-Registered Trademark- from BHC Communications, Inc. ("BHC"), a corporate affiliate of Chris Craft Industries, Inc. The interest was acquired pursuant to an option the Company exercised on December 3, 1996, for an exercise price of approximately $160 million. The exercise price was equal to approximately one-half of BHC's aggregate cash contributions to UPN through the exercise date, increased by an interest factor. At December 31, 1997, UPN provided 15 hours of programming a week, including two-hour prime-time programming blocks three nights a week, to affiliates in approximately 175 U.S. television markets, reaching approximately 89.5% of all U.S. television households. The Company also produces original programming for UPN (see "Business--Entertainment") and owns and operates 15 stations and programs an additional two stations pursuant to LMAs, all of which are affiliates of UPN (see "Business--Broadcasting").

    OTHER JOINT VENTURES. COMEDY CENTRAL, a joint venture of the Company and Home Box Office ("HBO"), a division of Time Warner Inc. ("Time Warner"), is an advertiser-supported basic cable television comedy program service. ALL NEWS CHANNEL, a joint venture of the Company and Conus Communications Company Limited Partnership, is a limited partnership whose managing general partner is Hubbard Broadcasting, Inc., and its programming consists of national and international news, weather, sports and business news. The Company is a joint venturer in GULF DTH, a satellite direct-to-home platform offering programming in the Middle East, including programming from MTV, VH-1, NICKELODEON, TV LAND and THE PARAMOUNT CHANNEL. A partnership including subsidiaries of PARAMOUNT PICTURES and Sony Pictures Entertainment Inc. owns THE MOVIE CHANNEL MIDDLE EAST ("GULF DTH's THE MOVIE CHANNEL"), a premium subscription television service in the Middle East carried on GULF DTH. The PARAMOUNT COMEDY CHANNEL is a joint venture with BSkyB, featuring comedies and films during the daypart following NICKELODEON in the U.K.

ENTERTAINMENT

    The Entertainment segment's principal businesses are the production and distribution of motion pictures and television programming, as well as movie theater operations and music publishing.

    THEATRICAL MOTION PICTURES. Through PARAMOUNT PICTURES, the Company produces, finances and distributes feature motion pictures. Motion pictures are produced by PARAMOUNT PICTURES, produced by independent producers and financed in whole or in part by PARAMOUNT PICTURES, or produced by others and distributed by PARAMOUNT PICTURES. Each picture is a separate and distinct product with its financial success dependent upon many factors, among which cost and public response are of fundamental importance. The normal distribution cycle of motion pictures produced or acquired for distribution by PARAMOUNT PICTURES is exhibition in U.S. and foreign theaters followed by videocassettes and discs, pay-per-view television, premium subscription television, network television, and basic cable television and syndicated television exploitation. During 1997, PARAMOUNT PICTURES theatrically released 20 feature motion pictures in the U.S., including TITANIC, winner of 11 Academy Awards including "Best Picture", FACE/OFF, KISS THE GIRLS, THE RAINMAKER, PRIVATE PARTS, and as co-productions with SPELLING FILMS, IN AND OUT and BREAKDOWN. In February 1998, SPELLING announced that it will no longer produce motion pictures. PARAMOUNT PICTURES currently plans to release approximately 15 films in 1998, including NEIL SIMON'S THE ODD COUPLE II, DEEP IMPACT, THE TRUMAN SHOW, SNAKE EYES and STAR TREK IX, and MTV FILMS' 200 CIGARETTES, DEAD MAN ON CAMPUS and ELECTION and NICKELODEON FILMS' THE RUGRATS MOVIE.

    In seeking to limit PARAMOUNT PICTURES' financial exposure, the Company has pursued a strategy with respect to a number of films of entering into agreements to distribute such films produced and/or financed, in whole or in part, with other parties. The parties to these arrangements include studio and non-studio entities, both domestic and foreign. In various of these arrangements, the other parties control certain distribution and other ownership rights.

    PARAMOUNT PICTURES generally distributes its motion pictures for theatrical release outside the U.S. and Canada through United International Pictures ("UIP"), a company owned by the Company, MGM and Universal. PARAMOUNT PICTURES distributes its motion pictures on videocassette and disc in the U.S. and Canada through PARAMOUNT HOME VIDEO-TM- and outside the U.S. and Canada, generally through Cinema International B.V., a joint venture of entities associated with the Company and Universal. PARAMOUNT PICTURES' feature films initially theatrically released in the U.S. from January 1, 1998 will be exhibited exclusively (within U.S. premium television) on SHOWTIME and THE MOVIE CHANNEL. PARAMOUNT PICTURES also distributes its motion pictures for premium subscription television release outside the U.S. and Canada and licenses its motion pictures to home and hotel/motel pay-per-view, airlines, schools and universities.

    During 1996, PARAMOUNT PICTURES entered into transactions with KirchGroup in Germany and with TCM Droits AudioVisuel S.N.C. and T elevision par Satellite in France for the licensing of its feature film and television programming output and libraries for free and pay television exploitation. SPELLING entered into a similar broad-based agreement with KirchGroup in 1996.

    During 1997, affiliates of PARAMOUNT PICTURES (i) entered into a multi-year license for television programming with GULF DTH and a multi-year license for feature film output and library product for GULF DTH's THE MOVIE CHANNEL (see "Business--Networks and Broadcasting--Other Joint Ventures"), and (ii) entered into multi-year transactions with Prima TV Spa in Italy and with Sogecable, S.A. in Spain for the licensing of feature film and television product for pay television and pay-per-view exploitation. PARAMOUNT PICTURES, through various affiliates, is also a joint venture partner in a number of international pay television channel services.

    UIP and United Cinemas International ("UCI", as described below) are the subject of governmental inquiries by the Commission of the European Community ("EC"). UIP has resolved all issues with the EC relating to its pay television operations in the European Union. Consistent with PARAMOUNT PICTURES' and the other member studios' recent practices, the UIP member studios have agreed to license their pay television rights in the future without using the facilities of UIP, although UIP is offering its licensees the opportunity to enter into separate agreements with each of PARAMOUNT PICTURES and the other UIP partners on substantially identical business terms. UIP Pay Television will continue to administer certain agreements that were previously entered into through UIP. The agreement regarding UIP's pay television operations is separate from the EC's evaluation of UIP's request to renew the exemption granted as of 1988 under the EC's rules covering UIP's theatrical distribution operations. On January 16, 1998, the EC issued a Statement of Objections expressing its preliminary views that UIP's application to renew such exemption should be denied. UIP and its partners sharply dispute the preliminary views expressed by the EC in the Statement of Objections and intend to provide evidence to the EC in order to persuade the EC that UIP provides significant advantages to its customers and filmgoers alike, and that the exemption should be extended.

    In addition to premium subscription television, most motion pictures are also licensed for exhibition on broadcast and basic cable television, with fees generally collected in installments. All of the above license fees for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the year that licensed films are available for such exhibition, which, among other reasons, may cause substantial fluctuation in PARAMOUNT PICTURES' operating results. At December 31, 1997, the unrecognized revenues attributable to such licensing of completed films from PARAMOUNT PICTURES' license agreements were approximately $1.1 billion. PARAMOUNT PICTURES has approximately 900 motion pictures in its library.

    TELEVISION PRODUCTION AND SYNDICATION. The Company, through PARAMOUNT PICTURES, VIACOM PRODUCTIONS and SPELLING, produces, acquires and distributes series, miniseries, specials and made-for-television movies primarily for network television, first-run syndication, pay television and basic cable television.

    The Company's current network programming includes FRASIER, GEORGE AND LEO,
DIAGNOSIS: MURDER, SABRINA THE TEENAGE WITCH, FIRED UP, SISTER, SISTER, and JAG, and through SPELLING, BEVERLY HILLS 90210, MELROSE PLACE, SAVANNAH, SUNSET BEACH and SEVENTH HEAVEN. The Company also produces original programming for UPN, including STAR TREK: VOYAGER, THE SENTINEL, and CLUELESS, and through SPELLING, MOESHA (see "Business--Networks and Broadcasting--United Paramount Network"). Generally, a network will license a specified number of episodes for exhibition on the network in the U.S. during the license period. All other distribution rights, including foreign and off-network syndication rights, are typically retained by the Company. The episodic license fee is normally less than the costs of producing each series episode; however, in many cases, the Company has been successful in recouping some of its costs by obtaining international sales through its syndication operations. Foreign sales are generally concurrent with U.S.

network runs. Generally, a series must have a network run of at least four years to be successfully sold in domestic syndication.

    The Company produces and/or distributes original television programming for first-run syndication which it sells directly to television stations in the U.S. on a market-by-market basis. The Company sells its programs to television stations for cash, advertising time or a combination of both. The Company's first-run syndicated programming includes such shows as STAR TREK: DEEP SPACE NINE, ENTERTAINMENT TONIGHT, HARD COPY, THE MONTEL WILLIAMS SHOW, REAL TV, WILD THINGS and VIPER, and through SPELLING, JUDGE JUDY.

    The Company also distributes its television programming to basic cable program services, including services in which the Company has an interest, such as NICK AT NITE and VH1 in the U.S. PARAMOUNT PICTURES also licenses programming to and operates THE PARAMOUNT COMEDY CHANNEL and NICKELODEON licenses programming to and operates NICKELODEON in the U.K. (See "Business--Networks and Broadcasting")

    The Company, through PARAMOUNT TELEVISION and through WORLDVISION, a subsidiary of SPELLING, distributes or syndicates television series, feature films, made-for-television movies, miniseries and specials for television exhibition in domestic and/or international broadcast, cable and other marketplaces. Feature film and television properties distributed by the Company are produced by the Company and/or SPELLING or acquired from third parties. Third-party agreements for the acquisition of distribution rights are generally long-term and exclusive in nature; such agreements frequently guarantee a minimum recoupable advance payment to such third parties and generally provide for periodic payment to such third parties based on the amount of revenues derived from distribution activities after deduction of the Company's distribution fee, recoupment of distribution expenses and recoupment of any advance payments.

    The recognition of revenues for license fees for completed television programming in syndication and on basic cable is similar to that of feature films exhibited on television and, consequently, operating results are subject to substantial fluctuation. At December 31, 1997, the unrecognized revenues attributable to television program license agreements were approximately $523.5 million, of which approximately $117.2 million was attributable to SPELLING.

    THEATRICAL EXHIBITION. The Company's movie theater operations consist primarily of FAMOUS PLAYERS-Registered Trademark- in Canada and UCI in Europe, Latin America and Asia. At December 31, 1997, FAMOUS PLAYERS, a 100%-owned subsidiary of the Company, operated approximately 550 screens in 100 theaters across Canada. UCI, a 50%-owned joint venture of entities associated with the Company and Universal, operated as of December 31, 1997, approximately 520 screens in 74 theaters in the U.K., Ireland, Germany, Austria, Spain, Japan, Portugal, Argentina, Brazil and Panama. On December 26, 1997, the Company sold the assets of CINAMERICA THEATRES L.P., a 50%-owned joint venture with Time Warner, to WestStar Holdings, Inc., a joint venture between Jeffrey G. Levine and Warburg, Pincus Ventures, L.P.

    MUSIC PUBLISHING. The FAMOUS MUSIC publishing companies own, control and/or administer all or a portion of the copyright rights to more than 100,000 musical works (songs, scores, cues). These rights include the right to license and exploit such works, as well as the right to collect income generated by such licensing and exploitation.

    The majority of rights acquired by FAMOUS MUSIC are derived from (i) music acquisition agreements entered into by PARAMOUNT PICTURES, MTVN and various other divisions of the Company respecting certain motion pictures, television programs and other properties produced by such units, and (ii) music acquisition agreements entered into directly by FAMOUS MUSIC with songwriters and music publishers, including exclusive songwriting agreements, catalog purchases and administration agreements.

VIDEO AND MUSIC/THEME PARKS

    The Company operates in the home video rental and retailing business, the music retailing business and the video game rental business through its BLOCKBUSTER ENTERTAINMENT GROUP ("BLOCKBUSTER").

    HOME VIDEO RENTAL AND RETAILING. BLOCKBUSTER owns, operates and franchises videocassette rental and sales stores worldwide. Domestically, BLOCKBUSTER VIDEO-Registered Trademark- stores generally range in size from approximately 5,000 square feet to 15,000 square feet, averaging 6,100 square feet, and carry a comprehensive selection of prerecorded videocassettes. Internationally, BLOCKBUSTER VIDEO-Registered Trademark- stores are generally smaller, averaging approximately 3,600 square feet but varying widely. The selection of prerecorded videocassettes available for rental and sale varies widely among international markets. BLOCKBUSTER offers titles primarily for rental and also offers titles for purchase on a "sell-through" basis (see "Business--Competition--Video"). At its BLOCKBUSTER VIDEO stores, the Company also offers video games for rental.

    The Company has embarked upon a strategy to improve customer satisfaction as a means of improving BLOCKBUSTER's performance and is implementing various programs with its major video product suppliers to improve selection, convenience, price and availability of videos for its customers. The Company is also implementing new advertising campaigns to highlight the inprovements it is making for BLOCKBUSTER's customers.

    At December 31, 1997, there were 6,049 BLOCKBUSTER VIDEO stores operating worldwide, a net increase of 732 stores over December 31, 1996; there were 4,038 BLOCKBUSTER VIDEO stores operating throughout all 50 states, Puerto Rico and Guam, a net increase of 337 stores over December 31, 1996, 3,347 of which were owned by the Company and 691 of which were owned by franchisees; and there were 2,011 BLOCKBUSTER VIDEO stores operating in 26 foreign countries, a net increase of 395 stores over December 31, 1996, 1,758 of which were owned by the Company, 123 of which were owned by various joint ventures in which the Company is a partner and 125 of which were owned by franchisees.

    No new franchises to develop, own and operate BLOCKBUSTER VIDEO stores were granted in 1997. During 1997, the Company entered into two new foreign markets, exited one foreign market, and increased its participation in one previously franchised foreign market.

    During 1997, BLOCKBUSTER relocated its headquarters to Dallas, Texas, commenced construction of a new 800,000 square foot distribution facility in McKinney, Texas and implemented a program to purchase virtually all product directly from the manufacturer and distribute that product directly to its stores. This new distribution facility became operational in the first quarter of 1998, doubling BLOCKBUSTER's existing distribution capabilities.

    The Company's home video business may be affected by a variety of factors, including but not limited to, general economic trends in the movie and home video industries, the quality of new release titles available for rental and sale, competition, marketing programs, weather, special or unusual events, changes in technology, and similar factors that may affect retailers in general.
 As with other retail outlets, there is a distinct seasonal pattern to the home video business. The peak rental times tend to mirror school vacation patterns (I.E., summer, spring break, Christmas, Easter).

    MUSIC RETAILING. Through retail stores operating under the BLOCKBUSTER MUSIC-Registered Trademark- trade name, BLOCKBUSTER is among the largest retailers of prerecorded music in the U.S. At December 31, 1997, BLOCKBUSTER owned and operated 425 BLOCKBUSTER MUSIC stores in 34 states in the U.S., a net decrease of 71 stores from the prior year.

    The Company's music business may be affected by a variety of factors, including, but not limited to, general economic trends and conditions in the music industry, including the quality of new titles and artists, competition, marketing programs, changes in technology, and similar factors that may affect retailers in general. The Company's music business is seasonal, with higher than average monthly revenue experienced during the Thanksgiving and Christmas seasons, and lower than average monthly revenue experienced in September and October.

    THEME PARKS. The Company, through PARAMOUNT PARKS, owns and operates five regional theme parks and one water park in the U.S. and Canada: PARAMOUNT'S CAROWINDS-Registered Trademark-, in Charlotte, North Carolina; PARAMOUNT'S GREAT AMERICA-TM-, in Santa Clara, California; PARAMOUNT'S KINGS DOMINION-TM- located near Richmond, Virginia; PARAMOUNT'S KINGS ISLAND-TM- located near Cincinnati, Ohio; PARAMOUNT CANADA'S WONDERLAND-Registered Trademark- located near Toronto, Ontario; and RAGING WATERS-TM-, in San Jose, California. Each of the theme parks features attractions based on intellectual properties of the Company. Substantially all of the theme parks' operating income is generated from May through September; however, the profitability of the leisure-time industry is influenced by various factors which are not directly controllable, such as economic conditions, amount of available leisure time, oil and transportation prices, and weather patterns. In January 1998, PARAMOUNT PARKS and Las Vegas Hilton Corporation launched STAR TREK: THE EXPERIENCE-TM- at the Las Vegas Hilton, a futuristic-themed, interactive environment based on the popular TV series and movies.

PUBLISHING

    The Company, through the SIMON & SCHUSTER family of companies, publishes and distributes hardcover and paperback books, audiobooks, software (including CD-ROM products), educational textbooks, supplemental educational materials, multimedia curricula, and information and reference materials for consumers, schools, businesses and professionals. SIMON & SCHUSTER's flagship imprints include SIMON & SCHUSTER, POCKET-Registered Trademark- BOOKS, PRENTICE HALL, SILVER BURDETT GINN-Registered Trademark- and MACMILLAN-Registered Trademark-USA. SIMON & SCHUSTER distributes its products directly and through third parties. SIMON & SCHUSTER also delivers content and sells products on Internet Web sites operated by various imprints or linked to individual titles.

    SIMON & SCHUSTER is organized into four operating groups, consisting of the Education, Consumer, Reference, and International and Business & Professional Groups. On January 14, 1998, the Company announced its intention to sell all of its publishing businesses other than the Consumer Group.

    EDUCATION GROUP. The Education Group publishes college, elementary and secondary textbooks and related materials, computer-based educational and staff development products, audiovisual products and vocational and technical materials under such imprints as PRENTICE HALL, SILVER BURDETT GINN, GLOBE FEARON-TM-, MODERN CURRICULUM PRESS, SIMON & SCHUSTER CUSTOM PUBLISHING and ALLYN & BACON, among others. The Education Group is composed of three operating units: Higher Education, K-12 Publishing, and Education Technology.

    The Higher Education unit publishes titles in all major disciplines, at both the introductory and advanced levels. Increasingly, titles published by the Higher Education unit are packaged with CD-ROM software and linked to Internet Web sites. The K-12 Publishing unit offers textbooks and related instructional materials as well as software and on-line educational materials in all major school subject areas. The Education Technology Group produces electronic instructional products and services, and includes the COMPUTER CURRICULUM CORPORATION-TM-, which licenses an integrated multiple media learning system to schools for instruction on all core subjects, and the EDUCATIONAL MANAGEMENT GROUP-TM- unit, which broadcasts taped, live, interactive and customized television programming into classrooms via satellite.

    In 1997, the Company acquired all the outstanding stock of SkyLight Training & Publishing Inc., a company that offers continuing education programs and seminars for elementary and secondary school teachers.

    The educational marketplace is subject to seasonal fluctuations in its business which correlate to the traditional school year. Sales to elementary and secondary schools are dependent, in part, on the

"adoption" or selection of instructional materials by designated state agencies. Approximately half of the U.S. states and some localities regulate the purchase of textbooks through the textbook adoption process.

    CONSUMER GROUP. The Consumer Group publishes and distributes hardcover, trade paperback, mass-market books, audiobooks and CD-ROM products under imprints including SIMON & SCHUSTER, POCKET BOOKS, SCRIBNER, and THE FREE PRESS. Additionally, SIMON & SCHUSTER develops special imprints and publishes titles based on MTV, NICKELODEON and PARAMOUNT PICTURES products.

    Fifty-six titles published by the Consumer Group in 1997 were New York Times bestsellers, including eleven New York Times number one bestsellers. Bestselling consumer titles released in 1997 include the Pulitzer Prize-winning "Angela's Ashes" (Frank McCourt), "Undaunted Courage" (Stephen Ambrose), "She's Come Undone" (Wally Lamb), "Stones from the River" (Ursula Hegi), "Pretend You Don't See Her" (Mary Higgins Clark), "The Bible Code" (Michael Drosnin), Julie Garwood's "Clayborne Brides" trilogy, "Hanson" (Jill Matthews), and "Diana: Her True Story, The Commemorative Edition" (Andrew Morton).

    The Company publishes audiobooks through SIMON & SCHUSTER AUDIO-TM- and publishes consumer CD-ROM titles through SIMON & SCHUSTER INTERACTIVE-TM-. Titles published by SIMON & SCHUSTER INTERACTIVE generally consist of CD-ROM product extensions of well known book publishing properties or titles associated with recognized authors, including such 1997 titles as "Star Trek Captain's Chair", "Star Trek Encyclopedia" and "Richard Scarry's Best Math Program Ever". SIMON & SCHUSTER ONLINE-TM-, through "SimonSays.com", publishes original content, builds reader communities, and promotes and sells the Consumer Group's books and products over the Internet.

    The consumer marketplace is subject to increased periods of demand in the summer months and during the end-of-year holiday season.

    REFERENCE GROUP. The Reference Group, operating as MACMILLAN PUBLISHING USA, publishes for the consumer and library markets through its MACMILLAN COMPUTER PUBLISHING USA, MACMILLAN REFERENCE USA and MACMILLAN DIGITAL PUBLISHING USA units.

    MACMILLAN COMPUTER PUBLISHING USA ("MCP") published approximately 600 titles in 1997, of which over half were either packaged with a CD-ROM or other software, or linked to Web sites on the Internet. MCP also published original content over the Internet through the MACMILLAN INFORMATION SUPERLIBRARY-TM- Web site. Other well-known imprints of MCP include QUE, SAMS, NEW RIDERS-TM-, ZIFF-DAVIS PRESS, ADOBE PRESS and CISCO PRESS.

    MACMILLAN REFERENCE USA is the publisher of such well-known consumer reference series as Frommer's-Registered Trademark- and Unofficial Guide travel guides, J.K. Lasser tax guides, Betty Crocker and Weight Watchers cookbooks, Arco test preparation guides, Howell Book House-TM- pet books, Burpee-Registered Trademark- gardening books and Thorndike-Registered Trademark-large print books. MACMILLAN REFERENCE USA also publishes library reference materials, including multivolume academic encyclopedias, many through its CHARLES SCRIBNER'S SONS-Registered Trademark- imprints. MACMILLAN DIGITAL PUBLISHING is the software and online division that publishes electronic products based primarily on the MACMILLAN PUBLISHING USA library.

    INTERNATIONAL AND BUSINESS & PROFESSIONAL GROUP. Through a wide variety of imprints, the International and Business & Professional Group (the "IBP Group") publishes and distributes books and software in 42 countries, and offers business, professional training, vocational, medical and healthcare information and human resources management products and related services, including books, newsletters, journals, seminars, videos, loose-leaf series and multimedia programs. Operating units include PRENTICE HALL
INTERNATIONAL-Registered Trademark-, THE NEW YORK INSTITUTE OF FINANCE-TM-, APPLETON & LANGE-Registered Trademark-, JOSSEY-BASS-TM-, THE BUREAU OF BUSINESS PRACTICE-TM-, PRENTICE-HALL DIRECT-Registered Trademark-, and MASTER DATA CENTER-TM-.

    International publishing consists of the international distribution of English-language titles as well as the publication of non-English language titles and local translations and adaptations of U.S. titles. The IBP Group, primarily through PRENTICE HALL INTERNATIONAL, distributes English-language books, software and multimedia titles in North America, Asia, Europe, Australia and Latin America. The non-English language titles published by the Group outside North America are focused in the areas of academic, computer, English language training, vocational training, and professional publishing. The IBP Group also maintains co-publishing partnerships in approximately 14 countries, including Japan and the People's Republic of China.

DISCONTINUED OPERATIONS

    RADIO. On July 2, 1997, the Company sold its ten radio stations to Chancellor Media Corp. for approximately $1.1 billion.

    CABLE TELEVISION. On July 31, 1996, the Company completed the split-off of a subsidiary that held its cable television systems to its shareholders pursuant to an exchange offer and related transactions.

    INTERACTIVE GAMES. On February 19, 1997, the Company adopted a plan to dispose of its interactive game businesses, including VIACOM NEW MEDIA-Registered Trademark-, the operations of which were terminated in 1997. On that same date, the Board of Directors of SPELLING approved a formal plan to dispose of VIRGIN INTERACTIVE ENTERTAINMENT LIMITED ("VIRGIN INTERACTIVE"). Spelling expects to complete a transaction in 1998. VIRGIN INTERACTIVE develops and publishes interactive entertainment software for personal computers and video game consoles on a wide variety of platforms.

    MADISON SQUARE GARDEN. On March 10, 1995, the Company sold Madison Square Garden Corporation which included the Madison Square Garden Arena, the Paramount theater, the New York Knickerbockers, the New York Rangers and the Madison Square Garden Network to a joint venture of ITT Corporation and Cablevision Systems Corporation for closing proceeds of approximately $1.0 billion, representing the sale price of approximately $1.075 billion, less an approximately $66 million in working capital adjustments. The net after-tax proceeds of the sale were used to repay debt.

INTELLECTUAL PROPERTY

    It is the Company's practice to protect its theatrical and television product, software, publications and its other original and acquired works. The following logos and trademarks are among those strongly identified with the product lines they represent and are significant assets of the Company:
VIACOM-Registered Trademark-, the BLOCKBUSTER-Registered Trademark- family of marks, MACMILLAN-Registered Trademark-, the MTV: MUSIC
TELEVISION-Registered Trademark- family of marks, THE MOVIE CHANNEL-TM-, NICK AT NITE-Registered Trademark- and the NICKELODEON-Registered Trademark- family of marks, TV LAND-Registered Trademark-, the PARAMOUNT-Registered Trademark- family of marks, POCKET BOOKS-TM-, SIMON & SCHUSTER-Registered Trademark-, SHOWTIME-Registered Trademark-, the STAR TREK-Registered Trademark- family of marks and the VH1 MUSIC FIRST-TM- family of marks.

COMPETITION

NETWORKS

    MTVN. MTVN services are in competition for available channel space on cable systems and for fees from cable operators and other multichannel distributors, with other cable program services, and nationally distributed and local independent television stations. MTVN also competes for advertising revenue with other cable and broadcast television networks, and radio and print media. For basic cable television networks such as the MTVN services, advertising revenues derived by each program service depend on the number of households subscribing to the service through local cable operators and other distributors in addition to household and demographic viewership as determined by research companies such as A.C. Nielsen. (See "Business--Competition--Entertainment")

    Certain major record companies have launched music-based program services outside the U.S., including, but not limited to: Channel V, which is jointly owned and operated in Asia by Star TV and four major record labels; and Viva and Viva 2, German-language music channels distributed in Germany and owned in large part by four major record labels. In addition, MuchMusic, a music service which originated in Canada, is distributing a MuchMusic service customized for the Latin American market in Argentina, and commenced U.S. distribution in the spring of 1995.

    Children oriented programming blocks are currently exhibited on a number of U.S. broadcast television networks, including, among others, "Fox Kids", "Kids' WB" and a Saturday morning block on ABC, all of which directly compete with NICKELODEON for advertising revenue. There are also a number of other U.S. cable television program services featuring children oriented programming, including The Cartoon Network and the Disney Channel. In addition, NICKELODEON also directly competes internationally with other television programming services and blocks targeted at children for distribution by cable, satellite and other systems, and for distribution license fees and advertising revenue.

    SNI. Competition among premium subscription television program services in the U.S. is primarily dependent on: (i) the acquisition and packaging of an adequate number of recently released quality motion pictures and the production, acquisition and packaging of original programs and motion pictures; and (ii) the offering of prices, marketing and advertising support and other incentives to cable operators and other distributors for carriage so as to favorably position and package SNI's premium subscription television program services to subscribers. HBO is the dominant company in the U.S. premium subscription television category, offering two premium subscription television program services, the HBO service and Cinemax. SNI is second to HBO with a significantly smaller share of the premium subscription television category. Encore Media Group (an affiliate of Tele-Communications, Inc.) owns the third principal premium subscription television program service in the U.S., Starz!, which features recently released motion pictures and competes with SNI's and HBO's premium program services. Starz!, which had initially received distribution primarily on cable systems owned and/or managed by Tele-Communications, Inc., is now also carried on cable systems owned or managed by others, in TVRO and on all three DBS platforms.

BROADCASTING

    The principal method of competition in broadcast television is the development of audience interest through programming and promotions. The Company's expansion strategy has been to seek to acquire UPN affiliates or independent stations which will become primary affiliates of UPN. At this time, UPN has limited programming. Therefore, with respect to the UPN-affiliated stations, and, to the extent that the Company acquires independent stations, there will be a need for those stations to acquire additional programming to a greater extent than would otherwise be required if the stations were affiliated with other, more established networks. Television stations compete for advertising revenues with other stations in their respective coverage areas as well as with all other advertising media.

    Generally, technological advances in the methods of providing home entertainment and changing regulatory policies with respect to the broadcast industry may have an impact upon broadcasting's future competitive environment. The broadcasting industry itself is in the midst of retooling for the digital era. Broadcast television signals are presently transmitted in analog form. However, in April 1997, the FCC issued a digital television ("DTV") Table of Allotments, which assigned to all existing television stations nationwide a second, six-MHz channel for broadcasting in digital form. Under FCC rules, television stations may use this second channel to broadcast either one or two streams of "high definition" digital television ("HDTV") video programming or to "multicast" several streams of standard digital video programming. Broadcasters may also deliver large amounts of data over their DTV channels. At a minimum, broadcasters are required under the FCC's DTV rules to provide a free digital video programming service the resolution of which is comparable to or better than that of today's service on air during the same time periods that their analog channels are broadcasting.

    At the time it adopted the DTV Table of Allotments, the FCC also established a schedule pursuant to which all television stations must have constructed their DTV operations (see "Business Regulation-Broadcasting"). Under that schedule, any commercial television station that is not an affiliate of ABC, CBS, NBC or FOX must construct its DTV station no later than May 1, 2002. Accordingly, because its stations are all affiliates of UPN or WB, the Company must have constructed its digital operations by that date, unless an extension of time is granted by the FCC. Industry estimates of the cost of construction of a single DTV station range from $3 million to $6 million. The Company is currently formulating plans for use of its DTV channels. It is difficult to assess how DTV will affect the Company's broadcast business with respect to other broadcasters and other video program providers.

    Another factor that could affect the Company's broadcast business is the deregulation of television ownership restrictions. The Telecommunications Act of 1996, which amended the Communications Act, liberalized television station ownership limits by eliminating the former numerical cap of 12 television stations and by increasing the nationwide audience reach limitation from 25% to 35%. This change in the restrictions on national television ownership has enabled the Company, as well as other broadcast groups, to significantly increase their television holdings. As for restrictions on local television ownership, the FCC is currently considering relaxation of its ownership rules (see "Business--Regulation--Broadcasting").

ENTERTAINMENT

    The Company competes with other major studios and independent film producers in the production and distribution of motion pictures and videocassettes. Similarly, as a producer and distributor of television programs, the Company competes with other studios and independent producers in the licensing of television programs to both networks and independent television stations. PARAMOUNT PICTURES' competitive position primarily depends on the quality of the product produced, public response and cost. The Company also competes to obtain creative talents and story properties which are essential to the success of all of the Company's entertainment businesses.

    Corporate mergers consummated in recent years have resulted in greater consolidation in the entertainment and media industries, which may also present significant competitive challenges to several of the Company's businesses, including its theatrical motion picture division and its basic and premium subscription program services.

VIDEO RETAIL

    The home video retail business is highly competitive. The Company believes that the principal competitive factors in the business are title selection, number of copies of titles available, the quality of customer service and pricing. The Company believes that the success of its business depends, among other factors, on its large and attractive Company-owned and franchisee-owned BLOCKBUSTER VIDEO stores offering a wider selection of titles and larger and more accessible inventory than most of its competitors, more convenient store locations, faster and more efficient computerized check-in/check-out procedures, extended operating hours, effective customer service and competitive pricing.

    Home video retailers and distributors from time to time offer titles at a price substantially lower than the range in which titles are ordinarily priced to home video retailers. These titles, known as "sell-through" titles (because their lower wholesale price is intended to increase the number of copies sold by retailers), consist primarily of successful movies for children and other movies that have unique characteristics or other mass ownership appeal. BLOCKBUSTER offers these titles both for rental and sale in its stores. The competition for sales of these titles is greater than "rental-priced products" due to the participation in this marketplace of mass merchants, grocery stores and other retailers not engaged primarily in the business of renting videocassettes.

    In the retail rental marketplace, the Company and its franchisees compete with other national and regional video rental chains, local video rental stores, grocery stores and several other retailers engaged in the rental of videocassettes.

    A significant competitive advantage that the Company and its franchisees (and all other video retail outlets) currently enjoy over broadcast, cable and DBS television is a limited exclusive distribution "window" that occurs soon after a film's theatrical release. Generally, after the initial domestic theatrical exhibition of a film, motion picture producers make the films available to video rental outlets on an exclusive basis for a period of time. The length of this period, however, varies based upon a number of factors including, but not limited to, the box office success of the film and license fee commitments made by pay-per-view distributors, premium subscription program services and broadcast networks to exhibit the film in such alternative windows. While the Company believes that the economic advantages to motion picture producers in the home video marketplace favor continuation of present practices regarding windowing, there can be no assurances that such producers will not alter the exclusive home video window due to new methods of distribution or other factors.

    A number of consumer electronics companies introduced "digital versatile disc" or "DVD" players into the marketplace during 1997. This new digital technology is an alternative to the videocassette recorder ("VCR") that permits the owner to view prerecorded filmed entertainment on a standard television set. The DVD players, however, do not accept videocassettes; they only play a newly developed disc, similar in size and shape to a compact disc or a CD-ROM. It is unclear at this time how many new releases and older titles will be made available in this new format. In addition, the initial DVD players, unlike VCRs, will not have recording capabilities. Given these issues, the Company is unable to determine whether this new format will gain significant consumer acceptance generally or among the Company's customers. As a result, the Company is unable to determine the impact, if any, this new format will have on the Company's business. The Company is monitoring the acceptance by the marketplace of DVD and is considering how to exploit this new medium, both in the rental and sale of DVD titles.

MUSIC RETAIL

    In recent years, competition among music retailers has intensified greatly with the significant expansion of the importance of mass merchants in the business. A number of these retail chains have significantly reduced their prices on prerecorded music products (primarily new releases) to attract customers into their stores and generate sales of other higher margin products. As a result of this competition, the Company has been required to lower the prices at which it sells many of its products, resulting in lower revenue and reduced profit margins. Some of these chains, including the Company, have begun closing unprofitable stores in an attempt to minimize operating losses; however, it has generally been recognized that music retailers have experienced improved demand in 1997.

THEME PARKS

    The Company's theme parks compete directly with other theme parks in their respective geographic regions as well as generally with other forms of leisure entertainment. The Company believes that its intellectual properties enhance existing attractions and facilitate the development of new attractions to encourage visitors to the PARAMOUNT PARKS theme parks, water park and STAR TREK:
THE EXPERIENCE at the Las Vegas Hilton.

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

INTELLECTUAL PROPERTY

    The Company conducts many of its businesses through the control and exploitation of the numerous copyrights and trademarks underlying its products and licenses; therefore, domestic and international laws affecting intellectual property are of significant importance to the Company.

    WIPO COPYRIGHT TREATIES. On December 20, 1996, delegates from countries belonging to the World Intellectual Property Organization ("WIPO") adopted two proposed treaties: a Copyright Treaty and a Performers and Phonograms Treaty. The treaties take effect if ratified by 30 nations. The delegates from the U.S government, as well as those from virtually every other country where the Company engages in business, supported adoption of the treaties.

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

    On July 28, 1997, the Executive Branch proposed legislation to implement the WIPO treaties in the United States. This legislation (H.R. 2281, S. 1121) included a provision to prohibit the sale of devices which have limited significant commercial purpose other than to circumvent anti-copying technologies and a provision to prohibit the dissemination of false copyright management information. Hearings on this bill have been held in both the House of Representatives and the Senate. On February 26, 1998, the House Judiciary Subcommittee on Courts and Intellectual Property voted to send this implementing legislation to the full House Judiciary Committee. The full House Judiciary Committee may consider this legislation in April 1998. The Senate Judiciary Committee has not scheduled a vote on S. 1121. Since it is unclear whether or in what form such legislation will be enacted into law, the Company cannot predict what impact any such law would have on its operations.

    ONLINE SERVICE PROVIDER LIABILITY. The House of Representatives' Courts and Intellectual Property Subcommittee, on February 26, 1998, approved legislation, H.R. 3209, which would limit the liability, in certain circumstances, of online service providers and telephone companies for some copyright infringements which occur on their networks. It is anticipated that the full House Judiciary Committee will consider the legislation in April 1998 and additional changes to the legislation are anticipated. Similar legislation has not been introduced in the Senate; however, legislation is being developed by the Senate Judiciary Committee. In addition, this legislation is being considered concurrently with the WIPO legislation. As with WIPO, the Company cannot predict whether or in what form this legislation will be enacted into law or what impact the legislation would have on its operations.

    COPYRIGHT TERM EXTENSION. The House of Representatives' Courts and Intellectual Property Subcommittee, on September 30, 1997, approved legislation to extend the term of copyright by 20 years. In March 1998, the House Judiciary Committee approved this legislation and the House of Representatives subsequently passed such legislation. The Senate Judiciary Committee has yet to vote on this legislation. Term extension, if approved, would have little effect on the Company in the near term, but could have a small beneficial effect over time.

    COMPULSORY COPYRIGHT. Multichannel video distributors such as cable television, SMATV, MMDS and DTH systems are each subject to the Copyright Act which provides a compulsory copyright license for retransmission of broadcast signals. It is expected that a rulemaking now underway at the U.S. Copyright Office will determine that "open video systems" under the 1996 Telecommunications Act will also be subject to the compulsory license.

    The compulsory license rate paid to various copyright owners of programs for cable, MMDS and SMATV systems retransmission of broadcast signals is statutorily set while the fees for DTH service are set through negotiations and binding arbitration, taking into account fair market value of the signals. On August 1, 1997, a Copyright Arbitration Royalty Panel ruled that the DTH rates for retransmission of distant broadcast signals should be increased to $0.27 per subscriber per month. This decision was upheld by the Librarian of Congress on October 23, 1997, who set the effective date for the rate increase as January 1, 1998. However, the new rate is now being challenged in federal district court and legislation has been introduced in Congress, (H.R. 2921, S. 1422) which temporarily reinstates the old rates. On March 12, 1998, the Senate Commerce Committee approved S. 1422 and the bill is awaiting consideration by the full Senate. In the House, language similar to that in S. 1422 was included in legislation that was voted on by the Courts and Intellectual Property Subcommittee. The final rate, however, that is to be paid by the satellite companies is still under consideration. It is not possible to predict what the final result will be.

    Unlike the compulsory license applicable to other multichannel video program providers, the DTH compulsory license is not permanent and is scheduled to end in December 1999. Legislation has been introduced (H.R. 3210, S. 1720) which would grant a permanent extension of the DTH compulsory copyright license. In addition, this legislation would broaden the scope of the DTH compulsory license to allow these satellite providers to retransmit local broadcast signals into their local markets, something that is not allowed under current law. The House Courts and Intellectual Property Subcommittee approved this legislation on March 18, 1998. It is not clear when the full House Judiciary Committee or the Senate Judiciary Committee will vote on the legislation. If the legislation is enacted, it could be expected to have a positive impact on the Company.

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

CABLE NETWORKS AND BROADCASTING

CABLE NETWORKS

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

CABLE RATE REGULATION

    The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") directed the FCC to prescribe rate regulations that protect subscribers from having to pay unreasonable rates by insuring that rate levels of cable systems' "basic service tier" (BST)--which includes retransmission consent and must-carry broadcast signals and the public, educational and governmental channels-- and "cable programming service tier" (CPST) do not exceed rates that would be charged in the presence of effective competition. Programming offered on a per-channel or per-program basis is exempt from rate regulation.

    In implementing the 1992 Cable Act, the FCC has adopted a system of rate regulation that combines a benchmarking approach with a mark-up or a price cap mechanism. A benchmark formula is used to determine an initial reasonable regulated rate for each cable system. Then a price cap mechanism or a mark-up method is applied to determine how cable operators can adjust their rates on a going forward basis. Under the price cap mechanism, with respect to programming costs, operators are allowed to pass through the costs of newly added channels, subject to specified caps. In addition, operators may create a "new product tier" (NPT), which is exempt from rate regulation, so long as certain conditions are met. In light of recent cable rate increases, the FCC has recently expressed interest in reexamining the terms of its allowance of programming cost pass-throughs.

    Congress revisited certain aspects of cable rate regulation in the Telecommunications Act of 1996, which offered significant regulatory relief. Small cable systems were immediately exempted from regulation of their CPSTs. All other cable systems are set to experience the same change, but not until March 31, 1999, when all rate regulation of the CPST is set to expire, although this month legislation was introduced in the House which seeks to indefinitely extend the rate regulation provisions.

    Cable rate regulation adversely affects the Company's non-premium cable program services which rely on cable operator license fee support, along with advertising revenues, to maintain the quantity and quality of programming. Rate regulation erodes incentives for operator investment in programming, particularly new, start-up program services.

PROGRAM ACCESS

    The 1992 Cable Act added a program access requirement, which imposes certain pricing and other restrictions on vertically integrated satellite cable programming vendors with respect to the provision of their program services to multichannel distributors of programming, such as cable systems, SMATV systems, MMDS operators and TVRO and DBS distributors. Specifically, vertically integrated program services generally are prohibited from entering exclusive arrangements with cable operators and from discriminating against cable competitors on programming price and other terms. Congress enacted the program access provision in order to spur competition to incumbent cable providers by insuring that cable competitors would not have difficulty in obtaining access to cable programming that is affiliated with cable operators. The Telecommunications Act of 1996 extended the program access rules to program services in which common carriers that provide video programming have an attributable interest.

    The Company divested its cable systems in 1996 and, as a result, the Company's wholly owned program services have been deemed no longer subject to program access restrictions. However, it has been reported that legislation may be introduced in both houses of Congress, which would, among other things, extend the program access provisions to unaffiliated program services. Such legislation, if ever enacted, could adversely impact the Company's program services, particularly its start-up services.

BROADCASTING

    Television and radio broadcasting are subject to the jurisdiction of the FCC pursuant to the Communications Act.

    THE COMMUNICATIONS ACT. The Communications Act authorizes the FCC to issue, renew, revoke or modify broadcast licenses; to regulate the radio frequency, operating power and location of stations; to approve the transmitting equipment used by stations; to adopt rules and regulations necessary to carry out the provisions of the Communications Act; and to impose certain penalties for violations of the Communications Act and the FCC's regulations governing the day-to-day operations of television stations.

    BROADCAST LICENSES. Unless the FCC finds that doing so would not be in the public interest, it will grant broadcast station licenses for maximum periods of eight years. Upon application to and approval by the FCC, the licenses are renewable for an indefinite number of additional eight-year periods.

    A licensee can ordinarily expect renewal of its license if the licensee has served the public interest and has not seriously violated the Communications Act or FCC rules. The FCC decides what factors are relevant to whether a broadcaster has served the "public interest." In addition to the broadcaster's record of providing news, public affairs, and other informational programming, the FCC also reviews at renewal a licensee's compliance with the Children's Television Act of 1990 and FCC rules implementing that law. Under those rules, beginning on September 1, 1997, licensees generally are required to program on a regularly scheduled basis at least three hours per week of "core" educational and informational programming targeted to children ages 16 and under. Licensees are also required to abide by commercial limits during all programming targetted to children ages 12 and under. At renewal, the FCC also reviews the licensee's compliance with that agency's EEO policies and rules.

    A license which has expired but is awaiting renewal entitles the licensee to continue broadcasting pending grant of the renewal. The status of the Company's television stations' licenses is as follows: KTXA-TV and KTXH-TV each expires on August 1, 1998; KMAX-TV expires on December 1, 1998; KSTW-TV expires on February 1, 1999; WSBK-TV expires on April 1, 1999; WPSG-TV expires on August 1, 1999; WDCA-TV and WGNT-TV each expires on February 1, 2005; WUPA-TV expires on April 1, 2005; WUPL-TV expires on June 1, 2005; WNDY-TV expires on August 1, 2005; and WKBD-TV and WWHO-TV each expires on October 1, 2005. Applications for renewal of a license must be filed with the FCC on the date that is four months prior to the license expiration. Any party seeking to formally object to a renewal application must file a petition to deny no later than 30 days prior to the license expiration date.

    With respect to DTV, the digital channel allotted to each television station licensee will be licensed for an eight-year term that is anticipated to run coterminous with that of the licensee's companion analog channel. The FCC contemplates that full conversion from analog to digital mode will occur in 2006, when broadcasters are expected to turn in licenses for their analog channels. However, in the Conference Report to the Balanced Budget Act of 1997, Congress indicated that the analog-to-DTV transition may be extended in the event certain conditions are not met in a station's market, including, among others, the availability of DTV-to-analog technology. Until the transition to digital is complete, FCC rules require that broadcasters phase in (according to annual benchmarks) the percentage of video programming of their analog channels that is simulcast on the DTV channel.

    During the transition and thereafter, broadcasters are permitted to use their digital channels to offer ancillary and supplementary services, including, but not limited to, data transmission and subscription services. The Telecommunications Act of 1996 provides that broadcasters must pay the government fees for use of the spectrum based upon the extent to which such services generate revenues other than from commercial advertisements used to support broadcasting for which a subscription fee is not required. In mid-December 1997, the FCC initiated a rule making proceeding to determine the method for assessing those fees.

    The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC. Additionally, the Communications Act provides that no license may be held by a corporation if more than 20% of the voting stock is owned of record or voted by aliens or is subject to control by aliens. In addition, no corporation may hold the voting stock of another corporation owning broadcast licenses if more than 25% of the voting stock of such parent corporation is owned of record or voted by aliens or is subject to control by aliens, unless specific FCC authorization is obtained. The Company conducts annual surveys of its shareholders to ascertain compliance with foreign ownership limits. (See "Business--Regulation--Broadcasting--Ownership Limitations")

    MUST-CARRY/RETRANSMISSION CONSENT. The Communications Act grants certain "must carry" rights to broadcast television stations that are "local" to communities served by cable systems. Under the Communications Act, commercial stations have the alternative right to elect carriage on a cable system pursuant to "retransmission consent" on a negotiated basis. Must-carry/retransmission consent elections must be made every three years. (The next election period commences January 1, 2000.) On March 31, 1997, in TURNER BROADCASTING SYSTEM, INC. V. FCC, the U.S. Supreme Court upheld against a First Amendment challenge to the must-carry provisions of the Communications Act.

    All of the Company's television stations are carried on cable systems serving the communities in the stations' markets. Certain of the stations obtained carriage by asserting must-carry rights and other stations granted retransmission consent. Failure of broadcast stations to be carried on cable systems could be detrimental to the business of a television station.

    The application of must-carry requirements to DTV is to be decided by the FCC in a proceeding that is expected to be initiated the first or second quarter of 1998. The Telecommunications Act of 1996 expressly provides that no ancillary or supplementary DTV services provided by broadcasters will be entitled to mandatory cable carriage.

    RESTRICTIONS ON BROADCAST ADVERTISING. In the past, committees of Congress examined proposals that would eliminate or severely restrict advertising of beer and wine either through direct restrictions on content or through elimination or reduction of the deductibility of expenses for such advertising under federal tax laws. Such proposals generated substantial opposition. It is possible that similar proposals will be considered in Congress, particularly in view of the fact that certain broadcasters and cable networks have recently begun to advertise distilled spirits after a self-imposed, long-term ban on the airing of such ads. The new chairman of the FCC has stated that it is unlikely that the agency will initiate an inquiry into alcohol advertising in the near future. The elimination of all beer and wine advertising would have an adverse effect on the revenues of the Company's television stations.

    OWNERSHIP LIMITATIONS. The Telecommunications Act of 1996 deregulated national television ownership by eliminating the 12-station limit and increasing the nationwide audience reach limit from 25% to 35%. In calculating audience reach, the FCC looks to the percentage of U.S. households in each television market where a station is located. Under current FCC rules, UHF stations are entitled to a "discount," whereby only half of the households in a market are counted. The UHF discount will be reevaluated in 1998 as part of the FCC's biennial review, which, as directed by the Telecommunications Act of 1996, must be undertaken with respect to all of the broadcast ownership rules. Even if the UHF discount is eliminated, the Company's current group of television stations would remain well below the nationwide audience reach limit.

    With respect to local television ownership, the FCC currently prohibits a party from owning a television station whose Grade B contour overlaps with that of another television station. In a pending rule making proceeding, the FCC has proposed to relax the so-called "duopoly" rule to a Grade A contour/DMA standard. Under this proposal, a party would be permitted to own two television stations provided that their smaller Grade A contours do not overlap and they are not located within the same DMA, or "Designated Market Area", as that term is defined by Nielsen Media Research. As part of the same local television ownership proceeding, the FCC is also considering attributing ownership of stations to parties which operate those stations pursuant to LMAs. An LMA essentially enables a licensee of a television station to delegate the operations, sales and programming to another party subject to the ultimate control of the licensee. Under the most common scenario, a station in a given television market will operate a second station in the same market under an LMA -- without conflicting with FCC local ownership rules. In the pending proceeding, however, the FCC has proposed to narrow the use of LMAs by attributing ownership of a station to a party which operates that station pursuant to an LMA for 15% of the broadcast time. It is unclear how the Company's out-of-market LMAs in West Palm Beach-Fort Pierce, Florida, and in Providence, Rhode Island-New Bedford, Massachusetts, would be affected, if at all, by the FCC's proceedings.

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

    EUROPEAN UNION DIRECTIVE. In October 1989, the European Union ("EU", now the EC) directed each of the then 12 (now 15) Member States to adopt by October 3, 1991 broadcast quota regulations as outlined in the "Television without Frontiers" Directive (89/552/EEC). In March 1995, the European Commission approved revisions to this directive which would, if adopted, increase the discrimination against non-European programming. The EU Council of Ministers modified the proposed revisions in November 1995 and in February 1996 and the European Parliament recommended further modifications which were considered by both the Commission and the Council of Ministers. After much discussion, and referral to a Conciliation Committee, a final text was approved and adopted in June 1997 (97/36/EC). In respect of quotas the original wording of the 1989 Directive has been retained -- I.E., a majority proportion, where practicable and by appropriate means, to be achieved progressively on the basis of suitable criteria--thereby preserving the status quo reached in 1989. This change adopted by the EU has not had a material impact on the Company's television syndication business. The Company believes that its program services in Europe are in compliance with the EU broadcast quotas.

VIDEO AND MUSIC DISTRIBUTION

    FRANCHISING. Certain states, the U.S. Federal Trade Commission (the "FTC") and certain foreign jurisdictions require a franchiser to transmit specified disclosure statements to potential owners before issuing a franchise. Additionally, some states and foreign jurisdictions require the franchiser to register its franchise before its issuance. The Company believes the offering circulars used to market its franchises comply with the FTC guidelines and all applicable laws of states in the United States and foreign jurisdictions regulating the offering and issuance of franchises. The Company's home video and music retailing businesses, other than the franchising aspect, are not generally subject to any government regulation other than customary laws and local zoning and permit requirements.

ITEM 2. PROPERTIES.

    The Company maintains its world headquarters at 1515 Broadway, New York, New York, where it rents approximately one million square feet for executive offices and certain of its operating divisions. The lease runs to 2010, with four renewal options for five years each. The lease also grants the Company options for additional space and a right of first negotiation for other available space in the building. The Company also leases approximately 494,000 square feet of office space at 1633 Broadway, New York, New York, which lease runs to 2010, and approximately 237,000 square feet of office space at 1230 Avenue of the Americas, New York, New York, which lease runs to 2009, which leases contain options to renew. The Company owns the PARAMOUNT PICTURES studio at 5555 Melrose Avenue, Los Angeles, California, which consists of approximately 65 acres containing sound stages, administrative, technical and dressing room structures, screening theaters, machinery and equipment facilities, plus a back lot and parking lots. PARAMOUNT PARKS' operations in the U.S. include approximately 1,862 acres owned and 242 acres leased and in Canada include approximately 380 acres owned. The BLOCKBUSTER headquarters at 1201 Elm Street, Dallas, Texas consists of approximately 210,000 square feet of leased space. The BLOCKBUSTER retail and distribution operations in the U.S. and Canada consist of approximately 54 owned properties, aggregating approximately 343,000 square feet, and approximately 4,060 leased locations, aggregating approximately 27.8 million square feet. Facilities within the Publishing segment (other than executive offices at 1230 Avenue of the Americas described above) include approximately 6,366,000 square feet of space, of which approximately 4,766,000 square feet are leased. The facilities are used for warehouse, distribution and administrative functions.

    The Company also owns and leases office, studio, retail and warehouse space in various cities in the U.S., Canada and several countries around the world for its businesses. The Company considers its properties adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS.

    The Company was served last week with an action entitled ROSSDEUTSCHER V. VIACOM INC. (C.A. No. 98C-03-091 JEB) filed in the Superior Court in and for New Castle County, Delaware alleging that the Company breached contractual duties in connection with certain contingent rights issued in connection with the Company's acquisitions of Paramount Communications Inc. and Blockbluster Entertainment Corporation in 1994. The action seeks unspecified compensatory damages. The Company believes that the claims are without merit and intends to defend vigorously.

    Certain subsidiaries of the Company from time to time receive claims from federal and state environmental regulatory agencies and other entities asserting that they are or may be liable for environmental cleanup costs and related damages arising out of former operations. While the outcome of these claims cannot be predicted with certainty, on the basis of its experience and the information currently available to it, the Company does not believe that the claims it has received will have a material adverse effect on its results of operations, financial position or cash flows. (See "Item 6. Selected Financial Data" and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition")

    The Company and various of its subsidiaries are parties to certain other legal proceedings. However, these proceedings are not likely to result in judgments that will have a material adverse effect on its results of operations, financial position or cash flows.

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

NAME                                                       AGE                              TITLE
-----------------------------------------------------      ---      -----------------------------------------------------
Sumner M. Redstone...................................          74   Chairman of the Board of Directors and Chief
                                                                      Executive Officer
Philippe P. Dauman...................................          44   Deputy Chairman, Executive Vice President, General
                                                                      Counsel, Chief Administrative Officer and Secretary
                                                                      and Director
Thomas E. Dooley.....................................          41   Deputy Chairman, Executive Vice President-Finance,
                                                                      Corporate Development and Communications and
                                                                      Director
Robert M. Bakish.....................................          34   Senior Vice President, Planning, Development and
                                                                      Technology
Carl D. Folta........................................          40   Senior Vice President, Corporate Relations
Michael D. Fricklas..................................          38   Senior Vice President, Deputy General Counsel
Susan C. Gordon......................................          44   Vice President, Controller and Chief Accounting
                                                                      Officer
Rudolph L. Hertlein..................................          57   Senior Vice President, Corporate Development
Carol A. Melton......................................          43   Senior Vice President, Government Affairs
William A. Roskin....................................          55   Senior Vice President, Human Resources and
                                                                      Administration
Martin M. Shea.......................................          54   Senior Vice President, Investor Relations
George S. Smith, Jr..................................          49   Senior Vice President, Chief Financial Officer

------------------------

    None of the executive officers of the Company is related to any other executive officer or director by blood, marriage or adoption except that Brent
D. Redstone and Shari Redstone, Directors of the Company, are the son and daughter, respectively, of Sumner M. Redstone.

    Mr. Redstone has been a Director of the Company since 1986 and Chairman of the Board since 1987, acquiring the additional title of Chief Executive Officer in January 1996. Mr. Redstone has served as President, Chief Executive Officer of NAI since 1967, and continues to serve in such capacity; he has also served as the Chairman of the Board of NAI since 1986. Mr. Redstone became a Director of Spelling in 1994 and became Chairman of the Board of Spelling in January 1996. He served as the first Chairman of the Board of the National Association of Theatre Owners, and is currently a member of the Executive Committee of that organization. Mr. Redstone is Chairman of the Corporate Commission on Education Technology whose mission is to advance the quality of education in the United States through the use of technology. The Commission comprises chief executive officers from leading media and telecommunications companies. Since 1982, Mr. Redstone has been a member of the faculty of Boston University Law School, where he has lectured on entertainment law, and since 1994, he has been a Visiting Professor at Brandeis University. In 1944, Mr. Redstone graduated from Harvard University and, in 1947, received an LL.B. from Harvard University School of Law. Upon graduation, he served as Law Secretary with the United States Court of Appeals, and then as a Special Assistant to the United States Attorney General.

    Mr. Dauman has been a Director of the Company since 1987 and was appointed Deputy Chairman of the Company in January 1996. In March 1994, he was elected Executive Vice President, General Counsel,

Chief Administrative Officer and Secretary of the Company. Mr. Dauman became a Director of LaFarge Corporation in 1997, a Director of Spelling in 1994 and a Director of NAI in 1992. From February 1993 to March 1994, he served as Senior Vice President, General Counsel and Secretary of the Company. Prior to that, Mr. Dauman was a partner in the law firm of Shearman & Sterling in New York, which he joined in 1978.

    Mr. Dooley was appointed a Director and Deputy Chairman of the Company in January 1996 and has been an executive officer of the Company since January 1987. Mr. Dooley became a Director of Spelling in 1996. In March 1994, he was elected Executive Vice President-Finance, Corporate Development and Communications of the Company. From July 1992 to March 1994, Mr. Dooley served as Senior Vice President, Corporate Development of the Company. From August 1993 to March 1994, he also served as President, Interactive Television. Prior to that, he held various positions in the Company's corporate and divisional finance areas.

    Mr. Bakish was elected Senior Vice President, Planning, Development and Technology of the Company in January 1998. Prior to that, he served as Vice President, Planning and Development of the Company since February 1997. Before joining the Company, Mr. Bakish served most recently as a partner with Booz Allen and Hamilton in its media and entertainment practice, which he joined in 1990.

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

    Mr. Hertlein was elected Senior Vice President, Corporate Development of the Company in July 1994. Prior to that, he served as Senior Vice President and Controller of Paramount from September 1993 to July 1994 and as Senior Vice President, Internal Audit and Special Projects of Paramount from September 1992 to September 1993 and, before that, as Vice President, Internal Audit and Special Projects of Paramount.

    Ms. Melton was elected Senior Vice President, Government Affairs of the Company in May 1997. Before joining the Company, Ms. Melton served most recently as Vice President, Law and Public Policy at Time Warner Inc., having joined Warner Communications, Inc. in 1987. Ms. Melton serves on the Boards of Trustees of the Federal Communications Bar Association Foundation, The Media Institute and the Washington Performing Arts Society.

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

    Mr. Shea was elected Senior Vice President, Investor Relations of the Company in January 1998. From July 1994 to May 1995 and from November 1995 to December 1997, he was Senior Vice President, Corporate Communications for Triarc Companies, Inc. From June 1995 through October 1995, he served as Managing Director of Edelman Worldwide. Prior to that, Mr. Shea served most recently as Vice President, Investor Relations at Paramount Communications Inc., which he joined in 1977.

    Mr. Smith has been an executive officer of the Company since May 1985. In November 1987, he was elected Senior Vice President, Chief Financial Officer of the Company and he continues to serve in such capacity. Mr. Smith became a Director of Gemstar International Group Limited in 1997. In May 1985, Mr. Smith was elected Vice President, Controller and, in October 1987, he was elected Vice President, Chief Financial Officer of the Company. From 1983 until May 1985, he served as Vice President, Finance and Administration of Viacom Broadcasting and from 1981 until 1983, he served as Controller of Viacom Radio. Mr. Smith joined the Company in 1977 in the Corporate Treasurer's office and until 1981 served in various financial planning capacities.

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

                                         VIACOM CLASS A                              VIACOM CLASS B
                                          COMMON STOCK                                COMMON STOCK
                                       ------------------                          ------------------
                                   HIGH                  LOW                   HIGH                  LOW
                                 -------               -------               -------               -------

1996
  1st quarter............  $      46  3/4        $      36  5/8        $      47  5/8        $      37  1/8
  2nd quarter............         43  3/8               36  3/8               44  3/8               37  1/8
  3rd quarter............         38  3/8               29  5/8               39                    29  3/4
  4th quarter............         38  1/4               30  7/8               38  3/4               30  7/8

1997
  1st quarter............  $      37  1/8        $      32             $      37  7/8        $      32
  2nd quarter............         35  7/16              25  1/4               36                    25  1/4
  3rd quarter............         34  3/4               27  1/2               35  1/8               27  1/4
  4th quarter............         41  3/4               26                    42  1/4               26  1/2

    Viacom Inc. has not declared cash dividends on its common stock and has no present intention of so doing.

    As of March 23, 1998 there were approximately 10,435 holders of Viacom Inc. Class A Common Stock, and 19,881 holders of Viacom Inc. Class B Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                          VIACOM INC. AND SUBSIDIARIES
                (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------
                                                        1997        1996        1995        1994       1993
                                                     ----------  ----------  ----------  ----------  ---------
Revenues...........................................  $ 13,206.1  $ 12,084.2  $ 10,915.9  $  6,701.4  $ 1,513.6
Operating income (a)...............................  $    752.8  $  1,274.3  $  1,398.7  $    505.9  $   253.4
Earnings from continuing operations................  $    374.5  $    170.7  $    150.5  $     77.0  $    41.3
Net earnings.......................................  $    793.6  $  1,247.9  $    222.5  $     89.6  $   171.0
Net earnings attributable to common stock..........  $    733.6  $  1,187.9  $    162.5  $     14.6  $   158.2
Basic earnings per common share:
  Earnings from continuing operations..............  $      .89  $      .30  $      .25  $      .01  $     .24
  Net earnings.....................................  $     2.08  $     3.26  $      .45  $      .07  $    1.31
Diluted earnings per common share:
  Earnings from continuing operations..............  $      .89  $      .30  $      .24  $      .01  $     .23
  Net earnings.....................................  $     2.07  $     3.23  $      .43  $      .07  $    1.30
At year end:
  Total assets.....................................  $ 28,288.7  $ 28,834.0  $ 28,991.0  $ 28,273.7  $ 6,416.9
  Long-term debt, net of current portion...........  $  7,423.0  $  9,855.7  $ 10,712.1  $ 10,402.4  $ 2,440.0
  Shareholders' equity.............................  $ 13,383.6  $ 12,586.5  $ 12,093.8  $ 11,791.6  $ 2,718.1

------------------------

(a) For the five years presented, operating income is defined as net earnings before cumulative effect of change in accounting principle, extraordinary losses, discontinued operations, minority interest, equity in earnings
    (loss) of affiliated companies (net of tax), income taxes, other items
    (net), and interest expense (net).

    Paramount Communications Inc.'s and Blockbuster Entertainment Corporation's results of operations are included from their dates of acquisition, commencing March 1, 1994 and October 1, 1994, respectively. Revenues, operating income, and earnings from continuing operations for each year presented exclude the Cable segment, interactive game operations, including Virgin, and Viacom Radio Stations which are reported as discontinued operations.

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

    On October 21, 1997, the Company completed the sale of its half-interest in USA Networks, including the Sci-Fi Channel, to Universal Studios, Inc. for a total of $1.7 billion in cash. The Company realized a pre-tax gain of approximately $1.1 billion reflected in "Other items, net" in the fourth quarter of 1997. The net proceeds from this transaction were used to repay debt.

    On February 19, 1997, the Company adopted a plan to dispose of its interactive game businesses, including Viacom New Media, the operations of which were terminated in 1997. On that same date, the Board of Directors of Spelling Entertainment Group Inc. ("Spelling"), a majority owned subsidiary of the Company, approved a formal plan to dispose of Virgin Interactive Entertainment Limited ("Virgin"). Spelling expects to complete a transaction in 1998.

    On July 2, 1997, the Company completed the sale of Viacom Radio Stations to Chancellor Media Corp. for approximately $1.1 billion in cash. As a result of the sale, the Company realized a pre-tax gain on disposition of approximately $782.3 million, or $416.4 million net of tax, in the third quarter of 1997.

    On July 31, 1996, the Company completed the split-off of its Cable segment pursuant to an exchange offer and related transactions. As a result, the Company realized a gain of approximately $1.3 billion, reduced its debt and retired approximately 4.1% of the total outstanding common shares.

    The interactive game businesses, Viacom Radio Stations and Viacom Cable have been accounted for as discontinued operations. Operating results and the related gain or loss attributable to discontinued operations have been separately disclosed in the Company's notes to the consolidated financial statements. (See
Note 3 of the Notes to the Consolidated Financial Statements.)

BUSINESS SEGMENT INFORMATION

    The Company's consolidated statements of operations reflect four operating segments:

    NETWORKS AND BROADCASTING-- Basic Cable and Premium Subscription Television
                               Program Services, and Television Stations.

    ENTERTAINMENT-- Production and Distribution of Motion Pictures and
                   Television Programming as well as Movie Theater Operations and Music Publishing.

    VIDEO AND MUSIC/THEME PARKS--Home Video and Music Retailing, and Theme
Parks.

    PUBLISHING--Education; Consumer; Business and Professional/Reference; and International Groups.

    The following tables set forth revenues and operating income by business segment, for the years ended December 31, 1997, 1996 and 1995 . Results for each year presented exclude the interactive game businesses, Viacom Radio Stations and Viacom Cable which are reported as discontinued operations.

                                                                       YEAR ENDED                      % CHANGE
                                                                      DECEMBER 31,             ------------------------
                                                           ----------------------------------     1997         1996
(IN MILLIONS)                                                 1997        1996        1995       VS 1996      VS 1995
                                                           ----------  ----------  ----------  -----------  -----------
Revenues:
Networks and Broadcasting................................  $  2,717.8  $  2,404.0  $  2,030.8          13%          18%
Entertainment............................................     3,861.3     3,493.4     3,407.5          11            3
Video and Music/Theme Parks..............................     4,286.6     3,920.4     3,333.4           9           18
Publishing...............................................     2,472.1     2,331.7     2,171.1           6            7
Intercompany.............................................      (131.7)      (65.3)      (26.9)        102          143
                                                           ----------  ----------  ----------
    Total revenues.......................................  $ 13,206.1  $ 12,084.2  $ 10,915.9           9           11
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Operating income (a):
Networks and Broadcasting................................  $    747.5  $    630.2  $    520.3          19%          21%
Entertainment............................................       233.4       330.6       354.8         (29)          (7)
Video and Music/Theme Parks..............................      (248.3)      273.1       501.5        (191)         (46)
Publishing...............................................       221.7       217.2       186.3           2           17
                                                           ----------  ----------  ----------
    Segment operating income.............................       954.3     1,451.1     1,562.9         (34)          (7)
Corporate................................................      (201.5)     (176.8)     (164.2)         14            8
                                                           ----------  ----------  ----------
    Total operating income...............................  $    752.8  $  1,274.3  $  1,398.7         (41)          (9)
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

------------------------

(a) Operating income is defined as net earnings before discontinued operations, minority interest, equity in loss of affiliated companies (net of tax), provision for income taxes, other items (net), and interest expense (net).

EBITDA

    The following table sets forth EBITDA (defined as operating income (loss) before depreciation and amortization principally of goodwill related to business combinations) for the years ended December 31, 1997, 1996 and 1995. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

                                                                        YEAR ENDED                     % CHANGE
                                                                       DECEMBER 31,            ------------------------
                                                              -------------------------------     1997         1996
                                                                1997       1996       1995       VS 1996      VS 1995
                                                              ---------  ---------  ---------  -----------  -----------
(IN MILLIONS)
EBITDA (a):
Networks and Broadcasting...................................  $   881.6  $   755.3  $   627.9          17%          20%
Entertainment...............................................      364.6      457.7      480.9         (20)          (5)
Video and Music/Theme Parks.................................      241.6      676.6      823.0         (64)         (18)
Publishing..................................................      384.9      365.2      340.2           5            7
                                                              ---------  ---------  ---------
    Segment EBITDA..........................................    1,872.7    2,254.8    2,272.0         (17)          (1)
Corporate...................................................     (176.6)    (162.9)    (156.6)          8            4
                                                              ---------  ---------  ---------
    Total EBITDA............................................  $ 1,696.1  $ 2,091.9  $ 2,115.4         (19)          (1)
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

------------------------

(a) EBITDA is defined as operating income (loss) before depreciation and amortization.

RESULTS OF OPERATIONS 1997 VERSUS 1996

    Revenues increased 9% to $13.2 billion for 1997 from $12.1 billion for 1996. Revenue increases were driven primarily by the Networks and Broadcasting, Entertainment and Video and Music/Theme Parks segments, all of which increased their percentage of total revenue for 1997. EBITDA decreased 19% to $1.7 billion for 1997 from $2.09 billion for 1996. Operating income decreased 41% to $752.8 million for 1997 from $1.3 billion for 1996. Operating results were adversely affected by lower operating margins at Blockbuster in 1997 and charges taken by Blockbuster during 1997 and 1996.

    Total expenses increased 15% to $12.5 billion for 1997 from $10.8 billion for 1996 reflecting normal increases in every segment associated with revenue growth. Expense increases for the year also reflect the second quarter 1997 Blockbuster charge of approximately $247.5 million, associated with the reduction in the carrying value of excess retail inventory and reorganizing and closing underperforming stores in certain international markets.

SEGMENT RESULTS OF CONTINUING OPERATIONS--1997 VERSUS 1996

NETWORKS AND BROADCASTING (BASIC CABLE AND PREMIUM SUBSCRIPTION TELEVISION
  PROGRAM SERVICES, AND TELEVISION STATIONS)

    The Networks and Broadcasting segment is principally comprised of MTV Networks ("MTVN"), basic cable television program services; Showtime Networks Inc. ("SNI"), premium subscription television program services; and the Paramount Stations Group ("PSG").

    Revenues increased 13% to $2.7 billion for 1997 from $2.4 billion for 1996. EBITDA increased 17% to $881.6 million for 1997 from $755.3 million for 1996. Operating income increased 19% to $747.5 million for 1997 from $630.2 million for 1996. MTVN revenues of $1.5 billion, EBITDA of $636.2 million and operating income of $572.2 million increased 19%, 20% and 23%, respectively. The increase in MTVN's revenues principally reflects higher advertising sales and affiliate fees. Advertising revenue increases were driven by rate increases at Nickelodeon and higher unit volume at MTV. MTVN's EBITDA and operating income increases were driven by revenue growth offset by increased programming and production expenses.

    SNI's revenues of $724.1 million increased 3% over the prior year principally reflecting higher DBS revenues due to subscriber growth. SNI's reported 1997 increases of 17% and 10% for EBITDA and operating income, respectively, reflect continued DBS growth and cost reductions associated with the exit from the backyard (TVRO) dish retail business. Showtime subscriptions increased approximately 2.3 million to 18.2 million subscriptions at December 31, 1997.

    PSG's revenues, EBITDA and operating income increased 8%, 5% and 6%, respectively, primarily due to higher advertising sales partially offset by a change in station mix reflecting the swapping of network affiliated television stations for stations which are or will become affiliated with United Paramount Network. On a same-station basis, revenues, EBITDA and operating income for PSG increased 13%, 21% and 39%, respectively.

    The Networks and Broadcasting segment derives revenues principally from two sources: the sale of time on its networks and television stations to advertisers and the license of the networks to cable television operators, direct-to-home ("DTH") and other distributors. The sale of advertising time is affected by viewer demographics, viewer ratings and market conditions. Adverse changes in general market conditions for advertising may affect revenues.

ENTERTAINMENT (MOTION PICTURES AND TELEVISION PROGRAMMING, MOVIE THEATERS AND
  MUSIC PUBLISHING)

    The Entertainment segment is principally comprised of Paramount Pictures, Paramount Television and Spelling. Revenues increased 11% to $3.9 billion for 1997 from $3.5 billion for 1996. EBITDA decreased 20% to $364.6 million for 1997 from $457.7 million for 1996. Operating income decreased 29% to $233.4 million for 1997 from $330.6 million for 1996. Entertainment revenues were higher than the prior year principally reflecting higher revenues at Paramount Television attributable to higher network and syndication revenues for FRASIER. For 1997, higher feature film revenues were driven by higher home video revenues, led by THE FIRST WIVES CLUB, MISSION: IMPOSSIBLE and STAR TREK: FIRST CONTACT as well as higher pay television revenues partially offset by lower foreign theatrical revenues. The EBITDA in 1996 reflects the impact of significant foreign library licensing agreements entered into by Paramount and Spelling.

    Each motion picture is a separate and distinct product with its financial success dependent upon many factors, among which cost and public response are of fundamental importance. Entertainment's operating results fluctuate due to the timing of theatrical and home video releases. Release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace.

    License fees for the television exhibition of motion pictures and for syndication and basic cable exhibition of television programming are recorded as revenue in the period that the products are available for such exhibition, which, among other reasons, may cause substantial fluctuation in operating results. As of December 31, 1997, the unrecognized revenues attributable to such licensing agreements were approximately $1.6 billion.

VIDEO AND MUSIC/THEME PARKS (HOME VIDEO AND MUSIC RETAILING/THEME PARKS)

    The Video and Music/Theme Parks segment is principally comprised of Blockbuster Video and Music and Paramount Parks. Revenues increased 9% to $4.3 billion for 1997 from $3.9 billion for 1996. EBITDA decreased 64% to $241.6 million for 1997 from $676.6 million for 1996. The segment recorded operating losses of $248.3 million for 1997 versus operating income of $273.1 million for 1996. The revenue increase primarily reflects the increased number of Company-owned video stores in operation in 1997 as compared to 1996. Blockbuster video worldwide same-store rental revenues and worldwide same store sales each decreased 1%. Blockbuster Video ended the year with 6,049 stores, a net increase of 732 stores from the prior year. EBITDA of $241.6 million reflects the impact of the Blockbuster charge taken in the second quarter of 1997 which is described below, as well as increased rental tape amortization costs and higher expenses attributable to the interim effects of the change in strategic emphasis back to video rental from broad based retail. Music stores revenues of $605.7 million for 1997 decreased 2% from the comparable prior-year period. Music stores posted operating losses before depreciation and amortization of $71.6 million for 1997 as compared to $46.2 million for 1996. Music stores recorded operating losses of $96.5 million as compared to $79.2 million for 1996. Music store results for 1997 were also adversely affected by the second quarter Blockbuster charge described below. Blockbuster Music ended the year with 425 stores, a net decrease of 71 stores from the prior year. Theme Parks revenues of $367.3 million, operating income of $42.4 million and EBITDA of $88.9 million for 1997 as compared with revenues of $361.9 million, operating income of $43.7 million and EBITDA of $87.9 million for 1996 principally reflect higher per capita spending.

    In the second quarter of 1997, Blockbuster recorded a pre-tax charge of $322.8 million (the "Blockbuster charge"). The Blockbuster charge consists of operating expenses of approximately $247.5 million, associated with the reduction in the carrying value of excess retail inventory and the reorganizing and closing of underperforming Blockbuster stores in certain international markets as well as depreciation expense attributable to the write-off of fixed assets of $45.9 million and write-offs attributable to international joint ventures accounted for under the equity method of $29.4 million.

    During the fourth quarter of 1996, Blockbuster adopted a plan to abandon certain Music retail stores, relocate its headquarters and eliminate third party distributors domestically. As a result of such plan, Blockbuster recognized a restructuring charge of approximately $88.9 million principally reflecting costs associated with the closing of approximately 10%, or 50, of its Music retail stores and costs associated with relocating Blockbuster's headquarters from Fort Lauderdale to Dallas. As a result of the Music retail store closings, Blockbuster recognized lease termination costs of $28.3 million and accrued shut-down and other costs of $14.6 million as part of the restructuring charge. Through December 31, 1997, the Company paid and charged approximately $20.2 million against these liabilities. The Company expects to substantially complete the activities related to the Music retail store closings by the end of 1998.

    In the fourth quarter of 1996, Blockbuster recognized $25 million of estimated severance benefits payable to approximately 650 employees of its Fort Lauderdale headquarters who had chosen not to relocate. Blockbuster, through the restructuring charge, also recognized $21.0 million of other costs of exiting Fort Lauderdale and eliminating third party distributors. The Blockbuster relocation to Dallas was completed during the second quarter of 1997. The construction of the Blockbuster distribution center has been completed and this facility was opened in the first quarter of 1998. Through December 31, 1997, the Company paid and charged approximately $26.6 million against the severance liability and other exit costs.

    Excluding the impact of the second quarter 1997 Blockbuster charge of approximately $247.5 million, associated with the reduction in the carrying value of excess retail inventory and reorganizing and closing underperforming stores in certain international markets, 1997 Video and Music/Theme Parks posted EBITDA of $489.1 million and video stores posted EBITDA of $514.5 million.

    The Company's home video and music businesses may be affected by a variety of factors, including but not limited to, general economic trends in the movie, home video and music industries, the quality of new products available for rental and sale, competition, marketing programs, special or unusual events, changes in technology, and similar factors that may affect retailers in general. As with other retail outlets, there is a distinct seasonal pattern to the home video and music businesses. For home video the peak rental times tend to mirror school vacations patterns (i.e., summer, spring break, Christmas and Easter). The music business typically generates higher revenues during the holiday seasons.

PUBLISHING (EDUCATION; CONSUMER; BUSINESS AND PROFESSIONAL/REFERENCE; AND
  INTERNATIONAL GROUPS)

    Publishing is comprised of Simon & Schuster which includes imprints such as Simon & Schuster, Pocket Books, Prentice Hall and Macmillan Publishing USA. Revenues increased 6% to $2.5 billion for 1997 from $2.3 billion for 1996. EBITDA increased 5% to $384.9 million for 1997 from $365.2 million for 1996. Operating income increased 2% to $221.7 million for 1997 from $217.2 million for 1996. Revenue increases for the year primarily reflect strong sales from International, Macmillan Publishing USA and the Higher Education Group stemming principally from strong European sales, growth in Macmillan Digital and General Reference product lines and market share growth for Higher Education. The Consumer Group's revenues increased slightly while EBITDA remained unchanged from 1996. The Consumer Group's bestsellers for 1997 were led by ANGELA'S ASHES by Frank McCourt, THE JOY OF COOKING by Irma S. Rombauer, Mary Higgins Clark's PRETEND YOU DON'T SEE HER and Andrew Morton's DIANA: HER TRUE STORY, THE COMMEMORATIVE EDITION.

    The educational marketplace is subject to seasonal fluctuations in its business which correlate to the traditional school year. Sales to elementary and secondary schools are dependent, in part, on the adoption cycle or selection of instructional materials by designated state agencies. Approximately half the U.S. states and some localities regulate the purchase of textbooks through the textbooks adoption process. The consumer marketplace is subject to increased periods of demand in the summer months and during the end-of-year holiday season.

OTHER INCOME AND EXPENSE INFORMATION

CORPORATE EXPENSES

    Corporate expenses, including depreciation and amortization expense, increased 14% to $201.5 million for 1997 from $176.8 million for 1996, principally reflecting increased general and administrative expenses and increased intercompany profit elimination for the year.

INTEREST EXPENSE

    Net interest expense decreased 4% to $763.0 million for 1997 from $798.0 million for 1996, principally reflecting the reduction of debt with proceeds from the sale of Viacom Radio Stations and USA Networks partially offset by increases in debt to finance capital expenditures and other investments including the exercise by the Company of its option to purchase a 50% interest in United Paramount Network ("UPN"). The Company had approximately $7.8 billion and $9.9 billion principal amount of debt outstanding as of December 31, 1997 and December 31, 1996, respectively, at weighted average interest rates of 7.8% and 7.4%, respectively. (See Note 7 of Notes to Consolidated Financial Statements.)

OTHER ITEMS, NET

    On October 21, 1997, the Company completed the sale of its half-interest in USA Networks, including the Sci-Fi Channel, to Universal Studios, Inc. for a total of $1.7 billion in cash. The Company realized a pre-tax gain of approximately $1.1 billion in the fourth quarter of 1997. The net proceeds from this transaction were used to repay debt.

    In addition, during 1997, the Company recorded pre-tax gains on the swap of certain television stations of approximately $190.9 million partially offset by write-offs of certain cost investments.

PROVISION FOR INCOME TAXES

    The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The annual effective tax rates of 56.4% for 1997 and 61.5% for 1996, were both adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the annual effective tax rate would have been 44.6% for 1997 and 32.2% for 1996.

EQUITY IN LOSS OF AFFILIATES

    "Equity in loss of affiliated companies, net of tax" was $163.3 million for 1997 as compared to $13.0 million for 1996. The net equity loss for 1997 increased significantly due to the start-up losses of UPN, the absence of income from USA Networks subsequent to its sale on October 21, 1997 and charges associated with international network ventures.

MINORITY INTEREST

    Minority interest primarily represents the minority ownership of Spelling's common stock.

DISCONTINUED OPERATIONS

    For 1997, discontinued operations reflect the Viacom Radio Stations' net earnings prior to disposal on July 2, 1997 and the realized after-tax gain of approximately $416.4 million, a net reversal of approximately $20.8 million principally of Cable split-off reserves that were no longer required, partially offset by a reserve of $32.0 million, net of minority interest, for anticipated additional losses associated with the operations of Virgin through disposition.

    For the year ended December 31, 1997, the revenues and operating losses for the interactive game businesses were $241.3 million and $43.5 million, respectively. These losses were provided for in the estimated loss on disposal of $159.3 million, net of minority interest, which included a provision for future operating losses of approximately $44.0 million, net of minority interest, as of December 31, 1996.

    For 1996, discontinued operations reflect the results of operations, net of tax, of the Cable segment, the interactive game businesses, including Virgin, and the Viacom Radio Stations. The Cable segment was split-off from the Company on July 31, 1996 and the gain realized of approximately $1.3 billion is included in the net gain on dispositions, net of tax, offset by the anticipated loss on disposal of the interactive game businesses.

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

    The restructuring charge noted above includes costs associated with the closing of approximately 10%, or 50, Blockbuster Music stores, as well as certain costs associated with the move of Blockbuster's headquarters from Fort Lauderdale to Dallas. Excluding the impact of the $98.3 million Blockbuster restructuring and inventory charges described above, the Company's EBITDA increased 4% to $2.2 billion for 1996 from $2.1 billion for 1995.

SEGMENT RESULTS OF CONTINUING OPERATIONS--1996 VERSUS 1995

NETWORKS AND BROADCASTING (BASIC CABLE AND PREMIUM SUBSCRIPTION TELEVISION
  PROGRAM SERVICES, AND TELEVISION STATIONS)

    Revenues increased 18% to $2.4 billion for 1996 from $2.0 billion for 1995. EBITDA increased 20% to $755.3 million for 1996 from $627.9 million for 1995. Operating income increased 21% to $630.2 million for 1996 from $520.3 million for 1995. MTVN revenues of $1.3 billion increased 27%, EBITDA of $529.2 million increased 29% and operating income of $464.1 million increased 30%. The increase in MTVN's revenues principally reflects higher advertising and affiliate revenues. Advertising revenue gains were driven by rate increases at Nickelodeon and higher unit volume at MTV. MTVN's EBITDA and operating income gains were driven by the increased revenues partially offset by start-up costs of TV Land and M2 and increased expenses associated with programming and international expansion. SNI's revenues, EBITDA and operating income increased 12%, 19% and 14%, respectively, reflecting an increase of 1.0 million subscriptions to 15.9 million as of December 31, 1996, partially offset by increased programming costs. PSG's revenues and EBITDA each increased 2% and operating income increased 1%, primarily reflecting the swapping of network affiliated television stations for independent stations which are or will become affiliated with UPN. On a same-station basis, revenues and EBITDA for PSG increased 6% and 11%, respectively.

ENTERTAINMENT (MOTION PICTURES AND TELEVISION PROGRAMMING, MOVIE THEATERS, AND
  MUSIC PUBLISHING)

    Revenues increased 3% to $3.5 billion for 1996 from $3.4 billion for 1995. EBITDA decreased 5% to $457.7 million for 1996 from $480.9 million for 1995. Operating income decreased 7% to $330.6 million for 1996 from $354.8 million for 1995. Feature Film revenues from Paramount Pictures' major 1996 theatrical releases, including MISSION: IMPOSSIBLE, THE FIRST WIVES CLUB AND STAR TREK:
FIRST CONTACT and the impact, principally in the first quarter, of Paramount's KirchGroup transaction, were offset primarily by lower operating results at Spelling, stemming from softness in the direct-to-video market and significantly higher production spending. In 1995, the Company also recognized $250.0 million of revenues and $68.0 million of EBITDA and operating income resulting from the conforming of accounting policies pertaining to the television programming libraries of Viacom Entertainment, Spelling and Paramount.

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

PUBLISHING (EDUCATION; CONSUMER; BUSINESS AND PROFESSIONAL/REFERENCE; AND
  INTERNATIONAL GROUPS)

    Revenues increased 7% to $2.3 billion for 1996 from $2.2 billion for 1995. EBITDA increased 7% to $365.2 million for 1996 from $340.2 million for 1995. Operating income increased 17% to $217.2 million for 1996 from $186.3 million for 1995. Revenue increases for the year primarily reflect strong sales from the Higher Education, Macmillan Publishing USA, and International divisions, stemming principally from strong domestic title sales and an enhanced focus in the Latin American and Asian markets. The Consumer Group's EBITDA rose slightly reflecting strong sales for UNDAUNTED COURAGE by Stephen Ambrose, ANGELA'S ASHES by Frank McCourt, MOONLIGHT BECOMES YOU by Mary Higgins Clark and IT TAKES A VILLAGE by Hillary Rodham Clinton.

OTHER INCOME AND EXPENSE INFORMATION 1996 VS. 1995

CORPORATE EXPENSES

    Corporate expenses, including depreciation and amortization expense, increased 8% to $176.8 million for 1996 from $164.2 million for 1995, principally reflecting the impact of executive severance expense in 1996.

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

PROVISION FOR INCOME TAXES

    The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The annual effective tax rates of 61.5% for 1996 and 63.3% for 1995, were both adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the annual effective tax rate would have been 32.2% for 1996 and 39.4% for 1995.

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

DISCONTINUED OPERATIONS

    For 1996 and 1995, discontinued operations reflect the results of operations, net of tax, of the Cable segment, the interactive game operations, including Virgin, and the Viacom Radio Stations. The Cable segment was split-off from the Company on July 31, 1996 and the gain realized of approximately $1.3 billion is included in the net gain on dispositions, net of tax, offset by the anticipated loss of $159.3 million, net of minority interest, on disposal of the interactive game businesses. The sale of Viacom Radio Stations was completed during 1997. Madison Square Garden Corporation ("MSG") is also included within discontinued operations in 1995, as it was sold March 10, 1995. The Company acquired MSG during March 1994 as part of the Paramount Merger with its book value recorded at fair value and therefore no gain was recorded on its sale.

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

    On February 15, 1998, the Company redeemed all $150 million of its outstanding 9.125% Senior Subordinated Notes due 1999 and incurred a net loss of approximately $1.7 million in the first quarter of 1998.

    On January 14, 1998, the Company announced its intention to sell Simon & Schuster's educational, professional and reference publishing operations, while retaining its consumer book business. Upon completion of this transaction, the net proceeds will be used to repay debt.

    Effective June 30, 1997, certain financial covenants in the March 1997 Credit Agreements and the film financing credit agreement were amended to provide the Company with increased financial flexibility. (See Note 7 of Notes to Consolidated Financial Statements.)

    Effective December 23, 1997, the Company permanently reduced its commitments under the March 1997 Credit Agreement by $1.0 billion.

    The Company's scheduled maturities of indebtedness through December 31, 2002, assuming full utilization of the March 1997 Credit Agreements, as amended, are $673 million (1998), $660 million (1999), $1.7 billion (2000), $2.1 billion
(2001) and $2.0 billion (2002). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis. The Company's Preferred Stock dividend requirement is $60 million per year.

    Debt as a percentage of total capitalization of the Company decreased to 37% at December 31, 1997 from 44% at December 31, 1996.

    The Company was in compliance with all debt covenants and had satisfied all financial ratios and tests as of December 31, 1997 under its Credit Agreements and the Company expects to be in compliance and satisfy all such covenant ratios as may be applicable from time to time during 1998.

    Planned capital expenditures, including information systems costs, are approximately $500 million to $600 million in 1998. Capital expenditures are primarily related to capital additions for new and existing video stores and theme park attractions. The Company's joint ventures, including UPN, are expected to require estimated net cash contributions of approximately $100 million to $150 million in 1998. On January 15, 1997, the Company acquired a 50% interest in UPN from BHC Communications, Inc. ("BHC"), an affiliate of Chris Craft Industries, Inc., pursuant to an option the Company exercised on December 4, 1996, for a price of approximately $160 million, an amount equaling approximately one-half of BHC's aggregated cash contributions to UPN through the exercise date, plus market-based interest. In March 1997, the Company assumed 100% of the funding requirements of MTV Asia, a joint venture between MTVN and PolyGram N.V., as PolyGram N.V. satisfied its maximum contribution requirements under the joint venture agreement.

    The Company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign exchange rates and interest rates. The Company does not hold or issue financial instruments for speculative trading purposes. The derivative instruments used are foreign exchange forward contracts and options. The foreign exchange contracts have principally been used to hedge the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, the Singapore Dollar, the German Deutschemark and the European Currency Unit/British Pound relationship. These derivatives, which are over-the-counter instruments, are non-leveraged. At December 31, 1997, the Company had outstanding contracts with a notional value of approximately $21.6 million which expire in 1998. Realized gains and losses on contracts that hedge anticipated future cash flows are recognized in "Other items, net" and were not material in each of the periods.

    The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties. The Company's receivables do not represent significant concentrations of credit risk at December 31, 1997, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

    The Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock and contingent value rights of Viacom and guarantees of such debt securities by Viacom International which may be issued for aggregate gross proceeds of $3.0 billion. The registration statement was declared effective on May 10, 1995. The net proceeds from the sale of the offered securities may be used by Viacom to repay, redeem, repurchase or satisfy its obligations in respect of its outstanding indebtedness or other securities; to make loans to its subsidiaries; for general corporate purposes; or for such other purposes as may be specified in the applicable Prospectus Supplement. The Company filed a post-effective amendment to this registration statement on November 19, 1996. To date, the Company has issued $1.55 billion of notes and debentures and has $1.45 billion remaining availability under the shelf registration statement.

    During 1996, the Company, together with National Amusements, Inc. ("NAI"), initiated a joint share repurchase program. The Company completed its joint purchase program during 1997. As of December 31, 1997, the Company repurchased 659,700 shares of Viacom Inc. Class A Common Stock, 5,816,300 shares of Viacom Inc. Class B Common Stock and 6,824,590 Viacom Five-Year Warrants, expiring on July 7, 1999, for approximately $250 million in the aggregate. As of December 31, 1997, NAI has separately acquired 1,282,200 shares of Viacom Inc. Class A Common Stock and 5,602,000 shares of Viacom Inc. Class B Common Stock for approximately $250 million, raising its ownership to approximately 67% of Viacom Inc. Class A Common Stock and approximately 28% of Class A and Class B Common Stock on a combined basis.

    On April 18, 1997, the Company announced its intention to acquire additional shares of Spelling's outstanding common stock. During the period through December 31, 1997, the Company acquired 5,294,600 additional shares for $46.9 million and currently owns approximately 80% of Spelling's outstanding common stock. The purchase of additional shares permits the Company to consolidate Spelling's results for tax purposes.

    The commitments of the Company for program license fees, which are not reflected in the balance sheet as of December 31, 1997 and are estimated to aggregate approximately $1.6 billion, principally reflect SNI's commitments of approximately $1.5 billion for the acquisition of programming rights and the production of original programming. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments to acquire programming rights are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

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

    Certain subsidiaries and affiliates of the Company from time to time receive claims from federal and state environmental regulatory agencies and other entities asserting that they are or may be liable for environmental cleanup costs and related damages, principally relating to discontinued operations conducted by its former mining and manufacturing businesses (acquired as part of the mergers with Paramount and Blockbuster). The Company has recorded a liability reflecting its best estimate of environmental exposure. Such liability was not discounted or reduced by potential insurance recoveries and reflects management's estimate of cost sharing at multiparty sites. The estimated liability was calculated based upon currently available facts, existing technology and presently enacted laws and regulations. On the basis of its experience and the information currently available to it, the Company believes that the claims it has received will not have a material adverse effect on its results of operations, financial position or liquidity.

    Current assets of $5.7 billion as of December 31, 1997 primarily reflect an increase in net receivables of 11% over the prior year, partly due to Paramount's higher FRASIER syndication revenues in 1997. This increase is offset by the reduction in net assets of discontinued operations in 1997, as the sale of Viacom Radio Stations was completed and its assets are no longer reflected on the balance sheet. Current inventory decreased principally reflecting a decrease in the acquisition of programming inventory at Showtime. The change in property and equipment principally reflects capital expenditures of $530.3 million and equipment acquired under capital leases of $54.0 million primarily related to capital additions for new and existing video stores offset by depreciation expense of $518.0 million. Current liabilities increased to $5.1 billion for 1997 from $4.3 billion for 1996 due to increased income taxes payable associated with the sale of USA Networks and other normal operating activity. Long-term debt including current maturities, decreased to $7.8 billion for 1997 from $9.9 billion for 1996, reflecting debt reduction from proceeds received in conjunction with the sale of the Company's Radio stations and 50% ownership interest in USA Networks partially offset by continued investment in the Company's businesses.

    Net cash flow from operating activities increased 382% to $340 million in 1997 from $70.5 million for 1996 principally due to an increase in taxes payable of $455.6 million partially offset by an increase in receivables. The increase in taxes payable is primarily due to the sale of USA Networks. The taxes associated with the gain have been paid in the first quarter of 1998. Net cash flow from operating activities increased 27% to $70.5 million in 1996 from $55.6 million for 1995 principally due to a reduction of $410.6 million in payments for interest and taxes during 1996 partially offset by increases in foreign syndication receivables and investment in feature film inventory at Paramount Pictures, and the timing of payments for higher purchases of rental inventory at Blockbuster Video. Net cash flow from investing activities of $1.9 billion for 1997, principally reflects the proceeds of $1.1 billion from the sale of the Company's Radio business, as well as $1.7 billion in proceeds from the sale of USA Networks, both of which were partially offset by capital expenditures and other investing activities. Net cash flow from investing activities of $839.6 million for 1996 principally reflects the split-off of the Company's cable systems partially offset by capital expenditures and other investing activities. Financing activities reflect borrowings and repayment of debt under the credit agreements during each period presented and the purchase of treasury stock during 1997 and 1996.

RECENT ACCOUNTING PRONOUNCEMENTS AND OTHER MATTERS

    During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share," ("SFAS 128") which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company adopted SFAS 128 in the fourth quarter of 1997. SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. The Company's adoption of SFAS 128 has not significantly impacted previously reported earnings per share. See Note 1 to the Consolidated Financial Statements for further discussion.

    In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997. The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. The Company will adopt SFAS 130 in 1998 and does not expect that the adoption will have a material effect on its financial statements.

    In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131") effective for fiscal years beginning after December 15, 1997. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The Company continues to assess the impact these revised standards will have on existing segment disclosures; however, it does not expect that the adoption in 1998 will have a material effect on its financial statements.

    The widespread use of computer programs that rely on two-digit dates to perform computations and decision-making functions may cause computer systems to malfunction prior to or in the year 2000 and lead to significant business delays and disruptions in the U.S. and internationally. Each of the Company's business units has developed a plan to minimize the impact of this "year 2000 problem" and periodically reports on the status of its efforts to the Company's corporate officers and board of directors. Pursuant to such plans, each business unit is engaged in the process of identifying programs used by its computer systems that may malfunction as a result of the use of such two-digit dates, and has initiated programs to rectify any problems, including upgrading existing software packages, implementing new year 2000 compliant systems or repairing existing software. Each business unit has also begun communications with its significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to solve their own year 2000 issues. Management believes that the costs of resolving potential year 2000 issues will not be material and that the necessary revisions or replacements of material computer systems will be accomplished in a timely manner.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Viacom Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Viacom Inc. and its subsidiaries (the "Company") at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    Our audits of the consolidated financial statements of the Company also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

New York, New York

February 12, 1998

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

                                                  VIACOM INC.

                                By:           /S/ SUMNER M. REDSTONE
                                   ------------------------------------------
                                      CHAIRMAN OF THE BOARD OF DIRECTORS,
                                            CHIEF EXECUTIVE OFFICER

                                By:          /S/ GEORGE S. SMITH, JR.
                                   ------------------------------------------
                                              GEORGE S. SMITH, JR.
                                             SENIOR VICE PRESIDENT,
                                            CHIEF FINANCIAL OFFICER

                                By:            /S/ SUSAN C. GORDON
                                   ------------------------------------------
                                                SUSAN C. GORDON
                                          VICE PRESIDENT, CONTROLLER,
                                            CHIEF ACCOUNTING OFFICER

                          VIACOM INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                1997        1996        1995
                                                                             ----------  ----------  ----------
Revenues...................................................................  $ 13,206.1  $ 12,084.2  $ 10,915.9
Expenses:
  Operating................................................................     8,863.3     7,605.3     6,689.5
  Selling, general and administrative......................................     2,646.7     2,298.1     2,111.0
  Restructuring charge (See Note 4)........................................      --            88.9      --
  Depreciation and amortization............................................       943.3       817.6       716.7
                                                                             ----------  ----------  ----------
    Total expenses.........................................................    12,453.3    10,809.9     9,517.2
                                                                             ----------  ----------  ----------
Operating income...........................................................       752.8     1,274.3     1,398.7
Other income (expense):
  Interest expense, net....................................................      (763.0)     (798.0)     (809.3)
  Other items, net (See Note 16)...........................................     1,232.9         4.2        (9.6)
                                                                             ----------  ----------  ----------
Earnings from continuing operations before income taxes....................     1,222.7       480.5       579.8
Provision for income taxes.................................................      (689.6)     (295.5)     (367.1)
Equity in loss of affiliated companies, net of tax (See Note 6)............      (163.3)      (13.0)      (52.9)
Minority interest..........................................................         4.7        (1.3)       (9.3)
                                                                             ----------  ----------  ----------
Earnings from continuing operations........................................       374.5       170.7       150.5
Discontinued Operations (Note 3):
  Earnings (loss) net of tax...............................................        13.9       (80.5)       72.0
  Net gain on dispositions, net of tax.....................................       405.2     1,157.7      --
                                                                             ----------  ----------  ----------
Net earnings...............................................................       793.6     1,247.9       222.5
Cumulative convertible preferred stock dividend requirement................       (60.0)      (60.0)      (60.0)
                                                                             ----------  ----------  ----------
Net earnings attributable to common stock..................................  $    733.6  $  1,187.9  $    162.5
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Basic earnings per common share:
  Earnings from continuing operations......................................  $      .89  $      .30  $      .25
  Net earnings.............................................................  $     2.08  $     3.26  $      .45
Diluted earnings per common share:
  Earnings from continuing operations......................................  $      .89  $      .30  $      .24
  Net earnings.............................................................  $     2.07  $     3.23  $      .43
Weighted average number of common shares:
  Basic....................................................................       352.9       364.0       362.5
  Diluted..................................................................       354.3       367.4       375.1

                See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
ASSETS
Current Assets:
  Cash and cash equivalents.................................................................  $   292.3  $   209.0
  Receivables, less allowances of $99.8 (1997) and $101.3 (1996)............................    2,397.7    2,153.1
  Inventory (See Note 5)....................................................................      934.8      923.3
  Theatrical and television inventory (See Note 5)..........................................    1,317.9    1,419.1
  Other current assets......................................................................      770.8      723.8
  Net assets of discontinued operations.....................................................     --          289.4
                                                                                              ---------  ---------
Total current assets........................................................................    5,713.5    5,717.7
                                                                                              ---------  ---------
Property and Equipment:
  Land......................................................................................      452.2      466.9
  Buildings.................................................................................    1,544.4    1,382.6
  Capital leases............................................................................      655.6      637.1
  Equipment and other.......................................................................    1,668.0    1,403.1
                                                                                              ---------  ---------
                                                                                                4,320.2    3,889.7
                                                                                              ---------  ---------
  Less accumulated depreciation and amortization............................................    1,122.5      733.9
                                                                                              ---------  ---------
    Net property and equipment..............................................................    3,197.7    3,155.8
                                                                                              ---------  ---------
Inventory (See Note 5)......................................................................    2,650.6    2,619.4
Intangibles, at amortized cost..............................................................   14,699.6   14,894.2
Other assets................................................................................    2,027.3    2,446.9
                                                                                              ---------  ---------
                                                                                              $28,288.7  $28,834.0
                                                                                              ---------  ---------
                                                                                              ---------  ---------
                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................................................  $   699.7  $   808.8
  Accrued expenses..........................................................................    1,564.2    1,459.9
  Deferred income...........................................................................      254.6      364.6
  Accrued compensation......................................................................      441.7      425.7
  Participants' share, residuals and royalties payable......................................      951.3      856.6
  Program rights............................................................................      197.7      290.5
  Income tax payable........................................................................      556.3     --
  Current portion of long-term debt.........................................................      376.5       62.6
  Net liabilities of discontinued operations................................................       10.5     --
                                                                                              ---------  ---------
    Total current liabilities...............................................................    5,052.5    4,268.7
                                                                                              ---------  ---------
Long-term debt (See Note 7).................................................................    7,423.0    9,855.7
Other liabilities...........................................................................    2,429.6    2,123.1

Commitments and contingencies (See Note 12)

Shareholders' Equity:
  Convertible Preferred Stock, par value $.01 per share; 200.0 shares authorized; 24.0
    (1997) and 24.0 (1996) shares issued and outstanding....................................    1,200.0    1,200.0
  Class A Common Stock, par value $.01 per share; 200.0 shares authorized; 69.6 (1997) and
    69.4 (1996) shares issued and outstanding...............................................        0.7        0.7
  Class B Common Stock, par value $.01 per share; 1,000.0 shares authorized; 284.8 (1997)
    and 282.6 (1996) shares issued and outstanding..........................................        2.9        2.9
  Additional paid-in capital................................................................   10,333.1   10,242.1
  Retained earnings.........................................................................    2,094.6    1,361.0
  Net unrealized gain on investments available for sale.....................................       29.3     --
  Minimum pension liability.................................................................       (8.4)      (7.9)
  Cumulative translation adjustments........................................................      (39.1)      11.3
                                                                                              ---------  ---------
                                                                                               13,613.1   12,810.1
  Less treasury stock, at cost; 6.5 shares (1997) and 6.3 shares (1996).....................      229.5      223.6
                                                                                              ---------  ---------
    Total shareholders' equity..............................................................   13,383.6   12,586.5
                                                                                              ---------  ---------
                                                                                              $28,288.7  $28,834.0
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
Operating Activities:
  Net earnings....................................................................  $   793.6  $ 1,247.9  $   222.5
  Adjustments to reconcile net earnings to net cash flow from operating activities:
  Gain on dispositions............................................................   (1,761.3)  (1,157.7)        --
  Depreciation and amortization...................................................      943.3      817.6      820.4
  Restructuring charge............................................................         --       88.9         --
  Distribution from affiliated companies..........................................       62.2       59.8       82.2
  Equity in losses of affiliated companies, net of tax............................      163.3       13.0       53.9
  Gain on the sale of marketable securities.......................................         --         --      (26.9)
  Amortization of deferred financing costs........................................       33.6       31.2       24.4
  Change in operating assets and liabilities:
    Increase in receivables.......................................................     (251.3)    (413.3)    (233.8)
    Decrease (increase) in inventory and related programming liabilities, net.....       79.7     (443.0)    (305.9)
    Increase in prepublication costs, net.........................................      (21.4)     (57.9)     (75.7)
    Increase in prepaid expenses and other current assets.........................      (83.5)     (40.0)     (84.5)
    Increase in unbilled receivables..............................................      (53.3)    (226.5)     (55.6)
    (Decrease) increase in accounts payable and accrued expenses..................       (7.6)       1.0     (364.1)
    Increase (decrease) in income taxes payable and deferred income taxes, net....      455.6       38.5      (56.5)
    (Decrease) increase in deferred income........................................      (93.1)     122.6       68.0
    Other, net....................................................................       80.2      (11.6)     (12.8)
                                                                                    ---------  ---------  ---------
Net cash flow provided by operating activities....................................      340.0       70.5       55.6
                                                                                    ---------  ---------  ---------
Investing activities:
  Proceeds from dispositions......................................................    3,014.9    1,838.1    1,442.9
  Acquisitions, net of cash acquired..............................................     (355.1)    (299.8)    (616.2)
  Capital expenditures............................................................     (530.3)    (598.6)    (730.6)
  Investments in and advances to affiliated companies.............................     (300.4)     (88.8)    (138.1)
  Proceeds from sale of short-term investments....................................      139.8      137.9      281.3
  Purchases of short-term investments.............................................      (81.3)    (149.2)    (301.2)
  Other, net......................................................................       18.2         --      (17.7)
                                                                                    ---------  ---------  ---------
Net cash flow provided by (used in) investing activities..........................    1,905.8      839.6      (79.6)
                                                                                    ---------  ---------  ---------
Financing activities:
  Repayments of credit agreements, net............................................   (2,092.3)    (859.5)  (1,560.2)
  Proceeds from the issuance of senior notes......................................         --         --    1,538.6
  Proceeds from exercise of stock options and warrants............................       69.6       95.1      125.6
  Payment on capital lease obligations............................................      (66.2)     (48.9)     (36.3)
  Payment of Preferred Stock dividends............................................      (60.0)     (60.0)     (60.0)
  Purchase of treasury stock......................................................       (9.8)    (223.6)        --
  Deferred financing fees.........................................................       (9.8)        --      (23.4)
  Repayment of other notes........................................................         --      (50.9)        --
  Settlement of CVRs..............................................................         --         --      (81.9)
  Other, net......................................................................        6.0      (17.4)     (12.0)
                                                                                    ---------  ---------  ---------
Net cash flow used in financing activities........................................   (2,162.5)  (1,165.2)    (109.6)
                                                                                    ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents..............................       83.3     (255.1)    (133.6)
Cash and cash equivalents at beginning of year....................................      209.0      464.1      597.7
                                                                                    ---------  ---------  ---------
Cash and cash equivalents at end of year..........................................  $   292.3  $   209.0  $   464.1
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN MILLIONS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------------------
                                                                      1997                  1996                   1995
                                                              --------------------  --------------------  ----------------------

                                                               SHARES     AMOUNTS    SHARES     AMOUNTS     SHARES      AMOUNTS
                                                              ---------  ---------  ---------  ---------  -----------  ---------
Convertible Preferred Stock:
Balance, beginning of year..................................       24.0  $ 1,200.0       24.0  $ 1,200.0        24.0   $ 1,200.0
                                                              ---------  ---------  ---------  ---------       -----   ---------
Balance, end of year........................................       24.0  $ 1,200.0       24.0  $ 1,200.0        24.0   $ 1,200.0
                                                              ---------  ---------  ---------  ---------       -----   ---------
                                                              ---------  ---------  ---------  ---------       -----   ---------
Class A Common Stock:
Balance, beginning of year..................................       69.4  $      .7       75.1  $      .8        74.6   $      .7
Exercise of stock options and warrants......................         .2         --         .4         --          .5          .1
Cable split-off.............................................         --         --       (5.4)       (.1)         --          --
Repurchase of Common Stock..................................         --         --        (.7)        --          --          --
                                                              ---------  ---------  ---------  ---------       -----   ---------
Balance, end of year........................................       69.6  $      .7       69.4  $      .7        75.1   $      .8
                                                              ---------  ---------  ---------  ---------       -----   ---------
                                                              ---------  ---------  ---------  ---------       -----   ---------
Class B Common Stock:
Balance, beginning of year..................................      282.6  $     2.9      294.6  $     2.9       284.1   $     2.8
Exercise of stock options and warrants......................        2.2         --        3.5         .1         4.4          --
Cable split-off.............................................         --         --       (9.9)       (.1)         --          --
Repurchase of Common Stock..................................         --         --       (5.6)        --          --          --
Conversion of VCRs to B Shares..............................         --         --         --         --         6.1          .1
                                                              ---------  ---------  ---------  ---------       -----   ---------
Balance, end of year........................................      284.8  $     2.9      282.6  $     2.9       294.6   $     2.9
                                                              ---------  ---------  ---------  ---------       -----   ---------
                                                              ---------  ---------  ---------  ---------       -----   ---------
Additional Paid-In Capital:
Balance, beginning of year..................................             $10,242.1             $10,726.9               $10,579.5
Exercise of stock options and warrants, net of tax
  benefit...................................................                  94.9                 157.4                   233.3
Cable split-off.............................................                    --                (625.6)                     --
Cost of repurchased warrants................................                  (3.9)                (16.6)                     --
Settlement of CVRs..........................................                    --                    --                   (81.9)
Settlement of Paramount Merger appraisal rights.............                    --                    --                    (4.0)
                                                                         ---------             ---------               ---------
Balance, end of year........................................             $10,333.1             $10,242.1               $10,726.9
                                                                         ---------             ---------               ---------
                                                                         ---------             ---------               ---------
Retained Earnings:
Balance, beginning of year..................................             $ 1,361.0             $   173.1               $    10.6
Net earnings................................................                 793.6               1,247.9                   222.5
Convertible Preferred stock dividend requirement............                 (60.0)                (60.0)                  (60.0)
                                                                         ---------             ---------               ---------
Balance, end of year........................................             $ 2,094.6             $ 1,361.0               $   173.1
                                                                         ---------             ---------               ---------
                                                                         ---------             ---------               ---------
Cumulative Translation Adjustments:
Balance, beginning of year..................................             $    11.3             $    (9.9)              $    (2.0)
Translation adjustments.....................................                 (50.4)                 21.2                    (7.9)
                                                                         ---------             ---------               ---------
Balance, end of year........................................             $   (39.1)            $    11.3               $    (9.9)
                                                                         ---------             ---------               ---------
                                                                         ---------             ---------               ---------
Net Unrealized Gain on Investments Available for Sale:
Balance, beginning of year..................................             $      --             $      --               $      --
Net Unrealized Gain.........................................                  29.3                    --                      --
                                                                         ---------             ---------               ---------
Balance, end of year........................................             $    29.3             $      --               $      --
                                                                         ---------             ---------               ---------
                                                                         ---------             ---------               ---------
Minimum Pension Liability:
Balance, beginning of year..................................             $    (7.9)            $      --               $      --
Minimum Pension liability adjustment........................                   (.5)                 (7.9)                     --
                                                                         ---------             ---------               ---------
Balance, end of year........................................             $    (8.4)            $    (7.9)              $      --
                                                                         ---------             ---------               ---------
                                                                         ---------             ---------               ---------
Treasury Stock at cost:
Balance, beginning of year..................................        6.3  $  (223.6)        --  $      --          --   $      --
Class A Common Stock repurchased............................         --         --         .7      (22.9)         --          --
Class B Common Stock repurchased............................         .2       (5.9)       5.6     (200.7)         --          --
                                                              ---------  ---------  ---------  ---------       -----   ---------
Balance, end of year........................................        6.5  $  (229.5)       6.3  $  (223.6)         --   $      --
                                                              ---------  ---------  ---------  ---------       -----   ---------
                                                              ---------  ---------  ---------  ---------       -----   ---------
Total Shareholders' Equity..................................             $13,383.6             $12,586.5               $12,093.8
                                                                         ---------             ---------               ---------
                                                                         ---------             ---------               ---------

                See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
  ACCOUNTING POLICIES

    BASIS OF PRESENTATION--Viacom Inc. and its subsidiaries (the "Company") is a diversified entertainment and publishing company with operations in the four segments described below. See Note 3 regarding the presentation of discontinued operations. See Note 13 regarding the relative contribution to revenues and operating income of each of the following business segments:

NETWORKS AND BROADCASTING

    The Company, through MTV Networks, owns and operates advertiser-supported basic cable television program services, and, through Showtime Networks Inc., owns and operates premium subscription cable television program services. The Company also owns and operates 15 television stations and programs an additional 2 stations pursuant to Local Marketing Agreements.

ENTERTAINMENT

    The Company, through Paramount Pictures and Spelling Entertainment Group Inc. ("Spelling"): 1) produces, acquires, finances and distributes feature motion pictures, normally for exhibition in U.S. and foreign theaters followed by videocassettes and discs, pay-per-view television, premium subscription television, network television, basic cable television and syndicated television exploitation; 2) produces, acquires and distributes series, mini-series, specials and made-for-television movies primarily for network television, first-run syndication and basic cable television; 3) operates movie theaters; and 4) acquires music copyrights to various musical works, including songs, scores and cues.

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

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could subsequently differ from those estimates.

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and investments of more than 50% in subsidiaries and other entities. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

to 50% are accounted for under the equity method. All significant intercompany transactions have been eliminated. Investments of 20% or less are accounted for under the cost method.

    CASH EQUIVALENTS--Cash equivalents are defined as short-term (three months or less) highly liquid investments.

    INVENTORIES--Inventories related to publishing are generally determined using the lower of cost (first-in, first-out method) or net realizable value. Prerecorded music and videocassette sell through inventory costs are determined using the moving weighted average method, the use of which approximates the first-in, first-out basis. Videocassette rental inventory is recorded at cost and amortized over its estimated economic life. Videocassettes which are base stock are amortized over 36 months on a straight-line basis. Videocassettes which are new release feature films are frequently ordered in large quantities to satisfy initial demand ("hits"). For each store, the fifth and any succeeding copies of hit titles purchased are amortized over six months on a straight-line basis.

    Inventories related to theatrical and television product (which include direct production costs, production overhead, acquisition costs, prints and certain exploitation costs) are stated at the lower of amortized cost or net realizable value. Inventories are amortized, and liabilities for residuals and participations are accrued, on an individual product basis based on the proportion that current revenues bear to the estimated remaining total lifetime revenues. Estimates for initial domestic syndication and basic cable revenues are not included in the estimated lifetime revenues of network series until such sales are probable. Estimates of total lifetime revenues and expenses are periodically reviewed. The costs of feature and television films are classified as current assets to the extent such costs are expected to be recovered through their respective primary markets, with the remainder classified as noncurrent. A portion of the cost to acquire Paramount and Spelling was allocated to theatrical and television inventories based upon estimated revenues from certain films less related costs of distribution and a reasonable profit allowance for the selling effort. The cost allocated to films is being amortized over their estimated economic lives not to exceed 20 years.

    The Company estimates that approximately 68% of unamortized film costs (including amounts allocated under purchase accounting) at December 31, 1997 will be amortized within the next three years.

    PROGRAM RIGHTS--The Company acquires rights to exhibit programming on its broadcast stations or cable networks. The costs incurred in acquiring programs are capitalized and amortized over the license period. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable, and the program is accepted and available for airing.

    PROPERTY AND EQUIPMENT--Property and equipment is stated at cost. Depreciation is computed principally by the straight-line method over estimated useful lives ranging from 3 to 40 years. Depreciation expense, including capitalized lease amortization, was $518.0 million (1997), $401.3 million (1996) and $292.9 million (1995).

    Property and equipment includes capital leases of $463.1 million and $513.8 million as of December 31, 1997 and December 31, 1996, respectively, net of accumulated amortization of $192.5 million and $123.3 million, respectively. Amortization expense related to capital leases was $71.0 million (1997), $70.4 million (1996) and $39.1 million (1995).

    In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

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

    INTANGIBLE ASSETS--Intangible assets, which primarily consist of the cost of acquired businesses in excess of the fair value of tangible assets and liabilities acquired ("goodwill"), are generally amortized by the straight-line method over estimated useful lives of up to 40 years. The Company evaluates the amortization period of intangibles on an ongoing basis in light of changes in any business conditions, events or circumstances that may indicate the potential impairment of intangible assets. Accumulated amortization of intangible assets at December 31 was $1.6 billion (1997) and $1.3 billion (1996).

    REVENUE RECOGNITION--Subscriber fees for Networks are recognized in the period the service is provided. Advertising revenues for Networks and Broadcasting are recognized in the period during which the spots are aired. Revenues from the video and music stores are recognized at the time of rental or sale. The publishing segment recognizes revenue when merchandise is shipped.

    THEATRICAL AND TELEVISION REVENUES--On average, the length of the initial revenue cycle for feature films approximates four to seven years. Theatrical revenues from domestic and foreign markets are recognized as films are exhibited; revenues from the sale of videocassettes and discs are recognized upon delivery of the merchandise; and revenues from all television sources are recognized upon availability of the film for telecast.

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

    INTEREST--Costs associated with the refinancing or issuance of debt, as well as with debt discount, are expensed as interest over the term of the related debt. The Company enters into interest rate exchange agreements; the amount to be paid or received under such agreements is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense. Amounts paid for purchased interest rate cap agreements are amortized as interest expense over the term of the agreement.

    FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS--The Company's foreign subsidiaries' assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The resulting translation gains or losses are included as a separate component of shareholders' equity. Foreign currency transaction gains and losses have been included in "Other items, net", and have not been material in any of the years presented.

    PROVISION FOR DOUBTFUL ACCOUNTS--The provision for doubtful accounts charged to expense was $105.4 million (1997), $71.1 million (1996) and $70.8 million
(1995).

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    NET EARNINGS PER COMMON SHARE--During February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 128, "Earnings per Share," ("SFAS 128") which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company adopted SFAS 128 in the fourth quarter of 1997. SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is based upon the net earnings applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in the periods in which such effect would have been dilutive.

    For each of the full years presented, the effect of the assumed conversion of Preferred Stock is antidilutive and therefore, not reflected in diluted net earnings per common share. Prior period amounts have been restated to conform to the requirements of SFAS 128. The numerator used in the calculation of both basic and diluted EPS for each respective year reflects earnings from continuing operations less preferred stock dividends of $60 million. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS:

                                                                                             1997       1996       1995
                                                                                           ---------  ---------  ---------
Weighted average shares for basic EPS....................................................      352.9      364.0      362.5
Plus incremental shares for:
  Stock options..........................................................................        1.4        3.4        8.2
  VCRs...................................................................................     --         --            4.4
                                                                                           ---------  ---------  ---------
Weighted average shares for diluted EPS..................................................      354.3      367.4      375.1
                                                                                           ---------  ---------  ---------

    RECLASSIFICATIONS--Certain amounts reported for prior years have been reclassified to conform with the current year's presentation.

    RECENT PRONOUNCEMENTS--In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997. The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. The Company will adopt SFAS 130 in 1998 and does not expect that the adoption will have a material effect on its financial statements.

    In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131") effective for fiscal years beginning after December 15, 1997. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The Company continues to assess the impact these revised standards will have on existing segment disclosures; however, it does not expect that the adoption in 1998 will have a material effect on its financial statements.

2) SUBSEQUENT EVENTS

    On February 15, 1998, the Company redeemed all $150 million of its outstanding 9.125% Senior Subordinated Notes due 1999 and incurred a net loss of approximately $1.7 million in the first quarter of 1998.

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    On January 14, 1998, the Company announced its intention to sell Simon & Schuster's educational, professional and reference publishing operations, while retaining its consumer book business. Upon completion of this transaction, the net proceeds will be used to repay debt.

3) DISCONTINUED OPERATIONS

    In accordance with Accounting Principles Board Opinion ("APB") 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Company has presented the following lines of business as discontinued operations: its interactive game businesses including Virgin, Viacom Radio Stations, Viacom Cable and Madison Square Garden Corporation.

    On February 19, 1997, the Company adopted a plan to dispose of its interactive game businesses, including Viacom New Media, the operations of which were terminated in 1997. On that same date, the Board of Directors of Spelling approved a formal plan to dispose of Virgin. Spelling expects to complete a transaction in 1998. For the year ended December 31, 1997, the revenues and operating losses of the interactive game businesses were $241.3 million and $43.5 million, respectively. These losses were provided for in the estimated loss on disposal of $159.3 million, net of minority interest, which included a provision for future operating losses of approximately $44.0 million, net of minority interest, as of December 31, 1996. In the fourth quarter of 1997, an estimated loss of $32.0 million, net of minority interest, was recorded, reflecting anticipated future operating losses and cash funding requirements through completion of the disposition.

    On July 2, 1997, the Company completed the sale of Viacom Radio Stations to Chancellor Media Corp. for approximately $1.1 billion in cash. As a result of the sale, the Company realized a pre-tax gain on disposition of approximately $782.3 million, or $416.4 million net of tax, in the third quarter of 1997.

    On July 31, 1996, the Company completed the split-off of its Cable segment pursuant to an exchange offer and related transactions. As a result, the Company realized a gain of approximately $1.3 billion, reduced its debt and retired approximately 4.1% of the Company's outstanding common shares.

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

    For the year ended December 31, 1997, the net gain on dispositions of $405.2 million includes approximately $416.4 million, net of tax, for the Viacom Radio Stations sale, a net reversal of approximately $20.8 million principally of Cable split-off reserves that were no longer required partially offset by a reserve of $32.0 million, net of minority interest, for anticipated additional losses associated with the operations of Virgin through disposition.

    For the year ended December 31, 1996, the net gain on dispositions of approximately $1.2 billion includes the Cable gain of approximately $1.3 billion and the Company's estimated loss on disposal of its interactive game businesses of $159.3 million.

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Basic earnings per share for discontinued operations was $1.19, $2.96 and $.20 for 1997, 1996 and 1995, respectively. Diluted earnings per share for discontinued operations was $1.18, $2.93 and $.19 for 1997, 1996 and 1995, respectively.

    Summarized financial data of discontinued operations are as follows:

RESULTS OF DISCONTINUED OPERATIONS:

                                                                    RADIO      CABLE    INTERACTIVE     MSG       TOTAL
                                                                  ---------  ---------  -----------  ---------  ---------
FOR THE YEAR ENDED DECEMBER 31, 1997(1)
Revenues........................................................  $    57.1  $  --       $  --       $  --      $    57.1
Earnings from operations before income taxes....................       24.5     --          --          --           24.5
Provision for income taxes......................................      (10.6)    --          --          --          (10.6)
Net earnings....................................................       13.9     --          --          --           13.9
FOR THE YEAR ENDED DECEMBER 31, 1996(2)
Revenues........................................................  $   113.5  $   236.9   $   268.7   $  --      $   619.1
Earnings (loss) from operations before income taxes.............       36.3       50.5      (157.6)     --          (70.8)
Provision for income taxes......................................      (16.1)     (21.5)       (1.2)     --          (38.8)
Net earnings (loss).............................................       20.2       28.3      (129.0)     --          (80.5)
FOR THE YEAR ENDED DECEMBER 31, 1995(3)
Revenues........................................................  $   106.6  $   444.4   $   242.8   $    91.5  $   885.3
Earnings (loss) from operations before income taxes.............       23.8      128.1       (42.5)       12.7      122.1
Benefit (provision) for income taxes............................      (11.1)     (52.7)       13.9        (5.1)     (55.0)
Net earnings (loss).............................................       12.7       74.4       (22.7)        7.6       72.0

                                                                                                   AT DECEMBER 31,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------
FINANCIAL POSITION (4):
Current assets.................................................................................  $   114.9  $   217.8
Net property and equipment.....................................................................       14.5       30.6
Other assets...................................................................................      153.1      526.3
Total liabilities..............................................................................     (293.0)    (485.3)
                                                                                                 ---------  ---------
Net assets (liabilities) of discontinued operations............................................  $   (10.5) $   289.4
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

------------------------

(1) Results of operations include Radio for the six months ended June 30. Results of operations of Interactive for 1997 were provided for in the prior year's estimated loss on disposal.

(2) Results of operations include Cable for the six months ended June 30.

(3) Results of operations include MSG for the period January 1 through March 9.

(4) Financial position data reflects Interactive at December 31, 1997 and Radio and Interactive at December 31, 1996.

    The provision for income taxes of $10.6 million for 1997, $38.8 million for 1996 and $55.0 million for 1995 represent effective tax rates of 43.3%, 54.8% and 45.0%, respectively. The differences between the effective tax rate and the statutory federal tax rate of 35% principally relate to certain nondeductible expenses, the allocation of nondeductible goodwill amortization, state and local taxes and the provision of valuation allowances attributable to net operating losses of Virgin.

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

4) BLOCKBUSTER CHARGES

    In the second quarter of 1997, Blockbuster recorded a pre-tax charge of $322.8 million (the "Blockbuster charge"). The Blockbuster charge consists of operating expenses of approximately $247.5 million, associated with the reduction in the carrying value of excess retail inventory and the reorganizing and closing of underperforming Blockbuster stores in certain international markets as well as depreciation expense attributable to the write-off of fixed assets of $45.9 million and write-offs attributable to international joint ventures accounted for under the equity method of $29.4 million.

    During the fourth quarter of 1996, Blockbuster adopted a plan to abandon certain Music retail stores, relocate its headquarters and eliminate third party distributors domestically. As a result of such plan, Blockbuster recognized a restructuring charge of approximately $88.9 million principally reflecting costs associated with the closing of approximately 10%, or 50, of its Music retail stores and costs associated with relocating Blockbuster's headquarters from Fort Lauderdale to Dallas. As a result of the Music retail store closings, Blockbuster recognized lease termination costs of $28.3 million and accrued shut-down and other costs of $14.6 million as part of the restructuring charge. Through December 31, 1997, the Company paid and charged approximately $20.2 million against these liabilities. The Company expects to substantially complete the activities related to the Music retail store closings by the end of 1998.

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    In the fourth quarter of 1996, Blockbuster recognized $25 million of estimated severance benefits payable to approximately 650 employees of its Fort Lauderdale headquarters who had chosen not to relocate. Blockbuster, through the restructuring charge, also recognized $21.0 million of other costs of exiting Fort Lauderdale and eliminating third party distributors. The Blockbuster relocation to Dallas was completed during the second quarter of 1997. The construction of the Blockbuster distribution center has been completed and this facility was opened in the first quarter of 1998. Through December 31, 1997, the Company paid and charged approximately $26.6 million against the severance liability and other exit costs.

5) INVENTORIES

    Inventories consist of the following:

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1997       1996
                                                                                             ---------  ---------
Prerecorded music and video cassettes......................................................  $   559.2  $   564.2
Videocassette rental inventory.............................................................      722.8      668.2
Publishing:
  Finished goods...........................................................................      301.2      298.4
  Work in process..........................................................................       30.3       33.9
  Materials and supplies...................................................................       23.3       14.5
Other......................................................................................       20.6       12.3
                                                                                             ---------  ---------
                                                                                               1,657.4    1,591.5
Less current portion.......................................................................      934.8      923.3
                                                                                             ---------  ---------
                                                                                             $   722.6  $   668.2
                                                                                             ---------  ---------
Theatrical and television inventory:
  Theatrical and television productions:
  Released.................................................................................  $ 1,736.0  $ 1,811.3
  Completed, not released..................................................................       17.8       32.6
  In process and other.....................................................................      341.4      352.6
Program rights.............................................................................    1,150.7    1,173.8
                                                                                             ---------  ---------
                                                                                               3,245.9    3,370.3
Less current portion.......................................................................    1,317.9    1,419.1
                                                                                             ---------  ---------
                                                                                             $ 1,928.0  $ 1,951.2
                                                                                             ---------  ---------
Total Current Inventory....................................................................  $ 2,252.7  $ 2,342.4
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Total Non-Current Inventory................................................................  $ 2,650.6  $ 2,619.4
                                                                                             ---------  ---------
                                                                                             ---------  ---------

6) INVESTMENTS IN AFFILIATED COMPANIES

    The Company accounts for its investments in affiliated companies over which the Company has significant influence or ownership of more than 20% but less than or equal to 50% under the equity method. Such investments principally include but are not limited to the Company's interest in Comedy Central (50% owned), United Paramount Network (50% owned) and USA Networks (50% owned) which was sold on October 21, 1997. Investments in affiliates are included as a component of other assets.

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The following is a summary of combined financial information which is based on information provided by the equity investees.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
Results of operations:
Revenues.......................................................................  $ 2,328.4  $ 2,082.0  $ 2,152.3
Operating income (loss)........................................................     (148.4)       2.3     (360.7)
Net loss.......................................................................     (156.6)     (33.1)    (408.1)

                                                                                                    DECEMBER 31,
                                                                                                --------------------
                                                                                                  1997       1996
                                                                                                ---------  ---------
Financial position:
Current assets................................................................................  $   871.2  $   919.4
Noncurrent assets.............................................................................      622.7    1,091.8
Current liabilities...........................................................................      793.5      733.1
Noncurrent liabilities........................................................................      367.9      656.7
Equity........................................................................................      332.5      621.4

    The Company, through the normal course of business, is involved in transactions with affiliated companies that have not been material in any of the periods presented.

    Equity in loss of affiliated companies, net of tax, for 1997 increased significantly over the prior year due to the start-up losses of UPN, a 50% interest which was acquired in January 1997, the absence of income from USA Networks, subsequent to its sale on October 21, 1997 and charges associated with international network ventures.

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

7) BANK FINANCING AND DEBT

    Long-term debt consists of the following:

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1997       1996
                                                                                             ---------  ---------
Notes payable to banks (a).................................................................  $ 3,152.7  $ 5,253.0
6.625% Senior Notes due 1998 (e)...........................................................      150.0      150.0
5.875% Senior Notes * due 2000, net of unamortized discount of $.2 (1997) and $.4 (1996)...      149.8      149.6
7.5% Senior Notes * due 2002, net of unamortized discount of $1.7 (1997) and $2.2 (1996)...      248.3      247.8
6.75% Senior Notes due 2003, net of unamortized discount of $.2 (1997) and $.3 (1996)
  (b)......................................................................................      349.8      349.7
7.75% Senior Notes due 2005, net of unamortized discount of $7.1 (1997) and $8.1 (1996)
  (c)......................................................................................      992.9      991.9
7.625% Senior Debentures due 2016, net of unamortized discount of $1.3 (b).................      198.7      198.7
8.25% Senior Debentures * due 2022, net of unamortized discount of $2.7 (1997) and $2.8
  (1996)...................................................................................      247.3      247.2
7.5% Senior Debentures * due 2023, net of unamortized discount of $.5......................      149.5      149.5
9.125% Senior Subordinated Notes * due 1999 (e)............................................      150.0      150.0
8.75%Senior Subordinated Reset Notes * due 2001 (d)........................................      100.0      100.0
10.25% Senior Subordinated Notes * due 2001................................................      200.0      200.0
7.0% Senior Subordinated Debentures * due 2003, net of unamortized discount of $36.0 (1997)
  and $40.5 (1996).........................................................................      195.5      191.0
8.0% Merger Debentures due 2006, net of unamortized discount of $98.9 (1997) and $110.3
  (1996)...................................................................................      971.4      960.0
Other Notes................................................................................       16.6        8.7
Obligations under capital leases...........................................................      527.0      571.2
                                                                                             ---------  ---------
                                                                                             $ 7,799.5  $ 9,918.3
Less current portion.......................................................................      376.5       62.6
                                                                                             ---------  ---------
                                                                                             $ 7,423.0  $ 9,855.7
                                                                                             ---------  ---------
                                                                                             ---------  ---------

------------------------

*   Issues of Viacom International guaranteed by the Company.

        (a) --Effective March 26, 1997, the Company and Viacom International Inc. ("Viacom International") amended and restated the $6.489 billion and $311 million Credit Agreements and the $1.8 billion Credit Agreement, originally established in 1994, to provide for credit agreements of $6.4 billion (the "March 1997 Viacom Credit Agreement") and $100 million (the "March 1997 Viacom International Credit Agreement," together with the March 1997 Viacom Credit Agreement, collectively the "March 1997 Credit Agreements"). The March 1997 Credit Agreements increased commitments by $400 million, extended maturities and reduced pricing.

    Effective June 30, 1997, certain financial covenants in the March 1997 Credit Agreements and the film financing credit agreement were amended to provide the Company with increased financial flexibility.

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Effective December 23, 1997, the Company permanently reduced its commitments under the March 1997 Credit Agreements by $1.0 billion.

    The following is a summary description of the March 1997 Credit Agreements as amended. The description does not purport to be complete and should be read in conjunction with each of the credit agreements which have been filed as exhibits and are incorporated by reference herein.

        The March 1997 Viacom Credit Agreement is comprised of (i) a $4.7 billion senior unsecured reducing revolving loan maturing July 1, 2002 and
    (ii) a $700 million term loan maturing April 1, 2002. The March 1997 Viacom International Credit Agreement is comprised of a $100 million term loan maturing July 1, 2002.

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

    The interest rate on all loans made under the three facilities is based upon Citibank, N.A.'s base rate or the London Interbank Offered Rate ("LIBOR") and is affected by the Company's credit rating. At December 31, 1997, the LIBOR (upon which the Company's borrowing rate was based) for borrowing periods of one month and two months were 5.72% and 5.75% respectively. At December 31, 1996, LIBOR for borrowing periods of one and two months were each 5.50%.

    The Company is required to pay a commitment fee based on the aggregate daily unborrowed portion of the loan commitments. As of December 31, 1997, the Company had $2.9 billion of available unborrowed loan commitments. The Credit Agreements do not require compensating balances.

    On May 9, 1997, a subsidiary of the Company amended the 364-day film financing credit agreement, guaranteed by Viacom International and the Company, which extended the expiration date for one year, reduced pricing and decreased the available credit by $30 million to $470 million.

        (b) --During December 1995, the Company issued an aggregate principal amount of $350 million of 6.75% Senior Notes due 2003 at a price to the public of 99.903% and $200 million of 7.625% Senior Debentures due 2016 at a price to the public of 99.29%. Proceeds from the issuance were used to repay notes payable to banks. Such notes and debentures were issued pursuant to the shelf registration statement described below.

        (c) --During May 1995, the Company issued an aggregate principal amount of $1.0 billion of 7.75% Senior Notes due June 1, 2005 at a price to the public of 99.04%. Proceeds from the issuance were used to repay notes payable to banks, of which approximately $400 million was a permanent

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    reduction of the Company's bank commitments. Such notes were issued pursuant to the shelf registration statement described below.

        (d) --The $100 million aggregate principal amount of Viacom International's 8.75% Senior Subordinated Reset Notes ("8.75% Reset Notes") are due on May 15, 2001. On May 15, 1995 the interest rate was reset at the original interest rate of 8.75% . On May 15, 1998, unless a notice of redemption of the 8.75% Reset Notes on such date has been given by the Company, the interest rate on the 8.75% Reset Notes will, if necessary, be adjusted from the rate then in effect to a rate to be determined on the basis of market rates in effect on May 5, 1998, as the rate the 8.75% Reset Notes should bear in order to have a market value of 101% of principal amount immediately after the resetting of the rate. In no event will the interest rate be lower than 8.75% or higher than the average three year treasury rate (as defined in the indenture) multiplied by two. The interest rate reset on May 15, 1998 will remain in effect on the 8.75% Reset Notes thereafter. The 8.75% Reset Notes are redeemable at the option of the Company, in whole but not in part, on May 15, 1998, at a redemption price of 101% of principal amount plus accrued interest to, but not including, the date of redemption.

        (e) --During February 1998, the Company redeemed the $150 million, 6.625% Senior Notes, due 1998, and the $150 million, 9.125% Senior Subordinated Notes, due 1999.

    The Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock and contingent value rights of Viacom and guarantees of such debt securities by Viacom International which may be issued for aggregate gross proceeds of $3.0 billion. The registration statement was declared effective on May 10, 1995. The net proceeds from the sale of the offered securities may be used by Viacom to repay, redeem, repurchase or satisfy its obligations in respect of its outstanding indebtedness or other securities; to make loans to its subsidiaries; for general corporate purposes; or for such other purposes as may be specified in the applicable Prospectus Supplement. The Company filed a post-effective amendment to this registration statement on November 19, 1996. To date, the Company has issued $1.55 billion of notes and debentures and has $1.45 billion remaining availability under the shelf registration statement.

    Interest costs incurred, interest income and capitalized interest are summarized below:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
Interest Incurred....................................................................  $   781.9  $   832.8  $   864.2
Interest Income......................................................................       17.9       30.3       43.0
Capitalized Interest.................................................................        1.0        4.5       11.9

    The Company's scheduled maturities of indebtedness through December 31, 2002, assuming full utilization of the March 1997 Credit Agreements, as amended, are $673 million (1998), $660 million (1999), $1.7 billion (2000), $2.1 billion
(2001) and $2.0 billion (2002). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

8) FINANCIAL INSTRUMENTS

    The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures and certain differences related to other financial instruments which are not significant. The carrying value of the senior debt, senior subordinated debt and subordinated

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

debt is $4.1 billion and the fair value, which is estimated based on quoted market prices, is approximately $4.3 billion.

    The Company enters into foreign currency exchange contracts in order to reduce its exposure to changes in foreign currency exchange rates that affect the value of its firm commitments and certain anticipated foreign currency cash flows. These contracts generally mature within the calendar year. The Company does not enter into foreign currency contracts for speculative purposes. To date, the contracts utilized have been purchased options and forward contracts. A forward contract is an agreement between two parties to exchange a specified amount of foreign currency, at a specified exchange rate on a specified future date. An option contract provides the right, but not the obligation, to buy or sell currency at a fixed exchange rate on a future date. The foreign exchange contracts have principally been used to hedge the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, the Singapore Dollar, the German Deutschemark and the European Currency Unit/British Pound relationship. At December 31, 1997, the Company had outstanding contracts with a notional value of approximately $21.6 million which expire in 1998. Realized gains and losses on contracts that hedge anticipated future cash flows are recognized in "Other items, net" and were not material in each of the periods. Option premiums are expensed at the inception of the contract. Deferred gains and losses on foreign currency exchange contracts as of December 31, 1997 were not material.

    The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties. The Company's receivables do not represent significant concentrations of credit risk at December 31, 1997, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

9) SHAREHOLDERS' EQUITY

    During 1997, the Company completed its joint purchase program initially established in September 1996 with NAI, for each to acquire up to $250 million, or $500 million in total, of the Company's Class A Common Stock, Class B Common Stock, and, as to the Company, Viacom Warrants. The Company repurchased 659,700 shares of Viacom Inc. Class A Common Stock, 5,816,300 shares of Viacom Inc. Class B Common Stock and 6,824,590 Viacom Five-Year Warrants, expiring on July 7, 1999, for approximately $250 million in the aggregate. The cost of the acquired treasury stock has been reflected separately as a reduction to shareholders' equity. The cost of the warrants has been reflected as a reduction to additional paid-in-capital and such warrants have been cancelled. As of December 31, 1997, NAI has separately acquired 1,282,200 shares of Viacom Inc. Class A Common Stock and 5,602,000 shares of Viacom Inc. Class B Common Stock pursuant to the joint purchase program for approximately $250 million, raising its ownership to approximately 67% of Viacom Inc. Class A Common Stock and approximately 28% of Class A and Class B Common Stock on a combined basis.

    At December 31, 1997 and 1996, respectively, there were 11,522,695 and 12,889,316 outstanding Viacom Five-Year Warrants, expiring July 7, 1999 and at December 31, 1996 there were 30,576,562 outstanding Viacom Three-Year Warrants, which expired July 7, 1997. The decrease in the outstanding Viacom Five-Year Warrants is primarily attributable to the stock repurchase program.

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

    Bell Atlantic Corporation owns 24 million shares of cumulative convertible preferred stock, par value $.01 per share, of the Company ("Preferred Stock") valued at $1.2 billion. Preferred Stock has a liquidation preference of $50 per share, an annual dividend rate of 5%, is convertible into shares of Viacom Inc. Class B Common Stock at a conversion price of $70 and does not have voting rights other than those required by law. The Preferred Stock is redeemable by the Company at declining premiums after November 1998.

    LONG-TERM INCENTIVE PLANS--The purpose of the Company's 1989, 1994 and 1997 Long-Term Incentive Plans (the "Plans") is to benefit and advance the interests of the Company by rewarding certain key employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future. The Plans provide for fixed grants of equity-based interests pursuant to awards of phantom shares, stock options, stock appreciation rights, restricted shares or other equity-based interests ("Awards"), and for subsequent payments of cash with respect to phantom shares or stock appreciation rights based, subject to certain limits, on their appreciation in value over stated periods of time. The stock options generally vest over a four to six year period from the date of grant and expire 10 years after the date of grant.

    The stock options available for future grant are as follows:

December 31, 1995.................................   7,229,853
December 31, 1996.................................  20,350,841
December 31, 1997.................................  13,376,978

    Each of the unexercised stock options to purchase Paramount or Blockbuster common stock that was outstanding at the time of the Paramount and Blockbuster mergers (the "Mergers") in 1994, automatically became options to purchase the merger consideration applicable to the stock option under the same price and terms, except that, for employees of Paramount who were employees on July 7, 1994, the date of the Paramount Merger, additional Viacom Inc. Class B Common Stock valued in July 1995, will be issued on exercise of such options as consideration for the cash portion of the blended purchase price per share of Paramount that was not reflected in the Merger consideration because of the transaction structure. These options generally became vested upon the effective date of the Merger, and are exercisable over a three to five year period and expire 10 years after the date of grant.

    The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS 123, the Company applies APB 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the Plans and accordingly, does not recognize compensation expense for its stock option plans because the Company typically does not issue options at exercise prices below the market value at date of grant. Had compensation expense for its stock option plans been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123, the Company's consolidated pretax income would have decreased by $36.3 million ($22.2 million after tax or $.06 per basic and diluted common share), $18.3 million ($11.0 million after tax or $.03 per basic and diluted common share) and $.8 million ($.5 million after tax) in 1997, 1996 and 1995, respectively. The 1995 earnings per share effect was less than $.01 per share. These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted in future years.

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                                             1997       1996       1995
                                                                                           ---------  ---------  ---------
Expected dividend yield(a)...............................................................     --         --         --
Expected stock price volatility..........................................................      31.74%     32.50%     32.04%
Risk-free interest rate..................................................................       6.04%      6.19%      5.80%
Expected life of options (years).........................................................        6.0        6.0        6.0

------------------------

(a) The Company has not declared any cash dividends on its common stock for any of the periods presented and has no present intention of so doing.

    The weighted-average fair value of each option as of the grant date was $13.16, $16.27 and $20.44 in 1997, 1996 and 1995, respectively.

    The following table summarizes the Company's stock option activity under the various plans:

                                                                                      OPTIONS     WEIGHTED-AVERAGE
                                                                                    OUTSTANDING    EXERCISE PRICE
                                                                                    ------------  -----------------
Balance at December 31, 1994......................................................    25,015,116      $   30.08
                                                                                    ------------
  Granted.........................................................................       295,184          46.61
  Exercised.......................................................................    (5,312,711)         28.58
  Canceled........................................................................    (1,429,268)         31.09
                                                                                    ------------
Balance at December 31, 1995......................................................    18,568,321          30.70
                                                                                    ------------
  Granted.........................................................................     6,263,800          37.51
  Exercised.......................................................................    (3,838,649)         30.35
  Canceled........................................................................    (1,347,965)         37.55
                                                                                    ------------
Balance at December 31, 1996......................................................    19,645,507          32.47
                                                                                    ------------
  Granted.........................................................................     9,203,000          30.67
  Exercised.......................................................................    (2,733,874)         28.81
  Canceled........................................................................    (3,506,346)         36.48
                                                                                    ------------
Balance at December 31, 1997......................................................    22,608,287      $   31.56
                                                                                    ------------
                                                                                    ------------

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The following table summarizes information concerning currently outstanding and exercisable stock options of the Company at December 31, 1997:

                                                      OUTSTANDING                            EXERCISABLE
                                     ---------------------------------------------   ----------------------------
                                                      REMAINING       WEIGHTED-                      WEIGHTED-
             RANGE OF                                CONTRACTUAL       AVERAGE                        AVERAGE
          EXERCISE PRICES               OPTIONS      LIFE (YEARS)   EXERCISE PRICE     OPTIONS     EXERCISE PRICE
-----------------------------------  -------------   ------------   --------------   -----------   --------------
$20 to $30.........................        843,093       3.7            $26.49           728,093       $26.07
30 to 40...........................     15,927,154       8.7             33.00         1,401,879        34.32
40 to 50...........................        715,000       7.7             45.12           249,999        45.46
50 to 60...........................        488,574       6.0             54.17           424,937        54.72
5 to 50(a).........................      3,707,162(a)    5.3             29.05         3,707,162        29.05
30 to 60(b)........................        927,304(b)    4.8             42.92           885,779        42.72
                                     -------------                                   -----------
                                        22,608,287                                     7,397,849
                                     -------------                                   -----------
                                     -------------                                   -----------

------------------------

(a) Represents information for options assumed with the merger of Blockbuster.

(b) Represents information for options assumed with the merger of Paramount.

    SHARES ISSUABLE UNDER EXERCISABLE STOCK OPTIONS:

  December 31, 1995.............................................  13,120,626
  December 31, 1996.............................................  11,243,220
  December 31, 1997.............................................   7,397,849

    The Company has reserved a total of 487,762 shares of Viacom Inc. Class A Common Stock and 39,268,908 shares of Viacom Inc. Class B Common Stock principally for exercise of stock options and warrants, and the conversion of the Preferred Stock.

    SPELLING STOCK OPTION PLANS--Spelling currently has stock option plans under which both incentive and nonqualified stock options have been granted to certain key employees, consultants and directors. Options have generally been granted with an exercise price equal to the fair market value of the underlying Common Stock on the date of grant, although nonqualified options may be granted with an exercise price not less than 50% of such fair market value. Each option is granted subject to various terms and conditions established on the date of grant, including vesting periods and expiration dates. The options typically become exercisable at the rate of 20% or 25% annually, beginning one year after the date of grant. Options must expire no later than 10 years from their date of grant.

    The Spelling stock options available for future grant are as follows:

December 31, 1995................................................  3,158,343
December 31, 1996................................................  5,094,251(a) (b)
December 31, 1997................................................  3,030,838

------------------------

(a) Includes 1,622,500 shares granted and 5,000,000 shares available for grant, which were pending shareholder approval of an increase to the number of shares available for grant under the plans and were subsequently approved at the Annual Meeting of Shareholders on May 21, 1997.

(b) Includes 1,360,866 shares available for grant under a plan which expired on April 13, 1997.

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The weighted average fair value of each option as of the grant date was $2.65, $2.66 and $3.89 for 1997, 1996 and 1995, respectively. The fair value of each Spelling option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                      1997       1996       1995
                                                                    ---------  ---------  ---------
Expected dividend yield(a)........................................     --         --         --
Expected stock price volatility...................................      30.91%     28.45%     29.91%
Risk-free interest rate...........................................       5.75%      6.60%      6.88%
Expected life of options (years)..................................        5.2        4.8        4.8

------------------------

(a) During 1997, 1996 and 1995, Spelling has not declared any cash dividends on its common stock.

    The following table summarizes Spelling's stock option activity:

                                       OPTIONS    WEIGHTED-AVERAGE
                                     OUTSTANDING   EXERCISE PRICE
                                     -----------  ----------------
Balance at December 31, 1994.......    7,123,669       $ 7.23
                                     -----------
  Granted..........................      200,000        10.31
  Exercised........................     (974,649)        6.04
  Canceled.........................     (589,802)        6.84
                                     -----------
Balance at December 31, 1995.......    5,759,218         7.72
                                     -----------
  Granted..........................    3,750,010(a)      7.13
  Exercised........................     (841,943)        4.91
  Canceled.........................     (688,967)        7.02
                                     -----------
Balance at December 31, 1996.......    7,978,318         7.80
                                     -----------
  Granted..........................    1,171,000         6.90
  Exercised........................     (362,008)        6.29
  Canceled.........................     (588,519)        8.90
                                     -----------
Balance at December 31, 1997.......    8,198,791       $ 7.66
                                     -----------

------------------------

(a) Includes 1,622,500 shares granted and 5,000,000 shares available for grant, which were pending shareholder approval of an increase to the number of shares available for grant under the plans and were subsequently approved at the Annual Meeting of Shareholders on May 21, 1997.

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The following table summarizes Spelling's information concerning currently outstanding and exercisable stock options at December 31, 1997:

                                     OUTSTANDING                          EXERCISABLE
                     -------------------------------------------  ---------------------------
                                                     WEIGHTED-
                                     REMAINING        AVERAGE                    WEIGHTED-
     RANGE OF                       CONTRACTUAL      EXERCISE                     AVERAGE
  EXERCISE PRICES      OPTIONS     LIFE (YEARS)        PRICE       OPTIONS    EXERCISE PRICE
-------------------  -----------  ---------------  -------------  ----------  ---------------
     $3.38 to $5.83     217,648           1.33       $    5.22       217,648     $    5.22
       6.00 to 7.49   5,987,245           7.45            6.87     2,158,844          6.46
       7.62 to 9.88     532,773           6.74            9.02       369,732          9.14
     10.00 to 12.00   1,461,125           6.69           10.77     1,067,125         10.77
                     -----------                                  ----------
                      8,198,791                                    3,813,349
                     -----------                                  ----------
                     -----------                                  ----------

SHARES ISSUABLE UNDER EXERCISABLE STOCK OPTIONS:
  December 31, 1995..............................................................  2,694,082
  December 31, 1996..............................................................  3,079,436
  December 31, 1997..............................................................  3,813,349

    Options related to employees of Virgin and included in the tables above are 875,010 and 50,000 shares granted for the years ended December 31, 1996 and 1995, respectively. Also included are 133,582, 775,220 and 643,003 shares exercised, and 184,269, 149,921 and 140,189 shares terminated for 1997, 1996 and 1995, respectively. No options were granted to employees of Virgin for the year ended December 31, 1997.

10) INCOME TAXES

    Earnings from continuing operations before income taxes are attributable to the following jurisdictions:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                -------------------------------
                                                                                  1997       1996       1995
                                                                                ---------  ---------  ---------
United States.................................................................  $   925.9  $   194.3  $   306.9
Foreign.......................................................................      296.8      286.2      272.9
                                                                                ---------  ---------  ---------
Total.........................................................................  $ 1,222.7  $   480.5  $   579.8
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Components of the provision for income taxes on earnings from continuing operations before income taxes are as follows:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
Current:
  Federal............................................................................  $   392.1  $   194.1  $    32.2
  State and local....................................................................      123.9       36.8       48.1
  Foreign............................................................................       36.9       81.5       64.1
                                                                                       ---------  ---------  ---------
                                                                                           552.9      312.4      144.4
Deferred.............................................................................      136.8      (16.9)     222.7
                                                                                       ---------  ---------  ---------
                                                                                       $   689.7  $   295.5  $   367.1
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The earnings (loss) of affiliated companies accounted for under the equity method are shown net of tax on the Company's Statements of Operations. The tax provision (benefits) relating to earnings (loss) from equity investments in 1997, 1996 and 1995 are ($29.0) million, $14.9 million and ($22.7) million, respectively, which represents an effective tax rate of 15.1%, 762.1% and 29.6%, respectively. The difference between the effective tax rates and the federal statutory tax rate of 35% is principally due to the effect of nondeductible goodwill amortization, state and local taxes and foreign losses for which no benefit was provided. Excluding the non-deductible amortization of intangibles, the annual effective tax rate would have been 44.6%, 32.2% and 39.4% for 1997, 1996 and 1995, respectively. See Note 3 for tax benefits relating to the discontinued operations. In addition to the amounts reflected in the table above, $7.8 million and $15.3 million of income tax benefit in 1997 and 1996, respectively, was recorded as a component of shareholders' equity as a result of exercised stock options.

    A reconciliation of the U.S. Federal statutory tax rate to the Company's effective tax rate on earnings from continuing operations before income taxes is summarized as follows:

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                         -------------------------------
                                                                                           1997       1996       1995
                                                                                         ---------  ---------  ---------
Statutory U.S. tax rate................................................................       35.0%      35.0%      35.0%
State and local taxes, net of federal tax benefit......................................        6.0        3.1        4.4
Effect of foreign operations...........................................................       (1.2)     (13.0)      (4.8)
Amortization of intangibles............................................................       11.8       29.3       23.9
Divestiture tax versus book............................................................     --             .9         .5
Other, net.............................................................................        4.8        6.2        4.3
                                                                                         ---------  ---------  ---------
Effective tax rate on earnings from continuing operations before income taxes..........       56.4%      61.5%      63.3%
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The following is a summary of the components of the deferred tax accounts:

                                                                                                YEAR ENDED DECEMBER
                                                                                                        31,
                                                                                                --------------------
                                                                                                  1997       1996
                                                                                                ---------  ---------
Current deferred tax assets and (liabilities):
Recognition of revenue........................................................................  $    76.7  $    70.1
Sales return and allowances...................................................................       91.5       89.3
Publishing costs..............................................................................       15.6       11.7
Employee compensation and other payroll related expenses......................................       48.0       37.9
Other differences between tax and financial statement values..................................        4.5        5.5
                                                                                                ---------  ---------
  Gross current deferred net tax assets.......................................................      236.3      214.5
                                                                                                ---------  ---------
Noncurrent deferred tax assets and (liabilities):
Depreciation/amortization of fixed assets and intangibles.....................................     (179.5)     (90.7)
Reserves including restructuring and relocation charges.......................................      296.7      253.1
Acquired net operating loss and tax credit carryforwards......................................       82.1       86.7
Amortization of discount on 8% Merger Debentures..............................................       61.3       72.8
Recognition of revenue........................................................................       15.4       23.5
Other differences between tax and financial statement values..................................       79.9       59.0
                                                                                                ---------  ---------
  Gross noncurrent deferred net tax assets....................................................      355.9      404.4
                                                                                                ---------  ---------
Valuation allowance...........................................................................     (106.8)     (81.8)
                                                                                                ---------  ---------
  Total net deferred tax assets (liabilities).................................................  $   485.4  $   537.1
                                                                                                ---------  ---------
                                                                                                ---------  ---------

    As of December 31, 1997 and December 31, 1996, the Company had total deferred tax assets of $771.7 million and $709.6 million, respectively, and total deferred tax liabilities of $179.5 million and $90.7 million, respectively.

    As of December 31, 1997, the Company had net operating loss carryforwards of approximately $234.7 million which expire in various years from 1998 through 2011.

    The 1997 and 1996 net deferred tax asset is reduced by a valuation allowance of $106.8 million and $81.8 million, respectively, principally relating to tax benefits of net operating losses which are not expected to be recognized as a result of limitations applied where there is a change of ownership.

    The Company's share of the undistributed earnings of foreign subsidiaries not included in its consolidated Federal income tax return that could be subject to additional income taxes if remitted, was approximately $1.5 billion and $1.3 billion at December 31, 1997 and December 31, 1996, respectively. No provision has been recorded for the U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to reinvest these earnings outside the United States indefinitely and it is not practicable to estimate the amount of such taxes.

    On April 18, 1997, the Company announced its intention to acquire additional shares of Spelling's outstanding common stock. During the period through December 31, 1997, the Company acquired 5,294,600 additional shares for $46.9 million and currently owns approximately 80% of Spelling's outstanding common stock. The purchase of additional shares permits the Company to consolidate Spelling's results for tax purposes.

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

11) PENSION PLANS, OTHER POSTRETIREMENT BENEFITS AND POSTEMPLOYMENT BENEFITS

    The Company and certain of its subsidiaries have non-contributory pension plans covering specific groups of employees. Effective January 1, 1996, the pension plans of Paramount were merged with the Company's pension plans. The Pension Plan for Employees of PVI Transmission Inc. and Paramount Distribution Inc. was merged with and into the Viacom Pension Plan effective December 31, 1996. The benefits for these plans are based primarily on an employee's years of service and pay near retirement. Participant employees are vested in the plans after five years of service. The Company's policy for all pension plans is to fund amounts in accordance with the Employee Retirement Income Security Act of 1974. Plan assets consist principally of common stocks, marketable bonds and United States government securities. The Company's Class B Common Stock represents approximately 10% and 8% of the plan assets at December 31, 1997 and 1996, respectively.

    Net periodic pension cost consists of the following components:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1997       1996       1995
                                                                                     ---------  ---------  ---------
Service cost--benefits earned during the period....................................  $    32.1  $    31.1  $    25.2
Interest cost on projected benefit obligation......................................       54.1       50.6       48.9
Actual (gain) loss on plan assets..................................................     (123.6)     (65.9)    (108.9)
Net amortization and deferral......................................................       71.8       18.1       66.8
                                                                                     ---------  ---------  ---------
Net periodic pension cost..........................................................  $    34.4  $    33.9  $    32.0
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

    During 1996, the Company split-off its Cable segment, affecting participants in its pension plans. The curtailment gains reduced pension cost by $2.9 million.

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The funded status of the pension plans for the periods indicated is as follows:

                                                                              DECEMBER 31,
                                                     --------------------------------------------------------------
                                                                  1997                            1996
                                                     ------------------------------  ------------------------------

                                                       ACCUMULATED    ASSETS EXCEED    ACCUMULATED    ASSETS EXCEED
                                                     BENEFITS EXCEED   ACCUMULATED   BENEFITS EXCEED   ACCUMULATED
                                                         ASSETS         BENEFITS         ASSETS         BENEFITS
                                                     ---------------  -------------  ---------------  -------------
Actuarial present value of benefit obligations:
Accumulated benefit obligation:
  Vested...........................................     $   (71.1)      $  (589.9)      $   (64.5)      $  (506.4)
  Non-vested.......................................          (3.9)          (27.1)           (2.3)          (22.7)
                                                           ------     -------------        ------     -------------
  Total............................................     $   (75.0)      $  (617.0)      $   (66.8)      $  (529.1)
                                                           ------     -------------        ------     -------------
                                                           ------     -------------        ------     -------------
Projected benefit obligation.......................     $   (85.7)      $  (699.6)      $   (78.8)      $  (589.0)
Plan assets at fair value..........................            --           697.3              .9           605.3
                                                           ------     -------------        ------     -------------
Projected benefit obligation less than (in excess
  of) plan assets..................................         (85.7)           (2.3)          (77.9)           16.3
Unrecognized net (gain) losses.....................           9.2           (80.7)            1.9           (73.3)
Unrecognized prior service cost....................          11.5             3.6            14.2             1.3
Unrecognized transition obligation.................            .9            (5.2)            3.2            (7.9)
Adjustment to recognize minimum liability..........         (11.0)             --            (8.3)             --
                                                           ------     -------------        ------     -------------
Pension liability at year end......................     $   (75.1)      $   (84.6)      $   (66.9)      $   (63.6)
                                                           ------     -------------        ------     -------------
                                                           ------     -------------        ------     -------------

    The following assumptions were used in accounting for the pension plans:

                                                                                   1997       1996        1995
                                                                                 ---------  ---------  -----------
Discount rate.......................................................                 7.25%      7.75%         7.25%
Expected return on plan assets......................................                 9.5 %      9.5 %         9.5%
Rate of increase in future compensation.............................                 5.0 %      5.0 %      5.0-5.5%

    In addition, the Company contributes to multiemployer pension plans which provide benefits to certain employees under collective bargaining agreements. The pension expense for these plans was $40.0 million (1997) and $27.8 million
(1996).

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

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The reconciliations of the funded status of the postretirement benefit plans are as follows:

                                                                                                     DECEMBER 31,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------
Accumulated postretirement benefit obligation attributable to:
  Current retirees.............................................................................  $    83.2  $    86.0
  Fully eligible active plan participants......................................................       13.9       17.6
  Other active plan participants...............................................................        6.5        6.0
Unrecognized prior service cost................................................................       25.1       28.3
Unrecognized net gain..........................................................................       30.1       27.1
                                                                                                 ---------  ---------
  Total accrued expense........................................................................  $   158.8  $   165.0
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    The components of net periodic postretirement benefit cost are as follows:

                                                                                                    DECEMBER 31,
                                                                                           -------------------------------
                                                                                             1997       1996       1995
                                                                                           ---------  ---------  ---------
Service costs-benefits earned............................................................  $     1.0  $     1.0  $     3.8
Interest cost on accumulated postretirement benefit obligation...........................        7.4        8.1       10.8
Amortization of prior service cost.......................................................       (3.2)      (3.2)    --
Amortization of gain.....................................................................       (3.1)      (1.3)      (1.4)
                                                                                           ---------  ---------  ---------
Net periodic postretirement benefit cost.................................................  $     2.1  $     4.6  $    13.2
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

    The following assumptions were used in accounting for postretirement benefits:

  Projected health care cost trend rate.................................................           7%         9%        11%
  Ultimate trend rate...................................................................         5.5%       5.5%       5.5%
  Year ultimate trend rate is achieved..................................................         1999       1999       2001
  Discount rate.........................................................................        7.25%      7.75%      7.25%
Effect of a 1% point increase in the health care cost trend rate:
  Postretirement benefit obligation.....................................................    $     8.7  $     9.6  $    20.6
  Aggregate of service and interest cost................................................    $     0.8  $     0.8  $     2.4

    In addition, the Company contributed to multiemployer plans which provide health and welfare benefits to active as well as retired employees. The Company had costs of $12.5 million related to these benefits for both years ended December 31, 1997 and 1996.

    SFAS 112, "Employers' Accounting For Postemployment Benefits" does not have a significant effect on the Company's consolidated financial position or results of operations.

12) COMMITMENTS AND CONTINGENCIES

    The Company has long-term noncancelable lease commitments for retail and office space and equipment, transponders, studio facilities and vehicles.

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    At December 31, 1997, minimum rental payments under noncancelable leases are as follows:

                                                                                             LEASES
                                                                                     ----------------------
                                                                                      OPERATING    CAPITAL
                                                                                     -----------  ---------
1998...............................................................................   $   615.8   $   124.2
1999...............................................................................       552.4       123.0
2000...............................................................................       507.5        99.8
2001...............................................................................       419.7        79.2
2002...............................................................................       313.7        70.5
2003 and thereafter................................................................     1,551.0       174.6
                                                                                     -----------  ---------
Total minimum lease payments.......................................................   $ 3,960.1       671.3
                                                                                     -----------
                                                                                     -----------
Less amounts representing interest.................................................                   144.3
                                                                                                  ---------
Present value of net minimum payments..............................................               $   527.0
                                                                                                  ---------
                                                                                                  ---------

    The Company has also entered into capital leases for satellite transponders with future minimum commitments commencing in future periods of approximately $112.4 million payable over the next fourteen years. Such commitments are contingent upon the successful operation of satellites. Future minimum capital lease payments have not been reduced by future minimum sublease rentals of $50.3 million. Rent expense amounted to $627.9 million (1997), $501.1 million (1996) and $475.2 million (1995).

    The commitments of the Company for program license fees, which are not reflected in the balance sheet as of December 31, 1997 and are estimated to aggregate approximately $1.6 billion, principally reflect Showtime Networks Inc.'s ("SNI's") commitments of approximately $1.5 billion for the acquisition of programming rights and the production of original programming. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments to acquire programming rights are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

    There are various lawsuits and claims pending against the Company. Management believes that any ultimate liability resulting from those actions or claims will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

    Certain subsidiaries and affiliates of the Company from time to time receive claims from federal and state environmental regulatory agencies and other entities asserting that they are or may be liable for environmental cleanup costs and related damages, principally relating to discontinued operations conducted by its former mining and manufacturing businesses (acquired as part of the mergers with Paramount and Blockbuster). The Company has recorded a liability reflecting its best estimate of environmental exposure. Such liability was not discounted or reduced by potential insurance recoveries and reflects management's estimate of cost sharing at multiparty sites. The estimated liability was calculated based upon currently available facts, existing technology and presently enacted laws and regulations. On the basis of its experience and the information currently available to it, the Company believes that the claims it has received will not have a material adverse effect on its results of operations, financial position or liquidity.

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

13) BUSINESS SEGMENTS

                                                                               YEAR ENDED OR AT DECEMBER 31,
                                                                             ----------------------------------
                                                                                1997        1996        1995
                                                                             ----------  ----------  ----------
REVENUES:
Networks and Broadcasting..................................................  $  2,717.8  $  2,404.0  $  2,030.8
Entertainment..............................................................     3,861.3     3,493.4     3,407.5
Video and Music/Theme Parks................................................     4,286.6     3,920.4     3,333.4
Publishing.................................................................     2,472.1     2,331.7     2,171.1
Intercompany elimination...................................................      (131.7)      (65.3)      (26.9)
                                                                             ----------  ----------  ----------
        Total revenues.....................................................  $ 13,206.1  $ 12,084.2  $ 10,915.9
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
OPERATING INCOME:
Networks and Broadcasting..................................................  $    747.5  $    630.2  $    520.3
Entertainment..............................................................       233.4       330.6       354.8
Video and Music/Theme Parks................................................      (248.3)      273.1       501.5
Publishing.................................................................       221.7       217.2       186.3
Corporate..................................................................      (201.5)     (176.8)     (164.2)
                                                                             ----------  ----------  ----------
        Total operating income.............................................  $    752.8  $  1,274.3  $  1,398.7
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
DEPRECIATION AND AMORTIZATION:
Networks and Broadcasting..................................................  $    134.1  $    125.1  $    107.6
Entertainment..............................................................       131.2       127.1       126.1
Video and Music/Theme Parks................................................       489.9       403.5       321.5
Publishing.................................................................       163.2       148.0       153.9
Corporate..................................................................        24.9        13.9         7.6
                                                                             ----------  ----------  ----------
        Total depreciation and amortization................................  $    943.3  $    817.6  $    716.7
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
IDENTIFIABLE ASSETS AT YEAR END:
Networks and Broadcasting..................................................  $  4,292.3  $  4,053.3  $  4,417.8
Entertainment..............................................................     7,695.4     8,096.4     7,920.1
Video and Music/Theme Parks................................................    10,120.9    10,156.8     9,611.3
Publishing.................................................................     5,439.4     5,405.1     5,343.7
Corporate..................................................................       740.7       833.0       634.5
Net assets of discontinued operations/cable systems (1995).................          --       289.4     1,063.6
                                                                             ----------  ----------  ----------
        Total identifiable assets at year end..............................  $ 28,288.7  $ 28,834.0  $ 28,991.0
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
CAPITAL EXPENDITURES:
Networks and Broadcasting..................................................  $     88.3  $     98.1  $     58.2
Entertainment..............................................................        47.2        56.0        58.1
Video and Music/Theme Parks................................................       342.0       358.4       388.5
Publishing.................................................................        36.1        37.3        52.4
Corporate..................................................................        16.7        48.8        54.1
Cable television systems...................................................          --          --       119.3
                                                                             ----------  ----------  ----------
        Total capital expenditures.........................................  $    530.3  $    598.6  $    730.6
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

14) OPERATIONS BY GEOGRAPHIC AREA

                                                                               YEAR ENDED OR AT DECEMBER 31,
                                                                             ----------------------------------
                                                                                1997        1996        1995
                                                                             ----------  ----------  ----------
REVENUES:
    United States..........................................................  $ 10,376.0  $  9,514.7  $  8,887.1
    United States export sales.............................................       392.6       282.8       215.2
    International..........................................................     2,437.5     2,286.7     1,813.6
                                                                             ----------  ----------  ----------
        Total revenues.....................................................  $ 13,206.1  $ 12,084.2  $ 10,915.9
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
OPERATING INCOME:
    United States..........................................................  $    554.1  $    981.7  $  1,179.7
    International..........................................................       198.7       292.6       219.0
                                                                             ----------  ----------  ----------
        Total operating income.............................................  $    752.8  $  1,274.3  $  1,398.7
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
IDENTIFIABLE ASSETS AT YEAR END:
    United States..........................................................  $ 24,649.3  $ 25,578.7  $ 26,111.6
    Other..................................................................     3,639.4     3,255.3     2,879.4
                                                                             ----------  ----------  ----------
        Total identifiable assets..........................................  $ 28,288.7  $ 28,834.0  $ 28,991.0
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

      Intercompany transfers between geographic areas are not significant.

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

15) QUARTERLY FINANCIAL DATA (UNAUDITED):

    Summarized quarterly financial data for 1997 and 1996 appears below:

                                                          FIRST     SECOND      THIRD     FOURTH
                                                         QUARTER    QUARTER    QUARTER    QUARTER   TOTAL YEAR
                                                        ---------  ---------  ---------  ---------  ----------
1997
-------
Revenue...............................................  $ 2,917.7  $ 3,030.9  $ 3,647.4  $ 3,610.1  $ 13,206.1
Operating income (loss)...............................  $   173.8  $  (136.8) $   442.1  $   273.7  $    752.8
Earnings (loss) from continuing operations(1)(2)......  $   (23.8) $  (216.7) $    18.4  $   596.6  $    374.5
Net earnings (loss)(3)................................  $   (18.7) $  (195.0) $   434.3  $   573.0  $    793.6
Net earnings (loss) attributable to common stock......  $   (33.7) $  (210.0) $   419.3  $   558.0  $    733.6
Basic earnings (loss) per common share:
  Earnings (loss) from continuing operations..........  $    (.11) $    (.66) $     .01  $    1.65  $      .89
  Net earnings (loss).................................  $    (.10) $    (.60) $    1.19  $    1.58  $     2.08
Diluted earnings (loss) per common share:
  Earnings (loss) from continuing operations(4).......  $    (.11) $    (.66) $     .01  $    1.60  $      .89
  Net earnings (loss)(4)..............................  $    (.10) $    (.60) $    1.19  $    1.54  $     2.07
Weighted average number of common shares:
  Basic...............................................      352.5      352.7      353.0      353.4       352.9
  Diluted(4)..........................................      352.5      352.7      353.6      372.2       354.3
1996
-------
Revenue...............................................  $ 2,623.4  $ 2,785.0  $ 3,266.4  $ 3,409.4  $ 12,084.2
Operating income(5)...................................  $   255.7  $   274.9  $   493.7  $   250.0  $  1,274.3
Earnings from continuing operations...................  $    19.4  $    25.5  $   108.6  $    17.2  $    170.7
Net earnings (loss)(6)................................  $    27.8  $    41.1  $ 1,406.4  $  (227.4) $  1,247.9
Net earnings (loss) attributable to common stock......  $    12.8  $    26.1  $ 1,391.4  $  (242.4) $  1,187.9
Basic earnings (loss) per common share(7):
  Earnings from continuing operations.................  $     .01  $     .03  $     .26  $     .01  $      .30
  Net earnings (loss).................................  $     .03  $     .07  $    3.85  $    (.69) $     3.26
Diluted earnings (loss) per common share(7):
  Earnings from continuing operations.................  $     .01  $     .03  $     .26  $     .01  $      .30
  Net earnings (loss).................................  $     .03  $     .07  $    3.82  $    (.68) $     3.23
Weighted average number of common shares:
  Basic...............................................      370.0      371.7      361.6      352.8       364.0
  Diluted.............................................      374.7      376.0      364.0      354.9       367.4

    The timing of the Company's results of operations is affected by the seasonality of the educational publishing business, the typical timing of major motion picture releases, the summer operation of the theme parks, the positive effect of the holiday season on advertising and video store revenues, and the impact of the broadcasting television season on television production.

------------------------

(1) The second quarter of 1997 included a $322.8 million charge for Blockbuster representing the reduction in carrying value of excess retail inventory and costs associated with reorganizing and closing underperforming stores in certain international markets (See Note 4).

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(2) The fourth quarter of 1997 included a gain of $640.5 million, net of tax, resulting from the sale of USA Networks.

(3) The third quarter of 1997 included a gain of $416.4 million, net of tax, resulting from the sale of Viacom Radio Stations.

(4) For the fourth quarter of 1997, the assumed conversion of preferred stock had a dilutive effect on earnings per share, therefore, the sum of the quarterly earnings per share will not equal full year earnings per share.

(5) The fourth quarter of 1996 included a $88.9 million restructuring charge for Blockbuster (See Note 4).

(6) The third quarter and fourth quarter of 1996 included a gain of $1,304.3 million and a loss of $146.6 million, respectively, related to discontinued operations.

(7) SFAS 128 was adopted in the fourth quarter of 1997. All prior quarters' earnings per common share have been restated to conform to the requirements of SFAS 128 (See Note 1).

16) OTHER ITEMS, NET

    On October 21, 1997, the Company completed the sale of its half-interest in USA Networks, including the Sci-Fi Channel, to Universal Studios, Inc. for a total of $1.7 billion in cash. The Company realized a pre-tax gain of approximately $1.1 billion in the fourth quarter of 1997. The net proceeds from this transaction were used to repay debt.

    In addition, during 1997, the Company recorded pre-tax gains on the swap of certain television stations of approximately $190.9 million partially offset by write-offs of certain cost investments.

17) SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
Cash payments for interest net of amounts capitalized................................  $   792.1  $   808.0  $   925.9
Cash payments for income taxes.......................................................      110.9      193.0      485.7

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Equipment acquired under capitalized leases........................................       54.0      211.1      314.5
  Shares retired with Cable Split-off................................................         --      625.8         --
  Settlement of VCRs with Class B Common Stock.......................................         --         --      402.6

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

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                1997
                                                  -----------------------------------------------------------------
                                                                                NON-
                                                                  VIACOM     GUARANTOR                 VIACOM INC.
                                                  VIACOM INC.  INTERNATIONAL AFFILIATES  ELIMINATIONS  CONSOLIDATED
                                                  -----------  ------------  ----------  ------------  ------------
Revenues........................................   $    26.7    $  1,458.3   $ 11,747.0   $    (25.9)   $ 13,206.1
Expenses:
    Operating...................................        25.6         471.3      8,392.3        (25.9)      8,863.3
    Selling, general and administrative.........         1.8         520.3      2,124.6           --       2,646.7
    Depreciation and amortization...............         1.9          67.4        874.0           --         943.3
                                                  -----------  ------------  ----------  ------------  ------------
    Total expenses..............................        29.3       1,059.0     11,390.9        (25.9)     12,453.3
                                                  -----------  ------------  ----------  ------------  ------------
Operating income (loss).........................        (2.6)        399.3        356.1           --         752.8
Other income (expense):
    Interest expense, net.......................      (631.1)        (56.2)       (75.7)          --        (763.0)
    Other items, net............................          --         (38.7)     1,271.6           --       1,232.9
                                                  -----------  ------------  ----------  ------------  ------------
Earnings (loss) from continuing operations
  before income taxes...........................      (633.7)        304.4      1,552.0           --       1,222.7
    Benefit (provision) for income taxes........       266.1        (127.8)      (827.9)          --        (689.6)
    Equity in earnings (loss) of affiliated
      companies, net of tax.....................     1,160.9         545.3        (53.8)    (1,815.7)       (163.3)
    Minority interest...........................          --          (0.9)         5.6           --           4.7
                                                  -----------  ------------  ----------  ------------  ------------
Earnings from continuing operations.............       793.3         721.0        675.9     (1,815.7)        374.5
Discontinued operations:
    Earnings, net of tax........................         0.3           2.7         10.9           --          13.9
    Net gain (loss) on dispositions, net of
      tax.......................................          --         437.2        (32.0)          --         405.2
                                                  -----------  ------------  ----------  ------------  ------------
Net earnings....................................       793.6       1,160.9        654.8     (1,815.7)        793.6
    Cumulative convertible preferred
      stock dividend requirement................       (60.0)           --           --           --         (60.0)
                                                  -----------  ------------  ----------  ------------  ------------
    Net earnings attributable to common stock...   $   733.6    $  1,160.9   $    654.8   $ (1,815.7)   $    733.6
                                                  -----------  ------------  ----------  ------------  ------------
                                                  -----------  ------------  ----------  ------------  ------------

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                             1996
                                               -----------------------------------------------------------------
                                                                             NON-
                                                               VIACOM     GUARANTOR                 VIACOM INC.
                                               VIACOM INC.  INTERNATIONAL AFFILIATES  ELIMINATIONS  CONSOLIDATED
                                               -----------  ------------  ----------  ------------  ------------
Revenues.....................................   $      --    $  1,193.7   $ 10,917.8   $    (27.3)   $ 12,084.2
Expenses:
    Operating................................          --         373.5      7,259.1        (27.3)      7,605.3
    Selling, general and administrative......        (0.3)        470.1      1,828.3           --       2,298.1
    Restructuring charge.....................          --            --         88.9           --          88.9
    Depreciation and amortization............          --          60.9        756.7           --         817.6
                                               -----------  ------------  ----------  ------------  ------------
        Total expenses.......................        (0.3)        904.5      9,933.0        (27.3)     10,809.9
                                               -----------  ------------  ----------  ------------  ------------
Operating income.............................         0.3         289.2        984.8           --       1,274.3
Other income (expense):
    Interest expense, net....................      (627.7)       (102.5)       (67.8)          --        (798.0)
    Other items, net.........................          --          (0.1)         4.3           --           4.2
                                               -----------  ------------  ----------  ------------  ------------
Earnings (loss) from continuing operations
  before income taxes........................      (627.4)        186.6        921.3           --         480.5
    Benefit (provision) for income taxes.....       259.3         (84.0)      (470.8)          --        (295.5)
    Equity in earnings (loss) of affiliated
      companies, net of tax..................     1,613.0          77.2         42.6     (1,745.8)        (13.0)
    Minority interest........................          --          (1.2)        (0.1)          --          (1.3)
                                               -----------  ------------  ----------  ------------  ------------
Earnings from continuing operations..........     1,244.9         178.6        493.0     (1,745.8)        170.7
Discontinued operations:
    Earnings (loss), net of tax..............         3.0           2.5        (86.0)          --         (80.5)
    Net gain (loss) on dispositions, net of
      tax....................................          --       1,292.0       (134.3)          --       1,157.7
                                               -----------  ------------  ----------  ------------  ------------
Net earnings.................................     1,247.9       1,473.1        272.7     (1,745.8)      1,247.9
    Cumulative convertible preferred stock
      dividend requirement...................       (60.0)           --           --           --         (60.0)
                                               -----------  ------------  ----------  ------------  ------------
Net earnings attributable to common stock....   $ 1,187.9    $  1,473.1   $    272.7   $ (1,745.8)   $  1,187.9
                                               -----------  ------------  ----------  ------------  ------------
                                               -----------  ------------  ----------  ------------  ------------

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                            1995
                                              -----------------------------------------------------------------
                                                                            NON-
                                                              VIACOM     GUARANTOR                 VIACOM INC.
                                              VIACOM INC.  INTERNATIONAL AFFILIATES  ELIMINATIONS  CONSOLIDATED
                                              -----------  ------------  ----------  ------------  ------------
Revenues....................................  $        --   $    947.4   $  9,979.2   $    (10.7)   $ 10,915.9
Expenses:
    Operating...............................           --        309.6      6,390.6        (10.7)      6,689.5
    Selling, general and administrative.....          4.2        412.2      1,694.6           --       2,111.0
    Depreciation and amortization...........           --         47.8        668.9           --         716.7
                                              -----------  ------------  ----------  ------------  ------------
        Total expenses......................          4.2        769.6      8,754.1        (10.7)      9,517.2
                                              -----------  ------------  ----------  ------------  ------------
Operating income (loss).....................         (4.2)       177.8      1,225.1           --       1,398.7
Other income (expense):
    Interest expense, net...................       (653.3)       (98.1)       (57.9)          --        (809.3)
    Other items, net........................           --          1.7        (11.3)          --          (9.6)
                                              -----------  ------------  ----------  ------------  ------------
Earnings (loss) from continuing operations
  before income taxes.......................       (657.5)        81.4      1,155.9           --         579.8
    Benefit (provision) for income taxes....        282.8        (44.8)      (605.1)          --        (367.1)
    Equity in earnings (loss) of affiliated
      companies, net of tax.................        593.9        150.7        (18.2)      (779.3)        (52.9)
    Minority interest.......................           --         (0.7)        (8.6)          --          (9.3)
                                              -----------  ------------  ----------  ------------  ------------
Earnings from continuing operations.........        219.2        186.6        524.0       (779.3)        150.5
Discontinued operations:
    Earnings (loss), net of tax.............          3.3        (11.2)        79.9           --          72.0
                                              -----------  ------------  ----------  ------------  ------------
Net earnings................................        222.5        175.4        603.9       (779.3)        222.5
    Cumulative convertible preferred stock
      dividend requirement..................        (60.0)          --           --           --         (60.0)
                                              -----------  ------------  ----------  ------------  ------------
Net earnings attributable to common stock...  $     162.5   $    175.4   $    603.9   $   (779.3)   $    162.5
                                              -----------  ------------  ----------  ------------  ------------
                                              -----------  ------------  ----------  ------------  ------------

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                            1997
                                              -----------------------------------------------------------------
                                                                            NON-
                                                              VIACOM     GUARANTOR                 VIACOM INC.
                                              VIACOM INC.  INTERNATIONAL AFFILIATES  ELIMINATIONS  CONSOLIDATED
                                              -----------  ------------  ----------  ------------  ------------

                   ASSETS
Current Assets:
    Cash and cash equivalents...............  $        .1   $     91.5   $    200.7   $       --    $    292.3
    Receivables, net........................         10.2        384.0      2,047.0        (43.5)      2,397.7
    Inventory...............................         13.3        100.5      2,138.9           --       2,252.7
    Other current assets....................         (6.1)        55.6        719.4          1.9         770.8
                                              -----------  ------------  ----------  ------------  ------------
        Total current assets................         17.5        631.6      5,106.0        (41.6)      5,713.5
                                              -----------  ------------  ----------  ------------  ------------
Property and equipment......................         12.4        478.9      3,828.9           --       4,320.2
    Less accumulated depreciation...........          2.2        131.9        988.4           --       1,122.5
                                              -----------  ------------  ----------  ------------  ------------
    Net property and equipment..............         10.2        347.0      2,840.5           --       3,197.7
Inventory...................................           --        318.2      2,332.4           --       2,650.6
Intangibles, at amortized cost..............        112.4        534.4     14,052.8           --      14,699.6
Investments in consolidated subs............      8,256.9      9,303.0           --    (17,559.9)           --
Other assets................................        (11.3)       238.0      1,719.7         80.9       2,027.3
                                              -----------  ------------  ----------  ------------  ------------
                                              $   8,385.7   $ 11,372.2   $ 26,051.4   $(17,520.6)   $ 28,288.7
                                              -----------  ------------  ----------  ------------  ------------
                                              -----------  ------------  ----------  ------------  ------------

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable........................  $        --   $     36.0   $    803.3   $   (139.6)   $   $699.7
    Accrued compensation....................           --        122.4        319.3           --         441.7
    Participants share, residuals and
      royalties payable.....................           --           --        951.3           --         951.3
    Income taxes payable....................         (6.2)     1,405.9       (307.2)      (536.2)        556.3
    Current portion of long-term debt.......        150.0        156.5         70.0           --         376.5
    Accrued expenses and other..............        113.3        542.1      1,274.1         97.5       2,027.0
                                              -----------  ------------  ----------  ------------  ------------
        Total current liabilities...........        257.1      2,262.9      3,110.8       (578.3)      5,052.5
                                              -----------  ------------  ----------  ------------  ------------
Long-term debt..............................      4,760.5      1,953.9        708.6           --       7,423.0
Other liabilities...........................    (14,112.9)    (4,498.2)    20,248.7        792.0       2,429.6

Shareholders' equity:
    Convertible Preferred Stock.............      1,200.0           --           --           --       1,200.0
    Common Stock............................          3.6        256.6        835.3     (1,091.9)          3.6
    Additional paid-in capital..............     10,333.2      6,745.9      1,071.0     (7,817.0)     10,333.1
    Retained earnings.......................      6,173.7      4,590.6        155.7     (8,825.4)      2,094.6
    Net unrealized gain on investments
      available for sale....................           --         29.3           --           --          29.3
    Minimum pension liability...............           --         (8.4)          --           --          (8.4)
    Cumulative translation adjustment.......           --         39.6        (78.7)          --         (39.1)
                                              -----------  ------------  ----------  ------------  ------------
                                                 17,710.5     11,653.6      1,983.3    (17,734.3)     13,613.1
      Less treasury stock, at cost..........        229.5           --           --           --         229.5
                                              -----------  ------------  ----------  ------------  ------------
        Total shareholders' equity..........     17,481.0     11,653.6      1,983.3    (17,734.3)     13,383.6
                                              -----------  ------------  ----------  ------------  ------------
                                              $   8,385.7   $ 11,372.2   $ 26,051.4   $(17,520.6)   $ 28,288.7
                                              -----------  ------------  ----------  ------------  ------------
                                              -----------  ------------  ----------  ------------  ------------

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                             1996
                                               -----------------------------------------------------------------
                                                                             NON-
                                                               VIACOM     GUARANTOR                 VIACOM INC.
                                               VIACOM INC.  INTERNATIONAL AFFILIATES  ELIMINATIONS  CONSOLIDATED
                                               -----------  ------------  ----------  ------------  ------------

                   ASSETS
Current Assets:
    Cash and cash equivalents................   $    19.0    $     61.2   $    128.8   $       --    $    209.0
    Receivables, net.........................          --         308.6      1,878.1        (33.6)      2,153.1
    Inventory................................          --         135.5      2,206.9           --       2,342.4
    Other current assets.....................          --         117.2        580.3         26.3         723.8
    Net assets of discontinued operations....        47.3          41.3        200.8           --         289.4
                                               -----------  ------------  ----------  ------------  ------------
        Total current assets.................        66.3         663.8      4,994.9         (7.3)      5,717.7
                                               -----------  ------------  ----------  ------------  ------------
Property and equipment.......................          --         458.1      3,431.6           --       3,889.7
    Less accumulated depreciation............          --          96.6        637.3           --         733.9
                                               -----------  ------------  ----------  ------------  ------------
    Net property and equipment...............          --         361.5      2,794.3           --       3,155.8
Inventory....................................          --         233.8      2,385.6           --       2,619.4
Intangibles, at amortized cost...............          --         550.0     14,344.2           --      14,894.2
Investments in consolidated subs.............     7,536.8      10,773.2           --    (18,310.0)           --
Other assets.................................        74.2         313.3      2,107.6        (48.2)      2,446.9
                                               -----------  ------------  ----------  ------------  ------------
                                                $ 7,677.3    $ 12,895.6   $ 26,626.6   ($18,365.5)   $ 28,834.0
                                               -----------  ------------  ----------  ------------  ------------
                                               -----------  ------------  ----------  ------------  ------------
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable.........................   $      --    $     40.3   $    785.1   $    (16.6)   $    808.8
    Accrued compensation.....................          --         118.8        308.4         (1.5)        425.7
    Participants share, residuals and
     royalties payable.......................          --            --        856.6           --         856.6
    Current portion of long-term debt........          --           7.3         55.3           --          62.6
    Accrued expenses and other...............       282.2       1,227.3      1,174.3       (568.8)      2,115.0
                                               -----------  ------------  ----------  ------------  ------------
        Total current liabilities............       282.2       1,393.7      3,179.7       (586.9)      4,268.7
                                               -----------  ------------  ----------  ------------  ------------
Long-term debt...............................     6,844.0       2,159.0        952.7       (100.0)      9,855.7
Other liabilities............................   (12,665.3)     (3,703.6)    21,178.3     (2,686.3)      2,123.1
Shareholders' equity:
    Convertible Preferred Stock..............     1,200.0            --           --           --       1,200.0
    Common Stock.............................         3.5         157.6        770.1       (927.6)          3.6
    Additional paid-in capital...............    10,226.9       8,944.0      1,056.7     (9,985.5)     10,242.1
    Retained earnings........................     2,009.6       3,917.5       (486.9)    (4,079.2)      1,361.0
    Minimum pension liability................          --          (7.9)          --           --          (7.9)
    Cumulative translation adjustment........          --          35.3        (24.0)          --          11.3
                                               -----------  ------------  ----------  ------------  ------------
                                                 13,440.0      13,046.5      1,315.9    (14,992.3)     12,810.1
      Less treasury stock, at cost...........       223.6            --           --           --         223.6
                                               -----------  ------------  ----------  ------------  ------------
        Total shareholders' equity...........    13,216.4      13,046.5      1,315.9    (14,992.3)     12,586.5
                                               -----------  ------------  ----------  ------------  ------------
                                                $ 7,677.3    $ 12,895.6   $ 26,626.6   $(18,365.5)   $ 28,834.0
                                               -----------  ------------  ----------  ------------  ------------
                                               -----------  ------------  ----------  ------------  ------------

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                              1997
                                               ------------------------------------------------------------------
                                                                             NON-
                                                               VIACOM     GUARANTOR                  VIACOM INC.
                                               VIACOM INC.  INTERNATIONAL AFFILIATES  ELIMINATIONS   CONSOLIDATED
                                               -----------  ------------  ----------  -------------  ------------
Net cash flow provided by (used in) operating
  activities.................................   $ 1,275.7    $    109.6   $ (1,045.3)   $      --     $    340.0
                                               -----------  ------------  ----------        -----    ------------
Investing Activities:
Proceeds from dispositions...................          --       1,096.5      1,918.4           --        3,014.9
Acquisitions, net of cash acquired...........       (46.9)           --       (308.2)          --         (355.1)
Capital expenditures.........................          --         (77.9)      (452.4)          --         (530.3)
Investments in and advances to affiliated
  companies..................................          --         (47.5)      (252.9)          --         (300.4)
Proceeds from sale of short-term
  investments................................          --         139.8           --           --          139.8
Purchases of short-term investments..........          --         (81.3)          --           --          (81.3)
Other, net...................................          --            .1         18.1           --           18.2
                                               -----------  ------------  ----------        -----    ------------
Net cash flow provided by (used in) investing
  activities.................................       (46.9)      1,029.7        923.0           --        1,905.8
                                               -----------  ------------  ----------        -----    ------------
Financing Activities:
Repayments of credit agreements, net.........    (1,972.0)       (148.0)        27.7           --       (2,092.3)
Increase (decrease) in intercompany
  payables...................................       734.3        (939.2)       204.9           --             --
Proceeds from exercise of stock options and
  warrants...................................        69.6            --           --           --           69.6
Payment on capital lease obligations.........          --         (21.8)       (44.4)          --          (66.2)
Payment of Preferred Stock dividends.........       (60.0)           --           --           --          (60.0)
Purchase of treasury stock...................        (9.8)           --           --           --           (9.8)
Deferred financing fees......................        (9.8)           --           --           --           (9.8)
Other, net...................................          --            --          6.0           --            6.0
                                               -----------  ------------  ----------        -----    ------------
Net cash flow provided by (used in) financing
  activities.................................    (1,247.7)     (1,109.0)       194.2           --       (2,162.5)
                                               -----------  ------------  ----------        -----    ------------
Net increase (decrease) in cash and cash
  equivalents................................       (18.9)         30.3         71.9           --           83.3
Cash and cash equivalents at beginning of
  year.......................................        19.0          61.2        128.8           --          209.0
                                               -----------  ------------  ----------        -----    ------------
Cash and cash equivalents at end of year.....   $      .1    $     91.5   $    200.7    $      --     $    292.3
                                               -----------  ------------  ----------        -----    ------------
                                               -----------  ------------  ----------        -----    ------------

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                             1996
                                               -----------------------------------------------------------------
                                                                             NON-
                                                               VIACOM     GUARANTOR                 VIACOM INC.
                                               VIACOM INC.  INTERNATIONAL AFFILIATES  ELIMINATIONS  CONSOLIDATED
                                               -----------  ------------  ----------  ------------  ------------
Net cash flow provided by (used in) operating
  activities.................................   $ 1,150.6    $ (1,583.2)  $    503.1   $       --    $     70.5
                                               -----------  ------------  ----------  ------------  ------------
Investing Activities:
Proceeds from dispositions...................          --       1,700.0        138.1           --       1,838.1
Acquisitions, net of cash acquired...........          --            --       (299.8)          --        (299.8)
Capital expenditures.........................          --        (125.5)      (473.1)          --        (598.6)
Investments in and advances to affiliated
  companies..................................          --         (57.3)       (31.5)          --         (88.8)
Proceeds from sale of short-term
  investments................................          --         137.9           --           --         137.9
Purchases of short-term investments..........          --        (149.2)          --           --        (149.2)
Other, net...................................          --            --           --           --            --
                                               -----------  ------------  ----------  ------------  ------------
Net cash flow provided by (used in) investing
  activities.................................          --       1,505.9       (666.3)          --         839.6
                                               -----------  ------------  ----------  ------------  ------------
Financing Activities:
Repayments of credit agreements, net.........    (1,293.8)        407.0         27.3           --        (859.5)
Increase (decrease) in intercompany
  payables...................................       320.7        (464.3)       143.6           --            --
Proceeds from exercise of stock options and
  warrants...................................        95.1            --           --           --          95.1
Payment on capital lease obligations.........          --         (15.5)       (33.4)          --         (48.9)
Payment of Preferred Stock dividends.........       (60.0)           --           --           --         (60.0)
Purchase of treasury stock...................      (223.6)           --           --           --        (223.6)
Repayments of other notes....................          --         (12.0)       (38.9)          --         (50.9)
Other, net...................................       (17.4)           --           --           --         (17.4)
                                               -----------  ------------  ----------  ------------  ------------
Net cash flow provided by (used in) financing
  activities.................................    (1,179.0)        (84.8)        98.6           --      (1,165.2)
                                               -----------  ------------  ----------  ------------  ------------
Net decrease in cash and cash equivalents....       (28.4)       (162.1)       (64.6)          --        (255.1)
Cash and cash equivalents at beginning of
  year.......................................        47.4         223.3        193.4           --         464.1
                                               -----------  ------------  ----------  ------------  ------------
Cash and cash equivalents at end of year.....   $    19.0    $     61.2   $    128.8   $       --    $    209.0
                                               -----------  ------------  ----------  ------------  ------------
                                               -----------  ------------  ----------  ------------  ------------

                          VIACOM INC. AND SUBSIDIARIES

            (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                            1995
                                              -----------------------------------------------------------------
                                                                            NON-
                                                              VIACOM     GUARANTOR                 VIACOM INC.
                                              VIACOM INC.  INTERNATIONAL AFFILIATES  ELIMINATIONS  CONSOLIDATED
                                              -----------  ------------  ----------  ------------  ------------
Net cash flow provided by (used in)
  operating activities......................  $     224.6   $    (66.5)  $   (102.5)  $       --    $     55.6
                                              -----------  ------------  ----------  ------------  ------------
Investing Activities:
Proceeds from dispositions..................           --      1,036.1        406.8           --       1,442.9
Acquisitions, net of cash acquired..........           --           --       (616.2)          --        (616.2)
Capital expenditures........................          (.1)       (93.8)      (636.7)          --        (730.6)
Investments in and advances to affiliated
  companies.................................           --        (72.4)       (65.7)          --        (138.1)
Proceeds from sale of short-term
  investments...............................           --        281.3           --           --         281.3
Purchases of short-term investments.........           --       (301.2)          --           --        (301.2)
Other, net..................................           .1         (3.1)       (14.7)          --         (17.7)
                                              -----------  ------------  ----------  ------------  ------------
Net cash flow provided by (used in)
  investing activities......................           --        846.9       (926.5)          --         (79.6)
                                              -----------  ------------  ----------  ------------  ------------
Financing Activities:
Repayments of credit agreements, net........     (1,556.5)          --         (3.7)          --      (1,560.2)
Increase (decrease) in intercompany
  payables..................................       (147.0)      (607.3)       754.3           --            --
Proceeds from issuance of senior notes......      1,538.6           --           --           --       1,538.6
Proceeds from exercise of stock options and
  warrants..................................        125.6           --           --           --         125.6
Payment on capital lease obligations........           --         (8.9)       (27.4)          --         (36.3)
Payment of Preferred Stock dividends........        (60.0)          --           --           --         (60.0)
Deferred financing fees.....................        (23.4)          --           --           --         (23.4)
Settlement of CVRs..........................        (81.9)          --           --           --         (81.9)
Other, net..................................         (6.2)        (4.3)        (1.5)          --         (12.0)
                                              -----------  ------------  ----------  ------------  ------------
Net cash flow provided by (used in)
  financing activities......................       (210.8)      (620.5)       721.7           --        (109.6)
                                              -----------  ------------  ----------  ------------  ------------
Net increase (decrease) in cash and cash
  equivalents...............................         13.8        159.9       (307.3)          --        (133.6)
Cash and cash equivalents at beginning of
  year......................................         33.6         63.4        500.7           --         597.7
                                              -----------  ------------  ----------  ------------  ------------
Cash and cash equivalents at end of year....  $      47.4   $    223.3   $    193.4   $       --    $    464.1
                                              -----------  ------------  ----------  ------------  ------------
                                              -----------  ------------  ----------  ------------  ------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

    The information contained in the Viacom Inc. Definitive Proxy Statement under the captions "Information Concerning Directors and Nominees" and "Compliance with Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information contained in the Viacom Inc. Definitive Proxy Statement under the captions "Compensation Committee Interlocks and Insider Participation" and "Related Transaction" is incorporated herein by reference.

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

                                VIACOM INC.

                                By             /s/ SUMNER M. REDSTONE
                                     -----------------------------------------
                                                Sumner M. Redstone,
                                        CHAIRMAN OF THE BOARD OF DIRECTORS,
                                              CHIEF EXECUTIVE OFFICER

                                By            /s/ GEORGE S. SMITH, JR.
                                     -----------------------------------------
                                               George S. Smith, Jr.,
                                               SENIOR VICE PRESIDENT,
                                              CHIEF FINANCIAL OFFICER

                                By              /s/ SUSAN C. GORDON
                                     -----------------------------------------
                                                  Susan C. Gordon,
                                            VICE PRESIDENT, CONTROLLER,
                                              CHIEF ACCOUNTING OFFICER

Date: March 31, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

              *                 Director                       March 31, 1998
------------------------------
       George S. Abrams

    /s/ PHILIPPE P. DAUMAN      Director                       March 31, 1998
------------------------------
      Philippe P. Dauman

              *                 Director                       March 31, 1998
------------------------------
       Thomas E. Dooley

              *                 Director                       March 31, 1998
------------------------------
          Ken Miller

              *                 Director                       March 31, 1998
------------------------------
      Brent D. Redstone

              *                 Director                       March 31, 1998
------------------------------
        Shari Redstone

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
    /s/ SUMNER M. REDSTONE      Director                       March 31, 1998
------------------------------
      Sumner M. Redstone

              *                 Director                       March 31, 1998
------------------------------
     Frederic V. Salerno

              *                 Director                       March 31, 1998
------------------------------
       William Schwartz

              *                 Director                       March 31, 1998
------------------------------
       Ivan Seidenberg

*By    /s/ PHILIPPE P. DAUMAN
      -------------------------
         Philippe P. Dauman                                    March 31, 1998
          ATTORNEY-IN-FACT
          FOR THE DIRECTORS

                          VIACOM INC. AND SUBSIDIARIES
                               INDEX TO EXHIBITS
                                   ITEM 14(C)

      EXHIBIT
        NO.                                             DESCRIPTION OF DOCUMENT                                     PAGE NO.
    -----------       -------------------------------------------------------------------------------------------  -----------
(2)                   PLAN OF ACQUISITION
           (a)        Agreement and Plan of Merger dated as of January 7, 1994, as amended as of June 15, 1994, between Viacom Inc. and Blockbuster Entertainment Corporation (incorporated by reference to
                      Exhibit 2.1 to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No.
                      33-55271).
           (b)        Amended and Restated Agreement and Plan of Merger dated as of February 4, 1994 between
                      Viacom Inc. and Paramount Communications Inc., as further amended as of May 26, 1994, among
                      Viacom, Viacom Sub Inc. and Paramount Communications Inc. (incorporated by reference to
                      Exhibit 2.1, included as Annex I, to the Registration Statement on Form S-4 filed by Viacom
                      Inc.) (File No. 33-53977).
(3)                   ARTICLES OF INCORPORATION AND BY-LAWS
           (a)        Restated Certificate of Incorporation of Viacom Inc. (incorporated by reference to Exhibit
                      3(a) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December
                      31, 1992, as amended by Form 10-K/A Amendment No. 1 dated November 29, 1993 and as further amended by Form 10-K/A Amendment No. 2 dated December 9, 1993) (File No. 1-9553).
           (b)        Amendment to Restated Certificate of Incorporation of Viacom Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed by Viacom Inc.)
                      (File No. 33-55271).
           (c)        Certificate of Merger merging Blockbuster Entertainment Corporation with and into Viacom
                      Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3
                      filed by Viacom Inc.) (File No. 33-55785).
           (d)        Certificate of the Designations, Powers, Preferences and Relative, Participating or other
                      Rights, and the Qualifications, Limitations or Restrictions thereof, of Series B Cumulative
                      Convertible Preferred Stock ($0.01 par value) of Viacom Inc. (incorporated by reference to
                      Exhibit 4.1 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended
                      September 30, 1993) (File No. 1-9553).
           (e)        By-laws of Viacom Inc. (incorporated by reference to Exhibit 3.3 to the Registration
                      Statement on Form S-4 filed by Viacom Inc.) (File No. 33-13812).
(4)                   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
           (a)        Specimen certificate representing the Viacom Inc. Voting Common Stock (currently Class A
                      Common Stock) (incorporated by reference to Exhibit 4.1 to the Registration Statement on
                      Form S-4 filed by Viacom Inc.) (File No. 33-13812).
           (b)        Specimen certificate representing Viacom Inc. Class B Non-Voting Common Stock (incorporated by reference to Exhibit 4(a) to the Quarterly Report on Form 10-Q of Viacom Inc. for the
                      quarter ended June 30, 1990) (File No. 1-9553).
           (c)        Specimen certificate representing Viacom Inc. Series B Cumulative Convertible Preferred
                      Stock of Viacom Inc. (incorporated by reference to Exhibit 4(d) to the Annual Report on
                      Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1993, as amended by Form
                      10-K/A Amendment No. 1 dated May 2, 1994) (File No. 1-9553).

      EXHIBIT
        NO.                                             DESCRIPTION OF DOCUMENT                                     PAGE NO.
    -----------       -------------------------------------------------------------------------------------------  -----------
           (d)        Form of Warrant Agreement between Viacom Inc. and Harris Trust and Savings Bank, as Warrant
                      Agent with respect to the Warrants expiring July 1, 1999 of Viacom Inc. (including the Form of Warrant expiring July 1, 1999) (incorporated by reference to Exhibit 4.8 to the
                      Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 33-53977).
           (e)        Amended and Restated Credit Agreement dated as of March 26, 1997 among Viacom Inc.; the
                      Bank parties thereto; The Bank of New York ("BNY"), Citibank N.A. ("Citibank"), Morgan
                      Guaranty Trust Company of New York ("Morgan Guaranty"), Bank of America NT&SA ("BofA") and
                      The Chase Manhattan Bank ("Chase"), as Managing Agents; BNY, as Documentation Agent;
                      Citibank, as Administrative Agent; JP Morgan Securities Inc. ("JP Morgan") and BofA, as
                      Syndication Agents; and the Agents and Co-Agents named therein (incorporated by reference to Exhibit 4(f) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended
                      December 31, 1996) and Amended and Restated Credit Agreement dated as of March 26, 1997 among Viacom International Inc.; the Bank parties thereto; BNY, Citibank, Morgan Guaranty,
                      BofA and Chase, as Managing Agents; BNY, as Documentation Agent; Citibank, as
                      Administrative Agent; JP Morgan and BofA, as Syndication Agents; and the Agents and Co-
                      Agents named therein (incorporated by reference to Exhibit 4(f) to the Annual Report on
                      Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1996)(File No. 1-9553) as amended by Amendment No. 1, dated as of June 30, 1997 (incorporated by reference to Exhibit
                      10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30,
                      1997) (File No. 1-9553) and as further amended by Amendment No. 2, dated as of December 19,
                      1997 (filed herewith).
           (f)        Film Finance Credit Agreement, dated as of May 10, 1996, among Viacom Film Funding Company
                      Inc. as Borrower; Viacom Inc. and Viacom International Inc. as Guarantors; the Bank parties thereto; The Bank of New York ("BNY"), Citibank N.A. ("Citibank"), Morgan Guaranty Trust
                      Company of New York and Bank of America NT&SA, as Managing Agents; BNY, as Documentation
                      Agent; Citibank, as Administrative Agent; JP Morgan Securities Inc., as Syndication Agent;
                      and the Agents and Co-Agents named therein (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 1996) (File
                      No. 1-9553) as amended by Amendment No. 1, dated as of May 9, 1997 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. for the
                      quarter ended March 31, 1997) (File No. 1-9553) and as further amended by Amendment No. 2, dated as of June 30, 1997 (incorporated by reference to Exhibit 10.2 to the Quarterly
                      Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 1997) (File No. 1-9553).
           (g)        The instruments defining the rights of holders of the long-term debt securities of Viacom
                      Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of
                      Regulation S-K. Viacom Inc. hereby agrees to furnish copies of these instruments to the
                      Securities and Exchange Commission upon request.

      EXHIBIT
        NO.                                             DESCRIPTION OF DOCUMENT                                     PAGE NO.
    -----------       -------------------------------------------------------------------------------------------  -----------
(10)                  MATERIAL CONTRACTS
           (a)        Viacom Inc. 1989 Long-Term Management Incentive Plan (as amended and restated through April
                      23, 1990, as further amended and restated through April 27, 1995, and as further amended and restated through November 1, 1996) (incorporated by reference to Exhibit 10(a) to the
                      Annual Report on Form 10-K of Viacom Inc. for the final year ended December 31, 1996) (File
                      No. 1-9553).*
           (b)        Viacom Inc. 1994 Long-Term Management Incentive Plan (as amended and restated through April
                      27, 1995 and as further amended and restated through November 1, 1996) (incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1996) (File No. 1-9553).*
           (c)        Viacom Inc. 1997 Long-Term Management Incentive Plan (incorporated by reference to Exhibit
                      A to Viacom Inc.'s Definitive Proxy Statement dated April 17, 1997).*
           (d)        Viacom Inc. Senior Executive Short-Term Incentive Plan (as amended and restated through
                      March 27, 1996) (incorporated by reference to Exhibit 10(c) to the Annual Report on Form
                      10-K of Viacom Inc. for the fiscal year ended December 31, 1995).*
           (e)        Viacom Inc. Long-Term Incentive Plan (Divisional) (incorporated by reference to Exhibit
                      10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30,
                      1993) (File No. 1-9553).*
           (f)        Viacom International Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated through December 17, 1992) (incorporated by reference to Exhibit 10(e) to the
                      Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1992, as amended by Form 10-K/A Amendment No. 1 dated November 29, 1993 and as further amended by
                      Form 10-K/A Amendment No. 2 dated December 9, 1993) (File No. 1-9553).*
           (g)        Viacom Inc. and Viacom International Inc. Retirement Income Plan for Non-Employee Directors
                      (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of Viacom
                      Inc., for the fiscal year ended December 31, 1989) (File No. 1-9553).*
           (h)        Viacom Inc. Stock Option Plan for Outside Directors (incorporated by reference to Exhibit
                      10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30,
                      1993) (File No. 1-9553).*
           (i)        Viacom Inc. 1994 Stock Option Plan for Outside Directors (incorporated by reference to
                      Exhibit B to Viacom Inc.'s Definitive Proxy Statement dated April 28, 1995).*
           (j)        Viacom Inc. Excess Investment Plan (incorporated by reference to Exhibit 4.1 to the Viacom
                      Inc. Registration Statement on Form S-8) (File No. 1-9553).*
           (k)        Excess Pension Plan for Certain Key Employees of Viacom International Inc. (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1990) (File No. 1-9553).*

------------------------

* Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c).

      EXHIBIT
        NO.                                    DESCRIPTION OF DOCUMENT                            PAGE NO.
    -----------       -------------------------------------------------------------------------  -----------
           (l)        Agreement, dated as of January 1, 1996, between Viacom Inc. and Philippe P. Dauman
                      (incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K of Viacom
                      Inc. for the fiscal year ended December 31, 1995) (File No. 1-9553).*
           (m)        Agreement, dated as of January 1, 1996, between Viacom Inc. and Thomas E. Dooley
                      (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of Viacom
                      Inc. for the fiscal year ended December 31, 1995) (File No. 1-9553).*
           (n)        Agreement, dated as of January 1, 1996, between Viacom Inc. and William A. Roskin, as amended by an Agreement dated as of March 30, 1998 (filed herewith).*
           (o)        Agreement, dated as of April 1, 1995, between Viacom Inc. and George S. Smith, Jr., as amended by an Agreement dated as of March 30, 1998 (filed herewith).*
           (p)        Agreement, dated as of August 1, 1990, between Viacom International Inc. and Mark M.
                      Weinstein (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of
                      Viacom Inc. for the fiscal year ended December 31, 1990) (File No. 1-9553), as amended by an Agreement dated as of February 1, 1993 (incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1992, as amended by Form 10-K/A Amendment No. 1 dated November 29, 1993 and as further amended by
                      Form 10-K/A Amendment No. 2 dated December 9, 1993) (File No. 1-9553), and as further amended by an Agreement dated February 7, 1995 (incorporated by reference to Exhibit 10(m)
                      to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31,
                      1994)(File No. 1-9553).*
           (q)        Service Agreement, dated as of March 1, 1994, between George S. Abrams and Viacom Inc.
                      (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of Viacom
                      Inc. for the fiscal year ended December 31, 1994) (File No. 1-9553).*
           (r)        Blockbuster Entertainment Corporation ("BEC") stock option plans* assumed by Viacom Inc.
                      after the Blockbuster Merger consisting of the following:

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

------------------------

* Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c).

      EXHIBIT         DESCRIPTION
        NO.           OF DOCUMENT                              PAGE NO.
    -----------       ---------                               --------
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

           (s)        Parents Agreement dated as of July 24, 1995 among Viacom Inc., Tele-
                      Communications, Inc. and TCI Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by Viacom International Inc.) (File No. 33-64467).
           (t)        Implementation Agreement dated as of July 24, 1995 between Viacom
                      International Inc. and Viacom International Services Inc. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4
                      filed by Viacom International Inc.) (File No. 33-64467).
           (u)        Subscription Agreement dated as of July 24, 1995 among Viacom
                      International Inc., Tele-Communications, Inc. and TCI Communications,
                      Inc. (incorporated by reference to Exhibit 10.3 to the Registration
                      Statement on Form S-4 filed by Viacom International Inc.) (File No.
                      33-64467).
           (v)        Stock Purchase Agreement, dated as of February 16, 1997, between Viacom
                      International Inc. and Evergreen Media Corporation of Los Angeles
                      (incorporated by reference to Exhibit 10(u) to the Annual Report on Form
                      10-K of Viacom Inc. for the fiscal year ended December 31, 1996) (File
                      No. 1-9553).
(11)                  STATEMENTS RE COMPUTATION OF NET EARNINGS PER SHARE
(21)                  SUBSIDIARIES OF VIACOM INC.
(23)                  CONSENTS OF EXPERTS AND COUNSEL
           (a)        Consent of Price Waterhouse LLP
(24)                  POWERS OF ATTORNEY
(27)                  FINANCIAL DATA SCHEDULES

                          VIACOM INC. AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

ITEM 14A

    The following consolidated financial statements and schedule of the registrant and its subsidiaries are submitted herewith as part of this report:

                                                                                                                REFERENCE
                                                                                                                (PAGE/S)
                                                                                                             ---------------

1.         Report of Independent Accountants...............................................................            II-16

2.         Management's Statement of Responsibility for Financial Reporting................................            II-17

3.         Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995......            II-18

4.         Consolidated Balance Sheets as of December 31, 1997 and 1996....................................            II-19

5.         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995......            II-20

6.         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and
             1995..........................................................................................            II-21

7.         Notes to Consolidated Financial Statements......................................................      II-22-II-57

Financial Statement Schedule:

           II. Valuation and qualifying accounts...........................................................              F-2

    All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

                          VIACOM INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                             (MILLIONS OF DOLLARS)

                                                               COL. B
                                                              ---------
                                                               BALANCE            COL. C                           COL. E
                                                                 AT       -----------------------                ----------
                           COL. A                             BEGINNING   CHARGED TO   CHARGED TO     COL. D     BALANCE AT
------------------------------------------------------------     OF       COSTS AND      OTHER      ----------     END OF
DESCRIPTION                                                    PERIOD      EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
------------------------------------------------------------  ---------   ----------   ----------   ----------   ----------
Allowance for doubtful accounts:
  Year ended December 31, 1997..............................     $101.3     $105.4      $  (6.2)      $100.7       $ 99.8
  Year ended December 31, 1996..............................     $126.0     $ 71.1      $   3.1       $ 98.9(B)    $101.3
  Year ended December 31, 1995..............................     $ 75.8     $ 70.8(C)   $  37.4(A)    $ 58.0(B)    $126.0

Valuation allowance on deferred tax assets:
  Year ended December 31, 1997..............................     $81.8      $ 25.0           --        --          $106.8
  Year ended December 31, 1996..............................     $81.8       --              --        --          $ 81.8
  Year ended December 31, 1995..............................     $75.7       --         $   6.1(A)     --          $ 81.8

Reserves for inventory obsolescence:
  Year ended December 31, 1997..............................     $105.8     $245.8           --       $201.0(D)    $150.6
  Year ended December 31, 1996..............................     $129.6     $ 45.7      $ (24.7)      $ 44.8(B)    $105.8
  Year ended December 31, 1995..............................     $125.3     $ 31.0(C)   $  13.7       $ 40.4(B)    $129.6

------------------------

Notes:

(A) Includes amounts charged to goodwill as part of the determination of the fair value of net assets acquired.

(B) Includes amounts written off, net of recoveries and amounts related to discontinued operations.

(C) Prior year amounts charged to the Statement of Operations have been restated to conform with the current discontinued operations presentation.

(D) Primarily related to the second quarter 1997 Blockbuster charge associated with the reduction in the carrying value of excess retail inventory.