Form 10-Q
period 1998-03-31
VIACOM INC
filed 1998-05-15
CIK 813828

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

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
                                      -----   -----
Number of shares of Common Stock Outstanding at April 30, 1998:

      Class A Common Stock, par value $.01 per share -   69,829,677

      Class B Common Stock, par value $.01 per share - 286,782,318

                         PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS.

  VIACOM INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
  (Unaudited; in millions, except per share amounts)



                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     -------------------------
                                                                         1998          1997
                                                                     -----------   -----------

Revenues ........................................................    $   3,087.5   $   2,917.7

Expenses:

      Operating .................................................        2,055.3       1,967.7
      Selling, general and administrative .......................          626.5         558.0
      Depreciation and amortization .............................          229.3         218.2
                                                                     -----------   -----------
               Total expenses ...................................        2,911.1       2,743.9
                                                                     -----------   -----------

Operating income ................................................          176.4         173.8

Other income (expense):

      Interest expense, net .....................................         (156.5)       (196.8)
      Other items, net ..........................................            2.0            .3
                                                                     -----------   -----------
Earnings (loss) from continuing operations before income taxes ..           21.9         (22.7)

      Benefit (provision) for income taxes ......................          (13.0)         14.0
      Equity in loss of affiliated companies, net of tax ........           (7.7)        (15.2)
      Minority interest .........................................             .2            .1
                                                                     -----------   -----------
Earnings (loss) from continuing operations ......................            1.4         (23.8)
      Earnings from discontinued operations, net of tax (Note 4)          --               5.1
                                                                     -----------   -----------
Net earnings (loss) .............................................            1.4         (18.7)

      Cumulative convertible preferred stock dividend requirement          (15.0)        (15.0)
                                                                     -----------   -----------
Net loss attributable to common stock ...........................    $     (13.6)  $     (33.7)
                                                                     -----------   -----------
                                                                     -----------   -----------


Basic and diluted weighted average number of common shares ......          355.3         352.5

Basic and diluted loss per common share:

      Net loss from continuing operations .......................    $      (.04)  $      (.11)
      Net loss ..................................................    $      (.04)  $      (.10)


                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)



                                                                                        MARCH 31,    DECEMBER 31,
                                                                                           1998         1997
                                                                                       -----------  -----------
                                                  ASSETS

Current Assets:

      Cash and cash equivalents ...................................................    $     321.1  $     292.3
      Receivables, less allowances of $101.0 (1998) and
          $99.8 (1997) (Note 3) ...................................................        1,961.3      2,397.7
      Inventory (Note 6) ..........................................................        2,285.4      2,252.7
      Other current assets ........................................................          812.9        770.8
                                                                                       -----------  -----------
               Total current assets ...............................................        5,380.7      5,713.5
                                                                                       -----------  -----------

Property and equipment, at cost ...................................................        4,392.1      4,320.2
      Less accumulated depreciation ...............................................        1,212.1      1,122.5
                                                                                       -----------  -----------
               Net property and equipment .........................................        3,180.0      3,197.7
                                                                                       -----------  -----------

Inventory (Note 6) ................................................................        2,669.8      2,650.6
Intangibles, at amortized cost ....................................................       14,663.5     14,699.6
Other assets ......................................................................        1,951.2      2,027.3
                                                                                       -----------  -----------
                                                                                       $  27,845.2  $  28,288.7
                                                                                       -----------  -----------
                                                                                       -----------  -----------



                                               LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:

      Accounts payable ............................................................    $     560.2  $     699.7
      Accrued compensation ........................................................          284.0        441.7
      Participants' share, residuals and royalties payable ........................        1,013.7        951.3
      Income tax payable ..........................................................          129.9        556.3
      Current portion of long-term debt ...........................................          287.6        376.5
      Accrued expenses and other ..................................................        1,884.5      2,027.0
                                                                                       -----------  -----------
                Total current liabilities .........................................        4,159.9      5,052.5
                                                                                       -----------  -----------

  Long-term debt ..................................................................        7,973.2      7,423.0
  Other liabilities ...............................................................        2,254.7      2,429.6

  Commitments and contingencies (Note 8)

  Shareholders' Equity:

      Convertible Preferred Stock, par value $.01 per share; 200.0
            shares authorized; 24.0 shares issued and outstanding .................        1,200.0      1,200.0
      Class A Common Stock, par value $.01 per share;
            200.0 shares authorized; 70.5 (1998) and 69.6 (1997)
            shares issued and outstanding .........................................             .7           .7
      Class B Common Stock, par value $.01 per share;
            1,000.0 shares authorized; 292.3 (1998) and 284.8 (1997)
            shares issued and outstanding .........................................            2.9          2.9
      Additional paid-in capital ..................................................       10,401.8     10,333.1
      Retained earnings ...........................................................        2,075.4      2,089.0
      Accumulated other comprehensive income (loss) (Note 1) ......................            6.1        (12.6)
                                                                                       -----------  -----------
                                                                                          13,686.9     13,613.1
      Less treasury stock, at cost; 6.5 shares (1998 and 1997) ....................          229.5        229.5
                                                                                       -----------  -----------
               Total shareholders' equity .........................................       13,457.4     13,383.6
                                                                                       -----------  -----------
                                                                                       $  27,845.2  $  28,288.7
                                                                                       -----------  -----------
                                                                                       -----------  -----------


                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)



                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                             ----------------------------
                                                                                                  1998           1997
                                                                                             -------------   ------------

NET CASH FROM OPERATING ACTIVITIES:
    Net earnings (loss) ....................................................................    $    1.4   $  (18.7)
    Adjustments to reconcile net earnings (loss) to net cash flow from operating activities:
       Depreciation and amortization .......................................................       229.3      218.2
       Change in operating assets and liabilities:
           Decrease in receivables .........................................................       436.4      166.1
           Increase in inventory and related programming liabilities, net ..................       (19.6)    (193.1)
           Increase in pre-publication costs, net ..........................................        (7.6)     (16.8)
           Increase in prepaid expenses and other current assets ...........................       (42.1)    (180.8)
           Decrease in unbilled receivables ................................................        25.8        8.6
           Decrease in accounts payable and accrued expenses ...............................      (444.9)    (369.6)
           Decrease in income taxes payable and deferred income taxes, net .................      (514.1)    --
           Decrease in deferred income .....................................................        (3.0)     (87.7)
           Other, net ......................................................................        72.4      (19.0)
                                                                                                --------   --------
 NET CASH FLOW FROM OPERATING ACTIVITIES ...................................................      (266.0)    (492.8)
                                                                                                --------   --------

 INVESTING ACTIVITIES:

       Capital expenditures ................................................................      (116.6)    (129.9)
       Acquisitions, net of cash acquired ..................................................       (61.5)     (19.6)
       Investments in and advances to affiliated companies .................................       (28.1)    (200.6)
       Proceeds from sales of short-term investments .......................................        18.8       10.5
       Purchases of short-term investments .................................................       (17.7)     (11.0)
       Other, net ..........................................................................        15.9       12.6
                                                                                                --------   --------
 NET CASH FLOW FROM INVESTING ACTIVITIES ...................................................      (189.2)    (338.0)
                                                                                                --------   --------

 FINANCING ACTIVITIES:

       Net borrowings from banks ...........................................................       779.1      911.9
       Proceeds from exercise of stock options and warrants ................................        40.2       19.3
       Repayment of Senior (6.625%) & Senior Subordinated (9.125%) Notes ...................      (300.0)    --
       Payment of capital lease obligations ................................................       (18.8)     (17.7)
       Payment of Preferred Stock dividends ................................................       (15.0)     (15.0)
       Other, net ..........................................................................        (1.5)     (15.7)
                                                                                                --------   --------
 NET CASH FLOW FROM FINANCING ACTIVITIES ...................................................       484.0      882.8
                                                                                                --------   --------
       Net increase in cash and cash equivalents ...........................................        28.8       52.0
       Cash and cash equivalents at beginning of the period ................................       292.3      209.0
                                                                                                --------   --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................................    $  321.1   $  261.0
                                                                                                --------   --------
                                                                                                --------   --------


 SUPPLEMENTAL CASH FLOW INFORMATION:

    Cash payments for interest, net of amounts capitalized .................................    $  188.6   $  283.3
    Cash payments for income taxes .........................................................    $  537.2   $   17.5

 NON CASH INVESTING AND FINANCING:

    Property and equipment acquired under capitalized leases ...............................    $    3.1   $    7.2




                 See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

1) BASIS OF PRESENTATION

Viacom Inc. (the "Company") is a diversified entertainment and publishing company with operations in four segments: (i) Networks and Broadcasting, (ii) Entertainment, (iii) Video and Music/Parks and (iv) Publishing. See Note 4 regarding the presentation of discontinued operations.

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

USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NET EARNINGS(LOSS) PER COMMON SHARE -- The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," ("SFAS 128") in the fourth quarter of 1997. For each of the periods presented, the effect of the assumed conversion of Preferred Stock is antidilutive and therefore, not reflected in diluted net loss per common share. Prior period amounts have been restated to conform to the requirements of SFAS 128. The numerator used in the calculation of both basic and diluted EPS for each respective period reflects earnings (loss) from continuing operations less preferred stock dividends of $15 million. The weighted average shares used in the calculation of basic and diluted EPS were 355.3 million and 352.5 million for the three months ended March 31, 1998 and 1997, respectively.

COMPREHENSIVE INCOME (LOSS) -- The Company adopted SFAS 130, "Reporting Comprehensive Income", effective January 1, 1998. Total comprehensive income
(loss) for the three months ended March 31, 1998 and 1997 was income of $20.0 million and a loss of $48.8 million, respectively. Total comprehensive income
(loss) for the Company includes net income (loss) and other comprehensive income items including currency translation adjustments, unrealized gain on securities and minimum pension liability adjustments.

                          VIACOM INC. AND SUBSIDIARIES

             (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

2) PENDING TRANSACTIONS

On April 13, 1998, the Company announced its intention to redeem all $100 million of Viacom International Inc.'s outstanding 8.75% Senior Subordinated Reset Notes due 2001 on May 15, 1998 at a redemption price equal to 101% of the principal amount.

On January 14, 1998, the Company announced its intention to sell Simon & Schuster's educational, professional and reference publishing operations, while retaining its consumer book business. Upon completion of this transaction, the net proceeds will be used to repay debt.

3) ACCOUNTS RECEIVABLE

On March 27, 1998, the Company sold $250.0 million of certain receivables under a $250.0 million revolving securitization program. Proceeds from the sale were used to reduce outstanding borrowings. The resulting loss on the sale of receivables was not material to the Company's financial position and results of operations.

4) DISCONTINUED OPERATIONS

In accordance with Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Company has presented its interactive game businesses including Virgin Interactive Entertainment Limited ("Virgin") and its radio business as discontinued operations.

On February 19, 1997, the Company adopted a plan to dispose of its interactive game businesses, including Viacom New Media, the operations of which were terminated in 1997. On that same date, the Board of Directors of Spelling approved a formal plan to dispose of Virgin. Spelling expects to complete a transaction in 1998. For the year ended December 31, 1997, the revenues and operating losses net of minority interest of the interactive game businesses were $241.3 million and $43.5 million, respectively. These losses were provided for in the estimated loss on disposal of $159.3 million, net of minority interest, which included a provision for future operating losses of $44.0 million, net of minority interest, as of December 31, 1996. In the fourth quarter of 1997, an estimated loss of $32.0 million, net of minority interest, was recorded, reflecting anticipated future operating losses and cash funding requirements through completion of the disposition. For the three months ended March 31, 1998, the revenues and operating losses net of minority interest of the interactive game businesses were $33.3 million and $15.4 million, respectively.

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

Summarized financial data of discontinued operations are as follows:



                                             THREE MONTHS ENDED
RESULTS OF DISCONTINUED OPERATIONS (1):        MARCH 31, 1997
                                               --------------
Revenues .............................         $         25.1

Earnings from operations before income
   taxes .............................                    9.0
Provision for income taxes ...........                   (3.9)
Net earnings .........................                    5.1



FINANCIAL POSITION (2):                      AT MARCH 31, 1998    AT DECEMBER 31, 1997
                                             -----------------    --------------------

Current assets ...........................    $   70.0            $  114.9
Net property and equipment ...............        12.7                14.5
Other assets .............................       130.5               153.1
Total liabilities ........................      (238.3)             (293.0)
                                              --------            --------
Net liabilities of discontinued operations    $  (25.1)           $  (10.5)
                                              --------            --------
                                              --------            --------

   (1) Results of operations represent the Viacom Radio Stations.

   (2) Financial position data reflects the Interactive game businesses at March 31, 1998 and at December 31, 1997.

5) BLOCKBUSTER CHARGE

The 1996 Blockbuster restructuring charge of approximately $88.9 million principally reflects costs associated with the closing of approximately 10%, or 50, of its Music retail stores and costs associated with Blockbuster's relocation to Dallas. Blockbuster recognized lease termination costs of $28.3 million for the Music retail store closings and accrued shut-down and other costs of $14.6 million. Through March 31, 1998, the Company paid and charged approximately $23.3 million against these liabilities. The Company expects to substantially complete the activities related to the Music retail store closings by the end of 1998.

                          VIACOM INC. AND SUBSIDIARIES

             (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

In the fourth quarter of 1996, Blockbuster recognized $25 million of estimated severance benefits associated with the Dallas relocation. Blockbuster, through the restructuring charge, also recognized $21.0 million of other costs of exiting Fort Lauderdale and eliminating third party distributors. The Blockbuster relocation to Dallas was completed during the second quarter of 1997. The construction of the Blockbuster distribution center has been completed and this facility was opened in the first quarter of 1998. Through March 31, 1998, the Company paid and charged approximately $29.3 million against the severance liability and other exit costs.

6) INVENTORIES


                                            MARCH 31, 1998   DECEMBER 31, 1997
                                            --------------   -----------------

Prerecorded music and videocassettes ....    $    563.4         $    559.2
Videocassette rental inventory ..........         737.9              722.8
Publishing:
   Finished goods .......................         333.7              301.2
   Work in process ......................          29.1               30.3
   Material and supplies ................          21.2               23.3
Other ...................................          26.5               20.6
                                             ----------         ----------
                                                1,711.8            1,657.4
   Less current portion .................         973.9              934.8
                                             ----------         ----------
                                             $    737.9         $    722.6
                                             ----------         ----------
Theatrical and television inventory:
   Theatrical and television productions:
             Released ...................    $  1,669.1         $  1,736.0
             Completed, not released ....          68.3               17.8
             In process and other .......         322.4              341.4
   Program rights .......................       1,183.6            1,150.7
                                             ----------         ----------
                                                3,243.4            3,245.9
   Less current portion .................       1,311.5            1,317.9
                                             ----------         ----------
                                             $  1,931.9         $  1,928.0
                                             ----------         ----------

Total current inventory .................    $  2,285.4         $  2,252.7
                                             ----------         ----------
                                             ----------         ----------

Total non-current inventory .............    $  2,669.8         $  2,650.6
                                             ----------         ----------
                                             ----------         ----------

                          VIACOM INC. AND SUBSIDIARIES

             (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

7) LONG-TERM DEBT

On February 15, 1998, the Company redeemed all $150 million of Viacom International Inc.'s outstanding 9.125% Senior Subordinated Notes due 1999. On February 17, 1998, the Company retired all $150 million of its outstanding 6.625% Senior Notes due 1998.

On May 8, 1998, a subsidiary of the Company amended the 364-day film financing credit agreement, guaranteed by Viacom International Inc. and the Company, which extended the expiration date for one year and reduced the facility amount by $109 million to $361 million.

As of March 31, 1998, the Company's scheduled maturities of indebtedness through December 31, 2002, assuming full utilization of the March 1997 Credit Agreements, as amended, are $161.9 million (1998), $870.5 million (1999), $1.7 billion (2000), $2.1 billion (2001) and $2.0 billion (2002). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

8) COMMITMENTS AND CONTINGENCIES

The commitments of the Company for program license fees, which are not reflected in the balance sheet as of March 31, 1998 and are estimated to aggregate approximately $1.5 billion, principally reflect Showtime Networks Inc.'s ("SNI's") commitments of approximately $1.4 billion for the acquisition of programming rights and the production of original programming. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments to acquire programming rights are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

9) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated annual effective tax rates of 59.3% for 1998 and 61.5% for 1997 were both adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the estimated annual effective tax rate would have been 32.0% for 1998 and 38.6% for 1997.

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


                                                                  THREE MONTHS ENDED MARCH 31, 1998
                                                ------------------------------------------------------------------
                                                                              NON-                       VIACOM
                                                  VIACOM       VIACOM      GUARANTOR                      INC.
                                                   INC.    INTERNATIONAL  AFFILIATES   ELIMINATIONS   CONSOLIDATED
                                                ---------  -------------  ----------   ------------   ------------
Revenues ...................................    $   10.1   $  345.9       $  2,737.5   $   (6.0)      $  3,087.5

Expenses:

     Operating .............................        10.2      125.0          1,926.1       (6.0)         2,055.3
     Selling, general and administrative ...         1.0      118.7            506.8         --            626.5
     Depreciation and amortization .........          .6       18.4            210.3         --            229.3
                                                ---------  -------------  ----------   ------------   ------------
          Total expenses ...................        11.8      262.1          2,643.2       (6.0)         2,911.1
                                                ---------  -------------  ----------   ------------   ------------

Operating income (loss) ....................        (1.7)      83.8             94.3         --            176.4

Other income (expense):

     Interest expense, net .................      (127.5)     (11.9)           (17.1)        --           (156.5)
     Other items, net ......................        (2.6)       8.8             (4.2)        --              2.0
                                                ---------  -------------  ----------   ------------   ------------
Earnings (loss) from continuing operations
     before income taxes ...................      (131.8)      80.7             73.0         --             21.9
     Benefit (provision) for income taxes ..        55.3      (33.9)           (34.4)        --            (13.0)
     Equity in earnings (loss) of affiliated
        companies, net of tax ..............        77.9       29.9            (11.0)    (104.5)            (7.7)
     Minority interest .....................          --        1.2             (1.0)        --               .2
                                                ---------  -------------  ----------   ------------   ------------
Net earnings ...............................         1.4       77.9             26.6     (104.5)             1.4
     Cumulative convertible preferred
        stock dividend requirement .........       (15.0)        --              --          --            (15.0)
                                                ---------  -------------  ----------   ------------   ------------
Net earnings (loss) attributable to
     common stock ..........................    $  (13.6)  $   77.9       $     26.6   $ (104.5)      $    (13.6)
                                                ---------  -------------  ----------   ------------   ------------
                                                ---------  -------------  ----------   ------------   ------------

                          VIACOM INC. AND SUBSIDIARIES

             (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                              THREE MONTHS ENDED MARCH 31, 1997
                                              -----------------------------------------------------------------
                                                                          NON-                        VIACOM
                                              VIACOM       VIACOM       GUARANTOR                      INC.
                                                INC.   INTERNATIONAL   AFFILIATES   ELIMINATIONS   CONSOLIDATED
                                                ----   -------------   ----------   ------------   ------------

Revenues ...................................    $   --       $  291.2    $  2,631.5   $   (5.0)      $  2,917.7

Expenses:

     Operating .............................        --           99.7       1,873.0       (5.0)         1,967.7
     Selling, general and administrative ...        .2          107.9         449.9         --            558.0
     Depreciation and amortization .........        --           15.5         202.7         --            218.2
                                              --------       --------    ----------    --------       ----------
           Total expenses ..................        .2          223.1       2,525.6       (5.0)         2,743.9
                                              --------       --------    ----------    --------       ----------

Operating income (loss) ....................       (.2)          68.1         105.9          --           173.8

Other income (expense):

     Interest expense, net .................    (160.3)         (17.3)        (19.2)         --          (196.8)
     Other items, net ......................        --            (.6)           .9          --              .3
                                              --------       --------    ----------    --------       ----------
Earnings (loss) from continuing operations
     before income taxes ...................    (160.5)          50.2          87.6          --           (22.7)
     Benefit (provision) for income taxes ..      61.0          (21.0)        (26.0)         --            14.0
     Equity in earnings (loss) of affiliated
        companies, net of tax ..............      80.5           50.6          (5.2)     (141.1)          (15.2)
     Minority interest .....................        --            (.3)           .4          --              .1
                                              --------       --------    ----------    --------       ----------
Earnings (loss) from continuing operations       (19.0)          79.5          56.8      (141.1)          (23.8)
     Earnings from discontinued
        operations, net of tax .............        .3            1.1           3.7          --              5.1
                                              --------       --------    ----------    --------       ----------
Net earnings (loss) ........................     (18.7)          80.6          60.5      (141.1)           (18.7)
     Cumulative convertible preferred
        stock dividend requirement .........     (15.0)            --            --          --            (15.0)
                                              --------       --------    ----------    --------       ----------
Net earnings (loss) attributable to
     common stock ..........................  $  (33.7)      $   80.6    $     60.5    $ (141.1)      $    (33.7)
                                              --------       --------    ----------    --------       ----------
                                              --------       --------    ----------    --------       ----------

                          VIACOM INC. AND SUBSIDIARIES

             (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                                  MARCH 31, 1998
                                                     --------------------------------------------------------------------------
                                                                                       NON-
                                                       VIACOM         VIACOM         GUARANTOR                      VIACOM INC.
                                                         INC.      INTERNATIONAL    AFFILIATES      ELIMINATION    CONSOLIDATED
                                                     -----------    -----------     -----------    -------------    ----------
    ASSETS
    Current Assets:
            Cash and cash equivalents.............   $     299.0    $      99.1    $      (77.0)   $          --    $    321.1
            Receivables, net......................           2.8          309.2         1,696.5            (47.2)      1,961.3
            Inventory.............................          11.9          108.0         2,165.5               --       2,285.4
            Other current assets..................           1.0           91.9           720.0               --         812.9
                                                     -----------    -----------     -----------    -------------    ----------
                Total current assets..............         314.7          608.2         4,505.0            (47.2)      5,380.7

    Property and equipment, at cost...............          12.4          493.0         3,886.7               --       4,392.1
            Less accumulated depreciation.........           2.4          145.0         1,064.7               --       1,212.1
                                                     -----------    -----------     -----------    -------------    ----------
               Net property and equipment.........          10.0          348.0         2,822.0               --       3,180.0

    Inventory.....................................            --          348.9         2,320.9               --       2,669.8
    Intangibles, at amortized cost................         111.6          544.3        14,007.6               --      14,663.5
    Investments in consolidated subsidiaries......       8,501.4        9,340.4              --        (17,841.8)           --
    Other assets..................................          90.8          219.0         1,586.7             54.7       1,951.2
                                                     -----------    -----------     -----------    -------------    ----------
                                                     $   9,028.5    $  11,408.8   $    25,242.2    $   (17,834.3)   $ 27,845.2
                                                     -----------    -----------     -----------    -------------    ----------
                                                     -----------    -----------     -----------    -------------    ----------
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities:

          Accounts payable........................   $        --    $      38.0     $     591.6    $       (69.4)   $    560.2
          Accrued compensation....................            --           60.2           223.8               --         284.0
          Participants' share, residuals and
                royalties payable.................            --             --         1,013.7               --       1,013.7
          Income tax payable......................            --          853.3          (187.2)          (536.2)        129.9
          Current portion of long-term debt.......            --          216.0            71.6               --         287.6
          Accrued expenses and other .............         155.5          515.6         1,206.8              6.6       1,884.5
                                                     -----------    -----------     -----------    -------------    ----------
             Total current liabilities............         155.5        1,683.1         2,920.3           (599.0)      4,159.9
                                                     -----------    -----------     -----------    -------------    ----------

    Long-term debt................................       5,569.6        1,744.4           659.2               --       7,973.2
    Other liabilities.............................     (18,815.1)      (3,906.0)       19,411.0          5,564.8       2,254.7

    Shareholders' equity:

          Convertible Preferred Stock.............       1,200.0          103.0           242.0           (345.0)      1,200.0
          Common Stock............................           3.6          153.7           598.6           (752.3)          3.6
          Additional paid-in capital..............      10,237.9        6,739.7         1,295.1         (7,870.9)     10,401.8
          Retained earnings.......................      10,906.5        4,824.1           176.7        (13,831.9)      2,075.4
          Accumulated other comprehensive
                income (loss).....................            --           66.8           (60.7)              --           6.1
                                                     -----------    -----------     -----------    -------------    ----------
                                                        22,348.0       11,887.3         2,251.7        (22,800.1)     13,686.9
          Less treasury stock, at cost............         229.5             --              --               --         229.5
                                                     -----------    -----------     -----------    -------------    ----------
                     Total shareholders' equity...      22,118.5       11,887.3         2,251.7        (22,800.1)     13,457.4
                                                     -----------    -----------     -----------    -------------    ----------
                                                     $   9,028.5    $  11,408.8     $  25,242.2    $   (17,834.3)   $ 27,845.2
                                                     -----------    -----------     -----------    -------------    ----------
                                                     -----------    -----------     -----------    -------------    ----------


                          VIACOM INC. AND SUBSIDIARIES

             (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)




                                                                                 DECEMBER 31, 1997
                                                     --------------------------------------------------------------------------
                                                                                       NON-
                                                       VIACOM         VIACOM         GUARANTOR                      VIACOM INC.
                                                         INC.      INTERNATIONAL    AFFILIATES      ELIMINATION    CONSOLIDATED
                                                     -----------    -----------     -----------    -------------    ----------
        ASSETS
        Current Assets:

                Cash and cash equivalents............ $       .1    $     91.5     $    200.7      $        --      $    292.3
                Receivables, net.....................       10.2         384.0        2,047.0            (43.5)        2,397.7
                Inventory............................       13.3         100.5        2,138.9               --         2,252.7
                Other current assets.................       (6.1)         55.6          719.4              1.9           770.8
                                                       ---------     ---------      ---------       ----------       ---------
                    Total current assets.............       17.5         631.6        5,106.0            (41.6)        5,713.5

        Property and equipment, at cost..............       12.4         478.9        3,828.9               --         4,320.2
                Less accumulated depreciation........        2.2         131.9          988.4               --         1,122.5
                                                       ---------     ---------      ---------       ----------       ---------
                   Net property and equipment........       10.2         347.0        2,840.5               --         3,197.7

        Inventory                                             --         318.2        2,332.4               --         2,650.6
        Intangibles, at amortized cost...............      112.4         534.4       14,052.8               --        14,699.6
        Investments in consolidated subsidiaries.....    8,256.9       9,303.0             --        (17,559.9)             --
        Other assets.................................      (11.3)        238.0        1,719.7             80.9         2,027.3
                                                       ---------     ---------      ---------       ----------       ---------
                                                      $  8,385.7     $11,372.2      $26,051.4      $ (17,520.6)      $28,288.7
                                                       ---------     ---------      ---------       ----------       ---------
                                                       ---------     ---------      ---------       ----------       ---------

        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current Liabilities:

              Accounts payable....................... $       --    $     36.0     $    803.3      $    (139.6)     $    699.7
              Accrued compensation...................         --         122.4          319.3               --           441.7
              Participants share, residuals and
                  royalties payable..................         --            --          951.3               --           951.3
              Income tax payable.....................       (6.2)      1,405.9         (307.2)          (536.2)          556.3
              Current portion of long-term debt......      150.0         156.5           70.0               --           376.5
              Accrued expenses and other ............      113.3         542.1        1,274.1             97.5         2,027.0
                                                       ---------     ---------      ---------       ----------       ---------
                 Total current liabilities...........      257.1       2,262.9        3,110.8           (578.3)        5,052.5
                                                       ---------     ---------      ---------       ----------       ---------
        Long-term debt...............................    4,760.5       1,953.9          708.6              --          7,423.0
        Other liabilities............................  (14,112.9)     (4,498.2)      20,248.7           792.0          2,429.6

        Shareholders' equity:

              Convertible Preferred Stock............    1,200.0            --             --               --         1,200.0
              Common Stock...........................        3.6         256.6          835.3         (1,091.9)            3.6
              Additional paid-in capital.............   10,333.2       6,745.9        1,071.0         (7,817.0)       10,333.1
              Retained earnings......................    6,173.7       4,590.6          150.1         (8,825.4)        2,089.0
              Accumulated other comprehensive
                  income (loss)......................         --          60.5          (73.1)              --          (12.6)
                                                       ---------     ---------      ---------       ----------       ---------
                                                        17,710.5      11,653.6        1,983.3        (17,734.3)       13,613.1
              Less treasury stock, at cost...........      229.5            --             --               --           229.5
                                                       ---------     ---------      ---------       ----------       ---------
                         Total shareholders' equity..   17,481.0      11,653.6        1,983.3        (17,734.3)       13,383.6
                                                       ---------     ---------      ---------       ----------       ---------
                                                       $ 8,385.7     $11,372.2      $26,051.4       $(17,520.6)      $28,288.7
                                                       ---------     ---------      ---------       ----------       ---------
                                                       ---------     ---------      ---------       ----------       ---------


                          VIACOM INC. AND SUBSIDIARIES

             (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                                            THREE MONTHS ENDED MARCH 31, 1998
                                                         --------------------------------------------------------------------------
                                                                                           NON-
                                                           VIACOM         VIACOM         GUARANTOR                      VIACOM INC.
                                                             INC.      INTERNATIONAL    AFFILIATES      ELIMINATION    CONSOLIDATED
                                                         -----------    -----------     -----------    -------------    ----------
NET CASH FLOW FROM OPERATING ACTIVITIES ........         $   52.8       $ (563.1)      $  244.3        $        --      $ (266.0)
                                                         --------       --------       --------        -----------      --------
INVESTING ACTIVITIES:
   Capital expenditures ........................               --          (18.8)         (97.8)                --        (116.6)
   Acquisitions, net of cash acquired ..........            (11.1)            --          (50.4)                --         (61.5)
   Investments in and advances to
      affiliated companies .....................               --             --          (28.1)                --         (28.1)
   Proceeds from sales of short-term investments               --           18.8             --                 --          18.8
   Purchases of short-term investments .........               --          (17.7)            --                 --         (17.7)
   Other, net ..................................               --           15.9             --                 --          15.9
                                                         --------       --------       --------        -----------      --------
NET CASH FLOW FROM INVESTING ACTIVITIES ........            (11.1)          (1.8)        (176.3)                --        (189.2)
                                                         --------       --------       --------        -----------      --------

FINANCING ACTIVITIES:

   Net borrowings from banks ...................            778.3             --             .8                 --         779.1
   Increase (decrease) in intercompany
      payables .................................           (396.4)         727.3         (330.9)                --            --
   Proceeds from exercise of stock options
      and warrants .............................             40.2             --             --                 --          40.2
   Repayment of Senior (6.625%) and Senior
      Subordinated (9.125%) Notes ..............           (150.0)        (150.0)            --                 --        (300.0)
   Payment of capital lease obligations ........               --           (4.8)         (14.0)                --         (18.8)
   Payment of Preferred Stock dividends ........            (15.0)            --             --                 --         (15.0)
   Other, net ..................................               .1             --           (1.6)                --          (1.5)
                                                         --------       --------       --------        -----------      --------
NET CASH FLOW FROM FINANCING ACTIVITIES ........            257.2          572.5         (345.7)                --         484.0
                                                         --------       --------       --------        -----------      --------
   Net increase (decrease) in cash and
      cash equivalents .........................            298.9            7.6         (277.7)                --          28.8
   Cash and cash equivalents at beginning
      of period ................................               .1           91.5          200.7                 --         292.3
                                                         --------       --------       --------        -----------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....         $  299.0       $   99.1       $  (77.0)       $        --      $  321.1
                                                         --------       --------       --------        -----------      --------
                                                         --------       --------       --------        -----------      --------


                          VIACOM INC. AND SUBSIDIARIES

             (TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                                            THREE MONTHS ENDED MARCH 31, 1997
                                                         --------------------------------------------------------------------------
                                                                                           NON-
                                                           VIACOM         VIACOM         GUARANTOR                      VIACOM INC.
                                                             INC.      INTERNATIONAL    AFFILIATES      ELIMINATION    CONSOLIDATED
                                                         -----------    -----------     -----------    -------------    ----------
NET CASH FLOW FROM OPERATING ACTIVITIES ..........       $  (67.2)      $  127.3       $ (560.7)       $  7.8           $ (492.8)
                                                         --------       --------       --------        ------           --------
INVESTING ACTIVITIES:

     Capital expenditures ........................             --           (6.7)        (123.2)           --             (129.9)
     Acquisitions, net of cash acquired ..........             --             --          (19.6)           --              (19.6)
     Investments in and advances to
        affiliated companies .....................             --           (8.2)        (192.4)           --             (200.6)
     Proceeds from sales of short-term investments             --           10.5             --            --               10.5
     Purchases of short-term investments .........             --          (11.0)            --            --              (11.0)
     Other, net ..................................             --             --           12.6            --               12.6
                                                         --------       --------       --------        ------           --------
NET CASH FLOW FROM INVESTING ACTIVITIES ..........             --          (15.4)        (322.6)           --             (338.0)
                                                         --------       --------       --------        ------           --------

FINANCING ACTIVITIES:

     Net borrowings from banks ...................          999.7         (118.2)          30.4            --              911.9
     Increase (decrease) in intercompany
        payables .................................         (912.2)          21.4          890.8            --                 --
     Proceeds from exercise of stock options
        and warrants .............................           19.3             --             --            --               19.3
     Payment of capital lease obligations ........             --             --          (17.7)           --              (17.7)
     Payment of Preferred Stock dividends ........          (15.0)            --             --            --              (15.0)
     Other, net ..................................           (9.5)            --           (6.2)           --              (15.7)
                                                         --------       --------       --------        ------           --------
NET CASH FLOW FROM FINANCING ACTIVITIES ..........           82.3          (96.8)         897.3            --              882.8
                                                         --------       --------       --------        ------           --------
     Net increase in cash and cash equivalents ...           15.1           15.1           14.0           7.8               52.0
     Cash and cash equivalents at beginning
        of period ................................           19.0           61.2          128.8            --              209.0
                                                         --------       --------       --------        ------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......       $   34.1       $   76.3       $  142.8        $  7.8           $  261.0
                                                         --------       --------       --------        ------           --------
                                                         --------       --------       --------        ------           --------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
               FINANCIAL CONDITION.

Management's discussion and analysis of the combined results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes.

The following tables set forth revenues and operating income by business segment, for the three months ended March 31, 1998 and 1997. Results for each period presented exclude contributions from its interactive game businesses including Virgin and its radio business which was sold to Chancellor Media Corp. on July 2, 1997. (See Note 4 of Notes to Consolidated Financial Statements).


                                   THREE MONTHS ENDED    PERCENT
                                        MARCH 31,         B/(W)
                                -----------------------  ------
                                   1998         1997
                                ----------   ----------
                                      (In millions)
REVENUES:

Networks and Broadcasting ..    $    646.4   $    576.8    12%
Entertainment ..............       1,019.4      1,000.9     2
Video and Music/Parks ......       1,077.3        973.2    11
Publishing .................         377.0        398.7    (5)
Eliminations ...............         (32.6)       (31.9)   (2)
                                ----------   ----------
            Total ..........    $  3,087.5   $  2,917.7     6
                                ----------   ----------
                                ----------   ----------

OPERATING INCOME (LOSS): (A)

Networks and Broadcasting ..    $    136.3   $    122.3    11%
Entertainment ..............         119.0         94.9    25
Video and Music/Parks ......          48.9         55.0   (11)
Publishing .................         (88.5)       (57.8)  (53)
Corporate ..................         (39.3)       (40.6)    3
                                ----------   ----------
            Total ..........    $    176.4   $    173.8     1
                                ----------   ----------
                                ----------   ----------


(a) Operating income (loss) is defined as net earnings (loss) before discontinued operations, minority interest, equity in loss of affiliated companies (net of tax), benefit (provision) for income taxes, other items (net), and interest expense, net.

EBITDA

The following table sets forth EBITDA (defined as operating income (loss) before depreciation and amortization) for the three months ended March 31, 1998 and 1997. EBITDA does not reflect the effect of significant amounts of amortization of goodwill related to business combinations accounted for under the purchase method.

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


                                   THREE MONTHS ENDED    PERCENT
                                        MARCH 31,         B/(W)
                                -----------------------  ------
                                   1998         1997
                                ----------   ----------
                                      (In millions)
EBITDA:
Networks and Broadcasting       $  171.2   $  160.0        7%
Entertainment ...........          153.4      127.2       21
Video and Music/Parks ...          161.9      160.3        1
Publishing ..............          (46.9)     (19.0)    (147)
Corporate ...............          (33.9)     (36.5)       7
                                --------   --------
            Total .......       $  405.7   $  392.0        3
                                --------   --------
                                --------   --------

RESULTS OF OPERATIONS

Revenues increased 6% to $3.1 billion for the first quarter of 1998 from $2.9 billion for the first quarter of 1997. Revenue increases were driven primarily by gains at Paramount's features and television operations in the Entertainment segment, and by double digit advertising sales gains at MTV Networks in the Networks and Broadcasting segment. Blockbuster Video led the revenue increases in the Video and Music/Parks segment, driven primarily by increased worldwide same store revenues and the increased number of Company-owned video stores in operation in 1998.

EBITDA increased 3% to $405.7 million for the first quarter of 1998 from $392.0 million for the first quarter of 1997. Operating income increased 1% to $176.4 million for the first quarter of 1998 from $173.8 million for the first quarter of 1997.

Segment Results of Operations

Networks and Broadcasting (Basic Cable and Premium Subscription Television Program Services, and Television Stations)


                                   THREE MONTHS ENDED    PERCENT
                                        MARCH 31,         B/(W)
                                -----------------------  ------
                                   1998         1997
                                ----------   ----------
                                      (In millions)

Revenues                        $  646.4   $  576.8      12%
Operating Income                $  136.3   $  122.3      11
EBITDA                          $  171.2   $  160.0       7


The Networks and Broadcasting segment is principally comprised of MTV Networks ("MTVN"), basic cable television program services; Showtime Networks Inc. ("SNI"), premium subscription television program services; and the Paramount Stations Group ("PSG"), television station operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



For the first quarter of 1998, MTVN revenues of $361.3 million, EBITDA of $133.8 million and operating income of $116.5 million increased 19%, 17% and 18%, respectively. The increase in MTVN's revenues principally reflects higher advertising sales and affiliate fees at each of the domestic networks. Advertising revenues were driven by rate increases at Nickelodeon and higher unit volume at MTV. MTVN's EBITDA and operating income gains were driven by the increased revenues partially offset by increased programming and production expenses as well as the consolidation of losses of approximately $9.0 million for MTV Asia in the first quarter of 1998 which were previously accounted for under the equity method. Viacom will continue to fund all of MTV Asia's operations resulting in a greater equity ownership as it dilutes its partner's ownership in the business.

SNI's revenues, EBITDA and operating income increased 7%, 11% and 123%, respectively. The revenue increase was principally due to an increase of approximately 2.2 million subscriptions over the prior year to 18.6 million subscriptions at March 31, 1998. Operating results reflect revenue increases attributable to the continued growth of direct broadcast satellite subscriptions and cost reductions associated with the exit from the backyard dish retail business in the first quarter of 1997 offset primarily by increased advertising expenses to support a campaign to increase consumer awareness of Showtime and its programming.

PSG's revenues of $94.9 million remained constant while EBITDA and operating income decreased 26% and 49%, respectively, primarily reflecting the change in station mix due to the swapping of network affiliated television stations for current and future United Paramount Network ("UPN") affiliates.

The Networks and Broadcasting segment derives revenues principally from two sources: the sale of time on its networks and television stations to advertisers and the license of the networks to cable television operators, direct-to-home and other distributors. The sale of advertising time is affected by viewer demographics, viewer ratings and market conditions. Adverse changes in general market conditions for advertising may affect revenues.

ENTERTAINMENT (MOTION PICTURES AND TELEVISION PROGRAMMING, MOVIE THEATERS AND MUSIC PUBLISHING)


                                   THREE MONTHS ENDED    PERCENT
                                        MARCH 31,         B/(W)
                                -----------------------  ------
                                   1998         1997
                                ----------   ----------
                                      (In millions)

Revenues                        $ 1,019.4  $  1,000.9     2%
Operating                       $   119.0  $     94.9    25
Income
EBITDA                          $   153.4  $    127.2    21

The Entertainment segment is principally comprised of Paramount Pictures, Paramount Television and Spelling Entertainment Group Inc. ("Spelling"). For the first quarter of 1998, revenue increases are principally due to higher features and theater revenues driven by the extraordinary box office success of TITANIC, a co-production with News Corp.'s Twentieth Century Fox studio, partially offset by lower home video revenues. Paramount's operating results increased principally due to higher features profits primarily related to the performance of TITANIC and improved profitability of television programs in the current quarter. Spelling's revenues of $167.4 million increased 1% and EBITDA of $11.1 million was on par with the prior year, principally reflecting the improved performance of its television programming operations offset by costs associated with exiting the feature film business.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Each motion picture is a separate and distinct product with its financial success dependent upon many factors, including public response which is of fundamental importance. Entertainment's operating results fluctuate due to the timing of theatrical and home video releases. Release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace.

Video and Music/Parks (HOME VIDEO AND MUSIC RETAILING/PARKS)



                                   THREE MONTHS ENDED    PERCENT
                                        MARCH 31,         B/(W)
                                -----------------------  ------
                                   1998         1997
                                ----------   ----------
                                      (In millions)
Revenues                        $  1,077.3   $  973.2      11%
Operating Income                $     48.9   $   55.0     (11)

EBITDA                          $    161.9   $  160.3       1

The Video and Music/Parks segment is comprised principally of Blockbuster Video and Music, and Paramount Parks. The revenue increase reflects the increase in worldwide same store revenues and the increased number of Company-owned video stores in operation in 1998 as compared to 1997. EBITDA for the segment increased slightly as revenue growth was substantially offset by increased expenses principally associated with video tape purchases, increased advertising related to repositioning the video business and higher operating and administrative expenses associated with a greater number of stores. Total video revenues of $930.4 million increased 13%, and EBITDA of $198.2 million and operating income of $108.3 million increased 6% and 5%, respectively. Blockbuster Video ended the first quarter with 6,018 stores, a net increase of 330 stores over the first quarter of 1997. Music stores recorded revenues of $133.3 million, operating losses before depreciation and amortization of $2.5 million and operating losses of $7.8 million for the three months ended March 31, 1998 as compared with revenues of $143.1 million, EBITDA of $0.4 million and operating losses of $5.6 million for the three months ended March 31, 1997. The Parks begin full time operations during the second and third quarters and therefore, record the majority of revenues, EBITDA and operating income during those periods. The Parks recorded slight losses for the first quarter of 1998 and 1997.

The Company's home video and music businesses may be affected by a variety of factors, including but not limited to, general economic trends in the movie, home video and music industries, the quality of new products available for rental and sale, competition, marketing programs, special or unusual events, changes in technology, and similar factors that may affect retailers in general. As with other retail outlets, there is a distinct seasonal pattern to the home video and music businesses. For home video the peak rental times tend to mirror school vacations patterns (i.e., summer, spring break, Christmas and Easter). The music business typically generates higher revenues during the holiday retail selling seasons.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



PUBLISHING (EDUCATION; CONSUMER; BUSINESS AND PROFESSIONAL; REFERENCE; AND INTERNATIONAL GROUPS)


                                   THREE MONTHS ENDED    PERCENT
                                        MARCH 31,         B/(W)
                                -----------------------  ------
                                   1998         1997
                                ----------   ----------
                                      (In millions)

Revenues                        $   377.0    $    398.7     (5)%
Operating Loss                  $   (88.5)   $    (57.8)   (53)
EBITDA                          $   (46.9)   $    (19.0)  (147)

On January 14, 1998, the Company announced its intention to sell Simon & Schuster's educational, professional and reference publishing operations, while retaining its consumer book business. Upon completion of this transaction, the net proceeds will be used to repay debt.

For the quarter ended March 31, 1998, the decline in revenues is attributable to fewer major releases for the Consumer Group, lower sales at Macmillan Computer Publishing in part due to delays in the release of Microsoft's Windows 98 software product and decreased International sales due mainly to the Asian economic downturn. Results also reflect the impact of publishing management's involvement in the sale process. Publishing includes imprints such as Simon & Schuster, Pocket Books, Prentice Hall and Macmillan Computer Publishing. Publishing typically has seasonally stronger operating results in the second half of the year.

OTHER INCOME AND EXPENSE INFORMATION

CORPORATE EXPENSES

Corporate expenses including depreciation and amortization expense decreased 3% to $39.3 million for the first quarter of 1998 from $40.6 million for 1997 reflecting a slight decrease in general and administrative expenses for the period.

INTEREST EXPENSE, NET

Net interest expense decreased 20% to $156.5 million for the first quarter of 1998 from $196.8 million for the first quarter of 1997. The Company had approximately $8.3 billion and $10.8 billion principal amount of debt outstanding (including current maturities) as of March 31, 1998, and March 31, 1997, respectively, at weighted average interest rates of 7.5% and 7.3%, respectively.

PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated annual effective tax rate of 59.3% for 1998 and 61.5% for 1997 were both adversely affected by amortization of intangibles in excess of amounts which are deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the estimated annual effective tax rate would have been 32.0% for 1998 and 38.6% for 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



EQUITY IN LOSS OF AFFILIATES

"Equity in loss of affiliated companies, net of tax" was $7.7 million for the first quarter of 1998 as compared to $15.2 million for the first quarter of 1997, principally reflecting the improved performance of Comedy Central, the consolidation of certain international network ventures that were previously accounted for under the equity method, offset by increased losses at other equity operations and the absence of earnings for USA Networks following its sale in the fourth quarter of 1997.

MINORITY INTEREST

Minority interest primarily represents the minority ownership of Spelling common stock.

DISCONTINUED OPERATIONS

For the three months ended March 31, 1997, discontinued operations reflect the results of operations, net of tax, of the Viacom Radio Stations. Operating losses for the interactive game businesses, including Virgin, were previously provided for in the estimated loss on disposal of discontinued operations.

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

On April 13, 1998, the Company announced its intention to redeem all $100 million of Viacom International Inc.'s outstanding 8.75% Senior Subordinated Reset Notes due 2001 on May 15, 1998 at a redemption price equal to 101% of the principal amount.

On February 15, 1998, the Company redeemed all $150 million of Viacom International Inc.'s outstanding 9.125% Senior Subordinated Notes due 1999. On February 17, 1998, the Company retired all $150 million of its outstanding 6.625% Senior Notes due 1998.

On January 14, 1998, the Company announced its intention to sell Simon & Schuster's educational, professional and reference publishing operations, while retaining its consumer book business. Upon completion of this transaction, the net proceeds will be used to repay debt.

At March 31, 1998, the Company was in compliance with all debt covenants and had satisfied all financial ratios and tests under the credit agreements. The Company expects to be in compliance and satisfy all such covenants and ratios as may be applicable from time to time during 1998.

The Company's scheduled maturities of indebtedness through December 31, 2002, assuming full utilization of the March 1997 Credit Agreements, as amended are $161.9 million (1998), $870.5 million (1999), $1.7 billion (2000), $2.1 billion
(2001) and $2.0 billion (2002). As of March 31, 1998, the Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION




The commitments of the Company for program license fees which are not reflected in the balance sheet as of March 31, 1998 and are estimated to aggregate approximately $1.5 billion, principally reflect SNI's commitments of approximately $1.4 billion for the acquisition of programming rights and the production of original programming. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments to acquire programming rights are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

Current assets decreased to $5.4 billion as of March 31, 1998 from $5.7 billion as of December 31, 1997, primarily reflecting the reduction in receivables due to the asset securitization program. The Company sold $250.0 million of certain receivables under a $250.0 million revolving securitization program. Proceeds from the sale were used to reduce outstanding borrowings. The allowance for doubtful accounts as a percentage of receivables increased to 5% as of March 31, 1998 from 4% as of December 31, 1997. The change in property and equipment principally reflects capital expenditures of $116.6 million related to capital additions for new and existing video stores, additional construction and equipment upgrades for the Parks, and equipment purchases at Paramount and MTV offset by depreciation expense of $121.3 million. Current liabilities decreased approximately 18% to $4.2 billion as of March 31, 1998 from $5.1 billion as of December 31, 1997, reflecting the payment of taxes associated with the sale of USA Networks as well as payment of accrued expenses and other normal reductions in accounts payable. Long-term debt, including current maturities, increased 6% to $8.3 billion as of March 31, 1998 from $7.8 billion as of December 31, 1997 primarily reflecting tax payments and the continued investment in and seasonality of the Company's businesses.

The Company expects to record the majority of its operating cash flows during the second half of the year due to the positive effect of the holiday season on advertising revenues and video store revenues, the summer operation of its parks and the seasonality of the educational publishing business. Net cash flow from operating activities improved to negative $266.0 million for the three months ended March 31, 1998 versus negative $492.8 million for the three months ended March 31, 1997 principally reflecting the reduction in accounts receivable due principally to the asset securitization program and improved operating performance including the impact of Titanic offset by the first quarter 1998 tax payment related to the sale of USA Networks and payment of accrued expenses. Net cash expenditures for investing activities of $189.2 million for the three months ended March 31, 1998 principally reflect capital expenditures. Net cash flows from investing activities of $338.0 million for the three months ended March 31, 1997 principally reflect capital expenditures and the Company's purchase of a 50% interest in UPN. Financing activities principally reflect borrowings and repayments of debt during each period presented.

On April 18, 1997, the Company announced its intention to acquire additional shares of Spelling's outstanding common stock. Through March 31, 1998, the Company has acquired 6,845,220 additional shares for $57.9 million and currently owns approximately 80% of Spelling's outstanding common stock. The purchase of additional shares permits the Company to consolidate Spelling's results for tax purposes.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


CAPITAL STRUCTURE

The following table sets forth the Company's long-term debt, net of current portion as of March 31, 1998 and December 31, 1997:

                                    MARCH 31, 1998   DECEMBER 31, 1997
                                    --------------   -----------------
                                             (in millions)

Notes payable to banks. . . . . .   $  3,931.9       $  3,152.7
Senior debt . . . . . . . . . . .      2,336.6          2,486.3
Senior subordinated debt. . . . .        496.7            645.5
Subordinated debt . . . . . . . .        975.0            971.4
Obligations under capital leases.        505.5            527.0
Other notes . . . . . . . . . . .         15.1             16.6
                                    ----------       ----------
                                       8,260.8          7,799.5
Less current portion. . . . . . .        287.6            376.5
                                    ----------       ----------
                                    $  7,973.2       $  7,423.0
                                    ----------       ----------
                                    ----------       ----------

The notes and debentures are presented net of an aggregate unamortized discount of $143.4 million as of March 31, 1998 and $148.6 million as of December 31, 1997.

On May 8, 1998, a subsidiary of the Company amended the 364-day film financing credit agreement, guaranteed by Viacom International Inc. and the Company, which extended the expiration date for one year and reduced the facility amount by $109 million to $361 million.

Debt, including the current portion, as a percentage of total capitalization of the Company was 38% at March 31, 1998 and 37% at December 31, 1997.

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

The Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock and contingent value rights of the Company and guarantees of such debt securities by Viacom International which may be issued for aggregate gross proceeds of $3.0 billion. The registration statement was declared effective on May 10, 1995. The net proceeds from the sale of the offered securities may be used by the Company to repay, redeem, repurchase or satisfy its obligations in respect of its outstanding indebtedness or other securities; to make loans to its subsidiaries; for general corporate purposes; or for such other purposes as may be specified in the applicable Prospectus Supplement. The Company filed a post-effective amendment to this registration statement on November 19, 1996. To date, the Company issued $1.55 billion of notes and debentures and has $1.45 billion remaining availability under the shelf registration statement.

                          PART II - - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.

(a)      Exhibits.

   10.1  Amendment No. 3, dated as of May 8, 1998 to the Film Finance
         Credit Agreement, dated as of May 10, 1996, as amended as of June
         30, 1997 by Amendment No. 2 and as of March 26, 1997 by Amendment
         No. 1, among Viacom Film Funding Company Inc., as Borrower; Viacom Inc. and Viacom International Inc., as Guarantors; the Bank parties thereto; The Bank of New York, as a Managing Agent and as the Documentation Agent; Citibank, N.A., as a Managing Agent and as the Administrative Agent; Morgan Guaranty Trusty Company of New York, as a Managing Agent; JP Morgan Securities Inc., as the Syndication Agent; Bank of America NT&SA, as a Managing Agent, and the Agents named therein.

   11    Statement re Computation of Net Earnings Per Share

   27    Financial Data Schedule.

(b) Reports on Form 8-K for Viacom Inc.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     VIACOM INC.
                                          --------------------------------------
                                                     (Registrant)

Date  May 12, 1998                        /s/  Sumner M. Redstone
      -----------------                   --------------------------------------
                                          Sumner M. Redstone
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer

Date  May 12, 1998                        /s/  George S. Smith, Jr.
      -----------------                   --------------------------------------
                                          George S. Smith, Jr.
                                          Senior Vice President,
                                          Chief Financial Officer

                                  Exhibit Index

10.1 Amendment No. 3, dated as of May 8, 1998 to the Film Finance Credit Agreement, dated as of May 10, 1996, as amended as of June 30, 1997 by Amendment No. 2 and as of March 26, 1997 by Amendment No. 1, among Viacom Film Funding Company Inc., as Borrower; Viacom Inc. and Viacom International Inc., as Guarantors; the Bank parties thereto; The Bank of New York, as a Managing Agent and as the Documentation Agent; Citibank, N.A., as a Managing Agent and as the Administrative Agent; Morgan Guaranty Trusty Company of New York, as a Managing Agent; JP Morgan Securities Inc., as the Syndication Agent; Bank of America NT&SA, as a Managing Agent, and the Agents named therein.

11       Statement re Computation of Net Earnings Per Share


27       Financial Data Schedule