Form 10-Q
period 1998-06-30
VIACOM INC
filed 1998-08-14
CIK 813828

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                 -------------

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

Number of shares of Common Stock Outstanding at July 31, 1998:

      Class A Common Stock, par value $.01 per share - 69,932,603

      Class B Common Stock, par value $.01 per share - 288,071,676

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
(Unaudited; all amounts, except per share amounts, are in millions)

                                                                   Three months ended
                                                                        June 30,
                                                                 ----------------------
                                                                   1998         1997
                                                                 ---------    ---------
Revenues .....................................................   $ 3,323.9    $ 3,030.9

Expenses:
   Operating .................................................     2,605.3      2,249.3
   Selling, general and administrative .......................       727.1        654.9
   Depreciation and amortization .............................       235.6        263.5
                                                                 ---------    ---------
        Total expenses .......................................     3,568.0      3,167.7
                                                                 ---------    ---------

Operating loss ...............................................      (244.1)      (136.8)

Other income (expense):
   Interest expense, net .....................................      (160.4)      (205.0)
   Other items, net ..........................................       (14.1)        64.7
                                                                 ---------    ---------
Loss from continuing operations before income taxes ..........      (418.6)      (277.1)

   Benefit from income taxes .................................       147.8         99.8
   Equity in loss of affiliated companies, net of tax ........       (10.6)       (39.4)
   Minority interest .........................................          .4           --
                                                                 ---------    ---------
Loss from continuing operations ..............................      (281.0)      (216.7)
Discontinued operations (Note 5):
   Earnings, net of tax of $6.7 (1997) .......................          --          8.8
   Gain on dispositions ......................................          .3         12.9
                                                                 ---------    ---------
Net loss .....................................................      (280.7)      (195.0)
   Cumulative convertible preferred stock dividend requirement       (15.0)       (15.0)
                                                                 ---------    ---------
Net loss attributable to common stock ........................   $  (295.7)   $  (210.0)
                                                                 =========    =========

Basic and diluted weighted average number of common shares ...       356.6        352.7

Basic and diluted loss per common share:
   Loss from continuing operations ...........................   $    (.83)   $    (.66)
   Net loss ..................................................   $    (.83)   $    (.60)

                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; all amounts, except per share amounts, are in millions)

                                                                    Six months ended
                                                                        June 30,
                                                                 ----------------------
                                                                    1998        1997
                                                                 ---------    ---------
Revenues .....................................................   $ 6,411.4    $ 5,948.6

Expenses:
   Operating .................................................     4,660.6      4,217.0
   Selling, general and administrative .......................     1,353.6      1,212.9
   Depreciation and amortization .............................       464.9        481.7
                                                                 ---------    ---------
        Total expenses .......................................     6,479.1      5,911.6
                                                                 ---------    ---------

Operating income (loss) ......................................       (67.7)        37.0

Other income (expense):
   Interest expense, net .....................................      (316.9)      (401.8)
   Other items, net ..........................................       (12.1)        65.0
                                                                 ---------    ---------
Loss from continuing operations before income taxes ..........      (396.7)      (299.8)

   Benefit from income taxes .................................       134.8        113.8
   Equity in loss of affiliated companies, net of tax ........       (18.3)       (54.6)
   Minority interest .........................................          .6           .1
                                                                 ---------    ---------
Loss from continuing operations ..............................      (279.6)      (240.5)
Discontinued operations (Note 5):
   Earnings, net of tax of $10.6 (1997) ......................          --         13.9
   Gain on dispositions ......................................          .3         12.9
                                                                 ---------    ---------
Net loss .....................................................      (279.3)      (213.7)
   Cumulative convertible preferred stock dividend requirement       (30.0)       (30.0)
                                                                 ---------    ---------
Net loss attributable to common stock ........................   $  (309.3)   $  (243.7)
                                                                 =========    =========

Basic and diluted weighted average number of common shares ...       355.9        352.6

Basic and diluted loss per common share:
   Loss from continuing operations ...........................   $    (.87)   $    (.77)
   Net loss ..................................................   $    (.87)   $    (.69)

                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; all amounts, except per share amounts, are in millions)

                                                                   June 30,    December 31,
                                                                     1998         1997
                                                                  ---------    -----------
                              Assets
Current Assets:
    Cash and cash equivalents .................................   $   335.9    $   292.3
    Receivables, less allowances of $107.8 (1998)
       and $99.8 (1997) (Note 4) ..............................     1,942.2      2,397.7
    Inventory (Note 7) ........................................     2,535.4      2,252.7
    Other current assets ......................................       807.1        770.8
                                                                  ---------    ---------
       Total current assets ...................................     5,620.6      5,713.5
                                                                  ---------    ---------

Property and equipment, at cost ...............................     4,497.3      4,320.2
    Less accumulated depreciation .............................     1,332.7      1,122.5
                                                                  ---------    ---------
       Net property and equipment .............................     3,164.6      3,197.7
                                                                  ---------    ---------

Inventory (Note 7) ............................................     2,098.5      2,650.6
Intangibles, at amortized cost ................................    14,566.8     14,699.6
Other assets ..................................................     2,052.4      2,027.3
                                                                  ---------    ---------
                                                                  $27,502.9    $28,288.7
                                                                  =========    =========

                Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable ..........................................   $   574.1    $   699.7
    Accrued compensation ......................................       308.2        441.7
    Participants' share, residuals and royalties payable ......     1,016.6        951.3
    Income tax payable ........................................        42.4        556.3
    Current portion of long-term debt .........................        89.6        376.5
    Accrued expenses and other ................................     1,926.7      2,027.0
                                                                  ---------    ---------
       Total current liabilities ..............................     3,957.6      5,052.5
                                                                  ---------    ---------

Long-term debt ................................................     8,171.1      7,423.0
Other liabilities .............................................     2,205.4      2,429.6

Commitments and contingencies (Note 9)

Shareholders' Equity:
    Convertible Preferred Stock, par value $.01 per share;
       200.0 shares authorized; 24.0 shares issued and
       outstanding ............................................     1,200.0      1,200.0
    Class A Common Stock, par value $.01 per share;
       200.0 shares authorized; 70.5 (1998) and 69.6 (1997)
       shares issued ..........................................         0.7          0.7
    Class B Common Stock, par value $.01 per share;
       1,000.0 shares authorized; 292.8 (1998) and 284.8 (1997)
       shares issued ..........................................         2.9          2.9
    Additional paid-in capital ................................    10,426.1     10,333.1
    Retained earnings .........................................     1,779.7      2,089.0
    Accumulated other comprehensive loss (Note 1) .............       (11.1)       (12.6)
                                                                  ---------    ---------
                                                                   13,398.3     13,613.1
    Less treasury stock, at cost; 6.5 shares (1998 and 1997) ..       229.5        229.5
                                                                  ---------    ---------
       Total shareholders' equity .............................    13,168.8     13,383.6
                                                                  ---------    ---------
                                                                  $27,502.9    $28,288.7
                                                                  =========    =========

                  See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; all amounts are in millions)

                                                              Six months ended June 30,
                                                              -------------------------
                                                                  1998        1997
                                                                  ----        ----
Operating Activities:
Net loss ...................................................   $ (279.3)   $ (213.7)
Adjustments to reconcile net earnings to net cash
 flow from operating activities:
  Depreciation and amortization ............................      464.9       481.7
  Distribution from affiliated companies ...................       10.2        31.3
  Gain on sale of investment ...............................      (10.7)         --
  Gain on television stations swap .........................         --      (102.1)
  Equity in loss of affiliated companies ...................       18.3        54.6
  Change in operating assets and liabilities:
    Decrease in receivables ................................      455.5        86.6
    Decrease (increase) in inventory and related programming
     liabilities, net ......................................      244.7      (101.4)
    Increase in pre-publication costs, net .................       (7.3)      (30.2)
    Increase in prepaid expenses and other current assets ..      (15.3)     (347.0)
    Decrease in unbilled receivables .......................       46.5        26.4
    Decrease in accounts payable and accrued expenses ......     (365.0)     (245.4)
    Decrease in taxes payable and deferred income taxes, net     (738.3)         --
    Increase (decrease) in deferred income .................       15.0       (94.7)
    Other, net .............................................       93.4        71.7
                                                               --------    --------
Net cash flow from operating activities ....................      (67.4)     (382.2)
                                                               --------    --------

Investing Activities:
  Capital expenditures .....................................     (264.0)     (296.6)
  Acquisitions, net of cash acquired .......................      (72.8)      (66.6)
  Investments in and advances to affiliated companies ......      (51.0)     (217.5)
  Proceeds from sale of cost investment ....................       19.2          --
  Proceeds from sales of short-term investments ............       53.4        50.3
  Purchases of short-term investments ......................      (48.8)      (39.4)
  Other, net ...............................................      (15.2)       14.8
                                                               --------    --------
Net cash flow from investing activities ....................     (379.2)     (555.0)
                                                               --------    --------

Financing Activities:
  Borrowings from banks, net ...............................      883.9     1,015.6
  Repayment of Senior Notes ................................     (400.0)         --
  Payment of capital lease obligations .....................      (35.6)      (66.1)
  Proceeds from exercise of stock options and warrants .....       71.7        27.8
  Payments of Preferred Stock dividends ....................      (30.0)      (30.0)
  Other, net ...............................................         .2       (17.5)
                                                               --------    --------
Net cash flow from financing activities ....................      490.2       929.8
                                                               --------    --------
  Net increase (decrease) in cash and cash equivalents .....       43.6        (7.4)
  Cash and cash equivalents at beginning of the period .....      292.3       209.0
                                                               --------    --------
  Cash and cash equivalents at end of period ...............   $  335.9    $  201.6
                                                               ========    ========

Supplemental cash flow information:
  Cash payments for interest, net of amounts capitalized ...   $  315.1    $  424.0
  Cash payments for income taxes ...........................   $  620.2    $   42.0

Non cash investing and financing activities:
  Property and equipment acquired under capitalized
   leases ..................................................   $   17.6    $    8.6

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

Net Loss per Common Share -- The Company adopted Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share" ("SFAS 128") in the fourth quarter of 1997. For each of the periods presented, the effect of the assumed conversion of Preferred Stock and stock options is antidilutive and therefore, not reflected in diluted net loss per common share. Prior period amounts have been restated to conform to the requirements of SFAS 128. The numerator used in the calculation of both basic and diluted EPS for each respective period reflects loss from continuing operations less preferred stock dividends.

Comprehensive Income (Loss) -- The Company adopted SFAS 130, "Reporting Comprehensive Income", effective January 1, 1998. Total comprehensive loss for the six months ended June 30, 1998 and 1997 was $277.8 million and $236.9 million, respectively. Total comprehensive income (loss) for the Company includes net income (loss) and other comprehensive income items including currency translation adjustments, unrealized gain on securities and minimum pension liability adjustments.

                         VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a material effect on its financial statements.

2) CHANGE IN ACCOUNTING METHOD FOR RENTAL INVENTORY

Effective April 1, 1998, Blockbuster adopted an accelerated method of amortizing videocassette and game rental inventory. Blockbuster has adopted this new method of amortization because it has implemented a new business model, including revenue sharing agreements with Hollywood studios, which has dramatically increased the number of videocassettes in the stores and is satisfying consumer demand over a shorter period of time. Revenue sharing allows Blockbuster to purchase videocassettes at a lower product cost than the traditional buying arrangements, with a percentage of the net rental revenues shared with the studios over a contractually determined period of time. As the new business model results in a greater proportion of rental revenue over a shorter period of time, Blockbuster has changed its method of amortizing rental inventory in order to more closely match expenses in proportion with the anticipated revenues to be generated therefrom.

Pursuant to the new accounting method, the Company records base stock videocassettes (generally less than five copies per title for each store) at cost and amortizes a portion of these costs on an accelerated basis over three months, generally to $8 per unit, with the remaining base stock videocassette costs amortized on a straight-line basis over 33 months to an estimated $4 salvage value. The cost of non-base stock videocassettes (generally greater than five copies per title for each store) are amortized on an accelerated basis over three months to an estimated $4 salvage value. Video games are amortized on an accelerated basis over a 12 month period to an estimated $10 salvage value. Revenue sharing payments are expensed when revenues are earned pursuant to the applicable contractual arrangements.

The new method of accounting has been applied to rental inventory held as of April 1, 1998. The adoption of the new method of amortization has been accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, the Company recorded a pre-tax charge of $436.7 million to operating expenses for the quarter ended June 30, 1998. Approximately $424.3 million of the charge represents an adjustment to the carrying value of the rental tapes due to the new method of accounting and approximately $12.4 million represents a write-down of retail inventory.

                         VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

The Company believes that the new amortization method developed for Blockbuster's new business model will result in a better matching of revenue and expense recognition. Under the new model, operating expense attributable to videocassettes is comprised of revenue sharing payments which are expensed when earned and amortization of up-front product costs. The calculation of the change in operating expense attributable to videocassettes and games for the three and six months ended June 30, 1998 would not be meaningful because the method of accounting applied prior to April 1, 1998 did not contemplate the new business model.

Prior to April 1, 1998, videocassette rental inventory was recorded at cost and amortized over its estimated economic life. Base stock videocassettes (1 to 4 copies per title for each store) were amortized over 36 months on a straight-line basis. Non-base stock videocassettes (the fifth and succeeding copies per title for each store) were amortized over six months on a straight-line basis. Video game inventory was amortized on a straight-line basis over a period of 12 to 24 months.

3) PENDING TRANSACTIONS

On August 10, 1998, the Company signed an agreement to sell its music retail stores to Wherehouse Entertainment Inc. for $115 million in cash.

On May 17, 1998, the Company announced that it has signed an agreement to sell its educational, professional, and reference publishing businesses to Pearson plc for $4.6 billion. The Company will retain its consumer operations, including the Simon & Schuster name. Net after-tax cash proceeds from the transaction, which are estimated to be approximately $3.8 billion, will be used to repay debt.

4) ACCOUNTS RECEIVABLE

As of June 30, 1998, the Company had outstanding an aggregate of $400.0 million under revolving receivable securitization programs. Proceeds from the sale of these receivables were used to reduce outstanding borrowings. The resulting loss on the sale of receivables was not material to the Company's financial position and results of operations.

5) DISCONTINUED OPERATIONS

On February 19, 1997, the Company adopted a plan to dispose of its interactive game businesses, including Viacom New Media, the operations of which were terminated in 1997. On that same date, the Board of Directors of Spelling Entertainment Group Inc. ("Spelling") approved a formal plan to dispose of Virgin Interactive Entertainment Limited ("Virgin"). Spelling expects to complete a transaction in 1998. In the fourth quarter of 1997, the Company recorded an estimated loss of $32 million, net of minority interest, reflecting anticipated future operating losses and cash funding requirements through completion of the disposition. For the second quarter and six months ended June 30, 1998, revenues of Virgin were $50.3 million and $83.6 million, respectively, and operating losses, net of minority interest, were $10.4 million and $25.8 million, respectively. The operating losses were provided for in the Company's results of operations for the year ended December 31, 1997.

                         VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

The gain on dispositions for the three and six months ended June 30, 1998 and 1997, respectively, represents the reversal of cable split-off reserves that were no longer required.

For the three and six months ended June 30, 1997, discontinued operations reflect the results of operations, net of tax, of the Company's radio business which was sold on July 2, 1997.

Summarized financial data of discontinued operations are as follows:

Results of discontinued               Three months ended     Six months ended
  operations (1):                        June 30, 1997         June 30, 1997
                                         -------------         -------------
Revenues.............................        $32.0                $ 57.1
Earnings from operations before
  income taxes.......................         15.5                  24.5
Provision for income taxes...........         (6.7)                (10.6)
Net earnings.........................          8.8                  13.9

Financial position (2):                 At June 30, 1998    At December 31, 1997
                                        ----------------    --------------------
Current assets.......................        $  49.7              $ 114.9
Net property and equipment...........           11.6                 14.5
Other assets.........................          127.6                153.1
Total liabilities....................         (232.0)              (293.0)
                                             -------              -------
Net liabilities of discontinued
  operations.........................        $ (43.1)             $ (10.5)
                                             =======              =======

      (1)   Results of operations represent the radio business.
      (2) Financial position data reflects the Interactive game businesses at June 30, 1998 and at December 31, 1997.

6) BLOCKBUSTER CHARGES

In the second quarter of 1997, Blockbuster recorded a pre-tax charge of $322.8 million (the "1997 Blockbuster charge"). The 1997 Blockbuster charge consisted of operating expenses of approximately $247.5 million, associated with the reduction in the carrying value of excess inventory and the reorganizing and closing of underperforming Blockbuster stores in certain international markets as well as depreciation expense attributable to the write-off of fixed assets of $45.9 million and write-offs attributable to international joint ventures accounted for under the equity method of $29.4 million.

The 1996 Blockbuster restructuring charge of approximately $88.9 million principally reflects costs associated with the closing of approximately 10%, or 50, of its Music retail stores and costs associated with Blockbuster's relocation to Dallas. Blockbuster recognized lease termination costs of $28.3 million for the Music retail store closings and accrued shut-down and other costs of $14.6 million. Through June 30, 1998, the Company paid and charged approximately $28.3 million against these liabilities. The Company expects to substantially complete the activities related to the Music retail store closings by the end of 1998.

                         VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

Blockbuster, through the 1996 Blockbuster restructuring charge, recognized $25 million of estimated severance benefits associated with the Dallas relocation and $21.0 million of other costs of exiting Fort Lauderdale and eliminating third party distributors. The Blockbuster relocation to Dallas was completed during the second quarter of 1997. The Blockbuster distribution center was completed and opened in the first quarter of 1998. Through June 30, 1998, the Company paid and charged approximately $32.7 million against the severance liability and other exit costs.

7) INVENTORIES

                                              June 30, 1998   December 31, 1997
                                              -------------   -----------------
Prerecorded music and videocassettes ....       $  610.0          $  559.2
Videocassette rental inventory...........          335.6             722.8
Publishing:
  Finished goods.........................          347.9             301.2
  Work in process........................           31.6              30.3
  Material and supplies..................           26.9              23.3
Other....................................           29.8              20.6
                                                --------          --------
                                                 1,381.8           1,657.4
  Less current portion...................        1,235.3             934.8
                                                --------          --------
                                                $  146.5          $  722.6
                                                --------          --------
Theatrical and television inventory:
  Theatrical and television productions:
       Released..........................       $1,727.6          $1,736.0
       Completed, not released...........            2.7              17.8
       In process and other..............          357.8             341.4
  Program rights.........................        1,164.0           1,150.7
                                                --------          --------
                                                 3,252.1           3,245.9
  Less current portion...................        1,300.1           1,317.9
                                                --------          --------
                                                $1,952.0          $1,928.0
                                                --------          --------

Total Current Inventory..................       $2,535.4          $2,252.7
                                                ========          ========
Total Non-Current Inventory..............       $2,098.5          $2,650.6
                                                ========          ========

8) LONG-TERM DEBT

On February 15, 1998, the Company redeemed all $150.0 million of Viacom International Inc.'s outstanding 9.125% Senior Subordinated Notes due 1999. On February 17, 1998, the Company retired all $150.0 million of its outstanding 6.625% Senior Notes due 1998.

On May 8, 1998, a subsidiary of the Company amended the 364-day film financing credit agreement, guaranteed by Viacom International Inc. and the Company, which extended the expiration date for one year and reduced the facility amount by $109.0 million to $361.0 million.

                         VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

On May 15, 1998, the Company redeemed all $100.0 million of Viacom International Inc.'s outstanding 8.75% Senior Subordinated Reset Notes due 2001 at a redemption price equal to 101% of the principal amount.

As of June 30, 1998, the Company's scheduled maturities of indebtedness through December 31, 2002, assuming full utilization of the Company's credit agreements, as amended, are $7.0 million (1998), $863.3 million (1999), $1.7 billion (2000),
$2.0 billion (2001) and $2.0 billion (2002). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

9) COMMITMENTS AND CONTINGENCIES

The commitments of the Company for program license fees, which are not reflected in the balance sheet as of June 30, 1998 and are estimated to aggregate approximately $1.4 billion, principally reflect Showtime Networks Inc.'s ("SNI's") commitments of approximately $1.3 billion for the acquisition of programming rights and the production of original programming. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments to acquire programming rights are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

10) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated annual effective tax rates of 59.3% for 1998 and 70.9% for 1997 were both adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the estimated annual effective tax rate would have been 33.6% for 1998 and 38.2% for 1997.

Due to the unusual nature of the 1998 second quarter charge associated with the change in accounting for rental tape amortization and the 1997 Blockbuster charge, the full income tax effect is reflected in the second quarter 1998 and second quarter 1997 tax provision, respectively, and is excluded from the estimated annual effective tax rate.

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

                                                         Three Months Ended June 30, 1998
                                        ----------------------------------------------------------------
                                                                     Non-                         The
                                         Viacom     Viacom        Guarantor                    Company
                                          Inc.   International    Affiliates  Eliminations  Consolidated
                                          ----   -------------    ----------  ------------  ------------
Revenues ............................   $   10.5    $  392.0      $2,928.2     $   (6.8)      $3,323.9

Expenses:
   Operating ........................        7.2       138.3       2,466.6         (6.8)       2,605.3
   Selling, general and
    administrative ..................         .4       152.2         574.5           --          727.1
   Depreciation and amortization ....         .6        23.3         211.7           --          235.6
                                        --------    --------      --------     --------       --------
      Total expenses ................        8.2       313.8       3,252.8         (6.8)       3,568.0
                                        --------    --------      --------     --------       --------

Operating income (loss) .............        2.3        78.2        (324.6)          --         (244.1)

Other income (expense):
   Interest expense, net ............     (137.3)       (9.1)        (14.0)          --         (160.4)
   Other items, net .................       (6.5)        (.7)         (6.9)          --          (14.1)
                                        --------    --------      --------     --------       --------
Earnings (loss) from continuing
 operations before income taxes .....     (141.5)       68.4        (345.5)          --         (418.6)
   Benefit (provision) for income
    taxes ...........................       56.7       (27.2)        118.3           --          147.8
   Equity in loss of affiliated
    companies, net of tax ...........     (195.9)     (237.4)        (14.2)       436.9          (10.6)
   Minority interest ................         --          --            .4           --             .4
                                        --------    --------      --------     --------       --------
Loss from continuing operations .....     (280.7)     (196.2)       (241.0)       436.9         (281.0)
Discontinued operations:
   Gain on dispositions .............         --          .3            --           --             .3
                                        --------    --------      --------     --------       --------
Net loss ............................     (280.7)     (195.9)       (241.0)       436.9         (280.7)
   Cumulative convertible preferred
    stock dividend requirement ......      (15.0)         --            --           --          (15.0)
                                        --------    --------      --------     --------       --------
Net loss attributable to common stock   $ (295.7)   $ (195.9)     $ (241.0)    $  436.9       $ (295.7)
                                        ========    ========      ========     ========       ========

                         VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                            Six Months Ended June 30, 1998
                                        ----------------------------------------------------------------
                                                                    Non-                         The
                                         Viacom     Viacom        Guarantor                    Company
                                          Inc.   International    Affiliates  Eliminations  Consolidated
                                          ----   -------------    ----------  ------------  ------------
Revenues ............................   $   20.6    $  737.9      $5,665.7     $  (12.8)      $6,411.4

Expenses:
   Operating ........................       17.4       263.3       4,392.7        (12.8)       4,660.6
   Selling, general and
    administrative ..................        1.4       270.9       1,081.3           --        1,353.6
   Depreciation and amortization ....        1.2        41.7         422.0           --          464.9
                                        --------    --------      --------     --------       --------
      Total expenses ................       20.0       575.9       5,896.0        (12.8)       6,479.1
                                        --------    --------      --------     --------       --------

Operating income (loss) .............         .6       162.0        (230.3)          --          (67.7)

Other income (expense):
   Interest expense, net ............     (264.8)      (21.0)        (31.1)          --         (316.9)
   Other items, net .................       (9.1)        8.1         (11.1)          --          (12.1)
                                        --------    --------      --------     --------       --------
Earnings (loss) from continuing
 operations before income taxes .....     (273.3)      149.1        (272.5)          --         (396.7)
   Benefit (provision) for income
    taxes ...........................      112.0       (61.1)         83.9           --          134.8
   Equity in loss of affiliated
    companies, net of tax ...........     (118.0)     (207.5)        (25.2)       332.4          (18.3)
   Minority interest ................         --         1.2           (.6)          --             .6
                                        --------    --------      --------     --------       --------
Loss from continuing operations .....     (279.3)     (118.3)       (214.4)       332.4         (279.6)
Discontinued operations:
   Gain on dispositions .............         --          .3            --           --             .3
                                        --------    --------      --------     --------       --------
Net loss ............................     (279.3)     (118.0)       (214.4)       332.4         (279.3)
   Cumulative convertible preferred
    stock dividend requirement ......      (30.0)         --            --           --          (30.0)
                                        --------    --------      --------     --------       --------
Net loss attributable to common stock   $ (309.3)   $ (118.0)     $ (214.4)    $  332.4       $ (309.3)
                                        ========    ========      ========     ========       ========

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                         Three Months Ended June 30, 1997
                                        ----------------------------------------------------------------
                                                                    Non-                         The
                                         Viacom       Viacom      Guarantor                    Company
                                          Inc.     International  Affiliates  Eliminations  Consolidated
                                          ----     -------------  ----------  ------------  ------------
Revenues ........................       $   8.3     $  311.3      $2,717.6     $   (6.3)      $3,030.9

Expenses:
   Operating ....................           6.0        108.1       2,141.5         (6.3)       2,249.3
   Selling, general and
    administrative ..............            .3        119.4         535.2           --          654.9
   Depreciation and amortization.            .6         16.4         246.5           --          263.5
                                        -------     --------      --------     --------       --------

      Total expenses ............           6.9        243.9       2,923.2         (6.3)       3,167.7
                                        -------     --------      --------     --------       --------

Operating income (loss) .........           1.4         67.4        (205.6)          --         (136.8)

Other income (expense):
   Interest expense, net ........        (171.9)       (15.2)        (17.9)          --         (205.0)
   Other items, net .............            --         (1.0)         65.7           --           64.7
                                        -------     --------      --------     --------       --------
Earnings (loss) from continuing
 operations before income taxes .        (170.5)        51.2        (157.8)          --         (277.1)
   Benefit (provision) for income
    taxes .......................          78.0        (21.6)         43.4           --           99.8
   Equity in loss of affiliated
    companies, net of tax .......        (102.5)      (146.1)        (21.7)       230.9          (39.4)
   Minority interest ............            --          (.7)           .7           --             --
                                        -------     --------      --------     --------       --------
Loss from continuing operations .        (195.0)      (117.2)       (135.4)       230.9         (216.7)
Discontinued operations:
   Earnings, net of tax .........            --          1.6           7.2           --            8.8
   Gain on dispositions .........            --         12.9            --           --           12.9
                                        -------     --------      --------     --------       --------
Net loss ........................        (195.0)      (102.7)       (128.2)       230.9         (195.0)
   Cumulative convertible
    preferred stock dividend
    requirement .................         (15.0)          --            --           --          (15.0)
                                        -------     --------      --------     --------       --------
Net loss attributable to common
 stock ..........................       $(210.0)    $ (102.7)     $ (128.2)    $  230.9       $ (210.0)
                                        =======     ========      ========     ========       ========

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                        Six Months Ended June 30, 1997
                                        ----------------------------------------------------------------
                                                                    Non-                         The
                                         Viacom     Viacom        Guarantor                    Company
                                          Inc.   International    Affiliates  Eliminations  Consolidated
                                          ----   -------------    ----------  ------------  ------------
Revenues ..........................     $   8.3     $  602.5      $5,349.1     $  (11.3)      $5,948.6

Expenses:
   Operating ......................         6.0        207.8       4,014.5        (11.3)       4,217.0
   Selling, general and
    administrative ................          .5        227.3         985.1           --        1,212.9
   Depreciation and amortization ..          .6         31.9         449.2           --          481.7
                                        -------     --------      --------     --------       --------

      Total expenses ..............         7.1        467.0       5,448.8        (11.3)       5,911.6
                                        -------     --------      --------     --------       --------

Operating income (loss) ...........         1.2        135.5         (99.7)          --           37.0

Other income (expense):
   Interest expense, net ..........      (332.2)       (32.5)        (37.1)          --         (401.8)
   Other items, net ...............          --         (1.6)         66.6           --           65.0
                                        -------     --------      --------     --------       --------
Earnings (loss) from continuing
 operations before income taxes ...      (331.0)       101.4         (70.2)          --         (299.8)
   Benefit (provision) for income
    taxes .........................       139.0        (42.6)         17.4           --          113.8
   Equity in loss of affiliated
    companies, net of tax .........       (22.0)       (95.5)        (26.9)        89.8          (54.6)
   Minority interest ..............          --         (1.0)          1.1           --             .1
                                        -------     --------      --------     --------       --------
Loss from continuing operations ...      (214.0)       (37.7)        (78.6)        89.8         (240.5)
Discontinued operations:
   Earnings, net of tax ...........          .3          2.7          10.9           --           13.9
   Gain on dispositions ...........          --         12.9            --           --           12.9
                                        -------     --------      --------     --------       --------
Net loss ..........................      (213.7)       (22.1)        (67.7)        89.8         (213.7)
   Cumulative convertible preferred
    stock dividend requirement ....       (30.0)          --            --           --          (30.0)
                                        -------     --------      --------     --------       --------
Net loss attributable to common
 stock ............................     $(243.7)    $  (22.1)     $  (67.7)    $   89.8       $ (243.7)
                                        =======     ========      ========     ========       ========

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                             June 30, 1998
                                  ------------------------------------------------------------------
                                                                Non-                        The
                                    Viacom     Viacom        Guarantor                    Company
                                     Inc.   International    Affiliates   Eliminations  Consolidated
                                     ----   -------------    ----------   ------------  ------------
Assets
Current Assets:
    Cash and cash equivalents .   $    63.3    $   125.7     $   146.9    $       --     $   335.9
    Receivables, net ..........         9.4        334.3       1,655.3         (56.8)      1,942.2
    Inventory .................        11.8        113.7       2,409.9            --       2,535.4
    Other current assets ......         1.3         84.6         721.2            --         807.1
                                  ---------    ---------     ---------    ----------     ---------
      Total current assets ....        85.8        658.3       4,933.3         (56.8)      5,620.6
                                  ---------    ---------     ---------    ----------     ---------

Property and equipment ........        13.4        530.3       3,953.6            --       4,497.3
    Less accumulated
     depreciation .............         2.6        160.3       1,169.8            --       1,332.7
                                  ---------    ---------     ---------    ----------     ---------
      Net property and
       equipment ..............        10.8        370.0       2,783.8            --       3,164.6
                                  ---------    ---------     ---------    ----------     ---------

Inventory .....................          --        374.9       1,723.6            --       2,098.5
Intangibles, at amortized cost        110.9        539.9      13,916.0            --      14,566.8
Investments in consolidated
subsidiaries ..................     8,291.6      9,060.0            --     (17,351.6)           --
Other assets ..................        87.1        240.1       1,694.5          30.7       2,052.4
                                  ---------    ---------     ---------    ----------     ---------
                                  $ 8,586.2    $11,243.2     $25,051.2    $(17,377.7)    $27,502.9
                                  =========    =========     =========    ==========     =========
Liabilities and Shareholders'
Equity
Current Liabilities:
   Accounts payable ...........   $      --    $    46.7     $   596.8    $    (9.4)     $   574.1
   Accrued compensation .......          --         70.1         238.1            --         308.2
   Participants' share,
    residuals and royalties
    payable ...................          --           --       1,016.6            --       1,016.6
   Income tax payable .........          --        626.0         (47.4)       (536.2)         42.4
   Current portion of long-term
    debt ......................          --          7.2          82.4            --          89.6
   Accrued expenses and other .       178.1        512.1       1,266.1         (29.6)      1,926.7
                                  ---------    ---------     ---------    ----------     ---------
     Total current liabilities        178.1      1,262.1       3,152.6        (635.2)      3,957.6
                                  ---------    ---------     ---------    ----------     ---------

Long-term debt ................     5,861.2      1,743.9         566.0            --       8,171.1
Other liabilities .............   (19,458.4)    (3,709.7)     19,836.5       5,537.0       2,205.4

Shareholders' equity:
   Convertible Preferred Stock      1,200.0        103.0         242.0        (345.0)      1,200.0
   Common Stock ...............         3.6        198.6         598.4        (797.0)          3.6
   Additional paid-in capital .    10,426.1      6,946.7       1,335.2      (8,281.9)     10,426.1
   Retained earnings ..........    10,605.1      4,614.3        (584.1)    (12,855.6)      1,779.7
   Accumulated other
    comprehensive income (loss)          --         84.3         (95.4)           --         (11.1)
                                  ---------    ---------     ---------    ----------     ---------
                                   22,234.8     11,946.9       1,496.1     (22,279.5)     13,398.3
   Less treasury stock, at cost       229.5           --            --            --         229.5
                                  ---------    ---------     ---------    ----------     ---------
         Total shareholders'
          equity ..............    22,005.3     11,946.9       1,496.1     (22,279.5)     13,168.8
                                  ---------    ---------     ---------    ----------     ---------
                                  $ 8,586.2    $11,243.2     $25,051.2    $(17,377.7)    $27,502.9
                                  =========    =========     =========    ==========     =========

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                           December 31, 1997
                                  ------------------------------------------------------------------
                                                                Non-                        The
                                    Viacom     Viacom        Guarantor                    Company
                                     Inc.   International    Affiliates   Eliminations  Consolidated
                                     ----   -------------    ----------   ------------  ------------
Assets
Current Assets:
  Cash and cash equivalents ...   $      .1    $    91.5     $   200.7    $       --      $   292.3
  Receivables, net ............        10.2        384.0       2,047.0         (43.5)       2,397.7
  Inventory ...................        13.3        100.5       2,138.9            --        2,252.7
  Other current assets ........        (6.1)        55.6         719.4           1.9          770.8
                                  ---------    ---------     ---------    ----------      ---------
    Total current assets ......        17.5        631.6       5,106.0         (41.6)       5,713.5
                                  ---------    ---------     ---------    ----------      ---------

Property and equipment ........        12.4        478.9       3,828.9            --        4,320.2
  Less accumulated depreciation         2.2        131.9         988.4            --        1,122.5
                                  ---------    ---------     ---------    ----------      ---------
    Net property and equipment         10.2        347.0       2,840.5            --        3,197.7
                                  ---------    ---------     ---------    ----------      ---------

Inventory .....................          --        318.2       2,332.4            --        2,650.6
Intangibles, at amortized
  cost ........................       112.4        534.4      14,052.8            --       14,699.6
Investments in consolidated
  subsidiaries ................     8,256.9      9,303.0            --     (17,559.9)            --
Other assets ..................       (11.3)       238.0       1,719.7          80.9        2,027.3
                                  ---------    ---------     ---------    ----------      ---------
                                  $ 8,385.7    $11,372.2     $26,051.4    $(17,520.6)     $28,288.7
                                  =========    =========     =========    ==========      =========

Liabilities and Shareholders'
  Equity
Current Liabilities:
  Accounts payable ............   $      --    $    36.0     $   803.3    $   (139.6)     $   699.7
  Accrued compensation ........          --        122.4         319.3            --          441.7
  Participants share, residuals
    and royalties payable .....          --           --         951.3            --          951.3
  Income tax payable ..........        (6.2)     1,405.9        (307.2)       (536.2)         556.3
  Current portion of long-term
    debt ......................       150.0        156.5          70.0            --          376.5
  Accrued expenses and other ..       113.3        542.1       1,274.1          97.5        2,027.0
                                  ---------    ---------     ---------    ----------      ---------

    Total current liabilities .       257.1      2,262.9       3,110.8        (578.3)       5,052.5
                                  ---------    ---------     ---------    ----------      ---------

Long-term debt ................     4,760.5      1,953.9         708.6            --        7,423.0
Other liabilities .............   (14,112.9)    (4,498.2)     20,248.7         792.0        2,429.6

Shareholders' equity:
  Convertible Preferred Stock .     1,200.0           --            --            --        1,200.0
  Common Stock ................         3.6        256.6         835.3      (1,091.9)           3.6
  Additional paid-in capital ..    10,333.2      6,745.9       1,071.0      (7,817.0)      10,333.1
  Retained earnings ...........     6,173.7      4,590.6         150.1      (8,825.4)       2,089.0
  Accumulated other
    comprehensive income (loss)          --         60.5         (73.1)           --          (12.6)
                                  ---------    ---------     ---------    ----------      ---------
                                   17,710.5     11,653.6       1,983.3     (17,734.3)      13,613.1
  Less treasury stock, at cost        229.5           --            --            --          229.5
                                  ---------    ---------     ---------    ----------      ---------
      Total shareholders' equity   17,481.0     11,653.6       1,983.3     (17,734.3)      13,383.6
                                  ---------    ---------     ---------    ----------      ---------
                                  $ 8,385.7    $11,372.2     $26,051.4    $(17,520.6)     $28,288.7
                                  =========    =========     =========    ==========      =========

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                             Six Months Ended June 30, 1998
                                          ------------------------------------------------------------------
                                                                        Non-                        The
                                            Viacom     Viacom        Guarantor                    Company
                                             Inc.   International    Affiliates   Eliminations  Consolidated
                                             ----   -------------    ----------   ------------  ------------
Net cash flow from operating activities   $ (183.5)   $ (860.5)      $  976.6       $     --      $  (67.4)
                                          --------    --------       --------       --------      --------

Investing Activities:
  Capital expenditures ................         --       (55.4)        (208.6)            --        (264.0)
  Acquisitions, net of cash acquired ..      (11.1)         --          (61.7)            --         (72.8)
  Investments in and advances to
    affiliated companies ..............         --         (.1)         (50.9)            --         (51.0)
  Proceeds from sale of cost investment         --        19.2             --             --          19.2
  Proceeds from sale of short-term
    investments .......................         --        53.4             --             --          53.4
  Purchases of short-term investments .         --       (48.8)            --             --         (48.8)
  Other, net ..........................         --        (5.9)          (9.3)            --         (15.2)
                                          --------    --------       --------       --------      --------
Net cash flow from investing activities      (11.1)      (37.6)        (330.5)            --        (379.2)
                                          --------    --------       --------       --------      --------

Financing Activities:
  Borrowings from banks, net ..........    1,041.3      (109.0)         (48.4)            --         883.9
  Repayment of Senior Notes ...........     (150.0)     (250.0)            --             --        (400.0)
  Payment of capital lease obligations          --       (12.4)         (23.2)            --         (35.6)
  Proceeds from exercise of stock
    options and warrants ..............       71.7          --             --             --          71.7
  Increase (decrease) in intercompany
    payables ..........................     (675.3)    1,303.7         (628.4)            --            --
  Payment of Preferred Stock dividends       (30.0)         --             --             --         (30.0)
  Other, net ..........................         --          --             .2             --            .2
                                          --------    --------       --------       --------      --------
Net cash flow from financing activities      257.7       932.3         (699.8)            --         490.2
                                          --------    --------       --------       --------      --------
  Net increase (decrease) in cash
    and cash equivalents ..............       63.1        34.2          (53.7)            --          43.6
  Cash and cash equivalents at
    beginning of period ...............         .1        91.5          200.7             --         292.3
                                          --------    --------       --------       --------      --------
Cash and cash equivalents at end of
  period ..............................   $   63.2    $  125.7       $  147.0       $     --      $  335.9
                                          ========    ========       ========       ========      ========

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                             Six Months Ended June 30, 1997
                                          ------------------------------------------------------------------
                                                                         Non-                        The
                                             Viacom     Viacom        Guarantor                    Company
                                              Inc.   International    Affiliates   Eliminations  Consolidated
                                              ----   -------------    ----------   ------------  ------------
Net cash flow from operating activities .   $ (215.9)     $115.2      $ (270.1)      $  (11.4)     $ (382.2)
                                            --------    --------      --------       --------      --------

Investing Activities:
  Capital expenditures ..................         --       (46.1)       (250.5)            --        (296.6)
  Proceeds from dispositions ............         --          --         (66.6)            --         (66.6)
  Investments in and advances to
    affiliated companies ................         --       (21.2)       (196.3)            --        (217.5)
  Proceeds from sale of short-term
    investments .........................         --        50.3            --             --          50.3
  Purchases of short-term investments ...         --       (39.4)           --             --         (39.4)
  Other, net ............................         --          --          14.8             --          14.8
                                            --------    --------      --------       --------      --------
Net cash flow from investing activities .         --       (56.4)       (498.6)            --        (555.0)
                                            --------    --------      --------       --------      --------

Financing Activities:
  Borrowings from banks, net ............    1,141.4      (148.0)         22.2             --       1,015.6
  Payment of capital lease obligations ..         --       (17.5)        (48.6)            --         (66.1)
  Proceeds from exercise of stock
    options and warrants ................       27.8          --            --             --          27.8
  Increase (decrease) in intercompany
    payables ............................     (927.0)       81.5         834.1           11.4            --
  Payment of Preferred Stock dividends ..      (30.0)         --            --             --         (30.0)
  Other, net ............................      (15.3)       (2.2)           --             --         (17.5)
                                            --------    --------      --------       --------      --------
Net cash flow from financing activities .      196.9       (86.2)        807.7           11.4         929.8
                                            --------    --------      --------       --------      --------
  Net increase (decrease) in cash and
    cash equivalents ....................      (19.0)      (27.4)         39.0             --          (7.4)
  Cash and cash equivalents at
    beginning of period .................       19.0        61.2         128.8             --         209.0
                                            --------    --------      --------       --------      --------
Cash and cash equivalents at end of
  period ................................   $     --    $   33.8      $  167.8       $     --      $  201.6
                                            ========    ========      ========       ========      ========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Management's discussion and analysis of the combined results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes.

The following tables set forth revenues and operating income by business segment, for the three months and the six months ended June 30, 1998 and 1997. Results for each period presented exclude contributions from its interactive game businesses, including Virgin, and its radio business, which was sold to Chancellor Media Corp. on July 2, 1997 (See Note 5 of Notes to Consolidated Financial Statements).

                               Three months ended    Percent        Six months ended      Percent
                                     June 30,         B/(W)              June 30,          B/(W)
                               ------------------    -------        ----------------      -------
                                1998         1997                  1998          1997
                                ----         ----                  ----          ----
                                 (In millions)                       (In millions)
Revenues:
Networks and
Broadcasting ...........    $    721.2   $    625.5     15%     $  1,367.6   $  1,202.3     14%
Entertainment ..........         921.7        862.3      7         1,941.1      1,863.2      4
Video and Music/Parks...       1,163.8      1,039.4     12         2,241.1      2,012.6     11
Publishing .............         544.5        535.5      2           921.5        934.2     (1)
Intercompany ...........         (27.3)       (31.8)    14           (59.9)       (63.7)     6
                            ----------   ----------             ----------   ----------
    Total ..............    $  3,323.9   $  3,030.9     10      $  6,411.4   $  5,948.6      8
                            ==========   ==========             ==========   ==========

Operating income
(loss): (a)
Networks and
Broadcasting ...........    $    178.3   $    169.9      5%     $    314.6   $    292.2      8%
Entertainment ..........          75.4         62.3     21           194.4        157.2     24
Video and Music/Parks...        (444.4)      (334.9)   (33)         (395.5)      (279.9)   (41)
Publishing .............          (7.8)        16.6   (147)          (96.3)       (41.2)  (134)
Corporate ..............         (45.6)       (50.7)    10           (84.9)       (91.3)     7
                            ----------   ----------             ----------   ----------
    Total ..............    $   (244.1)  $   (136.8)   (78)     $    (67.7)  $     37.0   (283)
                            ==========   ==========             ==========   ==========

(a) Operating income (loss) is defined as net earnings (loss) before discontinued operations, minority interest, equity in loss of affiliated companies (net of tax), benefit (provision) for income taxes, other items (net), and interest expense, net.

                 Management's Discussion and Analysis of Results
                      Of Operations and Financial Condition

EBITDA
------

The following table sets forth EBITDA (defined as operating income (loss) before depreciation and amortization) for the three months and six months ended June 30, 1998 and 1997. EBITDA does not reflect the effect of significant amounts of amortization of goodwill related to business combinations accounted for under the purchase method. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

                             Three months ended   Percent      Six months ended   Percent
                                   June 30,        B/(W)           June 30,        B/(W)
                             ------------------   -------      ----------------   -------
                               1998       1997                 1998       1997
                               ----       ----                 ----       ----
                                (In millions)                  (In millions)
EBITDA:
Networks and
Broadcasting ............    $  218.2   $  200.1      9%     $  389.4   $  360.1      8%
Entertainment ...........       110.2       94.9     16         263.6      222.1     19
Video and Music/Parks ...      (332.4)    (179.3)   (85)       (170.5)     (19.0)    NM
Publishing ..............        35.3       55.9    (37)        (11.6)      36.9   (131)
Corporate ...............       (39.8)     (44.9)    11         (73.7)     (81.4)     9
                             --------   --------             --------   --------
    Total ...............    $   (8.5)  $  126.7   (107)     $  397.2   $  518.7    (23)
                             ========   ========             ========   ========
NM - Not meaningful

RESULTS OF OPERATIONS
---------------------

Revenues increased 10% to $3.32 billion and 8% to $6.41 billion for the three- and six-month periods ended June 30, 1998, respectively, from $3.03 billion and $5.95 billion for the same prior-year periods. Revenue increases were driven by the Networks and Broadcasting segment which reported increased advertising and affiliate revenues for each period and the Video and Music/Parks segment led by Blockbuster's worldwide same-store rental revenue increases of 13% for the second quarter and 12% for the six months then ended and the increased number of Company-owned video stores in operation in 1998.

Total expenses increased 13% to $3.57 billion and 10% to $6.48 billion for the quarter and six-month period ended June 30, 1998, respectively, from $3.17 billion and $5.91 billion for the same prior-year periods. Expense increases were driven by the Blockbuster charge of $436.7 million associated with an accounting change in the second quarter of 1998. Blockbuster has revised the amortization method for video and game rental inventory and the charge primarily represents the adjustment to the carrying value of such tapes due to the implementation of the new business model. In 1997, expenses reflect the impact of Blockbuster reducing the carrying value of excess retail inventory and reorganizing and closing underperforming stores in certain international markets.

Operating losses increased 78% to $244.1 million and 283% to $67.7 million for the three-and six-month periods ended June 30, 1998, respectively, from an operating loss of $136.8 million and operating income of $37.0 million for the same prior-year periods. Excluding the impact of the Blockbuster charges from each period, the Company recorded EBITDA and operating income gains of 14% to $428.2 million and 23% to $192.6 million, respectively, for the second quarter, and 9% to $833.9 million and 12% to $369.0 million, respectively, for the six months ended June 30, 1998.

                 Management's Discussion and Analysis of Results
                      Of Operations and Financial Condition

Segment Results of Operations

Networks and Broadcasting (Basic Cable and Premium Subscription Television Program Services and Television Stations)

                             Three months ended   Percent      Six months ended   Percent
                                   June 30,        B/(W)           June 30,        B/(W)
                             ------------------   -------      ----------------   -------
                               1998       1997                 1998       1997
                               ----       ----                 ----       ----
                                (In millions)                  (In millions)
Revenues                     $721.2     $625.5     15%       $1,367.6   $1,202.3   14%
Operating Income             $178.3     $169.9      5        $  314.6   $  292.2    8
EBITDA                       $218.2     $200.1      9        $  389.4   $  360.1    8

The Networks and Broadcasting segment is comprised of MTV Networks ("MTVN"), basic cable television program services; Showtime Networks Inc. ("SNI"), premium subscription television program services; and the Paramount Stations Group ("PSG"), television station operations.

For the second quarter of 1998, MTVN revenues of $416.0 million, EBITDA of $147.1 million and operating income of $125.2 million increased 25%, 16% and 12%, respectively, over the same three-month period last year. For the six months ended June 30, 1998, MTVN revenues of $777.3 million, EBITDA of $280.9 million and operating income of $241.7 million increased 22%, 16% and 15%, respectively, over the same six-month period last year. The increase in MTVN revenues principally reflects higher advertising and affiliate revenues at each of the networks. Advertising revenues were driven by rate increases at Nickelodeon and higher unit volume at MTV. MTVN's EBITDA and operating income gains were driven by the increased revenues partially offset by increased programming and production expenses as well as the consolidation of losses of approximately $15 million for MTV Asia for the six months ended June 30, 1998, which were previously accounted for under the equity method.

SNI's revenues, EBITDA and operating income increased 6%, 14% and 15% for the second quarter, respectively, and 7%, 13% and 41% for the six months ended June 30, 1998, respectively, over the same prior year periods. Operating results reflect revenue increases attributable to the continued growth of direct broadcasting satellite subscriptions partially offset by increased advertising costs associated with the new No Limits branding campaign. SNI's subscriptions increased over the prior year by approximately 1.7 million to 18.8 million subscriptions at June 30, 1998.

PSG's revenues for the quarter and six months increased 3% and 2%, respectively, over the same prior-year periods. PSG's EBITDA and operating income decreased 12% and 20%, respectively, for the quarter and 17% and 30%, respectively, for the six months ended June 30, 1998, primarily reflecting a change in station mix due to the swapping of network affiliated television stations for current and future United Paramount Network ("UPN") affiliates.

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

                 Management's Discussion and Analysis of Results
                      Of Operations and Financial Condition

Entertainment (Motion Pictures and Television Programming, Movie Theaters and Music Publishing)

                             Three months ended   Percent      Six months ended   Percent
                                   June 30,        B/(W)           June 30,        B/(W)
                             ------------------   -------      ----------------   -------
                               1998       1997                 1998       1997
                               ----       ----                 ----       ----
                                (In millions)                   (In millions)
Revenues                     $921.7     $862.3      7%       $1,941.1   $1,863.2    4%
Operating Income             $ 75.4     $ 62.3     21        $  194.4   $  157.2   24
EBITDA                       $110.2     $ 94.9     16        $  263.6   $  222.1   19

The Entertainment segment is principally comprised of Paramount Pictures, Paramount Television and Spelling Entertainment Group Inc. ("Spelling"). For the quarter ended June 30, 1998, Entertainment's revenue increases are principally due to higher features and theater revenues partially offset by lower television revenues. Paramount recorded higher domestic theatrical revenues with the release of Deep Impact and The Truman Show in the second quarter along with continuing contributions from Titanic and Frasier. For the six months, the revenue increase was principally the result of higher features and theater revenues partially offset by recognition of 1997 license fees from Paramount's long term foreign licensing agreements.

Paramount's EBITDA and operating income both increased 9% for the quarter and 16% and 20%, respectively, for the six months ended June 30, 1998, principally reflecting the revenue increases partially offset by higher deficits attributable to the increased number and mix of network pilots produced. For the six months, Paramount's 1997 EBITDA and operating income included earnings attributable to long term foreign licensing agreements.

For the quarter and six months ended June 30, 1998, Spelling's revenues of $108.8 million and $276.2 million decreased 27% and 12%, respectively, driven primarily by declines in television and home video revenues. Spelling's EBITDA of $3.7 million and $14.8 million increased 216% and 79%, respectively, for the quarter and six months ended June 30, 1998, reflecting the decision to exit the feature film business in the first quarter of 1998 and the resulting cessation of production, acquisition and distribution of new feature films. The improvements at Spelling were partially offset by higher deficits due to increases in the number of network pilots produced.

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

                 Management's Discussion and Analysis of Results
                      Of Operations and Financial Condition

Video and Music/Parks (Home Video and Music Retailing/Parks)

                             Three months ended   Percent      Six months ended   Percent
                                   June 30,        B/(W)           June 30,        B/(W)
                             ------------------   -------      ----------------   -------
                               1998       1997                 1998       1997
                               ----       ----                 ----       ----
                                (In millions)                  (In millions)
Revenues                     $1,163.8   $1,039.4    12%      $2,241.1   $2,012.6    11%
Operating Income             $ (444.4)  $ (334.9)  (33)      $ (395.5)  $ (279.9)  (41)
EBITDA                       $ (332.4)  $ (179.3)  (85)      $ (170.5)  $  (19.0)   NM

NM - Not Meaningful

The Video and Music/Parks segment is comprised principally of Blockbuster Video and Music, and Paramount Parks. The revenue increases for the quarter and six months ended June 30, 1998 reflect the increased number of Company-owned video stores in operation in 1998 as compared to 1997, and a 13% and 12% increase in worldwide same-store rental revenues for the second quarter and six months, respectively. Blockbuster Video ended the quarter with 6,153 stores, a net increase of 333 stores from June 30, 1997. The decreases in EBITDA and operating income for the three- and six-month periods principally reflect the Blockbuster charge taken in the second quarter of 1998 to adjust the carrying value of videocassette and game rental inventory under a new method of amortization as a result of the implementation of Blockbuster's new business model.

Music retail stores recorded revenues of $122.6 million and $255.9 million for the second quarter and six months ended June 30, 1998. Music retail stores recorded operating losses of $5.2 million and $13.0 million for the three- and six-month periods. The Parks revenues, EBITDA and operating income increased $15.9 million, $5.2 million and $4.0 million, respectively, for the second quarter, and $22.4 million, $6.0 million and $3.4 million for the six months ended June 30, 1998, respectively, from the same prior year periods reflecting increased per capita spending and the new attraction at the Las Vegas Hilton, Star Trek: The Experience.

The Company's home video and music businesses may be affected by a variety of factors, including but not limited to, general economic trends in the movie, home video and music industries, the quality of new products available for rental and sale, competition, marketing programs, special or unusual events, changes in technology, and similar factors that may affect retailers in general. As with other retail outlets, there is a distinct seasonal pattern to the home video and music businesses. For home video the peak rental times tend to mirror school vacation patterns (i.e., summer, spring break, Christmas and Easter). The music business typically generates higher revenues during the holiday retail selling seasons.

                 Management's Discussion and Analysis of Results
                      Of Operations and Financial Condition

Publishing (Education; Consumer; Business and Professional; Reference; and International Groups)

                             Three months ended   Percent      Six months ended   Percent
                                   June 30,        B/(W)           June 30,        B/(W)
                             ------------------   -------      ----------------   -------
                               1998       1997                 1998       1997
                               ----       ----                 ----       ----
                                (In millions)                   (In millions)
Revenues                     $544.5     $535.5        2%     $921.5     $934.2       (1)%
Operating Income             $ (7.8)    $ 16.6     (147)     $(96.3)    $(41.2)    (134)
EBITDA                       $ 35.3     $ 55.9      (37)     $(11.6)    $ 36.9     (131)

On May 17, 1998, the Company announced that it has signed an agreement to sell its educational, professional and reference publishing businesses to Pearson plc for $4.6 billion. Viacom will retain its consumer operations, including the Simon & Schuster name. Net after-tax cash proceeds from the transaction, which are estimated to be approximately $3.8 billion, will be used to repay debt.

Revenues for the quarter and six months ended June 30, 1998 were driven primarily by improved sales in the Elementary and Secondary Education groups which were more than offset, for the six months then ended, by decreased International sales due mainly to the Asian economic downturn and shortfalls at Macmillan Computer Publishing, as well as the timing of major Consumer releases in the prior year. The Consumer Group's best selling titles in the second quarter included You Belong To Me by Mary Higgins Clark and In The Meantime by Iyanla Vanzant. Publishing includes imprints such as Simon & Schuster, Pocket Books, Prentice Hall and Macmillan Computer Publishing. Publishing typically has seasonally stronger results in the second half of the year.

Other Income and Expense Information

Discontinued operations

For the three- and six-months ended June 30, 1998, the gain on discontinued operations reflects the reversal of unutilized Cable split-off reserves. For the three- and six-months ended June 30, 1997, discontinued operations reflect the results of operations, net of tax, of the Company's radio business and for the second quarter, the gain on discontinued operations reflects the reversal of unutilized Cable split-off reserves. The sale of the Company's radio business was completed on July 2, 1997, and the gain of approximately $416.4 million net of tax, was recognized in the third quarter of 1997. Operating losses for the interactive game businesses, including Virgin, were previously provided for in the estimated loss on disposal of discontinued operations. (See Note 5 of Notes to Consolidated Financial Statements).

Corporate expenses

Corporate expenses, including depreciation and amortization expense, decreased 10% to $45.6 million for the second quarter of 1998 from the same prior year period and decreased 7% to $84.9 million for the six months ended June 30, 1998 over the comparable six month period principally reflecting a decrease in general and administrative and litigation expenses for the comparable periods.

                 Management's Discussion and Analysis of Results
                      Of Operations and Financial Condition

Interest expense, net

For the three- and six-month period ended June 30, 1998, net interest expense decreased 22% to $160.4 million and 21% to $316.9 million, respectively. The Company had approximately $8.3 billion and $10.9 billion principal amount of debt outstanding (including current maturities) as of June 30, 1998, and June 30, 1997, respectively, at weighted average interest rates of 7.5% and 7.3%, respectively.

Other Items, Net

Other items, net of $12.1 million loss for the six months ended June 30, 1998 principally reflects losses on the early redemption of notes and foreign exchange losses, partially offset by a gain on the sale of a cost investment. Other items, net of $65.0 million for the six months ended June 30, 1997, principally reflects a gain associated with the swap of certain television stations offset by the write-off of certain investments held at cost.

Provision for income taxes

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated annual effective tax rate of 59.3% for 1998 and 70.9% for 1997 were both adversely affected by amortization of intangibles in excess of amounts deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the estimated annual effective tax rate would have been 33.6% for 1998 and 38.2% for 1997.

Due to the unusual nature of the 1998 second quarter charge associated with the change in accounting for rental tape amortization and the 1997 Blockbuster charge, the full income tax effect is reflected in the second quarter 1998 and second quarter 1997 tax provision, respectively, and is excluded from the estimated annual effective tax rate.

Equity in loss of affiliates

"Equity in loss of affiliated companies, net of tax" of $10.6 million and $18.3 million for the second quarter of 1998 and the six months then ended, respectively, improved from a loss of $39.4 million and $54.6 million, respectively, from the prior-year periods, primarily reflecting the improved performance of Comedy Central and the consolidation of certain international network ventures that were previously accounted for under the equity method, offset by the net operating losses of UPN, and the absence of earnings for USA Networks, which was sold in the fourth quarter of 1997.

Minority interest

Minority interest primarily represents the minority ownership of Spelling common stock.

                 Management's Discussion and Analysis of Results
                      Of Operations and Financial Condition

Change in Accounting Method/Blockbuster Charge

The 1998 second quarter Blockbuster charge is associated with the implementation of a new business model, including revenue sharing agreements with Hollywood studios, which has dramatically increased the number of videocassettes in the stores and is satisfying consumer demand over a shorter period of time. Effective April 1, 1998, Blockbuster adopted an accelerated method of amortizing video and game rental inventory. Previously, Blockbuster purchased tapes for a fixed price, which were amortized over a period of six to 36 months. Pursuant to the new accounting method, the Company records base stock videocassettes (generally less than five copies per title for each store) at cost and amortizes a portion of these costs on an accelerated basis over three months, generally to $8 per unit, with the remaining base stock vidoecassette costs amortized on a straight-line basis over 33 months to an estimated $4 salvage value. The cost of non-base stock videocassettes (generally greater than five copies per title for each store) are amortized on an accelerated basis over three months to an estimated $4 salvage value. Video games are amortized on an accelerated basis over a 12 month period to an estimated $10 salvage value. Revenue sharing payments are expensed when revenues are earned pursuant to the applicable contractual arrangements. The charge totals $436.7 million, of which approximately $424.3 million represents an adjustment to the carrying value of the rental tapes due to the new method of accounting and approximately $12.4 million represents a write-down of retail inventory. The total charge was reflected as part of operating expenses for the second quarter of 1998.

The Company believes that the new amortization method developed for Blockbuster's new business model will result in a better matching of revenue and expense recognition. Under the new model, operating expense attributable to videocassettes is comprised of revenue sharing payments which are expensed when earned and amortization of up-front product costs. The calculation of the change in operating expense attributable to videocassettes and games for the three and six months ended June 30, 1998 would not be meaningful because the method of accounting applied prior to April 1, 1998 did not contemplate the new business model.


In the second quarter of 1997, Blockbuster recorded a pre-tax charge of $322.8 million principally consisting of operating expenses of approximately $247.5 million, associated with the reduction in the carrying value of excess inventory and the reorganizing and closing of underperforming Blockbuster stores in certain international markets as well as depreciation expense attributable to the write-off of fixed assets of $45.9 million and write-offs attributable to international joint ventures accounted for under the equity method of $29.4 million.

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

On August 10, 1998, the Company signed an agreement to sell its music retail stores to Wherehouse Entertainment Inc. for $115 million in cash.

On May 17, 1998, the Company announced that it has signed an agreement to sell Simon & Schuster's educational, professional and reference publishing operations, while retaining its consumer book business. Upon completion of this transaction, the net after-tax cash proceeds which are estimated to be approximately $3.8 billion will be used to repay debt.

                 Management's Discussion and Analysis of Results
                      Of Operations and Financial Condition

The commitments of the Company for program license fees which are not reflected in the balance sheet as of June 30, 1998 and are estimated to aggregate approximately $1.4 billion, principally reflect SNI's commitments of approximately $1.3 billion for the acquisition of programming rights and the production of original programming. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments to acquire programming rights are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

Current assets decreased to $5.6 billion as of June 30, 1998 from $5.7 billion as of December 31, 1997, primarily reflecting the reduction in receivables due to the asset securitization programs, partially offset by the classification of video rental tapes as short term inventory due to the implementation of the new Blockbuster business model. The Company had outstanding an aggregate of $400.0 million under revolving receivable securitization programs. Proceeds from the sale of these receivables were used to reduce outstanding borrowings. The allowance for doubtful accounts as a percentage of receivables increased to 5% as of June 30, 1998 from 4% as of December 31, 1997. The change in property and equipment principally reflects capital expenditures of $264.0 million related to capital additions for new and existing video stores, additional construction and equipment upgrades for the Parks and equipment purchases at Paramount and MTV offset by depreciation expense of $249.2 million. Current liabilities decreased approximately 22% to $4.0 billion as of June 30, 1998 from $5.1 billion as of December 31, 1997, reflecting the payment of taxes associated with the sale of USA Networks as well as payment of accrued expenses and other normal reductions in accounts payable. Long-term debt, including current maturities, increased 6% to $8.3 billion as of June 30, 1998 from $7.8 billion as of December 31, 1997 primarily reflecting tax payments and the continued investment in and seasonality of the Company's businesses.

The Company expects to record the majority of its operating cash flows during the second half of the year due to the positive effect of the holiday season on advertising revenues and video store revenues, the summer operation of its parks and the seasonality of the educational publishing business. Net cash flow from operating activities was negative $67.4 million for the six months ended June 30, 1998 versus negative $382.2 million for the six months ended June 30, 1997 principally reflecting the reduction in accounts receivable due principally to the asset securitization programs offset by the first quarter 1998 tax payment related to the sale of USA Networks and payment of accrued expenses. Net cash expenditures for investing activities of $379.2 million for the six months ended June 30, 1998, principally reflect capital expenditures. Net cash expenditures for investing activities of $555.0 million for the six months ended June 30, 1997, principally reflect capital expenditures and the Company's purchase of a 50% interest in UPN. Financing activities principally reflect borrowings and repayments of debt under the credit agreements during each period presented.

                 Management's Discussion and Analysis of Results
                      Of Operations and Financial Condition

On April 18, 1997, the Company announced its intention to acquire additional shares of Spelling's outstanding common stock. Through June 30, 1998, the Company has acquired 6,858,345 additional shares for $58.0 million and currently owns approximately 80% of Spelling's outstanding common stock. The purchase of these shares permits the Company to consolidate Spelling results for tax purposes.

Capital Structure

The following table sets forth the Company's long-term debt, net of current portion as of June 30, 1998 and December 31, 1997:

                                            June 30, 1998      December 31, 1997
                                            -------------      -----------------
                                                      (In millions)
Notes payable to banks ...................    $  4,039.0         $  3,152.7
Senior debt ..............................       2,337.1            2,486.3
Senior subordinated debt .................         397.9              645.5
Subordinated debt ........................         978.3              971.4
Obligations under capital leases .........         494.2              527.0
Other notes ..............................          14.2               16.6
                                              ----------         ----------
                                                 8,260.7            7,799.5
Less current portion .....................          89.6              376.5
                                              ----------         ----------
                                              $  8,171.1         $  7,423.0
                                              ==========         ==========

The notes and debentures are presented net of an aggregate unamortized discount of $138.4 million as of June 30, 1998 and $148.6 million as of December 31, 1997.

Debt, including the current portion, as a percentage of total capitalization of the Company was 38% at June 30, 1998 and 37% at December 31, 1997.

On May 15, 1998, the Company redeemed all $100 million of Viacom International Inc.'s outstanding 8.75% Senior Subordinated Reset Notes due 2001 at a redemption price equal to 101% of the principal amount.

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

                 Management's Discussion and Analysis of Results
                      Of Operations and Financial Condition

At June 30, 1998, the Company was in compliance with all debt covenants and had satisfied all financial ratios and tests under the credit agreements. The Company expects to be in compliance and satisfy all such covenants and ratios as may be applicable from time to time during 1998.

The Company's scheduled maturities of indebtedness through December 31, 2002, assuming full utilization of the Company's credit agreements, as amended are $7.0 million (1998), $863.3 million (1999), $1.7 billion (2000), $2.0 billion
(2001) and $2.0 billion (2002). As of June 30, 1998, the Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

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

PART II -- OTHER INFORMATION

Item 4. Submission of Matters for a Vote of Security Holders

      The Annual Meeting of Stockholders of Viacom Inc. (the "Company") was held on May 28, 1998. The following matters were voted upon at the meeting:
(i) the election of 10 directors, and (ii) the appointment of PricewaterhouseCoopers LLP to serve as the Company's independent accountants until the 1999 Annual Meeting of Stockholders.

      The entire board of directors was reelected and the number of shares cast for or to withhold authority for the election of each director were as follows:

                                 No. of Shares        No. of Shares Voted
      Name                       Voted For            to Withhold Authority
      -------------------        -------------        ---------------------
      George S. Abrams           66,949,075                335,366
      Philippe P. Dauman         67,129,796                154,645
      Thomas E. Dooley           67,129,494                154,947
      Ken Miller                 66,950,988                333,453
      Brent D. Redstone          67,120,451                163,990
      Shari Redstone             67,120,039                164,402
      Sumner M. Redstone         67,123,006                161,435
      Frederic V. Salerno        66,807,374                477,067
      William Schwartz           67,126,510                157,931
      Ivan Seidenberg            66,806,110                478,331

      The votes cast for, against or abstaining from the approval of the appointment of PricewaterhouseCoopers LLP to serve as the Company's independent accountants until the 1999 Annual Meeting of Stockholders were as follows:

      Votes For:              Votes Against:              Abstentions:

      67,188,354                 74,231                     21,856

Item 6. Exhibits and Reports on Form 8-K for Viacom Inc.

(a)   Exhibits:

      10.1 Stock Purchase Agreement, dated as of May 17, 1998, among Viacom International Inc., Pearson Inc., and Pearson plc.

      11.   Statement re Computation of Net Earnings Per Share.

      18.   Letter re Change in Accounting Principles.

      27.   Financial Data Schedule.

(b)   Reports on Form 8-K for Viacom Inc.:

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      VIACOM INC.
                                        ----------------------------------------
                                                     (Registrant)


Date    August 13, 1998                 /s/ Sumner M. Redstone
     ---------------------              ----------------------------------------
                                        Sumner M. Redstone
                                        Chairman of the Board of Directors,
                                        Chief Executive Officer


Date    August 13, 1998                 /s/ George S. Smith, Jr.
     ---------------------              ----------------------------------------
                                        George S. Smith, Jr.
                                        Senior Vice President,
                                        Chief Financial Officer

                                  Exhibit Index

      10.1 Stock Purchase Agreement, dated as of May 17, 1998, among Viacom International Inc., Pearson Inc., and Pearson plc.

      11.   Statement re Computation of Net Earnings Per Share.

      18.   Letter re Change in Accounting Principles.

      27.   Financial Data Schedule.