Form 10-Q
period 1998-09-30
VIACOM INC
filed 1998-11-16
CIK 813828

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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
                                      ---     ----

Number of shares of Common Stock outstanding at October 31, 1998:

     Class A Common Stock, par value $.01 per share - 70,079,423

     Class B Common Stock, par value $.01 per share - 277,753,085

                         PART I - FINANCIAL INFORMATION


  Item 1. Financial Statements.

  VIACOM INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
  (Unaudited; all amounts, except per share amounts, are in millions)

                                                                                               Three months ended
                                                                                                  September 30,
                                                                                             ------------------------
                                                                                             1998               1997
                                                                                         -------------        ------

 Revenues............................................................................     $   4,019.1       $   3,511.2

 Expenses:
     Operating.......................................................................         2,437.4           2,154.9
     Selling, general and administrative.............................................           782.2             682.5
     Depreciation and amortization...................................................           233.2             219.6
                                                                                          -----------       -----------
          Total expenses.............................................................         3,452.8           3,057.0
                                                                                          -----------       -----------

 Operating income....................................................................           566.3             454.2

 Other income (expense):
     Interest expense, net...........................................................          (153.7)           (189.6)
     Other items, net................................................................           (12.6)             (2.3)
                                                                                          ------------      ------------
 Earnings from continuing operations before income taxes.............................           400.0             262.3

     Provision for income taxes......................................................          (240.5)           (221.3)
     Equity in loss of affiliated companies, net of tax..............................            (2.9)            (18.4)
     Minority interest...............................................................              .5               4.4
                                                                                          -------------     -----------
 Earnings from continuing operations.................................................           157.1              27.0

 Discontinued operations (Note 5):
     Loss, net of tax of $1.7 (1998) and $5.1 (1997).................................            (2.8)             (8.6)
     Gain (loss) on dispositions.....................................................           (15.9)            415.9
                                                                                          ------------      -----------
 Net earnings........................................................................           138.4             434.3
     Cumulative convertible preferred stock dividend requirement.....................           (15.0)            (15.0)
                                                                                          ------------      -----------
 Net earnings attributable to common stock...........................................     $     123.4       $     419.3
                                                                                          -----------       -----------
                                                                                          -----------       -----------
 Weighted average number of common shares:
     Basic...........................................................................           357.3             353.0
     Diluted.........................................................................           362.7             353.6

 Earnings per common share (Note 1):
     Basic:
       Earnings from continuing operations...........................................     $      .40        $      .03
       Net earnings..................................................................     $      .35        $     1.19

     Diluted:
       Earnings from continuing operations...........................................     $      .39        $       .03
       Net earnings..................................................................     $      .34        $      1.19

                 See notes to consolidated financial statements.

  VIACOM INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
  (Unaudited; all amounts, except per share amounts, are in millions)

                                                                                                      Nine months ended
                                                                                                         September 30,
                                                                                            ------------------------------------
                                                                                                1998                      1997
                                                                                             -------------             ---------
 Revenues............................................................................         $ 10,174.6             $    9,177.8

 Expenses:
      Operating......................................................................            6,849.7                  6,035.1
      Selling, general and administrative............................................            2,124.3                  1,873.0
      Depreciation and amortization..................................................              688.0                    688.4
                                                                                              ----------             ------------
            Total expenses...........................................................            9,662.0                  8,596.5
                                                                                              ----------             ------------
 Operating income....................................................................              512.6                    581.3

 Other income (expense):
      Interest expense, net..........................................................             (468.2)                  (588.1)
      Other items, net...............................................................              (24.7)                    62.7
                                                                                              -----------            ------------
 Earnings from continuing operations before income taxes.............................               19.7                     55.9

      Provision for income taxes.....................................................             (112.0)                  (142.5)
      Equity in loss of affiliated companies, net of tax.............................              (21.2)                   (73.0)
      Minority interest..............................................................                1.1                      4.5
                                                                                              ----------             ------------
 Loss from continuing operations.....................................................             (112.4)                  (155.1)

 Discontinued operations (Note 5):
      Loss, net of tax of $8.0 (1998) and $29.5 (1997)...............................              (12.9)                   (53.1)
      Gain (loss) on dispositions....................................................              (15.6)                   428.8
                                                                                              -----------            ------------
 Net earnings (loss).................................................................             (140.9)                   220.6
      Cumulative convertible preferred stock dividend requirement....................              (45.0)                   (45.0)
                                                                                              -----------            -------------
 Net earnings (loss) attributable to common stock....................................         $   (185.9)            $      175.6
                                                                                              ----------             ------------
                                                                                              ----------             ------------
 Weighted average number of common shares, basic and diluted..........................              356.4                    352.7

 Earnings (loss) per common share, basic and diluted (Note 1):
        Loss from continuing operations..............................................         $     (.44)            $      (.57)
        Net earnings (loss)..........................................................         $     (.52)            $       .50


                 See notes to consolidated financial statements.

  VIACOM INC. AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS
  (Unaudited; all amounts, except per share amounts, are in millions)

                                                                                       September 30,         December 31,
                                                                                          1998                  1997
                                                                                   ------------------     -----------------
                                 Assets
    Current Assets:
          Cash and cash equivalents............................................       $        312.9        $        292.3
          Receivables, less allowances of $117.9 (1998) and $99.8 (1997).......              2,459.1               2,397.7
          Inventory............................................................              2,217.9               2,252.7
          Other current assets.................................................                819.9                 770.8
                                                                                      --------------        --------------
               Total current assets............................................              5,809.8               5,713.5
                                                                                      --------------        --------------
    Property and equipment, at cost............................................              4,508.1               4,320.2
          Less accumulated depreciation........................................              1,401.1               1,122.5
                                                                                      --------------        --------------
               Net property and equipment......................................              3,107.0               3,197.7
                                                                                      --------------        --------------
    Inventory..................................................................              2,236.5               2,650.6
    Intangibles, at amortized cost.............................................             14,486.2              14,699.6
    Other assets...............................................................              2,175.6               2,027.3
                                                                                      --------------        --------------
                                                                                      $     27,815.1        $     28,288.7
                                                                                     ---------------       ---------------
                                                                                     ---------------       ---------------
                                 Liabilities and Shareholders' Equity
     Current Liabilities:
          Accounts payable.....................................................       $        724.7        $        699.7
          Accrued compensation.................................................                506.4                 441.7
          Participants' share, residuals and royalties payable.................              1,207.7                 951.3
          Income tax payable...................................................                 84.1                 556.3
          Current portion of long-term debt....................................                 89.2                 376.5
          Accrued expenses and other...........................................              1,820.1               2,027.0
                                                                                      --------------        --------------
               Total current liabilities.......................................              4,432.2               5,052.5
                                                                                      --------------        --------------
     Long-term debt............................................................              8,270.3               7,423.0
     Other liabilities.........................................................              2,107.0               2,429.6

     Commitments and contingencies (Note 10)

     Shareholders' Equity:
          Convertible Preferred Stock, par value $.01 per share;
                200.0 shares authorized; 24.0 shares issued and outstanding....              1,200.0               1,200.0
          Class A Common Stock, par value $.01 per share;
               200.0 shares authorized; 70.7 (1998) and 69.6 (1997)
               shares issued...................................................                  0.7                   0.7
          Class B Common Stock, par value $.01 per share;
               1,000.0 shares authorized; 295.5 (1998) and 284.8 (1997)
               shares issued...................................................                  2.9                   2.9
          Additional paid-in capital...........................................             10,535.1              10,333.1
          Retained earnings....................................................              1,903.1               2,089.0
          Accumulated other comprehensive income (loss)........................                  9.5                (12.6)
                                                                                      --------------        ---------------
                                                                                            13,651.3              13,613.1
          Less treasury stock, at cost; 13.3 (1998) and 6.5 (1997) shares......                645.7                 229.5
                                                                                     ---------------       ---------------
               Total shareholders' equity......................................             13,005.6              13,383.6
                                                                                     ---------------       ---------------
                                                                                     $      27,815.1       $      28,288.7
                                                                                     ---------------       ---------------
                                                                                     ---------------       ---------------

                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; all amounts are in millions)

                                                                                                Nine months ended September 30,
                                                                                                -------------------------------
                                                                                                    1998              1997
                                                                                                    ----              ----
     Operating Activities:
     Net earnings (loss)......................................................................  $ (140.9)          $  220.6
     Adjustments to reconcile net earnings to net cash flow from operating activities:
       Depreciation and amortization..........................................................     688.0              707.4
       Distribution from affiliated companies.................................................      14.5               47.8
       Loss (gain) on dispositions, net of tax................................................      15.6             (428.8)
       Gain on sale of cost investment........................................................     (10.7)              --
       Equity in loss of affiliated companies.................................................      21.2               73.0
       Gain on television stations swap.......................................................      --               (102.1)
       Change in operating assets and liabilities:
           Increase in receivables............................................................     (74.6)            (349.9)
           Decrease (increase) in inventory and related programming liabilities, net..........     476.0              (26.9)
           Decrease (increase) in pre-publication costs, net..................................      21.9               (9.6)
           Increase in prepaid expenses and other current assets..............................     (40.8)             (72.0)
           Increase in unbilled receivables...................................................       (.3)             (82.4)
           Decrease in accounts payable and accrued expenses..................................    (261.4)            (324.5)
           Decrease in income taxes payable and deferred income taxes, net....................    (501.4)            (165.7)
           Increase (decrease) in deferred income.............................................       8.7              (90.8)
           Other, net.........................................................................       5.2              129.3
                                                                                                --------           --------
     Net cash flow from operating activities..................................................     221.0             (474.6)
                                                                                                --------           ---------
     Investing Activities:
        Capital expenditures..................................................................    (417.2)            (401.1)
        Acquisitions, net of cash acquired....................................................    (103.9)             (70.8)
        Proceeds from dispositions............................................................     122.5            1,111.9
        Investments in and advances to affiliated companies...................................     (66.5)            (257.5)
        Proceeds from sale of cost investment.................................................      19.2               --
        Proceeds from sales of short-term investments.........................................      74.5              135.0
        Purchases of short-term investments...................................................     (68.8)             (75.5)
        Other, net............................................................................     (15.7)              21.2
                                                                                                ---------          --------
     Net cash flow from investing activities..................................................    (455.9)             463.2
                                                                                                ---------          --------
     Financing Activities:
        Borrowings from banks, net............................................................     917.6              130.2
        Repayment of Senior Notes.............................................................    (400.0)              --
        Purchase of treasury stock and warrants...............................................    (312.2)              (9.8)
        Proceeds from exercise of stock options and warrants..................................     156.5               36.3
        Payment of capital lease obligations..................................................     (55.3)             (80.9)
        Payment of Preferred Stock dividends..................................................     (45.0)             (45.0)
        Other, net............................................................................      (6.1)              (9.9)
                                                                                                --------           ---------
     Net cash flow from financing activities..................................................     255.5               20.9
                                                                                                --------           --------
        Net increase in cash and cash equivalents.............................................      20.6                9.5
        Cash and cash equivalents at beginning of the period..................................     292.3              209.0
                                                                                                --------           --------
     Cash and cash equivalents at end of period...............................................  $  312.9           $  218.5
                                                                                                --------           --------
                                                                                                --------           --------
     Supplemental cash flow information:
        Cash payments for interest, net of amounts capitalized................................  $  524.8           $  669.0
        Cash payments for income taxes........................................................     640.0               65.4

     Non cash investing and financing activities:
        Property and equipment acquired under capitalized leases..............................  $   33.5           $   22.7

                 See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Tabular dollars in millions, except per share amounts)


1) BASIS OF PRESENTATION

Viacom Inc. (the "Company") is a diversified entertainment and publishing company with operations in four segments: (i) Networks and Broadcasting, (ii) Entertainment, (iii) Video and Theme Parks and (iv) Publishing. See Note 5 regarding the presentation of discontinued operations.

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

Net Earnings (Loss) per Common Share -- The Company adopted Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share" ("SFAS 128") in the fourth quarter of 1997. For the three months ended September 30, 1998 and 1997, diluted earnings per share reflects the effect of the assumed exercise of stock options as such effect is dilutive. For the nine months ended September 30, 1998 and 1997, the effect of the assumed exercise of stock options is antidilutive and therefore, not reflected in diluted earnings (loss) per common share. For each of the periods presented, the effect of the assumed conversion of Preferred Stock is antidilutive and therefore, not reflected in diluted net earnings (loss) per common share. Prior period amounts have been restated to conform to the requirements of SFAS 128. The numerator used in the calculation of both basic and diluted EPS from continuing operations for each respective period reflects earnings (loss) from continuing operations less preferred stock dividends.

Comprehensive Income (Loss) -- The Company adopted SFAS 130, "Reporting Comprehensive Income", effective January 1, 1998. Total comprehensive income
(loss) for the nine months ended September 30, 1998 and 1997 was a loss of $118.8 million and income of $202.6 million, respectively. Total comprehensive income (loss) for the Company includes net earnings (loss) and other comprehensive income items including currency translation adjustments, unrealized gain on securities and minimum pension liability adjustments.

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)


Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective for fiscal years beginning after June 15, 1999. The Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a material effect on its financial statements.

2) PENDING TRANSACTION

On May 17, 1998, the Company announced that it has signed an agreement to sell its educational, professional, and reference publishing businesses to Pearson plc for $4.6 billion. The Company will retain its consumer operations, including the Simon & Schuster name. Net after-tax cash proceeds from the transaction, which are estimated to be approximately $3.8 billion, will be used to repay debt. The Company expects to complete this sale in the fourth quarter of 1998.

3) CHANGE IN ACCOUNTING METHOD FOR RENTAL INVENTORY

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

Pursuant to the new accounting method, the Company records base stock videocassettes (generally less than five copies per title for each store) at cost and amortizes a portion of these costs on an accelerated basis over three months, generally to $8 per unit, with the remaining base stock videocassette costs amortized on a straight-line basis over 33 months to an estimated $4 salvage value. The cost of non-base stock videocassettes (generally greater than five copies per title for each store) is amortized on an accelerated basis over three months to an estimated $4 salvage value. Video games are amortized on an accelerated basis over a 12 month period to an estimated $10 salvage value. Revenue sharing payments are expensed when revenues are earned pursuant to the applicable contractual arrangements.

The new method of accounting has been applied to rental inventory held as of April 1, 1998. The adoption of the new method of amortization has been accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, the Company recorded a pre-tax charge of $436.7 million to operating expenses in the second quarter of 1998. Approximately $424.3 million of the charge represents an adjustment to the carrying value of

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)




the rental tapes due to the new method of accounting and approximately $12.4 million represents a write-down of retail inventory.

The Company believes that the new amortization method developed for Blockbuster's new business model will result in a better matching of revenue and expense recognition. Under the new model, operating expense attributable to videocassettes is comprised of revenue sharing payments which are expensed when earned and amortization of up-front product costs. The calculation of the change in operating expense attributable to videocassettes and games for the three and nine months ended September 30, 1998 would not be meaningful because the method of accounting applied prior to April 1, 1998 did not contemplate the new business model.

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

4) ACCOUNTS RECEIVABLE

As of September 30, 1998, the Company had outstanding an aggregate of $409.2 million under revolving receivable securitization programs. Proceeds from the sale of these receivables were used to reduce outstanding borrowings. The resulting loss on the sale of receivables was not material to the Company's financial position and results of operations.

5) DISCONTINUED OPERATIONS

On October 26, 1998, the Company completed the sale of its music retail stores to Wherehouse Entertainment, Inc. for $115 million in cash and recorded a net loss on the transaction of $138.5 million. This loss is reflected as part of the loss on dispositions for the three and nine months ended September 30, 1998. The Company had previously closed the remaining music stores that were not part of the transaction.

During the third quarter of 1998, Spelling Entertainment Group Inc. ("Spelling") completed the sale of the development operations of Virgin Interactive Entertainment Limited ("Virgin") to Electronic Arts Inc. for $122.5 million in cash. In addition, on November 10, 1998, Spelling completed the sale of all non-U.S. operations of Virgin to an investor group. Included in the loss on dispositions for the three and nine months ended September 30, 1998 are additional reserves of $20.3 million, net of minority interest, which provided for Virgin's operating losses through its disposition. The Company also recorded a tax benefit related to the sale of Virgin of $134.0 million which is reflected as part of the loss on dispositions for the three and nine months ended September 30, 1998.

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


For the three- and nine-month periods ended September 30, 1998 and 1997, the Company has recognized the reversal of cable split-off reserves that were no longer required.

The gain on dispositions for the three- and nine-month periods ended September 30, 1997 includes the gain of approximately $416 million, net of tax, from the sale of the Company's radio business to Chancellor Media Corp.

      Summarized financial data of discontinued operations are as follows:



                                                         Music         Radio       Total
                                                         -----         -----       -----
Results of discontinued operations:
For the three months ended September 30, 1998(1)
Revenues .......................................      $   37.6      $   --     $   37.6
Loss from operations before income taxes .......          (4.5)         --         (4.5)
Benefit from income taxes ......................           1.7          --          1.7
Net loss .......................................          (2.8)         --         (2.8)

For the three months ended September 30, 1997
Revenues .......................................      $  136.3      $   --     $  136.3
Loss from operations before income taxes .......         (13.7)         --        (13.7)
Benefit from income taxes ......................           5.1          --          5.1
Net loss .......................................          (8.6)         --         (8.6)

For the nine months ended September 30,1998(2)
Revenues .......................................      $  293.5      $   --     $  293.5
Loss from operations before income taxes .......         (20.9)         --        (20.9)
Benefit from income taxes ......................           8.0          --          8.0
Net loss .......................................         (12.9)         --        (12.9)

For the nine months ended September 30, 1997
Revenues .......................................      $  418.2      $ 57.1     $  475.3
Earnings (loss) from operations before
   income taxes ................................        (107.1)       24.5        (82.6)
Benefit (provision) for income taxes ...........          40.1       (10.6)        29.5
Net earnings (loss) ............................         (67.0)       13.9        (53.1)


                                                     At September 30, 1998(3)       At December 31, 1997(4)
                                                     ------------------------       -----------------------
Financial position:
Current assets ...........................                    $  269.0                   $  114.9
Net property and equipment ...............                        88.3                       14.5
Other assets .............................                        40.5                      153.1
Total liabilities ........................                      (467.0)                    (293.0)
                                                              ---------                  ---------
Net liabilities of discontinued operations                    $  (69.2)                  $  (10.5)
                                                              ---------                  ---------
                                                              ---------                  ---------


    (1) Results of operations reflect the music business for the period July 1 through August 10.

    (2) Results of operations reflect the music business for the period January 1 through August 10.

    (3) Financial position data reflects Blockbuster Music and Interactive game businesses.

    (4)   Financial position data reflects Interactive game businesses.

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


6) BLOCKBUSTER CHARGES

In the second quarter of 1997, Blockbuster recorded a pre-tax charge of $322.8 million (the "Blockbuster charge"). The Blockbuster charge consisted of operating expenses of approximately $247.5 million, associated with the reduction in the carrying value of excess inventory and the reorganizing and closing of underperforming Blockbuster stores in certain international markets. Approximately $71.8 million of this charge relates to the music retail stores and has been presented as part of discontinued operations. The Blockbuster charge also consists of depreciation expense attributable to the write-off of fixed assets of $45.9 million, of which approximately $0.8 million has been presented as part of discontinued operations, and write-offs attributable to international joint ventures accounted for under the equity method of $29.4 million. With respect to the 1996 Blockbuster restructuring charge, the Company has paid and charged approximately $34.8 million against the severance liability and other exit costs associated with the Dallas relocation through September 30, 1998.

7) INVENTORIES

                                                                           September 30, 1998       December 31, 1997
                                                                           ------------------       -----------------
       Prerecorded videocassettes ...................................           $    385.0                $    559.2
       Videocassette rental inventory................................                389.2                     722.8
       Publishing:
          Finished goods.............................................                310.1                     301.2
          Work in process............................................                 34.5                      30.3
          Material and supplies......................................                 17.9                      23.3
       Other.........................................................                 25.6                      20.6
                                                                                ----------                ----------
                                                                                   1,162.3                   1,657.4
          Less current portion.......................................                910.4                     934.8
                                                                                ----------                ----------
                                                                                     251.9                     722.6
                                                                                ----------                ----------
       Theatrical and television inventory:
          Theatrical and television productions:
                 Released............................................              1,733.5                   1,736.0
                 Completed, not released.............................                  6.7                      17.8
                 In process and other................................                313.0                     341.4
          Program rights.............................................              1,238.9                   1,150.7
                                                                                ----------                ----------
                                                                                   3,292.1                   3,245.9
          Less current portion.......................................              1,307.5                   1,317.9
                                                                                ----------                ----------
                                                                                   1,984.6                   1,928.0
                                                                                ----------                ----------
       Total Current Inventory.......................................             $2,217.9                $  2,252.7
                                                                                ----------                ----------
                                                                                ----------                ----------
       Total Non-Current Inventory...................................           $  2,236.5                $  2,650.6
                                                                                ----------                ----------
                                                                                ----------                ----------

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

    At September 30, 1998, the Company's scheduled maturities of indebtedness through December 31, 2002, assuming full utilization of the credit agreements are $7.0 million (1998), $863.3 million (1999), $1.7 billion
    (2000), $2.0 billion (2001) and $2.0 billion (2002). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

    9) TREASURY STOCK

    On August 31, 1998, the Company initiated a repurchase program to acquire up to $1.75 billion of one or more classes of the Company's equity securities. As of September 30, 1998, the Company repurchased 6,000 shares of Class A Common Stock, 6,858,200 shares of Class B Common Stock and 1,416,000 Viacom Five-Year Warrants, expiring on July 7, 1999 for approximately $423.9 million in the aggregate. The cost of the acquired treasury stock has been reflected separately as a reduction to shareholders' equity. The acquired warrants have been canceled and the cost has been reflected as a reduction to additional paid-in capital.

    At September 30, 1998 and December 31, 1997, respectively, there were 10,106,695 and 11,522,695 outstanding Viacom Five-Year Warrants, expiring July 7, 1999. The decrease in the outstanding Viacom Five-Year Warrants is attributable to the repurchase program.

    As of the close of business on November 13, 1998, the Company repurchased 6,000 shares of Class A Common Stock, 12,358,100 shares of Class B Common Stock and 3,026,400 Viacom Five-Year Warrants, expiring on July 7, 1999, for approximately $751.0 million in the aggregate.

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)


    10) COMMITMENTS AND CONTINGENCIES

    The commitments of the Company for program license fees, which are not reflected in the balance sheet as of September 30, 1998 and are estimated to aggregate approximately $1.3 billion, principally reflect Showtime Networks Inc.'s ("SNI's") commitments of approximately $1.2 billion for the acquisition of programming rights and the production of original programming. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments to acquire programming rights are contingent upon delivery of motion pictures and original programming which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

    11) PROVISION FOR INCOME TAXES

    The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated annual effective tax rates of 59.3% for 1998 and 55.9% for 1997 were both adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the estimated annual effective tax rates would have been 33.2% for 1998 and 43.7% for 1997.

    Due to the unusual nature of the 1998 second quarter charge associated with the change in accounting for rental tape amortization and the 1997 Blockbuster charge, the full income tax effects are reflected in the second quarter 1998 and second quarter 1997 tax provisions, respectively, and are excluded from the estimated annual effective tax rates.

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

    12) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

                                                                             Three Months Ended September 30, 1998
                                                     ----------------------------------------------------------------------------
                                                                                        Non-                             The
                                                      Viacom         Viacom          Guarantor                         Company
                                                       Inc.       International      Affiliates     Eliminations     Consolidated
                                                      --------    --------------   ------------     -------------   -------------

 Revenues.....................................         $   7.6       $  458.4      $ 3,556.2         $     (3.1)      $  4,019.1

 Expenses:
     Operating................................             5.9          121.9        2,312.7               (3.1)         2,437.4
     Selling, general and administrative......             0.3          172.5          609.4                 --            782.2
     Depreciation and amortization............             0.3           21.7          211.2                 --            233.2
                                                      --------       --------     ----------         ----------       ----------
          Total expenses......................             6.5          316.1        3,133.3               (3.1)         3,452.8
                                                      --------       --------     ----------         -----------      ----------

 Operating income ............................             1.1          142.3          422.9                 --            566.3

 Other income (expense):
     Interest expense, net....................          (133.1)          (7.7)         (12.9)                --           (153.7)
     Other items, net.........................            (6.0)          (1.7)          (4.9)                --            (12.6)
                                                      ---------      ---------     ----------        ----------       ----------
 Earnings (loss) from continuing operations
     before income taxes......................          (138.0)         132.9          405.1                 --            400.0

     Benefit (provision) for income taxes.....            56.6          (54.5)        (242.6)                             (240.5)
     Equity in earnings (loss) of affiliated
       companies, net of tax..................           219.8           (1.4)          (6.2)            (215.1)            (2.9)
     Minority interest........................              --           (0.1)           0.6                 --              0.5
                                                      --------       ---------    ----------         ----------       ----------
 Earnings from continuing operations..........           138.4           76.9          156.9             (215.1)           157.1
 Discontinued operations:
     Loss, net of tax.........................              --            --            (2.8)                --             (2.8)
     Gain (loss) on dispositions..............              --          142.9         (158.8)                --            (15.9)
                                                      --------       --------      -----------       ----------         ---------
 Net earnings.................................           138.4          219.8           (4.7)            (215.1)           138.4
     Cumulative convertible preferred
       stock dividend requirement.............           (15.0)            --              --               --             (15.0)
                                                      ---------      --------     -----------        ---------        -----------
 Net earnings (loss) attributable to common
     stock....................................       $   123.4       $  219.8      $    (4.7)        $   (215.1)      $    123.4
                                                      --------       --------     ----------         -----------      ----------
                                                      --------       --------     ----------         -----------      ----------

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)


                                                                         Nine Months Ended September 30, 1998
                                                    ------------------------------------------------------------------------------
                                                                                       Non-                              The
                                                      Viacom          Viacom         Guarantor                         Company
                                                       Inc.       International     Affiliates      Eliminations     Consolidated
                                                    ----------    -------------     ----------      ------------     ------------

Revenues.....................................       $     28.2     $  1,196.3      $  8,966.0       $   (15.9)       $10,174.6

Expenses:
    Operating................................             23.3          385.2         6,457.1           (15.9)         6,849.7
    Selling, general and administrative......              1.7          443.4         1,679.2              --          2,124.3
    Depreciation and amortization............              1.5           63.4           623.1              --            688.0
                                                   -----------    -----------     -----------     -----------      -----------
         Total expenses......................             26.5          892.0         8,759.4           (15.9)         9,662.0
                                                   -----------    -----------     -----------     ------------     -----------
Operating income.............................              1.7          304.3           206.6              --            512.6

Other income (expense):
    Interest expense, net....................           (397.9)         (28.7)          (41.6)             --           (468.2)
    Other items, net.........................            (15.1)           6.4           (16.0)             --            (24.7)
                                                   ------------   ------------    ------------    -----------      ------------
Earnings (loss) from continuing operations
    before income taxes......................           (411.3)         282.0           149.0              --             19.7

    Benefit (provision) for income taxes.....            168.6         (115.6)         (165.0)             --           (112.0)
    Equity in earnings (loss) of affiliated
      companies, net of tax..................            101.8         (208.9)          (31.4)          117.3            (21.2)
    Minority interest........................               --            1.1              --              --              1.1
                                                   -----------    -----------     ------------    -----------      -----------
Loss from continuing operations..............           (140.9)         (41.4)          (47.4)          117.3           (112.4)
Discontinued operations:
    Loss, net of tax.........................               --             --           (12.9)             --            (12.9)
    Gain (loss) on dispositions..............               --          143.2          (158.8)             --            (15.6)
                                                   -----------    -----------     ------------    -----------      ------------
Net earnings (loss)..........................           (140.9)         101.8          (219.1)          117.3           (140.9)
    Cumulative convertible preferred
      stock dividend requirement.............            (45.0)            --               --             --            (45.0)
                                                   ------------   -----------     ------------    -----------      ------------
Net earnings (loss) attributable to
    common stock.............................      $   (185.9)    $     101.8     $    (219.1)      $   117.3       $   (185.9)
                                                   ------------   -----------     ------------    -----------      ------------
                                                   ------------   -----------     ------------    -----------      ------------

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)



                                                                          Three Months Ended September 30, 1997
                                                      -------------------------------------------------------------------------
                                                                                        Non-                            The
                                                       Viacom          Viacom        Guarantor                        Company
                                                        Inc.       International     Affiliates   Eliminations     Consolidated
                                                    ----------     -------------     ----------   ------------     ------------
 Revenues.......................................    $       6.8   $      380.6     $   3,132.2     $     (8.4)     $ 3,511.2

 Expenses:
     Operating..................................            6.0          118.7         2,038.6           (8.4)       2,154.9
     Selling, general and administrative........            0.7          135.5           546.3              --         682.5
     Depreciation and amortization..............            0.8           17.3           201.5              --         219.6
                                                    -----------   ------------     -----------      ----------   ------------
          Total expenses........................            7.5          271.5         2,786.4           (8.4)       3,057.0
                                                    -----------   ------------     -----------      ----------   -----------

 Operating income (loss)........................           (0.7)         109.1           345.8             --           454.2

 Other income (expense):
     Interest expense, net......................         (160.2)         (12.3)          (17.1)             --         (189.6)
     Other items, net...........................             --           (0.2)           (2.1)             --           (2.3)
                                                    -----------   -------------    ------------     ----------   -------------
 Earnings (loss) from continuing operations
    before income taxes.........................         (160.9)          96.6           326.6             --           262.3

     Benefit (provision) for income taxes.......           67.6          (40.6)         (248.3)            --          (221.3)
     Equity in earnings (loss) of affiliated
       companies, net of tax....................          527.6           56.1            (1.9)        (600.2)          (18.4)
     Minority interest..........................             --           (0.3)            4.7             --             4.4
                                                    -----------   -------------    -----------      ---------    ------------
 Earnings from continuing operations............          434.3          111.8            81.1         (600.2)           27.0
 Discontinued operations:
     Loss, net of tax ..........................             --            --             (8.6)            --            (8.6)
     Gain on dispositions.......................             --          415.9              --             --           415.9
                                                    -----------   ------------     -----------      ---------    ------------
 Net earnings...................................          434.3          527.7            72.5         (600.2)          434.3
     Cumulative convertible preferred
       stock dividend requirement...............          (15.0)            --              --             --           (15.0)
                                                    ------------  ------------     -----------      ---------    ------------
 Net earnings attributable to common stock......    $     419.3   $      527.7     $      72.5      $  (600.2)     $    419.3
                                                    ------------  ------------     -----------      ---------    ------------
                                                    ------------  ------------     -----------      ---------    ------------

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                         Nine Months Ended September 30, 1997
                                                   -------------------------------------------------------------------------
                                                                                     Non-                            The
                                                     Viacom         Viacom         Guarantor                       Company
                                                      Inc.       International    Affiliates    Eliminations    Consolidated
                                                   ---------     -------------    ----------    ------------    ------------

Revenues ..................................      $   15.1     $  983.1          $  8,199.3     $  (19.7)         $  9,177.8

Expenses:
    Operating .............................          12.0        326.5             5,716.3        (19.7)            6,035.1
    Selling, general and administrative ...           1.2        362.8             1,509.0         --               1,873.0
    Depreciation and amortization .........           1.4         49.2               637.8         --                 688.4
                                                ---------     --------          ----------     --------          ----------
         Total expenses ...................          14.6        738.5             7,863.1        (19.7)            8,596.5
                                                ---------     --------          ----------     --------          ----------
Operating income ..........................           0.5        244.6               336.2         --                 581.3

Other income (expense):
    Interest expense, net .................        (492.4)       (44.8)              (50.9)        --                (588.1)
    Other items, net ......................          --           (1.8)               64.5         --                  62.7
                                                ---------     --------          ----------     --------          ----------
Earnings (loss) from continuing operations
    before income taxes ...................        (491.9)       198.0               349.8         --                  55.9

    Benefit (provision) for income taxes ..         206.6        (83.2)             (265.9)        --                (142.5)
    Equity in earnings (loss) of affiliated
      companies, net of tax ...............         505.6        (39.4)              (28.8)      (510.4)              (73.0)
    Minority interest .....................          --           (1.3)                5.8         --                   4.5
                                                ---------     --------          ----------     --------          ----------
Earnings (loss) from continuing operations          220.3         74.1                60.9       (510.4)             (155.1)
Discontinued operations:
    Earnings (loss), net of tax ...........           0.3          2.7               (56.1)        --                 (53.1)
    Gain on dispositions ..................          --          428.8                --           --                 428.8
                                                ---------     --------          ----------     --------          ----------
Net earnings ..............................         220.6        505.6                 4.8       (510.4)              220.6
    Cumulative convertible preferred
      stock dividend requirement ..........         (45.0)        --                  --           --                 (45.0)
                                                ---------     --------          ----------     --------          ----------
Net earnings attributable to
    common stock ..........................      $  175.6     $  505.6          $      4.8     $ (510.4)         $    175.6
                                                ---------     --------          ----------     --------          ----------
                                                ---------     --------          ----------     --------          ----------


                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)



                                                                           September 30, 1998
                                           -------------------------------------------------------------------------------
                                                                                  Non-                           The
                                               Viacom           Viacom         Guarantor                        Company
                                                 Inc.        International     Affiliates   Eliminations      Consolidated
                                               -------       -------------     ----------   ------------      ------------
Assets
Current Assets:
      Cash and cash equivalents ........     $        8.9     $     158.6   $      145.4    $       --     $       312.9
      Receivables, net .................              6.2           389.2        2,165.0          (101.3)        2,459.1
      Inventory ........................             13.9           135.6        2,068.4            --           2,217.9
      Other current assets .............              1.2           107.7          716.3            (5.3)          819.9
                                             ------------     -----------  -------------  --------------   -------------
         Total current assets ..........             30.2           791.1        5,095.1          (106.6)        5,809.8
                                             ------------    -----------   -------------  --------------   -------------


Property and equipment, at cost ........             13.4           545.6        3,949.1            --           4,508.1
      Less accumulated depreciation ....              2.8           171.8        1,226.5            --           1,401.1
                                             ------------     -----------  -------------   -------------  --------------
      Net property and equipment .......             10.6           373.8        2,722.6            --           3,107.0
                                             ------------     -----------  -------------   -------------  --------------

Inventory ..............................             --             378.6        1,857.9            --           2,236.5
Intangibles, at amortized cost .........            110.2           535.4       13,840.6            --          14,486.2
Investments in consolidated subsidiaries          5,813.8        17,741.5           --         (23,555.3)           --
Other assets ...........................             85.9           247.7        1,784.3            57.7         2,175.6
                                             ------------     -----------  -------------   -------------  --------------
                                             $    6,050.7     $  20,068.1   $   25,300.5    $  (23,604.2)  $    27,815.1
                                             ------------     -----------  -------------   -------------  --------------
                                             ------------     -----------  -------------   -------------  --------------

Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable ..................     $       54.1     $      58.0   $      680.7    $      (68.1)  $       724.7
     Accrued compensation ..............             --             104.1          402.3            --             506.4
     Participants' share, residuals and
       royalties payable ...............             --              --          1,207.7            --           1,207.7
     Income tax payable ................             --             620.4            (.2)         (536.1)           84.1
     Current portion of long-term debt .             --               7.4           81.8            --              89.2
     Accrued expenses and other ........            145.5           431.5        1,297.1           (54.0)        1,820.1
                                             ------------    ------------  -------------  --------------  --------------
       Total current liabilities .......            199.6         1,221.4        3,669.4          (658.2)        4,432.2
                                             ------------    ------------  -------------  --------------  --------------

Long-term debt .........................          5,988.2         1,743.5          538.6            --           8,270.3
Other liabilities ......................        (21,958.5)        4,903.7       10,909.9         8,251.9         2,107.0

Shareholders' Equity:
     Preferred stock ...................          1,200.0           102.9          242.0          (344.9)        1,200.0
     Common Stock ......................              3.6           198.6          598.4          (797.0)            3.6
     Additional paid-in capital ........         10,535.1         6,953.3        9,503.9       (16,457.2)       10,535.1
     Retained earnings .................         10,728.4         4,842.5          (69.0)      (13,598.8)        1,903.1
     Accumulated other comprehensive
       income (loss) ...................             --             102.2          (92.7)           --               9.5
                                            -------------    ------------  -------------   -------------  --------------
                                                 22,467.1        12,199.5       10,182.6       (31,197.9)       13,651.3
     Less treasury stock, at cost ......            645.7            --             --              --             645.7
                                             ------------     -----------  -------------   -------------  --------------
       Total shareholders' equity ......         21,821.4        12,199.5       10,182.6       (31,197.9)       13,005.6
                                            -------------    ------------  -------------  --------------  --------------
                                             $    6,050.7     $  20,068.1   $   25,300.5    $  (23,604.2)  $    27,815.1
                                            -------------    ------------  -------------  --------------  --------------
                                            -------------    ------------  -------------  --------------  --------------

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)



                                                                                  December 31, 1997
                                                      -----------------------------------------------------------------------------
                                                                                          Non-                            The
                                                        Viacom            Viacom       Guarantor                        Company
                                                         Inc.         International    Affiliates     Eliminations    Consolidated
                                                        -------       -------------    ----------     ------------    ------------
      Assets
      Current Assets:
            Cash and cash equivalents............     $        .1      $      91.5     $     200.7   $        --        $    292.3
            Receivables, net.....................            10.2            384.0         2,047.0         (43.5)          2,397.7
            Inventory............................            13.3            100.5         2,138.9            --           2,252.7
            Other current assets.................            (6.1)            55.6           719.4           1.9             770.8
                                                         --------       ----------     -----------    ----------        -----------
               Total current assets..............            17.5            631.6         5,106.0         (41.6)          5,713.5
                                                         --------       ----------     -----------    ----------        -----------

      Property and equipment, at cost............            12.4            478.9         3,828.9            --           4,320.2
            Less accumulated depreciation........             2.2            131.9           988.4            --           1,122.5
                                                         --------       ----------     -----------    ----------        -----------
              Net property and equipment.........            10.2            347.0         2,840.5            --           3,197.7
                                                         --------       ----------     -----------    ----------        -----------
      Inventory..................................              --            318.2         2,332.4            --           2,650.6
      Intangibles, at amortized cost.............           112.4            534.4        14,052.8            --          14,699.6
      Investments in consolidated subsidiaries...         8,256.9          9,303.0              --     (17,559.9)               --
      Other assets...............................           (11.3)           238.0         1,719.7          80.9           2,027.3
                                                         --------       ----------     -----------    ----------        -----------
                                                         $8,385.7        $11,372.2       $26,051.4    $(17,520.6)        $28,288.7
                                                         --------       ----------     -----------    ----------        -----------
                                                         --------       ----------     -----------    ----------        -----------
      Liabilities and Shareholders' Equity
      Current Liabilities:
           Accounts payable......................      $       --      $      36.0     $     803.3  $     (139.6)       $    699.7
           Accrued compensation..................              --            122.4           319.3            --             441.7
           Participants share, residuals and
              royalties payable..................              --               --           951.3            --             951.3
           Income tax payable....................            (6.2)         1,405.9          (307.2)       (536.2)            556.3
           Current portion of long-term debt.....           150.0            156.5            70.0            --             376.5
           Accrued expenses and other............           113.3            542.1         1,274.1          97.5           2,027.0
                                                         --------       ----------     -----------    ----------        -----------
             Total current liabilities...........           257.1          2,262.9         3,110.8        (578.3)          5,052.5
                                                         --------       ----------     -----------    ----------        -----------

      Long-term debt.............................         4,760.5          1,953.9           708.6            --           7,423.0
      Other liabilities..........................       (14,112.9)        (4,498.2)       20,248.7         792.0           2,429.6

      Shareholders' Equity:
           Preferred stock.......................         1,200.0               --              --            --           1,200.0
           Common Stock..........................             3.6            256.6           835.3      (1,091.9)              3.6
           Additional paid-in capital............        10,333.2          6,745.9         1,071.0      (7,817.0)         10,333.1
           Retained earnings.....................         6,173.7          4,590.6           150.1      (8,825.4)          2,089.0
           Accumulated other comprehensive
             income (loss).......................              --             60.5           (73.1)           --            (12.6)
                                                         --------       ----------     -----------    ----------        -----------
                                                         17,710.5         11,653.6         1,983.3     (17,734.3)         13,613.1
           Less treasury stock, at cost..........           229.5               --              --            --             229.5
                                                         --------       ----------     -----------    ----------        -----------
             Total shareholders' equity..........        17,481.0         11,653.6         1,983.3     (17,734.3)         13,383.6
                                                         --------       ----------     -----------    ----------        -----------
                                                        $ 8,385.7        $11,372.2       $26,051.4    $(17,520.6)        $28,288.7
                                                         --------       ----------     -----------    ----------        -----------
                                                         --------       ----------     -----------    ----------        -----------


                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)


                                                                      Nine Months Ended September 30, 1998
                                                       -----------------------------------------------------------------------
                                                                                       Non-                            The
                                                        Viacom          Viacom      Guarantor                        Company
                                                          Inc.       International  Affiliates   Eliminations     Consolidated
                                                      ---------      -------------  ----------   ------------     ------------
Net cash flow from operating activities .......         $(101.8)       $(805.1)      $1,127.9     $       --          $221.0
                                                      ----------       --------     ---------     ----------         --------

Investing Activities:
   Capital expenditures .......................            --            (84.7)        (332.5)            --          (417.2)
   Acquisitions, net of cash acquired .........           (12.0)          --            (91.9)            --          (103.9)
   Proceeds from dispositions .................            --             --            122.5             --           122.5
   Investments in and advances to
      affiliated companies ....................            --             (1.0)         (65.5)            --           (66.5)
   Proceeds from sale of cost investment ......            --             19.2           --               --            19.2
   Proceeds from sale of short-term investments            --             74.5           --               --            74.5
   Purchases of short-term investments ........            --            (68.8)          --               --           (68.8)
   Other, net .................................            --             (9.7)          (6.0)            --           (15.7)
                                                      ----------       --------     ---------     ----------         --------
Net cash flow from investing activities .......           (12.0)         (70.5)        (373.4)            --          (455.9)
                                                      ----------       --------     ---------     ----------         --------

Financing Activities:
   Borrowings from banks, net .................         1,172.1         (109.0)        (145.5)            --           917.6
   Repayment of Senior Notes ..................          (150.0)        (250.0)          --               --          (400.0)
   Purchase of treasury stock & warrants ......          (312.2)          --             --               --          (312.2)
   Proceeds from exercise of stock options
     and warrants .............................           156.5           --             --               --           156.5
   Payment of capital lease obligations .......            --            (20.6)         (34.7)            --           (55.3)
   Payment of Preferred Stock dividends .......           (45.0)          --             --               --           (45.0)
   Increase (decrease) in intercompany
     payables .................................          (698.8)       1,322.3         (623.5)            --            --
   Other, net .................................            --             --             (6.1)            --            (6.1)
                                                      ----------       --------     ---------     ----------         --------
Net cash flow from financing activities .......           122.6          942.7         (809.8)            --           255.5
                                                      ----------       --------     ---------     ----------         --------
   Net increase (decrease) in cash
     and cash equivalents .....................             8.8           67.1          (55.3)            --            20.6
   Cash and cash equivalents at beginning
     of period ................................              .1           91.5          200.7             --           292.3
                                                      ----------       --------     ---------     ----------         --------
Cash and cash equivalents at end of period ....       $     8.9        $ 158.6      $   145.4      $      --          $312.9
                                                      ----------       --------     ---------     ----------         --------
                                                      ----------       --------     ---------     ----------         --------

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                        Nine Months Ended September 30, 1997
                                                        -------------------------------------------------------------------------
                                                                                         Non-                             The
                                                         Viacom          Viacom        Guarantor                      Company
                                                           Inc.      International     Affiliates    Eliminations    Consolidated
                                                        ---------    -------------   ------------    -------------   -------------

Net cash flow from operating activities..........        $   30.6       $   (213.1)  $   (292.1)        $       --     $  (474.6)
                                                         --------    --------------  -----------        ----------     ----------
Investing Activities:
  Capital expenditures............................             --            (14.1)      (387.0)                --        (401.1)
  Acquisitions, net of cash acquired..............             --              --         (70.8)                --         (70.8)
  Proceeds from dispositions......................             --          1,111.9           --                 --       1,111.9
  Investments in and advances to
      affiliated companies........................             --            (31.6)      (225.9)                --        (257.5)
  Proceeds from sale of short-term investments....             --            135.0           --                 --         135.0
  Purchases of short-term investments.............             --            (75.5)          --                 --         (75.5)
  Other, net......................................           (9.0)           (15.5)        45.7                 --          21.2
                                                      ------------   --------------  ----------         ----------     ---------
Net cash flow from investing activities...........           (9.0)         1,110.2       (638.0)                --         463.2
                                                      ------------   -------------- -----------        -----------     ---------

Financing Activities:
  Borrowings from banks, net......................          256.2           (148.0)        22.0                 --         130.2
  Repayment of Senior Notes.......................             --             --             --                 --          --
  Purchase of treasury stock & warrants...........           (9.8)            --             --                 --          (9.8)
  Proceeds from exercise of stock options
      and warrants................................           36.3             --             --                 --          36.3
  Payment of capital lease obligations............             --            (18.8)       (62.1)                --         (80.9)
  Payment of Preferred Stock dividends............          (45.0)            --             --                 --         (45.0)
  Increase (decrease) in intercompany
      payables ...................................         (265.5)          (734.0)       999.5                 --            --
  Other, net......................................           (9.8)             (.1)          --                 --          (9.9)
                                                      ------------   -------------- -----------         ----------     ---------
Net cash flow from financing activities...........          (37.6)          (900.9)       959.4                 --          20.9
                                                      ------------   -------------- -----------        -----------     ---------
  Net increase (decrease) in cash and
      cash equivalents............................          (16.0)            (3.8)        29.3                 --           9.5
  Cash and cash equivalents at beginning
      of period...................................           19.0             61.2        128.8                 --         209.0
                                                      ------------   -------------- -----------        -----------     ---------
Cash and cash equivalents at end of period........      $     3.0       $     57.4   $    158.1        $        --     $   218.5
                                                      ------------   -------------- -----------        -----------     ---------
                                                      ------------   -------------- -----------        -----------     ---------

Item 2.  Management's Discussion and Analysis of Results of Operations and
             Financial Condition.


Management's discussion and analysis of the combined results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes.

The following tables set forth revenues and operating income by business segment for the three months and the nine months ended September 30, 1998 and 1997. Results for each period presented exclude contributions from Blockbuster Music, the Company's interactive game businesses, including Virgin, and its radio business (See Note 5 of Notes to Consolidated Financial Statements).


                                       Three months ended       Percent           Nine months ended           Percent
                                         September 30,           B/(W)              September 30,              B/(W)
                                         --------------         -------            --------------             ------
                                      1998            1997                       1998            1997
                                      ----            ----                       ----            ----
                                         (In millions)                              (In millions)
Revenues:
Networks and Broadcasting ..        $  759.5       $  681.2       11%         $ 2,127.1       $1,883.5       13%
Entertainment ..............         1,216.1          979.8       24            3,157.2        2,843.0       11
Video and Theme Parks ......         1,213.0        1,025.0       18            3,198.2        2,755.6       16
Publishing .................           887.0          859.8        3            1,808.5        1,794.0        1
Intercompany ...............           (56.5)         (34.6)     (63)            (116.4)         (98.3)     (18)
                                    ---------      ---------                  ---------      ---------
         Total .............        $4,019.1       $3,511.2       14          $10,174.6       $9,177.8       11
                                    ---------      ---------                  ---------      ---------
                                    ---------      ---------                  ---------      ---------
Operating income (loss): (a)
Networks and Broadcasting ..        $  225.9       $  201.3       12%         $   540.5       $  493.5       10%
Entertainment ..............           148.2           70.2      111              342.6          227.4       51
Video and Theme Parks ......            69.9           44.8       56             (311.6)        (145.0)    (115)
Publishing .................           176.1          191.7       (8)              79.8          150.5      (47)
Corporate ..................           (53.8)         (53.8)      --             (138.7)        (145.1)       4
                                    ---------      ---------                  ---------      ---------
         Total .............        $  566.3       $  454.2       25          $   512.6       $  581.3      (12)
                                    ---------      ---------                  ---------      ---------
                                    ---------      ---------                  ---------      ---------

(a) Operating income (loss) is defined as net earnings (loss) before discontinued operations, minority interest, equity in loss of affiliated companies (net of tax), benefit (provision) for income taxes, other items (net), and interest expense, net.

EBITDA


The following table sets forth EBITDA (defined as operating income (loss) before depreciation and amortization) for the three months and nine months ended September 30, 1998 and 1997. EBITDA does not reflect the effect of significant amounts of amortization of goodwill related to business combinations accounted for under the purchase method. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

                                         Three months ended          Percent         Nine months ended          Percent
                                          September 30,              B/(W)               September 30,          B/(W)
                                        --------------------        -------         -------------------        --------
                                        1998            1997                        1998            1997
                                        ----            ----                        ----            ----
                                           (In millions)                               (In millions)

EBITDA:
Networks and Broadcasting.......      $  265.7        $  233.2         14%        $  655.1      $  593.3           10%
Entertainment...................         183.6           103.1         78            447.2         325.2           38
Video and Theme Parks...........         177.1           151.4         17             10.5         209.6          (95)
Publishing......................         221.1           231.3         (4)           209.5         268.2          (22)
Corporate.......................         (48.0)          (45.2)        (6)          (121.7)       (126.6)           4
                                      ---------       ---------                   ---------     ---------
         Total..................      $  799.5        $  673.8         19         $1,200.6      $1,269.7           (5)
                                      ---------       ---------                   ---------     ---------
                                      ---------       ---------                   ---------     ---------

RESULTS OF OPERATIONS

Revenues increased 14% to $4.02 billion and 11% to $10.17 billion for the three-and nine-month periods ended September 30, 1998, respectively, from $3.51 billion and $9.18 billion for the same prior-year periods. Revenue increases were driven by the Entertainment segment which reported higher feature film revenues driven by increased domestic home video revenues for the quarter and higher domestic theatrical and home video revenues for the nine months. Revenue increases were also posted by the Video and Theme Parks segment, led by Blockbuster's worldwide same-store rental revenue increases of 16% for the third quarter and 13% for the nine months then ended.

Total expenses increased 13% to $3.45 billion and 12% to $9.66 billion for the quarter and nine-month period ended September 30, 1998, respectively, from $3.06 billion and $8.60 billion for the same prior-year periods. For the quarter, expenses principally reflect normal increases associated with revenue growth. For the nine months, expense increases also included the Blockbuster charge of $436.7 million associated with an accounting change in the second quarter of 1998. In 1997, expenses reflect the impact of Blockbuster reducing the carrying value of excess retail inventory and reorganizing and closing underperforming stores in certain international markets.

For the three months ended September 30, 1998, operating income increased 25% to $566.3 million from $454.2 million for the same prior-year period reflecting the revenue growth as described above. For the nine months ended September 30, 1998, operating income decreased 12% to $512.6 million from $581.3 million for the same prior-year period. Operating results for the nine-month periods reflect the Blockbuster charges described above. Excluding the impact of the Blockbuster charges from the respective 1998 and 1997 nine-month periods, EBITDA and operating income increased 13% to $1.64 billion and 18% to $949.4 million, respectively, for the nine months ended September 30, 1998.

Segment Results of Operations

Networks and Broadcasting (Basic Cable and Premium Subscription Television Program Services and Television Stations)

                         Three months ended      Percent      Nine months ended       Percent
                            September 30,         B/(W)          September 30,         B/(W)
                        ------------------      -------      -----------------       -------
                        1998         1997                     1998         1997
                        ----         ----                     ----         ----
                            (In millions)                       (In millions)

Revenues              $   759.5  $   681.2         11%     $2,127.1     $1,883.5       13%
Operating Income      $   225.9  $   201.3         12      $  540.5     $  493.5       10
EBITDA                $   265.7  $   233.2         14      $  655.1     $  593.3       10

The Networks and Broadcasting segment is comprised of MTV Networks ("MTVN"), basic cable television program services; Showtime Networks Inc. ("SNI"), premium subscription television program services; and the Paramount Stations Group ("PSG"), television station operations.

For the third quarter of 1998, MTVN revenues of $478.3 million, EBITDA of $206.8 million and operating income of $184.9 million increased 19%, 18% and 16%, respectively, over the same three-month period last year. For the nine months ended September 30, 1998, MTVN revenues of $1.26 billion, EBITDA of $487.7 million and operating income of $426.6 million increased 21%, 17% and 15%, respectively, over the same nine-month period last year. The increase in MTVN revenues principally reflects higher advertising and affiliate revenues. Advertising revenue growth was driven by rate increases at Nickelodeon and VH1 and higher unit volume at MTV. MTVN's EBITDA and operating income growth was driven by the increased revenues partially offset primarily by increased programming and production expenses as well as operating losses of $6.7 million and $21.5 million for MTV Asia for the three- and nine-month periods ended September 30, 1998, respectively, which were previously accounted for under the equity method.

SNI's revenues, EBITDA and operating income increased 1%, 12% and 16% for the third quarter of 1998, respectively, and 5%, 12% and 30% for the nine months ended September 30, 1998, respectively, over the same prior-year periods. Operating results reflect revenue increases attributable to the continued growth of direct broadcasting satellite subscriptions partially offset by increased advertising and marketing costs associated with the No Limits branding campaign. SNI's subscriptions increased over the prior year by approximately 1.2 million to 18.8 million subscriptions at September 30, 1998.

For the third quarter of 1998, PSG's revenues, EBITDA and operating income decreased 1%, 7% and 19%, respectively, from the same prior-year period, and for the nine months ended September 30, 1998, PSG's revenues increased 1% while EBITDA and operating income decreased 14% and 27%, respectively, from the same prior-year period. Operating results primarily reflect decreased advertising revenues and the impact of swapping for television stations with greater growth potential.

The Networks and Broadcasting segment derives revenues principally from two sources: the sale of time on its networks and television stations to advertisers and the license of the networks to cable television operators, direct-to-home and other distributors. The sale of advertising time is affected by viewer demographics, viewer ratings and market conditions. Adverse changes in general market conditions for advertising could have an adverse effect on revenues.

Entertainment (Motion Pictures, Television Programming, Movie Theaters, and Music Publishing)

                         Three months ended      Percent      Nine months ended       Percent
                             September 30,        B/(W)            September 30,       B/(W)
                         ------------------      -------      -----------------       -------
                        1998         1997                     1998         1997
                        ----         ----                     ----         ----
                           (In millions)                        (In millions)

Revenues              $ 1,216.1   $ 979.8          24%     $ 3,157.2    $ 2,843.0      11%
Operating Income      $   148.2   $  70.2         111      $   342.6    $   227.4      51
EBITDA                $   183.6   $ 103.1          78      $   447.2    $   325.2      38

The Entertainment segment is principally comprised of Paramount Pictures, Paramount Television and Spelling Entertainment Group Inc. ("Spelling"). Entertainment revenues for the three months ended September 30, 1998 were higher than the same period last year principally reflecting higher revenues at Paramount attributable to the successful domestic home video release of Titanic. The revenue growth for the quarter was partially offset as television syndication revenues did not match the prior year's quarter, which included the successful first time availability of Frasier. For the nine months ended September 30, 1998, revenues were higher than the same period last year principally due to higher features and theater revenues, partially offset by lower syndication revenues and the recognition in 1997 of license fees from Paramount's long-term foreign licensing agreements.

Paramount's EBITDA and operating income increased 44% and 56%, respectively, for the third quarter and 26% and 32%, respectively, for the nine months ended September 30, 1998 over the same prior-year periods. The increased operating results for the quarter were principally attributable to the revenue contributions from the domestic home video release of Titanic. Results for the nine months also reflect domestic theatrical revenue contributions from Titanic along with the successful theatrical releases of Deep Impact and The Truman Show and higher profit for television library programs, partially offset by higher deficits attributable to the increased number and mix of network pilots produced. For the nine months, Paramount's 1997 EBITDA and operating income included earnings attributable to the long-term foreign licensing agreements.

For the third quarter and nine months ended September 30, 1998, Spelling's revenues of $157.1 million and $433.3 million increased 45% and 2%, respectively. The increased revenues for the quarter reflect the licensing of Spelling's classic video library to Artisan Entertainment and the sale of television library product to Pax TV. For the nine-month period, increased revenues were offset by Spelling's exit from the feature film and video distribution businesses. Spelling posted EBITDA of $25.9 million and $40.7 million for the quarter and nine months ended September 30, 1998, respectively, compared to a loss before interest, taxes, depreciation and amortization of $6.4 million for the quarter and EBITDA of $1.9 million for the nine months ended September 30, 1997. The improved results at Spelling reflect the decision to exit the feature film business and the resulting cessation of production, acquisition and distribution of new feature films. Additionally, Spelling's future programming expenditures are expected to increase from 1997 levels in connection with its projected increased production levels.

Each motion picture is a separate and distinct product with its financial success dependent upon many factors, including public response which is of fundamental importance. Entertainment's operating results also fluctuate due to the timing of theatrical and home video releases. Release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace.

Video and Theme Parks (Home Video and Theme Parks)

                                    Three months ended       Percent       Nine months ended      Percent
                                       September 30,          B/(W)          September 30,         B/(W)
                                    ------------------       -------       -----------------      -------
                                    1998          1997                    1998          1997
                                    ----          ----                    ----          ----
                                     (In millions)                        (In millions)

Revenues                         $1,213.0      $1,025.0        18%      $3,198.2      $2,755.6       16%
Operating Income(loss)           $   69.9      $   44.8        56       $ (311.6)     $ (145.0)    (115)
EBITDA                           $  177.1      $  151.4        17       $   10.5      $  209.6      (95)

The Video and Theme Parks segment is comprised principally of Blockbuster Video and Paramount Parks. The revenue increases for the quarter and nine months ended September 30, 1998 reflect Blockbuster Video worldwide same-store sales increases of 18% and 13% for the quarter and nine months ended September 30, 1998 and the increased number of Company-owned video stores in operation in 1998 as compared to 1997. Blockbuster Video, which added 80 stores in the third quarter of 1998, ended the quarter with 6,233 stores, a net increase of 292 stores from September 30, 1997.

The increase in EBITDA for the third quarter reflects the availability of more new release tapes made possible by revenue sharing agreements with Hollywood studios. The decrease in EBITDA for the nine month period reflects the Blockbuster charge of $436.7 million taken in the second quarter of 1998 to adjust the carrying value of videocassette and game rental inventory under a new method of amortization as a result of the implementation of Blockbuster's new business model.

Theme Parks revenues, EBITDA and operating income increased $20.4 million, $4.8 million and $3.7 million, respectively, for the third quarter, and $42.7 million, $10.8 million and $7.1 million, respectively, for the nine months ended September 30, 1998, from the same prior-year periods. The revenue increases reflect increased attendance driven by new branded attractions and entertainment.

The Company's home video business may be affected by a variety of factors, including but not limited to, general economic trends in the movie, home video industry, the quality of new products available for rental and sale, competition, marketing programs, special or unusual events, changes in technology, and similar factors that may affect retailers in general. As with other retail outlets, there is a distinct seasonal pattern to the home video business. For home video the peak rental times tend to mirror school vacation patterns (i.e., summer, spring break and Christmas).

Publishing (Education; Consumer; Business and Professional; Reference; and International Groups)

                         Three months ended      Percent      Nine months ended       Percent
                           September 30,          B/(W)           September 30,        B/(W)
                         ------------------      -------      -----------------       -------
                        1998         1997                     1998         1997
                        ----         ----                     ----         ----
                           (In millions)                        (In millions)

Revenues              $ 887.0    $ 859.8          3%       $  1,808.5    $ 1,794.0       1%
Operating Income      $ 176.1    $ 191.7         (8)       $     79.8    $   150.5     (47)
EBITDA                $ 221.1    $ 231.3         (4)       $    209.5    $   268.2     (22)

On May 17, 1998, the Company announced that it has signed an agreement to sell its educational, professional and reference publishing operations to Pearson plc for $4.6 billion. The Company will retain its consumer operations including the Simon & Schuster name. Net after tax cash proceeds from the transaction, which are estimated to be approximately $3.8 billion, will be used to repay debt. The Company expects to complete this sale in the fourth quarter of 1998.

Revenues for the quarter and nine months ended September 30, 1998 were driven primarily by strong Higher Education sales partially offset by decreased International sales due mainly to the Asian economic downturn and shortfalls at Macmillan Computer Publishing. Operating results decreased for the quarter and nine months as volume related growth in Higher Education was offset by a non-recurring prior year licensing agreement, fewer computer publishing releases and the effects of the continued weakness in the Asian market. The Consumer Group bestsellers for the third quarter included Bag of Bones by Stephen King, Flood Tide by Clive Cussler and Come Spring by Julie Garwood.

Other Income and Expense Information

Discontinued operations
For the three and nine months ended September 30, 1998, discontinued operations reflect the results of operations, net of tax, of music retail stores prior to the sale on October 26, 1998 and the recognized loss on this sale, additional losses recognized for Virgin operations prior to disposal, the tax benefit associated with the disposal of Virgin and the reversal of unutilized cable split-off reserves.

For the three months ended September 30, 1997, discontinued operations reflect a gain of approximately $416 million, net of tax, from the sale of the Company's radio business. For the nine months ended September 30, 1997, discontinued operations principally reflect the realized gain on the sale of the Company's radio business and its results of operations, net of tax, prior to its disposal. The prior periods presented reflect the results of operations, net of tax, of music retail stores. (See Note 5 of Notes to Consolidated Financial Statements).

Corporate expenses
Corporate expenses, including depreciation expense, decreased 4% to $138.7 million for the nine months ended September 30, 1998 over the comparable nine-month period principally reflecting a decrease in general and administrative and litigation expenses.

Interest expense, net
For the three- and nine-month periods ended September 30, 1998, net interest expense decreased 19% to $153.7 million and 20% to $468.2 million, respectively. The Company had approximately $8.4 billion and $10.0 billion principal amount of debt outstanding (including current maturities) as of September 30, 1998, and September 30, 1997, respectively, at a weighted average interest rate of 7.4% for both periods.

Other items, net
Other items, net of $24.7 million loss for the nine months ended September 30, 1998, principally reflects foreign exchange losses and losses on the early redemption of notes. Other items, net of $62.7 million for the nine months ended September 30, 1997, principally reflects a gain associated with the exchange of certain television stations offset by the write-off of certain investments held at cost.

Provision for income taxes
The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated annual effective tax rates of 59.3% for 1998 and 55.9% for 1997 were both adversely affected by amortization of intangibles in excess of amounts which are deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the estimated annual effective tax rates would have been 33.2% for 1998 and 43.7% for 1997.

Due to the unusual nature of the 1998 second quarter charge associated with the change in accounting for rental tape amortization and the 1997 Blockbuster charge, the full income tax effects are reflected in the second quarter 1998 and second quarter 1997 tax provisions, respectively, and are excluded from the estimated annual effective tax rates.

Equity in loss of affiliates
"Equity in loss of affiliated companies, net of tax" of $2.9 million and $21.2 million for the third quarter of 1998 and the nine months then ended improved from a loss of $18.4 million and $73.0 million, respectively, for the prior-year periods, primarily reflecting the improved performance of Comedy Central and the consolidation of certain international network ventures that were previously accounted for under the equity method, offset by the net operating losses of United Paramount Network and the absence of earnings of USA Networks, which was sold in the fourth quarter of 1997.

Minority interest
Minority interest primarily represents the minority ownership of Spelling common stock.

Change in Accounting Method


Effective April 1, 1998, Blockbuster adopted an accelerated method of amortizing videocassette and game rental inventory. Blockbuster has adopted this new method of amortization because it has implemented a new business model, including revenue sharing agreements with Hollywood studios, which has dramatically increased the number of videocassettes in the stores and is satisfying consumer demand over a shorter period of time. Previously, Blockbuster purchased tapes for a fixed price, which were amortized over a period of six to 36 months. Pursuant to the new accounting method, the Company records base stock videocassettes (generally less than five copies per title for each store) at cost and amortizes a portion of these costs on an accelerated basis over three months, generally to $8 per unit, with the remaining base stock videocassette costs amortized on a straight-line basis over 33 months to an estimated $4 salvage value. The cost of non-base stock videocassettes (generally greater than five copies per title for each store) is amortized on an accelerated basis over three months to an estimated $4 salvage value. Video games are amortized on an accelerated basis over a 12 month period to an estimated $10 salvage value. Revenue sharing payments are expensed when revenues are earned pursuant to the applicable contractual arrangements. The Company recorded a pre-tax charge of $436.7 million in the second quarter of 1998, of which approximately $424.3 million represents an adjustment to the carrying value of the rental tapes due to the new method of accounting and approximately $12.4 million represents a write-down of retail inventory. The total charge was reflected as part of operating expenses for the nine months ended September 30, 1998.

The Company believes that the new amortization method developed for Blockbuster's new business model will result in a better matching of revenue and expense recognition. Under the new model, operating expense attributable to videocassettes is comprised of revenue sharing payments which are expensed when earned and amortization of up-front product costs. The calculation of the change in operating expense attributable to videocassettes and games for the three and nine months ended September 30, 1998 would not be meaningful because the method of accounting applied prior to April 1, 1998 did not contemplate the new business model.

Liquidity and Capital Resources


The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures, joint ventures, commitments and payments of principal, interest and dividends on its outstanding indebtedness and preferred stock) with internally generated funds and from various external sources, which may include the Company's existing credit agreements and amendments thereto, co-financing arrangements by the Company's various divisions, and the sale of non-strategic assets including Simon & Schuster's educational, professional and reference businesses.

On October 26, 1998, the Company completed the sale of its music retail stores to Wherehouse Entertainment, Inc. for $115 million in cash and recorded a loss of $138.5 million, net of tax, on the disposition.

During the third quarter of 1998, Spelling completed the sale of the development operations of Virgin Interactive Entertainment Limited ("Virgin") to Electronic Arts Inc. for $122.5 million in cash. In addition, on November 10, 1998, Spelling completed the sale of all non-U.S. operations of Virgin to an investor group.

On May 17, 1998, the Company announced that it has signed an agreement to sell its educational, professional and reference publishing operations to Pearson plc for $4.6 billion, while retaining its consumer operations including the Simon & Schuster name. Upon completion of this transaction, the net after-tax cash proceeds, which are estimated to be approximately $3.8 billion, will be used to repay debt. The Company expects to complete this sale in the fourth quarter of 1998.

The commitments of the Company for program license fees which are not reflected in the balance sheet as of September 30, 1998, and are estimated to aggregate approximately $1.3 billion, principally reflect SNI's commitments of approximately $1.2 billion for the acquisition of programming rights and the production of original programming. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments to acquire programming rights are contingent upon delivery of motion pictures and original programming which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

Current assets increased to $5.8 billion as of September 30, 1998 from $5.7 billion as of December 31, 1997, primarily reflecting normal operating activity. The allowance for doubtful accounts as a percentage of receivables was 5% and 4% as of September 30, 1998 and December 31, 1997, respectively. The change in property and equipment principally reflects capital expenditures of $417.2 million related to capital additions for new and existing video stores and additional construction and equipment upgrades for theatres and theme parks offset by depreciation expense of $364.6 million. Current liabilities decreased approximately 12% to $4.4 billion as of September 30, 1998 from $5.1 billion as of December 31, 1997, reflecting the payment of income taxes associated with the sale of USA Networks as well as payment of certain Senior Notes classified as short-term as of December 31, 1997. Long-term debt, including current maturities, increased approximately 7% to $8.4 billion as of September 30, 1998 from $7.8 billion as of December 31, 1997, primarily reflecting the continued investment in and seasonality of the Company's businesses.

Net cash flow from operating activities was $221.0 million for the nine months ended September 30, 1998 versus negative $474.6 million for the nine months ended September 30, 1997. The positive 1998 cash flow principally reflects the reduction in accounts receivable due principally to the asset securitization program and the reduction in inventory due to the change in amortization for videocassettes, partially offset by the first quarter 1998 tax payment related to the sale of USA Networks. Net cash expenditures for investing activities of $455.9 million for the nine months ended September 30, 1998, principally reflect capital expenditures and the Company's acquisition of television stations partially offset by proceeds from the disposition of Virgin. Net cash flow from investing activities of $463.2 million for the nine months ended September 30, 1997 principally reflect the proceeds of $1.1 billion from the sale of the Company's radio business partially offset by capital expenditures, and the Company's purchase of a 50% interest in UPN. Financing activities principally reflect additional borrowings under the credit agreements during each period presented and the repayment of $400.0 million in Senior Notes in 1998.

On April 18, 1997, the Company announced its intention to acquire additional shares of Spelling's outstanding common stock by purchasing shares from third parties and in market transactions. Through September 30, 1998, the Company has acquired 6,957,732 additional shares for $58.9 million and currently owns approximately 81% of Spelling's outstanding common stock. The purchase of these shares permits the Company to consolidate Spelling's results for tax purposes.

On August 31, 1998, the Company initiated a repurchase program to acquire up to $1.75 billion of one or more classes of the Company's equity securities. As of September 30, 1998, the Company repurchased 6,000 shares of Class A Common Stock, 6,858,200 shares of Class B Common Stock and 1,416,000 Viacom Five-Year Warrants, expiring on July 7, 1999 for approximately $423.9 million in the aggregate.

As of the close of business on November 13, 1998, the Company repurchased 6,000 shares of Class A Common Stock, 12,358,100 shares of Class B Common Stock and 3,026,400 Viacom Five-Year Warrants, expiring on July 7, 1999, for approximately $751.0 million in the aggregate.

Capital Structure


The following table sets forth the Company's long-term debt, net of current portion as of September 30, 1998 and December 31, 1997:

                                                               September 30, 1998              December 31, 1997
                                                               ------------------              -----------------
                                                                                   (In millions)
Notes payable to banks..............................             $      4,169.7                $     3,152.7
Senior debt.........................................                    2,337.5                      2,486.3
Senior subordinated debt............................                      399.3                        645.5
Subordinated debt...................................                      982.3                        971.4
Other notes.........................................                       14.3                         16.6
Obligations under capital leases....................                      456.4                        527.0
                                                                 --------------                -------------
Total debt outstanding..............................                    8,359.5                      7,799.5

Less current portion................................                       89.2                        376.5
                                                                 --------------                -------------
Total non-current debt..............................             $      8,270.3                $     7,423.0
                                                                 --------------                -------------
                                                                 --------------                -------------

The notes and debentures are presented net of an aggregate unamortized discount of $136.7 million as of September 30, 1998 and $148.6 million as of December 31, 1997.

Debt, including the current portion, as a percentage of total capitalization of the Company was 39% at September 30, 1998 and 37% at December 31, 1997.

On May 15, 1998, the Company redeemed all $100 million of Viacom International Inc.'s outstanding 8.75% Senior Subordinated Reset Notes due 2001 at a redemption price equal to 101% of the principal amount.

On May 8, 1998, a subsidiary of the Company amended the 364-day film financing credit agreement, guaranteed by Viacom International Inc. and the Company, which extended the expiration date for one year, reduced pricing and decreased the available credit by $109 million to $361 million.

On February 15, 1998, the Company redeemed all $150 million of Viacom International Inc.'s outstanding 9.125% Senior Subordinated Notes due 1999. On February 17, 1998, the Company retired all $150 million of its outstanding 6.625% Senior Notes due 1998.

At September 30, 1998, the Company was in compliance with all debt covenants and had satisfied all financial ratios and tests under the credit agreements. The Company expects to be in compliance and satisfy all such covenants and ratios as may be applicable from time to time during 1998.

At September 30, 1998, the Company's scheduled maturities of indebtedness through December 31, 2002, assuming full utilization of the credit agreements are $7.0 million (1998), $863.3 million (1999), $1.7 billion (2000), $2.0 billion (2001) and $2.0 billion (2002). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

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

The Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock and contingent value rights of the Company and guarantees of such debt securities by Viacom International Inc. which may be issued for aggregate gross proceeds of $3.0 billion. The registration statement was declared effective on May 10, 1995. The net proceeds from the sale of the offered securities may be used by the Company to repay, redeem, repurchase or satisfy its obligations in respect of its outstanding indebtedness or other securities; to make loans to its subsidiaries; for general corporate purposes; or for such other purposes as may be specified in the applicable Prospectus Supplement. The Company filed a post-effective amendment to this registration statement on November 19, 1996. To date, the Company has issued $1.6 billion of notes and debentures and has $1.4 billion remaining availability under the shelf registration statement.

Year 2000


Overview
The widespread use of computer programs that rely on two-digit dates to perform computations and decision making functions may cause computer systems to malfunction prior to or in the year 2000 and lead to significant business delays and disruptions in the U.S. and internationally. The Company has a year 2000 ("Y2K") program to identify and mitigate Y2K risks. Pursuant to this program, each of the Company's principal business units has developed programs to address Y2K exposures. In addition, under the direction of its Board of Directors, the Company has designated a committee of senior officers to oversee these programs, which committee has engaged an independent consulting firm to assist in the review and oversight. At present it is anticipated that the Company will complete its Y2K program by mid-1999 in all material respects.

The Company has established a five phase program consisting of inventory, assessment, remediation, testing and contingency planning. Costs of the Company's Y2K program are not expected to have a material effect on its results of operations, financial position or liquidity.

State of Readiness and Contingency Plans
The Company's principal business units commenced their Y2K readiness efforts at various dates prior to 1998. The Company expects to complete inventory and assessment in November 1998. Remediation and testing is scheduled for completion by mid-1999. The Company is also preparing contingency plans based on an analysis of system risks, including potential failure dates and expected remediation dates. The Company will continually review its progress against its Y2K program plans and conclude on the appropriate and feasible contingency plans to reduce its exposure to Y2K related issues by late spring 1999. The Company has received information regarding Y2K compliance from its principal business partners and third party providers and is engaging in a more detailed review of their compliance. The Company expects to complete such review by late spring 1999. To date, no principal business partners or third party providers have informed the Company that a material Y2K issue exists which will have a material effect on the Company.

Risks
The Company's goal is to achieve timely and substantial Y2K compliance, with remediation work assigned based upon how critical each system is to the Company's business. Due to the general uncertainty inherent in the Y2K problem resulting in part from the uncertainty of compliance by the Company's principal business partners and third party providers, the Company is unable to determine at this time what the consequences of Y2K may be. The Company will continue to devote the necessary resources to complete its Y2K program and contingency plans and believes that the completion of its Y2K program and contingency plans will significantly mitigate operational and financial risks.

PART II - - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         10.1 Agreement, dated August 20, 1998, amending the Employment Agreement, dated as of January 1, 1996, between Viacom Inc. and Philippe P. Dauman.

         10.2 Agreement, dated August 20, 1998, amending the Employment Agreement, dated as of January 1, 1996, between Viacom Inc. and Thomas E. Dooley.

         11.      Statement re: Computation of Net Earnings Per Share.

         27.      Financial Data Schedule.


(b)      Reports on Form 8-K for Viacom Inc.

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          VIACOM INC.
                                          ------------
                                          (Registrant)



Date    November 16, 1998                \S\Sumner M. Redstone
     ------------------------------      --------------------------------------
                                            Sumner M. Redstone
                                            Chairman of the Board of Directors,
                                            Chief Executive Officer




Date    November 16, 1998                \S\George S. Smith, Jr.
     ------------------------------      ---------------------------------
                                            George S. Smith, Jr.
                                            Senior Vice President,
                                            Chief Financial Officer

                                  Exhibit Index
                                  -------------


         10.1 Agreement, dated August 20, 1998, amending the Employment Agreement, dated as of January 1, 1996, between Viacom Inc. and Philippe P. Dauman.

         10.2 Agreement, dated August 20, 1998, amending the Employment Agreement, dated as of January 1, 1996, between Viacom Inc. and Thomas E. Dooley.

         11.      Statement re: Computation of Net Earnings Per Share.

         27.      Financial Data Schedule.