Form 10-K405
period 1998-12-31
VIACOM INC
filed 1999-03-31
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------
                                    FORM 10-K
                         -------------------------------

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998        COMMISSION FILE NUMBER 1-9553

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

                            ------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange on
         Title of Each Class                               Which Registered
         -------------------                           ------------------------
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

                                      None
                                (Title Of Class)

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of March 22, 1999, 140,250,342 shares of Viacom Inc. Class A Common Stock, $0.01 par value ("Class A Common Stock"), and 555,815,214 shares of Viacom Inc. Class B Common Stock, $0.01 par value ("Class B Common Stock"), were outstanding, after giving effect to the previously announced 2-for-1 common stock split to be effected in the form of a dividend to be issued on March 31, 1999, to shareholders of record on March 15, 1999. The aggregate market value of the shares of Class A Common Stock (based upon the closing price of $42 1/32 per share as reported by the American Stock Exchange on that date and adjusted to give effect to the stock split) held by non-affiliates was approximately $1,957,570,415.00 and the aggregate market value of the shares of the Class B Common Stock (based upon the closing price of $42 15/16 per share as reported by the American Stock Exchange on that date and adjusted to give effect to the stock split) held by non-affiliates was approximately $19,382,894,168.00.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The Definitive Proxy of the Registrant for the 1999 Annual Meeting of Shareholders (Part III to the extent described herein).

                                     Part I

Item 1. Business.

Background

      Viacom Inc. (together with its subsidiaries and divisions, unless the context otherwise requires, the "Company") is a diversified entertainment company with operations in six segments: (i) Networks, (ii) Entertainment, (iii) Video, (iv) Parks, (v) Publishing and (vi) Online. Through the Networks segment, the Company operates MTV: MUSIC TELEVISION(R), SHOWTIME(R), NICKELODEON(R)/NICK AT NITE(R), VH1 MUSIC FIRST(TM) and TV LAND(R), among other program services. Through the Entertainment segment, which includes PARAMOUNT PICTURES(R), PARAMOUNT TELEVISION(R), PARAMOUNT STATIONS GROUP and the Company's approximately 80%-owned subsidiary SPELLING ENTERTAINMENT GROUP INC. ("SPELLING"), the Company produces and distributes theatrical motion pictures and television programming and operates or programs 19 broadcast television stations. Through the Video segment, the Company operates and franchises BLOCKBUSTER VIDEO(R) stores worldwide. Through the Parks segment, PARAMOUNT PARKS(R) owns and operates five theme parks and a themed attraction in the U.S. and Canada. Through the Publishing segment, which includes imprints such as SIMON & SCHUSTER(R), POCKET BOOKS(TM), SCRIBNER(R), and THE FREE PRESS(TM), the Company publishes and distributes consumer books and related multimedia products. Through the Online segment, the Company operates Internet businesses currently related to MTV: MUSIC TELEVISION, NICKELODEON/NICK AT NITE and VH1 MUSIC FIRST.

As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Accordingly, the Company has presented the six operating segments referred to above. These operating segments have been determined in accordance with the Company's internal management structure, which is organized based on products and services. Previous years' reporting had followed an industry segment approach and therefore, all prior years' segment discussion has been reclassified to conform with the current segment classification.

      The Company was organized in Delaware in 1986 for the purpose of acquiring the stock of a predecessor. On March 11, 1994, the Company acquired a majority of the outstanding shares of Paramount Communications Inc. by tender offer; on July 7, 1994, Paramount Communications Inc. became a wholly owned subsidiary of the Company, and on January 3, 1995, Paramount Communications Inc. was merged into the principal subsidiary of the Company. On September 29, 1994, Blockbuster Entertainment Corporation merged with and into the Company.

      On November 27, 1998, the Company completed the sale of its educational, professional and reference publishing businesses to Pearson plc for approximately $4.6 billion in cash plus approximately $92 million related to changes in net assets, which is subject to change based upon final determination of net assets. On October 26, 1998, the Company completed the sale of its music retail stores to Wherehouse Entertainment, Inc. for approximately $115 million in cash before adjustments for changes in working capital. On September 4, 1998, SPELLING completed the sale of substantially all of the development operations of VIRGIN INTERACTIVE ENTERTAINMENT LIMITED ("VIRGIN") to Electronic Arts Inc. for $122.5 million in cash. In addition, on November 10, 1998, Spelling completed the sale of all non-U.S. operations of VIRGIN to an investor group. On July 2, 1997, the Company completed the sale of its ten radio stations to Chancellor Media Corp. for approximately $1.1 billion in cash. On July 31, 1996, the Company completed the split-off of a subsidiary that held its cable television system to its shareholders pursuant to an exchange offer and related transactions. As a result, the Company realized a gain of approximately $1.3 billion, reduced its debt and retired 30,713,920 (adjusted for stock split) of the Company's common shares, representing approximately 4.1% of the Company's then total outstanding common shares (see "Business -- Discontinued Operations").

      In 1997, the Company increased its ownership of SPELLING to approximately 80%, thereby permitting tax consolidation of SPELLING with the Company. On March 19, 1999, the Company announced that it has offered to purchase the remaining shares of SPELLING that it does not already own for $9.00 in cash per share in a merger transaction. The offer, approved by the Company's Board of Directors, is contingent upon approval of SPELLING's independent Directors.

      As of March 22, 1999, National Amusements, Inc. ("NAI"), a closely held corporation that owns and operates approximately 1,300 movie screens in the U.S., the U.K. and South America, owned approximately 67% of the Company's voting Class A Common Stock ("Class A Common Stock"), and approximately 28% of the Company's outstanding Class A Common Stock and non-voting Class B Common Stock ("Class B Common Stock") on a combined basis. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board and Chief Executive Officer of the Company.

      The Company's principal offices are located at 1515 Broadway, New York, New York 10036 (telephone 212/258-6000). At December 31, 1998, the Company and its affiliated companies employed approximately 111,730 people, of which approximately 49,180 were full-time salaried employees.

Business

Networks

      The Company owns and operates advertiser-supported basic cable television program services and premium subscription television program services in the U.S. and internationally. The MTV Networks division ("MTVN") includes such owned and operated program services as MTV: MUSIC TELEVISION(R) ("MTV") in the U.S., Europe and Latin America, NICKELODEON(R) in the U.S., Latin America, Scandinavia, Japan and the Commonwealth of Independent States, NICK AT NITE(R) in the U.S., VH1 MUSIC FIRST(TM) in the U.S. ("VH1"), VH1(R) in the U.K. and Germany, MTV's spin-off, M2: MUSIC TELEVISION(TM) in the U.S. and Europe, and TV LAND(R) in the U.S. MTVN also participates in program services as a joint venturer, including MTV: MUSIC TELEVISION(TM) in Asia and in Brazil, NICKELODEON(R) in the U.K., and NICKELODEON(R) in Australia. The Company's Showtime Networks Inc. subsidiary ("SNI") owns and operates SHOWTIME(R), THE MOVIE CHANNEL(TM) and FLIX(R), and participates as a joint venturer in, and is the manager of, SUNDANCE CHANNEL(R). Additionally, the Company participates as a joint venturer in COMEDY CENTRAL(R), an advertiser-supported basic cable program service in the U.S., GULF DTH ENTERTAINMENT LDC ("GULF DTH"), a satellite direct-to-home platform offering programming in the Middle East, and as of January 1999, NOGGIN(TM), a subscription-supported, non-commercial children's educational program service, which is distributed by cable and satellite, and includes a related online service.

      Generally, the Company's networks are offered to customers of cable television operators, distributors of direct-to-home satellite services ("DTH") and other multichannel distributors. DTH distributors provide service by either low-powered C-Band satellite technology (received by large satellite dishes at customers' premises, "TVRO") or mid- to high-powered K-Band satellite technology (received by smaller satellite dishes at customers' premises, "DBS"). Cable television is currently the predominant means of distribution of the Company's program services in the U.S. Internationally, the predominant distribution technology varies territory by territory.

      MTV Networks. MTV targets viewers from the ages of 12 to 34 with programming that consists primarily of music videos and events, augmented by music and general lifestyle information, comedy and dramatic series, animated programs, news specials, interviews, documentaries and other youth-oriented programming. M2:

MUSIC TELEVISION, a 24-hour, seven-days-a-week spin-off of MTV, targets a segment of the 12 to 34 year old audience with a "freeform" music format which features music videos from a broad range of musical genres and artists and is principally distributed to consumers by DTH. On August 1, 1998, MTVN launched "The Suite from MTV Networks" ("The Suite"), a package of digital television program services, which currently consists of six music program services, each featuring a music genre that is an extension of the MTV or VH1 service, NOGGIN and two other children's program services from NICKELODEON. The Suite is offered for distribution by digital technologies through DBS distributors and cable operators offering digital technology.

      MTV continues to expand its business opportunities based on its programming. MTV FILMS(TM) produced DEAD MAN ON CAMPUS, VARSITY BLUES and 200 CIGARETTES, released by PARAMOUNT PICTURES in August 1998, January 1999 and February 1999, respectively, and expects its feature films ELECTION and THE WOOD to be released by PARAMOUNT PICTURES in 1999. MTV has also launched lines of home videos, consumer products and books, featuring MTV programming and personalities. In addition, MTV pursues broadcast network and first-run syndication television opportunities through MTV PRODUCTIONS(TM).

      MTV had approximately 67.3 million domestic subscribers at December 31, 1998 (based on subscriber counts provided by each distributor of the service, including cable, DTH and other multichannel programming providers). According to the December 1998 sample reports issued by the A.C. Nielsen Company (the "Nielsen Report"), MTV reached approximately 71.2 million domestic subscriber households. At December 31, 1998, M2: MUSIC TELEVISION had approximately 10.1 million domestic subscribers.

      MTV also owns and operates, participates in as a joint venturer, and licenses third parties to operate, MTV program services throughout the world. The MTV international program services are described in the International MTVN Program Services chart that follows. Most of these international MTV program services are regionally customized to suit the local tastes of their young adult viewers by the inclusion of local music, programming, and on-air personalities, and use of the local language.

      NICKELODEON combines acquired and originally produced programs in a pro-social, non-violent format comprising two distinct program units tailored to age-specific demographic audiences: NICKELODEON, targeted to audiences ages 2 to 15 (which includes NICK JR.(R), a program block designed for 2 to 5 year olds), features a variety of live-action and animated programs, including children's game shows, educational shows, puppet shows, dramatic specials, comedy, adventure and magazine shows, and such popular shows as RUGRATS(TM) and BLUE'S CLUES(R); and NICK AT NITE, which attracts primarily audiences ages 18 to 54 and offers mostly situation comedies from various eras, including I LOVE LUCY, THE DICK VAN DYKE SHOW, HAPPY DAYS, THE MARY TYLER MOORE SHOW and TAXI. TV LAND, a 24-hour, seven-days-a-week spin-off of NICK AT NITE, is comprised of a broad range of well-known television programs from various genres, including comedies, dramas, westerns, variety and other formats from the 1950s through the 1980s. On March 1, 1999, the Company launched NICKELODEON GAS(TM) Games and Sports for Kids, an advertiser-supported basic cable program service featuring children's game shows and sports programming for viewers ages 6 to 11, which includes a related online service.

      At December 31, 1998, NICKELODEON/NICK AT NITE had approximately 69.8 million domestic subscribers (based on subscriber counts provided by each distributor of the service, including cable, DTH and other multichannel programming providers). According to the Nielsen Report, NICKELODEON/NICK AT NITE reached approximately 74.2 million domestic subscriber households. According to the Nielsen Report for the period from September 7, 1998 to December 27, 1998, NICKELODEON held 52% of the gross ratings points for the kids ages 2 to 11 audience during the relevant daypart. At December 31, 1998, TV LAND had approximately 37 million domestic subscribers (based on subscriber counts provided by each distributor of the service, including cable, DTH and other multichannel programming providers). According to the Nielsen Report, TV LAND reached approximately 33.6 million domestic subscriber households.

      NICKELODEON licenses its brands and characters for and in connection with merchandise, home video and publishing worldwide. NICKELODEON MOVIES(TM) develops a mix of story- and character-driven projects based on original ideas and NICKELODEON programming, such as the feature films THE RUGRATS MOVIE and GOOD BURGER, and RUGRATS VACATION which was released in direct-to-video format. The feature film SNOW DAY will be produced by NICKELODEON MOVIES and is expected to be released in 1999 by PARAMOUNT PICTURES. Additionally, the Company publishes a monthly NICKELODEON MAGAZINE, which had approximately 804,000 subscribers at December 31, 1998. NICKELODEON also owns and operates theme park attractions and touring shows under its NICKELODEON RECREATION(TM) unit and interactive public attractions and television production studios under its NICKELODEON STUDIOS(R) unit located at Universal Studios Florida.

      NICKELODEON also owns and operates, participates in as a joint venturer, and licenses third parties to operate, NICKELODEON program services throughout the world. The NICKELODEON international program services are described in the International MTVN Program Services chart that follows. Many of these international program services are customized by region and country to suit the tastes and needs of their viewers by inclusion of regionally or locally produced programming and by use of local language. On May 31, 1998, in accordance with its plan of disposition, the Company ceased operations of its German NICKELODEON program service business and began liquidating its assets.

      VH1 presents music and related programming directed at an audience aged 25 to 44 with emphasis on series which feature viewers' favorite music and artists such as "BEHIND THE MUSIC(TM)", "VH1 POP UP VIDEO(TM)" and "VH1 STORYTELLERS(TM)", in addition to airing music videos, concerts, special events, and music movies. In 1998, VH1 began entering into arrangements for the production of two-hour, movie-length programming made for VH1, including biopics of musical artists, fictionalized music-themed stories and music documentaries, which is expected to commence airing in the third quarter of 1999. At December 31, 1998, VH1 had approximately 61.1 million domestic subscribers (based on subscriber counts provided by each distributor of the service, including cable, DTH and other multichannel programming providers). According to the Nielsen Report, VH1 reached approximately 64.9 million domestic subscriber households. International versions of VH1 program services are described in the International MTVN Program Services chart that follows.

      In 1998, VH1 extended its brand with the release of audio product, most notably "VH1 DIVAS LIVE(TM)" including music from VH1's concert of the same name featuring Celine Dion, Gloria Estefan, Aretha Franklin, Shania Twain and Mariah Carey. A portion of the proceeds from sales of this audio product supports VH1 SAVE THE MUSIC(R), an initiative to support and fund music education in public schools.

      MTVN, in exchange for cash and advertising time or for promotional consideration only, licenses from record companies music videos for exhibition on MTV, VH1, M2: MUSIC TELEVISION and other MTVN program services. MTVN has entered into multi-year global or regional music video licensing agreements with certain of the major record companies. These agreements generally cover a three to five year period and contain provisions regarding video debut and exclusivity in the U.S. MTVN also is negotiating and expects to renew or initiate additional global or regional license agreements with the other major record companies and independent labels. However, there can be no assurance that such renewals or agreements can be concluded on favorable terms. MTVN is continuing to take measures to assure its music video program services worldwide access to music videos (see "Business -- Competition -- Networks").

      MTVN derives revenues principally from two sources: the sale of time on its own networks to advertisers; and the license of the networks to cable television operators, DTH and other distributors. The sale of MTVN advertising time is affected by viewer demographics, viewer ratings and market conditions for advertising time. Adverse changes to any of these factors could have an adverse effect on revenues (see "Business -- Competition -- Networks").

                      International MTVN Program Services

    The following table sets forth information regarding MTVN program services operated internationally:

                                                                                          Launch/
Program                                                             Regional Feeds/       Commencement
Service          Territory               Ownership                  Language(1)           Date
-------          ---------               ---------                  -----------           ----
MTV Europe(2)    40 territories,         100% by the Company        5 Regional            August 1987
                 including all EU                                   Feeds (U.K.,
                 states, Eastern                                    Northern,
                 and Central                                        Scandinavian,
                 Europe, South                                      Central and
                 Africa, certain                                    South), all in
                 countries in the                                   English (except
                 former Soviet                                      Central
                 Union, the Middle                                  presented in
                 East, Egypt,                                       German and
                 Faroe Islands,                                     South presented
                 Israel,                                            in Italian)
                 Liechtenstein,
                 Malta and Moldova

MTV Latin        Latin America,          100% by the Company        2 Regional            October 1993
America          the Caribbean,                                     Feeds in Spanish
                 Brazil and the U.S.

MTV Brasil       Brazil                  Joint Venture (with        Portuguese            October 1990
                                         Abril S.A.)

MTV              Taiwan, certain         Through MTV Asia, Joint    English and           April 1995
Mandarin         provinces in            Venture (with PolyGram     Mandarin
                 China*, Singapore       N.V.)
                 and Philippines

MTV South East   Brunei, Thailand,       Through MTV Asia, Joint    English,              May 1995
Asia             Singapore,              Venture (with PolyGram     Bahasa
                 Philippines,            N.V.)                      Indonesian and
                 Indonesia,                                         Tagalog
                 Malaysia,
                 Vietnam, Hong
                 Kong*, South
                 Korea* and Papua
                 New Guinea

----------
(1) All MTV and VH1 program services include English language music videos.

(2) In 1996, MTV Europe divided its one Pan-European service into three regional services in order to provide viewers with more locally relevant programming, including some local language programming. In July 1997, MTV Europe launched a fourth regional feed customized for viewers in the U.K. and further customized the South feed for viewers in Italy by adding Italian language programming. In June 1998, MTV Europe launched a fifth regional feed for Scandinavia. At December 31, 1998, MTV Europe had approximately 62.2 million subscribers (based on subscriber counts provided by each distributor of the service, including cable, DTH and other multichannel programming providers, except in Italy where the service is broadcast via terrestrial television and the Company's estimated audience is based on ratings and other information).

* Denotes program services that are not 24 hours-a-day/seven-days-a-week.

                                                                                          Launch/
Program                                                             Regional Feeds/       Commencement
Service          Territory               Ownership                  Language(1)           Date
-------          ---------               ---------                  -----------           ----
MTV India        India, Sri Lanka,       Through MTV Asia, Joint    English and           October 1996
                 Bangladesh, Nepal       Venture (with PolyGram     Hindi
                 and Pakistan            N.V.)


MTV Australia    Australia               Licensing Arrangement      English               March 1997
                                         (with Optus Vision Pty
                                         Limited)

MTV Russia       Russia                  Licensing Arrangement      Russian               September 1998
                                         (with entities
                                         controlled by Russia
                                         Partners Company L.P.
                                         and Biz Enterprises)

Nickelodeon      Latin America,          100% by the Company        Spanish,              December 1996
Latin America    Brazil and the                                     Portuguese and
                 Caribbean                                          English

Nickelodeon      Nordic region           100% by the Company        Swedish,              February 1997
Nordic*          (including                                         Norwegian and
                 Sweden, Norway,                                    Danish
                 Denmark and
                 Finland)

Nickelodeon      Turkey                  Licensing Arrangement      Turkish               September 1997
Turkey*                                  (with The Media Group of
                                         Turkey)

Nickelodeon      U.K.                    Joint Venture (with        English               September 1993
U.K.*                                    British Sky Broadcasting
                                         Limited)

Nickelodeon      Australia               Joint Venture (with XYZ    English               October 1995
Australia                                Entertainment Pty Ltd.)

Nickelodeon      Spain                   100% by the Company        Spanish               March 1999
Spain*

Nickelodeon      Japan, CIS/Baltic       100% by the Company        Japanese,             November 1998
Global Network   Republics,                                         Russian, Magyar
Ventures(3)      Hungary*,                                          and English
                 Philippines,
                 Indonesia,
                 Romania and Malta

----------
(3) Nickelodeon Global Network Ventures currently consists of five different feeds with customized programming for targeted markets.

                                                                                          Launch/
Program                                                             Regional Feeds/       Commencement
Service          Territory               Ownership                  Language(1)           Date
-------          ---------               ---------                  -----------           ----
VH1 U.K./        All EU states,          100% by the Company        English               September 1994
VH1 Export       the Middle East,
                 Africa,
                 Scandinavia,
                 Israel, Malta,
                 Moldova, South
                 Africa and
                 Eastern Europe

VH1 Germany      Germany and             100% by the Company        German                May 1995
                 Austria

      Showtime Networks Inc. SNI owns and operates three commercial-free, premium subscription television program services: SHOWTIME, offering recently released theatrical feature films, original motion pictures and series, family entertainment and boxing and other special events; THE MOVIE CHANNEL, offering recently released theatrical films and related programming and original motion pictures; and FLIX, an added-value program service featuring theatrical motion pictures primarily from the 1960s, 70s and 80s, as well as select recent titles. At December 31, 1998, SHOWTIME, THE MOVIE CHANNEL and FLIX, in the aggregate, had approximately 19.7 million cable and other subscriptions in 50 states and certain U.S. territories. SUNDANCE CHANNEL, a joint venture (among SNI, an affiliate of Robert Redford and an affiliate of PolyGram Filmed Entertainment Inc.) managed by SNI, is a commercial-free premium subscription service, dedicated to independent film, featuring top-quality American independent films, documentaries, foreign and classic art films, shorts and animation, with an emphasis on recently released titles.

      SNI also provides special events, such as sports and musical events, to licensees on a pay-per-view basis. SHOWTIME EVENT TELEVISION(TM) is a pay-per-view distributor of these special events, including boxing events, such as the historic rematch between heavyweight champion Evander Holyfield and former heavyweight champion Mike Tyson in June 1997, the Spice Girls' U.S. full-length television concert debut in 1998, and the return to the ring of Mike Tyson in 1999.

      In order to exhibit theatrical motion pictures on premium subscription television, SNI enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for SHOWTIME and THE MOVIE CHANNEL, from major or independent motion picture producers and other distributors. SNI's exhibition rights cover the U.S. and may, on a contract-by-contract basis, cover additional territories. SNI has the exclusive U.S. premium television rights to all PARAMOUNT PICTURES' feature films theatrically released beginning January 1, 1998, as well as non-exclusive rights to certain titles from PARAMOUNT PICTURES' film library (see "Business -- Entertainment"). SNI also has significant theatrical motion picture license agreements with Sony Pictures Entertainment Inc., Metro-Goldwyn-Mayer Inc. ("MGM"), PolyGram Filmed Entertainment Inc., Castle Rock Entertainment, Phoenix Pictures, Artisan Pictures Inc. (formerly LIVE Film and Mediaworks Inc.), Stratosphere Entertainment LLC, and, for Dimension and certain Miramax-label theatrical pictures, Buena Vista Television (a subsidiary of The Walt Disney Company), covering motion pictures initially theatrically released through dates ranging from December 31, 1998 to December 31, 2003. Theatrical motion pictures that are licensed to SNI on an exclusive basis are generally exhibited first on SHOWTIME and THE MOVIE CHANNEL after an initial period for theatrical, home video and pay-per-view exhibition and before the period has commenced for standard broadcast television and basic cable television exhibition. Many of the motion pictures which appear on FLIX have been previously available for standard broadcast and other exhibitions (but are shown on FLIX unedited and commercial-free).

      SNI also arranges for the development, production, acquisition and, in many cases, distribution of original programs, series and motion pictures. As part of its original programming strategy, SNI premiered 33 original motion pictures on SHOWTIME and 28 original motion pictures on THE MOVIE CHANNEL in 1998, and expects to premiere approximately 50 original motion pictures in 1999. The producers of some of SNI's original motion pictures are given an opportunity to seek a theatrical release prior to such pictures' exhibition on SHOWTIME or THE MOVIE CHANNEL. If the producers are not successful in obtaining such a theatrical release, these pictures then premiere in the U.S. on SHOWTIME or THE MOVIE CHANNEL. SNI has entered into and plans to continue to enter into co-financing, co-production and/or co-distribution arrangements with other parties to reduce the net cost to SNI for its original motion pictures. In 1998, Hallmark Entertainment Distribution Company, PARAMOUNT PICTURES and MGM were the predominant co-producers, co-financiers and co-distributors of SNI's original motion pictures, programs and series for that calendar year. BLOCKBUSTER and SNI have an agreement whereby BLOCKBUSTER will license from SNI the exclusive domestic home video rights to up to 90 SNI original motion pictures and other programs over the 1999-2001 period.

      The costs of acquiring premium television rights to programming and producing original motion pictures are the principal expenses of SNI. At December 31, 1998, in addition to program acquisition commitments reflected in the Company's financial statements, SNI had commitments to acquire programming rights and original programming commitments in an aggregate amount of approximately $1.1 billion (excluding intersegment commitments of approximately $692.4 million), most of which is payable over the next six years as part of SNI's normal programming expenditures. SNI's commitments to acquire programming rights are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

      Joint Ventures. COMEDY CENTRAL, a joint venture of the Company and Home Box Office ("HBO"), a division of Time Warner Inc. ("Time Warner"), is an advertiser-supported basic cable television program service which features comedy programming, including SOUTH PARK. The Company is a joint venturer in GULF DTH, a satellite direct-to-home platform offering programming in the Middle East, including programming from MTV, VH1, NICKELODEON, TV LAND and THE PARAMOUNT COMEDY CHANNEL (see "Business -- Entertainment -- Other Joint Ventures"). On January 31, 1999, NICKELODEON and the Children's Television Workshop launched as a joint venture, NOGGIN, a 24-hour, seven-days-a-week subscription-supported, non-commercial children's educational program service, which is distributed by cable and satellite, and includes a related online service (see "Business -- Online"). NOGGIN's purpose is to educate and entertain 2 to 12 year olds. NOGGIN's programming line-up includes a mix of live action, news, animated and puppet shows, including many acclaimed series such as SESAME STREET, ELECTRIC COMPANY and BLUE'S CLUES after their initial network runs. As of March 10, 1998, the Company and Conus Communications Company Limited Partnership dissolved their jointly-owned ALL NEWS CHANNEL joint venture.

Entertainment

      The Entertainment segment's principal businesses are the production and distribution of motion pictures and television programming as well as movie theater operations, music publishing and the operation or programming of 19 broadcast television stations. Additionally, the Company is a joint venturer in the UNITED PARAMOUNT NETWORK(R), also known as UPN(R), a U.S. broadcast television network, and various international basic cable and pay television program services.

      Theatrical Motion Pictures. Through PARAMOUNT PICTURES, the Company produces, finances and distributes feature motion pictures. Motion pictures are produced by PARAMOUNT PICTURES, produced by independent producers and financed in whole or in part by PARAMOUNT PICTURES, or produced by others and distributed by PARAMOUNT PICTURES. Each picture is a separate and distinct product with its financial success dependent upon many factors, among which cost and public response are of fundamental importance. The normal distribution cycle of motion pictures produced or acquired for distribution by PARAMOUNT PICTURES is exhibition in U.S. and foreign theaters followed by videocassettes and discs, pay-per-view television, premium subscription television, network television, and basic cable television and syndicated television exploitation. In addition to the unprecedented success of the 1997 motion picture TITANIC, winner of 11 Academy Awards in 1998 including "Best Picture", during 1998, PARAMOUNT PICTURES produced or co-produced and theatrically released 13 feature motion pictures in the U.S., including THE TRUMAN SHOW, DEEP IMPACT, STAR TREK: INSURRECTION, NICKELODEON MOVIES' THE RUGRATS MOVIE, and MTV FILMS' DEAD MAN ON CAMPUS, and through UIP (as defined below) released internationally SAVING PRIVATE RYAN, winner of five Academy Awards in 1999. PARAMOUNT PICTURES currently plans to release approximately 17 films in 1999, including PAYBACK, MISSION: IMPOSSIBLE II, SLEEPY HOLLOW, THE RUNAWAY BRIDE, THE OUT-OF-TOWNERS, THE GENERAL'S DAUGHTER, SOUTH PARK and DOUBLE JEOPARDY; VARSITY BLUES, 200 CIGARETTES, ELECTION and THE WOOD produced by MTV FILMS; and SNOW DAY produced by NICKELODEON MOVIES.

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

      PARAMOUNT PICTURES generally distributes its motion pictures for theatrical release outside the U.S. and Canada through United International Pictures ("UIP"), a company owned by the Company, MGM and Universal Studios, Inc. ("Universal"). PARAMOUNT PICTURES distributes its motion pictures on videocassette and disc in the U.S. and Canada through PARAMOUNT HOME VIDEO(R) and outside the U.S. and Canada, generally through Cinema International B.V. ("CIBV"), a joint venture of entities affiliated with the Company and Universal. On March 10, 1999, PARAMOUNT HOME VIDEO and Universal Studios Home Video jointly announced their decision to restructure the operations of CIBV during 1999. PARAMOUNT PICTURES' feature films initially theatrically released in the U.S. on or after January 1, 1998 will be exhibited exclusively (within U.S. premium television) on SHOWTIME and THE MOVIE CHANNEL. PARAMOUNT PICTURES also distributes its motion pictures for premium subscription television release outside the U.S. and Canada and licenses its motion pictures to residential and hotel/motel pay-per-view, airlines, schools and universities.

      During 1996, PARAMOUNT PICTURES entered into transactions with KirchGroup in Germany and with TCM Droits AudioVisuel S.N.C. and Television par Satellite in France for the licensing of its feature film and television programming output and libraries for free and pay television exploitation. SPELLING entered into a similar broad-based agreement with KirchGroup in 1996.

      During 1997, affiliates of PARAMOUNT PICTURES entered into a multi-year license for television programming with GULF DTH and a multi-year license for feature film output and library product for THE MOVIE CHANNEL MIDDLE EAST, a premium subscription television service in the Middle East carried on GULF DTH and owned by a partnership including subsidiaries of PARAMOUNT PICTURES and Sony Pictures Entertainment Inc. Affiliates of PARAMOUNT PICTURES also entered into multi-year transactions with Prima TV Spa in Italy and with Sogecable, S.A. in Spain for the licensing of feature film and television product for pay television and pay-per-view exploitation.

      During 1998, PARAMOUNT PICTURES entered into a license agreement with Canal+ Polska in Poland and amended the terms of its license agreement with Star Channel in Japan. Both agreements are for the licensing of PARAMOUNT PICTURES' current theatrical output and certain library television product for pay television exploitation.

      UIP and United Cinemas International ("UCI", as described below) are the subject of governmental inquiries by the Commission of the European Community ("EC"). UIP has resolved all issues with the EC relating to its pay television operations in the European Union. Consistent with PARAMOUNT PICTURES' and the other member studios' recent practices, the UIP member studios have agreed to license their pay television rights in the future without using the facilities of UIP, although UIP is offering its licensees the opportunity to enter into separate agreements with each of PARAMOUNT PICTURES and the other UIP partners on substantially identical business terms, certain of which licensees have concluded such agreements with PARAMOUNT PICTURES. UIP Pay Television will continue to administer certain agreements that were previously entered into through UIP. The agreement regarding UIP's pay television operations is separate from the EC's evaluation of UIP's request to renew the exemption granted as of 1988 under the EC's rules covering UIP's theatrical distribution operations. On January 16, 1998, the EC issued a Statement of Objections expressing its preliminary views that UIP's application to renew such exemption should be denied. UIP and its partners have disputed the preliminary views expressed by the EC in the Statement of Objections by providing evidence, both in writing and by way of oral testimony, to the EC.

      In addition to premium subscription television, most motion pictures are also licensed for exhibition on broadcast and basic cable television, with fees generally collected in installments. All of the above license fees for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the year that licensed films are available for such exhibition, which, among other reasons, may cause substantial fluctuation in PARAMOUNT PICTURES' operating results. At December 31, 1998, the unrecognized revenues attributable to such licensing of completed films from PARAMOUNT PICTURES' license agreements were approximately $1.1 billion. At December 31, 1998, PARAMOUNT PICTURES had approximately 975 motion pictures in its library.

      Television Production and Syndication. The Company, through PARAMOUNT TELEVISION, VIACOM PRODUCTIONS and SPELLING, produces, acquires and distributes series, miniseries, specials and made-for-television movies primarily for network television, first-run syndication, pay television and basic cable television.

      The Company's current network programming includes FRASIER (NBC), BECKER
(CBS), DIAGNOSIS MURDER (CBS), JAG (CBS), SABRINA, THE TEENAGE WITCH (ABC), CLUELESS (UPN), THE SENTINEL (UPN), SEVEN DAYS (UPN), STAR TREK: VOYAGER (UPN) and SISTER, SISTER (WB), and through SPELLING, BEVERLY HILLS, 90210 (FOX), MELROSE PLACE (FOX), SUNSET BEACH (NBC), MOESHA (UPN), CHARMED (WB) and SEVENTH HEAVEN (WB). Generally, a network will license a specified number of episodes for exhibition on the network in the U.S. during the license period. All other distribution rights, including foreign and off-network syndication rights, are typically retained by the Company. The episodic network license fee is normally less than the costs of producing each series episode; however, in many cases, the Company has been successful in recouping some of its costs by obtaining international sales through its syndication operations. Foreign sales are generally concurrent with U.S. network runs. Generally, a series must have a network run of at least four years to be successfully sold in domestic syndication.

      The Company produces and/or distributes original television programming for first-run syndication which it sells directly to television stations in the U.S. on a market-by-market basis. The Company sells its programs to television stations for cash, advertising time or a combination of both. The Company's first-run syndicated programming includes such shows as STAR TREK: DEEP SPACE NINE, ENTERTAINMENT TONIGHT, HARD COPY, THE MONTEL WILLIAMS SHOW, LEEZA, REAL TV, WILD THINGS and VIPER, and through SPELLING, JUDGE JUDY and JUDGE JOE BROWN.

      The Company also distributes its television programming to basic cable program services (such as the television series MAGGIE and through SPELLING, ANY DAY NOW on Lifetime), including services in which the Company has an interest, such as NICK AT NITE and VH1 in the U.S. and THE PARAMOUNT COMEDY CHANNEL in the U.K.

      The Company, through PARAMOUNT TELEVISION and through WORLDVISION(R), a subsidiary of SPELLING, distributes or syndicates television series, feature films, made-for-television movies, miniseries and specials for television exhibition in domestic and/or international broadcast, cable and other marketplaces. Feature film and television properties distributed by the Company are produced by the Company and/or SPELLING or acquired from third parties. Third-party agreements for the acquisition of distribution rights generally provide for a long-term grant of distribution rights which are exclusive in nature with respect to the territory or territories involved; such agreements frequently guarantee a minimum recoupable advance payment to such third parties and generally provide for periodic payment to such third parties based on the amount of revenues derived from distribution activities after deduction of the Company's distribution fee, recoupment of distribution expenses and recoupment of any advance payments.

      The recognition of revenues for license fees for completed television programming in syndication and on basic cable is similar to that of feature films exhibited on television and, consequently, operating results are subject to substantial fluctuation. At December 31, 1998, the unrecognized revenues attributable to television program license agreements were approximately $591.2 million, of which approximately $103.0 million was attributable to SPELLING.

      PARAMOUNT DIGITAL ENTERTAINMENT INC. ("PDE"), a subsidiary of the Company, produces Web sites that promote and extend PARAMOUNT PICTURES' properties online, including STAR TREK(R) and ENTERTAINMENT TONIGHT. PDE has expanded the online presence of STAR TREK to include the official STAR TREK online store and an e-mail service providing STAR TREK related domain names for the e-mail addresses of fans of the television series and motion pictures. PDE also oversees "paramount.com", PARAMOUNT PICTURES' entry way to the Internet, and produces Web sites for third parties.

      Broadcasting. The Company's broadcast television division, PARAMOUNT STATIONS GROUP ("PSG"), owns and operates 17 television stations, all of which operate pursuant to the Communications Act of 1934, as amended (the "Communications Act"), under licenses granted by the Federal Communications Commission ("FCC"). Such licenses are renewable every eight years. In addition, the Company programs two additional commercial television stations pursuant to local marketing agreements ("LMAs"). These 19 stations are located in the top 50 television markets and reach approximately 25.6% of all U.S. television households.

      In connection with the expansion and development of the Company's interest in UPN, PSG has acquired television stations in major U.S. markets. The majority of these acquisitions were through like-kind exchanges of former PSG stations which were affiliated with networks other than UPN for stations which then became UPN affiliates. On February 1, 1999, PSG acquired WNPA-TV, serving Pittsburgh, Pennsylvania, for approximately $40 million.

      The table below sets forth the 17 television stations owned and operated by PSG and the two television stations operated by PSG under LMAs at March 22, 1999.

--------------------------------------------------------------------------------

      Station and Metropolitan     Market       Type/
            Area Served*            Rank       Channel     Network Affiliation
            ------------            ----       -------     -------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
WPSG-TV                                          UHF/
  Philadelphia, PA                    4           57              UPN

--------------------------------------------------------------------------------
WSBK-TV                                          UHF/
  Boston, MA                          6           38              UPN

--------------------------------------------------------------------------------
KTXA-TV                                          UHF/
  Dallas-Ft. Worth, TX                7           21              UPN

--------------------------------------------------------------------------------
WDCA-TV                                          UHF/
  Washington, DC                      8           20              UPN

--------------------------------------------------------------------------------
WKBD-TV                                          UHF/
  Detroit, MI                         9           50              UPN

--------------------------------------------------------------------------------
WUPA-TV                                          UHF/
  Atlanta, GA                        10           69              UPN

--------------------------------------------------------------------------------
KTXH-TV                                          UHF/
  Houston, TX                        11           20              UPN

--------------------------------------------------------------------------------
KSTW-TV                                          VHF/
  Seattle-Tacoma, WA                 12           11              UPN

--------------------------------------------------------------------------------
WTOG-TV                                          UHF/
  Tampa-St. Petersburg-              14           44              UPN
   Sarasota, FL

--------------------------------------------------------------------------------
WBFS-TV                                          UHF/
  Miami-Ft. Lauderdale, FL           16           33              UPN

--------------------------------------------------------------------------------
WNPA-TV                                          UHF/
  Pittsburgh, PA                     19           19              UPN

--------------------------------------------------------------------------------
KMAX-TV                                          UHF/
  Sacramento-Stockton-               20           31              UPN
   Modesto, CA

--------------------------------------------------------------------------------
WNDY-TV                                          UHF/
  Indianapolis, IN                   25           23              UPN

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

      Station and Metropolitan     Market       Type/
            Area Served*            Rank       Channel     Network Affiliation
            ------------            ----       -------     -------------------

--------------------------------------------------------------------------------
WWHO-TV                                          UHF/
  Columbus, OH                       34           53      WB/primary (expires
                                                            April 13, 2000)
                                                            UPN/secondary**

--------------------------------------------------------------------------------
WGNT-TV                                          UHF/
  Norfolk-Portsmouth-Newport         40           27              UPN
   News, VA

--------------------------------------------------------------------------------
WUPL-TV                                          UHF/
  New Orleans, LA                    41           54              UPN

--------------------------------------------------------------------------------
KAUT-TV                                          UHF/
  Oklahoma City, OK                  45           43              UPN

--------------------------------------------------------------------------------

The following two stations are operated by PSG under LMAs:

--------------------------------------------------------------------------------
WTVX-TV
  West Palm Beach-Ft. Pierce, FL   44            UHF/             UPN
                                                  34
--------------------------------------------------------------------------------
WLWC-TV
  Providence, RI-New Bedford, MA   50            UHF/     WB/primary (expires
                                                  28        April 13, 2000)
                                                            UPN/secondary**
--------------------------------------------------------------------------------

* Metropolitan Areas Served are A.C. Nielsen Company's Designated Market Areas.

** Under secondary affiliation agreements, UPN programming is broadcast out-of-pattern and is scheduled around WB programming.

      Broadcast television signals are presently transmitted in analog form; however, in 1997, the FCC assigned to each existing television station a six MHz channel to be used for the broadcast of digital television ("DTV"). Under the construction schedule adopted by the FCC, each of the Company's television stations must construct a DTV facility no later than May 1, 2002 (see "Business -- Regulation -- Broadcasting"). Despite this timetable, the Company plans to launch DTV services in at least one of its markets by the end of 1999. The Company estimates that the cost of construction of each DTV station will range from $3 million to $7 million. The Company is currently formulating plans for use of its DTV channels.

      Other Joint Ventures. On January 15, 1997, the Company acquired a 50% interest in UPN from BHC Communications, Inc. ("BHC"), a corporate affiliate of Chris Craft Industries, Inc. At December 31, 1998, UPN provided 14 hours of programming a week, including two-hour prime-time programming blocks five-nights-a-week, to affiliates in 185 U.S. television markets, reaching approximately 96.5% of all U.S. television households. The Company also produces original programming for UPN and owns and operates 17 stations and programs an additional two stations pursuant to LMAs, all of which are affiliates of UPN.

      In addition to THE MOVIE CHANNEL MIDDLE EAST, through PARAMOUNT PICTURES and various of its affiliates, the Company is a joint venturer in international program services, including, in the U.K. with BSkyB, THE PARAMOUNT COMEDY CHANNEL, a program service featuring comedies and films during the daypart following the NICKELODEON program segment. On March 1, 1999, the Company launched THE PARAMOUNT CHANNEL in Spain, a wholly owned program service.

      Theatrical Exhibition. The Company's movie theater operations consist primarily of FAMOUS PLAYERS in Canada and UCI in Europe, Latin America and Asia. At December 31, 1998, FAMOUS PLAYERS, a 100%-owned subsidiary of the Company, operated approximately 650 screens in 109 theaters across Canada. UCI, a 50%-owned joint venture of entities affiliated with the Company and Universal, operated as of December 31, 1998, approximately 680 screens in 89 theaters in the U.K., Ireland, Germany, Austria, Spain, Japan, Portugal, Poland, Argentina, Brazil and Panama.

      Music Publishing. The FAMOUS MUSIC(R) publishing companies own, control and/or administer all or a portion of the copyright rights to more than 100,000 musical works (songs, scores, cues). These rights include the right to license and exploit such works, as well as the right to collect income generated by such licensing and exploitation.

      The majority of rights acquired by FAMOUS MUSIC are derived from (i) music acquisition agreements entered into by PARAMOUNT PICTURES, MTVN and various other divisions of the Company respecting certain motion pictures, television programs and other properties produced by such units and (ii) music acquisition agreements entered into directly by FAMOUS MUSIC with songwriters and music publishers, including exclusive songwriting agreements, catalog purchases and music administration agreements.

Video

      The Company operates in the home video and video game rental and retailing business through BLOCKBUSTER INC. ("BLOCKBUSTER"). As of December 31, 1998, the Company operated or franchised approximately 6,380 stores in the U.S., its territories and 25 other countries, compared to approximately 6,050 stores at December 31, 1997. Most of these stores operate under the BLOCKBUSTER VIDEO name. During 1998, BLOCKBUSTER also began offering products in the U.S through its Internet site.

      BLOCKBUSTER offers titles primarily for rental and also offers titles for purchase on a "sell-through" and previously-viewed basis. During 1998, BLOCKBUSTER implemented revenue-sharing arrangements directly with major motion picture studios, including PARAMOUNT PICTURES, thereby increasing the availability of newly-released videos in its domestic stores. Under the revenue-sharing arrangements, BLOCKBUSTER currently pays a significantly lower up-front fee for rental-priced titles in exchange for sharing a portion of its rental revenue with the studios for a limited period of time. The revenue-sharing arrangements also provide for additional marketing support from the studios as well as BLOCKBUSTER agreeing to take a minimum movie output. As a result of the lower up-front cost, BLOCKBUSTER has been able to increase the number of titles and the number of copies of each title that it stocks in its stores, both new releases and lesser-known releases, with a resulting increase in rental volume and revenue. BLOCKBUSTER continues to purchase "sell-through" titles outside of the revenue-sharing arrangements. "Sell-through" titles are movies that are released by the studios and are available to all retailers at a relatively low initial price for both rental and sale. The sale of previously-viewed tapes in BLOCKBUSTER VIDEO stores and on its Internet site is subject to its revenue-sharing arrangements.

      In all of its domestic stores and many of its stores outside of the U.S., BLOCKBUSTER rents video games and sells previously-played video games. In addition, in several hundred domestic stores and certain international markets, BLOCKBUSTER rents and sells digital versatile discs ("DVDs") and rents DVD players. DVDs, which function in a manner similar to audio compact discs, offer a picture and sound quality superior to that of a VHS videocassette.

      In order to provide a more diverse selection of movies, BLOCKBUSTER has recently begun acquiring the video rental rights to several independent and lower-cost films, which will generally be available only at BLOCKBUSTER VIDEO stores for a specified period of time. These films include both theatrical and direct-to-video titles, as well as certain movies originally shown on premium subscription television.

      BLOCKBUSTER purchases nearly all of its products for its domestic Company-operated stores directly from the manufacturer and distributes them directly to its stores from its 800,000 square foot, highly-automated distribution facility located near Dallas, Texas. BLOCKBUSTER began distribution operations out of this facility in the first quarter of 1998.

      Historically, BLOCKBUSTER VIDEO stores have generally ranged in size from approximately 5,000 square feet to 15,000 square feet, averaging 6,100 square feet. During 1998, BLOCKBUSTER began developing stores of various sizes ranging from approximately 1,000 square feet to 4,500 square feet in the U.S., including stores within larger (general merchandise) stores. Outside the U.S., stores are generally smaller, but vary widely in size.

      BLOCKBUSTER's business may be affected by a variety of factors, including but not limited to, general economic trends, competition, relationships with the major studios, quality of new releases, changes in technology, unusual events and weather. In addition, as with other retail outlets, there is a distinct seasonal pattern to the home video and video games business, with peak rental periods tending to coincide with summer and winter holidays. Internationally, BLOCKBUSTER's success depends in great part upon its ability to address country by country variations, including, among others, varying video formats, film certification processes, studio arrangements, distribution sources and methods, release dates, political and economic systems, legal standards and regulations, and cultural preferences for certain types of technology and movie selections.

Parks

      The Company, through PARAMOUNT PARKS, owns and operates five regional theme parks and a themed attraction in the U.S. and Canada: PARAMOUNT'S CAROWINDS(R), in Charlotte, North Carolina; PARAMOUNT'S GREAT AMERICA(TM), in Santa Clara, California; PARAMOUNT'S KINGS DOMINION(TM) located near Richmond, Virginia; PARAMOUNT'S KINGS ISLAND(TM) located near Cincinnati, Ohio; PARAMOUNT CANADA'S WONDERLAND(R) located near Toronto, Ontario and STAR TREK: THE EXPERIENCE(TM) at the Las Vegas Hilton, a futuristic-themed, interactive environment based on the popular television series and movies. Each of the theme parks features attractions based on intellectual properties of the Company. A substantial majority of the theme parks' operating income is generated from May through September; however, the profitability of the leisure-time industry is influenced by various factors which are not directly controllable, such as economic conditions, amount of available leisure time, oil and transportation prices, and weather patterns. On March 24, 1999, PARAMOUNT PARKS sold the RAGING WATERS(TM) water park in San Jose, California.

Publishing

      The Company, through SIMON & SCHUSTER, publishes and distributes consumer hardcover books, trade paperbacks, mass-market paperbacks, children's books, audiobooks, electronic books and CD-ROM products in the U.S. and internationally. SIMON & SCHUSTER's flagship imprints include SIMON & SCHUSTER, POCKET BOOKS, SCRIBNER, and THE FREE PRESS. SIMON & SCHUSTER also develops special imprints and publishes titles based on MTV, NICKELODEON and PARAMOUNT PICTURES products. SIMON & SCHUSTER distributes its products directly and through third parties. SIMON & SCHUSTER also delivers content and sells products on Internet Web sites operated by various imprints or linked to individual titles.

      In 1998, SIMON & SCHUSTER published 64 titles which were New York Times bestsellers, including nine New York Times number one bestsellers. Bestselling titles released in 1998 include "Bag of Bones" (Stephen King); "You Belong to Me" (Mary Higgins Clark); "All Through the Night" (Mary Higgins Clark); "In the Meantime" (Iyanla Vanzant); "The Locket" (Richard Paul Evans); "Runaways" (V.C. Andrews); "The Death of Outrage" (William Bennett); and "The Millionaire Next Door" (Thomas Stanley and William Danko), as well as a number of BLUE'S CLUES and RUGRATS books, featuring the popular NICKELODEON characters.

      The Company publishes audiobooks through SIMON & SCHUSTER AUDIO(TM) and publishes CD-ROM titles through SIMON & SCHUSTER INTERACTIVE(R). SIMON & SCHUSTER AUDIO publishes audio editions of prominent works published by SIMON & SCHUSTER and by other publishers, as well as the PIMSLEUR(R) line of language instruction. Major titles released as audiobooks in 1998 include "Bag of Bones" (Stephen King) and "You Belong to Me" (Mary Higgins Clark).

      Titles published by SIMON & SCHUSTER INTERACTIVE generally consist of CD-ROM editions or product extensions of well-known book publishing properties or titles associated with recognized authors and Company properties, including such 1998 titles as "Joy of Cooking", "Sabrina, the Teenage Witch", "Typing Tutor", "Richard Scarry's Best Activity Center Ever", "Star Trek: Starship Creator" and "Douglas Adams Starship Titanic".

      SIMON & SCHUSTER ONLINE(TM), through "SimonSays.com", publishes original content, builds reader communities, and promotes and sells SIMON & SCHUSTER's books and products over the Internet.

      International publishing includes the international distribution of English-language titles through SIMON & SCHUSTER UK and SIMON & SCHUSTER AUSTRALIA and other distributors, as well as the publication of local titles by SIMON & SCHUSTER UK and SIMON & SCHUSTER AUSTRALIA.

      The consumer publishing marketplace is subject to increased periods of demand in the summer months and during the end-of-year holiday season. Major new title releases drive a significant portion of SIMON & SCHUSTER's sales throughout the year.

      Consumer books are generally sold on a fully returnable basis, resulting in significant product returns. In the international markets, the Company is subject to global trends and local economic conditions.

Online

      The Company operates Internet sites which are targeted to the current audiences of its various MTV, VH1 and NICKELODEON program services, including NOGGIN, as well as to new audiences such as those unable to receive cable or DTH. In addition to providing entertainment and information on such Web sites, the Company also sells Company-licensed and third party merchandise.

      In February 1999, the Company acquired IMAGINE RADIO(TM), an Internet radio company transmitting original radio stations offering listeners various customization features from a wide range of formats. In September 1998, the Company acquired NVOLVE, INC., a Web site developer. The Company also owns RED ROCKET(TM), an online education toy retailer.

      "MTV.com" and "Nickelodeon.com" each attracted over one million unique visitors in December 1998, according to Media Metrix. In February 1999, the Company announced the creation of two new online destinations -- "Project Nozzle" from NICKELODEON, a kids-only online service scheduled to launch in September 1999, and the "Buggles Project" from MTV and VH1, an online destination featuring customizable entertainment, information, community tools, and e-commerce, which is scheduled to launch in June 1999.

      Online revenues are primarily generated by advertising revenues derived from on-air promotion and online advertising and by the sale of merchandise.

      The Company also operates Internet sites through other business units, such as PARAMOUNT PICTURES, BLOCKBUSTER and SIMON & SCHUSTER. Such activity is not reported as a part of the Online segment.

Discontinued Operations

      Non-Consumer Publishing. On November 27, 1998, the Company completed the sale of its educational, professional and reference publishing businesses to Pearson plc for approximately $4.6 billion in cash plus approximately $92 million related to changes in net assets, which is subject to change based upon final determination of net assets. Pursuant to the agreement of sale, final settlement related to changes in net assets from January 1, 1998 until the closing date is expected to be made in 1999.

      Music Retailing. On October 26, 1998, the Company completed the sale of its music retail stores to Wherehouse Entertainment, Inc. for approximately $115 million in cash before adjustments for changes in working capital. The Company had previously closed the remaining music stores that were not part of the transaction.

      Interactive Games. Pursuant to the Company's previously announced plan to dispose of its interactive game businesses, including VIACOM NEW MEDIA, the operations of which were terminated in 1997, on September 4, 1998, SPELLING completed the sale of substantially all of the development operations of VIRGIN to Electronic Arts Inc. for $122.5 million in cash. In addition, on November 10, 1998, SPELLING completed the sale of all non-U.S. operations of VIRGIN to an investor group.

      Radio. On July 2, 1997, the Company completed the sale of its ten radio stations to Chancellor Media Corp. for approximately $1.1 billion in cash.

      Cable Television. On July 31, 1996, the Company completed the split-off of a subsidiary that held its cable television system to its shareholders pursuant to an exchange offer and related transactions. As a result, the Company realized a gain of approximately $1.3 billion, reduced its debt and retired 15,356,960 (pre-split) of the Company's common shares, representing approximately 4.1% of the Company's then total outstanding common shares.

Intellectual Property

      It is the Company's practice to protect its theatrical and television product, software, publications and its other original and acquired works. The following logos and trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of the Company: VIACOM(R), BLOCKBUSTER(R), MTV: MUSIC TELEVISION(R), NICK AT NITE(R), NICKELODEON(R), PARAMOUNT(R), POCKET BOOKS(TM), SHOWTIME(R), SIMON & SCHUSTER(R), STAR TREK(R), THE MOVIE CHANNEL(TM), TV LAND(R) and VH1 MUSIC FIRST(TM).

Competition

      Corporate mergers consummated in recent years have resulted in greater consolidation in the entertainment industries, which may also present significant competitive challenges to several of the Company's businesses.

Networks

      MTV Networks. MTVN services compete with other basic cable program services for channel space and compensation for carriage from cable television operators, DTH and other multichannel distributors. MTVN also competes for advertising revenue with other basic cable and broadcast television networks, and radio and print media. For basic cable television networks such as the MTVN services, advertising revenues derived by each program service depend on the number of households subscribing to the service through local cable operators and other distributors in addition to household and demographic viewership as determined by research companies such as A.C. Nielsen.

      Certain major record companies have launched music-based program services outside the U.S., including, but not limited to: Channel V, which is jointly owned and operated in Asia and Australia by Star TV and four major record labels; and Viva and Viva 2, German-language music channels distributed in Germany and owned in large part by four major record labels. In addition, MuchMusic, a music service which originated in Canada, is distributing a MuchMusic service customized for the Latin American market in Argentina. MuchMusic USA is being distributed in the U.S. through Rainbow Media Holdings, Inc.

      Children oriented programming blocks are currently exhibited on a number of U.S. broadcast television networks, including, among others, "Fox Kids", "Kids' WB" and a Saturday morning block on ABC, all of which also compete with NICKELODEON for advertising revenue. There are also a number of other U.S. cable television program services featuring children oriented programming, including the Cartoon Network, the Disney Channel, and Fox Family which launched on August 15, 1998. In addition, NICKELODEON competes internationally with other television program services and blocks targeted at children for distribution by cable, satellite and other systems, and for distribution license fees and advertising revenue.

      Showtime Networks Inc. Competition among premium subscription television program services in the U.S. is primarily dependent on: (i) the acquisition and packaging of an adequate number of recently released quality motion pictures and the production, acquisition and packaging of original programs and motion pictures; and (ii) the offering of prices, marketing and advertising support and other incentives to cable operators and other distributors for carriage so as to favorably position and package SNI's premium subscription television program services to subscribers. HBO is the dominant company in the U.S. premium subscription television category, offering two premium subscription television program services, the HBO service and Cinemax. SNI is second to HBO with a significantly smaller share of the premium subscription television category. Encore Media Group (an affiliate of AT&T Corp. ("AT&T")) owns the third principal premium subscription television program service in the U.S., Starz!, which features recently released motion pictures and competes with SNI's and HBO's premium program services. Starz!, which had initially received distribution primarily on cable systems owned and/or managed by the predecessor to AT&T, is now also carried on cable systems owned or managed by others, in TVRO and on all DBS platforms.

Entertainment

      Motion Picture and Television Production and Distribution. The Company competes with other major studios and independent film producers in the production and distribution of motion pictures, videocassettes and discs. Similarly, as a producer and distributor of television programs, the Company competes with other studios and independent producers in the licensing of television programs to both networks and independent television stations. PARAMOUNT PICTURES' competitive position primarily depends on the quality of the product produced, its distribution and marketing success, and public response. The Company also competes to obtain creative talents and story properties which are essential to the success of all of the Company's entertainment businesses.

      Broadcasting. The principal methods of competition in broadcast television are the acquisition of popular programming and the development of audience interest through programming and promotions in order to sell advertising at profitable rates. Television stations compete for programming and for advertising revenues with other stations in their respective coverage areas and, in some cases, with larger station groups for programming, and in the case of advertising revenues, with other local media. Broadcast networks like UPN compete for audience and advertising revenues with other broadcast networks, basic cable program services and, with respect to advertising revenues only, other national media. The Company's expansion strategy has been to seek to acquire UPN affiliates or independent stations which will become primary affiliates of UPN. At this time, UPN has limited programming. Therefore, with respect to the UPN-affiliated stations, and, to the extent that the Company acquires independent stations, there will be a need for those stations to acquire additional programming to a greater extent than would otherwise be required if the stations were affiliated with other, more established networks.

      Another factor that could affect the Company's broadcast business is the deregulation of television ownership restrictions. The Telecommunications Act of 1996, which amended the Communications Act, liberalized television station ownership limits by eliminating the former numerical cap of 12 television stations and by increasing the nationwide audience reach limitation from 25% to 35%. This change in the restrictions on national television ownership has enabled the Company, as well as other broadcast groups, to significantly increase their television holdings, but may have the effect of increasing the negotiating power of other, larger groups. As for restrictions on local television ownership, the FCC is currently considering relaxation of its ownership rules (see "Business -- Regulation -- Broadcasting").

Video

      The home video and video games rental and retailing business is highly competitive. In the home video and video games rental marketplace, BLOCKBUSTER's primary competitors are other local, regional and national video specialty stores, as well as supermarkets, pharmacies and convenience stores. Although most of these competitors also participate in the video sales marketplace, BLOCKBUSTER's most significant competitors in the sales marketplace are mass merchant retailers. The Company believes that the principal competitive factors in competing with other traditional retailers are (i) convenience and visibility of store locations, (ii) quantity, quality and variety of titles, (iii) pricing and (iv) customer service. The Company believes that BLOCKBUSTER currently competes favorably in each of these areas; however, if any of BLOCKBUSTER's competitors were to grow and/or increase their presence in BLOCKBUSTER's markets, the continued success of BLOCKBUSTER's business would be further challenged by its ability to address these competitive factors.

      BLOCKBUSTER also competes in the home video and video games sales marketplace with other online retailers. Many of these competitors have greater experience in this area and/or have devoted significantly greater financial and marketing resources to their online businesses.

      BLOCKBUSTER also competes with other providers of home viewing entertainment, including DTH, cable, network and syndicated television. The Company believes that its most significant competitive risk in this area comes from DTH and digital cable television, which offer "pay-per-view" television whereby the subscriber can pay a per-program fee to see particular movies as well as sporting and other special events. Historically, the home video rental industry as a whole generally has had the following advantages over DTH and cable: (i) a greater selection of movies; (ii) interactive capabilities such as start, stop, pause, forward and rewind; and (iii) exclusive film distribution rights for a limited period of time following a film's release in movie theaters and prior to any other form of distribution ("Video Distribution Windows"). Technological advances have, however, enabled DTH and cable providers to (i) substantially increase the number and variety of movies they can offer their subscribers and (ii) provide more frequent and convenient start times for the most popular titles. In addition, certain DTH and cable companies have begun testing technology designed to provide interactive capabilities such as start, stop and rewind. Although such technology cannot currently be provided on a cost-effective basis, further technological advances in this area, as well as further increases in movie availability and frequency on DTH and cable, could have a negative impact on BLOCKBUSTER's business. The Company believes that, particularly in light of the studios' revenue-sharing arrangements with BLOCKBUSTER and other video stores, studios have economic incentives to continue their present practices with respect to Video Distribution Windows; however, any change in these practices could have a material adverse effect on BLOCKBUSTER's business.

      The emergence of new and improved technological formats, such as DVDs, may have an impact on BLOCKBUSTER's business. Due to such factors as (i) the number of households that already own a videocassette recorder ("VCR"), (ii) the greater (and sometimes earlier) availability of movies currently on videocassette, (iii) the higher cost of a DVD player compared to a VCR, and (iv) the lack of recording capability, the Company is unable to determine whether DVDs will gain significant consumer acceptance. The success of DVD as a rentable product could be negatively affected if (i) the studios decide to set low "sell-through" prices with respect to new releases on DVD and (ii) DVD proves insufficiently durable to be rented efficiently. In addition, the development of Digital Video Express (DIVX), an enhanced form of DVD, provides consumers with yet another alternative to the VCR in competition to DVDs. The Company is monitoring the acceptance by the consumer of these new technologies and is considering how to exploit these new media, both in the rental and sale of home video titles.

Parks

      The Company's theme parks compete directly with other theme parks in their respective geographic regions as well as generally with other forms of leisure entertainment. The Company believes that its intellectual properties enhance existing attractions and facilitate the development of new attractions which encourages visitors to the PARAMOUNT PARKS theme parks and STAR TREK: THE EXPERIENCE at the Las Vegas Hilton.

Publishing

      The publishing business is highly competitive and consumer publishing in particular has been affected by well-publicized consolidation trends. Recent years have brought a number of significant mergers among the leading consumer publishers. The book superstore has emerged as a significant factor in the industry contributing to the general trend toward consolidation in the retail channel. There have also been a number of mergers completed or announced in the distribution channel.

      The Company must compete with other publishers for the rights to works by well-known authors and public personalities.

Online

      The online industry is highly competitive as it is rapidly evolving throughout the world and improving technology may enable new entrants to offer some similar Web site features at a lower startup cost than established businesses. The Company's online services compete with other operators of Internet sites for advertising revenue and marketing opportunities.

      The Company believes that its established brands, marketing expertise, and existing relationships with its audiences allow it to compete effectively in the various online businesses.

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

      WIPO Copyright Treaties. In 1996, delegates to the World Intellectual Property Organization ("WIPO") adopted a proposed Copyright Treaty which will take effect if ratified by 30 nations. As of December 1998, eight countries, including the U.S., had ratified the Copyright Treaty.

      The proposed Copyright Treaty updates the Berne Convention, last revised in 1971, and addresses copyright protection for new technologies that have emerged since that time. It is not possible to predict whether the Copyright Treaty will take effect or how countries would implement the Treaty after ratification. Because the Treaty includes important copyright protections for the digital transmission of content, if ratified, the Treaty likely would have a positive impact on the Company.

      The U.S. implementing legislation, known as the Digital Millennium Copyright Act ("DMCA"), which is effective whether or not WIPO is ultimately ratified, affords important new copyright protections, including civil and criminal penalties for the manufacture of, or trafficking in, devices that circumvent copyright protection technologies such as encryption and scrambling, and for the act of circumventing such technologies to gain unauthorized access to a copyrighted work. The DMCA also amends the Copyright Act by modifying the language concerning the statutory licensing mechanism for certain types of digital transmissions of sound recordings and by creating a new statutory license concerning certain rights related to such digital transmissions.

The statute provides that new statutory rates for each license will be set either through voluntary negotiations between the interested parties or through Copyright Arbitration Royalty Proceedings.

      Copyright Term Extension. In October 1998, Congress passed legislation extending the copyright term an additional twenty years. The extended term is life of the author plus 70 years for authored works and 95 years for works-made-for-hire. This extension puts the U.S. copyright term on par with the European Community. Term extension should have a beneficial effect for the Company over time, including with respect to important publishing properties which otherwise would have passed into the public domain in the next several years.

      Compulsory Copyright License. The Copyright Act provides a compulsory copyright license for the retransmission of broadcast signals by multichannel video distributors such as cable television, SMATV (Satellite Master Antenna Television), MMDS (Multipoint Multichannel Distribution Systems) and DTH.

      The compulsory license rate paid to programmers for the retransmission of broadcast signals by cable, MMDS and SMATV is established by statute, while the fees for DTH service are set through negotiations and binding arbitration based on the fair market value of the signals. On August 1, 1997, a Copyright Arbitration Royalty Panel increased the DTH retransmission rates from $0.06 for network signals and $0.14 for superstation signals to $0.27 for both network and superstation signals per subscriber per month, effective January 1, 1998. The federal courts have rejected challenges to the rate increase and legislation has been introduced in Congress to reduce the rate to $0.189 for superstations and $0.1485 for network signals. It is not possible to predict whether or in what form the legislation might pass.

      Unlike the compulsory license applicable to other multichannel video program providers, the DTH compulsory license is not permanent and will expire in December 1999. Congress, however, is likely to extend the compulsory license before year end. Extension of the DTH compulsory license would be expected to have an overall positive impact on the Company. Pending legislation also would broaden the scope of the DTH compulsory license to allow the retransmission of local broadcast signals back into their local markets, which is not permitted under current law.

      Separate satellite "must carry" legislation also has been introduced which would require satellite companies to carry the local broadcast signals in those markets where the satellite companies choose to offer any local broadcast service.

      First Sale Doctrine. The copyright "First Sale" doctrine provides that the owner of a legitimate copy of a copyrighted work may use or dispose of it in such manner as the owner sees fit, including by renting it. The First Sale doctrine does not apply to sound recordings or computer software (other than software made for a limited purpose computer, such as a video game platform) for which the Copyright Act vests a rental right (i.e., the right to control the rental of the copy) in the copyright holder. The repeal or limitation of the First Sale doctrine (or conversely, the creation of a rental right vested in the copyright holder) for audiovisual works or for computer software made for limited purpose computers would have an adverse impact on the Company's home video and game rental business; however, no such legislation is pending in Congress at the present time.

Cable Networks

      Cable Rate Regulation. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") directed the FCC to limit by regulation cable system rates for the "basic service tier" ("BST") (including retransmission consent and must carry broadcast signals and public, educational and governmental channels) and the "cable programming service tier" ("CPST") to a level not to exceed the rates that would be charged in the presence of effective competition. Programming offered on a per-channel or per-program basis is exempt from rate regulation.

      Although all rate regulation of the CPST is set to expire on March 31, 1999, legislation has been introduced in the House to extend these rate regulation provisions. The Company cannot predict whether such legislation will be enacted into law. The Company believes that cable rate regulation adversely affects its non-premium cable program services which rely on cable operator license fee support, along with advertising revenues, to maintain the quantity and quality of programming. Rate regulation in this area tends to erode cable operator incentives to invest in programming and particularly in start-up program services.

      Program Access. The "program access" provisions of the 1992 Cable Act impose certain pricing and other restrictions on vertically integrated satellite cable programming vendors with respect to the provision of their program services to multichannel programming distributors, such as cable systems, SMATV systems, MMDS operators and TVRO and DBS distributors. Specifically, vertically integrated program services generally are prohibited from entering into exclusive arrangements with cable operators and from discriminating against cable competitors on programming price and other terms. The program access provisions were intended to spur competition to cable providers by facilitating the access of cable competitors to programming owned by cable operators or their affiliates. The Telecommunications Act of 1996 extended the program access rules to program services in which common carriers that provide video programming have an attributable interest.

      The Company divested its cable systems in 1996 and, as a result, the Company's wholly owned program services are no longer subject to the program access rules. Legislation which would extend the program access provisions to non-vertically integrated program services, if enacted, could adversely impact the Company's program services by reducing the Company's flexibility to negotiate the most favorable terms available for the distribution of its content. However, no such legislation is pending in Congress.

Motion Picture and Television Production and Distribution

      The Company's first-run, network and other production operations and its distribution of off-network, first-run and other programs in domestic and foreign syndication are not directly regulated. However, existing and proposed rules and regulations of the FCC applicable to broadcast networks, individual broadcast stations and cable operators could affect the Company's entertainment businesses.

      Antitrust. The Company, through PARAMOUNT PICTURES, is subject to a consent decree, entered in 1948, which contains restrictions on certain motion picture trade practices in the U.S. The Company, through PARAMOUNT PICTURES, along with other major distributors, has received a Civil Investigative Demand from the Justice Department which is investigating possible violations of the industry-wide decrees.

      European Union Directive. Since 1989, members of the European Union have been required by the "Television without Frontiers" Directive (89/552/EEC) to maintain quotas such that programming of local origin constitutes the majority proportion of all programming, where practicable and by appropriate means, to be achieved progressively on the basis of stated criteria. The Company believes that its program services in Europe are in compliance with the EC broadcast quotas.

Broadcasting

      Television broadcasting is subject to the jurisdiction of the FCC.

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

      A licensee can ordinarily expect renewal of its license if the licensee has served the public interest and has not seriously violated the Communications Act or FCC rules. Among the factors the FCC considers relevant to whether a broadcaster has served the public interest is compliance with the Children's Television Act of 1990 and implementing regulations. Under those rules, beginning on September 1, 1997, licensees generally are required to regularly schedule at least three hours a week of "core" educational and informational programming targeted to children ages 16 and under. Licensees also are required to limit commercials during programming targeted to children ages 12 and under. At renewal, the FCC also reviews the licensee's compliance with FCC Equal Employment Opportunity ("EEO") policies and rules; however, those policies have been suspended by the FCC in light of the 1998 decision of the U.S Court of Appeals for the D.C Circuit which held them unconstitutional. The FCC has initiated a rule making proceeding to draft new EEO rules.

      A license which has expired but is awaiting renewal entitles the licensee to continue broadcasting pending grant of the renewal. The status of the Company's television stations' licenses is as follows: WSBK-TV expires on April 1, 1999; WPSG-TV and WNPA-TV each expires on August 1, 1999; WDCA-TV and WGNT-TV each expires on October 1, 2004; WBFS-TV and WTOG-TV each expires on February 1, 2005; WUPA-TV expires on April 1, 2005; WUPL-TV expires on June 1, 2005; WNDY-TV expires on August 1, 2005; WKBD-TV and WWHO-TV each expires on October 1, 2005; KAUT-TV expires on June 1, 2006; KTXA-TV and KTXH-TV each expires on August 1, 2006; KMAX-TV expires on December 1, 2006; and KSTW-TV expires on February 1, 2007.

      The Communications Act requires prior approval of the FCC for the assignment of a license or transfer of control of a licensee. Additionally, the Communications Act provides that no license may be held by a corporation whose voting stock is more than 20% owned of record or voted by aliens or is subject to control by aliens. In addition, no corporation whose voting stock is more than 25% owned of record or voted by aliens or is subject to control by aliens may hold the voting stock of a corporation holding a broadcast license without specific FCC authorization. The Company conducts annual surveys of its shareholders to confirm its compliance with the foreign ownership limits.

      In April 1997, the FCC issued a DTV Table of Allotments, which assigned to all existing television stations nationwide a second, six-MHz channel for broadcasting in digital form. Under FCC rules, television stations may use this second channel to broadcast either one or two streams of "high definition" digital television ("HDTV") video programming or to "multicast" several streams of standard digital video programming. Broadcasters may also deliver large amounts of data over their DTV channels or offer other ancillary or supplementary services, including computer software distribution, teletext, interactive materials, aural messages, paging services, audio signals or subscription video. At a minimum, under the FCC's DTV rules, broadcasters must ultimately provide a free digital video programming service the resolution of which is comparable to or better than that of today's service on air during the same time periods that their analog channels are broadcasting.

      At the time it adopted the DTV Table of Allotments, the FCC also established a schedule pursuant to which all television stations must have constructed their DTV operations. Under that schedule, any commercial television station that is not an affiliate of ABC, CBS, NBC or FOX must construct its DTV station no later than May 1, 2002. Accordingly, because its stations are all affiliates of UPN or the WB, the Company must have constructed its digital operations by that date, unless an extension of time is granted by the FCC. It is difficult to assess how DTV will affect the Company's broadcast business with respect to other broadcasters and other video program providers.

      Each television station licensee will be licensed a digital channel for an eight-year term running coterminous with the licensee's analog channel. Broadcasters will be required to surrender their analog channels but, under FCC policy, not until at least 2006. This transition period is subject to periodic progress reviews to make sure DTV service is widely available. In addition, the Balanced Budget Act of 1997 includes provisions that would extend the continuation of analog service beyond the year 2006 deadline if DTV is implemented more slowly than expected. Specific conditions which would extend the transition period include the failure of one or more of the largest television stations in a market to begin broadcasting digital television signals through no fault of their own, or fewer than 85% of the television households in a market being able to receive digital televisions signals off the air either with a digital television set or with an analog set equipped with a converter box or by subscription to a cable-type service that carries the DTV stations in the market. Until the transition to digital is complete, FCC rules require that broadcasters phase in (according to annual benchmarks) the percentage of video programming of their analog channels that is simulcast on the DTV channel.

      During the transition and thereafter, broadcasters are permitted to use their digital channels to offer ancillary and supplementary services, including, but not limited to, data transmission and subscription services. The Telecommunications Act of 1996 imposes fees for use of the spectrum based upon the extent to which such services generate revenues other than from commercial advertisements used to support broadcasting for which a subscription fee is not required. In 1998, the FCC adopted rules which set the spectrum use fee at 5% of the broadcaster's gross revenues from ancillary and supplemental services.

      Must Carry/Retransmission Consent. The Communications Act grants certain "must carry" rights to enable broadcast television stations that are "local" to communities served by cable systems to obtain carriage on such systems. Alternatively, commercial stations may elect to secure cable system carriage pursuant to "retransmission consent" on negotiated terms. The must carry/retransmission consent election must be made every three years; the next election must be made by October 1, 1999 and will take effect on January 1, 2000.

      All of the Company's television stations are carried on cable systems serving the communities in the stations' markets. Certain of the stations obtained carriage by asserting must carry rights and other stations followed the retransmission consent process. Failure of broadcast stations to be carried on cable systems could be detrimental to the business of a television station.

      The application of must carry requirements to DTV is to be decided by the FCC in a proceeding that is expected to be completed during the second or third quarter of 1999. The Telecommunications Act of 1996 expressly provides that no ancillary or supplementary DTV services provided by broadcasters will be entitled to mandatory cable carriage. As explained in the section on the Compulsory Copyright License, legislation has been introduced in the Congress requiring satellite companies to ultimately carry local broadcast signals.

      Ownership Limitations. The Telecommunications Act of 1996 deregulated national television ownership by eliminating the prior 12-station ownership limit and increasing the nationwide audience reach limit from 25% to

35%. FCC rules provide for the calculation of audience reach based on the percentage of U.S. households in each television market where a station is located. Under current FCC rules, only half of the households in a market are counted for UHF stations. The national ownership cap of 35% and the UHF discount are currently being reevaluated as part of the FCC's biennial review of the broadcast ownership rules, as required by the Telecommunications Act of 1996. Even if the FCC eliminated the UHF discount, the Company's current group of television stations would remain well below the nationwide audience reach limit of 35%.

      With respect to local television ownership, the FCC rules currently prohibit a party from owning a television station whose Grade B contour overlaps with that of another television station. In a pending rule making proceeding, the FCC has proposed to relax this so-called "duopoly" rule to a Grade A contour/DMA standard. Under this proposal, a party would be permitted to own two television stations provided that their smaller Grade A contours do not overlap and they are not located within the same DMA, or "Designated Market Area", as that term is defined by Nielsen Media Research. Under an interim policy, the FCC is currently granting conditional waivers based on this proposed standard.

      As part of the same local television ownership proceeding, the FCC also is considering attributing ownership of a station to the party which operates it pursuant to an LMA. Under an LMA, the television station licensee delegates the operations, sales and programming to another party subject to the ultimate control of the licensee. In a number of markets, stations operate a second station in the same market under an LMA without conflicting with the FCC's local ownership rules. In the pending local ownership proceeding the FCC proposes to narrow the use of LMAs by attributing ownership of a station to a party which operates the station pursuant to an LMA for 15% or more of the broadcast time. It is unclear how the Company's LMAs in West Palm Beach-Fort Pierce, Florida, and in Providence, Rhode Island-New Bedford, Massachusetts, would be affected, if at all, by the FCC's local ownership proceeding. The FCC is expected to adopt modified local ownership rules during the second quarter or third quarter of 1999. Congress may consider legislation this year to make deregulatory changes to the broadcast ownership restrictions, including an increase in the current national audience cap limit. It is not certain whether such legislation will pass this year.

Video

      BLOCKBUSTER is subject to certain regulations of the U.S. Federal Trade Commission ("FTC") and certain states and foreign jurisdictions governing (a) the offer and sale of franchises and (b) franchise relationships. These regulations require BLOCKBUSTER to furnish disclosure documents to current and prospective franchisees. In addition, some states and foreign jurisdictions require franchisors to comply with registration or filing requirements prior to offering a franchise in that state or jurisdiction and/or limit the franchisor's rights to terminate a franchisee. The Company believes that BLOCKBUSTER's disclosure documents comply with FTC guidelines and all applicable guidelines of the states and foreign jurisdictions regulating the offering and issuance of franchises. Compliance with franchise laws can, however, be both costly and time-consuming, and no assurance can be given that BLOCKBUSTER will not encounter difficulties or delays in this area or that it will not require significant capital for franchising activities.

      BLOCKBUSTER is also subject to various federal, state and local laws that govern the disclosure and retention of video rental records, as well as various other regulations affecting its business, including state and local advertising, consumer protection, credit protection, licensing, zoning, land use, construction and environmental regulations.

Online

      Web Sites Directed to Children. The Children's Online Privacy Protection Act of 1998 ("COPPA"), which must be implemented by the FTC, applies to Web sites, or those portions of Web sites, directed to children under age 13. Under COPPA, Web site operators generally cannot collect online from a child under age 13 information that is individually identifiable -- such as a first and last name, an e-mail address or telephone number -- without the prior consent of that child's parent. The FTC is expected to adopt final rules by fall 1999, after which COPPA will become effective. NICKELODEON's online services are designed to comply with COPPA. Congress may also consider legislation this year regarding online privacy for adults.

Item 2. Properties.

      The Company maintains its world headquarters at 1515 Broadway, New York, New York, where it rents approximately one million square feet for executive offices and certain of its operating divisions. The lease runs to 2010, with four renewal options for five years each. The lease also grants the Company options for additional space and a right of first negotiation for other available space in the building. The Company also leases approximately 548,000 square feet of office space at 1633 Broadway, New York, New York, which lease runs to 2010, and approximately 237,000 square feet of office space at 1230 Avenue of the Americas, New York, New York, which lease runs to 2009, which leases contain options to renew. The Company owns the PARAMOUNT PICTURES studio at 5555 Melrose Avenue, Los Angeles, California, which consists of approximately 65 acres containing sound stages, administrative, technical and dressing room structures, screening theaters, machinery and equipment facilities, plus a back lot and parking lots. PARAMOUNT PARKS' operations in the U.S. include approximately 1,954 acres owned and 130 acres leased and in Canada include approximately 380 acres owned. The BLOCKBUSTER headquarters at 1201 Elm Street, Dallas, Texas consists of approximately 210,000 square feet of leased space. The BLOCKBUSTER retail and distribution operations in the U.S. and Canada consist of approximately 54 owned properties, aggregating approximately 343,000 square feet, and approximately 3,900 leased locations, aggregating approximately 25.5 million square feet. Facilities within the Publishing segment (other than executive offices at 1230 Avenue of the Americas described above) include approximately 1,260,000 square feet of space, of which approximately 674,000 square feet are leased. The facilities are used for warehouse, distribution and administrative functions.

      The Company also owns and leases office, studio, retail and warehouse space and broadcast and satellite transmission facilities in various cities in the U.S., Canada and several countries around the world for its businesses. The Company considers its properties adequate for its present needs.

Item 3. Legal Proceedings.

      On March 19, 1999, the date upon which the Company announced its proposal to acquire the remaining stock of SPELLING that it does not currently own, eight putative class action complaints were filed in the Court of Chancery of the State of Delaware. Each of such complaints names the Company, SPELLING and all of SPELLING's Directors, and generally alleges that the defendants have breached their fiduciary duties to SPELLING and its stockholders by failing to exercise independent business judgment in connection with the Company's proposal. The complaints also allege that the Company proposal is unfair to the other stockholders of SPELLING because the proposed price is allegedly too low and the transaction allegedly has been timed by the Company to capture SPELLING's true value without paying a full and fair price. On March 23, 1999, a putative class complaint was filed in the Superior Court of the State of California, County of Los Angeles. The complaint names the Company, SPELLING and all of SPELLING's Directors, and contains allegations that mirror those contained in the Delaware complaints. The Company believes that the plaintiffs' allegations are speculative and without merit and intends to vigorously defend these actions.

      Certain subsidiaries of the Company from time to time receive claims from federal and state environmental regulatory agencies and other entities asserting that they are or may be liable for environmental cleanup costs and related damages arising out of former operations. While the outcome of these claims cannot be predicted with certainty, on the basis of its experience and the information currently available to it, the Company does not believe that the claims it has received will have a material adverse effect on its results of operations, financial position or cash flows. (See "Item 6. Selected Financial Data" and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition".)

      The Company and various of its subsidiaries are parties to certain other legal proceedings. However, these proceedings are not likely to result in judgments that will have a material adverse effect on its results of operations, financial position or cash flows.

Financial Information About Foreign and Domestic Operations

      Financial information relating to foreign and domestic operations for each of the last three years ending December 31, is set forth in Note 14 to the Consolidated Financial Statements of the Company included elsewhere herein.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not Applicable

Executive Officers of the Company

      Set forth below is certain information concerning the current executive officers of the Company, which information is hereby included in Part I of this report.

Name                       Age                        Title
----                       ---                        -----

Sumner M. Redstone------   75    Chairman of the Board of Directors and Chief
                                    Executive Officer

Philippe P. Dauman------   45    Deputy Chairman, Executive Vice President and
                                    Director

Thomas E. Dooley--------   42    Deputy Chairman, Executive Vice President and
                                    Director

Robert M. Bakish--------   35    Senior Vice President, Planning, Development
                                    and Technology

Carl D. Folta-----------   41    Senior Vice President, Corporate Relations

Michael D. Fricklas-----   39    Senior Vice President, General Counsel and
                                    Secretary

Susan C. Gordon---------   45    Vice President, Controller and Chief Accounting
                                    Officer

Rudolph L. Hertlein-----   58    Senior Vice President, Corporate Development

Carol A. Melton---------   44    Senior Vice President, Government Affairs

William A. Roskin-------   56    Senior Vice President, Human Resources and
                                    Administration

Martin M. Shea----------   55    Senior Vice President, Investor Relations

George S. Smith, Jr.----   50    Senior Vice President, Chief Financial Officer

----------
      None of the executive officers of the Company is related to any other executive officer or director by blood, marriage or adoption except that Brent
D. Redstone and Shari Redstone, Directors of the Company, are the son and daughter, respectively, of Sumner M. Redstone.

      Mr. Redstone has been a Director of the Company since 1986 and Chairman of the Board since 1987, acquiring the additional title of Chief Executive Officer in January 1996. Mr. Redstone has served as President, Chief Executive Officer of NAI since 1967, and continues to serve in such capacity; he has also served as the Chairman of the Board of NAI since 1986. Mr. Redstone became a Director of Spelling in 1994 and became Chairman of the Board of Spelling in January 1996. He is a member of the Advisory Council for the Academy of Television Arts and Sciences Foundation and on the Board of Trustees for The Museum of Television and Radio. Mr. Redstone served as the first Chairman of the Board of the National Association of Theatre Owners, and is currently a member of the Executive Committee of that organization. Since 1982, Mr. Redstone has been a member of the faculty of Boston University Law School, where he has lectured on entertainment law, and since 1994, he has been a Visiting Professor at Brandeis University. In 1944, Mr. Redstone graduated from Harvard University and, in 1947, received an LL.B. from Harvard University School of Law. Upon graduation, he served as Law Secretary with the U.S. Court of Appeals, and then as a Special Assistant to the U.S. Attorney General.

      Mr. Dauman has been a Director of the Company since 1987. He was elected Executive Vice President in March 1994, and was appointed Deputy Chairman in January 1996. From February 1993 to October 1998, Mr. Dauman also served as General Counsel and Secretary of the Company. Prior to February 1993, Mr. Dauman was a partner in the law firm of Shearman & Sterling in New York, which he joined in 1978. Mr. Dauman became a Director of Lafarge Corporation in 1997, a Director of Spelling in 1994 and a Director of NAI in 1992.

      Mr. Dooley was elected Executive Vice President in March 1994 and appointed a Director and Deputy Chairman of the Company in January 1996, having been an executive officer of the Company since January 1987. From July 1992 to March 1994, Mr. Dooley served as Senior Vice President, Corporate Development of the Company. From August 1993 to March 1994, he also served as President, Interactive Television. Prior to that, he held various positions in the Company's corporate and divisional finance areas. Mr. Dooley became a Director of Spelling in 1996.

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

      Mr. Fricklas was elected Senior Vice President, General Counsel and Secretary of the Company in October 1998. From July 1993 to October 1998, he served as Deputy General Counsel of the Company. He served as

Vice President, General Counsel and Secretary of Minorco (U.S.A.) Inc. from 1990 to 1993. Prior to that, Mr. Fricklas was an attorney in private practice at the law firm of Shearman & Sterling.

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

      Ms. Melton was elected Senior Vice President, Government Affairs of the Company in May 1997. Before joining the Company, Ms. Melton served most recently as Vice President, Law and Public Policy at Time Warner Inc., having joined Warner Communications Inc. in 1987. Prior to that, Ms. Melton served as Legal Advisor to the Chairman of the Federal Communications Commission and as Assistant General Counsel for the National Cable Television Association.

      Mr. Roskin has been an executive officer of the Company since April 1988 when he became Vice President, Human Resources and Administration. In July 1992, Mr. Roskin was elected Senior Vice President, Human Resources and Administration of the Company. From May 1986 to April 1988, he was Senior Vice President, Human Resources at Coleco Industries, Inc. From 1976 to 1986, he held various executive positions at Warner Communications Inc., serving most recently as Vice President, Industrial and Labor Relations.

      Mr. Shea was elected Senior Vice President, Investor Relations of the Company in January 1998. From July 1994 to May 1995 and from November 1995 to December 1997, he was Senior Vice President, Corporate Communications for Triarc Companies, Inc. From June 1995 through October 1995, he served as Managing Director of Edelman Worldwide. From 1977 until July 1994, Mr. Shea held various Investor Relations positions at Paramount, serving most recently as Vice President, Investor Relations.

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

PART II

Item 5. Market for Viacom Inc.'s Common Equity and Related Security Holder Matters.

Viacom Inc. voting Class A Common Stock and Viacom Inc. non-voting Class B Common Stock are listed and traded on the American Stock Exchange ("AMEX") under the symbols "VIA" and "VIA B", respectively. Effective April 8, 1999, the Company will move its listing to the New York Stock Exchange and will be traded under the symbols VIA and VIA.B, respectively.

On February 25, 1999, the Board of Directors of the Company declared a 2-for-1 common stock split, to be effected in the form of a dividend. The additional shares will be issued on March 31, 1999 to shareholders of record on March 15, 1999. All common share and per share amounts have been adjusted to reflect the stock split for all periods presented.

The following table sets forth, for the calendar period indicated, the per share range of high and low sales prices for Viacom Inc.'s Class A Common Stock and Class B Common Stock, as reported on the AMEX Composite Tape adjusted to reflect the effect of the 2-for-1 common stock split.

                                   Viacom Class A            Viacom Class B
                                    Common Stock              Common Stock
                              -----------------------    ----------------------
                                High        Low            High      Low
                                ----        ---            ----      ---
1997
  1st quarter...........      $18 9/16      $16          $18 15/16   $16
  2nd quarter...........       17 23/32      12 5/8       18          12 5/8
  3rd quarter...........       17 3/8        13 3/4       17 9/16     13 5/8
  4th quarter...........       20 7/8        13           21 1/8      13 1/4

1998
  1st quarter...........      $27 1/8       $19 15/16    $27 17/32   $20 1/4
  2nd quarter...........       30 1/2        26 1/8       30 5/8      26 13/32
  3rd quarter...........       34 11/16      24 5/8       35          24 3/4
  4th quarter...........       36 29/32      25 7/16      37 1/8      25 163/512

Viacom Inc. has not declared cash dividends on its common stock and has no present intention of so doing.

As of March 22, 1999, there were approximately 9,555 holders of Viacom Inc. Class A Common Stock, and 18,977 holders of Viacom Inc. Class B Common Stock.

Item 6. Selected Financial Data

VIACOM INC. AND SUBSIDIARIES
(Millions of dollars, except per share amounts)

                                                                            Year Ended December 31,
                                                   ---------------------------------------------------------------
                                                      1998          1997         1996         1995         1994
                                                   ----------    ----------   ----------   ----------   ----------
Revenues .......................................   $ 12,096.1    $ 10,684.9   $  9,683.9   $  8,700.1   $  4,485.6

Operating income (a) ...........................   $    751.6    $    685.4   $  1,197.2   $  1,247.2   $    354.4

Earnings (loss) from continuing operations .....   $    (43.5)   $    373.5   $    152.2   $     88.0   $     18.7

Net earnings (loss) ............................   $   (122.4)   $    793.6   $  1,247.9   $    222.5   $     89.6

Net earnings (loss) attributable to
     common stock ..............................   $   (149.6)   $    733.6   $  1,187.9   $    162.5   $     14.6

Earnings (loss) per common share(b):
Basic:
     Earnings (loss) from continuing operations    $    (0.10)   $      .44   $      .13   $      .04   $     (.14)
     Net earnings (loss) .......................   $    (0.21)   $     1.04   $     1.63   $      .22   $      .04

Diluted:
     Earnings (loss) from continuing operations.   $    (0.10)   $      .44   $      .13   $      .04   $     (.13)
     Net earnings (loss) .......................   $    (0.21)   $     1.04   $     1.62   $      .22   $      .03

At year end:
     Total assets ..............................   $ 23,613.1    $ 28,288.7   $ 28,834.0   $ 28,991.0   $ 28,273.7

     Long-term debt, net of current portion ....   $  3,813.4    $  7,423.0   $  9,855.7   $ 10,712.1   $ 10,402.4

     Shareholders' equity ......................   $ 12,049.6    $ 13,383.6   $ 12,586.5   $ 12,093.8   $ 11,791.6

(a) Operating income is defined as earnings (loss) before extraordinary loss, discontinued operations, minority interest, equity in loss of affiliated companies (net of tax), provision for income taxes, other items (net) and interest expense (net).

(b) All common per share data has been adjusted to reflect the 2-for-1 common stock split effective March 31, 1999.

Paramount Communications Inc.'s and Blockbuster Entertainment Corporation's results of operations are included from their dates of acquisition, commencing March 1, 1994 and October 1, 1994, respectively. Revenues, operating income and earnings (loss) from continuing operations for each year presented exclude Non-Consumer Publishing, the music retail stores, the interactive game businesses, Viacom Radio Stations and Viacom Cable, which are reported as discontinued operations.

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

The Company continued to make significant progress towards accomplishing its strategic objectives to focus on its core businesses, strengthen the balance sheet and improve the capital structure. The Company's significant transactions were as follows:

o On November 27, 1998, the Company completed the sale of its educational, professional and reference publishing businesses ("Non-Consumer Publishing") to Pearson plc for approximately $4.6 billion in cash plus approximately $92 million related to changes in net assets, which is subject to change based upon final determination of net assets. The net proceeds were principally used to reduce debt and buyback preferred stock.

o On October 26, 1998, the Company completed the sale of its music retail stores to Wherehouse Entertainment, Inc. for approximately $115 million in cash before adjustments for changes in working capital.

o On September 4, 1998, Spelling Entertainment Group Inc. ("Spelling") completed the sale of substantially all of the development operations of Virgin Interactive Entertainment Limited ("Virgin") to Electronic Arts Inc. for $122.5 million in cash. In addition, on November 10, 1998, Spelling completed the sale of all non-U.S. operations of Virgin to an investor group.

o Throughout 1998, the Company repurchased certain of its shares of common stock and warrants and also repurchased half of its convertible preferred stock, the remainder of which was repurchased in January 1999.

o On October 21, 1997, the Company completed the sale of its half-interest in USA Networks, including Sci-Fi Channel, to Universal Studios, Inc. for a total of $1.7 billion in cash.

o On July 2, 1997, the Company completed the sale of Viacom Radio Stations to Chancellor Media Corp. for approximately $1.1 billion in cash.

o On July 31, 1996, the Company completed the split-off of its Cable segment pursuant to an exchange offer and related transactions. As a result, the Company realized a gain of approximately $1.3 billion, reduced its debt and retired approximately 4.1% of the Company's then total outstanding common shares.

As a result of the transactions described above, Non-Consumer Publishing, the music retail stores, the interactive game businesses, including Virgin, Viacom Radio Stations and Viacom Cable have been accounted for as discontinued operations. Operating results and the related gain or loss attributable to discontinued operations have been separately disclosed in the Company's notes to the consolidated financial statements. (See Note 3 of the Notes to the Consolidated Financial Statements.)

Business Segment Information

As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Accordingly, the Company has presented the following six operating segments below, as they represent how management evaluates operating results of the Company. Previous years' reporting had followed an industry segment approach. All prior years' segment information has been reclassified to conform with the current segment presentation.

      Networks - Basic Cable and Premium Subscription Television Program
         Services.

      Entertainment - Production and Distribution of Motion Pictures and
         Television Programming as well as Television Stations, International Channels, Movie Theater Operations and Music Publishing.

      Video - Home Video and Game rental and retail.

      Parks - Theme Parks.

      Publishing - Consumer Publishing Group.

      Online - Viacom Online Services.

The following tables set forth revenues and operating income (loss) by business segment, for the years ended December 31, 1998, 1997 and 1996. Results for each year presented exclude Non-Consumer Publishing, music retail stores, interactive game businesses, Viacom Radio Stations and Viacom Cable, which are reported as discontinued operations.

                                           Year ended                    Percent
                                           December 31,               Better/(Worse)
                               -----------------------------------   -----------------
                                                                      1998      1997
(In millions)                     1998         1997         1996     vs 1997   vs 1996
                                  ----         ----         ----     -------   -------
Revenues:
Networks ...................   $ 2,607.9    $ 2,262.8    $ 1,999.5      15%      13%
Entertainment ..............     4,757.8      4,305.9      3,897.9      10       10
Video ......................     3,893.4      3,313.6      2,942.3      17       13
Parks ......................       421.2        367.3        361.9      15        1
Publishing .................       564.6        556.6        547.6       1        2
Online .....................        13.7         10.4           --      32       NM
Intercompany ...............      (162.5)      (131.7)       (65.3)    (23)    (102)
                               ---------    ---------    ---------
    Total revenues .........   $12,096.1    $10,684.9    $ 9,683.9      13       10
                               =========    =========    =========

Operating income (loss) (a):
Networks ...................   $   744.3    $   635.6    $   532.5      17%      19%
Entertainment ..............       448.0        343.0        428.3      31      (20)
Video ......................      (342.2)      (196.8)       309.4     (74)    (164)
Parks ......................        49.9         42.4         43.7      18       (3)
Publishing .................        53.2         60.4         60.1     (12)       0
Online .....................        (7.5)         2.3           --      NM       NM
                               ---------    ---------    ---------
     Segment total .........       945.7        886.9      1,374.0       7      (35)
Corporate ..................      (194.1)      (201.5)      (176.8)      4      (14)
                               ---------    ---------    ---------
    Total operating income .   $   751.6    $   685.4    $ 1,197.2      10      (43)
                               =========    =========    =========

(a) Operating income is defined as earnings before extraordinary loss, discontinued operations, minority interest, equity in loss of affiliated companies (net of tax), provision for income taxes, other items (net) and interest expense (net).

NM -  Not meaningful

EBITDA

The following table sets forth EBITDA (defined as operating income (loss) before depreciation and amortization principally of goodwill related to business combinations) for the years ended December 31, 1998, 1997 and 1996. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

                                            Year ended                       Percent
                                            December 31,                  Better/(Worse)
                               ----------------------------------     ---------------------
                                                                       1998          1997
                                  1998        1997       1996         vs 1997       vs 1996
                                  ----        ----       ----         -------        ------
EBITDA (a):
Networks ...................   $    851.3  $    729.4  $    619.3        17%          18%
Entertainment ..............        640.5       514.5       593.7        24          (13)
Video ......................         39.9       221.6       635.7       (82)         (65)
Parks ......................        101.1        88.9        87.9        14            1
Publishing .................         71.2        77.9        77.8        (9)           0
Online .....................         (3.5)        2.3          --        NM           NM
                               ----------  ----------  ----------
      Segment total ........      1,700.5     1,634.6     2,014.4         4          (19)
Corporate ..................       (171.6)     (176.6)     (162.9)        3           (8)
                               ----------  ----------  ----------
      Total EBITDA .........   $  1,528.9  $  1,458.0  $  1,851.5         5          (21)
                               ==========  ==========  ==========

(a) EBITDA is defined as operating income (loss) before depreciation and amortization.

NM - Not meaningful

Results of Operations 1998 versus 1997

Revenues increased 13% to $12.1 billion for 1998 from $10.7 billion for 1997 with every operating segment posting increases over the prior year. Primary contributors to the increase were the Entertainment segment which recorded higher feature and theater revenues; the Video segment which realized the positive impact from revenue sharing as well as revenue increases from the increase in the number of Company owned stores; and the Networks segment, where revenue increases were driven primarily by increased advertising and affiliate revenues.

Total expenses increased 13% to $11.3 billion for 1998 from $10.0 billion for 1997 principally reflecting normal increases associated with revenue growth and the second quarter 1998 Blockbuster charge of approximately $436.7 million principally associated with an accounting change for tape amortization. In 1997, expenses reflect the impact of the Blockbuster charge which consisted primarily of a reduction in the carrying value of excess retail inventory and the cost of closing underperforming stores principally located in international markets.

Effective April 1, 1998, Blockbuster adopted an accelerated method of amortizing videocassettes and game rental inventory. Blockbuster has adopted this new method of amortization because it has implemented a new business model, including revenue sharing agreements with Hollywood studios, which has dramatically increased the number of videocassettes in the stores and which is satisfying consumer demand over a shorter period of time. Previously, Blockbuster purchased tapes for a fixed price, which were amortized over a period of six to 36 months. Pursuant to the new method, the Company records base stock videocassettes at cost and amortizes a portion of the costs on an accelerated basis over three months, generally to $8 per unit, with the remaining cost of the base stock videocassettes amortized on a straight-line basis over 33 months to an estimated $4 salvage value. Non-base stock videocassette costs are amortized on an accelerated basis over three months to an estimated $4 salvage value. Video games are amortized on an accelerated basis over a 12 month period to an estimated $10 salvage value. Revenue sharing payments are expensed when earned pursuant to the applicable contractual arrangements. The Company recorded a pre-tax charge of $436.7 million, of which approximately $424.3 million represents an adjustment to the carrying value of the rental tapes due to the new method of accounting and approximately $12.4 million represents a write-down of retail inventory. The total charge was reflected as part of operating expenses for 1998.

During the second quarter of 1997, Blockbuster shifted its strategic emphasis from retailing a broad assortment of merchandise to focusing on its core rental business. Rationalization of the retail product lines such as sell-through video, confectionery items, literature, music and fashion merchandise allowed the Company to devote more management time and attention, as well as retail floor selling space, to its video and rental game business. In addition, as part of its effort to improve the performance of its operations, Blockbuster adopted a plan to close consistently underperforming stores primarily located in the United Kingdom and Australia and to exit the German market. As a result, Blockbuster recorded a pre-tax charge of $322.8 million which consisted of operating and general and administrative expenses of approximately $247.5 million, as well as depreciation expense attributable to the write-off of long-lived assets of $45.9 million and write-offs attributable to international joint ventures accounted for under the equity method of $29.4 million. As a result of exiting the music business, approximately $72.6 million of the charge has been presented as part of discontinued operations. The remaining balance of the charge consisted principally of $100.8 million for a reduction in the carrying value of excess merchandise inventories, $69.6 million for the closing of underperforming stores principally located in international markets, and $39.3 million recognized as general and administrative expenses, primarily related to relocation costs incurred in connection with the move of the Company's employees, corporate offices and data center from Fort Lauderdale, Florida to Dallas, Texas.

The $69.6 million charge for the closing of underperforming stores is comprised of a $41.8 million non-cash impairment charge associated with long-lived assets and a $27.8 million charge for lease exit obligations. These amounts have been recognized as depreciation expense and general and administrative expense, respectively. Through December 31, 1998, the Company has paid and charged approximately $12.8 million against the lease exit obligations.

The Company's EBITDA increased 5% to $1.53 billion for 1998 from $1.46 billion for 1997 and operating income increased 10% to $751.6 million for 1998 from $685.4 million for 1997. Operating results were adversely affected by the charges taken by Blockbuster during 1998 and 1997. Excluding the impact of such charges in each period, the Company's EBITDA increased 20% to $1.97 billion and operating income increased 31% to $1.19 billion.

Segment Results of Continuing Operations - 1998 versus 1997

Networks (Basic Cable and Premium Subscription Television Program Services)

The Networks segment is comprised of MTV Networks ("MTVN"), basic cable television program services and Showtime Networks Inc. ("SNI"), premium subscription television program services.

For the year, MTVN revenues of $1.9 billion increased 21%, EBITDA of $743.5 million increased 17% and operating income of $660.1 million increased 16% over the prior year principally reflecting higher advertising revenues, as well as the benefit of the continued licensing success of RUGRATS and BLUE'S CLUES. Advertising revenue growth was driven by rate increases at Nickelodeon and VH1 and higher unit volume at MTV. MTVN's EBITDA and operating income growth were driven by revenue growth partially offset by increased production, selling and marketing expenses. Results for 1998 also include an operating loss of $22.0 million for MTV Asia, which was previously accounted for under the equity method. Excluding the loss of MTV Asia, MTVN's EBITDA and operating income increased 21% and 20%, respectively.

SNI's revenues, EBITDA and operating income increased 3%, 15% and 29%, respectively, over the prior-year period. Operating results reflect revenue increases attributable to the continued growth of direct broadcasting satellite subscriptions partially offset by increased marketing costs associated with SNI's NO LIMITS branding campaign. SNI's subscriptions increased over the prior year by approximately 1.5 million to 19.7 million subscriptions at December 31, 1998.

The Networks segment derives revenues principally from two sources: the sale of time on its basic cable networks to advertisers and the license of the networks to cable television operators, direct-to-home and other distributors. The sale of advertising time is affected by viewer demographics, viewer ratings and market conditions for advertising time. Adverse changes to any of these factors could have an adverse effect on revenues.

Entertainment (Motion Pictures, Television Programming, Television Stations, International Channels, Movie Theaters and Music Publishing)

The Entertainment segment is comprised of Paramount Pictures, Paramount Television, Spelling Entertainment Group Inc. ("Spelling"), the Paramount Stations Group ("PSG") and Paramount's movie theaters, music publishing and international channels. Entertainment revenues for the year ended December 31, 1998 were 10% higher than the same period last year principally reflecting Paramount's higher features and theater revenues. Higher features revenues were led by the extraordinary domestic box office and home video success of TITANIC, along with the successful domestic theatrical performance of DEEP IMPACT and THE RUGRATS MOVIE, the foreign theatrical performance of SAVING PRIVATE RYAN, and the worldwide theatrical success of THE TRUMAN SHOW. Theaters' revenues were also higher primarily as a result of opening new multiplex theaters. Paramount's overall revenue growth for the year was partially offset by lower television programming revenues compared with the prior year, which included the successful first time availability of FRASIER in syndication.

Paramount's features and television groups recorded EBITDA and operating income increases of 32% and 44%, respectively, compared with the same prior year period. The results reflect the revenue increases described above partially offset by earnings recorded in 1997 attributable to long-term foreign licensing agreements.

For the year, PSG's revenues increased 1% and EBITDA and operating income decreased 5% and 15%, respectively, from the same prior-year period. Operating results primarily reflect decreased advertising revenues and the impact of swapping for television stations with greater growth potential. PSG owns and operates 17 television stations, including WNPA-TV serving Pittsburgh, Pennsylvania, which was acquired on February 1, 1999. In addition, PSG programs two additional television stations pursuant to local marketing agreements.

For the year ended December 31, 1998, Spelling's revenues of $586.1 million increased 4% principally reflecting the impact of the licensing of Spelling's classic video library and the sale of television library product, partially offset by Spelling's exit from the feature film and video distribution businesses. Spelling posted EBITDA of $22.3 million for the year, as compared to EBITDA of $7.1 million for the prior year. The improved results at Spelling reflect the decision to exit the feature film business and the resulting cessation of production, acquisition and distribution of new feature films.

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

License fees for the television exhibition of motion pictures and for syndication and basic cable exhibition of television programming are recorded as revenue in the period that the products are available for such exhibition, which, among other reasons, may cause substantial fluctuation in operating results. As of December 31, 1998, the unrecognized revenues attributable to such licensing agreements were approximately $1.6 billion.

Video (Home Video and Game rental and retail)

The Video segment consists of Blockbuster Video. For the year, Video revenues increased 17% driven by higher video store revenues reflecting the impact of revenue sharing and an increase in the number of Company owned stores. EBITDA decreased 82% principally reflecting the impact of the charge of approximately $436.7 million taken in the second quarter of 1998 to adjust the carrying value of videocassettes and game rental inventory under a new method of amortization as a result of the implementation of Blockbuster's new business model. For the year, Blockbuster recorded same store sales increases of 13% domestically and worldwide. Blockbuster ended the year with approximately 6,380 stores, a net increase of approximately 330 stores over the prior year. Video results in 1997 reflect a charge of approximately $250 million related primarily to the reduction of the carrying value of excess retail inventory and the cost of closing underperforming stores principally located in international markets.

Excluding the impact of the 1998 and 1997 charges, Video's EBITDA increased 20% to $476.6 million in 1998 from $397.3 million in 1997. Excluding the impact of the second quarter 1998 and 1997 Blockbuster charges, Video's gross margin percentage decreased to 60.8% in 1998 from 61.4% in 1997 due to the initial impact of revenue sharing agreements and increased promotional activity.

The Company's home video business may be affected by a variety of factors, including but not limited to, general economic trends, competition, relationships with the major studios, quality of new releases, changes in technology, unusual events and weather. In addition, as with other retail outlets, there is a distinct seasonal pattern to the home video and video game business, with peak rental periods tending to coincide with summer and winter holidays.

Parks (Theme Parks)

The Parks segment consists of five regional theme parks and a themed attraction in the U.S. and Canada. Parks' revenues of $421.2 million, EBITDA of $101.1 million and operating income of $49.9 million for 1998 increased 15%, 14% and 18%, respectively, as compared with revenues of $367.3 million, EBITDA of $88.9 million and operating income of $42.4 million for 1997. Operating results principally reflect increased attendance driven by new branded attractions and entertainment, including STAR TREK: THE EXPERIENCE located at the Las Vegas Hilton, and increased pricing.

Each of the theme parks features attractions based on intellectual properties of the Company. A substantial majority of the theme parks' operating income is generated from May through September; however, the profitability of the leisure-time industry is influenced by various factors which are not directly controllable, such as economic conditions, amount of available leisure time, oil and transportation prices and weather patterns.

Publishing (Consumer Publishing)

On November 27, 1998, the Company completed the sale of Non-Consumer Publishing for approximately $4.6 billion in cash plus approximately $92 million related to changes in net assets, which is subject to change based upon final determination of net assets. The Company is retaining its consumer operations including the Simon & Schuster name. The Company recognized a gain of approximately $65.5 million, net of tax, from the sale and has presented Non-Consumer Publishing as a discontinued operation.

Growth in revenues to $564.6 million was primarily attributable to increases in the trade business driven by the best selling titles including BAG OF BONES by Stephen King, ALL THROUGH THE NIGHT by Mary Higgins Clark and ANGELA'S ASHES by Frank McCourt, along with gains in the children's business. The mass-market business experienced a sales decrease due to weakness in that segment of the industry.

The consumer publishing marketplace is subject to increased periods of demand in the summer months and during the end-of-year holiday season. Major new title releases drive a significant portion of Publishing's sales throughout the year.

Online (Interactive Online Services)

Revenues increased 32% to $13.7 million for 1998 from $10.4 million for 1997. Operating loss of $7.5 million in 1998, as compared with operating income of $2.3 million in 1997, reflects the increased investment in the Company's online services.

In February 1999, the Company acquired Imagine Radio, an Internet radio company transmitting original radio stations offering listeners various customization features from a wide range of formats. In the fourth quarter of 1998, the Company acquired Nvolve, Inc., a Web site developer. The Company also owns Red Rocket, an online education toy retailer.

Other Income and Expense Information

Corporate Expenses

Corporate expenses, including depreciation expense, decreased 4% to $194.1 million for 1998 from $201.5 million for 1997, principally reflecting a decrease in general and administrative and litigation expenses.

Interest Expense, net

Net interest expense decreased 20% to $599.0 million for 1998 from $750.9 million for 1997. The Company had approximately $4.2 billion and $7.8 billion principal amount of debt outstanding (including current maturities) as of December 31, 1998 and 1997, respectively, at a weighted average interest rate of 7.8% for each period.

Other Items, net

The Company continued the strategy of focusing on its core businesses and in December 1998, announced plans to close the Viacom Entertainment Store in Chicago and to phase out its Nickelodeon stores in January 1999. As a result, the Company recorded a loss of approximately $91 million, which is reflected in "other items, net", for the year ended December 31, 1998. The loss principally reflects $8.5 million for estimated severance benefits payable to approximately 530 employees and $32.7 million for lease exit obligations. The loss also reflects the write-off of property and equipment, inventory and prepaid assets of $21.1 million, $10.3 million and $3.1 million, respectively, as well as future vendor commitments of $3.3 million. Additionally, "other items, net" for 1998 principally reflects foreign exchange losses and the write-off of certain investments, partially offset by a gain of approximately $118.9 million from the sale of a cost investment. "Other items, net" of $1.2 billion for 1997, principally reflects the gain from the sale of USA Networks as well as gains associated with the exchange of certain television stations offset by the write-off of certain investments held at cost.

Provision for Income Taxes

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The annual effective tax rates of 101.0% for 1998 and 54.9% for 1997 were both adversely affected by amortization of intangibles in excess of amounts which are deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the annual effective tax rates would have been 31.8% for 1998 and 44.1% for 1997.

Equity in Loss of Affiliates

"Equity in loss of affiliated companies, net of tax" was $41.4 million for 1998 as compared to $163.3 million for 1997. In 1998, the equity loss primarily reflects the net operating loss of United Paramount Network ("UPN"), partially offset by the positive results of Comedy Central. In 1997, the equity loss primarily reflects the net operating loss of UPN and charges associated with international network ventures partially offset by earnings from the Company's half-interest in USA Networks, which was sold in the fourth quarter of 1997.

Minority Interest

Minority interest primarily represents the minority ownership of Spelling common stock.

Discontinued Operations

For 1998, discontinued operations reflect the results of operations, net of tax, of Non-Consumer Publishing prior to sale on November 27, 1998, and music retail stores prior to sale on October 26, 1998. Discontinued operations also reflect the gain from the sale of Non-Consumer Publishing of approximately $65.5 million, net of tax, the loss from the sale of music retail stores of approximately $138.5 million, net of tax, additional losses recognized for Virgin operations prior to disposal of $20.3 million, net of minority interest, the tax benefit associated with the disposal of Virgin of $134.0 million and the reversal of unutilized cable split-off reserves.

For 1997, discontinued operations reflect the results of operations, net of tax, of (1) Non-Consumer Publishing, (2) music retail stores, (3) the Viacom Radio Stations prior to disposal on July 2, 1997, as well as the realized gain on the sale of approximately $416.4 million, net of tax, (4) additional losses recognized for Virgin operations prior to disposal of $32.0 million, net of minority interest, and (5) the reversal of unutilized cable split-off reserves.

Extraordinary Loss

During 1998, the Company recognized an after-tax extraordinary loss from the early extinguishment of debt of $74.7 million.

Results of Operations 1997 versus 1996

Revenues increased 10% to $10.7 billion for 1997 from $9.7 billion for 1996. Revenue increases were driven primarily by the Networks, Video and Entertainment segments, all of which increased their percentage of total revenue for 1997. EBITDA decreased 21% to $1.5 billion for 1997 from $1.9 billion for 1996. Operating income decreased 43% to $685.4 million for 1997 from $1.2 billion for 1996. Operating results were adversely affected by lower operating margins at Blockbuster in 1997 and charges taken by Blockbuster during 1997 and 1996.

Total expenses increased 18% to $10.0 billion for 1997 from $8.5 billion for 1996 principally reflecting normal increases in every segment associated with revenue growth. Expense increases for the year also reflect the second quarter 1997 Blockbuster charge primarily associated with the reduction in the carrying value of excess retail inventory and the cost of closing underperforming stores principally located in international markets.

Segment Results of Continuing Operations - 1997 versus 1996

Networks (Basic Cable and Premium Subscription Television Program Services)

Revenues increased 13% to $2.3 billion for 1997 from $2.0 billion for 1996. EBITDA increased 18% to $729.4 million for 1997 from $619.3 million for 1996. Operating income increased 19% to $635.6 million for 1997 from $532.5 million for 1996. MTVN revenues of $1.5 billion, EBITDA of $634.0 million and operating income of $569.9 million increased 18%, 20% and 23%, respectively. The increase in MTVN's revenues principally reflects higher advertising sales and affiliate fees. Advertising revenue increases were driven by rate increases at Nickelodeon and higher unit volume at MTV. MTVN's EBITDA and operating income increases were driven by revenue growth partially offset by increased programming and production expenses.

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

Entertainment (Motion Pictures, Television Programming, Television Stations, International Channels, Movie Theaters and Music Publishing)

Revenues increased 10% to $4.3 billion for 1997 from $3.9 billion for 1996. EBITDA decreased 13% to $514.5 million for 1997 from $593.7 million for 1996. Operating income decreased 20% to $343.0 million for 1997 from $428.3 million for 1996. Entertainment revenues were higher than the prior year principally reflecting higher revenues at Paramount Television attributable to higher network and syndication revenues for FRASIER. For 1997, higher feature film revenues were driven by higher home video revenues, led by THE FIRST WIVES CLUB,
MISSION: IMPOSSIBLE and STAR TREK: FIRST CONTACT as well as higher pay television revenues partially offset by lower foreign theatrical revenues. EBITDA in 1996 reflects the impact of significant foreign library licensing agreements entered into by Paramount and Spelling.

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

Video (Home Video and Game rental and retail)

Revenues increased 13% to $3.3 billion for 1997 from $2.9 billion for 1996. EBITDA decreased 65% to $221.6 million for 1997 from $635.7 million for 1996. Video recorded operating losses of $196.8 million for 1997 versus operating income of $309.4 million for 1996. The revenue increase primarily reflects the increased number of Company-owned video stores in operation in 1997 as compared to 1996. Blockbuster's worldwide same-store rental revenues and worldwide same store sales each decreased 1%. Blockbuster ended the year with approximately 6,050 stores, a net increase of approximately 730 stores from the prior year. EBITDA of $221.6 million reflects the impact of the charge taken in the second quarter of 1997 which is described below, as well as increased rental tape amortization costs and higher expenses attributable to the interim effects of the change in strategic emphasis back to video rental from broad based retail.

During the second quarter of 1997, Blockbuster shifted its strategic emphasis from retailing a broad assortment of merchandise to focusing on its core rental business. Rationalization of the retail product lines such as sell-through video, confectionery items, literature, music and fashion merchandise allowed the Company to devote more management time and attention, as well as retail floor selling space, to its video and rental game business. In addition, as part of its effort to improve the performance of its operations, Blockbuster adopted a plan to close consistently underperforming stores primarily located in the United Kingdom and Australia and to exit the German market. As a result, Blockbuster recorded a pre-tax charge of $322.8 million which consisted of operating and general and administrative expenses of approximately $247.5 million, as well as depreciation expense attributable to the write-off of long-lived assets of $45.9 million and write-offs attributable to international joint ventures accounted for under the equity method of $29.4 million. As a result of exiting the music business, approximately $72.6 million of the charge has been presented as part of discontinued operations. The remaining balance of the charge consisted principally of $100.8 million for a reduction in the carrying value of excess merchandise inventories, $69.6 million for the closing of underperforming stores principally located in international markets, and $39.3 million recognized as general and administrative expenses, primarily related to relocation costs incurred in connection with the move of the Company's employees, corporate offices and data center from Fort Lauderdale, Florida to Dallas, Texas.

The $69.6 million charge for the closing of underperforming stores is comprised of a $41.8 million non-cash impairment charge associated with long-lived assets and a $27.8 million charge for lease exit obligations. These amounts have been recognized as depreciation expense and general and administrative expense, respectively. Through December 31, 1997, the Company has paid and charged approximately $2.5 million against the lease exit obligations.

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

Excluding the impact of the second quarter 1997 charge of approximately $175.7 million, Blockbuster posted EBITDA of $397.3 million.

Parks (Theme Parks)

Parks reported revenues of $367.3 million, operating income of $42.4 million and EBITDA of $88.9 million for 1997 as compared with revenues of $361.9 million, operating income of $43.7 million and EBITDA of $87.9 million for 1996 principally reflecting higher per capita spending.

Publishing (Consumer Publishing)

Revenues increased 2% to $556.6 million for 1997 from $547.6 million for 1996. EBITDA and operating income remained unchanged from 1996. Consumer's bestsellers for 1997 were led by ANGELA'S ASHES by Frank McCourt, THE JOY OF COOKING by Irma
S. Rombauer, Mary Higgins Clark's PRETEND YOU DON'T SEE HER and Andrew Morton's
DIANA: HER TRUE STORY, THE COMMEMORATIVE EDITION.

Online (Interactive Online Services)

Revenues were $10.4 million and EBITDA and operating income were $2.3 million for 1997.

Other Income and Expense Information

Corporate Expenses

Corporate expenses, including depreciation and amortization expense, increased 14% to $201.5 million for 1997 from $176.8 million for 1996, principally reflecting increased general and administrative expenses and increased intercompany profit elimination for the year.

Interest Expense

Net interest expense decreased 4% to $750.9 million for 1997 from $785.5 million for 1996, principally reflecting the reduction of debt with proceeds from the sale of Viacom Radio Stations and USA Networks partially offset by increases in debt to finance capital expenditures and other investments including the exercise by the Company of its option to purchase a 50% interest in UPN. The Company had approximately $7.8 billion and $9.9 billion principal amount of debt outstanding as of December 31, 1997 and December 31, 1996, respectively, at weighted average interest rates of 7.8% and 7.4%, respectively. (See Note 8 of Notes to Consolidated Financial Statements.)

Other Items, net

On October 21, 1997, the Company completed the sale of its half-interest in USA Networks, including Sci-Fi Channel, to Universal Studios, Inc. for a total of $1.7 billion in cash. The Company realized a pre-tax gain of approximately $1.1 billion in the fourth quarter of 1997. The net proceeds from this transaction were used to repay debt.

In addition, during 1997, the Company recorded pre-tax gains on the swap of certain television stations of approximately $190.9 million partially offset by write-offs of certain cost investments.

Provision for Income Taxes

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The annual effective tax rates of 54.9% for 1997 and 59.3% for 1996 were both adversely affected by amortization of intangibles in excess of amounts which are deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the annual effective tax rates would have been 44.1% for 1997 and 35.7% for 1996.

Due to the unusual nature of the 1997 charge recorded by Blockbuster, the full income tax effect is reflected in the second quarter 1997 tax provision, and is excluded from the annual effective tax rate.

Equity in Loss of Affiliates

"Equity in loss of affiliated companies, net of tax" was $163.3 million for 1997 as compared to $13.3 million for 1996. The net equity loss for 1997 increased significantly due to the start-up losses of UPN, the absence of income from USA Networks subsequent to its sale on October 21, 1997 and charges associated with international network ventures.

Minority Interest

Minority interest primarily represents the minority ownership of Spelling's common stock.

Discontinued Operations

For 1997 and 1996, discontinued operations reflect the results of operations, net of tax, of Non-Consumer Publishing and the music retail stores. Additionally, for 1997, discontinued operations reflect the Viacom Radio Stations' net earnings prior to disposal on July 2, 1997 and the realized after-tax gain of approximately $416.4 million, a net reversal of approximately $20.8 million principally of cable split-off reserves that were no longer required, partially offset by a reserve of $32.0 million, net of minority interest, for anticipated additional losses associated with the operations of Virgin through disposition.

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

Liquidity and Capital Resources

The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures, joint ventures, commitments and payments of principal and interest on its outstanding indebtedness) with internally generated funds, in addition to various external sources of funds. The external sources of funds may include the Company's existing Credit Agreements and amendments thereto, co-financing arrangements by the Company's various divisions relating to the production of entertainment products, and/or additional financings.

Dispositions

On November 27, 1998, the Company completed the sale of Non-Consumer Publishing to Pearson plc for approximately $4.6 billion in cash plus approximately $92 million related to changes in net assets, which is subject to change based upon final determination of net assets. Viacom retained its consumer publishing operations, including the Simon & Schuster name.

On October 26, 1998, the Company completed the sale of its music retail stores to Wherehouse Entertainment, Inc. for approximately $115 million in cash before adjustments for changes in working capital and recorded a loss of $138.5 million, net of tax, on the disposition. The Company had previously closed the remaining music stores that were not part of the transaction.

On September 4, 1998, Spelling completed the sale of substantially of all of the development operations of Virgin to Electronic Arts Inc. for $122.5 million in cash. In addition, on November 10, 1998, Spelling completed the sale of all non-U.S. operations of Virgin to an investor group.

Debt Transactions

During December 1998, the Company commenced the unconditional tender offers to purchase for cash, all of its outstanding 8.0% Merger Debentures due 2006 at a purchase price of 104% of the principal amount, and to purchase Viacom International's outstanding 10.25% Senior Subordinated Notes due 2001 at a purchase price of 112.925% of the principal amount. The tender offer for the 8.0% Merger Debentures expired on January 4, 1999. The offer for the 10.25% Senior Subordinated Notes expired December 30, 1998 and $163.7 million of such notes were tendered. Through December 31, 1998, $533.8 million of the 8% Merger Debentures were tendered and classified as part of accrued liabilities as the settlement date occurred subsequent to year end. In 1999, an additional $307.5 million of the 8.0% Merger Debentures were tendered for a total principal amount of $841.3 million of notes tendered.

On December 30, 1998, the Company redeemed all $231.5 million of Viacom International's outstanding 7% Senior Subordinated Debentures due 2003 at a redemption price equal to 100% of the principal amount.

On May 15, 1998, the Company redeemed all $100.0 million of Viacom International's outstanding 8.75% Senior Subordinated Reset Notes due 2001 at a redemption price equal to 101% of the principal amount.

On February 17, 1998, the Company retired all $150.0 million of its outstanding 6.625% Senior Notes due 1998.

On February 15, 1998, the Company redeemed all $150 million of Viacom International's outstanding 9.125% Senior Subordinated Notes due 1999 at a redemption price equal to 101.3% of the principal amount.

In addition, the Company purchased $21.8 million of the 8.0% Merger Debentures and $29.0 million of the 7.75% Senior Notes in open market transactions during 1998.

Effective December 23, 1997, the Company permanently reduced its commitments under the March 1997 Credit Agreement by $1.0 billion.

Effective June 30, 1997, certain financial covenants in the March 1997 Credit Agreements and the film financing credit agreement were amended to provide the Company with increased financial flexibility. (See Note 8 of Notes to Consolidated Financial Statements.)

The Company's scheduled maturities of indebtedness through December 31, 2003, assuming full utilization of the March 1997 Credit Agreements, as amended, are $1.2 billion (1999), $1.7 billion (2000), $1.8 billion (2001), $2.0 billion
(2002) and $350.0 million (2003). The Company's maturities of long-term debt outstanding at December 31, 1998, excluding capital leases, are $327.9 million
(1999), $150.0 million (2000), $36.3 million (2001), $1.1 billion (2002) and
$350.0 million (2003). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

Debt as a percentage of total capitalization of the Company decreased to 26% at December 31, 1998 from 37% at December 31, 1997.

The Company was in compliance with all debt covenants and had satisfied all financial ratios and tests as of December 31, 1998 under its Credit Agreements and the Company expects to be in compliance and satisfy all such covenant ratios as may be applicable from time to time during 1999.

Share Repurchase Programs

On March 24, 1999, the Company initiated a repurchase program to acquire up to $500 million in the Company's common stock.

On December 2, 1998, as part of its repurchase program described below, the Company repurchased 12 million shares of its convertible preferred stock from Bell Atlantic Corporation for $564 million in cash. On January 5, 1999, the Company repurchased the remaining 12 million shares of its convertible preferred stock from Bell Atlantic Corporation for $612 million in cash. The preferred stock had a cumulative cash dividend of $60 million per year and was convertible into approximately 34.3 million common shares of the Company's Class B common stock.

On August 31, 1998, the Company initiated a repurchase program to acquire one or more classes of the Company's equity securities. Through December 31, 1998, the Company had repurchased 12,000 shares of Class A Common Stock, 26,190,200 shares of Class B Common Stock, 5,502,000 Viacom Five-Year Warrants, expiring on July 7, 1999, and 12 million shares of its convertible preferred stock for approximately $1.4 billion in the aggregate. On February 10, 1999, the program was completed and the Company had repurchased a total of 12,000 shares of Class A Common Stock 26,255,600 shares of Class B Common Stock, 5,546,500 Viacom Five-Year warrants, expiring on July 7, 1999 and 24 million shares of its convertible preferred stock. The total repurchase program approximated $2.0 billion.

During 1997, the Company completed its joint purchase program initially established in September 1996 with NAI, for each to acquire up to $250 million, or $500 million in total, of the Company's Class A Common Stock, Class B Common Stock, and, as to the Company, Viacom Warrants. The Company repurchased 1,319,400 shares of Viacom Inc. Class A Common Stock, 11,632,600 shares of Viacom Inc. Class B Common Stock and 6,824,590 Viacom Five-Year Warrants, expiring on July 7, 1999, for approximately $250 million in the aggregate. As of December 31, 1997, NAI had separately acquired 2,564,400 shares of Viacom Inc. Class A Common Stock and 11,204,000 shares of Viacom Inc. Class B Common Stock pursuant to the joint purchase program for approximately $250 million, raising its ownership to approximately 67% of Viacom Inc. Class A Common Stock and approximately 28% of Class A and Class B Common Stock on a combined basis, and as of December 31, 1998, NAI's ownership percentages were approximately the same.

                                   ----------

Planned capital expenditures, including information systems costs, are approximately $600 million to $700 million in 1999. Capital expenditures are primarily related to capital additions for new and existing video stores, expansion of Paramount's theatres and theme park attractions. The Company's joint ventures, including UPN, are expected to require estimated net cash contributions of approximately $90 million to $140 million in 1999.

The Company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign exchange rates and interest rates. The Company does not hold or issue financial instruments for speculative trading purposes. The derivative instruments used are foreign exchange forward contracts and options. The foreign exchange contracts have principally been used to hedge the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, the Singapore Dollar, the European Union's common currency (the "Euro") and the European Currency Unit/British Pound relationship. These derivatives, which are over-the-counter instruments, are non-leveraged. At December 31, 1998, the Company had outstanding contracts with a notional value of approximately $4.3 million which expire in 1999. Realized gains and losses on contracts that hedge anticipated future cash flows are recognized in "other items, net" and were not material in any of the periods presented.

The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties. The Company's receivables do not represent significant concentrations of credit risk at December 31, 1998, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

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

The commitments of the Company for program license fees, which are not reflected in the balance sheet as of December 31, 1998 and are estimated to aggregate approximately $1.2 billion, excluding intersegment commitments of approximately $738.9 million, principally reflect SNI's commitments of approximately $1.1 billion for the acquisition of programming rights and the production of original programming. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments to acquire programming rights are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

See Note 13 of Notes to Consolidated Financial Statements for a description of the Company's future minimum lease commitments.

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

Current assets decreased to $5.1 billion as of December 31, 1998 from $5.7 billion as of December 31, 1997, principally reflecting the sale of Non-Consumer Publishing and the reduction of receivables due to the asset securitization programs. Proceeds from the sale of these receivables under the asset securitization programs were used to reduce outstanding borrowings. The allowance for doubtful accounts as a percentage of receivables increased to 5% for 1998 from 4% for 1997. The change in property and equipment principally reflects capital expenditures of $603.5 million related to capital additions for new and existing video stores, construction of new movie theaters and additional construction and equipment upgrades for the Parks offset by depreciation expense of $441.8 million. Current liabilities increased to $5.6 billion from $5.1 billion reflecting the timing of the settlement for the 8% Merger Debentures and increased participation liabilities primarily attributable to successful films such as TITANIC and other normal operating activity. Long-term debt including current maturities, decreased to $4.2 billion from $7.8 billion, reflecting debt reduction from proceeds received with the sale of Non-Consumer Publishing and the asset securitization programs.

Net cash flow from operating activities increased to $864.1 million in 1998 from $340.0 million in 1997 due to the reductions in accounts receivable as a result of the asset securitization programs and increased operating results of the Company, partially offset by the first quarter 1998 tax payment related to the sale of USA Networks. Net cash flow from investing activities of $4.2 billion for 1998 principally reflects the proceeds from the sale of Non-Consumer Publishing of approximately $4.6 billion in cash plus approximately $92 million related to changes in net assets and the sale of certain investments offset by capital expenditures. Net cash flow from investing activities of $1.9 billion for 1997, principally reflects the proceeds of $1.1 billion from the sale of the Company's Radio business, as well as $1.7 billion in proceeds from the sale of USA Networks, both of which were partially offset by capital expenditures and other investing activities. Financing activities reflect repayment of debt, the repurchase of convertible preferred stock and purchase of treasury stock and warrants, offset by the exercise of stock options and warrants.

Other Matters

On March 19, 1999, the Company announced that it has offered to purchase the remaining shares of Spelling that it does not already own, approximately 20%, for $9 in cash per share in a merger transaction. The offer, approved by the Company's Board of Directors, is contingent upon approval of Spelling's independent Directors.

In April 1998, Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") was issued. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not anticipate that the adoption of this statement will have a material effect on its financial statements.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective for fiscal years beginning after June 15, 1999. The Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a material effect on its financial statements.

In October 1998, the FASB released an exposure draft of the proposed statement on "Rescission of FASB Statement No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films," ("SFAS 53"). An entity that previously was subject to the requirements of SFAS 53 would follow the guidance in a proposed Statement of Position, "Accounting by Producers and Distributors of Films." This proposed Statement of Position would be effective for financial statements for fiscal years beginning after December 15, 1999 and could have a significant impact on the Company's results of operations and financial position depending on its final outcome. The Company has not concluded on its impact given the preliminary stages of the proposed Statement of Position.

Euro Conversion

In January 1999, eleven member countries of the European Union established permanent conversion rates between their existing currencies and the Euro. The transition period for the introduction of the Euro will be between January 1, 1999 and June 30, 2002. The Company conducts business in member countries and is addressing the issues involved with the introduction of the Euro. The more important issues facing the Company include: converting information technology systems, reassessing currency risk, negotiating and amending licensing agreements and contracts, and processing tax, accounting, payroll and customer records.

Based on the progress to date, the Company believes that the introduction of the Euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Accordingly, conversion to the Euro is not expected to have a material effect on the Company's financial condition or results of operations.

Year 2000

Overview

The widespread use of computer programs that rely on two-digit dates to perform computations and decision making functions may cause computer systems to malfunction prior to or in the year 2000 ("Y2K") and lead to significant business delays and disruptions in the U.S. and internationally. In December 1997, the Company formalized its Y2K initiative to optimize the divisional Y2K efforts that had already begun, by developing a Company wide program to identify and mitigate Y2K risks. Pursuant to this program, each of the Company's principal business units developed programs to address Y2K exposures. In addition, under the direction of its Board of Directors, the Company has designated a committee of senior officers to oversee these programs and has engaged an independent consulting firm to assist in the review and oversight. At present, the Company anticipates completing its program to have substantially all critical and non-critical systems compliant prior to the end of the third quarter of 1999.

The Company is reviewing its Y2K issues based upon three areas: applications, infrastructure and business partners.

o Applications cover the software systems resident on mainframe, mid-range, network and personal computers. The Company defines an application as one or a collection of programs directly related to a common system. For example, a financial application may include all the general ledger and accounts receivable software code used to process information throughout an operating segment. In addition, the Company's applications have been segregated into critical and non-critical applications. Critical applications are software systems which, if not operational, could have a material impact on business operations.

o Infrastructure includes the computers, data and voice communications networks, and other equipment which use embedded chip processors (e.g., inventory movement systems, tape duplication equipment, telephone systems, etc.).

o Business partners include third party vendors, customers and other entities whose systems may interface with the Company or whose own operations are important to the Company's daily operations.

These three areas have been addressed using a five phase program: inventory, assessment, remediation, testing and contingency planning.

o Phase 1 inventories the respective applications, hardware and business partners.

o Phase 2 assesses the possible impact of a Y2K error on the continuing operation of each identified application, hardware systems or business partner relationship; and subsequently determines the risk to operations and assigns priorities.

o Phase 3 establishes and implements specific plans for the remediation of applications and hardware systems and for the determination of business partners' compliance.

o Phase 4 tests each application and hardware system and reviews business partners' compliance under the plans established in phase 3, to ensure that Y2K issues no longer exist.

o Phase 5 establishes and implements contingency plans in the event internal or external systems are not compliant.

Changes may occur to the Company's operations during the implementation of its Y2K program or subsequent to the completion of each phase, therefore, management may periodically revise its plans. The Company continues to review and test systems for Y2K compliance as changes occur.

State of Readiness

The Company's Y2K progress as of March 22, 1999 is as follows:

Applications

The inventory and assessment phases for the Company have been completed. Applications status of each operating segment is discussed below.

Networks, Corporate, Online - We have identified 15 critical domestic and 29 critical international applications which primarily relate to program scheduling, finance/payroll and network transmission. A majority of critical domestic applications has been remediated and tested and the remaining systems are scheduled for completion during the second quarter of 1999. International's critical applications are currently being remediated and testing is scheduled for completion in the second quarter of 1999. A significant number of domestic and international non-critical applications have been remediated and tested and the remaining applications are scheduled for completion in the second quarter of 1999.

Entertainment - We have identified 71 critical domestic and 50 critical international applications which primarily relate to theatrical and video distribution, TV syndication, theater point-of-sale and finance/payroll. A significant number of critical and non-critical worldwide applications have been remediated and tested and the remaining systems are scheduled for completion during the second and third quarters of 1999.

Video - We have identified 16 critical domestic and 6 critical international applications which primarily relate to point-of-sale, warehousing and distribution, and finance/payroll. A significant number of critical and non-critical worldwide applications have been remediated and tested and the remaining applications are scheduled for completion during the second and third quarters of 1999.

Publishing - We have identified 13 critical domestic applications which primarily relate to order processing, warehousing and billing. A majority of critical domestic applications has been remediated and tested and the remaining systems are scheduled for completion in the second quarter of 1999. A significant number of non-critical applications have been remediated and tested and the remaining systems are scheduled for completion in the second quarter of 1999.

Parks - We have identified 20 critical domestic and 4 critical international applications which primarily relate to point-of-sale, ticketing and finance/payroll. All critical worldwide applications have been remediated and tested. A significant number of non-critical applications have been remediated and tested and the remaining systems are scheduled to be completed in the second quarter of 1999.

Infrastructure

Infrastructure status of each operating segment is discussed below.

Networks, Corporate, Online - The inventory and assessment phases for domestic and international operations have been completed. A majority of the remediation and testing of domestic and international hardware systems has been completed. The remaining infrastructure systems will be completed by the third quarter of 1999.

Entertainment - The inventory and assessment phases for domestic computer systems have been completed. The inventory and assessment of the remaining non-computer domestic systems (e.g., studio production facilities and equipment) will be completed by the second quarter of 1999. International's inventory and assessment phases are substantially complete; the remainder will be completed by the second quarter of 1999. Worldwide remediation and testing of infrastructure systems will be completed in the second and third quarters of 1999.

Video - Domestic and international inventory and assessment phases have been completed. A majority of the systems with embedded processors have completed remediation and testing. The remaining hardware systems will be completed during the second and third quarters of 1999.

Publishing - The inventory and assessment phases have been completed. A substantial number of hardware systems have been remediated and tested; the remaining systems are scheduled for completion during the second and third quarters of 1999.

Parks - The inventory and assessment phases have been completed. Substantially all systems with embedded processors have been remediated and tested. The remainder are scheduled for remediation and testing during the second quarter of 1999.

Business Partners

During the course of business operations, the Company relies on third party business partners to provide raw materials and services and to distribute and sell products. These business partners include financial institutions, governmental agencies and utilities. The disruption of the ability to receive raw materials or services or to distribute or sell the Company's products could adversely affect the financial condition of the Company. Although the Company has little or no control over the remediation and testing of these third party systems, the Company is taking appropriate action to determine the level of Y2K compliance at each third party. These actions include, but are not limited to, requesting written confirmation of a business or business system's Y2K compliance; directly meeting with business management; and, performing additional independent tests. Subsequent to the Company's review of third party Y2K compliance, management is determining the need for contingency plans.

The Company has substantially completed the inventory phase and is in the assessment phase of business partners and expects this phase to be completed by the second quarter of 1999. The determination of third party Y2K compliance will continue through the end of the year.

Contingency Plans and Risks

As the remediation, testing and review of each application, infrastructure item and business partners occur, the Company is determining the need for contingency plans. Where appropriate, plans addressing both operational and technical alternatives are being developed. This phase has begun and will continue through the end of 1999.

The Company's goal is to achieve timely and substantial Y2K compliance, with remediation work assigned based upon how critical each system is to the Company's business. Due to the general uncertainty inherent in the Y2K problem resulting in part from the uncertainty of compliance by the Company's principal business partners and third party providers, the Company is unable to determine at this time what the consequences of Y2K may be. Also, the Company's international operations may be adversely affected by failures of businesses in other parts of the world to take adequate steps to address the Y2K problem. The Company will continue to devote the necessary resources to complete its Y2K program and contingency plans and believes that the completion of its Y2K program and contingency plans will significantly mitigate operational and financial risks.

Costs

Y2K costs have been expensed as incurred, except those costs directly related to the replacement of systems requiring upgrades in the ordinary course of business which have been capitalized. As of February 28, 1999, the Company had incurred costs of approximately $31.7 million, of which $8.4 million has been capitalized. The estimated additional costs to complete the Y2K program are currently expected to approximate $20.7 million, of which approximately $4.0 million are expected to be capitalized. Based on these amounts, the Company does not expect the costs of the Y2K program to have a material effect on its results of operations, financial position or liquidity.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Viacom Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Viacom Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

New York, New York
February 8, 1999, except for the first paragraph of Note 2, which is as of February 25, 1999

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

Viacom Inc.'s consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, who have expressed their opinion with respect to the presentation of these statements.

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

                                       VIACOM INC.


                                       By: /s/ Sumner M. Redstone
                                           -------------------------------------
                                                   Sumner M. Redstone
                                            Chairman of the Board of Directors,
                                                Chief Executive Officer


                                       By: /s/ George S. Smith, Jr.
                                           -------------------------------------
                                                  George S. Smith, Jr.
                                                 Senior Vice President,
                                                Chief Financial Officer


                                       By: /s/ Susan C. Gordon
                                           -------------------------------------
                                                     Susan C. Gordon
                                                Vice President, Controller,
                                                 Chief Accounting Officer

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

                                                                     Year Ended December 31,
                                                              --------------------------------------
                                                                 1998          1997          1996
                                                              ----------    ----------    ----------
Revenues ..................................................   $ 12,096.1    $ 10,684.9    $  9,683.9
Expenses:
  Operating ...............................................      8,506.3       7,476.3       6,340.2
  Selling, general and administrative .....................      2,060.9       1,750.6       1,442.0
  Restructuring charge (Note 4) ...........................           --            --          50.2
  Depreciation and amortization ...........................        777.3         772.6         654.3
                                                              ----------    ----------    ----------
   Total expenses .........................................     11,344.5       9,999.5       8,486.7
                                                              ----------    ----------    ----------
Operating income ..........................................        751.6         685.4       1,197.2
Other income (expense):
   Interest expense, net ..................................       (599.0)       (750.9)       (785.5)
   Other items, net (Note 16) .............................        (15.3)      1,244.0          (1.6)
                                                              ----------    ----------    ----------
Earnings from continuing operations before income taxes ...        137.3       1,178.5         410.1
Provision for income taxes ................................       (138.7)       (646.4)       (243.3)
Equity in loss of affiliated companies, net of tax (Note 7)        (41.4)       (163.3)        (13.3)
Minority interest .........................................         (0.7)          4.7          (1.3)
                                                              ----------    ----------    ----------
Earnings (loss) from continuing operations ................        (43.5)        373.5         152.2
Discontinued operations (Note 3):
   Earnings (loss), net of tax ............................        (54.1)         14.9         (62.0)
   Net gain on dispositions, net of tax ...................         49.9         405.2       1,157.7
                                                              ----------    ----------    ----------
Net earnings (loss) before extraordinary loss .............        (47.7)        793.6       1,247.9
Extraordinary loss, net of tax (Note 17) ..................        (74.7)           --            --
                                                              ----------    ----------    ----------
Net earnings (loss) .......................................       (122.4)        793.6       1,247.9

Cumulative convertible preferred stock dividend requirement        (57.2)        (60.0)        (60.0)
Discount on repurchase of preferred stock (Note 10) .......         30.0            --            --
                                                              ----------    ----------    ----------
Net earnings (loss) attributable to common stock ..........   $   (149.6)   $    733.6    $  1,187.9
                                                              ==========    ==========    ==========

Basic earnings per common share:
   Earnings (loss) from continuing operations .............   $     (.10)   $      .44    $      .13
   Net earnings (loss) ....................................   $     (.21)   $     1.04    $     1.63

Diluted earnings per common share:
   Earnings (loss) from continuing operations .............   $     (.10)   $      .44    $      .13
   Net earnings (loss) ....................................   $     (.21)   $     1.04    $     1.62

Weighted average number of common shares:
   Basic ..................................................        708.7         705.8         728.0
   Diluted ................................................        708.7         708.5         734.7


                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

                                                                       December 31,
                                                                  ---------------------
                                                                     1998        1997
                                                                  ---------   ---------
Assets
Current Assets:
  Cash and cash equivalents ...................................   $   767.3   $   292.3
  Receivables, less allowances of $98.7 (1998) and $99.8 (1997)     1,759.1     2,397.7
  Inventory (Note 6) ..........................................       468.7       934.8
  Theatrical and television inventory (Note 6) ................     1,336.8     1,317.9
  Other current assets ........................................       732.6       770.8
                                                                  ---------   ---------
Total current assets ..........................................     5,064.5     5,713.5
                                                                  ---------   ---------

Property and Equipment:
  Land ........................................................       458.5       452.2
  Buildings ...................................................     1,636.8     1,544.4
  Capital leases ..............................................       671.7       655.6
  Equipment and other .........................................     1,770.0     1,668.0
                                                                  ---------   ---------
                                                                    4,537.0     4,320.2
  Less accumulated depreciation and amortization ..............     1,457.5     1,122.5
                                                                  ---------   ---------
    Net property and equipment ................................     3,079.5     3,197.7
                                                                  ---------   ---------

Inventory (Note 6) ............................................     2,470.8     2,650.6

Intangibles, at amortized cost ................................    11,557.3    14,699.6

Other assets ..................................................     1,441.0     2,027.3
                                                                  ---------   ---------
                                                                  $23,613.1   $28,288.7
                                                                  =========   =========

                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

                                                                        December 31,
                                                                   ----------------------
                                                                      1998         1997
                                                                   ---------    ---------
Liabilities and Shareholders' Equity
Current Liabilities:
      Accounts payable .........................................   $   499.2    $   699.7
      Accrued expenses .........................................     2,125.8      1,574.7
      Deferred income ..........................................       286.5        254.6
      Accrued compensation .....................................       410.3        441.7
      Participants' share, residuals and royalties payable .....     1,227.5        951.3
      Program rights ...........................................       179.6        197.7
      Income tax payable .......................................       526.5        556.3
      Current portion of long-term debt ........................       377.2        376.5
                                                                   ---------    ---------
             Total current liabilities .........................     5,632.6      5,052.5
                                                                   ---------    ---------

Long-term debt (Note 8) ........................................     3,813.4      7,423.0
Other liabilities ..............................................     2,117.5      2,429.6

Commitments and contingencies (Note 13)

Shareholders' Equity:
  Convertible Preferred Stock, par value $.01 per share; 200.0 shares authorized; 12.0 (1998) and 24.0 (1997) shares
      issued and outstanding ...................................       600.0      1,200.0
  Class A Common Stock, par value $.01 per share; 200.0 shares
      authorized; 141.6 (1998) and 140.7 (1997) shares issued ..         1.4          1.4
  Class B Common Stock, par value $.01 per share; 1,000.0 shares
      authorized; 591.9 (1998) and 581.1 (1997) shares issued ..         5.9          5.8
  Additional paid-in capital ...................................    10,574.7     10,329.5
  Retained earnings ............................................     1,932.9      2,089.0
  Accumulated other comprehensive loss (Note 1) ................       (67.1)       (12.6)
                                                                   ---------    ---------
                                                                    13,047.8     13,613.1
  Less treasury stock, at cost; 38.5 shares (1998) and
      13.0 shares (1997) .......................................       998.2        229.5
                                                                   ---------    ---------
      Total shareholders' equity ...............................    12,049.6     13,383.6
                                                                   ---------    ---------
                                                                   $23,613.1    $28,288.7
                                                                   =========    =========

                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                                        Year Ended December 31,
                                                                    --------------------------------
                                                                      1998        1997        1996
                                                                      ----        ----        ----
Operating Activities:
   Net earnings (loss) ..........................................   $ (122.4)   $  793.6    $1,247.9
   Adjustments to reconcile net earnings (loss) to net cash
     flow from operating activities:
   Net gain on dispositions .....................................      (49.9)   (1,761.3)   (1,157.7)
   Depreciation and amortization ................................      777.3       943.3       817.6
   Restructuring charge .........................................         --          --        88.9
   Distribution from affiliated companies .......................       17.9        62.2        59.8
   Gain on the sale of cost investments .........................     (118.9)         --          --
   Loss on redemption of debt ...................................      126.6          --          --
   Equity in loss of affiliated companies .......................       41.4       163.3        13.0
   Amortization of deferred financing costs .....................       16.1        33.6        31.2
   Change in operating assets and liabilities:
     Decrease (increase) in receivables .........................      135.6      (251.3)     (413.3)
     Decrease (increase) in inventory and related
        programming liabilities, net ............................      367.1        79.7      (443.0)
     Decrease (increase) in prepublication costs, net ...........       13.8       (21.4)      (57.9)
     Increase in prepaid expenses and other current assets ......     (119.7)      (83.5)      (40.0)
     Decrease (increase) in unbilled receivables ................      105.0       (53.3)     (226.5)
     Increase (decrease) in accounts payable and accrued expenses      192.6        (7.6)        1.0
     Increase (decrease) in income taxes payable and deferred
        income taxes, net .......................................     (563.9)      455.6        38.5
     Increase (decrease) in deferred income .....................        7.4       (93.1)      122.6
     Other, net .................................................       38.1        80.2       (11.6)
                                                                    --------    --------    --------
Net cash flow provided by operating activities ..................      864.1       340.0        70.5
                                                                    --------    --------    --------
Investing activities:
   Proceeds from dispositions ...................................    4,950.1     3,014.9     1,838.1
   Acquisitions, net of cash acquired ...........................     (126.4)     (355.1)     (299.8)
   Capital expenditures .........................................     (603.5)     (530.3)     (598.6)
   Investments in and advances to affiliated companies ..........     (100.3)     (300.4)      (88.8)
   Proceeds from sale of cost investment ........................      167.3          --          --
   Proceeds from sale of short-term investments .................      101.4       139.8       137.9
   Purchases of short-term investments ..........................     (151.6)      (81.3)     (149.2)
   Other, net ...................................................      (18.6)       18.2          --
                                                                    --------    --------    --------
Net cash flow provided by investing activities ..................    4,218.4     1,905.8       839.6
                                                                    --------    --------    --------
Financing activities:
   Repayments of credit agreements, net .........................   (2,383.0)   (2,092.3)     (859.5)
   Repayment of notes and debentures ............................     (869.3)         --       (50.9)
   Purchase of treasury stock and warrants ......................     (809.6)       (9.8)     (223.6)
   Repurchase of Preferred Stock ................................     (564.0)         --          --
   Payment on capital lease obligations .........................     (110.7)      (66.2)      (48.9)
   Payment of Preferred Stock dividends .........................      (64.8)      (60.0)      (60.0)
   Proceeds from exercise of stock options and warrants .........      182.8        69.6        95.1
   Other, net ...................................................       11.1        (3.8)      (17.4)
                                                                    --------    --------    --------
Net cash flow used in financing activities ......................   (4,607.5)   (2,162.5)   (1,165.2)
                                                                    --------    --------    --------

Net increase (decrease) in cash and cash equivalents ............      475.0        83.3      (255.1)
Cash and cash equivalents at beginning of year ..................      292.3       209.0       464.1
                                                                    --------    --------    --------
Cash and cash equivalents at end of year ........................   $  767.3    $  292.3    $  209.0
                                                                    ========    ========    ========

                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions)

                                                                    Year ended December 31,
                                          --------------------------------------------------------------------------
                                                   1998                      1997                      1996
                                          ----------------------    ----------------------    ----------------------
                                           Shares        Amounts     Shares       Amounts      Shares       Amounts
                                           ------        -------     ------       -------      ------       -------
Convertible Preferred Stock:
Balance, beginning of year ............        24.0    $ 1,200.0         24.0    $ 1,200.0         24.0    $ 1,200.0
Repurchase of Preferred Stock .........        12.0        600.0           --           --           --           --
                                          ---------    ---------    ---------    ---------    ---------    ---------
Balance, end of year ..................        12.0        600.0         24.0    $ 1,200.0         24.0    $ 1,200.0
                                          =========    =========    =========    =========    =========    =========
Class A Common Stock:
Balance, beginning of year ............       140.7    $     1.4        140.2    $     1.4        150.2    $     1.5
Exercise of stock options and warrants           .9           --           .5           --           .8           --
Cable split-off .......................          --           --           --           --        (10.8)         (.1)
                                          ---------    ---------    ---------    ---------    ---------    ---------
Balance, end of year ..................       141.6    $     1.4        140.7    $     1.4        140.2    $     1.4
                                          =========    =========    =========    =========    =========    =========
Class B Common Stock:
Balance, beginning of year ............       581.1    $     5.8        576.4    $     5.8        589.2    $     5.9
Exercise of stock options and warrants         10.8           .1          4.7           --          7.0           .1
Cable split-off .......................          --           --           --           --        (19.8)         (.2)
                                          ---------    ---------    ---------    ---------    ---------    ---------
Balance, end of year ..................       591.9    $     5.9        581.1    $     5.8        576.4    $     5.8
                                          =========    =========    =========    =========    =========    =========

Additional Paid-In Capital:
Balance, beginning of year ............                $10,329.5                 $10,238.5                 $10,723.2
Exercise of stock options and warrants,
   net of tax benefit .................                    280.1                      94.9                     157.4
Cable split-off .......................                       --                        --                    (625.5)
Warrants repurchased ..................                    (34.9)                     (3.9)                    (16.6)
                                                       ---------                 ---------                 ---------
Balance, end of year ..................                $10,574.7                 $10,329.5                 $10,238.5
                                                       =========                 =========                 =========
Retained Earnings:
Balance, beginning of year ............                $ 2,089.0                 $ 1,358.6                 $   173.1
Net earnings (loss) ...................                   (122.4)                    793.6                   1,247.9
Preferred stock dividend
  requirement .........................                    (57.2)                    (60.0)                    (60.0)
Discount on repurchase of
  Preferred Stock .....................                     30.0                        --                        --
Comprehensive income reclassification..                       --                      (3.2)                     (2.4)
Exercise of stock options .............                     (6.5)                       --                        --
                                                       ---------                 ---------                 ---------
Balance, end of year ..................                $ 1,932.9                 $ 2,089.0                 $ 1,358.6
                                                       =========                 =========                 =========
Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year ............                $   (12.6)                $     5.9                 $   (11.9)
Other comprehensive income (loss) .....                    (54.5)                    (18.5)                     17.8
                                                       ---------                 ---------                 ---------
Balance, end of year ..................                $   (67.1)                $   (12.6)                $     5.9
                                                       =========                 =========                 =========
Treasury Stock, at cost:
Balance, beginning of year ............        13.0    $  (229.5)        12.5    $  (223.6)          --    $      --
Class A Common Stock repurchased ......          --           --           --           --          1.3        (22.9)
Class B Common Stock repurchased ......        26.2       (787.0)          .5         (5.9)        11.2       (200.7)
Exercise of stock options .............         (.7)        18.3           --           --           --           --
                                          ---------    ---------    ---------    ---------    ---------    ---------
Balance, end of year ..................        38.5    $  (998.2)        13.0    $  (229.5)        12.5    $  (223.6)
                                          =========    =========    =========    =========    =========    =========

Total Shareholders' Equity ............                $12,049.6                 $13,383.6                 $12,586.6
                                                       =========                 =========                 =========
Comprehensive Income (Loss)(Note 1):
Net earnings (loss) ...................                $  (122.4)                $   793.6                 $ 1,247.9
Other comprehensive income (loss) .....                    (54.5)                    (18.5)                     17.8
                                                       ---------                 ---------                 ---------
Total Comprehensive Income (Loss)......                $  (176.9)                $   775.1                 $ 1,265.7
                                                       =========                 =========                 =========

                 See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Tabular dollars in millions, except per share amounts)

1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Viacom Inc. and its subsidiaries (the "Company") is a diversified entertainment company with operations in the six segments described below. These operating segments have been determined in accordance with the Company's internal management structure, which is organized based on products and services. In accordance with Statement of Financial Accounting Standards ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information", certain similar operating segments have been aggregated. See Note 3 regarding the presentation of discontinued operations. See Note 14 regarding the relative contribution to revenues and operating results of each of the following operating segments:

Networks

MTV Networks owns and operates advertiser-supported basic cable television program services, and Showtime Networks Inc. owns and operates premium subscription cable television program services.

Entertainment

Paramount Pictures: 1) produces, acquires, finances and distributes feature motion pictures, normally for exhibition in U.S. and foreign theaters followed by videocassettes and discs, pay-per-view television, premium subscription television, network television, basic cable television and syndicated television exploitation; 2) produces, acquires and distributes series, mini-series, specials and made-for-television movies initially for network television, first-run syndication and basic cable television, and subsequently for syndication; 3) operates movie theaters; 4) acquires and exploits a library of music copyrights to various musical works, including songs, scores and cues; and
5) owns and operates 17 televisions stations and operates 2 stations pursuant to local marketing agreements.

Spelling Entertainment Group Inc. ("Spelling") is a producer and distributor of television series, mini-series and made-for-television movies.

Video

Blockbuster Video operates and franchises videocassette rental and retail sales stores throughout the United States and internationally.

Parks

Paramount Parks owns and operates five regional theme parks and a themed attraction in the United States and Canada.

Publishing

Simon & Schuster publishes and distributes consumer hardcover books, trade paperbacks, mass-market paperbacks, children's books, audiobooks, electronic books and CD-ROM products in the United States and internationally.

Online

Viacom online services provides online music and children destinations featuring entertainment, information, community tools and e-commerce.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could subsequently differ from those estimates.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and investments of more than 50% in subsidiaries and other entities. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for under the equity method. Investments of 20% or less are accounted for under the cost method. All significant intercompany transactions have been eliminated.

Cash Equivalents - Cash equivalents are defined as short-term (three months or less) highly liquid investments.

Inventories - Inventories related to theatrical and television product (which include direct production costs, production overhead, acquisition costs, prints and certain exploitation costs) are stated at the lower of amortized cost or net realizable value. Inventories are amortized, and liabilities for residuals and participations are accrued, on an individual product basis based on the proportion that current revenues bear to the estimated remaining total lifetime revenues. Estimates for initial domestic syndication and basic cable revenues are not included in the estimated lifetime revenues of network series until such sales are probable. Estimates of total lifetime revenues and expenses are periodically reviewed. The costs of feature and television films are classified as current assets to the extent such costs are expected to be recovered through their respective primary markets, with the remainder classified as non-current. A portion of the cost to acquire Paramount and Spelling was allocated to theatrical and television inventories based upon estimated revenues from certain films less related costs of distribution and a reasonable profit allowance for the selling effort. The cost allocated to films is being amortized over their estimated economic lives not to exceed 20 years.

The Company estimates that approximately 70% of unamortized film costs (including amounts allocated under purchase accounting) at December 31, 1998 will be amortized within the next three years.

Inventories related to base stock videocassettes (generally less than five copies per title for each store) are recorded at cost and a portion of these costs are amortized on an accelerated basis over three months, generally to $8 per unit, with the remaining base stock videocassette costs amortized on a straight-line basis over 33 months to an estimated $4 salvage value. The cost of non-base stock videocassettes (generally greater than four copies per title for each store) is amortized on an accelerated basis over three months to an estimated $4 salvage value. Video games are amortized on an accelerated basis over a 12 month period to an estimated $10 salvage value (See Note 4).

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

Property and Equipment - Property and equipment is stated at cost. Depreciation is computed principally by the straight-line method over estimated useful lives ranging from 3 to 40 years. Depreciation expense, including capitalized lease amortization, was $441.8 million (1998), $447.2 million (1997) and $331.1 million (1996).

Property and equipment includes capital leases of $399.0 million and $463.1 million as of December 31, 1998 and December 31, 1997, respectively, net of accumulated amortization of $272.7 million and $192.5 million, respectively. Amortization expense related to capital leases was $62.6 million (1998), $58.4 million (1997) and $63.0 million (1996).

In 1996, the Company adopted SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires that the Company assess long-lived assets and certain identifiable intangibles for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, will generally be measured by the difference between the net book value of the assets and the estimated fair value of the related assets. The adoption of SFAS 121 did not have a significant effect on the consolidated financial position or results of operations.

Intangible Assets - Intangible assets, which primarily consist of the cost of acquired businesses in excess of the fair value of tangible assets and liabilities acquired ("goodwill"), are generally amortized by the straight-line method over estimated useful lives of up to 40 years. The Company evaluates the amortization period of intangibles on an ongoing basis in light of changes in any business conditions, events or circumstances that may indicate the potential impairment of intangible assets. Accumulated amortization of intangible assets was $1.6 billion at December 31, 1998 and 1997.

Revenue Recognition - Subscriber fees for Networks are recognized in the period the service is provided. Advertising revenues for Networks are recognized in the period during which the spots are aired. Video segment revenues are recognized at the time of rental or sale. The publishing segment recognizes revenue when merchandise is shipped.

Theatrical revenues from domestic and foreign markets are recognized as films are exhibited; revenues from the sale of videocassettes and discs are recognized upon availability of sale to the public; and revenues from all television sources are recognized upon availability of the film for telecast. On average, the length of the initial revenue cycle for feature films approximates four to seven years.

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

Foreign Currency Translation and Transactions - The Company's foreign subsidiaries' assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The resulting translation gains or losses are included as a separate component of shareholders' equity in Accumulated Other Comprehensive Income. Foreign currency transaction gains and losses have been included in "other items, net", and have not been material in any of the years presented.

Provision for Doubtful Accounts - The provision for doubtful accounts charged to expense was $29.5 million (1998), $83.1 million (1997) and $55.1 million (1996).

Net Earnings (Loss) per Common Share - Basic earnings per share is based upon the net earnings applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in the periods in which such effect would have been dilutive.

In December 1998, the Company repurchased 12 million shares of its convertible preferred stock. The preferred stock had a cumulative cash dividend of $30 million per year.

For each of the full years presented, the effect of the assumed conversion of preferred stock is antidilutive and therefore, not reflected in diluted net earnings per common share. Prior period amounts have been adjusted to reflect the effect of the 2-for-1 stock split (See Note 2). The numerator used in the calculation of both basic and diluted EPS for each respective year reflects earnings from continuing operations less preferred stock dividends of $57.2 million for 1998 and $60 million for both 1997 and 1996 plus the discount on repurchase of preferred stock of $30 million for 1998. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS:

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

                                                      1998       1997       1996
                                                    ------     ------     ------
Weighted average shares for basic EPS .........      708.7      705.8      728.0
Plus incremental shares for stock options .....         --        2.7        6.7
                                                    ------     ------     ------
Weighted average shares for diluted EPS .......      708.7      708.5      734.7
                                                    ======     ======     ======

Comprehensive Income (Loss) -- The Company adopted SFAS 130, "Reporting Comprehensive Income", effective January 1, 1998. The components of accumulated other comprehensive income (loss) were as follows:

                                                                     Minimum      Accumulated
                                 Unrealized          Cumulative      Pension          Other
                                 Gain (Loss)         Translation    Liability     Comprehensive
                                on Securities        Adjustments    Adjustment    Income(Loss)
                                -------------        -----------    ----------    -------------
At December 31, 1995 .......      $   2.0             $  (9.9)      $  (4.0)        $ (11.9)
Current period change ......          3.0                21.2          (6.4)           17.8
                                  -------             -------       -------         -------
At December 31, 1996 .......          5.0                11.3         (10.4)            5.9
Current period change ......         29.9               (50.4)          2.0           (18.5)
                                  -------             -------       -------         -------
At December 31, 1997 .......         34.9               (39.1)         (8.4)          (12.6)
Current period change ......        (33.7)              (19.0)         (1.8)          (54.5)
                                  -------             -------       -------         -------
At December 31, 1998 .......      $   1.2             $ (58.1)      $ (10.2)        $ (67.1)
                                  =======             =======       =======         =======

Reclassifications - Certain amounts reported for prior years have been reclassified to conform with the current year's presentation.

Recent Pronouncements - In April 1998, Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") was issued. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not anticipate that the adoption of this statement will have a material effect on its financial statements.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective for fiscal years beginning after June 15, 1999. The Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a material effect on its financial statements.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

In October 1998, the FASB released an exposure draft of the proposed statement on "Rescission of FASB Statement No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films," ("SFAS 53"). An entity that previously was subject to the requirements of SFAS 53 would follow the guidance in a proposed Statement of Position, "Accounting by Producers and Distributors of Films." This proposed Statement of Position would be effective for financial statements for fiscal years beginning after December 15, 1999 and could have a significant impact on the Company's results of operations and financial position depending on its final outcome. The Company has not concluded on its impact given the preliminary stages of the proposed Statement of Position.

2) SUBSEQUENT EVENTS

On February 25, 1999, the Board of Directors of the Company declared a 2-for-1 common stock split, to be effected in the form of a dividend. The additional shares will be issued on March 31, 1999 to shareholders of record on March 15, 1999. All common share and per share amounts have been adjusted to reflect the stock split for all periods presented (See Note 10).

On January 5, 1999, the Company repurchased the remaining 12 million shares of its convertible preferred stock from Bell Atlantic Corporation for $612 million in cash.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

3) DISCONTINUED OPERATIONS

In accordance with Accounting Principles Board Opinion ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Company has presented the following lines of business as discontinued operations: its educational, professional and reference publishing businesses ("Non-Consumer Publishing"), its music retail stores, interactive game businesses, Viacom Radio Stations and Viacom Cable.

On November 27, 1998, the Company completed the sale of Non-Consumer Publishing to Pearson plc for approximately $4.6 billion in cash plus approximately $92 million related to changes in net assets, which is subject to change based upon final determination of net assets. Viacom retained its consumer publishing operations, including the Simon & Schuster name. As a result of the sale, the Company recorded a net gain on the transaction of $65.5 million.

On October 26, 1998, the Company completed the sale of its music retail stores to Wherehouse Entertainment, Inc. for approximately $115 million in cash before adjustments for changes in working capital and recorded a net loss on the transaction of $138.5 million. The Company had previously closed the remaining music stores that were not part of the transaction.

On February 19, 1997, the Company adopted a plan to dispose of its interactive game businesses, including Viacom New Media, the operations of which were terminated in 1997. On that same date, the Board of Directors of Spelling approved a formal plan to dispose of Virgin Interactive Entertainment Limited ("Virgin"). Accordingly, the interactive game businesses were presented as discontinued operations. On September 4, 1998, Spelling completed the sale of substantially all of the development operations of Virgin to Electronic Arts Inc. for $122.5 million in cash. In addition, on November 10, 1998, Spelling completed the sale of all non-U.S. operations of Virgin to an investor group.

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

On July 2, 1997, the Company completed the sale of Viacom Radio Stations to Chancellor Media Corp. for approximately $1.1 billion in cash. As a result of the sale, the Company realized a gain on disposition of approximately $416.4 million, net of tax, in the third quarter of 1997.

On July 31, 1996, the Company completed the split-off of its Cable segment pursuant to an exchange offer and related transactions. As a result, the Company realized a gain of approximately $1.3 billion, reduced its debt and retired approximately 4.1% of the Company's then total outstanding common shares.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

For the year ended December 31, 1998, the net gain on dispositions of $49.9 million includes the gain from the sale of Non-Consumer Publishing of $65.5 million, net of tax, a tax benefit related to the sale of Virgin of $134.0 million and the reversal of cable split-off reserves that were no longer required, partially offset by the loss on the sale of the Company's music retail stores of $138.5 million, net of tax, and additional reserves of $20.3 million, net of minority interest, which provided for Virgin's operating losses through its disposition.

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

Basic earnings (loss) per share for discontinued operations was ($0.01), $0.60 and $1.50 for 1998, 1997 and 1996, respectively. Diluted earnings (loss) per share for discontinued operations was $(0.01), $0.60 and $1.49 for 1998, 1997 and 1996, respectively.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

Summarized financial data of discontinued operations are as follows:

Results of discontinued operations:             Non-Consumer
                                                 Publishing    Music      Radio        Cable    Interactive     Total
                                                 ----------    -----      -----        -----    -----------     -----
For the Year ended December 31, 1998(1)(2)
Revenues .................................       $1,718.0    $  293.5          --          --          --    $2,011.5
Loss from operations before income
   taxes .................................          (15.2)      (20.9)         --          --          --       (36.1)
Benefit (provision) for income taxes .....          (26.0)        8.0          --          --          --       (18.0)
Net loss .................................          (41.2)      (12.9)         --          --          --       (54.1)

For the Year ended December 31, 1997(3)
Revenues .................................       $1,915.5    $  605.7    $   57.1          --          --    $2,578.3
Earnings (loss) from operations before
   income taxes ..........................          144.5      (100.3)       24.5          --          --        68.7
Benefit (provision) for income taxes .....          (80.8)       37.6       (10.6)         --          --       (53.8)
Net earnings (loss) ......................           63.7       (62.7)       13.9          --          --        14.9

For the Year ended December 31, 1996(4)
Revenues .................................       $1,784.1    $  616.2    $  113.5    $  236.9    $  268.7    $3,019.4
Earnings (loss) from operations before
   income taxes ..........................          157.8       (87.4)       36.3        50.5      (157.6)       (0.4)
Benefit (provision) for income taxes .....          (85.0)       32.8       (16.1)      (21.5)       (1.2)      (91.0)
Net earnings (loss) ......................           73.1       (54.6)       20.2        28.3      (129.0)      (62.0)

                                                          At December 31, 1997
                                                          --------------------
Financial position(5):
Current assets .............................                   $  114.9
Net property and equipment .................                       14.5
Other assets ...............................                      153.1
Total liabilities ..........................                     (293.0)
                                                               --------
Net liabilities of discontinued operations .                   $  (10.5)
                                                               ========

      (1) Results of operations reflect Non-Consumer Publishing for the period January 1 through November 26, 1998.
      (2) Results of operations reflect the music retail stores for the period January 1 through August 10, 1998.
      (3) Results of operations include Radio for the six months ended June 30, 1997. Results of operations of Interactive for 1997 were provided for in the prior year's estimated loss on disposal.
      (4) Results of operations include Cable for the six months ended June 30, 1996.
      (5)   Reflects financial position of Interactive at December 31, 1997.

The provisions for income taxes of $18.0 million for 1998 and $53.8 million for 1997 represent effective tax rates of (49.9%) and 78.3%, respectively. The effective tax rate for 1996 is not meaningful. The differences between the effective tax rates and the statutory federal tax rate of 35% principally relate to certain non-deductible expenses, the allocation of nondeductible goodwill amortization, state and local taxes and, for 1996, the provision of valuation allowances attributable to net operating losses of Virgin.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

4) CHANGE IN ACCOUNTING METHOD AND OTHER CHARGES

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

Pursuant to the new accounting method, the Company records base stock videocassettes (generally less than five copies per title for each store) at cost and amortizes a portion of these costs on an accelerated basis over three months, generally to $8 per unit, with the remaining base stock videocassette costs amortized on a straight-line basis over 33 months to an estimated $4 salvage value. The cost of non-base stock videocassettes (generally greater than four copies per title for each store) is amortized on an accelerated basis over three months to an estimated $4 salvage value. Video games are amortized on an accelerated basis over a 12 month period to an estimated $10 salvage value. Revenue sharing payments are expensed when revenues are earned pursuant to the applicable contractual arrangements.

The new method of accounting has been applied to rental inventory held as of April 1, 1998. The adoption of the new method of amortization has been accounted for as a change in accounting estimate effected by a change in accounting principle. The Company recorded a pre-tax charge of $436.7 million to operating expenses in the second quarter of 1998. Approximately $424.3 million of the charge represents an adjustment to the carrying value of the rental tapes due to the new method of accounting and approximately $12.4 million represents a write-down of retail inventory.

The Company believes that the new amortization method developed for Blockbuster's new business model will result in a better matching of revenue and expense recognition. Under the new model, operating expense attributable to videocassettes is comprised of revenue sharing payments, which are expensed when earned, and amortization of product costs. The calculation of the change in operating expense attributable to videocassettes and games for the twelve months ended December 31, 1998 would not be meaningful because the method of accounting applied prior to April 1, 1998 did not contemplate the new business model.

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

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

During the second quarter of 1997, Blockbuster shifted its strategic emphasis from retailing a broad assortment of merchandise to focusing on its core rental business. Rationalization of the retail product lines such as sell-through video, confectionery items, literature, music and fashion merchandise allowed the Company to devote more management time and attention, as well as retail floor selling space, to its video and rental game business. In addition, as part of its effort to improve the performance of its operations, Blockbuster adopted a plan to close consistently underperforming stores primarily located in the United Kingdom and Australia and to exit the German market. As a result, Blockbuster recorded a pre-tax charge of $322.8 million which consisted of operating and general and administrative expenses of approximately $247.5 million, as well as depreciation expense attributable to the write-off of long-lived assets of $45.9 million and write-offs attributable to international joint ventures accounted for under the equity method of $29.4 million. As a result of exiting the music business, approximately $72.6 million of the charge has been presented as part of discontinued operations. The remaining balance of the charge consisted principally of $100.8 million for a reduction in the carrying value of excess merchandise inventories, $69.6 million for the closing of underperforming stores principally located in international markets, and $39.3 million recognized as general and administrative expenses, primarily related to relocation costs incurred in connection with the move of the Company's employees, corporate offices and data center from Fort Lauderdale, Florida to Dallas, Texas.

The $69.6 million charge for the closing of underperforming stores is comprised of a $41.8 million non-cash impairment charge associated with long-lived assets and a $27.8 million charge for lease exit obligations. These amounts have been recognized as depreciation expense and general and administrative expense, respectively. Through December 31, 1998, the Company has paid and charged approximately $12.8 million against the lease exit obligations.

During the fourth quarter of 1996, Blockbuster adopted a plan to abandon certain music retail stores, relocate its headquarters from Fort Lauderdale to Dallas and eliminate third party distributors domestically. As a result of such plan, Blockbuster recognized a restructuring charge of approximately $88.9 million of which approximately $38.7 million related to Music retail stores closings which is included as part of discontinued operations. Of the remaining charge, $25.0 million reflects estimated severance benefits payable to approximately 650 employees who had chosen not to relocate to Dallas, $11.6 million of other costs related to the disposition of its corporate headquarters and $13.6 million for eliminating third party distributors.

The Company relocation to Dallas was completed during the second quarter of 1997. Through December 31, 1998, the Company paid and charged approximately $25.0 million against the severance liability and approximately $11.4 million against the Fort Lauderdale exit. In addition, as of December 31, 1998, substantially all activities related to the music retail store closings have been completed.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

5) ACCOUNTS RECEIVABLE

As of December 31, 1998, the Company had an aggregate of $399.6 million outstanding under revolving receivable securitization programs. Proceeds from the sale of these receivables were used to reduce outstanding borrowings. The resulting loss on the sale of receivables was not material to the Company's financial position and results of operations.

6) INVENTORIES

Inventories consist of the following:

                                                          December 31,
                                                    -----------------------
                                                       1998         1997
                                                    ----------   ----------
Prerecorded videocassettes ....................     $    381.9   $    559.2
Videocassette rental inventory ................          404.1        722.8
Publishing:
      Finished goods ..........................           59.7        301.2
      Work in process .........................            6.9         30.3
      Materials and supplies ..................            2.5         23.3
Other .........................................           17.7         20.6
                                                    ----------   ----------
                                                         872.8      1,657.4
     Less current portion .....................          468.7        934.8
                                                    ----------   ----------

                                                    $    404.1   $    722.6
                                                    ----------   ----------
Theatrical and television inventory:
      Theatrical and television productions:
           Released ...........................     $  1,800.4   $  1,736.0
           Completed, not released ............           35.9         17.8
           In process and other ...............          321.0        341.4
      Program rights ..........................        1,246.2      1,150.7
                                                    ----------   ----------
                                                       3,403.5      3,245.9
      Less current portion ....................        1,336.8      1,317.9
                                                    ----------   ----------
                                                    $  2,066.7   $  1,928.0
                                                    ----------   ----------

Total Current Inventory .......................     $  1,805.5   $  2,252.7
                                                    ==========   ==========

Total Non-Current Inventory ...................     $  2,470.8   $  2,650.6
                                                    ==========   ==========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

7) INVESTMENTS IN AFFILIATED COMPANIES

The Company accounts for its investments in affiliated companies over which the Company has significant influence or ownership of more than 20% but less than or equal to 50%, under the equity method. Such investments principally include but are not limited to the Company's interest in Comedy Central (50% owned), United Paramount Network (50%, owned) and United Cinemas International (50% owned). Investments in affiliates are included as a component of other assets.

      The following is a summary of combined financial information which is based on information provided by the equity investees.

                                                 Year Ended December 31,
                                       -----------------------------------------
                                            1998           1997           1996
                                            ----           ----           ----

      Results of operations:
        Revenues ...................   $  1,898.3     $  2,324.9     $  2,074.9
        Operating income (loss) ....        (73.2)        (142.5)           7.3
        Net loss ...................       (115.4)        (150.6)         (28.2)

                                                       At December 31,
                                                 ---------------------------
                                                  1998                 1997
                                                  ----                 ----

      Financial position:
        Current assets...................        $740.5               $866.6
        Non-current assets...............         781.2                616.7
        Current liabilities..............         694.9                788.1
        Non-current liabilities..........         451.8                366.0
        Equity...........................         375.0                329.2

      The Company, through the normal course of business, is involved in transactions with affiliated companies that have not been material in any of the periods presented.

      In 1998, equity in loss of affiliated companies, net of tax, principally reflects the net operating loss of United Paramount Network ("UPN"), a 50% interest which was acquired in January 1997, partially offset by the positive results of Comedy Central. In 1997, the equity loss primarily reflects the net operating loss of UPN and charges associated with international network ventures partially offset by earnings from the Company's half-interest in USA Networks which was sold on October 21, 1997.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

8) BANK FINANCING AND DEBT

   Long-term debt consists of the following:

                                                                    December 31,
                                                             -------------------------
                                                                1998            1997
                                                                ----            ----
Notes payable to banks (a) ...............................   $    848.3     $  3,152.7
6.625% Senior Notes due 1998 (b) .........................           --          150.0
5.875% Senior Notes * due 2000, net of unamortized
    discount of $.2 (1998) and (1997) ....................        149.8          149.8
7.5% Senior Notes * due 2002, net of unamortized
    discount of $1.3 (1998) and $1.7 (1997) ..............        248.7          248.3
6.75% Senior Notes due 2003, net of unamortized
    discount of $.2 (1998) and (1997) ....................        349.8          349.8
7.75% Senior Notes due 2005, net of unamortized
    discount of $5.9 (1998) and $7.1 (1997) ..............        965.0          992.9
7.625% Senior Debentures due 2016, net of unamortized
    discount of $1.2 1998 and $1.3 (1997) ................        198.7          198.7
8.25% Senior Debentures * due 2022, net of unamortized
    discount of $2.6 (1998) and $2.7 (1997) ..............        247.4          247.3
7.5% Senior Debentures * due 2023, net of unamortized
    discount of $.5 ......................................        149.5          149.5
9.125% Senior Subordinated Notes * due 1999 (c) ..........           --          150.0
8.75%  Senior Subordinated Reset Notes * due 2001 (d) ....           --          100.0
10.25% Senior Subordinated Notes * due 2001 (e) ..........         36.3          200.0
7.0% Senior Subordinated Debentures * due 2003, net of
    unamortized discount of $36.0 (1997) (f) .............           --          195.5
8.0% Merger Debentures due 2006, net of unamortized
    discount of $44.1 (1998) and $98.9 (1997) (e) ........        475.2          971.4
Other Notes ..............................................         20.5           16.6
Obligations under capital leases .........................        501.4          527.0
                                                             ----------     ----------
                                                                4,190.6        7,799.5
Less current portion .....................................        377.2          376.5
                                                             ----------     ----------
                                                             $  3,813.4     $  7,423.0
                                                             ==========     ==========

*Issues of Viacom International guaranteed by the Company.

(a) -- Effective March 26, 1997, the Company and Viacom International Inc. ("Viacom International") amended and restated the $6.489 billion and $311 million Credit Agreements and the $1.8 billion Credit Agreement, originally established in 1994, to provide for credit agreements of $6.4 billion (the "March 1997 Viacom Credit Agreement") and $100 million (the "March 1997 Viacom International Credit Agreement," together with the March 1997 Viacom Credit Agreement, collectively the "March 1997 Credit Agreements"). The March 1997 Credit Agreements increased commitments by $400 million, extended maturities and reduced pricing.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

Effective December 23, 1997, the Company permanently reduced its commitments under the March 1997 Credit Agreements by $1.0 billion.

Certain proceeds from the disposition of Non-Consumer Publishing in November of 1998 were used to reduce borrowings under the March 1997 Credit Agreements.

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

The interest rate on all loans made under the three facilities is based upon Citibank, N.A.'s base rate or the London Interbank Offered Rate ("LIBOR") and is affected by the Company's credit rating. At December 31, 1998, the LIBOR (upon which the Company's borrowing rate was based) for borrowing periods of one month and two months were each 5.09%. At December 31, 1997, LIBOR for borrowing periods of one and two months were 5.72% and 5.75%, respectively.

The Company is required to pay a commitment fee based on the aggregate daily unborrowed portion of the loan commitments. As of December 31, 1998, the Company had $4.7 billion of available unborrowed loan commitments. The March 1997 Credit Agreements do not require compensating balances.

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

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

(b) -- On February 17, 1998, the Company retired all $150.0 million of its outstanding 6.625% Senior Notes due 1998.

(c) -- On February 15, 1998, the Company redeemed all $150.0 million of Viacom International's outstanding 9.125% Senior Subordinated Notes due 1999, at a redemption price equal to 101.3% of the principal amount.

(d) -- On May 15, 1998, the Company redeemed all $100.0 million of Viacom International's outstanding 8.75% Senior Subordinated Reset Notes due 2001 at a redemption price equal to 101% of the principal amount.

(e) -- During December 1998, the Company commenced the unconditional tender offers to purchase for cash, all of its outstanding 8.0% Merger Debentures due 2006 at a purchase price of 104% of the principal amount, and to purchase Viacom International's outstanding 10.25% Senior Subordinated Notes due 2001 at a purchase price of 112.925% of the principal amount. The tender offer for the 8.0% Merger Debentures expired on January 4, 1999. The offer for the 10.25% Senior Subordinated Notes expired December 30, 1998 and $163.7 million of such notes were tendered. Through December 31, 1998, $533.8 million of the 8% Merger Debentures were tendered and classified as part of accrued liabilities as the settlement date occurred subsequent to year end. In 1999, an additional $307.5 million of the 8.0% Merger Debentures were tendered for a total principal amount of $841.3 million of notes tendered.

In addition, the Company purchased $21.8 million of the 8.0% Merger Debentures and $29.0 million of the 7.75% Senior Notes in open market transactions during 1998.

(f) -- On December 30, 1998, the Company redeemed all $231.5 million of Viacom International's outstanding 7% Senior Subordinated Debentures due 2003 at a redemption price equal to 100% of the principal amount.

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

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

Interest costs incurred, interest income and capitalized interest are summarized below:

                                               Year Ended December 31,
                                         -----------------------------------
                                              1998         1997         1996

      Interest Incurred ...........      $   622.3    $   772.8    $   823.9
      Interest Income .............           23.4         21.0         33.9
      Capitalized Interest ........             --          1.0          4.5

The Company's scheduled maturities of indebtedness through December 31, 2003, assuming full utilization of the March 1997 Credit Agreements, as amended, are $1.2 billion (1999), $1.7 billion (2000), $1.8 billion (2001), $2.0 billion
(2002) and $350.0 million (2003). The Company's maturities of long-term debt outstanding at December 31, 1998, excluding capital leases, are $327.9 million
(1999), $150.0 million (2000), $36.3 million (2001), $1.1 billion (2002) and
$350.0 million (2003). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

9) FINANCIAL INSTRUMENTS

The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures and certain differences related to other financial instruments which are not significant. The carrying value of the senior debt, senior subordinated debt and subordinated debt is $2.8 billion and the fair value, which is estimated based on quoted market prices, is approximately $3.0 billion.

The Company enters into foreign currency exchange contracts in order to reduce its exposure to changes in foreign currency exchange rates that affect the value of its firm commitments and certain anticipated foreign currency cash flows. These contracts generally mature within the calendar year. The Company does not enter into foreign currency contracts for speculative purposes. To date, the contracts utilized have been purchased options, spots and forward contracts. A spot or forward contract is an agreement between two parties to exchange a specified amount of foreign currency, at a specified exchange rate on a specified date. An option contract provides the right, but not the obligation, to buy or sell currency at a fixed exchange rate on a future date. In 1998 the foreign exchange contracts have principally been used to hedge the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, the Singapore Dollar, the European Union's common currency (the "Euro") and the European Currency Unit/British Pound relationship. At December 31, 1998, the Company had outstanding contracts with a notional value of approximately $4.3 million which expire in 1999. Realized gains and losses on contracts that hedge anticipated future cash flows are recognized in "other items, net" and were not material in each of the periods. Option premiums are expensed at the inception of the contract. Deferred gains and losses on foreign currency exchange contracts as of December 31, 1998 were not material.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties. The Company's receivables do not represent significant concentrations of credit risk at December 31, 1998, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

10) SHAREHOLDERS' EQUITY

On February 25, 1999, the Company announced a 2-for-1 common stock split in the form of a dividend with a record date of March 15, 1999 and a distribution date of March 31, 1999. An amount equal to the par value of the shares issued has been transferred from additional paid-in capital to the common stock account. All common shares and per-share amounts have been adjusted to reflect the stock split for all periods presented.

On December 2, 1998, as part of its repurchase program described below, the Company repurchased 12 million shares of its convertible preferred stock, par value $.01 per share, from Bell Atlantic Corporation for $564 million in cash. On January 5, 1999, the Company repurchased the remaining 12 million shares of its convertible preferred stock from Bell Atlantic Corporation for $612 million in cash. The preferred stock had a cumulative cash dividend of $60 million per year and was convertible into approximately 34.3 million shares of the Company's Class B common stock.

On August 31, 1998, the Company initiated a repurchase program to acquire one or more classes of the Company's equity securities. Through December 31, 1998, the Company had repurchased 12,000 shares of Class A Common Stock, 26,190,200 shares of Class B Common Stock, 5,502,000 Viacom Five-Year Warrants, expiring on July 7, 1999, and 12 million shares of its convertible preferred stock for approximately $1.4 billion in the aggregate. On February 10, 1999, the program was completed and the Company had repurchased a total of 12,000 shares of Class A Common Stock 26,255,600 shares of Class B Common Stock, 5,546,500 Viacom Five-Year warrants, expiring on July 7, 1999 and 24 million shares of its convertible preferred stock. The total repurchase program approximated $2.0 billion. The cost of the acquired treasury stock has been reflected separately as a reduction to shareholders' equity. The acquired warrants have been canceled and the cost has been reflected as a reduction to additional paid-in capital.

At December 31, 1998 and 1997, respectively, there were 6,090,822 and 11,522,695 outstanding Viacom Five-Year Warrants, expiring July 7, 1999 and at December 31, 1996 there were 30,576,562 outstanding Viacom Three-Year Warrants, which expired July 7, 1997. The decrease in the outstanding Viacom Five-Year Warrants is attributable to the 1998 stock repurchase program.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

During 1997, the Company completed its joint purchase program initially established in September 1996 with NAI, for each to acquire up to $250 million, or $500 million in total, of the Company's Class A Common Stock, Class B Common Stock, and, as to the Company, Viacom Warrants. The Company repurchased 1,319,400 shares of Viacom Inc. Class A Common Stock, 11,632,600 shares of Viacom Inc. Class B Common Stock and 6,824,590 Viacom Five-Year Warrants, expiring on July 7, 1999, for approximately $250 million in the aggregate. The cost of the acquired treasury stock has been reflected separately as a reduction to shareholders' equity. The cost of the warrants has been reflected as a reduction to additional paid-in-capital and such warrants have been cancelled. As of December 31, 1997, NAI has separately acquired 2,564,400 shares of Viacom Inc. Class A Common Stock and 11,204,000 shares of Viacom Inc. Class B Common Stock pursuant to the joint purchase program for approximately $250 million, raising its ownership to approximately 67% of Viacom Inc. Class A Common Stock and approximately 28% of Class A and Class B Common Stock on a combined basis.

Long-Term Incentive Plans - The purpose of the Company's 1989, 1994 and 1997 Long-Term Incentive Plans (the "Plans") is to benefit and advance the interests of the Company by rewarding certain key employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future. The Plans provide for fixed grants of equity-based interests pursuant to awards of phantom shares, stock options, stock appreciation rights, restricted shares or other equity-based interests ("Awards"), and for subsequent payments of cash with respect to phantom shares or stock appreciation rights based, subject to certain limits, on their appreciation in value over stated periods of time. The stock options generally vest over a four to six year period from the date of grant and expire 10 years after the date of grant.

The stock options available for future grant are as follows:

            December 31, 1996 ...................         40,701,682
            December 31, 1997 ...................         26,753,956
            December 31, 1998 ...................         14,849,484

The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the provisions of SFAS 123, the Company applies APB 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the Plans and accordingly, does not recognize compensation expense for its stock option plans because the Company typically does not issue options at exercise prices below the market value at date of grant. Had compensation expense for its stock option plans been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123, the Company's consolidated pre-tax income would have decreased by $67.4 million ($40.5 million after tax or $.06 per basic and diluted common share), $36.3 million ($22.2 million after tax or $.03 per basic and diluted common share) and $18.3 million ($11.0 million after tax or $.02 per basic and diluted common share) in 1998, 1997 and 1996, respectively. These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted in future years.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                  1998       1997       1996
                                                  ----       ----       ----
      Expected dividend yield(a) ........           --         --         --
      Expected stock price volatility ...        32.76%     31.74%     32.50%
      Risk-free interest rate ...........         5.43%      6.04%      6.19%
      Expected life of options (years) ..          6.0        6.0        6.0

            (a) The Company has not declared any cash dividends on its common stock for any of the periods presented and has no present intention of so doing.

The weighted-average fair value of each option as of the grant date was $12.97, $6.58 and $8.14 in 1998, 1997 and 1996, respectively.

The following table summarizes the Company's stock option activity under the various plans (all options and prices reflect the stock split):

                                                    Options     Weighted-Average
                                                  Outstanding    Exercise Price
                                                  -----------    --------------
      Balance at December 31, 1995 .........       37,136,642        $15.35
                                                  -----------
        Granted ............................       12,527,600         18.75
        Exercised ..........................       (7,677,298)        15.18
        Canceled ...........................       (2,695,930)        18.78
                                                  -----------
      Balance at December 31, 1996 .........       39,291,014         16.23
                                                  -----------
        Granted ............................       18,406,000         15.34
        Exercised ..........................       (5,467,748)        14.40
        Canceled ...........................       (7,012,692)        18.24
                                                  -----------
      Balance at December 31, 1997 .........       45,216,574         15.78
                                                  -----------
        Granted ............................       13,576,420         30.53
        Exercised ..........................      (12,077,298)        16.16
        Canceled ...........................       (1,802,390)        16.97
                                                  -----------
      Balance at December 31, 1998 .........       44,913,306         20.09
                                                  ===========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

The following table summarizes information concerning currently outstanding and exercisable stock options of the Company at December 31, 1998:

                                   Outstanding                                   Exercisable
                   ----------------------------------------------     ------------------------------

                                    Remaining
   Range of                        Contractual   Weighted-Average                   Weighted-Average
Exercise Prices      Options       Life (Years)   Exercise Price       Options       Exercise Price
---------------      -------       ------------   --------------       -------       --------------
  $10 to $15        1,017,994          3.4           $13.43             847,994         $13.20
   15 to  20       27,705,974          7.7            16.49           5,906,282          17.66
   20 to  25        1,304,000          6.8            22.55             809,998          22.72
   25 to  30          759,178          5.0            27.08             700,868          27.23
   30 to  35       13,498,420          9.6            30.59                  --             --
    3 to  25(a)       359,384(a)       4.2            14.29             359,384          14.29
   15 to  30(b)       268,356(b)       4.0            23.51             268,356          23.51
                   ----------                                         ---------
                   44,913,306                                         8,892,882
                   ==========                                         =========

      (a) Represents information for options assumed with the merger of Blockbuster.
      (b) Represents information for options assumed with the merger of Paramount.

Shares issuable under exercisable stock options:
  December 31, 1996....................................      22,486,440
  December 31, 1997....................................      14,795,698
  December 31, 1998....................................       8,892,882

The Company has reserved a total of 85,694 shares of Viacom Inc. Class A Common Stock and 57,033,736 shares of Viacom Inc. Class B Common Stock principally for exercise of stock options and warrants.

Spelling Stock Option Plans - Spelling currently has stock option plans under which both incentive and nonqualified stock options have been granted to certain key employees, consultants and directors. Options have generally been granted with an exercise price equal to the fair market value of the underlying Common Stock on the date of grant, although nonqualified options may be granted with an exercise price not less than 50% of such fair market value. Each option is granted subject to various terms and conditions established on the date of grant, including vesting periods and expiration dates. The options typically become exercisable at the rate of 20% or 25% annually, beginning one year after the date of grant. Options expire no later than 10 years from their date of grant.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

The Spelling stock options available for future grant are as follows:

      December 31, 1996 ........................      5,094,251(a)
      December 31, 1997 ........................      3,030,838
      December 31, 1998 ........................      2,867,963

      (a) Includes 1,360,866 shares available for grant under a plan which expired on April 13, 1997.

The weighted average fair value of each option as of the grant date was $2.91, $2.65 and $2.66 for 1998, 1997 and 1996, respectively. The fair value of each Spelling option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                  1998       1997       1996
                                                  ----       ----       ----
      Expected dividend yield(a)                    --         --         --
      Expected stock price volatility            34.30%     30.91%     28.45%
      Risk-free interest rate                     4.91%      5.75%      6.60%
      Expected life of options (years)            6.2        5.2        4.8

      (a) During 1998, 1997 and 1996, Spelling did not declare any cash dividends on its common stock.

The following table summarizes Spelling's stock option activity:

                                                   Options     Weighted-Average
                                                 Outstanding    Exercise Price
                                                 -----------    --------------
      Balance at December 31, 1995 ........       5,759,218        $   7.72
                                                 ----------
        Granted ...........................       3,750,010            7.13
        Exercised .........................        (841,943)           4.91
        Canceled ..........................        (688,967)           7.02
                                                 ----------
      Balance at December 31, 1996 ........       7,978,318            7.80
                                                 ----------
        Granted ...........................       1,171,000            6.90
        Exercised .........................        (362,008)           6.29
        Canceled ..........................        (588,519)           8.90
                                                 ----------
      Balance at December 31, 1997 ........       8,198,791            7.66
                                                 ----------
        Granted ...........................       1,287,500            6.76
        Exercised .........................        (671,279)           6.15
        Canceled ..........................      (1,187,839)           8.06
                                                 ----------
      Balance at December 31, 1998 ........       7,627,173            7.58
                                                 ==========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

The following table summarizes Spelling's information concerning currently outstanding and exercisable stock options at December 31, 1998:

                                      Outstanding                                 Exercisable
                     ----------------------------------------------     -----------------------------
                                    Remaining
   Range of                        Contractual     Weighted-Average                  Weighted-Average
Exercise Prices       Options      Life (Years)     Exercise Price       Options      Exercise Price
---------------       -------      ------------     --------------       -------      --------------
 $5.25 to $ 5.75        25,834        7.27             $ 5.69               8,959         $ 5.56
  6.00 to   7.75     5,942,717        7.48               6.83           2,309,842           6.61
  7.88 to   9.88       469,622        5.66               9.11             417,122           9.14
 10.00 to  11.78     1,189,000        5.86              10.75           1,179,000          10.75
                     ---------        ----              -----           ---------         ------
 $5.25 to $11.78     7,627,173        7.12             $ 7.58           3,914,923         $ 8.12
                     =========        ====             ======           =========         ======

Shares issuable under exercisable stock options:
  December 31, 1996....................................       3,079,436
  December 31, 1997....................................       3,813,349
  December 31, 1998....................................       3,914,923

Options related to employees of Virgin and included in the tables above are 875,010 shares granted for the year ended December 31, 1996. Also included are 120,276, 133,582 and 775,220 shares exercised, and 615,060, 184,269 and 149,921 shares terminated for the years ended December 31, 1998, 1997 and 1996, respectively.

11) INCOME TAXES

Earnings from continuing operations before income taxes are attributable to the following jurisdictions:

                                                Year Ended December 31,
                                        --------------------------------------
                                          1998            1997           1996
                                          ----            ----           ----
      United States ...........         $  74.1         $  910.4       $ 152.6
      Foreign .................            63.2            268.1         257.5
                                        -------         --------       -------

      Total ...................         $ 137.3         $1,178.5       $ 410.1
                                        =======         ========       =======

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

Components of the provision for income taxes on earnings from continuing operations before income taxes are as follows:

                                              Year Ended December 31,
                                      ----------------------------------------
                                         1998            1997           1996
                                         ----            ----           ----
Current:
  Federal .......................     $   151.0       $   370.0      $   155.9
  State and local ...............          34.9           115.1           27.7
  Foreign .......................          50.9            24.5           76.6
                                      ---------       ---------      ---------
                                          236.8           509.6          260.2
Deferred ........................         (98.1)          136.8          (16.9)
                                      ---------       ---------      ---------
                                      $   138.7       $   646.4      $   243.3
                                      =========       =========      =========

The earnings (loss) of affiliated companies accounted for under the equity method are shown net of tax on the Company's Statements of Operations. The tax provision (benefit) relating to earnings (loss) from equity investments in 1998, 1997 and 1996 are ($24.0) million, ($29.0) million and $14.9 million, respectively, which represents an effective tax rate of 36.7%, 15.1% and 762.1%, respectively.

The difference between the effective tax rates and the statutory U.S. federal tax rate of 35% is principally due to the effect of non-deductible goodwill amortization, state and local taxes and foreign losses for which no benefit was provided. Excluding the non-deductible amortization of intangibles, the annual effective tax rate on earnings from continuing operations before income taxes would have been 31.8%, 44.1% and 35.7% for 1998, 1997 and 1996, respectively. See Note 3 for tax benefits relating to the discontinued operations. In addition to the amounts reflected in the table above, $55.1 million and $7.8 million of income tax benefit in 1998 and 1997, respectively, was recorded as a component of shareholders' equity as a result of exercised stock options.

A reconciliation of the statutory U.S. federal tax rate to the Company's effective tax rate on earnings from continuing operations before income taxes is summarized as follows:

                                                    Year Ended December 31,
                                                -------------------------------
                                                  1998        1997        1996
                                                  ----        ----        ----

 Statutory U.S. federal tax rate .........       35.0%       35.0%       35.0%
 State and local taxes, net
   of federal tax benefit ................         5.7         5.9         2.3
 Effect of foreign operations ............       (35.5)       (0.6)      (13.0)
 Amortization of intangibles .............        86.3         9.7        27.1
 Divestiture tax versus book .............         (.5)         --         1.0
 Other, net ..............................        10.0         4.9         6.9
                                                 -----        ----        ----
 Effective tax rate on earnings from
   continuing operations before
   income taxes ..........................       101.0%       54.9%       59.3%
                                                 =====        ====        ====

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

The following is a summary of the components of the deferred tax accounts:

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                          1998       1997
                                                                          ----       ----
Current deferred tax assets and (liabilities):
Recognition of revenue .........................................        $ 103.0    $  76.7
Sales return and allowances ....................................           29.9       91.5
Publishing costs ...............................................           15.2       15.6
Employee compensation and other payroll related expenses .......           23.7       48.0
Other differences between tax and financial statement values....            7.1        4.5
                                                                        -------    -------
     Gross current deferred net tax assets .....................          178.9      236.3
                                                                        -------    -------

Noncurrent deferred tax assets and (liabilities):
Depreciation/amortization of fixed assets and intangibles ......           45.0     (179.5)
Reserves including restructuring and relocation charges ........          260.3      296.7
Acquired net operating loss and tax credit carryforwards .......           60.9       82.1
Amortization of discount on 8% Merger Debentures ...............           60.4       61.3
Other differences between tax and financial statement values....           26.9       95.3
                                                                        -------    -------
   Gross non-current deferred net tax assets ...................          453.5      355.9
                                                                        -------    -------

Valuation allowance ............................................          (88.3)    (106.8)
                                                                        -------    -------
      Total net deferred tax assets (liabilities) ..............        $ 544.1    $ 485.4
                                                                        =======    =======

As of December 31, 1998 and December 31, 1997, the Company had total deferred tax assets of $632.4 million and $771.7 million, respectively, and total deferred tax liabilities of $179.5 million as of December 31, 1997. There were no deferred tax liabilities as of December 31, 1998.

As of December 31, 1998, the Company had net operating loss carryforwards of approximately $173.7 million which expire in various years from 1999 through 2012.

The 1998 and 1997 net deferred tax assets are reduced by a valuation allowance of $88.3 million and $106.8 million, respectively, principally relating to tax benefits of net operating losses which are not expected to be recognized as a result of certain limitations applied where there is a change of ownership.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

The Company's share of the undistributed earnings of foreign subsidiaries not included in its consolidated federal income tax return that could be subject to additional income taxes if remitted, was approximately $1.5 billion at December 31, 1998 and December 31, 1997. No provision has been recorded for the U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to reinvest these earnings outside the United States indefinitely and it is not practicable to estimate the amount of such taxes.

As of December 31, 1998, the Company owns approximately 80% of Spelling's outstanding common stock and consolidates Spelling's results for tax purposes.

12) PENSION PLANS, OTHER POSTRETIREMENT BENEFITS AND POSTEMPLOYMENT BENEFITS

The Company and certain of its subsidiaries have non-contributory pension plans covering specific groups of employees. Effective January 1, 1996, the pension plans of Paramount were merged with the Company's pension plans. The Pension Plan for Employees of PVI Transmission Inc. and Paramount Distribution Inc. was merged with and into the Viacom Pension Plan effective December 31, 1996. The benefits for these plans are based primarily on an employee's years of service and pay near retirement. Participant employees are vested in the plans after five years of service. The Company's policy for all pension plans is to fund amounts in accordance with the Employee Retirement Income Security Act of 1974. Plan assets consist principally of common stocks, marketable bonds and U.S. government securities. The Company's Class B Common Stock represents approximately 15.8% and 10% of the plan assets' fair value at December 31, 1998 and 1997, respectively.

The Company adopted SFSA 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106" in 1998.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

The following table sets forth the change in benefit obligation for the Company's benefit plans:

                                                                            Postretirement
                                                  Pension Benefits             Benefits
                                                    December 31,             December 31,
                                                 -----------------         ---------------
                                                  1998        1997          1998      1997
                                                  ----        ----          ----      ----
Change in benefit obligation:
Benefit obligation, beginning of year ........  $ 785.3     $ 667.8        $103.6   $  98.8
Service cost .................................     36.8        32.1           1.0       1.0
Interest cost ................................     57.8        54.1           6.5       7.4
Benefits paid ................................    (39.3)      (38.8)         (8.8)     (9.2)
Actuarial (gain) loss ........................     66.8        70.4          (2.9)      4.5
Curtailments/Divestitures.....................    (61.4)         --         (46.9)       --
Participant contributions ....................       --          --           1.1       1.1
Amendments ...................................       --          .8            --        --
Cumulative translation adjustments ...........     (1.8)       (1.1)           --        --
                                                -------     -------        ------   -------
Benefit obligation, end of year ..............  $ 844.2     $ 785.3        $ 53.6   $ 103.6
                                                =======     =======        ======   =======

The following table sets forth the change in plan assets for the Company's benefit plans:

                                                                            Postretirement
                                                 Pension Benefits               Benefits
                                                   December 31,              December 31,
                                                 -----------------          --------------
                                                  1998        1997          1998      1997
                                                  ----        ----          ----      ----
Change in plan assets:
Fair value of plan assets, beginning of year..  $ 697.3     $ 606.2        $   --   $    --
Actual return on plan assets .................    146.4       123.6            --        --
Employer contributions .......................      7.3         7.9           7.7       8.1
Benefits paid ................................    (39.3)      (38.8)         (8.8)     (9.2)
Divestitures .................................    (21.7)         --            --        --
Participant contributions ....................       --          --           1.1       1.1
Cumulative translation adjustments ...........     (3.4)       (1.6)           --        --
                                                -------     -------        ------   -------
Fair value of plan assets, end of year .......  $ 786.6     $ 697.3        $   --   $    --
                                                =======     =======        ======   =======

The projected benefit obligations and accumulated benefit obligations for the pension plans with accumulated benefit obligations in excess of plan assets were $99.6 million and $88.4 million for 1998, and $85.7 million and $75.1 million for 1997.

The accrued pension and postretirement costs recognized in the Company's consolidated balance sheets are computed as follows:

                                                                             Postretirement
                                                  Pension Benefits              Benefits
                                                    December 31,              December 31,
                                                 -----------------          ----------------
                                                  1998        1997          1998      1997
                                                  ----        ----          ----      ----
Funded status ................................  $ (57.6)    $ (88.0)       $(53.6)  $(103.6)
                                                -------     -------        ------   -------

Unrecognized actuarial gain ..................    (97.5)      (71.5)        (16.2)    (30.1)
Unrecognized prior service cost (benefit) ....     12.5        15.1          (5.4)    (25.1)
Unrecognized asset at transition .............     (2.1)       (4.3)           --        --
                                                -------     -------        ------   -------
Accrued pension liability, net................  $(144.7)    $(148.7)       $(75.2)  $(158.8)
                                                =======     =======        ======   =======

Amounts recognized in the Consolidated Balance Sheets:
     Accrued pension liability, net ..........  $(161.1)    $(163.3)       $(75.2)  $(158.8)
     Prepaid benefits cost ...................      2.3         3.6            --        --
     Intangibles .............................      3.9         2.6            --        --
     Accumulated other comprehensive loss ....     10.2         8.4            --        --
                                                -------     -------        ------   -------
Net liability recognized .....................  $(144.7)    $(148.7)      $ (75.2)  $(158.8)
                                                =======     =======       =======   =======

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

Net periodic cost for the Company's pension and postretirement benefit plans consists of the following:

                                                                                   Postretirement
                                                 Pension Benefits                     Benefits
                                                   December 31,                     December 31,
                                          -----------------------------    -----------------------------
                                           1998       1997       1996       1998       1997       1996
                                           ----       ----       ----       ----       ----       ----
Components of net periodic cost:
Service cost ..........................   $  36.8    $  32.1    $  31.1    $   1.0    $   1.0    $   1.0
Interest cost .........................      57.8       54.1       50.6        6.5        7.4        8.1
Expected return on plan assets ........     (64.4)     (56.0)     (48.8)        --         --         --
Amortization of prior service cost ....       2.6        1.6        1.7       (3.0)      (3.2)      (3.2)
Amortization of transition obligation .      (2.2)       (.7)       (.5)        --         --         --
Recognized actuarial (gain) loss ......       3.7        3.3        (.2)      (2.9)      (3.1)      (1.3)
Curtailment (gain) ....................     (31.4)        --         --      (77.5)        --         --
                                          -------    -------    -------    -------    -------    -------
Net periodic cost .....................   $   2.9    $  34.4    $  33.9    $ (75.9)   $   2.1    $   4.6
                                          =======    =======    =======    =======    =======    =======

The following assumptions were used in accounting for the pension plans:

                                                  1998        1997        1996
                                                  ----        ----        ----
Discount rate ..............................      6.75%       7.25%       7.75%
Expected return on plan assets .............      9.5%        9.5%        9.5%
Rate of increase in future compensation ....      5.0%        5.0%        5.0%

The following assumptions were used in accounting for postretirement benefits:

                                                   1998       1997       1996
                                                   ----       ----       ----
Projected health care cost trend rate ..........   6.0%       7.0%       9.0%
Ultimate trend rate ............................   5.5%       5.5%       5.5%
Year ultimate trend rate is achieved ...........  1999       1999       1999
Discount rate ..................................  6.75%      7.25%      7.75%

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                 One Percentage   One Percentage
                                                 Point Increase   Point Decrease
                                                 --------------   --------------
Effect on total of service and interest
  cost components.............................       $   .6            $   (.5)
Effect on the postretirement benefit
  obligation..................................       $  4.4            $  (3.8)

As a result of the sale of Non-Consumer Publishing, the Company realized curtailment gains of $31.4 million related to pension benefits and $77.5 million related to postretirement benefits, which have been included in the net gain on disposition in 1998.

The Company contributes to multi-employer plans which provide pension and health and welfare benefits to certain employees under collective bargaining agreements. The contributions to these plans were $35.4 million (1998) and $52.5 million (1997).

In addition, the Company sponsors a health and welfare plan which provides certain postretirement health care and life insurance benefits to retired employees and their covered dependents who are eligible for these benefits if they meet certain age and service requirements. The plan is contributory and contains cost-sharing features such as deductibles and coinsurance which are adjusted annually. The plan is not funded and the Company funds these benefits as claims are paid.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

SFAS 112, "Employers' Accounting For Postemployment Benefits" does not have a significant effect on the Company's consolidated financial position or results of operations.

In addition, the Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $21.1 million, $19.2 million and $24.4 million for the years ended December 31, 1998, 1997 and 1996.

13) COMMITMENTS AND CONTINGENCIES

The Company has long-term noncancelable lease commitments for retail and office space and equipment, transponders, studio facilities and vehicles.

At December 31, 1998, minimum rental payments under noncancelable leases are as follows:

                                                         Leases
                                                ------------------------
                                                Operating        Capital

1999 .......................................    $    553.2      $  120.4
2000 .......................................         516.9         106.8
2001 .......................................         441.6         101.1
2002 .......................................         347.7          90.7
2003 .......................................         314.4          69.4
2004 and thereafter ........................       1,630.3         164.3
                                                ----------      --------
Total minimum lease payments ...............    $  3,804.1         652.7
                                                ==========
Less amounts representing interest .........                      (151.3)
                                                                --------
Present value of net minimum payments ......                    $  501.4
                                                                ========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

The Company has entered into capital leases for satellite transponders with future minimum commitments commencing in future periods. Future minimum capital lease payments have not been reduced by future minimum sublease rentals of $40.0 million. Rent expense amounted to $533.8 million (1998), $523.1 million (1997) and $392.3 million (1996).

The commitments of the Company for program license fees, which are not reflected in the balance sheet as of December 31, 1998 and are estimated to aggregate approximately $1.2 billion, excluding intersegment commitments of approximately $738.9 million, principally reflect Showtime Networks Inc.'s ("SNI's") commitments of approximately $1.1 billion for the acquisition of programming rights and the production of original programming. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments to acquire programming rights are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

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

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

14) OPERATING SEGMENTS

The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on products and services. See Note 1 for descriptive information about the Company's business segments and the summary of significant accounting policies. The Company evaluates performance based on many factors, one of the primary measures is earnings before interest, taxes, depreciation and amortization ("EBITDA").

The following tables set forth the Company's financial results by operating segments. The prior years' results have also been reclassified to conform to the new presentation. Intersegment revenues, recorded at fair market value, of the Entertainment segment for 1998, 1997 and 1996 were $156.7 million, $114.0 million and $45.9 million, respectively. All other intersegment revenues were immaterial for any of the periods presented.

                                                    Year Ended or at December 31,
                                             ----------------------------------------
                                                1998           1997           1996
                                                ----           ----           ----
Revenues:
Networks .................................   $   2,607.9    $   2,262.8    $  1,999.5
Entertainment ............................       4,757.8        4,305.9       3,897.9
Video ....................................       3,893.4        3,313.6       2,942.3
Parks ....................................         421.2          367.3         361.9
Publishing ...............................         564.6          556.6         547.6
Online ...................................          13.7           10.4            --
Intercompany .............................        (162.5)        (131.7)        (65.3)
                                             -----------    -----------    ----------
       Total revenues ....................   $  12,096.1    $  10,684.9    $  9,683.9
                                             ===========    ===========    ==========

EBITDA:
Networks .................................   $     851.3    $     729.4    $    619.3
Entertainment ............................         640.5          514.5         593.7
Video ....................................          39.9          221.6         635.7
Parks ....................................         101.1           88.9          87.9
Publishing ...............................          71.2           77.9          77.8
Online ...................................          (3.5)           2.3            --
                                             -----------    -----------    ----------
       Segment total .....................       1,700.5        1,634.6       2,014.4
Reconciliation to operating income:
Corporate expenses .......................        (171.6)        (176.6)       (162.9)
Depreciation and amortization ............        (777.3)        (772.6)       (654.3)
                                             -----------    -----------    ----------
       Total operating income ............   $     751.6    $     685.4    $  1,197.2
                                             ===========    ===========    ==========

Depreciation and amortization:
Networks .................................   $     107.0    $      93.8    $     86.8
Entertainment ............................         192.5          171.5         165.4
Video ....................................         382.1          418.4         326.3
Parks ....................................          51.2           46.5          44.2
Publishing ...............................          18.0           17.5          17.7
Online ...................................           4.0             --            --
                                             -----------    -----------    ----------
    Segment total ........................         754.8          747.7         640.4
Corporate ................................          22.5           24.9          13.9
                                             -----------    -----------    ----------
    Total depreciation and amortization ..   $     777.3    $     772.6    $    654.3
                                             ===========    ===========    ==========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

                                                Year Ended or at December 31,
                                              ---------------------------------
                                                 1998        1997        1996
                                                 ----        ----        ----

Total assets:
Networks ..................................   $ 2,770.2   $ 2,692.8   $ 2,925.3
Entertainment .............................     9,361.6     9,342.9     9,224.4
Video .....................................     8,142.6     8,965.4     9,273.7
Parks .....................................       914.8       897.2       883.1
Publishing ................................       962.4     5,439.4     5,405.1
Online ....................................         5.8         1.4          --
                                              ---------   ---------   ---------
    Segment total .........................    22,157.4    27,339.1    27,711.6
Corporate .................................     1,455.7       949.6       833.0
Net assets of discontinued operations .....          --          --       289.4
                                              ---------   ---------   ---------
    Total assets ..........................   $23,613.1   $28,288.7   $28,834.0
                                              =========   =========   =========

Capital expenditures:
Networks ..................................   $    89.8   $    67.9   $    86.4
Entertainment .............................       174.3        66.7        67.6
Video .....................................       196.0       294.2       304.3
Parks .....................................        61.0        35.0        54.2
Publishing ................................        37.5        36.1        37.3
Online ....................................          --          --          --
                                              ---------   ---------   ---------
    Segment total .........................       558.6       499.9       549.8
Corporate .................................        44.9        30.4        48.8
                                              ---------   ---------   ---------
    Total capital expenditures ............   $   603.5   $   530.3   $   598.6
                                              =========   =========   =========

Information regarding the Company's operations by geographic area is as follows:

                                                 Year Ended or at December 31,
                                               ---------------------------------
                                                 1998        1997        1996
                                                 ----        ----        ----
Revenues(a):
     United States .........................   $ 9,268.3   $ 8,227.9   $ 7,428.2
     International .........................     2,827.8     2,457.0     2,255.7
                                               ---------   ---------   ---------
              Total revenues ...............   $12,096.1   $10,684.9   $ 9,683.9
                                               =========   =========   =========

Long-lived assets(b):
     United States .........................   $16,857.0   $20,914.3   $21,570.7
     International .........................     1,326.9     1,421.6     1,223.9
                                               ---------   ---------   ---------
              Total long-lived assets ......   $18,183.9   $22,335.9   $22,794.6
                                               =========   =========   =========

Intercompany transfers between geographic areas are not significant.

(a) Revenue classification is based on location of customer.
(b) Includes all non-current assets.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

15) QUARTERLY FINANCIAL DATA (unaudited):

                                                      First         Second        Third        Fourth
1998(1)                                              Quarter       Quarter       Quarter       Quarter    Total Year
-------                                              -------       -------       -------       -------    ----------
Revenues .......................................   $  2,685.6    $  2,779.3    $  3,288.8    $  3,342.4   $ 12,096.1
Operating income (loss)(2) .....................   $    273.4    $   (225.4)   $    407.3    $    296.3   $    751.6
Earnings (loss) from continuing operations .....   $     47.6    $   (267.3)   $     86.4    $     89.8   $    (43.5)
Net earnings (loss)(3)(4)(5) ...................   $      1.4    $   (280.7)   $    138.4    $     18.5   $   (122.4)
Net earnings (loss) attributable to common stock   $    (13.6)   $   (295.7)   $    123.4    $     36.3   $   (149.6)
Basic earnings (loss) per common share(6):
   Earnings (loss) from continuing operations ..   $      .05    $     (.40)   $      .10    $      .15   $     (.10)
   Net earnings (loss) .........................   $     (.02)   $     (.41)   $      .17    $      .05   $     (.21)
Diluted earnings (loss) per common share(6):
   Earnings (loss) from continuing operations ..   $      .05    $     (.40)   $      .10    $      .15   $     (.10)
   Net earnings (loss) .........................   $     (.02)   $     (.41)   $      .17    $      .05   $     (.21)
Weighted average number of common shares(6):
   Basic .......................................        710.5         713.2         714.7         696.7        708.7
   Diluted .....................................        718.0         713.2         725.5         706.4        708.7

1997(1)
-------
Revenues .......................................   $  2,495.7    $  2,476.1    $  2,806.4    $  2,906.7   $ 10,684.9
Operating income (loss)(7) .....................   $    246.6    $    (65.9)   $    287.3    $    217.4   $    685.4
Earnings (loss) from continuing operations(8) ..   $     11.2    $   (166.6)   $    (46.0)   $    574.9   $    373.5
Net earnings (loss)(9) .........................   $    (18.7)   $   (195.0)   $    434.3    $    573.0   $    793.6
Net earnings (loss) attributable to common stock   $    (33.7)   $   (210.0)   $    419.3    $    558.0   $    733.6
Basic earnings (loss) per common share(6):
   Earnings (loss) from continuing operations ..   $     (.01)   $     (.26)   $     (.09)   $      .79   $      .44
   Net earnings (loss) .........................   $     (.05)   $     (.30)   $      .59    $      .79   $     1.04
Diluted earnings (loss) per common share(6):
   Earnings (loss) from continuing operations(10)  $     (.01)   $     (.26)   $     (.09)   $      .77   $      .44
   Net earnings (loss)(10) .....................   $     (.05)   $     (.30)   $      .59    $      .77   $     1.04
Weighted average number of common shares(6):
   Basic .......................................        705.0         705.3         705.9         706.8        705.8
   Diluted(10) .................................        705.0         705.3         705.9         744.5        708.5

The timing of the Company's results of operations is affected by the typical timing of major motion picture releases, the summer operation of the theme parks, the positive effect of the holiday season on advertising and video store revenues, and the impact of the broadcasting television season on television production.

(1) The first three quarters of 1998 and all four quarters of 1997 results have been restated for the effect of discontinued operations (See Note 3).

(2) The second quarter of 1998 included a $436.7 million charge for Blockbuster representing the adjustment to the carrying value of the library tapes due to a change in Blockbuster's business model and a revaluation of retail inventory (See Note 4).

(3) The third quarter of 1998 included a loss of $138.5 million, net of tax, resulting from the sale of the Company's music retail stores, partially offset by a tax benefit of $134.0 million related to the sale of Virgin.

(4) The fourth quarter of 1998 included a gain of $65.5 million, net of tax, resulting from the sale of Non-Consumer Publishing.

(5) The fourth quarter of 1998 included an extraordinary loss of $74.7 million, net of tax, for the early extinguishment of debt (See Note 17).

(6) All prior quarters' earnings per common share and weighted average number of common shares have been adjusted to reflect the effect of the 2-for-1 stock split.

(7) The second quarter of 1997 included a $220.8 million charge for Blockbuster representing the reduction in carrying value of excess retail inventory and costs associated with closing underperforming stores principally located in international markets (See Note 4).

(8) The fourth quarter of 1997 included a gain of $640.5 million, net of tax, resulting from the sale of USA Networks.

(9) The third quarter of 1997 included a gain of $416.4 million, net of tax, resulting from the sale of Viacom Radio Stations.

(10) For the fourth quarter of 1997, the assumed conversion of preferred stock had a dilutive effect on earnings per share, therefore, the sum of the quarterly earnings per share will not equal full year earnings per share.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

16) OTHER ITEMS, NET

The Company continued the strategy of focusing on its core businesses and in December 1998, announced plans to close the Viacom Entertainment Store in Chicago and to phase out its Nickelodeon stores in January 1999. As a result, the Company recorded a loss of approximately $91 million, which is reflected in "other items, net", for the year ended December 31, 1998. The loss principally reflects $8.5 million for estimated severance benefits payable to approximately 530 employees and $32.7 million for lease exit obligations. The loss also reflects the write-off of property and equipment, inventory and prepaid assets of $21.1 million, $10.3 million and $3.1 million, respectively, as well as future vendor commitments of $3.3 million. Additionally, "other items, net" for 1998 principally reflects foreign exchange losses and the write-off of certain investments, partially offset by a gain of approximately $118.9 million from the sale of a cost investment.

On October 21, 1997, the Company completed the sale of its half-interest in USA Networks, including Sci-Fi Channel, to Universal Studios, Inc. for a total of $1.7 billion in cash. The Company realized a pre-tax gain of approximately $1.1 billion in the fourth quarter of 1997. The net proceeds from this transaction were used to repay debt.

In addition, during 1997, the Company recorded pre-tax gains on the swap of certain television stations of approximately $190.9 million partially offset by write-offs of certain cost investments.

17) EXTRAORDINARY LOSS

For the year ended December 31, 1998, the Company recognized an extraordinary loss of $74.7 million, net of tax of $51.9 million, or a loss of $.10 per basic and diluted common share for the early extinguishment of the 10.25% Senior Subordinated Notes, 7.0% Senior Subordinated Debentures and the 8.0% Merger Debentures (See Note 8).

18) SUPPLEMENTAL CASH FLOW INFORMATION

                                                                             Year Ended December 31,
                                                                           ---------------------------
                                                                             1998      1997      1996
                                                                             ----      ----      ----
Cash payments for interest net of amounts
   capitalized ......................................................      $ 668.2   $ 792.1   $ 808.0
Cash payments for income taxes ......................................        656.6     110.9     193.0

Supplemental schedule of non-cash financing and investing activities:
   Equipment acquired under capitalized leases ......................        116.8      54.0     211.1
   Common Stock retired with Cable Split-off ........................           --        --     625.8

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

19) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Viacom International is a wholly owned subsidiary of the Company. The Company has fully and unconditionally guaranteed Viacom International debt securities (See Note 8). The Company has determined that separate financial statements and other disclosures concerning Viacom International are not material to investors. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of the Company, Viacom International (in each case carrying investments in Non-Guarantor Affiliates under the equity method), the direct and indirect Non-Guarantor Affiliates of the Company, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

                                                                                     1998
                                                    --------------------------------------------------------------------------
                                                                                    Non-
                                                                    Viacom        Guarantor                        Viacom Inc.
                                                    Viacom Inc.  International    Affiliates     Eliminations     Consolidated
                                                    -----------  -------------    ----------     ------------     ------------
Revenues......................................      $     39.4    $   1,775.3     $ 10,301.9      $    (20.5)       $12,096.1

Expenses:
    Operating.................................            33.3          563.7        7,929.8           (20.5)         8,506.3
    Selling, general and administrative.......             2.6          650.6        1,407.7              --          2,060.9
    Depreciation and amortization.............             2.1           87.0          688.2              --            777.3
                                                    ----------    -----------     ----------      ----------        ---------
         Total expenses.......................            38.0        1,301.3       10,025.7           (20.5)        11,344.5
                                                    ----------    -----------     ----------      ----------        ---------
Operating income..............................             1.4          474.0          276.2              --            751.6

Other income (expense):
    Interest expense, net.....................          (516.0)         (34.0)         (49.0)             --           (599.0)
    Other items, net..........................           (21.2)          89.0          (83.1)             --            (15.3)
                                                    ----------    -----------     ----------      ----------        ---------
Earnings (loss) from continuing operations
    before income taxes.......................          (535.8)         529.0          144.1              --            137.3
Benefit (provision) for income taxes..........           219.7         (216.9)        (141.5)             --           (138.7)
Equity in earnings (loss) of affiliated
    companies, net of tax.....................           236.9         (236.3)         (54.0)           12.0            (41.4)
Minority interest.............................              --            1.3           (2.0)             --             (0.7)
                                                    ----------    -----------     ----------      ----------        ---------
Earnings (loss) from continuing operations....           (79.2)          77.1          (53.4)           12.0            (43.5)
Discontinued operations:
    Loss, net of tax..........................              --             --          (54.1)             --            (54.1)
    Net gain (loss) on dispositions...........              --          191.2         (141.3)             --             49.9
                                                    ----------    -----------     ----------      ----------        ---------
Net earnings (loss) before extraordinary loss.          (79.2)          268.3         (248.8)           12.0            (47.7)
Extraordinary loss, net of tax ...............          (43.2)          (31.5)            --              --            (74.7)
                                                    ----------    -----------     ----------      ----------        ---------
Net earnings (loss)...........................         (122.4)          236.8         (248.8)           12.0           (122.4)
Cumulative convertible preferred stock
    dividend requirement......................          (57.2)            --              --              --            (57.2)
Discount on repurchase of preferred stock.....           30.0             --              --              --             30.0
                                                    ----------    -----------     ----------      ----------        ---------
Net earnings (loss) attributable to common
    stock.....................................     $   (149.6)    $     236.8     $   (248.8)     $      12.0       $  (149.6)
                                                   ==========     ===========     ==========      ===========       =========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

                                                                                      1997
                                                  --------------------------------------------------------------------------
                                                                                     Non-
                                                                   Viacom         Guarantor                      Viacom Inc.
                                                  Viacom Inc.   International     Affiliates     Eliminations   Consolidated
                                                  -----------   -------------     ----------     ------------   ------------
Revenues ......................................   $    26.7       $ 1,458.3       $ 9,225.8       $   (25.9)      $10,684.9

Expenses:
    Operating .................................        25.6           471.3         7,005.3           (25.9)        7,476.3
    Selling, general and administrative .......         1.8           520.3         1,228.5              --         1,750.6
    Depreciation and amortization .............         1.9            67.4           703.3              --           772.6
                                                  ---------       ---------       ---------       ---------       ---------
         Total expenses .......................        29.3         1,059.0         8,937.1           (25.9)        9,999.5
                                                  ---------       ---------       ---------       ---------       ---------
Operating income (loss) .......................        (2.6)          399.3           288.7              --           685.4

Other income (expense):
    Interest expense, net .....................      (631.1)          (56.2)          (63.6)             --          (750.9)
    Other items, net ..........................          --           (38.7)        1,282.7              --         1,244.0
                                                  ---------       ---------       ---------       ---------       ---------
Earnings (loss)  from continuing operations
    before income taxes .......................      (633.7)          304.4         1,507.8              --         1,178.5
Benefit (provision) for income taxes ..........       266.1          (127.8)         (784.7)             --          (646.4)
Equity in earnings (loss) of affiliated
    companies, net of tax .....................     1,160.9           545.3           (53.8)       (1,815.7)         (163.3)
Minority interest .............................          --            (0.9)            5.6              --             4.7
                                                  ---------       ---------       ---------       ---------       ---------
Earnings from continuing operations ...........       793.3           721.0           674.9        (1,815.7)          373.5
Discontinued operations:
    Earnings, net of tax ......................         0.3             2.7            11.9              --            14.9
    Net gain (loss) on dispositions, net of tax          --           437.2           (32.0)             --           405.2
                                                  ---------       ---------       ---------       ---------       ---------
Net earnings ..................................       793.6         1,160.9           654.8        (1,815.7)          793.6
Cumulative convertible preferred stock
    dividend requirement ......................       (60.0)             --              --              --           (60.0)
                                                  ---------       ---------       ---------       ---------       ---------
Net earnings attributable to common stock .....   $   733.6       $ 1,160.9       $   654.8       $(1,815.7)      $   733.6
                                                  =========       =========       =========       =========       =========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

                                                                                      1996
                                                    ----------------------------------------------------------------------------
                                                                                         Non-
                                                                       Viacom         Guarantor                      Viacom Inc.
                                                     Viacom Inc.    International     Affiliates    Eliminations    Consolidated
                                                     -----------    -------------     ----------    ------------    ------------
Revenues.........................................   $       --        $1,193.7        $8,517.5       $    (27.3)        $9,683.9

Expenses:
    Operating....................................           --           373.5         5,994.0            (27.3)         6,340.2
    Selling, general and administrative..........         (0.3)          470.1           972.2               --          1,442.0
    Restructuring charge.........................           --              --            50.2               --             50.2
    Depreciation and amortization................           --            60.9           593.4               --            654.3
                                                     ---------       ---------       ---------       ----------       ----------
         Total expenses..........................         (0.3)          904.5         7,609.8            (27.3)         8,486.7
                                                     ---------       ---------       ---------       ----------       ----------
Operating income.................................          0.3           289.2           907.7               --          1,197.2

Other income (expense):
    Interest expense, net........................       (627.7)         (102.5)          (55.3)              --           (785.5)
    Other items, net.............................           --            (0.1)           (1.5)              --             (1.6)
                                                     ---------       ---------       ---------       ----------       ----------
Earnings (loss) from continuing operations
    before income taxes..........................       (627.4)          186.6           850.9               --            410.1
Benefit (provision) for income taxes.............        259.3           (84.0)         (418.6)              --           (243.3)
Equity in earnings (loss) of affiliated
    companies, net of tax........................      1,613.0            77.2            42.3         (1,745.8)           (13.3)
Minority interest................................           --            (1.2)           (0.1)              --             (1.3)
                                                     ---------       ---------       ---------       ----------       ----------
Earnings from continuing operations..............      1,244.9           178.6           474.5         (1,745.8)           152.2
Discontinued operations:
    Earnings (loss) net of tax ..................          3.0             2.5           (67.5)              --            (62.0)
    Net gain (loss) on dispositions, net of tax..           --         1,292.0          (134.3)              --          1,157.7
                                                     ---------       ---------       ---------       ----------       ----------
Net earnings.....................................      1,247.9         1,473.1           272.7         (1,745.8)         1,247.9
Cumulative convertible preferred stock
    dividend requirement.........................        (60.0)             --              --               --            (60.0)
                                                     ---------       ---------       ---------       ----------       ----------
Net earnings attributable to common stock........    $ 1,187.9       $ 1,473.1       $   272.7       $ (1,745.8)      $  1,187.9
                                                     =========       =========       =========       ==========       ==========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

                                                                              1998
                                             ---------------------------------------------------------------------------
                                                                               Non-
                                                               Viacom        Guarantor                       Viacom Inc.
                                             Viacom Inc.    International   Affiliates     Eliminations     Consolidated
                                             -----------    -------------   ----------     ------------     ------------
Assets
Current Assets:
      Cash and cash equivalents .........    $    406.4       $   189.5      $   171.4      $       --       $   767.3
      Receivables, net ..................           9.5           319.5        1,458.0           (27.9)        1,759.1
      Inventory .........................          11.5           131.9        1,662.1              --         1,805.5
      Other current assets ..............            .9           160.9          570.8              --           732.6
                                             ----------       ---------      ---------      ----------       ---------
         Total current assets ...........         428.3           801.8        3,862.3           (27.9)        5,064.5
                                             ----------       ---------      ---------      ----------       ---------
Property and equipment ..................          13.6           602.3        3,921.1              --         4,537.0
      Less accumulated depreciation
         and amortization ...............           3.0           188.6        1,265.9              --         1,457.5
                                             ----------       ---------      ---------      ----------       ---------
        Net property and equipment ......          10.6           413.7        2,655.2              --         3,079.5
                                             ----------       ---------      ---------      ----------       ---------
Inventory ...............................            --           400.1        2,070.7              --         2,470.8
Intangibles, at amortized cost ..........         109.4           530.9       10,917.0              --        11,557.3
Investments in consolidated subs ........       5,951.7        15,701.9             --       (21,653.6)             --
Other assets ............................          83.4         1,541.4        1,795.3        (1,979.1)        1,441.0
                                             ----------       ---------      ---------      ----------       ---------
                                             $  6,583.4       $19,389.8      $21,300.5      $(23,660.6)      $23,613.1
                                             ==========       =========      =========      ==========       =========

Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable ...................    $       --       $    68.0      $   474.4      $    (43.2)      $   499.2
     Accrued expenses ...................         612.7           590.0          923.4             (.3)        2,125.8
     Deferred income ....................            --            16.5          270.0              --           286.5
     Accrued compensation ...............            --           144.4          265.9              --           410.3
     Participants' share, residuals
       and royalties payable ............            --              --        1,227.5              --         1,227.5
     Program rights .....................            --            57.1          158.1           (35.6)          179.6
     Income tax payable .................            --         1,257.5         (139.7)         (591.3)          526.5
     Current portion of long-term debt...         282.4            13.5           81.3              --           377.2
                                             ----------       ---------      ---------      ----------       ---------

       Total current liabilities ........         895.1         2,147.0        3,260.9          (670.4)        5,632.6
                                             ----------       ---------      ---------      ----------       ---------

Long-term debt ..........................       2,214.6         1,050.4          548.4              --         3,813.4
Other liabilities .......................     (17,419.8)        3,302.4        9,008.6         7,226.3         2,117.5

Shareholders' equity
     Convertible Preferred Stock ........         600.0           104.1           20.4          (124.5)          600.0
     Common Stock .......................           7.3           228.7        1,985.3        (2,214.0)            7.3
     Additional paid-in capital .........      10,519.6         7,545.4        6,676.9       (14,167.2)       10,574.7
     Retained earnings ..................      10,764.8         4,977.7          (98.8)      (13,710.8)        1,932.9
     Accumulated other comprehensive
       income (loss) ....................            --            34.1         (101.2)             --           (67.1)
                                             ----------       ---------      ---------      ----------       ---------
                                               21,891.7        12,890.0        8,482.6       (30,216.5)       13,047.8
     Less treasury stock, at cost .......         998.2              --             --              --           998.2
                                             ----------       ---------      ---------      ----------       ---------
       Total shareholders' equity .......      20,893.5        12,890.0        8,482.6       (30,216.5)       12,049.6
                                             ----------       ---------      ---------      ----------       ---------
                                             $  6,583.4       $19,389.8      $21,300.5      $(23,660.6)      $23.613.1
                                             ==========       =========      =========      ==========       =========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

                                                                           1997
                                          ------------------------------------------------------------------------
                                                                          Non-
                                                           Viacom       Guarantor                      Viacom Inc.
                                          Viacom Inc.   International   Affiliates     Eliminations   Consolidated
                                          -----------   -------------   ----------     ------------   ------------
Assets
Current Assets:
      Cash and cash equivalents .......   $        .1    $      91.5    $     200.7    $        --    $     292.3
      Receivables, net ................          10.2          384.0        2,047.0          (43.5)       2,397.7
      Inventory .......................          13.3          100.5        2,138.9             --        2,252.7
      Other current assets ............          (6.1)          55.6          719.4            1.9          770.8
                                          -----------    -----------    -----------    -----------    -----------
         Total current assets .........          17.5          631.6        5,106.0          (41.6)       5,713.5
                                          -----------    -----------    -----------    -----------    -----------
Property and equipment ................          12.4          478.9        3,828.9             --        4,320.2
      Less accumulated depreciation
         and amortization .............           2.2          131.9          988.4             --        1,122.5
                                          -----------    -----------    -----------    -----------    -----------
        Net property and equipment ....          10.2          347.0        2,840.5             --        3,197.7
                                          -----------    -----------    -----------    -----------    -----------
Inventory .............................            --          318.2        2,332.4             --        2,650.6
Intangibles, at amortized cost ........         112.4          534.4       14,052.8             --       14,699.6
Investments in consolidated subs ......       8,256.9        9,303.0             --      (17,559.9)            --
Other assets ..........................         (11.3)         238.0        1,719.7           80.9        2,027.3
                                          -----------    -----------    -----------    -----------    -----------
                                          $   8,385.7    $  11,372.2    $  26,051.4    $ (17,520.6)   $  28,288.7
                                          ===========    ===========    ===========    ===========    ===========

Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable .................   $      --      $      36.0    $     803.3    $    (139.6)   $     699.7
     Accrued expenses .................         113.3          486.9          861.5          113.0        1,574.7
     Deferred income ..................          --             17.0          237.6             --          254.6
     Accrued compensation .............          --            122.4          319.3             --          441.7
     Participants' share, residuals
       and royalties payable ..........          --               --          951.3             --          951.3
     Program rights ...................          --             38.2          175.0          (15.5)         197.7
     Income tax payable ...............          (6.2)       1,405.9         (307.2)        (536.2)         556.3
     Current portion of long-term debt          150.0          156.5           70.0             --          376.5
                                          -----------    -----------    -----------    -----------    -----------

       Total current liabilities ......         257.1        2,262.9        3,110.8         (578.3)       5,052.5
                                          -----------    -----------    -----------    -----------    -----------

Long-term debt ........................       4,760.5        1,953.9          708.6             --        7,423.0
Other liabilities .....................     (14,112.9)      (4,498.2)      20,248.7          792.0        2,429.6

Shareholders' equity:
     Convertible Preferred Stock ......       1,200.0             --             --             --        1,200.0
     Common Stock .....................           7.2          256.6          835.3       (1,091.9)           7.2
     Additional paid-in capital .......      10,329.6        6,745.9        1,071.0       (7,817.0)      10,329.5
     Retained earnings ................       6,173.7        4,585.0          155.7       (8,825.4)       2,089.0
     Accumulated other comprehensive
       income (loss) ..................            --           66.1          (78.7)          --            (12.6)
                                          -----------    -----------    -----------    -----------    -----------
                                             17,710.5       11,653.6        1,983.3      (17,734.3)      13,613.1
     Less treasury stock, at cost .....         229.5             --             --             --          229.5
                                          -----------    -----------    -----------    -----------    -----------
             Total shareholders' equity      17,481.0       11,653.6        1,983.3      (17,734.3)      13,383.6
                                          -----------    -----------    -----------    -----------    -----------
                                          $   8,385.7    $  11,372.2    $  26,051.4    $ (17,520.6)   $  28,288.7
                                          ===========    ===========    ===========    ===========    ===========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

                                                                               1998
                                             ------------------------------------------------------------------------
                                                                              Non-
                                                               Viacom       Guarantor                     Viacom Inc.
                                             Viacom Inc.   International    Affiliates    Eliminations   Consolidated
                                             -----------   -------------    ----------    ------------   ------------
Net cash flow provided by (used in)
    operating activities ...............      $  527.3       $ (303.7)       $  640.5       $     --       $  864.1
                                              --------       --------        --------       --------       --------

Investing Activities:
Proceeds from dispositions .............            --        4,677.3           272.8             --        4,950.1
Acquisitions, net of cash acquired .....         (14.9)            --          (111.5)            --         (126.4)
Capital expenditures ...................            --          (88.6)         (514.9)            --         (603.5)
Investments in and advances to
    affiliated companies ...............            --           (3.6)          (96.7)            --         (100.3)
Proceeds from sale of cost investment ..            --          131.7            35.6             --          167.3
Proceeds from sale of short-term
    investments ........................            --          101.4              --             --          101.4
Purchases of short-term
    investments ........................            --         (151.6)             --             --         (151.6)
Other, net .............................            --           (6.9)          (11.7)            --          (18.6)
                                              --------       --------        --------       --------       --------
Net cash flow provided by (used in)
    investing activities ...............         (14.9)       4,659.7          (426.4)            --        4,218.4
                                              --------       --------        --------       --------       --------

Financing Activities:
Repayments of credit agreements, net ...      (1,788.6)        (470.0)         (124.4)            --       (2,383.0)
Increase (decrease) in intercompany
    payables ...........................       3,140.7       (3,100.7)          (40.0)            --             --
Repayment of notes and debentures ......        (202.6)        (666.7)             --             --         (869.3)
Purchase of treasury stock and warrants.        (809.6)            --              --             --         (809.6)
Repurchase of Preferred Stock ..........        (564.0)            --              --             --         (564.0)
Payment on capital lease obligations ...            --          (20.6)          (90.1)            --         (110.7)
Payment of Preferred Stock dividends ...         (64.8)            --              --             --          (64.8)
Proceeds from exercise of stock options
    and warrants .......................         182.8             --              --             --          182.8
Other, net .............................            --             --            11.1             --           11.1
                                              --------       --------        --------       --------       --------
Net cash flow used in
    financing activities ...............        (106.1)      (4,258.0)         (243.4)            --       (4,607.5)
                                              --------       --------        --------       --------       --------

Net increase (decrease) in cash and
    cash equivalents ...................         406.3           98.0           (29.3)            --          475.0
Cash and cash equivalents at beginning
    of year ............................            .1           91.5           200.7             --          292.3
                                              --------       --------        --------       --------       --------
Cash and cash equivalents at end
    of year ............................      $  406.4       $  189.5        $  171.4       $     --       $  767.3
                                              ========       ========        ========       ========       ========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

                                                                                 1997
                                                ----------------------------------------------------------------------
                                                                               Non-
                                                                Viacom       Guarantor                    Viacom Inc.
                                                Viacom Inc.  International   Affiliates    Eliminations   Consolidated
                                                -----------  -------------   ----------    ------------   ------------
Net cash flow provided by (used in)
    operating activities ..................     $ 1,275.7      $   109.6     $(1,045.3)     $     --       $   340.0
                                                ---------      ---------     ---------      --------       ---------

Investing Activities:
Proceeds from dispositions ................            --        1,096.5       1,918.4            --         3,014.9
Acquisitions, net of cash acquired ........         (46.9)            --        (308.2)           --          (355.1)
Capital expenditures ......................            --          (77.9)       (452.4)           --          (530.3)
Investments in and advances to
    affiliated companies ..................            --          (47.5)       (252.9)           --          (300.4)
Proceeds from sale of short-term
    investments ...........................            --          139.8            --            --           139.8
Purchases of short-term investments .......            --          (81.3)           --            --           (81.3)
Other, net ................................            --             .1          18.1            --            18.2
                                                ---------      ---------     ---------      --------       ---------
Net cash flow provided by (used in)
    investing activities ..................         (46.9)       1,029.7         923.0            --         1,905.8
                                                ---------      ---------     ---------      --------       ---------

Financing Activities:
Repayments of credit agreements, net ......      (1,972.0)        (148.0)         27.7            --        (2,092.3)
Increase (decrease) in intercompany
    payables ..............................         734.3         (939.2)        204.9            --              --
Purchase of treasury stock and warrants ...          (9.8)            --            --            --            (9.8)
Payment on capital lease obligations ......            --          (21.8)        (44.4)           --           (66.2)
Payment of Preferred Stock dividends ......         (60.0)            --            --            --           (60.0)
Proceeds from exercise of stock options and
    warrants ..............................          69.6             --            --            --            69.6
Other, net ................................          (9.8)            --           6.0            --            (3.8)
                                                ---------      ---------     ---------      --------       ---------
Net cash flow provided by (used in)
    financing activities ..................      (1,247.7)      (1,109.0)        194.2            --        (2,162.5)
                                                ---------      ---------     ---------      --------       ---------
Net increase (decrease) in cash and cash
    equivalents ...........................         (18.9)          30.3          71.9            --            83.3
Cash and cash equivalents at beginning
    of year ...............................          19.0           61.2         128.8            --           209.0
                                                ---------      ---------     ---------      --------       ---------
Cash and cash equivalents at end
    of year ...............................     $      .1      $    91.5     $   200.7      $     --       $   292.3
                                                =========      =========     =========      ========       =========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

                                                                                1996
                                              -------------------------------------------------------------------------
                                                                                 Non-
                                                               Viacom          Guarantor                    Viacom Inc.
                                              Viacom Inc.   International     Affiliates    Eliminations   Consolidated
                                              -----------   -------------     ----------    ------------   ------------
Net cash flow provided by (used in)
    operating activities ..................   $  1,150.6      $ (1,583.2)     $    503.1      $     --       $     70.5
                                              ----------      ----------      ----------      --------       ----------

Investing Activities:
Proceeds from dispositions ................           --         1,700.0           138.1            --          1,838.1
Acquisitions, net of cash acquired ........           --              --          (299.8)           --           (299.8)
Capital expenditures ......................           --          (125.5)         (473.1)           --           (598.6)
Investments in and advances to
    affiliated companies ..................           --           (57.3)          (31.5)           --            (88.8)
Proceeds from sale of short-term
    investments ...........................           --           137.9              --            --            137.9
Purchases of short-term investments .......           --          (149.2)             --            --           (149.2)
Other, net ................................           --              --              --            --               --
                                              ----------      ----------      ----------      --------       ----------
Net cash flow provided by (used in)
    investing activities ..................           --         1,505.9          (666.3)           --            839.6
                                              ----------      ----------      ----------      --------       ----------
Financing Activities:
Repayments of credit agreements, net ......     (1,293.8)          407.0            27.3            --           (859.5)
Increase (decrease) in intercompany
    payables ..............................        320.7          (464.3)          143.6            --               --
Repayment of notes and debentures .........           --           (12.0)          (38.9)           --            (50.9)
Purchase of treasury stock and warrants ...       (223.6)             --              --            --           (223.6)
Payment on capital lease obligations ......           --           (15.5)          (33.4)           --            (48.9)
Payment of Preferred Stock
    dividends .............................        (60.0)             --              --            --            (60.0)
Proceeds from exercise of stock options and
    warrants ..............................         95.1              --              --            --             95.1
Other, net ................................        (17.4)             --              --            --            (17.4)
                                              ----------      ----------      ----------      --------       ----------
Net cash flow provided (used by)
    financing activities ..................     (1,179.0)          (84.8)           98.6            --         (1,165.2)
                                              ----------      ----------      ----------      --------       ----------
Net decrease in cash and cash
    equivalents ...........................        (28.4)         (162.1)          (64.6)           --           (255.1)
Cash and cash equivalents at beginning
    of year ...............................         47.4           223.3           193.4            --            464.1
                                              ----------      ----------      ----------      --------       ----------
Cash and cash equivalents at end
    of year ...............................   $     19.0      $     61.2      $    128.8      $     --       $    209.0
                                              ==========      ==========      ==========      ========       ==========

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


                                     III-1

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) and (d) Financial Statements and Schedules (see Index on Page F-1)

      (b) Reports on Form 8-K

      Current Report on Form 8-K of Viacom Inc. with a Report Date of November 27, 1998 relating to the sale of the Company's educational, professional and reference publishing businesses to Pearson plc for approximately $4.6 billion.

      (c) Exhibits (see index on Page E-1)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Viacom Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       VIACOM INC.


                                       By /s/ SUMNER M. REDSTONE
                                          --------------------------------------
                                                   Sumner M. Redstone,
                                           Chairman of the Board of Directors,
                                                  Chief Executive Officer


                                       By /s/ GEORGE S. SMITH, Jr.
                                          --------------------------------------
                                                 George S. Smith, Jr.,
                                                Senior Vice President,
                                               Chief Financial Officer


                                       By /s/ SUSAN C. GORDON
                                          --------------------------------------
                                                   Susan C. Gordon,
                                               Vice President, Controller,
                                                Chief Accounting Officer

Date: March 31, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

            Signature                      Title                 Date
            ---------                      -----                 ----


                  *                    Director             March 31, 1999
-----------------------------------
         George S. Abrams


                  *                    Director             March 31, 1999
-----------------------------------
        Philippe P. Dauman


                  *                    Director             March 31, 1999
-----------------------------------
         Thomas E. Dooley


                  *                    Director             March 31, 1999
-----------------------------------
            Ken Miller


                  *                    Director             March 31, 1999
-----------------------------------
        Brent D. Redstone

            Signature                      Title                 Date
            ---------                      -----                 ----


                  *                    Director             March 31, 1999
-----------------------------------
          Shari Redstone


      /s/ SUMNER M. REDSTONE           Director             March 31, 1999
-----------------------------------
         Sumner M. Redstone


                  *                    Director             March 31, 1999
-----------------------------------
         Frederic V. Salerno


                  *                    Director             March 31, 1999
-----------------------------------
           William Schwartz


                  *                    Director             March 31, 1999
-----------------------------------
           Ivan Seidenberg


*By /s/ MICHAEL D. FRICKLAS                                 March 31, 1999
   --------------------------------
          Michael D. Fricklas
            Attorney-in-Fact
           for the Directors

                          VIACOM INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS
                                   ITEM 14(c)

 Exhibit
    No.                Description of Document                          Page No.
 -------               -----------------------                          --------

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

 Exhibit
    No.                Description of Document                          Page No.
 -------               -----------------------                          --------

            1993, as amended by Form 10-K/A Amendment No. 1 dated
            May 2, 1994) (File No. 1-9553).

      (d) Form of Warrant Agreement between Viacom Inc. and Harris Trust and Savings Bank, as Warrant Agent with respect to the Warrants expiring July 7, 1999 of Viacom Inc. (including the Form of Warrant expiring July 7, 1999) (incorporated by reference to Exhibit
            4.8 to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 33-53977).

      (e) Amended and Restated Credit Agreement dated as of March 26, 1997 among Viacom Inc.; the Bank parties thereto; The Bank of New York ("BNY"), Citibank N.A. ("Citibank"), Morgan Guaranty Trust Company of New York ("Morgan Guaranty"), Bank of America NT&SA ("BofA") and The Chase Manhattan Bank ("Chase"), as Managing Agents; BNY, as Documentation Agent; Citibank, as Administrative Agent; JP Morgan Securities Inc. ("JP Morgan") and BofA, as Syndication Agents; and the Agents and Co-Agents named therein (incorporated by reference to Exhibit 4(f) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1996) and Amended and Restated Credit Agreement dated as of March 26, 1997 among Viacom International Inc.; the Bank parties thereto; BNY, Citibank, Morgan Guaranty, BofA and Chase, as Managing Agents; BNY, as Documentation Agent; Citibank, as Administrative Agent; JP Morgan and BofA, as Syndication Agents; and the Agents and Co-Agents named therein (incorporated by reference to Exhibit 4(f) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1996) (File No. 1-9553) as amended by Amendment No. 1, dated as of June 30, 1997 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 1997) (File No. 1-9553) and as further amended by Amendment No. 2, dated as of December 19, 1997 (incorporated by reference to
            Exhibit 4(e) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31,
            1997) (File No. 1-9553).

      (f) Film Finance Credit Agreement, dated as of May 10, 1996, among Viacom Film Funding Company Inc. as Borrower; Viacom Inc. and Viacom International Inc. as Guarantors; the Bank parties thereto; The Bank of New York ("BNY"), Citibank N.A. ("Citibank"), Morgan Guaranty Trust Company of New York and Bank of America NT&SA, as Managing Agents; BNY, as Documentation Agent; Citibank, as Administrative Agent; JP Morgan Securities Inc., as Syndication Agent; and the Agents and Co-Agents named therein (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 1996) (File No. 1-9553), as amended by Amendment No. 1, dated as of May 9, 1997 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended March 31, 1997) (File No. 1-9553), as further amended by Amendment No. 2, dated as of June 30, 1997 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 1997) (File No. 1-9553), and as further amended by Amendment No. 3, dated as of May 8, 1998 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended March 31, 1998) (File No. 1-9553).

      (g) The instruments defining the rights of holders of the long-term debt securities of Viacom Inc. and its subsidiaries are omitted pursuant to section
            (b)(4)(iii)(A) of Item

 Exhibit
    No.                Description of Document                          Page No.
 -------               -----------------------                          --------

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

--------
* Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c).

 Exhibit
    No.                Description of Document                          Page No.
 -------               -----------------------                          --------

      (k) Excess Pension Plan for Certain Key Employees of Viacom International Inc. (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31,
            1990) (File No. 1-9553).*

      (l) Agreement, dated as of January 1, 1996, between Viacom Inc. and Philippe P. Dauman (incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1995) (File No. 1-9553), as amended by an Agreement dated August 20, 1998 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended September 30, 1998) (File No. 1-9553).*

      (m) Agreement, dated as of January 1, 1996, between Viacom Inc. and Thomas E. Dooley (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1995) (File No. 1-9553), as amended by an Agreement dated August 20, 1998 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended September 30, 1998) (File No. 1-9553).*

      (n)   Agreement, dated as of January 1, 1996, between
            Viacom Inc. and Michael D. Fricklas, as amended by an Agreement dated March 31, 1998, and as further amended by an Agreement dated October 12, 1998
            (filed herewith).*

      (o) Agreement, dated as of April 1, 1995, between Viacom Inc. and George S. Smith, Jr., as amended by an Agreement dated as of March 30, 1998 (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1997) (File No. 1-9553).*

      (p) Service Agreement, dated as of March 1, 1994, between George S. Abrams and Viacom Inc. (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1994) (File No. 1-9553).*

      (q) Blockbuster Entertainment Corporation ("BEC") stock option plans* assumed by Viacom Inc. after the Blockbuster Merger consisting of the following:

            (i) BEC's 1989 Stock Option Plan (incorporated by reference to BEC's Proxy Statement dated March
                  31, 1989).

            (ii)  Amendments to BEC's 1989 Stock Option Plan
                  (incorporated by reference to BEC's Proxy
                  Statement dated April 3, 1991).

            (iii) BEC's 1990 Stock Option Plan (incorporated by
                  reference to BEC's Proxy Statement dated March
                  29, 1990).

            (iv)  Amendments to BEC's 1990 Stock Option Plan
                  (incorporated by reference to BEC's Proxy
                  Statement dated April 15, 1991).

            (v)   BEC's 1991 Employee Director Stock Option Plan
                  (incorporated by reference to BEC's Proxy
                  Statement dated April 15, 1991).

            (vi)  BEC's 1991 Non-Employee Director Stock Option
                  Plan (incorporated by reference to BEC's Proxy
                  Statement dated April 15, 1991).

--------
* Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c).

 Exhibit
    No.                Description of Document                          Page No.
 -------               -----------------------                          --------

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

      (v) Stock Purchase Agreement, dated as of May 17, 1998, among Viacom International Inc., Pearson Inc., and Pearson plc (incorporated by reference to Exhibit
            10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 1998) (File No. 1-9553), as amended by Amendment No. 1 dated as of November 25, 1998 (filed herewith).

(11)        Statements re Computation of Net Earnings Per Share

(21)        Subsidiaries of Viacom Inc.

(23)        Consents of Experts and Counsel

      (a)   Consent of PricewaterhouseCoopers LLP

(24)        Powers of Attorney

(27)        Financial Data Schedule

VIACOM INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Item 14a


The following consolidated financial statements and schedule of the registrant and its subsidiaries are submitted herewith as part of this report:

                                                                       Reference
                                                                        (Page/s)
                                                                        --------

1. Report of Independent Accountants                                       II-25

2. Management's Statement of Responsibility for Financial
    Reporting ....................................................         II-26

3. Consolidated Statements of Operations for the years ended
    December 31, 1998, 1997 and 1996 .............................         II-27

4. Consolidated Balance Sheets as of December 31,
    1998 and 1997 ................................................ II-28 - II-29

5. Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996 ............................         II-30

6. Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1998, 1997 and 1996 ................         II-31

7. Notes to Consolidated Financial Statements .................... II-32 - II-73

Financial Statement Schedule:

       II. Valuation and Qualifying Accounts .....................           F-2


All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

VIACOM INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


(Millions of Dollars)

          Col. A                                   Col. B                    Col. C                    Col. D           Col. E
-------------------------------------------     ------------      ----------------------------      -----------       ----------
                                                 Balance at       Charged to        Charged to                        Balance at
                                                Beginning of      Costs and           Other                             End of
Description                                        Period          Expenses          Accounts        Deductions         Period
-----------                                        ------          --------          --------        ----------         ------
Allowance for doubtful accounts:

Year ended December 31, 1998 ..............        $ 99.8          $ 29.5(D)         $ 18.3          $ 48.9(A)          $ 98.7

Year ended December 31, 1997 ..............        $101.3          $ 83.1(D)         $ (6.2)         $ 78.4(B)          $ 99.8

Year ended December 31, 1996 ..............        $126.0          $ 55.1            $  3.1          $ 82.9(B)          $101.3


Valuation allowance on deferred tax assets:

Year ended December 31, 1998 ..............        $106.8          $   --            $   --          $ 18.5             $ 88.3

Year ended December 31, 1997 ..............        $ 81.8          $ 25.0            $   --          $   --             $106.8

Year ended December 31, 1996 ..............        $ 81.8          $   --            $   --          $   --             $ 81.8


Reserves for inventory obsolescence:

Year ended December 31, 1998 ..............        $150.6          $ 25.7(D)         $ (8.1)         $111.5             $ 56.7

Year ended December 31, 1997 ..............        $105.8          $ 98.9(D)         $   --          $ 54.1 (C)         $150.6

Year ended December 31, 1996 ..............        $129.6          $ 11.2(D)         $(24.7)         $ 10.3 (B)         $105.8

Notes:
------
(A) Primarily related to the sale of Non-Consumer Publishing and amounts written off, net of recoveries.
(B) Includes amounts written off, net of recoveries and amounts related to discontinued operations.
(C) Primarily related to the second quarter 1997 Blockbuster charge associated with the reduction in the carrying value of excess inventory.
(D) Prior year amounts charged to the Statement of Operations have been restated to conform with the current discontinued operations presentation.