Form 10-Q
period 1999-03-31
VIACOM INC
filed 1999-05-17
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Number of shares of Common Stock Outstanding at April 30, 1999:

      Class A Common Stock, par value $.01 per share - 140,236,542

      Class B Common Stock, par value $.01 per share - 550,165,838

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

                                                                  Three months ended
                                                                      March 31,
                                                                 -------------------
                                                                   1999       1998
                                                                 --------   --------

Revenues ......................................................  $2,951.1   $2,685.6

Expenses:
  Operating ...................................................   1,952.1    1,804.2
  Selling, general and administrative .........................     524.4      421.2
  Depreciation and amortization ...............................     197.1      186.8
                                                                 --------   --------
      Total expenses ..........................................   2,673.6    2,412.2
                                                                 --------   --------

Operating income ..............................................     277.5      273.4

Other income (expense):
    Interest expense, net .....................................     (94.3)    (154.1)
    Other items, net ..........................................      (1.3)       3.6
                                                                 --------   --------
Earnings from continuing operations before income taxes .......     181.9      122.9

    Provision for income taxes ................................     (97.3)     (67.8)
    Equity in loss of affiliated companies, net of tax ........     (16.1)      (7.7)
    Minority interest .........................................      (0.1)       0.2
                                                                 --------   --------
Earnings from continuing operations ...........................      68.4       47.6
Loss from discontinued operations, net of tax (Note 5) ........        --      (46.2)
                                                                 --------   --------
Net earnings before extraordinary loss ........................      68.4        1.4
    Extraordinary loss, net of tax ............................     (23.5)        --
                                                                 --------   --------
Net earnings ..................................................      44.9        1.4
    Cumulative convertible preferred stock dividend requirement      (0.4)     (15.0)
    Premium on repurchase of preferred stock ..................     (12.0)        --
                                                                 --------   --------
Net earnings (loss) attributable to common stock ..............  $   32.5   $  (13.6)
                                                                 ========   ========
Basic and diluted earnings (loss) per common share:
    Net earnings from continuing operations ...................  $    0.08  $    0.05
    Net earnings (loss) .......................................  $    0.05  $   (0.02)

Weighted average number of common shares:
    Basic .....................................................      696.1      710.5
    Diluted ...................................................      711.1      718.0

                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

                                                                       March 31,  December 31,
                                                                          1999       1998
                                                                       ---------   ---------
                               Assets
Current Assets:
    Cash and cash equivalents .......................................  $   382.7   $   767.3
    Receivables, less allowances of $104.6 (1999) and
      $98.7 (1998) ..................................................    1,444.3     1,759.1
    Inventory (Note 6) ..............................................    1,696.0     1,805.5
    Other current assets ............................................      871.7       732.6
                                                                       ---------   ---------
        Total current assets ........................................    4,394.7     5,064.5
                                                                       ---------   ---------

Property and equipment, at cost .....................................    4,679.1     4,537.0
    Less accumulated depreciation ...................................    1,560.8     1,457.5
                                                                       ---------   ---------
        Net property and equipment ..................................    3,118.3     3,079.5
                                                                       ---------   ---------

Inventory (Note 6) ..................................................    2,595.9     2,470.8
Intangibles, at amortized cost ......................................   11,433.9    11,557.3
Other assets ........................................................    1,510.6     1,441.0
                                                                       ---------   ---------
                                                                       $23,053.4   $23,613.1
                                                                       =========   =========
               Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable ................................................      464.9       499.2
    Accrued compensation ............................................      264.5       410.3
    Participants' share, residuals and royalties payable ............    1,059.4     1,227.5
    Income tax payable ..............................................      155.0       526.5
    Current portion of long-term debt (Note 7) ......................      132.2       377.2
    Accrued expenses and other ......................................    1,790.4     2,591.9
                                                                       ---------   ---------
        Total current liabilities ...................................    3,866.4     5,632.6
                                                                       ---------   ---------

Long-term debt (Note 7) .............................................    5,612.9     3,813.4
Other liabilities ...................................................    2,090.8     2,117.5

Commitments and contingencies (Note 8)

Shareholders' Equity:
  Convertible Preferred Stock, par value $.01 per share; 200.0 shares
    authorized; 12.0 (1998) shares issued and outstanding ...........       --         600.0
  Class A Common Stock, par value $.01 per share; 200.0 shares
    authorized; 141.6 (1999) and 141.6 (1998) shares issued                  1.4         1.4
  Class B Common Stock, par value $.01 per share; 1,000.0 shares
    authorized; 592.9 (1999) and 591.9 (1998) shares issued .........        5.9         5.9
  Additional paid-in capital ........................................   10,594.4    10,574.7
  Retained earnings .................................................    1,958.9     1,932.9
  Accumulated other comprehensive loss ..............................      (45.3)      (67.1)
                                                                       ---------   ---------
                                                                        12,515.3    13,047.8
  Less treasury stock, at cost; 39.1 (1999) and 38.5 shares (1998) ..    1,032.0       998.2
                                                                       ---------   ---------
        Total shareholders' equity ..................................   11,483.3    12,049.6
                                                                       ---------   ---------
                                                                       $23,053.4   $23,613.1
                                                                       =========   =========

                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

                                                                                 Three months ended March 31,
                                                                                 ----------------------------
                                                                                        1999      1998
                                                                                        ----      ----
Net cash from operating activities:
  Net earnings ....................................................................  $   44.9   $   1.4
  Adjustments to reconcile net earnings to net cash flow from operating activities:
    Depreciation and amortization .................................................     197.1     229.3
    Change in operating assets and liabilities:
      Decrease in receivables .....................................................     314.8     436.4
      Increase in inventory and related programming liabilities, net ..............    (115.2)    (19.6)
      Increase in prepaid expenses and other current assets .......................    (132.3)    (42.1)
      Decrease in unbilled receivables ............................................      13.6      25.8
      Decrease in accounts payable and accrued expenses ...........................    (974.9)   (444.9)
      Decrease in income taxes payable and deferred income taxes, net .............    (214.6)   (514.1)
      Increase (decrease) in deferred income ......................................      24.4      (3.0)
      Other, net ..................................................................     (82.9)     64.8
                                                                                     --------   -------
Net cash flow from operating activities ...........................................    (925.1)   (266.0)
                                                                                     --------   -------
Investing Activities:
    Capital expenditures ..........................................................    (145.2)   (116.6)
    Acquisitions, net of cash acquired ............................................    (100.9)    (61.5)
    Investments in and advances to affiliated companies ...........................     (40.7)    (28.1)
    Purchases of short-term investments ...........................................    (129.6)    (17.7)
    Proceeds from sales of short-term investments .................................     123.5      18.8
    Other, net ....................................................................        --      15.9
                                                                                     --------   -------
Net cash flow from investing activities ...........................................    (292.9)   (189.2)
                                                                                     --------   -------
Financing Activities:
    Net borrowings from banks .....................................................   1,819.0     779.1
    Repurchase of Preferred Stock .................................................    (612.0)       --
    Repayment of notes and debentures .............................................    (323.1)   (300.0)
    Purchase of treasury stock and warrants .......................................     (49.5)       --
    Payment of capital lease obligations ..........................................     (20.4)    (18.8)
    Proceeds from exercise of stock options and warrants ..........................      27.2      40.2
    Other, net ....................................................................      (7.8)    (16.5)
                                                                                     --------   -------
Net cash flow from financing activities ...........................................     833.4     484.0
                                                                                     --------   -------
    Net increase (decrease) in cash and cash equivalents ..........................    (384.6)     28.8
    Cash and cash equivalents at beginning of the period ..........................     767.3     292.3
                                                                                     --------   -------
Cash and cash equivalents at end of period ........................................  $  382.7   $ 321.1
                                                                                     ========   =======

Supplemental cash flow information:
  Cash payments for interest, net of amounts capitalized ..........................  $  117.1   $ 188.6
  Cash payments for income taxes ..................................................  $  483.3   $ 537.2

Non cash investing and financing:
  Property and equipment acquired under capitalized leases ........................  $   51.3   $   3.1

                 See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION

Viacom Inc. (the "Company") is a diversified entertainment company with operations in six segments: (i) Networks, (ii) Entertainment, (iii) Video, (iv) Parks, (v) Publishing and (vi) Online. See Note 5 regarding the presentation of discontinued operations.

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

Net Earnings (Loss) per Common Share -- Basic earnings per share ("EPS") is computed by dividing the net earnings applicable to common shares by the weighted average of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average of common shares outstanding by the assumed conversion of convertible securities and exercise of stock options only in the periods in which such effect would have been dilutive. Prior period amounts have been adjusted to reflect the effect of the 2-for-1 stock split (see Note 3). The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS:

                                                              Three months ended
                                                                   March 31,
                                                               ---------------
                                                                1999      1998
                                                                ----      ----
Weighted average shares for basic EPS.......................   696.1     710.5
Plus incremental shares for stock options & warrants .......    15.0       7.5
                                                               -----     -----
Weighted average shares for diluted EPS.....................   711.1     718.0
                                                               =====     =====

Comprehensive Income (Loss) -- Total comprehensive income (loss) for the Company includes net income and other comprehensive income items including unrealized gain (loss) on securities, cumulative translation adjustments and minimum pension liability adjustments. Total comprehensive income for the three months ended March 31, 1999 and 1998 was $66.7 million and $20.0 million, respectively.

                          VIACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Tabular dollars in millions, except per share amounts)

2) PENDING TRANSACTIONS

On May 6, 1999, Blockbuster Inc., a wholly owned subsidiary of the Company, filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of its Class A common stock.

On May 17, 1999, the Company and Spelling Entertainment Group Inc. ("Spelling") announced that they have entered into a definitive merger agreement for the Company's purchase of the shares of Spelling's common stock that it does not already own, approximately 20%, for $9.75 per share in cash. The Spelling Board of Directors approved the merger agreement after approval by a special committee of independent directors, which was advised by separate legal and financial advisors. The merger agreement provides for the commencement of a tender offer by the Company by Friday, May 21, 1999. Under the terms of the merger agreement, each Spelling share that is not purchased in the offer will be acquired by merger as soon as practical thereafter in a second step merger, also for $9.75 per share.

3) STOCK TRANSACTIONS

On March 24, 1999, the Company initiated a repurchase program which was subsequently expanded, to acquire up to $600 million of the Company's common stock and warrants. As of March 31, 1999, the Company had repurchased 1,113,600 shares of Class B Common Stock for approximately $46.5 million. As of May 13, 1999, the Company had repurchased 25,000 shares of Class A Common Stock, 6,837,300 shares of Class B Common Stock and 508,400 Viacom Five-Year Warrants, expiring July 7, 1999, for approximately $304.6 million in the aggregate.

At May 13, 1999 and March 31, 1999, respectively, there were 5,507,274 and 6,032,637 outstanding Viacom Five-Year Warrants, expiring July 7, 1999.

The Board of Directors of the Company declared a 2-for-1 common stock split in the form of a dividend. The additional shares were issued on March 31, 1999 to shareholders of record on March 15, 1999. All common share and per share amounts have been adjusted to reflect the stock split for all periods presented.

On January 5, 1999, the Company repurchased the remaining outstanding shares of its convertible preferred stock from Bell Atlantic Corporation for $612 million in cash.

4) RECEIVABLES

As of March 31, 1999, the Company had an aggregate of $378.5 million outstanding under revolving receivable securitization programs. Proceeds from the sale of these receivables were used to reduce outstanding borrowings. The resulting loss on the sale of receivables was not material to the Company's financial position and results of operations.

                          VIACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Tabular dollars in millions, except per share amounts)

5) DISCONTINUED OPERATIONS

In accordance with Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Company has presented its educational, professional and reference publishing businesses ("Non-Consumer Publishing") and its music retail stores ("Music") as discontinued operations, as these businesses were sold on November 27, 1998 and October 26, 1998, respectively. Summarized financial results of discontinued operations for the three months ended March 31, 1998 is presented below:

                                               Non-Consumer
                                                Publishing    Music      Total
                                                ----------    -----      -----

Revenues .....................................  $  268.6    $  133.3   $  401.9
Loss from operations before income taxes .....     (91.5)       (9.5)    (101.0)
Benefit for income taxes .....................      51.2         3.6       54.8
Net loss .....................................     (40.3)       (5.9)     (46.2)

6) INVENTORIES

                                               March 31, 1999  December 31, 1998
                                               --------------  -----------------
Merchandise inventory, including sell-through
  videocassettes ..............................  $   343.3        $   381.9
Videocassette rental inventory ................      453.9            404.1
Publishing:
  Finished goods ..............................       67.5             59.7
  Work in process .............................        6.9              6.9
  Material and supplies .......................        4.2              2.5
Other .........................................       24.9             17.7
                                                 ---------        ---------
                                                     900.7            872.8
  Less current portion ........................      446.8            468.7
                                                 ---------        ---------
                                                 $   453.9        $   404.1
                                                 ---------        ---------
Theatrical and television inventory:
  Theatrical and television productions:
          Released ............................  $ 1,791.0        $ 1,800.4
          Completed, not released .............       10.6             35.9
          In process and other ................      348.8            321.0
  Program rights ..............................    1,240.8          1,246.2
                                                 ---------        ---------
                                                   3,391.2          3,403.5
  Less current portion ........................    1,249.2          1,336.8
                                                 ---------        ---------
                                                 $ 2,142.0        $ 2,066.7
                                                 ---------        ---------

Total Current Inventory .......................  $ 1,696.0        $ 1,805.5
                                                 =========        =========
Total Non-Current Inventory ...................  $ 2,595.9        $ 2,470.8
                                                 =========        =========

                          VIACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Tabular dollars in millions, except per share amounts)

7) LONG-TERM DEBT

The following table sets forth the Company's long-term debt, net of current portion:

                                                                 March 31, 1999  December 31, 1998
                                                                 --------------  -----------------

Notes payable to banks .............................................  $ 2,646.1      $   848.3
5.875% Senior Notes due 2000, net of unamortized discount
    of $.1 (1999) and $.2 (1998) ...................................      149.9          149.8
7.5% Senior Notes due 2002, net of unamortized discount
    of $1.2 (1999) and $1.3 (1998) .................................      248.8          248.7
6.75% Senior Notes due 2003, net of unamortized discount
    of $.2 (1999 and 1998) .........................................      349.8          349.8
7.75% Senior Notes due 2005, net of unamortized discount
    of $5.7 (1999) and $5.9 (1998) .................................      965.3          965.0
7.625% Senior Debentures due 2016, net of unamortized discount
    of $1.2 (1999 and 1998) ........................................      198.8          198.7
8.25% Senior Debentures due 2022, net of unamortized discount
    of $2.6 (1999 and 1998) ........................................      247.5          247.4
7.5% Senior Debentures  due 2023, net of unamortized discount of $.5
    (1999 and 1998) ................................................      149.5          149.5
10.25% Senior Subordinated Notes due 2001 ..........................       35.3           36.3
8.0% Merger Debentures due 2006, net of unamortized discount
    of $15.5 (1999) and $44.1 (1998) ...............................      193.6          475.2
Other Notes ........................................................       41.3           20.5
Obligations under capital leases ...................................      519.2          501.4
                                                                      ---------      ---------
                                                                        5,745.1        4,190.6
Less current  portion ..............................................      132.2          377.2
                                                                      ---------      ---------
                                                                      $ 5,612.9      $ 3,813.4
                                                                      =========      =========

During December 1998, the Company commenced an unconditional tender offer to purchase for cash, all of its outstanding 8.0% Merger Debentures due 2006 at a purchase price of 104% of the principal amount. This offer expired January 4, 1999. Through December 31, 1998, $533.8 million of the 8.0% Merger Debentures were tendered, and in 1999, $307.5 million were tendered for a total principal amount of $841.3 million of notes tendered.

On May 6, 1999, the 364-day film financing credit agreement, guaranteed by Viacom International Inc. and the Company, was paid in full and on May 7, 1999, the credit agreement terminated.

                          VIACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Tabular dollars in millions, except per share amounts)

As of March 31, 1999, the Company's scheduled maturities of indebtedness through December 31, 2003, assuming full utilization of the March 1997 Credit Agreements, as amended, are $952 million (1999), $1.7 billion (2000), $1.8 billion (2001), $2.0 billion (2002) and $350 million (2003). The Company's maturities of long-term debt outstanding at March 31, 1999, excluding capital leases, are $529 million (1999), $381 million (2000), $305 million (2001), $519 million (2002) and $350 million (2003). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

8) COMMITMENTS AND CONTINGENCIES

The commitments of the Company for program license fees, which are not reflected in the balance sheet as of March 31, 1999 and are estimated to aggregate approximately $1.3 billion, principally reflect Showtime Networks Inc.'s ("SNI's") commitments of approximately $1.0 billion for the acquisition of programming rights and the production of original programming, and exclude intersegment commitments between the Networks and Entertainment segments of approximately $790 million. The estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments to acquire programming rights are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

9) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated effective tax rates of 53.5% for 1999 and 55.2% for 1998 were both adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the estimated effective tax rates would have been 37.0% for 1999 and 34.4% for 1998.

                          VIACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Tabular dollars in millions, except per share amounts)

10) OPERATING SEGMENTS

The following table sets forth the Company's financial performance by operating segment. Prior period results have been reclassified to conform to the new presentation. Intersegment revenues, recorded at fair market value, of the Entertainment segment for the three months ended March 31, 1999 and 1998 were $49.6 million and $30.3 million, respectively. All other intersegment revenues were immaterial for each of the periods presented.

                                                          Three months ended
                                                               March 31,
                                                        ---------------------
                                                         1999         1998
                                                        --------     --------
Revenues:
Networks .........................................      $  663.8     $  544.7
Entertainment ....................................       1,092.3      1,118.9
Video ............................................       1,113.0        931.2
Parks ............................................          10.5         12.8
Publishing .......................................         122.7        108.4
Online ...........................................           4.7          2.2
Intercompany .....................................         (55.9)       (32.6)
                                                        --------     --------
    Total Revenues ...............................      $2,951.1     $2,685.6
                                                        ========     ========
EBITDA:
Networks .........................................      $  201.5     $  150.3
Entertainment ....................................         162.8        173.8
Video ............................................         145.1        167.2
Parks ............................................          (2.7)        (2.1)
Publishing .......................................           5.7          4.4
Online ...........................................          (1.0)         0.5
                                                        --------     --------
      Total segment EBITDA .......................         511.4        494.1

Reconciliation to operating income:
Corporate expenses ...............................         (36.8)       (33.9)
Depreciation and amortization ....................        (197.1)      (186.8)
                                                        --------     --------
      Total operating income .....................      $  277.5     $  273.4
                                                        ========     ========

                          VIACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Tabular dollars in millions, except per share amounts)

11) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Viacom International Inc. ("Viacom International") is a wholly owned subsidiary of the Company. The Company has fully and unconditionally guaranteed Viacom International debt securities. The Company has determined that separate financial statements and other disclosures concerning Viacom International are not material to investors. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of the Company, Viacom International (in each case, carrying investments in Non-Guarantor Affiliates under the equity method), the direct and indirect Non-Guarantor Affiliates of the Company, and the eliminations necessary to arrive at the information for the Company on a consolidated basis. Certain prior year equity eliminations have been reclassified to conform with the current period presentation.

                                                              Three Months Ended March 31, 1999
                                                 ---------------------------------------------------------------
                                                                              Non-                    Viacom
                                                 Viacom      Viacom        Guarantor                    Inc.
                                                  Inc.    International   Affiliates  Eliminations  Consolidated
                                                 ------   -------------   ----------  ------------  ------------

Revenues ......................................  $  9.1      $ 452.3       $2,498.1     $  (8.4)     $2,951.1

Expenses:
    Operating .................................     9.5        148.3        1,802.7        (8.4)      1,952.1
    Selling, general and administrative .......     0.8        168.9          354.7          --         524.4
    Depreciation and amortization .............     0.9         22.4          173.8          --         197.1
                                                 ------      -------       --------     -------      --------
        Total expenses ........................    11.2        339.6        2,331.2        (8.4)      2,673.6
                                                 ------      -------       --------     -------      --------

Operating income (loss) .......................    (2.1)       112.7          166.9          --         277.5

Other income (expense):
    Interest expense, net .....................   (81.3)        22.9          (35.9)         --         (94.3)
    Other items, net ..........................    (5.4)        (0.6)           4.7          --          (1.3)
                                                 ------      -------       --------     -------      --------
Earnings (loss) from continuing operations
    before income taxes .......................   (88.8)       135.0          135.7          --         181.9
    Benefit (provision) for income taxes ......    36.4        (55.3)         (78.4)         --         (97.3)
    Equity in earnings (loss) of affiliated
      companies, net of tax ...................   120.5         41.1          (19.9)     (157.8)        (16.1)
    Minority interest .........................      --           --           (0.1)         --          (0.1)
                                                 ------      -------       --------     -------      --------
Net earnings (loss) before extraordinary loss .    68.1        120.8           37.3      (157.8)         68.4
    Extraordinary loss ........................   (23.2)        (0.3)            --          --         (23.5)
                                                 ------      -------       --------     -------      --------
Net earnings (loss) ...........................    44.9        120.5           37.3      (157.8)         44.9
    Cumulative convertible preferred
      stock dividend requirement ..............    (0.4)          --             --          --          (0.4)
    Premium on repurchase of preferred stock ..   (12.0)          --             --          --         (12.0)
                                                 ------      -------       --------     -------      --------
Net earnings (loss) attributable to
       common stock ...........................  $ 32.5      $ 120.5       $   37.3     $(157.8)     $   32.5
                                                 ======      =======       ========     =======      ========

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                         Three Months Ended March 31, 1998
                                             ---------------------------------------------------------------
                                                                        Non-                      Viacom
                                              Viacom     Viacom       Guarantor                     Inc.
                                               Inc.   International  Affiliates   Eliminations  Consolidated
                                             -------  -------------  ----------   ------------  ------------
Revenues ..................................  $  10.1     $ 345.9      $2,335.6      $  (6.0)      $2,685.6
Expenses:
    Operating .............................     10.2       125.0       1,675.0         (6.0)       1,804.2
    Selling, general and administrative ...      1.0       118.7         301.5           --          421.2
    Depreciation and amortization .........       .6        18.4         167.8           --          186.8
                                             -------     -------      --------      -------       --------
        Total expenses ....................     11.8       262.1       2,144.3         (6.0)       2,412.2
                                             -------     -------      --------      -------       --------

Operating income (loss) ...................     (1.7)       83.8         191.3           --          273.4

Other income (expense):
    Interest expense, net .................   (127.5)      (11.9)        (14.7)          --         (154.1)
    Other items, net ......................     (2.6)        8.8          (2.6)          --            3.6
                                             -------     -------      --------      -------       --------
Earnings (loss) from continuing operations
    before income taxes ...................   (131.8)       80.7         174.0           --          122.9
    Benefit (provision) for income taxes ..     55.3       (33.9)        (89.2)          --          (67.8)
    Equity in earnings (loss) of affiliated
      companies, net of tax ...............     77.9        29.9         (11.0)      (104.5)          (7.7)
    Minority interest .....................       --         1.2          (1.0)          --             .2
                                             -------     -------      --------      -------       --------
Net earnings (loss) from continuing
    operations ............................      1.4        77.9          72.8       (104.5)          47.6
Loss from discontinued operations .........       --          --         (46.2)          --          (46.2)
                                             -------     -------      --------      -------       --------

Net earnings  (loss) ......................      1.4        77.9          26.6       (104.5)           1.4
    Cumulative convertible preferred
      stock dividend requirement ..........    (15.0)         --            --           --          (15.0)
                                             -------     -------      --------      -------       --------
Net earnings (loss) attributable to
    common stock ..........................  $ (13.6)    $  77.9      $   26.6      $(104.5)      $  (13.6)
                                             =======     =======      ========      =======       ========

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                               March 31, 1999
                                                       -------------------------------------------------------------------
                                                                                     Non-
                                                         Viacom       Viacom      Guarantor                    Viacom Inc.
                                                           Inc.    International  Affiliates   Eliminations   Consolidated
                                                          -----    -------------  ----------   ------------   ------------
Assets
Current Assets:
    Cash and cash equivalents .......................  $     13.7    $   250.9    $   118.1     $       --     $   382.7
    Receivables, net ................................         8.4        266.5      1,224.9          (55.5)      1,444.3
    Inventory .......................................        13.1        133.9      1,549.0             --       1,696.0
    Other current assets ............................         1.2        163.5        707.0             --         871.7
                                                       ----------    ---------    ---------     ----------     ---------
       Total current assets .........................        36.4        814.8      3,599.0          (55.5)      4,394.7

Property and equipment, at cost .....................        14.3        624.6      4,040.2             --       4,679.1
    Less accumulated depreciation ...................         3.4        203.3      1,354.1             --       1,560.8
                                                       ----------    ---------    ---------     ----------     ---------
       Net property and equipment ...................        10.9        421.3      2,686.1             --       3,118.3

Inventory ...........................................          --        429.1      2,166.8             --       2,595.9
Intangibles, at amortized cost ......................       108.6        526.8     10,798.5             --      11,433.9
Investments in consolidated subsidiaries ............     5,916.8     15,378.0           --      (21,294.8)           --
Other assets ........................................        50.5      1,630.8      1,275.2       (1,445.9)      1,510.6
                                                       ----------    ---------    ---------     ----------     ---------
                                                       $  6,123.2    $19,200.8    $20,525.6     $(22,796.2)    $23,053.4
                                                       ==========    =========    =========     ==========     =========

Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable ................................  $       --    $    75.8    $   419.1     $    (30.0)    $   464.9
    Accrued compensation ............................          --         81.6        182.9             --         264.5
    Participants' share, residuals and
        royalties payable ...........................          --           --      1,059.4             --       1,059.4
    Income tax payable ..............................       (16.1)       754.7        (42.2)        (541.4)        155.0
    Current portion of long-term debt ...............          --         18.3        113.9             --         132.2
    Accrued expenses and other ......................        87.4        553.1      1,282.8         (132.9)      1,790.4
                                                       ----------    ---------    ---------     ----------     ---------
      Total current liabilities .....................        71.3      1,483.5      3,015.9         (704.3)      3,866.4

Long-term debt ......................................     3,661.6      1,408.8        542.5             --       5,612.9
Other liabilities ...................................   (13,229.5)     3,670.7      8,895.1        2,754.5       2,090.8

Shareholders' equity:
    Convertible Preferred Stock .....................  $       --    $   104.1    $    20.4     $   (124.5)    $      --
    Common Stock ....................................         7.3        230.4      1,985.3       (2,215.7)          7.3
    Additional paid-in capital ......................    10,594.4      7,341.3      6,192.8      (13,534.1)     10,594.4
    Retained earnings ...............................     6,050.1      4,942.4        (61.5)      (8,972.1)      1,958.9
    Accumulated other comprehensive
        income (loss) ...............................          --         19.6        (64.9)            --         (45.3)
                                                       ----------    ---------    ---------     ----------     ---------
                                                         16,651.8     12,637.8      8,072.1      (24,846.4)     12,515.3
    Less treasury stock, at cost ....................     1,032.0           --           --             --       1,032.0
                                                       ----------    ---------    ---------     ----------     ---------
            Total shareholders' equity ..............    15,619.8     12,637.8      8,072.1      (24,846.4)     11,483.3
                                                       ----------    ---------    ---------     ----------     ---------
                                                       $  6,123.2    $19,200.8    $20,525.6     $(22,796.2)    $23,053.4
                                                       ==========    =========    =========     ==========     =========

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)


                                                                                 December 31, 1998
                                                           ----------------------------------------------------------------
                                                                                        Non-
                                                             Viacom      Viacom      Guarantor                  Viacom Inc.
                                                              Inc.    International  Affiliates  Eliminations  Consolidated
                                                             ------   -------------  ----------  ------------  ------------
Assets
Current Assets:
    Cash and cash equivalents ...........................  $     406.4  $    189.5   $    171.4   $      --    $    767.3
    Receivables, net ....................................          9.5       319.5      1,458.0       (27.9)      1,759.1
    Inventory ...........................................         11.5       131.9      1,662.1          --       1,805.5
    Other current assets ................................           .9       160.9        570.8          --         732.6
                                                            ----------  ----------   ----------  ----------    ----------
        Total current assets ............................        428.3       801.8      3,862.3       (27.9)      5,064.5

Property and equipment ..................................         13.6       602.3      3,921.1          --       4,537.0
    Less accumulated depreciation .......................          3.0       188.6      1,265.9          --       1,457.5
                                                            ----------  ----------   ----------  ----------    ----------

        Net property and equipment ......................         10.6       413.7      2,655.2          --       3,079.5

Inventory ...............................................           --       400.1      2,070.7          --       2,470.8
Intangibles, at amortized cost ..........................        109.4       530.9     10,917.0          --      11,557.3
Investments in consolidated subsidiaries ................      5,796.0    15,701.9           --   (21,497.9)           --
Other assets ............................................         83.4     1,541.4      1,795.3    (1,979.1)      1,441.0
                                                            ----------  ----------   ----------  ----------    ----------
                                                            $  6,427.7  $ 19,389.8   $ 21,300.5  ($23,504.9)   $ 23,613.1
                                                            ==========  ==========   ==========  ==========    ==========

Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable ....................................   $       --  $     68.0   $    474.4   $   (43.2)   $    499.2
    Accrued compensation ................................           --       144.4        265.9          --         410.3
    Participants' share, residuals and
      royalties payable .................................           --          --      1,227.5          --       1,227.5
    Income taxes payable ................................           --     1,257.5       (139.7)     (591.3)        526.5
    Current portion of long-term debt ...................        282.4        13.5         81.3          --         377.2
    Accrued expenses and other ..........................        612.7       663.6      1,351.5       (35.9)      2,591.9
                                                            ----------  ----------   ----------  ----------    ----------
      Total current liabilities .........................        895.1     2,147.0      3,260.9      (670.4)      5,632.6
                                                            ----------  ----------   ----------  ----------    ----------

Long-term debt ..........................................      2,214.6     1,050.4        548.4          --       3,813.4
Other liabilities .......................................    (12,834.8)    3,458.2      9,008.6     2,485.5       2,117.5

Shareholders' equity:
    Convertible Preferred Stock .........................        600.0       104.1         20.4      (124.5)        600.0
    Common Stock ........................................          7.3       228.7      1,985.3    (2,214.0)          7.3
    Additional paid-in capital ..........................     10,519.6     7,545.4      6,676.9   (14,167.2)     10,574.7
    Retained earnings ...................................      6,024.1     4,821.9        (98.8)   (8,814.3)      1,932.9
    Accumulated other comprehensive
      income (loss) .....................................           --        34.1       (101.2)         --         (67.1)
                                                            ----------  ----------   ----------  ----------    ----------
                                                              17,151.0    12,734.2      8,482.6   (25,320.0)     13,047.8
    Less treasury stock, at cost ........................        998.2          --           --          --         998.2
                                                            ----------  ----------   ----------  ----------    ----------
          Total shareholders' equity ....................     16,152.8    12,734.2      8,482.6   (25,320.0)     12,049.6
                                                            ----------  ----------   ----------  ----------    ----------
                                                            $  6,427.7  $ 19,389.8   $ 21,300.5  ($23,504.9)   $ 23.613.1
                                                            ==========  ==========   ==========  ==========    ==========

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                             Three Months Ended March 31, 1999
                                                ---------------------------------------------------------------
                                                                            Non-
                                                   Viacom    Viacom       Guarantor                 Viacom Inc.
                                                    Inc.  International  Affiliates  Eliminations  Consolidated
                                                   ------ -------------  ----------  ------------  ------------

Net cash flow from operating activities .......  $ (351.6)  $(514.3)     $  (15.8)     $ (43.4)      $ (925.1)
                                                 --------   -------       -------       ------       --------
Investing Activities:
  Capital expenditures ........................        --     (20.3)       (124.9)          --         (145.2)
  Acquisitions, net of cash acquired ..........        --       (.4)       (100.5)          --         (100.9)
  Investments in and advances to
    affiliated companies ......................                (5.7)        (35.0)                      (40.7)
  Purchases of short-term investments .........        --    (129.6)           --           --         (129.6)
  Proceeds from sales of short-term investments        --     123.5            --           --          123.5
                                                 --------   -------       -------       ------       --------
Net cash flow from investing activities .......        --     (32.5)       (260.4)          --         (292.9)
                                                 --------   -------       -------       ------       --------

Financing Activities:
  Net borrowings from banks ...................   1,437.1     361.0          20.9           --        1,819.0
  Repurchase of Preferred Stock ...............    (612.0)       --            --           --         (612.0)
  Repayment of notes and debentures ...........    (321.6)     (1.5)           --           --         (323.1)
  Purchase of treasury stock and warrants .....     (49.5)       --            --           --          (49.5)
  Payment of capital lease obligations ........        --      (7.1)        (13.3)          --          (20.4)
  Increase (decrease) in intercompany
    payables ..................................    (514.8)    256.1         215.3         43.4            --
  Proceeds from exercise of stock options
    and warrants ..............................      27.2        --            --           --           27.2
  Other, net ..................................      (7.5)      (.3)           --           --           (7.8)
                                                 --------   -------       -------       ------       --------
Net cash flow from financing activities .......     (41.1)    608.2         222.9         43.4          833.4
                                                 --------   -------       -------       ------       --------

  Net increase (decrease) in cash and
    cash equivalents ..........................    (392.7)     61.4         (53.3)          --         (384.6)
  Cash and cash equivalents at beginning
    of period .................................     406.4     189.5         171.4           --          767.3
                                                 --------   -------       -------       ------       --------
Cash and cash equivalents at end of period ....  $   13.7   $ 250.9       $ 118.1       $   --       $  382.7
                                                 ========   =======       =======       ======       ========

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                Three Months Ended March 31, 1998
                                                   --------------------------------------------------------------
                                                                              Non-
                                                     Viacom    Viacom       Guarantor                 Viacom Inc.
                                                      Inc.  International  Affiliates  Eliminations  Consolidated
                                                     ------ -------------  ----------  ------------  ------------

Net cash flow from operating activities..........   $  52.8    $(563.1)     $ 244.3       $   --        $ (266.0)
                                                    -------    --------     -------       ------        --------
Investing Activities:
   Capital expenditures..........................        --      (18.8)       (97.8)          --          (116.6)
   Acquisitions, net of cash acquired............     (11.1)        --        (50.4)          --           (61.5)
   Investments in and advances to
     affiliated companies........................        --         --        (28.1)          --           (28.1)
   Purchases of short-term investments...........        --     (17.7)           --           --           (17.7)
   Proceeds from sales of short-term investments.        --      18.8            --           --            18.8
   Other, net....................................        --      15.9            --           --             15.9
                                                    -------    ------       -------       ------        ---------
Net cash flow from investing activities..........     (11.1)     (1.8)       (176.3)          --           (189.2)
                                                    --------   -------      -------       ------        ---------
Financing Activities:
   Net borrowings from banks.....................     778.3         --           .8           --           779.1
   Repayment of notes and debentures ............    (150.0)    (150.0)          --           --          (300.0)
   Payment of capital lease obligations..........        --       (4.8)       (14.0)          --           (18.8)
   Increase (decrease) in intercompany
     payables ...................................    (396.4)     727.3       (330.9)          --             --
   Proceeds from exercise of stock options
     and warrants ...............................      40.2         --           --           --            40.2
   Other, net....................................     (14.9)        --         (1.6)          --           (16.5)
                                                   --------    -------      -------       ------        --------
Net cash flow from financing activities..........     257.2     572.5        (345.7)          --           484.0
                                                   --------    ------       -------       ------        --------
   Net increase (decrease) in cash and
     cash equivalents............................     298.9       7.6        (277.7)          --            28.8
   Cash and cash equivalents at beginning
     of period...................................        .1      91.5         200.7           --           292.3
                                                    -------    ------       -------       ------        --------
Cash and cash equivalents at end of period.......   $ 299.0    $ 99.1       $ (77.0)      $   --        $  321.1
                                                    =======    ======       =======       ======        ========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Management's discussion and analysis of the combined results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes.

The following tables set forth revenues and operating income by business segment, for the three months ended March 31, 1999 and 1998. Results for each period presented exclude contributions from the Company's educational, professional and reference publishing businesses ("Non-Consumer Publishing") and music retail stores ("Music") which were sold on November 27, 1998 and October 26, 1998, respectively. (See Note 5 of Notes to Consolidated Financial Statements).

                                                  Three months ended     Percent
                                                        March 31,         B/(W)
                                                 -------------------      -----
                                                 1999           1998
                                                 ----           ----
                                                    (In millions)

Revenues:

Networks ..................................   $   663.8     $   544.7       22%
Entertainment..............................     1,092.3       1,118.9       (2)
Video  ....................................     1,113.0         931.2       20
Parks .....................................        10.5          12.8      (18)
Publishing.................................       122.7         108.4       13
Online.....................................         4.7           2.2      114
Intercompany...............................       (55.9)        (32.6)     (71)
                                              ---------     ---------
         Total revenues....................   $ 2,951.1     $ 2,685.6       10
                                              =========     =========

Operating income (loss): (a)

Networks                                      $   172.7     $   127.2       36%
Entertainment..............................       113.1         127.6      (11)
Video......................................        50.3          72.4      (31)
Parks......................................       (16.0)        (15.1)      (6)
Publishing.................................         1.3           0.1       NM
Online.....................................        (1.0)          0.5       NM
                                              ---------     --------
    Segment total .........................       320.4         312.7        2
Corporate..................................       (42.9)        (39.3)      (9)
                                              ---------     ---------
         Total operating income............   $   277.5     $   273.4        1
                                              =========     =========

(a) Operating income (loss) is defined as net earnings (loss) before extraordinary loss (net of tax), loss from discontinued operations (net of tax), minority interest, equity in loss of affiliated companies (net of tax), provision for income taxes, other items (net) and interest expense
      (net).

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

EBITDA

The following table sets forth EBITDA (defined as operating income (loss) before depreciation and amortization) for the three months ended March 31, 1999 and 1998. EBITDA does not reflect the effect of significant amounts of amortization of goodwill related to business combinations accounted for under the purchase method.

While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

                                                  Three months ended     Percent
                                                        March 31,          B/(W)
                                                  ------------------     -------
                                                  1999         1998
                                                  ----         ----
                                                     (In millions)

      EBITDA:

      Networks ..............................   $ 201.5       $ 150.3        34%
      Entertainment..........................     162.8         173.8        (6)
      Video..................................     145.1         167.2       (13)
      Parks..................................      (2.7)         (2.1)      (29)
      Publishing.............................       5.7           4.4        30
      Online.................................      (1.0)          0.5        NM
                                                -------       -------
          Segment total......................     511.4         494.1         4
      Corporate..............................     (36.8)        (33.9)       (9)
                                                -------       -------
              Total EBITDA...................   $ 474.6       $ 460.2         3
                                                =======       =======

Results of Operations

Revenues increased 10% to $3.0 billion for the first quarter of 1999 from $2.7 billion for the first quarter of 1998, led primarily by double digit gains at MTV Networks due to higher advertising and affiliate fees. Blockbuster Video also recorded revenue increases of 20%, driven by strong consumer traffic and the increase in the number of Company-owned video stores in operation in 1999.

Total expenses increased 11% to $2.7 billion for the first quarter of 1999 from $2.4 billion for the first quarter of 1998 principally reflecting normal increases associated with revenue growth as well increased advertising expenses at Blockbuster.

EBITDA increased 3% to $474.6 million for the first quarter of 1999 from $460.2 million for the first quarter of 1998. Operating income increased 1% over the prior year's first quarter to $277.5 million for the first quarter of 1999.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Segment Results of Operations

Networks (Basic Cable and Premium Subscription Television Program Services)

                                        Three months ended          Percent
                                             March 31,               B/(W)
                                       -------------------          --------
                                       1999          1998
                                       ----          ----
                                             (In millions)
      Revenues......................  $ 663.8       $ 544.7           22%
      Operating Income..............  $ 172.7       $ 127.2           36
      EBITDA........................  $ 201.5       $ 150.3           34

The Networks segment is comprised of MTV Networks ("MTVN"), basic cable television program services and Showtime Networks Inc. ("SNI"), premium subscription television program services.

For the first quarter of 1999, MTVN revenues of $469.0 million, EBITDA of $172.0 million and operating income of $149.4 million increased 31%, 29% and 29%, respectively. The increase in MTVN's revenues principally reflects double digit advertising sales gains and affiliate fees at each of the domestic networks and double digit advertising sales gains at MTVN International as well as the continued success of MTVN's licensing programs, including Rugrats. Advertising revenues were primarily driven by rate increases at Nickelodeon and higher unit volume at MTV. MTVN's EBITDA and operating income gains were driven by the increased revenues partially offset by increased programming, production and marketing expenses.

SNI's revenues, EBITDA and operating income increased 5%, 44% and 58%, respectively. The revenue increase was principally due to an increase of approximately 2.7 million subscriptions over the prior year to 21.2 million subscriptions at March 31, 1999. Operating results reflect revenue increases attributable to the continued growth of direct broadcast satellite subscriptions and lower marketing costs in the first quarter of 1999.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Entertainment (Motion Pictures, Television Programming, Television Stations, International Channels, Movie Theaters and Music Publishing)

                                        Three months ended          Percent
                                             March 31,               B/(W)
                                      ---------------------         --------
                                      1999            1998
                                      ----            ----
                                          (In millions)
      Revenues .................    $ 1,092.3      $ 1,118.9           (2)%
      Operating Income .........    $   113.1      $   127.6          (11)
      EBITDA ...................    $   162.8      $   173.8           (6)

The Entertainment segment is comprised of Paramount Pictures, Paramount Television, Spelling Entertainment Group Inc. ("Spelling"), the Paramount Stations Group ("PSG"), Paramount's movie theaters, music publishing and international channels.

For the first quarter of 1999, Entertainment revenues primarily reflect the strong performance of Paramount Features, led by the domestic theatrical release of VARSITY BLUES and PAYBACK, the foreign theatrical release of STAR TREK:
INSURRECTION, higher domestic home video revenues led by contributions from SNAKE EYES and THE TRUMAN SHOW, higher television revenues from the recognition of a license of pay television rights for library products and the renewal of a film processing agreement. These contributions did not match the extraordinary box office success of TITANIC in the first quarter of 1998. Paramount Features' operating income and EBITDA increased reflecting the revenue items noted above. Paramount's television programming operating income and EBITDA decreased principally due to higher production deficits resulting from more network shows and also lower syndication revenues.

Spelling's revenues of $185.0 million increased 11% and EBITDA of $18.8 million increased 69% over the prior year's quarter, principally due to Spelling's focus on its core business of television production and distribution, resulting in higher per episode network license fees for continuing series, increased hours of programming delivered to the networks and improved performance of its first-run syndication products, including JUDGE JUDY.

PSG's revenues of $96.3 million remained constant, and EBITDA and operating income increased 15% and 25%, respectively, primarily reflecting lower operating expenses.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Video (Home Video and Game rental and retail)

                                        Three months ended         Percent
                                             March 31,              B/(W)
                                       --------------------        -------
                                       1999           1998
                                       ----           ----
                                             (In millions)
      Revenues ..................    $1,113.0        $  931.2        20%
      Operating Income ..........    $   50.3        $   72.4       (31)
      EBITDA ....................    $  145.1        $  167.2       (13)

The Video segment is comprised of Blockbuster Video, operating in the home video and video game rental and retailing business.

Video revenues increased 20% driven by strong consumer traffic and the increased number of Company-owned video stores in operation in 1999 as compared to 1998. Domestic same store rental revenues, including sales of previously viewed tapes and games ("PVT"), rose 23%. Without the inclusion of PVT revenues, domestic same store rental revenues increased 17% in the first quarter of 1999. Worldwide same store sales, which include retail and rental product, increased 17%, paced by 20% higher domestic same store sales. The decreases in operating income and EBITDA reflected increased advertising expenses and increased cost of sales. Cost of sales for the first quarter of 1998 did not reflect the change in accounting methodology, adopted in the second quarter of 1998, associated with the new revenue sharing model. Blockbuster increased advertising expenses in the first quarter as it continued to emphasize tape copy depth, promote its new loyalty program designed to reward customer frequency and enhance its market share. Video's gross margin percentage decreased to 60.3% for the first quarter of 1999 from 64.9% for the first quarter of 1998 due to the impact of revenue sharing agreements which were not fully established in the prior year's quarter and increased promotional activity. Blockbuster Video ended the first quarter with 6,499 stores, a net increase of 481 stores over the first quarter of 1998.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Parks (Theme Parks)

                                      Three months ended         Percent
                                            March 31,             B/(W)
                                     --------------------        -------
                                     1999           1998
                                     ----           ----
                                        (In millions)
      Revenues ...................  $ 10.5        $  12.8         (18)%
      Operating Loss .............  $(16.0)       $ (15.1)         (6)
      EBITDA .....................  $ (2.7)       $  (2.1)        (29)

The Parks segment is comprised of five regional theme parks and a themed attraction in the U.S. and Canada.

The Parks begin full time operations during the second quarter and therefore, record the majority of revenues, EBITDA and operating income during the second and third quarters.

Publishing (Consumer Publishing)

                                   Three months ended        Percent
                                       March 31,               B/(W)
                                  -------------------        -------
                                  1999          1998
                                  ----          ----
                                      (In millions)
      Revenues ................  $ 122.7      $ 108.4          13%
      Operating Income ........  $   1.3      $   0.1          NM
      EBITDA ..................  $   5.7      $   4.4          30

The Publishing segment is comprised of Simon & Schuster which includes imprints such as Pocket Books, Scribner and The Free Press.

For the quarter ended March 31, 1999, the improved revenues and operating results are due principally to increased sales in the Pocket Books and Children's divisions. The Consumer Group's best selling titles in the first quarter of 1999 included JEWEL by Bret Lott, OLIVIA by V.C. Andrews, and YESTERDAY I CRIED by Iyanla Vanzant. Publishing typically has seasonally stronger operating results in the second half of the year.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Online (Interactive Online Services)

                                     Three months ended       Percent
                                         March 31,             B/(W)
                                    -------------------       -------
                                    1999          1998
                                    ----          ----
                                       (In millions)
      Revenues ..................  $  4.7        $  2.2         114%
      Operating Income (loss) ...  $ (1.0)       $  0.5          NM
      EBITDA ....................  $ (1.0)       $  0.5          NM

The Online segment is comprised of online music and children destinations featuring entertainment, information, community tools and e-commerce.

Revenues increased 114% to $4.7 million for the first quarter of 1999 from $2.2 million for the prior year period reflecting increased license fees and higher advertising revenues. The operating loss of $1.0 million in the first quarter of 1999, as compared with operating income of $0.5 million in the prior year period, reflects the increased investment in the Company's online services.

In February 1999, the Company acquired Imagine Radio, an Internet radio company transmitting original radio stations offering listeners various customization features from a wide range of formats. The Company also owns Nvolve, Inc., a Web site developer and Red Rocket, an online education toy retailer.

Other Income and Expense Information

Corporate expenses

Corporate expenses including depreciation and amortization expense increased 9% to $42.9 million for the first quarter of 1999 from $39.3 million for 1998 reflecting a slight increase in Year 2000 expenses for the period.

Interest expense, net

Net interest expense decreased 39% to $94.3 million for the first quarter of 1999 from $154.1 million for the first quarter of 1998. The Company had approximately $5.7 billion and $8.3 billion principal amount of debt outstanding (including current maturities) as of March 31, 1999 and March 31, 1998, respectively, at weighted average interest rates of 6.7% and 7.5%, respectively.

Provision for income taxes

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated effective tax rates of 53.5% for 1999 and 55.2% for 1998 were both adversely affected by amortization of intangibles in excess of amounts which are deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the estimated effective tax rates would have been 37.0% for 1999 and 34.4% for 1998.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Equity in loss of affiliates

"Equity in loss of affiliated companies, net of tax" was $16.1 million for the first quarter of 1999 as compared to $7.7 million for the first quarter of 1998, principally reflecting increased losses of United Paramount Network partially offset by the improved performance of Comedy Central.

Minority interest

Minority interest primarily represents the minority ownership of Spelling common stock.

Discontinued operations

For the three months ended March 31, 1998, discontinued operations reflect the net losses of Non-Consumer Publishing and Music which were sold on November 27, 1998 and October 26, 1998, respectively.

Liquidity and Capital Resources

The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures, joint ventures, commitments and payments of principal and interest on its outstanding indebtedness) with internally generated funds, in addition to various external sources of funds. The external sources of funds may include the Company's existing Credit Agreements and amendments thereto, co-financing arrangements by the Company's various divisions relating to the production of entertainment products and/or additional financings.

At March 31, 1999, the Company was in compliance with all debt covenants and had satisfied all financial ratios and tests under the Credit Agreements. The Company expects to be in compliance and satisfy all such covenants and ratios as may be applicable from time to time during 1999.

The Company's scheduled maturities of indebtedness through December 31, 2003, assuming full utilization of the March 1997 Credit Agreements, as amended, are $952 million (1999), $1.7 billion (2000), $1.8 billion (2001), $2.0 billion
(2002) and $350 million (2003). The Company's maturities of long-term debt outstanding at March 31, 1999, excluding capital leases, are $529 million
(1999), $381 million (2000), $305 million (2001), $519 million (2002) and $350 million (2003). As of March 31, 1999, the Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

The commitments of the Company for program license fees, which are not reflected in the balance sheet as of March 31, 1999 and are estimated to aggregate approximately $1.3 billion, principally reflect SNI's commitments of approximately $1.0 billion for the acquisition of programming rights and the production of original programming and exclude intersegment commitments between the Networks and Entertainment segments of approximately $790 million. The estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments to acquire programming rights are contingent

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

Current assets decreased to $4.4 billion as of March 31, 1999 from $5.1 billion as of December 31, 1998, primarily reflecting the use of cash to repurchase convertible preferred stock and normal seasonal reductions in receivables. The allowance for doubtful accounts as a percentage of receivables increased to 7% as of March 31, 1999 from 5% as of December 31, 1998. The change in property and equipment principally reflects capital expenditures of $145.2 million related to capital additions for new and existing video stores, construction of new movie theaters and additional construction and equipment upgrades for the Parks offset by depreciation expense of $114.2 million. Current liabilities decreased approximately 31% to $3.9 billion as of March 31, 1999 from $5.6 billion as of December 31, 1998, reflecting the payment of taxes associated with the sale of Non-Consumer Publishing, payment of accrued expenses and settlement of the 8.0% Merger Debentures. Long-term debt, including current maturities, increased $1.5 billion to $5.7 billion as of March 31, 1999 from $4.2 billion as of December 31, 1998 primarily reflecting the tax payments discussed above and the continued investment in and seasonality of the Company's businesses.

The Company expects to record the majority of its operating cash flows during the second half of the year due to the positive effect of the holiday season on advertising revenues and video store revenues, the summer operation of its parks and the seasonality of the consumer publishing business. Net cash flow from operating activities of negative $925.1 million for the three months ended March 31, 1999 principally reflects the first quarter 1999 tax payment related to the sale of Non-Consumer Publishing and the settlement of the 8.0% Merger Debentures. First quarter 1998 net operating cash flow of negative $266.0 million reflects the reduction in accounts receivable due principally to the asset securitization program and improved operating performance including the impact of Titanic, offset by the tax payment related to the sale of USA Networks and payment of accrued expenses. Net cash expenditures for investing activities of $292.9 million for the three months ended March 31, 1999 principally reflects capital expenditures and acquisitions of video stores and a television station. Net cash expenditures for investing activities of $189.2 million, for the three months ended March 31 1998, principally reflect capital expenditures. Financing activities principally reflect borrowings and repayments of debt during each period presented. Financing activities for the first quarter of 1999 also reflect the repurchase of convertible preferred stock.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Capital Structure

The following table sets forth the Company's long-term debt, net of current portion:

                                        At March 31, 1999   At December 31, 1998
                                        -----------------   --------------------
                                                       (In millions)

Notes payable to banks.................    $ 2,646.1            $   848.3
Senior debt............................      2,309.6              2,308.9
Senior subordinated debt...............         35.3                 36.3
Subordinated debt......................        193.6                475.2
Obligations under capital leases.......        519.2                501.4
Other..................................         41.3                 20.5
                                           ---------            ---------
                                             5,745.1              4,190.6
Less current portion...................        132.2                377.2
                                           ---------            ---------
                                           $ 5,612.9            $ 3,813.4
                                           =========            =========

The notes and debentures are presented net of an aggregate unamortized discount of $27.0 million as of March 31, 1999 and $56.0 million as of December 31, 1998.

On May 6, 1999, the 364-day film financing credit agreement, guaranteed by Viacom International Inc. and the Company, was paid in full and on May 7, 1999, the credit agreement terminated.

Debt, including the current portion, as a percentage of total capitalization of the Company was 33% at March 31, 1999 and 26% at December 31, 1998.

The Company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign exchange rates and interest rates. The Company does not hold or issue financial instruments for speculative trading purposes. The derivative instruments used are foreign exchange forward contracts and options. The foreign exchange contracts have principally been used to hedge the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, the Singapore Dollar, the European Union's common currency (the "Euro") and the European Currency Unit/British Pound relationship. These derivatives, which are over-the-counter instruments, are non-leveraged. Realized gains and losses on contracts that hedge anticipated future cash flows are recognized in "other items, net" and were not material in the periods presented.

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

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Other Matters

On May 6, 1999, Blockbuster Inc., a wholly owned subsidiary of the Company, filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of its Class A common stock.

On March 24, 1999, the Company initiated a repurchase program which was subsequently expanded, to acquire up to $600 million of the Company's common stock and warrants. As of March 31, 1999, the Company had repurchased 1,113,600 shares of Class B Common Stock for approximately $46.5 million. As of May 13, 1999, the Company had repurchased 25,000 shares of Class A Common Stock, 6,837,300 shares of Class B Common Stock and 508,400 Viacom Five-Year Warrants, expiring July 7, 1999, for approximately $304.6 million in the aggregate.

At May 13, 1999 and March 31, 1999, respectively, there were 5,507,274 and 6,032,637 outstanding Viacom Five-Year Warrants, expiring July 7, 1999.

On May 17, 1999, the Company and Spelling Entertainment Group Inc. ("Spelling") announced that they have entered into a definitive merger agreement for the Company's purchase of the shares of Spelling's common stock that it does not already own, approximately 20%, for $9.75 per share in cash. The Spelling Board of Directors approved the merger agreement after approval by a special committee of independent directors, which was advised by separate legal and financial advisors. The merger agreement provides for the commencement of a tender offer by the Company by Friday, May 21, 1999. Under the terms of the merger agreement, each Spelling share that is not purchased in the offer will be acquired by merger as soon as practical thereafter in a second step merger, also for $9.75 per share.

The Board of Directors of the Company declared a 2-for-1 common stock split in the form of a dividend. The additional shares were issued on March 31, 1999 to shareholders of record on March 15, 1999. All common share and per share amounts have been adjusted to reflect the stock split for all periods presented.

On January 5, 1999, the Company repurchased the remaining outstanding shares of its convertible preferred stock from Bell Atlantic Corporation for $612 million in cash.

Year 2000

Overview

The widespread use of computer programs that rely on two-digit dates to perform computations and decision making functions may cause computer systems to malfunction prior to or in the year 2000 ("Y2K") and lead to significant business delays and disruptions in the U.S. and internationally. In December 1997, the Company formalized its Y2K initiative to optimize the divisional Y2K efforts that had already begun, by developing a Company wide program to identify and mitigate Y2K risks. Pursuant to this program, each of the Company's principal business units developed programs to address Y2K exposures. In addition, under the direction of its Board of Directors, the Company has designated a committee of senior officers to oversee these programs and has engaged an independent

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

consulting firm to assist in the review and oversight. At present the Company anticipates completing its program to have substantially all critical and non-critical systems compliant prior to the end of the third quarter of 1999.

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

o Infrastructure includes computers, data and voice communications networks, and other equipment which use embedded chip processors (e.g., inventory movement systems, tape duplication equipment, telephone systems etc.).

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

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

State of Readiness

The Company's Y2K progress as of April 30, 1999 is as follows:

Applications

The inventory and assessment phases for the Company have been completed. Applications status of each operating segment is discussed below.

Networks, Corporate, Online - We have identified 15 critical domestic and 29 critical international applications which primarily relate to program scheduling, finance/payroll and network transmission. The majority of critical domestic applications have been remediated and tested and the remaining systems are scheduled for completion during the second quarter of 1999. International's critical applications are currently being remediated and testing is scheduled for completion in the second and third quarters of 1999. A significant number of domestic and international non-critical applications have been remediated and tested and the remaining applications are scheduled for completion in the second quarter of 1999.

Entertainment - We have identified 71 critical domestic and 50 critical international applications which primarily relate to theatrical and video distribution, TV syndication, theater point-of-sale and finance/payroll. A significant number of critical and non-critical worldwide applications have been remediated and tested and substantially all of the remaining systems are scheduled for completion during the second and third quarters of 1999.

Video - We have identified 16 critical domestic and 6 critical international applications which primarily relate to point-of-sale, warehousing and distribution and finance/payroll. A significant number of critical and non-critical worldwide applications have been remediated and tested and the remaining applications are scheduled for completion during the second and third quarters of 1999.

Publishing - We have identified 13 critical domestic applications which primarily relate to order processing, warehousing and billing. The majority of critical domestic applications have been remediated and tested and the remaining systems are scheduled for completion in the second and third quarters of 1999. A significant number of non-critical applications have been remediated and tested and the remaining systems are scheduled for completion in the second and third quarters of 1999.

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

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Infrastructure

Infrastructure status of each operating segment is discussed below.

Networks, Corporate, Online - The inventory and assessment phases for domestic and international operations have been completed. The majority of the remediation and testing of domestic and international hardware systems have been completed. The remaining infrastructure systems will be completed by the third quarter of 1999.

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

Video - Domestic and international inventory and assessment phases have been completed. The majority of the systems with embedded processors have completed remediation and testing. The remaining hardware systems will be completed during the second and third quarters of 1999.

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

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

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

Costs

Y2K costs have been expensed as incurred, except those costs directly related to the replacement of systems requiring upgrades in the ordinary course of business which have been capitalized. As of April 30, 1999, the Company had incurred costs of approximately $37.1 million, of which $8.9 million has been capitalized. The estimated additional costs to complete the Y2K program are currently expected to approximate $20.1 million, of which approximately $4.9 million are expected to be capitalized. Based on these amounts, the Company does not expect the costs of the Y2K program to have a material effect on its results of operations, financial position or liquidity.

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


                                                       VIACOM INC.
                                             -----------------------------------
                                                       (Registrant)


Date       May 17, 1999                      /s/ Sumner M. Redstone
    --------------------------               -----------------------------------
                                             Sumner M. Redstone
                                             Chairman of the Board of Directors,
                                             Chief Executive Officer


Date       May 17, 1999                      /s/ George S. Smith, Jr.
    --------------------------               -----------------------------------
                                             George S. Smith, Jr.
                                             Senior Vice President,
                                             Chief Financial Officer

                                  Exhibit Index

      11    Statement re Computation of Net Earnings Per Share

      27    Financial Data Schedule