Form 10-Q
period 1999-06-30
VIACOM INC
filed 1999-08-03
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                          Commission file number 1-9553

                                   VIACOM INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       04-2949533
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             identification No.)

   1515 Broadway, New York, New York                                 10036
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)

Registrant's telephone number, including area code          (212) 258-6000
                                                    ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Number of shares of Common Stock Outstanding at July 28, 1999:

      Class A Common Stock, par value $.01 per share - 138,563,497

      Class B Common Stock, par value $.01 per share - 558,085,682

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

                                                                    Three months ended
                                                                        June 30,
                                                                 ----------------------
                                                                    1999         1998
                                                                 ---------    ---------

Revenues .....................................................   $ 3,003.3    $ 2,779.3

Expenses:
   Operating .................................................     1,935.4      2,309.4
   Selling, general and administrative .......................       585.6        503.4
   Depreciation and amortization .............................       200.0        191.9
                                                                 ---------    ---------
             Total expenses ..................................     2,721.0      3,004.7
                                                                 ---------    ---------

Operating income (loss) ......................................       282.3       (225.4)

Other income (expense):
   Interest expense, net .....................................      (106.1)      (156.6)
   Other items, net ..........................................         6.6         (8.1)
                                                                 ---------    ---------
Earnings (loss) from continuing operations before income taxes       182.8       (390.1)

   Benefit (provision) for income taxes ......................      (105.1)       133.0
   Equity in loss of affiliated companies, net of tax ........       (18.2)       (10.6)
   Minority interest .........................................        (0.2)         0.4
                                                                 ---------    ---------
Earnings (loss) from continuing operations ...................        59.3       (267.3)

Discontinued operations (Note 5):
   Loss, net of tax ..........................................          --        (13.7)
   Gain on dispositions ......................................          --          0.3
                                                                 ---------    ---------
Net earnings (loss) ..........................................        59.3       (280.7)
   Cumulative convertible preferred stock dividend requirement          --        (15.0)
                                                                 ---------    ---------
Net earnings (loss) attributable to common stock .............   $    59.3    $  (295.7)
                                                                 =========    =========

Earnings (loss) per common share:
Basic:
   Net earnings (loss) from continuing operations ............   $    0.09    $   (0.40)
   Net earnings (loss) .......................................   $    0.09    $   (0.41)

Diluted:
   Net earnings (loss) from continuing operations ............   $    0.08    $   (0.40)
   Net earnings (loss) .......................................   $    0.08    $   (0.41)

Weighted average number of common shares:
   Basic .....................................................       690.6        713.2
   Diluted ...................................................       705.0        713.2

                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

                                                                     Six months ended
                                                                        June 30,
                                                                 ----------------------
                                                                    1999         1998
                                                                 ---------    ---------

Revenues .....................................................   $ 5,954.4    $ 5,464.9

Expenses:
   Operating .................................................     3,887.6      4,113.6
   Selling, general and administrative .......................     1,109.9        924.6
   Depreciation and amortization .............................       397.1        378.7
                                                                 ---------    ---------
             Total expenses ..................................     5,394.6      5,416.9
                                                                 ---------    ---------

Operating income .............................................       559.8         48.0

Other income (expense):
   Interest expense, net .....................................      (200.4)      (310.7)
   Other items, net ..........................................         5.3         (4.5)
                                                                 ---------    ---------
Earnings (loss) from continuing operations before income taxes       364.7       (267.2)

   Benefit (provision) for income taxes ......................      (202.4)        65.2
   Equity in loss of affiliated companies, net of tax ........       (34.3)       (18.3)
   Minority interest .........................................        (0.3)         0.6
                                                                 ---------    ---------
Earnings (loss) from continuing operations ...................       127.7       (219.7)

Discontinued operations (Note 5):
   Loss, net of tax ..........................................          --        (59.9)
   Gain on dispositions ......................................          --          0.3
                                                                 ---------    ---------
Net earnings (loss) before extraordinary loss ................       127.7       (279.3)
   Extraordinary loss, net of tax ............................       (23.5)          --
                                                                 ---------    ---------

Net earnings (loss) ..........................................       104.2       (279.3)
   Cumulative convertible preferred stock dividend requirement        (0.4)       (30.0)
   Premium on repurchase of preferred stock ..................       (12.0)          --
                                                                 ---------    ---------
Net earnings (loss) attributable to common stock .............   $    91.8    $  (309.3)
                                                                 =========    =========

Earnings (loss) per common share:
Basic:
   Net earnings (loss) from continuing operations ............   $    0.17    $   (0.35)
   Net earnings (loss) .......................................   $    0.13    $   (0.43)

Diluted:
   Net earnings (loss) from continuing operations ............   $    0.16    $   (0.35)
   Net earnings (loss) .......................................   $    0.13    $   (0.43)

Weighted average number of common shares:
   Basic .....................................................       693.4        711.8
   Diluted ...................................................       708.1        711.8

                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

                                                                            June 30,   December 31,
                                                                              1999        1998
                                                                           ---------    ---------
                              Assets
Current Assets:
  Cash and cash equivalents ............................................   $   616.0    $   767.3
  Receivables, less allowances of $109.7 (1999) and
     $98.7 (1998) ......................................................     1,577.6      1,759.1
  Inventory (Note 6) ...................................................     1,738.5      1,805.5
  Other current assets .................................................       883.2        732.6
                                                                           ---------    ---------
        Total current assets ...........................................     4,815.3      5,064.5
                                                                           ---------    ---------

Property and equipment, at cost ........................................     4,912.7      4,537.0
  Less accumulated depreciation ........................................     1,663.9      1,457.5
                                                                           ---------    ---------
         Net property and equipment ....................................     3,248.8      3,079.5
                                                                           ---------    ---------

Inventory (Note 6) .....................................................     2,667.6      2,470.8
Intangibles, at amortized cost .........................................    11,489.7     11,557.3
Other assets ...........................................................     1,582.0      1,441.0
                                                                           ---------    ---------
                                                                           $23,803.4    $23,613.1
                                                                           =========    =========

                      Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable .....................................................   $   420.7    $   499.2
  Accrued compensation .................................................       287.7        410.3
  Participants' share, residuals and royalties payable .................     1,094.3      1,227.5
  Income tax payable ...................................................       195.5        526.5
  Current portion of long-term debt (Note 7) ...........................       328.2        377.2
  Accrued expenses and other ...........................................     1,961.1      2,591.9
                                                                           ---------    ---------
         Total current liabilities .....................................     4,287.5      5,632.6
                                                                           ---------    ---------

Long-term debt (Note 7) ................................................     6,424.3      3,813.4
Other liabilities ......................................................     1,876.8      2,117.5

Commitments and contingencies (Note 8)

Shareholders' Equity:
  Convertible Preferred Stock, par value $.01 per share; 200.0 shares
     authorized; 12.0 (1998) shares issued and outstanding .............          --        600.0
  Class A Common Stock, par value $.01 per share; 200.0 shares
     authorized; 140.5 (1999) and 141.6 (1998) shares issued ...........         1.4          1.4
  Class B Common Stock, par value $.01 per share; 1,000.0 shares
      authorized; 594.8 (1999) and 591.9 (1998) shares issued ..........         5.9          5.9
  Additional paid-in capital ...........................................    10,593.2     10,574.7
  Retained earnings ....................................................     2,017.9      1,932.9
  Accumulated other comprehensive loss (Note 1) ........................       (42.5)       (67.1)
                                                                           ---------    ---------
                                                                            12,575.9     13,047.8
Less treasury stock, at cost; 46.8 (1999) and 38.5 (1998) shares .......     1,361.1        998.2
                                                                           ---------    ---------
         Total shareholders' equity ....................................    11,214.8     12,049.6
                                                                           ---------    ---------
                                                                           $23,803.4    $23,613.1
                                                                           =========    =========

                 See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited; in millions)

                                                                                   Six months ended June 30,
                                                                                   -------------------------
                                                                                       1999        1998
                                                                                       ----        ----

Operating Activities:
Net earnings (loss) .............................................................   $  104.2    $ (279.3)
Adjustments to reconcile net earnings (loss) to net cash flow from operating activities:
  Depreciation and amortization .................................................      397.1       464.9
  Distribution from affiliated companies ........................................       14.4        10.2
  Gain on sale of investment ....................................................         --       (10.7)
  Equity in loss of affiliated companies ........................................       34.3        18.3
  Change in operating assets and liabilities:
      Decrease in receivables ...................................................      181.5       455.5
      Decrease (increase) in inventory and related programming liabilities, net       (266.6)      244.7
      Increase in prepaid expenses and other current assets .....................     (167.2)      (15.3)
      Decrease (increase) in unbilled receivables ...............................      (14.3)       46.5
      Decrease in accounts payable and accrued expenses .........................     (835.3)     (365.0)
      Decrease in taxes payable and deferred income taxes, net ..................     (351.4)     (738.3)
      Increase in deferred income ...............................................       38.2        15.0
      Other, net ................................................................      (40.8)       86.1
                                                                                    --------    --------
Net cash flow from operating activities .........................................     (905.9)      (67.4)
                                                                                    --------    --------

Investing Activities:
   Capital expenditures .........................................................     (320.4)     (264.0)
   Acquisitions, net of cash acquired ...........................................     (277.4)      (72.8)
   Investments in and advances to affiliated companies ..........................      (84.4)      (51.0)
   Proceeds from sales of short-term investments ................................      222.5        53.4
   Purchases of short-term investments ..........................................     (215.3)      (48.8)
   Other, net ...................................................................         --         4.0
                                                                                    --------    --------
Net cash flow from investing activities .........................................     (675.0)     (379.2)
                                                                                    --------    --------

Financing Activities:
   Borrowings from banks, net ...................................................    2,776.6       883.9
   Repurchase of Preferred Stock ................................................     (612.0)         --
   Purchase of treasury stock and warrants ......................................     (402.3)         --
   Repayment of notes and debentures ............................................     (323.1)     (400.0)
   Payment of capital lease obligations .........................................      (44.5)      (35.6)
   Proceeds from exercise of stock options and warrants .........................       42.4        71.7
   Other, net ...................................................................       (7.5)      (29.8)
                                                                                    --------    --------
Net cash flow from financing activities .........................................    1,429.6       490.2
                                                                                    --------    --------
   Net increase (decrease) in cash and cash equivalents .........................     (151.3)       43.6
   Cash and cash equivalents at beginning of the period .........................      767.3       292.3
                                                                                    --------    --------
Cash and cash equivalents at end of period ......................................   $  616.0    $  335.9
                                                                                    ========    ========

Supplemental cash flow information:
   Cash payments for interest, net of amounts capitalized .......................   $  236.5    $  315.1
   Cash payments for income taxes ...............................................   $  524.3    $  620.2

Non cash investing and financing activities:
   Property and equipment acquired under capitalized leases .....................   $  117.5    $   17.6

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

Net Earnings (Loss) per Common Share - Basic earnings per share ("EPS") is computed by dividing the net earnings applicable to common shares by the weighted average of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average of common shares outstanding by the assumed conversion of convertible securities and exercise of stock options only in the periods in which such effect would have been dilutive. Prior period amounts have been adjusted to reflect the effect of the 2-for-1 stock split (see Note 3). The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS:

                                                   Three months ended   Six months ended
                                                         June 30,           June 30,
                                                   ------------------   ----------------
                                                     1999      1998     1999      1998
                                                     ----      ----     ----      ----
Weighted average shares for basic EPS .........     690.6     713.2     693.4     711.8
Incremental shares for stock options & warrants      14.4        --      14.7        --
                                                    -----     -----     -----     -----
Weighted average shares for diluted EPS .......     705.0     713.2     708.1     711.8
                                                    =====     =====     =====     =====

Comprehensive Income (Loss) -- Total comprehensive income (loss) for the Company includes net income and other comprehensive income items including unrealized gain (loss) on securities, cumulative translation adjustments and minimum pension liability adjustments. Total comprehensive income (loss) for the three months ended June 30, 1999 and 1998 was $62.1 million and $(297.8) million, respectively,

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

and for the six months ended June 30, 1999 and 1998 was $128.8 million and $(277.8) million, respectively.

2) SUBSEQUENT EVENTS

On July 19, 1999, Blockbuster Inc., a wholly owned subsidiary of the Company, amended a previously filed registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of 31 million shares of Blockbuster's Class A common stock, representing approximately 17.7% of its shares. The underwriters will be granted an option to acquire up to an additional 4.65 million shares to cover over-allotments. It is currently estimated that the initial public offering price will be between $16 and $18 per share. Blockbuster will use the net proceeds of the offering to repay outstanding indebtedness under its credit agreement.

On July 7, 1999, the Viacom Five-Year Warrants expired. The Company received proceeds of approximately $317 million and issued approximately 9.0 million shares of its Class B Common Stock in connection with the exercise of 4.5 million warrants issued as part of the 1994 acquisition of Paramount Communications.

3) STOCK TRANSACTIONS AND ACQUISITIONS

On March 24, 1999, the Company initiated a repurchase program which was subsequently expanded, to acquire up to $600 million of the Company's common stock and warrants. As of June 30, 1999, the Company had repurchased 25,000 shares of Class A Common Stock, 8,825,800 shares of Class B Common Stock and 1,095,900 Viacom Five-Year Warrants, which expired July 7, 1999, for $393.1 million in the aggregate. During the period June 30 through July 28, 1999, the Company repurchased 690,000 shares of Class B Common Stock and the cumulative repurchase program totaled $423.4 million in the aggregate.

The Board of Directors of the Company declared a 2-for-1 common stock split in the form of a dividend. The additional shares were issued on March 31, 1999 to shareholders of record on March 15, 1999. All common share and per share amounts have been adjusted to reflect the stock split for all periods presented.

On June 21, 1999, the Company completed its tender offer for all outstanding shares of Spelling Entertainment Group Inc. ("Spelling") common stock that it did not already own for $9.75 per share in cash. The tendered shares, along with the shares already owned by the Company, represented approximately 97% of all of the issued and outstanding shares of Spelling. The tender offer was made under the terms of a merger agreement between the Company and Spelling. On June 23, 1999, the Company acquired the remaining outstanding shares of Spelling, approximately 3%, through a merger of Spelling and a wholly owned subsidiary of the Company. As a result of the

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

merger, each share of Spelling common stock was also converted into the right to receive $9.75 in cash. The total consideration for tendered shares and merger was approximately $176 million. The Company has begun the process of integrating certain operations of Spelling into Paramount Television.

4) RECEIVABLES

As of June 30, 1999, the Company had an aggregate of $363.3 million outstanding under revolving receivable securitization programs. Proceeds from the sale of these receivables were used to reduce outstanding borrowings. The resulting loss on the sale of receivables was not material to the Company's financial position and results of operations.

5) DISCONTINUED OPERATIONS

In accordance with Accounting Principles Board Opinion 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Company has presented its educational, professional and reference publishing businesses ("Non-Consumer Publishing") and its music retail stores ("Music") as discontinued operations, as these businesses were sold on November 27, 1998 and October 26, 1998, respectively.

The gain on dispositions for the three and six months ended June 30, 1998 represents the reversal of cable split-off reserves that were no longer required.

Summarized financial results of discontinued operations are as follows:

                                                 Non-Consumer
                                                  Publishing        Music           Total
                                                  ----------        -----           -----
For the three months ended June 30, 1998:
Revenues ................................         $  422.0        $  122.6        $  544.6
Loss from operations before income taxes             (21.6)           (6.8)          (28.4)
Benefit for income taxes ................             12.1             2.6            14.7
Net loss ................................             (9.5)           (4.2)          (13.7)

For the six months ended June 30, 1998:
Revenues ................................         $  690.5        $  255.9        $  946.4
Loss from operations before income taxes            (113.1)          (16.4)         (129.5)
Benefit for income taxes ................             63.3             6.3            69.6
Net loss ................................            (49.8)          (10.1)          (59.9)

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

6) INVENTORY

                                                     June 30, 1999    December 31, 1998
                                                     -------------    -----------------
 Merchandise inventory, including sell-through
  videocassettes .............................         $  303.9         $  381.9
 Videocassette rental inventory ..............            457.8            404.1
 Publishing:
  Finished goods .............................             68.9             59.7
  Work in process ............................              6.6              6.9
  Raw materials ..............................              3.6              2.5
 Other .......................................             28.8             17.7
                                                       --------         --------
                                                          869.6            872.8
   Less current portion ......................            411.8            468.7
                                                       --------         --------
                                                          457.8            404.1
                                                       --------         --------
 Theatrical and television inventory:
   Theatrical and television productions:
    Released .................................          1,828.1          1,800.4
    Completed, not released ..................             38.5             35.9
    In process and other .....................            381.8            321.0
 Program rights ..............................          1,288.1          1,246.2
                                                       --------         --------
                                                        3,536.5          3,403.5
 Less current portion ........................          1,326.7          1,336.8
                                                       --------         --------
                                                        2,209.8          2,066.7
                                                       --------         --------

Total Current Inventory ......................         $1,738.5         $1,805.5
                                                       ========         ========
Total Non-Current Inventory ..................         $2,667.6         $2,470.8
                                                       ========         ========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

7) LONG-TERM DEBT

The following table sets forth the Company's long-term debt, net of current portion:

                                                                              June 30, 1999   December 31, 1998
                                                                              -------------   -----------------

Notes payable to banks .................................................         $3,646.8         $  868.5
5.875% Senior Notes due 2000, net of unamortized discount
   of $.1 (1999) and $.2 (1998) ........................................            149.9            149.8
7.5% Senior Notes due 2002, net of unamortized discount
   of $1.1 (1999) and $1.3 (1998) ......................................            248.9            248.7
6.75% Senior Notes due 2003, net of unamortized discount
   of $.2 (1999 and 1998) ..............................................            349.8            349.8
7.75% Senior Notes due 2005, net of unamortized discount
   of $5.5 (1999) and $5.9 (1998) ......................................            965.5            965.0
7.625% Senior Debentures due 2016, net of unamortized
   discount of $1.2 (1999 and 1998) ....................................            198.8            198.7
8.25% Senior Debentures due 2022, net of unamortized
   discount of $2.5 (1999) and $2.6 (1998) .............................            247.5            247.4
7.5% Senior Debentures due 2023, net of unamortized
   discount of $.4 (1999) and $.5 (1998) ...............................            149.6            149.5
10.25% Senior Subordinated Notes due 2001 ..............................             35.3             36.3
8.0% Merger Debentures due 2006, net of unamortized
   discount of $15.8 (1999) and $44.1 (1998) ...........................            194.2            475.2
Other Notes ............................................................               --               .3
Obligations under capital leases .......................................            566.2            501.4
                                                                                 --------         --------
                                                                                  6,752.5          4,190.6
Less current portion ...................................................            328.2            377.2
                                                                                 --------         --------
                                                                                 $6,424.3         $3,813.4
                                                                                 ========         ========

On July 7, 1999, the Company completed the redemption of the remaining $210 million principal amount of its 8.0% Merger Debentures.

On June 21, 1999, Blockbuster Inc. entered into a $1.9 billion unsecured credit agreement (the "Blockbuster Credit Agreement") with a syndicate of banks. The Blockbuster Credit Agreement is comprised of a $700 million revolving loan due July 1, 2004, a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004, and a $600 million revolving loan due June 19, 2000. A varying commitment fee is charged on the unused amount of the revolving loans. Interest rates are based on the prime rate or LIBOR at Blockbuster's option at the time of borrowing.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

The Blockbuster Credit Agreement contains covenants, which, among other things, relates to the payment of dividends, repurchase of Blockbuster's common stock or other distributions and also requires compliance with financial covenants with respect to a maximum leverage ratio and a minimum fixed charge ratio.

On June 23, 1999, Blockbuster Inc. borrowed $1.6 billion, comprised of $400 million borrowed under the long-term revolving loan, $600 million borrowed under the term loan, and $600 million under the short-term revolving loan. The weighted average interest rates at June 30, 1999 for these borrowings are 6.9%, 6.9%, and 6.8%, respectively. The proceeds of the borrowings were used to pay amounts owed to the Company. The Company used such proceeds to permanently reduce its commitments under the March 1997 Credit Agreements by $1.139 billion.

On May 21, 1999, the Company amended the March 1997 Credit Agreements to, among other things, provide for the Blockbuster Credit Agreement.

On May 6, 1999, the 364-day film financing credit agreement, guaranteed by Viacom International Inc. and the Company, was paid in full and on May 7, 1999, the credit agreement terminated.

As of June 30, 1999, the Company's scheduled maturities of indebtedness through December 31, 2003, assuming full utilization of the March 1997 Credit Agreements, as amended, and the Blockbuster Credit Agreement are $245.2 million
(1999), $1.6 billion (2000), $1.8 billion (2001), $2.2 billion (2002) and $625.0 million (2003). The Company's maturities of long-term debt outstanding at June 30, 1999, excluding capital leases, are $245.2 million (1999), $882.5 million
(2000), $304.6 million (2001), $2.0 billion (2002) and $625.0 million (2003).
The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

8) COMMITMENTS AND CONTINGENCIES

The commitments of the Company for program license fees, which are not reflected in the balance sheet as of June 30, 1999 and are estimated to aggregate $1.2 billion, principally reflect Showtime Networks Inc.'s ("SNI's") commitments of $918.9 million for the acquisition of programming rights and the production of original programming, and exclude intersegment commitments between the Networks and Entertainment segments of $847.2 million. The estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments to acquire programming rights are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

9) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated effective tax rates of 55.5% for 1999 and 54.7% for 1998 were both adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the estimated effective tax rates would have been 37.7% for 1999 and 28.1% for 1998.

Due to the unusual nature of the 1998 second quarter charge associated with the change in accounting for rental tape amortization, the full income tax effect is reflected in the second quarter 1998 tax provision and is excluded from the estimated annual effective tax rate.

10) OPERATING SEGMENTS

The following table sets forth the Company's financial performance by operating segment. Prior period results have been reclassified to conform to the new presentation. Intersegment revenues, recorded at fair market value, of the Entertainment segment were $58.8 million and $108.4 million for the three and six months ended June 30, 1999 and $25.7 million and $56.0 million for the three and six months ended June 30, 1998, respectively. All other intersegment revenues were immaterial for each of the periods presented.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

                                           Three months ended           Six months ended
                                                 June 30,                  June 30,
                                        ----------------------      ----------------------
                                           1999         1998          1999          1998
                                        --------      --------      --------      --------

Revenues:
Networks ..........................     $  704.4      $  597.3      $1,368.2      $1,142.0
Entertainment .....................      1,025.2       1,043.1       2,117.5       2,162.0
Video .............................      1,041.7         890.0       2,154.7       1,821.2
Parks .............................        148.4         151.2         158.9         164.0
Publishing ........................        145.8         122.5         268.5         230.9
Online ............................          5.2           2.5           9.9           4.7
Intercompany eliminations .........        (67.4)        (27.3)       (123.3)        (59.9)
                                        --------      --------      --------      --------
    Total revenues ................     $3,003.3      $2,779.3      $5,954.4      $5,464.9
                                        ========      ========      ========      ========

EBITDA:
Networks ..........................     $  219.3      $  175.1      $  420.8      $  325.4
Entertainment .....................        165.8         153.5         328.6         327.3
Video .............................        104.5        (359.2)        249.6        (192.0)
Parks .............................         28.6          27.5          25.9          25.4
Publishing ........................         16.9           9.6          22.6          14.0
Online ............................         (6.0)         (0.2)         (7.0)          0.3
                                        --------      --------      --------      --------
        Total segment EBITDA ......        529.1           6.3       1,040.5         500.4

Reconciliation to operating income:
Corporate/Eliminations ............        (46.8)        (39.8)        (83.6)        (73.7)
Depreciation and amortization .....       (200.0)       (191.9)       (397.1)       (378.7)
                                        --------      --------      --------      --------
        Total operating income ....     $  282.3      $ (225.4)     $  559.8      $   48.0
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

                                                                  Three Months Ended June 30, 1999
                                               --------------------------------------------------------------------
                                                                               Non-                      Viacom
                                                 Viacom       Viacom        Guarantor                     Inc.
                                                  Inc.     International    Affiliates   Eliminations  Consolidated
                                                  ----     -------------    ----------   ------------  ------------

Revenues .................................     $   10.2      $  485.4       $2,616.3      $ (108.6)     $3,003.3

Expenses:
   Operating .............................          9.0         158.6        1,876.4        (108.6)      1,935.4
   Selling, general and administrative ...          0.4         189.5          395.7            --         585.6
   Depreciation and amortization .........          0.9          21.6          177.5            --         200.0
                                               --------      --------       --------      --------      --------
     Total expenses ......................         10.3         369.7        2,449.6        (108.6)      2,721.0
                                               --------      --------       --------      --------      --------

Operating income (loss) ..................         (0.1)        115.7          166.7            --         282.3

Other income (expense):
   Interest expense, net .................        (96.1)         27.3          (37.3)           --        (106.1)
   Other items, net ......................         (5.1)          5.6            6.1            --           6.6
                                               --------      --------       --------      --------      --------
Earnings (loss) from continuing operations
   before income taxes ...................       (101.3)        148.6          135.5            --         182.8
   Benefit (provision) for income taxes ..         41.5         (60.9)         (85.7)           --        (105.1)
   Equity in earnings (loss) of affiliated
      companies, net of tax ..............        119.1          31.4          (23.9)       (144.8)        (18.2)
   Minority interest .....................           --            --           (0.2)           --          (0.2)
                                               --------      --------       --------      --------      --------
Net earnings .............................     $   59.3      $  119.1       $   25.7      $ (144.8)     $   59.3
                                               ========      ========       ========      ========      ========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

                                                                           Six Months Ended June 30, 1999
                                                    ----------------------------------------------------------------------------
                                                                                      Non-                             Viacom
                                                      Viacom         Viacom        Guarantor                            Inc.
                                                       Inc.       International    Affiliates      Eliminations     Consolidated
                                                       ----       -------------    ----------      ------------     ------------

Revenues ....................................       $   19.3        $  937.7        $5,114.4        $ (117.0)       $5,954.4

Expenses:
  Operating .................................           18.5           306.9         3,679.2          (117.0)        3,887.6
  Selling, general and administrative .......            1.2           358.4           750.3              --         1,109.9
  Depreciation and amortization .............            1.8            44.0           351.3              --           397.1
                                                    --------        --------        --------        --------        --------
    Total expenses ..........................           21.5           709.3         4,780.8          (117.0)        5,394.6
                                                    --------        --------        --------        --------        --------

Operating income (loss) .....................           (2.2)          228.4           333.6              --           559.8

Other income (expense):
  Interest expense, net .....................         (177.4)           50.2           (73.2)             --          (200.4)
  Other items, net ..........................          (10.5)            5.0            10.8              --             5.3
                                                    --------        --------        --------        --------        --------
Earnings (loss) from continuing operations
  before income taxes .......................         (190.1)          283.6           271.2              --           364.7
  Benefit (provision) for income taxes ......           77.9          (116.2)         (164.1)             --          (202.4)
  Equity in earnings (loss) of affiliated
    companies, net of tax ...................          239.6            72.5           (43.8)         (302.6)          (34.3)
  Minority interest .........................             --              --            (0.3)             --            (0.3)
                                                    --------        --------        --------        --------        --------
Net earnings before extraordinary loss                 127.4           239.9            63.0          (302.6)          127.7
  Extraordinary loss, net of tax ............          (23.2)           (0.3)             --              --           (23.5)
                                                    --------        --------        --------        --------        --------
Net earnings ................................          104.2           239.6            63.0          (302.6)          104.2
  Cumulative convertible preferred
    stock dividend requirement ..............           (0.4)             --              --              --            (0.4)
  Premium on repurchase of preferred stock ..          (12.0)             --              --              --           (12.0)
                                                    --------        --------        --------        --------        --------
Net earnings attributable to
    common stock ............................       $   91.8        $  239.6        $   63.0        $ (302.6)       $   91.8
                                                    ========        ========        ========        ========        ========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

                                                                          Three Months Ended June 30, 1998
                                                 --------------------------------------------------------------------------
                                                                                   Non-                           Viacom
                                                   Viacom         Viacom        Guarantor                          Inc.
                                                    Inc.       International    Affiliates      Eliminations   Consolidated
                                                    ----       -------------    ----------      ------------   ------------

Revenues .................................       $   10.5        $  392.0        $2,383.6        $   (6.8)       $2,779.3

Expenses:
  Operating ..............................            7.2           138.3         2,170.7            (6.8)        2,309.4
  Selling, general and administrative ....            0.4           152.2           350.8              --           503.4
  Depreciation and amortization ..........            0.6            23.3           168.0              --           191.9
                                                 --------        --------        --------        --------        --------
    Total expenses .......................            8.2           313.8         2,689.5            (6.8)        3,004.7
                                                 --------        --------        --------        --------        --------

Operating income (loss) ..................            2.3            78.2          (305.9)             --          (225.4)

Other income (expense):
  Interest expense, net ..................         (137.3)           (9.1)          (10.2)             --          (156.6)
  Other items, net .......................           (6.5)           (0.7)           (0.9)             --            (8.1)
                                                 --------        --------        --------        --------        --------
Earnings (loss) from continuing operations
  before income taxes ....................         (141.5)           68.4          (317.0)             --          (390.1)
  Benefit (provision) for income taxes ...           56.7           (27.2)          103.5              --           133.0
  Equity in loss of affiliated companies,
    net of tax ...........................         (195.9)         (237.4)          (14.2)          436.9           (10.6)
  Minority interest ......................             --              --             0.4              --             0.4
                                                 --------        --------        --------        --------        --------
Loss from continuing operations ..........         (280.7)         (196.2)         (227.3)          436.9          (267.3)
Discontinued operations:
  Loss from discontinued operations ......             --              --           (13.7)             --           (13.7)
  Gain on dispositions ...................             --             0.3              --              --             0.3
                                                 --------        --------        --------        --------        --------
Net loss .................................         (280.7)         (195.9)         (241.0)          436.9          (280.7)
  Cumulative convertible preferred
    stock dividend requirement ...........          (15.0)             --              --              --           (15.0)
                                                 --------        --------        --------        --------        --------
Net loss attributable to common stock ....       $ (295.7)       $ (195.9)       $ (241.0)       $  436.9        $ (295.7)
                                                 ========        ========        ========        ========        ========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

                                                                           Six Months Ended June 30, 1998
                                                 ---------------------------------------------------------------------------
                                                                                    Non-                            Viacom
                                                    Viacom         Viacom        Guarantor                           Inc.
                                                     Inc.       International    Affiliates      Eliminations   Consolidated
                                                     ----       -------------    ----------      ------------   ------------

Revenues .................................       $   20.6        $  737.9        $4,719.2        $  (12.8)       $5,464.9

Expenses:
  Operating ..............................           17.4           263.3         3,845.7           (12.8)        4,113.6
  Selling, general and administrative ....            1.4           270.9           652.3              --           924.6
  Depreciation and amortization ..........            1.2            41.7           335.8              --           378.7
                                                 --------        --------        --------        --------        --------
    Total expenses .......................           20.0           575.9         4,833.8           (12.8)        5,416.9
                                                 --------        --------        --------        --------        --------

Operating income (loss) ..................            0.6           162.0          (114.6)             --            48.0

Other income (expense):
  Interest expense, net ..................         (264.8)          (21.0)          (24.9)             --          (310.7)
  Other items, net .......................           (9.1)            8.1            (3.5)             --            (4.5)
                                                 --------        --------        --------        --------        --------
Earnings (loss) from continuing operations
  before income taxes ....................         (273.3)          149.1          (143.0)             --          (267.2)
  Benefit (provision) for income taxes ...          112.0           (61.1)           14.3              --            65.2
  Equity in loss of affiliated companies,
    net of tax ...........................         (118.0)         (207.5)          (25.2)          332.4           (18.3)
  Minority interest ......................             --             1.2            (0.6)             --             0.6
                                                 --------        --------        --------        --------        --------
Loss from continuing operations ..........         (279.3)         (118.3)         (154.5)          332.4          (219.7)
Discontinued operations:
  Loss from discontinued operations ......             --              --           (59.9)             --           (59.9)
  Gain on dispositions ...................             --             0.3              --              --             0.3
                                                 --------        --------        --------        --------        --------
Net loss .................................         (279.3)         (118.0)         (214.4)          332.4          (279.3)
  Cumulative convertible preferred
    stock dividend requirement ...........          (30.0)             --              --              --           (30.0)
                                                 --------        --------        --------        --------        --------
Net loss attributable to
  common stock ...........................       $ (309.3)       $ (118.0)       $ (214.4)       $  332.4        $ (309.3)
                                                 ========        ========        ========        ========        ========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

                                                                              June 30, 1999
                                               ------------------------------------------------------------------------------
                                                                                  Non-
                                                  Viacom          Viacom        Guarantor                         Viacom Inc.
                                                   Inc.        International    Affiliates       Eliminations    Consolidated
                                                   ----        -------------    ----------       ------------    ------------
Assets
Current Assets:
     Cash and cash equivalents .........       $    10.3        $   452.4       $   153.3        $      --        $   616.0
     Receivables, net ..................             9.1            303.7         1,337.4            (72.6)         1,577.6
     Inventory .........................            11.5            154.5         1,572.5               --          1,738.5
     Other current assets ..............             1.2            235.7           646.3               --            883.2
                                               ---------        ---------       ---------       ----------        ---------
        Total current assets ...........            32.1          1,146.3       $ 3,709.5            (72.6)         4,815.3

Property and equipment, at cost ........            14.1            632.9         4,265.7               --          4,912.7
     Less accumulated depreciation .....             3.7            209.8         1,450.4               --          1,663.9
                                               ---------        ---------       ---------       ----------        ---------
         Net property and equipment ....            10.4            423.1         2,815.3               --          3,248.8

Inventory ..............................              --            447.1         2,220.5               --          2,667.6
Intangibles, at amortized cost .........           107.9            522.0        10,859.8               --         11,489.7
Investments in consolidated subsidiaries         6,407.3         15,366.2              --        (21,773.5)              --
Other assets ...........................            63.0            154.6         1,497.5           (133.1)         1,582.0
                                               ---------        ---------       ---------       ----------        ---------
                                               $ 6,620.7        $18,059.3       $21,102.6       $(21,979.2)       $23,803.4
                                               =========        =========       =========       ==========        =========

Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable ...................       $      --        $    64.4       $   391.2        $   (34.9)       $   420.7
    Accrued compensation ...............              --             67.1           220.6               --            287.7
    Participants' share, residuals and
        royalties payable ..............              --               --         1,094.3               --          1,094.3
    Income tax payable .................           (16.1)           876.0          (128.2)          (536.2)           195.5
    Current portion of long-term debt ..           194.2             18.4           115.6               --            328.2
    Accrued expenses and other .........            92.5            641.7         1,334.9           (108.0)         1,961.1
                                               ---------        ---------       ---------       ----------        ---------
     Total current liabilities .........           270.6          1,667.6         3,028.4           (679.1)         4,287.5
                                               ---------        ---------       ---------       ----------        ---------

Long-term debt .........................         3,177.6          1,037.2         2,209.5               --          6,424.3
Other liabilities ......................       (12,176.0)         2,593.4         7,505.5          3,953.9          1,876.8

Shareholders' equity:
    Preferred Stock ....................              --            104.1            20.4           (124.5)              --
    Common Stock .......................             7.3            230.4         1,907.4         (2,137.8)             7.3
    Additional paid-in capital .........        10,593.2          7,334.6         6,540.2        (13,874.8)        10,593.2
    Retained earnings ..................         6,109.1          5,061.5           (35.8)        (9,116.9)         2,017.9
    Accumulated other comprehensive
       income (loss) ...................              --             30.5           (73.0)              --            (42.5)
                                               ---------        ---------       ---------       ----------        ---------
                                                16,709.6         12,761.1         8,359.2        (25,254.0)        12,575.9
    Less treasury stock, at cost .......         1,361.1               --              --               --          1,361.1
                                               ---------        ---------       ---------       ----------        ---------
      Total shareholders' equity .......        15,348.5         12,761.1         8,359.2        (25,254.0)        11,214.8
                                               ---------        ---------       ---------       ----------        ---------
                                               $ 6,620.7        $18,059.3       $21,102.6       $(21,979.2)       $23,803.4
                                               =========        =========       =========       ==========        =========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

                                                                             December 31, 1998
                                               ------------------------------------------------------------------------------
                                                                                  Non-
                                                  Viacom          Viacom        Guarantor                         Viacom Inc.
                                                   Inc.        International    Affiliates      Eliminations     Consolidated
                                                   ----        -------------    ----------      ------------     ------------
Assets
Current Assets:
     Cash and cash equivalents .........       $   406.4        $   189.5       $   171.4        $      --        $   767.3
     Receivables, net ..................             9.5            319.5         1,458.0            (27.9)         1,759.1
     Inventory .........................            11.5            131.9         1,662.1               --          1,805.5
     Other current assets ..............             0.9            160.9           570.8               --            732.6
                                               ---------        ---------       ---------       -----------       ---------
       Total current assets ............           428.3            801.8         3,862.3            (27.9)         5,064.5

Property and equipment .................            13.6            602.3         3,921.1               --          4,537.0
     Less accumulated depreciation .....             3.0            188.6         1,265.9               --          1,457.5
                                               ---------        ---------       ---------       -----------       ---------
       Net property and equipment ......            10.6            413.7         2,655.2               --          3,079.5

Inventory ..............................              --            400.1         2,070.7               --          2,470.8
Intangibles, at amortized cost .........           109.4            530.9        10,917.0               --         11,557.3
Investments in consolidated subsidiaries         5,796.0         15,701.9              --        (21,497.9)              --
Other assets ...........................            83.4          1,541.4         1,795.3         (1,979.1)         1,441.0
                                               ---------        ---------       ---------       -----------       ---------
                                               $ 6,427.7        $19,389.8       $21,300.5       $(23,504.9)       $23,613.1
                                               =========        =========       =========       ===========       =========

Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable ...................       $      --        $    68.0       $   474.4        $   (43.2)       $   499.2
    Accrued compensation ...............              --            144.4           265.9               --            410.3
    Participants' share, residuals and
      royalties payable ................              --               --         1,227.5               --          1,227.5
    Income taxes payable ...............              --          1,257.5          (139.7)          (591.3)           526.5
    Current portion of long-term debt ..           282.4             13.5            81.3               --            377.2
    Accrued expenses and other .........           612.7            663.6         1,351.5            (35.9)         2,591.9
                                               ---------        ---------       ---------       -----------       ---------
       Total current liabilities .......           895.1          2,147.0         3,260.9           (670.4)         5,632.6
                                               ---------        ---------       ---------       -----------       ---------

Long-term debt .........................         2,214.6          1,050.4           548.4               --          3,813.4
Other liabilities ......................       (12,834.8)         3,458.2         9,008.6          2,485.5          2,117.5

Shareholders' equity:
    Preferred Stock ....................           600.0            104.1            20.4           (124.5)           600.0
    Common Stock .......................             7.3            228.7         1,985.3         (2,214.0)             7.3
    Additional paid-in capital .........        10,519.6          7,545.4         6,676.9        (14,167.2)        10,574.7
    Retained earnings ..................         6,024.1          4,821.9           (98.8)        (8,814.3)         1,932.9
    Accumulated other comprehensive
      income (loss) ....................              --             34.1          (101.2)              --            (67.1)
                                               ---------        ---------       ---------       -----------       ---------
                                                17,151.0         12,734.2         8,482.6        (25,320.0)        13,047.8
    Less treasury stock, at cost .......           998.2               --              --               --            998.2
                                               ---------        ---------       ---------       -----------       ---------
      Total shareholders' equity .......        16,152.8         12,734.2         8,482.6        (25,320.0)        12,049.6
                                               ---------        ---------       ---------       -----------       ---------
                                               $ 6,427.7        $19,389.8       $21,300.5       $(23,504.9)       $23,613.1
                                               =========        =========       =========       ===========       =========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

                                                                               Six Months Ended June 30, 1999
                                                      --------------------------------------------------------------------------
                                                                                        Non-
                                                         Viacom         Viacom        Guarantor                      Viacom Inc.
                                                          Inc.       International    Affiliates    Eliminations    Consolidated
                                                          ----       -------------    ----------    ------------    ------------

Net cash flow from operating activities .......       $ (379.1)       $ (242.7)       $ (284.1)       $     --       $ (905.9)

Investing Activities:
  Capital expenditures ........................             --           (50.6)         (269.8)             --         (320.4)
  Acquisitions, net of cash acquired ..........         (160.9)             --          (116.5)             --         (277.4)
  Investments in and advances to
    affiliated companies ......................             --           (16.2)          (68.2)             --          (84.4)
  Purchases of short-term investments .........             --          (215.3)             --              --         (215.3)
  Proceeds from sales of short-term investments             --           222.5              --              --          222.5
                                                      --------        --------        --------        --------       --------
Net cash flow from investing activities .......         (160.9)          (59.6)         (454.5)             --         (675.0)
                                                      --------        --------        --------        --------       --------


Financing Activities:
  Net borrowings from banks ...................        1,165.4              --         1,611.2              --        2,776.6
  Repurchase of Preferred Stock ...............         (612.0)             --              --              --         (612.0)
  Purchase of treasury stock and warrants .....         (402.3)             --              --              --         (402.3)
  Repayment of notes and debentures ...........         (321.6)           (1.5)             --              --         (323.1)
  Payment of capital lease obligations ........             --           (14.9)          (29.6)             --          (44.5)
  Increase (decrease) in intercompany
    payables ..................................          279.5           581.6          (861.1)             --             --
  Proceeds from exercise of stock options
    and warrants ..............................           42.4              --              --              --           42.4
  Other, net ..................................           (7.5)             --              --              --           (7.5)
                                                      --------        --------        --------        --------       --------
Net cash flow from financing activities .......          143.9           565.2           720.5              --        1,429.6
                                                      --------        --------        --------        --------       --------
  Net increase (decrease) in cash and
     cash equivalents .........................         (396.1)          262.9           (18.1)             --         (151.3)
  Cash and cash equivalents at beginning
    of period .................................          406.4           189.5           171.4              --          767.3
                                                      --------        --------        --------        --------       --------
Cash and cash equivalents at end of period ....       $   10.3        $  452.4        $  153.3        $     --       $  616.0
                                                      ========        ========        ========        ========       ========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

                                                                       Six Months Ended June 30, 1998
                                                    ------------------------------------------------------------------
                                                                                  Non-
                                                      Viacom        Viacom      Guarantor                  Viacom Inc.
                                                       Inc.     International   Affiliates  Eliminations  Consolidated
                                                       ----     -------------   ----------  ------------  ------------

Net cash flow from operating activities .......     $ (183.5)     $ (860.5)     $  976.6      $     --     $  (67.4)
                                                    --------      --------      --------      --------     --------

Investing Activities:
  Capital expenditures ........................           --         (55.4)       (208.6)           --       (264.0)
  Acquisitions, net of cash acquired ..........        (11.1)           --         (61.7)           --        (72.8)
  Investments in and advances to
    affiliated companies ......................           --          (0.1)        (50.9)           --        (51.0)
  Purchases of short-term investments .........           --         (48.8)           --            --        (48.8)
  Proceeds from sales of short-term investments           --          53.4            --            --         53.4
  Other, net ..................................           --          13.3          (9.3)           --          4.0
                                                    --------      --------      --------      --------     --------
Net cash flow from investing activities .......        (11.1)        (37.6)       (330.5)           --       (379.2)
                                                    --------      --------      --------      --------     --------


Financing Activities:
  Borrowings from banks, net ..................      1,041.3        (109.0)        (48.4)           --        883.9
  Repayment of notes and debentures ...........       (150.0)       (250.0)           --            --       (400.0)
  Payment of capital lease obligations ........           --         (12.4)        (23.2)           --        (35.6)
  Increase (decrease) in intercompany
    payables ..................................       (675.3)      1,303.7        (628.4)           --           --
  Proceeds from exercise of stock options
    and warrants ..............................         71.7            --            --            --         71.7
  Payment of Preferred Stock dividends ........        (30.0)           --            --            --        (30.0)
  Other, net ..................................           --            --           0.2            --          0.2
                                                    --------      --------      --------      --------     --------
Net cash flow from financing activities .......        257.7         932.3        (699.8)           --        490.2
                                                    --------      --------      --------      --------     --------
  Net increase (decrease) in cash and
    cash equivalents ..........................         63.1          34.2         (53.7)           --         43.6
  Cash and cash equivalents at beginning
    of period .................................          0.1          91.5         200.7            --        292.3
                                                    --------      --------      --------      --------     --------
Cash and cash equivalents at end of period ....     $   63.2      $  125.7      $  147.0      $     --     $  335.9
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

The following tables set forth revenues and operating income by business segment, for the three months and six months ended June 30, 1999 and 1998. Results for the periods presented exclude contributions from the Company's educational, professional and reference publishing businesses ("Non-Consumer Publishing") and music retail stores ("Music") which were sold on November 27, 1998 and October 26, 1998, respectively. (See Note 5 of Notes to Consolidated Financial Statements).

                                      Three months ended         Percent        Six months ended         Percent
                                          June 30,                B/(W)             June 30,              B/(W)
                                    ------------------            -----        ------------------         -----
                                    1999          1998                         1999          1998
                                    ----          ----                         ----          ----
                                      (In millions)                               (In millions)
Revenues:
Networks ...................     $  704.4      $  597.3            18%      $1,368.2      $1,142.0         20%
Entertainment ..............      1,025.2       1,043.1            (2)       2,117.5       2,162.0         (2)
Video ......................      1,041.7         890.0            17        2,154.7       1,821.2         18
Parks ......................        148.4         151.2            (2)         158.9         164.0         (3)
Publishing .................        145.8         122.5            19          268.5         230.9         16
Online .....................          5.2           2.5           108            9.9           4.7        111
Intercompany eliminations ..        (67.4)        (27.3)         (147)        (123.3)        (59.9)      (106)
                                 --------      --------                     --------      --------
           Total ...........     $3,003.3      $2,779.3             8       $5,954.4      $5,464.9          9
                                 --------      --------                     --------      --------


Operating income (loss): (a)
Networks ...................     $  190.1      $  147.0            29%      $  362.8      $  274.2         32%
Entertainment ..............        114.7         106.9             7          227.8         234.5         (3)
Video ......................          7.5        (453.4)           NM           57.8        (381.0)        NM
Parks ......................         15.4          14.6             5           (0.6)         (0.5)       (20)
Publishing .................         12.4           5.3           134           13.7           5.4        154
Online .....................         (6.0)         (0.2)           NM           (7.0)          0.3         NM
                                 --------      --------                     --------      --------
           Segment Total ...        334.1        (179.8)           NM          654.5         132.9        392
Corporate/Eliminations .....        (51.8)        (45.6)          (14)         (94.7)        (84.9)       (12)
                                 --------      --------                     --------      --------
           Total ...........     $  282.3      $ (225.4)           NM       $  559.8      $   48.0         NM
                                 --------      --------                     --------      --------

NM -- Not meaningful

(a) Operating income (loss) is defined as net earnings (loss) before extraordinary loss (net of tax), discontinued operations (net of tax), minority interest, equity in loss of affiliated companies (net of tax), provision for income taxes, other items (net) and interest expense (net).

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition

EBITDA

The following table sets forth EBITDA (defined as operating income (loss) before depreciation and amortization) for the three months and six months ended June 30, 1999 and 1998. EBITDA does not reflect the effect of significant amounts of amortization of goodwill related to business combinations accounted for under the purchase method.

While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

                                 Three months ended         Percent         Six months ended          Percent
                                      June 30,               B/(W)              June 30,               B/(W)
                                ------------------           -----         ------------------          -----
                                1999          1998                         1999          1998
                                ----          ----                         ----          ----
                                     (In millions)                            (In millions)
EBITDA:
Networks ...............     $  219.3      $  175.1            25%      $  420.8      $  325.4            29%
Entertainment ..........        165.8         153.5             8          328.6         327.3            --
Video ..................        104.5        (359.2)           NM          249.6        (192.0)           NM
Parks ..................         28.6          27.5             4           25.9          25.4             2
Publishing .............         16.9           9.6            76           22.6          14.0            61
Online .................         (6.0)         (0.2)           NM           (7.0)          0.3            NM
                             --------      --------                     --------      --------
         Segment Total..        529.1           6.3            NM        1,040.5         500.4           108
Corporate/Eliminations..        (46.8)        (39.8)          (18)         (83.6)        (73.7)          (13)
                             --------      --------                     --------      --------
         Total .........     $  482.3      $  (33.5)           NM       $  956.9      $  426.7           124
                             ========      ========                     ========      ========

NM - Not meaningful

Results of Operations

Revenues increased 8% to $3.0 billion and 9% to $5.95 billion for the three-and six-month periods ended June 30, 1999, respectively, from $2.78 billion and $5.46 billion for the same prior-year periods. Revenue increases were paced by gains in the Networks, Video and Publishing segments. Networks recorded higher advertising revenues and affiliate fees for the periods presented. Video's revenue gains were led by domestic same-store rental revenue increases of 13% for the second quarter and 17% for the six months then ended and the increased number of Company-owned stores in operation in 1999.

Total expenses decreased 9% to $2.7 billion for the second quarter of 1999 from $3.0 billion for the second quarter of 1998 and remained constant at $5.4 billion for the comparable six-month periods. The second quarter of 1998 includes the charge taken by Blockbuster of $424.3 million associated with an adjustment to the carrying value of rental tapes due to a new method of accounting.

Excluding the impact of the Blockbuster charge, EBITDA and operating income increased 23% to $482.3 million and 42% to $282.3 million, respectively, for the second quarter, and 12% to $956.9 million and 19% to $559.8 million, respectively, for the six months ended June 30, 1999.

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition

Segment Results of Operations

Networks (Basic Cable and Premium Subscription Television Program Services)

                        Three months ended   Percent     Six months ended    Percent
                             June 30,         B/(W)          June 30,         B/(W)
                         ----------------     -----     ------------------    -----
                         1999        1998               1999          1998
                         ----        ----               ----          ----
                          (In millions)                   (In millions)
Revenues             $  704.4     $  597.3     18%    $1,368.2     $1,142.0    20%
Operating Income     $  190.1     $  147.0     29     $  362.8     $  274.2    32
EBITDA               $  219.3     $  175.1     25     $  420.8     $  325.4    29

The Networks segment is comprised of MTV Networks ("MTVN"), basic cable television program services and Showtime Networks Inc. ("SNI"), premium subscription television program services.

For the second quarter of 1999, MTVN revenues of $506.6 million, EBITDA of $187.9 million and operating income of $164.5 million increased 22%, 28% and 31%, respectively. For the six months ended June 30, 1999, MTVN revenues of $975.6 million, EBITDA of $359.9 million and operating income of $313.9 million increased 26%, 28% and 30%, respectively, over the same six-month period last year. The increase in MTVN's revenues principally reflects higher worldwide advertising revenues of 21% and 24% for the second quarter and six months then ended, respectively, and higher affiliate fees of 12% for the quarter and 13% for the six months then ended, as well as the ongoing success of MTVN's licensing programs, including RUGRATS. Advertising revenues for the second quarter and six months were primarily driven by rate increases at VH1, MTV and Nickelodeon and for the year to date period, higher unit volume at MTV. MTVN's EBITDA and operating income gains were driven by the increased revenues partially offset by increased programming, production and marketing expenses.

SNI's revenues, EBITDA and operating income increased 8%, 1% and 4% for the second quarter, respectively, and 6%, 18% and 24% for the six months ended June 30, 1999, respectively, over the same prior-year periods. The revenue increases were principally due to an increase of approximately 3.4 million subscriptions, up 18%, over the prior year to 22.3 million subscriptions at June 30, 1999. Operating results reflect revenue increases attributable to the continued growth of direct broadcast satellite subscriptions partially offset by higher programming expenses and, for the second quarter, higher marketing costs to support subscription growth and branding initiatives.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Entertainment (Motion Pictures, Television Programming, Television Stations, International Channels, Movie Theaters and Music Publishing)

                         Three months ended     Percent          Six months ended      Percent
                              June 30,           B/(W)               June 30,           B/(W)
                         ------------------      -----         ------------------       -----
                         1999          1998                    1999          1998
                         ----          ----                    ----          ----
                            (In millions)                         (In millions)
Revenues              $  1,025.2    $  1,043.1    (2)%      $  2,117.5    $  2,162.0    (2)%
Operating Income      $    114.7    $    106.9     7        $    227.8    $    234.5    (3)
EBITDA                $    165.8    $    153.5     8        $    328.2    $    327.3    --

The Entertainment segment is comprised of Paramount Pictures, Paramount Television, Spelling Entertainment Group Inc. ("Spelling"), the Paramount Stations Group ("PSG"), Paramount's movie theaters, music publishing and international channels.

For the quarter ended June 30, 1999, Entertainment revenues decreased 2%, as the domestic theatrical contributions from THE GENERAL'S DAUGHTER and worldwide home video contributions from THE RUGRATS MOVIE, STAR TREK: INSURRECTION, SAVING PRIVATE RYAN and THE TRUMAN SHOW did not match the same prior year's box office success of DEEP IMPACT and THE TRUMAN SHOW. The quarter benefited from increased theaters revenues generated by new multiplex theaters opened since the end of the same prior year period. Television revenues were lower primarily due to lower library availabilities partially offset by higher network revenues for new series and a cable retransmission royalty settlement. For the six months, the revenue decreases are principally the result of lower features and television revenues, as the strong domestic theatrical contributions from VARSITY BLUES, PAYBACK and THE GENERAL'S DAUGHTER did not match the same prior-year period's extraordinary box office success of TITANIC, along with DEEP IMPACT and THE TRUMAN SHOW. These lower domestic theatrical revenues were partially offset by higher foreign theatrical revenues and higher domestic and foreign home video revenues. The six month results reflect the recognition of a license of pay television rights for library products and the renewal of a film processing agreement. In the current quarter, Paramount Features' operating income and EBITDA were higher due to a more profitable product mix, while Paramount Television's operating income and EBITDA remained constant. For the six months, Paramount Features' operating income and EBITDA were higher due to the revenue items noted above and Paramount Television's operating income and EBITDA were lower primarily due to lower library availabilities, partially offset by a cable retransmission royalty settlement. Theater profits were lower in the quarter and six months due to the one-time costs associated with opening additional multiplexes.

Spelling's revenues of $142.3 million for the quarter and $327.3 million for the six months ended June 30, 1999 increased 31% and 18%, respectively, over the comparable prior-year periods. Spelling recorded EBITDA and operating income of $13.8 million and $8.8 million, respectively, for the quarter, and $32.5 million and $22.3 million, respectively, for the six months ended June 30, 1999. The improved operating results are principally due to Spelling's focus on its core business of television production and distribution, resulting in higher per episode network license fees for continuing series, increased hours of programming delivered to the networks and improved performance of its first-run

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition

syndication products, including JUDGE JUDY. The Company completed the acquisition of Spelling on June 23, 1999 and has begun the process of integrating certain operations of Spelling into Paramount Television.

PSG's revenues, EBITDA, and operating income decreased 6%, 13% and 20%, respectively, for the quarter and 3%, 3% and 9%, respectively, for the six months, primarily reflecting soft market conditions in certain advertising markets.

Video (Home Video and Game rental and retail)

                           Three months ended    Percent       Six months ended      Percent
                               June 30,           B/(W)             June 30,          B/(W)
                         --------------------     -----       -----------------       -----
                         1999            1998                 1999         1998
                         ----            ----                 ----         ----
                           (In millions)                         (In millions)
Revenues              $1,041.7      $  890.0       17%     $2,154.7      $1,821.2      18%
Operating Income      $    7.5      $ (453.4)      NM      $   57.8      $ (381.0)     NM
EBITDA                $  104.5      $ (359.2)      NM      $  249.6      $ (192.0)     NM

NM - Not meaningful

The Video segment is comprised of Blockbuster Video, operating in the home video and video game rental and retailing business.

The revenue increases for the quarter and six months ended June 30, 1999 were driven by strong consumer traffic and the increased number of Company-owned video stores. For the second quarter, domestic same store rental revenues, including sales of previously viewed tapes and games ("PVT"), rose 13% and worldwide same store sales, including rental and retail product, increased 10%, paced by 12% higher domestic same store sales. For the six months ended June 30, 1999, domestic same store rental revenues rose 17% and worldwide same store sales increased 13%, paced by 16% higher domestic same store sales. The increase in same store revenues for both periods is principally due to increases in the number of domestic rental transactions of approximately 5% and 10%, on a same store basis, for the respective three-and six-month periods ended June 30, 1999 as compared to the corresponding periods of the prior year. Blockbuster Video ended the second quarter with 6,658 stores, a net increase of 505 stores over the second quarter of 1998. Revenues increases were partially offset by an increase in advertising expenses which reflect Blockbuster's planned investment in media and marketing intended to achieve stronger market penetration. The 1998 results reflect a charge taken in the second quarter of $424.3 million associated with an adjustment to the carrying value of rental tapes due to a new method of accounting.

Excluding the impact of the second quarter 1998 charge, Video's EBITDA increased 61%, reflecting the continuing success of operational and marketing programs implemented in the first quarter of 1999 to emphasize tape copy depth, promote customer loyalty, reward customer frequency and enhance its market share. Excluding the impact of the second quarter 1998 charge, Video's gross margin percentage increased slightly to 61.9% for the second quarter 1999 from 60.3% for the second quarter 1998 reflecting the first quarterly comparison against a prior-year period to fully reflect revenue

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

sharing agreements. For the six months ended June 30, 1999, Video's gross margin percentage decreased to 61.1% from 62.6% for the comparable prior-year period due to the impact of revenue sharing agreements which were not fully established in the prior-year period.

Parks (Theme Parks)

                       Three months ended    Percent       Six months ended      Percent
                            June 30,          B/(W)           June 30,            B/(W)
                       ----------------       -----      ----------------         -----
                       1999        1998                  1999        1998
                       ----        ----                  ----        ----
                          (In millions)                     (In millions)
Revenues              $148.4      $151.2      (2)%      $158.9       $164.0       (3)%
Operating Income      $ 15.4      $ 14.6       5        $ (0.6)      $ (0.5)     (20)
EBITDA                $ 28.6      $ 27.5       4        $ 25.9       $ 25.4        2

The Parks segment is comprised of five regional theme parks and a themed attraction in the U.S. and Canada. The Parks' revenue decreases and EBITDA increases for the second quarter and six months ended June 30, 1999, reflect reduced expenses, which more than offset modest declines in overall attendance.

Publishing (Consumer Publishing)

                     Three months ended     Percent      Six months ended       Percent
                           June 30,          B/(W)          June 30,             B/(W)
                       ---------------       -----      ----------------         -----
                       1999       1998                  1999       1998
                       ----       ----                  ----       ----
                          (In millions)                   (In millions)
Revenues              $145.8      $122.5      19%      $268.5      $230.9          16%
Operating Income      $ 12.4      $  5.3     134       $ 13.7      $  5.4         154
EBITDA                $ 16.9      $  9.6      76       $ 22.6      $ 14.0          61

The Publishing segment is comprised of Simon & Schuster which includes imprints such as POCKET BOOKS, SCRIBNER and THE FREE PRESS.

For the quarter and six months ended June 30, 1999, the improved revenues and operating results are due principally to sharply higher sales in the Trade division, led by the best selling titles WE'LL MEET AGAIN by Mary Higgins Clark and THE GIRL WHO LOVED TOM GORDON by Stephen King. The Children and Pocket Books' divisions revenues also increased for these periods driven by higher front list sales. Publishing typically has seasonally stronger operating results in the second half of the year.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Online (Interactive Online Services)

                     Three months ended     Percent  Six months ended     Percent
                           June 30,          B/(W)       June 30,          B/(W)
                       ---------------       -----    --------------       -----
                       1999       1998                1999      1998
                       ----       ----                ----      ----
                        (In millions)                  (In millions)
Revenues              $5.2       $2.5        108%    $9.9       $4.7       111%
Operating Income      $(6.0)     $(0.2)       NM     $(7.0)     $0.3        NM
EBITDA                $(6.0)     $(0.2)       NM     $(7.0)     $0.3        NM

NM - Not meaningful

The Online segment is comprised of online music and children destinations featuring entertainment, information and e-commerce.

Revenue increases for the second quarter and six months ended June 30, 1999 principally reflect increased license fees and higher advertising revenues. The operating losses in the current periods reflect the increased investment in the Company's online services.

On July 15, 1999, Liberty Digital acquired a 10% stake in MTV Networks online music ventures and the MTV Networks online music ventures acquired SonicNet, one of the internet's leading music web sites, from Liberty Digital. As part of this transaction, MTV Networks also acquired rights to The Box Worldwide, an interactive 24-hour all-music network. In February 1999, the Company acquired Imagine Radio, an Internet radio company transmitting original radio stations offering listeners various customization features from a wide range of formats. The Company also owns Nvolve, Inc., a Web site developer and Red Rocket, an online education toy retailer.

Other Income and Expense Information

Corporate Expenses

Corporate expenses including depreciation and amortization expense increased 14% to $51.8 million for the second quarter of 1999 from the same prior-year period and increased 12% to $94.7 million for the six months ended June 30, 1999 over the comparable six-month period reflecting an increase in Year 2000 expenses in 1999 and a one time fee associated with the initial listing of the Company on the New York Stock Exchange.

Interest Expense, net

For the three- and six-month period ended June 30, 1999, net interest expense decreased 32% to $106.1 million and 36% to $200.4 million, respectively. The Company had approximately $6.8 billion and $8.3 billion principal amount of debt outstanding (including current maturities) as of June 30, 1999 and June 30, 1998, respectively, at weighted average interest rates of 7.0% and 7.5%, respectively.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Provision for Income Taxes

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated effective tax rates of 55.5% for 1999 and 54.7% for 1998 were both adversely affected by amortization of intangibles in excess of amounts which are deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the estimated effective tax rates would have been 37.7% for 1999 and 28.1% for 1998.

Due to the unusual nature of the 1998 second quarter charge associated with the change in accounting for rental tape amortization, the full income tax effect is reflected in the second quarter 1998 tax provision and is excluded from the estimated annual effective tax rate.

Equity in Loss of Affiliates

"Equity in loss of affiliated companies, net of tax" was $18.2 million and $34.3 million for the second quarter of 1999 and the six months then ended, respectively, as compared to a loss of $10.6 million and $18.3 million in the comparable prior-year periods, principally reflecting increased losses of United Paramount Network and international ventures, partially offset by the improved performance of Comedy Central.

Discontinued Operations

For the three and six months ended June 30, 1998, discontinued operations reflect the net losses of Non-Consumer Publishing and Music which were sold on November 27, 1998 and October 26, 1998, respectively.

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

The commitments of the Company for program license fees, which are not reflected in the balance sheet as of June 30, 1999 and are estimated to aggregate $1.2 billion, principally reflect SNI's commitments of $918.9 million for the acquisition of programming rights and the production of original programming and exclude intersegment commitments between the Networks and Entertainment segments of $847.2 million. The estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments to acquire programming rights are contingent upon delivery

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

Current assets decreased to $4.8 billion as of June 30, 1999 from $5.1 billion as of December 31, 1998, primarily reflecting the use of cash to repurchase convertible preferred stock and normal seasonal reductions in receivables. The allowance for doubtful accounts as a percentage of receivables increased to 7% as of June 30, 1999 from 5% as of December 31, 1998. The change in property and equipment principally reflects capital expenditures of $320.4 million related to capital additions for new and existing video stores, construction of new movie theaters and additional construction and equipment upgrades for the Parks offset by depreciation expense of $232.0 million. Current liabilities decreased approximately 24% to $4.3 billion as of June 30, 1999 from $5.6 billion as of December 31, 1998, reflecting the payment of taxes associated with the sale of Non-Consumer Publishing, payment of accrued expenses and settlement of the 8.0% Merger Debentures. Long-term debt, including current maturities, increased $2.6 billion to $6.8 billion as of June 30, 1999 from $4.2 billion as of December 31, 1998 primarily reflecting the tax payments discussed above, the repurchase program acquiring the Company's common stock and warrants as well as the continued investment in and seasonality of the Company's businesses.

The Company expects to record the majority of its operating cash flows during the second half of the year due to the positive effect of the holiday season on advertising revenues and video store revenues, the summer operation of its parks and the seasonality of the consumer publishing business. Net cash flow from operating activities of negative $905.9 million for the six months ended June 30, 1999 principally reflects the 1999 tax payment related to the sale of Non-Consumer Publishing and the settlement of the 8.0% Merger Debentures. For the six months ended June 30, 1998 net operating cash flow of negative $67.4 million reflects the reduction in accounts receivable due principally to the asset securitization program and improved operating performance including the impact of TITANIC, offset by the first quarter 1998 tax payment related to the sale of USA Networks and payment of accrued expenses. Net cash expenditures for investing activities of $675.0 million for the six months ended June 30, 1999 principally reflects capital expenditures and the Spelling acquisition as well as acquisitions of video stores and a television station. Net cash expenditures for investing activities of $379.2 million, for the six months ended June 30, 1998, principally reflect capital expenditures. Financing activities principally reflect borrowings and repayments of debt during each period presented. For 1999, financing activities also reflect the repurchase of the Company's common stock, warrants and convertible preferred stock.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Capital Structure

The following table sets forth the Company's long-term debt, net of current portion:

                                      At June 30, 1999   At December 31, 1998
                                      ----------------   --------------------
                                                 (In millions)
Notes payable to banks .........         $  3,646.8          $    868.5
Senior debt ....................            2,310.0             2,308.9
Senior subordinated debt .......               35.3                36.3
Subordinated debt ..............              194.2               475.2
Obligations under capital leases              566.2               501.4
Other ..........................                 --                  .3
                                         ----------          ----------
                                            6,752.5             4,190.6
Less current portion ...........              328.2               377.2
                                         ----------          ----------
                                         $  6,424.3          $  3,813.4
                                         ==========          ==========

The notes and debentures are presented net of an aggregate unamortized discount of $28.8 million as of June 30, 1999 and $56.0 million as of December 31, 1998.

Debt, including the current portion, as a percentage of total capitalization of the Company was 38% at June 30, 1999 and 26% at December 31, 1998.

On July 7, 1999, the Company completed the redemption of the remaining $210 million principal amount of its 8.0% Merger Debentures.

On June 21, 1999, Blockbuster Inc. entered into a $1.9 billion unsecured credit agreement (the "Blockbuster Credit Agreement") with a syndicate of banks. The Blockbuster Credit Agreement is comprised of a $700 million revolving loan due July 1, 2004, a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004, and a $600 million revolving loan due June 19, 2000. A varying commitment fee is charged on the unused amount of the revolving loans. Interest rates are based on the prime rate or LIBOR at Blockbuster's option at the time of borrowing.

The Blockbuster Credit Agreement contains covenants, which, among other things, relates to the payment of dividends, repurchase of Blockbuster's common stock or other distributions and also requires compliance with financial covenants with respect to a maximum leverage ratio and a minimum fixed charge ratio.

On May 21, 1999, the Company amended the March 1997 Credit Agreements to, among other things, provide for the Blockbuster Credit Agreement.

On June 23, 1999, Blockbuster Inc. borrowed $1.6 billion, comprised of $400 million borrowed under the long-term revolving loan, $600 million borrowed under the term loan, and $600 million under the short-term revolving loan. The weighted average interest rates at June 30, 1999 for these borrowings are 6.9%, 6.9%, and 6.8%, respectively. The proceeds of the borrowings were used to pay amounts

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

owed to the Company. The Company used such proceeds to permanently reduce its commitments under the March 1997 Credit Agreements by $1.139 billion.

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

At June 30, 1999, the Company was in compliance with all debt covenants and had satisfied all financial ratios and tests under the credit agreements. The Company expects to be in compliance and satisfy all such covenants and ratios as may be applicable from time to time during 1999.

As of June 30, 1999, the Company's scheduled maturities of indebtedness through December 31, 2003, assuming full utilization of the March 1997 Credit Agreements, as amended, and the Blockbuster Credit Agreement are $245.2 million
(1999), $1.6 billion (2000), $1.8 billion (2001), $2.2 billion (2002) and $625.0 million (2003). The Company's maturities of long-term debt outstanding at June 30, 1999, excluding capital leases, are $245.2 million (1999), $882.5 million
(2000), $304.6 million (2001), $2.0 billion (2002) and $625.0 million (2003).
The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

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

Other Matters

On July 19, 1999, Blockbuster Inc., a wholly owned subsidiary of the Company, amended a previously filed registration statement on Form S-1 with the Securities and Exchange Commission for a proposed

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

initial public offering of 31 million shares of Blockbuster's Class A common stock, representing approximately 17.7% of its shares. The underwriters will be granted an option to acquire up to an additional 4.65 million shares to cover over-allotments. It is currently estimated that the initial public offering price will be between $16 and $18 per share. Blockbuster will use the net proceeds of the offering to repay outstanding indebtedness under its credit agreement.

On July 7, 1999, the Viacom Five-Year Warrants expired. The Company received proceeds of approximately $317 million and issued approximately 9.0 million shares of its Class B Common Stock in connection with the exercise of 4.5 million warrants issued as part of the 1994 acquisition of Paramount Communications.

On June 21, 1999, the Company completed its tender offer for all outstanding shares of Spelling common stock that it did not already own for $9.75 per share in cash. The tendered shares, along with the shares already owned by the Company, represented approximately 97% of all of the issued and outstanding shares of Spelling. The tender offer was made under the terms of a merger agreement between the Company and Spelling. On June 23, 1999, the Company acquired the remaining outstanding shares of Spelling, approximately 3%, through a merger of Spelling and a wholly owned subsidiary of the Company. As a result of the merger, each share of Spelling common stock was also converted into the right to receive $9.75 in cash. The total consideration for tendered shares and merger was approximately $176 million. The Company has begun the process of integrating certain operations of Spelling into Paramount Television.

On March 24, 1999, the Company initiated a repurchase program which was subsequently expanded, to acquire up to $600 million of the Company's common stock and warrants. As of June 30, 1999, the Company had repurchased 25,000 shares of Class A Common Stock, 8,825,800 shares of Class B Common Stock and 1,095,900 Viacom Five-Year Warrants, which expired July 7, 1999, for $393.1 million in the aggregate. During the period June 30 through July 28, 1999, the Company repurchased 690,000 shares of Class B Common Stock and the cumulative repurchase program totaled $423.4 million in the aggregate.

The Board of Directors of the Company declared a 2-for-1 common stock split in the form of a dividend. The additional shares were issued on March 31, 1999 to shareholders of record on March 15, 1999. All common share and per share amounts have been adjusted to reflect the stock split for all periods presented.

YEAR 2000

Overview

The widespread use of computer programs that rely on two-digit dates to perform computations and decision making functions may cause computer systems to malfunction prior to or in the year 2000 ("Y2K") and lead to significant business delays and disruptions in the U.S. and internationally. In December 1997, the Company formalized its Y2K initiative to optimize the divisional Y2K efforts that had already begun, by developing a Company wide program to identify and mitigate Y2K risks. Pursuant to this program, each of the Company's

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

principal business units developed programs to address Y2K exposures. In addition, under the direction of its Board of Directors, the Company has designated a committee of senior officers to oversee these programs and has engaged an independent consulting firm to assist in the review and oversight. At present the Company anticipates completing its program to have substantially all critical systems compliant prior to the end of the third quarter of 1999 and non-critical systems compliant prior to year end.

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

State of Readiness

The Company's Y2K progress as of July 23, 1999 is as follows:

Applications

The inventory and assessment phases for the Company have been completed. Applications status of each operating segment is discussed below.

NETWORKS, CORPORATE, ONLINE - We have identified 15 critical domestic and 29 critical international applications which primarily relate to program scheduling, finance/payroll and network transmission. All critical domestic applications have been remediated and tested except for one which has been remediated and is scheduled for completion during the third quarter of 1999. The majority of international critical applications are currently being remediated and tested and the remaining systems are scheduled for completion in the third quarter of 1999. Substantially all of domestic and international non-critical applications have been remediated and tested and the remaining applications are scheduled for completion in the third quarter of 1999.

ENTERTAINMENT - We have identified 71 critical domestic and 50 critical international applications which primarily relate to theatrical and video distribution, TV syndication, theater point-of-sale and finance/payroll. A significant number of critical and non-critical worldwide applications have been remediated and tested and substantially all of the remaining critical systems are scheduled for completion prior to the end of the third quarter and most non-critical systems prior to year end.

VIDEO - We have identified 16 critical domestic and 6 critical international applications which primarily relate to point-of-sale, warehousing and distribution and finance/payroll. Substantially all of the critical and non-critical worldwide applications have been remediated and tested and the remaining applications are scheduled for completion before the end of the third quarter of 1999.

PUBLISHING - We have identified 13 critical domestic applications which primarily relate to order processing, warehousing and billing. A significant number of critical and non-critical applications have been remediated and tested and the remaining systems are scheduled for completion in the third quarter of 1999.

PARKS - We have identified 20 critical domestic and 4 critical international applications which primarily relate to point-of-sale, ticketing and finance/payroll. All worldwide applications have been remediated and tested.

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

ENTERTAINMENT - The inventory and assessment phases for domestic and international computer systems and non-computer domestic systems (e.g., studio production facilities and equipment) have been completed. Worldwide remediation and testing of infrastructure systems will be completed in the third quarter of 1999.

VIDEO - Domestic and international inventory and assessment phases have been completed. Substantially all of the systems with embedded processors have completed remediation and testing. The remaining hardware systems will be completed during the third quarter of 1999.

PUBLISHING - The inventory and assessment phases have been completed. A substantial number of hardware systems have been remediated and tested; the remaining systems are scheduled for completion during the third quarter of 1999.

PARKS - The inventory and assessment phases have been completed. Substantially all systems with embedded processors have been remediated and tested. The remainder are scheduled for remediation and testing during the third quarter of 1999.

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

The Company has substantially completed the inventory phase and the assessment phase of business partners. The determination of third party Y2K compliance will continue through the end of the year.

Contingency Plans and Risks

As the remediation, testing and review of each application, infrastructure item and business partners occur, the Company is determining the need for contingency plans. Where appropriate, plans addressing both operational and technical

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

alternatives are being developed and tested. This phase has begun and will continue through the end of 1999.

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

Costs

Y2K costs have been expensed as incurred, except those costs directly related to the replacement of systems requiring upgrades in the ordinary course of business which have been capitalized. As of June 30, 1999, the Company had incurred costs of approximately $45 million, of which $11 million has been capitalized. The estimated additional costs to complete the Y2K program are currently expected to approximate $11 million, of which approximately $3 million are expected to be capitalized. Based on these amounts, the Company does not expect the costs of the Y2K program to have a material effect on its results of operations, financial position or liquidity.

PART II - - OTHER INFORMATION

Item 4. Submission of Matters for a Vote of Security Holders

      The Annual Meeting of Stockholders of Viacom Inc. was held on May 19, 1999. The following matters were voted upon at the meeting: (i) the election of 10 directors; (ii) the approval of the adoption of an amendment to the Viacom Inc. Restated Certificate of Incorporation to increase the number of shares of Class A Common Stock authorized to be issued from 200 million to 500 million;
(iii) the approval of the adoption of an amendment to the Viacom Inc. Restated Certificate of Incorporation to increase the number of shares of Class B Common Stock authorized to be issued from 1 billion to 3 billion; (iv) the approval of the adoption of an amendment to the Viacom Inc. Restated Certificate of Incorporation to provide each holder of Common Stock with the right to convert its shares of Common Stock into shares of Class B Common Stock; (v) the approval of the adoption of an amendment to the indemnification provisions of the Viacom Inc. Restated Certificate of Incorporation; (vi) the approval of the Viacom Inc. Senior Executive Short-Term Incentive Plan; and (vii) the appointment of PricewaterhouseCoopers to serve as independent accountants for Viacom Inc. until the 2000 Annual Meeting of Stockholders.

1. The entire board of directors was reelected and the number of shares cast for or to withhold authority for the election of each director were as follows:

                                No. of Shares           No. of Shares Voted
      Name                      Voted For               to Withhold Authority
      ----                      -------------           ---------------------
      George S. Abrams           135,693,791                 176,116
      Philippe P. Dauman         135,697,147                 172,760
      Thomas E. Dooley           135,698,595                 171,312
      Ken Miller                 135,696,675                 173,232
      Brent D. Redstone          135,682,927                 186,980
      Shari Redstone             135,682,866                 187,041
      Sumner M. Redstone         135,717,137                 152,770
      Frederic V. Salerno        135,683,771                 186,136
      William Schwartz           135,717,245                 152,662
      Ivan Seidenberg            135,682,323                 187,584

2. The votes cast for, against or abstaining from, and the broker non-votes with respect to, the approval of the adoption of an amendment to the Viacom Inc. Restated Certificate of Incorporation to increase the number of shares of Class A Common Stock authorized to be issued from 200 million to 500 million.

            FOR                AGAINST                         ABSTAIN
                                                               AND
                                                               BROKER
                                                               NON-VOTES
        125,099,240          10,717,996                         52,671

3. The votes cast for, against or abstaining from, and the broker non-votes with respect to, the approval of the adoption of an amendment to the Viacom Inc. Restated Certificate of Incorporation to increase the number of shares of Class B Common Stock authorized to be issued from 1 billion to 3 billion.

            FOR                AGAINST                         ABSTAIN
                                                               AND
                                                               BROKER
                                                               NON-VOTES
        126,881,590           8,945,084                         43,233

4. The votes cast for, against or abstaining from, and the broker non-votes with respect to, the approval of the adoption of an amendment to the Viacom Inc. Restated Certificate of Incorporation to provide each holder of Common Stock with the right to convert its shares of Common Stock into shares of Class B Common Stock.

            FOR                AGAINST                         ABSTAIN
                                                               AND
                                                               BROKER
                                                               NON-VOTES
        128,066,823           2,940,040                        4,863,044

5. The votes cast for, against or abstaining from, and the broker non-votes with respect to, the approval of the adoption of an amendment to the indemnification provisions of the Viacom Inc. Restated Certificate of Incorporation.

            FOR                AGAINST                         ABSTAIN
                                                               AND
                                                               BROKER
                                                               NON-VOTES
        135,610,547             187,629                         71,731

6. The votes cast for, against or abstaining from, and the broker non-votes with respect to, the approval of the Viacom Inc. Senior Executive Short-Term Incentive Plan.

            FOR                AGAINST                         ABSTAIN
                                                               AND
                                                               BROKER
                                                               NON-VOTES
        134,989,666            587,413                          292,828

7. The votes cast for, against or abstaining from, and the broker non-votes with respect to, the appointment of PricewaterhouseCoopers to serve as independent accountants for Viacom Inc. until the 2000 Annual Meeting of Stockholders.

            FOR                AGAINST                         ABSTAIN
                                                               AND
                                                               BROKER
                                                               NON-VOTES
        135,507,827            319,807                          42,273

Item 6. Exhibits and Reports on Form 8-K for Viacom Inc.

(a)   Exhibits:

      10.1 Amendment No. 3, dated as of May 21, 1999, to the Amended and Restated Credit Agreement, dated as of March 26, 1997, as amended, among Viacom Inc., the Bank parties thereto from time to time, The Bank of New York, as a Managing Agent and as the Documentation Agent, Citibank, N.A., as a Managing Agent and as the Administrative Agent, Morgan Guaranty Trust Company of New York, as a Managing Agent, Bank of America NT&SA, as a Managing Agent, The Chase Manhattan Bank, as a Managing Agent, JP Morgan Securities Inc., as a Syndication Agent, Bancamerica Robertson Stephens (formerly known as Bancamerica Securities, Inc.), as Syndication Agent, the Banks identified as Agents on the signature pages thereof, as Agents, and the Banks identified as Co-Agents on the signature pages thereof, as Co-Agents.

      10.2 Amendment No. 1, dated as of May 21, 1999, to the Amended and Restated VII Credit Agreement, dated as of March 26, 1997, among Viacom International Inc., the Bank parties thereto from time to time, The Bank of New York, as a Managing Agent and as the Documentation Agent, Citibank, N.A., as a Managing Agent and as the Administrative Agent, Morgan Guaranty Trust Company of New York, as a Managing Agent, Bank of America NT&SA, as a Managing Agent, The Chase Manhattan Bank, as a Managing Agent, JP Morgan Securities Inc., as a Syndication Agent, Bancamerica Robertson Stephens (formerly known as Bancamerica Securities, Inc.), as Syndication Agent, the Banks identified as Agents on the signature pages thereof, as Agents, and the Banks identified as Co-Agents on the signature pages thereof, as Co-Agents.

      11.   Statement re Computation of Net Earnings Per Share.

      27.   Financial Data Schedule.


(b)   Reports on Form 8-K for Viacom Inc.:

      Current Report on Form 8-K of Viacom Inc. filed on May 18, 1999 announcing the commencement of its tender offer for all outstanding shares of common stock of Spelling Entertainment Group Inc. that it did not already own for $9.75 per share in cash.

      Current Report on Form 8-K of Viacom Inc. filed on June 24, 1999 announcing the completion of its tender offer for all outstanding shares of common stock of Spelling Entertainment Group Inc. that it did not already own and the subsequent acquisition of all remaining shares not purchased in the offer, through a merger.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  VIACOM INC.
                                            ------------------------------------
                                                  (Registrant)

Date  August 2, 1999                        /s/ Sumner M. Redstone
    ------------------------------          ------------------------------------
                                            Sumner M. Redstone
                                            Chairman of the Board of Directors,
                                            Chief Executive Officer

Date  August 2, 1999                        /s/ George S. Smith, Jr.
    ------------------------------          ------------------------------------
                                            George S. Smith, Jr.
                                            Senior Vice President,
                                            Chief Financial Officer

                                  Exhibit Index

10.1 Amendment No. 3, dated as of May 21, 1999, to the Amended and Restated Credit Agreement, dated as of March 26, 1997, as amended, among Viacom Inc., the Bank parties thereto from time to time, The Bank of New York, as a Managing Agent and as the Documentation Agent, Citibank, N.A., as a Managing Agent and as the Administrative Agent, Morgan Guaranty Trust Company of New York, as a Managing Agent, Bank of America NT&SA, as a Managing Agent, The Chase Manhattan Bank, as a Managing Agent, JP Morgan Securities Inc., as a Syndication Agent, Bancamerica Robertson Stephens (formerly known as Bancamerica Securities, Inc.), as Syndication Agent, the Banks identified as Agents on the signature pages thereof, as Agents, and the Banks identified as Co-Agents on the signature pages thereof, as Co-Agents.

10.2 Amendment No. 1, dated as of May 21, 1999, to the Amended and Restated VII Credit Agreement, dated as of March 26, 1997, among Viacom International Inc., the Bank parties thereto from time to time, The Bank of New York, as a Managing Agent and as the Documentation Agent, Citibank, N.A., as a Managing Agent and as the Administrative Agent, Morgan Guaranty Trust Company of New York, as a Managing Agent, Bank of America NT&SA, as a Managing Agent, The Chase Manhattan Bank, as a Managing Agent, JP Morgan Securities Inc., as a Syndication Agent, Bancamerica Robertson Stephens (formerly known as Bancamerica Securities, Inc.), as Syndication Agent, the Banks identified as Agents on the signature pages thereof, as Agents, and the Banks identified as Co-Agents on the signature pages thereof, as Co-Agents.

11.   Statement re Computation of Net Earnings Per Share.

27.   Financial Data Schedule.