Form 10-Q
period 1999-09-30
VIACOM INC
filed 1999-11-15
CIK 813828

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999
                                              ------------------

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
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___.
                                        ---

Number of shares of Common Stock Outstanding at October 29, 1999:

     Class A Common Stock, par value $.01 per share - 138,340,683

     Class B Common Stock, par value $.01 per share - 558,646,382

                                  VIACOM INC.
                              INDEX TO FORM 10-Q


PART I     FINANCIAL INFORMATION                                            Page

Item 1.    Financial Statements

           Consolidated Statements of Operations (Unaudited) -
            for the Three Months ended September 30, 1999
            and September 30, 1998                                             3

           Consolidated Statements of Operations (Unaudited) -
            for the Nine Months ended September 30, 1999
            and September 30, 1998                                             4

           Consolidated Balance Sheets -
            at September 30, 1999 (Unaudited)
            and December 31, 1998                                              5

           Consolidated Statements of Cash Flow (Unaudited) -
            for the Nine Months ended September 30, 1999 and
            1998                                                               6

           Notes to Consolidated Financial Statements (Unaudited)              7

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                            24

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                   41

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

                                                                          Three months ended
                                                                             September 30,
                                                                    ------------------------------
                                                                       1999                1998
                                                                    ----------          ----------
Revenues.........................................................   $  3,332.0          $  3,288.8

Expenses:
  Operating......................................................      2,119.3             2,145.4
  Selling, general and administrative............................        602.5               543.6
  Restructuring charge...........................................         70.3                  --
  Depreciation and amortization..................................        218.7               192.5
                                                                    ----------          ----------
      Total expenses.............................................      3,010.8             2,881.5
                                                                    ----------          ----------

Operating income.................................................        321.2               407.3

  Interest expense...............................................       (118.3)             (160.3)
  Interest income................................................          7.8                 1.9
  Other items, net...............................................         (2.4)               (9.5)
                                                                    ----------          ----------
Earnings from continuing operations before income taxes..........        208.3               239.4

  Provision for income taxes.....................................        (93.2)             (150.6)
  Equity in loss of affiliated companies, net of tax.............         (3.8)               (2.9)
  Minority interest..............................................          (.4)                 .5
                                                                    ----------          ----------
Earnings from continuing operations..............................        110.9                86.4

Discontinued operations (Note 7):
  Earnings, net of tax...........................................           --                67.9
  Loss on dispositions, net of tax...............................           --               (15.9)
                                                                    ----------          ----------
Net earnings before extraordinary loss...........................        110.9               138.4
  Extraordinary loss, net of tax.................................        (14.2)                 --
                                                                    ----------          ----------
Net earnings.....................................................         96.7               138.4
  Cumulative convertible preferred stock dividend requirement....           --               (15.0)
                                                                    ----------          ----------
Net earnings attributable to common stock........................   $     96.7          $    123.4
                                                                    ==========          ==========

Earnings per common share:
Basic:
  Net earnings from continuing operations........................   $      .16          $      .10
  Net earnings...................................................   $      .14          $      .17

Diluted:
  Net earnings from continuing operations........................   $      .16          $      .10
  Net earnings...................................................   $      .14          $      .17

Weighted average number of common shares:
  Basic..........................................................        696.7               714.7
  Diluted........................................................        709.5               725.5

                See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

                                                                           Nine months ended
                                                                             September 30,
                                                                    ------------------------------
                                                                       1999                1998
                                                                    ----------          ----------
Revenues.........................................................   $  9,286.4          $  8,753.7

Expenses:
   Operating.....................................................      6,006.9             6,259.0
   Selling, general and administrative...........................      1,712.4             1,468.2
   Restructuring charge..........................................         70.3                  --
   Depreciation and amortization.................................        615.8               571.2
                                                                    ----------          ----------
       Total expenses............................................      8,405.4             8,298.4
                                                                    ----------          ----------

Operating income.................................................        881.0               455.3

   Interest expense..............................................       (327.4)             (481.0)
   Interest income...............................................         16.5                11.9
   Other items, net..............................................          2.9               (14.0)
                                                                    ----------          ----------
Earnings (loss) from continuing operations before income taxes...        573.0               (27.8)

   Provision for income taxes....................................       (295.6)              (85.4)
   Equity in loss of affiliated companies, net of tax............        (38.1)              (21.2)
   Minority interest.............................................          (.7)                1.1
                                                                    ----------          ----------
Earnings (loss) from continuing operations.......................        238.6              (133.3)

Discontinued operations (Note 7):
   Earnings, net of tax..........................................           --                 8.0
   Loss on dispositions, net of tax..............................           --               (15.6)
                                                                    ----------          ----------
Net earnings (loss) before extraordinary loss....................        238.6              (140.9)
   Extraordinary loss, net of tax................................        (37.7)                 --
                                                                    ----------          ----------

Net earnings (loss)..............................................        200.9              (140.9)
   Cumulative convertible preferred stock dividend requirement...          (.4)              (45.0)
   Premium on repurchase of preferred stock......................        (12.0)                 --
                                                                    ----------          ----------
Net earnings (loss) attributable to common stock.................   $    188.5          $   (185.9)
                                                                    ==========          ==========

Earnings (loss) per common share:
Basic:
   Net earnings (loss) from continuing operations................   $      .33          $     (.25)
   Net earnings (loss)...........................................   $      .27          $     (.26)

Diluted:
   Net earnings (loss) from continuing operations................   $      .32          $     (.25)
   Net earnings (loss)...........................................   $      .27          $     (.26)

Weighted average number of common shares:
   Basic.........................................................        694.5               712.8
   Diluted.......................................................        708.6               712.8

                See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

                                                                             September 30,        December 31,
                                                                                  1999                1998
                                                                             ---------------      --------------
                                                                              (unaudited)
                                 Assets
 Current Assets:
   Cash and cash equivalents.............................................          $   674.2           $   767.3
   Receivables, less allowances of $106.9 (1999) and
      $98.7 (1998).......................................................            1,676.9             1,759.1
   Inventory (Note 8)....................................................            1,798.1             1,805.5
   Other current assets..................................................              832.8               732.6
                                                                             ---------------      --------------
          Total current assets...........................................            4,982.0             5,064.5
                                                                             ---------------      --------------

 Property and equipment, at cost.........................................            5,096.7             4,537.0
   Less accumulated depreciation.........................................            1,781.0             1,457.5
                                                                             ---------------      --------------
          Net property and equipment.....................................            3,315.7             3,079.5
                                                                             ---------------      --------------

 Inventory (Note 8)......................................................            2,911.6             2,470.8
 Intangibles, at amortized cost..........................................           11,424.1            11,557.3
 Other assets............................................................            1,634.8             1,441.0
                                                                             ---------------      --------------
                                                                                   $24,268.2           $23,613.1
                                                                             ===============      ==============

                     Liabilities and Shareholders' Equity
 Current Liabilities:
   Accounts payable......................................................          $   487.4           $   499.2
   Accrued compensation..................................................              372.5               410.3
   Participants' share, residuals and royalties payable..................            1,079.6             1,227.5
   Income tax payable....................................................              212.4               526.5
   Current portion of long-term debt (Note 9)............................              131.2               377.2
   Accrued expenses and other............................................            1,902.2             2,591.9
                                                                             ---------------      --------------
          Total current liabilities......................................            4,185.3             5,632.6
                                                                             ---------------      --------------

 Long-term debt (Note 9).................................................            6,141.8             3,813.4
 Other liabilities.......................................................            3,023.1             2,117.5

 Commitments and contingencies (Note 10)

 Shareholders' Equity:
   Convertible Preferred Stock, par value $.01 per share; 200.0
      shares authorized; 12.0 (1998) shares issued and outstanding.......                 --               600.0
   Class A Common Stock, par value $.01 per share; 500.0 shares
      authorized; 139.7 (1999) and 141.6 (1998) shares issued............                1.4                 1.4
   Class B Common Stock, par value $.01 per share; 3,000.0 shares
      authorized; 605.5 (1999) and 591.9 (1998) shares issued............                6.1                 5.9
   Additional paid-in capital............................................           10,260.0            10,574.7
   Retained earnings.....................................................            2,114.7             1,932.9
   Accumulated other comprehensive loss (Note 1).........................              (32.5)              (67.1)
                                                                             ---------------      --------------
                                                                                    12,349.7            13,047.8
 Less treasury stock, at cost; 48.5 (1999) and 38.5 (1998) shares........            1,431.7               998.2
                                                                             ---------------      --------------
          Total shareholders' equity.....................................           10,918.0            12,049.6
                                                                             ---------------      --------------
                                                                                   $24,268.2           $23,613.1
                                                                             ===============      ==============

                See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

                                                                                              Nine months ended
                                                                                                 September 30,
                                                                                              ---------------------
                                                                                                1999          1998
                                                                                               -----          -----
 Operating Activities:
 Net earnings (loss)......................................................................  $   200.9       $(140.9)
 Adjustments to reconcile net earnings (loss) to net cash flow from operating activities:
       Depreciation and amortization......................................................      615.8         688.0
       Distribution from affiliated companies.............................................       23.2          14.5
       Loss on dispositions, net of tax...................................................         --          15.6
       Gain on sale of investment.........................................................         --         (10.7)
       Equity in loss of affiliated companies.............................................       38.1          21.2
       Change in operating assets and liabilities:
          Decrease (increase) in receivables..............................................       82.2         (74.6)
          Decrease (increase) in inventory and related programming liabilities, net.......     (533.6)        476.0
          Increase in prepaid expenses and other current assets...........................     (165.7)        (40.8)
          Increase in unbilled receivables................................................      (96.7)          (.3)
          Decrease in accounts payable and accrued expenses...............................     (222.2)       (261.4)
          Decrease in taxes payable and deferred income taxes, net........................     (346.3)       (501.4)
          Increase in deferred income.....................................................       51.4           8.7
          Other, net......................................................................       64.6          27.1
                                                                                            ---------       -------
   Net cash flow from operating activities................................................     (288.3)        221.0
                                                                                            ---------       -------
   Investing Activities:
       Capital expenditures...............................................................     (503.6)       (417.2)
       Acquisitions, net of cash acquired.................................................     (309.5)       (103.9)
       Investments in and advances to affiliated companies................................     (106.8)        (66.5)
       Purchases of short-term investments................................................     (280.2)        (68.8)
       Proceeds from sales of short-term investments......................................      342.1          74.5
       Proceeds from dispositions.........................................................         --         141.7
       Other, net.........................................................................        1.9         (15.7)
                                                                                            ---------       -------
   Net cash flow from investing activities................................................     (856.1)       (455.9)
                                                                                            ---------       -------

   Financing Activities:
       Borrowings from banks, net.........................................................    2,494.2         917.6
       Repayment of notes and debentures..................................................   (1,075.3)       (400.0)
       Repurchase of Preferred Stock and dividend payments................................     (619.8)        (45.0)
       Purchase of treasury stock and warrants............................................     (478.8)       (312.2)
       Payment of capital lease obligations...............................................      (71.3)        (55.3)
       Net proceeds from issuance of subsidiary stock.....................................      430.7            --
       Proceeds from exercise of stock options and warrants...............................      371.5         156.5
       Other, net.........................................................................         .1          (6.1)
                                                                                            ---------       -------
   Net cash flow from financing activities................................................    1,051.3         255.5
                                                                                            ---------       -------
       Net increase (decrease) in cash and cash equivalents...............................      (93.1)         20.6
       Cash and cash equivalents at beginning of the period...............................      767.3         292.3
                                                                                            ---------       -------
   Cash and cash equivalents at end of period.............................................  $   674.2       $ 312.9
                                                                                            =========       =======

   Supplemental cash flow information:
       Cash payments for interest, net of amounts capitalized.............................  $   330.6       $ 524.8
       Cash payments for income taxes.....................................................  $   558.9       $ 640.0

   Non cash investing and financing activities:
       Property and equipment acquired under capitalized leases...........................  $   136.8       $  33.5

                See notes to consolidated financial statements.

                         VIACOM INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION

Viacom Inc. ("Viacom" or the "Company") is a diversified entertainment company with operations in six segments: (i) Networks, (ii) Entertainment, (iii) Video,
(iv) Parks, (v) Publishing and (vi) Online. See Note 7 regarding the presentation of discontinued operations.

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

Net Earnings (Loss) per Common Share - Basic earnings per share ("EPS") is computed by dividing the net earnings applicable to common shares by the weighted average of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average of common shares outstanding by the assumed conversion of convertible securities and exercise of stock options only in the periods in which such effect would have been dilutive. Prior period amounts have been adjusted to reflect the effect of the 2-for-1 stock split (see Note
4). The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS:

                                                            Three months ended        Nine months ended
                                                               September 30,             September 30,
                                                           ---------------------     ---------------------
                                                               1999         1998          1999        1998
                                                               ----         ----          ----        ----
Weighted average shares for basic EPS..................       696.7        714.7         694.5       712.8
Incremental shares for stock options & warrants.......        12.8         10.8          14.1          --
                                                              -----        -----         -----       -----
Weighted average shares for diluted EPS................       709.5        725.5         708.6       712.8
                                                              =====        =====         =====       =====

Comprehensive Income (Loss) - Total comprehensive income (loss) for the Company includes net income and other comprehensive income items including unrealized gain (loss) on securities, cumulative translation adjustments and minimum pension liability adjustments. Total comprehensive income (loss) for the three months ended September 30, 1999 and 1998 was $106.7 million and $159.0 million, respectively, and for the nine months ended September 30, 1999 and 1998 was $235.5 million and $(118.8) million, respectively.

                         VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)
            (Tabular dollars in millions, except per share amounts)

Subsidiary Stock Transactions - Gains or losses arising from issuances by a subsidiary of its own stock in a public offering are recorded within shareholders' equity.

2) PENDING TRANSACTION

On September 7, 1999, the Company and CBS Corporation ("CBS") announced that the companies had signed a definitive agreement to merge. Viacom and CBS have agreed that CBS will merge with the Company upon the terms and conditions set forth in the merger agreement and Viacom would be the surviving corporation. At the time of the merger, the Company will issue 1.085 shares of its Class B common stock for each share of CBS common stock and 1.085 shares of its Series C Preferred Stock for each share of CBS Series B Preferred Stock. The merger is subject to approval of shareholders of CBS and regulatory approval. The Company expects the merger to be completed in the first half of the year 2000.

3) BLOCKBUSTER INITIAL PUBLIC OFFERING

On August 10, 1999, Blockbuster Inc. completed the initial public offering ("IPO") of 31 million shares of its Class A common stock at $15 per share and began trading on the New York Stock Exchange on August 11, 1999. The Company owns 100% of the outstanding shares of Blockbuster Inc. Class B common stock, which represented approximately 82.3% of Blockbuster's equity value after the initial public offering. Proceeds of the offering aggregated $442.9 million, net of underwriting discounts and commissions and before payment of offering expenses and were used by Blockbuster to repay outstanding indebtedness under its credit agreement. The Company recorded a reduction to equity of approximately $662 million as a result of the issuance of subsidiary stock.

Viacom has announced that, subject to Viacom board approval, which will be based on an assessment of market conditions, and the receipt of a supplemental tax ruling from the Internal Revenue Service reflecting the proposed merger between Viacom and CBS, it intends to split-off Blockbuster by offering to exchange all of its shares of Blockbuster Inc. for shares of Viacom's common stock. Viacom has no obligation to effect the split-off either before or after the merger. Viacom cannot give any assurance as to whether or not or when the split-off will occur or as to the terms of the split-off if it does occur, or whether or not the split-off, if it does occur, will be tax-free.

4) STOCK TRANSACTIONS AND ACQUISITIONS

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

                         VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)
            (Tabular dollars in millions, except per share amounts)


On June 21, 1999, the Company completed its tender offer for all outstanding shares of Spelling Entertainment Group Inc. ("Spelling") common stock that it did not already own for $9.75 per share in cash. The tendered shares, along with the shares already owned by the Company, represented approximately 97% of all of the issued and outstanding shares of Spelling. The tender offer was made under the terms of a merger agreement between the Company and Spelling. On June 23, 1999, the Company acquired the remaining outstanding shares of Spelling, approximately 3%, through a merger of Spelling and a wholly owned subsidiary of the Company. As a result of the merger, each share of Spelling common stock was also converted into the right to receive $9.75 in cash. The consideration for tendered shares was approximately $176 million.

5) RESTRUCTURING CHARGE

During the third quarter of 1999, the Company recorded a charge of approximately $81.1 million, of which $70.3 million was recorded as a restructuring charge and $10.8 million was recorded as part of depreciation expense. The restructuring charge of $70.3 million was primarily associated with the consolidation of the operations of Spelling into Paramount Television, resulting in the elimination of duplicative sales forces and certain other back office functions. Included in this total are severance and employee related costs of $48.1 million, lease termination and other occupancy costs of $17.7 million and other exit costs of $4.5 million. Severance and other employee related costs represent the costs to terminate approximately 250 employees engaged in legal, sales, marketing, finance, information systems, technical support and human resources for Spelling. Lease termination and other occupancy costs principally represent the expenses associated with vacating existing lease obligations in New York and Los Angeles. The depreciation expense of approximately $10.8 million was associated with the fixed asset write-offs for software, leasehold improvements and equipment located at these premises. As of September 30, 1999, the Company had paid and charged approximately $4.9 million against the severance liability and $1.6 million against the other exit costs. The Company expects to complete the exit activities by the end of the year 2000.

6) RECEIVABLES

As of September 30, 1999, the Company had an aggregate of $355.5 million outstanding under revolving receivable securitization programs. Proceeds from the sale of these receivables were used to reduce outstanding borrowings. The resulting loss on the sale of receivables was not material to the Company's financial position or results of operations.

7) DISCONTINUED OPERATIONS

In accordance with Accounting Principles Board Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Company has presented its educational, professional and reference publishing businesses ("Non-Consumer Publishing") and its music retail stores ("Music") as discontinued operations, as these businesses were sold on November 27, 1998 and October 26, 1998, respectively.

                         VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)
            (Tabular dollars in millions, except per share amounts)


During the third quarter of 1998, Spelling completed the sale of the development operations of Virgin Interactive Entertainment Limited ("Virgin") to Electronic Arts Inc. for $122.5 million in cash. In addition, on November 10, 1998, Spelling completed the sale of all non-U.S. operations of Virgin to an investor group. Included in the loss on dispositions for the three and nine months ended September 30, 1998 are additional reserves which provided for Virgin's operating losses through its disposition and a tax benefit related to the sale of Virgin.

Summarized financial results of discontinued operations are as follows:

                                                             Non-Consumer
                                                              Publishing        Music          Total
                                                              ----------        -----          -----
For the three months ended September 30, 1998/(1)/:
Revenues...................................................    $  730.4         $ 37.6        $  768.0
Earnings (loss) from operations before income taxes........       160.5           (4.5)          156.0
(Provision) benefit for income taxes.......................       (89.9)           1.7           (88.2)
Net earnings (loss)........................................        70.7           (2.8)           67.9

For the nine months ended September 30, 1998/(2)/:
Revenues...................................................    $1,421.0         $293.5        $1,714.5
Earnings (loss) from operations before income taxes........        47.4          (20.9)           26.5
(Provision) benefit for income taxes.......................       (26.6)           8.0           (18.6)
Net earnings (loss)........................................        20.9          (12.9)            8.0

                                                                Three months ended     Nine months ended
                                                                September 30, 1998     September 30, 1998
                                                               -------------------     -------------------
Loss on Dispositions, net of tax:
Loss on sale of Music......................................       $  (138.5)               $  (138.5)
Additional reserves for Virgin's operating losses..........           (20.3)                   (20.3)
Tax benefit for the sale of Virgin.........................           134.0                    134.0
Reversal of excess cable split-off reserves................             8.9                      9.2
                                                                  ---------                ---------
Total loss on dispositions, net of tax.....................       $   (15.9)               $   (15.6)
                                                                  =========                =========

/(1)/Results of operations reflect the music business for the period July 1 through August 10.
/(2)/Results of operations reflect the music business for the period January 1 through August 10.

                         VIACOM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

8)   INVENTORY

                                                                 September 30, 1999      December 31, 1998
                                                                 ------------------      -----------------
      Merchandise inventory, including sell-through
        videocassettes...........................................       $     300.1            $     381.9
      Videocassette rental inventory.............................             496.3                  404.1
      Publishing:
        Finished goods...........................................              66.5                   59.7
        Work in process..........................................               5.6                    6.9
        Raw materials............................................               3.6                    2.5
      Other......................................................              21.8                   17.7
                                                                        -----------            -----------
                                                                              893.9                  872.8
        Less current portion.....................................             397.6                  468.7
                                                                        -----------            -----------
                                                                              496.3                  404.1
                                                                        -----------            -----------
      Theatrical and television inventory:
        Theatrical and television productions:
           Released.................................................        1,939.1                1,800.4
           Completed, not released..................................            9.5                   35.9
           In process and other.....................................          424.9                  321.0
        Program rights...........................................           1,442.3                1,246.2
                                                                        -----------            -----------
                                                                            3,815.8                3,403.5
        Less current portion.....................................           1,400.5                1,336.8
                                                                        -----------            -----------
                                                                            2,415.3                2,066.7
                                                                        -----------            -----------

      Total Current Inventory....................................       $   1,798.1            $   1,805.5
                                                                        ===========            ===========
      Total Non-Current Inventory................................       $   2,911.6            $   2,470.8
                                                                        ===========            ===========

                         VIACOM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


9)   LONG-TERM DEBT

The following table sets forth the Company's long-term debt, net of current portion:

                                                                         September 30, 1999        December 31, 1998
                                                                         ------------------        -----------------
      Notes payable to banks.........................................           $   3,364.2               $     868.5
      5.875% Senior Notes due 2000, net of unamortized discount
        of $.1 (1999) and $.2 (1998).................................                 149.9                     149.8
      7.5% Senior Notes due 2002, net of unamortized discount
        of $1.0 (1999) and $1.3 (1998)...............................                 249.0                     248.7
      6.75% Senior Notes due 2003, net of unamortized discount
        of $.2 (1999 and 1998).......................................                 349.8                     349.8
      7.75% Senior Notes due 2005, net of unamortized discount
        of $5.3 (1999) and $5.9 (1998)...............................                 965.7                     965.0
      7.625% Senior Debentures due 2016, net of unamortized
        discount of $1.1 (1999) and $1.2 (1998)......................                 198.9                     198.7
      8.25% Senior Debentures due 2022, net of unamortized
        discount of $2.5 (1999) and $2.6 (1998)......................                 247.5                     247.4
      7.5% Senior Debentures due 2023, net of unamortized
        discount of $.4 (1999) and $.5 (1998)........................                 149.6                     149.5
      10.25% Senior Subordinated Notes due 2001......................                  35.3                      36.3
      8.0% Merger Debentures due 2006, net of unamortized
        discount of $44.1 (1998).....................................                    --                     475.2
      Other Notes....................................................                    --                        .3
      Obligations under capital leases...............................                 563.1                     501.4
                                                                                -----------               -----------
                                                                                    6,273.0                   4,190.6
      Less current portion...........................................                 131.2                     377.2
                                                                                -----------               -----------
                                                                                $   6,141.8               $   3,813.4
                                                                                ===========               ===========

At September 30, 1999, the Company's scheduled maturities of indebtedness through December 31, 2003, assuming full utilization of the March 1997 Credit Agreements, as amended, and the Blockbuster Credit Agreement are $22.0 million
(1999), $1.2 billion (2000), $1.8 billion (2001), $2.2 billion (2002) and $625.0 million (2003). The Company's maturities of long-term debt outstanding at September 30, 1999, excluding capital leases, are $22.0 million (1999), $439.5 million (2000), $304.6 million (2001), $2.1 billion (2002) and $625.0 million
(2003). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

On September 27, 1999, the Company amended covenants of the March 1997 Credit Agreements, to allow for a potential split-off of Blockbuster Inc.

                         VIACOM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

On July 7, 1999, the Company redeemed the remaining 8% Merger Debentures outstanding and recognized an extraordinary loss of $37.4 million, net of tax, on the early redemption.

On May 21, 1999, the Company amended the March 1997 Credit Agreements to, among other things, provide for the Blockbuster Credit Agreement.

On May 6, 1999, the 364-day film financing credit agreement, guaranteed by Viacom International Inc. and the Company, was paid in full and on May 7, 1999, this credit agreement terminated.

The Company used proceeds received from Blockbuster as described below to permanently reduce its commitments under the March 1997 Credit Agreements by $1.139 billion.

The March 1997 Viacom Credit Agreements, as amended, are comprised of (i) a $3.7 billion senior unsecured reducing revolver maturing July 1, 2002, (ii) a $600 million term loan maturing April 1, 2002 and (iii) a $100 million term loan maturing July 1, 2002. Of these amounts, $2.1 billion and $846.2 million were outstanding as of September 30, 1999 and December 31, 1998, respectively.

The interest rate on all loans made under the March 1997 Credit Agreements is based on a spread over Citibank, N.A.'s base rate or the London Interbank Offered Rate ("LIBOR"). The spread over such rate is based on the Company's credit rating. At September 30, 1999, the LIBOR (upon which the Company's borrowing rate was based) for borrowing periods of one month and two months were 5.4% and 5.47%, respectively. At December 31, 1998, LIBOR for borrowing periods of one month and two months were each 5.09%.

Blockbuster Debt
On June 21, 1999, Blockbuster Inc. entered into a $1.9 billion unsecured credit agreement (the "Blockbuster Credit Agreement") with a syndicate of banks. The Blockbuster Credit Agreement is comprised of a $700 million revolver due July 1, 2004, a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004, and a $600 million revolver due June 19, 2000, which was subsequently reduced with proceeds from the IPO as described below. Interest rates are based on the prime rate or LIBOR at Blockbuster's option at the time of borrowing. A varying commitment fee is charged on the unused amount of the revolver.

The Blockbuster Credit Agreement contains covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster's common stock or other distributions and also require compliance with financial covenants with respect to a maximum leverage ratio and a minimum fixed charge ratio.

On June 23, 1999, Blockbuster Inc. borrowed $1.6 billion, comprised of $400 million borrowed under the long-term revolver, $600 million borrowed under the term loan, and $600 million under the short-term revolver. The weighted average interest rate at September 30, 1999 for these borrowings is 7.2%. The proceeds of the borrowings were used to pay amounts owed to the

                         VIACOM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

Company. Blockbuster has repaid $442.9 million of the short-term revolver through proceeds from the IPO. These proceeds permanently reduced Blockbuster's commitments under the Blockbuster Credit Agreement from $1.9 billion to approximately $1.46 billion.

10)  COMMITMENTS AND CONTINGENCIES

The commitments of the Company for program license fees, which are not reflected in the balance sheet at September 30, 1999 and are estimated to aggregate $1.2 billion, principally reflect Showtime Networks Inc.'s ("SNI's") commitments of $856.6 million for the acquisition of programming rights and the production of original programming, and exclude intersegment commitments between the Networks and Entertainment segments of $894.7 million. The estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments to acquire programming rights are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

11)  PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated effective tax rates of 51.6% for 1999 and 59.7% for 1998 were both adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the estimated effective tax rates would have been 35.9% for 1999 and 38.1% for 1998.

Due to the unusual nature of the 1998 second quarter charge associated with the change in accounting for rental tape amortization, the full income tax effect is reflected in the second quarter 1998 tax provision, and is excluded from the estimated annual effective rate.

12)  OPERATING SEGMENTS

The following table sets forth the Company's financial performance by operating segment. Prior period results have been reclassified to conform to the new presentation. Intersegment revenues, recorded at fair market value, of the Entertainment segment were $69.1 million and $177.5 million for the three and nine months ended September 30, 1999 and $54.0 million and $110.0 million for the three and nine months ended September 30, 1998, respectively. All other intersegment revenues were immaterial for each of the periods presented.

                         VIACOM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

                                                     Three months ended                  Nine months ended
                                                        September 30,                      September 30,
                                                  --------------------------         --------------------------
                                                    1999              1998             1999              1998
                                                  --------          --------         --------          --------
Revenues:
Networks...................................       $  752.6          $  656.7         $2,120.8          $1,798.7
Entertainment..............................        1,170.7           1,315.6          3,288.2           3,477.6
Video......................................        1,112.8             985.5          3,267.5           2,806.7
Parks......................................          207.0             227.5            365.9             391.5
Publishing.................................          162.2             156.7            430.7             387.6
Online.....................................            6.6               3.3             16.5               8.0
Intercompany eliminations..................          (79.9)            (56.5)          (203.2)           (116.4)
                                                  --------          --------         --------          --------
   Total revenues..........................       $3,332.0          $3,288.8         $9,286.4          $8,753.7
                                                  ========          ========         ========          ========

EBITDA:
Networks...................................       $  285.1          $  234.2         $  705.9          $  559.6
Entertainment..............................           95.7             214.7            424.3             542.0
Video......................................          129.9             104.3            379.5             (87.7)
Parks......................................           67.5              72.8             93.4              98.2
Publishing.................................           22.0              21.4             44.6              35.4
Online.....................................          (15.5)               .4            (22.5)               .7
                                                  --------          --------         --------          --------
   Total segment EBITDA....................          584.7             647.8          1,625.2           1,148.2

Reconciliation to operating income:
Corporate/Eliminations.....................          (44.8)            (48.0)          (128.4)           (121.7)
Depreciation and amortization..............         (218.7)           (192.5)          (615.8)           (571.2)
                                                  --------          --------         --------          --------
   Total operating income..................       $  321.2          $  407.3         $  881.0          $  455.3
                                                  ========          ========         ========          ========

                         VIACOM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

13)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Viacom International Inc. ("Viacom International") is a wholly owned subsidiary of the Company. The Company has fully and unconditionally guaranteed Viacom International debt securities. The Company has determined that separate financial statements and other disclosures concerning Viacom International are not material to investors. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of the Company, Viacom International (in each case, carrying investments in Non-Guarantor Affiliates under the equity method), the direct and indirect Non-Guarantor Affiliates of the Company, and the eliminations necessary to arrive at the information for the Company on a consolidated basis. Certain prior-year equity eliminations have been reclassified to conform with the current period presentation.

                                                                    Three Months Ended September 30, 1999
                                                  --------------------------------------------------------------------------
                                                                                     Non-                        Viacom
                                                      Viacom         Viacom        Guarantor                       Inc.
                                                       Inc.      International    Affiliates    Eliminations   Consolidated
                                                  -------------  -------------   -------------  -------------  -------------
Revenues.......................................      $     7.8       $   538.1       $ 2,890.0      $  (103.9)     $ 3,332.0

Expenses:
 Operating.....................................            7.5           175.7         2,033.9          (97.8)       2,119.3
 Selling, general and administrative...........             .3           170.8           431.4             --          602.5
 Restructuring charge..........................             --              --            70.3             --           70.3
 Depreciation and amortization.................             .9            24.0           193.8             --          218.7
                                                     ---------       ---------       ---------      ---------      ---------
       Total expenses..........................            8.7           370.5         2,729.4          (97.8)       3,010.8
                                                     ---------       ---------       ---------      ---------      ---------

Operating income (loss)........................            (.9)          167.6           160.6           (6.1)         321.2

Other income (expense):
   Interest expense............................          (91.0)         (149.9)          (39.5)         162.1         (118.3)
   Interest income.............................             .2           162.8             6.9         (162.1)           7.8
   Other items, net............................           (5.1)           (4.1)            6.8             --           (2.4)
                                                     ---------       ---------       ---------      ---------      ---------
Earnings (loss) from continuing operations
 before income taxes...........................          (96.8)          176.4           134.8           (6.1)         208.3
 Benefit (provision) for income taxes..........           39.7           (72.4)          (60.5)            --          (93.2)
 Equity in earnings (loss) of affiliated
     companies, net of tax.....................          168.0            63.3            (9.0)        (226.1)          (3.8)
 Minority interest.............................             --              .7            (1.1)            --            (.4)
                                                     ---------       ---------       ---------      ---------      ---------
Net earnings before extraordinary loss.........          110.9           168.0            64.2         (232.2)         110.9
Extraordinary loss, net of tax.................          (14.2)             --              --             --          (14.2)
                                                     ---------       ---------       ---------      ---------      ---------
Net earnings...................................      $    96.7       $   168.0       $    64.2      $  (232.2)     $    96.7
                                                     =========       =========       =========      =========      =========

                         VIACOM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


                                                                     Nine Months Ended September 30, 1999
                                                      ------------------------------------------------------------------
                                                                                   Non-                        Viacom
                                                       Viacom       Viacom       Guarantor                      Inc.
                                                        Inc.    International   Affiliates   Eliminations   Consolidated
                                                      --------  -------------   ----------   ------------   ------------
Revenues..........................................    $   27.1  $     1,475.8   $  8,004.4   $     (220.9)  $    9,286.4

Expenses:
  Operating.......................................        26.0          482.6      5,713.1         (214.8)       6,006.9
  Selling, general and administrative.............         1.5          529.2      1,181.7             --        1,712.4
  Restructuring charge............................          --             --         70.3             --           70.3
  Depreciation and amortization...................         2.7           68.0        545.1             --          615.8
                                                      --------  -------------   ----------   ------------   ------------
      Total expenses..............................        30.2        1,079.8      7,510.2         (214.8)       8,405.4
                                                      --------  -------------   ----------   ------------   ------------

Operating income (loss)...........................        (3.1)         396.0        494.2           (6.1)         881.0

Other income (expense):
  Interest expense................................      (277.9)        (448.1)      (126.6)         525.2         (327.4)
  Interest income.................................         9.7          511.2         20.8         (525.2)          16.5
  Other items, net................................       (15.6)            .9         17.6             --            2.9
                                                      --------  -------------   ----------   ------------   ------------
Earnings (loss) from continuing operations
  before income taxes.............................      (286.9)         460.0        406.0           (6.1)         573.0
  Benefit (provision) for income taxes............       117.6         (188.6)      (224.6)            --         (295.6)
  Equity in earnings (loss) of affiliated
     companies, net of tax........................       407.6          135.8        (52.8)        (528.7)         (38.1)
  Minority interest...............................          --             .7         (1.4)            --            (.7)
                                                      --------  -------------   ----------   ------------   ------------
Net earnings before extraordinary loss............       238.3          407.9        127.2         (534.8)         238.6
  Extraordinary loss, net of tax..................       (37.4)           (.3)          --             --          (37.7)
                                                      --------  -------------   ----------   ------------   ------------
Net earnings......................................       200.9          407.6        127.2         (534.8)         200.9
  Cumulative convertible preferred
     stock dividend requirement...................         (.4)            --           --             --            (.4)
  Premium on repurchase of preferred stock........       (12.0)            --           --             --          (12.0)
                                                      --------  -------------   ----------   ------------   ------------
Net earnings attributable to common stock.........    $  188.5  $       407.6   $    127.2   $     (534.8)  $      188.5
                                                      ========  =============   ==========   ============   ============

                         VIACOM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


                                                                    Three Months Ended September 30, 1998
                                                     ------------------------------------------------------------------
                                                                                  Non-                        Viacom
                                                      Viacom       Viacom       Guarantor                      Inc.
                                                       Inc.    International   Affiliates   Eliminations   Consolidated
                                                     -------   -------------   ----------   ------------   ------------
Revenues..........................................   $   7.6         $ 458.4     $2,825.9        $  (3.1)      $3,288.8

Expenses:
  Operating.......................................       5.9           121.9      2,020.7           (3.1)       2,145.4
  Selling, general and administrative.............        .3           172.5        370.8             --          543.6
  Depreciation and amortization...................        .3            21.7        170.5             --          192.5
                                                     -------         -------     --------        -------       --------
      Total expenses..............................       6.5           316.1      2,562.0           (3.1)       2,881.5
                                                     -------         -------     --------        -------       --------

Operating income (loss)...........................       1.1           142.3        263.9             --          407.3

Other income (expense):
  Interest expense................................    (138.4)         (156.6)       (22.3)         157.0         (160.3)
  Interest income.................................       5.3           148.9          4.7         (157.0)           1.9
  Other items, net................................      (6.0)           (1.7)        (1.8)            --           (9.5)
                                                     -------         -------     --------        -------       --------
Earnings (loss) from continuing operations
  before income taxes.............................    (138.0)          132.9        244.5             --          239.4
  Benefit (provision) for income taxes............      56.6           (54.5)      (152.7)            --         (150.6)
  Equity in earnings (loss) of affiliated
      companies, net of tax.......................     219.8            (1.4)        (6.2)        (215.1)          (2.9)
  Minority interest...............................        --             (.1)          .6             --             .5
                                                     -------         -------     --------        -------       --------
Earnings (loss) from continuing operations........     138.4            76.9         86.2         (215.1)          86.4
Discontinued operations:
  Earnings from discontinued operations...........        --              --         67.9             --           67.9
  Gain (loss) on dispositions.....................        --           142.9       (158.8)            --          (15.9)
                                                     -------         -------     --------        -------       --------
Net earnings (loss)...............................     138.4           219.8         (4.7)        (215.1)         138.4
  Cumulative convertible preferred
     stock dividend requirement...................     (15.0)             --           --             --          (15.0)
                                                     -------         -------     --------        -------       --------
Net earnings (loss) attributable to
     common stock.................................   $ 123.4         $ 219.8     $   (4.7)       $(215.1)      $  123.4
                                                     =======         =======     ========        =======       ========

                         VIACOM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


                                                                       Nine Months Ended September 30, 1998
                                                       -------------------------------------------------------------------
                                                                                     Non-                        Viacom
                                                        Viacom        Viacom       Guarantor                      Inc.
                                                         Inc.     International   Affiliates   Eliminations   Consolidated
                                                       --------   -------------   ----------   ------------   ------------
Revenues..........................................     $   28.2   $     1,196.3   $  7,545.1   $      (15.9)  $    8,753.7

Expenses:
  Operating.......................................         23.3           385.2      5,866.4          (15.9)       6,259.0
  Selling, general and administrative.............          1.7           443.4      1,023.1             --        1,468.2
  Depreciation and amortization...................          1.5            63.4        506.3             --          571.2
                                                       --------   -------------   ----------   ------------   ------------
      Total expenses..............................         26.5           892.0      7,395.8          (15.9)       8,298.4
                                                       --------   -------------   ----------   ------------   ------------

Operating income..................................          1.7           304.3        149.3             --          455.3

Other income (expense):
  Interest expense................................       (414.9)         (461.5)       (63.5)         458.9         (481.0)
  Interest income.................................         17.0           432.8         21.0         (458.9)          11.9
  Other items, net................................        (15.1)            6.4         (5.3)            --          (14.0)
                                                       --------   -------------   ----------   ------------   ------------
Earnings (loss) from continuing operations
  before income taxes.............................       (411.3)          282.0        101.5             --          (27.8)
  Benefit (provision) for income taxes............        168.6          (115.6)      (138.4)            --          (85.4)
  Equity in earnings (loss) of affiliated
     companies, net of tax........................        101.8          (208.9)       (31.4)         117.3          (21.2)
  Minority interest...............................           --             1.1           --             --            1.1
                                                       --------   -------------   ----------   ------------   ------------
Loss from continuing operations...................       (140.9)          (41.4)       (68.3)         117.3         (133.3)
Discontinued operations:
  Earnings from discontinued operations...........           --              --          8.0             --            8.0
  Gain (loss) on dispositions.....................           --           143.2       (158.8)            --          (15.6)
                                                       --------   -------------   ----------   ------------   ------------
Net earnings (loss)...............................       (140.9)          101.8       (219.1)         117.3         (140.9)
  Cumulative convertible preferred
     stock dividend requirement...................        (45.0)             --           --             --          (45.0)
                                                       --------   -------------   ----------   ------------   ------------
Net earnings (loss) attributable to
     common stock.................................     $ (185.9)  $       101.8   $   (219.1)  $      117.3   $     (185.9)
                                                       ========   =============   ==========   ============   ============

                         VIACOM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


                                                                               September 30, 1999
                                                     ---------------------------------------------------------------------
                                                                                     Non-
                                                       Viacom        Viacom        Guarantor                   Viacom Inc.
                                                        Inc.      International    Affiliates   Eliminations   Consolidated
                                                     ----------   -------------   -----------   ------------   ------------
Assets
Current Assets:
     Cash and cash equivalents....................   $     34.0      $    479.8    $    160.4     $       --     $    674.2
     Receivables, net.............................          6.9           366.1       1,398.0          (94.1)       1,676.9
     Inventory....................................         13.4           166.1       1,618.6             --        1,798.1
     Other current assets.........................          1.5           165.0         666.3             --          832.8
                                                     ----------      ----------    ----------     ----------     ----------
        Total current assets......................         55.8         1,177.0       3,843.3          (94.1)       4,982.0

Property and equipment, at cost...................         14.2           652.0       4,430.5             --        5,096.7
     Less accumulated depreciation................          4.0           224.5       1,552.5             --        1,781.0
                                                     ----------      ----------    ----------     ----------     ----------
        Net property and equipment................         10.2           427.5       2,878.0             --        3,315.7

Inventory.........................................           --           464.6       2,447.0             --        2,911.6
Intangibles, at amortized cost....................        107.1           517.5      10,799.5             --       11,424.1
Investments in consolidated subsidiaries..........      6,635.4        14,928.1            --      (21,563.5)            --
Other assets......................................       (358.8)          168.1       1,960.3         (134.8)       1,634.8
                                                     ----------      ----------    ----------     ----------     ----------
                                                     $  6,449.7      $ 17,682.8    $ 21,928.1     $(21,792.4)    $ 24,268.2
                                                     ==========      ==========    ==========     ==========     ==========

Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable.............................   $       --      $     58.1    $    476.3     $    (47.0)    $    487.4
     Accrued compensation.........................           --           121.9         250.6             --          372.5
     Participants' share, residuals and
           royalties payable......................           --              --       1,079.6             --        1,079.6
     Income tax payable...........................        (26.0)          930.8        (156.2)        (536.2)         212.4
     Current portion of long-term debt............           --            22.5         108.7             --          131.2
     Accrued expenses and other...................       (343.6)          529.8       1,828.6         (112.6)       1,902.2
                                                     ----------      ----------    ----------     ----------     ----------
        Total current liabilities.................       (369.6)        1,663.1       3,587.6         (695.8)       4,185.3
                                                     ----------      ----------    ----------     ----------     ----------

Long-term debt....................................      3,559.5         1,036.3       1,546.0             --        6,141.8
Other liabilities.................................    (11,782.0)        2,101.8       8,540.7        4,162.6        3,023.1

Shareholders' equity:
     Preferred Stock..............................           --           104.1          20.4         (124.5)            --
     Common Stock.................................          7.5           185.7         525.8         (711.5)           7.5
     Additional paid-in capital...................     10,260.0         7,332.1       7,742.0      (15,074.1)      10,260.0
     Retained earnings............................      6,206.0         5,229.4          28.4       (9,349.1)       2,114.7
     Accumulated other comprehensive
        income (loss).............................           --            30.3         (62.8)            --          (32.5)
                                                     ----------      ----------    ----------     ----------     ----------
                                                       16,473.5        12,881.6       8,253.8      (25,259.2)      12,349.7
 Less treasury stock, at cost.....................      1,431.7              --            --             --        1,431.7
                                                     ----------      ----------    ----------     ----------     ----------
      Total shareholders' equity..................     15,041.8        12,881.6       8,253.8      (25,259.2)      10,918.0
                                                     ----------      ----------    ----------     ----------     ----------
                                                     $  6,449.7      $ 17,682.8    $ 21,928.1     $(21,792.4)    $ 24,268.2
                                                     ==========      ==========    ==========     ==========     ==========

                         VIACOM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Tabular dollars in millions, except per share amounts)

                                                                               December 31, 1998
                                                     ---------------------------------------------------------------------
                                                                                     Non-
                                                       Viacom        Viacom        Guarantor                   Viacom Inc.
                                                        Inc.      International   Affiliates   Eliminations   Consolidated
                                                     ----------   -------------   ----------   ------------   ------------
Assets
Current Assets:
     Cash and cash equivalents....................   $    406.4      $    189.5   $    171.4     $       --     $    767.3
     Receivables, net.............................          9.5           319.5      1,458.0          (27.9)       1,759.1
     Inventory....................................         11.5           131.9      1,662.1             --        1,805.5
     Other current assets.........................           .9           160.9        570.8             --          732.6
                                                     ----------      ----------   ----------     ----------     ----------
        Total current assets......................        428.3           801.8      3,862.3          (27.9)       5,064.5

Property and equipment............................         13.6           602.3      3,921.1             --        4,537.0
     Less accumulated depreciation................          3.0           188.6      1,265.9             --        1,457.5
                                                     ----------      ----------   ----------     ----------     ----------
        Net property and equipment................         10.6           413.7      2,655.2             --        3,079.5

Inventory.........................................           --           400.1      2,070.7             --        2,470.8
Intangibles, at amortized cost....................        109.4           530.9     10,917.0             --       11,557.3
Investments in consolidated subsidiaries..........      5,796.0        15,701.9           --      (21,497.9)            --
Other assets......................................         83.4         1,541.4      1,795.3       (1,979.1)       1,441.0
                                                     ----------      ----------   ----------     ----------     ----------
                                                     $  6,427.7      $ 19,389.8   $ 21,300.5     $(23,504.9)    $ 23,613.1
                                                     ==========      ==========   ==========     ==========     ==========

Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable.............................   $       --      $     68.0   $    474.4     $    (43.2)    $    499.2
     Accrued compensation.........................           --           144.4        265.9             --          410.3
     Participants' share, residuals and
        royalties payable.........................           --              --      1,227.5             --        1,227.5
     Income tax payable...........................           --         1,257.5       (139.7)        (591.3)         526.5
     Current portion of long-term debt............        282.4            13.5         81.3             --          377.2
     Accrued expenses and other...................        612.7           663.6      1,351.5          (35.9)       2,591.9
                                                     ----------      ----------   ----------     ----------     ----------
        Total current liabilities.................        895.1         2,147.0      3,260.9         (670.4)       5,632.6
                                                     ----------      ----------   ----------     ----------     ----------

Long-term debt....................................      2,214.6         1,050.4        548.4             --        3,813.4
Other liabilities.................................    (12,834.8)        3,458.2      9,008.6        2,485.5        2,117.5

Shareholders' equity:
     Preferred Stock..............................        600.0           104.1         20.4         (124.5)         600.0
     Common Stock.................................          7.3           228.7      1,985.3       (2,214.0)           7.3
     Additional paid-in capital...................     10,519.6         7,545.4      6,676.9      (14,167.2)      10,574.7
     Retained earnings............................      6,024.1         4,821.9        (98.8)      (8,814.3)       1,932.9
     Accumulated other comprehensive
        income (loss).............................           --            34.1       (101.2)            --          (67.1)
                                                     ----------      ----------   ----------     ----------     ----------
                                                       17,151.0        12,734.2      8,482.6      (25,320.0)      13,047.8
   Less treasury stock, at cost...................        998.2              --           --             --          998.2
                                                     ----------      ----------   ----------     ----------     ----------
        Total shareholders' equity................     16,152.8        12,734.2      8,482.6      (25,320.0)      12,049.6
                                                     ----------      ----------   ----------     ----------     ----------
                                                     $  6,427.7      $ 19,389.8   $ 21,300.5     $(23,504.9)    $ 23,613.1
                                                     ==========      ==========   ==========     ==========     ==========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)


                                                                       Nine Months Ended September 30, 1999
                                                       --------------------------------------------------------------------
                                                                                      Non-
                                                         Viacom        Viacom       Guarantor                  Viacom Inc.
                                                          Inc.     International   Affiliates   Eliminations  Consolidated
                                                       ---------   -------------   ----------   ------------  ------------
Net cash flow from operating activities..............  $   384.3       $  (361.0)   $  (311.6)     $      --     $  (288.3)
                                                       ---------       ---------    ---------      ---------     ---------

Investing Activities:
     Capital expenditures............................         --           (71.8)      (431.8)            --        (503.6)
     Acquisitions, net of cash acquired..............     (180.2)             --       (129.3)            --        (309.5)
     Investments in and advances to
        affiliated companies.........................         --           (19.9)       (86.9)            --        (106.8)
     Purchases of short-term investments.............         --          (280.2)          --             --        (280.2)
     Proceeds from sales of short-term investments...         --           342.1           --             --         342.1
     Other, net......................................         --              --          1.9             --           1.9
                                                       ---------       ---------    ---------      ---------     ---------

Net cash flow from investing activities..............     (180.2)          (29.8)      (646.1)            --        (856.1)
                                                       ---------       ---------    ---------      ---------     ---------

Financing Activities:
     Borrowings from banks, net......................    1,297.0              --      1,197.2             --       2,494.2
     Repayment of notes and debentures...............   (1,073.8)           (1.5)          --             --      (1,075.3)
     Repurchase of Preferred Stock and dividend
        payments.....................................     (619.8)             --           --             --        (619.8)
     Purchase of treasury stock and warrants.........     (478.8)             --           --             --        (478.8)
     Payment of capital lease obligations............         --           (22.6)       (48.7)            --         (71.3)
     Increase (decrease) in intercompany
        payables.....................................      (72.7)          705.2       (632.5)            --            --
     Net proceeds from issuance of subsidiary
        stock........................................         --              --        430.7             --         430.7
     Proceeds from exercise of stock options
        and warrants.................................      371.5              --           --             --         371.5
     Other, net......................................         .1              --           --             --            .1
                                                       ---------       ---------    ---------      ---------     ---------
Net cash flow from financing activities..............     (576.5)          681.1        946.7             --       1,051.3
                                                       ---------       ---------    ---------      ---------     ---------
     Net increase (decrease) in cash and
        cash equivalents.............................     (372.4)          290.3        (11.0)            --         (93.1)
     Cash and cash equivalents at beginning
        of period....................................      406.4           189.5        171.4             --         767.3
                                                       ---------       ---------    ---------      ---------     ---------
Cash and cash equivalents at end of period...........  $    34.0       $   479.8    $   160.4      $      --     $   674.2
                                                       =========       =========    =========      =========     =========

                         VIACOM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (tabular dollars in millions, except per share amounts)


                                                                         Nine Months Ended September 30, 1998
                                                         -------------------------------------------------------------------
                                                                                       Non-
                                                          Viacom        Viacom       Guarantor                  Viacom Inc.
                                                           Inc.     International   Affiliates   Eliminations  Consolidated
                                                         --------   -------------   ----------   ------------  ------------
Net cash flow from operating activities                  $ (101.8)       $ (805.1)    $1,127.9       $     --      $  221.0
                                                         --------        --------     --------       --------      --------

Investing Activities:
     Capital expenditures..............................        --           (84.7)      (332.5)            --        (417.2)
     Acquisitions, net of cash acquired................     (12.0)             --        (91.9)            --        (103.9)
     Investments in and advances to
          affiliated companies.........................        --            (1.0)       (65.5)            --         (66.5)
     Purchases of short-term investments...............        --           (68.8)          --             --         (68.8)
     Proceeds from sales of short-term investments.....        --            74.5           --             --          74.5
     Proceeds from dispositions........................        --            19.2        122.5             --         141.7
     Other, net........................................        --            (9.7)        (6.0)            --         (15.7)
                                                         --------        --------     --------       --------      --------
Net cash flow from investing activities................     (12.0)          (70.5)      (373.4)            --        (455.9)
                                                         --------        --------     --------       --------      --------

Financing Activities:
     Borrowings from banks, net........................   1,172.1          (109.0)      (145.5)            --         917.6
     Repayment of notes and debentures.................    (150.0)         (250.0)          --             --        (400.0)
     Preferred Stock dividend payments.................     (45.0)             --           --             --         (45.0)
     Purchase of treasury stock & warrants.............    (312.2)             --           --             --        (312.2)
     Payment of capital lease obligations..............        --           (20.6)       (34.7)            --         (55.3)
     Increase (decrease) in intercompany
        payables.......................................    (698.8)        1,322.3       (623.5)            --            --
     Proceeds from exercise of stock options
        and warrants...................................     156.5              --           --             --         156.5
     Other, net........................................        --              --         (6.1)            --          (6.1)
                                                         --------        --------     --------       --------      --------
Net cash flow from financing activities................     122.6           942.7       (809.8)            --         255.5
                                                         --------        --------     --------       --------      --------
     Net increase (decrease) in cash
        and cash equivalents...........................       8.8            67.1        (55.3)            --          20.6
     Cash and cash equivalents at beginning
        of period......................................        .1            91.5        200.7             --         292.3
                                                         --------        --------     --------       --------      --------
     Cash equivalents at end of period.................  $    8.9        $  158.6     $  145.4       $     --      $  312.9
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

The following tables set forth revenues and operating income by business segment, for the three months and nine months ended September 30, 1999 and 1998. Results for the periods presented exclude contributions from the Company's educational, professional and reference publishing businesses ("Non-Consumer Publishing") and music retail stores ("Music") which were sold on November 27, 1998 and October 26, 1998, respectively. (See Note 7 of Notes to Consolidated Financial Statements).


                                            Three months ended      Percent       Nine months ended       Percent
                                              September 30,          B/(W)          September 30,          B/(W)
                                          ----------------------   --------     ----------------------   --------
                                             1999        1998                      1999        1998
                                             ----        ----                      ----        ----
                                              (In millions)                          (In millions)
Revenues:
Networks................................  $   752.6   $   656.7          15%    $ 2,120.8   $ 1,798.7          18%
Entertainment...........................    1,170.7     1,315.6         (11)      3,288.2     3,477.6          (5)
Video...................................    1,112.8       985.5          13       3,267.5     2,806.7          16
Parks...................................      207.0       227.5          (9)        365.9       391.5          (7)
Publishing..............................      162.2       156.7           4         430.7       387.6          11
Online..................................        6.6         3.3         100          16.5         8.0         106
Intercompany eliminations...............      (79.9)      (56.5)        (41)       (203.2)     (116.4)        (75)
                                          ---------   ---------                 ---------   ---------
     Total..............................  $ 3,332.0   $ 3,288.8           1     $ 9,286.4   $ 8,753.7           6
                                          =========   =========                 =========   =========

Operating income (loss): /(a)/
Networks................................  $   255.0   $   206.6          23%    $   617.8   $   480.8          28%
Entertainment...........................       31.0       167.1         (81)        258.8       401.6         (36)
Video...................................       29.9         9.9         202          87.7      (371.1)         NM
Parks...................................       54.3        60.0         (10)         53.7        59.5         (10)
Publishing..............................       16.8        17.1          (2)         30.5        22.5          36
Online..................................      (16.2)         .4          NM         (23.2)         .7          NM
                                          ---------   ---------                 ---------   ---------
     Segment Total......................      370.8       461.1         (20)      1,025.3       594.0          73
Corporate/Eliminations..................      (49.6)      (53.8)          8        (144.3)     (138.7)         (4)
                                          ---------   ---------                 ---------   ---------
     Total..............................  $   321.2   $   407.3         (21)    $   881.0   $   455.3          93
                                          =========   =========                 =========   =========

NM - Not meaningful


(a) Operating income (loss) is defined as net earnings (loss) before extraordinary loss (net of tax), discontinued operations (net of tax), minority interest, equity in loss of affiliated companies (net of tax), provision for income taxes, other items (net), interest expense and interest income.

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


EBITDA
------

The following table sets forth EBITDA (defined as operating income (loss) before depreciation and amortization) for the three months and nine months ended September 30, 1999 and 1998. EBITDA does not reflect the effect of significant amounts of amortization of goodwill related to business combinations accounted for under the purchase method.

While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

                                   Three months ended     Percent       Nine months ended      Percent
                                     September 30,         B/(W)          September 30,         B/(W)
                                  -------------------     -------     --------------------     -------
                                    1999       1998                      1999       1998
                                    ----       ----                      ----       ----
                                     (In millions)                        (In millions)
EBITDA:
Networks........................  $  285.1   $  234.2          22%     $  705.9   $  559.6          26%
Entertainment...................      95.7      214.7         (55)        424.3      542.0         (22)
Video...........................     129.9      104.3          25         379.5      (87.7)         NM
Parks...........................      67.5       72.8          (7)         93.4       98.2          (5)
Publishing......................      22.0       21.4           3          44.6       35.4          26
Online..........................     (15.5)        .4          NM         (22.5)        .7          NM
                                  --------   --------                  --------   --------
     Segment Total..............     584.7      647.8         (10)      1,625.2    1,148.2          42
Corporate/Eliminations..........     (44.8)     (48.0)          7        (128.4)    (121.7)         (6)
                                  --------   --------                  --------   --------
     Total......................  $  539.9   $  599.8         (10)     $1,496.8   $1,026.5          46
                                  ========   ========                  ========   ========

NM - Not meaningful

Results of Operations
---------------------

Revenues increased 1% to $3.33 billion and 6% to $9.29 billion for the three and nine months ended September 30, 1999, respectively, from $3.29 billion and $8.75 billion for the same prior-year periods. Revenue increases were paced by gains in the Networks, Video and Publishing segments. Networks recorded higher advertising revenues and affiliate fees for the periods presented. Video's revenue gains were led by worldwide same-store sales increases of 5.7% and 10.3% for the third quarter and for the nine months then ended and the increased number of Company-owned stores in operation in 1999.

Total expenses increased 4% to $3.0 billion for the third quarter of 1999 from $2.9 billion for the third quarter of 1998 and include the Spelling charge of approximately $81.1 million recorded during the third quarter of 1999. Total expenses increased 1% to $8.4 billion for the nine months ended September 30, 1999 from $8.3 billion for the nine months ended September 30, 1998. The nine month increase principally reflects the Spelling charge of $81.1 million and normal increases associated with revenue growth. Results for 1998 include a charge taken in the second quarter by Blockbuster of $424.3 million associated with an adjustment to the carrying value of rental tapes due to a new method of accounting.

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


EBITDA and operating income decreased 10% to $539.9 million and 21% to $321.2 million, respectively, for the third quarter, and increased 46% to $1.5 billion and 93% to $881.0 million, for the nine months ended September 30, 1999.

Excluding the impact of the Spelling charge recorded in the third quarter of 1999 and the second quarter 1998 Blockbuster charge from the results presented above, EBITDA increased 2% and 8% for the three and nine months ended September 30, 1999, respectively, from the prior-year periods, and operating income decreased 1% for the third quarter and increased 9% for the nine months.

Segment Results of Operations
-----------------------------

Networks (Basic Cable and Premium Subscription Television Program Services)

                           Three months ended            Percent           Nine months ended            Percent
                             September 30,                B/(W)              September 30,               B/(W)
                    --------------------------------    --------      -----------------------------    ---------
                        1999                1998                           1999            1998
                    ------------       -------------                  -------------    ------------
                             (In millions)                                   (In millions)
Revenues             $  752.6           $  656.7          15%          $   2,120.8      $   1,798.7          18%
Operating Income     $  255.0           $  206.6          23           $     617.8      $     480.8          28
EBITDA               $  285.1           $  234.2          22           $     705.9      $     559.6          26

The Networks segment is comprised of MTV Networks ("MTVN"), basic cable television program services, and Showtime Networks Inc. ("SNI"), premium subscription television program services.

For the third quarter of 1999, MTVN revenues of $553.9 million, EBITDA of $251.0 million and operating income of $226.3 million increased 17%, 22% and 23%, respectively. For the nine months ended September 30, 1999, MTVN revenues of $1.5 billion, EBITDA of $610.9 million and operating income of $540.2 million increased 23%, 25% and 27%, respectively, over the same nine months last year. The increase in MTVN's revenues principally reflects higher worldwide advertising revenues of 21% and 23% and higher affiliate fees of 9% and 12%, for the third quarter and nine months respectively, as well as the year to date success of MTVN's licensing programs, including RUGRATS and BLUES CLUES. Higher advertising revenues for the third quarter and nine months were primarily driven by rate increases at VH1 and MTV. For the nine months, higher advertising revenues were also driven by higher unit volume at MTV. MTVN's EBITDA and operating income gains were driven by the increased revenues.

SNI's revenues, EBITDA and operating income increased 9%, 9% and 12% for the third quarter, respectively, and 7%, 15% and 19% for the nine months ended September 30, 1999, respectively, over the same prior-year periods. The revenue increases were principally due to an increase of approximately 3.5 million subscriptions, up 19% over the prior year to 22.3 million subscriptions at September 30, 1999. Operating results reflect revenue increases attributable to the continued growth of direct broadcast satellite subscriptions, higher programming expenses and higher marketing costs in the second and third quarters of 1999 to support subscription growth, award winning original films and branding initiatives.

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


Entertainment (Motion Pictures, Television Programming, Television Stations, International Channels, Movie Theaters and Music Publishing)

                           Three months ended           Percent           Nine months ended           Percent
                              September 30,              B/(W)              September 30,              B/(W)
                      -----------------------------    --------      -----------------------------   --------
                          1999            1998                           1999            1998
                      -------------   -------------                  --------------  -------------
                              (In millions)                                 (In millions)
Revenues              $  1,170.7       $   1,315.6         (11)%       $  3,288.2      $  3,477.6        (5)%
Operating Income      $     31.0       $     167.1         (81)        $    258.8      $    401.6       (36)
EBITDA                $     95.7       $     214.7         (55)        $    424.3      $    542.0       (22)


The Entertainment segment is comprised of Paramount Pictures and Paramount Television (the "Paramount Studio"), the Paramount Stations Group, Paramount movie theaters, music publishing and international channels.

Entertainment revenues decreased 11% for the third quarter and 5% for the nine months ended September 30, 1999, due principally to lower Paramount Studio revenues. Paramount Studio revenues decreased 13% to $863.4 million for the third quarter and decreased 9% to $2.3 billion for the nine months ended September 30, 1999. Including revenues from Spelling's operations which were integrated into Paramount Television in the third quarter of 1999, Paramount Studio revenues decreased 16% and 8% to $964.4 million and $2.7 billion for the quarter and nine months ended September 30, 1999, respectively. The quarter benefited from higher domestic theatrical revenues from THE GENERAL'S DAUGHTER and RUNAWAY BRIDE and higher foreign home video revenues led by SAVING PRIVATE RYAN and THE RUGRATS MOVIE, however, the domestic home video revenues did not match the same prior-year period's home video release of TITANIC. For the nine months ended September 30, 1999, Paramount Studio revenues reflect the strong domestic theatrical contributions from VARSITY BLUES, PAYBACK, THE GENERAL'S DAUGHTER, SOUTH PARK and RUNAWAY BRIDE but did not match the same prior-year period's box office success of TITANIC, along with DEEP IMPACT and THE TRUMAN SHOW. Television revenues for the quarter and nine months were higher primarily due to higher syndication revenues from JUDGE JUDY, the first time availability of JAG and STAR TREK: VOYAGER and from an additional season of SISTER, SISTER partially offset by lower library syndication revenues. Revenues in 1998 reflect the recognition of the licensing of Spelling's classic video library to Artisan Entertainment and the sale of television library product to Pax TV. Revenues for television for the nine months also benefited from the recognition of a cable retransmission royalty settlement. The lower domestic theatrical and home video revenues for the nine months were partially offset by higher foreign theatrical and home video revenues led by contributions from STAR TREK: INSURRECTION, THE RUGRATS MOVIE, SAVING PRIVATE RYAN and THE TRUMAN SHOW. The quarter and nine months also benefited from increased theaters revenues generated by new multiplex theaters opened since the end of the same prior-year period.

Entertainment's EBITDA and operating income for the third quarter and nine months ended September 30, 1999 did not match the prior-year periods which included contributions from the successful theatrical and home video release of TITANIC. Entertainment's results also include the charge of $81.1 million incurred in the third quarter, primarily associated with the consolidation of Spelling's operations into Paramount Television, resulting in the elimination of duplicative sales forces and certain other back office functions. Excluding the impact of the Spelling charge, Entertainment's EBITDA and operating income were $166.0 million and $112.1 million, respectively, for the third quarter and $494.6 million and $339.9 million, respectively, for the nine months ended September 30, 1999. Paramount Studio's EBITDA and operating income decreased 23% and 28% to $114.6 million and $89.6 million, respectively, for the third quarter and decreased 8% and 11% to $354.6 million and $279.7 million, respectively, for the nine months ended September 30, 1999, principally due to the revenue items noted above. Paramount Studio's EBITDA and operating income, including Spelling's operating results, decreased 32% and 39% to $119.0 million and $88.1 million, respectively, for the third quarter and decreased 9% and 12% to $391.5 million and $300.5 million, respectively, for the nine months ended September 30, 1999. The nine month results reflect the recognition of a license of pay television rights for library

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


products and the renewal of a film processing agreement. Profits from television were lower for the quarter and nine months, mainly due to product mix, despite contributions from the first time availability of JAG and STAR TREK: VOYAGER, an additional domestic syndication season of SISTER, SISTER, and the recognition of a cable retransmission royalty settlement for the nine months. Theaters' EBITDA and operating income were higher for the quarter with the revenue contributions from new theaters but EBITDA and operating income were lower for the nine months due to the one-time costs associated with opening additional multiplexes.

Paramount Stations Group's revenues, EBITDA, and operating income increased 4% to $98.6 million, 2% to $32.2 million and 1% to $19.4 million, respectively, for the quarter and decreased 1%, to $304.0 million, 2% to $96.7 million and 6% to $58.8 million, respectively, for the nine months.

Video (Home Video and Game Rental and Retail)

                             Three months ended           Percent            Nine months ended            Percent
                               September 30,               B/(W)               September 30,               B/(W)
                        ----------------------------     --------     --------------------------------   --------
                            1999           1998                            1999             1998
                        -------------  -------------                  --------------    --------------
                               (In millions)                                   (In millions)
Revenues                 $  1,112.8     $   985.5            13%       $   3,267.5        $   2,806.7          16%
Operating Income         $     29.9     $     9.9           202        $      87.7        $    (371.1)         NM
EBITDA                   $    129.9     $   104.3            25        $     379.5        $     (87.7)         NM

NM - Not meaningful

The Video segment is comprised of Blockbuster Video, operating in the home video and video game rental and retailing business.

The revenue increases for the quarter and nine months ended September 30, 1999 were driven by strong consumer traffic and the increased number of Company-owned video stores. For the third quarter, worldwide same store sales, including rental and retail product, increased 5.7%. For the nine months ended September 30, 1999, worldwide same store sales increased 10.3%. The increase in same store revenues for both periods is principally due to increases in the number of domestic rental transactions of approximately 7% on a same store basis, for both the three and nine months ended September 30, 1999 as compared to the corresponding periods of the prior year. Blockbuster Video ended the third quarter with 6,860 stores, a net increase of 627 stores over the third quarter of 1998.

Video's EBITDA increased 25% in the third quarter, reflecting the continuing success of revenue growth programs implemented in the first quarter of 1999 which emphasize tape copy depth, promote customer loyalty and reward customer frequency. Video's gross margin percentage increased slightly to 61.2% for the third quarter 1999 from 60.0% for the third quarter 1998. For the nine months ended September 30, 1999, Video's gross margin percentage decreased slightly to 61.1% from 61.3% for the

                   Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


comparable prior-year period, excluding the $424.3 million charge taken in the second quarter of 1998, due to the impact of revenue sharing agreements which were not fully established in the first half of the prior-year period.

Parks (Theme Parks)

                                   Three months ended         Percent          Nine months ended           Percent
                                     September 30,             B/(W)             September 30,              B/(W)
                               --------------------------  -------------  ---------------------------  --------------
                                   1999          1998                         1999           1998
                               ------------  ------------                 ------------   ------------
                                     (In millions)                               (In millions)
          Revenues                   $207.0        $227.5         (9)%          $365.9         $391.5           (7)%
          Operating Income           $ 54.3        $ 60.0        (10)           $ 53.7         $ 59.5          (10)
          EBITDA                     $ 67.5        $ 72.8         (7)           $ 93.4         $ 98.2           (5)

The Parks segment is comprised of five regional theme parks and a themed attraction in the U.S. and Canada. The Parks' revenue, EBITDA and operating income declines for the third quarter and nine months ended September 30, 1999, reflect declines in overall attendance primarily due to increased competition at two of the parks and generally less than favorable weather conditions.

Publishing (Consumer Publishing)

                                   Three months ended         Percent          Nine months ended           Percent
                                     September 30,             B/(W)             September 30,              B/(W)
                               --------------------------  -------------  ---------------------------  --------------
                                   1999          1998                         1999           1998
                               ------------  ------------                 ------------   ------------
                                     (In millions)                               (In millions)
          Revenues                   $162.2        $156.7         4%            $430.7         $387.6         11%
          Operating Income           $ 16.8        $ 17.1        (2)            $ 30.5         $ 22.5         36
          EBITDA                     $ 22.0        $ 21.4         3             $ 44.6         $ 35.4         26

The Publishing segment is comprised of Simon & Schuster which includes imprints such as Pocket Books, Scribner and The Free Press.

For the quarter and nine months ended September 30, 1999, the improved revenues and operating results are due principally to higher sales in the Trade division, led by the best selling titles HEARTS IN ATLANTIS by Stephen King and 'TIS by Frank McCourt. The Children's division revenues also increased for these periods driven by higher front list sales including the best-selling title DANCE by Richard Paul Evans.

                   Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


Online (Interactive Online Services)


                                   Three months ended         Percent          Nine months ended           Percent
                                     September 30,             B/(W)             September 30,              B/(W)
                               --------------------------  -------------  ---------------------------  --------------
                                   1999          1998                         1999           1998
                               ------------  ------------                 ------------   ------------
                                     (In millions)                               (In millions)
          Revenues                   $  6.6         $ 3.3        100%           $ 16.5          $ 8.0        106%
          Operating Income           $(16.2)        $  .4         NM            $(23.2)         $  .7         NM
          EBITDA                     $(15.5)        $  .4         NM            $(22.5)         $  .7         NM

NM - Not meaningful

The Online segment is comprised of online music and children destinations featuring entertainment, information and e-commerce.

Revenue increases for the third quarter and nine months ended September 30, 1999 principally reflect increased license fees and higher advertising revenues. The operating losses in the current periods reflect the increased investment in the Company's online services.

On July 15, 1999, Liberty Digital acquired a 10% stake in MTVN online music ventures and the MTVN online music ventures acquired SonicNet, one of the Internet's leading music web sites, from Liberty Digital. As part of this transaction, MTVN also acquired rights to The Box Worldwide, an interactive 24-hour all-music network. In February 1999, the Company acquired Imagine Radio, an Internet radio company transmitting original radio stations offering listeners various customization features from a wide range of formats. The Company also owns Nvolve, Inc., a Web site developer, and Red Rocket, an online education toy retailer.

Other Income and Expense Information
------------------------------------

Corporate Expenses/Eliminations
Corporate expenses /Eliminations including depreciation and amortization expense decreased 8% to $49.6 million for the third quarter of 1999 from the same prior-year period in 1998 principally reflecting the timing of intersegment sales. Corporate expenses/Eliminations increased 4% to $144.3 million for the nine months ended September 30, 1999 over the comparable nine months reflecting an increase in Year 2000 costs in 1999 and a one time fee associated with the initial listing of the Company on the New York Stock Exchange.

Interest Expense
For the three and nine months ended September 30, 1999, interest expense decreased 26% to $118.3 million and 32% to $327.4 million, respectively. The Company had approximately $6.3 billion and $8.4 billion principal amount of debt outstanding (including current maturities) as of September 30, 1999 and September 30, 1998, respectively, at weighted average interest rates of 7.1% and 7.4%, respectively.

                   Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


Interest Income

For the three and nine months ended September 30, 1999, interest income increased $5.9 million to $7.8 million and $4.6 million to $16.5 million, respectively.

Provision for Income Taxes
The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated effective tax rates of 51.6% for 1999 and 59.7% for 1998 were both adversely affected by amortization of intangibles in excess of amounts which are deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the estimated effective tax rates would have been 35.9% for 1999 and 38.1% for 1998.

Due to the unusual nature of the 1998 second quarter charge associated with the change in accounting for rental tape amortization, the full income tax effect is reflected in the second quarter 1998 tax provision, and is excluded from the estimated annual effective rate.

Equity in Loss of Affiliates
"Equity in loss of affiliated companies, net of tax" was $3.8 million and $38.1 million for the third quarter of 1999 and the nine months then ended, respectively, as compared to a loss of $2.9 million and $21.2 million in the comparable prior-year periods, principally reflecting increased losses of United Paramount Network and international ventures, partially offset by the improved performance of Comedy Central.

Minority Interest
Minority interest primarily represents the minority ownership of Blockbuster common stock.

Discontinued Operations
For the quarter and nine months ended September 30, 1998, discontinued operations reflect the results of operations, net of tax, of Non-Consumer Publishing and Music which were sold on November 27, 1998 and October 26, 1998, respectively, the recognized loss on the Music sale, additional losses recognized for Virgin operations prior to disposal, the tax benefit associated with the disposal of Virgin and the reversal of unutilized cable split-off reserves.

Net Earnings (Loss)
For the reasons described above, net earnings of $96.7 million for the three months ended September 30, 1999 decreased $41.7 million from $138.4 million for the three months ended September 30, 1998. Net earnings of $200.9 million for the nine months ended September 30, 1999 increased $341.8 million from a loss of $140.9 million for the nine months ended September 30, 1998.

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

                   Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


Subsequent to its initial public offering, Blockbuster no longer participates in the Company's centralized cash management system. Cash generated by Blockbuster's operations is expected to be retained by Blockbuster for use in its operations or for investing.

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

Programming Commitments

The commitments of the Company for program license fees, which are not reflected in the balance sheet at September 30, 1999 and are estimated to aggregate $1.2 billion, principally reflect SNI's commitments of $856.6 million for the acquisition of programming rights and the production of original programming and exclude intersegment commitments between the Networks and Entertainment segments of $894.7 million. The estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments to acquire programming rights are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

Financial Position

Current assets decreased to $5.0 billion at September 30, 1999 from $5.1 billion at December 31, 1998, primarily reflecting the use of cash to repurchase convertible preferred stock and normal seasonal reductions in receivables. The allowance for doubtful accounts as a percentage of receivables increased to 6% at September 30, 1999 from 5% at December 31, 1998. The change in property and equipment principally reflects capital expenditures of $503.6 million related to capital additions for new and existing video stores, construction of new movie theaters and additional construction and equipment upgrades for the Parks offset by depreciation expense of $366.5 million. Current liabilities decreased approximately 26% to $4.2 billion at September 30, 1999 from $5.6 billion at December 31, 1998, reflecting the payment of taxes associated with the sale of Non-Consumer Publishing, payment of accrued expenses and settlement of the 8.0% Merger Debentures. Long-term debt, including current maturities, increased $2.1 billion to $6.3 billion at September 30, 1999 from $4.2 billion at December 31, 1998 primarily reflecting the tax payments discussed above, the repurchase program acquiring the Company's common stock and warrants as well as the continued investment in and seasonality of the Company's businesses.

Cash Flows

Net cash flow from operating activities of negative $288.3 million for the nine months ended September 30, 1999 principally reflects the tax payment related to the sale of Non-Consumer Publishing as well as increased investment in program development for the Entertainment and Networks segments. For the nine months ended September 30, 1998 net operating cash flow of $221.0 million reflects the reduction in accounts receivable due principally to the asset securitization program and the reduction in inventory due to the change in amortization for videocassettes, partially offset by the first quarter 1998 tax payment related to the sale of USA Networks and payment of accrued expenses. Net cash expenditures for investing activities of $856.1 million for the nine months ended September 30, 1999 principally reflects capital expenditures and the Spelling acquisition as well as acquisitions of video stores and television stations. Net cash expenditures for investing activities of $455.9 million for the nine months ended September 30, 1998, principally reflect capital expenditures and the Company's acquisition of television stations partially offset by proceeds from the disposition of Virgin. Financing activities principally reflect borrowings and repayments of debt during each

                   Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


period presented as well as proceeds from the exercise of stock options and warrants. For 1999, financing activities also reflect the repurchase of the Company's common stock, warrants and convertible preferred stock.

CAPITAL STRUCTURE
-----------------

The following table sets forth the Company's long-term debt, net of current portion:

                                           At September 30, 1999   At December 31, 1998
                                           ---------------------   --------------------
                                                           (In millions)
Notes payable to banks.................          $  3,364.2             $    868.5
Senior debt............................             2,310.4                2,308.9
Senior subordinated debt...............                35.3                   36.3
Subordinated debt......................                  --                  475.2
Obligations under capital leases.......               563.1                  501.4
Other..................................                  --                     .3
                                                 ----------             ----------
                                                    6,273.0                4,190.6
Less current portion...................               131.2                  377.2
                                                 ----------             ----------
                                                 $  6,141.8             $  3,813.4
                                                 ==========             ==========

The notes and debentures are presented net of an aggregate unamortized discount of $10.6 million as of September 30, 1999 and $56.0 million as of December 31, 1998.

Debt, including the current portion, as a percentage of total capitalization of the Company was 36% at September 30, 1999 and 26% at December 31, 1998.

At September 30, 1999, the Company's scheduled maturities of indebtedness through December 31, 2003, assuming full utilization of the March 1997 Credit Agreements, as amended, and the Blockbuster Credit Agreement are $22.0 million
(1999), $1.2 billion (2000), $1.8 billion (2001), $2.2 billion (2002) and $625.0 million (2003). The Company's maturities of long-term debt outstanding at September 30, 1999, excluding capital leases, are $22.0 million (1999), $439.5 million (2000), $304.6 million (2001), $2.1 billion (2002) and $625.0 million
(2003). The Company has classified certain

                   Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

At September 30, 1999, the Company was in compliance with all debt covenants and had satisfied all financial ratios and tests under the credit agreements. The Company expects to be in compliance and satisfy all such covenants and ratios as may be applicable from time to time during the remainder of 1999.

On September 27, 1999, the Company amended covenants of the March 1997 Credit Agreements, to allow for a potential split-off of Blockbuster Inc.

On July 7, 1999, the Company redeemed the remaining 8% Merger Debentures outstanding and recognized an extraordinary loss of $37.4 million, net of tax, on the early redemption.

On May 21, 1999, the Company amended the March 1997 Credit Agreements to, among other things, provide for the Blockbuster Credit Agreement.

On May 6, 1999, the 364-day film financing credit agreement, guaranteed by Viacom International Inc. and the Company, was paid in full and on May 7, 1999, this credit agreement terminated.

The Company used proceeds received from Blockbuster as described below to permanently reduce its commitments under the March 1997 Credit Agreements by $1.139 billion.

The March 1997 Viacom Credit Agreements, as amended, are comprised of (i) a $3.7 billion senior unsecured reducing revolver maturing July 1, 2002, (ii) a $600 million term loan maturing April 1, 2002 and (iii) a $100 million term loan maturing July 1, 2002. Of these amounts, $2.1 billion and $846.2 million were outstanding as of September 30, 1999 and December 31, 1998, respectively.

The interest rate on all loans made under the March 1997 Credit Agreements is based on a spread over Citibank, N.A.'s base rate or the London Interbank Offered Rate ("LIBOR"). The spread over such rate is based on the Company's credit rating. At September 30, 1999, the LIBOR (upon which the Company's borrowing rate was based) for borrowing periods of one month and two months were 5.4% and 5.47%, respectively. At December 31, 1998, LIBOR for borrowing periods of one month and two months were each 5.09%.

Blockbuster Debt
On June 21, 1999, Blockbuster Inc. entered into a $1.9 billion unsecured credit agreement (the "Blockbuster Credit Agreement") with a syndicate of banks. The Blockbuster Credit Agreement is comprised of a $700 million revolver due July 1, 2004, a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004, and a $600 million revolver due June 19, 2000, which was subsequently reduced with proceeds from the IPO as described below. Interest rates are based on the prime rate or LIBOR at Blockbuster's option at the time of borrowing. A varying commitment fee is charged on the unused amount of the revolver.

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


The Blockbuster Credit Agreement contains covenants, which, among other things, relates to the payment of dividends, repurchase of Blockbuster's common stock or other distributions and also requires compliance with financial covenants with respect to a maximum leverage ratio and a minimum fixed charge ratio.

On June 23, 1999, Blockbuster Inc. borrowed $1.6 billion, comprised of $400 million borrowed under the long-term revolver, $600 million borrowed under the term loan, and $600 million under the short-term revolver. The weighted average interest rate at September 30, 1999 for these borrowings is 7.2%. The proceeds of the borrowings were used to pay amounts owed to the Company. Blockbuster has repaid $442.9 million of the short-term revolver through proceeds from the IPO. These proceeds permanently reduced Blockbuster's commitments under the Blockbuster Credit Agreement from $1.9 billion to approximately $1.46 billion.

Use of Derivatives
------------------

The Company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign exchange rates, although it has in the past, and may in the future, also use derivatives to hedge against changes in interest rates. The Company does not hold or issue financial instruments for speculative trading purposes. The derivative instruments used are foreign exchange forward contracts and options. The foreign exchange contracts have principally been used to hedge the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, the Singapore Dollar, the European Union's common currency (the "Euro") and the European Currency Unit/British Pound relationship. These derivatives, which are over-the-counter instruments, are non-leveraged. Realized gains and losses on contracts that hedge exposure to market risks from changes in foreign exchange rates are recognized in "Other Items, net" and were not material in the periods presented. The Company is primarily vulnerable to changes in LIBOR which is the base rate currently used in the existing credit agreements, however the Company does not believe this exposure to be material.

Restructuring Charge
--------------------

During the third quarter of 1999, the Company recorded a charge of approximately $81.1 million, of which $70.3 million was recorded as a restructuring charge and $10.8 million was recorded as part of depreciation expense. The restructuring charge of $70.3 million was primarily associated with the consolidation of the operations of Spelling into Paramount Television, resulting in the elimination of duplicative sales forces and certain other back office functions. Included in this total are severance and employee related costs of $48.1 million, lease termination and other occupancy costs of $17.7 million and other exit costs of $4.5 million. Severance and other employee related costs represent the costs to terminate approximately 250 employees engaged in legal, sales, marketing, finance, information systems, technical support and human resources for Spelling. Lease termination and other occupancy costs principally represent the expenses associated with vacating existing lease obligations in New York and Los Angeles. The depreciation expense of approximately $10.8 million was associated with the fixed asset write-offs for software, leasehold improvements and equipment located at these premises. As of September 30, 1999, the Company had paid and charged approximately $4.9 million against the severance liability and $1.6 million against the other exit costs. The Company expects to complete the exit activities by the end of the year 2000.

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


Other Matters
-------------

On September 7, 1999, the Company and CBS Corporation announced that the companies had signed a definitive agreement to merge. Viacom and CBS have agreed that CBS will merge with the Company upon the terms and conditions set forth in the merger agreement and Viacom would be the surviving corporation. At the time of the merger, the Company will issue 1.085 shares of its Class B common stock for each share of CBS common stock and 1.085 shares of its Series C Preferred Stock for each share of CBS Series B Preferred Stock. The merger is subject to approval of shareholders of CBS and regulatory approval. The Company expects the merger to be completed in the first half of the year 2000.

On August 10, 1999, Blockbuster Inc. completed the initial public offering ("IPO") of 31 million shares of its Class A common stock at $15 per share and began trading on the New York Stock Exchange on August 11, 1999. The Company owns 100% of the outstanding shares of Blockbuster Inc. Class B common stock, which represented approximately 82.3% of Blockbuster's equity value after the initial public offering. Proceeds of the offering aggregated $442.9 million, net of underwriting discounts and commissions and before payment of offering expenses, and were used by Blockbuster to repay outstanding indebtedness under its credit agreement. The Company recorded a reduction to equity of approximately $662 million as a result of the issuance of subsidiary stock.

On July 7, 1999, the Viacom Five-Year Warrants expired. The Company received proceeds of approximately $317 million and issued approximately 9.0 million shares of its Class B Common Stock in connection with the exercise of 4.5 million warrants issued as part of the 1994 acquisition of Paramount Communications.

On June 21, 1999, the Company completed its tender offer for all outstanding shares of Spelling common stock that it did not already own for $9.75 per share in cash. The tendered shares, along with the shares already owned by the Company, represented approximately 97% of all of the issued and outstanding shares of Spelling. The tender offer was made under the terms of a merger agreement between the Company and Spelling. On June 23, 1999, the Company acquired the remaining outstanding shares of Spelling, approximately 3%, through a merger of Spelling and a wholly owned subsidiary of the Company. As a result of the merger, each share of Spelling common stock was also converted into the right to receive $9.75 in cash. The consideration for tendered shares was approximately $176 million.

The Board of Directors of the Company declared a 2-for-1 common stock split in the form of a dividend. The additional shares were issued on March 31, 1999 to shareholders of record on March 15,

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


1999. All common share and per share amounts have been adjusted to reflect the stock split for all periods presented.

Year 2000
---------

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

 .    Applications cover the software systems resident on mainframe, mid-range, network and personal computers. The Company defines an application as one or a collection of programs directly related to a common system. For example, a financial application may include all the general ledger and accounts receivable software code used to process information throughout an operating segment. In addition, the Company's applications have been segregated into critical and non-critical applications. Critical applications are software systems which, if not operational, could have a material impact on business operations.

 .    Infrastructure includes computers, data and voice communications networks, and other equipment which use embedded chip processors (e.g., inventory
                                                             ---
     movement systems, tape duplication equipment, telephone systems).

 .    Business partners include third party vendors, customers and other entities whose systems may interface with the Company or whose own operations are important to the Company's daily operations.

These three areas have been addressed using a five phase program: inventory, assessment, remediation, testing and contingency planning.

 .    Phase 1 inventories the respective applications, hardware and business partners.

 .    Phase 2 assesses the possible impact of a Y2K error on the continuing operation of each identified application, hardware systems or business partner relationship; and subsequently determines the risk to operations and assigns priorities.

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


 .    Phase 3 establishes and implements specific plans for the remediation of applications and hardware systems and for the determination of business partners' compliance.

 .    Phase 4 tests each application and hardware system and reviews business partners' compliance under the plans established in phase 3, to ensure that Y2K issues no longer exist.

 .    Phase 5 establishes and implements contingency plans in the event internal or external systems are not compliant.

Changes may occur to the Company's operations during the implementation of its Y2K program or subsequent to the completion of each phase, therefore, management may periodically revise its plans. The Company continues to review and test systems for Y2K compliance as changes occur.


State of Readiness

The Company's Y2K progress as of October 31, 1999 is as follows:

Applications

The inventory and assessment phases for the Company have been completed. Applications status of each operating segment is discussed below.

Networks, Corporate, Online - We have identified 15 critical domestic and 29
---------------------------
critical international applications which primarily relate to program scheduling, finance/payroll and network transmission. All critical and non-critical domestic and international applications have been remediated and tested.

Entertainment - We have identified 71 critical domestic and 50 critical
-------------
international applications which primarily relate to theatrical and video distribution, TV syndication, theater point-of-sale and finance/payroll. All critical and a significant number of non-critical worldwide applications have been remediated and tested and all remaining non-critical systems are scheduled for completion prior to year end.

Video - We have identified 16 critical domestic and 6 critical international
-----
applications which primarily relate to point-of-sale, warehousing, distribution and finance/payroll. All critical and non-critical worldwide applications have been remediated and tested.

Publishing - We have identified 13 critical domestic applications which
----------
primarily relate to order processing, warehousing and billing. All critical and non-critical applications have been remediated and tested.

Parks - We have identified 20 critical domestic and 4 critical international
-----
applications which primarily relate to point-of-sale, ticketing and finance/payroll. All worldwide applications have been remediated and tested.

Infrastructure

Infrastructure status of each operating segment is discussed below.

Networks, Corporate, Online - The inventory and assessment phases for domestic
---------------------------
and international operations have been completed. All domestic and international hardware systems have been remediated and tested.

Entertainment - The inventory and assessment phases for domestic and
-------------
international computer systems and non-computer domestic systems (e.g., studio
                                                                  ---
production facilities and equipment) have been completed. A significant number of infrastructure systems have been remediated and tested and the remaining systems will be completed in November 1999.

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


Video - Domestic and international inventory and assessment phases have been
-----
completed. All systems with embedded processors have completed remediation and testing.

Publishing - The inventory and assessment phases have been completed. All
----------
hardware systems have been remediated and tested.

Parks - The inventory and assessment phases have been completed. All systems
-----
with embedded processors have been remediated and tested.

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

The Company has completed the inventory phase and the assessment phase of business partners. The determination of third party Y2K compliance will continue through the end of the year.

Contingency Plans and Risks

As the remediation, testing and review of each application, infrastructure item and business partners occur, the Company is determining the need for contingency plans. Where appropriate, plans addressing both operational and technical alternatives are being developed and tested. This phase has begun and will continue through the end of 1999.

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

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


Costs

Y2K costs have been expensed as incurred, except those costs directly related to the replacement of systems requiring upgrades in the ordinary course of business which have been capitalized. As of September 30, 1999, the Company had incurred costs of approximately $50 million, of which $12 million have been capitalized. The estimated additional costs to complete the Y2K program are currently expected to approximate $7 million, of which approximately $3 million are expected to be capitalized. Based on these amounts, the Company does not expect the costs of the Y2K program to have a material effect on its results of operations, financial position or liquidity.

PART II - - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     10.1 Amendment No. 4, dated as of September 27, 1999, to the Amended and Restated Credit Agreement, dated as of March 26, 1997, as amended, among Viacom Inc., the Bank parties thereto from time to time, The Bank of New York, as a Managing Agent and as the Documentation Agent, Citibank, N.A., as a Managing Agent and as the Administrative Agent, Morgan Guaranty Trust Company of New York, as a Managing Agent, Bank of America, N.A. (formerly known as Bank of America NT&SA), as a Managing Agent, The Chase Manhattan Bank, as a Managing Agent, JP Morgan Securities Inc., as a Syndication Agent, Bank of America Securities, LLC (formerly known as Bank of America NT&SA), as Syndication Agent, the Banks identified as Agents on the signature pages thereof, as Agents, and the Banks identified as Co-Agents on the signature pages thereof, as Co-Agents.

     10.2   Viacom Inc. Executive Severance Plan for Senior Vice Presidents.

     11.    Statement re: Computation of Net Earnings Per Share.

     27.    Financial Data Schedule.

(b)  Reports on Form 8-K for Viacom Inc.

     Current Report on Form 8-K and Form 8-K/A of Viacom Inc. filed on September 8, 1999, relating to an Agreement and Plan of Merger providing for the merger of CBS Corporation with and into Viacom Inc., with Viacom Inc. as the surviving corporation, and related agreements.

                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     VIACOM INC.
                                           ---------------------------------
                                                    (Registrant)


Date November 15, 1999                     /s/ Sumner M. Redstone
     -----------------                     ---------------------------------
                                           Sumner M. Redstone
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer


Date November 15, 1999                     /s/ George S. Smith, Jr.
     -----------------                     ---------------------------------
                                           George S. Smith, Jr.
                                           Senior Vice President,
                                           Chief Financial Officer

                                 Exhibit Index
                                 -------------

10.1 Amendment No. 4, dated as of September 27, 1999, to the Amended and Restated Credit Agreement, dated as of March 26, 1997, as amended, among Viacom Inc., the Bank parties thereto from time to time, The Bank of New York, as a Managing Agent and as the Documentation Agent, Citibank, N.A., as a Managing Agent and as the Administrative Agent, Morgan Guaranty Trust Company of New York, as a Managing Agent, Bank of America, N.A. (formerly known as Bank of America NT&SA), as a Managing Agent, The Chase Manhattan Bank, as a Managing Agent, JP Morgan Securities Inc., as a Syndication Agent, Bank of America Securities, LLC (formerly known as Bank of America NT&SA), as Syndication Agent, the Banks identified as Agents on the signature pages thereof, as Agents, and the Banks identified as Co-Agents on the signature pages thereof, as Co-Agents.

10.2   Viacom Inc. Executive Severance Plan for Senior Vice Presidents.

11.    Statement re: Computation of Net Earnings Per Share.

27.    Financial Data Schedule.