Form 10-K405
period 1999-12-31
VIACOM INC
filed 2000-03-24
CIK 813828

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             -------------------

                                   FORM 10-K

                             -------------------

                                 ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NUMBER 1-9553

                             -------------------

                                  VIACOM INC.
            (Exact Name Of Registrant As Specified In Its Charter)

                             -------------------

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

                             -------------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                        Name of Each Exchange on
              Title of Each Class           Which Registered
              -------------------       ------------------------
Class A Common Stock, $0.01 par value   New York Stock Exchange
Class B Common Stock, $0.01 par value   New York Stock Exchange
6.75% Senior Notes due 2003             American Stock Exchange
7.75% Senior Notes due 2005             American Stock Exchange
7.625% Senior Debentures due 2016       American Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
                                     None
                               (Title Of Class)

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 14, 2000, 138,136,111 shares of Viacom Inc. Class A Common Stock, $0.01 par value ("Class A Common Stock"), and 560,513,402 shares of Viacom Inc. Class B Common Stock, $0.01 par value ("Class B Common Stock"), were outstanding. The aggregate market value of the shares of Class A Common Stock (based upon the closing price of $52 7/16 per share as reported by the New York Stock Exchange on that date) held by non-affiliates was approximately $2,328,844,392 and the aggregate market value of the shares of the Class B Common Stock (based upon the closing price of $52 11/16 per share as reported by the New York Stock Exchange on that date) held by non-affiliates was approximately $24,027,308,762.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Definitive Proxy of the Registrant for the 2000 Annual Meeting of Shareholders (Part III to the extent described herein).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    Part I

Item 1. Business.

Background

   Viacom Inc. (together with its subsidiaries and divisions, unless the context otherwise requires, the "Company") is a diversified entertainment company with operations in six segments: (i) Networks, (ii) Entertainment,
(iii) Video, (iv) Parks, (v) Publishing and (vi) Online. The Networks segment operates MTV: MUSIC TELEVISION(R), SHOWTIME(R), NICKELODEON(R)/NICK AT NITE(R), VH1 MUSIC FIRST(R) and TV LAND(R), among other program services. The Entertainment segment, which includes PARAMOUNT PICTURES(R), PARAMOUNT TELEVISION(TM) (collectively, the "PARAMOUNT STUDIO") and PARAMOUNT STATIONS GROUP(R), produces and distributes theatrical motion pictures and television programming and operates or programs 19 broadcast television stations. The Entertainment segment also includes movie theater and music publishing operations. The Video segment consists of an approximately 82% interest in BLOCKBUSTER, which operates and franchises BLOCKBUSTER(R) video stores worldwide. The Parks segment, PARAMOUNT PARKS(R), owns and operates five theme parks and a themed attraction in the U.S. and Canada. The Publishing segment publishes and distributes consumer books and related multimedia products, under such imprints as SIMON & SCHUSTER(R), POCKET BOOKS(TM), SCRIBNER(R) and THE FREE PRESS(TM). The Online segment provides online music and children's destinations featuring entertainment, information, community tools and e-commerce, through Internet sites currently related to MTV: MUSIC TELEVISION, NICKELODEON/NICK AT NITE and VH1 MUSIC FIRST.

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

   On September 7, 1999, the Company and CBS Corporation ("CBS") announced that the companies had signed a definitive agreement to merge. On December 29, 1999, shareholders of the Company and CBS approved the merger of the two companies. The Company and CBS have agreed that CBS will merge with the Company upon the terms and conditions set forth in the merger agreement, as amended and restated. At the time of the merger, the Company will issue 1.085 shares of its Class B Common Stock for each share of CBS common stock and
1.085 shares of its Series C Preferred Stock for each share of CBS Series B preferred stock. Although the waiting period prescribed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has expired, the merger is under continuing review by the U.S. Department of Justice and is further subject to regulatory approval by the Federal Communications Commission ("FCC") (see "Business--Regulation--Broadcasting"). The Company expects the merger to be completed in April of 2000.

   On August 10, 1999, BLOCKBUSTER INC. ("BLOCKBUSTER") (NYSE: BBI) sold to the public 31 million shares of its Class A common stock at $15 per share. The shares are traded on the New York Stock Exchange. The Company, through its ownership of all of the 144 million shares of BLOCKBUSTER Class B common stock outstanding, retained approximately 82% of the total equity value in, and approximately 96% of the combined voting power of, BLOCKBUSTER. Proceeds of the offering aggregated $442.9 million, net of underwriting discounts and commissions and before payment of offering expenses, and were used by BLOCKBUSTER to repay outstanding indebtedness under a $1.9 billion term and revolving credit agreement. The Company recorded a reduction to equity of approximately $662 million as a result of the issuance of subsidiary stock.

   In December 1999, a registration statement on Form S-4 was filed with the Securities and Exchange Commission relating to a split-off of BLOCKBUSTER pursuant to an offering by the Company to exchange all of its shares of BLOCKBUSTER for shares of the Company's common stock. The Company has announced that, subject to the approval of the Company's Board of Directors, which will be based on an assessment of market conditions, and the receipt of a supplemental private letter ruling from the Internal Revenue Service reflecting the anticipated merger between the Company and CBS, it intends to split-off BLOCKBUSTER by offering to exchange all of its shares of BLOCKBUSTER for shares of the Company's common stock. In particular, the Company has said it does not intend to commence the offer unless the BLOCKBUSTER Class A common stock price improves to a price range exceeding $20.00 per share. The split-off is intended to establish BLOCKBUSTER as a stand-alone entity with objectives separate from those of the Company's other businesses. The Company has no obligation to effect the split-off either before or after the merger. The Company cannot give any assurance as to whether or not or when the split-off will occur or as to the terms of the split-off if it does occur, or whether or not the split-off, if it does occur, will be tax free.

   On June 21, 1999, the Company completed its tender offer for all outstanding shares of SPELLING ENTERTAINMENT GROUP INC. ("SPELLING") common stock that it did not already own for $9.75 per share in cash. The tender offer was made under the terms of a merger agreement between the Company and SPELLING. The tendered shares, along with the shares already owned by the Company, represented approximately 97% of all of the issued and outstanding shares of SPELLING. On June 23, 1999, the Company acquired the remaining outstanding shares of SPELLING, approximately 3%, through a merger of SPELLING and a wholly owned subsidiary of the Company. As a result of the merger, each share of Spelling common stock was also converted into the right to receive $9.75 in cash. The total consideration for tendered shares and shares obtained by the merger was approximately $176 million.

   On November 27, 1998, the Company completed the sale of its educational, professional and reference publishing businesses to Pearson plc for approximately $4.6 billion in cash. On October 26, 1998, the Company completed the sale of its music retail stores to Wherehouse Entertainment, Inc. for approximately $115 million in cash. On September 4, 1998, SPELLING completed the sale of substantially all of the development operations of VIRGIN INTERACTIVE ENTERTAINMENT LIMITED ("VIRGIN") to Electronic Arts Inc. for $122.5 million in cash. In addition, on November 10, 1998, SPELLING completed the sale of all non-U.S. operations of VIRGIN to an investor group.

   On July 2, 1997, the Company completed the sale of its ten radio stations to Chancellor Media Corp. for approximately $1.1 billion in cash. On July 31, 1996, the Company completed the split-off of a subsidiary that held its cable television systems to its shareholders pursuant to an exchange offer and related transactions. As a result, the Company realized a gain of approximately $1.3 billion, reduced its debt and retired 30,713,920 of the Company's common shares, representing approximately 4.1% of the Company's then total outstanding common shares.

   As of March 14, 2000, National Amusements, Inc. ("NAI"), a closely held corporation that owns and operates approximately 1,300 movie screens in the U.S., the U.K. and South America, beneficially owned approximately 68% of the Company's voting Class A Common Stock, and approximately 28% of the Company's outstanding Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board and Chief Executive Officer of the Company.

   The Company's principal offices are located at 1515 Broadway, New York, New York 10036 (telephone 212/258-6000). At December 31, 1999, the Company and its affiliated companies employed approximately 126,820 people, of which approximately 39,130 were full-time salaried employees.

Business

  Networks

   The Company owns and operates advertiser-supported basic cable television program services and premium subscription television program services in the U.S. and internationally. The MTV Networks division ("MTVN") includes such owned and operated program services as MTV: MUSIC TELEVISION(R) ("MTV") in the U.S., Europe and Latin America, NICKELODEON(R) in the U.S., Europe, Asia and Latin America, NICK AT NITE(R) in the U.S., VH1 MUSIC FIRST(R) in the U.S. ("VH1"), VH1(R) in the U.K. and Germany, MTV's spin-off, MTV2: MUSIC TELEVISION(TM) in the U.S. and Europe, and TV LAND(R) in the U.S. MTVN also participates in program services as a joint venturer, including MTV: MUSIC TELEVISION(TM) in Asia, Russia and Brazil and NICKELODEON(R) in the U.K. and Australia. The Company's Showtime Networks Inc. subsidiary ("SNI") owns and operates SHOWTIME(R), THE MOVIE CHANNEL(R) and FLIX(R), and participates as a joint venturer in, and is the manager of, SUNDANCE CHANNEL(R). SNI also participates as a joint venturer in the advertiser-supported basic program service SHOWTIME EXTREME(R) in Spain. Additionally, the Company participates as a joint venturer in COMEDY CENTRAL(R), an advertiser-supported basic cable program service in the U.S., GULF DTH ENTERTAINMENT LDC ("GULF DTH"), a satellite direct-to-home platform offering programming in the Middle East, and NOGGIN(TM), a subscription-supported, non-commercial children's educational program service with the Children's Television Workshop launched on February 2, 1999, which is distributed by cable and satellite, and includes a related online service.

   Generally, the Company's networks are offered to customers of cable television operators, distributors of direct-to-home satellite services ("DTH") and other multichannel distributors. The two largest DTH distributors provide service using high-powered K-Band satellite technology (received by small satellite dishes at customers' premises, "DBS"); other DTH distributors provide service using low-powered C-Band satellite technology (received by large satellite dishes at customers' premises, "TVRO"). Cable television is currently the predominant means of distribution of the Company's program services in the U.S. Internationally, the predominant distribution technology varies territory by territory.

   MTV Networks. MTV targets viewers from the ages of 12 to 34 with programming that consists primarily of music videos and events, augmented by music and general lifestyle information, comedy and dramatic series, animated programs, news specials, interviews, documentaries and other youth-oriented programming. MTV2: MUSIC TELEVISION, a 24-hour, seven-days-a-week spin-off of MTV, targets a segment of the 12 to 34 year old audience with a "freeform" music format which features music videos from a broad range of musical genres and artists and is principally distributed to consumers by DTH. On August 1, 1998, MTVN launched "The Suite from MTV Networks" ("The Suite"), a package of digital television program services, which currently consists of six music program services, each featuring a music genre that is an extension of the MTV or VH1 service, NOGGIN and two other children's program services from NICKELODEON. The Suite is offered for distribution by digital technologies through DBS distributors and cable operators offering digital technology. On July 15, 1999, MTVN licensed from The MTVi GROUP, L.P. The Box Music Network, a 24-hour interactive, all music basic cable channel, which was contributed to The MTVi GROUP, L.P. by Liberty Digital Inc. (see "Business--Online"). The Box Music Network targets viewers from the ages of 12 to 34 with technology allowing selection of music videos on a market-by-market basis. The Box Music Network is offered to cable operators on a local and national basis.

   MTV continues to expand its business opportunities based on its programming. MTV FILMS(TM), in association with PARAMOUNT PICTURES, produced VARSITY BLUES, 200 CIGARETTES, ELECTION and THE WOOD which were released by PARAMOUNT PICTURES in 1999, and is currently producing ORIGINAL KINGS OF COMEDY. MTV has also launched lines of home videos, consumer products and books, featuring MTV programming and personalities. In addition, MTV pursues broadcast network and first-run syndication television opportunities through MTV PRODUCTIONS(TM), which, among other things, produces a reality music series scheduled to commence broadcasting on ABC on March 24, 2000. MTV's Internet activities are part of the Company's Online segment (see "Business-- Online").

   MTV had approximately 70.5 million domestic subscribers at December 31, 1999 (based on subscriber counts provided by each distributor of the service, including cable, DTH and other multichannel programming providers). According to the December 1999 sample reports issued by Nielsen Media Research (the "Nielsen Report"), MTV reached approximately 73.6 million domestic subscriber households. At December 31, 1999, MTV2: MUSIC TELEVISION had approximately
11.7 million domestic subscribers (based on subscriber counts provided by each distributor of the service, including cable, DTH and other multichannel programming providers). At December 31, 1999, The Box Music Network had approximately 7 million domestic subscribers (based on subscriber counts provided by each distributor of the service). According to the Nielsen Report, The Box Music Network reached approximately 19.4 million domestic subscriber households, including low power television (LPTV) transmission.

   MTV also owns and operates, participates in as a joint venturer, and licenses third parties to operate, MTV program services throughout the world. The MTV international program services are described in the International MTVN Program Services chart that follows. Most of these international MTV program services are regionally customized to suit the local tastes of their young adult viewers by the inclusion of local music, programming and on-air personalities, and use of the local language.

   NICKELODEON combines acquired and originally produced programs in a pro-social, non-violent format comprising two distinct program units tailored to age-specific demographic audiences: NICKELODEON, targeted to audiences ages 2 to 11 (which includes NICK JR.(R), a program block designed for 2 to 5 year olds), features a variety of live-action and animated programs, including children's game shows, educational shows, puppet shows, dramatic specials, comedy, adventure and magazine shows, and such popular shows as RUGRATS(R), BLUE'S CLUES(R) and SPONGEBOB SQUAREPANTS(TM), and NICK AT NITE, which attracts primarily audiences ages 18 to 54 and offers mostly situation comedies from various eras, including I LOVE LUCY, THE DICK VAN DYKE SHOW, HAPPY DAYS, THE MARY TYLER MOORE SHOW and TAXI. TV LAND, a 24-hour, seven-days-a-week spin-off of NICK AT NITE, is comprised of a broad range of well-known television programs from various genres, including comedies, dramas, westerns, variety and other formats from the 1950s through the 1980s. On March 1, 1999, the Company launched NICKELODEON GAS Games and Sports for Kids(TM), a cable program service packaged as part of The Suite featuring children's game shows and sports programming for viewers ages 6 to 11, which includes a related online service. NICKELODEON has committed approximately $200 million for the year 2000 to new production, both live-action and animation.

   At December 31, 1999, NICKELODEON/NICK AT NITE had approximately 72.8 million domestic subscribers (based on subscriber counts provided by each distributor of the service, including cable, DTH and other multichannel programming providers). According to the Nielsen Report, NICKELODEON/NICK AT NITE reached approximately 76.6 million domestic subscriber households. According to the Nielsen Media Research report for the period from September 9, 1999 to December 26, 1999, NICKELODEON held 50% of the gross ratings points for the kids ages 2 to 11 audience during the relevant daypart. At December 31, 1999, TV LAND had approximately 45.7 million domestic subscribers (based on subscriber counts provided by each distributor of the service, including cable, DTH and other multichannel programming providers). According to the Nielsen Report, TV LAND reached approximately 43.8 million domestic subscriber households.

   NICKELODEON licenses its brands and characters for and in connection with merchandise, home video and publishing worldwide. NICKELODEON MOVIES(R) develops a mix of story- and character-driven projects based on original ideas and NICKELODEON programming, such as the feature films SNOW DAY, released theatrically on February 11, 2000, and RUGRATS IN PARIS: THE MOVIE, expected to be released in 2000 by PARAMOUNT PICTURES, as well as a BLUE'S CLUES direct-to-video movie BLUE'S BIG MUSICAL. Additionally, the Company publishes a monthly NICKELODEON MAGAZINE(TM), which had approximately 803,000 subscribers at December 31, 1999, and according to Simmons Media Research, had a total audience of approximately 5.2 million children each month. NICK JR. also launched its own magazine in October 1999. The magazine is an interactive magazine for preschool families distributed nationally to approximately 500,000 parents through newsstand sales, subscriptions and preschool centers. Additionally, NICKELODEON owns and operates theme park attractions and touring shows under its NICKELODEON RECREATION(TM) unit and interactive public attractions and television production studios under its NICKELODEON STUDIOS(R) unit located at Universal Studios Florida. NICKELODEON also produces original animation at its NICKTOONS(R) Animation Studio in Burbank, California.

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

   VH1 presents music and related programming directed at an audience aged 25 to 44 with emphasis on series which feature viewers' favorite music and artists such as BEHIND THE MUSIC(R), THE LIST(TM), ROCK 'N' ROLL JEOPARDY(TM), VH1 WHERE ARE THEY NOW(R), VH1 MUSIC FIRST POP UP VIDEO(R) and VH1 STORYTELLERS(TM), in addition to airing music videos, concerts, special events and musically themed movies. In 1999, VH1 began airing two-hour, movie-length programming made for VH1, such as biopics of musical artists, fictionalized music-themed stories and music documentaries, including SWEETWATER: A TRUE ROCK STORY and RICKY NELSON: ORIGINAL TEEN IDOL. At December 31, 1999, VH1 had approximately 65.7 million domestic subscribers (based on subscriber counts provided by each distributor of the service, including cable, DTH and other multichannel programming providers). According to the Nielsen Report, VH1 reached approximately 69.2 million domestic subscriber households. International versions of VH1 program services are described in the International MTVN Program Services chart that follows.

   In 1999, VH1 broadcast live VH1 DIVAS LIVE '99(TM) featuring Whitney Houston, Cher, Tina Turner and Brandy. VH1 DIVAS LIVE '99(TM) was the highest rated program in the network's history. In 1999,VH1 entered into agreements with various record labels for the release of five VH1-branded audio products, including the second release from the DIVAS franchise and a live concert recording of Donna Summer. In addition, VH1 continued to support the VH1 SAVE THE MUSIC(TM) Foundation which, in connection with VH1's cable television and satellite affiliates, restored music education programs to over 140 public schools in 30 communities in 1999.

   MTVN, in exchange for cash and advertising time or for promotional consideration only, licenses from record companies music videos for exhibition on MTV, VH1, MTV2: MUSIC TELEVISION and other MTVN program services. MTVN has entered into multi-year global or regional music video licensing agreements with certain of the major record companies. These agreements generally cover a three to five year period and contain provisions regarding video debut and exclusivity for a limited number of music videos in the U.S. MTVN also is negotiating and expects to renew or initiate additional global or regional license agreements with the other major record companies and independent labels. However, there can be no assurance that such renewals or agreements can be concluded on favorable terms (see "Business--Competition--Networks").

   MTVN derives revenues principally from two sources: the sale of time on its own networks to advertisers; and the license of the networks to cable television operators, DTH and other distributors. The sale of MTVN advertising time is affected by viewer demographics, viewer ratings and market conditions for advertising time. Adverse changes to any of these factors could have an adverse effect on revenues. In addition, continued consolidation among cable operators could have an adverse effect on MTVN's license fee revenue (see "Business--Competition--Networks").

                      International MTVN Program Services

   The following table sets forth information regarding MTVN program services operated internationally:

                                                                                         Launch/
      Program                                                        Regional Feeds/   Commencement
      Service                Territory                Ownership        Language(1)         Date
      -------                ---------                ---------      ---------------   ------------
 MTV Europe        40 territories, including      100% by the       5 Regional Feeds  August 1987
                   all EU states, Eastern and     Company           (U.K., Northern,
                   Central Europe, South                            Scandinavian,
                   Africa, certain countries in                     Central and
                   the former Soviet Union, the                     South),
                   Middle East, Egypt, Faroe                        all in English
                   Islands, Israel,                                 (except Central
                   Liechtenstein, Malta and                         presented in
                   Moldova                                          German and South
                                                                    presented in
                                                                    Italian)


 MTV Latin         Latin America, the             100% by the       2 Regional Feeds  October 1993
  America          Caribbean, Brazil              Company           in Spanish
                   and the U.S.


 MTV Brasil        Brazil                         Joint Venture     Portuguese        October 1990
                                                  (with Abril
                                                  S.A.)


 MTV Asia          Taiwan, certain provinces in   Joint Venture     English,          April 1995
                   China*, Singapore,             (with PolyGram    Mandarin, Bahasa
                   Philippines, Brunei,           N.V.)             Indonesian,
                   Thailand, Singapore,                             Tagalog and
                   Philippines, Indonesia,                          Hindi
                   Malaysia, Vietnam, Hong
                   Kong*, South Korea*, Papua
                   New Guinea, India,
                   Sri Lanka, Bangladesh, Nepal
                   and Pakistan


 MTV Australia     Australia                      Licensing         English           March 1997
                                                  Arrangement
                                                  (with Optus
                                                  Vision Pty
                                                  Limited)


 MTV Russia        Russia                         Joint Venture     Russian           September 1998
                                                  (with Russia
                                                  Partners
                                                  Company, L.P.,
                                                  Biz Enterprises
                                                  and others)


 Nickelodeon       Latin America, Brazil and      100% by the       Spanish,          December 1996
  Latin America    the Caribbean                  Company           Portuguese and
                                                                    English


 Nickelodeon       Nordic region (including       100% by the       Swedish,          February 1997
  Nordic*          Sweden, Norway, Denmark and    Company           Norwegian and
                   Finland)                                         Danish


 Nickelodeon       U.K.                           Joint Venture     English           September 1993
  U.K.*                                           (with British
                                                  Sky Broadcasting
                                                  Limited)


 Nickelodeon       Australia                      Joint Venture     English           October 1995
  Australia                                       (with XYZ
                                                  Entertainment
                                                  Pty Ltd.)


 Nickelodeon       Spain                          100% by the       Spanish           March 1999
  Spain*                                          Company


 Nickelodeon       Japan, CIS/Baltic Republics,   100% by the       Japanese,         November 1998
  Global Network   India, Poland*, Hungary*,      Company           Russian, Magyar,
  Ventures(2)      Africa*, Malaysia, New                           English, Polish
                   Zealand, Romania, Indonesia,                     and Romanian
                   Bangladesh, Nepal and Malta


 VH1 U.K./VH1      All EU states, the Middle      100% by the       English           September 1994
  Export           East, Africa, Scandinavia,     Company
                   Israel, Malta, Moldova,
                   South Africa and Eastern
                   Europe


 VH1 Germany       Germany and Austria            100% by the       German            May 1995
                                                  Company

-------------------
 * Denotes program services that are not 24 hours-a-day/seven-days-a-week.
(1) All MTV and VH1 program services include English language music videos.
(2) Nickelodeon Global Network Ventures consists of eleven different services with customized programming for targeted markets.

   Showtime Networks Inc. SNI owns and operates three commercial-free, premium subscription television program services: SHOWTIME, offering recently released theatrical feature films, original motion pictures and series, family entertainment, and boxing and other special events; THE MOVIE CHANNEL, offering recently released theatrical films and related programming; and FLIX, an added-value program service featuring theatrical motion pictures primarily from the 1960s, 70s and 80s, as well as select recent titles. At December 31, 1999, SHOWTIME, THE MOVIE CHANNEL and FLIX, in the aggregate, had approximately 23.2 million subscriptions in 50 states and certain U.S. territories. SUNDANCE CHANNEL, a joint venture (among SNI, an affiliate of Robert Redford and Universal Studios) managed by SNI, is a commercial-free premium subscription television program service, dedicated to independent film, featuring top-quality American independent films, documentaries, foreign and classic art films, shorts and animation, with an emphasis on recently released titles.

   SNI also owns and operates several multiplexed versions of SHOWTIME and THE MOVIE CHANNEL in the U.S., including SHOWTIME BEYOND(TM), a genre-based channel featuring sci-fi, horror and fantasy programming, and SHOWTIME EXTREME(R), a genre-based channel featuring action/adventure programming. A different program service, also named SHOWTIME EXTREME, is available in Spain, where it is distributed as an advertiser-supported basic program service, and is jointly owned by SNI and Media Park, S.A., a leader in thematic channel production based in Barcelona.

   SNI also provides special events, such as sports and musical events, to licensees on a pay-per-view basis. SHOWTIME EVENT TELEVISION(TM) is a pay-per-view distributor of these special events, including boxing events, such as the historic rematch between heavyweight champion Evander Holyfield and former heavyweight champion Mike Tyson in June 1997, Evander Holyfield's successful defense of his heavyweight championship titles against a challenge by Michael Moorer in 1998, and the return to the ring of Mike Tyson in 1999. Other special events included the Backstreet Boys' U.S. full-length television concert in 1999.

   In order to exhibit theatrical motion pictures on premium subscription television, SNI enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for SHOWTIME and THE MOVIE CHANNEL, from major or independent motion picture producers and other distributors. SNI's exhibition rights cover the U.S. and may, on a contract-by-contract basis, cover additional territories. SNI has the exclusive U.S. premium television rights to all PARAMOUNT PICTURES' feature films theatrically released beginning January 1, 1998, as well as non-exclusive rights to certain titles from PARAMOUNT PICTURES' film library (see "Business--Entertainment"). SNI also has significant theatrical motion picture license agreements with Metro-Goldwyn-Mayer Inc. ("MGM"), PolyGram Filmed Entertainment Inc., Castle Rock Entertainment, Phoenix Pictures, Artisan Pictures Inc., Stratosphere Entertainment LLC, and Buena Vista Television (a subsidiary of The Walt Disney Company) for Dimension Films theatrical pictures, covering motion pictures initially theatrically released through dates ranging from December 31, 1999 to December 31, 2003. Theatrical motion pictures that are licensed to SNI on an exclusive basis are generally exhibited first on SHOWTIME and THE MOVIE CHANNEL after an initial period for theatrical, home video and pay-per-view exhibition and before the period has commenced for standard broadcast television and basic cable television exhibition. Many of the motion pictures which appear on FLIX have been previously available for standard broadcast and other exhibitions (but are shown on FLIX unedited and commercial-free).

   SNI also arranges for the development, production, acquisition and, in many cases, distribution of original programs, series and motion pictures. As part of its original programming strategy, SNI premiered 32 original motion pictures on SHOWTIME and 12 original motion pictures on THE MOVIE CHANNEL in 1999, and expects to premiere 32 original motion pictures in 2000. The producers of some of SNI's original motion pictures are given an opportunity to seek a theatrical release prior to such pictures' exhibition on SHOWTIME or THE MOVIE CHANNEL. If the producers are not successful in obtaining such a theatrical release, these pictures then premiere in the U.S. on SHOWTIME or THE MOVIE CHANNEL. SNI has entered into and plans to continue to enter into co-financing, co-production and/or co-distribution arrangements with other parties to reduce the net cost to SNI for its original motion pictures. In 1999, Hallmark Entertainment Distribution Company, PARAMOUNT TELEVISION and MGM were the predominant co-producers, co-financiers and co-distributors of SNI's original motion pictures, programs and series for that calendar year. BLOCKBUSTER and SNI have an agreement whereby BLOCKBUSTER will license from SNI the exclusive domestic home video rights to up to 90 SNI original motion pictures and other programs over the 1999-2001 period.

   The costs of acquiring premium television rights to programming and producing original motion pictures are the principal expenses of SNI. At December 31, 1999, in addition to program acquisition commitments reflected in the Company's financial statements, SNI had commitments to acquire programming rights and original programming commitments in an aggregate amount of approximately $726.7 million (excluding intersegment commitments of approximately $684.2 million), most of which is payable over the next six years as part of SNI's normal programming expenditures. SNI's commitments to acquire programming rights are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

   Other Joint Ventures. COMEDY CENTRAL, a joint venture of the Company and Home Box Office ("HBO"), a division of Time Warner Inc. ("Time Warner"), is an advertiser-supported basic cable television program service which features comedy programming, including SOUTH PARK. The Company is a joint venturer in GULF DTH, a satellite direct-to-home platform offering the following channels in the Middle East: MTV, VH1, NICKELODEON, TV LAND and THE PARAMOUNT COMEDY CHANNEL(TM). On February 2, 1999, NICKELODEON and the Children's Television Workshop launched as a joint venture, NOGGIN, a 24-hour, seven-days-a-week subscription-supported, non-commercial children's educational program service, which is distributed by cable and satellite, and includes a related online service. NOGGIN's purpose is to educate and entertain 2 to 12 year olds. NOGGIN's programming line-up includes a mix of live action, news, animated and puppet shows, including many acclaimed series such as Sesame Street, Electric Company and BLUE'S CLUES after their initial network runs.

   Entertainment

   The Entertainment segment's principal businesses are, through PARAMOUNT PICTURES, the production and distribution of motion pictures and, through PARAMOUNT TELEVISION, television programming (collectively, the "PARAMOUNT STUDIO"), as well as movie theater operations, music publishing and the ownership, operation or programming of 19 broadcast television stations. Additionally, the Company is a joint venturer in the UNITED PARAMOUNT NETWORK(R), also known as UPN(R), a U.S. broadcast television network (see "Business--Regulation--Broadcasting"), and various international basic cable and pay television program services.

   Theatrical Motion Pictures. Through PARAMOUNT PICTURES, the Company produces, finances and distributes feature motion pictures. Motion pictures are produced by PARAMOUNT PICTURES, produced by independent producers and financed in whole or in part by PARAMOUNT PICTURES, or produced by others and distributed by PARAMOUNT PICTURES. Each picture is a separate and distinct product with its financial success dependent upon many factors, among which cost and public response are of fundamental importance. In general, motion pictures produced or acquired for distribution by PARAMOUNT PICTURES are exhibited in U.S. and foreign theaters followed by videocassettes, discs and DVDs, pay-per-view television, premium subscription television, network television, and basic cable television and syndicated television exploitation. During 1999, PARAMOUNT PICTURES produced or co-produced and theatrically released 15 feature motion pictures in the U.S., including RUNAWAY BRIDE, DOUBLE JEOPARDY, THE GENERAL'S DAUGHTER, SLEEPY HOLLOW, PAYBACK, SOUTH PARK, THE TALENTED MR. RIPLEY and ANGELA'S ASHES; and VARSITY BLUES, THE WOOD, ELECTION and 200 CIGARETTES produced by MTV FILMS in association with PARAMOUNT PICTURES. PARAMOUNT PICTURES currently plans to release approximately 14 films in 2000, including MISSION: IMPOSSIBLE 2, RULES OF ENGAGEMENT, SHAFT, NUMBERS, ALONG CAME A SPIDER and BLESS THE CHILD, and SNOW DAY and RUGRATS IN PARIS: THE MOVIE produced by NICKELODEON MOVIES in association with PARAMOUNT PICTURES.

   In 1999, SAVING PRIVATE RYAN, theatrically released internationally through United International Pictures ("UIP"), won five Academy Awards.

   PARAMOUNT CLASSICS(TM), a division of PARAMOUNT PICTURES, commenced its distribution activities in 1999 with the theatrical release of six films. PARAMOUNT CLASSICS was established to handle the distribution of specialized film product that may require alternative release strategies from films generally distributed by PARAMOUNT PICTURES. PARAMOUNT CLASSICS plans to release approximately nine titles in 2000.

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

   PARAMOUNT PICTURES generally distributes its motion pictures for theatrical release outside the U.S. and Canada through UIP, a company owned by the Company, MGM and Universal Studios, Inc. ("Universal"). In October 1999, PARAMOUNT PICTURES and Universal agreed to extend their commitment for UIP to continue to distribute each studio's films through 2006. Also in October 1999, MGM notified UIP that as of the end of October 2000, it would be withdrawing from UIP and licensing its motion picture product elsewhere. PARAMOUNT PICTURES distributes its motion pictures on videocassette and disc in the U.S. and Canada through PARAMOUNT HOME ENTERTAINMENT(TM) and outside the U.S. and Canada, generally through PARAMOUNT HOME ENTERTAINMENT's international operations. During 1999, affiliates of the Company and Universal terminated their joint venture arrangements with regard to Cinema International B.V. which had previously handled videocassette and disc distribution outside of the U.S. and Canada for both entities; however, they continue to operate separate joint ventures for such distribution activities in five countries. PARAMOUNT PICTURES' feature films initially theatrically released in the U.S. on or after January 1, 1998 are exhibited exclusively (within U.S. premium television) on SHOWTIME and THE MOVIE CHANNEL. PARAMOUNT PICTURES also distributes its motion pictures for premium subscription, free and basic cable television release outside the U.S. and Canada and licenses its motion pictures to residential and hotel/motel pay-per-view, airlines, schools and universities.

   During 1999, PARAMOUNT PICTURES entered into an agreement with RAI-Radio Televisione Italiana for free television distribution rights in Italy for current motion picture and television product. This agreement also includes free television distribution rights in Italy for various motion picture and television library product.

   UIP and United Cinemas International ("UCI"; see "Business--Entertainment-- Theatrical Exhibition) were the subject of governmental inquiries by the Commission of the European Community ("EC"). UIP has resolved all issues with the EC relating to its pay television operations in the European Union. Consistent with PARAMOUNT PICTURES' and the other member studios' recent practices, the UIP member studios have agreed to license their pay television rights in the future without using the facilities of UIP. UIP Pay Television will continue to administer certain agreements that were previously entered into through UIP. The EC's evaluation of UIP's theatrical distribution operations has also been concluded, which resulted in the issuance of a comfort letter, the effect of which was to extend the exemption for a minimum of five additional years.

   In addition to premium subscription television, most motion pictures are also licensed for exhibition on broadcast and basic cable television, with fees generally collected in installments. All of the above license fees for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the year that licensed films are available for such exhibition, which, among other reasons, may cause substantial fluctuation in PARAMOUNT PICTURES' operating results. At December 31, 1999, the unrecognized revenues attributable to such licensing of completed films from PARAMOUNT PICTURES' license agreements were approximately $1.2 billion. At December 31, 1999, PARAMOUNT PICTURES had approximately 990 motion pictures in its library.

   Television Production and Syndication. The Company, through PARAMOUNT TELEVISION, VIACOM PRODUCTIONS(TM) and SPELLING, produces, acquires and distributes series, miniseries, specials and made-for-television movies primarily for broadcast on network television, first-run syndication, pay television and basic cable television. As a result of the merger with SPELLING, certain of SPELLING's operations have been integrated into PARAMOUNT TELEVISION.

   On July 1, 1999, the Company completed a transaction with Cox Broadcasting and Rysher Entertainment, pursuant to which the Company purchased their 50% interest in ENTERTAINMENT TONIGHT(R) (giving the Company a 100% ownership interest in that program) and assumed Rysher's television production and distribution operations. Under the arrangement, the Company is paid a fee for producing certain ongoing Rysher series and distributing its library throughout the world.

   The Company's current network programming includes FRASIER(R) (NBC), BECKER(TM) (CBS), DIAGNOSIS MURDER(R) (CBS), JAG(TM) (CBS), NOW AND AGAIN(TM)
(CBS), SABRINA, THE TEENAGE WITCH(R) (ABC), MOESHA(R) (UPN), SEVEN DAYS(TM)
(UPN), THE PARKERS(TM) (UPN), STAR TREK: VOYAGER(R) (UPN), BEVERLY HILLS, 90210(R) (FOX), CHARMED(TM) (WB), SAFE HARBOR(TM) (WB) and 7TH HEAVEN(R) (WB). Generally, a network will license a specified number of episodes for exhibition on the network in the U.S. during the license period. All other distribution rights, including foreign and off-network syndication rights, are typically retained by the Company. The episodic network license fee is normally less than the costs of producing each series episode; however, in many cases, the Company has been successful in recouping some of its costs by obtaining international sales through its syndication operations. Foreign sales are generally concurrent with U.S. network runs. Generally, a series must have a network run of at least three or four years to be successfully sold in domestic syndication.

   The Company produces and/or distributes original television programming for first-run syndication which it sells directly to television stations in the U.S. on a market-by-market basis. The Company sells its programs to television stations for cash, advertising time or a combination of both. The Company's first-run syndicated programming includes such shows as ENTERTAINMENT TONIGHT, ENTERTAINMENT TONIGHT WEEKEND(TM), JUDGE JUDY(R), THE MONTEL WILLIAMS SHOW(TM), JUDGE JOE BROWN(TM), REAL TV(TM), LEEZA(R), WILD THINGS(TM), RELIC HUNTER(TM), COMEDY SHOWCASE(TM) and AMERICA'S DUMBEST CRIMINALS(TM).

   The Company also co-produces and/or distributes original television programming for foreign television exhibition. The Company's international programming includes such shows as HOPE ISLAND(TM), HIGHER GROUND(TM) and TRIBE(TM) miniseries.

   The Company also distributes television programming produced by it or other parties to basic cable program services (such as the television series ANY DAY NOW(TM) and BEYOND CHANCE(TM), both on Lifetime), including services in which the Company has an interest, such as NICK AT NITE and VH1 in the U.S. and THE PARAMOUNT COMEDY CHANNEL in the U.K. and Spain.

   The Company, through PARAMOUNT TELEVISION, distributes or syndicates television series, feature films, made-for-television movies, miniseries and specials for television exhibition in domestic and/or international broadcast, cable and other marketplaces. Feature film and television properties distributed by the Company are produced by the Company or acquired from third parties. Third-party agreements for the acquisition of distribution rights generally provide for a long-term grant of distribution rights which are exclusive in nature with respect to the territory or territories involved; such agreements frequently guarantee a minimum recoupable advance payment to such third parties and generally provide for periodic payment to such third parties based on the amount of revenues derived from distribution activities after deduction of the Company's distribution fee, recoupment of distribution expenses and recoupment of any advance payments.

   The recognition of revenues for license fees for completed television programming in syndication and on basic cable is similar to that of feature films exhibited on television with license fees recorded as revenue in the year that programming is available for exhibition which, among other reasons, may cause substantial fluctuation in PARAMOUNT TELEVISION's operating results. At December 31, 1999, the unrecognized revenues attributable to television program license agreements were approximately $462.1 million.

   Broadcasting. The Company's broadcast television division, PARAMOUNT STATIONS GROUP ("PSG"), owns and operates 17 television stations, all of which operate pursuant to the Communications Act of 1934, as amended (the "Communications Act"), under licenses granted by the FCC. Such licenses are renewable every eight years. In addition, the Company programs two additional commercial television stations pursuant to local marketing agreements ("LMAs"). These 19 stations are located in the top 50 television markets and reach approximately 25.6% of all U.S. television households, which equals approximately a 14% reach under FCC calculation rules.

   In recent years, PSG has acquired television stations that are, or will become, primary affiliates of UPN in order to expand and develop its interest in the network. On February 1, 1999, PSG acquired WNPA-TV, serving Pittsburgh, Pennsylvania, for approximately $40 million. On October 12, 1999, PSG acquired an FCC construction permit for authority to build television station KSCC-TV, serving the Wichita-Hutchinson, Kansas market. That station is to be operated by Clear Channel Broadcasting, Inc. under an LMA. The station is currently expected to commence broadcasting in the second quarter of 2000.

   Additionally, in connection with an agreement with the licensee of WHDF-TV, serving the Huntsville-Decatur-Florence, Alabama market, to switch the station's affiliation from NBC to UPN, on April 4, 1999, the Company acquired a minority interest in the licensee in exchange for debt and equity financing for upgrading the station's technical facilities.

     The table below sets forth the 17 television stations owned and operated by PSG, the two television stations operated by PSG under LMAs, the station to be built in Kansas and the minority interest in the Alabama station.

Station and Metropolitan                 Market   Type/
Area Served(1)                           Rank(2) Channel  Network Affiliation
------------------------                 ------- ------- ----------------------
WPSG-TV.................................     4   UHF/57           UPN
 Philadelphia, PA
WSBK-TV.................................     6   UHF/38           UPN
 Boston, MA
KTXA-TV.................................     7   UHF/21           UPN
 Dallas-Ft. Worth, TX
WDCA-TV.................................     8   UHF/20           UPN
 Washington, DC
WKBD-TV.................................     9   UHF/50           UPN
 Detroit, MI
WUPA-TV.................................    10   UHF/69           UPN
 Atlanta, GA
KTXH-TV.................................    11   UHF/20           UPN
 Houston, TX
KSTW-TV.................................    12   VHF/11           UPN
 Seattle-Tacoma, WA
WTOG-TV.................................    13   UHF/44           UPN
 Tampa-St. Petersburg-Sarasota, FL
WBFS-TV.................................    16   UHF/33           UPN
 Miami-Ft. Lauderdale, FL
KMAX-TV.................................    19   UHF/31           UPN
 Sacramento-Stockton-Modesto, CA
WNPA-TV.................................    20   UHF/19           UPN
 Pittsburgh, PA
WNDY-TV.................................    26   UHF/23           UPN
 Indianapolis, IN
WWHO-TV.................................    34   UHF/53        WB/primary
 Columbus, OH                                               (expires April 2000)
                                                         UPN/program license(3)
WUPL-TV.................................    41   UHF/54           UPN
 New Orleans, LA
WGNT-TV.................................    42   UHF/27           UPN
 Norfolk-Portsmouth-Newport News, VA
KAUT-TV.................................    45   UHF/43           UPN
 Oklahoma City, OK


The following two stations are operated by PSG under LMAs:

WTVX-TV.................................    43   UHF/34           UPN
 West Palm Beach-Ft. Pierce, FL
WLWC-TV.................................    50   UHF/28        WB/primary
 Providence, RI-New Bedford, MA                           (expires April 2000)
                                                         UPN/program license(3)


The following television station when built will be owned by PSG, but operated by another entity under an LMA:

KSCC-TV.................................    65   UHF/36           UPN
 Wichita-Hutchinson, KS                                      (upon launch)


PSG holds a 17.5% interest in the following station:

WHDF-TV.................................    82   UHF/15           UPN
 Huntsville-Decatur-Florence, AL                         (as of Nov. 22, 1999)

---------------------
(1) Metropolitan Areas Served are Nielsen Media Research's Designated Market Areas.
(2) Market Rank as reported in the TV & Cable Factbook No. 68, 2000 Edition, based on the 1999-2000 Nielsen U.S. Television Household Estimates.
(3) Under program license agreements, UPN programming is broadcast out-of-pattern and is scheduled around WB programming. Once the WB primary network affiliation expires, the station will broadcast UPN as its sole network affiliation.

   Broadcast television signals are presently transmitted in analog form; however, in 1997, the FCC assigned to each existing television station a six MHz channel to be used for the broadcast of digital television ("DTV"). Under the construction schedule adopted by the FCC, each of the Company's television stations must construct a DTV facility no later than May 1, 2002 (see "Business--Regulation--Broadcasting"). Despite this timetable, the Company plans to launch DTV services in at least one of its markets by June 2000. The Company estimates that the cost of construction of each DTV station will range from $3 million to $7 million. The Company is currently formulating plans for use of its DTV channels and intends to construct up to seven DTV stations in 2000.

   Other Joint Ventures. On January 15, 1997, the Company acquired a 50% interest in UPN from BHC Communications, Inc. ("BHC"), a corporate subsidiary of Chris-Craft Industries, Inc. On March 20, 2000, BHC agreed to sell to the Company its remaining 50% interest in UPN for $5 million. The transaction is expected to close on March 31, 2000 (see "Business--Regulation-- Broadcasting").

   At December 31, 1999, UPN provided 24 hours of programming a week, including two-hour prime-time programming blocks five nights per week, to affiliates in 179 U.S. television markets, reaching approximately 96% of all U.S. television households, including secondary affiliates. The Company also produces original programming for UPN and owns and operates 17 stations and programs an additional two stations pursuant to LMAs, all of which are affiliates of UPN (see "Business--Entertainment--Television Production and Syndication" and "Business--Entertainment--Broadcasting").

   Through PARAMOUNT PICTURES and various of its affiliates, the Company is a joint venturer in international program services, including THE PARAMOUNT COMEDY CHANNEL in the U.K., an afternoon and nighttime (including prime time) program service featuring comedies and films, which is a joint venture with BSkyB. On March 1, 1999, the Company launched THE PARAMOUNT COMEDY CHANNEL in Spain, a wholly owned, 24-hour program service, including a NICKELODEON program segment.

   Theatrical Exhibition. The Company's movie theater operations consist primarily of FAMOUS PLAYERS(R) in Canada and UCI in Europe, Latin America and Asia. At December 31, 1999, FAMOUS PLAYERS, a 100%-owned subsidiary of the Company, operated approximately 800 screens in 105 theaters across Canada. UCI, a 50%-owned joint venture of entities affiliated with the Company and Universal, operated as of December 31, 1999, approximately 868 screens in 104 theaters in the U.K., Ireland, Germany, Austria, Spain, Japan, Italy, Portugal, Poland, Argentina, Brazil and Panama.

   As of November 29, 1999, WF Cinema Holdings, L.P. (a limited partnership of which the Company owns a 50% interest and the other 50% is controlled by Time Warner Inc., "WF Cinema") entered into agreements (the "Asset Agreements") with WestStar Cinemas, Inc., WestStar Real Estate, Inc., Colorado Holdings LLC and WestStar Holdings, Inc. (collectively, "WestStar"), which parties are the subject of a Chapter 11 Bankruptcy Code proceeding. Pursuant to the Asset Agreements, WF Cinema agreed to purchase from WestStar various theaters and related assets for a purchase price of $90 million (payable during 2000) and other consideration. The theaters and assets which are the subject of this transaction comprise in large part the assets that were sold by WF Cinema (then known as Cinamerica Theaters L.P.) to WestStar in 1997. WF Cinema currently intends to dispose of or close a number of the theaters being acquired. The Company and Time Warner have agreed to guarantee certain obligations of WF Cinema as part of these transactions. The Asset Agreements were approved by the Bankruptcy Court on January 12, 2000, and the acquisition by WF Cinema closed on January 28, 2000.

   Music Publishing. The FAMOUS MUSIC(R) publishing companies own, control and/or administer all or a portion of the copyright rights to more than 100,000 musical works (songs, scores, cues). These rights include the right to license and exploit such works, as well as the right to collect income generated by such licensing and exploitation.

   The majority of rights acquired by FAMOUS MUSIC are derived from (i) music acquisition agreements entered into by PARAMOUNT PICTURES, PARAMOUNT TELEVISION, SPELLING, MTVN and various other divisions of the Company respecting certain motion pictures, television programs and other properties produced by such units and (ii) music acquisition agreements entered into directly by FAMOUS MUSIC with songwriters and music publishers, including exclusive songwriting agreements, catalog purchases and music administration agreements.

  Video

   The Company operates in the home video, DVD and video game rental and retailing business through its approximately 82% interest in BLOCKBUSTER. As of December 31, 1999, BLOCKBUSTER operated or franchised 7,153 stores in the U.S., its territories and 26 other countries, a net increase of 772 stores over the prior year. Most of these stores operate under the BLOCKBUSTER(R) brand name.

   BLOCKBUSTER's new technologies business consists of "blockbuster.com", which, among other things, provides information about BLOCKBUSTER's domestic stores and products, delivers content regarding certain movies and entertainment programs and allows customers to buy new and previously viewed movies, music, video games and BLOCKBUSTER GIFTCARDS(R). In November 1999, BLOCKBUSTER relaunched its Web site and introduced several new features designed to enhance the breadth and depth of blockbuster.com's entertainment-related news and information and e-commerce offerings and capabilities.

   BLOCKBUSTER offers movies and video games primarily for rental and also offers certain titles for purchase. In addition, BLOCKBUSTER offers previously-viewed tapes for sale after the end of their useful lives as rental products. In 1998, in order to increase the quantity and selection of newly released video titles and to satisfy its customers' demand for newly released videos earlier, BLOCKBUSTER entered into revenue-sharing agreements with the major movie studios. For titles purchased under these agreements, revenue-sharing allows BLOCKBUSTER to purchase videocassettes for minimal up-front payments with a percentage of the U.S. rental revenues shared with the studios over a contractually determined period of time. The revenue-sharing agreements also govern the terms and conditions under which videocassettes purchased under them may be sold as previously-viewed tapes.

   In addition to purchasing products pursuant to revenue-sharing agreements, BLOCKBUSTER purchases certain products that are not subject to revenue-sharing agreements at traditional wholesale prices. BLOCKBUSTER also purchases "sell-through" titles, which are movies that are released by the studios at relatively low initial prices in order to generate consumer demand to purchase, rather than rent, them. BLOCKBUSTER also acquires and offers a wide variety of independent and lower-cost movies that are generally exclusively available for a specified period of time at its stores.

   BLOCKBUSTER has introduced DVDs for rental and sale in about 3,600 domestic stores and in some markets outside of the United States. BLOCKBUSTER also rents DVD players in these stores. In addition, in all of its domestic stores and many of its stores outside of the U.S., BLOCKBUSTER rents video games and video game consoles and sells previously-played video games. BLOCKBUSTER also sells new games in most of its stores in markets outside of the U.S.

   BLOCKBUSTER receives substantially all of its videocassettes and video games at its 850,000 square foot distribution center located near Dallas, Texas and distributes them directly to its stores. BLOCKBUSTER's Internet sales are currently distributed by independent distributors. BLOCKBUSTER's franchisees generally are responsible for obtaining their own supplies and coordinating their own distribution system. However, as a result of making revenue-sharing agreements available to its U.S. franchisees in the fourth quarter of 1999, some of BLOCKBUSTER's U.S. franchisees are participating in such agreements. Accordingly, such U.S. franchisees are relying upon BLOCKBUSTER's distribution center to receive some portion of their videocassettes.

   BLOCKBUSTER uses its extensive real estate and customer transaction databases to identify optimal sites for its new stores within targeted U.S. markets and has developed three distinct store formats that are tailored to maximize its penetration in each market. These three store formats include BLOCKBUSTER's "new" traditional store format, which is about 4,800 square feet, its seam store format, which is about 2,500-3,500 square feet, and its store-in-store format, which is about 1,000-1,200 square feet. BLOCKBUSTER also uses different store prototypes in its international markets in response to local real estate and market conditions.

   BLOCKBUSTER's business may be affected by a variety of factors, including, among others: (i) introduction and acceptance of new technologies; (ii) public acceptance and interest in newly released videos; (iii) adverse changes in the movie studios' current distribution and pricing policies; (iv) the number, timing and performance of new or acquired stores and obstacles to BLOCKBUSTER's U.S. and international new stores expansion; (v) BLOCKBUSTER's mix of products rented and sold; (vi) BLOCKBUSTER's expansion into new markets and geographic locations; (vii) additional and existing competition and their pricing actions; (viii) marketing programs and new release acquisition costs;
(ix) special events, such as the Olympics and the World Cup; and (x) other factors affecting retailers in general. In addition, as with other retail outlets, there is a distinct seasonal pattern to the home video and video games business, particularly weaker business in April and May, due in part to improved weather and Daylight Savings Time, and in September and October, due in part to the start of school and the introduction of new television programs. Internationally, BLOCKBUSTER's success depends in great part upon its ability to address country by country variations, including, among others, varying systems of supply and distribution of movies, video formats, film certification processes, studio arrangements, release dates, political and economic systems, legal standards and regulations, and cultural preferences for certain types of technology and movie selections.

  Parks

   PARAMOUNT PARKS owns and operates five regional theme parks and a themed attraction in the U.S. and Canada: PARAMOUNT'S CAROWINDS(R), in Charlotte, North Carolina; PARAMOUNT'S GREAT AMERICA(TM), in Santa Clara, California; PARAMOUNT'S KINGS DOMINION(TM), located near Richmond, Virginia; PARAMOUNT'S KINGS ISLAND(TM), located near Cincinnati, Ohio; PARAMOUNT CANADA'S WONDERLAND(R), located near Toronto, Ontario; and STAR TREK: THE EXPERIENCE(R), at the Las Vegas Hilton, a futuristic, interactive environment based on the popular television and movie series. Each of the theme parks features attractions, products and live shows based on various intellectual properties of the Company. On March 24, 1999, PARAMOUNT PARKS sold the RAGING WATERS(R) water park in San Jose, California.

   A substantial amount of the theme parks' income is generated during its seasonal operating period. Factors such as local economic conditions, competitors and their marketing/pricing actions, and extreme weather conditions could negatively impact the business' overall profitability if they come into play during the operating season.

  Publishing

   SIMON & SCHUSTER publishes and distributes consumer hardcover books, trade paperbacks, mass-market paperbacks, children's books, audiobooks, electronic books and CD-ROM products in the U.S. and internationally. SIMON & SCHUSTER's flagship imprints include SIMON & SCHUSTER, POCKET BOOKS, SCRIBNER and THE FREE PRESS. SIMON & SCHUSTER also develops special imprints and publishes titles based on MTV, VH1, NICKELODEON and PARAMOUNT PICTURES products. SIMON & SCHUSTER distributes its products directly and through third parties. SIMON & SCHUSTER also delivers content and sells products on Internet Web sites operated by various imprints or linked to individual titles.

   In 1999, SIMON & SCHUSTER published 59 titles which were New York Times bestsellers, including 10 New York Times number one bestsellers. Bestselling titles released in 1999 include "HEARTS IN ATLANTIS" (Stephen King), "'TIS" (Frank McCourt), "WE'LL MEET AGAIN" (Mary Higgins Clark), "SHADOW" (Bob Woodward), "WHEN PRIDE STILL MATTERED" (David Maraniss), "YESTERDAY, I CRIED" (Iyanla Vanzant), "THE ABSOLUTELY ESSENTIAL ELOISE" (Kay Thompson and Hilary Knight), as well as a number of BLUE'S CLUES and RUGRATS books, featuring the popular NICKELODEON characters.

   SIMON & SCHUSTER AUDIO(R) publishes audio editions of prominent works published by SIMON & SCHUSTER and by other publishers, as well as the PIMSLEUR(R) line of language instruction. Major titles released as audiobooks in 1999 include "'TIS" (Frank McCourt), "HEARTS IN ATLANTIS" (Stephen King) and "TOM CLANCY'S OP-CENTER: STATE OF SIEGE" (Tom Clancy).

   Titles published by SIMON & SCHUSTER INTERACTIVE(R) generally consist of CD-ROM editions or product extensions of well-known book publishing properties or titles associated with recognized authors and Company properties, including such 1999 titles as "MISS SPIDER'S TEA PARTY", "SABRINA, THE TEENAGE WITCH" and "WIMZIE'S HOUSE".

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

  Online

   Through its interest in THE MTVi GROUP, L.P. ("MTVi") and through NICKELODEON ONLINE (TM), the Company operates Internet sites which are targeted to the current audiences of its various MTV, VH1 and NICKELODEON program services, as well as to new audiences such as those unable to receive cable or DTH. In addition to providing entertainment and information on such Web sites, the Company also sells Company-licensed and third-party merchandise.

   On July 15, 1999, the Company together with Liberty Digital Inc. formed MTVi. The Company contributed all of its assets used exclusively in its Internet music businesses, including the assets of IMAGINE RADIO(TM), which the Company acquired in February 1999, in exchange for a 90% equity interest in MTVi. Liberty Digital Inc. contributed all of its assets used in its Internet music businesses, including SonicNet.com and assets of The Box Worldwide, Inc. (certain of which were concurrently licensed to MTVN; see "Business--Networks--MTV Networks") in exchange for a 10% equity interest in MTVi. In February 2000, a registration statement on Form S-1 was filed with the Securities and Exchange Commission relating to an initial public offering of Class A common stock in The MTVi Group, Inc. The net proceeds of the initial public offering will be contributed by The MTVi Group, Inc. to MTVi in exchange for general and limited partnership units of MTVi.

   MTVi has 22 music Web site destinations around the world, including MTV.com, VH1.com and SonicNet.com. In December 1999, MTVi's Web sites attracted over 2.9 million unique visitors, according to Media Metrix, a leading online audience research measurement service.

   MTVi currently obtains much of its content from record labels, music publishers and artists at minimal or no charge. While MTVi obtains certain rights to some of such content (such as performance rights of song composers and non-interactive rights to digital transmission of recordings) pursuant to statutory compulsory licenses, the royalties payable for such compulsory licenses are not yet established. Other rights are not subject to compulsory licenses and must be negotiated with the individual record labels and other providers. If these providers begin to charge significant fees for their content, or otherwise alter or discontinue their relationship with MTVi, then MTVi's content offering and business, financial condition and operating results could be adversely affected. In addition, because the laws relating to online rights for music and other copyrighted works are evolving, it is possible that parties from whom MTVi currently does not obtain licenses will demand that MTVi obtain them and pay fees for continued use, or even for prior use (see "Business--Regulation --Intellectual Property").

   NICKELODEON ONLINE features nick.com, nickjr.com, tvland.com, nick-at-nite.com, gas.nick.com, teachers.nick.com and redrocket.com. In December 1999, NICKELODEON ONLINE's Web sites attracted over 2.2 million unique visitors, according to Media Metrix.

   Online revenues are primarily generated by advertising revenues derived from online advertising and on-air promotion and by the sale of merchandise.

   The Company also operates Internet sites through other business units for the purpose of marketing and commerce, such as PARAMOUNT PICTURES, BLOCKBUSTER and SIMON & SCHUSTER. Such activity is not reported as part of the Online segment.

Discontinued Operations

   Non-Consumer Publishing. On November 27, 1998, the Company completed the sale of its educational, professional and reference publishing businesses to Pearson plc for approximately $4.6 billion in cash.

   Music Retailing. On October 26, 1998, the Company completed the sale of its music retail stores to Wherehouse Entertainment, Inc. for approximately $115 million in cash. The Company had previously closed the remaining music stores that were not part of the transaction.

   Interactive Games. Pursuant to the Company's previously announced plan to dispose of its interactive game businesses, including VIACOM NEW MEDIA(R), the operations of which were terminated in 1997, on September 4, 1998, SPELLING completed the sale of substantially all of the development operations of VIRGIN to Electronic Arts Inc. for $122.5 million in cash. In addition, on November 10, 1998, SPELLING completed the sale of all non-U.S. operations of VIRGIN to an investor group.

   Radio. On July 2, 1997, the Company completed the sale of its ten radio stations to Chancellor Media Corp. for approximately $1.1 billion in cash.

Intellectual Property

   It is the Company's practice to protect its theatrical and television product, software, publications and its other original and acquired works. The following logos and trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of the Company: VIACOM(R), BLOCKBUSTER(R), MTV: MUSIC TELEVISION(R), NICK AT NITE(R), NICKELODEON(R), TV LAND(R), VH1 MUSIC FIRST(TM), PARAMOUNT(R), ENTERTAINMENT TONIGHT(R), STAR TREK(R), SHOWTIME(R), THE MOVIE CHANNEL(R), SIMON & SCHUSTER(R) and POCKET BOOKS(TM).

Competition

   Corporate mergers consummated in recent years have resulted in greater consolidation in the entertainment industries, which may also present significant competitive challenges to several of the Company's businesses.

  Networks

   MTV Networks. MTVN services compete with other basic cable program services for channel space and compensation for carriage from cable television operators, DTH and other multichannel distributors. MTVN also competes for advertising revenue with other basic cable and broadcast television networks, and radio and print media. For basic cable television networks such as the MTVN services, advertising revenues derived by each program service depend on the number of households subscribing to the service through local cable operators and other distributors in addition to household and demographic viewership as determined by research companies such as Nielsen Media Research.

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

   Children-oriented programming blocks are currently exhibited on a number of U.S. broadcast television networks, including, among others, "Fox Kids", "Kids' WB" and a Saturday morning block on ABC, all of which compete with NICKELODEON for advertising revenue. There are also a number of other U.S. cable television program services featuring children-oriented programming, including the Cartoon Network, the Disney Channel and the Fox Family Channel. In addition, NICKELODEON competes internationally with other television program services and blocks targeted at children for distribution by cable, satellite and other systems, and for distribution license fees and advertising revenue.

   Showtime Networks Inc. Competition among premium subscription television program services in the U.S. is primarily dependent on: (i) the acquisition and packaging of an adequate number of recently released quality motion pictures and the production, acquisition and packaging of original motion pictures, original series and other original programs; and (ii) the offering of prices, marketing and advertising support and other incentives to cable operators and other distributors for carriage so as to favorably position and package SNI's premium subscription television program services to subscribers. HBO is the dominant company in the U.S. premium subscription television category, offering two premium subscription television program services, the HBO service and Cinemax. SNI is second to HBO with a significantly smaller share of the premium subscription television category. Starz Encore Media Group (an affiliate of AT&T Corp.) owns the third principal premium subscription television program service in the U.S., Starz!, which features recently released motion pictures and competes with SNI's and HBO's premium program services.

  Entertainment

   Motion Picture and Television Production and Distribution. The Company competes with other major studios and independent film producers in the production and distribution of motion pictures, videocassettes, discs and DVDs. Similarly, as a producer and distributor of television programs, the Company competes with other studios, television networks (which now produce some of their own programming and compete in the sale of off-network and first-run syndication programming) and independent producers and syndicators in the licensing of television programs to both networks and independent television stations. PARAMOUNT STUDIO's competitive position primarily depends on the quality of the product produced, its distribution and marketing success, and public response. The Company also competes to obtain creative talents and story properties which are essential to the success of all of the Company's entertainment businesses.

   Broadcasting. The principal methods of competition in broadcast television are the acquisition of popular programming and the development of audience interest through programming and promotions in order to sell advertising at profitable rates. Television stations compete for programming and for advertising revenues with other stations in their respective coverage areas and, in some cases, with larger station groups for programming, and in the case of advertising revenues, with other local media. Broadcast networks like UPN compete for audience and advertising revenues with other broadcast networks, basic cable program services and, with respect to advertising revenues only, other national media. The Company's expansion strategy has been to seek to acquire UPN affiliates or independent stations which will become primary affiliates of UPN. At this time, UPN provides 10 hours of weekday primetime programming, 12 hours of children's programming and two hours of movies (during the weekend daypart). Therefore, with respect to the UPN-affiliated stations, and to the extent that the Company acquires independent stations, there will be a need for those stations to acquire additional programming to a greater extent than would otherwise be required if the stations were affiliated with other, more established networks, which provide programming during most dayparts. In addition, the local television ownership rules, the national television ownership cap, the dual network rule and the merger with CBS will each affect competition in broadcasting (see "Business--Regulation--Broadcasting").

  Video

   BLOCKBUSTER operates in a highly competitive environment. The Company believes that BLOCKBUSTER's most significant competition comes from (i) video stores and other retailers that rent or sell movies and (ii) non-videocassette providers of home viewing entertainment.

   Video stores and other retailers that rent or sell movies include, among others, (i) local, regional and national video stores; (ii) mass merchant retailers; and (iii) supermarkets, pharmacies and convenience stores. The Company believes that the principal factors that BLOCKBUSTER faces in competing with video stores and other retailers are (a) convenience and visibility of store locations; (b) quality, quantity and variety of titles;
(c) pricing; and (d) customer service. BLOCKBUSTER also competes with other online retailers, primarily with respect to "sell-through" titles.

   With the development of new technologies, BLOCKBUSTER's most significant competitive risk comes from direct broadcast satellite and digital cable television. Direct broadcast satellite, digital cable and "traditional" cable providers not only offer numerous channels of conventional television, but they also offer pay-per-view movies which permit a subscriber to pay a fee to see a selected movie. Because of the increased availability of channels, direct broadcast satellite and digital cable providers have been able to enhance their pay-per-view business by (i) substantially increasing the number and variety of movies they can offer their subscribers on a pay-per-view basis; and (ii) providing more frequent and convenient start times for the most popular movies. This is referred to in BLOCKBUSTER's industry as "near-video-on demand". Near-video-on-demand allows the consumer to avoid trips to the video store for rentals and returns of movies, which also eliminates the chance they will incur an extended viewing fee. However, newly released movies are currently made available by the studios for rental prior to being made available on a near-video-on-demand basis. Near-video-on-demand also does not allow the consumer to start, stop and rewind the movie. Some digital cable providers have begun implementing technology referred to as "video-on-demand", which technology transmits movies on demand with interactive capabilities such as start, stop and rewind. However, video-on-demand competes with other uses of cable infrastructure, such as the ability to provide Internet access and basic telephone services, some of which may provide higher returns for operators.

  Parks

   During the last two years, the regional theme park industry has experienced increased consolidation. The Company must now compete in a business environment that is dominated by highly-capitalized, multi-park entertainment corporations. In order to compete effectively, regional theme park operators must differentiate their product by having access to the latest entertainment intellectual property and brands and must reinvest significant levels of capital to maintain a fresh experience for their repeat-visitor base. The Company believes that its intellectual properties enhance existing attractions and facilitate the development of new attractions which encourages visitors to the PARAMOUNT PARKS theme parks and STAR TREK: THE EXPERIENCE at the Las Vegas Hilton. The Company's theme parks also compete with other forms of leisure entertainment.

  Publishing

   The publishing business is highly competitive and consumer publishing in particular has been affected by consolidation trends. Recent years have brought a number of significant mergers among the leading consumer publishers. The book superstore has emerged as a significant factor in the industry contributing to the general trend toward consolidation in the retail channel. There have also been a number of mergers completed in the distribution channel.

   The Company must compete with other publishers for the rights to works by well-known authors and public personalities.

  Online

   The online industry is highly competitive as it is rapidly evolving and expanding throughout the world. Competition among media and Internet companies pursuing online consumers is particularly intense. The number of Web sites offering content and features competing with the Company's Web sites has increased dramatically and will likely continue to increase due to the Internet's low barriers to entry. Rivalry for online consumers' attention and leisure time, and associated advertising dollars and e-commerce expenditures by online consumers, will increase for all industry participants.

   The Company's online businesses compete for online consumers, advertisers and content providers with leading news/information/entertainment online sites, online portal services and broadcasters, traditional media, retail and record companies and their respective Internet properties, and online commerce companies. Many of the Company's online competitors are likely to enjoy competitive advantages, including ownership of music and other content rights, superior technology, access to ownership of distribution platforms, and strong financial and marketing resources.

   Web sites maintained by existing and potential competitors may be perceived by online consumers, advertisers and content and other online vendors to be superior to the Company's Web sites. In addition, with respect to MTVi's Web sites, the major record companies, which control the vast majority of recorded music, have started to engage in strategic arrangements, including business combinations, with Internet and Internet-related businesses for the online distribution and other commercialization of their music libraries and artist relationships. As a result of these actions, the Company's online businesses may not be able to maintain or increase online traffic levels on its Web sites, which may negatively affect their advertising and e-commerce revenues.

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

   WIPO Copyright Treaties. In 1996, delegates to the World Intellectual Property Organization ("WIPO") adopted a proposed Copyright Treaty which will take effect if ratified by 30 nations. As of December 1999, 13 countries, including the U.S., had ratified the Copyright Treaty.

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

   The U.S. implementing legislation, known as the Digital Millennium Copyright Act ("DMCA"), which is effective whether or not WIPO is ultimately ratified, affords important new copyright protections, including civil and criminal penalties for the manufacture of, or trafficking in, devices that circumvent copyright protection technologies such as encryption and scrambling, and for the act of circumventing such technologies to gain unauthorized access to a copyrighted work. The DMCA also amends the Copyright Act by creating a new statutory license concerning certain rights related to digital transmissions of sound recordings. The statute provides that new statutory rates for each license will be set either through voluntary negotiations between the interested parties or through Copyright Arbitration Royalty Proceedings.

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

   Compulsory Copyright License.

     Multichannel Distributors Other Than DTH. The Copyright Act provides a compulsory license for the retransmission of broadcast signals by multichannel video distributors such as cable television, MMDS (Multipoint Multichannel Distribution Systems) and SMATV (Satellite Master Antenna Television). The compulsory license rate paid to programmers for the retransmission of distant broadcast signals by cable, MMDS and SMATV is established by statute. There is no licensing fee for the retransmission of local broadcast signals.

     DTH. In November 1999, Congress enacted legislation to extend and reform the Satellite Home Viewer Act (SHVA). The original SHVA legislation created a temporary compulsory license that allowed satellite carriers to import distant broadcast signals to those homes that were unable to receive their local broadcast signals. This distant signal compulsory license was set to expire at the end of 1999. Through the SHVA legislation, Congress extended the distant signal compulsory license until December 31, 2004, and set a statutory compulsory license fee for these distant signals of $0.189 per subcriber for superstations and $0.1485 per subscriber for networks. Up to this point, the DTH compulsory license fee was set through negotiations and binding arbitration. In addition, Congress created a new and permanent compulsory license for the retransmission of local broadcast signals back into the local market, the so-called "local-into-local" provision. Unlike the distant signal compulsory license, the local signal compulsory license is royalty-free.

     Congress also extended retransmission consent and must carry obligations to satellite carriers (see "Business--Regulation--Broadcasting"). As is the case with cable, local broadcasters will have the option of choosing either retransmission consent or must carry. The obligation to obtain retransmission consent from the local station does not take effect until May 2000. With respect to must carry, beginning in January 2002, satellite carriers are obligated to carry the signals of all television stations in those markets where the satellite carrier chooses to offer local broadcast service. The legislation also, for the first time, extends to satellite carriers network non-duplication and syndicated exclusivity rules to the retransmission of the signals of superstations. The FCC is instructed to make these rules effective by November 2000.

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

   Although all rate regulation of the CPST expired on March 31, 1999, local franchising authorities continue to be responsible for regulating the BST. The Company believes that cable rate regulation adversely affects its non-premium cable program services which rely on cable operator license fee support, along with advertising revenues, to maintain the quantity and quality of programming. Rate regulation in this area tends to erode cable operator incentives to invest in programming and particularly in start-up program services.

   Program Access. The "program access" provisions of the 1992 Cable Act impose certain pricing and other restrictions on vertically integrated program providers (those program services that are owned in whole or in part by cable operators) with respect to the provision of their program services to multichannel programming distributors, such as cable systems, SMATV systems, MMDS operators and TVRO and DBS distributors. Specifically, vertically integrated program services generally are prohibited from entering into exclusive arrangements with cable operators and from discriminating against cable competitors on programming price and other terms. The program access provisions were intended to spur competition to cable providers by facilitating the access of cable competitors to programming owned by cable operators or their affiliates. The Telecommunications Act of 1996 extended the program access rules to program services in which common carriers that provide video programming have an attributable interest.

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

   Programming. Under FCC rules, cable operators must eventually close caption most of their programming on a phased-in basis beginning in January 1998. As a practical matter, however, cable networks assume responsibility for these closed captioning requirements. FCC rules also direct that all television receiver models with screens 13 inches or larger be equipped with "V-chip" technology as of January 1, 2000. This technology, which works in tandem with television ratings (age and content markers), will permit parents to block out certain programming from their children. Most cable networks, including those of MTVN and SNI, voluntarily encode their programming with television ratings. In addition, the FCC has commenced a rule making proceeding that might lead to the adoption of rules that would effectively require certain cable networks to air four hours per week of programming containing video descriptions for the visually impaired.

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

   A license which has expired but is awaiting renewal entitles the licensee to continue broadcasting pending grant of the renewal. The status of the Company's television stations' licenses is as follows: WDCA-TV and WGNT-TV each expires on October 1, 2004; WBFS-TV and WTOG-TV each expires on February 1, 2005; WUPA-TV expires on April 1, 2005; WUPL-TV expires on June 1, 2005; WNDY-TV expires on August 1, 2005; WKBD-TV and WWHO-TV each expires on October 1, 2005; KAUT-TV expires on June 1, 2006; KTXA-TV and KTXH-TV each expires on August 1, 2006; KMAX-TV expires on December 1, 2006; KSTW-TV expires on February 1, 2007; WSBK-TV expires on April 1, 2007; and WPSG-TV and WNPA-TV each expires on August 1, 2007.

   The Communications Act requires prior approval of the FCC for the assignment of a license or transfer of control of a licensee. The Company's anticipated merger with CBS, which will result in the transfer of control of CBS and its licensee subsidiaries to the Company, is subject to the approval of the FCC. The application seeking consent to the transfer of control was filed with the FCC on November 16, 1999. The comment period for formal petitioners ended on January 28, 2000. Four formal petitions to deny have been filed. If the FCC grants the application, interested parties would have 30 days from the date of public notice of the grant to seek reconsideration or review of that grant by the full Commission or, as the case may be, a court of competent jurisdiction. The full Commission has an additional 10 days to set aside on its own motion any action taken by the FCC's staff, if action on the application is taken in the first instance by the staff of the FCC; if action is taken in the first instance by the full Commission, the full Commission may set aside its own action within 30 days of public notice of such action. When passing on a transfer application, the FCC is prohibited from considering whether the public interest might be served by assignment or transfer to any party other than the one specified in the application.

   Additionally, the Communications Act provides that no license may be held by a corporation whose voting stock is more than 20% owned of record or voted by aliens or is subject to control by aliens. In addition, no corporation whose voting stock is more than 25% owned of record or voted by aliens or is subject to control by aliens may hold the voting stock of a corporation holding a broadcast license without specific FCC authorization. The Company conducts periodic surveys of its shareholders to confirm its compliance with the foreign ownership limits.

   Television Programming. In addition to children's educational and informational programming, discussed above, broadcasters under FCC rules must eventually close caption most of their programming on a phased-in basis beginning in January 1998. FCC rules also direct that all television receiver models with screens 13 inches or larger be equipped with "V-chip" technology as of January 1, 2000. This technology, which works in tandem with television ratings (age and content markers), will permit parents to block out certain programming from their children. Most broadcasters, including UPN and the PSG stations, voluntarily encode their programming with television ratings for use with the "V-chip" technologies.

   Digital Television Service. In April 1997, the FCC issued a DTV Table of Allotments which assigned to all existing television stations nationwide a second, six-MHz channel for broadcasting in digital form. Under FCC rules, television stations may use this second channel to broadcast either one or two streams of "high definition" digital television (HDTV) video programming or to "multicast" several streams of standard digital video programming. Broadcasters may also deliver large amounts of data over their DTV channels or offer other ancillary or supplementary services, including computer software distribution, teletext, interactive materials, aural messages, paging services, audio signals or subscription video. At a minimum, under the FCC's DTV rules, broadcasters must ultimately provide a free digital video programming service the resolution of which is comparable to or better than that of today's service on air during the same time periods that their analog channels are broadcasting.

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

   Each television station licensee will be licensed a digital channel for an eight-year term running coterminous with the licensee's analog channel. Broadcasters will be required to surrender their analog channels but, under FCC policy, not until at least 2006. This transition period is subject to periodic progress reviews to make sure DTV service is widely available. The FCC recently initiated the first such review. In addition, the Balanced Budget Act of 1997 includes provisions that would extend the continuation of analog service beyond the year 2006 deadline if DTV is implemented more slowly than expected. Specific conditions which would extend the transition period include the failure of one or more of the largest television stations in a market to begin broadcasting digital television signals through no fault of their own, or fewer than 85% of the television households in a market being able to receive digital televisions signals off the air either with a digital television set or with an analog set equipped with a converter box or by subscription to a cable-type service that carries the DTV stations in the market. Until the transition to digital is complete, FCC rules require that broadcasters phase in (according to annual benchmarks) the percentage of video programming of their analog channels that is simulcast on the DTV channel.

   During the transition and thereafter, broadcasters are permitted to use their digital channels to offer ancillary and supplementary services, including, but not limited to, data transmission and subscription services. The Telecommunications Act of 1996 imposes fees for use of the spectrum based upon the extent to which such services generate revenues other than from commercial advertisements used to support broadcasting for which a subscription fee is not required. In 1998, the FCC adopted rules which set the spectrum use fee at 5% of the broadcaster's gross revenues from ancillary and supplemental services. The implementation of digital television will impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility costs. There can be no assurance that the Company's television stations will be able to increase revenue to offset such costs. The FCC is also considering imposing new public interest requirements on television licensees in exchange for their receipt of digital television channels.

   Must Carry/Retransmission Consent. The Communications Act grants certain "must carry" rights to enable broadcast television stations that are "local" to communities served by cable systems to obtain carriage on such systems. Alternatively, commercial stations may elect to secure cable system carriage pursuant to "retransmission consent" on negotiated terms. The must carry/retransmission consent election must be made every three years; the last election was made on October 1, 1999, and took effect on January 1, 2000.

   All of the Company's television stations are carried on cable systems serving the communities in the stations' markets. Most of the stations obtained carriage by asserting must carry rights, but some stations followed the retransmission consent process. Failure of broadcast stations to be carried on cable systems could be detrimental to the business of a television station.

   The application of must carry requirements to DTV is to be decided by the FCC in a proceeding that is expected to be completed during the second quarter of 2000. The Telecommunications Act of 1996 expressly provides that no ancillary or supplementary DTV services provided by broadcasters will be entitled to mandatory cable carriage. As explained in the section on SHVA, the recently enacted SHVA legislation imposes retransmission consent and, ultimately, must carry, obligations on satellite carriers as well.

   Ownership Regulation. The Communications Act and FCC rules and policies regulate broadcast ownership. FCC rules limit the ability of individuals and entities to own or have an official position or ownership interest, known as an attributable interest, above a specific level in broadcast stations as well as other specified mass media. As detailed below, in August 1999, the FCC substantially revised a number of its attribution and ownership rules. The attribution and ownership rules, including the FCC's recent revisions, are summarized below.

   Attribution of Ownership. A direct or indirect purchaser of certain interests of the Company could violate FCC regulations or policies if that purchaser owned or acquired an attributable interest in other media properties in the same areas as stations owned by the Company or in other television stations which, when aggregated with those of the Company, reached more than 35% of all U.S. television households. Under the FCC's recently revised rules, an attributable interest for purposes of the Commission's broadcast ownership rules generally includes:

  . Equity and debt interests, which combined exceed 33% of a television station licensee's total assets, if the interest holder supplies more than 15% of total weekly programming, or is a same-market media entity, including television, radio, cable or newspaper.

  . 5% or greater voting stock interest. Equity interests up to 49% are nonattributable if the licensee is controlled by a single majority shareholder and the interest holder is not otherwise attributable under the "equity/debt plus" standard referred to above.

  . 20% or greater voting stock interest, if the holder is a qualified passive investor.

  . Any equity interest in a limited liability company or limited partnership, unless properly "insulated" from management activities and the interest holder is not otherwise attributable under the "equity/debt plus" standard referred to above.

  . All officers and directors of a licensee and its direct or indirect parent.

   Local Television Ownership. The FCC's new television duopoly rule permits parties to own two television stations without regard to signal contour overlap, provided they are located in separate markets, as determined by Nielsen Media Research's Designated Market Areas ("DMAs"). In addition, the new rules permit parties in larger DMAs to own up to two television stations in the same DMA so long as at least eight independently owned and operating full-power television stations remain in the market at the time of acquisition and at least one of the two stations is not among the top four-ranked stations in the market based on audience share. In addition, without regard to numbers of remaining or independently owned television stations, the FCC will permit television duopolies within the same DMA provided that certain signal contours of the stations involved do not overlap. A "satellite" station (one that simply rebroadcasts the programming of a "parent" station) will continue to be exempt from the duopoly rule if located in the same DMA as its parent station. The duopoly rule also applies to same-market LMAs involving more than 15% of the station's program time, although current LMAs will be exempt from the duopoly rule for a period of either two or five years, depending on the date of the LMA agreement. Further, the FCC may grant a waiver of the television duopoly rule if one of the two television stations is a "failed" or "failing" station, as defined by the FCC, or the proposed transaction would result in the construction of a new television station.

   Following the Company's anticipated merger with CBS, and exclusive of other acquisitions, the Company could potentially have duopolies in six television markets: Philadelphia, Boston, Dallas, Miami, Detroit and Pittsburgh. The Company has applied to the FCC for ownership of duopolies in those markets as part of its application seeking consent to the transfer of control of the CBS licenses to the Company, but there can be no assurance that the Company will be able to retain ownership of two television stations in each of these markets.

   National Television Ownership Cap. The FCC imposes a 35% national audience reach cap for television ownership, under which one party may have an attributable interest in television stations which reach no more than 35% of all U.S. television households. The FCC discounts the audience reach of a UHF station for this purpose by 50%. Under new FCC rules, for parties that have attributable interests in two stations in the same market, the FCC counts the audience reach of that market only once for national ownership cap purposes.

   The Company's television stations currently reach approximately 14% of U.S. households, using the FCC's UHF discount. The merger of the Company's television stations with those of CBS would have an aggregate national audience reach of approximately 41%. As these stations would exceed the FCC's current 35% national ownership cap, it will be necessary, absent legislative or regulatory relief, to divest specific television stations in order to comply with the national ownership cap.

   Dual Network Rule. The FCC's "dual network" rule generally prohibits a television station from affiliating with an entity that "maintains" one of the existing four major networks (ABC, CBS, NBC and FOX) and one other specific qualifying network in existence as of February 8, 1996, specifically UPN or The WB. The FCC is evaluating this rule as part of its biennial review of broadcast regulations, which is expected to be released in the second quarter of this year. FCC regulations do not identify the amount and nature of ownership interest required to trigger the dual network prohibition.

   The Company's anticipated merger with CBS would result in the common ownership of UPN and the CBS Television Network in potential conflict with the FCC's dual network rule. Accordingly, it is possible that, absent either legislative or regulatory relief, the combined company might be required to divest some or all of the Company's interest in UPN.

   In applying for consent to the transfer of control of the CBS broadcast licenses, the Company requested, if deemed necessary, a 24-month period following consummation of the merger to comply with the local television ownership rules, the national television ownership cap and the dual network rule.

  Video

   BLOCKBUSTER is subject to various federal, state and local laws that govern the access and use of its video stores by disabled people and the disclosure and retention of video rental records. BLOCKBUSTER also must comply with various regulations affecting its business, including state and local advertising, consumer protection, credit protection, licensing, zoning, land use, construction, environmental, and minimum wage and other labor and employment regulations.

   BLOCKBUSTER is also subject to the Trade Regulation Rule of the Federal Trade Commission ("FTC") entitled "Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures" and state laws and regulations that govern (i) the offer and sale of franchises and (ii) franchise relationships. These regulations require BLOCKBUSTER to furnish each prospective franchisee with a current franchise offering circular prior to the offer or sale of a franchise. In addition, a number of states require that BLOCKBUSTER, as franchisor, comply with that state's registration or filing requirements prior to offering or selling a franchise in the state and provide a prospective franchisee with a current franchise offering circular complying with the state's laws, prior to the offer or sale of the franchise. BLOCKBUSTER intends to maintain a franchise offering circular that complies with all applicable federal and state franchise sales and other applicable laws.

   BLOCKBUSTER is also subject to a number of state laws and regulations that regulate some substantive aspects of the franchisor-franchisee relationship, including (i) those governing the termination or non-renewal of a franchise agreement; (ii) requirements that the franchisor deal with its franchisees in good faith; (iii) prohibitions against interference with the right of free association among franchisees; and (iv) those regulating discrimination among franchisees in charges, royalties or fees.

   Compliance with federal and state franchise laws is costly and time-consuming, and no assurance can be given that BLOCKBUSTER will not encounter difficulties or delays in this area or that it will not require significant capital for franchising activities.

  Online

   Web Sites Directed to Children. The Children's Online Privacy Protection Act of 1998 ("COPPA"), which was implemented by the FTC in October 1999, applies to Web sites, or those portions of Web sites, directed to children under age 13. Under COPPA, Web site operators generally cannot collect online from a child under age 13 information that is individually identifiable such as a first and last name, an e-mail address or telephone number without the prior consent of that child's parent. The FTC rules become effective on April 21, 2000. Congress may also consider legislation this year regarding online privacy for adults.

   Anti-Cybersquatting Legislation. In 1999, Congress enacted legislation to address the practice of domain name piracy. The legislation is designed to limit the practice of registering an Internet address of an established trademark with the hopes of selling the Internet address to the affected company. The legislation also includes a prohibition on the registration of a domain name that is the name of another living person, or a name that is confusingly similar to that name. There is a broad exemption for personal names linked to copyrighted works.

Item 2. Properties.

   The Company maintains its world headquarters at 1515 Broadway, New York, New York, where it rents approximately one million square feet for executive offices and certain of its operating divisions. The lease runs to 2010, with four renewal options for five years each. The lease also grants the Company options for additional space and a right of first negotiation for other available space in the building. The Company also leases approximately 548,000 square feet of office space at 1633 Broadway, New York, New York, which lease runs to 2010, and approximately 237,000 square feet of office space at 1230 Avenue of the Americas, New York, New York, which lease runs to 2009, which leases contain options to renew. The Company owns the PARAMOUNT PICTURES studio at 5555 Melrose Avenue, Los Angeles, California, which consists of approximately 65 acres containing sound stages, administrative, technical and dressing room structures, screening theaters, machinery and equipment facilities, plus a back lot and parking lots. PARAMOUNT PARKS' operations in the U.S. include approximately 1,950 acres owned and 108 acres leased and in Canada include approximately 380 acres owned. The BLOCKBUSTER headquarters at 1201 Elm Street, Dallas, Texas consists of approximately 220,000 square feet of leased space. The BLOCKBUSTER distribution center consists of approximately 850,000 square feet of leased space. Facilities within the Publishing segment (other than executive offices at 1230 Avenue of the Americas described above) include approximately 1,190,000 square feet of space, of which approximately 603,000 square feet are leased. The facilities are used for warehouse, distribution and administrative functions.

   The Company also owns and leases office, studio, retail and warehouse space and broadcast and satellite transmission facilities in various cities in the U.S., Canada and several countries around the world for its businesses. The Company considers its properties adequate for its present needs.

Item 3. Legal Proceedings.

   Antitrust. On July 21, 1999, Ruben Loredo, doing business as Five Palms Video, purporting to act as a class representative on behalf of himself and all others similarly situated, filed a complaint in the District Court of Bexar County, Texas, against BLOCKBUSTER. The plaintiff asserts, among other things, that by entering into and operating under its revenue-sharing agreements with the major motion picture studios, BLOCKBUSTER has attempted to and conspired with the studios to monopolize and restrain competition in the market for the retail rental of videocassettes in violation of Texas law. A substantially similar complaint with different class representatives is pending in the United States District Court for the Western District of Texas against the Company and major motion picture studios and their home video subsidiaries that have operated under these revenue-sharing agreements with BLOCKBUSTER, including PARAMOUNT HOME VIDEO (now PARAMOUNT HOME ENTERTAINMENT). These plaintiffs are seeking triple the amount of the alleged actual damages to themselves and triple the amount of alleged damages of those similarly situated, as well as preliminary and permanent injunctive relief prohibiting any unlawful attempt or conspiracy to monopolize the market for the retail rental of videocassettes. The Company believes that the plaintiff's' position in these litigations are without merit and intends to vigorously defend itself in the litigations.

   MTVN has been subject to an investigation by the Antitrust Division of the Department of Justice regarding possible anticompetitive practices in the music video industry. The Company does not believe that it has engaged in any anti-competitive conduct in the areas of investigation.

   The Company, through PARAMOUNT PICTURES, is subject to a consent decree, entered in 1948, which contains restrictions on certain motion picture trade practices in the U.S. The Company, through PARAMOUNT PICTURES, along with other major distributors, has received a Civil Investigative Demand from the Justice Department which is investigating possible violations of the industry-wide decrees. The Company believes that it has not committed any violation of the consent decree and has not been advised that the Department of Justice believes otherwise.

   Other Matters. On March 19, 1999, the date upon which the Company announced its proposal to acquire the remaining stock of SPELLING that it did not currently own, eight putative class action complaints were filed in the Court of Chancery of the State of Delaware naming the Company, SPELLING and all of SPELLING's Directors, and alleging various breaches of fiduciary duties to SPELLING and its stockholders, as well as other claims. These legal proceedings were settled, subject to confirmatory discovery and court approval.

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

Financial Information About Foreign and Domestic Operations

   Financial information relating to foreign and domestic operations for each of the last three years ending December 31, is set forth in Note 16 to the Consolidated Financial Statements of the Company included elsewhere herein.

Item 4. Submission of Matters to a Vote of Security Holders.

   By a joint proxy statement/prospectus dated November 24, 1999, and mailed to shareholders on or about November 26, 1999, the written consent of the shareholders of the Company's Class A Common Stock was solicited with respect to the following matters: (i) if the merger is structured as a merger of CBS into the Company, the adoption of the Agreement and Plan of Merger dated as of September 6, 1999, as amended and restated as of October 8, 1999, and as of November 23, 1999, among the Company, CBS and Viacom/CBS LLC (the "Merger Agreement"); (ii) if the merger is structured as a merger of CBS into Viacom/CBS LLC, the adoption of the proposed new Restated Certificate of Incorporation of the Company; (iii) if the merger is structured as a merger of CBS into Viacom/CBS LLC, the issuance of up to 907,746,991 shares of the Company's Class B Common Stock to the holders of CBS common stock and up to 11,003 shares of the Company's Series C Preferred Stock to the holders of CBS Series B preferred stock in the merger, in accordance with the terms set forth in the Merger Agreement; and (iv) the amendment to increase the number of shares of the Company's Class B Common Stock authorized to be issued under the Company incentive plan by an additional 10 million shares.

   The consents cast for, against or abstaining from, and the broker non-consents, with respect to the adoption of the Merger Agreement, if the merger is structured as a merger of CBS into the Company:

                                                                    Abstentions and Broker
          For:                   Against:                               Non-Consents:
       128,074,140                61,585                                  5,173,686

   The consents cast for, against or abstaining from, and the broker non-consents, with respect to the adoption of the proposed new Restated Certificate of Incorporation of the Company, if the merger is structured as a merger of CBS into Viacom/CBS LLC:

                                                                    Abstentions and Broker
          For:                   Against:                               Non-Consents:
       128,062,616                67,212                                  5,179,583

   The consents cast for, against or abstaining from, and the broker non-consents, with respect to the issuance of up to 907,746,991 shares of the Company's Class B Common Stock to the holders of CBS common stock and up to 11,003 shares of the Company's Series C Preferred Stock to the holders of CBS Series B preferred stock in the merger, in accordance with the terms set forth in the Merger Agreement, if the merger is structured as a merger of CBS into Viacom/CBS LLC:

                                                                    Abstentions and Broker
          For:                   Against:                               Non-Consents:
       128,051,135                73,709                                  5,184,567

   The consents cast for, against or abstaining from, and the broker non-consents, with respect to the amendment to increase the number of shares of the Company's Class B Common Stock authorized to be issued under the Company incentive plan by an additional 10 million shares:

                                                                     Abstentions and Broker
          For:                   Against:                                Non-Consents:
       126,209,604               7,059,393                                   40,414

Executive Officers of the Company

   Set forth below is certain information concerning the executive officers of the Company.

Name                     Age                             Title
----                     ---                             -----
Sumner M. Redstone......  76 Chairman of the Board of Directors and Chief Executive Officer

Philippe P. Dauman...... 46  Deputy Chairman, Executive Vice President and Director

Thomas E. Dooley........ 43  Deputy Chairman, Executive Vice President and Director

Carl D. Folta........... 42  Senior Vice President, Corporate Relations

Michael D. Fricklas..... 40  Senior Vice President, General Counsel and Secretary

Susan C. Gordon......... 46  Vice President, Controller and Chief Accounting Officer

Rudolph L. Hertlein..... 59  Senior Vice President, Corporate Development

Carol A. Melton......... 45  Senior Vice President, Government Affairs

William A. Roskin....... 57  Senior Vice President, Human Resources and Administration

Martin M. Shea.......... 56  Senior Vice President, Investor Relations

George S. Smith, Jr..... 51  Senior Vice President, Chief Financial Officer

--------
   None of the executive officers of the Company is related to any other executive officer or director by blood, marriage or adoption except that Brent
D. Redstone and Shari Redstone, Directors of the Company, are the son and daughter, respectively, of Sumner M. Redstone.

   Mr. Redstone has been a Director of the Company since 1986 and Chairman of the Board since 1987, acquiring the additional title of Chief Executive Officer in January 1996. Mr. Redstone has served as Chief Executive Officer of NAI since 1967, and continues to serve in such capacity; he has also served as Chairman of the Board of NAI since 1986. Mr. Redstone was President of NAI from 1967 through 1999. Mr. Redstone became a Director of Blockbuster in 1999. He is a member of the Advisory Council for the Academy of Television Arts and Sciences Foundation and on the Board of Trustees for The Museum of Television and Radio. Mr. Redstone served as the first Chairman of the Board of the National Association of Theatre Owners, and is currently a member of the Executive Committee of that organization. Since 1982, Mr. Redstone has been a member of the faculty of Boston University Law School, where he has lectured on entertainment law, and since 1994, he has been a Visiting Professor at Brandeis University. In 1944, Mr. Redstone graduated from Harvard University and, in 1947, received an LL.B. from Harvard University School of Law. Upon graduation, he served as Law Secretary with the U.S. Court of Appeals, and then as a Special Assistant to the U.S. Attorney General.

   Mr. Dauman has been a Director of the Company since 1987. He was elected Executive Vice President in March 1994, and was appointed Deputy Chairman in January 1996. From February 1993 to October 1998, Mr. Dauman also served as General Counsel and Secretary of the Company. Prior to February 1993, Mr. Dauman was a partner in the law firm of Shearman & Sterling in New York, which he joined in 1978. Mr. Dauman became a Director of Lafarge Corporation in 1997, a Director of Blockbuster in 1999 and a Director of NAI in 1992.

   Mr. Dooley was elected Executive Vice President in March 1994 and appointed a Director and Deputy Chairman of the Company in January 1996, having been an executive officer of the Company since January 1987. From July 1992 to March 1994, Mr. Dooley served as Senior Vice President, Corporate Development of the Company. From August 1993 to March 1994, he also served as President, Interactive Television. Prior to that, he held various positions in the Company's corporate and divisional finance areas. Mr. Dooley became a Director of Blockbuster in 1999.

   Mr. Folta was elected Senior Vice President, Corporate Relations of the Company in November 1994. Prior to that, he served as Vice President, Corporate Relations of the Company from April 1994 to November 1994. From 1984 until joining the Company in April 1994, Mr. Folta held various Corporate Communications positions at Paramount Communications Inc., serving most recently as Senior Director, Corporate Communications.

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

   Mr. Hertlein was elected Senior Vice President, Corporate Development of the Company in July 1994. Prior to that, he served as Senior Vice President and Controller of Paramount Communications Inc. from September 1993 to July 1994 and as Senior Vice President, Internal Audit and Special Projects of Paramount Communications Inc. from September 1992 to September 1993 and, before that, as Vice President, Internal Audit and Special Projects of Paramount Communications Inc.

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

   Mr. Shea was elected Senior Vice President, Investor Relations of the Company in January 1998. From July 1994 to May 1995 and from November 1995 to December 1997, he was Senior Vice President, Corporate Communications for Triarc Companies, Inc. From June 1995 through October 1995, he served as Managing Director of Edelman Worldwide. From 1977 until July 1994, Mr. Shea held various Investor Relations positions at Paramount Communications Inc., serving most recently as Vice President, Investor Relations.

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

                                    PART II

Item 5. Market for Viacom Inc.'s Common Equity and Related Security Holder Matters.

   Viacom Inc. voting Class A Common Stock and Viacom Inc. non-voting Class B Common Stock are listed and traded on the New York Stock Exchange ("NYSE") under the symbols "VIA" and "VIA.B", respectively. The Company moved its listing to the NYSE from the American Stock Exchange effective April 8, 1999.

   On February 25, 1999, the Board of Directors of the Company declared a 2-for-1 common stock split, to be effected in the form of a dividend. The additional shares were issued on March 31, 1999 to shareholders of record on March 15, 1999. All common share and per share amounts have been adjusted to reflect the stock split for all periods presented.

   The following table sets forth, for the calendar periods indicated, the per share range of high and low sales prices for Viacom Inc.'s Class A Common Stock and Class B Common Stock, as reported on the NYSE or by the American Stock Exchange as the case may be.

                                       Viacom Inc. Class A  Viacom Inc. Class B
                                          Common Stock         Common Stock
                                       ------------------- ---------------------
                                         High       Low      High        Low
                                       --------- --------- --------- -----------
      1998
       1st quarter.................... $27 1/8   $19 15/16 $27 17/32 $20 1/4
       2nd quarter....................  30 1/2    26 1/8    30 5/8    26 13/32
       3rd quarter....................  34 11/16  24 5/8    35        24 3/4
       4th quarter....................  36 29/32  25 7/16   37 1/8    25 163/512
      1999
       1st quarter.................... $45 1/2   $35 5/16  $45 15/16 $35 3/8
       2nd quarter....................  48 3/4    36 11/16  49 3/16   36 5/8
       3rd quarter....................  49 5/8    38 7/16   48 3/4    38 9/16
       4th quarter....................  60 7/16   40 5/16   60 7/16   39 13/16

   Viacom Inc. has not declared cash dividends on its common stock and has no present intention of so doing.

   As of March 14, 2000, there were approximately 8,967 holders of Viacom Inc. Class A Common Stock and 17,894 holders of Viacom Inc. Class B Common Stock.

Item 6. Selected Financial Data.

                         VIACOM INC. AND SUBSIDIARIES
                (Millions of dollars, except per share amounts)

                                          Year Ended December 31,
                             --------------------------------------------------
                               1999      1998       1997      1996      1995
                             --------- ---------  --------- --------- ---------
Revenues...................  $12,858.8 $12,096.1  $10,684.9 $ 9,683.9 $ 8,700.1
Operating income (a).......  $ 1,247.3 $   751.6  $   685.4 $ 1,197.2 $ 1,247.2
Earnings (loss) from
 continuing operations.....  $   371.7 $   (43.5) $   373.5 $   152.2 $    88.0
Net earnings (loss)........  $   334.0 $  (122.4) $   793.6 $ 1,247.9 $   222.5
Net earnings (loss)
 attributable to common
 stock.....................  $   321.6 $  (149.6) $   733.6 $ 1,187.9 $   162.5
Basic earnings per common
 share:
 Earnings (loss) from
  continuing operations....  $     .52 $    (.10) $     .44 $     .13 $     .04
 Net earnings (loss).......  $     .46 $    (.21) $    1.04 $    1.63 $     .22
Diluted earnings per common
 share:
 Earnings (loss) from
  continuing operations....  $     .51 $    (.10) $     .44 $     .13 $     .04
 Net earnings (loss).......  $     .45 $    (.21) $    1.04 $    1.62 $     .22
At Year End:
 Total assets..............  $24,486.4 $23,613.1  $28,288.7 $28,834.0 $28,991.0
 Long-term debt, net of
  current portion..........  $ 5,697.7 $ 3,813.4  $ 7,423.0 $ 9,855.7 $10,712.1
 Shareholders' equity......  $11,132.0 $12,049.6  $13,383.6 $12,586.5 $12,093.8

--------------------
(a) Operating income is defined as earnings (loss) before extraordinary loss, discontinued operations, minority interest, equity in loss of affiliated companies (net of tax), provision for income taxes, other items (net) and interest income and expense.

   See Notes to Consolidated Financial Statements for additional information on transactions and accounting classifications which have affected the comparability of the periods presented above.

   Viacom Inc. has not declared cash dividends on its common stock for any of the periods presented above.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.
                         (Tabular dollars in millions)

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

   The Company delivered exceptional financial results in 1999 and continues to accomplish its strategic objectives to focus on its core businesses, strengthen the balance sheet and improve the capital structure. The Company, in conjunction with the anticipated completion of the merger with CBS Corporation ("CBS"), has secured its position as a leading global media and entertainment company. The Company's significant transactions were as follows:

  . On September 7, 1999, the Company and CBS announced that the companies had signed a definitive agreement to merge. On December 29, 1999, the shareholders of both companies approved this transaction. At the time of the merger, the Company will issue 1.085 shares of its Class B Common Stock for each share of CBS common stock and 1.085 shares of its Series C Preferred Stock for each share of CBS Series B preferred stock. Although the waiting period prescribed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has expired, the merger is under continuing review by the U.S. Department of Justice and is further subject to regulatory approval by the Federal Communications Commission. The Company expects the merger to be completed in April of 2000.

  . On August 10, 1999, Blockbuster Inc. ("Blockbuster") sold to the public 31 million shares of its Class A common stock at $15 per share. The shares are traded on the New York Stock Exchange. The Company, through its ownership of all of the 144 million shares of Blockbuster Class B common stock outstanding, retained approximately 82% of the total equity value in, and approximately 96% of the combined voting power of, Blockbuster.

  . Throughout 1998 and 1999, the Company repurchased its common stock, warrants and convertible preferred stock for an aggregate cost of $2.5 billion. In addition, on February 16, 2000, the Company announced a new repurchase program to acquire up to $1.0 billion of its shares of common stock.

  . On June 21, 1999, the Company completed its tender offer for all outstanding shares of Spelling Entertainment Group Inc. ("Spelling") common stock that it did not already own and on June 23, 1999, the Company acquired the remaining outstanding shares through a merger of Spelling and a wholly owned subsidiary of the Company. The Spelling transaction resulted in the Company recording a charge of approximately $81.1 million, of which $70.3 million was recorded as a restructuring charge and $10.8 million was recorded as part of depreciation expense. The restructuring charge of $70.3 million was primarily associated with the integration of the operations of Spelling into Paramount Television, resulting in the elimination of duplicative sales forces and certain other back office functions.

Business Segment Information

   The Company has the following six operating segments:

  Networks--Basic Cable and Premium Subscription Television Program Services.

  Entertainment--Production and Distribution of Motion Pictures and
   Television Programming as well as the operation of Television Stations, International Television Program Services, Movie Theaters and Music Publishing.

  Video--Home Video and Game Rental and Retail through traditional stores and the Internet.

  Parks--Theme Parks.

  Publishing--Consumer Publishing.

  Online--Interactive Online Services.

   The following tables set forth revenues and operating income (loss) by business segment, for the years ended December 31, 1999, 1998 and 1997. Results for each year presented exclude the educational, professional and reference publishing businesses ("Non-Consumer Publishing"), music retail stores, interactive game businesses and Viacom Radio Stations which are reported as discontinued operations.

                                                                    Percent
                                  Year ended December 31,       Better/(Worse)
                               -------------------------------  ---------------
                                                                 1999    1998
                                 1999       1998       1997     vs 1998 vs 1997
                               ---------  ---------  ---------  ------- -------
Revenues:
Networks...................... $ 3,045.5  $ 2,607.9  $ 2,262.8     17%     15%
Entertainment.................   4,618.1    4,757.8    4,305.9     (3)     10
Video.........................   4,463.5    3,893.4    3,313.6     15      17
Parks.........................     390.8      421.2      367.3     (7)     15
Publishing....................     610.7      564.6      556.6      8       1
Online........................      29.8       13.7       10.4    118      32
Intercompany..................    (299.6)    (162.5)    (131.7)   (84)    (23)
                               ---------  ---------  ---------
  Total revenues.............. $12,858.8  $12,096.1  $10,684.9      6      13
                               =========  =========  =========
Operating income (loss) (a):
Networks...................... $   932.4  $   744.3  $   635.6     25%     17%
Entertainment.................     332.0      448.0      343.0    (26)     31
Video.........................     127.9     (342.2)    (196.8)    NM     (74)
Parks.........................      42.5       49.9       42.4    (15)     18
Publishing....................      54.3       53.2       60.4      2     (12)
Online........................     (64.5)      (7.5)       2.3     NM      NM
                               ---------  ---------  ---------
  Segment total...............   1,424.6      945.7      886.9     51       7
Corporate/Eliminations........    (177.3)    (194.1)    (201.5)     9       4
                               ---------  ---------  ---------
  Total operating income...... $ 1,247.3  $   751.6  $   685.4     66      10
                               =========  =========  =========

---------------------
(a) Operating income (loss) is defined as earnings before extraordinary loss, discontinued operations, minority interest, equity in loss of affiliated companies (net of tax), provision for income taxes, other items (net), and interest income and expense.
NM--Not meaningful

EBITDA

   The following table sets forth EBITDA (defined as operating income (loss) before depreciation and amortization principally of goodwill related to business combinations) for the years ended December 31, 1999, 1998 and 1997. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

                                                                     Percent
                                    Year ended December 31,      Better/(Worse)
                                   ----------------------------  ---------------
                                                                  1999    1998
                                     1999      1998      1997    vs 1998 vs 1997
                                   --------  --------  --------  ------- -------
EBITDA(a):
Networks.......................... $1,053.1  $  851.3  $  729.4     24%     17%
Entertainment.....................    554.3     640.5     514.5    (13)     24
Video.............................    520.3      39.9     221.6     NM     (82)
Parks.............................     95.5     101.1      88.9     (6)     14
Publishing........................     74.0      71.2      77.9      4      (9)
Online............................    (48.4)     (3.5)      2.3     NM      NM
                                   --------  --------  --------
  Segment total...................  2,248.8   1,700.5   1,634.6     32       4
Corporate/Eliminations............   (156.8)   (171.6)   (176.6)     9       3
                                   --------  --------  --------
  Total EBITDA.................... $2,092.0  $1,528.9  $1,458.0     37       5
                                   ========  ========  ========

---------------------
(a) EBITDA is defined as operating income (loss) before depreciation and amortization.
NM--Not meaningful

Results of Operations 1999 versus 1998

   Revenues increased 6% to $12.9 billion for 1999 from $12.1 billion for 1998. Revenue increases were paced by gains in the Networks, Video and Publishing segments. Networks recorded higher advertising revenues and affiliate fees for the year. Video's revenue gains were led by increases in worldwide same store sales and the increased number of system-wide stores in 1999. Entertainment's revenues were down slightly for the year as its worldwide theatrical and home video contributions did not match the extraordinary box office and home video success in 1998 of Titanic, Deep Impact and the theatrical performance of Saving Private Ryan.

   Total expenses increased 3% to $11.6 billion for 1999 from $11.3 billion for 1998 principally reflecting normal increases associated with revenue growth and the Spelling charge of $81.1 million. In addition, results for 1998 include the second quarter Blockbuster charge of $424.3 million associated with an adjustment to the carrying value of rental tapes due to a new method of accounting.

   EBITDA and operating income increased 37% to $2.1 billion and 66% to $1.2 billion, respectively, for 1999 from $1.5 billion and $751.6 million, respectively, for 1998. Excluding the impact of the Spelling charge recorded in the third quarter of 1999 and the second quarter 1998 Blockbuster charge from the results presented above, EBITDA increased 11% and operating income increased 13% for 1999.

Segment Results of Continuing Operations--1999 versus 1998

Networks (Basic Cable and Premium Subscription Television Program Services)

                                         Year ended December 31,
                                         -----------------------
                                                                     Percent
                                            1999        1998      Better/(Worse)
                                         ----------- ----------- ---------------
   Revenues............................. $   3,045.5 $   2,607.9        17%
   Operating Income..................... $     932.4 $     744.3        25
   EBITDA............................... $   1,053.1 $     851.3        24

   The Networks segment is comprised of MTV Networks ("MTVN"), basic cable television program services and Showtime Networks Inc. ("SNI"), premium subscription television program services.

   For the year, MTVN revenues of $2.25 billion, EBITDA of $915.1 million and operating income of $816.9 million increased 21%, 23% and 24% respectively. The increase in MTVN's revenues principally reflects higher worldwide advertising revenues, up 22% for the year, and higher affiliate fees, up 13%, along with the success of MTVN's consumer products licensing programs, including Rugrats and Blues Clues. Advertising revenue growth was driven by rate increases at VH1 and MTV and higher unit volume at MTV. Nickelodeon's advertising revenue growth was driven by the increased number of units sold and lower average unit rates which was principally due to a 2% decline in spending in the Kids advertising segment during 1999 as well as increased competition in that category. The increased revenues drove MTVN's EBITDA and operating income gains.

   SNI's revenues, EBITDA and operating income increased 7%, 14% and 19%, respectively, over the prior year. The revenue increases were principally due to an increase of approximately 3.5 million subscriptions, up 18% over the prior year to 23.2 million subscriptions at December 31, 1999. Operating results reflect revenue increases attributable to the continued growth of direct broadcast satellite subscriptions, as well as higher programming, marketing and advertising expenses to support subscription growth, and SNI's original films and branding initiatives.

Entertainment (Production and Distribution of Motion Pictures and Television
 Programming as well as the operation of Television Stations, International Television Program Services, Movie Theaters and Music Publishing)

                                         Year ended December 31,
                                         -----------------------
                                                                     Percent
                                            1999        1998      Better/(Worse)
                                         ----------- ----------- ---------------
   Revenues............................. $   4,618.1 $   4,757.8        (3)%
   Operating Income..................... $     332.0 $     448.0       (26)
   EBITDA............................... $     554.3 $     640.5       (13)

   The Entertainment segment is comprised of Paramount Pictures and Paramount Television (the "Paramount Studio"), the Paramount Stations Group, Movie Theaters, Music Publishing and International Television Program Services.

   For the year, Entertainment's revenues decreased 3%, and EBITDA and operating income decreased 13% and 26%, respectively, as the 1999 results were impacted by the Spelling charge and did not match the prior year's extraordinary box office and home video success of Titanic and Deep Impact and the theatrical performance of Saving Private Ryan. The Spelling charge of $81.1 million was incurred in the third quarter of 1999, of which $70.3 million was recorded as a restructuring charge and $10.8 million was recorded as part of depreciation expense. The restructuring charge was primarily associated with the integration of Spelling's operations into Paramount Television, resulting in the elimination of duplicative sales forces and certain other back office functions. Excluding the impact of the Spelling charge, Entertainment's EBITDA and operating income decreased 2% and 8%, to $624.6 million and $413.1 million, respectively, and Paramount Studio's EBITDA and operating income decreased 2% and 4%, to $458.4 million and $336.8 million, respectively.

   Paramount Studio's revenues decreased 6% to $3.8 billion from $4.1 billion in the prior year. Paramount Studio's revenues included strong theatrical contributions from Varsity Blues, Payback, The General's Daughter, Runaway Bride, Double Jeopardy, Sleepy Hollow and The Talented Mr. Ripley, but did not match last year's box office success of Titanic, Saving Private Ryan, Deep Impact, The Truman Show and The Rugrats Movie. Foreign home video revenues were higher primarily driven by Saving Private Ryan, The Rugrats Movie and The Truman Show, but were offset by lower domestic home video revenues which did not match last year's release of Titanic. Television programming revenues were higher primarily due to higher syndication revenues from Judge Judy, the first time availability of JAG, Star Trek: Voyager, The Sentinel and Viper, and from an additional season of Sister, Sister. Television programming revenues for the year also benefited from the recognition of a cable retransmission royalty settlement. For the year, the increase in Television programming revenues was partially offset by lower library syndication revenues. Theaters' revenues were higher primarily as a result of the new multiplex theaters opened since the end of 1998.

   Paramount Studio's EBITDA and operating income decreased 17% and 27%, to $388.1 million and $255.7 million, respectively, principally due to the Spelling charge and the revenue items discussed above. Theaters' EBITDA and operating income were lower for the year primarily due to the one-time costs associated with opening new multiplexes.

   License fees for the television exhibition of motion pictures and for syndication and basic cable exhibition of television programming are recorded as revenue in the period that the products are available for such exhibition, which, among other reasons, may cause substantial fluctuation in operating results. As of December 31, 1999, the unrecognized revenues attributable to such licensing agreements were approximately $1.7 billion.

   For the year, Paramount Stations Group's revenues increased 2% to $437.1 million, EBITDA increased 2% to $151.5 million and operating income increased 1% to $100.6 million. Paramount Stations Group owns and operates 17 television stations, including WNPA-TV serving Pittsburgh, Pennsylvania, which was acquired on February 1, 1999. In addition, Paramount Stations Group programs two additional television stations pursuant to local marketing agreements.

Video (Home Video and Game rental and retail through traditional stores and the Internet)

                                         Year ended December 31,
                                         -----------------------
                                                                     Percent
                                            1999        1998      Better/(Worse)
                                         ----------- -----------  --------------
   Revenues............................. $   4,463.5 $   3,893.4        15%
   Operating Income..................... $     127.9 $    (342.2)       NM
   EBITDA............................... $     520.3 $      39.9        NM

---------------------
   NM--Not meaningful

   The Video segment is comprised of Blockbuster's operations in the home video, DVD and video game rental and retailing business through traditional stores and the Internet.

   For the year, Video's revenues were higher principally due to higher worldwide same store sales and the increased number of system-wide video stores. Worldwide same store sales, including rental and retail product, increased 8.3%, and worldwide same store rental revenues increased 10.1%. The increase in same store revenues was principally due to increases in the average domestic rental fee and increased sales of previously-viewed tapes. Blockbuster ended the year with 7,153 stores, a net increase of 772 stores over the prior year.

   Video's EBITDA increased to $520.3 million in 1999 from $39.9 million in 1998. The 1999 results reflect Blockbuster's investment in its Internet business which resulted in a reduction to EBITDA and operating income of $6.6 million and $7.0 million, respectively, for the year ended December 31, 1999. The 1998 results reflect a charge taken in the second quarter of $424.3 million associated with an adjustment to the carrying value of rental tapes due to a new method of accounting.

   Excluding the amounts attributable to the investment in its Internet business described above and the effects of the 1998 charge, Video's EBITDA increased by $62.7 million, or 14%, reflecting the continuing success of revenue growth programs implemented in the first quarter of 1999 which emphasize tape copy depth, promote customer loyalty and reward customer frequency. For the year, Video's gross margin percentage decreased slightly to 60.5% from 60.8%, excluding the Internet business' results in 1999 and the $424.3 million charge taken in 1998.

Parks (Theme Parks)

                                          Year ended December 31,
                                          -----------------------
                                                                     Percent
                                             1999        1998     Better/(Worse)
                                          ----------- ----------- --------------
   Revenues.............................. $     390.8 $     421.2       (7)%
   Operating Income...................... $      42.5 $      49.9      (15)
   EBITDA................................ $      95.5 $     101.1       (6)

   The Parks segment is comprised of five regional theme parks and a themed attraction in the U.S. and Canada. The Parks' revenue, EBITDA and operating income declines for the year reflect declines in overall attendance primarily due to increased competition at two of the parks and generally less than favorable weather conditions.

Publishing (Consumer Publishing)

                                          Year ended December 31,
                                          -----------------------
                                                                     Percent
                                             1999        1998     Better/(Worse)
                                          ----------- ----------- --------------
   Revenues.............................. $     610.7 $     564.6        8%
   Operating Income...................... $      54.3 $      53.2        2
   EBITDA................................ $      74.0 $      71.2        4

   The Publishing segment is comprised of Simon & Schuster Inc., which also includes other flagship imprints such as Pocket Books, Scribner and The Free Press.

   For the year, the improved revenues and operating results are due principally to higher sales in the Trade division, led by the best selling titles 'Tis by Frank McCourt, Hearts in Atlantis by Stephen King and When Pride Still Mattered by David Maraniss. The Children's division revenues also increased for the year driven by higher sales including the best-selling title The Dance by Richard Paul Evans and Eloise at Christmastime by Kay Thompson.

   On November 27, 1998, the Company completed the sale of Non-Consumer Publishing for $4.6 billion in cash. The Company realized a gain of $65.5 million, net of tax, from the sale and presented Non-Consumer Publishing as a discontinued operation for 1998 and for all prior periods.

Online (Interactive Online Services)

                                       Year ended December 31,
                                       -----------------------
                                                                     Percent
                                           1999         1998      Better/(Worse)
                                       ------------  -----------  --------------
   Revenues........................... $       29.8  $      13.7       118%
   Operating Income................... $      (64.5) $      (7.5)       NM
   EBITDA............................. $      (48.4) $      (3.5)       NM

---------------------
NM--Not meaningful

   The Online segment is comprised of online music ventures and children's destinations featuring entertainment, information and e-commerce, using the MTVN brands and SonicNet.

   Revenue increases for the year principally reflect increased license fees and higher advertising revenues. The operating losses reflect the continued investments in the Company's online services.

   On July 15, 1999, the Company together with Liberty Digital Inc. formed the MTVi Group, L.P. ("MTVi"). The Company contributed all of its assets used exclusively in its Internet music businesses, including the assets of Imagine Radio, which the Company acquired in February 1999, in exchange for a 90% equity interest in MTVi. Liberty Digital Inc. contributed all of its assets used in its Internet music businesses, including SonicNet.com and assets of The Box Worldwide, Inc. (certain of which were concurrently licensed to MTVN) in exchange for a 10% equity interest in MTVi.

Other Income and Expense Information

Corporate Expenses/Eliminations

   Corporate expenses/eliminations, including depreciation and amortization expense, decreased 9% to $177.3 million for 1999 from $194.1 million for 1998. Corporate expenses of $194.6 million in 1999 increased 7% from $182.3 million in 1998 while the benefit from eliminations of $17.3 million increased over the prior year by approximately $21 million principally due to the timing of the recognition of intersegment sales.

Interest Expense

   Interest expense decreased 28% to $448.9 million for 1999 from $622.4 million for 1998 due to lower average debt outstanding of $5.8 billion during 1999 versus $7.4 billion during 1998. The Company had approximately $6.0 billion and $4.2 billion principal amount of debt outstanding (including current maturities) at December 31, 1999 and 1998, respectively, at weighted average interest rates of 7.5% and 7.8%, respectively.

Interest Income

   Interest income increased 18% to $27.7 million for 1999 from $23.4 million for 1998.

Other Items, Net

   "Other items, net" reflects $17.8 million of income for 1999 compared to a loss of $15.3 million in 1998. The net increase of $33.1 million principally reflects a $25.2 million foreign exchange gain in 1999 compared to a $7.4 million foreign exchange loss in 1998. "Other items, net" also includes a net loss of approximately $7.4 million from the sale of assets in 1999 and the loss of approximately $91 million associated with the closing of the Viacom Entertainment Store partially offset by a net gain of approximately $82.9 million from the sale of assets in 1998.

Provision for Income Taxes

   The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The annual effective tax rates of 48.8% for 1999 and 101.0% for 1998 were both adversely affected by amortization of intangibles in excess of amounts which are deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the annual effective tax rates would have been 35.4% for 1999 and 31.8% for 1998.

Equity in Loss of Affiliates

   "Equity in loss of affiliated companies, net of tax" was $60.7 million for 1999 as compared to $41.4 million for 1998 principally reflecting increased net operating losses of United Paramount Network ("UPN") and international ventures partially offset by the improved results of Comedy Central.

Minority Interest

   Minority interest primarily represents the minority ownership of Blockbuster common stock in 1999 and Spelling common stock in 1998.

Discontinued Operations

   For 1998, discontinued operations reflect the results of operations, net of tax, of Non-Consumer Publishing and the music retail stores which were sold on November 27, 1998 and October 26, 1998, respectively. Discontinued operations also reflect the gain from the sale of Non-Consumer Publishing of $65.5 million, net of tax, the loss from the sale of music retail stores of $138.5 million, net of tax, additional losses recognized for Virgin operations prior to disposal of $20.3 million, net of minority interest, the tax benefit associated with the disposal of Virgin of $134.0 million and the reversal of excess cable split-off reserves.

Extraordinary Loss

   During 1999 and 1998, the Company recognized after-tax extraordinary losses on the early extinguishment of debt of $37.7 million and $74.7 million, respectively.

Net Earnings (Loss)

   For the reasons described above, net earnings of $334.0 million for 1999 increased $456.4 million from a loss of $122.4 million for 1998.

Results of Operations 1998 versus 1997

   Revenues increased 13% to $12.1 billion for 1998 from $10.7 billion for 1997 with every operating segment posting increases over the prior year. Primary contributors to the increase were the Entertainment segment which recorded higher feature and theater revenues; the Video segment which realized the positive impact from revenue sharing as well as revenue increases from the increase in the number of system-wide stores; and the Networks segment, where revenue increases were driven primarily by increased advertising and affiliate revenues.

   Total expenses increased 13% to $11.3 billion for 1998 from $10.0 billion for 1997 principally reflecting normal increases associated with revenue growth and the second quarter 1998 Blockbuster charge of approximately $424.3 million principally associated with an accounting change for tape amortization. In 1997, expenses reflect the impact of the Blockbuster charge which consisted primarily of a reduction in the carrying value of excess retail inventory and the cost of closing underperforming stores principally located in international markets.

   Effective April 1, 1998, Blockbuster adopted an accelerated method of amortizing videocassettes and game rental inventory. Blockbuster adopted this new method of amortization because it implemented a new business model, including revenue sharing agreements with Hollywood studios, which dramatically increased the number of videocassettes in the stores and which is satisfying consumer demand over a shorter period of time. Previously, Blockbuster purchased tapes for a fixed price, which were amortized over a period of six to 36 months. Pursuant to the new method, the Company records base stock videocassettes at cost and amortizes a portion of the costs on an accelerated basis over three months, generally to $8 per unit, with the remaining cost of the base stock videocassettes amortized on a straight-line basis over 33 months to an estimated $4 salvage value. Non-base stock videocassette costs are amortized on an accelerated basis over three months to an estimated $4 salvage value. Video games are amortized on an accelerated basis over a 12 month period to an estimated $10 salvage value. Revenue sharing payments are expensed when earned pursuant to the applicable contractual arrangements. The Company recorded a pre-tax charge of $424.3 million which represents an adjustment to the carrying value of the rental tapes due to the new method of accounting. The charge was reflected as part of operating expenses for 1998.

   During the second quarter of 1997, Blockbuster shifted its strategic emphasis from retailing a broad assortment of merchandise to focusing on its core rental business. Rationalization of the retail product lines such as sell-through video, confectionery items, literature, music and fashion merchandise allowed the Company to devote more management time and attention, as well as retail floor selling space, to its video and rental game business. In addition, as part of its effort to improve the performance of its operations, Blockbuster adopted a plan to close consistently underperforming stores primarily located in the United Kingdom and Australia and to exit the German market. As a result, Blockbuster recorded a pre-tax charge of $322.8 million which consisted of operating and general and administrative expenses of approximately $247.5 million, as well as depreciation expense attributable to the write-off of long-lived assets of $45.9 million and write-offs attributable to international joint ventures accounted for under the equity method of $29.4 million. As a result of exiting the music business, approximately $72.6 million of the charge was presented as part of discontinued operations. The remaining balance of the charge consisted principally of $100.8 million for a reduction in the carrying value of excess merchandise inventories, $69.6 million for the closing of underperforming stores principally located in international markets, and $39.3 million recognized as general and administrative expenses, primarily related to relocation costs incurred in connection with the move of the Company's employees, corporate offices and data center from Fort Lauderdale, Florida to Dallas, Texas.

   The $69.6 million charge for the closing of underperforming stores was comprised of a $41.8 million non-cash impairment charge associated with long-lived assets and a $27.8 million charge for lease exit obligations. These amounts were recognized as depreciation expense and general and administrative expense, respectively. Through December 31, 1999, the Company paid and charged approximately $19.9 million against the lease exit obligations.

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

Segment Results of Continuing Operations--1998 versus 1997

Networks (Basic Cable and Premium Subscription Television Program Services)

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

Entertainment (Production and Distribution of Motion Pictures and Television
 Programming as well as the operation of Television Stations, International Television Program Services, Movie Theaters and Music Publishing)

   Entertainment revenues for the year ended December 31, 1998 were 10% higher than the same period last year principally reflecting Paramount Studio (including Spelling) revenue increases of 11%. Higher Paramount Studio revenues were led by the extraordinary domestic box office and home video success of Titanic, along with the successful domestic theatrical performance of Deep Impact and The Rugrats Movie, the foreign theatrical performance of Saving Private Ryan, and the worldwide theatrical success of The Truman Show. These results were partially offset by lower television programming revenues compared with the prior year, which included the successful first time availability of Frasier in syndication. The revenue increases also reflect the impact of the licensing of Spelling's classic video library and the sale of television library product, partially offset by Spelling's exit from the feature film and video distribution businesses. Theaters' revenues were also higher primarily as a result of opening new multiplex theaters.

   Paramount Studio recorded EBITDA and operating income increases of 36% and 53%, respectively, compared with the same prior year period. The results reflect the revenue increases described above partially offset by earnings recorded in 1997 attributable to long-term foreign licensing agreements.

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

   For the year, Paramount Stations Group's revenues increased 1% and EBITDA and operating income decreased 5% and 15%, respectively, from the same prior-year period. Operating results primarily reflect decreased advertising revenues and the impact of swapping for television stations with greater growth potential.

Video (Home Video and Game rental and retail through traditional stores and the Internet)

   For the year, Video revenues increased 17% driven by higher video store revenues reflecting the impact of revenue sharing and an increase in the number of system-wide stores. EBITDA decreased 82% principally reflecting the impact of the $424.3 million charge taken in the second quarter of 1998 to adjust the carrying value of videocassettes and game rental inventory under a new method of amortization as a result of the implementation of Blockbuster's new business model. For the year, Blockbuster recorded same store sales increases of 13% domestically and worldwide. Blockbuster ended the year with 6,381 stores, a net increase of 332 stores over the prior year. Video results in 1997 reflect a charge of approximately $250 million related primarily to the reduction of the carrying value of excess retail inventory and the cost of closing underperforming stores principally located in international markets.

   Excluding the impact of the 1998 and 1997 charges, Video's EBITDA increased 20% to $476.6 million in 1998 from $397.3 million in 1997. Excluding the impact of the second quarter 1998 and 1997 Blockbuster charges, Video's gross margin percentage decreased to 60.8% in 1998 from 61.4% in 1997 due to the initial impact of revenue sharing agreements and increased promotional activity.

Parks (Theme Parks)

   Parks' revenues of $421.2 million, EBITDA of $101.1 million and operating income of $49.9 million for 1998 increased 15%, 14% and 18%, respectively, as compared with revenues of $367.3 million, EBITDA of $88.9 million and operating income of $42.4 million for 1997, principally reflect increased attendance driven by new branded attractions and entertainment, including Star
Trek: The Experience located at the Las Vegas Hilton, and increased pricing.

Publishing (Consumer Publishing)

   On November 27, 1998, the Company completed the sale of Non-Consumer Publishing for $4.6 billion in cash. The Company retained its consumer operations including the Simon & Schuster name. The Company recognized a gain of $65.5 million, net of tax, from the sale and presented Non-Consumer Publishing as a discontinued operation.

   Growth in revenues to $564.6 million was primarily attributable to increases in the trade hard cover business driven by the best selling titles including Bag of Bones by Stephen King, All Through the Night by Mary Higgins Clark and Angela's Ashes by Frank McCourt, along with gains in the children's and interactive businesses. The mass-market business experienced a sales decrease due to weakness in that segment of the industry.

Online (Interactive Online Services)

   Revenues increased 32% to $13.7 million for 1998 from $10.4 million for 1997. Operating loss of $7.5 million in 1998, as compared with operating income of $2.3 million in 1997, reflects the increased investment in the Company's online services.

Other Income and Expense Information

Corporate Expenses/Eliminations

   Corporate expenses/eliminations, including depreciation and amortization expense, decreased 4% to $194.1 million for 1998 from $201.5 million for 1997, principally reflecting a decrease in general and administrative and litigation expenses.

Interest Expense

   Interest expense decreased 19% to $622.4 million for 1998 from $772.9 million for 1997. The Company had approximately $4.2 billion and $7.8 billion principal amount of debt outstanding (including current maturities) at December 31, 1998 and 1997, respectively, at a weighted average interest rate of 7.8% for each period.

Interest Income

   Interest income increased 6% to $23.4 million for 1998 from $22.0 million for 1997.

Other Items, Net

   The Company continued the strategy of focusing on its core businesses and in December 1998, announced plans to close the Viacom Entertainment Store in Chicago in January 1999 and to phase out its Nickelodeon stores in the first half of 1999. As a result, the Company recorded a loss of approximately $91 million, which is reflected in "Other items, net", for the year ended December 31, 1998. The loss principally reflects $8.5 million for estimated severance benefits payable to approximately 530 employees and $32.7 million for lease exit obligations. Through December 31, 1999, the Company paid and charged approximately $8.5 million against the severance benefits payable and $6.8 million against lease exit obligations. The loss also reflects the write-off of property and equipment, inventory and prepaid assets of $21.1 million, $10.3 million and $3.1 million, respectively, as well as future vendor commitments of $3.3 million. Additionally, "Other items, net" principally reflects foreign exchange losses and the write-off of certain investments, partially offset by a gain of approximately $118.9 million from the sale of a cost investment. "Other items, net" of $1.2 billion for 1997 principally reflects the gain from the sale of USA Networks as well as gains associated with the exchange of certain television stations offset by the write-off of certain investments held at cost.

Provision for Income Taxes

   The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The annual effective tax rates of 101.0% for 1998 and 54.9% for 1997 were both adversely affected by amortization of intangibles in excess of amounts, which are deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the annual effective tax rates would have been 31.8% for 1998 and 44.1% for 1997.

Equity in Loss of Affiliates

   "Equity in loss of affiliated companies, net of tax" was $41.4 million for 1998 as compared to $163.3 million for 1997. In 1998, the equity loss primarily reflects the net operating loss of UPN partially offset by the positive results of Comedy Central. In 1997, the equity loss primarily reflects the net operating loss of UPN and charges associated with international network ventures partially offset by earnings from the Company's half-interest in USA Networks, which was sold in the fourth quarter of 1997.

Minority Interest

   Minority interest primarily represents the minority ownership of Spelling common stock.

Discontinued Operations

   For 1998, discontinued operations reflect the results of operations, net of tax, of Non-Consumer Publishing prior to sale on November 27, 1998, and music retail stores prior to sale on October 26, 1998. Discontinued operations also reflect the gain from the sale of Non-Consumer Publishing of $65.5 million net of tax, the loss from the sale of music retail stores of $138.5 million, net of tax, additional losses recognized for Virgin operations prior to disposal of $20.3 million, net of minority interest, the tax benefit associated with the disposal of Virgin of $134.0 million and the reversal of excess cable split-off reserves.

   For 1997, discontinued operations reflect the results of operations, net of tax, of (1) Non-Consumer Publishing, (2) music retail stores, (3) the Viacom Radio Stations prior to disposal on July 2, 1997, as well as the realized gain on the sale of $416.4 million, net of tax, (4) additional losses recognized for Virgin operations prior to disposal of $32.0 million, net of minority interest, and (5) the reversal of excess cable split-off reserves.

Extraordinary Loss

   During 1998, the Company recognized an after-tax extraordinary loss on the early extinguishment of debt of $74.7 million.

Net Earnings (Loss)

   For the reasons described above, the Company reported a net loss of $122.4 million in 1998 as compared to net earnings of $793.6 million in 1997.

Liquidity and Capital Resources

   The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures, share repurchase programs, joint ventures, commitments and payments of principal and interest on its outstanding indebtedness) with internally generated funds, in addition to various external sources of funds. The external sources of funds may include the Company's existing credit agreements and amendments thereto, co-financing arrangements by the Company's various divisions relating to the production of entertainment products, and/or additional financings.

   Subsequent to its initial public offering, Blockbuster no longer participates in the Company's centralized cash management system. Cash generated by Blockbuster's operations is expected to be retained by Blockbuster to fund its anticipated cash requirements.

   As of December 31, 1999, the Company had $1.45 billion available under its shelf registration statement as filed with the Securities and Exchange Commission in 1995. The net proceeds from the sale of the offered securities may be used by the Company to repay, redeem, repurchase or satisfy its obligations in respect of its outstanding indebtedness or other securities; to make loans to its subsidiaries; for general corporate purposes; or for such other purposes as may be specified in the applicable Prospectus Supplement.

   At December 31, 1999, National Amusements, Inc. ("NAI") beneficially owned approximately 68% of Viacom Inc. Class A Common Stock and approximately 28% of Class A and Class B Common Stock on a combined basis.

Share Repurchase Programs

   On February 16, 2000, the Company initiated a share repurchase program to acquire up to $1.0 billion in the Company's common stock. For the year to date period ended March 21, 2000, the Company repurchased 10,000 shares of its Class A Common Stock and 11,570,900 shares of its Class B Common Stock for $634.6 million in the aggregate.

   During 1999, the Company had repurchased 25,000 shares of its Class A Common Stock, 10,551,200 shares of its Class B Common Stock and 1,140,400 Viacom Five-Year Warrants, for approximately $466.4 million in the aggregate. During 1998, the Company had repurchased a total of 12,000 shares of its Class A Common Stock, 26,190,200 shares of its Class B Common Stock and 5,502,000 Viacom Five-Year Warrants, for approximately $822.0 million in the aggregate.

   On December 2, 1998, the Company repurchased 12 million shares of its convertible preferred stock from Bell Atlantic Corporation for $564 million in cash. On January 5, 1999, the Company repurchased the remaining 12 million shares of its convertible preferred stock from Bell Atlantic Corporation for $612 million in cash.

Financial Position

   Current assets increased to $5.2 billion as of December 31, 1999 from $5.1 billion as of December 31, 1998, principally reflecting an increase of $194.3 million in theatrical and television inventory to $1.5 billion from $1.3 billion, partially offset by a decrease in cash and cash equivalents of $86.5 million. The allowance for doubtful accounts as a percentage of receivables increased to 6% for 1999 from 5% for 1998. The change in property and equipment principally reflects capital expenditures of $706.2 million related to capital additions for new and existing video stores, construction of new movie theaters and additional construction and equipment upgrades for Parks offset by depreciation expense of $496.8 million. Current liabilities decreased to $4.4 billion from $5.6 billion reflecting the payment of taxes associated with the sale of Non-Consumer Publishing, payment of accrued expenses and the settlement of the 8% Merger Debentures. Long-term debt, including current maturities, increased to $6.0 billion from $4.2 billion, reflecting the tax payments discussed above and acquiring the Company's common stock, preferred stock and warrants under its repurchase programs.

   The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties. The Company's receivables do not represent significant concentrations of credit risk at December 31, 1999, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

Cash Flows

   Net cash flow provided by operating activities decreased to $294.1 million in 1999 from $864.1 million in 1998 primarily reflecting the increased investment in inventory of $512.7 million in 1999 versus a $202.7 million net decrease in 1998, excluding the impact of the Blockbuster inventory charge, and an increase in unbilled receivables of $120.7 million in 1999 versus a $105.0 million decrease in 1998. The decrease in operating cash flow for 1999 was partially offset by the net earnings of $334.0 million. Net cash expenditures for investing activities of $1.1 billion for 1999 principally reflect capital expenditures and the Spelling transaction as well as acquisitions of video stores and television stations. Net cash flow provided by investing activities of $4.2 billion for 1998 principally reflects the proceeds from the sale of Non-Consumer Publishing of approximately $4.6 billion and the sale of certain investments offset by capital expenditures. Financing activities reflect borrowings and repayment of debt, the repurchase of convertible preferred stock and purchase of common stock and warrants, offset by the proceeds from the exercise of stock options and warrants.

   Planned capital expenditures, including information systems costs, are approximately $550 million to $650 million in 2000. Capital expenditures are primarily related to capital additions for new and existing video stores, expansion of Paramount's theatres and theme park attractions. The Company's joint ventures are expected to require estimated net cash contributions of approximately $25 million to $65 million in 2000.

Commitments and Contingencies

   The commitments of the Company for program license fees, which are not reflected in the balance sheet as of December 31, 1999 and are estimated to aggregate approximately $1.0 billion, excluding intersegment commitments of approximately $865.9 million, principally reflect SNI's commitments of approximately $726.7 million for the acquisition of programming rights and the production of original programming. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments to acquire programming rights are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

   See Note 15 of Notes to Consolidated Financial Statements for a description of the Company's future minimum lease commitments.

   There are various lawsuits and claims pending against the Company. Management believes that any ultimate liability resulting from those actions or claims will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

   Certain subsidiaries and affiliates of the Company from time to time receive claims from federal and state environmental regulatory agencies and other entities asserting that they are or may be liable for environmental cleanup costs and related damages, principally relating to discontinued operations. The Company has recorded a liability reflecting its best estimate of environmental exposure. Such liability was not discounted or reduced by potential insurance recoveries and reflects management's estimate of cost sharing at multiparty sites. The estimated liability was calculated based upon currently available facts, existing technology and presently enacted laws and regulations. On the basis of its experience and the information currently available to it, the Company believes that the claims it has received will not have a material adverse effect on its results of operations, financial position or cash flows.

CAPITAL STRUCTURE

   The following table sets forth the Company's long-term debt, net of current portion:

                                                               At December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
   Notes payable to banks.................................... $3,054.2 $  868.5
   Senior debt...............................................  2,310.9  2,308.9
   Senior subordinated debt..................................     35.3     36.3
   Subordinated debt.........................................      --     475.2
   Obligations under capital leases..........................    591.6    501.4
   Other.....................................................      --        .3
                                                              -------- --------
                                                               5,992.0  4,190.6
   Less current portion......................................    294.3    377.2
                                                              -------- --------
                                                              $5,697.7 $3,813.4
                                                              ======== ========

   Debt as a percentage of total capitalization of the Company increased to 35% at December 31, 1999 from 26% at December 31, 1998.

   The Viacom Credit Agreements, as amended, are comprised of (i) a $3.7 billion senior unsecured reducing revolver maturing July 1, 2002, and a $571 million term loan maturing April 1, 2002 (the "Viacom Agreement") and (ii) a $100 million term loan for Viacom International Inc. maturing July 1, 2002 (the "Viacom International Agreement"). Of these amounts, $1.8 billion and $846.2 million were outstanding as of December 31, 1999 and 1998, respectively.

   The interest rate on all loans made under the Viacom Credit Agreements is based on Citibank, N.A.'s base rate or a spread over the London Interbank Offered Rate ("LIBOR"). The spread over such rate is based on the Company's credit rating. At December 31, 1999, LIBOR (upon which the Company's borrowing rate was based) for borrowing periods of one month and two months were 5.8% and 5.9%, respectively. At December 31, 1998, LIBOR for borrowing periods of one month and two months were each 5.09%.

   The Company's scheduled maturities of indebtedness through December 31, 2004, assuming full utilization of the Viacom Credit Agreements, as amended, are $1.0 billion (2000), $1.8 billion (2001), $2.0 billion (2002), $350.0 million (2003) and $0 (2004). The Company's maturities of long-term debt outstanding at December 31, 1999, excluding capital leases, are $302.2 million
(2000), $304.6 million (2001), $1.7 billion (2002), $350.0 million (2003) and
$0 (2004). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

   At December 31, 1999, the Company was in compliance with all debt covenants and had satisfied all financial ratios and tests under the credit agreements. The Company expects to be in compliance and satisfy all such covenants and ratios as may be applicable from time to time during 2000.

   The Company used proceeds received from Blockbuster, as described below in Blockbuster Debt, to permanently reduce its commitments under the Viacom Credit Agreements by $1.139 billion.

   On May 6, 1999, the 364-day film financing credit agreement guaranteed by Viacom International Inc. and the Company was paid in full, and on May 7, 1999 this credit agreement terminated.

   During 1999, the Company redeemed the remaining $211.8 million principal amount of its 8% Merger Debentures outstanding and recognized an extraordinary loss of $37.4 million, net of tax, on the early redemption.

   During 1999, the Company amended the Viacom Credit Agreements to, among other things, provide for the Blockbuster Credit Agreement and to allow for a potential split-off of Blockbuster.

   During 1998, the Company redeemed and retired $1.3 billion in the aggregate of notes and debentures and also purchased and retired $50.8 million of notes and debentures in open market transactions. As a result of the early extinguishment of outstanding indebtedness, the Company recognized an extraordinary loss of $74.7 million, net of tax, in 1998.

Blockbuster Credit Agreement

   On June 21, 1999, Blockbuster entered into a $1.9 billion unsecured credit agreement (the "Blockbuster Credit Agreement") with a syndicate of banks. The Blockbuster Credit Agreement is comprised of a $700 million revolver due July 1, 2004, a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004, and a $600 million revolver due June 19, 2000, which was subsequently reduced with proceeds from the initial public offering as described below. Interest rates are based on the prime rate or LIBOR at Blockbuster's option at the time of borrowing. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver.

   The Blockbuster Credit Agreement contains covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster's common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio.

   On June 23, 1999, Blockbuster borrowed $1.6 billion, comprised of $400 million borrowed under the long-term revolver, $600 million borrowed under the term loan, and $600 million under the short-term revolver. The weighted average interest rate at December 31, 1999 for these borrowings was 7.9%. The proceeds of the borrowings were used to pay amounts owed to the Company. Blockbuster has repaid $442.9 million of the short-term revolver through proceeds from the offering. These proceeds permanently reduced Blockbuster's commitments under the Blockbuster Credit Agreement from $1.9 billion to approximately $1.46 billion.

   Blockbuster's scheduled maturities of indebtedness through December 31, 2004, assuming full utilization of the Blockbuster Credit Agreement are $157.1 million (2000), $0 (2001), $150.0 million (2002), $275.0 million (2003) and
$875.0 million (2004). Blockbuster's maturities of long-term debt outstanding at December 31, 1999, excluding capital leases, are $157.1 million (2000), $0
(2001), $150.0 million (2002), $275.0 million (2003) and $605.0 million
(2004). Blockbuster expects to fund the current obligation by various external sources, including additional borrowings under the revolver due July 1, 2004, an amendment to Blockbuster's Credit Agreement or the issuance of debt securities.

Spelling Transaction and Restructuring Charge

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

   In connection with the integration of the operations of Spelling into Paramount Television, the Company recorded a charge of approximately $81.1 million, of which $70.3 million was recorded as a restructuring charge and $10.8 million was recorded as part of depreciation expense in the third quarter of 1999. Included in the restructuring charge are severance and employee related costs of $48.1 million, lease termination and other occupancy costs of $17.7 million and other exit costs of $4.5 million. Severance and other employee related costs represent the costs to terminate approximately 250 employees engaged in legal, sales, marketing, finance, information systems, technical support and human resources for Spelling. Lease termination and other occupancy costs principally represent the expenses associated with vacating existing lease obligations in New York and Los Angeles. The depreciation expense of approximately $10.8 million was associated with the fixed asset write-offs for software, leasehold improvements and equipment located at these premises. As of December 31, 1999, the Company had paid and charged approximately $11.0 million against the severance liability, $3.7 million against lease termination and other occupancy costs, and $.6 million against the other exit costs. The Company expects to complete the exit activities by the end of the year 2000.

Market Risk

   The Company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign exchange rates and interest rates. The Company does not hold or issue financial instruments for speculative trading purposes. The derivative instruments used are foreign exchange forward contracts, spots and options. The foreign exchange contracts have principally been used to hedge the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, the Singapore Dollar and the European Union's common currency (the "Euro"). These derivatives, which are over-the-counter instruments, are non-leveraged. Realized gains and losses on contracts that hedge anticipated future cash flows are recognized in "Other items, net" and were not material in any of the periods presented. The Company is primarily vulnerable to changes in LIBOR which is the rate currently used in existing agreements; however, the Company does not believe this exposure to be material.

   The Company enters into interest rate exchange agreements with off-balance sheet risk in order to reduce its exposure to changes in interest on its variable rate long-term debt and/or take advantage of changes in interest rates. These interest rate exchange agreements include interest rate swaps and interest rate caps. At December 31, 1999, the Company had $400 million of interest rate exchange agreements outstanding with commercial banks. These agreements, which expired February 24, 2000, effectively changed the Company's interest rate on an equivalent amount of variable rate borrowings to a fixed rate of 6.35%.

Other Matters

   In February 2000, a registration statement on Form S-1 was filed with the Securities and Exchange Commission relating to an initial public offering of Class A common stock in The MTVi Group, Inc. The net proceeds of the initial public offering will be contributed by The MTVi Group, Inc. to MTVi in exchange for general and limited partnership units of MTVi.

   On September 7, 1999, the Company and CBS announced that the companies had signed a definitive agreement to merge. On December 29, 1999, the shareholders of both companies approved this transaction. The Company and CBS have agreed that CBS will merge with the Company upon the terms and conditions set forth in the merger agreement, as amended and restated. At the time of the merger, the Company will issue 1.085 shares of its Class B Common Stock for each share of CBS common stock and 1.085 shares of its Series C Preferred Stock for each share of CBS Series B preferred stock. Although the waiting period prescribed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has expired, the merger is under continuing review by the U.S. Department of Justice and is further subject to regulatory approval by the Federal Communications Commission. The Company expects the merger to be completed in April of 2000.

   On August 10, 1999, Blockbuster sold to the public 31 million shares of its Class A common stock for $15 per share. The shares are traded on the New York Stock Exchange. The Company, through its ownership of all of the 144 million shares of Blockbuster Class B common stock outstanding, retained approximately 82% of the total equity value in, and approximately 96% of the combined voting power of, Blockbuster. Proceeds from the offering aggregated $442.9 million, net of underwriting discounts and commissions and before payment of offering expenses, and were used by Blockbuster to repay outstanding indebtedness under a $1.9 billion term and revolving credit agreement. The Company recorded a reduction to equity of approximately $662 million as a result of the issuance of subsidiary stock.

   In December 1999, a registration statement on Form S-4 was filed with the Securities and Exchange Commission relating to a split-off of Blockbuster pursuant to an offering by the Company to exchange all of its shares of Blockbuster for shares of the Company's common stock. The Company has announced that, subject to the approval of the Company's Board of Directors, which will be based on an assessment of market conditions, and the receipt of a supplemental private letter ruling from the Internal Revenue Service reflecting the anticipated merger between the Company and CBS, it intends to split-off Blockbuster by offering to exchange all of its shares of Blockbuster for shares of the Company's common stock. In particular, the Company has said that it does not intend to commence the offer unless the Blockbuster Class A common stock improves to a price range exceeding $20 per share. The split-off is intended to establish Blockbuster as a stand-alone entity with objectives separate from those of the Company's other businesses. The Company has no obligation to effect the split-off either before or after the merger. The Company cannot give any assurance as to whether or not or when the split-off will occur or as to the terms of the split-off if it does occur, or whether or not the split-off, if it does occur, will be tax-free. The aggregate market value of the shares of Blockbuster common stock based on the March 20, 2000 closing price of $10.9375 per share of Blockbuster common stock was approximately $1.9 billion. The net book value of Viacom's investment in Blockbuster at December 31, 1999 was approximately $5.1 billion. If the Company determines to engage in the split-off, any difference between the fair market value and net book value at the time of the split-off will be recognized as a gain or loss for accounting purposes. Based on the March 20, 2000 closing stock price of Blockbuster, a split-off would have resulted in a pre-tax loss on discontinued operations of approximately $3.5 billion. The actual amount of the gain or loss will depend upon the fair market value and net book value of Blockbuster at the time of the split-off as well as the exchange ratio used in the split-off.

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

   On January 15, 1997, the Company acquired a 50% interest in UPN from BHC Communications, Inc. ("BHC"), a corporate subsidiary of Chris Craft Industries, Inc. On March 20, 2000, BHC agreed to sell to the Company its remaining 50% interest in UPN for $5 million. The transaction is expected to close on March 31, 2000.

Recent Pronouncements

   In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective for fiscal years beginning after June 15, 2000. The Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a material effect on its financial statements.

   In October 1998, the FASB released an exposure draft of the proposed statement on "Rescission of FASB Statement No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films," ("SFAS 53"). An entity that previously was subject to the requirements of SFAS 53 would follow the guidance in a proposed Statement of Position, "Accounting by Producers and Distributors of Films." This proposed Statement of Position would be effective for financial statements for fiscal years beginning after December 15, 2000 and could have a significant impact on the Company's results of operations and financial position depending on its final outcome.

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

   Based on the progress to date, the Company believes that the transition to the Euro currency will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Accordingly, conversion to the Euro is not expected to have a material effect on the Company's financial condition or results of operations.

Year 2000

   The Company has completed its program to identify and mitigate Year 2000 ("Y2K") risks. To date, the Company has not encountered any disruptions related to the Y2K issue. The Company cannot provide any assurances, however, that its business partners have not been or will not be affected in any manner. As a result, the Company will continue to monitor its own Y2K compliance and that of its business partners. Based on the action described above, the Company does not expect to encounter any significant disruptions in the future.

Costs

   Y2K costs have been expensed as incurred, except those costs directly related to the replacement of systems requiring upgrades in the ordinary course of business, which have been capitalized. As of January 28, 2000, the Company incurred costs of approximately $55.0 million, of which $14.7 million had been capitalized. The Company does not anticipate incurring any additional material costs related to Y2K.

Cautionary Statement Concerning Forward-Looking Statements

   This document and the documents incorporated by reference into this Form 10-K, including "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition", contain both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements.

   The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in the Company's forward-looking statements:

  . The Company derives substantial revenues from the sale of advertising time on its basic cable networks and television stations. The sale of advertising time is affected by viewer demographics, viewer ratings and market conditions for advertising time, which tends to be cyclical. Adverse changes to any of these factors could have an adverse effect on revenues.

  . Operating results derived from the Company's motion picture and television production fluctuate depending primarily upon cost of such productions and acceptance of such productions by the public, which are difficult to predict. Motion picture and television production has experienced cycles in which increased costs of talent and other factors have resulted in higher production costs. In addition, the commercial success of the Company's motion picture and television productions also depends upon the quality and acceptance of other competing productions, and the availability of alternative forms of entertainment and leisure time activities.

  . The Company's operating results also fluctuate due to the timing and availability of theatrical and home video releases, as well as a result of the recording of license fees for television exhibition of motion pictures and for syndication and basic cable exhibition of television programming in the period that the products are available for such exhibition.

  . The Company's basic cable networks and pay television networks are dependent on affiliation agreements with cable and direct broadcast satellite distributors on acceptable terms. The loss of carriage on such distributors, or continued carriage on less favorable terms, could adversely affect, with respect to basic cable networks, revenues from subscriber fees and the ability to sell advertising time, and with respect to pay television networks, subscriber fee revenues.

  . Many of the Company's businesses are seasonal. More specifically, the home video business and consumer publishing business are subject to increased periods of demand coinciding with summer and winter holidays, while a substantial majority of the theme parks operating income is generated from May through September. In addition, the home video and theme parks businesses' revenues are influenced by weather.

  . Changes in Federal Communications Laws and Regulations could, directly or indirectly, adversely affect the operations and ownership of the Company's properties.

  . The Company has contingent liabilities related to discontinued operations, including environmental liabilities and pending litigation. While there can be no assurance in this regard, the pending or potential litigation, environmental and other liabilities should not have a material adverse effect on the Company.

  . The Company may be adversely affected by changes in technology and its effect on competition in the Company's markets.

  . If the merger of the Company and CBS is completed as anticipated, the Company's and CBS' businesses may not be integrated successfully and/or the combined company's new corporate governance structure may not be a successful model for managing the combined company.

  . The split-off of Blockbuster from the Company may not occur, which may hinder the operation of the Company's different businesses. For example, the Company believes that the operation of Blockbuster under the same corporate parent as Paramount results in a perceived conflict of interest between Blockbuster and Paramount by the movie studio competitors of Paramount.

  . Other economic, business, competitive and/or regulatory factors affecting the Company's businesses generally.

   These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. The Company cannot assure you that projected results or events will be achieved. You should review carefully all information, including the financial statements and the notes to the financial statements, included or incorporated by reference into this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

   Response to this item is included in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk."

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Viacom Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of shareholders' equity and comprehensive income present fairly, in all material respects, the financial position of Viacom Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

New York, New York
February 10, 2000, except for the second and third paragraphs of Note 2, which are as of March 21, 2000

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

                                                       VIACOM INC.

                                          By: /s/ Sumner M. Redstone
                                            -----------------------------------
                                                Sumner M. Redstone
                                        Chairman of the Board of Directors,
                                              Chief Executive Officer

                                          By: /s/ George S. Smith, Jr.
                                            -----------------------------------
                                               George S. Smith, Jr.
                                              Senior Vice President,
                                              Chief Financial Officer

                                          By: /s/ Susan C. Gordon
                                            -----------------------------------
                                                 Susan C. Gordon
                                           Vice President, Controller,
                                            Chief Accounting Officer

                          VIACOM INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In millions, except per share amounts)

                                                 Year Ended December 31,
                                              --------------------------------
                                                1999        1998       1997
                                              ---------   ---------  ---------
Revenues....................................  $12,858.8   $12,096.1  $10,684.9
Expenses:
 Operating..................................    8,337.9     8,506.3    7,476.3
 Selling, general and administrative........    2,358.6     2,060.9    1,750.6
 Restructuring charge (Note 4)..............       70.3          --         --
 Depreciation and amortization..............      844.7       777.3      772.6
                                              ---------   ---------  ---------
  Total expenses............................   11,611.5    11,344.5    9,999.5
                                              ---------   ---------  ---------
Operating income............................    1,247.3       751.6      685.4

Interest expense............................     (448.9)     (622.4)    (772.9)
Interest income.............................       27.7        23.4       22.0
Other items, net (Note 18)..................       17.8       (15.3)   1,244.0
                                              ---------   ---------  ---------
Earnings from continuing operations before
 income taxes...............................      843.9       137.3    1,178.5

Provision for income taxes..................     (411.4)     (138.7)    (646.4)
Equity in loss of affiliated companies, net
 of tax (Note 9)............................      (60.7)      (41.4)    (163.3)
Minority interest...........................        (.1)        (.7)       4.7
                                              ---------   ---------  ---------
Earnings (loss) from continuing operations..      371.7       (43.5)     373.5
Discontinued operations (Note 5):
 Earnings (loss), net of tax................         --       (54.1)      14.9
 Net gain on dispositions, net of tax.......         --        49.9      405.2
                                              ---------   ---------  ---------
Net earnings (loss) before extraordinary
 loss.......................................      371.7       (47.7)     793.6
Extraordinary loss, net of tax (Note 19)....      (37.7)      (74.7)        --
                                              ---------   ---------  ---------
Net earnings (loss).........................      334.0      (122.4)     793.6
Cumulative convertible preferred stock
 dividend requirement.......................        (.4)      (57.2)     (60.0)
(Premium) discount on repurchase of
 preferred stock (Note 12)..................      (12.0)       30.0        --
                                              ---------   ---------  ---------
Net earnings (loss) attributable to common
 stock......................................  $   321.6   $  (149.6) $   733.6
                                              =========   =========  =========

Basic earnings per common share:
 Earnings (loss) from continuing
  operations................................  $     .52   $    (.10) $     .44
 Net earnings (loss)........................  $     .46   $    (.21) $    1.04
Diluted earnings per common share:
 Earnings (loss) from continuing
  operations................................  $     .51   $    (.10) $     .44
 Net earnings (loss)........................  $     .45   $    (.21) $    1.04
Weighted average number of common shares:
 Basic......................................      695.2       708.7      705.8
 Diluted....................................      709.5       708.7      708.5

                See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)

                                                           At December 31,
                                                         ---------------------
                                                            1999       1998
                                                         ----------  ---------
                        ASSETS
Current Assets:
 Cash and cash equivalents.............................  $    680.8  $   767.3
 Receivables, less allowances of $109.5 (1999) and
  $98.7 (1998).........................................     1,697.4    1,759.1
 Inventory (Note 8)....................................     1,959.5    1,805.5
 Other current assets..................................       860.7      732.6
                                                         ----------  ---------
 Total current assets..................................     5,198.4    5,064.5
                                                         ----------  ---------

Property and Equipment:
 Land..................................................       450.3      458.5
 Buildings.............................................       660.1      623.0
 Capital leases........................................       881.9      671.7
 Leasehold improvements................................     1,134.0    1,019.5
 Equipment and other...................................     2,129.6    1,764.3
                                                         ----------  ---------
                                                            5,255.9    4,537.0
 Less accumulated depreciation and amortization........     1,830.6    1,457.5
                                                         ----------  ---------
 Net property and equipment............................     3,425.3    3,079.5
                                                         ----------  ---------
Inventory (Note 8).....................................     2,829.5    2,470.8

Intangibles, at amortized cost.........................    11,478.9   11,557.3

Other assets...........................................     1,554.3    1,441.0
                                                         ----------  ---------
                                                         $ 24,486.4  $23,613.1
                                                         ==========  =========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable......................................  $    544.4  $   499.2
 Accrued expenses......................................     1,431.2    2,125.8
 Deferred income.......................................       371.4      286.5
 Accrued compensation..................................       473.3      410.3
 Participants' share, residuals and royalties payable..     1,087.2    1,227.5
 Program rights........................................       196.9      179.6
 Income taxes payable..................................         1.0      526.5
 Current portion of long-term debt.....................       294.3      377.2
                                                         ----------  ---------
 Total current liabilities.............................     4,399.7    5,632.6
                                                         ----------  ---------
Long-term debt (Note 10)...............................     5,697.7    3,813.4
Other liabilities......................................     2,010.5    2,046.3

Commitments and contingencies (Note 15)

Minority interest......................................     1,246.5       71.2

Shareholders' Equity:
 Convertible Preferred Stock, par value $.01 per share;
  200.0 shares
  authorized; and 12.0 (1998) shares issued and
  outstanding..........................................          --      600.0
 Class A Common Stock, par value $.01 per share; 500.0
  shares
  authorized; 139.7 (1999) and 141.6 (1998) shares
  issued...............................................         1.4        1.4
 Class B Common Stock, par value $.01 per share;
  3,000.0 shares
  authorized; 606.6 (1999) and 591.9 (1998) shares
  issued...............................................         6.1        5.9
 Additional paid-in capital............................    10,338.5   10,574.7
 Retained earnings.....................................     2,247.9    1,932.9
 Accumulated other comprehensive loss (Note 1).........       (30.2)     (67.1)
                                                         ----------  ---------
                                                           12,563.7   13,047.8
                                                         ----------  ---------
 Less treasury stock, at cost; 1.4 (1999 and 1998)
  Class A shares and
  47.1 (1999) and 37.1 (1998) Class B shares...........     1,431.7      998.2
                                                         ----------  ---------
 Total shareholders' equity............................    11,132.0   12,049.6
                                                         ----------  ---------
                                                         $ 24,486.4  $23,613.1
                                                         ==========  =========

                See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                  Year Ended December 31,
                                                ------------------------------
                                                  1999      1998       1997
                                                --------  ---------  ---------
Operating Activities:
 Net earnings (loss)........................... $  334.0  $  (122.4) $   793.6
 Adjustments to reconcile net earnings (loss)
  to net cash flow
  from operating activities:
 Net gain on dispositions......................    (29.8)     (49.9)  (1,761.3)
 Depreciation and amortization.................    844.7      777.3      943.3
 Restructuring charge..........................     70.3         --         --
 Distribution from affiliated companies........     26.4       17.9       62.2
 Gain on the sale of cost investments..........     (3.9)    (118.9)        --
 Loss on redemption of debt....................     37.7      126.6         --
 Equity in loss of affiliated companies........     60.7       41.4      163.3
 Amortization of deferred financing costs......     15.4       16.1       33.6
Change in operating assets and liabilities:
 Decrease (increase) in receivables............     61.7      135.6     (251.3)
 Decrease (increase) in inventory and related
  programming liabilities, net.................   (603.4)     367.1       79.7
 Decrease (increase) in prepublication costs,
  net..........................................       --       13.8      (21.4)
 Increase in prepaid expenses and other current
  assets.......................................    (49.4)    (119.7)     (83.5)
 Decrease (increase) in unbilled receivables...   (120.7)     105.0      (53.3)
 Increase (decrease) in accounts payable and
  accrued expenses.............................    (19.7)     192.6       (7.6)
 Increase (decrease) in income taxes payable
  and deferred income taxes, net...............   (344.5)    (563.9)     455.6
 Increase (decrease) in deferred income........     57.0        7.4      (93.1)
 Other, net....................................    (42.4)      38.1       80.2
                                                --------  ---------  ---------
Net cash flow provided by (used for) operating
 activities....................................    294.1      864.1      340.0
                                                --------  ---------  ---------
Investing activities:
 Capital expenditures..........................   (706.2)    (603.5)    (530.3)
 Acquisitions, net of cash acquired............   (312.4)    (126.4)    (355.1)
 Investments in and advances to affiliated
  companies....................................   (161.6)    (100.3)    (300.4)
 Proceeds from sale of short-term investments..    406.3      101.4      139.8
 Purchases of short-term investments...........   (416.2)    (151.6)     (81.3)
 Proceeds from dispositions....................    114.3    4,950.1    3,014.9
 Proceeds from sale of cost investments........      4.0      167.3         --
 Other, net....................................    (35.8)     (18.6)      18.2
                                                --------  ---------  ---------
Net cash flow provided by (used for) investing
 activities.................................... (1,107.6)   4,218.4    1,905.8
                                                --------  ---------  ---------
Financing activities:
 Borrowings (repayments) of credit agreements,
  net..........................................  2,184.8   (2,383.0)  (2,092.3)
 Repayment of notes and debentures............. (1,075.3)    (869.3)        --
 Purchase of treasury stock and warrants.......   (478.8)    (809.6)      (9.8)
 Repurchase of Preferred Stock.................   (611.9)    (564.0)        --
 Payment on capital lease obligations..........   (106.5)    (110.7)     (66.2)
 Net proceeds from issuance of subsidiary
  stock........................................    430.7         --         --
 Payment of Preferred Stock dividends..........     (7.8)     (64.8)     (60.0)
 Proceeds from exercise of stock options and
  warrants.....................................    390.8      182.8       69.6
 Other, net....................................      1.0       11.1       (3.8)
                                                --------  ---------  ---------
Net cash flow provided by (used for) financing
 activities....................................    727.0   (4,607.5)  (2,162.5)
                                                --------  ---------  ---------
 Net increase (decrease) in cash and cash
  equivalents..................................    (86.5)     475.0       83.3
 Cash and cash equivalents at beginning of
  year.........................................    767.3      292.3      209.0
                                                --------  ---------  ---------
Cash and cash equivalents at end of year....... $  680.8  $   767.3  $   292.3
                                                ========  =========  =========

                See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                                 (In millions)

                                       Year ended December 31,
                          ------------------------------------------------------
                                1999               1998               1997
                          -----------------  -----------------  ----------------
                          Shares   Amount    Shares   Amount    Shares  Amount
                          ------  ---------  ------  ---------  ------ ---------
Convertible Preferred
 Stock:
Balance, beginning of
 year...................   12.0   $   600.0   24.0   $ 1,200.0   24.0  $ 1,200.0
Repurchase of Preferred
 Stock..................   12.0       600.0   12.0       600.0     --         --
                          -----   ---------  -----   ---------  -----  ---------
Balance, end of year....     --   $      --   12.0   $   600.0   24.0  $ 1,200.0
                          =====   =========  =====   =========  =====  =========
Class A Common Stock:
Balance, beginning of
 year...................  141.6   $     1.4  140.7   $     1.4  140.2  $     1.4
Exercise of stock
 options and warrants...     --          --     .9          --     .5         --
Conversion of A shares
 into B shares..........   (1.9)         --     --          --     --         --
                          -----   ---------  -----   ---------  -----  ---------
Balance, end of year....  139.7   $     1.4  141.6   $     1.4  140.7  $     1.4
                          =====   =========  =====   =========  =====  =========
Class B Common Stock:
Balance, beginning of
 year...................  591.9   $     5.9  581.1   $     5.8  576.4  $     5.8
Exercise of stock
 options and warrants...   12.8          .2   10.8          .1    4.7         --
Conversion of A shares
 into B shares..........    1.9          --     --          --     --         --
                          -----   ---------  -----   ---------  -----  ---------
Balance, end of year....  606.6   $     6.1  591.9   $     5.9  581.1  $     5.8
                          =====   =========  =====   =========  =====  =========
Additional Paid-In
 Capital:
Balance, beginning of
 year...................          $10,574.7          $10,329.5         $10,238.5
Exercise of stock
 options and warrants,
 net of tax benefit.....              443.5              280.1              94.9
Loss on Blockbuster
 Offering...............             (662.1)               --                --
Warrants repurchased....              (17.6)             (34.9)             (3.9)
                                  ---------          ---------         ---------
Balance, end of year....          $10,338.5          $10,574.7         $10,329.5
                                  =========          =========         =========
Retained Earnings:
Balance, beginning of
 year...................          $ 1,932.9          $ 2,089.0         $ 1,358.6
Net earnings (loss).....              334.0             (122.4)            793.6
Preferred Stock dividend
 requirement............                (.4)             (57.2)            (60.0)
Discount (premium) on
 repurchase of Preferred
 Stock..................              (12.0)              30.0                --
Comprehensive income
 reclassification.......                 --                --               (3.2)
Exercise of stock
 options................               (6.6)              (6.5)               --
                                  ---------          ---------         ---------
Balance, end of year....          $ 2,247.9          $ 1,932.9         $ 2,089.0
                                  =========          =========         =========
Accumulated Other
 Comprehensive Income
 (Loss):
Balance, beginning of
 year...................          $   (67.1)         $   (12.6)        $     5.9
Other comprehensive
 income (loss)..........               36.9              (54.5)            (18.5)
                                  ---------          ---------         ---------
Balance, end of year....          $   (30.2)         $   (67.1)        $   (12.6)
                                  =========          =========         =========
Treasury Stock, at cost:
Balance, beginning of
 year...................   38.5   $  (998.2)  13.0   $  (229.5)  12.5  $  (223.6)
Common Stock
 repurchased............   10.6      (448.8)  26.2      (787.0)    .5       (5.9)
Exercise of stock
 options (Class B)......    (.6)       15.3    (.7)       18.3     --         --
                          -----   ---------  -----   ---------  -----  ---------
Balance, end of year....   48.5   $(1,431.7)  38.5   $  (998.2)  13.0  $  (229.5)
                          =====   =========  =====   =========  =====  =========
Total Shareholders'
 Equity.................          $11,132.0          $12,049.6         $13,383.6
                                  =========          =========         =========
Comprehensive Income
 (Loss):
Net earnings (loss).....          $   334.0          $  (122.4)        $   793.6
                                  ---------          ---------         ---------
Other Comprehensive
 Income (Loss):
Unrealized gain on
 securities.............               15.8               85.2              29.9
Reclassification
 adjustment for gains
 included in net
 earnings...............               (2.3)            (118.9)               --
Cumulative translation
 adjustments............               21.2              (19.0)            (50.4)
Minimum pension
 liability adjustment...                2.2               (1.8)              2.0
                                  ---------          ---------         ---------
Total Other
 Comprehensive Income
 (Loss).................               36.9              (54.5)            (18.5)
                                  ---------          ---------         ---------
Total Comprehensive
 Income (Loss)..........          $   370.9          $  (176.9)        $   775.1
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

                         VIACOM INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Tabular dollars in millions, except per share amounts)

1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation--Viacom Inc. and its subsidiaries (the "Company") is a diversified entertainment company with operations in the six segments described below. These operating segments have been determined in accordance with the Company's internal management structure, which is organized based on products and services. In accordance with Statement of Financial Accounting Standards ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information," certain similar operating segments have been aggregated. See Note 16 regarding the relative contribution to revenues and operating results from each of the following operating segments:

Networks

   MTV Networks owns and operates advertiser-supported basic cable television program services, and Showtime Networks Inc. owns and operates premium subscription cable television program services.

Entertainment

   Paramount Pictures: 1) produces, acquires, finances and distributes feature motion pictures, normally for exhibition in U.S. and foreign theaters followed by videocassettes, discs and DVDs, pay-per-view television, premium subscription television, network television, basic cable television and syndicated television exploitation; 2) produces, acquires and distributes series, mini-series, specials and made-for-television movies initially for network television, first-run syndication, pay television, and basic cable television and subsequently for syndication; 3) operates movie theaters; 4) acquires and exploits a library of music copyrights to various musical works, including songs, scores and cues; and 5) owns and operates 17 television stations and programs 2 stations pursuant to local marketing agreements.

Video

   Blockbuster Video operates and franchises in the home video, DVD and video game rental and retailing business throughout the United States and internationally. Blockbuster's new technologies business consists of blockbuster.com.

Parks

   Paramount Parks owns and operates five regional theme parks and a themed attraction in the United States and Canada.

Publishing

   Simon & Schuster publishes and distributes consumer hardcover books, trade paperbacks, mass-market paperbacks, children's books, audiobooks, electronic books and CD-ROM products in the United States and internationally.

Online

   Viacom interactive online services provides online music and children's destinations featuring entertainment, information, community tools and e-commerce.

   Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could subsequently differ from those estimates.

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

   Cash and Cash Equivalents--Cash and cash equivalents consist of cash on hand and short-term (three months or less) highly liquid investments.

   Inventories--Inventories related to theatrical and television product (which includes direct production costs, production overhead, acquisition costs, prints and certain exploitation costs) are stated at the lower of amortized cost or net realizable value. Inventories are amortized, and liabilities for residuals and participation are accrued, for an individual product based on the proportion that current revenues bear to the estimated remaining total lifetime revenues. Estimates for initial domestic syndication and basic cable revenues are not included in the estimated lifetime revenues of network series until such sales are probable. Estimates of total lifetime revenues and expenses are periodically reviewed. The costs of feature and television films are classified as current assets to the extent such costs are expected to be recovered through their respective primary markets, with the remainder classified as non-current. A portion of the cost to acquire Paramount Communications was allocated to theatrical and television inventories based upon estimated revenues from certain films less related costs of distribution and a reasonable profit allowance for the selling effort. The cost allocated to films is being amortized over their estimated economic lives not to exceed 20 years.

   The Company estimates that approximately 66% of unamortized film costs (including amounts allocated under purchase accounting) at December 31, 1999 will be amortized within the next three years.

   Inventories related to base stock videocassettes (generally less than five copies per title for each store) are recorded at cost and a portion of these costs are amortized on an accelerated basis over three months, generally to $8 per unit, with the remaining base stock videocassette costs amortized on a straight-line basis over 33 months to an estimated $4 salvage value. The cost of non-base stock videocassettes (generally greater than four copies per title for each store) is amortized on an accelerated basis over three months to an estimated $4 salvage value. Video games are amortized on an accelerated basis over a 12 month period to an estimated $10 salvage value (See Note 6).

   Program Rights--The Company acquires rights to programming and produces programming to exhibit on its broadcast stations or cable networks. The costs incurred in acquiring and producing programs are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable, and the program is accepted and available for airing.

   Property and Equipment--Property and equipment is stated at cost. Depreciation is computed principally by the straight-line method over estimated useful lives as follows:

      Buildings (including capital leases)....................... 20 to 40 years
      Leasehold improvements.....................................  4 to 15 years
      Equipment and other (including capital leases).............  3 to 20 years

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


   Depreciation expense, including capitalized lease amortization, was $496.8 million (1999), $441.8 million (1998) and $447.2 million (1997). Amortization expense related to capital leases was $80.1 million (1999), $62.6 million
(1998) and $58.4 million (1997). Accumulated amortization of capital leases was $295.5 million at December 31, 1999 and $272.7 million at December 31, 1998.

   Impairment of Long-Lived Assets--The Company assesses long-lived assets and certain identifiable intangibles for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to their net carrying value. The amount of impairment loss if any, will generally be measured by the difference between the net book value of the assets and the estimated fair value of the related assets. No material impairment losses have been identified by the Company.

   Intangible Assets--Intangible assets, which primarily consist of the cost of acquired businesses in excess of the fair value of tangible assets and liabilities acquired ("goodwill"), are generally amortized by the straight-line method over estimated useful lives of up to 40 years. The Company evaluates the amortization period of intangibles on an ongoing basis in light of changes in any business conditions, events or circumstances that may indicate the potential impairment of intangible assets. Accumulated amortization of intangible assets was $1.9 billion at December 31, 1999 and $1.6 billion at December 31, 1998.

   Revenue Recognition--Subscriber fees for Networks are recognized in the period the service is provided. Advertising revenues for Networks are recognized in the period during which the spots are aired. Video segment revenues are recognized at the time of rental or sale. The Publishing segment recognizes revenue when merchandise is shipped. Online advertising revenue is recognized ratably during the period in which the advertising is displayed and obligations are satisfied.

   Theatrical revenues from domestic and foreign markets are recognized as films are exhibited; revenues from the sale of videocassettes, discs and DVDs are recognized upon availability of sale to the public; and revenues from all television sources are recognized upon availability of the film for telecast. On average, the length of the initial revenue cycle for feature films approximates four to seven years.

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

   Interest--Costs associated with the refinancing or issuance of debt, as well as with debt discount, are expensed as interest over the term of the related debt. The Company may enter into interest rate exchange agreements; the amount to be paid or received under such agreements would be accrued as interest rates change and recognized over the life of the agreements as an adjustment to interest expense. Amounts paid for purchased interest rate cap agreements would be amortized as interest expense over the term of the agreement.

   Foreign Currency Translation and Transactions--The Company's foreign subsidiaries' assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The resulting translation gains or losses are included as a separate component of shareholders' equity in accumulated other comprehensive income. Foreign currency transaction gains and losses have been included in "Other items, net".

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


   Subsidiary Stock Transactions--Gains or losses arising from issuances by a subsidiary of its own stock in a public offering are recorded within shareholders' equity.

   Provision for Doubtful Accounts--The provision for doubtful accounts charged to expense was $33.5 million (1999), $29.5 million (1998) and $83.1 million (1997).

   Net Earnings (Loss) per Common Share--Basic earnings per share is based upon the net earnings applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in the periods in which such effect would have been dilutive.

   For each of the full years presented, the effect of the assumed conversion of preferred stock is antidilutive and therefore, not reflected in diluted net earnings per common share. For the year ended December 31, 1998, the incremental shares attributable to the assumed exercise of stock options had an antidilutive effect, and are therefore excluded from the diluted earnings per share computation. The numerator used in the calculation of both basic and diluted EPS for each respective year reflects earnings (loss) from continuing operations less preferred stock dividends of $.4 million for 1999, $57.2 million for 1998 and $60 million for 1997 plus the (premium) discount on preferred stock of ($12 million) for 1999 and $30 million for 1998, respectively. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS:

                                                               1999  1998  1997
                                                               ----- ----- -----
   Weighted average shares for basic EPS.....................  695.2 708.7 705.8
   Plus incremental shares for stock options.................   14.3   --    2.7
                                                               ----- ----- -----
   Weighted average shares for diluted EPS...................  709.5 708.7 708.5
                                                               ===== ===== =====

   Comprehensive Income (Loss)--The components of accumulated other comprehensive income (loss) were as follows:

                                                         Minimum    Accumulated
                               Unrealized   Cumulative   Pension       Other
                               Gain (Loss)  Translation Liability  Comprehensive
                              on Securities Adjustments Adjustment Income (Loss)
                              ------------- ----------- ---------- -------------
At December 31, 1996.........     $ 5.0       $ 11.3      $(10.4)     $  5.9
  Current period change......      29.9        (50.4)        2.0       (18.5)
                                  -----       ------      ------      ------
At December 31, 1997.........      34.9        (39.1)       (8.4)      (12.6)
  Current period change......     (33.7)       (19.0)       (1.8)      (54.5)
                                  -----       ------      ------      ------
At December 31, 1998.........       1.2        (58.1)      (10.2)      (67.1)
  Current period change......      13.5         21.2         2.2        36.9
                                  -----       ------      ------      ------
At December 31, 1999.........     $14.7       $(36.9)     $ (8.0)     $(30.2)
                                  =====       ======      ======      ======

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

   Reclassifications--Certain amounts reported for prior years have been reclassified to conform with the current year's presentation.

   Recent Pronouncements--In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective for fiscal years beginning after June 15, 2000. The Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a material effect on its financial statements.

   In October 1998, the FASB released an exposure draft of the proposed statement on "Rescission of FASB Statement No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films," ("SFAS 53"). An entity that previously was subject to the requirements of SFAS 53 would follow the guidance in a proposed Statement of Position, "Accounting by Producers and Distributors of Films." This proposed Statement of Position would be effective for financial statements for fiscal years beginning after December 15, 2000 and could have a significant impact on the Company's results of operations and financial position depending on its final outcome.

2) PENDING TRANSACTIONS AND SUBSEQUENT EVENTS

   On September 7, 1999, the Company and CBS Corporation ("CBS") announced that the companies had signed a definitive agreement to merge. On December 29, 1999, the shareholders of both companies approved this transaction. The Company and CBS have agreed that CBS will merge with the Company upon the terms and conditions set forth in the merger agreement, as amended and restated. At the time of the merger, the Company will issue 1.085 shares of its Class B Common Stock for each share of CBS common stock and 1.085 shares of its Series C Preferred Stock for each share of CBS Series B preferred stock. Although the waiting period prescribed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has expired, the merger is under continuing review by the U.S. Department of Justice and is further subject to regulatory approval by the Federal Communications Commission. The Company expects the merger to be completed in April of 2000. The Company's consolidated results of operations will incorporate CBS activity upon the acquisition date.

   On March 20, 2000, BHC Communications, Inc. ("BHC"), a corporate subsidiary of Chris Craft Industries, Inc., agreed to sell to the Company its remaining 50% interest in United Paramount Network ("UPN") for $5 million. The transaction is expected to close on March 31, 2000.

   On February 16, 2000, the Company initiated a share repurchase program to acquire up to $1.0 billion in the Company's common stock. For the year to date period ended March 21, 2000, the Company repurchased 10,000 shares of its Class A Common Stock and 11,570,900 shares of its Class B Common Stock for $634.6 million in the aggregate.

3) BLOCKBUSTER INITIAL PUBLIC OFFERING

   On August 10, 1999, Blockbuster sold to the public 31 million shares of its Class A common stock at $15 per share. The shares are traded on the New York Stock Exchange. The Company, through its ownership of all of the 144 million shares of Blockbuster Class B common stock outstanding, retained approximately 82% of the total equity value in, and approximately 96% of the combined voting power of, Blockbuster. Proceeds from the offering aggregated $442.9 million, net of underwriting discounts and commissions and before payment of offering expenses, and were used by Blockbuster to repay outstanding indebtedness under a $1.9 billion term and revolving credit agreement. The Company recorded a reduction to equity of approximately $662 million as a result of the issuance of subsidiary stock.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


   In December 1999, a registration statement on Form S-4 was filed with the Securities and Exchange Commission relating to a split-off of Blockbuster pursuant to an offering by the Company to exchange all of its shares of Blockbuster for shares of the Company's common stock. The Company has announced that, subject to the approval of the Company's Board of Directors, which will be based on an assessment of market conditions, and the receipt of a supplemental private letter ruling from the Internal Revenue Service reflecting the anticipated merger between the Company and CBS, it intends to split-off Blockbuster by offering to exchange all of its shares of Blockbuster for shares of the Company's common stock. In particular, the Company has said that it does not intend to commence the offer unless the Blockbuster Class A common stock improves to a price range exceeding $20 per share. The split-off is intended to establish Blockbuster as a stand-alone entity with objectives separate from those of the Company's other businesses. The Company has no obligation to effect the split-off either before or after the merger. The Company cannot give any assurance as to whether or not or when the split-off will occur or as to the terms of the split-off if it does occur, or whether or not the split-off, if it does occur, will be tax-free. The aggregate market value of the shares of Blockbuster common stock based on the March 20, 2000 closing price of $10.9375 per share of Blockbuster common stock was approximately $1.9 billion. The net book value of Viacom's investment in Blockbuster at December 31, 1999 was approximately $5.1 billion. If the Company determines to engage in the split-off, any difference between the fair market value and net book value at the time of the split-off will be recognized as a gain or loss for accounting purposes. Based on the March 20, 2000 closing stock price of Blockbuster, a split-off would have resulted in a pre-tax loss on discontinued operations of approximately $3.5 billion. The actual amount of the gain or loss will depend upon the fair market value and net book value of Blockbuster at the time of the split-off as well as the exchange ratio used in the split-off.

4) SPELLING TRANSACTION AND RESTRUCTURING CHARGE

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

   In connection with the integration of the operations of Spelling into Paramount Television, the Company recorded a charge of approximately $81.1 million, of which $70.3 million was recorded as a restructuring charge and $10.8 million was recorded as part of depreciation expense in the third quarter of 1999. Included in the restructuring charge are severance and employee related costs of $48.1 million, lease termination and other occupancy costs of $17.7 million and other exit costs of $4.5 million. Severance and other employee related costs represent the costs to terminate approximately 250 employees engaged in legal, sales, marketing, finance, information systems, technical support and human resources for Spelling. Lease termination and other occupancy costs principally represent the expenses associated with vacating existing lease obligations in New York and Los Angeles. The depreciation expense of approximately $10.8 million was associated with the fixed asset write-offs for software, leasehold improvements and equipment located at these premises. As of December 31, 1999, the Company paid and charged approximately $11.0 million against the severance liability, $3.7 million against lease termination and other occupancy costs, and $.6 million against the other exit costs. The Company expects to complete the exit activities by the end of the year 2000.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

5) DISCONTINUED OPERATIONS

   In accordance with Accounting Principles Board ("APB") Opinion 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Company presented the following lines of business as discontinued operations: its educational, professional and reference publishing businesses ("Non-Consumer Publishing"), its music retail stores, interactive game businesses and Viacom Radio Stations.

   On November 27, 1998, the Company completed the sale of Non-Consumer Publishing for $4.6 billion in cash. Viacom retained its consumer publishing operations, including the Simon & Schuster name. As a result of the sale, the Company recorded a net gain on the transaction of $65.5 million.

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

   On July 2, 1997, the Company completed the sale of Viacom Radio Stations to Chancellor Media Corp. for $1.1 billion in cash. As a result of the sale, the Company realized a gain on disposition of $416.4 million, net of tax, in the third quarter of 1997.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


   Summarized financial data of discontinued operations are as follows:

Results of discontinued operations:      Non-Consumer
                                          Publishing   Music   Radio    Total
                                         ------------ -------  ------  --------
For the Year ended December 31,
 1998(1)(2)
  Revenues.............................    $1,718.0   $ 293.5     --   $2,011.5
  Loss from operations before income
   taxes...............................       (15.2)    (20.9)    --      (36.1)
  Benefit (provision) for income
   taxes...............................       (26.0)      8.0     --      (18.0)
  Net loss.............................       (41.2)    (12.9)    --      (54.1)
For the Year ended December 31, 1997(3)
  Revenues.............................    $1,915.5   $ 605.7  $ 57.1  $2,578.3
  Earnings (loss) from operations
   before income taxes.................       144.5    (100.3)   24.5      68.7
  Benefit (provision) for income
   taxes...............................       (80.8)     37.6   (10.6)    (53.8)
  Net earnings (loss)..................        63.7     (62.7)   13.9      14.9

---------------------
(1) Results of operations reflect Non-Consumer Publishing for the period January 1 through November 26, 1998.
(2) Results of operations reflect the music retail stores for the period January 1 through August 10, 1998.
(3) Results of operations include Radio for the six months ended June 30, 1997.

   The provision for income taxes of $18.0 million for 1998 and $53.8 million for 1997 represent effective tax rates of (49.9%) and 78.3%, respectively. The differences between the effective tax rates and the statutory federal tax rate of 35% principally relate to certain non-deductible expenses, the allocation of non-deductible goodwill amortization, state and local taxes.

                                                    Year ended December 31,
                                                    -------------------------
                                                        1998         1997
                                                    ------------  -----------
   Net gain on dispositions, net of tax:
   Loss on sale of Music........................... $     (138.5) $       --
   Gain on sale of Non-Consumer Publishing.........         65.5          --
   Gain on sale of Viacom Radio....................          --         416.4
   Additional reserves for Virgin's operating
    losses.........................................        (20.3)       (32.0)
   Tax benefit for the sale of Virgin..............        134.0           --
   Reversal of excess cable split-off reserves.....          9.2         20.8
                                                    ------------  -----------
   Net gain on dispositions, net of tax............ $       49.9  $     405.2
                                                    ============  ===========

   Basic and diluted earnings (loss) per share for discontinued operations was $(.01) and $.60 for 1998 and 1997, respectively.

6) CHANGE IN ACCOUNTING METHOD AND OTHER CHARGES

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

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

shorter period of time, Blockbuster has changed its method of amortizing rental inventory in order to more closely match expenses in proportion with the anticipated revenues to be generated therefrom.

   Pursuant to the new accounting method, the Company records base stock videocassettes (generally less than five copies per title for each store) at cost and amortizes a portion of these costs on an accelerated basis over three months, generally to $8 per unit, with the remaining base stock videocassette costs amortized on a straight-line basis over 33 months to an estimated $4 salvage value. The cost of non-base stock videocassettes (generally greater than four copies per title for each store) is amortized on an accelerated basis over three months to an estimated $4 salvage value. Video games are amortized on an accelerated basis over a 12-month period to an estimated $10 salvage value. Revenue sharing payments are expensed when revenues are earned pursuant to the applicable contractual arrangements.

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

   During the second quarter of 1997, Blockbuster shifted its strategic emphasis from retailing a broad assortment of merchandise to focusing on its core rental business. Rationalization of the retail product lines such as sell-through video, confectionery items, literature, music and fashion merchandise allowed the Company to devote more management time and attention, as well as retail floor selling space, to its video and game rental business. In addition, as part of its effort to improve the performance of its operations, Blockbuster adopted a plan to close consistently underperforming stores primarily located in the United Kingdom and Australia and to exit the German market. As a result, Blockbuster recorded a pre-tax charge of $322.8 million which consisted of operating and general and administrative expenses of approximately $247.5 million, as well as depreciation expense attributable to the write-off of long-lived assets of $45.9 million and write-offs attributable to international joint ventures accounted for under the equity method of $29.4 million. As a result of exiting the music business, approximately $72.6 million of the charge was presented as part of discontinued operations. The remaining balance of the charge consisted principally of $100.8 million for a reduction in the carrying value of excess merchandise inventories, $69.6 million for the closing of underperforming stores principally located in international markets, and $39.3 million recognized as general and administrative expenses, primarily related to relocation costs incurred in connection with the move of the Company's employees, corporate offices and data center from Fort Lauderdale, Florida to Dallas, Texas.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


   The $69.6 million charge for the closing of underperforming stores was comprised of a $41.8 million non-cash impairment charge associated with long-lived assets and a $27.8 million charge for lease exit obligations. These amounts were recognized as depreciation expense and general and administrative expense, respectively. Through December 31, 1999, the Company paid and charged approximately $19.9 million against the lease exit obligations.

7) ACCOUNTS RECEIVABLE

   As of December 31, 1999, the Company had an aggregate of $516.7 million outstanding under revolving receivable securitization programs. Proceeds from the securitization programs were used to reduce outstanding borrowings.

8) INVENTORY

                                                               December 31,
                                                             -----------------
                                                               1999     1998
                                                             -------- --------
Theatrical and television inventory:
 Theatrical and television productions:
  Released.................................................. $1,944.3 $1,800.4
  Completed, not released...................................       .8     35.9
  In process and other......................................    411.6    321.0
 Program rights.............................................  1,434.4  1,246.2
                                                             -------- --------
                                                              3,791.1  3,403.5
  Less current portion......................................  1,531.1  1,336.8
                                                             -------- --------
                                                              2,260.0  2,066.7
                                                             -------- --------
Merchandise inventory, including sell-through
 videocassettes.............................................    338.0    381.9
Videocassette rental inventory..............................    569.5    404.1
Publishing:
 Finished goods.............................................     60.0     59.7
 Work in process............................................      6.1      6.9
 Raw materials..............................................      4.3      2.5
Other.......................................................     20.0     17.7
                                                             -------- --------
                                                                997.9    872.8
  Less current portion......................................    428.4    468.7
                                                             -------- --------
                                                                569.5    404.1
                                                             -------- --------
Total Current Inventory..................................... $1,959.5 $1,805.5
                                                             ======== ========
Total Non-Current Inventory................................. $2,829.5 $2,470.8
                                                             ======== ========

9) INVESTMENTS IN AFFILIATED COMPANIES

   The Company accounts for its investments in affiliated companies over which the Company has significant influence or ownership of more than 20% but less than or equal to 50%, under the equity method. Such investments principally include but are not limited to the Company's interest in Comedy Central (50% owned), United Paramount Network (50% owned), United Cinemas International (50% owned), Nickelodeon U.K.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

(50% owned), NOGGIN (50% owned) and Middle East Channel (33% owned). Investments in affiliates are included as a component of other assets.

   The following is a summary of combined financial information that is based on information provided by the equity investees.

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
Results of operations:
  Revenues........................................ $1,995.4  $1,898.3  $2,324.9
  Operating loss..................................   (109.4)    (73.2)   (142.5)
  Net loss........................................   (154.9)   (115.4)   (150.6)
                                                    At December 31,
                                                   ------------------
                                                     1999      1998
                                                   --------  --------
Financial position:
  Current assets.................................. $  851.9  $  740.5
  Non-current assets..............................    972.1     781.2
  Current liabilities.............................    811.3     694.9
  Non-current liabilities.........................    652.8     451.8
  Equity..........................................    359.9     375.0

   The Company, through the normal course of business, is involved in transactions with affiliated companies that have not been material in any of the periods presented.

   In 1999 and 1998, equity in loss of affiliated companies, net of tax, principally reflects the net operating loss of UPN, partially offset by the positive results of Comedy Central. In 1997, the equity loss primarily reflects the net operating loss of UPN and charges associated with international network ventures partially offset by earnings from the Company's half-interest in USA Networks which was sold on October 21, 1997.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


10) BANK FINANCING AND DEBT

   Long-term debt consists of the following:

                                                                 December 31,
                                                               -----------------
                                                                 1999     1998
                                                               -------- --------
Notes payable to banks.......................................  $3,054.2 $  868.5
5.875% Senior Notes* due 2000, net of unamortized discount
 of $.1 (1999) and $.2 (1998)................................     149.9    149.8
7.5% Senior Notes* due 2002, net of unamortized discount
 of $.9 (1999) and $1.3 (1998)...............................     249.1    248.7
6.75% Senior Notes due 2003, net of unamortized discount
 of $.1 (1999) and $.2 (1998)................................     349.9    349.8
7.75% Senior Notes due 2005, net of unamortized discount
 of $5.0 (1999) and $5.9 (1998)..............................     966.0    965.0
7.625% Senior Debentures due 2016, net of unamortized
 discount
 of $1.1 (1999) and $1.2 (1998)..............................     198.9    198.7
8.25% Senior Debentures* due 2022, net of unamortized
 discount
 of $2.5 (1999) and $2.6 (1998)..............................     247.5    247.4
7.5% Senior Debentures* due 2023, net of unamortized discount
 of $.4 (1999) and $.5 (1998)................................     149.6    149.5
10.25% Senior Subordinated Notes* due 2001...................      35.3     36.3
8.0% Merger Debentures due 2006, net of unamortized
 discount of $44.1 (1998)....................................       --     475.2
Other Notes..................................................       --        .3
Obligations under capital leases.............................     591.6    501.4
                                                               -------- --------
                                                                5,992.0  4,190.6
Less current portion.........................................     294.3    377.2
                                                               -------- --------
                                                               $5,697.7 $3,813.4
                                                               ======== ========

---------------------
*  Issues of Viacom International Inc. guaranteed by the Company.

   The Viacom Credit Agreements, as amended, are comprised of (i) a $3.7 billion senior unsecured reducing revolver maturing July 1, 2002 and a $571 million term loan maturing April 1, 2002 (the "Viacom Agreement") and (ii) a $100 million term loan for Viacom International Inc. maturing July 1, 2002 (the "Viacom International Agreement"). Of these amounts, $1.8 billion and $846.2 million were outstanding as of December 31, 1999 and 1998, respectively.

   The following is a summary description of the Viacom Credit Agreements, as amended. The description does not purport to be complete and should be read in conjunction with each of the credit agreements, which have been filed as exhibits and are incorporated by reference herein.

     The Company guarantees the Viacom International Agreement and notes and debentures issued by Viacom International Inc. Viacom International Inc. guarantees the Viacom Agreement and notes and debentures issued by the Company.

     The Company may prepay the loans and reduce commitments under the Viacom Credit Agreements in whole or in part at any time.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


     The Viacom Credit Agreements contain certain covenants which, among other things, require that the Company maintain certain financial ratios and impose on the Company and its subsidiaries certain limitations on substantial asset sales and mergers with any other company in which the Company is not the surviving entity.

     The Viacom Credit Agreements contain certain customary events of default and provide that it is an event of default if NAI fails to own at least 51% of the outstanding voting stock of the Company.

   During 1999, the Company amended the Viacom Credit Agreements to, among other things, provide for the Blockbuster Credit Agreement and to allow for a potential split-off of Blockbuster.

   On May 6, 1999, the 364-day film financing credit agreement guaranteed by Viacom International Inc. and the Company was paid in full, and on May 7, 1999 this credit agreement terminated.

   The Company used proceeds received from Blockbuster as described below to permanently reduce its commitments under the Viacom Credit Agreements by $1.139 billion.

   The interest rate on all loans made under the Viacom Credit Agreements is based on Citibank, N.A.'s base rate or a spread over the London Interbank Offered Rate ("LIBOR"). The spread over such rate is based on the Company's credit rating. At December 31, 1999, LIBOR (upon which the Company's borrowing rate was based) for borrowing periods of one month and two months were 5.8% and 5.9%, respectively. At December 31, 1998, LIBOR for borrowing periods of one month and two months were each 5.09%.

   Certain proceeds from the disposition of Non-Consumer Publishing in November of 1998 were used to reduce borrowings under the Viacom Credit Agreements.

   The Company is required to pay a commitment fee based on the aggregate daily unborrowed portion of the loan commitments. As of December 31, 1999, the Company had $2.5 billion of available unborrowed loan commitments. The Viacom Credit Agreements do not require compensating balances.

Blockbuster Credit Agreement

   On June 21, 1999, Blockbuster entered into a $1.9 billion unsecured credit agreement (the "Blockbuster Credit Agreement") with a syndicate of banks. The Blockbuster Credit Agreement is comprised of a $700 million revolver due July 1, 2004, a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004, and a $600 million revolver due June 19, 2000, which was subsequently reduced with proceeds from the offering as described below. Interest rates are based on the prime rate or LIBOR at Blockbuster's option at the time of borrowing. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver.

   The Blockbuster Credit Agreement contains covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster's common stock or other distributions and also require compliance with financial covenants with respect to a maximum leverage ratio and a minimum fixed charge ratio.

   On June 23, 1999, Blockbuster borrowed $1.6 billion, comprised of $400 million borrowed under the long-term revolver, $600 million borrowed under the term loan, and $600 million under the short-term revolver. The weighted average interest rate at December 31, 1999 for these borrowings was 7.9%. The proceeds of the borrowings were used to pay amounts owed to the Company. Blockbuster has repaid $442.9 million of the short-

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

term revolver through proceeds from the offering. These proceeds permanently reduced Blockbuster's commitments under the Blockbuster Credit Agreement from $1.9 billion to approximately $1.46 billion.

---------------------

   During December 1998, the Company commenced the unconditional tender offers to purchase for cash, all of its outstanding 8.0% Merger Debentures due 2006 at a purchase price of 104% of the principal amount, and to purchase Viacom International Inc.'s outstanding 10.25% Senior Subordinated Notes due 2001 at a purchase price of 112.925% of the principal amount. The tender offer for the 8.0% Merger Debentures expired on January 4, 1999. The offer for the 10.25% Senior Subordinated Notes expired December 30, 1998 and $163.7 million of such notes were tendered. Through December 31, 1998, $533.8 million of the 8% Merger Debentures were tendered and classified as part of accrued liabilities as the settlement date occurred subsequent to year-end. During 1999, the Company redeemed the remaining outstanding 8.0% Merger Debentures for $539.9 million. The Company recognized extraordinary losses of $37.4 million and $41.7 million, net of taxes, in 1999 and 1998, respectively, on the early redemption of the 8% Merger Debentures.

   In addition, the Company purchased $21.8 million of the 8.0% Merger Debentures and $29.0 million of the 7.75% Senior Notes in open market transactions during 1998.

   As of December 31, 1999, the Company had $1.45 billion available under its shelf registration statement as filed with the Securities and Exchange Commission in 1995. The net proceeds from the sale of the offered securities may be used by the Company to repay, redeem, repurchase or satisfy its obligations in respect of its outstanding indebtedness or other securities; to make loans to its subsidiaries; for general corporate purposes; or for such other purposes as may be specified in the applicable Prospectus Supplement.

   The Company's scheduled maturities of indebtedness through December 31, 2004, assuming full utilization of the Viacom Credit Agreements, as amended, are $1.0 billion (2000), $1.8 billion (2001), $2.0 billion (2002), $350.0 million (2003) and $0 (2004). The Company's maturities of long-term debt outstanding at December 31, 1999, excluding capital leases, are $302.2 million
(2000), $304.6 million (2001), $1.7 billion (2002), $350.0 million (2003) and
$0 (2004). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

   Blockbuster's scheduled maturities of indebtedness through December 31, 2004, assuming full utilization of the Blockbuster Credit Agreement are $157.1 million (2000), $0 (2001), $150.0 million (2002), $275.0 million (2003) and
$875.0 million (2004). Blockbuster's maturities of long-term debt outstanding at December 31, 1999, excluding capital leases, are $157.1 million (2000), $0
(2001), $150.0 million (2002), $275.0 million (2003) and $605.0 million
(2004).

11) FINANCIAL INSTRUMENTS

   The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures and certain differences related to other financial instruments that are not significant. The carrying value of the senior debt and senior subordinated debt is $2.35 billion and the fair value, which is estimated based on quoted market prices, is $2.33 billion.

   The Company entered into interest rate exchange agreements with off-balance sheet risk in order to reduce its exposure to changes in interest on its variable rate long-term debt and/or take advantage of changes in interest rates. These interest rate exchange agreements include interest rate swaps and interest rate caps. At December 31, 1999, the Company had $400 million of interest rate exchange agreements outstanding with commercial

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

banks. These agreements, which expired February 24, 2000, effectively changed the Company's interest rate on an equivalent amount of variable rate borrowings to a fixed rate of 6.35%.

   The Company enters into foreign currency exchange contracts in order to reduce its exposure to changes in foreign currency exchange rates that affect the value of its firm commitments and certain anticipated foreign currency cash flows. These contracts generally mature within the calendar year. The Company does not enter into foreign currency contracts for speculative purposes. To date, the contracts utilized have been purchased options, spots and forward contracts. A spot or forward contract is an agreement between two parties to exchange a specified amount of foreign currency, at a specified exchange rate on a specified date. An option contract provides the right, but not the obligation, to buy or sell currency at a fixed exchange rate on a future date. In 1999 the foreign exchange contracts have principally been used to hedge the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, the Singapore Dollar and the European Union's common currency (the "Euro"). At December 31, 1999, the Company had outstanding contracts with a notional value of approximately $69.2 million that expire in 2000. Realized gains and losses on contracts that hedge anticipated future cash flows are recognized in "Other items, net" and were not material in each of the periods. Option premiums are expensed at the inception of the contract. Deferred gains and losses on foreign currency exchange contracts as of December 31, 1999 were not material.

   The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties. The Company's receivables do not represent significant concentrations of credit risk at December 31, 1999, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

12) SHAREHOLDERS' EQUITY

   On February 25, 1999, the Company announced a 2-for-1 common stock split in the form of a dividend with a record date of March 15, 1999 and a distribution date of March 31, 1999. An amount equal to the par value of the shares issued has been transferred from additional paid-in capital to the common stock account.

   During 1999, the Company had repurchased 25,000 shares of its Class A Common Stock, 10,551,200 shares of its Class B Common Stock and 1,140,400 Viacom Five-Year Warrants, for approximately $466.4 million in the aggregate. During 1998, the Company had repurchased a total of 12,000 shares of its Class A Common Stock, 26,190,200 shares of its Class B Common Stock and 5,502,000 Viacom Five-Year Warrants, for approximately $822.0 million in the aggregate.

   On July 7, 1999, the Viacom Five-year Warrants expired. The Company received proceeds of approximately $317 million and issued approximately 9.0 million shares of its Class B Common Stock in connection with the exercise of
4.5 million warrants issued as part of the 1994 acquisition of Paramount Communications.

   On December 2, 1998, the Company repurchased 12 million shares of its convertible preferred stock from Bell Atlantic Corporation for $564 million in cash. On January 5, 1999, the Company repurchased the remaining 12 million shares of its convertible preferred stock from Bell Atlantic Corporation for $612 million in cash.

   Long-Term Incentive Plans--The Company has three Long-Term Incentive Plans (the "Plans"): the Viacom Long-Term Management Incentive Plan (the "Viacom Plan"), the Blockbuster Long-Term Management

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

Incentive Plan (the "Blockbuster Plan") and MTVi Long-Term Incentive Plan (the "MTVi Plan"). The Plans provide for the issuance of fixed grants of equity-based interests which include stock options, stock appreciation rights, restricted shares, phantom shares and other equity-based interests.

   The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the provisions of SFAS 123, the Company applies APB 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the Plans and accordingly, does not recognize compensation expense for any of its Plans because the Company typically does not issue options at exercise prices below the market value at date of grant. Had compensation expense for its Plans been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123, the Company's consolidated pre-tax income would have decreased by $118.0 million ($70.8 million after tax or $0.10 per basic and diluted common share), $67.4 million ($40.5 million after tax or $.06 per basic and diluted common share) and $36.3 million ($22.2 million after tax or $.03 per basic and diluted common share) in 1999, 1998 and 1997, respectively. These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted in future years.

   Viacom Plan--The purpose of the Viacom Plan is to benefit and advance the interests of the Company by rewarding certain key employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future. The Viacom Plan provide for fixed grants of equity-based interests pursuant to awards of phantom shares, stock options, stock appreciation rights, restricted shares or other equity-based interests ("Awards"), and for subsequent payments of cash with respect to phantom shares or stock appreciation rights based, subject to certain limits, on their appreciation in value over stated periods of time. The stock options generally vest over a four to six year period from the date of grant and expire 10 years after the date of grant. The Company has reserved a total of 20,430 shares of Viacom Inc. Class A Common Stock and 53,980,626 shares of Viacom Inc. Class B Common Stock principally for exercise of stock options.

   During 1999, the Board of Directors, subject to shareholder approval, increased the total aggregate number of shares of Class B Common Stock that may be issued under the 1997 plan by 10,000,000 shares. In December 1999, shareholder approval was obtained by consent. The stock options available for future grant under the Viacom Plans are as follows:

       December 31, 1997............................................. 26,753,956
       December 31, 1998............................................. 14,849,484
       December 31, 1999............................................. 11,726,413

   The weighted-average fair value of each option as of the grant date was $19.89, $12.97 and $6.58 in 1999, 1998 and 1997, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                            1999   1998   1997
                                                            -----  -----  -----
Expected dividend yield(a).................................    --     --     --
Expected stock price volatility............................ 29.64% 32.76% 31.74%
Risk-free interest rate....................................  6.11%  5.43%  6.04%
Expected life of options (years)...........................  7.5    6.0    6.0

---------------------
(a) The Company has not declared any cash dividends on its common stock for any of the periods presented and has no present intention of so doing.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


   The following table summarizes the Company's stock option activity under the Viacom plans:

                                                                       Weighted-
                                                                        Average
                                                            Options    Exercise
                                                          Outstanding    Price
                                                          -----------  ---------
Balance at December 31, 1996.............................  39,291,014   $16.23
                                                          -----------
 Granted.................................................  18,406,000    15.34
 Exercised...............................................  (5,467,748)   14.40
 Canceled................................................  (7,012,692)   18.24
                                                          -----------
Balance at December 31, 1997.............................  45,216,574    15.78
                                                          -----------
 Granted.................................................  13,576,420    30.53
 Exercised............................................... (12,077,298)   16.16
 Canceled................................................  (1,802,390)   16.97
                                                          -----------
Balance at December 31, 1998.............................  44,913,306    20.09
                                                          -----------
 Granted.................................................  14,283,483    42.02
 Exercised...............................................  (4,403,681)   17.19
 Canceled................................................    (814,588)   18.59
                                                          -----------
Balance at December 31, 1999.............................  53,978,520    26.16
                                                          ===========

   The following table summarizes information concerning currently outstanding and exercisable stock options under the Viacom Plans at December 31, 1999:

                             Outstanding                        Exercisable
                ---------------------------------------- -------------------------
                               Remaining
                              Contractual   Weighted-                 Weighted-
   Range of                      Life        Average                   Average
Exercise Price   Options        (Years)   Exercise Price  Options   Exercise Price
--------------  ----------    ----------- -------------- ---------- --------------
$10 to $20      24,270,729        6.7         $16.44     10,642,350     $17.14
20 to 30         1,693,416        5.1          24.09      1,600,082      24.27
30 to 40        13,701,420        8.7          30.78         15,000      34.25
40 to 50        13,655,234        9.5          41.89          2,500      41.94
50 to 60           210,000        9.9          55.88             --         --
 3 to 25(a)        178,486(a)     3.6          10.93        178,486      10.93
15 to 30(b)        209,238(b)     3.3          23.95        209,238      23.95
                ----------                               ----------
                53,918,523                               12,647,656
                ==========                               ==========

---------------------
(a) Represents information for options assumed with the merger of Blockbuster.
(b)  Represents information for options assumed with the merger of Paramount.

  Shares issuable under exercisable stock options:

      December 31, 1997.............................................. 14,795,698
      December 31, 1998..............................................  8,892,882
      December 31, 1999.............................................. 12,647,656

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


Blockbuster Plan

   On July 15, 1999, Blockbuster's Board of Directors adopted the Blockbuster Plan for the benefit of its employees and directors. An aggregate of 25,000,000 shares of Blockbuster Class A common stock is reserved for issuance under the Blockbuster Plan, which provides for the issuance of stock-based incentive awards, including stock options to purchase shares of Blockbuster Class A common stock, stock appreciation rights, restricted shares of Blockbuster Class A common stock, restricted share units and phantom shares. The Blockbuster stock options generally vest over a five year period from the date of grant and expire 10 years after the date of the grant.

   The weighted average fair value of each option as of the grant date was $7.98 for 1999. The fair value of each Blockbuster option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                           1999
                                                                           ----
      Expected dividend yield(a)..........................................   .6%
      Expected stock price volatility..................................... 45.0%
      Risk-free interest rate.............................................  6.2%
      Expected life of options (years)....................................  7.0

---------------------
(a) Blockbuster's current intention is to pay dividends of $.02 per share each quarter on both its Class A common stock and Class B common stock.

   At December 31, 1999, there are 11,235,479 outstanding stock options issued with an exercisable price ranging from $13.56 to $15.00 under the Blockbuster Plan. All outstanding shares have a weighted average exercise price of $14.99 and a remaining contractual life of 9.6 years, and none of them are exercisable as of December 31, 1999. The following table summarizes Blockbuster's stock option activity pursuant to the Blockbuster Plan:

                                                      Options   Weighted-Average
                                                    Outstanding  Exercise Price
                                                    ----------- ----------------
     Balance at December 31, 1998..................         --       $   --
       Granted..................................... 11,573,108        14.99
       Exercised...................................         --           --
       Canceled....................................    337,629        15.00
                                                    ----------
     Balance at December 31, 1999.................. 11,235,479       $14.99
                                                    ==========

MTVi Plan

   MTVi, a subsidiary of the Company, operates the Company's Internet music business. In connection with the planned initial public offering of MTVi, the Company established the MTVi Plan to benefit and advance the interests of the business by rewarding employees for their contributions to the financial success of MTVi and thereby motivating them to continue to make such contributions in the future. An aggregate of approximately 12 million shares of MTVi Class A common stock is reserved for issuance under the MTVi Plan. The MTVi stock options generally vest over a three to four year period from the date of grant and expire 10 years after the date of grant.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

   The weighted average fair value of each option as of the grant date was $11.45 for 1999. The fair value of each MTVi option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                          1999
                                                                          -----
      Expected dividend yield............................................    --
      Expected stock price volatility.................................... 97.60%
      Risk-free interest rate............................................  6.04%
      Expected life of options (years)...................................  5.0

   At December 31, 1999, there were 5,074,500 outstanding stock options issued with an exercisable price of $15 under the MTVi Plan. All outstanding shares have a weighted remaining contractual life of 9.6 years and none of them are exercisable as of December 31, 1999. The following table summarizes MTVi's stock option activity for 1999:

                                                      Options   Weighted-Average
                                                    Outstanding  Exercise Price
                                                    ----------- ----------------
     Balance at December 31, 1998..................         --       $   --
       Granted.....................................  5,106,500        15.00
       Exercised...................................         --           --
       Canceled....................................     32,000        15.00
                                                     ---------
     Balance at December 31, 1999..................  5,074,500        15.00
                                                     =========

13) INCOME TAXES

   Earnings from continuing operations before income taxes are attributable to the following jurisdictions:

                                                          Year Ended December
                                                                  31,
                                                         -----------------------
                                                          1999   1998     1997
                                                         ------ ------  --------
      United States..................................... $656.3 $ 74.1  $  910.4
      Foreign...........................................  187.6   63.2     268.1
                                                         ------ ------  --------
      Total............................................. $843.9 $137.3  $1,178.5
                                                         ====== ======  ========

   Components of the provision for income taxes on earnings from continuing operations before income taxes are as follows:

                                                          Year Ended December
                                                                  31,
                                                         -----------------------
                                                          1999   1998     1997
                                                         ------ ------  --------
      Current:
        Federal......................................... $167.4 $151.0  $  370.0
        State and local.................................   21.3   34.9     115.1
        Foreign.........................................   35.3   50.9      24.5
                                                         ------ ------  --------
                                                          224.0  236.8     509.6
      Deferred..........................................  187.4  (98.1)    136.8
                                                         ------ ------  --------
                                                         $411.4 $138.7  $  646.4
                                                         ====== ======  ========

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

   The equity losses of affiliated companies are shown net of tax on the Company's Statements of Operations. The tax benefit relating to losses from equity investments in 1999, 1998 and 1997 are $17.7 million, $24.0 million and $29.0 million, respectively, which represents an effective tax rate of 22.6%, 36.7% and 15.1%, respectively.

   The difference between the effective tax rates and the statutory U.S. federal tax rate of 35% is principally due to the effect of non-deductible goodwill amortization, state and local taxes and foreign losses for which no benefit was provided. Excluding the non-deductible amortization of intangibles, the annual effective tax rate on earnings from continuing operations before income taxes would have been 35.4%, 31.8% and 44.1% for 1999, 1998 and 1997, respectively. See Note 5 for tax benefits relating to the discontinued operations. In 1999 and 1998, respectively, $58.8 million and $55.1 million of income tax benefit was recorded as a component of shareholders' equity as a result of exercised stock options.

   A reconciliation of the statutory U.S. federal tax rate to the Company's effective tax rate on earnings from continuing operations before income taxes is summarized as follows:

                                                    Year Ended December 31,
                                                    --------------------------
                                                     1999      1998     1997
                                                    -------  --------  -------
      Statutory U.S. federal tax rate.............     35.0%     35.0%    35.0%
      State and local taxes, net of federal tax
       benefit....................................      3.7       5.7      5.9
      Effect of foreign operations................     (9.3)    (35.5)     (.6)
      Amortization of intangibles.................     15.7      86.3      9.7
      Other, net..................................      3.7       9.5      4.9
                                                    -------  --------  -------
      Effective tax rate on earnings from
       continuing operations before income taxes..     48.8%    101.0%    54.9%
                                                    =======  ========  =======

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


   The following is a summary of the components of the deferred tax accounts:

                                                                      At
                                                                  December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------  ------
Current deferred tax assets and (liabilities):
Recognition of revenue.......................................... $ 84.5  $103.0
Sales return and allowances.....................................   26.9    29.9
Publishing costs................................................   17.0    15.2
Employee compensation and other payroll related expenses........   41.7    23.7
Other differences between tax and financial statement values....   17.9     7.1
                                                                 ------  ------
 Gross current deferred net tax assets..........................  188.0   178.9
                                                                 ------  ------
Noncurrent deferred tax assets and (liabilities):
Depreciation/amortization of fixed assets and intangibles.......  (72.9)   45.0
Reserves including restructuring and relocation charges.........  301.3   260.3
Acquired net operating loss and tax credit carryforwards........   83.4    60.9
Amortization of discount on 8% Merger Debentures................     --    60.4
Other differences between tax and financial statement values....    6.0    26.9
                                                                 ------  ------
Gross non-current deferred net tax assets.......................  317.8   453.5
                                                                 ------  ------
 Valuation allowance............................................  (96.0)  (88.3)
                                                                 ------  ------
  Total net deferred tax assets (liabilities)................... $409.8  $544.1
                                                                 ======  ======

   As of December 31, 1999 and December 31, 1998, the Company had total deferred tax assets of $578.7 and $632.4 million, respectively, and total deferred tax liabilities of $72.9 million as of December 31, 1999. There were no deferred tax liabilities as of December 31, 1998.

   As of December 31, 1999, the Company had net operating loss carryforwards of approximately $136.8 million which expire in various years from 2002 through 2008.

   The 1999 and 1998 deferred tax assets are reduced by a valuation allowance of $96.0 and $88.3 million, respectively, principally relating to tax benefits of net operating losses which are not expected to be recognized as a result of certain limitations applied where there is a change of ownership.

   The Company's share of the undistributed earnings of foreign subsidiaries not included in its consolidated federal income tax return that could be subject to additional income taxes if remitted, was approximately $1.4 billion and $1.5 billion at December 31, 1999 and December 31, 1998, respectively. No provision has been recorded for the U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to reinvest these earnings outside the United States indefinitely and it is not practicable to estimate the amount of such taxes.

14) PENSION PLANS, OTHER POSTRETIREMENT BENEFITS AND POSTEMPLOYMENT BENEFITS

   The Company and certain of its subsidiaries have non-contributory pension plans covering specific groups of employees. The benefits for these plans are based primarily on an employee's years of service and pay near retirement. Participant employees are vested in the plans after five years of service. The Company's policy for

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

all pension plans is to fund amounts in accordance with the Employee Retirement Income Security Act of 1974. Plan assets consist principally of common stocks, marketable bonds and U.S. government securities. The Company's Class B Common Stock represents approximately 20.8% and 15.8% of the plan assets' fair value at December 31, 1999 and 1998, respectively.

   The Company adopted SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88 and 106" in 1998.

   The following table sets forth the change in benefit obligation for the Company's benefit plans:

                                                 Pension       Postretirement
                                                 Benefits         Benefits
                                               December 31,     December 31,
                                              ---------------  ---------------
                                               1999     1998    1999    1998
                                              -------  ------  ------- -------
Change in benefit obligation:
Benefit obligation, beginning of year........ $ 844.2  $785.3  $ 53.6  $ 103.6
Service cost.................................    33.7    36.8      .7      1.0
Interest cost................................    61.5    57.8     3.7      6.5
Benefits paid................................   (45.2)  (39.3)   (5.7)    (8.8)
Actuarial (gain) loss........................  (147.9)   66.8    (1.6)    (2.9)
Curtailments, divestitures, combinations.....    47.6   (61.4)     --    (46.9)
Participant contributions....................      --      --      .4      1.1
Amendments...................................      .2      --      --       --
Cumulative translation adjustments...........     1.1    (1.8)     --       --
                                              -------  ------  ------  -------
Benefit obligation, end of year.............. $ 795.2  $844.2  $ 51.1  $  53.6
                                              =======  ======  ======  =======

   The following table sets forth the change in plan assets for the Company's benefit plans:

                                                              Postretirement
                                          Pension Benefits        Benefits
                                            December 31,       December 31,
                                          ------------------  ----------------
                                            1999      1998     1999     1998
                                          --------  --------  -------  -------
Change in plan assets:
Fair value of plan assets, beginning of
 year...................................  $  786.6  $  697.3  $    --  $    --
Actual return on plan assets............     167.2     146.4       --       --
Employer contributions..................       6.0       7.3      5.3      7.7
Benefits paid...........................     (45.2)    (39.3)    (5.7)    (8.8)
Divestitures, combinations..............      56.5     (21.7)      --       --
Participant contributions...............        --        --       .4      1.1
Cumulative translation adjustments......       2.7      (3.4)      --       --
                                          --------  --------  -------  -------
Fair value of plan assets, end of year..  $  973.8  $  786.6  $    --  $    --
                                          ========  ========  =======  =======

   The projected benefit obligations, accumulated benefit obligations and the fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $103.4 million, $92.6 million and $0 for 1999 and $99.9 million, $88.4 million and $.3 million for 1998, respectively.

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


   The accrued pension and postretirement costs recognized in the Company's consolidated balance sheet are computed as follows:

                                                              Postretirement
                                          Pension Benefits       Benefits
                                            December 31,       December 31,
                                          ------------------  ---------------
                                            1999      1998     1999    1998
                                          --------  --------  ------  -------
Funded status............................ $  178.6  $  (57.6) $(51.1) $ (53.6)
                                          --------  --------  ------  -------
Unrecognized actuarial gain..............   (336.8)    (97.5)  (17.1)   (16.2)
Unrecognized prior service cost
 (benefit)...............................     10.9      12.5    (4.8)    (5.4)
Unrecognized asset at transition.........     (2.3)     (2.1)     --       --
                                          --------  --------  ------  -------
Accrued pension liability, net........... $ (149.6) $ (144.7) $(73.0) $ (75.2)
                                          ========  ========  ======  =======

Amounts recognized in the Consolidated
 Balance Sheets:
  Accrued pension liability, net......... $ (172.0) $ (161.1) $(73.0) $ (75.2)
  Prepaid benefits cost..................      8.4       2.3      --       --
  Intangibles............................       .5       3.9      --       --
  Accumulated other comprehensive loss...     13.5      10.2      --       --
                                          --------  --------  ------  -------
Net liability recognized................. $ (149.6) $ (144.7) $(73.0) $ (75.2)
                                          ========  ========  ======  =======

   Net periodic cost for the Company's pension and postretirement benefit plans consists of the following:

                                                           Postretirement
                                    Pension Benefits      Benefits December
                                      December 31,               31,
                                  ----------------------  -------------------
                                   1999    1998    1997   1999   1998   1997
                                  ------  ------  ------  ----  ------  -----
Components of net periodic cost:
Service cost..................... $ 33.7  $ 36.8  $ 32.1  $ .7  $  1.0  $ 1.0
Interest cost....................   61.5    57.8    54.1   3.7     6.5    7.4
Expected return on plan assets...  (79.4)  (64.4)  (56.0)   --      --     --
Amortization of prior service
 cost............................    1.6     2.6     1.6   (.7)   (3.0)  (3.2)
Amortization of transition
 obligation......................    (.2)   (2.2)    (.7)   --      --     --
Recognized actuarial (gain)
 loss............................    1.1     3.7     3.3   (.7)   (2.9)  (3.1)
Curtailment (gain)...............   (3.5)  (31.4)     --    --   (77.5)    --
                                  ------  ------  ------  ----  ------  -----
Net periodic cost................ $ 14.8  $  2.9  $ 34.4  $3.0  $(75.9) $ 2.1
                                  ======  ======  ======  ====  ======  =====

   The following assumptions were used in accounting for the pension plans:

                                                             1999  1998   1997
                                                             ----  -----  -----
      Discount rate......................................... 8.0%  6.75%  7.25%
      Expected return on plan assets........................ 9.5%   9.5%   9.5%
      Rate of increase in future compensation............... 5.0%   5.0%   5.0%

   The following assumptions were used in accounting for postretirement benefits:

                                                             1999  1998   1997
                                                             ----  -----  -----
      Projected health care cost trend rate.................  5.5%   6.0%   7.0%
      Ultimate trend rate...................................  5.5%   5.5%   5.5%
      Year ultimate trend rate is achieved.................. 1999   1999   1999
      Discount rate.........................................  8.0%  6.75%  7.25%

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

   Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                One Percentage One Percentage
                                                Point Increase Point Decrease
                                                -------------- --------------
      Effect on total of service and interest
       cost components.........................      $ .3          $ (.2)
      Effect on the postretirement benefit
       obligation..............................      $3.6          $(3.2)

   In 1998, as a result of the sale of Non-Consumer Publishing, the Company realized curtailment gains of $31.4 million related to pension benefits and $77.5 million related to postretirement benefits, which have been included in the net gain on disposition for that year.

   The Company contributes to multi-employer plans that provide pension and health and welfare benefits to certain employees under collective bargaining agreements. The contributions to these plans were $26.1 million (1999) and $35.4 million (1998).

   In addition, the Company sponsors a health and welfare plan that provides certain postretirement health care and life insurance benefits to retired employees and their covered dependents who are eligible for these benefits if they meet certain age and service requirements. The plan is contributory and contains cost-sharing features such as deductibles and coinsurance which are adjusted annually. The plan is not funded and the Company funds these benefits as claims are paid.

   SFAS 112, "Employers' Accounting For Postemployment Benefits" does not have a significant effect on the Company's consolidated financial position or results of operations.

   In addition, the Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $16.5 million, $21.1 million and $19.2 million for the years ended December 31, 1999, 1998 and 1997.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


15) COMMITMENTS AND CONTINGENCIES

   The Company has long-term noncancelable operating lease commitments for retail and office space and equipment, transponders, studio facilities and vehicles. The Company has also entered into capital leases for satellite transponders and buildings.

   At December 31, 1999, minimum rental payments under noncancelable leases are as follows:

                                                                    Leases
                                                               -----------------
                                                               Operating Capital
                                                               --------- -------
      2000.................................................... $  578.4  $151.7
      2001....................................................    512.0   145.2
      2002....................................................    421.9   133.2
      2003....................................................    388.6   102.1
      2004....................................................    310.9    62.9
      2005 and thereafter.....................................  1,865.3   170.4
                                                               --------  ------
      Total minimum lease payments............................ $4,077.1   765.5
                                                               ========
      Less amounts representing interest......................            173.9
                                                                         ------
      Present value of net minimum payments...................           $591.6
                                                                         ======

   Future minimum capital lease payments have not been reduced by future minimum sublease rentals of $22.4 million. Rent expense amounted to $601.7 million (1999), $533.8 million (1998) and $523.1 million (1997).

   The commitments of the Company for program license fees, which are not reflected in the balance sheet as of December 31, 1999 and are estimated to aggregate approximately $1.0 billion, excluding intersegment commitments of approximately $865.9 million, principally reflect Showtime Networks Inc.'s ("SNI's") commitments of approximately $726.7 million for the acquisition of programming rights and the production of original programming. This estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments to acquire programming rights are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

   There are various lawsuits and claims pending against the Company. Management believes that any ultimate liability resulting from those actions or claims will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

   Certain subsidiaries and affiliates of the Company from time to time receive claims from federal and state environmental regulatory agencies and other entities asserting that they are or may be liable for environmental cleanup costs and related damages, principally relating to discontinued operations. The Company has recorded a liability reflecting its best estimate of environmental exposure. Such liability was not discounted or reduced by potential insurance recoveries and reflects management's estimate of cost sharing at multiparty sites. The estimated liability was calculated based upon currently available facts, existing technology and presently enacted laws and regulations. On the basis of its experience and the information currently available to it, the Company believes that the claims it has received will not have a material adverse effect on its results of operations, financial position or cash flows.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


16) OPERATING SEGMENTS

   The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on products and services. See Note 1 for descriptive information about the Company's business segments and the summary of significant accounting policies. The Company evaluates performance based on many factors; one of the primary measures is earnings before interest, taxes, depreciation and amortization ("EBITDA").

   The following tables set forth the Company's financial results by operating segments. Intersegment revenues, recorded at fair market value, of the Entertainment segment for 1999, 1998 and 1997 were $250.8 million, $156.7 million and $114.0 million, respectively. Intersegment revenues of the Networks segment for 1999 were $46.8 million and were not material for prior periods presented. All other intersegment revenues were not material for all of the periods presented.

                                                Year Ended or At December 31,
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
Revenues:
Networks....................................... $ 3,045.5  $ 2,607.9  $ 2,262.8
Entertainment..................................   4,618.1    4,757.8    4,305.9
Video..........................................   4,463.5    3,893.4    3,313.6
Parks..........................................     390.8      421.2      367.3
Publishing.....................................     610.7      564.6      556.6
Online.........................................      29.8       13.7       10.4
Intercompany...................................    (299.6)    (162.5)    (131.7)
                                                ---------  ---------  ---------
    Total revenues............................. $12,858.8  $12,096.1  $10,684.9
                                                =========  =========  =========
EBITDA:
Networks....................................... $ 1,053.1  $   851.3  $   729.4
Entertainment..................................     554.3      640.5      514.5
Video..........................................     520.3       39.9      221.6
Parks..........................................      95.5      101.1       88.9
Publishing.....................................      74.0       71.2       77.9
Online.........................................     (48.4)      (3.5)       2.3
                                                ---------  ---------  ---------
    Segment total..............................   2,248.8    1,700.5    1,634.6
Reconciliation to operating income:
Corporate/Eliminations.........................    (156.8)    (171.6)    (176.6)
Depreciation and amortization..................    (844.7)    (777.3)    (772.6)
                                                ---------  ---------  ---------
    Total operating income..................... $ 1,247.3  $   751.6  $   685.4
                                                =========  =========  =========
Depreciation and amortization:
Networks....................................... $   120.7  $   107.0  $    93.8
Entertainment..................................     222.3      192.5      171.5
Video..........................................     392.4      382.1      418.4
Parks..........................................      53.0       51.2       46.5
Publishing.....................................      19.7       18.0       17.5
Online.........................................      16.1        4.0         --
                                                ---------  ---------  ---------
    Segment total..............................     824.2      754.8      747.7
Corporate......................................      20.5       22.5       24.9
                                                ---------  ---------  ---------
    Total depreciation and amortization........ $   844.7  $   777.3  $   772.6
                                                =========  =========  =========

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

                                                  Year Ended or At December 31,
                                                  -----------------------------
                                                    1999      1998      1997
                                                  --------- --------- ---------
Total assets:
Networks......................................... $ 3,138.1 $ 2,770.2 $ 2,692.8
Entertainment....................................   9,704.3   9,361.6   9,342.9
Video............................................   8,475.6   8,142.6   8,965.4
Parks............................................     939.4     914.8     897.2
Publishing.......................................     948.1     962.4   5,439.4
Online...........................................     162.1       5.8       1.4
                                                  --------- --------- ---------
    Segment total................................  23,367.6  22,157.4  27,339.1
Corporate/Eliminations...........................   1,118.8   1,455.7     949.6
                                                  --------- --------- ---------
    Total assets................................. $24,486.4 $23,613.1 $28,288.7
                                                  ========= ========= =========
Capital expenditures:
Networks......................................... $    83.4 $    89.8 $    67.9
Entertainment....................................     127.1     174.3      66.7
Video............................................     384.9     196.0     294.2
Parks............................................      58.5      61.0      35.0
Publishing.......................................       8.7      37.5      36.1
Online...........................................      22.8        --        --
                                                  --------- --------- ---------
    Segment total................................     685.4     558.6     499.9
Corporate........................................      20.8      44.9      30.4
                                                  --------- --------- ---------
    Total capital expenditures................... $   706.2 $   603.5 $   530.3
                                                  ========= ========= =========

   Information regarding the Company's operations by geographic area is as follows:

                                                  Year Ended or At December 31,
                                                  -----------------------------
                                                    1999      1998      1997
                                                  --------- --------- ---------
Revenues(a):
  United States.................................. $10,207.0 $ 9,268.3 $ 8,227.9
  International..................................   2,651.8   2,827.8   2,457.0
                                                  --------- --------- ---------
    Total revenues............................... $12,858.8 $12,096.1 $10,684.9
                                                  ========= ========= =========
Long-lived assets:
  United States.................................. $17,675.6 $16,857.0 $20,914.3
  International..................................   1,401.3   1,326.9   1,421.6
                                                  --------- --------- ---------
    Total long-lived assets...................... $19,076.9 $18,183.9 $22,335.9
                                                  ========= ========= =========

Intercompany transfers between geographic areas are not significant.
---------------------
(a) Revenue classifications are based on customers' locations.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

17) QUARTERLY FINANCIAL DATA (unaudited):

                               First     Second    Third    Fourth    Total
                              Quarter   Quarter   Quarter  Quarter    Year
                              --------  --------  -------- -------- ---------
1999
Revenues..................... $2,951.1  $3,003.3  $3,332.0 $3,572.4 $12,858.8
Operating income (1)......... $  277.5  $  282.3  $  321.2 $  366.3 $ 1,247.3
Earnings from continuing
 operations.................. $   68.4  $   59.3  $  110.9 $  133.1 $   371.7
Net earnings (2)............. $   44.9  $   59.3  $   96.7 $  133.1 $   334.0
Net earnings attributable to
 common stock................ $   32.5  $   59.3  $   96.7 $  133.1 $   321.6
Basic earnings per common
 share:
 Earnings from continuing
  operations................. $    .08  $    .09  $    .16 $   0.19 $     .52
 Net earnings................ $    .05  $    .09  $    .14 $   0.19 $     .46
Diluted earnings per common
 share:
 Earnings from continuing
  operations................. $    .08  $    .08  $    .16 $   0.19 $     .51
 Net earnings................ $    .05  $    .08  $    .14 $   0.19 $     .45
Weighted average number of
 common shares:
 Basic.......................    696.1     690.6     696.7    697.4     695.2
 Diluted.....................    711.1     705.0     709.5    712.1     709.5
1998(3)
Revenues..................... $2,685.6  $2,779.3  $3,288.8 $3,342.4 $12,096.1
Operating income (loss)(4)... $  273.4  $ (225.4) $  407.3 $  296.3 $   751.6
Earnings (loss) from
 continuing operations....... $   47.6  $ (267.3) $   86.4 $   89.8 $   (43.5)
Net earnings
 (loss)(5)(6)(7)............. $    1.4  $ (280.7) $  138.4 $   18.5 $  (122.4)
Net earnings (loss)
 attributable to common
 stock....................... $  (13.6) $ (295.7) $  123.4 $   36.3 $  (149.6)
Basic earnings per common
 share:
 Earnings (loss) from
  continuing operations...... $    .05  $   (.40) $    .10 $    .15 $    (.10)
 Net earnings (loss)......... $   (.02) $   (.41) $    .17 $    .05 $    (.21)
Diluted earnings per common
 share:
 Earnings (loss) from
  continuing operations...... $    .05  $   (.40) $    .10 $    .15 $    (.10)
 Net earnings (loss)......... $   (.02) $   (.41) $    .17 $    .05 $    (.21)
Weighted average number of
 common shares:
 Basic.......................    710.5     713.2     714.7    696.7     708.7
 Diluted.....................    718.0     713.2     725.5    706.4     708.7

   The timing of the Company's results of operations is affected by the typical timing of major motion picture releases, the summer operation of the theme parks, the positive effect of the holiday season on advertising and video store revenues, and the impact of the broadcasting television season on television production.
---------------------
(1) The third quarter of 1999 included a $81.1 million charge for Spelling Entertainment related to integrating the operations of Spelling into Paramount Television.
(2) The first and third quarter of 1999 included an extraordinary loss of $23.5 and $14.2 million, net of tax, respectively, on the early extinguishment of debt (See Note 19).
(3) The first three quarters of 1998 results have been restated for the effect of discontinued operations (See Note 5).
(4) The second quarter of 1998 included a $424.3 million charge for Blockbuster representing the adjustment to the carrying value of the library tapes due to a change in Blockbuster's business model (See Note
    6).

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

(5) The third quarter of 1998 included a loss of $138.5 million, net of tax, resulting from the sale of the Company's music retail stores, partially offset by a tax benefit of $134.0 million related to the sale of Virgin.
(6) The fourth quarter of 1998 included a gain of $65.5 million, net of tax, resulting from the sale of Non-Consumer Publishing.
(7) The fourth quarter of 1998 included an extraordinary loss of $74.7 million, net of tax, on the early extinguishment of debt (See Note 19).

18) OTHER ITEMS, NET

   "Other items, net" reflects $17.8 million of income for 1999 which is principally comprised of foreign exchange gains of $25.2 million and net gains of $17.1 million from the sale of land, fixed assets and a Company plane, partially offset by losses associated with securitizing trade receivables.

   The Company continued the strategy of focusing on its core businesses and, in December 1998, announced plans to close the Viacom Entertainment Store in Chicago in January 1999 and to phase out its Nickelodeon stores in the first half of 1999. As a result, the Company recorded a loss of approximately $91 million, which is reflected in "Other items, net" for the year ended December 31, 1998. The loss principally reflects $8.5 million for estimated severance benefits payable to approximately 530 employees and $32.7 million for lease exit obligations. Through December 31, 1999, the Company paid and charged approximately $8.5 million against the severance benefits payable and $6.8 million against lease exit obligations. The loss also reflects the write-off of property and equipment, inventory and prepaid assets of $21.1 million, $10.3 million and $3.1 million, respectively, as well as future vendor commitments of $3.3 million. Additionally, "Other items, net" for 1998 principally reflects foreign exchange losses, losses associated with securitizing trade receivables and the write-off of certain investments, partially offset by a gain of approximately $118.9 million from the sale of a cost investment.

   On October 21, 1997, the Company completed the sale of its half-interest in USA Networks, includingSci-Fi Channel, to Universal Studios, Inc. for a total of $1.7 billion in cash. The Company realized a pre-tax gain of approximately $1.1 billion in the fourth quarter of 1997. The net proceeds from this transaction were used to repay debt.

   In addition, during 1997, the Company recorded pre-tax gains on the swap of certain television stations of approximately $190.9 million partially offset by write-offs of certain cost investments.

19) EXTRAORDINARY LOSS

   For the year ended December 31, 1999, the Company recognized an extraordinary loss of $37.7 million, net of tax of $26.2 million, or a loss of $.06 per basic and diluted common share, on the early extinguishment of the 8.0% Merger Debentures and the 10.25% Senior Subordinated Notes (See Note 10).

   For the year ended December 31, 1998, the Company recognized an extraordinary loss of $74.7 million, net of tax of $51.9 million, or a loss of $.10 per basic and diluted common share, on the early extinguishment of the 10.25% Senior Subordinated Notes for $163.7 million, 7.0% Senior Subordinated Debentures for $231.5 million and the 8.0% Merger Debentures for $555.6 million (See Note 10).

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


20) SUPPLEMENTAL CASH FLOW INFORMATION

                                                          Year Ended December 31,
                                                          -----------------------
                                                            1999   1998   1997
                                                           ------ ------ ------
Cash payments for interest net of amounts capitalized....  $445.6 $668.2 $792.1
Cash payments for income taxes...........................   615.8  656.6  110.9
Supplemental schedule of noncash financing and investing
 activities:
 Equipment acquired under capitalized leases.............  $223.4 $116.8 $ 54.0
 Noncash acquisitions....................................   150.0     --     --

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


21) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

   Viacom International is a wholly owned subsidiary of the Company. The Company has fully and unconditionally guaranteed Viacom International debt securities (See Note 10). The Company has determined that separate financial statements and other disclosures concerning Viacom International are not material to investors. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of the Company, Viacom International (in each case carrying investments in Non-Guarantor Affiliates under the equity method), the direct and indirect Non-Guarantor Affiliates of the Company, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

                                                    1999
                          -----------------------------------------------------------
                                                   Non-
                          Viacom     Viacom     Guarantor                Viacom Inc.
                           Inc.   International Affiliates  Eliminations Consolidated
                          ------  ------------- ----------  ------------ ------------
Revenues................  $ 35.4    $2,164.6    $10,709.5     $ (50.7)    $12,858.8
Expenses:
  Operating.............    30.5       706.3      7,680.8       (79.7)      8,337.9
  Selling, general and
   administrative.......     3.0       783.2      1,572.4          --       2,358.6
  Restructuring charge..      --          --         70.3          --          70.3
  Depreciation and
   amortization.........     4.6       105.4        734.7          --         844.7
                          ------    --------    ---------     -------     ---------
    Total expenses......    38.1     1,594.9     10,058.2       (79.7)     11,611.5
                          ------    --------    ---------     -------     ---------
Operating income
 (loss).................    (2.7)      569.7        651.3        29.0       1,247.3
Interest expense........  (263.6)      (89.3)       (96.0)         --        (448.9)
Interest income.........     1.4        17.1          9.2          --          27.7
Intercompany interest...   (99.1)      149.6        (50.5)         --            --
Other items, net........   (24.8)       28.0         14.6          --          17.8
                          ------    --------    ---------     -------     ---------
Earnings (loss) from
 continuing operations
 before income taxes....  (388.8)      675.1        528.6        29.0         843.9
Benefit (provision) for
 income taxes...........   159.5      (276.8)      (294.1)         --        (411.4)
Equity in earnings
 (loss) of affiliated
 companies, net of tax..   600.7       199.9        (82.1)     (779.2)        (60.7)
Minority interest.......      --         2.8         (2.9)         --           (.1)
                          ------    --------    ---------     -------     ---------
Earnings from continuing
 operations.............   371.4       601.0        149.5      (750.2)        371.7
Extraordinary loss, net
 of tax.................   (37.4)        (.3)          --          --         (37.7)
                          ------    --------    ---------     -------     ---------
Net earnings............   334.0       600.7        149.5      (750.2)        334.0
Cumulative convertible
 preferred stock
 dividend requirement...     (.4)         --           --          --           (.4)
Premium on repurchase of
 preferred stock........   (12.0)         --           --          --         (12.0)
                          ------    --------    ---------     -------     ---------
Net earnings
 attributable to common
 stock..................  $321.6    $  600.7    $   149.5     $(750.2)    $   321.6
                          ======    ========    =========     =======     =========

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


                                                     1998
                          ------------------------------------------------------------
                                                    Non-
                          Viacom      Viacom     Guarantor                Viacom Inc.
                           Inc.    International Affiliates  Eliminations Consolidated
                          -------  ------------- ----------  ------------ ------------
Revenues................  $  39.4    $1,775.3    $10,301.9      $(20.5)    $12,096.1

Expenses:
  Operating.............     33.3       563.7      7,929.8       (20.5)      8,506.3
  Selling, general and
   administrative.......      2.6       650.6      1,407.7          --       2,060.9
  Depreciation and
   amortization.........      2.1        87.0        688.2          --         777.3
                          -------    --------    ---------      ------     ---------
    Total expenses......     38.0     1,301.3     10,025.7       (20.5)     11,344.5
                          -------    --------    ---------      ------     ---------
Operating income........      1.4       474.0        276.2          --         751.6
Interest expense........   (429.8)     (146.9)       (45.7)         --        (622.4)
Interest income.........      5.3         6.8         11.3          --          23.4
Intercompany interest...    (91.5)      106.1        (14.6)         --            --
Other items, net........    (21.2)       89.0        (83.1)         --         (15.3)
                          -------    --------    ---------      ------     ---------
Earnings (loss) from
 continuing operations
 before income taxes....   (535.8)      529.0        144.1          --         137.3
Benefit (provision) for
 income taxes...........    219.7      (216.9)      (141.5)         --        (138.7)
Equity in earnings
 (loss) of affiliated
 companies, net of tax..    236.9      (236.3)       (54.0)       12.0         (41.4)
Minority interest.......       --         1.3         (2.0)         --           (.7)
                          -------    --------    ---------      ------     ---------
Earnings (loss) from
 continuing operations..    (79.2)       77.1        (53.4)       12.0         (43.5)

Discontinued operations:
  Loss, net of tax......       --          --        (54.1)         --         (54.1)
  Net gain (loss) on
   dispositions, net of
   tax..................       --       191.2       (141.3)         --          49.9
                          -------    --------    ---------      ------     ---------
Net earnings (loss)
 before extraordinary
 loss...................    (79.2)      268.3       (248.8)       12.0         (47.7)
Extraordinary loss, net
 of tax.................    (43.2)      (31.5)          --          --         (74.7)
                          -------    --------    ---------      ------     ---------
Net earnings (loss).....   (122.4)      236.8       (248.8)       12.0        (122.4)
Cumulative convertible
 preferred stock
 dividend requirement...    (57.2)         --           --          --         (57.2)
Discount on repurchase
 of preferred stock.....     30.0          --           --          --          30.0
                          -------    --------    ---------      ------     ---------
Net earnings (loss)
 attributable to common
 stock..................  $(149.6)   $  236.8    $  (248.8)     $ 12.0     $  (149.6)
                          =======    ========    =========      ======     =========

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


                                                     1997
                          -----------------------------------------------------------
                                                    Non-
                          Viacom      Viacom     Guarantor               Viacom Inc.
                           Inc.    International Affiliates Eliminations Consolidated
                          -------  ------------- ---------- ------------ ------------
Revenues................  $  26.7    $1,458.3     $9,225.8   $   (25.9)   $10,684.9

Expenses:
  Operating.............     25.6       471.3      7,005.3       (25.9)     7,476.3
  Selling, general and
   administrative.......      1.8       520.3      1,228.5          --      1,750.6
  Depreciation and
   amortization.........      1.9        67.4        703.3          --        772.6
                          -------    --------     --------   ---------    ---------
    Total expenses......     29.3     1,059.0      8,937.1       (25.9)     9,999.5
                          -------    --------     --------   ---------    ---------
Operating income
 (loss).................     (2.6)      399.3        288.7          --        685.4
Interest expense........   (543.4)     (180.0)       (49.5)         --       (772.9)
Interest income.........       .9         9.4         11.7          --         22.0
Intercompany interest...    (88.6)      114.4        (25.8)         --           --
Other items, net........       --       (38.7)     1,282.7          --      1,244.0
                          -------    --------     --------   ---------    ---------
Earnings (loss) from
 continuing operations
 before income taxes....   (633.7)      304.4      1,507.8          --      1,178.5
Benefit (provision) for
 income taxes...........    266.1      (127.8)      (784.7)         --       (646.4)
Equity in earnings
 (loss) of affiliated
 companies, net of tax..  1,160.9       545.3        (53.8)   (1,815.7)      (163.3)
Minority interest.......       --         (.9)         5.6          --          4.7
                          -------    --------     --------   ---------    ---------
Earnings from continuing
 operations.............    793.3       721.0        674.9    (1,815.7)       373.5

Discontinued operations:
  Earnings, net of tax..       .3         2.7         11.9          --         14.9
  Net gain (loss) on
   dispositions, net of
   tax..................       --       437.2        (32.0)         --        405.2
                          -------    --------     --------   ---------    ---------
Net earnings............    793.6     1,160.9        654.8    (1,815.7)       793.6
Cumulative convertible
 preferred stock
 dividend requirement ..    (60.0)         --           --          --        (60.0)
                          -------    --------     --------   ---------    ---------
Net earnings
 attributable to common
 stock..................  $ 733.6    $1,160.9     $  654.8   $(1,815.7)   $   733.6
                          =======    ========     ========   =========    =========

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

                                                        1999
                          -----------------------------------------------------------------
                                         Viacom     Non-Guarantor              Viacom Inc.
                          Viacom Inc. International  Affiliates   Eliminations Consolidated
                          ----------- ------------- ------------- ------------ ------------
Assets
Current Assets:
 Cash and cash
  equivalents...........   $    81.6    $   486.0     $   113.2    $       --   $   680.8
 Receivables, net.......        10.9        340.4       1,441.7         (95.6)    1,697.4
 Inventory..............        10.9        250.4       1,698.2            --     1,959.5
 Other current assets...         2.8        172.6         685.3            --       860.7
                           ---------    ---------     ---------    ----------   ---------
  Total current assets..       106.2      1,249.4       3,938.4         (95.6)    5,198.4
                           ---------    ---------     ---------    ----------   ---------
Property and equipment..        13.4        684.5       4,558.0            --     5,255.9
 Less accumulated
  depreciation and
  amortization..........         3.8        242.6       1,584.2            --     1,830.6
                           ---------    ---------     ---------    ----------   ---------
  Net property and
   equipment............         9.6        441.9       2,973.8            --     3,425.3
                           ---------    ---------     ---------    ----------   ---------
Inventory...............          --        365.2       2,464.3            --     2,829.5
Intangibles, at
 amortized cost.........       106.4        647.1      10,725.4            --    11,478.9
Investments in
 consolidated
 subsidiaries...........     6,829.2     14,891.0            --     (21,720.2)        --
Other assets............        58.0        204.7       1,411.0        (119.4)    1,554.3
                           ---------    ---------     ---------    ----------   ---------
                           $ 7,109.4    $17,799.3     $21,512.9    $(21,935.2)  $24,486.4
                           =========    =========     =========    ==========   =========
Liabilities and
 Shareholders' Equity
Current Liabilities:
 Accounts payable.......   $      .1    $     9.0     $   578.6    $    (43.3)  $   544.4
 Accrued expenses.......       100.1        448.1         911.8         (28.8)    1,431.2
 Deferred income........          --         17.3         354.1            --       371.4
 Accrued compensation...          --        170.6         302.7            --       473.3
 Participants' share,
  residuals and
  royalties payable.....          --           --       1,109.1         (21.9)    1,087.2
 Program rights.........          --         52.1         200.3         (55.5)      196.9
 Income tax payable.....       (84.8)       949.2        (327.3)       (536.1)        1.0
 Current portion of
  long-term debt........          --         17.7         276.6            --       294.3
                           ---------    ---------     ---------    ----------   ---------
  Total current
   liabilities..........        15.4      1,664.0       3,405.9        (685.6)    4,399.7
                           ---------    ---------     ---------    ----------   ---------
Long-term debt..........     3,262.1      1,013.4       1,422.2            --     5,697.7
Other liabilities.......   (11,421.6)     1,889.6       7,339.9       4,202.6     2,010.5
Minority interest.......          --        144.4       1,102.1            --     1,246.5
Shareholders' Equity:
 Preferred Stock........          --        104.1          20.4        (124.5)         --
 Common Stock...........         7.5        185.7         495.4        (681.1)        7.5
 Additional paid-in
  capital...............    10,338.5      7,342.3       7,739.4     (15,081.7)   10,338.5
 Retained earnings......     6,339.2      5,422.7          50.9      (9,564.9)    2,247.9
 Accumulated other
  comprehensive income
  (loss)................          --         33.1        (63.3)            --      (30.2)
                           ---------    ---------     ---------    ----------   ---------
                            16,685.2     13,087.9       8,242.8     (25,452.2)   12,563.7
 Less treasury stock, at
  cost..................     1,431.7           --            --            --     1,431.7
                           ---------    ---------     ---------    ----------   ---------
  Total shareholders'
   equity...............    15,253.5     13,087.9       8,242.8     (25,452.2)   11,132.0
                           ---------    ---------     ---------    ----------   ---------
                            $7,109.4    $17,799.3     $21,512.9    $(21,935.2)  $24,486.4
                           =========    =========     =========    ==========   =========

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


                                                       1998
                          ---------------------------------------------------------------
                                                       Non-
                                         Viacom     Guarantor                Viacom Inc.
                          Viacom Inc. International Affiliates  Eliminations Consolidated
                          ----------- ------------- ----------  ------------ ------------
Assets
Current Assets:
 Cash and cash
  equivalents...........   $   406.4    $   189.5   $   171.4    $       --   $   767.3
 Receivables, net.......         9.5        319.5     1,458.0         (27.9)    1,759.1
 Inventory..............        11.5        131.9     1,662.1            --     1,805.5
 Other current assets...          .9        160.9       570.8            --       732.6
                           ---------    ---------   ---------    ----------   ---------
  Total current assets..       428.3        801.8     3,862.3         (27.9)    5,064.5
                           ---------    ---------   ---------    ----------   ---------
Property and equipment..        13.6        602.3     3,921.1            --     4,537.0
 Less accumulated
  depreciation and
  amortization..........         3.0        188.6     1,265.9            --     1,457.5
                           ---------    ---------   ---------    ----------   ---------
  Net property and
   equipment............        10.6        413.7     2,655.2            --     3,079.5
                           ---------    ---------   ---------    ----------   ---------
Inventory...............          --        400.1     2,070.7            --     2,470.8
Intangibles, at
 amortized cost.........       109.4        530.9    10,917.0            --    11,557.3
Investments in
 consolidated
 subsidiaries...........     5,796.0     15,701.9          --     (21,497.9)         --
Other assets............        83.4      1,541.4     1,795.3      (1,979.1)    1,441.0
                           ---------    ---------   ---------    ----------   ---------
                           $ 6,427.7    $19,389.8   $21,300.5    $(23,504.9)  $23,613.1
                           =========    =========   =========    ==========   =========
Liabilities and
 Shareholders' Equity
Current Liabilities:
 Accounts payable.......   $      --    $    68.0   $   474.4    $    (43.2)  $   499.2
 Accrued expenses.......       612.7        590.0       923.4           (.3)    2,125.8
 Deferred income........          --         16.5       270.0            --       286.5
 Accrued compensation...          --        144.4       265.9            --       410.3
 Participants' share,
  residuals and
  royalties payable.....          --           --     1,227.5            --     1,227.5
 Program rights.........          --         57.1       158.1         (35.6)      179.6
 Income tax payable.....          --      1,257.5      (139.7)       (591.3)      526.5
 Current portion of
  long-term debt........       282.4         13.5        81.3            --       377.2
                           ---------    ---------   ---------    ----------   ---------
  Total current
   liabilities..........       895.1      2,147.0     3,260.9        (670.4)    5,632.6
                           ---------    ---------   ---------    ----------   ---------
Long-term debt..........     2,214.6      1,050.4       548.4            --     3,813.4
Other liabilities.......   (12,834.8)     3,457.3     8,938.3       2,485.5     2,046.3
Minority interest.......          --           .9        70.3            --        71.2
Shareholders' Equity:
 Preferred Stock........       600.0        104.1        20.4        (124.5)      600.0
 Common Stock...........         7.3        228.7     1,985.3      (2,214.0)        7.3
 Additional paid-in
  capital...............    10,519.6      7,545.4     6,676.9     (14,167.2)   10,574.7
 Retained earnings......     6,024.1      4,821.9       (98.8)     (8,814.3)    1,932.9
 Accumulated other
  comprehensive income
  (loss)................          --         34.1      (101.2)           --       (67.1)
                           ---------    ---------   ---------    ----------   ---------
                            17,151.0     12,734.2     8,482.6     (25,320.0)   13,047.8
 Less treasury stock, at
  cost..................       998.2           --          --            --       998.2
                           ---------    ---------   ---------    ----------   ---------
  Total shareholders'
   equity...............    16,152.8     12,734.2     8,482.6     (25,320.0)   12,049.6
                           ---------    ---------   ---------    ----------   ---------
                           $ 6,427.7    $19,389.8   $21,300.5    $(23,504.9)  $23,613.1
                           =========    =========   =========    ==========   =========

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


                                                     1999
                          ------------------------------------------------------------
                                                     Non-
                           Viacom      Viacom     Guarantor               Viacom Inc.
                            Inc.    International Affiliates Eliminations Consolidated
                          --------  ------------- ---------- ------------ ------------
Net cash flow provided
 by (used for) operating
 activities.............  $  423.0     $(221.5)    $  92.6      $  --       $  294.1
                          --------     -------     -------      -----       --------

Investing Activities:
Capital expenditures....        --      (113.9)     (592.3)        --         (706.2)
Acquisitions, net of
 cash acquired..........    (180.6)         --      (131.8)        --         (312.4)
Investments in and
 advances to affiliated
 companies..............        --       (40.3)     (121.3)        --         (161.6)
Proceeds from sale of
 short-term
 investments............        --       406.3          --         --          406.3
Purchases of short-term
 investments............        --      (416.2)         --         --         (416.2)
Proceeds from
 dispositions...........        --          --       114.3         --          114.3
Proceeds from sale of
 cost investments.......        --         4.0          --         --            4.0
Other, net..............     (18.4)       (6.6)      (10.8)        --          (35.8)
                          --------     -------     -------      -----       --------
Net cash flow provided
 by (used for) investing
 activities.............    (199.0)     (166.7)     (741.9)        --       (1,107.6)
                          --------     -------     -------      -----       --------

Financing Activities:
Borrowings (repayments)
 of credit agreements,
 net....................     999.3          --     1,185.5         --        2,184.8
Increase (decrease) in
 intercompany payables..     232.4       722.1      (954.5)        --             --
Repayment of notes and
 debentures.............  (1,073.8)       (1.5)         --         --       (1,075.3)
Purchase of treasury
 stock and warrants.....    (478.8)         --          --         --         (478.8)
Repurchase of Preferred
 Stock..................    (611.9)         --          --         --         (611.9)
Payment on capital lease
 obligations............        --       (35.9)      (70.6)        --         (106.5)
Net proceeds from
 issuance of subsidiary
 stock..................        --          --       430.7         --          430.7
Payment of Preferred
 Stock dividends........      (7.8)         --          --         --           (7.8)
Proceeds from exercise
 of stock options and
 warrants...............     390.8          --          --         --          390.8
Other, net..............       1.0          --          --         --            1.0
                          --------     -------     -------      -----       --------
Net cash flow provided
 by (used for) financing
 activities.............    (548.8)      684.7       591.1         --          727.0
                          --------     -------     -------      -----       --------
Net increase (decrease)
 in cash and cash
 equivalents............    (324.8)      296.5       (58.2)        --          (86.5)
Cash and cash
 equivalents at
 beginning of year......     406.4       189.5       171.4         --          767.3
                          --------     -------     -------      -----       --------
Cash and cash
 equivalents at end of
 year...................  $   81.6     $ 486.0     $ 113.2      $  --       $  680.8
                          ========     =======     =======      =====       ========

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

                                                       1998
                          --------------------------------------------------------------
                                                       Non-
                                         Viacom     Guarantor               Viacom Inc.
                          Viacom Inc. International Affiliates Eliminations Consolidated
                          ----------- ------------- ---------- ------------ ------------
Net cash flow provided
 by (used for) operating
 activities.............   $  527.3     $ (303.7)    $ 640.5      $  --      $   864.1
                           --------     --------     -------      -----      ---------

Investing Activities:
Capital expenditures....         --        (88.6)     (514.9)        --         (603.5)
Acquisitions, net of
 cash acquired..........      (14.9)          --      (111.5)        --         (126.4)
Investments in and
 advances to affiliated
 companies..............         --         (3.6)      (96.7)        --         (100.3)
Proceeds from sale of
 short-term
 investments............         --        101.4          --         --          101.4
Purchases of short-term
 investments............         --       (151.6)         --         --         (151.6)
Proceeds from
 dispositions...........         --      4,677.3       272.8         --        4,950.1
Proceeds from sale of
 cost investments.......         --        131.7        35.6         --          167.3
Other, net..............         --         (6.9)      (11.7)        --          (18.6)
                           --------     --------     -------      -----      ---------
Net cash flow provided
 by (used for) investing
 activities.............      (14.9)     4,659.7     (426.4)         --        4,218.4
                           --------     --------     -------      -----      ---------

Financing Activities:
Borrowings (repayments)
 of credit agreements,
 net....................   (1,788.6)      (470.0)     (124.4)        --      (2,383.0)
Increase (decrease) in
 intercompany payables..    3,140.7     (3,100.7)      (40.0)        --             --
Repayment of notes and
 debentures.............     (202.6)      (666.7)         --         --         (869.3)
Purchase of treasury
 stock and warrants.....     (809.6)          --          --         --         (809.6)
Repurchase of Preferred
 Stock..................     (564.0)          --          --         --         (564.0)
Payment on capital lease
 obligations............         --        (20.6)      (90.1)        --         (110.7)
Payment of Preferred
 Stock dividends........      (64.8)          --          --         --          (64.8)
Proceeds from exercise
 of stock options and
 warrants...............      182.8           --          --         --          182.8
Other, net..............         --           --        11.1         --           11.1
                           --------     --------     -------      -----      ---------
Net cash flow provided
 by (used for) financing
 activities.............     (106.1)    (4,258.0)     (243.4)        --       (4,607.5)
                           --------     --------     -------      -----      ---------
Net increase (decrease)
 in cash and cash
 equivalents............      406.3         98.0       (29.3)        --          475.0
Cash and cash
 equivalents at
 beginning of year......         .1         91.5       200.7         --          292.3
                           --------     --------     -------      -----      ---------
Cash and cash
 equivalents at end of
 year...................   $  406.4     $  189.5     $ 171.4      $  --      $   767.3
                           ========     ========     =======      =====      =========

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


                                                       1997
                          ---------------------------------------------------------------
                                                       Non-
                                         Viacom     Guarantor                Viacom Inc.
                          Viacom Inc. International Affiliates  Eliminations Consolidated
                          ----------- ------------- ----------  ------------ ------------
Net cash flow provided
 by (used for) operating
 activities.............   $ 1,275.7    $   109.6   $(1,045.3)     $  --      $   340.0
                           ---------    ---------   ---------      -----      ---------
Investing Activities:
Capital expenditures....          --        (77.9)     (452.4)        --         (530.3)
Acquisitions, net of
 cash acquired..........       (46.9)          --      (308.2)        --         (355.1)
Investments in and
 advances to affiliated
 companies..............          --        (47.5)     (252.9)        --         (300.4)
Proceeds from sale of
 short-term
 investments............          --        139.8          --         --          139.8
Purchases of short-term
 investments............          --        (81.3)         --         --          (81.3)
Proceeds from
 dispositions...........          --      1,096.5     1,918.4         --        3,014.9
Other, net..............          --           .1        18.1         --           18.2
                           ---------    ---------   ---------      -----      ---------
Net cash flow provided
 by (used for) investing
 activities.............       (46.9)     1,029.7       923.0         --        1,905.8
                           ---------    ---------   ---------      -----      ---------
Financing Activities:
Borrowings (repayments)
 of credit agreements,
 net....................    (1,972.0)      (148.0)       27.7         --       (2,092.3)
Increase (decrease) in
 intercompany payables..       734.3       (939.2)      204.9         --             --
Purchase of treasury
 stock and warrants.....        (9.8)          --          --         --           (9.8)
Payment on capital lease
 obligations............          --        (21.8)      (44.4)        --          (66.2)
Payment of Preferred
 Stock dividends........       (60.0)          --          --         --          (60.0)
Proceeds from exercise
 of stock options and
 warrants...............        69.6           --          --         --           69.6
Other, net..............        (9.8)          --         6.0         --           (3.8)
                           ---------    ---------   ---------      -----      ---------
Net cash flow provided
 by (used for) financing
 activities.............    (1,247.7)    (1,109.0)      194.2         --       (2,162.5)
                           ---------    ---------   ---------      -----      ---------
Net increase (decrease)
 in cash and cash
 equivalents............       (18.9)        30.3        71.9         --           83.3
Cash and cash
 equivalents at
 beginning of year......        19.0         61.2       128.8         --          209.0
                           ---------    ---------   ---------      -----      ---------
Cash and cash
 equivalents at end of
 year...................   $      .1    $    91.5   $   200.7      $  --      $   292.3
                           =========    =========   =========      =====      =========

                                   PART III

Item 10. Directors and Executive Officers.

   The information contained in the Viacom Inc. Definitive Proxy Statement under the captions "Information Concerning Directors and Nominees" and "Compliance with Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Information with respect to the Executive Officers of the Company is included in Part I hereof.

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

                                     III-1

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) and (d) Financial Statements and Schedules (see Index on Page F-1)

   (b) Reports on Form 8-K

     Current Report on Form 8-K of Viacom Inc. with a Report Date of October 8, 1999, relating to an Amended and Restated Agreement and Plan of Merger providing for the merger of CBS Corporation with the Company or, under specified circumstances, Viacom/CBS LLC, a wholly owned subsidiary of the Company.

   (c) Exhibits (see index on Page E-1)

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Viacom Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          Viacom Inc.

                                          By:      /s/ Sumner M. Redstone
                                             ----------------------------------
                                                    Sumner M. Redstone,
                                                  Chairman of the Board of
                                                         Directors,
                                                  Chief Executive Officer

                                          By:     /s/ George S. Smith, Jr.
                                             ----------------------------------
                                                   George S. Smith, Jr.,
                                                   Senior Vice President,
                                                  Chief Financial Officer

                                          By:       /s/ Susan C. Gordon
                                             ----------------------------------
                                                      Susan C. Gordon,
                                                Vice President, Controller,
                                                  Chief Accounting Officer

Date: March 24, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

                 Signature                            Title                  Date
                 ---------                            -----                  ----

                   *                                 Director           March 24, 2000
___________________________________________
             George S. Abrams

        /s/ Philippe P. Dauman                       Director           March 24, 2000
___________________________________________
            Philippe P. Dauman

         /s/ Thomas E. Dooley                        Director           March 24, 2000
___________________________________________
             Thomas E. Dooley

                   *                                 Director           March 24, 2000
___________________________________________
                Ken Miller

                   *                                 Director           March 24, 2000
___________________________________________
             Brent D. Redstone
                   *                                 Director           March 24, 2000
___________________________________________
              Shari Redstone

                 Signature                            Title                  Date
                 ---------                            -----                  ----

        /s/ Sumner M. Redstone                       Director           March 24, 2000
___________________________________________
            Sumner M. Redstone

                   *                                 Director           March 24, 2000
___________________________________________
            Frederic V. Salerno

                   *                                 Director           March 24, 2000
___________________________________________
             William Schwartz

                   *                                 Director           March 24, 2000
___________________________________________
            Ivan Seidenberg


*By:  /s/ Michael D. Fricklas                                           March 24, 2000
  ---------------------------------
      Michael D. Fricklas
        Attorney-in-Fact
       for the Directors

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

     (c) Agreement and Plan of Merger, dated as of May 17, 1999, among Viacom International Inc., VSEG Acquisition Inc. and
         Spelling Entertainment Group Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Viacom Inc. with a Report Date of May 17, 1999) (File
         No. 1-9553).

     (d) Amended and Restated Agreement and Plan of Merger, dated as of September 6, 1999, as amended and restated as of October
         8, 1999 and as of November 23, 1999, among Viacom Inc., CBS
         Corporation and Viacom/CBS LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 333-88613).

 (3)     Articles of Incorporation and By-laws
     (a) Restated Certificate of Incorporation of Viacom Inc. (filed herewith).


     (b) By-laws of Viacom Inc. (incorporated by reference to
         Exhibit 3.3 to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 33-13812).

 (4) Instruments defining the rights of security holders, including indentures
     (a) Specimen certificate representing the Viacom Inc. Voting
         Common Stock (currently Class A Common Stock) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 33-13812).

     (b) Specimen certificate representing Viacom Inc. Class B Non-
         Voting Common Stock (incorporated by reference to Exhibit
         4(a) to the Quarterly Report on Form 10-Q of Viacom Inc.
         for the quarter ended June 30, 1990) (File No. 1-9553).

     (c) Amended and Restated Credit Agreement dated as of March 26,
         1997 among Viacom Inc.; the Bank parties thereto; The Bank of New York ("BNY"), Citibank N.A. ("Citibank"), Morgan
         Guaranty Trust Company of New York ("Morgan Guaranty"),
         Bank of America NT&SA ("BofA") and The Chase Manhattan Bank
         ("Chase"), as Managing Agents; BNY, as Documentation Agent;
         Citibank, as Administrative Agent; JP Morgan Securities
         Inc. ("JP Morgan") and BofA, as Syndication Agents; and the
         Agents and Co-Agents named therein (incorporated by reference to Exhibit 4(f) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1996)
         (File No. 1-9553) as amended by Amendment No. 1, dated as of June 30, 1997 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 1997) (File No. 1-9553), as further amended by Amendment No. 2, dated as of December 19, 1997

 Exhibit
   No.                     Description of Document                     Page No.
 -------                   -----------------------                     --------
         (incorporated by reference to Exhibit 4(e) to the Annual
         Report on Form 10-K of Viacom Inc. for the fiscal year
         ended December 31, 1997) (File No. 1-9553), as further
         amended by Amendment No. 3, dated as of May 21, 1999
         (incorporated by reference to Exhibit 10.1 to the Quarterly
         Report on Form 10-Q of Viacom Inc. for the quarter ended
         June 30, 1999) (File No. 1-9553), and as further amended by
         Amendment No. 4, dated as of September 27, 1999
         (incorporated by reference to Exhibit 10.1 to the Quarterly
         Report on Form 10-Q of Viacom Inc. for the quarter ended
         September 30, 1999) (File No. 1-9553), and Amended and
         Restated Credit Agreement dated as of March 26, 1997 among
         Viacom International Inc.; the Bank parties thereto; BNY,
         Citibank, Morgan Guaranty, BofA and Chase, as Managing
         Agents; BNY, as Documentation Agent; Citibank, as
         Administrative Agent; JP Morgan and BofA, as Syndication
         Agents; and the Agents and Co-Agents named therein
         (incorporated by reference to Exhibit 4(f) to the Annual
         Report on Form 10-K of Viacom Inc. for the fiscal year
         ended December 31, 1996) (File No. 1-9553), as amended by
         Amendment No. 1, dated as of May 21, 1999 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form
         10-Q of Viacom Inc. for the quarter ended June 30, 1999)
         (File No. 1-9553).


     (d) Credit Agreement, dated as of June 21, 1999, between
         Blockbuster Inc. and the banks named therein (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed by Blockbuster Inc.) (File No. 333-
         77899).

     (e) The instruments defining the rights of holders of the long-term debt securities of Viacom Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Viacom Inc. hereby agrees to furnish copies of these instruments to the Securities and Exchange
         Commission upon request.

 (10)    Material Contracts
     (a) Viacom Inc. 1989 Long-Term Management Incentive Plan (as amended and restated through April 23, 1990 as further amended and restated through April 27, 1995 and as further amended and restated through November 1, 1996)
         (incorporated by reference to Exhibit 10(a) to the Annual
         Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1996) (File No. 1-9553).*

     (b) Viacom Inc. 1994 Long-Term Management Incentive Plan (as amended and restated through April 27, 1995 and as further amended and restated through November 1, 1996)
         (incorporated by reference to Exhibit 10(b) to the Annual
         Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1996) (File No. 1-9553).*

     (c) Viacom Inc. 1997 Long-Term Management Incentive Plan (as amended and restated through July 29, 1999 and as further amended and restated through September 6, 1999)
         (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed by Viacom Inc.)
         (File No. 333-88613).*

     (d) Viacom Inc. Senior Executive Short-Term Incentive Plan (as amended and restated through March 27, 1996 and as further amended and restated through March 18, 1999) (incorporated by reference to Exhibit B to Viacom Inc.'s Definitive Proxy
         Statement dated April 16, 1999).*

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

---------------------
* Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c).

 Exhibit
   No.                     Description of Document                     Page No.
 -------                   -----------------------                     --------
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

     (i) Viacom Inc. Excess Investment Plan (incorporated by reference to Exhibit 4.1 to the Viacom Inc. Registration
         Statement on Form S-8) (File No. 1-9553).*

     (j) Excess Pension Plan for Certain Employees of Viacom
         International Inc. restated as of January 1, 1996 (filed herewith).*

     (k) Viacom Inc. Executive Severance Plan for Senior Vice
         Presidents (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended September 30, 1999) (File No. 1-9553).*

     (l) Employment Letter Agreement, dated September 6, 1999, between Viacom Inc. and Sumner M. Redstone (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 333-88613).*

     (m) Employment Letter Agreement, dated September 6, 1999, between Viacom Inc. and Mel Karmazin (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 333-88613).*

     (n) Agreement, dated as of January 1, 1996, between Viacom Inc.
         and Philippe P. Dauman (incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K of Viacom
         Inc. for the fiscal year ended December 31, 1995) (File No.
         1-9553), as amended by an Agreement dated August 20, 1998
         (incorporated by reference to Exhibit 10.1 to the Quarterly
         Report on Form 10-Q of Viacom Inc. for the quarter ended
         September 30, 1998) (File No. 1-9553).*

     (o) Agreement, dated September 6, 1999, between Viacom Inc. and
         Philippe P. Dauman (incorporated by reference to Exhibit
         10.5 to the Current Report on Form 8-K of Viacom Inc. with a Report Date of September 6, 1999) (File No. 1-9553).*

     (p) Agreement, dated as of January 1, 1996, between Viacom Inc.
         and Thomas E. Dooley (incorporated by reference to Exhibit
         10(m) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1995) (File No. 1-9553), as amended by an Agreement dated August 20, 1998
         (incorporated by reference to Exhibit 10.2 to the Quarterly
         Report on Form 10-Q of Viacom Inc. for the quarter ended
         September 30, 1998) (File No. 1-9553).*

     (q) Agreement, dated September 6, 1999, between Viacom Inc. and
         Thomas E. Dooley (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Viacom Inc. with a Report Date of September 6, 1999) (File No. 1-9553).*

     (r) Agreement, dated as of January 1, 1996, between Viacom Inc.
         and Michael D. Fricklas, as amended by an Agreement dated
         March 31, 1998, and as further amended by an Agreement dated October 12, 1998 (incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of Viacom
         Inc. for the fiscal year ended December 31, 1998) (File No.
         1-9553).*

     (s) Agreement, dated as of April 1, 1995, between Viacom Inc.
         and George S. Smith, Jr., as amended by an Agreement dated as of March 30, 1998 (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K of Viacom
         Inc. for the fiscal year ended December 31, 1997) (File No.
         1-9553).*

---------------------
* Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c).

 Exhibit
   No.                     Description of Document                     Page No.
 -------                   -----------------------                     --------
     (t) Service Agreement, dated as of March 1, 1994, between
         George S. Abrams and Viacom Inc. (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of
         Viacom Inc. for the fiscal year ended December 31, 1994)
         (File No. 1-9553).*


     (u) Blockbuster Entertainment Corporation ("BEC") stock option plans* assumed by Viacom Inc. after the Blockbuster Merger consisting of the following:
         (i) BEC's 1989 Stock Option Plan (incorporated by reference to BEC's Proxy Statement dated March 31,
                1989).

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

     (v) Stock Purchase Agreement, dated as of May 17, 1998, among
         Viacom International Inc., Pearson Inc., and Pearson plc
         (incorporated by reference to Exhibit 10.1 to the Quarterly
         Report on Form 10-Q of Viacom Inc. for the quarter ended
         June 30, 1998)
         (File No. 1-9553), as amended by Amendment No. 1 dated as of November 25, 1998 (incorporated by reference to Exhibit
         10(v) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1998) (File No. 1-9553).

 (11)    Statements re Computation of Net Earnings Per Share

 (21)    Subsidiaries of Viacom Inc.

 (23)    Consents of Experts and Counsel
     (a) Consent of PricewaterhouseCoopers LLP

 (24)    Powers of Attorney

 (27)    Financial Data Schedule

---------------------
* Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c).

                         VIACOM INC. AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Item 14a

   The following consolidated financial statements and schedule of the registrant and its subsidiaries are submitted herewith as part of this report:

                                                                     Reference
                                                                     (Page/s)
                                                                    -----------
  1. Report of Independent Accountants............................        II-23
  2. Management's Statement of Responsibility for Financial               II-24
     Reporting....................................................
  3. Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997.............................        II-25
  4. Consolidated Balance Sheets as of December 31, 1999 and              II-26
     1998.........................................................
  5. Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997.............................        II-27
  6. Consolidated Statements of Shareholders' Equity and
     Comprehensive Income for the years ended December 31, 1999,
     1998 and 1997................................................        II-28
  7. Notes to Consolidated Financial Statements...................  II-29-II-66

  Financial Statement Schedule:
     II. Valuation and qualifying accounts........................          F-2

   All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

                          VIACOM INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (Millions of dollars)

         Col. A            Col. B         Col. C          Col. D      Col. E
------------------------ ---------- ------------------- ----------  ----------
                         Balance at Charged to Charged              Balance at
                         Beginning  Costs and  to Other               End of
      Description        of Period   Expenses  Accounts Deductions    Period
------------------------ ---------- ---------- -------- ----------  ----------
Allowance for doubtful
 accounts:
  Year ended December
   31, 1999.............   $ 98.7     $33.5     $ 8.1     $ 30.8      $109.5
  Year ended December
   31, 1998.............   $ 99.8     $29.5     $18.3     $ 48.9(A)   $ 98.7
  Year ended December
   31, 1997.............   $101.3     $83.1     $(6.2)    $ 78.4(B)   $ 99.8

Valuation allowance on
 deferred tax assets:
  Year ended December
   31, 1999.............   $ 88.3     $  --     $ 3.8     $ (3.9)     $ 96.0
  Year ended December
   31, 1998.............   $106.8     $  --     $  --     $ 18.5      $ 88.3
  Year ended December
   31, 1997.............   $ 81.8     $25.0     $  --     $   --      $106.8

Reserves for inventory
 obsolescence:
  Year ended December
   31, 1999.............   $ 56.7     $18.5     $16.8     $ 58.8(C)   $ 33.2
  Year ended December
   31, 1998.............   $150.6     $25.7     $(8.1)    $111.5      $ 56.7
  Year ended December
   31, 1997.............   $105.8     $98.9     $  --     $ 54.1(C)   $150.6

---------------------
Notes:
(A) Primarily related to the sale of Non-Consumer Publishing and amounts written off, net of recoveries.
(B) Includes amounts written off, net of recoveries and amounts related to discontinued operations.
(C) Primarily related to the second quarter 1997 Blockbuster charge associated with the reduction in the carrying value of excess inventory.