Form 10-K405/A
period 1999-12-31
VIACOM INC
filed 2000-04-28
CIK 813828

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

                             ----------------------

                                 ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NUMBER 1-9553

                             ----------------------
                                  VIACOM INC.
             (Exact Name Of Registrant As Specified In Its Charter)
                             ----------------------

           Delaware                                           04-2949533
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation Or Organization)                            Identification No.)

     1515 Broadway, New York, NY                                 10036
(Address of Principal Executive Offices)                       (Zip Code)

       Registrant's telephone number, including area code (212) 258-6000
                             ----------------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                                                    Name of Each Exchange on
                             Title of Each Class                                        Which Registered
                             -------------------                                        ----------------
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

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes[X]  No[ ]

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

================================================================================

                                  VIACOM INC.

     Viacom Inc. hereby amends the following items, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as set forth in the pages attached hereto:

  PART III

     Item 10.  Directors and Executive Officers.

     Item 11.  Executive Compensation.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Item 13.  Certain Relationships and Related Transactions.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Viacom Inc. has duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized.


                                    Viacom Inc.



                                    By /s/ Michael D. Fricklas
                                       ---------------------------------
                                             Michael D. Fricklas
                                            Senior Vice President,
                                         General Counsel and Secretary

Date: April 28, 2000

                                    PART III

Item 10.  Directors and Executive Officers.

     This information is provided under the captions "Information Concerning Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance". Information with respect to the Executive Officers of Viacom Inc. (the "Company") is included in Part I hereof.

Item 11.  Executive Compensation.

     This information is provided under the captions "Directors' Compensation" and "Executive Compensation".

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     This information is provided under the caption "Security Ownership of Certain Beneficial Owners and Management".

Item 13.  Certain Relationships and Related Transactions.

     This information is provided under the captions "Compensation Committee Interlocks and Insider Participation" and "Related Transaction".

                                    PART III

                        INFORMATION CONCERNING DIRECTORS


    Set forth below is certain information concerning each director of the Company.

                                                      Company Offices and
Director*                                            Principal Occupation**
---------                                            ----------------------
George S. Abrams                Attorney associated with the law firm of Winer and Abrams in
  Age 68                        Boston, Massachusetts since 1969.  Mr. Abrams served as the
Director since 1987             General Counsel and Staff Director of the United States Senate
                                Judiciary Subcommittee on Refugees from 1965 through 1968.  He is currently a member of the Boards of Trustees and Visiting
                                Committees of a number of art museums, arts-related
                                organizations and educational institutions, including The
                                European Fine Arts Foundation, the Museum of Fine Arts in
                                Boston, and the Harvard University Art Museums.  Mr. Abrams is
                                a director of NAI and Sonesta International Hotels Corporation.



Philippe P. Dauman              Deputy Chairman of the Company since 1996 and Executive Vice
  Age 46                        President since 1994.  From 1993 to 1998, Mr. Dauman also
Director since 1987             served as General Counsel and Secretary of the Company.  Prior
                                to that, he was a partner in the law firm of Shearman &
                                Sterling in New York, which he joined in 1978.  Mr. Dauman is a director of Blockbuster, NAI and Lafarge Corporation.


Thomas E. Dooley                Deputy Chairman of the Company since 1996 and Executive Vice
  Age 43                        President since 1994.  From 1992 to 1994, Mr. Dooley served as
Director since 1996             Senior Vice President, Corporate Development of the Company.
                                From 1993 to 1994, he also served as President, Interactive
                                Television.  Prior to that, he held various positions in the
                                Company's corporate and divisional finance areas.  Mr. Dooley is a director of Blockbuster, LaBranche & Co. and Uproar Inc.




                                     III-1

Ken Miller                      Vice Chairman of Credit Suisse First Boston Corporation since
  Age 57                        1994.  Mr. Miller served as President, Chief Executive Officer
Director since 1987             of The Lodestar Group, an investment firm, from 1988 to 1994.
                                Prior to that, he was Vice Chairman of Merrill Lynch Capital
                                Markets.  Mr. Miller is a director of New York City Investment
                                Partnership, Refugees International and United Nations
                                Association.



Brent D. Redstone               Director of NAI.  Mr. Redstone served as Special Counsel to
  Age 49                        the law firm of Davis, Graham and Stubbs, L.L.P. in Denver,
Director since 1991             Colorado from July 1998 to January 2000.  He previously served as a member of the Board of Directors of the American
                                Prosecutors Research Institute, located in Alexandria,
                                Virginia.  He served as Assistant District Attorney for
                                Suffolk County, Massachusetts from 1977 to 1991.



Shari Redstone                  President of NAI since January 2000.  Prior to that, Ms.
  Age 46                        Redstone served as Executive Vice President of NAI since 1994.
Director since 1994             She practiced law from 1978 to 1993; her practice included corporate law, estate planning and criminal law.  Ms. Redstone participated on the Executive Committee at the Boston
                                University School of Law in the early 1980s.  She is currently a member of the Board of Directors at Combined Jewish
                                Philanthropies and Co-Chairman of the NO'AR Youth Committee at
                                Combined Jewish Philanthropies.  Ms. Redstone is a member of the Board of Directors and Executive Committee for the
                                National Association of Theatre Owners, Co-Chairman of
                                MovieTickets.com, Inc., Chairman and Chief Executive Officer
                                of CineBridge Ventures, Inc. and a member of the Board of
                                Trustees at Dana Farber Cancer Institute.  She also is a
                                member of the Board of Trustees at Tufts University and a
                                member of the Advisory Committee for Tufts Hillel.  Ms.
                                Redstone is a director of NAI.



                                     III-2

Sumner M. Redstone              Chairman of the Board of the Company since 1987 and Chief
  Age 76                        Executive Officer since 1996.  Mr. Redstone has served as
Director since 1986             Chairman of the Board of NAI since 1986 and Chief Executive
                                Officer of NAI since 1967.  He also served as President of NAI from 1967 through 1999.  He is a member of the Advisory
                                Council for the Academy of Television Arts and Sciences
                                Foundation and is on the Board of Trustees for The Museum of
                                Television and Radio.  Mr. Redstone served as the first
                                Chairman of the Board of the National Association of Theatre
                                Owners and is currently a member of its Executive Committee.
                                Since 1982, Mr. Redstone has been a member of the faculty of
                                Boston University Law School, where he has lectured on
                                entertainment law, and since 1994, he has been a Visiting
                                Professor at Brandeis University.  Mr. Redstone graduated from
                                Harvard University in 1944 and received an LL.B. from Harvard
                                University School of Law in 1947.  Upon graduation, Mr.
                                Redstone served as Law Secretary with the United States Court of Appeals, and then as a Special Assistant to the United
                                States Attorney General.



Frederic V. Salerno             Senior Executive Vice President and Chief Financial
  Age 56                        Officer/Strategy and Business Development of Bell Atlantic
Director since 1994             Corporation ("Bell Atlantic") since August 1997.  Prior to the merger of Bell Atlantic and NYNEX Corporation ("NYNEX"), Mr.
                                Salerno served as Vice Chairman -- Finance and Business
                                Development of NYNEX from 1994 to 1997.  Mr. Salerno was Vice
                                Chairman of the Board of NYNEX and President of the Worldwide
                                Services Group from 1991 to 1994.  Mr. Salerno is a director of Avnet Inc., The Bear Stearns Companies, Inc., Bell
                                Atlantic, KeySpan Energy Corp. and The Hartford Financial
                                Services Group, Inc.


                                     III-3

William Schwartz                Counsel to Cadwalader, Wickersham & Taft since 1988.  Mr.
  Age 66                        Schwartz also served as Vice President for Academic Affairs
Director since l987             (the chief academic officer) of Yeshiva University from 1993 to July 1998 and has been University Professor of Law at
                                Yeshiva University and the Cardozo School of Law since 1991.
                                He was Dean of the Boston University School of Law from 1980 to 1988 and a professor of law at Boston University from 1955 to 1991.  Mr. Schwartz was Chairman of the Board of UST
                                Corporation and is a member of the Advisory Board of WCI
                                Steel, Inc.  He is an honorary member of the National College of Probate Judges.  He served as Chairman of the Boston
                                Mayor's Special Commission on Police Procedures and was
                                formerly a member of the Legal Advisory Board of the New York
                                Stock Exchange.



Ivan G. Seidenberg              Chairman of the Board of Bell Atlantic since December 31, 1998
  Age 53                        and Chief Executive Officer since June 1998.  Mr. Seidenberg
Director since 1995             served as Vice Chairman, President and Chief Operating Officer
                                of Bell Atlantic from 1997 to 1998.  Prior to the merger of
                                Bell Atlantic and NYNEX, he served as Chairman and Chief
                                Executive Officer of NYNEX since 1995 and before that as
                                President and Chief Executive Officer of NYNEX from January
                                1995 to March 1995.  Previously, he served as President and
                                Chief Operating Officer of NYNEX during 1994 and as Vice
                                Chairman of NYNEX from 1991 to 1995.  Mr. Seidenberg became a director of NYNEX in 1991.  He is also a director of American
                                Home Products Corporation, Boston Properties, Inc., CVS
                                Corporation and Honeywell International Inc.


________________________

* Brent Redstone is the son of Sumner Redstone, and Shari Redstone is Sumner Redstone's daughter. None of the other directors is related to any other director or executive officer of the Company by blood, marriage or adoption.
** NAI and Blockbuster are affiliates of the Company. None of the other corporations or organizations indicated herein is a parent, subsidiary or other affiliate of the Company.

                                     III-4

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


    Set forth below, as of April 1, 2000, is certain information concerning beneficial ownership of each equity security of the Company and Blockbuster by
(i) each director of the Company, (ii) each of the executive officers whose individual compensation is disclosed in the tables that appear on subsequent pages, and (iii) current directors and executive officers of the Company as a group. Also set forth below, as of April 1, 2000, is certain information concerning beneficial ownership of each equity security of the Company by holders of 5% or more of the Class A Common Stock.

                    Beneficial Ownership of Equity Securities

                                                                              Number of          Option        Percent
            Name                       Title of Equity Security              Equity Shares      Shares(1)      of Class
            ----                       ------------------------              -------------      ---------      --------
George S. Abrams                         Viacom Class A Common                 14,980(2)              --         (10)
                                         Viacom Class B Common                 15,715(2)          45,000         (10)
                                       Blockbuster Class A Common                  --                 --           --
                                       Blockbuster Class B Common                  --                 --           --

Philippe P. Dauman                       Viacom Class A Common                  2,121(3)              --         (10)
                                         Viacom Class B Common                 17,485(3)       1,490,000         (10)
                                       Blockbuster Class A Common               5,000                 --         (10)
                                       Blockbuster Class B Common                  --                 --           --

Thomas E. Dooley                         Viacom Class A Common                  4,226(3)              --         (10)
                                         Viacom Class B Common                  5,090(3)       1,464,000         (10)
                                       Blockbuster Class A Common               5,000                 --         (10)
                                       Blockbuster Class B Common                  --                 --           --

Michael D. Fricklas                      Viacom Class A Common                     46(3)              --         (10)
                                         Viacom Class B Common                    913(3)          85,333         (10)
                                       Blockbuster Class A Common               1,000                 --         (10)
                                       Blockbuster Class B Common                  --                 --           --

Ken Miller                               Viacom Class A Common                 13,523(2)              --         (10)
                                         Viacom Class B Common                 13,809(2)          45,000         (10)
                                       Blockbuster Class A Common                  --                 --           --
                                       Blockbuster Class B Common                  --                 --           --

National Amusements, Inc.                Viacom Class A Common             93,658,828(4)              --        68.0%
200 Elm Street                           Viacom Class B Common            104,334,828(4)              --        19.1%
Dedham, MA  02026                      Blockbuster Class A Common         144,000,000(5)              --        82.3%
                                       Blockbuster Class B Common         144,000,000(5)              --       100.0%

Brent D. Redstone                        Viacom Class A Common                     --(6)              --           --
                                         Viacom Class B Common                     --(6)              --           --
                                       Blockbuster Class A Common                  --(6)              --           --
                                       Blockbuster Class B Common                  --(6)              --           --

                                     III-5

                                                                              Number of          Option        Percent
            Name                       Title of Equity Security              Equity Shares      Shares(1)      of Class
            ----                       ------------------------              -------------      ---------      --------
Shari Redstone                           Viacom Class A Common                     --(6)              --           --
                                         Viacom Class B Common                     --(6)              --           --
                                       Blockbuster Class A Common                  --(6)              --           --
                                       Blockbuster Class B Common                  --(6)              --           --

Sumner M. Redstone                       Viacom Class A Common             93,658,988(4)              --        68.0%
                                         Viacom Class B Common            104,334,988(4)       2,583,333        19.1%
                                       Blockbuster Class A Common         144,000,000(5)              --        82.3%
                                       Blockbuster Class B Common         144,000,000(5)              --       100.0%

Frederic V. Salerno                      Viacom Class A Common                  1,143(2)              --         (10)
                                         Viacom Class B Common                  1,147(2)          25,000(7)      (10)
                                       Blockbuster Class A Common               5,000                 --         (10)
                                       Blockbuster Class B Common                  --                 --           --

William Schwartz                         Viacom Class A Common                 14,296(2)              --         (10)
                                         Viacom Class B Common                 14,571(2)          45,000         (10)
                                       Blockbuster Class A Common                  --                 --           --
                                       Blockbuster Class B Common                  --                 --           --

Ivan Seidenberg                          Viacom Class A Common                  1,055(2)              --         (10)
                                         Viacom Class B Common                  1,058(2)          22,000(7)      (10)
                                       Blockbuster Class A Common                  --                 --           --
                                       Blockbuster Class B Common                  --                 --           --

George S. Smith, Jr.                     Viacom Class A Common                  9,169(3)              --         (10)
                                         Viacom Class B Common                  9,991(3)         146,666         (10)
                                       Blockbuster Class A Common               1,000                 --         (10)
                                       Blockbuster Class B Common                  --                 --           --

Capital Research and                     Viacom Class A Common              8,251,800(8)              --         6.0%
Management Company
333 South Hope Street
Los Angeles, CA  90071

Mario J. Gabelli                         Viacom Class A Common             11,898,000(9)              --         8.6%
Gabelli Funds, Inc.
One Corporate Center
Rye, NY  10580-1434

Current directors and                    Viacom Class A Common                 62,189(2)(3)            0         (10)
executive officers as a                  Viacom Class B Common                 99,049(2)(3)    3,730,531         (10)
group other than Mr.                   Blockbuster Class A Common              22,700                 --         (10)
Sumner Redstone (17 persons)           Blockbuster Class B Common                  --                 --           --

                                     III-6

__________
NOTES:

(1) Reflects shares subject to options to purchase such shares which on April 1, 2000 were unexercised but were exercisable within a period of 60 days from that date. These shares are excluded from the column headed "Number of Equity Shares".

(2) Includes Class A Common Stock units and Class B Common Stock units credited as of January 1, 2000 to Messrs. Abrams, Miller, Salerno, Schwartz and Seidenberg pursuant to the Deferred Compensation Plan described below under which their directors' fees are converted into stock units.

(3) Includes shares held through the Company's 401(k) Plan as of December 31, 1999.

(4) Except for 160 shares of each class of Common Stock owned directly by Mr. Redstone, all shares are owned beneficially by NAI. Mr. Redstone is the beneficial owner of the controlling interest in NAI and, accordingly, beneficially owns all such shares.

(5) All shares are owned beneficially by the Company. Mr. Redstone is the beneficial owner of the controlling interest in the Company and, accordingly, beneficially owns all such shares. Each share of Blockbuster Class B Common Stock is convertible at the option of the holder thereof into one share of Blockbuster Class A Common Stock. As a result, NAI and Mr. Redstone are also deemed to beneficially own 144,000,000 shares of Blockbuster Class A Common Stock.

(6) Brent Redstone and Shari Redstone are stockholders of NAI and, accordingly, each has a significant indirect beneficial interest in the Company shares owned by NAI and the Blockbuster shares owned by the Company.

(7)  Held for the benefit of Bell Atlantic.

(8) Capital Research and Management Company, an investment advisor, filed with the Securities and Exchange Commission (the "Commission") a Statement on
     Schedule 13G (the "Capital Statement"), dated February 10, 2000, reporting beneficial ownership as of December 31, 1999 of 8,251,800 shares of Class A Common Stock, representing approximately 6.0% of the outstanding shares of such class. The Capital Statement reported that the shares are generally held for investment and that Capital Research and Management Company has sole investment power but does not have voting power over such shares.

(9) Mario J. Gabelli and various entities, including investment companies, which he directly or indirectly controls or for which he acts as chief investment officer, filed with the Commission Amendment No. 4 to their Statement on Schedule 13D (the "Gabelli Statement"), dated January 27, 2000 reporting an aggregate beneficial ownership of 11,898,000 shares of Class A Common Stock, representing approximately 8.6% of the outstanding shares of such class. The Gabelli Statement reported that the shares are generally held for investment and that the entities reporting beneficial ownership generally have sole investment and voting power over such shares.

(10) Less than 1%.

                                     III-7

                            DIRECTORS' COMPENSATION


    Directors of the Company who are not officers or employees of the Company or NAI or members of their immediate family ("Outside Directors") are entitled to receive the directors' fees and are eligible to participate in the Company's deferred compensation and stock option plans described below. Messrs. Abrams, Miller, Salerno, Schwartz and Seidenberg were Outside Directors for the entire 1999 calendar year. In 1999, only Outside Directors received any compensation for services as a director.

    Directors' Fees.  Outside Directors received the following fees for 1999:
    ---------------
(i) a quarterly retainer of $12,500 for 1999; (ii) a per meeting attendance fee of $1,500 for each Board meeting; (iii) a per meeting attendance fee of $1,500 for each meeting of the Audit Committee and Compensation Committee; and (iv) a $7,500 annual retainer fee for the Chairman of the Audit Committee (currently Mr. Salerno), for the Chairman of the Compensation Committee (currently Mr. Schwartz) and for the Chairman of the Governance and Nominations Committee (currently Mr. Abrams). No additional fees or retainers are paid for attendance at meetings of the Senior Executive Compensation Committee held on the same day on which a meeting of the Compensation Committee is held or for the Chairman of the Senior Executive Compensation Committee.

    Deferred Compensation Plan.  Since 1989, Messrs. Abrams, Miller and Schwartz
    --------------------------
have deferred payment of their retainer and attendance fees, and since the beginning of 1999, Messrs. Salerno and Seidenberg have deferred payment of their retainer and attendance fees, pursuant to the Company's unfunded Deferred Compensation Plan; these amounts are deemed invested in the number of stock units equal to the number of shares of Common Stock such amounts would have purchased when deferred. Payment will be made in a lump sum or in three or five annual installments starting seven months after their retirement, with the value of the stock units determined by reference to the fair market values of the Class A Common Stock and Class B Common Stock at that time and, in the case of installment payments, credited with interest. For 1999, the stock unit accounts of Messrs. Abrams, Miller, Salerno, Schwartz and Seidenberg were credited with 970; 869; 1,143; 984 and 1,055 Class A Common Stock units and 975; 873; 1,147;
987 and 1,058 Class B Common Stock units, respectively.

    1993 and 1994 Outside Directors' Stock Option Plans.  Each Outside Director
    ---------------------------------------------------
has received an annual grant of stock options to purchase 3,000 shares of Class B Common Stock since November 1994 when the Company's 1994 Outside Directors' Stock Option Plan (the "1994 Plan") was adopted. Each Outside Director who had served as an Outside Director since 1989 also received a one-time grant under the 1994 Plan in November 1994 of stock options to purchase 20,000 shares of Class B Common Stock. In addition, Messrs. Abrams, Miller, Salerno, Schwartz and Seidenberg received a grant of non-qualified stock options to purchase 10,000 shares of Class B Common Stock when the Company's Outside Directors' Stock Option Plan (the "1993 Plan") was adopted in May 1993 or when such person was elected or appointed to the Board. The per share exercise price of each grant under the 1993 and 1994 Plans has been

                                     III-8
the closing price of a share of Class B Common Stock on the American Stock Exchange or the New York Stock Exchange ("NYSE") on the date of grant. On August 1, 1999, Messrs. Abrams, Miller, Salerno, Schwartz and Seidenberg each received an annual grant under the 1994 Plan to purchase 3,000 shares of Class B Common Stock, with a per share exercise price of $41.938 (the closing price of a share of Class B Common Stock on the NYSE on the date of grant).

    Retirement Income Plan.  The current Outside Directors are eligible to
    ----------------------
participate in the unfunded, non-qualified Retirement Income Plan established in 1989. Pursuant to this plan, such Outside Directors will receive annual payments commencing on such director's retirement equal to 100% of the amount of the annual Board retainer at the time of such retirement (not including meeting attendance fees or the annual retainer for serving as Chairman of the Audit, Compensation or Governance and Nominations Committee), provided he has served on the Board for at least three years. The Plan provides that such director or his estate will receive such annual payments for the number of years of such director's service on the Board. Outside Directors appointed or elected after January 1, 1999 are not eligible to participate in this plan.

                                     III-9

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


    Messrs. Abrams, Miller, Brent Redstone, Salerno, Schwartz and Seidenberg and Ms. Shari Redstone were members of the Compensation Committee for the entire 1999 calendar year.

    Shari Redstone is an executive officer and director of NAI. Mr. Dauman, an executive officer of the Company, is a director of the Company and NAI.

    George S. Abrams, a director of the Company and NAI, entered into an agreement with the Company in 1994 to provide legal and governmental consulting services for the Company. During the fiscal year ended December 31, 1999, the Company made payments to Mr. Abrams for such services in the aggregate amount of $120,000.

    Ken Miller, a director of the Company, is Vice Chairman of Credit Suisse First Boston Corporation. Credit Suisse First Boston Corporation has performed, and, in the future, is expected to perform from time to time, investment banking services for the Company.

    Brent Redstone, a director of the Company and NAI, was associated until January, 2000 with the law firm of Davis, Graham and Stubbs, L.L.P. which has performed, both prior to and after Mr. Redstone became associated with the firm, and, in the future, is expected to perform from time to time, legal services for the Company.

    NAI, the Company's major stockholder, licenses films in the ordinary course of its business for its motion picture theaters from all major studios including Paramount Pictures, a division of the Company. During the fiscal year ended December 31, 1999, NAI made payments to Paramount Pictures in the aggregate amount of approximately $15,270,471 to license Paramount Pictures films. NAI licenses films from a number of unaffiliated companies and the Company believes that the terms of the licenses between NAI and Paramount Pictures were no less favorable to Paramount Pictures than licenses between unaffiliated companies and NAI were to such unaffiliated companies. The Company expects to continue to license Paramount Pictures films to NAI upon similar terms in the future.

    Mr. Redstone and NAI own an aggregate of approximately 25.3% of the common stock of Midway Games Inc. ("Midway"). During the fiscal year ended December 31, 1999, Blockbuster purchased approximately $15,740,000 of home video games from Midway. The Company believes that the terms of these purchases were no less favorable to the Company than it would have obtained from parties in which there was no such ownership interest. The Company expects to purchase video games from Midway in the future.

                                     III-10

                             EXECUTIVE COMPENSATION


Report of the Compensation Committee and the Senior Executive Compensation Committee on Executive Compensation


    The Compensation Committee and the Senior Executive Compensation Committee (collectively, the "Committee") of the Board of Directors has furnished the following report on executive compensation for fiscal 1999.

    All members of the Compensation Committee and the Senior Executive Compensation Committee are non-employee directors. The Compensation Committee reviews and approves the Company's executive compensation. The Senior Executive Compensation Committee reviews and approves compensation for executive officers, if their compensation is, or may become, subject to Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Independent compensation consultants have advised the Committee from time to time with respect to the Company's long-term incentive compensation plans since 1987.

    The objectives of the executive compensation package for the Company's executive officers (other than the Chief Executive Officer) are to:

     . Set levels of annual salary and bonus compensation that will attract and retain superior executives in the highly competitive environment of entertainment and media companies;

     . Provide annual bonus compensation for executive officers that varies with the Company's financial performance and reflects the executive officer's individual contribution to that performance;

     . Provide long-term compensation that is tied to the Company's stock price so as to focus the attention of the executive officers on managing the Company from the perspective of an owner with an equity stake; and

     . Emphasize performance-based compensation, through annual bonus compensation and long-term compensation, over fixed compensation.

    The Committee evaluates the competitiveness of its executive compensation packages based on information from a variety of sources, including information supplied by consultants and information obtained from the media or from the Company's own experience. The Committee also focuses on executive compensation offered by the members of the peer group included in the Performance Graphs set forth on subsequent pages. At times, the Committee also evaluates compensation relative to a broader range of companies, whether or not included in such peer group, that have particular lines of business comparable to those of the Company.

                                     III-11

Compliance with Internal Revenue Code Section 162(m)
----------------------------------------------------

    Section 162(m) of the Code generally limits to $1 million the federal tax deductibility of compensation (including stock options) paid to the Company's Chief Executive Officer and the other four executive officers whose compensation is individually disclosed in the tables that appear on subsequent pages (the "named executive officers"). The tax law includes an exception to the deduction limitation for deferred compensation paid to an executive officer when he is no longer subject to Section 162(m). Performance based compensation (including stock options) is also subject to an exception, provided such compensation meets certain requirements, including stockholder approval.

    Compensation for the Company's executive officers is comprised of base salary, annual bonus compensation, long-term compensation in the form of stock options and deferred compensation for any executive officer whose annual base salary exceeds $1 million. The annual bonus plan for most of the Company's executive officers (the "Senior Executive STIP") and the Company's stock option plans (the "LTMIP") were designed to comply with the exception for performance-based compensation. The Senior Executive STIP provides objective performance-based annual bonuses, subject to a maximum limit of eight (8) times the executive's annual salary compensation, consisting of base salary plus any deferred compensation. Long-term compensation for the Company's executive officers has been provided through grants of LTMIP stock options. It is expected that long-term compensation for future years will continue to be provided through grants of LTMIP stock options. The stockholders of the Company have approved the Senior Executive STIP and the LTMIP.

Annual Salary Compensation
--------------------------

    Annual salary compensation levels for executive officers are designed to be consistent with competitive practice and level of responsibility. Annual salary compensation for 1999 consisted of base salary and, for the Deputy Chairmen, deferred compensation.

Annual Bonus Compensation
-------------------------

    Annual bonus compensation for 1999 for the named executive officers was provided under the Senior Executive STIP. In accordance with the Senior Executive STIP and as permitted by Section 162(m) of the Code, the Senior Executive Compensation Committee established performance criteria and target awards for these executive officers. The performance criteria related to the attainment of a specified level of operating income for the Company as a whole. For this purpose, the Senior Executive STIP uses the EBITDA definition of revenues less operating expenses (other than depreciation, amortization and non-recurring charges) to define "operating income".

    The level of the Senior Executive STIP annual bonuses for 1999 for most of the Company's executive officers (other than the Chief Executive Officer and the Deputy Chairmen) was based on the determination of the Senior Executive Compensation Committee that the performance criteria established for 1999 had been achieved. The Senior Executive

                                     III-12

Compensation Committee considered a number of factors, including the role played by the executive officers in helping the Company achieve record operating results, complete the initial public offering of the Blockbuster common stock (the "Blockbuster IPO"), purchase the minority interest in Spelling held by the public (the "Spelling Purchase") and take steps toward effectuating the merger of CBS Corporation with the Company (the "CBS Merger"), and awarded the annual bonuses set forth in the Summary Executive Compensation Table.

    Pursuant to agreements entered into with the Company on September 6, 1999, Messrs. Dauman and Dooley have agreed to resign from the Company shortly before the CBS Merger. Messrs. Dauman and Dooley will each continue to serve as Deputy Chairman and Executive Vice President of the Company through that time. The terms of these agreements are described below under "Employment and Severance Agreements". In accordance with the terms of these agreements and in consideration of the crucial role played by these executives in helping the Company achieve its record operating results for 1999, complete the Blockbuster IPO and the Spelling Purchase, and effect the CBS Merger, the Senior Executive Compensation Committee awarded the annual bonuses to these executives set forth in the Summary Executive Compensation Table.

    Annual bonus compensation for the Company's executive officers not participating in the Senior Executive STIP was provided under the Company's Short-Term Incentive Plan based on individual performance and the Company's financial performance.

Long-Term Compensation
-----------------------

    The Committee believes that the use of equity-based long-term compensation plans appropriately links executive interests to enhancing stockholder value.

    Annual grants of LTMIP stock options for Class B Common Stock are generally awarded to the Company's executive officers in August of each year. The grants of LTMIP stock options for Class B Common Stock awarded to the Company's executive officers (other than the Chief Executive Officer and the Deputy Chairmen) in August 1999 represented such executives' grants for 1999 and 2000; these stock options have an extended vesting period of five years. The $41.938 exercise price of the 1999/2000 stock options grants was set at the fair market value of the Class B Common Stock on the date of grant. The stock options have a ten-year term from the date of grant.

    The size of the grant to each executive was within the range assigned to the executive's relative level of responsibility. In determining the amounts awarded, the Senior Executive Compensation Committee considered the amounts awarded in prior years, as adjusted for changes in responsibility and the provisions of executives' employment agreements.

    Consistent with the terms of their employment agreements, Messrs. Dauman and Dooley did not receive a stock option grant in 1999.

                                     III-13

Chief Executive Officer's Compensation
--------------------------------------

    Mr. Redstone, the Chairman of the Board, Chief Executive Officer and controlling stockholder of the Company, has waived payment of any salary or bonus compensation for his services as Chief Executive Officer of the Company for the period prior to the CBS Merger. Mr. Redstone did not receive a stock option grant in 1999.

    The Company has entered into an employment agreement with Mr. Redstone to serve as its Chairman and Chief Executive Officer following the effective time of the CBS Merger. The terms of that agreement are described below under "Employment and Severance Agreements". Effective upon the CBS Merger, Mr. Redstone will receive a grant of options to purchase 2,000,000 shares of Class B Common Stock, vesting in three equal annual installments.


Members of the                       Members of the Senior Executive
Compensation Committee:              Compensation Committee:

George S. Abrams                     Frederic V. Salerno
Ken Miller                           William Schwartz, Chairman
Brent D. Redstone                    Ivan Seidenberg
Shari Redstone
Frederic V. Salerno
William Schwartz, Chairman
Ivan Seidenberg

                                     III-14

                      Summary Executive Compensation Table

The following table sets forth information concerning total compensation for the Chief Executive Officer and the four most highly compensated executive officers of the Company who served in such capacities during 1999 for services rendered to the Company during each of the last three fiscal years.


                                                   Annual Compensation (1)       Long-Term Compensation
                                                   -----------------------       ----------------------
                                                                                       Awards
                                                                                       ------
                                                                                      Securities
     Name and Principal Position                                      Other Annual    Underlying      All Other
        at End of Fiscal 1999          Year    Salary      Bonus     Compensation(2)  Options(3)   Compensation(4)
        ---------------------          ----    ------      -----     ---------------  ----------   ---------------
Sumner M. Redstone                     1999  $        0  $        0        $114,042            0         $      0
Chairman, Chief Executive Officer      1998           0           0              --    4,000,000                0
                                       1997           0           0              --    1,500,000                0

Philippe P. Dauman                     1999   1,881,000   8,119,000              --            0          107,563
Deputy Chairman, Executive  Vice       1998   1,710,000   6,000,000              --    2,000,000          103,288
President                              1997   1,100,000   2,750,000              --      600,000           73,530


Thomas E. Dooley                       1999   1,881,000   8,119,000              --            0          107,563
Deputy Chairman, Executive Vice        1998   1,710,000   6,000,000              --    2,000,000          103,288
President                              1997   1,100,000   2,750,000              --      600,000           73,530


Michael D. Fricklas                    1999     600,000     750,000              --      110,000           18,750
Senior Vice President,                 1998     529,711     550,000              --            0           18,750
General Counsel and Secretary          1997     471,250     300,000              --      120,000           17,976

George S. Smith, Jr.                   1999     662,500     750,000              --      120,000           22,000
Senior Vice President, Chief           1998     612,500     475,000              --            0           22,000
Financial Officer                      1997     562,500     300,000              --      160,000           21,558


                                     III-15

________________
NOTES:

(1) Mr. Redstone has waived payment of salary and bonus compensation for his services as Chief Executive Officer during 1999, 1998 and 1997. Annual compensation for the other named executives includes the following amounts of compensation deferred under the Company's 401(k) and Excess 401(k) Plans and for Messrs. Dauman and Dooley pursuant to their employment agreements: for Mr. Dauman for 1999 in the amount of $1,231,000, for 1998 in the amount of $897,500 and for 1997 in the amount of $219,500; for Mr. Dooley for 1999 in the amount of $1,619,571, for 1998 in the amount of $1,351,071 and for 1997 in the amount of $449,270; for Mr. Fricklas for 1999 in the amount of $115,477, for 1998 in the amount of $82,365 and for 1997 in the amount of $66,085; and for Mr. Smith for 1999 in the amount of $56,750, for 1998 in the amount of $45,606 and for 1997 in the amount of $43,115.

(2) In accordance with the rules of the Securities and Exchange Commission, amounts totaling less than $50,000 have been omitted. Amounts included in Other Annual Compensation for Mr. Redstone for 1999 relate to non-business use of Company aircraft.

(3) The 1999 grants for Messrs. Fricklas and Smith represented their entire annual grant for calendar years 1999 and 2000. The 1998 special grants for Messrs. Redstone, Dauman and Dooley were awarded in lieu of annual grants for the next five (5) years (i.e., 1999 - 2003) in connection, in the case
                                 ----
    of Messrs. Dauman and Dooley, with their entering into new five (5) year employment agreements. The 1997 grants for Messrs. Redstone, Dauman, Dooley, Fricklas and Smith represented their entire annual grant for calendar years 1997 and 1998. Mr. Redstone received a grant in January 1997 which represented his annual grant for 1996.

(4) The Company maintains a program of life and disability insurance which is generally available to all salaried employees on the same basis. In addition, during 1999, the Company maintained for Messrs. Dauman and Dooley certain supplemental life insurance benefits. All Other Compensation includes premiums paid by the Company for this supplemental coverage for 1999 for each of Messrs. Dauman and Dooley of $25,788; the Company's matching contributions under its 401(k) Plan for each of Messrs. Dauman, Fricklas and Smith of $4,000 and for Mr. Dooley of $3,571; credits for the Company's matching contributions under its Excess 401(k) Plan for 1999 for Mr. Dauman of $55,750, for Mr. Dooley of $56,178, for Mr. Fricklas of $14,750 and for Mr. Smith of $18,000; and credits for the Company's matching contributions for compensation deferred pursuant to their employment agreements for 1999 for each of Messrs. Dauman and Dooley of $22,025.

                                     III-16

                          Option Grants in Fiscal 1999

The following table sets forth certain information with respect to executive stock options to purchase shares of Class B Common Stock awarded during 1999 to the named executives. The table includes a column designated "Grant Date Present Value". The calculation in that column is based on the Black-Scholes option pricing model adapted for use in valuing executive stock options. There is no way to anticipate what the actual growth rate of the Class B Common Stock will be.


                                                         Individual Grants
                           -------------------------------------------------------------------------------
                                                            % of Total
                             Number of Shares of        Options Granted to
                             Class B Common Stock          Employees in        Exercise Price   Expiration     Grant Date
Name                        Underlying Options(1)           Fiscal 1999           ($/Share)        Date     Present Value(2)
----                        ---------------------           -----------           ---------        ----     ----------------
Sumner M. Redstone                       0                       0                        -              -             -
Philippe P. Dauman                       0                       0                        -              -             -
Thomas E. Dooley                         0                       0                        -              -             -
Michael D. Fricklas                110,000                      (3)                 $41.938       8/1/2009    $2,195,600
George S. Smith, Jr.               120,000                      (3)                  41.938       8/1/2009     2,395,200

__________________
NOTES:

(1) These grants were awarded to Messrs. Fricklas and Smith on August 1, 1999 for calendar years 1999 and 2000 and will vest in one-quarter increments on August 1, 2001, August 1, 2002, August 1, 2003 and August 1, 2004.

(2) Based on the Black-Scholes option pricing model adapted for use in valuing executive stock options. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The grant date values presented in the table were determined in part using the following assumptions. No adjustments were made for non-transferability or risk of forfeiture.

                                     III-17

          Expected volatility                                       29.70%
          Risk-free rate of return                                   6.21%
          Dividend yield                                             0.00%
          Time of exercise                                         7.5 years


   The approach used in developing the assumptions upon which the Black-Scholes valuation was done is consistent with the requirements of the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

(3)  Less than 1%.

                                     III-18

                   Aggregated Option Exercises in Fiscal 1999
                   and Value of Options at End of Fiscal 1999


The following table sets forth as to the Chief Executive Officer and the named executive officers information with respect to option exercises during 1999 and the status of their options on December 31, 1999.


                                                                    Number of Securities          Value of Unexercised
                                                               Underlying Unexercised Options     In-the-Money Options
                                                                 as of December 31, 1999(1)      as of December 31, 1999
                                                               ------------------------------  ---------------------------
                               Number of
                          Securities Acquired
          Name                on Exercise      Value Realized   Exercisable   Nonexercisable   Exercisable  Nonexercisable
------------------------  -------------------  --------------  -------------  ---------------  -----------  --------------
Sumner M. Redstone                          0      $        0      1,916,665        5,583,335  $79,525,973    $187,505,277

Philippe P. Dauman                          0               0      1,323,332        2,716,668   54,664,738      91,117,762

Thomas E. Dooley(2)            8,000 A Shares         482,250      1,297,332        2,716,668   55,052,113      91,117,762
                               8,000 B Shares

Michael D. Fricklas           50,000 B Shares       1,405,000         85,333          216,667    3,486,736       6,817,514

George S. Smith, Jr.         108,000 B Shares       3,374,732        326,666          263,334   13,617,471       8,644,404

__________________
NOTES:

(1)  The options are for shares of Class B Common Stock.

(2) Mr. Dooley exercised options during 1999 that were due to expire on August 1, 1999.


                                     III-19

                               Pension Plan Table


                                                        YEARS OF SERVICE
                       ---------------------------------------------------------------------
      Remuneration                      15              20              25              30
      ------------                      --              --              --              --
       $150,000                     $ 36,896        $ 49,194        $ 61,493        $ 73,791
        300,000                       76,271         101,694         127,118         152,541
        450,000                      115,646         154,194         192,743         231,291
        600,000                      155,021         206,694         258,368         310,041
        750,000                      194,396         259,194         323,993         388,791
        900,000                      233,771         311,694         389,618         467,541

    Under the terms of the Company's Pension Plan and the Company's Excess Pension Plan (collectively, the "Pension Plans") for certain higher compensated employees, an eligible employee will receive a benefit at retirement that is based upon the employee's number of years of benefit service and average annual compensation (salary and bonus) for the highest 60 consecutive months out of the final 120 months. Such compensation is limited to $750,000 per year or, if greater, the executive's base salary as of December 31, 1995. The benefits under the Company's Excess Pension Plan are not subject to the Internal Revenue Code provisions that limit the compensation used to determine benefits and the amount of annual benefits payable under the Company's Pension Plan. The foregoing table illustrates, for representative average annual pensionable compensation and years of benefit service classifications, the annual retirement benefit payable to employees under the Pension Plans upon retirement in 1999 at age 65, based on the straight-life annuity form of benefit payment and not subject to deduction or offset.

    The number of years of benefit service that have been credited for Messrs. Dooley, Fricklas and Smith are 20, 5.5 and 23, respectively. Mr. Dauman has been credited with 6 years of service under the Company's Pension Plan; however, the benefits payable under the Company's Excess Pension Plan will be calculated as though he had 20 years of credited service.

                                     III-20

                               Performance Graphs


    The following graphs compare the cumulative total stockholder return on the Class A Common Stock and the Class B Common Stock with the cumulative total return on the companies listed in the Standard & Poor's 500 Stock Index and a peer group of companies identified below. The total return data was obtained from Standard & Poor's Compustat Services, Inc.

    The performance graph in Exhibit I assumes $100 invested on December 31, 1994 in each of the Class A Common Stock, the Class B Common Stock, the S&P 500 Index and the Peer Group, including reinvestment of dividends, through the fiscal year ended December 31, 1999.

    NAI acquired control of the Company in June 1987.  The performance graph in
Exhibit II assumes $100 invested on December 31, 1987 in each of the Class A Common Stock, the S&P 500 Index and the Peer Group, including reinvestment of dividends, through the fiscal year ended December 31, 1999. The cumulative total stockholder return on the Class B Common Stock assumes the investment in Class B Common Stock as of June 18, 1990 (the first date on which the Class B Common Stock was publicly traded) of an amount equal to the cumulative total stockholder return on the Class A Common Stock as of that date ($302.78).

    Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, the following performance graphs and the Report of the Compensation Committee and the Senior Executive Compensation Committee on Executive Compensation set forth above shall not be incorporated by reference into any such filings.

                                     III-21

                                    Exhibit I
                     Total Cumulative Stockholder Return for
                    Five-Year Period Ending December 31, 1999



                                  [LINE GRAPH]


----------------------------------------------------------------------------------------------------------------
                  December 31,            1994            1995        1996       1997      1998          1999
----------------------------------------------------------------------------------------------------------------
Class A Common                           100.00          111.11      82.88      98.20     176.73        290.39
----------------------------------------------------------------------------------------------------------------
Class B Common                           100.00          116.26      85.58      101.69    181.60        296.63
----------------------------------------------------------------------------------------------------------------
S&P 500                                  100.00          137.44      168.92     225.34    289.74        350.70
----------------------------------------------------------------------------------------------------------------
Peer Group*                              100.00          123.03      136.74     188.93    239.84        276.03
----------------------------------------------------------------------------------------------------------------

* The Peer Group consists of the following companies: BHC Communications, Inc.; The Walt Disney Company; Gaylord Entertainment Co.; The News Corp. Ltd. (ADRs); The Seagram Company, Ltd.; Time Warner Inc. and Tribune Company. King World Productions, Inc., which was previously included in the Peer Group, has been deleted because it was acquired by CBS Corporation on November 15, 1999 and, as a result, this security was no longer publicly traded on December 31, 1999.

                                     III-22

                                   Exhibit II
                     Total Cumulative Stockholder Return for
                  Twelve-Year Period Ending December 31, 1999




                                  [LINE GRAPH]


-----------------------------------------------------------------------------------------------------------------------------
      December 31,      1987         1988       1989       6/18/90     1990       1991       1992       1993        1994
-----------------------------------------------------------------------------------------------------------------------------
Class A Common         100.00       171.72     317.24                 286.41     373.70     480.08     533.27      454.17
-----------------------------------------------------------------------------------------------------------------------------
Class B Common                                              302.78    273.61     379.17     465.28     498.61      452.78
-----------------------------------------------------------------------------------------------------------------------------
S&P 500                100.00       116.50     153.30                 148.52     193.58     208.31     229.21      232.32
-----------------------------------------------------------------------------------------------------------------------------
Peer Group*            100.00       113.29     162.56                 135.69     168.40     201.63     239.13      227.33
-----------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------
      December 31,        1995      1996       1997      1998       1999
---------------------------------------------------------------------------
Class A Common           504.63    376.32     445.86    802.41    1,318.49
---------------------------------------------------------------------------
Class B Common           526.39    387.37     460.27    821.96    1,342.62
---------------------------------------------------------------------------
S&P 500                  319.31    394.41     526.15    676.52     818.86
---------------------------------------------------------------------------
Peer Group*              279.69    310.86     429.50    545.24     627.07
---------------------------------------------------------------------------



* The Peer Group consists of the following companies: BHC Communications, Inc.; The Walt Disney Company; Gaylord Entertainment Co. The News Corp. Ltd. (ADRs); The Seagram Company, Ltd.; Time Warner Inc. and Tribune Company. King World Productions, Inc., which was previously included in the Peer Group, has been deleted because it was acquired by CBS Corporation on November 15, 1999 and, as a result, this security was no longer publicly traded on December 31, 1999.

                                     III-23

                      Employment and Severance Agreements


    Mr. Redstone, the Chairman of the Board, Chief Executive Officer and controlling stockholder of the Company, has waived salary and bonus compensation for his services as Chief Executive Officer for the period through the CBS Merger. The Company has entered into an employment agreement with Mr. Redstone to serve as its Chairman and Chief Executive Officer following the effective time of the CBS Merger. Under that agreement, Mr. Redstone will receive an annual base salary of $1 million and annual bonus compensation, with an established target bonus of $5 million and a maximum bonus of $10 million for calendar year 2000, prorated to reflect the actual number of days that the agreement is in effect during the year 2000. The target and maximum bonus amounts increase by 10% annually through 2003. Mr. Redstone will also receive deferred compensation of $2 million during calendar year 2000, prorated to reflect the number of days the agreement is in effect during the year 2000, thereafter to be increased annually by 10% of his salary and deferred compensation for the preceding year. He will also receive a grant of options to purchase 2,000,000 shares of Class B Common Stock, vesting in three equal annual installments.

     Messrs. Dauman and Dooley entered into employment agreements during 1998 which provided that they would each be employed as Deputy Chairman and Executive Vice President of the Company until December 31, 2003, at a salary of $1 million per annum. The agreements provided that each executive would also receive deferred compensation, payable the year after he ceases to be an executive officer of the Company, in an amount equal to $881,000 for 1999, $1,069,000 for 2000 and no less than $1,069,000 per year for 2001-2003. The target bonus for each executive for each calendar year during the employment term was set at 250% of his salary and deferred compensation for such year. Each executive was provided with $5 million of life insurance during the employment term.

    Pursuant to agreements entered into with the Company on September 6, 1999, Messrs. Dauman and Dooley have agreed to resign from the Company shortly before the CBS Merger. Messrs. Dauman and Dooley will each continue to serve as Deputy Chairman and Executive Vice President of the Company until such time. As soon as practicable after their resignation, each will receive a one-time cash payment equal to the amount that would have been payable under their current employment agreements through their original terms, or December 31, 2003, payouts of all deferred compensation accounts and the balance of their accounts under the Company's Excess 401(k) Plan, and a transaction bonus in the amount of $5 million. It is estimated that each of Messrs. Dauman and Dooley will receive a payment (excluding any payouts of deferred compensation accounts and Excess 401(k) Plan balances) of approximately $33.6 million.

    The severance agreements provided that Messrs. Dauman and Dooley were entitled to receive bonus compensation for 1999 equal to the greatest of (i) 110% of their respective bonuses received for 1998, (ii) amounts which, when added to their salary and deferred compensation payable for 1999, would produce the highest 1999 total cash compensation paid to any other executive officer of the Company or any of its affiliates, and (iii) such higher amounts as the Board of Directors determines is appropriate to compensate each executive for his contribution to the Company in 1999.

                                     III-24

    All equity-based compensation awards previously granted to Messrs. Dauman and Dooley will vest on the effective date of their resignation and each stock option will continue to be exercisable in accordance with its terms until December 31, 2003, subject to their compliance with the provisions of their agreements. In addition, the Company will provide each of Messrs. Dauman and Dooley with an office that is comparable in quality and size to his current office at a location of his choice in midtown Manhattan, subject to the Company's approval, and a secretary until December 31, 2003, or until he obtains full time employment, if earlier.

    Messrs. Dauman and Dooley will continue to participate in all savings, retirement, welfare and fringe benefit plans of the Company, or will receive the cash equivalent of these benefits with an income tax gross up, through December 31, 2003, or, with respect to any welfare benefit, the date on which they become entitled to comparable benefits through a subsequent employer, if earlier. Mr. Dauman will also receive all additional service credit necessary to provide him with 20 years of service under any Company plans for which that credit would entitle him to additional benefits.

    In the event that either executive is terminated by the Company without "cause," or terminates his own employment for "good reason," as these terms are defined in their respective agreements, prior to the CBS Merger, that executive will be entitled to all of the payments described above promptly following his termination, except for the $5 million transaction bonus, which will be paid as of the time of the CBS Merger.

    The agreements provide for a gross-up payment to be made to Messrs. Dauman and Dooley to eliminate the effects of any possible imposition under the Internal Revenue Code of the "golden parachute" excise tax on any payment or benefit they receive under their agreements or otherwise. Messrs. Dauman and Dooley will be bound by restrictive covenants, including a noncompetition covenant that applies for one year following their termination of employment.

    Mr. Fricklas' employment agreement provides that he will be employed as Senior Vice President, General Counsel and Secretary of the Company until December 31, 2001, at a salary of $600,000 for 1999, with $50,000 annual increases. Mr. Fricklas' target bonus is set at 50% of his base salary. In the event of the termination of Mr. Fricklas' employment without "cause" or voluntary termination for "good reason", as these terms are defined in his agreement, during the employment term, he will be entitled to receive salary and target bonus for the balance of the employment term, subject to mitigation after the first twelve months, and his stock options (including options that would have vested during the employment term) shall remain exercisable for six months following the date of termination (but not beyond the expiration of such stock options).

    Mr. Smith's employment agreement provides that he will be employed as Senior Vice President, Chief Financial Officer of the Company until March 31, 2001.
His salary of $675,000 for the twelve month period ended March 31, 2000 was increased to $725,000 for the succeeding twelve month period. Mr. Smith's target bonus is set at 50% of his base salary. In the event of the termination of Mr. Smith's employment without "cause" or voluntary termination for "good reason", as these terms are defined in his agreement, during the employment term, he will be entitled to receive salary and target bonus for the balance of the

                                     III-25
employment term, subject to mitigation after the first twelve months, and his stock options (including options that would have vested during the employment term) shall remain exercisable for six months following the date of termination (but not beyond the expiration date of such stock options).

    The Company has adopted an executive severance plan covering ten Senior Vice Presidents, including Messrs. Fricklas and Smith, and two Vice Presidents, that became effective on September 6, 1999 and will continue in effect for one year from the date of the CBS Merger. The benefits provided under this plan are conditioned on the participant's execution of a release in favor of the Company and replace the severance benefits provided to participants under their employment agreements with the Company and any other severance plan, program, policy or arrangement of the Company.

    Upon a termination of a participant's employment by the Company without "cause" or by the participant for "good reason", as those terms are defined in the executive severance plan, the Company will pay each participant a one-time cash payment equal to the sum of any earned, unpaid base salary, automobile allowance, vacation pay and pro-rated bonus through the date of termination and the base salary, target bonus, prorated for partial years, and automobile allowance the participant would have earned for three years. These payments will be made assuming increases in base salary and bonus compensation consistent with the participant's existing employment agreement and, after the expiration of such agreement, at an annualized rate consistent with the last regular increase under the agreement.

    All equity-based compensation awards previously granted to a participant will vest on the date of the participant's involuntary termination, and each stock option will continue to be exercisable in accordance with its terms, for three years or through the option's original expiration date, if earlier.

    Additionally, for three years following termination, each participant will be entitled to participate in the Company's medical, dental and life insurance plans until the participant secures full-time employment that provides the participant with comparable coverage, and will either be provided with car insurance or be reimbursed for car insurance. On the date of termination, the participant will be credited with three years of additional age and service for all purposes under all of the Company's qualified and non-qualified retirement plans. For a period of one year following termination, or, if earlier, until the participant secures full-time employment, the participant will be provided with an office comparable in both quality and size to the office the participant had prior to the participant's termination, at a location of the participant's choice, subject to the Company's consent. The Company will bear the cost of relocating the participant and will provide the participant with a secretary.

    The executive severance plan provides for a gross-up payment to be made to the participant to eliminate the effects of the imposition under the Internal Revenue Code of the "golden parachute" excise tax, if any, on any payment or benefit the participant may receive under the executive severance plan or otherwise. Each participant will continue to be bound by the non-solicitation, non-disparagement, confidentiality and cooperation with litigation covenants in the participant's existing employment agreement, but the non-competition covenant in each of the existing agreements will be waived by the Company.

                                     III-26

                              RELATED TRANSACTION


    In November 1995, the Company entered into an agreement with Gabelli Asset Management Company ("GAMCO") providing that GAMCO would manage certain assets in the Company's Pension Plan. For the fiscal year ended December 31, 1999, the Company paid GAMCO approximately $342,250 for such investment management services. GAMCO is expected to continue to provide such investment management services in the future. The Company entered into the arrangement with GAMCO prior to GAMCO's disclosure of its interest in the Company. The Company believes that the terms of the agreement with GAMCO are no less favorable to the Company than it could have obtained from an unaffiliated party.


            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the NYSE. Executive officers, directors and greater than 10% stockholders are required by the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file. Based upon the Company's compliance program, as well as a review of the copies of such forms furnished to the Company, or written representations that no Form 5's were required, the Company believes that during 1999, its executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

                                     III-27