Form 10-Q
period 2000-03-31
VIACOM INC
filed 2000-05-12
CIK 813828

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

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
                                                   ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____.
                                       ---

Number of shares of Common Stock Outstanding at April 30, 2000:

      Class A Common Stock, par value $.01 per share - 137,545,959

      Class B Common Stock, par value $.01 per share - 542,895,813

                                   VIACOM INC.
                               INDEX TO FORM 10-Q



                                                                                        Page

            PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Statements of Operations (Unaudited) for the Three Months
            ended March 31, 2000 and March 31, 1999                                       3

            Consolidated Balance Sheets at March 31, 2000 (Unaudited) and
            December 31, 1999                                                             4

            Consolidated Statements of Cash Flow (Unaudited) for the Three Months
            ended March 31, 2000 and March 31, 1999                                       5

            Notes to Consolidated Financial Statements (Unaudited)                        6

Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition                                           18

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                   29


            PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                             30


                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1. Financial Statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
(Unaudited; in millions, except per share amounts)

                                                                                    Three months ended
                                                                                          March 31,
                                                                                 ----------------------------
                                                                                   2000                1999
                                                                                 --------            --------
Revenues...............................................................          $3,025.8            $2,951.1

Expenses:
  Operating............................................................           1,980.5             1,952.1
  Selling, general and administrative..................................             561.1               524.4
  Depreciation and amortization........................................             229.2               197.1
                                                                                 --------            --------
      Total expenses...................................................           2,770.8             2,673.6
                                                                                 --------            --------

Operating income.......................................................             255.0               277.5

Interest expense.......................................................            (122.5)              (98.5)
Interest income........................................................               9.5                 4.2
Other items, net.......................................................               1.7                (1.3)
                                                                                 --------            --------

Earnings before income taxes...........................................             143.7               181.9

  Provision for income taxes...........................................             (64.7)              (97.3)
  Equity in loss of affiliated companies, net of tax...................              (6.1)              (16.1)
  Minority interest....................................................               3.1                (0.1)
                                                                                 --------            --------
Net earnings before extraordinary loss.................................              76.0                68.4
  Extraordinary loss, net of tax.......................................                --               (23.5)
                                                                                 --------            --------

Net earnings...........................................................              76.0                44.9

  Cumulative convertible preferred stock dividend requirement..........                --                (0.4)
  Premium on repurchase of preferred stock.............................                --               (12.0)
                                                                                 --------            --------

Net earnings attributable to common stock..............................          $   76.0            $   32.5
                                                                                 ========            ========

Basic and diluted earnings per common share:
  Net earnings before extraordinary loss...............................          $   0.11            $   0.08
  Net earnings.........................................................          $   0.11            $   0.05

Weighted average number of common shares:
  Basic................................................................             694.8               696.1
  Diluted..............................................................             711.5               711.1



                See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
Consolidated Balance Sheets
---------------------------
(Unaudited; in millions, except per share amounts)

                                                                                      March 31,           December 31,
                                                                                        2000                  1999
                                                                                      ---------            ---------
                                   Assets
 Current Assets:
   Cash and cash equivalents...............................................           $   697.5            $   680.8
   Receivables, less allowances of $143.5 (2000)
    and $109.5 (1999)......................................................             1,530.0              1,697.4
   Inventory (Note 6)......................................................             1,806.2              1,959.5
   Other current assets....................................................               917.9                860.7
                                                                                      ---------            ---------
       Total current assets................................................             4,951.6              5,198.4
                                                                                      ---------            ---------

 Property and equipment....................................................             5,378.2              5,255.9
   Less accumulated depreciation and amortization..........................             1,978.3              1,830.6
                                                                                      ---------            ---------
       Net property and equipment..........................................             3,399.9              3,425.3
                                                                                      ---------            ---------

 Inventory (Note 6)........................................................             2,985.3              2,829.5
 Intangibles, at amortized cost............................................            11,410.9             11,478.9
 Other assets..............................................................             1,575.8              1,554.3
                                                                                      ---------            ---------
                                                                                      $24,323.5            $24,486.4
                                                                                      =========            =========

                          Liabilities and Shareholders' Equity
 Current Liabilities:
   Accounts payable........................................................           $   559.0            $   544.4
   Accrued compensation....................................................               290.5                473.3
   Participants' share, residuals and royalties payable....................             1,044.6              1,087.2
   Income tax payable......................................................                 3.1                  1.0
   Current portion of long-term debt (Note 7)..............................               281.3                294.3
   Accrued expenses and other..............................................             1,809.0              1,999.5
                                                                                      ---------            ---------
   Total current liabilities...............................................             3,987.5              4,399.7
                                                                                      ---------            ---------

 Long-term debt (Note 7)...................................................             6,546.9              5,697.7
 Other liabilities.........................................................             3,355.8              3,257.0

 Commitments and contingencies (Note 8)

 Shareholders' Equity:
   Class A Common Stock, par value $.01 per share; 500.0 shares
       authorized; 139.2 (2000) and 139.7 (1999) shares issued.............                 1.4                  1.4
   Class B Common Stock, par value $.01 per share; 3,000.0 shares
       authorized; 608.0 (2000) and 606.6 (1999) shares issued.............                 6.1                  6.1
   Additional paid-in capital..............................................            10,353.1             10,338.5
   Retained earnings.......................................................             2,323.9              2,247.9
   Accumulated other comprehensive loss....................................               (37.0)               (30.2)
                                                                                      ---------            ---------
                                                                                       12,647.5             12,563.7
   Less treasury stock, at cost;  1.4 (2000 and 1999) Class A shares and
   61.3 (2000) and 47.1 (1999) Class B shares..............................             2,214.2              1,431.7
                                                                                      ---------            ---------
       Total shareholders' equity..........................................            10,433.3             11,132.0
                                                                                      ---------            ---------
                                                                                      $24,323.5            $24,486.4
                                                                                      =========            =========


                See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
-------------------------------------
(Unaudited; in millions)

                                                                                                  Three months ended March 31,
                                                                                                  ----------------------------
                                                                                                      2000             1999
                                                                                                      ----             ----
Net cash from operating activities:
 Net earnings..........................................................................             $  76.0          $   44.9
 Adjustments to reconcile net earnings to net cash flow from operating activities:
   Depreciation and amortization.......................................................               229.2             197.1
   Equity in loss of affiliated companies..............................................                 6.1              16.1
   Distribution from affiliated companies..............................................                12.0               6.1
   Change in operating assets and liabilities:
     Decrease in receivables...........................................................               192.2             314.8
     Increase in inventory and related programming liabilities, net....................               (81.8)           (115.2)
     Increase in prepaid expenses and other current assets.............................               (36.3)           (132.3)
     Decrease (increase) in unbilled receivables.......................................               (84.9)             13.6
     Decrease in accounts payable and accrued expenses.................................              (341.4)           (441.1)
     Increase (decrease) in income taxes payable and deferred income taxes, net........                42.6            (214.6)
     Increase in deferred income.......................................................                20.9              24.4
     Other, net........................................................................                74.0            (105.1)
                                                                                                    -------          --------
Net cash flow provided by (used for) operating activities..............................               108.6            (391.3)
                                                                                                    -------          --------

Investing Activities:
   Capital expenditures................................................................              (105.7)           (145.2)
   Acquisitions, net of cash acquired..................................................                (1.9)           (100.9)
   Investments in and advances to affiliated companies.................................               (64.6)            (40.7)
   Purchases of short-term investments.................................................               (34.8)           (129.6)
   Proceeds from sales of short-term investments.......................................                20.4             123.5
   Other, net..........................................................................                (7.1)               --
                                                                                                    -------          --------
Net cash flow used for investing activities............................................              (193.7)           (292.9)
                                                                                                    -------          --------

Financing Activities:
   Net borrowings from banks...........................................................               868.4           1,819.0
   Purchase of treasury stock and warrants.............................................              (745.8)            (49.5)
   Repurchase of Preferred Stock.......................................................                  --            (612.0)
   Repayment of notes and debentures...................................................                  --            (856.9)
   Payment of capital lease obligations................................................               (35.2)            (20.4)
   Proceeds from exercise of stock options and warrants................................                14.3              27.2
   Other, net..........................................................................                 0.1              (7.8)
                                                                                                    -------          --------
Net cash flow provided by financing activities.........................................               101.8             299.6
                                                                                                    -------          --------
   Net increase (decrease) in cash and cash equivalents................................                16.7            (384.6)
   Cash and cash equivalents at beginning of the period................................               680.8             767.3
                                                                                                    -------          --------
Cash and cash equivalents at end of period.............................................             $ 697.5          $  382.7
                                                                                                    =======          ========


Supplemental cash flow information:
 Cash payments for interest, net of amounts capitalized................................             $ 137.8          $  117.1
 Cash payments for income taxes........................................................             $   8.1          $  483.3

Noncash investing and financing:
 Property and equipment acquired under capitalized leases..............................             $  11.8          $   51.3



                See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Tabular dollars in millions, except per share amounts)


1) BASIS OF PRESENTATION

Viacom Inc. (the "Company") is a diversified entertainment company with operations in six segments: (i) Networks (ii) Entertainment, (iii) Video, (iv) Parks, (v) Publishing and (vi) Online.

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

Net Earnings (Loss) per Common Share - Basic earnings per share ("EPS") is computed by dividing the net earnings applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts the weighted average number of common shares outstanding by the assumed conversion of convertible securities and exercise of stock options only in the periods in which such effect would have been dilutive. The table below presents a reconciliation of the weighted average number of shares used in the calculation of basic and diluted EPS:

                                                                   Three months ended
                                                                         March 31,
                                                                ---------------------------
                                                                   2000             1999
                                                                  -----            -----
Weighted average shares for basic EPS..................           694.8            696.1
Plus incremental shares for stock options & warrants...            16.7             15.0
                                                                  -----            -----
Weighted average shares for diluted EPS................           711.5            711.1
                                                                  =====            =====


Comprehensive Income (Loss) -- Total comprehensive income (loss) for the Company includes net income and other comprehensive income items including unrealized gain (loss) on securities, cumulative translation adjustments and minimum pension liability adjustments. Total comprehensive income for the three months ended March 31, 2000 and 1999 was $69.2 million and $66.7 million, respectively.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

2) SUBSEQUENT EVENTS

On May 4, 2000, the Company completed its merger with CBS Corporation ("CBS"). Under the terms of the transaction, each share of CBS common stock has been converted into the right to receive 1.085 shares of the Company's Class B Common Stock and each share of CBS Series B preferred stock has been converted into the right to receive 1.085 shares of the Company's Series C Preferred Stock. CBS shareholders will receive a cash payment in lieu of any fractional shares.

On April 28, 2000, the Company received a favorable supplemental private letter ruling from the Internal Revenue Service. The Company had previously announced that, subject to the approval of the Company's Board of Directors, which will be based on an assessment of market conditions, and the receipt of such supplemental private letter ruling, it intends to split-off Blockbuster by offering to exchange all of its shares of Blockbuster for shares of the Company's common stock. However, the Company has said that it does not intend to commence the offer unless the Blockbuster Class A common stock improves to a price range exceeding $20 per share. The Company has no obligation to effect the split-off.

On March 31, 2000, the Company acquired the remaining 50% interest in United Paramount Network ("UPN") that it did not already own for $5 million. Commencing in the second quarter of 2000, the Company will consolidate UPN's results of operations.

3) STOCK REPURCHASE

On February 16, 2000, the Company initiated a repurchase program to acquire up to $1.0 billion of its common stock. As of March 31, 2000, the Company had repurchased 10,000 shares of its Class A Common Stock and 14,157,900 shares of its Class B Common Stock for approximately $782.5 million. As of April 27, 2000 the $1.0 billion repurchase program was completed, and the Company has repurchased in total 10,000 shares of its Class A Common Stock and 18,264,500 shares of its Class B Common Stock.

4) SPELLING TRANSACTION AND RESTRUCTURING CHARGE

In the third quarter of 1999, the Company recorded a charge of approximately $81.1 million, of which $70.3 million was recorded as a restructuring charge and $10.8 million was recorded as part of depreciation expense. The restructuring charge of $70.3 million was primarily associated with the integration of the operations of Spelling Entertainment Group Inc. into Paramount Television, resulting in the elimination of duplicative sales forces and certain other back office functions. Included in this total is severance and employee related costs of $48.1 million, lease termination and other occupancy costs of $17.7 million and other exit costs of $4.5 million. As of March 31, 2000, the Company had paid and charged approximately $24.6 million against the severance liability; $6.0 million against lease termination and other occupancy costs, and $1.0 million against the other exit costs. The Company expects to complete the exit activities by the end of the year 2000.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

5) RECEIVABLES

As of March 31, 2000, the Company had an aggregate of $429.5 million outstanding under revolving receivable securitization programs. Proceeds from the sale of these receivables were used to reduce outstanding borrowings.

6) INVENTORY

                                                                       March 31, 2000      December 31, 1999
                                                                       --------------      -----------------
Theatrical and television inventory:
  Theatrical and television productions:
      Released...............................................             $2,010.4              $1,944.3
      Completed, not released................................                  0.4                   0.8
      In process and other...................................                475.0                 411.6
 Program rights..............................................              1,351.8               1,434.4
                                                                          --------              --------
                                                                           3,837.6               3,791.1
 Less current portion........................................              1,403.6               1,531.1
                                                                          --------              --------
                                                                           2,434.0               2,260.0
                                                                          --------              --------

Merchandise inventory, including sell-through
 videocassettes..............................................                301.0                 338.0
Videocassette rental inventory...............................                551.3                 569.5
Publishing:
 Finished goods..............................................                 66.0                  60.0
 Work in process.............................................                  7.7                   6.1
 Raw materials...............................................                  3.6                   4.3
Other........................................................                 24.3                  20.0
                                                                          --------              --------
                                                                             953.9                 997.9
 Less current portion........................................                402.6                 428.4
                                                                          --------              --------
                                                                             551.3                 569.5
                                                                          --------              --------

Total Current Inventory......................................             $1,806.2              $1,959.5
                                                                          ========              ========
Total Non-Current Inventory..................................             $2,985.3              $2,829.5
                                                                          ========              ========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


7) LONG-TERM DEBT

The following table sets forth the Company's long-term debt, net of current portion:


                                                                              March 31, 2000     December 31, 1999
                                                                              --------------     -----------------
 Notes payable to banks.............................................            $3,922.5              $3,054.2
 5.875% Senior Notes due 2000, net of unamortized discount
   of $.1 (2000 and 1999)...........................................               149.9                 149.9
 7.5% Senior Notes due 2002, net of unamortized discount
   of $.8 (2000) and $.9 (1999).....................................               249.2                 249.1
 6.75% Senior Notes due 2003, net of unamortized discount
   of $.1 (2000 and 1999)...........................................               349.9                 349.9
 7.75% Senior Notes due 2005, net of unamortized discount
   of $4.8 (2000) and $5.0 (1999)...................................               966.2                 966.0
 7.625% Senior Debentures due 2016, net of unamortized
   discount of $1.1(2000 and 1999)..................................               198.9                 198.9
 8.25% Senior Debentures due 2022, net of unamortized
   discount of $2.5 (2000 and 1999).................................               247.5                 247.5
 7.5% Senior Debentures due 2023, net of unamortized
   discount of $.4 (2000 and 1999)..................................               149.6                 149.6
 10.25% Senior Subordinated Notes due 2001..........................                35.3                  35.3
 Obligations under capital leases...................................               559.2                 591.6
                                                                                --------              --------
                                                                                 6,828.2               5,992.0
 Less current portion...............................................               281.3                 294.3
                                                                                --------              --------
                                                                                $6,546.9              $5,697.7
                                                                                ========              ========

The Viacom Credit Agreements, as amended, are comprised of (i) a $3.7 billion senior unsecured reducing revolver maturing July 1, 2002 and a $571 million term loan maturing April 1, 2002 and (ii) a $100 million term loan for Viacom International Inc. maturing July 1, 2002. Of these amounts, $2.2 billion and $1.8 billion were outstanding as of March 31, 2000 and December 31, 1999, respectively.

On March 28, 2000, the Company amended the Viacom Credit Agreements to allow for the merger of CBS with and into the Company.

On June 21, 1999, Blockbuster entered into a $1.9 billion unsecured credit agreement (the "Blockbuster Credit Agreement") with a syndicate of banks. The Blockbuster Credit Agreement is comprised of a $700 million revolver due July 1, 2004, a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004, and a $600 million revolver due June 19, 2000, which was subsequently reduced with proceeds from the initial public

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

offering. Interest rates are based on the prime rate or LIBOR at Blockbuster's option at the time of borrowing.

The Company's maturities of long-term debt outstanding at March 31, 2000, excluding capital leases, are $451.9 million (2000), $835.9 million (2001), $2.2 billion (2002), $625.0 million (2003) and $645.0 million (2004). The Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

8) COMMITMENTS AND CONTINGENCIES

The commitments of the Company for program license fees, which are not reflected in the balance sheet as of March 31, 2000 and are estimated to aggregate approximately $1.6 billion, principally reflect Showtime Networks Inc.'s ("SNI's") commitments of approximately $1.3 billion for the acquisition of programming rights and the production of original programming, and exclude intersegment commitments between the Networks and Entertainment segments of approximately $794 million. The estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments to acquire programming rights are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

9) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated effective tax rates of 45.0% for 2000 and 53.5% for 1999 were both adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the estimated effective tax rates would have been 31.0% for 2000 and 37.0% for 1999.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


10) OPERATING SEGMENTS

The following table sets forth the Company's financial performance by operating segment. Intersegment revenues, recorded at fair market value, of the Entertainment segment for the three months ended March 31, 2000 and 1999 were $111.4 million and $49.6 million, respectively. All other intersegment revenues were immaterial for each of the periods presented.


                                                                      Three months ended
                                                                           March 31,
                                                                   --------------------------
                                                                     2000              1999
                                                                   --------          --------
Revenues:
Networks..................................................         $  759.5          $  663.8
Entertainment.............................................          1,055.7           1,092.3
Video.....................................................          1,211.1           1,113.0
Parks.....................................................              7.8              10.5
Publishing................................................            112.8             122.7
Online....................................................             11.6               4.7
Intercompany..............................................           (132.7)            (55.9)
                                                                   --------          --------
 Total revenues...........................................         $3,025.8          $2,951.1
                                                                   ========          ========

EBITDA:
Networks..................................................         $  258.7          $  201.5
Entertainment.............................................            171.7             162.8
Video.....................................................            150.3             145.1
Parks.....................................................             (1.9)             (2.7)
Publishing................................................             (1.7)              5.7
Online....................................................            (23.2)             (1.0)
                                                                   --------          --------
   Segment total..........................................            553.9             511.4

Reconciliation to operating income:
Corporate/Eliminations....................................            (69.7)            (36.8)
Depreciation and amortization.............................           (229.2)           (197.1)
                                                                   --------          --------
   Total operating income.................................         $  255.0          $  277.5
                                                                   ========          ========

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


11) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Viacom International Inc. ("Viacom International") is a wholly owned subsidiary of the Company. The Company has fully and unconditionally guaranteed Viacom International debt securities. The Company has determined that separate financial statements and other disclosures concerning Viacom International are not material to investors. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of the Company, Viacom International (in each case, carrying investments in Non-Guarantor Affiliates under the equity method), the direct and indirect Non-Guarantor Affiliates of the Company, and the eliminations necessary to arrive at the information for the Company on a consolidated basis. Certain prior year amounts have been reclassified to conform with the current period presentation.



                                                                   Three Months Ended March 31, 2000
                                                  -------------------------------------------------------------------
                                                                               Non-                        Viacom
                                                   Viacom       Viacom       Guarantor                      Inc.
                                                    Inc.    International   Affiliates   Eliminations   Consolidated
                                                  --------  --------------  -----------  -------------  -------------

Revenues........................................  $   9.6          $533.1     $2,536.1        $ (53.0)      $3,025.8

Expenses:
 Operating......................................     10.0           181.9      1,808.8          (20.2)       1,980.5
 Selling, general and administrative............      0.3           189.8        371.0             --          561.1
 Depreciation and amortization..................      0.7            35.4        193.1             --          229.2
                                                  -------          ------     --------        -------       --------
   Total expenses...............................     11.0           407.1      2,372.9          (20.2)       2,770.8
                                                  -------          ------     --------        -------       --------

Operating income (loss).........................     (1.4)          126.0        163.2          (32.8)         255.0

 Interest expense...............................    (65.2)          (20.4)       (36.9)            --         (122.5)
 Interest income................................      0.3             6.6          2.6             --            9.5
 Intercompany interest..........................    (29.7)           26.9          2.8             --             --
 Other items, net...............................     (8.1)            5.9          3.9             --            1.7
                                                  -------          ------     --------        -------       --------
Earnings (loss) before income taxes.............   (104.1)          145.0        135.6          (32.8)         143.7

 Benefit (provision) for income taxes...........     42.7           (59.5)       (47.9)            --          (64.7)
 Equity in earnings (loss) of affiliated
   companies, net of tax........................    137.4            49.9        (14.2)        (179.2)          (6.1)
 Minority interest..............................       --             2.0          1.1             --            3.1
                                                  -------          ------     --------        -------       --------

Net earnings....................................  $  76.0          $137.4     $   74.6        $(212.0)      $   76.0
                                                  =======          ======     ========        =======       ========

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)


                                                                  Three Months Ended March 31, 1999
                                                  ------------------------------------------------------------------
                                                                                Non-                        Viacom
                                                  Viacom         Viacom       Guarantor                      Inc.
                                                   Inc.      International   Affiliates   Eliminations   Consolidated
                                                  -------    --------------  -----------  -------------  -------------
Revenues........................................  $  9.1          $452.3     $2,498.1        $  (8.4)      $2,951.1

Expenses:
 Operating......................................     9.5           148.3      1,802.7           (8.4)       1,952.1
 Selling, general and administrative............     0.8           168.9        354.7             --          524.4
 Depreciation and amortization..................     0.9            22.4        173.8             --          197.1
                                                  ------          ------     --------        -------       --------
   Total expenses...............................    11.2           339.6      2,331.2           (8.4)       2,673.6
                                                  ------          ------     --------        -------       --------

Operating income (loss).........................    (2.1)          112.7        166.9             --          277.5

 Interest expense...............................   (61.9)          (25.7)       (10.9)            --          (98.5)
 Interest income................................     0.6             2.4          1.2             --            4.2
 Intercompany interest..........................   (20.0)           46.2        (26.2)            --             --
 Other items, net...............................    (5.4)           (0.6)         4.7             --           (1.3)
                                                  ------          ------     --------        -------       --------
Earnings (loss) before income taxes.............   (88.8)          135.0        135.7             --          181.9

 Benefit (provision) for income taxes...........    36.4           (55.3)       (78.4)            --          (97.3)
 Equity in earnings (loss) of affiliated
   companies, net of tax........................   120.5            41.1        (19.9)        (157.8)         (16.1)
 Minority interest..............................      --              --         (0.1)            --           (0.1)
                                                  ------          ------     --------        -------       --------
Net earnings before extraordinary loss..........    68.1           120.8         37.3         (157.8)          68.4
Extraordinary loss..............................   (23.2)           (0.3)          --             --          (23.5)
                                                  ------          ------     --------        -------       --------

Net earnings....................................    44.9           120.5         37.3         (157.8)          44.9
 Cumulative convertible preferred
   stock dividend requirement...................    (0.4)             --           --             --           (0.4)
 Premium on repurchase of preferred stock.......   (12.0)             --           --             --          (12.0)
                                                  ------          ------     --------        -------       --------

Net earnings attributable to common stock.......  $ 32.5          $120.5     $   37.3        $(157.8)      $   32.5
                                                  ======          ======     ========        =======       ========

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                            March 31, 2000
                                                 ---------------------------------------------------------------------
                                                                                Non-
                                                   Viacom        Viacom       Guarantor                   Viacom Inc.
                                                    Inc.      International  Affiliates   Eliminations   Consolidated
                                                 -----------  -------------  -----------  -------------  -------------
Assets
Current Assets:
   Cash and cash equivalents...................  $     15.2       $   497.2   $   185.1   $         --      $   697.5
   Receivables, net............................         8.8           275.0     1,392.7         (146.5)       1,530.0
   Inventory...................................         8.1           221.8     1,576.3             --        1,806.2
   Other current assets........................         1.1           189.5       727.3             --          917.9
                                                 ----------       ---------   ---------     ----------      ---------
     Total current assets......................        33.2         1,183.5     3,881.4         (146.5)       4,951.6
                                                 ----------       ---------   ---------     ----------      ---------

Property and equipment.........................        13.5           704.5     4,660.2             --        5,378.2
   Less accumulated depreciation and
     amortization..............................         4.2           260.2     1,713.9             --        1,978.3
                                                 ----------       ---------   ---------     ----------      ---------
    Net property and equipment.................         9.3           444.3     2,946.3             --        3,399.9
                                                 ----------       ---------   ---------     ----------      ---------

Inventory......................................          --           450.3     2,557.1          (22.1)       2,985.3
Intangibles, at amortized cost.................       105.6           660.5    10,644.8             --       11,410.9
Investments in consolidated subsidiaries.......     6,966.6        14,945.4          --      (21,912.0)            --
Other assets...................................        53.4           200.1     1,462.3         (140.0)       1,575.8
                                                 ----------       ---------   ---------     ----------      ---------
                                                 $  7,168.1       $17,884.1   $21,491.9     $(22,220.6)     $24,323.5
                                                 ==========       =========   =========     ==========      =========

Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable.............................       $  --       $    62.9   $   539.6     $    (43.5)     $   559.0
  Accrued compensation.........................          --            73.8       216.7             --          290.5
  Participants' share, residuals and
     royalties payable.........................          --              --     1,053.3           (8.7)       1,044.6
  Income tax payable...........................       (84.8)          963.7      (339.7)        (536.1)           3.1
  Current portion of long-term debt............          --            19.0       262.3             --          281.3
  Accrued expenses and other...................       111.8           476.3     1,412.4         (191.5)       1,809.0
                                                 ----------       ---------   ---------     ----------      ---------
   Total current liabilities...................        27.0         1,595.7     3,144.6         (779.8)       3,987.5
                                                 ----------       ---------   ---------     ----------      ---------

Long-term debt.................................     4,097.9         1,028.1     1,420.9             --        6,546.9
Other liabilities..............................   (11,518.3)        2,050.2     8,597.3        4,226.6        3,355.8


Shareholders' Equity:
  Preferred Stock..............................          --           104.1        20.4         (124.5)            --
  Common Stock.................................         7.5           185.7       495.4         (681.1)           7.5
  Additional paid-in capital...................    10,353.1         7,333.0     7,752.0      (15,085.0)      10,353.1
  Retained earnings............................     6,415.1         5,560.1       125.5       (9,776.8)       2,323.9
  Accumulated other comprehensive
     income (loss).............................          --            27.2       (64.2)            --          (37.0)
                                                 ----------       ---------   ---------     ----------      ---------
                                                   16,775.7        13,210.1     8,329.1      (25,667.4)      12,647.5
  Less treasury stock, at cost.................     2,214.2              --          --             --        2,214.2
                                                 ----------       ---------   ---------     ----------      ---------
       Total shareholders' equity..............    14,561.5        13,210.1     8,329.1      (25,667.4)      10,433.3
                                                 ----------       ---------   ---------     ----------      ---------
                                                 $  7,168.1       $17,884.1   $21,491.9     $(22,220.6)     $24,323.5
                                                 ==========       =========   =========     ==========      =========

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)


                                                                         December 31, 1999
                                               ---------------------------------------------------------------------
                                                                              Non-
                                                 Viacom        Viacom       Guarantor                   Viacom Inc.
                                                  Inc.      International  Affiliates   Eliminations   Consolidated
                                               -----------  -------------  -----------  -------------  -------------
Assets
Current Assets:
   Cash and cash equivalents.................  $     81.6       $   486.0   $   113.2   $         --      $   680.8
   Receivables, net..........................        10.9           340.4     1,441.7          (95.6)       1,697.4
   Inventory.................................        10.9           250.4     1,698.2             --        1,959.5
   Other current assets......................         2.8           172.6       685.3             --          860.7
                                               ----------       ---------   ---------     ----------      ---------
     Total current assets....................       106.2         1,249.4     3,938.4          (95.6)       5,198.4
                                               ----------       ---------   ---------     ----------      ---------

Property and equipment.......................        13.4           684.5     4,558.0             --        5,255.9
   Less accumulated depreciation and
     amortization............................         3.8           242.6     1,584.2             --        1,830.6
                                               ----------       ---------   ---------     ----------      ---------
    Net property and equipment...............         9.6           441.9     2,973.8             --        3,425.3
                                               ----------       ---------   ---------     ----------      ---------

Inventory....................................          --           365.2     2,464.3             --        2,829.5
Intangibles, at amortized cost...............       106.4           647.1    10,725.4             --       11,478.9
Investments in consolidated subsidiaries.....     6,829.2        14,891.0          --      (21,720.2)            --
Other assets.................................        58.0           204.7     1,411.0         (119.4)       1,554.3
                                               ----------       ---------   ---------     ----------      ---------
                                               $  7,109.4       $17,799.3   $21,512.9     $(21,935.2)     $24,486.4
                                               ==========       =========   =========     ==========      =========

Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable...........................  $      0.1       $     9.0   $   578.6     $    (43.3)     $   544.4
  Accrued compensation.......................          --           170.6       302.7             --          473.3
  Participants' share, residuals and
   royalties payable.........................          --              --     1,109.1          (21.9)       1,087.2
  Income taxes payable.......................       (84.8)          949.2      (327.3)        (536.1)           1.0
  Current portion of long-term debt..........          --            17.7       276.6             --          294.3
  Accrued expenses and other.................       100.1           517.5     1,466.2          (84.3)       1,999.5
                                               ----------       ---------   ---------     ----------      ---------
   Total current liabilities.................        15.4         1,664.0     3,405.9         (685.6)       4,399.7
                                               ----------       ---------   ---------     ----------      ---------

Long-term debt...............................     3,262.1         1,013.4     1,422.2             --        5,697.7
Other liabilities............................   (11,421.6)        2,034.0     8,442.0        4,202.6        3,257.0

Shareholders' Equity:
  Preferred Stock............................          --           104.1        20.4         (124.5)            --
  Common Stock...............................         7.5           185.7       495.4         (681.1)           7.5
  Additional paid-in capital.................    10,338.5         7,342.3     7,739.4      (15,081.7)      10,338.5
  Retained earnings..........................     6,339.2         5,422.7        50.9       (9,564.9)       2,247.9
  Accumulated other comprehensive
    income (loss)............................          --            33.1       (63.3)            --          (30.2)
                                               ----------       ---------   ---------     ----------      ---------
                                                 16,685.2        13,087.9     8,242.8      (25,452.2)      12,563.7
  Less treasury stock, at cost...............     1,431.7              --          --             --        1,431.7
                                               ----------       ---------   ---------     ----------      ---------
   Total shareholders' equity................    15,253.5        13,087.9     8,242.8      (25,452.2)      11,132.0
                                               ----------       ---------   ---------     ----------      ---------
                                               $  7,109.4       $17,799.3   $21,512.9     $(21,935.2)     $24,486.4
                                               ==========       =========   =========     ==========      =========

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


                                                                     Three Months Ended March 31, 2000
                                                    --------------------------------------------------------------------
                                                                                  Non-
                                                     Viacom        Viacom       Guarantor                   Viacom Inc.
                                                      Inc.     International   Affiliates   Eliminations   Consolidated
                                                    ---------  --------------  -----------  -------------  -------------
Net cash flow from operating activities...........  $  145.3         $  48.8      $ (85.5)  $         --       $  108.6
                                                    --------         -------      -------   ------------       --------

Investing Activities:
   Capital expenditures...........................        --           (25.8)       (79.9)            --         (105.7)
   Acquisitions, net of cash acquired.............        --              --         (1.9)            --           (1.9)
   Investments in and advances to
     affiliated companies.........................        --            (1.6)       (63.0)            --          (64.6)
   Purchases of short-term investments............        --           (34.8)          --             --          (34.8)
   Proceeds from sales of short-term investments..        --            20.4           --             --           20.4
   Other..........................................        --            (7.1)          --             --           (7.1)
                                                    --------         -------      -------   ------------       --------
Net cash flow from investing activities...........        --           (48.9)      (144.8)            --         (193.7)
                                                    --------         -------      -------   ------------       --------

Financing Activities:
   Net borrowings from banks......................     835.6              --         32.8             --          868.4
   Purchase of treasury stock.....................    (745.8)             --           --             --         (745.8)
   Payment of capital lease obligations...........        --           (12.7)       (22.5)            --          (35.2)
   Increase (decrease) in intercompany
  payables........................................    (315.8)           24.0        291.8             --             --
 Proceeds from exercise of stock options..........      14.3              --           --             --           14.3
   Other, net.....................................        --              --          0.1             --            0.1
                                                    --------         -------      -------   ------------       --------
Net cash flow from financing activities...........    (211.7)           11.3        302.2             --          101.8
                                                    --------         -------      -------   ------------       --------
 Net increase (decrease) in cash and
  cash equivalents................................     (66.4)           11.2         71.9             --           16.7
 Cash and cash equivalents at beginning
  of period.......................................      81.6           486.0        113.2             --          680.8
                                                    --------         -------      -------   ------------       --------
Cash and cash equivalents at end of period........  $   15.2         $ 497.2      $ 185.1   $         --       $  697.5
                                                    ========         =======      =======   ============       ========

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


                                                                     Three Months Ended March 31, 1999
                                                    --------------------------------------------------------------------
                                                                                  Non-
                                                     Viacom       Viacom       Guarantor                   Viacom Inc.
                                                      Inc.     International   Affiliates   Eliminations   Consolidated
                                                    --------   -------------   ----------   ------------   ------------
Net cash flow from operating activities...........  $ (351.6)        $  19.5      $ (15.8)        $(43.4)      $ (391.3)
                                                    --------         -------      -------   ------------       --------

Investing Activities:
   Capital expenditures...........................        --           (20.3)      (124.9)            --         (145.2)
 Acquisitions, net of cash acquired...............        --            (0.4)      (100.5)            --         (100.9)
   Investments in and advances to
   affiliated companies...........................        --            (5.7)       (35.0)            --          (40.7)
 Purchases of short-term investments..............        --          (129.6)          --             --         (129.6)
   Proceeds from sales of short-term investments..        --           123.5           --             --          123.5
                                                    --------         -------      -------   ------------       --------
Net cash flow from investing activities...........        --           (32.5)      (260.4)            --         (292.9)
                                                    --------         -------      -------   ------------       --------

Financing Activities:
   Net borrowings from banks......................   1,437.1           361.0         20.9             --        1,819.0
   Repurchase of Preferred Stock..................    (612.0)             --           --             --         (612.0)
 Repayment of notes and debentures................    (321.6)         (535.3)          --             --         (856.9)
   Purchase of treasury stock and warrants........     (49.5)             --           --             --          (49.5)
   Payment of capital lease obligations...........        --            (7.1)       (13.3)            --          (20.4)
   Increase (decrease) in intercompany
    payables......................................    (514.8)          256.1        215.3           43.4             --
   Proceeds from exercise of stock options
    and warrants..................................      27.2              --           --             --           27.2
   Other, net.....................................      (7.5)           (0.3)          --             --           (7.8)
                                                    --------         -------      -------   ------------       --------
Net cash flow from financing activities...........     (41.1)           74.4        222.9           43.4          299.6
                                                    --------         -------      -------   ------------       --------
 Net increase (decrease) in cash and
  cash equivalents................................    (392.7)           61.4        (53.3)            --         (384.6)
 Cash and cash equivalents at beginning
  of period.......................................     406.4           189.5        171.4             --          767.3
                                                    --------         -------      -------   ------------       --------
Cash and cash equivalents at end of period........  $   13.7         $ 250.9      $ 118.1   $         --       $  382.7
                                                    ========         =======      =======   ============       ========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.
         (Tabular dollars in millions)

Management's discussion and analysis of the combined results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes.

The following tables set forth revenues and operating income by business segment, for the three months ended March 31, 2000 and 1999.


                                                                  Three months ended                   Percent
                                                                        March 31,                    Better/(Worse)
                                                               -----------------------------         --------------

                                                                 2000                1999
                                                                 ----                ----
Revenues:
Networks.............................................          $  759.5            $  663.8                14%
Entertainment........................................           1,055.7             1,092.3                (3)
Video................................................           1,211.1             1,113.0                 9
Parks................................................               7.8                10.5               (26)
Publishing...........................................             112.8               122.7                (8)
Online...............................................              11.6                 4.7               147
Intercompany.........................................            (132.7)              (55.9)             (137)
                                                               --------            --------
     Total revenues..................................          $3,025.8            $2,951.1                 3
                                                               ========            ========


Operating income (loss):
Networks.............................................          $  228.1            $  172.7                32%
Entertainment........................................             116.8               113.1                 3
Video................................................              44.7                50.3               (11)
Parks................................................             (16.1)              (16.0)               (1)
Publishing...........................................              (7.0)                1.3                NM
Online...............................................             (37.1)               (1.0)               NM
                                                               --------            --------
  Segment total......................................             329.4               320.4                 3
Corporate/ Eliminations..............................             (74.4)              (42.9)              (73)
                                                               --------            --------
     Total operating income(a).......................          $  255.0            $  277.5                (8)
                                                               ========            ========


(a) Operating income is defined as net earnings before extraordinary loss (net of tax), minority interest, equity in loss of affiliated companies (net of tax), provision for income taxes, other items, net, interest expense, and interest income.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


EBITDA
------

The following table sets forth EBITDA (defined as operating income (loss) before depreciation and amortization) for the three months ended March 31, 2000 and 1999. EBITDA does not reflect the effect of significant amounts of amortization of goodwill related to business combinations accounted for under the purchase method.

While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

                                                                          Three months ended                     Percent
                                                                                March 31,                      Better/(Worse)
                                                                       ---------------------------             --------------
                                                                          2000             1999
                                                                          ----             ----
EBITDA:
Networks...................................................              $258.7            $201.5                    28%
Entertainment..............................................               171.7             162.8                     5
Video......................................................               150.3             145.1                     4
Parks......................................................                (1.9)             (2.7)                   30
Publishing.................................................                (1.7)              5.7                  (130)
Online.....................................................               (23.2)             (1.0)                   NM
                                                                         ------            ------
   Segment total...........................................               553.9             511.4                     8
Corporate/Eliminations.....................................               (69.7)            (36.8)                  (89)
                                                                         ------            ------
     Total EBITDA..........................................              $484.2            $474.6                     2
                                                                         ======            ======

Results of Operations
---------------------

Revenues increased 3% to $3.03 billion for the first quarter of 2000 from $2.95 billion for the first quarter of 1999, led primarily by double digit gains at MTV Networks due to higher advertising and affiliate fees. Blockbuster Video also recorded revenue increases of 9% over the prior-year period, driven by the increase in the number of Company-operated video stores.

Total expenses increased 4% to $2.77 billion for the first quarter of 2000 from $2.67 billion for the first quarter of 1999 principally reflecting normal increases associated with revenue growth.

EBITDA increased 2% to $484.2 million for the first quarter of 2000 from $474.6 million for the first quarter of 1999. Operating income decreased 8% over the prior year's first quarter to $255.0 million for the first quarter of 2000.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Segment Results of Operations
-----------------------------

Networks (Basic Cable and Premium Subscription Television Program Services)

                                                 Three months ended                    Percent
                                                      March 31,                     Better/(Worse)
                                             --------------------------             --------------
                                               2000               1999
                                               ----               ----
Revenues........................              $759.5             $663.8                  14%
Operating Income................              $228.1             $172.7                  32
EBITDA..........................              $258.7             $201.5                  28


The Networks segment is comprised of MTV Networks ("MTVN"), basic cable television program services and Showtime Networks Inc. ("SNI"), premium subscription television program services.

For the first quarter of 2000, MTVN revenues of $550.5 million, EBITDA of $221.9 million and operating income of $196.6 million increased 17%, 29% and 32%, respectively, over the prior-year period. The increase in MTVN's revenues principally reflects 20% higher worldwide advertising revenues and 13% higher affiliate fees. MTVN continues to benefit from its consumer products licensing programs, including Rugrats, as ancillary revenues are up 14% for the quarter. Advertising revenues were primarily driven by rate increases at MTV and VH1. The increased revenues drove MTVN's EBITDA and operating income gains.

SNI's revenues, EBITDA and operating income increased 7%, 25% and 36%, respectively, over the prior-year period. The revenue increase was principally due to an increase of approximately 2.2 million subscriptions, up 10% over the prior year to 23.4 million subscriptions at March 31, 2000. Operating results reflect revenue increases attributable to the continued growth of direct broadcast satellite subscriptions.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Entertainment (Production and Distribution of Motion Pictures and Television Programming as well as the operation of Television Stations, International Television Program Services, Movie Theaters and Music Publishing)

                                                Three months ended                   Percent
                                                      March 31,                   Better/(Worse)
                                           ---------------------------------      --------------
                                                2000            1999
                                                ----            ----
Revenues...........................           $1,055.7        $1,092.3                  (3)%
Operating Income...................           $  116.8        $  113.1                   3
EBITDA.............................           $  171.7        $  162.8                   5

The Entertainment segment is comprised of Paramount Pictures and Paramount Television (the "Paramount Studio"), the Paramount Stations Group, Movie Theaters, Music Publishing and International Television Program Services.

For the first quarter of 2000, Entertainment revenues of $1.1 billion decreased 3%, as Paramount Studio revenues decreased 7% to $871.5 million from $933.1 million in the prior-year period. Paramount Studio revenues included theatrical contributions from SNOW DAY, THE TALENTED MR. RIPLEY and SLEEPY HOLLOW but did not match last year's box office performance of PAYBACK and VARSITY BLUES. Home video revenues were higher led by contributions from RUNAWAY BRIDE and DOUBLE JEOPARDY. Television programming revenues reflect higher syndication revenues from JUDGE JUDY, JUDGE JOE BROWN, ENTERTAINMENT TONIGHT and domestic library products but were more than offset by lower network revenues due to cancelled series including MELROSE PLACE and SUNSET BEACH. The Paramount Studio's first quarter 1999 revenues also included the recognition of a license for pay television rights for library products and the renewal of a film processing agreement. Theaters' revenues were higher primarily as a result of the new multiplex theaters opened since the end of the same prior-year period.

Paramount Studio's EBITDA and operating income increased 3% to $143.4 million and 5% to $114.4 million, respectively, over the prior-year period, principally due to higher television profits which were partially offset by lower features profits. Television profits were higher primarily due to increased syndication revenues for JUDGE JUDY and JUDGE JOE BROWN and a change in the mix of domestic television library product revenues. Features profits were lower due to the revenue items noted above. The same prior-year period also benefited from the recognition of a pay television license for library products and the renewal of a film processing agreement. Theaters posted lower results for the quarter primarily due to higher operating costs and depreciation expense associated with additional multiplexes.

Paramount Stations Group's EBITDA and operating income increased 12% and 21%, respectively, primarily driven by a 9% increase in advertising revenues and lower operating expenses.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Video (Home Video and Game rental and retail through traditional stores and the Internet)

                                                   Three months ended               Percent
                                                        March 31,                Better/(Worse)
                                              -----------------------------      --------------
                                                2000               1999
                                                ----               ----
Revenues...........................           $1,211.1           $1,113.0              9%
Operating Income...................           $   44.7           $   50.3            (11)
EBITDA.............................           $  150.3           $  145.1              4

The Video segment is comprised of Blockbuster's operations, operating in the home video, DVD and video game rental and retailing business through traditional stores and the Internet.

Video revenues increased 9% driven by the increased number of Company-operated stores in operation in 2000 over the prior-year period. Worldwide same store sales, which include retail and rental product, increased 3.1%, paced by 2.1% higher domestic same store sales. Operating results were impacted by Blockbuster's investment in its online operations, which began in the fourth quarter of 1999 and resulted in reductions to EBITDA and operating income of $11.4 million and $14.0 million, respectively, for the first quarter of 2000. Excluding the amounts attributable to its online operations, Video's EBITDA and operating income increased 11% and 17%, respectively, over the prior-year period. Video's gross margin percentage decreased to 59.0% for the first quarter of 2000 from 60.3% for the first quarter of 1999 principally due to the increase in merchandise sales, as a percentage of total revenues, as merchandise sales have lower gross margins than rental revenues. Blockbuster Video ended the first quarter with 7,248 company-operated and franchised stores, a net increase of 749 stores over the first quarter of 1999.

Parks (Theme Parks)

                                                        Three months ended              Percent
                                                             March 31,               Better/(Worse)
                                                   ---------------------------       ---------------
                                                      2000             1999
                                                      ----             ----
Revenues.................................            $  7.8           $ 10.5             (26%)
Operating Loss...........................            $(16.1)          $(16.0)             (1)
EBITDA...................................            $ (1.9)          $ (2.7)             30

The Parks segment is comprised of five regional theme parks and a themed attraction in the U.S. and Canada.

The Parks begin full time operations during the second quarter and therefore, record the majority of revenues, EBITDA and operating income during the second and third quarters.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Publishing (Consumer Publishing)

                                                       Three months ended                Percent
                                                           March 31,                   Better/(Worse)
                                                  ----------------------------         --------------
                                                     2000             1999
                                                     ----             ----
Revenues................................            $112.8           $122.7                 (8)%
Operating Income (loss).................            $ (7.0)          $  1.3                 NM
EBITDA..................................            $ (1.7)          $  5.7               (130)

The Publishing segment is comprised of Simon & Schuster Inc., which also includes other flagship imprints such as Pocket Books, Scribner and The Free Press.

For the quarter ended March 31, 2000, lower revenues are principally due to decreased sales in the Pocket Books division, which included comparisons with an "Oprah Book Club" selection in the prior-year period. Publishing's best selling titles in the first quarter included THE GIRL WHO LOVED TOM GORDON by Stephen King, RAIN by V.C. Andrews, THE SEAT OF THE SOUL by Gary Zukav and A HEARTBREAKING WORK OF STAGGERING GENIUS by Dave Eggers. Publishing typically has seasonally stronger operating results in the second half of the year.

Online (Interactive Online Services)

                                                        Three months ended           Percent
                                                             March 31,            Better/(Worse)
                                                   ----------------------------   --------------
                                                      2000             1999
                                                      ----             ----
Revenues.................................            $ 11.6            $ 4.7           147%
Operating Loss...........................            $(37.1)           $(1.0)           NM
EBITDA...................................            $(23.2)           $(1.0)           NM

The Online segment is comprised of online music and children destinations featuring entertainment, information, community tools and e-commerce.

Revenues increased 147% to $11.6 million for the first quarter of 2000 from $4.7 million for the prior year period reflecting increased license fees and higher advertising revenues. The operating loss of $37.1 million in the first quarter of 2000, as compared with an operating loss of $1 million in the prior year period, reflects the increased investment in the Company's online initiatives.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Other Income and Expense Information
------------------------------------

Corporate Expenses/Eliminations
Corporate Expenses/Eliminations, including depreciation and amortization expense, increased 73% to $74.4 million for the first quarter of 2000 from $42.9 million for the first quarter of 1999 principally due to a $36 million increase in intersegment profit eliminations. Corporate expenses of $36.9 million for the first quarter of 2000 decreased 11% from $41.5 million for the same prior-year period.

Interest Expense
Interest expense increased 24% to $122.5 million for the first quarter of 2000 from $98.5 million for the first quarter of 1999. The Company had approximately $6.8 billion and $6.0 billion principal amount of debt outstanding (including current maturities) as of March 31, 2000 and 1999, respectively, at weighted average interest rates of 7.3% and 6.7%, respectively.

Interest Income
Interest income increased 126% to $9.5 million for the first quarter of 2000 from $4.2 million for the first quarter of 1999.

Other Items, Net
"Other items, net" reflects $1.7 million of income for the first quarter of 2000 compared to a loss of $1.3 million for the first quarter of 1999. The increase of $3.0 million principally reflects an increase of $13.6 million related to foreign exchange gains in the first quarter of 2000 partially offset by decreased gains of $10.7 million from the sale of assets .

Provision for Income Taxes
The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated effective tax rates of 45.0% for 2000 and 53.5% for 1999 were both adversely affected by amortization of intangibles in excess of amounts, which are deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the estimated effective tax rates would have been 31.0% for 2000 and 37.0% for 1999.

Equity in Loss of Affiliated Companies, Net of Tax
"Equity in loss of affiliated companies, net of tax" was $6.1 million for the first quarter of 2000 as compared to $16.1 million for the first quarter of 1999, principally reflecting improved results of United Paramount Network and the continuing improved performance of Comedy Central.

Minority Interest
Minority interest primarily represents the minority ownership of Blockbuster common stock.

Extraordinary Loss
For the first quarter ended March 31, 1999, the Company recognized an after-tax extraordinary loss of $23.5 million on the early extinguishment of its 8.0% Merger Debentures for approximately $308 million.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Net Earnings
For the reasons described above, the Company reported net earnings of $76.0 million for the first quarter of 2000 as compared to net earnings of $44.9 million for the first quarter of 1999.

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

As of March 31, 2000, the Company had $1.45 billion available under its shelf registration statement as filed with the Securities and Exchange Commission in 1995. The net proceeds from the sale of the offered securities may be used by the Company to repay, redeem, repurchase or satisfy its obligations in respect of its outstanding indebtedness or other securities; to make loans to its subsidiaries; for general corporate purposes; or for such other purposes as may be specified in the applicable Prospectus Supplement.

Share Repurchase Program
On February 16, 2000, the Company initiated a repurchase program to acquire up to $1.0 billion of its common stock. As of March 31, 2000, the Company had repurchased 10,000 shares of its Class A Common Stock and 14,157,900 shares of its Class B Common Stock for approximately $782.5 million. As of April 27, 2000 the $1.0 billion repurchase program was completed, and the Company has repurchased in total 10,000 shares of its Class A Common Stock and 18,264,500 shares of its Class B Common Stock.

Financial Position
Current assets decreased to $5.0 billion as of March 31, 2000 from $5.2 billion as of December 31, 1999, due to reductions in receivables and inventory, partially offset by an increase in other current assets. The allowance for doubtful accounts as a percentage of receivables increased to 9% as of March 31, 2000 from 6% as of December 31, 1999. The change in property and equipment principally reflects capital expenditures of $105.7 million related to capital additions for new and existing video stores and additional construction and equipment upgrades for the park attractions offset by depreciation expense of $134.0 million. Current liabilities decreased approximately 9% to $4.0 billion as of March 31, 2000 from $4.4 billion as of December 31, 1999, reflecting the payment of normal operating expenses. Long-term debt, including current maturities, increased $0.8 billion to $6.8 billion as of March 31, 2000 from $6.0 billion as of December 31, 1999 primarily reflecting the continued investment in and seasonality of the Company's businesses.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Cash Flows
The Company expects to record the majority of its operating cash flows during the second half of the year due to the positive effect of the holiday season on advertising revenues and video store revenues, the summer operation of its parks and the seasonality of the consumer publishing business. Net cash flow from operating activities of $108.6 million for the three months ended March 31, 2000 principally reflects net earnings of $76.0 million, depreciation and amortization of $229.2 and a decrease in receivables of $192.2 million, partially offset by a decrease in accounts payable and accrued expenses. First quarter 1999 net operating cash flow of negative $391.3 million principally reflects the first quarter tax payment related to the sale of Non-Consumer Publishing. Net cash expenditures for investing activities of $193.7 million for the three months ended March 31, 2000 principally reflect capital expenditures of $105.7 million and investments in and advances to affiliated companies of $64.6 million. Net cash expenditures for investing activities of $292.9 million for the three months ended March 31, 1999 principally reflect capital expenditures and acquisitions of video stores and a television station. Financing activities for the three months ended March 31, 2000 principally reflect net borrowings from banks, offset by the purchase of treasury stock. Financing activities for the first quarter of 1999 reflect net borrowings from banks partially offset by the repurchase of Preferrred Stock and repayment of notes and debentures.

Commitments and Contingencies
The commitments of the Company for program license fees, which are not reflected in the balance sheet as of March 31, 2000 and are estimated to aggregate approximately $1.6 billion, principally reflect SNI's commitments of approximately $1.3 billion for the acquisition of programming rights and the production of original programming and exclude intersegment commitments between the Networks and Entertainment segments of approximately $794 million. The estimate is based upon a number of factors. A majority of such fees are payable over several years, as part of normal programming expenditures of SNI. These commitments to acquire programming rights are contingent upon delivery of motion pictures which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

Capital Structure

The following table sets forth the Company's long-term debt, net of current portion:

                                                       At March 31, 2000                 At December 31, 1999
                                                       -----------------                 --------------------
Notes payable to banks........................             $3,922.5                            $3,054.2
Senior debt...................................              2,311.2                             2,310.9
Senior subordinated debt......................                 35.3                                35.3
Obligations under capital leases..............                559.2                               591.6
                                                           --------                            --------
                                                            6,828.2                             5,992.0
Less current portion..........................                281.3                               294.3
                                                           --------                            --------
                                                           $6,546.9                            $5,697.7
                                                           ========                            ========

The notes and debentures are presented net of an aggregate unamortized discount of $9.8 million as of March 31, 2000 and $10.1 million as of December 31, 1999.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

On March 28, 2000, the Company amended the Viacom Credit Agreements to allow for the merger of CBS with and into the Company.

Debt, including the current portion, as a percentage of total capitalization of the Company was 40% at March 31, 2000 and 35% at December 31, 1999.

At March 31, 2000, the Company was in compliance with all debt covenants and had satisfied all financial ratios and tests under the credit agreements. The Company expects to be in compliance and satisfy all such covenants and ratios as may be applicable from time to time during 2000.

The Company's maturities of long-term debt outstanding at March 31, 2000, excluding capital leases, are $451.9 million (2000), $835.9 million (2001), $2.2 billion (2002), $625.0 million (2003) and $645.0 million (2004). As of March 31, 2000, the Company has classified certain short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis.

Restructuring Charge
In the third quarter of 1999, the Company recorded a charge of approximately $81.1 million, of which $70.3 million was recorded as a restructuring charge and $10.8 million was recorded as part of depreciation expense. The restructuring charge of $70.3 million was primarily associated with the integration of the operations of Spelling Entertainment Group Inc. into Paramount Television, resulting in the elimination of duplicative sales forces and certain other back office functions. Included in this total is severance and employee related costs of $48.1 million, lease termination and other occupancy costs of $17.7 million and other exit costs of $4.5 million. As of March 31, 2000, the Company had paid and charged approximately $24.6 million against the severance liability, $6.0 million against lease termination and other occupancy costs, and $1.0 million against the other exit costs. The Company expects to complete the exit activities by the end of the year 2000.

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

Other Matters
On May 4, 2000, the Company completed its merger with CBS Corporation ("CBS"). Under the terms of the transaction, each share of CBS common stock has been converted into the right to receive 1.085 shares of the Company's Class B Common Stock and each share of CBS Series B

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

preferred stock has been converted into the right to receive 1.085 shares of the Company's Series C Preferred Stock. CBS shareholders will receive a cash payment in lieu of any fractional shares. The combined companies will incur integration-related expenses as a result of the elimination of duplicate facilities and functions, operational realignment and related workforce reductions. Such CBS costs will be recognized as a liability assumed as of the merger date resulting in additional goodwill and the Company's related costs will be recognized as an expense in the second quarter results of operations.

On April 28, 2000, the Company received a favorable supplemental private letter ruling from the Internal Revenue Service. The Company had previously announced that, subject to the approval of the Company's Board of Directors, which will be based on an assessment of market conditions, and the receipt of such supplemental private letter ruling, it intends to split-off Blockbuster by offering to exchange all of its shares of Blockbuster for shares of the Company's common stock. However, the Company has said that it does not intend to commence the offer unless the Blockbuster Class A common stock improves to a price range exceeding $20 per share. The Company has no obligation to effect the split-off.

The aggregate market value of the shares of Blockbuster common stock based on the April 30, 2000 closing price of $10.375 per share of Blockbuster common stock was approximately $1.8 billion. The net book value of Viacom's investment in Blockbuster at March 31, 2000, after giving effect to the initial public offering, was approximately $5.1 billion. If the Company determines to engage in the split-off, any difference between the fair market value and net book value at the time of the split-off will be recognized as a gain or loss for accounting purposes. Based on the April 30, 2000 closing stock price of Blockbuster, a split-off would have resulted in a pre-tax loss on discontinued operations of approximately $3.6 billion. The actual amount of the gain or loss will depend upon the fair market value and net book value of Blockbuster at the time of the split-off as well as the exchange ratio used in the split-off. The Company cannot give any assurance as to whether or not or when the split-off will occur or as to the terms of the split-off if it does occur, or whether or not the split-off, if it does occur, will be tax-free.

On March 31, 2000, the Company acquired the remaining 50% interest in United Paramount Network ("UPN") that it did not already own for $5 million. Commencing in the second quarter of 2000, the Company will consolidate UPN's results of operations.


Cautionary Statement Concerning Forward-looking Statements

This quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

different from any future results, performance and achievements expressed or implied by these statements. The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements: changes in advertising market conditions; changes in the public acceptance of the Company's programming; changes in technology and its effect on competition in the Company's markets; changes in the Federal Communications Laws and Regulations; the risk that the Company's and CBS Corporation's businesses will not be integrated successfully or that the Company's new corporate governance model will not be successful; and other economic, business, competitive and/or regulatory factors affecting the Company's businesses generally. The forward-looking statements included in this document are made only as of the date of this document and under section 27A of the Securities Act and section 21E of the Exchange Act, we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Response to this is included in "Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk."

                         PART II  - - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

      10.1 Amendment No. 5, dated as of March 28, 2000, to the Amended and Restated Credit Agreement, dated as of March 26, 1997, as amended, among Viacom Inc., the Bank parties thereto from time to time, The Bank of New York, as a Managing Agent and as the Documentation Agent, Citibank, N.A., as a Managing Agent and as the Administrative Agent, Morgan Guaranty Trust Company of New York, as a Managing Agent, Bank of America, N.A. (formerly known as Bank of America NT&SA), as a Managing Agent, The Chase Manhattan Bank, as a Managing Agent, JP Morgan Securities Inc., as a Syndication Agent, Banc of America Securities, LLC (formerly known as Bank of America NT&SA), as Syndication Agent, the Banks identified as Agents on the signature pages thereof, as Agents, and the Banks identified as Co-Agents on the signature pages thereof, as Co-Agents.

      10.2 Amendment No. 2, dated as of March 28, 2000, to the Amended and Restated VII Credit Agreement, dated as of March 26, 1997, among Viacom International Inc., the Bank parties thereto from time to time, The Bank of New York, as a Managing Agent and as the Documentation Agent, Citibank, N.A., as a Managing Agent and as the Administrative Agent, Morgan Guaranty Trust Company of New York, as a Managing Agent, Bank of America N.A. (formerly known as Bank of America NT&SA), as a Managing Agent, The Chase Manhattan Bank, as a Managing Agent, JP Morgan Securities Inc., as a Syndication Agent, Bank of America Securities, LLC (formerly known as Bank of America NT&SA), as Syndication Agent, the Banks identified as Agents on the signature pages thereof, as Agents, and the Banks identified as Co-Agents on the signature pages thereof, as Co-Agents.

      10.3 Amendment, dated April 28, 2000, to the Agreement, dated as of September 6, 1999, between Viacom Inc. and Philippe P. Dauman.

      10.4 Amendment, dated April 28, 2000, to the Agreement, dated as of September 6, 1999, between Viacom Inc. and Thomas E. Dooley.

      10.5  Letter Agreement, dated May 3, 2000, between Viacom Inc. and George
            S. Smith, Jr.

      11    Statement re Computation of Net Earnings Per Share

      27    Financial Data Schedule.

(b)  Reports on Form 8-K for Viacom Inc.

      None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 VIACOM INC.
                                      -----------------------------------
                                                 (Registrant)



Date  May 12, 2000                    /s/ Sumner M. Redstone
      ------------                    --------------------------------
                                      Sumner M. Redstone
                                      Chairman of the Board of Directors,
                                      Chief Executive Officer




Date  May 12, 2000                    /s/ Susan C. Gordon
      ------------                    --------------------------------
                                      Susan C. Gordon
                                      Vice President, Controller,
                                      Chief Accounting Officer

                                 Exhibit Index
                                 -------------


      10.1 Amendment No. 5, dated as of March 28, 2000, to the Amended and Restated Credit Agreement, dated as of March 26, 1997, as amended, among Viacom Inc., the Bank parties thereto from time to time, The Bank of New York, as a Managing Agent and as the Documentation Agent, Citibank, N.A., as a Managing Agent and as the Administrative Agent, Morgan Guaranty Trust Company of New York, as a Managing Agent, Bank of America, N.A. (formerly known as Bank of America NT&SA), as a Managing Agent, The Chase Manhattan Bank, as a Managing Agent, JP Morgan Securities Inc., as a Syndication Agent, Banc of America Securities, LLC (formerly known as Bank of America NT&SA), as Syndication Agent, the Banks identified as Agents on the signature pages thereof, as Agents, and the Banks identified as Co-Agents on the signature pages thereof, as Co-Agents.

      10.2 Amendment No. 2, dated as of March 28, 2000, to the Amended and Restated VII Credit Agreement, dated as of March 26, 1997, among Viacom International Inc., the Bank parties thereto from time to time, The Bank of New York, as a Managing Agent and as the Documentation Agent, Citibank, N.A., as a Managing Agent and as the Administrative Agent, Morgan Guaranty Trust Company of New York, as a Managing Agent, Bank of America N.A. (formerly known as Bank of America NT&SA), as a Managing Agent, The Chase Manhattan Bank, as a Managing Agent, JP Morgan Securities Inc., as a Syndication Agent, Bank of America Securities, LLC (formerly known as Bank of America NT&SA), as Syndication Agent, the Banks identified as Agents on the signature pages thereof, as Agents, and the Banks identified as Co-Agents on the signature pages thereof, as Co-Agents.

      10.3 Amendment, dated April 28, 2000, to the Agreement, dated as of September 6, 1999, between Viacom Inc. and Philippe P. Dauman.

      10.4 Amendment, dated April 28, 2000, to the Agreement, dated as of September 6, 1999, between Viacom Inc. and Thomas E. Dooley.

      10.5  Letter Agreement, dated May 3, 2000, between Viacom Inc. and George
            S. Smith, Jr.

      11    Statement re Computation of Net Earnings Per Share.

      27    Financial Data Schedule.