Form 10-Q
period 2000-06-30
VIACOM INC
filed 2000-08-14
CIK 813828

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000
                                                 -------------

                         Commission file number 1-9553




                                  VIACOM INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   04-2949533
               --------                                   ----------
    (State or other jurisdiction of)                   (I.R.S. Employer
    incorporation or organization)                     identification No)


                     1515 Broadway, New York, New York 10036
              ----------------------------------------------------
               (Address of principal executive offices, zip code)


                                 (212) 258-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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


Number of shares of Common Stock Outstanding at July 31, 2000:

     Class A Common Stock, par value $.01 per share - 137,546,949

     Class B Common Stock, par value $.01 per share - 1,379,075,241


================================================================================

                                  VIACOM INC.
                               INDEX TO FORM 10-Q



                                                                                                       Page

                  PART I - FINANCIAL INFORMATION

       Item 1.    Financial Statements
                  Consolidated Statements of Operations (Unaudited) for the Three and
                  Six Months ended June 30, 2000 and June 30, 1999                                        3

                  Consolidated Balance Sheets at June 30, 2000 (Unaudited) and
                  December 31, 1999                                                                       4

                  Consolidated Statements of Cash Flow (Unaudited) for the Six Months
                  ended June 30, 2000 and June 30, 1999                                                   5

                  Notes to Consolidated Financial Statements (Unaudited)                                  6

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              23

       Item 3.    Quantitative and Qualitative Disclosures about Market Risk                             36

                 PART II - OTHER INFORMATION

       Item 4.   Submission of Matters to a Vote of Security Holders                                     37

       Item 6.   Exhibits and Reports on Form 8-K                                                        39


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          VIACOM INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
               (Unaudited; in millions, except per share amounts)

                                                                 Three Months Ended       Six Months Ended
                                                                      June 30,                June 30,
                                                             -----------------------------------------------
                                                                  2000        1999        2000        1999
------------------------------------------------------------------------------------------------------------
Revenues                                                        $4,912.5    $3,003.3    $7,938.3    $5,954.4
Expenses:
 Operating                                                       2,866.1     1,935.4     4,861.2     3,887.6
 Selling, general and administrative                             1,075.1       585.6     1,636.2     1,109.9
 Merger-related charges                                            698.5          --       698.5          --
 Depreciation and amortization                                     551.0       200.0       780.2       397.1
------------------------------------------------------------------------------------------------------------
      Total expenses                                             5,190.7     2,721.0     7,976.1     5,394.6
------------------------------------------------------------------------------------------------------------

Operating income (loss)                                           (278.2)      282.3       (37.8)      559.8

 Interest expense                                                 (193.4)     (110.6)     (315.9)     (209.1)
 Interest income                                                    13.9         4.5        23.4         8.7
 Other items, net                                                  (16.7)        6.6       (15.0)        5.3
------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                               (474.4)      182.8      (345.3)      364.7

 Benefit (provision) for income taxes                               12.1      (105.1)      (46.0)     (202.4)
 Equity in loss of affiliated companies, net of tax                (21.3)      (18.2)      (27.4)      (34.3)
 Minority interest, net of tax                                     (12.0)        (.2)       (8.9)        (.3)
------------------------------------------------------------------------------------------------------------

Net earnings (loss) before extraordinary loss and cumulative
   effect of change in accounting principle                       (495.6)       59.3      (427.6)      127.7

 Extraordinary loss, net of tax                                       --          --          --       (23.5)
 Cumulative effect of change in accounting principle,
   net of tax                                                         --          --      (452.3)         --
------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                               (495.6)       59.3      (879.9)      104.2
 Cumulative convertible preferred stock dividend
   requirement                                                        --          --          --         (.4)
 Premium on redemption of preferred stock                             --          --          --       (12.0)
------------------------------------------------------------------------------------------------------------
Net earnings (loss) attributable to common stock                $ (495.6)   $   59.3    $ (879.9)   $   91.8
============================================================================================================

Basic earnings (loss) per common share:
 Net earnings (loss) before extraordinary loss and
   cumulative effect of change in accounting principle          $   (.41)   $    .09    $   (.45)   $    .17
 Net earnings (loss)                                            $   (.41)   $    .09    $   (.93)   $    .13
============================================================================================================

Diluted earnings (loss) per common share:
 Net earnings (loss) before extraordinary loss and
   cumulative effect of change in accounting principle          $   (.41)   $    .08    $   (.45)   $    .16
 Net earnings (loss)                                            $   (.41)   $    .08    $   (.93)   $    .13
============================================================================================================

Weighted average number of common shares:
 Basic                                                           1,207.6       690.6       951.2       693.4
 Diluted                                                         1,207.6       705.0       951.2       708.1
============================================================================================================

                See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (In millions, except per share amounts)

                                                                                             At June 30,      At December 31,
                                                                                                2000               1999
-----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                       (Unaudited)
  Cash and cash equivalents                                                                   $   907.0             $   680.8
  Receivables, less allowances of $188.0 (2000) and $109.5 (1999)                               3,284.4               1,697.4
  Inventory (Note 7)                                                                            1,295.2               1,959.5
  Other current assets                                                                          1,717.6                 860.7
-----------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                      7,204.2               5,198.4
-----------------------------------------------------------------------------------------------------------------------------

  Property and equipment:
   Land                                                                                           715.8                 450.3
   Buildings                                                                                    1,058.8                 660.1
   Capital leases                                                                                 889.0                 881.9
   Advertising structures                                                                       1,818.5                    --
   Equipment and other                                                                          4,223.3               3,263.6
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                8,705.4               5,255.9
   Less accumulated depreciation and amortization                                               2,136.3               1,830.6
-----------------------------------------------------------------------------------------------------------------------------
      Net property and equipment                                                                6,569.1               3,425.3
-----------------------------------------------------------------------------------------------------------------------------

  Inventory (Note 7)                                                                            3,426.9               2,829.5
  Intangibles, net (Note 3)                                                                    61,216.1              11,478.9
  Other assets                                                                                  5,308.9               1,554.3
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                  $83,725.2             $24,486.4
=============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                                                              1,100.1                 544.4
  Accrued expenses and other                                                                    3,762.8               2,276.9
  Accrued participations                                                                        1,119.7               1,087.2
  Program rights                                                                                  734.8                 196.9
  Current portion of long-term debt (Note 9)                                                      375.5                 294.3
-----------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                 7,092.9               4,399.7

  Long-term debt (Note 9)                                                                      11,130.7               5,697.7
  Deferred tax liabilities                                                                      1,895.0                  72.9
  Other liabilities                                                                             7,436.6               1,937.6

  Commitments and contingencies (Note 10)

  Minority Interest                                                                             6,950.2               1,246.5

  Stockholders' Equity:
  Class A Common Stock, par value $.01 per share; 500.0 shares
   authorized; 138.9 (2000) and 139.7 (1999) shares issued                                          1.4                   1.4
  Class B Common Stock, par value $.01 per share; 3,000.0 shares
   authorized; 1,448.9 (2000) and 606.6 (1999) shares issued                                       14.4                   6.1
  Additional paid-in capital                                                                   50,593.0              10,338.5
  Retained earnings                                                                             1,368.0               2,247.9
  Accumulated other comprehensive loss (Note 1)                                                   (77.3)                (30.2)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                               51,899.5              12,563.7

  Less treasury stock, at cost; 1.4 (2000 and 1999) Class A shares and
   69.4 (2000) and 47.1 (1999) Class B shares                                                  (2,679.7)             (1,431.7)
-----------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                     49,219.8              11,132.0
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                    $83,725.2             $24,486.4
=============================================================================================================================

                See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)

Six months ended June 30,                                                                         2000                 1999
=============================================================================================================================
Net earnings (loss)                                                                           $   (879.9)            $  104.2
Adjustments to reconcile net earnings (loss) to net cash flow from operating activities
  Non-cash merger-related charges                                                                  415.0                   --
  Cumulative effect of change in accounting principle                                              753.9                   --
  Depreciation and amortization                                                                    780.2                397.1
  Distribution from affiliated companies                                                            28.1                 14.4
  Equity in loss of affiliated companies                                                            27.4                 34.3
  Change in operating assets and liabilities, net of effects of acquisitions                      (589.1)              (922.1)
-----------------------------------------------------------------------------------------------------------------------------
Net cash flow provided by (used for) operating activities                                          535.6               (372.1)
-----------------------------------------------------------------------------------------------------------------------------

Investing Activities:
  Capital expenditures                                                                            (291.9)              (320.4)
  Acquisitions, net of cash acquired                                                              (286.9)              (277.4)
  Investments in and advances to affiliated companies                                             (111.9)               (84.4)
  Proceeds from sales of short-term investments                                                    118.3                222.5
  Purchases of short-term investments                                                              (58.1)              (215.3)
  Other, net                                                                                        (1.2)                  --
-----------------------------------------------------------------------------------------------------------------------------
Net cash flow used for investing activities                                                       (631.7)              (675.0)
-----------------------------------------------------------------------------------------------------------------------------

Financing Activities:
  Borrowings from banks, including commercial paper, net                                         1,582.8              2,776.6
  Proceeds from notes and debentures                                                               137.2                   --
  Repayment of notes and debentures                                                               (110.2)              (856.9)
  Repurchase of preferred stock                                                                       --               (612.0)
  Purchase of treasury stock and warrants                                                       (1,248.0)              (402.3)
  Purchase of treasury stock by subsidiary                                                         (82.8)                  --
  Payment of capital lease obligations                                                             (64.9)               (44.5)
  Proceeds from exercise of stock options and warrants                                             110.9                 42.4
  Other, net                                                                                        (2.7)                (7.5)
-----------------------------------------------------------------------------------------------------------------------------
Net cash flow provided by financing activities                                                     322.3                895.8
-----------------------------------------------------------------------------------------------------------------------------

  Net increase (decrease) in cash and cash equivalents                                             226.2               (151.3)
  Cash and cash equivalents at beginning of the period                                             680.8                767.3
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                    $    907.0             $  616.0
-----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
  Fair value of assets acquired                                                               $ 60,170.9             $  278.2
  Fair value of liabilities assumed                                                            (20,134.0)                 (.8)
  Cash paid, net of cash acquired                                                                 (286.9)              (277.4)
-----------------------------------------------------------------------------------------------------------------------------
  Impact on stockholders' equity                                                              $ 39,750.0             $     --
-----------------------------------------------------------------------------------------------------------------------------
  Property and equipment acquired under capitalized leases                                    $     34.8             $  117.5
-----------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Tabular dollars in millions, except per share amounts)


1)  BASIS OF PRESENTATION

Viacom Inc. ("Viacom" or the "Company") is a diversified entertainment company with operations in seven segments: (i) Cable Networks, (ii) Television, (iii) Infinity, (iv) Entertainment, (v) Video, (vi) Publishing and (vii) Online. On May 4, 2000, CBS Corporation ("CBS") merged with and into the Company and effective from this date, CBS' results of operations are included in the Company's consolidated results of operations (See Note 3).

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company's most recent annual report on Form 10-K.

In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows of the Company for the periods presented, except for the change in accounting principle. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain previously reported amounts have been reclassified to conform with the current presentation.

Use of Estimates -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Earnings (Loss) per Common Share - Basic earnings per share ("EPS") is computed by dividing the net earnings applicable to common shares by the weighted average of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average of common shares outstanding by the assumed conversion of convertible securities and exercise of stock options only in the periods in which such effect would have been dilutive. For the three and six months ended June 30, 2000, the incremental shares for stock options of 30.1 million and 23.5 million, respectively, were excluded from the computation of diluted EPS because their inclusion would be anti-dilutive. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS:

                                                        Three months ended              Six months ended
                                                             June 30,                       June 30,
                                                    ----------------------------  ----------------------------
                                                            2000           1999            2000          1999
--------------------------------------------------------------------------------------------------------------
Weighted average shares for basic EPS                      1,207.6         690.6           951.2         693.4
Incremental shares for stock options & warrants                 --          14.4              --          14.7
--------------------------------------------------------------------------------------------------------------
Weighted average shares for diluted EPS                    1,207.6         705.0           951.2         708.1
--------------------------------------------------------------------------------------------------------------

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

Comprehensive Income (Loss) - Total comprehensive income (loss) for the Company includes net earnings (loss) and other comprehensive income items including unrealized gain (loss) on securities, cumulative translation adjustments and minimum pension liability adjustments.

                                                             Three months ended   Six months ended
                                                                  June 30,            June 30,
                                                            --------------------  -----------------
                                                                2000      1999       2000     1999
---------------------------------------------------------------------------------------------------
Net earnings (loss)                                           $(495.6)    $59.3    $(879.9)  $104.2
Other comprehensive income (loss):
 Unrealized gain (loss) on securities, net of tax                (6.7)      5.0      (11.3)     3.6
 Cumulative translation adjustments, net of tax                 (33.6)     (2.2)     (35.8)    16.8
 Minimum pension liability adjustments, net of tax                 --        --         --      4.2
---------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                   $(535.9)    $62.1    $(927.0)  $128.8
===================================================================================================

Change in Accounting - In June 2000, the Company elected early adoption of Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). SOP 00-02 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Under the new accounting standard, all exploitation costs such as advertising expenses, marketing costs and video duplication costs for theatrical and television product will be expensed as incurred, whereas under the old accounting standards, these costs were capitalized and amortized over the products' lifetime. As a result of this early adoption, the Company recorded a one-time, pre-tax non-cash charge of $754 million ($452 million after-tax or $.48 per share). This charge has been reflected as a cumulative effect of a change in accounting principle, effective January 1, 2000, in the consolidated statement of operations. Under the SOP 00-2 for the six months ended June 30, 2000, the Company recognized additional operating expense of approximately $50 million.

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement 139 ("SFAS 139") which rescinds FASB Statement 53 on financial reporting by motion picture film producers or distributors. SFAS 139 requires public companies to follow the guidance provided by SOP 00-2.

2)  SUBSEQUENT EVENTS

On July 1, 2000, Infinity Broadcasting Corporation ("Infinity Broadcasting"),a majority owned subsidiary of the Company, completed the acquisition of Waterman Broadcasting Corporation of Texas ("Waterman Broadcasting") in exchange for approximately 2.7 million shares of Infinity Broadcasting Class A common stock valued at approximately $88 million. Waterman Broadcasting owns radio stations KTSA-AM and KTFM-FM in San Antonio, Texas.

On July 11, 2000, Infinity Broadcasting entered into an agreement to purchase Memphis radio stations WMC-AM and WMC-FM from Raycom Media for approximately $76 million.

On July 20, 2000, Infinity Broadcasting initiated a $3.3 billion commercial paper program (the "Program"). Borrowings under the Program will be short-term in nature and are supported by unused committed bank facilities and will be used primarily to finance pending and future potential acquisitions.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

On August 1, 2000 the Company issued $1.15 billion of 7.70% unsecured senior notes due July 30, 2010 and $500 million of 7.875% unsecured senior debentures due July 30, 2030; interest on the senior notes and debentures will be payable semi-annually. Proceeds from the debt issuance were used to repay bank debt, including commercial paper. The senior notes and debentures are redeemable at any time at their principal amount plus the applicable premium and accrued interest.

3)  CBS MERGER

On May 4, 2000, CBS was merged with and into the Company (the "Merger"). The total purchase price of approximately $39.8 billion included approximately $37.7 billion for the issuance of 825.5 million shares of Viacom non-voting Class B common stock and 11,004 shares of Viacom Series C convertible preferred stock, which were subsequently converted into shares of Viacom non-voting Class B common stock, and approximately $1.9 billion for the fair value of CBS stock options assumed by Viacom and transaction costs. In addition, Viacom assumed approximately $3.7 billion of CBS debt.

The Merger was accounted for under the purchase method of accounting. CBS' results of operations are included in the Company's reported consolidated results of operations from the effective date of acquisition. The total cost to acquire CBS has been preliminarily allocated based on the estimated fair values of the assets acquired and liabilities assumed at the time of the Merger. The excess purchase price over the fair value of the tangible net assets acquired of approximately $50 billion was allocated to intangibles and is being amortized on a straight-line basis principally not to exceed 40 years. Included in this total are FCC licenses of approximately $9.3 billion at June 30, 2000. The final allocation of the purchase price will be based on comprehensive final evaluations of the fair value of CBS' tangible and identifiable intangible assets acquired and liabilities assumed.

The Company presently holds television stations which reach approximately 41% of United States television households (as calculated for this purpose under rules and regulations of the Federal Communications Commission (the "FCC"), which apply a 50% discount to the reach of UHF stations). These stations reach approximately 6% in excess of the 35% limit permitted by FCC regulations. In connection with FCC approval of the Merger, the Company was given one year to come into compliance with the limit. The Company was also provided with one year to come into compliance with the FCC's so-called "dual network" rule, which prohibits the Company from owning and controlling both CBS and the United Paramount Network ("UPN"). On June 20, 2000, the FCC released a Notice of Proposed Rule Making, in which it proposes to modify the dual network, the effect of which would be to permit the Company to own both CBS and UPN. In addition, the Company was provided with six months to come into compliance with FCC rules limiting the number of television and radio stations held in a single market.

The unaudited condensed pro forma results of operations data presented below assumes the Merger, pre-merger CBS acquisitions, and the UPN acquisition, had occurred as of January 1, 1999. The unaudited condensed pro forma results of operations were prepared based upon the historical consolidated results of operations of the Company and CBS prior to the Merger, adjusted to exclude the non-recurring merger-related charges and to reflect the adoption of the change in accounting principle as of January 1, 1999 (see Note 1). Financial results of CBS subsequent to the date of acquisition are included in the Company's financial statements. The pre-merger CBS acquisitions assumed to have been acquired January 1, 1999 are Infinity Outdoor, King World and two Texas television stations. The aggregate impact of other acquisitions was not material to consolidated results of operations.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

Proforma Results of Operations Data                               Six months ended June 30,
(unaudited)                                                        2000                1999
-----------------------------------------------------------------------------------------------
Revenues                                                        $11,233.8             $10,240.5
Net loss before extraordinary loss and
 cumulative effect of change in accounting principle            $  (167.7)            $  (164.7)

Net earnings (loss) attributable to common stock                $  (618.0)            $   178.4
Basic and diluted earnings (loss):
Net loss before extraordinary loss and cumulative
 effect of change in accounting principle                       $    (.11)            $    (.12)
Net earnings (loss)                                             $    (.41)            $     .12
-----------------------------------------------------------------------------------------------

The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the CBS, UPN, Infinity Outdoor, King World and television station transactions been consummated on January 1, 1999. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

4)  MERGER-RELATED CHARGES

In the second quarter of 2000, Viacom recorded non-recurring merger-related charges of $698 million (after-tax $505 million or $.42 per share). These charges include non-cash charges of $415 million principally attributable to compensation for stock options and $283 million of cash payments and accrued liabilities for severance, transaction fees and costs associated with the integration of Viacom and CBS and the acquisition of UPN (see Note 3). As of June 30, 2000, the Company had paid and charged approximately $72 million against the severance liabilities.

In the third quarter of 1999, the Company recorded a restructuring charge of $70.3 million primarily associated with the integration of the operations of Spelling Entertainment Group Inc. into Paramount Television, resulting in the elimination of duplicative sales forces and certain other back office functions. Included in this total were severance and employee related costs of $48.1 million, lease termination and other occupancy costs of $17.7 million and other exit costs of $4.5 million. As of June 30, 2000, the Company had paid and charged approximately $32.6 million against the severance liability; $9.5 million against lease termination and other occupancy costs, and $1.2 million against the other exit costs. The Company expects to complete the exit activities by the end of the year 2000.

5)  OTHER ACQUISITIONS

During June 2000, Infinity Broadcasting completed its acquisitions of two international outdoor advertising businesses for approximately $490 million.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

On March 31, 2000, the Company acquired the remaining 50% interest in UPN that it did not already own for $5 million and recorded approximately $76 million of goodwill. In the second quarter of 2000, the Company consolidated UPN's results of operations. Prior to this acquisition, the Company reported its proportionate share of net losses of UPN in "Equity in loss of affiliated companies, net of tax" in the Consolidated Statements of Operations.

On March 3, 2000, Infinity Broadcasting entered into an asset purchase agreement to acquire 18 radio stations from Clear Channel Communications, Inc. for approximately $1.4 billion. This transaction is subject to regulatory reviews and approvals and is expected to close by the end of the third quarter 2000.

6)  INVESTMENTS IN AFFILIATED COMPANIES

The Company accounts for its investments in affiliated companies over which it has significant influence or ownership of 20% or more but less than or equal to 50% under the equity method. Such investments include several Internet-based companies with equity ownership interests ranging from 20% to 50%. At June 30, 2000, the Company's total investment in affiliated companies was $914.8 million, of which $391.9 million represented the Internet-based companies, and is reflected in Other Assets in the Consolidated Balance Sheet. The following summarized unaudited financial information reflects the Internet equity investments' results of operations (results are recorded on a one quarter lag).

Results of Operations Data
(unaudited)

                                                                Three months ended    Six months ended
                                                                     June 30,             June 30,
                                                               --------------------  ------------------
                                                                   2000      1999       2000     1999
------------------------------------------------------------------------------------------------------
Revenues                                                         $  26.4    $  8.5    $  52.0   $ 15.9
Gross profit                                                        11.9       4.1       17.6      6.7
Loss before extraordinary items
   and effect of a change in accounting principle                 (108.4)    (19.4)    (233.9)   (31.6)
Net loss                                                          (108.4)    (19.4)    (233.9)   (31.6)
------------------------------------------------------------------------------------------------------

At the date of acquisition, for equity investments in Internet-based companies the Company typically records the investment at an amount equal to the cash consideration paid plus the fair value of the advertising and promotion time to be provided. The associated obligation to provide future advertising and promotion time is non-cash and is recorded as deferred revenue at an amount equal to the fair value of the advertising and promotion time to be provided. Any related deferred revenue balance is presented as a liability in the Consolidated

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

Balance Sheet. Deferred revenue is relieved and barter revenue is recognized as the related advertising and promotion time is delivered. Barter revenue of $27.6 million has been recognized for both the three and six months ended June 30, 2000.

For equity investments, a difference typically exists between the initial investment and the proportionate share in the underlying net assets of these companies. This difference is being amortized over a five-year period and as of June 30, 2000 the unamortized difference is $572 million. The amortization expense of the Company's initial basis is presented as "Equity in loss of affiliated companies, net of tax" in the Consolidated Statements of Operations.

As of June 30, 2000, the Company's equity investments included three publicly traded Internet- based companies: Hollywood.com, Inc., MarketWatch.com, Inc. and Switchboard, Inc. Based upon quoted market prices at June 30, 2000, the aggregate carrying values of these investments exceeded their respective aggregate market values by approximately $43 million.

7)  INVENTORY

                                                      June 30, 2000             December 31, 1999
---------------------------------------------------------------------------------------------------
Theatrical and television inventory:

Theatrical productions:
   Released                                            $  443.4                       $  798.7
   Completed, not released                                   --                            0.8
   In process and other                                   271.2                          276.6
 Television productions:
   Released                                               942.4                        1,039.4
   In process and other                                    77.9                          135.0
 Program rights                                         1,896.9                        1,434.4
---------------------------------------------------------------------------------------------------
                                                        3,631.8                        3,684.9
 Less current portion                                     886.1                        1,515.0
---------------------------------------------------------------------------------------------------
                                                        2,745.7                        2,169.9
---------------------------------------------------------------------------------------------------
Merchandise inventory, including sell-through
 videocassettes                                           283.0                          338.0
Videocassette rental inventory                            593.3                          569.5
Publishing, primarily finished goods                       76.4                           70.4
Other                                                     137.6                          126.2
---------------------------------------------------------------------------------------------------
                                                        1,090.3                        1,104.1
 Less current portion                                     409.1                          444.5
---------------------------------------------------------------------------------------------------
                                                          681.2                          659.6
---------------------------------------------------------------------------------------------------


Total Current Inventory                                $1,295.2                       $1,959.5
---------------------------------------------------------------------------------------------------
Total Non-Current Inventory                            $3,426.9                       $2,829.5
---------------------------------------------------------------------------------------------------

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

8)  STOCK REPURCHASE

During the first six months of 2000, the Company repurchased 10,000 shares of its Class A Common Stock and 22,231,355 shares of its Class B Common Stock under its stock repurchase programs for approximately $1.2 billion in the aggregate. Second quarter 2000 repurchases included in this total amounted to $465.2 million.

9)  LONG-TERM DEBT


                                                                                        At June 30,     At December 31,
                                                                                            2000              1999
----------------------------------------------------------------------------------------------------------------------

Long-term debt:
   Notes payable to banks (including commercial paper)                                   $ 5,964.5            $3,054.2
   Senior notes and debentures (5.875% - 9.75%, due 2000-2023)                             4,221.1             2,310.9
   Senior subordinated notes (8.875%-10.25%, due 2001-2007)                                  728.2                35.3
   Subordinated exchange debentures (11.375%, due 2009)                                       45.0                  --
   Obligations under capital leases                                                          547.4               591.6
----------------------------------------------------------------------------------------------------------------------
     Total debt                                                                          $11,506.2            $5,992.0
     Less current portion                                                                    375.5               294.3
----------------------------------------------------------------------------------------------------------------------
     Total long-term debt                                                                $11,130.7            $5,697.7
======================================================================================================================

As a result of the CBS merger, Viacom assumed approximately $3.7 billion of CBS debt. On March 28, 2000, the Viacom credit agreements were amended to allow for the merger of CBS with and into the Company. On April 17, 2000, the CBS and Infinity credit agreements were amended to allow for the merger of CBS with and into the Company.

The Company has a $3.0 billion commercial paper program. Borrowings under the program have maturities of less than a year and are supported by unused committed bank facilities.

On May 3, 2000, Infinity Broadcasting entered into two new credit facilities, totaling $1.95 billion, comprised of a $1.45 billion 5-year revolving credit and a $500 million 364-day revolving credit. Borrowing rates under the facilities are determined at the time of each borrowing and are based generally on a floating rate index, the London Interbank Offer Rate ("LIBOR"), plus a margin based on Infinity Broadcasting's senior unsecured debt rating. The facility contains certain covenants which, among other things, require that Infinity Broadcasting maintain certain financial ratios and impose on Infinity Broadcasting and its subsidiaries certain limitations on substantial asset sales and mergers with any other company in which Infinity Broadcasting is not the surviving entity.


10)  COMMITMENTS AND CONTINGENCIES

There are various lawsuits and claims pending against the Company relating to its ongoing and discontinued operations. Some of these lawsuits and claims, including those related to asbestos liabilities, seek substantial monetary damages. Management believes that any ultimate liability resulting from those

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

actions or claims will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

The Company is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusions of asbestos in certain products supplied by previously divested industrial businesses, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Company was neither a manufacturer nor a producer of asbestos. At June 30, 2000 the Company had approximately 129,000 unresolved claims pending.

The Company has brought suit against certain of its insurance carriers with respect to these asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers that have agreed to the settlement are now reimbursing the Company for a substantial portion of its current costs and settlements associated with asbestos claims. The Company has recorded a liability (in Other liabilities) reflecting its best estimate of its asbestos liability exposure. The Company has also separately recorded an asset reflected in Other assets in the Consolidated Balance Sheet equal to the amount of such estimated liability that will be recovered pursuant to agreements with insurance carriers.

The Company and certain of its subsidiaries and affiliates from time to time receive claims from federal and state environmental regulatory agencies and other entities asserting that they are or may be liable for environmental cleanup costs and related damages, principally relating to discontinued operations conducted by its former mining and industrial businesses (acquired as part of the Company's mergers). The Company's liabilities reflect management's best estimate of its environmental exposure. Such liability was not discounted or reduced by potential insurance recoveries and reflects management's estimate of cost sharing at multiparty sites. The estimated liability was calculated based upon currently available facts, existing technology and presently enacted laws and regulations. On the basis of its experience and the information currently available to it, the Company believes that the claims it has received will not have a material adverse effect on its results of operations, financial position or liquidity.

The commitments of the Company for program license fees, estimated to aggregate approximately $15.8 billion, are not reflected in the balance sheet as of June 30, 2000. These commitments include approximately $12.3 billion for the acquisition of sports programming rights. A majority of such fees are payable over several years, as part of normal programming expenditures.

11)  PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The reported estimated annual effective tax rates of 77.0% for 2000 and 55.5% for 1999 were adversely affected by amortization of intangibles in excess of the amounts deductible for the tax purposes. Excluding the non-deductible amortization of intangibles, the estimated annual effective tax rates would have been 40.1% for 2000 and 37.7% for 1999.

Due to the unusual nature of the merger-related charges of $698 million (after-tax $505 million), its full income tax effect is also excluded from the 2000 estimated annual effective tax rate.

12)  OPERATING SEGMENTS

The following table sets forth the Company's financial performance by reportable operating segment. As a result of the merger with CBS, the segment information reflects a new organizational structure. Prior period information for Viacom has been reclassified to conform to the new structure. Intersegment sales are recorded at fair market value as if the sales were to third parties and are eliminated in consolidation. Intersegment sales were not material for the

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

periods presented. Residual costs of discontinued businesses primarily include pension and postretirement benefit costs for benefit plans retained by CBS for previously divested industrial businesses. The Company evaluates performance based on many factors; one of the primary measures is EBITDA, defined as operating income before depreciation and amortization. The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments. However, EBITDA should be considered in addition to, not as a substitute for or superior to operating income, net earnings, cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles.

                                                       Three Months Ended June 30,          Six Months Ended June 30,
                                                       ---------------------------          -------------------------
                                                          2000            1999                 2000            1999
---------------------------------------------------------------------------------------------------------------------
Revenues:
Cable Networks                                          $  945.9        $  704.4             $1,705.4        $1,368.2
Television                                               1,278.4           518.3              1,806.5         1,079.7
Infinity                                                   672.6              --                672.6              --
Entertainment                                              757.7           657.8              1,293.1         1,200.3
Video                                                    1,214.4         1,041.7              2,425.5         2,154.7
Publishing                                                 133.2           145.8                246.0           268.5
Online                                                      24.2             5.2                 35.8             9.9
Intercompany eliminations                                 (113.9)          (69.9)              (246.6)         (126.9)
---------------------------------------------------------------------------------------------------------------------
   Total Revenues                                       $4,912.5        $3,003.3             $7,938.3        $5,954.4
---------------------------------------------------------------------------------------------------------------------


                                                        Three Months Ended June 30,          Six Months Ended June 30,
                                                        ---------------------------          -------------------------
                                                           2000            1999                 2000           1999
---------------------------------------------------------------------------------------------------------------------
EBITDA:
Cable Networks                                          $  335.0         $ 219.3             $  593.7        $  420.8
Television                                                 183.0            89.4                300.3           159.1
Infinity                                                   324.1              --                324.1              --
Entertainment                                              114.4           105.0                169.1           195.4
Video                                                      113.2           104.5                263.5           249.6
Publishing                                                   8.5            16.9                  6.8            22.6
Online                                                     (67.3)           (6.0)               (90.5)           (7.0)
---------------------------------------------------------------------------------------------------------------------
   Segment Total                                         1,010.9           529.1              1,567.0         1,040.5
---------------------------------------------------------------------------------------------------------------------
Corporate Expenses/Eliminations                           (719.5)          (46.8)              (806.0)          (83.6)
Residual cost of discontinued operations                   (18.6)             --                (18.6)             --
---------------------------------------------------------------------------------------------------------------------
   Total EBITDA                                         $  272.8         $ 482.3             $  742.4        $  956.9
---------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                           $ (551.0)        $(200.0)            $ (780.2)       $ (397.1)
---------------------------------------------------------------------------------------------------------------------
   Total Operating Income                               $ (278.2)        $ 282.3             $  (37.8)       $  559.8
---------------------------------------------------------------------------------------------------------------------




                                                                      At June 30,        At December 31,
                                                                         2000                 1999
------------------------------------------------------------------------------------------------------
Total Assets:
Cable Networks                                                         $ 7,682.5             $ 3,138.1
Television                                                              24,697.7               5,817.2
Infinity                                                                32,235.9                    --
Entertainment                                                            4,865.6               4,826.5
Video                                                                    8,370.1               8,475.6
Publishing                                                                 944.8                 948.1
Online                                                                     883.0                 162.1
------------------------------------------------------------------------------------------------------
   Segment Total                                                        79,679.6              23,367.6
Corporate/Eliminations                                                   4,045.6               1,118.8
------------------------------------------------------------------------------------------------------
   Total Assets                                                        $83,725.2             $24,486.4
------------------------------------------------------------------------------------------------------

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

13)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Viacom International Inc. ("Viacom International") is a wholly owned subsidiary of the Company. The Company has fully and unconditionally guaranteed Viacom International debt securities. The Company has determined that separate financial statements and other disclosures concerning Viacom International are not material to investors. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of the Company, Viacom International (in each case, carrying investments in Non-Guarantor Affiliates under the equity method), the direct and indirect Non-Guarantor Affiliates of the Company, and the eliminations necessary to arrive at the information for the Company on a consolidated basis. Certain prior year equity eliminations have been reclassified to conform to the current period presentation.

                                                                    Three Months Ended June 30, 2000
                                                  --------------------------------------------------------------------
                                                                                Non-                        Viacom
                                                   Viacom        Viacom       Guarantor                      Inc.
                                                    Inc.     International   Affiliates   Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------
Revenues                                           $  10.3        $  603.0     $4,311.8       $  (12.6)      $4,912.5
---------------------------------------------------------------------------------------------------------------------

Expenses:
 Operating                                             8.2           205.2      2,680.7          (28.0)       2,866.1
 Selling, general and administrative                   1.7           253.7        819.7             --        1,075.1
 Merger-related charges                                 --           650.0         48.5             --          698.5
 Depreciation and amortization                         0.9            35.1        515.0             --          551.0
---------------------------------------------------------------------------------------------------------------------
   Total expenses                                     10.8         1,144.0      4,063.9          (28.0)       5,190.7
---------------------------------------------------------------------------------------------------------------------
Operating income (loss)                               (0.5)         (541.0)       247.9           15.4         (278.2)
---------------------------------------------------------------------------------------------------------------------

 Interest expense                                    (82.1)          (19.9)       (91.4)            --         (193.4)
 Interest income                                       0.2             6.9          6.8             --           13.9
 Intercompany interest                               (31.6)           28.1          3.5             --             --
 Other items, net                                     (7.5)            3.4        (12.6)            --          (16.7)
---------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                 (121.5)         (522.5)       154.2           15.4         (474.4)
---------------------------------------------------------------------------------------------------------------------
 Benefit (provision) for income taxes                 47.6           112.1       (147.6)            --           12.1
 Equity in earnings (loss) of affiliated
   companies, net of tax                            (421.7)          (15.0)       (32.6)         448.0          (21.3)
 Minority interest, net of tax                          --             3.7        (15.7)            --          (12.0)
---------------------------------------------------------------------------------------------------------------------
Net loss                                           $(495.6)         (421.7)    $  (41.7)      $  463.4       $ (495.6)
=====================================================================================================================

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

                                                                       Six Months Ended June 30, 2000
                                                    --------------------------------------------------------------------
                                                                                  Non-                        Viacom
                                                     Viacom        Viacom       Guarantor                      Inc.
                                                      Inc.     International   Affiliates   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------
Revenues                                             $  19.9        $1,136.1     $6,847.9       $  (65.6)      $7,938.3
-----------------------------------------------------------------------------------------------------------------------

Expenses:
 Operating                                              18.2           387.1      4,487.2          (31.3)       4,861.2
 Selling, general and administrative                     2.0           443.5      1,190.7             --        1,636.2
 Merger-related charges                                   --           650.0         48.5             --          698.5
 Depreciation and amortization                           1.6            70.5        708.1             --          780.2
-----------------------------------------------------------------------------------------------------------------------
   Total expenses                                       21.8         1,551.1      6,434.5          (31.3)       7,976.1
-----------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                 (1.9)         (415.0)       413.4          (34.3)         (37.8)

 Interest expense                                     (147.3)          (40.3)      (128.3)            --         (315.9)
 Interest income                                         0.5            13.5          9.4             --           23.4
 Intercompany interest                                 (61.3)           55.0          6.3             --             --
 Other items, net                                      (15.6)            9.3         (8.7)            --          (15.0)
-----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                   (225.6)         (377.5)       292.1          (34.3)        (345.3)
-----------------------------------------------------------------------------------------------------------------------

 Benefit (provision) for income taxes                   90.3            52.6       (188.9)            --          (46.0)
 Equity in earnings (loss) of affiliated
   companies, net of tax                              (744.6)         (425.4)       (46.8)       1,189.4          (27.4)
 Minority interest, net of tax                            --             5.7        (14.6)            --           (8.9)
-----------------------------------------------------------------------------------------------------------------------
Net earnings (loss) before cumulative effect of
 change in accounting principle                       (879.9)         (744.6)        41.8        1,155.1         (427.6)
Cumulative effect of change in accounting
 principle                                                --              --       (452.3)            --         (452.3)
-----------------------------------------------------------------------------------------------------------------------
Net loss                                             $(879.9)       $ (744.6)    $ (410.5)      $1,155.1       $ (879.9)
=======================================================================================================================

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


                                                                   Three Months Ended June 30, 1999
                                                  -------------------------------------------------------------------
                                                                               Non-                        Viacom
                                                   Viacom       Viacom       Guarantor                      Inc.
                                                    Inc.    International   Affiliates   Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------
Revenues                                          $  10.2          $485.4     $2,616.3        $(108.6)      $3,003.3
--------------------------------------------------------------------------------------------------------------------

Expenses:
 Operating                                            9.0           158.6      1,876.4         (108.6)       1,935.4
 Selling, general and administrative                  0.4           189.5        395.7             --          585.6
 Depreciation and amortization                        0.9            21.6        177.5             --          200.0
--------------------------------------------------------------------------------------------------------------------
   Total expenses                                    10.3           369.7      2,449.6         (108.6)       2,721.0
--------------------------------------------------------------------------------------------------------------------

Operating income (loss)                              (0.1)          115.7        166.7             --          282.3

 Interest expense                                   (74.7)          (22.7)       (13.2)            --         (110.6)
 Interest income                                      0.1             3.0          1.4             --            4.5
 Intercompany interest                              (21.5)           47.0        (25.5)            --             --
 Other items, net                                    (5.1)            5.6          6.1             --            6.6
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                (101.3)          148.6        135.5             --          182.8
--------------------------------------------------------------------------------------------------------------------

 Benefit (provision) for income taxes                41.5           (60.9)       (85.7)            --         (105.1)
 Equity in loss of affiliated companies,
   net of tax                                       119.1            31.4        (23.9)        (144.8)         (18.2)
 Minority interest, net of tax                         --              --         (0.2)            --           (0.2)
--------------------------------------------------------------------------------------------------------------------
Net earnings                                      $  59.3          $119.1     $   25.7        $(144.8)      $   59.3
====================================================================================================================

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

                                                                      Six Months Ended June 30, 1999
                                                    -------------------------------------------------------------------
                                                                                 Non-                        Viacom
                                                     Viacom       Viacom       Guarantor                      Inc.
                                                      Inc.    International   Affiliates   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------
Revenues                                            $  19.3         $ 937.7     $5,114.4        $(117.0)      $5,954.4
-----------------------------------------------------------------------------------------------------------------------

Expenses:
 Operating                                             18.5           306.9      3,679.2         (117.0)       3,887.6
 Selling, general and administrative                    1.2           358.4        750.3             --        1,109.9
 Depreciation and amortization                          1.8            44.0        351.3             --          397.1
----------------------------------------------------------------------------------------------------------------------
   Total expenses                                      21.5           709.3      4,780.8         (117.0)       5,394.6
-----------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                (2.2)          228.4        333.6             --          559.8

 Interest expense                                    (136.6)          (48.4)       (24.1)            --         (209.1)
 Interest income                                        0.7             5.4          2.6             --            8.7
 Intercompany interest                                (41.5)           93.2        (51.7)            --             --
 Other items, net                                     (10.5)            5.0         10.8             --            5.3
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                  (190.1)          283.6        271.2             --          364.7
-----------------------------------------------------------------------------------------------------------------------

 Benefit (provision) for income taxes                  77.9          (116.2)      (164.1)            --         (202.4)
 Equity in loss of affiliated companies,
   net of tax                                         239.6            72.5        (43.8)        (302.6)         (34.3)
 Minority interest, net of tax                           --              --         (0.3)            --           (0.3)
----------------------------------------------------------------------------------------------------------------------
Net earnings before extraordinary loss                127.4           239.9         63.0         (302.6)         127.7
 Extraordinary loss, net of tax                       (23.2)           (0.3)          --             --          (23.5)
----------------------------------------------------------------------------------------------------------------------
Net earnings                                          104.2           239.6         63.0         (302.6)         104.2
 Cumulative convertible preferred
   stock dividend requirement                          (0.4)             --           --             --           (0.4)
 Premium on repurchase of preferred stock             (12.0)             --           --             --          (12.0)
----------------------------------------------------------------------------------------------------------------------
Net earnings attributable to common stock           $  91.8         $ 239.6     $   63.0        $(302.6)      $   91.8
======================================================================================================================

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

                                                                             June 30, 2000
                                                 ---------------------------------------------------------------------
                                                                                Non-
                                                   Viacom        Viacom       Guarantor                   Viacom Inc.
                                                    Inc.      International  Affiliates   Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                     $     31.0       $   462.3   $   413.7   $         --      $   907.0
   Receivables, net                                    13.9           288.4     3,134.5         (152.4)       3,284.4
   Inventory                                            4.8           242.3     1,048.1             --        1,295.2
   Other current assets                                 1.3           196.4     1,519.9             --        1,717.6
---------------------------------------------------------------------------------------------------------------------
     Total current assets                              51.0         1,189.4     6,116.2         (152.4)       7,204.2
---------------------------------------------------------------------------------------------------------------------

Property and equipment                                 13.5           730.5     7,961.4             --        8,705.4
   Less accumulated depreciation and
     amortization                                       4.5           272.5     1,859.3             --        2,136.3
---------------------------------------------------------------------------------------------------------------------
     Net property and equipment                         9.0           458.0     6,102.1             --        6,569.1
---------------------------------------------------------------------------------------------------------------------
Inventory                                                --           478.9     2,968.6          (20.6)       3,426.9
Intangibles, at amortized cost                        104.9           649.0    60,462.2             --       61,216.1
Investments in consolidated subsidiaries           45,834.8        14,436.0          --      (60,270.8)            --
Other assets                                           49.3         2,098.8     3,278.9         (118.1)       5,308.9
---------------------------------------------------------------------------------------------------------------------
     Total assets                                $ 46,049.0       $19,310.1   $78,928.0     $(60,561.9)     $83,725.2
=====================================================================================================================

Liabilities and Stockholders' Equity
  Accounts payable                               $       --       $    37.3   $ 1,115.9     $    (53.1)     $ 1,100.1
  Accrued expenses and other                         231.0          1,299.9     3,591.6         (624.9)       4,497.6
  Accrued participations                                 --              --     1,122.8           (3.1)       1,119.7
  Current portion of long-term debt                      --             8.4       367.1             --          375.5
---------------------------------------------------------------------------------------------------------------------
   Total current liabilities                          231.0         1,345.6     6,197.4         (681.1)       7,092.9
---------------------------------------------------------------------------------------------------------------------

Long-term debt                                      4,530.4         1,016.6     5,583.7             --       11,130.7
Other liabilities                                 (12,100.7)        2,534.9    14,723.6        4,173.8        9,331.6
Minority interest                                        --           165.6     6,784.6             --        6,950.2

Stockholders' Equity:
  Preferred Stock                                        --           104.1        20.4         (124.5)            --
  Common Stock                                         15.8           185.7       495.5         (681.2)          15.8
  Additional paid-in capital                       50,593.0         9,254.6    45,584.3      (54,838.9)      50,593.0
  Retained earnings                                 5,459.2         4,678.4      (359.6)      (8,410.0)       1,368.0
  Accumulated other comprehensive
     income (loss)                                       --            24.6      (101.9)            --          (77.3)
---------------------------------------------------------------------------------------------------------------------
                                                   56,068.0        14,247.4    45,638.7      (64,054.6)      51,899.5
  Less treasury stock, at cost                      2,679.7              --          --             --        2,679.7
---------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                      53,388.3        14,247.4    45,638.7      (64,054.6)      49,219.8
---------------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholder's equity    $ 46,049.0       $19,310.1   $78,928.0     $(60,561.9)     $83,725.2
=====================================================================================================================

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)

                                                                              December 31, 1999
                                                    ---------------------------------------------------------------------
                                                                                   Non-
                                                      Viacom        Viacom       Guarantor                   Viacom Inc.
                                                       Inc.      International  Affiliates   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                        $     81.6       $   486.0   $   113.2   $         --      $   680.8
   Receivables, net                                       10.9           340.4     1,441.7          (95.6)       1,697.4
   Inventory                                              10.9           250.4     1,698.2             --        1,959.5
   Other current assets                                    2.8           172.6       685.3             --          860.7
------------------------------------------------------------------------------------------------------------------------
     Total current assets                                106.2         1,249.4     3,938.4          (95.6)       5,198.4
------------------------------------------------------------------------------------------------------------------------

Property and equipment                                    13.4           684.5     4,558.0             --        5,255.9
   Less accumulated depreciation and amortization          3.8           242.6     1,584.2             --        1,830.6
------------------------------------------------------------------------------------------------------------------------
    Net property and equipment                             9.6           441.9     2,973.8             --        3,425.3
------------------------------------------------------------------------------------------------------------------------

Inventory                                                   --           365.2     2,464.3             --        2,829.5
Intangibles, at amortized cost                           106.4           647.1    10,725.4             --       11,478.9
Investments in consolidated subsidiaries               6,829.2        14,891.0          --      (21,720.2)            --
Other assets                                              58.0           204.7     1,411.0         (119.4)       1,554.3
------------------------------------------------------------------------------------------------------------------------
    Total assets                                    $  7,109.4       $17,799.3   $21,512.9     $(21,935.2)     $24,486.4
========================================================================================================================
Liabilities and Stockholders' Equity
  Accounts payable                                  $      0.1       $     9.0   $   578.6     $    (43.3)     $   544.4
  Accrued expenses and other                              15.3         1,637.3     1,441.6         (620.4)       2,473.8
  Accrued participations                                    --              --     1,109.1          (21.9)       1,087.2
  Current portion of long-term debt                         --            17.7       276.6             --          294.3
------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                              15.4         1,664.0     3,405.9         (685.6)       4,399.7
------------------------------------------------------------------------------------------------------------------------

Long-term debt                                         3,262.1         1,013.4     1,422.2             --        5,697.7
Other liabilities                                    (11,421.6)        1,889.6     7,339.9        4,202.6        2,010.5
Minority interest                                           --           144.4     1,102.1             --        1,246.5

Stockholders' equity:
  Preferred Stock                                           --           104.1        20.4         (124.5)            --
  Common Stock                                             7.5           185.7       495.4         (681.1)           7.5
  Additional paid-in capital                          10,338.5         7,342.3     7,739.4      (15,081.7)      10,338.5
  Retained earnings                                    6,339.2         5,422.7        50.9       (9,564.9)       2,247.9
  Accumulated other comprehensive
    income (loss)                                           --            33.1       (63.3)            --          (30.2)
------------------------------------------------------------------------------------------------------------------------
                                                      16,685.2        13,087.9     8,242.8      (25,452.2)      12,563.7
  Less treasury stock, at cost                         1,431.7              --          --             --        1,431.7
------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                         15,253.5        13,087.9     8,242.8      (25,452.2)      11,132.0
------------------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity       $  7,109.4       $17,799.3   $21,512.9     $(21,935.2)     $24,486.4
========================================================================================================================

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)




                                                                            Six Months Ended June 30, 2000
                                                         --------------------------------------------------------------------
                                                                                        Non-
                                                           Viacom        Viacom       Guarantor                  Viacom Inc.
                                                            Inc.     International   Affiliates   Eliminations  Consolidated
----------------------------------------------------------------------------------------------------------------------------
Net cash flow provided by (used for) operating
 activities                                              $  (109.9)         $123.1      $ 522.4             --     $   535.6
----------------------------------------------------------------------------------------------------------------------------
Investing Activities:
   Capital expenditures                                         --           (77.1)      (214.8)            --        (291.9)
   Acquisitions, net of cash acquired                           --           332.9       (619.8)            --        (286.9)
   Investments in and advances to   affiliated                  --            (3.2)      (108.7)            --        (111.9)
    companies
   Proceeds from sales of short-term investments                --            32.7         85.6             --         118.3
   Purchases of short-term investments                          --           (58.1)          --             --         (58.1)
   Other                                                        --           (10.5)         9.3             --          (1.2)
----------------------------------------------------------------------------------------------------------------------------
Net cash flow provided by (used for) investing activities       --           216.7       (848.4)            --        (631.7)
----------------------------------------------------------------------------------------------------------------------------

Financing Activities:
   Borrowings from banks, including commercial paper, net  1,267.8              --        315.0             --       1,582.8
   Proceeds from notes and debentures                           --              --        137.2             --         137.2
   Repayment of notes and debentures                            --              --       (110.2)            --        (110.2)
   Purchase of treasury stock                             (1,248.0)             --           --             --      (1,248.0)
   Purchase of treasury stock by subsidiary                     --              --        (82.8)            --         (82.8)
   Payment of capital lease obligations                         --           (19.5)       (45.4)            --         (64.9)
   Increase (decrease) in intercompany payables              (71.4)         (344.0)       415.4             --            --
   Proceeds from exercise of stock options                   110.9              --           --             --         110.9
   Other, net                                                                   --         (2.7)            --          (2.7)
----------------------------------------------------------------------------------------------------------------------------
Net cash flow provided by (used for) financing activities     59.3          (363.5)       626.5                        322.3
----------------------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash and  cash equivalents       (50.6)          (23.7)       300.5             --         226.2
 Cash and cash equivalents at beginning   of period           81.6           486.0        113.2             --         680.8
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    31.0           462.3        413.7             --         907.0
----------------------------------------------------------------------------------------------------------------------------

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)




                                                                        Six Months Ended June 30, 1999
                                                      -------------------------------------------------------------------
                                                                                    Non-
                                                       Viacom        Viacom       Guarantor                  Viacom Inc.
                                                        Inc.     International   Affiliates   Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------
Net cash flow provided by (used for) operating
 activities                                           $ (379.1)         $291.1     $ (284.1)  $         --      $ (372.1)
------------------------------------------------------------------------------------------------------------------------
Investing Activities:
   Capital expenditures                                     --           (50.6)      (269.8)            --        (320.4)
   Acquisitions, net of cash acquired                   (160.9)             --       (116.5)            --        (277.4)
   Investments in and advances to
   Affiliated companies                                     --           (16.2)       (68.2)            --         (84.4)
   Purchases of short-term investments                      --          (215.3)          --             --        (215.3)
   Proceeds from sales of short-term investments            --           222.5           --             --         222.5
------------------------------------------------------------------------------------------------------------------------
Net cash used for investing
 activities                                             (160.9)          (59.6)      (454.5)            --        (675.0)
------------------------------------------------------------------------------------------------------------------------

Financing Activities:
   Borrowings from banks, including commercial
     paper, net                                        1,165.4              --      1,611.2             --       2,776.6
   Repurchase of Preferred Stock                        (612.0)             --           --             --        (612.0)
   Purchase of treasury stock and warrants              (402.3)             --           --             --        (402.3)
   Repayment of notes and debentures                    (321.6)         (535.3)          --             --        (856.9)
   Payment of capital lease obligations                     --           (14.9)       (29.6)            --         (44.5)
   Increase (decrease) in intercompany
        Payables                                         279.5           581.6       (861.1)            --            --
   Proceeds from exercise of stock options
   and warrants                                           42.4              --           --             --          42.4
   Other, net                                             (7.5)             --           --             --          (7.5)
------------------------------------------------------------------------------------------------------------------------
Net cash flow provided by financing
 activities                                              143.9            31.4        720.5             --         895.8
------------------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash and
   cash equivalents                                     (396.1)          262.9        (18.1)            --        (151.3)
 Cash and cash equivalents at beginning
   of period                                             406.4           189.5        171.4             --         767.3
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $   10.3         $ 452.4     $  153.3   $         --      $  616.0
========================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and the consolidated results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes.

Significant transactions, in the second quarter of 2000, that affect the comparability of historical results are listed below:

 .    The Company completed its merger with CBS and acquired the remaining 50%
     interest in UPN that it did not already own.
 .    The Company recorded one-time merger-related pre-tax charges of $698 million associated with these acquisitions.
 .    The Company elected early adoption of the new accounting standard for accounting for motion pictures, resulting in a one-time, pre-tax non-cash charge of $754 million.

In order to enhance comparability, the following discussion of the Company's results of operations is supplemented by pro forma financial information that gives effect to the CBS merger and other acquisitions (including significant acquisitions made by CBS prior to the completion of the merger) as if they had occurred at the beginning of each period presented, exclude non-recurring items and reflect the adoption of the change in accounting as of January 1, 1999. The pro forma results are presented for informational purposes only and are not indicative of the operating results that would have occurred had the transactions actually occurred at the beginning of 1999, nor are they necessarily indicative of future operating results.

The table below presents the Company's total revenues and total operating income, as reported and on a pro forma basis for the three and six months ended June 30, 2000 and 1999, respectively:

                                     Three months ended                 Six months ended
                                          June 30,          Percent          June 30,           Percent
                                      2000        1999       B/(W)       2000       1999         B/(W)
=========================================================================================================
Total Revenues:
     As Reported                    $4,912.5    $3,003.3       64%    $ 7,938.3   $ 5,954.4       33%
---------------------------------------------------------------------------------------------------------

     Pro Forma                      $5,765.8    $5,117.2       13%    $11,233.8   $10,240.5       10%
---------------------------------------------------------------------------------------------------------

Total Operating Income (a):
     As Reported                    $ (278.2)   $  282.3     (199%)   $   (37.8)  $   559.8     (107%)
---------------------------------------------------------------------------------------------------------

     Pro Forma                      $  512.3    $  371.3       38%    $   792.6   $   579.3       37%
=========================================================================================================

(a) Operating income (loss) is defined as net earnings (loss) before extraordinary loss (net of tax), minority interest, equity in loss of affiliated companies (net of tax), provision for income taxes, other items
    (net) and interest expense and interest income.

EBITDA
------

EBITDA is defined as operating income (loss) before depreciation and amortization. EBITDA does not reflect the effect of significant amounts of amortization of goodwill related to business combinations accounted for under the purchase method. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. Pro forma EBITDA gives effect to the CBS merger and other acquisitions (including significant acquisitions made by CBS prior to the completion of the merger) as if they had occurred at the beginning of each period presented, excludes non-recurring items and reflect the adoption of the change in accounting as of January 1, 1999.


                                    Three months ended    Percent     Six months ended     Percent
                                          June 30,         B/(W)          June 30,          B/(W)
=================================================================================================
                                      2000       1999                  2000       1999
-------------------------------------------------------------------------------------------------
Total EBITDA:
     As Reported                    $  272.8   $  482.3     (43)%    $  742.4   $  956.9     (22)%

     Pro Forma                      $1,204.7   $1,020.0       18%    $2,168.7   $1,868.3       16%
=================================================================================================


Results of Operations
---------------------

On a reported basis, revenues increased 64% to $4.9 billion and 33% to $7.9 billion for the three-and six-month periods ended June 30, 2000, respectively, from $3.0 billion and $6.0 billion for the same prior-year periods. Operating results are not comparable with prior-year periods due to the CBS merger, merger-related charges and other non-recurring items.

On a pro forma basis, revenues increased 13% to $5.8 billion and 10% to $11.2 billion for the three-and six-month periods ended June 30, 2000, respectively, from $5.1 billion and $10.2 billion for the same prior-year periods. Revenue increases were paced by gains in the Infinity, Cable Networks and Television segments due to continued broad-based advertising strength across all major media assets. The Video segment also contributed to the revenue increases driven by the increase in the number of company-operated stores and strong worldwide same-store sales growth of 11%.

EBITDA, on a pro forma basis, increased 18% to $1.2 billion and 16% to $2.2 billion for the three-and six-month periods ended June 30, 2000, respectively, from $1.0 billion and $1.9 billion for the same prior-year periods. EBITDA growth outpaced revenue growth for both periods presented primarily due to increased margins on the additional revenues.

Segment Results of Operations
-----------------------------

Cable Networks (MTV Networks (MTVN) including MTV, VH1, Nickelodeon, Nick at Nite, TV Land, TNN and CMT; and Showtime Networks, Inc.("SNI"))

                           Three months ended      Percent                 Six months ended     Percent
                                June 30,            B/(W)                      June 30,          B/(W)
=======================================================================================================
                          2000           1999                          2000             1999
-------------------------------------------------------------------------------------------------------
As Reported:
  Revenues            $  945.9        $  704.4        34%          $  1,705.4        $  1,368.2   25%
  Operating           $  281.4        $  190.1        48           $    509.5        $    362.8   40
   income
  EBITDA              $  335.0        $  219.3        53           $    593.7        $    420.8   41
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Pro forma:
  Revenues            $  994.9        $  860.5        16%          $  1,892.7        $  1,654.7   14%
  Operating           $  286.7        $  220.9        30           $    528.1        $    405.2   30
   income
  EBITDA              $  353.3        $  289.0        22           $    665.0        $    541.0   23
=======================================================================================================


For the second quarter of 2000, MTVN revenues of $704.4 million, EBITDA of $291.5 million and operating income of $246.4 million increased 39%, 55% and 50%, respectively, over the second quarter of 1999. For the six months ended June 30, 2000, MTVN revenues of $1.3 billion, EBITDA of $513.4 million and operating income of $443.0 million increased 29%, 43% and 41%, respectively, over the same six-month period last year. For the second quarter of 2000, MTVN pro forma revenues of $738.8 million increased 18% as compared with $623.8 million of pro forma revenues for the second quarter of 1999 and pro forma EBITDA of $308.0 million increased 23% as compared with pro forma EBITDA of $251.0 million for the prior-year period. For the six months ended June 30, 2000, MTVN pro forma revenues of $1.4 billion and pro forma EBITDA of $576.2 million increased 17% and 22%, respectively, over the same prior-year period pro forma revenues of $1.2 billion and EBITDA of $470.6 million. The revenue increases principally reflect 26% higher worldwide advertising revenues led by double-digit increases at MTV, VH1 and Nickelodeon/Nick at Nite. Advertising revenue gains were primarily driven by rate increases at MTV and VH1. Pro forma results assume the acquisition of CBS Cable Networks, TNN and CMT, had occurred on January 1, 1999. The second quarter results include a benefit of $5 million attributable to purchase accounting for TNN and CMT.


SNI's revenues, EBITDA and operating income increased 8%, 17% and 21% for the second quarter, respectively, and 7%, 21% and 28% for the six months ended June 30, 2000, respectively, over the same prior-year periods. The revenue increases were principally due to an increase of approximately 1.9 million subscriptions, up 9% over the prior-year to 24.2 million subscriptions at June 30, 2000. Operating results reflect revenue increases attributable to the continued growth of direct broadcast satellite and cable.

Television (CBS and UPN Television Networks and Stations; Television Production and Syndication)

                               Three months ended        Percent               Six months ended           Percent
                                    June 30,              B/(W)                      June 30,              B/(W)
===================================================================================================================
                            2000              1999                            2000            1999
-------------------------------------------------------------------------------------------------------------------
As Reported:
  Revenues              $  1,278.4       $    518.3        147%          $  1,806.5       $  1,079.7         67%
  Operating             $     32.3       $     60.6        (47)          $    120.4       $    101.2         19
   income
  EBITDA                $    183.0       $     89.4        105           $    300.3       $    159.1         89
-------------------------------------------------------------------------------------------------------------------
Pro forma:
  Revenues              $  1,786.2       $  1,675.9          7%          $  3,841.9       $  3,633.1          6%
  Operating             $    154.8       $     42.1        267           $    272.2       $     32.9         NM
   income
  EBITDA                $    346.7       $    234.5         48           $    656.4       $    415.8         58
===================================================================================================================

  NM - not meaningful

For the second quarter and six months ended June 30, 2000, Television pro forma revenues, EBITDA and operating income increases over the same prior-year periods principally reflect strong national and local advertising sales gains. The Television segment's results were led by the CBS Network and television stations strong revenue growth which was driven by improved prime-time performance with the success of the new reality-based television show SURVIVOR, the benefit of the NCAA FINAL FOUR CHAMPIONSHIP TOURNAMENT in the second quarter and strong advertising pricing in local owned and operated TV markets. Paramount Television revenues for the three and six month periods were higher for continuing network and first run syndication shows including ENTERTAINMENT TONIGHT, JUDGE JUDY, 7TH HEAVEN, CHARMED, and JUDGE JOE BROWN. However, these increases were more than offset by the loss of revenues from the network series MELROSE PLACE and SUNSET BEACH and the first run syndication shows STAR TREK: DEEP SPACE NINE, VIPER and HARD COPY which are no longer on the air, and lower syndication revenues this year from library product. Pro forma results assume that the CBS merger and the acquisitions of King World, two Texas television stations and the remaining 50% interest of United Paramount Network ("UPN") had occurred on January 1, 1999, and are adjusted to exclude merger-related charges for the integration of recent acquisitions into existing operations. The Television segment's second quarter results include a benefit of $30 million attributable to purchase accounting which was partially offset by a reduction of $12 million attributable to the change in accounting described below. Excluding these accounting items, as reported, Television's operating income decreased in the second quarter of 2000, due primarily to an increase in amortization expense of $108 million, merger-related charges of $48 million with the consolidation of UPN, beginning in the second quarter of 2000.

The Company elected early adoption of the AICPA's Statement of Position "Accounting by Producers or Distributors of Films" ("SOP 00-2") which is effective for financial statements for fiscal years beginning after December 15, 2000. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. As a result of the early adoption, Television recorded a pre-tax charge of $330 million, primarily related to Spelling Entertainment. The cumulative effect of the accounting change is not included in the EBITDA and operating income above.

Infinity (Radio Stations, Outdoor Advertising Properties)


                              Three months ended        Percent               Six months ended            Percent
                                   June 30,              B/(W)                      June 30,               B/(W)
==================================================================================================================
                             2000           1999                             2000            1999
------------------------------------------------------------------------------------------------------------------
As Reported:
  Revenues                $  672.6              --         NM           $    672.6                --         NM
  Operating income        $  151.6              --         NM           $    151.6                --         NM
  EBITDA                  $  324.1              --         NM           $    324.1                --         NM
------------------------------------------------------------------------------------------------------------------
Pro forma:
  Revenues                $  974.9        $  799.0         22%          $  1,763.5        $  1,445.0         22%
  Operating income        $  199.6        $  123.2         62           $    278.4        $    130.4        113
  EBITDA                  $  457.6        $  368.0         24           $    784.5        $    617.0         27
==================================================================================================================

  NM - not meaningful

For the second quarter, Infinity Broadcasting Corporation ("Infinity Broadcasting"), the Company's out-of-home media subsidiary, recorded pro forma revenues, EBITDA and operating income increases of 22%, 24% and 62%, respectively. For the six months ended June 30, 2000, pro forma revenues, EBITDA and operating income increased 22%, 27% and 113% respectively. Second quarter and six-month results were driven by continued strong sales momentum at both Radio and Outdoor. Pro forma results assume the acquisition of Infinity Broadcasting, as part of the CBS merger, and Infinity Broadcasting's December 1999 acquisition of Infinity Outdoor, formerly known as Outdoor Systems, Inc., had occurred on January 1, 1999. During the second quarter of 2000, Infinity Broadcasting completed the acquisition of two radio stations in San Antonio, Texas and the acquisition of Giraudy, one of France's largest outdoor advertising companies. Infinity Broadcasting also acquired Societa Manifesti & Affissioni S.p.A., one of the leading Italian outdoor media sales companies. The Company owns approximately 64% of Infinity Broadcasting.

Entertainment (Paramount Pictures, Famous Players, Famous Music Publishing and Paramount Parks)

                         Three months ended            Percent           Six months ended           Percent
                             June 30,                   B/(W)                June 30,                B/(W)
============================================================================================================
                        2000          1999                           2000               1999
------------------------------------------------------------------------------------------------------------
As Reported:
  Revenues             $757.7         $657.8             15%       $1,293.1            $1,200.3         8%
  Operating income     $ 76.2         $ 69.5             10        $   91.1            $  126.0       (28)
  EBITDA               $114.4         $105.0              9        $  169.1            $  195.4       (13)
------------------------------------------------------------------------------------------------------------
Pro forma:
  Revenues             $757.7         $657.8             15%       $1,293.1            $1,200.3         8%
  Operating income     $ 76.2         $ 63.4             20        $   91.1            $  116.7       (22)
  EBITDA               $114.4         $ 98.8             16        $  169.1            $  186.0        (9)
============================================================================================================


For the three and six months ended June 30, 2000, Entertainment revenues increased 15% and 8%, respectively, over the comparable prior-year periods, principally reflecting higher Features and Theaters revenues partially offset by lower Parks revenues. Domestic theatrical revenues for the three and six month periods are higher primarily as a result of the successful box office release of
MISSION: IMPOSSIBLE 2 as well as contributions from RULES OF ENGAGEMENT and SHAFT, while the six month period also includes domestic theatrical contributions from SNOW DAY and foreign theatrical contributions from DOUBLE JEOPARDY. Home video revenues for the three- and six-month-periods include contributions from SLEEPY HOLLOW and THE TALENTED MR. RIPLEY, while the six-month period also includes contributions from DOUBLE JEOPARDY, RUNAWAY BRIDE and THE GENERAL'S DAUGHTER. Theaters' revenues for the three-and six-month periods were higher primarily as a result of additional new multiplex theaters opened since the end of the same prior-year period. Parks revenue for the three- and six-month-periods reflect slight declines in overall attendance primarily due to less favorable weather conditions. Revenues for the six months ended June
30, 1999 also included the recognition of a license for pay television rights for library products and the renewal of a film processing agreement.

For the second quarter ended June 30, 2000, Entertainment's EBITDA and operating income increased 9% and 10%, respectively, while for the six months, EBITDA and operating income decreased 13% and 28%, respectively. EBITDA and operating income for the second quarter principally reflects the higher Features revenue items noted above, partially offset by higher distribution costs, principally due to the adoption of SOP 00-2 which resulted in a reduction of EBITDA and operating income of $14.8 million. EBITDA and operating income for the six months were lower compared with the same prior-year period reflecting higher Features revenues which were more than offset by higher distribution expenses, principally as a result of the previously mentioned accounting change. Theatres EBITDA and operating income for the three- and six-month-periods were marginally better than the same prior year period. Parks lower operating results for the three- and six-month periods are due to lower revenues from the declines in attendance mentioned above.

As a result of the early adoption of SOP 00-2, feature films recorded a pre-tax charge of $423.0 million. The cumulative effect of the accounting change is not included in the EBITDA and operating income above.

Video (Blockbuster)

                        Three months ended          Percent             Six months ended          Percent
                             June 30,                B/(W)                  June 30,               B/(W)
==========================================================================================================
                          2000           1999                            2000             1999
----------------------------------------------------------------------------------------------------------
Revenues                $1,214.4       $1,041.7           17%          $2,425.5         $2,154.7      13%
Operating Income        $    7.0       $    7.5           (7)          $   51.7         $   57.8     (11)
EBITDA                  $  113.2       $  104.5            8           $  263.5         $  249.6       6
==========================================================================================================

The Video segment is comprised of Blockbuster's operations, operating in the home video, DVD and video game rental and retailing business through traditional stores and the Internet.

Video revenues increased 17% for the second quarter and 13% for the six months ended June 30, 2000 driven by the increase in the number of Company-operated stores in operation in 2000 over the prior-year period and strong worldwide same-store sales. Worldwide same store sales, which include retail and rental product, increased 11% for the second quarter and 7% for the six months ended June 30, 2000. For the second quarter, 17% higher international same store revenues and 10% higher domestic same store sales paced same store sales growth over the comparable prior year period. For the six months, 12% higher international same store revenues and 6% higher domestic same store sales led same store sales growth over the six months ended June 30, 1999. Both periods also benefited from an increase in the average domestic rental fee.

Operating results were impacted by Blockbuster's investment in its online operations, which began in the fourth quarter of 1999 and resulted in reductions to EBITDA and operating income of $12.9 million and $15.6 million, respectively, for the second quarter and $24.3 million and $29.6 million for the six months ended June 30, 2000. Excluding the amounts attributable to its online operations, Video's EBITDA and operating income increased 21% and 202%, respectively, for the second quarter and 15% and 41%, respectively, for the six months ended June 30, 2000 as compared with the corresponding prior-year periods. Video's gross margin percentage decreased to 58.7% for the second quarter of 2000 from 61.9% for the second quarter of 1999 principally due to an increase in revenues generated through revenue-sharing arrangements as a percentage of total revenues, as revenue-sharing arrangements on average have lower gross margins than do traditional buying arrangements. For the six months ended June 30, 2000, Video's gross margin percentage decreased to 58.9% from 61.1% for the comparable prior-year period. Blockbuster Video ended the second quarter of 2000 with 7,376 company-operated and franchised stores, a net increase of 718 stores over the second quarter of 1999.

Publishing (Simon & Schuster)

                          Three months ended         Percent             Six months ended          Percent
                               June 30,               B/(W)                  June 30,               B/(W)
==========================================================================================================
                          2000           1999                          2000            1999
----------------------------------------------------------------------------------------------------------
Revenues                 $133.2         $145.8         (9)%           $246.0          $268.5          (8)%
Operating Income         $  3.2         $ 12.4         (74)           $ (3.8)         $ 13.7         (128)
EBITDA                   $  8.5         $ 16.9         (50)           $  6.8          $ 22.6          (70)
---------------------------------------------------------------------------------------------------------


The Publishing segment is comprised of Simon & Schuster which includes imprints such as Pocket Books, Scribner and The Free Press.

For the second quarter and six months ended June 30, 2000, revenues, EBITDA and operating income were lower than the comparable prior year periods due to the timing of major title releases in 2000 relative to 1999 in both the Pocket Books and Trade divisions. Publishing's best selling titles in the second quarter included BEFORE I SAY GOODBYE by Mary Higgins Clark and SOUL STORIES by Gary Zukav.

Online (The MTVi Group, Nickelodeon Online, CBS.com, iWon.com)

                           Three months ended       Percent                Six months ended        Percent
                                June 30,             B/(W)                      June 30,            B/(W)
==========================================================================================================
                          2000             1999                          2000              1999
----------------------------------------------------------------------------------------------------------
As Reported:
  Revenues               $ 24.2           $ 5.2       NM               $  35.8             $ 9.9     262%
  Operating income       $(84.3)          $(6.0)      NM               $(121.4)            $(7.0)     NM
  EBITDA                 $(67.3)          $(6.0)      NM               $ (90.5)            $(7.0)     NM
-----------------------------------------------------------------------------------------------------------
Pro forma:
  Revenues              $  27.8           $ 7.6      266%              $  48.3             $13.7      253%
  Operating income      $(101.5)          $(5.3)      NM               $(174.3)            $(8.6)     NM
  EBITDA                $ (83.3)          $(5.2)      NM               $(139.8)            $(8.5)     NM
==========================================================================================================


NM - Not meaningful

The Company operates Internet sites that provide online music and offer a broad range of information, entertainment, news and promotional content.

For the second quarter and six months ended June 30, 2000, the increase in Online revenues, as reported and pro forma, reflect increased license fees and higher advertising revenues. Operating losses, as reported and pro forma, were driven by increased sales and marketing expenses for iWon.com (a 37% owned, majority controlled consolidated subsidiary) which was launched in the fourth quarter of 1999 and increased spending at MTVi.

Other Income and Expense Information
------------------------------------

Corporate Expenses/Eliminations

Included in the reported Corporate Expenses/Eliminations of $720 million for the second quarter of 2000, are intersegment profit eliminations of $18 million and $650 million of the merger-related charges. Pro forma corporate expenses, excluding intersegment profit eliminations and the merger-related charges, were $57 million for the second quarter of 2000 as compared with $55 million for the second quarter of 1999.

Interest Expense

For the three- and six-month periods ended June 30, 2000, interest expense increased 75% to $193.4 million and 51% to $315.9 million, respectively. The Company had approximately $11.5 billion and $6.8 billion principal amount of debt outstanding (including current maturities) as of June 30, 2000 and June 30, 1999, respectively, at weighted average interest rates of 7.6% and 7.0%, respectively.

Interest Income

For the three- and six-month periods ended June 30, 2000, interest income increased to $13.9 million and $23.4 million, respectively, from $4.5 million and $8.7 million, respectively, for the second quarter and six months ended June 30, 1999.

Other Items, Net

"Other items, net" reflects a loss of $16.7 million for the second quarter of 2000 compared to income of $6.6 million for the second quarter of 1999. The decrease principally reflects losses associated with the sale of fixed assets and investments.

Provision for Income Taxes

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The reported estimated annual effective tax rates of 77.0% for 2000 and 55.5% for 1999 were both adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes. Excluding the non-deductible amortization of intangibles and the merger-related charges, the estimated effective tax rates would have been 40.1% for 2000 and 37.7% for 1999.

Due to the unusual nature of the merger-related charges of $698 million (after-tax $505 million), its full income tax effect is also excluded from the 2000 estimated annual effective tax rate.

Equity in Loss of Affiliated Companies, Net of Tax

"Equity in loss of affiliated companies, net of tax" was $21.3 million and $27.4 million for the second quarter of 2000 and the six months then ended, respectively, as compared to a loss of $18.2 million and $34.3 million in the comparable prior-year periods, principally reflecting increased losses of CBS online equity ventures and cable international ventures, partially offset by the improved performance of Comedy Central.

Minority Interest
Minority interest primarily represents the minority ownership of Infinity Broadcasting and Blockbuster common stock.

Extraordinary Loss

For the six months ended June 30, 1999, the Company recognized after-tax extraordinary loss on the early extinguishment of debt of $23.5 million, or a loss of $.03 per basic and diluted common share.

Net Earnings (Loss)

For the reasons described above, the Company reported a net loss of $495.6 million for the three months ended June 30, 2000 as compared with net earnings of $59.3 million for the three months ended June 30, 1999 and a net loss of $879.9 million for the six months ended June 30, 2000 as compared with earnings of $104.2 million for the six months ended June 30, 1999.

Acquisitions

On May 4, 2000, CBS was merged with and into the Company (the "Merger"). The total purchase price of approximately $39.8 billion represents the issuance of
825.5 million shares of Viacom non-voting Class B common stock and 11,004 shares of Viacom Series C convertible preferred stock which were subsequently converted into shares of Viacom non-voting Class B common stock. The purchase price also included approximately $1.9 billion for the fair value of CBS stock options which were assumed by Viacom and transaction costs.

The Company presently holds television stations which reach approximately 41% of United States television households (as calculated for this purpose under rules and regulations of the Federal Communications Commission (the "FCC"), which apply a 50% discount to the reach of UHF stations). These stations reach approximately 6% in excess of the 35% limit permitted by FCC regulations. In connection with FCC approval of the Merger, the Company was given one year to come into compliance with the limit. The Company was also provided with one year to come into compliance with the FCC's so-called "dual network" rule, which prohibits the Company from owning and controlling both CBS and the United Paramount Network ("UPN"). On June 20, 2000, the FCC released a Notice of Proposed Rule Making, in which it proposes to modify the dual network, the effect of which would be to permit the Company to own both CBS and UPN. In addition, the Company was provided with six months to come into compliance with FCC rules limiting the number of television and radio stations held in a single market.

During June 2000, Infinity Broadcasting completed its acquisitions of two international advertising businesses for approximately $490 million. On July 1, 2000, Infinity Broadcasting completed the acquisition of Waterman Broadcasting Corporation of Texas ("Waterman Broadcasting") in exchange for approximately 2.7 million shares of Infinity Broadcasting Class A common stock valued at approximately $88 million. Waterman Broadcasting owns radio stations KTSA-AM and KTFM-FM in San Antonio, Texas.


On July 11, 2000, Infinity Broadcasting entered into an agreement to purchase Memphis radio stations WMC-AM and WMC-FM from Raycom Media for approximately $76 million.



Liquidity and Capital Resources
-------------------------------

The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements for its capital expenditures, share repurchase programs, joint ventures, commitments and payments of principal and interest on its outstanding indebtedness) with internally generated funds, in addition to various external sources of funds. The external sources of funds may include the Company's existing credit agreements and amendments thereto, co-financing arrangements by the Company's various divisions relating to the production of entertainment products, and/or additional financings.

The Company has certain restrictions on Infinity Broadcasting's cash balance of $122.4 million, reflected in the Company's consolidated cash amount of $907.0 million at June 30, 2000. Infinity Broadcasting's cash is available to Viacom if Infinity Broadcasting were to pay a dividend on all of its common stock. Infinity Broadcasting does not anticipate paying any dividends in the near term. Cash generated by Infinity Broadcasting is expected to be retained by Infinity Broadcasting for use in its operations or for investing. Management does not believe that this segregation will materially impact the Company's liquidity.

Share Repurchase Programs

During the first six months of 2000, the Company repurchased 10,000 shares of its Class A Common Stock and 22,231,355 shares of its Class B Common Stock under its stock repurchase programs for approximately $1.2 billion in the aggregate. Second quarter 2000 repurchases included in this total amounted to $465.2 million. As of August 7, 2000, the Company had approximately $711 million remaining under the program announced on May 25.

Commitments and Contingencies

There are various lawsuits and claims pending against the Company relating to its ongoing and discontinued operations. Some of these lawsuits and claims, including those related to asbestos liabilities, seek substantial monetary damages. Management believes that any ultimate liability resulting from those actions or claims will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

The Company is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusions of asbestos in certain products supplied by previously divested industrial businesses, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Company was neither a manufacturer nor a producer of asbestos. At June 30, 2000 the Company had approximately 129,000 unresolved claims pending.

The Company has brought suit against certain of its insurance carriers with respect to these asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers that have agreed to the settlement are now reimbursing the Company for a substantial portion of its current costs and settlements associated with asbestos claims. The Company has recorded a liability (in Other liabilities) reflecting its best estimate of its asbestos liability exposure. The Company has also separately recorded an asset reflected in Other assets in the Consolidated Balance Sheet equal to the amount of such estimated liability that will be recovered pursuant to agreements with insurance carriers.

The Company and certain of its subsidiaries and affiliates from time to time receive claims from federal and state environmental regulatory agencies and other entities asserting that they are or may be liable for environmental cleanup costs and related damages, principally relating to discontinued operations conducted by its former mining and industrial businesses (acquired as part of the Company's mergers). The Company's liabilities reflect management's best estimate of its environmental exposure. Such liability was not discounted or reduced by potential insurance recoveries and reflects management's estimate of cost sharing at multiparty sites. The estimated liability was calculated based upon currently available facts, existing technology and presently enacted laws and regulations. On the basis of its experience and the information currently available to it, the Company believes that the claims it has received will not have a material adverse effect on its results of operations, financial position or liquidity.

The commitments of the Company for program license fees, estimated to aggregate approximately $15.8 billion, are not reflected in the balance sheet as of June 30, 2000. These commitments include approximately $12.3 billion for the acquisition of sports programming rights. A majority of such fees are payable over several years, as part of normal programming expenditures.

Cash Flows

Net cash flow from operating activities of $535.6 million for the six months ended June 30, 2000 reflects the impact of the merger and, excluding non-cash items, the improved operating results of the Company's businesses, partially offset by payment of accrued liabilities. For the six months ended June 30, 1999, net operating cash flow of negative $372.1 million principally reflects the 1999 tax payment related to the sale of Non-Consumer Publishing. Net cash expenditures for investing activities of $631.7 million for the six months ended June 30, 2000 principally reflect capital expenditures of $291.9 million and acquisitions of $619.8 million partially offset by cash acquired from the Merger of $332.9 million. Net cash expenditures for investing activities of $675.0 million for the six months ended June 30, 1999 principally reflect capital expenditures and the Spelling acquisition as well as acquisitions of video stores and a television station. Financing activities for the six months ended June 30, 2000 principally reflect borrowings from banks partially offset by the purchase of treasury stock. For the six months ended June 30, 1999, financing activities principally reflect borrowings and the settlement of 8% Merger Debentures, as well as the repurchase of the Company's common stock, warrants and convertible preferred stock.

Current assets increased to $7.2 billion as of June 30, 2000 from $5.2 billion as of December 31, 1999, due to the addition of approximately $3.5 billion resulting from the Merger, partially offset by a reduction in inventory reflecting the impact of the adoption of SOP 00-2. The allowance for doubtful accounts as a percentage of receivables decreased to 5.7% as of June 30, 2000 from 6.5% as of December 31, 1999. The change in property and equipment principally reflects the addition of approximately $3.1 billion in fixed assets due to the Merger and capital expenditures of $291.9 million related to capital additions partially offset by depreciation expense of $328.5 million. Intangibles of $61.2 billion at June 30, 2000 increased by $49.7 billion compared to $11.5 billion as of December 31, 1999, reflecting the Merger. Other assets increased to $5.3 billion as of June 30, 2000 from $1.6 billion as of December 31, 1999, reflecting the addition of approximately $3.4 billion from the Merger, including deferred tax assets totaling $1.9 billion at June 30, 2000. Current liabilities increased $2.7 billion to $7.1 billion as of June 30, 2000 due to the addition of approximately $2.8 billion resulting from the Merger. Non-current liabilities of $20.5 billion reflect the inclusion of $1.9 billion of deferred tax liabilities, $3.7 billion of debt and $5.8 billion of other liabilities from the Merger. The Minority interest balance of $6.8 billion as of June 30, 2000 included $5.6 billion of Infinity's minority interest

Capital Structure
-----------------

The following table sets forth the Company's long-term debt, net of current portion:

=====================================================================================================================
                                                                                   At June 30,       At December 31,
                                                                                      2000                 1999
---------------------------------------------------------------------------------------------------------------------
Long-term debt:
   Notes payable to banks (including commercial paper)                              $ 5,964.5             $3,054.2
   Senior notes and debentures (5.875% - 9.75%, due 2000-2023)                        4,221.1              2,310.9
   Senior subordinated notes (8.875%-10.25%, due 2001-2007)                             728.2                 35.3
   Subordinated exchange debentures (11.375%, due 2009)                                  45.0                   --
   Obligations under capital leases                                                     547.4                591.6
---------------------------------------------------------------------------------------------------------------------
     Total debt                                                                     $11,506.2             $5,992.0
---------------------------------------------------------------------------------------------------------------------
     Less Current Portion                                                               375.5                294.3
---------------------------------------------------------------------------------------------------------------------
     Total Long-term debt                                                           $11,130.7             $5,697.7
=====================================================================================================================

The notes and debentures are presented net of an aggregate unamortized discount of $13.0 million as of June 30, 2000 and $10.1 million as of December 31, 1999.

Debt, including the current portion, as a percentage of total capitalization of the Company was 19% at June 30, 2000 and 35% at December 31, 1999.

As a result of the CBS merger, Viacom assumed approximately $3.7 billion of CBS debt. On March 28, 2000, the Viacom Credit Agreements were amended to allow for the merger of CBS with and into the Company. On April 17, 2000, the CBS and Infinity credit agreements were amended to allow for the merger of CBS with and into the Company.

The Company has a $3.0 billion commercial paper program. Borrowings under the program have maturities of less than a year and are supported by unused committed bank facilities.

On August 1, 2000, $1.15 billion of senior notes due July 30, 2010 and $500 million of senior debentures due July 30, 2030 were issued under the Company's shelf registration statement as filed with the Securities and Exchange Commission in 1995, as amended. The Company has no remaining availability under its shelf registration. Proceeds from the debt issuance were used to repay bank debt, including commercial paper. The senior notes and debentures are redeemable at any time at their principal amount plus the applicable premium and accrued interest. The Company intends to file a new shelf registration by year-end 2000.

On May 3, 2000, Infinity Broadcasting entered into two new credit facilities, totaling $1.95 billion, comprised of a $1.45 billion 5 year revolving credit and a $500 million 364-day revolving credit. Borrowing rates under the facilities are determined at the time of each borrowing and are based generally on a floating rate index, the London Interbank Offer Rate ("LIBOR"), plus a margin based on Infinity Broadcasting's senior unsecured debt rating. The facility contains certain covenants which, among other things, require that Infinity Broadcasting maintain certain financial ratios and impose on Infinity Broadcasting and its subsidiaries certain limitations on substantial asset sales and mergers with any other company in which Infinity Broadcasting is not the surviving entity.

On July 20, 2000, Infinity Broadcasting initiated a $3.3 billion commercial paper program (the "Program"). Borrowings under the Program will be short-term in nature and are supported by unused committed bank facilities and will be used primarily to finance pending and future potential acquisitions.

At June 30, 2000, the Company was in compliance with all debt covenants and had satisfied all financial ratios and tests under the credit agreements. The Company expects to be in compliance and satisfy all such covenants and ratios as may be applicable from time to time during 2000.

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

Other Matters
-------------

The Company has announced that it intends to split-off Blockbuster, subject to the approval of the Company's Board of Directors, which will be based on an assessment of market conditions. The Company intends to split-off Blockbuster by offering to exchange all of its shares in Blockbuster for shares of the Company's common stock. However, the Company has previously said that it does not intend to commence the offer unless the Blockbuster Class A common stock improves to a price range significantly above its current value. The Company has no obligation to effect the split-off. The Company has received a private letter ruling from the Internal Revenue Service to the effect that such a split-off, if effected in accordance with the representations made in the Company's request for the ruling, would be tax-free to the Company and its stockholders.

The aggregate market value of the shares of Blockbuster common stock based on the July 31, 2000 closing price of $11.875 per share of Blockbuster common stock was approximately $2.0 billion. The net book value of Viacom's investment in Blockbuster at June 30, 2000, after giving effect to the initial public offering, was approximately $5.0 billion. If the Company determines to engage in the split-off, any difference between the fair market value and net book value at the time of the split-off will be recognized as a gain or loss for accounting purposes. Based on the July 31, 2000 closing stock price of Blockbuster, a split-off would have resulted in a pre-tax loss on discontinued operations of approximately $3.5 billion. The actual amount of the gain or loss will depend upon the fair market value and net book value of Blockbuster at the time of the split-off as well as the exchange ratio used in the split-off. The Company cannot give any assurance as to whether or not or when the split-off will occur or as to the terms of the split-off if it does occur, or whether or not the split-off, if it does occur, will be tax-free.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Response to this is included in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

                         PART II - - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders


       The Annual Meeting of Stockholders of Viacom Inc. was held on June 29, 2000. The following matters were voted upon at the meeting: (i) the election of 18 directors; (ii) the approval of the Viacom Inc. 2000 Long-Term Management Incentive Plan; (iii) the approval of an amendment to increase the number of shares of Class B Common Stock authorized to be issued under the Viacom Inc. 1997 Long-Term Management Incentive Plan by an additional 5 million shares; (iv) the approval of an amendment to the Viacom Inc. Senior Executive Short-Term Incentive Plan; (v) the approval of the Viacom Inc. 2000 Stock Option Plan for Outside Directors; and (vi) the approval of the appointment of PricewaterhouseCoopers LLP to serve as independent accountants for Viacom Inc. until the 2001 Annual Meeting of Stockholders.

1. The entire nominated board of directors was elected and the votes cast for or to withhold authority for the election of each director were as follows:

Name                                             No. of Votes Cast For                     No. of Votes Cast to
                                                                                            Withhold Authority
-----------------------------------        ----------------------------------       ---------------------------------

George S. Abrams                                        130,117,255                                 209,229
George H. Conrades                                      130,220,645                                 105,839
Philippe P. Dauman                                      130,195,931                                 130,553
Thomas E. Dooley                                        130,197,975                                 128,509
William H. Gray III                                     130,196,093                                 130,391
Mel Karmazin                                            128,865,565                               1,460,919
Jan Leschly                                             130,218,377                                 108,107
David T. McLaughlin                                     130,217,435                                 109,049
Ken Miller                                              130,098,627                                 227,857
Leslie Moonves                                          130,196,913                                 129,571
Brent D. Redstone                                       129,730,601                                 595,883
Shari Redstone                                          130,186,284                                 140,200
Sumner M. Redstone                                      128,885,905                               1,440,579
Frederic V. Salerno                                     130,219,831                                 106,653
William Schwartz                                        130,216,952                                 109,532
Ivan Seidenberg                                         130,202,513                                 123,971
Patty Stonesifer                                        130,212,293                                 114,191
Robert D. Walter                                        130,220,691                                 105,793

2. The votes cast for, against or abstaining from, and the broker non-votes, with respect to the approval of the Viacom Inc. 2000 Long-Term Management Incentive Plan:

                                               Abstentions and
            For:             Against:          Broker Non-Votes:

         117,247,096        6,763,081               172,748

3. The votes cast for, against or abstaining from, and the broker non-votes, with respect to the approval of the amendment to increase the number of shares of Class B Common Stock authorized to be issued under the Viacom Inc. 1997 Long-Term Management Incentive Plan by an additional 5 million shares:


                                               Abstentions and
            For:             Against:          Broker Non-Votes:

         117,212,076        6,807,251               163,598

4. The votes cast for, against or abstaining from, and the broker non-votes, with respect to the approval of the amendment to the Viacom Inc. Senior Executive Short-Term Incentive Plan:

                                               Abstentions and
            For:             Against:          Broker Non-Votes:

        129,397,899          761,105               167,480

5. The votes cast for, against or abstaining from, and the broker non-votes, with respect to the approval of the Viacom Inc. 2000 Stock Option Plan for Outside Directors:

                                               Abstentions and
            For:             Against:          Broker Non-Votes:

        123,414,385          604,341                164,199


6. The votes cast for, against or abstaining from, and the broker non-votes, with respect to the approval of the appointment of PricewaterhouseCoopers LLP to serve as independent accountants for Viacom Inc. until the 2001 Annual Meeting of Stockholders:

                                               Abstentions and
            For:             Against:          Broker Non-Votes:

        130,196,043          86,688                 43,753

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

      10.1 Amendment No. 1, dated as of April 17, 2000, to the Amended and Restated Credit Agreement, dated as of December 10, 1999, among CBS Corporation (now Viacom Inc.); each Subsidiary Borrower; the Lenders; Bank of America, N.A. and The Toronto-Dominion Bank, as syndication agents for the Lenders; The Chase Manhattan Bank, as documentation agent for the Lenders; and Morgan Guaranty Trust Company of New York, as administrative agent for the Lenders.

      10.2 Amendment No. 1, dated as of April 17, 2000, to the Amended and Restated Credit Agreement, dated as of December 10, 1999, among Infinity Broadcasting Corporation; each Subsidiary Borrower; CBS Corporation (now Viacom Inc.), as a guarantor; the Lenders; Bank of America, N.A. and The Toronto-Dominion Bank, as syndication agents for the Lenders; The Chase Manhattan Bank, as documentation agent for the Lenders; and Morgan Guaranty Trust Company of New York, as administrative agent for the Lenders.

      10.3 Five-Year Credit Agreement, dated as of May 3, 2000, among Infinity Broadcasting Corporation; the Subsidiary Borrowers parties thereto; the Lenders named therein; The Chase Manhattan Bank, as Administrative Agent; Fleet National Bank and Bank of America, N.A., as Co- Syndication Agents; and Bank of New York, as Documentation Agent.

      10.4 364-Day Credit Agreement, dated as of May 3, 2000, among Infinity Broadcasting Corporation; the Subsidiary Borrowers parties thereto; the Lenders named therein; The Chase Manhattan Bank, as Administrative Agent; Fleet National Bank and Bank of America, N.A., as Co- Syndication Agents; and Bank of New York, as Documentation Agent.

      10.5 Amendment, dated June 13, 2000, to the Employment Agreement, dated as of September 6, 1999, between Viacom Inc. and Mel Karmazin, as amended by the First Amendment to Employment Agreement, dated December 31, 1999.

      27.   Financial Data Schedule.

(b)  Reports on Form 8-K for Viacom Inc.

     Current Report on Form 8-K of Viacom Inc. filed on May 4, 2000, announcing the completion of the merger of CBS Corporation with and into Viacom Inc, as amended by the Current Report on Form 8-K/A of Viacom Inc. filed on July 17, 2000, relating to the filing of certain financial information in connection with the CBS Merger.

                                   Signatures
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               VIACOM INC.
                                               -----------
                                               (Registrant)


Date  August 14, 2000                        /s/ Fredric G. Reynolds
      ---------------                        ----------------------------------
                                             Fredric G.Reynolds
                                             Executive Vice President
                                             Chief Financial Officer



Date  August 14, 2000                        /s/ Susan C. Gordon
      ---------------                        ----------------------------------
                                             Susan C. Gordon
                                             Vice President, Controller
                                             Chief Accounting Officer

                         PART II - - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders


       The Annual Meeting of Stockholders of Viacom Inc. was held on June 29, 2000. The following matters were voted upon at the meeting: (i) the election of 18 directors; (ii) the approval of the Viacom Inc. 2000 Long-Term Management Incentive Plan; (iii) the approval of an amendment to increase the number of shares of Class B Common Stock authorized to be issued under the Viacom Inc. 1997 Long-Term Management Incentive Plan by an additional 5 million shares; (iv) the approval of an amendment to the Viacom Inc. Senior Executive Short-Term Incentive Plan; (v) the approval of the Viacom Inc. 2000 Stock Option Plan for Outside Directors; and (vi) the approval of the appointment of PricewaterhouseCoopers LLP to serve as independent accountants for Viacom Inc. until the 2001 Annual Meeting of Stockholders.

1. The entire nominated board of directors was elected and the votes cast for or to withhold authority for the election of each director were as follows:

Name                                             No. of Votes Cast For                     No. of Votes Cast to
                                                                                            Withhold Authority
-----------------------------------        ----------------------------------       ---------------------------------

George S. Abrams                                        130,117,255                                 209,229
George H. Conrades                                      130,220,645                                 105,839
Philippe P. Dauman                                      130,195,931                                 130,553
Thomas E. Dooley                                        130,197,975                                 128,509
William H. Gray III                                     130,196,093                                 130,391
Mel Karmazin                                            128,865,565                               1,460,919
Jan Leschly                                             130,218,377                                 108,107
David T. McLaughlin                                     130,217,435                                 109,049
Ken Miller                                              130,098,627                                 227,857
Leslie Moonves                                          130,196,913                                 129,571
Brent D. Redstone                                       129,730,601                                 595,883
Shari Redstone                                          130,186,284                                 140,200
Sumner M. Redstone                                      128,885,905                               1,440,579
Frederic V. Salerno                                     130,219,831                                 106,653
William Schwartz                                        130,216,952                                 109,532
Ivan Seidenberg                                         130,202,513                                 123,971
Patty Stonesifer                                        130,212,293                                 114,191
Robert D. Walter                                        130,220,691                                 105,793

2. The votes cast for, against or abstaining from, and the broker non-votes, with respect to the approval of the Viacom Inc. 2000 Long-Term Management Incentive Plan:

                                               Abstentions and
            For:             Against:          Broker Non-Votes:

         117,247,096        6,763,081               172,748

3. The votes cast for, against or abstaining from, and the broker non-votes, with respect to the approval of the amendment to increase the number of shares of Class B Common Stock authorized to be issued under the Viacom Inc. 1997 Long-Term Management Incentive Plan by an additional 5 million shares:


                                               Abstentions and
            For:             Against:          Broker Non-Votes:

         117,212,076        6,807,251               163,598

4. The votes cast for, against or abstaining from, and the broker non-votes, with respect to the approval of the amendment to the Viacom Inc. Senior Executive Short-Term Incentive Plan:

                                               Abstentions and
            For:             Against:          Broker Non-Votes:

        129,397,899          761,105               167,480

5. The votes cast for, against or abstaining from, and the broker non-votes, with respect to the approval of the Viacom Inc. 2000 Stock Option Plan for Outside Directors:

                                               Abstentions and
            For:             Against:          Broker Non-Votes:

        123,414,385          604,341                164,199


6. The votes cast for, against or abstaining from, and the broker non-votes, with respect to the approval of the appointment of PricewaterhouseCoopers LLP to serve as independent accountants for Viacom Inc. until the 2001 Annual Meeting of Stockholders:

                                               Abstentions and
            For:             Against:          Broker Non-Votes:

        130,196,043          86,688                 43,753

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

      10.1 Amendment No. 1, dated as of April 17, 2000, to the Amended and Restated Credit Agreement, dated as of December 10, 1999, among CBS Corporation (now Viacom Inc.); each Subsidiary Borrower; the Lenders; Bank of America, N.A. and The Toronto-Dominion Bank, as syndication agents for the Lenders; The Chase Manhattan Bank, as documentation agent for the Lenders; and Morgan Guaranty Trust Company of New York, as administrative agent for the Lenders.

      10.2 Amendment No. 1, dated as of April 17, 2000, to the Amended and Restated Credit Agreement, dated as of December 10, 1999, among Infinity Broadcasting Corporation; each Subsidiary Borrower; CBS Corporation (now Viacom Inc.), as a guarantor; the Lenders; Bank of America, N.A. and The Toronto-Dominion Bank, as syndication agents for the Lenders; The Chase Manhattan Bank, as documentation agent for the Lenders; and Morgan Guaranty Trust Company of New York, as administrative agent for the Lenders.

      10.3 Five-Year Credit Agreement, dated as of May 3, 2000, among Infinity Broadcasting Corporation; the Subsidiary Borrowers Parties thereto; the Lenders named therein; The Chase Manhattan Bank, as Administrative Agent; Fleet National Bank and Bank of America, N.A., as Co- Syndication Agents; and Bank of New York, as Documentation Agent.

      10.4 364-Day Credit Agreement, dated as of May 3, 2000, among Infinity Broadcasting Corporation; the Subsidiary Borrowers Parties thereto; the Lenders named therein; The Chase Manhattan Bank, as Administrative Agent; Fleet National Bank and Bank of America, N.A., as Co- Syndication Agents; and Bank of New York, as Documentation Agent.

      10.5 Amendment, dated June 13, 2000, to the Employment Agreement, dated as of September 6, 1999, between Viacom Inc. and Mel Karmazin, as amended by the First Amendment to Employment Agreement, dated December 31, 1999.

      27.   Financial Data Schedule.

(b)  Reports on Form 8-K for Viacom Inc.

     Current Report on Form 8-K of Viacom Inc. filed on May 4, 2000, announcing the completion of the merger of CBS Corporation with and into Viacom Inc.

                                   Signatures
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               VIACOM INC.
                                               -----------
                                               (Registrant)


Date  August 14, 2000
      ---------------                        ----------------------------------
                                             Fredric G. Reynolds
                                             Executive Vice President,
                                             Chief Financial Officer




Date  August 14, 2000
      ---------------                        ----------------------------------
                                             Susan C. Gordon
                                             Vice President, Controller
                                             Chief Accounting Officer

                                 Exhibit Index
                                 -------------


      10.1 Amendment No. 1, dated as of April 17, 2000, to the Amended and Restated Credit Agreement, dated as of December 10, 1999, among CBS Corporation (now Viacom Inc.); each Subsidiary Borrower; the Lenders; Bank of America, N.A. and The Toronto-Dominion Bank, as syndication agents for the Lenders; The Chase Manhattan Bank, as documentation agent for the Lenders; and Morgan Guaranty Trust Company of New York, as administrative agent for the Lenders.

      10.2 Amendment No. 1, dated as of April 17, 2000, to the Amended and Restated Credit Agreement, dated as of December 10, 1999, among Infinity Broadcasting Corporation; each Subsidiary Borrower; CBS Corporation (now Viacom Inc.), as a guarantor; the Lenders; Bank of America, N.A. and The Toronto-Dominion Bank, as syndication agents for the Lenders; The Chase Manhattan Bank, as documentation agent for the Lenders; and Morgan Guaranty Trust Company of New York, as administrative agent for the Lenders.

      10.3. Five-Year Credit Agreement, dated as of May 3, 2000, among Infinity Broadcasting Corporation; the Subsidiary Borrowers Parties thereto; the Lenders named therein; The Chase Manhattan Bank, as Administrative Agent; Fleet National Bank and Bank of America, N.A., as Co- Syndication Agents; and Bank of New York, as Documentation Agent.

      10.4 364-Day Credit Agreement, dated as of May 3, 2000, among Infinity Broadcasting Corporation; the Subsidiary Borrowers Parties thereto; the Lenders named therein; The Chase Manhattan Bank, as Administrative Agent; Fleet National Bank and Bank of America, N.A., as Co- Syndication Agents; and Bank of New York, as Documentation Agent.

      10.5 Amendment, dated June 13, 2000, to the Employment Letter Agreement, dated as of September 6, 1999, between Viacom Inc. and Mel Karmazin, as amended by the First Amendment to Employment Agreement, dated December 31, 1999.

      27.   Financial Data Schedule.