Form 10-Q
period 2000-09-30
VIACOM INC
filed 2000-11-14
CIK 813828

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                           ---------------------------

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                              ------------------

                         Commission file number 1-9553

                             ---------------------



                                  VIACOM INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              04-2949533
--------------------------------                           ---------------------
(State or other jurisdiction of)                              (I.R.S. Employer
 incorporation or organization)                              identification No.)

                    1515 Broadway, New York, New York 10036
               --------------------------------------------------
               (Address of principal executive offices, zip code)


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


Number of shares of Common Stock Outstanding at October 31, 2000:

     Class A Common Stock, par value $.01 per share - 137,548,044

     Class B Common Stock, par value $.01 per share - 1,375,482,968


================================================================================

                                  VIACOM INC.
                               INDEX TO FORM 10-Q



        PART I - FINANCIAL INFORMATION

                                                                             Page

Item 1. Financial Statements
        Consolidated Statements of Operations (Unaudited) for the Three and
        Nine Months ended September 30, 2000 and September 30, 1999             3

        Consolidated Balance Sheets at September 30, 2000 (Unaudited) and
        December 31, 1999                                                       4

        Consolidated Statements of Cash Flow (Unaudited) for the Nine Months
        ended September 30, 2000 and September 30, 1999                         5

        Notes to Consolidated Financial Statements (Unaudited)                  6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              25

Item 3. Quantitative and Qualitative Disclosures about Market Risk             38

        PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.                                      39



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          VIACOM INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; in millions, except per share amounts)

                                                                 Three Months Ended       Nine Months Ended
                                                                   September 30,            September 30,
                                                             ------------------------------------------------
                                                                  2000        1999         2000       1999
=============================================================================================================
Revenues                                                        $5,962.0    $3,332.0    $13,900.3    $9,286.4
-------------------------------------------------------------------------------------------------------------
Expenses:
 Operating                                                       3,352.5     2,119.3      8,213.7     6,006.9
 Selling, general and administrative                             1,169.3       602.5      2,805.5     1,712.4
 Merger-related charges                                               --          --        698.5          --
 Restructuring charge                                                 --        70.3           --        70.3
 Depreciation and amortization                                     680.3       218.7      1,460.5       615.8
-------------------------------------------------------------------------------------------------------------
      Total expenses                                             5,202.1     3,010.8     13,178.2     8,405.4
-------------------------------------------------------------------------------------------------------------

Operating income                                                   759.9       321.2        722.1       881.0

 Interest expense                                                 (245.0)     (118.3)      (560.9)     (327.4)
 Interest income                                                    13.3         7.8         36.7        16.5
 Other items, net                                                     .5        (2.4)       (14.5)        2.9
-------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                       528.7       208.3        183.4       573.0

 Provision for income taxes                                       (424.2)      (93.2)      (470.2)     (295.6)
 Equity in loss of affiliated companies, net of tax                (44.0)       (3.8)       (71.4)      (38.1)
 Minority interest, net of tax                                     (27.1)        (.4)       (36.0)        (.7)
-------------------------------------------------------------------------------------------------------------

Net earnings (loss) before extraordinary loss and cumulative
   effect of change in accounting principle                         33.4       110.9       (394.2)      238.6

 Extraordinary loss, net of tax                                       --       (14.2)          --       (37.7)
 Cumulative effect of change in accounting principle,
   net of tax                                                         --          --       (452.3)         --
-------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                 33.4        96.7       (846.5)      200.9
 Cumulative convertible preferred stock dividend
   requirement                                                        --          --           --         (.4)
 Premium on redemption of preferred stock                             --          --           --       (12.0)
-------------------------------------------------------------------------------------------------------------
Net earnings (loss) attributable to common stock                $   33.4    $   96.7    $  (846.5)   $  188.5
=============================================================================================================

Earnings (loss) per common share:
Basic:
 Net earnings (loss) before extraordinary loss and
   cumulative effect of change in accounting principle          $    .02    $    .16    $    (.35)   $    .33
 Net earnings (loss)                                            $    .02    $    .14    $    (.75)   $    .27
=============================================================================================================

Diluted:
 Net earnings (loss) before extraordinary loss and
   cumulative effect of change in accounting principle          $    .02    $    .16    $    (.35)   $    .32
 Net earnings (loss)                                            $    .02    $    .14    $    (.75)   $    .27
=============================================================================================================

Weighted average number of common shares:
 Basic                                                           1,503.7       696.7      1,133.7       694.5
 Diluted                                                         1,544.5       709.5      1,133.7       708.6
=============================================================================================================

                See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (In millions, except per share amounts)

                                                                                         At September 30,        At December 31,
                                                                                                2000                   1999
===============================================================================================================================
ASSETS                                                                                       (Unaudited)
  Cash and cash equivalents                                                                   $   992.7               $   680.8
  Receivables, less allowances of $258.6 (2000) and $109.5 (1999)                               3,501.9                 1,697.4
  Inventory (Note 7)                                                                            1,308.1                 1,959.5
  Other current assets                                                                          1,717.1                   860.7
-------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                      7,519.8                 5,198.4
-------------------------------------------------------------------------------------------------------------------------------

  Property and equipment:
   Land                                                                                           723.0                   450.3
   Buildings                                                                                    1,069.5                   660.1
   Capital leases                                                                                 971.1                   881.9
   Advertising structures                                                                       1,932.7                      --
   Equipment and other                                                                          4,126.0                 3,263.6
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                8,822.3                 5,255.9
   Less accumulated depreciation and amortization                                               2,285.4                 1,830.6
-------------------------------------------------------------------------------------------------------------------------------
      Net property and equipment                                                                6,536.9                 3,425.3
-------------------------------------------------------------------------------------------------------------------------------

  Inventory (Note 7)                                                                            3,558.7                 2,829.5
  Intangibles, net (Note 3)                                                                    61,643.4                11,478.9
  Other assets                                                                                  3,164.6                 1,554.3
-------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                  $82,423.4               $24,486.4
===============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                                                            $ 1,163.3               $   544.4
  Accrued expenses and other                                                                    3,747.9                 2,276.9
  Accrued participations                                                                        1,127.4                 1,087.2
  Program rights                                                                                  782.6                   196.9
  Current portion of long-term debt (Note 9)                                                      238.0                   294.3
-------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                 7,059.2                 4,399.7
-------------------------------------------------------------------------------------------------------------------------------
  Long-term debt (Note 9)                                                                      12,638.9                 5,697.7
  Other liabilities                                                                             7,520.8                 2,010.5

  Commitments and contingencies (Note 10)

  Minority Interest                                                                             7,009.2                 1,246.5

  Stockholders' Equity:
  Class A Common Stock, par value $.01 per share; 500.0 shares
   authorized; 138.9 (2000) and 139.7 (1999) shares issued                                          1.4                     1.4
  Class B Common Stock, par value $.01 per share; 3,000.0 shares
   authorized; 1,453.5 (2000) and 606.6 (1999) shares issued                                       14.5                     6.1
  Additional paid-in capital                                                                   49,974.7                10,338.5
  Retained earnings                                                                             1,401.4                 2,247.9
  Accumulated other comprehensive loss (Note 1)                                                  (125.7)                  (30.2)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                               51,266.3                12,563.7

  Less treasury stock, at cost; 1.4 (2000 and 1999) Class A shares and
   75.7 (2000) and 47.1 (1999) Class B shares                                                   3,071.0                 1,431.7
-------------------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                                     48,195.3                11,132.0
-------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                    $82,423.4               $24,486.4
===============================================================================================================================

                See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited; in millions)

Nine Months ended September 30,                                                             2000                 1999
=======================================================================================================================
Net earnings (loss)                                                                     $   (846.5)           $   200.9
Adjustments to reconcile net earnings (loss) to net cash flow from operating activities
  Non-cash merger-related charges                                                            415.0                   --
  Cumulative effect of change in accounting principle                                        753.9                   --
  Depreciation and amortization                                                            1,460.5                615.8
  Distribution from affiliated companies                                                      32.4                 23.2
  Equity in loss of affiliated companies                                                      71.4                 38.1
  Change in operating assets and liabilities, net of effects of acquisitions                (741.8)            (1,166.3)
-----------------------------------------------------------------------------------------------------------------------
Net cash flow provided by (used for) operating activities                                  1,144.9               (288.3)
-----------------------------------------------------------------------------------------------------------------------

Investing Activities:
  Acquisitions, net of cash acquired                                                      (1,851.3)              (309.5)
  Capital expenditures                                                                      (422.1)              (503.6)
  Investments in and advances to affiliated companies                                       (125.2)              (106.8)
  Proceeds from sales of short-term investments                                              280.7                342.1
  Purchases of short-term investments                                                        (83.4)              (280.2)
  Other, net                                                                                   2.7                  1.9
-----------------------------------------------------------------------------------------------------------------------
Net cash flow used for investing activities                                               (2,198.6)              (856.1)
-----------------------------------------------------------------------------------------------------------------------

Financing Activities:
  Borrowings from banks, including commercial paper, net                                   1,526.1              2,494.2
  Proceeds from senior notes and debentures                                                1,635.6                   --
  Purchase of treasury stock and warrants                                                 (1,588.6)              (478.8)
  Repayment of notes and debentures                                                         (184.7)            (1,075.3)
  Payment of capital lease obligations                                                      (102.0)               (71.3)
  Purchase of treasury stock by subsidiary                                                   (82.8)                  --
  Proceeds from exercise of stock options and warrants                                       162.5                371.5
  Repurchase of preferred stock and dividend payments                                           --               (619.8)
  Net proceeds from issuance of subsidiary stock                                                --                430.7
  Other, net                                                                                   (.5)                  .1
-----------------------------------------------------------------------------------------------------------------------
Net cash flow provided by financing activities                                             1,365.6              1,051.3
-----------------------------------------------------------------------------------------------------------------------

  Net increase (decrease) in cash and cash equivalents                                       311.9                (93.1)
  Cash and cash equivalents at beginning of the period                                       680.8                767.3
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $    992.7            $   674.2
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
  Fair value of assets acquired                                                         $ 61,553.6            $   310.3
  Fair value of liabilities assumed                                                      (20,733.4)                 (.8)
  Cash paid, net of cash acquired                                                         (1,851.3)              (309.5)
-----------------------------------------------------------------------------------------------------------------------
  Impact on stockholders' equity                                                        $ 38,968.9            $     --
=======================================================================================================================
  Property and equipment acquired under capitalized leases                              $     82.9            $   136.8
=======================================================================================================================

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

In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, except for the change in accounting principle, necessary for a fair presentation of the financial position and results of operations and cash flows of the Company for the periods presented. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain previously reported amounts have been reclassified to conform with the current presentation.

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

Net Earnings (Loss) per Common Share - Basic earnings per share ("EPS") is computed by dividing the net earnings (loss) attributable to common stock by the weighted average common shares outstanding during the period. Diluted EPS adjusts the basic weighted average common shares outstanding by the assumed conversion of convertible securities and exercise of stock options only in the periods in which such effect would have been dilutive. For the nine months ended September 30, 2000, incremental shares for stock options of 29.2 million were excluded from the computation of diluted EPS because their inclusion would be anti-dilutive. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS:

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,                September 30,
                                                        --------------------------    ---------------------
                                                           2000            1999         2000         1999
===========================================================================================================
Weighted average shares for basic EPS                    1,503.7           696.7      1,133.7         694.5
Incremental shares for stock options & warrants             40.8            12.8           --          14.1
-----------------------------------------------------------------------------------------------------------
Weighted average shares for diluted EPS                  1,544.5           709.5      1,133.7         708.6
===========================================================================================================

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

                                                           Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                      ----------------------------  -----------------------------
                                                              2000           1999           2000           1999
=================================================================================================================
Net earnings (loss)                                          $ 33.4         $ 96.7        $(846.5)         $200.9
Other comprehensive income (loss):
 Unrealized gain (loss) on securities, net of tax             (21.3)           2.7          (32.6)            6.3
 Cumulative translation adjustments, net of tax               (27.1)           7.3          (62.9)           24.1
 Minimum pension liability adjustments, net of tax               --             --             --             4.2
-----------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                  $(15.0)        $106.7        $(942.0)         $235.5
=================================================================================================================

Change in Accounting - In June 2000, the Company elected early adoption of Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Under the new accounting standard, all exploitation costs such as advertising expenses, marketing costs and video duplication costs for theatrical and television product will be expensed as incurred, whereas under the old accounting standards, these costs were capitalized and amortized over the products' lifetime. As a result of this early adoption in the second quarter of 2000, the Company recorded a one-time, pre-tax non-cash charge of $754 million ($452 million after-tax or $.40 per share). This charge has been reflected as a cumulative effect of a change in accounting principle, effective January 1, 2000, in the consolidated statement of operations for the nine months ended September 30, 2000. Under the SOP 00-2 for the nine months ended September 30, 2000, the Company reported lower operating results of approximately $41 million.

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement 139 ("SFAS 139") which rescinds FASB Statement 53 on financial reporting by motion picture film producers or distributors. SFAS 139 requires public companies to follow the guidance provided by SOP 00-2.

2) SUBSEQUENT EVENTS

On November 3, 2000, the Company announced an agreement to acquire Black Entertainment Television ("BET") for approximately $2.3 billion of Viacom Class B Common Stock plus the assumption of approximately $575 million of debt. The tax-free transaction is subject to customary regulatory approvals. The final exchange ratio will be based on the trading prices of Viacom Class B Common Stock during a measurement period immediately before the closing of the transaction, which is expected to occur in the first quarter of 2001.

On October 30, 2000, the Company and Infinity Broadcasting entered into a merger agreement under which the Company will acquire all the issued and outstanding shares of Infinity common stock that it does not currently own, approximately 36%, pursuant to a merger in which Viacom will exchange 0.592 of a share of Viacom Class B Common Stock for each share of Infinity Class A common stock. The Company's Board of Directors and Infinity's Board of Directors approved the merger agreement after approval by a special committee of Infinity's independent directors. The special committee was advised by separate legal and financial advisors. The Company expects the merger to be completed in the first quarter of 2001. As of October 30, 2000, there were 390.8 million shares of Infinity Class A common stock outstanding to shareholders other than the Company.

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

The Merger was accounted for under the purchase method of accounting. CBS' results of operations are included in the Company's reported consolidated results of operations from the effective date of acquisition. The total cost to acquire CBS has been preliminarily allocated based on the estimated fair values of the assets acquired and liabilities assumed at the time of the Merger. The excess purchase price over the fair value of the tangible net assets acquired of approximately $50 billion was allocated to intangibles and is being amortized on a straight-line basis not to exceed 40 years. Included in this total are FCC licenses of approximately $9.3 billion. The final allocation of the purchase price will be based on comprehensive final evaluations of the fair value of CBS' tangible and identifiable intangible assets acquired and liabilities assumed.

The Company presently holds television stations which reach approximately 41% of United States television households (as calculated for this purpose under rules and regulations of the Federal Communications Commission (the "FCC"), which apply a 50% discount to the reach of UHF stations). These stations reach approximately 6% in excess of the 35% limit permitted by FCC regulations. In connection with FCC approval of the Merger, the Company was given one year to come into compliance with the limit. The Company was also provided with one year to come into compliance with the FCC's "dual network" rule, which prohibits the Company from owning and controlling both CBS and United Paramount Network ("UPN"). On June 20, 2000, the FCC released a Notice of Proposed Rule Making, in which it proposes to modify the dual network, the effect of which would be to permit the Company to own both CBS and UPN. Subsequent to September 30, 2000, the Company has entered into agreements relating to the sale of several radio stations, which, if consummated, will result in compliance with FCC requirements.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)


The unaudited condensed pro forma results of operations data presented below assumes the Merger, pre-merger CBS acquisitions, and other acquisitions, including UPN and the pending acquisition of Infinity Broadcasting's Class A common stock, had occurred as of January 1, 1999. The unaudited condensed pro forma results of operations were prepared based upon the historical consolidated results of operations of the Company and CBS prior to the Merger, adjusted to exclude the non-recurring merger-related charges and to reflect the adoption of the change in accounting principle as of January 1, 1999 (see Note 1). Financial results of CBS subsequent to the date of acquisition are included in the Company's financial statements. The pre-merger CBS acquisitions assumed to have been acquired January 1, 1999 are Infinity Outdoor, King World and two Texas television stations. The aggregate impact of other acquisitions was not material to consolidated results of operations.

Pro Forma Results of Operations Data                                            Nine Months Ended September 30,
(unaudited)                                                                       2000                  1999
---------------------------------------------------------------------------------------------------------------
Revenues                                                                        $17,353.6             $15,991.9
Net loss before discontinued operations, extraordinary loss and
 cumulative effect of change in accounting principle                            $  (197.3)            $  (264.3)
Net earnings (loss) attributable to common stock                                $  (647.1)            $    76.2
Basic and diluted earnings (loss) per common share:
Net loss before discontinued operations, extraordinary loss and cumulative
 effect of change in accounting principle                                       $    (.11)            $    (.16)
Net earnings (loss)                                                             $    (.37)            $     .04
---------------------------------------------------------------------------------------------------------------

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

4) MERGER-RELATED CHARGES

In the second quarter of 2000, Viacom recorded non-recurring merger-related charges of $698 million ($505 million after-tax or $.44 per share). These charges include non-cash charges of $415 million principally attributable to compensation for stock options and $283 million of cash payments and accrued liabilities for severance, transaction fees and costs associated with the integration of Viacom and CBS and the acquisition of UPN (see Note 3). As of September 30, 2000, the Company had paid and charged approximately $80 million against the severance liabilities, and $47 million against transaction fees and costs. The Company expects to substantially complete the activities by the end of the year 2000.

In the third quarter of 1999, the Company recorded a restructuring charge of $70.3 million primarily associated with the integration of the operations of Spelling Entertainment Group Inc. into Paramount Television, resulting in the elimination of duplicative sales forces and certain other back office functions. Included in this total were severance and employee related costs of $48.1 million, lease termination and other occupancy costs of $17.7 million and other exit costs of $4.5 million. As of September 30, 2000, the Company had paid and charged approximately $37.4 million against the severance liability, $11.7 million against lease termination and other occupancy costs, and $1.4 million against the other exit costs. The Company expects to complete the exit activities by the end of the year 2000.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)


5)  OTHER ACQUISITIONS

On September 15, 2000, Infinity Broadcasting completed the acquisition of Memphis radio stations WMC-AM and WMC-FM from Raycom Media for approximately $76 million.

On August 24, 2000, Infinity Broadcasting Corporation ("Infinity Broadcasting"), a majority owned subsidiary of the Company, completed the acquisition of 18 radio stations from Clear Channel Communications, Inc. for $1.4 billion in an asset transaction. These stations are located in San Diego, Phoenix, Denver, Cleveland, Cincinnati, Orlando and Greensboro--Winston -Salem.

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

6)  INVESTMENTS IN AFFILIATED COMPANIES

The Company accounts for its investments in affiliated companies over which it has significant influence or ownership of 20% or more but less than or equal to 50% under the equity method. Such equity investments include several Internet-based companies. At September 30, 2000, the Company's total investment in affiliated companies was $851.7 million, of which $330.6 million represented the Internet-based companies, and is reflected in Other Assets in the Consolidated Balance Sheet. The following summarized unaudited financial information reflects the Internet equity investees' results of operations (results are on a one quarter lag).

Results of Operations Data
(unaudited)

                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                 September 30,
                                                   ---------------------------   ----------------------------
                                                         2000           1999            2000           1999
-------------------------------------------------------------------------------------------------------------
Revenues                                               $  35.1         $ 13.5         $  87.1         $ 33.2
Gross profit                                              15.0            7.2            32.5           15.6
Operating loss                                          (122.1)         (37.0)         (359.1)         (73.1)
Net loss                                                (123.3)         (36.7)         (357.2)         (72.1)
-------------------------------------------------------------------------------------------------------------

At the date of acquisition, for equity investments in Internet-based companies, the Company typically records the investment at an amount equal to the cash consideration paid plus the fair value of the advertising and promotion time to be provided. The associated obligation to provide future advertising and promotion time is non-cash and is recorded as deferred revenue at an amount equal to the fair value of the advertising and promotion time to be provided. Any related deferred revenue balance is presented as a liability in the

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)


Consolidated Balance Sheet. Deferred revenue is relieved and barter revenue is recognized as the related advertising and promotion time is delivered. Barter revenue of $23.0 million and $44.4 million has been recognized for the three and nine months ended September 30, 2000, respectively.

For equity investments, a difference typically exists between the initial investment and the proportionate share in the underlying net assets of these companies. This difference is being amortized over a five-year period and as of September 30, 2000 the unamortized difference is $304 million. The amortization expense of the Company's initial basis is presented as "Equity in loss of affiliated companies, net of tax" in the Consolidated Statements of Operations.

As of September 30, 2000, the Company's equity investments included three publicly traded Internet-based companies: Hollywood.com, Inc., MarketWatch.com, Inc. and Switchboard, Inc. Based upon quoted market prices at September 30, 2000, the aggregate carrying values of these investments exceeded their respective aggregate market values by approximately $122 million.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)


7)  INVENTORY

                                                                At September 30,             At December 31,
                                                                       2000                        1999
------------------------------------------------------------------------------------------------------------
Theatrical and television inventory:
 Theatrical productions:
   Released                                                             $  402.7                    $  798.7
   Completed, not released                                                   9.3                         0.8
   In process and other                                                    321.2                       276.6
 Television productions:
   Released                                                                774.9                     1,039.4
   In process and other                                                    221.2                       135.0
 Program rights                                                          2,057.9                     1,434.4
------------------------------------------------------------------------------------------------------------
                                                                         3,787.2                     3,684.9
 Less current portion                                                      903.5                     1,515.0
------------------------------------------------------------------------------------------------------------
                                                                         2,883.7                     2,169.9
------------------------------------------------------------------------------------------------------------
Merchandise inventory, including sell-through
 videocassettes                                                            286.4                       338.0
Videocassette rental inventory                                             590.9                       569.5
Publishing, primarily finished goods                                        74.6                        70.4
Other                                                                      127.7                       126.2
------------------------------------------------------------------------------------------------------------
                                                                         1,079.6                     1,104.1
 Less current portion                                                      404.6                       444.5
------------------------------------------------------------------------------------------------------------
                                                                           675.0                       659.6
------------------------------------------------------------------------------------------------------------

Total Current Inventory                                                 $1,308.1                    $1,959.5
------------------------------------------------------------------------------------------------------------
Total Non-Current Inventory                                             $3,558.7                    $2,829.5
============================================================================================================


8)  STOCK REPURCHASE

During the first nine months of 2000, the Company repurchased 10,000 shares of its Class A Common Stock and 27.5 million shares of its Class B Common Stock under its stock repurchase programs for approximately $1.6 billion in the aggregate. Third quarter 2000 repurchases included in this total amounted to $340.6 million.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)


9)  LONG-TERM DEBT

                                                                         At September 30,    At December 31,
                                                                               2000                1999
------------------------------------------------------------------------------------------------------------
Long-term debt:
  Notes payable to banks (including commercial paper)                         $ 6,046.2            $3,054.2
  Senior notes and debentures (5.875% - 9.75%, due 2000-2030)                   5,528.4             2,310.9
  Senior subordinated notes (8.875%-10.25%, due 2001-2007)                        704.8                35.3
  Subordinated exchange debentures (11.375%, due 2009)                             45.0                  --
  Obligations under capital leases                                                552.5               591.6
------------------------------------------------------------------------------------------------------------
     Total debt                                                                12,876.9             5,992.0
     Less current portion                                                         238.0               294.3
-----------------------------------------------------------------------------------------------------------
     Total long-term debt                                                     $12,638.9            $5,697.7
===========================================================================================================

As a result of the CBS merger, Viacom assumed approximately $3.7 billion of CBS debt.

On March 28, 2000, the Viacom Credit Agreements were amended to allow for the merger of CBS with and into the Company. On April 17, 2000, the CBS credit agreement, which consists of a $1.5 billion revolving credit facility maturing August 29, 2001 and the existing Infinity credit agreement, which consists of a $1.5 billion revolving credit facility maturing August 29, 2001, were amended to allow for the merger of CBS with and into the Company. Borrowing rates under the CBS and Infinity facilities are determined at the time of each borrowing and are based generally on a floating rate index, the London Interbank Offer Rate ("LIBOR"), plus a margin based on the respective senior unsecured debt rating.

On May 3, 2000, Infinity Broadcasting entered into two new credit facilities, totaling $1.95 billion, comprised of a $1.45 billion 5-year revolving credit and a $500 million 364-day revolving credit. Borrowing rates under the facilities are determined at the time of each borrowing and are based generally on LIBOR plus a margin based on Infinity Broadcasting's senior unsecured debt rating.

The CBS and Infinity Broadcasting facilities contain certain covenants which, among other things, require that CBS and Infinity Broadcasting maintain certain financial ratios and impose on CBS and Infinity Broadcasting and their subsidiaries certain limitations on substantial asset sales and mergers with any other company in which CBS and Infinity Broadcasting are not the surviving entities.

The Company has a $4.0 billion commercial paper program. Borrowings under the program have maturities of less than a year and are supported by unused committed bank facilities. At September 30, 2000, the Company had borrowings under the program of approximately $1 billion.

On July 20, 2000, Infinity Broadcasting initiated a $3.25 billion commercial paper program. Borrowings under Infinity's commercial paper program are short-term in nature and have been and will be used primarily to finance acquisitions or refinance existing debt. At September 30, 2000, Infinity Broadcasting had borrowings under the commerical paper program of approximately $2.5 billion.


On August 1, 2000, the Company issued $1.15 billion of 7.70% unsecured senior notes due July 30, 2010 and $500 million of 7.875% unsecured senior debentures due July 30, 2030; interest on the senior notes and debentures will be payable semi-annually. Proceeds from the debt issuance were used to repay bank debt, including commercial paper. The senior notes and debentures are redeemable at any time at their principal amount plus the applicable premium and accrued interest.

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

The Company is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusions of asbestos in certain products supplied by previously divested industrial businesses, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Company was neither a manufacturer nor a producer of asbestos. At September 30, 2000 the Company had approximately 140,872 unresolved claims pending.

The Company has brought suit against certain of its insurance carriers with respect to these asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers that have agreed to the settlement are now reimbursing the Company for a substantial portion of its current costs and settlement associated with asbestos claims. The Company has recorded a liability (in Other Liabilities) reflecting its best estimate of its asbestos liability exposure. The Company has also separately recorded an asset reflected in Other assets in the Consolidated Balance Sheet equal to the amount of such estimated liability that will be recovered pursuant to agreements with insurance carriers.

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

The commitments of the Company for program license fees, estimated to aggregate approximately $15.2 billion, are not reflected in the balance sheet as of September 30, 2000. These commitments include approximately $10.9 billion for the acquisition of sports programming rights. A majority of such fees are payable over several years, as part of normal programming expenditures.

11)  PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated annual effective tax rates of 76.7% for 2000 excluding the 2000 merger-related charges of $698 million, and 51.6% for 1999 were adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes. The post merger 2000 estimated annual effective tax rate of 81% has been adversely affected by additional nondeductible amortization. Excluding the non-deductible amortization of intangibles, the estimated annual effective tax rates would have been 38.8% for 2000 and 35.9% for 1999.

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)


12)  OPERATING SEGMENTS

The following tables set forth the Company's financial performance by reportable operating segment. As a result of the merger with CBS, the segment information reflects a new organizational structure. Prior period information for Viacom has been reclassified to conform to the new structure. Intersegment sales are recorded at fair market value as if the sales were to third parties and are eliminated in consolidation. Intersegment sales were not material for the periods presented. Residual costs of discontinued businesses primarily include pension and postretirement benefit costs for benefit plans retained by CBS for previously divested industrial businesses. The Company evaluates performance based on many factors; one of the primary measures is EBITDA, defined as operating income before depreciation and amortization. The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments. However, EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, net earnings, cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.


                                                Three Months Ended                  Nine Months Ended
                                                   September 30,                      September 30,
                                                2000             1999           2000             1999
=======================================================================================================
Revenues:
Cable Networks                               $1,008.9         $  752.6       $ 2,714.3         $2,120.8
Television                                    1,848.2            603.2         3,654.7          1,682.9
Infinity                                      1,025.8               --         1,698.4               --
Entertainment                                   791.7            775.9         2,084.8          1,976.2
Video                                         1,193.8          1,112.8         3,619.3          3,267.5
Publishing                                      167.0            162.2           413.0            430.7
Online                                           28.1              6.6            63.9             16.5
Intercompany eliminations                      (101.5)           (81.3)         (348.1)          (208.2)
-------------------------------------------------------------------------------------------------------
   Total Revenues                            $5,962.0         $3,332.0       $13,900.3         $9,286.4
=======================================================================================================

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                         2000           1999             2000           1999
--------------------------------------------------------------------------------------------------------------
EBITDA:
Cable Networks                                       $  425.8         $ 285.1        $ 1,019.5        $  705.9
Television                                              369.2            26.3            669.5           185.4
Infinity                                                468.3              --            792.4              --
Entertainment                                           174.9           136.9            344.0           332.3
Video                                                   119.1           129.9            382.6           379.5
Publishing                                               27.6            22.0             34.4            44.6
Online                                                  (53.1)          (15.5)          (143.6)          (22.5)
--------------------------------------------------------------------------------------------------------------
   Segment Total                                      1,531.8           584.7          3,098.8         1,625.2
--------------------------------------------------------------------------------------------------------------
Corporate Expenses/Eliminations                         (62.6)          (44.8)          (868.6)         (128.4)
Residual cost of discontinued
 operations                                             (29.0)             --            (47.6)             --
--------------------------------------------------------------------------------------------------------------
   Total EBITDA                                       1,440.2           539.9          2,182.6         1,496.8
--------------------------------------------------------------------------------------------------------------
Depreciation and amortization                          (680.3)         (218.7)        (1,460.5)         (615.8)
--------------------------------------------------------------------------------------------------------------
   Total Operating Income                            $  759.9         $ 321.2        $   722.1        $  881.0
==============================================================================================================

                                                         At September 30,      At December 31,
                                                             2000                  1999
---------------------------------------------------------------------------------------------
Total Assets:
Cable Networks                                             $ 7,582.9             $ 3,138.1
Television                                                  24,305.0               5,817.2
Infinity                                                    33,713.3                    --
Entertainment                                                4,754.4               4,826.5
Video                                                        8,276.2               8,475.6
Publishing                                                     948.6                 948.1
Online                                                         756.4                 162.1
--------------------------------------------------------------------------------------------
   Segment Total                                            80,336.8              23,367.6
--------------------------------------------------------------------------------------------
Corporate/Eliminations                                       2,086.6               1,118.8
--------------------------------------------------------------------------------------------
   Total Assets                                            $82,423.4             $24,486.4
=============================================================================================

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

                                                                    Three Months Ended September 30, 2000
                                             ------------------------------------------------------------------------------------
                                                                                   Non-                               Viacom
                                                 Viacom          Viacom         Guarantor                              Inc.
                                                  Inc.        International     Affiliates      Eliminations       Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                           $   8.1          $ 609.3        $5,349.2              $(4.6)         $5,962.0
--------------------------------------------------------------------------------------------------------------------------------

Expenses:
 Operating                                             7.5            184.0         3,163.6               (2.6)          3,352.5
 Selling, general and administrative                   (.1)           192.8           976.6                 --           1,169.3
 Depreciation and amortization                          .9             31.1           648.3                 --             680.3
--------------------------------------------------------------------------------------------------------------------------------
   Total expenses                                      8.3            407.9         4,788.5               (2.6)          5,202.1
--------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                (.2)           201.4           560.7               (2.0)            759.9

Other income (expense):
 Interest expense, net                              (146.4)            16.9          (102.2)                --            (231.7)
 Other items, net                                     (6.3)            13.9            (7.1)                --                .5
--------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                 (152.9)           232.2           451.4               (2.0)            528.7
 Benefit (provision) for income taxes                 61.2             10.5          (495.9)                --            (424.2)
 Equity in earnings (loss) of affiliated
   companies, net of tax                             125.1           (120.0)          (52.3)               3.2             (44.0)
 Minority interest, net of tax                          --              2.4           (29.5)                --             (27.1)
--------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                $  33.4          $ 125.1        $ (126.3)             $ 1.2          $   33.4
================================================================================================================================

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)


                                                                     Nine Months Ended September 30, 2000
                                                ------------------------------------------------------------------------------
                                                                                    Non-                            Viacom
                                                   Viacom          Viacom        Guarantor                           Inc.
                                                    Inc.       International     Affiliates     Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                             $  28.0        $1,745.4       $12,197.1         $  (70.2)      $13,900.3
-----------------------------------------------------------------------------------------------------------------------------

Expenses:
 Operating                                              25.7           571.1         7,650.8            (33.9)        8,213.7
 Selling, general and administrative                     1.9           636.3         2,167.3               --         2,805.5
 Merger-related charges                                   --           650.0            48.5               --           698.5
 Depreciation and amortization                           2.5           101.6         1,356.4               --         1,460.5
-----------------------------------------------------------------------------------------------------------------------------
   Total expenses                                       30.1         1,959.0        11,223.0            (33.9)       13,178.2
-----------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                 (2.1)         (213.6)          974.1            (36.3)          722.1

Other income (expense):
 Interest expense, net                                (354.5)           45.1          (214.8)              --          (524.2)
 Other items, net                                      (21.9)           23.2           (15.8)              --           (14.5)
-----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                   (378.5)         (145.3)          743.5            (36.3)          183.4
 Benefit (provision) for income taxes                  151.5            63.1          (684.8)              --          (470.2)
 Equity in loss of affiliated
   companies, net of tax                              (619.5)         (545.4)          (99.1)         1,192.6           (71.4)
 Minority interest, net of tax                            --             8.1           (44.1)              --           (36.0)
-----------------------------------------------------------------------------------------------------------------------------
Net loss before cumulative effect of
 change in accounting principle                       (846.5)         (619.5)          (84.5)         1,156.3          (394.2)
   Cumulative effect of change in accounting
      principle, net of tax                               --              --          (452.3)              --          (452.3)
-----------------------------------------------------------------------------------------------------------------------------
Net loss                                             $(846.5)       $ (619.5)      $  (536.8)        $1,156.3       $  (846.5)
=============================================================================================================================

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

                                                                    Three Months Ended September 30, 1999
                                              ----------------------------------------------------------------------------------
                                                                                  Non-                               Viacom
                                                 Viacom         Viacom         Guarantor                              Inc.
                                                  Inc.       International     Affiliates      Eliminations       Consolidated
===============================================================================================================================
Revenues                                           $  7.8           $538.1        $2,890.0            $(103.9)         $3,332.0
-------------------------------------------------------------------------------------------------------------------------------

Expenses:
 Operating                                            7.5            175.7         2,033.9              (97.8)          2,119.3
 Selling, general and administrative                   .3            170.8           431.4                 --             602.5
 Restructuring charge                                  --               --            70.3                 --              70.3
 Depreciation and amortization                         .9             24.0           193.8                 --             218.7
-------------------------------------------------------------------------------------------------------------------------------
   Total expenses                                     8.7            370.5         2,729.4              (97.8)          3,010.8
-------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                               (.9)           167.6           160.6               (6.1)            321.2

Other income (expense):
 Interest expense, net                              (90.8)            12.9           (32.6)                --            (110.5)
 Other items, net                                    (5.1)            (4.1)            6.8                 --              (2.4)
-------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                 (96.8)           176.4           134.8               (6.1)            208.3
 Benefit (provision) for income taxes                39.7            (72.4)          (60.5)                --             (93.2)
 Equity in earnings (loss) of affiliated
   companies, net of tax                            168.0             63.3            (9.0)            (226.1)             (3.8)
 Minority interest, net of tax                         --               .7            (1.1)                --               (.4)
-------------------------------------------------------------------------------------------------------------------------------
Net earnings before extraordinary loss              110.9            168.0            64.2             (232.2)            110.9
  Extraordinary loss, net of tax                    (14.2)              --              --                 --             (14.2)
-------------------------------------------------------------------------------------------------------------------------------
Net earnings                                       $ 96.7           $168.0        $   64.2            $(232.2)         $   96.7
===============================================================================================================================

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)


                                                                     Nine Months Ended September 30, 1999
                                               -------------------------------------------------------------------------------
                                                                                   Non-                             Viacom
                                                  Viacom         Viacom         Guarantor                            Inc.
                                                   Inc.       International     Affiliates     Eliminations      Consolidated
==============================================================================================================================
Revenues                                           $  27.1         $1,475.8        $8,004.4          $(220.9)         $9,286.4
------------------------------------------------------------------------------------------------------------------------------

Expenses:
 Operating                                            26.0            482.6         5,713.1           (214.8)          6,006.9
 Selling, general and administrative                   1.5            529.2         1,181.7               --           1,712.4
 Restructuring charge                                   --               --            70.3               --              70.3
 Depreciation and amortization                         2.7             68.0           545.1               --             615.8
------------------------------------------------------------------------------------------------------------------------------
   Total expenses                                     30.2          1,079.8         7,510.2           (214.8)          8,405.4
------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                               (3.1)           396.0           494.2             (6.1)            881.0

Other income (expense):
 Interest expense, net                              (268.2)            63.1          (105.8)              --            (310.9)
 Other items, net                                    (15.6)              .9            17.6               --               2.9
------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                 (286.9)           460.0           406.0             (6.1)            573.0
 Benefit (provision) for income taxes                117.6           (188.6)         (224.6)              --            (295.6)
 Equity in earnings (loss) of affiliated
   companies, net of tax                             407.6            135.8           (52.8)          (528.7)            (38.1)
 Minority interest, net of tax                          --               .7            (1.4)              --               (.7)
------------------------------------------------------------------------------------------------------------------------------
Net earnings before extraordinary loss               238.3            407.9           127.2           (534.8)            238.6
 Extraordinary loss, net of tax                      (37.4)             (.3)             --               --             (37.7)
------------------------------------------------------------------------------------------------------------------------------
Net earnings                                         200.9            407.6           127.2           (534.8)            200.9
 Cumulative convertible preferred
   stock dividend requirement                          (.4)              --              --               --               (.4)
 Premium on repurchase of preferred stock            (12.0)              --              --               --             (12.0)
------------------------------------------------------------------------------------------------------------------------------
Net earnings attributable to common stock          $ 188.5         $  407.6        $  127.2          $(534.8)         $  188.5
==============================================================================================================================

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)


                                                                    At September 30, 2000
                                             --------------------------------------------------------------------
                                                                            Non-
                                               Viacom        Viacom       Guarantor                   Viacom Inc.
                                                Inc.      International  Affiliates   Eliminations   Consolidated
=================================================================================================================
Assets
   Cash and cash equivalents                 $    101.5       $   503.9   $   387.3   $         --      $   992.7
   Receivables, net                                 8.7           355.4     3,304.3         (166.5)       3,501.9
   Inventory                                        9.5           229.7     1,068.9             --        1,308.1
   Other current assets                             1.5           652.8     1,062.8             --        1,717.1
-----------------------------------------------------------------------------------------------------------------
     Total current assets                         121.2         1,741.8     5,823.3         (166.5)       7,519.8
-----------------------------------------------------------------------------------------------------------------

Property and equipment                             13.5           739.4     8,069.4             --        8,822.3
   Less accumulated depreciation and
     amortization                                   4.8           311.8     1,968.8             --        2,285.4
-----------------------------------------------------------------------------------------------------------------
    Net property and equipment                      8.7           427.6     6,100.6             --        6,536.9
-----------------------------------------------------------------------------------------------------------------
Inventory                                            --           536.5     3,041.4          (19.2)       3,558.7
Intangibles, at amortized cost                    104.1           651.9    60,887.4             --       61,643.4
Investments in consolidated subsidiaries       45,364.1        14,266.7          --      (59,630.8)            --
Other assets                                       66.9         2,537.2       695.6         (135.1)       3,164.6
-----------------------------------------------------------------------------------------------------------------
   Total Assets                              $ 45,665.0       $20,161.7   $76,548.3     $(59,951.6)     $82,423.4
=================================================================================================================

Liabilities and Stockholders' Equity
  Accounts payable                           $       --       $    10.2   $ 1,209.0     $    (55.9)     $ 1,163.3
  Accrued expenses and other                      156.1         2,187.4     2,395.4         (208.4)       4,530.5
  Accrued participations                             --              --     1,129.1           (1.7)       1,127.4
  Current portion of long-term debt                  --             8.4       229.6             --          238.0
-----------------------------------------------------------------------------------------------------------------
   Total current liabilities                      156.1         2,206.0     4,963.1         (266.0)       7,059.2
-----------------------------------------------------------------------------------------------------------------
Long-term debt                                  6,530.2           831.3     5,277.4             --       12,638.9
Other liabilities                             (13,433.6)        2,618.1    14,506.2        3,830.1        7,520.8
Minority interest                                    --           162.2     6,847.0             --        7,009.2

Stockholders' Equity:
  Preferred Stock                                    --           104.1        20.4         (124.5)            --
  Common Stock                                     15.9           185.7       504.0         (689.7)          15.9
  Additional paid-in capital                   49,974.7         9,238.8    45,045.1      (54,283.9)      49,974.7
  Retained earnings                             5,492.7         4,802.6      (476.3)      (8,417.6)       1,401.4
  Accumulated other comprehensive
     income (loss)                                   --            12.9      (138.6)            --         (125.7)
-----------------------------------------------------------------------------------------------------------------
                                               55,483.3        14,344.1    44,954.6      (63,515.7)      51,266.3
  Less treasury stock, at cost                  3,071.0              --          --             --        3,071.0
-----------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                  52,412.3        14,344.1    44,954.6      (63,515.7)      48,195.3
-----------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity   $ 45,665.0       $20,161.7   $76,548.3     $(59,951.6)     $82,423.4
=================================================================================================================

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)


                                                                     At December 31, 1999
                                           --------------------------------------------------------------------
                                                                          Non-
                                             Viacom        Viacom       Guarantor                   Viacom Inc.
                                              Inc.      International  Affiliates   Eliminations   Consolidated
===============================================================================================================
Assets
   Cash and cash equivalents               $     81.6       $   486.0   $   113.2   $         --      $   680.8
   Receivables, net                              10.9           340.4     1,441.7          (95.6)       1,697.4
   Inventory                                     10.9           250.4     1,698.2             --        1,959.5
   Other current assets                           2.8           172.6       685.3             --          860.7
---------------------------------------------------------------------------------------------------------------
     Total current assets                       106.2         1,249.4     3,938.4          (95.6)       5,198.4
---------------------------------------------------------------------------------------------------------------

Property and equipment                           13.4           684.5     4,558.0             --        5,255.9
   Less accumulated depreciation and
     amortization                                 3.8           242.6     1,584.2             --        1,830.6
---------------------------------------------------------------------------------------------------------------
    Net property and equipment                    9.6           441.9     2,973.8             --        3,425.3
---------------------------------------------------------------------------------------------------------------

Inventory                                          --           365.2     2,464.3             --        2,829.5
Intangibles, at amortized cost                  106.4           647.1    10,725.4             --       11,478.9
Investments in consolidated subsidiaries      6,829.2        14,891.0          --      (21,720.2)            --
Other assets                                     58.0           204.7     1,411.0         (119.4)       1,554.3
---------------------------------------------------------------------------------------------------------------
   Total Assets                            $  7,109.4       $17,799.3   $21,512.9     $(21,935.2)     $24,486.4
===============================================================================================================

Liabilities and Stockholders' Equity
  Accounts payable                         $      0.1       $     9.0   $   578.6     $    (43.3)     $   544.4
  Accrued expenses and other                     15.3         1,637.3     1,441.6         (620.4)       2,473.8
  Accrued participations                           --              --     1,109.1          (21.9)       1,087.2
  Current portion of long-term debt                --            17.7       276.6             --          294.3
---------------------------------------------------------------------------------------------------------------
   Total current liabilities                     15.4         1,664.0     3,405.9         (685.6)       4,399.7
---------------------------------------------------------------------------------------------------------------

Long-term debt                                3,262.1         1,013.4     1,422.2             --        5,697.7
Other liabilities                           (11,421.6)        1,889.6     7,339.9        4,202.6        2,010.5
Minority interest                                  --           144.4     1,102.1             --        1,246.5

Stockholders' equity:
  Preferred Stock                                  --           104.1        20.4         (124.5)            --
  Common Stock                                    7.5           185.7       495.4         (681.1)           7.5
  Additional paid-in capital                 10,338.5         7,342.3     7,739.4      (15,081.7)      10,338.5
  Retained earnings                           6,339.2         5,422.7        50.9       (9,564.9)       2,247.9
  Accumulated other comprehensive
    income (loss)                                  --            33.1       (63.3)            --          (30.2)
---------------------------------------------------------------------------------------------------------------
                                             16,685.2        13,087.9     8,242.8      (25,452.2)      12,563.7
  Less treasury stock, at cost                1,431.7              --          --             --        1,431.7
---------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                15,253.5        13,087.9     8,242.8      (25,452.2)      11,132.0
---------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity $  7,109.4       $17,799.3   $21,512.9     $(21,935.2)     $24,486.4
===============================================================================================================

                          VIACOM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            (Tabular dollars in millions, except per share amounts)

                                                                       Nine Months Ended September 30, 2000
                                                             --------------------------------------------------------
                                                                                Non-
                                                    Viacom        Viacom       Guarantor                  Viacom Inc.
                                                    Inc.     International   Affiliates   Eliminations   Consolidated
=====================================================================================================================
Net cash flow (used for) provided by operating
   activities                                    $   (46.4)         $ 80.3    $ 1,111.0         $   --      $ 1,144.9
---------------------------------------------------------------------------------------------------------------------

Investing Activities:
 Acquisitions, net of cash acquired                     --              --     (1,851.3)            --       (1,851.3)
 Capital expenditures                                   --           (27.0)      (395.1)            --         (422.1)
 Investments in and advances to affiliated
  companies                                             --            (7.6)      (117.6)            --         (125.2)
 Proceeds from sales of short-term
  investments                                           --            55.7        225.0             --          280.7
 Purchases of short-term investments                    --           (83.4)          --             --          (83.4)
 Other, net                                             --           (13.4)        16.1             --            2.7
---------------------------------------------------------------------------------------------------------------------
Net cash flow used for investing
   activities                                           --           (75.7)    (2,122.9)            --       (2,198.6)
---------------------------------------------------------------------------------------------------------------------


Financing Activities:
 Borrowings from banks, including commercial
   paper, net                                          1.1              --      1,525.0             --        1,526.1
 Proceeds from senior notes and debentures         1,635.3              --           .3             --        1,635.6
 Purchase of treasury stock                       (1,588.6)             --           --             --       (1,588.6)
 Repayment of notes and debentures                      --          (160.6)       (24.1)            --         (184.7)
 Payment of capital lease obligations                   --           (25.2)       (76.8)            --         (102.0)
 Purchase of treasury stock by subsidiary               --              --        (82.8)            --          (82.8)
 Increase (decrease) in intercompany payables       (144.0)          199.1        (55.1)            --             --
 Proceeds from exercise of stock options and
  warrants                                           162.5              --           --             --          162.5
 Other, net                                             --              --          (.5)            --            (.5)
---------------------------------------------------------------------------------------------------------------------
Net cash flow provided by financing
 activities                                           66.3            13.3      1,286.0                       1,365.6
---------------------------------------------------------------------------------------------------------------------
 Net increase in cash and cash
  equivalents                                         19.9            17.9        274.1             --          311.9
 Cash and cash equivalents at beginning of
  period                                              81.6           486.0        113.2             --          680.8
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period       $   101.5         $ 503.9    $   387.3          $  --      $   992.7
=====================================================================================================================

                         VIACOM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)




                                                                Nine Months Ended September 30, 1999
                                                 --------------------------------------------------------------------
                                                                                Non-
                                                  Viacom        Viacom       Guarantor                   Viacom Inc.
                                                   Inc.      International   Affiliates   Eliminations   Consolidated
=====================================================================================================================
Net cash flow provided by (used for) operating
 activities                                      $   384.3         $(361.0)   $  (311.6)       $    --      $  (288.3)
---------------------------------------------------------------------------------------------------------------------

Investing Activities:
 Acquisitions, net of cash acquired                 (180.2)             --       (129.3)            --         (309.5)
 Capital expenditures                                   --           (71.8)      (431.8)            --         (503.6)
 Investments in and advances to
  Affiliated companies                                  --           (19.9)       (86.9)            --         (106.8)
 Proceeds from sales of short-term investments          --           342.1           --             --          342.1
 Purchases of short-term investments                    --          (280.2)          --             --         (280.2)
 Other, net                                             --              --          1.9             --            1.9
---------------------------------------------------------------------------------------------------------------------
Net cash flow used for investing activities         (180.2)          (29.8)      (646.1)            --         (856.1)
---------------------------------------------------------------------------------------------------------------------

Financing Activities:
 Borrowings from banks, net                        1,297.0              --      1,197.2             --        2,494.2
 Purchase of treasury stock and warrants            (478.8)             --           --             --         (478.8)
 Repayment of notes and debentures                (1,073.8)           (1.5)          --             --       (1,075.3)
 Payment of capital lease obligations                   --           (22.6)       (48.7)            --          (71.3)
 Proceeds from exercise of stock options
  and warrants                                       371.5              --           --             --          371.5
 Repurchase of preferred stock and
  dividend payments                                 (619.8)             --           --             --         (619.8)
 Increase (decrease) in intercompany
  payables                                           (72.7)          705.2       (632.5)            --             --
 Net proceeds from issuance of subsidiary
  stock                                                 --              --        430.7             --          430.7
 Other, net                                             .1              --           --             --             .1
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing
  activities                                        (576.5)          681.1        946.7             --        1,051.3
---------------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash and
  cash equivalents                                  (372.4)          290.3        (11.0)            --          (93.1)
 Cash and cash equivalents at beginning
  of period                                          406.4           189.5        171.4             --          767.3
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period       $    34.0         $ 479.8    $   160.4        $    --      $   674.2
=====================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes.

The third quarter of 2000 represents the first full quarter of combined results of operations of the Company with CBS, as the merger was completed in May of 2000. Other significant transactions, which occurred in the second quarter of 2000, and affect the comparability of historical results, are listed below:

 .  The Company acquired the remaining 50% interest in UPN that it did not already own.
 .  The Company recorded one-time merger-related pre-tax charges of $698 million associated with the CBS and UPN acquisitions.
 . The Company elected early adoption of the new accounting standard for accounting for motion pictures, resulting in a one-time, pre-tax non-cash charge of $754 million.

In order to enhance comparability, the following discussion of the Company's results of operations is supplemented by pro forma financial information that gives effect to the CBS merger and other acquisitions (including significant acquisitions made by CBS prior to the completion of the merger) as if they had occurred at the beginning of each period presented, excludes non-recurring items and reflects the adoption of the change in accounting as of January 1, 1999. The pro forma results are presented for informational purposes only and are not indicative of the operating results that would have occurred had the transactions actually occurred at the beginning of 1999, nor are they necessarily indicative of future operating results.

The table below presents the Company's total revenues and total operating income, as reported and on a pro forma basis for the three and nine months ended September 30, 2000 and 1999, respectively:

                                   Three Months ended    Percent     Nine Months ended     Percent
                                     September 30,        B/(W)        September 30,        B/(W)
--------------------------------------------------------------------------------------------------
                                      2000       1999                   2000       1999
                                 -----------------------------------------------------------------
Total Revenues:
     As Reported                    $5,962.0   $3,332.0     79%      $13,900.3  $ 9,286.4     50%

     Pro Forma                      $5,971.6   $5,580.9      7%      $17,353.6  $15,991.9      9%
--------------------------------------------------------------------------------------------------

Total Operating Income:
     As Reported                    $  759.9   $  321.2    137%      $   722.1  $   881.0    (18%)

     Pro Forma                      $  761.2   $  521.7     46%      $ 1,565.7  $ 1,102.4     42%
--------------------------------------------------------------------------------------------------

EBITDA
------

EBITDA is defined as operating income (loss) before depreciation and amortization. EBITDA does not reflect the effect of significant amounts of amortization of goodwill related to business combinations accounted for under the purchase method. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies. Pro forma EBITDA gives effect to the CBS merger and other acquisitions (including significant acquisitions made by CBS prior to the completion of the merger) as if they had occurred at the beginning of each period presented, excludes non-recurring items and reflects the adoption of the change in accounting as of January 1, 1999.

                                  Three Months ended    Percent     Nine Months ended     Percent
                                     September 30,       B/(W)         September 30,       B/(W)
-------------------------------------------------------------------------------------------------
                                      2000      1999                   2000       1999
                                 ----------------------------------------------------------------
Total EBITDA:
     As Reported                    $1,440.2  $  539.9   167%        $2,182.6   $1,496.8    46%

     Pro Forma                      $1,445.1  $1,183.1    22%        $3,654.9   $3,089.4    18%
-------------------------------------------------------------------------------------------------

Results of Operations
---------------------

On a reported basis, revenues increased 79% to $6.0 billion and 50% to $13.9 billion for the three and nine months ended September 30, 2000, respectively, from $3.3 billion and $9.3 billion for the same prior-year periods. Reported operating results for the third quarter and nine months are not comparable with prior-year periods due to the CBS merger, merger-related charges and other non-recurring items.

On a pro forma basis, revenues increased 7% to $6.0 billion and 9% to $17.4 billion for the three and nine months ended September 30, 2000, respectively, from $5.6 billion and $16.0 billion for the same prior-year periods. Revenue increases were driven by third quarter double digit advertising sales increases at Infinity, Cable Networks and Television segments. The Video segment also contributed to the revenue increases with the increase in the number of company-operated stores.

EBITDA, on a pro forma basis, increased 22% to $1.4 billion and 18% to $3.7 billion for the three and nine months ended September 30, 2000, respectively, from $1.2 billion and $3.1 billion for the same prior-year periods. EBITDA growth outpaced revenue growth for both periods presented primarily due to increased margins on the additional revenues.

Segment Results of Operations
-----------------------------

Cable Networks (MTV Networks ("MTVN") including MTV, VH1, Nickelodeon, Nick at Nite, TV Land, TNN and CMT; and Showtime Networks, Inc. ("SNI"))

                       Three Months Ended          Percent          Nine Months Ended           Percent
                          September 30,             B/(W)             September 30,              B/(W)
-------------------------------------------------------------------------------------------------------
                          2000           1999                         2000           1999
-------------------------------------------------------------------------------------------------------
As Reported:
  Revenues             $1,008.9        $ 752.6        34%           $2,714.3       $2,120.8       28%
  Operating income     $  349.9        $ 255.0        37            $  859.4       $  617.8       39
  EBITDA               $  425.8        $ 285.1        49            $1,019.5       $  705.9       44
-------------------------------------------------------------------------------------------------------

Pro Forma:
  Revenues             $1,008.9         $889.4        13%           $2,901.6       $2,544.1       14%
  Operating income     $  349.9         $271.4        29            $  878.0       $  676.6       30
  EBITDA               $  425.8         $345.9        23            $1,090.8       $  886.9       23
-------------------------------------------------------------------------------------------------------

For the third quarter of 2000, MTVN revenues of $739.9 million, EBITDA of $375.1 million and operating income of $298.1 million increased 34%, 49% and 32%, respectively, over the third quarter of 1999. For the nine months ended September 30, 2000, MTVN revenues of $2.0 billion, EBITDA of $888.5 million and operating income of $741.1 million increased 30%, 45% and 37%, respectively, over the same nine-month period last year. For the third quarter of 2000, MTVN pro forma revenues of $739.9 million increased 13% as compared with $652.3 million of pro forma revenues for the third quarter of 1999 and pro forma EBITDA of $375.1 million increased 24% as compared with pro forma EBITDA of $302.3 million for the prior-year period. For the nine months ended September 30, 2000, MTVN pro forma revenues of $2.1 billion and pro forma EBITDA of $951.3 million increased 16% and 23%, respectively, over the same prior-year period pro forma revenues of $1.8 billion and EBITDA of $772.9 million. The increase in MTVN's pro forma revenues principally reflects higher worldwide advertising revenues of 11% and 18% and higher affiliate fees of 20% and 15%, for the third quarter and nine months, respectively. Advertising revenue gains were primarily driven by rate increases at MTV, VH1 and TV Land. MTVN's EBITDA and operating income gains were driven by the increased revenues. Pro forma results assume the acquisition of the CBS Cable Networks, TNN and CMT, had occurred on January 1, 1999. The third quarter and nine-month period pro forma results include benefits of $11 million and $16 million, respectively, attributable to purchase accounting for TNN and CMT.


SNI's revenues increased 15%, and EBITDA and operating income each increased 22% for the quarter and increased 10%, 21% and 26% for the nine months ended September 30, 2000, respectively, over the same prior-year periods. The revenue increases were principally due to an increase of approximately 3.2 million subscriptions, up 14% over the prior-year to 25.5 million subscriptions at September 30, 2000. Operating results reflect revenue increases attributable to the continued growth of direct broadcast satellite and cable and the timing of programming expenses.

Television (CBS and UPN Television Networks and Stations; Television Production and Syndication)

                          Three Months Ended          Percent           Nine Months Ended         Percent
                             September 30,              B/(W)             September 30,            B/(W)
---------------------------------------------------------------------------------------------------------
                           2000           1999                           2000          1999
---------------------------------------------------------------------------------------------------------
As Reported:
  Revenues               $1,848.2        $  603.2        206%         $3,654.7       $1,682.9      117%
  Operating income       $  191.1        $  (14.1)        NM          $  311.5       $   87.1      258
  EBITDA                 $  369.2        $   26.3         NM          $  669.5       $  185.4      261
---------------------------------------------------------------------------------------------------------

Pro Forma:
  Revenues               $1,848.2        $1,792.5          3%         $5,690.1       $5,425.6        5%
  Operating income       $  191.1        $   78.4        144          $  463.3       $  111.3      316
  EBITDA                 $  369.2        $  266.3         39          $1,025.6       $  682.1       50
---------------------------------------------------------------------------------------------------------

  NM - not meaningful

For the third quarter and nine months ended September 30, 2000, Television pro forma revenues, EBITDA and operating income increased over the same prior-year periods principally reflecting strong national and local advertising sales gains. Television's third quarter revenues were led by double digit advertising sales increases, which more than offset the absence of significantly higher revenues from the initial syndication of off-network programs received in the same quarter last year and the delay of the start of the Fall television season to the fourth quarter of 2000. The Television segment's results were led by the CBS Network and television stations' strong EBITDA growth, which was driven by improved primetime performance and strong advertising pricing in local owned and operated TV markets. Paramount Television revenues for the three- and nine-month periods were higher for continuing network and first run syndication shows including Entertainment Tonight, Judge Judy, Charmed and Judge Joe Brown. Network program revenues for 2000 included the first time syndication availability of Sabrina: The Teenage Witch and Moesha; however, these contributions did not compare favorably with the prior year which included the last seasons of Melrose Place and Sunset Beach and the first time syndication availability of JAG and Star Trek: Voyager.

Pro forma results assume that the CBS merger and the acquisitions of King World, two Texas television stations and the remaining 50% interest of United Paramount Network ("UPN") had occurred at the beginning of each period presented, exclude the third quarter 1999 Spelling restructuring charge and other non-recurring charges and reflect the adoption of the change in accounting as of January 1, 1999. The Television segment's third quarter and nine month pro forma results for 2000 include a benefit of $35 million and $65 million, respectively, attributable to purchase accounting which was partially offset by a reduction attributable to the change in accounting described below.

In the second quarter of 2000, the Company elected early adoption of the AICPA's Statement of Position "Accounting by Producers or Distributors of Films" ("SOP 00-2") which is effective for financial statements for fiscal years beginning after December 15, 2000. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. As a result of the early adoption, Television recorded a pre-tax charge of $330 million, primarily related to Spelling Entertainment for the nine months ended September 30, 2000. The cumulative effect of the accounting change is not included in the EBITDA and operating income above.

Infinity (Radio Stations, Outdoor Advertising Properties)

                          Three Months Ended     Percent              Nine Months Ended      Percent
                            September 30,         B/(W)                 September 30,          B/(W)
-------------------------------------------------------------------------------------------------------
                         2000           1999                          2000           1999
-------------------------------------------------------------------------------------------------------
As Reported:
  Revenues             $1,025.8             --      NM              $1,698.4             --      NM
  Operating income     $  213.1             --      NM              $  364.7             --      NM
  EBITDA               $  468.3             --      NM              $  792.4             --      NM
-------------------------------------------------------------------------------------------------------

Pro Forma:
  Revenues             $1,035.4         $922.5      12%             $2,947.1       $2,538.0      16%
  Operating income     $  214.4         $152.7      40              $  504.7       $  284.5      77
  EBITDA               $  473.2         $402.0      18              $1,298.8       $1,057.0      23
-----------------------------------------------------------------------------------------------------

  NM - not meaningful

For the third quarter, Infinity Broadcasting Corporation ("Infinity Broadcasting"), the Company's out-of-home media subsidiary, recorded pro forma revenues, EBITDA and operating income increases of 12%, 18% and 40%, respectively. For the nine months ended September 30, 2000, pro forma revenues, EBITDA and operating income increased 16%, 23% and 77%, respectively. Third quarter and nine month pro forma results were driven by advertising revenue growth at both Infinity's radio stations and outdoor advertising businesses. Pro forma results assume the acquisition of Infinity Broadcasting, as part of the CBS merger, and Infinity Broadcasting's December 1999 acquisition of Infinity Outdoor, formerly known as Outdoor Systems, Inc., and all 2000 acquisitions by Infinity, occurred on January 1, 1999. During the third quarter of 2000, Infinity completed acquisitions of 22 radio stations in nine major markets, including San Diego, Phoenix, Denver, Cleveland, Cincinnati, Orlando, Greensboro--Winston-Salem, Riverside and Memphis, for $1.5 billion. The Company owns approximately 64% of Infinity Broadcasting.

Entertainment (Paramount Pictures, Famous Players, Famous Music Publishing and Paramount Parks)

                          Three Months Ended     Percent          Nine Months Ended          Percent
                            September 30,         B/(W)               September 30,           B/(W)
-------------------------------------------------------------------------------------------------------
                        2000           1999                    2000               1999
-------------------------------------------------------------------------------------------------------
As Reported:
  Revenues             $791.7         $775.9        2%       $2,084.8            $1,976.2       5%
  Operating income     $132.5         $ 99.3       33        $  223.6            $  225.3      (1)
  EBITDA               $174.9         $136.9       28        $  344.0            $  332.3       4
-------------------------------------------------------------------------------------------------------

Pro Forma:
  Revenues             $791.7         $775.9        2%       $2,084.8            $1,976.2       5%
  Operating income     $132.5         $ 89.6       48        $  223.6            $  206.3       8
  EBITDA               $174.9         $127.3       37        $  344.0            $  313.3      10
-------------------------------------------------------------------------------------------------------

For the three and nine months ended September 30, 2000, Entertainment revenues increased 2% to $791.7 million and 5% to $2.1 billion, respectively, compared with the same prior-year periods. Revenues for the three months principally reflect higher Features and Parks revenues partially offset by lower Theaters revenues; while revenues for the nine months principally reflect higher Features and Theaters revenues. Higher Features revenues were led by higher foreign theatrical revenues for the three-and nine-month periods primarily due to the success of Mission: Impossible 2 and Double Jeopardy. Domestic theatrical revenues for the three-and nine-month periods included contributions from Bless The Child and The Original Kings of Comedy, while the nine-month period also included contributions from Mission: Impossible 2, Rules of Engagement, Shaft, and Snow Day. Home video revenues for the three- and nine-month periods were lower than the comparable prior-year periods as the prior year included contributions from Saving Private Ryan and The Rugrats Movie. Features' network revenues for the three-and nine-month periods were higher due to the network availability of Titanic. Theaters' revenues for the third quarter were lower principally due to lower attendance compared to the same prior year period. For the nine months ended September 30, 2000, theater revenues were higher primarily as a result of additional new multiplex theaters opened since the end of the same prior-year period. Parks' revenues for the third quarter were higher due to increased per capita spending partially offset by lower attendance, while revenues for the nine-month period were lower due to attendance declines from less favorable weather conditions throughout the season. Entertainment revenues for the nine months ended September 30, 1999 also included the recognition of a pay television license for library products and the renewal of a film processing agreement.

For the three months ended September 30, 2000, Entertainment's EBITDA and operating income increased 28% and 33%, respectively, while for the nine months, EBITDA increased 4% and operating income decreased 1%, respectively, over the comparable prior-year periods. EBITDA and operating income for the third quarter and nine months principally reflect the higher Features revenue items noted above and lower Theater results and, for the third quarter of 2000, lower distribution costs, principally due to differences in the timing of distribution expenses under the change in accounting for motion pictures. Theaters' EBITDA and operating income for the three- and nine-month periods were lower due to the impact of lower third quarter attendance compared to the same prior-year period, and higher year-to-date operating costs and costs associated with opening additional multiplexes in 2000. Parks' EBITDA and operating income for the three-and nine-month periods were higher than the same prior-year periods due to lower operating expenses.

As a result of the early adoption of SOP 00-2, feature films recorded a pre-tax charge of $423.0 million for the nine months ended September 30, 2000. The cumulative effect of the accounting change is not included in the EBITDA and operating income above.

Video (Blockbuster)

                          Three Months Ended          Percent            Nine Months Ended          Percent
                             September 30,              B/(W)               September 30,             B/(W)
-----------------------------------------------------------------------------------------------------------
                          2000           1999                           2000              1999
-----------------------------------------------------------------------------------------------------------
Revenues                $1,193.8       $1,112.8            7%          $3,619.3         $3,267.5        11%
Operating Income        $   17.7       $   29.9          (41)          $   69.4         $   87.7       (21)
EBITDA                  $  119.1       $  129.9           (8)          $  382.6         $  379.5         1
-----------------------------------------------------------------------------------------------------------

The Video segment is comprised of Blockbuster's operations, operating in the home video, DVD and video game rental and retailing business through traditional stores and the Internet.

Video revenues increased 7% for the quarter and 11% for the nine months ended September 30, 2000 driven by the increase in the number of Company-operated stores in operation in 2000 over the prior-year period. Worldwide same store sales, which include retail and rental product, increased 1.5% for the quarter and 5% for the nine months ended September 30, 2000. For the third quarter, international same store revenues increased 11% while domestic same store revenues decreased 1%. For the nine months ended September 30, 2000, international same store revenues increased 12% and domestic same store revenues increased 4% over the comparable prior-year period. Both current year periods also benefited from an increase in the average domestic rental fee.

Operating results for 2000 were impacted by Blockbuster's investment in its online operations, which began operations in the fourth quarter of 1999 and resulted in reductions to EBITDA and operating income of $13.0 million and $15.8 million, respectively, for the third quarter and $37.3 million and $45.4 million for the nine months ended September 30, 2000. Excluding the amounts attributable to its online operations, Video's EBITDA and operating income increased 1% and 7%, respectively, for the third quarter and 10% and 29%, respectively, for the nine months ended September 30, 2000 as compared with the corresponding prior-year periods. Video's gross margin percentage decreased to 60.5% for the third quarter of 2000 from 61.2% for the third quarter of 1999 principally due to a shift in rental revenue mix from higher margin non-revenue sharing videos to DVDs and an increase in revenues generated through revenue-sharing arrangements as a percentage of total revenues, as revenue-sharing arrangements on average have lower gross margins than do traditional buying arrangements. For the nine months ended September 30, 2000, Video's gross margin decreased to 59.4% from 61.1% for the comparable prior-year period. Blockbuster is continually evaluating its product mix to try to optimize its stores' revenues and gross profit. With the anticipated accelerated consumer acceptance of DVD and other forms of home entertainment, Blockbuster may increase its stores' depth of DVDs and other home entertainment products. This may result in a transition in the composition of its stores' inventory to allow for more DVDs, or other forms of home entertainment, depending on the speed of adoption by consumers. Blockbuster Video ended the third quarter of 2000 with 7,519 company-operated and franchised stores, a net increase of 659 stores over the third quarter of 1999.

Publishing (Simon & Schuster)

                          Three Months Ended         Percent           Nine Months Ended           Percent
                            September 30,             B/(W)              September 30,              B/(W)
----------------------------------------------------------------------------------------------------------
                          2000           1999                          2000           1999
----------------------------------------------------------------------------------------------------------
Revenues                 $167.0         $162.2           3%           $413.0         $430.7          (4)%
Operating Income         $ 22.2         $ 16.8          32            $ 18.4         $ 30.5          (40)
EBITDA                   $ 27.6         $ 22.0          25            $ 34.4         $ 44.6          (23)
----------------------------------------------------------------------------------------------------------

The Publishing segment is comprised of Simon & Schuster, which includes imprints such as Pocket Books, Scribner and The Free Press.

For the quarter ended September 30, 2000, improved revenues, EBITDA and operating income were led by higher sales at the Pocket Books and Children's divisions, increased license fees and lower product costs. The nine-month results were lower than the comparable prior-year period principally due to decreased year-to-date sales in both the Pocket Books and Trade divisions. Publishing's best-selling titles in the third quarter included Nothing Like It in the World by Stephen E. Ambrose, Hearts in Atlantis by Stephen King and High Tide by Jude Deveraux.

Online (The MTVi Group, Nickelodeon Online, CBS.com, iWon.com)

                             Three Months Ended      Percent               Nine Months Ended         Percent
                                September 30,         B/(W)                   September 30,           B/(W)
--------------------------------------------------------------------------------------------------------------
                              2000           1999                          2000              1999
--------------------------------------------------------------------------------------------------------------
As Reported:
  Revenues                  $ 28.1         $  6.6      NM               $  63.9            $ 16.5      287%
  Operating income          $(69.7)        $(16.2)     NM               $(191.1)           $(23.2)      NM
  EBITDA                    $(53.1)        $(15.5)   (243)              $(143.6)           $(22.5)      NM
--------------------------------------------------------------------------------------------------------------

Pro forma:
  Revenues                  $ 28.1         $  9.6     193%              $  76.4            $ 23.3      228%
  Operating income          $(69.7)        $(17.0)   (310)              $(244.0)           $(25.6)      NM
  EBITDA                    $(53.1)        $(16.1)   (230)              $(192.9)           $(24.6)      NM
--------------------------------------------------------------------------------------------------------------

NM - Not meaningful

The Company operates Internet sites that provide online music and offer a broad range of information, entertainment, news and promotional content.

For the third quarter and nine months ended September 30, 2000, the increase in Online revenues, as reported and pro forma, reflect increased license fees and higher advertising revenues. Operating losses, as reported and pro forma, were driven by increased sales and marketing expenses for iWon.com (a 37% owned, majority controlled consolidated subsidiary) which was launched in the fourth quarter of 1999 and increased spending at MTVi. Pro forma results assume the CBS merger had occurred at the beginning of each period presented.

Other Income and Expense Information
------------------------------------

Corporate Expenses/Eliminations
Included in the reported Corporate Expenses/Eliminations of $62.6 million for the third quarter of 2000 are intersegment profit eliminations of $16.4 million. For the nine months ended September 30, 2000, as reported Corporate Expenses/Eliminations were $868.6 million, of which $88.8 million represents intersegment profit eliminations and $650 million represents merger-related charges. Pro forma corporate expenses, excluding intersegment profit eliminations and the merger-related charges, were $46.2 million and $148.7 million for the third quarter and nine months ended September 30, 2000 as compared with $60.3 million and $162.8 million for the comparable prior-year periods.

Interest Expense
For the three-and nine-month periods ended September 30, 2000, interest expense increased 107% to $245.0 million and 71% to $560.9 million, respectively. The Company had approximately $12.9 billion and $6.3 billion principal amount of debt outstanding (including current maturities) as of September 30, 2000 and September 30, 1999, respectively, at weighted average interest rates of 7.7% and 7.1%, respectively.

Interest Income
For the three-and nine-month periods ended September 30, 2000, interest income increased to $13.3 million and $36.7 million, respectively, from $7.8 million and $16.5 million, respectively, for the quarter and nine months ended September 30, 1999.

Other Items, Net
For the three-and nine-month periods ended September 30, 2000, "Other items, net" was $.5 million and a loss of $14.5 million, respectively, compared to a loss of $2.4 million and income of $2.9 million for the comparable prior-year periods. The year-to-date decrease principally reflects losses associated with the sale of fixed assets and investments.

Provision for Income Taxes
The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated annual effective tax rates of 76.7% for 2000, excluding the 2000 merger-related charges of $698 million, and 51.6% for 1999 were adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes. The post merger 2000 estimated annual effective tax rate of 81% has been adversely affected by additional nondeductible amortization. Excluding the non-deductible amortization of intangibles, the estimated annual effective tax rates would have been 38.8% for 2000 and 35.9% for 1999.

Equity in Loss of Affiliated Companies, Net of Tax
"Equity in loss of affiliated companies, net of tax" was $44.0 million and $71.4 million for the third quarter of 2000 and the nine months then ended, respectively, as compared to losses of $3.8 million and $38.1 million in the comparable prior-year periods, principally reflecting increased losses of CBS online equity ventures and cable international ventures, partially offset by the improved performance of Comedy Central.

Minority Interest
Minority interest primarily represents the minority ownership of Infinity Broadcasting and Blockbuster common stock.

Extraordinary Loss
For the three and nine months ended September 30, 1999, the Company recognized after-tax extraordinary losses on the early extinguishment of debt of $14.2 million and $37.7 million, respectively, or a loss of $.02 and $.06 per basic common share, respectively.

Cumulative Effect of Change in Accounting Principle
For the nine months ended September 30, 2000, the Company recorded a one-time, after-tax non-cash charge of $452.3 million, or $.40 per basic and diluted share, resulting from the early adoption of the new accounting standard for accounting for motion pictures.

Net Earnings (Loss)
For the reasons described above, the Company reported net earnings of $33.4 million for the three months ended September 30, 2000 as compared with $96.7 million for the three months ended September 30, 1999 and a net loss of $846.5 million for the nine months ended September 30, 2000 as compared with net earnings of $188.5 million for the nine months ended September 30, 1999.

Acquisitions
On November 3, 2000, the Company announced an agreement to acquire Black Entertainment Television ("BET") for approximately $2.3 billion of Viacom Class B Common Stock plus the assumption of approximately $575 million of debt. The tax-free transaction is subject to customary regulatory approvals. The final exchange ratio will be based on the trading prices of Viacom Class B Common Stock during a measurement period immediately before the closing of the transaction, which is expected to occur in the first quarter of 2001.

On October 30, 2000, the Company and Infinity Broadcasting entered into a merger agreement under which the Company will acquire all the issued and outstanding shares of Infinity common stock that it does not currently own, approximately 36%, pursuant to a merger in which Viacom will exchange 0.592 of a share of Viacom Class B Common Stock for each share of Infinity Class A common stock. The Company's Board of Directors and Infinity's Board of Directors approved the merger agreement after approval by a special committee of Infinity's independent directors. The special committee was advised by separate legal and financial advisors. The Company expects the merger to be completed in the first quarter of 2001. As of October 30, 2000, there were 390.8 million shares of Infinity Class A common stock outstanding to shareholders other than the Company.


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

The Company presently holds television stations which reach approximately 41% of United States television households (as calculated for this purpose under rules and regulations of the Federal Communications Commission (the "FCC"), which apply a 50% discount to the reach of UHF stations). These stations reach approximately 6% in excess of the 35% limit permitted by FCC regulations. In connection with FCC approval of the Merger, the Company was given one year to come into compliance with the limit. The Company was also provided with one year to come into compliance with the FCC's "dual network" rule, which prohibits the Company from owning and controlling both CBS and United Paramount Network ("UPN"). On June 20, 2000, the FCC released a Notice of Proposed Rule Making, in which it proposes to modify the dual network, the effect of which would be to permit the Company to own both CBS and UPN. Subsequent to September 30, 2000, the Company has entered into agreements relating to the sale of several radio stations, which, if consummated, will result in compliance with FCC requirements.

On September 15, 2000, Infinity Broadcasting completed the acquisition of Memphis radio stations WMC-AM and WMC-FM from Raycom Media for approximately $76 million.

On August 24, 2000, Infinity Broadcasting completed the acquisition of 18 radio stations from Clear Channel Communications, Inc. for $1.4 billion in an asset transaction. These stations are located in San Diego, Phoenix, Denver, Cleveland, Cincinnati, Orlando and Greensboro-Winston-Salem.

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

The Company has certain restrictions on Infinity Broadcasting's cash balance of $143.8 million, reflected in the Company's consolidated cash amount of $992.7 million at September 30, 2000. Infinity Broadcasting's cash will become available to Viacom upon the merger of Infinity with Viacom.

Share Repurchase Programs
During the first nine months of 2000, the Company repurchased 10,000 shares of its Class A Common Stock and 27.5 million shares of its Class B Common Stock under its stock repurchase programs for approximately $1.6 billion in the aggregate. Third quarter 2000 repurchases included in this total amounted to $340.6 million. As of October 31, 2000, the Company had approximately $270.5 million remaining under the program announced on May 25.

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

The Company is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusions of asbestos in certain products supplied by previously divested industrial businesses, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Company was neither a manufacturer nor a producer of asbestos. At September 30, 2000, the Company had approximately 140,872 unresolved claims pending.

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

The commitments of the Company for program license fees, estimated to aggregate approximately $15.2 billion, are not reflected in the balance sheet as of September 30, 2000. These commitments include approximately $10.9 billion for the acquisition of sports programming rights. A majority of such fees are payable over several years, as part of normal programming expenditures.

Cash Flows
Net cash flow from operating activities of $1.1 billion for the nine months ended September 30, 2000 principally reflects the impact of the merger and, excluding non-cash items, the improved operating results of the Company's businesses, partially offset by the payment of accrued liabilities. Net cash flow from operating activities of negative $288.3 million for the nine months ended September 30, 1999 principally reflects the tax payment related to the sale of Non-Consumer Publishing as well as the investment in program development for the Entertainment and Networks segments. Net cash expenditures for investing activities of $2.2 billion for the nine months ended September 30, 2000 principally reflect capital expenditures of $422.1 million and acquisitions of $1.9 billion. Net cash expenditures for investing activities of $856.1 million for the nine months ended September 30, 1999 principally reflects capital expenditures and the Spelling acquisition as well as acquisitions of video stores and television stations. Financing activities for the nine months ended September 30, 2000 principally reflect borrowings from banks and proceeds from the issuance of $1.6 billion of senior notes and debentures partially offset by the purchase of treasury stock. For the nine months ended September 30, 1999, financing activities principally reflect borrowings and the settlement of 8% Merger Debentures, as well as the repurchase of the Company's common stock, warrants and convertible preferred stock.

Financial Position
Current assets increased to $7.5 billion as of September 30, 2000 from $5.2 billion as of December 31, 1999, due to the addition of approximately $3.5 billion in current assets resulting from the Merger, partially offset by a reduction in inventory reflecting the impact of the adoption of SOP 00-2. The allowance for doubtful accounts as a percentage of receivables increased to 6.9% as of September 30, 2000 from 6.1 % as of December 31, 1999. The change in property and equipment principally reflects the addition of approximately $3.1 billion in fixed assets due to the Merger and capital expenditures of $422.1 million related to capital additions partially offset by depreciation expense of $528.1 million. Intangibles of $61.6 billion at September 30, 2000 increased by $50.1 billion compared to $11.5 billion as of December 31, 1999, pricipally reflecting the Merger and other acquisitions. Other assets increased to $3.2 billion as of September 30, 2000 from $1.6 billion as of December 31, 1999, reflecting the addition of approximately $1.7 billion from the Merger. Current liabilities increased $2.7 billion to $7.1 billion as of September 30, 2000 due to the addition of approximately $2.8 billion resulting from the Merger. Non-current liabilities of $20.2 billion reflect the inclusion of $3.7 billion of debt and $5.8 billion of other liabilities from the Merger. The minority interest balance of $7.0 billion as of September 30, 2000 included $5.7 billion of Infinity's minority interest.


Capital Structure
-----------------

The following table sets forth the Company's long-term debt, net of current portion:

                                                                            At September 30,     At December 31,
                                                                                 2000                1999
------------------------------------------------------------------------------------------------------------------
Long-term debt:
   Notes payable to banks (including commercial paper)                        $ 6,046.2            $3,054.2
   Senior notes and debentures (5.875% - 9.75%, due 2000-2030)                  5,528.4             2,310.9
   Senior subordinated notes (8.875% - 10.25%, due 2001-2007)                     704.8                35.3
   Subordinated exchange debentures (11.375%, due 2009)                            45.0                  --
   Obligations under capital leases                                               552.5               591.6
------------------------------------------------------------------------------------------------------------------
     Total debt                                                                12,876.9             5,992.0
     Less current portion                                                         238.0               294.3
------------------------------------------------------------------------------------------------------------------
     Total long-term debt                                                     $12,638.9            $5,697.7
==================================================================================================================

The notes and debentures are presented net of an aggregate unamortized discount of $12.9 million as of September 30, 2000 and $10.1 million as of December 31, 1999.

Debt, including the current portion, as a percentage of total capitalization of the Company was 21% at September 30, 2000 and 35% at December 31, 1999.

As a result of the CBS merger, Viacom assumed approximately $3.7 billion of CBS debt.

On March 28, 2000, the Viacom Credit Agreements were amended to allow for the merger of CBS with and into the Company. On April 17, 2000, the CBS credit agreement, which consists of a $1.5 billion revolving credit facility maturing August 29, 2001 and the existing Infinity credit agreement, which consists of a $1.5 billion revolving credit facility maturing August 29, 2001, were amended to allow for the merger of CBS with and into the Company. Borrowing rates under the CBS and Infinity facilities are determined at the time of each borrowing and are based generally on a floating rate index, the London Interbank Offer Rate ("LIBOR"), plus a margin based on the respective senior unsecured debt rating.

On May 3, 2000, Infinity Broadcasting entered into two new credit facilities, totaling $1.95 billion, comprised of a $1.45 billion 5 year revolving credit and a $500 million 364-day revolving credit. Borrowing rates under the facilities are determined at the time of each borrowing and are based generally on LIBOR plus a margin based on Infinity Broadcasting's senior unsecured debt rating.

The CBS and Infinity Broadcasting facilities contain certain covenants which, among other things, require that CBS and Infinity Broadcasting maintain certain financial ratios and impose on CBS and Infinity Broadcasting and their subsidiaries certain limitations on substantial asset sales and mergers with any other company in which CBS and Infinity Broadcasting are not the surviving entities.

The Company has a $4.0 billion commercial paper program. Borrowings under the program have maturities of less than a year and are supported by unused committed bank facilities. At September 30, 2000, the Company had borrowings under the program of approximately $ 1 billion.

On July 20, 2000, Infinity Broadcasting initiated a $3.25 billion commercial paper program. Borrowings under Infinity's commercial paper program are short-term in nature and have been and will be used primarily to finance acquisitions or refinance existing debt. At September 30, 2000, Infinity Broadcasting had borrowings under the commerical paper program of approximately $ 2.5 billion.

On August 1, 2000, $1.15 billion of senior notes due July 30, 2010, and $500 million of senior debentures due July 30, 2030 were issued under the Company's shelf registration statement as filed with the Securities and Exchange Commission in 1995, as amended. The Company has no remaining availability under its shelf registration. Proceeds from the debt issuance were used to repay bank debt, including commercial paper. The senior notes and debentures are redeemable at any time at their principal amount plus the applicable premium and accrued interest. The Company intends to file a new shelf registration by year- end 2000.

At September 30, 2000, the Company was in compliance with all debt covenants and had satisfied all financial ratios and tests under the credit agreements. The Company expects to be in compliance and satisfy all such covenants and ratios as may be applicable from time to time during 2000.

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

Other Matters
-------------

The Company has announced that it intends to split-off Blockbuster, subject to the approval of the Company's Board of Directors, which will be based on an assessment of market conditions. The Company intends to split-off Blockbuster by offering to exchange all of its shares in Blockbuster for shares of the Company's common stock. However, the Company has previously said that it does not intend to commence the offer unless the Blockbuster Class A common stock improves to a price range significantly above its current value. The Company has no obligation to effect the split-off. The Company has received a private letter ruling from the Internal Revenue Service to the effect that such a split- off, if effected in accordance with the representations made in the Company's request for the ruling, would be tax-free to the Company and its stockholders.

The aggregate market value of the shares of Blockbuster common stock based on the October 31, 2000 closing price of $8.875 per share of Blockbuster common stock was approximately $1.6 billion. The net book value of Viacom's investment in Blockbuster at September 30, 2000, after giving effect to the initial public offering, was approximately $5.0 billion. If the Company determines to engage in the split-off, any difference between the fair market value and net book value at the time of the split-off will be recognized as a gain or loss for accounting purposes. Based on the October 31, 2000 closing stock price of Blockbuster, a split-off would have resulted in a pre-tax loss on discontinued operations of approximately $3.8 billion. The actual amount of the gain or loss will depend upon the fair market value and net book value of Blockbuster at the time of the split-off as well as the exchange ratio used in the split-off. The Company cannot give any assurance as to whether or not or when the split-off will occur or as to the terms of the split-off if it does occur, or whether or not the split-off, if it does occur, will be tax-free.

Cautionary Statement Concerning Forward-looking Statements

This quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. Similarly, statements that describe our objectives, plans or goals are or may be forward- looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward- looking statements: changes in advertising market conditions; changes in the public acceptance of the Company's programming; changes in technology and its effect on competition in the Company's markets; changes in the Federal Communications Laws and Regulations; and other economic, business, competitive and/or regulatory factors affecting the Company's businesses generally. The forward-looking statements included in this document are made only as of the date of this document and under section 27A of the Securities Act and section 21E of the Exchange Act, we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Response to this is included in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

                         PART II - - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     10.1 Amendment No. 1, dated as of June 15, 2000, to the Credit Agreement, dated as of June 21, 1999, between Blockbuster Inc. and the banks named therein.

     10.2 Letter Agreement, dated as of June 15, 2000, among Blockbuster Inc., Citibank, N.A. and Viacom Inc., relating to the Credit Agreement, dated as of June 21, 1999, between Blockbuster Inc. and the banks named therein.

     10.3 Employment Agreement, dated as of May 1, 2000, between Viacom Inc. and Michael D. Fricklas.

     27.   Financial Data Schedule.

(b)  Reports on Form 8-K for Viacom Inc.

     Current Report on Form 8-K/A of Viacom Inc. filed on July 17, 2000, amending the Current Report on Form 8-K of Viacom Inc. filed on May 4, 2000, relating to certain financial information in connection with the completion of the merger of CBS Corporation with and into Viacom Inc.

     Current Report on Form 8-K of Viacom Inc. filed on August 3, 2000, relating to the signing of an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., Banc of America Securities LLC, Chase Securities Inc., Deutsche Bank Securities Inc., BNY Capital Markets, Inc. and FleetBoston Robertson Stephens Inc., pursuant to which Viacom Inc. issued and sold $1,150,000,000 aggregate principal amount of 7.70% Senior Notes due 2010, and $500,000,000 aggregate principal amount of 7.875% Senior Debentures due 2030.

     Current Report on Form 8-K of Viacom Inc. filed on August 15, 2000, announcing an offer to acquire, through a stock-for-stock merger transaction, the remaining shares of Infinity Broadcasting Corporation that Viacom Inc. does not currently own.

                                   Signatures
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                VIACOM INC.
                                      -------------------------------
                                               (Registrant)


Date  November 14, 2000               /s/  Fredric G. Reynolds
      -----------------               -------------------------------
                                      Fredric G. Reynolds
                                      Executive Vice President
                                      Chief Financial Officer




Date  November 14, 2000               /s/  Susan C. Gordon
      -----------------               -------------------------------
                                      Susan C. Gordon
                                      Vice President, Controller
                                      Chief Accounting Officer

                                 Exhibit Index
                                 -------------


     10.1 Amendment No. 1, dated as of June 15, 2000, to the Credit Agreement, dated as of June 21, 1999, between Blockbuster Inc. and the banks named therein.

     10.2 Letter Agreement, dated as of June 15, 2000, among Blockbuster Inc., Citibank, N.A. and Viacom Inc., relating to the Credit Agreement, dated as of June 21, 1999, between Blockbuster Inc. and the banks named therein.

     10.3 Employment Agreement, dated as of May 1, 2000, between Viacom Inc. and Michael D. Fricklas.

     27.   Financial Data Schedule.