Form 10-K
period 2000-12-31
VIACOM INC
filed 2001-03-28
CIK 813828

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                   FORM 10-K

                               ---------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from __________ to __________

                         Commission File Number 1-9553

                                  VIACOM INC.
            (Exact Name Of Registrant As Specified In Its Charter)

              DELAWARE                            04-2949533
   (State or Other Jurisdiction of             (I.R.S. Employer
   Incorporation Or Organization)           Identification Number)

                               ---------------

                                1515 Broadway
                              New York, NY 10036
                                (212) 258-6000
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                               ---------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
     Title of Each Class                                 on Which Registered
     -------------------                                ---------------------
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

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 19, 2001, 137,458,566 shares of Viacom Inc. Class A Common Stock, $0.01 par value ("Class A Common Stock"), and 1,644,694,576 shares of Viacom Inc. Class B Common Stock, $0.01 par value ("Class B Common Stock"), were outstanding. The aggregate market value of the shares of Class A Common Stock (based upon the closing price of $46.87 per share as reported by the New York Stock Exchange on that date) held by non-affiliates was approximately $2,049,856,075 and the aggregate market value of the shares of the Class B Common Stock (based upon the closing price of $46.60 per share as reported by the New York Stock Exchange on that date) held by non-affiliates was approximately $70,957,111,400.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Viacom Inc.'s Notice of the 2001 Annual Meeting and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the Proxy Statement) (Part III).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    Part I

Item 1. Business.

Background

   Viacom Inc. (together with its subsidiaries unless the context otherwise requires, the "Company" or "Viacom") is a diversified worldwide entertainment company with operations, during 2000, in seven segments:

  . CABLE NETWORKS: The Cable Networks segment operates MTV: MUSIC TELEVISION(R), SHOWTIME(R), NICKELODEON(R), NICK AT NITE(R), VH1 MUSIC FIRST(R), TV LAND(R), TNN: THE NATIONAL NETWORK(TM) and CMT: COUNTRY MUSIC TELEVISION(TM), among other program services.

  . TELEVISION: The Television segment consists of the CBS(R) and UPN(R) television networks, 39 owned broadcast television stations, and the Company"s television production and syndication business, including KING WORLD PRODUCTIONS(TM) and PARAMOUNT TELEVISION(TM).

  . INFINITY: The Infinity segment operates 184 radio stations through INFINITY BROADCASTING(R), and outdoor advertising properties through INFINITY OUTDOOR(TM) and TDI(R).

  . ENTERTAINMENT: The Entertainment segment includes PARAMOUNT PICTURES(R), which produces and distributes theatrical motion pictures; PARAMOUNT PARKS(R), which owns and operates five theme parks and a themed attraction in the U.S. and Canada; and movie theater and music publishing operations.

  . VIDEO: The Video segment consists of an approximately 82% equity interest in Blockbuster Inc., which operates and franchises
     BLOCKBUSTER(R) video stores worldwide.

  . PUBLISHING: The Publishing segment publishes and distributes consumer books and related multimedia products, under such imprints as SIMON & SCHUSTER(R), POCKET BOOKS(TM), SCRIBNER(R) and THE FREE PRESS(TM).

  . ONLINE: The Online segment provides online music and children"s destinations through Internet sites related to MTV: MUSIC TELEVISION, NICKELODEON, NICK AT NITE, VH1 MUSIC FIRST, and CMT: COUNTRY MUSIC TELEVISION, as well as SonicNet.com, and NickJR.com. In addition, CBS.com offers a broad range of informational, entertainment, news and promotional services. Effective January 1, 2001, the Company will present its online businesses as part of the Cable Networks and Television segments.

   The Company was organized in Delaware in 1986 for the purpose of acquiring the stock of a predecessor. In 1994, the Company acquired Paramount Communications Inc. and Blockbuster Entertainment Corporation. On August 10, 1999, Blockbuster Inc. ("Blockbuster") (NYSE: BBI) sold to the public 31 million shares of its Class A common stock at $15 per share. The Company, through its ownership of all of the 144 million shares of Blockbuster Class B common stock outstanding, retains approximately 82% of the total equity value in, and approximately 96% of the combined voting power of, Blockbuster. In 1999, the Company announced that it intended to split-off Blockbuster by offering to exchange all of its shares of Blockbuster common stock for shares of the Company's common stock. The split-off was subject to approval by the Company's Board of Directors and an assessment of market conditions. The Company no longer has any plans for the split-off of Blockbuster.

   During 2000 and in the first quarter of 2001, the Company took several important steps to secure its position as a leading global media and entertainment company. Significant transactions included the following:

  . On May 4, 2000, CBS Corporation ("CBS") merged with and into the Company. At the time of the merger, the Company issued 1.085 shares of its Class B Common Stock for each share of CBS common stock and 1.085 shares of its Series C Preferred Stock for each share of CBS Series B preferred stock. The total purchase price of approximately $39.8 billion represents the issuance of 825.5 million shares of Viacom Class B Common Stock, 11,004 shares of Viacom Series C convertible preferred stock (which were subsequently converted into 11.0 million shares of Viacom Class B Common Stock), the estimated fair value of CBS stock options which were assumed by issuing Viacom options, and estimated transaction costs. In addition, Viacom assumed approximately $3.7 billion of CBS debt.

  . As a result of its merger with CBS, the Company acquired an approximate 64.2% equity interest in Infinity Broadcasting Corporation ("Infinity Broadcasting"). On February 21, 2001 Infinity Broadcasting merged with and into a wholly owned subsidiary of the Company. In connection with the merger, the Company issued 0.592 of a share of Viacom Class B Common Stock for each issued and outstanding share of Infinity Broadcasting Class A common stock resulting in the issuance of approximately 232 million shares of Viacom Class B Common Stock.

  . On August 24, 2000, Infinity Broadcasting completed the acquisition of 18 radio stations from Clear Channel Communications Inc. for $1.4 billion. The acquisition resulted in Infinity Broadcasting expanding into five new top 50 radio markets and owning over 180 radio stations. During June 2000, Infinity Broadcasting completed the acquisition of Giraudy SA, one of France's largest outdoor advertising companies, for approximately $400 million. Infinity Broadcasting also acquired SMA Societa Manifesti ed Affissione S.p.A, one of the leading Italian outdoor media sales companies, for approximately $90 million.

  . On November 3, 2000, the Company announced an agreement to acquire BET Holdings II, Inc. ("BET"), which operates the BET: BLACK ENTERTAINMENT TELEVISION(R) and BET ON JAZZ(R) cable networks. On January 23, 2001, the Company completed its acquisition of BET for a total purchase price of approximately $3.0 billion, which principally represents the issuance of approximately 43.4 million shares of Viacom Class B Common Stock and the assumption by the Company of approximately $590 million in debt. Beginning in the first quarter of 2001, BET will be reported in the Cable Networks segment.

   As of March 19, 2001, National Amusements, Inc. ("NAI"), a closely held corporation that owns and operates approximately 1,400 movie screens in the U.S., the U.K. and South America, beneficially owned approximately 68% of the Company's Class A Common Stock, and approximately 11% of the Company's Class A Common Stock and Class B Common Stock on a combined basis. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board and Chief Executive Officer of the Company.

   The Company's principal offices are located at 1515 Broadway, New York, New York 10036 (telephone 212/258-6000).

   For additional information about principal acquisitions and divestitures, see Notes 3 and 5 to the Consolidated Financial Statements.

Viacom Segments

 Cable Networks

   The Company owns and operates advertiser-supported basic cable television program services through its MTV Networks ("MTVN") division and premium subscription television program services through Showtime Networks Inc. ("SNI") in the U. S. and internationally.

   Generally, the Company's cable networks are offered to customers of cable television operators, distributors of direct-to-home satellite services ("DTH") and other multichannel distributors. Cable television is currently the predominant means of distribution of the Company's program services in the U.S. Internationally, the predominant distribution technology varies territory by territory.

   MTV Networks. In the U.S., MTVN's owned and operated program services include MTV: MUSIC TELEVISION ("MTV"), MTV's spin-off, MTV2: MUSIC TELEVISION(TM) ("MTV2"), NICKELODEON, NICK AT NIGHT, TV LAND, VH1 MUSIC FIRST ("VH1"), CMT: COUNTRY MUSIC TELEVISION ("CMT"), and TNN: THE NATIONAL NETWORK ("TNN").

   MTV's programming consists of music videos and events, augmented by music and general lifestyle information, comedy and dramatic series, animated programs, news specials, interviews, documentaries and other youth-oriented programming appealing primarily to an audience aged 18 to 24. At December 31, 2000 according to the Nielsen Media Research report, MTV reached approximately
77.3 million domestic subscriber households. MTV2, a 24-hour, seven-days-a-week spin-off of MTV, offers a "freeform" music format which features music videos from a broad range of musical genres and artists. MTVN also operates "The Suite from MTV Networks" ("The Suite"), a package of digital television program services, which currently consists of MTV2 and five other music related services, and NOGGIN(R) and two other program services from NICKELODEON. The Suite is offered through DBS distributors and cable operators offering digital technology. During 2000, MTVN also offered THE BOX(R) MUSIC NETWORK, a 24-hour, all music basic cable channel, with technology allowing selection of music videos on a market-by-market basis. On December 31, 2000, THE BOX MUSIC NETWORK was integrated into MTV2. At December 31, 2000, MTV2, with the integration of the subscribers of THE BOX MUSIC NETWORK, had approximately 30.0 million domestic subscriber households (based on subscriber counts provided by each distributor of the service, including cable, DTH and other multichannel programming providers).

   NICKELODEON combines acquired and originally produced programs in a pro-social, non-violent format comprising two distinct program units tailored to age-specific demographic audiences: NICKELODEON, targeted to audiences ages 2 to 11 (which includes NICK JR.(R), a program block designed for 2 to 5 year olds, and such popular shows as RUGRATS, BLUE'S CLUES and SPONGEBOB SQUAREPANTS); and NICK AT NITE, which attracts primarily audiences ages 18 to 54 and offers mostly situation comedies from various eras, including I LOVE LUCY, THE DICK VAN DYKE SHOW, THE MARY TYLER MOORE SHOW and TAXI. At December 31, 2000, according to the Nielsen Media Research report, NICKELODEON/NICK AT NITE reached approximately 79.8 million domestic subscriber households. NICKELODEON licenses its brands and characters for and in connection with merchandise, home video and publishing worldwide. NICKELODEON MOVIES(R) develops a mix of story- and character-driven projects based on original ideas and NICKELODEON programming, such as the feature films SNOW DAY, released theatrically on February 11, 2000, and RUGRATS IN PARIS: THE MOVIE, released in fourth quarter 2000 by PARAMOUNT PICTURES, as well as a BLUE'S CLUES direct-to-video movie BLUE'S BIG MUSICAL. Additionally, the Company publishes monthly NICKELODEON MAGAZINE(TM). NICKELODEON GAS GAMES AND SPORTS FOR KIDS(R), a cable program service packaged as part of The Suite, features children's game shows and sports programming for viewers ages 6 to 11, and includes a related online service. NICKELODEON owns and operates theme park attractions and touring shows under its NICKELODEON RECREATION(TM) unit and interactive public attractions and television production studios under its NICKELODEON STUDIOS(R) unit located at Universal Studios Florida. NICKELODEON also produces original animation at its NICKTOONS(R) Animation Studio in Burbank, California.

   TV LAND, a 24-hour, seven-days-a-week spin-off of NICK AT NITE, is comprised of a broad range of well-known television programs from various genres, including comedies, dramas, westerns, variety and other formats from the 1950s through the 1980s, including THE HONEYMOONERS, THE ANDY GRIFFITH SHOW, LEAVE IT TO BEAVER and CHARLIE'S ANGELS. At December 31, 2000, according to the Nielsen Media Research report, TV LAND reached approximately 55.5 million domestic subscriber households.

   VH1 presents music and related programming directed at an audience aged 25 to 49 with an emphasis on series which feature viewers' favorite music and artists such as VH1 BEHIND THE MUSIC, STORYTELLERS, POP UP VIDEO, VH1 BEFORE THEY WERE ROCK STARS and VH1 ALL ACCESS. In addition, VH1 airs music videos, concerts, special events and musically themed movies. In April 2000, VH1 aired DIVAS 2000: A TRIBUTE TO DIANA ROSS, followed in November 2000 with its debut of the first MY VH1 MUSIC AWARDS, where nominees and winners were determined by fans voting online. In December 2000, VH1 had its most successful original movie premiere with A DIVAS CHRISTMAS CAROL. The VH1 SAVE THE MUSIC(R) Foundation, in connection with VH1's cable television and satellite affiliates, restored music education programs to 214 schools in 40 communities while also winning the Governors' Award from the Academy of Television Arts & Sciences, the George Foster Peabody Award for broadcasting and cable excellence and the Beacon Award presented by the Cable Television Public Affairs Association. At December 31, 2000, according to the Nielsen Media Research report, VH1 reached approximately 74.2 million domestic subscriber households.

   CMT is an advertiser-supported, 24-hour cable network which presents country music videos, and related events, lifestyle and entertainment programming. Its programming in 2000 included CMT All ACCESS, a monthly series of concerts featuring country music artists, and special events such as CHICKS MUSIC TELEVISION featuring a variety of programs showcasing the Dixie Chicks. The Company offers CMT in the U.S. and, through a minority joint venture, in Canada. At December 31, 2000, according to the Nielsen Media Research report, CMT reached approximately 44.7 million domestic subscriber households.

   TNN (formerly TNN: The Nashville Network(R)) is an advertiser-supported general entertainment cable network with a focus on popular lifestyle and entertainment programming. The Company offers TNN in the U.S. and, as a non-advertiser supported service, in Canada. At December 31, 2000, according to the Nielsen Media Research report, TNN reached approximately 79.2 million domestic subscriber households and Mediastat reports TNN's Canadian distribution at 6.3 million households. TNN's programming includes the highly rated series WWF RAW IS WAR, as well as popular movies and favorite off-net television series such as STARSKY AND HUTCH and THE DUKES OF HAZZARD, and sports, including professional bull-riding, motor sports, fishing and other outdoor sports.

   MTV FILMS(TM), in association with PARAMOUNT PICTURES, produced THE ORIGINAL KINGS OF COMEDY which was released by PARAMOUNT PICTURES in 2000, and, with PARAMOUNT PICTURES, is currently producing ORANGE COUNTY. MTV FILMS also produced SAVE THE LAST DANCE, with PARAMOUNT PICTURES, released in January 2001. MTV has also launched lines of home videos, consumer products and books, featuring MTV programming and personalities. In addition, MTV pursues broadcast network and first-run syndication television opportunities through MTV PRODUCTIONS(TM).

   Internationally, MTVN owns and operates, participates in as a joint venturer, and licenses third parties to operate, MTVN program services, including MTV and NICKELODEON programming. The MTVN international program services are described in the chart that follows. Most of the MTVN international program services are regionally customized to suit the local tastes of their young adult viewers by the inclusion of local music, programming and on-air personalities, and use of the local language. MTV Networks Europe is Europe's most widely distributed cable and satellite network comprising 16 individual music channels, including MTV (9 regionalized services), VH1 (3 services), MTV2, MTV Extra(TM), MTV Base, and VH1 Classic(TM). The network currently reaches more than 90 million households in Europe via a combination of satellite, cable, and terrestrial distribution.

   MTVN, in exchange for cash and advertising time or for promotional consideration only, licenses from record companies music videos for exhibition on MTV, MTV2, VH1, CMT and other MTVN program services. MTVN has entered into multi-year global or regional music video licensing agreements with certain of the major record companies. These agreements generally cover a three to five year period and contain provisions regarding video debut and exclusivity for a limited number of music videos in the U.S. MTVN also is negotiating and expects to renew or initiate additional global or regional license agreements with the other major record companies and independent labels. However, there can be no assurance that such renewals or agreements can be concluded on favorable terms (see "Viacom Segments--Competition--Cable Networks").

   MTVN derives revenues principally from two sources: the sale of time on its own networks to advertisers and the license of the networks to cable television operators, DTH and other distributors. The sale of MTVN advertising time is affected by viewer demographics, viewer ratings and market conditions for advertising time. Adverse changes to any of these factors could have an adverse effect on revenues. In addition, continued consolidation among cable operators could have an adverse effect on MTVN's license fee revenue (see "Viacom Segments--Competition--Cable Networks").

                      International MTVN Program Services

   The following table sets forth information regarding MTVN program services operated internationally:

                                                                                       Launch/
                                                                  Regional           Commencement
 Program Service          Territory           Ownership       Feeds/Language(1)          Date
 ---------------          ---------           ---------       -----------------      ------------
MTV Europe        40 territories,           100% by the    9 Regional Feeds        Various: August
(includes MTV:    including all EU states,  Company        (U.K., Netherlands,     1987-2000.
Music Television  Eastern and Central                      Scandinavia, Poland,
and MTV Base,     Europe, South Africa,                    Spain, France,
MTV Extra and     certain countries in the                 Central, South and
MTV2)             former Soviet Union, the                 European) all in or
                  Middle East, Egypt,                      mainly in English
                  Faroe Islands, Israel,                   (except for Central
                  Liechtenstein, Malta and                 presented in German,
                  Moldova                                  Poland presented in
                                                           Polish and South
                                                           presented in Italian)

MTV Latin         Latin America, the        100% by the    3 Regional Feeds in     October 1993
America           Caribbean, Brazil and     Company        Spanish
                  the U.S.

MTV Brasil        Brazil                    Joint Venture  Portuguese              October 1990
                                            (with Abril
                                            S.A.)

MTV Asia          Taiwan, certain           Joint Venture  English, Mandarin,      April 1995
                  provinces in China*,      (with PolyGram Bahasa Indonesian,
                  Brunei, Thailand,         N.V.)          Tagalog, Hindi, and
                  Singapore, Philippines,                  Korean
                  Indonesia, Malaysia,
                  Vietnam, Hong Kong*,
                  South Korea*, Papua New
                  Guinea, India, Sri
                  Lanka, Bangladesh, Nepal
                  and Pakistan

MTV Australia     Australia                 Licensing      English                 March 1997
                                            Arrangement
                                            (with Optus
                                            Vision Pty
                                            Limited)

MTV Russia        Russia                    Joint Venture  Russian                 September 1998
                                            (with Russia
                                            Partners
                                            Company, L.P.,
                                            Biz
                                            Enterprises
                                            and others)

MTV Japan         Japan                     Joint Venture  Japanese                January 1, 2001
                                            with @Japan
                                            Media K.K. and
                                            others)

Nickelodeon       Latin America, Brazil     100% by the    Spanish, Portuguese     December 1996
Latin America     and the Caribbean         Company        and English

Nickelodeon       Nordic region (including  100% by the    Swedish, Norwegian and  February 1997
Nordic*           Sweden, Norway, Denmark   Company        Danish
                  and Finland)

Nickelodeon       U.K.                      Joint Venture  English                 September 1993-
U.K.*                                       (with British                          Nick
                                            Sky                                    September 1999-
                                            Broadcasting                           Nick Jr.
                                            Limited)

Nickelodeon       Australia                 Joint Venture  English                 October 1995
Australia                                   (with XYZ
                                            Entertainment
                                            Pty Ltd.)

Nickelodeon       Spain                     100% by the    Spanish                 March 1999
Spain*                                      Company

Nickelodeon       Japan, CIS/Baltic         100% by the    Japanese, Russian,      November 1998
Global Network    Republics, India,         Company        Magyar, English,
Ventures(2)       Poland*, Hungary*,                       Polish and Romanian
                  Africa*, Malaysia, New
                  Zealand, Romania,
                  Indonesia, Philippines,
                  Singapore, Turkey,
                  Bangladesh, Nepal and
                  Malta



VH1 U.K./VH1      All EU states, the        100% by the    English                 September 1994
Export/ VH1       Middle East, Africa,      Company
Classic           Scandinavia, Israel,
                  Malta, Moldova, South
                  Africa and Eastern
                  Europe

VH1 Germany       Germany and Austria       100% by the    German                  May 1995
                                            Company

-------
 * Denotes program services that are not 24 hours-a-day/seven-days-a-week.
(1)  All MTV and VH1 program services include English language music videos.
(2) Nickelodeon Global Network Ventures consists of eleven different services with customized programming for targeted markets.

   Showtime Networks Inc. SNI owns and operates three commercial-free, premium subscription television program services in the U.S.: SHOWTIME, offering recently released theatrical feature films, original motion pictures and series, family entertainment, and boxing and other special events; THE MOVIE CHANNEL(R), offering recently released theatrical feature films and related programming; and FLIX(R), featuring theatrical feature films primarily from the 70s, 80s and 90s as well as selected other titles. At December 31, 2000, SHOWTIME, THE MOVIE CHANNEL and FLIX, in the aggregate, had approximately 28.4 million subscriptions in the 50 states and certain U.S. territories. SUNDANCE CHANNEL(R), a joint venture (among SNI, an affiliate of Robert Redford and Universal Studios) managed by SNI, is a commercial-free premium subscription television program service in the U.S., dedicated to independent film, featuring top-quality American independent films, documentaries, foreign and classic art films, shorts and animation, with an emphasis on recently released titles.

   SNI also owns and operates several multiplexed versions of SHOWTIME and THE MOVIE CHANNEL in the U.S., including SHOWTIME BEYOND(R), a genre-based channel featuring sci-fi, horror and fantasy programming, and SHOWTIME EXTREME(R), a genre-based channel featuring action/adventure programming. On March 1, 2001, SNI launched SHOWTIME NEXT(TM), a channel targeting 18-24 year-olds, SHOWTIME WOMEN(TM), focusing on women in front of and behind the camera, and SHOWTIME FAMILYZONE(TM), a channel featuring no R-rated programming. SNI also transmits a high definition television version of SHOWTIME. In addition, SNI jointly owns an advertiser-supported basic television program service in Spain named SHOWTIME EXTREME(R) with Media Park, S.A., a leader in thematic channel production based in Barcelona. At the end of 2000, SNI entered into a joint venture with Zone Vision Enterprises, Limited, a UK company, for the production and distribution of an advertiser-supported action-oriented basic television program service in Turkey. The channel was launched in January 2001 under the name SHOWTIME(TM).

   SNI also provides special events, such as sports and musical events, to licensees on a pay-per-view basis. SHOWTIME EVENT TELEVISION(TM) is a pay-per-view distributor of these special events, including boxing events. This unit has produced and distributed seven of the top ten pay-per-view events of all time, including the top two: Tyson vs. Holyfield I and Holyfield vs. Tyson II. SHOWTIME EVENT TELEVISION has also been instrumental in bringing other events to the viewing public, such as DORITOS PRESENTS DREW CAREY'S IMPROV ALL STARS, as well as numerous music concerts, including THE LAST KISS, SPICE GIRLS IN CONCERT--WILD!, THE BACKSTREET BOYS, TINA TURNER and THE ROLLING STONES.

   The costs of acquiring premium television rights to programming and producing original motion pictures and series are the principal expenses of SNI. In order to exhibit theatrical motion pictures on premium subscription television, SNI enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for SHOWTIME and THE MOVIE CHANNEL, from major or independent motion picture producers and other distributors. SNI's exhibition rights cover the U.S. and may, on a contract-by-contract basis, cover additional territories. SNI has the exclusive U.S. premium subscription television rights to all PARAMOUNT PICTURES' feature films theatrically released beginning January 1, 1998, as well as non-exclusive rights to certain titles from PARAMOUNT PICTURES' film library (see "Viacom Segments-- Entertainment"). SNI also has significant theatrical motion picture license agreements with other motion picture producers and distributors, including Metro-Goldwyn-Mayer Studios Inc. ("MGM"), Artisan Pictures Inc., and Buena Vista Television (a subsidiary of The Walt Disney Company) for Dimension Films theatrical pictures, covering motion pictures initially theatrically released through dates ranging from December 31, 2001 to December 31, 2008. Theatrical motion pictures that are licensed to SNI on an exclusive basis are generally exhibited first on SHOWTIME and THE MOVIE CHANNEL after an initial period or "window" for theatrical, home video and pay-per-view exhibition and before the period commenced for standard broadcast television and basic cable television exhibition. Many of the motion pictures which appear on FLIX have been previously available for standard broadcast and other exhibitions (but are shown on FLIX unedited and commercial-free).

   SNI also arranges for the development, production, acquisition and, in many cases, distribution of original programs, series and motion pictures. SNI's original series include RESURRECTION BLVD., the first English-language U.S. dramatic television series that predominantly features Hispanics both in front of and behind the camera, and SOUL FOOD, a series (based on the theatrical motion picture of the same name) that follows the struggles, rivalries and triumphs of a multi-generational African-American family. SNI's original motion pictures have received numerous industry awards over the years, including the prestigious Golden Globe Award for "Best Mini-Series or Motion Picture Made for Television" for 2000. As part of its original programming strategy, SNI premiered 30 original motion pictures on SHOWTIME in 2000, and expects to premiere approximately 35 original motion pictures in 2001. The producers of some of SNI's original motion pictures are given an opportunity to seek a theatrical release prior to such pictures' exhibition on SHOWTIME or THE MOVIE CHANNEL. If the producers are not successful in obtaining such a theatrical release, these pictures then premiere in the U.S. on SHOWTIME or THE MOVIE CHANNEL. SNI has entered into and plans to continue to enter into co-financing, co-production and/or co-distribution arrangements with other parties to reduce the net cost to SNI for its original motion pictures. In 2000, Hallmark Entertainment Distribution LLC, PARAMOUNT TELEVISION and MGM were the predominant co-producers, co-financiers and co-distributors of SNI's original motion pictures, programs and series for that calendar year. BLOCKBUSTER and SNI have an agreement whereby BLOCKBUSTER will license from SNI the exclusive domestic home video rights to up to 180 SNI original motion pictures and other programs over the period from April 1, 2000 through March 31, 2005.

   Cable Networks Joint Ventures. COMEDY CENTRAL(R), a joint venture of the Company and Home Box Office ("HBO"), a unit of AOL Time Warner Inc., is an advertiser-supported basic cable television program service which features comedy programming, including SOUTH PARK. The Company is a joint venturer in GULF DTH ENTERTAINMENT LDC, a satellite direct-to-home platform offering the following channels in the Middle East: MTV, VH1, NICKELODEON, TV LAND and THE PARAMOUNT COMEDY CHANNEL(TM). A joint venture between NICKELODEON and Sesame Workshop (formerly Children"s Television Workshop) operates NOGGIN, a 24-hour, seven-days-a-week, non-commercial children's educational program service, distributed by digital cable and satellite, which includes a related online service. NOGGIN's purpose is to educate and entertain 2 to 12 year olds. NOGGIN's programming line-up includes a mix of live action, news, animated and puppet shows, including many acclaimed series such as Sesame Street, Electric Company and BLUE'S CLUES after their initial network runs. MTV Polska, a joint venture between MTV Networks BV, the Dutch subsidiary of MTV Networks Europe, and UPC Programming BV, was established to create, produce and broadcast two new channels: MTV Polska, and VH1 Polska. MTV Polska is broadcast by cable and satellite throughout Poland.

 Television

   The Television segment consists of the CBS and UPN television networks, 39 owned broadcast television stations, and the Company's television production and syndication business.

   Television Networks. The CBS TELEVISION NETWORK(TM) through CBS NEWS(TM), CBS SPORTS(TM) and CBS ENTERTAINMENT(TM) distributes a comprehensive schedule of news and public affairs broadcasts, sports and entertainment programming, and feature films to more than 200 domestic affiliates, 16 of the Company's owned and operated television stations, and to certain overseas affiliated stations. The affiliates serve, in the aggregate, all 50 states and the District of Columbia, reaching virtually every television home in the United States. The CBS TELEVISION NETWORK is responsible for sales of advertising time for its network broadcasts.

   CBS NEWS operates a worldwide news organization, providing the CBS TELEVISION NETWORK and the CBS RADIO NETWORK(R) with regularly scheduled news and public affairs broadcasts, including 60 MINUTES, the pioneering news magazine now in its 33rd year, and its offspring, 60 MINUTES II, the CBS EVENING NEWS WITH DAN RATHER, 48 HOURS, THE EARLY SHOW, FACE THE NATION, THE SATURDAY EARLY SHOW and CBS NEWS SUNDAY MORNING--as well as special reports. CBS NEWS maintains 18 news bureaus and offices around the world, in addition to its headquarters operations in New York City. CBS Radio News serves more than 2000 radio stations with hourly newscasts, instant coverage of breaking stories, special reports, updates, features, customized reports and news feed material. Among its many features are "World News Roundup," and "The World Tonight." CBS News Productions, the off-network production company created by CBS NEWS, produces original nonfiction programming for domestic and international outlets, including the cable television, home video, CD-ROM, audio-book and in-flight markets, as well as schools and libraries.

   CBS SPORTS broadcasts comprehensive regular-season golf and college basketball lineups on network television, in addition to the NFL's American Football Conference schedule and championship games. CBS SPORTS' 2000-2001 broadcast schedule was highlighted by Super Bowl XXXV. Among the events CBS SPORTS airs are THE NFL TODAY; NCAA basketball, including the men's Final Four and championship games; golf, including the Masters and PGA Championship; the U.S. Open Tennis Championships; college football; CBS SPORTS SPECTACULAR, including track and field and gymnastics, and NCAA championships, including the College World Series. Extending its franchises off the field, CBS SPORTS has launched a licensing program that will showcase its logo on apparel and sports equipment and has formed a marketing unit to develop licensing, merchandising, multimedia and other business opportunities for advertisers and event organizers.

   CBS ENTERTAINMENT is responsible for acquiring or developing and scheduling the entertainment programming presented on the CBS TELEVISION NETWORK which includes primetime comedy and drama series, new television movies and mini-series, theatrical films, specials, children's programs, daytime dramas, game shows and late-night broadcasts. In the past year, the Company introduced to U.S. audiences the highly successful reality-based SURVIVOR series. CBS ENTERTAINMENT has introduced two dramas in the 2000-2001 season, CSI: CRIME SCENE INVESTIGATION and THE DISTRICT, and a new comedy YES, DEAR. Its shows include EVERYBODY LOVES RAYMOND, BECKER, THE KING OF QUEENS, JUDGING AMY, TOUCHED BY AN ANGEL, JAG and FAMILY LAW. The division presents two movie franchises, a lineup of specials that includes THE GRAMMY AWARDS, THE CMA AWARDS and THE KENNEDY CENTER HONORS, and THE LATE SHOW WITH DAVID LETTERMAN. The CBS Daytime lineup and the drama THE YOUNG AND THE RESTLESS have been rated number one in the daypart by Nielsen Media Research for 12 consecutive years.

   In 1997, the Company acquired a 50% interest in the UNITED PARAMOUNT NETWORK(R) ("UPN") from BHC Communications, Inc. ("BHC"), a subsidiary of Chris-Craft Industries, Inc. In March 2000, BHC sold to the Company the remaining 50% interest in UPN for $5 million. After the May 2000 merger with CBS, pursuant to which the Company acquired the CBS TELEVISION NETWORK, the Federal Communications Commission (the "FCC" or the "Commission") ordered the Company to come into compliance with its rule prohibiting a single entity from operating two networks within 12 months of the merger closing date. The FCC subsequently proposed to eliminate this rule. (See "Viacom Segments-- Regulation--Broadcasting").

   At December 31, 2000, UPN provided 23 hours of programming a week, including two-hour prime-time programming blocks five nights per week, to affiliates in 177 U.S. television markets, reaching approximately 96% of all U.S. television households, including secondary affiliates. Nineteen of the Company's owned television stations and two stations which the Company programs pursuant to local marketing agreements ("LMAs") are affiliates of UPN.

   Television Stations. The Company owns 39 television stations, all of which operate under licenses granted by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The licenses are renewable every eight years. In addition to these 39 owned stations, the Company operates two additional commercial television stations--(WTVX-TV in West Palm Beach--Ft. Pierce, FL and WLWC-TV in Providence, RI--New Bedford, MA), pursuant to LMAs.

   The Company's television stations are located in the 12 largest, and 18 of the top 20, television markets in the United States. Consistent with the 1999 liberalization of the FCC's local ownership rules, the Company has duopolies in 6 major markets: Philadelphia (market #4), Boston (market #6), Dallas (market #7), Detroit (market #9), Miami (market #16) and Pittsburgh (market #20). The 39 owned stations reach approximately 48% of all U.S. television households, which equals approximately 41% of U.S. television households under the FCC national ownership limitation. The FCC's order approving the merger of Viacom and CBS requires that the Company be in compliance with the FCC's national ownership limitation of 35% by May 4, 2001. The Company has challenged the rule in federal court and is seeking a stay of the requirement to come into compliance with the limit pending judicial review of the national ownership cap (See "Viacom Segments--Regulation--Broadcasting").

   The stations produce news and broadcast public affairs and other programming to serve their local markets and offer CBS or UPN television network and syndicated programming. Many of the Company's television stations currently operate Web sites which promote the stations' talent and programming, and provide news, information and entertainment, as well as other services.

   Currently, broadcast signals are, for the most part, transmitted in analog form. However, in April 1997, the FCC assigned each existing television station a six MHz channel to be used for the broadcast of digital television. The FCC adopted a time schedule under which stations are required (absent conditions beyond their control) to construct digital transmission facilities and begin digital operations. The schedule has staggered deadlines depending upon a station's market size and whether the station is affiliated with a major broadcast television network (CBS, ABC, NBC, or FOX). Under the schedule, the Company was required to construct digital transmission facilities for its eight CBS network affiliated stations in the top ten markets by May 1, 1999, and by November 1, 1999, for its seven CBS network affiliated stations in the 11th through 30th markets. The Company is required to construct digital facilities for the five CBS network affiliated stations in markets below the top 30, as well as for its UPN network affiliated stations in all markets, by May 1, 2002. The Company is currently transmitting digital broadcasts for CBS network affiliated owned and operated stations in New York, Los Angeles, Philadelphia, San Francisco, Boston, Dallas (low power), Detroit, Pittsburgh and Baltimore. The Company is currently transmitting digital broadcasts for UPN network affiliated owned and operated stations in Dallas and Detroit.

                              Television Stations

   The table below sets forth the 39 television stations owned by the Company and the two television stations operated by the Company pursuant to LMAs.

                                                     Market   Type/    Network
Station and Metropolitan Area Served(1)              Rank(2) Channel Affiliation
---------------------------------------              ------- ------- -----------
WCBS-TV.............................................     1    VHF/2      CBS
 New York, NY
KCBS-TV.............................................     2    VHF/2      CBS
 Los Angeles, CA
WBBM-TV.............................................     3    VHF/2      CBS
 Chicago, IL
KYW-TV..............................................     4    VHF/3      CBS
 Philadelphia, PA
WPSG-TV.............................................     4   UHF/57      UPN
 Philadelphia, PA
KPIX-TV.............................................     5    VHF/5      CBS
 San Francisco, CA
WBZ-TV..............................................     6    VHF/4      CBS
 Boston, MA
WSBK-TV.............................................     6   UHF/38      UPN
 Boston, MA
KTVT-TV.............................................     7   VHF/11      CBS
 Dallas-FT. Worth, TX
KTXA-TV.............................................     7   UHF/21      UPN
 Dallas-FT. Worth, TX
WDCA-TV.............................................     8   UHF/20      UPN
 Washington, DC
WKBD-TV.............................................     9   UHF/50      UPN
 Detroit, MI
WWJ-TV..............................................     9   UHF/62      CBS
 Detroit, MI
WUPA-TV.............................................    10   UHF/69      UPN
 Atlanta, GA
KTXH-TV.............................................    11   UHF/20      UPN
 Houston, TX
KSTW-TV.............................................    12   VHF/11      UPN
 Seattle-Tacoma, WA
WCCO-TV.............................................    14    VHF/4      CBS
 Minneapolis-St. Paul, MN
  Satellites:
  KCCO-TV(3)........................................                     CBS
   Alexandria, MN
  KCCW-TV(4)........................................                     CBS
   Walker, MN
WTOG-TV.............................................    15   UHF/44      UPN
 Tampa-St. Petersburg, Sarasota, FL
WFOR-TV.............................................    16    VHF/4      CBS
 Miami-Ft. Lauderdale, FL
WBFS-TV.............................................    16   UHF/33      UPN
 Miami-Ft. Lauderdale, FL
KCNC-TV.............................................    18    VHF/4      CBS
 Denver, CO
KMAX-TV.............................................    19   UHF/31      UPN
 Sacramento-Stockton-Modesto, CA

                                                   Market   Type/    Network
Station and Metropolitan Area Served(1)            Rank(2) Channel Affiliation
---------------------------------------            ------- ------- -----------
KDKA-TV...........................................    20    VHF/2       CBS
 Pittsburgh, PA
WNPA-TV...........................................    20   UHF/19       UPN
 Pittsburgh, PA
WJZ-TV............................................    24   VHF/13       CBS
 Baltimore, MD
WNDY-TV...........................................    25   UHF/23       UPN
 Indianapolis, IN
WWHO-TV...........................................    34   UHF/53    UPN/WB(5)
 Columbus, OH
KUTV-TV...........................................    36    VHF/2       CBS
 Salt Lake City, UT
  Satellite:
  KUSG-TV(6)......................................                      CBS
   St. George, UT
WGNT-TV...........................................    40   UHF/27       UPN
 Norfolk, Portsmouth, Newport News, VA
WUPL-TV...........................................    41   UHF/54       UPN
 New Orleans, LA
KAUT-TV...........................................    45   UHF/43       UPN
 Oklahoma City, OK
KEYE-TV...........................................    60   UHF/42       CBS
 Austin, TX
KSCC-TV(7)........................................    65   UHF/36       UPN
 Wichita-Hutchinson, KS
WFRV-TV...........................................    69    VHF/5       CBS
 Green Bay-Appleton, WI
  Satellite:
  WJMN-TV(8)......................................   177                CBS
   Escanaba, MI
WHDF-TV(9)........................................    81   UHF/15       UPN
 Huntsville-Decatur-Florence, AL

   The following two stations are operated by the Company pursuant to LMAs:

WTVX-TV...........................................    44   UHF/34    UPN/WB(10)
 West Palm Beach-Ft. Pierce, FL
WLWC-TV...........................................    50   UHF/28    UPN/WB(11)
 Providence, RI-New Bedford, MA

--------
 (1)  Metropolitan Area Served is Nielsen Media Research's Designated Market
      Area.
 (2) Market Rank based on September 2000 Nielsen Media Research U.S. Television Household Estimates as provided by BIA Media Access.
 (3)  KCCO-TV is operated as a satellite station of WCCO-TV.
 (4)  KCCW-TV is operated as a satellite station of WCCO-TV.
 (5) WWHO-TV's primary affiliation is with the UPN network. The station has a secondary affiliation with the WB network.
 (6)  KUSG-TV is operated as a satellite station of KUTV-TV.
 (7) KSCC-TV is operated by Clear Channel Broadcasting, Inc. ("CCB") pursuant to an LMA. On February 24, 2001, pursuant to a contractual right, the Company notified CCB that it would require CCB to acquire the station.
 (8)  WJMN-TV is operated as a satellite station of WFRV-TV.
 (9)  The Company owns an attributable 17.5% interest in WHDF-TV.
(10) WTVX-TV's primary affiliation is with the UPN network. The station has a secondary affiliation with the WB network.
(11) WLWC-TV's primary affiliation is with the UPN network. The station has a secondary affiliation with the WB network.

   Television Production and Syndication. The Company, through CBS ENTERPRISES (including KING WORLD PRODUCTIONS and CBS BROADCAST INTERNATIONAL), PARAMOUNT TELEVISION, SPELLING TELEVISION(R) (including BIG TICKET TELEVISION(R)) and VIACOM PRODUCTIONS acquires or produces, and distributes programming worldwide including series, miniseries, specials and made-for-television movies primarily for broadcast on network television, and first-run and off-network syndicated programming.

   The Company's current network programming includes ED (NBC); FRASIER (NBC); BECKER (CBS); DIAGNOSIS MURDER (CBS); JAG (CBS); SOME OF MY BEST FRIENDS
(CBS); SABRINA, THE TEENAGE WITCH (WB); MOESHA (UPN); SEVEN DAYS (UPN); THE PARKERS (UPN); STAR TREK: VOYAGER (UPN); CHARMED (WB); 7TH HEAVEN (WB); THAT'S LIFE (CBS); and GIRLFRIENDS (UPN). Generally, a network will license a specified number of episodes for exhibition on the network in the U.S. during a license period. The bulk of remaining distribution rights, including foreign and off-network syndication rights, are typically retained by the Company. The episodic network license fee is normally less than the costs of producing each series episode; however, in many cases, the Company has been successful in recouping a portion of its costs through domestic syndication of episodes after their network runs or by obtaining international sales through its licensing operations. Foreign sales are generally concurrent with U.S. network runs. Generally, a series must have a network run of at least three or four years to be successfully sold in domestic syndication.

   In off-network syndication, the Company distributes such series as CAROLINE IN THE CITY; EARLY EDITION; FRASIER; MOESHA; SABRINA, THE TEENAGE WITCH; 7TH HEAVEN; SISTER, SISTER; SPIN CITY; STAR TREK: VOYAGER and TOUCHED BY AN ANGEL. Outside the U.S., PARAMOUNT PICTURES INTERNATIONAL, WVI FILMS B.V. and CBS BROADCAST INTERNATIONAL distribute U.S. network series programming.

   The Company produces and/or distributes programming for first-run syndication which it sells directly to television stations in the U.S. on a market-by-market basis. The Company's first-run syndicated programming includes such shows as ENTERTAINMENT TONIGHT, ENTERTAINMENT TONIGHT WEEKEND, HOLLYWOOD SQUARES, INSIDE EDITION, JEOPARDY!, JUDGE JOE BROWN, JUDGE JUDY, JUDGE MILLS LANE, MARTHA STEWART LIVING, MAXIMUM EXPOSURE, THE MONTEL WILLIAMS SHOW, THE OPRAH WINFREY SHOW, QUEEN OF SWORDS, REAL TV, RELIC HUNTER and WHEEL OF FORTUNE.

   The Company produces and/or distributes original television programming to basic cable program services (such as the television series ANY DAY NOW, BEYOND CHANCE and THE DIVISION, on Lifetime), including services in which the Company has an interest, such as NICK AT NITE, TV LAND and VH1 in the U.S. and PARAMOUNT COMEDY CHANNEL in U.K. and Spain. It also produces and/or distributes for premium subscription services programming such as SOUL FOOD, RESURRECTION BLVD. and THE CHRIS ISAAK SHOW. The Company also co-produces and/or distributes original television programming for foreign television exhibition, including such shows as HOPE ISLAND, HIGHER GROUND, LARGO WINCH and TRIBE.

   The recognition of revenues for license fees for completed television programming in syndication and on basic cable is similar to that of feature films exhibited on television with license fees recorded as revenue in the year that programming is available for exhibition which, among other reasons, may cause substantial fluctuation in the Televsion segment's operating results. At December 31, 2000, the unrecognized revenues attributable to television program license agreements were approximately $622 million, compared to approximately $462 million at December 31, 1999.

 Infinity

   Infinity's operations are focused on the out-of-home media business with operations in radio broadcasting through INFINITY BROADCASTING, and outdoor advertising through INFINITY OUTDOOR and TDI. The

Radio Stations and Outdoor Displays table sets forth selected information with regard to Infinity's radio stations and outdoor displays in the top 25 U.S. radio markets. Infinity characterizes its radio and outdoor advertising businesses as out-of-home because a majority of radio listening, and virtually all viewing of outdoor advertising, takes place in automobiles, transit systems, on the street and other locations outside the consumer's home. Infinity's strategy generally is to acquire out-of-home media properties in the largest markets.

   Infinity Radio. INFINITY BROADCASTING, consisting of 184 radio stations serving 41 markets, accounted for approximately 13% of total 2000 U.S. radio advertising expenditures. The Company's stations ranked first or second, in terms of 2000 pro forma radio revenues, in 30 out of the 41 markets in which the Company operates stations. Approximately 91% of the Company's radio stations are located in the 50 largest radio markets in the United States, and 62% and 97% of the Company's pro forma 2000 net radio revenues were generated in the 10 and 50 largest U.S. markets, respectively. The Company believes that this focus on large markets makes it more appealing to advertisers, enables it to attract more highly skilled management, employees and on-air talent, and enables it to more efficiently manage its business and generate higher levels of cash flow than would be the case if it managed a larger number of smaller stations. Infinity owns the CBS RADIO NETWORK, which is managed by Westwood One, Inc.

   Infinity's radio stations serve diverse target demographics through a broad range of programming formats. This diversity provides advertisers with the convenience to select stations to reach a targeted demographic group or to select groups of stations and outdoor advertising properties to reach broad groups of consumers within and across markets. This diversity also reduces its dependence on any single station, local economy, format or advertiser.

   Infinity seeks to maintain substantial diversity among its radio stations in many respects. The geographically wide-ranging stations serve diverse target demographics through a broad range of programming formats, such as rock, oldies, news/talk, adult contemporary, sports/talk and country, and Infinity has established leading franchises in news, sports, and personality programming. The overall mix of each radio station's programming is designed to fit the station's specific format and serve its local community. Infinity's general programming strategy includes acquiring significant on-air talent and the rights to broadcast sports franchises and news content for its radio stations. This strategy, in addition to developing loyal audiences for its radio stations, creates the opportunity to obtain additional revenues from syndicating such programming franchises to other radio stations.

   Outdoor Advertising. INFINITY OUTDOOR and TDI sell advertising space on various media, including billboards, bulletins, buses, bus shelters and benches, trains, train platforms and terminals throughout commuter rail systems, mall posters and phone kiosks. Infinity has outdoor advertising operations in more than 90 markets in North America, and all 50 of the largest metropolitan markets in the United States, 14 of the 15 largest metropolitan markets in Canada and all of the 45 largest metropolitan markets in Mexico. Additionally, the Company has the exclusive rights to manage advertising space within the London Underground and on more than 90% of the buses in London and the United Kingdom, has the exclusive rights to transit advertising in the Republic of Ireland and parts of Northern Ireland, and has a variety of outdoor advertising displays in the Netherlands, France, Italy, Spain and Finland.

   The substantial majority of Infinity's revenues are generated from the sale of local, regional and national advertising. The major categories of out-of-home advertisers include: automotive, retail, healthcare, telecommunications, fast food, beverage, movies, entertainment and services.

   Infinity beneficially owns shares and vested warrants representing approximately 18% of the common stock of Westwood One, Inc., which it manages pursuant to a management agreement. Westwood One is one of the leading producers and distributors of syndicated and network radio programming in the U.S. and distributes syndicated and network radio programming to the Company's radio stations as well as to competitors of Infinity.

   Seasonal revenue fluctuations are common in the out-of-home media industry and are primarily the result of fluctuations in advertising expenditures by retailers. Infinity's revenues are typically lowest in the first quarter and highest in the fourth quarter.

                      Radio Stations and Outdoor Displays

   The following table sets forth certain selected information with regard to the Company's U.S. radio stations and outdoor displays in the top 25 U.S. markets as of February 23, 2001:

                          2000 Market Rank                    Radio                                     Outdoor
                           By Metro Area   --------------------------------------------     --------------------------------
Market                       Population    Stations AM/FM            Format                           Display Type
------                    ---------------- -------- ----- -----------------------------     --------------------------------
New York, NY............          1          WCBS     FM     Oldies                         Bus, Bus Shelters, Rail, Kiosks,
                                             WCBS     AM     News                           Billboards, Walls, Trestles,
                                             WFAN     AM     Sports                         "Spectacular Signage,"
                                             WINS     AM     News                           Bulletins, Posters, Mall Posters
                                             WNEW     FM     Talk
                                             WXRK     FM     Alternative Rock

Los Angeles, CA.........          2          KCBS     FM     Classic Rock                   Bus, Bus Shelters, Kiosks,
                                             KFWB     AM     News                           Beach Panels, Bulletins, Walls,
                                             KLSX     FM     Talk                           Posters, Mall Posters
                                             KNX      AM     News
                                             KROQ     FM     Alternative Rock
                                             KRTH     FM     Oldies
                                             KTWV     FM     Smooth Jazz

Chicago, IL.............          3          WBBM     FM     Contemporary Hit, Radio/Dance  Bus, Bus Shelters,
                                             WBBM     AM     News                           Bulletins, Posters, Mall Posters
                                             WCKG     FM     Talk
                                             WJMK     FM     Oldies
                                             WSCR     AM     Sports/Talk
                                             WUSN     FM     Country
                                             WXRT     FM     Adult Alternative Rock

San Francisco, CA.......          4          KCBS     AM     News                           Bus, Bus Shelters, Rail, Cable
                                             KFRC     FM     Oldies                         Cars, Bulletins, Walls, Posters,
                                             KFRC     AM     Oldies                         Mall Posters
                                             KITS     FM     Alternative Rock
                                             KLLC     FM     Modern Adult Contemporary
                                             KYCY     AM     Talk
                                             KYCY     FM     Country

Philadelphia, PA........          5          KYW      AM     News                           Bus, Bus Shelters, Rail,
                                             WIP      AM     Sports                         Bulletins, Mall Posters,
                                             WOGL     FM     Oldies
                                             WPHT     AM     Talk
                                             WYSP     FM     Active Rock

Dallas--Fort Worth, TX..          6          KHVN     AM     Gospel                         Bus, Bulletins, Mall Posters
                                             KLUV     FM     Oldies
                                             KOAI     FM     Smooth Jazz
                                             KRBV     FM     Rhythmic Contemporary Hits
                                             KRLD     AM     News/Talk
                                             KVIL     FM     Adult Contemporary
                                             KYNG     FM     Talk

Detroit, MI.............          7          WKRK     FM     Talk                           Bus, Bus Shelters, Bulletins,
                                             WOMC     FM     Oldies                         Posters, Mall Posters
                                             WVMV     FM     Smooth Jazz
                                             WWJ      AM     News
                                             WXYT     AM     Talk/Sports
                                             WYCD     FM     Country

Boston, MA..............          8          WBCN     FM     Alternative                    Bus, Rail, Mall Posters
                                             WBMX     FM     Modern Adult Contemporary
                                             WBZ      AM     News/Talk/Sports
                                             WODS     FM     Oldies
                                             WZLX     FM     Classic Rock

Washington, D.C.........          9          WARW     FM     Classic Rock                   Bus, Rail, Mall Posters
                                             WHFS     FM     Alternative Rock
                                             WJFK     FM     Talk
                                             WPGC     FM     Urban Contemporary
                                             WPGC     AM     Gospel

                            2000 Market Rank                 Radio                             Outdoor
                             By Metro Area   ------------------------------------- --------------------------------
Market                         Population    Stations AM/FM         Format                   Display Type
------                      ---------------- -------- ----- ---------------------  --------------------------------
Houston, TX...............         10          KIKK     FM  Country                Bulletins, Mall Posters
                                               KIKK     AM  Business
                                               KILT     FM  Country
                                               KILT     AM  Sports

Atlanta, GA...............         11          WAOK     AM  Gospel                 Bus, Bus Shelters, Rail,
                                               WVEE     FM  Urban Contemporary     Bulletins, Posters, Mall Posters
                                               WZGC     FM  Classic Rock

Miami-Ft. Lauderdale, FL..         12          --      --   --                     Bulletins, Mall Posters

Seattle-Tacoma, WA........         14          KBKS     FM  Country                Bus, Bulletins, Mall Posters
                                               KMPS     FM  Country
                                               KYCW     AM  Adult Contemporary
                                                            Hit Radio
                                               KYPT     FM  80's Pop Rock
                                               KZOK     FM  Classic Rock

San Diego, CA.............         15          KPLN     FM  Classic Rock           Bus, Bus Shelters, Bulletins,
                                               KYXY     FM  Adult Contemporary     Posters, Mall Posters

Phoenix, AZ...............         16          KOOL     FM  Oldies                 Bus Shelters, Bulletins,
                                               KZON     FM  Alternative Rock       Posters, Mall Posters
                                               KMLE     FM  Country

Minneapolis, MN...........         17          WCCO     AM  News/Talk              Bus, Bulletins, Mall Posters
                                               WLTE     FM  Adult Contemporary
                                               WXPT     FM  Modern Adult
                                                            Contemporary
                                               KSGS     AM  Urban Adult
                                                            Contemporary

Nassau-Suffolk, NY........         18          --      --   --                     Bus, Bulletins

St. Louis, MO.............         19          KEZK     FM  Soft Rock              Bulletins, Posters, Mall Posters
                                               KMOX     AM  News/Talk/Sports
                                               KYKY     FM  Adult Contemporary
                                                            Hot

Baltimore, MD.............         20          WBGR     AM  Gospel                 Mall Posters
                                               WBMD     AM  Religion
                                               WJFK     AM  Talk
                                               WLIF     FM  Lite Music
                                               WQSR     FM  Oldies
                                               WWMX     FM  Hot Adult
                                                            Contemporary
                                               WXYV     FM  Contemporary Hit
                                                            Radio

Tampa-St. Petersburg, FL..         21          WLLD     FM  Rhythmic Contemporary  Bulletins, Mall Posters
                                                            Hit Radio
                                               WQYK     FM  Country
                                               WQYK     AM  Sports/Talk
                                               WYUU     FM  Oldies
                                               WRBQ     FM  Country
                                               WSJT     FM  Smooth Jazz

Pittsburgh, PA............         22          KDKA     AM  News/Talk              Bus, Bulletins, Mall Posters
                                               WBZZ     FM  Contemporary Hit
                                                            Radio Top 40
                                               WDSY     FM  Country
                                               WZPT     FM  Hot Adult
                                                            Contemporary

Denver, CO................         23          KDJM     FM  Jammin' Oldies         Bus Benches, Bulletins, Posters,
                                               KIMN     FM  Adult Contemporary     Mall Posters
                                               KXKL     FM  Oldies

Cleveland, OH.............         24          WNCX     FM  Classic Rock           Bulletins, Mall Posters
                                               WDOK     FM  Soft Adult
                                                            Contemporary
                                               WQAL     FM  Hot Adult
                                                            Contemporary
                                               WZJM     FM  Jammin' Oldies

Portland, OR..............         25          KVMX     FM  Modern Adult           Bulletins, Mall Posters
                                                            Contemporary
                                               KINK     FM  Adult Album
                                                            Alternative
                                               KKJZ     FM  Smooth Jazz
                                               KUFO     FM  Album Oriented Rock
                                               KUPL     FM  Country
                                               KUPL     AM  Classic Country

 Entertainment

   The Entertainment segment's principal businesses are PARAMOUNT PICTURES, which produces and distributes motion pictures; PARAMOUNT PARKS, which operates five regional theme parks and a themed attraction in the U.S. and Canada; FAMOUS PLAYERS(R), which operates movie theaters; and FAMOUS MUSIC(R).

   Theatrical Motion Pictures. Through PARAMOUNT PICTURES, the Company produces, finances and distributes feature motion pictures. Motion pictures are produced by PARAMOUNT PICTURES, produced by independent producers and financed in whole or in part by PARAMOUNT PICTURES, or produced by others and distributed by PARAMOUNT PICTURES. Each picture is a separate and distinct product with its financial success dependent upon many factors, among which cost and public response are of fundamental importance. In general, motion pictures produced or acquired for distribution by PARAMOUNT PICTURES are exhibited in U.S. and foreign theaters followed by videocassettes, discs and DVDs, pay-per-view television, premium subscription television, network television, basic cable television and syndicated television exploitation. During 2000, PARAMOUNT PICTURES produced or co-produced and theatrically released 12 feature motion pictures in the U.S., including WONDER BOYS, RULES OF ENGAGEMENT, MISSION: IMPOSSIBLE 2, SHAFT and WHAT WOMEN WANT; THE ORIGINAL KINGS OF COMEDY produced by MTV FILMS in association with PARAMOUNT PICTURES; and SNOW DAY and RUGRATS IN PARIS: THE MOVIE produced by NICKELODEON MOVIES in association with PARAMOUNT PICTURES. PARAMOUNT PICTURES currently plans to release approximately 17 films in 2001 (which release plans may change due to a variety of factors), including DOWN TO EARTH, ENEMY AT THE GATES, ALONG CAME A SPIDER, TOMB RAIDER, RAT RACE, DOMESTIC DISTURBANCE, FOUR FEATHERS, and VANILLA SKY, and ZOOLANDER produced by VH1 FILMS(TM) in association with PARAMOUNT PICTURES, SAVE THE LAST DANCE and ORANGE COUNTY produced by MTV FILMS in association with PARAMOUNT PICTURES, and JIMMY NEUTRON-BOY GENIUS produced by NICKELODEON MOVIES in association with PARAMOUNT PICTURES.

   PARAMOUNT CLASSICS(TM), a division of PARAMOUNT PICTURES, released seven films in 2000, including SUNSHINE, THE VIRGIN SUICIDES, YOU CAN COUNT ON ME and THE GIFT. PARAMOUNT CLASSICS was established to handle the distribution of specialized film product that may require alternative release strategies from films generally distributed by PARAMOUNT PICTURES. PARAMOUNT CLASSICS currently plans to release approximately six titles in 2001 (which release plans may change due to a variety of factors).

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

   PARAMOUNT PICTURES generally distributes its motion pictures for theatrical release outside the U.S. and Canada through United International Pictures ("UIP"), a company owned by the Company and an affiliate of Universal Studios, Inc. ("Universal"). Pursuant to an agreement, UIP will continue to distribute each studio's films through 2006. PARAMOUNT PICTURES distributes its motion pictures on videocassette and disc in the U.S. and Canada through PARAMOUNT HOME ENTERTAINMENT(TM) and outside the U.S. and Canada, generally through PARAMOUNT HOME ENTERTAINMENT INTERNATIONAL. Commencing April 2000, PARAMOUNT HOME ENTERTAINMENT INTERNATIONAL started releasing pictures in DVD format in Europe and Japan. PARAMOUNT PICTURES' feature films initially theatrically released in the U.S. on or after January 1, 1998 are exhibited exclusively (to U.S. premium subscription television) on SHOWTIME and THE MOVIE CHANNEL. PARAMOUNT PICTURES also distributes its motion pictures for premium subscription, free and basic cable television release outside the U.S. and Canada and licenses its motion pictures to residential and hotel/motel pay-per-view, airlines, schools and universities.

   During 2000, PARAMOUNT PICTURES INTERNATIONAL entered into an agreement with DBS Satellite Services for pay television distribution rights in Israel for current films, library films and television products and PARAMOUNT PICTURES INTERNATIONAL and WVI FILMS B.V. entered into an agreement with Movie Television Inc. for free television distribution rights in Japan for current motion picture and television product. This latter agreement also includes free television distribution rights in Japan for various motion picture and television library product.

   In addition to premium subscription television, most motion pictures are also licensed for exhibition on broadcast and basic cable television, with fees generally collected in installments. All of the above license fees for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the year that licensed films are available for such exhibition, which, among other reasons, may cause substantial fluctuation in PARAMOUNT PICTURES' operating results. At December 31, 2000, the unrecognized revenues attributable to such licensing of completed films from PARAMOUNT PICTURES' license agreements were approximately $1.0 billion, compared to approximately $1.2 billion at December 31, 1999. At December 31, 2000, PARAMOUNT PICTURES had approximately 1,000 motion pictures in its library. The Company also has a library of additional motion picture titles, most of which comprise the SPELLING ENTERTAINMENT(TM) library.

   Through PARAMOUNT PICTURES and various of its affiliates, the Company is a joint venturer in a number of international program services, including THE PARAMOUNT COMEDY CHANNEL(TM) in the U.K., an afternoon and nighttime (including prime time) program service featuring comedies and films, which is a joint venture with BSkyB. On March 1, 1999, the Company launched THE PARAMOUNT COMEDY CHANNEL(R) in Spain, a wholly owned, 24-hour program service, including a NICKELODEON program segment.

   Theatrical Exhibition. The Company's movie theater operations consist primarily of FAMOUS PLAYERS in Canada and United Cinemas International ("UCI") in Europe, Latin America and Asia. At December 31, 2000, FAMOUS PLAYERS, a wholly owned subsidiary of the Company, operated approximately 880 screens in 104 theaters across Canada. UCI, a 50%-owned joint venture of entities affiliated with the Company and Universal, operated as of December 31, 2000, approximately 970 screens in 113 theaters in the U.K., Ireland, Germany, Austria, Spain, Japan, Italy, Poland, Argentina, Brazil, Panama and Taiwan.

   As of November 29, 1999, WF Cinema Holdings, L.P. (a limited partnership in which the Company owns a 50% interest and the other 50% is controlled by AOL Time Warner Inc., "WF Cinema") entered into agreements (the "Asset Agreements") with WestStar Cinemas, Inc., WestStar Real Estate, Inc., Colorado Holdings LLC and WestStar Holdings, Inc. (collectively, "WestStar"), which parties are the subject of a Chapter 11 Bankruptcy Code proceeding. Pursuant to the Asset Agreements, WF Cinema agreed to purchase from WestStar various theaters and related assets for a purchase price of $90 million (which was paid during 2000) and other consideration. The theaters and assets which are the subject of this transaction comprise in large part the assets that were sold by WF Cinema (then known as Cinamerica Theaters L.P.) to WestStar in 1997. WF Cinema has disposed of or closed a number of the theaters that were acquired and currently intends to dispose of or close some of the remaining theaters. The Company and AOL Time Warner have agreed to guarantee certain obligations of WF Cinema as part of these transactions. The Asset Agreements were approved by the Bankruptcy Court on January 12, 2000, and the acquisition by WF Cinema closed on January 28, 2000.

   Music Publishing. The FAMOUS MUSIC publishing companies own, control and/or administer all or a portion of the copyright rights to more than 100,000 musical works (songs, scores, cues). These rights include the right to license and exploit such works, as well as the right to collect income generated by such licensing and exploitation.

   The majority of rights acquired by FAMOUS MUSIC are derived from (i) music acquisition agreements entered into by PARAMOUNT PICTURES, PARAMOUNT TELEVISION, SPELLING TELEVISION, MTVN and various other divisions of the Company respecting certain motion pictures, television programs and other properties produced by such units and (ii) music acquisition agreements entered into directly by FAMOUS MUSIC with songwriters and music publishers, including exclusive songwriting agreements, catalog purchases and music administration agreements.

   Parks. PARAMOUNT PARKS owns and operates five regional theme parks and a themed attraction in the U.S. and Canada: PARAMOUNT'S CAROWINDS(R), in Charlotte, North Carolina; PARAMOUNT'S GREAT AMERICA(TM), in Santa Clara, California; PARAMOUNT'S KINGS DOMINION(TM), located near Richmond, Virginia; PARAMOUNT'S KINGS ISLAND(TM), located near Cincinnati, Ohio; PARAMOUNT CANADA'S WONDERLAND(R), located near Toronto, Ontario; and STAR TREK: THE EXPERIENCE(R), at the Las Vegas Hilton, a futuristic, interactive environment based on the popular television and movie series. Each of the theme parks features attractions, products and live shows based on various intellectual properties of the Company.

   A substantial amount of the theme parks' income is generated during its seasonal operating period. Factors such as local economic conditions, competitors and their marketing/pricing actions, and extreme weather conditions could negatively impact the business' overall profitability if they come into play during the operating season.

 Video

   The Company operates in the home video business through its approximately 82% equity interest in Blockbuster Inc. As of December 31, 2000, the Company's video segment, which included BLOCKBUSTER's home video, DVD and video game rental and retailing operations operated or franchised approximately 7,700 stores in the U.S., its territories and 25 other countries. BLOCKBUSTER also operates its Internet site, "blockbuster.com" and is exploring various forms of electronic entertainment delivery including video-on-demand.

   In its stores, which operate primarily under the highly recognized BLOCKBUSTER brand name, BLOCKBUSTER offers video movies and video games primarily for rental and also offers certain titles for purchase. BLOCKBUSTER also offers DVDs for rental and for sale in most of its U.S. stores. In addition, BLOCKBUSTER offers previously-viewed tapes and previously-viewed video games for sale. During 2000, BLOCKBUSTER expanded its traditional video rental service through an agreement with DIRECTV, Inc. ("DIRECTV"), a provider of digital television entertainment service. Pursuant to this agreement, BLOCKBUSTER is now marketing DIRECTV System equipment and DIRECTV(R) programming packages in over 3,800 of BLOCKBUSTER's U.S. stores. Blockbuster and DIRECTV have also announced that they plan to introduce a co-branded pay-per-view service during 2001. BLOCKBUSTER also launched a movies-on-demand service on a trial basis in four cities in December 2000. In addition, in February 2001, BLOCKBUSTER entered into a strategic alliance with RadioShack Corporation for the purpose of introducing a RadioShack store-within-a-store concept inside BLOCKBUSTER.

   BLOCKBUSTER acquires its VHS movies primarily pursuant to revenue-sharing arrangements that were initially implemented in 1998 with the major motion picture studios, including PARAMOUNT PICTURES. BLOCKBUSTER entered into these arrangements in order to increase the quantity and selection of newly released video titles and to satisfy its customers' demand for newly released videos earlier. For titles acquired under these arrangements, revenue-sharing generally allows BLOCKBUSTER to license videocassettes for minimal up-front payments with a percentage of the U.S. rental revenues shared with the studios over a contractually determined period of time. In addition to acquiring products pursuant to revenue-sharing agreements, BLOCKBUSTER purchases certain products that are not subject to revenue-sharing agreements, at wholesale prices. BLOCKBUSTER also purchases "sell-through" titles, which are movies that are released by the studios at relatively low initial prices in order to generate consumer demand to purchase, rather than rent, them. Almost all DVDs are also released by the studios at sell-through prices. In addition, BLOCKBUSTER also acquires and offers a wide variety of independent and lower-cost movies that are generally exclusively available for a specified period of time at its stores. BLOCKBUSTER also rents video game consoles and DVD players in most of its U.S. stores.

   As with other retail outlets, there is a distinct seasonal pattern to the home video and video games business, with particularly weaker business in April and May, due in part to improved weather and Daylight Savings Time, and in September and October, due in part to the start of school and the introduction of new television programs.

 Publishing

   SIMON & SCHUSTER publishes and distributes consumer hardcover books, trade paperbacks, mass-market paperbacks, children's books, audiobooks, electronic books and CD-ROM products in the U.S. and internationally. SIMON & SCHUSTER's flagship imprints include SIMON & SCHUSTER, POCKET BOOKS, SCRIBNER and THE FREE PRESS. SIMON & SCHUSTER also develops special imprints and publishes titles based on MTV, VH1, NICKELODEON and PARAMOUNT PICTURES products. SIMON & SCHUSTER distributes its products directly and through third parties. SIMON & SCHUSTER also delivers content and promotes its products on Internet sites operated by various imprints or linked to individual titles.

   In 2000, SIMON & SCHUSTER published 87 titles which were New York Times bestsellers, including seven New York Times number one bestsellers. Best-selling titles released in 2000 include "NOTHING LIKE IT IN THE WORLD" by Stephen Ambrose, "JOE DIMAGGIO: THE HERO'S LIFE" by Richard Ben Cramer, "BEFORE I SAY GOODBYE" by Mary Higgins Clark, "BLACKBIRD" by Jennifer Lauck, "TALKING DIRTY WITH THE QUEEN OF CLEAN" by Linda Cobb, "ON WRITING" by Stephen King, "AN INVITATION TO THE WHITE HOUSE" by Hillary Rodham Clinton, and "OLIVIA" by Ian Falconer, as well as a number of RUGRATS and BLUE'S CLUE'S books, featuring the popular NICKELODEON characters.

   SIMON & SCHUSTER AUDIO(R) publishes audio editions of prominent works published by SIMON & SCHUSTER and by other publishers, as well as the PIMSLEUR(R) line of language instruction. Major titles released as audiobooks in 2000 include "SHOPGIRL" by Steve Martin, "THE MILLIONAIRE NEXT DOOR" by Thomas J. Stanley and William D. Danko, and "WHO MOVED MY CHEESE?" by Spencer Johnson.

   Titles published by SIMON & SCHUSTER INTERACTIVE(R) generally consist of CD-ROM editions or product extensions of well-known book publishing properties or titles associated with recognized authors and Company properties, including such 2000 titles as "STAR TREK DEEP SPACE NINE: THE FALLEN," "SABRINA THE ANIMATED SERIES: MAGICAL ADVENTURE" and "M&M'S: THE LOST FORMULAS."

   SIMON & SCHUSTER ONLINE(TM), through "SimonSays.com," publishes original content, builds reader communities, and promotes and sells SIMON & SCHUSTER's books and products over the Internet. In 2000, SIMON & SCHUSTER ONLINE, in conjunction with SCRIBNER, published Stephen King"s "RIDING THE BULLET," an original story released exclusively in digital form.

   International publishing includes the international distribution of English-language titles through SIMON & SCHUSTER UK(TM) and SIMON & SCHUSTER AUSTRALIA(TM) and other distributors, as well as the publication of local titles by SIMON & SCHUSTER UK and SIMON & SCHUSTER AUSTRALIA.

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

 Online

   Through its 90% equity interest in THE MTVi GROUP, L.P. ("MTVi") and through NICKELODEON ONLINE(TM), the Company operates Internet sites which are targeted to the current audiences of its various MTV, VH1 and NICKELODEON television program services worldwide, as well as to new online audiences. The remaining 10% interest in MTVi is owned by Liberty Digital, Inc. In addition to providing entertainment and information on such Web sites, the Company also sells Company-licensed and third-party merchandise.

   MTVi has numerous music Web site destinations around the world, including MTV.com, VH1.com, Country.com and SonicNet.com. In December 2000, MTVi's Web sites attracted over 4 million unique visitors, according to Media Metrix, a leading online audience research measurement service. MTV.com offers users the latest music news, information on artists and MTV programs, and interactive entertainment through convergence programs such as Direct Effect (DFX), Total Request Live (TRL) and VJ for a Day. VH1.com offers users convergent entertainment, music news, fan club information, daily polls and community features.

   MTVi currently obtains much of its content from record labels, music publishers and artists. While MTVi obtains certain rights to some of such content (such as performance rights of song composers and non-interactive rights to digital transmission of recordings) pursuant to statutory compulsory licenses, the royalties payable for such compulsory licenses are not yet established or have not yet been negotiated. Other rights are not subject to compulsory licenses and must be negotiated with the individual record labels and other providers. If these providers begin to charge significant fees for their content, or otherwise alter or discontinue their relationship with MTVi, then MTVi's content offering and business, financial condition and operating results could be adversely affected. In addition, because the laws relating to online rights for music and other copyrighted works are evolving, it is possible that parties from whom MTVi currently does not obtain licenses will demand that MTVi obtain them and pay certain fees for usage (see "Viacom Segments--Regulation--Intellectual Property").

   NICKELODEON ONLINE operates Web sites that feature NICKELODEON properties, including Nick.com, NickJR.com, TVLand.com, Nick-at-Nite.com, Gas.Nick.com and Teachers.Nick.com. Nick.com is a leading Web site for kids, offering convergent entertainment, online games, entertainment tools and services, Internet radio, information on Nickelodeon celebrities and programs and other content for kids. NickJR.com offers online content for parents and their pre-school aged kids, including advice, parent-to-parent communities, e-commerce, as well as a preschool area featuring interactive games, art, stories and music. In December 2000, NICKELODEON ONLINE's Web sites attracted over 2.8 million unique visitors, according to Media Metrix.

   In addition, the Company operates two Web sites, CBS.com and CBSNews.com, which draw visitors from CBS TELEVISION NETWORK programming in all dayparts (daytime, primetime and late night). CBS.com integrates local, national and international news, weather, sports and information on CBS TELEVISION NETWORK programming in one location. The site provides information on CBS ENTERTAINMENT programming (including such features as David Letterman's "Top Ten" list). In early 2001, as a result of the debut of CBS's reality show,
SURVIVOR: THE AUSTRALIAN OUTBACK, CBS.com reached its highest visitor levels ever. The site also provides links to a number of sites in which the Company owns an equity interest, including CBS MarketWatch, CBS SportsLine and CBS HealthWatch.

   CBSNews.com brings the coverage and reputation of CBS NEWS to the Internet, including multimedia coverage of top stories, coverage of breaking news events and information from CBS NEWS investigations.

   During 2000, the Online segment included an investment in iWon, Inc., which operates an Internet portal. Subsequent to December 31, 2000, the successor to iWon will be included with the Company's other Internet investments. Effective January 1, 2001, the Company will present its online businesses as part of the Cable Networks and Television segments. Online revenues are primarily generated by advertising revenues derived from online advertising and on-air promotion and by the sale of merchandise.

   The Company also operates Internet sites through its other businesses, such as PARAMOUNT PICTURES, INFINITY BROADCASTING, BLOCKBUSTER, SHOWTIME and SIMON & SCHUSTER, for the purpose of marketing and commerce. Such activity is not reported as part of the Online segment.

   Internet Investments: The Company holds minority investments in five public Internet companies: Sportsline.com, Inc. (NASDAQ: SPLN), which publishes several sports Internet sites including CBS.sportsline.com; MarketWatch.com, Inc. (NASDAQ: MKTW), which publishes financial and market data Internet sites including CBS.marketwatch.com; Hollywood Media Corp. (NASDAQ: HOLL), which publishes entertainment content Internet sites, including hollywood.com; Switchboard Incorporated (NASDAQ: SWBD), which publishes local information directory Internet sites, including switchboard.com; and Medicalogic/Medscape, Inc. (NASDAQ: MDLI), which publishes consumer health Internet sites including CBShealthwatch.medscape.com. Other Internet investments of the Company include minority investments in Office.com, Inc., Content Commerce, L.P., RX.com, Inc. and Wrenchead.com, Inc.

Competition

   Corporate mergers consummated in recent years have resulted in greater consolidation in the entertainment industries, which may also present significant competitive challenges to several of the Company's businesses.

 Cable Networks

   MTV Networks. MTVN services compete with other basic cable program services for channel space and compensation for carriage from cable television operators, DTH and other multichannel distributors. MTVN also competes for advertising revenue with other basic cable and broadcast television networks, and radio and print media. For basic cable television networks such as the MTVN services, advertising revenues derived by each program service depend on the number of households subscribing to the service through local cable operators and other distributors in addition to household and demographic viewership as determined by research companies such as Nielsen Media Research. MTVN services also compete with other cable services and broadcast television for the acquisition of popular programming.

   Certain major record companies have launched music-based program services outside the U.S., including, but not limited to: Channel V, which is jointly owned and operated in Asia and Australia by Star TV and four major record labels; and Viva and Viva 2, German-language music channels distributed in Germany and owned in large part by four major record labels. In addition to the competition referred to above, MTVN's music-based program services compete with other music-based television program services and blocks for distribution by cable, satellite and other systems, and for distribution license fees and advertising revenues.

   Children-oriented programming blocks are currently exhibited on a number of U.S. broadcast television networks, including, among others, "Fox Kids," "Kids' WB" and a Saturday morning block on ABC, all of which compete with NICKELODEON for advertising revenue. There are also a number of other U.S. cable television program services featuring children-oriented programming, including the Cartoon Network, the Disney Channel and the Fox Family Channel. In addition to the competition referred to above, NICKELODEON competes internationally with other television program services and blocks targeted at children for distribution by cable, satellite and other systems, and for distribution license fees and advertising revenue.

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

Television

   The television broadcast environment is highly competitive. The principal methods of competition in broadcast television are the acquisition of popular programming and the development of audience interest through programming and promotions in order to sell advertising at profitable rates. Broadcast networks like CBS and UPN compete for audience, advertising revenues and programming with other broadcast networks, independent television stations, basic cable program services as well as other media, including satellite television services, videocassettes, DVDs and the Internet. Television stations compete for programming and for advertising revenues with other stations in their respective coverage areas and, in some cases, with larger station groups for programming, and in the case of advertising revenues, with other local media. In addition, the CBS and UPN television networks compete with other television networks to secure affiliations with independently owned television stations in markets across the country, which are necessary to ensure the effective distribution of network programming to a nationwide audience.

   Because an extended conversion to digital television broadcasting has begun current and future technological developments may affect competition within the television marketplace. Technological developments that compress digital signals will increasingly permit the same broadcast, cable, or satellite channel to carry multiple video and data services which could result in an expanded field of competing services. Television broadcasters will continue to operate their current stations while gradually building and operating digital facilities concurrently on separate channels.

   As a producer and distributor of programming, the Company competes with studios, television networks and independent producers and syndicators to sell programming both domestically and overseas.

 Infinity

   The Company's radio stations and outdoor advertising properties compete for audience, advertising revenues and programming directly with other radio stations and outdoor advertising companies, as well as with other media, such as broadcast television, newspapers, magazines, cable television, the Internet and direct mail, within their respective markets.

   The radio and outdoor advertising industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by terrestrial delivery of digital audio broadcasting. The FCC has authorized spectrum for the use of a new technology, satellite digital audio radio services, to deliver audio programming. Satellite digital audio radio service will provide a medium for the delivery by satellite of multiple new audio programming formats to local and national audiences. The FCC also has a pending proceeding which contemplates the use of digital technology by existing terrestrial radio broadcast stations either on existing or alternate broadcasting frequencies. The FCC recently authorized a new "low power" radio or "microbroadcasting" service with the intent of creating opportunities for low cost neighborhood service on frequencies which would not interfere with existing stations.

 Entertainment

   Theatrical Motion Pictures. The Company competes with other major studios and independent film producers in the production and distribution of motion pictures, videocassettes, discs and DVDs. PARAMOUNT PICTURES' competitive position primarily depends on the quality of the product produced, its distribution and marketing success, and public response. The Company also competes to obtain creative talent and story properties which are essential to the success of all of the Company's entertainment businesses.

   Parks. During the last two years, the regional theme park industry has experienced increased consolidation. The Company must now compete in a business environment that is dominated by highly-capitalized, multi-park entertainment corporations. In order to compete effectively, regional theme park operators must differentiate their product by having access to the latest entertainment intellectual property and brands and must reinvest capital to maintain a fresh experience for their repeat-visitor base. The Company believes that its intellectual properties enhance existing attractions and facilitate the development of new attractions, which encourage visitors to the PARAMOUNT PARKS theme parks and STAR TREK: THE EXPERIENCE at the Las Vegas Hilton. The Company's theme parks also compete with other forms of leisure entertainment.

Video

   BLOCKBUSTER operates in a highly competitive environment. The Company believes that BLOCKBUSTER's most significant competition comes from (i) video stores and other retailers that rent or sell movies and (ii) providers of direct delivery home viewing entertainment.

   Video stores and other retailers that rent or sell movies include, among others, (i) local, regional and national video stores; (ii) mass merchant retailers; (iii) supermarkets, pharmacies and convenience stores; and (iv) online retailers and mail order services. The Company believes that the principal factors that BLOCKBUSTER faces in competing with video stores and other retailers are (a) convenience and visibility of store locations; (b) quality, quantity and variety of titles; (c) pricing; and (d) customer service.

   With the development of new technologies, a significant competitive risk to BLOCKBUSTER's video store business comes from direct broadcast satellite, digital cable television and high-speed Internet access. In response to this competition in 2000, BLOCKBUSTER entered the direct broadcast satellite market through its alliance with DIRECTV (see "Viacom Segments--Video"). Direct broadcast satellite, digital cable and "traditional" cable providers not only offer numerous channels of conventional television, but they also offer pay-per-view movies which permit a subscriber to pay a fee to see a selected movie. Because of the increased availability of channels, direct broadcast satellite and digital cable providers have been able to enhance their pay-per-view business by (i) substantially increasing the number and variety of movies they can offer their subscribers on a pay-per-view basis; and (ii) providing more frequent and convenient start times for the most popular movies. Pay-per-view allows the consumer to avoid trips to the video store for rentals and returns of movies, which also eliminates the chance they will incur additional costs for keeping a movie beyond its initial rental term. However, newly released movies are currently made available by the studios for rental prior to being made available for pay-per-view. Pay-per-view also does not allow the consumer to start, stop and rewind the movie or fully control start times. As a result, some digital cable providers and a limited number of Internet content providers have begun implementing technology referred to as "video-on-demand," which technology transmits movies on demand with interactive capabilities such as start, stop and rewind. BLOCKBUSTER also began testing a video-on-demand service in 2000 with its initial movies-on-demand trials. In addition to competing with the video retail industry, video-on-demand competes with other uses of cable and telephony infrastructure, such as the ability to provide Internet access and basic telephone services, some of which may provide higher returns for operators. In addition, video-on-demand providers, including BLOCKBUSTER, may face competition from the studios, which are considering implementing their own video-on-demand service.

Publishing

   The consumer publishing business is highly competitive and has been affected by consolidation trends. Recent years have brought a number of significant mergers among the leading consumer publishers. The book superstore has emerged as a significant factor in the industry contributing to the general trend toward consolidation in the retail channel. There have also been a number of mergers completed in the distribution channel.

   The Company must compete with other publishers for the rights to works by well-known authors and public personalities.

Online

   The online industry is highly competitive and is rapidly evolving and facing changing market conditions, including consolidation, alterations in online advertising spending, slower growth in e-commerce and greater difficulties in accessing public and private financing. Competition among media and Internet companies pursuing online consumers is particularly intense. The Company's online businesses compete for online consumers, advertisers and content providers with leading news/information/entertainment online sites, online portal services and broadcasters, traditional media, retail and record companies and their respective Internet properties, and online commerce companies. Rivalry for online consumers' attention and leisure time, and associated advertising dollars and e-commerce expenditures by online consumers, will continue to increase for all industry participants.

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

   WIPO Copyright Treaties. In 1996, delegates to the World Intellectual Property Organization ("WIPO") adopted a proposed Copyright Treaty which will take effect if ratified by 30 nations. As of December 2000, 22 countries, including the U.S., had ratified the Copyright Treaty.

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

   Compulsory Copyright License.

     Multichannel Distributors Other Than DTH. The Copyright Act provides a
     ----------------------------------------
  compulsory license for the retransmission of broadcast signals by multichannel video distributors such as cable television, MMDS (Multipoint Multichannel Distribution Systems) and SMATV (Satellite Master Antenna Television) operators. The compulsory license rate paid to programmers for the retransmission of distant broadcast signals by cable, MMDS and SMATV operators is established by statute. There is no licensing fee for the retransmission of local broadcast signals.

     DTH. In November 1999, Congress enacted legislation to extend and reform
     ---
  the Satellite Home Viewer Act (SHVA). The original SHVA legislation created a temporary compulsory license that allowed satellite carriers to import distant broadcast signals to those homes that were unable to receive their local broadcast signals. This distant signal compulsory license was set to expire at the end of 1999. Through the SHVA legislation, Congress extended the distant signal compulsory license until December 31, 2004, and set a statutory compulsory license fee for these distant signals of $0.189 per subscriber for superstations and $0.1485 per subscriber for networks. Up to this point, the DTH compulsory license fee was set through negotiations and binding arbitration. In addition, Congress created a new and permanent compulsory license for the retransmission of local broadcast signals back into the local market, the so-called "local-into-local" provision. Unlike the distant signal compulsory license, the local signal compulsory license is royalty-free.

   First Sale Doctrine. The copyright "First Sale" doctrine provides that the owner of a legitimate copy of a copyrighted work may use or dispose of it in such manner as the owner sees fit, including by renting it. The First Sale doctrine does not apply to sound recordings or computer software (other than software made for a limited purpose computer, such as a video game platform) for which the Copyright Act vests a rental right (i.e., the right to control the rental of the copy) in the copyright holder. The repeal or limitation of the First Sale doctrine (or conversely, the creation of a rental right vested in the copyright holder) for audiovisual works or for computer software made for limited purpose computers would have an adverse impact on the Company's home video and game rental business. No such legislation is pending in Congress at the present time. However, the Copyright Office is currently conducting a study of the First Sale doctrine and it is unclear whether the Office will recommend that Congress make any changes to the doctrine.

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

   Program Access. The "program access" provisions of the 1992 Cable Act impose certain pricing and other restrictions on vertically integrated program providers (those program services that are owned in whole or in part by cable operators) with respect to the provision of their program services to multichannel programming distributors, such as cable systems, SMATV systems, MMDS operators and TVRO (TeleVision Receive Only) systems and DBS distributors. Specifically, vertically integrated program services generally are prohibited from entering into exclusive arrangements with cable operators and from discriminating against cable competitors on programming price and other terms. The program access provisions were intended to spur competition to cable providers by facilitating the access of cable competitors to programming owned by cable operators or their affiliates. The Telecommunications Act of 1996 extended the program access rules to program services in which common carriers that provide video programming have an attributable interest.

   The Company divested its cable systems in 1996 and, as a result, the Company's wholly owned program services are no longer subject to the program access rules. Legislation which would extend the program access provisions to non-vertically integrated program services, if enacted, could adversely impact the Company's program services by reducing the Company's flexibility to negotiate the most favorable terms available for the distribution of its content. However, no such legislation is pending in Congress at this time. The FCC, as directed by statute, will launch a rule making proceeding, likely toward the end of the year, to determine whether the existing prohibition against exclusive grants by vertically integrated program services to cable operators should extend beyond 2002.

   Programming. Under FCC rules, cable operators must eventually close caption most of their programming on a phased-in basis, which began in January 1998. As a practical matter, however, cable networks assume responsibility for these closed captioning requirements. FCC rules also directed that all television receiver models with screens 13 inches or larger be equipped with "V-chip" technology as of January 1, 2000. This technology, which works in tandem with television ratings (age and content markers), permits parents to block out certain programming from their children. Most cable networks, including those of MTVN and SNI, voluntarily encode their programming with television ratings. In addition, the FCC in August 2000 adopted rules that require the top five basic cable networks to air 50 hours per quarter of programming containing audio descriptions of video for the visually impaired.

 Broadcasting

   General. Television and radio broadcasting are subject to the jurisdiction of the FCC under the Communications Act of 1934, most recently amended by the Telecommunications Act of 1996. The Communications Act prohibits the operation of broadcasting stations except under a license issued by the FCC and empowers the FCC, among other actions, to:

  .  issue, renew, revoke and modify broadcasting licenses;

  . assign frequency bands; determine stations' frequencies, locations and operating power;

  .  regulate some of the equipment used by stations;

  . adopt other regulations to carry out the provisions of the Communications Act;

  .  impose penalties for violation of such regulations; and

  . impose annual fees as well as fees for processing applications and other administrative functions.

   Under the Communications Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with broadcast stations.

   License Assignments. The Communications Act requires prior approval for the assignment of a license or transfer of control of a licensee. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

   License Renewals. Under the Communications Act, the FCC is authorized to renew broadcast licenses for terms of up to eight years. The Communications Act requires renewal of a broadcast license if the FCC finds that:

  .  the station has served the public interest, convenience and necessity;

  . there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and

  . there have been no other serious violations that taken together constitute a pattern of abuse.

   In making its determination, the FCC may consider petitions to deny but cannot consider whether the public interest would be better served by a person other than the renewal applicant and competing applications for the same frequency may be accepted only after the FCC has denied an incumbent's application for renewal of license.

   Ownership Regulation. The Communications Act and FCC rules and regulations also regulate broadcast ownership. The FCC has promulgated rules that, among other matters, limit the ability of individuals and entities to own or have an official position or ownership interest, known as an attributable interest, above a specific level in broadcast stations as well as other specified mass media entities. As discussed below, in August 1999, the FCC substantially revised a number of its multiple ownership and attribution rules and clarified some of those rules in January 2001. The FCC's various broadcast ownership rules, inclusive of the recent revisions, are summarized below.

     Local Radio Ownership. With respect to radio licenses, the maximum allowable number of stations that can be commonly owned in a market varies depending on the number of radio stations within that market, as determined using a method prescribed by the FCC. In markets with more than 45 stations, one company may own, operate or control up to eight radio stations, with no more than five in either AM or FM. The FCC initiated a rule making proceeding in December 2000, which proposes to modify the manner in which the number of stations in a radio market is counted. If adopted, such modification could impair on a going-forward basis the ability of large radio station groups such as Infinity to enjoy economies of scale permitted under the FCC's current radio market definition and could potentially restrict their ability to freely sell existing combinations. However the FCC's rule making proposes that existing radio ownership combinations, such as those held by Infinity, would be grandfathered.

     Local Television Ownership. The FCC's television duopoly rule permits parties to own two television stations without regard to signal contour overlap provided they are located in separate markets referred to as designated market areas. In addition, the rules permit parties in larger designated market areas to own up to two television stations in the same designated market area so long as at least eight independently owned and operating full-power television stations remain in the market at the time of acquisition and at least one of the two stations is not among the top four-ranked stations in the market based on audience share. In calculating the number of independently owned stations in a market, the FCC clarified that it will count only those stations in a market whose signal contour overlaps with that of at least one of the stations in the proposed combination. Further, without regard to numbers of remaining or independently owned TV stations, the FCC will permit television duopolies within the same designated market area so long as certain signal contours of the stations involved do not overlap.

     "Satellite" stations that simply rebroadcast the programming of a "parent" station will continue to be exempt from the duopoly rule if located in the same designated market area as the parent station. The duopoly rule also applies to same-market local marketing agreements involving more than l5% of the brokered station's program time, although current local marketing agreements will be exempt from the TV duopoly rule for a limited period of time of either two or five years, depending on the date of the adoption of the local marketing agreement. Further, the FCC may grant a waiver of the TV duopoly rule if one of the two television stations is a "failed" or "failing" station, or the proposed transaction would result in the construction of a new television station.

     As a result of the merger with CBS, the Company has duopolies in the following six television markets: Philadelphia, Boston, Dallas, Miami, Detroit, and Pittsburgh. The Company has no in-market local marketing agreements.

     National Television Ownership Cap. On the national level, the FCC imposes a 35 percent national audience reach cap for television ownership, under which one party may not have an attributable interest in television stations which reach more than 35 percent of all U.S. television households. The Commission discounts the audience reach of a UHF station for this purpose by 50 percent. Additionally, under FCC rules, for entities that have attributable interests in two stations in the same market, the FCC counts the audience reach of that market only once for national cap purposes. Last May, as part of the Congressionally mandated biennial review of broadcast ownership rules, the FCC determined to retain the 35% cap. At the same time, the FCC voted to maintain the UHF discount.

     After the May 4, 2000 merger with CBS, the television stations currently held by the Company have an aggregate national audience reach for purposes of the national ownership cap of approximately 41%. As a condition of its approval of the merger, the FCC ordered the Company to come into compliance with the national television ownership cap within 12 months of the merger closing date, which is May 4, 2001. The Company has challenged the rule in federal court and is seeking a stay of the requirement to come into compliance with the limit pending judicial review of the national ownership cap.

     Dual Network Rule. In the Telecommunications Act, Congress directed the FCC to liberalize its rule, which then generally prohibited television stations from affiliating with an entity that maintained more than one national network. The FCC's implementing regulation states that a television broadcast station may not affiliate with an entity that maintains one of the existing four major networks (ABC, CBS, NBC, and Fox) and one of other specific qualifying networks in existence as of February 8, 1996. The legislative history of the dual network rule suggests that the rule was intended to prohibit one of the four major networks from acquiring either of The WB or UPN. After the merger with CBS, the Company owns both the CBS and UPN networks. As a condition of its approval of the merger, the FCC ordered the Company to come into compliance with the dual network rule within 12 months of the May 4, 2000 merger closing date, which is May 4, 2001. The FCC initiated a rule making in June 2000, in which it proposes to eliminate the dual network rule with respect to UPN and The WB. If the proposal is adopted, the Company would be free to maintain both CBS and UPN. The FCC is expected to issue the new rule within the next couple of months.

     Radio-Television Cross-Ownership. The so-called "one-to-a-market" rule has until recently prohibited common ownership or control of a radio station, whether AM, FM or both, and a television station in the same market, subject to waivers in some circumstances. The FCC's new radio-television cross-ownership rule embodies a graduated test based on the number of independently owned media voices in the local market.

     In large markets, i.e., markets with at least 20 independently owned media voices, a single entity can own up to one television station and seven radio stations or, if permissible under the new TV duopoly rule, two television stations and six radio stations.

     Waivers of the new radio-television cross-ownership rule will be granted only under the failed station test. Unlike under the TV duopoly rule, the FCC will not waive the radio-television cross-ownership rules in situations of failing or unbuilt stations.

     After the merger with CBS, the Company owned radio-television combinations that exceeded the FCC's cross-ownership rule in five markets:
  Los Angeles, Chicago, Dallas/Ft. Worth, Sacramento and Baltimore. As a result, in approving the merger, the FCC ordered the Company to come into compliance with the radio-television cross-ownership rule within six months of the May 4, 2000 merger closing, which was November 6, 2000. By that date, the Company had entered into contracts and filed applications in each of the five markets sufficient to comply with the conditions in the FCC merger approval order.

     Attribution of Ownership. Under the FCC's recently clarified attribution rules, a direct or indirect purchaser of various types of securities of the Company could violate FCC regulations or policies if that purchaser owned or acquired an "attributable" interest in other media properties in the same area as stations owned by the Company in a manner prohibited by the FCC. Under the FCC's revised rules, an "attributable" interest for purposes of the Commission's broadcast ownership rules generally includes:

    . equity and debt interests, which combined exceed 33% of a licensee's total assets, if the interest holder supplies more than 15% of total weekly programming, or is a same-market media entity, whether TV, radio, cable or newspaper;

    .  5% or greater voting stock interest;

    . 20% or greater voting stock interest, if the holder is a qualified passive investor;

    . any equity interest in a limited liability company or limited partnership, unless properly "insulated" from management activities; and

    . all officers and directors of a licensee and its direct or indirect parent.

     In a clarification of the attribution rules, which was issued in January 2001, the FCC eliminated the single majority shareholder exemption, which previously had rendered as non-attributable interests up to 49% if the licensee is controlled by a single majority shareholder. Minority interests acquired prior to December 14, 2000 are grandfathered.

   Alien Ownership. The Communications Act limits the ability of foreign entities or individuals to own or hold interests in broadcast licenses. As applicable to the Company, non-U.S. citizens, collectively, may directly or indirectly own or vote up to twenty percent of the capital stock of a corporate licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such affirmative findings only in limited circumstances. The Company does periodic surveys of its public shareholders to ascertain compliance with this statute.

   Digital Television Service. The FCC has taken a number of steps to implement digital television broadcasting service in the United States. The FCC has adopted a digital television table of allotments that provides all authorized television stations with a second channel on which to broadcast a digital television signal. The FCC has attempted to provide digital television coverage areas that are comparable to stations' existing service areas. The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high definition television, multiple channels of standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard.

   Digital television channels will generally be located in the range of channels from channel 2 through channel 51. The FCC has required affiliates of ABC, CBS, Fox and NBC in the top 10 television markets to begin digital broadcasting by May 1, 1999. Affiliates of the four major networks in the top 30 markets were required to begin digital broadcasting by November 1, 1999, and all other commercial broadcasters must do so by May 1, 2002. Many stations, including several of the Company's stations, have already begun digital broadcasting. The FCC's plan calls for the digital television transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses.

   Under the Balanced Budget Act, however, the FCC is authorized to extend the December 31, 2006 deadline for reclamation of a television station's non-digital channel if, in any given market one or more television stations affiliated with ABC, CBS, NBC or Fox is not broadcasting digitally, and the FCC determines that such stations have "exercised due diligence" in attempting to convert to digital broadcasting; or less than 85% of the television households in the station's market subscribe to a multichannel video service that carries at least one digital channel from each of the local stations in that market, and less than 85% of the television households in the market can receive digital signals off the air using either a set-top converter box for an analog television set or a new digital television set.

   The implementation of digital television will also impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility costs and there can be no assurance that our television stations will be able to increase revenue to offset such costs. In addition, the Communications Act allows the FCC to charge a spectrum fee to broadcasters who use the digital spectrum to offer subscription-based services. The FCC has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they charge subscription fees, excluding revenues from the sale of commercial time. The Company cannot predict what future actions the FCC might take with respect to digital television, nor can it predict the effect of the FCC's present digital television implementation plan or such future actions on the Company's business. The Company will incur considerable expense in the conversion to digital television and is unable to predict the extent or timing of consumer demand for any such digital television services.

   Pursuant to Congressional mandate, the FCC will be auctioning that part of the spectrum now used by broadcasters operating on channels 60-69. The auction, now set for September 12, 2001, will draw bidders who will provide "third generation" wireless service upon broadcasters' surrender of their analog licenses. The Company has two television stations that operate on the channel 60-69 spectrum. These stations will not be adversely affected unless they are required to move to other channels before the digital television transition date. At this time, the FCC has stated that any such move by broadcasters will be on a voluntary basis only.

   In January 2001, the FCC issued rules relating to the cable carriage of digital broadcast television signals, in which it determined that a commercial station operating in both analog and digital during the transition period may elect must carry or retransmission consent for its analog signal and retransmission consent for its digital signal. The FCC also tentatively concluded that it would reject mandatory "dual carriage," which would permit a local TV station to assert a right to carriage for both its analog and digital signals. However, the Commission issued a rule making to evaluate, among other things, the state of the digital television marketplace in order to determine whether a dual carriage requirement would violate the cable operators' First Amendment rights. The Company has concluded or is negotiating agreements with cable operators for the carriage of its stations' digital signals.

   Satellite Carriage of Broadcast Television Stations. In 1999, Congress enacted the Satellite Home Viewer Improvement Act (SHVIA), which permits satellite carriers to retransmit a local television station's signal into its local market, subject to the consent of the local broadcaster. In March 2000, as directed under SHVIA, the FCC adopted rules that govern "good faith" negotiations between broadcasters and satellite carriers for retransmission consent. Superstations, defined to include certain stations affiliated with the UPN and WB networks, including WSBK-TV, Boston, which is owned by the Company, may be carried by satellite carriers nationally without consent. However, satellite carriers must apply network nonduplication, syndicated exclusivity and sports blackout protections to the retransmission of superstation signals. Further, until the end of 2004, the satellite carrier may retransmit distant network signals to households unserved by local network affiliates. Finally, beginning on January 1, 2002, satellite carriers will be required to carry the signals of all local broadcast stations, if they so request, in local markets in which the satellite carrier carries at least one signal under a local-to-local license. Almost all of the Company's CBS-affiliated television station signals and one UPN television station signal, pursuant to retransmission consent agreements, are being retransmitted into their local markets by the two major satellite carriers.

   Programming. Under FCC rules, television stations must eventually close caption most of their programming on a phased-in basis, which began in January 1998. FCC rules also directed that all television receiver models with screens 13 inches or larger be equipped with "V-chip" technology as of January 1, 2000. This technology, which works in tandem with television ratings (age and content markers), permits parents to block out certain programming from their children. Most broadcasters, including CBS and UPN, voluntarily encode their programming with television ratings. In addition, the FCC in August 2000 adopted rules that require affiliates of the four major broadcast networks (including CBS) in the top 25 markets to air 50 hours per quarter of programming containing audio descriptions of video for the visually impaired.

   Digital Audio Radio Service and Low-Power FM. The FCC has authorized or is considering authorizing various digital audio radio services. In January 1995, the FCC adopted rules to allocate spectrum for satellite digital audio radio services. The FCC has issued two authorizations to launch and operate satellite digital audio radio services (DARS), and the two companies holding those authorizations are expected to begin offering DARS some time in 2001. The FCC also has undertaken an inquiry into terrestrial digital audio radio. On November 1, 1999, the FCC issued a Notice of Proposed Rulemaking on that subject which solicited comments and proposals to implement terrestrial digital audio radio, including conversion to in-band on-channel transmissions by existing radio broadcasters. Comments and reply comments were subsequently filed in that proceeding. The Company cannot predict the impact of either DARS or terrestrial digital audio radio services on its business. The Company has an ownership interest in iBiquity Digital Corporation, an entity which was created by the merger of USA Digital Radio, Inc. and Lucent Digital Radio and which is developing digital broadcasting technology, including technology for in-band on-channel terrestrial transmissions.

   The FCC established a new low power FM service (LPFM) on January 20, 2000. The new LPFM stations are intended to operate in the existing FM band to provide small area, localized service. On December 21, 2000, the FCC announced that 255 noncommercial educational applicants in twenty states are eligible for LPFM licenses. Pursuant to Congressional legislation passed in mid-December, 2000, these applicants, and all future LPFM applicants, are eligible for LPFM licenses only if their proposed stations fully protect full service FM stations (and FM translator stations). At this time, the Company cannot predict the impact, if any, that LPFM authorizations might have on the Company's broadcast operations.

 Outdoor Advertising

   The outdoor advertising industry is subject to extensive governmental regulation in the United States at the federal, state and local levels. These regulations include restrictions on the construction, repair, upgrading, height, size and location of and, in some instances, content of advertising copy being displayed on outdoor advertising structures.

   Federal law, principally the Highway Beautification Act of 1965 (Highway Beautification Act), encourages states, by the threat of withholding 10% of the federal appropriations for the construction and improvement of highways within such states, to implement state legislation to prohibit billboards located within 660 feet of, or visible from, interstate and primary highways, except in commercial or industrial areas where off-site signage is permitted provided it meets spacing and size restrictions. All of the states have implemented regulations at least as restrictive as the Highway Beautification Act. The Highway Beautification Act, and the various state statutes implementing it, require payment of just compensation whenever governmental authorities require legally erected and maintained billboards to be removed from areas adjacent to federally-aided highways.

   State and local jurisdictions have, in some cases, passed additional and more restrictive regulations applicable to the construction, repair, upgrading, height, size and location of outdoor advertising structures adjacent to federally-aided highways and other thoroughfares. In some cases, the construction of new billboards or the relocation or modification of existing billboards is prohibited. From time to time, governmental authorities order the removal of billboards by the exercise of eminent domain. Thus far, the Company believes it has been able to obtain satisfactory compensation for its structures removed at the direction of governmental authorities, although there is no assurance that it will be able to continue to do so in the future.

   Outdoor advertising in Canada is subject to regulation at the federal, provincial and municipal levels. These regulations may prohibit advertising of certain products on outdoor signs in certain locations. In Mexico, the placement of outdoor billboards is primarily regulated at the local level. For example, Mexico City regulates the placement of billboards near historical monuments. In France, outdoor advertising is regulated at the national, regional and local levels, including the regulation of content and the duration of certain contracts.

   To date, regulations in the Company's outdoor advertising markets have not materially adversely affected its operations. However, the outdoor advertising industry is heavily regulated and at various times and in various markets can be expected to be subject to varying degrees of regulation affecting the operation of advertising displays. Accordingly, although the Company's experience to date is that the regulatory environment is not unduly restrictive, no assurance can be given that existing or future laws or regulations will not adversely affect the Company.

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

 Online

   Web Sites Directed to Children. The Children's Online Privacy Protection Act of 1998 ("COPPA"), which was implemented by the FTC in October 1999, applies to Web sites, or those portions of Web sites, directed to children under age 13. Under COPPA, Web site operators generally cannot collect online from a child under age 13 information that is individually identifiable such as a first and last name, an e-mail address or telephone number without the prior consent of that child's parent. The FTC rules became effective on April 21, 2000. Congress may also consider legislation this year or next regarding online privacy for adults.

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

Intellectual Property

   It is the Company's practice to protect its theatrical and television product, software, publications and its other original and acquired works. The following logos and trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of the Company: VIACOM(R), BLOCKBUSTER(R), CBS(R), CBS ENTERTAINMENT(TM), CBS NEWS(TM), CBS SPORTS(TM), INFINITY BROADCASTING(R), INFINITY OUTDOOR(TM), TDI(R), MTV: MUSIC TELEVISION(R), NICK AT NITE(R), NICKELODEON(R), TV LAND(R), VH1 MUSIC FIRST(TM), PARAMOUNT(R), FAMOUS MUSIC(R), BIG TICKET TELEVISION(R), PARAMOUNT PARKS(R), ENTERTAINMENT TONIGHT(R), STAR TREK(R), SHOWTIME(R), THE MOVIE CHANNEL(R), FLIX(R), SIMON & SCHUSTER(R) and POCKET BOOKS(TM).

Employees and Labor Matters

   At December 31, 2000, the Company employed approximately 133,830 people, of which approximately 57,840 were full-time salaried employees. Labor agreements covering the services of writers and actors which the Company utilizes in its motion picture and television businesses are currently scheduled to expire during 2001. Work stoppages and/or higher costs in connection with these agreements could adversely impact the ability of the Company to produce or acquire new programming.

Financial Information About Segments and Foreign and Domestic Operations

   Financial and other information by segment and relating to foreign and domestic operations for each of the last three years ending December 31, is set forth in Note 16 to the Consolidated Financial Statements.

Cautionary Statement Concerning Forward-Looking Statements

   This document and the documents incorporated by reference into this Form 10-K, contain both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. More information about these risks, uncertainties and other factors is set forth on pages II-26 and II-27 of "Management's Discussion and Analysis of Results of Operations and Financial Condition." The Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 2. Properties.

   The Company maintains its world headquarters at 1515 Broadway, New York, New York, where it rents approximately 1.2 million square feet for executive offices and certain of its operating divisions. The lease for the majority of the space runs to 2010, with four renewal options for five years each thereafter. The Company also leases the following major facilities in New York City for certain of its operating divisions: (a) approximately 548,000 square feet of office space at 1633 Broadway, New York, New York, which lease runs to 2010, and (b) approximately 237,000 square feet of office space at 1230 Avenue of the Americas, New York, New York, which lease runs to 2009. The Company owns the building located at 51 West 52nd Street New York, New York containing approximately 900,000 square feet which is utilized for executive and certain operating division offices or is leased to third parties, and the CBS Broadcast Center complex located on approximately 3.7 acres at 524 West 57th Street and consists of approximately 860,000 square feet. The Company also owns 3 studio facilities in California: (a) the Paramount Pictures studio at 5555 Melrose Avenue, Los Angeles, California, located on approximately 65 acres, (b) the CBS Studio Center at 4204 Radford Avenue, Studio City, California, located on approximately 40 acres, and (c) CBS Television City at 7800 Beverly Boulevard, Los Angeles, California, located on approximately 11 acres. PARAMOUNT PARKS' operations in the U.S. include approximately 1,950 acres owned and 108 acres leased and in Canada include approximately 380 acres owned. BLOCKBUSTER's headquarters at 1201 Elm Street, Dallas, Texas consists of approximately 240,000 square feet of leased space and its distribution center in McKinney, Texas consists of approximately 850,000 square feet of leased space.

   The Company also owns and leases office, studio, retail and warehouse space, broadcast, antenna and satellite transmission facilities and outdoor advertising throughout the U.S., Canada and several countries around the world for its businesses. The Company considers its properties adequate for its present needs.

Item 3. Legal Proceedings.

   Antitrust. The Company, Blockbuster and Paramount Home Entertainment are among the defendants in a lawsuit filed on July 21, 1999 in the United States District Court for the Western District of Texas by one former and three present independent video retailers against the major motion picture studios and the Company. The plaintiffs, purporting to act as class representatives on behalf of themselves and all others similarly situated, allege that the Company and the studios conspired among themselves and with Blockbuster to restrain competition in the nationwide market for distribution of videocassettes for rental to the public in violation of federal and California law. Plaintiffs seek injunctive relief under federal law as well as triple the amount of the alleged actual damages to themselves and those similarly situated under California statutes. In January 2001, plaintiffs moved to withdraw their California state law claims from the federal lawsuit in Texas and filed a substantially similar complaint with approximately 200 additional named plaintiffs in Superior Court for the County of Los Angeles. This complaint also sought certification of a nationwide class of similarly situated plaintiffs. In March 2001, the Texas court denied the plaintiffs' motion for class certification of both the federal and the California state law claims in the federal action and denied the plaintiffs' motion to withdraw their California state law claims from that action. The Company believes that the plaintiffs' position in these litigations is without merit and intends to defend itself vigorously in the litigations.

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

   Other Matters. The Company is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain products supplied by previously divested industrial business, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants in state and federal courts. The Company was neither a manufacturer nor a producer of asbestos. As of December 31, 2000, the Company had pending approximately 99,590 asbestos cases, excluding cases in various stages of settlement. The Company has brought suit against certain of its insurance carriers with respect to asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers that have agreed to the settlement are now reimbursing the Company for a substantial portion of its current costs and settlement associated with asbestos claims. The Company believes that it has meritorious defenses to asbestos matters, that where appropriate it has adequately provided for resolution of matters and that any ultimate liability resulting from asbestos matters is not likely to have a material adverse effect on its results of operations, financial position or cash flows.

   The Company from time to time receives claims from federal and state environmental regulatory agencies and other entities asserting that it is or may be liable for environmental cleanup costs and related damages principally relating to discontinued operations conducted by companies acquired by the Company. While the outcome of these claims cannot be predicted with certainty, on the basis of its experience and the information currently available to it, the Company does not believe that the claims it has received will have a material adverse effect on its results of operations, financial position or cash flows.

   In addition to the above matters, the Company and various of its subsidiaries are parties to certain other legal proceedings. Litigation is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that these matters are not likely to have a material adverse effect on its results of operations, financial position or cash flows. (See
Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition.")

Item 4. Submission of Matters to a Vote of Security Holders.

   Not Applicable

Executive Officers of the Company

   Set forth below is certain information concerning the executive officers of the Company.

Name                   Age                         Title
----                   ---                         -----
Sumner M. Redstone.... 77  Chairman of the Board of Directors and Chief
                           Executive Officer
Mel Karmazin.......... 57  President and Chief Operating Officer and Director
Carl D. Folta......... 43  Senior Vice President, Corporate Relations
Martin D. Franks...... 50  Senior Vice President
Robert G. Freedline... 43  Vice President and Treasurer
Michael D. Fricklas... 41  Executive Vice President, General Counsel and
                           Secretary
Susan C. Gordon....... 47  Vice President, Controller and Chief Accounting
                           Officer
Carol A. Melton....... 46  Senior Vice President, Government Affairs
Fredric G. Reynolds... 50  Executive Vice President and Chief Financial Officer
William A. Roskin..... 58  Senior Vice President, Human Resources and
                           Administration
Martin M. Shea........ 57  Senior Vice President, Investor Relations

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

   Mr. Karmazin has been President and Chief Operating Officer of the Company and a member of the Board of Directors since May 2000. He became a Director of Blockbuster in May 2000. Mr. Karmazin served as President and Chief Executive Officer of CBS Corporation from January 1999 until May 2000, and President and Chief Operating Officer from April 1998 to January 1999. Mr. Karmazin also served as Chairman, President and Chief Executive Officer of Infinity Broadcasting Corporation from December 1998, the time of Infinity's most recent initial public offering, until February 2001, when its public shares were acquired by the Company. He continues to serve as Chairman of Infinity. Mr. Karmazin joined CBS in December 1996 as Chairman and Chief Executive Officer of CBS Radio and served as Chairman and Chief Executive Officer of the CBS Station Group (Radio and Television) from May 1997 to April 1998. Prior to joining CBS, Mr. Karmazin served as President and Chief Executive Officer of Infinity Broadcasting Corporation from 1981 to December 1996. Mr. Karmazin is on the Board of Trustees for The Museum of Television and Radio and serves on the Board of Directors of the New York Stock Exchange, Inc. and Westwood One, Inc.

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

   Mr. Franks has been Senior Vice President of the Company and Executive Vice President, CBS Television since May 2000. From June 1997 to May 2000, he served as Senior Vice President, CBS Corporation and President, CBS Foundation. Mr. Franks joined CBS in July 1988 as Vice President, Washington, CBS Inc. and in January 1994 was named Senior Vice President, Washington, CBS Inc.

   Mr. Freedline has been Vice President and Treasurer of the Company since May 2000. From May 1998 to May 2000, he served as Vice President and Controller of CBS Corporation. Mr. Freedline also served as Director of Business Planning and Development of CBS from June 1996 to May 1998, and as director of Corporate Audit from March 1995 to June 1996.

   Mr. Fricklas was elected Executive Vice President, General Counsel and Secretary in May 2000. From October 1998 to May 2000, he served as Senior Vice President, General Counsel and Secretary of the Company and from July 1993 to October 1998, he served as Deputy General Counsel of the Company. He served as Vice President, General Counsel and Secretary of Minorco (U.S.A.) Inc. from 1990 to 1993. Prior to that, Mr. Fricklas was an attorney in private practice at the law firm of Shearman & Sterling.

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

   Mr. Reynolds has been Executive Vice President and Chief Financial Officer of the Company since May 2000. He became a Director of Blockbuster in December 2000. Mr. Reynolds served as Executive Vice President and Chief Financial Officer of CBS Corporation from March 1994 to May 2000, and assumed the additional post of Chief Financial Officer of CBS Inc. in April 1996. From 1982 to 1994, Mr. Reynolds held various executive financial positions at PepsiCo Inc., including Senior Vice President and Chief Financial Officer for PepsiCo Foods International. In March 2001, the Company announced that Mr. Reynolds would become President of the CBS Television Stations Division.

   On March 26, 2001, the Company announced that Richard J. Bressler will join the Company as Senior Executive Vice President and Chief Financial Officer, assuming the duties of Chief Financial Officer effective May 1, 2001. Prior to the announcement, Mr. Bressler was Executive Vice President of AOL Time Warner Inc. and Chief Executive Officer of AOL Time Warner Investments. Mr. Bressler was Executive Vice President and Chief Financial Officer of Time Warner Inc. from March 1995 to June 1999 and served in various financial capacities with Time Warner prior to that time.

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

   The following table sets forth, for the calendar periods indicated, the per share range of high and low sales prices for Viacom Inc.'s Class A Common Stock and Class B Common Stock, as reported on the NYSE.

                    Viacom Inc.   Viacom Inc.
                      Class A       Class B
                   Common Stock  Common Stock
                   ------------- -------------
                    High   Low    High   Low
                   ------ ------ ------ ------
     1999
      1st quarter  $45.50 $35.31 $45.94 $35.38
      2nd quarter   48.75  36.69  49.19  36.63
      3rd quarter   49.63  38.44  48.75  38.56
      4th quarter   60.44  40.31  60.44  39.81

     2000
      1st quarter  $63.31 $49.56 $63.25 $49.56
      2nd quarter   71.25  46.06  70.88  45.69
      3rd quarter   76.06  55.00  75.88  54.13
      4th quarter   59.81  44.56  59.88  44.31

   Viacom Inc. has not declared cash dividends on its common stock for the periods presented above and has no present intention of so doing.

   As of March 19, 2001, there were approximately 7,721 record holders of Viacom Inc. Class A Common Stock and 82,067 record holders of Viacom Inc. Class B Common Stock.

Item 6. Selected Financial Data.

                         VIACOM INC. AND SUBSIDIARIES
                (Millions of dollars, except per share amounts)

                                      Year Ended December 31,
                         ----------------------------------------------------
                         2000(a)(b)    1999      1998       1997      1996
                         ----------  --------- ---------  --------- ---------
Revenues                 $20,043.7   $12,858.8 $12,096.1  $10,684.9 $ 9,683.9
Operating income         $ 1,320.9   $ 1,247.3 $   751.6  $   685.4 $ 1,197.2
Earnings (loss) from
 continuing operations   $  (363.8)  $   371.7 $   (43.5) $   373.5 $   152.2
Net earnings (loss)      $  (816.1)  $   334.0 $  (122.4) $   793.6 $ 1,247.9
Net earnings (loss)
 attributable to common
 stock                   $  (816.1)  $   321.6 $  (149.6) $   733.6 $ 1,187.9

Basic earnings per
 common share:
  Earnings (loss) from
   continuing operations $    (.30)  $     .52 $    (.10) $     .44 $     .13
  Net earnings (loss)    $    (.67)  $     .46 $    (.21) $    1.04 $    1.63

Diluted earnings per
 common share:
  Earnings (loss) from
   continuing operations $    (.30)  $     .51 $    (.10) $     .44 $     .13
  Net earnings (loss)    $    (.67)  $     .45 $    (.21) $    1.04 $    1.62

At Year End:
  Total assets           $82,646.1   $24,486.4 $23,613.1  $28,288.7 $28,834.0
  Long-term debt, net of
   current portion       $12,473.8   $ 5,697.7 $ 3,813.4  $ 7,423.0 $ 9,855.7
  Stockholders' equity   $47,966.9   $11,132.0 $12,049.6  $13,383.6 $12,586.5

   Viacom Inc. has not declared cash dividends on its common stock for any of the periods presented above.

     (a) On May 4, 2000, CBS Corporation merged with Viacom Inc. and effective from this date, its results of operations are included in the consolidated financial results of the Company.

     (b) As a result of the adoption of Statement of Position 00-2, "Accounting by Producers or Distributors of Films," the Company recorded a non-cash after-tax charge of $452.3 million as a cumulative effect of a change in accounting.

   See Notes to Consolidated Financial Statements for additional information on transactions and accounting classifications which have affected the comparability of the periods presented above.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

                         (Tabular dollars in millions)

General

   Management's discussion and analysis of the results of operations and financial condition of Viacom Inc. and its subsidiaries ("Viacom" or the "Company") should be read in conjunction with the Consolidated Financial Statements and related Notes. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or included.

   Several significant transactions occurred during 2000 and in the first quarter of 2001 that demonstrated the Company's strength in the media business. These investments are expected to generate significant levels of cash flow. The Company's significant transactions were as follows:

  .   The Company completed its merger with CBS Corporation ("CBS") in May of
      2000.

  . In November 2000, the Company announced an agreement to acquire BET Holdings II, Inc. ("BET") for approximately $3 billion, consisting principally of Viacom Class B Common Stock and the assumption of debt. The transaction closed in January 2001 and was accounted for as a purchase. Beginning in the first quarter of 2001, BET will be consolidated with the Company's results of operations.

  . In October 2000, the Company and Infinity Broadcasting Corporation ("Infinity Broadcasting") entered into a merger agreement under which the Company would acquire all of the issued and outstanding shares of Infinity common stock that it did not already own, approximately 36%. The merger was completed in February 2001.

  . In the third quarter of 2000, the Company issued $1.65 billion of debt securities to repay existing short-term debt and to take advantage of attractive rates in the fixed rate market.

  . In the third quarter of 2000, Infinity Broadcasting completed the acquisition of 18 radio stations from Clear Channel Communications, Inc. ("Clear Channel") for $1.4 billion in an asset transaction.

  . In the second quarter of 2000, Infinity Broadcasting completed the acquisition of Giraudy, one of France's largest outdoor advertising companies, for approximately $400 million.

Business Segment Information

   The Company had the following seven reportable segments during 2000:

   Cable Networks--Basic Cable and Premium Subscription Television Program Services.

   Television--Television Networks and Stations; and production and distribution of television programming.

   Infinity--Radio stations and outdoor advertising properties.

  Entertainment--Production and distribution of Motion Pictures; as well as the operation of Movie Theaters, Theme Parks and Music
             Publishing.

   Video--Home Video and Game Rental and Retail through traditional stores and the Internet.

   Publishing--Consumer Publishing.

   Online--Interactive Online Services.

   Effective January 1, 2001, the Company operates its online business under the Cable Networks and Television segments and accordingly, the Company will present its online business as part of these respective segments.

   The following tables set forth revenues and operating income (loss) by business segment, as reported for the years ended December 31, 2000, 1999 and 1998.

---------------------------------------------------------------------------------------
                                                                      Percent
                              Year ended December 31,             Better/(Worse)
                             2000       1999       1998     2000 vs. 1999 1999 vs. 1998
---------------------------------------------------------------------------------------
Revenues:
  Cable Networks           $ 3,895.0  $ 3,045.5  $ 2,607.9        28%           17%
  Television                 5,381.7    2,352.0    2,271.4       129             4
  Infinity                   2,764.7        --         --         NM           --
  Entertainment              2,758.3    2,665.9    2,914.3         3            (9)
  Video                      4,960.1    4,463.5    3,893.4        11            15
  Publishing                   596.0      610.7      564.6        (2)            8
  Online                       100.7       29.8       13.7       238           118
  Intercompany
   eliminations               (412.8)    (308.6)    (169.2)      (34)          (82)
---------------------------------------------------------------------------------------
    Total Revenues         $20,043.7  $12,858.8  $12,096.1        56%            6%
---------------------------------------------------------------------------------------
Operating Income (Loss):
  Cable Networks           $ 1,250.0  $   932.4  $   744.3        34%           25%
  Television                   431.2      143.4      262.4       201           (45)
  Infinity                     589.4        --         --         NM           --
  Entertainment                209.7      231.1      235.5        (9)           (2)
  Video                         75.7      127.9     (342.2)      (41)           NM
  Publishing                    49.6       54.3       53.2        (9)            2
  Online                      (256.7)     (64.5)      (7.5)     (298)           NM
---------------------------------------------------------------------------------------
    Segment Total            2,348.9    1,424.6      945.7        65            51
  Corporate
   expenses/eliminations      (950.5)    (177.3)    (194.1)       NM             9
  Residual costs of
   discontinued operations     (77.5)       --         --         NM           --
---------------------------------------------------------------------------------------
    Total Operating Income $ 1,320.9  $ 1,247.3  $   751.6         6%           66%
---------------------------------------------------------------------------------------

NM--Not meaningful

Pro Forma Results

   In order to enhance comparability, the following discussion of the Company's results of operations is supplemented by pro forma financial information that gives effect to the CBS merger and other acquisitions (including significant acquisitions made by CBS prior to the completion of the merger), excludes non-recurring items and reflects the adoption of Statement of Position 00-2, "Accounting by Producers or Distributors of Films" as if they had occurred at the beginning of each period presented. The pro forma results are presented for informational purposes only and are not indicative of the operating results that would have occurred had the transactions actually occurred at the beginning of 1999, nor are they necessarily indicative of future operating results.

-----------------------------------------------------------------------
                                       Year Ended           Percent
                                       December 31,      Better/(Worse)
                                     2000       1999     2000 vs. 1999
-----------------------------------------------------------------------
     Pro Forma Revenues:
       Cable Networks              $ 4,082.3  $ 3,610.0        13%
       Television                    7,255.4    7,073.7         3
       Infinity                      4,037.2    3,562.4        13
       Entertainment                 2,758.3    2,665.9         3
       Video                         4,960.1    4,463.5        11
       Publishing                      596.0      610.7        (2)
       Online                          113.2       43.2       162
       Intercompany eliminations      (443.4)    (334.2)      (33)
-----------------------------------------------------------------------
         Total Pro Forma Revenues  $23,359.1  $21,695.2         8%
-----------------------------------------------------------------------

    -------------------------------------------------------------------------
                                              Year Ended          Percent
                                             December 31,      Better/(Worse)
                                             2000      1999    2000 vs. 1999
    -------------------------------------------------------------------------
     Pro Forma Operating Income (Loss):
       Cable Networks                      $1,268.6  $1,006.0         26%
       Television                             582.9     189.9        207
       Infinity                               727.8     479.8         52
       Entertainment                          209.7     170.7         23
       Video                                  107.3     127.9        (16)
       Publishing                              49.6      54.3         (9)
       Online                                (309.7)   (100.0)      (210)
    -------------------------------------------------------------------------
         Segment Total                      2,636.2   1,928.6         37
       Corporate expenses/eliminations       (321.0)   (266.1)       (21)
       Residual costs of discontinued
        operations                           (120.8)    (84.5)       (43)
    -------------------------------------------------------------------------
         Total Pro Forma Operating Income  $2,194.4  $1,578.0         39%
    -------------------------------------------------------------------------

EBITDA

   The following tables set forth EBITDA (defined as operating income (loss) before depreciation and amortization principally of goodwill related to business combinations) for the years ended December 31, 2000, 1999 and 1998. The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments. However, EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, net earnings, cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

----------------------------------------------------------------------------------
                                                                 Percent
                          Year ended December 31,            Better/(Worse)
                           2000      1999      1998    2000 vs. 1999 1999 vs. 1998
----------------------------------------------------------------------------------
EBITDA:
  Cable Networks         $1,495.0  $1,053.1  $  851.3        42%           24%
  Television                979.5     271.5     372.9       261           (27)
  Infinity                1,282.6       --        --         NM           --
  Entertainment             368.8     378.3     368.7        (3)            3
  Video                     534.8     520.3      39.9         3            NM
  Publishing                 71.3      74.0      71.2        (4)            4
  Online                   (182.1)    (48.4)     (3.5)     (276)           NM
----------------------------------------------------------------------------------
    Segment Total         4,549.9   2,248.8   1,700.5       102            32
  Corporate
   expenses/eliminations   (928.0)   (156.8)   (171.6)       NM             9
  Residual costs of
   discontinued
   operations               (77.5)      --        --         NM           --
----------------------------------------------------------------------------------
    Total EBITDA         $3,544.4  $2,092.0  $1,528.9        69%           37%
----------------------------------------------------------------------------------

NM--Not meaningful

    ----------------------------------------------------------------------
                                           Year ended          Percent
                                          December 31,      Better/(Worse)
                                          2000      1999    2000 vs. 1999
    ----------------------------------------------------------------------
     Pro Forma EBITDA:
       Cable Networks                   $1,566.3  $1,296.3         21%
       Television                        1,335.6     954.3         40
       Infinity                          1,794.1   1,505.5         19
       Entertainment                       368.8     317.9         16
       Video                               534.8     520.3          3
       Publishing                           71.3      74.0         (4)
       Online                             (231.4)    (82.1)      (182)
    ----------------------------------------------------------------------
         Segment Total                   5,439.5   4,586.2         19
       Corporate expenses/eliminations    (296.9)   (240.7)       (23)
       Residual costs of discontinued
        operations                        (120.8)    (84.5)       (43)
    ----------------------------------------------------------------------
         Total Pro Forma EBITDA         $5,021.8  $4,261.0         18%
    ----------------------------------------------------------------------

RESULTS OF OPERATIONS 2000 VERSUS 1999

   On a reported basis, revenues increased 56% to $20.0 billion for the year ended December 31, 2000 from $12.9 billion for 1999. Reported operating results for the year ended December 31, 2000 are not comparable with the prior year due to the CBS merger, merger-related charges and other non-recurring items.

   On a pro forma basis, revenues increased 8% to $23.4 billion for 2000 from $21.7 billion for 1999 with double digit increases at the Cable Networks, Infinity and Video segments. Increased advertising revenues drove Cable Networks and Infinity revenue growth. Increased same store revenues and the increase in the number of Company-operated stores drove Video segment revenue growth.

   On a reported basis, total expenses increased 61% to $18.7 billion for 2000 from $11.6 billion for 1999 principally reflecting expenses of CBS following the merger, an increase of $1.1 billion in amortization expense, merger related charges of $698 million and increases associated with revenue growth. On a pro forma basis, total expenses increased 5% to $21.2 billion for 2000 from $20.1 billion for 1999 principally reflecting increases associated with revenue growth.

   On a reported basis, EBITDA and operating income increased 69% to $3.5 billion and 6% to $1.3 billion, respectively, for 2000 from $2.1 billion and $1.2 billion, respectively for 1999.

Segment Results of Operations 2000 versus 1999

   Cable Networks (Basic Cable and Premium Subscription Television Program Services)

    -----------------------------------------------------
                            Year Ended
                           December 31,       Percent
                           2000     1999   Better/(Worse)
    -----------------------------------------------------
     As Reported:
       Revenues          $3,895.0 $3,045.5       28%
       Operating income  $1,250.0 $  932.4       34
       EBITDA            $1,495.0 $1,053.1       42
    -----------------------------------------------------
     Pro Forma:
       Revenues          $4,082.3 $3,610.0       13%
       Operating income  $1,268.6 $1,006.0       26
       EBITDA            $1,566.3 $1,296.3       21
    -----------------------------------------------------

   The Cable Networks segment is comprised of MTV Networks ("MTVN"), including, MTV, VH1, Nickelodeon, Nick at Nite, TV Land, TNN: The National Network and CMT, basic cable television program services; and Showtime Networks Inc. ("SNI"), owner of several premium subscription television program services.

   For the year, MTVN revenues of $2.9 billion, EBITDA of $1.3 billion and operating income of $1.1 billion increased 29%, 42% and 33%, respectively. The increase in MTVN's revenues reflect 28% higher worldwide advertising revenues principally driven by rate increases at MTV, VH1 and TV Land and higher affiliate fees. MTVN's EBITDA and operating income gains were driven by the increased revenues partially offset by increased programming and production expenses, principally at MTV and VH1. On a pro forma basis, MTVN revenues of $3.0 billion and EBITDA of $1.4 billion increased 14% and 21%, respectively, over the prior year's pro forma revenues of $2.7 billion and EBITDA of $1.1 billion. Pro forma results are presented as if the acquisition of the CBS Cable Networks, TNN and CMT, had occurred on January 1, 1999.

   For the year, SNI's revenues, EBITDA and operating income increased 10%, 21% and 24%, respectively, as compared with the prior year. The revenue increases were principally due to an increase of approximately 5.2 million subscriptions, up 22% over the prior year to 28.4 million subscriptions at December 31, 2000. Operating results reflect revenue increases attributable to the continued growth of direct broadcast satellite subscriptions partially offset by higher programming expenses and increased marketing for the promotion of original series.

   On January 23, 2001, the Company completed its acquisition of BET for approximately $3 billion, which principally represents the issuance of approximately 43.4 million shares of Viacom Class B Common Stock and the assumption by the Company of approximately $590 million in debt. Beginning first quarter of 2001, BET results will be reported as part of the Cable Networks segment.

   Television (CBS and UPN Television Networks and Stations; Television Production and Syndication)

    -----------------------------------------------------
                            Year Ended
                           December 31,       Percent
                           2000     1999   Better/(Worse)
    -----------------------------------------------------
     As Reported:
       Revenues          $5,381.7 $2,352.0      129%
       Operating income  $  431.2 $  143.4      201
       EBITDA            $  979.5 $  271.5      261
    -----------------------------------------------------
     Pro Forma:
       Revenues          $7,255.4 $7,073.7        3%
       Operating income  $  582.9 $  189.9      207
       EBITDA            $1,335.6 $  954.3       40
    -----------------------------------------------------

   The Television segment is comprised of the CBS and UPN Television Networks and stations, television production and syndication.

   For the year, Television segment pro forma revenues, EBITDA and operating income growth was principally driven by the strong performance at the CBS Network, television stations and at the United Paramount Network ("UPN"). CBS Network's pro forma revenues and EBITDA growth for 2000 were primarily due to increases in both upfront and scatter advertising pricing. Television stations pro forma results benefited from strong advertising pricing in local owned and operated TV markets. Approximately 80% of CBS Network's inventory for the 2000-2001 television season was sold in the upfront market and all day-parts achieved double digit price increases. The success of the CBS Network was led by its new reality-based television shows, including Survivor, the finale of which was second only to the Super Bowl as the most watched television event in 2000. Survivor also favorably impacted the ratings and revenue generated by other day parts, including News and Late Night. CBS Network's Monday night comedies, led by Everybody Loves Raymond, also posted significant year-to-year growth. CBS Network's strong revenue growth was partially offset by higher programming costs and election year expenses. CBS Network had the top two new dramas in the fall season with CSI: Crime Scene Investigation and The District. CBS Enterprises, which includes King World productions, reported higher pro forma revenues and EBITDA primarily due to increased domestic license fees from The Oprah Winfrey Show and Hollywood Squares, partially offset by lower revenues from The Roseanne Show.

   Paramount Television revenues for the full year 2000 were higher for continuing network and first run syndication shows including Entertainment Tonight, Judge Judy, Charmed, 7th Heaven and Judge Joe Brown. Syndication revenues included the first time syndication availability of Sabrina, The Teenage Witch and Moesha, and distribution fees from the initial syndication of Spin City; however, these contributions did not compare favorably with the prior year which included the last seasons of Beverly Hills 90210, Melrose Place, Sunset Beach, Star Trek: Deep Space Nine, and Sister, Sister and the first time syndication availability of JAG, Star Trek: Voyager, Viper and The Sentinel and higher library syndication revenues. Paramount Television's EBITDA also improved led by Frasier and Judge Judy combined with significant overhead savings resulting from the integration of Spelling Entertainment into Paramount Television. Revenues for the year ended December 31, 1999 also benefited from the recognition of a cable retransmission royalty settlement.

   Pro forma results assume that the CBS merger and the acquisitions of King World, two Texas television stations and the remaining 50% interest of UPN had occurred at the beginning of each period presented, exclude the third quarter 1999 Spelling restructuring charge and other non-recurring charges and reflect the adoption of the change in accounting as of January 1, 1999 as described below.

   In the second quarter of 2000, the Company elected early adoption of the AICPA's Statement of Position "Accounting by Producers or Distributors of Films" ("SOP 00-2") which is effective for financial statements for fiscal years beginning after December 15, 2000. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. As a result of the early adoption, Television recorded a pre-tax charge of $330 million, primarily related to Spelling Entertainment. This charge was recorded as a cumulative effect of a change in accounting and is not included in EBITDA and operating income above. Partially as a result of the adoption of SOP 00-2, prior year pro forma results are higher than the prior year as reported results due to the timing of distribution costs as required by SOP 00-2. The Television segment's operating results for 2000 were reduced by approximately $9 million due to this accounting change.

   License fees for completed television programming in syndication and on basic cable are recorded as revenue in the period that the products are available for such exhibition, which, among other reasons, may cause substantial fluctuation in operating results. As of December 31, 2000, the unrecognized revenues attributable to such licensing agreements were approximately $622 million.

   Infinity (Radio Stations, Outdoor Advertising Properties)

    -----------------------------------------------------
                            Year Ended
                           December 31,       Percent
                           2000     1999   Better/(Worse)
    -----------------------------------------------------
     As Reported:
       Revenues          $2,764.7      --        NM
       Operating income  $  589.4      --        NM
       EBITDA            $1,282.6      --        NM
    -----------------------------------------------------
     Pro Forma:
       Revenues          $4,037.2 $3,562.4       13%
       Operating income  $  727.8 $  479.8       52
       EBITDA            $1,794.1 $1,505.5       19
    -----------------------------------------------------

    NM--not meaningful

   The Infinity segment is comprised of owned and operated radio stations and outdoor advertising properties.

   For the year, Infinity Broadcasting, the Company's out-of-home media subsidiary, recorded pro forma revenues, EBITDA and operating income increases of 13%, 19% and 52%, respectively, principally driven by advertising revenue growth at both Infinity's radio stations and outdoor advertising businesses. Advertising revenue growth was primarily driven by higher advertising rates, reflecting increased demand for advertising at the majority of the radio stations and in the outdoor advertising business. Infinity Radio's pro forma net revenues and EBITDA increased 14% and 18%, respectively, principally reflecting strong growth in the top 15 radio markets, with New York, Los Angeles, Chicago and San Francisco delivering double-digit revenue and EBITDA growth for the year. Infinity's outdoor advertising businesses pro forma net revenues and EBITDA increased 13% and 23%, respectively. Pro forma results assume the acquisition of Infinity Broadcasting, as part of the CBS merger, and the completion of all acquisitions and related divestitures of radio and outdoor properties by Infinity Broadcasting, including the acquisition of Infinity Outdoor, formerly known as Outdoor Systems, Inc. and 18 radio stations from Clear Channel, occurred at the beginning of each period presented.

   On February 21, 2001, the Company announced the completion of its merger with Infinity Broadcasting. Under the terms of the merger, which is tax free for the stockholders of Infinity and Viacom, each share of Infinity Class A Common Stock not owned by the Company, approximately 36%, has been converted into the right to receive 0.592 of a share of Viacom Class B Common Stock.

   Entertainment (Production and distribution of Motion Pictures; as well as the operation of Movie Theaters, Theme Parks and Music Publishing)

    -----------------------------------------------------
                            Year Ended
                           December 31,       Percent
                           2000     1999   Better/(Worse)
    -----------------------------------------------------
     As Reported:
       Revenues          $2,758.3 $2,665.9        3%
       Operating income  $  209.7 $  231.1       (9)
       EBITDA            $  368.8 $  378.3       (3)
    -----------------------------------------------------
     Pro Forma:
       Revenues          $2,758.3 $2,665.9        3%
       Operating income  $  209.7 $  170.7       23
       EBITDA            $  368.8 $  317.9       16
    -----------------------------------------------------

   The Entertainment segment is comprised of Paramount Pictures, movie theaters, Paramount Parks and music publishing.

   For the year, Entertainment revenues increased 3% to $2.8 billion compared with the prior year, principally reflecting higher Features and Theaters revenues. Higher Features revenues were driven by increased worldwide theatrical and home video revenues as compared with 1999. Domestic theatrical revenues for 2000 included the strong performance of Mission: Impossible 2, What Women Want, Shaft, Rugrats in Paris: The Movie, Rules of Engagement, Snow Day and The Original Kings of Comedy. Foreign theatrical revenues for 2000 were higher primarily due to the success of Mission: Impossible 2, Shaft, Double Jeopardy and Sleepy Hollow. Home video revenues were higher and included contributions from Mission Impossible 2, Double Jeopardy, Runaway Bride, Sleepy Hollow and Rules of Engagement. Theater revenues were higher primarily as a result of additional new multiplex theaters opened since the end of 1999 and increased per capita spending. Parks' revenues were comparable with the prior year. Entertainment revenues for the prior year also included the recognition of a pay television license for library products and the renewal of a film processing agreement.

   For the year, Entertainment's EBITDA and operating income decreased 3% and 9%, respectively, primarily due to lower Theaters profits as a result of higher operating costs and costs associated with opening additional multiplexes in 2000. On a pro forma basis, Entertainment's EBITDA and operating income increased 16% and 23%, respectively, over the prior year. Pro forma results are presented as if the adoption of the change in accounting for motion pictures (as described below) had occurred at the beginning of each period presented. Parks' EBITDA and operating income for 2000 were higher than the prior year due to lower operating costs.

   As a result of the Company's adoption of SOP 00-2 in the second quarter of 2000, Paramount Pictures recorded a pre-tax charge of $423 million as a cumulative effect of a change in accounting which is not included in EBITDA and operating income above. For 2000, Entertainment's operating results were reduced by approximately $20 million due to this accounting change. Prior year's pro forma results are lower than the as reported results due to the timing of when distribution expenses are recognized as required by SOP 00-2.

   License fees for completed television exhibition of motion pictures are recorded as revenue in the period that the products are available for such exhibition, which, among other reasons, may cause substantial fluctuation in operating results. As of December 31, 2000, the unrecognized revenues attributable to such licensing agreements were approximately $1.0 billion.

   Video (Home Video and Game rental and retail through traditional stores and the Internet)

      ---------------------------------------------------
                            Year Ended
                           December 31,       Percent
                           2000     1999   Better/(Worse)
      ---------------------------------------------------
       Revenues          $4,960.1 $4,463.5       11%
       Operating income  $   75.7 $  127.9      (41)
       EBITDA            $  534.8 $  520.3        3
      ---------------------------------------------------

   The Video segment is comprised of Blockbuster's operations in the home video, DVD and video game rental and retailing business through traditional stores and the Internet.

   For the year, Video revenues increased 11% driven by an increase in same store revenues and the increase in the number of Company-operated stores. Worldwide same store revenues increased 5.6% for the year ended December 31, 2000 and worldwide rental revenues increased 5.9%. For the year, international same store revenues increased 11.6% and domestic same store revenues increased 4.3% over 1999. Blockbuster ended the year with 7,677 company-owned and franchise stores, a net increase of 524 stores over the prior year.

   Operating results for 2000 were impacted by Blockbuster's investment in its online operations, which began operations in the fourth quarter of 1999 and resulted in reductions to EBITDA and operating income of $53.4 million and $96.8 million, respectively. Excluding the amounts attributable to its online operations, Video's EBITDA and operating income increased 12% and 28%, respectively, as compared with the prior year. Additionally, during the fourth quarter of 2000, Blockbuster determined that the carrying value of certain hardware and capitalized software components primarily related to the e-commerce portion of its Internet site was impaired, and as a result, recorded a charge of approximately $31.6 million as part of depreciation expense. Pro forma results exclude the impact of this impairment charge from depreciation expense.

   For the year, Video's gross margin decreased to 59.0% from 60.5% principally due to an increase in the percentage of total revenues generated through revenue-sharing arrangements, as revenue-sharing arrangements on average have lower gross margins than do traditional buying arrangements. Blockbuster is continually evaluating its product mix and product offerings, as well as related strategic offerings, to try to optimize its stores' revenues and gross profit. Blockbuster intends to continue to increase its stores' depth of DVDs and other home entertainment products in response to accelerated consumer acceptance of DVD and other home entertainment products. These initiatives to optimize stores' revenues and gross profit may cause Blockbuster to alter the product mix in its stores. This continued consumer shift to DVD format may cause Blockbuster to rationalize its stores existing product mix which could result in a non-cash charge.

   Publishing (Consumer Publishing)

      -----------------------------------------------
                          Year Ended
                         December 31,     Percent
                          2000   1999  Better/(Worse)
      -----------------------------------------------
       Revenues          $596.0 $610.7       (2)%
       Operating income  $ 49.6 $ 54.3       (9)
       EBITDA            $ 71.3 $ 74.0       (4)
      -----------------------------------------------

   The Publishing segment is comprised of Simon & Schuster, which includes imprints such as Pocket Books, Scribner and The Free Press.

   For the year, Publishing experienced lower net sales at the Pocket Books and Trade divisions primarily due to lower frontlist sales which drove the EBITDA and operating income declines partially offset by increased license fees and lower product costs. In 2000, Trade division's best-selling titles included Before I Say Good-bye by Mary Higgins Clark, On Writing by Stephen King and Seat of the Soul by Gary Zukav and the Children's division best selling titles included Olivia by Ian Falconer.

   Online (Interactive Online Services)

      -----------------------------------------------------
                             Year Ended
                            December 31,        Percent
                            2000     1999    Better/(Worse)
      -----------------------------------------------------
       As Reported:
         Revenues          $ 100.7  $  29.8        238%
         Operating income  $(256.7) $ (64.5)      (298)
         EBITDA            $(182.1) $ (48.4)      (276)
      -----------------------------------------------------
       Pro Forma:
         Revenues          $ 113.2  $  43.2        162%
         Operating income  $(309.7) $(100.0)      (210)
         EBITDA            $(231.4) $ (82.1)      (182)
      -----------------------------------------------------

   The Company operates Internet sites that provide online music and offer a broad range of information, entertainment, news and promotional content.

   For the year the increase in Online revenues, as reported and pro forma, reflect increased license fees and higher advertising revenues. Operating losses, as reported and pro forma, were driven by increased marketing expenses for iWon.com (a consolidated subsidiary), which was launched in the fourth quarter of 1999, and increased spending at MTVi. Pro forma results assume the CBS merger had occurred at the beginning of each period presented. Effective January 1, 2001, the Company will present its online businesses as part of the Cable Networks and Television segments and the Company will account for iWon as a deconsolidated investment.

 Other Income and Expense Information 2000 versus 1999

 Corporate Expenses/Eliminations

   Corporate expenses/eliminations, excluding depreciation expense, of $928.0 million for 2000 are intersegment profit eliminations of $103.2 million and $650 million of merger-related charges (of which $400 million was non-cash). Pro forma corporate expenses, excluding intersegment profit eliminations and depreciation expense, were $193.8 million for the year ended December 31, 2000 as compared with $227.7 million for the prior year.

 Depreciation and Amortization

   For the year ended December 31, 2000, depreciation and amortization increased to $2.2 billion as compared with $844.7 million for 1999. This increase was primarily due to the Company's merger with CBS, which resulted in additional amortization expense of approximately $1.0 billion. The goodwill associated with the CBS merger of approximately $50 billion is being amortized on a straight-line basis over its useful life which does not exceed 40 years.

 Interest Expense

   Interest expense increased 83% to $822.3 million for 2000 from $448.9 million for 1999 due to higher average debt outstanding during 2000 as the Company assumed $3.7 billion of debt with the CBS merger. The Company had approximately $12.7 billion and $6.0 billion principal amount of debt outstanding (including current maturities) at December 31, 2000 and December 31, 1999, respectively, at weighted average interest rates of 7.6% and 7.5%, respectively.

 Interest Income

   Interest income increased 92% to $53.2 million for 2000 from $27.7 million for 1999 due to higher marketable securities as a result of the CBS merger and favorable returns on investments.

 Other Items, Net

   In 2000, "Other items, net" of $8.8 million principally reflects foreign exchange gains of $31.7 million and net gains on the sale of assets of approximately $44.3 million which were mostly offset by the write down of several internet cost investments to their current market value for approximately $66.9 million. In 1999, "Other items, net" of $17.8 million principally reflects a $25.2 million foreign exchange gain partially offset by a net loss of approximately $7.4 million from the sale of assets.

 Provision for Income Taxes

   The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The annual effective tax rates of 73.4% for 2000, excluding the 2000 merger-related charges of $698 million, and 48.8% for 1999 were adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the annual effective tax rates would have been 38.8% for 2000 and 35.4% for 1999.

 Equity in Loss of Affiliated Companies, Net of Tax

   "Equity in loss of affiliated companies, net of tax" was $124.2 million for 2000 as compared to $60.7 million for 1999, principally reflecting increased losses of internet equity ventures and losses in equity theater ventures partially offset by the improved performance of Comedy Central. In March 2000, the Company acquired the remaining 50% interest in UPN and began consolidating UPN's results of operations in the second quarter of 2000.

 Minority Interest

   Minority interest in 2000 primarily represents the minority ownership of Infinity Broadcasting and Blockbuster common stock. The Company acquired the remaining minority interest of Infinity Broadcasting that it did not own through a merger with Infinity, completed in February 2001.

 Extraordinary Loss

   In 1999, the Company recognized after-tax extraordinary losses on the early extinguishment of debt of $37.7 million, or a loss of $.06 per basic and diluted share.

 Cumulative Effect of Change in Accounting Principle

   For the year ended December 31, 2000, the Company recorded an after-tax non-cash charge of $452.3 million, or $.37 per basic and diluted share, resulting from the early adoption of the new accounting standard for motion pictures.

 Net Earnings (Loss)

   For the reasons described above, the Company reported a net loss of $816.1 million for 2000 as compared with net earnings of $334.0 million for 1999.

RESULTS OF OPERATIONS 1999 VERSUS 1998

   Revenues increased 6% to $12.9 billion for 1999 from $12.1 billion for 1998. Revenue increases were paced by gains in the Cable Networks, Video and Publishing segments. Cable Networks recorded higher advertising revenues and affiliate fees for the year. Video's revenue gains were led by increases in worldwide same store sales and the increased number of system-wide stores in 1999. Entertainment's revenues were down slightly for the year as its worldwide theatrical and home video contributions did not match the extraordinary box office and home video success in 1998 of Titanic, Deep Impact and the theatrical performance of Saving Private Ryan.

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

 Segment Results of Operations 1999 versus 1998

   The following discussion of Viacom's segment results has been reclassified to conform to the 2000 segment presentation. No pro forma discussion is presented for the 1999 versus 1998 yearly results.

   Cable Networks (Basic Cable and Premium Subscription Television Program Services)

      ---------------------------------------------------
                            Year Ended
                           December 31,       Percent
                           1999     1998   Better/(Worse)
      ---------------------------------------------------
       Revenues          $3,045.5 $2,607.9       17%
       Operating income  $  932.4 $  744.3       25
       EBITDA            $1,053.1 $  851.3       24
      ---------------------------------------------------

   For the year, MTVN revenues of $2.25 billion, EBITDA of $915.1 million and operating income of $816.9 million increased 21%, 23% and 24%, respectively. The increase in MTVN's revenues principally reflects higher worldwide advertising revenues, up 22% for the year, and higher affiliate fees, up 13%, along with the success of MTVN's consumer products licensing programs, including Rugrats and Blue's Clues. Advertising revenue growth was driven by rate increases at VH1 and MTV and higher unit volume at MTV. Nickelodeon's advertising revenue growth was driven by the increased number of units sold and lower average unit rates which was principally due to a 2% decline in spending in the Kids' advertising segment during 1999 as well as increased competition in that category. The increased revenues drove MTVN's EBITDA and operating income gains.

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

   Television (Television Stations; Television Production and Syndication)

      ---------------------------------------------------
                            Year Ended
                           December 31,       Percent
                           1999     1998   Better/(Worse)
      ---------------------------------------------------
       Revenues          $2,352.0 $2,271.4        4%
       Operating income  $  143.4 $  262.4      (45)
       EBITDA            $  271.5 $  372.9      (27)
      ---------------------------------------------------

   For the year, Television revenues were higher primarily due to higher syndication revenues from Judge Judy, the first time availability of JAG, Star
Trek: Voyager, The Sentinel and Viper, and from an additional season of Sister, Sister. Television programming revenues for the year also benefited from the recognition of a cable retransmission royalty settlement. For the year, the increase in programming revenues was partially offset by lower library syndication revenues.

   Television's EBITDA and operating income decreased 27% and 45%, respectively, as the 1999 results were impacted by the Spelling charge. The Spelling charge of $81.1 million was incurred in the third quarter of 1999, of which $70.3 million was recorded as a restructuring charge and $10.8 million was recorded as part of depreciation expense. The restructuring charge was primarily associated with the integration of Spelling's operations into Paramount Television, resulting in the elimination of duplicative sales forces and certain other back office functions. Excluding the impact of the Spelling charge, Television's EBITDA and operating income decreased 8% and 14%, respectively. For the year, Paramount television stations' revenues increased 2% to $437.1 million, EBITDA increased 2% to $151.5 million and operating income increased 1% to $100.6 million.

   License fees for completed television programming in syndication and on basic cable are recorded as revenue in the period that the products are available for such exhibition, which, among other reasons, may cause substantial fluctuation in operating results. As of December 31, 1999, the unrecognized revenues attributable to such licensing agreements were approximately $462.1 million.

   Entertainment (Production and distribution of Motion Pictures; as well as the operation of Movie Theaters, Theme Parks and Music Publishing)

      ---------------------------------------------------
                            Year Ended
                           December 31,       Percent
                           1999     1998   Better/(Worse)
      ---------------------------------------------------
       Revenues          $2,665.9 $2,914.3       (9)%
       Operating income  $  231.1 $  235.5       (2)
       EBITDA            $  378.3 $  368.7        3
      ---------------------------------------------------

   For the year, Entertainment's revenues decreased as 1999 results did not match the prior year's extraordinary box office and home video success of Titanic and Deep Impact and the theatrical performance of Saving Private Ryan. Entertainment's revenues included strong theatrical contributions from Varsity Blues, Payback, The General's Daughter, Runaway Bride, Double Jeopardy, Sleepy Hollow and The Talented Mr. Ripley, but did not match 1998's box office success of Titanic, Saving Private Ryan, Deep Impact, The Truman Show and The Rugrats Movie. Foreign home video revenues were higher primarily driven by Saving Private Ryan, The Rugrats Movie and The Truman Show, but were offset by lower domestic home video revenues which did not match

1998's release of Titanic. Theaters' revenues were higher primarily as a result of the new multiplex theaters opened since the end of 1998.

   Entertainment's EBITDA increased 3% principally due to the revenue items discussed above and a change in product mix while operating income decreased 2% reflecting higher depreciation expense for new theaters opened since the end of 1998. Theaters' EBITDA and operating income were lower for the year primarily due to the one-time costs associated with opening new multiplexes.

   Theme Parks' revenue, EBITDA and operating income declines for the year reflect declines in overall attendance primarily due to increased competition at two of the parks and generally less than favorable weather conditions.

   License fees for the television exhibition of motion pictures and for syndication and basic cable exhibition of television programming are recorded as revenue in the period that the products are available for such exhibition, which, among other reasons, may cause substantial fluctuation in operating results. As of December 31, 1999, the unrecognized revenues attributable to such licensing agreements were approximately $1.2 billion.

   Video (Home Video and Game rental and retail through traditional stores and the Internet)

      ----------------------------------------------------
                            Year Ended
                           December 31,        Percent
                           1999     1998    Better/(Worse)
      ----------------------------------------------------
       Revenues          $4,463.5 $3,893.4        15%
       Operating income  $  127.9 $ (342.2)       NM
       EBITDA            $  520.3 $   39.9        NM
      ----------------------------------------------------

      NM--not meaningful

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

   Excluding the amounts attributable to the investment in its Internet business and the effects of the 1998 charge, Video's EBITDA increased by $62.7 million, or 14%, reflecting the continuing success of revenue growth programs implemented in the first quarter of 1999 which emphasize tape copy depth, promote customer loyalty and reward customer frequency. For the year, Video's gross margin percentage decreased slightly to 60.5% from 60.8%, excluding the Internet business' results in 1999 and the $424.3 million charge taken in 1998.

   Publishing (Consumer Publishing)

      -----------------------------------------------
                          Year Ended
                         December 31,     Percent
                          1999   1998  Better/(Worse)
      -----------------------------------------------
       Revenues          $610.7 $564.6        8%
       Operating income  $ 54.3 $ 53.2        2
       EBITDA            $ 74.0 $ 71.2        4
      -----------------------------------------------

   For the year, the improved revenues and operating results are due principally to higher sales in the Trade division, led by the best selling titles Tis by Frank McCourt, Hearts in Atlantis by Stephen King and When Pride Still Mattered by David Maraniss. The Children's division revenues also increased for the year driven by higher sales including the best-selling title The Dance by Richard Paul Evans and Eloise at Christmastime by Kay Thompson.

   On November 27, 1998, the Company completed the sale of Non-Consumer Publishing for $4.6 billion in cash. The Company realized a gain of $65.5 million, net of tax, from the sale and presented Non-Consumer Publishing as a discontinued operation for 1998 and for all prior periods.

   Online (Interactive Online Services)

      ------------------------------------------------
                          Year Ended
                         December 31,      Percent
                          1999   1998   Better/(Worse)
      ------------------------------------------------
       Revenues          $ 29.8  $13.7       118%
       Operating income  $(64.5) $(7.5)       NM
       EBITDA            $(48.4) $(3.5)       NM
      ------------------------------------------------

      NM--not meaningful

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

 Other Income and Expense Information 1999 versus 1998

 Corporate Expenses/Eliminations

   Corporate expenses/eliminations, excluding depreciation expense, decreased 9% to $156.8 million for 1999 from $171.6 million for 1998. Corporate expenses of $174.1 million in 1999 increased 7% from $162.0 million in 1998 while the benefit from eliminations of $17.3 million increased over the prior year by approximately $21 million principally due to the timing of the recognition of intersegment sales.

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

 Equity in Loss of Affiliated Companies, Net of Tax

   "Equity in loss of affiliated companies, net of tax" was $60.7 million for 1999 as compared to $41.4 million for 1998 principally reflecting increased net operating losses of UPN and international ventures partially offset by the improved results of Comedy Central.

 Minority Interest

   Minority interest primarily represents the minority ownership of Blockbuster common stock in 1999 and Spelling common stock in 1998.

 Discontinued Operations

   For 1998, discontinued operations reflect the results of operations, net of tax, of Non-Consumer Publishing and the music retail stores which were sold on November 27, 1998 and October 26, 1998, respectively. Discontinued operations also reflect the gain from the sale of Non-Consumer Publishing of $65.5 million, net of tax, the loss from the sale of music retail stores of $138.5 million, net of tax, additional losses recognized for Virgin Interactive operations prior to disposal of $20.3 million, net of minority interest, the tax benefit associated with the disposal of Virgin Interactive of $134.0 million and the reversal of excess cable split-off reserves.

 Extraordinary Loss

   During 1999 and 1998, the Company recognized after-tax extraordinary losses on the early extinguishment of debt of $37.7 million and $74.7 million, respectively.

 Net Earnings (Loss)

   For the reasons described above, net earnings of $334.0 million for 1999 increased $456.4 million from a loss of $122.4 million for 1998.

 Acquisitions and Merger-Related Charges

   On May 4, 2000, CBS was merged with and into the Company (the "Merger"). The total purchase price of approximately $39.8 billion included approximately $37.7 billion for the issuance of 825.5 million shares of Viacom Class B Common Stock and 11,004 shares of Viacom Series C convertible preferred stock, which were subsequently converted into 11.0 million shares of Viacom Class B Common Stock and approximately $1.9 billion for the fair value of CBS stock options assumed by the Company and transaction costs. In addition, Viacom assumed approximately $3.7 billion of CBS debt.

   The Company presently holds television stations which reach approximately 41% of United States television households (as calculated for this purpose under rules and regulations of the Federal Communications Commission (the "FCC"), which apply a 50% discount to the reach of UHF stations). These stations reach approximately 6% in excess of the 35% limit permitted by FCC regulations. In connection with FCC approval of the Merger, the Company was given one year to come into compliance with the limit. The Company has challenged the rule in federal court and is seeking a stay of the requirement to come into compliance with the limit pending judicial review of the national ownership cap. The Company was also provided with one year to come into compliance with the FCC's "dual network" rule, which prohibits the Company from owning and controlling both CBS and UPN. On June 20, 2000, the FCC released a Notice of Proposed Rule Making, in which it proposes to modify the dual network rule, the effect of which would be to permit the Company to own both CBS and UPN.

   In the second quarter of 2000, the Company recorded non-recurring merger-related charges of $698 million ($505 million after-tax or $.41 per share), associated with the integration of Viacom and CBS and the acquisition of UPN (see Note 3). These amounts included non-cash charges of $415 million principally attributable to compensation for stock options and $283 million of cash payments and accrued liabilities for severance, transaction fees and costs. As of December 31, 2000, the Company had paid and charged approximately $92 million for severance liabilities, $27 million for transaction fees and $6 million related to integration costs.

   In June 1999, the Company completed its tender offer for all outstanding shares of Spelling common stock that it did not already own for $9.75 per share in cash and then acquired the remaining outstanding shares of Spelling not tendered through a merger of Spelling and a wholly owned subsidiary of the Company. As a result of the merger, each share of Spelling common stock was also converted into the right to receive $9.75 in cash. The consideration for tendered shares was approximately $176 million.

   In connection with the integration of the operations of Spelling into Paramount Television, the Company recorded a charge of approximately $81.1 million, of which $70.3 million was recorded as a restructuring charge and $10.8 million was recorded as part of depreciation expense in the third quarter of 1999. Included in the charge were severance and employee related costs of $48.1 million, lease termination and other occupancy costs of $17.7 million and other exit costs of $4.5 million. Severance and other employee related costs represent the costs to terminate approximately 250 employees engaged in legal, sales, marketing, finance, information systems, technical support and human resources for Spelling. Lease termination and other occupancy costs principally represent the expenses associated with vacating existing lease obligations in New York and Los Angeles. The depreciation expense of approximately $10.8 million was associated with the fixed asset write-offs for software, leasehold improvements and equipment located at these premises. As of December 31, 2000, the Company had paid and charged approximately $43.6 million against the severance liability, $11.3 million against lease termination and other occupancy costs, and $2.0 million against the other exit costs.

 Other Acquisitions

   On February 21, 2001, the Company completed a merger with Infinity Broadcasting, acquiring all of the issued and outstanding shares of Infinity common stock that it did not already own, approximately 36%. Under the terms of the merger, which is tax free for the stockholders of Infinity and Viacom, each share of Infinity Class A common stock was converted into the right to receive 0.592 of a share of Viacom Class B Common Stock. The total purchase price of approximately $13.4 billion represents the issuance of approximately 232 million shares of Viacom Class B Common Stock and the fair value of Infinity stock options assumed by the Company.

   On January 23, 2001, the Company completed its acquisition of BET for approximately $3 billion, which principally represents the issuance of approximately 43.4 million shares of Viacom Class B Common Stock and the assumption by the Company of approximately $590 million in debt.

   On September 15, 2000, Infinity Broadcasting completed the acquisition of Memphis radio stations WMC-AM and WMC-FM from Raycom Media for approximately $76 million.

   On August 24, 2000, Infinity Broadcasting completed the acquisition of 18 radio stations from Clear Channel for $1.4 billion in an asset transaction. These stations are located in San Diego, Phoenix, Denver, Cleveland, Cincinnati, Orlando and Greensboro--Winston-Salem.

   On July 1, 2000, Infinity Broadcasting completed the acquisition of Waterman Broadcasting Corporation of Texas ("Waterman Broadcasting") in exchange for approximately 2.7 million shares of Infinity Broadcasting Class A common stock valued at approximately $88 million. Waterman Broadcasting owns radio stations KTSA-AM and KTFM-FM in San Antonio, Texas.

   During the second quarter of 2000, Infinity Broadcasting completed the acquisition of Giraudy, one of France's largest outdoor advertising companies, for approximately $400 million. Infinity Broadcasting also acquired Societa Manifesti & Affisioni S.p.A., one of the leading Italian outdoor media sales companies, for approximately $90 million.

   On March 31, 2000, the Company acquired the remaining 50% interest in UPN that it did not already own. In the second quarter of 2000, the Company consolidated UPN's results of operations. Prior to this acquisition, the Company reported its proportionate share of net losses of UPN in "Equity in loss of affiliated companies, net of tax" in the Consolidated Statements of Operations.

Liquidity and Capital Resources

   The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures, share repurchase programs, joint ventures, commitments and payments of principal and interest on its outstanding indebtedness) with internally generated funds, in addition to various external sources of funds. The external sources of funds may include the Company's access to commercial paper and the Company's credit agreements, co-financing arrangements by the Company's various divisions relating to the production of entertainment products, and/or additional financings.

   As of December 31, 2000, the Company had certain restrictions on Infinity Broadcasting's cash balance of $143.0 million, reflected in the Company's consolidated cash amount of $934.5 million. Infinity Broadcasting's cash became available to Viacom upon the merger of Infinity into a subsidiary of Viacom, effective February 21, 2001.

   Subsequent to its August 1999 initial public offering, Blockbuster no longer participates in the Company's centralized cash management system. Cash generated by Blockbuster's operations is expected to be retained by Blockbuster to fund its anticipated cash requirements.

   The Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock and warrants of Viacom that may be issued for aggregate gross proceeds of $5.0 billion. The registration statement was declared effective on January 8, 2001. The net proceeds from the sale of the offered securities may be used by Viacom for general corporate purposes, including repayment of borrowings, working capital and capital expenditures; or for such other purposes as may be specified in the applicable Prospectus Supplement. To date, the Company has not issued any securities under the shelf registration statement.

   On July 7, 1999, the Viacom Five-Year Warrants expired. The Company received proceeds of approximately $317 million and issued approximately 9.0 million shares of its Class B Common Stock in connection with the exercise of
4.5 million warrants issued as part of the 1994 acquisition of Paramount Communications.

   At December 31, 2000, National Amusements, Inc. ("NAI") beneficially owned approximately 68% of Viacom Inc. Class A Common Stock and approximately 13% of Class A and Class B Common Stock on a combined basis.

 Share Repurchase Programs

   During 2000, the Company repurchased 10,000 shares of its Class A Common Stock and 34.2 million shares of its Class B Common Stock for approximately $1.95 billion in the aggregate. Fourth quarter 2000 repurchases included in this total amounted to $356.8 million. In January 2001, the Company repurchased 1.1 million shares of its Class B Common Stock for approximately $56.3 million. On February 1, 2001, the Company initiated a new repurchase program to acquire up to $2.0 billion of Viacom Class B Common Stock, and through March 19, 2001, the Company had repurchased under this program 2.8 million shares of its Class B Common Stock for $141.5 million.

   During 1999, the Company had repurchased 25,000 shares of its Class A Common Stock, 10.6 million shares of its Class B Common Stock and 1.1 million Viacom Five-Year Warrants, for approximately $466.4 million in the aggregate. During 1998, the Company had repurchased a total of 12,000 shares of its Class A Common Stock, 26.2 million shares of its Class B Common Stock and 5.5 million Viacom Five-Year Warrants, for approximately $822.0 million in the aggregate.

   On December 2, 1998, the Company repurchased 12 million shares of its convertible preferred stock from Bell Atlantic Corporation for $564 million in cash. On January 5, 1999, the Company repurchased the remaining 12 million shares of its convertible preferred stock from Bell Atlantic Corporation for $612 million in cash.

 Commitments and Contingencies

   The Company, Blockbuster and Paramount Home Entertainment are among the defendants in a lawsuit filed on July 21, 1999 in the United States District Court for the Western District of Texas by one former and three present independent video retailers against the major motion picture studios and the Company. The plaintiffs, purporting to act as class representatives on behalf of themselves and all others similarly situated, allege that the Company and the studios conspired among themselves and with Blockbuster to restrain competition in the nationwide market for distribution of videocassettes for rental to the public in violation of federal and California law. Plaintiffs seek injunctive relief under federal law as well as triple the amount of the alleged actual damages to themselves and those similarly situated under California statutes. In January 2001, plaintiffs moved to withdraw their California state law claims from the federal lawsuit in Texas and filed a substantially similar complaint with approximately 200 additional named plaintiffs in Superior Court for the County of Los Angeles. This complaint also sought certification of a nationwide class of similarly situated plaintiffs. In March 2001, the Texas court denied the plaintiffs' motion for class certification of both the federal and the California state law claims in the federal action and denied the plaintiffs' motion to withdraw their California state law claims from that action. The Company believes that the plaintiffs' position in these litigations is without merit and intends to defend itself vigorously in the litigations.

   The Company is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain products supplied by previously divested industrial business, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants in state and Federal courts. The Company was neither a manufacturer nor a producer of asbestos. As of December 31, 2000, the Company had pending approximately 99,590 asbestos cases, excluding cases in various stages of settlement. The Company has brought suit against certain of its insurance carriers with respect to asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers that have agreed to the settlement are now reimbursing the Company for a substantial portion of its current costs and settlement associated with asbestos claims. The Company believes that it has meritorious defenses to asbestos matters, that where appropriate it has adequately provided for resolution of matters and that any ultimate liability resulting from asbestos matters is not likely to have a material adverse effect on its results of operations, financial position or cash flows.

   The Company from time to time receives claims from federal and state environmental regulatory agencies and other entities asserting that it is or may be liable for environmental cleanup costs and related damages, principally relating to discontinued operations conducted by companies acquired by the Company. The Company's liabilities reflect management's best estimate of its environmental exposure. Such liability was not discounted or reduced by potential insurance recoveries and reflects management's estimate of cost sharing at multiparty sites. The estimated liability was calculated based upon currently available facts, existing technology and presently enacted laws and regulations. On the basis of its experience and the information currently available to it, the Company believes that the claims it has received will not have a material adverse effect on its results of operations, financial position or liquidity.

   In addition to the above matters, the Company and various of its subsidiaries are parties to certain other legal proceedings. Litigation is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that these matters are not likely to have a material adverse effect on its results of operations, financial position or cash flows.

   The commitments of the Company for program license fees, estimated to aggregate approximately $15.2 billion, are not reflected in the balance sheet as of December 31, 2000. These commitments include approximately $10.8 billion for the acquisition of sports programming rights. A majority of such fees are payable over several years, as part of normal programming expenditures. See
Note 15 of Notes to Consolidated Financial Statements for a description of the Company's future minimum lease commitments and franchise payments.

 Financial Position

   Current assets increased to $7.8 billion as of December 31, 2000 from $5.2 billion as of December 31, 1999, due to the addition of approximately $2.9 billion in current assets resulting from the CBS merger, partially offset by a reduction in inventory reflecting the impact of the adoption of SOP 00-2. The allowance for doubtful accounts as a percentage of receivables decreased to 5.8% for 2000 from 6.1% for 1999. The change in property and equipment principally reflects the addition of approximately $3.1 billion in fixed assets due to the Merger and capital expenditures of $659.0 million for new and existing video stores and construction of new movie theaters, partially offset by depreciation expense of $799.7 million. Intangibles of $62.0 billion at December 31, 2000 increased by $50.5 billion compared to $11.5 billion as of December 31, 1999, principally reflecting the CBS merger and other acquisitions. Current liabilities increased $3.4 billion to $7.8 billion as of December 31, 2000 due to the addition of approximately $3.2 billion resulting from the Merger. Non-current liabilities of $19.9 billion reflect the inclusion of $3.7 billion of debt and $5.6 billion of other liabilities from the Merger. The minority interest balance of $7.0 billion as of December 31, 2000 included $5.7 billion of the minority ownership interest of Infinity.

   The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties. The Company's receivables do not represent significant concentrations of credit risk at December 31, 2000, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

 Cash Flows

   Net cash flow provided by operating activities of $2.3 billion in 2000 primarily reflects the net loss of $816.1 million adjusted for non-cash expenses of $2.2 billion for depreciation and amortization, $415 million of merger-related charges and $753.9 million for the cumulative effect of change in accounting principle partially offset by increases to receivables and payment of accrued liabilities. Net cash flow from operations of $294.1 million in 1999 primarily reflected net earnings of $334.0 million plus depreciation and amortization expenses of $844.7 million, partially offset by the increased investment in inventory of $512.7 million and an increase in unbilled receivables of $120.7 million. Net cash expenditures for investing activities of $2.9 billion for 2000 principally reflect capital expenditures of $659.0 million and acquisitions of $2.4 billion principally for radio stations and outdoor businesses. Net cash expenditures for investing activities of $1.1 billion for 1999 principally reflect capital expenditures and the Spelling transaction as well as acquisitions of video stores and television stations. Financing activities for 2000 principally reflect approximately $3.1 billion of borrowings from banks and proceeds from the issuance of senior notes and debentures partially offset by the purchase of treasury stock. Financing activities for 1999 principally reflect borrowings and repayment of debt as well as the repurchase of the Company's common stock, warrants and convertible preferred stock.

   Planned capital expenditures, including information systems costs, are approximately $625 million to $675 million in 2001. Capital expenditures are primarily related to capital additions for cable networks, television and radio equipment, new and existing video stores and theme park attractions. The Company's joint ventures are expected to require estimated net cash contributions of approximately $15 million to $25 million in 2001.

   For the year ended December 31, 2000, cash flow from operating activities used to fund federal, state and local and foreign income taxes amounted to $61.2 million. Certain non-recurring tax deductions significantly reduced cash taxes paid in 2000. These tax deductions in the aggregate totaled $2.3 billion and included severance costs relating to the Merger, the adoption of SOP 00-2, the amortization of a prior year cumulative change in an income tax method of accounting for inventory at Blockbuster, stock option exercises and limited right stock option exercises arising from the Merger. With the absence of such deductions, cash taxes to be paid in 2001 are expected to increase significantly.

Capital Structure

   The following table sets forth the Company's long-term debt:

      -----------------------------------------------------------------------
       At December 31,                                       2000      1999
      -----------------------------------------------------------------------
       Notes payable to banks, including commercial paper  $ 5,735.5 $3,054.2
       Senior debt                                           5,662.7  2,310.9
       Senior subordinated debt                                664.4     35.3
       Subordinated debt                                        39.4      --
       Other notes                                              43.5      --
       Obligations under capital leases                        552.2    591.6
      -----------------------------------------------------------------------
                                                            12,697.7  5,992.0
       Less current portion                                    223.9    294.3
      -----------------------------------------------------------------------
                                                           $12,473.8 $5,697.7
      -----------------------------------------------------------------------

   Debt, including the current portion, as a percentage of total capitalization of the Company decreased to 21% at December 31, 2000 from 35% at December 31, 1999.

   As a result of the Merger, Viacom assumed approximately $3.7 billion of CBS debt.

   On March 28, 2000, the Viacom Credit Agreements were amended to allow for the merger of CBS with and into the Company. On April 17, 2000, the CBS credit agreement, which consisted of a $1.5 billion revolving credit facility maturing August 29, 2001 and the Infinity credit agreement, which consisted of a $1.5 billion revolving credit facility maturing August 29, 2001, were amended to allow for the merger of CBS with and into the Company. On May 3, 2000, Infinity Broadcasting entered into two new credit facilities, totaling $1.95 billion, comprised of a $1.45 billion 5-year revolving credit facility and a $500 million 364-day revolving credit facility. Borrowing rates under the CBS and Infinity facilities were determined at the time of each borrowing and were based generally on a floating rate index, the London Interbank Offer Rate ("LIBOR"), plus a margin based on the respective senior unsecured debt rating.

   On March 7, 2001, the Company cancelled all of the above-mentioned credit agreements other than the Infinity Broadcasting $1.45 billion facility, and entered into two new credit facilities. These two new facilities total $3.5 billion and are comprised of a $1.5 billion 5-year revolving credit facility and a $2.0 billion 364-day revolving credit facility. The Company also amended and restated the Infinity Broadcasting $1.45 billion facility, substantially to conform to the terms and conditions of the new $1.5 billion 5-year revolving credit facility and to designate the Company as the borrower. The primary purpose of the facilities is to support commercial paper borrowings. The Company, at its option, may borrow in certain foreign currencies up to specified limits under the new $1.5 billion 5-year revolving credit facility. Borrowing rates under the facilities are determined at the time of each borrowing and are based generally on LIBOR plus a margin based on the Company's senior unsecured debt rating. At December 31, 2000, LIBOR for borrowing periods of one month and two months were 6.56% and 6.49%, respectively.

   The new and amended facilities contain certain covenants which, among other things, require that the Company maintain a minimum interest coverage ratio. At December 31, 2000, the Company was in compliance with the financial covenants. The Company expects to be in compliance and satisfy all such covenants as may be applicable from time to time during 2001.

   The Company pays a commitment fee based on the total amount of the loan commitments. As of March 7, 2001, the facilities totaled $4.95 billion.

   In March 2001, the Company increased its commercial paper program from $4.0 billion to $4.95 billion and Infinity Broadcasting cancelled its $3.25 billion commercial paper program. Borrowings under the program have maturities of less than a year and are supported by unused committed bank facilities. At December 31, 2000, the Company had borrowings under the program of approximately $1.7 billion and Infinity Broadcasting had borrowings under its commercial paper program of approximately $2.1 billion.

   On January 9, 2001, the Company issued, under Rule 144A, $400 million of 6.40% unsecured senior notes due January 30, 2006, $500 million of 7.70% unsecured senior notes due July 30, 2010, and $750 million of 7.875% unsecured senior debentures due July 30, 2030; interest on the senior notes and debentures will be payable semi-annually. Proceeds from the debt issuance were used to repay bank debt, including commercial paper. During March 2001, these notes and debentures were exchanged for registered notes and debentures. The unsecured senior debentures and the unsecured senior notes due July 30, 2010 are redeemable at any time at their principal amount plus the applicable premium and accrued interest.

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

   On February 1, 2001, the Company redeemed all $60.3 million outstanding of Infinity Broadcasting's 9% senior subordinated notes due 2006 at a redemption price equal to 104.5% of the principal amount. On December 1, 2000, the Company redeemed all $105.3 million outstanding of Infinity Broadcasting's 9.75% senior subordinated notes due 2005 at a redemption price equal to 104.9% of the principal amount.

   During 1999, the Company redeemed the remaining $211.8 million principal amount of its 8% merger debentures outstanding and recognized an extraordinary loss of $37.4 million, net of tax, on the early redemption.

   The Company has classified short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis. The Company's scheduled maturities of long-term debt outstanding at December 31, 2000, excluding capital leases, are as follows:

    ----------------------------------------------------------
                                  Year of Maturity
                        2001     2002    2003   2004    2005
    ----------------------------------------------------------
      Long-term debt  $1,557.8 $2,507.4 $911.7 $667.5 $2,924.8
    ----------------------------------------------------------

 Blockbuster Credit Agreement

   On June 21, 1999, Blockbuster entered into a $1.9 billion unsecured credit agreement (the "Blockbuster Credit Agreement") with a syndicate of banks. The Blockbuster Credit Agreement was comprised of a $700 million long-term revolver due July 1, 2004; a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600 million short-term revolver, which was paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the Blockbuster Credit Agreement from $1.9 billion to $1.3 billion. Interest rates under the Blockbuster Credit Agreement are based on the prime rate or LIBOR at Blockbuster's option at the time of borrowing. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (.25% at December 31, 2000).

   The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster's common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At December 31, 2000, Blockbuster was in compliance with all financial covenants under the Blockbuster Credit Agreement.

   On June 23, 1999, Blockbuster borrowed $1.6 billion, comprised of $400 million borrowed under the long-term revolver, $600 million borrowed under the term loan, and $600 million under the short-term revolver. The proceeds of the borrowings were used to pay amounts owed to Viacom. Blockbuster repaid $442.9 million of the short-term revolver through proceeds from its initial public offering and repaid the remaining $157.1 million of the short-term revolver during the year ended December 31, 2000. Blockbuster had $278.0 million of available borrowing capacity under the long-term revolver at December 31, 2000. The weighted average interest rate at December 31, 2000 for these borrowings was 8.0%.

   Blockbuster's scheduled maturities of long-term debt outstanding at December 31, 2000, excluding capital leases, are as follows:

    -----------------------------------------------
                            Year of Maturity
                     2001  2002   2003   2004  2005
    -----------------------------------------------
     Long-term debt  $8.0 $158.8 $279.3 $599.9 $1.0
    -----------------------------------------------

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

   The Company entered into interest rate exchange agreements with off-balance sheet risk in order to reduce its exposure to changes in interest on its variable rate long-term debt and/or take advantage of changes in interest rates. These interest rate exchange agreements include interest rate swaps and interest rate caps. At December 31, 2000, the Company had no interest rate exchange agreements outstanding with commercial banks.

Other Matters

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

   In 1999, the Company announced that it intended to split-off Blockbuster by offering to exchange all of its shares of Blockbuster common stock for shares of the Company's common stock. The split-off was subject to approval by the Company's Board of Directors and an assessment of market conditions. The Company no longer has any plans for the split-off of Blockbuster.

 Recent Pronouncements

   In June 2000, the Company elected early adoption of Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Under the new accounting standard, all exploitation costs such as advertising expenses, marketing costs and video duplication costs for theatrical and television product will be expensed as incurred, whereas under the old accounting standards, these costs were capitalized and amortized over the products' lifetime. As a result of this early adoption in the second quarter of 2000, the Company recorded a pre-tax non-cash charge of $754 million ($452 million after-tax or $.37 per share). This charge has been reflected as a cumulative effect of a change in accounting principle, effective January 1, 2000, in the consolidated statement of operations for the year ended December 31, 2000. Under the SOP 00-2 for the year ended December 31, 2000, the Company reported lower operating results of approximately $77 million.

   In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement 139 ("SFAS 139") which rescinds FASB Statement 53 on financial reporting by motion picture film producers or distributors. SFAS 139 requires public companies to follow the guidance provided by SOP 00-2.

   In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective for fiscal years beginning after June 15, 2000, as amended by Statements 137 and 138 in June 1999 and June 2000, respectively. These statements require companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The statements also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of the derivatives either be offset against the change in fair value of assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. The Company adopted SFAS 133, as amended, on January 1, 2001, which resulted in an immaterial impact on the Company's consolidated results of operations and financial position.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the fourth quarter of 2000, the Company adopted SAB 101 and accordingly, reclassified previously reported gross revenues in its Television and Entertainment segments to a net basis.

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

Cautionary Statement Concerning Forward-Looking Statements

   This document and the documents incorporated by reference into this Form 10-K, including "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition", contain both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements.

   The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in the Company's forward-looking statements:

  . The Company derives substantial revenues from the sale of advertising time on its over-the-air networks, basic cable networks, television stations, radio stations and outdoor businesses. The advertising market has recently experienced softness. The sale of advertising time is affected by viewer demographics, viewer ratings and market conditions for advertising time. Adverse changes to any of these factors could have a negative effect on revenues.

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

  . The Company's basic cable networks and premium subscription television networks are dependent on affiliation agreements with cable and direct broadcast satellite distributors on acceptable terms. The loss of carriage on such distributors, or continued carriage on less favorable terms, could adversely affect, with respect to basic cable networks, revenues from subscriber fees and the ability to sell advertising time, and with respect to premium subscription television networks, subscriber fee revenues.

  . Some of the Company's businesses are seasonal. More specifically, the home video business and consumer publishing business are subject to increased periods of demand coinciding with summer and winter holidays, while a substantial majority of the theme parks operating income is generated from May through September. In addition, the home video and theme parks businesses' revenues are influenced by weather.

  . Changes in FCC laws and regulations could, directly or indirectly, adversely affect the operations and ownership of the Company's properties.

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

  . Labor agreements covering the services of writers and actors which the Company utilizes in its motion picture and television businesses are currently scheduled to expire during 2001. Work stoppages and/or higher costs in connection with these agreements could adversely impact the ability of the Company to produce or acquire new programming.

  . Other economic, business, competitive and/or regulatory factors affecting the Company's businesses generally.

   These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this document are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. The Company cannot assure you that projected results or events will be achieved. You should review carefully all information, including the financial statements and the notes to the financial statements, included or incorporated by reference into this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

   Response to this item is included in "Item 7--Management's Discussion and Analysis of Results of Operations and Financial Condition--Market Risk."

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Viacom Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity and comprehensive income present fairly, in all material respects, the financial position of Viacom Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

February 12, 2001, except for the first paragraph of Note 2, which is as of February 21, 2001

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

   The Company maintains internal accounting control systems and related policies and procedures designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and properly recorded, and that accounting records may be relied upon for the preparation of consolidated financial statements and other financial information. The design, monitoring, and revision of internal accounting control systems involve, among other things, management's judgment with respect to the relative cost and expected benefits of specific control measures. The Company also maintains an internal audit function which evaluates and reports on the adequacy and effectiveness of internal accounting controls, policies and procedures.

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

                                          Viacom Inc.

                                                  /s/ Sumner M. Redstone
                                          By: _________________________________
                                                    Sumner M. Redstone
                                                 Chairman of the Board of
                                                        Directors,
                                                  Chief Executive Officer

                                                  /s/ Fredric G. Reynolds
                                          By: _________________________________
                                                    Fredric G. Reynolds
                                                 Executive Vice President,
                                                  Chief Financial Officer

                                                    /s/ Susan C. Gordon
                                          By: _________________________________
                                                      Susan C. Gordon
                                                Vice President, Controller,
                                                 Chief Accounting Officer

                          VIACOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In millions, except per share amounts)

-------------------------------------------------------------------------------
                                                  Year Ended December 31,
                                                 2000       1999       1998
-------------------------------------------------------------------------------
Revenues                                       $20,043.7  $12,858.8  $12,096.1
-------------------------------------------------------------------------------
Expenses:
  Operating                                     11,707.1    8,337.9    8,506.3
  Selling, general and administrative            4,093.7    2,358.6    2,060.9
  Merger-related and restructuring charges         698.5       70.3        --
  Depreciation and amortization                  2,223.5      844.7      777.3
-------------------------------------------------------------------------------
    Total expenses                              18,722.8   11,611.5   11,344.5
-------------------------------------------------------------------------------
Operating income                                 1,320.9    1,247.3      751.6
Interest expense                                  (822.3)    (448.9)    (622.4)
Interest income                                     53.2       27.7       23.4
Other items, net                                     8.8       17.8      (15.3)
-------------------------------------------------------------------------------
Earnings from continuing operations before
 income taxes                                      560.6      843.9      137.3
Provision for income taxes                        (729.8)    (411.4)    (138.7)
Equity in loss of affiliated companies, net
 of tax                                           (124.2)     (60.7)     (41.4)
Minority interest, net of tax                      (70.4)       (.1)       (.7)
-------------------------------------------------------------------------------
Net earnings (loss) from continuing
 operations before extraordinary loss and
 cumulative effect of change in accounting
 principle                                        (363.8)     371.7      (43.5)
Discontinued operations loss, net of tax             --         --       (54.1)
Net gain on dispositions, net of tax                 --         --        49.9
-------------------------------------------------------------------------------
Net earnings (loss) before extraordinary loss
 and cumulative effect of change in
 accounting principle                             (363.8)     371.7      (47.7)
Extraordinary loss, net of tax                       --       (37.7)     (74.7)
Cumulative effect of change in accounting
 principle, net of tax                            (452.3)       --         --
-------------------------------------------------------------------------------
Net earnings (loss)                               (816.1)     334.0     (122.4)
Cumulative convertible preferred stock
 dividend requirement                                --         (.4)     (57.2)
(Premium) discount on repurchase of preferred
 stock                                               --       (12.0)      30.0
-------------------------------------------------------------------------------
Net earnings (loss) attributable to common
 stock                                         $  (816.1) $   321.6  $  (149.6)
-------------------------------------------------------------------------------
Basic earnings per common share:
  Earnings (loss) from continuing operations   $    (.30) $     .52  $    (.10)
  Net earnings (loss)                          $    (.67) $     .46  $    (.21)
-------------------------------------------------------------------------------
Diluted earnings per common share:
  Earnings (loss) from continuing operations   $    (.30) $     .51  $    (.10)
  Net earnings (loss)                          $    (.67) $     .45  $    (.21)
-------------------------------------------------------------------------------
Weighted average number of common shares:
  Basic                                          1,225.3      695.2      708.7
  Diluted                                        1,225.3      709.5      708.7
-------------------------------------------------------------------------------

                See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)

-------------------------------------------------------------------------------
                                                            At December 31,
                                                            2000       1999
-------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                               $   934.5  $   680.8
  Receivables, less allowances of $246.2 (2000) and
   $109.5 (1999)                                            3,964.1    1,697.4
  Inventory (Note 8)                                        1,402.0    1,959.5
  Other current assets                                      1,531.8      860.7
-------------------------------------------------------------------------------
    Total current assets                                    7,832.4    5,198.4
-------------------------------------------------------------------------------
Property and Equipment:
  Land                                                        713.8      450.3
  Buildings                                                   837.1      660.1
  Capital leases                                              852.5      881.9
  Advertising structures                                    2,076.5        --
  Equipment and other                                       4,505.8    3,263.6
-------------------------------------------------------------------------------
                                                            8,985.7    5,255.9
  Less accumulated depreciation and amortization            2,383.9    1,830.6
-------------------------------------------------------------------------------
    Net property and equipment                              6,601.8    3,425.3
-------------------------------------------------------------------------------
Inventory (Note 8)                                          3,632.9    2,829.5
Intangibles, at amortized cost                             62,004.1   11,478.9
Other assets                                                2,574.9    1,554.3
-------------------------------------------------------------------------------
  Total Assets                                            $82,646.1  $24,486.4
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                        $ 1,261.1  $   544.4
  Accrued expenses                                          2,790.2    1,431.2
  Deferred income                                             605.9      371.4
  Accrued compensation                                        642.0      473.3
  Participants' share, residuals and royalties payable      1,220.3    1,087.2
  Program rights                                              709.8      196.9
  Income taxes payable                                        305.0        1.0
  Current portion of long-term debt                           223.9      294.3
-------------------------------------------------------------------------------
    Total current liabilities                               7,758.2    4,399.7
-------------------------------------------------------------------------------
Long-term debt (Note 10)                                   12,473.8    5,697.7
Pension and postretirement benefit obligation (Note 14)     1,636.8      245.0
Other liabilities                                           5,770.2    1,765.5
Commitments and contingencies (Note 15)
Minority interest                                           7,040.2    1,246.5
Stockholders' Equity:
  Class A Common Stock, par value $.01 per share; 500.0
   shares authorized; 138.9 (2000) and 139.7 (1999)
   shares issued                                                1.4        1.4
  Class B Common Stock, par value $.01 per share; 3,000.0
   shares authorized; 1,454.7 (2000) and 606.6 (1999)
   shares issued                                               14.5        6.1
  Additional paid-in capital                               50,729.9   10,338.5
  Retained earnings                                         1,431.8    2,247.9
  Accumulated other comprehensive loss (Note 1)              (152.5)     (30.2)
-------------------------------------------------------------------------------
                                                           52,025.1   12,563.7
  Less treasury stock, at cost; 1.4 (2000 and 1999) Class
   A shares and 96.3 (2000) and 47.1 (1999) Class B
   shares                                                   4,058.2    1,431.7
-------------------------------------------------------------------------------
    Total stockholders' equity                             47,966.9   11,132.0
-------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity              $82,646.1  $24,486.4
-------------------------------------------------------------------------------

                See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

-------------------------------------------------------------------------------
                                                   Year Ended December 31,
                                                    2000      1999      1998
-------------------------------------------------------------------------------
Operating Activities:
  Net earnings (loss)                             $ (816.1) $  334.0  $ (122.4)
  Adjustments to reconcile net earnings (loss) to
   net cash flow from operating activities:
  Depreciation and amortization                    2,223.5     844.7     777.3
  Merger-related and restructuring charges           698.5      70.3       --
  Cumulative effect of change in accounting
   principle                                         753.9       --        --
  Loss (gain) on dispositions                         25.6     (33.7)   (168.8)
  Loss on redemption of debt, net of tax               --       37.7     126.6
  Equity in loss of affiliated companies             124.2      60.7      41.4
  Distribution from affiliated companies              48.3      26.4      17.9
  Minority interest                                   70.4        .1        .7
  Barter revenues                                   (125.2)      --        --
  Amortization of deferred financing costs            17.9      15.4      16.1
Change in operating assets and liabilities:
  Decrease (increase) in receivables                (377.9)     61.7     135.6
  Decrease (increase) in inventory and related
   program liabilities, net                         (157.3)   (603.4)    367.1
  Increase in other current assets                  (172.2)    (49.4)   (119.7)
  Decrease (increase) in unbilled receivables        (55.7)   (120.7)    105.0
  Increase (decrease) in accounts payable and
   accrued expenses                                 (200.1)    (19.7)    192.6
  Increase (decrease) in income taxes payable and
   net deferred taxes                                166.9    (344.5)   (563.9)
  Increase in deferred income                         76.5      57.0       7.4
  Other, net                                          22.1     (42.5)     51.2
-------------------------------------------------------------------------------
Net cash flow provided by operating activities     2,323.3     294.1     864.1
-------------------------------------------------------------------------------
Investing activities:
  Acquisitions, net of cash acquired              (2,380.0)   (312.4)   (126.4)
  Capital expenditures                              (659.0)   (706.2)   (603.5)
  Investments in and advances to affiliated
   companies                                        (239.2)   (161.6)   (100.3)
  Purchases of short-term investments                (89.9)   (416.2)   (151.6)
  Proceeds from sale of short-term investments       307.4     406.3     101.4
  Proceeds from dispositions                         190.6     114.3   4,950.1
  Proceeds from sale of cost investments               9.2       4.0     167.3
  Other, net                                           --      (35.8)    (18.6)
-------------------------------------------------------------------------------
Net cash flow provided by (used for) investing
 activities                                       (2,860.9) (1,107.6)  4,218.4
-------------------------------------------------------------------------------
Financing activities:
  Borrowings from (repayments to) banks,
   including commercial paper                      1,413.4   2,184.8  (2,383.0)
  Proceeds from issuance of senior notes and
   debentures                                      1,682.9       --        --
  Purchase of treasury stock and warrants         (1,945.4)   (478.8)   (809.6)
  Repayment of notes and debentures                 (331.9) (1,075.3)   (869.3)
  Repurchase of Preferred Stock                        --     (611.9)   (564.0)
  Payment on capital lease obligations              (130.6)   (106.5)   (110.7)
  Purchase of treasury stock by subsidiary           (84.1)      --        --
  Net proceeds from issuance of subsidiary stock       --      430.7       --
  Proceeds from exercise of stock options and
   warrants                                          187.0     390.8     182.8
  Payment of Preferred Stock dividends                 --       (7.8)    (64.8)
  Other, net                                           --        1.0      11.1
-------------------------------------------------------------------------------
Net cash flow provided by (used for) financing
 activities                                          791.3     727.0  (4,607.5)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                         253.7     (86.5)    475.0
Cash and cash equivalents at beginning of year       680.8     767.3     292.3
-------------------------------------------------------------------------------
Cash and cash equivalents at end of year          $  934.5  $  680.8  $  767.3
-------------------------------------------------------------------------------

                See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                                 (In millions)

                                        Year ended December 31,
                          --------------------------------------------------------
                                2000                1999               1998
                          --------------------------------------------------------
                          Shares    Amount    Shares   Amount    Shares   Amount
-----------------------------------------------------------------------------------
Convertible Preferred
 Stock:
 Balance, beginning of
  year                        --   $     --    12.0   $   600.0   24.0   $ 1,200.0
 Repurchase of Preferred
  Stock                       --         --   (12.0)     (600.0) (12.0)     (600.0)
-----------------------------------------------------------------------------------
 Balance, end of year         --         --     --          --    12.0       600.0
-----------------------------------------------------------------------------------
Class A Common Stock:
 Balance, beginning of
  year                      139.7        1.4  141.6         1.4  140.7         1.4
 Exercise of stock
  options and warrants        --         --     --          --      .9         --
 Conversion of A shares
  into B shares               (.8)       --    (1.9)        --     --          --
-----------------------------------------------------------------------------------
 Balance, end of year       138.9        1.4  139.7         1.4  141.6         1.4
-----------------------------------------------------------------------------------
Class B Common Stock:
 Balance, beginning of
  year                      606.6        6.1  591.9         5.9  581.1         5.8
 Exercise of stock
  options and warrants       10.8         .1   12.8          .2   10.8          .1
 Issuance of stock for
  CBS acquisition           836.5        8.3    --          --     --          --
 Conversion of A shares
  into B shares                .8        --     1.9         --     --          --
-----------------------------------------------------------------------------------
 Balance, end of year     1,454.7       14.5  606.6         6.1  591.9         5.9
-----------------------------------------------------------------------------------
Additional Paid-In
 Capital:
 Balance, beginning of
  year                              10,338.5           10,574.7           10,329.5
 Exercise of stock
  options and warrants,
  net of tax benefit                   349.7              443.5              280.1
 Loss on Blockbuster
  Offering                               --              (662.1)               --
 Warrants repurchased                    --               (17.6)             (34.9)
 Issuance of stock for
  CBS acquisition                   39,641.7                --                 --
 Stock option
  acceleration
  attributable to CBS
  acquisition                          400.0                --                 --
-----------------------------------------------------------------------------------
 Balance, end of year               50,729.9           10,338.5           10,574.7
-----------------------------------------------------------------------------------
Retained Earnings:
 Balance, beginning of
  year                               2,247.9            1,932.9            2,089.0
 Net earnings (loss)                  (816.1)             334.0             (122.4)
 Preferred Stock
  dividend requirement                   --                 (.4)             (57.2)
 Discount (premium) on
  repurchase of
  Preferred Stock                        --               (12.0)              30.0
 Exercise of stock
  options                                --                (6.6)              (6.5)
-----------------------------------------------------------------------------------
 Balance, end of year                1,431.8            2,247.9            1,932.9
-----------------------------------------------------------------------------------
Accumulated Other
 Comprehensive Income
 (Loss):
 Balance, beginning of
  year                                 (30.2)             (67.1)             (12.6)
 Other comprehensive
  income (loss)                       (122.3)              36.9              (54.5)
-----------------------------------------------------------------------------------
 Balance, end of year                 (152.5)             (30.2)             (67.1)
-----------------------------------------------------------------------------------
Treasury Stock, at cost:
 Balance, beginning of
  year                       48.5   (1,431.7)  38.5      (998.2)  13.0      (229.5)
 Common Stock
  repurchased                34.2   (1,945.4)  10.6      (448.8)  26.2      (787.0)
 Exercise of stock
  options (Class B)           --         --     (.6)       15.3    (.7)       18.3
 Shares held in trust        15.0     (681.1)   --          --     --          --
-----------------------------------------------------------------------------------
 Balance, end of year        97.7   (4,058.2)  48.5    (1,431.7)  38.5      (998.2)
-----------------------------------------------------------------------------------
Total Stockholders'
 Equity                            $47,966.9          $11,132.0          $12,049.6
-----------------------------------------------------------------------------------
Comprehensive Income
 (Loss):
 Net earnings (loss)               $  (816.1)         $   334.0          $  (122.4)
-----------------------------------------------------------------------------------
Other Comprehensive
 Income (Loss):
 Unrealized (loss) gain
  on securities                        (92.8)              15.8               85.2
 Reclassification
  adjustment for
  realized (gains)
  losses, net of tax                    45.3               (2.3)            (118.9)
 Cumulative translation
  adjustments                          (71.4)              21.2              (19.0)
 Minimum pension
  liability adjustment                  (3.4)               2.2               (1.8)
-----------------------------------------------------------------------------------
Total Other
 Comprehensive Income
 (Loss)                               (122.3)              36.9              (54.5)
-----------------------------------------------------------------------------------
Total Comprehensive
 Income (Loss)                     $  (938.4)         $   370.9          $  (176.9)
-----------------------------------------------------------------------------------

                See notes to consolidated financial statements.

                         VIACOM INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Tabular dollars in millions, except per share amounts)

1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation--Viacom Inc. ("Viacom" or the "Company") is a diversified company with operations in seven segments: (i) Cable Networks,
(ii) Television, (iii) Infinity, (iv) Entertainment, (v) Video, (vi) Publishing and (vii) Online. On May 4, 2000, CBS Corporation ("CBS") merged with and into the Company and effective from this date, CBS' results of operations are included in the Company's consolidated results of operations (See Note 3). See Note 16 regarding the relative contribution to revenues and operating results from each of the reportable segments.

   Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could subsequently differ from those estimates.

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

   Cash and Cash Equivalents--Cash and cash equivalents consist of cash on hand and short-term (three months or less) highly liquid investments. At December 31, 2000, certain restrictions existed on Infinity Broadcasting Corporation's ("Infinity Broadcasting") cash balance of $143.0 million included as part of cash and cash equivalents of $934.5 million in the consolidated balance sheet. Infinity Broadcasting's cash became available to the Company upon the merger with Infinity Broadcasting, effective February 21, 2001 (See Note 2).

   Inventories--Inventories related to theatrical and television product (which includes direct production costs, production overhead and acquisition costs) are stated at the lower of amortized cost or net realizable value. Inventories are amortized, and estimated liabilities for residuals and participation are accrued, for an individual product based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues. Estimates for initial domestic syndication and basic cable revenues are not included in the estimated lifetime revenues of network series until such sales are probable. These estimates are periodically reviewed. As a result of the adoption of Statement of Position 00-2, "Accounting by Producers or Distributors of Films," the costs of feature and television films are classified as non-current assets.

   The Company estimates that approximately 95% of unamortized costs of completed and released films (excluding amounts allocated under purchase accounting) at December 31, 2000 will be amortized within the next three years. Approximately $491 million of released, and completed and not released, film costs are expected to be amortized during the next twelve months. As of December 31, 2000, unamortized acquired film libraries of approximately $546 million remain to be amortized on a straight-line basis over an average remaining life of 13 years.

   Inventories related to base stock videocassettes (generally less than five copies per title for each store) are recorded at cost and a portion of these costs are amortized on an accelerated basis over three months, with the remaining base stock videocassette costs amortized on a straight-line basis over 33 months to an estimated $4 salvage value. The cost of non-base stock videocassettes is amortized on an accelerated basis over three months to an estimated $4 salvage value. Video games and base-stock DVDs are amortized on an accelerated basis over a 12 month period to an estimated $10 and $4 salvage value, respectively (See Note 6).

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


   Program Rights--The Company acquires rights to programming and produces programming to exhibit on its broadcast networks, cable networks and broadcast stations. The costs incurred in acquiring and producing programs are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable, and the program is accepted and available for airing.

   Property and Equipment--Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives as follows:

         Buildings (including capital leases)    20 to 40 years
         Leasehold improvements                   4 to 15 years
         Advertising structures                   5 to 20 years
         Equipment and other (including capital
          leases)                                 3 to 20 years

   Depreciation expense, including capitalized lease amortization, was $799.7 million (2000), $496.8 million (1999) and $441.8 million (1998). Amortization expense related to capital leases was $77.8 million (2000), $80.1 million
(1999) and $62.6 million (1998). Accumulated amortization of capital leases was $296.6 million at December 31, 2000 and $295.5 million at December 31, 1999.

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

   Intangible Assets--Intangible assets, which primarily consist of the cost of acquired businesses in excess of the fair value of tangible assets and liabilities acquired ("goodwill") and FCC licenses, are generally amortized by the straight-line method over estimated useful lives of up to 40 years. The Company evaluates the amortization period of intangibles on an ongoing basis in light of changes in any business conditions, events or circumstances that may indicate the potential impairment of intangible assets. At December 31, 2000, approximately $10.9 billion of intangible assets are attributable to FCC licenses. Accumulated amortization of intangible assets was $3.4 billion at December 31, 2000 and $1.9 billion at December 31, 1999.

   Revenue Recognition--Subscriber fees for Cable Networks are recognized in the period the service is provided. Advertising revenues are recognized in the period during which spots are aired. Video segment revenues are recognized at the time of rental or sale. The Publishing segment recognizes revenue when merchandise is shipped. Revenues from the sale of outdoor advertising space are recognized ratably over the contract terms. Online advertising revenue is recognized ratably during the period in which the advertising is displayed and obligations are satisfied.

   Revenues from films in the domestic and foreign theatrical markets are recognized as films are exhibited; revenues from the sale of videocassettes, discs and DVDs are recognized upon availability of sale to the public; and revenues from all television sources are recognized upon availability of the film for telecast. On average, the length of the initial revenue cycle for feature films approximates four to seven years.

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

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

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

   Foreign Currency Translation and Transactions--The Company's foreign subsidiaries' assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The resulting translation gains or losses are included as a separate component of stockholders' equity in accumulated other comprehensive income. Foreign currency transaction gains and losses have been included in "Other items, net".

   Subsidiary Stock Transactions--Gains or losses arising from issuances by a subsidiary of its own stock in a public offering are recorded within stockholders' equity.

   Provision for Doubtful Accounts--The provision for doubtful accounts charged to expense was $124.1 million (2000), $33.5 million (1999) and $29.5 million (1998).

   Net Earnings (Loss) per Common Share--Basic earnings per share is based upon the net earnings applicable to common shares after preferred dividend requirements and divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the effect of the assumed conversions of convertible securities and the exercise of stock options only in the periods in which such effect would have been dilutive.

   The numerator used in the calculation of both basic and diluted EPS for each respective year reflects earnings (loss) from continuing operations less preferred stock dividends of $.4 million for 1999 and $57.2 million for 1998 plus the (premium) discount on preferred stock of ($12) million for 1999 and $30 million for 1998, respectively. For the years ended December 31, 2000 and December 31, 1998, incremental shares of 30.1 million and 9.5 million, respectively, for the assumed exercise of stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

   The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS:

                                                 2000   1999  1998
                                                ------- ----- -----
     Weighted average shares for basic EPS      1,225.3 695.2 708.7
     Plus incremental shares for stock options      --   14.3   --
                                                ------- ----- -----
     Weighted average shares for diluted EPS    1,225.3 709.5 708.7
                                                ======= ===== =====

   In the first quarter of 2001, the Company completed the acquisitions of Infinity Broadcasting and BET Holdings II, Inc. ("BET"). (See Note 2) These acquisitions resulted in the issuance of approximately 275.0 million shares of Viacom Class B Common Stock and approximately 10.9 million of Viacom options.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


   Comprehensive Income (Loss)--The components of accumulated other comprehensive income (loss) were as follows:

                                                         Minimum    Accumulated
                               Unrealized   Cumulative   Pension       Other
                               Gain (Loss)  Translation Liability  Comprehensive
                              on Securities Adjustments Adjustment Income (Loss)
                              ------------- ----------- ---------- -------------
     At December 31, 1997        $ 34.9       $ (39.1)    $ (8.4)     $ (12.6)
       Current period change      (33.7)        (19.0)      (1.8)       (54.5)
                                 ------       -------     ------      -------
     At December 31, 1998           1.2         (58.1)     (10.2)       (67.1)
       Current period change       13.5          21.2        2.2         36.9
                                 ------       -------     ------      -------
     At December 31, 1999          14.7         (36.9)      (8.0)       (30.2)
       Current period change      (47.5)        (71.4)      (3.4)      (122.3)
                                 ------       -------     ------      -------
     At December 31, 2000        $(32.8)      $(108.3)    $(11.4)     $(152.5)
                                 ======       =======     ======      =======

   Reclassifications--Certain amounts reported for prior years have been reclassified to conform to the current year's presentation.

   Change in Accounting--In June 2000, the Company elected early adoption of Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Under the new accounting standard, all exploitation costs such as advertising expenses, marketing costs and video duplication costs for theatrical and television product will be expensed as incurred, whereas under the old accounting standards, these costs were capitalized and amortized over the products' lifetime. As a result of this early adoption in the second quarter of 2000, the Company recorded a pre-tax non-cash charge of $754 million ($452 million after-tax or $.37 per share). This charge has been reflected as a cumulative effect of a change in accounting principle, effective January 1, 2000, in the consolidated statement of operations for the year ended December 31, 2000. Under SOP 00-2 for the year ended December 31, 2000, the Company reported lower operating results of approximately $77 million.

   In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement 139 ("SFAS 139") which rescinds FASB Statement 53 on financial reporting by motion picture film producers or distributors. SFAS 139 requires public companies to follow the guidance provided by SOP 00-2.

   Recent Pronouncements--In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective for fiscal years beginning after June 15, 2000, as amended by Statements 137 and 138 in June 1999 and June 2000, respectively. These statements require companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The statements also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of the derivatives either be offset against the change in fair value of assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. The Company adopted SFAS 133, as amended, on January 1, 2001, which resulted in an immaterial impact on the Company's consolidated results of operations and financial position.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the fourth quarter of 2000, the Company adopted SAB 101 and accordingly, reclassified previously reported gross revenues in its Television and Entertainment segments to a net basis.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

2) SUBSEQUENT EVENTS

   On February 21, 2001, the Company completed a merger with Infinity Broadcasting, acquiring all of the issued and outstanding shares of Infinity common stock that it did not already own, approximately 36%. Under the terms of the merger, which is tax free for the stockholders of Infinity and Viacom, each share of Infinity Class A common stock was converted into the right to receive 0.592 of a share of Viacom Class B Common Stock. The Infinity merger will be accounted for at historical cost, with the exception of minority interest, which will be accounted for under the purchase method of accounting. The total purchase price of approximately $13.4 billion represents the issuance of approximately 232 million shares of Viacom Class B Common Stock and the fair value of Infinity stock options assumed by the Company.

   On February 1, 2001, the Company initiated a share repurchase program to acquire up to $2.0 billion in the Company's Class B Common Stock and through March 19, 2001, the Company had repurchased under this program 2.8 million shares of its Class B Common Stock for approximately $141.5 million.

   On January 23, 2001, the Company completed its acquisition of BET for approximately $3 billion, which principally represents the issuance of approximately 43.4 million shares of Viacom Class B Common Stock and the assumption by the Company of approximately $590 million in debt. Beginning in the first quarter of 2001, BET's results will be reported as part of the Cable Networks segment.

3) ACQUISITIONS

   On May 4, 2000, CBS was merged with and into the Company (the "Merger"). The total purchase price of approximately $39.8 billion included approximately $37.7 billion for the issuance of 825.5 million shares of Viacom Class B Common Stock and 11,004 shares of Viacom Series C convertible preferred stock, which were subsequently converted into 11.0 million shares of Viacom Class B Common Stock and approximately $1.9 billion for the fair value of CBS stock options assumed by the Company and transaction costs. In addition, Viacom assumed approximately $3.7 billion of CBS debt.

   The Merger was accounted for under the purchase method of accounting. CBS' results of operations are included in the Company's reported consolidated results of operations from the effective date of acquisition. The total cost to acquire CBS has been allocated based on the fair values of the assets acquired and liabilities assumed at the time of the Merger. The excess purchase price over the fair value of the tangible net assets acquired of approximately $50 billion was allocated to intangibles and is being amortized on a straight-line basis not to exceed 40 years. The final allocation of the purchase price will be based on comprehensive final evaluations of the fair value of CBS' tangible and identifiable intangible assets acquired and liabilities assumed.

   The Company presently holds television stations which reach approximately 41% of United States television households (as calculated for this purpose under rules and regulations of the Federal Communications Commission (the "FCC"), which apply a 50% discount to the reach of UHF stations). These stations reach approximately 6% in excess of the 35% limit permitted by FCC regulations. In connection with FCC approval of the Merger, the Company was given one year to come into compliance with the limit. The Company has challenged the rule in federal court and is seeking a stay of the requirement to come into compliance with the limit, pending judicial review of the national ownership cap. The Company was also provided with one year to come into compliance with the FCC's "dual network" rule, which prohibits the Company from owning and controlling both CBS and United Paramount Network ("UPN"). On June 20, 2000, the FCC released a Notice of Proposed Rule Making, in which it proposes to modify the dual network rule, the effect of which would be to permit the Company to own both CBS and UPN.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

   On September 15, 2000, Infinity Broadcasting completed the acquisition of Memphis radio stations WMC-AM and WMC-FM from Raycom Media for approximately $76 million.

   On August 24, 2000, Infinity Broadcasting completed the acquisition of 18 radio stations from Clear Channel Communications, Inc. for $1.4 billion in an asset transaction. These stations are located in San Diego, Phoenix, Denver, Cleveland, Cincinnati, Orlando and Greensboro--Winston-Salem.

   On July 1, 2000, Infinity Broadcasting completed the acquisition of Waterman Broadcasting Corporation of Texas ("Waterman Broadcasting") in exchange for approximately 2.7 million shares of Infinity Broadcasting Class A common stock valued at approximately $88 million. Waterman Broadcasting owns radio stations KTSA-AM and KTFM-FM in San Antonio, Texas.

   During the second quarter of 2000, Infinity Broadcasting completed the acquisition of Giraudy, one of France's largest outdoor advertising companies, for approximately $400 million. Infinity Broadcasting also acquired Societa Manifesti & Affisioni S.p.A., one of the leading Italian outdoor media sales companies, for approximately $90 million.

   On March 31, 2000, the Company acquired the remaining 50% interest in UPN that it did not already own. In the second quarter of 2000, the Company consolidated UPN's results of operations. Prior to this acquisition, the Company reported its proportionate share of net losses of UPN in "Equity in loss of affiliated companies, net of tax" in the Consolidated Statements of Operations.

   The unaudited condensed pro forma results of operations data presented below assumes the Merger, pre-merger CBS acquisitions, and other acquisitions, including UPN and the acquisition of Infinity Broadcasting's Class A common stock, had occurred as of January 1, 1999. The unaudited condensed pro forma results of operations were prepared based upon the historical consolidated results of operations of the Company and CBS prior to the Merger, adjusted to exclude the non-recurring merger-related charges and to reflect the adoption of the change in accounting principle as of the beginning of each period presented (see Note 1). Financial results of CBS subsequent to the date of acquisition are included in the Company's financial statements. The pre-merger CBS acquisitions assumed to have been acquired January 1, 1999 are Infinity Outdoor, King World and two Texas television stations. The aggregate impact of other acquisitions was not material to consolidated results of operations.

Pro Forma Results of Operations Data (unaudited)

------------------------------------------------------------------------------
Year Ended December 31,                                2000       1999
------------------------------------------------------------------------------
Revenues                                             $23,359.1  $21,695.2
Net loss before discontinued operations,
 extraordinary loss and cumulative effect of change
 in accounting principle                             $  (133.3) $  (427.3)
Net earnings (loss) attributable to common stock     $  (583.3) $   145.6
Basic and diluted earnings (loss) per common share:
Net loss before discontinued operations,
 extraordinary loss and cumulative effect of change
 in accounting principle                             $    (.08) $    (.25)
Net earnings (loss)                                  $    (.34) $     .08
------------------------------------------------------------------------------

   The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the CBS, UPN, Infinity and other acquisitions been consummated on January 1, 1999. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


4) MERGER-RELATED AND RESTRUCTURING CHARGES

   In the second quarter of 2000, the Company recorded non-recurring merger-related charges of $698 million ($505 million after-tax or $.41 per share) associated with the integration of Viacom and CBS and the acquisition of UPN (see Note 3). These amounts included non-cash charges of $415 million principally attributable to compensation for stock options and $283 million of cash payments and accrued liabilities for severance, transaction fees and integration costs. As of December 31, 2000, the Company had paid and charged approximately $92 million for severance liabilities, $27 million for transaction fees and $6 million related to integration costs.

   In connection with the integration of the operations of Spelling into Paramount Television, the Company recorded a charge of approximately $81.1 million, of which $70.3 million was recorded as a restructuring charge and $10.8 million was recorded as part of depreciation expense in the third quarter of 1999. Included in the charge were severance and employee related costs of $48.1 million, lease termination and other occupancy costs of $17.7 million and other exit costs of $4.5 million. Severance and other employee related costs represent the costs to terminate approximately 250 employees engaged in legal, sales, marketing, finance, information systems, technical support and human resources for Spelling. Lease termination and other occupancy costs principally represent the expenses associated with vacating existing lease obligations in New York and Los Angeles. The depreciation expense of approximately $10.8 million was associated with the fixed asset write-offs for software, leasehold improvements and equipment located at these premises. As of December 31, 2000, the Company had paid and charged approximately $43.6 million against the severance liability, $11.3 million against lease termination and other occupancy costs and $2.0 million against the other exit costs.

5) DISCONTINUED OPERATIONS

   The Company presented its educational, professional and reference publishing businesses ("Non-Consumer Publishing") and its music retail stores as discontinued operations for the year ended December 31, 1998.

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

   Summarized financial data of discontinued operations are as follows:

     For the Year ended        Non-Consumer
     December 31, 1998(1)(2)    Publishing  Music    Total
    ---------------------------------------------------------
     Revenues                    $1,718.0   $293.5  $2,011.5
     Loss from operations
      before income taxes           (15.2)   (20.9)    (36.1)
     Benefit (provision) for
      income taxes                  (26.0)     8.0     (18.0)
     Net loss                       (41.2)   (12.9)    (54.1)
    ---------------------------------------------------------

(1) Results of operations reflect Non-Consumer Publishing for the period January 1 through November 26, 1998.
(2) Results of operations reflect the music retail stores for the period January 1 through August 10, 1998.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


   The provision for income taxes of $18.0 million for 1998 represents an effective tax rate of (49.9%). The differences between the effective tax rate and the statutory federal tax rate of 35% principally relate to certain non-deductible expenses, the allocation of non-deductible goodwill amortization, state and local taxes.

    -------------------------------------------------------------------
     For the Year ended December 31, 1998
    -------------------------------------------------------------------
     Net gain on dispositions, net of tax:
       Loss on sale of Music                                   $(138.5)
       Gain on sale of Non-Consumer Publishing                    65.5
       Additional reserves for Interactives' operating losses    (20.3)
       Tax benefit for the sale of Virgin Interactive            134.0
       Other                                                       9.2
    -------------------------------------------------------------------
       Net gain on dispositions, net of tax                    $  49.9
    -------------------------------------------------------------------

   Basic and diluted earnings (loss) per share for discontinued operations was $(.01) for 1998.

6) BLOCKBUSTER CHANGE IN ACCOUNTING METHOD

   Effective April 1, 1998, Blockbuster adopted an accelerated method of amortizing videocassette and game rental inventory. Blockbuster adopted this new method of amortization because it implemented a new business model, including revenue sharing agreements with Hollywood studios, which dramatically increased the number of videocassettes in the stores and is satisfying consumer demand over a shorter period of time. Revenue sharing allows Blockbuster to acquire videocassettes at a lower product cost than the traditional buying arrangements, with a percentage of the net rental revenues shared with the studios over a contractually determined period of time. As the new business model results in a greater proportion of rental revenue over a shorter period of time, Blockbuster changed its method of amortizing rental inventory in order to more closely match expenses in proportion with the anticipated revenues to be generated therefrom.

   Pursuant to the new accounting method, the Company records base stock videocassettes (generally less than five copies per title for each store) at cost and amortizes a portion of these costs on an accelerated basis over three months, with the remaining base stock videocassette costs amortized on a straight-line basis over 33 months to an estimated $4 salvage value. The cost of non-base stock videocassettes is amortized on an accelerated basis over three months to an estimated $4 salvage value. Video games and base-stock DVDs are amortized on an accelerated basis over a 12-month period to an estimated $10 and $4 salvage value, respectively. Revenue sharing payments are expensed when revenues are earned pursuant to the applicable contractual arrangements.

   The new method of accounting was applied to rental inventory held at April 1, 1998. The adoption of the new method of amortization was accounted for as a change in accounting estimate effected by a change in accounting principle. The Company recorded a pre-tax charge of $436.7 million to operating expenses in the second quarter of 1998. Approximately $424.3 million of the charge represented an adjustment to the carrying value of the rental tapes due to the new method of accounting and approximately $12.4 million represented a write-down of retail inventory.

7) ACCOUNTS RECEIVABLE

   As of December 31, 2000, the Company had an aggregate of $550.0 million outstanding under revolving receivable securitization programs. Proceeds from the securitization programs were used to reduce outstanding borrowings.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


8) INVENTORY

    ------------------------------------------------------------------
     At December 31,                                   2000     1999
    ------------------------------------------------------------------
     Theatrical and television inventory:
      Theatrical:
       Released (including acquired film libraries)  $  365.6 $  798.7
       Completed, not released                           49.5       .8
       In process and other                             276.6    276.6
      Television:
       Released (including acquired film libraries)     881.9  1,039.4
       In process and other                             151.5    135.0
      Program rights                                  2,163.4  1,434.4
    ------------------------------------------------------------------
                                                      3,888.5  3,684.9
      Less current portion                              985.9  1,515.0
    ------------------------------------------------------------------
                                                      2,902.6  2,169.9
    ------------------------------------------------------------------
     Merchandise inventory, including sell-through
      videocassettes                                    309.9    338.0
     Videocassette rental inventory                     631.6    569.5
     Publishing, primarily finished goods                67.9     70.4
     Other                                              137.0    126.2
    ------------------------------------------------------------------
                                                      1,146.4  1,104.1
      Less current portion                              416.1    444.5
    ------------------------------------------------------------------
                                                        730.3    659.6
    ------------------------------------------------------------------
     Total Current Inventory                         $1,402.0 $1,959.5
    ------------------------------------------------------------------
     Total Non-Current Inventory                     $3,632.9 $2,829.5
    ------------------------------------------------------------------

9) INVESTMENTS IN AFFILIATED COMPANIES

   The Company accounts for its investments in affiliated companies over which the Company has significant influence or ownership of more than 20% but less than or equal to 50%, under the equity method. Such investments principally include but are not limited to the Company's interest in Comedy Central (50% owned), United Cinemas International (50% owned), Nickelodeon U.K. (50% owned), NOGGIN (50% owned), Middle East Channel (33% owned), WF Cinemas (50% owned), and several Internet-based companies with ownership interests ranging from 22%-50%. The equity Internet investments are comprised of MarketWatch.com, Inc.; Switchboard Incorporated; Hollywood Media Corp.; Office.com, Inc. and Content Commerce, L.P. Investments in affiliates are included as a component of other assets.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


   The following is a summary of combined financial information that is based on information provided by the equity investees.

    -----------------------------------------------------------------------
     Year Ended December 31,        2000      1999      1998
    -----------------------------------------------------------------------
     Results of Operations Data:
     Revenues                     $2,465.0  $1,995.4  $1,898.3
     Operating loss                 (191.4)   (109.4)    (73.2)
     Net loss                       (254.9)   (154.9)   (115.4)
    -----------------------------------------------------------------------

    -----------------------------------------------------------------------
     At December 31,                2000      1999
    -----------------------------------------------------------------------
     Financial Position:
     Current assets               $1,025.7  $  851.9
     Non-current assets            1,247.9     972.1
     Current liabilities             786.1     811.3
     Non-current liabilities         580.3     652.8
     Equity                          907.2     359.9
    -----------------------------------------------------------------------

   For Internet equity investments, a difference typically exists between the initial investment and the proportionate share in the underlying net assets of these companies. This difference is being amortized over a five-year period and as of December 31, 2000 the unamortized difference is $127.5 million. The amortization expense of the Company's initial basis is presented as "Equity in loss of affiliated companies, net of tax" in the Consolidated Statements of Operations.

   At December 31, 2000, the Company's equity investments included three publicly traded Internet-based companies: Hollywood Media Corp.,
MarketWatch.com, Inc. and Switchboard Incorporated. Based upon quoted market prices at December 31, 2000, the aggregate market value of such investments was approximately $69.6 million.

   At the date of acquisition, for equity investments in Internet-based companies, the Company typically records the investment at an amount equal to the cash consideration paid plus the fair value of the advertising and promotion time to be provided. The associated obligation to provide future advertising and promotion time is non-cash and is recorded as deferred revenue at an amount equal to the fair value of the advertising and promotion time to be provided. Any related deferred revenue balance is presented as deferred income and other liabilities in the Consolidated Balance Sheets. Deferred revenue is relieved and barter revenue is recognized as the related advertising and promotion time is delivered. Barter revenue of $125.2 million has been recognized for the year ended December 31, 2000.

   At December 31, 2000, the Company had $126.7 million in cost investments that are included as a component of other assets. The 2000 mark-to-market adjustments in fair value for the publicly traded cost investments were $33.7 million, net of tax, and were recorded as a decrease in other comprehensive income. The Company determined that some of its cost investments in Internet-based companies experienced an other than temporary decline in market value as of December 31, 2000, and accordingly, the Company recorded a non-cash write-down of such investments for approximately $66.9 million in "Other items, net" in the Consolidated Statements of Operations.

   The Company, through the normal course of business, is involved in transactions with affiliated companies that have not been material in any of the periods presented.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


10) BANK FINANCING AND DEBT

   Long-term debt consists of the following:

  -----------------------------------------------------------------------
   At December 31,                                       2000      1999
  -----------------------------------------------------------------------
   Notes payable to banks, including commercial paper  $ 5,735.5 $3,054.2
   5.875% Senior Notes* due 2000                             --     149.9
   7.50% Senior Notes* due 2002                            249.6    249.1
   7.625% Senior Notes due 2002                            143.0      --
   8.375% Senior Notes due 2002                            201.4      --
   6.75% Senior Notes due 2003                             349.9    349.9
   6.875% Senior Notes due 2003                            274.9      --
   10.50% Senior Debentures due 2004                        67.8      --
   7.15% Senior Exchange Notes due 2005                    499.0      --
   7.75% Senior Notes due 2005                             966.9    966.0
   7.70% Senior Notes due 2010                           1,148.7      --
   8.625% Senior Debentures due 2012                       271.1      --
   8.875% Senior Notes due 2014                            101.9      --
   7.625% Senior Debentures due 2016                       198.9    198.9
   8.25% Senior Debentures* due 2022                       237.2    247.5
   7.125% Senior Notes due 2023                             52.2      --
   7.50% Senior Debentures* due 2023                       149.6    149.6
   7.875% Senior Debentures due 2023                       250.7      --
   7.875% Senior Debentures due 2030                       499.9      --
   10.25% Senior Subordinated Notes* due 2001               35.3     35.3
   9.00% Senior Subordinated Notes due 2006                 63.1      --
   9.375% Senior Subordinated Notes due 2006               189.6      --
   8.875% Senior Subordinated Exchange Notes due 2007      376.4      --
   11.375% Subordinated Exchange Debentures due 2009        39.4      --
   Other notes                                              43.5      --
   Obligations under capital leases                        552.2    591.6
  -----------------------------------------------------------------------
                                                        12,697.7  5,992.0
   Less current portion                                    223.9    294.3
  -----------------------------------------------------------------------
                                                       $12,473.8 $5,697.7
  -----------------------------------------------------------------------

* Issues of Viacom International Inc. guaranteed by the Company.

   The notes and debentures are presented net of an aggregate unamortized discount of $21.4 million as of December 31, 2000 and $10.1 million as of December 31, 1999.

   As a result of the Merger, Viacom assumed approximately $3.7 billion of CBS debt.

   On March 28, 2000, the Viacom Credit Agreements were amended to allow for the merger of CBS with and into the Company. On April 17, 2000, the CBS credit agreement, which consisted of a $1.5 billion revolving credit facility maturing August 29, 2001 and the Infinity credit agreement, which consisted of a $1.5 billion revolving credit facility maturing August 29, 2001, were amended to allow for the merger of CBS with and into the Company. On May 3, 2000, Infinity Broadcasting entered into two new credit facilities, totaling $1.95 billion, comprised of a $1.45 billion 5-year revolving credit facility and a $500 million 364-day revolving credit facility.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

Borrowing rates under the CBS and Infinity facilities are determined at the time of each borrowing and are based generally on a floating rate index, the London Interbank Offer Rate ("LIBOR"), plus a margin based on the respective senior unsecured debt rating.

   On March 7, 2001, the Company cancelled all of the above-mentioned credit agreements other than the Infinity Broadcasting $1.45 billion facility, and entered into two new credit facilities. These two new facilities total $3.5 billion and are comprised of a $1.5 billion 5-year revolving credit facility and a $2.0 billion 364-day revolving credit facility. The Company also amended and restated the Infinity Broadcasting $1.45 billion facility; the terms and conditions were substantially conformed to the new $1.5 billion 5-year revolving credit facility and the Company was designated as the borrower. The primary purpose of the facilities is to support commercial paper borrowings. The Company, at its option, may borrow in certain foreign currencies up to specified limits under the new $1.5 billion 5-year revolving credit facility. Borrowing rates under the facilities are determined at the time of each borrowing and are based generally on LIBOR plus a margin based on the Company's senior unsecured debt rating. At December 31, 2000, LIBOR for borrowing periods of one month and two months were 6.56% and 6.49%, respectively.

   The new and amended facilities contain certain covenants which, among other things, require that the Company maintain a minimum interest coverage ratio. At December 31, 2000 the Company was in compliance with the financial covenants.

   The Company pays a commitment fee based on the total amount of the loan commitments. As of March 7, 2001, the facilities totaled $4.95 billion.

   In March 2001, the Company increased its commercial paper program from $4.0 billion to $4.95 billion and Infinity Broadcasting cancelled its $3.25 billion commercial paper program. Borrowings under the program have maturities of less than a year and are supported by unused committed bank facilities. At December 31, 2000, the Company had borrowings under the program of approximately $1.7 billion and Infinity Broadcasting had borrowings under its commercial paper program of approximately $2.1 billion.

   On January 9, 2001, the Company issued, under Rule 144A, $400 million of 6.40% unsecured senior notes due January 30, 2006, $500 million of 7.70% unsecured senior notes due July 30, 2010, and $750 million of 7.875% unsecured senior debentures due July 30, 2030; interest on the senior notes and debentures will be payable semi-annually. Proceeds from the debt issuance were used to repay bank debt, including commercial paper. During March 2001, these notes and debentures were exchanged for registered notes and debentures. The unsecured senior debentures and the unsecured senior notes due July 30, 2010 are redeemable at any time at their principal amount plus the applicable premium and accrued interest.

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

   On February 1, 2001, the Company redeemed all $60.3 million outstanding of Infinity Broadcasting's 9% senior subordinated notes due 2006 at a redemption price equal to 104.5% of the principal amount. On December 1, 2000, the Company redeemed all $105.3 million outstanding of Infinity Broadcasting's 9.75% senior subordinated notes due 2005 at a redemption price equal to 104.9% of the principal amount.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


   During 1999, the Company redeemed the remaining $211.8 million principal amount of its 8% merger debentures outstanding and recognized an extraordinary loss of $37.4 million, net of tax, on the early redemption.

   The Company has classified short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis. The Company's scheduled maturities of long-term debt outstanding at December 31, 2000, excluding capital leases, are as follows:

    ---------------------------------------------------------
                                 Year of Maturity
                       2001     2002    2003   2004    2005
    ---------------------------------------------------------
     Long-term debt  $1,557.8 $2,507.4 $911.7 $667.5 $2,924.8
    ---------------------------------------------------------

 Blockbuster Credit Agreement

   On June 21, 1999, Blockbuster entered into a $1.9 billion unsecured credit agreement (the "Blockbuster Credit Agreement") with a syndicate of banks. The Blockbuster Credit Agreement was comprised of a $700 million long-term revolver due July 1, 2004; a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600 million short-term revolver, which was paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the Blockbuster Credit Agreement from $1.9 billion to $1.3 billion. Interest rates under the Blockbuster Credit Agreement are based on the prime rate or LIBOR at Blockbuster's option at the time of the borrowing. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (.25% at December 31, 2000).

   The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster's common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At December 31, 2000, Blockbuster was in compliance with all financial covenants under the Blockbuster Credit Agreement.

   On June 23, 1999, Blockbuster borrowed $1.6 billion, comprised of $400 million borrowed under the long-term revolver, $600 million borrowed under the term loan, and $600 million under the short-term revolver. The proceeds of the borrowings were used to pay amounts owed to Viacom. Blockbuster repaid $442.9 million of the short-term revolver through proceeds from its initial public offering and repaid the remaining $157.1 million of the short-term revolver during the year ended December 31, 2000. Blockbuster had $278.0 million of available borrowing capacity under the long-term revolver at December 31, 2000. The weighted average interest rate at December 31, 2000 for these borrowings was 8.0%.

   Blockbuster's scheduled maturities of long-term debt outstanding at December 31, 2000, excluding capital leases, are as follows:

    -----------------------------------------------
                            Year of Maturity
                     2001  2002   2003   2004  2005
    -----------------------------------------------
     Long-term debt  $8.0 $158.8 $279.3 $599.9 $1.0
    -----------------------------------------------

11) FINANCIAL INSTRUMENTS

   The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures and certain differences related to other financial instruments that are not significant. The carrying value of the senior debt and senior subordinated debt is $6.4 billion and the fair value, which is estimated based on quoted market prices, is $6.6 billion.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

   The Company enters into interest rate exchange agreements with off-balance sheet risk in order to reduce its exposure to changes in interest on its variable rate long-term debt and/or take advantage of changes in interest rates. These interest rate exchange agreements include interest rate swaps and interest rate caps. At December 31, 2000, the Company had no interest rate exchange agreements outstanding with commercial banks.

   The Company enters into foreign currency exchange contracts in order to reduce its exposure to changes in foreign currency exchange rates that affect the value of its firm commitments and certain anticipated foreign currency cash flows. These contracts generally mature within the calendar year. The Company does not enter into foreign currency contracts for speculative purposes. To date, the contracts utilized have been purchased options, spots and forward contracts. A spot or forward contract is an agreement between two parties to exchange a specified amount of foreign currency, at a specified exchange rate on a specified date. An option contract provides the right, but not the obligation, to buy or sell currency at a fixed exchange rate on a future date. In 2000 the foreign exchange contracts have principally been used to hedge the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, the Singapore Dollar and the European Union's common currency (the "Euro"). At December 31, 2000, the Company had outstanding contracts with a notional value of approximately $199 million that expire in 2001. Realized gains and losses on contracts that hedge anticipated future cash flows are recognized in "Other items, net" and were not material. Option premiums are expensed at the inception of the contract. Deferred gains and losses on foreign currency exchange contracts as of December 31, 2000 were not material.

   The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. Outstanding letters of credit totaled $239 million at December 31, 2000. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties. The Company's receivables do not represent significant concentrations of credit risk at December 31, 2000, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

12) STOCKHOLDERS' EQUITY

   During 2000, the Company repurchased 10,000 shares of its Class A Common Stock and 34.2 million shares of its Class B Common Stock for approximately $1.95 billion in the aggregate. During 1999, the Company had repurchased a total of 25,000 shares of its Class A Common Stock, 10.6 million shares of its Class B Common Stock and 1.1 million Viacom Five-Year Warrants, for approximately $466.4 million in the aggregate.

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

   Long-Term Incentive Plans--The Company has four Long-Term Incentive Plans (the "Plans"): the Viacom Long-Term Management Incentive Plan (the "Viacom Plan"), the Blockbuster Long-Term Management Incentive Plan (the "Blockbuster Plan"), the Infinity Stock-Based Compensation Plans (the "Infinity Plan") and MTVi Long-Term Incentive Plan (the "MTVi Plan"). The Plans provide for the issuance of fixed grants of equity-based interests, which include stock options, stock appreciation rights, restricted shares, phantom shares and other equity-based interests.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


   The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the provisions of SFAS 123, the Company applies APB 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the Plans and accordingly, does not recognize compensation expense for any of the Plans because the Company typically does not issue options at exercise prices below the market value at date of grant. Had compensation expense for the Plans been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123, the Company's consolidated net earnings (loss) would have been $(922.0) million or $(0.75) per basic and diluted common share, $263.2 million or $0.38 per basic and $0.37 per diluted common share, and $(162.9) million or $(0.23) per basic and diluted common share in 2000, 1999, and 1998 respectively. These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted in future years.

   Viacom Plan--The purpose of the Viacom Plan is to benefit and advance the interests of the Company by rewarding certain key employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future. The Viacom Plan provides for fixed grants of equity-based interests pursuant to awards of phantom shares, stock options, stock appreciation rights, restricted shares or other equity-based interests ("Awards"), and for subsequent payments of cash with respect to phantom shares or stock appreciation rights based, subject to certain limits, on their appreciation in value over stated periods of time. The stock options generally vest over a four to six year period from the date of grant and expire 10 years after the date of grant. The Company has reserved a total of 14,038 shares of Viacom Inc. Class A Common Stock and 117,165,267 shares of Viacom Inc. Class B Common Stock for exercise of stock options.

   During 2000, the total aggregate number of shares of Viacom Inc. Class B Common Stock that may be issued under the 1997 plan was increased by 5,000,000 shares. In the second quarter of 2000, the Viacom Inc. 2000 Long-Term Management Incentive Plan and 2000 Stock Option Plan for outside directors was adopted. An aggregate of 100,000,000 and 1,000,000 shares of Viacom Inc. Class B Common Stock may be issued under these plans, respectively. The stock options available for future grant under the Viacom Plans are as follows:

            December 31, 1998   14,849,484
            December 31, 1999   11,726,413
            December 31, 2000  107,266,077

   The weighted-average fair value of each option as of the grant date was $27.39, $19.89 and $12.97 in 2000, 1999 and 1998, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                       2000   1999   1998
                                       -----  -----  -----
     Expected dividend yield(a)          --     --     --
     Expected stock price volatility   32.10% 29.64% 32.76%
     Risk-free interest rate            6.56%  6.11%  5.43%
     Expected life of options (years)    6.8    7.5    6.0

--------
(a) The Company has not declared any cash dividends on its common stock for any of the periods presented and has no present intention of so doing.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


   The following table summarizes the Company's stock option activity under the Viacom Plans:

                                     Options    Weighted-Average
                                   Outstanding   Exercise Price
                                   -----------  ----------------
     Balance at December 31, 1997   45,216,574       $15.78
                                   -----------
      Granted                       13,576,420        30.53
      Exercised                    (12,077,298)       16.16
      Cancelled                     (1,802,390)       16.97
                                   -----------
     Balance at December 31, 1998   44,913,306        20.09
                                   -----------
      Granted                       14,283,483        42.02
      Exercised                     (4,403,681)       17.19
      Cancelled                       (814,588)       18.59
                                   -----------
     Balance at December 31, 1999   53,978,520        26.16
                                   -----------
      Granted                       11,147,875        57.12
      CBS stock options assumed     64,258,809        24.76
      Exercised                    (10,765,816)       17.42
      Cancelled                     (1,440,083)       39.63
                                   -----------
     Balance at December 31, 2000  117,179,305        28.98
                                   ===========

   The following table summarizes information concerning outstanding and exercisable stock options under the Viacom Plans at December 31, 2000:

                               Outstanding                    Exercisable
                    --------------------------------- ---------------------------
                                 Remaining  Weighted-
                                Contractual  Average
      Range of                     Life     Exercise             Weighted-Average
   Exercise Price     Options     (Years)     Price    Options    Exercise Price
   --------------   ----------- ----------- --------- ---------- ----------------
    $ 0 to  9.99      7,033,493     2.8      $ 4.70    7,033,493      $ 4.70
     10 to 19.99     39,904,525     5.2       16.38   33,508,530       16.57
     20 to 29.99     16,632,440     5.6       24.25   16,289,056       24.26
     30 to 39.99     20,933,600     6.9       31.69   13,252,262       31.48
     40 to 49.99     14,562,606     8.5       42.46    1,689,999       46.77
     50 to 59.99     17,010,641     9.3       55.70      504,770       56.42
     60 to 69.99      1,092,000     9.5       68.91          --          --
     70 to 71.00         10,000     9.6       71.00          --          --
                    -----------                       ----------
                    117,179,305                       72,278,110
                    ===========                       ==========

   Shares issuable under exercisable stock options:

            December 31, 1998   8,892,882
            December 31, 1999  12,647,656
            December 31, 2000  72,278,110

 Blockbuster Plan

   On July 15, 1999, Blockbuster's Board of Directors adopted the Blockbuster Plan for the benefit of its employees and directors. An aggregate of 25,000,000 shares of Blockbuster class A common stock is reserved

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

for issuance under the Blockbuster Plan, which provides for the issuance of stock-based incentive awards, including stock options to purchase shares of Blockbuster class A common stock, stock appreciation rights, restricted shares of Blockbuster class A common stock, restricted share units and phantom shares. Blockbuster stock options granted in 1999 generally vest over a five-year period from the date of grant and generally expire 10 years after the date of the grant and the Blockbuster Stock options granted in 2000 generally vest over a four-year period from the date of grant and generally expire 10 years after the date of the grant.

   The weighted average fair value of each Blockbuster option as of the grant date was $5.63 for 2000 and $7.98 for 1999. The fair value of each Blockbuster option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                       2000  1999
                                       ----  ----
     Expected dividend yield(a)         1.0%  0.6%
     Expected stock price volatility   45.0% 45.0%
     Risk-free interest rate            6.1%  6.2%
     Expected life of options (years)   7.0   7.0

--------
(a) Blockbuster's current intention is to pay dividends of $.02 per share each quarter on both its class A common stock and class B common stock.

   The following table summarizes Blockbuster's stock option activity pursuant to the Blockbuster Plan:

                                     Options    Weighted-Average
                                   Outstanding   Exercise Price
                                   -----------  ----------------
     Balance at December 31, 1998         --         $  --
      Granted                      11,573,108         14.99
      Exercised                           --            --
      Cancelled                      (337,629)        15.00
                                   ----------
     Balance at December 31, 1999  11,235,479         14.99
      Granted                       4,695,235         11.04
      Exercised                           --            --
      Cancelled                    (2,235,173)        14.47
                                   ----------
     Balance at December 31, 2000  13,695,541         13.72
                                   ==========

   The following table summarizes information concerning outstanding and exercisable Blockbuster stock options issued to Blockbuster employees and directors at December 31, 2000:

                            Outstanding                      Exercisable
              --------------------------------------- --------------------------
                          Remaining
   Range of              Contractual
   Exercise                 Life     Weighted-Average           Weighted-Average
    Price      Options     (Years)    Exercise Price   Options   Exercise Price
   --------   ---------- ----------- ---------------- --------- ----------------
   $11.00      4,349,665     9.6          $11.00            --       $   --
    13.50
   to 15.00    9,345,876     8.7           14.99      1,923,326       14.99
              ----------                              ---------
              13,695,541                              1,923,326
              ==========                              =========

 Infinity Stock-Based Compensation Plans

   Infinity had several stock-based compensation plans that provided for the granting of stock-based awards to officers or employees of Infinity, its parent and subsidiaries. Generally, Infinity stock option awards vest three

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

years from the date of grant and expire ten years from the date of grant. At the time of the Merger, there were 16.6 million outstanding Infinity options with a weighted-average exercise price of $23.49 per share. Infinity did not grant any additional options in 2000 subsequent to the Merger.

   The following table summarizes information concerning outstanding and exercisable Infinity stock options at December 31, 2000:

                            Outstanding                      Exercisable
              --------------------------------------- --------------------------
                          Remaining
   Range of              Contractual
   Exercise                 Life     Weighted-Average           Weighted Average
    Price      Options     (Years)    Exercise Price   Options   Exercise Price
   --------   ---------- ----------- ---------------- --------- ----------------
   $ 0 to
      9.99       753,816     5.3          $2.09         753,816      $2.09
     10 to
     19.99       924,279     7.3          13.47         924,279      13.47
     20 to
     29.99     5,183,786     8.2          26.15       1,727,929      26.15
     30 to
     36.19     6,295,751     9.2          34.22             --         --
              ----------                              ---------
              13,157,632                              3,406,024
              ==========                              =========

   In connection with the Company's merger with Infinity on February 2, 2001 (see Note 2), the Company converted approximately 12.9 million then-outstanding Infinity options into approximately 7.6 million options to acquire shares of the Company's Class B Common Stock with a weighted-average exercise price of $52.01 per share.

 MTVi Plan

   MTVi, a subsidiary of the Company, operates the Company's Internet music business. In 1999, the Company established the MTVi Plan to benefit and advance the interests of the business by rewarding employees for their contributions to the financial success of MTVi and thereby motivating them to continue to make such contributions in the future. An aggregate of approximately 12 million shares of MTVi Class A common stock is reserved for issuance under the MTVi Plan. The MTVi stock options generally vest over a three to four year period from the date of grant and expire 10 years after the date of grant.

   The weighted average fair value of each option as of the grant date was $11.45 for 2000. The fair value of each MTVi option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions of an expected stock price volatility of 97.6%, risk-free interest rate of 6.04% and expected life of 5 years.

   At December 31, 2000, there were 4,214,700 outstanding stock options issued with an exercise price of $15 under the MTVi Plan. All outstanding shares have a weighted remaining contractual life of 8.79 years and none of them are exercisable as of December 31, 2000.

13) INCOME TAXES

   Earnings from continuing operations before income taxes are attributable to the following jurisdictions:

    ------------------------------------
     Year Ended
     December 31,    2000   1999   1998
    ------------------------------------
     United States  $165.3 $656.3 $ 74.1
     Foreign         395.3  187.6   63.2
    ------------------------------------
       Total        $560.6 $843.9 $137.3
    ------------------------------------

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

   Components of the provision for income taxes on earnings from continuing operations before income taxes are as follows:

    -----------------------------------------
     Year Ended
     December 31,       2000    1999   1998
    -----------------------------------------
     Current:
      Federal          $553.1  $167.4 $151.0
      State and local   209.8    21.3   34.9
      Foreign            47.1    35.3   50.9
    -----------------------------------------
                        810.0   224.0  236.8
     Deferred           (80.2)  187.4  (98.1)
    -----------------------------------------
                       $729.8  $411.4 $138.7
    -----------------------------------------

   The equity losses of affiliated companies are shown net of tax on the Company's Statements of Operations. The tax benefit relating to losses from equity investments in 2000, 1999 and 1998 are $20.5 million, $17.7 million and $24.0 million, respectively, which represents an effective tax rate of 14.2%, 22.6% and 36.7%, respectively.

   The cumulative effect of change in accounting principle is presented net of a tax benefit of $301.6 million.

   The difference between the effective tax rates and the statutory U.S. federal tax rate of 35% is principally due to the effect of non-deductible goodwill amortization, state and local taxes and foreign income taxed below statutory U.S. rates. In 2000 and 1999, respectively, $218.8 million and $58.8 million of income tax benefit was recorded as a component of stockholders' equity as a result of exercised stock options.

   A reconciliation of the statutory U.S. federal tax rate to the Company's effective tax rate on earnings from continuing operations before income taxes is summarized as follows:

    -----------------------------------------------------------------------
     Year Ended December 31,                            2000   1999  1998
    -----------------------------------------------------------------------
     Statutory U.S. federal tax rate                     35.0% 35.0%  35.0%
     Amortization of intangibles                         81.1  15.7   86.3
     State and local taxes, net of federal tax benefit    7.3   3.7    5.7
     Effect of foreign operations                       (17.7) (9.3) (35.5)
     Merger-related costs and non-deductible expenses    19.5   --     --
     Other, net                                           5.0   3.7    9.5
    -----------------------------------------------------------------------
     Effective tax rate on earnings from continuing
      operations before income taxes                    130.2% 48.8% 101.0%
    -----------------------------------------------------------------------

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


   The following is a summary of the components of the deferred tax accounts:

    ----------------------------------------------------------------
     At December 31,                                2000      1999
    ----------------------------------------------------------------
     Deferred tax assets:
      Provision for expense and losses            $ 1,854.5  $436.6
      Postretirement and other employee benefits      586.5    41.7
      Tax credit and loss carryforwards               485.6    83.4
    ----------------------------------------------------------------
     Total deferred tax assets                      2,926.6   561.7
      Valuation allowance                            (172.1)  (96.0)
    ----------------------------------------------------------------
     Net deferred tax assets                        2,754.5   465.7
    ----------------------------------------------------------------
     Deferred tax liabilities:
      Property, equipment and intangible assets    (2,522.0)  (55.9)
      Lease portfolio                                (422.2)    --
      Other                                          (612.1)    --
    ----------------------------------------------------------------
     Total deferred tax liabilities                (3,556.3)  (55.9)
    ----------------------------------------------------------------
     Deferred income taxes, net liability         $  (801.8) $409.8
    ----------------------------------------------------------------

   At December 31, 2000 and 1999, the Company had a net current deferred tax asset of $336.3 million and $188.0 million, and net non-current deferred tax liability of $1.1 billion and $221.8 million, respectively.

   At December 31, 2000, the Company had net operating loss carryforwards for federal, state and local and foreign jurisdiction of approximately $437.8 million, which expire in various years from 2001 through 2019. In addition, the Company had alternative minimum tax credit carryforwards of $203.2 million that have no expiration dates and foreign tax credit carryforwards of $64.3 million that expire through 2004.

   The 2000 and 1999 deferred tax assets are reduced by a valuation allowance of $172.1 million and $96.0 million, respectively, principally relating to tax benefits of net operating losses which are not expected to be recognized as a result of certain limitations applied where there is a change of ownership.

   The Company's share of the undistributed earnings of foreign subsidiaries not included in its consolidated federal income tax return that could be subject to additional income taxes if remitted, was approximately $1.6 billion and $1.4 billion at December 31, 2000 and December 31, 1999, respectively. No provision has been recorded for the U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to reinvest these earnings outside the United States indefinitely and it is not practicable to estimate the amount of such taxes.

14) PENSION PLANS, OTHER POSTRETIREMENT BENEFITS AND POSTEMPLOYMENT BENEFITS

   The Company and certain of its subsidiaries have non-contributory pension plans covering specific groups of employees. The benefits for these plans are based primarily on an employee's years of service and pay near retirement. Participant employees are vested in the plans after five years of service. The Company's policy for all pension plans is to fund amounts in accordance with the Employee Retirement Income Security Act of 1974. Plan assets consist principally of common stocks, marketable bonds and U.S. government securities. The Company's Class B Common Stock represents approximately 8.0% and 20.8% of the plan assets' fair value at December 31, 2000 and 1999, respectively.

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

   The significant changes in the components of the benefit obligation plan assets and the net periodic cost in 2000 were due primarily to the merger with CBS in May 2000.

   The following table sets forth the change in benefit obligation for the Company's benefit plans:

    ---------------------------------------------------------------------------
                                                               Postretirement
                                            Pension Benefits      Benefits
     At December 31,                          2000     1999      2000    1999
    ---------------------------------------------------------------------------
     Change in benefit obligation:
      Benefit obligation, beginning of
       year                                 $  795.2  $ 844.2  $   51.1  $53.6
      Service cost                              38.5     33.7       2.1     .7
      Interest cost                            278.9     61.5      59.3    3.7
      Benefits paid                           (356.5)   (45.2)    (79.6)  (5.7)
      Actuarial (gain)                         (14.8)  (147.9)     (1.2)  (1.6)
      Business combinations                  4,238.7     52.0   1,092.0    --
      Participants' contributions                 .5      --        2.9     .4
      Amendments                                 1.5       .2      (6.4)   --
      Cumulative translation adjustments        (3.0)     1.1       --     --
      Special termination benefits               5.3      2.7       --     --
      Curtailments                               --      (7.1)      --     --
    ---------------------------------------------------------------------------
      Benefit obligation, end of year       $4,984.3  $ 795.2  $1,120.2  $51.1
    ---------------------------------------------------------------------------

   The following table sets forth the change in plan assets for the Company's benefit plans:

    ---------------------------------------------------------------------------
                                                               Postretirement
                                            Pension Benefits      Benefits
     At December 31,                          2000     1999      2000    1999
    ---------------------------------------------------------------------------
     Change in plan assets:
      Fair value of plan assets, beginning
       of year                              $  973.8  $ 786.6  $    --   $ --
      Actual return on plan assets             160.6    167.2       1.3    --
      Employer contributions                    34.8      6.0      75.7    5.3
      Benefits paid                           (356.5)   (45.2)    (79.6)  (5.7)
      Business combinations                  4,082.4     56.5      46.1    --
      Participants' contributions                 .5      --        2.9     .4
      Cumulative translation adjustments        (4.4)     2.7       --     --
    ---------------------------------------------------------------------------
      Fair value of plan assets, end of
       year                                 $4,891.2  $ 973.8  $   46.4  $ --
    ---------------------------------------------------------------------------

   For those pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligations and accumulated benefit obligations were $511.9 million and $474.5 million, respectively, for 2000

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

and $103.4 million and $92.6 million, respectively, for 1999. The fair value of such plan assets was $4.7 million for 2000 and $0 for 1999.

   The accrued pension and postretirement costs recognized in the Company's consolidated balance sheet are computed as follows:

    ----------------------------------------------------------------------------
                                                Pension        Postretirement
                                               Benefits           Benefits
     At December 31,                         2000     1999      2000      1999
    ----------------------------------------------------------------------------
     Funded status:                         $ (93.1) $ 178.6  $(1,073.8) $(51.1)
      Unrecognized actuarial (gain)          (192.4)  (336.8)     (16.2)  (17.1)
      Unrecognized prior service cost
       (benefit)                               10.4     10.9      (10.5)   (4.8)
      Unrecognized asset at transition         (1.1)    (2.3)       --      --
    ----------------------------------------------------------------------------
      Accrued pension liability, net        $(276.2) $(149.6) $(1,100.5) $(73.0)
    ----------------------------------------------------------------------------
     Amounts recognized in the
      Consolidated Balance Sheets:
      Accrued pension liability             $(536.3) $(172.0) $(1,100.5) $(73.0)
      Prepaid benefits cost                   239.1      8.4        --      --
      Intangibles                               1.9       .5        --      --
      Accumulated other comprehensive pre-
       tax loss                                19.1     13.5        --      --
    ----------------------------------------------------------------------------
     Net liability recognized               $(276.2) $(149.6) $(1,100.5) $(73.0)
    ----------------------------------------------------------------------------

   Net periodic cost for the Company's pension and postretirement benefit plans consists of the following:

  --------------------------------------------------------------------------------------
                                                                     Postretirement
                                             Pension Benefits           Benefits
   At December 31,                          2000     1999    1998   2000   1999   1998
  --------------------------------------------------------------------------------------
   Components of net periodic cost:
    Service cost                           $  38.5  $ 33.7  $ 36.8  $ 2.1  $ .7  $  1.0
    Interest cost                            278.9    61.5    57.8   59.3   3.7     6.5
    Expected return on plan assets          (301.8)  (79.4)  (64.4)  (2.2)  --      --
    Amortization of prior service cost         1.9     1.6     2.6    (.6)  (.7)   (3.0)
    Amortization of transition obligation     (1.1)    (.2)   (2.2)   --    --      --
    Recognized actuarial (gain) loss         (17.0)    1.1     3.7   (1.2)  (.7)   (2.9)
    Curtailment (gain)                         --     (7.1)  (31.4)   --    --    (77.5)
    Special termination benefits               1.7     3.6     --     --    --      --
  --------------------------------------------------------------------------------------
    Net periodic cost                      $   1.1  $ 14.8  $  2.9  $57.4  $3.0  $(75.9)
  --------------------------------------------------------------------------------------

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


   The following weighted average assumptions were used in accounting for the pension plans:

    ----------------------------------------------------------
                                              2000  1999 1998
    ----------------------------------------------------------
     Discount rate                            7.71% 8.0% 6.75%
     Expected return on plan assets            8.3% 9.5%  9.5%
     Rate of increase in future compensation   5.0% 5.0%  5.0%
    ----------------------------------------------------------

   The following weighted average assumptions were used in accounting for postretirement benefits:

    --------------------------------------------------------
                                            2000  1999 1998
    --------------------------------------------------------
     Discount rate                          7.75% 8.0% 6.75%
     Projected health care cost trend rate   8.0% 5.5%  6.0%
     Ultimate trend rate                     5.8% 5.5%  5.5%
     Year ultimate trend rate is achieved    2008 1999  1999
    --------------------------------------------------------

   Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

    ------------------------------------------------------------------------
                                               One Percentage One Percentage
                                               Point Increase Point Decrease
    ------------------------------------------------------------------------
     Effect on total of service and interest
      cost components                              $ 3.1          $ (2.9)
     Effect on the accumulated postretirement
      benefit obligation                           $39.1          $(36.0)
    ------------------------------------------------------------------------

   In 1998, as a result of the sale of Non-Consumer Publishing, the Company realized curtailment gains of $31.4 million related to pension benefits and $77.5 million related to postretirement benefits, which have been included in the net gain on disposition for that year.

   The Company contributes to multi-employer plans that provide pension and health and welfare benefits to certain employees under collective bargaining agreements. The contributions to these plans were $32.3 million (2000) and $26.1 million (1999).

   In addition, the Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $35.8 million, $16.5 million and $21.1 million for the years ended December 31, 2000, 1999 and 1998.

15) COMMITMENTS AND CONTINGENCIES

   The Company has long-term noncancelable operating lease commitments for retail and office space and equipment, transponders, studio facilities and vehicles. The Company has also entered into capital leases for satellite transponders and buildings.

   Infinity's outdoor advertising business has franchise rights entitling it to display advertising on such media as buses, taxis, trains, bus shelters, terminals, billboards, and phone kiosks. Under most of these franchise agreements, the franchiser is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


   At December 31, 2000, minimum rental payments under noncancelable leases and minimum franchise payments are as follows:

    -------------------------------------------------------------
                                  Leases
                             ----------------- Guaranteed Minimum
                             Capital Operating Franchise Payments
    -------------------------------------------------------------
     2001                    $173.7  $  831.6       $  310.5
     2002                     175.3     691.5          280.1
     2003                     104.3     623.8          235.6
     2004                      67.5     500.4          219.8
     2005                      55.5     389.8          177.2
     2006 and thereafter      109.7   1,978.9          311.1
                             ------  --------       --------
     Total minimum lease
      payments                686.0  $5,016.0       $1,534.3
                                     ========       ========
     Less amounts
      representing interest   133.8
                             ------
     Present value of net
      minimum payments       $552.2
    -------------------------------------------------------------

   Future minimum capital lease payments have not been reduced by future minimum sublease rentals of $17.9 million. Rent expense amounted to $838.2 million (2000), $601.7 million (1999) and $533.8 million (1998).

   The commitments of the Company for program license fees, estimated to aggregate approximately $15.2 billion, are not reflected in the balance sheet as of December 31, 2000. These commitments include approximately $10.8 billion for the acquisition of sports programming rights. A majority of such fees are payable over several years, as part of normal programming expenditures.

   The Company, Blockbuster and Paramount Home Entertainment are among the defendants in a lawsuit filed on July 21, 1999 in the United States District Court for the Western District of Texas by one former and three present independent video retailers against the major motion picture studios and the Company. The plaintiffs, purporting to act as class representatives on behalf of themselves and all others similarly situated, allege that the Company and the studios conspired among themselves and with Blockbuster to restrain competition in the nationwide market for distribution of videocassettes for rental to the public in violation of federal and California law. Plaintiffs seek injunctive relief under federal law as well as triple the amount of the alleged actual damages to themselves and those similarly situated under California statutes. In January 2001, plaintiffs moved to withdraw their California state law claims from the federal lawsuit in Texas and filed a substantially similar complaint with approximately 200 additional named plaintiffs in Superior Court for the County of Los Angeles. This complaint also sought certification of a nationwide class of similarly situated plaintiffs. In March 2001, the Texas court denied the plaintiffs' motion for class certification of both the federal and the California state law claims in the federal action and denied the plaintiffs' motion to withdraw their California state law claims from that action. The Company believes that the plaintiffs' position in these litigations is without merit and intends to defend itself vigorously in the litigations.

   The Company is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain products supplied by previously divested industrial business, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants in state and Federal courts. The Company was neither a manufacturer nor a producer of asbestos. As of December 31, 2000, the Company had pending approximately 99,590 asbestos cases, excluding cases in various stages of settlement. The Company has brought suit against certain of its insurance carriers with respect

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

to asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers that have agreed to the settlement are now reimbursing the Company for a substantial portion of its current costs and settlement associated with asbestos claims. The Company believes that it has meritorious defenses to asbestos matters, that where appropriate it has adequately provided for resolution of matters and that any ultimate liability resulting from asbestos matters is not likely to have a material adverse effect on its results of operations, financial position or cash flows.

   The Company from time to time receives claims from federal and state environmental regulatory agencies and other entities asserting that it is or may be liable for environmental cleanup costs and related damages, principally relating to discontinued operations conducted by companies acquired by the Company. The Company's liabilities reflect management's best estimate of its environmental exposure. Such liability was not discounted or reduced by potential insurance recoveries and reflects management's estimate of cost sharing at multiparty sites. The estimated liability was calculated based upon currently available facts, existing technology and presently enacted laws and regulations. On the basis of its experience and the information currently available to it, the Company believes that the claims it has received will not have a material adverse effect on its results of operations, financial position or liquidity.

   In addition to the above matters, the Company and various of its subsidiaries are parties to certain other legal proceedings. Litigation is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that these matters are not likely to have a material adverse effect on its results of operations, financial position or cash flows.

16) REPORTABLE SEGMENTS

   The following tables set forth the Company's financial performance by reportable operating segment. As a result of the merger with CBS, the segment information reflects a new organizational structure. Prior period information for Viacom has been reclassified to conform to the new structure. Intersegment revenues are recorded at fair market value as if the sales were to third parties and are eliminated in consolidation. Intersegment revenues of the Entertainment segment for 2000, 1999 and 1998 were $374.0 million, $248.4 million and $146.1 million, respectively. Residual costs of discontinued businesses primarily include pension and postretirement benefit costs for benefit plans retained by CBS for previously divested industrial businesses.

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

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


    --------------------------------------------------------------------------
     Year ended December 31,                    2000       1999       1998
    --------------------------------------------------------------------------
     Revenues:
      Cable Networks                          $ 3,895.0  $ 3,045.5  $ 2,607.9
      Television                                5,381.7    2,352.0    2,271.4
      Infinity                                  2,764.7        --         --
      Entertainment                             2,758.3    2,665.9    2,914.3
      Video                                     4,960.1    4,463.5    3,893.4
      Publishing                                  596.0      610.7      564.6
      Online                                      100.7       29.8       13.7
      Intercompany eliminations                  (412.8)    (308.6)    (169.2)
    --------------------------------------------------------------------------
         Total Revenues                       $20,043.7  $12,858.8  $12,096.1
    --------------------------------------------------------------------------
    --------------------------------------------------------------------------
     Year ended December 31,                    2000       1999       1998
    --------------------------------------------------------------------------
     EBITDA:
      Cable Networks                          $ 1,495.0  $ 1,053.1  $   851.3
      Television                                  979.5      271.5      372.9
      Infinity                                  1,282.6        --         --
      Entertainment                               368.8      378.3      368.7
      Video                                       534.8      520.3       39.9
      Publishing                                   71.3       74.0       71.2
      Online                                     (182.1)     (48.4)      (3.5)
    --------------------------------------------------------------------------
       Segment total                            4,549.9    2,248.8    1,700.5
      Reconciliation to Operating Income:
       Corporate expenses/eliminations           (928.0)    (156.8)    (171.6)
       Residual costs of discontinued
        operations                                (77.5)       --         --
       Depreciation and amortization           (2,223.5)    (844.7)    (777.3)
    --------------------------------------------------------------------------
         Total Operating Income               $ 1,320.9  $ 1,247.3  $   751.6
    --------------------------------------------------------------------------
    --------------------------------------------------------------------------
     Year ended December 31,                    2000       1999       1998
    --------------------------------------------------------------------------
     Depreciation and Amortization:
      Cable Networks                          $   245.0  $   120.7  $   107.0
      Television                                  548.3      128.1      110.5
      Infinity                                    693.2        --         --
      Entertainment                               159.1      147.2      133.2
      Video                                       459.1      392.4      382.1
      Publishing                                   21.7       19.7       18.0
      Online                                       74.6       16.1        4.0
    --------------------------------------------------------------------------
       Segment total                            2,201.0      824.2      754.8
      Corporate                                    22.5       20.5       22.5
    --------------------------------------------------------------------------
         Total Depreciation and Amortization  $ 2,223.5  $   844.7  $   777.3
    --------------------------------------------------------------------------

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

    ----------------------------------------------------------------
     At December 31,                     2000      1999      1998
    ----------------------------------------------------------------
     Total Assets:
      Cable Networks                   $ 7,893.2 $ 3,138.1 $ 2,770.2
      Television                        25,177.2   4,744.2   4,577.4
      Infinity                          33,689.7       --        --
      Entertainment                      4,853.9   5,899.5   5,699.0
      Video                              8,385.1   8,475.6   8,142.6
      Publishing                           954.1     948.1     962.4
      Online                               425.2     162.1       5.8
    ----------------------------------------------------------------
       Segment total                    81,378.4  23,367.6  22,157.4
      Corporate expenses/eliminations    1,267.7   1,118.8   1,455.7
    ----------------------------------------------------------------
         Total Assets                  $82,646.1 $24,486.4 $23,613.1
    ----------------------------------------------------------------
    ----------------------------------------------------------------
     Year Ended December 31,             2000      1999      1998
    ----------------------------------------------------------------
     Capital Expenditures:
      Cable Networks                   $   120.5 $    83.4 $    89.8
      Television                           100.1      51.3      60.6
      Infinity                              72.0       --        --
      Entertainment                         87.9     134.3     174.7
      Video                                212.1     384.9     196.0
      Publishing                             6.0       8.7      37.5
      Online                                53.6      22.8       --
    ----------------------------------------------------------------
       Segment total                       652.2     685.4     558.6
      Corporate                              6.8      20.8      44.9
    ----------------------------------------------------------------
         Total Capital Expenditures    $   659.0 $   706.2 $   603.5
    ----------------------------------------------------------------

   Information regarding the Company's operations by geographic area is as follows:

    -----------------------------------------------------------
     Year Ended December 31,        2000      1999      1998
    -----------------------------------------------------------
     Revenues(a):
      United States               $16,428.3 $10,207.0 $ 9,268.3
      International                 3,615.4   2,651.8   2,827.8
    -----------------------------------------------------------
         Total Revenues           $20,043.7 $12,858.8 $12,096.1
    -----------------------------------------------------------
     Long-lived Assets:
      United States               $71,979.5 $17,675.6 $16,857.0
      International                 2,834.2   1,401.3   1,326.9
    -----------------------------------------------------------
         Total Long-lived Assets  $74,813.7 $19,076.9 $18,183.9
    -----------------------------------------------------------

     Intercompany transfers between geographic areas are not significant.

    (a)  Revenue classifications are based on customers' locations.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


17) OTHER ITEMS, NET

   In 2000, "Other items, net" of $8.8 million principally reflects foreign exchange gains of $31.7 million and gains on the sale of assets of approximately $78.7 million which were mostly offset by the write down of several internet cost investments to their fair market value for approximately $66.9 million and losses associated with securitizing trade receivables. In 1999, "Other items, net" of $17.8 million principally reflects a $25.2 million foreign exchange gain and net gain of $17.1 million from the sale of land, property and equipment, partially offset by losses associated with securitizing trade receivables. In 1998, "Other items, net" of ($15.3) million reflects a loss of approximately $91 million associated with the closing of the Viacom Entertainment Store, losses associated with foreign exchange and securitizing trade receivables, partially offset by a gain of approximately $118.9 million from the sale of a cost investment.

18) EXTRAORDINARY LOSS

   For the year ended December 31, 1999, the Company recognized an extraordinary loss of $37.7 million, net of tax of $26.2 million, or a loss of $.06 per basic and diluted common share, on the early extinguishment of the 8.0% merger debentures and the 10.25% senior subordinated notes.

   For the year ended December 31, 1998, the Company recognized an extraordinary loss of $74.7 million, net of tax of $51.9 million, or a loss of $.10 per basic and diluted common share, on the early extinguishment of the 10.25% senior subordinated notes for $163.7 million, 7.0% senior subordinated debentures for $231.5 million and the 8.0% merger debentures for $555.6 million.

19) SUPPLEMENTAL CASH FLOW INFORMATION

    --------------------------------------------------------------------------
     Year Ended December 31,                        2000      1999     1998
    --------------------------------------------------------------------------
     Cash payments for interest, net of amounts
      capitalized                                $    651.4  $ 445.6  $ 668.2
     Cash payments for income taxes              $     61.2  $ 615.8  $ 656.6
     Supplemental schedule of non-cash
      financing and investing activities:
      Equipment acquired under capitalized
       leases                                    $     72.9  $ 223.4  $ 116.8
       Fair value of assets acquired             $ 61,910.3  $ 463.2  $ 138.2
       Fair value of liabilities assumed          (14,849.3)     (.8)   (11.8)
       Minority interest in net assets acquired    (5,712.1)  (150.0)     --
       Cash paid, net of cash acquired             (2,380.0)  (312.4)  (126.4)
    --------------------------------------------------------------------------
      Impact on stockholders' equity             $ 38,968.9  $   --   $   --
    --------------------------------------------------------------------------

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


20) QUARTERLY FINANCIAL DATA (unaudited):

------------------------------------------------------------------------------
                          First      Second     Third      Fourth     Total
2000                     Quarter   Quarter(1) Quarter(1) Quarter(1)  Year(1)
------------------------------------------------------------------------------
 Revenues(2)             $3,025.8   $4,850.9   $5,810.8   $6,356.2  $20,043.7
 Operating income
  (loss)(3)(4)           $  240.4   $ (278.2)  $  759.9   $  598.8  $ 1,320.9
 Earnings (loss) from
  continuing
  operations(4)          $   68.0   $ (495.6)  $   33.4   $   30.4  $  (363.8)
 Net earnings (loss)(4)  $ (384.3)  $ (495.6)  $   33.4   $   30.4  $  (816.1)
 Net earnings (loss)
  attributable to common
  stock(4)               $ (384.3)  $ (495.6)  $   33.4   $   30.4  $  (816.1)
 Basic earnings per
  common share:
  Earnings (loss) from
   continuing operations $    .10   $   (.41)  $    .02   $    .02  $    (.30)
  Net earnings (loss)    $   (.55)  $   (.41)  $    .02   $    .02  $    (.67)
 Diluted earnings per
  common share:
  Earnings (loss) from
   continuing operations $    .10   $   (.41)  $    .02   $    .02  $    (.30)
  Net earnings (loss)    $   (.54)  $   (.41)  $    .02   $    .02  $    (.67)
 Weighted average number
  of common shares:
  Basic                     694.8    1,207.6    1,503.7    1,498.2    1,225.3
  Diluted                   711.5    1,207.6    1,544.5    1,531.1    1,225.3
------------------------------------------------------------------------------
1999
------------------------------------------------------------------------------
 Revenues                $2,951.1   $3,003.3   $3,332.0   $3,572.4  $12,858.8
 Operating income(5)     $  277.5   $  282.3   $  321.2   $  366.3  $ 1,247.3
 Earnings from
  continuing operations  $   68.4   $   59.3   $  110.9   $  133.1  $   371.7
 Net earnings(6)         $   44.9   $   59.3   $   96.7   $  133.1  $   334.0
 Net earnings
  attributable to common
  stock                  $   32.5   $   59.3   $   96.7   $  133.1  $   321.6
 Basic earnings per
  common share:
  Earnings from
   continuing operations $    .08   $    .09   $    .16   $    .19  $     .52
  Net earnings           $    .05   $    .09   $    .14   $    .19  $     .46
 Diluted earnings per
  common share:
  Earnings from
   continuing operations $    .08   $    .08   $    .16   $    .19  $     .51
  Net earnings           $    .05   $    .08   $    .14   $    .19  $     .45
 Weighted average number
  of common shares:
  Basic                     696.1      690.6      696.7      697.4      695.2
  Diluted                   711.1      705.0      709.5      712.1      709.5
------------------------------------------------------------------------------

(1) Includes financial information for CBS from the date of its merger with and into Viacom on May 4, 2000. Accordingly, operating results are not necessarily comparable on a year-to-year basis.
(2) Revenues have been restated based on the guidelines set forth in SAB 101, "Revenue Recognition in Financial Statements".
(3) The second quarter of 2000 included merger-related charges of $698 million ($505 million after-tax) related to the merger with CBS and the acquisition of the remaining 50% interest in UPN that the Company did not already own.
(4) The first quarter of 2000 included an after-tax charge of $452.3 million related to the Company's early adoption of SOP 00-2. This charge was reflected as a cumulative effect of a change in accounting principle, effective January 1, 2000. Under SOP 00-2, for the three months ended March 31, 2000, the Company recognized additional operating expenses of $14.6 million ($8.0 million after-tax).
(5) The third quarter of 1999 included a $81.1 million charge for integrating the operations of Spelling into Paramount Television.
(6) The first and third quarter of 1999 included an extraordinary loss of $23.5 million and $14.2 million, net of tax, respectively, on the early extinguishment of debt (See Note 18).

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


21) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

   Viacom International is a wholly owned subsidiary of the Company. The Company has fully and unconditionally guaranteed Viacom International debt securities (See Note 10). The Company has determined that separate financial statements and other disclosures concerning Viacom International are not material to investors. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of the Company, Viacom International, the direct and indirect Non-Guarantor Affiliates of the Company, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

                                        Year Ended December 31, 2000
                         ------------------------------------------------------------
                                                   Non-
                         Viacom      Viacom     Guarantor                Viacom Inc.
                          Inc.    International Affiliates  Eliminations Consolidated
-------------------------------------------------------------------------------------
Revenues                 $ 271.7    $2,520.2    $17,264.4      $(12.6)    $20,043.7
Expenses:
 Operating                 107.4       813.5     10,766.2        20.0      11,707.1
 Selling, general and
  administrative           122.5       892.6      3,078.6         --        4,093.7
 Merger-related charges      --        650.0         48.5         --          698.5
 Depreciation and
  amortization              14.6       149.6      2,059.3         --        2,223.5
-------------------------------------------------------------------------------------
  Total expenses           244.5     2,505.7     15,952.6        20.0      18,722.8
-------------------------------------------------------------------------------------
Operating income            27.2        14.5      1,311.8       (32.6)      1,320.9
Other income (expense):
 Interest income
  (expense), net          (598.9)       67.4       (237.6)        --         (769.1)
 Other items, net          (19.4)       26.7          1.5         --            8.8
-------------------------------------------------------------------------------------
Earnings (loss) before
 income taxes             (591.1)      108.6      1,075.7       (32.6)        560.6
 Benefit (provision) for
  income taxes             236.5      (154.6)      (811.7)        --         (729.8)
 Equity in loss of
  affiliated companies,
  net of tax              (461.5)     (463.0)      (158.2)      958.5        (124.2)
 Minority interest, net
  of tax                     --         20.1        (90.5)        --          (70.4)
-------------------------------------------------------------------------------------
Net loss before
 cumulative effect of
 change in accounting
 principle                (816.1)     (488.9)        15.3       925.9        (363.8)
 Cumulative effect of
  change in accounting
  principle, net of tax      --          --        (452.3)        --         (452.3)
-------------------------------------------------------------------------------------
Net loss                 $(816.1)   $ (488.9)   $  (437.0)     $925.9     $  (816.1)
-------------------------------------------------------------------------------------

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

                                        Year Ended December 31, 1999
                         ------------------------------------------------------------
                                                   Non-
                         Viacom      Viacom     Guarantor                Viacom Inc.
                          Inc.    International Affiliates  Eliminations Consolidated
-------------------------------------------------------------------------------------
Revenues                 $  35.4    $2,164.6    $10,709.5     $ (50.7)    $12,858.8
Expenses:
 Operating                  30.5       706.3      7,680.8       (79.7)      8,337.9
 Selling, general and
  administrative             3.0       783.2      1,572.4         --        2,358.6
 Restructuring charge        --          --          70.3         --           70.3
 Depreciation and
  amortization               4.6       105.4        734.7         --          844.7
-------------------------------------------------------------------------------------
  Total expenses            38.1     1,594.9     10,058.2       (79.7)     11,611.5
-------------------------------------------------------------------------------------
Operating income (loss)     (2.7)      569.7        651.3        29.0       1,247.3
Other income (expense):
 Interest income
  (expense), net          (361.3)       77.4       (137.3)        --         (421.2)
 Other items, net          (24.8)       28.0         14.6         --           17.8
-------------------------------------------------------------------------------------
Earnings (loss) before
 income taxes             (388.8)      675.1        528.6        29.0         843.9
 Benefit (provision) for
  income taxes             159.5      (276.8)      (294.1)        --         (411.4)
 Equity in earnings
  (loss) of affiliated
  companies, net of tax    600.7       199.9        (82.1)     (779.2)        (60.7)
 Minority interest, net
  of tax                     --          2.8         (2.9)        --            (.1)
-------------------------------------------------------------------------------------
Earnings before
 extraordinary loss        371.4       601.0        149.5      (750.2)        371.7
 Extraordinary loss, net
  of tax                   (37.4)        (.3)         --          --          (37.7)
-------------------------------------------------------------------------------------
Net earnings               334.0       600.7        149.5      (750.2)        334.0
 Cumulative convertible
  preferred stock
  dividend requirement       (.4)        --           --          --            (.4)
 Premium on repurchase
  of preferred stock       (12.0)        --           --          --          (12.0)
-------------------------------------------------------------------------------------
Net earnings
 attributable to common
 stock                   $ 321.6    $  600.7    $   149.5     $(750.2)    $   321.6
-------------------------------------------------------------------------------------

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


                                         Year Ended December 31, 1998
                          ------------------------------------------------------------
                                                    Non-
                          Viacom      Viacom     Guarantor                Viacom Inc.
                           Inc.    International Affiliates  Eliminations Consolidated
--------------------------------------------------------------------------------------
Revenues                  $  39.4    $1,775.3    $10,301.9      $(20.5)    $12,096.1
Expenses:
 Operating                   33.3       563.7      7,929.8       (20.5)      8,506.3
 Selling, general and
  administrative              2.6       650.6      1,407.7         --        2,060.9
 Depreciation and
  amortization                2.1        87.0        688.2         --          777.3
--------------------------------------------------------------------------------------
  Total expenses             38.0     1,301.3     10,025.7       (20.5)     11,344.5
--------------------------------------------------------------------------------------
Operating income              1.4       474.0        276.2         --          751.6
Other income (expense):
 Interest expense, net     (516.0)      (34.0)       (49.0)        --         (599.0)
 Other items, net           (21.2)       89.0        (83.1)        --          (15.3)
--------------------------------------------------------------------------------------
Earnings (loss) from
 continuing operations
 before income taxes       (535.8)      529.0        144.1         --          137.3
 Benefit (provision) for
  income taxes              219.7      (216.9)      (141.5)        --         (138.7)
 Equity in earnings
  (loss) of affiliated
  companies, net of tax     236.9      (236.3)       (54.0)       12.0         (41.4)
 Minority interest, net
  of tax                      --          1.3         (2.0)        --            (.7)
--------------------------------------------------------------------------------------
Earnings (loss) from
 continuing operations      (79.2)       77.1        (53.4)       12.0         (43.5)
Discontinued operations:
 Loss, net of tax             --          --         (54.1)        --          (54.1)
 Net gain (loss) on
  dispositions, net of
  tax                         --        191.2       (141.3)        --           49.9
--------------------------------------------------------------------------------------
Net earnings (loss)
 before extraordinary
 loss                       (79.2)      268.3       (248.8)       12.0         (47.7)
 Extraordinary loss, net
  of tax                    (43.2)      (31.5)         --          --          (74.7)
--------------------------------------------------------------------------------------
Net earnings (loss)        (122.4)      236.8       (248.8)       12.0        (122.4)
 Cumulative convertible
  preferred stock
  dividend requirement      (57.2)        --           --          --          (57.2)
 Discount on repurchase
  of preferred stock         30.0         --           --          --           30.0
--------------------------------------------------------------------------------------
Net earnings (loss)
 attributable to common
 stock                    $(149.6)   $  236.8    $  (248.8)     $ 12.0     $  (149.6)
--------------------------------------------------------------------------------------

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

                                              At December 31, 2000
                          --------------------------------------------------------------
                                                      Non-
                           Viacom       Viacom     Guarantor                Viacom Inc.
                            Inc.     International Affiliates  Eliminations Consolidated
----------------------------------------------------------------------------------------
Assets
Cash and cash
 equivalents              $   192.8    $   326.5   $   415.2    $      --    $   934.5
Receivables, net               89.3        456.0     3,661.3        (242.5)    3,964.1
Inventory                      11.3        259.9     1,130.8           --      1,402.0
Other current assets          355.1        425.5       789.3         (38.1)    1,531.8
----------------------------------------------------------------------------------------
    Total current assets      648.5      1,467.9     5,996.6        (280.6)    7,832.4
----------------------------------------------------------------------------------------
Property and equipment        170.0        744.8     8,070.9           --      8,985.7
 Less accumulated
  depreciation and
  amortization                 14.2        319.9     2,049.8           --      2,383.9
----------------------------------------------------------------------------------------
    Net property and
     equipment                155.8        424.9     6,021.1           --      6,601.8
----------------------------------------------------------------------------------------
Inventory                       --         518.6     3,132.1         (17.8)    3,632.9
Intangibles, at
 amortized cost               264.9        636.4    61,102.8           --     62,004.1
Investments in
 consolidated
 subsidiaries              49,331.0     14,898.9         --      (64,229.9)        --
Other assets                  198.2        695.1     1,813.0        (131.4)    2,574.9
----------------------------------------------------------------------------------------
Total Assets              $50,598.4    $18,641.8   $78,065.6    $(64,659.7)  $82,646.1
----------------------------------------------------------------------------------------
Liabilities and
 Stockholders' Equity
Accounts payable          $     --     $    35.2   $ 1,332.3    $   (106.4)  $ 1,261.1
Accrued expenses and
 other                        312.3      1,515.5     3,379.3        (154.2)    5,052.9
Accrued participations          --           --      1,234.5         (14.2)    1,220.3
Current portion of long-
 term debt                      --          10.8       213.1           --        223.9
----------------------------------------------------------------------------------------
    Total current
     liabilities              312.3      1,561.5     6,159.2        (274.8)    7,758.2
----------------------------------------------------------------------------------------
Long-term debt              7,194.1        858.2     4,613.2        (191.7)   12,473.8
Other liabilities          (9,118.5)     3,588.9     5,908.2       7,028.4     7,407.0
Minority interest               --         158.9     6,881.3           --      7,040.2
Stockholders' equity:
 Preferred Stock                --         106.1        20.4        (126.5)        --
 Common Stock                  15.9        185.7       508.8        (694.5)       15.9
 Additional paid-in
  capital                  50,729.9      7,253.4    54,621.6     (61,875.0)   50,729.9
 Retained earnings          5,523.0      4,931.1      (496.5)     (8,525.8)    1,431.8
 Accumulated other
  comprehensive income
  (loss)                        (.1)        (2.0)     (150.6)           .2      (152.5)
----------------------------------------------------------------------------------------
                           56,268.7     12,474.3    54,503.7     (71,221.6)   52,025.1
 Less treasury stock, at
  cost                      4,058.2          --          --            --      4,058.2
----------------------------------------------------------------------------------------
    Total stockholders'
     equity                52,210.5     12,474.3    54,503.7     (71,221.6)   47,966.9
----------------------------------------------------------------------------------------
Total Liabilities and
 Stockholders' Equity     $50,598.4    $18,641.8   $78,065.6    $(64,659.7)  $82,646.1
----------------------------------------------------------------------------------------

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


                                                At December 31, 1999
                          -----------------------------------------------------------------
                            Viacom       Viacom     Non-Guarantor              Viacom Inc.
                             Inc.     International  Affiliates   Eliminations Consolidated
-------------------------------------------------------------------------------------------
Assets
Cash and cash
 equivalents              $     81.6    $   486.0     $   113.2    $      --    $   680.8
Receivables, net                10.9        340.4       1,441.7         (95.6)    1,697.4
Inventory                       10.9        250.4       1,698.2           --      1,959.5
Other current assets             2.8        172.6         685.3           --        860.7
-------------------------------------------------------------------------------------------
    Total current assets       106.2      1,249.4       3,938.4         (95.6)    5,198.4
-------------------------------------------------------------------------------------------
Property and equipment          13.4        684.5       4,558.0           --      5,255.9
 Less accumulated
  depreciation and
  amortization                   3.8        242.6       1,584.2           --      1,830.6
-------------------------------------------------------------------------------------------
    Net property and
     equipment                   9.6        441.9       2,973.8           --      3,425.3
-------------------------------------------------------------------------------------------
Inventory                        --         365.2       2,464.3           --      2,829.5
Intangibles, at
 amortized cost                106.4        647.1      10,725.4           --     11,478.9
Investments in
 consolidated
 subsidiaries                6,829.2     14,891.0           --      (21,720.2)        --
Other assets                    58.0        204.7       1,411.0        (119.4)    1,554.3
-------------------------------------------------------------------------------------------
Total Assets              $  7,109.4    $17,799.3     $21,512.9    $(21,935.2)  $24,486.4
-------------------------------------------------------------------------------------------
Liabilities and
 Stockholders' Equity
Accounts payable          $       .1    $     9.0     $   578.6    $    (43.3)  $   544.4
Accrued expenses and
 other                          15.3      1,637.3       1,441.6        (620.4)    2,473.8
Accrued participations           --           --        1,109.1         (21.9)    1,087.2
Current portion of long-
 term debt                       --          17.7         276.6           --        294.3
-------------------------------------------------------------------------------------------
    Total current
     liabilities                15.4      1,664.0       3,405.9        (685.6)    4,399.7
-------------------------------------------------------------------------------------------
Long-term debt               3,262.1      1,013.4       1,422.2           --      5,697.7
Other liabilities          (11,421.6)     1,889.6       7,339.9       4,202.6     2,010.5
Minority interest                --         144.4       1,102.1           --      1,246.5
Stockholders' equity:
 Preferred Stock                 --         104.1          20.4        (124.5)        --
 Common Stock                    7.5        185.7         495.4        (681.1)        7.5
 Additional paid-in
  capital                   10,338.5      7,342.3       7,739.4     (15,081.7)   10,338.5
 Retained earnings           6,339.2      5,422.7          50.9      (9,564.9)    2,247.9
 Accumulated other
  comprehensive income
  (loss)                         --          33.1         (63.3)          --        (30.2)
-------------------------------------------------------------------------------------------
                            16,685.2     13,087.9       8,242.8     (25,452.2)   12,563.7
 Less treasury stock, at
  cost                       1,431.7          --            --            --      1,431.7
-------------------------------------------------------------------------------------------
    Total stockholders'
     equity                 15,253.5     13,087.9       8,242.8     (25,452.2)   11,132.0
-------------------------------------------------------------------------------------------
Total Liabilities and
 Stockholders' Equity     $  7,109.4    $17,799.3     $21,512.9    $(21,935.2)  $24,486.4
-------------------------------------------------------------------------------------------

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

                                          Year Ended December 31, 2000
                          --------------------------------------------------------------
                                                      Non-
                           Viacom       Viacom     Guarantor                Viacom Inc.
                            Inc.     International Affiliates  Eliminations Consolidated
----------------------------------------------------------------------------------------
Net cash flow provided
 by (used for) operating
 activities               $  (654.1)    $ 830.5    $ 2,146.9       $--       $ 2,323.3
----------------------------------------------------------------------------------------
Investing Activities:
 Acquisitions, net of
  cash acquired                 --          --      (2,380.0)       --        (2,380.0)
 Capital expenditures          (1.5)     (126.3)      (531.2)       --          (659.0)
 Investments in and
  advances to affiliated
  companies                    (7.3)      (57.9)      (174.0)       --          (239.2)
 Purchases of short-term
  investments                   --        (89.9)         --         --           (89.9)
 Proceeds from sale of
  short-term investments        --         72.9        234.5        --           307.4
 Proceeds from
  dispositions                  --          --         190.6        --           190.6
 Proceeds from sale of
  cost investments              --          9.2          --         --             9.2
----------------------------------------------------------------------------------------
Net cash flow used for
 investing activities          (8.8)     (192.0)    (2,660.1)       --        (2,860.9)
----------------------------------------------------------------------------------------
Financing Activities:
 Borrowings (repayments)
  of credit agreements,
  net                         469.7       (96.2)     1,039.9        --         1,413.4
 Increase (decrease) in
  intercompany payables       456.3      (530.3)        74.0        --             --
 Proceeds from senior
  notes and debentures      1,606.5         --          76.4        --         1,682.9
 Purchase of treasury
  stock and warrants       (1,945.4)        --           --         --        (1,945.4)
 Repayment of notes and
  debentures                    --       (160.6)      (171.3)       --          (331.9)
 Payment on capital
  lease obligations             --        (10.9)      (119.7)       --          (130.6)
 Purchase of treasury
  stock by subsidiary           --          --         (84.1)       --           (84.1)
 Proceeds from exercise
  of stock options and
  warrants                    187.0         --           --         --           187.0
----------------------------------------------------------------------------------------
Net cash flow provided
 by (used for) financing
 activities                   774.1      (798.0)       815.2        --           791.3
----------------------------------------------------------------------------------------
Net increase (decrease)
 in cash and cash
 equivalents                  111.2      (159.5)       302.0        --           253.7
Cash and cash
 equivalents at
 beginning of year             81.6       486.0        113.2        --           680.8
----------------------------------------------------------------------------------------
Cash and cash
 equivalents at end of
 year                     $   192.8     $ 326.5    $   415.2       $--       $   934.5
----------------------------------------------------------------------------------------

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

                                         Year Ended December 31, 1999
                          ------------------------------------------------------------
                                                     Non-
                           Viacom      Viacom     Guarantor               Viacom Inc.
                            Inc.    International Affiliates Eliminations Consolidated
--------------------------------------------------------------------------------------
Net cash flow provided
 by (used for) operating
 activities               $  423.0     $(221.5)    $  92.6       $--        $  294.1
--------------------------------------------------------------------------------------
Investing Activities:
 Acquisitions, net of
  cash acquired             (180.6)        --       (131.8)       --          (312.4)
 Capital expenditures          --       (113.9)     (592.3)       --          (706.2)
 Investments in and
  advances to
  affiliated companies         --        (40.3)     (121.3)       --          (161.6)
 Purchases of short-term
  investments                  --       (416.2)        --         --          (416.2)
 Proceeds from sale of
  short-term investments       --        406.3         --         --           406.3
 Proceeds from
  dispositions                 --          --        114.3        --           114.3
 Proceeds from sale of
  cost investments             --          4.0         --         --             4.0
 Other, net                  (18.4)       (6.6)      (10.8)       --           (35.8)
--------------------------------------------------------------------------------------
Net cash flow used for
 investing activities       (199.0)     (166.7)     (741.9)       --        (1,107.6)
--------------------------------------------------------------------------------------
Financing Activities:
 Borrowings (repayments)
  of credit agreements,
  net                        999.3         --      1,185.5        --         2,184.8
 Increase (decrease) in
  intercompany payables      232.4       722.1      (954.5)       --             --
 Purchase of treasury
  stock and warrants        (478.8)        --          --         --          (478.8)
 Repayment of notes and
  debentures              (1,073.8)       (1.5)        --         --        (1,075.3)
 Repurchase of Preferred
  Stock                     (611.9)        --          --         --          (611.9)
 Payment on capital
  lease obligations            --        (35.9)      (70.6)       --          (106.5)
 Net proceeds from
  issuance of subsidiary
  stock                        --          --        430.7        --           430.7
 Proceeds from exercise
  of stock options and
  warrants                   390.8         --          --         --           390.8
 Payment of Preferred
  Stock dividends             (7.8)        --          --         --            (7.8)
 Other, net                    1.0         --          --         --             1.0
--------------------------------------------------------------------------------------
Net cash flow provided
 by (used for) financing
 activities                 (548.8)      684.7       591.1        --           727.0
--------------------------------------------------------------------------------------
Net increase (decrease)
 in cash and cash
 equivalents                (324.8)      296.5       (58.2)       --           (86.5)
Cash and cash
 equivalents at
 beginning of year           406.4       189.5       171.4        --           767.3
--------------------------------------------------------------------------------------
Cash and cash
 equivalents at end of
 year                     $   81.6     $ 486.0     $ 113.2       $--        $  680.8
--------------------------------------------------------------------------------------

                          VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

                                          Year Ended December 31, 1998
                          -------------------------------------------------------------
                                                      Non-
                           Viacom       Viacom     Guarantor               Viacom Inc.
                            Inc.     International Affiliates Eliminations Consolidated
---------------------------------------------------------------------------------------
Net cash flow provided
 by (used for) operating
 activities               $   527.3    $  (303.7)   $ 640.5       $--       $   864.1
---------------------------------------------------------------------------------------
Investing Activities:
 Acquisitions, net of
  cash acquired               (14.9)         --      (111.5)       --          (126.4)
 Capital expenditures           --         (88.6)    (514.9)       --          (603.5)
 Investments in and
  advances to affiliated
  companies                     --          (3.6)     (96.7)       --          (100.3)
 Purchases of short-term
  investments                   --        (151.6)       --         --          (151.6)
 Proceeds from sale of
  short-term investments        --         101.4        --         --           101.4
 Proceeds from
  dispositions                  --       4,677.3      272.8        --         4,950.1
 Proceeds from sale of
  cost investments              --         131.7       35.6        --           167.3
 Other, net                     --          (6.9)     (11.7)       --           (18.6)
---------------------------------------------------------------------------------------
Net cash flow provided
 by (used for) investing
 activities                   (14.9)     4,659.7     (426.4)       --         4,218.4
---------------------------------------------------------------------------------------
Financing Activities:
 Borrowings (repayments)
  of credit agreements,
  net                      (1,788.6)      (470.0)    (124.4)       --        (2,383.0)
 Increase (decrease) in
  intercompany payables     3,140.7     (3,100.7)     (40.0)       --             --
 Purchase of treasury
  stock and warrants         (809.6)         --         --         --          (809.6)
 Repayment of notes and
  debentures                 (202.6)      (666.7)       --         --          (869.3)
 Repurchase of Preferred
  Stock                      (564.0)         --         --         --          (564.0)
 Payment on capital
  lease obligations             --         (20.6)     (90.1)       --          (110.7)
 Proceeds from exercise
  of stock options and
  warrants                    182.8          --         --         --           182.8
 Payment of Preferred
  Stock dividends             (64.8)         --         --         --           (64.8)
 Other, net                     --           --        11.1        --            11.1
---------------------------------------------------------------------------------------
Net cash flow used for
 financing activities        (106.1)    (4,258.0)    (243.4)       --        (4,607.5)
---------------------------------------------------------------------------------------
Net increase (decrease)
 in cash and cash
 equivalents                  406.3         98.0      (29.3)       --           475.0
Cash and cash
 equivalents at
 beginning of year               .1         91.5      200.7        --           292.3
---------------------------------------------------------------------------------------
Cash and cash
 equivalents at end of
 year                     $   406.4    $   189.5    $ 171.4       $--       $   767.3
---------------------------------------------------------------------------------------

                                   PART III

Item 10. Directors and Executive Officers.

   The information contained in the Viacom Inc. Definitive Proxy Statement under the captions "Information Concerning Directors and Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Information with respect to the Executive Officers of the Company is included in Part I hereof.

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

                                     III-1

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) and (d) Financial Statements and Schedules (see Index on Page F-1)

   (b) Reports on Form 8-K

     Current Report on Form 8-K of Viacom Inc. with a Report Date of October 30, 2000, relating to an Agreement and Plan of Merger pursuant to which Infinity Broadcasting Corporation would merge with and into a subsidiary of the Company.

     Current Report on Form 8-K of Viacom Inc. with a Report Date of November 2, 2000, announcing an agreement for the purchase of BET Holdings II, Inc. by the Company.

     Current Report on Form 8-K of Viacom Inc. with a Report Date of December 4, 2000, with respect to Investor Presentation Materials for use at the UBS Warburg Media Conference 2000.

   (c) Exhibits (see Index on Page E-1)

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Viacom Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          Viacom Inc.

                                                  /s/ Sumner M. Redstone
                                          By: _________________________________
                                                    Sumner M. Redstone,
                                                 Chairman of the Board of
                                                        Directors,
                                                  Chief Executive Officer

                                                  /s/ Fredric G. Reynolds
                                          By: _________________________________
                                                   Fredric G. Reynolds,
                                                 Executive Vice President,
                                                  Chief Financial Officer

                                                    /s/ Susan C. Gordon
                                          By: _________________________________
                                                     Susan C. Gordon,
                                                Vice President, Controller,
                                                 Chief Accounting Officer

Date: March 28, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

                  *                             Director            March 28, 2001
______________________________________
           George S. Abrams

                  *                             Director            March 28, 2001
______________________________________
          David R. Andelman

                  *                             Director            March 28, 2001
______________________________________
          George H. Conrades

                  *                             Director            March 28, 2001
______________________________________
          Philippe P. Dauman

                  *                             Director            March 28, 2001
______________________________________
         William H. Gray III

           /s/ Mel Karmazin                     Director            March 28, 2001
______________________________________
             Mel Karmazin

              Signature                          Title                   Date
              ---------                          -----                   ----

                  *                             Director            March 28, 2001
______________________________________
             Jan Leschly

                  *                             Director            March 28, 2001
______________________________________
         David T. McLaughlin

                  *                             Director            March 28, 2001
______________________________________
              Ken Miller

                  *                             Director            March 28, 2001
______________________________________
            Leslie Moonves

                  *                             Director            March 28, 2001
______________________________________
          Brent D. Redstone

                  *                             Director            March 28, 2001
______________________________________
            Shari Redstone

        /s/ Sumner M. Redstone                  Director            March 28, 2001
______________________________________
          Sumner M. Redstone

                  *                             Director            March 28, 2001
______________________________________
         Frederic V. Salerno

                  *                             Director            March 28, 2001
______________________________________
           William Schwartz

                  *                             Director            March 28, 2001
______________________________________
           Ivan Seidenberg

                  *                             Director            March 28, 2001
______________________________________
           Patty Stonesifer

                  *                             Director            March 28, 2001
______________________________________
           Robert D. Walter

       /s/ Michael D. Fricklas                                      March 28, 2001
*By: _________________________________
         Michael D. Fricklas
           Attorney-in-Fact
          for the Directors

                          VIACOM INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS
                                   ITEM 14(c)

 Exhibit No.                 Description of Document                   Page No.
 -----------                 -----------------------                   --------
   (2)       Plan of Acquisition
     (a)     Amended and Restated Agreement and Plan of Merger,
             dated as of September 6, 1999, as amended and restated
             as of October 8, 1999 and as of November 23, 1999,
             among Viacom Inc., CBS Corporation and Viacom/CBS LLC
             (incorporated by reference to Exhibit 2.1 to the
             Registration Statement on Form S-4 filed by Viacom
             Inc.) (File No. 333-88613).
     (b)     Agreement and Plan of Merger, dated as of October 30,
             2000, among Viacom Inc., IBC Merger Corp. and Infinity
             Broadcasting Corporation (incorporated by reference to
             Exhibit 99.1 to the Current Report on Form 8-K of
             Viacom Inc. with a Report Date of October 30, 2000)
             (File No. 1-9553).
   (3)       Articles of Incorporation and By-laws
     (a)     Restated Certificate of Incorporation of Viacom Inc.
             effective May 4, 2000 (incorporated by reference to
             Exhibit 3.1 to the Registration Statement on Form S-4
             filed by Viacom Inc.) (File No. 333-88613).
     (b)     Amended and Restated By-laws of Viacom Inc. effective
             May 4, 2000 (incorporated by reference to Exhibit 3.2
             to the Registration Statement on Form S-4 filed by
             Viacom Inc.) (File No. 333-88613).
   (4)       Instruments defining the rights of security holders,
             including indentures
     (a)     Specimen certificate representing the Viacom Inc.
             Class A Common Stock (incorporated by reference to
             Exhibit 4.1 to the Registration Statement on Form S-4
             filed by Viacom Inc.) (File No. 33-13812).
     (b)     Specimen certificate representing Viacom Inc. Class B
             Common Stock (incorporated by reference to Exhibit 4(a)
             to the Quarterly Report on Form 10-Q of Viacom Inc. for
             the quarter ended June 30, 1990) (File No. 1-9553).
     (c)     The instruments defining the rights of holders of the
             long-term debt securities of Viacom Inc. and its
             subsidiaries are omitted pursuant to section
             (b)(4)(iii)(A) of Item 601 of Regulation S-K. Viacom
             Inc. hereby agrees to furnish copies of these
             instruments to the Securities and Exchange Commission
             upon request.
  (10)       Material Contracts
     (a)     Viacom Inc. 1989 Long-Term Management Incentive Plan
             (as amended and restated through April 23, 1990, as
             further amended and restated through April 27, 1995 and
             as further amended and restated through November 1,
             1996) (incorporated by reference to Exhibit 10(a) to
             the Annual Report on Form 10-K of Viacom Inc. for the
             fiscal year ended December 31, 1996) (File No. 1-
             9553).*
     (b)     Viacom Inc. 1994 Long-Term Management Incentive Plan
             (as amended and restated through April 27, 1995 and as
             further amended and restated through November 1, 1996)
             (incorporated by reference to Exhibit 10(b) to the
             Annual Report on Form 10-K of Viacom Inc. for the
             fiscal year ended December 31, 1996) (File No. 1-
             9553).*
     (c)     Viacom Inc. 1997 Long-Term Management Incentive Plan
             (as amended and restated through July 29, 1999, as
             further amended and restated through September 6, 1999
             and as further amended and restated through May 25,
             2000) (incorporated by reference to Exhibit B to Viacom
             Inc.'s Definitive Proxy Statement dated June 5, 2000)
             (File No. 1-9553).*

--------
* Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c).

 Exhibit No.                 Description of Document                   Page No.
 -----------                 -----------------------                   --------
     (d)     Viacom Inc. 2000 Long-Term Management Incentive Plan
             (incorporated by reference to Exhibit A to Viacom
             Inc.'s Definitive Proxy Statement dated June 5, 2000)
             (File No. 1-9553).*
     (e)     Viacom Inc. Senior Executive Short-Term Incentive Plan
             (as amended and restated through March 27, 1996, as
             further amended and restated through March 18, 1999 and
             as further amended and restated through May 25, 2000)
             (incorporated by reference to Exhibit C to Viacom
             Inc.'s Definitive Proxy Statement dated June 5, 2000)
             (File No. 1-9553).*
     (f)     Viacom International Inc. Deferred Compensation Plan
             for Non-Employee Directors (as amended and restated
             through December 17, 1992) (incorporated by reference
             to Exhibit 10(e) to the Annual Report on Form 10-K of
             Viacom Inc. for the fiscal year ended December 31,
             1992, as amended by Form 10-K/A Amendment No. 1 dated
             November 29, 1993 and as further amended by Form 10-K/A
             Amendment No. 2 dated December 9, 1993) (File No. 1-
             9553).*
     (g)     Viacom Inc. and Viacom International Inc. Retirement
             Income Plan for Non-Employee Directors (incorporated by
             reference to Exhibit 10(f) to the Annual Report on Form
             10-K of Viacom Inc. for the fiscal year ended December
             31, 1989) (File No. 1-9553).*
     (h)     Viacom Inc. Stock Option Plan for Outside Directors
             (incorporated by reference to Exhibit 10.2 to the
             Quarterly Report on Form 10-Q of Viacom Inc. for the
             quarter ended June 30, 1993) (File No. 1-9553).*
     (i)     Viacom Inc. 1994 Stock Option Plan for Outside
             Directors (incorporated by reference to Exhibit B to
             Viacom Inc.'s Definitive Proxy Statement dated April
             28, 1995) (File No. 1-9553).*
     (j)     Viacom Inc. 2000 Stock Option Plan for Outside
             Directors (incorporated by reference to Exhibit D to
             Viacom Inc.'s Definitive Proxy Statement dated June 5,
             2000) (File No. 1-9553).*
     (k)     Viacom Inc. Excess Investment Plan (Effective April 1,
             1984 and Amended as of January 1, 1996) (incorporated
             by reference to Exhibit 4.1 to the Viacom Inc.
             Registration Statement on Form S-8) (File No. 333-
             42987).*
     (l)     Excess Pension Plan for Certain Employees of Viacom
             International Inc. restated as of January 1, 1996
             (incorporated by reference to Exhibit 10(j) to the
             Annual Report on Form 10-K of Viacom Inc. for the
             fiscal year ended December 31, 1999)
             (File No. 1-9553).*
     (m)     Viacom Inc. Executive Severance Plan for Senior Vice
             Presidents (incorporated by reference to Exhibit 10.2
             to the Quarterly Report on Form 10-Q of Viacom Inc. for
             the quarter ended September 30, 1999) (File No. 1-
             9553).*
     (n)     Employment Letter Agreement, dated September 6, 1999,
             between Viacom Inc. and Sumner M. Redstone
             (incorporated by reference to Exhibit 10.3 to the
             Registration Statement on Form S-4 filed by Viacom
             Inc.) (File No. 333-88613).*
     (o)     Employment Letter Agreement, dated September 6, 1999,
             between Viacom Inc. and Mel Karmazin (incorporated by
             reference to Exhibit 10.4 to the Registration Statement
             on Form S-4 filed by Viacom Inc.) (File No. 333-88613),
             as amended by the First Amendment to Employment
             Agreement dated December 31, 1999 (incorporated by
             reference to Exhibit 10(ss) to the Annual Report on
             Form 10-K of CBS Corporation for the fiscal year ended
             December 31, 1999) (File No. 1-977), and as further
             amended by an Agreement dated June 13, 2000
             (incorporated by reference to Exhibit 10.5 to the
             Quarterly Report on Form 10-Q of Viacom Inc. for the
             quarter ended June 30, 2000) (File No. 1-9553).*

--------
* Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c).

 Exhibit No.                 Description of Document                   Page No.
 -----------                 -----------------------                   --------
     (p)     Agreement, dated as of January 1, 1996, between Viacom
             Inc. and Philippe P. Dauman (incorporated by reference
             to Exhibit 10(l) to the Annual Report on Form 10-K of
             Viacom Inc. for the fiscal year ended December 31,
             1995) (File No. 1-9553), as amended by an Agreement
             dated August 20, 1998 (incorporated by reference to
             Exhibit 10.1 to the Quarterly Report on Form 10-Q of
             Viacom Inc. for the quarter ended September 30, 1998)
             (File No. 1-9553).*
     (q)     Agreement, dated September 6, 1999, between Viacom Inc.
             and Philippe P. Dauman (incorporated by reference to
             Exhibit 10.5 to the Current Report on Form 8-K of
             Viacom Inc. with a Report Date of September 6, 1999)
             (File No. 1-9553), as amended by an Agreement dated
             April 28, 2000 (incorporated by reference to Exhibit
             10.3 to the Quarterly Report on Form 10-Q of Viacom
             Inc. for the quarter ended March 31, 2000) (File No.
             1-9553).*
     (r)     Agreement, dated as of January 1, 1996, between Viacom
             Inc. and Thomas E. Dooley (incorporated by reference to
             Exhibit 10(m) to the Annual Report on Form 10-K of
             Viacom Inc. for the fiscal year ended December 31,
             1995) (File No. 1-9553), as amended by an Agreement
             dated August 20, 1998 (incorporated by reference to
             Exhibit 10.2 to the Quarterly Report on Form 10-Q of
             Viacom Inc. for the quarter ended September 30, 1998)
             (File No. 1-9553).*
     (s)     Agreement, dated September 6, 1999, between Viacom Inc.
             and Thomas E. Dooley (incorporated by reference to
             Exhibit 10.6 to the Current Report on Form 8-K of
             Viacom Inc. with a Report Date of September 6, 1999)
             (File No. 1-9553), as amended by an Agreement dated
             April 28, 2000 (incorporated by reference to Exhibit
             10.3 to the Quarterly Report on Form 10-Q of Viacom
             Inc. for the quarter ended March 31, 2000) (File No.
             1-9553).*
     (t)     Agreement, dated as of May 1, 2000, between Viacom Inc.
             and Michael D. Fricklas (incorporated by reference to
             Exhibit 10.3 to the Quarterly Report on Form 10-Q of
             Viacom Inc. for the quarter ended September 30, 2000)
             (File No. 1-9553).*
     (u)     Agreement, dated March 2, 1999, between CBS Corporation
             and Fredric G. Reynolds (incorporated by reference by
             Exhibit 10(q) to the Quarterly Report on Form 10-Q of
             CBS Corporation for the quarter ended March 31, 1999)
             (File No. 1-977).*
     (v)     Agreement, dated as of May 1, 2000, between Viacom Inc.
             and William A. Roskin (filed herewith).*
     (w)     Service Agreement, dated as of March 1, 1994, between
             George S. Abrams and Viacom Inc. (incorporated by
             reference to Exhibit 10(q) to the Annual Report on Form
             10-K of Viacom Inc. for the fiscal year ended December
             31, 1994) (File No. 1-9553).*
     (x)     Agreement, dated as of May 17, 1995, between CBS
             Broadcasting Inc. and Leslie Moonves, as amended by an
             Agreement dated January 20, 1998 (incorporated by
             reference to Exhibit 10(v) to the Annual Report on Form
             10-K of CBS Corporation for the fiscal year ended
             December 31, 1997) (File No. 1-977), as further amended
             by an Agreement dated as of July 5, 1999 (incorporated
             by reference to Exhibit 10(q) to the Quarterly Report
             on Form 10-Q of CBS Corporation for the quarterly
             period ended September 30, 1999 (File No. 1-977), and
             as further amended by an Agreement dated as of May 25,
             2000 (filed herewith).*
     (y)     CBS Corporation ("CBS") plans* assumed by Viacom Inc.
             after the merger with CBS, consisting of the following:
              (i)    CBS 1991 Long-Term Incentive Plan (as amended
                     as of July 28, 1999) (incorporated by reference
                     to Exhibit 10.15 to the Quarterly Report on
                     Form 10-Q of Infinity Broadcasting Corporation
                     for the quarter ended September 30, 1999) (File
                     No. 1-4599).

--------
* Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c).

 Exhibit No.                 Description of Document                   Page No.
 -----------                 -----------------------                   --------
              (ii)   CBS 1993 Long-Term Incentive Plan (as amended
                     as of July 28, 1999) (incorporated by
                     reference to Exhibit 10.16 to the Quarterly
                     Report on Form 10-Q of Infinity Broadcasting
                     Corporation for the quarter ended September
                     30, 1999) (File No. 1-4599).
              (iii)  Infinity Broadcasting Corporation Warrant
                     Certificate No. 3 to Mel Karmazin (incorporated
                     by reference to Exhibit 4.6 to the Post-
                     Effective Amendment No. 1 on Form S-8 to the
                     Registration Statement on Form S-4 filed by CBS
                     Corporation (f/k/a Westinghouse Electric
                     Corporation) (File No. 333-13219).*
              (iv)   Westinghouse Executive Pension Plan (As amended
                     and restated as of July 28, 1999) (incorporated
                     by reference to Exhibit 10.20 to the Quarterly
                     Report on Form 10-Q of Infinity Broadcasting
                     Corporation for the quarter ended September 30,
                     1999) (File No. 1-4599).
              (v)    CBS Supplemental Executive Retirement Plan (As
                     amended as of April 1, 1999) (incorporated by
                     reference to Exhibit 10(h) to the Quarterly
                     Report on Form 10-Q of CBS for the quarter
                     ended September 30, 1999) (File No. 1-977).
              (vi)   CBS Bonus Supplemental Executive Retirement
                     Plan (As amended as of April 1, 1999)
                     (incorporated by reference to Exhibit 10(i)
                     to the Quarterly Report on Form 10-Q of CBS
                     for the quarter ended September 30, 1999)
                     (File No. 1-977).
              (vii)  CBS Supplemental Employee Investment Fund (As
                     amended as of January 1, 1998) (incorporated
                     by reference to Exhibit 10(j) to the
                     Quarterly Report on Form 10-Q of CBS for the
                     quarter ended September 30, 1999) (File No.
                     1-977).
              (viii) Director's Charitable Giving Program, As
                     Amended Effective April 30, 1996
                     (incorporated by reference to Exhibit 10(g)
                     to the Quarterly Report on Form 10-Q of CBS
                     (f/k/a Westinghouse Electric Corporation) for
                     the quarter ended June 30, 1996) (File No. 1-
                     977).
              (ix)   CBS Deferred Compensation and Stock Plan for
                     Directors (as amended as of February 24, 2000)
                     (filed herewith).
              (x)    Advisory Director's Plan Termination Fee
                     Deferral Terms and Conditions, Effective April
                     30, 1996. (As Revised Effective February 24,
                     2000) (filed herewith).
     (z)     Infinity Broadcasting Corporation ("Infinity") stock
             option plans* assumed by Viacom Inc. after the merger
             with Infinity, consisting of the following:
              (i)    Infinity 1998 Long-Term Incentive Plan
                     (incorporated by reference to Exhibit 10.16 to
                     the Annual Report on Form 10-K of Infinity for
                     the fiscal year ended December 31, 1999) (File
                     No. 1-4599).
              (ii)   Amended and Restated Infinity Stock Option
                     Plan (incorporated by reference to Exhibit 4.4
                     to the Post-Effective Amendment No. 1 on Form
                     S-8 to the Registration Statement on Form S-4
                     filed by CBS (f/k/a Westinghouse Electric
                     Corporation)) (File No. 333-13219).
     (aa)    Credit Agreement, dated as of June 21, 1999, between
             Blockbuster Inc. and the banks named therein
             (incorporated by reference to Exhibit 10.22 to the
             Registration Statement on Form S-1 filed by Blockbuster
             Inc.) (File No. 333-77899).
     (bb)    Amended and Restated Five-Year Credit Agreement, dated
             as of May 3, 2000, as amended and restated as of March
             7, 2001, among Viacom Inc.; Viacom International Inc.;
             the Subsidiary Borrowers Parties thereto; the Lenders
             named therein; The Chase Manhattan Bank, as
             Administrative Agent; Fleet National Bank and Bank of
             America, N.A., as Co-Syndication Agents; and Bank of
             New York, as Documentation Agent (filed herewith).

--------
* Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c).

 Exhibit No.                 Description of Document                   Page No.
 -----------                 -----------------------                   --------
     (cc)    Five-Year Credit Agreement, dated as of March 7, 2001,
             among Viacom Inc.; Viacom International Inc.; the
             Subsidiary Borrowers Parties thereto; the Lenders named
             therein; The Chase Manhattan Bank, as Administrative
             Agent; Salomon Smith Barney Inc., as Syndication Agent;
             and Bank of America, N.A. and Fleet National Bank, as
             Co-Documentation Agents (filed herewith).
     (dd)    364-Day Credit Agreement, dated as of March 7, 2001,
             among Viacom Inc.; Viacom International Inc.; the
             Subsidiary Borrowers Parties thereto; the Lenders named
             therein; The Chase Manhattan Bank, as Administrative
             Agent; Salomon Smith Barney Inc., as Syndication Agent;
             and Fleet National Bank and Bank of America, N.A., as
             Co-Documentation Agents (filed herewith).
  (21)       Subsidiaries of Viacom Inc.
  (23)       Consents of Experts and Counsel
     (a)     Consent of PricewaterhouseCoopers LLP
  (24)       Powers of Attorney

                         VIACOM INC. AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Item 14a

   The following consolidated financial statements and schedule of the registrant and its subsidiaries are submitted herewith as part of this report:

                                                                       Reference
                                                                       (Page/s)
                                                                      -----------
  1. Report of Independent Accountants.............................         II-28

  2. Management's Statement of Responsibility for Financial
      Reporting....................................................         II-29

  3. Consolidated Statements of Operations for the years ended
      December 31, 2000, 1999 and 1998.............................         II-30

  4. Consolidated Balance Sheets as of December 31, 2000 and 1999..         II-31

  5. Consolidated Statements of Cash Flows for the years ended
      December 31, 2000, 1999 and 1998.............................         II-32

  6. Consolidated Statements of Stockholders' Equity and
      Comprehensive Income for the years ended December 31, 2000,
      1999 and 1998................................................         II-33

  7. Notes to Consolidated Financial Statements....................   II-34-II-70

 Financial Statement Schedule:

    II. Valuation and qualifying accounts...........................          F-2

   All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

                          VIACOM INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (Millions of dollars)

        Col. A            Col. B                  Col. C                  Col. D      Col. E
----------------------  ---------- ------------------------------------ ----------  ----------
                        Balance at     Balance      Charged to Charged              Balance at
                        Beginning  Acquired through Costs and  to Other               End of
Description             of Period  Acquisitions(1)   Expenses  Accounts Deductions    Period
-----------             ---------- ---------------- ---------- -------- ----------  ----------
Allowance for doubtful
 accounts:
  Year ended December
   31, 2000               $109.5        $ 94.7        $124.1    $28.4     $110.5      $246.2
  Year ended December
   31, 1999               $ 98.7        $  --         $ 33.5    $ 8.1     $ 30.8      $109.5
  Year ended December
   31, 1998               $ 99.8        $  --         $ 29.5    $18.3     $ 48.9(2)   $ 98.7
Valuation allowance on
 deferred tax assets:
  Year ended December
   31, 2000               $ 96.0        $ 53.0        $ 39.0    $ --      $ 15.9      $172.1
  Year ended December
   31, 1999               $ 88.3        $  --         $  --     $ 3.8     $ (3.9)     $ 96.0
  Year ended December
   31, 1998               $106.8        $  --         $  --     $ --      $ 18.5      $ 88.3
Reserves for inventory
 obsolescence:
  Year ended December
   31, 2000               $ 33.2        $196.7        $ 59.0    $(1.7)    $ 96.4      $190.8
  Year ended December
   31, 1999               $ 56.7        $  --         $ 18.5    $16.8     $ 58.8      $ 33.2
  Year ended December
   31, 1998               $150.6        $  --         $ 25.7    $(8.1)    $111.5      $ 56.7

--------
Notes:
(1) Primarily consists of acquisition of CBS.
(2) Primarily related to the sale of Non-Consumer Publishing and amounts written off, net of recoveries.