Form 10-Q
period 2001-03-31
VIACOM INC
filed 2001-05-14
CIK 813828

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________


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
                                                  ------------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes  X  No   .
                                               ---   ---

Number of shares of Common Stock Outstanding at April 30, 2001:

     Class A Common Stock, par value $.01 per share - 137,458,692

     Class B Common Stock, par value $.01 per share - 1,642,719,189

                                   VIACOM INC.
                               INDEX TO FORM 10-Q


                                                                                             Page
           PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Operations (Unaudited) for the Three Months
           ended March 31, 2001 and March 31, 2000                                             3

           Consolidated Balance Sheets at March 31, 2001 (Unaudited) and
           December 31, 2000                                                                   4


           Consolidated Statements of Cash Flows (Unaudited) for the Three Months
           ended March 31, 2001 and March 31, 2000                                             5


           Notes to Consolidated Financial Statements (Unaudited)                              6

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition                                                 20


Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         31


           PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                                          32

Item 6.    Exhibits and Reports on Form 8-K                                                   32


PART I - FINANCIAL INFORMATION
------------------------------


Item 1. Financial Statements.


                          VIACOM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
               (Unaudited; in millions, except per share amounts)




Three Months Ended March 31,                                         2001             2000
--------------------------------------------------------------------------------------------------
Revenues                                                        $  5,752.2        $   3,025.8
--------------------------------------------------------------------------------------------------
Expenses:
    Operating                                                      3,478.4            1,995.1
    Selling, general and administrative                            1,124.9              561.1
    Depreciation and amortization                                    745.2              229.2
--------------------------------------------------------------------------------------------------
           Total expenses                                          5,348.5            2,785.4
--------------------------------------------------------------------------------------------------
Operating income                                                     403.7              240.4
    Interest expense                                                (256.9)            (122.5)
    Interest income                                                   11.4                9.5
    Other items, net                                                  (9.8)               1.7
--------------------------------------------------------------------------------------------------
Earnings before income taxes                                         148.4              129.1

    Provision for income taxes                                      (123.5)             (58.1)
    Equity in loss of affiliated companies, net of tax               (27.1)              (6.1)
    Minority interest, net of tax                                     (5.1)               3.1
--------------------------------------------------------------------------------------------------
Net earnings (loss) before cumulative effect of
      change in accounting principle                                  (7.3)              68.0
    Cumulative effect of change in accounting
      principle, net of tax                                             --             (452.3)
--------------------------------------------------------------------------------------------------
Net loss                                                        $     (7.3)       $    (384.3)
--------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share:
    Net earnings (loss) before cumulative effect of
      change in accounting principle                            $       --        $       0.10
    Net loss                                                    $       --        $      (0.55)
--------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share:
    Net earnings (loss) before cumulative effect of
      change in accounting principle                            $       --        $       0.10
    Net loss                                                    $       --        $      (0.54)
--------------------------------------------------------------------------------------------------
Weighted average number of common shares:
    Basic                                                          1,628.4               694.8
    Diluted                                                        1,628.4               711.5
--------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                     (In millions, except per share amounts)


                                                                                   At March 31,   At December 31,
                                                                                       2001             2000
------------------------------------------------------------------------------------------------------------------
ASSETS                                                                             (Unaudited)
Current Assets:
     Cash and cash equivalents                                                     $    947.8        $    934.5
     Receivables, less allowances of $244.8 (2001) and $246.2 (2000)                  3,986.4           3,964.1
     Inventory (Note 6)                                                               1,453.7           1,402.0
     Other current assets                                                             1,468.3           1,531.8
------------------------------------------------------------------------------------------------------------------
           Total current assets                                                       7,856.2           7,832.4
------------------------------------------------------------------------------------------------------------------
Property and equipment:
     Land                                                                               747.5             713.8
     Buildings                                                                          855.1             837.1
     Capital leases                                                                     801.3             852.5
     Advertising structures                                                           2,077.7           2,076.5
     Equipment and other                                                              4,439.4           4,505.8
------------------------------------------------------------------------------------------------------------------
                                                                                      8,921.0           8,985.7
     Less accumulated depreciation and amortization                                   2,455.4           2,383.9
------------------------------------------------------------------------------------------------------------------
       Net property and equipment                                                     6,465.6           6,601.8
------------------------------------------------------------------------------------------------------------------
Inventory (Note 6)                                                                    3,905.0           3,632.9
Intangibles, at amortized cost                                                       71,867.0          62,004.1
Other assets                                                                          2,456.4           2,574.9
------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                  $ 92,550.2        $ 82,646.1
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                              $    923.1        $  1,261.1
     Accrued expenses and other                                                       4,253.8           4,343.1
     Accrued participations                                                           1,257.2           1,220.3
     Program rights                                                                   1,188.4             709.8
     Current portion of long-term debt (Note 7)                                         150.0             223.9
------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                  7,772.5           7,758.2
------------------------------------------------------------------------------------------------------------------
Long-term debt (Note 7)                                                              12,887.1          12,473.8
Other liabilities                                                                     7,184.4           7,407.0
Commitments and contingencies (Note 8)
Minority interest                                                                     1,247.9           7,040.2
Stockholders' Equity:
     Class A Common Stock, par value $.01 per share; 500.0 shares
       authorized; 138.8 (2001) and 138.9 (2000) shares issued                            1.4               1.4
     Class B Common Stock, par value $.01 per share; 3,000.0 shares
       authorized; 1,688.8 (2001) and 1,454.7 (2000) shares issued                       16.9              14.5
     Additional paid-in capital                                                      64,726.2          50,729.9
     Retained earnings                                                                1,424.5           1,431.8
     Accumulated other comprehensive loss (Note 1)                                     (201.1)           (152.5)
------------------------------------------------------------------------------------------------------------------
                                                                                     65,967.9          52,025.1
     Less treasury stock, at cost; 1.4 (2001 and 2000) Class A shares and
       57.9 (2001) and 96.3 (2000) Class B shares                                     2,509.6           4,058.2
------------------------------------------------------------------------------------------------------------------
           Total Stockholders' Equity                                                63,458.3          47,966.9
------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                                    $ 92,550.2        $ 82,646.1
==================================================================================================================

                See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (Unaudited; in millions)


Three Months ended March 31,                                                                 2001          2000
-------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net loss                                                                                 $      (7.3)   $  (384.3)
Adjustments to reconcile net loss to net cash flow from operating activities:
     Cumulative effect of change in accounting principle                                        --          753.9
     Depreciation and amortization                                                             745.2        229.2
     Distribution from affiliated companies                                                     18.8         12.0
     Equity in loss of affiliated companies                                                     27.1          6.1
     Minority interest                                                                           5.1         (3.1)
     Change in operating assets and liabilities, net of effects of acquisitions               (335.7)      (505.2)
-------------------------------------------------------------------------------------------------------------------
Net cash flow provided by operating activities                                                 453.2        108.6
-------------------------------------------------------------------------------------------------------------------
Investing Activities:
     Acquisitions, net of cash acquired                                                       (635.2)        (1.9)
     Capital expenditures                                                                     (105.0)      (105.7)
     Investments in and advances to affiliated companies                                       (24.7)       (64.6)
     Proceeds from dispositions                                                                228.8         --
     Proceeds from sales of short-term investments                                              40.0         20.4
     Purchases of short-term investments                                                       (12.9)       (34.8)
     Other, net                                                                                 --           (7.1)
-------------------------------------------------------------------------------------------------------------------
Net cash flow used for investing activities                                                   (509.0)      (193.7)
-------------------------------------------------------------------------------------------------------------------
Financing Activities:
     Borrowings (repayments) from banks, including commercial paper, net                    (1,210.6)       868.4
     Proceeds from senior notes and debentures                                               1,667.0         --
     Purchase of treasury stock                                                               (275.0)      (745.8)
     Repayment of notes and debentures                                                        (110.8)        --
     Payment of capital lease obligations                                                      (45.1)       (35.2)
     Proceeds from exercise of stock options                                                    45.1         14.3
     Other, net                                                                                 (1.5)         0.1
-------------------------------------------------------------------------------------------------------------------
Net cash flow provided by financing activities                                                  69.1        101.8
-------------------------------------------------------------------------------------------------------------------
     Net increase in cash and cash equivalents                                                  13.3         16.7
     Cash and cash equivalents at beginning of the period                                      934.5        680.8
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $     947.8    $   697.5
-------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
     Fair value of assets acquired                                                       $  10,961.5    $     1.9
     Fair value of liabilities assumed                                                        (322.8)        --
     Acquisition of minority interest                                                        5,749.4         --
     Cash paid, net of cash acquired                                                          (635.2)        (1.9)
-------------------------------------------------------------------------------------------------------------------
     Impact on stockholders' equity                                                      $  15,752.9    $    --
-------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Tabular dollars in millions, except per share amounts)


1) BASIS OF PRESENTATION


Viacom Inc. ("Viacom" or the "Company") is a diversified company with operations in six segments: (i) Cable Networks, (ii) Television, (iii) Infinity, (iv) Entertainment, (v) Video and (vi) Publishing (See Note 10). On May 4, 2000, CBS Corporation ("CBS") merged with and into the Company and effective from this date, CBS' results of operations are included in the Company's consolidated results of operations.

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

Net Earnings (Loss) per Common Share--Basic earnings (loss) per share is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the effect of the assumed exercise of stock options only in the periods in which such effect would have been dilutive. For the three months ended March 31, 2001, incremental shares of 31.9 million for the assumed exercise of stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS:


         Three Months ended March 31,                             2001          2000
         --------------------------------------------------------------------------------
         Weighted average shares for basic EPS                   1,628.4        694.8
         Incremental shares for stock options                       --           16.7
         --------------------------------------------------------------------------------
         Weighted average shares for diluted EPS                 1,628.4        711.5
         --------------------------------------------------------------------------------

                     VIACOM INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
       (Tabular dollars in millions, except per share amounts)



Comprehensive Income (Loss)--Total comprehensive income (loss) for the Company includes net earnings (loss) and other comprehensive income items including unrealized gain (loss) on securities, cumulative translation adjustments and change in fair value of cash flow hedges.


Three Months ended March 31,                                           2001           2000
------------------------------------------------------------------------------------------------
Net earnings (loss)                                                $    (7.3)   $    (384.3)
Other comprehensive income (loss):
   Unrealized gain (loss) on securities, net of tax                    (10.6)         (4.6)
   Cumulative translation adjustments                                  (37.2)         (2.2)
   Change in fair value of cash flow hedges, net of tax                  (.8)          --
------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                        $   (55.9)   $    (391.1)
------------------------------------------------------------------------------------------------


Derivative Instruments and Hedging Activities - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS 133 also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of the derivatives either be offset against the change in fair value of assets or liabilities through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. The impact of adoption was immaterial on the Company's consolidated results of operations and financial position.

The Company is exposed to fluctuations in foreign currency exchange rates. To manage foreign currency exposures, the Company may use derivative instruments, including swaps and forward contracts. Derivative instruments used by the Company in its hedging activities are not used for speculative trading purposes and are not designated as hedges. As of March 31, 2001, the change in fair value of the foreign currency exchange contracts was not material to the Company's consolidated results of operations.

As of March 31, 2001, the Company's outstanding interest rate swaps, which effectively convert variable interest payments on commercial paper to a fixed rate, were designated as hedges. The effective portion of the change in fair value of cash flow hedges are reported in other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. The ineffective portion included in earnings was not material.

2) ACQUISITIONS

On February 21, 2001, the Company completed a merger with Infinity Broadcasting Corporation ("Infinity"), acquiring approximately 36% of the issued and outstanding shares of Infinity common stock that it did not already own. Under the terms of the merger, which is tax free for the stockholders of Infinity and Viacom, each share of Infinity Class A common stock was converted into the right to receive 0.592 of a share of Viacom Class B Common Stock. The Infinity merger was accounted for at historical cost, with the exception of minority interest, which was accounted for under the purchase method of accounting. The total purchase price of approximately $13.4 billion represents the issuance of approximately 232 million shares of Viacom Class B Common Stock and the fair value of Infinity stock options assumed by the Company. Infinity stockholders received a cash payment in lieu of any fractional shares. The goodwill attributable to this transaction of approximately $7.6 billion is being amortized on a straight-line basis over 40 years.

                     VIACOM INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
       (Tabular dollars in millions, except per share amounts)


On January 23, 2001, the Company completed its acquisition of BET Holdings II, Inc. ("BET") for approximately $3 billion, which principally represents the issuance of approximately 43.4 million shares of Viacom Class B Common Stock from treasury stock and the assumption by the Company of approximately $590 million in debt. The total cost to acquire BET has been allocated based on the fair value of the assets acquired and liabilities assumed at the time of the acquisition. The excess purchase price over the fair value of the tangible net assets acquired of approximately $2.9 billion was allocated to intangibles and is being amortized on a straight-line basis not to exceed 40 years. The final allocation of the purchase price will be based on comprehensive final evaluations of the fair value of BET's tangible and identifiable assets acquired and liabilities assumed. As of the acquisition date, BET's results are included as part of the Cable Networks segment.

The unaudited condensed pro forma results of operations data presented below assumes the Viacom/CBS merger, pre-merger CBS acquisitions, and other acquisitions, including UPN, BET and the acquisition of the minority interest of Infinity, had occurred as of January 1, 2000. The unaudited condensed pro forma results of operations were prepared based upon the historical consolidated results of operations of the Company and CBS prior to the merger. Financial results of CBS subsequent to the date of the Viacom/CBS merger are included in the Company's financial statements.


       Pro Forma Results of Operations Data (unaudited)
       ---------------------------------------------------------------------------------------------
       Three Months Ended March 31,                                         2001          2000
       ---------------------------------------------------------------------------------------------
       Revenues                                                        $   5,768.0   $   5,435.4
       Net loss before cumulative effect of change in
           accounting principle                                        $     (29.9)  $    (195.1)
       Net loss                                                        $     (29.9)  $    (647.4)
       Basic and diluted loss per common share:
           Net loss before cumulative effect of change in
              accounting principle                                     $     (.02)   $     (.11)
           Net loss                                                    $     (.02)   $     (.36)
       ---------------------------------------------------------------------------------------------


The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the CBS, UPN, Infinity, BET and other acquisitions been consummated on January 1, 2000. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.


3) STOCK REPURCHASE


The Company initiated a new share repurchase program to acquire up to $2.0 billion in the Company's Class B Common Stock in February 2001. During the first three months of 2001, the Company repurchased 4.5 million shares of its Class B Common Stock under its share repurchase programs for approximately $225.0 million.

                     VIACOM INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
       (Tabular dollars in millions, except per share amounts)


4) MERGER-RELATED CHARGES

In connection with the integration of Viacom and CBS and the acquisition of UPN, the Company recorded merger-related charges of $698 million in the second quarter of 2000. These amounts included non-cash charges of $415 million principally attributable to compensation for stock options and $283 million of cash payments and accrued liabilities for severance, transaction fees and integration costs. As of March 31, 2001, the Company had paid and charged approximately $97 million for severance liabilities, $27 million for transaction fees and $40 million related to integration costs.

5) RECEIVABLES

As of March 31, 2001, the Company had an aggregate of $550.0 million outstanding under revolving receivable securitization programs. Proceeds from the sale of these receivables were used to reduce outstanding borrowings.

6) INVENTORY


                                                           At March 31, 2001   At December 31, 2000
                                                           -----------------   --------------------
   Theatrical and television inventory:
      Theatrical:
         Released (including acquired film libraries)           $   389.9            $     365.6
         Completed, not released                                     28.4                   49.5
         In process and other                                       433.2                  276.6
      Television:
         Released (including acquired film libraries)               974.3                  881.9
         In process and other                                       138.3                  151.5
      Program rights                                              2,314.6                2,163.4
  ---------------------------------------------------------------------------------------------------
                                                                  4,278.7                3,888.5
      Less current portion                                        1,064.2                  985.9
  ---------------------------------------------------------------------------------------------------
                                                                  3,214.5                2,902.6
  ---------------------------------------------------------------------------------------------------
   Merchandise inventory, including sell-through
      videocassettes                                                272.5                  309.9
   Videocassette rental inventory                                   603.3                  631.6
   Publishing, primarily finished goods                              74.1                   67.9
   Other                                                            130.1                  137.0
  ---------------------------------------------------------------------------------------------------
                                                                  1,080.0                1,146.4
      Less current portion                                          389.5                  416.1
  ---------------------------------------------------------------------------------------------------
                                                                    690.5                  730.3
  ---------------------------------------------------------------------------------------------------
   Total Current Inventory                                      $ 1,453.7            $   1,402.0
  ---------------------------------------------------------------------------------------------------
   Total Non-Current Inventory                                  $ 3,905.0            $   3,632.9
  ---------------------------------------------------------------------------------------------------

                     VIACOM INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
       (Tabular dollars in millions, except per share amounts)


7) LONG-TERM DEBT

The following table sets forth the Company's long-term debt, net of current portion:


                                                                         At March 31,      At December 31,
                                                                             2001               2000
------------------------------------------------------------------------------------------------------------
Notes payable to banks (including commercial paper)                     $   4,531.7        $      5,735.5
Senior debt (6.40% - 10.50% due 2002-2030)                                  7,352.5               5,662.7
Senior subordinated debt (8.875% - 10.25% due 2001-2007)                      564.1                 664.4
Subordinated debt (11.375% due 2009)                                           39.1                  39.4
Other Notes                                                                    41.7                  43.5
Obligations under capital leases                                              508.0                 552.2
------------------------------------------------------------------------------------------------------------
     Total Debt                                                            13,037.1              12,697.7
       Less: current portion                                                  150.0                 223.9
------------------------------------------------------------------------------------------------------------
     Total Long-Term Debt                                               $  12,887.1        $     12,473.8
------------------------------------------------------------------------------------------------------------


On January 9, 2001, the Company issued under Rule 144A, $400 million of 6.40% unsecured senior notes due January 30, 2006, $500 million of 7.70% unsecured senior notes due July 30, 2010, and $750 million of 7.875% unsecured senior debentures due July 30, 2030; interest on the senior notes and debentures will be payable semi-annually. Proceeds from the debt issuance were used to repay bank debt, including commercial paper. During March 2001, these notes and debentures were exchanged for registered notes and debentures. The unsecured senior debentures and the unsecured senior notes due July 30, 2010, are redeemable at any time at their principal amount plus the applicable premium and accrued interest.

On February 1, 2001, the Company redeemed all $60.3 million outstanding of Infinity's 9% senior subordinated notes due 2006 at a redemption price equal to 104.5% of the principal amount.

In March 2001, the Company cancelled its credit agreements other than its Infinity $1.45 billion facility, and entered into two new credit facilities. These two new facilities total $3.5 billion and are comprised of a $1.5 billion 5-year revolving credit facility and a $2.0 billion 364-day revolving credit facility. The Company also amended and restated the Infinity $1.45 billion facility; the terms and conditions were substantially conformed to the new $1.5 billion 5-year revolving credit facility and the Company was designated as the borrower. The primary purpose of the facilities is to support commercial paper borrowings. The Company, at its option, may borrow in certain foreign currencies up to specified limits under the new $1.5 billion 5-year revolving credit facility. Borrowing rates under the facilities are determined at the time of each borrowing and are based generally on LIBOR plus a margin based on the Company's senior unsecured debt rating. At March 31, 2001, LIBOR for borrowing periods of one month and two months were 5.08% and 4.98%, respectively.

The new and amended facilities contain certain covenants which, among other things, require that the Company maintain a minimum interest coverage ratio. At March 31, 2001, the Company was in compliance with the financial covenants.

                         VIACOM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


In March 2001, the Company increased its commercial paper program from $4.0 billion to $4.95 billion and Infinity cancelled its $3.25 billion commercial paper program. Borrowings under the program have maturities of less than a year and are supported by unused committed bank facilities. At March 31, 2001, the Company had borrowings under the program of approximately $3.3 billion.

8) COMMITMENTS AND CONTINGENCIES

The commitments of the Company for program license fees, estimated to aggregate approximately $14.3 billion, are not reflected in the balance sheet as of March 31, 2001. These commitments include approximately $10.3 billion for the acquisition of sports programming rights. A majority of such fees are payable over several years, as part of normal programming expenditures.

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

The Company is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain products supplied by previously divested industrial business, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants in state and federal courts. The Company was neither a manufacturer nor a producer of asbestos. As of March 31, 2001, the Company had pending approximately 105,800 asbestos cases, excluding cases in various stages of settlement. The Company has brought suit against certain of its insurance carriers with respect to asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers that have agreed to the settlement are now reimbursing the Company for a substantial portion of its current costs and settlement associated with asbestos claims. The Company believes that it has meritorious defenses to asbestos matters, that where appropriate it has adequately provided for resolution of matters and that any ultimate liability resulting from asbestos matters is not likely to have a material adverse effect on its results of operations, financial position or cash flows.

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

9) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated effective tax rates of 83.2% for 2001 and 45.0% for 2000 were both adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the estimated effective tax rates would have been 42.5% for 2001 and 31.0% for 2000.

10) REPORTABLE SEGMENTS

The following tables set forth the Company's financial performance by reportable operating segment. Effective January 1, 2001, the Company operates its online business under the Cable Networks and Television segments and accordingly, now presents its online business as part of these respective segments. Prior period information has been reclassified to conform to the new structure. Intersegment revenues are recorded at fair market value as if the sales were to third parties and are eliminated in consolidation. Entertainment's revenues include intercompany revenues of $105.6 million and $79.0 million for the three months ended March 31, 2001 and March 31, 2000, respectively. Residual costs of discontinued businesses primarily include pension and postretirement benefit costs for benefit plans retained by CBS for previously divested industrial businesses.

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

                         VIACOM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


          Three months ended March 31,                                               2001            2000
          ---------------------------------------------------------------------------------------------------
          Revenues:
          Cable Networks                                                         $  982.4      $  771.1
          Television                                                              2,030.8         528.1
          Infinity                                                                  835.6            --
          Entertainment                                                             595.2         522.6
          Video                                                                   1,307.9       1,211.1
          Publishing                                                                121.9         112.8
          Intercompany eliminations                                                (121.6)       (119.9)
          ---------------------------------------------------------------------------------------------------
              Total Revenues                                                     $5,752.2      $3,025.8
          ---------------------------------------------------------------------------------------------------
          EBITDA:
          Cable Networks                                                         $  359.4        $235.5
          Television                                                                314.7         117.3
          Infinity                                                                  323.1            --
          Entertainment                                                              63.8          54.7
          Video                                                                     160.5         150.3
          Publishing                                                                  2.2          (1.7)
          ---------------------------------------------------------------------------------------------------
              Segment total                                                       1,223.7         556.1
          Reconciliation to Operating Income:
              Corporate expense/eliminations                                        (51.3)        (86.5)
              Residual costs of discontinued operations                             (23.5)           --
              Depreciation and amortization                                        (745.2)       (229.2)
          ---------------------------------------------------------------------------------------------------
                 Total Operating Income                                          $  403.7        $240.4
          ---------------------------------------------------------------------------------------------------


                                                                                At March 31,  At December 31,
                                                                                    2001          2000
          ---------------------------------------------------------------------------------------------------
          Total Assets:
          Cable Networks                                                        $11,194.0     $ 8,077.7
          Television                                                             25,588.4      25,417.9
          Infinity                                                               40,838.4      33,689.7
          Entertainment                                                           4,986.3       4,853.9
          Video                                                                   8,108.2       8,385.1
          Publishing                                                                909.6         954.1
          ---------------------------------------------------------------------------------------------------
              Segment total                                                      91,624.9      81,378.4
          Corporate/Eliminations                                                    925.3       1,267.7
          ---------------------------------------------------------------------------------------------------
              Total Assets                                                      $92,550.2     $82,646.1
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


                                                                         Three Months Ended March 31, 2001
                                                  ---------------------------------------------------------------------------------
                                                                                       Non-                             Viacom
                                                      Viacom         Viacom          Guarantor                            Inc.
                                                       Inc.       International      Affiliates     Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                            $  76.0        $  567.4          $5,125.0       $    (16.2)       $5,752.2

Expenses:
    Operating                                          33.3           197.4           3,256.9             (9.2)        3,478.4
    Selling, general and administrative                34.8           153.8             936.3               --         1,124.9
    Depreciation and amortization                       3.9            40.3             701.0               --           745.2
-----------------------------------------------------------------------------------------------------------------------------------
       Total expenses                                  72.0           391.5           4,894.2             (9.2)        5,348.5
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                        4.0           175.9             230.8             (7.0)          403.7

Other income (expense):
    Interest income (expense), net                   (335.3)           (1.7)             91.5               --          (245.5)
    Other items, net                                   (6.2)             .9              (4.5)              --            (9.8)
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                  (337.5)          175.1             317.8             (7.0)          148.4
    Benefit (provision) for income taxes              135.7           (76.9)           (182.3)              --          (123.5)
    Equity in earnings (loss) of affiliated
      companies, net of tax                           194.5            57.5             (24.1)          (255.0)          (27.1)
    Minority interest, net of tax                        --             2.5              (7.6)              --            (5.1)
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                 $  (7.3)       $  158.2          $  103.8       $   (262.0)       $   (7.3)
-----------------------------------------------------------------------------------------------------------------------------------

                         VIACOM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)


                                                                         Three Months Ended March 31, 2000
                                                  ---------------------------------------------------------------------------------
                                                                                       Non-                             Viacom
                                                      Viacom         Viacom          Guarantor                            Inc.
                                                       Inc.       International      Affiliates     Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                             $   9.6        $ 533.1          $2,536.1          $(53.0)        $3,025.8

Expenses:
    Operating                                           10.0          181.9           1,823.4           (20.2)         1,995.1
    Selling, general and administrative                   .3          189.8             371.0              --            561.1
    Depreciation and amortization                         .7           35.4             193.1              --            229.2
-----------------------------------------------------------------------------------------------------------------------------------
       Total expenses                                   11.0          407.1           2,387.5           (20.2)         2,785.4
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                 (1.4)         126.0             148.6           (32.8)           240.4

Other income (expense):
    Interest income (expense), net                     (94.6)          13.1             (31.5)             --           (113.0)
    Other items, net                                    (8.1)           5.9               3.9              --              1.7
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                   (104.1)         145.0             121.0           (32.8)           129.1
    Benefit (provision) for income taxes                42.7          (59.5)            (41.3)             --            (58.1)
    Equity in earnings (loss) of affiliated
      companies, net of tax                           (322.9)        (410.4)            (14.2)          741.4             (6.1)
    Minority interest, net of tax                         --            2.0               1.1              --              3.1
-----------------------------------------------------------------------------------------------------------------------------------

Net earnings before cumulative effect of change
    in accounting principle, net of tax               (384.3)        (322.9)             66.6           708.6             68.0
Cumulative effect of charge in accounting
    principle, net of tax                                 --             --            (452.3)             --           (452.3)
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                  $(384.3)       $(322.9)         $ (385.7)         $708.6         $ (384.3)
-----------------------------------------------------------------------------------------------------------------------------------

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


                                                                                 At March 31, 2001
                                                   -------------------------------------------------------------------------------
                                                                                     Non-
                                                     Viacom         Viacom         Guarantor                        Viacom Inc.
                                                      Inc.       International    Affiliates       Eliminations     Consolidated
  --------------------------------------------------------------------------------------------------------------------------------
  Assets
  Cash and cash equivalents                         $    155.2    $    356.9        $    435.7    $        --       $     947.8
  Receivables, net                                        66.0         386.2           3,575.1          (40.9)          3,986.4
  Inventory                                                8.2         268.5           1,177.0             --           1,453.7
  Other current assets                                   357.7         425.0             739.8          (54.2)          1,468.3
  --------------------------------------------------------------------------------------------------------------------------------
           Total current assets                          587.1       1,436.6           5,927.6          (95.1)          7,856.2
  --------------------------------------------------------------------------------------------------------------------------------

  Property and equipment                                 194.8         713.6           8,012.6             --           8,921.0
        Less accumulated depreciation and
           amortization                                   39.6         271.2           2,144.6             --           2,455.4
  --------------------------------------------------------------------------------------------------------------------------------
          Net property and equipment                     155.2         442.4           5,868.0             --           6,465.6
  --------------------------------------------------------------------------------------------------------------------------------

  Inventory                                                9.9         582.8           3,331.5          (19.2)          3,905.0
  Intangibles, at amortized cost                         263.2         621.4          70,982.4             --          71,867.0
  Investments in consolidated subsidiaries            65,299.1      14,950.0                --      (80,249.1)               --
  Other assets                                           142.0         818.3           1,837.3         (341.2)          2,456.4
  --------------------------------------------------------------------------------------------------------------------------------
        Total Assets                                $ 66,456.5    $ 18,851.5        $ 87,946.8    $ (80,704.6)      $  92,550.2
  --------------------------------------------------------------------------------------------------------------------------------
  Liabilities and Stockholders' Equity
  Accounts payable                                  $       --    $     20.3        $    984.5    $     (81.7)      $     923.1
  Accrued expenses and other                             194.9       1,449.0           3,955.6         (157.3)          5,442.2
  Accrued participations                                    --            --           1,284.9          (27.7)          1,257.2
  Current portion of long-term debt                         --          14.6             135.4             --             150.0
  --------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                       194.9       1,483.9           6,360.4         (266.7)          7,772.5
  --------------------------------------------------------------------------------------------------------------------------------
  Long-term debt                                      10,187.4         751.4           2,152.5         (204.2)         12,887.1
  Other liabilities                                  (11,676.4)      3,767.5          11,096.8        3,996.5           7,184.4
  Minority interest                                         --         160.5           1,087.4             --           1,247.9

  Stockholders' equity:
       Preferred Stock                                      --         106.1              19.9         (126.0)               --
       Common Stock                                       18.3         185.7             721.1         (906.8)             18.3
       Additional paid-in capital                     64,726.2       7,246.8          67,163.8      (74,410.6)         64,726.2
       Retained earnings                               5,515.8       5,089.3            (392.8)      (8,787.8)          1,424.5
       Accumulated other comprehensive
         income (loss)                                    (0.1)         60.3            (262.3)           1.0            (201.1)
  --------------------------------------------------------------------------------------------------------------------------------
                                                      70,260.2      12,688.2          67,249.7      (84,230.2)         65,967.9
       Less treasury stock, at cost                    2,509.6            --                --             --           2,509.6
  --------------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                   67,750.6      12,688.2          67,249.7      (84,230.2)         63,458.3
  --------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity        $ 66,456.5    $ 18,851.5        $ 87,946.8    $ (80,704.6)      $  92,550.2
  --------------------------------------------------------------------------------------------------------------------------------

                                      -16

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)



                                                                                  At December 31, 2000
                                                 -----------------------------------------------------------------------------------

                                                                                      Non-
                                                    Viacom          Viacom          Guarantor                         Viacom Inc.
                                                     Inc.        International     Affiliates        Eliminations     Consolidated
  ----------------------------------------------------------------------------------------------------------------------------------

  Assets
  Cash and cash equivalents                       $    192.8    $    326.5          $    415.2    $        --       $    934.5
  Receivables, net                                      89.3         456.0             3,661.3         (242.5)         3,964.1
  Inventory                                             11.3         259.9             1,130.8             --          1,402.0
  Other current assets                                 355.1         425.5               789.3          (38.1)         1,531.8
  ----------------------------------------------------------------------------------------------------------------------------------

           Total current assets                        648.5       1,467.9             5,996.6         (280.6)         7,832.4
  ----------------------------------------------------------------------------------------------------------------------------------

  Property and equipment                               170.0         744.8             8,070.9             --          8,985.7
        Less accumulated depreciation and
           amortization                                 14.2         319.9             2,049.8             --          2,383.9
  ----------------------------------------------------------------------------------------------------------------------------------

          Net property and equipment                   155.8         424.9             6,021.1             --          6,601.8
  ----------------------------------------------------------------------------------------------------------------------------------

  Inventory                                               --         518.6             3,132.1          (17.8)         3,632.9
  Intangibles, at amortized cost                       264.9         636.4            61,102.8             --         62,004.1
  Investments in consolidated subsidiaries          49,331.0      14,898.9                  --      (64,229.9)              --
  Other assets                                         198.2         695.1             1,813.0         (131.4)         2,574.9
  ----------------------------------------------------------------------------------------------------------------------------------

        Total Assets                              $ 50,598.4    $ 18,641.8          $ 78,065.6    $ (64,659.7)      $ 82,646.1
  ----------------------------------------------------------------------------------------------------------------------------------

  Liabilities and Stockholders' Equity
  Accounts payable                                $       --    $     35.2          $  1,332.3    $    (106.4)      $  1,261.1
  Accrued expenses and other                           312.3       1,515.5             3,379.3         (154.2)         5,052.9
  Accrued participations                                  --            --             1,234.5          (14.2)         1,220.3
  Current portion of long-term debt                       --          10.8               213.1             --            223.9
  ----------------------------------------------------------------------------------------------------------------------------------

         Total current liabilities                     312.3       1,561.5             6,159.2         (274.8)         7,758.2
  ----------------------------------------------------------------------------------------------------------------------------------

  Long-term debt                                     7,194.1         858.2             4,613.2         (191.7)        12,473.8
  Other liabilities                                 (9,118.5)      3,588.9             5,908.2        7,028.4          7,407.0
  Minority interest                                       --         158.9             6,881.3             --          7,040.2
  Stockholders' equity:
       Preferred Stock                                    --         106.1                20.4         (126.5)              --
       Common Stock                                     15.9         185.7               508.8         (694.5)            15.9
       Additional paid-in capital                   50,729.9       7,253.4            54,621.6      (61,875.0)        50,729.9
       Retained earnings                             5,523.0       4,931.1              (496.5)      (8,525.8)         1,431.8
       Accumulated other comprehensive
         income (loss)                                   (.1)         (2.0)             (150.6)            .2           (152.5)
  ----------------------------------------------------------------------------------------------------------------------------------

                                                    56,268.7      12,474.3            54,503.7      (71,221.6)        52,025.1
       Less treasury stock, at cost                  4,058.2            --                  --             --          4,058.2
  ----------------------------------------------------------------------------------------------------------------------------------

         Total stockholders' equity                 52,210.5      12,474.3            54,503.7      (71,221.6)        47,966.9
  ----------------------------------------------------------------------------------------------------------------------------------

  Total Liabilities and Stockholders' Equity      $ 50,598.4    $ 18,641.8          $ 78,065.6    $ (64,659.7)      $ 82,646.1
  ----------------------------------------------------------------------------------------------------------------------------------


                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)



                                                                           Three Months Ended March 31, 2001
                                                 -----------------------------------------------------------------------------------

                                                                                           Non-
                                                            Viacom        Viacom         Guarantor                    Viacom Inc.
                                                             Inc.      International     Affiliates   Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------

Net cash flow (used for) provided by operating
    activities                                             $(363.5)      $  30.2        $   786.5         $  --       $   453.2
------------------------------------------------------------------------------------------------------------------------------------

Investing Activities:
  Acquisitions, net of cash acquired                            --            --           (635.2)           --          (635.2)
  Capital expenditures                                          --         (29.4)           (75.6)           --          (105.0)
  Investments in and advances to affiliated companies           --         (21.2)            (3.5)           --           (24.7)
  Proceeds from dispositions                                    --            --            228.8            --           228.8
  Proceeds from sales of short-term investments                 --          40.0               --            --            40.0
  Purchases of short-term investments                           --         (12.9)              --            --           (12.9)
  Other, net                                                    --            --               --            --              --
------------------------------------------------------------------------------------------------------------------------------------

Net cash flow used for investing activities                     --         (23.5)          (485.5)           --          (509.0)
------------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
  Borrowings (repayments) from banks, including
    commercial paper, net                                  1,288.4        (100.0)        (2,399.0)           --        (1,210.6)
  Proceeds from senior notes and debentures                1,661.2            --              5.8            --         1,667.0
  Repayment of notes and debentures                           (9.5)           --           (101.3)           --          (110.8)
  Purchase of treasury stock                                (275.0)           --               --            --          (275.0)
  Payment of capital lease obligations                          --          (3.1)           (42.0)           --           (45.1)
  Increase (decrease) in intercompany payables            (2,382.8)        126.8          2,256.0            --              --
  Proceeds from exercise of stock options                     45.1            --               --            --            45.1
  Other, net                                                  (1.5)           --               --            --            (1.5)
------------------------------------------------------------------------------------------------------------------------------------

Net cash flow provided by (used for) financing
   activities                                                325.9          23.7           (280.5)           --            69.1
------------------------------------------------------------------------------------------------------------------------------------

   Net increase (decrease) in cash and cash equivalents      (37.6)         30.4             20.5            --            13.3
   Cash and cash equivalents at beginning of period          192.8         326.5            415.2            --           934.5
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                 $ 155.2       $ 356.9        $   435.7         $  --     $     947.8
------------------------------------------------------------------------------------------------------------------------------------


                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)


                                                                           Three Months Ended March 31, 2000
                                                 -----------------------------------------------------------------------------------

                                                                                           Non-
                                                            Viacom        Viacom         Guarantor                    Viacom Inc.
                                                             Inc.      International     Affiliates   Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------

Net cash flow (used for) provided by operating
    activities                                              $ 145.3      $   48.8       $   (85.5)      $    --        $  108.6
------------------------------------------------------------------------------------------------------------------------------------

Investing Activities:
  Acquisitions, net of cash acquired                             --            --            (1.9)           --            (1.9)
  Capital expenditures                                           --         (25.8)          (79.9)           --          (105.7)
  Investments in and advances to affiliated companies            --          (1.6)          (63.0)           --           (64.6)
  Proceeds from sales of short-term investments                  --          20.4              --            --            20.4
  Purchases of short-term investments                            --         (34.8)             --            --           (34.8)
  Other, net                                                     --          (7.1)             --            --            (7.1)
------------------------------------------------------------------------------------------------------------------------------------

Net cash flow used for investing
     activities                                                  --         (48.9)         (144.8)           --          (193.7)
------------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
  Borrowings from banks, including commercial
       paper, net                                             835.6            --            32.8            --           868.4
  Purchase of treasury stock                                 (745.8)           --              --            --          (745.8)
  Payment of capital lease obligations                           --         (12.7)          (22.5)           --           (35.2)
  Increase (decrease) in intercompany payables               (315.8)         24.0           291.8            --              --
  Proceeds from exercise of stock options and warrants         14.3            --              --            --            14.3
  Other, net                                                    --             --             0.1            --             0.1
------------------------------------------------------------------------------------------------------------------------------------

Net cash flow provided by (used for) financing
   activities                                                (211.7)         11.3           302.2            --           101.8
------------------------------------------------------------------------------------------------------------------------------------

   Net increase (decrease) in cash and cash equivalents       (66.4)         11.2            71.9            --            16.7
   Cash and cash equivalents at beginning of period            81.6         486.0           113.2            --           680.8
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                  $  15.2      $  497.2       $   185.1       $    --        $  697.5
------------------------------------------------------------------------------------------------------------------------------------


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.
         (Tabular dollars in millions)


Management's discussion and analysis of the combined results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes.


In order to enhance comparability, the following discussion of the Company's results of operations is supplemented by pro forma financial information that gives effect to the Viacom/CBS merger and other acquisitions including UPN, BET and the acquistion of the minority interest of Infinity, as if they had occurred as of January 1, 2000 and excludes non-recurring items. The pro forma results are presented for informational purposes only and are not indicative of the operating results that would have occurred had the transactions actually occurred at the beginning of 2000, nor are they necessarily indicative of future operating results.

Effective January 1, 2001, the Company operates its online business under the Cable Networks and Television segments and accordingly, now presents its online business as part of these respective segments. Prior period information has been reclassified to conform to the new structure.

The table below presents the Company's total revenues and total operating income, as reported and on a pro forma basis for the three months ended March 31, 2001 and 2000, respectively.

-------------------------------------------------------------------------------
                                         Three Months Ended
                                               March 31,             Percent
                                          2001          2000          B/(W)
-------------------------------------------------------------------------------
Total Revenues:
         As Reported                 $   5,752.2    $   3,025.8       90%
         Pro Forma                   $   5,768.0    $   5,435.4        6%
-------------------------------------------------------------------------------
Total Operating Income:
         As Reported                 $     403.7    $     240.4       68%
         Pro Forma                   $     377.8    $     231.3       63%
-------------------------------------------------------------------------------

EBITDA
------

         The following tables set forth EBITDA (defined as operating income
(loss) before depreciation and amortization principally of goodwill related to business combinations) for the three months ended March 31, 2001 and 2000. The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments. However, EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, net earnings, cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


--------------------------------------------------------------------------------
                                          Three Months Ended
                                               March 31,                Percent
                                          2001           2000            B/(W)
--------------------------------------------------------------------------------
Total EBITDA:
         As Reported                    $1,148.9        $  469.6       145%
         Pro Forma                      $1,153.5        $  999.5        15%
--------------------------------------------------------------------------------

Results of Operations
---------------------

On a reported basis, revenues increased 90% to $5.75 billion for the first quarter of 2001 from $3.03 billion for the same quarter last year. Reported operating results are not comparable with prior-year periods due to the Viacom/CBS merger and non-recurring items.

On a pro forma basis, revenues increased 6% to $5.77 billion from $5.44 billion for the same prior-year period. Revenue increases were led by gains in nearly every business unit including increases in its Cable Networks, Television and Entertainment segments. The Video segment also contributed to the revenue increases driven by the increase in the number of company-operated stores and strong worldwide same-store sales growth of 5.3%.

EBITDA, on a pro forma basis, increased 15% to $1.15 billion for the first quarter of 2001 from $1.0 billion for the same prior-year period. EBITDA growth outpaced revenue growth for the periods presented primarily due to increased margins on the additional revenues.


Segment Results of Operations
-----------------------------

Cable Networks (MTV Networks ("MTVN") including MTV, VH1, Nickelodeon, Nick at Nite, TV Land, TNN and CMT; BET; and Showtime Networks Inc. ("SNI"))


       -------------------------------------------------------------------------
                                         Three Months Ended
                                              March 31,            Percent
                                         2001           2000        B/(W)
       -------------------------------------------------------------------------
        As Reported:
          Revenues                    $    982.4     $  771.1          27%
          Operating income            $    252.9     $  191.0          32
          EBITDA                      $    359.4     $  235.5          53

       -------------------------------------------------------------------------
       Pro Forma:
            Revenues                  $    998.9     $   970.6          3%
            Operating income          $    254.6     $   208.9         22
            EBITDA                    $    365.4     $   312.4         17
        ------------------------------------------------------------------------

For the first quarter of 2001, Cable Networks recorded double-digit EBITDA and operating income growth on both an as reported and pro forma basis. Higher pro forma revenues were primarily driven by double-digit revenue growth at MTV, VH1, BET, SNI and TV Land. Revenue gains were principally driven by advertising rate increases at MTV, VH1, BET and TV Land and higher cable affiliate fees. Pro forma EBITDA increases principally reflect higher cable affiliate and DBS revenues and modest growth in operating costs. Subscriber growth continued in the quarter; Nickelodeon and TNN passed the 80 million-subscriber mark and VH1 now reaches over 76 million

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


subscribers. Showtime subscriptions increased 26% over the prior year by approximately 6.2 million subscriptions to 29.6 million subscriptions at March 31, 2001.

The Company completed its acquisition of BET on January 23, 2001 for approximately $3 billion consisting principally of Viacom Class B Common Stock and the assumption of debt. Pro forma results assume the acquisition of the CBS Cable Networks, TNN and CMT, and the acquisition of BET, had occurred on January 1, 2000.

Television (CBS and UPN Television Networks and Stations; Television Production and Syndication)

       -------------------------------------------------------------------------
                                          Three Months Ended
                                              March 31,              Percent
                                          2001           2000        B/(W)

       -------------------------------------------------------------------------
       As Reported:
           Revenues                   $  2,030.8      $  528.1         285%
           Operating income           $    118.7      $   88.1          35
           EBITDA                     $    314.7      $  117.3         168
       -------------------------------------------------------------------------
       Pro Forma:
             Revenues                 $  2,030.8      $1,888.0           8%
             Operating income         $    118.7      $   81.7          45
             EBITDA                   $    314.7      $  276.4          14
       -------------------------------------------------------------------------

Television segment's pro forma revenues, EBITDA and operating income growth were principally led by the CBS Network, which achieved double-digit revenue growth in primetime with increased ratings and pricing in the first quarter of 2001. Television's revenue growth was driven by strong first quarter programming on the CBS Network, including Super Bowl XXXV, Survivor: The Australian Outback,
CSI: Crime Scene Investigation, the continued success of its Monday night line-up and the timing of the National Semifinals of the NCAA Men's Basketball Championship Tournament. CBS Network's strong revenue growth was partially offset by higher programming costs, including increases in contractual sports rights.

Paramount Television revenues were higher for the quarter primarily from continuing network and first run syndication shows including Frasier, Charmed, 7th Heaven, Judge Judy and Judge Joe Brown. These higher revenues were partially offset by lower syndication library revenues and lower revenues from the cancelled series Beverly Hills 90210. Paramount Television's operating income and EBITDA decreased principally due to a change in product mix. United Paramount Network ("UPN") also continues to deliver improved results.

Pro forma results assume that the Viacom/CBS merger and the acquisition of the remaining 50% interest of UPN had occurred on January 1, 2000. Included in the pro forma results for first quarter 2000 are losses of approximately $31 million for iWon.com, which was previously a minority-owned, consolidated subsidiary. In 2001, iWon.com is accounted for under the equity method.

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


Infinity (Radio Stations, Outdoor Advertising Properties)

        -------------------------------------------------------------- ---------
                                            Three Months Ended
                                                 March 31,             Percent
                                            2001           2000        B/(W)
        ------------------------------------------------------------------------
        As Reported:
            Revenues                     $   835.6      $   --            NM
            Operating income             $    35.9      $   --            NM
            EBITDA                       $   323.1      $   --            NM

        ------------------------------------------------------------------------
        Pro Forma:
              Revenues                   $  834.9      $    871.4        (4)%
              Operating income           $    8.3      $     25.2       (67)
              EBITDA                     $  321.7      $    338.5        (5)
        ------------------------------------------------------------------------

     NM - not meaningful

Infinity's pro forma revenues and EBITDA decreased for the first quarter of 2001 reflecting difficult comparisons with the comparable prior year period, which benefited from an exceptionally strong advertising environment including very strong demand from Internet companies. Operating expenses, as a percentage of revenues, were essentially flat compared with the prior year. Infinity continues to maintain its strong margins and has gained market share by outpacing the out-of-home market.

On February 21, 2001, the Company completed its merger with Infinity, acquiring all of the issued and outstanding shares of Infinity common stock that it did not already own, or approximately 36%, for a total purchase price of approximately $13.4 billion. Pro forma results assume the acquisition of Infinity had occurred on January 1, 2000 and also assume the completion of all acquisitions and related divestitures of radio and outdoor properties by Infinity had occurred at the beginning of each period presented.

Entertainment (Paramount Pictures, Famous Players, Famous Music Publishing and Paramount Parks)

       -------------------------------------------------------------------------
                                          Three Months Ended
                                               March 31,             Percent
                                          2001           2000        B/(W)
       -------------------------------------------------------------------------
          Revenues                     $   595.2      $  522.6          14%
          Operating income             $    25.3      $   14.9          70
          EBITDA                       $    63.8      $   54.7          17
       -------------------------------------------------------------------------

For the first quarter of 2001, Entertainment revenues of $595.2 million increased 14% principally as a result of higher Features revenues. The higher Features revenues primarily consisted of higher domestic theatrical, foreign home video, pay television and features network revenues partially offset by lower foreign theatrical and domestic home video revenues. Domestic theatrical revenues include the box office success of Save The Last Dance, Down to Earth and Enemy at the Gates as well as continuing contributions from What Women Want. Higher foreign home video revenues were led by continuing contributions from the successful foreign video release of Mission: Impossible 2 while the higher features network revenues include contributions from Deep Impact and The Truman Show. Theaters' revenues were slightly lower primarily as a result of lower attendance partially offset by higher per capita spending. The parks begin full time operations during the

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


second quarter and close full-time operations at the end of the third quarter and therefore, record the majority of revenues, operating income and EBITDA during the second and third quarters.

For the first quarter of 2001, Entertainment's operating income and EBITDA increased 70% to $25.3 million and 17% to $63.8 million, respectively, principally due to higher features profits from the revenue items noted above. Theaters' EBITDA was higher for the quarter primarily due to lower overhead while the increase in operating income resulted from lower depreciation expense in addition to lower overhead.

Video (Blockbuster)

       -------------------------------------------------------------------------
                                          Three Months Ended
                                               March 31,               Percent
                                          2001           2000          B/(W)
       -------------------------------------------------------------------------
        Revenues                       $  1,307.9     $1,211.1           8%
        Operating income               $     53.8     $   44.7          20
        EBITDA                         $    160.5     $  150.3           7
       -------------------------------------------------------------------------

Video revenues increased 8% to $1.31 billion primarily driven by higher worldwide same store sales and an increase in the number of company-operated stores. Worldwide same store sales, including rental and retail product, increased 5.3%, with an increase in worldwide same store rental revenues of 6.6%. Rental revenues increased 9% over the comparable prior year's quarter driven by significant growth in DVD rental activity. Blockbuster ended the first quarter of 2001 with 7,723 company-owned and franchise stores, a net increase of 475 stores over the first quarter of 2000 of which 29 company-owned stores were added in the first quarter 2001.

Video's gross margin increased to 59.6% for the first quarter of 2001 from 59.0% for the first quarter of 2000 principally due to the decrease in cost of sales as a percentage of total revenues. Blockbuster is continually evaluating its product mix and product offerings, as well as related strategic offerings, to try to optimize its stores' revenues and gross profit. Blockbuster intends to continue to increase its stores' depth of DVDs and other home entertainment products in response to accelerated consumer acceptance of DVD and other home entertainment products. These initiatives to optimize stores' revenues and gross profit may cause Blockbuster to alter the product mix in its stores which may cause Blockbuster to rationalize its stores existing product mix which could result in a non-cash charge.

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


Publishing (Consumer Publishing)

        ------------------------------------------------------------ -----------
                                          Three Months Ended
                                               March 31,             Percent
                                          2001           2000        B/(W)
        ------------------------------------------------------------------------
          Revenues                     $    121.9     $  112.8           8%
          Operating income             $     (3.5)    $   (7.0)          50
          EBITDA                       $      2.2     $   (1.7)          NM
        ------------------------------------------------------------------------

NM - not meaningful


The Publishing segment is comprised of Simon & Schuster Inc., which also includes other flagship imprints such as Pocket Books, Scribner and The Free Press.

For the quarter, Publishing reported higher revenues and EBITDA principally due to increased sales in the Pocket Books division. Publishing's best-selling titles in the first quarter included Dreamcatcher by Stephen King, Before I Say Goodbye by Mary Higgins Clark, End of the Rainbow by V.C. Andrews and An Hour Before Daylight by Jimmy Carter. Publishing typically has seasonally stronger operating results in the second half of the year.

Other Income and Expense Information
------------------------------------

Corporate Expenses/Eliminations
Corporate expenses/eliminations, excluding depreciation expense, decreased 41% to $51.3 million for the first quarter of 2001 from $86.5 million for the first quarter of 2000 principally due to a $27.5 million decrease in intersegment profit eliminations. Corporate expenses of $24.4 million for the first quarter of 2001 decreased 24% from $32.2 million for the same prior-year period.

Interest Expense
Interest expense increased 110% to $256.9 million for the first quarter of 2001 from $122.5 million for the first quarter of 2000. The Company had approximately $13.0 billion and $6.8 billion principal amount of debt outstanding (including current maturities) as of March 31, 2001 and 2000, respectively, at weighted average interest rates of 7.0% and 7.3%, respectively.

Interest Income
Interest income increased 20% to $11.4 million for the first quarter of 2001 from $9.5 million for the first quarter of 2000.

Other Items, Net
"Other items, net" reflects a $9.8 million loss for the first quarter of 2001 compared to income of $1.7 million for the first quarter of 2000. The decrease of $11.5 million principally reflects a decrease of $10.6 million related to foreign exchange gains in the first quarter of 2001 as compared to the first quarter of 2000.

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition

Provision for Income Taxes
The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated effective tax rates of 83.2% for 2001 and 45.0% for 2000 were both adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the estimated effective tax rates would have been 42.5% for 2001 and 31.0% for 2000.

Equity in Loss of Affiliated Companies, Net of Tax
"Equity in loss of affiliated companies, net of tax" was $27.1 million for the first quarter of 2001 as compared to $6.1 million for the first quarter of 2000, principally reflecting losses of internet equity ventures partially offset by the continuing improved performance of Comedy Central. The prior year's first quarter amounts include the equity losses of UPN. The remaining 50% interest of UPN was acquired by the Company in March 2000.

Minority Interest
Minority interest for the first quarter of 2001 primarily represents the minority ownership of Infinity, prior to its merger with the Company on February 21, 2001, and the minority ownership of Blockbuster common stock. Minority interest for the prior year's comparable quarter reflects the minority ownership of Blockbuster common stock.

Cumulative Effect of Change in Accounting Principle, Net of Tax
In 2000, the Company elected early adoption of Statement of Position 00-2, "Accounting by Producers or Distributors of Films." As a result of this early adoption, the Company recorded an after-tax non-cash charge of $452 million as a cumulative effect of a change in accounting principle in the consolidated statement of operations.

Net Earnings (Loss)
For the reasons described above, the Company reported a net loss of $7.3 million for the first quarter of 2001 as compared to a net loss of $384.3 million for the first quarter of 2000.

Acquisitions
------------

On February 21, 2001, the Company completed a merger with Infinity acquiring approximately 36% of the issued and outstanding shares of Infinity common stock that it did not already own. Under the terms of the merger, which is tax free for the stockholders of Infinity and Viacom, each share of Infinity Class A common stock was converted into the right to receive 0.592 of a share of Viacom Class B Common Stock. The Infinity merger was accounted for at historical cost, with the exception of minority interest, which was accounted for under the purchase method of accounting. The total purchase price of approximately $13.4 billion represents the issuance of approximately 232 million shares of Viacom Class B Common Stock and the fair value of Infinity stock options assumed by the Company. Infinity stockholders received a cash payment in lieu of any fractional shares. The goodwill attributable to this transaction of approximately $7.6 billion is being amortized on a straight-line basis over 40 years.

On January 23, 2001, the Company completed its acquisition of BET for approximately $3 billion, which principally represents the issuance of approximately 43.4 million shares of Viacom Class B Common Stock from treasury stock and the assumption by the Company of approximately $590 million in debt. The total cost to acquire BET has been allocated based on the fair value of the assets acquired and liabilities assumed at the time of the acquisition. The excess purchase price over the fair value of the tangible net assets acquired of approximately $2.9 billion was allocated to intangibles and is being amortized on a straight-line basis not to exceed 40 years. The final allocation of the purchase price will be based on comprehensive final evaluations of the fair value of BET's tangible and identifiable assets acquired and liabilities assumed.

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

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


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

On May 10, 2001, the Company announced its intention to sell $1.4 billion of global debt securities to be comprised of $400 million of 6.40% unsecured senior notes due January 30, 2006 and $1 billion of 6.625% senior notes due May 15, 2011; interest on the senior notes will be payable semi-annually. Proceeds from the sale of securities will be used to repay existing short-term debt.

Share Repurchase Program
In January 2001, the Company repurchased 1.1 million shares of its Class B Common Stock for approximately $56.3 million. On February 1, 2001, the Company initiated a new repurchase program to acquire up to $2.0 billion of Viacom Class B Common Stock, and through April 30, 2001, the Company had repurchased under this program 5.4 million shares of its Class B Common Stock for $264.6 million.


Commitments and Contingencies
-----------------------------

The commitments of the Company for program license fees, estimated to aggregate approximately $14.3 billion, are not reflected in the balance sheet as of March 31, 2001. These commitments include approximately $10.3 billion for the acquisition of sports programming rights. A majority of such fees are payable over several years, as part of normal programming expenditures.

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

The Company is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain products supplied by previously divested industrial business, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants in state and federal courts. The Company was neither a manufacturer nor a producer of asbestos. As of March 31, 2001, the Company had pending approximately 105,800 asbestos cases, excluding cases in various stages of settlement. The Company has brought suit against certain of its insurance carriers with respect to asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers that

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


have agreed to the settlement are now reimbursing the Company for a substantial portion of its current costs and settlement associated with asbestos claims. The Company believes that it has meritorious defenses to asbestos matters, that where appropriate it has adequately provided for resolution of matters and that any ultimate liability resulting from asbestos matters is not likely to have a material adverse effect on its results of operations, financial position or cash flows.

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

Financial Position
------------------
Current assets increased to $7.9 billion at March 31, 2001 from $7.8 billion at December 31, 2000, due to increases in receivables and inventory, partially offset by a decrease in other current assets. The allowance for doubtful accounts as a percentage of receivables was 5.8% at March 31, 2001 and December 31, 2000. The change in property and equipment principally reflects capital expenditures of $105.0 million related to capital additions principally for cable networks and radio equipment and video stores offset by depreciation expense of $214.1 million. Intangibles of $71.9 billion at March 31, 2001 increased by $9.9 billion compared to $62.0 billion at December 31, 2000, principally reflecting the first quarter 2001 acquisition of BET and the merger with Infinity. Current liabilities of $7.8 billion at March 31, 2001 remained unchanged from December 31, 2000. Long-term debt, including current maturities, increased $.3 billion to $13.0 billion as of March 31, 2001 from $12.7 billion as of December 31, 2000 principally due to the BET acquisition partially offset by repayments to banks. The minority interest balance of $1.2 billion as of March 31, 2001 decreased from $7.0 billion as of December 31, 2000 reflecting the merger with Infinity.

Cash Flows
----------
Net cash flow from operating activities of $453.2 million for the three months ended March 31, 2001 principally reflects a net loss of $7.3 million adjusted for $745.2 million of depreciation and amortization partially offset by investments in inventory and decreases in accounts payable and accrued expenses. Net cash flow from operating activities of $108.6 million for the three months ended March 31, 2000 principally reflects a net loss of $384.3 million adjusted for non-cash expenses of $983.1 million for depreciation and amortization and cumulative effect of change in accounting principle. Prior year's net cash flow from operations also reflects a decrease in receivables of $192.2 million partially offset by a decrease in accounts payable and accrued expenses. Net cash expenditures for investing activities of $509.0 million for the three months ended March 31, 2001 reflects the acquisition of BET and capital expenditures of $105.0 million partially offset by proceeds from dispositions of radio stations and other assets for approximately $228.8 million. Net cash expenditures for investing activities of $193.7 million for the three months ended March 31, 2000 principally reflect capital expenditures of $105.7 million and investments in and advances to affiliated companies of $64.6 million. Financing activities for the three months ended March 31, 2001 reflect proceeds from the issuance of senior notes and debentures principally offset by the payment of bank debt and purchase of treasury stock. Financing activities for the three months ended March 31, 2000 principally reflect net borrowings from banks, offset by the purchase of treasury stock.

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition



Capital Structure
-----------------

The following table sets forth the Company's long-term debt, net of current portion:


                                                        At March 31, 2001     At December 31, 2000
                                                        -----------------     --------------------
     Notes payable to banks (including
       commercial paper)                                 $     4,531.7             $     5,735.5
     Senior debt                                               7,352.5                   5,662.7
     Senior subordinated debt                                    564.1                     664.4
     Subordinated debt                                            39.1                      39.4
     Other notes                                                  41.7                      43.5
     Obligations under capital leases                            508.0                     552.2
                                                         -------------             -------------
                                                              13,037.1                  12,697.7
     Less current portion                                        150.0                     223.9
                                                         -------------             -------------
                                                         $    12,887.1             $    12,473.8
                                                         =============             =============

The notes and debentures are presented net of an aggregate unamortized discount of $14.8 million as of March 31, 2001 and $21.4 million as of December 31, 2000.

Debt, including the current portion, as a percentage of total capitalization of the Company was 17% at March 31, 2001 and 21% at December 31, 2000.

On January 9, 2001, the Company issued under Rule 144A, $400 million of 6.40% unsecured senior notes due January 30, 2006, $500 million of 7.70% unsecured senior notes due July 30, 2010, and $750 million of 7.875% unsecured senior debentures due July 30, 2030; interest on the senior notes and debentures will be payable semi-annually. Proceeds from the debt issuance were used to repay bank debt, including commercial paper. During March 2001, these notes and debentures were exchanged for registered notes and debentures. The unsecured senior debentures and the unsecured senior notes due July 30, 2010, are redeemable at any time at their principal amount plus the applicable premium and accrued interest.

On February 1, 2001, the Company redeemed all $60.3 million outstanding of Infinity's 9% senior subordinated notes due 2006 at a redemption price equal to 104.5% of the principal amount.

In March 2001, the Company cancelled its credit agreements other than its Infinity $1.45 billion facility, and entered into two new credit facilities. These two new facilities total $3.5 billion and are comprised of a $1.5 billion 5-year revolving credit facility and a $2.0 billion 364-day revolving credit facility. The Company also amended and restated the Infinity $1.45 billion facility; the terms and conditions were substantially conformed to the new $1.5 billion 5-year revolving credit facility and the Company was designated as the borrower. The primary purpose of the facilities is to support commercial paper borrowings. The Company, at its option, may borrow in certain foreign currencies up to specified limits under the new $1.5 billion 5-year revolving credit facility. Borrowing rates under the facilities are determined at the time of each borrowing and are based generally on LIBOR plus a margin based on the Company's senior unsecured debt rating. At March 31, 2001, LIBOR for borrowing periods of one month and two months were 5.08% and 4.98%, respectively.

The new and amended facilities contain certain covenants which, among other things, require that the Company maintain a minimum interest coverage ratio. At March 31, 2001, the Company was in compliance with the financial covenants.

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


In March 2001, the Company increased its commercial paper program from $4.0 billion to $4.95 billion and Infinity cancelled its $3.25 billion commercial paper program. Borrowings under the program have maturities of less than a year and are supported by unused committed bank facilities. At March 31, 2001, the Company had borrowings under the program of approximately $3.3 billion.

Merger-Related Charges
----------------------
In connection with the integration of Viacom and CBS and the acquisition of UPN, the Company recorded merger-related charges of $698 million in the second quarter of 2000. These amounts included non-cash charges of $415 million principally attributable to compensation for stock options and $283 million of cash payments and accrued liabilities for severance, transaction fees and integration costs. As of March 31, 2001, the Company had paid and charged approximately $97 million for severance liabilities, $27 million for transaction fees and $40 million related to integration costs.
Market Risk
-----------
The Company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign exchange rates and interest rates. The Company does not hold or issue financial instruments for speculative trading purposes. The derivative instruments used are foreign exchange forward contracts and swaps. The foreign exchange contracts have principally been used to hedge the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, the Singapore Dollar and the European Union's common currency (the "Euro"). These derivatives, which are over-the-counter instruments, are non-leveraged. Realized gains and losses on contracts that hedge anticipated future cash flows are recognized in "Other items, net" and were not material in the periods presented. The Company is primarily vulnerable to changes in LIBOR which is the rate currently used in existing agreements; however, the Company does not believe this exposure to be material.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS 133 also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of the derivatives either be offset against the change in fair value of assets or liabilities through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. The impact of adoption was immaterial on the Company's consolidated results of operations and financial position.

The Company is exposed to fluctuations in foreign currency exchange rates. To manage foreign currency exposures, the Company may use derivative instruments, including swaps and forward contracts. Derivative instruments used by the Company in its hedging activities are not used for speculative trading purposes and are not designated as hedges. As of March 31, 2001, the change in fair value of the foreign currency exchange contracts was not material to the Company's consolidated results of operations.

As of March 31, 2001, the Company's outstanding interest rate swaps, which effectively convert variable interest payments on commercial paper to a fixed rate, were designated as hedges. The effective portion of the change in fair value of cash flow hedges are reported in other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. The ineffective portion included in earnings was not material.

Other Matters
-------------
In early April 2001, the United States Court of Appeals, DC Circuit, granted the Company's motion for interim relief from the Federal Communications Commission (the "FCC") national broadcast station ownership cap, which prohibits a company from owning stations that reach more than 35% of the nation's television households. As a result of the favorable ruling, the Company will not be required to divest broadcast stations in excess of that cap, pending the outcome of further proceedings in that court.

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


On April 19, 2001, the FCC voted to eliminate the dual network rule as it applied to the "Big Four" networks' ownership of UPN and/or The WB, thereby permitting the Company to own both the CBS and UPN broadcast television networks.

Cautionary Statement Concerning Forward looking Statements

This quarterly report on Form 10-Q, including "Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements.

A variety of factors, including those set forth under the heading "Cautionary Statement Concerning Forward-Looking Statements" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. There may be additional risks that the Company does not currently view as material or that are not presently known.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

            Response to this is included in "Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk."

                         PART II -- OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

On January 23, 2001, the Company issued approximately 43.4 million shares of Viacom Class B Common Stock in connection with its acquisition of BET Holdings II, Inc., in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

           Exhibit                       Description of Document
           -------                       -----------------------
             No.
             ---

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

         (4) Instruments defining the rights of security holders, including indentures

               (a) Specimen certificate representing Viacom Inc. Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 33-13812).

               (b) Specimen certificate representing Viacom Inc. Class B Common Stock (incorporated by reference to Exhibit 4(a) to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 1990) (File No. 1-9553).

             Exhibit               Description of Document
             -------               -----------------------
               No.
               ---

               (c) The instruments defining the rights of holders of the long-term debt securities of Viacom Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Viacom Inc. hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

         (10)       Material Contracts

               (a) Viacom Inc. 2000 Long-Term Management Incentive Plan (As Amended and Restated through January 31, 2001) (filed herewith).*

               (b) Viacom Inc. 2000 Stock Option Plan for Outside Directors (As Amended and Restated through January 31, 2001) (filed herewith).*

(b)  Reports on Form 8-K.

     Current Report on Form 8-K of Viacom Inc. with a Report Date of January 5, 2001, announcing the meeting of stockholders of Infinity Broadcasting Corporation to seek approval of the merger of Viacom Inc. and Infinity Broadcasting Corporation.

     Current Report on Form 8-K of Viacom Inc. with a Report Date of January 5, 2001, announcing the intention of Viacom Inc. to sell $1.5 billion of global debt securities.

     Current Report on Form 8-K of Viacom Inc. with a Report Date of February 14, 2001, relating to the issuance of earnings information for the fourth quarter and full year ending December 31, 2000.

     Current Report on Form 8-K of Viacom Inc. with a Report Date of February 21, 2001, announcing the completion of the merger of Viacom Inc. and Infinity Broadcasting Corporation pursuant to the Agreement and Plan of Merger, dated as of October 30, 2000, with Financial Statements of Businesses Acquired included therein.


--------------------

*Management contract or compensatory plan required to be filed as an exhibit to this form.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       VIACOM INC.
                                          --------------------------------------
                                                      (Registrant)




Date       May 14, 2001                   /s/ Sumner M. Redstone
     -------------------------------      --------------------------------------
                                          Sumner M. Redstone
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer





Date       May 14, 2001                   /s/ Susan C. Gordon
     -------------------------------      --------------------------------------
                                          Susan C. Gordon
                                          Vice President, Controller,
                                          Chief Accounting Officer

                                 Exhibit Index
                                 -------------

           Exhibit                  Description of Document
           -------                  -----------------------
             No.
             ---

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

         (4) Instruments defining the rights of security holders, including indentures

               (a) Specimen certificate representing Viacom Inc. Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 33-13812).

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

         (10)       Material Contracts

               (a) Viacom Inc. 2000 Long-Term Management Incentive Plan (As Amended and Restated through January 31, 2001) (filed herewith).*

               (b) Viacom Inc. 2000 Stock Option Plan for Outside Directors (As Amended and Restated through January 31, 2001) (filed herewith).*

--------------------

*Management contract or compensatory plan required to be filed as an exhibit to this form.