Form 10-Q
period 2001-06-30
VIACOM INC
filed 2001-08-14
CIK 813828

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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
                                                  -----------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No _____.

Number of shares of Common Stock Outstanding at July 31, 2001:

     Class A Common Stock, par value $.01 per share - 137,392,370

     Class B Common Stock, par value $.01 per share - 1,644,585,544

                                  VIACOM INC.

                              INDEX TO FORM 10-Q

                                                                                                        Page

                  PART I - FINANCIAL INFORMATION

 Item 1.          Financial Statements

                  Consolidated Statements of Operations (Unaudited) for the Three and Six Months
                  ended June 30, 2001 and June 30, 2000                                                  3

                  Consolidated Balance Sheets at June 30, 2001 (Unaudited) and
                  December 31, 2000                                                                      4

                  Consolidated Statements of Cash Flows (Unaudited) for the Six Months
                  ended June 30, 2001 and June 30, 2000                                                  5

                  Notes to Consolidated Financial Statements (Unaudited)                                 6

 Item 2.          Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                                                    22

 Item 3.          Quantitative and Qualitative Disclosures about Market Risk                            34


                  PART II - OTHER INFORMATION

 Item 4.          Submission of Matters to a Vote of Security Holders                                   35

 Item 6.          Exhibits and Reports on Form 8-K.                                                     36



PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                          VIACOM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
               (Unaudited; in millions, except per share amounts)



                                                                          Three Months Ended               Six Months Ended
                                                                               June 30,                        June 30,
                                                                    ------------------------------- -------------------------------
                                                                         2001            2000            2001            2000
                                                                    ---------------- -------------- ---------------- --------------
       ----------------------------------------------------------------------------------------------------------------------------
       Revenues                                                       $  5,716.9       $  4,850.9     $ 11,469.1       $  7,876.7
       ----------------------------------------------------------------------------------------------------------------------------
       Expenses:
           Operating                                                     3,114.8          2,826.0        6,593.2          4,821.1
           Selling, general and administrative                           1,240.4          1,053.6        2,365.3          1,614.7
           Merger-related charges                                           --              698.5           --              698.5
           Depreciation and amortization                                   775.9            551.0        1,521.1            780.2
       ----------------------------------------------------------------------------------------------------------------------------
                  Total expenses                                         5,131.1          5,129.1       10,479.6          7,914.5
       ----------------------------------------------------------------------------------------------------------------------------

       Operating income (loss)                                             585.8           (278.2)         989.5            (37.8)

           Interest expense                                               (263.2)          (193.4)        (520.1)          (315.9)
           Interest income                                                   8.0             13.9           19.4             23.4
           Other items, net                                                  2.0            (16.7)          (7.8)           (15.0)
       ----------------------------------------------------------------------------------------------------------------------------
       Earnings (loss) before income taxes                                 332.6           (474.4)         481.0           (345.3)

           Benefit (provision) for income taxes                           (314.7)            12.1         (438.2)           (46.0)
           Equity in loss of affiliated companies, net of tax               (7.1)           (21.3)         (34.2)           (27.4)
           Minority interest, net of tax                                     5.9            (12.0)            .8             (8.9)
       ----------------------------------------------------------------------------------------------------------------------------

       Net earnings (loss) before cumulative effect of change in
            accounting principle                                            16.7           (495.6)           9.4           (427.6)

           Cumulative effect of change in accounting principle,
             net of tax                                                       --               --           --             (452.3)
       ----------------------------------------------------------------------------------------------------------------------------
       Net earnings (loss)                                            $     16.7       $   (495.6)    $      9.4       $   (879.9)
       ----------------------------------------------------------------------------------------------------------------------------


       Basic and Diluted earnings (loss) per common share:
           Net earnings (loss) before cumulative effect of change
             in accounting principle                                  $      .01       $     (.41)    $      .01       $     (.45)
           Net earnings (loss)                                        $      .01       $     (.41)    $      .01       $     (.93)
       ----------------------------------------------------------------------------------------------------------------------------

       Weighted average number of common shares:

           Basic                                                         1,768.6          1,207.6        1,698.9            951.2
           Diluted                                                       1,800.2          1,207.6        1,730.6            951.2
       ----------------------------------------------------------------------------------------------------------------------------


                 See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     (In millions, except per share amounts)

                                                                                         At June 30,         At December 31,
                                                                                             2001                  2000
    ----------------------------------------------------------------------------------------------------------------------------
    ASSETS                                                                               (Unaudited)
    Current Assets:
         Cash and cash equivalents                                                       $    863.9             $    934.5
         Receivables, less allowances of $244.9 (2001) and $246.2 (2000)                    3,652.4                3,964.1
         Inventory (Note 6)                                                                 1,363.5                1,402.0
         Other current assets                                                               1,158.7                1,531.8
   ----------------------------------------------------------------------------------------------------------------------------
               Total current assets                                                         7,038.5                7,832.4
   --------------------------------------------------------------------------------- --------------------- --------------------

    Property and equipment:
         Land                                                                                 752.4                  713.8
         Buildings                                                                            991.1                  837.1
         Capital leases                                                                       756.8                  852.5
         Advertising structures                                                             2,116.6                2,076.5
         Equipment and other                                                                4,519.7                4,505.8
   ----------------------------------------------------------------------------------------------------------------------------
                                                                                            9,136.6                8,985.7
         Less accumulated depreciation and amortization                                     2,589.3                2,383.9
   ----------------------------------------------------------------------------------------------------------------------------
           Net property and equipment                                                       6,547.3                6,601.8
   ----------------------------------------------------------------------------------------------------------------------------

    Inventory (Note 6)                                                                      3,935.3                3,632.9
    Intangibles, at amortized cost                                                         71,878.2               62,004.1
    Other assets                                                                            2,715.9                2,574.9
   ----------------------------------------------------------------------------------------------------------------------------
         Total Assets                                                                    $ 92,115.2             $ 82,646.1
   ----------------------------------------------------------------------------------------------------------------------------

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
         Accounts payable                                                                $  1,017.7             $  1,261.1
         Accrued expenses and other                                                         4,308.6                4,343.1
         Accrued participations                                                             1,317.4                1,220.3
         Program rights                                                                       925.2                  709.8
         Current portion of long-term debt (Note 7)                                           219.6                  223.9
   ----------------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                                    7,788.5                7,758.2
   ----------------------------------------------------------------------------------------------------------------------------

    Long-term debt (Note 7)                                                                12,144.9               12,473.8
    Other liabilities                                                                       7,604.8                7,407.0

    Commitments and contingencies (Note 8)

    Minority interest                                                                       1,248.5                7,040.2

    Stockholders' Equity:
         Class A Common Stock, par value $.01 per share; 750.0 shares
           authorized; 138.8 (2001) and 138.9 (2000) shares issued                              1.4                    1.4
         Class B Common Stock, par value $.01 per share; 10,000.0 shares
           authorized; 1,693.0 (2001) and 1,454.7 (2000) shares issued                         16.9                   14.5
         Additional paid-in capital                                                        64,791.9               50,729.9
         Retained earnings                                                                  1,441.2                1,431.8
         Accumulated other comprehensive loss (Note 1)                                       (205.8)                (152.5)
   ----------------------------------------------------------------------------------------------------------------------------
                                                                                           66,045.6               52,025.1

         Less treasury stock, at cost; 1.4 (2001 and 2000) Class A shares and
           61.1 (2001) and 96.3 (2000) Class B shares                                       2,717.1                4,058.2
   ----------------------------------------------------------------------------------------------------------------------------
               Total Stockholders' Equity                                                  63,328.5               47,966.9
   ----------------------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                                      $ 92,115.2             $ 82,646.1
   ----------------------------------------------------------------------------------------------------------------------------

                       See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (Unaudited; in millions)


  Six Months ended June 30,                                                                     2001             2000
  ----------------------------------------------------------------------------------------------------------------------------

  Operating Activities:
  Net earnings (loss)                                                                       $      9.4         $  (879.9)
  Adjustments to reconcile net earnings (loss) to net cash flow from operating activities:
       Non-cash merger-related charges                                                            --               415.0
       Cumulative effect of change in accounting principle                                        --               753.9
       Depreciation and amortization                                                           1,521.1             780.2
       Distribution from affiliated companies                                                     34.3              28.1
       Equity in loss of affiliated companies                                                     34.2              27.4
       Minority interest                                                                           (.8)              8.9
       Change in operating assets and liabilities, net of effects of acquisitions               (195.6)           (598.0)
  ----------------------------------------------------------------------------------------------------------------------------
  Net cash flow provided by operating activities                                               1,402.6             535.6
  ----------------------------------------------------------------------------------------------------------------------------

  Investing Activities:
       Acquisitions, net of cash acquired                                                       (739.0)           (286.9)
       Capital expenditures                                                                     (207.8)           (291.9)
       Investments in and advances to affiliated companies                                       (37.3)           (111.9)
       Proceeds from dispositions                                                                230.4              --
       Proceeds from sales of short-term investments                                              51.4             118.3
       Purchases of short-term investments                                                       (13.5)            (58.1)
       Other, net                                                                                 --                (1.2)
  ----------------------------------------------------------------------------------------------------------------------------
  Net cash flow used for investing activities                                                   (715.8)           (631.7)
  ----------------------------------------------------------------------------------------------------------------------------

  Financing Activities:
       (Repayments to) borrowings from banks, including commercial paper, net                 (3,205.7)          1,582.8
       Proceeds from senior notes and debentures                                               3,287.4             137.2
       Purchase of treasury stock                                                               (482.4)         (1,248.0)
       Repayment of notes and debentures                                                        (414.5)           (110.2)
       Proceeds from exercise of stock options                                                   133.2             110.9
       Payment of capital lease obligations                                                      (73.9)            (64.9)
       Purchase of treasury stock by subsidiary                                                   --               (82.8)
       Other, net                                                                                 (1.5)             (2.7)
  ----------------------------------------------------------------------------------------------------------------------------
  Net cash flow (used for) provided by financing activities                                     (757.4)            322.3
  ----------------------------------------------------------------------------------------------------------------------------

       Net increase (decrease) in cash and cash equivalents                                      (70.6)            226.2
       Cash and cash equivalents at beginning of the period                                      934.5             680.8
  ----------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                                $    863.9         $   907.0
  ----------------------------------------------------------------------------------------------------------------------------

  Supplemental disclosure of cash flow information
  Non-cash investing and financing activities:

       Fair value of assets acquired                                                        $ 11,065.2         $60,170.9
       Fair value of liabilities assumed                                                        (343.1)        (20,134.0)
       Acquisition of minority interest                                                        5,749.4              --
       Cash paid, net of cash acquired                                                          (739.0)           (286.9)
  ----------------------------------------------------------------------------------------------------------------------------
       Impact on stockholders' equity                                                       $ 15,732.5         $39,750.0
  ----------------------------------------------------------------------------------------------------------------------------


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

In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the periods presented. Certain previously reported amounts have been reclassified to conform with the current presentation.

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

Net Earnings (Loss) per Common Share--Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options only in the periods in which such effect would have been dilutive. For the three and six months ended June 30, 2000, incremental shares of 30.1 million and 23.5 million, respectively, for the assumed exercise of stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS:


                                                           Three months ended          Six months ended
                                                               June 30,                    June 30,
                                                         ------------------------ ---------------------------
                                                           2001          2000          2001         2000
         ----------------------------------------------------------------------------------------------------
         Weighted average shares for basic EPS             1,768.6     1,207.6       1,698.9         951.2
         Incremental shares for stock options                 31.6         --          31.7            --
         ----------------------------------------------------------------------------------------------------
         Weighted average shares for diluted EPS           1,800.2     1,207.6       1,730.6         951.2
         ----------------------------------------------------------------------------------------------------

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)


Comprehensive Income (Loss)-- Total comprehensive income (loss) for the Company includes net earnings (loss) and other comprehensive income items including unrealized gain (loss) on securities, cumulative translation adjustments and change in fair value of cash flow hedges.



                                                                Three months ended              Six months ended
                                                                     June 30,                       June 30,
---------------------------------------------------------------------------------------------------------------------
                                                                 2001           2000           2001           2000
---------------------------------------------------------------------------------------------------------------------

Net earnings (loss)                                            $   16.7      $   (495.6)   $     9.4       $  (879.9)
Other comprehensive income (loss):
   Unrealized losses on securities, net of tax                     (5.5)           (6.7)       (16.1)          (11.3)
   Cumulative translation adjustments                               1.0           (33.6)       (36.2)          (35.8)
   Change in fair value of cash flow hedges, net of tax             (.2)           --           (1.0)           --
----------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                    $   12.0      $   (535.9)   $   (43.9)      $  (927.0)
-----------------------------------------------------------------------------------------------------------------------

Derivative Instruments and Hedging Activities - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS 133 also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of the derivatives either be offset against the change in fair value of assets or liabilities through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. The impact of adoption was immaterial on the Company's consolidated results of operations and financial position.

The Company is exposed to fluctuations in foreign currency exchange rates. To manage foreign currency exposures, the Company may use derivative instruments, including swaps and forward contracts. Derivative instruments used by the Company in its hedging activities are not used for speculative trading purposes and are not designated as hedges. As of June 30, 2001, the change in fair value of the foreign currency exchange contracts was not material to the Company's consolidated results of operations.

As of June 30, 2001, the Company's outstanding interest rate swaps, which effectively convert variable interest payments on commercial paper to a fixed rate, were designated as hedges. The effective portion of the change in fair value of cash flow hedges are reported in other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. The ineffective portion included in earnings was not material.

Recent Pronouncements- In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for such transactions. SFAS 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized to earnings, but should instead be tested for impairment annually. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company is required to implement SFAS 142 on January 1, 2002 and amortization of goodwill, and intangible assets with indefinite lives, ceases upon adoption of this statement. The Company has not yet determined the impact that this statement will have on its consolidated financial position or results of operations.

                         VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)


2) ACQUISITIONS

On February 21, 2001, the Company completed a merger with Infinity Broadcasting Corporation ("Infinity"), acquiring approximately 36% of the issued and outstanding shares of Infinity common stock that it did not already own. Under the terms of the merger, which was tax free for the stockholders of Infinity and Viacom, each share of Infinity Class A common stock was converted into the right to receive 0.592 of a share of Viacom Class B Common Stock. The Infinity merger was accounted for at historical cost, with the exception of minority interest, which was accounted for under the purchase method of accounting. The total purchase price of approximately $13.4 billion represented the issuance of approximately 232 million shares of Viacom Class B Common Stock and the fair value of Infinity stock options assumed by the Company. Infinity stockholders received a cash payment in lieu of any fractional shares. The goodwill attributable to this transaction of approximately $7.7 billion is being amortized on a straight-line basis over 40 years.

On January 23, 2001, the Company completed its acquisition of BET Holdings II, Inc. ("BET") for approximately $3 billion, which principally represented the issuance of approximately 43.4 million shares of Viacom Class B Common Stock from treasury stock and the assumption by the Company of approximately $590 million in debt. The total cost to acquire BET has been allocated based on the fair value of the assets acquired and liabilities assumed at the time of the acquisition. The excess purchase price over the fair value of the tangible net assets acquired of approximately $2.9 billion was allocated to intangibles and is being amortized on a straight-line basis not to exceed 40 years. The final allocation of the purchase price will be based on comprehensive final evaluations of the fair value of BET's tangible and identifiable assets acquired and liabilities assumed. As of the acquisition date, BET's results are included as part of the Cable Networks segment.

The unaudited condensed pro forma results of operations data presented below assumes the above acquisitions, as well as the Viacom/CBS merger, the acquisition of the remaining 50% interest of United Paramount Network ("UPN") and the completion of acquisitions and divestitures of radio, outdoor and cable properties had occurred January 1, 2000. Pro forma results for 2000 are adjusted to exclude $698 million of non-cash merger-related charges and transactions with divested investments. Pro forma results also reflect the deconsolidation of iWon.com, which was previously a minority-owned, consolidated subsidiary, as if it had occurred on January 1, 2000. The unaudited condensed pro forma results of operations were prepared based upon the historical consolidated results of operations of the Company and of each of the acquired companies.



       Pro Forma Results of Operations Data (unaudited)
       -----------------------------------------------------------------------------------------
       Six months ended June 30,                                       2001             2000
       -----------------------------------------------------------------------------------------

       Revenues                                                   $  11,454.1      $  11,025.5
       Net loss before cumulative effect of change in
           accounting principle                                   $      (7.6)     $    (358.4)
       Net loss                                                   $      (7.6)     $    (808.7)
       Basic and diluted loss per common share:
           Net loss before cumulative effect of change in
              accounting principle                                $        -       $     (.20)
           Net loss                                               $        -       $     (.46)
       -----------------------------------------------------------------------------------------

The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the above acquisitions been consummated on January 1, 2000. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

                         VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

3) STOCK REPURCHASE

During the first half of 2001, the Company repurchased approximately 8.5 million shares of the Company's Class B Common Stock for approximately $432 million under its stock repurchase programs, of which $207 million was spent in the second quarter for 4.0 million shares.

4) MERGER-RELATED CHARGES

In connection with the integration of Viacom and CBS and the acquisition of UPN, the Company recorded merger-related charges of $698 million in the second quarter of 2000. These amounts included non-cash charges of $415 million principally attributable to compensation for stock options and $283 million of accrued liabilities for severance, transaction fees and integration costs. As of June 30, 2001, the Company had paid and charged approximately $102 million for severance liabilities, $27 million for transaction fees and $54 million related to integration costs.

5) RECEIVABLES

As of June 30, 2001, the Company had an aggregate of $550 million outstanding under revolving receivable securitization programs. Proceeds from the sale of these receivables were used to reduce outstanding borrowings.

6) INVENTORY


  -------------------------------------------------------------------------------------------------------------------
                                                                         At June 30, 2001      At December 31, 2000
  -------------------------------------------------------------------------------------------------------------------
   Theatrical and television inventory:
      Theatrical:
         Released (including acquired film libraries)                         $   369.5              $     365.6
         Completed, not released                                                   22.3                     49.5
         In process and other                                                     522.9                    276.6
      Television:
         Released (including acquired film libraries)                           1,049.8                    881.9
         In process and other                                                      92.3                    151.5
      Program rights                                                            2,161.2                  2,163.4
  -------------------------------------------------------------------------------------------------------------------
                                                                                4,218.0                  3,888.5
      Less current portion                                                        959.5                    985.9
  -------------------------------------------------------------------------------------------------------------------
                                                                                3,258.5                  2,902.6
  -------------------------------------------------------------------------------------------------------------------
   Merchandise inventory, including sell-through videocassettes                   291.6                    309.9
   Videocassette rental inventory                                                 591.5                    631.6
   Publishing, primarily finished goods                                            71.5                     67.9
   Other                                                                          126.2                    137.0
  -------------------------------------------------------------------------------------------------------------------
                                                                                1,080.8                  1,146.4
      Less current portion                                                        404.0                    416.1
  -------------------------------------------------------------------------------------------------------------------
                                                                                  676.8                    730.3
  -------------------------------------------------------------------------------------------------------------------

   Total Current Inventory                                                    $ 1,363.5              $   1,402.0
  -------------------------------------------------------------------------------------------------------------------
   Total Non-Current Inventory                                                $ 3,935.3              $   3,632.9
  -------------------------------------------------------------------------------------------------------------------

                         VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)


7) LONG-TERM DEBT

The following table sets forth the Company's long-term debt, net of current portion:


----------------------------------------------------------------------------------------------------
                                                                At June 30,       At December 31,
                                                                   2001                 2000
----------------------------------------------------------------------------------------------------

Notes payable to banks (including commercial paper)           $     2,445.2        $    5,735.5
Senior debt (6.40% - 10.50% due 2002-2051)                          8,882.1             5,662.7
Senior subordinated debt (8.875% - 10.25% due 2001-2007)              496.2               664.4
Subordinated debt (11.375% due 2009)                                   20.1                39.4
Other notes                                                            28.0                43.5
Obligations under capital leases                                      492.9               552.2
----------------------------------------------------------------------------------------------------
     Total Debt                                                    12,364.5            12,697.7
       Less: current portion                                          219.6               223.9
----------------------------------------------------------------------------------------------------
     Total Long-Term Debt                                     $    12,144.9        $   12,473.8
----------------------------------------------------------------------------------------------------


On January 9, 2001, the Company issued under Rule 144A, $400 million of 6.40% unsecured senior notes due January 30, 2006, $500 million of 7.70% unsecured senior notes due July 30, 2010, and $750 million of 7.875% unsecured senior debentures due July 30, 2030; interest on the senior notes and debentures will be payable semi-annually. Proceeds from the debt issuance were used to repay bank debt, including commercial paper. During March 2001, these notes and debentures were exchanged for registered notes and debentures. The unsecured senior debentures and the unsecured senior notes due July 30, 2010, are redeemable at any time by the Company at their principal amount plus the applicable premium and accrued interest.

On February 1, 2001, the Company redeemed all $60.3 million outstanding of Infinity's 9% senior subordinated notes due 2006 at a redemption price equal to 104.5% of the principal amount.

In March 2001, the Company cancelled its credit agreements other than its Infinity $1.45 billion facility and the Blockbuster Credit Agreement, and entered into two new credit facilities. These two new facilities total $3.5 billion and are comprised of a $1.5 billion 5-year revolving credit facility and a $2.0 billion 364-day revolving credit facility. The Company also amended and restated the Infinity $1.45 billion facility; the terms and conditions were substantially conformed to the new $1.5 billion 5-year revolving credit facility and the Company was designated as the borrower. The primary purpose of the facilities is to support commercial paper borrowings. The Company, at its option, may borrow in certain foreign currencies up to specified limits under the new $1.5 billion 5-year revolving credit facility. Borrowing rates under the facilities are determined at the time of each borrowing and are based generally on LIBOR plus a margin based on the Company's senior unsecured debt rating. At June 30, 2001, LIBOR for borrowing periods of one month and two months were 3.86% and 3.84%, respectively.

The new and amended facilities contain certain covenants which, among other things, require that the Company maintain a minimum interest coverage ratio. At June 30, 2001, the Company was in compliance with the financial covenants.

                         VIACOM INC. AND SUBSIDIARIES

            (Tabular dollars in millions, except per share amounts)

On May 17, 2001, the Company issued under Rule 144A an additional $400 million of 6.40% unsecured senior notes due January 30, 2006 and $1.0 billion of 6.625% senior notes due May 15, 2011; interest on the senior notes will be payable semi-annually. Proceeds from the sale of securities were used to repay existing short-term debt. On August 1, 2001, the Company initiated an offer to exchange these 144A notes for registered notes.

On June 29, 2001, the Company issued $335 million of 7.25% senior notes due June 30, 2051; interest on the senior notes will be payable quarterly. Proceeds from the debt issuance were used to repay existing short-term debt, including commercial paper. The senior notes are redeemable at any time by the Company after June 30, 2006 at their principal amount plus accrued interest.

At June 30, 2001, the Company had borrowings under its commercial paper program of approximately $1.4 billion. Borrowings under the program have maturities of less than a year and are supported by unused committed bank facilities.

8) COMMITMENTS AND CONTINGENCIES

The commitments of the Company for program license fees, estimated to aggregate approximately $15.0 billion, are not reflected in the balance sheet as of June 30, 2001. These commitments include approximately $10.2 billion for the acquisition of sports programming rights. A majority of such fees are payable over several years, as part of normal programming expenditures.

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

The Company is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain products supplied by previously divested industrial business, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants in state and federal courts. The Company was neither a manufacturer nor a producer of asbestos. As of June 30, 2001, the Company had pending approximately 129,715 asbestos cases, excluding cases in various stages of settlement. The Company has brought suit against certain of its insurance carriers with respect to asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers that have agreed to the settlement are now reimbursing the Company for a substantial portion of its current costs and settlement associated with asbestos claims.

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

9) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The reported estimated annual effective tax rates of 91.1% for 2001 and 77.0% for 2000 were both adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the estimated annual effective tax rates would have been 41.6% for 2001 and 40.1% for 2000.

10) REPORTABLE SEGMENTS

The following tables set forth the Company's financial performance by reportable operating segment. Effective January 1, 2001, the Company operates its online business under the Cable Networks and Television segments and accordingly, now presents its online business as part of these respective segments. Prior period information has been reclassified to conform to the new structure. Intersegment revenues are recorded at fair market value as if the sales were to third parties and are eliminated in consolidation. Entertainment's revenues include intercompany revenues of $101.5 million and $90.3 million for the three months ended June 30, 2001 and June 30, 2000, respectively, and $207.1 million and $169.3 million for the six months ended June 30, 2001 and June 30, 2000, respectively. Residual costs of discontinued businesses primarily include pension and postretirement benefit costs for benefit plans retained by CBS for previously divested industrial businesses.

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

                         VIACOM INC. AND SUBSIDIARIES

           (Tabular dollars in millions, except per share amounts)

                                                          Three Months Ended June 30,     Six Months Ended June 30,
                                                          ---------------------------     -------------------------
                                                            2001               2000         2001            2000
     ---------------------------------------------------------------------------------------------------------------

    Revenues:

     Cable Networks                                     $   1,062.0        $   961.2      $  2,044.4   $  1,732.3
     Television                                             1,626.4          1,225.7         3,657.2      1,753.8
     Infinity                                                 985.4            672.6         1,821.0        672.6
     Entertainment                                            772.8            748.7         1,368.0      1,271.3
     Video                                                  1,226.0          1,214.4         2,533.9      2,425.5
     Publishing                                               149.4            133.2           271.3        246.0
     Intercompany eliminations                               (105.1)          (104.9)         (226.7)      (224.8)
     ---------------------------------------------------------------------------------------------------------------
         Total Revenues                                 $   5,716.9      $   4,850.9      $ 11,469.1   $  7,876.7
     ---------------------------------------------------------------------------------------------------------------

     EBITDA:

     Cable Networks                                     $     388.7      $     286.2      $    748.1   $    521.7
     Television                                               360.8            164.5           675.5        281.8
     Infinity                                                 436.4            324.1           759.5        324.1
     Entertainment                                            132.0            114.4           195.8        169.1
     Video                                                    118.4            113.2           278.9        263.5
     Publishing                                                 9.2              8.5            11.4          6.8
     ---------------------------------------------------------------------------------------------------------------
         Segment total                                      1,445.5          1,010.9         2,669.2      1,567.0
     Reconciliation to Operating Income (Loss):
         Corporate expenses/eliminations                      (65.5)          (719.5)         (116.8)      (806.0)
         Residual costs of discontinued operations            (18.3)           (18.6)          (41.8)       (18.6)
         Depreciation and amortization                       (775.9)          (551.0)       (1,521.1)      (780.2)
     ---------------------------------------------------------------------------------------------------------------
            Total Operating Income (Loss)               $     585.8      $    (278.2)     $    989.5   $    (37.8)
     ---------------------------------------------------------------------------------------------------------------



                                                                     At June 30,          At December 31,
                                                                        2001                    2000
     --------------------------------------------------------------------------------------------------------
    Total Assets:

     Cable Networks                                                $  11,167.1           $     8,077.7
     Television                                                       25,433.7                25,417.9
     Infinity                                                         40,661.5                33,689.7
     Entertainment                                                     5,050.4                 4,853.9
     Video                                                             8,011.5                 8,385.1
     Publishing                                                          951.0                   954.1
     --------------------------------------------------------------------------------------------------------
         Segment total                                                91,275.2                81,378.4
     Corporate/eliminations                                              840.0                 1,267.7
     --------------------------------------------------------------------------------------------------------
         Total Assets                                              $  92,115.2           $    82,646.1
     --------------------------------------------------------------------------------------------------------

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



                                                                   Three Months Ended June 30, 2001
                                                 --------------------------------------------------------------------
                                                                             Non-                       Viacom
                                                  Viacom       Viacom      Guarantor                      Inc.
                                                   Inc.     International  Affiliates  Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------

Revenues                                         $  83.7    $  611.8     $   5,021.5    $    (0.1)     $   5,716.9
---------------------------------------------------------------------------------------------------------------------

Expenses:
    Operating                                       33.0       200.2         2,879.7          1.9          3,114.8
    Selling, general and administrative             32.2       206.8         1,001.4          --           1,240.4
    Depreciation and amortization                    4.1        53.6           718.2          --             775.9
---------------------------------------------------------------------------------------------------------------------

       Total expenses                               69.3       460.6         4,599.3          1.9          5,131.1
---------------------------------------------------------------------------------------------------------------------

Operating income                                    14.4       151.2           422.2         (2.0)           585.8

Other income (expense):
    Interest income (expense), net                (345.6)      (23.2)          113.6          --            (255.2)
    Other items, net                                 0.9        10.1            (9.0)         --               2.0
---------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes               (330.3)      138.1           526.8         (2.0)           332.6

    Benefit (provision) for income taxes           133.4       (62.1)         (386.0)         --            (314.7)
    Equity in earnings (loss) of affiliated
       companies, net of tax                       213.6        64.4           (12.7)      (272.4)            (7.1)
    Minority interest, net of tax                    --          2.7             3.2          --               5.9
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                              $  16.7    $  143.1     $     131.3    $  (274.4)     $      16.7
---------------------------------------------------------------------------------------------------------------------

                         VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)


                                                                       Six Months Ended June 30, 2001
                                                  ---------------------------------------------------------------------------------
                                                                                     Non-                                Viacom
                                                    Viacom          Viacom        Guarantor                               Inc.
                                                      Inc.       International    Affiliates        Eliminations      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Revenues                                           $   159.7       $1,179.2       $ 10,146.5        $   (16.3)        $11,469.1
-----------------------------------------------------------------------------------------------------------------------------------

Expenses:
    Operating                                           66.3          397.6           6,136.6            (7.3)          6,593.2
    Selling, general and administrative                 67.0          360.6           1,937.7              --           2,365.3
    Depreciation and amortization                        8.0           93.9           1,419.2              --           1,521.1
-----------------------------------------------------------------------------------------------------------------------------------
       Total expenses                                  141.3          852.1           9,493.5            (7.3)         10,479.6
-----------------------------------------------------------------------------------------------------------------------------------

Operating income                                        18.4          327.1             653.0            (9.0)            989.5

Other income (expense):
    Interest income (expense), net                    (680.9)         (24.9)            205.1               --           (500.7)
    Other items, net                                    (5.3)          11.0             (13.5)              --             (7.8)
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                   (667.8)         313.2             844.6            (9.0)            481.0

    Benefit (provision) for income taxes               269.1         (139.0)           (568.3)              --           (438.2)
    Equity in earnings (loss) of affiliated
      companies, net of tax                            408.1          121.9             (36.8)         (527.4)            (34.2)
    Minority interest, net of tax                       --              5.2              (4.4)              --              0.8
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                $     9.4       $  301.3          $  235.1       $  (536.4)        $     9.4
-----------------------------------------------------------------------------------------------------------------------------------

                         VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)


                                                                    Three Months Ended June 30, 2000
                                                   --------------------------------------------------------------------
                                                                                 Non-                      Viacom
                                                   Viacom         Viacom       Guarantor                     Inc.
                                                     Inc.      International   Affiliates  Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------

Revenues                                          $  10.3        $  603.0       $4,250.2    $    (12.6)   $ 4,850.9
-----------------------------------------------------------------------------------------------------------------------

Expenses:
    Operating                                         8.2           205.2        2,640.6         (28.0)     2,826.0
    Selling, general and administrative               1.7           253.7          798.2           --       1,053.6
    Merger-related charges                             --           650.0           48.5           --         698.5
    Depreciation and amortization                     0.9            35.1          515.0           --         551.0
------------------------------------------------------------- ---------------------------------------------------------
       Total expenses                                10.8         1,144.0        4,002.3         (28.0)     5,129.1
-----------------------------------------------------------------------------------------------------------------------

Operating income (loss)                              (0.5)         (541.0)         247.9          15.4      (278.2)

Other income (expense):
    Interest income (expense), net                 (113.5)           15.1          (81.1)          --       (179.5)
    Other items, net                                 (7.5)            3.4          (12.6)          --        (16.7)
-----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                (121.5)         (522.5)         154.2          15.4      (474.4)

    Benefit (provision) for income taxes             47.6           112.1         (147.6)          --         12.1
    Equity in earnings (loss) of affiliated
      companies, net of tax                        (421.7)          (15.0)         (32.6)        448.0       (21.3)
    Minority interest, net of tax                      --             3.7          (15.7)          --        (12.0)
-----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                              $ (495.6)       $ (421.7)      $  (41.7)   $    463.4    $ (495.6)
-----------------------------------------------------------------------------------------------------------------------

                         VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)



                                                                  Six Months Ended June 30, 2000
                                                -----------------------------------------------------------------------
                                                                                Non-                        Viacom
                                                    Viacom      Viacom       Guarantor                        Inc.
                                                      Inc.   International   Affiliates   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------

Revenues                                        $    19.9     $1,136.1       $6,786.3     $   (65.6)      $ 7,876.7
-----------------------------------------------------------------------------------------------------------------------

Expenses:
    Operating                                        18.2        387.1        4,447.1         (31.3)        4,821.1
    Selling, general and administrative               2.0        443.5        1,169.2            --         1,614.7
    Merger-related charges                            --         650.0           48.5            --           698.5
    Depreciation and amortization                     1.6         70.5          708.1            --           780.2
-----------------------------------------------------------------------------------------------------------------------
       Total expenses                                21.8      1,551.1        6,372.9         (31.3)        7,914.5
-----------------------------------------------------------------------------------------------------------------------

Operating income (loss)                              (1.9)      (415.0)         413.4         (34.3)         (37.8)

Other income (expense):
    Interest income (expense), net                 (208.1)        28.2         (112.6)           --         (292.5)
    Other items, net                                (15.6)         9.3           (8.7)           --          (15.0)
-----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                (225.6)      (377.5)         292.1         (34.3)        (345.3)

    Benefit (provision) for income taxes             90.3         52.6         (188.9)           --          (46.0)
    Equity in earnings (loss) of affiliated
      companies, net of tax                        (744.6)      (425.4)         (46.8)      1,189.4          (27.4)
    Minority interest, net of tax                     --           5.7          (14.6)           --           (8.9)
-----------------------------------------------------------------------------------------------------------------------
Net earnings before cumulative effect of change
     in accounting principle, net of tax           (879.9)      (744.6)          41.8       1,155.1         (427.6)
Cumulative effect of change in accounting
     principle, net of tax                            --           --          (452.3)           --         (452.3)
-----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                             $  (879.9)    $ (744.6)      $ (410.5)    $ 1,155.1       $ (879.9)
-----------------------------------------------------------------------------------------------------------------------

                         VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                                At June 30, 2001
                                               ----------------------------------------------------------------------------
                                                                                  Non-
                                                 Viacom         Viacom          Guarantor                    Viacom Inc.
                                                  Inc.       International     Affiliates     Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------- ---------------

Assets

Cash and cash equivalents                     $     205.8      $   257.3      $     400.8    $      --         $     863.9
Receivables, net                                     73.9          370.9          3,477.8         (270.2)          3,652.4
Inventory                                             6.8          267.2          1,089.5           --             1,363.5
Other current assets                                 57.7          456.3            697.0          (52.3)          1,158.7
------------------------------------------------------------------------------------------------------------ --------------
         Total current assets                       344.2        1,351.7          5,665.1         (322.5)          7,038.5
------------------------------------------------------------------------------------------------------------ --------------

Property and equipment                              143.6          895.5          8,097.5           --             9,136.6
      Less accumulated depreciation and
         amortization                                60.9          257.1          2,271.3           --             2,589.3
------------------------------------------------------------------------------------------------------------ --------------
        Net property and equipment                   82.7          638.4          5,826.2           --             6,547.3
------------------------------------------------------------------------------------------------------------ --------------

Inventory                                             8.5          537.5          3,407.8          (18.5)          3,935.3
Intangibles, at amortized cost                      261.4          157.0         71,459.8           --            71,878.2
Investments in consolidated subsidiaries         65,524.0       15,068.6             --        (80,592.6)             --
Other assets                                        106.7          901.1          1,828.2         (120.1)          2,715.9
------------------------------------------------------------------------------------------------------------ --------------
Total Assets                                  $  66,327.5      $18,654.3      $  88,187.1    $ (81,053.7)      $  92,115.2
------------------------------------------------------------------------------------------------------------ --------------

Liabilities and Stockholders' Equity

Accounts payable                              $      --        $   102.5      $   1,002.1    $     (86.9)      $   1,017.7
Accrued expenses and other                          229.7        1,466.8          3,701.0         (163.7)          5,233.8
Accrued participations                               --            --             1,342.9          (25.5)          1,317.4
Current portion of long-term debt                    --             12.6            207.0           --               219.6
------------------------------------------------------------------------------------------------------------ --------------
       Total current liabilities                    229.7        1,581.9          6,253.0         (276.1)          7,788.5
------------------------------------------------------------------------------------------------------------ --------------

Long-term debt                                    9,727.5          756.5          1,946.1         (285.2)         12,144.9
Other liabilities                               (11,255.8)       4,012.8         10,736.8        4,111.0           7,604.8
Minority interest                                    --            155.1          1,093.4           --             1,248.5

Stockholders' equity:
     Preferred Stock                                 --            106.1             20.4         (126.5)             --
     Common Stock                                    18.3          185.7            725.2         (910.9)             18.3
     Additional paid-in capital                  64,791.9        6,597.0         67,905.1      (74,502.1)         64,791.9
     Retained earnings                            5,532.4        5,232.3           (261.5)      (9,062.0)          1,441.2
     Accumulated other comprehensive
       income (loss)                                   .6           26.9           (231.4)          (1.9)           (205.8)
------------------------------------------------------------------------------------------------------------ --------------
                                                 70,343.2       12,148.0         68,157.8      (84,603.4)         66,045.6
     Less treasury stock, at cost                 2,717.1          --                --             --             2,717.1
------------------------------------------------------------------------------------------------------------ --------------
       Total stockholders' equity                67,626.1       12,148.0         68,157.8      (84,603.4)         63,328.5
------------------------------------------------------------------------------------------------------------ --------------
Total Liabilities and Stockholders' Equity    $  66,327.5    $ 18,654.3       $  88,187.1     $(81,053.7)      $  92,115.2
------------------------------------------------------------------------------------------------------------ --------------

                         VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)


                                                                                 At December 31, 2000
                                                  ----------------------------------------------------------------------------------
                                                                                        Non-
                                                       Viacom           Viacom        Guarantor                       Viacom Inc.
                                                        Inc.         International    Affiliates      Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------

Assets
Cash and cash equivalents                            $    192.8      $   326.5        $    415.2       $    --       $    934.5
Receivables, net                                           89.3          456.0           3,661.3           (242.5)      3,964.1
Inventory                                                  11.3          259.9           1,130.8             --         1,402.0
Other current assets                                      355.1          425.5             789.3            (38.1)      1,531.8
--------------------------------------------------------------------------------------------------------------------------------
         Total current assets                             648.5        1,467.9           5,996.6           (280.6)      7,832.4
--------------------------------------------------------------------------------------------------------------------------------

Property and equipment                                    170.0         744.8           8,070.9             --          8,985.7
      Less accumulated depreciation and
         amortization                                      14.2         319.9           2,049.8             --          2,383.9
--------------------------------------------------------------------------------------------------------------------------------
        Net property and equipment                        155.8         424.9           6,021.1             --          6,601.8
--------------------------------------------------------------------------------------------------------------------------------

Inventory                                                  --           518.6           3,132.1            (17.8)       3,632.9
Intangibles, at amortized cost                            264.9         636.4          61,102.8             --         62,004.1
Investments in consolidated subsidiaries               49,331.0      14,898.9              --          (64,229.9)           --
Other assets                                              198.2         695.1           1,813.0           (131.4)       2,574.9
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                          $50,598.4     $18,641.8         $78,065.6       $(64,659.7)     $82,646.1
--------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Accounts payable                                      $   --        $    35.2         $ 1,332.3       $   (106.4)     $ 1,261.1
Accrued expenses and other                                312.3       1,515.5           3,379.3           (154.2)       5,052.9
Accrued participations                                     --             --            1,234.5            (14.2)       1,220.3
Current portion of long-term debt                          --            10.8             213.1             --            223.9
--------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                          312.3       1,561.5           6,159.2           (274.8)       7,758.2
--------------------------------------------------------------------------------------------------------------------------------

Long-term debt                                          7,194.1         858.2           4,613.2           (191.7)      12,473.8
Other liabilities                                      (9,118.5)      3,588.9           5,908.2          7,028.4        7,407.0
Minority interest                                          --           158.9           6,881.3             --          7,040.2

Stockholders' equity:
     Preferred Stock                                       --           106.1              20.4           (126.5)          --
     Common Stock                                          15.9         185.7             508.8           (694.5)          15.9
     Additional paid-in capital                        50,729.9       7,253.4          54,621.6        (61,875.0)      50,729.9
     Retained earnings                                  5,523.0       4,931.1            (496.5)        (8,525.8)       1,431.8
     Accumulated other comprehensive
       income (loss)                                        (.1)         (2.0)           (150.6)              .2         (152.5)
--------------------------------------------------------------------------------------------------------------------------------
                                                       56,268.7      12,474.3          54,503.7        (71,221.6)      52,025.1
     Less treasury stock, at cost                       4,058.2         --                 --               --          4,058.2
--------------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                      52,210.5      12,474.3          54,503.7        (71,221.6)      47,966.9
--------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity            $50,598.4     $18,641.8         $78,065.6       $(64,659.7)     $82,646.1
--------------------------------------------------------------------------------------------------------------------------------

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                            Six Months Ended June 30, 2001
                                                           ------------------------------------------------------------------
                                                                                     Non-
                                                           Viacom       Viacom     Guarantor                  Viacom Inc.
                                                            Inc.     International Affiliates   Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Net cash flow (used for) provided by  operating
    activities                                           $   (732.8)  $  145.3  $  1,990.1      $     --     $  1,402.6
-----------------------------------------------------------------------------------------------------------------------------

Investing Activities:
  Acquisitions, net of cash acquired                         --        --          (739.0)            --         (739.0)
  Capital expenditures                                       --         (66.5)     (141.3)            --         (207.8)
  Investments in and advances to affiliated companies        --         (31.4)       (5.9)            --          (37.3)
  Proceeds from dispositions                                 --        --           230.4             --          230.4
  Proceeds from sales of short-term investments              --          51.4      --                 --           51.4
  Purchases of short-term investments                        --         (13.5)     --                 --          (13.5)
  Other, net                                                 --        --          --                 --         --
-----------------------------------------------------------------------------------------------------------------------------
Net cash flow used for investing activities                  --         (60.0)     (655.8)            --         (715.8)
-----------------------------------------------------------------------------------------------------------------------------

Financing Activities:
  (Repayments to) borrowings from banks,
     including commercial paper, net                         (693.0)   (100.0)   (2,412.7)            --       (3,205.7)
  Proceeds from senior notes and debentures                 3,281.6    --             5.8             --        3,287.4
  Purchase of treasury stock                                 (482.4)   --          --                 --         (482.4)
  Repayment of notes and debentures                           (19.5)   --          (395.0)            --         (414.5)
  Proceeds from exercise of stock options                     133.2    --          --                 --          133.2
  Payment of capital lease obligations                       --          (5.1)      (68.8)            --          (73.9)
  Increase (decrease) in intercompany payables             (1,472.6)    (49.4)    1,522.0             --         --
  Other, net                                                   (1.5)    --         --                 --           (1.5)
-----------------------------------------------------------------------------------------------------------------------------
Net cash flow provided by (used for) financing
      activities                                              745.8    (154.5)   (1,348.7)            --         (757.4)
-----------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents        13.0     (69.2)      (14.4)            --          (70.6)
   Cash and cash equivalents at beginning of period           192.8     326.5       415.2             --          934.5
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $    205.8  $  257.3  $    400.8       $     --     $    863.9
-----------------------------------------------------------------------------------------------------------------------------

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)



                                                                              Six Months Ended June 30, 2000
                                                             -----------------------------------------------------------------
                                                                                          Non-
                                                              Viacom       Viacom       Guarantor                  Viacom Inc.
                                                               Inc.     International   Affiliates   Eliminations Consolidated
-------------------------------------------------------------------------------------------------------------------------------

Net cash flow (used for) provided by operating activities    $   (109.9) $  123.1     $  522.4      $      --     $    535.6
-------------------------------------------------------------------------------------------------------------------------------

Investing Activities:
  Acquisitions, net of cash acquired                             --         332.9       (619.8)            --         (286.9)
  Capital expenditures                                           --         (77.1)      (214.8)            --         (291.9)
  Investments in and advances to affiliated companies            --          (3.2)      (108.7)            --         (111.9)
  Proceeds from sales of short-term investments                  --          32.7         85.6             --          118.3
  Purchases of short-term investments                            --         (58.1)        --               --          (58.1)
  Other, net                                                     --         (10.5)         9.3             --           (1.2)
-------------------------------------------------------------------------------------------------------------------------------
Net cash flow provided by (used for) investing  activities       --         216.7       (848.4)            --         (631.7)
-------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
  Borrowings from banks, including commercial
      paper, net                                                1,267.8    --            315.0             --        1,582.8
  Proceeds from senior notes and debentures                      --        --            137.2             --          137.2
  Purchase of treasury stock                                   (1,248.0)   --             --               --       (1,248.0)
  Repayment of notes and debentures                              --        --           (110.2)            --         (110.2)
  Proceeds from exercise of stock options and warrants            110.9    --             --               --          110.9
  Payment of capital lease obligations                           --         (19.5)       (45.4)            --          (64.9)
  Purchase of treasury stock by subsidiary                       --        --            (82.8)            --          (82.8)
  Increase (decrease) in intercompany payables                    (71.4)   (344.0)       415.4             --         --
  Other, net                                                     --        --             (2.7)            --           (2.7)
-------------------------------------------------------------------------------------------------------------------------------
Net cash flow provided by (used for) financing
      activities                                                   59.3    (363.5)       626.5             --          322.3
-------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents           (50.6)    (23.7)       300.5             --          226.2
   Cash and cash equivalents at beginning of period                81.6     486.0        113.2             --          680.8
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $     31.0  $  462.3     $  413.7      $      --     $    907.0
-------------------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.
         (Tabular dollars in millions)


Management's discussion and analysis of the combined results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes.

The Company completed several significant transactions in 2000 and 2001 that affect the comparability of historical results for the three and six months ended June 30, 2001 and 2000. They are as follows:

     o The Company completed its merger with CBS on May 4, 2000, for a total purchase price of approximately $39.8 billion.

     o On March 31, 2000, the Company acquired the remaining 50% interest in UPN that it did not already own for $5 million.

     o The Company recorded one-time merger-related pre-tax charges of $698 million associated with the CBS and UPN acquisitions in the second quarter of 2000.

     o In January 2001, the Company completed its acquisition of BET Holdings II, Inc. ("BET") for approximately $3 billion.

     o In February 2001, the Company completed a merger with Infinity Broadcasting Corporation ("Infinity"), acquiring approximately 36% of the issued and outstanding shares of Infinity common stock that it did not already own.

In order to enhance comparability, the following discussion of the Company's results of operations is supplemented by pro forma financial information that assumes the above transactions and the completion of acquisitions and divestitures of radio, outdoor and cable properties had occurred January 1, 2000. Pro forma results for 2000 are adjusted to exclude the non-cash merger-related charges noted above and transactions with divested investments. Pro forma results also reflect the deconsolidation of iWon.com, which was previously a minority-owned, consolidated subsidiary, as if it had occurred on January 1, 2000. The pro forma results are presented for informational purposes only and are not indicative of the operating results that would have occurred had the transactions actually occurred at the beginning of 2000, nor are they necessarily indicative of future operating results .

Effective January 1, 2001, the Company operates its online business under the Cable Networks and Television segments and accordingly, now presents its online business as part of these respective segments. Prior period information has been reclassified to conform to the new structure.

The table below presents the Company's total revenues and total operating income, as reported and on a pro forma basis for the three and six months ended June 30, 2001 and 2000, respectively.


------------------------------------------------------------------------------------------------------
                              Three Months Ended                        Six Months Ended
                                   June 30,             Percent             June 30,         Percent
                             2001           2000         B/(W)        2001          2000      B/(W)
------------------------------------------------------------------------------------------------------

Total Revenues:

         As Reported      $   5,716.9    $   4,850.9     18%      $11,469.1     $ 7,876.7      46%
         Pro Forma        $   5,712.0    $   5,673.1      1%      $11,454.1     $11,025.5       4%
------------------------------------------------------------------------------------------------------

Total Operating Income:

         As Reported      $    585.8     $   (278.2)       NM     $   989.5     $   (37.8)      NM
         Pro Forma        $    588.9     $    445.2      32%      $   974.2     $   691.4      41%
------------------------------------------------------------------------------------------------------
NM - not meaningful


                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


EBITDA

The following tables set forth EBITDA (defined as operating income (loss) before depreciation and amortization principally of goodwill related to business combinations) for the three and six months ended June 30, 2001 and 2000. The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments. However, EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, net earnings, cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

----------------------------------------------------------------------------------------------
                            Three Months Ended                   Six Months Ended
                                  June 30,         Percent           June 30,        Percent
                             2001      2000         B/(W)        2001        2000     B/(W)
----------------------------------------------------------------------------------------------

Total EBITDA:

         As Reported     $  1,361.7   $  272.8      399%       $2,510.6     $  742.4    238%
         Pro Forma       $  1,362.5   $1,214.2       12%       $2,520.8     $2,221.8     13%
----------------------------------------------------------------------------------------------

Results of Operations

On a reported basis, revenues increased 18% to $5.72 billion and 46% to $11.47 billion for the three-and six-month periods ended June 30, 2001, respectively, from $4.85 billion and $7.88 billion for the same prior-year periods. Reported operating results are not comparable with prior-year periods principally due to the Viacom/CBS merger and merger-related charges.

On a pro forma basis, revenues increased 1% to $5.71 billion and 4% to $11.45 billion for the three-and six-month periods ended June 30, 2001, respectively, from $5.67 billion and $11.03 billion for the same prior-year periods. EBITDA, on a pro forma basis, increased 12% to $1.36 billion and 13% to $2.52 billion for the three-and six-month periods ended June 30, 2001, respectively, from $1.21 billion and $2.22 billion for the same prior-year periods. Pro forma results reflect EBITDA increases in nearly every business segment, including double-digit increases in the Cable Networks, Television and Entertainment segments. EBITDA growth outpaced revenue growth for the periods presented primarily due to increased margins on the additional revenues.

Segment Results of Operations

Cable Networks (MTV Networks ("MTVN") including MTV, VH1, Nickelodeon, Nick at Nite, TV Land, TNN: The National Network and CMT; BET; and Showtime Networks Inc. ("SNI"))

---------------------------------------------------------------------------------------------------------
                                        Three Months Ended                  Six Months Ended
                                             June 30,      Percent              June 30,      Percent
                                         2001       2000    B/(W)          2001         2000   B/(W)
--------------------------------------------------------------------------------------------------------
As Reported:
                  Revenues            $   1,062.0 $   961.2     10%       $ 2,044.4   $ 1,732.3   18%
                  Operating income    $     278.9 $   218.1     28        $   531.8   $   409.1   30
                  EBITDA              $     388.7 $   286.2     36        $   748.1   $   521.7   43
--------------------------------------------------------------------------------------------------------
Pro Forma:
                  Revenues            $   1,057.6 $   993.2      6%      $  2,030.6   $ 1,897.4    7%
                  Operating income    $     282.1 $   214.3     32       $    544.1   $   424.5    28
                  EBITDA              $     389.6 $   312.2     25       $    759.7   $   621.0    22
--------------------------------------------------------------------------------------------------------

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


For the second quarter and six months ended June 30, 2001, higher pro forma revenues and EBITDA principally reflect double-digit increases in cable affiliate fees and DBS revenues and increased efficiencies at the cable networks partially offset by a decrease in advertising revenues given the difficult comparisons with last year's exceptionally strong advertising market. Showtime subscriptions increased 21% over the prior year by approximately 5.0 million to
29.2 million subscriptions at June 30, 2001.

The Company completed its acquisition of BET on January 23, 2001 for approximately $3 billion consisting principally of Viacom Class B Common Stock and the assumption of debt. Pro forma results assume the acquisition of CBS Cable Networks, TNN and CMT, the acquisition of BET, and dispositions had occurred on January 1, 2000.

Television (CBS and UPN Television Networks and Stations; Television Production and Syndication)

-------------------------------------------------------------------------------------------------------
                                    Three Months Ended                Six Months Ended
                                        June 30,         Percent          June 30,            Percent
                                     2001      2000       B/(W)         2001      2000         B/(W)
-------------------------------------------------------------------------------------------------------

As Reported:
             Revenues            $  1,626.4    $1,225.7      33%       $3,657.2  $ 1,753.8       109%
             Operating income    $    163.0    $   11.3      NM        $  281.7  $    99.4       183
             EBITDA              $    360.8    $  164.5     119        $  675.5  $   281.8       140
-------------------------------------------------------------------------------------------------------
Pro Forma:
             Revenues            $  1,626.4    $1,649.5      (1)%      $3,657.2  $ 3,503.4         4%
             Operating income    $    163.0    $  118.7      37        $  281.7  $   216.8        30
             EBITDA              $    360.8    $  310.8      16        $  675.5  $   601.3        12
-------------------------------------------------------------------------------------------------------
NM - not meaningful


For the second quarter and six months ended June 30, 2001, Television's pro forma EBITDA growth was principally led by the CBS Network, which delivered double-digit revenue growth in primetime principally due to increased pricing. Strong programming on the CBS Network included the winning combination of
Survivor: The Australian Outback and CSI: Crime Scene Investigation on Thursday nights and its successful Monday night line-up. For the quarter, CBS Network's strong primetime revenue growth was partially offset by the timing of the National Semifinals of the NCAA Men's Basketball Tournament which took place in the second quarter last year but in the first quarter this year. The revenue increases in television production and syndication for the quarter and six months were more than offset by lower advertising sales for the television stations which faced difficult comparisons with last year's exceptionally strong advertising environment.

For the second quarter and six months ended June 30, 2001, Paramount Television Group's revenues were higher for continuing network and first run syndication shows including Frasier, Judge Judy, Judge Joe Brown and Moesha. The three-and six-month periods also included higher revenues for 7th Heaven and revenues from new series including Ed and That's Life. These higher revenues for the three-and six-month periods were partially offset by lower revenues from the cancelled series Beverly Hills 90210 and Sunset Beach while the six-month period also included lower domestic library syndication revenues. For the second quarter and six months ended June 30, 2001, UPN continued to deliver improved pro forma results. Paramount Television Group's operating income and EBITDA increased for the second quarter, primarily due to the higher revenue items noted above, whereas for the six months, operating income and EBITDA increased principally due to UPN's improved results.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Pro forma results assume that the Viacom/CBS merger and the acquisition of the remaining 50% interest of UPN had occurred January 1, 2000. Pro forma results are also adjusted to exclude transactions with divested investments and operating losses before depreciation for iWon.com of approximately $33 million in the second quarter and $64 million for the six months ended June 30, 2000. In 2001, iWon.com is accounted for as a deconsolidated investment, whereas in 2000, iWon.com was a minority-owned, consolidated subsidiary.

Infinity (Radio Stations, Outdoor Advertising Properties)


------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended                  Six Months Ended
                                              June 30,        Percent             June 30,             Percent
                                          2001         2000    B/(W)         2001          2000         B/(W)
------------------------------------------------------------------------------------------------------------------

As Reported:
                Revenues               $   985.4     $  672.6    47%    $  1,821.0    $    672.6       171%
                Operating income       $   122.1     $  151.6   (19)    $    158.0    $    151.6         4
                EBITDA                 $   436.4     $  324.1    35     $    759.5    $    324.1       134
------------------------------------------------------------------------------------------------------------------
Pro Forma:
                Revenues               $   984.9    $ 1,030.7    (4)%   $  1,819.8     $ 1,899.5        (4)%
                Operating income       $   122.0    $   139.4   (12)    $    130.4     $   161.9       (19)
                EBITDA                 $   436.3    $   460.8    (5)    $    758.1     $   796.9        (5)
------------------------------------------------------------------------------------------------------------------

For both the second quarter and six months ended June 30, 2001, Infinity's pro forma revenues and EBITDA decreased 4% and 5%, respectively, reflecting difficult comparisons with the same periods last year which benefited from an exceptionally strong advertising environment including very strong demand from the technology sector. Operating expenses, as a percentage of revenues, for the second quarter and six months, were essentially flat as compared with the comparable prior-year periods. In the second quarter of 2001, Infinity continued to gain market share by outpacing the out-of-home market and was No. 1 in radio revenue billings in seven of the top 10 markets.

On February 21, 2001, the Company completed its merger with Infinity, acquiring all of the issued and outstanding shares of Infinity common stock that it did not already own, or approximately 36%, for a total purchase price of approximately $13.4 billion. Pro forma results assume the acquisition of Infinity as part of the Viacom/CBS merger, and the subsequent acquisition of the minority interest of Infinity, had occurred on January 1, 2000 and also assume the completion of acquisitions and divestitures of radio and outdoor properties by Infinity had occurred at the beginning of each period presented. Pro forma results are also adjusted to exclude transactions with divested investments.

Entertainment (Paramount Pictures, Famous Players, Famous Music Publishing and Paramount Parks)


 -------------------------------------------------------------------------------------------------------
                             Three Months Ended                     Six Months Ended
                                   June 30,            Percent          June 30,             Percent
                              2001           2000       B/(W)       2001           2000       B/(W)
 -------------------------------------------------------------------------------------------------------

     Revenues               $   772.8     $    748.7        3%      $ 1,368.0    $  1,271.3        8%
     Operating income       $    91.1     $     76.2       20       $   116.4    $     91.1       28
     EBITDA                 $   132.0     $    114.4       15       $   195.8    $    169.1       16
 -------------------------------------------------------------------------------------------------------

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Entertainment revenues for the second quarter and six months ended June 30, 2001 principally reflect higher Features, Theaters and Parks revenues. Features revenues for the three-and six-month periods were higher mainly due to higher home video revenues, which were partially offset by lower theatrical revenues. Home video revenues for the three-and six-month periods included domestic contributions from What Women Want and Save the Last Dance and continuing contributions from the successful foreign video release of Mission: Impossible 2, while the six-month period also included contributions from Rugrats in Paris:
The Movie and The Original Kings of Comedy. Domestic theatrical revenues for the three-month period, which included contributions from Lara Croft: Tomb Raider and Along Came a Spider, did not match the prior year which included Mission:
Impossible 2. The six-month period also included Save The Last Dance, Down to Earth and Enemy at the Gates as well as continuing contributions from What Women Want and showed an improvement over last year. Theaters revenues for the three-month period increased due to slightly higher attendance and per capita spending whereas revenues for the six-month period increased due to higher per capita spending which was partially offset by slightly lower attendance. Parks revenues for the three-and six-month periods increased principally due to modest attendance growth and higher per capita spending.

For the second quarter and six months ended June 30, 2001, Entertainment's operating income and EBITDA increases principally reflect higher Features, Theatres and Parks revenues for the reasons noted above, and lower operating expenses for Theatres and Parks compared with the same prior year periods.

Video (Blockbuster)

----------------------------------------------------------------------------------------------
                        Three Months Ended                    Six Months Ended
                             June 30,          Percent            June 30,          Percent
                         2001           2000    B/(W)        2001          2000      B/(W)
----------------------------------------------------------------------------------------------

Revenues             $  1,226.0      $1,214.4       1%     $ 2,533.9      $ 2,425.5   4%
Operating income     $     16.2      $    7.0     131      $    70.0      $    51.7  35
EBITDA               $    118.4      $  113.2       5      $   278.9      $   263.5   6
----------------------------------------------------------------------------------------------

For the second quarter, Video's EBITDA increased 5% to $118 million on a revenue increase of 1% to $1.23 billion primarily driven by the increase in the number of company-operated stores. Worldwide same store sales, including rental and retail product, decreased 2.7%, primarily due to a 5.3% decrease in domestic same store revenues partially offset by a 9.7% increase in same store revenues from Blockbuster's international operations. The decrease in domestic same store rental revenues was principally due to a box office disadvantage between titles that became available in the second quarter of 2001 as compared to the titles that became available in same quarter last year which included Star Wars Episode 1: The Phantom Menace and The Sixth Sense, the top renting title in Blockbuster's history. This decrease was partially offset by continued growth in DVD rental revenues and an increase in worldwide previously viewed product sales. For the six months ended June 30, 2001, Video's revenues and EBITDA increased 4% and 6%, respectively, primarily driven by the increase in the number of company-operated stores and increases in worldwide same-store sales of 1.3%. Blockbuster ended the second quarter of 2001 with 7,781 company-owned and franchise stores, a net increase of 405 stores over the second quarter of 2000, of which 31 company-owned stores were added in the second quarter 2001.

Video's gross margin increased to 60.3% for the second quarter of 2001 from 58.7% for the second quarter of 2000. For the six months ended June 30, 2001, Video's gross margin percentage increased to 59.9% from 58.9% for the comparable prior-year period. Video's gross profit margins improved in the quarter and six months due to an increase in the percentage of rental revenues from DVD rental product, which on average has a lower overall cost than VHS rental product, and growth in other revenue, which generates a higher gross profit margin.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Blockbuster is continually evaluating its product mix and product offerings, as well as related strategic offerings, to try to optimize its stores' revenues and gross profit. Blockbuster intends to continue to increase its stores' depth of DVDs and other home entertainment products in response to accelerated consumer acceptance of DVD and other home entertainment products. These initiatives to optimize stores' revenues and gross profit may cause Blockbuster to alter the product mix in its stores which may cause Blockbuster to rationalize its stores existing product mix and/or change accounting estimates related to its rental library, which could result in a non-cash charge.

Publishing (Simon & Schuster, including other flagship imprints such as Pocket Books, Scribner and The Free Press)


---------------------------------------------------------------------------------------------------
                            Three Months Ended                     Six Months Ended
                                 June 30,            Percent           June 30,         Percent
                             2001         2000        B/(W)      2001           2000      B/(W)
--------------------------------------------------------------------------- -----------------------

Revenues                  $  149.4      $  133.2      12%      $    271.3     $  246.0     10%
Operating income          $    3.2      $    3.2      --       $     (0.3)    $   (3.8)    92
EBITDA                    $    9.2      $    8.5       8       $     11.4     $    6.8     68
---------------------------------------------------------------------------------------------------

For the quarter and six months ended June 30, 2001, Publishing's revenue and EBITDA increases are principally due to increased sales in the Trade, Pocket Books and Children's divisions, partially offset by higher expenses. Publishing's best-selling titles in the second quarter included John Adams by David McCullough, On the Street Where You Live by Mary Higgins Clark and Temptation by Jude Deveraux.

Other Income and Expense Information
------------------------------------

Corporate Expenses/Eliminations

Corporate expenses/eliminations, excluding depreciation expense, decreased to $65.5 million for the second quarter of 2001 from $719.5 million for the second quarter of 2000, which included merger-related charges of $650 million. Pro forma corporate expenses, excluding intersegment profit eliminations and merger-related charges, decreased 23% and 33%, respectively, for the second quarter and six months ended June 30, 2001 to $44.2 million and $68.6 million, principally due to effective cost containment measures.

Interest Expense

For the three-and six-month period ended June 30, 2001, interest expense increased 36% to $263.2 million and 65% to $520.1 million, respectively. The Company had approximately $12.4 billion and $11.5 billion principal amount of debt outstanding (including current maturities) as of June 30, 2001 and 2000, respectively, at weighted average interest rates of 6.9% and 7.6%, respectively.

Interest Income

For the three-and six-month periods ended June 30, 2001, interest income decreased to $8.0 million and $19.4 million, respectively, from $13.9 million and $23.4 million, respectively, for the second quarter and six months ended June 30, 2000.

Other Items, Net

"Other items, net" reflects net earnings of $2.0 million for the second quarter and net losses of $7.8 million for the six months ended June 30, 2001 as compared to net losses of $16.7 million and $15.0 million for the second quarter and six months ended June 30, 2000. Other items, net, for all periods presented principally reflects gains and losses associated with foreign exchange and the sale of assets.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Provision for Income Taxes

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The reported estimated annual effective tax rates of 91.1% for 2001 and 77.0% for 2000 were both adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the estimated annual effective tax rates would have been 41.6% for 2001 and 40.1% for 2000.

Equity in Loss of Affiliated Companies, Net of Tax

"Equity in loss of affiliated companies, net of tax" was $7.1 million and $34.2 million for the second quarter and six months ended June 30, 2001 as compared to $21.3 million and $27.4 million in the comparable prior-year periods. The current quarter and year to date period principally reflect operating losses from international ventures and internet investments partially offset by positive results from Comedy Central while the prior period results include losses from CBS online equity ventures that were subsequently written down as well as equity losses of UPN, partially offset by results from Comedy Central. The remaining 50% interest of UPN was acquired by the Company in March 2000 and its results are now consolidated with the Company beginning in the second quarter of 2000.

Minority Interest

Minority interest for the six months ended June 30, 2001 primarily represents the minority ownership of Infinity, prior to its merger with the Company on February 21, 2001, and the minority ownership of Blockbuster common stock. Minority interest for the prior year's comparable period primarily reflects the minority ownership of Infinity, from the date of the Viacom/CBS merger, and the minority ownership of Blockbuster common stock.

Cumulative Effect of Change in Accounting Principle, Net of Tax

In 2000, the Company elected early adoption of Statement of Position 00-2, "Accounting by Producers or Distributors of Films." As a result of this early adoption, the Company recorded an after-tax non-cash charge of $452 million as a cumulative effect of a change in accounting principle in the consolidated statement of operations.

Net Earnings (Loss)

For the reasons described above, the Company reported net earnings of $16.7 million for the second quarter of 2001 as compared to a net loss of $495.6 million for the second quarter of 2000 and net earnings of $9.4 million for the six months ended June 30, 2001 versus a net loss of $879.9 million for the six months ended June 30, 2000.

Acquisitions
------------

On February 21, 2001, the Company completed a merger with Infinity acquiring approximately 36% of the issued and outstanding shares of Infinity common stock that it did not already own. Under the terms of the merger, which was tax free for the stockholders of Infinity and Viacom, each share of Infinity Class A common stock was converted into the right to receive 0.592 of a share of Viacom Class B Common Stock. The Infinity merger was accounted for at historical cost, with the exception of minority interest, which was accounted for under the purchase method of accounting. The total purchase price of approximately $13.4 billion represented the issuance of approximately 232 million shares of Viacom Class B Common Stock and the fair value of Infinity stock options assumed by the Company. Infinity stockholders received a cash payment in lieu of any fractional shares. The goodwill attributable to this transaction of approximately $7.7 billion is being amortized on a straight-line basis over 40 years.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


On January 23, 2001, the Company completed its acquisition of BET for approximately $3 billion, which principally represented the issuance of approximately 43.4 million shares of Viacom Class B Common Stock from treasury stock and the assumption by the Company of approximately $590 million in debt. The total cost to acquire BET has been allocated based on the fair value of the assets acquired and liabilities assumed at the time of the acquisition. The excess purchase price over the fair value of the tangible net assets acquired of approximately $2.9 billion was allocated to intangibles and is being amortized on a straight-line basis not to exceed 40 years. The final allocation of the purchase price will be based on comprehensive final evaluations of the fair value of BET's tangible and identifiable assets acquired and liabilities assumed.

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

The Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock and warrants of Viacom that may be issued for aggregate gross proceeds of $5.0 billion. The registration statement was declared effective on January 8, 2001. The net proceeds from the sale of the offered securities may be used by Viacom for general corporate purposes, including repayment of borrowings, working capital and capital expenditures; or for such other purposes as may be specified in the applicable Prospectus Supplement. To date, the Company has issued $335 million of securities under the shelf registration statement.

Share Repurchase Programs

During the first half of 2001, the Company repurchased approximately 8.5 million shares of the Company's Class B Common Stock for approximately $432 million under its stock repurchase programs, of which $207 million was spent in the second quarter for 4.0 million shares. From July 1 through July 31, 2001, the Company spent approximately $20.3 million for approximately 400,000 shares.

Commitments and Contingencies

The commitments of the Company for program license fees, estimated to aggregate approximately $15.0 billion, are not reflected in the balance sheet as of June 30, 2001. These commitments include approximately $10.2 billion for the acquisition of sports programming rights. A majority of such fees are payable over several years, as part of normal programming expenditures.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

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

The Company is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain products supplied by previously divested industrial business, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants in state and federal courts. The Company was neither a manufacturer nor a producer of asbestos. As of June 30, 2001, the Company had pending approximately 129,715 asbestos cases, excluding cases in various stages of settlement. The Company has brought suit against certain of its insurance carriers with respect to asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers that have agreed to the settlement are now reimbursing the Company for a substantial portion of its current costs and settlement associated with asbestos claims. The Company believes that it has meritorious defenses to asbestos matters, that where appropriate it has adequately provided for resolution of matters and that any ultimate liability resulting from asbestos matters is not likely to have a material adverse effect on its results of operations, financial position or cash flows.

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

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Financial Position

Current assets decreased to $7.0 billion at June 30, 2001 from $7.8 billion at December 31, 2000, due to normal seasonal reductions in receivables and a decrease in deferred tax assets. The allowance for doubtful accounts as a percentage of receivables was 6.3% at June 30, 2001 compared to 5.8% at December 31, 2000. The change in property and equipment reflects depreciation expense of $424.3 million partially offset by acquired assets and $207.8 million of capital expenditures related to capital additions principally for cable networks and radio equipment. Non-current inventory increased to $3.9 billion at June 30, 2001 from $3.6 billion at December 31, 2000 primarily due to accelerated timing of motion picture production schedules in the first half of 2001 in anticipation of the actors' strike, which was subsequently averted. Intangibles of $71.9 billion at June 30, 2001 increased by $9.9 billion as compared to $62.0 billion at December 31, 2000, principally reflecting the first quarter 2001 acquisition of BET and the merger with Infinity. Current liabilities increased slightly to $7.79 billion at June 30, 2001 from $7.76 billion at December 31, 2000 due to increases in accrued participations and program rights, partially offset by a decrease in accounts payable. Long-term debt, including current maturities, decreased $0.3 billion to $12.4 billion as of June 30, 2001 from $12.7 billion as of December 31, 2000. The minority interest balance of $1.2 billion as of June 30, 2001 decreased from $7.0 billion as of December 31, 2000 reflecting the merger with Infinity.

Cash Flows

Net cash flow from operating activities of $1.4 billion for the six months ended June 30, 2001 principally reflects net earnings of $9.4 million adjusted for depreciation and amortization expenses of $1.52 billion partially offset by investments in inventory and decreases in accounts payable and accrued expenses. Net cash flow from operating activities of $535.6 million for the six months ended June 30, 2000 principally reflects a net loss of $879.9 million adjusted for non-cash items of $1.95 billion for depreciation and amortization, cumulative effect of change in accounting principle and merger-related charges. Prior year's net cash flow from operations also reflects a decrease in accounts payable and accrued expenses. Net cash expenditures for investing activities of $715.8 million for the six months ended June 30, 2001 principally reflect the acquisition of BET and capital expenditures of $207.8 million partially offset by proceeds from dispositions of radio stations and other assets for approximately $230.4 million. Net cash expenditures for investing activities of $631.7 million for the six months ended June 30, 2000 principally reflect capital expenditures of $291.9 million and acquisitions, net of cash acquired, of $286.9 million. Financing activities for the six months ended June 30, 2001 reflect the payment of bank debt and purchase of treasury stock partially offset by proceeds from the issuance of senior notes and debentures. Financing activities for the six months ended June 30, 2000 principally reflect net borrowings from banks offset by the purchase of treasury stock.

Capital Structure

The following table sets forth the Company's long-term debt, net of current portion:


     ---------------------------------------------------------------------------------------
                                               At June 30, 2001      At December 31, 2000
     ---------------------------------------------------------------------------------------

    Notes payable to banks (including
             commercial paper)               $     2,445.2              $     5,735.5
     Senior debt                                   8,882.1                    5,662.7
     Senior subordinated debt                        496.2                      664.4
     Subordinated debt                                20.1                       39.4
     Other notes                                      28.0                       43.5
     Obligations under capital leases                492.9                      552.2
     ---------------------------------------------------------------------------------------
     Total Debt                                   12,364.5                   12,697.7
     Less current portion                            219.6                      223.9
     ---------------------------------------------------------------------------------------
          Total Long-Term Debt               $    12,144.9              $    12,473.8
     ---------------------------------------------------------------------------------------

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


The notes and debentures are presented net of an aggregate unamortized discount of $22.2 million as of June 30, 2001 and $21.4 million as of December 31, 2000.

Debt, including the current portion, as a percentage of total capitalization of the Company was 16% at June 30, 2001 and 21% at December 31, 2000.

On January 9, 2001, the Company issued under Rule 144A, $400 million of 6.40% unsecured senior notes due January 30, 2006, $500 million of 7.70% unsecured senior notes due July 30, 2010, and $750 million of 7.875% unsecured senior debentures due July 30, 2030; interest on the senior notes and debentures will be payable semi-annually. Proceeds from the debt issuance were used to repay bank debt, including commercial paper. During March 2001, these notes and debentures were exchanged for registered notes and debentures. The unsecured senior debentures and the unsecured senior notes due July 30, 2010, are redeemable at any time by the Company at their principal amount plus the applicable premium and accrued interest.

On February 1, 2001, the Company redeemed all $60.3 million outstanding of Infinity's 9% senior subordinated notes due 2006 at a redemption price equal to 104.5% of the principal amount.

In March 2001, the Company cancelled its credit agreements other than its Infinity $1.45 billion facility and the Blockbuster Credit Agreement, and entered into two new credit facilities. These two new facilities total $3.5 billion and are comprised of a $1.5 billion 5-year revolving credit facility and a $2.0 billion 364-day revolving credit facility. The Company also amended and restated the Infinity $1.45 billion facility; the terms and conditions were substantially conformed to the new $1.5 billion 5-year revolving credit facility and the Company was designated as the borrower. The primary purpose of the facilities is to support commercial paper borrowings. The Company, at its option, may borrow in certain foreign currencies up to specified limits under the new $1.5 billion 5-year revolving credit facility. Borrowing rates under the facilities are determined at the time of each borrowing and are based generally on LIBOR plus a margin based on the Company's senior unsecured debt rating. At June 30, 2001, LIBOR for borrowing periods of one month and two months were 3.86% and 3.84%, respectively.

The new and amended facilities contain certain covenants which, among other things, require that the Company maintain a minimum interest coverage ratio. At June 30, 2001, the Company was in compliance with the financial covenants.

On May 17, 2001, the Company issued under Rule 144A an additional $400 million of 6.40% unsecured senior notes due January 30, 2006 and $1.0 billion of 6.625% senior notes due May 15, 2011; interest on the senior notes will be payable semi-annually. Proceeds from the sale of securities were used to repay existing short-term debt. On August 1, 2001, the Company initiated an offer to exchange these 144A notes for registered notes.

On June 29, 2001, the Company issued $335 million of 7.25% senior notes due June 30, 2051; interest on the senior notes will be payable quarterly. Proceeds from the debt issuance were used to repay existing short-term debt, including commercial paper. The senior notes are redeemable at any time by the Company after June 30, 2006 at their principal amount plus accrued interest.

At June 30, 2001, the Company had borrowings under its commercial paper program of approximately $1.4 billion. Borrowings under the program have maturities of less than a year and are supported by unused committed bank facilities.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Merger-Related Charges

In connection with the integration of Viacom and CBS and the acquisition of UPN, the Company recorded merger-related charges of $698 million in the second quarter of 2000. These amounts included non-cash charges of $415 million principally attributable to compensation for stock options and $283 million of accrued liabilities for severance, transaction fees and integration costs. As of June 30, 2001, the Company had paid and charged approximately $102 million for severance liabilities, $27 million for transaction fees and $54 million related to integration costs.

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

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS 133 also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of the derivatives either be offset against the change in fair value of assets or liabilities through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. The impact of adoption was immaterial on the Company's consolidated results of operations and financial position.

The Company is exposed to fluctuations in foreign currency exchange rates. To manage foreign currency exposures, the Company may use derivative instruments, including swaps and forward contracts. Derivative instruments used by the Company in its hedging activities are not used for speculative trading purposes and are not designated as hedges. As of June 30, 2001, the change in fair value of the foreign currency exchange contracts was not material to the Company's consolidated results of operations.

As of June 30, 2001, the Company's outstanding interest rate swaps, which effectively convert variable interest payments on commercial paper to a fixed rate, were designated as hedges. The effective portion of the change in fair value of cash flow hedges are reported in other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. The ineffective portion included in earnings was not material.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Recent Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for such transactions. SFAS 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized to earnings, but should instead be tested for impairment annually. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company is required to implement SFAS 142 on January 1, 2002 and amortization of goodwill, and intangible assets with indefinite lives, ceases upon adoption of this statement. The Company has not yet determined the impact that this statement will have on its consolidated financial position or results of operations.

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

A variety of factors, including those set forth under the heading "Cautionary Statement Concerning Forward-Looking Statements" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. There may be additional risks that the Company does not currently view as material or that are not presently known. The Company has no obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Response to this is included in "Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk."

PART II - OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Viacom Inc. was held on May 23, 2001. The following matters were voted upon at the meeting: (i) the election of 18 directors; (ii) the approval of the adoption of an amendment to the Viacom Inc. Restated Certificate of Incorporation to increase (a) the number of shares of Class A Common Stock authorized to be issued from 500 million to 750 million, and (b) the number of shares of Class B Common Stock authorized to be issued from 3 billion to 10 billion; and (iii) the approval of the appointment of PricewaterhouseCoopers LLP to serve as independent accountants for Viacom Inc. until the 2002 Annual Meeting of Stockholders.

(i) The entire nominated board of directors was elected and the votes cast for or withheld with respect to the election of each director were as follows:

        Name                    No. of Votes Cast For    No. of Votes Withheld
        -------------------  -------------------------  -----------------------

        George S. Abrams               132,526,437                 679,143
        David R. Andelman              133,049,738                 155,842
        George H. Conrades             133,054,644                 150,936
        Philippe P. Dauman             133,043,484                 162,096
        William H. Gray III            133,047,121                 158,459
        Mel Karmazin                   131,122,855               2,082,725
        Jan Leschly                    133,053,378                 152,202
        David T. McLaughlin            133,051,958                 153,622
        Ken Miller                     132,530,057                 675,523
        Leslie Moonves                 133,054,161                 151,419
        Brent D. Redstone              132,743,019                 462,561
        Shari Redstone                 132,716,238                 489,342
        Sumner M. Redstone             130,629,900               2,575,680
        Frederic V. Salerno            133,048,958                 156,622
        William Schwartz               133,050,680                 154,900
        Ivan Seidenberg                133,053,430                 152,150
        Patty Stonesifer               133,053,248                 152,332
        Robert D. Walter               133,052,818                 152,762

(ii) The votes cast for, against or abstaining and the broker non-votes, with respect to the approval of the adoption of an amendment to the Viacom Inc. Restated Certificate of Incorporation to increase (a) the number of shares of Class A Common Stock authorized to be issued from 500 million to 750 million, and (b) the number of shares of Class B Common Stock authorized to be issued from 3 billion to 10 billion:

                                                        Abstentions and Broker
                  For:                   Against:             Non-Votes:
            129,155,892                  3,991,385            58,303


(iii) The votes cast for, against or abstaining, with respect to the approval of the appointment of PricewaterhouseCoopers LLP to serve as independent accountants for Viacom Inc. until the 2002 Annual Meeting of Stockholders:

                  For:                   Against:           Abstentions:
            132,831,310                  323,779              50,491


Item 6.       Exhibits and Reports on Form 8-K.

(a)      Exhibits.

           Exhibit                      Description of Document
           -------                      -----------------------
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

               (b) Agreement and Plan of Merger, dated as of October 30, 2000, among Viacom Inc., IBC Merger Corp. and Infinity Broadcasting Corporation (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Viacom Inc. filed on October 31, 2000) (File No. 1-9553).

         (3)        Articles of Incorporation and By-laws

               (a) Restated Certificate of Incorporation of Viacom Inc. effective May 4, 2000 (incorporated by reference to Exhibit
                    3.1 to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 333-88613), as amended by the Certificate of Amendment of Certificate of Incorporation of Viacom Inc. dated May 23, 2001, and the Certificate of Elimination of Series C Preferred Stock of Viacom Inc. dated May 23, 2001 (incorporated by reference to Exhibits 99.1 and 99.2, respectively, to the Current Report on Form 8-K of Viacom Inc. filed on May 30, 2001) (File No. 1-9553).

         Exhibit                  Description of Document
         -------                  -----------------------
           No.
           ---

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


(b)      Reports on Form 8-K.

         Current Report on Form 8-K of Viacom Inc filed on May 30, 2001, with respect to the filing by Viacom Inc. with the Secretary of State of Delaware of a Certificate of Amendment to its Restated Certificate of Incorporation and a Certificate of Elimination of Series C Preferred Stock of Viacom Inc.

         Current Report on Form 8-K of Viacom Inc. filed on June 1, 2001, with respect to the sale by Viacom Inc. of $1.4 billion of global debt securities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        VIACOM INC.
                                           -----------------------------------
                                                        (Registrant)



Date       August 14, 2001                 /s/ Richard Bressler
     ---------------------------------     -----------------------------------
                                           Richard Bressler
                                           Senior Executive Vice President and
                                           Chief Financial Officer

Date       August 14, 2001                 /s/ Susan C. Gordon
     ---------------------------------     -----------------------------------
                                           Susan C. Gordon
                                           Vice President, Controller,
                                           Chief Accounting Officer

                                  EXHIBIT INDEX

           Exhibit                        Description of Document
           -------                        -----------------------
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

               (b) Agreement and Plan of Merger, dated as of October 30, 2000, among Viacom Inc., IBC Merger Corp. and Infinity Broadcasting Corporation (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Viacom Inc. filed on October 31, 2000) (File No. 1-9553).

         (3)        Articles of Incorporation and By-laws

               (a) Restated Certificate of Incorporation of Viacom Inc. effective May 4, 2000 (incorporated by reference to Exhibit
                    3.1 to the Registration Statement on Form S-4 filed by Viacom Inc.) (File No. 333-88613), as amended by the Certificate of Amendment of Certificate of Incorporation of Viacom Inc. dated May 23, 2001, and the Certificate of Elimination of Series C Preferred Stock of Viacom Inc. dated May 23, 2001 (incorporated by reference to Exhibits 99.1 and 99.2, respectively, to the Current Report on Form 8-K of Viacom Inc. filed on May 30, 2001) (File No. 1-9553).

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