Form 10-Q
period 2001-09-30
VIACOM INC
filed 2001-11-14
CIK 813828

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2001

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

Number of shares of Common Stock Outstanding at October 31, 2001:

     Class A Common Stock, par value $.01 per share - 137,387,094

     Class B Common Stock, par value $.01 per share - 1,635,952,255

                                   VIACOM INC.
                               INDEX TO FORM 10-Q

                                                                                                                            Page

                              PART I - FINANCIAL INFORMATION

             Item 1.          Financial Statements.

                              Consolidated Statements of Operations (Unaudited) for the Three and Nine Months
                              ended September 30, 2001 and September 30, 2000                                                3

                              Consolidated Balance Sheets at September 30, 2001 (Unaudited) and
                              December 31, 2000                                                                              4

                              Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
                              ended September 30, 2001 and September 30, 2000                                                5

                              Notes to Consolidated Financial Statements (Unaudited)                                         6

             Item 2.          Management's Discussion and Analysis of Results of
                              Operations and Financial Condition.                                                           24

             Item 3.          Quantitative and Qualitative Disclosures about Market Risk.                                   39


                              PART II - OTHER INFORMATION

             Item 1.          Legal Proceedings.                                                                            40

             Item 6.          Exhibits and Reports on Form 8-K.                                                             40

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                          VIACOM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
               (Unaudited; in millions, except per share amounts)



                                                                          Three Months Ended              Nine Months Ended
                                                                            September 30,                   September 30,
                                                                    ------------------------------- -------------------------------
                                                                         2001            2000            2001            2000
       ============================================================================================================================
       Revenues                                                       $  5,713.8       $  5,810.8      $17,182.9       $ 13,687.5
       ----------------------------------------------------------------------------------------------------------------------------
       Expenses:
           Operating                                                     3,574.6          3,201.3       10,167.8          8,022.4
           Selling, general and administrative                           1,162.3          1,169.3        3,527.6          2,784.0
           Merger-related charges                                           --               --             --              698.5
           Depreciation and amortization                                   783.2            680.3        2,304.3          1,460.5
       ----------------------------------------------------------------------------------------------------------------------------
                  Total expenses                                         5,520.1          5,050.9       15,999.7         12,965.4
       ----------------------------------------------------------------------------------------------------------------------------

       Operating income                                                    193.7            759.9        1,183.2            722.1

           Interest expense                                               (226.5)          (245.0)        (746.6)          (560.9)
           Interest income                                                   6.5             13.3           25.9             36.7
           Other items, net                                                (28.3)              .5          (36.1)           (14.5)
       ----------------------------------------------------------------------------------------------------------------------------
       Earnings (loss) before income taxes                                 (54.6)           528.7          426.4            183.4

           Provision for income taxes                                     (169.4)          (424.2)        (607.6)          (470.2)
           Equity in loss of affiliated companies, net of tax               (7.7)           (44.0)         (41.9)           (71.4)
           Minority interest, net of tax                                    41.3            (27.1)          42.1            (36.0)
       ----------------------------------------------------------------------------------------------------------------------------

       Net earnings (loss) before cumulative effect of change in
            accounting principle                                          (190.4)            33.4         (181.0)          (394.2)

           Cumulative effect of change in accounting principle,
             net of tax                                                       --               --           --             (452.3)
       ----------------------------------------------------------------------------------------------------------------------------
       Net earnings (loss)                                            $   (190.4)      $     33.4     $   (181.0)      $   (846.5)
       ----------------------------------------------------------------------------------------------------------------------------


       Basic and diluted earnings (loss) per common share:
           Net earnings (loss) before cumulative effect of change
             in accounting principle                                  $     (.11)      $      .02     $     (.11)      $     (.35)
           Net earnings (loss)                                        $     (.11)      $      .02     $     (.11)      $     (.75)
       ----------------------------------------------------------------------------------------------------------------------------

       Weighted average number of common shares:
           Basic                                                         1,768.0          1,503.7        1,722.2          1,133.7
           Diluted                                                       1,768.0          1,544.5        1,722.2          1,133.7
       ----------------------------------------------------------------------------------------------------------------------------




                 See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                     (In millions, except per share amounts)

                                                                                       At September 30,      At December 31,
                                                                                             2001                  2000
    ============================================================================================================================
    ASSETS                                                                               (Unaudited)
    Current Assets:
         Cash and cash equivalents                                                       $    525.3             $    934.5
         Receivables, less allowances of $259.2 (2001) and $246.2 (2000)                    3,843.3                3,964.1
         Inventory (Note 5)                                                                 1,500.2                1,402.0
         Other current assets                                                               1,206.9                1,531.8
    ----------------------------------------------------------------------------------------------------------------------------
               Total current assets                                                         7,075.7                7,832.4
    ----------------------------------------------------------------------------------------------------------------------------

    Property and equipment:
         Land                                                                                 755.7                  713.8
         Buildings                                                                          1,081.1                  837.1
         Capital leases                                                                       809.0                  852.5
         Advertising structures                                                             2,066.8                2,076.5
         Equipment and other                                                                4,590.7                4,505.8
    ----------------------------------------------------------------------------------------------------------------------------
                                                                                            9,303.3                8,985.7
         Less accumulated depreciation and amortization                                     2,857.6                2,383.9
    ----------------------------------------------------------------------------------------------------------------------------
           Net property and equipment                                                       6,445.7                6,601.8
    ----------------------------------------------------------------------------------------------------------------------------

    Inventory (Note 5)                                                                      3,641.6                3,632.9
    Intangibles, at amortized cost                                                         71,313.8               62,004.1
    Other assets                                                                            3,105.9                2,574.9
    ----------------------------------------------------------------------------------------------------------------------------
         Total Assets                                                                    $ 91,582.7             $ 82,646.1
    ============================================================================================================================

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
         Accounts payable                                                                $    980.6             $  1,261.1
         Accrued expenses and other                                                         4,073.4                4,343.1
         Accrued participations                                                             1,344.4                1,220.3
         Program rights                                                                       978.0                  709.8
         Current portion of long-term debt (Note 7)                                           266.4                  223.9
    ----------------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                                    7,642.8                7,758.2
    ----------------------------------------------------------------------------------------------------------------------------

    Long-term debt (Note 7)                                                                11,725.0               12,473.8
    Other liabilities                                                                       8,182.9                7,407.0

    Commitments and contingencies (Note 9)

    Minority interest                                                                       1,208.5                7,040.2

    Stockholders' Equity:
         Class A Common Stock, par value $.01 per share; 750.0 shares
           authorized; 138.8 (2001) and 138.9 (2000) shares issued                              1.4                    1.4
         Class B Common Stock, par value $.01 per share; 10,000.0 shares
           authorized; 1,694.6 (2001) and 1,454.7 (2000) shares issued                         17.0                   14.5
         Additional paid-in capital                                                        64,817.2               50,729.9
         Retained earnings                                                                  1,250.8                1,431.8
         Accumulated other comprehensive loss (Note 1)                                       (193.0)                (152.5)
    ----------------------------------------------------------------------------------------------------------------------------
                                                                                           65,893.4               52,025.1
         Less treasury stock, at cost; 1.4 (2001 and 2000) Class A shares and
           70.8 (2001) and 96.3 (2000) Class B shares                                       3,069.9                4,058.2
    ----------------------------------------------------------------------------------------------------------------------------
               Total Stockholders' Equity                                                  62,823.5               47,966.9
    ----------------------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                                      $ 91,582.7             $ 82,646.1
    ============================================================================================================================

                See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (Unaudited; in millions)

  Nine Months ended September 30,                                                               2001             2000
  =========================================================================================================================
  Operating Activities:
  Net loss                                                                                  $   (181.0)       $   (846.5)
  Adjustments to reconcile net loss to net cash flow from operating activities:
       Inventory and merger-related charges                                                      352.7             698.5
       Cumulative effect of change in accounting principle                                        --               753.9
       Depreciation and amortization                                                           2,304.3           1,460.5
       Distribution from affiliated companies                                                     46.3              32.4
       Equity in loss of affiliated companies                                                     41.9              71.4
       Minority interest                                                                         (42.1)             36.0
       Change in operating assets and liabilities, net of effects of acquisitions               (576.6)         (1,061.3)
  -------------------------------------------------------------------------------------------------------------------------
  Net cash flow provided by operating activities                                               1,945.5           1,144.9
  -------------------------------------------------------------------------------------------------------------------------

  Investing Activities:
       Acquisitions, net of cash acquired                                                       (770.5)         (1,851.3)
       Capital expenditures                                                                     (329.5)           (422.1)
       Investments in and advances to affiliated companies                                       (54.6)           (125.2)
       Proceeds from dispositions                                                                235.3              --
       Proceeds from sales of short-term investments                                              53.8             280.7
       Purchases of short-term investments                                                       (13.8)            (83.4)
       Other, net                                                                                  0.1               2.7
  -------------------------------------------------------------------------------------------------------------------------
  Net cash flow used for investing activities                                                   (879.2)         (2,198.6)
  -------------------------------------------------------------------------------------------------------------------------

  Financing Activities:
      (Repayments to) borrowings from banks, including commercial paper, net                  (3,620.6)          1,526.1
       Proceeds from senior notes and debentures                                               3,378.1           1,635.6
       Purchase of treasury stock                                                               (829.2)         (1,588.6)
       Repayment of notes and debentures                                                        (459.9)           (184.7)
       Proceeds from exercise of stock options                                                   158.5             162.5
       Payment of capital lease obligations                                                     (100.9)           (102.0)
       Purchase of treasury stock by subsidiary                                                   --               (82.8)
       Other, net                                                                                 (1.5)              (.5)
  -------------------------------------------------------------------------------------------------------------------------
  Net cash flow (used for) provided by financing activities                                   (1,475.5)          1,365.6
  -------------------------------------------------------------------------------------------------------------------------

       Net increase (decrease) in cash and cash equivalents                                     (409.2)            311.9
       Cash and cash equivalents at beginning of the period                                      934.5             680.8
  -------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                                $    525.3        $    992.7
  -------------------------------------------------------------------------------------------------------------------------

  Supplemental disclosure of cash flow information
  Non-cash investing and financing activities:
       Fair value of assets acquired                                                        $ 11,073.4         $61,553.6
       Fair value of liabilities assumed                                                        (325.8)        (20,733.4)
       Acquisition of minority interest                                                        5,749.4              --
       Cash paid, net of cash acquired                                                          (770.5)         (1,851.3)
  -------------------------------------------------------------------------------------------------------------------------
       Impact on Stockholders' Equity                                                       $ 15,726.5         $38,968.9
  -------------------------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

                          VIACOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION

Viacom Inc. ("Viacom" or the "Company") is a diversified company with operations in six segments: (i) Cable Networks, (ii) Television, (iii) Infinity, (iv) Entertainment, (v) Video and (vi) Publishing (See Note 11). On May 4, 2000, CBS Corporation ("CBS") merged with and into the Company and effective from this date, CBS' results of operations are included in the Company's consolidated results of operations.

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

Net Earnings (Loss) per Common Share--Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options only in the periods in which such effect would have been dilutive. For the three and nine months ended September 30, 2001 and the nine months ended September 30, 2000, incremental shares of 26.0 million,
29.8 million and 29.2 million, respectively, for the assumed exercise of stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS:

                                                                    Three months ended         Nine months ended
                                                                     September 30,               September 30,
                                                               -------------------------------------------------------
                                                                    2001          2000          2001         2000
         -------------------------------------------------------------------------------------------------------------
         Weighted average shares for basic EPS                      1,768.0     1,503.7       1,722.2      1,133.7
         Incremental shares for stock options                          --          40.8        --              --
         -------------------------------------------------------------------------------------------------------------
         Weighted average shares for diluted EPS                    1,768.0     1,544.5       1,722.2      1,133.7
         -------------------------------------------------------------------------------------------------------------

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

                                                                        Three months ended             Nine months ended
                                                                           September 30,                 September 30,
-------------------------------------------------------------------------------------------------------------------------------
                                                                         2001           2000           2001           2000
-------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                    $ (190.4)     $     33.4    $  (181.0)      $  (846.5)
Other comprehensive income (loss):
   Unrealized losses on securities, net of tax                             (6.9)          (21.3)       (23.0)          (32.6)
   Cumulative translation adjustments                                      23.5           (27.1)       (12.7)          (62.9)
   Change in fair value of cash flow hedges, net of tax                    (3.8)           --           (4.8)           --
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                     $ (177.6)     $    (15.0)   $  (221.5)      $  (942.0)
-------------------------------------------------------------------------------------------------------------------------------

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

The Company is exposed to fluctuations in foreign currency exchange rates and interest rates. To manage foreign currency and interest rate exposures, the Company may use derivative instruments, including forward contracts and interest rate swaps. Derivative instruments used by the Company in its hedging activities are not used for speculative trading purposes. The Company designates forward contracts used to hedge future production costs as cash flow hedges. Additionally, the Company designates interest rate swaps, which effectively convert variable interest payments on commercial paper to a fixed rate, as cash flow hedges. The effective portion of the change in fair value of cash flow hedges are reported in other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. The ineffective portion included in earnings was not material.

Recent Pronouncements- In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), effective for fiscal years beginning after December 15, 2001 and replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 establishes an accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and replaces the provisions of APB Opinion No. 30 for the disposal of segments of a business. The adoption of SFAS 144 will not have a material effect on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for such transactions. SFAS 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized to

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

earnings, but should instead be tested for impairment annually. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment. The Company is required to implement SFAS 142 on January 1, 2002 and amortization of goodwill, and intangible assets with indefinite lives, ceases upon adoption of this statement. The Company has not yet determined the impact that this statement will have on its consolidated financial position or results of operations.

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

The unaudited condensed pro forma results of operations data presented below assumes the above acquisitions, as well as the Viacom/CBS merger, the acquisition of the remaining 50% interest of United Paramount Network ("UPN") and the completion of acquisitions and divestitures of radio, outdoor and cable properties had occurred January 1, 2000. Pro forma results are also adjusted to exclude the third quarter 2001 Blockbuster charge of $356 million, the second quarter 2000 non-cash merger-related charges of $698 million and transactions with divested investments. Pro forma results also reflect the deconsolidation of iWon.com, which was previously a minority-owned, consolidated subsidiary, as if it had occurred on January 1, 2000. The unaudited condensed pro forma results of operations were prepared based upon the historical consolidated results of operations of the Company and of each of the acquired companies.

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

       Pro Forma Results of Operations Data (unaudited)
       --------------------------------------------------------------------------------------------------------
       Nine months ended September 30,                                              2001             2000
       --------------------------------------------------------------------------------------------------------
       Revenues                                                                $  17,167.4      $  16,797.4
       Net loss before cumulative effect of change in
           accounting principle                                                 $    (12.4)     $    (221.2)
       Net loss                                                                 $    (12.4)     $    (671.5)
       Basic and diluted loss per common share:
           Net loss before cumulative effect of change in
              accounting principle                                              $     (.01)     $     (.12)
           Net loss                                                             $     (.01)     $     (.38)
       --------------------------------------------------------------------------------------------------------

The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the above events been consummated on January 1, 2000. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

3) BLOCKBUSTER SPECIAL ITEM CHARGES

During the third quarter of 2001, Blockbuster executed a strategic re-merchandising plan to allow for an expansion of store space for DVD and other strategic product offerings. Blockbuster initiated this plan with the goal of optimizing its stores' revenues and gross profit based on an evaluation of its product mix and product offerings. This evaluation also included analyses of industry trends and projections, such as the accelerated consumer acceptance of the DVD format. In addition, Blockbuster's DVD rental revenues have increased as a percentage of rental revenues from approximately 7.3% for the three months ended September 30, 2000 to approximately 19.8% for the three months ended September 30, 2001. In connection with its plan, Blockbuster eliminated approximately 25% of its rental VHS library, certain VHS merchandise inventory primarily located in its distribution center, and certain games from its rental library, and reorganized its marketing and new media functions. The cost of the eliminated inventory, net of any estimated proceeds, resulted in non-cash charges of approximately $209.8 million to operating expenses in the Company's consolidated statement of operations. Blockbuster also recorded a charge of approximately $13.2 million in selling, general and administrative expenses, primarily related to employee, labor and supply and disposal costs to execute the plan. Additionally, $2.6 million was charged to depreciation expense and $1.1 million was charged to equity in loss of affiliated companies. Blockbuster anticipates that this plan will be completed by the end of 2001 through the destruction or sale of the identified items.

Also, during the third quarter of 2001, Blockbuster recorded approximately $28 million in selling, general and administrative expenses related to two outstanding lawsuits.

The amounts described above, along with the $102 million recorded as the change in accounting estimates for videocassette inventory, represent the previously announced third quarter 2001 Blockbuster charge of approximately $356 million.

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

4) CHANGE IN ACCOUNTING ESTIMATES FOR RENTAL INVENTORY

Effective July 1, 2001, Blockbuster changed its accounting estimates related to rental inventory, including residual values and useful lives, given its strategic re-merchandising plan as discussed in Note 3. The residual value of VHS rental inventories was reduced from $4 per unit to $2 per unit, and the residual value of game rental inventories was reduced from $10 per unit to $5 per unit. In addition, Blockbuster reduced its estimate of the useful life of its base stock VHS rental inventories from 36 months to nine months. These changes in estimate reflect the impact of changes in the rental business, such as an increase in DVD rental revenues, a decrease in VHS rental revenues and trends affecting games, which have led to a reduction in the average selling value of Blockbuster's previously rented VHS and game products and a reduction in the average life of VHS rental products. As a result of these changes in estimate, the Company's operating expenses were $102 million higher and net loss was higher by $55 million, or an increase in loss per share of $.03, than it would have been under the previous method for both the third quarter and nine months ended September 30, 2001.

5) INVENTORY

  ------------------------------------------------------------------------------------------------------------------------
                                                                      At September 30, 2001       At December 31, 2000
  ------------------------------------------------------------------------------------------------------------------------
   Theatrical and television inventory:
      Theatrical:
         Released (including acquired film libraries)                      $   405.7                    $     365.6
         Completed, not released                                                 4.5                           49.5
         In process and other                                                  476.4                          276.6
      Television:
         Released (including acquired film libraries)                          911.9                          881.9
         In process and other                                                  180.3                          151.5
      Program rights                                                         2,405.9                        2,163.4
  ------------------------------------------------------------------------------------------------------------------------
                                                                             4,384.7                        3,888.5
      Less current portion                                                   1,102.0                          985.9
  ------------------------------------------------------------------------------------------------------------------------
                                                                             3,282.7                        2,902.6
  ------------------------------------------------------------------------------------------------------------------------
   Merchandise inventory, including sell-through inventory                     293.8                          309.9
   Rental inventory                                                            281.1                          631.6
   Publishing, primarily finished goods                                         72.3                           67.9
   Other                                                                       109.9                          137.0
  ------------------------------------------------------------------------------------------------------------------------
                                                                               757.1                        1,146.4
      Less current portion                                                     398.2                          416.1
  ------------------------------------------------------------------------------------------------------------------------
                                                                               358.9                          730.3
  ------------------------------------------------------------------------------------------------------------------------

   Total Current Inventory                                                 $ 1,500.2                    $   1,402.0
  ------------------------------------------------------------------------------------------------------------------------
   Total Non-Current Inventory                                             $ 3,641.6                    $   3,632.9
  ------------------------------------------------------------------------------------------------------------------------

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

6) MERGER-RELATED CHARGES

In connection with the integration of Viacom and CBS and the acquisition of UPN, the Company recorded merger-related charges of $698 million in the second quarter of 2000. These amounts included non-cash charges of $415 million principally attributable to compensation for stock options and $283 million of accrued liabilities for severance, transaction fees and integration costs. As of September 30, 2001, the Company had paid and charged approximately $104 million for severance liabilities, $27 million for transaction fees and $57 million related to integration costs.

7) LONG-TERM DEBT

The following table sets forth the Company's long-term debt, net of current portion:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                 At September 30,        At December 31,
                                                                                       2001                    2000
-----------------------------------------------------------------------------------------------------------------------------

Notes payable to banks (including commercial paper)                               $     2,135.4           $    5,735.5
Senior debt (6.40% - 10.50% due 2002-2051)                                              8,885.1                5,662.7
Senior subordinated debt (8.875% - 9.375% due 2006-2007)                                  458.0                  664.4
Subordinated debt (11.375% due 2009)                                                       20.0                   39.4
Other notes                                                                                18.8                   43.5
Obligations under capital leases                                                          474.1                  552.2
-----------------------------------------------------------------------------------------------------------------------------
     Total Debt                                                                        11,991.4               12,697.7
       Less current portion                                                               266.4                  223.9
-----------------------------------------------------------------------------------------------------------------------------
     Total Long-Term Debt                                                         $    11,725.0           $   12,473.8
-----------------------------------------------------------------------------------------------------------------------------


On January 9, 2001, the Company issued under Rule 144A, $400 million of 6.40% unsecured senior notes due January 30, 2006, $500 million of 7.70% unsecured senior notes due July 30, 2010, and $750 million of 7.875% unsecured senior debentures due July 30, 2030; interest on the senior notes and debentures will be payable semi-annually. Proceeds from the debt issuance were used to repay bank debt, including commercial paper. During March and September 2001, these notes and debentures were exchanged for registered notes and debentures. The unsecured senior debentures and the unsecured senior notes due July 30, 2010, are redeemable at any time by the Company at their principal amount plus the applicable premium and accrued interest.

On February 1, 2001, the Company redeemed all $60.3 million outstanding of Infinity's 9% senior subordinated notes due 2006 at a redemption price equal to 104.5% of the principal amount.

In March 2001, the Company cancelled its credit agreements other than its Infinity $1.45 billion facility and the Blockbuster Credit Agreement, and entered into two new credit facilities. These two new facilities total $3.5 billion and are comprised of a $1.5 billion 5-year revolving credit facility and a $2.0 billion 364-day revolving credit facility. The Company also amended and restated the Infinity $1.45 billion facility; the terms and conditions were substantially conformed to the new $1.5 billion 5-year revolving credit facility and the Company was designated as the borrower. The primary purpose of the facilities is to support commercial paper borrowings. The Company, at its option, may borrow in certain foreign currencies up to specified limits under the new $1.5 billion 5-year revolving credit facility. Borrowing rates under the facilities are determined at the time of each borrowing and are based generally on LIBOR plus a margin based on the Company's senior unsecured debt rating. At September 30, 2001, LIBOR for borrowing periods of one month and two months were 2.63% and 2.59%, respectively.

The new and amended facilities contain certain covenants which, among other things, require that the Company maintain a minimum interest coverage ratio. At September 30, 2001, the Company was in compliance with the financial covenants.

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

On May 17, 2001, the Company issued under Rule 144A an additional $400 million of 6.40% unsecured senior notes due January 30, 2006 and $1.0 billion of 6.625% senior notes due May 15, 2011; interest on the senior notes will be payable semi-annually. Proceeds from the sale of securities were used to repay existing short-term debt, including commercial paper. During September 2001, these notes were exchanged for registered notes. The notes due May 15, 2011 are redeemable at any time by the Company at their principal amount plus the applicable premium and accrued interest.

On June 29, 2001, the Company issued $335 million of 7.25% senior notes due June 30, 2051; interest on the senior notes will be payable quarterly. Proceeds from the debt issuance were used to repay existing short-term debt, including commercial paper. The senior notes are redeemable at any time by the Company after June 30, 2006 at their principal amount plus accrued interest.

At September 30, 2001, the Company had borrowings under its commercial paper program of approximately $1.1 billion. Borrowings under the program have maturities of less than a year and are supported by unused committed bank facilities.

8) STOCK REPURCHASE

For the nine months ended September 30, 2001, the Company repurchased approximately 18.1 million shares of the Company's Class B Common Stock for approximately $779.2 million under its stock repurchase programs, of which $347 million was spent in the third quarter for 9.6 million shares.

9) COMMITMENTS AND CONTINGENCIES

The commitments of the Company for program license fees, estimated to aggregate approximately $15.1 billion, are not reflected in the balance sheet as of September 30, 2001. These commitments include approximately $10.6 billion for the acquisition of sports programming rights. A majority of such fees are payable over several years, as part of normal programming expenditures.

The Company, Blockbuster and Paramount Home Entertainment are among the defendants in a lawsuit filed on July 21, 1999 in the United States District Court for the Western District of Texas by one former and three present independent video retailers against the major motion picture studios and the Company. The plaintiffs, purporting to act as class representatives on behalf of themselves and all others similarly situated, alleged that the Company and the studios conspired among themselves and with Blockbuster to restrain competition in the nationwide market for distribution of videocassettes for rental to the public in violation of federal and California law. Plaintiffs sought injunctive relief under federal law as well as triple the amount of the alleged actual damages to themselves and those similarly situated under California statutes. In January 2001, plaintiffs moved to withdraw their California state law claims from the federal lawsuit in Texas and filed a substantially similar complaint with approximately 200 additional named plaintiffs in Superior Court for the County of Los

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

Angeles. This complaint also sought certification of a nationwide class of similarly situated plaintiffs. In March 2001, the Texas court denied the plaintiffs' motion for class certification of both the federal and the California state law claims in the federal action and denied the plaintiffs' motion to withdraw their California state law claims from that action. The Company believes that the plaintiffs' position in these litigations is without merit and intends to defend itself vigorously in the litigations.

The Company is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain products supplied by previously divested industrial business, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants in state and federal courts. The Company was neither a manufacturer nor a producer of asbestos. As of September 30, 2001, the Company had pending approximately 129,910 asbestos cases, excluding cases in various stages of settlement. The Company has brought suit against certain of its insurance carriers with respect to asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers that have agreed to the settlement are now reimbursing the Company for a substantial portion of its current costs and settlement associated with asbestos claims. The Company believes that it has meritorious defenses to asbestos matters, that where appropriate it has adequately provided for resolution of matters and that any ultimate liability resulting from asbestos matters is not likely to have a material adverse effect on its results of operations, financial position or cash flows.

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

10) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The reported estimated annual effective tax rates of 97.8% for 2001, excluding the 2001 Blockbuster charges of $356 million, and 76.7% for 2000, excluding the 2000 merger-related charges of $698 million, were adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes. The third quarter and year to date income tax expense for 2001 includes a $135 million benefit recognized on the $356 million pretax Blockbuster charge. Income tax expense for the three months ending September 30, 2001 also includes a tax benefit of $59 million recognized to record the excess of tax bases over the historical financial statement value that is expected to be realized in the near-term. Excluding the non-deductible amortization of intangibles and the charges, the estimated annual effective tax rates would have been 39.1% for 2001 and 38.8% for 2000.

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

11) REPORTABLE SEGMENTS

The following tables set forth the Company's financial performance by reportable operating segment. Effective January 1, 2001, the Company operates its online business under the Cable Networks and Television segments and accordingly, now presents its online business as part of these respective segments. Prior period information has been reclassified to conform to the new structure. Intersegment revenues are recorded at fair market value as if the sales were to third parties and are eliminated in consolidation. Entertainment's revenues include intercompany revenues of $93.7 million and $84.5 million for the three months ended September 30, 2001 and September 30, 2000, respectively, and $300.8 million and $253.8 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. Residual costs of discontinued businesses primarily include pension and postretirement benefit costs for benefit plans retained by CBS for previously divested industrial businesses.

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

                                                    Three Months Ended September 30,          Nine Months Ended September 30,
                                                    --------------------------------          -------------------------------
                                                        2001                 2000                 2001                   2000
  -------------------------------------------------------------------------------------------------------------------------------
  Revenues:
  Cable Networks                                     $  1,096.6            $ 1,021.2        $    3,141.0         $  2,753.5
  Television                                            1,585.2              1,712.8             5,242.4            3,466.6
  Infinity                                                910.3              1,025.8             2,731.3            1,698.4
  Entertainment                                           796.8                786.3             2,164.8            2,057.6
  Video                                                 1,264.7              1,193.8             3,798.6            3,619.3
  Publishing                                              183.6                167.0               454.9              413.0
  Intercompany eliminations                              (123.4)               (96.1)             (350.1)            (320.9)
  -------------------------------------------------------------------------------------------------------------------------------
      Total Revenues                                 $  5,713.8          $   5,810.8        $   17,182.9         $ 13,687.5
  -------------------------------------------------------------------------------------------------------------------------------

  EBITDA:
  Cable Networks                                     $    470.2          $     400.8        $    1,218.3         $    922.5
  Television                                              282.6                341.1               958.1              622.9
  Infinity                                                373.1                468.3             1,132.6              792.4
  Entertainment                                            92.8                174.9               288.6              344.0
  Video                                                  (210.4)               119.1                68.5              382.6
  Publishing                                               22.4                 27.6                33.8               34.4
  -------------------------------------------------------------------------------------------------------------------------------
      Segment total                                     1,030.7              1,531.8             3,699.9            3,098.8
  Reconciliation to Operating Income :
      Corporate expenses/eliminations                     (32.8)               (62.6)             (149.6)            (868.6)
      Residual costs of discontinued                      (21.0)               (29.0)              (62.8)             (47.6)
         operations
      Depreciation and amortization                      (783.2)              (680.3)           (2,304.3)          (1,460.5)
  -------------------------------------------------------------------------------------------------------------------------------
         Total Operating Income                      $    193.7          $     759.9        $    1,183.2         $    722.1
  ---------------------------------------------- --------------------- ------------------ -------------------- ------------------

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                      At September 30,       At December 31,
                                                                           2001                    2000
     -----------------------------------------------------------------------------------------------------------
     Total Assets:
     Cable Networks                                                   $  11,302.2           $     8,077.7
     Television                                                          25,544.4                25,417.9
     Infinity                                                            40,340.8                33,689.7
     Entertainment                                                        4,874.0                 4,853.9
     Video                                                                7,588.4                 8,385.1
     Publishing                                                             988.2                   954.1
     -----------------------------------------------------------------------------------------------------------
         Segment total                                                   90,638.0                81,378.4
     Corporate/eliminations                                                 944.7                 1,267.7
     -----------------------------------------------------------------------------------------------------------
         Total Assets                                                 $  91,582.7           $    82,646.1
     -----------------------------------------------------------------------------------------------------------

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

                                                                    Three Months Ended September 30, 2001
                                                  ---------------------------------------------------------------------------------
                                                                                        Non-                            Viacom
                                                        Viacom       Viacom          Guarantor                           Inc.
                                                         Inc.     International      Affiliates     Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Revenues                                             $  65.9        $  652.9        $   5,021.4      $   (26.4)       $   5,713.8
-----------------------------------------------------------------------------------------------------------------------------------

Expenses:
    Operating                                           33.6           195.3            3,375.1          (29.4)           3,574.6
    Selling, general and administrative                 31.3           172.8              958.2            --             1,162.3
    Depreciation and amortization                        4.2           138.8              640.2            --               783.2
-----------------------------------------------------------------------------------------------------------------------------------
       Total expenses                                   69.1           506.9            4,973.5          (29.4)           5,520.1
-----------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                 (3.2)          146.0               47.9            3.0              193.7

Other income (expense):
    Interest income (expense), net                    (172.5)           (1.4)             (46.1)           --              (220.0)
    Other items, net                                    (5.3)          (13.6)              (9.4)           --               (28.3)
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                   (181.0)          131.0               (7.6)           3.0              (54.6)

    Benefit (provision) for income taxes               (55.5)          (59.1)             (54.8)           --              (169.4)
    Equity in earnings (loss) of affiliated
       companies, net of tax                            46.1           (95.4)             (20.0)          61.6               (7.7)
    Minority interest, net of tax                        --              2.2               39.1            --                41.3
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                           $ (190.4)        $  (21.3)       $     (43.3)     $    64.6        $    (190.4)
-----------------------------------------------------------------------------------------------------------------------------------

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                    Nine Months Ended September 30, 2001
                                                  ---------------------------------------------------------------------------------
                                                                                        Non-                            Viacom
                                                        Viacom       Viacom          Guarantor                           Inc.
                                                         Inc.     International      Affiliates     Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Revenues                                           $   225.6       $1,832.1       $ 15,167.9        $   (42.7)        $17,182.9
-----------------------------------------------------------------------------------------------------------------------------------

Expenses:
    Operating                                           99.9          592.9           9,511.7           (36.7)         10,167.8
    Selling, general and administrative                 98.3          533.4           2,895.9              --           3,527.6
    Depreciation and amortization                       12.2          232.7           2,059.4              --           2,304.3
-----------------------------------------------------------------------------------------------------------------------------------
       Total expenses                                  210.4        1,359.0          14,467.0           (36.7)         15,999.7
-----------------------------------------------------------------------------------------------------------------------------------

Operating income                                        15.2          473.1             700.9            (6.0)          1,183.2

Other income (expense):
    Interest income (expense), net                    (533.4)         (26.3)           (161.0)              --           (720.7)
    Other items, net                                   (10.6)          (2.6)            (22.9)              --            (36.1)
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                   (528.8)         444.2             517.0            (6.0)            426.4

    Benefit (provision) for income taxes               213.6         (198.1)           (623.1)              --           (607.6)
    Equity in earnings (loss) of affiliated
      companies, net of tax                            134.2           26.5             (56.8)         (145.8)            (41.9)
    Minority interest, net of tax                       --              7.4              34.7               --             42.1
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                $  (181.0)      $  280.0          $ (128.2)      $  (151.8)        $  (181.0)
-----------------------------------------------------------------------------------------------------------------------------------

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                    Three Months Ended September 30, 2000
                                                  ---------------------------------------------------------------------------------
                                                                                        Non-                            Viacom
                                                        Viacom       Viacom          Guarantor                           Inc.
                                                         Inc.     International      Affiliates     Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Revenues                                            $   8.1        $  609.3          $5,198.0       $     (4.6)       $ 5,810.8
-----------------------------------------------------------------------------------------------------------------------------------

Expenses:
    Operating                                           7.5           184.0           3,012.4             (2.6)         3,201.3
    Selling, general and administrative                 (.1)          192.8             976.6              --           1,169.3
    Depreciation and amortization                        .9            31.1             648.3              --             680.3
-----------------------------------------------------------------------------------------------------------------------------------
       Total expenses                                   8.3           407.9           4,637.3             (2.6)         5,050.9
-----------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                 (.2)          201.4             560.7             (2.0)          759.9

Other income (expense):
    Interest income (expense), net                   (146.4)           16.9            (102.2)             --           (231.7)
    Other items, net                                   (6.3)           13.9              (7.1)             --               .5
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                  (152.9)          232.2             451.4             (2.0)          528.7

    Benefit (provision) for income taxes               61.2            10.5            (495.9)             --           (424.2)
    Equity in earnings (loss) of affiliated
      companies, net of tax                           125.1          (120.0)            (52.3)             3.2           (44.0)
    Minority interest, net of tax                       --              2.4             (29.5)             --            (27.1)
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                $   33.4        $  125.1          $ (126.3)      $      1.2        $   33.4
-----------------------------------------------------------------------------------------------------------------------------------

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                     Nine Months Ended September 30, 2000
                                                   --------------------------------------------------------------------------------
                                                                                        Non-                            Viacom
                                                        Viacom       Viacom          Guarantor                            Inc.
                                                         Inc.     International      Affiliates     Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Revenues                                            $    28.0      $1,745.4          $11,984.3      $   (70.2)        $13,687.5
-----------------------------------------------------------------------------------------------------------------------------------

Expenses:
    Operating                                            25.7         571.1           7,459.5           (33.9)          8,022.4
    Selling, general and administrative                   1.9         636.3           2,145.8              --           2,784.0
    Merger-related charges                                --          650.0              48.5              --             698.5
    Depreciation and amortization                         2.5         101.6           1,356.4              --           1,460.5
-----------------------------------------------------------------------------------------------------------------------------------
       Total expenses                                    30.1       1,959.0          11,010.2           (33.9)         12,965.4
-----------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                  (2.1)       (213.6)            974.1           (36.3)           722.1

Other income (expense):
    Interest income (expense), net                     (354.5)         45.1            (214.8)             --           (524.2)
    Other items, net                                    (21.9)         23.2             (15.8)             --            (14.5)
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                    (378.5)       (145.3)            743.5           (36.3)           183.4

    Benefit (provision) for income taxes                151.5          63.1            (684.8)             --           (470.2)
    Equity in loss of affiliated
      companies, net of tax                            (619.5)       (545.4)            (99.1)        1,192.6            (71.4)
    Minority interest, net of tax                         --            8.1             (44.1)             --            (36.0)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss before cumulative effect of change in
      accounting principle                             (846.5)       (619.5)            (84.5)        1,156.3           (394.2)
    Cumulative effect of change in accounting
      principle, net of tax                               --            --             (452.3)             --           (452.3)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                            $  (846.5)     $ (619.5)         $ (536.8)      $ 1,156.3         $ (846.5)
-----------------------------------------------------------------------------------------------------------------------------------

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                             At September 30, 2001
                                            --------------------------------------------------------------------------------------
                                                                                     Non-
                                                Viacom            Viacom           Guarantor                          Viacom Inc.
                                                 Inc.          International      Affiliates        Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                     $     123.9        $   124.2         $     277.2      $      --         $     525.3
Receivables, net                                     61.3            431.4             3,597.8           (247.2)          3,843.3
Inventory                                            14.1            263.6             1,222.5             --             1,500.2
Other current assets                                 56.7            432.2               771.8            (53.8)          1,206.9
----------------------------------------------------------------------------------------------------------------------------------
         Total current assets                       256.0          1,251.4             5,869.3           (301.0)          7,075.7
----------------------------------------------------------------------------------------------------------------------------------

Property and equipment                              114.9            997.4             8,191.0             --             9,303.3
      Less accumulated depreciation and
         amortization                                32.1            321.1             2,504.4             --             2,857.6
----------------------------------------------------------------------------------------------------------------------------------
        Net property and equipment                   82.8            676.3             5,686.6             --             6,445.7
----------------------------------------------------------------------------------------------------------------------------------

Inventory                                            11.1            547.0             3,111.7            (28.2)          3,641.6
Intangibles, at amortized cost                      259.7            106.2            70,947.9             --            71,313.8
Investments in consolidated subsidiaries         65,695.1         14,690.9                --          (80,386.0)             --
Other assets                                        207.7          1,068.9             1,953.9           (124.6)          3,105.9
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                  $  66,512.4        $18,340.7         $  87,569.4      $ (80,839.8)      $  91,582.7
----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Accounts payable                              $      --          $    29.9         $   1,009.6      $     (58.9)      $     980.6
Accrued expenses and other                          238.3          1,272.4             3,787.1           (246.4)          5,051.4
Accrued participations                               --              --                1,375.9            (31.5)          1,344.4
Current portion of long-term debt                    --               12.7               253.7             --               266.4
----------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                    238.3          1,315.0             6,426.3           (336.8)          7,642.8
----------------------------------------------------------------------------------------------------------------------------------

Long-term debt                                    9,464.4            718.3             1,914.0           (371.7)         11,725.0
Other liabilities                               (10,301.1)         4,066.1            10,125.0          4,292.9           8,182.9
Minority interest                                    --              153.6             1,054.9             --             1,208.5

Stockholders' Equity:
     Preferred Stock                                 --              106.1                20.4           (126.5)             --
     Common Stock                                    18.4            188.5               725.3           (913.8)             18.4
     Additional paid-in capital                  64,817.2          6,538.9            68,168.3        (74,707.2)         64,817.2
     Retained earnings                            5,342.0          5,211.1              (624.9)        (8,677.4)          1,250.8
     Accumulated other comprehensive
       income (loss)                                  3.1             43.1              (239.9)              .7            (193.0)
----------------------------------------------------------------------------------------------------------------------------------
                                                 70,180.7         12,087.7            68,049.2        (84,424.2)         65,893.4
     Less treasury stock, at cost                 3,069.9            --                   --               --             3,069.9
----------------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                67,110.8         12,087.7            68,049.2        (84,424.2)         62,823.5
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity    $  66,512.4      $  18,340.7         $  87,569.4       $(80,839.8)      $  91,582.7
----------------------------------------------------------------------------------------------------------------------------------

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                               At December 31, 2000
                                                  --------------------------------------------------------------------------------
                                                                                       Non-
                                                   Viacom          Viacom           Guarantor                         Viacom Inc.
                                                    Inc.        International       Affiliates        Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                         $     192.8      $   326.5       $      415.2     $        --       $     934.5
Receivables, net                                         89.3          456.0            3,661.3            (242.5)        3,964.1
Inventory                                                11.3          259.9            1,130.8              --           1,402.0
Other current assets                                    355.1          425.5              789.3             (38.1)        1,531.8
----------------------------------------------------------------------------------------------------------------------------------
         Total current assets                           648.5        1,467.9            5,996.6            (280.6)        7,832.4
----------------------------------------------------------------------------------------------------------------------------------

Property and equipment                                  170.0          744.8            8,070.9              --           8,985.7
      Less accumulated depreciation and
         amortization                                    14.2          319.9            2,049.8              --           2,383.9
----------------------------------------------------------------------------------------------------------------------------------
        Net property and equipment                      155.8          424.9            6,021.1              --           6,601.8
----------------------------------------------------------------------------------------------------------------------------------

Inventory                                                --            518.6            3,132.1             (17.8)        3,632.9
Intangibles, at amortized cost                          264.9          636.4           61,102.8              --          62,004.1
Investments in consolidated subsidiaries             49,331.0       14,898.9               --           (64,229.9)            --
Other assets                                            198.2          695.1            1,813.0            (131.4)        2,574.9
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                      $  50,598.4      $18,641.8       $   78,065.6     $  (64,659.7)     $  82,646.1
----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Accounts payable                                  $      --        $    35.2       $    1,332.3     $      (106.4)    $   1,261.1
Accrued expenses and other                              312.3        1,515.5            3,379.3            (154.2)        5,052.9
Accrued participations                                   --              --             1,234.5             (14.2)        1,220.3
Current portion of long-term debt                        --             10.8              213.1              --             223.9
----------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                        312.3        1,561.5            6,159.2            (274.8)        7,758.2
----------------------------------------------------------------------------------------------------------------------------------

Long-term debt                                        7,194.1          858.2            4,613.2            (191.7)       12,473.8
Other liabilities                                    (9,118.5)       3,588.9            5,908.2           7,028.4         7,407.0
Minority interest                                        --            158.9            6,881.3              --           7,040.2

Stockholders' Equity:
     Preferred Stock                                     --            106.1               20.4            (126.5)           --
     Common Stock                                        15.9          185.7              508.8            (694.5)           15.9
     Additional paid-in capital                      50,729.9        7,253.4           54,621.6         (61,875.0)       50,729.9
     Retained earnings                                5,523.0        4,931.1             (496.5)         (8,525.8)        1,431.8
     Accumulated other comprehensive
       income (loss)                                      (.1)          (2.0)            (150.6)               .2          (152.5)
----------------------------------------------------------------------------------------------------------------------------------
                                                     56,268.7       12,474.3           54,503.7         (71,221.6)       52,025.1
     Less treasury stock, at cost                     4,058.2          --                  --                --           4,058.2
----------------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                    52,210.5       12,474.3           54,503.7         (71,221.6)       47,966.9
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity        $  50,598.4    $  18,641.8       $   78,065.6     $   (64,659.7)    $  82,646.1
----------------------------------------------------------------------------------------------------------------------------------

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                              Nine Months Ended September 30, 2001
                                                         --------------------------------------------------------------------------
                                                                                           Non-
                                                            Viacom         Viacom        Guarantor                     Viacom Inc.
                                                             Inc.     International     Affiliates   Eliminations      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Net cash flow (used for) provided by operating
    activities                                            $  (533.4)       $ 107.3       $2,371.6         $   --        $   1,945.5
-----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Acquisitions, net of cash acquired                           --             --           (770.5)            --            (770.5)
  Capital expenditures                                         --           (90.9)         (238.6)            --            (329.5)
  Investments in and advances to affiliated companies          --           (37.5)         (17.1)             --             (54.6)
  Proceeds from dispositions                                   --              --           235.3             --             235.3
  Proceeds from sales of short-term investments                --            53.8            --               --              53.8
  Purchases of short-term investments                          --           (13.8)           --               --             (13.8)
  Other, net                                                   --              --            0.1              --               0.1
-----------------------------------------------------------------------------------------------------------------------------------
Net cash flow used for investing activities                    --           (88.4)         (790.8)            --            (879.2)
-----------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
  Repayments to banks, including commercial paper, net       (951.3)       (100.0)      (2,569.3)             --          (3,620.6)
  Proceeds from senior notes and debentures                 3,372.3            --            5.8              --           3,378.1
  Purchase of treasury stock                                 (829.2)           --           --                --            (829.2)
  Repayment of notes and debentures                           (23.5)           --         (436.4)             --            (459.9)
  Proceeds from exercise of stock options                     158.5            --           --                --             158.5
  Payment of capital lease obligations                           --          (8.8)         (92.1)             --            (100.9)
  Increase (decrease) in intercompany payables             (1,260.8)       (112.4)       1,373.2              --              --
  Other, net                                                   (1.5)           --             --              --              (1.5)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash flow provided by (used for) financing
      activities                                              464.5        (221.2)      (1,718.8)                         (1,475.5)
-----------------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents        (68.9)       (202.3)        (138.0)             --            (409.2)
  Cash and cash equivalents at beginning of period            192.8         326.5          415.2              --             934.5
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $  123.9     $   124.2      $   277.2         $    --       $     525.3
-----------------------------------------------------------------------------------------------------------------------------------

                          VIACOM INC. AND SUBSIDIARIES

             (Tabular dollars in millions, except per share amounts)

                                                                                 Nine Months Ended September 30, 2000
                                                            ------------------------------------------------------------------------
                                                                                               Non-
                                                             Viacom           Viacom        Guarantor                   Viacom Inc.
                                                                Inc.     International      Affiliates   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------

Net cash flow (used for) provided by operating activities    $   (46.4)    $     80.3      $ 1,111.0       $     --       $1,144.9
------------------------------------------------------------------------------------------------------------------------------------

Investing Activities:
  Acquisitions, net of cash acquired                              --             --         (1,851.3)            --       (1,851.3)
  Capital expenditures                                            --            (27.0)        (395.1)            --         (422.1)
  Investments in and advances to affiliated companies             --             (7.6)        (117.6)            --         (125.2)
  Proceeds from sales of short-term investments                   --             55.7          225.0             --          280.7
  Purchases of short-term investments                             --            (83.4)          --               --          (83.4)
  Other, net                                                      --            (13.4)          16.1             --            2.7
------------------------------------------------------------------------------------------------------------------------------------
Net cash flow used for investing  activities                      --            (75.7)      (2,122.9)            --       (2,198.6)
------------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
  Borrowings from banks, including commercial
      paper, net                                                   1.1           --          1,525.0             --        1,526.1
  Proceeds from senior notes and debentures                    1,635.3           --               .3             --        1,635.6
  Purchase of treasury stock                                  (1,588.6)          --             --               --       (1,588.6)
  Repayment of notes and debentures                               --           (160.6)         (24.1)            --         (184.7)
  Proceeds from exercise of stock options                        162.5           --             --               --          162.5
  Payment of capital lease obligations                            --            (25.2)         (76.8)            --         (102.0)
  Purchase of treasury stock by subsidiary                        --             --            (82.8)            --          (82.8)
  Increase (decrease) in intercompany payables                  (144.0)         199.1          (55.1)            --           --
  Other, net                                                      --             --              (.5)           --             (.5)
------------------------------------------------------------------------------------------------------------------------------------
Net cash flow provided by financing activities                    66.3           13.3        1,286.0             --        1,365.6
------------------------------------------------------------------------------------------------------------------------------------
   Net increase in cash and cash equivalents                      19.9           17.9          274.1             --          311.9
   Cash and cash equivalents at beginning of period               81.6          486.0          113.2             --          680.8
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $   101.5     $    503.9       $  387.3       $     --       $  992.7
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

Several significant events occurred in 2000 and 2001 that affected the comparability of the Company's historical results for the three and nine months ended September 30, 2001 and 2000. They are as follows:

    . The Company completed its merger with CBS on May 4, 2000, for a total purchase price of approximately $39.8 billion.
    . On March 31, 2000, the Company acquired the remaining 50% interest in United Paramount Network ("UPN") that it did not already own for $5 million.
    . The Company recorded one-time merger-related pre-tax charges of $698 million associated with the CBS and UPN acquisitions in the second quarter of 2000.
    . In January 2001, the Company completed its acquisition of BET Holdings II, Inc. ("BET") for approximately $3 billion.
    . In February 2001, the Company completed a merger with Infinity Broadcasting Corporation ("Infinity"), acquiring approximately 36% of the issued and outstanding shares of Infinity common stock that it did not already own.
    . In September 2001, Blockbuster, a majority owned subsidiary of the Company, recorded a primarily non-cash charge of approximately $356 million, principally related to the elimination of less-productive VHS tapes as part of its strategic re-merchandising plan to transition from VHS to the higher margin DVD rental market and a change in amortization.

Additionally, the events of September 11 and their aftermath have impacted the Company's third quarter and nine-month results and this impact will continue for the remainder of 2001, particularly with respect to revenues derived from the advertising business. The Company experienced significant loss of revenue and additional news costs during the continuous news coverage without advertising on the CBS Network, its local television news station operations, especially in New York City, and its major all-news and talk radio stations. The Company also lost revenue from the cancellation and rescheduling of programming and the delay of the fall broadcast season.

Effective January 1, 2001, the Company operates its online business under the Cable Networks and Television segments and accordingly, now presents its online business as part of these respective segments. Prior period information has been reclassified to conform to the new structure.

The table below presents the Company's total revenues and total operating income, as reported for the three and nine months ended September 30, 2001 and 2000, respectively.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

                                                          Three Months Ended                      Nine Months Ended
                                                             September 30,                           September 30,
                                               --------------------------------------   ----------------------------------------
                                                                             Percent                                    Percent
  As Reported:                                    2001              2000      B/(W)       2001              2000         B/(W)
  ------------------------------------------------------------------------------------------------------------------------------
  Revenues:
  Cable Networks                               $  1,096.6        $ 1,021.2      7%      $  3,141.0       $   2,753.5      14%
  Television                                      1,585.2          1,712.8     (7)         5,242.4           3,466.6      51
  Infinity                                          910.3          1,025.8    (11)         2,731.3           1,698.4      61
  Entertainment                                     796.8            786.3      1          2,164.8           2,057.6       5
  Video                                           1,264.7          1,193.8      6          3,798.6           3,619.3       5
  Publishing                                        183.6            167.0     10            454.9             413.0      10
  Intercompany eliminations                        (123.4)           (96.1)   (28)          (350.1)           (320.9)     (9)
  ------------------------------------------------------------------------------------------------------------------------------
      Total Revenues                           $  5,713.8      $   5,810.8     (2)%     $ 17,182.9       $  13,687.5      26%
  ------------------------------------------------------------------------------------------------------------------------------

  Operating Income:
  Cable Networks                               $    363.1      $     312.8     16%      $    894.9       $     721.9      24%
  Television                                         78.1            158.5    (51)           359.8             257.9      40
  Infinity                                           60.9            213.1    (71)           218.9             364.7     (40)
  Entertainment                                      52.7            132.5    (60)           169.1             223.6     (24)
  Video                                            (317.5)            17.7     NM           (247.5)             69.4      NM
  Publishing                                         16.3             22.2    (27)            16.0              18.4     (13)
  ------------------------------------------------------------------------------------------------------------------------------
      Segment Operating Income                      253.6            856.8    (70)         1,411.2           1,655.9     (15)
  Corporate expenses/eliminations                   (38.9)           (67.9)    43           (165.2)           (886.2)     81
  Residual costs of discontinued
      operations                                    (21.0)           (29.0)    28            (62.8)            (47.6)    (32)
  ------------------------------------------------------------------------------------------------------------------------------
      Total Operating Income                   $    193.7      $     759.9    (75)%     $  1,183.2       $     722.1      64%
  ------------------------------------------------------------------------------------------------------------------------------

      Video third quarter 2001 charge               355.3            --        NM            355.3             --         NM
  ------------------------------------------------------------------------------------------------------------------------------
   Total Operating Income
       (excluding charge)                      $    549.0      $     759.9    (28)%     $  1,538.5       $     722.1     113%
  ------------------------------------------------------------------------------------------------------------------------------
  NM--not meaningful


EBITDA
------

The following tables set forth EBITDA (defined as operating income (loss) before depreciation and amortization principally of goodwill related to business combinations) for the three and nine months ended September 30, 2001 and 2000. The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments. However, EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, net earnings, cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

                                                   Three Months Ended                        Nine Months Ended
                                                      September 30,                             September 30,
                                             --------------------------------------   -----------------------------------------
                                                                           Percent                                     Percent
 As Reported:                                  2001              2000       B/(W)           2001             2000       B/(W)
  -----------------------------------------------------------------------------------------------------------------------------
  EBITDA:
  Cable Networks                             $ 470.2         $   400.8       17%        $  1,218.3         $   922.5      32%
  Television                                   282.6             341.1      (17)             958.1             622.9      54
  Infinity                                     373.1             468.3      (20)           1,132.6             792.4      43
  Entertainment                                 92.8             174.9      (47)             288.6             344.0     (16)
  Video                                       (210.4)            119.1     (277)              68.5             382.6     (82)
  Publishing                                    22.4              27.6      (19)              33.8              34.4      (2)
  -----------------------------------------------------------------------------------------------------------------------------
      Segment EBITDA                         1,030.7           1,531.8      (33)           3,699.9           3,098.8      19
  Corporate expenses/eliminations              (32.8)            (62.6)      48             (149.6)           (868.6)     83
  Residual costs of discontinued
         operations                            (21.0)            (29.0)      28              (62.8)            (47.6)    (32)
  -----------------------------------------------------------------------------------------------------------------------------
      Total EBITDA                           $ 976.9         $ 1,440.2      (32)        $  3,487.5         $ 2,182.6      60
      Video third quarter 2001 charge          352.7               --        NM              352.7               --       NM
  -----------------------------------------------------------------------------------------------------------------------------
         Total EBITDA (excluding charge)   $ 1,329.6         $ 1,440.2       (8)%       $  3,840.2         $ 2,182.6      76%
  -----------------------------------------------------------------------------------------------------------------------------
  NM--not meaningful



Pro Forma Results
-----------------
In order to enhance comparability, the following discussion of the Company's results of operations is supplemented by pro forma financial information that assumes the Viacom/CBS merger, acquisitions of the remaining interests of Infinity and UPN, and the acquisition of BET as well as the completion of acquisitions and divestitures of radio, outdoor and cable properties had occurred January 1, 2000. Pro forma results are adjusted to exclude the primarily non-cash Blockbuster and merger-related charges and transactions with divested investments. Pro forma results also reflect the deconsolidation of iWon.com, which was previously a minority-owned consolidated subsidiary, as if it had occurred on January 1, 2000. The pro forma results are presented for informational purposes only and are not indicative of the operating results that would have occurred had the transactions actually occurred at the beginning of 2000, nor are they necessarily indicative of future operating results.

-------------------------------------------------------------------------------------------------------------------------
                                           Three Months Ended                          Nine Months Ended
                                              September 30,           Percent            September 30,          Percent
                                          2001           2000          B/(W)         2001           2000         B/(W)
-------------------------------------------------------------------------------------------------------------------------
Total Company Pro Forma:
         Revenues                       $ 5,713.3      $ 5,771.9        (1)%     $17,167.4      $16,797.4         2%
         Operating income               $   552.9      $   682.6       (19)%     $ 1,527.1      $ 1,374.0        11%
         EBITDA                         $ 1,331.0      $ 1,430.8        (7)%     $ 3,851.8      $ 3,652.6         5%
-------------------------------------------------------------------------------------------------------------------------


Results of Operations
---------------------

On a reported basis, revenues decreased 2% to $5.71 billion for the third quarter and increased 26% to $17.18 billion for the nine-month period ended September 30, 2001 from $5.81 billion and $13.69 billion, respectively, for the same prior-year periods. Reported operating results for the nine months are not comparable with prior-year period principally due to the Viacom/CBS merger, third quarter 2001 Blockbuster charge and the second quarter 2000 merger-related charges.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

On a pro forma basis, revenues decreased 1% to $5.71 billion and increased 2% to $17.17 billion for the three-and nine-month periods ended September 30, 2001, respectively, from $5.77 billion and $16.80 billion for the same prior-year periods. EBITDA, on a pro forma basis, decreased 7% to $1.33 billion and increased 5% to $3.85 billion for the three-and nine-month periods ended September 30, 2001, respectively, from $1.43 billion and $3.65 billion for the same prior-year periods. Pro forma results reflect revenue increases for the quarter in four of six operating segments, and double-digit EBITDA increases for the third quarter and nine months in the Cable Networks and Video segments. The Company's third quarter and nine-month results were impacted by lower revenues and increased costs from the events of September 11 and related events.

Segment Results of Operations
-----------------------------

Cable Networks (MTV Networks ("MTVN") including MTV, VH1, Nickelodeon, Nick at Nite, TV Land, TNN: The National Network and CMT; BET; and Showtime Networks Inc. ("SNI"))

---------------------------------------------------------------------------------------------------------------------
                                        Three Months Ended                            Nine Months Ended
                                          September 30,               Percent           September 30,         Percent
                                      2001          2000              B/(W)             2001       2000       B/(W)
---------------------------------------------------------------------------------------------------------------------
Pro Forma:
    Revenues                      $  1,096.4    $  1,009.4              9%          $  3,127.0  $  2,906.8       8%
    Operating income              $    367.0    $    289.3             27           $    911.1  $    713.8      28
    EBITDA                        $    471.6    $    395.3             19           $  1,231.3  $  1,016.3      21
---------------------------------------------------------------------------------------------------------------------

For the third quarter and nine months ended September 30, 2001, higher pro forma revenues and EBITDA principally reflect growth in cable affiliate fees, DBS revenues and double-digit advertising revenue gains at MTV, VH1, TV Land and BET. The 2001 MTV Video Music Awards aired in September and averaged more than 10 million viewers, ranking it as the No. 1 cable entertainment program for 2001 among households and the second most watched MTV Video Music Awards in the channel's history. Showtime subscriptions increased 16% over the prior year by approximately 4.1 million to 29.6 million subscriptions at September 30, 2001.

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

Television (CBS and UPN Television Networks and Stations; Television Production and Syndication)

---------------------------------------------------------------------------------------------------------------------
                                 Three Months Ended                             Nine Months Ended
                                    September 30,              Percent            September 30,           Percent
                                  2001           2000          B/(W)          2001           2000          B/(W)
---------------------------------------------------------------------------------------------------------------------
Pro Forma:
    Revenues                  $  1,585.2        $ 1,687.9        (6)%        $5,242.4     $ 5,191.3           1%
    Operating income          $     78.1        $   170.1       (54)         $  359.8     $   386.9          (7)
    EBITDA                    $    282.6        $   348.4       (19)         $  958.1     $   949.7           1
---------------------------------------------------------------------------------------------------------------------

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

For the third quarter ended September 30, 2001, Television's pro forma revenue and EBITDA shortfalls were primarily the result of continuing softness in the advertising market and the impact of the events of September 11. The CBS Network ran sustained news coverage from Tuesday, September 11 through Friday, September 14, which resulted in lower revenue and higher newsgathering costs. The CBS Network also incurred several preemptions to regular scheduled programming, further impacting revenue and newsgathering costs. For the quarter, CBS Network also incurred higher programming costs associated with the earlier premiere of the fall season; the season premiered in the last week of September in 2001 as compared to early October in 2000. Television's results were partially offset by the strong performance of continuing network and first-run syndication shows, including Paramount Television Group's Frasier, Judge Judy, Judge Joe Brown, 7th Heaven, Entertainment Tonight, Ed, That's Life, Soul Food and The Division and the syndication availability of Everybody Loves Raymond. Paramount Television Group's higher revenues for the three and nine month periods were partially offset by lower revenues from the cancelled series Beverly Hills 90210 and Sunset Beach, and the lower revenues from Sabrina, The Teenage Witch and Moesha whose prior year revenues included first time syndication availabilities. Prior year's third quarter benefited from a robust advertising market generated by the tail end of the technology boom.

Pro forma results assume that the Viacom/CBS merger and the acquisition of the remaining 50% interest of UPN had occurred January 1, 2000. Pro forma results are also adjusted to exclude transactions with divested investments and operating losses before depreciation for iWon.com of approximately $23 million in the third quarter and $87 million for the nine months ended September 30, 2000. In 2001, iWon.com is accounted for as a deconsolidated investment, whereas in 2000, iWon.com was a minority-owned, consolidated subsidiary.

Infinity (Radio Stations, Outdoor Advertising Properties)

----------------------------------------------------------------------------------------------------------------------
                                      Three Months Ended                       Nine Months Ended
                                         September 30,            Percent        September 30,           Percent
                                       2001         2000          B/(W)        2001          2000         B/(W)
----------------------------------------------------------------------------------------------------------------------
Pro Forma:
        Revenues                      $   910.0    $ 1,013.5        (10)%     $  2,729.8   $  2,913.0        (6)%
        Operating income              $    60.9    $   147.6        (59)      $    191.3   $    309.5       (38)
        EBITDA                        $   373.1    $   457.1        (18)      $  1,131.2   $  1,254.0       (10)
----------------------------------------------------------------------------------------------------------------------

For both the third quarter and nine months ended September 30, 2001, Infinity's pro forma revenues, EBITDA and operating income declines reflect difficult comparisons with the same periods last year resulting from reduced revenues due to the events of September 11, continuing softness in the advertising market and lower demand from the technology sector. Operating expenses, as a percentage of revenues, for the third quarter and nine months, were essentially flat as compared with the comparable prior-year periods. In the third quarter of 2001, Infinity continued to be a leader in market share and was No. 1 in radio revenue billings in seven of the top 10 markets.

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

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Entertainment (Paramount Pictures, Famous Players, Famous Music Publishing and Paramount Parks)

------------------------------------------------------------------------------------------------------
                                 Three Months Ended                  Nine Months Ended
                                    September 30,      Percent          September 30,       Percent
                                  2001        2000      B/(W)        2001          2000      B/(W)
------------------------------------------------------------------------------------------------------
As Reported and Pro Forma:
    Revenues                   $  796.8    $  786.3      1%       $2,164.8      $2,057.6        5%
    Operating income           $   52.7    $  132.5    (60)       $  169.1      $  223.6      (24)
    EBITDA                     $   92.8    $  174.9    (47)       $  288.6      $  344.0      (16)
------------------------------------------------------------------------------------------------------

For the three and nine months ended September 30, 2001, Entertainment revenues increased 1% to $796.8 million and 5% to $2.2 billion, respectively, compared with the same prior-year periods. Revenues for the three and nine months principally reflect higher Features and Theaters revenues while the nine-month period also reflects higher Parks revenues. Features revenues for the three- and nine-month periods were higher mainly due to higher home video revenues, which were partially offset by lower theatrical revenues. Domestic home video revenues for the three- and nine-month periods were higher compared to last year and included contributions from Along Came A Spider, Enemy at the Gates and Down to Earth, while the nine-month period also includes contributions from What Women Want, Rugrats in Paris: The Movie, Save the Last Dance and The Original Kings of Comedy. Foreign home video revenues for the three-month period were comparable with last year, while the nine-month period revenues were higher than last year and included significant contributions from Mission: Impossible 2 and Shaft. Domestic theatrical revenues for the three- and nine-month periods were higher than last year and included contributions from The Score, Rat Race, Hardball and Zoolander, while the nine-month period also included Lara Croft: Tomb Raider, Along Came A Spider, Save The Last Dance, Down to Earth and Enemy at the Gates as well as continuing contributions from What Women Want. Foreign theatrical revenues for the three-and nine-month periods did not match last year's revenues, which included Mission: Impossible 2. Theaters' revenues for the three-month period increased due to higher per capita spending and slightly higher attendance, whereas revenues for the nine-month period increased due to higher per capita spending which was partially offset by slightly lower attendance. Parks revenues for the three-month period were lower due to lower attendance which was partially offset by higher per capita spending, while revenues for the nine-month period increased principally due to higher per capita spending.

For the three-and nine-month periods, Entertainment's operating income and EBITDA decreases principally reflect the revenue items noted above and lower operating expenses for Theatres which were more than offset by higher Features distribution costs due to a higher number of pictures in theatrical release and the recognition of advertising expenses in connection with these releases.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Video (Blockbuster)

-------------------------------------------------------------------------------------------------------
                           Three Months Ended                     Nine Months Ended
                              September 30,          Percent        September 30,          Percent
                            2001         2000         B/(W)      2001          2000         B/(W)
-------------------------------------------------------------------------------------------------------
Pro Forma:
   Revenues              $1,264.7      $1,193.8         6%     $3,798.6      $3,619.3          5%
   Operating income      $   37.8      $   17.7       114      $  107.8      $   69.4         55
   EBITDA                $  142.3      $  119.1        19      $  421.2      $  382.6         10
-------------------------------------------------------------------------------------------------------

For the third quarter, Video's pro forma EBITDA increased 19% to $142.3 million on revenue increases of 6% to $1.26 billion primarily driven by higher worldwide same store sales and an increase in the number of company-operated stores. Worldwide same store sales, including rental and retail product, increased 4.9%, due to a 3.3% increase in domestic same store revenues and a 12.5% increase in same store revenues from Blockbuster's international operations. For the nine months ended September 30, 2001, Video's pro forma revenues and EBITDA increased primarily driven by the increase in the number of company-operated stores and increases in worldwide same-store sales of 2.5%. Blockbuster ended the third quarter of 2001 with 7,851 company-owned and franchise stores, a net increase of 332 stores over the third quarter of 2000, of which 34 company-owned stores were added in the third quarter 2001.

Video's gross margin excluding the charge was relatively constant at 59.9% for the third quarter of 2001, versus 60.5% for the third quarter of 2000 and 59.9% for the nine months ended September 30, 2001, versus 59.4% for the comparable prior-year period.

In the third quarter, Blockbuster eliminated approximately 25% of its VHS library, and selected video games, as part of a dramatic re-merchandising of its stores to accommodate in-store DVD expansion. Additionally, Blockbuster reduced the residual value of VHS rental inventory and games to approximately $2 and $5 per unit, respectively, to reflect the rapid shift in consumer demand from VHS to DVD and the evolution in game platforms. Blockbuster also changed the amortization period of its VHS library from 36 months to nine months. As a result of these actions, Blockbuster recorded a pre-tax primarily non-cash charge of $356 million, of which $353 million impacted EBITDA. Pro forma results exclude this charge.

Publishing (Simon & Schuster, including other flagship imprints such as Pocket Books, Scribner and The Free Press)

---------------------------------------------------------------------------------------------
                         Three Months Ended                  Nine Months Ended
                            September 30,          Percent     September 30,         Percent
                          2001        2000          B/(W)    2001        2000         B/(W)
---------------------------------------------------------------------------------------------
As Reported and Pro Forma:
   Revenues              $183.6      $167.0          10%    $454.9      $413.0          10%
   Operating income      $ 16.3      $ 22.2         (27)    $ 16.0      $ 18.4         (13)
   EBITDA                $ 22.4      $ 27.6         (19)    $ 33.8      $ 34.4          (2)
---------------------------------------------------------------------------------------------


For the quarter and nine months ended September 30, 2001, Publishing's revenue increases are principally due to increased sales in the Trade, Pocket Books and Children's divisions. Publishing EBITDA and operating income declines for the third quarter and nine months are principally due to higher

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


information systems costs in the current year. Publishing has benefited from the continuing success of John Adams by David McCullough, which was No. 1 on the New York Times nonfiction hardcover best-seller list for 13 weeks through September 30 and 17 weeks overall. Other best-selling titles in the third quarter included The Wild Blue by Stephen Ambrose and Heartbreaker by Julie Garwood.

Other Income and Expense Information
------------------------------------

Corporate Expenses/Eliminations
Corporate expenses/eliminations, excluding depreciation expense, decreased to $32.8 million for the third quarter of 2001 from $62.6 million for the third quarter of 2000. Pro forma corporate expenses, excluding intersegment profit eliminations and merger-related charges, decreased 20% and 29%, respectively, for the third quarter and nine months ended September 30, 2001 to $36.8 million and $105.4 million, principally due to effective cost containment measures.

Interest Expense
For the three-month period ended September 30, 2001, interest expense decreased 8% to $226.5 million and for the nine-month period ended September 30, 2001, interest expense increased 33% to $746.6 million. The Company had approximately $12.0 billion and $12.9 billion principal amount of debt outstanding (including current maturities) as of September 30, 2001 and 2000, respectively, at weighted average interest rates of 6.8% and 7.7%, respectively.

Interest Income
For the three-and nine-month periods ended September 30, 2001, interest income decreased to $6.5 million and $25.9 million, respectively, from $13.3 million and $36.7 million, respectively, for the third quarter and nine months ended September 30, 2000.

Other Items, Net
"Other items, net" reflects net losses of $28.3 million and $36.1 million for the third quarter and nine months ended September 30, 2001 as compared to net earnings of $.5 million for the third quarter and net losses of $14.5 million for the nine months ended September 30, 2000. Other items, net, for all periods presented principally reflects gains and losses associated with foreign exchange and the sale of assets.

Provision for Income Taxes
The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The reported estimated annual effective tax rates of 97.8% for 2001, excluding the 2001 Blockbuster charge of $356 million, and 76.7% for 2000, excluding the 2000 merger-related charges of $698 million, were adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes. The third quarter and year to date income tax expense for 2001 includes a $135 million benefit recognized on the $356 million pretax Blockbuster charge. Income tax expense for the three months ending September 30, 2001 also includes a tax benefit of $59 million recognized to record the excess of tax bases over the historical financial statement value that is expected to be realized in the near-term. Excluding the non-deductible amortization of intangibles and the charges, the estimated annual effective tax rates would have been 39.1% for 2001 and 38.8% for 2000.

Equity in Loss of Affiliated Companies, Net of Tax
"Equity in loss of affiliated companies, net of tax" was $7.7 million and $41.9 million for the third quarter and nine months ended September 30, 2001, respectively, as compared to $44.0 million and $71.4 million in the comparable prior-year periods. The year to date period principally reflects operating losses from international ventures and internet investments partially offset by

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

positive results from Comedy Central while the prior period nine month results include losses from CBS online equity ventures that were subsequently written down as well as equity losses of UPN, partially offset by results from Comedy Central. The remaining 50% interest of UPN was acquired by the Company in March 2000 and its results are now consolidated with the Company.


Minority Interest
Minority interest for the nine months ended September 30, 2001 primarily represents the minority ownership of Infinity, prior to its merger with the Company on February 21, 2001, and the minority ownership of Blockbuster common stock. Minority interest for the prior year's comparable period primarily reflects the minority ownership of Infinity, from the date of the Viacom/CBS merger, and the minority ownership of Blockbuster common stock.

Cumulative Effect of Change in Accounting Principle, Net of Tax
In 2000, the Company elected early adoption of Statement of Position 00-2, "Accounting by Producers or Distributors of Films." As a result of this early adoption, the Company recorded an after-tax non-cash charge of $452 million as a cumulative effect of a change in accounting principle in the consolidated statement of operations.

Net Earnings (Loss)
For the reasons described above, the Company reported a net loss of $190.4 million for the third quarter of 2001 as compared to net earnings of $33.4 million for the third quarter of 2000 and a net loss of $181.0 million for the nine months ended September 30, 2001 versus a net loss of $846.5 million for the nine months ended September 30, 2000.

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

Stock Repurchase Programs
For the nine months ended September 30, 2001, the Company repurchased approximately 18.1 million shares of the Company's Class B Common Stock for approximately $779.2 million under its stock repurchase programs, of which $347 million was spent in the third quarter for 9.6 million shares. From October 1 through October 31, 2001, the Company spent approximately $25.1 million for approximately 724,000 shares.

Commitments and Contingencies
The commitments of the Company for program license fees, estimated to aggregate approximately $15.1 billion, are not reflected in the balance sheet as of September 30, 2001. These commitments include approximately $10.6 billion for the acquisition of sports programming rights. A majority of such fees are payable over several years, as part of normal programming expenditures.

The Company, Blockbuster and Paramount Home Entertainment are among the defendants in a lawsuit filed on July 21, 1999 in the United States District Court for the Western District of Texas by one former and three present independent video retailers against the major motion picture studios and the Company. The plaintiffs, purporting to act as class representatives on behalf of themselves and all others similarly situated, alleged that the Company and the studios conspired among themselves and with Blockbuster to restrain competition in the nationwide market for distribution of videocassettes for rental to the public in violation of federal and California law. Plaintiffs sought injunctive relief under federal law as well as triple the amount of the alleged actual damages to themselves and those similarly situated under California statutes. In January 2001, plaintiffs moved to withdraw their California state law claims from the federal lawsuit in Texas and filed a substantially similar complaint with approximately 200 additional named plaintiffs in Superior Court for the County of Los Angeles. This complaint also sought certification of a nationwide class of similarly situated plaintiffs. In March 2001, the Texas court denied the plaintiffs' motion for class certification of both the federal and the California state law claims in the federal action and denied the plaintiffs' motion to withdraw their California state law claims from that action. The Company believes that the plaintiffs' position in these litigations is without merit and intends to defend itself vigorously in the litigations.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


The Company is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain products supplied by previously divested industrial business, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants in state and federal courts. The Company was neither a manufacturer nor a producer of asbestos. As of September 30, 2001, the Company had pending approximately 129,910 asbestos cases, excluding cases in various stages of settlement. The Company has brought suit against certain of its insurance carriers with respect to asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers that have agreed to the settlement are now reimbursing the Company for a substantial portion of its current costs and settlement associated with asbestos claims. The Company believes that it has meritorious defenses to asbestos matters, that where appropriate it has adequately provided for resolution of matters and that any ultimate liability resulting from asbestos matters is not likely to have a material adverse effect on its results of operations, financial position or cash flows.

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

Financial Position

Current assets decreased to $7.1 billion at September 30, 2001 from $7.8 billion at December 31, 2000, due to reductions in cash and receivables and a decrease in deferred tax assets. The decrease in cash of approximately $409 million principally represents the timing of payments of commercial paper obligations. The allowance for doubtful accounts as a percentage of receivables was 6.3% at September 30, 2001 compared to 5.8% at December 31, 2000. The change in property and equipment reflects depreciation expense of $636.4 million partially offset by acquired assets and $329.5 million of capital expenditures related to capital additions principally for cable networks, radio equipment and new and existing video stores. Non-current inventory remained constant at $3.6 billion at September 30, 2001 from December 31, 2000, reflecting a reduction in the third quarter of VHS rental inventory offset by an increase of theatrical inventory due to accelerated timing of motion picture production schedules. Intangibles of $71.3 billion at September 30, 2001 increased by $9.3 billion as compared to $62.0 billion at December 31, 2000, principally reflecting the first quarter 2001 acquisition of BET and the merger with Infinity, partially offset by amortization expense of $1.7 billion. Current liabilities decreased to $7.6 billion at September 30, 2001 from $7.8 billion at December 31, 2000

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


due to normal reductions in accounts payable and accrued expenses, partially offset by increases in accrued participations and program rights. Long-term debt, including current maturities, decreased $0.7 billion to $12.0 billion as of September 30, 2001 from $12.7 billion as of December 31, 2000. The minority interest balance of $1.2 billion as of September 30, 2001 decreased from $7.0 billion as of December 31, 2000 reflecting the merger with Infinity.

Cash Flows
Net cash flow from operating activities of $1.95 billion for the nine months ended September 30, 2001 principally reflects a net loss of $181 million adjusted for $2.3 billion of depreciation and amortization expense and $352.7 million for the third quarter Blockbuster charge, partially offset by decreases in accounts payable and accrued expenses. Net cash flow from operating activities of $1.1 billion for the nine months ended September 30, 2000 principally reflects the impact of the merger and, excluding non-cash items, the improved operating results of the Company's businesses, partially offset by the payment of accrued liabilities. Net cash expenditures for investing activities of $879.2 million for the nine months ended September 30, 2001 principally reflect the acquisition of BET and outdoor businesses and capital expenditures of $329.5 million partially offset by proceeds from dispositions of radio stations and other assets. Net cash expenditures for investing activities of $2.2 billion for the nine months ended September 30, 2000 principally reflect capital expenditures of $422.1 million and acquisitions of $1.9 billion. For the nine months ended September 30, 2001, financing activities principally reflect the payment of bank debt, repayment of notes and debentures and purchase of treasury stock partially offset by proceeds from the issuance of senior notes and debentures. Financing activities for the nine months ended September 30, 2000 principally reflect borrowings from banks and proceeds from the issuance of $1.6 billion of senior notes and debentures partially offset by the purchase of treasury stock.

Capital Structure
-----------------

The following table sets forth the Company's long-term debt, net of current portion:

     -------------------------------------------- -------------------------------- ----------------------------------
                                                        At September 30, 2001            At December 31, 2000
     -------------------------------------------- -------------------------------- ----------------------------------
     Notes payable to banks (including
             commercial paper)                           $     2,135.4                      $     5,735.5
     Senior debt                                               8,885.1                            5,662.7
     Senior subordinated debt                                    458.0                              664.4
     Subordinated debt                                            20.0                               39.4
     Other notes                                                  18.8                               43.5
     Obligations under capital leases                            474.1                              552.2
     -------------------------------------------- -------------------------------- ----------------------------------
     Total Debt                                               11,991.4                           12,697.7
     Less current portion                                        266.4                              223.9
     -------------------------------------------- -------------------------------- ----------------------------------
          Total Long-Term Debt                           $    11,725.0                      $    12,473.8
     -------------------------------------------- -------------------------------- ----------------------------------

The notes and debentures are presented net of an aggregate unamortized discount of $19.8 million as of September 30, 2001 and $21.4 million as of December 31, 2000.

Debt, including the current portion, as a percentage of total capitalization of the Company was 16% at September 30, 2001 and 21% at December 31, 2000.

On January 9, 2001, the Company issued under Rule 144A, $400 million of 6.40% unsecured senior notes due January 30, 2006, $500 million of 7.70% unsecured senior notes due July 30, 2010, and $750 million of 7.875% unsecured senior debentures due July 30, 2030; interest on the senior notes and debentures will be payable semi-annually. Proceeds from the debt issuance were used to repay bank debt,

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

including commercial paper. During March and September 2001, these notes and debentures were exchanged for registered notes and debentures. The unsecured senior debentures and the unsecured senior notes due July 30, 2010, are redeemable at any time by the Company at their principal amount plus the applicable premium and accrued interest.

On February 1, 2001, the Company redeemed all $60.3 million outstanding of Infinity's 9% senior subordinated notes due 2006 at a redemption price equal to 104.5% of the principal amount.

In March 2001, the Company cancelled its credit agreements other than its Infinity $1.45 billion facility and the Blockbuster Credit Agreement, and entered into two new credit facilities. These two new facilities total $3.5 billion and are comprised of a $1.5 billion 5-year revolving credit facility and a $2.0 billion 364-day revolving credit facility. The Company also amended and restated the Infinity $1.45 billion facility; the terms and conditions were substantially conformed to the new $1.5 billion 5-year revolving credit facility and the Company was designated as the borrower. The primary purpose of the facilities is to support commercial paper borrowings. The Company, at its option, may borrow in certain foreign currencies up to specified limits under the new $1.5 billion 5-year revolving credit facility. Borrowing rates under the facilities are determined at the time of each borrowing and are based generally on LIBOR plus a margin based on the Company's senior unsecured debt rating. At September 30, 2001, LIBOR for borrowing periods of one month and two months were 2.63% and 2.59%, respectively.

The new and amended facilities contain certain covenants which, among other things, require that the Company maintain a minimum interest coverage ratio. At September 30, 2001, the Company was in compliance with the financial covenants.

On May 17, 2001, the Company issued under Rule 144A an additional $400 million of 6.40% unsecured senior notes due January 30, 2006 and $1.0 billion of 6.625% senior notes due May 15, 2011; interest on the senior notes will be payable semi-annually. Proceeds from the sale of securities were used to repay existing short-term debt, including commercial paper. During September 2001, these notes were exchanged for registered notes. The notes due May 15, 2011 are redeemable at any time by the Company at their principal amount plus the applicable premium and accrued interest.

On June 29, 2001, the Company issued $335 million of 7.25% senior notes due June 30, 2051; interest on the senior notes will be payable quarterly. Proceeds from the debt issuance were used to repay existing short-term debt, including commercial paper. The senior notes are redeemable at any time by the Company after June 30, 2006 at their principal amount plus accrued interest.

At September 30, 2001, the Company had borrowings under its commercial paper program of approximately $1.1 billion. Borrowings under the program have maturities of less than a year and are supported by unused committed bank facilities.

On October 15, 2001, a subsidiary of the Company redeemed all of its $151 million outstanding 9.375% senior subordinated notes, due 2006 at a redemption price equal to 104.7% of the principal amount.

On November 1, 2001, a subsidiary of the Company commenced a tender offer and consent solicitation to purchase for cash, all of its outstanding 8.875% Senior Subordinated Notes due 2007 at a purchase price to be determined two business days prior to the expiration date of the tender offer, which is expected to be December 3, 2001.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Blockbuster Special Item Charges
During the third quarter of 2001, Blockbuster executed a strategic re-merchandising plan to capitalize on the higher margin and rapidly growing DVD rental market. This plan includes an expansion in DVD copy depth and selection and a reconfiguration of its stores to highlight the digital format. This initiative is designed to maintain customer satisfaction and is intended to solidify Blockbuster's DVD leadership position. In addition, Blockbuster believes its overall rental margins should be enhanced by this plan. To accommodate the increase in DVD and other products in its stores, Blockbuster disposed of approximately 25% of its VHS rental inventory in its stores, certain VHS rental inventory primarily located in its distribution center, and certain rental inventory games in its stores. As a result of this reduction, a non-cash charge of $209.8 million was recorded to operating expenses. Blockbuster also recorded $13.2 million in incremental selling, general and administrative expenses, primarily related to labor, supply and disposal costs to execute the plan and severance associated with the reorganization of its marketing and new media operations. Additionally, Blockbuster recorded charges of $2.6 million and $1.1 million in depreciation expense and equity in loss of affiliated companies, respectively, related to the plan. Blockbuster anticipates that this plan will be completed by the end of 2001 through the destruction or sale of the identified items. Additionally, in connection with the re-merchandising plan, and to address the impact of changes in the rental business, effective July 1, 2001, Blockbuster changed its accounting estimates related to its rental inventory, including residual values and useful lives. As a result of the changes in estimates, the Company's operating expenses were $102 million higher for both the three and nine months ended September 30, 2001 than it would have been under the previous method.

Also during the third quarter of 2001, Blockbuster recorded approximately $28 million in selling, general and administrative expenses relating to two outstanding lawsuits.

Change in Accounting Estimates for Rental Inventory
Effective July 1, 2001, Blockbuster changed its accounting estimates related to rental inventory, including residual values and useful lives, given its strategic re-merchandising plan as discussed in Note 3. The residual value of VHS rental inventories was reduced from $4 per unit to $2 per unit, and the residual value of game rental inventories was reduced from $10 per unit to $5 per unit. In addition, Blockbuster reduced its estimate of the useful life of its core VHS rental inventories from 36 months to nine months. These changes in estimate reflect the impact of changes in the rental business, such as an increase in DVD rental revenues, a decrease in VHS rental revenues and trends affecting game, which have led to a reduction in the average selling value of Blockbuster's previously rented VHS and game products and a reduction in the average life of VHS rental products. As a result of these changes in estimate, the Company's operating expenses were $102 million higher and net loss was higher by $55 million, or an increase in loss per share of $.03, than it would have been under the previous method for both the third quarter and nine months ended September 30, 2001.

Merger-Related Charges
In connection with the integration of Viacom and CBS and the acquisition of UPN, the Company recorded merger-related charges of $698 million in the second quarter of 2000. These amounts included non-cash charges of $415 million principally attributable to compensation for stock options and $283 million of accrued liabilities for severance, transaction fees and integration costs. As of September 30, 2001, the Company had paid and charged approximately $104 million for severance liabilities, $27 million for transaction fees and $57 million related to integration costs.

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

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


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

The Company is exposed to fluctuations in foreign currency exchange rates and interest rates. To manage foreign currency and interest rate exposures, the Company may use derivative instruments, including forward contracts and interest rate swaps. Derivative instruments used by the Company in its hedging activities are not used for speculative trading purposes. The Company designates forward contracts used to hedge future production costs as cash flow hedges. Additionally, the Company designates interest rate swaps, which effectively convert variable interest payments on commercial paper to a fixed rate, as cash flow hedges. The effective portion of the change in fair value of cash flow hedges are reported in other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. The ineffective portion included in earnings was not material. During the next twelve months, approximately $6 million will be amortized into earnings.


Recent Pronouncements
In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), effective for fiscal years beginning after December 15, 2001 and replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 establishes an accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and replaces the provisions of APB Opinion No. 30 for the disposal of segments of a business. The Company does not believe the adoption of SFAS 144 will have a material effect on its financial statements.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for such transactions. SFAS 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized to earnings, but should instead be tested for impairment annually. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment. The Company is required to implement SFAS 142 on January 1, 2002 and amortization of goodwill, and intangible assets with indefinite lives, ceases upon adoption of this statement. The Company has not yet determined the impact that this statement will have on its consolidated financial position or results of operations.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


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

A variety of factors, including the reaction of consumers, viewers, advertisers, and the economy generally to the events of September 11, including, among other things, the impact on viewership of the Company's programming and the potential for future events of national significance to cause further disruptions in the Company's businesses, as well as those factors set forth under the heading "Cautionary Statement Concerning Forward-Looking Statements" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. There may be additional risks that the Company does not currently view as material or that are not presently known. The Company has no obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Response to this is included in "Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk."

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company, through its Paramount Pictures subsidiary, along with other major distributors, received a Civil Investigative Demand (CID) from the U.S. Department of Justice which was investigating possible violations of industry-wide decrees relating to restrictions on certain motion picture trade practices in the United States. On September 5, 2001, the Company was advised by the Justice Department that the investigation was closed.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

   Exhibit No.                  Description of Document
   ----------                   -----------------------

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

   Exhibit                      Description of Document
   No.                          -----------------------

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

(b)  Reports on Form 8-K.

     Current Report on Form 8-K of Viacom Inc. filed on July 3, 2001, with respect to the sale by Viacom of $335 million of 7.25% Senior Notes due 2051.

     Current Report on Form 8-K of Viacom Inc. filed on July 27, 2001, with respect to earnings information for the second quarter and six months ending June 30, 2001.

     Current Report on Form 8-K of Viacom Inc. filed on September 20, 2001, with respect to the Company's comments on its operations in light of the extraordinary events surrounding the attacks on the United States on September 11, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        VIACOM INC.
                                             -----------------------------------
                                                      (Registrant)



Date November 14, 2001                       /s/ Richard Bressler
     ---------------------------------       -----------------------------------
                                             Richard Bressler
                                             Senior Executive Vice President and
                                             Chief Financial Officer

Date November 14, 2001                       /s/ Susan C. Gordon
     ---------------------------------       -----------------------------------
                                             Susan C. Gordon
                                             Vice President, Controller,
                                             Chief Accounting Officer

                                   Exhibit Index

 Exhibit                        Description of Document
 No.                            -----------------------

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