Form 10-K405
period 2001-12-31
VIACOM INC
filed 2002-03-29
CIK 813828

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-9553

VIACOM INC.

(Exact Name Of Registrant As Specified In Its Charter)

DELAWARE	04-2949533
(State or Other Jurisdiction of Incorporation Or Organization)	(I.R.S. Employer Identification Number)

1515 Broadway
New York, NY 10036
(212) 258-6000
(Address, including zip code, and telephone number,
including area code, of registrant's principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	New York Stock Exchange
Class B Common Stock, $0.01 par value	New York Stock Exchange
6.75% Senior Notes due 2003	American Stock Exchange
7.75% Senior Notes due 2005	American Stock Exchange
7.625% Senior Debentures due 2016	American Stock Exchange
7.25% Senior Notes due 2051	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
 None
 (Title Of Class)

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        As of March 8, 2002, 137,387,192 shares of Viacom Inc. Class A Common Stock, $0.01 par value ("Class A Common Stock"), and 1,626,842,436 shares of Viacom Inc. Class B Common Stock, $0.01 par value ("Class B Common Stock"), were outstanding. The aggregate market value of the shares of Class A Common Stock (based upon the closing price of $50.13 per share as reported by the New York Stock Exchange on that date) held by non-affiliates was approximately $2,188,452,571 and the aggregate market value of the shares of the Class B Common Stock (based upon the closing price of $50.05 per share as reported by the New York Stock Exchange on that date) held by non-affiliates was approximately $75,403,690,512.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Viacom Inc.'s Notice of the 2002 Annual Meeting and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the Proxy Statement) (Part III).

Part I

Item 1.    Business.

Background

        Viacom Inc. (together with its subsidiaries unless the context otherwise requires, the "Company" or "Viacom") is a diversified worldwide entertainment company with operations, during 2001, in six segments:

  •
  CABLE NETWORKS: The Cable Networks segment operates MTV MUSIC TELEVISION®, SHOWTIME®, NICKELODEON®/NICK AT NITE®, VH1 MUSIC FIRST®, MTV2 MUSIC TELEVISION™, TV LAND®, THE NEW TNN: THE NATIONAL NETWORK™, CMT®: COUNTRY MUSIC TELEVISION™, the BET CABLE NETWORK™ and BET JAZZ: THE JAZZ CHANNEL™, among other program services.

  •
  TELEVISION: The Television segment consists of the CBS® and UPN® television networks, its owned broadcast television stations, and the Company's television production and syndication business, including KING WORLD® PRODUCTIONS and PARAMOUNT TELEVISION™.

  •
  INFINITY: The Infinity segment operates 186 radio stations through INFINITY RADIO™, and outdoor advertising properties through VIACOM OUTDOOR™.

  •
  ENTERTAINMENT: The Entertainment segment includes PARAMOUNT PICTURES®, which produces and distributes theatrical motion pictures; PARAMOUNT PARKS®, which owns and operates five theme parks and a themed attraction in the U.S. and Canada; and movie theater and music publishing operations.

  •
  VIDEO: The Video segment consists of an approximately 81% equity interest in Blockbuster Inc., which operates and franchises BLOCKBUSTER® video stores worldwide.

  •
  PUBLISHING: The Publishing segment publishes and distributes consumer books and multimedia products, under such imprints as SIMON & SCHUSTER®, POCKET BOOKS™, SCRIBNER® and THE FREE PRESS™. On January 31, 2002, the Company announced that its publishing operation would be integrated with the Viacom Entertainment Group. As a result, effective January 1, 2002, the Company will present its publishing business as part of the Entertainment segment.

        The Company maintains a coordinated sales force, VIACOM PLUS™, that represents the Company's various business segments across all of its multiple advertising platforms.

        The Company was organized in Delaware in 1986 for the purpose of acquiring the stock of a predecessor. In 1994, the Company acquired Paramount Communications Inc. and Blockbuster Entertainment Corporation. In August 1999, Blockbuster Inc. ("Blockbuster") (NYSE: BBI) sold to the public approximately 17.7% of its common stock. The Company, through its ownership of all of the outstanding shares of Blockbuster Class B common stock, as of March 8, 2002, holds approximately 81% of the total equity value in, and approximately 95% of the combined voting power of, Blockbuster.

        On May 4, 2000, the Company completed its merger with CBS Corporation ("CBS") for a total purchase price of approximately $39.8 billion, which represented the issuance of approximately 825.5 million shares of Viacom Class B Common Stock, 11,004 shares of Viacom Series C convertible preferred stock (which were subsequently converted into 11.0 million shares of Viacom Class B Common Stock), the estimated fair value of CBS stock options that were assumed by issuing Viacom options, and estimated transaction costs. In addition, Viacom assumed approximately $3.7 billion of CBS debt. As a result of its merger with CBS, the Company acquired an approximate 64.2% equity interest in Infinity Broadcasting Corporation ("Infinity").

        On August 24, 2000, Infinity completed the acquisition of 18 radio stations from Clear Channel Communications, Inc. for approximately $1.4 billion in an asset transaction. During June 2000, Infinity completed the acquisition of Giraudy SA, one of France's largest outdoor advertising companies, for approximately $400 million.

        On January 23, 2001, the Company completed its acquisition of BET Holdings II, Inc., which operates the BET CABLE NETWORK and BET JAZZ: THE JAZZ CHANNEL, for a total purchase price of approximately $3 billion, which principally represents the net issuance of approximately 43.0 million shares of Viacom Class B Common Stock and the assumption by the Company of approximately $590 million in debt.

        On February 21, 2001, Infinity merged with and into a wholly owned subsidiary of the Company. In connection with the merger, the Company issued 0.592 of a share of Viacom Class B Common Stock for each issued and outstanding share of Infinity Class A common stock resulting in the issuance of approximately 232 million shares of Viacom Class B Common Stock.

        On February 13, 2002, the Company announced that it had agreed to acquire the assets of KCAL-TV from Young Broadcasting Inc. for approximately $650 million in cash. The acquisition is expected to close in mid-2002 and is subject to Federal Communications Commission ("FCC" or the "Commission") review.

        As of March 8, 2002, National Amusements, Inc. ("NAI"), a closely held corporation that owns and operates approximately 1,400 movie screens in the U.S., the U.K. and South America, beneficially owned approximately 68% of the Company's Class A Common Stock, and approximately 11% of the Company's Class A Common Stock and Class B Common Stock on a combined basis. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board and Chief Executive Officer of the Company.

        The Company's principal offices are located at 1515 Broadway, New York, New York 10036 (telephone 212/258-6000).

        For additional information about principal acquisitions, see Note 3 to the Consolidated Financial Statements.

Viacom Business Segments

  Cable Networks

        The Company owns and operates advertiser-supported basic cable television program services through MTV Networks ("MTVN") and BET: Black Entertainment Television ("BET") and premium subscription television program services through Showtime Networks Inc. ("SNI") in the U.S. and internationally.

        Generally, the Company's cable networks are offered to customers of cable television operators, distributors of direct-to-home satellite services ("DTH") and other multichannel distributors. Cable television and DTH are currently the predominant means of distribution of the Company's program services in the U.S. Internationally, distribution technology varies territory by territory.

        MTV Networks.    In the U.S., MTVN's owned and operated program services include MTV: MUSIC TELEVISION ("MTV"), MTV's spin-off, MTV2: MUSIC TELEVISION ("MTV2"), NICKELODEON/NICK AT NITE, TV LAND, VH1 MUSIC FIRST ("VH1"), CMT: COUNTRY MUSIC TELEVISION ("CMT"), and THE NEW TNN: THE NATIONAL NETWORK ("TNN").

        MTV's programming consists of music-based programming, including music and general lifestyle information, comedy and dramatic series, animated programs, news specials, interviews, documentaries and other youth-oriented programming appealing primarily to an audience aged 18 to 24. At December 31, 2001 according to the Nielsen Media Research report, MTV reached approximately 83.4 million domestic subscriber households. MTV2, a 24-hour, seven-days-a-week spin-off of MTV, offers a "freeform" music format which features music videos from a broad range of musical genres and artists. At December 31, 2001 according to the Nielsen Media Research report, MTV2 had approximately 36.7 million domestic subscriber households. MTVN also operates "The Digital Suite from MTV Networks" ("The Suite"), a package of digital television program services, which currently consists of MTV2 and five other music related services, and NOGGIN® and two other program services from NICKELODEON. The Suite is offered through DTH distributors and cable operators offering digital technology.

        MTV FILMS™, in association with PARAMOUNT PICTURES, presented SAVE THE LAST DANCE, which was released by PARAMOUNT PICTURES in 2001, and co-presented CROSSROADS, released by PARAMOUNT PICTURES in February 2002. MTV FILMS also produced ORANGE COUNTY with PARAMOUNT PICTURES, released in January 2002. MTV has also launched lines of home videos, consumer products and books, featuring MTV programming and personalities.

        NICKELODEON combines acquired and originally produced programs in a pro-social, non-violent format comprising two distinct program units tailored to age-specific demographic audiences: NICKELODEON, targeted to audiences ages 2 to 11 (which includes NICK JR.®, a program block designed for 2 to 5 year olds, and such popular shows as RUGRATS, BLUE'S CLUES and SPONGEBOB SQUAREPANTS); and NICK AT NITE, which attracts primarily audiences ages 18 to 54 and offers mostly situation comedies from various eras, including CHEERS, FAMILY TIES, ALL IN THE FAMILY and THREE'S COMPANY. At December 31, 2001, according to the Nielsen Media Research report, NICKELODEON/NICK AT NITE reached approximately 85.3 million domestic subscriber households. NICKELODEON licenses its brands and characters for and in connection with merchandise, home video and publishing worldwide. NICKELODEON MOVIES® develops a mix of story- and character-driven projects based on original ideas and NICKELODEON programming, such as the feature film JIMMY NEUTRON: BOY GENIUS, released in fourth quarter 2001 by PARAMOUNT PICTURES. Additionally, the Company publishes monthly NICKELODEON MAGAZINE™. NICKELODEON GAS GAMES AND SPORTS FOR KIDS®, a cable program service packaged as part of The Suite, features children's game shows and sports programming for viewers ages 6 to 11, and includes a related online service. NICKELODEON owns and operates theme park attractions and touring shows under its NICKELODEON RECREATION™ unit and interactive public attractions and television production studios under its NICKELODEON STUDIOS® unit located at Universal Studios Florida. NICKELODEON also produces original animation at its NICKTOONS® Animation Studio in Burbank, California.

        TV LAND is comprised of a broad range of well-known television programs from various genres, including comedies, dramas, westerns, variety and other formats from the 1950s through today, including I LOVE LUCY, THE ANDY GRIFFITH SHOW, THE LOVE BOAT, LEAVE IT TO BEAVER and THE MARY TYLER MOORE SHOW. At December 31, 2001, according to the Nielsen Media Research report, TV LAND reached approximately 68.0 million domestic subscriber households.

        VH1 presents music and related programming directed at an audience aged 25 to 49 with an emphasis on series which feature viewers' favorite music and artists such as VH1 BEHIND THE MUSIC, STORYTELLERS, POP UP VIDEO and DRIVEN. In addition, VH1 airs concerts, special events, musically themed movies and music videos. In April 2001, VH1 aired VH1 DIVAS LIVE: THE ONE AND ONLY ARETHA FRANKLIN, followed in July 2001 by BON JOVI: ONE LAST WILD NIGHT, and in December 2001, VH1 aired MY VH1 MUSIC AWARDS, where nominees and winners were determined by fans voting online. In October 2001, VH1 aired the CONCERT FOR NEW YORK CITY, a post-September 11 tribute concert and fundraising event featuring some of the biggest artists in music, which was the highest rated program in VH1's history. The VH1 SAVE THE MUSIC® Foundation, in connection with VH1's cable television and satellite affiliates, restored instrumental music programs to 254 schools in 43 cities while also winning the 2001 Golden Beacon Award and the 2001 Beacon Award, both presented by the Cable Television Public Affairs Association. At December 31, 2001, according to the Nielsen Media Research report, VH1 reached approximately 81.7 million domestic subscriber households.

        CMT presents country music videos, and related events, lifestyle and entertainment programming. Its programming in 2001 included CMT ALL ACCESS, a monthly series of concerts featuring country music artists, and special events such as the COUNTRY FREEDOM CONCERT, a post-September 11 tribute concert and fundraising event featuring some of country music's biggest artists, including Brooks & Dunn, George Strait and Trisha Yearwood. The Company offers CMT in the U.S. and, through a minority joint venture, in Canada. At December 31, 2001, according to the Nielsen Media Research report, CMT reached approximately 56.8 million domestic subscriber households.

        TNN is a general entertainment network with a focus on popular lifestyle and entertainment programming. The Company offers TNN in the U.S. and Canada. At December 31, 2001, according to the Nielsen Media Research report, TNN reached approximately 84.9 million domestic subscriber households and Mediastats reports TNN's Canadian distribution at November 2001, at approximately 6.7 million households. TNN's programming includes the highly rated series WWF RAW, as well as popular movies such as THE GODFATHER; favorite off-net television series such as STAR TREK: THE NEXT GENERATION, MAD-TV and BAYWATCH; original programming such as ROBOT WARS and FAME FOR 15; and sports, including professional bull-riding, motor sports, fishing and other outdoor sports.

        Internationally, MTVN owns and operates, participates in as a joint venturer, and licenses third parties to operate, MTVN program services, including MTV, VH1, NICKELODEON and TV LAND programming. The MTVN international program services are described in the chart that follows. Most of the MTVN international program services are regionally customized to suit the local tastes of the particular young adult viewers by the inclusion of local music, programming and on-air personalities, and use of the local language. MTV Networks Europe is Europe's most widely distributed cable and satellite network comprising 16 individual music channels, including MTV (9 regionalized services), VH1 (3 services), MTV2, MTV Extra™ and MTV Base. The network currently reaches more than 100 million households in Europe via a combination of satellite, cable, and terrestrial distribution.

International MTVN Program Services

        The following table sets forth information regarding MTVN program services offered internationally:

Program Service	Territory	Ownership	Regional Feeds/Language(1)	Launch/ Commencement Date

MTV Europe (includes 9 regional MTV: Music Television feeds, MTV Base, MTV Hits, MTV Dance, MTV2, MTV2POP, and the TMF service in The Netherlands and Belgium)
	40 territories, including European Union states, Eastern and Central Europe, South Africa, certain countries in the former Soviet Union, the Middle East, Egypt, Faroe Islands, Israel, Liechtenstein, Malta and Moldova	100% by the Company
			9 Regional MTV Feeds presented in local languages—U.K and Ireland (in English), Netherlands (in Dutch), Spain (in Spanish), France (in French), Central (in German), other than Nordic (in English) and European (in English), and 2 Regional TMF feeds in The Netherlands and Belgium (in Dutch)	Various: August 1987-2001
MTV Italia	Italy	Joint Venture (with Cecchi Gori Communications S.p.A.)	Italian	January 2001
MTV Poland	Poland	Joint Venture (with UPC Programming PC)	Polish	July 2000
MTV Russia	Russia	Joint Venture (with Russia Partners Company, L.P. and others)	Russian	September 1998
MTV Latin America	Argentina, Brazil, Paraguay, Uruguay, Mexico, the Caribbean, Central America, Colombia, Venezuela, Chile, Bolivia, Ecuador, Peru and Puerto Rico	100% by the Company	3 Regional Feeds in Spanish	October 1993
MTV Brasil	Brazil	Joint Venture (with Abril S.A.)	Portuguese	October 1990
MTV Asia (includes 8 regional MTV: Music Television feeds; interests in MTV Korea, MTV Philippines, MTV Thailand and MTV Indonesian)	Taiwan, certain provinces in China*, Brunei, Thailand, Singapore, Philippines, Indonesia, Malaysia, Vietnam, Hong Kong*, South Korea, Papua New Guinea, India, Sri Lanka, Bangladesh, Nepal and Pakistan	Joint Venture (with Vivendi Universal)
			8 regional MTV Feeds presented in English and local languages: MTV Mandarin (in Mandarin), MTV Southeast Asia (in English), MTV Philippines (in English and Tagalog), MTV Indonesia (in Bahasa Indonesian), MTV India (in English and Hindi), MTV Korea (in Korean), MTV Thailand (in Thai) and MTV China (in Chinese)	Various: April 1995-2002
MTV Japan	Japan	Joint Venture (with @Japan Media K.K. and others)	Japanese	January 2001

MTV Australia	Australia	Licensing Arrangement (with Optus Vision Pty Limited)	English	March 1997
MTV Canada (includes 2 feeds: MTV: Music Television and MTV2)	Canada	Licensing Arrangement (with Craig Broadcast Systems Inc.)	2 Feeds in English	October and December 2001
Nickelodeon Asia	Japan, India, Malaysia, New Zealand, Indonesia, Philippines, Singapore, Bangladesh, Nepal, China*, South Korea*, Brunei and Papua New Guinea	100% by the Company	Japanese, English, Mandarin, Korean and Hindi	Various: November 1998-2001
Nickelodeon Latin America	Latin America, Brazil and the Caribbean	100% by the Company	Spanish, Portuguese and English	December 1996
Nickelodeon Australia	Australia	Joint Venture (with XYZ Entertainment Pty Ltd.)	English	October 1995
Nickelodeon Europe (includes regional Nickelodeon services and the Kindernet service in Benelux)
	CIS/Baltic Republics (including Russia, Uzbekistan, Kazakhstan, Moldova, Georgia, Belarus, Latvia and Lithuania), Nordic region* (including Sweden, Norway, Denmark and Finland), Hungary, Africa*, Romania, Turkey, Malta, Spain*, Cyprus*, Greece*, Switzerland* and Benelux	100% by the Company	Russian, Magyar, English, Romanian, Swedish, Norwegian, Danish, Spanish, Dutch, German and Greek	Various: February 1997-2001
Nickelodeon U.K.*	U.K.	Joint Venture (with British Sky Broadcasting Limited)	English	September 1993-Nick September 1999-Nick Jr.
TV Land Canada	Canada	Licensing Arrangement (with Craig Broadcast Systems Inc.)	English	September 2001
VH1 U.K./VH1 European/VH1 Classic	All European Union states, the Middle East, Africa, Scandinavia, Israel, Malta, Moldova, South Africa and Eastern Europe	100% by the Company	English	September 1994

*
Denotes program services that are not 24 hours-a-day/seven-days-a-week.
(1)
All MTV and VH1 program services include English language music videos.

        MTVN, in exchange for cash and advertising time or for promotional consideration only, licenses from record companies music videos for exhibition on MTV, MTV2, VH1, CMT and other MTVN program services. MTVN has entered into multi-year global music video licensing agreements with the major record companies. These agreements generally cover a three-to-five year period and contain provisions regarding video exhibition. MTVN also has entered into global or regional license agreements with certain independent record companies. MTVN expects to renew or initiate additional global or regional license agreements with the foregoing record companies and other record companies. However, there can be no assurance that such renewals or agreements can be concluded on favorable terms (see "Viacom Business Segments—Competition—Cable Networks").

        MTVN derives revenues principally from two sources: the sale of time on its own networks to advertisers and the license of its networks to cable television operators, DTH and other distributors. The sale of MTVN advertising time is affected by viewer demographics, viewer ratings and market conditions for advertising time. Adverse changes to any of these factors could have an adverse effect on revenues. In addition, continued consolidation among cable and/or DTH distributors could have an adverse effect on MTVN's license fee revenue (see "Viacom Business Segments—Competition—Cable Networks").

        The Company operates Internet sites which appeal to the current audiences of its various MTV, VH1, CMT and NICKELODEON television program services, as well as to new online audiences. In addition to providing entertainment and information on such Web sites, the Company also sells Company-licensed and third-party merchandise.

        MTVN has numerous music Web site destinations around the world, including MTV.com, VH1.com, CMT.com and SonicNet.com. In December 2001, MTVN's Web sites attracted over 4.2 million U.S. unique visitors, according to Media Metrix, a leading online audience research measurement service. MTV.com offers users the latest music news, information on artists and MTV programs, and interactive entertainment through programs such as Direct Effect, Total Request Live (TRL) and VJ for a Day. VH1.com offers users interactive entertainment, music news, fan club information, daily polls and community features. MTVN, on behalf of its Web sites, currently obtains much of its content from record labels, music publishers and artists. If these providers begin to charge significant fees for their content, or otherwise alter or discontinue their relationship with MTVN's Web sites, then the respective Web site's content offering and business could be adversely affected. MTVN also operates the TVLand.com and TNNonline.com Web sites providing information and special features relating to the programming on those cable networks.

        NICKELODEON operates Web sites that feature NICKELODEON properties, including Nick.com, NickJr.com, Nick-at-Nite.com, Gas.Nick.com and Teachers.Nick.com. Nick.com is a leading Web site for kids, offering convergent entertainment, online games, entertainment tools and services, information on NICKELODEON celebrities and programs and other content for kids. NickJr.com is a leading Web site for parents and their pre-school aged kids, offering parenting advice and information, as well as a preschool area featuring interactive games, art, stories and music. In December 2001, NICKELODEON's Web sites attracted over 4.4 million unique visitors, according to Nielsen/Net Ratings.

        BET: Black Entertainment Television.    BET's owned and operated cable program services include the BET CABLE NETWORK and BET JAZZ: THE JAZZ CHANNEL.

        The BET CABLE NETWORK targets the African-American viewing audience, appealing primarily to the 18 to 49 age group, by providing a broad mix of music, entertainment, sports, news and public affairs programming, consisting of both original and acquired programs. BET's original programming includes entertainment specials, hosted music video programs, talk shows, sports, news and public affairs offerings, and comedy shows. Acquired programs include movies and gospel music programs.

        Entertainment specials are the most popular form of original programming on the BET CABLE NETWORK. In 2001, BET produced and aired the 1st ANNUAL BET AWARDS, the 7th ANNUAL

WALK OF FAME, SPRING BLING and the 1st ANNUAL CELEBRATION OF GOSPEL. The debut presentations of the BET AWARDS SHOW and the CELEBRATION OF GOSPEL and the telecast of the 7th ANNUAL WALK OF FAME delivered three of the BET CABLE NETWORK's highest individual show ratings in 2001.

        Hosted music video programs are also featured on the BET CABLE NETWORK. Record companies generally provide BET with music videos at no cost in exchange for exposure on the BET CABLE NETWORK. Some of the network's most widely-watched music video programs include 106 & PARK, HITS FROM THE STREET, and RAP CITY: THA BASSMENT. Original programming also includes entertainment, and sports related shows such as COMICVIEW, a stand-up comedy show; OH DRAMA, an entertainment and gossip talk program; and MAAD SPORTS, a sports magazine show that examines the unique lifestyle of today's professional athletes. To complement its originally produced programming, BET acquires the rights to and airs movies of the week such as ALI: AN AMERICAN HERO and PURPLE RAIN.

        Music and entertainment fare on the BET CABLE NETWORK is balanced with original news and public affairs programming such as BET NIGHTLY NEWS, featuring local and national news; BET TONIGHT, an issue-oriented talk show featuring artists, politicians, business owners and other prominent African-Americans; LEAD STORY, a news digest examining national issues of particular concern to black Americans; TEEN SUMMIT, a program that addresses issues affecting black youth; and JOURNEYS IN BLACK, a documentary series highlighting the lives and achievements of African-Americans.

        BET JAZZ: THE JAZZ CHANNEL ("BET JAZZ"), the only U.S. cable network devoted solely to jazz music, targets the 25 to 54 year old viewing audience. Programming on BET JAZZ consists of a mixture of in-studio performances, festivals, concerts, and celebrity interviews featuring original programming as well as documentary programs. JAZZ CENTRAL, a concert-styled show highlighting various instrumental and vocal jazz artists, enjoys particular popularity on BET JAZZ as do THE SINATRA COLLECTION, a licensed program showcasing the performances of Frank Sinatra, and LATIN BEAT, an original program which features Latin jazz, bossa nova, samba and merengue.

        Both the BET CABLE NETWORK and BET JAZZ derive their revenues from the sale of advertising time on the network and from subscription fees generated by license of the network to cable television operators, DTH and other distributors. As of December 31, 2001, according to the Nielsen Media Research report, the BET CABLE NETWORK reached approximately 70.8 million domestic subscriber households. BET JAZZ is marketed to a niche audience and is made available on both digital and analog distribution platforms.

        BET EVENT PRODUCTIONS produces special musical events and festivals featuring such music genres as jazz, Latin jazz and rhythm & blues. The services provided by BET EVENT PRODUCTIONS include event management; venue selection; talent recruitment and sound, light and stage production. BET EVENT PRODUCTIONS also supports the production needs of BET JAZZ. BET BOOKS® is BET's book publishing division and the country's leading publisher of romance books for the African-American market. BET BOOKS' revenues are generated by book sales through a subscriber book club, retail outlets, discount stores and on-line book merchants.

        BET has a minority interest in BET INTERACTIVE, LLC, a company that operates BET.com, which provides news, personal finance, health, entertainment, music and artist information, and articles tailored to the unique interests and issues of African-Americans. BET.com also provides program schedules for the BET CABLE NETWORK and BET JAZZ as well as information on promotional events. In December 2001, BET.com attracted approximately 700,000 unique visitors, according to Nielsen/NetRatings. BET.com was named "Best African-American Site" for two consecutive years by Yahoo! Internet Life Magazine.

        Showtime Networks Inc.    SNI owns and operates three commercial-free, premium subscription television program services in the U.S.: SHOWTIME, offering recently released theatrical feature films, original motion pictures and series, family entertainment, and boxing and other special events; THE MOVIE CHANNEL™, offering recently released theatrical feature films and related programming; and FLIX®, offering theatrical feature films primarily from the 70s, 80s and 90s as well as selected other titles. At December 31, 2001, SHOWTIME, THE MOVIE CHANNEL and FLIX, in the aggregate, had approximately 31.3 million subscriptions in the 50 states and certain U.S. territories. SUNDANCE CHANNEL®, a venture (among SNI, an affiliate of Robert Redford and Universal Studios) managed by SNI, is a commercial-free premium subscription television program service in the U.S., dedicated to independent film, featuring top-quality American independent films, documentaries, foreign and classic art films, shorts and animation, with an emphasis on recently released titles.

        SNI also owns and operates several multiplexed versions of SHOWTIME and THE MOVIE CHANNEL in the U.S., including SHOWTIME BEYOND®, a genre-based channel featuring sci-fi, horror and fantasy programming; SHOWTIME EXTREME®, a genre-based channel featuring action/adventure programming; SHOWTIME TOO™, a multiplexed channel of SHOWTIME, offering additional viewing choices of original programming and top-end theatrical features; SHOWTIME SHOWCASE, featuring the best of SHOWTIME's original programming; SHOWTIME NEXT™, a channel targeting 18-24 year-olds; SHOWTIME WOMEN™, focusing on women in front of and behind the camera; SHOWTIME FAMILYZONE™, a channel featuring no R-rated programming; and TMC XTRA, a multiplexed channel of THE MOVIE CHANNEL, counter-programmed to offer more and varied movie viewing choices. SNI also transmits a high definition television version of SHOWTIME. In addition, SNI owns an advertiser-supported basic television program service in Spain named SHOWTIME EXTREME® with Media Park, S.A., a leader in thematic channel production based in Barcelona. SNI also owns with Zone Vision Enterprises, Limited, a UK company, an advertiser-supported basic television program service in Turkey named SHOWTIME™.

        SNI also provides special events, such as sports and musical events, to licensees on a pay-per-view basis. SHOWTIME EVENT TELEVISION™ is a pay-per-view distributor of these special events, including high-profile boxing events. In addition to boxing, SHOWTIME EVENT TELEVISION has been instrumental in bringing other events to the viewing public, such as DORITOS PRESENTS DREW CAREY'S IMPROV ALL STARS, as well as numerous music concerts, including THE LAST KISS, SPICE GIRLS IN CONCERT—WILD!, THE BACKSTREET BOYS, TINA TURNER and THE ROLLING STONES.

        The costs of acquiring premium television rights to programming and producing original motion pictures and series are the principal expenses of SNI. In order to exhibit theatrical motion pictures on premium subscription television, SNI enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for SHOWTIME and THE MOVIE CHANNEL, from major or independent motion picture producers and other distributors. SNI's exhibition rights cover the U.S. and may, on a contract-by-contract basis, cover additional territories. SNI has the exclusive U.S. premium subscription television rights to all PARAMOUNT PICTURES' feature films theatrically released beginning January 1, 1998, as well as non-exclusive rights to certain titles from PARAMOUNT PICTURES' film library (see "Viacom Business Segments—Entertainment"). SNI also has significant theatrical motion picture license agreements with other motion picture producers and distributors, including Metro-Goldwyn-Mayer Studios Inc. ("MGM"), Artisan Pictures Inc., and Buena Vista Television (a subsidiary of The Walt Disney Company) for Dimension Films theatrical pictures, covering motion pictures initially theatrically released through various dates up to December 31, 2008. Theatrical motion pictures that are licensed to SNI on an exclusive basis are generally exhibited first on SHOWTIME and THE MOVIE CHANNEL after an initial period or "window" for theatrical, home video and pay-per-view exhibition and before the period commences for standard broadcast television and basic cable television exhibition. Many of the motion pictures which appear on FLIX have been previously available for standard broadcast and other exhibitions (but are shown on FLIX unedited and commercial-free).

        SNI also arranges for the development, production, acquisition and, in many cases, distribution of original programs, series and motion pictures. SNI's original series include THE CHRIS ISAAK SHOW, a critically acclaimed series featuring rock musician Chris Isaak; QUEER AS FOLK, a dramatic series focusing on the relationships, careers, loves and ambitions of a group of gay men and lesbians; RESURRECTION BLVD., the first English-language U.S. dramatic television series that predominantly features Hispanics both in front of and behind the camera; and SOUL FOOD, a series (based on the theatrical motion picture of the same name) that follows the struggles, rivalries and triumphs of a multi-generational African-American family. SNI's original programming has received numerous industry awards over the years, including the Academy of Television Arts and Sciences' prestigious Governor's Award for diversity in programming for 2001. As part of its original programming strategy, SNI premiered 31 original motion pictures on SHOWTIME and 2 original motion pictures on THE MOVIE CHANNEL in 2001, and expects to premiere approximately 24 original motion pictures on SHOWTIME in 2002. The producers of some of SNI's original motion pictures are given an opportunity to seek a theatrical release prior to such pictures' exhibition on SHOWTIME or THE MOVIE CHANNEL. If the producers are not successful in obtaining such a theatrical release, these pictures then premiere in the U.S. on SHOWTIME or THE MOVIE CHANNEL. SNI has entered into and plans to continue to enter into co-financing, co-production and/or co-distribution arrangements with other parties to reduce the net cost to SNI for its original motion pictures. In 2001, Hallmark Entertainment Distribution LLC, PARAMOUNT TELEVISION, MGM and Columbia TriStar Domestic Television were the predominant co-producers, co-financiers and co-distributors of SNI's original motion pictures, programs and series for that year. BLOCKBUSTER and SNI have an agreement whereby BLOCKBUSTER will license from SNI the exclusive domestic home video rights to up to 140 SNI original motion pictures and other programs through March 31, 2005.

        SNI derives revenue principally from the license of its networks to cable television operators, DTH and other distributors. The failure to renew agreements with these distributors on favorable terms or continued consolidation among cable and DTH distributors could have an adverse effect on SNI's revenues.

        Cable Networks Joint Ventures.    COMEDY CENTRAL®, a joint venture of the Company and Home Box Office ("HBO"), a unit of AOL Time Warner Inc., is an advertiser-supported basic cable television program service which features comedy programming, including SOUTH PARK. The Company is a joint venturer in GULF DTH ENTERTAINMENT LDC, a satellite direct-to-home platform offering the following channels in the Middle East: MTV, VH1, NICKELODEON, TV LAND and THE PARAMOUNT COMEDY CHANNEL™. A joint venture between NICKELODEON and Sesame Workshop (formerly Children's Television Workshop) operates NOGGIN, a 24-hour, seven-days-a-week, non-commercial children's program service, distributed primarily by digital cable and satellite, which includes a related online service. NOGGIN seeks to educate and entertain 2 to 12 year olds and their families. NOGGIN's programming line-up includes a mix of live action, news, animated and puppet shows, including many acclaimed series such as Sesame Street, Electric Company and BLUE'S CLUES after their initial network runs.

  Television

        The Television segment consists of the CBS and UPN television networks, its owned broadcast television stations, and the Company's television production and syndication business.

        Television Networks.    The CBS TELEVISION NETWORK™ through CBS NEWS™, CBS SPORTS™ and CBS ENTERTAINMENT™ distributes a comprehensive schedule of news and public affairs broadcasts, sports and entertainment programming, and feature films to more than 200 domestic affiliates, including 20 of the Company's owned and operated television stations, and to certain overseas affiliated stations. The affiliates serve, in the aggregate, all 50 states and the District of Columbia, reaching virtually every television home in the U.S. The CBS TELEVISION NETWORK is responsible for sales of advertising time for its network broadcasts.

        CBS NEWS operates a worldwide news organization, providing the CBS TELEVISION NETWORK and the CBS RADIO NETWORK® with regularly scheduled news and public affairs broadcasts, including 60 MINUTES, the pioneering news magazine now in its 34th year, and its offspring, 60 MINUTES II, the CBS EVENING NEWS WITH DAN RATHER, 48 HOURS, THE EARLY SHOW, FACE THE NATION, THE SATURDAY EARLY SHOW and CBS NEWS SUNDAY MORNING—as well as special reports. CBS NEWS maintains 18 news bureaus and offices around the world, in addition to its headquarters operations in New York City. CBS Radio News serves more than 2,000 radio stations with hourly newscasts, instant coverage of breaking stories, special reports, updates, features, customized reports and news feed material. Among its many features are "World News Roundup" and "The World Tonight." CBS News Productions, the off-network production company created by CBS NEWS, produces original nonfiction programming for domestic and international outlets, including the cable television, home video, CD-ROM, audio-book and in-flight markets, as well as schools and libraries.

        CBS SPORTS broadcasts comprehensive regular-season golf and college basketball lineups on network television, in addition to the NFL's American Football Conference schedule and championship games. Among the events CBS SPORTS airs are THE NFL TODAY; NCAA basketball, including the men's Final Four and the championship game; golf, including the Masters and PGA Championship; the U.S. Open Tennis Championships; college football; CBS SPORTS SPECTACULAR, including track and field and gymnastics, and NCAA championships, including the College World Series. Extending its franchises off the field, CBS SPORTS has launched a licensing program that will showcase its logo on apparel and sports equipment and has formed a marketing unit to develop licensing, merchandising, multimedia and other business opportunities for advertisers and event organizers.

        CBS ENTERTAINMENT is responsible for acquiring or developing and scheduling the entertainment programming presented on the CBS TELEVISION NETWORK which includes primetime comedy and drama series, new television movies and mini-series, theatrical films, specials, children's programs, daytime dramas, game shows and late-night programs. CBS ENTERTAINMENT introduced five dramas and two comedies in the 2001-2002 season, including THE AGENCY, THE EDUCATION OF MAX BICKFORD and THE GUARDIAN as well as the new reality-based series THE AMAZING RACE. Shows on the CBS TELEVISION NETWORK include EVERYBODY LOVES RAYMOND, CSI: CRIME SCENE INVESTIGATION, BECKER, THE KING OF QUEENS, THE DISTRICT, JUDGING AMY, TOUCHED BY AN ANGEL, JAG and FAMILY LAW. The Company also continued its reality-based SURVIVOR series, with SURVIVOR: THE AUSTRALIAN OUTBACK, SURVIVOR: AFRICA and SURVIVOR: MARQUESAS. The division presents a lineup of made for television movies, specials that includes THE GRAMMY AWARDS, THE COUNTRY MUSIC ASSOCIATION AWARDS and THE KENNEDY CENTER HONORS, and THE LATE SHOW WITH DAVID LETTERMAN. The CBS daytime lineup and the drama THE YOUNG AND THE RESTLESS have been rated number one in the daypart by Nielsen Media Research for 13 consecutive years.

        At December 31, 2001, the UPN NETWORK provided 25 hours of programming a week, including two-hour primetime programming blocks five nights per week, Monday through Friday. UPN's programming is provided to its affiliates in 184 U.S. television markets, reaching approximately 97% of all U.S. television households, including secondary affiliates. Nineteen of the Company's owned television stations are affiliates of UPN. In January 2002, management of the UPN NETWORK was integrated into CBS TELEVISION operations. UPN's 2001-2002 season includes four dramas, including BUFFY THE VAMPIRE SLAYER and ENTERPRISE. ENTERPRISE is the latest series in the STAR TREK® franchise. In addition, UPN's primetime schedule includes the new comedy ONE ON ONE as well as the returning series WWF SMACKDOWN! UPN also broadcasts a two-hour children's animated programming block six days a week.

        Through CBS.com, the Company operates Web sites which draw visitors from CBS TELEVISION NETWORK programming in all dayparts (daytime, primetime and late night) and in all genres (comedy, drama, reality, movies and mini-series, newsmagazines, hard news and morning news), and include local, national and international news; weather; sports; and information about CBS TELEVISION NETWORK programming. CBS.com maintains an Internet presence for every program on the CBS TELEVISION NETWORK and is the comprehensive source of information about the shows (including such features as David Letterman's "Top Ten" list). In 2001, CBS.com delivered more than one billion pageviews to online fans of the CBS TELEVISION NETWORK's programming. In 2001, as a result of the debut of CBS's reality show, SURVIVOR: THE AUSTRALIAN OUTBACK, CBS.com reached its highest visitor levels ever. Also, CBS.com provides links to a number of Web sites, including CBS.MarketWatch.com and CBS.SportsLine.com, which are published by entities in which the Company owns an equity interest.

        The Company holds minority investments in three public Internet companies: SportsLine.com, Inc. (NASDAQ: SPLN), a provider of Internet sports content and e-commerce, including operation of the CBS.SportsLine.com Internet site; MarketWatch.com, Inc. (NASDAQ: MKTW), a provider of business news, financial programming and analytic tools, including operation of the CBS.MarketWatch.com Internet site; and Hollywood Media Corp. (NASDAQ: HOLL), a provider of entertainment related information, content and ticketing services, including operation of the Hollywood.com Internet site.

        Television Stations.    The Company owns 34 television stations and 4 satellite stations, all of which operate under licenses granted by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The licenses are renewable every eight years.

        The Company's television stations are located in the 7 largest, and 15 of the top 20, television markets in the U.S. The Company has duopolies in 7 major markets: Philadelphia (market #4), San Francisco (market #5), Boston (market #6), Dallas (market #7), Detroit (market #10), Miami (market #15) and Pittsburgh (market #21). In February 2002, the Company announced an agreement to acquire KCAL-TV in Los Angeles. This acquisition, which is expected to close in mid-2002, will give the Company its second owned and operated station in Los Angeles and will bring to eight the number of major markets in which the Company will own two television broadcast stations. The Company-owned television stations reach approximately 44% of all U.S. television households, 39% of U.S. television households as measured by the FCC's national ownership rule. The FCC's order approving the merger of Viacom and CBS required that the Company be in compliance with the FCC's national ownership limitation of 35% by May 4, 2001. The Company challenged the rule in federal court and was granted a stay of the requirement to come into compliance with the limit pending an order of the court. On February 19, 2002, the court found the FCC's 1998 decision not to repeal or to modify the national ownership cap to be arbitrary and capricious and remanded the rule to the FCC for further consideration whether to repeal or modify the rule. On March 28, 2002, the FCC ordered that the Company has until 12 months after the issuance of a final FCC decision on the remand to file any application that may be necessary to come into compliance with any limits that may exist at that time.

        The stations produce news and broadcast public affairs and other programming to serve their local markets and offer CBS or UPN television network and syndicated programming. Many of the Company's television stations currently operate Web sites which promote the stations' programming, and provide news, information and entertainment, as well as other services.

        Currently, broadcast signals are, for the most part, transmitted in analog form. However, in April 1997, the FCC assigned each existing television station a six MHz channel to be used for the broadcast of digital television. The FCC adopted a time schedule under which stations are required (absent conditions beyond their control) to construct digital transmission facilities and begin digital operations. The schedule has staggered deadlines depending upon a station's market size and whether the station is affiliated with a major broadcast television network (CBS, ABC, FOX or NBC). Under the schedule, the Company was required to construct digital transmission facilities for its CBS network affiliated stations in the top 10 markets by May 1, 1999, and by November 1, 1999, for its CBS network affiliated stations in the 11th through 30th markets. The Company is currently transmitting digital broadcasts for these CBS network affiliated stations, as follows: New York, Los Angeles, Chicago (low power), Philadelphia, San Francisco, Boston, Dallas (low power), Detroit, Minneapolis, Miami, Denver (low power), Pittsburgh and Baltimore. Stations identified as broadcasting at low power are broadcasting in the digital format, temporarily with a signal strength below the station's authorized power level. The Company is required to construct digital facilities for the five CBS network affiliated stations in markets below the top 30, as well as for its UPN network affiliated stations in all markets, by May 1, 2002. The Company is currently transmitting digital broadcasts for CBS network affiliated stations in Salt Lake City and Green Bay (low power) and UPN network affiliated stations in San Francisco, Dallas and Detroit.

Television Stations

        The table below sets forth the television stations owned by the Company as of March 1, 2002.

Station and Metropolitan Area Served(1)	Market Rank(2)	Type/ Channel	Network Affiliation
WCBS-TV	1	VHF/2	CBS
New York, NY
KCBS-TV	2	VHF/2	CBS
Los Angeles, CA
WBBM-TV	3	VHF/2	CBS
Chicago, IL
KYW-TV	4	VHF/3	CBS
Philadelphia, PA
WPSG-TV	4	UHF/57	UPN
Philadelphia, PA
KPIX-TV	5	VHF/5	CBS
San Francisco, CA
KBHK-TV	5	UHF/44	UPN
San Francisco, CA
WBZ-TV	6	VHF/4	CBS
Boston, MA
WSBK-TV	6	UHF/38	UPN
Boston, MA
KTVT-TV	7	VHF/11	CBS
Dallas-FT. Worth, TX
KTXA-TV	7	UHF/21	UPN
Dallas-FT. Worth, TX
WUPA-TV	9	UHF/69	UPN
Atlanta, GA
WKBD-TV	10	UHF/50	UPN
Detroit, MI
WWJ-TV	10	UHF/62	CBS
Detroit, MI
KSTW-TV	12	VHF/11	UPN
Seattle-Tacoma, WA
WCCO-TV	13	VHF/4	CBS
Minneapolis-St. Paul, MN
Satellites:
KCCO-TV(3)			CBS
Alexandria, MN
KCCW-TV(4)			CBS
Walker, MN
WTOG-TV	14	UHF/44	UPN
Tampa-St. Petersburg, Sarasota, FL
WFOR-TV	15	VHF/4	CBS
Miami-Ft. Lauderdale, FL
WBFS-TV	15	UHF/33	UPN
Miami-Ft. Lauderdale, FL
KCNC-TV	18	VHF/4	CBS
Denver, CO

KMAX-TV	19	UHF/31	UPN
Sacramento-Stockton-Modesto, CA
KDKA-TV	21	VHF/2	CBS
Pittsburgh, PA
WNPA-TV	21	UHF/19	UPN
Pittsburgh, PA
WJZ-TV	24	VHF/13	CBS
Baltimore, MD
WNDY-TV	25	UHF/23	UPN
Indianapolis, IN
WWHO-TV	34	UHF/53	UPN/WB	(5)
Columbus, OH
KUTV-TV	35	VHF/2	CBS
Salt Lake City, UT
Satellite:
KUSG-TV(6)			CBS
St. George, UT
WTVX-TV	40	UHF/34	UPN/WB	(7)
West Palm Beach-Ft. Pierce, FL
WGNT-TV	42	UHF/27	UPN
Norfolk, Portsmouth, Newport News, VA
WUPL-TV	43	UHF/54	UPN
New Orleans, LA
KAUT-TV	45	UHF/43	UPN
Oklahoma City, OK
WLWC-TV	49	UHF/28	UPN/WB	(8)
Providence, RI-New Bedford, MA
KEYE-TV	54	UHF/42	CBS
Austin, TX
WFRV-TV	69	VHF/5	CBS
Green Bay-Appleton, WI
Satellite:
WJMN-TV(9)	177		CBS
Escanaba, MI
WHDF-TV(10)	83	UHF/15	UPN
Huntsville-Decatur-Florence, AL

(1)
Metropolitan Area Served is Nielsen Media Research's Designated Market Area.
(2)
Market Rank based on September 2001 Nielsen Media Research U.S. Television Household Estimates as provided by BIA Media Access.
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
(8)
WLWC-TV's primary affiliation is with the UPN NETWORK. The station has a secondary affiliation with the WB network.
(9)
WJMN-TV is operated as a satellite station of WFRV-TV.
(10)
The Company owns an attributable 17.5% interest in WHDF-TV.

        Television Production and Syndication.    The Company, through CBS ENTERPRISES (including KING WORLD PRODUCTIONS and CBS BROADCAST INTERNATIONAL), PARAMOUNT TELEVISION, SPELLING TELEVISION® (including BIG TICKET TELEVISION®) and VIACOM PRODUCTIONS™ acquires or produces, and distributes programming worldwide including series, miniseries, specials and made-for-television movies primarily for broadcast on network television and exhibition on premium subscription services, and first-run and off-network syndicated programming.

        The Company's current network programming includes PHILLY (ABC); THE AGENCY (CBS); BABY BOB (CBS); BECKER (CBS); CSI: CRIME SCENE INVESTIGATION (CBS); THE DISTRICT (CBS); THE EDUCATION OF MAX BICKFORD (CBS); FAMILY LAW (CBS); FIRST MONDAY (CBS); THE GUARDIAN (CBS); JAG (CBS); ANDY RICHTER CONTROLS THE UNIVERSE (FOX); ED (NBC); FRASIER (NBC); ENTERPRISE (UPN); GIRLFRIENDS (UPN); ONE ON ONE (UPN); THE PARKERS (UPN); CHARMED (WB); THE JAMIE KENNEDY EXPERIMENT (WB); RAISING DAD (WB); SABRINA, THE TEENAGE WITCH (WB); and 7TH HEAVEN (WB). Generally, a network will license a specified number of episodes for exhibition on the network in the U.S. during a license period. The bulk of remaining distribution rights, including foreign and off-network syndication rights, are typically retained by the Company. The episodic network license fee is normally less than the costs of producing each series episode; however, the Company's objective is to recoup its costs and earn a profit through domestic syndication of episodes after their network runs and/or by obtaining international sales through its licensing operations. Foreign sales are generally made within one year of U.S. network runs. Generally, a series must have a network run of at least three or four years to be successfully sold in domestic syndication.

        In off-network syndication, the Company distributes such series as CAROLINE IN THE CITY; CLUELESS; DIAGNOSIS MURDER; EARLY EDITION; EVERYBODY LOVES RAYMOND; FRASIER; JAG; MOESHA; NASH BRIDGES; SABRINA, THE TEENAGE WITCH; 7TH HEAVEN; SISTER, SISTER; SPIN CITY; STAR TREK: VOYAGER and TOUCHED BY AN ANGEL. Outside the U.S., PARAMOUNT PICTURES INTERNATIONAL, WVI FILMS B.V. and CBS BROADCAST INTERNATIONAL distribute U.S. network series programming.

        The Company produces and/or distributes programming for first-run syndication which it sells directly to television stations in the U.S. on a market-by-market basis. The Company's first-run syndicated programming includes such shows as THE ANANDA LEWIS SHOW, BOB VILA'S HOME AGAIN, ENTERTAINMENT TONIGHT, HOLLYWOOD SQUARES, HOT TICKET, INSIDE EDITION, JEOPARDY!, JUDGE JOE BROWN, JUDGE JUDY, MARTHA STEWART LIVING, MAXIMUM EXPOSURE, THE MONTEL WILLIAMS SHOW, THE OPRAH WINFREY SHOW, RENDEZ-VIEW and WHEEL OF FORTUNE. The DR. PHIL SHOW and LIFE MOMENTS are scheduled to be launched commencing in September 2002. Outside of the U.S., CBS BROADCAST INTERNATIONAL, PARAMOUNT PICTURES INTERNATIONAL and WVI FILMS B.V. distribute first-run syndicated programming and license format rights to game shows.

        The Company produces and/or distributes original television programming for basic cable program services (such as the television series BEYOND CHANCE and THE DIVISION, on Lifetime), including for services in which the Company has an interest. It also produces and/or distributes for premium subscription services programming such as SOUL FOOD, RESURRECTION BLVD. and THE CHRIS ISAAK SHOW. The Company also co-produces and/or distributes original television programming for foreign television exhibition, including such shows as LARGO and MESSIAH.

        The recognition of revenues for license fees for completed television programming in syndication and on basic cable is similar to that of feature films exhibited on television with license fees recorded as revenue in the year that programming is available for exhibition which, among other reasons, may cause substantial fluctuation in the Television segment's operating results. At December 31, 2001, the unrecognized revenues attributable to television program license agreements were approximately $460.1 million, compared to approximately $622 million at December 31, 2000.

  Infinity

        Infinity's operations are focused on the out-of-home media business with operations in radio broadcasting through INFINITY RADIO, and outdoor advertising through VIACOM OUTDOOR. The Radio Stations and Outdoor Advertising Displays table below sets forth selected information with regard to Infinity's radio stations and outdoor advertising displays in the top 25 U.S. radio markets. Infinity benefits by offering both radio and outdoor advertising properties in the largest markets. Infinity characterizes its radio and outdoor advertising businesses as out-of-home because a majority of radio listening, and virtually all viewing of outdoor advertising, takes place in automobiles, transit systems, on the street and other locations outside the consumer's home. Infinity's strategy generally is to acquire out-of-home media properties in the largest markets.

        Infinity Radio.    INFINITY RADIO, consisting of 186 radio stations serving 41 markets, is one of the largest operators of radio stations in the U.S. Approximately 94% of the Company's radio stations are located in the 50 largest U.S. radio markets. INFINITY RADIO's focus on large markets makes it more appealing to advertisers, enables it to attract more highly skilled management, employees and on-air talent, and enables it to more efficiently manage its business and generate higher levels of cash flow than would be the case if it managed a larger number of smaller stations. Infinity owns the CBS RADIO NETWORK, which is managed by Westwood One, Inc.

        INFINITY RADIO seeks to maintain substantial diversity among its radio stations in many respects. The geographically wide-ranging stations serve diverse target demographics through a broad range of programming formats, such as rock, oldies, news/talk, adult contemporary, sports/talk and country, and INFINITY RADIO has established leading franchises in news, sports, and personality programming. The overall mix of each radio station's programming is designed to fit the station's specific format and serve its local community. This diversity provides advertisers with the convenience to select stations to reach a targeted demographic group or to select groups of stations to reach broad groups of consumers within and across markets. This diversity also reduces its dependence on any single station, local economy, format or advertiser. INFINITY RADIO's general programming strategy includes acquiring significant on-air talent and the rights to broadcast sports franchises and news content for its radio stations. This strategy, in addition to developing loyal audiences for its radio stations, creates the opportunity to obtain additional revenues from syndicating such programming franchises to other radio stations.

        Infinity owns approximately 15% of the common stock of Westwood One, Inc., which it manages pursuant to a management agreement. Westwood One is one of the leading producers and distributors of syndicated and network radio programming in the U.S. and distributes syndicated and network radio programming to the Company's radio stations as well as to competitors of Infinity.

        Outdoor Advertising.    VIACOM OUTDOOR sells advertising space on various media, including billboards, bulletins, buses, bus shelters and benches, trains, train platforms and terminals throughout commuter rail systems, mall posters and phone kiosks. It has outdoor advertising operations in more than 90 markets in North America, including all 50 of the largest metropolitan markets in the U.S., 14 of the 15 largest metropolitan markets in Canada and all of the 45 largest metropolitan markets in Mexico. Additionally, the Company has the exclusive rights to manage advertising space within the London Underground and on more than 90% of the buses in London and the United Kingdom, has the exclusive rights to transit advertising in the Republic of Ireland and parts of Northern Ireland, and has a variety of outdoor advertising displays in the Netherlands, France, Italy, Spain and Finland.

        The substantial majority of Infinity's radio and outdoor advertising revenues are generated from the sale of local, regional and national advertising. The major categories of out-of-home advertisers include: automotive, retail, healthcare, telecommunications, fast food, beverage, movies, entertainment and services. Seasonal revenue fluctuations are common in the out-of-home media industry and are primarily the result of fluctuations in advertising expenditures by retailers. Infinity's revenues are typically lowest in the first quarter and highest in the fourth quarter.

Radio Stations and Outdoor Advertising Displays

        The following table sets forth certain selected information with regard to the Company's radio stations and outdoor advertising displays in the top 25 U.S. markets as of March 1, 2002:

		Radio			Outdoor
Market	2001 Market Rank By Metro Area Population(1)
		Stations	AM/FM	Format	Display Type
New York, NY	1	WCBS-FM	FM	Oldies	Bus, Bus Shelters, Rail, Kiosks,
		WCBS	AM	News	Billboards, Walls, Trestles,
		WFAN	AM	Sports	"Spectacular Signage,"
		WINS	AM	News	Bulletins, Posters, Mall
		WNEW	FM	Talk	Posters
		WXRK	FM	Alternative Rock
Los Angeles, CA	2	KCBS-FM	FM	Classic Rock	Bus, Bus Shelters, Kiosks,
		KFWB	AM	News	Beach Panels, Bulletins, Walls,
		KLSX	FM	Talk	Posters, Mall Posters
		KNX	AM	News
		KROQ	FM	Alternative Rock
		KRTH	FM	Oldies
		KTWV	FM	Smooth Jazz
Chicago, IL	3	WBBM-FM	FM	Contemporary Hit, Radio/Dance	Bus, Bus Shelters, Rail, Bulletins, Posters, Mall Posters
		WBBM	AM	News
		WCKG	FM	Talk
		WJMK	FM	Oldies
		WSCR	AM	Sports
		WUSN	FM	Country
		WXRT	FM	Adult Alternative Rock
San Francisco, CA	4	KCBS	AM	News	Bus, Bus Shelters, Rail, Cable
		KFRC-FM	FM	Oldies	Cars, Bulletins, Walls, Posters,
		KFRC	AM	Oldies	Mall Posters
		KITS	FM	Alternative Rock
		KLLC	FM	Modern Adult Contemporary
		KYCY	AM	Talk
		KKWV	FM	Country
Dallas—Fort Worth, TX	5	KHVN	AM	Gospel	Bulletins, Mall Posters
		KLUV	FM	Oldies
		KOAI	FM	Jazz
		KRBV	FM	Rhythmic Contemporary Hits
		KRLD	AM	News/Talk
		KVIL	FM	Adult Contemporary
		KYNG	FM	Talk
Philadelphia, PA	6	KYW	AM	News	Bus, Bus Shelters, Rail,
		WIP	AM	Sports	Bulletins, Mall Posters,
		WOGL	FM	Oldies
		WPHT	AM	Talk
		WYSP	FM	Rock
Washington, D.C.	7	WARW	FM	Classic Rock	Bus, Rail, Mall Posters
		WHFS	FM	Alternative Rock
		WJFK-FM	FM	Talk
		WPGC-FM	FM	Urban Contemporary
		WPGC	AM	Gospel
Boston, MA	8	WBCN	FM	Alternative	Bus, Rail, Mall Posters
		WBMX	FM	Modern Adult Contemporary
		WBZ	AM	News/Talk
		WODS	FM	Oldies
		WZLX	FM	Classic Rock

Houston, TX	9	KIKK-FM	FM	Country	Bulletins, Mall Posters
		KIKK	AM	Business
		KILT-FM	FM	Country
		KILT	AM	Sports
Detroit, MI	10	WKRK	FM	Talk	Bus, Bus Shelters, Bulletins,
		WOMC	FM	Oldies	Posters, Mall Posters
		WVMV	FM	Smooth Jazz
		WWJ	AM	News
		WXYT	AM	Sports
		WYCD	FM	Country
Atlanta, GA	11	WAOK	AM	Gospel	Bus, Bus Shelters, Rail,
		WVEE	FM	Urban Contemporary	Bulletins, Posters, Mall Posters
		WZGC	FM	Classic Rock
Miami-Ft. Lauderdale, FL	12	—	—	—	Bulletins, Mall Posters
Seattle-Tacoma, WA	14	KBKS	FM	Country	Bus, Bulletins, Mall Posters
		KMPS	FM	Country
		KYCW	AM	Adult Contemporary Hit Radio
		KYPT	FM	80's Pop Rock
		KZOK	FM	Classic Rock
Phoenix, AZ	15	KOOL	FM	Oldies	Bus Shelters, Bulletins,
		KZON	FM	Alternative Rock	Posters, Mall Posters
		KMLE	FM	Country
Minneapolis, MN	16	WCCO	AM	News/Talk	Bus, Bulletins, Mall Posters
		WLTE	FM	Adult Contemporary
		WXPT	FM	Modern Adult Contemporary
		KCCO	AM	Business Talk
San Diego, CA	17	KPLN	FM	Classic Rock	Bus, Bus Shelters, Bulletins,
		KYXY	FM	Adult Contemporary	Posters, Mall Posters
Nassau-Suffolk, NY	18	—	—	—	Bus, Bulletins
St. Louis, MO	19	KEZK	FM	Soft Rock	Bulletins, Posters, Mall Posters
		KMOX	AM	News/Talk
		KYKY	FM	Adult Contemporary Hot
Baltimore, MD	20	WBGR	AM	Gospel	Mall Posters
		WBMD	AM	Religion
		WJFK	AM	Talk
		WLIF	FM	Lite Music
		WQSR	FM	Oldies
		WWMX	FM	Hot Adult Contemporary
		WXYV	FM	Urban
Tampa-St. Petersburg, FL	21	WLLD	FM	Rhythmic Contemporary Hit Radio	Bulletins, Mall Posters
		WQYK-FM	FM	Country
		WQYK	AM	Sports/Talk
		WYUU	FM	Oldies
		WRBQ	FM	Country
		WSJT	FM	Smooth Jazz
Denver, CO	22	KDJM	FM	Jammin' Oldies	Bus Benches, Bulletins, Posters,
		KIMN	FM	Adult Contemporary	Mall Posters
		KXKL	FM	Oldies
Pittsburgh, PA	23	KDKA	AM	News/Talk	Bus, Bulletins, Mall Posters
		WBZZ	FM	Contemporary Hit Radio Top 40
		WDSY	FM	Country
		WZPT	FM	Hot Adult Contemporary

Portland, OR	24	KVMX	FM	80's Pop Rock	Bulletins, Mall Posters
		KINK	FM	Adult Album Alternative
		KLTH	FM	Smooth Jazz
		KUFO-FM	FM	Album Oriented Rock
		KUPL-FM	FM	Country
		KUFO	AM	Talk
Cleveland, OH	25	WNCX	FM	Classic Rock	Bus, Bulletins, Mall Posters
		WDOK	FM	Soft Adult Contemporary
		WQAL	FM	Hot Adult Contemporary
		WXTM	FM	Alternative Rock

(1)
Market Rank based on Fall 2001 Market Survey Schedule and Population Ranking as provided by Arbitron Radio.

  Entertainment

        The Entertainment segment's principal businesses are PARAMOUNT PICTURES, which produces and distributes motion pictures; PARAMOUNT PARKS, which operates five regional theme parks and a themed attraction in the U.S. and Canada; FAMOUS PLAYERS®, which operates movie theaters in Canada; and FAMOUS MUSIC®.

        Theatrical Motion Pictures.    Through PARAMOUNT PICTURES, the Company produces, finances and distributes feature motion pictures. Motion pictures are produced by PARAMOUNT PICTURES, produced by independent producers and financed in whole or in part by PARAMOUNT PICTURES, or produced by others and distributed by PARAMOUNT PICTURES. Each picture is a separate and distinct product with its financial success dependent upon many factors, among which cost and public response are of fundamental importance. In general, motion pictures produced or acquired for distribution by PARAMOUNT PICTURES are exhibited in U.S. and foreign theaters followed by videocassettes and DVDs, pay-per-view television, premium subscription television, network television, basic cable television and syndicated television exploitation. During 2001, PARAMOUNT PICTURES produced, co-produced or acquired, and theatrically released 14 feature motion pictures in the U.S., including DOWN TO EARTH, ALONG CAME A SPIDER, ENEMY AT THE GATES, LARA CROFT: TOMB RAIDER, THE SCORE, RAT RACE and VANILLA SKY, and SAVE THE LAST DANCE presented with MTV FILMS; ZOOLANDER produced by VH1 FILMS™; and JIMMY NEUTRON: BOY GENIUS produced by NICKELODEON MOVIES, each in association with PARAMOUNT PICTURES. PARAMOUNT PICTURES currently plans to release approximately 18 films in 2002 (which release plans may change due to a variety of factors), including WE WERE SOLDIERS, which was released in March 2002, THE SUM OF ALL FEARS and STAR TREK: NEMESIS; CLOCKSTOPPERS, HEY ARNOLD! THE MOVIE, and THE WILD THORNBERRYS MOVIE, produced by NICKELODEON MOVIES; ORANGE COUNTY, produced by MTV FILMS in association with PARAMOUNT PICTURES, which was released in January 2002; and CROSSROADS, presented in association with MTV FILMS, which was released in February 2002.

        PARAMOUNT CLASSICS™, a division of PARAMOUNT PICTURES, released seven films in 2001, including AN AMERICAN RHAPSODY, MY FIRST MISTER, FOCUS and SIDEWALKS OF NEW YORK. PARAMOUNT CLASSICS was established to handle the distribution of specialized film product that may require alternative release strategies from films generally distributed by PARAMOUNT PICTURES. PARAMOUNT CLASSICS currently plans to release approximately eight titles in 2002 (which release plans may change due to a variety of factors).

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

        PARAMOUNT PICTURES generally distributes its motion pictures for theatrical release outside the U.S. and Canada through United International Pictures ("UIP"), a company owned by the Company and an affiliate of Universal Studios, Inc. ("Universal"). Pursuant to an agreement, UIP will continue to distribute each studio's films through 2006. PARAMOUNT PICTURES distributes its motion pictures on videocassettes and DVDs in the U.S. and Canada through PARAMOUNT HOME ENTERTAINMENT™ and outside the U.S. and Canada, generally through PARAMOUNT HOME ENTERTAINMENT INTERNATIONAL. Commencing April 2000, PARAMOUNT HOME ENTERTAINMENT INTERNATIONAL started releasing pictures in DVD format in Europe and Japan. PARAMOUNT PICTURES' feature films initially theatrically released in the U.S. on or after January 1, 1998 are exhibited exclusively (to U.S. premium subscription television) on SHOWTIME and THE MOVIE CHANNEL. PARAMOUNT PICTURES also distributes its motion pictures for premium subscription, free and basic cable television release outside the U.S. and Canada and licenses its motion pictures to residential and hotel/motel pay-per-view, airlines, schools and universities.

        In addition to premium subscription television, most motion pictures are also licensed for exhibition on broadcast and/or basic cable television, with fees generally collected in installments. All of the above license fees for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the year that licensed films are available for such exhibition, which, among other reasons, may cause substantial fluctuation in PARAMOUNT PICTURES' operating results. At both December 31, 2000 and December 31, 2001, the unrecognized revenues attributable to such licensing of completed films from PARAMOUNT PICTURES' license agreements were approximately $1.0 billion. At December 31, 2001, PARAMOUNT PICTURES had approximately 1,000 motion pictures in its library. The Company also has a library of additional motion picture titles, most of which comprise the SPELLING ENTERTAINMENT™ library.

        Through PARAMOUNT PICTURES and various of its affiliates, the Company is a joint venturer in a number of international program services, including THE PARAMOUNT COMEDY CHANNEL™ in the U.K., an afternoon and nighttime (including primetime) program service featuring comedies and films, which is a joint venture with BSkyB. The Company also offers THE PARAMOUNT COMEDY CHANNEL® in Spain, a wholly owned, 24-hour program service, including a NICKELODEON program segment.

        Theatrical Exhibition.    The Company's movie theater operations consist primarily of FAMOUS PLAYERS in Canada and United Cinemas International ("UCI") in Europe, Latin America and Asia. At December 31, 2001, FAMOUS PLAYERS, a wholly owned subsidiary of the Company, operated approximately 853 screens in 94 theaters across Canada. UCI, a 50%-owned joint venture of entities affiliated with the Company and Universal, operated as of December 31, 2001, approximately 1,091 screens in 120 theaters in the U.K., Ireland, Germany, Austria, Spain, Japan, Italy, Poland, Argentina, Brazil, Panama and Taiwan.

        Music Publishing.    The FAMOUS MUSIC publishing companies own, control and/or administer all or a portion of the copyright rights to more than 125,000 musical works (songs, scores, cues). These rights include the right to license and exploit such works, as well as the right to collect income generated by such licensing and exploitation.

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

        Parks.    PARAMOUNT PARKS owns and operates five regional theme parks and a themed attraction in the U.S. and Canada: PARAMOUNT'S CAROWINDS®, in Charlotte, North Carolina; PARAMOUNT'S GREAT AMERICA™, in Santa Clara, California; PARAMOUNT'S KINGS

DOMINION™, located near Richmond, Virginia; PARAMOUNT'S KINGS ISLAND™, located near Cincinnati, Ohio; PARAMOUNT CANADA'S WONDERLAND®, located near Toronto, Ontario; and STAR TREK: THE EXPERIENCE®, at the Las Vegas Hilton, a futuristic, interactive environment based on the popular television and movie series. Each of the theme parks features attractions, products and live shows based on various intellectual properties of the Company. In Fall 2001, PARAMOUNT PARKS entered into a long-term agreement to manage and operate Terra Mítica, a theme park located in the province of Valencia in Benidorm, Spain.

        A substantial amount of the theme parks' income is generated during its seasonal operating period. Factors such as local economic conditions, competitors and their actions, and extreme weather conditions during the operating season may impact the business' performance.

  Video

        The Company operates in the home video retail business, which includes both rental and sale of videocassette ("VHS") and DVD product as well as the rental and sale of video games, through its approximately 81% equity interest in Blockbuster Inc. As of December 31, 2001, BLOCKBUSTER operated approximately 6,400 stores and its franchisees and a joint venture in which BLOCKBUSTER owns a minority interest operated approximately 1,600 stores in the U.S., its territories and 26 other countries. BLOCKBUSTER also operates a Web site, Blockbuster.com, primarily for the purpose of supporting its brand and its stores through promotional devices.

        In its stores, which operate primarily under the highly recognized BLOCKBUSTER brand name, BLOCKBUSTER offers movies primarily for rental and also offers certain titles for purchase. Some previously viewed product is also offered for purchase. During 2001, BLOCKBUSTER re-merchandised its stores to capitalize on the higher margin, fast growing DVD format and the next generation of video games by expanding its DVD copy depth and title selection, reconfiguring its stores to highlight DVD titles, and dedicating more of its store space to new game formats and other new initiatives. Approximately 81% and 71% of 2000 and 2001 total rental revenues, respectively, were derived from VHS product and approximately 7% and 19%, respectively, from DVD product. In the fourth quarter of 2001, approximately 65% of total rental revenues was derived from VHS product and approximately 23% from DVD product. BLOCKBUSTER also markets DIRECTV System equipment and DIRECTV® programming packages in over 4,200 of its U.S. stores and introduced a co-branded pay-per-view service with DIRECTV during 2001.

        A competitive advantage that home video retailers, including BLOCKBUSTER, currently enjoy over most other movie distribution channels, except theatrical release, is the early timing of their "distribution window." Motion picture studios make their movies available to home video retailers for specified periods of time after their initial theatrical release. This distribution window is typically exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, premium television, basic cable and network and syndicated television. The length of this distribution window for home video retailers varies, but has typically ranged from about 45-60 days for domestic video retailers. Thereafter, movies are made sequentially available to television distribution channels.

        Studios have traditionally released VHS titles that they want to promote primarily for rental at relatively high wholesale prices. The period during which the titles are released at higher prices is commonly referred to as the "rental window," because the prices are too high to generate consumer demand for purchasing them. In contrast, the studios are releasing movies on DVD at relatively low initial prices, called "sell-through" pricing, and are promoting DVDs for both purchase and rental from the beginning of the distribution window. Studios have traditionally reserved sell-through pricing on VHS product to titles that have mass ownership appeal, such as children's movies or movies that generate high box office returns. Mass merchant retailers are generally much more competitive with regard to sell-through titles than videocassettes priced for rental.

        Major studios, including PARAMOUNT PICTURES, have entered into VHS revenue-sharing and copy depth arrangements with wholesalers and directly with several video retailers, including BLOCKBUSTER, in order to facilitate a sufficient number of copies of VHS to better satisfy consumer demand, particularly during the early part of the video distribution window. Under these arrangements, generally, BLOCKBUSTER may be required to purchase certain minimum amounts of a studio's output for a specified period of time, and BLOCKBUSTER is permitted to acquire VHS titles for minimal up-front payments, with a percentage of the rental revenues shared with the studios over an agreed upon period of time. These VHS revenue-sharing arrangements are not as significant to BLOCKBUSTER's business as they have been historically due to the increasing importance of DVD product. BLOCKBUSTER has begun purchasing some DVD product through revenue-sharing arrangements, which could result in a rental window or other changes in the DVD business model. The current sell-through pricing for DVDs has enabled video retailers such as BLOCKBUSTER to purchase substantial quantities of DVDs with or without sharing revenue with the studios. The availability of DVDs for both sale and rental has served to accelerate consumer interest in the format. However, it has also served to increase competition from mass merchant retailers.

        BLOCKBUSTER rents video game consoles and DVD players in most of its U.S. stores. In addition, in December 2001, BLOCKBUSTER began selling DVD players in order to promote the format. In 2002, BLOCKBUSTER has also begun selling video game consoles in a limited number of stores.

        BLOCKBUSTER receives substantially all of its videocassettes, DVDs and games at its 850,000 square foot distribution center located near Dallas, Texas and distributes them directly to its stores. BLOCKBUSTER's franchisees are generally responsible for obtaining their own supplies and coordinating their own distribution system unless they participate under BLOCKBUSTER's revenue- sharing arrangements.

        There is a distinct seasonal pattern to the home video and video games business, with particularly weaker business in April and May, due in part to improved weather and Daylight Saving Time, and in September and October, due in part to the start of school and the introduction of new television programs.

  Publishing

        SIMON & SCHUSTER publishes and distributes consumer hardcover books, trade paperbacks, mass-market paperbacks, children's books, audiobooks, calendars, electronic books and CD-ROM products in the U.S. and internationally. SIMON & SCHUSTER's flagship imprints include SIMON & SCHUSTER, POCKET BOOKS, SCRIBNER and THE FREE PRESS. SIMON & SCHUSTER also develops special imprints and publishes titles based on MTV, VH1, NICKELODEON and PARAMOUNT PICTURES products and distributes products for other publishers. SIMON & SCHUSTER distributes its products directly and through third parties. SIMON & SCHUSTER also delivers content and promotes its products on Internet sites operated by various imprints or linked to individual titles.

        In 2001, SIMON & SCHUSTER published 98 titles which were New York Times bestsellers, including 14 New York Times number one bestsellers. Best-selling titles released by its Adult Publishing Group in 2001 include "DREAMCATCHER" by Stephen King; "JOHN ADAMS" by David McCullough; "ON THE STREET WHERE YOU LIVE" by Mary Higgins Clark; the National Book Award-winner "THE NOONDAY DEMON" by Andrew Solomon; "SELF MATTERS" by Phillip C. McGraw, Ph.D; "AN HOUR BEFORE DAYLIGHT" by Jimmy Carter; "MERCY" by Julie Garwood; "SEPARATION OF POWER" by Vince Flynn; "THE SUMMER HOUSE" by Jude Deveraux; "THE WILD BLUE" and "BAND OF BROTHERS" by Stephen Ambrose; and "GERMS" by Judith Miller, Stephen Engelberg and William Broad. Best-selling titles published by the Children's Publishing Division include "OLIVIA SAVES THE CIRCUS" by Ian Falconer and National Book Award-winner "TRUE BELIEVER" by Virginia Euwer Wolff, as well as a number of BOB THE BUILDER and JIMMY NEUTRON books, featuring the popular NICKELODEON characters.

        SIMON & SCHUSTER AUDIO® publishes audio editions of prominent works published by SIMON & SCHUSTER and by other publishers, as well as the PIMSLEUR® line of language instruction. Major titles released as audiobooks in 2001 include "JOHN ADAMS" by David McCullough, "LT'S THEORY OF PETS" by Stephen King, and "ENVY" by Sandra Brown. CD-ROM titles published by SIMON & SCHUSTER INTERACTIVE® in 2001 include "REAL WAR," "STAR TREK: DEEP SPACE 9: DOMINION WARS" and "PEARL HARBOR: ZERO HOUR."

        SIMON & SCHUSTER ONLINE™, through SimonSays.com, publishes original content, builds reader communities, and promotes and sells SIMON & SCHUSTER's books and products over the Internet. In 2001, SIMON & SCHUSTER ONLINE opened an eBookstore at its site, SimonSaysShop.com, to sell electronic versions of SIMON & SCHUSTER titles directly to consumers.

        International publishing includes the international distribution of English-language titles through SIMON & SCHUSTER UK™ and SIMON & SCHUSTER AUSTRALIA™ and other distributors, as well as the publication of local titles by SIMON & SCHUSTER UK and SIMON & SCHUSTER AUSTRALIA.

        The consumer publishing marketplace is subject to increased periods of demand in the summer months and during the end-of-year holiday season. Major new title releases drive a significant portion of SIMON & SCHUSTER's sales throughout the year. Consumer books are generally sold on a fully returnable basis, resulting in significant product returns. In the international markets, the Company is subject to global trends and local economic conditions. On January 31, 2002, the Company announced that its publishing operation would be integrated with the Viacom Entertainment Group. As a result, effective January 1, 2002, the Company will present its publishing business as part of the Entertainment segment.

Viacom Plus

        VIACOM PLUS is the Company's integrated advertising sales and marketing unit which represents all of the Company's business segments. VIACOM PLUS works to create long-term marketing relationships that use Viacom's multiple advertising platforms to build brands. Its programs are executed in cooperation with the sales and marketing organizations of the various Viacom businesses. Since its inception, VIACOM PLUS has generated programs with such companies as Procter & Gamble, Merrill Lynch, DaimlerChrysler, Taylor Made, Fidelity Investments, GlaxoSmithKline, Johnson & Johnson, Snapple and Home Depot.

Competition

        Corporate mergers consummated in recent years have resulted in greater consolidation in the entertainment industries, which may also present significant competitive challenges to several of the Company's businesses.

  Cable Networks

        MTV Networks.    MTVN services compete with other program services for channel space and compensation for carriage from cable television operators, DTH and other multichannel distributors. MTVN also competes for advertising revenue with other basic cable and broadcast television networks, radio, online and print media. For basic cable television networks such as the MTVN services, advertising revenues derived by each program service depend on the number of households subscribing to the service through local cable operators and other distributors in addition to household and demographic viewership as determined by research companies such as Nielsen Media Research. MTVN services also compete with other cable services and broadcast television for the acquisition of popular programming.

        Certain major record companies have launched music-based program services outside the U.S., including, but not limited to: Channel V, which is jointly owned and operated in Asia and Australia by Star TV and four major record labels; and Viva and Viva 2, German-language music channels distributed in

Germany and owned in large part by four major record labels. These music-based program services, as well as general entertainment and other program services, compete with MTVN's program services for distribution by cable, satellite and other systems, and for distribution license fees and advertising revenues.

        Children-oriented programming blocks are currently exhibited on a number of U.S. broadcast television networks, including, among others, "Fox Kids," "Kids' WB" and a Saturday morning block on ABC, all of which compete with NICKELODEON for advertising revenue. There are also a number of other U.S. cable television program services featuring children-oriented programming, including the Cartoon Network, the Disney Channel and the ABC Family Channel. In addition to the competition referred to above, NICKELODEON competes internationally with other television program services and blocks targeted at children for distribution by cable, satellite and other systems, and for distribution license fees and advertising revenue.

        With respect to MTVN's Web sites, the major record companies, which control the vast majority of recorded music, have started to engage in strategic arrangements, including business combinations, with Internet and Internet-related businesses for the online distribution and other commercialization of their music libraries and artist relationships.

        BET: Black Entertainment Television.    BET properties generally face competition for advertising revenue from other African-American-targeted media, including other cable networks that target BET's African-American audience; African-American-oriented radio stations; magazines such as Ebony, Black Enterprise, Jet and Essence; and black-oriented television. More specifically, the BET CABLE NETWORK and BET JAZZ compete with other cable programming services for available channel space and for subscriber fees from cable, DTH and other distributors. Consolidation among distributors has increased the intensity of this competition. The BET CABLE NETWORK and BET JAZZ also compete for advertising revenues with other national cable programming services, broadcast networks, local over-the-air television stations, broadcast radio and print media. In addition, BET EVENT PRODUCTIONS competes with other event production companies for events, venues, musical artists and sponsorship and advertising revenues. BET BOOKS competes with other publishers generally, and particularly with those publishers that target its specific audience.

        Showtime Networks Inc.    Competition among premium subscription television program services in the U.S. is primarily dependent on: (i) the acquisition and packaging of an adequate number of recently released quality motion pictures and the production, acquisition and packaging of original motion pictures, original series and other original programs; and (ii) the offering of prices, marketing and advertising support and other incentives to cable, DTH and other distributors for carriage so as to favorably position and package SNI's premium subscription television program services to subscribers. HBO is the dominant company in the U.S. premium subscription television category, offering two premium subscription television program services, the HBO service and Cinemax. SNI is second to HBO with a significantly smaller share of the premium subscription television category. Starz Encore Group L.L.C. owns the third principal premium subscription television program service in the U.S., Starz!, which features recently released motion pictures and competes with SNI's and HBO's premium program services.

  Television

        The television broadcast environment is highly competitive. The principal methods of competition in broadcast television are the acquisition of popular programming and the development of audience interest through programming and promotions in order to sell advertising at profitable rates. Broadcast networks like CBS and UPN compete for audience, advertising revenues and programming with other broadcast networks, independent television stations, basic cable program services as well as other media, including satellite television services, videocassettes, DVDs, print and the Internet. Television stations compete for programming and for advertising revenues with other stations in their respective coverage areas and, in some cases, with other station groups for programming, and in the case of advertising revenues, with other local and national media. In addition, the CBS and UPN television networks compete with other television networks to secure affiliations with independently owned television stations in markets across the country, which are necessary to ensure the effective distribution of network programming to a nationwide audience.

        Because an extended conversion to digital television broadcasting has begun, current and future technological developments may affect competition within the television marketplace. Technological developments that compress digital signals will increasingly permit the same broadcast, cable, or satellite channel to carry multiple video and data services which could result in an expanded field of competing services. Television broadcasters will continue to operate their current analog stations while gradually building and operating digital facilities concurrently on separate channels. In the U.S., the transition period from analog to digital transmission is expected to end in the year 2006, at which time the FCC expects that broadcasters will return one of their two channels, allowing that spectrum to be recovered for other uses (see "Viacom Business Segments—Regulation—Broadcasting").

        As a producer and distributor of programming, the Company competes with studios, television production groups, and independent producers and syndicators to sell programming both domestically and overseas.

  Infinity

        The Company's radio stations and outdoor advertising properties compete for audience, advertising revenues and programming directly with other radio stations and outdoor advertising companies, as well as with other media, such as broadcast television, newspapers, magazines, cable television, the Internet and direct mail, within their respective markets. The growth of Internet radio could bring increased competition, in part depending on the royalty rates for music used on Internet radio set by Copyright Arbitration Royalty Panels and/or through negotiations with rightsholders.

        The radio and outdoor advertising industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by terrestrial delivery of digital audio broadcasting. Recently, two satellite-delivered audio programming services launched, each providing up to 100 channels of pay audio services nationwide. While primarily pay services, advertising time will be sold on some of their channels. The FCC also has a pending proceeding which contemplates the use of digital technology by existing AM and FM radio broadcast stations to both improve sound quality and provide spectrum for enhanced data services to complement the existing programming service and provide new business opportunities for radio broadcasters. This digital technology is currently being tested on radio stations throughout the country, including certain stations owned by the Company. The FCC recently authorized a new low power FM service (LPFM) with the intent of creating opportunities for low cost neighborhood service on frequencies which would not interfere with existing stations. LPFM stations are not permitted to sell advertising time.

  Entertainment

        Theatrical Motion Pictures.    The Company competes with other major studios and independent film producers in the production and distribution of motion pictures, videocassettes and DVDs. PARAMOUNT PICTURES' competitive position primarily depends on the quality of the product produced, its distribution and marketing success, and public response. The Company also competes to obtain creative talent and story properties which are essential to the success of all of the Company's entertainment businesses.

        Parks.    During the last three years, the regional theme park industry has experienced increased consolidation. The Company must now compete in a business environment that is dominated by highly-capitalized, multi-park entertainment corporations. In order to compete effectively, the Company must differentiate its products through its access to entertainment intellectual property and brands and by investing capital to attract repeat customers. The Company believes that its intellectual properties enhance existing attractions and facilitate the development of new attractions, which encourage visitors to the PARAMOUNT PARKS theme parks and STAR TREK: THE EXPERIENCE at the Las Vegas Hilton. The Company's theme parks also compete with other forms of leisure entertainment.

  Video

        BLOCKBUSTER operates in a highly competitive environment. The Company believes that BLOCKBUSTER's most significant competition comes from (i) video stores and other retailers that rent or sell movies and (ii) providers of direct delivery home viewing entertainment.

        Video stores and other retailers that rent or sell movies include, among others, (i) local, regional and national video stores; (ii) mass merchant retailers; (iii) toy and entertainment retailers; (iv) supermarkets, pharmacies and convenience stores; and (v) online retailers and mail order services. The Company believes that the principal factors that BLOCKBUSTER faces in competing with video stores and other retailers are (a) convenience and visibility of store locations; (b) quality, quantity and variety of titles in the desired format; (c) pricing; and (d) customer service.

        With the development of new technologies, a competitive risk to BLOCKBUSTER's video store business comes from direct broadcast satellite and digital cable television. In response to this competition, in 2000 BLOCKBUSTER entered the direct broadcast satellite market through its alliance with DIRECTV (see "Viacom Business Segments—Video"). Direct broadcast satellite, digital cable and "traditional" cable providers not only offer numerous channels of conventional television, but they also offer pay-per-view movies which permit a subscriber to pay a fee to see a selected movie. Because of the increased availability of channels, direct broadcast satellite and digital cable providers have been able to enhance their pay-per-view business by (i) substantially increasing the number and variety of movies they can offer their subscribers on a pay-per-view basis; and (ii) providing more frequent and convenient start times for the most popular movies. Pay-per-view allows the consumer to avoid trips to the video store for rentals and returns of movies, which also eliminates the chance they will incur additional costs for keeping a movie beyond its initial rental term. However, pay-per-view also does not allow the consumer to start, stop and rewind the movie or fully control start times. As a result, some digital cable providers and a limited number of Internet content providers have begun implementing technology referred to as "video-on-demand," which technology transmits movies on demand with interactive capabilities such as start, stop and rewind. In addition, some cable providers are introducing subscription video-on-demand, which allows consumers to pay a flat fee per month for access to a selection of content with fast forward, stop and rewind capabilities.

        A competitive advantage that the home video retail industry currently enjoys over most other movie distribution channels, including pay-per-view, is the early timing of the video retail "distribution window" (see "Viacom Business Segments—Video"). In addition, there is currently a "rental window" for most VHS titles before they go into the sell-through market, which window prevents consumers from inexpensively buying a title aimed at the rental market for a period of time after a rental outlet receives it. This window does not currently exist for DVDs which has accelerated consumer interest in the format but has also served to increase competition from mass merchant retailers (see "Viacom Business Segments—Video"). BLOCKBUSTER's business could be negatively affected if the studios adversely change their distribution windows; the absence of a DVD rental window results in consumer preference for buying, rather than renting, movies; and/or new technologies become widely accepted by consumers.

  Publishing

        The consumer publishing business is highly competitive and has been affected by consolidation trends. Recent years have brought a number of significant mergers among the leading consumer publishers. The book superstore remains a significant factor in the industry contributing to the general trend toward consolidation in the retail channel. There have also been a number of mergers completed in the distribution channel.

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

        Copyright Treaties.    Delegates to the World Intellectual Property Organization adopted a proposed Copyright Treaty which has been ratified by 30 nations, including the U.S., and became effective on March 6, 2002. The Copyright Treaty updates the Berne Convention, last revised in 1971, and addresses copyright protection for new technologies that have emerged since that time. Because the Treaty includes important copyright protections for the digital transmission of content, the Treaty is likely to have a positive impact on the Company. The U.S. implementing legislation for the Copyright Treaty, known as the Digital Millennium Copyright Act ("DMCA") also affords important copyright protections, including civil and criminal penalties for the manufacture of, or trafficking in, devices that circumvent copyright protection technologies such as encryption and scrambling, and for the act of circumventing such technologies to gain unauthorized access to a copyrighted work. The DMCA also amends the U.S. Copyright Act (the "Copyright Act") by creating a new statutory license concerning certain rights related to digital transmissions of sound recordings. The statute provides that new statutory rates for each license will be set either through voluntary negotiations between the interested parties or through Copyright Arbitration Royalty Panels.

        Copyright Term Extension.    In October 1998, Congress passed legislation extending the copyright term an additional twenty years. The extended term is life of the author plus 70 years for authored works and 95 years for works-made-for-hire. This extension puts the U.S. copyright term on par with the European Community. Term extension should have a beneficial effect for the Company over time, including with respect to important publishing properties which otherwise would have passed into the public domain in the next several years. In February 2002, the U.S. Supreme Court agreed to review the constitutionality of Congress' action in extending the term.

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

          DTH.    In November 1999, Congress enacted legislation to extend and reform the Satellite Home Viewer Act (SHVA). The original SHVA legislation created a temporary compulsory license that allowed satellite carriers to import distant broadcast signals to those homes that were unable to receive their local broadcast signals. This distant signal compulsory license was set to expire at the end of 1999. Through the SHVA legislation, Congress extended the distant signal compulsory license until

  December 31, 2004, and set a statutory compulsory license fee for these distant signals. Up to this point, the DTH compulsory license fee was set through negotiations and binding arbitration. In addition, Congress created a new and permanent compulsory license for the retransmission of local broadcast signals back into the local market, the so-called "local-into-local" provision. Unlike the distant signal compulsory license, the local signal compulsory license is royalty-free.

        First Sale Doctrine.    The copyright "First Sale" doctrine provides that in the U.S. the owner of a legitimate copy of a copyrighted work may use or dispose of it in such manner as the owner sees fit, including by renting it. The First Sale doctrine does not apply to sound recordings or computer software (other than software made for a limited purpose computer, such as a video game platform) for which the Copyright Act vests a rental right (i.e., the right to control the rental of the copy) in the copyright holder. The repeal or limitation of the First Sale doctrine (or conversely, the creation of a rental right vested in the copyright holder) for audiovisual works or for computer software made for limited purpose computers would have an adverse impact in the U.S. on the Company's home video and game rental business. In August 2001, the U.S. Copyright Office released its study on the First Sale Doctrine in the digital age and determined that no changes were warranted. Outside of the U.S., the right to rent home video works is obtained through a blanket licensing arrangement.

        Domain Name Protections.    In 1999, Congress enacted legislation to address the practice of domain name piracy. The legislation is designed to limit the practice of registering an Internet address of an established trademark with the hopes of selling the Internet address to the affected company. This legislation, together with the Uniform Domain Name Dispute Resolution Policy, an online arbitration procedure which provides additional safeguards against such registrations, is particularly important since the recent introduction of additional top level domains may increase the number of domain name registrations.

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

        Program Access.    The "program access" provisions of the 1992 Cable Act impose certain pricing and other restrictions on vertically integrated program providers (those program services that are owned in whole or in part by cable operators or telephone companies) with respect to the provision of their program services to multichannel programming distributors, such as cable systems, SMATV systems, MMDS operators and DTH distributors. The program access provisions were intended to spur competition to cable providers by facilitating the access of cable competitors to programming owned by cable operators or their affiliates. The Company's wholly owned program services are not currently subject to the program access rules. Legislation that would extend the program access provisions to non-vertically integrated program services, if enacted, could adversely impact the Company's program services by reducing the Company's flexibility to negotiate the most favorable terms available for the distribution of its content. No such legislation is pending in Congress at this time.

        Online Music Royalties.    MTVN, on behalf of its Web sites, currently obtains much of its content from record labels, music publishers and artists. MTVN obtains certain rights to some of its content, such as performance rights of song composers and non-interactive rights to digital transmission of recordings, pursuant to statutory compulsory licenses. The royalties payable for such licenses are established periodically by Copyright Arbitration Royalty Panels.

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

  Broadcasting

        General.    Television and radio broadcasting are subject to the jurisdiction of the FCC under the Communications Act. The Communications Act prohibits the operation of broadcasting stations except under a license issued by the FCC and empowers the FCC, among other actions, to: issue, renew, revoke and modify broadcasting licenses; assign frequency bands; determine stations' frequencies, locations and operating power; regulate some of the equipment used by stations; adopt other regulations to carry out the provisions of the Communications Act; impose penalties for violation of such regulations; and impose annual fees as well as fees for processing applications and other administrative functions.

        Under the Communications Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with broadcast stations.

        License Assignments and Renewals.    The Communications Act requires prior approval for the assignment of a license or transfer of control of a licensee. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application. The FCC is authorized to renew broadcast licenses for terms of up to eight years. The Communications Act requires renewal of a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity; there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and there have been no other serious violations that taken together constitute a pattern of abuse.

        Ownership Regulation.    The Communications Act and FCC rules and regulations also regulate broadcast ownership. The FCC has promulgated rules that, among other matters, limit the ability of individuals and entities to own or have an official position or ownership interest, known as an attributable interest, above a specific level in broadcast stations as well as other specified mass media entities. The FCC's various broadcast ownership rules applicable to the Company are summarized below.

          Local Radio Ownership.    With respect to radio licenses, the maximum allowable number of stations that can be commonly owned in a market varies depending on the number of radio stations within that market, as determined using a method prescribed by the FCC. The FCC released a Notice of Proposed Rulemaking ("NPRM") in November 2001, which seeks comment on a wide range of issues relating to its rules and policies governing multiple ownership of radio stations in local markets. While the NPRM does not propose any specific rules, it asks questions about new regulatory approaches, focusing in particular on placing limits on consolidation based upon market advertising revenue share, which appear to be designed to address what the FCC perceives to be excessive consolidation of radio station ownership in mid-size and smaller markets, not the top 50 markets where INFINITY RADIO concentrates its radio holdings.

          Local Television Ownership.    The FCC's television duopoly rule permits parties to own television stations without regard to signal contour overlap provided they are located in separate markets, referred to as designated market areas. The rules also permit parties to own up to two television stations in the same designated market so long as at least eight independently owned and operating full-power television stations remain in the market at the time of acquisition and that at least one of the two stations is not among the top four-ranked stations in the market based on audience share. Further, without regard to numbers of remaining or independently owned TV stations, the FCC will permit television duopolies within the same designated market area so long as certain signal contours of the stations involved do not overlap.

          The Company has duopolies in the following seven television markets: Philadelphia, San Francisco, Boston, Dallas, Miami, Detroit, and Pittsburgh, and the announced agreement to acquire KCAL-TV in Los Angeles, expected to close mid-2002, will bring this number to eight.

          National Television Ownership Cap.    On the national level, the FCC imposes a 35% national audience reach cap for television ownership, under which one party may not have an attributable interest in television stations which reach more than 35 percent of all U.S. television households.

          After divestitures and station swaps following the merger with CBS, the television stations currently held by the Company have an aggregate national audience reach for purposes of the national ownership cap of approximately 39%. In connection with the Viacom/CBS merger, the FCC ordered the Company to come into compliance with the national television ownership cap by May 4, 2001. However, the Company challenged the national ownership limit in federal court and the FCC-mandated divestiture was stayed pending an order of the court. On February 19, 2002, the court found the FCC's 1998 decision not to repeal or to modify the national ownership cap to be arbitrary and capricious and remanded the rule to the FCC for further consideration whether to repeal or modify the rule. On March 28, 2002, the FCC ordered that the Company has until 12 months after the issuance of a final FCC decision on the remand to file any application that may be necessary to come into compliance with any limits that may exist at that time.

          Dual Network Rule.    In 1996, Congress directed the FCC to liberalize the dual network rule, which then generally prohibited television stations from affiliating with an entity that maintained more than one national network. In April 2001, the FCC eliminated the application of the dual network rule to the UPN and WB networks. As a result, the Company, which was temporarily permitted to own both CBS and UPN subject to programming separation requirements as a condition of the Commission's approval of the CBS merger, is now permitted to own both networks indefinitely and without restriction. The remaining provision of the current dual network rule prohibits any of the four major networks—ABC, CBS, FOX and NBC—from combining.

          Radio-Television Cross-Ownership.    The radio-television cross-ownership rule permits common ownership or control of a radio station, whether AM, FM or both, and a television station (or two television stations, if such combination is permitted by the local television ownership rule) in the same market. The rule embodies a graduated test based on the number of independently owned media voices in the local market. In the largest markets, common ownership of seven radio stations and one television station, or six radio stations and two television stations, is allowed.

          Attribution of Ownership.    Under the FCC's attribution rules, a direct or indirect purchaser of various types of securities of the Company could violate FCC regulations or policies if that purchaser owned or acquired an "attributable" interest in other media properties in a manner prohibited by the FCC. Under the FCC's rules, an "attributable" interest for purposes of the Commission's broadcast ownership rules generally includes: equity and debt interests which combined exceed 33% of a licensee's total assets, if the interest holder supplies more than 15% of total weekly programming, or is a same-market media entity, whether TV, radio, cable or newspaper; 5% or greater voting stock interest; 20% or greater voting stock interest, if the holder is a qualified passive investor; any equity interest in a limited liability company or limited partnership, unless properly "insulated" from management activities; and all officers and directors of a licensee and its direct or indirect parent.

          In a clarification of the attribution rules, which was issued in January 2001, the FCC eliminated the single majority shareholder exemption, which previously had rendered as non-attributable interests up to 49% if the licensee is controlled by a single majority shareholder. Minority interests acquired prior to December 14, 2000 were grandfathered. In December 2001, following a court decision which found the FCC's elimination of the exemption to be arbitrary and capricious, the FCC reinstated the single majority shareholder exemption pending the outcome of a rule making to reconsider this matter.

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

        Digital Television Service.    The FCC has taken a number of steps to implement digital television broadcasting service in the U.S. The FCC has adopted a digital television table of allotments that provides all authorized television stations with a second channel on which to broadcast a digital television signal. The FCC has attempted to provide digital television coverage areas that are comparable to stations' existing service areas. The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high definition television, multiple channels of standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard.

        The FCC required affiliates of ABC, CBS, FOX and NBC in the top 10 television markets to begin digital broadcasting by May 1, 1999. Affiliates of the four major networks in the top 30 markets were required to begin digital broadcasting by November 1, 1999, and all other commercial broadcasters must do so by May 1, 2002. The FCC's plan calls for the digital television transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. As provided by statute, however, the FCC is required to extend the end of the transition at the request of individual broadcast licensees on a market-by-market basis if one or more of the four largest network stations or affiliates is not broadcasting in digital, digital-to-analog converter technology is not generally available, or 15% or more television households are not receiving a digital signal. The Company will incur considerable costs in the conversion to digital television and is unable to predict the extent or timing of consumer demand for any such digital television services.

        Cable and Satellite Carriage of Television Broadcast Stations.    Under the 1992 Cable Act and implementing FCC regulations, cable television operators are prohibited from retransmitting the signal of a commercial television station unless the station consents or chooses mandatory carriage. Every three years, each station must elect, with respect to cable systems within its designated market area, either "must carry" status, pursuant to which the cable system's carriage of the station is mandatory, or "retransmission consent," pursuant to which the station gives up its right to mandatory carriage in order to seek consideration in return for consenting to carriage. When stations elect mandatory carriage, cable operators are required to carry them on a tier of service provided to every subscriber, and in certain channel positions designated in the 1992 law. Cable operators are prohibited from degrading a television station's signal, but are not required to carry duplicative signals or video that is not considered primary. Television stations may file complaints with the Commission against cable operators for non-compliance with the mandatory carriage requirements; in addition, both cable operators and television stations may file petitions with the Commission either to expand or to contract a commercial television station's market for broadcast signal carriage purposes.

        In 1999, Congress enacted the Satellite Home Viewer Improvements Act (SHVIA), which permits satellite carriers to retransmit a local television station's signal into its local market without copyright liability, subject to the consent of the local broadcaster. Further, until the end of 2004, the satellite carrier may retransmit distant network signals to certain households unserved by local network affiliates. Finally, beginning on January 1, 2002, satellite carriers were required to carry the signals of all local broadcast stations, if they so request, in local markets in which the satellite carrier carries at least one signal under the local-to-local compulsory license. Every three years, each station must elect "must carry" or "retransmission consent" status, in a manner similar to that described above with respect to cable systems. Almost all of the Company's owned and operated television stations are being transmitted into their local markets by the two major satellite carriers, either through retransmission consent agreements or mandatory carriage obligations.

        The foregoing relates to cable and satellite carriage of analog television broadcast stations. Although a single programming stream transmitted by each digital television station will be required to be carried on both distribution platforms after the end of the digital television transition period, the FCC has tentatively concluded that cable operators will not be required to carry both a station's analog and digital signal during the transition period. The FCC has not yet decided whether to require satellite carriage of both analog and digital broadcast signals during the transition period.

        Digital Audio Radio Service and Low Power FM.    The FCC has authorized or is considering authorizing various digital audio radio services. In January 1995, the FCC adopted rules to allocate spectrum for satellite-delivered digital audio radio services (DARS). Recently, two satellite-delivered audio programming services launched, each providing up to 100 channels of pay audio services nationwide. While primarily pay services, advertising time will be sold on some of their channels. The FCC also has a pending proceeding which contemplates the use of digital technology by existing AM and FM radio broadcast stations to both improve sound quality and provide spectrum for enhanced data services to complement the existing programming service and provide new business opportunities for radio broadcasters. This digital technology is currently being tested on radio stations throughout the country, including certain stations owned by the Company. The Company cannot predict the impact of either DARS or terrestrial digital audio radio services on its business. The Company has an ownership interest in iBiquity Digital Corporation, which is now the only entity developing the technology for in-band on-channel digital audio terrestrial transmissions by existing radio stations.

        The FCC established a new low power FM service (LPFM) on January 20, 2000, which envisions stations that would operate in the existing FM band to provide small area, localized service. LPFM applicants are eligible for LPFM licenses only if their proposed stations fully protect full service FM stations (and FM translator stations). At this time, the Company cannot predict the impact, if any, that LPFM authorizations might have on the Company's broadcast operations.

  Outdoor Advertising

        The outdoor advertising industry is subject to extensive governmental regulation in the U.S. at the federal, state and local levels. These regulations include restrictions on the construction, repair, upgrading, height, size and location of and, in some instances, content of advertising copy being displayed on outdoor advertising structures.

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

  Video

        BLOCKBUSTER is subject to various regulations affecting its business, including state and local advertising, consumer protection, credit protection, licensing, zoning, land use, construction, environmental, and minimum wage and other labor and employment regulations. BLOCKBUSTER must also comply with various federal, state and local laws that govern the access and use of its video stores by disabled people and the disclosure and retention of video rental records.

        BLOCKBUSTER is also subject to the Trade Regulation Rule of the Federal Trade Commission entitled "Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures" and state laws and regulations that govern (i) the offer and sale of franchises and (ii) franchise relationships. These regulations require BLOCKBUSTER to furnish each prospective franchisee with a current franchise offering circular prior to the offer or sale of a franchise. In addition, a number of states require that BLOCKBUSTER, as franchisor, comply with that state's registration or filing requirements prior to offering or selling a franchise in the state and provide a prospective franchisee with a current franchise offering circular complying with the state's laws, prior to the offer or sale of the franchise. BLOCKBUSTER intends to maintain a franchise offering circular that complies with all applicable federal and state franchise sales and other applicable laws.

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

Intellectual Property

        It is the Company's practice to protect its theatrical and television product, software, publications and its other original and acquired works. The following logos and trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of the Company: VIACOM®, BLOCKBUSTER®, CBS®, CBS ENTERTAINMENT™, CBS NEWS™, CBS SPORTS™, UPN®, INFINITY RADIO®, VIACOM OUTDOOR™, BET®, CMT®: COUNTRY MUSIC TELEVISIONTM, MTV MUSIC TELEVISION®, NICK AT NITE®, NICKELODEON®, THE NEW TNN: THE NATIONAL NETWORK®, TV LAND®, VH1 MUSIC FIRST®, PARAMOUNT®, FAMOUS MUSIC®, SPELLING TELEVISION®, BIG TICKET TELEVISION®, VIACOM PRODUCTIONSTM, KING WORLD®, PARAMOUNT PARKS®, ENTERTAINMENT TONIGHT®, STAR TREK®, SHOWTIME®, THE MOVIE CHANNEL™, FLIX®, SIMON & SCHUSTER® and POCKET BOOKS™.

Employees and Labor Matters

        At December 31, 2001, the Company employed approximately 122,770 people, of which approximately 60,100 were full-time salaried employees.

Financial Information About Segments and Foreign and Domestic Operations

        Financial and other information by segment and relating to foreign and domestic operations for each of the last three years ending December 31, is set forth in Note 15 to the Consolidated Financial Statements.

Cautionary Statement Concerning Forward-Looking Statements

        This document and the documents incorporated by reference into this Form 10-K, contain both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. More information about these risks, uncertainties and other factors is set forth on pages II-32 to II-34 of "Management's Discussion and Analysis of Results of Operations and Financial Condition." The Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

Item 3.    Legal Proceedings.

        Antitrust.    The Company, Blockbuster and Paramount Home Entertainment are among the defendants in a lawsuit filed on July 21, 1999 in the United States District Court for the Western District of Texas by one former and three present independent video retailers against the major motion picture studios and the Company. The plaintiffs, purporting to act as class representatives on behalf of themselves and all others similarly situated, alleged that the Company and the studios conspired among themselves and with Blockbuster to restrain competition in the nationwide market for distribution of videocassettes for rental to the public in violation of federal and California law. Plaintiffs sought injunctive relief under federal law as well as triple the amount of the alleged actual damages to themselves and those similarly situated under California statutes. In January 2001, plaintiffs moved to withdraw their California state law claims from the federal lawsuit in Texas and filed a substantially similar complaint with approximately 200 additional named plaintiffs in Superior Court for the County of Los Angeles. This complaint also sought certification of a nationwide class of similarly situated plaintiffs. In March 2001, the Texas court denied the plaintiffs' motion for class certification of both the federal and the California state law claims in the federal action and denied the plaintiffs' motion to withdraw their California state law claims from that action. On January 8, 2002, the California court also denied plaintiffs' motion for class certification. The Company believes that the plaintiffs' position in these litigations is without merit and intends to defend itself vigorously in the litigations.

        Asbestos and Environmental.    The Company is a defendant in lawsuits claiming various asbestos-related personal injuries, which allegedly occurred as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of lawsuits, the plaintiffs have not identified which of the Company's products is the basis of a claim. Claims against the Company in which a product has been identified principally relate to exposures allegedly caused by asbestos-containing insulating material in turbines sold for power-generation, industrial and marine use, or by asbestos-containing grades of decorative micarta, a laminate used in commercial ships.

        Claims typically are both filed and settled in large groups, which makes the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. As of December 31, 2001, the Company had pending approximately 106,000 asbestos claims, as compared to approximately 100,000 as of December 31, 2000 and 121,000 as of December 31, 1999. Of the claims pending as of December 31, 2001, approximately 75,000 were pending in state courts, 22,000 in federal court and approximately 9,000 were third party claims. During 2001, the Company received approximately 60,000 new claims and closed approximately the same number of claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

        Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third-party claims. The Company's total costs in 2001 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits, were approximately $21 million. A portion of such costs relates to claims settled in prior years.

        Filings include claims for individuals suffering from mesothelioma, a rare cancer which is allegedly caused solely by exposure to asbestos, lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure, other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Only a very small percentage of the Company's pending asbestos claims that identify the alleged injury contain allegations that the plaintiff's exposure to asbestos resulted in cancer; in recent filings in which the Company knows the nature of the claimed injury, the percentage of cancer claims has been declining significantly. In more than 50% of the claims, the plaintiff has not yet identified the claimed injury.

        The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

        The Company from time to time receives claims from federal and state environmental regulatory agencies and other entities asserting that it is or may be liable for environmental cleanup costs and related damages principally relating to discontinued operations conducted by companies acquired by the Company.

        Litigation is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the above-described legal matters are not likely to have a material adverse effect on its results of operations, financial position or cash flows. (See Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition.")

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not Applicable

Executive Officers of the Company

        Set forth below is certain information concerning the executive officers of the Company.

Name	Age	Title
Sumner M. Redstone	78	Chairman of the Board of Directors and Chief Executive Officer
Mel Karmazin	58	President and Chief Operating Officer and Director
Richard J. Bressler	44	Senior Executive Vice President and Chief Financial Officer
Carl D. Folta	44	Senior Vice President, Corporate Relations
Robert G. Freedline	44	Vice President and Treasurer
Michael D. Fricklas	42	Executive Vice President, General Counsel and Secretary
Susan C. Gordon	48	Vice President, Controller and Chief Accounting Officer
Carol A. Melton	47	Senior Vice President, Government Affairs
William A. Roskin	59	Senior Vice President, Human Resources and Administration
Martin M. Shea	58	Senior Vice President, Investor Relations

        None of the executive officers of the Company is related to any other executive officer or director by blood, marriage or adoption except that Brent D. Redstone and Shari Redstone, Directors of the Company, are the son and daughter, respectively, of Sumner M. Redstone.

        Mr. Redstone has been a Director of the Company since 1986 and Chairman of the Board since 1987, acquiring the additional title of Chief Executive Officer in January 1996. Mr. Redstone has served as Chief Executive Officer of NAI since 1967, and continues to serve in such capacity; he has also served as Chairman of the Board of NAI since 1986. Mr. Redstone was President of NAI from 1967 through 1999. Mr. Redstone became a Director of Blockbuster in 1999. He is a member of the Advisory Council for the Academy of Television Arts and Sciences Foundation and on the Board of Trustees for The Museum of Television and Radio. Mr. Redstone served as the first Chairman of the Board of the National Association of Theatre Owners, and is currently a member of the Executive Committee of that organization. Since 1982, Mr. Redstone has been a member of the faculty of Boston University Law School, where he has lectured on entertainment law, and since 1994, he has been a Visiting Professor at Brandeis University. He has also been a frequent lecturer at colleges, including Harvard Law School. In 1944, Mr. Redstone graduated from Harvard University and, in 1947, received an LL.B. from Harvard University School of Law. Upon graduation, he served as Law Secretary with the U.S. Court of Appeals, and then as a Special Assistant to the U.S. Attorney General.

        Mr. Karmazin has been President and Chief Operating Officer of the Company and a member of the Board of Directors since May 2000. He became a Director of Blockbuster in May 2000. Mr. Karmazin served as President and Chief Executive Officer of CBS Corporation from January 1999 until May 2000, and President and Chief Operating Officer from April 1998 through December 1998. Mr. Karmazin also served as Chairman, President and Chief Executive Officer of Infinity Broadcasting Corporation from December 1998, the time of Infinity's most recent initial public offering, until its public shares were acquired by the Company. Mr. Karmazin joined CBS in December 1996 as Chairman and Chief Executive Officer of CBS Radio and served as Chairman and Chief Executive Officer of the CBS Station Group (Radio and Television) from May 1997 to April 1998. Prior to joining CBS, Mr. Karmazin served as President and Chief Executive Officer of Infinity Broadcasting Corporation from 1981 to December 1996. Mr. Karmazin is Vice Chairman of the Board of Trustees for The Museum of Television and Radio and serves on the Board of Directors of the New York Stock Exchange, Inc. and Westwood One, Inc.

        Mr. Bressler has been Senior Executive Vice President and Chief Financial Officer since May 2001. He became a Director of Blockbuster in May 2001. Before joining the Company, Mr. Bressler was Executive Vice President of AOL Time Warner Inc. and Chief Executive Officer of AOL Time Warner Investments. Prior to that, Mr. Bressler served in various capacities with Time Warner Inc., including as Chairman and Chief Executive Officer of Time Warner Digital Media. He also served as Executive Vice

President and Chief Financial Officer of Time Warner Inc. from March 1995 to June 1999. Mr. Bressler serves on the National Advisory Committee of JPMorgan Chase.

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

        Mr. Freedline has been Vice President and Treasurer of the Company since May 2000. From May 1998 to May 2000, he served as Vice President and Controller of CBS Corporation. Mr. Freedline also served as Director of Business Planning and Development of CBS from June 1996 to May 1998.

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

	Voting Class A Common Stock		Non-Voting Class B Common Stock
	High	Low	High	Low
2000
1st quarter	$63.31	$49.56	$63.25	$49.56
2nd quarter	71.25	46.06	70.88	45.69
3rd quarter	76.06	55.00	75.88	54.13
4th quarter	59.81	44.56	59.88	44.31
2001
1st quarter	$59.50	$38.40	$59.13	$37.90
2nd quarter	59.69	40.00	59.50	39.00
3rd quarter	53.40	28.62	53.20	28.25
4th quarter	48.20	32.65	48.01	32.00

         Viacom Inc. has not declared cash dividends on its common stock for the periods presented above and has no present intention of so doing.

        As of March 8, 2002, there were approximately 6,327 record holders of Viacom Inc. Class A Common Stock and 75,038 record holders of Viacom Inc. Class B Common Stock.

Item 6.    Selected Financial Data.

VIACOM INC. AND SUBSIDIARIES
(In millions, except per share amounts)

	Year Ended December 31,
	2001(a)	2000(b)(c)	1999	1998(d)(e)	1997
Revenues	$23,222.8	$20,043.7	$12,858.8	$12,096.1	$10,684.9
Operating income	$1,460.2	$1,320.9	$1,247.3	$751.6	$685.4
Net earnings (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(219.6)	$(363.8)	$371.7	$(43.5)	$373.5
Net earnings (loss) from continuing operations	$(223.5)	$(816.1)	$334.0	$(122.4)	$793.6
Net earnings (loss) attributable to common stock	$(223.5)	$(816.1)	$321.6	$(149.6)	$733.6
Basic earnings per common share:
Net earnings (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(.13)	$(.30)	$.52	$(.10)	$.44
Net earnings (loss)	$(.13)	$(.67)	$.46	$(.21)	$1.04
Diluted earnings per common share:
Net earnings (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(.13)	$(.30)	$.51	$(.10)	$.44
Net earnings (loss)	$(.13)	$(.67)	$.45	$(.21)	$1.04
At Year End:
Total assets	$90,809.9	$82,646.1	$24,486.4	$23,613.1	$28,288.7
Long-term debt, net of current portion	$10,823.7	$12,473.8	$5,697.7	$3,813.4	$7,423.0
Total stockholders' equity	$62,716.8	$47,966.9	$11,132.0	$12,049.6	$13,383.6

        Viacom Inc. has not declared cash dividends on its common stock for any of the periods presented above. All share and per share amounts reflect a two-for-one stock split in 1999. In 1998 and 1997 results include operating results and net gains on dispositions of businesses presented as discontinued operations.

          (a) Results include pre-tax special item Blockbuster charges of $395 million ($198 million, after-tax) primarily for the elimination of less-productive VHS tapes; and restructuring charges of approximately $67 million and $53 million for MTV Networks and United Paramount Network, respectively.

          (b) As a result of the adoption of Statement of Position 00-2, "Accounting by Producers or Distributors of Films," the Company recorded a non-cash after-tax charge of $452.3 million as a cumulative effect of a change in accounting.

          (c) On May 4, 2000, CBS Corporation merged with and into Viacom Inc., and effective from this date, its results of operations are included in the consolidated financial results of the Company.

          (d) During the second quarter of 1998, Blockbuster recorded a pre-tax charge of approximately $424 million ($273 million, after-tax) representing an adjustment to the carrying value of rental tapes due to a change in the method of amortizing rental inventory.

          (e) Results include an extraordinary pre-tax loss for the early extinguishment of debt of approximately $127 million ($75 million after-tax).

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

        Several events occurred during 2001 and 2000 that affect the comparability of the Company's historical results for the periods presented. The significant events were as follows:

  •
  In the second half of 2001, Blockbuster, a majority owned subsidiary of the Company, recorded primarily non-cash charges of approximately $395 million, principally related to the elimination of less-productive VHS tapes as part of its strategic re-merchandising plan to transition from VHS to the higher margin DVD rental market and a change in amortization.
  •
  The Company's 2001 results were impacted by lost revenues and increased costs attributable to the events of September 11 and by the challenging economic environment experienced during the year.
  •
  In the fourth quarter of 2001, the Company recognized restructuring charges of approximately $67 million at MTV Networks associated with a reduction in workforce and $53 million at United Paramount Network ("UPN") associated with the integration of UPN into CBS Network operations.
  •
  In February 2001, the Company completed a merger with Infinity Broadcasting Corporation ("Infinity"), acquiring all of the issued and outstanding shares of Infinity common stock that it did not already own for a purchase price of approximately $13.4 billion.
  •
  In January 2001, the Company completed its acquisition of BET Holdings II, Inc. ("BET") for approximately $3 billion, consisting principally of Viacom Class B Common Stock and the assumption of debt.
  •
  In May 2000, the Company completed its merger with CBS Corporation ("CBS") (the "Viacom/CBS Merger") for a purchase price of approximately $39.8 billion.
  •
  In the third quarter of 2000, Infinity completed the acquisition of 18 radio stations from Clear Channel Communications, Inc. ("Clear Channel") for approximately $1.4 billion in an asset transaction.
  •
  In the second quarter of 2000, Infinity completed the acquisition of Giraudy, one of France's largest outdoor advertising companies, for approximately $400 million.

Business Segment Information

        The Company operates six reportable business segments:

          Cable Networks—Basic cable and premium subscription television program services.

          Television—Television networks and stations; and production and distribution of television programming.

          Infinity—Radio stations and outdoor advertising properties.

          Entertainment—Production and distribution of motion pictures; as well as the operation of movie theaters, theme parks and music publishing.

          Video—Home videocassette, DVD and video game rental and retail operations.

          Publishing—Consumer publishing.

        Effective January 1, 2001, the Company operated its online businesses under the Cable Networks and Television segments and accordingly, the online businesses are presented as part of these respective segments. Prior period information has been reclassified to conform to the new presentation. Effective January 1, 2002, the Company operates its publishing business under the Entertainment segment and will present its publishing business as part of that segment from that date forward.

        The following tables set forth revenues and operating income (loss) by business segment, as reported for the years ended December 31, 2001, 2000 and 1999.

				Percent Better/(Worse)
	Year ended December 31,			2001 vs. 2000	2000 vs. 1999
	2001	2000	1999

Revenues:
Cable Networks	$4,297.6	$3,951.0	$3,075.3	9%	28%
Television	7,247.7	5,426.4	2,352.0	34	131
Infinity	3,670.2	2,764.7	—	33	NM
Entertainment	2,950.2	2,758.3	2,665.9	7	3
Video	5,156.7	4,960.1	4,463.5	4	11
Publishing	648.7	596.0	610.7	9	(2)
Intercompany eliminations	(748.3)	(412.8)	(308.6)	(81)	(34)

Total Revenues	$23,222.8	$20,043.7	$12,858.8	16%	56%

Operating Income (Loss):
Cable Networks	$1,234.9	$1,073.5	$867.9	15%	24%
Television	402.1	351.0	143.4	15	145
Infinity	291.8	589.4	—	(50)	NM
Entertainment	158.2	209.7	231.1	(25)	(9)
Video	(219.6)	75.7	127.9	N/M	(41)
Publishing	40.8	49.6	54.3	(18)	(9)

Segment Total	1,908.2	2,348.9	1,424.6	(19)	65
Corporate expenses/eliminations	(360.8)	(950.5)	(177.3)	62	NM
Residual costs of discontinued operations(a)	(87.2)	(77.5)	—	(13)	NM

Total Operating Income	$1,460.2	$1,320.9	$1,247.3	11%	6%

NM—Not meaningful

(a)
Primarily includes pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

EBITDA

        The following table sets forth EBITDA (defined as operating income (loss) before depreciation and amortization, principally of goodwill related to business combinations) for the years ended December 31, 2001, 2000 and 1999. The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments. However, EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, net earnings, cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

				Percent Better/(Worse)
	Year ended December 31,			2001 vs. 2000	2000 vs. 1999
	2001	2000	1999

EBITDA:
Cable Networks	$1,682.0	$1,373.3	$1,004.7	22%	37%
Television	1,188.5	919.1	271.5	29	239
Infinity	1,517.7	1,282.6	—	18	NM
Entertainment	316.7	368.8	378.3	(14)	(3)
Video	204.1	534.8	520.3	(62)	3
Publishing	65.1	71.3	74.0	(9)	(4)

Segment Total	4,974.1	4,549.9	2,248.8	9	102
Corporate expenses/eliminations	(339.7)	(928.0)	(156.8)	63	NM
Residual costs of discontinued operations	(87.2)	(77.5)	—	(13)	NM

Total EBITDA	$4,547.2	$3,544.4	$2,092.0	28%	69%

NM—Not meaningful

Pro Forma Results

        In order to enhance comparability, the following discussion of the Company's results of operations is supplemented by pro forma financial information that gives effect to the Viacom/CBS Merger, BET and Infinity minority interest acquisitions and other acquisitions and divestitures as if they had occurred January 1, 2000. Pro forma results are also adjusted to exclude special item charges, including the 2001 Blockbuster charges, MTVN and UPN restructuring charges, the second quarter 2000 merger-related charges as well as transactions with divested investments. The pro forma results are also adjusted to reflect the deconsolidation as of January 1, 2000, of iWon.com, which was previously a minority-owned consolidated subsidiary. The pro forma results are presented for informational purposes only and are not necessarily indicative of the operating results that would have occurred had the transactions actually occurred at the beginning of 2000, nor are they necessarily indicative of future operating results. The table below presents a reconciliation of the Company's reported revenues, operating income and EBITDA for the years ended December 31, 2001 and 2000, respectively, to the pro forma results presented for these respective periods.

Year Ended December 31, 2001	Revenue	Operating Income	EBITDA

As Reported	$23,222.8	$1,460.2	$4,547.2
Acquisition of BET	16.5	2.3	6.6
Infinity minority interest acquisition	—	(27.3)	—
Other acquisitions (divestitures), net	(41.5)	16.3	5.6
Blockbuster special item charges	—	394.7	392.1
MTVN restructuring charge	—	75.4	66.6
UPN restructuring charge	—	53.4	52.8

Pro Forma	$23,197.8	$1,975.0	$5,070.9

Year Ended December 31, 2000	Revenue	Operating Income	EBITDA

As Reported	$20,043.7	$1,320.9	$3,544.4
Viacom/CBS Merger	3,056.7	172.0	768.0
Acquisition of BET	251.4	(17.2)	73.4
Infinity minority interest acquisition	—	(191.7)	—
Other acquisitions (divestitures), net	(259.5)	(54.4)	(89.0)
Viacom/CBS merger-related charges	—	698.5	698.5

Pro Forma	$23,092.3	$1,928.1	$4,995.3

        The tables below present the Company's pro forma segment results for revenues, operating income and EBITDA for the years ended December 31, 2001 and 2000, respectively.

	Year Ended December 31,		Percent Better/(Worse)
	2001	2000

Pro Forma Revenues:
Cable Networks	$4,282.4	$4,111.3	4%
Television	7,239.9	7,093.7	2
Infinity	3,668.2	3,967.5	(8)
Entertainment	2,950.2	2,758.3	7
Video	5,156.7	4,960.1	4
Publishing	648.7	596.0	9
Intercompany eliminations	(748.3)	(394.6)	(90)

Total Pro Forma Revenues	$23,197.8	$23,092.3	—%

Pro Forma Operating Income:
Cable Networks	$1,325.3	$1,050.6	26%
Television	459.5	473.5	(3)
Infinity	264.1	479.2	(45)
Entertainment	158.2	209.7	(25)
Video	175.1	107.3	63
Publishing	40.8	49.6	(18)

Segment Total	2,423.0	2,369.9	2
Corporate expenses/eliminations	(360.8)	(321.0)	(12)
Residual costs of discontinued operations	(87.2)	(120.8)	28

Total Pro Forma Operating Income	$1,975.0	$1,928.1	2%

Pro Forma EBITDA:
Cable Networks	$1,759.6	$1,475.2	19%
Television	1,244.0	1,225.7	1
Infinity	1,516.2	1,737.2	(13)
Entertainment	316.7	368.8	(14)
Video	596.2	534.8	11
Publishing	65.1	71.3	(9)

Segment Total	5,497.8	5,413.0	2
Corporate expenses/eliminations	(339.7)	(296.9)	(14)
Residual costs of discontinued operations	(87.2)	(120.8)	28

Total Pro Forma EBITDA	$5,070.9	$4,995.3	2%

RESULTS OF OPERATIONS 2001 VERSUS 2000

        On a reported basis, revenues increased 16% to $23.2 billion for the year ended December 31, 2001 from $20.0 billion for 2000. Reported results are not comparable as the 2000 results only reflect eight months of CBS operations effective from the date of the Viacom/CBS Merger, May 4, 2000.

        On a pro forma basis, revenues were $23.2 billion for 2001 versus revenues of $23.1 billion for 2000, with growth in all of the Company's operating segments, with the exception of Infinity.

        On a reported basis, total expenses increased 16% to $21.8 billion for 2001 from $18.7 billion for 2000 reflecting normal increases associated with revenue growth and twelve months of expenses for the combined companies including goodwill amortization expense associated with the Viacom/CBS Merger versus eight months of expenses, including amortization for the combined companies in 2000. On a pro forma basis, total expenses remained relatively constant at $21.2 billion for both years.

        On a reported basis, EBITDA and operating income increased 28% to $4.5 billion and 11% to $1.5 billion, respectively, for 2001 from $3.5 billion and $1.3 billion, respectively, for 2000. On a pro forma basis, both EBITDA and operating income increased 2% with growth in the Cable Networks and Video segments.

Segment Results of Operations 2001 versus 2000

        Cable Networks (Basic Cable and Premium Subscription Television Program Services)

	Year Ended December 31,
			Percent Better/(Worse)
	2001	2000

As Reported:
Revenues	$4,297.6	$3,951.0	9%
Operating income	$1,234.9	$1,073.5	15%
EBITDA	$1,682.0	$1,373.3	22%

Pro Forma:
Revenues	$4,282.4	$4,111.3	4%
Operating income	$1,325.3	$1,050.6	26%
EBITDA	$1,759.6	$1,475.2	19%

        The Cable Networks segment is comprised of MTV Networks ("MTVN"), including MTV, VH1, Nickelodeon/Nick at Nite, TV Land, TNN: The National Network and CMT; and BET: Black Entertainment Television, both are basic cable television program services; and Showtime Networks Inc. ("SNI"), owner of several premium subscription television program services.

        For the year, Cable Networks revenue, operating income and EBITDA growth as reported and on a pro forma basis was principally driven by revenue growth in cable and direct broadcast satellite ("DBS") affiliate fees and increased efficiencies. MTVN experienced a decrease in advertising revenues for the year due to continued softness in the advertising market which contributed to a decline in the number of advertising spots sold at MTV, VH1 and TV Land. Effective cost containment measures at the channels, as well as a reduction of investment in online services during 2001 contributed to the operating income and EBITDA growth. Despite the challenging economic environment, BET delivered higher advertising sales due to increased pricing, and higher affiliate fee revenue. Showtime subscriptions increased 10% over the prior year by approximately 2.9 million to 31.3 million subscriptions at December 31, 2001. Capital expenditures for Cable Networks were $139.9 million for the year ended December 31, 2001 as compared to $158.1 million for the year ended December 31, 2000.

        During the fourth quarter of 2001, MTVN recorded a restructuring charge of approximately $66.6 million principally reflecting severance from a reduction of workforce and lease termination costs. In conjunction with the restructuring, $8.8 million was recorded as depreciation expense for the write-off of leasehold improvements. The Company completed its acquisition of BET on January 23, 2001 for approximately $3 billion consisting principally of Viacom Class B Common Stock and the assumption of debt. Pro forma results for all periods presented assume the acquisitions of TNN, CMT and BET had occurred on January 1, 2000 and are also adjusted to exclude the impact of the charge and transactions with divested investments.

        Television (CBS and UPN Television Networks and Stations; Television Production and Syndication)

	Year Ended December 31,
			Percent Better/(Worse)
	2001	2000

As Reported:
Revenues	$7,247.7	$5,426.4	34%
Operating income	$402.1	$351.0	15%
EBITDA	$1,188.5	$919.1	29%

Pro Forma:
Revenues	$7,239.9	$7,093.7	2%
Operating income	$459.5	$473.5	(3)%
EBITDA	$1,244.0	$1,225.7	1%

        The Television segment is comprised of the CBS and UPN Television Networks and stations, television production and syndication.

        For the year, Television's results were led by the CBS Network and Paramount Television. CBS Network's pro forma revenue and EBITDA growth was principally driven by double-digit advertising revenue growth in primetime due to increased pricing. During the 2000/2001 season, SUPER BOWL XXXV on the CBS Network was the top-rated broadcast among households and viewers. SURVIVOR: THE AUSTRALIAN OUTBACK was the number one ranked series of the season and CSI: CRIME SCENE INVESTIGATION was the No.1 new series of the season, also among households and viewers. With the success of these, and other highly-rated programs, including EVERYBODY LOVES RAYMOND and THE DISTRICT, the CBS Network was the most-watched and highest-rated network among viewers and households. CBS Enterprises pro forma revenue decreased for the year principally due to lower participation fees received from THE OPRAH WINFREY SHOW and absence of revenues from cancelled shows, including THE ROSEANNE SHOW and MARTIN SHORT, partially offset by the domestic syndication of EVERYBODY LOVES RAYMOND.

        Paramount Television benefited from network revenues for the new series ENTERPRISE, higher revenues from continuing network and first run syndication shows including FRASIER, JAG, JUDGE JUDY, JUDGE JOE BROWN and ENTERTAINMENT TONIGHT and the licensing to basic cable of STAR TREK: THE NEXT GENERATION and CHEERS. These higher revenues were partially offset by the absence of revenues from the cancelled series BEVERLY HILLS 90210 and SUNSET BEACH, and lower revenues from SABRINA, THE TEENAGE WITCH and MOESHA whose prior year revenues included first time syndication availabilities. UPN benefited from ratings improvements and higher advertising revenues in 2001.

        The pro forma revenue and EBITDA growth at the CBS Network and in syndication was partially offset by lower advertising sales for television stations due to continuing weakness in the advertising market and the impact of the events of September 11. CBS Network also recorded higher news production costs to cover the war in Afghanistan and contractual rights fee increases for sports properties. Capital expenditures for Television were $120.2 million for the year ended December 31, 2001 as compared to $116.1 million for the year ended December 31, 2000.

        Pro forma results assume that the Viacom/CBS Merger and the acquisition of the remaining 50% interest of UPN had occurred January 1, 2000. In November 2001, the Company completed the television station swaps of WDCA-TV Washington D.C. and KTXH-TV Houston in exchange for KBHK-TV San Francisco and pro forma results reflect the impact of the swaps as if they had occurred on January 1, 2000. Pro forma results are adjusted to exclude approximately $48 million of Viacom/CBS merger-related charges. Additionally, they exclude a charge associated with the integration of UPN with CBS operations of $53.4 million of which $52.8 million was restructuring and $.6 million was depreciation expense for the write-off of leasehold improvements. Pro forma results are also adjusted to exclude transactions with divested investments and operating losses before depreciation for iWon.com of approximately $98 million for the year ended December 31, 2000. In 2001, iWon.com is accounted for as a deconsolidated investment, whereas in 2000, iWon.com was a minority-owned, consolidated subsidiary.

        License fees for completed television programming in syndication and on basic cable are recorded as revenue in the period that the products are available for exhibition, which, among other reasons, may cause substantial fluctuation in operating results. As of December 31, 2001, the unrecognized revenues attributable to such licensing agreements were approximately $460.1 million.

        Infinity (Radio Stations and Outdoor Advertising Properties)

	Year Ended December 31,
			Percent Better/(Worse)
	2001	2000

As Reported:
Revenues	$3,670.2	$2,764.7	33%
Operating income	$291.8	$589.4	(50)%
EBITDA	$1,517.7	$1,282.6	18%

Pro Forma:
Revenues	$3,668.2	$3,967.5	(8)%
Operating income	$264.1	$479.2	(45)%
EBITDA	$1,516.2	$1,737.2	(13)%

        The Infinity segment is comprised of owned and operated radio stations and outdoor advertising properties.

        For the year, Infinity's pro forma revenues, operating income and EBITDA decreases are the result of lower revenues in both the radio and outdoor advertising businesses due to the continuing softness in the advertising market including lower demand from the technology sector. Infinity Radio's decrease in pro forma revenues was primarily driven by lower advertising rates, given the difficult advertising market. Infinity's outdoor transit business was affected by lower pricing, particularly in the New York market, which suffered more than other markets after the events of September 11. Capital expenditures for the Infinity segment were $99.3 million for the year ended December 31, 2001 as compared to $72.0 million for the period ended December 31, 2000, reflecting expenditures from the date of the Viacom/CBS Merger.

        On February 21, 2001, the Company completed its merger with Infinity acquiring all of the issued and outstanding shares of Infinity common stock that it did not already own, or approximately 36%, for a total purchase price of approximately $13.4 billion. Reported operating income for 2001 reflects incremental amortization expense resulting from the acquisition of this minority interest. Pro forma results assume the acquisition of a majority interest in Infinity as part of the Viacom/CBS Merger and the subsequent acquisition of the minority interest of Infinity had occurred on January 1, 2000 and also assume the completion of acquisitions and divestitures of radio and outdoor properties by Infinity had occurred at the beginning of each period presented. Pro forma results are also adjusted to exclude transactions with divested investments.

        Entertainment (Production and distribution of Motion Pictures; as well as the operation of Movie Theaters, Theme Parks and Music Publishing)

	Year Ended December 31,
			Percent Better/(Worse)
	2001	2000

As Reported and Pro Forma:
Revenues	$2,950.2	$2,758.3	7%
Operating income	$158.2	$209.7	(25)%
EBITDA	$316.7	$368.8	(14)%

        The Entertainment segment is comprised of Paramount Features, movie theaters, music publishing, and Paramount Parks.

        For the year, Entertainment's revenues increased principally due to higher Features and theaters' revenues. Features revenue increases were led by higher home video revenues partially offset by lower foreign theatrical film revenues. Home video revenues included domestic contributions from the release of THE GODFATHER DVD COLLECTION, LARA CROFT: TOMB RAIDER, WHAT WOMEN WANT and RUGRATS IN PARIS: THE MOVIE, along with contributions from the foreign video release of MISSION: IMPOSSIBLE 2. Paramount's domestic theatrical revenues included contributions from VANILLA SKY, JIMMY NEUTRON: BOY GENIUS, LARA CROFT: TOMB RAIDER, SAVE THE LAST DANCE, THE SCORE and ALONG CAME A SPIDER. Theater revenues were higher primarily as a result of higher attendance and increased admission prices and per capita concession spending. Parks' revenues were higher than the prior year principally due to increased admission prices and per capita concession spending.

        For the year, Entertainment's EBITDA and operating income decreased 14% and 25%, respectively, principally reflecting the revenue items noted above, which were more than offset by increased print and advertising costs associated with a higher number of pictures in theatrical release during 2001. Capital expenditures for Entertainment were $48.5 million for the year ended December 31, 2001 as compared to $87.9 million for the year ended December 31, 2000.

        License fees for television exhibition of completed motion pictures are recorded as revenue in the period that the products are available for such exhibition, which, among other reasons, may cause substantial fluctuation in operating results. As of December 31, 2001, the unrecognized revenues attributable to such licensing agreements were approximately $1.0 billion.

  Video (Home Videocassette, DVD and video game rental and retail operations)

	Year Ended December 31,
			Percent Better/(Worse)
	2001	2000

As Reported:
Revenues	$5,156.7	$4,960.1	4%
Operating income	$(219.6)	$75.7	NM
EBITDA	$204.1	$534.8	(62)%

Pro Forma:
Revenues	$5,156.7	$4,960.1	4%
Operating income	$175.1	$107.3	63%
EBITDA	$596.2	$534.8	11%

          NM—not meaningful

        The Video segment is comprised of Blockbuster's operations, primarily in the rental of home videocassettes, DVDs and video games.

        For the year, Video revenues increased 4% driven by higher worldwide same store sales and an increase in the number of company-operated stores of 158. Worldwide same store sales, including rental and retail product, increased 2.5% driven by strong international growth and continued growth in DVDs. On a pro forma basis, Blockbuster's gross profit margins were 59.6% in 2001 versus 59.0% in 2000. The improvement in profit margins was primarily due to an increase in the percentage of rental revenues and previously viewed product sales from DVDs which on average have a lower cost than VHS rental product and a higher average unit selling price for previously viewed product sales. If Blockbuster increases its purchases of DVDs under revenue-sharing arrangements, Blockbuster's DVD rental revenues and gross profit should increase, while rental gross margins as a percentage of revenue could decline. Pro forma operating income and EBITDA increases were primarily driven by increased gross profit. This growth was partially offset by increases in compensation and occupancy costs principally driven by store growth and increased customer service initiatives. Capital expenditures for Blockbuster were $93.1 million for the year ended December 31, 2001 as compared to $212.1 million for the year ended December 31, 2000. Blockbuster ended the year with 7,981 company-owned and franchise stores, a net increase of 304 stores over the prior year. Viacom currently owns approximately 81% of Blockbuster (NYSE: BBI).

        Pro forma results for 2001 are adjusted to exclude the previously reported Blockbuster charges of $395 million, principally related to the elimination of less-productive VHS tapes as part of the transition from VHS to the higher margin DVD rental market and a change in amortization.

  Publishing (Consumer Publishing)

	Year Ended December 31,
			Percent Better/(Worse)
	2001	2000

As Reported and Pro Forma:
Revenues	$648.7	$596.0	9%
Operating income	$40.8	$49.6	(18)%
EBITDA	$65.1	$71.3	(9)%

        The Publishing segment is comprised of the Simon & Schuster operating unit, which publishes and distributes a wide range of hardcover, trade paper, paperback, audio and children's novelty titles under various imprints including Simon & Schuster, Pocket Books, Scribner, Pimsleur, MTV Books, Star Trek Books, Aladdin and The Free Press.

        For the year, Publishing's revenue increases were driven by each of its major operating units; Adult, Children's and New Media. The business finished the year with one of its strongest-ever publishing and sales performances. During the year, Simon & Schuster had a record 98 New York Times best sellers, published 2 National Book Award winners: "THE NOONDAY DEMON" by Andrew Solomon, and "TRUE BELIEVER" by Virginia Euwer Wolff, and won Caldecott Honors for 2 major children's titles. Publishing's best-selling titles included "SELF MATTERS" by Phillip C. McGraw, "ON THE STREET WHERE YOU LIVE" by Mary Higgins Clark, "DREAMCATCHER" by Stephen King and "JOHN ADAMS" by David McCullough. Revenue increases in 2001 were more than offset by start-up investment costs associated with transitioning information and technology support to a new third party provider and higher operating expenses. Capital expenditures for Publishing were $6.4 million for the year ended December 31, 2001 as compared to $6.0 million for the year ended December 31, 2000.

        Effective January 1, 2002, the Company operates its publishing business under the Entertainment segment and will present its publishing business as part of such segment.

Other Income and Expense Information 2001 versus 2000

Corporate Expenses/Eliminations

        Corporate expenses/eliminations, excluding depreciation expense, for 2001 reflect corporate expenses of approximately $148.0 million and intersegment profit eliminations of $191.7 million. Corporate expenses of $148.0 million decreased 82% from $824.9 million in 2000 primarily due to the $650 million of Viacom/CBS merger-related charges being recorded in 2000 and effective cost containment measures achieved in 2001. Intersegment profit eliminations are principally comprised of television programming sales to cable networks and the sale of feature films to cable and broadcast networks and the Video segment.

Depreciation and Amortization

        For the year ended December 31, 2001, depreciation and amortization expense increased to $3.1 billion as compared with $2.2 billion for 2000. This increase is primarily due to the full year of amortization of goodwill associated with the Viacom/CBS Merger as well as, the amortization of goodwill associated with the acquisition of Infinity's minority interest and the acquisition of BET. The aggregate goodwill of approximately $60.6 billion associated with these transactions is being amortized on a straight-line basis over its useful life which does not exceed 40 years. Accounting for intangible assets and the recognition of amortization expense will change upon the Company's adoption of the new standard for goodwill and other intangible assets in 2002 (see Recent Pronouncements).

Interest Expense

        Interest expense increased to $962.7 million for 2001 from $822.3 million for 2000. The increase principally reflects the full year impact of $3.7 billion of CBS debt assumed as of the Viacom/CBS Merger as well as the Company's fixed rate debt issuances of $1.65 billion in January 2001, $1.4 billion in May 2001 and $335 million in June 2001. This was offset by lower interest rates on the Company's variable rate debt, debt maturities, redemptions and tenders and the termination of a credit facility that occurred during 2001. The Company had approximately $11.1 billion and $12.7 billion principal amount of debt outstanding (including current maturities) at December 31, 2001 and 2000, respectively, at weighted average interest rates of 6.8% and 7.6%, respectively.

Interest Income

        Interest income decreased 42% to $30.6 million for 2001 from $53.2 million for 2000 due to lower cash balances and the general decrease in interest rates.

Other Items, Net

        In 2001, "Other Items, net" of $254.7 million principally reflects a gain from television station swaps of $210.1 million and the recovery of certain advertising commitments of $250.0 million offset by impairment losses related to the Company's investments of approximately $125.0 million. These one-time pre-tax gains were partially offset by foreign exchange losses of $8.2 million and loss from the sale of assets of $22.8 million. Additionally, 2001 reflects an impairment loss of $46.6 million related to the purchase of two television stations. In 2000, "Other items, net" of $8.8 million principally reflected foreign exchange gains of $31.7 million and net gains of approximately $44.3 million on the sale of assets which were mostly offset by the write-down of approximately $66.9 million of several internet cost investments to their market value.

Provision for Income Taxes

        The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The annual effective tax rates of 107.5% for 2001, excluding one time gains of $288.4 million and one time pre-tax charges of $525.4 million, and 73.4% for 2000 excluding the 2000 merger-related charges of $698 million, were adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the annual effective tax rates would have been 39.3% for 2001 and 38.8% for 2000.

Equity in Loss of Affiliated Companies, Net of Tax

        "Equity in loss of affiliated companies, net of tax" was $127.0 million for 2001 as compared to $124.2 million for 2000. The 2001 equity loss principally reflects operating losses from international ventures and internet investments partially offset by positive results from Comedy Central. The prior year includes losses from CBS online equity ventures that were subsequently written down as well as equity losses of UPN, partially offset by results from Comedy Central. The remaining 50% interest of UPN was acquired by the Company in March 2000 and its results have been consolidated with the Company since the date of acquisition.

Minority Interest, net of tax

        Minority interest for 2001 primarily represents the minority ownership of Infinity, prior to its merger with the Company on February 21, 2001, and the minority ownership of Blockbuster common stock. Minority interest for 2000 principally reflects the minority ownership of Infinity, from the date of the Viacom/CBS Merger, and the minority ownership of Blockbuster common stock.

Extraordinary Loss, Net of Tax

        In 2001, the Company recognized an extraordinary loss on the early extinguishment of debt of $3.9 million, net of tax benefits of $2.6 million. The extraordinary loss is not significant and therefore did not impact basic and diluted earnings per share.

Cumulative Effect of Change in Accounting Principle

        For the year ended December 31, 2000, the Company recorded an after-tax non-cash charge of $452.3 million, or $.37 per basic and diluted share, which resulted from the early adoption of the new accounting standard for motion pictures.

Net Earnings (Loss)

        For the reasons described above, the Company reported a net loss of $223.5 million for 2001 as compared with net loss of $816.1 million for 2000.

RESULTS OF OPERATIONS 2000 VERSUS 1999

        On a reported basis, revenues increased 56% to $20.0 billion for the year ended December 31, 2000 from $12.9 billion for 1999. Total expenses increased 61% to $18.7 billion for 2000 from $11.6 billion for 1999. Operating income and EBITDA increased 6% to $1.3 billion and 69% to $3.5 billion for 2000, respectively, from $1.2 billion and $2.1 billion for 1999, respectively. The increases in results of operations are principally attributable to the Viacom/CBS Merger, partially offset by merger-related charges. Cable Networks segment revenue increases were driven by advertising sales growth. Increased same store revenues and the increase in the number of Company-operated stores drove Video segment revenue growth.

Segment Results of Operations 2000 versus 1999

        The Company's segment results have been reclassified to conform to the 2001 segment presentation. No pro forma discussion is presented for the 2000 versus 1999 yearly results.

        Cable Networks (Basic Cable and Premium Subscription Television Program Services)

	Year Ended December 31,
			Percent Better/(Worse)
	2000	1999

As Reported:
Revenues	$3,951.0	$3,075.3	28%
Operating income	$1,073.5	$867.9	24%
EBITDA	$1,373.3	$1,004.7	37%

        For the year, MTVN revenues of $2.9 billion, operating income of $1.1 billion and EBITDA of $1.3 billion increased 29%, 33% and 42%, respectively. The increase in MTVN's revenues reflects 28% higher worldwide advertising revenues principally driven by rate increases at MTV, VH1 and TV Land and higher affiliate fees. MTVN's operating income and EBITDA gains were driven by the increased revenues partially offset by increased programming and production expenses, principally at MTV and VH1.

        For the year, SNI's revenues, operating income and EBITDA increased 10%, 24% and 21%, respectively, as compared with the prior year. The revenue increases were principally due to an increase of approximately 5.2 million subscriptions, up 22% over the prior year to 28.4 million subscriptions at December 31, 2000. Operating results reflect revenue increases attributable to the continued growth of direct broadcast satellite subscriptions partially offset by higher programming expenses and increased marketing for the promotion of original series.

  Television (CBS and UPN Television Networks and Stations; Television Production and Syndication)

	Year Ended December 31,
			Percent Better/(Worse)
	2000	1999

As Reported:
Revenues	$5,426.4	$2,352.0	131%
Operating income	$351.0	$143.4	145%
EBITDA	$919.1	$271.5	239%

        For the year, Television segment revenues, operating income and EBITDA growth were principally due to the Viacom/CBS Merger, reflecting results of operations of the CBS Network, CBS Television Stations and CBS Enterprises beginning May 2000. Strong performances were delivered at the CBS Network, television stations and at UPN. CBS Network's revenues and EBITDA growth during 2000 were primarily due to increases in both upfront and scatter advertising pricing. Television stations results benefited from strong advertising pricing in local owned and operated television markets. Approximately 80% of CBS Network's inventory for the 2000-2001 television season was sold in the upfront market and all day-parts achieved double-digit price increases. The success of the CBS Network was led by its new reality-based television shows, including SURVIVOR, the finale of which was second only to the SUPER BOWL as the most watched television event in 2000. SURVIVOR also favorably impacted the ratings and revenue generated by other day parts, including News and Late Night. CBS Network's Monday night comedies, led by EVERYBODY LOVES RAYMOND, also posted significant growth. CBS Network's strong revenue growth was partially offset by higher programming costs and election year coverage expenses. CBS Network had the top two new dramas in the 1999/2000 season with CSI: CRIME SCENE INVESTIGATION and THE DISTRICT. CBS Enterprises, which includes King World Productions, reported higher revenues and EBITDA primarily due to increased domestic license fees from THE OPRAH WINFREY SHOW and HOLLYWOOD SQUARES, partially offset by lower revenues from THE ROSEANNE SHOW.

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

        In the second quarter of 2000, the Company elected early adoption of the AICPA's Statement of Position "Accounting by Producers or Distributors of Films" ("SOP 00-2") which is effective for financial statements for fiscal years beginning after December 15, 2000. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. As a result of the early adoption, Television recorded a pre-tax charge of approximately $330 million, primarily related to Spelling Entertainment. This charge was recorded as a cumulative effect of a change in accounting and is not included in operating income and EBITDA above. The Television segment's operating results for 2000 were reduced by approximately $9 million due to this accounting change.

        License fees for completed television programming in syndication and on basic cable are recorded as revenue in the period that the products are available for such exhibition, which, among other reasons, may cause substantial fluctuation in operating results. As of December 31, 2000, the unrecognized revenues attributable to such licensing agreements were approximately $622 million.

  Infinity (Radio Stations and Outdoor Advertising Properties)

	Year Ended December 31,
			Percent Better/(Worse)
	2000	1999

As Reported:
Revenues	$2,764.7	—	NM
Operating income	$589.4	—	NM
EBITDA	$1,282.6	—	NM

          NM—not meaningful

        The 2000 revenues, operating income and EBITDA for the Infinity segment, reflect the acquisition of a majority interest in Infinity, as part of the Viacom/CBS Merger, effective May 4, 2000. Infinity's results benefited from strong advertising revenues at both Infinity's radio stations and outdoor advertising businesses. Advertising revenue during 2000 was primarily driven by higher advertising rates, reflecting increased demand for advertising at the majority of the radio stations and in the outdoor advertising business.

        Entertainment (Production and distribution of Motion Pictures; as well as the operation of Movie Theaters, Theme Parks and Music Publishing)

	Year Ended December 31,
			Percent Better/(Worse)
	2000	1999

As Reported:
Revenues	$2,758.3	$2,665.9	3%
Operating income	$209.7	$231.1	(9)%
EBITDA	$368.8	$378.3	(3)%

        For the year, Entertainment revenues increased 3% to $2.8 billion compared with the prior year, principally reflecting higher Features and theaters' revenues. Higher Features revenues were driven by increased worldwide theatrical and home video revenues as compared with 1999. Domestic theatrical revenues for 2000 included the strong performance of MISSION: IMPOSSIBLE 2, WHAT WOMEN WANT, SHAFT, RUGRATS IN PARIS: THE MOVIE, RULES OF ENGAGEMENT, SNOW DAY and THE ORIGINAL KINGS OF COMEDY. Foreign theatrical revenues for 2000 were higher primarily due to the success of MISSION: IMPOSSIBLE 2, SHAFT, DOUBLE JEOPARDY and SLEEPY HOLLOW. Home video revenues were higher and included contributions from MISSION: IMPOSSIBLE 2, DOUBLE JEOPARDY, RUNAWAY BRIDE, SLEEPY HOLLOW and RULES OF ENGAGEMENT. Theater revenues were higher primarily as a result of additional new multiplex theaters opened since the end of 1999 and increased per capita spending. Parks' revenues were comparable with the prior year. Entertainment revenues for the prior year also included the recognition of a pay television license for library products and the renewal of a film processing agreement.

        For the year, Entertainment's operating income and EBITDA decreased 9% and 3%, respectively, primarily due to lower Theater profits as a result of higher operating costs and costs associated with opening additional multiplexes in 2000. Parks' operating income and EBITDA for 2000 were higher than the prior year due to lower operating costs.

        As a result of the Company's adoption of SOP 00-2 in the second quarter of 2000, Paramount Pictures recorded a pre-tax charge of approximately $423 million as a cumulative effect of a change in accounting which was not included in operating income and EBITDA above. For 2000, Entertainment's operating results were reduced by approximately $20 million due to this accounting change.

        License fees for television exhibition of completed motion pictures are recorded as revenue in the period that the products are available for such exhibition, which, among other reasons, may cause substantial fluctuation in operating results. As of December 31, 2000, the unrecognized revenues attributable to such licensing agreements were approximately $1.0 billion.

        Video (Home Videocassette, DVD and video game rental and retail operations)

	Year Ended December 31,
			Percent Better/(Worse)
	2000	1999

As Reported:
Revenues	$4,960.1	$4,463.5	11%
Operating income	$75.7	$127.9	(41)%
EBITDA	$534.8	$520.3	3%

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

        Operating results for 2000 were impacted by Blockbuster's investment in its online operations, which began operations in the fourth quarter of 1999 and resulted in reductions to operating income and EBITDA of $96.8 million and $53.4 million, respectively. Excluding the amounts attributable to its online operations, Video's operating income and EBITDA increased 28% and 12%, respectively, as compared with the prior year. Additionally, during the fourth quarter of 2000, Blockbuster determined that the carrying value of certain hardware and capitalized software components primarily related to the e-commerce portion of its Internet site were impaired, and as a result, recorded a charge of approximately $31.6 million as part of depreciation expense.

        For the year, Video's gross margin decreased to 59.0% from 60.5% principally due to an increase in the percentage of total revenues generated through revenue-sharing arrangements, as revenue-sharing arrangements on average have lower gross margins than traditional buying arrangements.

Publishing  (Consumer Publishing)

	Year Ended December 31,
			Percent Better/(Worse)
	2000	1999

As Reported:
Revenues	$596.0	$610.7	(2)%
Operating income	$49.6	$54.3	(9)%
EBITDA	$71.3	$74.0	(4)%

        For the year, Publishing experienced lower net sales at the Pocket Books and Trade divisions primarily due to lower frontlist sales which drove operating income and EBITDA declines partially offset by increased license fees and lower product costs. In 2000, Trade division's best-selling titles included "BEFORE I SAY GOOD-BYE" by Mary Higgins Clark, "ON WRITING" by Stephen King and "SEAT OF THE SOUL" by Gary Zukav and the Children's division best selling titles included "OLIVIA" by Ian Falconer.

Other Income and Expense Information 2000 versus 1999

Corporate Expenses/Eliminations

        Corporate expenses/eliminations, excluding depreciation, for 2000 reflect corporate expenses of approximately $824.8 million and intersegment profit eliminations of $103.2 million. Corporate expenses of $824.8 million increased from $174.1 million in 1999 primarily due to the $650 million of merger related charges being recorded in 2000. Intersegment profit eliminations principally reflect the profit eliminations of the sale of feature films to Cable Networks and Video Segment, and television programming sales to Cable Networks.

Depreciation and Amortization

        For the year ended December 31, 2000, depreciation and amortization increased to $2.2 billion as compared with $844.7 million for 1999. This increase was primarily due to the Viacom/CBS Merger, which resulted in additional expense of approximately $1.0 billion.

Interest Expense

        Interest expense increased to $822.3 million for 2000 from $448.9 million for 1999. This increase is primarily due to the assumption of $3.7 billion of debt resulting from the Viacom/CBS Merger. The Company had approximately $12.7 billion and $6.0 billion principal amount of debt outstanding (including current maturities) at December 31, 2000 and December 31, 1999, respectively, at weighted average interest rates of 7.6% and 7.5%, respectively.

Interest Income

        Interest income increased 92% to $53.2 million for 2000 from $27.7 million for 1999 due to higher amounts of marketable securities and slightly higher rates of return from investments.

Other Items, Net

        In 2000, "Other items, net" of $8.8 million principally reflects foreign exchange gains of $31.7 million and net gains on the sale of assets of approximately $44.3 million which were mostly offset by the write-down of several internet cost investments to their current market value resulting in a loss of approximately $66.9 million. In 1999, "Other items, net" of $17.8 million reflects a $25.2 million foreign exchange gain partially offset by a net loss of approximately $7.4 million from the sale of assets.

Provision for Income Taxes

        The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The annual effective tax rates of 73.4% for 2000, excluding the 2000 Viacom/CBS merger-related charges of $698 million, and 48.8% for 1999 were adversely affected by amortization of intangibles in excess of the amounts deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the annual effective tax rates would have been 38.8% for 2000 and 35.4% for 1999.

Equity in Loss of Affiliated Companies, Net of Tax

        "Equity in loss of affiliated companies, net of tax" was $124.2 million for 2000 as compared to $60.7 million for 1999, principally reflecting increased losses of internet equity ventures and losses in equity theater ventures partially offset by the improved results from Comedy Central.

Minority Interest, net of tax

        Minority interest in 2000 primarily represented the minority ownership of Infinity and Blockbuster common stock. In February 2001, the Company acquired the remaining minority interest of Infinity that it did not own.

Extraordinary Loss, Net of Tax

        In 1999, the Company recognized after-tax extraordinary losses on the early extinguishment of debt of $37.7 million, or a loss of $.06 per basic and diluted share.

Net Earnings (Loss)

        For the reasons described above, the Company reported a net loss of $816.1 million for 2000 as compared with net earnings of $334.0 million for 1999.

Acquisitions, Merger-Related and Other Charges

        The Viacom/CBS Merger was effective May 4, 2000. The total purchase price of approximately $39.8 billion included approximately $37.7 billion for the issuance of 825.5 million shares of Viacom Class B Common Stock and 11,004 shares of Viacom Series C convertible preferred stock, which were subsequently converted into 11.0 million shares of Viacom Class B Common Stock, and approximately $1.9 billion for the fair value of CBS stock options assumed by the Company and transaction costs. In addition, Viacom assumed approximately $3.7 billion of CBS' debt.

        After divestitures and television station swaps following the Viacom/CBS Merger, the television stations currently held by the Company have an aggregate national audience reach for purposes of the national ownership cap of approximately 39%. In connection with the Viacom/CBS Merger, the FCC ordered the Company to come into compliance with the national television ownership cap by May 4, 2001. However, the Company challenged the national ownership limit in federal court and the FCC-mandated divestiture was stayed pending an order of the court. On February 19, 2002, the court found the FCC's 1998 decision not to repeal or modify the national ownership cap to be arbitrary and capricious and remanded the rule to the FCC for further consideration whether to repeal or modify the rule. On March 28, 2002, the FCC ordered that the Company has until 12 months after the issuance of a final FCC decision on the remand to file any application that may be necessary to come into compliance with any limits that may exist at that time.

        In the second quarter of 2000, the Company recorded non-recurring merger-related charges of $698 million ($505 million after-tax or $.41 per share), associated with the integration of Viacom and CBS and the acquisition of UPN (see Note 3). These amounts included non-cash charges of $415 million principally attributable to compensation for stock options and $283 million of cash payments and accrued liabilities for severance, transaction fees and integration costs. As of December 31, 2001, the Company had paid and charged approximately $109 million for severance liabilities, $27 million for transaction fees and $69 million related to integration costs.

  Other Acquisitions

        In November 2001, the Company completed the television station swaps of WDCA-TV Washington D.C. and KTXH-TV Houston in exchange for KBHK-TV San Francisco. As a result of the swaps, the Company recognized a gain of approximately $210.1 million.

        On February 21, 2001, the Company completed a merger with Infinity, acquiring all of the issued and outstanding shares of Infinity common stock that it did not already own, approximately 36%. Under the terms of the merger, which was tax-free for the stockholders of Infinity and Viacom, each issued and outstanding share of Infinity Class A common stock was converted into the right to receive 0.592 of a share of Viacom Class B Common Stock. The total purchase price of approximately $13.4 billion represented the issuance of approximately 231.6 million shares of Viacom Class B Common Stock and the fair value of Infinity stock options assumed by the Company.

        On January 23, 2001, the Company completed its acquisition of BET for approximately $3 billion, which principally represents the net issuance of approximately 43.0 million shares of Viacom Class B Common Stock and the assumption by the Company of approximately $590 million in debt.

        On September 15, 2000, Infinity completed the acquisition of Memphis radio stations WMC-AM and WMC-FM for approximately $76 million.

        On August 24, 2000, Infinity completed the acquisition of 18 radio stations from Clear Channel for approximately $1.4 billion in an asset transaction. These stations are located in San Diego, Phoenix, Denver, Cleveland, Cincinnati, Orlando and Greensboro—Winston-Salem.

        On July 1, 2000, Infinity completed the acquisition of Waterman Broadcasting Corporation of Texas in exchange for approximately 2.7 million shares of Infinity Class A common stock valued at approximately $88 million. Waterman Broadcasting owns radio stations KTSA-AM and KTFM-FM in San Antonio, Texas.

        During the second quarter of 2000, Infinity completed the acquisition of Giraudy, one of France's largest outdoor advertising companies, for approximately $400 million. Infinity also acquired Societa Manifesti & Affisioni S.p.A., one of the leading Italian outdoor media sales companies, for approximately $90 million.

        On March 31, 2000, the Company acquired the remaining 50% interest in UPN that it did not already own. In the second quarter of 2000, the Company consolidated UPN's results of operations. Prior to this acquisition, the Company reported its proportionate share of net losses of UPN in "Equity in loss of affiliated companies, net of tax" in the Consolidated Statements of Operations.

Blockbuster Special Item Charges

        During the third quarter of 2001, Blockbuster executed a strategic re-merchandising plan to allow for an expansion of store space for DVD and other strategic product offerings. Blockbuster initiated this plan with the goal of optimizing its stores' revenues and gross profit based on an evaluation of its product mix and product offerings. This evaluation also included analyses of industry trends and projections, such as the accelerated consumer acceptance of the DVD format, as evidenced by Blockbuster's increase in DVD rental revenues as a percentage of total rental revenues from approximately 7.3% for the three months ended September 30, 2000 to approximately 19.8% for the three months ended September 30, 2001 and the continued increase to 23.4% for the three months ended December 31, 2001. In connection with its plan, Blockbuster eliminated approximately 30% of its rental VHS library in its stores, certain VHS merchandise inventory primarily located in its distribution center, and certain games from its rental library in its stores, and reorganized several of its corporate departments. The cost of the eliminated inventory, net of any estimated proceeds, resulted in primarily non-cash charges of approximately $195.9 million to operating expenses in the Company's consolidated statement of operations. Blockbuster also recorded a charge of approximately $26.9 million in selling, general and administrative expenses, primarily related to employee, labor and supply and disposal costs to execute the plan. Additionally, $2.6 million was charged to depreciation expense and $1.9 million was charged below operating income to equity in loss of affiliated companies. This strategic re-merchandising plan was completed by the end of 2001 through the destruction or sale of the identified items.

        Also, during the third quarter of 2001, Blockbuster recorded approximately $27.6 million in selling, general and administrative expenses related to two outstanding lawsuits.

        The amounts described above, along with the $141.7 million recorded as a change in accounting estimates for rental inventory, comprise the Blockbuster charges of $394.7 million to operating income for the year ended December 31, 2001.

Change in Accounting Estimates For Rental Inventory

        Effective July 1, 2001, Blockbuster changed its accounting estimates related to rental inventory, including residual values and useful lives, in connection with its strategic re-merchandising plan discussed above. The residual value of VHS rental inventories was reduced from $4 per unit to $2 per unit, and the residual value of game rental inventories was reduced from $10 per unit to $5 per unit. In addition, Blockbuster reduced its estimate of the useful life of its base stock VHS rental inventories from 36 months to 9 months. These changes in estimate reflect the impact of changes in the rental business, such as an increase in DVD rental revenues, a decrease in VHS rental revenues and trends affecting games, which have led to a reduction in the average selling value of Blockbuster's previously rented VHS and game products and a reduction in the average life of VHS rental products. As a result of these changes in estimate, the Company's operating expenses were $141.7 million higher and net loss was higher by $73.9 million, or an increase in loss per share of $.04, than it would have been under the previous method for the year ended December 31, 2001.

Restructuring Charges

        In the fourth quarter of 2001, MTVN announced a restructuring plan to reduce headcount in its domestic offices and close certain offices in Latin America, Europe and Asia. In connection with this plan, the Company recorded a restructuring charge of approximately $66.6 million. Included in the restructuring charge was severance of $58.3 million for the termination of approximately 450 employees worldwide and lease termination and other occupancy costs of $8.3 million for vacated office space in New York. As of December 31, 2001, the Company had paid and charged $11.4 million against the severance liability and the lease termination liability has not yet been utilized. The Company expects to substantially utilize these reserves by the end of 2002.

        In the fourth quarter of 2001, in connection with the Company's plan to integrate UPN with CBS operations, the Company recorded a restructuring charge of $52.8 million. The restructuring charge included programming write-offs of $29.6 million, approximately $15 million of employee-related costs, including severance, and lease termination and other costs of $8.2 million. The integration of UPN with CBS Network operations began in January 2002. The Company plans to eliminate approximately 50 positions and vacate space at 3 of UPN's offices. As of December 31, 2001, the Company had not utilized the severance and lease termination reserves. The Company plans to substantially utilize these reserves by the end of 2002.

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

        In connection with the integration of the operations of Spelling into Paramount Television, the Company recorded a charge of approximately $81.1 million, of which $70.3 million was recorded as a restructuring charge and $10.8 million was recorded as part of depreciation expense in the third quarter of 1999. Included in the charge were severance and employee related costs of $48.1 million, lease termination and other occupancy costs of $17.7 million and other exit costs of $4.5 million. Severance and other employee related costs represent the costs to terminate approximately 250 employees engaged in legal, sales, marketing, finance, information systems, technical support and human resources for Spelling. Lease termination and other occupancy costs principally represent the expenses associated with vacating existing lease obligations in New York and Los Angeles. The depreciation expense of approximately $10.8 million was associated with the fixed asset write-offs for software, leasehold improvements and equipment located at these premises. As of December 31, 2001, the Company had paid and charged approximately $48.1 million against the severance liability, $13.9 million against lease termination and other occupancy costs, and $3.1 million against the other exit costs.

Financial Position

        Current assets decreased to $7.2 billion at December 31, 2001 from $7.8 billion as of December 31, 2000 principally due to reductions in cash and receivables. The decrease in cash principally represents the timing of payments of commercial paper obligations. The decrease in accounts receivable was principally due to the sale of receivables under the receivable securitization programs. The allowance for doubtful accounts as a percentage of receivables was 7.1% at December 31, 2001 compared to 5.8% at December 31, 2000.

        Property and equipment decreased to $6.3 billion at December 31, 2001 from $6.6 billion at December 31, 2000 principally reflecting depreciation expense of $872.8 million partially offset by acquired assets and capital expenditures of $515.4 million principally for cable networks, television and radio equipment and new and existing video stores. Non-current inventory increased to $3.9 billion at December 31, 2001 from $3.6 billion at December 31, 2000, principally reflecting an increase in theatrical inventory due to the timing of incurred production costs for in-process inventory, the timing of home video releases and the availability of films to pay and free television markets, and increases in program rights. These increases were partially offset by the Blockbuster special item charges which reduced VHS rental inventory. Intangibles of $71.0 billion at December 31, 2001 increased by $9.0 billion compared to $62.0 billion at December 31, 2000, principally reflecting the merger with Infinity and the BET acquisition partially offset by amortization expense of $2.2 billion.

        Current liabilities decreased to $7.6 billion at December 31, 2001 from $7.8 billion at December 31, 2000 principally due to reductions in accounts payable and income taxes payable reflecting the timing of payments. The other liabilities balance of $5.7 billion as of December 31, 2001 principally consist of long-term accrued distribution fees, accrued program rights, and retained liabilities of discontinued operations. The minority interest balance of $1.2 billion at December 31, 2001 decreased from $7.0 billion at December 31, 2000 reflecting the February 2001 merger with Infinity.

Cash Flows

        Operating Activities.    Net cash flow from operating activities of $3.5 billion for 2001 principally reflects a net loss of $223.5 million adjusted for $3.1 billion of depreciation and amortization expense and $512 million for the 2001 Blockbuster, MTVN, and UPN charges plus decreases in accounts receivable, partially offset by payments of accrued expenses and accounts payable. Net cash flow from operating activities of $2.3 billion in 2000 primarily reflects the net loss of $816.1 million adjusted for $2.2 billion of depreciation and amortization, $698.5 million of Viacom/CBS merger-related charges and $753.9 million for the cumulative effect of change in accounting principle partially offset by increases to receivables and payment of accrued liabilities.

        Investing Activities.    Net cash expenditures for 2001 investing activities of $1.2 billion principally reflect the acquisitions of BET and outdoor businesses and capital expenditures of $515.4 million partially offset by proceeds from dispositions of radio stations and other assets. Net cash expenditures for investing activities of $2.9 billion for 2000 principally reflect capital expenditures of $659.0 million and acquisitions of $2.4 billion principally for radio stations and outdoor businesses.

        Financing Activities.    Financing activities for 2001 principally reflect $1.6 billion net repayment of debt and $1.1 billion used to repurchase Company stock. Financing activities for 2000 principally reflect approximately $3.1 billion of borrowings from banks and proceeds from the issuance of senior notes and debentures partially offset by the purchase of treasury stock.

        Planned capital expenditures, including information systems costs, are approximately $625 million to $675 million in 2002. These expenditures are primarily related to capital additions for cable networks, television and radio equipment, new and existing video stores and theme park attractions. The Company's joint ventures are expected to require estimated net cash contributions of approximately $10 million to $20 million in 2002 as compared to net cash contributions of $15 million in 2001.

        Cash paid for income taxes of $430 million for 2001 were favorably impacted by the one-time utilization of certain tax attributes primarily related to pre-merger related activities of CBS, the recognition of tax benefits associated with non-recurring items and the deferral of the obligation to make 2001 federal estimated tax payments until 2002 as a result of the events of September 11. In addition to the deferral of tax payments related to September 11, cash income taxes for 2002 will be higher due to expected higher operating income and the absence of the 2001 non-recurring items and are expected to be in the range of approximately $900 million to $1.1 billion.

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

  Share Repurchase Programs

        During 2001, the Company repurchased 24.2 million shares of its Class B Common Stock for approximately $1.0 billion under its share repurchase programs. Fourth quarter 2001 repurchases included in this total amounted to $254 million. From January 1 through March 8, 2002, the Company had repurchased 6.6 million shares of its Class B Common Stock for $271 million and as of March 8, 2002 there was approximately $753 million remaining under the authorized repurchase program.

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

Capital Structure

        The following table sets forth the Company's long-term debt:

At December 31,	2001	2000

Notes payable to banks	$645.0	$1,879.1
Commercial paper	1,104.3	3,856.4
Senior debt	8,834.6	5,594.9
Senior subordinated debt	50.8	732.2
Subordinated debt	19.8	39.4
Other notes	16.2	43.5
Obligations under capital leases	452.0	552.2

	11,122.7	12,697.7
Less current portion	299.0	223.9

	$10,823.7	$12,473.8

        The Company has classified short-term indebtedness as long-term debt based upon its intent and ability to refinance such indebtedness on a long-term basis. Debt, including the current portion, as a percentage of total capitalization of the Company decreased to 15% at December 31, 2001 from 21% at December 31, 2000.

        As a result of the Viacom/CBS Merger, Viacom assumed approximately $3.7 billion of CBS' debt.

        On March 28, 2000, the Viacom credit agreements were amended to allow for the merger of CBS with and into the Company. On April 17, 2000, the CBS credit agreement, which consisted of a $1.5 billion revolving credit facility maturing August 29, 2001 and the Infinity credit agreement, which consisted of a $1.5 billion revolving credit facility maturing August 29, 2001, were amended to allow for the merger of CBS with and into the Company. On May 3, 2000, Infinity entered into two new credit facilities, totaling $1.95 billion, comprised of a $1.45 billion 5-year revolving credit facility and a $500 million 364-day revolving credit facility.

        On March 7, 2001, the Company cancelled all of the above-mentioned credit agreements other than the Infinity $1.45 billion facility, and entered into two new credit facilities. These two new facilities totaled $3.5 billion and were comprised of a $1.5 billion 5-year revolving credit facility and a $2.0 billion 364-day revolving credit facility. The Company also amended and restated the Infinity $1.45 billion facility. The terms and conditions were substantially conformed to the $1.5 billion 5-year revolving credit facility and the Company was designated as the borrower. As of December 31, 2001, the Company had unused revolving credit facilities of $4.85 billion in the aggregate. The $2.0 billion facility was to expire in 2002, and the $1.5 billion and $1.45 billion facilities in 2005 and 2006, respectively. On March 5, 2002, the Company entered into a new $1.8 billion 364-day facility to replace the $2.0 billion facility which was to expire on March 6, 2002. The $1.8 billion facility expires in March 2003.

        The primary purpose of the facilities is to support commercial paper borrowings. The Company, at its option, may borrow in certain foreign currencies up to specified limits under the $1.5 billion 5-year revolving credit facility. Borrowing rates under the facilities are determined at the time of each borrowing and are based generally on the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. At December 31, 2001, LIBOR for borrowing periods of one month and two months were 1.87% and 1.88%, respectively. The Company pays commitment fees based on the total amount of the facility commitments. As of March 5, 2002, the amounts available under the Company's revolving credit facilities totaled $4.59 billion.

        The facilities contain certain covenants which, among other things, require that the Company maintain a minimum interest coverage ratio. At December 31, 2001, the Company was in compliance with the financial covenants. The Company expects to be in compliance and satisfy all such covenants as may be applicable from time to time during 2002.

        The Company issues commercial paper under its $4.75 billion program. Borrowings under the program have maturities of less than a year and are supported by unused revolving credit facilities. At December 31, 2001, the Company had borrowings under the program of approximately $1.1 billion.

        On January 15, 2002, the 11.375% subordinated debentures due 2009 were redeemed at a redemption price equal to 105.7% of the principal amount.

        On December 3, 2001, the Company completed a consent solicitation and tender offer to purchase for cash substantially all of the outstanding 8.875% senior subordinated notes due 2007 at a redemption price equal to 107.5% of the principal amount. An extraordinary loss of $3.9 million, net of tax, was recognized on the tender offer.

        On June 29, 2001, the Company issued $335 million of 7.25% senior notes due June 30, 2051; interest on the senior notes will be paid quarterly. Proceeds from the debt issuance were used to repay commercial paper indebtedness. The senior notes are redeemable at anytime by the Company after June 30, 2006 at their principal amount plus accrued interest.

        In 2001, the Company issued, under Rule 144A, $800 million of 6.40% senior notes due January 30, 2006, $1.0 billion of 6.625% senior notes due May 15, 2011; $500 million of 7.70% senior notes due July 30, 2010, and $750 million of 7.875% senior debentures due July 30, 2030; interest on the senior notes and debentures will be payable semi-annually. Proceeds were used to repay bank debt, including commercial paper. These notes and debentures were exchanged for registered notes and debentures. The senior debentures and the senior notes due July 30, 2010, May 15, 2011 and July 30, 2030 are redeemable at any time at their principal amount plus the applicable premium and accrued interest.

        During 2001, all $189.6 million outstanding of Infinity's 9.375% senior subordinated notes due 2006 were redeemed at a redemption price equal to 104.7% of the principal amount. On February 1, 2001, all $60.3 million outstanding of Infinity's 9% senior subordinated notes due 2006 were redeemed at a redemption price equal to 104.5% of the principal amount.

        On August 1, 2000, the Company issued $1.15 billion of 7.70% senior notes due July 30, 2010 and $500 million of 7.875% senior debentures due July 30, 2030; interest on the senior notes and debentures is payable semi-annually. Proceeds from the debt issuance were used to repay bank debt, including commercial paper. The senior notes and debentures are redeemable at any time at their principal amount plus the applicable premium and accrued interest.

        As of December 31, 2001, the Company had an aggregate of $950 million outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable and debt on the Company's consolidated balance sheet. The Company enters into these arrangements because they provide a cost-efficient form of financing and an additional source of liquidity. Proceeds from the programs were used to reduce outstanding borrowings. The Company is required to maintain certain ratios in connection with these programs. As of December 31, 2001, the Company was in compliance with the required ratios under the receivable securitization programs.

  Blockbuster Credit Agreement

        On June 21, 1999, Blockbuster entered into a $1.9 billion unsecured credit agreement (the "Blockbuster Credit Agreement") with a syndicate of banks. The Blockbuster Credit Agreement was initially comprised of a $700 million long-term revolver due July 1, 2004; a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600 million short-term revolver, which was paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the Blockbuster Credit Agreement from $1.9 billion to $1.3 billion. Blockbuster had $700 million of available borrowing capacity under the long-term revolver at December 31, 2001 and has the ability with this available borrowing capacity to extend the maturities of the current portion of their term loan. Blockbuster is actively reviewing its financing arrangements and will pursue strategies to optimize its capital structure. Interest rates under the Blockbuster Credit Agreement are based on the prime rate in the United States or LIBOR (plus a margin, or "LIBOR spread" based on leverage ratios, which is currently 1.25%), at Blockbuster's option at the time of borrowing. The weighted-average interest rate at December 31, 2001 for borrowings under the Blockbuster Credit Agreement was 5.8%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (.25% at December 31, 2001).

        The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster's common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At December 31, 2001, Blockbuster was in compliance with all covenants under the Blockbuster Credit Agreement.

Liquidity and Capital Resources

        The Company continually projects anticipated cash requirements, which include capital expenditures, share repurchases, acquisitions, and principal payments on its outstanding indebtedness, as well as cash flows generated from operating activity available to meet these needs. Any net cash funding requirements are financed with short-term borrowings (primarily commercial paper) and long term debt. Commercial paper borrowings, which also accommodate day-to-day changes in funding requirements, are backed by committed bank facilities that may be utilized in the event that commercial paper borrowings are not available. The Company's strong credit position, which is reflected by an A-/A3 rating, affords access to the capital markets. The Company anticipates that scheduled debt maturities of $582.6 million in 2002 and $910.0 million in 2003 will be funded with cash flows generated from operating activities which totaled $3.5 billion in 2001 and proceeds from the issuance of debt. The Company continually evaluates the relative cost of short and long-term debt in conjunction with refinancing risk. There are no provisions in any of the Company's material financing agreements that would cause an acceleration of the obligation in the event of a downgrade in the Company's debt ratings.

        The Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock and warrants of Viacom that may be issued for aggregate gross proceeds of $5.0 billion. The registration statement was first declared effective on January 8, 2001. The net proceeds from the sale of the offered securities may be used by Viacom for general corporate purposes, including repayment of borrowings, working capital and capital expenditures; or for such other purposes as may be specified in the applicable Prospectus Supplement. To date, the Company has issued $335 million of securities under the shelf registration statement.

  Commitments and Contingencies

        The following table presents the Company's significant unrecorded contractual commitments and scheduled long-term debt maturities (excluding commercial paper) as of December 31, 2001:

	2002	2003	2004	2005	2006	2007 & thereafter

Commitments	$2,907.3	$2,380.3	$2,023.9	$1,782.2	$232.2	$5,913.4
Operating leases	833.5	753.9	633.4	517.0	415.3	1,861.2
Long-term debt	582.6	910.0	178.9	1,472.8	800.8	5,571.9
Capital lease obligations (including interest)	172.6	112.2	76.5	62.5	49.8	88.8
Guaranteed minimum franchise payments	341.3	301.5	271.4	223.9	130.5	237.3
Letters of credit and surety bonds	305.8	—	—	—	—	—
Theater lease and long-term debt guarantees	232.5	9.1	9.2	9.3	8.6	115.4

Commitments

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

        Other commitments of the Company, estimated to aggregate approximately $15.2 billion, are not reflected in the balance sheet as of December 31, 2001. These commitments include approximately $10.3 billion for the acquisition of sports programming rights, approximately $3.9 billion relating to television and feature film production and acquisitions and approximately $1.0 billion for talent contracts. A majority of such fees are payable over several years, as part of the normal course of business. See Note 14 of Notes to Consolidated Financial Statements for a description of the Company's future minimum lease commitments and franchise payments.

Guarantees

        The Company owns a 50% equity interest in United Cinemas International ("UCI") which operates movie theaters in Europe, Latin America and Asia. The Company guarantees approximately $367.2 million of UCI's debt obligations and theater leases. The Company also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres LLC and guarantees certain theater leases for approximately $16.9 million. These guarantees are not recorded on the balance sheet as of December 31, 2001. The Company is also subject to certain off-balance sheet lease guarantees related to the divestitures of certain businesses. The Company estimates those guarantees to be less than $100 million at December 31, 2001.

Legal Matters

        Antitrust.    The Company, Blockbuster and Paramount Home Entertainment are among the defendants in a lawsuit filed on July 21, 1999 in the United States District Court for the Western District of Texas by one former and three present independent video retailers against the major motion picture studios and the Company. The plaintiffs, purporting to act as class representatives on behalf of themselves and all others similarly situated, alleged that the Company and the studios conspired among themselves and with Blockbuster to restrain competition in the nationwide market for distribution of videocassettes for rental to the public in violation of federal and California law. Plaintiffs sought injunctive relief under federal law as well as triple the amount of the alleged actual damages to themselves and those similarly situated under California statutes. In January 2001, plaintiffs moved to withdraw their California state law claims from the federal lawsuit in Texas and filed a substantially similar complaint with approximately 200 additional named plaintiffs in Superior Court for the County of Los Angeles. This complaint also sought certification of a nationwide class of similarly situated plaintiffs. In March 2001, the Texas court denied the plaintiffs' motion for class certification of both the federal and the California state law claims in the federal action and denied the plaintiffs' motion to withdraw their California state law claims from that action. On January 8, 2002, the California court also denied plaintiffs' motion for class certification. The Company believes that the plaintiffs' position in these litigations is without merit and intends to defend itself vigorously in the litigations.

        Asbestos and Environmental.    The Company is a defendant in lawsuits claiming various asbestos-related personal injuries, which allegedly occurred as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of lawsuits, the plaintiffs have not identified which of the Company's products is the basis of a claim. Claims against the Company in which a product has been identified principally relate to exposures allegedly caused by asbestos-containing insulating material in turbines sold for power-generation, industrial and marine use, or by asbestos-containing grades of decorative micarta, a laminate used in commercial ships.

        Claims typically are both filed and settled in large groups, which makes the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. As of December 31, 2001, the Company had pending approximately 106,000 asbestos claims, as compared to approximately 100,000 as of December 31, 2000 and 121,000 as of December 31, 1999. Of the claims pending as of December 31, 2001, approximately 75,000 were pending in state courts, 22,000 in federal court and approximately 9,000 were third party claims. During 2001, the Company received approximately 60,000 new claims and closed approximately the same number of claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

        Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third-party claims. The Company's total costs in 2001 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits, were approximately $21 million. A portion of such costs relates to claims settled in prior years.

        Filings include claims for individuals suffering from mesothelioma, a rare cancer which is allegedly caused solely by exposure to asbestos, lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure, other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Only a very small percentage of the Company's pending asbestos claims that identify the alleged injury contain allegations that the plaintiff's exposure to asbestos resulted in cancer; in recent filings in which the Company knows the nature of the claimed injury, the percentage of cancer claims has been declining significantly. In more than 50% of the claims, the plaintiff has not yet identified the claimed injury.

        The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

        The Company from time to time receives claims from federal and state environmental regulatory agencies and other entities asserting that it is or may be liable for environmental cleanup costs and related damages principally relating to discontinued operations conducted by companies acquired by the Company.

        Other.    The Company has amounts owed by an international licensee under a series of long-term licensing arrangements covering feature film and television product. The licensee is disputing its obligation to accept and to pay for a portion of this product under certain of these arrangements. The Company has brought suit to enforce its rights under those arrangements and strongly believes in the merits of its position. In the event of the licensee's bankruptcy, the Company may be unable to recover some or all of amounts being sought in the litigation, as well as the undisputed sums owing under these arrangements. The Company however, believes that the resolution of such matters will not have a material adverse effect on the Company's consolidated results of operations.

        Litigation is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the above-described legal matters are not likely to have a material adverse effect on its results of operations, financial position or cash flows.

Market Risk

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. SFAS 133 also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of the derivatives either be offset against the change in fair value of assets or liabilities through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. The impact of adoption was immaterial on the Company's consolidated results of operations and financial position.

        The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign exchange rates and interest rates. The Company does not hold or enter into financial instruments for speculative trading purposes. The foreign exchange hedging instruments used are spot, forward and option contracts. The foreign exchange contracts have principally been used to hedge the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, the Singapore Dollar and the Euro. The Company designates forward contracts used to hedge future production costs as cash flow hedges. Additionally, the Company enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. The change in fair value of the non-designated contracts is included in current period earnings as part of "Other items, net."

        The Company's interest expense is exposed to movements in short-term rates. Swap agreements are used to modify this exposure. This includes both fixed to variable rates swaps which are designated as fair value hedges and variable to fixed rate swaps which are designated as cash flow hedges. As of December 31, 2001, the swaps could be terminated by a payment of approximately $4.5 million.

        The effective portion of the change in fair value of cash flow hedges are reported in other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. During the next twelve months, approximately $6.4 million will be amortized into earnings. The ineffective portion included in earnings was not material. The change in value of the fair value hedges and the hedged instruments is reported in earnings for the periods presented.

        During December 2001, the Company entered into $750 million notional amount swap agreements, which converted fixed rate debt obligations into variable rate debt obligations. Of the $750 million notional amount, $225 million matures on January 15, 2003, $275 million matures on September 1, 2003 and $250 million matures on June 1, 2005, and the Company receives interest at approximately 3.2%, 3.8% and 4.5%, respectively, and pays three-month LIBOR. These fair value hedges were fully effective.

        On January 23, 2001, the Company, in connection with the acquisition of BET, assumed $425 million of cash flow swap agreements which effectively convert variable rate interest payments on commercial paper to a fixed rate. As of December 31, 2001, the notional amount outstanding was approximately $253 million. The notional amount of the swaps amortize by approximately $78 million and $156 million in

September of 2002 and 2003, respectively, and mature in September 2004. Interest is received based upon three-month LIBOR and is paid at approximately 5.07%.

        At December 31, 2001, the notional amount of the foreign exchange derivative contracts was $268.1 million. Of this balance, $76.6 million represents cash flow hedges used to reduce foreign exchange exposure for future production costs. The remaining $191.5 million represents hedges of underlying foreign currency balances, expected foreign currency net cash flows and investment hedges.

        The variable rate portion of the Company's debt is affected by fluctuations in interest rates. Based on the amount of variable rate debt outstanding on December 31, 2001, a 100 basis point change in interest rates would cause a $22.4 million change in annual interest expense.

        The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties. Outstanding letters of credit and surety bonds totaled approximately $306 million at December 31, 2001. The Company's receivables do not represent significant concentrations of credit risk at December 31, 2001, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

  Euro Conversion

        The Euro transition has been completed and the Company's transition to the Euro currency has not had a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Accordingly, conversion to the Euro has not had a material effect on the Company's financial condition or results of operations.

Related Parties

        National Amusements, Inc. ("NAI") is a closely held corporation that beneficially owns approximately 68% of the Company's Class A Common Stock and approximately 11% of the Company's Class A Common Stock and Class B Common Stock on a combined basis at December 31, 2001. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board of Directors and Chief Executive Officer of the Company.

        The Company owns a minority equity interest in Westwood One, Inc. ("Westwood One"). Most of Infinity's radio stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's radio programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and in certain instances shares in revenue from the sale of Infinity's programming. In addition, certain employees of Infinity serve as officers of Westwood One for which the Company receives a management fee. Revenue and expense reimbursements from these arrangements were approximately $102.4 million and $77.6 million in 2001 and 2000, respectively.

Recent Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), effective for fiscal years beginning after December 15, 2001 and replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 establishes an accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and replaces the provisions of Accounting Principles Board ("APB") Opinion No. 30 for the disposal of segments of a business. Long-lived assets classified as held for disposal as a result of disposal activities that were initiated prior to adoption of SFAS 144 shall continue to be accounted for under the provisions of SFAS No. 121 or

APB Opinion No. 30. The adoption of SFAS 144 will not have a material effect on the Company's financial statements.

        In June 2001, the FASB issued SFAS No. 141 "Business Combinations" ("SFAS 141"), effective for business combinations initiated after June 30, 2001 and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective for the fiscal years beginning after December 15, 2001. Under SFAS 141, all business combinations are required to be accounted for under the purchase method of accounting.

        SFAS 142 supersedes APB Opinion No. 17 "Intangible Assets", related to financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized to earnings, but should instead be tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment. The Company will adopt SFAS 142 in the first quarter of 2002. The Company has determined that with the exception of Blockbuster, none of the Company's reporting units has an impairment. The impairment charge will be determined after the fair value of Blockbuster has been allocated to specific assets and liabilities and will be recognized as a cumulative effect of a change in accounting principle. Any potential write-off of Blockbuster's goodwill would represent an insignificant decrease relative to the Company's consolidated intangibles of approximately $71 billion. Also, as a result of the new accounting standard, future amortization expense will be significantly lower. The Company anticipates a significant reduction in amortization expense from $2.2 billion for 2001 to approximately $110 million for 2002.

Critical Accounting Policies

        The SEC recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of the Company's significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements.

        The preparation of the Company's financial statements in conformity GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of a financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates.

  •
  Accounting for the production and distribution of motion pictures and television programming is in accordance with SOP 00-2 which requires management's judgment as it relates to total revenues to be received and costs to be incurred throughout the life of each program or license period. These judgments are used to determine the amortization of capitalized programming costs associated with revenues earned and any net realizable value adjustments.
  •
  The cost of Blockbuster's rental library, which includes videocassettes, DVDs and games, is amortized over periods ranging from 3 to 12 months to an estimated residual value of $2 to $5 per unit, according to the product category. The estimates for useful lives and residual values of the rental library are continually evaluated based on changes in consumer demand. Changes in demand or buying patterns may impact the carrying value of the rental library and rental margins. During

    2001, Blockbuster changed the estimates regarding useful lives and residual values for videocassettes and game products, which resulted in inventory write-downs and increased amortization expense. See Notes 5 and 6 to the consolidated financial statements for further discussion.

  •
  The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the tangible net assets acquired is recorded as intangibles. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.
  •
  The Company assesses potential impairment of long-lived assets and identifiable intangibles under the guidance of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company will adopt SFAS 142 in the first quarter of 2002 and has determined that based on segment valuation studies with the exception of Blockbuster, none of the Company's reporting units has an impairment. The impairment charge will be determined after the fair value of Blockbuster has been allocated to specific assets and liabilities and will be recognized as a cumulative effect of a change in accounting principle. Any potential write-off of Blockbuster's goodwill would represent an insignificant decrease relative to the Company's consolidated intangibles of approximately $71 billion.
  •
  The Company's cost and equity investments, where market value has declined below cost, are regularly reviewed by management to determine whether or not there has been an other-than-temporary decline in market value. In making that determination, management considers the extent to which cost exceeds market value, the duration of the market decline and the investees' earnings and cash forecasts, and current cash position, among other factors. In 2001, the Company recorded a non-cash impairment loss of approximately $125.0 million.
  •
  Balance sheet reserves and liabilities related to taxes, legal issues, restructuring charges and discontinued operations, including asbestos and environmental matters, require significant judgments and estimates by management. The Company continually evaluates these estimates based on changes in the relevant facts and circumstances and events that may impact estimates. While management believes that the current reserves for matters related to discontinued businesses, including environmental and asbestos are adequate, there can be no assurance that these factors will not change in future periods.

Cautionary Statement Concerning Forward-Looking Statements

        This document and the documents incorporated by reference into this Form 10-K, including "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition", contain both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements.

        The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in the Company's forward-looking statements:

  •
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

  •
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

  •
  The Company's operating results also fluctuate due to the timing and availability of theatrical and home video releases, as well as the recording of license fees for television exhibition of motion pictures and for syndication and basic cable exhibition of television programming in the period that the products are available for such exhibition.

  •
  The Company's basic cable networks and premium subscription television networks are dependent on affiliation agreements with cable and direct-to-home ("DTH") distributors on acceptable terms. The loss of carriage on such distributors, or continued carriage on less favorable terms, could adversely affect, with respect to basic cable networks, revenues from subscriber fees and the ability to sell advertising time, and with respect to premium subscription television networks, subscriber fee revenues. In addition, continued consolidation among cable and/or DTH distributors could have an adverse effect on subscriber fee revenues.

  •
  Some of the Company's businesses are seasonal. The home video and consumer publishing businesses are subject to increased periods of demand coinciding with summer and winter holidays, while a substantial majority of the theme parks' operating income is generated from May through September. In addition, the home video and theme parks businesses' revenues are influenced by weather. The Company's radio and outdoor advertising business experiences fluctuations based on the timing of advertising expenditures by retailers and typically experiences highest revenues in the fourth quarter and lowest revenues in the first quarter.

  •
  The Company's home video retail business currently enjoys a competitive advantage over most other movie distribution channels, except theatrical releases, due to the early timing of the video retailer "distribution window." The Video business could be negatively affected if the video retail distribution windows were no longer the first following the theatrical release; the length of the video retail distribution window was shortened; or the video retail distribution windows were no longer as exclusive as they are now. The Company believes that the studios have a significant interest in maintaining a viable video retail industry, however, the order, length and exclusivity of each window for each distribution channel is determined solely by the studio releasing the movie.

  •
  Studios have historically sold VHS movies to video retailers under a two-tiered pricing structure consisting of "rental pricing" and "sell-through" pricing, thereby creating a "rental window" for VHS product. The Company cannot control or predict with certainty studio pricing policies. The rental window has benefited the rental industry because, during the rental window, VHS prices are too high to generate consumer demand for purchasing VHS. There is not currently a domestic rental window for DVD. DVD rental product has generated higher margins than VHS revenue-

    sharing product due to the lower cost associated with sell-through DVD pricing, however, this pricing has also resulted in competition from mass merchant retailers at an earlier stage than is the case for VHS. The Video business could be negatively affected if consumers desire to purchase, rather than rent, movies. In addition, Video's profitability could be adversely affected if it did not derive most of its revenues from the rental business, as sell-through margins are generally lower than rental margins.

  •
  Changes in FCC laws and regulations could, directly or indirectly, adversely affect the operations and ownership of the Company's properties.

  •
  The Company has contingent liabilities related to discontinued operations, including environmental liabilities and pending litigation. While the pending or potential litigation, environmental and other liabilities should not have a material adverse effect on the Company, there can be no assurance in this regard.

  •
  The Company may be adversely affected by changes in technology and its effect on competition in the Company's markets.

  •
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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        Response to this item is included in "Item 7—Management's Discussion and Analysis of Results of Operations and Financial Condition—Market Risk."

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Viacom Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity and comprehensive income present fairly, in all material respects, the financial position of Viacom Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
New York, New York
February 11, 2002

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

        The Audit Committee of the Board of Directors, which is comprised solely of independent directors within the meaning of the NYSE rules, meets periodically with the independent accountants, with our internal auditors, as well as with management, to review accounting, auditing, internal accounting controls and financial reporting matters. The Audit Committee is also responsible for recommending to the Board of Directors the independent accounting firm to be retained for the coming year, subject to stockholder approval. The independent accountants and the internal auditors have full and free access to the Audit Committee with and without management's presence.

VIACOM INC.
By:	/s/ SUMNER M. REDSTONE Sumner M. Redstone Chairman of the Board of Directors Chief Executive Officer
By:	/s/ MEL KARMAZIN Mel Karmazin President Chief Operating Officer
By:	/s/ RICHARD J. BRESSLER Richard J. Bressler Senior Executive Vice President Chief Financial Officer
By:	/s/ SUSAN C. GORDON Susan C. Gordon Vice President, Controller Chief Accounting Officer

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2001	2000	1999

Revenues	$23,222.8	$20,043.7	$12,858.8
Expenses:
Operating	14,137.0	11,707.1	8,337.9
Selling, general and administrative	4,419.2	4,093.7	2,358.6
Restructuring and merger-related charges	119.4	698.5	70.3
Depreciation and amortization	3,087.0	2,223.5	844.7

Total expenses	21,762.6	18,722.8	11,611.5

Operating income	1,460.2	1,320.9	1,247.3
Interest expense	(962.7)	(822.3)	(448.9)
Interest income	30.6	53.2	27.7
Other items, net	254.7	8.8	17.8

Earnings before income taxes	782.8	560.6	843.9
Provision for income taxes	(922.5)	(729.8)	(411.4)
Equity in loss of affiliated companies, net of tax	(127.0)	(124.2)	(60.7)
Minority interest, net of tax	47.1	(70.4)	(.1)

Net earnings (loss) before extraordinary loss and cumulative effect of change in accounting principle	(219.6)	(363.8)	371.7
Extraordinary loss, net of tax	(3.9)	—	(37.7)
Cumulative effect of change in accounting principle, net of tax	—	(452.3)	—

Net earnings (loss)	(223.5)	(816.1)	334.0
Cumulative convertible preferred stock dividend requirement	—	—	(.4)
Premium on repurchase of preferred stock	—	—	(12.0)

Net earnings (loss) attributable to common stock	$(223.5)	$(816.1)	$321.6

Basic earnings (loss) per common share:
Net earnings (loss) before extraordinary loss and cumulative effect of change in accounting principle	$(.13)	$(.30)	$.52
Net earnings (loss)	$(.13)	$(.67)	$.46
Diluted earnings (loss) per common share:
Net earnings (loss) before extraordinary loss and cumulative effect of change in accounting principle	$(.13)	$(.30)	$.51
Net earnings (loss)	$(.13)	$(.67)	$.45
Weighted average number of common shares outstanding:
Basic	1,731.6	1,225.3	695.2
Diluted	1,731.6	1,225.3	709.5

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2001	2000

ASSETS
Current Assets:
Cash and cash equivalents	$727.4	$934.5
Receivables, less allowances of $274.9 (2001) and $246.2 (2000)	3,581.8	3,964.1
Inventory (Note 7)	1,369.4	1,402.0
Deferred tax asset, net (Note 12)	359.7	336.3
Other current assets	1,168.1	1,195.5

Total current assets	7,206.4	7,832.4

Property and Equipment:
Land	752.7	713.8
Buildings	1,030.5	837.1
Capital leases	778.1	852.5
Advertising structures	2,074.5	2,076.5
Equipment and other	4,729.1	4,505.8

	9,364.9	8,985.7
Less accumulated depreciation and amortization	3,029.7	2,383.9

Net property and equipment	6,335.2	6,601.8

Inventory (Note 7)	3,884.9	3,632.9
Intangibles, at amortized cost	70,990.1	62,004.1
Other assets	2,393.3	2,574.9

Total Assets	$90,809.9	$82,646.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$945.0	$1,261.1
Accrued expenses	2,828.4	2,790.2
Accrued compensation	708.5	642.0
Participants' share, residuals and royalties payable	1,309.4	1,220.3
Deferred income	527.7	605.9
Program rights	849.7	709.8
Income taxes payable	94.0	305.0
Current portion of long-term debt (Note 9)	299.0	223.9

Total current liabilities	7,561.7	7,758.2

Long-term debt (Note 9)	10,823.7	12,473.8
Pension and postretirement benefit obligation (Note 13)	1,643.7	1,636.8
Deferred income tax liabilities (Note 12)	1,131.2	931.5
Other liabilities	5,721.0	4,838.7
Commitments and contingencies (Note 14)
Minority interest	1,211.8	7,040.2
Stockholders' Equity:
Class A Common Stock, par value $.01 per share; 750.0 shares authorized; 138.8 (2001) and 138.9 (2000) shares issued	1.4	1.4
Class B Common Stock, par value $.01 per share; 10,000.0 shares authorized; 1,697.0 (2001) and 1,454.7 (2000) shares issued	17.0	14.5
Additional paid-in capital	64,980.6	50,729.9
Retained earnings	1,208.3	1,431.8
Accumulated other comprehensive loss (Note 1)	(152.7)	(152.5)

	66,054.6	52,025.1
Less treasury stock, at cost; 1.4 (2001 and 2000) Class A shares and 77.9 (2001) and 96.3 (2000) Class B shares	3,337.8	4,058.2

Total stockholders' equity	62,716.8	47,966.9

Total Liabilities and Stockholders' Equity	$90,809.9	$82,646.1

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended December 31,
	2001	2000	1999

Operating Activities:
Net earnings (loss)	$(223.5)	$(816.1)	$334.0
Adjustments to reconcile net earnings (loss) to net cash flow from operating activities:
Depreciation and amortization	3,087.0	2,223.5	844.7
Restructuring and merger-related charges	119.4	698.5	70.3
Inventory charges	392.1	—	—
Cumulative effect of change in accounting principle	—	753.9	—
(Gain) loss on transactions and other items, net	(288.5)	25.6	(33.7)
Extraordinary loss, net of tax	3.9	—	37.7
Equity in loss of affiliated companies, net of tax	127.0	124.2	60.7
Distributions from affiliated companies	55.6	48.3	26.4
Minority interest, net of tax	(47.1)	70.4	.1
Amortization of deferred financing costs	12.7	17.9	15.4
Change in operating assets and liabilities:
Decrease (increase) in receivables	391.3	(377.9)	61.7
Decrease (increase) in inventory and related program liabilities, net	63.7	(157.3)	(603.4)
Decrease (increase) in other current assets	65.9	(172.2)	(49.4)
Increase in unbilled receivables	(107.5)	(55.7)	(120.7)
Decrease in accounts payable and accrued expenses	(519.2)	(200.1)	(19.7)
Increase (decrease) in income taxes payable and net deferred taxes	442.0	166.9	(344.5)
(Decrease) increase in deferred income	(67.2)	(48.7)	57.0
Other, net	1.5	22.1	(42.5)

Net cash flow provided by operating activities	3,509.1	2,323.3	294.1

Investing Activities:
Acquisitions, net of cash acquired	(886.1)	(2,380.0)	(312.4)
Capital expenditures	(515.4)	(659.0)	(706.2)
Investments in and advances to affiliated companies	(70.1)	(239.2)	(161.6)
Purchases of short-term investments	(14.2)	(89.9)	(416.2)
Proceeds from sale of investments	61.4	316.6	410.3
Proceeds from dispositions	233.7	190.6	114.3
Other, net	.2	—	(35.8)

Net cash flow used for investing activities	(1,190.5)	(2,860.9)	(1,107.6)

Financing Activities:
(Repayments to) borrowings from banks, including commercial paper, net	(4,012.0)	1,413.4	2,184.8
Proceeds from issuance of senior notes and debentures	3,423.7	1,682.9	—
Repayment of notes and debentures	(917.1)	(331.9)	(1,075.3)
Payment of capital lease obligations	(136.3)	(130.6)	(106.5)
Purchase of treasury stock and warrants	(1,066.1)	(1,945.4)	(478.8)
Proceeds from exercise of stock options and warrants	184.6	187.0	390.8
Purchase of treasury stock by subsidiary	—	(84.1)	—
Repurchase of Preferred Stock	—	—	(611.9)
Net proceeds from issuance of subsidiary stock	—	—	430.7
Payment of Preferred Stock dividends	—	—	(7.8)
Other, net	(2.5)	—	1.0

Net cash flow (used for) provided by financing activities	(2,525.7)	791.3	727.0

Net (decrease) increase in cash and cash equivalents	(207.1)	253.7	(86.5)
Cash and cash equivalents at beginning of year	934.5	680.8	767.3

Cash and cash equivalents at end of year	$727.4	$934.5	$680.8

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
(In millions)

	Year ended December 31,
	2001		2000		1999

	Shares	Amount	Shares	Amount	Shares	Amount

Convertible Preferred Stock:
Balance, beginning of year	—	$—	—	$—	12.0	$600.0
Repurchase of Preferred Stock	—	—	—	—	(12.0)	(600.0)

Balance, end of year	—	—	—	—	—	—

Class A Common Stock:
Balance, beginning of year	138.9	1.4	139.7	1.4	141.6	1.4
Conversion of A shares into B shares	(.1)	—	(.8)	—	(1.9)	—

Balance, end of year	138.8	1.4	138.9	1.4	139.7	1.4

Class B Common Stock:
Balance, beginning of year	1,454.7	14.5	606.6	6.1	591.9	5.9
Exercise of stock options and warrants	10.6	.2	10.8	.1	12.8	.2
Issuance of stock for CBS acquisition	—	—	836.5	8.3	—	—
Issuance of stock for Infinity acquisition	231.6	2.3	—	—	—	—
Conversion of A shares into B shares	.1	—	.8	—	1.9	—

Balance, end of year	1,697.0	17.0	1,454.7	14.5	606.6	6.1

Additional Paid-In Capital:
Balance, beginning of year		50,729.9		10,338.5		10,574.7
Exercise of stock options and warrants, net of tax benefit		322.4		349.7		443.5
Issuance of stock for Infinity acquisition		13,408.8		—		—
Issuance of stock for BET acquisition		521.9		—		—
Issuance of stock for CBS acquisition		—		39,641.7		—
Stock option acceleration attributable to CBS acquisition		—		400.0		—
Loss on Blockbuster Offering		—		—		(662.1)
Warrants repurchased		—		—		(17.6)
Reduction of equity interest in internet investments		(2.4)		—		—

Balance, end of year		64,980.6		50,729.9		10,338.5

Retained Earnings:
Balance, beginning of year		1,431.8		2,247.9		1,932.9
Net earnings (loss)		(223.5)		(816.1)		334.0
Preferred Stock dividend requirement		—		—		(.4)
Premium on repurchase of Preferred Stock		—		—		(12.0)
Exercise of stock options		—		—		(6.6)

Balance, end of year		1,208.3		1,431.8		2,247.9

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year		(152.5)		(30.2)		(67.1)
Other comprehensive income (loss)		(.2)		(122.3)		36.9

Balance, end of year		(152.7)		(152.5)		(30.2)

Treasury Stock, at cost:
Balance, beginning of year	97.7	(4,058.2)	48.5	(1,431.7)	38.5	(998.2)
Common Stock repurchased	25.2	(1,082.8)	34.2	(1,945.4)	10.6	(448.8)
Issuance of stock for BET acquisition, net	(43.0)	1,777.8	—	—	—	—
Exercise of stock options (Class B)	—	—	—	—	(.6)	15.3
Shares held in trusts	—	—	15.0	(681.1)	—	—
Payout of shares for deferred compensation	(.6)	25.4	—	—	—	—

Balance, end of year	79.3	(3,337.8)	97.7	(4,058.2)	48.5	(1,431.7)

Total Stockholders' Equity		$62,716.8		$47,966.9		$11,132.0

Comprehensive Income (Loss):
Net earnings (loss)		$(223.5)		$(816.1)		$334.0

Other Comprehensive Income (Loss), net of tax:
Unrealized (loss) gain on securities		(36.7)		(92.8)		15.8
Reclassification adjustment for realized (gains) losses		69.2		45.3		(2.3)
Change in fair value of cash flow hedges		(3.0)		—		—
Cumulative translation adjustments		(29.3)		(71.4)		21.2
Minimum pension liability adjustment		(.4)		(3.4)		2.2

Total Other Comprehensive Income (Loss), net of tax		(.2)		(122.3)		36.9

Total Comprehensive Income (Loss)		$(223.7)		$(938.4)		$370.9

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions, except per share amounts)

1)    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—Viacom Inc. ("Viacom" or the "Company") is a diversified company with operations in six segments: (i) Cable Networks, (ii) Television, (iii) Infinity, (iv) Entertainment, (v) Video, and (vi) Publishing. On May 4, 2000, CBS Corporation ("CBS") merged with and into the Company and effective from this date, CBS' results of operations are included in the Company's consolidated results of operations. See Note 15 regarding the relative contribution to revenues and operating results from each of the reportable segments.

        Reclassifications—Certain amounts reported for prior years have been reclassified to conform to the current year's presentation.

        Use of Estimates—The preparation of the Company's financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and investments of more than 50% in subsidiaries and other entities. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for under the equity method. Investments of 20% or less are accounted for under the cost method. All significant intercompany transactions have been eliminated.

        Cash and Cash Equivalents—Cash and cash equivalents consist of cash on hand and short-term (maturities of three months or less at the date of purchase) highly liquid investments.

        Inventories—Inventories related to theatrical and television product (which includes direct production costs, production overhead and acquisition costs) are stated at the lower of amortized cost or net realizable value. Inventories are amortized, and estimated liabilities for residuals and participation are accrued, for an individual product based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues. Estimates for initial domestic syndication and basic cable revenues are not included in the estimated lifetime revenues of network series until such sales are probable. These estimates are periodically reviewed and adjustments if any, will result in changes to inventory amortization rates and estimated accruals for residuals and participations. As a result of the adoption of Statement of Position 00-2, "Accounting by Producers or Distributors of Films," the costs of feature and television films are classified as non-current assets.

        The Company estimates that approximately 95% of unamortized costs of completed and released films (excluding amounts allocated under purchase accounting) at December 31, 2001 will be amortized within the next three years. Approximately $693.3 million of released, and completed but not released film costs are expected to be amortized during the next twelve months. As of December 31, 2001, unamortized acquired film libraries of approximately $505.6 million remain to be amortized on a straight-line basis over an average remaining life of 12 years.

        Inventories related to base stock videocassettes are recorded at cost and amortized on an accelerated basis over three months and then on a straight-line basis over six months to an estimated $2 salvage value.

The cost of non-base stock videocassettes is amortized on an accelerated basis over three months to an estimated $2 salvage value. The cost of new release DVDs is amortized on an accelerated basis over six months to an estimated $4 residual value. Video games and base-stock DVDs are amortized on an accelerated basis over a 12 month period to an estimated $5 and $4 salvage value, respectively. (See Notes 6 and 7).

        Program Rights—The Company acquires rights to programming and produces programming to exhibit on its broadcast networks, cable networks and broadcast stations. The costs incurred in acquiring and producing programs are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable, and the program is accepted and available for airing.

        Property and Equipment—Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives as follows:

Buildings (including capital leases)	20 to 40 years
Leasehold improvements	4 to 15 years
Advertising structures	5 to 20 years
Equipment and other (including capital leases)	3 to 20 years

        Depreciation expense, including capitalized lease amortization, was $872.8 million (2001), $799.7 million (2000) and $496.8 million (1999). Amortization expense related to capital leases was $81.0 million (2001), $77.8 million (2000) and $80.1 million (1999). Accumulated amortization of capital leases was $294.6 million at December 31, 2001 and $296.6 million at December 31, 2000.

        Impairment of Long-Lived Assets—The Company assesses long-lived assets and identifiable intangibles for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to their net carrying value. The amount of impairment loss, if any, will generally be measured by the difference between the net book value of the assets and the estimated fair value of the related assets (see Recent Pronouncements).

        Intangible Assets—Intangible assets, which primarily consist of the cost of acquired businesses in excess of the fair value of tangible assets and liabilities acquired ("goodwill") and FCC licenses, are generally amortized by the straight-line method over estimated useful lives of up to 40 years. The Company evaluates the amortization period of intangibles on an ongoing basis in light of changes in any business conditions, events or circumstances that may indicate the potential impairment of intangible assets. At December 31, 2001 and December 31, 2000, approximately $10.6 billion and $10.9 billion of intangible assets, respectively are attributable to FCC licenses. Accumulated amortization of intangible assets was $5.5 billion at December 31, 2001 and $3.4 billion at December 31, 2000. Accounting for intangible assets will change upon the Company's adoption of the new standard for goodwill and other intangible assets in 2002 (see Recent Pronouncements).

        Revenue Recognition—Subscriber fees for Cable Networks are recognized in the period the service is provided. Advertising revenues are recognized in the period during which advertising spots are aired. Video segment revenues are recognized at the time of rental or sale. The Publishing segment recognizes revenue when merchandise is shipped. Revenues from the sale of outdoor advertising space are recognized ratably over the contract terms.

        Entertainment revenues from films in the domestic and foreign theatrical markets are recognized as films are exhibited; revenues from the sale of videocassettes, discs and DVDs are recognized upon availability for sale to the public; and revenues from all television sources are recognized upon availability of the film for telecast. On average, the length of the initial revenue cycle for feature films approximates four to seven years.

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

        Advertising—The Company incurred advertising expenses of $1.5 billion (2001), $1.4 billion (2000) and $1.1 billion (1999).

        Interest—Costs associated with the refinancing or issuance of debt, as well as with debt discount, are expensed as interest over the term of the related debt. The Company may enter into interest rate exchange agreements; the amount to be paid or received under such agreements would be accrued as interest rates change and recognized over the life of the agreements as an adjustment to interest expense.

        Foreign Currency Translation and Transactions—The Company's foreign subsidiaries' assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The resulting translation gains or losses, net of tax are included as a separate component of stockholders' equity in accumulated other comprehensive income. Foreign currency transaction gains and losses have been included in "Other items, net."

        Subsidiary Stock Transactions—Gains or losses arising from issuances by a subsidiary of its own stock in a public offering are recorded within stockholders' equity.

        Provision for Doubtful Accounts—The provision for doubtful accounts charged to expense was $112.3 million (2001), $124.1 million (2000) and $33.5 million (1999).

        Net Earnings (Loss) per Common Share—Basic earnings per share is based upon the net earnings applicable to common shares after preferred dividend requirements and divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the effect of the assumed conversions of convertible securities and the exercise of stock options only in the periods in which such effect would have been dilutive.

        The numerator used in the calculation of both basic and diluted EPS for each respective year reflects earnings (loss) less preferred stock dividends of $.4 million and the premium on preferred stock of $12 million for 1999. For the years ended December 31, 2001 and December 31, 2000, incremental shares of 27.9 million and 30.1 million, respectively, for the assumed exercise of stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

        The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS:

	2001	2000	1999

Weighted average shares for basic EPS	1,731.6	1,225.3	695.2
Incremental shares for stock options	—	—	14.3

Weighted average shares for diluted EPS	1,731.6	1,225.3	709.5

        Comprehensive Income (Loss)—The components of accumulated other comprehensive income (loss), net of tax benefits of $101.7 million, $104.1 million and $21.0 million at December 31, 2001, 2000 and 1999, respectively, were as follows:

	Unrealized Gain (Loss) on Securities	Change in fair value of cash flow hedges	Cumulative Translation Adjustments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)

At December 31, 1998	$1.2	$—	$(58.1)	$(10.2)	$(67.1)
1999 Activity	13.5	—	21.2	2.2	36.9

At December 31, 1999	14.7	—	(36.9)	(8.0)	(30.2)
2000 Activity	(47.5)	—	(71.4)	(3.4)	(122.3)

At December 31, 2000	(32.8)	—	(108.3)	(11.4)	(152.5)
2001 Activity	32.5	(3.0)	(29.3)	(.4)	(.2)

At December 31, 2001	$(.3)	$(3.0)	$(137.6)	$(11.8)	$(152.7)

        Change in Accounting—In June 2000, the Company elected early adoption of Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Under the new accounting standard, all exploitation costs such as advertising expenses, marketing costs and video duplication costs for theatrical and television product will be expensed as incurred, whereas under the old accounting standards, these costs were capitalized and amortized over the products' lifetime. As a result of this early adoption in the second quarter of 2000, the Company recorded a pre-tax non-cash charge of $753.9 million ($452.3 million after-tax or $.37 per basic and diluted share). This charge has been reflected as a cumulative effect of a change in accounting principle, effective January 1, 2000, in the consolidated statement of operations for the year ended December 31, 2000. Under SOP 00-2 for the year ended December 31, 2000, the Company reported lower operating results of approximately $77 million.

        In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 139 ("SFAS 139") which rescinds SFAS No. 53 on financial reporting by motion picture film producers or distributors. SFAS 139 requires public companies to follow the guidance provided by SOP 00-2.

        Derivative Instruments and Hedging Activities—Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. SFAS 133 also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of the derivatives either be offset against the change in fair value of assets or liabilities through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. The impact of adoption was immaterial on the Company's consolidated results of operations and financial position (see Note 10).

        Stock-based Compensation—The Company follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ('SFAS 123"). The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and, accordingly, does not recognize compensation expense for the stock option grants because the Company typically does not issue options at exercise prices below market value at date of grant.

        Recent Pronouncements—In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), effective for fiscal years beginning after December 15, 2001 and replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 establishes an accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and replaces the provisions of Accounting Principles Board ("APB") Opinion No. 30 for the disposal of segments of a business. Long-lived assets classified as held for disposal as a result of disposal activities that were initiated prior to adoption of SFAS 144 shall continue to be accounted for under the provisions of SFAS No. 121 or APB Opinion No. 30. The adoption of SFAS 144 will not have a material effect on the Company's financial statements.

        In June 2001, the FASB issued SFAS No. 141 "Business Combinations" ("SFAS 141"), effective for business combinations initiated after June 30, 2001 and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective for the fiscal years beginning after December 15, 2001. Under SFAS 141 all business combinations are required to be accounted for under the purchase method of accounting.

        SFAS 142 supersedes APB Opinion No. 17 "Intangible Assets", related to financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized to earnings, but should instead be tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment. The Company will adopt SFAS 142 in the first quarter of 2002. The Company has determined that with the exception of Blockbuster, none of the Company's reporting units has an impairment. The impairment charge will be determined after the fair value of Blockbuster has been allocated to specific assets and liabilities and will be recognized as a cumulative effect of a change in accounting principle. Any potential write-off of Blockbuster's goodwill would represent an insignificant decrease relative to the Company's consolidated intangibles of approximately $71 billion. Also, as a result of the new accounting standard, future amortization expense will be significantly lower. The Company anticipates a significant reduction in amortization expense from $2.2 billion for 2001 to approximately $110 million for 2002.

2)    SUBSEQUENT EVENT

        On February 13, 2002, the Company announced that it had agreed to acquire the assets of KCAL-TV for approximately $650 million in cash. The acquisition is expected to close in mid 2002 and is subject to Federal Communications Commission review.

3)    ACQUISITIONS

        On February 21, 2001, the Company completed a merger with Infinity, acquiring all of the issued and outstanding shares of Infinity common stock that it did not already own, approximately 36%. Under the terms of the merger, which was tax-free for the stockholders of Infinity and Viacom, each issued and outstanding share of Infinity Class A common stock was converted into the right to receive 0.592 of a share of Viacom Class B Common Stock. The Infinity merger was accounted for at historical cost, with the exception of minority interest, which was accounted for under the purchase method of accounting. The total purchase price of approximately $13.4 billion represented the issuance of approximately 231.6 million shares of Viacom Class B Common Stock and the fair value of Infinity stock options assumed by the Company. Infinity stockholders received a cash payment in lieu of any fractional shares. The goodwill attributable to this transaction was approximately $7.7 billion.

        On January 23, 2001, the Company completed its acquisition of BET for approximately $3 billion, which principally represented the net issuance of approximately 43.0 million shares of Viacom Class B Common Stock and the assumption by the Company of approximately $590 million in debt. The acquisition was accounted for under the purchase method of accounting. An allocation of the total cost to acquire BET was based on the fair value of the assets acquired and liabilities assumed at the time of the acquisition. The excess purchase price over the fair value of the tangible net assets acquired of approximately $2.9 billion was allocated to intangibles. As of the acquisition date, BET's results are included as part of the Cable Networks segment.

        On May 4, 2000, CBS was merged with and into the Company (the "Viacom/CBS Merger"). The total purchase price of approximately $39.8 billion included approximately $37.7 billion for the issuance of 825.5 million shares of Viacom Class B Common Stock and 11,004 shares of Viacom Series C convertible preferred stock, which were subsequently converted into 11.0 million shares of Viacom Class B Common Stock, and approximately $1.9 billion for the fair value of CBS stock options assumed by the Company and transaction costs. In addition, Viacom assumed approximately $3.7 billion of CBS' debt.

        The Viacom/CBS Merger was accounted for under the purchase method of accounting. CBS' results of operations are included in the Company's reported consolidated results of operations from the effective date of acquisition. The total cost to acquire CBS has been allocated based on the fair values of the assets acquired and liabilities assumed at the time of the Viacom/CBS Merger. The excess purchase price over the fair value of the tangible net assets acquired of approximately $50 billion was allocated to intangibles.

        Effective 2002, goodwill attributable to the above acquisitions will no longer be amortized but will be tested for impairment on an annual basis in connection with the adoption of SFAS 142 (see Note 1).

        The unaudited condensed pro forma results of operations data presented below were prepared based upon the historical consolidated results of operations of the Company and CBS and assumes the above acquisitions and the Viacom/CBS Merger had occurred as of January 1, 2000.

Pro Forma Results of Operations Data (unaudited)

Year Ended December 31,	2001	2000

Revenues	$23,239.3	$23,351.8
Net loss before extraordinary loss and cumulative effect of change in accounting principle	$(243.4)	$(688.0)
Net loss attributable to common stock	$(247.0)	$(1,138.3)
Basic and diluted loss per common share:
Net loss before extraordinary loss and cumulative effect of change in accounting principle	$(.14)	$(.39)
Net loss	$(.14)	$(.64)

        The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the above events been consummated on January 1, 2000. In addition, these results have not been adjusted to exclude the one-time Viacom/CBS merger-related charges of $698 million in 2000. These results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

        In addition to the above acquisitions, the Company also acquired the following businesses during 2001 and 2000 that have not been reflected in the pro forma results of operations data above. The aggregate impact of these acquisitions in these periods was not material to the Company's revenues, net loss or net loss per share.

        In November 2001, the Company completed the television station swaps of WDCA-TV Washington D.C. and KTXH-TV Houston in exchange for KBHK-TV San Francisco. As a result of the swaps, the Company recognized a gain of approximately $210.1 million.

        On September 15, 2000, Infinity completed the acquisition of Memphis radio stations WMC-AM and WMC-FM for approximately $76 million.

        On August 24, 2000, Infinity completed the acquisition of 18 radio stations from Clear Channel for approximately $1.4 billion in an asset transaction. These stations are located in San Diego, Phoenix, Denver, Cleveland, Cincinnati, Orlando and Greensboro—Winston-Salem.

        On July 1, 2000, Infinity completed the acquisition of Waterman Broadcasting Corporation of Texas in exchange for approximately 2.7 million shares of Infinity Class A common stock valued at approximately $88 million. Waterman Broadcasting owns radio stations KTSA-AM and KTFM-FM in San Antonio, Texas.

        During the second quarter of 2000, Infinity completed the acquisition of Giraudy, one of France's largest outdoor advertising companies, for approximately $400 million. Infinity also acquired Societa Manifesti & Affisioni S.p.A., one of the leading Italian outdoor media sales companies, for approximately $90 million.

        On March 31, 2000, the Company acquired the remaining 50% interest in United Paramount Network ("UPN") that it did not already own. In the second quarter of 2000, the Company consolidated UPN's results of operations. Prior to this acquisition, the Company reported its proportionate share of net losses of UPN in "Equity in loss of affiliated companies, net of tax" in the Consolidated Statements of Operations.

4)    RESTRUCTURING AND MERGER-RELATED CHARGES

        In the fourth quarter of 2001, MTVN announced a restructuring plan to reduce headcount in its domestic offices and close certain offices in Latin America, Europe and Asia. In connection with this plan, the Company recorded a restructuring charge of approximately $66.6 million. Included in the restructuring charge was severance of $58.3 million for the termination of approximately 450 employees worldwide and lease termination and other occupancy costs of $8.3 million for vacated office space in New York. As of December 31, 2001, the Company had paid and charged $11.4 million against the severance liability and the lease termination liability has not yet been utilized. The Company expects to substantially utilize these reserves by the end of 2002.

        In the fourth quarter of 2001, in connection with the Company's plan to integrate UPN with CBS operations, the Company recorded a restructuring charge of $52.8 million. The restructuring charge included programming write-offs of $29.6 million, approximately $15 million of employee-related costs, including severance, and lease termination and other costs of $8.2 million. The integration of UPN with CBS Network operations began in January 2002. The Company plans to eliminate approximately 50 positions and vacate space at 3 of UPN's offices. As of December 31, 2001, the Company had not utilized the severance and lease termination reserves. The Company expects to substantially utilize these reserves by the end of 2002.

        In the second quarter of 2000, the Company recorded non-recurring merger-related charges of $698 million ($505 million after-tax or $.41 per share) associated with the integration of Viacom and CBS and the acquisition of UPN (see Note 3). These amounts included non-cash charges of $415 million principally attributable to compensation for stock options and $283 million of cash payments and accrued liabilities for severance, transaction fees and integration costs. As of December 31, 2001, the Company had paid and charged approximately $109 million for severance liabilities, $27 million for transaction fees and $69 million related to integration costs.

        In June 1999, the Company completed its tender offer for all outstanding shares of Spelling Entertainment Group Inc. ("Spelling") common stock that it did not already own for $9.75 per share in cash and then acquired the remaining outstanding shares of Spelling that were not tendered through a merger of Spelling and a wholly owned subsidiary of the Company. As a result of the merger, each share of Spelling common stock was also converted into the right to receive $9.75 in cash. The consideration for tendered shares was approximately $176 million.

        In connection with the integration of the operations of Spelling into Paramount Television, the Company recorded a charge of approximately $81.1 million, of which $70.3 million was recorded as a restructuring charge and $10.8 million was recorded as part of depreciation expense in the third quarter of 1999. Included in the charge was severance and employee related costs of $48.1 million, lease termination and other occupancy costs of $17.7 million and other exit costs of $4.5 million. Severance and other employee related costs represent the costs to terminate approximately 250 employees engaged in legal, sales, marketing, finance, information systems, technical support and human resources for Spelling. Lease termination and other occupancy costs principally represent the expenses associated with vacating existing lease obligations in New York and Los Angeles. The depreciation expense of approximately $10.8 million was associated with the fixed asset write-offs for software, leasehold improvements and equipment located at these premises. As of December 31, 2001, the Company had paid and charged approximately $48.1 million against the severance liability, $13.9 million against lease termination and other occupancy costs and $3.1 million against the other exit costs.

5)    BLOCKBUSTER SPECIAL ITEM CHARGES

        During the third quarter of 2001, Blockbuster executed a strategic re-merchandising plan to allow for an expansion of store space for DVD and other strategic product offerings. Blockbuster initiated this plan with the goal of optimizing its stores' revenues and gross profit based on an evaluation of its product mix and product offerings. This evaluation also included analyses of industry trends and projections, such as the accelerated consumer acceptance of the DVD format, as evidenced by Blockbuster's increase in DVD rental revenues as a percentage of total rental revenues from approximately 7.3% for the three months ended September 30, 2000 to approximately 19.8% for the three months ended September 30, 2001 and the continued increase to 23.4% for the three months ended December 31, 2001. In connection with its plan, Blockbuster eliminated approximately 30% of its rental VHS library in its stores, certain VHS merchandise inventory primarily located in its distribution center, and certain games from its rental library in its stores, and reorganized several of its corporate departments. The cost of the eliminated inventory, net of any estimated proceeds, resulted primarily in non-cash charges of approximately $195.9 million to operating expenses in the Company's consolidated statement of operations. Blockbuster also recorded a charge of approximately $26.9 million in selling, general and administrative expenses, primarily related to employee, labor and supply and disposal costs to execute the plan. Additionally, $2.6 million was charged to depreciation expense and $1.9 million was charged below operating income to equity in loss of affiliated companies. The strategic re-merchandising plan was completed by the end of 2001 through the destruction or sale of the identified items.

        Also, during the third quarter of 2001, Blockbuster recorded approximately $27.6 million in selling, general and administrative expenses related to two outstanding lawsuits.

        The amounts described above, along with the $141.7 million recorded as a change in accounting estimates for rental inventory, comprise the Blockbuster charges of $394.7 million to operating income for the year ended December 31, 2001.

6)    CHANGE IN ACCOUNTING ESTIMATES FOR RENTAL INVENTORY

        Effective July 1, 2001, Blockbuster changed its accounting estimates related to rental inventory, including residual values and useful lives, in connection with its strategic re-merchandising plan as discussed in Note 5. The residual value of VHS rental inventories was reduced from $4 per unit to $2 per unit, and the residual value of game rental inventories was reduced from $10 per unit to $5 per unit. In addition, Blockbuster reduced its estimate of the useful life of its base stock VHS rental inventories from 36 months to 9 months. These changes in estimate reflect the impact of changes in the rental business, such as an increase in DVD rental revenues, a decrease in VHS rental revenues and trends affecting games, which have led to a reduction in the average selling value of Blockbuster's previously rented VHS and game products and a reduction in the average life of VHS rental products. As a result of these changes in estimate, the Company's operating expenses were $141.7 million higher and net loss was higher by $73.9 million, or an increase in loss per share of $.04, than it would have been under the previous method for the year ended December 31, 2001.

7)    INVENTORY

At December 31,	2001	2000

Theatrical and television inventory:
Theatrical:
Released (including acquired film libraries)	$510.3	$365.6
Completed, not released	.9	49.5
In process and other	398.7	276.6
Television:
Released (including acquired film libraries)	998.3	881.9
In process and other	158.4	151.5
Program rights	2,416.4	2,163.4

	4,483.0	3,888.5
Less current portion	1,003.2	985.9

	3,479.8	2,902.6

Merchandise inventory	261.4	309.9
Rental inventory	331.3	631.6
Publishing, primarily finished goods	71.2	67.9
Other	107.4	137.0

	771.3	1,146.4
Less current portion	366.2	416.1

	405.1	730.3

Total Current Inventory	$1,369.4	$1,402.0

Total Non-Current Inventory	$3,884.9	$3,632.9

8)    INVESTMENTS IN AFFILIATED COMPANIES

        The Company accounts for its investments in affiliated companies over which the Company has significant influence or ownership of more than 20% but less than or equal to 50%, under the equity method. Such investments principally include but are not limited to the Company's interest in Comedy Central (50% owned), United Cinemas International (50% owned), Nickelodeon U.K. (50% owned), NOGGIN (50% owned), Middle East Channel (33% owned), WF Cinema Holding L.P. (50% owned), Grauman's Theatres LLC (50% owned), MarketWatch.com, Inc. (34% owned) and Hollywood Media Corp. (30% owned). The following is a summary of combined financial information that is based on information provided by the equity investees.

Year Ended December 31,	2001	2000	1999

Results of Operations Data:
Revenues	$2,602.3	$2,465.0	$1,995.4
Operating loss	(94.8)	(191.4)	(109.4)
Net loss before extraordinary loss and cumulative effect of change in accounting principle	(172.8)	(254.9)	(154.9)

At December 31,	2001	2000

Financial Position:
Current assets	$908.2	$1,025.7
Non-current assets	1,157.7	1,247.9
Current liabilities	785.0	786.1
Non-current liabilities	681.6	580.3

        For equity investments, a difference typically exists between the initial investment and the proportionate share in the underlying net assets of the investee. The unamortized difference of $74.9 million and $162.2 million at December 31, 2001 and 2000, respectively is being amortized over the remaining estimated useful life. The amortization expense is reflected in "Equity in loss of affiliated companies, net of tax." Accounting for intangibles will change upon the Company's adoption of the new standard for goodwill and other intangible assets in 2002 (see Note 1—Recent Pronouncements).

        At December 31, 2001, the Company's equity investments included two publicly traded Internet-based companies: Hollywood Media Corp. and MarketWatch.com, Inc. Based upon quoted market prices at December 31, 2001, the aggregate market value of these investments was approximately $73.9 million.

        At the date of acquisition, for cost and equity investments in Internet-based companies, the Company typically records the investment at an amount equal to the cash consideration paid plus the fair value of the advertising and promotion time to be provided. The associated obligation to provide future advertising and promotion time is non-cash and is recorded as deferred revenue at an amount equal to the fair value of the advertising and promotion time to be provided. Any related deferred revenue balance is presented as "Deferred income" and "Other liabilities" in the Consolidated Balance Sheets. Deferred revenue is relieved and barter revenue is recognized as the related advertising and promotion time is delivered. Barter revenue of $87.2 million has been recognized for the year ended December 31, 2001.

        At December 31, 2001, the Company had $65.6 million in cost investments that are included as a component of other assets. The 2001 mark-to-market adjustments in fair value for the publicly traded cost investments were $(.3) million, net of tax, and were recorded as a decrease in other comprehensive income. The Company determined that some of its cost investments experienced an other than temporary decline in market value as of December 31, 2001, and accordingly, the Company recorded a non-cash impairment loss on these investments for approximately $125.0 million in "Other items, net" in the Consolidated Statements of Operations.

        National Amusements, Inc. ("NAI") is a closely held corporation that beneficially owns approximately 68% of the Company's Class A Common Stock and approximately 11% of the Company's Class A Common Stock and Class B Common Stock on a combined basis at December 31, 2001. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board of Directors and Chief Executive Officer of the Company.

        The Company owns a minority equity interest in Westwood One, Inc. ("Westwood One"). Most of Infinity's radio stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's radio programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and in certain instances shares in revenue from the sale of Infinity's programming. In addition, certain employees of Infinity serve as officers of Westwood One for which the Company receives a management fee. Revenue and expense reimbursements from these arrangements were approximately $102.4 million and $77.6 million in 2001 and 2000, respectively.

        The Company, through the normal course of business, is involved in transactions with affiliated companies that have not been material in any of the periods presented.

9)    BANK FINANCING AND DEBT

        Long-term debt consists of the following:

At December 31,	2001	2000

Notes payable to banks	$645.0	$1,879.1
Commercial paper	1,104.3	3,856.4
7.50% Senior Notes* due 2002	250.0	249.6
7.625% Senior Notes due 2002	143.0	143.0
8.375% Notes due 2002	—	201.4
6.75% Senior Notes due 2003	350.0	349.9
6.875% Notes due 2003	274.9	274.9
7.15% Senior Notes due 2005	499.2	499.0
7.75% Senior Notes due 2005	967.8	966.9
6.40% Senior Notes due 2006	804.3	—
7.70% Senior Notes due 2010	1,675.9	1,148.7
6.625% Senior Notes due 2011	993.3	—
8.625% Debentures due 2012	266.3	271.1
8.875% Notes due 2014	101.9	101.9
7.625% Senior Debentures due 2016	199.0	198.9
8.25% Senior Debentures* due 2022	237.3	237.2
7.125% Senior Notes due 2023	52.2	52.2
7.875% Debentures due 2023	250.7	250.7
7.50% Senior Debentures* due 2023	149.6	149.6
7.875% Senior Debentures due 2030	1,284.2	499.9
7.25% Senior Notes due 2051	335.0	—
10.25% Senior Subordinated Notes* due 2001	—	35.3
9.00% Senior Subordinated Notes due 2006	—	63.1
9.375% Senior Subordinated Notes due 2006	—	189.6
8.875% Senior Subordinated Notes due 2007	2.7	376.4
10.50% Senior Subordinated Notes due 2009	48.1	67.8
11.375% Subordinated Debentures due 2009	19.8	39.4
Other notes	16.2	43.5
Obligations under capital leases	452.0	552.2

	11,122.7	12,697.7
Less current portion	299.0	223.9

	$10,823.7	$12,473.8

  *
  Issues of Viacom International Inc. guaranteed by the Company.

        The notes and debentures above included the aggregate unamortized premium of $49.4 million at December 31, 2001 and were presented net of an aggregate unamortized discount of $21.4 million at December 31, 2000.

        As a result of the Viacom/CBS Merger, Viacom assumed approximately $3.7 billion of CBS' debt.

        On March 28, 2000, the Viacom credit agreements were amended to allow for the merger of CBS with and into the Company. On April 17, 2000, the CBS credit agreement, which consisted of a $1.5 billion revolving credit facility maturing August 29, 2001 and the Infinity credit agreement, which consisted of a $1.5 billion revolving credit facility maturing August 29, 2001, were amended to allow for the merger of CBS with and into the Company. On May 3, 2000, Infinity entered into two new credit facilities, totaling $1.95 billion, comprised of a $1.45 billion 5-year revolving credit facility and a $500 million 364-day revolving credit facility.

        On March 7, 2001, the Company cancelled all of the above-mentioned credit agreements other than the Infinity $1.45 billion facility, and entered into two new credit facilities. These two new facilities totaled $3.5 billion and were comprised of a $1.5 billion 5-year revolving credit facility and a $2.0 billion 364-day revolving credit facility. The Company also amended and restated the Infinity $1.45 billion facility. The terms and conditions were substantially conformed to the $1.5 billion 5-year revolving credit facility, and the Company was designated as the borrower. As of December 31, 2001, the Company had unused revolving credit facilities of $4.85 billion in the aggregate. The $2.0 billion facility was to expire in 2002, and the $1.5 billion and $1.45 billion facilities in 2005 and 2006, respectively. On March 5, 2002, the Company entered into a new $1.8 billion 364-day facility to replace the $2.0 billion facility which was to expire on March 6, 2002. The $1.8 billion facility expires in March 2003.

        The primary purpose of the facilities is to support commercial paper borrowings. The Company, at its option, may borrow in certain foreign currencies up to specified limits under the $1.5 billion 5-year revolving credit facility. Borrowing rates under the facilities are determined at the time of each borrowing and are based generally on the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. At December 31, 2001, LIBOR for borrowing periods of one month and two months were 1.87% and 1.88%, respectively. The Company pays commitment fees based on the total amount of the facility commitments. As of March 5, 2002, the amount available under the Company's revolving credit facilities totaled $4.59 billion.

         The facilities contain certain covenants which, among other things, require that the Company maintain a minimum interest coverage ratio. At December 31, 2001, the Company was in compliance with the financial covenants.

         The Company issues commercial paper under its $4.75 billion program. Borrowings under the program have maturities of less than a year and are supported by unused revolving credit facilities. At December 31, 2001, the Company had borrowings under the program of approximately $1.1 billion.

         On January 15, 2002, the 11.375% subordinated debentures due 2009 were redeemed at a redemption price equal to 105.7% of the principal amount.

         On December 3, 2001, the Company completed a consent solicitation and tender offer to purchase for cash substantially all of the outstanding 8.875% senior subordinated notes due 2007 at a redemption price equal to 107.5% of the principle amount. An extraordinary loss of $3.9 million, net of tax, was recognized on the tender offer.

         On June 29, 2001, the Company issued $335 million of 7.25% senior notes due June 30, 2051; interest on the senior notes will be paid quarterly. Proceeds from the debt issuance were used to repay commercial paper indebtedness. The senior notes are redeemable at anytime by the Company after June 30, 2006 at their principal amount plus accrued interest.

        In 2001, the Company issued, under Rule 144A, $800 million of 6.40% senior notes due January 30, 2006, $1.0 billion of 6.625% senior notes due May 15, 2011; $500 million of 7.70% senior notes due July 30, 2010, and $750 million of 7.875% senior debentures due July 30, 2030; interest on the senior notes and debentures will be payable semi-annually. Proceeds were used to repay bank debt, including commercial paper. These notes and debentures were exchanged for registered notes and debentures. The senior debentures and the senior notes due July 30, 2010, May 15, 2011 and July 30, 2030 are redeemable at any time at their principal amount plus the applicable premium and accrued interest.

        During 2001, all $189.6 million outstanding of Infinity's 9.375% senior subordinated notes due 2006 were redeemed at a redemption price equal to 104.7% of the principal amount. On February 1, 2001, all $60.3 million outstanding of Infinity's 9% senior subordinated notes due 2006 were redeemed at a redemption price equal to 104.5% of the principal amount.

        On August 1, 2000, the Company issued $1.15 billion of 7.70% senior notes due July 30, 2010 and $500 million of 7.875% senior debentures due July 30, 2030; interest on the senior notes and debentures is payable semi-annually. Proceeds from the debt issuance were used to repay bank debt, including commercial paper. The senior notes and debentures are redeemable at any time at their principal amount plus the applicable premium and accrued interest.

        At December 31, 2001, the Company had classified $1.69 billion as long-term debt, reflecting its intent and ability, through the existence of unused revolving credit facilities, to refinance on a long-term basis commercial paper and other debt scheduled to mature in 2002. The Company's scheduled maturities of long-term debt at face value, excluding commercial paper and capital leases, outstanding at December 31, 2001 are as follows:

	Year of Maturity
	2002	2003	2004	2005	2006	2007 & thereafter

Long-term debt	$582.6	$910.0	$178.9	$1,472.8	$800.8	$5,571.9

    Blockbuster Credit Agreement

        On June 21, 1999, Blockbuster entered into a $1.9 billion unsecured credit agreement (the "Blockbuster Credit Agreement") with a syndicate of banks. The Blockbuster Credit Agreement was initially comprised of a $700 million long-term revolver due July 1, 2004; a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600 million short-term revolver, which was paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the Blockbuster Credit Agreement from $1.9 billion to $1.3 billion. Blockbuster had $700 million of available borrowing capacity under a long-term revolver at December 31, 2001. Interest rates under the Blockbuster Credit Agreement are based on the prime rate in the United States or LIBOR (plus a margin, or "LIBOR spread" based on leverage ratios, which is currently 1.25%), at Blockbuster's option at the time of borrowing. The weighted-average interest rate at December 31, 2001 for borrowings under the Blockbuster Credit Agreement was 5.8%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (.25% at December 31, 2001).

        The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster's common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At December 31, 2001, Blockbuster was in compliance with all covenants under the Blockbuster Credit Agreement.

        Included in the Company's scheduled maturities presented above, are Blockbuster's scheduled maturities of long-term debt outstanding, excluding commercial paper and capital leases, at December 31, 2001 as follows:

	Year of Maturity
	2002	2003	2004	2005	2006	2007 & thereafter

Long-term debt	$157.8	$279.3	$178.1	$1.0	—	—

Accounts Receivable Securitization Programs

        As of December 31, 2001, the Company had an aggregate of $950 million outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable and debt on the Company's consolidated balance sheet. The Company enters into these arrangements because they provide a cost-efficient form of financing and an additional source of liquidity. Proceeds from the programs were used to reduce outstanding borrowings. The Company is required to maintain certain ratios in connection with the programs. As of December 31, 2001, the Company was in compliance with the required ratios under the receivable securitization programs.

10)    FINANCIAL INSTRUMENTS

        The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures and certain differences related to other financial instruments that are not significant. At December 31, 2001, the carrying value of the senior debt and senior subordinated debt is $8.9 billion and the fair value, which is estimated based on quoted market prices, is $9.5 billion.

        The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign exchange rates and interest rates. The Company does not hold or enter into financial instruments for speculative trading purposes. The foreign exchange hedging instruments used are spot, forward and option contracts. The foreign exchange contracts have principally been used to hedge the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, the Singapore Dollar and the Euro. The Company designates forward contracts used to hedge future production costs as cash flow hedges. Additionally, the Company enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. The change in fair value of the non-designated contracts is included in current period earnings as part of "Other items, net."

        The Company's interest expense is exposed to movements in short-term rates. Swap agreements are used to modify this exposure. This includes both fixed to variable rate swaps which are designated as fair value hedges and variable to fixed rate swaps which are designated as cash flow hedges. As of December 31, 2001, the swaps could be terminated by a payment of approximately $4.5 million.

        The effective portion of the change in fair value of cash flow hedges are reported in other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. The ineffective portion included in earnings was not material. The change in value of the fair value hedges and the hedged instruments is reported in earnings for the periods presented.

        During December 2001, the Company entered into $750 million notional amount swap agreements, which converted fixed rate debt obligations into variable rate debt obligations. Of the $750 million notional amount, $225 million matures on January 15, 2003, $275 million matures on September 1, 2003 and $250 million matures on June 1, 2005, and the Company receives interest at approximately 3.2%, 3.8% and 4.5%, respectively, and pays three-month LIBOR. These fair value hedges were fully effective.

        At December 31, 2001, the notional amount of the foreign exchange derivative contracts was $268.1 million. Of this balance, $76.6 million represents cash flow hedges used to reduce foreign exchange exposure for future production costs. The remaining $191.5 million represents hedges of underlying foreign currency balances, expected foreign currency net cash flows and investment hedges.

        On January 23, 2001, the Company, in connection with the acquisition of BET, assumed $425 million cash flow swap agreements which effectively convert variable rate interest payments on commercial paper to a fixed rate. As of December 31, 2001, the notional amount outstanding was approximately $253 million. The notional amount of swaps amortize by approximately $78 million and $156 million in September of 2002 and 2003, respectively, and matures in September 2004. Interest is received based upon three-month LIBOR and is paid at approximately 5.07%. The amount of the ineffectiveness of these cash flow hedges, that was reflected in earnings, was immaterial.

        The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties. Outstanding letters of credit and surety bonds totaled approximately $306 million at December 31, 2001. The Company's receivables do not represent significant concentrations of credit risk at December 31, 2001, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

11)    STOCKHOLDERS' EQUITY

        During 2001, the Company repurchased 24.2 million shares of its Class B Common Stock for approximately $1.0 billion under its share repurchase programs. During 2000, the Company repurchased 10,000 shares of its Class A Common Stock and 34.2 million shares of its Class B Common Stock for approximately $1.95 billion in the aggregate. During 1999, the Company had repurchased a total of 25,000 shares of its Class A Common Stock, 10.6 million shares of its Class B Common Stock and 1.1 million Viacom Five-Year Warrants, for approximately $466.4 million in the aggregate.

        On July 7, 1999, the Viacom Five-Year Warrants expired. The Company received proceeds of approximately $317 million and issued approximately 9.0 million shares of its Class B Common Stock in connection with the exercise of 4.5 million warrants issued as part of the 1994 acquisition of Paramount Communications.

        Long-Term Incentive Plans—The Company has Long-Term Incentive Plans (the "Plans") under which options are issued: the Viacom Long-Term Management Incentive Plans (the "Viacom Plans") and the Blockbuster Long-Term Management Incentive Plan (the "Blockbuster Plan"). In 1999, the Company established the MTVi Long-Term Incentive Plan (the "MTVi Plan"). No options were granted under this plan during 2001. Effective February 21, 2001, as a result of the Company's acquisition of the minority interest of Infinity (see Note 3), Viacom assumed the Infinity Long-Term Incentive Plan (the "Infinity Plan") and all options outstanding as of this date were converted into Viacom options. Effective May 4, 2000, as a result of the Viacom/CBS Merger (see Note 3), Viacom assumed the CBS Long-Term Incentive Plan (the "CBS Plan") and all options outstanding as of this date were converted into Viacom options.

Options under the Infinity Plan and CBS Plan generally vest over a three-year period and expire ten years from the date of grant. These converted options still maintain their original terms and conditions.

        The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the Plans and accordingly, does not recognize compensation expense for any of the Plans because the Company typically does not issue options at exercise prices below the market value at date of grant. Had compensation expense for the Plans been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123, the Company's consolidated net earnings (loss) would have been $(359.1) million or $(0.21) per basic and diluted common share in 2001, $(922.0) million or $(0.75) per basic and diluted common share in 2000 and $263.2 million or $0.38 per basic and $0.37 per diluted common share, in 1999. These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted in future years.

        Viacom Plans—The purpose of the Viacom Plans is to benefit and advance the interests of the Company by rewarding certain key employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future. The Viacom Plans provide for fixed grants of equity-based interests pursuant to awards of phantom shares, stock options, stock appreciation rights, restricted shares or other equity-based interests ("Awards"), and for subsequent payments of cash with respect to phantom shares or stock appreciation rights based, subject to certain limits, on their appreciation in value over stated periods of time. The stock options generally vest over a three to six year period from the date of grant and expire 10 years after the date of grant. The Company has reserved a total of 11,392 shares of Viacom Inc. Class A Common Stock and 137,471,979 shares of Viacom Inc. Class B Common Stock for exercise of stock options.

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

December 31, 1999	11,726,413
December 31, 2000	107,266,077
December 31, 2001	85,653,665

        The weighted-average fair value of each option as of the grant date was $23.71, $27.39 and $19.89 in 2001, 2000 and 1999, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2000	1999
Expected dividend yield(a)	—	—	—
Expected stock price volatility	33.74%	32.10%	29.64%
Risk-free interest rate	5.04%	6.56%	6.11%
Expected life of options (years)	6.7	6.8	7.5

(a)
The Company has not declared any cash dividends on its common stock for any of the periods presented and has no present intention of so doing.

        The following table summarizes the Company's stock option activity under the Viacom plans:

	Options Outstanding	Weighted-Average Exercise Price
Balance at December 31, 1998	44,913,306	$20.09

Granted	14,283,483	42.02
Exercised	(4,403,681)	17.19
Canceled	(814,588)	18.59

Balance at December 31, 1999	53,978,520	26.16

Granted	11,147,875	57.12
CBS stock options assumed	64,258,809	24.76
Exercised	(10,765,816)	17.42
Canceled	(1,440,083)	39.63

Balance at December 31, 2000	117,179,305	28.98

Granted	22,208,178	52.57
BET stock options assumed	3,169,784	14.24
Infinity stock options assumed	7,988,794	48.39
Exercised	(10,587,348)	17.28
Canceled	(2,475,342)	44.16

Balance at December 31, 2001	137,483,371	34.20

        The following table summarizes information concerning outstanding and exercisable stock options under the Viacom Plans at December 31, 2001:

	Outstanding			Exercisable
Range of Exercise Price	Options	Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
$0 to 9.99	7,053,070	2.35	$4.71	7,053,070	$4.71
10 to 19.99	31,587,889	4.53	16.02	29,126,439	16.03
20 to 29.99	17,830,017	4.62	23.44	17,618,571	23.46
30 to 39.99	21,277,384	6.03	31.85	13,764,569	31.55
40 to 49.99	21,054,577	7.78	42.71	6,450,080	43.64
50 to 59.99	37,590,164	8.66	55.69	5,548,780	56.35
60 to 69.99	548,420	8.44	66.89	19,306	61.10
70 to 71.00	541,850	8.58	70.02	38,900	70.00

	137,483,371			79,619,715

Stock options exercisable at year end:

December 31, 1999	12,647,656
December 31, 2000	72,278,110
December 31, 2001	79,619,715

    Blockbuster Plan

        On July 15, 1999, Blockbuster's Board of Directors adopted the Blockbuster Plan for the benefit of its employees and directors. An aggregate of 25,000,000 shares of Blockbuster class A common stock is reserved for issuance under the Blockbuster Plan, which provides for the issuance of stock-based incentive awards, including stock options to purchase shares of Blockbuster class A common stock, stock appreciation rights, restricted shares of Blockbuster class A common stock, restricted share units and phantom shares. Blockbuster stock options granted in 1999 generally vest over a five-year period from the date of grant and generally expire 10 years after the date of the grant and the Blockbuster Stock options granted in 2000 and 2001 generally vest over a four-year period from the date of grant and generally expire 10 years after the date of the grant.

        The weighted average fair value of each Blockbuster option as of the grant date was $10.00, $5.63 and $7.98 in 2001, 2000, and 1999, respectively. The fair value of each Blockbuster option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2000	1999
Expected dividend yield(a)	0.3%	1.0%	0.6%
Expected stock price volatility	52.0%	45.0%	45.0%
Risk-free interest rate	5.0%	6.1%	6.2%
Expected life of options (years)	7.0	7.0	7.0

(a)
Blockbuster's current intention is to pay dividends of $.02 per share each quarter on both its class A common stock and class B common stock.

        The following table summarizes Blockbuster's stock option activity pursuant to the Blockbuster Plan:

	Options Outstanding	Weighted-Average Exercise Price
Balance at December 31, 1998	—	$—
Granted	11,573,108	14.99
Exercised	—	—
Cancelled	(337,629)	15.00

Balance at December 31, 1999	11,235,479	14.99

Granted	4,695,235	11.04
Exercised	—	—
Cancelled	(2,235,173)	14.47

Balance at December 31, 2000	13,695,541	13.72

Granted	5,274,808	17.43
Exercised	(1,833,057)	14.18
Cancelled	(1,725,648)	14.07

Balance at December 31, 2001	15,411,644	14.90

        The following table summarizes information concerning outstanding and exercisable Blockbuster stock options issued to Blockbuster employees and directors at December 31, 2001:

	Outstanding			Exercisable
Range of Exercise Prices	Options	Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
$11.00 to 12.00	3,605,679	8.6	$11.01	798,794	$11.00
13.00 to 18.00	11,580,765	8.4	15.91	2,767,567	14.99
24.00 to 26.00	225,200	9.9	25.38	—	—

	15,411,644			3,566,361

12)    INCOME TAXES

        U.S. and foreign earnings before income taxes are as follows:

Year Ended December 31,	2001	2000	1999

United States	$597.3	$165.3	$656.3
Foreign	185.5	395.3	187.6

Total	$782.8	$560.6	$843.9

        Components of the provision for income taxes on earnings before income taxes are as follows:

Year Ended December 31,	2001	2000	1999

Current:
Federal	$481.2	$553.1	$167.4
State and local	180.7	209.8	21.3
Foreign	77.5	47.1	35.3

	739.4	810.0	224.0
Deferred	183.1	(80.2)	187.4

Provision for income taxes	$922.5	$729.8	$411.4

        The equity losses of affiliated companies are shown net of tax on the Company's Consolidated Statements of Operations. The tax benefit relating to losses from equity investments in 2001, 2000 and 1999 are $21.2 million, $20.5 million and $17.7 million, respectively, which represents an effective tax rate of 14.3%, 14.2% and 22.6%, respectively.

        For 2000, the cumulative effect of change in accounting principle of $452.3 million is presented net of a tax benefit of $301.6 million.

        The difference between the effective tax rates and the statutory U.S. federal tax rate of 35% is principally due to the effect of non-deductible goodwill amortization, state and local taxes and foreign income taxed below statutory U.S. rates. In 2001 and 2000, respectively, $141.8 million and $218.8 million of income tax benefit was recorded as a component of stockholders' equity as a result of exercised stock options.

        A reconciliation of the statutory U.S. federal tax rate to the Company's effective tax rate on earnings before income taxes is summarized as follows:

Year Ended December 31,	2001	2000	1999

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Amortization of intangibles	91.3	81.1	15.7
State and local taxes, net of federal tax benefit	7.3	7.3	3.7
Realization of additional stock basis	(11.5)	—	—
Nontaxable gain on like-kind exchange	(10.3)	—	—
Effect of foreign operations	(1.3)	(17.7)	(9.3)
Merger-related costs and non-deductible expenses	—	19.5	—
Other, net	7.3	5.0	3.7

Effective tax rate on earnings before income taxes	117.8%	130.2%	48.8%

        The following is a summary of the components of the deferred tax accounts:

At December 31,	2001	2000

Deferred tax assets:
Provision for expense and losses	$1,380.6	$1,854.5
Postretirement and other employee benefits	584.8	586.5
Tax credit and loss carryforwards	485.2	485.6

Total deferred tax assets	2,450.6	2,926.6
Valuation allowance	(136.0)	(172.1)

Net deferred tax assets	2,314.6	2,754.5

Deferred tax liabilities:
Property, equipment and intangible assets	(2,506.8)	(2,522.0)
Lease portfolio	(384.0)	(422.2)
Other	(384.0)	(612.1)

Total deferred tax liabilities	(3,274.8)	(3,556.3)

Deferred income taxes, net liability	$(960.2)	$(801.8)

        At December 31, 2001 and 2000, the Company had a net current deferred tax asset of $359.7 million and $336.3 million, and non-current deferred income tax liabilities of $1.1 billion and $931.5 million, respectively. The Company has included in "Other liabilities," in 2001 and 2000 respectively, non-current deferred income tax liabilities of $188.7 million and $206.6 million, for its retained liabilities of discontinued businesses.

        At December 31, 2001, the Company had net operating loss carryforwards for federal, state and local and foreign jurisdiction of approximately $857 million, which expire in various years from 2002 through 2016. In addition, the Company had alternative minimum tax credit carryforwards of $95 million that have no expiration dates and foreign tax credit carryforwards of $92 million that expire through 2005.

        The 2001 and 2000 deferred tax assets are reduced by a valuation allowance of $136.0 million and $172.1 million, respectively, principally relating to tax benefits of net operating losses which are not expected to be recognized.

        The Company's share of the undistributed earnings of foreign subsidiaries not included in its consolidated federal income tax return that could be subject to additional income taxes if remitted, was approximately $1.6 billion at December 31, 2001 and December 31, 2000. No provision has been recorded for the U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to reinvest these earnings outside the U.S. indefinitely and it is not practicable to estimate the amount of such taxes.

13)    PENSION AND OTHER POSTRETIREMENT BENEFITS

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

government securities. The Company's Class B Common Stock represents approximately 8.3% and 8.0% of the plan assets' fair value at December 31, 2001 and 2000, respectively.

        In addition, the Company sponsors health and welfare plans that provide certain postretirement health care and life insurance benefits to retired employees and their covered dependents who are eligible for these benefits if they meet certain age and service requirements. The plans are contributory and contain cost-sharing features such as deductibles and coinsurance which are adjusted annually. The plans are partially funded, however the Company funds most of these benefits as claims are paid.

        The significant changes in the components of the benefit obligation plan assets and the net periodic cost in 2000 were due primarily to the Viacom/CBS Merger.

        The following table sets forth the change in benefit obligation for the Company's benefit plans:

	Pension Benefits		Postretirement Benefits
At December 31,	2001	2000	2001	2000

Change in benefit obligation:
Benefit obligation, beginning of year	$4,984.3	$795.2	$1,120.2	$51.1
Service cost	49.7	38.5	2.4	2.1
Interest cost	364.6	278.9	82.7	59.3
Actuarial loss (gain)	254.2	(14.8)	78.3	(1.2)
Benefits paid	(549.3)	(356.5)	(96.2)	(79.6)
Business combinations	3.6	4,238.7	—	1,092.0
Participants' contributions	—	.5	2.7	2.9
Amendments	2.5	1.5	—	(6.4)
Cumulative translation adjustments	(9.9)	(3.0)	—	—
Special termination benefits	—	5.3	—	—

Benefit obligation, end of year	$5,099.7	$4,984.3	$1,190.1	$1,120.2

        The following table sets forth the change in plan assets for the Company's benefit plans:

	Pension Benefits		Postretirement Benefits
At December 31,	2001	2000	2001	2000

Change in plan assets:
Fair value of plan assets, beginning of year	$4,891.2	$973.8	$46.4	$—
Actual return on plan assets	190.3	160.6	5.5	1.3
Employer contributions	42.1	34.8	85.6	75.7
Benefits paid	(549.3)	(356.5)	(96.2)	(79.6)
Business combinations	4.3	4,082.4	—	46.1
Participants' contributions	—	.5	2.7	2.9
Cumulative translation adjustments	(12.6)	(4.4)	—	—

Fair value of plan assets, end of year	$4,566.0	$4,891.2	$44.0	$46.4

        For those pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligations and accumulated benefit obligations were $1,308.9 million and $1,207.9 million, respectively, for 2001 and $511.9 million and $474.5 million, respectively, for 2000. The fair value of such plan assets was $716.6 million for 2001 and $4.7 million for 2000.

        The accrued pension and postretirement costs recognized in the Company's consolidated balance sheet are computed as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2001	2000	2001	2000

Funded status	$(533.7)	$(93.1)	$(1,146.1)	$(1,073.8)
Unrecognized transition obligation	.1	(1.1)	—	—
Unrecognized prior service cost (benefit)	11.2	10.4	(9.4)	(10.5)
Unrecognized actuarial loss (gain)	264.3	(192.4)	60.3	(16.2)

Accrued pension liability, net	$(258.1)	$(276.2)	$(1,095.2)	$(1,100.5)

Amounts recognized in the Consolidated Balance Sheets:
Accrued pension liability	$(548.5)	$(536.3)	$(1,095.2)	$(1,100.5)
Prepaid benefits cost	266.4	239.1	—	—
Intangibles	4.1	1.9	—	—
Accumulated other comprehensive pre-tax loss	19.9	19.1	—	—

Net liability recognized	$(258.1)	$(276.2)	$(1,095.2)	$(1,100.5)

        Net periodic cost for the Company's pension and postretirement benefit plans consists of the following:

	Pension Benefits			Postretirement Benefits
At December 31,	2001	2000	1999	2001	2000	1999

Components of net periodic cost:
Service cost	$49.7	$38.5	$33.7	$2.4	$2.1	$.7
Interest cost	364.6	278.9	61.5	82.7	59.3	3.7
Expected return on plan assets	(388.6)	(301.8)	(79.4)	(3.7)	(2.2)	—
Amortization of transition obligation	(1.1)	(1.1)	(.2)	—	—	—
Amortization of prior service cost	1.9	1.9	1.6	(1.1)	(.6)	(.7)
Recognized actuarial (gain) loss	(.1)	(17.0)	1.1	(.1)	(1.2)	(.7)
Curtailment gain	—	—	(7.1)	—	—	—
Special termination benefits	—	1.7	3.6	—	—	—

Net periodic cost	$26.4	$1.1	$14.8	$80.2	$57.4	$3.0

        The following weighted average assumptions were used in accounting for the pension plans:

	2001	2000	1999

Discount rate	7.21%	7.71%	8.0%
Expected return on plan assets	8.3%	8.3%	9.5%
Rate of increase in future compensation	4.5%	5.0%	5.0%

        The following weighted average assumptions were used in accounting for postretirement benefits:

	2001	2000	1999

Discount rate	7.25%	7.75%	8.0%
Projected health care cost trend rate	7.5%	8.0%	5.5%
Ultimate trend rate	5.3%	5.8%	5.5%
Year ultimate trend rate is achieved	2009	2008	1999

        Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease

Effect on total of service and interest cost components	$3.3	$(3.1)
Effect on the accumulated postretirement benefit obligation	$41.1	$(38.0)

        The Company contributes to multi-employer plans that provide pension and health and welfare benefits to certain employees under collective bargaining agreements. The contributions to these plans were $38.8 million (2001) and $32.3 million (2000).

        In addition, the Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $50.4 million, $35.8 million and $16.5 million for the years ended December 31, 2001, 2000 and 1999.

14)    COMMITMENTS AND CONTINGENCIES

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

        At December 31, 2001, minimum rental payments under noncancelable leases and minimum franchise payments are as follows:

	Leases
			Guaranteed Minimum Franchise Payments
	Capital	Operating

2002	$172.6	$833.5	$341.3
2003	112.2	753.9	301.5
2004	76.5	633.4	271.4
2005	62.5	517.0	223.9
2006	49.8	415.3	130.5
2007 and thereafter	88.8	1,861.2	237.3

Total minimum lease payments	562.4	$5,014.3	$1,505.9
Less amounts representing interest	110.4

Present value of net minimum payments	$452.0

        Future minimum capital lease payments have not been reduced by future minimum sublease rentals of $14.4 million. Future minimum operating lease payments have been reduced by future minimum sublease income of $100.3 million. Rent expense amounted to $997.4 million (2001), $838.2 million (2000) and $601.7 million (1999). The increase in rent in 2001 was principally driven by the Infinity segment as the expense reflects a full year of rent in 2001 versus eight months in 2000 resulting from the Viacom/CBS Merger in May 2000. Additionally, the subsequent acquisitions of two outdoor companies during the second quarter of 2000 contributed to the increase.

        Other commitments of the Company, estimated to aggregate approximately $15.2 billion, are not reflected in the balance sheet as of December 31, 2001. These commitments include approximately $10.3 billion for the acquisition of sports programming rights, approximately $3.9 billion relating to television and feature film production and acquisitions and approximately $1.0 billion for talent contracts. A majority of such fees are payable over several years, as part of the normal course of business.

Legal Matters

        Antitrust.    The Company, Blockbuster and Paramount Home Entertainment are among the defendants in a lawsuit filed on July 21, 1999 in the United States District Court for the Western District of Texas by one former and three present independent video retailers against the major motion picture studios and the Company. The plaintiffs, purporting to act as class representatives on behalf of themselves and all others similarly situated, alleged that the Company and the studios conspired among themselves and with Blockbuster to restrain competition in the nationwide market for distribution of videocassettes for rental to the public in violation of federal and California law. Plaintiffs sought injunctive relief under federal law as well as triple the amount of the alleged actual damages to themselves and those similarly situated under California statutes. In January 2001, plaintiffs moved to withdraw their California state law claims from the federal lawsuit in Texas and filed a substantially similar complaint with approximately 200 additional named plaintiffs in Superior Court for the County of Los Angeles. This complaint also sought certification of a nationwide class of similarly situated plaintiffs. In March 2001, the Texas court denied the plaintiffs' motion for class certification of both the federal and the California state law claims in the federal action and denied the plaintiffs' motion to withdraw their California state law claims from that action. On January 8, 2002, the California court also denied plaintiffs' motion for class certification. The Company believes that the plaintiffs' position in these litigations is without merit and intends to defend itself vigorously in the litigations.

        Asbestos and Environmental.    The Company is a defendant in lawsuits claiming various asbestos-related personal injuries, which allegedly occurred as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of lawsuits, the plaintiffs have not identified which of the Company's products is the basis of a claim. Claims against the Company in which a product has been identified principally relate to exposures allegedly caused by asbestos-containing insulating material in turbines sold for power-generation, industrial and marine use, or by asbestos-containing grades of decorative micarta, a laminate used in commercial ships.

        Claims typically are both filed and settled in large groups, which makes the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. As of December 31, 2001, the Company had pending approximately 106,000 asbestos claims, as compared to approximately 100,000 as of December 31, 2000 and 121,000 as of December 31, 1999. Of the claims pending as of December 31, 2001, approximately 75,000 were pending in state courts, 22,000 in federal court and approximately 9,000 were third party claims. During 2001, the Company received approximately 60,000 new claims and closed approximately the same number of claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

        Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third-party claims. The Company's total costs in 2001 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits, were approximately $21 million. A portion of such costs relates to claims settled in prior years.

        The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

        The Company from time to time receives claims from federal and state environmental regulatory agencies and other entities asserting that it is or may be liable for environmental cleanup costs and related damages principally relating to discontinued operations conducted by companies acquired by the Company.

        Other.    The Company has amounts owed by an international licensee under a series of long-term licensing arrangements covering feature film and television product. The licensee is disputing its obligation to accept and to pay for a portion of this product under certain of these arrangements. The Company has brought suit to enforce its rights under those arrangements and strongly believes in the merits of its position. In the event of the licensee's bankruptcy, the Company may be unable to recover some or all of amounts being sought in the litigation, as well as the undisputed sums owing under these arrangements. The Company however, believes that the resolution of such matters will not have a material adverse effect on the Company's consolidated results of operations.

        Litigation is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the above-described legal matters are not likely to have a material adverse effect on its results of operations, financial position or cash flows.

15)    REPORTABLE SEGMENTS

        The following tables set forth the Company's financial performance by reportable operating segment. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based upon products and services. Effective January 1, 2001, the Company operated its online businesses under the Cable Networks and Television segments and accordingly, the online businesses are presented as part of these respective segments. Prior period information for the Company has been reclassified to conform to the new presentation. The Company operates six reportable segments:

            Cable Networks—Basic cable and premium subscription television program services.

            Television—Television networks and stations; and production and distribution of television programming.

            Infinity—Radio stations and outdoor advertising properties.

            Entertainment—Production and distribution of motion pictures; as well as the operation of movie theaters, theme parks and music publishing.

            Video—Home videocassette, DVD and video game rental and retail operations.

            Publishing—Consumer publishing (will be reported as part of the Entertainment segment effective January 1, 2002).

        The accounting policies of the segments are the same as those described in Note 1—Description of Business and Summary of Significant Accounting Policies. Intercompany revenues are recorded at fair market value as if the sales were to third parties and are eliminated in consolidation. The 2001 intercompany revenue elimination was principally associated with the Entertainment, Television and Cable segments and were $407.8 million, $296.4 million and $77.1 million, respectively. Intercompany profit eliminations are principally comprised of television programming sales to Cable Networks and the sale of feature films to cable and broadcast networks and the Video segment. The 2000 and 1999 intersegment revenues were primarily from the Entertainment Segment of $374.0 million and $248.4 million, respectively.

        The Company evaluates performance based on many factors; one of the primary measures is EBITDA (defined as operating income (loss) before depreciation and amortization, principally of goodwill related to business combinations). The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments. However, EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, net earnings, cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

Year ended December 31,	2001	2000	1999

Revenues:
Cable Networks	$4,297.6	$3,951.0	$3,075.3
Television	7,247.7	5,426.4	2,352.0
Infinity	3,670.2	2,764.7	—
Entertainment	2,950.2	2,758.3	2,665.9
Video	5,156.7	4,960.1	4,463.5
Publishing	648.7	596.0	610.7
Intercompany eliminations	(748.3)	(412.8)	(308.6)

Total Revenues	$23,222.8	$20,043.7	$12,858.8

Year ended December 31,	2001	2000	1999

EBITDA:
Cable Networks	$1,682.0	$1,373.3	$1,004.7
Television	1,188.5	919.1	271.5
Infinity	1,517.7	1,282.6	—
Entertainment	316.7	368.8	378.3
Video	204.1	534.8	520.3
Publishing	65.1	71.3	74.0

Segment total	4,974.1	4,549.9	2,248.8
Reconciliation to Operating Income:
Corporate expenses/eliminations	(339.7)	(928.0)	(156.8)
Residual costs of discontinued operations(a)	(87.2)	(77.5)	—
Depreciation and amortization	(3,087.0)	(2,223.5)	(844.7)

Total Operating Income	$1,460.2	$1,320.9	$1,247.3

Year ended December 31,	2001	2000	1999

Depreciation and Amortization
Cable Networks	$447.1	$299.8	$136.8
Television	786.4	568.1	128.1
Infinity	1,225.8	693.2	—
Entertainment	158.5	159.1	147.2
Video	423.7	459.1	392.4
Publishing	24.3	21.7	19.7

Segment total	3,065.8	2,201.0	824.2
Corporate	21.2	22.5	20.5

Total Depreciation and Amortization	$3,087.0	$2,223.5	$844.7

    (a)
    Primarily includes pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

At December 31,	2001	2000	1999

Total Assets:
Cable Networks	$11,318.3	$8,077.7	$3,300.2
Television	25,202.5	25,417.9	4,744.2
Infinity	39,833.0	33,689.7	—
Entertainment	4,921.5	4,853.9	5,899.5
Video	7,642.8	8,385.1	8,475.6
Publishing	943.7	954.1	948.1

Segment total	89,861.8	81,378.4	23,367.6
Corporate	948.1	1,267.7	1,118.8

Total Assets	$90,809.9	$82,646.1	$24,486.4

Year Ended December 31,	2001	2000	1999

Capital Expenditures:
Cable Networks	$139.9	$158.1	$106.2
Television	120.2	116.1	51.3
Infinity	99.3	72.0	—
Entertainment	48.5	87.9	134.3
Video	93.1	212.1	384.9
Publishing	6.4	6.0	8.7

Segment total	507.4	652.2	685.4
Corporate	8.0	6.8	20.8

Total Capital Expenditures	$515.4	$659.0	$706.2

        Information regarding the Company's operations by geographic area is as follows:

Year Ended or At December 31,	2001	2000	1999

Revenues(a):
United States	$19,466.5	$16,428.3	$10,207.0
International	3,756.3	3,615.4	2,651.8

Total Revenues	$23,222.8	$20,043.7	$12,858.8

Long-lived Assets(b):
United States	$80,930.9	$71,979.5	$17,675.6
International	2,672.6	2,834.2	1,401.3

Total Long-lived Assets	$83,603.5	$74,813.7	$19,076.9

          Intercompany transactions between geographic areas are not significant.

    (a)
    Revenue classifications are based on customers' locations.

    (b)
    Reflects total assets less current assets and non-current deferred tax assets.

16)    OTHER ITEMS, NET

        In 2001, "Other items, net" of $254.7 million principally reflects a gain from television station swaps of $210.1 million and the recovery of certain advertising commitments of $250.0 million offset by impairment losses related to the Company's investments of approximately $125.0 million. These one-time pre-tax gains were partially offset by foreign exchange losses of $8.2 million and loss from the sale of assets of $22.8 million. Additionally, 2001 reflects an impairment loss of $46.6 million related to the purchase of two television stations. In 2000, "Other items, net" of $8.8 million principally reflected foreign exchange gains of $31.7 million and net gains of approximately $44.3 million on the sale of assets which were mostly offset by write-down of several internet cost investments to their market value of approximately $66.9 million. In 1999, "Other items, net" of $17.8 million principally reflects a $25.2 million foreign exchange gain and net gain of $17.1 million from the sale of land, property and equipment, partially offset by losses associated with securitizing trade receivables.

17)    EXTRAORDINARY LOSS, NET OF TAX

        For the year ended December 31, 2001, the Company recognized an extraordinary loss of $3.9 million, net of tax benefits of $2.6 million, on the early extinguishment of debt. The extraordinary loss is not significant and therefore did not impact basic and diluted earnings per share. In 1999, the Company recognized after-tax extraordinary losses on the early extinguishment of debt of $37.7 million, or a loss of $.06 per basic and diluted share.

18)    SUPPLEMENTAL CASH FLOW INFORMATION

Year Ended December 31,	2001	2000	1999

Cash paid for interest, net of amounts capitalized	$825.8	$651.4	$445.6
Cash paid for income taxes	$430.3	$61.2	$615.8
Supplemental schedule of non-cash investing and financing activities:
Equipment acquired under capitalized leases	$55.0	$72.9	$223.4
Fair value of assets acquired	$11,355.9	$61,910.3	$463.2
Fair value of liabilities assumed	(329.4)	(14,849.3)	(.8)
Minority interest	5,749.4	(5,712.1)	(150.0)
Cash paid, net of cash acquired	(886.1)	(2,380.0)	(312.4)

Impact on stockholders' equity	$15,889.8	$38,968.9	$—

19)    QUARTERLY FINANCIAL DATA (unaudited quarterly data):

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenues	$5,752.2	$5,716.9	$5,713.8	$6,039.9	$23,222.8
Operating income	$403.7	$585.8	$193.7	$277.0	$1,460.2
Net earnings (loss) before extraordinary loss and cumulative effect of change in accounting principle	$(7.3)	$16.7	$(190.4)	$(38.6)	$(219.6)
Net earnings (loss)	$(7.3)	$16.7	$(190.4)	$(42.5)	$(223.5)
Net earnings (loss) attributable to common stock	$(7.3)	$16.7	$(190.4)	$(42.5)	$(223.5)
Basic and diluted earnings per common share:
Earnings (loss) before extraordinary loss and cumulative effect of change in accounting principle	$—	$.01	$(.11)	$(.02)	$(.13)
Net earnings (loss)	$—	$.01	$(.11)	$(.02)	$(.13)
Weighted average number of common shares outstanding:
Basic	1,628.4	1,768.6	1,768.0	1,759.7	1,731.6
Diluted	1,628.4	1,800.2	1,768.0	1,759.7	1,731.6

2000
Revenues (2)	$3,025.8	$4,850.9 (1)	$5,810.8 (1)	$6,356.2 (1)	$20,043.7 (1)
Operating income (3) (4)	$240.4	$(278.2)	$759.9	$598.8	$1,320.9
Net earnings before extraordinary loss and cumulative effect of change in accounting principle (4)	$68.0	$(495.6)	$33.4	$30.4	$(363.8)
Net earnings (4)	$(384.3)	$(495.6)	$33.4	$30.4	$(816.1)
Net earnings attributable to common stock (4)	$(384.3)	$(495.6)	$33.4	$30.4	$(816.1)
Basic earnings per common share:
Earnings before extraordinary loss and cumulative effect of change in accounting principle	$.10	$(.41)	$.02	$.02	$(.30)
Net earnings	$(.55)	$(.41)	$.02	$.02	$(.67)
Diluted earnings per common share:
Earnings (loss) before extraordinary loss and cumulative effect of change in accounting principle	$.10	$(.41)	$.02	$.02	$(.30)
Net earnings	$(.54)	$(.41)	$.02	$.02	$(.67)
Weighted average number of common shares outstanding:
Basic	694.8	1,207.6	1,503.7	1,498.2	1,225.3
Diluted	711.5	1,207.6	1,544.5	1,531.1	1,225.3

(1)
Includes financial information for CBS from the date of its merger with and into Viacom on May 4, 2000. Accordingly, operating results are not necessarily comparable on a year-to-year basis.
(2)
Revenues have been restated based on the guidelines set forth in SAB 101, "Revenue Recognition in Financial Statements".
(3)
The second quarter of 2000 included merger-related charges of $698 million ($505 million after-tax or $.41 per share) related to the Viacom/CBS Merger and the acquisition of the remaining 50% interest in UPN that the Company did not already own.
(4)
The first quarter of 2000 included a pre-tax non-cash of $753.9 million ($452.3 million after-tax or $.37 per share) related to the Company's early adoption of SOP 00-2. This charge was reflected as a cumulative effect of a change in accounting principle, effective January 1, 2000. Under SOP 00-2, for the three months ended March 31, 2000, the Company recognized additional operating expenses of $14.6 million ($8.0 million after-tax).

20)    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        Viacom International is a wholly owned subsidiary of the Company. The Company has fully and unconditionally guaranteed Viacom International debt securities (See Note 9). The following condensed consolidating financial statements present the results of operations, financial position and cash flows of the Company, Viacom International, the direct and indirect Non-Guarantor Affiliates of the Company, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Year Ended December 31, 2001
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$321.8	$2,502.5	$20,725.2	$(326.7)	$23,222.8
Expenses:
Operating	137.0	788.0	13,391.4	(179.4)	14,137.0
Selling, general and administrative	137.5	706.3	3,575.4	—	4,419.2
Restructuring charges	—	66.6	52.8	—	119.4
Depreciation and amortization	17.1	190.1	2,879.8	—	3,087.0

Total expenses	291.6	1,751.0	19,899.4	(179.4)	21,762.6

Operating income	30.2	751.5	825.8	(147.3)	1,460.2
Interest expense, net	(702.3)	(21.0)	(208.8)	—	(932.1)
Other items, net	(20.4)	(5.6)	280.7	—	254.7

Earnings (loss) before income taxes	(692.5)	724.9	897.7	(147.3)	782.8
Benefit (provision) for income taxes	277.0	(319.1)	(880.4)	—	(922.5)
Equity in earnings (loss) of affiliated companies, net of tax	192.0	3.6	(134.7)	(187.9)	(127.0)
Minority interest, net of tax	—	10.6	36.5	—	47.1

Net earnings (loss) before extraordinary items	(223.5)	420.0	(80.9)	(335.2)	(219.6)
Extraordinary loss, net of tax	—	—	(3.9)	—	(3.9)

Net earnings (loss)	$(223.5)	$420.0	$(84.8)	$(335.2)	$(223.5)

	Year Ended December 31, 2000
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$271.7	$2,520.2	$17,264.4	$(12.6)	$20,043.7
Expenses:
Operating	107.4	813.5	10,766.2	20.0	11,707.1
Selling, general and administrative	122.5	892.6	3,078.6	—	4,093.7
Merger-related charges	—	650.0	48.5	—	698.5
Depreciation and amortization	14.6	149.6	2,059.3	—	2,223.5

Total expenses	244.5	2,505.7	15,952.6	20.0	18,722.8

Operating income	27.2	14.5	1,311.8	(32.6)	1,320.9
Interest income (expense), net	(598.9)	67.4	(237.6)	—	(769.1)
Other items, net	(19.4)	26.7	1.5	—	8.8

Earnings (loss) before income taxes	(591.1)	108.6	1,075.7	(32.6)	560.6
Benefit (provision) for income taxes	236.5	(154.6)	(811.7)	—	(729.8)
Equity in loss of affiliated companies, net of tax	(461.5)	(463.0)	(158.2)	958.5	(124.2)
Minority interest, net of tax	—	20.1	(90.5)	—	(70.4)

Net earnings (loss) before cumulative effect of change in accounting principle	(816.1)	(488.9)	15.3	925.9	(363.8)
Cumulative effect of change in accounting principle, net of tax	—	—	(452.3)	—	(452.3)

Net loss	$(816.1)	$(488.9)	$(437.0)	$925.9	$(816.1)

	Year Ended December 31, 1999
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$35.4	$2,164.6	$10,709.5	$(50.7)	$12,858.8
Expenses:
Operating	30.5	706.3	7,680.8	(79.7)	8,337.9
Selling, general and administrative	3.0	783.2	1,572.4	—	2,358.6
Restructuring charge	—	—	70.3	—	70.3
Depreciation and amortization	4.6	105.4	734.7	—	844.7

Total expenses	38.1	1,594.9	10,058.2	(79.7)	11,611.5

Operating income (loss)	(2.7)	569.7	651.3	29.0	1,247.3
Interest income (expense), net	(361.3)	77.4	(137.3)	—	(421.2)
Other items, net	(24.8)	28.0	14.6	—	17.8

Earnings (loss) before income taxes	(388.8)	675.1	528.6	29.0	843.9
Benefit (provision) for income taxes	159.5	(276.8)	(294.1)	—	(411.4)
Equity in earnings (loss) of affiliated companies, net of tax	600.7	199.9	(82.1)	(779.2)	(60.7)
Minority interest, net of tax	—	2.8	(2.9)	—	(.1)

Earnings before extraordinary loss	371.4	601.0	149.5	(750.2)	371.7
Extraordinary loss, net of tax	(37.4)	(.3)	—	—	(37.7)

Net earnings	334.0	600.7	149.5	(750.2)	334.0
Cumulative convertible preferred stock dividend requirement	(.4)	—	—	—	(.4)
Premium on repurchase of preferred stock	(12.0)	—	—	—	(12.0)

Net earnings attributable to common stock	$321.6	$600.7	$149.5	$(750.2)	$321.6

	At December 31, 2001
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Assets
Cash and cash equivalents	$367.7	$2.7	$357.0	$—	$727.4
Receivables, net	79.3	474.2	3,341.5	(313.2)	3,581.8
Inventory	9.9	268.7	1,090.8	—	1,369.4
Other current assets	80.5	357.5	1,089.8	—	1,527.8

Total current assets	537.4	1,103.1	5,879.1	(313.2)	7,206.4

Property and equipment	116.5	1,030.4	8,218.0	—	9,364.9
Less accumulated depreciation and amortization	42.1	368.0	2,619.6	—	3,029.7

Net property and equipment	74.4	662.4	5,598.4	—	6,335.2

Inventory	10.2	617.1	3,418.2	(160.6)	3,884.9
Intangibles, at amortized cost	258.0	54.4	70,677.7	—	70,990.1
Investments in consolidated subsidiaries	65,837.7	14,734.4	—	(80,572.1)	—
Other assets	117.5	1,018.6	1,605.4	(348.2)	2,393.3

Total Assets	$66,835.2	$18,190.0	$87,178.8	$(81,394.1)	$90,809.9

Liabilities and Stockholders' Equity
Accounts payable	$—	$58.4	$969.1	$(82.5)	$945.0
Accrued expenses and other	(12.7)	1,622.5	3,614.0	(215.5)	5,008.3
Accrued participations	—	12.8	1,322.1	(25.5)	1,309.4
Current portion of long-term debt	—	13.0	286.0	—	299.0

Total current liabilities	(12.7)	1,706.7	6,191.2	(323.5)	7,561.7

Long-term debt	9,332.1	717.2	823.4	(49.0)	10,823.7
Other liabilities	(9,449.0)	3,412.3	10,921.5	3,611.1	8,495.9
Minority interest	—	149.1	1,062.7	—	1,211.8
Stockholders' Equity:
Preferred Stock	—	106.1	20.4	(126.5)	—
Common Stock	18.4	188.5	734.3	(922.8)	18.4
Additional paid-in capital	64,980.6	6,536.8	68,182.0	(74,718.8)	64,980.6
Retained earnings (deficit)	5,299.5	5,352.8	(581.6)	(8,862.4)	1,208.3
Accumulated other comprehensive income (loss)	4.1	20.5	(175.1)	(2.2)	(152.7)

	70,302.6	12,204.7	68,180.0	(84,632.7)	66,054.6
Less treasury stock, at cost	3,337.8	—	—	—	3,337.8

Total stockholders' equity	66,964.8	12,204.7	68,180.0	(84,632.7)	62,716.8

Total Liabilities and Stockholders' Equity	$66,835.2	$18,190.0	$87,178.8	$(81,394.1)	$90,809.9

	At December 31, 2000
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Assets
Cash and cash equivalents	$192.8	$326.5	$415.2	$—	$934.5
Receivables, net	89.3	456.0	3,661.3	(242.5)	3,964.1
Inventory	11.3	259.9	1,130.8	—	1,402.0
Other current assets	355.1	425.5	789.3	(38.1)	1,531.8

Total current assets	648.5	1,467.9	5,996.6	(280.6)	7,832.4

Property and equipment	170.0	744.8	8,070.9	—	8,985.7
Less accumulated depreciation and amortization	14.2	319.9	2,049.8	—	2,383.9

Net property and equipment	155.8	424.9	6,021.1	—	6,601.8

Inventory	—	518.6	3,132.1	(17.8)	3,632.9
Intangibles, at amortized cost	264.9	636.4	61,102.8	—	62,004.1
Investments in consolidated subsidiaries	49,331.0	14,898.9	—	(64,229.9)	—
Other assets	198.2	695.1	1,813.0	(131.4)	2,574.9

Total Assets	$50,598.4	$18,641.8	$78,065.6	$(64,659.7)	$82,646.1

Liabilities and Stockholders' Equity
Accounts payable	$—	$35.2	$1,332.3	$(106.4)	$1,261.1
Accrued expenses and other	312.3	1,515.5	3,379.3	(154.2)	5,052.9
Accrued participations	—	—	1,234.5	(14.2)	1,220.3
Current portion of long-term debt	—	10.8	213.1	—	223.9

Total current liabilities	312.3	1,561.5	6,159.2	(274.8)	7,758.2

Long-term debt	7,194.1	858.2	4,613.2	(191.7)	12,473.8
Other liabilities	(9,118.5)	3,588.9	5,908.2	7,028.4	7,407.0
Minority interest	—	158.9	6,881.3	—	7,040.2
Stockholders' Equity:
Preferred Stock	—	106.1	20.4	(126.5)	—
Common Stock	15.9	185.7	508.8	(694.5)	15.9
Additional paid-in capital	50,729.9	7,253.4	54,621.6	(61,875.0)	50,729.9
Retained earnings (deficit)	5,523.0	4,931.1	(496.5)	(8,525.8)	1,431.8
Accumulated other comprehensive income (loss)	(.1)	(2.0)	(150.6)	.2	(152.5)

	56,268.7	12,474.3	54,503.7	(71,221.6)	52,025.1
Less treasury stock, at cost	4,058.2	—	—	—	4,058.2

Total stockholders' equity	52,210.5	12,474.3	54,503.7	(71,221.6)	47,966.9

Total Liabilities and Stockholders' Equity	$50,598.4	$18,641.8	$78,065.6	$(64,659.7)	$82,646.1

	Year Ended December 31, 2001
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(261.7)	$680.9	$3,089.9	$—	$3,509.1

Investing Activities:
Acquisitions, net of cash acquired	(1.4)	(35.6)	(849.1)	—	(886.1)
Capital expenditures	—	(120.6)	(394.8)	—	(515.4)
Investments in and advances to affiliated companies	—	(47.8)	(22.3)	—	(70.1)
Purchases of short-term investments	—	(14.2)	—	—	(14.2)
Proceeds from sale of investments	—	3.3	58.1	—	61.4
Proceeds from dispositions	—	—	233.7	—	233.7
Other, net	—	(0.3)	0.5	—	0.2

Net cash flow used for investing activities	(1.4)	(215.2)	(973.9)	—	(1,190.5)

Financing Activities:
Repayments to banks, including commercial paper, net	(1,093.3)	(100.0)	(2,818.7)	—	(4,012.0)
Increase (decrease) in intercompany payables	(778.0)	(642.2)	1,420.2	—	—
Proceeds from issuance of senior notes and debentures	3,417.9	—	5.8	—	3,423.7
Purchase of treasury stock	(1,066.1)	—	—	—	(1,066.1)
Repayment of notes and debentures	(225.0)	(35.3)	(656.8)	—	(917.1)
Payment on capital lease obligations	—	(12.0)	(124.3)	—	(136.3)
Proceeds from exercise of stock options	182.5	—	2.1	—	184.6
Other, net	—	—	(2.5)	—	(2.5)

Net cash flow provided by (used for) financing activities	438.0	(789.5)	(2,174.2)	—	(2,525.7)

Net increase (decrease) in cash and cash equivalents	174.9	(323.8)	(58.2)	—	(207.1)
Cash and cash equivalents at beginning of year	192.8	326.5	415.2	—	934.5

Cash and cash equivalents at end of year	$367.7	$2.7	$357.0	$—	$727.4

	Year Ended December 31, 2000
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(654.1)	$830.5	$2,146.9	$—	$2,323.3

Investing Activities:
Acquisitions, net of cash acquired	—	—	(2,380.0)	—	(2,380.0)
Capital expenditures	(1.5)	(126.3)	(531.2)	—	(659.0)
Investments in and advances to affiliated companies	(7.3)	(57.9)	(174.0)	—	(239.2)
Purchases of short-term investments	—	(89.9)	—	—	(89.9)
Proceeds from sale of investments	—	82.1	234.5	—	316.6
Proceeds from dispositions	—	—	190.6	—	190.6

Net cash flow used for investing activities	(8.8)	(192.0)	(2,660.1)	—	(2,860.9)

Financing Activities:
Borrowings from (repayments to) banks, including commercial paper, net	469.7	(96.2)	1,039.9	—	1,413.4
Increase (decrease) in intercompany payables	456.3	(530.3)	74.0	—	—
Proceeds from senior notes and debentures	1,606.5	—	76.4	—	1,682.9
Purchase of treasury stock	(1,945.4)	—	—	—	(1,945.4)
Repayment of notes and debentures	—	(160.6)	(171.3)	—	(331.9)
Payment on capital lease obligations	—	(10.9)	(119.7)	—	(130.6)
Purchase of treasury stock by subsidiary	—	—	(84.1)	—	(84.1)
Proceeds from exercise of stock options	187.0	—	—	—	187.0

Net cash flow provided by (used for) financing activities	774.1	(798.0)	815.2	—	791.3

Net increase (decrease) in cash and cash equivalents	111.2	(159.5)	302.0	—	253.7
Cash and cash equivalents at beginning of year	81.6	486.0	113.2	—	680.8

Cash and cash equivalents at end of year	$192.8	$326.5	$415.2	$—	$934.5

	Year Ended December 31, 1999
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$423.0	$(221.5)	$92.6	$—	$294.1

Investing Activities:
Acquisitions, net of cash acquired	(180.6)	—	(131.8)	—	(312.4)
Capital expenditures	—	(113.9)	(592.3)	—	(706.2)
Investments in and advances to affiliated companies	—	(40.3)	(121.3)	—	(161.6)
Purchases of short-term investments	—	(416.2)	—	—	(416.2)
Proceeds from sale of investments	—	410.3	—	—	410.3
Proceeds from dispositions	—	—	114.3	—	114.3
Other, net	(18.4)	(6.6)	(10.8)	—	(35.8)

Net cash flow used for investing activities	(199.0)	(166.7)	(741.9)	—	(1,107.6)

Financing Activities:
Borrowings from banks, including commercial paper, net	999.3	—	1,185.5	—	2,184.8
Increase (decrease) in intercompany payables	232.4	722.1	(954.5)	—	—
Purchase of treasury stock and warrants	(478.8)	—	—	—	(478.8)
Repayment of notes and debentures	(1,073.8)	(1.5)	—	—	(1,075.3)
Repurchase of Preferred Stock	(611.9)	—	—	—	(611.9)
Payment on capital lease obligations	—	(35.9)	(70.6)	—	(106.5)
Net proceeds from issuance of subsidiary stock	—	—	430.7	—	430.7
Proceeds from exercise of stock options and warrants	390.8	—	—	—	390.8
Payment of Preferred Stock dividends	(7.8)	—	—	—	(7.8)
Other, net	1.0	—	—	—	1.0

Net cash flow provided by (used for) financing activities	(548.8)	684.7	591.1	—	727.0

Net increase (decrease) in cash and cash equivalents	(324.8)	296.5	(58.2)	—	(86.5)
Cash and cash equivalents at beginning of year	406.4	189.5	171.4	—	767.3

Cash and cash equivalents at end of year	$81.6	$486.0	$113.2	$—	$680.8

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

Item 13. Certain Relationships and Related Transactions.

        The information contained in the Viacom Inc. Proxy Statement under the captions "Executive Compensation—Compensation Committee Interlocks and Insider Participation" and "Related Transactions" is incorporated herein by reference.

III-1

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)
  and (d) Financial Statements and Schedules (see Index on Page F-1)

  (b)
  Reports on Form 8-K

          None

  (c)
  Exhibits (see Index on Page E-1)

IV-1

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Viacom Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIACOM INC.
By:	/s/ SUMNER M. REDSTONE Sumner M. Redstone Chairman of the Board of Directors Chief Executive Officer
By:	/s/ RICHARD J. BRESSLER Richard J. Bressler Senior Executive Vice President Chief Financial Officer
By:	/s/ SUSAN C. GORDON Susan C. Gordon Vice President, Controller Chief Accounting Officer

Date: March 29, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

Signature	Title	Date

* George S. Abrams	Director	March 29, 2002
* David R. Andelman	Director	March 29, 2002
* George H. Conrades	Director	March 29, 2002
* Philippe P. Dauman	Director	March 29, 2002
* William H. Gray III	Director	March 29, 2002
/s/ MEL KARMAZIN Mel Karmazin	Director	March 29, 2002
* Jan Leschly	Director	March 29, 2002

* David T. McLaughlin	Director	March 29, 2002
* Ken Miller	Director	March 29, 2002
* Leslie Moonves	Director	March 29, 2002
* Brent D. Redstone	Director	March 29, 2002
* Shari Redstone	Director	March 29, 2002
/s/ SUMNER M. REDSTONE Sumner M. Redstone	Director	March 29, 2002
* Frederic V. Salerno	Director	March 29, 2002
* William Schwartz	Director	March 29, 2002
* Ivan Seidenberg	Director	March 29, 2002
* Patty Stonesifer	Director	March 29, 2002
* Robert D. Walter	Director	March 29, 2002
*By:	/s/ MICHAEL D. FRICKLAS Michael D. Fricklas Attorney-in-Fact for the Directors	March 29, 2002

VIACOM INC. AND SUBSIDIARIES
INDEX TO EXHIBITS
ITEM 14(c)

Exhibit No.	Description of Document	Page No.
(2)	Plan of Acquisition
(a)	Amended and Restated Agreement and Plan of Merger, dated as of September 6, 1999, as amended and restated as of October 8, 1999 and as of November 23, 1999, among Viacom Inc., CBS Corporation and Viacom/CBS LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 initially filed by Viacom Inc. on October 7, 1999) (File No. 333-88613).
(b)	Agreement and Plan of Merger, dated as of October 30, 2000, among Viacom Inc., IBC Merger Corp. and Infinity Broadcasting Corporation (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Viacom Inc. filed on October 31, 2000) (File No. 1-9553).
(3)	Articles of Incorporation and By-laws
(a)	Restated Certificate of Incorporation of Viacom Inc. effective May 23, 2001 (filed herewith).
(b)	Amended and Restated By-laws of Viacom Inc. effective May 4, 2000 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 initially filed by Viacom Inc. on October 7, 1999) (File No. 333-88613).
(4)	Instruments defining the rights of security holders, including indentures
(a)	Specimen certificate representing the Viacom Inc. Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 initially filed by Viacom Inc. on May 19, 1987) (File No. 33-13812).
(b)	Specimen certificate representing Viacom Inc. Class B Common Stock (incorporated by reference to Exhibit 4(a) to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 1990) (File No. 1-9553).
(c)	The instruments defining the rights of holders of the long-term debt securities of Viacom Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Viacom Inc. hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
(10)	Material Contracts
(a)	Viacom Inc. 1989 Long-Term Management Incentive Plan (as amended and restated through November 1, 1996) (incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1996) (File No. 1-9553).*
(b)	Viacom Inc. 1994 Long-Term Management Incentive Plan (as amended and restated through November 1, 1996) (incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1996) (File No. 1-9553).*
(c)	Viacom Inc. 1997 Long-Term Management Incentive Plan (as amended and restated through May 25, 2000) (incorporated by reference to Exhibit B to Viacom Inc.'s Proxy Statement dated June 5, 2000) (File No. 1-9553).*

(d)	Viacom Inc. 2000 Long-Term Management Incentive Plan (as amended and restated through January 31, 2001) (filed herewith).*
(e)	Viacom Inc. Senior Executive Short-Term Incentive Plan (as amended and restated through May 25, 2000) (incorporated by reference to Exhibit C to Viacom Inc.'s Proxy Statement dated June 5, 2000) (File No. 1-9553).*
(f)	Viacom International Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated through December 17, 1992) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1992, as amended by Form 10-K/A Amendment No. 1 dated November 29, 1993 and as further amended by Form 10-K/A Amendment No. 2 dated December 9, 1993) (File No. 1-9553).*
(g)	Viacom Inc. and Viacom International Inc. Retirement Income Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1989) (File No. 1-9553).*
(h)	Viacom Inc. Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 1993) (File No. 1-9553).*
(i)	Viacom Inc. 1994 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit B to Viacom Inc.'s Proxy Statement dated April 28, 1995) (File No. 1-9553).*
(j)	Viacom Inc. 2000 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit D to Viacom Inc.'s Proxy Statement dated June 5, 2000) (File No. 1-9553).*
(k)	Viacom Excess 401(k) Plan (Effective April 1, 1984, Restated as of December 1, 1999, Amended Effective January 1, 2002) (incorporated by reference to Exhibit 4.3 to the Viacom Inc. Registration Statement on Form S-8 filed on December 21, 2001) (File No. 333-75752).*
(l)	Excess Pension Plan for Certain Employees of Viacom International Inc. restated as of January 1, 1996 (incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1999) (File No. 1-9553).*
(m)	Employment Letter Agreement, dated September 6, 1999, between Viacom Inc. and Sumner M. Redstone (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 initially filed by Viacom Inc. on October 7, 1999) (File No. 333-88613).*
(n)	Employment Letter Agreement, dated September 6, 1999, between Viacom Inc. and Mel Karmazin (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 initially filed by Viacom Inc. on October 7, 1999) (File No. 333-88613), as amended by the First Amendment to Employment Agreement dated December 31, 1999 (incorporated by reference to Exhibit 10(ss) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 1999) (File No. 1-977), and as further amended by an Agreement dated June 13, 2000 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2000) (File No. 1-9553).*

(o)	Agreement, dated as of January 1, 1996, between Viacom Inc. and Philippe P. Dauman (incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1995) (File No. 1-9553), as amended by an Agreement dated August 20, 1998 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended September 30, 1998) (File No. 1-9553).*
(p)	Agreement, dated September 6, 1999, between Viacom Inc. and Philippe P. Dauman (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Viacom Inc. filed on September 8, 1999, as amended by Form 8-K/A filed on September 8, 1999) (File No. 1-9553), as amended by an Agreement dated April 28, 2000 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended March 31, 2000) (File No. 1-9553).*
(q)	Agreement, dated March 2001, between Viacom Inc. and Richard J. Bressler (filed herewith).*
(r)	Agreement, dated as of May 1, 2000, between Viacom Inc. and Michael D. Fricklas (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended September 30, 2000) (File No. 1-9553).*
(s)	Agreement, dated March 2, 1999, between CBS Corporation and Fredric G. Reynolds (incorporated by reference to Exhibit 10(q) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 1999) (File No. 1-977).*
(t)	Agreement, dated as of May 1, 2000, between Viacom Inc. and William A. Roskin (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2000).*
(u)	Service Agreement, dated as of March 1, 1994, between George S. Abrams and Viacom Inc. (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1994) (File No. 1-9553).*
(v)	Agreement, dated as of May 17, 1995, between CBS Broadcasting Inc. and Leslie Moonves, as amended by an Agreement dated January 20, 1998 (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 1997) (File No. 1-977), as further amended by an Agreement dated as of July 5, 1999 (incorporated by reference to Exhibit 10(q) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 1999 (File No. 1-977), and as further amended by an Agreement dated as of May 25, 2000 (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2000).*
(w)	CBS Corporation ("CBS") plans* assumed by Viacom Inc. after the merger with CBS, consisting of the following:
(i) CBS 1991 Long-Term Incentive Plan (as amended as of July 28, 1999) (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q of Infinity Broadcasting Corporation for the quarter ended September 30, 1999) (File No. 1-14599).

(ii) CBS 1993 Long-Term Incentive Plan (as amended as of July 28, 1999) (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q of Infinity Broadcasting Corporation for the quarter ended September 30, 1999) (File No. 1-14599).
(iii) Amended and Restated Infinity Broadcasting Corporation Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Post- Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 filed by CBS (f/k/a Westinghouse Electric Corporation) on January 2, 1997) (File No. 333-13219).
(iv) Infinity Broadcasting Corporation Warrant Certificate No. 3 to Mel Karmazin (incorporated by reference to Exhibit 4.6 to the Post- Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 filed by CBS Corporation (f/k/a Westinghouse Electric Corporation) on January 2, 1997) (File No. 333-13219).
(v) Westinghouse Executive Pension Plan (As amended and restated as of July 28, 1999) (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of Infinity Broadcasting Corporation for the quarter ended September 30, 1999) (File No. 1-14599).
(vi) CBS Supplemental Executive Retirement Plan (As amended as of April 1, 1999) (incorporated by reference to Exhibit 10(h) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 1-977).
(vii) CBS Bonus Supplemental Executive Retirement Plan (As amended as of April 1, 1999) (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 1-977).
(viii) CBS Supplemental Employee Investment Fund (As amended as of January 1, 1998) (incorporated by reference to Exhibit 10(j) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 1-977).
(ix) Director's Charitable Giving Program, As Amended Effective April 30, 1996 (incorporated by reference to Exhibit 10(g) to the Quarterly Report on Form 10-Q of CBS (f/k/a Westinghouse Electric Corporation) for the quarter ended June 30, 1996) (File No. 1-977).
(x) CBS Deferred Compensation and Stock Plan for Directors (as amended as of February 24, 2000) (incorporated by reference to Exhibit 10(y)(ix) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2000).
(xi) Advisory Director's Plan Termination Fee Deferral Terms and Conditions, Effective April 30, 1996 (As Revised Effective February 24, 2000) (incorporated by reference to Exhibit 10(y)(x) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2000).

(x)	Infinity Broadcasting Corporation ("Infinity") stock option plans* assumed by Viacom Inc. after the merger with Infinity, consisting of the following: (i) Infinity 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Infinity for the fiscal year ended December 31, 1999) (File No. 1-14599).
(ii) Infinity Stock Plan for Directors (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Infinity for the fiscal year ended December 31, 1998 (File No. 1-14599).
(y)	Credit Agreement, dated as of June 21, 1999, between Blockbuster Inc. and the banks named therein (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 initially filed by Blockbuster Inc. on May 6, 1999) (File No. 333-77899).
(z)	Amended and Restated Five-Year Credit Agreement, dated as of May 3, 2000, as amended and restated as of March 7, 2001, among Viacom Inc.; Viacom International Inc.; the Subsidiary Borrowers Parties thereto; the Lenders named therein; The Chase Manhattan Bank, as Administrative Agent; Fleet National Bank and Bank of America, N.A., as Co-Syndication Agents; and Bank of New York, as Documentation Agent (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2000).
(aa)	Five-Year Credit Agreement, dated as of March 7, 2001, among Viacom Inc.; Viacom International Inc.; the Subsidiary Borrowers Parties thereto; the Lenders named therein; The Chase Manhattan Bank, as Administrative Agent; Salomon Smith Barney Inc., as Syndication Agent; and Bank of America, N.A. and Fleet National Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10(cc) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2000), as amended by Amendment No. 1 to Five-Year Credit Agreement dated as of March 5, 2002 (filed herewith).
(bb)	364-Day Credit Agreement, dated as of March 5, 2002, among Viacom Inc.; Viacom International Inc.; the Subsidiary Borrowers Parties thereto; the Lenders named therein; JPMorgan Chase Bank, as Administrative Agent; Salomon Smith Barney Inc., as Syndication Agent; and Fleet National Bank and Bank of America, N.A., as Co-Documentation Agents (filed herewith).
(21)	Subsidiaries of Viacom Inc.
(23)	Consents of Experts and Counsel
(a)	Consent of PricewaterhouseCoopers LLP
(24)	Powers of Attorney

*  Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c)

VIACOM INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Item 14a

        The following consolidated financial statements and schedule of the registrant and its subsidiaries are submitted herewith as part of this report:

Reference (Page/s)
1.	Report of Independent Accountants	II-35
2.	Management's Statement of Responsibility for Financial Reporting	II-36
3.	Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999	II-37
4.	Consolidated Balance Sheets as of December 31, 2001 and 2000	II-38
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	II-39
6.	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999	II-40
7.	Notes to Consolidated Financial Statements	II-41—II-81
Financial Statement Schedule:
	II. Valuation and qualifying accounts	F-2

        All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

F-1

VIACOM INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Millions of dollars)

Col. A	Col. B	Col. C			Col. D		Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions(1)	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2001	$246.2	$—	$112.3	$(9.3)	$74.3		$274.9
Year ended December 31, 2000	$109.5	$94.7	$124.1	$28.4	$110.5		$246.2
Year ended December 31, 1999	$98.7	$—	$33.5	$8.1	$30.8		$109.5
Valuation allowance on deferred tax assets:
Year ended December 31, 2001	$172.1	$—	$5.0	$22.5	$63.6	(2)	$136.0
Year ended December 31, 2000	$96.0	$53.0	$39.0	$—	$15.9		$172.1
Year ended December 31, 1999	$88.3	$—	$—	$3.8	$(3.9)		$96.0
Reserves for inventory obsolescence:
Year ended December 31, 2001	$190.8	$—	$108.3	$(2.1)	$214.7		$82.3
Year ended December 31, 2000	$33.2	$196.7	$59.0	$(1.7)	$96.4		$190.8
Year ended December 31, 1999	$56.7	$—	$18.5	$16.8	$58.8		$33.2

Notes:

(1)
Primarily consists of acquisition of CBS.

(2)
Primarily related to the release of a pre-acquisition CBS valuation allowance of foreign tax credits.

F-2