Form 10-Q
period 2002-03-31
VIACOM INC
filed 2002-05-14
CIK 813828

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-9553

VIACOM INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2949533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1515 Broadway, New York, New York	10036
(Address of principal executive offices)	(Zip Code)

(212) 258-6000
Registrant's telephone number, including area code

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒    No ☐.

        Number of shares of Common Stock Outstanding at April 30, 2002:

          Class A Common Stock, par value $.01 per share—137,292,877

          Class B Common Stock, par value $.01 per share—1,630,244,665

VIACOM INC.
INDEX TO FORM 10-Q

		Page
	PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Consolidated Statements of Operations (Unaudited) for the Three Months ended March 31, 2002 and March 31, 2001	3
	Consolidated Balance Sheets at March 31, 2002 (Unaudited) and December 31, 2001	4
	Consolidated Statements of Cash Flows (Unaudited) for the Three Months ended March 31, 2002 and March 31, 2001	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition.	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	34
	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings.	35
Item 6.	Exhibits and Reports on Form 8-K.	35

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

Three Months Ended March 31,	2002	2001
Revenues	$5,672.2	$5,752.2
Expenses:
Operating	3,641.2	3,593.9
Selling, general and administrative	936.1	1,009.4
Depreciation and amortization	229.4	745.2

Total expenses	4,806.7	5,348.5

Operating income	865.5	403.7
Interest expense	(209.2)	(256.9)
Interest income	4.0	11.4
Other items, net	9.0	(9.8)

Earnings before income taxes	669.3	148.4
Provision for income taxes	(274.4)	(123.5)
Equity in loss of affiliated companies, net of tax	(14.1)	(27.1)
Minority interest, net of tax	(13.4)	(5.1)

Net earnings (loss) before cumulative effect of change in accounting principle	367.4	(7.3)

Cumulative effect of change in accounting principle, net of minority interest and tax	(1,480.9)	—

Net loss	$(1,113.5)	$(7.3)

Basic earnings (loss) per common share:
Net earnings (loss) before cumulative effect of change in accounting principle	$.21	$—
Net loss	$(.64)	$—

Diluted earnings (loss) per common share:
Net earnings (loss) before cumulative effect of change in accounting principle	$.21	$—
Net loss	$(.63)	$—

Weighted average number of common shares outstanding:
Basic	1,753.5	1,628.4
Diluted	1,778.7	1,628.4

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At March 31, 2002	At December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$545.3	$727.4
Receivables, less allowances of $277.5 (2002) and $274.9 (2001)	3,272.5	3,581.8
Inventory (Note 4)	1,506.8	1,369.4
Other current assets	1,502.4	1,527.8

Total current assets	6,827.0	7,206.4

Property and equipment:
Land	749.6	752.7
Buildings	909.8	1,030.5
Capital leases	793.1	778.1
Advertising structures	2,100.4	2,074.5
Equipment and other	4,851.3	4,729.1

	9,404.2	9,364.9
Less accumulated depreciation and amortization	3,175.1	3,029.7

Net property and equipment	6,229.1	6,335.2

Inventory (Note 4)	3,871.3	3,884.9
Goodwill (Note 3)	57,266.2	59,109.0
Intangibles (Note 3)	11,868.9	11,881.1
Other assets	2,378.9	2,393.3

Total Assets	$88,441.4	$90,809.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$846.5	$945.0
Accrued expenses and other	3,560.5	4,158.6
Participants' share, residuals and royalties payable	1,226.6	1,309.4
Program rights	1,146.3	849.7
Current portion of long-term debt (Note 6)	313.4	299.0

Total current liabilities	7,093.3	7,561.7

Long-term debt (Note 6)	10,524.9	10,823.7
Other liabilities	8,513.3	8,495.9
Commitments and contingencies (Note 8)
Minority interest	774.9	1,211.8
Stockholders' Equity:
Class A Common Stock, par value $.01 per share; 750.0 shares authorized; 138.7 (2002) and 138.8 (2001) shares issued	1.4	1.4
Class B Common Stock, par value $.01 per share; 10,000.0 shares authorized; 1,701.8 (2002) and 1,697.0 (2001) shares issued	17.0	17.0
Additional paid-in capital	65,206.0	64,980.6
Retained earnings	94.8	1,208.3
Accumulated other comprehensive loss (Note 1)	(170.0)	(152.7)

	65,149.2	66,054.6
Less treasury stock, at cost; 1.4 (2002 and 2001) Class A shares and 84.6 (2002) and 77.9 (2001) Class B shares	3,614.2	3,337.8

Total stockholders' equity	61,535.0	62,716.8

Total Liabilities and Stockholders' Equity	$88,441.4	$90,809.9

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

Three Months ended March 31,	2002	2001
Operating Activities:
Net loss	$(1,113.5)	$(7.3)
Adjustments to reconcile net loss to net cash flow from operating activities:
Cumulative effect of change in accounting principle, net of minority interest and tax	1,480.9	—
Depreciation and amortization	229.4	745.2
Equity in loss of affiliated companies, net of tax	14.1	27.1
Distributions from affiliated companies	13.9	18.8
Minority interest, net of tax	13.4	5.1
Change in operating assets and liabilities, net of effects of acquisitions	(166.8)	(335.7)

Net cash flow provided by operating activities	471.4	453.2

Investing Activities:
Acquisitions, net of cash acquired	(29.7)	(635.2)
Capital expenditures	(91.2)	(105.0)
Investments in and advances to affiliated companies	(23.5)	(24.7)
Purchases of short-term investments	(0.7)	(12.9)
Proceeds from sale of investments	6.8	40.0
Proceeds from dispositions	0.3	228.8

Net cash flow used for investing activities	(138.0)	(509.0)

Financing Activities:
Borrowings from (repayments to) banks, including commercial paper, net	144.9	(1,210.6)
Proceeds from issuance of senior notes and debentures	—	1,667.0
Repayment of notes and debentures	(427.9)	(110.8)
Payment of capital lease obligations	(29.1)	(45.1)
Purchase of treasury stock	(311.5)	(275.0)
Proceeds from exercise of stock options	108.7	45.1
Other, net	(0.6)	(1.5)

Net cash flow (used for) provided by financing activities	(515.5)	69.1

Net (decrease) increase in cash and cash equivalents	(182.1)	13.3
Cash and cash equivalents at beginning of period	727.4	934.5

Cash and cash equivalents at end of period	$545.3	$947.8

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Fair value of assets acquired	$32.7	$10,961.5
Fair value of liabilities assumed	(0.5)	(322.8)
Acquisition of minority interest	149.1	5,749.4
Cash paid, net of cash acquired	(29.7)	(635.2)

Impact on stockholders' equity	$151.6	$15,752.9

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION

Viacom Inc. ("Viacom" or the "Company") is a diversified company with operations in five segments: (i) Cable Networks, (ii) Television, (iii) Infinity, (iv) Entertainment and (v) Video. Effective January 1, 2002, the Company operates its consumer publishing business, which was previously reported as the Publishing segment, under the Entertainment segment. Prior period segment information has been reclassified to conform to the new presentation.

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the periods presented. Certain previously reported amounts have been reclassified to conform with the current presentation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options only in the periods in which such effect would have been dilutive. For the three months ended March 31, 2001, 31.9 million incremental shares for the assumed exercise of stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

The table below presents a reconciliation of weighted average shares used in the calculations of basic and diluted EPS:

Three months ended March 31,	2002	2001
Weighted average shares for basic EPS	1,753.5	1,628.4
Incremental shares for stock options	25.2	—

Weighted average shares for diluted EPS	1,778.7	1,628.4

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION (continued)

Comprehensive Income (Loss)—Total comprehensive income (loss) for the Company includes net earnings (loss) and other comprehensive income items including unrealized gain (loss) on securities, cumulative translation adjustments and the changes in fair value of cash flow hedges.

Three months ended March 31,	2002	2001
Net loss	$(1,113.5)	$(7.3)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(17.6)	(37.2)
Unrealized gain (loss) on securities	.1	(10.6)
Changes in fair value of cash flow hedges	.2	(.8)

Total comprehensive loss	$(1,130.8)	$(55.9)

Recent Pronouncements—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 establishes an accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and replaces the provisions of Accounting Principles Board ("APB") Opinion No. 30 for the disposal of segments of a business. Long-lived assets classified as held for disposal as a result of activities that were initiated prior to adoption of SFAS 144 shall continue to be accounted for under the provisions of SFAS 121 or APB Opinion No. 30. The adoption of SFAS 144 did not have a material effect on the Company's financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires, among other things, that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and provides specific criteria for the initial recognition of intangible assets apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized to earnings, but should instead be tested for impairment on an annual basis. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment. The Company has determined that with the exception of Blockbuster, none of the Company's reporting units has an impairment. The Company recorded an impairment charge of approximately $1.48 billion related to Blockbuster's goodwill, as a cumulative effect of a change in accounting principle, net of minority interest and tax, in its statement of operations (See Note 3).

2) SUBSEQUENT EVENT

On April 25, 2002, the Company issued $700 million of 5.625% senior notes due May 1, 2007. Interest on these notes will be paid semi-annually.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

3) GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS 142. The initial adoption of SFAS 142 required the Company to perform a fair-value based impairment test of goodwill and intangible assets with indefinite lives (See Note 1). The first step of the test examines whether or not the book values of the Company's reporting units exceed their fair values. The Company's reporting units are generally consistent with or one level below the operating segments underlying the segments identified in Note 10—Reportable Segments. As a result of such impairment tests, the Company determined that goodwill related to Blockbuster was impaired. The fair value of Blockbuster's goodwill was computed principally based upon the present value of future cash flows and the resulting impairment charge was $1.82 billion in total or $1.48 billion, net of minority interest and tax. This methodology differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using Blockbuster's undiscounted cash flows to determine if goodwill was recoverable. In accordance with the transitional guidance provided by SFAS 142, as the impairment charge was related to the implementation of SFAS 142, the charge of $1.48 billion has been recorded as a cumulative effect of a change in accounting principle, net of minority interest and tax, in the Company's consolidated statement of operations for the first quarter of 2002.

Amortized intangible assets at March 31, 2002 primarily consisted of franchise and subscriber agreements that are being amortized over 3 to 40 years. Amortization expense for the three months ended March 31, 2002 was $25.7 million. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization to be approximately $105 million for each of the next five succeeding years. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary.

The Company's intangible assets and related accumulated amortization were as follows:

	At March 31, 2002
	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Franchise agreements	$448.7	$(45.1)	$403.6
Subscriber agreements	372.5	(95.4)	277.1
Other intangible assets	245.2	(70.0)	175.2

	$1,066.4	$(210.5)	$855.9
Intangible assets not subject to amortization:
FCC licenses	$11,498.9	$(485.9)	$11,013.0

Total Intangibles	$12,565.3	$(696.4)	$11,868.9

	At December 31, 2001
Intangible assets subject to amortization:
Franchise agreements	$445.0	$(39.2)	$405.8
Subscriber agreements	372.5	(82.8)	289.7
Other intangible assets	235.2	(62.6)	172.6

	$1,052.7	$(184.6)	$868.1
Intangible assets not subject to amortization:
FCC licenses	$11,498.9	$(485.9)	$11,013.0

Total Intangibles	$12,551.6	$(670.5)	$11,881.1

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

3) GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The changes in the carrying value of goodwill, by segment, for the three months ended March 31, 2002 are as follows:

	Cable Networks	Television	Infinity	Entertainment	Video	Total
Balance at January 1, 2002	$7,239.6	$13,371.0	$30,869.0	$2,020.8	$5,608.6	$59,109.0
Impairment charge	—	—	—	—	(1,817.0)	(1,817.0)
Acquisitions and adjustments(a)	(1.2)	(4.0)	(18.5)	0.2	(2.3)	(25.8)

Balance at March 31, 2002	$7,238.4	$13,367.0	$30,850.5	$2,021.0	$3,789.3	$57,266.2

(a)
Adjustments primarily relate to the Company's purchase price allocation for the acquisition of BET and the release of tax valuation allowances.

The following table provides a reconciliation of reported net loss for the three months ended March 31, 2001 to adjusted net earnings that would have been reported had SFAS 142 been adopted as of January 1, 2001.

Three months ended March 31, 2001
Reported net loss	$(7.3)
Goodwill and intangible amortization, net of tax	352.0
Goodwill and intangible amortization included in loss of affiliated companies, net of tax	16.8
Minority portion of intangible amortization, net of tax	(7.8)

Adjusted net earnings	$353.7

Adjusted basic net earnings per share	$.22

Adjusted diluted net earnings per share	$.21

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

4) INVENTORY

	At March 31, 2002	At December 31, 2001
Theatrical and television inventory:
Theatrical:
Released (including acquired film libraries)	$476.2	$510.3
Completed, not released	33.2	.9
In process and other	478.0	398.7
Television:
Released (including acquired film libraries)	1,034.3	998.3
In process and other	101.7	158.4
Program rights	2,485.2	2,416.4

	4,608.6	4,483.0
Less current portion	1,112.2	1,003.2

	3,496.4	3,479.8
Merchandise inventory	312.8	261.4
Rental inventory	311.3	331.3
Publishing, primarily finished goods	74.4	71.2
Other	71.0	107.4

	769.5	771.3
Less current portion	394.6	366.2

	374.9	405.1

Total Current Inventory	$1,506.8	$1,369.4

Total Non-Current Inventory	$3,871.3	$3,884.9

5) RESTRUCTURING CHARGES

In the fourth quarter of 2001, MTV Networks announced a restructuring plan to reduce headcount in its domestic offices and close certain offices in Latin America, Europe and Asia. In connection with this plan, the Company recorded a restructuring charge of approximately $66.6 million. Included in the restructuring charge was severance of $58.3 million for the termination of approximately 450 employees worldwide and lease termination and other occupancy costs of $8.3 million for vacated office space in New York. As of March 31, 2002, the Company had paid and charged $33.6 million against the severance liability and $3.1 million against the lease termination liability. The Company expects to substantially utilize these reserves by the end of 2002.

In the fourth quarter of 2001, in connection with the Company's plan to integrate UPN with CBS operations, the Company recorded a restructuring charge of $52.8 million. The restructuring charge included programming write-offs of $29.6 million, approximately $15 million of employee-related costs, including severance, and lease termination and other costs of $8.2 million. The integration of UPN with CBS Network operations began in January 2002. The Company plans to eliminate approximately 50 positions and vacate space at 3 of UPN's offices. As of March 31, 2002, the Company had paid and charged approximately $6.7 million against the severance liability and $0.4 million against the lease termination reserves. The Company expects to substantially use these reserves by the end of 2002.

In the second quarter of 2000, the Company recorded non-recurring merger-related charges of $698 million ($505 million after-tax or $.41 per share), associated with the integration of Viacom and CBS and the acquisition of UPN. These amounts included non-cash charges of $415 million principally attributable to compensation for stock options and $283 million of cash payments and accrued liabilities for severance, transaction fees and integration costs. As of March 31, 2002, the Company had paid and charged approximately $111 million for severance liabilities, $27 million for transaction fees and $72 million related to integration costs.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

6) LONG-TERM DEBT

The following table sets forth the Company's long-term debt, net of current portion:

	At March 31, 2002	At December 31, 2001
Notes payable to banks	$699.2	$645.0
Commercial paper	1,195.5	1,104.3
Senior debt (6.40%-8.875% due 2002-2051)	8,428.8	8,834.6
Senior subordinated debt (8.875% due 2007; 10.50% due 2009)	50.0	50.8
Subordinated debentures (11.375%)	—	19.8
Other notes	14.3	16.2
Obligations under capital leases	450.5	452.0

Total Debt	10,838.3	11,122.7
Less current portion	313.4	299.0

Total Long-Term Debt	$10,524.9	$10,823.7

The long-term debt of each of Viacom Inc. and its wholly owned subsidiary, Viacom International Inc. ("Viacom International"), is fully and unconditionally guaranteed by Viacom International and Viacom Inc., respectively.

On January 15, 2002, the 11.375% subordinated debentures due 2009 were redeemed at a redemption price equal to approximately 105.7% of the principal amount. Additionally, in January 2002, the Company's $250 million 7.50% senior notes and $143 million 7.625% senior notes matured.

On March 19, 2002, the Company repurchased $13.3 million of the 7.875% debentures due 2023 at a price equal to 104.9% of the principal amount.

At March 31, 2002, the Company had borrowings under its $4.75 billion commercial paper program of approximately $1.2 billion. Borrowings under the program have maturities of less than a year and are supported by unused revolving credit facilities.

At March 31, 2002, the Company had classified approximately $1.6 billion of commercial paper and other debt scheduled to mature within the next twelve months as long-term debt, reflecting its intent and ability, through the existence of unused revolving credit facilities, to refinance this debt on a long-term basis.

7) SHARE REPURCHASE PROGRAM

During the three months ended March 31, 2002, the Company repurchased 7.1 million shares of its Class B Common Stock for approximately $296.3 million under its share repurchase program.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

8) COMMITMENTS AND CONTINGENCIES

Antitrust. The Company, Blockbuster and Paramount Home Entertainment are among the defendants in a lawsuit filed on July 21, 1999 in the United States District Court for the Western District of Texas by one former and three present independent video retailers against the major motion picture studios and the Company. The plaintiffs, purporting to act as class representatives on behalf of themselves and all others similarly situated, alleged that the Company and the studios conspired among themselves and with Blockbuster to restrain competition in the nationwide market for distribution of videocassettes for rental to the public in violation of federal and California law. Plaintiffs sought injunctive relief under federal law as well as triple the amount of the alleged actual damages to themselves and those similarly situated under California statutes. In January 2001, plaintiffs moved to withdraw their California state law claims from the federal lawsuit in Texas and filed a substantially similar complaint with approximately 200 additional named plaintiffs in Superior Court for the County of Los Angeles. This complaint also sought certification of a nationwide class of similarly situated plaintiffs. In March 2001, the Texas court denied the plaintiffs' motion for class certification of both the federal and the California state law claims in the federal action and denied the plaintiffs' motion to withdraw their California state law claims from that action. On January 8, 2002, the California court also denied plaintiffs' motion for class certification. The lawsuit pending in the United States District Court for the Western District of Texas is set for trial in June 2002. The Company believes that the plaintiffs' position in these litigations is without merit and intends to defend itself vigorously in the litigations.

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

Claims typically are both filed and settled in large groups, which makes the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. As of March 31, 2002, the Company had pending approximately 114,900 asbestos claims, as compared to approximately 105,800 as of March 31, 2001 and approximately 106,000 as of December 31, 2001. Of the claims pending as of March 31, 2002, approximately 83,900 were pending in state courts, approximately 22,000 in federal court and approximately 9,000 were third party claims. During the first quarter of 2002, the Company received approximately 11,000 new claims and closed approximately 2,000 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

8) COMMITMENTS AND CONTINGENCIES (continued)

Other. The Company has amounts owed by an international licensee under a series of long-term licensing arrangements covering feature film and television product. The licensee is disputing its obligation to accept and to pay for a portion of this product under certain of these arrangements. The Company has brought suit to enforce its rights under those arrangements and strongly believes in the merits of its position. The licensee has filed for preliminary insolvency under German law and reportedly is expected to file for formal insolvency in the near future. As a result, the Company may be unable to recover some or all of amounts being sought in the litigation, as well as the undisputed sums owing under these arrangements. The Company however, believes that the resolution of such matters will not have a material adverse effect on the Company's consolidated results of operations.

Litigation is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the above-described legal matters are not likely to have a material adverse effect on its results of operations, financial position or cash flows.

9) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated effective tax rates were 41% for 2002 and 83.2% for 2001. The estimated effective tax rate for 2001 was adversely affected by amortization of intangibles, including goodwill, in excess of the amount deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the estimated annual effective tax rate would have been 42.5% for 2001.

10) REPORTABLE SEGMENTS

The following tables set forth the Company's financial performance by reportable operating segment. Effective January 1, 2002, the Company operates its consumer publishing business, which was previously reported as the Publishing segment, under the Entertainment segment. Prior period information has been reclassified to conform to the new presentation. Intercompany revenues are recorded at fair market value as if the sales were to third parties and are eliminated in consolidation. Intercompany revenue eliminations for the three months ended March 31, 2002 were principally associated with the Entertainment, Television and Cable segments and were $50.0 million, $50.2 million and $9.9 million, respectively. For the three months ended March 31, 2001, intersegment revenues were primarily from the Entertainment segment and totaled approximately $105.6 million. Intercompany profit eliminations are primarily comprised of television programming sales to cable networks, and the sale of feature films to cable networks and the Video segment.

The Company evaluates performance based on many factors; one of the primary measures is EBITDA, (defined as operating income (loss) before depreciation and amortization). The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments. However, EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, net earnings, cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies. The Company also believes free cash flow to be an important measure of its performance. Free cash flow reflects the Company's EBITDA less cash interest, taxes paid, working capital requirements and capital expenditures. The Company's free cash flow for the three months ended March 31, 2002 was $380 million, versus free cash flow of $348 million for the three months ended March 31, 2001.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

10) REPORTABLE SEGMENTS (continued)

Three Months Ended March 31,	2002	2001
Revenues:
Cable Networks	$1,031.2	$982.4
Television	1,857.8	2,030.8
Infinity	798.9	835.6
Entertainment	765.2	717.1
Video	1,326.0	1,307.9
Intercompany eliminations	(106.9)	(121.6)

Total Revenues	$5,672.2	$5,752.2

EBITDA:
Cable Networks	$403.3	$359.4
Television	252.2	314.7
Infinity	274.0	323.1
Entertainment	66.5	66.0
Video	175.3	160.5

Segment total	1,171.3	1,223.7
Reconciliation to Operating Income:
Corporate expenses/eliminations	(54.4)	(51.3)
Residual costs of discontinued operations (a)	(22.0)	(23.5)
Depreciation and amortization	(229.4)	(745.2)

Total Operating Income	$865.5	$403.7

(a)
Primarily includes pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

	At March 31, 2002	At December 31, 2001
Total Assets:
Cable Networks	$11,169.5	$11,318.3
Television	25,178.5	25,202.5
Infinity	39,705.6	39,833.0
Entertainment	5,891.1	5,865.2
Video	5,782.2	7,642.8

Segment total	87,726.9	89,861.8
Corporate	714.5	948.1

Total Assets	$88,441.4	$90,809.9

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

11) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The long-term debt of each of Viacom Inc. and its wholly owned subsidiary, Viacom International, is fully and unconditionally guaranteed by Viacom International and Viacom Inc., respectively. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of the Company, Viacom International, the direct and indirect Non-Guarantor Affiliates of the Company, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Three Months Ended March 31, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated
Revenues	$71.2	$563.6	$5,089.3	$(51.9)	$5,672.2
Expenses:
Operating	32.3	189.2	3,442.1	(22.4)	3,641.2
Selling, general and administrative	38.4	152.3	748.8	(3.4)	936.1
Depreciation and amortization	2.6	38.2	188.6	—	229.4

Total expenses	73.3	379.7	4,379.5	(25.8)	4,806.7

Operating income (loss)	(2.1)	183.9	709.8	(26.1)	865.5
Interest income (expense), net	(167.2)	13.4	(51.4)	—	(205.2)
Other items, net	(7.5)	11.2	5.3	—	9.0

Earnings (loss) before income taxes	(176.8)	208.5	663.7	(26.1)	669.3
Benefit (provision) for income taxes	71.4	(84.9)	(260.9)	—	(274.4)
Equity in earnings (loss) of affiliated companies, net of tax	(1,008.1)	(1,368.5)	(15.1)	2,377.6	(14.1)
Minority interest, net of tax	—	—	(13.4)	—	(13.4)

Net earnings (loss) before cumulative effect of change in accounting principle	(1,113.5)	(1,244.9)	374.3	2,351.5	367.4
Cumulative effect of change in accounting principle, net of minority interest and tax	—	—	(1,480.9)	—	(1,480.9)

Net loss	$(1,113.5)	$(1,244.9)	$(1,106.6)	$2,351.5	$(1,113.5)

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

11) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

	Three Months Ended March 31, 2001
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated
Revenues	$76.0	$567.4	$5,125.0	$(16.2)	$5,752.2
Expenses:
Operating	33.3	197.4	3,372.4	(9.2)	3,593.9
Selling, general and administrative	34.8	153.8	820.8	—	1,009.4
Depreciation and amortization	3.9	40.3	701.0	—	745.2

Total expenses	72.0	391.5	4,894.2	(9.2)	5,348.5

Operating income	4.0	175.9	230.8	(7.0)	403.7
Interest income (expense), net	(335.3)	(1.7)	91.5	—	(245.5)
Other items, net	(6.2)	.9	(4.5)	—	(9.8)

Earnings (loss) before income taxes	(337.5)	175.1	317.8	(7.0)	148.4
Benefit (provision) for income taxes	135.7	(76.9)	(182.3)	—	(123.5)
Equity in earnings (loss) of affiliated companies, net of tax	194.5	57.5	(24.1)	(255.0)	(27.1)
Minority interest, net of tax	—	2.5	(7.6)	—	(5.1)

Net earnings (loss)	$(7.3)	$158.2	$103.8	$(262.0)	$(7.3)

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

11) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

	At March 31, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated
Assets
Cash and cash equivalents	$30.2	$89.0	$426.1	$—	$545.3
Receivables, net	78.8	401.8	3,086.2	(294.3)	3,272.5
Inventory	7.2	302.4	1,206.1	(8.9)	1,506.8
Other current assets	84.6	392.8	1,025.0	—	1,502.4

Total current assets	200.8	1,186.0	5,743.4	(303.2)	6,827.0

Property and equipment	84.0	1,038.9	8,281.3	—	9,404.2
Less accumulated depreciation and amortization	11.6	389.1	2,774.4	—	3,175.1

Net property and equipment	72.4	649.8	5,506.9	—	6,229.1

Inventory	9.0	614.2	3,429.9	(181.8)	3,871.3
Goodwill	116.4	68.4	57,081.4	—	57,266.2
Intangibles	141.6	1.5	11,725.8	—	11,868.9
Investments in consolidated subsidiaries	64,569.2	12,890.2	—	(77,459.4)	—
Other assets	149.6	1,010.6	1,587.6	(368.9)	2,378.9

Total Assets	$65,259.0	$16,420.7	$85,075.0	$(78,313.3)	$88,441.4

Liabilities and Stockholders' Equity
Accounts payable	$6.0	$25.2	$924.5	$(109.2)	$846.5
Accrued expenses and other	231.0	1,322.4	3,322.2	(168.8)	4,706.8
Accrued participations	—	18.4	1,233.7	(25.5)	1,226.6
Current portion of long-term debt	—	13.4	300.0	—	313.4

Total current liabilities	237.0	1,379.4	5,780.4	(303.5)	7,093.3

Long-term debt	9,322.4	463.3	787.3	(48.1)	10,524.9
Other liabilities	(10,096.5)	3,618.8	11,417.8	3,573.2	8,513.3
Minority interest	—	—	774.9	—	774.9
Stockholders' Equity:
Preferred Stock	—	106.1	20.4	(126.5)	—
Common Stock	18.4	185.7	734.3	(920.0)	18.4
Additional paid-in capital	65,206.0	6,550.1	67,425.2	(73,975.3)	65,206.0
Retained earnings (deficit)	4,185.9	4,108.2	(1,688.3)	(6,511.0)	94.8
Accumulated other comprehensive income (loss)	—	9.1	(177.0)	(2.1)	(170.0)

	69,410.3	10,959.2	66,314.6	(81,534.9)	65,149.2
Less treasury stock, at cost	3,614.2	—	—	—	3,614.2

Total stockholders' equity	65,796.1	10,959.2	66,314.6	(81,534.9)	61,535.0

Total Liabilities and Stockholders' Equity	$65,259.0	$16,420.7	$85,075.0	$(78,313.3)	$88,441.4

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

11) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

	At December 31, 2001
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated
Assets
Cash and cash equivalents	$367.7	$2.7	$357.0	$—	$727.4
Receivables, net	79.3	474.2	3,341.5	(313.2)	3,581.8
Inventory	9.9	268.7	1,090.8	—	1,369.4
Other current assets	80.5	357.5	1,089.8	—	1,527.8

Total current assets	537.4	1,103.1	5,879.1	(313.2)	7,206.4

Property and equipment	116.5	1,030.4	8,218.0	—	9,364.9
Less accumulated depreciation and amortization	42.1	368.0	2,619.6	—	3,029.7

Net property and equipment	74.4	662.4	5,598.4	—	6,335.2

Inventory	10.2	617.1	3,418.2	(160.6)	3,884.9
Goodwill	116.4	52.9	58,939.7	—	59,109.0
Intangibles	141.6	1.5	11,738.0	—	11,881.1
Investments in consolidated subsidiaries	65,837.7	14,734.4	—	(80,572.1)	—
Other assets	117.5	1,018.6	1,605.4	(348.2)	2,393.3

Total Assets	$66,835.2	$18,190.0	$87,178.8	$(81,394.1)	$90,809.9

Liabilities and Stockholders' Equity
Accounts payable	$—	$58.4	$969.1	$(82.5)	$945.0
Accrued expenses and other	(12.7)	1,622.5	3,614.0	(215.5)	5,008.3
Accrued participations	—	12.8	1,322.1	(25.5)	1,309.4
Current portion of long-term debt	—	13.0	286.0	—	299.0

Total current liabilities	(12.7)	1,706.7	6,191.2	(323.5)	7,561.7

Long-term debt	9,332.1	717.2	823.4	(49.0)	10,823.7
Other liabilities	(9,449.0)	3,412.3	10,921.5	3,611.1	8,495.9
Minority interest	—	149.1	1,062.7	—	1,211.8
Stockholders' Equity:
Preferred Stock	—	106.1	20.4	(126.5)	—
Common Stock	18.4	188.5	734.3	(922.8)	18.4
Additional paid-in capital	64,980.6	6,536.8	68,182.0	(74,718.8)	64,980.6
Retained earnings (deficit)	5,299.5	5,352.8	(581.6)	(8,862.4)	1,208.3
Accumulated other comprehensive income (loss)	4.1	20.5	(175.1)	(2.2)	(152.7)

	70,302.6	12,204.7	68,180.0	(84,632.7)	66,054.6
Less treasury stock, at cost	3,337.8	—	—	—	3,337.8

Total stockholders' equity	66,964.8	12,204.7	68,180.0	(84,632.7)	62,716.8

Total Liabilities and Stockholders' Equity	$66,835.2	$18,190.0	$87,178.8	$(81,394.1)	$90,809.9

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

11) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

	Three Months Ended March 31, 2002
	Viacom Inc.	Viacom International	Non-Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated
Net cash flow provided by (used for) operating activities	$(232.9)	$(20.5)	$724.8	$—	$471.4

Investing Activities:
Acquisitions, net of cash acquired	—	(15.0)	(14.7)	—	(29.7)
Capital expenditures	—	(15.0)	(76.2)	—	(91.2)
Investments in and advances to affiliated companies	—	(18.5)	(5.0)	—	(23.5)
Purchases of short-term investments	—	(0.7)	—	—	(0.7)
Proceeds from sale of investments	—	4.7	2.1	—	6.8
Proceeds from dispositions	—	—	0.3	—	0.3

Net cash flow used for investing activities	—	(44.5)	(93.5)	—	(138.0)

Financing Activities:
Borrowings from (repayments to) banks, including commercial paper, net	145.3	—	(0.4)	—	144.9
Repayment of notes and debentures	(156.3)	(250.0)	(21.6)	—	(427.9)
Payment of capital lease obligations	—	(3.5)	(25.6)	—	(29.1)
Purchase of treasury stock	(311.5)	—	—	—	(311.5)
Increase (decrease) in intercompany payables	126.1	404.8	(530.9)	—	—
Proceeds from exercise of stock options	91.8	—	16.9	—	108.7
Other, net	—	—	(0.6)	—	(0.6)

Net cash flow provided by (used for) financing activities	(104.6)	151.3	(562.2)	—	(515.5)

Net (decrease) increase in cash and cash equivalents	(337.5)	86.3	69.1	—	(182.1)
Cash and cash equivalents at beginning of period	367.7	2.7	357.0	—	727.4

Cash and cash equivalents at end of period	$30.2	$89.0	$426.1	$—	$545.3

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

11) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

	Three Months Ended March 31, 2001
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated
Net cash flow provided by (used for) operating activities	$(363.5)	$30.2	$786.5	$—	$453.2

Investing Activities:
Acquisitions, net of cash acquired	—	—	(635.2)	—	(635.2)
Capital expenditures	—	(29.4)	(75.6)	—	(105.0)
Investments in and advances to affiliated companies	—	(21.2)	(3.5)	—	(24.7)
Purchases of short-term investments	—	(12.9)	—	—	(12.9)
Proceeds from sale of investments	—	40.0	—	—	40.0
Proceeds from dispositions	—	—	228.8	—	228.8

Net cash flow used for investing activities	—	(23.5)	(485.5)	—	(509.0)

Financing Activities:
Borrowings from (repayments to) banks, including commercial paper, net	1,288.4	(100.0)	(2,399.0)	—	(1,210.6)
Proceeds from issuance of senior notes and debentures	1,661.2	—	5.8	—	1,667.0
Repayment of notes and debentures	(9.5)	—	(101.3)	—	(110.8)
Payment of capital lease obligations	—	(3.1)	(42.0)	—	(45.1)
Purchase of treasury stock	(275.0)	—	—	—	(275.0)
Increase (decrease) in intercompany payables	(2,382.8)	126.8	2,256.0	—	—
Proceeds from exercise of stock options	45.1	—	—	—	45.1
Other, net	(1.5)	—	—	—	(1.5)

Net cash flow provided by (used for) financing activities	325.9	23.7	(280.5)	—	69.1

Net (decrease) increase in cash and cash equivalents	(37.6)	30.4	20.5	—	13.3
Cash and cash equivalents at beginning of period	192.8	326.5	415.2	—	934.5

Cash and cash equivalents at end of period	$155.2	$356.9	$435.7	$—	$947.8

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions)

Management's discussion and analysis of the combined results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes and the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Effective January 1, 2002, the Company operates its consumer publishing business under the Entertainment segment. Prior period information has been reclassified to conform to the new presentation.

Effective January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized to earnings, but should instead be tested for impairment on an annual basis. As a result of the adoption, the Company recorded an impairment charge net of minority interest and tax of approximately $1.48 billion related to Blockbuster's goodwill, as a cumulative effect of a change in accounting principle, in its statement of operations. Had SFAS 142 been adopted on January 1, 2001, operating income would have decreased 5% for the first quarter of 2002.

The table below presents the Company's revenues and operating income, as reported for the three months ended March 31, 2002 and 2001, respectively.

	Three Months Ended March 31,
			Percent Better/(Worse)
	2002	2001
Revenues:
Cable Networks	$1,031.2	$982.4	5%
Television	1,857.8	2,030.8	(9)
Infinity	798.9	835.6	(4)
Entertainment	765.2	717.1	7
Video	1,326.0	1,307.9	1
Intercompany eliminations	(106.9)	(121.6)	12

Total Revenues	$5,672.2	$5,752.2	(1)%

Operating Income:
Cable Networks	$356.1	$252.9	41%
Television	218.5	118.7	84
Infinity	215.3	35.9	NM
Entertainment	38.3	21.8	76
Video	119.4	53.8	122

Segment Operating Income	947.6	483.1	96
Corporate expenses/eliminations	(60.1)	(55.9)	(8)
Residual costs of discontinued operations	(22.0)	(23.5)	6

Total Operating Income	$865.5	$403.7	114%

NM—not meaningful

Management's Discussion and Analysis of Results of Operations
and Financial Condition

The table below sets forth EBITDA (defined as operating income (loss) before depreciation and amortization) for the three months ended March 31, 2002 and 2001. The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments. However, EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, net earnings, cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

	Three Months Ended March 31,
			Percent Better/(Worse)
	2002	2001
EBITDA:
Cable Networks	$403.3	$359.4	12%
Television	252.2	314.7	(20)
Infinity	274.0	323.1	(15)
Entertainment	66.5	66.0	1
Video	175.3	160.5	9

Segment Total	1,171.3	1,223.7	(4)
Corporate expenses/eliminations	(54.4)	(51.3)	(6)
Residual costs of discontinued operations	(22.0)	(23.5)	6

Total EBITDA	$1,094.9	$1,148.9	(5)%

Results of Operations

For the three months ended March 31, 2002, revenues of $5.67 billion decreased 1% from $5.75 billion and EBITDA decreased 5% to $1.09 billion from $1.15 billion for the same period last year. Revenue and EBITDA gains at the Company's Cable Networks, Entertainment and Video segments were more than offset by decreases in the Television and Infinity segments which continued to be impacted by the soft economic conditions in the first quarter of 2002 and difficult comparisons with a strong prior-year first quarter. While the soft economic conditions continued well into the first quarter of 2002, the Company has been encouraged by recent signs of recovery in the advertising market.

Total expenses decreased 10% to $4.8 billion for the first quarter of 2002 from $5.3 billion for the first quarter of 2001. Amortization expense for the first quarter of 2002 was $25.7 million as compared with $531.1 million in the first quarter last year. Excluding depreciation and amortization, expenses in the first quarter of 2002 remained constant with the prior-year period.

Segment Results of Operations

        Cable Networks (Basic Cable and Premium Subscription Television Program Services)

	Three Months Ended March 31,
			Percent Better/(Worse)
	2002	2001
Revenues	$1,031.2	$982.4	5%
Operating income	$356.1	$252.9	41%
EBITDA	$403.3	$359.4	12%

Management's Discussion and Analysis of Results of Operations
and Financial Condition

For the quarter ended March 31, 2002, Cable Networks revenues, operating income and EBITDA increased 5%, 41% and 12%, respectively, over the same prior-year period. These results were led by growth in cable affiliate fees and direct broadcast satellite revenues. For the quarter, MTV Networks ("MTVN") advertising revenues decreased 2%, principally due to revenue declines at VH1 as a result of lower ratings. The decline in revenues was partially offset by positive growth in advertising revenues at Nickelodeon. BET delivered double-digit revenue increases with higher advertising sales driven by increased pricing and higher affiliate fee revenue. Effective cost containment measures and decreases in production and programming costs at MTVN also contributed to the operating income and EBITDA increases. Operating income increased significantly for the quarter due to the adoption of SFAS 142, which requires that goodwill no longer be amortized to earnings, but should instead be tested for impairment on an annual basis. Had SFAS 142 been adopted on January 1, 2001, operating income would have increased 16% for the first quarter of 2002. Showtime subscriptions increased by approximately 2.5 million, or 8% over the prior year, to 32.1 million subscriptions at March 31, 2002. Capital expenditures for Cable Networks were $13.0 million for the quarter ended March 31, 2002, versus $28.6 million for the quarter ended March 31, 2001.

MTV scored the highest-rated first quarter in its history among viewers age 12-34 on the strength of its latest hit show The Osbournes and other popular series including Cribs, Real World and Flipped. Nickelodeon finished the first quarter as basic cable's No. 1 network on a 24-hour basis, scoring its highest total-day ratings with kids 2-11 and total viewers in four years. Nickelodeon's 24-hour average of 1.8 million total viewers represents an 11% increase, spurred by strong performances from SpongeBob SquarePants, the premiere of the new series ChalkZone, and The Fairly OddParents. Season-to-date through April 28, BET strengthened its position as the No. 1 cable network in primetime for African-Americans in core adults 18-34 and 18-49 audiences. BET's hit shows continued to build share: ComicView has increased its audience by 47%, and 106th and Park, the number one music show on BET, grew by 11%. TNN: The National Network finished the first quarter up double digits over last year in primetime in the key 18- to 49-year-old audience.

        Television (CBS and UPN Television Networks and Stations; Television Production and Syndication)

	Three Months Ended March 31,
			Percent Better/(Worse)
	2002	2001
Revenues	$1,857.8	$2,030.8	(9)%
Operating income	$218.5	$118.7	84%
EBITDA	$252.2	$314.7	(20)%

For the quarter ended March 31, 2002, Television reported revenues of $1.86 billion, operating income of $218.5 million and EBITDA of $252.2 million, versus revenues of $2.03 billion, operating income of $118.7 million and EBITDA of $314.7 million for the comparable prior-year quarter. Television's lower revenue and EBITDA were impacted by the continued softness in the advertising market, the absence of Super Bowl XXXV, which aired on the CBS Network in January 2001, and the Winter Olympics, which aired on a competing network during the first quarter of 2002. Operating income increased significantly for the quarter due to the adoption of SFAS 142. Had SFAS 142 been adopted on January 1, 2001, operating income would have decreased 22% for the first quarter of 2002. Capital expenditures for Television were $19.3 million for the quarter ended March 31, 2002, versus $14.9 million for the quarter ended March 31, 2001.

Management's Discussion and Analysis of Results of Operations
and Financial Condition

For the quarter ended March 31, 2002, Paramount Television revenues were higher primarily from network revenues for Enterprise, which debuted in the fourth quarter of 2001, higher network and domestic syndication revenues for JAG, higher home video revenues from the DVD release of the first season of Star Trek: The Next Generation and higher domestic syndication library revenues for Happy Days and The Andy Griffith Show. These higher revenues were partially offset by the absence of network license fees from the cancelled series Star Trek: Voyager, Seven Days, Dr. Laura, Gary & Mike, Moesha and Diagnosis Murder. Paramount Television's operating income and EBITDA decreased principally due to lower profits resulting from a change in product mix and from the impact on deficits and profitability of shows affected by certain international long-term licensing agreements with a major international customer that has filed for preliminary insolvency under German law and reportedly is expected to file for formal insolvency proceedings in the near future.

The strength of CBS Networks' primetime schedule delivered four of the top ten programs on a season-to-date basis through May 5 in households, viewers and adults 25-54. Survivor: Marquesas and Survivor: Africa are currently tied as the season's No. 1 rated reality series. CSI: Crime Scene Investigation continues to be the highest-rated and most-watched drama of the season and CBS' special presentation of 9/11 was one of the highest-rated non-sports broadcasts of the television season. In February 2002, UPN had its best sweeps performance in five years and has shown double-digit growth in all key adult demographics on all five nights of programming.

        Infinity (Radio Stations and Outdoor Advertising Properties)

	Three Months Ended March 31,
			Percent Better/(Worse)
	2002	2001
Revenues	$798.9	$835.6	(4)%
Operating income	$215.3	$35.9	NM
EBITDA	$274.0	$323.1	(15)%

NM—not meaningful

For the quarter ended March 31, 2002, Infinity reported revenues of $798.9 million, operating income of $215.3 million and EBITDA of $274.0 million, versus revenues of $835.6 million, operating income of $35.9 million and EBITDA of $323.1 million for the first quarter of 2001. The revenue and EBITDA decreases reflected the soft economic conditions experienced in 2001 that continued well into the first quarter before recent signs of recovery in the advertising market, particularly at Infinity Radio. Operating income increased significantly for the quarter due to the adoption of SFAS 142. Had SFAS 142 been adopted on January 1, 2001, operating income would have decreased 19% for the first quarter of 2002. Capital expenditures for Infinity were $19.2 million for the quarter ended March 31, 2002, versus $27.4 million for the quarter ended March 31, 2001. Infinity Radio has more than 90% of its stations in the 50 largest U.S. radio markets.

Management's Discussion and Analysis of Results of Operations
and Financial Condition

        Entertainment (Production and distribution of Motion Pictures; as well as the operation of Movie Theaters, Theme Parks, Music Publishing and Consumer Publishing)

	Three Months Ended March 31,
			Percent Better/(Worse)
	2002	2001
Revenues	$765.2	$717.1	7%
Operating income	$38.3	$21.8	76%
EBITDA	$66.5	$66.0	1%

For the quarter ended March 31, 2002, Entertainment reported higher revenues, operating income and EBITDA principally driven by higher Features, Theaters and Publishing revenues. Higher Features revenues reflect increases in foreign theatrical and domestic home video, pay television and syndication partially offset by lower domestic theatrical, network and foreign home video revenues. The increase in foreign theatrical revenues was led by Vanilla Sky while domestic theatrical revenues included contributions from Paramount's first quarter release of We Were Soldiers, Orange County and Crossroads as well as continuing contributions from Jimmy Neutron: Boy Genius. Higher domestic home video revenues were led by contributions from Hardball, Rat Race and Zoolander. Higher Theaters' revenues were driven by higher attendance and increased average admission prices and per-capita spending. Simon & Schuster's increased revenues principally reflect increased sales in the Adult Publishing Group. Simon & Schuster's top-selling titles in the first quarter included Everything's Eventual by Stephen King, Self Matters by Philip C. McGraw, Fall On Your Knees by Ann-Marie MacDonald, On The Street Where You Live by Mary Higgins Clark and A Beautiful Mind by Sylvia Nasar. The quarter also benefited from the continued success of the Pulitzer Prize winner John Adams by David McCullough. The Theme Parks begin full time operations during the second quarter and close full-time operations at the end of the third quarter and therefore, record the majority of revenues, operating income and EBITDA during the second and third quarters.

For the quarter ended March 31, 2002, Entertainment's higher operating income and EBITDA are principally due to the revenue items noted above partially offset by increased advertising costs resulting from the timing of theatrical releases while operating income also reflects the adoption of SFAS 142. Operating income increased significantly for the quarter due to the adoption of SFAS 142. Had SFAS 142 been adopted on January 1, 2001, operating income would have increased 1% for the first quarter of 2002. Capital expenditures for Entertainment were $21.2 million for the quarter ended March 31, 2002, versus $20.5 million for the quarter ended March 31, 2001.

Effective January 1, 2002, the Company operates its consumer publishing business under this segment. Prior period segment information has been reclassified to conform to the new presentation.

Management's Discussion and Analysis of Results of Operations
and Financial Condition

        Video (Home Videocassette, DVD and video game rental and retail operations)

	Three Months Ended March 31,
			Percent Better/(Worse)
	2002	2001
Revenues	$1,326.0	$1,307.9	1%
Operating income	$119.4	$53.8	122%
EBITDA	$175.3	$160.5	9%

For the quarter ended March 31, 2002, Video revenues, operating income and EBITDA increased 1%, 122% and 9%, respectively, over the prior-year's quarter. The increase in revenues was primarily due to the increase in company-operated stores from March 31, 2001 to March 31, 2002. Worldwide same store sales, including rental and retail product, increased 0.2% from the prior-year period, reflecting an 8.3% increase in international same store sales and a 1.3% decrease in domestic same store sales. Video's higher operating income and EBITDA were principally due to growth in higher margin DVD rental revenues as a percentage of total rental revenues, which have more than doubled year over year. Blockbuster's gross profit margins increased to 60.2% for the first quarter of 2002, versus 59.6% in the first quarter of 2001. Blockbuster ended the first quarter of 2002 with 8,027 company-owned and franchise stores, a net increase of 304 stores over the first quarter of 2001 of which 32 company-owned stores were added in the first quarter of 2002. Operating income increased significantly for the quarter due to the adoption of SFAS 142. Had SFAS 142 been adopted on January 1, 2001, operating income would have increased 22% for the first quarter of 2002. Capital expenditures for Video were $13.9 million for the quarter ended March 31, 2002, versus $11.5 million for the quarter ended March 31, 2001.

In April 2002, the Company began acquiring shares of Blockbuster's Class A common stock in order to maintain its ownership position at no less than 80% for tax consolidation purposes. Viacom currently owns approximately 81% of Blockbuster (NYSE: BBI).

Other Income and Expense Information

Corporate Expenses/Eliminations

Corporate expenses, excluding intersegment profit eliminations, remained relatively constant at $24.3 million for the first quarter of 2002, versus $24.4 million in the prior-year period. Intersegment eliminations of $30.1 million increased 12% from $26.9 million in the prior-year first quarter. The intersegment eliminations principally reflect the profit elimination of television programming sales to cable networks, and the sale of feature films to cable networks and the Video segment.

Residual Costs of Discontinued Operations

Residual costs of discontinued operations were $22.0 million for the first quarter of 2002 as compared with $23.5 million in the prior-year period and primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

Depreciation and Amortization

For the quarter ended March 31, 2002, depreciation and amortization decreased to $229.4 million as compared with $745.2 million for the first quarter of 2001. The decrease is due to the adoption of SFAS 142 effective January 1, 2002.

Management's Discussion and Analysis of Results of Operations
and Financial Condition

Interest Expense

Interest expense decreased 19% to $209.2 million for the first quarter of 2002 from $256.9 million for the first quarter of 2001. The Company had approximately $10.8 billion and $13.0 billion principal amount of debt outstanding (including current maturities) as of March 31, 2002 and 2001, respectively, at weighted average interest rates of 6.5% and 7.0%, respectively.

Interest Income

Interest income decreased 65% to $4.0 million for the first quarter of 2002 from $11.4 million for the first quarter of 2001 due to lower cash balances and the general decrease in interest rates.

Other Items, Net

"Other items, net" of $9.0 million for the first quarter of 2002 principally reflects a net gain on the sale of assets of $9.6 million and the recovery of certain advertising commitments of $11.1 million partially offset by foreign exchange losses of $4.3 million and losses associated with securitizing trade receivables. For the first quarter of 2001, "Other Items, net" reflects a $9.8 million loss principally from losses associated with securitizing trade receivables, foreign exchange losses and a loss on the repurchase of debt.

Provision for Income Taxes

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The estimated effective tax rates were 41% for 2002 and 83.2% for 2001. The estimated effective tax rate for 2001 was adversely affected by amortization of intangibles, including goodwill, in excess of the amount deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the estimated effective tax rate would have been 42.5% for 2001.

Equity in Loss of Affiliated Companies, Net of Tax

"Equity in loss of affiliated companies, net of tax" was $14.1 million for the first quarter of 2002 as compared with $27.1 million for the first quarter of 2001, principally reflecting a decrease in losses from international ventures and internet investments.

Minority Interest, Net of Tax

Minority interest for the first quarter of 2002 primarily represents the minority ownership of Blockbuster common stock.

Cumulative Effect of Change in Accounting Principle, Net of Minority Interest and Tax

Effective January 1, 2002, the Company adopted SFAS 142. As a result of this adoption, the Company recorded an after-tax non-cash charge of $1.48 billion, or $.85 per basic and $.84 per diluted share, as a cumulative effect of a change in accounting principle in the consolidated statement of operations.

Net Earnings (Loss)

For the reasons described above, the Company reported a net loss of $1.1 billion, or a loss of $.64 per basic and $.63 per diluted share, for the first quarter of 2002 as compared to a net loss of $7.3 million, or zero cents per basic and diluted share, for the first quarter of 2001.

Management's Discussion and Analysis of Results of Operations
and Financial Condition

Restructuring Charges

In the fourth quarter of 2001, MTVN announced a restructuring plan to reduce headcount in its domestic offices and close certain offices in Latin America, Europe and Asia. In connection with this plan, the Company recorded a restructuring charge of approximately $66.6 million. Included in the restructuring charge was severance of $58.3 million for the termination of approximately 450 employees worldwide and lease termination and other occupancy costs of $8.3 million for vacated office space in New York. As of March 31, 2002, the Company had paid and charged $33.6 million against the severance liability and $3.1 million against the lease termination liability. The Company expects to substantially utilize these reserves by the end of 2002.

In the fourth quarter of 2001, in connection with the Company's plan to integrate UPN with CBS operations, the Company recorded a restructuring charge of $52.8 million. The restructuring charge included programming write-offs of $29.6 million, approximately $15 million of employee-related costs, including severance, and lease termination and other costs of $8.2 million. The integration of UPN with CBS Network operations began in January 2002. The Company plans to eliminate approximately 50 positions and vacate space at 3 of UPN's offices. As of March 31, 2002, the Company had paid and charged approximately $6.7 million against the severance liability and $0.4 million against the lease termination reserves. The Company expects to substantially use these reserves by the end of 2002.

In the second quarter of 2000, the Company recorded non-recurring merger-related charges of $698 million ($505 million after-tax or $.41 per share), associated with the integration of Viacom and CBS and the acquisition of UPN. These amounts included non-cash charges of $415 million principally attributable to compensation for stock options and $283 million of cash payments and accrued liabilities for severance, transaction fees and integration costs. As of March 31, 2002, the Company had paid and charged approximately $111 million for severance liabilities, $27 million for transaction fees and $72 million related to integration costs.

Financial Position

Current assets decreased to $6.8 billion at March 31, 2002 from $7.2 billion at December 31, 2001, primarily due to reductions in cash and receivables, partially offset by an increase in inventory. The allowance for doubtful accounts as a percentage of receivables was 7.8% at March 31, 2002 compared to 7.1% at December 31, 2001. The $106.1 million decrease in net property and equipment primarily reflects depreciation expense of $203.7 million partially offset by capital expenditures of $91.2 million principally for outdoor advertising structures, construction of new park rides, video stores, and broadcasting equipment. Goodwill of $57.3 billion decreased by $1.8 billion compared to $59.1 billion at December 31, 2001, reflecting the write-off of goodwill related to Blockbuster as a result of the implementation of SFAS 142. Current liabilities decreased to $7.1 billion at March 31, 2002 from $7.6 billion at December 31, 2001 primarily due to reductions in accounts payable, accrued expenses and accrued participations. These reductions are partially offset by an increase in program rights from the timing of sports programs. Total debt, including current maturities, decreased $284.4 million to $10.8 billion principally reflecting the maturity of notes and debentures partially offset by proceeds from additional commercial paper and bank borrowings. The minority interest balance of $774.9 million at March 31, 2002 decreased from $1.2 billion at December 31, 2001 reflecting the minority interest impact of the change in accounting principle from the implementation of SFAS 142 and the acquisition of the minority interest in the Company's online music business.

Management's Discussion and Analysis of Results of Operations
and Financial Condition

Cash Flows

Operating Activities.    Net cash flow from operating activities of $471.4 million for the three months ended March 31, 2002 principally reflects a net loss of $1.1 billion adjusted for non-cash charges of $1.48 billion for the adoption of SFAS 142 and depreciation and amortization of $229.4 million. Cash flow from operations also reflects decreases in accounts payable and accrued expenses partially offset by decreases in receivables. Net cash flow from operating activities of $453.2 million for the three months ended March 31, 2001 principally reflects a net loss of $7.3 million adjusted for $745.2 million of depreciation and amortization partially offset by investments in inventory and decreases in accounts payable and accrued expenses.

Investing Activities.    Net cash expenditures for investing activities of $138.0 million for the three months ended March 31, 2002 principally reflect capital expenditures of $91.2 million, additional investments of $23.5 million in affiliated companies and acquisitions of $29.7 million primarily related to acquisitions of outdoor businesses and the minority interest of the Company's online music business. Net cash expenditures for investing activities of $509.0 million for the three months ended March 31, 2001, reflect the acquisition of BET and capital expenditures of $105.0 million partially offset by proceeds from dispositions of radio stations and other assets of approximately $228.8 million.

Financing Activities.    Financing activities for the three months ended March 31, 2002 principally reflect the net reduction in debt of $283.0 million and the purchase of treasury stock for $311.5 million partially offset by proceeds from the exercise of stock options of $108.7 million. Financing activities for the three months ended March 31, 2001 reflect proceeds from the issuance of senior notes and debentures principally offset by the payment of bank debt and purchase of treasury stock.

Other

On February 13, 2002, the Company announced that it had agreed to acquire the assets of KCAL-TV for approximately $650 million in cash. The acquisition is expected to close in May 2002.

Share Repurchase Program

During the three months ended March 31, 2002, the Company repurchased 7.1 million shares of its Class B Common Stock for approximately $296.3 million under its share repurchase program. From April 1 through April 30, 2002, the Company repurchased 2.1 million shares of its Class B Common Stock for approximately $104.8 million.

Capital Structure

The following table sets forth the Company's long-term debt, net of current portion:

	At March 31, 2002	At December 31, 2001
Notes payable to banks	$699.2	$645.0
Commercial paper	1,195.5	1,104.3
Senior debt	8,428.8	8,834.6
Senior subordinated debt	50.0	50.8
Subordinated debentures	—	19.8
Other notes	14.3	16.2
Obligations under capital leases	450.5	452.0

Total Debt	10,838.3	11,122.7
Less current portion	313.4	299.0

Total Long-Term Debt	$10,524.9	$10,823.7

Management's Discussion and Analysis of Results of Operations
and Financial Condition

The long-term debt of each of Viacom Inc. and its wholly owned subsidiary, Viacom International Inc., is fully and unconditionally guaranteed by Viacom International Inc. and Viacom Inc., respectively.

The notes and debentures are presented net of an aggregate unamortized premium of $48.8 million at March 31, 2002 and $49.4 million at December 31, 2001.

The Company has classified approximately $1.6 billion of commercial paper and other debt scheduled to mature within the next twelve months as long-term debt reflecting its intent and ability through the existence of unused revolving credit facilities, to refinance this debt on a long-term basis. Debt, including the current portion, as a percentage of total capitalization of the Company was 15% at both March 31, 2002 and December 31, 2001.

At March 31, 2002, the Company was in compliance with the financial covenants contained in its credit agreements.

Borrowings under the Company's $4.75 billion commercial paper program have maturities of less than a year and are supported by unused revolving credit facilities. At March 31, 2002, the Company had borrowings under the program of approximately $1.2 billion.

On January 15, 2002, the 11.375% subordinated debentures due 2009 were redeemed at a redemption price equal to approximately 105.7% of the principal amount. Additionally, in January 2002, the Company's $250 million 7.50% senior notes and $143 million 7.625% senior notes matured.

On March 19, 2002, the Company repurchased $13.3 million of its 7.875% debentures due 2023 at a price equal to 104.9% of the principal amount.

On April 25, 2002, the Company issued $700 million of 5.625% senior notes due May 1, 2007. Interest on these notes will be paid semi-annually.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements, which include capital expenditures, share repurchases, acquisitions, and principal payments on its outstanding indebtedness, as well as cash flows generated from operating activity available to meet these needs. Any net cash funding requirements are financed with short-term borrowings (primarily commercial paper) and long-term debt. Commercial paper borrowings, which also accommodate day-to-day changes in funding requirements, are backed by committed bank facilities that may be utilized in the event that commercial paper borrowings are not available. The Company's strong credit position, which is reflected by an A-/A3 rating, affords access to the capital markets. The Company anticipates that scheduled debt maturities in 2002 and 2003 will be funded with cash flows generated from operating activities and proceeds from the issuance of debt. The Company continually evaluates the relative cost of short and long-term debt in conjunction with refinancing risk. There are no provisions in any of the Company's material financing agreements that would cause an acceleration of the obligation in the event of a downgrade in the Company's debt ratings.

The Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock and warrants of Viacom that may be issued for aggregate gross proceeds of $5.0 billion. The registration statement was first declared effective on January 8, 2001. The net proceeds from the sale of the offered securities may be used by Viacom for general corporate purposes, including repayment of borrowings, working capital and capital expenditures; or for such other purposes as may be specified in the applicable Prospectus Supplement. To date, the Company has issued approximately $1.04 billion of securities under the shelf registration statement.

Management's Discussion and Analysis of Results of Operations
and Financial Condition

Legal Matters

Antitrust.    The Company, Blockbuster and Paramount Home Entertainment are among the defendants in a lawsuit filed on July 21, 1999 in the United States District Court for the Western District of Texas by one former and three present independent video retailers against the major motion picture studios and the Company. The plaintiffs, purporting to act as class representatives on behalf of themselves and all others similarly situated, alleged that the Company and the studios conspired among themselves and with Blockbuster to restrain competition in the nationwide market for distribution of videocassettes for rental to the public in violation of federal and California law. Plaintiffs sought injunctive relief under federal law as well as triple the amount of the alleged actual damages to themselves and those similarly situated under California statutes. In January 2001, plaintiffs moved to withdraw their California state law claims from the federal lawsuit in Texas and filed a substantially similar complaint with approximately 200 additional named plaintiffs in Superior Court for the County of Los Angeles. This complaint also sought certification of a nationwide class of similarly situated plaintiffs. In March 2001, the Texas court denied the plaintiffs' motion for class certification of both the federal and the California state law claims in the federal action and denied the plaintiffs' motion to withdraw their California state law claims from that action. On January 8, 2002, the California court also denied plaintiffs' motion for class certification. The lawsuit pending in the United States District Court for the Western District of Texas is set for trial in June 2002. The Company believes that the plaintiffs' position in these litigations is without merit and intends to defend itself vigorously in the litigations.

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

Claims typically are both filed and settled in large groups, which makes the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. As of March 31, 2002, the Company had pending approximately 114,900 asbestos claims, as compared to approximately 105,800 as of March 31, 2001 and approximately 106,000 as of December 31, 2001. Of the claims pending as of March 31, 2002, approximately 83,900 were pending in state courts, approximately 22,000 in federal court and approximately 9,000 were third party claims. During the first quarter of 2002, the Company received approximately 11,000 new claims and closed approximately 2,000 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

Management's Discussion and Analysis of Results of Operations
and Financial Condition

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

Other.    The Company has amounts owed by an international licensee under a series of long-term licensing arrangements covering feature film and television product. The licensee is disputing its obligation to accept and to pay for a portion of this product under certain of these arrangements. The Company has brought suit to enforce its rights under those arrangements and strongly believes in the merits of its position. The licensee has filed for preliminary insolvency under German law and reportedly is expected to file for formal insolvency in the near future. As a result, the Company may be unable to recover some or all of amounts being sought in the litigation, as well as the undisputed sums owing under these arrangements. The Company however, believes that the resolution of such matters will not have a material adverse effect on the Company's consolidated results of operations.

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

The Company's interest expense is exposed to movements in short-term rates. Swap agreements are used to modify this exposure. This includes both fixed to variable rate swaps, which are designated as fair value hedges and variable to fixed rate swaps, which are designated as cash flow hedges. As of March 31, 2002, the swaps could be terminated by a payment of approximately $3.0 million.

Management's Discussion and Analysis of Results of Operations
and Financial Condition

The effective portion of the change in fair value of cash flow hedges is reported in other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. During the next twelve months through March 2003, approximately $4.8 million will be amortized into earnings. The ineffective portion included in earnings was not material. The change in value of the fair value hedges and the hedged instruments is reported in earnings for the periods presented.

The variable rate portion of the Company's debt is affected by fluctuations in interest rates. Based on the amount of variable rate debt outstanding on March 31, 2002, a 100 basis point change in interest rates would cause a $23.8 million change in annual interest expense.

The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties. The Company's receivables do not represent significant concentrations of credit risk at March 31, 2002, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

Related Parties

National Amusements, Inc. ("NAI") is a closely held corporation that beneficially owns approximately 68% of the Company's Class A Common Stock and approximately 11% of the Company's Class A Common Stock and Class B Common Stock on a combined basis at March 31, 2002. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board of Directors and Chief Executive Officer of the Company.

The Company owns a minority equity interest in Westwood One, Inc. ("Westwood One"). Most of Infinity's radio stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's radio programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and in certain instances, shares in revenue from the sale of Infinity's programming. In addition, certain employees of Infinity serve as officers of Westwood One for which the Company receives a management fee. Revenue and expense reimbursements from these arrangements were approximately $37.8 million and $16.9 million in the first quarter of 2002 and 2001, respectively.

Management's Discussion and Analysis of Results of Operations
and Financial Condition

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q, including "Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements, including, among others, those set forth under the heading "Cautionary Statement Concerning Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2001. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not presently known. The forward-looking statements included in this document are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. The Company cannot make any assurance that projected results or events will be achieved.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Response to this is included in "Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition—Market Risk."

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, a lawsuit is pending against the Company, Blockbuster and Paramount Home Entertainment, among others, in the United States District Court for the Western District of Texas that includes claims alleging conspiracy to restrain competition in the nationwide market for distribution of videocassettes for rental to the public in violation of federal and California law. A similar lawsuit is also pending in California state court. The lawsuit pending in the United States District Court for the Western District of Texas is set for trial in June 2002.

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
(a)
Restated Certificate of Incorporation of Viacom Inc. effective May 23, 2001 (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2001) (File No. 1-9553).
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
	(12)		Statements Regarding Computation of Ratios (filed herewith)
(b)	Reports on Form 8-K.

        Current Report on Form 8-K of Viacom Inc. filed on February 13, 2002, with respect to the announcement by Viacom that it had agreed to acquire the assets of KCAL-TV for approximately $650 million in cash.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIACOM INC. (Registrant)
Date: May 14, 2002	/s/ RICHARD J. BRESSLER Richard J. Bressler Senior Executive Vice President Chief Financial Officer
Date: May 14, 2002	/s/ SUSAN C. GORDON Susan C. Gordon Vice President, Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description of Document
(2)		Plan of Acquisition
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
(a)
Restated Certificate of Incorporation of Viacom Inc. effective May 23, 2001 (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2001) (File No. 1-9553).
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
(12)		Statements Regarding Computation of Ratios (filed herewith)