Form 10-Q
period 2002-06-30
VIACOM INC
filed 2002-08-14
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 1-9553

VIACOM INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2949533 (I.R.S. Employer Identification No.)
1515 Broadway, New York, New York (Address of principal executive offices)	10036 (Zip Code)

(212) 258-6000
Registrant's telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒    No ☐

Number of shares of Common Stock Outstanding at July 31, 2002:

Class A Common Stock, par value $.01 per share—137,118,149

Class B Common Stock, par value $.01 per share—1,627,506,166

VIACOM INC.
INDEX TO FORM 10-Q

		Page
	PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months ended June 30, 2002 and June 30, 2001	3
	Consolidated Balance Sheets at June 30, 2002 (Unaudited) and December 31, 2001	4
	Consolidated Statements of Cash Flows (Unaudited) for the Six Months ended June 30, 2002 and June 30, 2001	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition.	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	39
	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings.	40
Item 4.	Submission of Matters to a Vote of Security Holders.	40
Item 6.	Exhibits and Reports on Form 8-K.	41

  PART I—FINANCIAL INFORMATION

  Item 1. Financial Statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$5,849.5	$5,716.9	$11,521.7	$11,469.1

Expenses:
Operating	3,369.8	3,114.8	7,011.0	6,593.2
Selling, general and administrative	1,063.2	1,240.4	1,999.3	2,365.3
Depreciation and amortization	238.7	775.9	468.1	1,521.1

Total expenses	4,671.7	5,131.1	9,478.4	10,479.6

Operating income	1,177.8	585.8	2,043.3	989.5
Interest expense	(221.9)	(263.2)	(431.1)	(520.1)
Interest income	3.5	8.0	7.5	19.4
Other items, net	(27.3)	2.0	(18.3)	(7.8)

Earnings before income taxes	932.1	332.6	1,601.4	481.0
Provision for income taxes	(374.2)	(314.7)	(648.6)	(438.2)
Equity in loss of affiliated companies, net of tax	(3.7)	(7.1)	(17.8)	(34.2)
Minority interest, net of tax	(7.7)	5.9	(21.1)	.8

Net earnings before cumulative effect of change in accounting principle	546.5	16.7	913.9	9.4
Cumulative effect of change in accounting principle, net of minority interest and tax	—	—	(1,480.9)	—

Net earnings (loss)	$546.5	$16.7	$(567.0)	$9.4

Basic earnings (loss) per common share:
Net earnings before cumulative effect of change in accounting principle	$.31	$.01	$.52	$.01
Net earnings (loss)	$.31	$.01	$(.32)	$.01

Diluted earnings (loss) per common share:
Net earnings before cumulative effect of change in accounting principle	$.31	$.01	$.51	$.01
Net earnings (loss)	$.31	$.01	$(.32)	$.01

Weighted average number of common shares outstanding:
Basic	1,756.1	1,768.6	1,754.8	1,698.9
Diluted	1,781.7	1,800.2	1,780.2	1,730.6

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	At June 30, 2002	At December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$654.8	$727.4
Receivables, less allowances of $310.9 (2002) and $274.9 (2001)	3,076.6	3,581.8
Inventory (Note 3)	1,499.5	1,369.4
Other current assets	1,560.9	1,527.8

Total current assets	6,791.8	7,206.4

Property and equipment:
Land	749.5	752.7
Buildings	930.4	1,030.5
Capital leases	792.5	778.1
Advertising structures	2,112.0	2,074.5
Equipment and other	4,959.9	4,729.1

	9,544.3	9,364.9
Less accumulated depreciation and amortization	3,372.6	3,029.7

Net property and equipment	6,171.7	6,335.2

Inventory (Note 3)	3,804.0	3,884.9
Goodwill (Note 2)	57,422.6	59,109.0
Intangibles (Note 2)	12,444.0	11,881.1
Other assets	2,360.2	2,393.3

Total Assets	$88,994.3	$90,809.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$991.8	$945.0
Accrued expenses and other	3,768.4	4,158.6
Participants' share, residuals and royalties payable	1,215.3	1,309.4
Program rights	807.5	849.7
Current portion of long-term debt (Note 5)	337.4	299.0

Total current liabilities	7,120.4	7,561.7

Long-term debt (Note 5)	10,363.1	10,823.7
Other liabilities	8,507.2	8,495.9
Commitments and contingencies (Note 7)
Minority interest	796.5	1,211.8
Stockholders' Equity:
Class A Common Stock, par value $.01 per share; 750.0 shares authorized; 138.5 (2002) and 138.8 (2001) shares issued	1.4	1.4
Class B Common Stock, par value $.01 per share; 10,000.0 shares authorized; 1,708.9 (2002) and 1,697.0 (2001) shares issued	17.1	17.0
Additional paid-in capital	65,468.9	64,980.6
Retained earnings	641.3	1,208.3
Accumulated other comprehensive loss (Note 1)	(110.2)	(152.7)

	66,018.5	66,054.6
Less treasury stock, at cost; 1.4 (2002 and 2001) Class A shares and 88.6 (2002) and 77.9 (2001) Class B shares	3,811.4	3,337.8

Total stockholders' equity	62,207.1	62,716.8

Total Liabilities and Stockholders' Equity	$88,994.3	$90,809.9

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months ended June 30,
	2002	2001
Operating Activities:
Net earnings (loss)	$(567.0)	$9.4
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Cumulative effect of change in accounting principle, net of minority interest and tax	1,480.9	—
Depreciation and amortization	468.1	1,521.1
Equity in loss of affiliated companies, net of tax	17.8	34.2
Distributions from affiliated companies	23.6	34.3
Minority interest, net of tax	21.1	(.8)
Change in assets and liabilities, net of effects of acquisitions	170.3	(195.6)

Net cash flow provided by operating activities	1,614.8	1,402.6

Investing Activities:
Acquisitions, net of cash acquired	(698.2)	(739.0)
Capital expenditures	(204.5)	(207.8)
Investments in and advances to affiliated companies	(35.6)	(37.3)
Purchases of short-term investments	(1.2)	(13.5)
Proceeds from sale of investments	11.1	51.4
Proceeds from dispositions	13.1	230.4

Net cash flow used for investing activities	(915.3)	(715.8)

Financing Activities:
Repayments to banks, including commercial paper, net	(415.6)	(3,205.7)
Proceeds from issuance of senior notes and debentures	696.4	3,287.4
Repayment of notes and debentures	(736.5)	(414.5)
Payment of capital lease obligations	(57.5)	(73.9)
Purchase of treasury stock	(506.4)	(482.4)
Proceeds from exercise of stock options	248.8	133.2
Other, net	(1.3)	(1.5)

Net cash flow used for financing activities	(772.1)	(757.4)

Net decrease in cash and cash equivalents	(72.6)	(70.6)
Cash and cash equivalents at beginning of period	727.4	934.5

Cash and cash equivalents at end of period	$654.8	$863.9

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Fair value of assets acquired	$720.5	$11,065.2
Fair value of liabilities assumed	(28.1)	(343.1)
Acquisition of minority interest	157.4	5,749.4
Cash paid, net of cash acquired	(698.2)	(739.0)

Impact on stockholders' equity	$151.6	$15,732.5

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION

Viacom Inc. and its subsidiaries ("Viacom" or the "Company") is a diversified company with operations in five segments: (i) Cable Networks, (ii) Television, (iii) Infinity, (iv) Entertainment and (v) Video. Effective January 1, 2002, the Company operates its consumer publishing business, which was previously reported as the Publishing segment, under the Entertainment segment. Prior period segment information has been reclassified to conform to the new presentation.

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

The table below presents a reconciliation of weighted average shares used in the calculations of basic and diluted EPS (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Weighted average shares for basic EPS	1,756.1	1,768.6	1,754.8	1,698.9
Incremental shares for stock options	25.6	31.6	25.4	31.7

Weighted average shares for diluted EPS	1,781.7	1,800.2	1,780.2	1,730.6

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net earnings (loss)	$546.5	$16.7	$(567.0)	$9.4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	61.7	1.0	44.1	(36.2)
Unrealized loss on securities	(1.4)	(5.5)	(1.3)	(16.1)
Changes in fair value of cash flow hedges	(.5)	(.2)	(.3)	(1.0)

Total comprehensive earnings (loss)	$606.3	$12.0	$(524.5)	$(43.9)

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

Effective January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires, among other things, that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and provides specific criteria for the initial recognition of intangible assets apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized to earnings, but should instead be tested for impairment at least on an annual basis. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment. The Company determined that, with the exception of Blockbuster, none of the Company's reporting units had an impairment. The Company recorded an impairment charge, of approximately $1.48 billion related to Blockbuster's goodwill, as a cumulative effect of a change in accounting principle, net of minority interest and tax, in its statement of operations for the six months ended June 30, 2002.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), was issued on July 30, 2002 and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

2) GOODWILL AND OTHER INTANGIBLE ASSETS

The initial adoption of SFAS 142, effective January 1, 2002, required the Company to perform a fair-value based impairment test of goodwill and intangible assets with indefinite lives. The first step of the test examines whether or not the book values of the Company's reporting units exceed their fair values. The Company's reporting units are generally consistent with or one level below the operating segments underlying the segments identified in Note 9—Reportable Segments. As a result of such impairment tests completed in the first quarter of 2002, the Company determined that goodwill related to Blockbuster was impaired. The fair value of Blockbuster's goodwill was computed principally based upon the present value of future cash flows and the resulting impairment charge was $1.82 billion in total or $1.48 billion, net of minority interest and tax. This methodology differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using Blockbuster's undiscounted cash flows to determine if goodwill was recoverable. In accordance with the transitional guidance provided by SFAS 142, as the impairment charge was related to the implementation of SFAS 142, the charge of $1.48 billion has been recorded as a cumulative effect of a change in accounting principle, net of minority interest and tax, in the Company's consolidated statement of operations for the six months ended June 30, 2002.

Intangible assets subject to amortization at June 30, 2002 primarily consist of franchise and subscriber agreements that are being amortized over 5 to 40 years. Amortization expense for the three and six months ended June 30, 2002 were $25.5 million and $51.2 million, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization to be approximately $105 million for each of the next five succeeding years. Amortization expense may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized.

The Company's intangible assets subject to amortization and related accumulated amortization were as follows:

	At June 30, 2002
	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Franchise agreements	$450.9	$(52.2)	$398.7
Subscriber agreements	372.5	(108.0)	264.5
Other intangible assets	241.4	(70.5)	170.9

Total	$1,064.8	$(230.7)	$834.1

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	At December 31, 2001
	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Franchise agreements	$445.0	$(39.2)	$405.8
Subscriber agreements	372.5	(82.8)	289.7
Other intangible assets	235.2	(62.6)	172.6

Total	$1,052.7	$(184.6)	$868.1

FCC licenses valued at approximately $11.6 billion and $11.0 billion at June 30, 2002 and December 31, 2001, respectively, were recorded as intangible assets with indefinite lives and were not subject to amortization.

The changes in the book value of goodwill, by segment, for the six months ended June 30, 2002 are as follows:

	Cable Networks	Television	Infinity	Entertainment	Video	Total
Balance at January 1, 2002	$7,239.6	$13,371.0	$30,869.0	$2,020.8	$5,608.6	$59,109.0
Impairment charge	—	—	—	—	(1,817.0)	(1,817.0)
Acquisitions	50.2	34.4	—	—	5.0	89.6
Adjustments (a)	(8.9)	(4.2)	48.7	—	5.4	41.0

Balance at June 30, 2002	$7,280.9	$13,401.2	$30,917.7	$2,020.8	$3,802.0	$57,422.6

  (a)
  Adjustments primarily relate to the Company's purchase price allocation for the acquisition of BET, foreign currency translation adjustments and tax valuation allowances that resulted from the acquisition of the minority interest of Infinity.

The following table provides a reconciliation of reported net earnings for the three and six months ended June 30, 2001 to adjusted net earnings that would have been reported had SFAS 142 been adopted as of January 1, 2001.

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Reported net earnings	$16.7	$9.4
Goodwill and intangible amortization, net of tax	498.2	850.2
Goodwill and intangible amortization included in loss of affiliated companies, net of tax	16.7	33.5
Minority interest portion of intangible amortization, net of tax	(7.6)	(15.4)

Adjusted net earnings	$524.0	$877.7

Adjusted basic EPS	$.30	$.52

Adjusted diluted EPS	$.29	$.51

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

3) INVENTORY

	At June 30, 2002	At December 31, 2001
Theatrical and television inventory:
Theatrical:
Released (including acquired film libraries)	$510.3	$510.3
Completed, not released	15.9	.9
In process and other	449.9	398.7
Television:
Released (including acquired film libraries)	1,019.3	998.3
In process and other	41.1	158.4
Program rights	2,398.8	2,416.4

	4,435.3	4,483.0
Less current portion	1,022.2	1,003.2

	3,413.1	3,479.8

Merchandise inventory	366.9	261.4
Rental inventory	327.9	331.3
Publishing, primarily finished goods	70.9	71.2
Other	102.5	107.4

	868.2	771.3
Less current portion	477.3	366.2

	390.9	405.1

Total Current Inventory	$1,499.5	$1,369.4

Total Non-Current Inventory	$3,804.0	$3,884.9

4) RESTRUCTURING CHARGES

In the fourth quarter of 2001, MTV Networks announced a restructuring plan to reduce headcount in its domestic offices and close certain offices in Latin America, Europe and Asia. In connection with this plan, the Company recorded a restructuring charge of approximately $66.6 million in the fourth quarter of 2001. Included in the restructuring charge was severance of $58.3 million for the termination of approximately 450 employees worldwide and lease termination and other occupancy costs of $8.3 million for vacated office space in New York. In the second quarter of 2002, an incremental $7.8 million was accrued as additional lease termination costs based on a change in the initial estimate. As of June 30, 2002, the Company had paid and charged $41.9 million against the severance liability and $5.5 million against the lease termination liability. The Company expects to substantially utilize these reserves by the end of 2002.

In the fourth quarter of 2001, in connection with the Company's plan to integrate United Paramount Network ("UPN") with CBS Network operations, the Company recorded a restructuring charge of $52.8 million. The restructuring charge included programming write-offs of $29.6 million, approximately $15.0 million of employee-related costs, including severance, and lease termination and other costs of $8.2 million. The integration of UPN with CBS Network operations began in January 2002. The Company is eliminating approximately 50 positions and vacating space at 3 of UPN's offices. As of June 30, 2002, the Company had paid and charged approximately $8.2 million against the severance liability and $.9 million against the lease termination reserves. The Company expects to substantially use these reserves by the end of 2002.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

In the second quarter of 2000, the Company recorded non-recurring merger-related charges of $698 million ($505 million after-tax or $.41 per share), associated with the integration of Viacom and CBS and the acquisition of UPN. These amounts included non-cash charges of $415 million principally attributable to compensation for stock options and $283 million of cash payments and accrued liabilities for severance, transaction fees and integration costs. As of June 30, 2002, the Company had paid and charged approximately $114 million for severance liabilities, $27 million for transaction fees and $73 million related to integration costs. The Company expects to substantially use these reserves by the end of 2003.

The following table summarizes the activity for merger-related and restructuring charges discussed above:

	Viacom/CBS Merger-Related Charges	MTVN Restructuring Charge	UPN Restructuring Charge	Total
Initial charge	$698.0	$66.6	$52.8	$817.4
Cash payments	(214.0)	(47.4)	(9.1)	(270.5)
Non-cash charges	(415.0)	—	(29.6)	(444.6)
Change in initial estimate	—	7.8	—	7.8

Balance at June 30, 2002	$69.0	$27.0	$14.1	$110.1

5) LONG-TERM DEBT

The following table sets forth the Company's long-term debt, net of current portion:

	At June 30, 2002	At December 31, 2001
Notes payable to banks	$590.2	$645.0
Commercial paper	745.3	1,104.3
Senior debt (5.625% — 8.875% due 2002-2051)	9,150.5	9,187.5
Senior subordinated debt (8.875% due 2007; 10.50% due 2009)	53.3	50.8
Subordinated debentures (11.375% due 2009)	—	19.8
Other notes	11.6	16.2
Obligations under capital leases	440.5	452.0

Total Debt	10,991.4	11,475.6
Less current portion	337.4	299.0
Less discontinued operations debt (a)	290.9	352.9

Total Long-Term Debt	$10,363.1	$10,823.7

(a)
Included in "Other liabilities" on the consolidated balance sheets.

The senior, senior subordinated and subordinated debt of each of Viacom Inc. and its wholly owned subsidiary, Viacom International Inc. ("Viacom International"), is fully and unconditionally guaranteed by Viacom International and Viacom Inc., respectively.

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

On May 6, 2002, the Company repurchased $7.5 million of the 7.875% debentures due 2023 at a price equal to 104.9% of the principal amount.

On June 15, 2002, $2.6 million of the 8.875% senior subordinated notes due 2007 were redeemed at a redemption price equal to 104.4% of the principal amount.

At June 30, 2002, the Company had borrowings under its $4.75 billion commercial paper program of approximately $745.3 million. Borrowings under the program have maturities of less than a year and are supported by unused revolving credit facilities.

At June 30, 2002, the Company had classified approximately $1.1 billion of commercial paper and other debt scheduled to mature within the next twelve months as long-term debt, reflecting its intent and ability, through the existence of unused revolving credit facilities, to refinance this debt on a long-term basis.

6) SHARE REPURCHASE PROGRAM

During the first six months of 2002, on a trade date basis, the Company repurchased 11.1 million shares of its Class B Common Stock for approximately $493.5 million under its share repurchase program, of which 4.1 million shares were repurchased for approximately $197.2 million in the second quarter.

7) COMMITMENTS AND CONTINGENCIES

The Company has long-term noncancelable operating lease commitments for retail and office space and equipment, transponders, studio facilities and vehicles. The Company has also entered into capital leases for satellite transponders and buildings.

Viacom's outdoor advertising business has franchise rights entitling it to display advertising on media such as buses, taxis, trains, bus shelters, terminals, billboards, and phone kiosks. Under most of these franchise agreements, the franchiser is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment.

Other commitments of the Company, estimated to aggregate approximately $15.1 billion, are not reflected in the balance sheet as of June 30, 2002. These commitments include approximately $9.9 billion for the acquisition of sports programming rights, approximately $4.3 billion relating to television and feature film production and acquisitions and approximately $.9 billion for talent contracts. A majority of such fees are payable over several years, as part of the normal course of business.

Legal Matters

Antitrust.    The Company, Blockbuster and Paramount Home Entertainment and other major motion picture studios received a directed verdict in their favor at the close of the plaintiffs' evidence at trial in the lawsuit filed on July 21, 1999 in the United States District Court for the Western District of Texas by one former and three present independent video retailers. The plaintiffs alleged that the Company and the studios conspired among themselves and with Blockbuster to restrain competition in the nationwide market for distribution of videocassettes for rental to the public in violation of federal and California law. Plaintiffs sought injunctive relief under federal law as well as triple the amount of the alleged actual damages to themselves and those similarly situated under California statutes. Plaintiffs have filed an appeal to the Fifth Circuit Court of Appeals. In January 2001, plaintiffs filed

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

a substantially similar complaint with approximately 200 additional named plaintiffs in Superior Court for the County of Los Angeles. This complaint also sought certification of a nationwide class of similarly situated plaintiffs. On January 8, 2002, the California court denied plaintiffs' motion for class certification. Plaintiffs have appealed such denial of class certification by the California court. The Company believes that the plaintiffs' position in these litigations is without merit and intends to continue to defend itself vigorously in the litigations.

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

Claims typically are both filed and settled in large groups, which makes the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. As of June 30, 2002, the Company had pending approximately 118,000 asbestos claims, as compared to approximately 129,700 as of June 30, 2001 and approximately 106,000 as of December 31, 2001. Of the claims pending as of June 30, 2002, approximately 86,600 were pending in state courts, approximately 22,400 in federal court and approximately 9,000 were third party claims. During the second quarter of 2002, the Company received approximately 9,700 new claims and closed approximately 6,600 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

Other.    The Company has amounts owed by an international licensee under a series of long-term licensing arrangements covering feature film and television product. The licensee is disputing its obligation to accept and to pay for a portion of this product under certain of these arrangements. The Company has brought suit to enforce its rights under those arrangements and strongly believes in the merits of its position. The licensee is attempting to reorganize under German insolvency law. As a result, the Company may be unable to recover some or all of amounts being sought in the litigation, as well as the undisputed sums owing under these arrangements. The Company however, believes that the resolution of such matters will not have a material adverse effect on the Company's consolidated results of operations.

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

8) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and local and foreign income taxes on earnings before income taxes. The annual estimated effective tax rates were 40.5% for 2002 and 91.1% for 2001. The annual estimated effective tax rate for 2001 was adversely affected by amortization of intangibles in excess of the amount deductible for tax purposes. Excluding the non-deductible amortization of intangibles, including goodwill, the annual estimated effective tax rate would have been 41.6% for 2001.

9) REPORTABLE SEGMENTS

The following tables set forth the Company's financial performance by reportable segment. Effective January 1, 2002, the Company operates its consumer publishing business, which was previously reported as the Publishing segment, under the Entertainment segment. Prior period information has been reclassified to conform to the new presentation. Intercompany revenues are recorded at fair market value as if the sales were to third parties and are eliminated in consolidation. Intercompany revenue eliminations were principally associated with the Entertainment, Television and Cable segments and were $103.1 million, $19.9 million and $17.5 million, respectively, for the three months ended June 30, 2002 and $153.1 million, $70.1 million and $27.4 million, respectively, for the six months ended June 30, 2002. For the three and six months ended June 30, 2001, the Entertainment segment's intercompany revenue eliminations were approximately $101.5 million and $207.1 million, respectively, and principally reflect the Company's total intercompany revenue eliminations. For all periods presented, intercompany profit eliminations are primarily comprised of television programming sales to cable networks, and the sale of feature films to cable and broadcast networks and the video segment.

The Company evaluates performance based on many factors including revenues, operating income, net earnings and EBITDA. EBITDA is defined as operating income (loss) before depreciation and amortization. The Company believes that EBITDA is one appropriate measure of evaluating the operating performance of its segments. However, EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, net earnings, earnings per share, cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

The Company also believes free cash flow to be an important measure of its performance. Free cash flow reflects the Company's EBITDA less cash interest, taxes paid, working capital requirements and capital expenditures. The Company's free cash flow for the three and six months ended June 30, 2002 was $1.03 billion and $1.41 billion, respectively, versus free cash flow of $846.6 million and $1.19 billion, respectively, for the three and six months ended June 30, 2001.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Cable Networks	$1,105.0	$1,062.0	$2,136.2	$2,044.4
Television	1,699.0	1,626.4	3,556.8	3,657.2
Infinity	989.2	985.4	1,788.1	1,821.0
Entertainment	920.6	922.2	1,685.8	1,639.3
Video	1,271.0	1,226.0	2,597.0	2,533.9
Intercompany eliminations	(135.3)	(105.1)	(242.2)	(226.7)

Total Revenues	$5,849.5	$5,716.9	$11,521.7	$11,469.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Operating Income:
Cable Networks	$371.9	$278.9	$728.0	$531.8
Television	349.0	163.0	567.5	281.7
Infinity	350.4	122.1	565.7	158.0
Entertainment	109.1	94.3	147.4	116.1
Video	72.0	16.2	191.4	70.0

Segment Operating Income	1,252.4	674.5	2,200.0	1,157.6

Corporate expenses/eliminations	(52.6)	(70.4)	(112.7)	(126.3)
Residual costs (a)	(22.0)	(18.3)	(44.0)	(41.8)

Total Operating Income	$1,177.8	$585.8	$2,043.3	$989.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
EBITDA:
Cable Networks	$422.4	$388.7	$825.7	$748.1
Television	384.6	360.8	636.8	675.5
Infinity	409.2	436.4	683.2	759.5
Entertainment	140.2	141.2	206.7	207.2
Video	128.9	118.4	304.2	278.9

Segment EBITDA	1,485.3	1,445.5	2,656.6	2,669.2

Reconciliation to Operating Income:
Corporate expenses/eliminations	(46.8)	(65.5)	(101.2)	(116.8)
Residual costs (a)	(22.0)	(18.3)	(44.0)	(41.8)
Depreciation and amortization	(238.7)	(775.9)	(468.1)	(1,521.1)

Total Operating Income	$1,177.8	$585.8	$2,043.3	$989.5

  (a)
  Primarily includes pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	At June 30, 2002	At December 31, 2001
Total Assets:
Cable Networks	$11,222.9	$11,318.3
Television	25,316.1	25,202.5
Infinity	39,887.6	39,833.0
Entertainment	5,970.5	5,865.2
Video	5,884.7	7,642.8

Segment total	88,281.8	89,861.8
Corporate	1,942.2	2,164.1
Eliminations	(1,229.7)	(1,216.0)

Total Assets	$88,994.3	$90,809.9

10) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The senior, senior subordinated and subordinated debt of each of Viacom Inc. and its wholly owned subsidiary, Viacom International, is fully and unconditionally guaranteed by Viacom International and Viacom Inc., respectively. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of Viacom Inc., Viacom International, the direct and indirect Non-Guarantor Affiliates of Viacom Inc., and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Three Months Ended June 30, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated
Revenues	$87.0	$622.9	$5,149.9	$(10.3)	$5,849.5
Expenses:
Operating	31.5	205.1	3,143.3	(10.1)	3,369.8
Selling, general and administrative	34.3	192.2	838.8	(2.1)	1,063.2
Depreciation and amortization	2.9	10.1	225.7	—	238.7

Total expenses	68.7	407.4	4,207.8	(12.2)	4,671.7

Operating income	18.3	215.5	942.1	1.9	1,177.8
Other income (expense):
Interest expense, net	(145.9)	(25.2)	(47.3)	—	(218.4)
Other items, net	(5.0)	(14.2)	(7.7)	(.4)	(27.3)

Earnings (loss) before income taxes	(132.6)	176.1	887.1	1.5	932.1
Benefit (provision) for income taxes	53.6	(71.6)	(356.2)	—	(374.2)
Equity in earnings (loss) of affiliated companies, net of tax	625.5	148.5	(9.9)	(767.8)	(3.7)
Minority interest, net of tax	—	—	(7.7)	—	(7.7)

Net earnings	$546.5	$253.0	$513.3	$(766.3)	$546.5

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated
Revenues	$158.2	$1,186.5	$10,239.2	$(62.2)	$11,521.7
Expenses:
Operating	63.8	394.3	6,585.4	(32.5)	7,011.0
Selling, general and administrative	72.7	344.5	1,587.6	(5.5)	1,999.3
Depreciation and amortization	5.5	48.3	414.3	—	468.1

Total expenses	142.0	787.1	8,587.3	(38.0)	9,478.4

Operating income	16.2	399.4	1,651.9	(24.2)	2,043.3
Other income (expense):
Interest expense, net	(313.1)	(11.8)	(98.7)	—	(423.6)
Other items, net	(12.5)	(3.0)	(2.4)	(.4)	(18.3)

Earnings (loss) before income taxes	(309.4)	384.6	1,550.8	(24.6)	1,601.4
Benefit (provision) for income taxes	125.0	(156.5)	(617.1)	—	(648.6)
Equity in loss of affiliated companies, net of tax	(382.6)	(1,220.0)	(25.0)	1,609.8	(17.8)
Minority interest, net of tax	—	—	(21.1)	—	(21.1)

Net earnings (loss) before cumulative effect of change in accounting principle	(567.0)	(991.9)	887.6	1,585.2	913.9
Cumulative effect of change in accounting principle, net of minority interest and tax	—	—	(1,480.9)	—	(1,480.9)

Net loss	$(567.0)	$(991.9)	$(593.3)	$1,585.2	$(567.0)

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30, 2001
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated
Revenues	$83.7	$611.8	$5,021.5	$(.1)	$5,716.9
Expenses:
Operating	33.0	200.2	2,879.7	1.9	3,114.8
Selling, general and administrative	32.2	206.8	1,001.4	—	1,240.4
Depreciation and amortization	4.1	53.6	718.2	—	775.9

Total expenses	69.3	460.6	4,599.3	1.9	5,131.1

Operating income	14.4	151.2	422.2	(2.0)	585.8
Other income (expense):
Interest income (expense), net	(345.6)	(23.2)	113.6	—	(255.2)
Other items, net	.9	10.1	(9.0)	—	2.0

Earnings (loss) before income taxes	(330.3)	138.1	526.8	(2.0)	332.6
Benefit (provision) for income taxes	133.4	(62.1)	(386.0)	—	(314.7)
Equity in earnings (loss) of affiliated companies, net of tax	213.6	64.4	(12.7)	(272.4)	(7.1)
Minority interest, net of tax	—	2.7	3.2	—	5.9

Net earnings	$16.7	$143.1	$131.3	$(274.4)	$16.7

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30, 2001
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated
Revenues	$159.7	$1,179.2	$10,146.5	$(16.3)	$11,469.1
Expenses:
Operating	66.3	397.6	6,136.6	(7.3)	6,593.2
Selling, general and administrative	67.0	360.6	1,937.7	—	2,365.3
Depreciation and amortization	8.0	93.9	1,419.2	—	1,521.1

Total expenses	141.3	852.1	9,493.5	(7.3)	10,479.6

Operating income	18.4	327.1	653.0	(9.0)	989.5
Other income (expense):
Interest income (expense), net	(680.9)	(24.9)	205.1	—	(500.7)
Other items, net	(5.3)	11.0	(13.5)	—	(7.8)

Earnings (loss) before income taxes	(667.8)	313.2	844.6	(9.0)	481.0
Benefit (provision) for income taxes	269.1	(139.0)	(568.3)	—	(438.2)
Equity in earnings (loss) of affiliated companies, net of tax	408.1	121.9	(36.8)	(527.4)	(34.2)
Minority interest, net of tax	—	5.2	(4.4)	—	.8

Net earnings	$9.4	$301.3	$235.1	$(536.4)	$9.4

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	At June 30, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated
Assets
Cash and cash equivalents	$86.9	$107.9	$460.0	$—	$654.8
Receivables, net	70.0	385.3	2,889.0	(267.7)	3,076.6
Inventory	8.3	320.7	1,196.6	(26.1)	1,499.5
Other current assets	107.8	373.7	1,079.4	—	1,560.9

Total current assets	273.0	1,187.6	5,625.0	(293.8)	6,791.8

Property and equipment	85.0	1,052.3	8,407.0	—	9,544.3
Less accumulated depreciation and amortization	14.9	412.6	2,945.1	—	3,372.6

Net property and equipment	70.1	639.7	5,461.9	—	6,171.7

Inventory	8.4	586.9	3,382.0	(173.3)	3,804.0
Goodwill	116.4	101.1	57,205.1	—	57,422.6
Intangibles	141.6	1.8	12,300.6	—	12,444.0
Investments in consolidated subsidiaries	64,821.9	13,403.5	—	(78,225.4)	—
Other assets	120.4	1,019.5	1,569.1	(348.8)	2,360.2

Total Assets	$65,551.8	$16,940.1	$85,543.7	$(79,041.3)	$88,994.3

Liabilities and Stockholders' Equity
Accounts payable	$6.9	$4.0	$992.4	$(11.5)	$991.8
Accrued expenses and other	128.5	1,543.3	3,143.0	(238.9)	4,575.9
Participants' share, residuals and royalties payable	—	16.2	1,224.6	(25.5)	1,215.3
Current portion of long-term debt	—	13.8	323.6	—	337.4

Total current liabilities	135.4	1,577.3	5,683.6	(275.9)	7,120.4

Long-term debt	9,242.9	459.4	715.0	(54.2)	10,363.1
Other liabilities	(10,234.9)	3,676.8	11,441.5	3,623.8	8,507.2
Minority interest	—	—	796.5	—	796.5
Stockholders' Equity:
Preferred Stock	—	106.1	20.4	(126.5)	—
Common Stock	18.5	185.7	752.0	(937.7)	18.5
Additional paid-in capital	65,468.9	6,554.9	67,438.6	(73,993.5)	65,468.9
Retained earnings (deficit)	4,732.4	4,360.8	(1,174.6)	(7,277.3)	641.3
Accumulated other comprehensive income (loss)	—	19.1	(129.3)	—	(110.2)

	70,219.8	11,226.6	66,907.1	(82,335.0)	66,018.5
Less treasury stock, at cost	3,811.4	—	—	—	3,811.4

Total stockholders' equity	66,408.4	11,226.6	66,907.1	(82,335.0)	62,207.1

Total Liabilities and Stockholders' Equity	$65,551.8	$16,940.1	$85,543.7	$(79,041.3)	$88,994.3

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	At December 31, 2001
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated
Assets
Cash and cash equivalents	$367.7	$2.7	$357.0	$—	$727.4
Receivables, net	79.3	474.2	3,341.5	(313.2)	3,581.8
Inventory	9.9	268.7	1,090.8	—	1,369.4
Other current assets	80.5	357.5	1,089.8	—	1,527.8

Total current assets	537.4	1,103.1	5,879.1	(313.2)	7,206.4

Property and equipment	116.5	1,030.4	8,218.0	—	9,364.9
Less accumulated depreciation and amortization	42.1	368.0	2,619.6	—	3,029.7

Net property and equipment	74.4	662.4	5,598.4	—	6,335.2

Inventory	10.2	617.1	3,418.2	(160.6)	3,884.9
Goodwill	116.4	52.9	58,939.7	—	59,109.0
Intangibles	141.6	1.5	11,738.0	—	11,881.1
Investments in consolidated subsidiaries	65,837.7	14,734.4	—	(80,572.1)	—
Other assets	117.5	1,018.6	1,605.4	(348.2)	2,393.3

Total Assets	$66,835.2	$18,190.0	$87,178.8	$(81,394.1)	$90,809.9

Liabilities and Stockholders' Equity
Accounts payable	$—	$58.4	$969.1	$(82.5)	$945.0
Accrued expenses and other	(12.7)	1,622.5	3,614.0	(215.5)	5,008.3
Participants' share, residuals and royalties payable	—	12.8	1,322.1	(25.5)	1,309.4
Current portion of long-term debt	—	13.0	286.0	—	299.0

Total current liabilities	(12.7)	1,706.7	6,191.2	(323.5)	7,561.7

Long-term debt	9,332.1	717.2	823.4	(49.0)	10,823.7
Other liabilities	(9,449.0)	3,412.3	10,921.5	3,611.1	8,495.9
Minority interest	—	149.1	1,062.7	—	1,211.8
Stockholders' Equity:
Preferred Stock	—	106.1	20.4	(126.5)	—
Common Stock	18.4	188.5	734.3	(922.8)	18.4
Additional paid-in capital	64,980.6	6,536.8	68,182.0	(74,718.8)	64,980.6
Retained earnings (deficit)	5,299.5	5,352.8	(581.6)	(8,862.4)	1,208.3
Accumulated other comprehensive income (loss)	4.1	20.5	(175.1)	(2.2)	(152.7)

	70,302.6	12,204.7	68,180.0	(84,632.7)	66,054.6
Less treasury stock, at cost	3,337.8	—	—	—	3,337.8

Total stockholders' equity	66,964.8	12,204.7	68,180.0	(84,632.7)	62,716.8

Total Liabilities and Stockholders' Equity	$66,835.2	$18,190.0	$87,178.8	$(81,394.1)	$90,809.9

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30, 2002
	Viacom Inc	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated
Net cash flow provided by (used for) operating activities	$(254.1)	$166.6	$1,702.3	$—	$1,614.8
Investing Activities:
Acquisitions, net of cash acquired	—	(44.4)	(653.8)	—	(698.2)
Capital expenditures	—	(30.5)	(174.0)	—	(204.5)
Investments in and advances to affiliated companies	—	(29.0)	(6.6)	—	(35.6)
Purchases of short-term investments	—	(1.2)	—	—	(1.2)
Proceeds from sale of investments	—	5.5	5.6	—	11.1
Proceeds from dispositions	—	—	13.1	—	13.1

Net cash flow used for investing activities	—	(99.6)	(815.7)	—	(915.3)

Financing Activities:
Repayments to banks, including commercial paper, net	(364.7)	—	(50.9)	—	(415.6)
Proceeds from issuance of senior notes and debentures	696.4	—	—	—	696.4
Repayment of notes and debentures	(459.4)	(250.0)	(27.1)	—	(736.5)
Payment of capital lease obligations	—	(7.1)	(50.4)	—	(57.5)
Purchase of treasury stock	(506.4)	—	—	—	(506.4)
Increase (decrease) in intercompany payables	390.5	295.3	(685.8)	—	—
Proceeds from exercise of stock options	216.9	—	31.9	—	248.8
Other, net	—	—	(1.3)	—	(1.3)

Net cash flow provided by (used for) financing activities	(26.7)	38.2	(783.6)	—	(772.1)

Net (decrease) increase in cash and cash equivalents	(280.8)	105.2	103.0	—	(72.6)
Cash and cash equivalents at beginning of period	367.7	2.7	357.0	—	727.4

Cash and cash equivalents at end of period	$86.9	$107.9	$460.0	$—	$654.8

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30, 2001
	Viacom Inc	Viacom International	Non- Guarantor Affiliates	Eliminations		Viacom Inc. Consolidated
Net cash flow provided by (used for) operating activities	$(732.8)	$145.3	$1,990.1	$		$1,402.6

Investing Activities:
Acquisitions, net of cash acquired	—	—	(739.0)		—	(739.0)
Capital expenditures	—	(66.5)	(141.3)		—	(207.8)
Investments in and advances to affiliated companies	—	(31.4)	(5.9)		—	(37.3)
Purchases of short-term investments	—	(13.5)	—		—	(13.5)
Proceeds from sale of investments	—	51.4	—		—	51.4
Proceeds from dispositions	—	—	230.4		—	230.4

Net cash flow used for investing activities	—	(60.0)	(655.8)		—	(715.8)

Financing Activities:
Repayments to banks, including commercial paper, net	(693.0)	(100.0)	(2,412.7)		—	(3,205.7)
Proceeds from issuance of senior notes and debentures	3,281.6	—	5.8		—	3,287.4
Repayment of notes and debentures	(19.5)	—	(395.0)		—	(414.5)
Payment of capital lease obligations	—	(5.1)	(68.8)		—	(73.9)
Purchase of treasury stock	(482.4)	—	—		—	(482.4)
Proceeds from exercise of stock options	133.2	—	—		—	133.2
Increase (decrease) in intercompany payables	(1,472.6)	(49.4)	1,522.0		—	—
Other, net	(1.5)	—	—		—	(1.5)

Net cash flow provided by (used for) financing activities	745.8	(154.5)	(1,348.7)		—	(757.4)

Net increase (decrease) in cash and cash equivalents	13.0	(69.2)	(14.4)		—	(70.6)
Cash and cash equivalents at beginning of period	192.8	326.5	415.2		—	934.5

Cash and cash equivalents at end of period	$205.8	$257.3	$400.8		$—	$863.9

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

Effective January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized to earnings, but should instead be tested for impairment at least on an annual basis. As a result of the adoption, the Company during the first quarter recorded an impairment charge net of minority interest and tax of approximately $1.48 billion related to Blockbuster's goodwill, as a cumulative effect of a change in accounting principle, in its statement of operations. Assuming the adoption of SFAS 142 had occurred on January 1, 2001, operating income would have increased 5% for the quarter and remained essentially unchanged for six months ended June 30, 2002 as compared with the prior year periods.

The tables below present the Company's revenues and operating income, as reported for the three and six months ended June 30, 2002 and 2001, respectively, and the Company's operating income, adjusted for SFAS 142, for the three and six months ended June 30, 2001.

	Three Months Ended June 30,			Six Months Ended June 30,
			Better/ (Worse)%			Better/ (Worse)%
	2002	2001		2002	2001
Revenues:
Cable Networks	$1,105.0	$1,062.0	4%	$2,136.2	$2,044.4	4%
Television	1,699.0	1,626.4	4	3,556.8	3,657.2	(3)
Infinity	989.2	985.4	—	1,788.1	1,821.0	(2)
Entertainment	920.6	922.2	—	1,685.8	1,639.3	3
Video	1,271.0	1,226.0	4	2,597.0	2,533.9	2
Intercompany eliminations	(135.3)	(105.1)	(29)	(242.2)	(226.7)	(7)

Total Revenues	$5,849.5	$5,716.9	2%	$11,521.7	$11,469.1	—%

Operating Income as Reported:
Cable Networks	$371.9	$278.9	33%	$728.0	$531.8	37%
Television	349.0	163.0	114	567.5	281.7	101
Infinity	350.4	122.1	187	565.7	158.0	258
Entertainment	109.1	94.3	16	147.4	116.1	27
Video	72.0	16.2	NM	191.4	70.0	173

Segment Operating Income	1,252.4	674.5	86	2,200.0	1,157.6	90
Corporate expenses/eliminations	(52.6)	(70.4)	25	(112.7)	(126.3)	11
Residual costs (a)	(22.0)	(18.3)	(20)	(44.0)	(41.8)	(5)

Total Operating Income	$1,177.8	$585.8	101%	$2,043.3	$989.5	106%

NM—Not meaningful

  (a)
  Residual costs primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Three Months Ended June 30,			Six Months Ended June 30,
			Better/ (Worse)%			Better/ (Worse)%
	2002	2001		2002	2001
Operating Income Adjusted for SFAS 142:
Cable Networks	$371.9	$340.1	9%	$728.0	$646.0	13%
Television	349.0	326.0	7	567.5	607.2	(7)
Infinity	350.4	379.0	(8)	565.7	645.3	(12)
Entertainment	109.1	110.4	(1)	147.4	148.3	(1)
Video	72.0	59.3	21	191.4	156.8	22

Segment Operating Income	1,252.4	1,214.8	3	2,200.0	2,203.6	—
Corporate expenses/eliminations	(52.6)	(70.4)	25	(112.7)	(126.3)	11
Residual costs	(22.0)	(18.3)	(20)	(44.0)	(41.8)	(5)

Operating Income Adjusted for SFAS 142	$1,177.8	$1,126.1	5%	$2,043.3	$2,035.5	—%

The table below sets forth EBITDA (defined as operating income (loss) before depreciation and amortization) for the three and six months ended June 30, 2002 and 2001. The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments. However, EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, net earnings, earnings per share, cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

	Three Months Ended June 30,			Six Months Ended June 30,
			Better/ (Worse)%			Better/ (Worse)%
	2002	2001		2002	2001
EBITDA:
Cable Networks	$422.4	$388.7	9%	$825.7	$748.1	10%
Television	384.6	360.8	7	636.8	675.5	(6)
Infinity	409.2	436.4	(6)	683.2	759.5	(10)
Entertainment	140.2	141.2	(1)	206.7	207.2	—
Video	128.9	118.4	9	304.2	278.9	9

Segment EBITDA	1,485.3	1,445.5	3	2,656.6	2,669.2	—
Corporate expenses/eliminations	(46.8)	(65.5)	29	(101.2)	(116.8)	13
Residual costs	(22.0)	(18.3)	(20)	(44.0)	(41.8)	(5)

Total EBITDA	$1,416.5	$1,361.7	4%	$2,511.4	$2,510.6	—%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

For the three months ended June 30, 2002, revenues of $5.85 billion increased 2% from $5.72 billion, operating income increased 5% to $1.18 billion from $1.13 billion adjusted for SFAS 142, and EBITDA increased 4% to $1.42 billion from $1.36 billion for the same period last year. The Cable Networks, Television and Video segments all contributed to the Company's gain in revenues, operating income and EBITDA. These gains were partially offset by the decrease in operating income and EBITDA in the Infinity and Entertainment segments. The Company's second quarter results reflect advertising growth for the first time since the first quarter of 2001 due to the recent improvement in the advertising market. The continuance of this growth is dependent upon the strength of the overall economic environment and the television, radio and outdoor advertising markets, in particular.

Total expenses decreased 9% to $4.67 billion for the second quarter of 2002 from $5.13 billion for the second quarter of 2001 and decreased 10% to $9.48 billion for the six months ended June 30, 2002 versus $10.48 billion for the same prior-year period. The decrease for the three-and six-month periods was principally due to the adoption of SFAS 142, which eliminated amortization of goodwill and intangibles with indefinite lines. Amortization was $25.5 million for the quarter and $51.2 million for the six months ended June 30, 2002 compared to $565.7 million and $1.10 billion for the quarter and six months ended June 30, 2001, respectively. Excluding amortization, expenses in the second quarter of 2002 increased 2% and were flat for the six months as compared with the prior-year periods.

Segment Results of Operations

For comparability, the following segment discussions of operating income for the three and six months ended June 30, 2002 and 2001, respectively, are presented using comparisons to 2001 operating income, adjusted for SFAS 142.

Cable Networks (Basic Cable and Premium Subscription Television Program Services)

	Three Months Ended June 30,			Six Months Ended June 30,
			Better/ (Worse)%			Better/ (Worse)%
	2002	2001		2002	2001
Revenues	$1,105.0	$1,062.0	4%	$2,136.2	$2,044.4	4%
Operating Income (OI)	$371.9	$278.9	33%	$728.0	$531.8	37%
OI Adjusted for SFAS 142	$371.9	$340.1	9%	$728.0	$646.0	13%
EBITDA	$422.4	$388.7	9%	$825.7	$748.1	10%

For the second quarter and six months ended June 30, 2002, higher revenues, operating income and EBITDA principally reflect growth in advertising revenues and cable affiliate fees. Advertising revenues for Cable Networks increased 4% for the quarter and 2% for the six months, principally driven by growth at MTV, Nickelodeon, TV Land, TNN and BET. The revenue increases were partially offset by revenue declines at VH1 as a result of lower ratings. Operating expenses for both the three and six month period were 5% higher, however these increases were partially offset by lower selling, general and administrative expenses. Total expenses, as a percentage of revenues, decreased for the quarter and six months ended June 30, 2002. Showtime subscriptions increased by approximately 2.8 million, or 10% over the prior year, to 32.0 million subscriptions at June 30, 2002. Capital expenditures for Cable Networks were $20.6 million and $33.6 million for the three and six months ended June 30, 2002, respectively, versus $37.2 million and $65.8 million for the three and six months ended June 30, 2001, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The 2002 second quarter ranked as the highest-rated quarter in MTV's history for the 18- to 34-year old audience with contributions from new and existing hits including THE OSBOURNES, THE 2002 MTV MOVIE AWARDS and REAL WORLD XI. Nickelodeon finished the second quarter as the No. 1 basic cable network in total-day ratings for the 27th consecutive quarter, and achieved its most-watched second quarter ever among households and total viewers on a 24-hour basis. SPONGEBOB SQUAREPANTS reigns as television's top-rated kids' show. In the second quarter, TNN's ratings in the key 18- to 49-year-old audience increased by 50% from the prior year, marking the eighth straight quarter of ratings growth. BET continues to strengthen its position as the No. 1 cable network in primetime for African Americans in 18- to 34-year old and 18- to 49-year old audiences. For the second quarter, BET scored its highest ratings ever in core adults 18-34 driven by hit shows 106TH AND PARK and THE 2ND ANNUAL BET AWARDS.

Television (CBS and UPN Television Networks and Stations; Television Production and Syndication)

	Three Months Ended June 30,			Six Months Ended June 30,
			Better/ (Worse)%			Better/ (Worse)%
	2002	2001		2002	2001
Revenues	$1,699.0	$1,626.4	4%	$3,556.8	$3,657.2	(3)%
Operating Income (OI)	$349.0	$163.0	114%	$567.5	$281.7	101%
OI Adjusted for SFAS 142	$349.0	$326.0	7%	$567.5	$607.2	(7)%
EBITDA	$384.6	$360.8	7%	$636.8	$675.5	(6)%

For the quarter ended June 30, 2002, Television reported higher revenues, operating income and EBITDA. Television's results were led by advertising revenue growth at CBS and UPN Networks and stations, including double-digit revenue growth in primetime at CBS and UPN networks. Television's expenses in the second quarter increased primarily due to higher program costs, which were more than offset by revenue increases. CBS Network experienced slight increases in program costs across its dayparts. TV stations higher program costs were principally due to acquiring the rights to a number of NY Yankees games. CBS Enterprises slightly higher program costs were driven by higher fees for EVERYBODY LOVES RAYMOND partially offset by lower fees for THE OPRAH WINFREY SHOW. Total expenses, as a percentage of revenues, were flat for the quarter. CBS Network had record breaking upfront advertising commitments of approximately $1.9 billion in primetime for the 2002-2003 season, selling approximately 15-20% more of its inventory versus $1.3 billion for the 2001-2002 season, achieving the highest rate increase of all major networks. For the six months ended June 30, 2002, Television's revenues, operating income and EBITDA decreased as the upswing in advertising revenues in the second quarter was more than offset by softness in the advertising market experienced in the first quarter, the absence of the super bowl broadcast on CBS in 2002 and the competition from the Winter Olympics. Capital expenditures for Television were $30.2 million and $49.5 million for the three months and six months ended June 30, 2002, respectively, versus $22.2 million and $37.1 million for the same periods in 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

For the quarter ended June 30, 2002, Paramount Television revenues decreased slightly. Network television revenues were lower as revenues from network series which debuted in the 2001/2002 season, including ENTERPRISE, were more than offset by the absence of license fees from STAR TREK: VOYAGER, DIAGNOSIS MURDER and certain cancelled series. The lower network revenues were partially offset by higher domestic and foreign syndication revenues and higher home video revenues from the DVD release of STAR TREK: THE NEXT GENERATION. For the six months ended June 30, 2002, revenues were higher principally as a result of higher domestic syndication library revenues for THE ANDY GRIFFITH SHOW and HAPPY DAYS. Paramount Television's operating income and EBITDA increased for the quarter but decreased for the six months mainly resulting from a change in product mix, and from the impact on deficits and profitability of shows affected by certain international long-term licensing agreements with a major international customer that is attempting to reorganize under German insolvency law.

Based on its strong line-up of regularly scheduled hit series, CBS Network finished the 2001-2002 season a solid second among adults 18-49, its best competitive finish in nine years. CBS aired 10 of the top 20 most-watched regular series, including CSI: CRIME SCENE INVESTIGATION, the No. 1 drama on television, SURVIVOR, the No. 1 reality series on television, EVERYBODY LOVES RAYMOND, the No. 2 comedy and 60 MINUTES, the No.1 newsmagazine. UPN delivered its best performance in 5 years during the 2001-2002 season among adults 18-49 and total viewers, spurred by such hits as BUFFY: THE VAMPIRE SLAYER and the new Star Trek series ENTERPRISE. UPN was the fastest-growing broadcast network among persons 12-34, adults 18-34 and adults 18-49 and the second-year comedy, GIRLFRIENDS, was the season's fastest-growing comedy on any broadcast network.

Infinity (Radio Stations and Outdoor Advertising Properties)

	Three Months Ended June 30,			Six Months Ended June 30,
			Better/ (Worse)%			Better/ (Worse)%
	2002	2001		2002	2001
Revenues	$989.2	$985.4	—%	$1,788.1	$1,821.0	(2)%
Operating Income (OI)	$350.4	$122.1	187%	$565.7	$158.0	258%
OI Adjusted for SFAS 142	$350.4	$379.0	(8)%	$565.7	$645.3	(12)%
EBITDA	$409.2	$436.4	(6)%	$683.2	$759.5	(10)%

For the three months ended June 30, 2002, Infinity reported slightly higher revenues compared to the same period last year, reflecting a 3% increase in radio revenues offset by a 3% decline in outdoor revenue. Radio's revenue increase was led by double-digit increases in the New York market which benefited from the addition of the NY Yankees season-broadcast on WCBS-AM, and higher revenues from distribution agreements and consideration for management services with Westwood One radio network, an affiliated company. Revenues from these arrangements were approximately $38.2 million and $28.2 million for the second quarter of 2002 and 2001, respectively and $73.3 million for the six months ended June 30, 2002 and $46.0 million for the six months ended June 30, 2001. For the six months ended June 30, 2002 Infinity reported revenues of $1.79 billion versus $1.82 billion for the first six months of 2001 as soft economic conditions in the second half of 2001 continued to affect the advertising market well into the first quarter of 2002. Operating income and EBITDA for the three and six months ended June 30, 2002 decreased compared to prior year periods partially due to incremental expenses associated with acquired sports rights, higher guarantee payments on the renewal of a transit contract in the New York market and new transit contracts in the Chicago and Cleveland markets. Capital expenditures for Infinity were $21.2 million and $40.4 million for the three and six months ended June 30, 2002, respectively, versus $25.2 million and $52.6 million for the same periods in the prior year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Entertainment (Production and distribution of Motion Pictures; as well as the operation of Movie Theaters, Theme Parks, Music Publishing and Consumer Publishing)

	Three Months Ended June 30,			Six Months Ended June 30,
			Better/ (Worse)%			Better/ (Worse)%
	2002	2001		2002	2001
Revenues	$920.6	$922.2	— %	$1,685.8	$1,639.3	3%
Operating Income (OI)	$109.1	$94.3	16%	$147.4	$116.1	27%
OI Adjusted for SFAS 142	$109.1	$110.4	(1)%	$147.4	$148.3	(1)%
EBITDA	$140.2	$141.2	(1)%	$206.7	$207.2	—%

For the three months ended June 30, 2002, Entertainment revenues decreased slightly, while for the six months, revenues increased 3% versus the prior-year periods. Revenues for the quarter decreased principally as a result of lower Features and Parks revenues partially offset by higher Theaters and Publishing revenues, while revenues for the six months reflect higher Features, Theaters and Publishing revenues. For the quarter, Features revenues were lower principally due to lower foreign theatrical and home video, and foreign pay television revenues, partially offset by higher network, foreign syndication and domestic pay television revenues. Features revenues in the second quarter included contributions from the theatrical release of THE SUM OF ALL FEARS, CHANGING LANES and CLOCKSTOPPERS and the home video release of VANILLA SKY and DOMESTIC DISTURBANCE. For the six months, Features revenues increased principally due to higher foreign theatrical, foreign syndication and domestic pay television revenues. This increase in Features revenues was partially offset by lower foreign home video and domestic theatrical revenues. Theaters higher revenues for the quarter and six months were driven by higher average admission and concession prices. Publishing's increased revenues principally reflect increased sales in the Adult Publishing Group and Children's Division. Simon & Schuster's top-selling titles in the second quarter included "DADDY'S LITTLE GIRL" by Mary Higgins Clark and "THE SUMMERHOUSE" by Jude Deveraux. Parks revenues for the three and six months decreased principally due to lower attendance as a result of inclement spring and early summer weather and lower per capita spending.

For the three and six months ended June 30, 2002, Entertainment's operating income and EBITDA decreased slightly principally due to increased Features distribution costs driven by a higher number of theatrical releases offset by the revenue items noted above, cost reduction achieved by the renewal of a long-term DVD duplication agreement and lower Parks operating costs. Capital expenditures for Entertainment were $23.5 million and $44.7 million for the three and six months ended June 30, 2002, respectively, versus $8.3 million and $28.8 million for the same periods last year.

Effective January 1, 2002, the Company operates its consumer publishing business under this segment. Prior period segment information has been reclassified to conform to the new presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Video (Home videocassette, DVD and video game rental and retail operations)

	Three Months Ended June 30,			Six Months Ended June 30,
			Better/ (Worse)%			Better/ (Worse)%
	2002	2001		2002	2001
Revenues	$1,271.0	$1,226.0	4%	$2,597.0	$2,533.9	2%
Operating Income (OI)	$72.0	$16.2	NM	$191.4	$70.0	173%
OI Adjusted for SFAS 142	$72.0	$59.3	21%	$191.4	$156.8	22%
EBITDA	$128.9	$118.4	9%	$304.2	$278.9	9%

NM—Not meaningful

For the three and six months ended June 30, 2002, Video revenues increases were principally due to an increase in worldwide same store sales and in the number of company-operated stores from June 30, 2001 to June 30, 2002. For the quarter, worldwide same store sales, which includes rental and retail product, increased 3.9% primarily due to double-digit growth in sales of previously rented product and retail merchandise. These positive comparisons were partially offset by a decline of 2% domestic and 1% international rental revenues, which were impacted by the increased availability of titles for sale at retail outlets. For the six months ended June 30, 2002, worldwide same store sales increased 2.0%. Blockbuster's rental revenues are generated from the rental of VHS tapes, DVDs, video games and from any eventual sale of previously rented VHS tapes, DVDs and video games. Revenues generated from rental transactions include revenues received in connection with the initial rentals of product, as well as revenues received in connection with any continuation of such rentals past the initial rental period, as contemplated by its membership agreement. Including the impact from the items described above, Blockbuster's same store rental revenues increased 2% for the second quarter.

For the three and six months ended June 30, 2002, Video's higher operating income and EBITDA were driven by growth in same store sales and higher margin DVD rental revenues as a percentage of total rental revenues. Gross margin of 59.3% for the second quarter decreased slightly from 60.3% from the prior year quarter, primarily due to the decrease in revenues from DIRECTV and higher contributions from lower margin retail business.

Blockbuster ended the second quarter of 2002 with 8,138 company-owned and franchise stores, a net increase of 357 stores over the second quarter of 2001 of which 50 company-owned and 61 franchise stores were added in the second quarter of 2002. Capital expenditures for Video were $18.3 million and $32.2 million for the three and six months ended June 30, 2002 versus $11.4 million and $22.9 million for the same periods last year.

In April 2002, the Company acquired shares of Blockbuster's Class A common stock to maintain its ownership position at no less than 80% for tax consolidation purposes. Viacom currently owns approximately 81% of Blockbuster. Blockbuster's Class A common stock is quoted on the New York Stock Exchange under the symbol BBI.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Other Income and Expense Information

Corporate Expenses/Eliminations

Corporate expenses, including depreciation, decreased 13% to $42.9 million for the second quarter of 2002 versus the prior-year period and for the six months ended June 30, 2002, corporate expenses decreased 7% to $72.9 million. The decreases were principally due to effective cost containment measures.

Intersegment eliminations were $9.7 million for the three months ended June 30, 2002 versus $21.3 million for the prior-year period and $39.8 million for the six months ended June 30, 2002 versus $48.2 million for the same prior-year period. Eliminations principally reflect the profit elimination of television programming sales to cable networks and the sale of feature films to cable and broadcast networks and the video segment.

Residual Costs

Residual costs primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses. Residual costs increased 20% to $22.0 million for the second quarter of 2002 versus the prior-year period primarily due to a reduction in amortized actuarial gains for benefit plans of divested businesses. For the six month period ended June 30, 2002 residual costs increased 5% to $44.0 million from $41.8 million in the prior year period.

Depreciation and Amortization

For the three and six months ended June 30, 2002, depreciation and amortization decreased to $238.7 million and $468.1 million, respectively, as compared with $775.9 million and $1.52 billion, respectively, for the comparable periods in 2001. The decrease is due to the Company's adoption of SFAS 142 effective January 1, 2002.

Interest Expense

For the three and six months ended June 30, 2002, interest expense decreased 16% to $221.9 million and decreased 17% to $431.1 million, respectively. The Company had approximately $10.70 billion as of June 30, 2002 and $12.4 billion as of June 30, 2001 of principal amount of debt outstanding (including current maturities) at weighted average interest rates of 6.4% and 6.9%, respectively.

Interest Income

For the three and six months ended June 30, 2002 as compared to the prior-year periods, interest income decreased to $3.5 million from $8.0 million and $7.5 million from $19.4 million, respectively, due to lower cash balances and lower interest rates.

Other Items, Net

"Other items, net" reflect a net loss of $27.3 million for the second quarter and $18.3 million for the six months ended June 30, 2002 as compared to net earnings of $2.0 million and a net loss of $7.8 million for the second quarter and six months ended June 30, 2001. "Other items, net" for the second quarter of 2002 principally reflect losses associated with foreign exchange of $22.7 million, losses of $5.1 million associated with securitizing trade receivables partially offset by a net gain on the sale of assets. For the six months ended June 30, 2002, "Other items, net" principally reflect losses associated with foreign exchange of $27.0 million and losses of $10.1 million associated with securitizing trade receivables, partially offset by the recovery of certain advertising commitments of $11.1 million and a net gain on the sale and disposal of assets of $10.9 million. "Other items, net," for the three and six months of 2001 principally reflect gains and losses associated with foreign exchange and the sale of assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Provision for Income Taxes

The provision for income taxes represents federal, state and local and foreign income taxes on earnings before income taxes. The annual estimated effective tax rates were 40.5% for 2002 and 91.1% for 2001. The annual estimated effective tax rate for 2001 was adversely affected by amortization of intangibles in excess of the amount deductible for tax purposes. Excluding the non-deductible amortization of intangibles, the annual estimated effective tax rate would have been 41.6% for 2001.

Equity in Loss of Affiliated Companies, Net of Tax

"Equity in loss of affiliated companies, net of tax" was $3.7 million and $17.8 million for the three and six months ended June 30, 2002 as compared with $7.1 million and $34.2 million, respectively, for the comparable prior-year periods. The amounts in all periods presented principally reflect operating losses from international ventures and internet investments partially offset by positive results at Comedy Central.

Minority Interest, Net of Tax

Minority interest for the second quarter of 2002 primarily represents the minority ownership of Blockbuster common stock.

Cumulative Effect of Change in Accounting Principle, Net of Minority Interest and Tax

Effective January 1, 2002, the Company adopted SFAS 142 and recorded an after-tax non-cash charge of $1.48 billion, or $.84 per basic and $.83 per diluted share, as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the six months ended June 30, 2002.

Net Earnings (Loss)

For the reasons described above, the Company reported net earnings of $546.5 million for the second quarter of 2002 as compared to $16.7 million for the second quarter of 2001 and a net loss of $567.0 million for the six months ended June 30, 2002 versus net earnings of $9.4 million for the six months ended June 30, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Restructuring Charges

In the fourth quarter of 2001, MTVN announced a restructuring plan to reduce headcount in its domestic offices and close certain offices in Latin America, Europe and Asia. In connection with this plan, the Company recorded a restructuring charge of approximately $66.6 million in the fourth quarter of 2001. Included in the restructuring charge was severance of $58.3 million for the termination of approximately 450 employees worldwide and lease termination and other occupancy costs of $8.3 million for vacated office space in New York. In the second quarter of 2002, an incremental $7.8 million was accrued as additional lease termination costs based on a change in the initial estimate. As of June 30, 2002, the Company had paid and charged $41.9 million against the severance liability and $5.5 million against the lease termination liability. The Company expects to substantially utilize these reserves by the end of 2002.

In the fourth quarter of 2001, in connection with the Company's plan to integrate UPN with CBS Network operations, the Company recorded a restructuring charge of $52.8 million. The restructuring charge included programming write-offs of $29.6 million, approximately $15.0 million of employee-related costs, including severance, and lease termination and other costs of $8.2 million. The integration of UPN with CBS Network operations began in January 2002. The Company is eliminating approximately 50 positions and vacating space at 3 of UPN's offices. As of June 30, 2002, the Company had paid and charged approximately $8.2 million against the severance liability and $.9 million against the lease termination reserves. The Company expects to substantially use these reserves by the end of 2002.

In the second quarter of 2000, the Company recorded non-recurring merger-related charges of $698 million ($505 million after-tax or $.41 per share), associated with the integration of Viacom and CBS and the acquisition of UPN. These amounts included non-cash charges of $415 million principally attributable to compensation for stock options and $283 million of cash payments and accrued liabilities for severance, transaction fees and integration costs. As of June 30, 2002, the Company had paid and charged approximately $114 million for severance liabilities, $27 million for transaction fees and $73 million related to integration costs. The Company expects to substantially use these reserves by the end of 2003.

Financial Position

Current assets decreased to $6.79 billion at June 30, 2002 from $7.21 billion at December 31, 2001, primarily due to reductions in cash and receivables, partially offset by an increase in current inventory. The decrease in accounts receivable is primarily due to timing on collection of receivables from sales at the end of 2001. The allowance for doubtful accounts as a percentage of receivables was 9.2% at June 30, 2002 compared to 7.1% at December 31, 2001 reflecting additional reserves primarily for insolvent customers. Current inventory reflects increases in Video merchandise inventory of approximately $109 million to support Blockbuster's merchandising initiatives to increase its share of the retail market.

Net property and equipment decreased $163.5 million to $6.17 billion at June 30, 2002 from $6.34 billion at December 31, 2001 primarily reflecting depreciation expense of $416.8 million partially offset by capital expenditures of $204.5 million principally for outdoor advertising structures, video stores, construction of new park rides, and broadcasting equipment. Goodwill of $57.42 billion decreased by $1.69 billion from $59.11 billion at December 31, 2001, reflecting the write-off of goodwill related to Blockbuster as a result of the implementation of SFAS 142. Intangibles increased $562.9 million to $12.44 billion at June 30, 2002 from $11.88 billion at December 31, 2001, reflecting the addition of FCC licenses with the acquisition of KCAL-TV in May.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Current liabilities decreased to $7.12 billion at June 30, 2002 from $7.56 billion at December 31, 2001 primarily due to reductions in accrued expenses and accrued participations. Total debt, including current maturities, decreased $422.2 million to $10.70 billion at June 30, 2002 principally reflecting the use of cash from operations to reduce outstanding debt. Minority interest of $796.5 million at June 30, 2002 decreased $415.3 million from $1.21 billion at December 31, 2001 reflecting the minority interest impact of the change in accounting principle from the implementation of SFAS 142 and the acquisition of the minority interest in the Company's online music business.

Cash Flows

Operating Activities.    Net cash flow from operating activities of $1.61 billion for the six months ended June 30, 2002 principally reflects a net loss of $567.0 million adjusted for non-cash charges of $1.48 billion for the adoption of SFAS 142 and depreciation and amortization of $468.1 million. Cash flow from operations also reflects decreases in accrued expenses more than offset by decreases in receivables. Net cash flow from operating activities of $1.40 billion for the six months ended June 30, 2001 principally reflects net earnings of $9.4 million adjusted for depreciation and amortization expenses of $1.52 billion partially offset by investments in inventory and decreases in accounts payable and accrued expenses.

Investing Activities.    Net cash expenditures for investing activities of $915.3 million for the six months ended June 30, 2002 principally reflect capital expenditures of $204.5 million, additional investments of $35.6 million in affiliated companies and acquisitions of $698.2 million primarily reflecting the acquisition of KCAL-TV as well as other acquisitions of outdoor businesses and the minority interest of the Company's online music business and MTV Asia. These expenditures are partially offset by proceeds from dispositions of $13.1 million principally of fixed assets. In April 2002, the Company acquired shares of Blockbuster's Class A common stock for $8.9 million to maintain its ownership position at no less than 80% for tax consolidation purposes. This purchase of subsidiary stock is reflected as part of acquisitions. Net cash expenditures for investing activities of $715.8 million for the six months ended June 30, 2001 principally reflect the acquisition of BET and capital expenditures of $207.8 million partially offset by proceeds from dispositions of radio stations and other assets for approximately $230.4 million.

Financing Activities.    Financing activities of $772.1 million for the six months ended June 30, 2002 principally reflect the repayment of notes and debentures of $736.5 million, net repayment of bank debt of $415.6 million and the purchase of treasury stock for $506.4 million partially offset by proceeds from the issuance of senior notes of $696.4 million and from the exercise of stock options of $248.8 million. Financing activities of $757.4 million for the six months ended June 30, 2001 reflect the payment of bank debt and purchase of treasury stock partially offset by proceeds from the issuance of senior notes and debentures.

Cash paid for income taxes for the six months ended June 30, 2002 was approximately $314 million versus $183 million for the six months ended June 30, 2001. For full year 2001, cash paid for income taxes was favorably impacted by the one-time utilization of certain tax attributes primarily related to pre-merger related activities of CBS, the recognition of tax benefits associated with non-recurring items and the deferral of the obligation to make 2001 federal estimated tax payments until 2002 as a result of the events of September 11. As of June 30, 2002, given the higher operating income and the absence of the 2001 non-recurring items, cash taxes for the full year are expected to be in the range of approximately $800 million to $1.0 billion.

Share Repurchase Program    During the first half of 2002 on a trade date basis, the Company repurchased 11.1 million shares of its Class B Common Stock for approximately $493.5 million under its share repurchase program, of which $197.2 million was spent in the second quarter for 4.1 million shares. From July 1 through August 7, 2002, the Company repurchased 6.0 million shares of its Class B Common Stock for approximately $220.2 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Capital Structure

The following table sets forth the Company's long-term debt, net of current portion:

	At June 30, 2002	At December 31, 2001
Notes payable to banks	$590.2	$645.0
Commercial paper	745.3	1,104.3
Senior debt	9,150.5	9,187.5
Senior subordinated debt	53.3	50.8
Subordinated debentures	—	19.8
Other notes	11.6	16.2
Obligations under capital leases	440.5	452.0

Total Debt	10,991.4	11,475.6
Less current portion	337.4	299.0
Less discontinued operations debt (a)	290.9	352.9

Total Long-Term Debt	$10,363.1	$10,823.7

(a)
Included in "Other liabilities" on the consolidated balance sheets.

The senior, senior subordinated, and subordinated debt of each of Viacom Inc. and its wholly owned subsidiary, Viacom International Inc., is fully and unconditionally guaranteed by Viacom International Inc. and Viacom Inc., respectively.

The Company's long-term debt is presented net of an aggregate unamortized premium of $83.4 million at June 30, 2002 and $49.4 million at December 31, 2001.

At June 30, 2002, the Company was in compliance with the financial covenants contained in its credit agreements.

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

On May 6, 2002, the Company repurchased $7.5 million of the 7.875% debentures due 2023 at a price equal to 104.9% of the principal amount.

On June 15, 2002, $2.6 million of the 8.875% senior subordinated notes due 2007 were redeemed at a redemption price equal to 104.4% of the principal amount.

At June 30, 2002, the Company had borrowings under its $4.75 billion commercial paper program of approximately $745.3 million. Borrowings under the program have maturities of less than a year and are supported by unused revolving credit facilities.

At June 30, 2002, the Company had classified approximately $1.1 billion of commercial paper and other debt scheduled to mature within the next twelve months as long-term debt, reflecting its intent and ability, through the existence of unused revolving credit facilities, to refinance this debt on a long-term basis. Debt, including the current portion, as a percentage of total capitalization of the Company was 15% at both June 30, 2002 and December 31, 2001.

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

Viacom's outdoor advertising business has franchise rights entitling it to display advertising on media such as buses, taxis, trains, bus shelters, terminals, billboards, and phone kiosks. Under most of these franchise agreements, the franchiser is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment.

Other commitments of the Company, estimated to aggregate approximately $15.1 billion, are not reflected in the balance sheet as of June 30, 2002. These commitments include approximately $9.9 billion for the acquisition of sports programming rights, approximately $4.3 billion relating to television and feature film production and acquisitions and approximately $.9 billion for talent contracts. A majority of such fees are payable over several years, as part of the normal course of business.

Legal Matters

Antitrust.    The Company, Blockbuster and Paramount Home Entertainment and other major motion picture studios received a directed verdict in their favor at the close of the plaintiffs' evidence at trial in the lawsuit filed on July 21, 1999 in the United States District Court for the Western District of Texas by one former and three present independent video retailers. The plaintiffs alleged that the Company and the studios conspired among themselves and with Blockbuster to restrain competition in the nationwide market for distribution of videocassettes for rental to the public in violation of federal and California law. Plaintiffs sought injunctive relief under federal law as well as triple the amount of the alleged actual damages to themselves and those similarly situated under California statutes. Plaintiffs have filed an appeal to the Fifth Circuit Court of Appeals. In January 2001, plaintiffs filed a substantially similar complaint with approximately 200 additional named plaintiffs in Superior Court for the County of Los Angeles. This complaint also sought certification of a nationwide class of similarly situated plaintiffs. On January 8, 2002, the California court denied plaintiffs' motion for class certification. Plaintiffs have appealed such denial of class certification by the California court. The Company believes that the plaintiffs' position in these litigations is without merit and intends to continue to defend itself vigorously in the litigations.

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

Claims typically are both filed and settled in large groups, which makes the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. As of June 30, 2002, the Company had pending approximately 118,000 asbestos claims, as compared to approximately 129,700 as of June 30, 2001 and approximately 106,000 as of December 31, 2001. Of the claims pending as of June 30, 2002, approximately 86,600 were pending in state courts, approximately 22,400 in federal court and approximately 9,000 were third party claims. During the second quarter of 2002, the Company received approximately 9,700 new claims and closed approximately 6,600 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

Other.    The Company has amounts owed by an international licensee under a series of long-term licensing arrangements covering feature film and television product. The licensee is disputing its obligation to accept and to pay for a portion of this product under certain of these arrangements. The Company has brought suit to enforce its rights under those arrangements and strongly believes in the merits of its position. The licensee is attempting to reorganize under German insolvency law. As a result, the Company may be unable to recover some or all of amounts being sought in the litigation, as well as the undisputed

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

sums owing under these arrangements. The Company however, believes that the resolution of such matters will not have a material adverse effect on the Company's consolidated results of operations.

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

The Company's interest expense is exposed to movements in short-term rates. Swap agreements are used to modify this exposure. This includes both fixed to variable rate swaps, which are designated as fair value hedges and variable to fixed rate swaps, which are designated as cash flow hedges. As of June 30, 2002, if the swaps were unwound, we would receive approximately $30.3 million.

The effective portion of the change in fair value of cash flow hedges is reported in other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. During the next twelve months through June 2003, approximately $5.6 million will be amortized into earnings. The ineffective portion included in earnings was not material. The change in value of the fair value hedges and the hedged instruments is reported in earnings for the periods presented.

The variable rate portion of the Company's debt is affected by fluctuations in interest rates. Based on the amount of variable rate debt outstanding on June 30, 2002, a 100 basis point change in interest rates would cause a $25.2 million change in annual interest expense.

The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties. The Company's receivables do not represent significant concentrations of credit risk at June 30, 2002, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Related Parties

National Amusements, Inc. ("NAI") is a closely held corporation that beneficially owns approximately 68% of the Company's Class A Common Stock and approximately 11% of the Company's Class A Common Stock and Class B Common Stock on a combined basis at June 30, 2002. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board of Directors and Chief Executive Officer of the Company.

The Company owns a minority equity interest in Westwood One, Inc. ("Westwood One"). Most of Infinity's radio stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's radio programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and in certain instances, shares in revenue from the sale of Infinity's programming. In addition, certain employees of Infinity serve as officers of Westwood One for which the Company receives a management fee. Revenues from these arrangements were approximately $38.2 million and $28.2 million for the second quarter of 2002 and 2001, respectively, and $73.3 million for the six months ended June 30, 2002 and $46.0 million for the six months ended June 30, 2001.

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q, including "Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements: advertising market conditions generally; changes in the public acceptance of the Company's programming; changes in technology and its effect on competition in the Company's markets; changes in the Federal Communications laws and regulations; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company's businesses generally; and other factors described in the Company's filings made under the securities laws, including, among others, those set forth under the heading "Cautionary Statement Concerning Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2001. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not presently known. The forward-looking statements included in this document are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. The Company cannot make any assurance that projected results or events will be achieved.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Response to this is included in "Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition—Market Risk."

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company, Blockbuster and Paramount Home Entertainment and other major motion picture studios received a directed verdict in their favor at the close of the plaintiffs' evidence at trial in the lawsuit filed on July 21, 1999 in the United States District Court for the Western District of Texas. Plaintiffs have filed an appeal to the Fifth Circuit Court of Appeals. The lawsuit, as previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, included claims alleging conspiracy to restrain competition in the nationwide market for distribution of videocassettes for rental to the public in violation of federal and California law. A similar lawsuit is pending in California state court. In the California state court action, class certification has been denied, and the plaintiffs have appealed that ruling.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Viacom Inc. was held on May 22, 2002. The following matters were voted upon at the meeting: (i) the election of 18 directors; and (ii) the ratification of appointment of PricewaterhouseCoopers LLP to serve as independent accountants for the Company for fiscal 2002.

  (i)
  The entire nominated board of directors was elected and the votes cast for or withheld with respect to the election of each director were as follows:

Name	No. of Votes Cast For	No. of Votes Withheld
George S. Abrams	128,873,837	307,182
David R. Andelman	129,076,464	104,555
George H. Conrades	128,978,937	202,082
Philippe P. Dauman	129,041,617	139,402
William H. Gray III	129,077,941	103,078
Mel Karmazin	127,773,567	1,407,452
Jan Leschly	129,085,196	95,823
David T. McLaughlin	129,073,778	107,241
Ken Miller	128,935,100	245,919
Leslie Moonves	129,087,993	93,026
Brent D. Redstone	129,054,633	126,386
Shari Redstone	129,072,027	108,992
Sumner M. Redstone	127,779,158	1,401,861
Frederic V. Salerno	128,976,728	204,291
William Schwartz	128,972,323	208,696
Ivan Seidenberg	128,971,152	209,867
Patty Stonesifer	128,974,559	206,460
Robert D. Walter	128,979,571	201,448

  (ii)
  The votes cast for, against or abstaining, with respect to the ratification of the appointment of PricewaterhouseCoopers LLP to serve as independent accountants for the Company for fiscal 2002:

For:	Against:	Abstentions:
128,765,385	369,451	46,183

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.		Description of Document
(2)		Plan of Acquisition
	(a)	Amended and Restated Agreement and Plan of Merger, dated as of September 6, 1999, as amended and restated as of October 8, 1999 and as of November 23, 1999, among Viacom Inc., CBS Corporation and Viacom/CBS LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 initially filed by Viacom Inc. on October 7, 1999) (File No. 333-88613).
	(b)	Agreement and Plan of Merger, dated as of October 30, 2000, among Viacom Inc., IBC Merger Corp. and Infinity Broadcasting Corporation (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Viacom Inc. filed on October 31, 2000) (File No. 1-9553).
(3)		Articles of Incorporation and By-laws
	(a)	Restated Certificate of Incorporation of Viacom Inc. effective May 23, 2001 (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2001) (File No. 1-9553).
	(b)	Amended and Restated By-laws of Viacom Inc. effective May 4, 2000 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 initially filed by Viacom Inc. on October 7, 1999) (File No. 333-88613).
(4)		Instruments defining the rights of security holders, including indentures
	(a)	Specimen certificate representing Viacom Inc. Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 initially filed by Viacom Inc. on May 19, 1987) (File No. 33-13812).
	(b)	Specimen certificate representing Viacom Inc. Class B Common Stock (incorporated by reference to Exhibit 4(a) to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 1990) (File No. 1-9553).

Exhibit No.		Description of Document
	(c)	The instruments defining the rights of holders of the long-term debt securities of Viacom Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Viacom Inc. hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
(10)	Material Contracts
Amendment No. 2, dated as of May 7, 2002, among Blockbuster Inc. and the banks named therein (filed herewith), to the Credit Agreement, dated as of June 21, 1999, among Blockbuster Inc. and the banks named therein (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed by Blockbuster Inc.) (File No. 333-77899).
(12)		Statements Regarding Computation of Ratios (filed herewith)

(b) Reports on Form 8-K.

  Current Report on Form 8-K of Viacom Inc. filed on April 26, 2002, under Items 5 and 7, with respect to the April 25, 2002 issuance and sale of $700 million aggregate principal amount of Viacom's 5.625% senior notes due 2007.

  Current Report on Form 8-K of Viacom Inc. filed on May 16, 2002, under Item 5, with respect to the announcement by Viacom that, on May 15, 2002, it had completed its acquisition of the assets of KCAL-TV from Young Broadcasting Inc. for $650 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIACOM INC. (Registrant)
Date: August 14, 2002	/s/ RICHARD J. BRESSLER Richard J. Bressler Senior Executive Vice President Chief Financial Officer
Date: August 14, 2002	/s/ SUSAN C. GORDON Susan C. Gordon Vice President, Controller Chief Accounting Officer

Exhibit Index

Exhibit No.		Description of Document
(2)		Plan of Acquisition
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
(10)
Material Contracts

Amendment No. 2, dated as of May 7, 2002, among Blockbuster Inc. and the banks named therein (filed herewith), to the Credit Agreement, dated as of June 21, 1999, among Blockbuster Inc. and the banks named therein (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed by Blockbuster Inc.) (File No. 333-77899).
(12)		Statements Regarding Computation of Ratios (filed herewith)