Form 10-Q
period 2002-09-30
VIACOM INC
filed 2002-11-14
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

        Number of shares of Common Stock Outstanding at October 31, 2002:

          Class A Common Stock, par value $.01 per share—136,042,107

          Class B Common Stock, par value $.01 per share—1,625,053,863

VIACOM INC.

INDEX TO FORM 10-Q

		Page
	PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months ended September 30, 2002 and September 30, 2001	3
	Consolidated Balance Sheets at September 30, 2002 (Unaudited) and December 31, 2001	4
	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months ended September 30, 2002 and September 30, 2001	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition.	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	51
Item 4.	Controls and Procedures.	51
	PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K.	52

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenues	$6,306.5	$5,713.8	$17,828.2	$17,182.9

Expenses:
Operating	3,712.3	3,707.6	10,723.3	10,552.5
Selling, general and administrative	1,068.1	1,029.3	3,067.4	3,142.9
Depreciation and amortization	237.9	783.2	706.0	2,304.3

Total expenses	5,018.3	5,520.1	14,496.7	15,999.7

Operating income	1,288.2	193.7	3,331.5	1,183.2
Interest expense	(213.0)	(226.5)	(644.1)	(746.6)
Interest income	3.5	6.5	11.0	25.9
Other items, net	.3	(28.3)	(18.0)	(36.1)

Earnings (loss) before income taxes	1,079.0	(54.6)	2,680.4	426.4
Provision for income taxes	(412.3)	(169.4)	(1,060.9)	(607.6)
Equity in loss of affiliated companies, net of tax	(14.5)	(7.7)	(32.3)	(41.9)
Minority interest, net of tax	(11.9)	41.3	(33.0)	42.1

Net earnings (loss) before cumulative effect of change in accounting principle	640.3	(190.4)	1,554.2	(181.0)
Cumulative effect of change in accounting principle, net of minority interest and tax	—	—	(1,480.9)	—

Net earnings (loss)	$640.3	$(190.4)	$73.3	$(181.0)

Basic earnings (loss) per common share:
Net earnings (loss) before cumulative effect of change in accounting principle	$.37	$(.11)	$.89	$(.11)
Cumulative effect of change in accounting principle	$—	$—	$(.84)	$—
Net earnings (loss)	$.37	$(.11)	$.04	$(.11)

Diluted earnings (loss) per common share:
Net earnings (loss) before cumulative effect of change in accounting principle	$.36	$(.11)	$.87	$(.11)
Cumulative effect of change in accounting principle	$—	$—	$(.83)	$—
Net earnings (loss)	$.36	$(.11)	$.04	$(.11)

Weighted average number of common shares outstanding:
Basic	1,752.8	1,768.0	1,754.1	1,722.2
Diluted	1,770.3	1,768.0	1,776.9	1,722.2

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At September 30, 2002	At December 31, 2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$521.0	$727.4
Receivables, less allowances of $293.2 (2002) and $274.9 (2001)	3,390.8	3,581.8
Inventory (Note 3)	1,827.0	1,369.4
Other current assets	1,523.7	1,527.8

Total current assets	7,262.5	7,206.4

Property and equipment:
Land	752.3	752.7
Buildings	948.0	1,030.5
Capital leases	792.2	778.1
Advertising structures	2,111.3	2,074.5
Equipment and other	5,013.7	4,729.1

	9,617.5	9,364.9
Less accumulated depreciation and amortization	3,552.8	3,029.7

Net property and equipment	6,064.7	6,335.2

Inventory (Note 3)	3,939.3	3,884.9
Goodwill (Note 2)	57,517.7	59,109.0
Intangibles (Note 2)	12,420.7	11,881.1
Other assets	2,583.3	2,393.3

Total Assets	$89,788.2	$90,809.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$984.8	$945.0
Accrued expenses and other	3,732.7	4,158.6
Participants' share, residuals and royalties payable	1,244.4	1,309.4
Program rights	827.8	849.7
Current portion of long-term debt (Note 5)	357.3	299.0

Total current liabilities	7,147.0	7,561.7

Long-term debt (Note 5)	10,463.9	10,823.7
Other liabilities	8,791.9	8,495.9
Commitments and contingencies (Note 9)
Minority interest	815.9	1,211.8
Stockholders' Equity:
Class A Common Stock, par value $.01 per share; 750.0 shares authorized; 137.8 (2002) and 138.8 (2001) shares issued	1.4	1.4
Class B Common Stock, par value $.01 per share; 10,000.0 shares authorized; 1,712.3 (2002) and 1,697.0 (2001) shares issued	17.1	17.0
Additional paid-in capital	65,530.1	64,980.6
Retained earnings	1,281.6	1,208.3
Accumulated other comprehensive loss (Note 1)	(129.4)	(152.7)

	66,700.8	66,054.6
Less treasury stock, at cost; 1.4 (2002 and 2001) Class A shares and 97.2 (2002) and 77.9 (2001) Class B shares	4,131.3	3,337.8

Total stockholders' equity	62,569.5	62,716.8

Total Liabilities and Stockholders' Equity	$89,788.2	$90,809.9

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

Nine Months ended September 30,	2002	2001

Operating Activities:
Net earnings (loss)	$73.3	$(181.0)
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Cumulative effect of change in accounting principle, net of minority interest and tax	1,480.9	—
Video inventory charge	—	352.7
Depreciation and amortization	706.0	2,304.3
Equity in loss of affiliated companies, net of tax	32.3	41.9
Distributions from affiliated companies	25.4	46.3
Minority interest, net of tax	33.0	(42.1)
Change in assets and liabilities, net of effects of acquisitions	(397.3)	(576.6)

Net cash flow provided by operating activities	1,953.6	1,945.5

Investing Activities:
Acquisitions, net of cash acquired	(821.3)	(770.5)
Capital expenditures	(329.6)	(329.5)
Investments in and advances to affiliated companies	(51.4)	(54.6)
Purchases of short-term investments	(1.6)	(13.8)
Proceeds from sale of investments	14.4	53.9
Proceeds from dispositions	14.2	235.3

Net cash flow used for investing activities	(1,175.3)	(879.2)

Financing Activities:
Repayments to banks, including commercial paper, net	(682.3)	(3,620.6)
Net proceeds from issuance of senior notes and debentures	1,291.1	3,378.1
Payment of notes and debentures	(978.0)	(459.9)
Payment of capital lease obligations	(84.1)	(100.9)
Purchase of treasury stock	(826.7)	(829.2)
Proceeds from exercise of stock options	297.4	158.5
Other, net	(2.1)	(1.5)

Net cash flow used for financing activities	(984.7)	(1,475.5)

Net decrease in cash and cash equivalents	(206.4)	(409.2)
Cash and cash equivalents at beginning of period	727.4	934.5

Cash and cash equivalents at end of period	$521.0	$525.3

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Fair value of assets acquired	$827.2	$11,073.4
Fair value of liabilities assumed	(11.7)	(325.8)
Acquisition of minority interest	157.4	5,749.4
Cash paid, net of cash acquired	(821.3)	(770.5)

Impact on stockholders' equity	$151.6	$15,726.5

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Viacom Inc. together with its subsidiaries ("Viacom" or the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options only in the periods in which such effect would have been dilutive. For the three and nine months ended September 30, 2001, incremental shares of 26.0 million and 29.8 million, respectively, for the assumed exercise of stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

The table below presents a reconciliation of weighted average shares used in the calculations of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in millions)	2002	2001	2002	2001

Weighted average shares for basic EPS	1,752.8	1,768.0	1,754.1	1,722.2
Incremental shares for stock options	17.5	—	22.8	—

Weighted average shares for diluted EPS	1,770.3	1,768.0	1,776.9	1,722.2

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net earnings (loss)	$640.3	$(190.4)	$73.3	$(181.0)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(12.7)	23.5	31.4	(12.7)
Net unrealized loss on securities	(7.5)	(6.9)	(8.8)	(23.0)
Changes in fair value of cash flow hedges	1.0	(3.8)	.7	(4.8)

Total comprehensive income (loss)	$621.1	$(177.6)	$96.6	$(221.5)

Recent Pronouncements—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires, among other things, that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and provides specific criteria for the initial recognition of intangible assets apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized to earnings, but should instead be tested for impairment at least on an annual basis. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment. The Company determined that, with the exception of Blockbuster, none of the Company's reporting units had an impairment. The Company recorded in the first quarter of 2002 an impairment charge of approximately $1.5 billion related to Blockbuster's goodwill, as a cumulative effect of a change in accounting principle, net of minority interest and tax (see Note 2).

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 establishes an accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and replaces the provisions of Accounting Principles Board ("APB") Opinion No. 30 for the disposal of segments of a business. Long-lived assets classified as held for disposal as a result of activities that were initiated prior to adoption of SFAS 144 shall continue to be accounted for under the provisions of SFAS 121 or APB Opinion No. 30. The adoption of SFAS 144 did not have a material effect on the Company's financial statements.

2) GOODWILL AND OTHER INTANGIBLE ASSETS

The initial adoption of SFAS 142, effective January 1, 2002, required the Company to perform a fair-value based impairment test of goodwill and intangible assets with indefinite lives. The first step of the test examines whether or not the book values of the Company's reporting units exceed their fair values. The Company's reporting units are generally consistent with or one level below the operating segments underlying the segments identified in Note 7—Reportable Segments. As a result of such impairment tests completed in the first quarter of 2002, the Company determined that goodwill related to Blockbuster was impaired. The fair value of Blockbuster's goodwill was computed principally based upon the present value of future cash flows and the resulting impairment charge was $1.8 billion in

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

2) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

total or $1.5 billion, net of minority interest and tax. This methodology differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using Blockbuster's undiscounted cash flows to determine if goodwill was recoverable. In accordance with the transitional guidance provided by SFAS 142, as the impairment charge was related to the implementation of SFAS 142, the charge of $1.5 billion has been recorded as a cumulative effect of a change in accounting principle, net of minority interest and tax, in the Company's consolidated statement of operations for the nine months ended September 30, 2002.

Intangible assets subject to amortization at September 30, 2002 primarily consist of franchise and subscriber agreements that are being amortized over 5 to 40 years. Amortization expense for the three and nine months ended September 30, 2002 was $25.3 million and $76.5 million, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization to be approximately $100 million for each of the next five succeeding years. Amortization expense may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized.

The Company's intangible assets subject to amortization and related accumulated amortization were as follows:

	At September 30, 2002
	Gross	Accumulated Amortization	Net

Franchise agreements	$451.0	$(58.1)	$392.9
Subscriber agreements	372.5	(120.6)	251.9
Other intangible assets	244.3	(78.3)	166.0

Total	$1,067.8	$(257.0)	$810.8

	At December 31, 2001
	Gross	Accumulated Amortization	Net

Franchise agreements	$445.0	$(39.2)	$405.8
Subscriber agreements	372.5	(82.8)	289.7
Other intangible assets	235.2	(62.6)	172.6

Total	$1,052.7	$(184.6)	$868.1

FCC licenses valued at approximately $11.6 billion and $11.0 billion at September 30, 2002 and December 31, 2001, respectively, were recorded as intangible assets with indefinite lives and were not subject to amortization. The increase in FCC licenses from December 31, 2001 to September 30, 2002 resulted primarily from the KCAL-TV acquisition in May 2002.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

2) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The changes in the book value of goodwill, by segment, for the nine months ended September 30, 2002 are as follows:

	Cable Networks	Television	Infinity	Entertainment	Video	Total

Balance at January 1, 2002	$7,239.6	$13,371.0	$30,869.0	$2,020.8	$5,608.6	$59,109.0
Impairment charge	—	—	—	—	(1,817.0)	(1,817.0)
Acquisitions	139.1	34.4	0.2	—	7.3	181.0
Adjustments (a)	(8.0)	7.8	40.7	—	4.2	44.7

Balance at September 30, 2002	$7,370.7	$13,413.2	$30,909.9	$2,020.8	$3,803.1	$57,517.7

(a)
Adjustments primarily relate to the Company's purchase price allocation for the acquisition of BET, foreign currency translation adjustments and tax valuation allowances that resulted from the acquisition of the minority interest of Infinity.

The following table provides a reconciliation of the reported net loss and loss per share amounts for the three and nine months ended September 30, 2001 to adjusted net earnings and per share amounts that would have been reported had SFAS 142 been adopted as of January 1, 2001.

	Three Months Ended September 30, 2001	Earnings Per Share
		Basic	Diluted

Reported net loss	$(190.4)	$(.11)	$(.11)
Goodwill and intangible amortization, net of tax	555.8	.31	.31
Goodwill and intangible amortization included in loss of affiliated companies, net of tax	16.8	.01	.01
Minority interest portion of intangible amortization, net of tax	(7.7)	—	—

Adjusted net earnings	$374.5	$.21	$.21

	Nine Months Ended September 30, 2001	Earnings Per Share
		Basic	Diluted

Reported net loss	$(181.0)	$(.11)	$(.11)
Goodwill and intangible amortization, net of tax	1,406.0	.82	.80
Goodwill and intangible amortization included in loss of affiliated companies, net of tax	50.3	.03	.03
Minority interest portion of intangible amortization, net of tax	(23.1)	(.01)	(.01)

Adjusted net earnings	$1,252.2	$.73	$.71

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

3) INVENTORY

	At September 30, 2002	At December 31, 2001

Theatrical and television inventory:
Theatrical:
Released (including acquired film libraries)	$465.9	$510.3
Completed, not released	107.6	.9
In process and other	495.6	398.7
Television:
Released (including acquired film libraries)	832.8	998.3
In process and other	191.8	158.4
Program rights	2,648.8	2,416.4

	4,742.5	4,483.0
Less current portion	1,232.4	1,003.2

	3,510.1	3,479.8

Merchandise inventory	484.0	261.4
Rental inventory	370.5	331.3
Publishing, primarily finished goods	75.4	71.2
Other	93.9	107.4

	1,023.8	771.3
Less current portion	594.6	366.2

	429.2	405.1

Total Current Inventory	$1,827.0	$1,369.4
Total Non-Current Inventory	$3,939.3	$3,884.9

At September 30, 2002, theatrical inventory completed, but not released, increased by $106.7 million from December 31, 2001, principally due to the scheduled timing of the release of completed feature films. Merchandise inventory increased $222.6 million to $484.0 million at September 30, 2002 in order to support Blockbuster's initiatives to focus on the retail movie and game business.

4) RESTRUCTURING AND SPECIAL ITEM CHARGES

In the fourth quarter of 2001, MTV Networks announced a restructuring plan to reduce headcount in its domestic and foreign offices and close certain offices in Latin America, Europe and Asia. Having met the conditions required by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" ("EITF 94-3"), the Company recorded a restructuring charge of approximately $66.6 million in selling, general and administrative expenses in the fourth quarter of 2001. Included in the restructuring charge was severance of $58.3 million for the termination of 449 domestic staff employees, 26 information systems employees and 151 employees in Latin America, Europe and Asia across various levels and departments including sales and marketing, production, development, finance, online and creative services. The reserve also included lease termination and other occupancy costs of $8.3 million for vacated office space in New York. For the nine months ended September 30, 2002, an incremental $8.3 million was accrued as additional lease termination costs based on a revision to the initial estimate. As of September 30, 2002,

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

4) RESTRUCTURING AND SPECIAL ITEM CHARGES (Continued)

all employees under the plan were terminated and the Company had paid and charged $43.8 million against the severance liability of which $11.4 million was paid and charged during 2001. As of September 30, 2002, $7.4 million was paid and charged against the lease termination liability and no payments were made against the lease termination liability in 2001. The Company expects to substantially utilize these reserves by the end of 2002; however, severance and lease payments will continue into 2003 since certain employees will be paid out over the terms of their employment contracts and lease payments will continue to be paid in accordance with the terms of the lease.

In the fourth quarter of 2001, in connection with the Company's plan to integrate United Paramount Network ("UPN") with CBS Network operations and, having met the conditions required by EITF 94-3, the Company recorded a restructuring charge of $52.8 million. The restructuring charge included programming write-offs of $29.6 million and approximately $15.0 million of employee-related costs, including severance, for the termination of 38 employees across various levels and departments including corporate, finance and administration, sales and marketing and affiliate relations. The reserve also included lease termination and other costs of $8.2 million for vacated space at three of UPN's offices. The integration of UPN with CBS Network operations began in January 2002. During the third quarter of 2002, liabilities for lease termination and other costs of $5.1 million were released and an additional $5.1 million reserve was recorded for programming write-offs. As of September 30, 2002, the Company had paid and charged approximately $9.4 million against the severance liability associated with the termination of the employees and $1.2 million against lease termination and other costs. There were no payments charged against the reserve in 2001. The Company expects to substantially use these reserves by the end of 2002; however, severance payments will continue into 2003 since certain employees will be paid out over the terms of their employment contracts.

In the second quarter of 2000, the Company recorded non-recurring merger-related charges of $698.5 million ($504.5 million after-tax or $.41 per share), associated with the integration of Viacom and CBS and the acquisition of UPN. These amounts included non-cash charges of $415.5 million principally attributable to compensation for stock options and $283.0 million of cash payments and accrued liabilities for severance, transaction fees and integration costs. For the nine months ended September 30, 2002, the Company paid and charged approximately $10.1 million for severance liabilities, $14.1 million for transaction fees and $7.6 million for integration costs. For the year ended December 31, 2001, the Company paid and charged $17.0 million for severance liabilities, $.4 million for transaction fees and $63.0 million for integration costs. As of September 30, 2002, the Company had paid and charged approximately $119.1 million for severance liabilities, $41.0 million for transaction fees and $76.7 million related to integration costs. The Company expects to substantially use these reserves by the end of 2003.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

4) RESTRUCTURING AND SPECIAL ITEM CHARGES (Continued)

The following table summarizes the activity for merger-related and restructuring charges discussed above:

	Viacom/CBS Merger-Related Charges	MTVN Restructuring Charge	UPN Restructuring Charge	Total

Initial charge	$698.5	$66.6	$52.8	$817.9
Cash payments	(236.8)	(51.2)	(10.6)	(298.6)
Non-cash charges	(415.5)	—	(34.7)	(450.2)
Revision to initial estimate	—	8.3	—	8.3

Balance at September 30, 2002	$46.2	$23.7	$7.5	$77.4

Blockbuster 2001 Special Item Charges

During the third quarter of 2001, Blockbuster executed a strategic re-merchandising plan to allow for an expansion of store space for DVD and other strategic product offerings. In connection with its plan, Blockbuster eliminated approximately 30% of its rental VHS library in its stores, certain VHS merchandise inventory primarily located in its distribution center, and certain games from its rental library in its stores, and reorganized several of its corporate departments. The cost of the eliminated inventory, net of any estimated proceeds, resulted in primarily non-cash charges of approximately $209.8 million to operating expenses in the third quarter of 2001. During the fourth quarter of 2001, the Company recorded a reduction to operating expenses of $13.9 million relating to a change in the initial estimates. Blockbuster also recorded charges of approximately $13.2 million and $13.7 million in selling, general and administrative expenses during the third quarter and fourth quarter of 2001, respectively, primarily related to employee, labor and supply, and disposal costs to execute the plan. Additionally, $2.6 million was charged to depreciation expense for the write off of fixed assets. During the third quarter and fourth quarter of 2001, $1.1 million and $.8 million, respectively, were charged below operating income to equity in loss of affiliated companies for the adoption of a similar re-merchandising plan at one of Blockbuster's joint venture operations. The plan was completed by the end of 2001 through the destruction or sale of the identified items.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

4) RESTRUCTURING AND SPECIAL ITEM CHARGES (Continued)

Also, during the third quarter of 2001, Blockbuster recorded approximately $27.6 million in selling, general and administrative expenses related to two outstanding lawsuits.

The amounts described above, and including the $102.1 million and $39.6 million recorded in the third quarter and fourth quarter of 2001, respectively, as the change in accounting estimates for rental inventory, represented the 2001 pre-tax Video charge of approximately $356.4 million as of September 30, 2001 and $396.6 million as of December 31, 2001.

5) LONG-TERM DEBT

	At September 30, 2002	At December 31, 2001

Notes payable to banks	$517.5	$645.0
Commercial paper	551.3	1,104.3
Senior debt (5.625%-8.875% due 2002-2051)	9,569.3	9,187.5
Senior subordinated debt (8.875% due 2007; 10.50% due 2009)	52.8	50.8
Subordinated debentures (11.375% due 2009)	—	19.8
Other notes	9.5	16.2
Obligations under capital leases	411.7	452.0

Total Debt	11,112.1	11,475.6
Less current portion	357.3	299.0
Less discontinued operations debt (a)	290.9	352.9

Total Long-Term Debt	$10,463.9	$10,823.7

(a)
Included in "Other liabilities" on the consolidated balance sheets.

The senior, senior subordinated, and subordinated debt of each of Viacom Inc. and its wholly owned subsidiary, Viacom International Inc. ("Viacom International"), is fully and unconditionally guaranteed by Viacom International and Viacom Inc., respectively. The senior debt and senior subordinated debt of the Company's wholly owned subsidiaries, CBS Broadcasting Inc. and Go Outdoor Systems Holdings S.A., respectively, are not guaranteed by Viacom Inc. nor Viacom International; the aggregate outstanding amount of such debt at September 30, 2002 was approximately $105 million.

The Company's long-term debt presented above includes, for the periods ending September 30, 2002 and December 31, 2001, respectively, (i) an aggregate unamortized premium of $50.2 million and $49.4 million and (ii) the change in the carrying value of the debt relating to fair value swaps of $94.6 million and $2.8 million.

As of September 30, 2002, the Company had unused revolving credit facilities of $3.96 billion in the aggregate. The primary purpose of the facilities is to support commercial paper borrowings. At September 30, 2002, the Company had borrowings of $551.3 million under its $4.75 billion commercial paper program. Borrowings under the program have maturities of less than a year.

As of September 30, 2002, the Company had classified approximately $1.2 billion of commercial paper and other debt scheduled to mature within the next twelve months as long-term debt, reflecting its intent and ability, through the existence of unused revolving credit facilities, to refinance this debt on a long-term basis.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

5) LONG-TERM DEBT (Continued)

For the nine months ended September 30, 2002, the following debt issuances, maturities and redemptions occurred:

Debt Issuances

  April 25, 2002, $700.0 million 5.625% senior notes due 2007; interest on notes will be paid semi-annually
  August 28, 2002, $600.0 million 5.625% senior notes due 2012; interest on notes will be paid semi-annually

Debt Maturities

  January 1, 2002, 7.625% senior notes, $143.0 million
  January 15, 2002, 7.50% senior notes, $250.0 million
  June 15, 2002, 8.375% senior notes, $321.8 million

Debt Redemptions

  January 15, 2002, $18.7 million 11.375% subordinated exchange debentures due 2009 at 105.7% of principal
  June 1, 2002, $31.1 million 8.875% senior debentures due 2022 at 104.4% of principal
  June 15, 2002, $2.6 million 8.875% senior subordinated notes due 2007 at 104.4% of principal
  August 1, 2002, $239.5 million 8.25% senior debentures due 2022 at 103.5% of principal

For the nine months ended September 30, 2002, the Company repurchased approximately $26 million of its senior debt.

Accounts Receivable Securitization Programs

As of September 30, 2002, the Company had an aggregate of $828.3 million outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable and debt on the Company's consolidated balance sheet. The Company enters into these arrangements because they provide a cost-efficient form of financing and an additional source of liquidity. Proceeds from these programs were used to reduce outstanding borrowings. The Company is required to maintain certain ratios in connection with these programs. As of September 30, 2002, the Company was in compliance with the required ratios under the receivable securitization programs.

6) SHARE PURCHASE PROGRAM

For the nine months ended September 30, 2002, on a trade date basis, the Company purchased approximately 19.7 million shares of its Class B Common Stock for approximately $813.4 million under its stock purchase program, of which $319.9 million was spent in the third quarter for 8.6 million shares. As of September 30, 2002, there was approximately $210.2 million remaining under the current $2.0 billion purchase program. On October 10, 2002, the Company's board of directors approved a new purchase program to buy back up to $3.0 billion of the Company's common stock.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

7) REPORTABLE SEGMENTS

The Company operates in five segments: (i) Cable Networks, (ii) Television, (iii) Infinity, (iv) Entertainment and (v) Video. Effective January 1, 2002, the Company operates its consumer publishing business, which was previously reported as the Publishing segment, under the Entertainment segment. Prior period segment information has been reclassified to conform to the new presentation.

The following tables set forth the Company's financial performance by reportable segment. Intercompany revenues are recorded at fair market value as if the sales were to third parties and are eliminated in consolidation. Intercompany revenue eliminations for the three and nine months ended September 30, 2002 were principally associated with the Entertainment, Television and Cable segments. For the three months ended September 30, 2002, Entertainment's revenue eliminations were $108.1 million, Television's were $43.5 million and Cable Networks' were $13.8 million. For the nine months ended September 30, 2002, Entertainment's revenue eliminations were $261.2 million, Television's were $113.6 million and Cable Networks' were $41.2 million. For the 2001 periods, substantially all of the intercompany revenue eliminations were from the Entertainment segment. For the three and nine months ended September 30, 2001, Entertainment's revenue eliminations were approximately $93.7 million and $300.8 million, respectively. For all periods presented, intercompany profit eliminations are primarily comprised of television programming sales to cable networks, and the sale of feature films to cable and broadcast networks and the Video segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenues:
Cable Networks	$1,243.9	$1,096.6	$3,380.1	$3,141.0
Television	1,810.1	1,585.2	5,366.9	5,242.4
Infinity	968.2	910.3	2,756.3	2,731.3
Entertainment	1,058.6	980.4	2,744.4	2,619.7
Video	1,386.5	1,264.7	3,983.5	3,798.6
Intercompany eliminations	(160.8)	(123.4)	(403.0)	(350.1)

Total Revenues	$6,306.5	$5,713.8	$17,828.2	$17,182.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Operating Income:
Cable Networks	$510.8	$363.1	$1,238.8	$894.9
Television	313.8	78.1	881.3	359.8
Infinity	322.0	60.9	887.7	218.9
Entertainment	137.0	69.0	284.4	185.1
Video	80.0	(317.5)	271.4	(247.5)

Segment Operating Income	1,363.6	253.6	3,563.6	1,411.2

Corporate expenses/eliminations	(53.3)	(38.9)	(166.0)	(165.2)
Residual costs (a)	(22.1)	(21.0)	(66.1)	(62.8)

Total Operating Income	$1,288.2	$193.7	$3,331.5	$1,183.2

(a)
Primarily includes pension and post-retirement benefit costs for benefit plans retained by the Company for previously divested businesses.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

7) REPORTABLE SEGMENTS (Continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

EBITDA:
Cable Networks	$556.8	$470.2	$1,382.5	$1,218.3
Television	348.7	282.6	985.5	958.1
Infinity	380.6	373.1	1,063.8	1,132.6
Entertainment	167.8	115.2	374.5	322.4
Video	142.0	(210.4)	446.2	68.5

Segment EBITDA	1,595.9	1,030.7	4,252.5	3,699.9

Reconciliation to Operating Income:
Corporate expenses/eliminations	(47.7)	(32.8)	(148.9)	(149.6)
Residual costs (a)	(22.1)	(21.0)	(66.1)	(62.8)
Depreciation and amortization	(237.9)	(783.2)	(706.0)	(2,304.3)

Total Operating Income	$1,288.2	$193.7	$3,331.5	$1,183.2

(a)
Primarily includes pension and post-retirement benefit costs for benefit plans retained by the Company for previously divested businesses.

	At September 30, 2002	At December 31, 2001

Total Assets:
Cable Networks	$11,611.4	$11,318.3
Television	25,793.3	25,202.5
Infinity	39,808.8	39,833.0
Entertainment	6,024.4	5,865.2
Video	5,908.8	7,642.8

Segment total	89,146.7	89,861.8
Corporate	1,988.7	2,164.1
Eliminations	(1,347.2)	(1,216.0)

Total Assets	$89,788.2	$90,809.9

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

8) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and local and foreign income taxes on earnings before income taxes. The annual effective tax rate has decreased from 40.5% as of June 30, 2002 to 39.6% as of September 30, 2002, principally due to the release of a valuation allowance for certain tax benefits which are currently expected to be realized, and certain other changes in estimates. This reduction of the annual effective tax rate resulted in a third quarter rate of 38.2%. The annual estimated effective tax rate of 97.8% for 2001, excluding the 2001 Video charge, was adversely affected by amortization of intangibles in excess of the amount deductible for tax purposes. Excluding the non-deductible amortization of intangibles, including goodwill, the annual estimated effective tax rate would have been 41.6% for 2001.

9) COMMITMENTS AND CONTINGENCIES

The Company has long-term noncancelable operating lease commitments for retail and office space and equipment, transponders, studio facilities and vehicles. The Company has also entered into capital leases for satellite transponders and buildings.

Viacom's outdoor advertising business has franchise rights entitling it to display advertising on media such as buses, trains, bus shelters, terminals, billboards, and phone kiosks. Under most of these franchise agreements, the franchiser is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment.

As of September 30, 2002, other commitments of the Company not reflected on the balance sheet are estimated to aggregate approximately $15.5 billion. These commitments include approximately $9.6 billion for the acquisition of sports programming rights, approximately $4.9 billion relating to television, radio and feature film production and acquisitions and approximately $1.0 billion for talent contracts. A majority of such fees are payable over several years, as part of the normal course of business.

Guarantees

The Company owns a 50% equity interest in United Cinemas International ("UCI") which operates movie theaters in Europe, Latin America and Asia. As of September 30, 2002, the Company guaranteed approximately $256.0 million of UCI's debt obligations and $156.3 million of theater leases. The debt obligation was entered into in December 2000 and is payable in full by UCI in December 2002. The Company is obligated to pay this amount in full if UCI does not make the payment. The Company also owns a 50% interest in Grauman's Theatres LLC and guarantees certain theater leases for approximately $15.2 million. The above lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of September 30, 2002.

The Company is also subject to certain off-balance sheet lease guarantees related to the divestitures of certain businesses. The Company estimates these guarantees to be less than $100 million at September 30, 2002.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

9) COMMITMENTS AND CONTINGENCIES (Continued)

Legal Matters

Antitrust.    The Company, Blockbuster and Paramount Home Entertainment and other major motion picture studios received a directed verdict in their favor at the close of the plaintiffs' evidence at trial in the lawsuit filed on July 21, 1999 in the United States District Court for the Western District of Texas by one former and three present independent video retailers. The plaintiffs alleged that the Company and the studios conspired among themselves and with Blockbuster to restrain competition in the nationwide market for distribution of videocassettes for rental to the public in violation of federal and California law. Plaintiffs sought injunctive relief under federal law as well as triple the amount of the alleged actual damages to themselves and those similarly situated under California statutes. Plaintiffs have filed an appeal to the Fifth Circuit Court of Appeals. In January 2001, plaintiffs filed a substantially similar complaint with approximately 200 additional named plaintiffs in Superior Court for the County of Los Angeles. This complaint also sought certification of a nationwide class of similarly situated plaintiffs. On January 8, 2002, the California court denied plaintiffs' motion for class certification. Plaintiffs have appealed such denial of class certification by the California court. The Company and the other defendants have filed a motion for summary judgment with the Superior Court for the County of Los Angeles. The Company believes that the plaintiffs' position in these litigations is without merit and intends to continue to defend itself vigorously in the litigations.

Asbestos and Environmental.    The Company is a defendant in lawsuits claiming various asbestos-related personal injuries, which allegedly occurred as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of lawsuits, the plaintiffs have not identified which of the Company's products is the basis of a claim. Claims against the Company in which a product has been identified principally relate to exposures allegedly caused by asbestos- containing insulating material in turbines sold for power-generation, industrial and marine use, or by asbestos-containing grades of decorative micarta, a laminate used in commercial ships.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

9) COMMITMENTS AND CONTINGENCIES (Continued)

Claims typically are both filed and settled in large groups, which makes the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. As of September 30, 2002, the Company had pending approximately 125,600 asbestos claims, as compared to approximately 129,900 as of September 30, 2001 and approximately 106,000 as of December 31, 2001. Of the claims pending as of September 30, 2002, approximately 93,800 were pending in state courts, approximately 22,400 in federal court and approximately 9,400 were third party claims. During the third quarter of 2002, the Company received approximately 11,000 new claims and closed approximately 3,300 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

Litigation is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that all of the above-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows.

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

	Three Months Ended September 30, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$80.9	$754.6	$5,505.4	$(34.4)	$6,306.5

Expenses:
Operating	33.3	220.5	3,496.8	(38.3)	3,712.3
Selling, general and administrative	35.6	188.6	844.5	(0.6)	1,068.1
Depreciation and amortization	2.6	21.5	213.8	—	237.9

Total expenses	71.5	430.6	4,555.1	(38.9)	5,018.3

Operating income	9.4	324.0	950.3	4.5	1,288.2
Other income (expense):
Interest expense, net	(153.2)	(17.1)	(39.2)	—	(209.5)
Other items, net	(2.6)	11.9	(8.9)	(0.1)	0.3

Earnings (loss) before income taxes	(146.4)	318.8	902.2	4.4	1,079.0
Benefit (provision) for income taxes	56.4	(130.5)	(338.2)	—	(412.3)
Equity in earnings (loss) of affiliated companies, net of tax	730.3	203.8	(28.5)	(920.1)	(14.5)
Minority interest, net of tax	—	—	(11.9)	—	(11.9)

Net earnings	$640.3	$392.1	$523.6	$(915.7)	$640.3

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

10) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$239.1	$1,941.1	$15,744.6	$(96.6)	$17,828.2

Expenses:
Operating	97.1	614.8	10,082.2	(70.8)	10,723.3
Selling, general and administrative	108.3	533.1	2,432.1	(6.1)	3,067.4
Depreciation and amortization	8.1	69.8	628.1	—	706.0

Total expenses	213.5	1,217.7	13,142.4	(76.9)	14,496.7

Operating income	25.6	723.4	2,602.2	(19.7)	3,331.5
Other income (expense):
Interest expense, net	(466.3)	(28.9)	(137.9)	—	(633.1)
Other items, net	(15.1)	8.9	(11.3)	(0.5)	(18.0)

Earnings (loss) before income taxes	(455.8)	703.4	2,453.0	(20.2)	2,680.4
Benefit (provision) for income taxes	181.4	(287.0)	(955.3)	—	(1,060.9)
Equity in earnings (loss) of affiliated companies, net of tax	347.7	(1,016.2)	(53.5)	689.7	(32.3)
Minority interest, net of tax	—	—	(33.0)	—	(33.0)

Net earnings (loss) before cumulative effect of change in accounting principle	73.3	(599.8)	1,411.2	669.5	1,554.2
Cumulative effect of change in accounting principle, net of minority interest and tax	—	—	(1,480.9)	—	(1,480.9)

Net earnings (loss)	$73.3	$(599.8)	$(69.7)	$669.5	$73.3

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

10) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2001
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$65.9	$652.9	$5,021.4	$(26.4)	$5,713.8

Expenses:
Operating	33.6	195.3	3,508.1	(29.4)	3,707.6
Selling, general and administrative	31.3	172.8	825.2	—	1,029.3
Depreciation and amortization	4.2	138.8	640.2	—	783.2

Total expenses	69.1	506.9	4,973.5	(29.4)	5,520.1

Operating income (loss)	(3.2)	146.0	47.9	3.0	193.7
Other income (expense):
Interest expense, net	(172.5)	(1.4)	(46.1)	—	(220.0)
Other items, net	(5.3)	(13.6)	(9.4)	—	(28.3)

Earnings (loss) before income taxes	(181.0)	131.0	(7.6)	3.0	(54.6)
Provision for income taxes	(55.5)	(59.1)	(54.8)	—	(169.4)
Equity in earnings (loss) of affiliated companies, net of tax	46.1	(95.4)	(20.0)	61.6	(7.7)
Minority interest, net of tax	—	2.2	39.1	—	41.3

Net loss	$(190.4)	$(21.3)	$(43.3)	$64.6	$(190.4)

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

10) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2001
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$225.6	$1,832.1	$15,167.9	$(42.7)	$17,182.9

Expenses:
Operating	99.9	592.9	9,896.4	(36.7)	10,552.5
Selling, general and administrative	98.3	533.4	2,511.2	—	3,142.9
Depreciation and amortization	12.2	232.7	2,059.4	—	2,304.3

Total expenses	210.4	1,359.0	14,467.0	(36.7)	15,999.7

Operating income	15.2	473.1	700.9	(6.0)	1,183.2
Other income (expense):
Interest expense, net	(533.4)	(26.3)	(161.0)	—	(720.7)
Other items, net	(10.6)	(2.6)	(22.9)	—	(36.1)

Earnings (loss) before income taxes	(528.8)	444.2	517.0	(6.0)	426.4
Benefit (provision) for income taxes	213.6	(198.1)	(623.1)	—	(607.6)
Equity in earnings (loss) of affiliated companies, net of tax	134.2	26.5	(56.8)	(145.8)	(41.9)
Minority interest, net of tax	—	7.4	34.7	—	42.1

Net earnings (loss)	$(181.0)	$280.0	$(128.2)	$(151.8)	$(181.0)

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	At September 30, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Assets
Cash and cash equivalents	$78.1	$92.7	$350.2	$—	$521.0
Receivables, net	62.5	476.0	3,031.9	(179.6)	3,390.8
Inventory	9.3	330.1	1,489.1	(1.5)	1,827.0
Other current assets	93.2	385.8	1,044.7	—	1,523.7

Total current assets	243.1	1,284.6	5,915.9	(181.1)	7,262.5

Property and equipment	89.0	1,071.8	8,456.7	—	9,617.5
Less accumulated depreciation and amortization	17.5	439.3	3,096.0	—	3,552.8

Net property and equipment	71.5	632.5	5,360.7	—	6,064.7

Inventory	14.2	605.6	3,498.2	(178.7)	3,939.3
Goodwill	116.4	190.0	57,211.3	—	57,517.7
Intangibles	141.6	2.1	12,277.0	—	12,420.7
Investments in consolidated subsidiaries	65,214.2	13,913.6	—	(79,127.8)	—
Other assets	229.7	1,109.6	1,600.2	(356.2)	2,583.3

Total Assets	$66,030.7	$17,738.0	$85,863.3	$(79,843.8)	$89,788.2

Liabilities and Stockholders' Equity
Accounts payable	$5.6	$35.6	$947.5	$(3.9)	$984.8
Accrued expenses and other	61.4	1,779.2	2,878.2	(158.3)	4,560.5
Participants' share, residuals and royalties payable	—	18.4	1,253.1	(27.1)	1,244.4
Current portion of long-term debt	—	14.1	343.2	—	357.3

Total current liabilities	67.0	1,847.3	5,422.0	(189.3)	7,147.0

Long-term debt	9,680.0	214.3	623.3	(53.7)	10,463.9
Other liabilities	(10,506.4)	4,067.1	11,582.2	3,649.0	8,791.9
Minority interest	—	—	815.9	—	815.9
Stockholders' Equity:
Preferred Stock	—	106.1	21.4	(127.5)	—
Common Stock	18.5	185.7	758.5	(944.2)	18.5
Additional paid-in capital	65,530.1	6,553.9	67,431.3	(73,985.2)	65,530.1
Retained earnings (deficit)	5,372.8	4,753.2	(651.5)	(8,192.9)	1,281.6
Accumulated other comprehensive income (loss)	—	10.4	(139.8)	—	(129.4)

	70,921.4	11,609.3	67,419.9	(83,249.8)	66,700.8
Less treasury stock, at cost	4,131.3	—	—	—	4,131.3

Total stockholders' equity	66,790.1	11,609.3	67,419.9	(83,249.8)	62,569.5

Total Liabilities and Stockholders' Equity	$66,030.7	$17,738.0	$85,863.3	$(79,843.8)	$89,788.2

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

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(555.6)	$338.8	$2,170.4	$—	$1,953.6

Investing Activities:
Acquisitions, net of cash acquired	—	(144.4)	(676.9)	—	(821.3)
Capital expenditures	—	(55.1)	(274.5)	—	(329.6)
Investments in and advances to affiliated companies	—	(40.9)	(10.5)	—	(51.4)
Purchases of short-term investments	—	(1.6)	—	—	(1.6)
Proceeds from sale of investments	—	5.6	8.8	—	14.4
Proceeds from dispositions	—	—	14.2	—	14.2

Net cash flow used for investing activities	—	(236.4)	(938.9)	—	(1,175.3)

Financing Activities:
Repayments to banks, including commercial paper, net	(583.7)	—	(98.6)	—	(682.3)
Net proceeds from issuance of senior notes and debentures	1,291.1	—	—	—	1,291.1
Payment of notes and debentures	(459.4)	(489.5)	(29.1)	—	(978.0)
Payment of capital lease obligations	—	(8.3)	(75.8)	—	(84.1)
Purchase of treasury stock	(826.7)	—	—	—	(826.7)
Increase (decrease) in intercompany payables	584.8	485.4	(1,070.2)	—	—
Proceeds from exercise of stock options	259.9	—	37.5	—	297.4
Other, net	—	—	(2.1)	—	(2.1)

Net cash flow provided by (used for) financing activities	266.0	(12.4)	(1,238.3)		(984.7)

Net (decrease) increase in cash and cash equivalents	(289.6)	90.0	(6.8)	—	(206.4)
Cash and cash equivalents at beginning of period	367.7	2.7	357.0	—	727.4

Cash and cash equivalents at end of period	$78.1	$92.7	$350.2	$—	$521.0

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30, 2001
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(533.4)	$107.3	$2,371.6	$—	$1,945.5

Investing Activities:
Acquisitions, net of cash acquired	—	—	(770.5)	—	(770.5)
Capital expenditures	—	(90.9)	(238.6)	—	(329.5)
Investments in and advances to affiliated companies	—	(37.5)	(17.1)	—	(54.6)
Purchases of short term-investments	—	(13.8)	—	—	(13.8)
Proceeds from sale of investments	—	53.8	.1	—	53.9
Proceeds from dispositions	—	—	235.3	—	235.3

Net cash flow used for investing activities	—	(88.4)	(790.8)	—	(879.2)

Financing Activities:
Repayments to banks, including commercial paper, net	(951.3)	(100.0)	(2,569.3)	—	(3,620.6)
Net proceeds from issuance of senior notes and debentures	3,372.3	—	5.8	—	3,378.1
Payment of notes and debentures	(23.5)	—	(436.4)	—	(459.9)
Payment of capital lease obligations	—	(8.8)	(92.1)	—	(100.9)
Purchase of treasury stock	(829.2)	—	—	—	(829.2)
Proceeds from exercise of stock options	158.5	—	—	—	158.5
Increase (decrease) in intercompany payables	(1,260.8)	(112.4)	1,373.2	—	—
Other, net	(1.5)	—	—	—	(1.5)

Net cash flow provided by (used for) financing activities	464.5	(221.2)	(1,718.8)	—	(1,475.5)

Net decrease in cash and cash equivalents	(68.9)	(202.3)	(138.0)	—	(409.2)
Cash and cash equivalents at beginning of period	192.8	326.5	415.2	—	934.5

Cash and cash equivalents at end of period	$123.9	$124.2	$277.2	$—	$525.3

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

Overview

Viacom Inc., together with its subsidiaries ("Viacom" or the "Company") is a diversified worldwide entertainment company with operations in five segments:

  •
  CABLE NETWORKS: The Cable Networks segment consists of MTV Networks ("MTVN") including MTV MUSIC TELEVISION, NICKELODEON/NICK AT NITE, VH1 MUSIC FIRST, MTV2 MUSIC TELEVISION, TV LAND, TNN THE NATIONAL NETWORK, CMT: COUNTRY MUSIC TELEVISION; SHOWTIME NETWORKS INC. ("SNI"); and the BET CABLE NETWORK and BET JAZZ: THE JAZZ CHANNEL, among other program services. Cable Networks revenues are generated primarily from advertising sales and affiliate fees.

  •
  TELEVISION: The Television segment consists of the CBS and UPN television networks, the Company's owned broadcast television stations, and its television production and syndication business, including KING WORLD PRODUCTIONS, CBS ENTERPRISES and PARAMOUNT TELEVISION. Television generates revenues primarily from advertising sales and television license fees.

  •
  INFINITY: The Infinity segment owns and operates 185 radio stations through INFINITY RADIO, and operates outdoor advertising properties through VIACOM OUTDOOR. Infinity revenues are generated primarily from advertising sales.

  •
  ENTERTAINMENT: The Entertainment segment includes PARAMOUNT PICTURES, which produces and distributes theatrical motion pictures; PARAMOUNT PARKS, which owns and operates five theme parks and a themed attraction in the U.S. and Canada; publishing and distribution of consumer books and multimedia products, under such imprints as SIMON & SCHUSTER, POCKET BOOKS, SCRIBNER and THE FREE PRESS; and movie theater and music publishing operations. Entertainment revenues are generated primarily from feature film exploitation, publishing, movie theaters and theme park operations.

  •
  VIDEO: The Video segment consists of an approximately 81% equity interest in Blockbuster Inc., which operates and franchises BLOCKBUSTER video stores worldwide. Video generates revenues primarily from its rental and retail sales of videocassettes, DVDs and games.

For the three months ended September 30, 2002, contributions to the Company's consolidated revenues from its segments were as follows: Cable Networks 20%, Television 29%, Infinity 15%, Entertainment 17% and Video 22%. For the nine months ended September 30, 2002, contributions to consolidated revenues were as follows: Cable Networks 19%, Television 30%, Infinity 15%, Entertainment 15% and Video 22%. Intercompany revenue eliminations, as a percentage of total revenues, were 3% for the quarter and 1% for the nine months ended September 30, 2002.

The Company generated approximately 16% of its total revenues from international regions for the 2002 periods presented. For the three months ended September 30, 2002, total international revenues were $1.0 billion and approximately 54% of this amount was generated in Europe and approximately 25% was generated in Canada. For the nine months ended September 30, 2002, 54% and 24% of total international revenues of $2.9 billion were generated in Europe and in Canada, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

The tables below present the Company's consolidated revenues by type and the percentage and amount of contribution of each type of revenue to consolidated revenues for the three months and nine months ended September 30, 2002 and 2001, respectively.

	Percentage of Revenues by Type
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Advertising sales	43%	41%	45%	46%
Rental/retail sales	22	22	22	22
Affiliate fees	9	9	9	9
TV license fees	8	9	6	6
Feature film exploitation	7	7	8	7
Other	11	12	10	10

Total	100%	100%	100%	100%

	Revenues by Type
	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001	% Change	2002	2001	% Change

Advertising sales	$2,680.3	$2,360.8	14%	$7,985.6	$7,872.1	1%
Rental/retail sales	1,361.3	1,236.2	10	3,920.1	3,715.4	6
Affiliate fees	560.1	517.9	8	1,649.5	1,525.0	8
TV license fees	516.9	492.9	5	1,141.2	1,113.2	3
Feature film exploitation	465.3	405.4	15	1,358.9	1,251.7	9
Other	722.6	700.6	3	1,772.9	1,705.5	4

Total	$6,306.5	$5,713.8	10%	$17,828.2	$17,182.9	4%

Consolidated Results of Operations

Revenues

For the three months ended September 30, 2002, revenues of $6.3 billion increased 10% primarily driven by increases in advertising revenues. Rental/retail sales, feature film revenues and affiliate fees also contributed to the revenue increase. Advertising sales increased 14% led by increases of 18% at both the Cable Networks and Television segments, and an increase of 7% at Infinity. The aggregate increase in advertising revenue was driven primarily by increases in average unit rates at the broadcast operations and increased units sold at cable networks. The Company continues to benefit from strength in the advertising market and strong ratings. While advertising sales indicate continuing strong performance into the fourth quarter, such performance is dependent on continued strong ratings, and a continued recovery in the overall economy and the advertising market in particular.

Rental/retail sales for the third quarter were up 10% primarily due to an increase of 6.9% in worldwide same-store sales at Blockbuster and a net increase in the number of company-operated video stores. The increase in worldwide same-store sales was primarily due to a 56.1% increase in same-store merchandise sales and a 0.6% increase in same-store rental revenues. The increase in same-store merchandise sales was driven by increases in DVD and game unit volumes, which were partially offset

Management's Discussion and Analysis of
Results of Operations and Financial Condition

by a decline in VHS unit volume. The average price per unit for retail sales increased over the prior year, primarily as a result of a favorable mix shift from lower priced VHS product to higher priced DVD and game product. Merchandise sales increased to 17% of total rental/retail revenues for the three months ended September 30, 2002 as compared to 12% in the prior year increasing gross profit. These transactions have lower gross margins than rental transactions.

Feature film revenues for the three months ended September 30, 2002 increased 15% (net of intercompany eliminations) over revenues for the same prior-year period primarily from strong home video and television sales growth partially offset by lower theatrical revenues.

Affiliate fees for the three months ended September 30, 2002 increased 8% driven by increases at MTVN and SNI of 11% and 6%, respectively, reflecting increases in both rate per subscriber and subscriber volume.

For the nine months ended September 30, 2002, revenues of $17.8 billion increased 4% driven by a 6% increase in rental/retail sales at Blockbuster and an increase of 8% in affiliate fees, with MTVN, SNI and BET affiliate fees up 9%, 7% and 17%, respectively. Feature film revenues increased 9% and advertising revenues increased 1% versus revenues for the nine months ended September 30, 2001.

Rental/retail sales for the nine months were up 6% primarily due to an increase of 3.7% in worldwide same-store sales at Blockbuster and a net increase in the number of company-operated video stores. The increase in worldwide same-store sales was primarily due to a 27.9% increase in same-store merchandise sales and a 0.4% increase in same-store rental revenues. Rental revenues for the nine months ended September 30, 2002 increased 1.9% of which 1.3% was attributable to game rental revenues and 0.6% was attributable to film rental revenues.

Expenses

Total expenses decreased 9% to $5.0 billion for the third quarter of 2002 from $5.5 billion for the third quarter of 2001 and decreased 9% to $14.5 billion for the nine months ended September 30, 2002. The decrease for the third quarter and nine-month period principally reflects the reduction in amortization expense resulting from the adoption of SFAS 142 in 2002 and the 2001 special item charge and change in estimate recognized by Blockbuster in the third quarter of 2001.

Operating expenses include the following major components:

  •
  costs of rental/retail sales and other video store operating expenses including amortization of the costs of videocassette, DVD and game inventory, revenue sharing expenses on rental inventory and store employee compensation and occupancy expenses;

  •
  production expenses attributable to television programming and feature films which reflect the amortization of television and theatrical inventory costs including direct production costs, production overhead and acquisition costs, including residuals and participation expenses, as well as radio programming expenses including on-air talent and other production costs;

  •
  program amortization expense reflecting the amortization of costs incurred to acquire rights to programming exhibited on our broadcast networks, cable networks and broadcast stations;

  •
  distribution expenses reflecting advertising and other distribution costs incurred primarily with respect to theatrical and television product;

  •
  other operating expenses including expenses incurred for outdoor advertising, book publishing, theme park and theater operations.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

For the three months and nine months ended September 30, 2002, operating expenses of $3.7 billion and $10.7 billion increased 0.1% and 2%, respectively, over operating expenses for the same prior-year periods principally reflecting the following:

  •
  Costs of rental/retail sales and other video store operating expenses for the third quarter and nine months ended September 30, 2002 decreased 18% and 4%, respectively, versus the same prior-year periods. These decreases were driven by the 2001 special item charge and change in estimate associated with Blockbuster's re-merchandising and store reconfiguration plan implemented in the third quarter of 2001.

  •
  Production and program amortization expenses for the third quarter and nine months ended September 30, 2002 increased 10% and 3%, respectively, versus the same prior-year periods. The increase for the third quarter was driven by increased program amortization at CBS/UPN networks and Company owned television stations.

  •
  Distribution expenses for the third quarter and nine months ended September 30, 2002 increased 20% and 11%, respectively, versus the same prior-year periods. The increase for the quarter and nine month period reflects increased feature and television distribution expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which include expenses incurred to provide back office support, occupancy, selling and marketing costs, and incentive compensation, increased 4% to $1.1 billion for the quarter ended September 30, 2002 and decreased 2% to $3.1 billion for the nine months ended September 30, 2002. Selling, general and administrative expenses as a percentage of revenues decreased to 17% for the quarter and nine months ended September 30, 2002 versus 18% for the comparable prior year periods.

Residual Costs

Residual costs primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses. Residual costs for the three months and nine months ended September 30, 2002 increased 5% to $22.1 million and $66.1 million, respectively, due primarily to a reduction in amortized actuarial gains for benefit plans of previously divested businesses.

Depreciation and Amortization

For the three and nine months ended September 30, 2002, depreciation and amortization decreased to $237.9 million and $706.0 million, respectively, as compared with $783.2 million and $2.3 billion, respectively, for the comparable periods in 2001. The decrease is due to the Company's adoption of SFAS 142 effective January 1, 2002.

Interest Expense

For the three and nine months ended September 30, 2002, interest expense decreased 6% to $213.0 million and 14% to $644.1 million, respectively, due to lower average debt balances and lower interest rates partially offset by expense recognized upon the early redemption of debt in 2002. The Company had approximately $10.8 billion as of September 30, 2002 and $12.0 billion as of September 30, 2001 of principal amount of debt outstanding (including current maturities) at weighted average interest rates of 6.3% and 6.8%, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Interest Income

For the three and nine months ended September 30, 2002 as compared to the prior-year periods, interest income decreased to $3.5 million from $6.5 million and $11.0 million from $25.9 million, respectively, due to lower cash balances and lower interest rates.

Other Items, Net

"Other items, net" of $0.3 million for the third quarter 2002 principally reflects the recovery of advertising commitments of $19.4 million offset by foreign exchange losses of $9.8 million, losses of $4.2 million associated with securitizing trade receivables and an aggregate loss of approximately $7.6 million resulting from the write-down of several cost investments to their market value. For the nine months ended September 30, 2002 "Other items, net" reflect a net loss of $18.0 million principally consisting of foreign exchange losses of $36.8 million, losses of $14.3 million associated with securitizing trade receivables and an aggregate loss of approximately $9.8 million resulting from the write-down of several cost investments to their market value partially offset by the recovery of advertising commitments of $30.5 million and gains on asset sales. The recovery of advertising commitments noted above reflects the restructuring of agreements with several internet companies. As a result, the Company was legally released from related advertising commitments and reversed the related deferred revenues. For the three-month and nine-month periods ended September 30, 2001, "Other items, net" reflect a net loss of $28.3 million and $36.1 million, respectively which principally reflect foreign exchange losses and losses associated with securitizing trade receivables.

Provision for Income Taxes

The provision for income taxes represents federal, state and local and foreign income taxes on earnings before income taxes. The annual effective tax rate has decreased from 40.5% as of June 30, 2002 to 39.6% as of September 30, 2002, principally due to the release of a valuation allowance for certain tax benefits which are currently expected to be realized, and certain other changes in estimates. This reduction of the annual effective tax rate resulted in a third quarter rate of 38.2%. The annual estimated effective tax rate of 97.8% for 2001, excluding the 2001 Video charge was adversely affected by amortization of intangibles in excess of the amount deductible for tax purposes. Excluding the non-deductible amortization of intangibles, including goodwill, the annual estimated effective tax rate would have been 41.6% for 2001.

Equity in Loss of Affiliated Companies, Net of Tax

"Equity in loss of affiliated companies, net of tax" was $14.5 million and $32.3 million for the three and nine months ended September 30, 2002 as compared with $7.7 million and $41.9 million, respectively, for the comparable prior-year periods. The amounts in all periods presented principally reflect operating losses from international ventures and internet investments partially offset by positive results at Comedy Central.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Minority Interest, Net of Tax

Minority interest for the three and nine months ended September 30, 2002, and the three months ended September 30, 2001 primarily represents the minority ownership of Blockbuster. For the nine months ended September 30, 2001, minority interest primarily represents the minority ownership of Infinity, prior to its merger with the Company on February 21, 2001, and the minority ownership of Blockbuster.

Cumulative Effect of Change in Accounting Principle, Net of Minority Interest and Tax

Effective January 1, 2002, the Company adopted SFAS 142 and recorded an after-tax non-cash charge of $1.5 billion, or $.84 per basic and $.83 per diluted share, as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the nine months ended September 30, 2002.

Net Earnings (Loss)

The Company reported net earnings of $640.3 million and $73.3 million, respectively for the three-month and nine-month periods ended September 30, 2002. Net earnings increased substantially over the net losses of $190.4 million and $181.0 million for the same prior year periods. The improvement in net earnings principally reflects revenue growth principally from advertising sales and the reduction of amortization expense resulting from the implementation of SFAS 142. For the nine months ended September 30, 2002 net earnings included the goodwill impairment charge of $1.5 billion recorded as a cumulative effect of change in accounting, net of minority interest and tax.

Segment Results of Operations

The tables below present the Company's revenues and operating income by segment, as reported for the three and nine months ended September 30, 2002 and 2001, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Better/ (Worse)%			Better/ (Worse)%
	2002	2001		2002	2001

Revenues:
Cable Networks	$1,243.9	$1,096.6	13%	$3,380.1	$3,141.0	8%
Television	1,810.1	1,585.2	14	5,366.9	5,242.4	2
Infinity	968.2	910.3	6	2,756.3	2,731.3	1
Entertainment	1,058.6	980.4	8	2,744.4	2,619.7	5
Video	1,386.5	1,264.7	10	3,983.5	3,798.6	5
Intercompany eliminations	(160.8)	(123.4)	(30)	(403.0)	(350.1)	(15)

Total Revenues	$6,306.5	$5,713.8	10%	$17,828.2	$17,182.9	4%

Management's Discussion and Analysis of
Results of Operations and Financial Condition

	Three Months Ended September 30,			Nine Months Ended September 30,
			Better/ (Worse)%			Better/ (Worse)%
	2002	2001		2002	2001

Operating Income:
Cable Networks	$510.8	$363.1	41%	$1,238.8	$894.9	38%
Television	313.8	78.1	NM	881.3	359.8	145
Infinity	322.0	60.9	NM	887.7	218.9	NM
Entertainment	137.0	69.0	99	284.4	185.1	54
Video	80.0	(317.5)	NM	271.4	(247.5)	NM

Segment Operating Income	1,363.6	253.6	NM	3,563.6	1,411.2	153
Corporate expenses/eliminations	(53.3)	(38.9)	(37)	(166.0)	(165.2)	—
Residual costs (a)	(22.1)	(21.0)	(5)	(66.1)	(62.8)	(5)

Total Operating Income	$1,288.2	$193.7	NM	$3,331.5	$1,183.2	182%
2001 Video charge (b)	—	355.3	NM	—	355.3	NM

Total Operating Income (excluding Video charge)	$1,288.2	$549.0	135%	$3,331.5	$1,538.5	117%

NM-Not meaningful

(a)
Residual costs primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.
(b)
2001 results reflect a primarily non-cash charge principally related to the elimination of less-productive VHS tapes as part of the transition from VHS to the higher margin DVD rental market and a change in amortization.

The table below presents the Company's operating income by segment as reported for the three and nine months ended September 30, 2002, compared with the 2001 periods which are presented as if SFAS 142 had been adopted January 1, 2001.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Better/ (Worse)%			Better/ (Worse)%
	2002	2001		2002	2001

Operating Income Adjusted for SFAS 142:
Cable Networks	$510.8	$420.6	21%	$1,238.8	$1,066.6	16%
Television	313.8	250.3	25	881.3	857.5	3
Infinity	322.0	315.7	2	887.7	961.0	(8)
Entertainment	137.0	85.2	61	284.4	233.5	22
Video	80.0	(272.8)	NM	271.4	(116.0)	NM

Segment Operating Income	1,363.6	799.0	71	3,563.6	3,002.6	19
Corporate expenses/eliminations	(53.3)	(38.9)	(37)	(166.0)	(165.2)	—
Residual costs (a)	(22.1)	(21.0)	(5)	(66.1)	(62.8)	(5)

Total	$1,288.2	$739.1	74%	$3,331.5	$2,774.6	20%
2001 Video charge (b)	—	355.3	NM	—	355.3	NM

Total Operating Income Adjusted for SFAS 142 (excluding Video charge)	$1,288.2	$1,094.4	18%	$3,331.5	$3,129.9	6%

NM-Not meaningful

(a)
Residual costs primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

(b)
2001 results reflect a primarily non-cash charge principally related to the elimination of less-productive VHS tapes as part of the transition from VHS to the higher margin DVD rental market and a change in amortization.

EBITDA

The table below sets forth the Company's EBITDA (defined as operating income (loss) before depreciation and amortization) by segment for the three and nine months ended September 30, 2002 and 2001. The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments. However, EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, net earnings, earnings per share, cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies. See Note 7 in the Notes to the Consolidated Financial Statements for a presentation of reportable segments and a reconciliation of EBITDA to operating income for the periods presented.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Better/ (Worse)%			Better/ (Worse)%
	2002	2001		2002	2001

EBITDA:
Cable Networks	$556.8	$470.2	18%	$1,382.5	$1,218.3	13%
Television	348.7	282.6	23	985.5	958.1	3
Infinity	380.6	373.1	2	1,063.8	1,132.6	(6)
Entertainment	167.8	115.2	46	374.5	322.4	16
Video	142.0	(210.4)	NM	446.2	68.5	NM

Segment EBITDA	1,595.9	1,030.7	55	4,252.5	3,699.9	15
Corporate expenses/eliminations	(47.7)	(32.8)	(45)	(148.9)	(149.6)	—
Residual costs (a)	(22.1)	(21.0)	(5)	(66.1)	(62.8)	(5)

Total EBITDA	$1,526.1	$976.9	56%	$4,037.5	$3,487.5	16%
2001 Video charge (b)	—	352.7	NM	—	352.7	NM

Total EBITDA (excluding Video charge)	$1,526.1	$1,329.6	15%	$4,037.5	$3,840.2	5%

NM-Not meaningful

(a)
Residual costs primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

(b)
2001 results reflect a primarily non-cash charge principally related to the elimination of less-productive VHS tapes as part of the transition from VHS to the higher margin DVD rental market and a change in amortization.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Cable Networks	(Basic Cable and Premium Subscription Television Program Services through MTV Networks ("MTVN"), including MTV, VH1, Nickelodeon/Nick at Nite, TV Land, TNN and CMT; BET; and Showtime Networks Inc. ("SNI"))
(Contributed 20% and 19% of consolidated revenues for the three and nine months ended September 30, 2002 versus 19% and 18% for the prior-year periods).

	Three Months Ended September 30,			Nine Months Ended September 30,
			Better/ (Worse)%			Better/ (Worse)%
	2002	2001		2002	2001

Revenues	$1,243.9	$1,096.6	13%	$3,380.1	$3,141.0	8%
Operating Income (OI)	$510.8	$363.1	41%	$1,238.8	$894.9	38%
OI as a % of revenue	41%	33%		37%	28%
OI Adjusted for SFAS 142	$510.8	$420.6	21%	$1,238.8	$1,066.6	16%
OI Adjusted as a % of revenue	41%	38%		37%	34%
EBITDA	$556.8	$470.2	18%	$1,382.5	$1,218.3	13%

For the third quarter and nine months ended September 30, 2002, Cable Networks revenues increased 13% and 8%, respectively, principally driven by higher advertising revenues and cable affiliate fees. Advertising revenues for Cable Networks increased 18% for the quarter and 8% for the nine months, principally driven by growth at MTV, Nickelodeon, TV Land, CMT, TNN and BET. For the quarter, the advertising revenue growth of 18% at MTVN was driven by domestic ad sales growth of 17% due primarily to selling 9% more units and the airing of additional units to satisfy audience deficiency liabilities for VH1 from prior periods. For the nine months, MTVN ad sales growth was 7% as domestic ad sales units increased 12% offset by a 5% reduction in rates, partially attributable to ratings shortfall at VH1. BET's advertising revenue increases of 11% for the quarter and 18% for the nine months were due to higher average rates from national advertising which more than offset the absence of infomercials, which are no longer part of BET's programming strategy. BET's results for the nine months of 2002 include three additional weeks as compared to the prior year due to the January 23, 2001 closing of the BET acquisition. Cable affiliate fees increased 8% for both the quarter and nine months partially due to an increase in domestic subscribers for MTVN as well as increased average rates of 7% for the quarter and 4% for the nine months for Showtime and The Movie Channel. Other ancillary revenues for Cable Networks were principally comprised of consumer products licensing revenues from Nickelodeon and contributed approximately 12% and 3% of the revenue growth for the quarter and nine months, respectively.

For the third quarter and nine months ended September 30, 2002, Cable Networks operating income increased 41% and 38%, respectively. Assuming SFAS 142 had been adopted in 2001, operating income would have increased 21%, for the quarter and 16% for the nine months. Operating expenses for both the three-and nine-month-periods were 12% and 7% higher, respectively, while general and administrative expenses were 7% higher for the quarter and 1% lower for the nine-month period. Operating expenses are principally comprised of programming and production costs for the cable channels. The increases were principally driven by higher programming costs for the quarter and nine months at MTV, Nickelodeon and TNN, and at SNI for the nine months. At MTVN, new programming amortization for acquired series and new amortization cycles for animation series drove the quarter and year to date expense increases. Total operating expenses, as a percentage of revenues, remained constant for the comparable quarter and year to date comparisons. Cable Networks EBITDA increased 18% for the third quarter and 13% for the nine months. Capital expenditures for Cable Networks were $25.6 million and $59.2 million for the three and nine months ended September 30, 2002, respectively,

Management's Discussion and Analysis of
Results of Operations and Financial Condition

versus $29.1 million and $94.9 million for the three and nine months ended September 30, 2001, respectively.

Television	(CBS and UPN Television Networks and Stations; Television Production and Syndication)
(Contributed 29% and 30% of consolidated revenues for the three and nine months ended September 30, 2002, respectively, versus 28% and 31% for the prior-year periods).

	Three Months Ended September 30,			Nine Months Ended September 30,
			Better/ (Worse)%			Better/ (Worse)%
	2002	2001		2002	2001

Revenues	$1,810.1	$1,585.2	14%	$5,366.9	$5,242.4	2%
Operating Income (OI)	$313.8	$78.1	NM	$881.3	$359.8	145%
OI as a % of revenue	17%	5%		16%	7%
OI Adjusted for SFAS 142	$313.8	$250.3	25%	$881.3	$857.5	3%
OI Adjusted as a % of revenue	17%	16%		16%	16%
EBITDA	$348.7	$282.6	23%	$985.5	$958.1	3%

For the third quarter ended September 30, 2002, Television revenues increased 14% principally driven by combined advertising revenue growth of 18% at the CBS and UPN Networks, with revenue growth of 23% for both CBS and UPN in primetime due to a 16% average rate increase. During the quarter, CBS primetime experienced increased pricing in the scatter market and higher ratings. The 2002 third quarter also had additional units available for sale versus the prior year when there were fewer units available as a result of the events of September 11. For the nine months ended September 30, 2002, Television revenues increased 2%, with CBS and UPN Networks combined advertising revenues flat as compared with the prior year, which benefited from SUPER BOWL XXXV. Prior year comparisons were affected by the events of September 11 during which CBS ran sustaining news coverage from September 11 through September 14 and, two NFL telecasts and one NCAA College football game were postponed. The current period revenues reflect the benefit of three additional telecasts. The Stations group delivered 30% year-over year advertising revenue growth for the quarter and 8% for the nine-month period, due to increased political ads and higher sales in the automotive, leisure and media industries. The acquisition of KCAL-TV Los Angeles in May 2002 contributed 8% of the Stations group revenue growth for the quarter.

For the quarter ended September 30, 2002, Television revenues reflected a 4% decrease in syndication revenues, primarily reflecting the absence of contributions from the syndication of EVERYBODY LOVES RAYMOND in the same quarter last year, partially offset by the initial availability of shows to basic cable, including 7TH HEAVEN, CHARMED, SISTER, SISTER, and ANY DAY NOW. Home video revenues were higher in the quarter from the DVD release of seasons 3 and 4 of STAR TREK: THE NEXT GENERATION. For the nine months, Television syndication revenues increased 11% principally due to the initial cable availabilities as well as higher library revenues, partially offset by the absence of license fees from cancelled series and the absence of contributions from the syndication of EVERYBODY LOVES RAYMOND. Home video revenues for the nine months were higher from the DVD release of seasons 1 through 4 of STAR TREK: THE NEXT GENERATION. Program license fees to networks were lower as revenues from series which debuted in the 2001/2002 season, including ENTERPRISE, did not match series license fees from the prior-year season.

For the third quarter and nine months ended September 30, 2002, Television operating income increased to $313.8 million from $78.1 million, and increased to $881.3 million from $359.8 million, respectively. Assuming SFAS 142 had been adopted in 2001, operating income would have increased

Management's Discussion and Analysis of
Results of Operations and Financial Condition

25% and 3%, respectively, for the quarter and nine months. Operating expenses are principally comprised of production costs and programming expenses. In the third quarter, Television operating expenses increased primarily due to higher program costs, which were more than offset by revenue increases. Stations higher program costs were principally due to acquiring the broadcast rights to certain NY Yankees games and higher syndicated programming. Syndication operating expenses for the quarter were higher principally due to a change in product mix, and the impact on deficits and profitability of shows affected by certain international long-term licensing agreements with a major international customer that is attempting to reorganize under German insolvency laws. Total expenses, as a percentage of revenues, decreased for the quarter and were flat for the nine months. Television EBITDA increased 23% for the third quarter and 3% for the nine months. Capital expenditures for Television were $39.3 million and $88.8 million for the three months and nine months ended September 30, 2002, respectively, versus $27.0 million and $64.1 million for the same periods in 2001.

Infinity	(Radio Stations and Outdoor Advertising Properties)
(Contributed 15% of consolidated revenues for both the three and nine months ended September 30, 2002 versus 16% for both prior-year periods).

	Three Months Ended September 30,			Nine Months Ended September 30,
			Better/ (Worse)%			Better/ (Worse)%
	2002	2001		2002	2001

Revenues	$968.2	$910.3	6%	$2,756.3	$2,731.3	1%
Operating Income (OI)	$322.0	$60.9	NM	$887.7	$218.9	NM
OI as a % of revenue	33%	7%		32%	8%
OI Adjusted for SFAS 142	$322.0	$315.7	2%	$887.7	$961.0	(8)%
OI Adjusted as a % of revenue	33%	35%		32%	35%
EBITDA	$380.6	$373.1	2%	$1,063.8	$1,132.6	(6)%

NM-Not meaningful

For the third quarter and nine months ended September 30, 2002, Infinity revenues increased 6% and 1%, respectively, led by advertising sales growth, principally in the radio markets. Approximately 18% of Infinity's revenues were generated from international regions, with approximately 75% from Europe. For the quarter, Radio revenues increased 10% principally driven by an increase in average spot rates as compared to the prior year period. Radio's revenue increase was led by double-digit increases in New York, Los Angeles, San Francisco, Philadelphia, Dallas and Washington D.C. markets. For the nine months, Radio revenue increased principally due to an increase in spots sold and increased revenues from Westwood One. Radio revenues include consideration for management services provided to Westwood One radio network, an affiliated company. Revenues from these arrangements were approximately $20.9 million and $20.4 million for the third quarter of 2002 and 2001, respectively, and $94.2 million for the nine months ended September 30, 2002 and $66.4 million for the nine months ended September 30, 2001.

Outdoor revenues increased 2% in the third quarter, principally due to favorable foreign currency exchange rates. For the nine months, Outdoor revenues decreased 3%, due to the weakness in the outdoor advertising market during the first half of 2002.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

For the third quarter, operating income increased to $322.0 million from $60.9 million. For the nine months ended September 30, 2002, operating income increased to $887.7 million from $218.9 million. Assuming SFAS 142 had been adopted on January 1, 2001, operating income would have increased 2% for the quarter and decreased 8% for the nine months ended September 30, 2002. The quarter and nine-month periods reflect incremental expenses associated with acquired sports rights and higher guarantee payments on the renewal of transit contracts. Infinity EBITDA increased 2% for the third quarter and decreased 6% for the nine months ended September 30, 2002. Capital expenditures for Infinity were $20.8 million and $61.2 million for the three and nine months ended September 30, 2002, respectively, versus $23.5 million and $76.1 million for the same periods in the prior year.

Entertainment	(Production and distribution of Motion Pictures; as well as the operations of Theme Parks, Consumer Publishing, Movie Theaters and Music Publishing)

(Contributed 17% and 15% of consolidated revenues for the three and nine months ended September 30, 2002, respectively, and 17% and 15% for the three and nine months ended September 30, 2001, respectively).

	Three Months Ended September 30,			Nine Months Ended September 30,
			Better/ (Worse)%			Better/ (Worse)%
	2002	2001		2002	2001

Revenues	$1,058.6	$980.4	8%	$2,744.4	$2,619.7	5%
Operating Income (OI)	$137.0	$69.0	99%	$284.4	$185.1	54%
OI as a % of revenue	13%	7%		10%	7%
OI Adjusted for SFAS 142	$137.0	$85.2	61%	$284.4	$233.5	22%
OI Adjusted as a % of revenue	13%	9%		10%	9%
EBITDA	$167.8	$115.2	46%	$374.5	$322.4	16%

For the three and nine months ended September 30, 2002, Entertainment revenues increased 8% and 5%, respectively, compared with the same prior year periods. Revenues for the three-month period increased principally as a result of higher Features revenues partially offset by lower Parks revenues, while revenues for the nine-month period principally reflect higher Features, Theaters, and Publishing revenues, which were partially offset by lower Parks revenues. Approximately 30% of Entertainment's revenues were generated from international regions, principally Europe and Canada.

Features revenues for the three-month period increased by 17% from the same period last year, mainly due to higher worldwide home video, domestic pay and network television revenues, partially offset by lower worldwide theatrical, foreign pay television and foreign syndication revenues. Revenues for the nine-month period were 6% higher mainly due to higher worldwide home video, domestic pay television, network television and worldwide syndication revenues, which were partially offset by lower worldwide theatrical and foreign pay television revenues.

Worldwide home video revenues for the three and nine-month periods were significantly higher than the same prior year periods with contributions from JIMMY NEUTRON: BOY GENIUS, WE WERE SOLDIERS, CHANGING LANES, CROSSROADS, CLOCKSTOPPERS and VANILLA SKY. The three and nine-month period revenue increases are a result of growth in the DVD market for current releases and library titles.

Theaters' revenues were flat for the three-month period and up 3% for the nine-month period despite lower attendance due to higher average admission prices and increased per capita spending. Average admission prices for the three and nine-month periods increased 5% and 6%, respectively, and average per capita spending increased 7% for each period, respectively, compared to the same prior year

Management's Discussion and Analysis of
Results of Operations and Financial Condition

periods. Attendance for the three and nine-month periods decreased 4% and 1%, respectively, compared to the same prior year periods.

Publishing's revenues for the three-month period were flat. Revenues for the nine-month period were up 6% primarily due to higher backlist sales, higher distribution fees and subrights income in the Adult Group as well as higher frontlist and backlist sales in the Children's Division. The Adult Group's top-selling titles in the three-month period include FROM A BUICK 8 by Stephen King, WHAT WE SAW by CBS News and SELF MATTERS COMPANION by Phillip C. McGraw.

Parks' revenues for the three and nine-month periods declined by 5% and 4%, respectively, mainly due to lower attendance and a small decline in average per capita spending. Attendance for the three and nine-month periods decreased compared to the prior year periods as a result of soft economic conditions and from unseasonably hot weather.

For the three-month period, Entertainment's operating income and EBITDA increased 99% to $137.0 million, and 46% to $167.8 million, respectively, while for the nine-month period, operating income and EBITDA increased 54% to $284.4 million and 16% to $374.5 million, respectively. Assuming SFAS 142 had been adopted on January 1, 2001, operating income would have increased 61% and 22% for the three and nine months ended September 30, 2002, respectively. Operating income and EBITDA for the three-month period increased principally as a result of higher Features profits. Operating income and EBITDA for the nine-month period increased principally as a result of higher Features, Publishing and Theaters profits, respectively. Features operating income for the three and nine-month periods was higher as a result of the revenue items noted above, partially offset by higher overall distribution costs. Publishing's operating income for the nine-month period was higher mainly as a result of the revenue items noted above, partially offset by higher product costs related to the increased sales volume and higher operating expenses. Theaters operating income for the nine-month period was higher mainly as a result of the revenue items noted above as well as lower operating expenses and lower depreciation expense. Capital expenditures for Entertainment were $7.5 million and $52.2 million for the three and nine months ended September 30, 2002, respectively, versus $13.8 million and $42.6 million for the same periods last year.

Video	(Home videocassette, DVD and video game rental and retail operations)
(Contributed 22% of consolidated revenues for both three and nine months ended September 30, 2002 and 2001, respectively).

	Three Months Ended September 30,			Nine Months Ended September 30,
			Better/ (Worse)%			Better/ (Worse)%
	2002	2001		2002	2001

Revenues	$1,386.5	$1,264.7	10%	$3,983.5	$3,798.6	5%
Operating Income (OI) (a)	$80.0	$(317.5)	NM	$271.4	$(247.5)	NM
OI as a % of revenue	6%	NM		7%	NM
OI Adjusted for SFAS 142 (a)	$80.0	$(272.8)	NM	$271.4	$(116.0)	NM
OI Adjusted as a % of revenue	6%	NM		7%	NM
EBITDA (a)	$142.0	$(210.4)	NM	$446.2	$68.5	NM

(a)
2001 results reflect a primarily non-cash charge principally related to the elimination of less-productive VHS tapes as part of the transition from VHS to the higher margin DVD rental market and a change in amortization. The impact of the charge on operating income was $355 million and on EBITDA was $353 million.

NM—Not meaningful

Management's Discussion and Analysis of
Results of Operations and Financial Condition

For the three and nine months ended September 30, 2002, Video revenue increases were principally due to an increase in worldwide same store sales and an increase of 195 company-operated stores from September 30, 2001 to September 30, 2002. Domestic revenues increased 10% and 5% for the three and nine-month periods, respectively. International revenues, which represent approximately 20% of Video's revenues, increased 8% and 6% for the three and nine-month periods, respectively, versus the prior year periods. For the quarter, worldwide same store sales, which includes rental and retail product, increased 6.9% with domestic increases of 7.6% and international increases of 3.6%. The increase reflects positive consumer acceptance of Blockbuster's new rental and retail initiatives which led to a 56.1% increase in same store merchandise sales with a 70.2% increase in domestic same-store merchandise sales and a 20.9% increase in international same-store merchandise sales, both primarily due to an increase in retail DVD and game sales. For the nine months ended September 30, 2002, worldwide same store sales increased 3.7%, principally driven by domestic same store sales growth of 3.3% and international same store sales growth of 5.7%. Blockbuster's rental revenues are generated from the rental of VHS tapes, DVDs, video games and from any eventual sale of previously rented VHS tapes, DVDs and video games. Revenues generated from rental transactions include revenues received in connection with the initial rentals of product, as well as revenues received in connection with any continuation of such rentals past the initial rental period, as contemplated by Blockbuster's membership agreement. Including the impact from the items described above, Blockbuster's same store worldwide rental revenues increased 0.6% for the third quarter and 0.4% for the nine months.

For the three and nine months ended September 30, 2002, the increases in operating income and EBITDA benefited from the adoption of SFAS 142 and the charges taken in 2001. Excluding these benefits, operating income would have decreased 3% for the quarter and increased 13% for the nine months. Excluding the 2001 Video charge, gross margin was 57.8% for the third quarter of 2002, versus 59.9% for the third quarter of 2001, and 59.1% for the nine months ended September 30, 2002, versus 59.9% for the comparable prior-year period. Increased investment in rental and retail initiatives resulted in the decreases in gross margin and operating income, which was also affected by higher marketing costs to initiate new consumer programs during the third quarter.

During the third quarter of 2002, Blockbuster continued its focus on the sale of new films and games to complement its rental offering and to accommodate increased demand for retail product. As a result of this increased focus, Blockbuster continued to expand the selection in its stores for DVD and games hardware and software. Blockbuster also continued to take advantage of its ability to offer promotions that combine film rentals with sales of popular retail titles, thereby providing an alternative to the offerings that can be provided by a traditional retailer. Blockbuster expects these types of promotions, as well as customer traffic generated by its rental business, to continue to drive increased merchandise sales. While much of the retail product is returnable to vendors, the increased investment in inventory necessary to capitalize on these initiatives increases Blockbuster's exposure to excess inventories in the event anticipated sales fail to materialize.

During the third quarter of 2001, Blockbuster began implementation of a strategic re-merchandising plan to capitalize on consumer demand for DVDs. The plan was completed on December 31, 2001. To accommodate the increase in DVDs and other products in its stores, Blockbuster eliminated approximately 30% of its VHS library in its stores, certain VHS merchandise inventory primarily located in its distribution center and certain video games from its stores. Additionally, Blockbuster reduced the residual value of VHS rental inventory and games to approximately $2 and $5 per unit, respectively, to reflect the rapid shift in consumer demand from VHS to DVD and the evolution in game platforms. Blockbuster also changed the amortization period of its base stock VHS library from 36 months to nine months. As a result of these actions, Blockbuster recorded a pre-tax primarily

Management's Discussion and Analysis of
Results of Operations and Financial Condition

non-cash charge of $356 million, of which $353 million impacted EBITDA. For comparability, gross margin presented above, excludes this charge.

Blockbuster ended the third quarter of 2002 with 8,246 worldwide company-owned and franchise stores, a net increase of 395 stores over the third quarter of 2001. Capital expenditures for Video were $29.9 million and $62.1 million for the three and nine months ended September 30, 2002 versus $22.4 million and $45.3 million for the same periods last year.

Corporate Expenses/Eliminations

Corporate expenses, including depreciation, remained flat at $42.9 million for the third quarter of 2002 versus the prior-year period and for the nine months ended September 30, 2002, corporate expenses decreased 4% to $115.8 million from $121.0 million. The year-to-date decrease was principally due to effective cost containment measures.

Intersegment eliminations increased $14.4 million to $10.4 million for the three months ended September 30, 2002 versus $4.0 million for the prior-year period. Intersegment eliminations were $50.2 million for the nine months ended September 30, 2002 versus $44.2 million for the same prior-year period. Eliminations principally reflect the profit elimination of television programming sales to cable networks and the sale of feature films to cable and broadcast networks and the video segment.

Restructuring Charges

In the fourth quarter of 2001, MTV Networks announced a restructuring plan to reduce headcount in its domestic and foreign offices and close certain offices in Latin America, Europe and Asia. Having met the conditions required by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" ("EITF 94-3"), the Company recorded a restructuring charge of approximately $66.6 million in selling, general and administrative expenses in the fourth quarter of 2001. Included in the restructuring charge was severance of $58.3 million for the termination of 449 domestic staff employees, 26 information systems employees and 151 employees in Latin America, Europe and Asia across various levels and departments including sales and marketing, production, development, finance, online and creative services. The reserve also included lease termination and other occupancy costs of $8.3 million for vacated office space in New York. For the nine months ended September 30, 2002, an incremental $8.3 million was accrued as additional lease termination costs based on a revision to the initial estimate. As of September 30, 2002, all employees under the plan were terminated and the Company had paid and charged $43.8 million against the severance liability of which $11.4 million was paid and charged during 2001. As of September 30, 2002, $7.4 million was paid and charged against the lease termination liability and no payments were made against the lease termination liability in 2001. The Company expects to substantially utilize these reserves by the end of 2002; however, severance and lease payments will continue into 2003 since certain employees will be paid out over the terms of their employment contracts and lease payments will continue to be paid in accordance with the terms of the lease.

In the fourth quarter of 2001, in connection with the Company's plan to integrate United Paramount Network ("UPN") with CBS Network operations and, having met the conditions required by EITF 94-3, the Company recorded a restructuring charge of $52.8 million. The restructuring charge included programming write-offs of $29.6 million and approximately $15.0 million of employee-related costs, including severance, for the termination of 38 employees across various levels and departments including corporate, finance and administration, sales and marketing and affiliate relations. The reserve also included lease termination and other costs of $8.2 million for vacated space at three of UPN's offices. The integration of UPN with CBS Network operations began in January 2002. During the third quarter of 2002, liabilities for lease termination and other costs of $5.1 million were released and an

Management's Discussion and Analysis of
Results of Operations and Financial Condition

additional $5.1 million reserve was recorded for programming write-offs. As of September 30, 2002, the Company had paid and charged approximately $9.4 million against the severance liability associated with the termination of the employees and $1.2 million against lease termination and other costs. There were no payments charged against the reserve in 2001. The Company expects to substantially use these reserves by the end of 2002; however, severance payments will continue into 2003 since certain employees will be paid out over the terms of their employment contracts.

In the second quarter of 2000, the Company recorded non-recurring merger-related charges of $698.5 million ($504.5 million after-tax or $.41 per share), associated with the integration of Viacom and CBS and the acquisition of UPN. These amounts included non-cash charges of $415.5 million principally attributable to compensation for stock options and $283.0 million of cash payments and accrued liabilities for severance, transaction fees and integration costs. For the nine months ended September 30, 2002, the Company paid and charged approximately $10.1 million for severance liabilities, $14.1 million for transaction fees and $7.6 million for integration costs. For the year ended December 31, 2001, the Company paid and charged $17.0 million for severance liabilities, $.4 million for transaction fees and $63.0 million for integration costs. As of September 30, 2002, the Company had paid and charged approximately $119.1 million for severance liabilities, $41.0 million for transaction fees and $76.7 million related to integration costs. The Company expects to substantially use these reserves by the end of 2003.

Financial Position

Current assets increased slightly to $7.3 billion at September 30, 2002 from $7.2 billion at December 31, 2001 primarily due to an increase of $457.6 million in current inventory, partially offset with a decrease of $191.0 million in accounts receivable and $206.4 million in cash and cash equivalents. The increase in current inventory reflects additional investments in Video merchandise inventory of approximately $227.2 million to support Blockbuster's initiatives to increase its share of the retail market, and increased program rights at the cable and broadcast networks. The decrease in accounts receivable is primarily due to timing of collection of receivables from sales at the end of 2001. The allowance for doubtful accounts as a percentage of receivables was 8.0% at September 30, 2002 compared to 7.1% at December 31, 2001, reflecting additional reserves primarily for insolvent customers.

Net property and equipment decreased $270.5 million to $6.1 billion at September 30, 2002 from $6.3 billion at December 31, 2001 primarily reflecting depreciation expense of $629.6 million partially offset by capital expenditures of $329.6 million principally for outdoor advertising structures, video stores, construction of new park rides, and broadcasting equipment. Goodwill of $57.5 billion decreased by $1.6 billion from $59.1 billion at December 31, 2001, reflecting the write-off of goodwill related to Blockbuster as a result of the implementation of SFAS 142. Intangibles increased $539.6 million to $12.4 billion at September 30, 2002 from $11.9 billion at December 31, 2001, primarily reflecting the addition of FCC licenses with the acquisition of KCAL-TV in May.

Current liabilities decreased to $7.1 billion at September 30, 2002 from $7.6 billion at December 31, 2001 primarily due to reductions of $425.9 million in accrued expenses. Total debt, including current maturities, decreased $301.5 million to $10.8 billion at September 30, 2002 principally reflecting the use of cash from operations to reduce outstanding debt. Minority interest of $815.9 million at September 30, 2002 decreased $395.9 million from $1.2 billion at December 31, 2001 reflecting the minority interest impact of the change in accounting principle from the implementation of SFAS 142 and the acquisition of the minority interest in the Company's online music business.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Cash Flows

Operating Activities.    Net cash flow from operating activities of $2.0 billion for the nine months ended September 30, 2002 principally reflects net earnings of $73.3 million adjusted for non-cash charges of $1.5 billion for the adoption of SFAS 142 and depreciation and amortization of $706.0 million. Cash flow from operations also reflects a net working capital increase of $397.3 million principally due to increased investment in inventory and payments of accrued expenses partially offset by decreases in accounts receivable. Net cash flow from operating activities of $1.9 billion for the nine months ended September 30, 2001 principally reflects net loss of $181.0 million adjusted for depreciation and amortization expenses of $2.3 billion and $352.7 million for the third quarter Video inventory charge, partially offset by decreases in accounts payable and accrued expenses.

Investing Activities.    Net cash expenditures for investing activities of $1.2 billion for the nine months ended September 30, 2002 principally reflect capital expenditures of $329.6 million, additional investments of $51.4 million in affiliated companies and acquisitions of $821.3 million primarily reflecting the acquisition of KCAL-TV and the remaining interest in Noggin that the Company did not already own, as well as other acquisitions of outdoor businesses and the minority interest of the Company's online music business and MTV Asia. These expenditures are partially offset by proceeds from dispositions of certain investments and fixed assets of $28.6 million. In April 2002, the Company acquired shares of Blockbuster's Class A common stock for $8.9 million to maintain its ownership position at no less than 80% for tax consolidation purposes. This purchase of subsidiary stock is reflected as part of acquisitions. Net cash expenditures for investing activities of $879.2 million for the nine months ended September 30, 2001 principally reflect the acquisition of BET and outdoor businesses and capital expenditures of $329.5 million partially offset by proceeds from dispositions of radio stations and other assets.

Financing Activities.    Net cash flow used for financing activities of $984.7 million for the nine months ended September 30, 2002 principally reflects the repayment of notes and debentures of $978.0 million, net repayment of bank debt of $682.3 million and the purchase of treasury stock for $826.7 million partially offset by proceeds from the issuance of senior notes of $1.3 billion and from the exercise of stock options of $297.4 million. Net cash flow used for financing activities of $l.5 billion for the nine months ended September 30, 2001 reflect the payment of bank debt and purchase of treasury stock partially offset by proceeds from the issuance of senior notes and debentures.

Cash paid for income taxes for the nine months ended September 30, 2002 was approximately $448.2 million versus $320.4 million for the nine months ended September 30, 2001. For full year 2001, cash paid for income taxes was favorably impacted by the one-time utilization of certain tax attributes primarily related to pre-merger related activities of CBS, the recognition of tax benefits associated with non-recurring items and the deferral of the obligation to make 2001 federal estimated tax payments until 2002 as a result of the events of September 11. As of September 30, 2002, given the higher operating income and the absence of the 2001 non-recurring items, cash taxes for the full year are expected to be in the range of approximately $800 million to $900 million.

Share Purchase Program

For the nine months ended September 30, 2002, on a trade date basis, the Company purchased approximately 19.7 million shares of its Class B Common Stock for approximately $813.4 million under its stock purchase program, of which $319.9 million was spent in the third quarter for 8.6 million shares. As of September 30, 2002, there was approximately $210.2 million remaining under this

Management's Discussion and Analysis of
Results of Operations and Financial Condition

$2.0 billion purchase program. From October 1 through November 11, the Company purchased an additional 4.2 million shares for approximately $182.2 million. On October 10, 2002, the Company's board of directors approved a new purchase program to buy back up to $3.0 billion of the Company's common stock.

Capital Structure

	At September 30, 2002	At December 31, 2001

Notes payable to banks	$517.5	$645.0
Commercial paper	551.3	1,104.3
Senior debt	9,569.3	9,187.5
Senior subordinated debt	52.8	50.8
Subordinated debentures	—	19.8
Other notes	9.5	16.2
Obligations under capital leases	411.7	452.0

Total Debt	11,112.1	11,475.6
Less current portion	357.3	299.0
Less discontinued operations debt (a)	290.9	352.9

Total Long-Term Debt	$10,463.9	$10,823.7

(a)
Included in "Other liabilities" on the consolidated balance sheets.

The senior, senior subordinated, and subordinated debt of each of Viacom Inc. and its wholly owned subsidiary, Viacom International Inc., is fully and unconditionally guaranteed by Viacom International Inc. and Viacom Inc., respectively. The senior debt and senior subordinated debt of the Company's wholly owned subsidiaries, CBS Broadcasting Inc. and Go Outdoor Systems Holdings S.A., respectively, are not guaranteed by Viacom Inc. nor Viacom International Inc.; the aggregate outstanding amount of such debt at September 30, 2002 was approximately $105 million.

The Company's long-term debt presented above includes, for the periods ending September 30, 2002 and December 31, 2001, respectively, (i) an aggregate unamortized premium of $50.2 million and $49.4 million and (ii) the change in the carrying value of the debt relating to fair value swaps of $94.6 million and $2.8 million.

As of September 30, 2002, the Company had unused revolving credit facilities of $3.96 billion in the aggregate. The primary purpose of the facilities is to support commercial paper borrowings. At September 30, 2002, the Company had borrowings of $551.3 million under its $4.75 billion commercial paper program. Borrowings under the program have maturities of less than a year.

At September 30, 2002, the Company had classified approximately $1.2 billion of commercial paper and other debt scheduled to mature within the next twelve months as long-term debt, reflecting its intent and ability, through the existence of unused revolving credit facilities, to refinance this debt on a long-term basis. Total debt of $11.1 billion at September 30, 2002 and $11.5 billion at December 31, 2001 were both 15% as a percentage of total capitalization of the Company.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

For the nine months ended September 30, 2002, the following debt issuances, maturities and redemptions occurred:

Debt Issuances
    April 25, 2002, $700.0 million 5.625% senior notes due 2007; interest on notes will be paid semi-annually
August 28, 2002, $600.0 million 5.625% senior notes due 2012; interest on notes will be paid semi-annually
Debt Maturities January 1, 2002, 7.625% senior notes, $143.0 million January 15, 2002, 7.50% senior notes, $250.0 million June 15, 2002, 8.375% senior notes, $321.8 million

Debt Redemptions
    January 15, 2002, $18.7 million 11.375% subordinated exchange debentures due 2009 at 105.7% of principal
    June 1, 2002, $31.1 million 8.875% senior debentures due 2022 at 104.4% of principal
    June 15, 2002, $2.6 million 8.875% senior subordinated notes due 2007 at 104.4% of principal
August 1, 2002, $239.5 million 8.25% senior debentures due 2022 at 103.5% of principal

For the nine months ended September 30, 2002, the Company repurchased approximately $26 million of its senior debt.

Liquidity and Capital Resources

The Company believes that its year-to-date operating cash flow of $1.95 billion, cash and cash equivalents of $521.0 million at September 30, 2002, and borrowing capacity under committed bank facilities (which consisted of unused revolving credit facilities of $3.96 billion in the aggregate at September 30, 2002), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments and its financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film operations, and talent contracts will come primarily from cash flow from operations.

The Company continually projects anticipated cash requirements, which include capital expenditures, share purchases, acquisitions, and principal payments on its outstanding indebtedness, as well as cash flows generated from operating activity available to meet these needs. Any net cash funding requirements are financed with short-term borrowings (primarily commercial paper) and long-term debt. Commercial paper borrowings, which also accommodate day-to-day changes in funding requirements, are backed by committed bank facilities that may be utilized in the event that commercial paper borrowings are not available. The Company's strong credit position, which is reflected by an A-/A3 rating, affords access to the capital markets. The Company anticipates that scheduled debt maturities in 2002 and 2003 will be funded with cash flows generated from operating activities and proceeds from the issuance of debt. The Company continually evaluates the relative cost of short and long-term debt in conjunction with refinancing risk. There are no provisions in any of the Company's material financing agreements that would cause an acceleration of the obligation in the event of a downgrade in the Company's debt ratings.

The Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock and warrants of Viacom that may be issued for aggregate gross proceeds of $5.0 billion. The registration statement was first declared effective on January 8, 2001. The net proceeds from the sale of the offered securities may be used by Viacom for general corporate purposes, including repayment of borrowings, working capital and capital expenditures; or for such other purposes as may be specified in the applicable Prospectus Supplement. To date, the Company has issued $1.635 billion of securities under the shelf registration statement.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

For the nine months ended September 30, 2002, the Company had a total of $1.03 billion of long-term debt maturities, redemptions and repurchases and issued $1.3 billion of long-term debt. The long-term debt issuances maintained the Company's unused borrowing capacity and its financial flexibility.

Planned capital expenditures for 2002, including information systems cost, were approximately $625 million to $675 million. The Company has spent $329.6 million as of September 30, 2002, and currently expects full year capital expenditures to be approximately $560 million. Capital expenditures are primarily funded by cash flow from operations.

Commitments

The Company has long-term noncancelable operating lease commitments for retail and office space and equipment, transponders, studio facilities and vehicles. The Company has also entered into capital leases for satellite transponders and buildings.

Viacom's outdoor advertising business has franchise rights entitling it to display advertising on media such as buses, trains, bus shelters, terminals, billboards, and phone kiosks. Under most of these franchise agreements, the franchiser is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment.

As of September 30, 2002, other commitments of the Company not reflected on the balance sheet are estimated to aggregate approximately $15.5 billion. These commitments include approximately $9.6 billion for the acquisition of sports programming rights, approximately $4.9 billion relating to television, radio and feature film production and acquisitions and approximately $1.0 billion for talent contracts. A majority of such fees are payable over several years, as part of the normal course of business.

Guarantees

The Company owns a 50% equity interest in United Cinemas International ("UCI"), which operates movie theaters in Europe, Latin America and Asia. As of September 30, 2002, the Company guaranteed approximately $256.0 million of UCI's debt obligations and $156.3 million of theater leases. The debt obligation was entered into in December 2000 and is payable in full by UCI in December 2002. The Company is obligated to pay this amount in full if UCI does not make the payment. The Company also owns a 50% interest in Grauman's Theatres LLC and guarantees certain theater leases for approximately $15.2 million. The above lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of September 30, 2002.

The Company is also subject to certain off-balance sheet lease guarantees related to the divestitures of certain businesses. The Company estimates these guarantees to be less than $100 million at September 30, 2002.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Legal Matters

Antitrust.    The Company, Blockbuster and Paramount Home Entertainment and other major motion picture studios received a directed verdict in their favor at the close of the plaintiffs' evidence at trial in the lawsuit filed on July 21, 1999 in the United States District Court for the Western District of Texas by one former and three present independent video retailers. The plaintiffs alleged that the Company and the studios conspired among themselves and with Blockbuster to restrain competition in the nationwide market for distribution of videocassettes for rental to the public in violation of federal and California law. Plaintiffs sought injunctive relief under federal law as well as triple the amount of the alleged actual damages to themselves and those similarly situated under California statutes. Plaintiffs have filed an appeal to the Fifth Circuit Court of Appeals. In January 2001, plaintiffs filed a substantially similar complaint with approximately 200 additional named plaintiffs in Superior Court for the County of Los Angeles. This complaint also sought certification of a nationwide class of similarly situated plaintiffs. On January 8, 2002, the California court denied plaintiffs' motion for class certification. Plaintiffs have appealed such denial of class certification by the California court. The Company and the other defendants have filed a motion for summary judgment with the Superior Court for the County of Los Angeles. The Company believes that the plaintiffs' position in these litigations is without merit and intends to continue to defend itself vigorously in the litigations.

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

Claims typically are both filed and settled in large groups, which makes the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. As of September 30, 2002, the Company had pending approximately 125,600 asbestos claims, as compared to approximately 129,900 as of September 30, 2001 and approximately 106,000 as of December 31, 2001. Of the claims pending as of September 30, 2002, approximately 93,800 were pending in state courts, approximately 22,400 in federal court and approximately 9,400 were third party claims. During the third quarter of 2002, the Company received approximately 11,000 new claims and closed approximately 3,300 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

Filings include claims for individuals suffering from mesothelioma, a rare cancer which is allegedly caused solely by exposure to asbestos, lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure, other cancers, and conditions that are substantially less

Management's Discussion and Analysis of
Results of Operations and Financial Condition

serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. The total number of asbestos claims filed year-to-date through September 30, 2002 has declined relative to the comparable period in 2001 primarily as a result of a decline in claims filed on behalf of individuals who have not identified the claimed injury or who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at September 30, 2002. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury.

The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and that these asbestos liabilities are not likely to have a material adverse effect on its results of operations, financial position or cash flows.

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

Litigation is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that all of the above-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows.

Market Risk

The Company is exposed to market risk related to foreign currency exchange rates and interest rates. The Company uses derivative financial instruments to modify exposure to risks from fluctuations in foreign currency exchange rates and interest rates. In accordance with its policy, the Company does not use derivative instruments unless there is an underlying exposure and therefore, the Company does not hold or enter into financial instruments for speculative trading purposes.

Foreign Exchange Risk

The Company conducts business with companies in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. dollar. In order to hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, Singapore Dollar and the Euro, foreign currency forward and option contracts are used. The Company manages the use of foreign exchange derivatives centrally. At September 30, 2002, the notional value of all foreign exchange contracts was $255.1 million, of which $57.2 million related to the hedging of future production costs. Approximately 90% of consolidated revenues are generated in U.S. dollars,

Management's Discussion and Analysis of
Results of Operations and Financial Condition

accordingly, a 10% fluctuation in foreign currency rates would not have a material effect on results of operations.

Interest Rate Risk

In connection with managing its debt, the Company uses interest rate swaps to modify or eliminate its exposure to interest rates. This includes both fixed to variable rate swaps, which are designated as fair value hedges and variable to fixed rate swaps which are designated as cash flow hedges. Based on the amount of variable rate debt outstanding on September 30, 2002, a 100 basis point change in interest rates would cause a $23.3 million change in annual interest expense.

The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties. The Company's receivables do not represent significant concentrations of credit risk at September 30, 2002, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

Related Parties

National Amusements, Inc. ("NAI") is a closely held corporation that beneficially owns the Company's Class A Common Stock representing approximately 69% of the voting power of all classes of the Company's Common Stock, and approximately 11% of the Company's Class A Common Stock and Class B Common Stock on a combined basis at September 30, 2002. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board of Directors and Chief Executive Officer of the Company.

The Company owns a minority equity interest in Westwood One, Inc. ("Westwood One"). Most of Infinity's radio stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's radio programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and in certain instances, shares in revenue from the sale of Infinity's programming. In addition, certain employees of Infinity serve as officers of Westwood One for which the Company receives a management fee. Revenues from these arrangements were approximately $20.9 million and $20.4 million for the third quarter of 2002 and 2001, respectively, and $94.2 million for the nine months ended September 30, 2002 and $66.4 million for the nine months ended September 30, 2001

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q, including "Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements: advertising market conditions generally; changes in the public acceptance of the Company's programming; changes in technology and its effect on competition in the Company's markets; changes in the Federal Communications laws and regulations; the impact of piracy on the Company's products; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company's businesses generally; and other factors described in the Company's filings made under the securities laws, including, among others, those set forth under the heading "Cautionary Statement Concerning Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2001. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not presently known. The forward-looking statements included in this document are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. The Company cannot make any assurance that projected results or events will be achieved.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Response to this is included in "Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition—Market Risk."

Item 4. Controls and Procedures.

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this quarterly report and concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.			Description of Document
(2)			Plan of Acquisition
	(a	)	Amended and Restated Agreement and Plan of Merger, dated as of September 6, 1999, as amended and restated as of October 8, 1999 and as of November 23, 1999, among Viacom Inc., CBS Corporation and Viacom/CBS LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 initially filed by Viacom Inc. on October 7, 1999) (File No. 333-88613).
	(b	)	Agreement and Plan of Merger, dated as of October 30, 2000, among Viacom Inc., IBC Merger Corp. and Infinity Broadcasting Corporation (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Viacom Inc. filed on October 31, 2000) (File No. 1-9553).
(3)			Articles of Incorporation and By-laws
	(a	)	Restated Certificate of Incorporation of Viacom Inc. effective May 23, 2001 (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2001) (File No. 1-9553).
	(b	)	Amended and Restated By-laws of Viacom Inc. effective May 4, 2000 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 initially filed by Viacom Inc. on October 7, 1999) (File No. 333-88613).
(4)			Instruments defining the rights of security holders including indentures
	(a	)	Specimen certificate representing Viacom Inc. Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 initially filed by Viacom Inc. on May 19, 1987) (File No. 33-13812).
	(b	)	Specimen certificate representing Viacom Inc. Class B Common Stock (incorporated by reference to Exhibit 4(a) to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 1990) (File No. 1-9553).
	(c	)	The instruments defining the rights of holders of the long-term debt securities of Viacom Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Viacom Inc. hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
(10)			Material Contracts
	(a	)	Viacom Excess 401(k) Plan for Designated Senior Executives (filed herewith).
	(b	)	Viacom Bonus Deferral Plan for Designated Senior Executives (filed herewith).
	(c	)	Amendment, dated August 1, 2002, to the Agreement dated as of May 1, 2000 between Viacom Inc. and William A. Roskin (filed herewith).
(12)			Statement Regarding Computation of Ratios (filed herewith)

(b)  Reports on Form 8-K.

    Current Report on Form 8-K of Viacom Inc. filed on August 29, 2002, under Items 5 and 7, with respect to the August 28, 2002 issuance and sale of $600 million aggregate principal amount of Viacom Inc.'s 5.625% senior notes due 2012.

    In addition, Viacom Inc. furnished to the SEC on August 14, 2002, a Current Report on Form 8-K under Item 9 with respect to certifications pursuant to Section 21(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIACOM INC. (Registrant)
Date: November 14, 2002	/s/ RICHARD J. BRESSLER
Richard J. Bressler Senior Executive Vice President Chief Financial Officer

Date: November 14, 2002	/s/ SUSAN C. GORDON
Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

CERTIFICATION

I, Sumner M. Redstone, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Viacom Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ SUMNER M. REDSTONE Sumner M. Redstone Chairman and Chief Executive Officer

CERTIFICATION

I, Richard J. Bressler, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Viacom Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ RICHARD J. BRESSLER Richard J. Bressler Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.			Description of Document
(2)			Plan of Acquisition
	(a	)	Amended and Restated Agreement and Plan of Merger, dated as of September 6, 1999, as amended and restated as of October 8, 1999 and as of November 23, 1999, among Viacom Inc., CBS Corporation and Viacom/CBS LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 initially filed by Viacom Inc. on October 7, 1999) (File No. 333-88613).
	(b	)	Agreement and Plan of Merger, dated as of October 30, 2000, among Viacom Inc., IBC Merger Corp. and Infinity Broadcasting Corporation (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Viacom Inc. filed on October 31, 2000) (File No. 1-9553).
(3)			Articles of Incorporation and By-laws
	(a	)	Restated Certificate of Incorporation of Viacom Inc. effective May 23, 2001 (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2001) (File No. 1-9553).
	(b	)	Amended and Restated By-laws of Viacom Inc. effective May 4, 2000 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 initially filed by Viacom Inc. on October 7, 1999) (File No. 333-88613).
(4)			Instruments defining the rights of security holders including indentures
	(a	)	Specimen certificate representing Viacom Inc. Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 initially filed by Viacom Inc. on May 19, 1987) (File No. 33-13812).
	(b	)	Specimen certificate representing Viacom Inc. Class B Common Stock (incorporated by reference to Exhibit 4(a) to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 1990) (File No. 1-9553).
	(c	)	The instruments defining the rights of holders of the long-term debt securities of Viacom Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Viacom Inc. hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
(10)			Material Contracts
	(a	)	Viacom Excess 401(k) Plan for Designated Senior Executives (filed herewith).
	(b	)	Viacom Bonus Deferral Plan for Designated Senior Executives (filed herewith).
	(c	)	Amendment, dated August 1, 2002, to the Agreement, dated as of May 1, 2000 between Viacom Inc. and William A. Roskin (filed herewith).
(12)			Statement Regarding Computation of Ratios (filed herewith)