Form 10-K
period 2002-12-31
VIACOM INC
filed 2003-03-27
CIK 813828

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

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
 None
 (Title Of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes /x/ No / /

        As of June 28, 2002, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of Viacom Inc. Class A Common Stock, $0.01 par value ("Class A Common Stock"), held by non-affiliates was approximately $1,932,768,054 (based upon the closing price of $44.46 per share as reported by the New York Stock Exchange on that date) and the aggregate market value of the shares of the Viacom Inc. Class B Common Stock, $0.01 par value ("Class B Common Stock"), held by non-affiliates was approximately $67,175,168,187 (based upon the closing price of $44.37 per share as reported by the New York Stock Exchange on that date).

        As of March 14, 2003, 134,933,495 shares of Class A Common Stock and 1,621,605,094 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Viacom Inc.'s Notice of the 2003 Annual Meeting and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement") (Part III).

Part I

Item 1.    Business.

BACKGROUND

        Viacom Inc. (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "Viacom") is a diversified worldwide entertainment company with operations, during 2002, in the following segments:

  •
  CABLE NETWORKS: The Cable Networks segment operates MTV MUSIC TELEVISION®, SHOWTIME®, NICKELODEON®/NICK AT NITE®, VH1 MUSIC FIRST®, MTV2 MUSIC TELEVISION™, TV LAND®, TNN: THE NATIONAL NETWORK™, CMT®: COUNTRY MUSIC TELEVISION™, the BET CABLE NETWORK™ and BET JAZZ: THE JAZZ CHANNEL™, among other program services.

  •
  TELEVISION: The Television segment consists of the CBS® and UPN® television networks, the Company's owned broadcast television stations and its television production and syndication business, including KING WORLD® PRODUCTIONS and PARAMOUNT TELEVISION™.

  •
  INFINITY: The Infinity segment owns and operates 185 radio stations through INFINITY RADIO®, and owns and/or operates outdoor advertising properties through VIACOM OUTDOOR™. Beginning January 1, 2003, the Company operates INFINITY as two segments, RADIO and OUTDOOR. Future disclosure of segment results will conform to this new presentation.

  •
  ENTERTAINMENT: The Entertainment segment includes PARAMOUNT PICTURES®, which produces and distributes theatrical motion pictures; the publishing and distribution of consumer books and multimedia products, under imprints such as SIMON & SCHUSTER®, POCKET BOOKS®, SCRIBNER® and THE FREE PRESS™; PARAMOUNT PARKS®, which owns and operates five theme parks and a themed attraction in the U.S. and Canada; and movie theater and music publishing operations.

  •
  VIDEO: The Video segment consists of an approximately 80.4% equity interest in Blockbuster Inc., which operates and franchises BLOCKBUSTER® video stores worldwide.

        For the year ended December 31, 2002, contributions to the Company's consolidated revenues from its segments were as follows: Cable Networks 19%, Television 30%, Infinity 15%, Entertainment 15% and Video 23%. Intercompany revenue eliminations, as a percentage of total revenues, were 2% for the year ended December 31, 2002. The Company generated approximately 16% of its total revenues from international regions in 2002. For the year ended December 31, 2002, approximately 56% and 23% of total international revenues of $4.0 billion were generated in Europe and Canada, respectively.

        The Company was organized in Delaware in 1986 for the purpose of acquiring the stock of a predecessor. In 1994, the Company acquired Paramount Communications Inc. and Blockbuster Entertainment Corporation. In August 1999, Blockbuster Inc. ("Blockbuster") (NYSE: BBI) sold to the public approximately 17.7% of its common stock. The Company, through its ownership of all of the outstanding shares of Blockbuster Class B common stock, as of March 14, 2003, holds approximately 80.4% of the total equity value in, and approximately 95.3% of the combined voting power of, Blockbuster.

        On May 4, 2000, the Company completed its merger with CBS Corporation ("CBS") for a total purchase price of approximately $39.8 billion, which included the issuance of approximately 836.5 million shares of Viacom Class B Common Stock (the "Viacom/CBS Merger"). As a result of the Viacom/CBS Merger, the Company acquired an approximate 64.2% equity interest in Infinity Broadcasting Corporation ("Infinity"). On February 21, 2001, Infinity merged with and into a wholly owned subsidiary of the

Company (the "Infinity Merger"). In connection with the Infinity Merger, the Company issued approximately 232 million shares of Viacom Class B Common Stock.

        On January 23, 2001, the Company completed its acquisition of BET Holdings II, Inc., which operates the BET CABLE NETWORK and BET JAZZ: THE JAZZ CHANNEL, among other services, for a total purchase price of approximately $3 billion, which included the net issuance of approximately 43 million shares of Viacom Class B Common Stock.

        On May 15, 2002, the Company acquired the assets of KCAL-TV for approximately $650 million in cash.

        As of March 14, 2003, National Amusements, Inc. ("NAI"), a closely held corporation that owns and operates approximately 1,400 movie screens in the U.S., the U.K. and South America, beneficially owned Class A Common Stock of the Company representing approximately 69% of the voting power of all classes of the Company's Common Stock, and approximately 11% of the Company's Class A Common Stock and Class B Common Stock on a combined basis. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board and Chief Executive Officer of the Company.

        The Company's principal offices are located at 1515 Broadway, New York, New York 10036 (telephone 212/258-6000).

        For additional information about principal acquisitions, see Note 3 to the Consolidated Financial Statements.

VIACOM BUSINESS SEGMENTS

    Cable Networks    (19%, 19% and 20% of the Company's consolidated revenues in 2002, 2001 and 2000)

        The Company owns and operates advertiser-supported basic cable television program services through MTV Networks ("MTVN") and BET: Black Entertainment Television ("BET") and premium subscription television program services through Showtime Networks Inc. ("SNI") in the U.S. and internationally.

        Generally, the Company's cable networks are offered for a fee to customers of cable television operators, distributors of direct-to-home satellite services ("DTH") and other multichannel distributors. Cable television and DTH are currently the predominant means of distribution of the Company's program services in the U.S. Internationally, distribution technology varies territory by territory.

        MTV Networks.    In the U.S., MTVN's owned and operated program services include MTV: MUSIC TELEVISION ("MTV"), MTV's spin-off, MTV2: MUSIC TELEVISION ("MTV2"), NICKELODEON/NICK AT NITE, TV LAND, VH1 MUSIC FIRST ("VH1"), CMT: COUNTRY MUSIC TELEVISION ("CMT"), TNN: THE NATIONAL NETWORK ("TNN") and COLLEGE TELEVISION NETWORK® ("CTN").

        MTV's programming consists of youth-oriented programming appealing primarily to an audience aged 18 to 24, including music videos, music-based programming, music and general lifestyle information, reality-based programming, comedy and dramatic series, animated programs, news specials, interviews and documentaries. Recent programming highlights include MTV's TOTAL REQUEST LIVE, THE OSBOURNES, MTV CRIBS and THE REAL WORLD. In addition to MTV's series programming, MTV continues to exhibit successful annual events such as THE MTV VIDEO MUSIC AWARDS, THE MTV MOVIE AWARDS and MTV ICON, all of which present various artist tributes and performances. At December 31, 2002 according to the Nielsen Media Research report, MTV reached approximately 85.0 million domestic subscriber households. MTV2, a 24-hour, seven-days-a-week spin-off of MTV, offers a "freeform" music format which features music videos from a broad range of musical genres and artists. At December 31, 2002 according to the Nielsen Media Research report, MTV2 had approximately 47.6 million domestic subscriber households. MTVN also operates "The Suite from MTV Networks" ("The Suite"), a package containing MTV2 and several digital television program services, including VH1 CLASSIC and seven other music related services including two Spanish-language music services. The Suite is available through DTH distributors and cable operators offering digital technology. On October 31, 2002, MTVN purchased CTN, a program service which offers to students on U.S. college campuses a blend of music, news, sports and college-specific programming.

        MTV FILMS® produced the feature films ORANGE COUNTY, MARTIN LAWRENCE LIVE: RUNTELDAT and JACKASS THE MOVIE. The feature film CROSSROADS was also presented in association with MTV FILMS. All of these films were released by PARAMOUNT PICTURES during 2002. MTV offers lines of home video, consumer products and books featuring MTV programming and personalities.

        NICKELODEON combines acquired and originally produced programs in a pro-social, non-violent format comprising two distinct program units tailored to age-specific demographic audiences: NICKELODEON, targeted to audiences ages 2 to 11 (which includes NICK JR®, a program block designed for 2 to 5 year olds, and popular shows such as RUGRATS, BLUE'S CLUES and SPONGEBOB SQUAREPANTS); and NICK AT NITE, which attracts primarily audiences ages 18 to 49 and offers mostly situation comedies from various eras, including CHEERS, THE COSBY SHOW, ALL IN THE FAMILY and COACH. At December 31, 2002, according to the Nielsen Media Research report, NICKELODEON/NICK AT NITE reached approximately 86.2 million domestic subscriber households. NICKELODEON licenses its brands and characters for and in connection with merchandise, home video and publishing worldwide. NICKELODEON MOVIES® develops a mix of story-and character-driven projects based on original ideas and NICKELODEON programming, such as the feature films HEY ARNOLD! THE MOVIE and THE WILD THORNBERRYS MOVIE, released in 2002 by PARAMOUNT PICTURES. In addition to services described above, The Suite contains NOGGIN® and three other program services from NICKELODEON. NOGGIN is a 24-hour, seven-days-a-week, children's program service, distributed primarily by digital cable and satellite. NOGGIN seeks to educate and entertain 2 to 12 year olds and their families. NOGGIN's programming line-up includes a mix of live action, news, animated and puppet shows, including many acclaimed series such as Sesame Street and BLUE'S CLUES after their initial network runs. In April 2002, NOGGIN launched THE N™, a tween and teen program block for viewers ages 9 to 17. The Suite also includes NICKELODEON GAS GAMES and SPORTS FOR KIDS®, a program service featuring children's game shows and sports programming for viewers ages 6 to 11. NICKELODEON owns and operates theme park attractions and touring shows under its NICKELODEON RECREATION unit and interactive public attractions and television production studios under its NICKELODEON STUDIOS® unit located at Universal Studios Florida. NICKELODEON also produces original animation at its NICKTOONS® Animation Studio in Burbank, California. Additionally, the Company publishes monthly NICKELODEON MAGAZINE.

        TV LAND is comprised of a broad range of well-known television programs from various genres, including comedies, dramas, westerns, variety and other formats from the 1950s through today, including THE ANDY GRIFFITH SHOW, MACGYVER, LEAVE IT TO BEAVER, I LOVE LUCY, SANFORD & SON and HAPPY DAYS. In addition, TV LAND offers original programming, including TV LAND LEGENDS: THE 60 MINUTES INTERVIEWS and INSIDE TV LAND. At December 31, 2002, according to the Nielsen Media Research report, TV LAND reached approximately 78.3 million domestic subscriber households.

        VH1 presents music and related programming directed at an audience aged 18 to 49 with an emphasis on series which feature viewers' favorite music artists and pop culture highlights. Examples of such programming include: VH1 BEHIND THE MUSIC; DRIVEN; 100 GREATEST ONE HIT WONDERS; ALL ACCESS; I LOVE THE 80'S; and ULTIMATE ALBUMS. In addition, VH1 airs concerts, musically themed movies, music videos, as well as special events such as VH1/VOGUE FASHION AWARDS, DIVAS LAS VEGAS, and VH1 BIG IN 2002 AWARDS. At December 31, 2002, according to the Nielsen Media Research report, VH1 reached approximately 83.8 million domestic subscriber households. The VH1 SAVE THE MUSIC® Foundation, in connection with VH1's cable television and satellite affiliates, since its inception, has restored public school music programs in 900 schools located in 75 communities, and has donated over $21 million of musical instruments benefiting more than 400,000 children. In 2002, the cable television industry recognized the VH1 SAVE THE MUSIC Foundation with three Beacon Awards for excellence in public service.

        CMT presents country music-related original programming, specials, live concerts and events, as well as a mix of country music videos by established artists, including world premier videos. CMT is directed at an audience aged 18 to 49 and is offered in the U.S. and Canada. Its original programming in 2002 included CMT's 40 GREATEST WOMEN OF COUNTRY; CROSSROADS; INSIDE FAME; CMT GOT ME IN WITH THE BAND, as well as CMT's FLAMEWORTHY VIDEO MUSIC AWARDS. At December 31, 2002, according to the Nielsen Media Research report, CMT reached approximately 66.0 million domestic subscriber households and Mediastats reports CMT's Canadian distribution at November 2002, at approximately 8.0 million subscriber households.

        TNN presents a range of popular programming such as the highly-rated WWE RAW, CSI: CRIME SCENE INVESTIGATION and STAR TREK: THE NEXT GENERATION and original programming such as OBLIVIOUS and SLAMBALL. TNN's programming also includes popular movies such as the James Bond motion picture series and off-network television series such as BLIND DATE, REAL TV, and BAYWATCH. In January 2003, TNN announced that it would build on its strong male audience by becoming the first entertainment network for men, targeting an 18-49 demographic, with a focus on non-fiction programming and animated series. In 2003, TNN expects to introduce animated programming, including THE NEW REN & STIMPY, STRIPPERELLA and GARY THE RAT. The Company offers TNN in the U.S. and in Canada. At December 31, 2002, according to the Nielsen Media Research report, TNN reached approximately 86.0 million domestic subscriber households and Mediastats reports TNN's Canadian distribution at November 2002, at approximately 6.6 million subscriber households.

        Internationally, MTVN owns and operates, participates in as a joint venturer, and licenses third parties to operate, MTVN program services, including MTV, VH1, NICKELODEON and TV LAND. The MTVN international program services are described in the chart that follows. Most of the MTVN international program services are regionally customized to suit the local tastes of the particular young adult viewers through the inclusion of local music, programming and on-air personalities, and use of the local language. MTV Networks Europe is Europe's most widely distributed cable and satellite network comprising 29 individual music and kids channels, including MTV (7 regionalized services), VH1 (3 services), MTV2, MTV Hits, MTV Base, MTV Dance, MTV2 Pop, MTV Classic, THE MUSIC FACTORY ("TMF") (3 services), Nickelodeon (9 services) and Kindernet. The network currently reaches more than 100 million households in Europe via a combination of satellite, cable, and terrestrial distribution. On June 26, 2002, the Company acquired Vivendi Universal's interest in the MTV Asia program service, which is now wholly owned by the Company.

International MTVN Program Services

        The following table sets forth information regarding MTVN program services offered internationally as of March 14, 2003:

Program Service	Territory	Ownership	Regional Feeds/ Language(1)	Launch/ Commencement Date
CMT Canada	Canada	Joint Venture (with Corus Entertainment)	English	September 1996
MTV Europe (includes 7 regional MTV: Music Television feeds; MTV Base; MTV Hits; MTV Dance; MTV2; MTV2POP; and the TMF services in The Netherlands, Belgium and U.K.)
	40 territories, including European Union states, Eastern and Central Europe, South Africa, certain countries in the former Soviet Union, the Gulf States, the Middle East, Egypt, Faroe Islands, Israel, Liechtenstein, Malta and Moldova	100% by the Company
			7 Regional MTV Feeds presented in local languages—U.K and Ireland (in English), Netherlands (in Dutch), Spain (in Spanish), France (in French), Central (in German), other than Nordic (in English) and European (in English), and 3 Regional TMF Feeds in The Netherlands, Belgium (in Flemish), and the U.K. (in English)	Various: August 1987-2002
MTV Italia	Italy	Joint Venture (with Holding Media e Communicazione S.p.A., formerly known as Cecchi Gori Communications S.p.A.)	Italian	September 2001
MTV Poland (includes 2 feeds: MTV: Music Television and MTV Classic)	Poland	Joint Venture (with UPC Programming PC)	Polish	July 2000 (MTV: Music Television) June 2002 (MTV Classic)
MTV Romania	Romania	Licensing arrangement between MTV Europe and Transglobal Media SRL (a Romanian company)	Romanian	June 15, 2002
MTV Russia	Russia	Joint Venture (with Russia Partners Company, L.P. and others)	Russian	September 1998
MTV Latin America (includes 3 regional MTV Music Television feeds)
	Bolivia, Chile, Ecuador, Peru, Colombia, Costa Rica, Dominican Republic, El Salvador, Guatemala, Honduras, Mexico, Nicaragua, Panama, Puerto Rico, Venezuela, other Caribbean, Argentina, Brazil, Paraguay, Uruguay	100% by the Company
			3 Regional MTV Feeds presented in Spanish: Central (Bolivia, Chile, Ecuador and Peru); North (Colombia, Costa Rica, Dominican Republic, El Salvador, Guatemala, Honduras, Mexico, Nicaragua, Panama, Puerto Rico, Venezuela, other Caribbean); South (Argentina, Brazil, Paraguay, Uruguay)	October 1993

Program Service	Territory	Ownership	Regional Feeds/ Language(1)	Launch/ Commencement Date
MTV Brasil	Brazil	Joint Venture (with Abril S.A.)	Portuguese	October 1990
MTV Asia (includes 4 regional MTV: Music Television feeds)	Taiwan, certain provinces in China*, Brunei, Singapore, Malaysia, Vietnam, Hong Kong, Papua New Guinea, India, Sri Lanka, Nepal, Maldives, Mauritius and the Middle East	100% by the Company	4 regional MTV Feeds presented in English and local languages: MTV Mandarin (in Mandarin), MTV Southeast Asia (in English), MTV India (in English and Hindi), and MTV China (in Chinese)	Various: April 1995-2003
MTV Indonesia	Indonesia	Joint Venture (through P.T. Ekabinanusa Yamasela and P.T. Bimantara Citra Tbk)	Bahasa Indonesian	May 2002
MTV Korea	South Korea	Joint Venture (with On Media Corp.)	Korean	July 2001 (original Korean language programming blocks since 1999)
MTV Philippines	Philippines	Joint Venture (with Nation Broadcasting Corp.)	English and Tagalog	January 2001
MTV Thailand	Thailand	Joint Venture (with Ten Music Television Co. Ltd.)	Thai and English	November 2001
MTV Japan	Japan	Joint Venture (with @Japan Media K.K. and others)	Japanese	January 2001
MTV Australia	Australia	Licensing Arrangement (with Optus Vision Pty Limited)	English	March 1997
MTV Canada (includes 2 feeds: MTV: Music Television and MTV2)	Canada	Licensing Arrangement (with Craig Broadcast Systems Inc.)	2 Feeds in English	October and December 2001
Nickelodeon Asia (includes 4 regional Nickelodeon feeds)	Japan, India, Malaysia, New Zealand, Indonesia, Hong Kong, Bhutan, Palau, Maldives, Pakistan, Sri Lanka, Philippines, Singapore, Bangladesh, Nepal, China*, South Korea*, Brunei and Papua New Guinea	100% by the Company
			4 regional Nickelodeon feeds in English and local languages: Nickelodeon Asia (in English), Nickelodeon Japan (in Japanese), Nickelodeon Philippines (in English and Tagalog) and Nickelodeon India (in English and Hindi)	Various: November 1998-2002
Nickelodeon Latin America	Latin America, Brazil and the Caribbean	100% by the Company	Spanish, Portuguese and English	December 1996
Nickelodeon Australia	Australia	Joint Venture (with XYZ Entertainment Pty Ltd.)	English	October 1995

Program Service	Territory	Ownership	Regional Feeds/ Language(1)	Launch/ Commencement Date
Nickelodeon Europe (includes 9 regional Nickelodeon services)
	CIS/Baltic Republics (including Russia, Uzbekistan, Ukraine, Kazakhstan, Kyrgystan, Moldova, Georgia, Belarus, Estonia, Latvia and Lithuania); Nordic region (including Sweden, Norway, Denmark and Finland); Central and Eastern Europe countries (including Hungary, Turkey, Malta); The Netherlands; Spain; Cyprus*; Greece*; Switzerland* and Africa*	100% by the Company
			9 Regional Nickelodeon Services in local languages: CIS/Baltic Republics (Russian), Nordic Region (Swedish, Norwegian, Danish, English), Central and Eastern Europe (Hungarian-Magyar, English) Spain (Castillan), The Netherlands (Dutch), Cyprus* (Greek Hellenic), Switzerland* (German), Africa* (English) and Greece* (Greek Hellenic)	Various: February 1997-2001
Nickelodeon U.K.* (includes 3 Nickelodeon services)	U.K.	Joint Venture (with British Sky Broadcasting Limited)	3 Nickelodeon services presented in English: Nickelodeon UK; Nick Jr. and Nick Toons	September 1993 (Nick) September 1999 (Nick Jr.) September 2002 (Nick Toons)
TV Land Canada	Canada	Licensing Arrangement (with Craig Broadcast Systems Inc.)	English	September 2001
VH1 U.K./VH1 European/VH1 Classic	All European Union states, the Gulf States, the Middle East, South Africa, Scandinavia, Israel, Malta, Moldova, South Africa and Eastern Europe	100% by the Company	English	September 1994
VH1 Thailand*	Thailand*	License Arrangement (with MTV Music Television Networks Co., Ltd.)	English and Thai	October 2002

*
Denotes program services that are not 24 hours-a-day/seven-days-a-week.
(1)
All MTV and VH1 program services include English language music videos.

        MTVN, in exchange for cash and advertising time or for promotional consideration only, licenses from record companies' music videos for exhibition on MTV, MTV2, VH1, CMT and other MTVN program services. MTVN has entered into multi-year global music video licensing agreements with the major record companies. These agreements generally cover a three-to-five year period and contain provisions regarding video exhibition. MTVN also has entered into global or regional license agreements with certain independent record companies. MTVN expects to renew or initiate additional global or regional license agreements with the foregoing record companies and other record companies. However, there can be no assurance that such renewals or agreements can be concluded on favorable terms (see "Viacom Business Segments—Competition—Cable Networks").

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

        MTVN operates Internet sites that appeal to the current audiences of its various MTV, VH1, CMT, TNN, NICKELODEON and CTN television program services, as well as to new online audiences. In addition to providing entertainment and information on such Web sites, these Web sites provide an additional outlet for sales of Company-licensed and third-party merchandise. In addition, MTVN has numerous music Web site destinations around the world, including MTV.com, VH1.com, CMT.com and collegetelevision.com. In December 2002, MTVN's Web sites attracted over 8.0 million U.S. monthly unique visitors, according to Nielsen/Net Ratings, a leading online audience research measurement service. MTV.com offers users the latest music news, information on artists and MTV programs, and interactive entertainment through programs such as DIRECT EFFECT, TOTAL REQUEST LIVE and VJ FOR A DAY. VH1.com offers users interactive entertainment, music news, fan club information, daily polls and community features. Collegetelevision.com provides information as a special feature relating to the programming of CTN. MTVN, on behalf of its Web sites, currently obtains much of its Web site content from record labels, music publishers and artists. If these providers begin to charge significant fees for their content, or otherwise alter or discontinue their relationship with MTVN's Web sites, then the respective Web site's content offering and business could be adversely affected.

        NICKELODEON operates Web sites that feature NICKELODEON properties, including Nick.com, NickJr.com, Nick-at-Nite.com, Gas.Nick.com and Teachers.Nick.com. Nick.com is a leading Web site for kids, offering convergent entertainment, online games, entertainment tools and services, information on NICKELODEON celebrities and programs and other content for kids. NickJr.com is a leading Web site for parents and their pre-school aged kids, offering parenting advice and information, as well as a pre-school area featuring interactive games, art, stories and music. In December 2002, the Nick.com and NickJr.com Web sites attracted over 3.52 and 1.86 million U.S. monthly unique visitors, respectively, according to Nielsen/Net Ratings. MTVN also operates the TVLand.com and TNNonline.com Web sites providing information and special features relating to the programming on those cable networks.

        BET: Black Entertainment Television.    BET's owned and operated cable program services include the BET CABLE NETWORK and BET JAZZ: THE JAZZ CHANNEL ("BET JAZZ") and, during 2002, BET GOSPEL® and BET HIP HOP® were launched in Atlanta.

        The BET CABLE NETWORK targets the African-American viewing audience, appealing primarily to the 18 to 49 age group, by providing a broad mix of music, entertainment, sports, news and public affairs programming, consisting of both original and acquired programs. BET's programming includes original entertainment specials, hosted music video programs, talk shows, sports, news and public affairs offerings, comedy shows as well as acquired movies, series and gospel music programs.

        Entertainment specials are the most popular form of original programming on the BET CABLE NETWORK. In 2002, BET produced and aired the 2nd ANNUAL BET AWARDS SHOW, the 8th ANNUAL WALK OF FAME, SPRING BLING and the 2nd ANNUAL CELEBRATION OF GOSPEL. The 2002 presentations of these entertainment specials along with 106 & PARK and COMIC VIEW yielded some of the year's highest rated programming on the BET CABLE NETWORK.

        Hosted music video programs are also featured on the BET CABLE NETWORK. Record companies generally provide BET with music videos at no cost in exchange for exposure on the BET CABLE NETWORK. Some of the network's most widely-watched music video programs include 106 & PARK, 106 & PARK: PRIME and RAP CITY: THA BASSMENT. Original programming also includes sports related and entertainment shows such as COMICVIEW, a stand-up comedy show; NYLA, an entertainment show that features movie premieres, fashion trends and music highlights; and MAAD SPORTS, a sports magazine show that examines the lifestyle of today's professional athletes. To complement its originally produced programming, BET acquires the rights to and airs movies of the week such as ALI: AN AMERICAN HERO, PURPLE RAIN and COOLEY HIGH and drama and comedy series such as SOUL FOOD®, THE PARKERS, GIRLFRIENDS and the new animated series, HEY MONIE.

        Music and entertainment fare on the BET CABLE NETWORK is balanced with original news and public affairs programming such as BET NIGHTLY NEWS and JOURNEYS IN BLACK, a documentary series that highlights the lives and achievements of African-Americans.

        BET JAZZ, the only U.S. cable network devoted solely to jazz music, targets the 25 to 54 year old viewing audience. Programming on BET JAZZ consists of a mixture of in-studio performances, festivals, concerts and celebrity interviews. Licensed programs on BET JAZZ feature artists such as Duke Ellington, Billie Holiday and Frank Sinatra. Original programming aired on the network includes JOURNEY WITH JAZZ AT LINCOLN CENTER, hosted by Wynton Marsalis; LYRIC CAFÉ, a poetry show hosted by celebrity guests; and JAZZ PADS, a broadcast that highlights the celebrity homes of jazz artists. During 2002, BET JAZZ also enhanced its original programming through partnerships and sponsorship alliances with major advertisers and industry partners.

        Both the BET CABLE NETWORK and BET JAZZ derive their revenues from the sale of advertising time on the networks and from subscription fees generated by license of the network to cable television operators, DTH and other distributors. As of December 31, 2002, according to the Nielsen Media Research report, the BET CABLE NETWORK reached approximately 74.5 million domestic subscriber households. BET JAZZ is marketed to a niche audience and is made available on both digital and analog distribution platforms.

        BET GOSPEL and BET HIP HOP, BET's digital services, launched in the summer of 2002 serving the Atlanta market. BET GOSPEL features gospel music programming, gospel artist performances and interviews, religious ministries, family programming and programming fare designed to provide spiritual fulfillment. BET HIP HOP features hip-hop and rap music videos, artists and performances.

        BET EVENT PRODUCTIONS® produces special musical events and festivals featuring music genres such as jazz, Latin jazz and rhythm & blues. Its services include event management, venue selection, talent recruitment and sound, light and stage production. BET EVENT PRODUCTIONS also supports the production needs of BET JAZZ. BET BOOKS® is BET's book publishing division which publishes romance, inspirational and mainstream fiction books targeted to the African-American market. Its revenues are generated by book sales through a subscriber book club, retail outlets, discount stores and online book merchants.

        BET has an approximately 42% interest in BET INTERACTIVE, LLC, a company which, through its Web site, BET.com, offers users content and interactive features for news, entertainment, community and other areas tailored to the unique interests and issues of African Americans. BET.com also provides program schedules for the BET CABLE NETWORK and BET JAZZ, the latest music news, artist information, music offerings and interactive entertainment for programs such as 106 & PARK and BET.COM COUNTDOWN. In December 2002, BET.com attracted approximately 761,000 U.S. monthly unique visitors, according to Nielsen/NetRatings. BET.com obtains music content from record labels, music publishers and artists. The National Association of Black Journalists awarded BET.com "Best Online News Project" and "Best Use of Interactivity" for 2002.

        Showtime Networks Inc.    SNI owns and operates three commercial-free, premium subscription television program services in the U.S.: SHOWTIME®, offering recently released theatrical feature films, original motion pictures and series, boxing and other special events; THE MOVIE CHANNEL™, offering recently released theatrical feature films and related programming; and FLIX®, offering theatrical feature films primarily from the 70s, 80s and 90s as well as selected other titles. At December 31, 2002, SHOWTIME, THE MOVIE CHANNEL and FLIX, in the aggregate, had approximately 35.4 million subscriptions in the 50 states, certain U.S. territories and Bermuda. SUNDANCE CHANNEL®, a venture (among SNI, an affiliate of Robert Redford and Universal Studios) managed by SNI through a management agreement which expires on December 31, 2004, is a commercial-free premium subscription television program service in the U.S., dedicated to independent film, featuring top-quality American independent films, documentaries, foreign and classic art films, shorts and animation, with an emphasis on recently released titles.

        SNI also owns and operates several different channels of SHOWTIME and THE MOVIE CHANNEL in the U.S., including SHOWTIME BEYOND®, a genre-based channel featuring sci-fi, horror and fantasy programming; SHOWTIME EXTREME®, a genre-based channel featuring action/adventure programming; SHOWTIME TOO™ offering additional viewing choices of original programming and top-end theatrical features; SHOWTIME SHOWCASE, featuring the best of SHOWTIME's original programming; SHOWTIME NEXT®, a channel targeting 18 to 24 year-olds; SHOWTIME WOMEN®, focusing on women in front of and behind the camera; SHOWTIME FAMILYZONE®, a channel featuring no R-rated programming; and TMC XTRA, an additional channel of THE MOVIE CHANNEL, offering more and varied movie viewing choices. SNI also transmits SHOWTIME HDTV®, a high definition television version of SHOWTIME. In 2002, SNI launched SHOWTIME ON DEMAND® and THE MOVIE CHANNEL ON DEMAND™, which provide SHOWTIME and THE MOVIE CHANNEL subscribers with the ability to watch available programming on demand. SNI also owns with Zone Vision Enterprises Limited, a U.K. company, an advertiser-supported basic television program service in Turkey currently named SHOWTIME. In addition, SNI owns a 50% interest in an advertiser-supported basic television program service in Spain named SHOWTIME EXTREME®, also owned by Media Park, S.A., a leader in thematic channel production based in Barcelona.

        SNI also provides special events, such as sports and musical events, to licensees on a pay-per-view basis. SHOWTIME EVENT TELEVISION™ is a pay-per-view distributor of these special events, including high-profile boxing events. The unit has produced and distributed seven of the top ten pay-per-view events of all time, including the top four: Holyfield vs. Tyson II, Lewis vs. Tyson, Tyson vs. Holyfield I and Tyson vs. McNeeley. In addition to boxing, SHOWTIME EVENT TELEVISION has been instrumental in bringing other events to the viewing public, including numerous music concerts.

        The costs of acquiring premium television rights to programming and producing original motion pictures and series are the principal expenses of SNI. In order to exhibit theatrical motion pictures on premium subscription television, SNI enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for SHOWTIME and THE MOVIE CHANNEL, from major or independent motion picture producers and other distributors. SNI's exhibition rights typically cover the U.S. and Bermuda and may, on a contract-by-contract basis, cover additional territories. SNI has the exclusive U.S. premium subscription television rights to PARAMOUNT PICTURES' feature films theatrically released beginning January 1, 1998, as well as non-exclusive rights to certain titles from PARAMOUNT PICTURES' film library (see "Viacom Business Segments—Entertainment"). SNI also has significant theatrical motion picture license agreements with other motion picture producers and distributors, including Metro-Goldwyn-Mayer Studios Inc. ("MGM"), Artisan Pictures Inc., and Buena Vista Television (a subsidiary of The Walt Disney Company) for Dimension Films theatrical pictures, covering motion pictures initially theatrically released through various dates up to December 31, 2008. Theatrical motion pictures that are licensed to SNI on an exclusive basis are generally exhibited first on SHOWTIME and THE MOVIE CHANNEL after an initial period or "window" for theatrical, home video and pay-per-view exhibition and before the period commences for standard broadcast television and basic cable television exhibition. Many of the motion pictures which appear on FLIX have been previously available for standard broadcast and other exhibitions (but are shown on FLIX unedited and commercial-free).

        SNI also arranges for the development, production, acquisition and, in many cases, distribution of original programs, series and motion pictures. SNI's original series include THE CHRIS ISAAK SHOW, a quirky series featuring rock musician Chris Isaak; QUEER AS FOLK, a dramatic series focusing on the relationships, careers, loves and ambitions of a group of gay men and lesbians; SOUL FOOD®, a dramatic series (based on the theatrical motion picture of the same name) that follows the lives of three African-American sisters and their families; and STREET TIME, a critically acclaimed dramatic series that portrays a gritty look at parolees and parole officers. SNI's original programming in recent years has been honored with three George Foster Peabody awards, two Humanitas Prizes, and the Academy of Television Arts & Sciences' prestigious Governor's Award for diversity in programming. As part of its original programming strategy, SNI premiered 23 original motion pictures on SHOWTIME in 2002, and expects to premiere approximately 10 original motion pictures on SHOWTIME in 2003. The producers of some of SNI's original motion pictures are given an opportunity to seek a theatrical release prior to such pictures' exhibition on SHOWTIME or THE MOVIE CHANNEL. If the producers are not successful in obtaining such a theatrical release, these pictures then premiere in the U.S. on SHOWTIME or THE MOVIE CHANNEL. SNI has entered into and plans to continue to enter into co-financing, co-production and/or co-distribution arrangements with other parties to reduce the net cost to SNI for its original programming. In 2002, Hallmark Entertainment Distribution LLC, PARAMOUNT TELEVISION, MGM and Columbia TriStar Domestic Television were the predominant co-producers, co-financiers and co-distributors of SNI's original motion pictures, programs and series for that year. BLOCKBUSTER and SNI have an agreement whereby BLOCKBUSTER will license from SNI the exclusive domestic home video rights to up to 180 SNI original motion pictures and other programs through March 31, 2005.

        SNI derives revenue principally from the license of its networks to cable television operators, DTH and other distributors. The failure to renew agreements with these distributors on favorable terms or continued consolidation among distributors could have an adverse effect on SNI's revenues.

        Cable Networks Joint Ventures.    COMEDY CENTRAL®, a joint venture of the Company and Home Box Office ("HBO"), a unit of AOL Time Warner Inc., is an advertiser-supported basic cable television program service which features comedy programming, including SOUTH PARK. The Company is a joint venturer in GULF DTH LDC, a satellite direct-to-home platform offering the following channels in the Middle East, among others: MTV, VH1, NICKELODEON, TV LAND and THE PARAMOUNT COMEDY CHANNEL™.

    Television    (30%, 31% and 27% of the Company's consolidated revenue in 2002, 2001 and 2000)

        The Television segment consists of the CBS and UPN television networks, the Company's owned broadcast television stations, and its television production and syndication business.

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

        CBS NEWS operates a worldwide news organization, providing the CBS TELEVISION NETWORK and the CBS RADIO NETWORK® with regularly scheduled news and public affairs broadcasts, including 60 MINUTES, the pioneering news magazine now in its 35th season, and its offspring, 60 MINUTES II, the CBS EVENING NEWS WITH DAN RATHER, 48 HOURS INVESTIGATES, THE EARLY SHOW, FACE THE NATION, THE SATURDAY EARLY SHOW and CBS NEWS SUNDAY MORNING—as well as special reports. CBS NEWS maintains 18 news bureaus and offices around the world, in addition to its headquarters operations in New York City. CBS Radio News serves more than 500 radio stations with hourly newscasts, instant coverage of breaking stories, special reports, updates, features, customized reports and news feed material. Among its many features are "World News Roundup" and "World News Roundup—Late Edition." CBS News Productions, the off-network production company created by CBS NEWS, produces original nonfiction programming for domestic and international outlets, including the cable television, home video, CD-ROM, audio-book and in-flight markets, as well as schools and libraries.

        CBS SPORTS broadcasts comprehensive regular-season golf and college football and basketball lineups on network television, in addition to the NFL's American Football Conference regular season schedule, the Post Season Divisional Playoff games and the AFC championship game. Among the events CBS SPORTS broadcasts are THE NFL TODAY; certain NCAA championships such as the NCAA Division I Men's Basketball Championship Tournament, including the Final Four; golf, including the Masters Tournament and the PGA Championship; the U.S. Open Tennis Championships; CBS SPORTS SPECTACULAR, including skiing and ice skating, track and field, and gymnastics events. Extending its franchises off the field and court, CBS SPORTS has activated its marketing rights for the 2003-2013 NCAA Championships, including coordination of licensing, merchandising, related multimedia and television, and other related business opportunities.

        CBS ENTERTAINMENT is responsible for acquiring or developing and scheduling the entertainment programming presented on the CBS TELEVISION NETWORK which includes primetime comedy and drama series, reality-based programming, made-for-television movies and miniseries, theatrical films, specials, children's programs, daytime dramas, game shows and late-night programs. CBS ENTERTAINMENT introduced six dramas and three comedies in the 2002-2003 season, including CSI: MIAMI, WITHOUT A TRACE and STILL STANDING as well as the new reality-based series STAR SEARCH. Shows on the CBS TELEVISION NETWORK include EVERYBODY LOVES RAYMOND, CSI: CRIME SCENE INVESTIGATION, BECKER, THE KING OF QUEENS, THE DISTRICT, JUDGING AMY, TOUCHED BY AN ANGEL, JAG and HACK. The Company also continued its reality-based SURVIVOR series, with SURVIVOR: THAILAND, and SURVIVOR: THE AMAZON. Specials presented by the division include THE GRAMMY AWARDS, THE COUNTRY MUSIC ASSOCIATION AWARDS and THE KENNEDY CENTER HONORS. Late-night programming presented by the division includes THE LATE SHOW WITH DAVID LETTERMAN. The CBS daytime lineup and the drama THE YOUNG AND THE RESTLESS have been rated number one in the daypart by Nielsen Media Research for 14 consecutive years.

        At December 31, 2002, UPN provided 25 hours of programming a week, consisting of a two-hour primetime programming block five nights per week, Monday through Friday, a two-hour children's animated programming block six days a week, a two-hour weekend movie and one additional hour of ENTERPRISE during the weekend. UPN's programming is provided to its affiliates in 185 U.S. television markets, reaching approximately 96.4% of all U.S. television households, including secondary affiliates. Eighteen of the Company's owned television stations are affiliates of UPN. UPN's 2002-2003 season includes three dramas, including BUFFY THE VAMPIRE SLAYER, ENTERPRISE and THE TWILIGHT ZONE. ENTERPRISE is the latest series in the STAR TREK® franchise. In addition, UPN's primetime schedule includes the new comedies ABBY and HALF & HALF, both produced by CBS PRODUCTIONS, as well as the returning series WWE SMACKDOWN, ONE ON ONE, GIRLFRIENDS and THE PARKERS.

        Through CBS.com and CBSNews.com, the Company operates Web sites that collectively received more than 1 billion pageviews in 2002 and, according to comScore Media Metrix, a leading online audience research measurement service, attracted an average audience of 4.8 million U.S. monthly unique visitors. CBS.com produces Web sites for all CBS ENTERTAINMENT programs, including SURVIVOR, CSI, BIG BROTHER, STAR SEARCH and THE LATE SHOW WITH DAVID LETTERMAN. CBS.com is responsible for THE CBS TELEVISION NETWORK's promotional Web sites, online subscription services, fantasy leagues and interactive voting technology. CBSNews.com is a multimedia provider of continuous, in-depth news and information. CBSNews.com produces Web sites for all CBS NEWS programs. Both sites provide links to cbs.marketwatch.com, operated by MarketWatch.com, Inc., and cbs.sportsline.com, operated by SportsLine.com, Inc.

        The Company holds minority investments in SportsLine.com, Inc. (NASDAQ: SPLN), a provider of Internet sports content and e-commerce, and in MarketWatch.com, Inc. (NASDAQ: MKTW), a provider of business news, financial programming and analytic tools.

        Television Stations.    The Company owns 39 broadcast television stations, all of which operate under licenses granted by the Federal Communications Commission ("FCC") pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The licenses are renewable every eight years.

        The Company's television stations are located in the 7 largest, and 15 of the top 20, television markets in the U.S. The Company owns two television stations within the same designated market area in 8 major markets: Los Angeles (market #2), Philadelphia (market #4), San Francisco (market #5), Boston (market #6), Dallas-Fort Worth (market #7), Detroit (market #10), Miami (market #17) and Pittsburgh (market #21). On May 15, 2002, the Company acquired KCAL-TV in Los Angeles, which provided the Company with its second station within the same designated market area in Los Angeles. The Company-owned television stations reach approximately 44% of all U.S. television households, 39% of U.S. television households as measured by the FCC's national ownership rule. The FCC's order approving the merger of Viacom and CBS required that the Company be in compliance with the FCC's national ownership limitation of 35% by May 4, 2001. The Company challenged the rule in federal court and was granted a stay of the requirement to come into compliance with the limit pending an order of the court. On February 19, 2002, the court found the FCC's 1998 decision not to repeal or to modify the national ownership cap to be arbitrary and capricious and remanded the rule to the FCC for further consideration on whether to repeal or modify the rule. On March 28, 2002, the FCC ordered that the Company has until 12 months after the issuance of a final FCC decision on the remand to file any application that may be necessary to come into compliance with any limits that may exist at that time. In September 2002, the FCC initiated a rulemaking proceeding for the purposes of comprehensively reviewing its broadcast ownership rules. Action on this matter is not expected before late spring 2003.

        The stations produce news and broadcast public affairs and other programming to serve their local markets and offer CBS or UPN television network and syndicated programming. Many of the Company's television stations currently operate Web sites which promote the stations' programming, and provide news, information and entertainment, as well as other services.

        Currently, broadcast signals are, for the most part, received by the viewing public in analog form. However, in April 1997, the FCC began the transition from an analog to a digital television service by assigning each existing television station an additional channel to be used for the broadcast of a digital signal. The FCC adopted a time schedule under which stations were required (absent conditions beyond their control) to construct digital transmission facilities and begin digital operations. The schedule had staggered deadlines; however, as of May 1, 2002, all commercial television stations were required to have commenced broadcast of a digital signal. With the exception of the UPN-affiliated stations in Pittsburgh, Oklahoma City and Providence, all of the Company's stations are transmitting digital broadcasts that comply with the FCC's requirements. These three stations are not broadcasting digital signals because the FCC has yet to grant the Company authorization to construct the digital facilities for them. The Company intends to promptly commence construction of the digital facilities for these stations upon receipt of authorization from the FCC.

Television Stations

        The table below sets forth the broadcast television stations owned by the Company as of March 1, 2003.

Station and Metropolitan Area Served(1)	Market Rank(2)	Type/ Channel	Network Affiliation
WCBS-TV	1	VHF/2	CBS
New York, NY
KCAL-TV	2	VHF/9	Independent
Los Angeles, CA
KCBS-TV	2	VHF/2	CBS
Los Angeles, CA
WBBM-TV	3	VHF/2	CBS
Chicago, IL
KYW-TV	4	VHF/3	CBS
Philadelphia, PA
WPSG-TV	4	UHF/57	UPN
Philadelphia, PA
KPIX-TV	5	VHF/5	CBS
San Francisco, CA
KBHK-TV	5	UHF/44	UPN
San Francisco, CA
WBZ-TV	6	VHF/4	CBS
Boston, MA
WSBK-TV	6	UHF/38	UPN
Boston, MA
KTVT-TV	7	VHF/11	CBS
Dallas-Fort Worth, TX
KTXA-TV	7	UHF/21	UPN
Dallas-Fort Worth, TX
WUPA-TV	9	UHF/69	UPN
Atlanta, GA
WKBD-TV	10	UHF/50	UPN
Detroit, MI
WWJ-TV	10	UHF/62	CBS
Detroit, MI
KSTW-TV	12	VHF/11	UPN
Seattle-Tacoma, WA
WTOG-TV	13	UHF/44	UPN
Tampa-St. Petersburg, Sarasota, FL
WCCO-TV	14	VHF/4	CBS
Minneapolis-St. Paul, MN
Satellites:
KCCO-TV(3)			CBS
Alexandria, MN
KCCW-TV(4)			CBS
Walker, MN
WFOR-TV	17	VHF/4	CBS
Miami-Ft. Lauderdale, FL
WBFS-TV	17	UHF/33	UPN
Miami-Ft. Lauderdale, FL
KCNC-TV	18	VHF/4	CBS
Denver, CO
KMAX-TV	19	UHF/31	UPN
Sacramento-Stockton-Modesto, CA

KDKA-TV	21	VHF/2	CBS
Pittsburgh, PA
WNPA-TV	21	UHF/19	UPN
Pittsburgh, PA
WJZ-TV	24	VHF/13	CBS
Baltimore, MD
WNDY-TV	25	UHF/23	UPN
Indianapolis, IN
WWHO-TV	34	UHF/53	UPN/WB(5)
Columbus, OH
KUTV-TV	36	VHF/2	CBS
Salt Lake City, UT
Satellite:
KUSG-TV(6)			CBS
St. George, UT
WTVX-TV	39	UHF/34	UPN/WB(7)
West Palm Beach-Ft. Pierce, FL
WGNT-TV	41	UHF/27	UPN
Norfolk, Portsmouth, Newport News, VA
WUPL-TV	42	UHF/54	UPN
New Orleans, LA
KAUT-TV	45	UHF/43	UPN
Oklahoma City, OK
WLWC-TV	48	UHF/28	UPN/WB(8)
Providence, RI-New Bedford, MA
KEYE-TV	54	UHF/42	CBS
Austin, TX
WFRV-TV	69	VHF/5	CBS
Green Bay-Appleton, WI
Satellite:
WJMN-TV(9)	177		CBS
Escanaba, MI
WHDF-TV(10)	83	UHF/15	UPN
Huntsville-Decatur-Florence, AL

(1)
Metropolitan Area Served is Nielsen Media Research's Designated Market Area.
(2)
Market Rankings based on Nielsen Media Research Local Universe Estimates for use throughout the 2002-2003 Television Season.
(3)
KCCO-TV is operated as a satellite station of WCCO-TV.
(4)
KCCW-TV is operated as a satellite station of WCCO-TV.
(5)
WWHO-TV's primary affiliation is with UPN. The station has a secondary affiliation with the WB network.
(6)
KUSG-TV is operated as a satellite station of KUTV-TV.
(7)
WTVX-TV's primary affiliation is with UPN. The station has a secondary affiliation with the WB network.
(8)
WLWC-TV's primary affiliation is with UPN. The station has a secondary affiliation with the WB network.
(9)
WJMN-TV is operated as a satellite station of WFRV-TV.
(10)
The Company owns an attributable 17.5% interest in WHDF-TV.

        Television Production and Syndication.    The Company, through CBS ENTERPRISES (including KING WORLD PRODUCTIONS and CBS BROADCAST INTERNATIONAL), PARAMOUNT TELEVISION, SPELLING TELEVISION®, BIG TICKET TELEVISION®, CBS PRODUCTIONS and VIACOM PRODUCTIONS® produces, acquires and/or distributes programming worldwide including series, specials and made-for-television movies primarily for broadcast on network television and exhibition on basic cable and premium subscription services, and first-run and off-network syndicated programming. First-run syndication is programming produced for initial sale to television stations on an individual basis without prior exhibition on a network. Off-network syndicated programming is programming produced for initial exhibition on a network, basic cable or premium subscription service, which is then redistributed for exhibition on either television stations or a cable network.

        Programming that was produced and/or distributed by the Company's production and syndication group and is broadcast on network television includes BECKER (CBS); CSI: CRIME SCENE INVESTIGATION (CBS); HACK (CBS); JAG (CBS); THE AGENCY (CBS); THE DISTRICT (CBS); ANDY RICHTER CONTROLS THE UNIVERSE (FOX); ED (NBC); FRASIER (NBC); IN-LAWS (NBC); ABBY (UPN); ENTERPRISE (UPN); GIRLFRIENDS (UPN); HALF & HALF (UPN); ONE ON ONE (UPN); THE PARKERS (UPN); CHARMED (WB); DO OVER (WB); GREETINGS FROM TUCSON (WB); SABRINA, THE TEENAGE WITCH (WB); THE JAMIE KENNEDY EXPERIMENT (WB); and 7TH HEAVEN (WB). Generally, a network will license a specified number of episodes for exhibition on the network in the U.S. during a license period. Remaining distribution rights, including foreign and/or off-network syndication rights, are typically retained by the Company. The episodic network license fee is normally less than the costs of producing each series episode; however, the Company's objective is to recoup its costs and earn a profit through domestic syndication of episodes after their network runs and/or by obtaining international sales through its licensing operations. Foreign sales are generally made within one year of U.S. network runs. Generally, a series must have a network run of at least three or four years to be successfully sold in domestic syndication.

        In off-network syndication, the Company distributes series such as CAROLINE IN THE CITY; CSI: CRIME SCENE INVESTIGATION; DIAGNOSIS MURDER; EARLY EDITION; EVERYBODY LOVES RAYMOND; FRASIER; JAG; MOESHA; SABRINA, THE TEENAGE WITCH; SISTER, SISTER; SPIN CITY; STAR TREK: VOYAGER; and TOUCHED BY AN ANGEL. The Company also distributes a library of older television programs, including THE ANDY GRIFFITH SHOW and HAPPY DAYS.

        The Company produces and/or distributes programming for first-run syndication that it sells directly to television stations in the U.S. on a market-by-market basis. The Company's first-run syndicated programming includes shows such as BOB VILA'S HOME AGAIN, ENTERTAINMENT TONIGHT, HOLLYWOOD SQUARES, HOT TICKET, INSIDE EDITION, JEOPARDY!, JUDGE JOE BROWN, JUDGE JUDY, LIFE MOMENTS, MARTHA STEWART LIVING, MAXIMUM EXPOSURE, THE DR. PHIL SHOW, THE MONTEL WILLIAMS SHOW, THE OPRAH WINFREY SHOW and WHEEL OF FORTUNE. LIVING IT UP! WITH ALI AND JACK and UNEXPLAINED MYSTERIES are scheduled to be launched commencing in September 2003. The Company also distributes syndicated programming internationally.

        The Company produces and distributes original television programming to basic cable program services (such as the television series THE DIVISION on Lifetime and DEAD ZONE on USA Network) including to services in which the Company has an interest. It also produces and/or distributes original television programming for premium subscription services, such as SOUL FOOD®, including for services in which the Company has an interest. The Company also co-produces and/or distributes original television programming initially for foreign television exhibition, including shows such as LARGO and the miniseries MESSIAH.

        The recognition of revenues for license fees for completed television programming in syndication and on basic cable is similar to that of feature films exhibited on television with license fees recorded as revenue in the year that programming is available for exhibition which, among other reasons, may cause substantial fluctuation in the Television segment's operating results. At December 31, 2002, the unrecognized revenues attributable to television program license agreements were approximately $380.9 million, compared to approximately $460.1 million at December 31, 2001.

    Infinity    (15%, 16% and 14% of the Company's consolidated revenue in 2002, 2001 and 2000)

        Infinity's operations are focused on the out-of-home media business with operations in radio broadcasting through INFINITY RADIO, and outdoor advertising through VIACOM OUTDOOR. The Radio Stations and Outdoor Advertising Displays table below sets forth selected information with regard to Infinity's radio stations and outdoor advertising displays in the top 25 U.S. radio markets. Infinity benefits by offering both radio and outdoor advertising properties in the largest markets. Infinity characterizes its radio and outdoor advertising businesses as out-of-home because a majority of radio listening, and virtually all viewing of outdoor advertising, takes place in automobiles, transit systems, on the street and other locations outside the consumer's home. Infinity's growth strategy generally is to acquire out-of-home media properties in the largest markets. Beginning January 1, 2003, the Company operates the INFINITY segment as two segments, RADIO and OUTDOOR. Future disclosure of segment results will conform to this new presentation.

        Infinity Radio.    INFINITY RADIO, which owns and operates 185 radio stations serving 41 markets, is one of the largest operators of radio stations in the U.S. Approximately 91% of the Company's radio stations are located in the 50 largest U.S. radio markets. INFINITY RADIO's focus on large markets makes it more appealing to advertisers, enables it to attract more highly skilled management, employees and on-air talent, and enables it to more efficiently manage its business and generate higher levels of cash flow than would be the case if it managed a larger number of smaller stations. Infinity owns the CBS RADIO NETWORK, which is managed by Westwood One, Inc.

        INFINITY RADIO seeks to maintain substantial diversity among its radio stations in many respects. The geographically wide-ranging stations serve diverse target demographics through a broad range of programming formats, such as rock, oldies, news/talk, adult contemporary, sports/talk and country, and INFINITY RADIO has established leading franchises in news, sports, and personality programming. The overall mix of each radio station's programming is designed to fit the station's specific format and serve its local community. This diversity provides advertisers with the convenience to select stations to reach a targeted demographic group or to select groups of stations to reach broad groups of consumers within and across markets. This diversity also reduces INFINITY RADIO's dependence on any single station, local economy, format or advertiser. INFINITY RADIO's general programming strategy includes acquiring significant on-air talent and the rights to broadcast sports franchises and news content for its radio stations. This strategy, in addition to developing loyal audiences for its radio stations, creates the opportunity to obtain additional revenues from syndicating such programming franchises to other radio stations.

        As of March 14, 2003, Infinity owns approximately 15% of the common stock of Westwood One, Inc., which it manages pursuant to a management agreement. Westwood One is one of the leading producers and distributors of syndicated and network radio programming in the U.S. and distributes syndicated and network radio programming to the Company's radio stations as well as to competitors of Infinity. Westwood One does not own or operate radio stations.

        Outdoor Advertising.    VIACOM OUTDOOR sells advertising space on various media, including billboards, bulletins, buses, bus shelters and benches, trains, train platforms and terminals throughout commuter rail systems, mall posters and phone kiosks. It has outdoor advertising operations in more than 90 markets in North America, including all 50 of the largest metropolitan markets in the U.S., 14 of the 15 largest metropolitan markets in Canada and all of the 45 largest metropolitan markets in Mexico. Additionally, the Company has the exclusive rights to manage advertising space within the London Underground and on more than 90% of the buses in London and the United Kingdom, has the exclusive rights to public transit advertising in the Republic of Ireland and parts of Northern Ireland, and has a variety of outdoor advertising displays in the Netherlands, France, Italy, Spain, Finland and Puerto Rico.

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

Radio Stations and Outdoor Advertising Displays

        The following table sets forth certain selected information with regard to the Company's radio stations and outdoor advertising displays as of March 1, 2003 in the top 25 U.S. radio markets:

		Radio			Outdoor
Market	2002 Market Rank By Metro Area Population(1)
		Stations	AM/FM	Format	Display Type
New York, NY	1	WCBS-FM	FM	Oldies	Bus, Bus Shelters, Rail,
		WCBS	AM	News	Billboards, Walls, Trestles,
		WFAN	AM	Sports	"Spectacular Signage,"
		WINS	AM	News	Bulletins, Posters,
		WNEW	FM	Talk	Mall Posters
		WXRK	FM	Alternative Rock
Los Angeles, CA	2	KCBS-FM	FM	Classic Rock	Bus, Bus Shelters, Kiosks,
		KFWB	AM	News	Bulletins, Walls, Posters,
		KLSX	FM	Talk	Mall Posters
		KNX	AM	News
		KROQ	FM	Alternative Rock
		KRTH	FM	Oldies
		KTWV	FM	Smooth Jazz
Chicago, IL	3	WBBM-FM	FM	Rhythmic Contemporary Hit Radio	Bus, Bus Shelters, Rail, Bulletins, Posters, Mall Posters
		WBBM	AM	News
		WCKG	FM	Talk
		WJMK	FM	Oldies
		WSCR	AM	Sports
		WUSN	FM	Country
		WXRT	FM	Adult Alternative Rock
San Francisco, CA	4	KCBS	AM	News	Bus, Bus Shelters, Rail, Cable
		KFRC-FM	FM	Oldies	Cars, Bulletins, Walls, Posters,
		KFRC	AM	Oldies	Mall Posters
		KITS	FM	Alternative Rock
		KLLC	FM	Modern Adult Contemporary
		KYCY	AM	Talk
		KKWV	FM	Rhythmic Adult Contemporary
Dallas-Fort Worth, TX	5	KLUV	FM	Oldies	Bus, Walls, Bulletins,
		KOAI	FM	Smooth Jazz	Mall Posters
		KRBV	FM	Rhythmic Contemporary Hit Radio
		KRLD	AM	News/Talk
		KVIL	FM	Adult Contemporary
		KYNG	FM	Talk
Philadelphia, PA	6	KYW	AM	News	Bus, Bus Shelters, Rail,
		WIP	AM	Sports	Bulletins, Mall Posters
		WOGL	FM	Oldies
		WPHT	AM	Talk
		WYSP	FM	Rock
Houston, TX	7	KHJZ	FM	Smooth Jazz	Bulletins, Mall Posters
		KIKK	AM	Business
		KILT-FM	FM	Country
		KILT	AM	Sports
Washington, D.C.	8	WARW	FM	Classic Rock	Bus, Rail, Mall Posters,
		WHFS	FM	Alternative Rock	Walls
		WJFK-FM	FM	Talk
		WPGC-FM	FM	Urban
		WPGC	AM	Gospel

		Radio			Outdoor
Market	2002 Market Rank By Metro Area Population(1)
		Stations	AM/FM	Format	Display Type
Boston, MA	9	WBCN	FM	Alternative Rock	Bus, Rail, Mall Posters
		WBMX	FM	Hot Adult Contemporary
		WBZ	AM	News/Talk
		WODS	FM	Oldies
		WZLX	FM	Classic Rock
Detroit, MI	10	WKRK	FM	Talk	Bus, Bulletins, Posters,
		WOMC	FM	Oldies	Mall Posters, Walls
		WVMV	FM	Smooth Jazz
		WWJ	AM	News
		WXYT	AM	Sports
		WYCD	FM	Country
Atlanta, GA	11	WAOK	AM	Gospel	Bus, Bus Shelters, Rail,
		WVEE	FM	Urban	Bulletins, Posters, Mall Posters
		WZGC	FM	Classic Rock
Miami-Ft. Lauderdale, FL	12	—	—	—	Bulletins, Mall Posters, Kiosks
Puerto Rico	13	—	—	—	Bulletins, Posters
Seattle-Tacoma, WA	14	KBKS	FM	Country	Bus, Bulletins, Mall Posters
		KMPS	FM	Country
		KYCW	AM	Adult Contemporary Hit Radio
		KYPT	FM	80's Pop Rock
		KZOK	FM	Classic Rock
Phoenix, AZ	15	KOOL	FM	Oldies	Bus Shelters, Bulletins,
		KZON	FM	Alternative Rock	Posters, Mall Posters,
		KMLE	FM	Country	Benches
Minneapolis, MN	16	WCCO	AM	News/Talk	Bus, Bulletins, Mall Posters
		WLTE	FM	Adult Contemporary
		WXPT	FM	Modern Adult Contemporary
		KCCO	AM	Business Talk
San Diego, CA	17	KPLN	FM	Classic Rock	Bus, Bus Shelters, Bulletins,
		KYXY	FM	Adult Contemporary	Posters, Mall Posters
Nassau-Suffolk, NY(2)	18	—	—	—	Bus, Bulletins
Baltimore, MD	19	WBGR	AM	Gospel	Mall Posters, Bus Shelters
		WBMD	AM	Religion
		WJFK	AM	Sports
		WLIF	FM	Lite Music
		WQSR	FM	Oldies
		WWMX	FM	Hot Adult Contemporary
		WXYV	FM	Talk
St. Louis, MO	20	KEZK	FM	Soft Rock	Bulletins, Posters,
		KMOX	AM	News/Talk	Mall Posters
		KYKY	FM	Hot Adult Contemporary
Tampa-St. Petersburg, FL	21	WLLD	FM	Rhythmic Contemporary Hit Radio	Bulletins, Mall Posters, Walls
		WQYK-FM	FM	Country
		WQYK	AM	Sports/Talk
		WYUU	FM	Country
		WRBQ	FM	Oldies
		WSJT	FM	Smooth Jazz
Denver, CO	22	KDJM	FM	Jammin' Oldies	Bus, Bus Shelters,
		KIMN	FM	Adult Contemporary	Benches, Bulletins,
		KXKL	FM	Oldies	Posters, Mall Posters

		Radio			Outdoor
Market	2002 Market Rank By Metro Area Population(1)
		Stations	AM/FM	Format	Display Type
Pittsburgh, PA	23	KDKA	AM	News/Talk	Bus, Bulletins,
		WBZZ	FM	Contemporary Hit Radio	Mall Posters
		WDSY	FM	Country
		WZPT	FM	Hot Adult Contemporary
Portland, OR	24	KVMX	FM	80's Pop Rock	Bulletins, Mall Posters,
		KINK	FM	Adult Album Alternative	Walls
		KLTH	FM	Smooth Jazz
		KUFO-FM	FM	Album Oriented Rock
		KUPL-FM	FM	Country
		KUPL	AM	Talk
Cleveland, OH	25	WNCX	FM	Classic Rock	Bus, Bulletins, Mall
		WDOK	FM	Soft Adult Contemporary	Posters, Rail
		WQAL	FM	Hot Adult Contemporary
		WXTM	FM	Alternative Rock

(1)
Market Rank based on Fall 2002 Market Survey Schedule and Population Ranking as provided by Arbitron Radio.
(2)
Sub-market of New York City. INFINITY RADIO's New York City radio stations serve Nassau-Suffolk.

    Entertainment    (15%, 15% and 17% of the Company's consolidated revenue in 2002, 2001 and 2000)

        The Entertainment segment's principal businesses are PARAMOUNT PICTURES, which produces and distributes motion pictures; the publishing and distribution of consumer books and multimedia products, under the SIMON & SCHUSTER and other imprints; PARAMOUNT PARKS, which operates five regional theme parks and a themed attraction in the U.S. and Canada; FAMOUS PLAYERS™, which operates movie theaters in Canada; and FAMOUS MUSIC®.

        Theatrical Motion Pictures.    Through PARAMOUNT PICTURES, the Company produces, finances and distributes feature motion pictures. Each picture is a separate and distinct product with its financial success dependent upon many factors, among which cost and public response are of fundamental importance. In general, motion pictures produced or acquired for distribution by PARAMOUNT PICTURES are exhibited in U.S. and foreign theaters followed by videocassettes and DVDs, pay-per-view television, premium subscription television, network television, basic cable television and syndicated television exploitation. During 2002, PARAMOUNT PICTURES produced, co-produced or acquired, and theatrically released, 19 feature motion pictures in the U.S., including WE WERE SOLDIERS, CHANGING LANES, THE SUM OF ALL FEARS, STAR TREK NEMESIS, NARC and THE HOURS; and CROSSROADS, presented in association with MTV FILMS; ORANGE COUNTY, MARTIN LAWRENCE LIVE: RUNTELDAT and JACKASS THE MOVIE, each of which was produced by MTV FILMS, and CLOCKSTOPPERS, HEY ARNOLD! THE MOVIE and THE WILD THORNBERRYS MOVIE, each of which was produced by NICKELODEON MOVIES, and released by PARAMOUNT PICTURES. PARAMOUNT PICTURES currently plans to release approximately 15 films in 2003 (which release plans may change due to a variety of factors), including HOW TO LOSE A GUY IN 10 DAYS, which was released in February 2003, THE HUNTED, which was released in March 2003, THE CORE, THE ITALIAN JOB, LARA CROFT TOMB RAIDER: THE CRADLE OF LIFE, BEYOND BORDERS and TIMELINE; THE RUGRATS GO WILD, produced by NICKELODEON MOVIES, and THE FIGHTING TEMPTATIONS, produced by MTV FILMS; and THE PERFECT SCORE, presented in association with MTV FILMS.

        PARAMOUNT CLASSICS®, a division of PARAMOUNT PICTURES, released nine films in 2002 including MEAN MACHINE, FESTIVAL IN CANNES, MOSTLY MARTHA and THE WAY HOME. PARAMOUNT CLASSICS was established to handle the distribution of specialized film product. PARAMOUNT CLASSICS currently plans to release approximately eight titles in 2003 (which release plans may change due to a variety of factors).

        In seeking to limit PARAMOUNT PICTURES' financial exposure, the Company has pursued a strategy of entering into agreements to share the financing of certain films with other parties. The parties to these arrangements include studio and non-studio entities, both domestic and foreign. In various of these arrangements, other parties control certain distribution and/or other ownership rights.

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

        License fees for exhibition on broadcast and/or basic cable television are generally collected in installments. License fees for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the year that licensed films are available for such exhibition, which, among other reasons, may cause substantial fluctuation in PARAMOUNT PICTURES' operating results. At December 31, 2002 and December 31, 2001, the unrecognized revenues attributable to such licensing of completed films from PARAMOUNT PICTURES' license agreements were approximately $948 million and $1.0 billion, respectively. At December 31, 2002, PARAMOUNT PICTURES had approximately 1,100 motion pictures in its library. The Company also has a library of additional motion picture titles, most of which comprise the SPELLING ENTERTAINMENT™ library.

        Publishing.    SIMON & SCHUSTER publishes and distributes adult and children's consumer books and CD-ROM products in the U.S. and internationally. SIMON & SCHUSTER's major imprints include SIMON & SCHUSTER, POCKET BOOKS, SCRIBNER and THE FREE PRESS. SIMON & SCHUSTER also develops special imprints and publishes titles based on MTVN, PARAMOUNT PICTURES and SHOWTIME products as well as that of third parties and distributes products for other publishers. SIMON & SCHUSTER distributes its products directly and through third parties. SIMON & SCHUSTER also delivers content and promotes its products on Internet sites operated by various imprints or linked to individual titles.

        In 2002, SIMON & SCHUSTER published 85 titles that were New York Times bestsellers, including 18 New York Times number one bestsellers. Best-selling titles released by its Adult Publishing Group in 2002 include "FROM A BUICK 8" by Stephen King; "DADDY'S LITTLE GIRL" by Mary Higgins Clark; "BUSH AT WAR" by Bob Woodward; "THE MULBERRY TREE" by Jude Deveraux; the Pulitzer Prize-winner "JOHN ADAMS" by David McCullough; "A MIND AT A TIME" by Mel Levine, M.D.; and "THE RIGHT WORDS AT THE RIGHT TIME" by Marlo Thomas. Best-selling titles published by the Children's Publishing Division include "AMERICA" by Lynne Cheney; Robert Sabuda's "THE NIGHT BEFORE CHRISTMAS"; "GIGGLE, GIGGLE, QUACK" by Doreen Cronin; Kay Thompson's "ELOISE TAKES A BAWTH"; and several series featuring characters from popular NICKELODEON programs.

        SIMON & SCHUSTER AUDIO® publishes audio editions of prominent works published by SIMON & SCHUSTER and by other publishers, as well as the PIMSLEUR® line of language instruction. Major titles released as audiobooks in 2002 include Grammy Award-nominee "LUCKY MAN" by Michael J. Fox, "BUSH AT WAR" by Bob Woodward, and "THE MAN IN THE BLACK SUIT" by Stephen King. CD-ROM titles are published by SIMON & SCHUSTER INTERACTIVE®. SIMON & SCHUSTER

ONLINE™, through SimonSays.com, publishes original content, builds reader communities, and promotes and sells SIMON & SCHUSTER's books and products over the Internet.

        International publishing includes the international distribution of English-language titles through SIMON & SCHUSTER UK™ and SIMON & SCHUSTER AUSTRALIA™ and other distributors, as well as the publication of local titles by SIMON & SCHUSTER UK and SIMON & SCHUSTER AUSTRALIA. In 2002, SIMON & SCHUSTER acquired Distican, the longtime exclusive distributor of its books and products in Canada, which now conducts business as SIMON & SCHUSTER CANADA.

        The consumer publishing marketplace is subject to increased periods of demand in the summer months and during the end-of-year holiday season. Major new title releases represent a significant portion of SIMON & SCHUSTER's sales throughout the year. SIMON & SCHUSTER's top ten accounts drive a significant portion of its annual revenue. Consumer books are generally sold on a fully returnable basis, resulting in the return of unsold books. In the domestic and international markets, the Company is subject to global trends and local economic conditions. On January 31, 2002, the Company announced that its publishing operation would be integrated with the Viacom Entertainment Group. As a result, effective January 1, 2002, the Company presents its publishing business as part of the Entertainment segment.

        Parks.    PARAMOUNT PARKS owns and operates five regional theme parks and a themed attraction in the U.S. and Canada: Paramount's CAROWINDS®, in Charlotte, North Carolina; PARAMOUNT'S GREAT AMERICA™, in Santa Clara, California; Paramount's KINGS DOMINION™, located near Richmond, Virginia; Paramount's KINGS ISLAND™, located near Cincinnati, Ohio; Paramount CANADA'S WONDERLAND®, located near Toronto, Ontario; and the themed attraction, STAR TREK: THE EXPERIENCE®, at the Las Vegas Hilton, a futuristic, interactive environment based on the popular television and movie series. Each of the theme parks features attractions, products and live shows based on various intellectual properties of the Company. In fall 2001, PARAMOUNT PARKS entered into an agreement to manage and operate Terra Mítica, a theme park located in the province of Valencia in Benidorm, Spain. In the first quarter of 2003, PARAMOUNT PARKS entered into an agreement to manage Bonfante Gardens, a family-oriented garden theme park in Gilroy, California.

        A substantial amount of PARAMOUNT PARKS' income is generated during its seasonal operating period. Factors such as local economic conditions, competitors and their actions, and weather conditions during the operating season may impact the business' performance.

        Theatrical Exhibition.    The Company's movie theater operations include FAMOUS PLAYERS which is operated through a wholly owned subsidiary of the Company, in Canada. At December 31, 2002, FAMOUS PLAYERS operated approximately 822 screens in 87 theaters across Canada. UNITED CINEMAS INTERNATIONAL, a 50%-owned joint venture of entities affiliated with the Company and Universal, operated as of December 31, 2002, approximately 1,120 screens in 121 theaters in the U.K., Ireland, Germany, Austria, Spain, Japan, Italy, Poland, Portugal, Argentina, Brazil, Panama and Taiwan. The Company also owns a 50% interest in two entities which operate approximately 148 screens in 24 theaters under the name MANN THEATRES, the substanial majority of which are located in California.

        Music Publishing.    The FAMOUS MUSIC publishing companies own, control and/or administer all or a portion of the copyrights to more than 125,000 musical works (songs, scores, cues). These rights include the right to license and exploit such works, as well as the right to collect income generated by such licensing and exploitation and are principally derived from (i) agreements entered into by PARAMOUNT PICTURES, PARAMOUNT TELEVISION, SPELLING TELEVISION, MTVN and various other divisions of the Company respecting certain motion pictures, television programs and other properties produced by such units and (ii) agreements entered into directly by FAMOUS MUSIC with songwriters and music publishers, including exclusive songwriting agreements, music administration agreements and catalog purchases.

    Video    (23%, 22% and 25% of the Company's consolidated revenue in 2002, 2001 and 2000)

        The Company operates in the retail home video business, which includes both the rental and sale of films on videocassette ("VHS") and DVD as well as the rental and sale of video games, through its approximately 80.4% equity interest in Blockbuster Inc. As of December 31, 2002, BLOCKBUSTER operated approximately 6,900 stores and its franchisees operated approximately 1,600 stores in the U.S., its territories and 28 other countries. BLOCKBUSTER stores operate primarily under the highly recognized BLOCKBUSTER brand name. BLOCKBUSTER also operates a Web site, blockbuster.com, primarily for the purpose of supporting its stores and driving store revenues through promotional offers.

        During 2002, BLOCKBUSTER increased its focus on the sale of new movies and games as a complement to its rental offering in order to accommodate increased demand for retail product. As part of its increased focus on product sales, BLOCKBUSTER expanded its selection of movies for sale, as well as its selection of games software and hardware. In particular, BLOCKBUSTER capitalized on increased consumer interest in purchasing DVDs, through aggressive merchandising, and continued to increase its DVD merchandise as a percentage of its total movie merchandise. Blockbuster also continued to take advantage of its ability to offer promotions that combine film rentals with sales of popular titles, thereby providing an alternative to the offerings that can be provided by a traditional retailer.

        During 2002, reflecting BLOCKBUSTER's increased focus on DVDs and games, DVD rental revenues increased from 18.5% of its total rental revenues in 2001 to 39.0% of its total rental revenues in 2002; and game rental revenues increased from 10.6% of BLOCKBUSTER's total rental revenues in 2001 to 11.9% of its total rental revenues in 2002. Rental revenues generated by the eventual sale of previously rented movies increased 33.1%, which reflects in part the increased sales of previously rented DVDs, which BLOCKBUSTER is able to sell at a higher price point than previously rented VHS movies because of the popularity and durability of the format. During 2002, BLOCKBUSTER's revenues from movie and game sales increased 75.8% from 2001.

        A competitive advantage that home video retailers, including BLOCKBUSTER, currently enjoy over most other movie distribution channels, except theatrical release, is the early timing of their "distribution window." Studios release their movies to different distribution channels at different points in time. The first distribution channel after theatrical release is home video on DVD and VHS. This distribution window is typically exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, video-on-demand, premium television, basic cable and network and syndicated television. The length of this exclusive distribution window for home video retailers varies, but has typically ranged from about 45 to 60 days for domestic video retailers. Thereafter, movies are made sequentially available to television distribution channels.

        During the "distribution window" described above, studios currently release substantially all DVD titles and an increasing percentage of VHS titles at what are commonly referred to as "sell-through" prices. Studios release a movie title at sell-through prices when the movie is being initially promoted for simultaneous sale and rental. The sell through price to the home video retailer is low enough to allow for an affordable sales price by the retailer to the consumer from the beginning of the home video distribution window. This sell-through pricing not only facilitates sales to consumers, it also facilitates the ability of a video retailer to purchase sufficient quantities of a title to satisfy consumer rental demand. Prior to the growth in the sell-through priced DVD format, studios typically promoted a significant portion of their VHS movie titles primarily for rental at the beginning of the home video distribution window. Studios release a title that is to be promoted primarily for rental at a price to the home video retailer that is too high to allow for an affordable sales price by the retailer to the consumer at the beginning of the retail home video distribution window. As rental demand subsides, a studio will reduce pricing in order to then allow for reasonably priced sales to consumers. The initial period during which a movie is released with higher pricing is commonly referred to as the "rental window." There has generally not been a rental window for DVDs. Although the studios have continued to release some VHS movies with a rental window, the fact that studios are releasing sell-through priced DVDs at the same time that they are releasing the same movies on VHS has reduced the significance of the rental window and has led to the increased sell-through pricing for VHS movies. The availability of DVDs for simultaneous sale and rental from the beginning of the retail home video distribution window has served to accelerate consumer interest in the format. However, it has also served to increase competition from mass merchant retailers, as mass merchant retailers are generally much more competitive with regard to sell-through priced titles than videocassettes priced for rental.

        BLOCKBUSTER currently purchases most DVDs for its U.S. company-operated stores directly from the studios on a title-by-title basis through purchase orders. In addition, it continues to increase the percentage of its VHS product that it purchases in this manner. This is in contrast to BLOCKBUSTER's historical method for purchasing most VHS rental product through "revenue-sharing" arrangements, which were attractive to studios when the production was initially promoted for rental. The increase in sell-through priced DVDs as a percentage of BLOCKBUSTER's product mix has decreased the significance of VHS, VHS revenue-sharing arrangements and the VHS rental window. The lower sell-through pricing for DVD product has enabled BLOCKBUSTER to acquire significant quantities of product with or without revenue sharing arrangements, which had required BLOCKBUSTER to purchase a minimum quantity of most titles released by the studios in exchange for minimal fixed payments by BLOCKBUSTER. BLOCKBUSTER continues to acquire some VHS titles under revenue-sharing arrangements, under which BLOCKBUSTER shares an agreed-upon percentage of its U.S. VHS rental revenues with a studio for a limited period of time. BLOCKBUSTER also obtains some DVD titles through revenue-sharing arrangements that allow it to share with the studios the upfront cost for the titles. BLOCKBUSTER continues to assess its various arrangements with the studios, and future arrangements could result in other changes in the DVD business model.

        In BLOCKBUSTER's international markets, it purchases its movies on a title-by-title basis through purchase orders or through revenue-sharing or copy-depth arrangements. In addition, BLOCKBUSTER acquires product through sub-wholesalers appointed by the studios to distribute the studios' product in particular countries. BLOCKBUSTER's purchasing arrangements vary by country depending on factors such as the availability of the rental window and the availability of revenue-sharing arrangements.

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

COMPETITION

        The Company competes with many different types of entities and media in various markets. Its business segments generally compete with similar businesses of other diversified international entertainment companies such as AOL Time Warner, News Corporation, Sony Corporation, The Walt Disney Company and Vivendi Universal.

    Cable Networks

        MTV Networks.    MTVN competes for advertising revenue with other basic cable and broadcast television networks, radio, online and print media. For basic cable television networks such as the MTVN services, advertising revenues derived by each program service depend on the number of households subscribing to the service through local cable operators and other distributors, in addition to household and demographic viewership as determined by research companies such as Nielsen Media Research. MTVN services compete with other cable services and broadcast television for the acquisition of popular programming. MTVN's strategy is generally to differentiate its services to provide advertising buyers with an efficient way to reach viewers in particular demographic categories. For example, Nickelodeon generally provides advertisers with an efficient way to reach viewers 2-11 years old. Programming blocks for children are currently exhibited on a number of U.S. broadcast television networks, including, among others, "Fox Kids," "Kids' WB" and a Saturday morning block on ABC, all of which compete with NICKELODEON for advertising revenue. In addition to the foregoing, there are also a number of other U.S. cable television program services specifically targeting children-oriented programming, including the Cartoon Network, the Disney Channel and the ABC Family Channel. In addition to the competition referred to above, NICKELODEON competes internationally with other television program services and blocks targeted at children for distribution by cable, satellite and other systems, and for distribution license fees and advertising revenue. In the United States, Nickelodeon is a significant seller of advertising oriented toward this demographic.

        MTVN services also compete with other program services for channel space and compensation for carriage from cable television operators, DTH and other multichannel distributors. In general, the principal focus of competition for distribution comes with respect to MTVN's services that are not already distributed within a particular cable or DTH system. For such program services, distributors select services based on various considerations, including amounts paid by programmers for launches, subscription fees payable by distributors, and appeal to the distributors' subscribers, among others.

        Certain major record companies operate music-based program services outside the U.S., including, but not limited to: Channel V, which is jointly owned and operated in Asia and Australia by Star TV and four major record labels; and Viva and Viva 2, German-language music channels distributed in Germany and owned in large part by four major record labels. These music-based program services, as well as general entertainment and other program services, compete with MTVN's program services for distribution by cable, DTH and other systems, and for distribution license fees and advertising revenues.

        BET: Black Entertainment Television.    BET properties generally face competition for advertising revenue from other African-American-targeted media, including other cable networks that target BET's African-American audience; African-American-oriented radio stations; magazines such as Ebony, Black Enterprise, Jet and Essence; and black-oriented television. More specifically, the BET CABLE NETWORK, BET JAZZ, BET GOSPEL and BET HIP HOP compete with other cable programming services for available channel space and for subscriber fees from cable, DTH and other distributors. Consolidation among distributors has increased the intensity of this competition. The BET CABLE NETWORK and BET JAZZ also compete for advertising revenues with other national cable programming services, broadcast networks, local over-the-air television stations, broadcast radio and print media. In addition, BET EVENT PRODUCTIONS competes with other event production companies for events, venues, musical artists and sponsorship and advertising revenues. BET BOOKS competes with other publishers generally, and particularly with those publishers that target its specific audience.

        For 2002, according to the Nielsen Media Research report (December 31, 2001—December 29, 2002), the Company's basic cable networks had the following percentage shares in the total day basic cable networks category: approximately 36% (for viewers ages 2-24), 31% (for viewers ages 2-34), 25% (for viewers ages 12-34), and 18% (for viewers ages 18-49).

        Showtime Networks Inc.    Competition among premium subscription television program services in the U.S. is primarily dependent on: (i) the acquisition and packaging of an adequate number of recently released theatrical motion pictures and the production, acquisition and packaging of original motion pictures, original series and other original programs; and (ii) the offering of prices, marketing and advertising support and other incentives to cable, DTH and other distributors for carriage so as to favorably position and package SNI's premium subscription television program services to subscribers. HBO is the dominant company in the U.S. premium subscription television category, offering two premium subscription television program services, the HBO service and Cinemax. SNI competes with HBO but has a significantly smaller share of the premium subscription television category. Starz Encore Group L.L.C. owns Starz!, another premium subscription television program service, which features recently released theatrical motion pictures and competes with SNI's and HBO's premium program services.

    Television

        The television broadcast environment is highly competitive. The principal methods of competition in broadcast television are the acquisition of popular programming and the development of audience interest through programming and promotions in order to sell advertising at profitable rates. Broadcast networks like CBS and UPN compete for audience, advertising revenues and programming with other broadcast networks such as ABC, FOX, NBC and WB, independent television stations, basic cable program services as well as other media, including satellite television services, videocassettes, DVDs, print and the Internet. In addition, the CBS and UPN television networks compete with these other broadcast networks to secure affiliations with independently owned television stations in markets across the country, which are necessary to ensure the effective distribution of network programming to a nationwide audience. According to Nielsen Media Research, for the broadcast television primetime daypart for the period September 23, 2002 to March 16, 2003, CBS television network secured the #1 position for total viewers and strengthened its #2 position for key adult viewers ages 25-54.

        Television stations compete for programming, for audiences and for advertising revenues with other stations in their respective coverage areas and, in some cases, with other station groups for programming, and in the case of advertising revenues, with other local and national media. The owned and operated television stations' competitive position is largely influenced by (i) the strength of the CBS and UPN television networks, and, in particular, the viewership of the CBS television network in the time period immediately prior to the late evening news; (ii) the quality of the syndicated programs and local news programs in time periods not programmed by the network; and (iii) in some cases, by the quality of the broadcast signal.

        Because an extended conversion to digital television broadcasting has begun, current and future technological developments may affect competition within the television marketplace. Television broadcasters will continue to operate their current analog stations while gradually building and operating digital facilities concurrently on separate channels. In the U.S., the transition period from analog to digital transmission is conditionally set to end in the year 2006, at which time, subject to the extensions that the FCC is permitted by statute to grant upon the request of any television station if certain levels of digital television penetration have not been met in that station's market, current rules would require broadcasters to return one of their two channels, allowing that spectrum to be recovered for other uses (see "Viacom Business Segments—Regulation—Broadcasting").

        As a producer and distributor of programming, the Company competes with studios, television production groups, and independent producers and syndicators such as Disney, NBC, Sony, Universal and Warner Bros. to sell programming both domestically and overseas.

    Infinity

        The Company's radio stations and outdoor advertising properties compete for audience, advertising revenues and programming directly with other radio stations and/or outdoor advertising companies such as ABC Radio, Cox Radio, Emmis Communications, Entercom, Lamar Advertising, Radio One and Clear Channel Communications, as well as with other media, such as broadcast television, newspapers, magazines, cable and satellite television, the Internet and direct mail, within their respective markets. The growth of Internet radio could bring increased competition, in part depending on the royalty rates for music used on Internet radio set by Copyright Arbitration Royalty Panels and/or through negotiations with rightsholders.

        The radio and outdoor advertising industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by terrestrial delivery of digital audio radio services ("DARS"). Two satellite-delivered audio programming services, Sirius and XM Satellite Radio, are now operational, each providing approximately 100 channels of pay audio services. While primarily pay services, advertising time is currently being sold by XM Satellite Radio on some of their channels and no regulation prohibits Sirius from adding advertising as well. The FCC also has a pending proceeding which contemplates the use of digital technology by existing AM and FM radio broadcast stations to both improve sound quality and provide spectrum for enhanced data services to complement the existing programming service and provide new business opportunities for radio broadcasters. The FCC has authorized use of an in-band on-channel ("IBOC") digital technology developed by iBiquity Digital Corporation on FM stations full-time and on AM stations day-time only. The Company has tested the IBOC technology on certain of its stations and licensed the technology for use by several of its stations. The Company has an ownership interest in iBiquity. The Company cannot predict the impact of new media technology on its business.

        INFINITY RADIO's aggregate spot advertising sales revenues for its radio stations for 2002 in each of the top five U.S. markets by metro area population were ranked either #1 or #2, according to the 2002 Market Total Spot Performance Summary of Miller, Kaplan, Arase & Co., LLP (for the New York, Los Angeles, San Francisco and Dallas-Fort Worth markets) and the 2002 Cluster Radio Revenue Report of Hungerford Aldrin Nichols & Carter, PC (for the Chicago market).

    Entertainment

        Theatrical Motion Pictures.    The Company competes with other major studios such as Disney, Dreamworks, Fox, MGM, Sony, Universal and Warner Bros. and independent film producers in the production and distribution of motion pictures, videocassettes and DVDs. PARAMOUNT PICTURES' competitive position primarily depends on the quality of the product produced, its distribution and marketing success, and public response. The Company also competes to obtain creative talent and story properties which are essential to the success of all of the Company's entertainment businesses.

        Publishing.    The consumer publishing business is highly competitive and has been affected by consolidation trends. Recent years have brought a number of significant mergers among the leading consumer publishers. The book superstore remains a significant factor in the industry contributing to the general trend toward consolidation in the retail channel. There have also been a number of mergers completed in the distribution channel. The Company must compete with other publishers such as Random

House, Penguin Group and Harper Collins for the rights to works by well-known authors and public personalities.

        Parks.    During the last four years, the regional theme park industry has experienced increased consolidation. The Company competes with other highly-capitalized, multi-park entertainment corporations. In order to compete effectively, the Company must differentiate its products through its access to entertainment intellectual property and brands and by investing capital to attract repeat customers. The Company believes that its intellectual properties enhance existing attractions and facilitate the development of new attractions, which encourage visitors to the PARAMOUNT PARKS theme parks. The Company's theme parks also compete with other forms of leisure entertainment.

    Video

        BLOCKBUSTER operates in a highly competitive environment. The Company believes that BLOCKBUSTER's most significant competition comes from (i) video stores and other retailers that rent or sell movies and/or games and (ii) providers of direct delivery home viewing entertainment.

        Video stores and other retailers that rent or sell movies include, among others, (i) local, regional and national video and games stores; (ii) mass merchant retailers such as Wal-Mart, Best-Buy and Target; (iii) toy and entertainment retailers; (iv) supermarkets, pharmacies and convenience stores; and (v) online retailers and mail order services. The Company believes that the principal factors that BLOCKBUSTER faces in competing with video and game stores and other retailers are (a) convenience and visibility of store locations; (b) quality, quantity and variety of titles in the desired format; (c) pricing; and (d) customer service.

        With the development of new technologies, a competitive risk to BLOCKBUSTER's video store business comes from direct broadcast satellite, digital cable television and internet delivery. Direct broadcast satellite, digital cable and "traditional" cable providers not only offer numerous channels of conventional television, but they also offer pay-per-view movies which permit a subscriber to pay a fee to see a selected movie. Because of the increased availability of channels, direct broadcast satellite and digital cable providers have been able to enhance their pay-per-view business by (i) substantially increasing the number and variety of movies they can offer their subscribers on a pay-per-view basis; and (ii) providing more frequent and convenient start times for the most popular movies. Pay-per-view allows the consumer to avoid trips to the video store for rentals and returns of movies, which also eliminates the chance they will incur additional costs for keeping a movie beyond its initial rental term. However, pay-per-view also does not allow the consumer to start, stop and rewind the movie or fully control start times. As a result, some digital cable providers and a limited number of Internet content providers have begun implementing technology referred to as "video-on-demand," which technology transmits movies on demand with interactive capabilities such as start, stop and rewind. In addition, some cable providers are introducing subscription video-on-demand, which allows consumers to pay a flat fee per month for access to a selection of content with fast forward, stop and rewind capabilities.

        A competitive advantage that the home video retail industry currently enjoys over most other movie distribution channels, including pay-per-view, is the early timing of the video retail "distribution window" (see "Viacom Business Segments—Video"). Studio pricing for films that are released to home video retailers has historically been based on whether or not a studio desires to promote a film for both rental and sale to the consumer, or primarily for rental, from the beginning of the home video distribution window. Currently, substantially all DVDs are released at lower sell-through prices, which mean prices that are low enough to allow for an affordable sales price by the retailer to the consumer from the beginning of the home video distribution window. This sell-through pricing has accelerated consumer interest in the format but has also served to increase competition from mass merchant retailers (see "Viacom Business Segments—Video"). BLOCKBUSTER's business could be negatively affected if the studios adversely change their distribution windows; if sell-through pricing of DVDs results in consumer preference for buying, rather than renting, movies and BLOCKBUSTER is unable to increase rental market share, to replace profits from rentals with profits from sales of sell-through product, or to otherwise positively affect gross profits, such as through increased pricing or cost reductions; and/or if new technologies become widely accepted by consumers.

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

        Copyright Treaties.    Delegates to the World Intellectual Property Organization adopted a proposed Copyright Treaty which was ratified by 30 nations, including the U.S., and became effective on March 6, 2002. The Copyright Treaty updates the Berne Convention, last revised in 1971, and addresses copyright protection for new technologies that have emerged since that time. Because the Treaty includes important copyright protections for the digital transmission of content, the Treaty is likely to have a positive impact on the Company. The U.S. implementing legislation for the Copyright Treaty, known as the Digital Millennium Copyright Act ("DMCA") also affords important copyright protections, including civil and criminal penalties for the manufacture of, or trafficking in, devices that circumvent copyright protection technologies such as encryption and scrambling, and for the act of circumventing such technologies to gain unauthorized access to a copyrighted work. The DMCA also amends the U.S. Copyright Act (the "Copyright Act") by creating a new statutory license concerning certain rights related to digital transmissions of sound recordings. The statute provides that new statutory rates for each license will be set either through voluntary negotiations between the interested parties or through Copyright Arbitration Royalty Panels.

        Copyright Term Extension.    In October 1998, Congress passed legislation extending the copyright term an additional twenty years. The extended term is life of the author plus 70 years for authored works and 95 years for works-made-for-hire. This extension puts the U.S. copyright term on par with the European Community. Term extension should have a beneficial effect for the Company over time, including with respect to important publishing properties which otherwise would have passed into the public domain in the next several years. In January 2003, the U.S Supreme Court upheld the constitutionality of Congress' action in extending the term.

  Compulsory Copyright License.

          Multichannel Distributors Other Than DTH.    The Copyright Act provides a compulsory license for the retransmission of broadcast signals by multichannel video distributors such as cable television, MMDS (Multipoint Multichannel Distribution Systems) and SMATV (Satellite Master Antenna Television) operators. The compulsory license fees paid by cable, MMDS and SMATV operators for the retransmission of distant broadcast signals are currently established by statute. These amounts are then divided among the copyright owners of programs contained in such distant broadcast signals by agreement and binding arbitration. There is no compulsory licensing fee for the retransmission of local broadcast signals, but local stations may, under a different statute, elect to negotiate consideration in return for consenting to the retransmission of their signals by multichannel video distributors.

          DTH.    In November 1999, Congress enacted the Satellite Home Viewer Improvement Act ("SHVIA") to extend and reform original legislation which created a temporary compulsory license that allowed satellite carriers to import broadcast signals to those homes that were unable to receive over-the-air their local network-affiliated television signals. The legislation also created a temporary compulsory license that allowed satellite carriers to import non-network stations' signals. This compulsory license was to expire at the end of 1999. Through the 1999 SHVIA legislation, Congress extended the compulsory license until December 31, 2004, and set statutory compulsory license fees for these distant signals. These amounts are then divided among the copyright owners of programs contained in such broadcast signals by agreement or binding arbitration. In addition, Congress created a new and permanent compulsory license for the retransmission of local network broadcast signals back into the local market, the so-called "local-into-local" provision. Unlike the above mentioned compulsory license, the local signal compulsory license is royalty-free, but local stations may elect to negotiate consideration in return for consenting to the retransmission of their signals by satellite carriers.

        First Sale Doctrine.    The copyright "First Sale" doctrine provides that in the U.S. the owner of a legitimate copy of a copyrighted work may use or dispose of it in such manner as the owner sees fit, including by renting it. The First Sale doctrine does not apply to sound recordings or computer software (other than software made for a limited purpose computer, such as a video game platform) for which the Copyright Act vests a rental right (i.e., the right to control the rental of the copy) in the copyright holder. The repeal or limitation of the First Sale doctrine (or conversely, the creation of a rental right vested in the copyright holder) for audiovisual works or for computer software made for limited purpose computers would have an adverse impact in the U.S. on the Company's home video and game rental business. In August 2001, the U.S. Copyright Office released its study on the First Sale doctrine in the digital age and determined that no changes were warranted. The First Sale doctrine does not exist in many countries where the copyright owner retains the rental rights to a copyrighted work. In these countries the right to rent home video works is obtained through a licensing arrangement or a purchase with the right to rent arrangement.

        Domain Name Protections.    In 1999, Congress enacted legislation to address the practice of domain name piracy. The legislation is designed to limit the practice of registering an Internet address of an established trademark with the hopes of selling the Internet address to the affected company. This legislation, together with the Uniform Domain Name Dispute Resolution Policy, an online arbitration procedure which provides additional safeguards against such registrations, is particularly important since additional top level domains are continuing to be introduced, which may increase the number of domain name registrations.

    Cable Networks

        Cable Rate Regulation.    The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") directed the FCC, among other things, to limit by regulation cable system rates for the "basic service tier" ("BST") (including retransmission consent and must carry broadcast signals and public, educational and governmental channels) and the "cable programming service tier" ("CPST") to a level not to exceed the rates that would be charged in the presence of effective competition. Programming offered on a per-channel or per-program basis is exempt from rate regulation.

        Although all rate regulation of the CPST expired on March 31, 1999, local franchising authorities remain responsible for regulating the BST. The Company believes that cable rate regulation adversely affects its non-premium cable program services which rely on cable operator license fee support, along with advertising revenues, to maintain the quantity and quality of programming. Rate regulation in this area tends to erode cable operator incentives to invest in programming and particularly in start-up program services.

        Online Music Royalties.    MTVN, on behalf of its Web sites, and BET Interactive, LLC, on behalf of BET.com, currently obtains much of its Web site content from record labels, music publishers and artists. MTVN and BET Interactive also obtain certain rights to some of its Web site content, such as performance rights of song composers and non-interactive rights to digital transmission of recordings, pursuant to statutory compulsory licenses. The royalties payable for such licenses are established periodically by Copyright Arbitration Royalty Panels.

    Broadcasting

        General.    Television and radio broadcasting are subject to the jurisdiction of the FCC under the Communications Act. The Communications Act prohibits the operation of broadcasting stations except pursuant to licenses issued by the FCC and empowers the FCC, among other actions, to: issue, renew, revoke and modify broadcasting licenses; assign frequency bands; determine stations' frequencies, locations and operating power; regulate some of the equipment used by stations; adopt other regulations to carry out the provisions of the Communications Act and other laws, including requirements affecting the content of broadcasts; impose penalties for violation of such regulations; and impose annual fees as well as fees for processing applications and other administrative functions.

        Under the Communications Act, the FCC also regulates certain aspects of the operation of cable and satellite television systems and other electronic media that compete with broadcast stations.

        License Assignments and Renewals.    The Communications Act requires prior FCC approval for the assignment of a license or transfer of control of an FCC licensee. The FCC is authorized to renew broadcast licenses for terms of up to eight years. The Communications Act requires renewal of a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity; there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and there have been no other serious violations that taken together constitute a pattern of abuse.

        Ownership Regulation.    The Communications Act and FCC rules and regulations also regulate broadcast ownership. The FCC has promulgated rules that, among other matters, limit the ability of individuals and entities to have an official position or ownership interest, known as an "attributable" interest, above a specific level in broadcast stations as well as in other specified mass media entities. In September 2002, the FCC initiated a rulemaking proceeding (the "Omnibus Ownership Review") for the purpose of comprehensively reviewing its broadcast ownership rules, including the local radio ownership rule, the local television ownership rule, the national television ownership cap, the dual network rule, the newspaper-broadcast cross-ownership rule and the radio-television cross-ownership rule. The Company has filed comments urging the FCC to repeal all of the broadcast ownership rules and to defer to the Antitrust Division of the U.S. Department of Justice and the Federal Trade Commission on issues of potential over-concentration. Action on the FCC rulemaking is not expected before late spring 2003. The current ownership rules are briefly summarized below.

          Local Radio Ownership.    The maximum allowable number of radio stations that can be commonly owned in a market varies depending on the number of radio stations within that market, as determined using a method prescribed by the FCC. In the top 50 markets where INFINITY RADIO has significant holdings, the rule generally permits the common ownership of eight radio stations, no more than five of which may be either AM or FM. The FCC is considering possible changes to its method of defining local radio markets as part of a proceeding initiated in December 2000 and since incorporated into the Omnibus Ownership Review.

          Local Television Ownership.    The FCC's local television ownership rule permits parties to own up to two television stations in the same market, referred to as designated market areas ("DMA"), so long as at least one of the two stations is not among the top four-ranked stations in the market based on audience share as of the date an application for approval of an acquisition is filed with the FCC, and at least eight independently owned and operating full-power television stations remain in the market following the acquisition. Further, without regard to numbers of remaining or independently owned TV stations, the FCC will permit ownership of two television stations within the same DMA so long as certain signal contours of the stations involved do not overlap. The U.S. Court of Appeals for the D.C. Circuit has ordered the FCC to reconsider its rationale for the type of media to include in the eight-voice limit. In the Omnibus Ownership Review, the FCC is considering this question, as well as whether to retain or modify the local television ownership rule.

          The Company has two television stations in the same DMA in the following eight television markets: Los Angeles, Philadelphia, San Francisco, Boston, Dallas-Fort Worth, Detroit, Miami, and Pittsburgh.

          National Television Ownership Cap.    On the national level, the FCC imposes a 35% national audience reach cap for television ownership, under which one party may not have an "attributable" interest in television stations which reach more than 35% of all U.S. television households. For purposes of calculating the total number of television households in a particular television station's DMA, the FCC attributes UHF television stations with only 50% percent of the television households in their respective DMA.

          After divestitures and station swaps following the merger with CBS, the television stations currently held by the Company have an aggregate national audience reach for purposes of the national ownership cap of approximately 39%. In connection with the Viacom/CBS Merger, the FCC ordered the Company to come into compliance with the national television ownership cap by May 4, 2001. However, the Company and others challenged the national ownership limit in federal court and the FCC-mandated divestiture was stayed pending an order of the court. On February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit found the FCC's 1998 decision not to repeal or to modify the national ownership cap to be arbitrary and capricious and remanded the rule to the FCC for further consideration of whether to repeal or modify the rule. On March 28, 2002, the FCC ordered that the Company will have until 12 months after the issuance of a final FCC decision on remand to file any application that may be necessary to come into compliance with any limits that may exist at that time.

          Newspaper-Broadcast Cross-Ownership Rule.    The FCC's Newspaper-Broadcast Cross-Ownership Rule, enacted in 1975, provides that no party shall own a radio or television station in the same market in which the same party also owns a daily newspaper. There are, however, approximately 40 grandfathered newspaper-broadcast combinations in existence and the FCC has granted four permanent waivers of the rule since its inception. As part of the Omnibus Ownership Review, the FCC has asked for comments on a wide range of proposals regarding this rule, including whether it should retain the rule in its current form, modify either the geographic coverage areas or the media covered by the rule, apply a market concentration or market voice count test, or eliminate the rule completely.

          Dual Network Rule.    In 1996, Congress directed the FCC to liberalize the dual network rule, which then generally prohibited television stations from affiliating with an entity that maintained more than one national broadcast network. In April 2001, the FCC eliminated the application of the dual network rule to the UPN and WB networks. The remaining provision of the current dual network rule prohibits any of the four major networks—ABC, CBS, FOX and NBC—from combining.

          Radio-Television Cross-Ownership Rule.    The radio-television cross-ownership rule permits common ownership or control of one or more radio stations, whether AM, FM or both, and one television station (or two television stations, if such combination is permitted by the local television ownership rule) in the same market. The rule embodies a graduated test based on the number of independently owned media voices in the local market. In the largest markets, common ownership of seven radio stations and one television station, or six radio stations and two television stations, is allowed. The Company owns radio and television stations in the Los Angeles, San Francisco and Baltimore markets in excess of this limit. With respect to the Los Angeles and San Francisco markets, the Company has applications pending before the FCC that if granted would bring the Company into compliance with the rule. The Company has asked the FCC to extend the deadline for divestiture in Baltimore.

          Attribution of Ownership.    Under the FCC's attribution rules, a direct or indirect purchaser of various types of securities of the Company could violate FCC regulations or policies if that purchaser owned or acquired an "attributable" interest in other media properties in a manner prohibited by the FCC. Under the FCC's rules, an "attributable" interest for purposes of the FCC's broadcast ownership rules generally includes: equity and debt interests which combined exceed 33% of a licensee's total assets, if the interest holder supplies more than 15% of the licensee's total weekly programming, or has an attributable same-market media interest, whether television, radio, cable or newspaper; a 5% or greater direct or indirect voting stock interest, including certain interests held in trust, unless the holder is a qualified passive investor in which case the criterion is a 20% or greater voting stock interest; any equity interest in a limited liability company or a partnership, including a limited partnership, unless properly "insulated" from management activities; and any position as an officer or director of a licensee or of its direct or indirect parent.

          The FCC is not considering changes to the attribution rules in the Omnibus Ownership Review. In a separate proceeding, however, the FCC is reviewing its single majority voting shareholder attribution exemption. In January 2001, the FCC eliminated this exemption, which previously had rendered as non-attributable voting interests up to 49% in a licensee controlled by a single majority voting shareholder. Minority interests acquired prior to December 14, 2000 were grandfathered. In December 2001, following a court decision which found the FCC's elimination of the exemption to be arbitrary and capricious with respect to certain cable ownership rules, the FCC suspended enforcement of the elimination of the single majority shareholder exemption in the broadcast context pending the outcome of a rulemaking in which the FCC is reconsidering this matter.

          Alien Ownership.    The Communications Act limits the ability of foreign entities or individuals to own or hold interests in broadcast licenses. As applicable to the Company, non-U.S. citizens, collectively, may directly or indirectly own or vote up to twenty percent of the capital stock of a corporate licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such affirmative findings only in limited circumstances. The Company periodically surveys its public shareholders to ascertain compliance with this statute.

        Digital Television Service.    The FCC has taken a number of steps to implement digital television broadcasting service in the U.S. The FCC has adopted a digital television table of allotments that provides all authorized television stations with a second channel on which to broadcast a digital television signal. The FCC has attempted to provide digital television coverage areas that are comparable to stations' existing service areas. The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high definition television, multiple channels of standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free over-the-air video program signal at least comparable in resolution to the station's analog programming transmissions.

        The FCC required all commercial television stations to begin broadcasting a digital signal by May 1, 2002. With the exception of the UPN-affiliated stations in Pittsburgh, Oklahoma City and Providence, all of the Company's stations are transmitting digital broadcasts that comply with the FCC's requirements. These three UPN-affiliated stations are not broadcasting a digital signal because the FCC has yet to grant the Company authorization to construct the digital facilities for them. The FCC's plan conditionally calls for the digital television transition period to end in the year 2006, at which time current rules would require television broadcasters to cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. As provided by statute, however, the FCC is required to extend the end of the transition at the request of individual broadcast licensees on a market-by-market basis if one or more of the four largest network stations or affiliates is not broadcasting in digital, digital-to-analog converter technology is not generally available, or 15% or more television households are not receiving a digital signal. The Company will incur considerable costs in the conversion to digital television and is unable to predict the extent or timing of consumer demand for any such digital television services.

        Cable and Satellite Carriage of Television Broadcast Stations.    Under the 1992 Cable Act and implementing FCC regulations, cable television operators are prohibited from retransmitting the signal of a commercial television station unless the station consents or chooses mandatory carriage. Every three years, each station must elect, with respect to cable systems within its DMA, either "must carry" status, pursuant to which the cable system's carriage of the station is mandatory, or "retransmission consent," pursuant to which the station gives up its right to mandatory carriage in order to seek consideration in return for consenting to carriage. When stations elect mandatory carriage, cable operators are required to carry them on a tier of service provided to every subscriber, and in certain channel positions designated in the 1992 law. Cable operators are prohibited from degrading a television station's signal, but are not required to carry duplicative signals or video that is not considered primary. Television stations may file complaints with the FCC against cable operators for non-compliance with the mandatory carriage requirements; in addition, both cable operators and television stations may file petitions with the FCC either to expand or to contract a commercial television station's market for broadcast signal carriage purposes. In general, the Company's stations have elected the retransmission consent option for cable carriage for the three-year period that began January 1, 2003. The Company is still in the process of negotiating retransmission consent agreements with some cable operators, but in all cases the cable systems continue to carry the stations' signals.

        In 1999, Congress enacted SHVIA, which permits satellite carriers to retransmit a local television station's signal into its local market without copyright liability, subject to the consent of the local broadcaster. Further, until the end of 2004, the satellite carrier may retransmit distant network signals to certain households unserved by local network affiliates. Finally, beginning on January 1, 2002, satellite carriers were required to carry the signals of all local broadcast stations, if they so request, in local markets in which the satellite carrier carries at least one signal under the local-to-local compulsory license. Every three years, each station must elect "must carry" or "retransmission consent" status, in a manner similar to that described above with respect to cable systems. Almost all of the Company's owned and operated television stations are being transmitted into their local markets by the two major satellite carriers, either through retransmission consent agreements or mandatory carriage elections.

        The foregoing relates to cable and satellite carriage of analog television broadcast stations. Although a single programming stream transmitted by each digital television station will be required to be carried on both distribution platforms after the end of the digital television transition period, the FCC does not currently require either satellite or cable operators to carry both a station's analog and digital signals during the transition period.

        Digital Audio Radio Service.    The FCC has authorized various digital audio radio services. In January 1995, the FCC adopted rules to allocate spectrum for satellite-delivered digital audio radio services. Two satellite-delivered audio programming services have launched, Sirius and XM Satellite

Radio, each providing approximately 100 channels of pay audio services. While primarily pay services, advertising time is currently being sold by XM Satellite Radio on some of its channels and no regulation prohibits Sirius from adding advertising as well. The FCC also has a pending proceeding which contemplates the use of digital technology by existing AM and FM radio broadcast stations both to improve sound quality and to provide spectrum for enhanced data services to complement the existing programming service and provide new business opportunities for radio broadcasters. The FCC has authorized use of an IBOC digital technology developed by iBiquity Digital Corporation on FM stations full-time and on AM stations day-time only. The Company has tested the IBOC technology on certain of its stations and licensed the technology for use by several of its stations. The Company has an ownership interest in iBiquity. The Company cannot predict the impact of new media technology on its business.

    Outdoor Advertising

        The outdoor advertising industry is subject to extensive governmental regulation in the U.S. at the federal, state and local levels. These regulations include restrictions on the construction, repair, upgrading, height, size and location of and, in some instances, content of advertising copy being displayed on outdoor advertising structures.

        Federal law, principally the Highway Beautification Act of 1965 (Highway Beautification Act), encourages states, by the threat of withholding 10% of the federal appropriations for the construction and improvement of highways within such states, to implement state legislation to prohibit billboards located within 660 feet of, or visible from, interstate and primary highways, except in commercial or industrial areas where off-site signage is permitted provided it meets spacing and size restrictions. All of the states have implemented regulations at least as restrictive as the Highway Beautification Act. The Highway Beautification Act, and the various state statutes implementing it, requires payment of just compensation whenever governmental authorities require legally erected and maintained billboards to be removed from areas adjacent to federally-aided highways.

        State and local jurisdictions have, in some cases, passed additional and more restrictive regulations applicable to the construction, repair, upgrading, height, size and location of outdoor advertising structures adjacent to federally-aided highways and other thoroughfares. In some cases, the construction of new billboards or the relocation or modification of existing billboards is prohibited. A number of cities including New York City, Los Angeles and Miami have implemented or initiated legislative billboard controls including imposing taxes, fees and registration requirements in an effort to decrease or restrict the number of outdoor signs. The Company contests such laws and regulations that may adversely impact its constitutional or other legal rights and unlawfully restrict the growth of the outdoor advertising business. In addition, from time to time, governmental authorities order the removal of billboards by the exercise of eminent domain. Thus far, the Company believes it has been able to obtain satisfactory compensation for its structures removed at the direction of governmental authorities, although there is no assurance that it will be able to continue to do so in the future.

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

    Video

        BLOCKBUSTER is subject to various regulations affecting its business, including state and local advertising, consumer protection, credit protection, licensing, zoning, land use, construction, health and safety, environmental, and minimum wage and other labor and employment regulations. BLOCKBUSTER must also comply with various federal, state and local laws that govern the access and use of its video stores by disabled people and the disclosure and retention of customer records, including laws pertaining to the use of BLOCKBUSTER's customer transaction database.

        BLOCKBUSTER is also subject to the Trade Regulation Rule of the Federal Trade Commission entitled "Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures" and state laws and regulations that govern (i) the offer and sale of franchises and (ii) franchise relationships. These regulations require BLOCKBUSTER to furnish each prospective franchisee with a current franchise offering circular prior to the offer or sale of a franchise. In addition, a number of states require that BLOCKBUSTER comply with that state's registration or filing requirements prior to offering or selling a franchise in the state and provide a prospective franchisee with a current franchise offering circular complying with the state's laws, prior to the offer or sale of the franchise. BLOCKBUSTER intends to maintain a franchise offering circular that complies with all applicable federal and state franchise sales and other applicable laws.

        BLOCKBUSTER is also subject to a number of state and international laws and regulations that regulate some substantive aspects of the franchisor-franchisee relationship, including (i) those governing the termination or non-renewal of a franchise agreement; (ii) requirements that the franchisor deal with its franchisees in good faith; (iii) prohibitions against interference with the right of free association among franchisees; and (iv) those regulating discrimination among franchisees in charges, royalties or fees.

        Compliance with federal and state franchise laws is costly and time-consuming, and no assurance can be given that BLOCKBUSTER will not encounter difficulties or delays in this area or that it will not require significant capital for franchising activities.

INTELLECTUAL PROPERTY

        It is the Company's practice to protect its theatrical and television product, software, publications and its other original and acquired works. The following logos and trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of the Company: VIACOM®, BLOCKBUSTER®, CBS®, CBS ENTERTAINMENT™, CBS NEWS™, CBS SPORTS™, UPN®, INFINITY RADIO®, VIACOM OUTDOOR™, BET®, CMT®: COUNTRY MUSIC TELEVISION™, MTV MUSIC TELEVISION®, NICK AT NITE®, NICKELODEON®, TNN: THE NATIONAL NETWORK™, TV LAND®, VH1 MUSIC FIRST®, PARAMOUNT®, PARAMOUNT PICTURES®, FAMOUS MUSIC®, SPELLING TELEVISION®, BIG TICKET TELEVISION®, VIACOM PRODUCTIONS®, KING WORLD®, PARAMOUNT PARKS®, ENTERTAINMENT TONIGHT®, STAR TREK®, SHOWTIME®, THE MOVIE CHANNEL™, FLIX®, SIMON & SCHUSTER® and POCKET BOOKS®.

EMPLOYEES AND LABOR MATTERS

        At December 31, 2002, the Company employed approximately 120,630 people, of which approximately 61,280 were full-time salaried employees.

FINANCIAL INFORMATION ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

        Financial and other information by segment and relating to foreign and domestic operations for each of the last three years ending December 31, is set forth in Note 14 to the Consolidated Financial Statements.

AVAILABLE INFORMATION

        Viacom Inc.'s Web site address is www.viacom.com. Viacom Inc. makes available free of charge on or through its Web site at http://viacom.com/shareholder.tin its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through the Company's Web site as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

        This document and the documents incorporated by reference into this Annual Report on Form 10-K including "Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition," contain both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. More information about these risks, uncertainties and other factors is set forth on pages II-35 to II-36 of "Management's Discussion and Analysis of Results of Operations and Financial Condition." There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. The Company cannot make any assurance that projected results or events will be achieved.

Item 2.    Properties.

        The Company maintains its world headquarters at 1515 Broadway, New York, New York, where it rents approximately 1.2 million square feet for executive offices and certain of its operating divisions. The lease for the majority of the space runs to 2010, with four renewal options for five years each thereafter. The Company also leases the following major facilities in New York City for certain of its operating divisions: (a) approximately 548,000 square feet of office space at 1633 Broadway, New York, New York, which lease runs to 2010, and (b) approximately 237,000 square feet of office space at 1230 Avenue of the Americas, New York, New York, which lease runs to 2009. The Company owns the building located at 51 West 52nd Street New York, New York containing approximately 900,000 square feet which is utilized for executive and certain operating division offices or is leased to third parties, and the CBS Broadcast Center complex located on approximately 3.7 acres at 524 West 57th Street and consists of approximately 860,000 square feet. The Company also owns 3 studio facilities in California: (a) the Paramount Pictures studio at 5555 Melrose Avenue, Los Angeles, California, located on approximately 65 acres, (b) the CBS Studio Center at 4204 Radford Avenue, Studio City, California, located on approximately 40 acres, and (c) CBS Television City at 7800 Beverly Boulevard, Los Angeles, California, located on approximately 11 acres. PARAMOUNT PARKS' operations in the U.S. include approximately 1,950 acres owned and 108 acres leased and in Canada include approximately 380 acres owned. BLOCKBUSTER's headquarters at 1201 Elm Street, Dallas, Texas consists of approximately 245,000 square feet of leased space and its distribution center in McKinney, Texas consists of approximately 850,000 square feet of leased space.

        The Company also owns and leases office, studio, retail and warehouse space, broadcast, antenna and satellite transmission facilities and outdoor advertising throughout the U.S., Canada and several countries around the world for its businesses. The Company considers its properties adequate for its present needs.

Item 3.    Legal Proceedings.

        Asbestos and Environmental.    The Company is a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of the Company's products is the basis of a claim. Claims against the Company in which a product has been identified principally relate to exposures allegedly caused by asbestos-containing insulating material in turbines sold for power-generation, industrial and marine use, or by asbestos-containing grades of decorative micarta, a laminate used in commercial ships.

        Claims typically are both filed and settled in large groups, which makes the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2002, the Company had pending approximately 103,800 asbestos claims, as compared to approximately 106,000 as of December 31, 2001 and approximately 100,000 as of December 31, 2000. The 2001 and 2000 numbers of claims included approximately 7,100 claims and 1,900 claims, respectively, on an inactive docket in Baltimore which would not be counted as pending under the Company's current methodology. In addition, the pending claim count was reduced by approximately 24,000 claims as a result of the Supreme Court of New York's order dated December 2002 establishing a deferred docket of claimants alleging minimal or no impairment. Of the claims pending as of December 31, 2002, approximately 73,900 were pending in state courts, 27,100 in federal court and approximately 2,800 were third party claims. During 2002, the Company received approximately 49,400 new claims and closed approximately 18,500 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

        Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third party claims. The Company's total costs in 2002 and 2001 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $28 million and $21 million, respectively. A portion of such costs relates to claims settled in prior years.

        Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos, lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure, other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. The total number of asbestos claims filed during 2002 has declined relative to 2001 primarily as a result of a decline in claims filed on behalf of individuals who have not identified the claimed injury or who are asymptomatic as to an alleged asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at December 31, 2002. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury.

        The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and that these asbestos liabilities are not likely to have a material adverse effect on its results of operations, financial position or cash flows.

        The Company from time to time receives claims from federal and state environmental regulatory agencies and other entities asserting that it is or may be liable for environmental cleanup costs and related damages principally relating to discontinued operations conducted by companies acquired by the Company. In addition, the Company from time to time receives personal injury claims including toxic tort claims arising from historical operations of the Company and its predecessors.

        Antitrust.    In March 2001, after a series of judicial rulings, three individuals remained as plaintiffs in a complaint filed in the United States District Court for the Western District of Texas against the Company, Blockbuster, Paramount Home Entertainment, and other major motion picture studios and their home video subsidiaries. They asserted, among other things, that the Company, Blockbuster and the studios conspired to fix the prices of videos to retailers and distributors, engaged in discriminatory pricing, and conspired to restrain competition. They were seeking treble damages for themselves and injunctive relief under both federal and California state law. In July 2002, judgment was entered in favor of the defendants. Plaintiffs have appealed the judgment to the Fifth Circuit Court of Appeals. In January 2001, a similar complaint was filed in California in a Los Angeles County Superior Court by over 200 individual plaintiffs seeking class certification and monetary damages against the same defendants. In January 2002, the California court denied the plaintiffs' request for class certification, and the plaintiffs have appealed that decision to a California appellate court. By order dated February 20, 2003, the California state court judge dismissed with prejudice all claims against the defendants. The Company believes that the plaintiffs' position in these litigations is without merit and intends to continue to defend itself vigorously in the litigations.

        Blockbuster Securities Actions.    During February and March 2003, three putative class action complaints were filed against Blockbuster in the United States District Court for the Northern District of Texas claiming violations of the Securities Exchange Act of 1934 and seeking a class determination for purchasers of Blockbuster stock for the approximately eight-month period between April and December 2002. Certain members of Blockbuster's senior management are also named as defendants. A shareholder derivative action arising from the same operative facts was filed in February 2003 in the same court; and another shareholder derivative action was filed in March 2003 in the 160th Judicial District Court for Dallas County, Texas claiming breach of fiduciary duties for an approximately three-week period from late April through mid-May 2002. These actions named certain Blockbuster directors, some of whom are directors and/or executive officers of the Company, and certain members of Blockbuster's senior management, as individual defendants, and Blockbuster as a nominal defendant. Responses have not yet been filed to any of these lawsuits. The Company believes the plaintiffs' positions in these lawsuits are without merit and intends to vigorously defend these matters.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not Applicable

EXECUTIVE OFFICERS OF THE COMPANY

        Set forth below is certain information concerning the executive officers of the Company as of March 1, 2003.

Name	Age	Title
Sumner M. Redstone	79	Chairman of the Board of Directors and Chief Executive Officer
Mel Karmazin	59	President and Chief Operating Officer and Director
Richard J. Bressler	45	Senior Executive Vice President and Chief Financial Officer
Carl D. Folta	45	Senior Vice President, Corporate Relations
Robert G. Freedline	45	Senior Vice President and Treasurer
Michael D. Fricklas	43	Executive Vice President, General Counsel and Secretary
Susan C. Gordon	49	Senior Vice President, Controller and Chief Accounting Officer
Carol A. Melton	48	Senior Vice President, Government Affairs
William A. Roskin	60	Senior Vice President, Human Resources and Administration
Martin M. Shea	59	Senior Vice President, Investor Relations

        None of the executive officers of the Company is related to any other executive officer or director by blood, marriage or adoption except that Brent D. Redstone and Shari Redstone, Directors of the Company, are the son and daughter, respectively, of Sumner M. Redstone.

        Mr. Redstone has been a Director of the Company since 1986 and Chairman of the Board since 1987 and Chief Executive Officer since 1996. Mr. Redstone has served as Chairman of the Board of NAI since 1986 and Chief Executive Officer of NAI since 1967. He also served as President of NAI from 1967 through 1999. He is a member of the Advisory Council for the Academy of Television Arts and Sciences Foundation and on the Board of Trustees for The Museum of Television and Radio. Mr. Redstone served as the first Chairman of the Board of the National Association of Theatre Owners and is currently a member of its Executive Committee. Since 1982, Mr. Redstone has been a member of the faculty of Boston University Law School, where he has lectured on entertainment law, and since 1994, he has been a Visiting Professor at Brandeis University. He has also been a frequent lecturer at colleges, including Harvard Law School. Mr. Redstone graduated from Harvard University in 1944 and received an LL.B. from Harvard University School of Law in 1947. Upon graduation, Mr. Redstone served as Law Secretary with the U.S. Court of Appeals, and then as a Special Assistant to the U.S. Attorney General. He served as Director of Infinity until the Infinity Merger. Mr. Redstone is a Director of Blockbuster.

        Mr. Karmazin has been President and Chief Operating Officer of the Company and a member of the Board of Directors since May 2000. Mr. Karmazin served as President and Chief Executive Officer of CBS Corporation from January 1999 until the Viacom/CBS Merger. He was President and Chief Operating Officer of CBS Corporation from April 1998 through December 1998. Mr. Karmazin joined CBS Corporation in December 1996 as Chairman and Chief Executive Officer of CBS Radio and served as Chairman and Chief Executive Officer of the CBS Station Group (Radio and Television) from May 1997 to April 1998. Prior to joining CBS, Mr. Karmazin served as President and Chief Executive Officer of Infinity from 1981 until its acquisition by CBS Corporation in December 1996. Mr. Karmazin served as Chairman, President and Chief Executive Officer of Infinity from December 1998 until the Infinity Merger. Mr. Karmazin is Vice Chairman of the Board of Trustees for The Museum of Television and Radio and is a Director of Blockbuster, the New York Stock Exchange, Inc. and Westwood One, Inc. Mr. Karmazin was a Director of CBS Corporation at the time of the Viacom/CBS Merger and was a Director of Infinity until the Infinity Merger.

        Mr. Bressler has been Senior Executive Vice President and Chief Financial Officer of the Company since May 2001. Before joining the Company, Mr. Bressler was Executive Vice President of AOL Time Warner Inc. and Chief Executive Officer of AOL Time Warner Investments. Prior to that, Mr. Bressler served in various capacities with Time Warner Inc., including as Chairman and Chief Executive Officer of

Time Warner Digital Media. He also served as Executive Vice President and Chief Financial Officer of Time Warner Inc. from March 1995 to June 1999. Mr. Bressler serves on the National Advisory Committee of JPMorgan Chase and is a Director of Blockbuster.

        Mr. Folta was elected Senior Vice President, Corporate Relations of the Company in November 1994. Prior to that, he served as Vice President, Corporate Relations of the Company from April 1994 to November 1994. Mr. Folta held various communications positions at Paramount Communications Inc. from 1984 until joining the Company in April 1994.

        Mr. Freedline was elected Senior Vice President and Treasurer of the Company in May 2002. Prior to that, he served as Vice President and Treasurer of the Company from May 2000 to May 2002. From May 1998 to May 2000, he served as Vice President and Controller of CBS Corporation. Mr. Freedline also served as Director of Business Planning and Development of CBS from June 1996 to May 1998.

        Mr. Fricklas was elected Executive Vice President, General Counsel and Secretary of the Company in May 2000. From October 1998 to May 2000, he served as Senior Vice President, General Counsel and Secretary of the Company and from July 1993 to October 1998, he served as Deputy General Counsel of the Company. He served as Vice President, General Counsel and Secretary of Minorco (U.S.A.) Inc. from 1990 to 1993.

        Ms. Gordon was elected Senior Vice President, Controller and Chief Accounting Officer of the Company in May 2002. Prior to that, she served as Vice President, Controller and Chief Accounting Officer of the Company from April 1995 to May 2002 and as Vice President, Internal Audit from October 1986 to April 1995. From June 1985 to October 1986, Ms. Gordon served as Controller of Viacom Broadcasting. She joined the Company in 1981 and held various positions in the corporate finance area.

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

        Mr. Shea was elected Senior Vice President, Investor Relations of the Company in January 1998. From July 1994 to May 1995 and from November 1995 to December 1997, he was Senior Vice President, Corporation Communications for Triarc Companies, Inc. From June 1995 through October 1995, he served as Managing Director of Edelman Worldwide. From 1977 until July 1994, Mr. Shea held various Investor Relations positions at Paramount Communications Inc., serving most recently as Vice President, Investor Relations.

PART II

Item 5.    Market for Viacom Inc.'s Common Equity and Related Stockholder Matters.

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

	Voting Class A Common Stock		Non-Voting Class B Common Stock
	High	Low	High	Low

2001
1st quarter	$59.50	$38.40	$59.13	$37.90
2nd quarter	59.69	40.00	59.50	39.00
3rd quarter	53.40	28.62	53.20	28.25
4th quarter	48.20	32.65	48.01	32.00
2002
1st quarter	$51.89	$36.50	$51.89	$36.40
2nd quarter	51.36	38.99	51.30	38.80
3rd quarter	45.00	29.79	44.90	29.75
4th quarter	47.82	36.95	47.83	36.95

         Viacom Inc. has not declared cash dividends on its common stock for the periods presented above and has no present intention of so doing.

        As of March 14, 2003, there were approximately 5,458 record holders of Viacom Inc. Class A Common Stock and 68,662 record holders of Viacom Inc. Class B Common Stock.

        Information regarding the Company's equity compensation plans is incorporated by reference into Item 12 in Part III of this Form 10-K.

Item 6.    Selected Financial Data.

VIACOM INC. AND SUBSIDIARIES
(In millions, except per share amounts)

	Year Ended December 31,
	2002(a)	2001(b)	2000(c)(d)	1999	1998(e)

Revenues	$24,605.7	$23,222.8	$20,043.7	$12,858.8	$12,096.1
Operating income	$4,596.7	$1,460.2	$1,320.9	$1,247.3	$751.6
Net earnings (loss) from continuing operations before cumulative effect of change in accounting principle	$2,206.6	$(223.5)	$(363.8)	$334.0	$(118.2)
Net earnings (loss)	$725.7	$(223.5)	$(816.1)	$334.0	$(122.4)
Net earnings (loss) attributable to common stock	$725.7	$(223.5)	$(816.1)	$321.6	$(149.6)
Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations before cumulative effect of change in accounting principle	$1.26	$(.13)	$(.30)	$.46	$(.21)
Net earnings (loss)	$.41	$(.13)	$(.67)	$.46	$(.21)
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations before cumulative effect of change in accounting principle	$1.24	$(.13)	$(.30)	$.45	$(.21)
Net earnings (loss)	$.41	$(.13)	$(.67)	$.45	$(.21)
At Year End:
Total assets	$89,754.2	$90,809.9	$82,646.1	$24,486.4	$23,613.1
Long-term debt from continuing operations	$10,404.2	$11,122.7	$12,697.7	$5,992.0	$4,190.6
Total stockholders' equity	$62,487.8	$62,716.8	$47,966.9	$11,132.0	$12,049.6

        Viacom Inc. has not declared cash dividends on its common stock for any of the periods presented above. All share and per share amounts reflect a two-for-one stock split in 1999.

          (a) As a result of the adoption of SFAS 142 "Goodwill and Other Intangible Assets", the Company recorded an after-tax non-cash charge of $1.5 billion, net of $336 million of minority interest, as a cumulative effect of a change in accounting principle.

          (b) Results include a pre-tax primarily non-cash Video charge of $395 million ($198 million, net of minority interest and tax) for the elimination of less-productive VHS tapes; a charge of approximately $75 million at MTV Networks related to a restructuring plan to reduce headcount and close certain international offices and a charge of $53 million at UPN in connection with the Company's integration of UPN with CBS Network operations.

          (c) As a result of the adoption of Statement of Position 00-2, "Accounting by Producers or Distributors of Films," the Company recorded a non-cash after-tax charge of $452 million as a cumulative effect of a change in accounting principle.

          (d) On May 4, 2000, CBS Corporation merged with and into Viacom Inc., (the "Viacom/CBS Merger"), and effective from this date, its results of operations are included in the consolidated financial results of the Company.

          (e) During the second quarter of 1998, Blockbuster recorded a pre-tax charge of approximately $424 million ($273 million, after-tax) representing an adjustment to the carrying value of rental tapes due to a change in the method of amortizing rental inventory.

        See Notes to Consolidated Financial Statements for additional information on transactions and accounting classifications which have affected the comparability of the periods presented above.

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions)

        Management's discussion and analysis of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or included.

Overview

        Viacom Inc., together with its consolidated subsidiaries ("Viacom" or the "Company") is a diversified worldwide entertainment company with operations, during 2002, in the following segments:

  •
  CABLE NETWORKS: The Cable Networks segment consists of MTV Networks ("MTVN") including MTV MUSIC TELEVISION, NICKELODEON/NICK AT NITE, VH1 MUSIC FIRST, MTV2 MUSIC TELEVISION, TV LAND, NOGGIN, TNN: THE NATIONAL NETWORK, CMT: COUNTRY MUSIC TELEVISION; SHOWTIME NETWORKS INC. ("SNI"); and the BET CABLE NETWORK and BET JAZZ: THE JAZZ CHANNEL, among other program services. Cable Networks revenues are generated primarily from advertising sales and affiliate fees.

  •
  TELEVISION: The Television segment consists of the CBS and UPN television networks, the Company's owned broadcast television stations, and its television production and syndication business, including KING WORLD PRODUCTIONS, and PARAMOUNT TELEVISION. Television generates revenues primarily from advertising sales and television license fees.

  •
  INFINITY: The Infinity segment owns and operates 185 radio stations through INFINITY RADIO and owns and/or operates outdoor advertising properties through VIACOM OUTDOOR. Infinity revenues are generated primarily from advertising sales. Beginning January 1, 2003, the Company operates Infinity as two segments, RADIO and OUTDOOR. Future disclosure of segment results will conform to this new presentation.

  •
  ENTERTAINMENT: The Entertainment segment includes PARAMOUNT PICTURES, which produces and distributes theatrical motion pictures; the publishing and distribution of consumer books and multimedia products, under imprints such as SIMON & SCHUSTER, POCKET BOOKS, SCRIBNER and THE FREE PRESS; PARAMOUNT PARKS, which owns and operates five theme parks and a themed attraction in the U.S. and Canada; and movie theater and music publishing operations. Entertainment revenues are generated primarily from feature film exploitation, publishing, theme park operations and movie theaters.

  •
  VIDEO: The Video segment consists of an approximately 80.4% equity interest in Blockbuster Inc., which operates and franchises BLOCKBUSTER video stores worldwide. Video generates revenues primarily from its rental and retail sales of videocassettes, DVDs and games.

        The following table presents the contributions to consolidated revenues from each segment for the years ended December 31, 2002, 2001 and 2000:

	Percentage Contribution of Revenues by Segment Year Ended December 31,
	2002	2001	2000

Cable Networks	19%	19%	20%
Television	30	31	27
Infinity	15	16	14
Entertainment	15	15	17
Video	23	22	25
Eliminations	(2)	(3)	(3)

Total	100%	100%	100%

        The Company's consolidated revenues were $24.6 billion, $23.2 billion and $20.0 billion for the year ended December 31, 2002, 2001 and 2000, respectively. The Company generated approximately 16%, 16% and 18% of its total revenues from international regions in 2002, 2001 and 2000, respectively. For the year ended December 31, 2002, approximately 56% and 23% of international revenues of $4.0 billion were generated in Europe and Canada, respectively. For the year ended December 31, 2001, approximately 54% and 23% of total international revenues of $3.8 billion were generated in Europe and Canada, respectively. For the year ended December 31, 2000, approximately 54% and 23% of total international revenues of $3.6 billion were generated in Europe and Canada, respectively.

        The tables below present the Company's consolidated revenues by type and the percentage and amount of contribution of each type of revenue to consolidated revenues, net of intercompany eliminations, for each of the years ended December 31, 2002, 2001 and 2000, respectively.

	Revenues by Type Year Ended December 31,
	2002	2001	2000

Advertising sales	$11,225.4	$10,723.2	$8,143.6
Rental/retail sales	5,480.1	5,049.9	4,866.5
Affiliate fees	2,199.0	2,030.9	1,694.1
TV license fees	1,506.9	1,385.4	1,558.6
Features film exploitation	1,827.3	1,824.6	1,675.6
Other(a)	2,367.0	2,208.8	2,105.3

Total	$24,605.7	$23,222.8	$20,043.7

	Percentage of Revenues by Type Year Ended December 31,
	2002	2001	2000

Advertising sales	46%	46%	41%
Rental/retail sales	22	22	24
Affiliate fees	9	9	8
TV license fees	6	6	8
Feature film exploitation	7	8	8
Other(a)	10	9	11

Total	100%	100%	100%

(a)    Other primarily includes revenues from publishing, theme park operations, movie theaters, home video and royalties and fees.

Consolidated Results of Operations—2002 vs. 2001 and 2001 vs. 2000

Revenues

        For the year ended December 31, 2002, revenues of $24.6 billion increased 6% from 2001 primarily driven by increases in advertising revenues, with additional contributions from increases in rental/retail sales, television license fees and affiliate fees. For the year ended December 31, 2001, revenues increased 16% to $23.2 billion from 2000. Revenue increases resulted from higher advertising sales, rental/retail sales, feature film revenues and affiliate fees partially offset by a decrease in television license fees. 2000 results reflect only eight months of CBS operations effective from May 4, 2000 when CBS Corporation merged with and into the Company, (the "Viacom/CBS Merger").

        Advertising sales increased 5% in 2002 led by increases of 12% in the Cable Networks segment, 4% in the Television segment and 2% in the Infinity segment. The aggregate increase in advertising revenue was driven primarily by increased units sold at cable networks, as well as increases in average unit rates and units sold at the broadcast network operations. The Company benefited from the recovery and strength of the advertising market in 2002, especially during the second half of the year. Early indications in 2003 suggest continuing improvement in the advertising market; however advertising sales are dependent upon various factors, including continued strong ratings, and the strength of the overall economy and the advertising market. In particular, world events, including war or terrorism, could have an adverse effect on the advertising market. Advertising sales growth in 2001 versus 2000 was driven by the Viacom/CBS Merger. Advertising revenues accounted for 46% of the Company's consolidated revenues for 2002 and 2001 and 41% for 2000.

        Rental/retail sales for 2002 were up 9% in the video segment with rental sales growth of 3% and retail sales growth of 39%. Both rental and retail growth were driven by an increase in the number of company-operated stores of 495 and by the continuing strength of DVD and game products. DVD rental revenues represented 39% of total rental revenues in 2002 compared with 19% in 2001, and 7% in 2000. Rental/retail sales for 2001 increased 4% from 2000 with a 4% increase in both rental revenue and retail revenue driven by an increase in the number of company-operated stores of 158. DVD retail revenues more than doubled in 2002 from 2001 as a result of increased consumer demand. Retail revenues increased to 19% of total rental/retail revenues for the year ended December 31, 2002 compared with 15% in 2001 and 14% in 2000. The Company expects rental and retail DVD revenues to increase as a percentage of revenues in 2003 compared with 2002.

        Affiliate fees for 2002 increased 8% over 2001 driven by increases at MTVN, SNI and BET reflecting rate increases at each of the networks as well as an increase in subscriber volume at MTVN's digital channels. Affiliate fees for 2001 increased 20% over 2000 driven by increases at MTVN and SNI, and the acquisition of BET in January 2001. Growth in 2001 versus 2000 at MTVN was principally due to the acquisition of TNN and CMT as part of the Viacom/CBS Merger as well as increases in both rate per subscriber and subscriber volume; growth at SNI reflected increases in both cable and direct broadcast satellite ("DBS") fees.

        Television license fee revenues increased 9% in 2002 primarily from increased syndication revenues from cable sales and additional syndication revenues from the launch of THE DR. PHIL SHOW in 2002. Television license fees decreased 11% in 2001 compared with 2000 due to lower distribution fees and the absence of revenues from canceled shows.

        Feature film revenues remained flat in 2002 versus 2001, and increased 9% in 2001 versus 2000 primarily from strong home video growth partially offset by lower theatrical revenues.

Operating Expenses

        Operating expenses include the following major components:

  •
  production expenses attributable to television programming and feature films which reflect the amortization of television and theatrical inventory costs including direct production costs, residuals and participation expenses, production overhead and acquisition costs, as well as costs attributable to radio programming expenses including on-air talent and other production costs;

  •
  program amortization expenses reflecting the amortization of costs incurred to acquire rights to programming exhibited on the broadcast networks, cable networks and broadcast stations;

  •
  costs of rental/retail sales and other video store operating expenses including amortization of the costs of videocassette, DVD and game inventory, revenue sharing expenses on rental inventory, store employee compensation expenses and occupancy expenses; and

  •
  distribution expenses reflecting advertising and other distribution costs including residuals and participation expenses, incurred primarily with respect to theatrical and television product.

        For the year ended December 31, 2002, operating expenses of $14.9 billion increased 3% over operating expenses for 2001. For the year ended December 31, 2001, operating expenses of $14.5 billion increased 24% over operating expenses for 2000. The changes in operating expenses were due to the following:

  •
  Production and program amortization expenses for 2002 increased 4% versus 2001 driven by contractual increases in costs associated with series at the broadcast networks and increases at the Company-owned television stations due to new entertainment and sports programming investments. Production and program amortization expenses for 2001 increased 26% versus 2000 primarily reflecting a full year of expenses for CBS Network and stations, as well as radio stations, versus eight months in 2000 effective from the date of the Viacom/CBS Merger. The increase in 2001 was also driven by higher news production costs at the broadcast networks, increased expenses associated with higher syndication revenues, the change in mix of network series in 2001 compared with 2000, higher contractual rights fees associated with SUPER BOWL XXXV and increases for other sports properties at CBS Network.

  •
  Costs of rental/retail sales and other video store operating expenses for 2002 increased 1% versus 2001 reflecting a shift in product mix and the net increase in the number of company-operated stores of 495, partially offset by the 2001 charge associated with Blockbuster's re-merchandising and store reconfiguration plans. Costs of rental/retail sales and other video store operating expenses for 2001 increased 14% versus 2000 reflecting the increase in the number of company-operated stores of 158 and the 2001 charge described above.

  •
  Distribution expenses for 2002 increased 8% versus 2001 reflecting higher costs associated with prints and advertising due to the higher number of feature films partially offset by a decrease in other distribution costs. Distribution expenses for 2001 increased 13% versus 2000 reflecting higher print and advertising costs associated with a higher number of feature films in theatrical release during 2001.

  •
  Other operating expenses for 2002 include outdoor advertising expenses, which increased 10% versus 2001 reflecting higher guarantee payments for transit contracts. Other operating expenses for outdoor increased significantly in 2001 versus 2000 as 2001 reflected twelve months of expenses for outdoor compared with eight months in 2000 and also reflected expenses for acquired outdoor properties.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses, which include expenses incurred to provide back office support, occupancy, selling and marketing costs, and incentive compensation, increased 3% to $4.2 billion for 2002 from $4.1 billion in 2001. For the year ended December 31, 2001, selling, general and administrative expenses of $4.1 billion remained unchanged with the prior year reflecting costs savings across several divisions offset by an increase associated with a full year of expenses in 2001 from the Viacom/CBS Merger. Selling, general and administrative expenses as a percentage of revenues decreased to 17% for the year ended December 31, 2002 versus 18% for 2001 and 20% for 2000.

        Included within selling, general and administrative expenses are residual costs, which primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses. Residual costs for 2002 versus 2001 decreased 22% to $67.8 million due primarily to the recognition of actuarial gains for benefit plans of certain divested businesses. Residual costs increased 13% in 2001 versus 2000 as 2001 reflected a full year of costs compared with eight months in 2000, from the date of the Viacom/CBS Merger. In 2003, pension expense for the Company's pension plans, including plans associated with its divested businesses is expected to increase by approximately $100 million primarily due to decreases in pension plan asset values and the expected rate of return on such assets.

Depreciation and Amortization

        For the year ended December 31, 2002, depreciation and amortization decreased to $945.6 million as compared with $3.1 billion for 2001. The decrease was due to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective January 1, 2002, and as a result, goodwill and intangible assets with indefinite lives are no longer amortized. For the year ended December 31, 2001, depreciation and amortization expense increased to $3.1 billion as compared with $2.2 billion for 2000. This increase was primarily due to the full year of amortization of the goodwill attributable to the Viacom/CBS Merger versus eight months of this amortization in 2000, as well as the amortization of goodwill associated with the acquisition of the remaining interest in Infinity and the acquisition of BET in 2001.

Total Expenses

        Total expenses, including depreciation and amortization, decreased 8% to $20.0 billion for 2002 versus $21.8 billion for 2001 principally reflecting a reduction in amortization expense associated with the adoption of SFAS 142 in 2002 and the charge recorded by Blockbuster in 2001.

        Total expenses, including depreciation and amortization, increased 16% to $21.8 billion for 2001 from $18.7 billion for 2000, reflecting increases associated with revenue growth and twelve months of expenses for the combined companies, including goodwill amortization, associated with the Viacom/CBS Merger versus eight months of expenses, including amortization, in 2000. Additionally, 2000 results reflected the Viacom/CBS Merger-related charge of $698.5 million.

Interest Expense

        For the year ended December 31, 2002, interest expense decreased 12% to $848.3 million from $969.2 million for 2001 due to lower average debt balances and lower interest rates partially offset by expenses recognized upon the early redemption of debt in 2001. The Company had approximately $10.6 billion at December 31, 2002 and $11.5 billion at December 31, 2001 of principal amount of debt outstanding (including current maturities and discontinued operations) at weighted average interest rates of 6.6% and 6.8%, respectively.

        For the year ended December 31, 2001, interest expense increased to $969.2 million from $822.3 million for 2000. The increase principally reflected the full year impact of $3.7 billion of CBS debt assumed with the Viacom/CBS Merger as well as the Company's fixed rate debt issuances of $1.65 billion in January 2001, $1.4 billion in May 2001 and $335.0 million in June 2001. This was offset by lower interest rates on the Company's variable rate debt and as a result of debt maturities, redemptions and tenders. The Company had approximately $13.1 billion principal amount of debt outstanding (including current maturities and discontinued operations) at December 31, 2000 at a weighted average interest rate of 7.6%.

Interest Income

        For the year ended December 31, 2002, interest income decreased to $15.8 million from $30.6 million in 2001. Interest income in 2000 was $53.2 million. The decreases in interest income were due to lower cash balances and lower interest rates in 2002 versus 2001, and in 2001 versus 2000.

Other Items, Net

        For the year ended December 31, 2002, "Other items, net" reflected a net loss of $30.0 million which principally consisted of foreign exchange losses of $51.9 million, losses of $19.7 million associated with securitizing trade receivables and an aggregate loss of approximately $13.8 million resulting from the write-down of several investments to their market value. These losses were partially offset by the recovery of advertising commitments of $29.8 million, a gain of $18.8 million on the sale of a telephone kiosk advertising business and a net gain of $5.5 million from the sale of investments.

        For the year ended December 31, 2001, "Other items, net" of $254.7 million principally reflected a gain from television station swaps of $210.1 million and the recovery of certain advertising commitments of $250.0 million offset by impairment losses of approximately $125.0 million related to the Company's investments. The one-time pre-tax gains were also partially offset by foreign exchange losses of $8.2 million and losses of $22.8 million associated with securitizing trade receivables. Additionally, 2001 reflects an impairment loss of $46.6 million related to the purchase of two television stations. The recovery of advertising commitments in 2002 and 2001 reflected the restructuring of agreements with several Internet companies. As a result, the Company was released from related advertising commitments and reversed related deferred revenues.

        For the year ended December 31, 2000, "Other items, net" of $8.8 million principally reflected foreign exchange gains of $31.7 million and net gains of approximately $44.3 million on the sale of assets which were principally offset by the write-down of approximately $66.9 million of several Internet investments to their market value.

Provision for Income Taxes

        The provision for income taxes represents federal, state and local and foreign income taxes on earnings before income taxes. For 2002, the annual effective tax rate was 38.8%, before the cumulative effect of change in accounting, versus 118.5% in 2001 and 130.2% in 2000. The annual 2001 and 2000 rates were adversely affected by non-deductible goodwill amortization. Assuming SFAS 142 had been adopted, the annual effective tax rates would have been 36.8% for 2001 and 43.0% for 2000.

Equity in Loss of Affiliated Companies, Net of Tax

        "Equity in loss of affiliated companies, net of tax" was $39.5 million for 2002, $127.0 million for 2001 and $124.2 million for 2000. The amounts principally reflected operating losses from international ventures and Internet investments partially offset by Comedy Central's results. Additionally, 2001 reflected operating losses from Internet equity investments that were no longer operating in 2002. The 2000 amount included losses from online equity ventures as well as equity losses of UPN, partially offset by results from Comedy Central. The remaining 50% interest of UPN was acquired by the Company in March 2000, and its results have been consolidated with the Company since the date of acquisition.

Minority Interest, Net of Tax

        Minority interest for 2002 primarily reflected the minority ownership of Blockbuster. Minority interest for 2001 primarily represented the minority ownership of Infinity, prior to its merger with the Company on February 21, 2001, and the minority ownership of Blockbuster. Minority interest for 2000 principally reflected the minority ownership of Infinity, from the date of the Viacom/CBS Merger, and the minority ownership of Blockbuster.

Extraordinary Loss, Net of Tax

        In 2002, the Company adopted SFAS 145 which required that gains or losses recognized upon the extinguishment of debt no longer be classified as extraordinary. The Company recognized an extraordinary loss of $3.9 million, net of tax benefit of $2.6 million, in 2001. This amount has been reclassified to interest expense in the consolidated statement of operations to conform with this new accounting standard.

Cumulative Effect of Change in Accounting Principle, Net of Minority Interest and Tax

        Effective January 1, 2002, the Company adopted SFAS 142 and recorded an after-tax non-cash charge of $1.5 billion (net of minority interest of $336 million), or $.84 per basic and $.83 per diluted share, as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the year ended December 31, 2002. For the year ended December 31, 2000, the Company recorded an after-tax non-cash charge of $452.3 million, or $.37 per basic and diluted share, which resulted from the early adoption of SOP 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2").

Net Earnings (Loss)

        The Company reported net earnings of $725.7 million for the year ended December 31, 2002 compared with a net loss of $223.5 million for 2001. The substantial improvement in net earnings reflected revenue growth principally from advertising sales and the reduction of amortization expense resulting from the implementation of SFAS 142. These increases were partially offset by the goodwill impairment charge of $1.5 billion recorded in 2002 as a cumulative effect of change in accounting principle, net of minority interest and tax. The Company reported a net loss of $816.1 million for 2000. 2001 reflected a full year of results for the combined company as a result of the Viacom/CBS Merger compared with eight months of results for 2000. Additionally, 2000 included a pre-tax merger-related charge of $698.5 million and an after-tax non-cash charge of $452.3 million from the adoption of SOP 00-2.

  Segment Results of Operations— For the Years Ended December 31, 2002, 2001 and 2000

        The tables below present the Company's revenues and operating income by segment, as reported for each of the years ended December 31, 2002, 2001 and 2000.

				Percent Better/(Worse)
	Year Ended December 31,			2002 vs. 2001	2001 vs. 2000
	2002	2001	2000

Revenues:
Cable Networks	$4,726.7	$4,297.6	$3,951.0	10%	9%
Television	7,490.0	7,247.7	5,426.4	3	34
Infinity	3,754.6	3,670.2	2,764.7	2	33
Entertainment	3,646.9	3,597.8	3,351.7	1	7
Video	5,565.9	5,156.7	4,960.1	8	4
Eliminations	(578.4)	(747.2)	(410.2)	23	(82)

Total Revenues	$24,605.7	$23,222.8	$20,043.7	6%	16%

Operating Income:
Cable Networks(a)	$1,772.2	$1,234.9	$1,073.5	44%	15%
Television(b)	1,202.4	402.1	351.0	199	15
Infinity	1,225.6	291.8	589.4	NM	(50)
Entertainment	333.5	199.0	259.3	68	(23)
Video(c)	355.8	(219.6)	75.7	NM	NM

Segment Operating Income	4,889.5	1,908.2	2,348.9	156	(19)
Corporate expenses	(159.0)	(169.1)	(847.3)	6	80
Eliminations(d)	(66.0)	(191.7)	(103.2)	66	(86)
Residual costs(e)	(67.8)	(87.2)	(77.5)	22	(13)

Total Operating Income	$4,596.7	$1,460.2	$1,320.9	215%	11%

NM—Not meaningful

(a)
2001 year reflects a fourth quarter charge of $75.4 million principally related to a restructuring plan at MTVN to reduce headcount and close certain international offices.

(b)
2001 year reflects a fourth quarter charge of $53.4 million related to the Company's plan to integrate UPN with CBS Network operations.

(c)
2001 year reflects a primarily non-cash charge of $394.7 million in Video principally related to the elimination of less-productive VHS tapes as part of the transition from VHS to the higher margin DVD rental market and a change in amortization.

(d)
Eliminations principally reflect the profit elimination of the sale of feature films to cable and broadcast networks and to the Video segment, and television programming sales to cable networks.

(e)
Primarily includes pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

        2001 operating income was affected by one-time, primarily non-cash charges in the Company's Cable Networks, Television and Video segments. Additionally, in 2002, SFAS 142 was adopted resulting in the elimination of amortization of goodwill and intangible assets with indefinite lives. A comparison of reported 2002 operating income with reported prior years' operating income is less meaningful as a result of these items. Management believes adjusting prior years to reflect the impact of SFAS 142 as if it had been adopted on January 1, 2000 and excluding these non-recurring charges, provides a more meaningful comparison of operating income and is more useful in analyzing the underlying historical segment results and future trends.

        The table below presents a reconciliation of reported operating income in accordance with generally accepted accounting principles ("GAAP") to operating income adjusted for SFAS 142 and excluding charges as described below:

	Year Ended December 31,
	2002	2001	2000

Operating Income	$4,596.7	$1,460.2	$1,320.9
SFAS 142 Adjustment	—	2,112.0	1,358.6
Charges:
MTVN(a)	—	75.4	—
UPN(b)	—	53.4	—
Blockbuster(c)	—	394.7	—
Viacom/CBS Merger-Related	—	—	698.5

Operating Income Adjusted for SFAS 142 and Excluding Charges	$4,596.7	$4,095.7	$3,378.0

  (a)
  Reflects restructuring charge of $66.6 million for severance as a result of a reduction in the workforce and lease termination costs and $8.8 million as depreciation expense for the write-off of leasehold improvements.

  (b)
  Reflects restructuring charge of $52.8 million in connection with the Company's plan to integrate UPN with CBS operations and $.6 million as depreciation expense for the write-off of leasehold improvements.

  (c)
  Reflects a primarily non-cash charge in Video principally related to the elimination of less-productive VHS tapes as part of the transition from VHS to the higher margin DVD rental market and a change in amortization.

        The table below presents the Company's operating income by segment as reported for the year ended December 31, 2002, compared with 2001 and 2000 which are presented as if SFAS 142 had been adopted January 1, 2000. Operating income for 2001 has also been adjusted to exclude the charges at MTVN, UPN and Blockbuster. Operating income for 2000 has been adjusted to exclude Viacom/CBS Merger-related charges.

				Percent Better/(Worse)
	Year Ended December 31,			2002 vs. 2001	2001 vs. 2000
	2002	2001	2000

Operating Income Adjusted for SFAS 142 and Excluding Charges:
Cable Networks	$1,772.2	$1,541.0	$1,196.5	15%	29%
Television	1,202.4	1,100.4	849.8	9	29
Infinity	1,225.6	1,288.5	1,133.1	(5)	14
Entertainment	333.5	263.3	322.6	27	(18)
Video	355.8	350.5	254.0	2	38

Segment Operating Income	4,889.5	4,543.7	3,756.0	8	21
Corporate expenses	(159.0)	(169.1)	(197.3)	6	14
Eliminations	(66.0)	(191.7)	(103.2)	66	(86)
Residual costs	(67.8)	(87.2)	(77.5)	22	(13)

Operating Income Adjusted for SFAS 142 and Excluding Charges	$4,596.7	$4,095.7	$3,378.0	12%	21%

EBITDA

        The following table sets forth EBITDA (defined as operating income (loss) before depreciation and amortization) for the years ended December 31, 2002, 2001 and 2000. The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments, and it is a primary measure used internally by management to manage the business. EBITDA is also a primary measure used externally by the Company's investors, analysts and peers in its industry. However, EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, net earnings, cash flows, and other measures of financial performance prepared in accordance with GAAP. As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies. Please also see page II-10 of the Form 10-K where operating income is presented in accordance with GAAP.

				Percent Better/(Worse)
	Year Ended December 31,			2002 vs. 2001	2001 vs. 2000
	2002	2001	2000

EBITDA:
Cable Networks	$1,963.1	$1,682.0	$1,373.3	17%	22%
Television	1,343.2	1,188.5	919.1	13	29
Infinity	1,462.0	1,517.7	1,282.6	(4)	18
Entertainment	454.2	381.8	440.1	19	(13)
Video	589.6	204.1	534.8	189	(62)

Segment EBITDA	5,812.1	4,974.1	4,549.9	17	9
Corporate expenses	(136.0)	(148.0)	(824.8)	8	82
Eliminations	(66.0)	(191.7)	(103.2)	66	(86)
Residual costs	(67.8)	(87.2)	(77.5)	22	(13)

Total EBITDA	5,542.3	4,547.2	3,544.4	22	28
Depreciation and amortization	(945.6)	(3,087.0)	(2,223.5)	69	(39)

Total Operating Income	$4,596.7	$1,460.2	$1,320.9	215%	11%

	Year Ended December 31,
	2002	2001	2000

Depreciation and Amortization:
Cable Networks	$190.9	$447.1	$299.8
Television	140.8	786.4	568.1
Infinity	236.4	1,225.9	693.2
Entertainment	120.7	182.8	180.8
Video	233.8	423.7	459.1
Corporate	23.0	21.1	22.5

Total Depreciation and Amortization	$945.6	$3,087.0	$2,223.5

Segment Results of Operations—2002 vs. 2001 and 2001 vs. 2000

Cable Networks (Basic Cable Television Program Services through MTV Networks ("MTVN"), including MTV, VH1, Nickelodeon/Nick at Nite, TV Land, MTV2, TNN and CMT; BET; and through Showtime Networks Inc. ("SNI"), owner of several Premium Subscription Television Program Services)

        (Contributed 19% of consolidated revenues for the years ended December 31, 2002 and December 31, 2001, and 20% for the year ended December 31, 2000).

				Percent Better/(Worse)
	Year Ended December 31,			2002 vs. 2001	2001 vs. 2000
	2002	2001	2000

Revenues	$4,726.7	$4,297.6	$3,951.0	10%	9%
Operating income (OI)	$1,772.2	$1,234.9	$1,073.5	44%	15%
OI as a % of revenues	37%	29%	27%

OI Adjusted(a)	$1,772.2	$1,541.0	$1,196.5	15%	29%
OI Adjusted as a % of revenues	37%	36%	30%
EBITDA	$1,963.1	$1,682.0	$1,373.3	17%	22%

(a)
2002 operating income calculated in accordance with GAAP has not been adjusted. 2001 operating income calculated in accordance with GAAP has been adjusted to add back (i) amortization expense of $230.7 million, as if SFAS 142 had been adopted January 1, 2000, and (ii) the MTVN charge of $75.4 million related to its 2001 restructuring plan. 2000 operating income calculated in accordance with GAAP has been adjusted to add back amortization expense of $123.0 million, as if SFAS 142 had been adopted January 1, 2000.

2002 vs. 2001

        For 2002, Cable Networks revenues increased 10% principally driven by 12% growth in advertising revenues and an 8% increase in affiliate fees. Approximately 9% of Cable Networks revenues were generated from international regions, with approximately 70% of this total from Europe. Advertising revenue increases reflected 11% growth at MTVN due to selling more units, partially offset by a reduction in average unit rates. MTVN's advertising revenue growth was adversely impacted by the airing of units to satisfy audience deficiency liabilities incurred at VH1. BET delivered 17% advertising revenue growth for 2002 over the prior year, benefiting from higher average rates, slightly offset by reduced paid programming revenues. BET's results for 2002 included three additional weeks versus 2001, due to the January 23, 2001 closing of the BET acquisition. Cable affiliate fees increased 8% principally due to mid single-digit rate increases at MTVN's domestic channels, excluding digital, and an 18% increase in domestic subscribers principally due to the acquisition of the remaining interest in Noggin and the expansion of MTVN digital channels. Also contributing to the increase in cable affiliate fees was a mid single-digit increase in average rates for Showtime and The Movie Channel. Other ancillary revenues for Cable Networks were principally comprised of consumer products licensing revenues from Nickelodeon and represented approximately 8% of revenues for each year.

        For 2002, Cable Networks operating income increased 44% reflecting the impact of the adoption of SFAS 142 on January 1, 2002 and the impact of the MTVN charge taken in the fourth quarter of 2001. The MTVN charge reflected $66.6 million for severance due to a reduction in workforce and for lease termination costs. In conjunction with the restructuring, $8.8 million was recorded as depreciation expense for the write-off of leasehold improvements. Assuming operating income was adjusted for SFAS 142 and excluding the charge, operating income would have increased 15% in 2002 reflecting higher revenues partially offset by higher operating and selling, general and administrative expenses. Operating expenses, principally comprised of programming and production costs for the cable channels, increased 7%, driven by higher programming costs at MTV, Nickelodeon, TNN and SNI. Total operating expenses, as a percentage of revenues, improved by one percentage point over the prior year. Selling, general and administrative expenses excluding the restructuring charge, increased 10% primarily due to higher compensation expense from sales commissions as a result of revenue growth. Capital expenditures for Cable Networks were $95.7 million for the year ended December 31, 2002 versus $139.9 million for the year ended December 31, 2001.

2001 vs. 2000

        Cable Networks revenue and operating income growth was principally driven by revenue growth in cable and DBS affiliate fees and increased efficiencies in 2001. MTVN's advertising revenues decreased 4% due to softness in the advertising market which contributed to a decline in the number of advertising spots sold at MTV, VH1 and TV Land. Effective cost containment measures at the channels, as well as a reduction of investment in online services during 2001 contributed to the operating income growth. The acquisitions of BET in January 2001 and CMT and TNN in May 2000 as a result of the Viacom/CBS Merger contributed to the overall increase in advertising revenues of 6% and affiliate fee revenues of 20% for Cable Networks. Showtime subscriptions increased 10% over the prior year by approximately 2.9 million to 31.3 million subscriptions at December 31, 2001. Capital expenditures for Cable Networks were $139.9 million for the year ended December 31, 2001 compared with $158.1 million for the year ended December 31, 2000.

        The Company completed its acquisition of BET on January 23, 2001 for approximately $3 billion consisting principally of Viacom Class B Common Stock and the assumption of debt.

Television (CBS and UPN Television Networks, Television Stations; Television Production and Syndication)

        (Contributed 30% of consolidated revenues for the year ended December 31, 2002, 31% for the year ended December 31, 2001 and 27% for the year ended December 31, 2000).

				Percent Better/(Worse)
	Year Ended December 31,			2002 vs. 2001	2001 vs. 2000
	2002	2001	2000

Revenues	$7,490.0	$7,247.7	$5,426.4	3%	34%
Operating income (OI)	$1,202.4	$402.1	$351.0	199%	15%
OI as a % of revenues	16%	6%	6%

OI Adjusted(a)	$1,202.4	$1,100.4	$849.8	9%	29%
OI Adjusted as a % of revenues	16%	15%	16%
EBITDA	$1,343.2	$1,188.5	$919.1	13%	29%

NM—Not meaningful

(a)
2002 operating income calculated in accordance with GAAP has not been adjusted. 2001 operating income calculated in accordance with GAAP has been adjusted to add back (i) amortization expense of $644.9 million, as if SFAS 142 had been adopted January 1, 2000, and (ii) the UPN charge of $53.4 million related to the 2001 plan to integrate UPN with CBS operations. 2000 operating income calculated in accordance with GAAP has been adjusted to add back (i) amortization expense of $450.3 million, as if SFAS 142 had been adopted January 1, 2000, and (ii) $48.5 million of the Viacom/CBS Merger-related charge associated with the acquisition of UPN in 2000.

2002 vs. 2001

        For 2002, Television revenues increased 3% principally driven by higher advertising revenues at the broadcast networks and the Stations group, partially offset by lower syndication revenues. CBS and UPN Networks combined advertising revenues increased 2%, with 9% growth for both CBS and UPN in primetime due to 5% average rate increases, partially offset by rate decreases in daytime and news dayparts. CBS Network had additional units available for sale in 2002 versus the prior year when there were fewer units available as a result of the events of September 11 during which CBS ran sustaining news coverage from September 11 through September 14, 2001. CBS Network sold approximately 85% of its inventory in the upfront for the 2002-2003 season versus 65% of its inventory in the upfront for the 2001-2002 season. The revenue increases were partially offset by the absence of the Super Bowl, which CBS televised in 2001. The Stations group delivered 12% year-over-year advertising revenue growth led by increased political ads and higher sales in the automotive and services industries. The acquisition of KCAL-TV Los Angeles in May 2002 contributed 5% of the Stations group revenue growth for the year. In 2003, protracted coverage of a prolonged war could have an adverse effect on Television's revenues and expenses.

        For 2002, Television revenues also reflected a decrease in domestic and foreign syndication revenues and lower network revenues, partially offset by higher home video revenues. Domestic syndication revenues included revenues from the initial availability to cable of 7TH HEAVEN, CHARMED, SISTER, SISTER, and ANY DAY NOW as well as higher library revenues from THE ANDY GRIFFITH SHOW and HAPPY DAYS. However, these revenues did not match the absence of contributions from the syndication of EVERYBODY LOVES RAYMOND, STAR TREK: THE NEXT GENERATION and CHEERS in the prior year and license fees from cancelled series including STAR TREK: VOYAGER, DR. LAURA and REAL TV. Foreign syndication revenues were lower primarily resulting from lower current series revenues partially offset by higher revenues from library product. Network revenues decreased as revenues from new series in the 2002/2003 season were more than offset by the absence of revenues from canceled series. Home video revenues were higher primarily from the DVD release of seasons 1 through 7 of STAR TREK: THE NEXT GENERATION.

        For 2002, Television operating income increased to $1.2 billion from $402.1 million reflecting the impacts of the adoption of SFAS 142 on January 1, 2002 and the charge taken in the fourth quarter of 2001 in connection with the plan to integrate UPN with CBS operations. Assuming operating income was adjusted for SFAS 142 and excluding the charge, operating income would have increased 9% in 2002 reflecting higher revenues partially offset by higher operating and general and administrative expenses. Production and programming expenses at the broadcast networks increased slightly by 1.5% for the year, principally reflecting higher costs in primetime due to contractual series increases and higher sports rights offset by lower NFL costs due to the absence of the Super Bowl in 2002. The Stations group incurred higher costs for syndicated programming and sports rights. Total operating expenses, as a percentage of revenues, improved by one percentage point over the prior year. Capital expenditures for Television were $138.7 million for the year ended December 31, 2002 versus $120.2 million for the year ended December 31, 2001.

        License fees for completed television programming in syndication and on basic cable are recorded as revenue in the period that the products are available for exhibition, which, among other reasons, may cause substantial fluctuation in operating results. As of December 31, 2002 and 2001, unrecognized revenues attributable to such licensing agreements were approximately $380.9 million and $460.1 million, respectively.

2001 vs. 2000

        For 2001, CBS and UPN Networks combined revenues and operating income growth of 63% and 99%, respectively, was principally driven by 71% higher advertising revenues, as comparisons with 2000 included only eight months of results from the date of the Viacom/CBS Merger versus twelve months of results in 2001. Additionally, CBS Network advertising revenue increases were led by growth in primetime principally due to rate increases. UPN's higher advertising revenues in 2001 benefited from ratings improvements. Assuming the Viacom/CBS Merger occurred at the beginning of 2000, CBS Enterprises revenues decreased for the year principally due to lower distribution fees received from THE OPRAH WINFREY SHOW and the absence of revenues from canceled shows, including THE ROSEANNE SHOW and MARTIN SHORT, partially offset by the domestic syndication of EVERYBODY LOVES RAYMOND.

        Television benefited from network revenues from the new series ENTERPRISE, higher revenues from continuing network and first run syndication shows including FRASIER, JAG, JUDGE JUDY, JUDGE JOE BROWN and ENTERTAINMENT TONIGHT and the licensing to basic cable of STAR TREK: THE NEXT GENERATION and CHEERS. These higher revenues were partially offset by the absence of revenues from the canceled series BEVERLY HILLS 90210 and SUNSET BEACH, and lower revenues from SABRINA, THE TEENAGE WITCH and MOESHA whose prior year revenues included first time syndication availabilities.

        The revenue and operating income growth at the broadcast networks and in syndication was partially impacted by the events of September 11. CBS Network also recorded higher news production costs as well as contractual rights fee increases for sports properties. Capital expenditures for Television were $120.2 million for the year ended December 31, 2001 compared with $116.1 million for the year ended December 31, 2000.

Infinity (Radio Stations and Outdoor Advertising Properties)

        (Contributed 15% of consolidated revenues for the year ended December 31, 2002, 16% for the year ended December 31, 2001 and 14% for the year ended December 31, 2000).

				Percent Better/(Worse)
	Year Ended December 31,			2002 vs. 2001	2001 vs. 2000
	2002	2001	2000

Revenues	$3,754.6	$3,670.2	$2,764.7	2%	33%
Operating income (OI)	$1,225.6	$291.8	$589.4	NM	(50)%
OI as a % of revenues	33%	8%	21%

OI Adjusted(a)	$1,225.6	$1,288.5	$1,133.1	(5)%	14%
OI Adjusted as a % of revenues	33%	35%	41%
EBITDA	$1,462.0	$1,517.7	$1,282.6	(4)%	18%

NM—Not meaningful

(a)
2002 operating income calculated in accordance with GAAP has not been adjusted. 2001 operating income calculated in accordance with GAAP has been adjusted to add back amortization expense of $996.7 million, as if SFAS 142 had been adopted January 1, 2000. 2000 operating income calculated in accordance with GAAP has been adjusted to add back amortization expense of $543.7 million, as if SFAS 142 had been adopted January 1, 2000.

2002 vs. 2001

        For 2002, Infinity revenues increased 2%, led by advertising revenue growth in the radio markets. Approximately 18% of Infinity's revenues were generated from international regions, with approximately 77% of this total from Europe. Radio revenues increased 5% due to an increase in spots sold for the year, with average spot rates increasing slightly. Radio revenues included consideration for management services provided to Westwood One radio network, an affiliated company. Revenues from these arrangements were approximately $110.4 million for the year ended December 31, 2002 and $94.8 million for the year ended December 31, 2001. For 2002, Outdoor revenues decreased 1% due to weakness in the outdoor advertising market during the first half of 2002. Geopolitical events, including war or terrorism, could have an adverse effect on Infinity's advertising revenues.

        For 2002, Infinity operating income increased to $1.2 billion from $291.8 million reflecting the impact of the adoption of SFAS 142 on January 1, 2002. Assuming operating income was adjusted for SFAS 142, operating income would have decreased 5% in 2002 reflecting incremental expenses associated with acquired sports rights and higher guarantee payments on outdoor transit contracts. Capital expenditures for Infinity were $81.5 million for the year ended December 31, 2002 versus $99.3 million for the year ended December 31, 2001.

2001 vs. 2000

        For 2001, Infinity revenues increased 33%, with advertising revenues increasing 30%, as comparisons with 2000 included only eight months of results from the date of the Viacom/CBS Merger versus twelve months of results in 2001. In 2001, approximately 18% of Infinity's revenues were generated from international regions, with approximately 75% of this total from Europe. Assuming the Viacom/CBS Merger occurred January 1, 2000, Infinity revenues would have decreased 5% with lower revenues in both the radio and outdoor advertising businesses due to the softness in the advertising market with lower demand from the technology sector. Infinity's outdoor transit business was affected by lower pricing, particularly in the New York market, which suffered more than other markets after the events of September 11.

        Operating income decreased reflecting the impact of twelve months of amortization of goodwill in 2001 associated with the Viacom/CBS Merger and the incremental amortization of goodwill from the acquisition of the remaining minority interest of Infinity. On February 21, 2001, the Company completed its merger with Infinity, acquiring all of the issued and outstanding shares of Infinity common stock that it did not already own, or approximately 36%, for a total purchase price of approximately $13.4 billion. Capital expenditures for the Infinity segment were $99.3 million for the year ended December 31, 2001 compared with $72.0 million for the period ended December 31, 2000, reflecting expenditures from the date of the Viacom/CBS Merger.

Entertainment (Production and distribution of Motion Pictures; Consumer Publishing, as well as the operation of Theme Parks, Movie Theaters and Music Publishing)

        (Contributed 15% of consolidated revenues for the years ended December 31, 2002 and December 31, 2001 and 17% for the year ended December 31, 2000).

				Percent Better/(Worse)
	Year Ended December 31,			2002 vs. 2001	2001 vs. 2000
	2002	2001	2000

Revenues	$3,646.9	$3,597.8	$3,351.7	1%	7%
Operating income (OI)	$333.5	$199.0	$259.3	68%	(23)%
OI as a % of revenues	9%	6%	8%

OI Adjusted (a)	$333.5	$263.3	$322.6	27%	(18)%
OI Adjusted as a % of revenues	9%	7%	10%
EBITDA	$454.2	$381.8	$440.1	19%	(13)%

(a)
2002 operating income calculated in accordance with GAAP has not been adjusted. 2001 operating income calculated in accordance with GAAP has been adjusted to add back amortization expense of $64.3 million, as if SFAS 142 had been adopted January 1, 2000. 2000 operating income calculated in accordance with GAAP has been adjusted to add back amortization expense of $63.3 million, as if SFAS 142 had been adopted January 1, 2000.

2002 vs. 2001

        For 2002, Entertainment revenues increased 1% compared with the same prior-year period principally reflecting higher Publishing, Theaters and Features revenues, which were partially offset by lower Parks revenues. Approximately 33% of Entertainment's revenues were generated from international regions, principally Europe and Canada.

        Features revenues were slightly higher mainly due to higher network television, domestic home video, domestic syndication and pay television revenues, which were partially offset by lower worldwide theatrical, foreign syndication, foreign pay television and foreign home video revenues. Domestic theatrical revenues primarily included contributions from the theatrical release of THE SUM OF ALL FEARS, WE WERE SOLDIERS, JACKASS THE MOVIE, CHANGING LANES and STAR TREK NEMESIS. Worldwide home video revenues were higher than last year's revenues including contributions from VANILLA SKY,

JIMMY NEUTRON: BOY GENIUS, THE SUM OF ALL FEARS and WE WERE SOLDIERS. Worldwide home video revenues included increases from the growth in demand for current releases and library titles in the DVD format and an overall decline in the demand for the VHS format.

        Theaters revenues increased due to higher average admission prices, higher attendance and increased per capita concession spending. Attendance in 2002 increased 3% compared with the prior year. Average admission prices and per capita concession spending both increased 5% over the prior year.

        Publishing revenues increased 4% primarily due to income from new distribution agreements and higher sales in the Adult Group and Children's Book and Audio Divisions. The Adult Group's top-selling titles for 2002 included "FROM A BUICK 8" by Stephen King, "SELF MATTERS" by Phillip C. McGraw and "EVERYTHING'S EVENTUAL" also by Stephen King, while top-selling titles in the Children's Division included "AMERICA" by Lynne Cheney and Robert Saduba's "THE NIGHT BEFORE CHRISTMAS".

        For 2002, Entertainment's operating income increased 68% reflecting the impact of the adoption of SFAS 142 on January 1, 2002. Assuming SFAS 142 had been adopted in 2001, operating income would have increased 27% in 2002 principally reflecting growth from Features and Theaters. Features benefited from lower development and overhead costs. Theaters results reflected higher revenues and lower depreciation expense. Capital expenditures for Entertainment were $74.6 million for the year ended December 31, 2002 versus $54.9 million for the year ended December 31, 2001.

        License fees for television exhibition of completed motion pictures are recorded as revenue in the period that the products are available for such exhibition, which, among other reasons, may cause substantial fluctuation in operating results. As of December 31, 2002 and 2001, unrecognized revenues attributable to such licensing agreements were approximately $948.1 million and $1.0 billion, respectively.

2001 vs. 2000

        For 2001, Entertainment's revenues increased 7% principally due to higher Features, Theaters and Publishing revenues. In 2001, approximately 34% of Entertainment's revenues were generated from international regions, principally Europe and Canada.

        Features revenues increased 9% led by higher worldwide home video and Pay TV, as well as higher domestic theatrical revenues, partially offset by lower foreign theatrical revenues. Home video revenues in 2001 included domestic contributions from the release of THE GODFATHER DVD COLLECTION, LARA CROFT: TOMB RAIDER, WHAT WOMEN WANT and RUGRATS IN PARIS: THE MOVIE, along with contributions from the foreign video release of MISSION: IMPOSSIBLE II. Domestic theatrical revenues in 2001 included contributions from LARA CROFT: TOMB RAIDER, SAVE THE LAST DANCE, WHAT WOMEN WANT, ALONG CAME A SPIDER, THE SCORE and VANILLA SKY.

        Theaters revenues increased 7% primarily as a result of higher attendance and increased admission prices and per capita concession spending. Attendance for the year increased 2% compared with 2000. Average admission prices increased 5.9% and average per capita concession spending increased 3.2% over the prior year.

        Publishing revenues increased 9% reflecting increases in each of its major operating units: Adult, Children's, and New Media. The Adult Group's top-selling titles in 2001 included "JOHN ADAMS" by David McCullough, "DREAMCATCHER" by Stephen King, "ON THE STREET WHERE YOU LIVE" by Mary Higgins Clark and "SELF MATTERS" by Phillip C. McGraw. Top Children's titles were "OLIVIA" and "OLIVIA SAVES THE CIRCUS" by Ian Falconer.

        For 2001, Entertainment's operating income decreased 23% principally reflecting the revenue items noted above, which was more than offset by increased print and advertising costs associated with a higher number of pictures in theatrical release during 2001. Theaters operating income increased due to higher revenues and lower depreciation expense. Publishing revenues increase were offset by startup investment costs associated with transitioning information and technology support to a new third party provider and higher operating expenses. Capital expenditures for Entertainment were $54.9 million for the year ended December 31, 2001 versus $93.9 million for the year ended December 31, 2000.

Video (Home videocassette, DVD and video game rental and retail operations)

        (Contributed 23% of consolidated revenues for the year ended December 31, 2002, 22% for the year ended December 31, 2001 and 25% for the year ended December 31, 2000).

				Percent Better/(Worse)
	Year Ended December 31,			2002 vs. 2001	2001 vs. 2000
	2002	2001	2000

Revenues	$5,565.9	$5,156.7	$4,960.1	8%	4%
Operating income (OI)	$355.8	$(219.6)	$75.7	NM	NM
OI as a % of revenues	6%	NM	2%
OI Adjusted(a)	$355.8	$350.5	$254.0	2%	38%
OI Adjusted as a % of revenues	6%	7%	5%
EBITDA	$589.6	$204.1	$534.8	189%	(62)%

NM—Not meaningful

(a)
2002 operating income calculated in accordance with GAAP has not been adjusted. 2001 operating income calculated in accordance with GAAP has been adjusted to add back (i) amortization expense of $175.4 million, as if SFAS 142 had been adopted January 1, 2000, and (ii) the charge of $394.7 million principally related to the elimination of less-productive VHS tapes as part of the transition from VHS to the higher margin DVD rental market and change in amortization. 2000 operating income calculated in accordance with GAAP has been adjusted to add back amortization expense of $178.3 million, as if SFAS 142 had been adopted January 1, 2000.

2002 vs. 2001

        For 2002, Video revenues increased 8% to $5.6 billion from $5.2 billion principally driven by an increase of 5.1% in worldwide same store revenues and a net increase of 495 in the number of company-operated stores from December 31, 2001 to December 31, 2002. Domestic revenues increased 6% while international revenues increased 13%. International revenues represented approximately 21% of Video revenues, with approximately 55% from Europe and 23% from Canada. Worldwide same store revenues, which includes rental and retail product, increased 5.1% primarily resulting from 32.6% growth in same-store retail revenues, and 0.9% growth in same-store rental revenues over the prior year. Domestic and international same store revenues increased 4.9% and 6.0%, respectively. Blockbuster's rental revenues are generated from the rental of VHS tapes, DVDs, video games and from any eventual sale of previously rented VHS tapes, DVDs and video games. Revenues generated from rental transactions include revenues received in connection with the initial rentals of product, as well as revenues received in connection with any continuation of such rentals past the initial rental period, as contemplated by Blockbuster's membership agreement.

        For 2002, Video operating income increased to $355.8 million from a loss of $219.6 million reflecting the impact of the adoption of SFAS 142 on January 1, 2002 and the charge taken in 2001. Assuming operating income was adjusted for SFAS 142 and excluding the charge described in the footnote above, operating income would have increased 2%. Blockbuster recorded a reserve of $18.7 million in the fourth quarter of 2002 for lease obligations related to Wherehouse Entertainment Inc., which filed for bankruptcy in January 2003. Blockbuster had previously agreed to indemnify the Company with respect to these lease guarantees. The Company has accounted for these reserves in discontinued operations and the $18.7 million had no impact on the Company's operating results for 2002.

        During the second half of 2002, Blockbuster continued its focus on the sale of new movies and games as a complement to its rental offering in order to accommodate increased demand for retail product. As a result of this increased focus, Blockbuster continued to expand the selection in its stores for DVD and games hardware and software. Blockbuster also continued to take advantage of its ability to offer promotions that combine film rentals with sales of popular retail titles, thereby providing an alternative to the offerings that can be provided by a traditional retailer. Blockbuster expects these types of promotions, as well as customer traffic generated by its rental business, to continue to drive increased retail sales. While much of the retail product is returnable to vendors, the increased investment in inventory necessary to capitalize on these initiatives increases Blockbuster's exposure to excess inventories in the event anticipated sales fail to materialize. Blockbuster experienced some softness in its business during December 2002 which could be attributable primarily to aggressive price competition from mass market retailers.

        Blockbuster ended 2002 with 8,545 worldwide company-owned and franchise stores, a net increase of 495 company-operated stores and 69 franchise stores over December 31, 2001. Capital expenditures for Video were $140.6 million for the year ended December 31, 2002 versus $93.1 million for the year ended December 31, 2001. The increase was primarily due to new store openings and expenditures related to Blockbuster's retail initiatives during 2002. Viacom currently owns approximately 80.4% of Blockbuster (NYSE: BBI).

2001 vs. 2000

        For 2001, Video revenues increased 4% driven by higher worldwide same store sales and an increase in the number of company-operated stores of 158. Domestic revenues increased 3% while international revenues, which represented approximately 20% of Video's revenues, increased 8%. Worldwide same store revenues, which include rental and retail products, increased 2.5%, driven by international same store sales up 12.6% as a result of copy depth programs in key international markets and the growth in DVD revenues. Worldwide same store rental revenues increased 2.1%, with domestic same store rental revenues increasing 0.5% and international same store rental revenues increasing by 10.7%.

        Video's operating income for 2001 decreased as a result of the 2001 charge recorded in the third and fourth quarters, principally related to the elimination of less-productive VHS tapes as part of the transition from VHS to the higher margin DVD rental market and a change in amortization. Blockbuster experienced an improvement in profit margins primarily due to an increase in the percentage of rental revenues from DVDs which, on average, have a lower cost than VHS rental products, an increase in margins on domestic game rentals, and an increase in margins on previously rented products which on average sell at a higher average unit selling price because of higher DVD mix. For the year, compensation and occupancy costs increased principally driven by store growth and increased customer service initiatives. Capital expenditures for Blockbuster were $93.1 million for the year ended December 31, 2001 compared with $212.1 million for the year ended December 31, 2000. Blockbuster ended 2001 with 7,981 company-owned and franchise stores, a net increase of 158 company-operated and 146 franchise stores over 2000.

Restructuring, Blockbuster and Merger-Related Charges

        Restructuring Charges- In the fourth quarter of 2001, MTV Networks announced a restructuring plan to reduce headcount in its domestic and foreign offices and close certain offices in Latin America, Europe and Asia. Having met the conditions required by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" ("EITF 94-3"), the Company recorded a restructuring charge of $66.6 million in selling, general and administrative expenses and $8.8 million in depreciation and amortization in the fourth quarter of 2001. Included in the restructuring charge was severance of $58.3 million for the termination of 449 domestic staff employees, 26 information systems employees and 151 employees in Latin America, Europe and Asia across various levels and departments including sales and marketing, production, development, finance, online and creative services. The reserve also included lease termination and other occupancy costs of $8.3 million for vacated office space in New York. During 2002, an incremental $8.3 million was accrued as additional lease termination costs based on a revision to the initial estimate. As of December 31, 2002, all employees under the plan were terminated and the Company had paid and charged $47.1 million against the severance liability of which $11.4 million was paid and charged during 2001. As of December 31, 2002, $9.5 million was paid and charged against the lease termination liability; no payments were made against this liability in 2001. Severance and lease payments will continue into 2003 since certain employees will be paid out over the terms of their employment contracts and lease payments will continue to be paid in accordance with the terms of the lease.

        In the fourth quarter of 2001, in connection with the Company's plan to integrate UPN with CBS Network operations and, having met the conditions required by EITF 94-3, the Company recorded a restructuring charge of $52.8 million in selling, general and administrative expenses and $.6 million in depreciation and amortization. The restructuring charge included programming write-offs of $29.6 million and approximately $15.0 million of employee-related costs, including severance, for the termination of 38 employees across various levels and departments including corporate, finance and administration, sales and marketing and affiliate relations. The reserve also included lease termination and other costs of $8.2 million for vacated space at three of UPN's offices. The integration of UPN with CBS Network operations began in January 2002 and was completed by the end of the year. During 2002, a $5.4 million revision to initial estimates resulted in a reduction in lease termination and other costs and an increase in programming write-offs. Additionally, as of December 31, 2002, $3.0 million of severance liabilities was reversed due to a change in estimate. As of December 31, 2002, the Company had paid and charged approximately $11.3 million against the severance liability associated with the termination of the employees and $1.2 million against the lease termination and other costs. There were no payments charged against the reserve in 2001. Severance payments will continue into 2003 since certain employees will be paid out over the terms of their employment contracts.

        Blockbuster Charge- During the third quarter of 2001, Blockbuster began implementation of a strategic re-merchandising plan to allow for an expansion of store space for DVD and other strategic product offerings, which it completed by December 31, 2001. In connection with its plan, Blockbuster disposed of approximately 30% of its rental VHS library in its stores, certain VHS merchandise inventory primarily located in its distribution center and certain games from its rental library in its stores. The net book value of the eliminated inventory, net of proceeds, resulted in a primarily non-cash charge of approximately $195.9 million to operating expenses in the Company's consolidated statement of operations. Blockbuster also recorded a charge of approximately $26.9 million in selling, general and administrative expenses, primarily related to employee, labor and supply and disposal costs to execute the plan. Additionally, $2.6 million was charged to depreciation expense for the write-off of fixed assets and $1.9 million was charged below operating income to equity in loss of affiliated companies for the adoption of a similar re-merchandising plan at one of Blockbuster's joint venture operations. The plan was completed by the end of 2001 through the destruction or sale of the identified items.

        Also, during the third quarter of 2001, Blockbuster recorded approximately $27.6 million in selling, general and administrative expenses related to two lawsuits.

        The amounts described above, and including the $141.7 million recorded as the change in accounting estimates for rental inventory, represented the 2001 pre-tax charge of approximately $396.6 million.

        Merger-Related Charge- In the second quarter of 2000, the Company recorded a non-recurring merger-related charge of $698.5 million ($504.5 million after-tax or $.41 per share), associated with the integration of Viacom and CBS and the acquisition of UPN. This amount included a non-cash charge of $415.5 million principally attributable to compensation for stock options and $283.0 million of cash payments and accrued liabilities for severance, transaction fees and integration costs. During 2002, a $9.0 million revision to initial estimates resulted in a reduction of liabilities for transaction fees and an increase to severance and integration liabilities. For the year ended December 31, 2002, the Company paid and charged approximately $14.7 million for severance liabilities, $15.6 million for integration costs and the remaining liabilities for transaction fees of $14.1 million were released. For the year ended December 31, 2001, the Company paid and charged $17.0 million for severance liabilities, $0.4 million for transaction fees and $63.0 million for integration costs. For the year ended December 31, 2000, the Company paid and charged $92.1 million for severance liabilities, $26.5 million for transaction fees and $6.0 million for integration costs. As of December 31, 2002, the Company had approximately $33.6 million remaining for severance and integration costs and the Company expects to substantially use these reserves by the end of 2003.

Financial Position

        Current assets increased to $7.2 billion at December 31, 2002 from $6.8 billion at December 31, 2001 primarily due to an increase of $414.0 million in current inventory and an increase of $139.2 million in accounts receivable, partially offset by a decrease of $96.0 million in cash and cash equivalents. The increase in current inventory reflects an additional $249.2 million investment in merchandise inventory to support Blockbuster's initiatives to increase its share of the retail VHS and DVD market. The allowance for doubtful accounts as a percentage of receivables was 7.0% at December 31, 2002 compared with 7.1% at December 31, 2001.

        Net property and equipment decreased $222.5 million to $6.1 billion at December 31, 2002 from $6.3 billion at December 31, 2001 primarily reflecting depreciation expense of $843.9 million partially offset by capital expenditures of $537.1 million principally for outdoor advertising structures, video stores, construction of new park rides, and broadcasting equipment. Non-current inventory increased $191.4 million to $4.5 billion at December 31, 2002 from $4.3 billion at December 31, 2001 primarily due to an increase in program rights and rental inventory. Goodwill of $57.1 billion decreased from $59.1 billion at December 31, 2001, reflecting the write-off of goodwill related to Blockbuster as a result of the implementation of SFAS 142. Intangibles increased $601.5 million to $12.5 billion at December 31, 2002 from $11.9 billion at December 31, 2001, primarily reflecting the addition of FCC licenses with the acquisition of KCAL-TV in May 2002.

        Current liabilities decreased to $7.3 billion at December 31, 2002 from $7.6 billion at December 31, 2001 primarily due to reductions of $342.6 million in accrued participations, largely offset by an increase of $231.2 million in accounts payable. Total debt, including current maturities, decreased $718.5 million to $10.4 billion at December 31, 2002 principally reflecting the use of cash from operations to reduce outstanding debt. Minority interest of $845.2 million at December 31, 2002 decreased $366.6 million from $1.2 billion at December 31, 2001 reflecting the impact on minority owners from the implementation of SFAS 142 and the acquisition of the minority interest in the Company's online music business.

Cash Flows

        Operating Activities.    Net cash flow from operating activities of $3.1 billion for the year ended December 31, 2002 principally reflected net earnings of $725.7 million adjusted for non-cash charges of $1.5 billion for the adoption of SFAS 142 and depreciation and amortization of $945.6 million. Additionally, operating cash flow benefited from the utilization of deferred tax assets of $655 million and from the tax benefit associated with the exercise of employee stock options of $210 million. These increases were partially offset by an additional investment in Blockbuster's merchandise and rental inventory and increased program rights for television series and sports. Net cash flow from operating activities of $3.5 billion for the year ended December 31, 2001 principally reflected a net loss of $223.5 million adjusted for depreciation and amortization expense of $3.1 billion, and for the 2001 Blockbuster, MTVN and UPN charges plus decreases in accounts receivable, partially offset by payments of accrued expenses and accounts payable.

        Cash paid for income taxes of $630.1 million for 2002 were favorably impacted by the settlement of federal income tax audits and the recognition of tax benefits associated with non-recurring items. Cash income taxes for 2003 will be higher due to expected higher operating income and the absence of the 2002 non-recurring items and are expected to be in the range of approximately $1.2 billion to $1.4 billion.

        Investing Activities.    Net cash expenditures for investing activities of $1.5 billion for the year ended December 31, 2002 principally reflected capital expenditures of $537.1 million, additional investments of $60.8 million in affiliated companies and acquisitions of $926.0 million primarily reflecting the acquisition of KCAL-TV and the remaining interest in Noggin that the Company did not already own. Activity in 2002 also reflected Blockbuster's acquisition of the remaining 51% interest in an Italy joint venture and the acquisition of a games retailer in the United Kingdom. During 2002, the Company acquired shares of Blockbuster's Class A common stock for $11.2 million to maintain its ownership position at no less than

80% for tax consolidation purposes. This purchase of subsidiary stock was reflected as part of acquisitions. These expenditures were partially offset by proceeds from dispositions of certain investments and fixed assets of $72.2 million. Net cash expenditures for investing activities of $1.2 billion for the year ended December 31, 2001 principally reflected the acquisitions of BET and outdoor businesses and capital expenditures of $515.4 million partially offset by proceeds from dispositions of radio stations and other assets.

        Financing Activities.    Net cash flow used for financing activities of $1.8 billion for the year ended December 31, 2002 principally reflected the repayment of notes and debentures of $1.0 billion, the net repayment of bank debt, including commercial paper, of $1.2 billion, and the purchase of shares of Company stock for $1.1 billion. These uses were partially offset by proceeds from the issuance of notes of $1.3 billion and from the exercise of stock employee options of $357.6 million. Net cash flow used for financing activities of $2.5 billion for the year ended December 31, 2001 reflected $1.6 billion net repayment of debt and $1.1 billion used to purchase Company stock, partially offset by proceeds of $184.6 million from the exercise of employee stock options.

Stock Purchase Program

        During 2002, on a trade date basis, the Company purchased approximately 27.8 million shares of its Class B Common Stock for approximately $1.2 billion under its stock purchase programs, of which $350.7 million was spent in the fourth quarter for 8.1 million shares. As of December 31, 2002, there was approximately $2.9 billion remaining under the current $3.0 billion purchase program. From January 1, through March 10, 2003, the Company purchased an additional 1.8 million shares for approximately $75.4 million.

Acquisitions

        On May 15, 2002, the Company acquired the assets of KCAL-TV Los Angeles for approximately $650 million. During 2002, the Company also acquired the remaining 50% interest in Noggin, the 24-hour digital network for kids that it did not already own for approximately $100 million. Blockbuster acquired the 51% interest that it did not already own in a joint venture in Italy and also acquired a games retailer in the United Kingdom for approximately $82.4 million in the aggregate in 2002.

        In November 2001, the Company completed the television station swaps of WDCA-TV Washington D.C. and KTXH-TV Houston in exchange for KBHK-TV San Francisco. As a result of the swaps, the Company recognized a gain of approximately $210.1 million in "Other items, net".

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

        On May 4, 2000, CBS was merged with and into the Company. The total purchase price of approximately $39.8 billion included approximately $37.7 billion for the issuance of 825.5 million shares of Viacom Class B Common Stock and 11,004 shares of Viacom Series C convertible preferred stock, which were subsequently converted into 11.0 million shares of Viacom Class B Common Stock, and approximately $1.9 billion for the fair value of CBS stock options assumed by the Company and transaction costs. In addition, Viacom assumed approximately $3.7 billion of CBS' debt.

Capital Structure

At December 31,	2002	2001

Notes payable to banks	$423.7	$645.0
Commercial paper	174.6	1,104.3
Senior debt	9,530.7	9,187.5
Senior subordinated debt	56.1	50.8
Subordinated exchange debentures	—	19.8
Other notes	28.6	16.2
Obligations under capital leases	392.2	452.0

Total Debt	10,605.9	11,475.6
Less current portion	199.0	299.0
Less discontinued operations debt (a)	201.7	352.9

Total Long-Term Debt	$10,205.2	$10,823.7

    (a)
    Included in "Other liabilities" on the consolidated balance sheets.

        Total debt of $10.6 billion at December 31, 2002 and $11.5 billion at December 31, 2001 were 14.5% and 15.5%, respectively, as a percentage of total capitalization of the Company.

        The senior, senior subordinated, and subordinated debt of each of Viacom Inc. and its wholly owned subsidiary, Viacom International Inc., is fully and unconditionally guaranteed by Viacom International Inc. and Viacom Inc., respectively. The senior debt and senior subordinated debt of the Company's wholly owned subsidiaries, CBS Broadcasting Inc. and Go Outdoor Systems Holdings S.A., respectively, are not guaranteed; the aggregate outstanding amount of such debt at December 31, 2002 was $108.3 million.

        The Company's total debt presented above includes, for the period ending December 31, 2002 and December 31, 2001, respectively, (i) an aggregate unamortized premium of $49.5 million and $49.4 million and (ii) the change in the carrying value of the debt relating to fair value swaps of $86.2 million and $2.8 million.

        For the years ended December 31, 2002 and 2001, the following debt issuances, maturities and redemptions occurred:

Debt Issuances

  August 28, 2002, $600.0 million 5.625% senior notes due 2012
  April 25, 2002, $700.0 million 5.625% senior notes due 2007
  June 29, 2001, $335.0 million 7.25% senior notes due 2051
  May 17, 2001, $400.0 million 6.40% senior notes due 2006
  May 17, 2001, $1.0 billion 6.625% senior notes due 2011
  January 17, 2001, $400.0 million 6.40% senior notes due 2006
  January 17, 2001, $500.0 million 7.70% senior notes due 2010
  January 17, 2001, $750.0 million 7.875% senior debentures due 2030

        Interest on all of the above notes is paid semi-annually except for the 7.25% senior notes which is paid quarterly.

Debt Maturities

  June 15, 2002, 8.375% notes, $321.8 million
  January 15, 2002, 7.50% senior notes, $250.0 million
  January 1, 2002, 7.625% senior notes, $143.0 million
  September 15, 2001, 10.25% senior subordinated notes, $35.3 million
  June 1, 2001, 8.875% notes, $230.0 million

Debt Redemptions

  August 1, 2002, $239.5 million 8.25% senior debentures due 2022 at 103.5% of principal
  June 15, 2002, $2.6 million 8.875% senior subordinated notes due 2007 at 104.4% of principal
  June 1, 2002, $31.1 million 8.875% senior debentures due 2022 at 104.1% of principal
  January 15, 2002, $18.7 million 11.375% subordinated exchange debentures due 2009 at 105.7% of principal
  February 1, 2001, $60.3 million 9.00% senior subordinated notes due 2006 at 104.5% of principal
  October 15, 2001, $151.5 million 9.375% senior subordinated notes due 2006 at 104.7% of principal

        For the years ended December 31, 2002 and 2001, the Company repurchased approximately $55.0 million and $427.7 million of its debt, respectively.

        The Company's scheduled maturities of long-term debt at face value, excluding commercial paper and capital leases, outstanding at December 31, 2002 are as follows:

	Year of Maturity
	2003	2004	2005	2006	2007	2008 & thereafter

Long-term debt	$874.8	$176.6	$1,473.2	$801.4	$700.1	$5,874.3

Viacom Credit Agreement

        As of December 31, 2002, the Company's credit facilities, excluding Blockbuster's credit facility, totaled $4.75 billion comprised of $1.45 billion and $1.5 billion 5-year revolving credit facilities and a $1.8 billion 364-day revolving credit facility. The $1.45 billion and $1.5 billion facilities are scheduled to expire in 2005 and 2006, respectively. On February 28, 2003, the Company entered into a $1.7 billion 364-day credit facility to replace the $1.8 billion facility which was to expire in March 2003. The terms and conditions of the $1.7 billion facility are substantially similar to the $1.8 billion facility. As of February 28, 2003, the Company's credit facilities total $4.65 billion. The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the $1.5 billion facility. Borrowing rates under the facilities are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments. As of December 31, 2002, the Company had unused revolving credit facilities, excluding Blockbuster's credit facility, of $4.51 billion in the aggregate.

        The facilities contain certain covenants, which, among other things, require that the Company maintain a minimum interest coverage ratio. At December 31, 2002, the Company was in compliance with the financial covenants.

        The primary purpose of the credit facilities is to support commercial paper borrowings. At December 31, 2002, the Company had commercial paper borrowings of $174.6 million under its $4.75 billion commercial paper program. The Company's credit facilities supporting the commercial paper borrowings totaled $4.65 billion at February 28, 2003. Borrowings under the program have maturities of less than a year.

        At December 31, 2002, the Company had classified approximately $939.6 million of commercial paper and other debt scheduled to mature within the next twelve months as long-term debt, reflecting its intent and ability, through the existence of unused revolving credit facilities, to refinance this debt on a long-term basis.

Blockbuster Credit Agreement

        As of December 31, 2002, Blockbuster's credit agreement (the "Blockbuster Credit Agreement") was comprised of a $600.0 million long-term revolver due July 1, 2004 and a $410.0 million term loan due in quarterly installments ending July 1, 2004. Blockbuster had $600.0 million of available borrowing capacity under the long-term revolver at December 31, 2002. Blockbuster has the ability with this available borrowing capacity to extend the maturities of the current portion of the term loan. Interest rates under the Blockbuster Credit Agreement are based on the prime rate in the United States or LIBOR (plus a margin, or "LIBOR spread," based on leverage ratios, which is currently 1.25%) at Blockbuster's option at the time of borrowing. The weighted-average interest rate at December 31, 2002 for borrowings under the Blockbuster Credit Agreement was 3.1%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at December 31, 2002).

        The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, purchase of Blockbuster's common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At December 31, 2002, Blockbuster was in compliance with all covenants under the Blockbuster Credit Agreement.

Accounts Receivable Securitization Programs

        As of December 31, 2002, and December 31, 2001, the Company had an aggregate of $981.9 million and $950.0 million, respectively, outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable and debt on the Company's consolidated balance sheets. The Company enters into these arrangements because they provide a cost-efficient form of financing and an additional source of liquidity. Proceeds from the programs were used to reduce outstanding borrowings. The Company is required to maintain certain ratios in connection with the programs. As of December 31, 2002, the Company was in compliance with the required ratios under the receivable securitization programs.

Liquidity and Capital Resources

        The Company believes that its operating cash flow ($3.1 billion in 2002), cash and cash equivalents ($631.4 million at December 31, 2002), borrowing capacity under committed bank facilities (which consisted of unused revolving credit facilities, excluding Blockbuster's credit facility, of $4.51 billion in the aggregate at December 31, 2002), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments and its financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film operations, and talent contracts will come primarily from cash flow from operations.

        The Company continually projects anticipated cash requirements, which include capital expenditures, share purchases, acquisitions, and principal payments on its outstanding indebtedness, as well as cash flows generated from operating activity available to meet these needs. Any net cash funding requirements are financed with short-term borrowings (primarily commercial paper) and long-term debt. Commercial paper borrowings, which also accommodate day-to-day changes in funding requirements, are backed by committed bank facilities that may be utilized in the event that commercial paper borrowings are not available. The Company's strong credit position, which is reflected by an A-/A3 rating, affords access to the capital markets. The Company anticipates that scheduled debt maturities in 2003 will be funded with cash and cash equivalents and cash flows generated from operating activities. There are no provisions in any of the Company's material financing agreements that would cause an acceleration of the obligation in the event of a downgrade in the Company's debt ratings.

        The Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock and warrants of Viacom that may be issued for aggregate gross proceeds of $5.0 billion. The registration statement was first declared effective on January 8, 2001. The net proceeds from the sale of the offered securities may be used by Viacom for general corporate purposes, including repayment of borrowings, working capital and capital expenditures, or for such other purposes as may be specified in the applicable Prospectus Supplement. To date, the Company has issued $1.635 billion of securities under the shelf registration statement.

        For the year ended December 31, 2002, the Company had a total of $1.1 billion of long-term debt maturities, redemptions and repurchases and issued $1.3 billion of long-term debt. The long-term debt issuances maintained the Company's unused borrowing capacity and its financial flexibility.

        Planned capital expenditures for 2003 are approximately $600 million to $625 million. The Company spent $537.1 million during 2002. Capital expenditures are funded with cash flows from operations.

Commitments and Contingencies

        The following table presents the Company's significant unrecorded contractual commitments as of December 31, 2002:

	2003	2004	2005	2006	2007	2008 & thereafter

Programming and talent commitments	$3,042.3	$2,273.8	$2,004.3	$1,055.3	$886.7	$4,283.0
Operating leases	$930.9	$791.5	$662.4	$637.8	$422.9	$1,725.3
Capital lease obligations (including interest)	$118.1	$90.5	$75.2	$62.1	$52.0	$102.9
Guaranteed minimum franchise payments	$378.2	$342.1	$303.6	$212.4	$81.3	$156.5

  Commitments

        At December 31, 2002, programming and talent commitments of the Company not reflected on the balance sheet are estimated to aggregate approximately $13.5 billion. These commitments include approximately $9.3 billion for the acquisition of sports programming rights, approximately $3.1 billion relating to television, radio and feature film production and acquisitions and approximately $1.1 billion for talent contracts. A majority of such fees are payable over several years, as part of the normal course of business.

        The Company has long-term noncancelable operating lease commitments for retail and office space and equipment, transponders, studio facilities and vehicles. The Company has also entered into capital leases for satellite transponders and buildings.

        Viacom's outdoor advertising business has franchise rights entitling it to display advertising on media such as buses, trains, bus shelters, terminals, billboards, and phone kiosks. Under most of these franchise agreements, the franchiser is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment. At December 31, 2002, future guaranteed minimum franchise payments not reflected on the balance sheet are estimated to aggregate approximately $1.5 billion.

  Guarantees

        The Company owns a 50% equity interest in United Cinemas International ("UCI"), which operates movie theaters in Europe, Latin America and Asia. As of December 31, 2002, the Company guaranteed approximately $250.6 million of UCI's debt obligations under a revolving credit facility which expires in December 2004, and $155.5 million of UCI's theater leases. The Company also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres, LLC and guarantees certain theater leases for approximately $14.7 million. The debt and lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of December 31, 2002.

        Additionally, the Company has letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $405.2 million at December 31, 2002 and are not recorded on the balance sheet.

        The Company is also subject to certain off-balance sheet lease guarantees related to the divestitures of certain businesses. In October 1998, Blockbuster Music stores were sold to Wherehouse Entertainment Inc. ("Wherehouse"). Some of the leases transferred in connection with this sale had previously been guaranteed either by the Company or its affiliates. The remaining initial terms of these leases expire on various dates through 2007. However, certain leases contain renewal options that can extend the primary lease term and remain subject to the guarantee. Blockbuster had previously agreed to indemnify the Company with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guaranty expirations provided to Blockbuster by Wherehouse in connection with its bankruptcy, Blockbuster's current estimate of the contingent liability is approximately $36.0 million. Blockbuster recorded a reserve of $18.7 million during the fourth quarter of 2002 which represented its estimate of the undiscounted lease guaranty obligation associated with the stores that Wherehouse has indicated it will vacate. The Company has accounted for these reserves in discontinued operations.

  Legal Matters

        Asbestos and Environmental.    The Company is a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of the Company's products is the basis of a claim. Claims against the Company in which a product has been identified principally relate to exposures allegedly caused by asbestos-containing insulating material in turbines sold for power-generation, industrial and marine use, or by asbestos-containing grades of decorative micarta, a laminate used in commercial ships.

        Claims typically are both filed and settled in large groups, which makes the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2002, the Company had pending approximately 103,800 asbestos claims, as compared to approximately 106,000 as of December 31, 2001 and approximately 100,000 as of December 31, 2000. The 2001 and 2000 numbers of claims included approximately 7,100 claims and 1,900 claims, respectively, on an inactive docket in Baltimore which would not be counted as pending under the Company's current methodology. In addition, the pending claim count was reduced by approximately 24,000 claims as a result of the Supreme Court of New York's order dated December 2002 establishing a deferred docket of claimants alleging minimal or no impairment. Of the claims pending as of December 31, 2002, approximately 73,900 were pending in state courts, 27,100 in federal court and approximately 2,800 were third party claims. During 2002, the Company received approximately 49,400 new claims and closed approximately 18,500 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

        Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third party claims. The Company's total costs in 2002 and 2001 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $28 million and $21 million, respectively. A portion of such costs relates to claims settled in prior years.

        The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and that these asbestos liabilities are not likely to have a material adverse effect on its results of operations, financial position or cash flows.

        The Company from time to time receives claims from federal and state environmental regulatory agencies and other entities asserting that it is or may be liable for environmental cleanup costs and related damages principally relating to discontinued operations conducted by companies acquired by the Company. In addition, the Company from time to time receives personal injury claims including toxic tort claims arising from historical operations of the Company and its predecessors.

        Antitrust.    In March 2001, after a series of judicial rulings, three individuals remained as plaintiffs in a complaint filed in the United States District Court for the Western District of Texas against the Company, Blockbuster, Paramount Home Entertainment, and other major motion picture studios and their home video subsidiaries. They asserted, among other things, that the Company, Blockbuster and the studios conspired to fix the prices of videos to retailers and distributors, engaged in discriminatory pricing, and conspired to restrain competition. They were seeking treble damages for themselves and injunctive relief under both federal and California state law. In July 2002, judgment was entered in favor of the defendants. Plaintiffs have appealed the judgment to the Fifth Circuit Court of Appeals. In January 2001, a similar complaint was filed in California in a Los Angeles County Superior Court by over 200 individual plaintiffs seeking class certification and monetary damages against the same defendants. In January 2002, the California court denied the plaintiffs' request for class certification, and the plaintiffs have appealed that decision to a California appellate court. By order dated February 20, 2003, the California state court judge dismissed with prejudice all claims against the defendants. The Company believes that the plaintiffs'

position in these litigations is without merit and intends to continue to defend itself vigorously in the litigations.

        Blockbuster Securities Action.    During February and March 2003, three putative class action complaints were filed against Blockbuster in the United States District Court for the Northern District of Texas claiming violations of the Securities Exchange Act of 1934 and seeking a class determination for purchasers of Blockbuster stock for the approximately eight-month period between April and December 2002. Certain members of Blockbuster's senior management are also named as defendants. A shareholder derivative action arising from the same operative facts was filed in February 2003 in the same court; and another shareholder derivative action was filed in March 2003 in the 160th Judicial District Court for Dallas County, Texas claiming breach of fiduciary duties for an approximately three-week period from late April through mid-May 2002. These actions named certain Blockbuster directors, some of whom are directors and/or executive officers of the Company, and certain members of Blockbuster's senior management, as individual defendants, and Blockbuster as a nominal defendant. Responses have not yet been filed to any of these lawsuits. The Company believes the plaintiffs' positions in these lawsuits are without merit and intends to vigorously defend these matters.

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

  Foreign Exchange Risk

        The Company conducts business with companies in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. dollar. In order to hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, the Singapore Dollar and the Euro, foreign currency forward and option contracts are used. Additionally, the Company designates forward contracts used to hedge future production costs as cash flow hedges. The change in fair value of the non-designated contracts is included in current period earnings as part of "Other items, net". The Company manages the use of foreign exchange derivatives centrally. At December 31, 2002, the notional value of all foreign exchange contracts was $266.0 million, of which $49.0 million related to the hedging of future productions costs. The remaining $217.0 million represents hedges of underlying foreign currency balances, expected foreign currency net cash flows and investment hedges. At December 31, 2001, the notional value of all foreign exchange contracts was $268.1 million, of which $76.6 million related to the hedging of future productions costs. The remaining $191.5 million represented hedges of underlying foreign currency balances, expected foreign currency net cash flows and investment hedges. Approximately 90% of consolidated revenues are generated in U.S. dollars, accordingly, a 10% fluctuation in foreign currrency rates would not have a material effect on results of operations.

  Interest Rate Risk

        The Company's interest expense is exposed to movements in short-term rates. Swap agreements are used to modify this exposure. This includes both fixed to variable rate swaps, which are designated as fair value hedges, and variable to fixed rate swaps, which are designed as cash flow hedges. Based on the amount of variable rate debt outstanding at December 31, 2002, a 100 basis point change in interest rates would cause a $23.7 million change to pre-tax earnings. As of December 31, 2002 if both parties were to agree, the swaps could have been terminated by a net payment from the counterparties of approximately $75.1 million.

        On January 23, 2001, the Company, in connection with the acquisition of BET, assumed $425 million of cash flow swap agreements which effectively converted variable rate debt to a fixed rate. As of December 31, 2002, the notional amount outstanding was approximately $175 million. The notional amount of swaps amortizes by approximately $156 million in September of 2003 and matures in September 2004. Interest is received based upon three-month LIBOR and is paid at approximately 5.07%. The amount of the ineffectiveness of these cash flow hedges that was reflected in earnings was immaterial.

        The effective portion of the change in value of cash flow hedges are reported in other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. During the next twelve months, approximately $5.0 million will be amortized into earnings. The ineffective portion of the hedges included in earnings was not material. The change in value of the fair value hedges and the hedged instruments is reported in earnings for the periods presented.

        During December 2001, the Company entered into $750 million notional amount swap agreements, which converted fixed rate debt obligations into variable rate debt obligations. Of the $750 million notional amount, $225 million matures on January 15, 2003, $275 million matures on September 1, 2003 and $250 million matures on June 1, 2005, and the Company receives interest at approximately 3.2%, 3.8% and 4.5%, respectively, and pays three-month LIBOR. These fair value hedges were fully effective. During November 2002, the 3.2% and 3.8% swap agreements entered in December 2001 were terminated by the Company and the Company received approximately $8.7 million in cash which is being amortized into earnings over the remaining life of the respective debt.

        On April 24, 2002, the Company entered into additional $700 million notional swap agreements, which converted fixed rate debt obligations into variable rate debt obligations. The swaps mature on May 1, 2007 and the Company receives interest at approximately 5.11% on $400 million and 5.35% on $300 million, and pays three-month LIBOR.

  Credit Risk

        The Company continually monitors its positions with, and credit quality of, the financial institutions, which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2002 due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

Related Parties

        National Amusements, Inc. ("NAI") is a closely held corporation that beneficially owns the Company's Class A Common Stock, representing approximately 69% of the voting power of all classes of the Company's Common Stock, and approximately 11% of the Company's Class A Common Stock and Class B Common Stock on a combined basis at December 31, 2002. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board of Directors and Chief Executive Officer of the Company.

        NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount Pictures, a division of the Company. During the years ended December 31, 2002 and 2001, NAI made payments to Paramount Pictures in the aggregate amounts of approximately $12.3 million and $18.2 million, respectively.

        The Company owns a minority equity interest in Westwood One, Inc. ("Westwood One"). Most of Infinity's radio stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's radio programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and in certain instances, shares in revenue from the sale by Westwood One of Infinity's programming. In addition, certain employees of Infinity serve as officers of Westwood One for which the Company receives a management fee. Revenues from these arrangements were approximately $110.4 million, $94.8 million and $77.6 million in 2002, 2001 and 2000, respectively.

Recent Pronouncements

        Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"), effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the total expense to future periods using a systematic and rational method. In accordance with its provisions, the Company will record a cumulative effect of change in accounting principle during the first quarter of 2003 in connection with the implementation of this standard. The adoption of this standard will not have a material effect on the Company's statements of operations, financial position or cash flows.

        Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), effective for fiscal years beginning after December 15, 2001. SFAS 144 establishes an accounting model for long-lived assets to be disposed of by sale, including discontinued operations. The adoption of SFAS 144 did not have a material effect on the Company's financial statements.

        Effective December 31, 2002, the Company adopted SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). SFAS 145 no longer requires gains and losses from the extinguishments of debt to be classified as an extraordinary item. Adoption of SFAS 145 resulted in the reclassification of $3.9 million of extraordinary loss net of tax, recorded for the year ended December 31, 2001 to interest expense.

        In June of 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of SFAS 146 will not have a material effect on the Company's financial statements.

        Effective December 31, 2002, the Company adopted SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), an amendment of Statement No. 123. SFAS 148 provides alternative methods of transition to a voluntary adoption of the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

        In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

Critical Accounting Policies

        Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of the Company's significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements.

        The preparation of the Company's financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates.

  •
  Accounting for the production and distribution of motion pictures and television programming is in accordance with SOP 00-2, which requires management's judgment as it relates to total revenues to be received and costs to be incurred throughout the life of each program. These estimates are used to determine the amortization of capitalized production costs, expensing of participation and residual cost and any necessary net realizable value adjustments.
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

  •
  The Company assesses potential impairment of long-lived assets under the guidance of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Goodwill and other intangibles are evaluated for impairment under the guidance of SFAS 142 which was adopted in the first quarter of 2002. Upon adoption, the Company determined that based on segment valuation studies with the exception of Blockbuster, none of the Company's reporting units had an impairment. The write down of Blockbuster's goodwill of $1.8 billion was determined after the fair value of Blockbuster had been allocated to specific assets and liabilites and was recognized as a cumulative effect of a change in accounting principle. Subsequently, Blockbuster performed its annual impairment test on October 31, 2002 and there was no additional impairment under the provisions of SFAS 142 for 2002. SFAS 142 requires companies to test for goodwill impairment annually and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below the unit's carrying amount. During December 2002, Blockbuster performed an interim impairment test on its goodwill balance as of December 31, 2002 which determined that its estimated fair value, under SFAS 142, was in excess of book value. As a result, there was no additional impairment. Blockbuster will perform its annual impairment test for 2003 on October 31, 2003, and on an interim date in 2003 should factors or indicators become apparent that would require an interim test. A significant downward revision in the estimated future cash flows could result in a material impairment of goodwill under SFAS 142.
  •
  The Company's cost and equity investments, where market value has declined below cost, are regularly reviewed by management to determine whether or not there has been an other-than temporary decline in market value. In making that determination, management considers the extent to which cost exceeds market value, the duration of the market decline, the investees' earnings and cash forecasts and current cash position, among other factors. In 2002, the Company recorded a non-cash impairment loss of approximately $13.8 million. In 2001, the Company recorded a non-cash impairment loss of approximately $125.0 million.
  •
  Balance sheet reserves and liabilities related to taxes, legal issues, restructuring charges and discontinued businesses, including asbestos and environmental matters, require significant judgments and estimates by management. The Company continually evaluates these estimates based on changes in the relevant facts and circumstances and events that may impact estimates. While management believes that the current reserves for matters related to discontinued business, including environmental and asbestos are adequate, there can be no assurance that circumstances will not change in future periods.
  •
  Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate reflects the rate at which the pension benefit obligations could effectively be settled. The Company used investment grade corporate bond yields to support its discount rate assumption. The expected rate of return on plan assets assumption was derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. For 2002, the unrecognized actuarial loss for pension plans increased significantly as a result of lowering the discount rate for the Company's major plans from 7.25% in 2001 to 6.50% in 2002, other actuarial losses and plan assets producing a return below the expected return due to market conditions in 2002. As of December 31, 2002, total pension benefit obligations exceeded the fair value of corresponding plan assets and therefore the Company recorded an additional pension liability of $865.0 million. The expected increased pension expense due to decreases in pension plan asset values and expected rate of return on such assets will not result in increased Company pension plan contributions.

Cautionary Statement Concerning Forward-Looking Statements

        This document and the documents incorporated by reference into this Annual Report on Form 10-K, including "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition", contain both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect", "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements.

        The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in the Company's forward-looking statements:

  •
  The Company derives substantial revenues from the sale of advertising on its over-the-air networks, basic cable networks, television stations, radio stations and outdoor businesses. The sale of advertising is affected by viewer demographics, viewer ratings and market conditions for advertising. Adverse changes to any of these factors, including as a result of acts of terrorism or war, could have a negative effect on revenues. Additionally, consumer and advertiser actions in response to the war in Iraq could have an adverse effect on the Company's results of operations.
  •
  Operating results derived from the Company's motion picture and television production businesses fluctuate depending primarily upon cost of such productions and acceptance of such productions by the public, which are difficult to predict. Motion picture and television production has experienced cycles in which increased costs of talent, reduced availability of co-financing opportunities, and other factors have resulted in higher production costs. In addition, the commercial success of the Company's motion picture and television productions depends upon the quality and acceptance of other competing productions, and the availability of alternative forms of entertainment and leisure time activities.
  •
  The Company's operating results fluctuate due to the timing and availability of theatrical and home video releases, as well as the recording of license fees for television exhibition of motion pictures and for syndication and basic cable exhibition of television programming in the period that the products are available for such exhibition.
  •
  The Company's basic cable networks and premium subscription television networks are dependent upon affiliation agreements with cable and direct-to-home ("DTH") distributors on acceptable terms. The loss of carriage on such distributors, or continued carriage on less favorable terms, could adversely affect, with respect to basic cable networks, revenues from subscriber fees and the ability to sell advertising, and with respect to premium subscription television networks, subscriber fee revenues. In addition, continued consolidation among cable and/or DTH distributors could have an adverse effect on subscriber fee revenues.
  •
  Some of the Company's businesses are seasonal. The home video and consumer publishing businesses are subject to increased periods of demand coinciding with summer and winter holidays, while a substantial majority of the theme parks' operating income is generated from May through

    September. In addition, the home video and theme parks businesses' revenues are influenced by weather. The Company's radio and outdoor advertising businesses experience fluctuations based on the timing of advertising expenditures by retailers and typically experience highest revenues in the fourth quarter and lowest revenues in the first quarter.

  •
  The Company's home video retail business currently enjoys a competitive advantage over most other movie distribution channels, except theatrical releases, due to the early timing of the video retailer "distribution window." The Video business could be negatively affected if the video retail distribution windows were no longer the first following the theatrical release; the length of the video retail distribution window was shortened; or the video retail distribution windows were no longer as exclusive as they are now. The Company believes that the studios have a significant interest in maintaining a viable video retail industry; however, the order, length and exclusivity of each window for each distribution channel is determined solely by the studio releasing the movie and the Company cannot predict the impact, if any, of any future decisions by the studios. Increased studio licensing of product to video-on-demand and similar services might impact their decisions with respect to the timing and exclusivity of the video retailer distribution window with possible adverse affect on the Video business.
  •
  The Company cannot control or predict with certainty studio pricing policies for DVD and VHS product. "Sell-through" pricing of DVDs has reduced the significance of the "rental window" for VHS product and has resulted in competition from mass merchant retailers at an earlier stage than is the case for VHS. If sell-through pricing and competition cause consumers to increasingly desire to purchase rather than rent movies, the Video business could be negatively affected if it is unable to increase rental market share, to replace profits from rentals with profits from sales of sell-through product, or to otherwise positively affect gross profits. In addition, if studios make future changes in their pricing policies, which could include pricing rental windows for DVDs or expanded exploitation by studios of any international copyright laws that allow studios to charge retailers more for DVD and VHS rental product than for sell-through product, the profitability of the Video business could be negatively affected if it is unable to enter into arrangements with the studios that effectively balance copy depth and cost considerations.
  •
  Changes in FCC laws and regulations could, directly or indirectly, adversely affect the operations and ownership of the Company's properties.
  •
  The Company has contingent liabilities related to discontinued businesses, including environmental liabilities and pending litigation. While the pending or potential litigations, and environmental and other liabilities should not have a material adverse effect on the Company, there can be no assurance in this regard.
  •
  The Company may be adversely affected by changes in technology and its effect on competition in the Company's markets, including technologies that increase the threat of content piracy.
  •
  Other economic, business, competitive and/or regulatory factors could affect the Company's businesses generally.

        These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this document are only made as of the date of this document, and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. The Company cannot make any assurances that projected results or events will be achieved. You should review carefully all information, including the financial statements and the notes to the financial statements, included or incorporated by reference into this Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        Response to this is included in "Item 7—Management's Discussion and Analysis of Results of Operations and Financial Condition—Market Risk."

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Viacom Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity and comprehensive income present fairly, in all material respects, the financial position of Viacom Inc. and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Accordingly, the Company ceased amortizing goodwill and indefinite lived intangible assets as of January 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP
New York, New York
February 10, 2003

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

        The Company maintains internal accounting control systems and related policies and procedures designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and properly recorded, and that accounting records may be relied upon for the preparation of consolidated financial statements and other financial information. The design, monitoring, and revision of internal accounting control systems involve, among other things, management's judgment with respect to the relative cost and expected benefits of specific control measures. The Company also maintains an internal audit function, which evaluates and reports on the adequacy and effectiveness of internal accounting controls, policies and procedures.

        Viacom Inc.'s consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, who have expressed their opinion with respect to the presentation of these statements.

        The Audit Committee of the Board of Directors, which is comprised solely of independent directors within the meaning of the NYSE rules, meets periodically with the independent accountants, with our internal auditors, with our general counsel, as well as with management, to review accounting, auditing, internal accounting controls and financial reporting matters. The Audit Committee is also responsible for retaining the independent accounting firm for the coming year, subject to stockholder approval. The independent accountants, the internal auditors and the general counsel have full and free access to the Audit Committee with and without management's presence.

VIACOM INC.
By:	/s/ SUMNER M. REDSTONE Sumner M. Redstone Chairman of the Board of Directors Chief Executive Officer
By:	/s/ MEL KARMAZIN Mel Karmazin President Chief Operating Officer
By:	/s/ RICHARD J. BRESSLER Richard J. Bressler Senior Executive Vice President Chief Financial Officer
By:	/s/ SUSAN C. GORDON Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2002	2001	2000

Revenues	$24,605.7	$23,222.8	$20,043.7
Expenses:
Operating	14,865.1	14,463.8	11,707.1
Selling, general and administrative	4,198.3	4,092.4	4,093.7
Restructuring and merger-related charges	—	119.4	698.5
Depreciation and amortization	945.6	3,087.0	2,223.5

Total expenses	20,009.0	21,762.6	18,722.8

Operating income	4,596.7	1,460.2	1,320.9
Interest expense	(848.3)	(969.2)	(822.3)
Interest income	15.8	30.6	53.2
Other items, net	(30.0)	254.7	8.8

Earnings before income taxes	3,734.2	776.3	560.6
Provision for income taxes	(1,448.9)	(919.9)	(729.8)
Equity in loss of affiliated companies, net of tax	(39.5)	(127.0)	(124.2)
Minority interest, net of tax	(39.2)	47.1	(70.4)

Net earnings (loss) before cumulative effect of change in accounting principle	2,206.6	(223.5)	(363.8)
Cumulative effect of change in accounting principle, net of minority interest and tax	(1,480.9)	—	(452.3)

Net earnings (loss)	$725.7	$(223.5)	$(816.1)

Basic earnings (loss) per common share:
Net earnings (loss) before cumulative effect of change in accounting principle	$1.26	$(.13)	$(.30)
Cumulative effect of change in accounting principle	$(.84)	$—	$(.37)
Net earnings (loss)	$.41	$(.13)	$(.67)
Diluted earnings (loss) per common share:
Net earnings (loss) before cumulative effect of change in accounting principle	$1.24	$(.13)	$(.30)
Cumulative effect of change in accounting principle	$(.83)	$—	$(.37)
Net earnings (loss)	$.41	$(.13)	$(.67)
Weighted average number of common shares outstanding:
Basic	1,752.8	1,731.6	1,225.3
Diluted	1,774.8	1,731.6	1,225.3

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$631.4	$727.4
Receivables, less allowances of $278.0 (2002) and $274.9 (2001)	3,721.0	3,581.8
Inventory (Note 6)	1,332.7	918.7
Deferred tax asset, net (Note 11)	238.6	359.7
Prepaid expenses	413.1	413.7
Other current assets	830.0	754.4

Total current assets	7,166.8	6,755.7

Property and Equipment:
Land	780.0	752.7
Buildings	955.3	1,030.5
Capital leases	674.0	778.1
Advertising structures	2,128.9	2,074.5
Equipment and other	5,313.4	4,729.1

	9,851.6	9,364.9
Less accumulated depreciation and amortization	3,738.9	3,029.7

Net property and equipment	6,112.7	6,335.2

Inventory (Note 6)	4,527.0	4,335.6
Goodwill (Note 2)	57,116.3	59,109.0
Intangibles (Note 2)	12,482.6	11,881.1
Other assets	2,348.8	2,393.3

Total Assets	$89,754.2	$90,809.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,176.2	$945.0
Accrued expenses	1,883.9	1,739.2
Accrued compensation	653.4	708.5
Participants' share, residuals and royalties payable	966.8	1,309.4
Program rights	875.0	849.7
Deferred income	604.6	527.7
Income taxes payable	98.0	94.0
Other current liabilities	884.2	1,089.2
Current portion of long-term debt (Note 8)	199.0	299.0

Total current liabilities	7,341.1	7,561.7

Long-term debt (Note 8)	10,205.2	10,823.7
Pension and postretirement benefit obligation (Note 12)	2,279.2	1,643.7
Deferred income tax liabilities (Note 11)	798.8	1,131.2
Other liabilities	5,796.9	5,721.0
Commitments and contingencies (Note 13)
Minority interest	845.2	1,211.8
Stockholders' Equity:
Class A Common Stock, par value $.01 per share; 750.0 shares authorized; 137.3 (2002) and 138.8 (2001) shares issued	1.4	1.4
Class B Common Stock, par value $.01 per share; 10,000.0 shares authorized; 1,716.0 (2002) and 1,697.0 (2001) shares issued	17.1	17.0
Additional paid-in capital	65,597.8	64,980.6
Retained earnings	1,934.0	1,208.3
Accumulated other comprehensive loss (Note 1)	(580.5)	(152.7)

	66,969.8	66,054.6
Less treasury stock, at cost; 1.4 (2002 and 2001) Class A shares; and 105.3 (2002) and 77.9 (2001) Class B shares	4,482.0	3,337.8

Total stockholders' equity	62,487.8	62,716.8

Total Liabilities and Stockholders' Equity	$89,754.2	$90,809.9

See notes to consolidated financial statements

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended December 31,
	2002	2001	2000

Operating Activities:
Net earnings (loss)	$725.7	$(223.5)	$(816.1)
Adjustments to reconcile net earnings (loss) to net cash flow from operating activities:
Depreciation and amortization	945.6	3,087.0	2,223.5
Restructuring and merger-related charges	—	119.4	698.5
Inventory charges	—	392.1	—
Cumulative effect of change in accounting principle	1,480.9	—	753.9
(Gain) loss on transactions and other items, net	(34.8)	(282.0)	25.6
Equity in loss of affiliated companies, net of tax	39.5	127.0	124.2
Distributions from affiliated companies	39.7	55.6	48.3
Minority interest, net of tax	39.2	(47.1)	70.4
Amortization of deferred financing costs	10.2	12.7	17.9
Change in operating assets and liabilities:
(Increase) decrease in receivables	(74.9)	391.3	(377.9)
(Increase) decrease in inventory and related program liabilities, net	(772.6)	63.7	(157.3)
(Increase) decrease in other current assets	(77.7)	65.9	(172.2)
Increase in unbilled receivables	(57.9)	(107.5)	(55.7)
Decrease in accounts payable and accrued expenses	(82.9)	(519.2)	(200.1)
Increase in income taxes payable and net deferred tax liabilities	826.6	439.4	166.9
Increase (decrease) in deferred income	164.4	(67.2)	(48.7)
Other, net	(46.6)	1.5	22.1

Net cash flow provided by operating activities	3,124.4	3,509.1	2,323.3

Investing Activities:
Acquisitions, net of cash acquired	(926.0)	(886.1)	(2,380.0)
Capital expenditures	(537.1)	(515.4)	(659.0)
Investments in and advances to affiliated companies	(60.8)	(70.1)	(239.2)
Purchases of short-term investments	(2.0)	(14.2)	(89.9)
Proceeds from sale of investments	21.7	61.6	316.6
Proceeds from dispositions	50.5	233.7	190.6

Net cash flow used for investing activities	(1,453.7)	(1,190.5)	(2,860.9)

Financing Activities:
(Repayments to) borrowings from banks, including commercial paper, net	(1,153.8)	(4,012.0)	1,413.4
Proceeds from issuance of notes and debentures	1,298.0	3,423.7	1,682.9
Repayment of notes and debentures	(1,009.4)	(917.1)	(331.9)
Purchase of Company common stock	(1,139.0)	(1,066.1)	(1,945.4)
Proceeds from exercise of stock options	357.6	184.6	187.0
Payment of capital lease obligations	(114.3)	(136.3)	(130.6)
Purchase of common stock by subsidiary	—	—	(84.1)
Other, net	(5.8)	(2.5)	—

Net cash flow (used for) provided by financing activities	(1,766.7)	(2,525.7)	791.3

Net (decrease) increase in cash and cash equivalents	(96.0)	(207.1)	253.7
Cash and cash equivalents at beginning of year	727.4	934.5	680.8

Cash and cash equivalents at end of year	$631.4	$727.4	$934.5

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2002		2001		2000

	Shares	Amount	Shares	Amount	Shares	Amount

Class A Common Stock:
Balance, beginning of year	138.8	$1.4	138.9	$1.4	139.7	$1.4
Conversion of A shares into B shares	(1.5)	—	(.1)	—	(.8)	—

Balance, end of year	137.3	1.4	138.8	1.4	138.9	1.4

Class B Common Stock:
Balance, beginning of year	1,697.0	17.0	1,454.7	14.5	606.6	6.1
Exercise of stock options	17.5	.1	10.6	.2	10.8	.1
Issuance of stock for CBS acquisition	—	—	—	—	836.5	8.3
Issuance of stock for Infinity acquisition	—	—	231.6	2.3	—	—
Conversion of A shares into B shares	1.5	—	.1	—	.8	—

Balance, end of year	1,716.0	17.1	1,697.0	17.0	1,454.7	14.5

Additional Paid-In Capital:
Balance, beginning of year		64,980.6		50,729.9		10,338.5
Exercise of stock options, including tax benefit		526.1		322.4		349.7
MTVi acquisition		151.6		—		—
Loss on issuance of subsidiary stock		(60.6)		—		—
Payout of shares for deferred compensation		.1		—		—
Issuance of stock for Infinity acquisition		—		13,408.8		—
Issuance of stock for BET acquisition		—		521.9		—
Issuance of stock for CBS acquisition		—		—		39,641.7
Stock option acceleration attributable to CBS acquisition		—		—		400.0
Reduction of equity interest in internet investments		—		(2.4)		—

Balance, end of year		65,597.8		64,980.6		50,729.9

Retained Earnings:
Balance, beginning of year		1,208.3		1,431.8		2,247.9
Net earnings (loss)		725.7		(223.5)		(816.1)

Balance, end of year		1,934.0		1,208.3		1,431.8

Accumulated Other Comprehensive Loss:
Balance, beginning of year		(152.7)		(152.5)		(30.2)
Other comprehensive loss		(427.8)		(.2)		(122.3)

Balance, end of year		(580.5)		(152.7)		(152.5)

Treasury Stock, at cost:
Balance, beginning of year	79.3	(3,337.8)	97.7	(4,058.2)	48.5	(1,431.7)
Common stock purchased	27.8	(1,164.1)	25.2	(1,082.8)	34.2	(1,945.4)
Issuance of stock for BET acquisition, net	—	—	(43.0)	1,777.8	—	—
Shares held in trusts	—	—	—	—	15.0	(681.1)
Payout of shares for deferred compensation	(.4)	19.9	(.6)	25.4	—	—

Balance, end of year	106.7	(4,482.0)	79.3	(3,337.8)	97.7	(4,058.2)

Total Stockholders' Equity		$62,487.8		$62,716.8		$47,966.9

Comprehensive Income (Loss):
Net earnings (loss)		$725.7		$(223.5)		$(816.1)

Other Comprehensive Loss, net of tax:
Unrealized loss on securities		(9.3)		(36.7)		(92.8)
Reclassification adjustment for net realized losses		1.3		69.2		45.3
Change in fair value of cash flow hedges		2.1		(3.0)		—
Cumulative translation adjustments		69.4		(29.3)		(71.4)
Minimum pension liability adjustment		(491.3)		(.4)		(3.4)

Total Other Comprehensive Loss, net of tax		(427.8)		(.2)		(122.3)

Total Comprehensive Income (Loss)		$297.9		$(223.7)		$(938.4)

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions, except per share amounts)

1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The consolidated financial statements include the accounts of Viacom Inc. ("Viacom" or the "Company") and investments of more than 50% in subsidiaries and other entities. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for under the equity method. Investments of 20% or less are accounted for under the cost method. All significant intercompany transactions have been eliminated.

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

        Inventories—Inventories related to theatrical and television product (which includes direct production costs, production overhead and acquisition costs) are stated at the lower of amortized cost or net realizable value. Inventories are amortized, and estimated liabilities for residuals and participations are accrued, for an individual product based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues. Estimates for initial domestic syndication and basic cable revenues are not included in the estimated lifetime revenues of network series until such sales are probable. These estimates are periodically reviewed and adjustments if any, will result in changes to inventory amortization rates and estimated accruals for residuals and participations. As a result of the adoption of Statement of Position 00-2, "Accounting by Producers or Distributors of Films," the costs of feature and television films are classified as non-current assets.

        The Company estimates that approximately 95% of unamortized costs of completed and released films (excluding amounts allocated under purchase accounting) at December 31, 2002 will be amortized within the next three years. Approximately $731.0 million of released, and completed but not released film costs are expected to be amortized during the next twelve months. As of December 31, 2002, unamortized acquired film libraries of approximately $463.6 million remain to be amortized on a straight-line basis over an average remaining life of eleven years.

        The cost of non-base stock rental videocassettes is amortized on an accelerated basis over three months to an estimated $2 salvage value. The cost of base stock videocassettes is amortized on an accelerated basis over three months and then on a straight-line basis over six months to an estimated $2 residual value. The cost of non-base stock DVDs is amortized on an accelerated basis over six months to an estimated $4 residual value. Video games and base-stock DVDs are amortized on an accelerated basis over a twelve month period to an estimated $5 and $4 salvage value, respectively.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Tabular dollars in millions, except per share amounts)

        Merchandise inventory consists primarily of pre-recorded videocassette retail inventory, DVDs, video games, licensed merchandise, DVD and game hardware, and confectionery items and is stated at the lower of cost or market. An allocation of costs incurred in Blockbuster's distribution center to prepare products for its stores is included in the cost of its merchandise inventory. Merchandise inventory costs are determined using the weighted average method, the use of which approximates the first-in, first-out basis. Accruals for shrinkage are based on the actual historical shrinkage results of Blockbuster's most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared with actual results as physical inventory counts are taken and reconciled to the general ledger.

        Program Rights—The Company acquires rights to programming and produces programming to exhibit on its broadcast and cable networks, and broadcast television and radio stations. The costs incurred in acquiring and producing programs are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable, and the program is accepted and available for airing.

        Property and Equipment—Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives as follows:

Buildings (including capital leases)	20 to 40 years
Leasehold improvements	4 to 15 years
Advertising structures	5 to 20 years
Equipment and other (including capital leases)	3 to 20 years

        Depreciation expense, including capitalized lease amortization, was $843.9 million (2002), $872.8 million (2001) and $799.7 million (2000). Amortization expense related to capital leases was $81.5 million (2002), $81.0 million (2001) and $77.8 million (2000). Accumulated amortization of capital leases was $354.7 million at December 31, 2002 and $294.6 million at December 31, 2001.

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

        Investments in affiliated companies are tested for impairment on a quarterly basis by comparing their fair value to the respective carrying amounts each quarter. The Company determines the fair value of its public company investments by reference to their publicly traded stock price. With respect to private company investments, the Company makes its estimate of fair value by considering recent investee equity transactions, discounted cash flow analyses, estimates based on comparable public company operating multiples and in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred including the length of the time and the extent to which the market value has been below cost, the financial condition and near-term prospects of the issuer, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, and other factors influencing the fair market value, such as general market conditions.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

        Intangible Assets—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and other Intangible Assets" ("SFAS No. 142"). Accordingly, the Company's intangible assets considered to have finite or indefinite lives are allocated to various reporting units, which are generally consistent with or one level below the Company's reportable segments. Intangible assets with finite lives, which primarily consist of franchise and subscriber agreements, are generally amortized by the straight-line method over their estimated useful lives, which range from 5 to 40 years and are periodically reviewed for impairment. Intangible assets with indefinite lives, which consist primarily of FCC licenses, and goodwill, which reflects the cost of acquired businesses in excess of the fair value of tangible and intangible assets and liabilities acquired, are no longer amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. If the carrying amount of goodwill or the intangible asset exceeds its fair value, an impairment loss is recognized. At December 31, 2002 and December 31, 2001, the Company had approximately $12.5 billion and $11.9 billion of intangible assets, respectively. Accumulated amortization of intangible assets with finite lives was $281.5 million at December 31, 2002 and $184.6 million at December 31, 2001.

        Discontinued Operations—Businesses that have been previously disposed of by the Company are accounted for as discontinued operations in accordance with Accounting Principles Board ("APB") Opinion No. 30. Assets related to discontinued operations primarily include aircraft direct financing and leveraged leases that are generally expected to liquidate in accordance with contractual terms. Liabilities related to various disposed businesses include environmental, asbestos, litigation and product liability. The assets and liabilities of discontinued operations are presented net in "Other liabilities" on the consolidated balance sheets.

        Revenue Recognition—Advertising revenues are recognized in the period during which advertising spots are aired. Subscriber fees for Cable Networks are recognized in the period the service is provided. Video segment revenues are recognized at the time of rental or sale. Publishing revenues are recognized when merchandise is shipped. Revenues from the sale of outdoor advertising space are recognized ratably over the contract terms.

        Entertainment revenues from films in the domestic and foreign theatrical markets are recognized as films are exhibited; revenues from the sale of videocassettes, discs and DVDs are recognized upon availability for sale to the public. Revenues from video revenue sharing agreements are recognized as earned. Revenues from all television sources are recognized upon availability of the film for telecast except for pay-per-view which is recognized upon purchase by the consumer. Television sources from which the revenues are recognized upon availability of the film for telecast include domestic and foreign premium subscription program services, basic cable networks, broadcast networks and individual television stations. On average, the length of the initial revenue cycle for feature films approximates four to seven years.

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

        Advertising—The Company incurred advertising expenses of $1.38 billion (2002), $1.46 billion (2001) and $1.41 billion (2000).

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

        Sales Returns and Allowances—The Company records a provision for sales returns and allowances at the time of sale based upon historical trends which allow for a percentage of revenue recognized.

        Interest—Costs associated with the refinancing or issuance of debt, as well as with debt discount, are expensed as interest over the term of this related debt. The Company may enter into interest rate exchange agreements; the amount to be paid or received under such agreements would be accrued as interest rates change and recognized over the life of the agreements as an adjustment to interest expense.

        Foreign Currency Translation and Transactions—The Company's foreign subsidiaries' assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The resulting translation gains or losses, net of tax are included as a separate component of stockholders' equity in accumulated other comprehensive income. Foreign currency transaction gains and losses have been included in "Other items, net" in the consolidated statements of operations.

        Subsidiary Stock Transactions—Gains or losses arising from issuances by a subsidiary of its own stock are recorded within stockholders' equity.

        Provision for Doubtful Accounts—The provision for doubtful accounts charged to expense was $203.2 million (2002), $112.3 million (2001) and $124.1 million (2000).

        Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed conversions of convertible securities and the exercise of stock options only in the periods in which such effect would have been dilutive. For the years ended December 31, 2001 and December 31, 2000, incremental shares of 27.9 million and 30.1 million, respectively, for the assumed exercise of stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

        The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	2002	2001	2000

Weighted average shares for basic EPS	1,752.8	1,731.6	1,225.3
Incremental shares for stock options	22.0	—	—

Weighted average shares for diluted EPS	1,774.8	1,731.6	1,225.3

        Comprehensive Income (Loss)—As of December 31, 2002, the components of accumulated other comprehensive loss, are net of the following tax benefits: $5.7 million for unrealized loss on securities,

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

$.6 million for change in fair value of cash flow hedges, $46.5 million for cumulative translation adjustments and $342.4 million for minimum pension liability adjustment.

	Unrealized Gain/(Loss) on Securities	Change in Fair Value of Cash Flow Hedges	Cumulative Translation Adjustments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss

At December 31, 1999	$14.7	$—	$(36.9)	$(8.0)	$(30.2)
2000 Activity	(47.5)	—	(71.4)	(3.4)	(122.3)

At December 31, 2000	(32.8)	—	(108.3)	(11.4)	(152.5)
2001 Activity	32.5	(3.0)	(29.3)	(.4)	(.2)

At December 31, 2001	(.3)	(3.0)	(137.6)	(11.8)	(152.7)
2002 Activity	(8.0)	2.1	69.4	(491.3)	(427.8)

At December 31, 2002	$(8.3)	$(.9)	$(68.2)	$(503.1)	$(580.5)

        Change in Accounting—The Company adopted Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2") in June 2000. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Under the new accounting standard, all exploitation costs such as advertising expenses, marketing costs and video duplication costs for theatrical and television product will be expensed as incurred, whereas under the old accounting standards, these costs were capitalized and amortized over the products' lifetime. As a result of this early adoption in the second quarter of 2000, the Company recorded a pre-tax non-cash charge of $753.9 million ($452.3 million after-tax or $.37 per basic and diluted share). This charge was reflected as a cumulative effect of a change in accounting principle, effective January 1, 2000, in the consolidated statement of operations for the year ended December 31, 2000.

        In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 139 "Rescission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89, and 121" ("SFAS 139") requiring that certain internally developed programming assets and programming purchased from related parties be classified as long-term in accordance with the provisions of SOP 00-2 as opposed to the previous practice of allocating these programming assets between current and long-term according to the expected amortization period.

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

        Stock-based Compensation—The Company follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and, accordingly, does not recognize compensation expense for the stock option grants because the Company typically does not issue options at exercise prices below market value at date of grant.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

        The following table reflects the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted in future years. See Note 10 for detailed assumptions.

	Year Ended December 31,
	2002	2001	2000

Net earnings (loss)	$725.7	$(223.5)	$(816.1)
Option expense, net of tax	(200.3)	(135.6)	(105.9)

Net earnings (loss) after option expense	$525.4	$(359.1)	$(922.0)

Basic and Diluted earnings (loss) per share:
Net earnings (loss) as reported	$.41	$(.13)	$(.67)
Net earnings (loss) after option expense	$.30	$(.21)	$(.75)

        Recent Pronouncements—Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"), effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the total expense to future periods using a systematic and rational method. In accordance with its provisions, the Company will record a cumulative effect of change in accounting principle during the first quarter of 2003 in connection with the implementation of this standard. The adoption of this standard will not have a material effect on the Company's statements of operations, financial position or cash flows.

        Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), effective for fiscal years beginning after December 15, 2001. SFAS 144 establishes an accounting model for long-lived assets to be disposed of by sale, including discontinued operations. The adoption of SFAS 144 did not have a material effect on the Company's financial statements.

        Effective December 31, 2002, the Company adopted SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). SFAS 145 no longer requires gains and losses from the extinguishments of debt to be classified as an extraordinary item. Adoption of SFAS 145 resulted in the reclassification of $3.9 million of extraordinary loss net of tax, recorded for the year ended December 31, 2001 to interest expense.

        In June of 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of SFAS 146 will not have a material effect on the Company's financial statements.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

        Effective December 31, 2002, the Company adopted SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), an amendment of SFAS 123. SFAS 148 provides alternative methods of transition to a voluntary adoption of the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

        In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

2)    GOODWILL AND OTHER INTANGIBLE ASSETS

        The initial adoption of SFAS 142, effective January 1, 2002, required the Company to perform a two-step fair value based impairment test of goodwill and intangible assets with indefinite lives. The first step of the test examines whether or not the book values of the Company's reporting units exceed their fair values. In the second step, the implied fair value of goodwill in accordance with the methodology prescribed by SFAS 142, is compared to its book value. The Company's reporting units are generally consistent with or one level below the operating segments underlying the segments. As a result of such impairment tests completed in the first quarter of 2002, the Company determined that goodwill related to Blockbuster was impaired.

        The estimated fair values of Blockbuster reporting units were computed principally based upon the present value of future cash flows as of the date of adoption. The implied fair value of Blockbuster's goodwill was then compared to its book value resulting in an impairment charge of $1.8 billion in total or $1.5 billion, net of minority interest and tax. This methodology differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using Blockbuster's undiscounted cash flows to determine if goodwill was recoverable. In accordance with the transitional guidance provided by SFAS 142, as the impairment charge was related to the implementation of SFAS 142, the charge of $1.5 billion has been recorded as a cumulative effect of a change in accounting principle, net of minority interest and tax, in the Company's consolidated statement of operations for the year ended December 31, 2002.

        SFAS 142 requires the Company to test for goodwill impairment annually and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below the unit's carrying amount. During December 2002, due to a decline in its stock price, Blockbuster performed an interim impairment test on its existing goodwill balance. This test resulted in an estimated fair value, under SFAS 142, in excess of book value. As a result, there was no additional impairment.

        Intangible assets subject to amortization at December 31, 2002 primarily consist of franchise and subscriber agreements that are being amortized over 5 to 40 years. Amortization expense for the year ended December 31, 2002 was $101.7 million. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization to be approximately $100 million for each of

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

the next five succeeding years. Amortization expense may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized.

        The Company's intangible assets subject to amortization and the related accumulated amortization were as follows:

	At December 31, 2002
	Gross	Accumulated Amortization	Net

Franchise agreements	$452.3	$(64.8)	$387.5
Subscriber agreements	372.5	(133.2)	239.3
Other intangible assets	243.6	(83.5)	160.1

Total	$1,068.4	$(281.5)	$786.9

	At December 31, 2001
	Gross	Accumulated Amortization	Net

Franchise agreements	$445.0	$(39.2)	$405.8
Subscriber agreements	372.5	(82.8)	289.7
Other intangible assets	235.2	(62.6)	172.6

Total	$1,052.7	$(184.6)	$868.1

        FCC licenses, valued at approximately $11.7 billion and $11.0 billion at December 31, 2002 and December 31, 2001, respectively, were recorded as intangible assets with indefinite lives and were not subject to amortization. The increase in FCC licenses from December 31, 2001 to December 31, 2002 resulted primarily from the KCAL-TV acquisition in May 2002.

        The changes in the book value of goodwill, by segment, for the year ended December 31, 2002 are as follows:

	Cable Networks	Television	Infinity	Entertainment	Video	Total

Balance at January 1, 2002	$7,239.6	$13,371.0	$30,869.0	$2,020.8	$5,608.6	$59,109.0
Impairment charge	—	—	—	—	(1,817.0)	(1,817.0)
Acquisitions	168.6	34.4	0.2	1.9	93.4	298.5
Adjustments (a)	(78.1)	(223.3)	(131.4)	(50.4)	9.0	(474.2)

Balance at December 31, 2002	$7,330.1	$13,182.1	$30,737.8	$1,972.3	$3,894.0	$57,116.3

(a)
Adjustments primarily relate to the Company's purchase price allocation for the acquisition of BET, foreign currency translation adjustments and the reversal of tax liabilities established in purchase accounting that will no longer be realized.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

        The following table provides a reconciliation of the reported net loss and loss per share amounts for the years ended December 31, 2001 and 2000, respectively, to adjusted net earnings and per share amounts that would have been reported had SFAS 142 been adopted on January 1, 2000.

	Year Ended December 31, 2001	Earnings Per Share
		Basic	Diluted

Reported net loss	$(223.5)	$(.13)	$(.13)
Dilutive impact on reported net loss	—	—	—
Goodwill and intangible amortization, net of tax	1,972.5	1.14	1.12
Goodwill and intangible amortization included in loss of affiliated companies, net of tax	67.0	.04	.04
Minority interest portion of intangible amortization, net of tax	(30.9)	(.02)	(.02)

Adjusted net earnings	$1,785.1	$1.03	$1.01

	Year Ended December 31, 2000	Earnings Per Share
		Basic	Diluted

Reported net loss	$(816.1)	$(.67)	$(.67)
Dilutive impact on reported net loss	—	—	.02
Goodwill and intangible amortization, net of tax	1,263.1	1.03	1.00
Goodwill and intangible amortization included in loss of affiliated companies, net of tax	62.2	.05	.05
Minority interest portion of intangible amortization, net of tax	(31.6)	(.02)	(.02)

Adjusted net earnings	$477.6	$.39	$.38

3)    ACQUISITIONS

        On May 15, 2002, the Company acquired the assets of KCAL-TV Los Angeles for approximately $650 million. During 2002, the Company also acquired the remaining 50% interest in Noggin, the 24-hour digital network for kids that it did not already own for approximately $100 million. Blockbuster acquired the 51% interest that it did not already own in a joint venture in Italy and also acquired a games retailer in the United Kingdom for approximately $82.4 million in the aggregate in 2002.

        In November 2001, the Company completed the television station swaps of WDCA-TV Washington D.C. and KTXH-TV Houston in exchange for KBHK-TV San Francisco. As a result of the swaps, the Company recognized a gain of approximately $210.1 million in "Other items, net".

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

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

4)    RESTRUCTURING, MERGER-RELATED AND BLOCKBUSTER CHARGES

        In the fourth quarter of 2001, MTV Networks announced a restructuring plan to reduce headcount in its domestic and foreign offices and close certain offices in Latin America, Europe and Asia. Having met the conditions required by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" ("EITF 94-3"), the Company recorded a restructuring charge of $66.6 million in selling, general and administrative expenses and $8.8 million in depreciation and amortization in the fourth quarter of 2001. Included in the restructuring charge was severance of $58.3 million for the termination of 449 domestic staff employees, 26 information systems employees and 151 employees in Latin America, Europe and Asia across various levels and departments including sales and marketing, production, development, finance, online and creative services. The reserve also included lease termination and other occupancy costs of $8.3 million for vacated office space in New York. During 2002, an incremental $8.3 million was accrued as additional lease termination costs based on a revision to the initial estimate. As of December 31, 2002, all employees under the plan were terminated and the Company had paid and charged $47.1 million against the severance liability of which $11.4 million was paid and charged during 2001. As of December 31, 2002, $9.5 million was paid and charged against the lease termination liability; no payments were made against this liability in 2001. Severance and lease payments will continue into 2003 since certain employees will be paid out over the terms of their employment contracts and lease payments will continue to be paid in accordance with the terms of the lease.

        In the fourth quarter of 2001, in connection with the Company's plan to integrate UPN with CBS Network operations and, having met the conditions required by EITF 94-3, the Company recorded a restructuring charge of $52.8 million in selling, general and administrative expenses and $.6 million in depreciation and amortization. The restructuring charge included programming write-offs of $29.6 million and approximately $15.0 million of employee-related costs, including severance, for the termination of 38 employees across various levels and departments including corporate, finance and administration, sales and marketing and affiliate relations. The reserve also included lease termination and other costs of $8.2 million for vacated space at three of UPN's offices. The integration of UPN with CBS Network operations began in January 2002 and was completed by the end of the year. During 2002, a $5.4 million revision to initial estimates resulted in a reduction in lease termination and other costs and an increase in programming write-offs. Additionally, as of December 31, 2002, $3.0 million of severance liabilities was reversed due to a change in estimate. As of December 31, 2002, the Company had paid and charged

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Tabular dollars in millions, except per share amounts)

approximately $11.3 million against the severance liability associated with the termination of the employees and $1.2 million against the lease termination and other costs. There were no payments charged against the reserve in 2001. Severance payments will continue into 2003 since certain employees will be paid out over the terms of their employment contracts.

        In the second quarter of 2000, the Company recorded a non-recurring merger-related charge of $698.5 million ($504.5 million after-tax or $.41 per share), associated with the integration of Viacom and CBS and the acquisition of UPN. This amount included a non-cash charge of $415.5 million principally attributable to compensation for stock options and $283.0 million of cash payments and accrued liabilities for severance, transaction fees and integration costs. During 2002, a $9.0 million revision to initial estimates resulted in a reduction of liabilities for transaction fees and an increase to severance and integration liabilities. For the year ended December 31, 2002, the Company paid and charged approximately $14.7 million for severance liabilities, $15.6 million for integration costs and the remaining liabilities for transaction fees of $14.1 million were released. For the year ended December 31, 2001, the Company paid and charged $17.0 million for severance liabilities, $0.4 million for transaction fees and $63.0 million for integration costs. For the year ended December 31, 2000, the Company paid and charged $92.1 million for severance liabilities, $26.5 million for transaction fees and $6.0 million for integration costs. As of December 31, 2002, the Company had approximately $33.6 million remaining for severance and integration costs and the Company expects to substantially use these reserves by the end of 2003.

	Viacom/CBS Merger Related Charge	MTVN Restructuring Charge	UPN Restructuring Charge	Total

Initial charge	$698.5	$66.6	$52.8	$817.9
Cash payments	(235.3)	(56.6)	(12.5)	(304.4)
Non-cash charges	(415.5)	—	(35.0)	(450.5)
Revision to initial estimate	(14.1)	8.3	(3.0)	(8.8)

Balance at December 31, 2002	$33.6	$18.3	$2.3	$54.2

Blockbuster Charge

        During the third quarter of 2001, Blockbuster began implementation of a strategic re-merchandising plan to allow for an expansion of store space for DVD and other strategic product offerings, which it completed by December 31, 2001. In connection with its plan, Blockbuster disposed of approximately 30% of its rental VHS library in its stores, certain VHS merchandise inventory primarily located in its distribution center and certain games from its rental library in its stores. The net book value of the eliminated inventory, net of proceeds, resulted in a primarily non-cash charge of approximately $195.9 million to operating expenses in the Company's consolidated statement of operations. Blockbuster also recorded a charge of approximately $26.9 million in selling, general and administrative expenses, primarily related to employee, labor and supply and disposal costs to execute the plan. Additionally, $2.6 million was charged to depreciation expense for the write-off of fixed assets and $1.9 million was charged below operating income to equity in loss of affiliated companies for the adoption of a similar re-merchandising plan at one of Blockbuster's joint venture operations. The plan was completed by the end of 2001 through the destruction or sale of the identified items.

        Also, during the third quarter of 2001, Blockbuster recorded approximately $27.6 million in selling, general and administrative expenses related to two lawsuits.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

        The amounts described above, and including the $141.7 million recorded as the change in accounting estimates for rental inventory, represented the 2001 pre-tax charge of approximately $396.6 million.

5)    CHANGE IN ACCOUNTING ESTIMATES FOR RENTAL INVENTORY

        Effective July 1, 2001, Blockbuster changed its accounting estimates related to rental inventory, including residual values and useful lives. The residual value of VHS rental inventories was reduced from $4 per unit to $2 per unit and the residual value of game rental inventories was reduced from $10 per unit to $5 per unit. In addition, Blockbuster reduced its estimate of the useful life of its base stock VHS rental inventories from 36 months to 9 months. These changes in estimate reflected the impact of changes in the rental business, such as an increase in DVD rental revenues, a decrease in VHS rental revenues and trends affecting games, which led to a reduction in the average selling value of Blockbuster's previously rented VHS and game products and a reduction in the average life of VHS rental products. As a result of these changes in estimate, the Company's operating expenses were $141.7 million higher and net loss was higher by $73.9 million, or an increase in loss per share of $.04, than it would have been under the previous method for the year ended December 31, 2001.

6)    INVENTORY

At December 31,	2002	2001

Theatrical and television inventory:
Theatrical:
Released (including acquired film libraries)	$517.2	$510.3
Completed, not released	98.7	.9
In process and other	509.8	398.7
Television:
Released (including acquired film libraries)	883.1	998.3
In process and other	90.2	158.4
Program rights	2,658.2	2,416.4

	4,757.2	4,483.0
Less current portion	718.8	552.5

	4,038.4	3,930.5

Merchandise inventory	505.7	261.4
Rental inventory	430.6	331.3
Publishing, primarily finished goods	71.9	71.2
Other	94.3	107.4

	1,102.5	771.3
Less current portion	613.9	366.2

	488.6	405.1

Total Current Inventory	$1,332.7	$918.7

Total Non-Current Inventory	$4,527.0	$4,335.6

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Tabular dollars in millions, except per share amounts)

        At December 31, 2002, theatrical inventory completed, but not released increased by $97.8 million from the prior year principally due to the scheduled timing of the release of completed feature films. Merchandise inventory increased $244.3 million to $505.7 million at December 31, 2002 in order to support Blockbuster's initiatives to focus on the retail movie and game business.

7)    INVESTMENTS IN AFFILIATED COMPANIES

        The Company accounts for its investments in affiliated companies over which the Company has significant influence or ownership of more than 20% but less than or equal to 50%, under the equity method. Such investments principally include but are not limited to the Company's interest in Comedy Central (50% owned), United Cinemas International (50% owned), Nickelodeon U.K. (50% owned), WF Cinema Holding L.P. (50% owned), Grauman's Theatres LLC (50% owned), Quetzal (34% owned), MarketWatch.com, Inc. (33% owned) and Sportsline.com, Inc. (30% owned). Additionally, the Company owns a 15% interest in Westwood One, Inc. ("Westwood One"), which is treated as an equity investment. Certain employees of Infinity serve as officers of Westwood One resulting in significant influence over its operations.

        For equity investments, a difference typically exists between the initial investment and the proportionate share in the underlying net assets of the investee. The unamortized difference was $43.9 million and $74.9 million at December 31, 2002 and 2001, respectively. Prior to 2002, the amortization expense was reflected in "Equity in loss of affiliated companies, net of tax." Effective January 1, 2002, the Company adopted SFAS 142 and as a result, goodwill and intangible assets with indefinite lives are no longer amortized to earnings but are instead tested for impairment at least on an annual basis.

        At December 31, 2002, the Company's equity investments included three publicly traded companies: MarketWatch.com, Inc., Sportsline.com, Inc. and Westwood One. Based upon quoted market prices at December 31, 2002, the aggregate market value of these investments was approximately $636.7 million which exceeded the total carrying value on the consolidated balance sheet.

        At the date of acquisition, for cost and equity investments in Internet-based companies, the Company typically records the investment at an amount equal to the cash consideration paid plus the fair value of the advertising and promotion time to be provided. The associated obligation to provide future advertising and promotion time is non-cash and is recorded as deferred revenue at an amount equal to the fair value of the advertising and promotion time to be provided. The related 2002 and 2001 deferred revenue balance of $26.8 million and $152.1 million, respectively is presented as "Deferred income" and "Other liabilities" in the consolidated balance sheets. Deferred revenue is relieved and barter revenue is recognized as the related advertising and promotion time is delivered. Barter revenue of $54.6 million and $87.2 million has been recognized for 2002 and 2001, respectively. During 2002 and 2001, several Internet companies completed Chapter 11 bankruptcy proceedings or signed restructuring agreements and, as a result, the Company was released from its advertising commitments, and the related deferred revenue was reversed against the investment account, with the excess of $29.8 million and $250.0 million recorded in "Other items, net" for the years ended December 31, 2002 and 2001, respectively, in the consolidated statements of operations.

        At December 31, 2002 and 2001, respectively, the Company had $43.5 million and $65.6 million of cost investments that are included as a component of "Other assets". The 2002 mark-to-market adjustments in fair value for the publicly traded cost investments were ($8.0) million, net of tax and were

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Tabular dollars in millions, except per share amounts)

recorded as a decrease to other comprehensive income. The Company determined that some of its cost investments experienced other than temporary declines in market value as of December 31, 2002 and 2001. Accordingly, the Company recorded a non-cash impairment loss on these investments for approximately $4.5 million in 2002 and $125.0 million in 2001, in "Other items, net."

Related Parties

        National Amusements, Inc. ("NAI") is a closely held corporation that beneficially owns the Company's Class A Common Stock, representing approximately 69% of the voting power of all classes of the Company's Common Stock, and approximately 11% of the Company's Class A Common Stock and Class B Common Stock on a combined basis at December 31, 2002. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board of Directors and Chief Executive Officer of the Company.

        NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount Pictures, a division of the Company. During the years ended December 31, 2002 and 2001, NAI made payments to Paramount Pictures in the aggregate amounts of approximately $12.3 million and $18.2 million, respectively.

        The Company owns a minority equity interest in Westwood One. Most of Infinity's radio stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's radio programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and in certain instances, shares in revenue from the sale by Westwood One of Infinity's programming. In addition, certain employees of Infinity serve as officers of Westwood One for which the Company receives a management fee. Revenues from these arrangements were approximately $110.4 million, $94.8 million and $77.6 million in 2002, 2001 and 2000, respectively.

        The Company, through the normal course of business, is involved in transactions with affiliated companies that have not been material in any of the periods presented.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Tabular dollars in millions, except per share amounts)

8)    BANK FINANCING AND DEBT

        Long-term debt consists of the following (a):

At December 31,	2002	2001

Notes payable to banks	$423.7	$645.0
Commercial paper	174.6	1,104.3
7.50% Senior Notes due 2002 (b)	—	250.0
7.625% Senior Notes due 2002	—	143.0
8.375% Notes due 2002	—	321.8
6.75% Senior Notes due 2003	334.7	350.0
6.875% Notes due 2003	279.7	274.9
7.15% Senior Notes due 2005	499.4	499.2
7.75% Senior Notes due 2005	983.8	967.8
6.40% Senior Notes due 2006	803.3	804.3
5.625% Senior Notes due 2007	764.6	—
7.70% Senior Notes due 2010	1,672.9	1,675.9
6.625% Senior Notes due 2011	994.0	993.3
8.625% Debentures due 2012	248.5	266.3
5.625% Senior Notes due 2012	599.1	—
8.875% Notes due 2014	101.9	101.9
7.625% Senior Debentures due 2016	199.1	199.0
8.25% Senior Debentures due 2022 (b)	—	237.3
8.875% Senior Debentures due 2022	—	31.1
7.50% Senior Debentures due 2023 (b)	149.6	149.6
7.875% Debentures due 2023	230.0	250.7
7.125% Senior Notes due 2023 (c)	52.2	52.2
7.875% Senior Debentures due 2030	1,282.9	1,284.2
7.25% Senior Notes due 2051	335.0	335.0
8.875% Senior Subordinated Notes due 2007	—	2.7
10.50% Senior Subordinated Notes due 2009 (d)	56.1	48.1
11.375% Subordinated Exchange Debentures due 2009	—	19.8
Other notes	28.6	16.2
Obligations under capital leases	392.2	452.0

Total Debt	10,605.9	11,475.6
Less current portion	199.0	299.0
Less discontinued operations debt (e)	201.7	352.9

Total Long-Term Debt	$10,205.2	$10,823.7

(a)
Unless otherwise noted, the senior and senior subordinated issuances are issuances of Viacom Inc. and are guaranteed by Viacom International Inc. ("Viacom International").
(b)
Issues of Viacom International guaranteed by Viacom Inc.
(c)
Issue of CBS Broadcasting Inc., a wholly owned subsidiary of Viacom Inc., which is not guaranteed.
(d)
Issue of Go Outdoor Systems Holdings S.A, a wholly owned subsidiary of Viacom Inc., which is not guaranteed.
(e)
Included in "Other Liabilities" on the consolidated balance sheets.

        The Company's total debt presented above includes, for the period ending December 31, 2002 and December 31, 2001, respectively, (i) an aggregate unamortized premium of $49.5 million and $49.4 million and (ii) the change in the carrying value of the debt relating to fair value swaps of $86.2 million and $2.8 million.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Tabular dollars in millions, except per share amounts)

        For the years ended December 31, 2002 and 2001, the following debt issuances, maturities and redemptions occurred:

Debt Issuances

        August 28, 2002, $600.0 million 5.625% senior notes due 2012
        April 25, 2002, $700.0 million 5.625% senior notes due 2007
        June 29, 2001, $335.0 million 7.25% senior notes due 2051
        May 17, 2001, $400.0 million 6.40% senior notes due 2006
        May 17, 2001, $1.0 billion 6.625% senior notes due 2011
        January 17, 2001, $400.0 million 6.40% senior notes due 2006
        January 17, 2001, $500.0 million 7.70% senior notes due 2010
        January 17, 2001, $750.0 million 7.875% senior debentures due 2030

        Interest on all of the above notes is paid semi-annually except for the 7.25% senior notes which is paid quarterly.

Debt Maturities

        June 15, 2002, 8.375% notes, $321.8 million
        January 15, 2002, 7.50% senior notes, $250.0 million
        January 1, 2002, 7.625% senior notes, $143.0 million
        September 15, 2001, 10.25% senior subordinated notes, $35.3 million
        June 1, 2001, 8.875% notes, $230.0 million

Debt Redemptions

        August 1, 2002, $239.5 million 8.25% senior debentures due 2022 at 103.5% of principal
        June 15, 2002, $2.6 million 8.875% senior subordinated notes due 2007 at 104.4% of principal
        June 1, 2002, $31.1 million 8.875% senior debentures due 2022 at 104.1% of principal
        January 15, 2002, $18.7 million 11.375% subordinated exchange debentures due 2009 at 105.7%
            of principal
        February 1, 2001, $60.3 million 9.00% senior subordinated notes due 2006 at 104.5% of principal
        October 15, 2001, $151.5 million 9.375% senior subordinated notes due 2006 at 104.7%
            of principal

        For the years ended December 31, 2002 and 2001, the Company repurchased approximately $55.0 million and $427.7 million of its debt, respectively.

        The Company's scheduled maturities of long-term debt at face value, excluding commercial paper and capital leases, outstanding at December 31, 2002 are as follows:

	Year of Maturity
	2003	2004	2005	2006	2007	2008 & thereafter

Long-term debt	$874.8	$176.6	$1,473.2	$801.4	$700.1	$5,874.3

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

    Viacom Credit Agreement

        At December 31, 2002, the Company's credit facilities, excluding Blockbuster's credit facility, totaled $4.75 billion comprised of $1.45 billion and $1.5 billion 5-year revolving credit facilities and a $1.8 billion 364-day revolving credit facility. The $1.45 billion and $1.5 billion facilities are scheduled to expire in 2005 and 2006, respectively. On February 28, 2003, the Company entered into a $1.7 billion 364-day credit facility to replace the $1.8 billion facility which was to expire in March 2003. The terms and conditions of the $1.7 billion facility are substantially similar to the $1.8 billion facility. As of February 28, 2003, the Company's credit facilities total $4.65 billion. The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the $1.5 billion facility. Borrowing rates under the facilities are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments. As of December 31, 2002, the Company had unused revolving credit facilities, excluding Blockbuster's credit facility, of $4.51 billion in the aggregate.

        The facilities contain certain covenants, which, among other things, require that the Company maintain a minimum interest coverage ratio. At December 31, 2002, the Company was in compliance with the financial covenants.

        The primary purpose of the credit facilities is to support commercial paper borrowings. At December 31, 2002, the Company had commercial paper borrowings of $174.6 million under its $4.75 billion commercial paper program. The Company's credit facilities supporting the commercial paper borrowings totaled $4.65 billion at February 28, 2003. Borrowings under the program have maturities of less than a year.

        At December 31, 2002, the Company had classified approximately $1.05 billion of commercial paper and other debt scheduled to mature within the next twelve months as long-term debt, reflecting its intent and ability, through the existence of unused revolving credit facilities, to refinance this debt on a long-term basis.

    Blockbuster Credit Agreement

        As of December 31, 2002, Blockbuster's credit agreement (the "Blockbuster Credit Agreement") was comprised of a $600.0 million long-term revolver due July 1, 2004 and a $410.0 million term loan due in quarterly installments ending July 1, 2004. Blockbuster had $600.0 million of available borrowing capacity under the long-term revolver at December 31, 2002. Blockbuster has the ability with this available borrowing capacity to extend the maturities of the current portion of the term loan. Interest rates under the Blockbuster Credit Agreement are based on the prime rate in the United States or LIBOR (plus a margin, or "LIBOR spread," based on leverage ratios, which is currently 1.25%) at Blockbuster's option at the time of borrowing. The weighted-average interest rate at December 31, 2002 for borrowings under the Blockbuster Credit Agreement was 3.1%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at December 31, 2002).

        The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, purchase of Blockbuster's common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At December 31, 2002, Blockbuster was in compliance with all covenants under the Blockbuster Credit Agreement.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

Accounts Receivable Securitization Programs

        As of December 31, 2002, and December 31, 2001, the Company had an aggregate of $981.9 million and $950.0 million, respectively, outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable and debt on the Company's consolidated balance sheets. The Company enters into these arrangements because they provide a cost-efficient form of financing and an additional source of liquidity. Proceeds from the programs were used to reduce outstanding borrowings. The Company is required to maintain certain ratios in connection with the programs. As of December 31, 2002, the Company was in compliance with the required ratios under the receivable securitization programs.

9)    FINANCIAL INSTRUMENTS

        The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures and certain differences related to other financial instruments that are not significant. At December 31, 2002, the carrying value of the senior debt and senior subordinated debt was $9.6 billion and the fair value, which is estimated based on quoted market prices, was $11.1 billion.

        The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign exchange rates and interest rates. The Company does not hold or enter into financial instruments for speculative trading purposes. The foreign exchange hedging instruments used are spot, forward and option contracts. The foreign exchange contracts have principally been used to hedge the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, the Singapore Dollar and the Euro. The Company designates forward contracts used to hedge future production costs as cash flow hedges. Additionally, the Company enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. The changes in fair value of the non-designated contracts are included in current period earnings as part of "Other items, net."

        The Company's interest expense is exposed to movements in short-term rates. Swap agreements are used to modify this exposure. This includes both fixed to variable rate swaps, which are designated as fair value hedges and variable to fixed rate swaps, which are designated as cash flow hedges. As of December 31, 2002, if both parties were to agree, the swaps could have been terminated by a net payment from the counterparties of approximately $75.1 million.

        On January 23, 2001, the Company, in connection with the acquisition of BET, assumed $425 million of cash flow swap agreements which effectively convert variable rate debt to a fixed rate. As of December 31, 2002, the notional amount outstanding was approximately $175 million. The notional amount of swaps amortizes by approximately $156 million in September of 2003 and matures in September 2004. Interest is received based upon three-month LIBOR and is paid at approximately 5.07%. The amount of the ineffectiveness of these cash flow hedges, that was reflected in earnings, was immaterial.

        The effective portion of the change in value of cash flow hedges are reported in other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. The ineffective portion included in earnings was not material. The change in value of the fair value hedges and the hedged instruments is reported in earnings for the periods presented.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

        During December 2001, the Company entered into $750 million notional amount swap agreements, which converted fixed rate debt obligations into variable rate debt obligations. Of the $750 million notional amount, $225 million matures on January 15, 2003, $275 million matures on September 1, 2003 and $250 million matures on June 1, 2005, and the Company receives interest at approximately 3.2%, 3.8% and 4.5%, respectively, and pays three-month LIBOR. These fair value hedges were fully effective. During November 2002, the 3.2% and 3.8% swap agreements entered in December 2001 were terminated by the Company resulting in the Company receiving approximately $8.7 million in cash which is being amortized into earnings over the remaining life of the respective debt.

        On April 24, 2002 the Company entered into additional $700 million notional swap agreements, which converted fixed rate debt obligations into variable rate debt obligations. The swaps mature on May 1, 2007, and the Company receives interest at approximately 5.11% on $400 million and 5.35% on $300 million, while paying three-month LIBOR.

        At December 31, 2002, the notional amount of the foreign exchange derivative contracts was $266.0 million. Of this balance, $48.5 million represents cash flow hedges used to reduce foreign exchange exposure for future production costs. The remaining $217.5 million represents hedges of underlying foreign currency balances, expected foreign currency net cash flows and investment hedges.

        The Company continually monitors its positions with, and credit quality of, the financial institutions, which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2002, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

10)    STOCKHOLDERS' EQUITY

        During 2002, the Company purchased 27.8 million shares of its Class B Common Stock for approximately $1.2 billion under its share purchase programs. During 2001, the Company purchased 24.2 million shares of its Class B Common Stock for approximately $1.0 billion under its share purchase programs. During 2000, the Company purchased 10,000 shares of its Class A Common Stock and 34.2 million shares of its Class B Common Stock for approximately $1.95 billion in the aggregate.

        Long-Term Incentive Plans—The Company has Long-Term Incentive Plans (the "Plans") under which options are issued: the Viacom Long-Term Management Incentive Plans (the "Viacom Plans"), the Blockbuster Long-Term Management Incentive Plan (the "Blockbuster Plan"), the Infinity Long-Term Management Incentive Plan (the "Infinity Plan") and the CBS Long-Term Incentive Plan (the "CBS Plan"). Effective February 21, 2001, as a result of the Company's acquisition of the minority interest of Infinity, Viacom assumed the Infinity Plan and all options outstanding as of this date were converted into Viacom options. Effective May 4, 2000, as a result of the Viacom/CBS Merger, Viacom assumed the CBS Plan and all options outstanding as of this date were converted into Viacom options. Warrants to purchase 135,420 shares of Viacom Class B Common Stock were also assumed with the Viacom/CBS Merger. The warrants have no expiration date and an exercise price of zero. Options under the Infinity Plan and CBS Plan generally vest over a three-year period and expire ten years from the date of grant. These converted options still maintain their original terms and conditions.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

        Viacom Plans—The purpose of the Viacom Plans is to benefit and advance the interests of the Company by rewarding certain key employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future. The Viacom Plans provide for fixed grants of equity-based interests pursuant to awards of phantom shares, stock options, stock appreciation rights, restricted shares or other equity-based interests, and for subsequent payments of cash with respect to phantom shares or stock appreciation rights based, subject to certain limits, on their appreciation in value over stated periods of time. The stock options generally vest over a three-to five-year period from the date of grant and expire 10 years after the date of grant. The Company has reserved a total of 6,996 shares of Viacom Inc. Class A Common Stock and 138,513,686 shares of Viacom Inc. Class B Common Stock for future exercise of stock options and warrants outstanding as of December 31, 2002.

        The stock options available for future grant under the Viacom Plans are as follows:

December 31, 2000	107,266,077
December 31, 2001	85,653,665
December 31, 2002	67,879,728

        At December 31, 2002, the Company had 27,916,163 additional stock options available for future grant under the CBS Plan and Infinity Plan.

        The weighted-average fair value of each option as of the grant date was $20.04, $23.71 and $27.39 in 2002, 2001 and 2000, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000

Expected dividend yield(a)	—	—	—
Expected stock price volatility	37.03%	33.74%	32.10%
Risk-free interest rate	5.00%	5.04%	6.56%
Expected life of options (years)	6.7	6.7	6.8

(a)
The Company has not declared any cash dividends on its common stock for any of the periods presented and has no present intention of so doing.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

        The following table summarizes the Company's stock activity under the Plans:

	Options Outstanding	Weighted-Average Exercise Price

Balance at December 31, 1999	53,978,520	$26.16

Granted	11,147,875	57.12
CBS stock options assumed	64,258,809	24.76
Exercised	(10,765,816)	17.42
Canceled	(1,440,083)	39.63

Balance at December 31, 2000	117,179,305	28.98

Granted	22,208,178	52.57
BET stock options assumed	3,169,784	14.24
Infinity stock options assumed	7,988,794	48.39
Exercised	(10,587,348)	17.28
Canceled	(2,475,342)	44.16

Balance at December 31, 2001	137,483,371	34.20

Granted	22,452,148	42.24
Exercised	(17,561,361)	17.91
Canceled	(3,988,896)	49.63

Balance at December 31, 2002	138,385,262	37.13

        The following table summarizes information concerning outstanding and exercisable stock options under the Plans at December 31, 2002:

	Outstanding			Exercisable

Range of Exercise Price	Options	Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

$2 to 9.99	3,241,573	1.79	$5.41	3,241,573	$5.41
10 to 19.99	23,619,836	3.62	16.05	23,619,836	16.05
20 to 29.99	15,159,862	3.74	23.33	15,141,936	23.33
30 to 39.99	33,482,181	6.95	35.26	15,899,712	32.12
40 to 49.99	25,322,680	7.39	43.81	10,379,070	43.22
50 to 59.99	36,490,495	7.72	55.48	15,043,151	55.81
60 to 69.99	548,420	7.44	66.89	202,110	66.34
70 to 71.00	520,215	7.58	70.02	202,861	70.02

Total	138,385,262			83,730,249

Stock options exercisable at year end:

December 31, 2000	72,278,110
December 31, 2001	79,619,715
December 31, 2002	83,730,249

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

    Blockbuster Long-Term Management Incentive Plan

        On July 15, 1999, Blockbuster's Board of Directors adopted the Blockbuster Plan for the benefit of its employees and directors. An aggregate of 25.0 million shares of Blockbuster class A common stock was reserved for issuance under the Blockbuster Plan, which provides for the issuance of stock-based incentive awards, including stock options to purchase shares of Blockbuster class A common stock, stock appreciation rights, restricted shares of Blockbuster class A common stock, restricted share units and phantom shares. The purpose of the Blockbuster Plan is to benefit and advance the interests of Blockbuster by rewarding certain key employees and non-employee directors for their contributions to the financial success of Blockbuster and thereby motivating them to continue to make such contributions in the future. Outstanding Blockbuster stock options granted in 2002, 2001, and 2000 generally vest over a four-year period from the date of grant and generally expire ten years after the date of grant, and outstanding Blockbuster stock options granted in 1999 generally vest over a five-year period from the date of grant and generally expire ten years after the date of grant.

        The weighted-average fair value of each option as of the grant date was $12.13, $10.00 and $5.63 in 2002, 2001 and 2000, respectively. The fair value of each Blockbuster option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000

Expected dividend yield (a)	0.4%	0.3%	1.0%
Expected stock price volatility	60.0%	52.0%	45.0%
Risk-free interest rate	4.35%	4.98%	6.14%
Expected life of options (years)	7.0	7.0	7.0

(a)
Blockbuster's current intention is to pay dividends of $0.02 per share each quarter on both its class A common stock and class B common stock.

        The following table summarizes Blockbuster's stock option activity pursuant to Blockbuster's stock option plan:

	Options Outstanding	Weighted-Average Exercise Price

Balance at December 31, 1999	11,235,479	$14.99

Granted	4,695,235	11.04
Exercised	—	—
Canceled	(2,235,173)	14.47

Balance at December 31, 2000	13,695,541	13.72

Granted	5,274,808	17.43
Exercised	(1,833,057)	14.18
Canceled	(1,725,648)	14.07

Balance at December 31, 2001	15,411,644	14.90

Granted	5,135,379	19.81
Exercised	(2,790,719)	14.06
Canceled	(1,208,050)	15.39

Balance at December 31, 2002	16,548,254	16.53

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

        The following table summarizes information concerning currently outstanding and exercisable Blockbuster stock options issued to Blockbuster employees and directors at December 31, 2002:

	Outstanding			Exercisable

Range of Exercise Price	Options	Remaining Contractual Life (Years )	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

$11 to 15	7,532,336	6.9	$13.63	3,184,649	$13.86
17 to 20	8,190,718	9.1	18.33	930,746	17.41
23 to 28	825,200	9.3	25.09	6,300	24.05

	16,548,254			4,121,695

11)    INCOME TAXES

        U.S. and foreign earnings before income taxes are as follows:

Year ended December 31,	2002	2001	2000

United States	$3,372.7	$590.8	$165.3
Foreign	361.5	185.5	395.3

Total	$3,734.2	$776.3	$560.6

        Components of the provision for income taxes on earnings before income taxes are as follows:

Year ended December 31,	2002	2001	2000

Current:
Federal	$520.9	$479.1	$553.1
State and local	238.9	180.2	209.8
Foreign	34.4	77.5	47.1

	794.2	736.8	810.0
Deferred	654.7	183.1	(80.2)

Provision for income taxes	$1,448.9	$919.9	$729.8

        The equity losses of affiliated companies are shown net of tax on the Company's consolidated statements of operations. The tax (provision) benefit relating to losses from equity investments in 2002, 2001 and 2000 are ($14.2) million, $21.2 million and $20.5 million, respectively, which represented an effective tax rate of (56.0)%, 14.3% and 14.2%, respectively.

        For 2002, there is no tax benefit attributable to the cumulative effect of change in accounting principle, net of minority interest, of $1.5 billion. For 2000, the cumulative effect of change in accounting principle of $452.3 million is represented net of a tax benefit of $301.6 million.

        In 2002 and 2001, respectively, $210.3 million and $141.8 million of income tax benefit was recorded as a component of stockholders' equity and minority interest as a result of exercised stock options.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

        A reconciliation of the statutory U.S. federal tax rate to the Company's effective tax rate on earnings before income taxes is summarized as follows:

Year ended December 31,	2002	2001	2000

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Amortization of intangibles	—	92.1	81.1
State and local taxes, net of federal tax benefit	5.7	7.3	7.3
Realization of additional stock basis	—	(11.6)	—
Nontaxable gain on like-kind exchange	—	(10.4)	—
Effect of foreign operations	(4.4)	(1.3)	(17.7)
Merger-related costs and non-deductible expenses	—	—	19.5
Other, net	2.5	7.4	5.0

Effective tax rate on earnings before income taxes	38.8%	118.5%	130.2%

        The following is a summary of the components of the deferred tax accounts:

Year ended December 31,	2002	2001

Deferred tax assets:
Provision for expense and losses	$1,157.3	$1,380.6
Postretirement and other employee benefits	947.6	584.8
Tax credit and loss carryforwards	301.2	485.2

Total deferred tax assets	2,406.1	2,450.6
Valuation allowance	(76.7)	(136.0)

Net deferred tax assets	2,329.4	2,314.6

Deferred tax liabilities:
Property, equipment and intangible assets	(2,160.5)	(2,506.8)
Lease portfolio	(289.5)	(384.0)
Other	(729.1)	(384.0)

Total deferred tax liabilities	(3,179.1)	(3,274.8)

Deferred income taxes, net liability	$(849.7)	$(960.2)

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

        At December 31, 2002 and 2001, the Company had a net current deferred tax asset of $238.6 million and $359.7 million, and non-current deferred income tax liabilities of $1.1 billion and $1.5 billion, respectively. The Company included in "Other liabilities," in 2002 and 2001, respectively, non-current deferred income tax liabilities of $289.5 million and $384.0 million, for its retained liabilities of discontinued business.

        At December 31, 2002, the Company had net operating loss carryforwards for federal, state and local and foreign jurisdiction of approximately $586 million, which expire in various years from 2003 through 2016. In addition, the Company had foreign tax credit carryforwards of $55 million that expire through 2005.

        The 2002 and 2001 deferred tax assets were reduced by a valuation allowance of $76.7 million and $136.0 million, respectively, principally relating to tax benefits of net operating losses which are not expected to be realized.

        The Company's share of the undistributed earnings of foreign subsidiaries not included in its consolidated federal income tax return that could be subject to additional income taxes if remitted was approximately $1.9 billion at December 31, 2002 and $1.6 billion at December 31, 2001. No provision has been recorded for the U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to distribute only the portion of such earnings which would be offset by U.S. foreign tax credits, and intends to reinvest the remainder outside the U.S. indefinitely, and for this portion it is not practicable to estimate the amount of such deferred taxes.

        The federal income tax returns of the Company have been settled through 1996. The IRS is currently examining the years 1997 through May 4, 2000. In addition the Company is responsible for the federal income tax audits of several of its subsidiaries for periods prior to their acquisition by Viacom. The Company believes that adequate provision has been made for income taxes for all periods through December 31, 2002.

12)    PENSION AND OTHER POSTRETIREMENT BENEFITS

        The Company and certain of its subsidiaries have non-contributory pension plans covering specific groups of employees. The benefits for certain plans are based primarily on an employee's years of service and average pay near retirement. Benefits under other plans are based primarily on an employee's pay for each year that the employee participates in the plan. Participating employees are vested in the plans after five years of service. The Company's policy for all pension plans is to fund amounts in accordance with the Employee Retirement Income Security Act of 1974, the Internal Revenue code of 1986 and the applicable rules and regulations. Plan assets consist principally of common stocks, marketable bonds and U.S. government securities. The Company's Class B Common Stock represents approximately 5.1% and 8.3% of the plan assets' fair value at December 31, 2002 and 2001, respectively.

        In addition, the Company sponsors health and welfare plans that provide certain postretirement health care and life insurance benefits to retired employees and their covered dependents. Retiring employees are eligible for these benefits if they meet certain age and service requirements at the time of their retirement. Most of the plans are contributory and contain cost-sharing features such as deductibles and coinsurance which are adjusted annually. Some of the plans are partially funded; however, the Company funds most of these benefits as claims are paid.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

        The following table sets forth the change in benefit obligation for the Company's benefit plans:

	Pension Benefits		Postretirement Benefits
At December 31,	2002	2001	2002	2001

Change in benefit obligation:
Benefit obligation, beginning of year	$5,099.7	$4,984.3	$1,190.1	$1,120.2
Service cost	50.2	49.7	2.4	2.4
Interest cost	347.5	364.6	82.2	82.7
Actuarial loss	579.0	254.2	121.4	78.3
Benefits paid	(506.7)	(549.3)	(106.4)	(96.2)
Business combinations	—	3.6	—	—
Participants' contributions	—	—	2.5	2.7
Amendments	4.2	2.5	(.3)	—
Cumulative translation adjustments	3.1	(9.9)	—	—

Benefit obligation, end of year	$5,577.0	$5,099.7	$1,291.9	$1,190.1

        The following table sets forth the change in plan assets for the Company's benefit plans:

	Pension Benefits		Postretirement Benefits
At December 31,	2002	2001	2002	2001

Change in plan assets:
Fair value of plan assets, beginning of year	$4,566.0	$4,891.2	$44.0	$46.4
Actual return on plan assets	143.0	190.3	2.2	5.5
Employer contributions	43.9	42.1	90.3	85.6
Benefits paid	(506.7)	(549.3)	(106.4)	(96.2)
Business combinations	—	4.3	—	—
Participants' contributions	—	—	2.5	2.7
Cumulative translation adjustments	2.7	(12.6)	—	—

Fair value of plan assets, end of year	$4,248.9	$4,566.0	$32.6	$44.0

        For those pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligations and accumulated benefit obligations were $5.54 billion and $5.39 billion, respectively, for 2002 and $1.31 billion and $1.21 billion, respectively, for 2001. The fair value of such plan assets was $4.20 billion for 2002 and $716.6 million for 2001.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

        The accrued pension and postretirement costs recognized in the Company's consolidated balance sheet are computed as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2002	2001	2002	2001

Funded Status	$(1,328.1)	$(533.7)	$(1,259.3)	$(1,146.1)
Unrecognized transition obligation	.8	.1	—	—
Unrecognized prior service cost (benefit)	10.1	11.2	(8.6)	(9.4)
Unrecognized actuarial loss	988.2	264.3	182.7	60.3

Accrued pension liability, net	$(329.0)	$(258.1)	$(1,085.2)	$(1,095.2)
Amounts recognized in the Consolidated Balance Sheets:
Accrued pension liability	$(1,194.0)	$(548.5)	$(1,085.2)	$(1,095.2)
Prepaid benefits cost	—	266.4	—	—
Intangibles	19.5	4.1	—	—
Accumulated other comprehensive pre-tax loss	845.5	19.9	—	—

Net liability recognized	$(329.0)	$(258.1)	$(1,085.2)	$(1,095.2)

        Net periodic cost for the Company's pension and postretirement benefit plans consists of the following:

	Pension Benefits			Postretirement Benefits
At December 31,	2002	2001	2000	2002	2001	2000

Components of net periodic cost:
Service cost	$50.2	$49.7	$38.5	$2.4	$2.4	$2.1
Interest cost	347.6	364.6	278.9	82.2	82.7	59.3
Expected return on plan assets	(354.7)	(388.6)	(301.8)	(2.5)	(3.7)	(2.2)
Amortization of transition obligation	(.7)	(1.1)	(1.1)	—	—	—
Amortization of prior service cost	1.1	1.9	1.9	(1.2)	(1.1)	(.6)
Recognized actuarial (gain) loss	5.6	(.1)	(17.0)	(.6)	(.1)	(1.2)
Special termination benefits	—	—	1.7	—	—	—

Net periodic cost	$49.1	$26.4	$1.1	$80.3	$80.2	$57.4

        The following weighted average assumptions were used in accounting for the pension plans:

	2002	2001	2000

Discount rate	6.47%	7.21%	7.71%
Expected return on plan assets	7.3%	8.3%	8.3%
Rate of increase in future compensation	4.0%	4.5%	5.0%

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

        The following weighted average assumptions were used in accounting for postretirement benefits:

	2002	2001	2000

Discount rate	6.5%	7.25%	7.75%
Projected health care cost trend rate for participants of age 65 and below	8.5%	7.5%	8.0%
Projected health care cost trend rate for participants above age 65	10.0%	9.0%	9.0%
Ultimate trend rate	5.0%	5.3%	5.8%
Year ultimate trend rate is achieved for participants of age 65 and below	2010	2006	2006
Year ultimate trend rate is achieved for participants above age 65	2013	2009	2008

        Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease

Effect on total of service and interest cost components	$3.2	$(3.0)
Effect on the accumulated postretirement benefit obligation	$50.2	$(46.2)

        The Company contributes to multi-employer plans that provide pension and health and welfare benefits to certain employees under collective bargaining agreements. The contributions to these plans were $44.8 million (2002) and $41.0 million (2001).

        In addition, the Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $42.3 million, $50.4 million and $35.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

13)    COMMITMENTS AND CONTINGENCIES

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

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

        At December 31, 2002, minimum rental payments under noncancelable leases and minimum franchise payments are as follows:

	Leases		Guaranteed Minimum Franchise Payments
	Capital	Operating

2003	$118.1	$930.9	$378.2
2004	90.5	791.5	342.1
2005	75.2	662.4	303.6
2006	62.1	637.8	212.4
2007	52.0	422.9	81.3
2008 and thereafter	102.9	1,725.3	156.5

Total minimum payments	500.8	$5,170.8	$1,474.1
Less amounts representing interest	108.6

Present value of net minimum payments	$392.2

        Future minimum capital lease payments have not been reduced by future minimum sublease rentals of $1.6 million. Future minimum operating lease payments have been reduced by future minimum sublease income of $113.6 million. Rent expense amounted to $951.6 million (2002), $997.4 million (2001) and $838.2 million (2000).

        Programming and talent commitments of the Company, estimated to aggregate approximately $13.5 billion, are not reflected in the balance sheet as of December 31, 2002. These commitments include approximately $9.3 billion for the acquisition of sports programming rights, approximately $3.1 billion relating to television, radio and feature film production and acquisitions and approximately $1.1 billion for talent contracts. A majority of such fees are payable over several years, as part of the normal course of business.

  Guarantees

        The Company owns a 50% equity interest in United Cinemas International ("UCI"), which operates movie theaters in Europe, Latin America and Asia. As of December 31, 2002, the Company guaranteed approximately $250.6 million of UCI's debt obligations under a revolving credit facility which expires in December 2004, and $155.5 million of UCI's theater leases. The Company also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres, LLC and guarantees certain theater leases for approximately $14.7 million. The debt and lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of December 31, 2002.

        Additionally, the Company has letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $405.2 million at December 31, 2002 and are not recorded on the balance sheet.

        The Company is also subject to certain off-balance sheet lease guarantees related to the divestitures of certain businesses. In October 1998, Blockbuster Music stores were sold to Wherehouse Entertainment Inc. ("Wherehouse"). Some of the leases transferred in connection with this sale had previously been guaranteed either by the Company or its affiliates. The remaining initial terms of these leases expire on various dates through 2007. However, certain leases contain renewal options that can extend the primary lease term and remain subject to the guarantee. Blockbuster had previously agreed to

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

indemnify the Company with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guaranty expirations provided to Blockbuster by Wherehouse in connection with its bankruptcy, Blockbuster's current estimate of the contingent liability is approximately $36.0 million. Blockbuster recorded a reserve of $18.7 million during the fourth quarter of 2002 which represented its estimate of the undiscounted lease guaranty obligation associated with the stores that Wherehouse has indicated it will vacate. The Company has accounted for these reserves in discontinued operations.

  Legal Matters

        Asbestos and Environmental.    The Company is a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of the Company's products is the basis of a claim. Claims against the Company in which a product has been identified principally relate to exposures allegedly caused by asbestos-containing insulating material in turbines sold for power-generation, industrial and marine use, or by asbestos-containing grades of decorative micarta, a laminate used in commercial ships.

        Claims typically are both filed and settled in large groups, which makes the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2002, the Company had pending approximately 103,800 asbestos claims, as compared to approximately 106,000 as of December 31, 2001 and approximately 100,000 as of December 31, 2000. The 2001 and 2000 numbers of claims included approximately 7,100 claims and 1,900 claims, respectively, on an inactive docket in Baltimore which would not be counted as pending under the Company's current methodology. In addition, the pending claim count was reduced by approximately 24,000 claims as a result of the Supreme Court of New York's order dated December 2002 establishing a deferred docket of claimants alleging minimal or no impairment. Of the claims pending as of December 31, 2002, approximately 73,900 were pending in state courts, 27,100 in federal court and approximately 2,800 were third party claims. During 2002, the Company received approximately 49,400 new claims and closed approximately 18,500 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

        Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third party claims. The Company's total costs in 2002 and 2001 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $28 million and $21 million, respectively. A portion of such costs relates to claims settled in prior years.

        The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and that these asbestos liabilities are not likely to have a material adverse effect on its results of operations, financial position or cash flows.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

        The Company from time to time receives claims from federal and state environmental regulatory agencies and other entities asserting that it is or may be liable for environmental cleanup costs and related damages principally relating to discontinued operations conducted by companies acquired by the Company. In addition, the Company from time to time receives personal injury claims including toxic tort claims arising from historical operations of the Company and its predecessors.

        Antitrust.    In March 2001, after a series of judicial rulings, three individuals remained as plaintiffs in a complaint filed in the United States District Court for the Western District of Texas against the Company, Blockbuster, Paramount Home Entertainment, and other major motion picture studios and their home video subsidiaries. They asserted, among other things, that the Company, Blockbuster and the studios conspired to fix the prices of videos to retailers and distributors, engaged in discriminatory pricing, and conspired to restrain competition. They were seeking treble damages for themselves and injunctive relief under both federal and California state law. In July 2002, judgment was entered in favor of the defendants. Plaintiffs have appealed the judgment to the Fifth Circuit Court of Appeals. In January 2001, a similar complaint was filed in California in a Los Angeles County Superior Court by over 200 individual plaintiffs seeking class certification and monetary damages against the same defendants. In January 2002, the California court denied the plaintiffs' request for class certification, and the plaintiffs have appealed that decision to a California appellate court. By order dated February 20, 2003, the California state court judge dismissed with prejudice all claims against the defendants. The Company believes that the plaintiffs' position in these litigations is without merit and intends to continue to defend itself vigorously in the litigations.

        Blockbuster Securities Action.    During February and March 2003, three putative class action complaints were filed against Blockbuster in the United States District Court for the Northern District of Texas claiming violations of the Securities Exchange Act of 1934 and seeking a class determination for purchasers of Blockbuster stock for the approximately eight-month period between April and December 2002. Certain members of Blockbuster's senior management are also named as defendants. A shareholder derivative action arising from the same operative facts was filed in February 2003 in the same court; and another shareholder derivative action was filed in March 2003 in the 160th Judicial District Court for Dallas County, Texas claiming breach of fiduciary duties for an approximately three-week period from late April through mid-May 2002. These actions named certain Blockbuster directors, some of whom are directors and/or executive officers of the Company, and certain members of Blockbuster's senior management, as individual defendants, and Blockbuster as a nominal defendant. Responses have not yet been filed to any of these lawsuits. The Company believes the plaintiffs' positions in these lawsuits are without merit and intends to vigorously defend these matters.

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

        Litigation is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that all of the above-

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows.

14)    REPORTABLE SEGMENTS

        The following tables set forth the Company's financial performance by reportable operating segment. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based upon products and services. Effective January 1, 2002, the Company operates its consumer publishing business, which was previously reported as the Publishing segment, under the Entertainment segment. Prior period information for the Company has been reclassified to conform to the new presentation. The Company operated five reportable segments during 2002:

            Cable Networks—Basic cable and premium subscription television program services.

            Television—Television networks and stations; and production and distribution of television programming.

            Infinity—Radio stations and outdoor advertising properties.

            Entertainment—Production and distribution of motion pictures; consumer publishing, as well as the operation of theme parks, movie theaters and music publishing.

            Video—Home videocassette, DVD and video game rental and retail operations.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

        Effective January 1, 2003, the Company began operating its radio and outdoor advertising business within Infinity separately and, as such, will commence reporting these operations as separate segments effective January 1, 2003.

        The accounting policies of the segments are the same as those described in Note 1—Summary of Significant Accounting Policies. Intercompany revenues are recorded at fair market value as if the sales were to third parties and are eliminated in consolidation. Intercompany revenue eliminations were principally associated with the Entertainment, Television and Cable segments and were $357.4 million, $181.2 million and $60.0 million, respectively for 2002. Intercompany profit eliminations are principally comprised of television programming sales to cable networks and the sale of feature films to cable and broadcast networks and the Video segment. The 2001 intercompany revenue eliminations were principally associated with the Entertainment, Television and Cable Segments and were $406.7 million, $296.4 million and $77.1 million, respectively. The 2000 intersegment revenues were primarily from the Entertainment Segment of $371.5 million.

Year ended December 31,	2002	2001	2000

Revenues:
Cable Networks	$4,726.7	$4,297.6	$3,951.0
Television	7,490.0	7,247.7	5,426.4
Infinity	3,754.6	3,670.2	2,764.7
Entertainment	3,646.9	3,597.8	3,351.7
Video	5,565.9	5,156.7	4,960.1
Intercompany eliminations	(578.4)	(747.2)	(410.2)

Total Revenues	$24,605.7	$23,222.8	$20,043.7

Operating Income:
Cable Networks	$1,772.2	$1,234.9	$1,073.5
Television	1,202.4	402.1	351.0
Infinity	1,225.6	291.8	589.4
Entertainment	333.5	199.0	259.3
Video	355.8	(219.6)	75.7

Segment Operating Income:	4,889.5	1,908.2	2,348.9
Corporate expenses	(159.0)	(169.1)	(847.3)
Eliminations	(66.0)	(191.7)	(103.2)
Residual costs(a)	(67.8)	(87.2)	(77.5)

Total Operating Income	$4,596.7	$1,460.2	$1,320.9

    (a)
    Primarily includes pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

Year Ended December 31,	2002	2001	2000

Depreciation and Amortization:
Cable Networks	$190.9	$447.1	$299.8
Television	140.8	786.4	568.1
Infinity	236.4	1,225.9	693.2
Entertainment	120.7	182.8	180.8
Video	233.8	423.7	459.1

Segment Depreciation and Amortization	922.6	3,065.9	2,201.0
Corporate	23.0	21.1	22.5

Total Depreciation and Amortization	$945.6	$3,087.0	$2,223.5

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

At December 31,	2002	2001	2000

Total Assets:
Cable Networks	$11,548.7	$11,318.3	$8,077.7
Television	25,709.6	25,202.5	25,417.9
Infinity	39,587.2	39,833.0	33,689.7
Entertainment	5,948.8	5,865.2	5,808.0
Video	6,206.1	7,642.8	8,385.1

Segment Assets	89,000.4	89,861.8	81,378.4
Corporate	1,938.6	2,164.1	2,089.8
Eliminations	(1,184.8)	(1,216.0)	(822.1)

Total Assets	$89,754.2	$90,809.9	$82,646.1

Year ended December 31,	2002	2001	2000

Capital Expenditures:
Cable Networks	$95.7	$139.9	$158.1
Television	138.7	120.2	116.1
Infinity	81.5	99.3	72.0
Entertainment	74.6	54.9	93.9
Video	140.6	93.1	212.1

Segment Capital Expenditures	531.1	507.4	652.2
Corporate	6.0	8.0	6.8

Total Capital Expenditures	$537.1	$515.4	$659.0

        Information regarding the Company's consolidated revenues by type is as follows:

	Revenues by Type Year Ended December 31,
	2002	2001	2000

Advertising sales	$11,225.4	$10,723.2	$8,143.6
Rental/retail sales	5,480.1	5,049.9	4,866.5
Affiliate fees	2,199.0	2,030.9	1,694.1
TV license fees	1,506.9	1,385.4	1,558.6
Features film exploitation	1,827.3	1,824.6	1,675.6
Other(a)	2,367.0	2,208.8	2,105.3

Total	$24,605.7	$23,222.8	$20,043.7

    (a)
    Other primarily includes revenues from publishing, theme park operations, movie theaters, home video and royalties and fees.

    VIACOM INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    (Tabular dollars in millions, except per share amounts)

            Information regarding the Company's operations by geographic area is as follows:

Year Ended or At December 31,	2002	2001	2000

Revenues(a):
United States	$20,576.5	$19,466.5	$16,428.3
International	4,029.2	3,756.3	3,615.4

Total Revenues	$24,605.7	$23,222.8	$20,043.7

Long-lived Assets(b):
United States	$79,869.2	$81,381.6	$71,979.5
International	2,718.2	2,672.6	2,834.2

Total Long-lived Assets	$82,587.4	$84,054.2	$74,813.7

            Intercompany transactions between geographic areas are not significant.

            (a) Revenue classifications are based on customers' locations.

            (b) Reflects total assets less current assets and non-current deferred tax assets.

    VIACOM INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    (Tabular dollars in millions, except per share amounts)

    15)    OTHER ITEMS, NET

            For the year ended December 31, 2002, "Other items, net" reflected a net loss of $30.0 million which principally consisted of foreign exchange losses of $51.9 million, losses of $19.7 million associated with securitizing trade receivables and an aggregate loss of approximately $13.8 million resulting from the write-down of several investments to their market value. These losses were partially offset by the recovery of advertising commitments of $29.8 million, a gain of $18.8 million on the sale of a telephone kiosk advertising business and a net gain of $5.5 million from the sale of investments.

            For the year ended December 31, 2001, "Other items, net" of $254.7 million principally reflected a gain from television station swaps of $210.1 million and the recovery of certain advertising commitments of $250.0 million offset by impairment losses of approximately $125.0 million related to the Company's investments. The one-time pre-tax gains were also partially offset by foreign exchange losses of $8.2 million and losses of $22.8 million associated with securitizing trade receivables. Additionally, 2001 reflects an impairment loss of $46.6 million related to the purchase of two television stations. The recovery of advertising commitments in 2002 and 2001 reflected the restructuring of agreements with several internet companies. As a result, the Company was released from related advertising commitments and reversed related deferred revenues.

            For the year ended December 31, 2000, "Other items, net" of $8.8 million principally reflected foreign exchange gains of $31.7 million and net gains of approximately $44.3 million on the sale of assets which were principally offset by the write-down of approximately $66.9 million of several internet cost investments to their market value.

    16)    SUPPLEMENTAL CASH FLOW INFORMATION

Year Ended or At December 31,	2002	2001	2000

Cash paid for interest, net of amounts capitalized	$727.6	$825.8	$651.4
Cash paid for income taxes	$630.1	$430.3	$61.2
Supplemental schedule of non-cash investing and financing activities:
Equipment acquired under capitalized leases	$42.9	$55.0	$72.9
Fair value of assets acquired	$1,009.3	$11,355.9	$61,910.3
Fair value of liabilities assumed	(91.4)	(329.4)	(14,849.3)
Minority interest	159.7	5,749.4	(5,712.1)
Cash paid, net of cash acquired	(926.0)	(886.1)	(2,380.0)

Impact on stockholders' equity	$151.6	$15,889.8	$38,968.9

    VIACOM INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    (Tabular dollars in millions, except per share amounts)

    17)    QUARTERLY FINANCIAL DATA (unaudited quarterly data):

2002	First Quarter(a)	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenues	$5,672.2	$5,849.5	$6,306.5	$6,777.5	$24,605.7
Operating income	$865.5	$1,177.8	$1,288.2	$1,265.2	$4,596.7
Net earnings before cumulative effect of change in accounting principle	$367.4	$546.5	$640.3	$652.4	$2,206.6
Net earnings (loss)	$(1,113.5)	$546.5	$640.3	$652.4	$725.7
Basic earnings (loss) per common share:
Earnings before cumulative effect of change in accounting principle	$.21	$.31	$.37	$.37	$1.26
Net earnings (loss)	$(.64)	$.31	$.37	$.37	$.41
Diluted earnings per common share:
Earnings before cumulative effect of change in accounting principle	$.21	$.31	$.36	$.37	$1.24
Net earnings (loss)	$(.63)	$.31	$.36	$.37	$.41
Weighted average number of common shares outstanding:
Basic	1,753.5	1,756.1	1,752.8	1,749.0	1,752.8
Diluted	1,778.7	1,781.7	1,770.3	1,768.5	1,774.8

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenues	$5,752.2	$5,716.9	$5,713.8	$6,039.9	$23,222.8
Operating income(b)(c)(d)	$403.7	$585.8	$193.7	$277.0	$1,460.2
Net earnings (loss) before cumulative effect of change in accounting principle	$(7.3)	$16.7	$(190.4)	$(42.5)	$(223.5)
Net earnings (loss)	$(7.3)	$16.7	$(190.4)	$(42.5)	$(223.5)
Basic and diluted earnings (loss) per common share:
Earnings (loss) before cumulative effect of change in accounting principle	$—	$.01	$(.11)	$(.02)	$(.13)
Net earnings (loss)	$—	$.01	$(.11)	$(.02)	$(.13)
Weighted average number of common shares outstanding:
Basic	1,628.4	1,768.6	1,768.0	1,759.7	1,731.6
Diluted	1,628.4	1,800.2	1,768.0	1,759.7	1,731.6

(a)
As described in Note 2 to the Company's consolidated financial statements, the Company recorded an after-tax non-cash goodwill impairment charge of $1.5 billion, net of $336 million of minority interest, as a cumulative effect of a change in accounting principle.

(b)
As described in Note 4 to the Company's consolidated financial statements, the Company recognized charges of $355.3 million and $39.4 million in the third and fourth quarters of 2001 related to the execution of a strategic remerchandising plan to allow for an expansion of store space for DVD and other strategic product offerings at Blockbuster.

(c)
As described in Note 4 to the Company's consolidated financial statements, the Company recognized a fourth quarter charge of $75.4 million principally related to a restructuring plan at MTVN to reduce headcount and close certain international offices.

(d)
As described in Note 4 to the Company's consolidated financial statements, the Company recognized a fourth quarter charge of $53.4 million related to the Company's plan to integrate UPN with CBS Network operations.

    VIACOM INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    (Tabular dollars in millions, except per share amounts)

    18)    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

            Viacom International is a wholly owned subsidiary of the Company. Viacom Inc. has fully and unconditionally guaranteed Viacom International debt securities (See Note 8). The following condensed consolidating financial statements present the results of operations, financial position and cash flows of Viacom Inc., Viacom International, the direct and indirect Non-Guarantor Affiliates of Viacom Inc. and Viacom International, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Statement of Operations for the Year Ended December 31, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$344.2	$2,776.2	$21,652.8	$(167.5)	$24,605.7
Expenses:
Operating	131.2	847.5	14,005.1	(118.7)	14,865.1
Selling, general and administrative	126.3	775.7	3,304.5	(8.2)	4,198.3
Depreciation and amortization	10.8	92.2	842.6	—	945.6

Total expenses	268.3	1,715.4	18,152.2	(126.9)	20,009.0

Operating income	75.9	1,060.8	3,500.6	(40.6)	4,596.7
Interest expense, net	(661.3)	(12.3)	(158.9)	—	(832.5)
Other items, net	(29.3)	(3.8)	3.6	(0.5)	(30.0)

Earnings (loss) before income taxes	(614.7)	1,044.7	3,345.3	(41.1)	3,734.2
Benefit (provision) for income taxes	240.3	(416.8)	(1,272.4)	—	(1,448.9)
Equity in earnings (loss) of affiliated companies, net of tax	1,100.1	(871.4)	(65.2)	(203.0)	(39.5)
Minority interest, net of tax	—	—	(39.2)	—	(39.2)

Net earnings (loss), before cumulative effect	725.7	(243.5)	1,968.5	(244.1)	2,206.6
Cumulative effect of change in accounting principle, net of minority interest and tax	—	—	(1,480.9)	—	(1,480.9)

Net earnings (loss)	$725.7	$(243.5)	$487.6	$(244.1)	$725.7

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Year Ended December 31, 2001
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$321.8	$2,502.5	$20,725.2	$(326.7)	$23,222.8
Expenses:
Operating	137.0	788.0	13,718.2	(179.4)	14,463.8
Selling, general and administrative	137.5	706.3	3,248.6	—	4,092.4
Restructuring charges	—	66.6	52.8	—	119.4
Depreciation and amortization	17.1	190.1	2,879.8	—	3,087.0

Total expenses	291.6	1,751.0	19,899.4	(179.4)	21,762.6

Operating income	30.2	751.5	825.8	(147.3)	1,460.2
Interest expense, net	(702.3)	(21.0)	(215.3)	—	(938.6)
Other items, net	(20.4)	(5.6)	280.7	—	254.7

Earnings (loss) before income taxes	(692.5)	724.9	891.2	(147.3)	776.3
Benefit (provision) for income taxes	277.0	(319.1)	(877.8)	—	(919.9)
Equity in earnings (loss) of affiliated companies, net of tax	192.0	3.6	(134.7)	(187.9)	(127.0)
Minority interest, net of tax	—	10.6	36.5	—	47.1

Net earnings (loss)	$(223.5)	$420.0	$(84.8)	$(335.2)	$(223.5)

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Year Ended December 31, 2000
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$271.7	$2,520.2	$17,264.4	$(12.6)	$20,043.7
Expenses:
Operating	107.4	813.5	10,766.2	20.0	11,707.1
Selling, general and administrative	122.5	892.6	3,078.6	—	4,093.7
Merger-related charges	—	650.0	48.5	—	698.5
Depreciation and amortization	14.6	149.6	2,059.3	—	2,223.5

Total expenses	244.5	2,505.7	15,952.6	20.0	18,722.8

Operating income	27.2	14.5	1,311.8	(32.6)	1,320.9
Interest income (expense), net	(598.9)	67.4	(237.6)	—	(769.1)
Other items, net	(19.4)	26.7	1.5	—	8.8

Earnings (loss) before income taxes	(591.1)	108.6	1,075.7	(32.6)	560.6
Benefit (provision) for income taxes	236.5	(154.6)	(811.7)	—	(729.8)
Equity in loss of affiliated companies, net of tax	(461.5)	(463.0)	(158.2)	958.5	(124.2)
Minority interest, net of tax	—	20.1	(90.5)	—	(70.4)

Net earnings (loss) before cumulative effect of change in accounting principle	(816.1)	(488.9)	15.3	925.9	(363.8)
Cumulative effect of change in accounting principle net of minority interest and tax	—	—	(452.3)	—	(452.3)

Net loss	$(816.1)	$(488.9)	$(437.0)	$925.9	$(816.1)

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet at December 31, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Assets
Cash and cash equivalents	$236.9	$71.2	$323.3	$—	$631.4
Receivables, net	80.7	502.4	3,309.4	(171.5)	3,721.0
Inventory	8.1	68.5	1,289.0	(32.9)	1,332.7
Other current assets	140.2	394.3	947.2	—	1,481.7

Total current assets	465.9	1,036.4	5,868.9	(204.4)	7,166.8

Property and equipment	95.5	1,078.6	8,677.5	—	9,851.6
Less accumulated depreciation and amortization	20.5	438.3	3,280.1	—	3,738.9

Net property and equipment	75.0	640.3	5,397.4	—	6,112.7

Inventory	16.0	834.3	3,836.6	(159.9)	4,527.0
Goodwill	116.4	153.4	56,846.5	—	57,116.3
Intangibles	141.6	2.9	12,338.1	—	12,482.6
Investments in consolidated subsidiaries	65,570.4	14,501.2	—	(80,071.6)	—
Other assets	499.9	869.1	1,330.3	(350.5)	2,348.8

Total Assets	$66,885.2	$18,037.6	$85,617.8	$(80,786.4)	$89,754.2

Liabilities and Stockholders' Equity
Accounts payable	$6.6	$54.4	$1,128.1	$(12.9)	$1,176.2
Accrued expenses and other	125.2	1,557.0	3,406.7	(89.8)	4,999.1
Participants' share, residuals and royalties payable	—	20.3	1,017.3	(70.8)	966.8
Current portion of long-term debt	—	13.9	185.1	—	199.0

Total current liabilities	131.8	1,645.6	5,737.2	(173.5)	7,341.1

Long-term debt	9,354.0	210.9	697.2	(56.9)	10,205.2
Other liabilities	(9,269.1)	4,213.3	10,324.7	3,606.0	8,874.9
Minority interest	—	—	845.2	—	845.2
Stockholders' Equity:
Preferred Stock	—	106.1	21.4	(127.5)	—
Common Stock	18.5	185.7	755.9	(941.6)	18.5
Additional paid-in capital	65,597.8	6,559.9	67,426.5	(73,986.4)	65,597.8
Retained earnings (deficit)	6,025.2	5,109.4	(94.1)	(9,106.5)	1,934.0
Accumulated other comprehensive income (loss)	(491.0)	6.7	(96.2)	—	(580.5)

	71,150.5	11,967.8	68,013.5	(84,162.0)	66,969.8
Less treasury stock, at cost	4,482.0	—	—	—	4,482.0

Total stockholders' equity	66,668.5	11,967.8	68,013.5	(84,162.0)	62,487.8

Total Liabilities and Stockholders' Equity	$66,885.2	$18,037.6	$85,617.8	$(80,786.4)	$89,754.2

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet at December 31, 2001
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Assets
Cash and cash equivalents	$367.7	$2.7	$357.0	$—	$727.4
Receivables, net	79.3	474.2	3,341.5	(313.2)	3,581.8
Inventory	9.9	79.7	863.8	(34.7)	918.7
Other current assets	80.5	357.5	1,089.8	—	1,527.8

Total current assets	537.4	914.1	5,652.1	(347.9)	6,755.7

Property and equipment	116.5	1,030.4	8,218.0	—	9,364.9
Less accumulated depreciation and amortization	42.1	368.0	2,619.6	—	3,029.7

Net property and equipment	74.4	662.4	5,598.4	—	6,335.2

Inventory	10.2	806.1	3,645.2	(125.9)	4,335.6
Goodwill	116.4	52.9	58,939.7	—	59,109.0
Intangibles	141.6	1.5	11,738.0	—	11,881.1
Investments in consolidated subsidiaries	65,837.7	14,734.4	—	(80,572.1)	—
Other assets	117.5	1,018.6	1,605.4	(348.2)	2,393.3

Total Assets	$66,835.2	$18,190.0	$87,178.8	$(81,394.1)	$90,809.9

Liabilities and Stockholders' Equity
Accounts payable	$—	$58.4	$969.1	$(82.5)	$945.0
Accrued expenses and other	(12.7)	1,622.5	3,614.0	(215.5)	5,008.3
Participants' share, residuals and royalties payable	—	12.8	1,322.1	(25.5)	1,309.4
Current portion of long-term debt	—	13.0	286.0	—	299.0

Total current liabilities	(12.7)	1,706.7	6,191.2	(323.5)	7,561.7

Long-term debt	9,332.1	717.2	823.4	(49.0)	10,823.7
Other liabilities	(9,449.0)	3,412.3	10,921.5	3,611.1	8,495.9
Minority interest	—	149.1	1,062.7	—	1,211.8
Stockholders' Equity:
Preferred Stock	—	106.1	20.4	(126.5)	—
Common Stock	18.4	188.5	734.3	(922.8)	18.4
Additional paid-in capital	64,980.6	6,536.8	68,182.0	(74,718.8)	64,980.6
Retained earnings (deficit)	5,299.5	5,352.8	(581.6)	(8,862.4)	1,208.3
Accumulated other comprehensive income (loss)	4.1	20.5	(175.1)	(2.2)	(152.7)

	70,302.6	12,204.7	68,180.0	(84,632.7)	66,054.6
Less treasury stock, at cost	3,337.8	—	—	—	3,337.8

Total stockholders' equity	66,964.8	12,204.7	68,180.0	(84,632.7)	62,716.8

Total Liabilities and Stockholders' Equity	$66,835.2	$18,190.0	$87,178.8	$(81,394.1)	$90,809.9

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for the Year Ended December 31, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(432.2)	$713.3	$2,843.3	$—	$3,124.4

Investing activities:
Acquisitions, net of cash acquired	—	(162.8)	(763.2)	—	(926.0)
Capital expenditures	—	(87.3)	(449.8)	—	(537.1)
Investments in and advances to affiliated companies	—	(44.2)	(16.6)	—	(60.8)
Purchases of short-term investments	—	(2.0)	—	—	(2.0)
Proceeds from sale of investments	—	6.4	15.3	—	21.7
Proceeds from dispositions	—	—	50.5	—	50.5

Net cash flow used for investing activities	—	(289.9)	(1,163.8)	—	(1,453.7)

Financing activities:
Repayments to banks, including commercial paper, net	(959.7)	—	(194.1)	—	(1,153.8)
Increase (decrease) in intercompany payables	1,275.6	145.6	(1,421.2)	—	—
Proceeds from issuance of notes and debentures	1,298.0	—	—	—	1,298.0
Repayment of notes and debentures	(488.6)	(489.4)	(31.4)	—	(1,009.4)
Purchase of Company common stock	(1,139.0)	—	—	—	(1,139.0)
Proceeds from exercise of stock options	315.1	—	42.5	—	357.6
Payment on capital lease obligations	—	(11.1)	(103.2)	—	(114.3)
Other, net	—	—	(5.8)	—	(5.8)

Net cash flow provided by (used for) financing activities	301.4	(354.9)	(1,713.2)	—	(1,766.7)

Net increase (decrease) in cash and cash equivalents	(130.8)	68.5	(33.7)	—	(96.0)
Cash and cash equivalents at beginning of year	367.7	2.7	357.0	—	727.4

Cash and cash equivalents at end of year	$236.9	$71.2	$323.3	$—	$631.4

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for the Year Ended December 31, 2001
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(261.7)	$680.9	$3,089.9	$—	$3,509.1

Investing activities:
Acquisitions, net of cash acquired	(1.4)	(35.6)	(849.1)	—	(886.1)
Capital expenditures	—	(120.6)	(394.8)	—	(515.4)
Investments in and advances to affiliated companies	—	(47.8)	(22.3)	—	(70.1)
Purchases of short-term investments	—	(14.2)	—	—	(14.2)
Proceeds from sale of investments	—	3.0	58.6	—	61.6
Proceeds from dispositions	—	—	233.7	—	233.7

Net cash flow used for investing activities	(1.4)	(215.2)	(973.9)	—	(1,190.5)

Financing activities:
Repayments to banks, including commercial paper, net	(1,093.3)	(100.0)	(2,818.7)	—	(4,012.0)
Increase (decrease) in intercompany payables	(778.0)	(642.2)	1,420.2	—	—
Proceeds from issuance of notes and debentures	3,417.9	—	5.8	—	3,423.7
Purchase of Company common stock	(1,066.1)	—	—	—	(1,066.1)
Repayment of notes and debentures	(225.0)	(35.3)	(656.8)	—	(917.1)
Proceeds from exercise of stock options	182.5	—	2.1	—	184.6
Payment on capital lease obligations	—	(12.0)	(124.3)	—	(136.3)
Other, net	—	—	(2.5)	—	(2.5)

Net cash flow provided by (used for) financing activities	438.0	(789.5)	(2,174.2)	—	(2,525.7)

Net increase (decrease) in cash and cash equivalents	174.9	(323.8)	(58.2)	—	(207.1)
Cash and cash equivalents at beginning of year	192.8	326.5	415.2	—	934.5

Cash and cash equivalents at end of year	$367.7	$2.7	$357.0	$—	$727.4

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for the Year Ended December 31, 2000
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(654.1)	$830.5	$2,146.9	$—	$2,323.3

Investing activities:
Acquisitions, net of cash acquired	—	—	(2,380.0)	—	(2,380.0)
Capital expenditures	(1.5)	(126.3)	(531.2)	—	(659.0)
Investments in and advances to affiliated companies	(7.3)	(57.9)	(174.0)	—	(239.2)
Purchases of short-term investments	—	(89.9)	—	—	(89.9)
Proceeds from sale of investments	—	82.1	234.5	—	316.6
Proceeds from dispositions	—	—	190.6	—	190.6

Net cash flow used for investing activities	(8.8)	(192.0)	(2,660.1)	—	(2,860.9)

Financing activities:
Borrowing from (repayments to) banks, including commercial paper, net	469.7	(96.2)	1,039.9	—	1,413.4
Increase (decrease) in intercompany payables	456.3	(530.3)	74.0	—	—
Proceeds from issuance of notes and debentures	1,606.5	—	76.4	—	1,682.9
Repayment of notes and debentures	—	(160.6)	(171.3)	—	(331.9)
Purchase of Company common stock	(1,945.4)	—	—	—	(1,945.4)
Proceeds from exercise of stock options	187.0	—	—	—	187.0
Payment on capital lease obligations	—	(10.9)	(119.7)	—	(130.6)
Purchase of common stock by subsidiary	—	—	(84.1)	—	(84.1)

Net cash flow provided by (used for) financing activities	774.1	(798.0)	815.2	—	791.3

Net increase (decrease) in cash and cash equivalents	111.2	(159.5)	302.0	—	253.7
Cash and cash equivalents at beginning of year	81.6	486.0	113.2	—	680.8

Cash and cash equivalents at end of year	$192.8	$326.5	$415.2	$—	$934.5

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The information required by this item with respect to the Company's directors is contained in the Viacom Inc. Proxy Statement for the Company's 2003 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Information Concerning Director Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. The information required by this item with respect to the executive officers of the Company is included in Part I of this Form 10-K under the caption "Executive Officers of the Company," which information is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information required by this item is contained in the Proxy Statement under the headings "Directors' Compensation" and "Executive Compensation," which information is incorporated herein by reference. Information contained in the Proxy Statement under the headings "Executive Compensation—Report of the Compensation Committee on Executive Compensation" and "Executive Compensation—Performance Graph" is not incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is contained in the Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

        The information required by this item is contained in the Proxy Statement under the headings "Executive Compensation—Compensation Committee Interlocks and Insider Participation" and "Related Transactions," which information is incorporated herein by reference.

Item 14.    Controls and Procedures.

        The Company's chief executive officer and chief financial officer have evaluated the effectiveness of Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing of this annual report and concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this annual report is being prepared.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

III-1

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)

    1.
    Financial Statements.

          The financial statements of the Company filed as part of this report on Form 10-K are listed on the Index on page F-1.

    2.
    Financial Statement Schedules.

          The financial statement schedule required to be filed by Item 8 of this Form 10-K is listed on the Index on page F-1.

    3.
    Exhibits.

          The exhibits listed in Item 15(c) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page E-1.

  (b)
  Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the last quarter of the period covered by this Form 10-K.

  (c)
  Exhibits.

          The exhibits listed in Item 15(c) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page E-1.

IV-1

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Viacom Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIACOM INC.
By:	/s/ SUMNER M. REDSTONE Sumner M. Redstone Chairman of the Board of Directors Chief Executive Officer

Date: March 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SUMNER M. REDSTONE Sumner M. Redstone	Chairman of the Board of Directors Chief Executive Officer	March 27, 2003
/s/ RICHARD J. BRESSLER Richard J. Bressler	Senior Executive Vice President Chief Financial Officer	March 27, 2003
/s/ SUSAN C. GORDON Susan C. Gordon	Senior Vice President Controller Chief Accounting Officer	March 27, 2003
* George S. Abrams	Director	March 27, 2003
* David R. Andelman	Director	March 27, 2003
* George H. Conrades	Director	March 27, 2003
* Philippe P. Dauman	Director	March 27, 2003
* William H. Gray III	Director	March 27, 2003
/s/ MEL KARMAZIN Mel Karmazin	Director	March 27, 2003
* Jan Leschly	Director	March 27, 2003

* David T. McLaughlin	Director	March 27, 2003
* Ken Miller	Director	March 27, 2003
* Leslie Moonves	Director	March 27, 2003
* Brent D. Redstone	Director	March 27, 2003
* Shari Redstone	Director	March 27, 2003
* Frederic V. Salerno	Director	March 27, 2003
* William Schwartz	Director	March 27, 2003
* Ivan Seidenberg	Director	March 27, 2003
* Patty Stonesifer	Director	March 27, 2003
* Robert D. Walter	Director	March 27, 2003
*By:	/s/ MICHAEL D. FRICKLAS Michael D. Fricklas Attorney-in-Fact for the Directors	March 27, 2003

CERTIFICATION

I, Sumner M. Redstone, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Viacom Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 27, 2003

/s/ SUMNER M. REDSTONE Sumner M. Redstone Chairman and Chief Executive Officer

CERTIFICATION

I, Richard J. Bressler, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Viacom Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 27, 2003

/s/ RICHARD J. BRESSLER Richard J. Bressler Senior Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS
ITEM 15(c)

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
(4)		Instruments defining the rights of security holders, including indentures
	(a)	Specimen certificate representing Viacom Inc. Class A Common Stock (filed herewith).
	(b)	Specimen certificate representing Viacom Inc. Class B Common Stock (filed herewith).
(c)
The instruments defining the rights of holders of the long-term debt securities of Viacom Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Viacom Inc. hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
(10)		Material Contracts
(a)
Viacom Inc. 1989 Long-Term Management Incentive Plan (as amended and restated through November 1, 1996) (incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1996) (File No. 1-9553) (as amended effective October 10, 2002 by the Amendment to Viacom Stock Option Plans) (filed as Exhibit 10(bb) herewith).*

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c).

Exhibit No.	Description of Document	Page No.
(b)	Viacom Inc. 1994 Long-Term Management Incentive Plan (as amended and restated through November 1, 1996) (incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1996) (File No. 1-9553) (as amended effective October 10, 2002 by the Amendment to Viacom Stock Option Plans) (filed as Exhibit 10(bb) herewith).*
(c)
Viacom Inc. 1997 Long-Term Management Incentive Plan (as amended and restated through May 25, 2000) (incorporated by reference to Exhibit B to Viacom Inc.'s Proxy Statement dated June 5, 2000) (File No. 1-9553) (as amended effective October 10, 2002 by the Amendment to Viacom Stock Option Plans) (filed as Exhibit 10(bb) herewith).*
(d)
Viacom Inc. 2000 Long-Term Management Incentive Plan (as amended and restated through January 31, 2001) (incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2001 (File No. 1-9553) (as amended effective October 10, 2002 by the Amendment to Viacom Stock Option Plans) (filed as Exhibit 10(bb) herewith).*
(e)
Viacom Inc. Senior Executive Short-Term Incentive Plan (as amended and restated through May 25, 2000) (incorporated by reference to Exhibit C to Viacom Inc.'s Proxy Statement dated June 5, 2000) (File No. 1-9553).*
(f)
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
Viacom Inc. Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 1993) (File No. 1-9553) (as amended effective October 10, 2002 by the Amendment to Viacom Stock Option Plans) (filed as Exhibit 10(bb) herewith).*
(i)
Viacom Inc. 1994 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit B to Viacom Inc.'s Proxy Statement dated April 28, 1995) (File No. 1-9553) (as amended effective October 10, 2002 by the Amendment to Viacom Stock Option Plans) (filed as Exhibit 10(bb) herewith).*
(j)	Viacom Inc. 2000 Stock Option Plan for Outside Directors (as amended and restated through October 10, 2002)(filed herewith).*
(k)	Viacom Excess 401(k) Plan (Effective April 1, 1984, Restated as of December 1, 1999, Amended Effective January 1, 2002 and August 28, 2002) (filed herewith).*

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c).

Exhibit No.	Description of Document	Page No.
(l)	Excess Pension Plan for Certain Employees of Viacom International Inc. restated as of January 1, 1996 (incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1999) (File No. 1-9553).*
(m)
Viacom Excess 401(k) Plan for Designated Senior Executives (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended September 30, 2002) (File No. 1-9553).*
(n)
Viacom Bonus Deferral Plan for Designated Senior Executives (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended September 30, 2002) (File No. 1-9553).*
(o)
Employment Letter Agreement, dated September 6, 1999, between Viacom Inc. and Sumner M. Redstone (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 initially filed by Viacom Inc. on October 7, 1999) (File No. 333-88613).*
(p)
Employment Letter Agreement, dated March 20, 2003, between Viacom Inc. and Sumner M. Redstone (incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed on March 20, 2003) (File No. 1-9553).*
(q)
Employment Letter Agreement, dated September 6, 1999, between Viacom Inc. and Mel Karmazin (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 initially filed by Viacom Inc. on October 7, 1999) (File No. 333-88613), as amended by the First Amendment to Employment Agreement dated December 31, 1999 (incorporated by reference to Exhibit 10(ss) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 1999) (File No. 1-977), and as further amended by an Agreement dated June 13, 2000 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2000) (File No. 1-9553).*
(r)
Employment Letter Agreement, dated March 20, 2003, between Viacom Inc. and Mel Karmazin (incorporated by referenced to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. filed on March 20, 2003) (File No. 1-9553).*
(s)
Agreement, dated as of January 1, 1996, between Viacom Inc. and Philippe P. Dauman (incorporated by reference to Exhibit 10(1) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1995) (File No. 1-9553), as amended by an Agreement dated August 20, 1998 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended September 30, 1998) (File No. 1-9553).*
(t)
Agreement, dated September 6, 1999, between Viacom Inc. and Philippe P. Dauman (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8- K of Viacom Inc. filed on September 8, 1999, as amended by Form 8-K/A filed on September 8, 1999) (File No. 1-9553), as amended by an Agreement dated April 28, 2000 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended March 31, 2000) (File No. 1-9553).*

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c).

Exhibit No.	Description of Document	Page No.
(u)	Agreement, dated March 2001, between Viacom Inc. and Richard J. Bressler (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2001)(File No. 1-9553).*
(v)
Agreement, dated as of May 1, 2000, between Viacom Inc. and Michael D. Fricklas (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended September 30, 2000) (File No. 1-9553).*
(w)
Agreement, dated as of May 1, 2000, between Viacom Inc. and William A. Roskin (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2000), as amended by Agreement dated August 1, 2002 (incorporated by reference to Exhibit 10(c) to the Quarterly Report of Viacom Inc. for the quarter ended September 30, 2002)(File No. 1-9553).*
(x)
Service Agreement, dated as of March 1, 1994, between George S. Abrams and Viacom Inc. (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1994) (File No. 1-9553).*
(y)
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
(z)	CBS Corporation ("CBS") plans* assumed by Viacom Inc. after the merger with CBS, consisting of the following:
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
(iii)
Amended and Restated Infinity Broadcasting Corporation Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 filed by CBS (f/k/a Westinghouse Electric Corporation) on January 2, 1997) (File No. 333-13219).

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c).

Exhibit No.	Description of Document		Page No.
	(iv)	Infinity Broadcasting Corporation Warrant Certificate No. 3 to Mel Karmazin (incorporated by reference to Exhibit 4.6 to the Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 filed by CBS Corporation (f/k/a Westinghouse Electric Corporation) on January 2, 1997) (File No. 333-13219).
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
(aa)	Infinity Broadcasting Corporation ("Infinity") stock option plans* assumed by Viacom Inc. after the merger with Infinity, consisting of the following:
	(i)	Infinity 1998 Long-Term Incentive Plan (as amended as of May 3, 2000) (filed herewith).
	(ii)	Infinity Stock Plan for Directors (Effective as of February 24, 2000) (filed herewith).
	(iii)	Infinity 1999 Long-Term Incentive Plan (as amended as of December 29, 2000) (filed herewith).
(bb)	Amendment to Viacom Stock Option Plans referred to above in Exhibits 10(a) through 10(d), 10(h) and (10)(i) (filed herewith).*

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c).

Exhibit No.		Description of Document	Page No.
	(cc)	Credit Agreement, dated as of June 21, 1999, between Blockbuster Inc. and the banks named therein (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 initially filed by Blockbuster Inc. on May 6, 1999) (File No. 333-77899), as amended by Amendment No. 1, dated as of June 15, 2000 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Blockbuster Inc., for the quarter ended September 30, 2000) (File No. 1-15153), and Amendment No. 2, dated as of May 7, 2002 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2002 (File No. 1-9553).
(dd)
Amended and Restated Five-Year Credit Agreement, dated as of May 3, 2000, as amended and restated as of March 7, 2001, among Viacom Inc.; Viacom International Inc.; the Subsidiary Borrowers Parties thereto; the Lenders named therein; The Chase Manhattan Bank, as Administrative Agent; Fleet National Bank and Bank of America, N.A., as Co-Syndication Agents; and Bank of New York, as Documentation Agent (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2000), as amended by Amendment No. 1 to the Amended and Restated Five-Year Credit Agreement dated as of February 28, 2003 (filed herewith).
(ee)
Five-Year Credit Agreement, dated as of March 7, 2001, among Viacom Inc.; Viacom International Inc.; the Subsidiary Borrowers Parties thereto; the Lenders named therein; The Chase Manhattan Bank, as Administrative Agent; Salomon Smith Barney Inc., as Syndication Agent; and Bank of America, N.A. and Fleet National Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10(cc) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2000), as amended by Amendment No. 1 to Five-Year Credit Agreement dated as of March 5, 2002 (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2001) (File No. 1-9553), and Amendment No. 2 to the Five-Year Credit Agreement dated as of February 28, 2003 (filed herewith).
(ff)
364-Day Credit Agreement, dated as of February 28, 2003, among Viacom Inc.; Viacom International Inc.; the Subsidiary Borrowers Parties thereto; the Lenders named therein; JPMorgan Chase Bank, as Administrative Agent; Salomon Smith Barney Inc., as Syndication Agent; and Bank of America, N.A., Deutsche Bank Securities, Inc. and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Co-Documentation Agents (filed herewith).
(12)		Statement re Computations of Ratios (filed herewith).
(21)		Subsidiaries of Viacom Inc. (filed herewith).
(23)		Consents of Experts and Counsel
	(a)	Consent of PricewaterhouseCoopers LLP (filed herewith).
(24)		Powers of Attorney (filed herewith).

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c).

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Item 15a

        The following consolidated financial statements and schedule of the registrant and its subsidiaries are submitted herewith as part of this report:

Reference (Page/s)
1.	Report of Independent Accountants	II-37
2.	Management's Statement of Responsibility for Financial Reporting	II-38
3.	Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	II-39
4.	Consolidated Balance Sheets as of December 31, 2002 and 2001	II-40
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	II-41
6.	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000	II-42
7.	Notes to Consolidated Financial Statements	II-43—II-86
Financial Statement Schedule:
	II. Valuation and qualifying accounts	F-2

        All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

F-1

VIACOM INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Millions of dollars)

Col. A	Col. B	Col. C			Col. D		Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions (1)	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2002	$274.9	$—	$203.2	$4.1	$204.2		$278.0
Year ended December 31, 2001	$246.2	$—	$112.3	$(9.3)	$74.3		$274.9
Year ended December 31, 2000	$109.5	$94.7	$124.1	$28.4	$110.5		$246.2
Valuation allowance on deferred tax assets:
Year ended December 31, 2002	$136.0	$—	$1.1	$—	$60.4	(3)	$76.7
Year ended December 31, 2001	$172.1	$—	$5.0	$22.5	$63.6	(2)	$136.0
Year ended December 31, 2000	$96.0	$53.0	$39.0	$—	$15.9		$172.1
Reserves for inventory obsolescence:
Year ended December 31, 2002	$82.3	$—	$61.2	$8.8	$(34.4)		$117.1
Year ended December 31, 2001	$190.8	$—	$108.3	$(2.1)	$214.7		$82.3
Year ended December 31, 2000	$33.2	$196.7	$59.0	$(1.7)	$96.4		$190.8

Notes:

(1)
Primarily consists of acquisition of CBS.

(2)
Primarily related to the release of a pre-acquisition CBS valuation allowance of foreign tax credits.

(3)
Primarily related to the release of valuations allowances related to foreign operating losses.

F-2