Form 10-Q
period 2003-03-31
VIACOM INC
filed 2003-05-15
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒    No ☐

        Number of shares of Common Stock Outstanding at April 30, 2003

                Class A Common Stock, par value $.01 per share—134,756,105

                Class B Common Stock, par value $.01 per share—1,621,187,111

VIACOM INC.

INDEX TO FORM 10-Q

		Page
	PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Consolidated Statements of Operations (Unaudited) for the Three Months ended March 31, 2003 and March 31, 2002	3
	Consolidated Balance Sheets at March 31, 2003 (Unaudited) and December 31, 2002	4
	Consolidated Statements of Cash Flows (Unaudited) for the Three Months ended March 31, 2003 and March 31, 2002	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition.	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	40
Item 4.	Controls and Procedures.	40
	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings.	41
Item 6.	Exhibits and Reports on Form 8-K.	42

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2003	2002

Revenues	$6,050.8	$5,672.2

Expenses:
Operating	3,873.2	3,641.2
Selling, general and administrative	949.6	936.1
Depreciation and amortization	241.2	229.4

Total expenses	5,064.0	4,806.7

Operating income	986.8	865.5
Interest expense	(193.5)	(209.2)
Interest income	3.7	4.0
Other items, net	12.4	9.0

Earnings before income taxes	809.4	669.3
Provision for income taxes	(330.2)	(274.4)
Equity in loss of affiliated companies, net of tax	—	(14.1)
Minority interest, net of tax	(17.6)	(13.4)

Net earnings before cumulative effect of change in accounting principle	461.6	367.4
Cumulative effect of change in accounting principle, net of minority interest and tax	(18.5)	(1,480.9)

Net earnings (loss)	$443.1	$(1,113.5)

Basic earnings (loss) per common share:
Net earnings before cumulative effect of change in accounting principle	$.26	$.21
Cumulative effect of change in accounting principle	$(.01)	$(.84)
Net earnings (loss)	$.25	$(.64)
Diluted earnings (loss) per common share:
Net earnings before cumulative effect of change in accounting principle	$.26	$.21
Cumulative effect of change in accounting principle	$(.01)	$(.83)
Net earnings (loss)	$.25	$(.63)
Weighted average number of common shares outstanding:
Basic	1,745.9	1,753.5
Diluted	1,761.1	1,778.7

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At March 31, 2003	At December 31, 2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$664.1	$631.4
Receivables, less allowances of $287.9 (2003) and $278.0 (2002)	3,251.4	3,721.0
Inventory (Note 4)	1,232.2	1,332.7
Prepaid expenses and other current assets	1,472.5	1,481.7

Total current assets	6,620.2	7,166.8

Property and equipment:
Land	792.4	780.0
Buildings	958.6	955.3
Capital leases	677.7	674.0
Advertising structures	2,163.2	2,128.9
Equipment and other	5,433.2	5,313.4

	10,025.1	9,851.6
Less accumulated depreciation and amortization	3,970.4	3,738.9

Net property and equipment	6,054.7	6,112.7

Inventory (Note 4)	4,560.2	4,527.0
Goodwill (Note 3)	57,122.8	57,116.3
Intangibles (Note 3)	12,459.3	12,482.6
Other assets	2,348.2	2,348.8

Total Assets	$89,165.4	$89,754.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$802.9	$1,176.2
Accrued expenses and other current liabilities	3,690.2	4,124.1
Participants' share, residuals and royalties payable	1,061.1	966.8
Program rights	1,092.5	875.0
Current portion of long-term debt (Note 6)	293.1	199.0

Total current liabilities	6,939.8	7,341.1

Long-term debt (Note 6)	9,782.4	10,205.2
Other liabilities	8,690.2	8,874.9
Commitments and contingencies (Note 8)
Minority interest	861.4	845.2
Stockholders' Equity:
Class A Common Stock, par value $.01 per share; 750.0 shares authorized; 136.3 (2003) and 137.3 (2002) shares issued	1.4	1.4
Class B Common Stock, par value $.01 per share; 10,000.0 shares authorized; 1,718.4 (2003) and 1,716.0 (2002) shares issued	17.1	17.1
Additional paid-in capital	65,634.8	65,597.8
Retained earnings	2,377.1	1,934.0
Accumulated other comprehensive loss (Note 1)	(533.6)	(580.5)

	67,496.8	66,969.8
Less treasury stock, at cost; 1.4 (2003 and 2002) Class A shares and 108.3 (2003) and 105.3 (2002) Class B shares	4,605.2	4,482.0

Total stockholders' equity	62,891.6	62,487.8

Total Liabilities and Stockholders' Equity	$89,165.4	$89,754.2

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months ended March 31,
	2003	2002

Operating Activities:
Net earnings (loss)	$443.1	$(1,113.5)
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Cumulative effect of change in accounting principle, net of minority interest	30.0	1,480.9
Depreciation and amortization	241.2	229.4
Equity in loss of affiliated companies, net of tax	—	14.1
Distributions from affiliated companies	10.6	13.9
Minority interest, net of tax	17.6	13.4
Change in assets and liabilities, net of effects of acquisitions	(43.1)	(166.8)

Net cash flow provided by operating activities	699.4	471.4

Investing Activities:
Capital expenditures	(107.9)	(91.2)
Acquisitions, net of cash acquired	(42.1)	(29.7)
Investments in and advances to affiliated companies	(9.5)	(23.5)
Other, net	(0.1)	6.4

Net cash flow used for investing activities	(159.6)	(138.0)

Financing Activities:
Borrowings from banks, including commercial paper, net	23.9	144.9
Proceeds from issuance of notes and debentures	1.9	—
Repayment of notes and debentures	(339.2)	(427.9)
Payment of capital lease obligations	(32.5)	(29.1)
Purchase of Company common stock	(185.1)	(311.5)
Proceeds from exercise of stock options	25.3	108.7
Other, net	(1.4)	(0.6)

Net cash flow used for financing activities	(507.1)	(515.5)

Net increase (decrease) in cash and cash equivalents	32.7	(182.1)
Cash and cash equivalents at beginning of period	631.4	727.4

Cash and cash equivalents at end of period	$664.1	$545.3

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Fair value of assets acquired	$42.1	$32.7
Fair value of liabilities assumed	—	(0.5)
Acquisition of minority interest	—	149.1
Cash paid, net of cash acquired	(42.1)	(29.7)

Impact on stockholders' equity	$—	$151.6

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in millions, except per share amounts)

1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of Viacom Inc. ("Viacom" or the "Company") and investments of more than 50% in subsidiaries and other entities. Investments in affiliated companies over which the Company has a significant influence or ownership of at least 20% but less than or equal to 50% are accounted for under the equity method. Investments of less than 20% are accounted for under the cost method. All significant intercompany transactions have been eliminated.

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

The table below presents a reconciliation of weighted average shares used in the calculations of basic and diluted EPS:

Three Months Ended March 31,	2003	2002

Weighted average shares for basic EPS	1,745.9	1,753.5
Incremental shares for stock options	15.2	25.2

Weighted average shares for diluted EPS	1,761.1	1,778.7

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(Tabular dollars in millions, except per share amounts)

1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)—Total comprehensive income (loss) for the Company includes net earnings (loss) and other comprehensive income items listed in the table below.

Three Months Ended March 31,	2003	2002

Net earnings (loss)	$443.1	$(1,113.5)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	24.9	(17.6)
Net unrealized (loss) gain on securities	(1.0)	.1
Change in fair value of cash flow hedges	(.1)	.2
Minimum pension liability adjustment	23.1	—

Total comprehensive income (loss)	$490.0	$(1,130.8)

Stock-based Compensation—Effective for the first quarter of 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148") which requires quarterly disclosure about the method of accounting for stock-based employee compensation and the effect on reported results. The Company follows the disclosure-only provisions of SFAS 123 and in accordance with its provisions, applies APB Opinion No. 25 "Accounting for Stock Issued to Employees."

The following table reflects the effect on net earnings (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions for stock-based employee compensation. These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted in future years.

Three Months Ended March 31,	2003	2002

Net earnings (loss)	$443.1	$(1,113.5)
Option expense, net of tax	(66.0)	(51.3)

Net earnings (loss) after option expense	$377.1	$(1,164.8)

Basic earnings (loss) per share:
Net earnings (loss) as reported	$.25	$(.64)
Net earnings (loss) after option expense	$.22	$(.66)
Diluted earnings (loss) per share:
Net earnings (loss) as reported	$.25	$(.63)
Net earnings (loss) after option expense	$.21	$(.65)

Recent Pronouncements—Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"), effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 requires the capitalization of any asset retirement costs as part of the total cost of the related long-lived asset and the depreciation of this cost over the corresponding asset's useful life. SFAS 143 primarily applies to certain of the Company's video store leases and billboard advertising locations, where the Company is legally obligated to remove leasehold improvements to restore the property to its original condition. The asset retirement obligation was $49.5 million at January 1, 2003. As a result of the adoption of this standard, the Company recognized a one-time charge of $18.5 million, or $.01 per share, reflected as a cumulative effect of change in accounting principle, net of minority interest and tax. For the three months ended March 31, 2003, the Company had no additional asset retirement obligations and recorded approximately $1.1 million as accretion expense for the existing obligation. Assuming adoption of SFAS 143 had occurred on January 1, 2002, the impact would not be material to the Company's financial position at December 31, 2002 and the Company's statement of operations and cash flows for the three months ended March 31, 2002.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(Tabular dollars in millions, except per share amounts)

2)    SUBSEQUENT EVENT

On April 22, 2003, the Company entered into an agreement with AOL Time Warner ("AOL") to acquire AOL's 50% interest in Comedy Central for $1.2 billion in cash. The Company expects the transaction to close in the second quarter of 2003.

On May 14, 2003, Viacom Inc. issued $300 million 4.625% senior notes due 2018 and $450 million 5.50% senior debentures due 2033. Interest on these senior notes and debentures will be paid semi-annually. Proceeds from the debt issuances will be used for general corporate purposes, including funding the acquisition of Comedy Central. The senior notes and senior debentures are guaranteed by Viacom International Inc., a wholly owned subsidiary of Viacom Inc. and are redeemable at any time at their principal amount plus the applicable premium and accrued interest.

3)    GOODWILL AND OTHER INTANGIBLE ASSETS

The initial adoption of SFAS 142, effective January 1, 2002, required the Company to perform a two-step fair-value based impairment test of goodwill and intangible assets with indefinite lives. The first step of the test examines whether or not the book values of the Company's reporting units exceed their fair values. In the second step, the implied fair value of goodwill in accordance with the methodology prescribed by SFAS 142, is compared to its book value. The Company's reporting units are generally consistent with or one level below the operating segments underlying the segments. As a result of such impairment tests completed in the first quarter of 2002, the Company determined that goodwill related to Blockbuster was impaired.

The estimated fair values of Blockbuster's reporting units were computed principally based upon the present value of future cash flows as of the date of adoption. The implied fair values of Blockbuster's goodwill was then compared to its book value resulting in an impairment charge of $1.82 billion in total or $1.48 billion, net of minority interest and tax. In accordance with the transitional guidance provided by SFAS 142, as the impairment charge was related to the implementation of SFAS 142, the charge of $1.48 billion was recorded as a cumulative effect of a change in accounting principle, net of minority interest and tax, in the Company's consolidated statement of operations for the three months ended March 31, 2002.

Intangible assets subject to amortization primarily consist of franchise and subscriber agreements that are being amortized over 5 to 40 years. Amortization expense was $25.3 million and $25.7 million for the three months ended March 31, 2003 and March 31, 2002, respectively. Amortization expense may vary in the future as acquisitions and dispositions occur and as purchase price allocations are finalized. Without regard to future acquisitions, the Company expects its annual amortization expense to be approximately $100 million for each of the next five succeeding years.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(Tabular dollars in millions, except per share amounts)

3)    GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The Company's intangible assets subject to amortization and related accumulated amortization were as follows:

	At March 31, 2003
	Gross	Accumulated Amortization	Net
Franchise agreements	$453.2	$(71.4)	$381.8
Subscriber agreements	372.5	(145.8)	226.7
Other intangible assets	238.3	(85.1)	153.2

Total	$1,064.0	$(302.3)	$761.7

	At December 31, 2002
	Gross	Accumulated Amortization	Net
Franchise agreements	$452.3	$(64.8)	$387.5
Subscriber agreements	372.5	(133.2)	239.3
Other intangible assets	243.6	(83.5)	160.1

Total	$1,068.4	$(281.5)	$786.9

FCC licenses valued at approximately $11.7 billion at March 31, 2003 and December 31, 2002, were recorded as intangible assets with indefinite lives and were not subject to amortization. In determining that FCC licenses have indefinite lives, the Company considered several factors including: (i) its licenses are renewable at very little cost; (ii) it has historically demonstrated its ability to renew such licenses; and (iii) the Company believes that broadcasting technologies are not expected to be replaced or changed significantly and, therefore, its ability to renew its FCC licenses will not be impacted. The Company tests FCC licenses for impairment annually by comparing the fair value of such licenses with the underlying carrying amount. The Company has not recognized any impairment losses related to its FCC licenses.

The changes in the book value of goodwill, by segment, for the three months ended March 31, 2003 are as follows:

	Balance at December 31, 2002	Acquisitions	Adjustments(a)	Balance at March 31, 2003

Cable Networks	$7,330.1	$—	$4.5	$7,334.6
Television	13,182.1	—	—	13,182.1
Radio	19,328.7	—	(56.1)	19,272.6
Outdoor	11,409.1	33.4	22.8	11,465.3
Entertainment	1,972.3	—	.2	1,972.5
Video	3,894.0	—	1.7	3,895.7

Total	$57,116.3	$33.4	$(26.9)	$57,122.8

  (a)
  Adjustments primarily relate to foreign currency translation adjustments and the reversal of reserves established in purchase price accounting. The reserves were reversed when it was determined that they were no longer necessary.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(Tabular dollars in millions, except per share amounts)

4)    INVENTORY

	At March 31, 2003	At December 31, 2002
Theatrical and television inventory:
Theatrical:
Released (including acquired film libraries)	$591.2	$522.3
Completed, not released	17.6	98.7
In process and other	505.4	509.8
Television:
Released	940.5	878.0
In process and other	83.6	90.2
Program rights	2,705.0	2,658.2

	4,843.3	4,757.2
Less current portion	695.7	718.8

	4,147.6	4,038.4

Merchandise inventory	427.9	505.7
Rental inventory	359.9	430.6
Publishing, primarily finished goods	74.1	71.9
Other	87.2	94.3

	949.1	1,102.5
Less current portion	536.5	613.9

	412.6	488.6

Total Current Inventory	$1,232.2	$1,332.7

Total Non-Current Inventory	$4,560.2	$4,527.0

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(Tabular dollars in millions, except per share amounts)

5)    RESTRUCTURING AND MERGER-RELATED CHARGES

In 2001, the Company recorded restructuring charges of $66.6 million for MTV Networks ("MTVN") and $52.8 million for UPN. These charges were principally associated with reducing headcount and closing certain MTVN domestic and foreign offices and integrating UPN into CBS Network operations. In the second quarter of 2000, the Company recorded a non-recurring merger-related charge of $698.5 million ($504.5 million after-tax or $.41 per share), associated with the integration of Viacom and CBS and the acquisition of UPN.

The following table summarizes the activity for merger-related and restructuring charges discussed above:

	Viacom/CBS Merger Related Charge	MTVN Restructuring Charge	UPN Restructuring Charge	Total

Initial charge	$698.5	$66.6	$52.8	$817.9
Cash payments	(235.3)	(56.6)	(12.5)	(304.4)
Non-cash charges	(415.5)	—	(35.0)	(450.5)
Revision to initial estimate	(14.1)	8.3	(3.0)	(8.8)

Balance at December 31, 2002	33.6	18.3	2.3	54.2
Cash payments	(3.9)	(5.2)	(.5)	(9.6)

Balance at March 31, 2003	$29.7	$13.1	$1.8	$44.6

6)    LONG-TERM DEBT

The following table sets forth the Company's long-term debt:

	At March 31, 2003	At December 31, 2002

Notes payable to banks	$447.8	$423.7
Commercial paper	175.0	174.6
Senior debt (5.625%—8.875% due 2003-2051)	9,203.0	9,530.7
Senior subordinated debt (10.50% due 2009)	57.9	56.1
Other notes	26.2	28.6
Obligations under capital leases	367.3	392.2

Total Debt	10,277.2	10,605.9
Less current portion	293.1	199.0
Less discontinued operations debt(a)	201.7	201.7

Total Long-Term Debt	$9,782.4	$10,205.2

(a)
Included in "Other liabilities" on the consolidated balance sheets.

The Company's total debt presented in the table includes, for the period ending March 31, 2003 and December 31, 2002, respectively, (i) an aggregate unamortized premium of $49.0 million and $49.5 million and (ii) the change in the carrying value of the debt, since inception, relating to fair value swaps of $93.9 million and $86.2 million.

The senior debt and senior subordinated debt of each of Viacom Inc. and its wholly owned subsidiary, Viacom International Inc. ("Viacom International"), is fully and unconditionally guaranteed by Viacom International and Viacom Inc., respectively. The senior debt and senior subordinated debt of the Company's wholly owned subsidiaries, CBS Broadcasting Inc. and Go Outdoor Systems Holdings S.A., respectively, are not guaranteed; the aggregate outstanding amount of such debt at March 31, 2003 was $110.1 million.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(Tabular dollars in millions, except per share amounts)

6)    LONG-TERM DEBT (Continued)

During the first quarter of 2003, the 6.75% senior notes due January 15, 2003 matured in the amount of $333.8 million.

On February 28, 2003, the Company entered into a $1.7 billion, 364-day credit facility to replace the $1.8 billion facility which was to expire in March 2003.

At March 31, 2003, the Company had commercial paper borrowings of $175.0 million under its $4.65 billion commercial paper program. The Company's credit facilities supporting the commercial paper borrowings totaled $4.65 billion at March 31, 2003. Borrowings under the program have maturities of less than one year.

At March 31, 2003, the Company classified approximately $622.4 million of commercial paper and other debt scheduled to mature within the next twelve months as long-term debt, reflecting its intent and ability, through the existence of unused revolving credit facilities, to refinance this debt on a long-term basis.

Accounts Receivable Securitization Programs

As of March 31, 2003 and December 31, 2002, the Company had an aggregate of $999.7 million and $981.9 million, respectively, outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable and debt on the Company's consolidated balance sheets. The Company enters into these arrangements because they provide a cost-efficient form of financing and an additional source of liquidity. Proceeds from the programs were used to reduce outstanding borrowings. The Company is required to maintain certain ratios in connection with the programs. As of March 31, 2003 and December 31, 2002, the Company was in compliance with the required ratios under the receivable securitization programs.

7)    SHARE PURCHASE PROGRAM

For the three months ended March 31, 2003, on a trade date basis, the Company purchased 3.4 million shares of its Class B Common Stock for approximately $141.9 million under its current $3.0 billion stock purchase program. Since inception of this program in October 2002, a total of 6.7 million shares have been purchased through March 31, 2003, for approximately $282.5 million, leaving $2.7 billion remaining under the $3.0 billion program to purchase Class B Common Stock.

8)    COMMITMENTS AND CONTINGENCIES

The Company has long-term noncancelable operating lease commitments for retail and office space and equipment, transponders, studio facilities and vehicles. The Company also enters into capital leases for satellite transponders and buildings.

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

Programming and talent commitments of the Company, estimated to aggregate approximately $13.1 billion, are not reflected on the balance sheet as of March 31, 2003. These commitments include approximately $8.9 billion for the acquisition of sports programming rights, approximately $3.1 billion relating to television, radio and feature film production and acquisitions and approximately $1.1 billion for talent contracts. A majority of such fees are payable over several years, as part of the normal course of business.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(Tabular dollars in millions, except per share amounts)

8)    COMMITMENTS AND CONTINGENCIES (Continued)

Guarantees

Effective January 1, 2003, the Company adopted the recognition provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") for guarantees issued or modified after December 31, 2002. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements issued after December 15, 2002 for certain guarantees. The adoption of FIN 45 did not have a significant impact on the Company's financial position, results of operations or cash flows.

The Company owns a 50% equity interest in United Cinemas International ("UCI"), which operates movie theaters in Europe, Latin America and Asia. As of March 31, 2003, the Company guaranteed approximately $272.2 million of UCI's debt obligations under a revolving credit facility, which expires in December 2004, and $165.8 million of UCI's theater leases. The Company also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres, LLC and guarantees certain theater leases for approximately $14.2 million. The debt and lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of March 31, 2003 as they were provided prior to the adoption of FIN 45.

The Company is also subject to certain off-balance sheet lease guarantees related to the divestitures of certain businesses. In October 1998, Blockbuster Music stores were sold to Wherehouse Entertainment Inc. ("Wherehouse"). Some of the leases transferred in connection with this sale had previously been guaranteed either by the Company or its affiliates. The remaining initial terms of these leases expire on various dates through 2007. However, certain leases contain renewal options that can extend the primary lease term and remain subject to the guarantee. Blockbuster had previously agreed to indemnify the Company with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guarantee expirations provided to Blockbuster by Wherehouse in connection with its bankruptcy, Blockbuster's current estimate of the contingent liability is approximately $36.0 million. Blockbuster recorded a reserve of $18.7 million during the fourth quarter of 2002 which represented its estimate of the undiscounted lease guarantee obligation associated with the stores that Wherehouse has indicated it will vacate. The Company has accounted for these reserves in discontinued operations.

In the course of its business, the Company both provides and receives the benefit of indemnities which are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable under generally accepted accounting principles.

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

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

Claims typically are filed in large groups and may be settled in large groups, which makes the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2003, the Company had pending approximately 109,200 asbestos claims, as compared to approximately 103,800 as of December 31, 2002 and approximately 114,900 as of March 31, 2002. The March 31, 2002 number of claims included approximately 7,400 claims on an inactive docket which would not be counted as pending under the Company's current methodology. In addition, the December 31, 2002 pending claim number reflects the transfer of approximately 24,000 claims to a deferred docket of claimants alleging minimal or no impairment established by order of the Supreme Court of New York in December 2002. Of the claims pending as of March 31, 2003, approximately 79,800 were pending in state courts, 27,100 in federal court and approximately 2,300 were third party claims. During the first quarter of 2003, the Company received approximately 8,600 new claims and closed approximately 2,100 claims and moved 1,100 claims previously counted as pending to an inactive docket. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims, the size of verdicts in particular jurisdictions, and other factors. To date, the Company has not been liable for any third party claims. The Company's total costs in 2002 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $28 million. A portion of such costs relates to claims settled in prior years.

The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and that these asbestos liabilities are not likely to have a material adverse effect on its results of operations, financial position or cash flows.

The Company from time to time receives claims from federal and state environmental regulatory agencies and other entities asserting that it is or may be liable for environmental cleanup costs and related damages principally relating to discontinued operations conducted by companies acquired by the Company. In addition, the Company frequently receives personal injury claims including toxic tort claims arising from historical operations of the Company and its predecessors.

Antitrust.    In July 2002, judgment was entered in favor of the Company, Blockbuster, Paramount Home Entertainment and other major motion picture studios and their home video subsidiaries with respect to a complaint filed in the United States District Court for the Western District of Texas. The complaint included federal antitrust and California state law claims. Plaintiffs have appealed the judgment. In February 2003, a similar complaint that had been filed in a Los Angeles County Superior Court was also dismissed with prejudice. The plaintiffs have appealed the dismissal, as well as a prior denial of class certification. The Company believes that the plaintiffs' positions in these litigations are without merit and intends to continue to defend itself vigorously in the litigations.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(Tabular dollars in millions, except per share amounts)

8)    COMMITMENTS AND CONTINGENCIES (Continued)

Blockbuster Securities Actions.    During February and March 2003, three putative class action complaints were filed against Blockbuster in the United States District Court for the Northern District of Texas claiming violations of the Securities Exchange Act of 1934 and seeking a class determination for purchasers of Blockbuster stock for the approximately eight-month period between April and December 2002. Certain directors and officers of Blockbuster were also named as defendants. In April 2003, one of the plaintiffs dismissed her case. The remaining two putative class actions have been consolidated into one action. A shareholder derivative action arising from substantially similar operative facts was filed in February 2003 in the same court. During March 2003 and April 2003, two shareholder derivative actions were filed in the 160th Judicial District Court for Dallas County, Texas claiming breach of fiduciary duties for an approximately three-week period from late April through mid-May 2002 and from April 2002 to the present, respectively. These actions named certain Blockbuster officers and directors, some of whom are directors and/or executive officers of the Company, as individual defendants, and Blockbuster as a nominal defendant. The Company believes the plaintiffs' positions in all of these actions are without merit and intends to vigorously defend these matters.

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

9)    REPORTABLE SEGMENTS

The following tables set forth the Company's financial performance by reportable operating segment. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based upon products and services. The Company operates six segments: (i) Cable Networks, (ii) Television, (iii) Radio, (iv) Outdoor, (v) Entertainment and (vi) Video. Effective January 1, 2003, the Company operates its previously reported Infinity segment as two segments, Radio and Outdoor. Prior period segment information has been reclassified to conform with the current presentation.

Revenues generated between the segments are recorded at fair market value as if the sales were to third parties and are eliminated in consolidation. Intercompany revenue eliminations were principally associated with the Entertainment, Television and Cable segments and were $107.9 million, $22.0 million and $41.8 million, respectively, for the three months ended March 31, 2003. Intercompany revenue eliminations for the three months ended March 31, 2002 were principally associated with the Entertainment, Television and Cable segments and were $50.0 million, $50.2 million and $9.9 million,

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(Tabular dollars in millions, except per share amounts)

9)    REPORTABLE SEGMENTS (Continued)

respectively. Intercompany profit eliminations are primarily comprised of television programming sales to cable networks and the sale of feature films to cable networks and the video segment.

	Three Months Ended March 31,
	2003	2002

Revenues:
Cable Networks	$1,168.2	$1,031.2
Television	1,924.5	1,850.8
Radio	443.8	451.3
Outdoor	378.3	348.2
Entertainment	798.2	772.2
Video	1,517.8	1,326.0
Eliminations	(180.0)	(107.5)

Total Revenues	$6,050.8	$5,672.2

	Three Months Ended March 31,
	2003	2002

Operating Income:
Cable Networks	$432.2	$356.1
Television	242.6	214.4
Radio	190.6	189.7
Outdoor	25.4	25.6
Entertainment	21.5	42.4
Video	148.7	119.4

Segment Operating Income	1,061.0	947.6

Corporate expenses	(30.1)	(30.0)
Eliminations	(7.5)	(30.1)
Residual costs (a)	(36.6)	(22.0)

Total Operating Income	$986.8	$865.5

(a)
Primarily includes pension and post-retirement benefit costs for benefit plans retained by the Company for previously divested businesses.

	Three Months Ended March 31,
	2003	2002

Depreciation and Amortization:
Cable Networks	$47.7	$47.2
Television	37.0	33.7
Radio	6.9	7.8
Outdoor	52.2	50.9
Entertainment	29.9	28.2
Video	61.7	55.9
Corporate	5.8	5.7

Total Depreciation and Amortization	$241.2	$229.4

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(Tabular dollars in millions, except per share amounts)

9)    REPORTABLE SEGMENTS (Continued)

	At March 31, 2003	At December 31, 2002

Total Assets:
Cable Networks	$11,465.2	$11,548.7
Television	25,687.1	25,704.5
Radio	25,201.9	25,288.0
Outdoor	14,280.6	14,299.2
Entertainment	5,957.4	5,953.9
Video	5,976.9	6,206.1

Segment total	88,569.1	89,000.4

Corporate	1,899.5	1,938.6
Eliminations	(1,303.2)	(1,184.8)

Total Assets	$89,165.4	$89,754.2

10)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Viacom International is a wholly owned subsidiary of the Company. Viacom Inc. has fully and unconditionally guaranteed Viacom International debt securities (see Note 6). The following condensed consolidating financial statements present the results of operations, financial position and cash flows of Viacom Inc., Viacom International, the direct and indirect Non-Guarantor Affiliates of Viacom Inc. and

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(Tabular dollars in millions, except per share amounts)

10)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Viacom International, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Statement of Operations for the Three Months Ended March 31, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$74.4	$672.9	$5,339.5	$(36.0)	$6,050.8

Expenses:
Operating	33.3	217.8	3,659.5	(37.4)	3,873.2
Selling, general and administrative	56.2	158.0	743.1	(7.7)	949.6
Depreciation and amortization	2.6	22.6	216.0	—	241.2

Total expenses	92.1	398.4	4,618.6	(45.1)	5,064.0

Operating income (loss)	(17.7)	274.5	720.9	9.1	986.8
Interest expense, net	(158.9)	(20.9)	(10.0)	—	(189.8)
Other items, net	(4.5)	13.7	3.2	—	12.4

Earnings (loss) before income taxes	(181.1)	267.3	714.1	9.1	809.4
Benefit (provision) for income taxes	72.3	(106.3)	(296.2)	—	(330.2)
Equity in earnings (loss) of affiliated companies, net of tax	551.9	145.3	(5.2)	(692.0)	—
Minority interest, net of tax	—	—	(17.6)	—	(17.6)

Net earnings before cumulative effect of change in accounting principle	443.1	306.3	395.1	(682.9)	461.6
Cumulative effect of change in accounting principle, net of minority interest and tax	—	(3.3)	(15.2)	—	(18.5)

Net earnings	$443.1	$303.0	$379.9	$(682.9)	$443.1

	Statement of Operations for the Three Months Ended March 31, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$71.2	$563.6	$5,089.3	$(51.9)	$5,672.2

Expenses:
Operating	32.3	189.2	3,442.1	(22.4)	3,641.2
Selling, general and administrative	38.4	152.3	748.8	(3.4)	936.1
Depreciation and amortization	2.6	38.2	188.6	—	229.4

Total expenses	73.3	379.7	4,379.5	(25.8)	4,806.7

Operating income (loss)	(2.1)	183.9	709.8	(26.1)	865.5
Interest income (expense), net	(167.2)	13.4	(51.4)	—	(205.2)
Other items, net	(7.5)	11.2	5.3	—	9.0

Earnings (loss) before income taxes	(176.8)	208.5	663.7	(26.1)	669.3
Benefit (provision) for income taxes	71.4	(84.9)	(260.9)	—	(274.4)
Equity in loss of affiliated companies, net of tax	(1,008.1)	(1,368.5)	(15.1)	2,377.6	(14.1)
Minority interest, net of tax	—	—	(13.4)	—	(13.4)

Net earnings (loss) before cumulative effect of change in accounting principle	(1,113.5)	(1,244.9)	374.3	2,351.5	367.4
Cumulative effect of change in accounting principle, net of minority interest and tax	—	—	(1,480.9)	—	(1,480.9)

Net loss	$(1,113.5)	$(1,244.9)	$(1,106.6)	$2,351.5	$(1,113.5)

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(Tabular dollars in millions, except per share amounts)

10)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Balance Sheet at March 31, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Assets
Cash and cash equivalents	$166.5	$115.3	$382.3	$—	$664.1
Receivables, net	63.3	380.0	2,999.3	(191.2)	3,251.4
Inventory	9.9	97.3	1,161.5	(36.5)	1,232.2
Prepaid expenses and other current assets	182.1	324.5	965.9	—	1,472.5

Total current assets	421.8	917.1	5,509.0	(227.7)	6,620.2

Property and equipment	371.5	807.2	8,846.4	—	10,025.1
Less accumulated depreciation and amortization	53.2	428.2	3,489.0	—	3,970.4

Net property and equipment	318.3	379.0	5,357.4	—	6,054.7

Inventory	12.1	809.7	3,887.7	(149.3)	4,560.2
Goodwill	116.4	156.4	56,850.0	—	57,122.8
Intangibles	141.6	2.8	12,314.9	—	12,459.3
Investments in consolidated subsidiaries	65,873.3	14,825.6	—	(80,698.9)	—
Other assets	179.2	331.3	2,156.6	(318.9)	2,348.2

Total Assets	$67,062.7	$17,421.9	$86,075.6	$(81,394.8)	$89,165.4

Liabilities and Stockholders' Equity
Accounts payable	$7.0	$34.9	$771.8	$(10.8)	$802.9
Accrued expenses and other	117.3	606.7	4,141.5	(82.8)	4,782.7
Participants' share, residuals and royalties payable	—	20.3	1,142.4	(101.6)	1,061.1
Current portion of long-term debt	2.4	10.9	279.8	—	293.1

Total current liabilities	126.7	672.8	6,335.5	(195.2)	6,939.8

Long-term debt	9,031.2	198.6	611.3	(58.7)	9,782.4
Other liabilities	(9,222.7)	4,355.7	9,853.1	3,704.1	8,690.2
Minority interest	—	—	861.4	—	861.4
Stockholders' Equity:
Preferred Stock	—	106.1	21.4	(127.5)	—
Common Stock	18.5	185.7	762.5	(948.2)	18.5
Additional paid-in capital	65,634.8	6,560.4	67,419.5	(73,979.9)	65,634.8
Retained earnings	6,468.3	5,412.4	285.8	(9,789.4)	2,377.1
Accumulated other comprehensive loss	(388.9)	(69.8)	(74.9)	—	(533.6)

	71,732.7	12,194.8	68,414.3	(84,845.0)	67,496.8
Less treasury stock, at cost	4,605.2	—	—	—	4,605.2

Total stockholders' equity	67,127.5	12,194.8	68,414.3	(84,845.0)	62,891.6

Total Liabilities and Stockholders' Equity	$67,062.7	$17,421.9	$86,075.6	$(81,394.8)	$89,165.4

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(Tabular dollars in millions, except per share amounts)

10)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Balance Sheet at December 31, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Assets
Cash and cash equivalents	$236.9	$71.2	$323.3	$—	$631.4
Receivables, net	80.7	502.4	3,309.4	(171.5)	3,721.0
Inventory	8.1	68.5	1,289.0	(32.9)	1,332.7
Prepaid expenses and other current assets	140.2	394.3	947.2	—	1,481.7

Total current assets	465.9	1,036.4	5,868.9	(204.4)	7,166.8

Property and equipment	95.5	1,078.6	8,677.5	—	9,851.6
Less accumulated depreciation and amortization	20.5	438.3	3,280.1	—	3,738.9

Net property and equipment	75.0	640.3	5,397.4	—	6,112.7

Inventory	16.0	834.3	3,836.6	(159.9)	4,527.0
Goodwill	116.4	153.4	56,846.5	—	57,116.3
Intangibles	141.6	2.9	12,338.1	—	12,482.6
Investments in consolidated subsidiaries	65,570.4	14,501.2	—	(80,071.6)	—
Other assets	143.0	356.6	2,199.7	(350.5)	2,348.8

Total Assets	$66,528.3	$17,525.1	$86,487.2	$(80,786.4)	$89,754.2

Liabilities and Stockholders' Equity
Accounts payable	$6.6	$54.4	$1,128.1	$(12.9)	$1,176.2
Accrued expenses and other	305.4	704.8	4,078.7	(89.8)	4,999.1
Participants' share, residuals and royalties payable	—	20.3	1,017.3	(70.8)	966.8
Current portion of long-term debt	—	13.9	185.1	—	199.0

Total current liabilities	312.0	793.4	6,409.2	(173.5)	7,341.1

Long-term debt	9,354.0	210.9	697.2	(56.9)	10,205.2
Other liabilities	(9,806.2)	4,553.0	10,522.1	3,606.0	8,874.9
Minority interest	—	—	845.2	—	845.2
Stockholders' Equity:
Preferred Stock	—	106.1	21.4	(127.5)	—
Common Stock	18.5	185.7	755.9	(941.6)	18.5
Additional paid-in capital	65,597.8	6,559.9	67,426.5	(73,986.4)	65,597.8
Retained earnings (deficit)	6,025.2	5,109.4	(94.1)	(9,106.5)	1,934.0
Accumulated other comprehensive income (loss)	(491.0)	6.7	(96.2)	—	(580.5)

	71,150.5	11,967.8	68,013.5	(84,162.0)	66,969.8
Less treasury stock, at cost	4,482.0	—	—	—	4,482.0

Total stockholders' equity	66,668.5	11,967.8	68,013.5	(84,162.0)	62,487.8

Total Liabilities and Stockholders' Equity	$66,528.3	$17,525.1	$86,487.2	$(80,786.4)	$89,754.2

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(Tabular dollars in millions, except per share amounts)

10)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Statement of Cash Flows for the Three Months Ended March 31, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(281.5)	$34.0	$946.9	$—	$699.4

Investing Activities:
Capital expenditures	—	(14.6)	(93.3)	—	(107.9)
Acquisitions, net of cash acquired	—	—	(42.1)	—	(42.1)
Investments in and advances to affiliated companies	—	(2.3)	(7.2)	—	(9.5)
Other, net	—	(0.5)	0.4	—	(0.1)

Net cash flow used for investing activities	—	(17.4)	(142.2)	—	(159.6)

Financing Activities:
(Repayments to) borrowings from banks, including commercial paper, net	(0.7)	—	24.6	—	23.9
Proceeds from issuance of notes and debentures	—	—	1.9	—	1.9
Repayment of notes and debentures	(334.7)	—	(4.5)	—	(339.2)
Payment of capital lease obligations	—	(3.6)	(28.9)	—	(32.5)
Purchase of Company common stock	(185.1)	—	—	—	(185.1)
Proceeds from exercise of stock options	24.8	—	0.5	—	25.3
Increase (decrease) in intercompany payables	706.8	31.1	(737.9)	—	—
Other, net	—	—	(1.4)	—	(1.4)

Net cash flow provided by (used for) financing activities	211.1	27.5	(745.7)	—	(507.1)

Net (decrease) increase in cash and cash equivalents	(70.4)	44.1	59.0	—	32.7
Cash and cash equivalents at beginning of period	236.9	71.2	323.3	—	631.4

Cash and cash equivalents at end of period	$166.5	$115.3	$382.3	$—	$664.1

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(Tabular dollars in millions, except per share amounts)

10)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Statement of Cash Flows for the Three Months Ended March 31, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(232.9)	$(20.5)	$724.8	$—	$471.4

Investing Activities:
Capital expenditures	—	(15.0)	(76.2)	—	(91.2)
Acquisitions, net of cash acquired	—	(15.0)	(14.7)	—	(29.7)
Investments in and advances to affiliated companies	—	(18.5)	(5.0)	—	(23.5)
Other, net	—	4.0	2.4	—	6.4

Net cash flow used for investing activities	—	(44.5)	(93.5)	—	(138.0)

Financing Activities:
Borrowings from (repayments to) banks, including commercial paper, net	145.3	—	(0.4)	—	144.9
Repayment of notes and debentures	(156.3)	(250.0)	(21.6)	—	(427.9)
Payment of capital lease obligations	—	(3.5)	(25.6)	—	(29.1)
Purchase of Company common stock	(311.5)	—	—	—	(311.5)
Proceeds from exercise of stock options	91.8	—	16.9	—	108.7
Increase (decrease) in intercompany payables	126.1	404.8	(530.9)	—	—
Other, net	—	—	(0.6)	—	(0.6)

Net cash flow provided by (used for) financing activities	(104.6)	151.3	(562.2)	—	(515.5)

Net (decrease) increase in cash and cash equivalents	(337.5)	86.3	69.1	—	(182.1)
Cash and cash equivalents at beginning of period	367.7	2.7	357.0	—	727.4

Cash and cash equivalents at end of period	$30.2	$89.0	$426.1	$—	$545.3

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions)

Management's discussion and analysis of the combined results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Overview

Viacom Inc., together with its consolidated subsidiaries ("Viacom" or the "Company") is a diversified worldwide entertainment company with operations in the following segments:

  •
  CABLE NETWORKS: The Cable Networks segment consists of MTV Networks ("MTVN") including MTV MUSIC TELEVISION, NICKELODEON/NICK AT NITE, VH1 MUSIC FIRST, MTV2 MUSIC TELEVISION, TV LAND, NOGGIN, TNN: THE NATIONAL NETWORK (to be relaunched as Spike TV in June 2003), CMT: COUNTRY MUSIC TELEVISION; SHOWTIME NETWORKS INC. ("SNI"); and the BET CABLE NETWORK and BET JAZZ: THE JAZZ CHANNEL, among other program services. Cable Networks revenues are generated primarily from advertising sales and affiliate fees. Cable Networks contributed 19% and 18% to consolidated revenues for the three months ended March 31, 2003 and 2002, respectively.

  •
  TELEVISION: The Television segment consists of the CBS and UPN television networks, the Company's 39 owned broadcast television stations, and its television production and syndication business, including KING WORLD PRODUCTIONS and PARAMOUNT TELEVISION. Television generates revenues primarily from advertising sales and television license fees. Television contributed 32% and 33% to consolidated revenues for the three months ended March 31, 2003 and 2002, respectively.

  •
  RADIO: The Radio segment owns and operates 185 radio stations in 40 U.S. markets. Radio revenues are generated primarily from advertising sales. Radio contributed 7% and 8% to consolidated revenues for the three months ended March 31, 2003 and 2002.

  •
  OUTDOOR: The Outdoor segment displays advertising on media such as billboards, bulletins, buses, bus shelters and benches, trains, train platforms and terminals throughout commuter rail systems, mall posters and phone kiosks. Outdoor revenues are generated primarily from advertising sales. Outdoor contributed 6% to consolidated revenues for the three months ended March 31, 2003 and 2002.

  •
  ENTERTAINMENT: The Entertainment segment includes PARAMOUNT PICTURES, which produces and distributes theatrical motion pictures; the publishing and distribution of consumer books and multimedia products, under such imprints as SIMON & SCHUSTER, POCKET BOOKS, SCRIBNER and THE FREE PRESS; PARAMOUNT PARKS, which is principally engaged in the ownership and operation of five theme parks and a themed attraction in the U.S. and Canada; and movie theater and music publishing operations. Entertainment revenues are generated primarily from feature film exploitation, publishing, theme park operations and movie theaters. Entertainment contributed 13% and 14% to consolidated revenues for the three months ended March 31, 2003 and 2002, respectively.

  •
  VIDEO: The Video segment consists of an approximately 80.4% equity interest in Blockbuster Inc., which operates and franchises BLOCKBUSTER video stores worldwide. Video generates revenues primarily from its rental and retail sales of videocassettes ("VHS"), DVDs and games. Video contributed 25% and 23% to consolidated revenues for the three months ended March 31, 2003 and 2002, respectively.

The Company's consolidated revenues were $6.1 billion and $5.7 billion for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003, approximately $997.7 million, or 16%, of consolidated revenues were generated from international regions with approximately 59% and 22% of this revenue generated in Europe and Canada, respectively. For the three months ended March 31, 2002, approximately $904.0 million, or 16%, of consolidated revenues were generated from international regions with approximately 54% and 23% of this revenue generated in Europe and Canada, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

The table below presents the Company's consolidated revenues by type and the percentage and amount of contribution of each type of revenue to consolidated revenues, net of intercompany eliminations, for the three months ended March 31, 2003 and 2002.

	Revenues by Type Three Months Ended March 31,			Percentage Contribution of Revenues Three Months Ended March 31,
			Better (Worse)%
	2003	2002		2003	2002

Advertising sales	$2,686.4	$2,546.0	6%	44%	45%
Rental/retail sales	1,494.4	1,303.8	15	25	23
Affiliate fees	582.8	548.4	6	10	10
TV license fees	363.7	337.0	8	6	6
Feature film exploitation	450.1	490.8	(8)	7	9
Other(a)	473.4	446.2	6	8	7

Total	$6,050.8	$5,672.2	7%	100%	100%

(a)
Includes revenues primarily from publishing, theme park operations, movie theaters, royalties and fees.

Consolidated Results of Operations

Three Months Ended March 31, 2003 versus Three Months Ended March 31, 2002

Revenues

For the three months ended March 31, 2003, revenues of $6.1 billion increased 7% from $5.7 billion in the prior year. This growth was driven primarily by increases in rental/retail sales and advertising sales with additional contributions from higher affiliate fees and television license fees, partially offset by a decline in feature film exploitation revenue.

Advertising sales increased 6% in the first quarter of 2003 led by increases of 17% in the Cable Networks segment, 6% in the Television segment, 9% in Outdoor and 3% in Radio. The increase in advertising revenue was driven primarily by increased units sold at cable networks, increased pricing and units sold at the broadcast network operations as well as the acquisition of KCAL-TV in May 2002. Advertising sales at the television stations and broadcast networks were negatively impacted by the war in Iraq and the timing of the National Semifinals of the NCAA Men's Basketball Championship Tournament. Outdoor advertising growth reflected higher domestic billboard revenues as well as favorable exchange rates.

Rental/retail sales for the three months ended March 31, 2003 were up 15% in the Video segment with rental sales growth of 8% and retail sales growth of 54%. Both rental and retail growth were driven by a year-over-year increase in the number of company-operated stores of 526, a strong box office comparison for titles released during the quarter, and strong growth in DVD and game sales. These increases were partially offset by a decline in VHS and game rental revenue in the current period. DVD rental revenue represented 53% of total rental revenues in the first quarter of 2003 compared with 31% in the same 2002 period.

Affiliate fees for the three months ended March 31, 2003 increased 6% compared to 2002 primarily driven by increases at MTVN in both rate per subscriber and subscriber volume. This increase was partially offset by a decline in affiliate fees at SNI primarily due to an audit settlement in 2002 with a major cable provider.

Television license fees for the three months ended March 31, 2003 increased 8% compared with 2002. The increase reflected a reduction in the elimination of intercompany television license fees partially offset by lower network and syndication revenues.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Features film revenues for the three months ended March 31, 2003 decreased 8% due to an increase in the elimination of intercompany feature film revenues and lower international theatrical and pay television revenues, partially offset by higher domestic pay television, worldwide home video and syndication revenues.

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

  •
  costs of rental/retail sales and other video store operating expenses including amortization of the cost of VHS, DVD and game inventory, revenue sharing expenses on rental inventory, store employee compensation expenses and occupancy expenses; and

  •
  distribution expenses reflecting advertising and other distribution costs, including residuals and participation expenses, incurred primarily with respect to theatrical and television product.

For the three months ended March 31, 2003, operating expenses of $3.9 billion increased 6% over operating expenses for the same prior-year period principally due to the following:

  •
  Production expenses and program rights amortization were flat, reflecting a 7% decrease in production expenses offset by a 7% increase in program rights amortization. The decrease in production expenses was primarily due to fewer network shows and a change in the product mix during the first quarter of 2003 compared with the prior year. Increased program rights amortization reflected contractual cost increases for series programming and higher contractual costs for sports rights at the broadcast networks. Additionally, the Company aired more original programming in the current period than the prior year, when the Olympics were aired on a competing network. Increases at the Company-owned television stations were due to the acquisition of KCAL-TV in May 2002 and higher news coverage costs associated with the war in Iraq.

  •
  Costs of rental/retail sales and store operating expenses increased 14% driven by an increase in rental/retail sales and an increase in the number of company-operated stores of 526.

  •
  Distribution expenses for the first quarter of 2003 increased 10% primarily reflecting higher print and advertising costs for feature films in theatrical release.

  •
  Other operating expenses for the first quarter of 2003 included outdoor advertising expenses which increased 10% reflecting higher expenses associated with guarantees for transit contracts and higher billboard rent.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which include expenses incurred to provide back office support, occupancy, selling and marketing costs, and incentive compensation, increased 1% to $949.6 million for the first quarter of 2003, versus $936.1 million in the prior-year period. Selling, general and administrative expenses as a percentage of revenues decreased to 16% in the first quarter of 2003 versus 17% for the prior year.

Included within selling, general and administrative expenses are residual costs, which primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses. Residual costs for the first quarter 2003 increased 66% to $36.6 million, principally due to actuarial losses from a lower discount rate and a decline in expected rate of return on plan assets.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Depreciation and Amortization

For the three months ended March 31, 2003, depreciation and amortization increased 5% to $241.2 million as compared with $229.4 million for the comparable prior-year period. The increase was principally driven by an increase in the number of company-operated video stores of 526 and the addition of broadcasting equipment in the first quarter of 2003.

Interest Expense

For the three months ended March 31, 2003, interest expense decreased 8% to $193.5 million due to lower average debt balances. The Company had approximately $10.3 billion and $11.2 billion of principal amount of debt outstanding (including current maturities and discontinued operations) as of March 31, 2003 and 2002, respectively, at weighted average interest rates of 6.6% and 6.5%, respectively.

Interest Income

For the three months ended March 31, 2003, interest income decreased to $3.7 million from $4.0 million due to lower average interest rates.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Other Items, Net

"Other items, net" of $12.4 million for the three months ended March 31, 2003 principally consisted of foreign exchange gains of $11.0 million and an insurance recoupment of $5.6 million partially offset by losses of $4.0 million associated with securitizing trade receivables. For the three months ended March 31, 2002, "Other items, net" of $9.0 million principally reflected a net gain on the sale of assets of $9.6 million and the recovery of advertising commitments of $11.1 million partially offset by foreign exchange losses of $4.3 million and losses associated with securitizing trade receivables of $5.1 million. The recovery of advertising commitments reflected the restructuring of an agreement with an internet company. As a result, the Company was released from related advertising commitments.

Provision for Income Taxes

The provision for income taxes represents federal, state and local and foreign income taxes on earnings before income taxes. The estimated annual effective tax rates before cumulative effect of change in accounting were 40.8% for 2003 and 41.0% for 2002.

Equity in Loss of Affiliated Companies, Net of Tax

"Equity in loss of affiliated companies, net of tax" amounted to zero for the three months ended March 31, 2003 and a $14.1 million loss for the three months ended March 31, 2002. 2003 principally reflected positive results at Comedy Central and Westwood One offset by losses from internet investments, while the prior year principally reflected losses from internet investments and international ventures, partially offset by positive results at Comedy Central and Westwood One.

Minority Interest, Net of Tax

Minority interest primarily reflected the minority ownership of Blockbuster common stock.

Cumulative Effect of Change in Accounting Principle, Net of Minority Interest and Tax

Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" which requires the capitalization of any asset retirement costs as part of the total cost of the related long-lived asset and the depreciation of this cost over the corresponding asset's useful life. As a result of the adoption, the Company recorded a charge of $18.5 million, or $.01 per share reflected as a cumulative effect of a change in accounting principle, net of minority interest and tax in the consolidated statement of operations for the three months ended March 31, 2003.

Effective for the first quarter of 2002, the Company adopted SFAS 142 and recorded a charge of $1.5 billion, or $.84 per basic and $.83 per diluted share, as a cumulative effect of a change in accounting principle, net of minority interest and tax in the consolidated statement of operations for the three months ended March 31, 2002.

Net Earnings (Loss)

The Company reported net earnings of $443.1 million for the three months ended March 31, 2003 versus a net loss of $1.1 billion for the comparable prior-year period. The substantial improvement is due to the goodwill impairment charge of $1.5 billion recorded in 2002 as a cumulative effect of change in accounting, net of minority interest and tax. The improvement in net earnings also reflects revenue growth principally from increases in rental/retail and advertising sales.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Segment Results of Operations

The tables below present the Company's revenues, percentage contribution of revenues, operating income and depreciation and amortization by segment, for the three months ended March 31, 2003 and 2002, respectively.

	Three Months Ended March 31,			Percentage Contribution of Revenues Three Months Ended March 31,
			Better/ (Worse)%
	2003	2002		2003	2002

Revenues:
Cable Networks	$1,168.2	$1,031.2	13%	19%	18%
Television	1,924.5	1,850.8	4	32	33
Radio	443.8	451.3	(2)	7	8
Outdoor	378.3	348.2	9	6	6
Entertainment	798.2	772.2	3	13	14
Video	1,517.8	1,326.0	14	25	23
Eliminations	(180.0)	(107.5)	(67)	(2)	(2)

Total Revenues	$6,050.8	$5,672.2	7%	100%	100%

	Three Months Ended March 31,
			Better/ (Worse)%
	2003	2002

Operating Income:
Cable Networks	$432.2	$356.1	21%
Television	242.6	214.4	13
Radio	190.6	189.7	—
Outdoor	25.4	25.6	(1)
Entertainment	21.5	42.4	(49)
Video	148.7	119.4	25

Segment Operating Income	1,061.0	947.6	12

Corporate expenses	(30.1)	(30.0)	—
Eliminations	(7.5)	(30.1)	75
Residual costs (a)	(36.6)	(22.0)	(66)

Total Operating Income	$986.8	$865.5	14%

(a)
Residual costs primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

	Three Months Ended March 31,
	2003	2002

Depreciation and Amortization:
Cable Networks	$47.7	$47.2
Television	37.0	33.7
Radio	6.9	7.8
Outdoor	52.2	50.9
Entertainment	29.9	28.2
Video	61.7	55.9
Corporate	5.8	5.7

Total Depreciation and Amortization	$241.2	$229.4

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Cable Networks (Basic Cable Television Program Services through MTV Networks ("MTVN"), including MTV, VH1, Nickelodeon/Nick at Nite, TV Land, Noggin, MTV2, TNN (to be relaunched as Spike TV in June 2003) and CMT; BET; and through Showtime Networks Inc. ("SNI"), owner of several Premium Subscription Television Program Services)

(Contributed 19% of consolidated revenues for the three months ended March 31, 2003 versus 18% for the prior-year period).

	Three Months Ended March 31,
			Better/ (Worse)%
	2003	2002

Revenues	$1,168.2	$1,031.2	13%
Operating Income (OI)	$432.2	$356.1	21%
OI as a % of revenues	37%	35%

For the three months ended March 31, 2003, Cable Networks revenues increased 13% principally driven by 17% higher advertising revenues and 6% higher affiliate fees, as well as higher ancillary revenues. Approximately 8% of Cable Networks revenues were generated from international regions for the periods presented, with approximately 74% coming from Europe in 2003 and 67% coming from Europe for the same prior-year period. Advertising revenue growth of 18% at MTVN was driven by domestic ad sales growth of 17% due primarily to selling more units, while average unit rates remained essentially flat. BET's advertising revenue increase of 13% was due to higher average rates from national advertising. Cable affiliate fees increased 6% driven by a high single-digit average rate increase at MTVN's domestic channels, excluding digital, and a 15% increase in MTVN domestic subscribers principally due to the acquisition of the remaining interest in Noggin and the expansion of MTVN's digital channels. The affiliate fee revenue growth at MTVN was partially offset by a decline in affiliate fees at SNI, primarily due to an audit settlement in 2002 with a major cable provider. Other ancillary revenues for Cable Networks were up 43% for the quarter primarily due to higher consumer products licensing revenues and contributions from MTV films, JACKASS: THE MOVIE and MARTIN LAWRENCE: RUNTELDAT.

For the three months ended March 31, 2003, Cable Networks operating income increased 21%. Operating expenses, principally comprised of programming and production costs for the cable channels were 12% higher, while selling, general and administrative expenses were 6% higher. The increase in operating expenses was principally driven by higher programming costs at MTV, TNN and MTVN's international channels. Total expenses, as a percentage of revenues, improved two percentage points over the comparable prior-year period. Total expenses included depreciation and amortization of $47.7 million and $47.2 million for the three months ended March 31, 2003 and 2002, respectively. Capital expenditures for Cable Networks were $13.4 million for the three months ended March 31, 2003, versus $13.0 million for the three months ended March 31, 2002.

Television (CBS and UPN Television Networks and Stations; Television Production and Syndication)

(Contributed 32% of consolidated revenues for the three months ended March 31, 2003, versus 33% for the prior-year period).

	Three Months Ended March 31,
			Better/ (Worse)%
	2003	2002

Revenues	$1,924.5	$1,850.8	4%
Operating Income (OI)	$242.6	$214.4	13%
OI as a % of revenues	13%	12%

For the three months ended March 31, 2003, Television revenues increased 4% principally driven by advertising revenue growth at the broadcast networks and the Stations group, partially offset by lower syndication revenues. CBS and UPN Networks combined advertising revenues increased 3%, with 17% growth in primetime due to 14% average rate increases, partially offset by decreases in sports due to the timing of the NCAA Semifinals. The Stations group delivered 15% year-over-year advertising

Management's Discussion and Analysis of
Results of Operations and Financial Condition

revenue growth due to strong sales in the automotive, retail and utility industries and due to the addition of KCAL-TV Los Angeles which was acquired in May 2002. KCAL-TV contributed 10% of Stations advertising revenue growth for the quarter. On a same-station basis, 5% revenue growth was achieved despite the timing of the National Semifinals of the NCAA Men's Basketball Championship Tournament which aired in April and the impact of the war in Iraq.

Television revenues for the quarter also reflected lower network production and syndication revenues, partially offset by higher home video revenues. Network television revenues were lower principally due to fewer network shows in production compared with the same prior-year period. Syndication revenues did not match last year's revenues, which included domestic syndication library revenues for The Andy Griffith Show and Happy Days. Home video revenues were higher and included the DVD release of Star Trek: Deep Space Nine's first season and continuing contributions from the DVD release of Star Trek: The Next Generation's first seven seasons.

For the three months ended March 31, 2003, Television operating income increased 13% principally due to the revenue increases noted above. Operating expenses, principally comprised of production costs and programming expenses, increased 2% primarily due to higher program rights amortization. Total expenses, as a percentage of revenues, improved one percentage point for the quarter. Total expenses included depreciation and amortization of $37.0 million and $33.7 million for the three months ended March 31, 2003 and 2002, respectively. Capital expenditures for Television were $30.4 million for the three months ended March 31, 2003, versus $19.3 million for the same prior-year period reflecting an increase at the television stations to upgrade broadcast equipment.

Radio (Radio Stations)

(Contributed 7% of consolidated revenues for the three months ended March 31, 2003 versus 8% for the prior-year period)

	Three Months Ended March 31,
			Better/ (Worse)%
	2003	2002

Revenues	$443.8	$451.3	(2)%
Operating Income (OI)	$190.6	$189.7	—%
OI as a % of revenues	43%	42%

For the three months ended March 31, 2003, Radio revenues decreased 2%. Radio's revenues are generated domestically. While Radio revenues grew 6% in its other 30 markets, results were impacted by softness in Radio's top 10 markets where its revenues were flat. Radio revenues for the quarter reflected low single-digit increases in both the number of spots sold and average spot rates, which were more than offset by a decrease in consideration for management services provided to Westwood One, an affiliated company. Revenues from these arrangements were approximately $17.9 million and $35.1 million for the three months ended March 31, 2003 and 2002, respectively.

Operating income for the three months ended March 31, 2003 was flat compared with the prior-year period as cost savings in advertising and promotional expenses offset lower revenues. Operating expenses are primarily comprised of radio programming expenses including on-air talent and other production costs. Total expenses, as a percentage of revenues, improved by one percentage point as compared with the prior-year period. Total expenses included depreciation and amortization of $6.9 million and $7.8 million for the three months ended March 31, 2003 and 2002, respectively. Capital expenditures for Radio were $3.8 million for the three months ended March 31, 2003, versus $3.1 million for the same period in the prior year.

Outdoor (Outdoor Advertising Properties)

(Contributed 6% of consolidated revenues for the three months ended March 31, 2003 and 2002)

	Three Months Ended March 31,
			Better/ (Worse)%
	2003	2002

Revenues	$378.3	$348.2	9%
Operating Income (OI)	$25.4	$25.6	(1)%
OI as a % of revenues	7%	7%

Management's Discussion and Analysis of
Results of Operations and Financial Condition

For the three months ended March 31, 2003, Outdoor revenues increased 9% including 7% revenue growth from North American properties and 13% revenue growth from European properties. North American results were primarily driven by higher average revenues per display face in U.S. billboards, while U.S. transit revenues increased slightly. Growth in revenues from European display faces reflected favorable exchange rates. The total impact of fluctuations in exchange rates in the current period was approximately $18.7 million in additional revenues versus the first quarter of 2002. Approximately 41% of Outdoor's revenues were generated from international regions, principally Europe, for the periods presented.

Operating income for the three months ended March 31, 2003 decreased versus the prior-year period primarily due to higher expenses associated with guarantees for transit contracts and higher billboard rent. Total expenses, as a percentage of revenues, remained relatively constant as compared with the prior-year period. Total expenses included depreciation and amortization of $52.2 million and $50.9 million for the three months ended March 31, 2003 and 2002, respectively. Capital expenditures for Outdoor were $14.7 million for the three months ended March 31, 2003, versus $16.1 million for the same period in the prior year.

Entertainment (Production and distribution of Motion Pictures; Consumer Publishing as well as the operation of Theme Parks, Movie Theaters and Music Publishing)

(Contributed 13% of consolidated revenues for the three months ended March 31, 2003, and 14% for the three months ended March 31, 2002).

	Three Months Ended March 31,
			Better/ (Worse)%
	2003	2002

Revenues	$798.2	$772.2	3%
Operating Income (OI)	$21.5	$42.4	(49)%
OI as a % of revenues	3%	5%

For the three months ended March 31, 2003, Entertainment revenues increased 3%, principally reflecting higher revenues from Features and Publishing partially offset by lower Theaters' revenues. Approximately 33% of Entertainment's revenues were generated from international regions, principally Europe and Canada.

Features revenues were primarily driven by increases in domestic pay television, worldwide home video and syndication revenues partially offset by lower international theatrical and pay television revenues. Domestic pay television revenues increased due to a greater number of feature films whose pay television availability began during the first quarter compared with the same period last year. Worldwide home video revenues were led by domestic contributions from JACKASS: THE MOVIE and THE FOUR FEATHERS, while international contributions were led by THE SUM OF ALL FEARS. Syndication revenues were higher due to increased revenues from film libraries. International theatrical revenues for the quarter did not match last year's revenues, which included contributions from VANILLA SKY. International pay television revenues for the quarter did not match last year's revenues, which included contributions from MISSION: IMPOSSIBLE II. Domestic theatrical revenues matched the prior year's quarter and included contributions from HOW TO LOSE A GUY IN 10 DAYS, THE HUNTED and THE CORE with continuing contributions from THE HOURS.

Publishing's revenues were higher primarily due to higher frontlist and backlist sales in the Children and International divisions and higher subrights income from the Adult Group and Children's divisions. Publishing's top-selling titles in the first quarter of 2003 included THE LAWS OF MONEY, THE LESSONS OF LIFE by Suze Orman, THE SECOND TIME AROUND by Mary Higgins Clark and DADDY'S LITTLE GIRL also by Mary Higgins Clark.

Theaters' revenues were slightly lower for the three-month period as lower attendance was partially offset by higher average admission prices and increased per capita spending. Average admission prices increased 9% and average per capita spending increased 8% while attendance decreased 11%.

Entertainment's operating income decreased 49% principally as a result of higher prints and advertising costs for feature films in current theatrical release. Total expenses, as a percentage of revenues, increased two percentage points over the comparable prior-year period. Total expenses included depreciation and amortization of $29.9 million and $28.2 million for the three months ended March 31, 2003 and 2002, respectively. Capital expenditures for Entertainment were $18.8 million for the three months ended March 31, 2003, versus $21.2 million for the same period last year.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Video (Home videocassette (VHS), DVD and video game rental and retail operations)

(Contributed 25% of consolidated revenues for the three months ended March 31, 2003 and 23% for the three months ended March 31, 2002).

	Three Months Ended March 31,
	2003	2002	Better/ (Worse)%

Revenues	$1,517.8	$1,326.0	14%
Operating Income (OI)	$148.7	$119.4	25%
OI as a % of revenues	10%	9%

For the three months ended March 31, 2003, Video revenues increased principally due to an increase in the number of company-operated stores of 526 from March 31, 2002 to March 31, 2003 and an increase in worldwide same store sales. Domestic revenues increased 11% while international revenues, which represent approximately 23% of total revenues with approximately 61% from Europe, increased 30% for the three-month period. Worldwide same store sales, which include rental and retail product, increased 5.3% primarily due to the continued positive impact of Blockbuster's rental and retail initiatives which led to a 29.6% increase in same store merchandise sales primarily in DVD retail and games sales. Domestic same store sales increased 6.9% while international same store sales decreased 0.8%. Growth in rental revenues was driven by a strong calendar of home video releases. Blockbuster's rental revenues are generated from the rental of VHS tapes, DVDs, video games and from any eventual sale of previously rented VHS tapes, DVDs and video games. Revenues generated from rental transactions include revenues received in connection with the initial rentals of product, as well as revenues received in connection with any continuation of such rentals past the initial rental period, as contemplated by its membership agreement. Including the impact from the items described above, Blockbuster's same store worldwide rental revenues increased 1.1% for the three months ended March 31, 2003.

Operating income increased 25% as a result of the increase in revenues coupled with lower advertising expenses in the current period. Total expenses, as a percentage of revenues, improved one percentage point over the comparable prior-year period. Total expenses included depreciation and amortization of $61.7 million and $55.9 million for the three months ended March 31, 2003 and 2002, respectively. Capital expenditures for Video were $23.7 million for the three months ended March 31, 2003 versus $13.9 million for the same period last year reflecting the increase in new store openings. Blockbuster ended the first quarter of 2003 with 6,970 worldwide company-owned and 1,647 franchise stores, a net increase of 590 stores over the first quarter of 2002.

Restructuring and Merger-Related Charges

In 2001, the Company recorded restructuring charges of $66.6 million for MTVN and $52.8 million for UPN. These charges were principally associated with reducing headcount and closing certain MTVN domestic and foreign offices and integrating UPN into CBS Network operations. In the second quarter of 2000, the Company recorded a non-recurring merger-related charge of $698.5 million ($504.5 million after-tax or $.41 per share), associated with the integration of Viacom and CBS and the acquisition of UPN.

The following table summarizes the activity for merger-related and restructuring charges discussed above:

	Viacom/CBS Merger Related Charge	MTVN Restructuring Charge	UPN Restructuring Charge	Total

Initial charge	$698.5	$66.6	$52.8	$817.9
Cash payments	(235.3)	(56.6)	(12.5)	(304.4)
Non-cash charges	(415.5)	—	(35.0)	(450.5)
Revision to initial estimate	(14.1)	8.3	(3.0)	(8.8)

Balance at December 31, 2002	33.6	18.3	2.3	54.2
Cash payments	(3.9)	(5.2)	(.5)	(9.6)

Balance at March 31, 2003	$29.7	$13.1	$1.8	$44.6

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Financial Position

Current assets decreased to $6.6 billion at March 31, 2003 from $7.2 billion at December 31, 2002 primarily due to a decrease in accounts receivable. The decrease in accounts receivable was primarily due to the timing of collections of receivables at the end of 2002. The allowance for doubtful accounts as a percentage of receivables was 8.1% at March 31, 2003 compared with 7.0% at December 31, 2002, reflecting additional reserves primarily for insolvent customers.

Net property and equipment decreased $58.0 million from December 31, 2002 primarily reflecting depreciation expense of $215.9 million partially offset by capital expenditures of $107.9 million principally for broadcasting equipment, video stores, outdoor advertising structures and construction of new park attractions and foreign currency translation adjustments of $30.6 million.

Current liabilities decreased to $6.9 billion at March 31, 2003 from $7.3 billion at December 31, 2002 primarily due to reductions in accounts payable and accrued expenses partially offset by increased program rights obligations for network television. Total debt, including current maturities, decreased $328.7 million to $10.1 billion at March 31, 2003 principally reflecting the use of cash from operations to reduce outstanding debt. Minority interest of $861.4 million at March 31, 2003 increased $16.2 million from $845.2 million at December 31, 2002, principally reflecting first quarter operating results for Blockbuster.

Cash Flows

Operating Activities.    Net cash flow from operating activities of $699.4 million for the three months ended March 31, 2003 principally reflected net earnings of $443.1 million adjusted for depreciation and amortization of $241.2 million and non-cash charges of $30.0 million for the adoption of SFAS 143. Cash flow from operations also reflected decreases in accounts payable and accrued expenses partially offset by decreases in receivables and increased program rights obligations for network television. Net cash flow from operating activities of $471.4 million for the three months ended March 31, 2002 principally reflected a net loss of $1.1 billion adjusted for non-cash charges of $1.5 billion for the adoption of SFAS 142 and depreciation and amortization of $229.4 million.

Investing Activities.    Net cash expenditures for investing activities of $159.6 million for the three months ended March 31, 2003 principally reflected capital expenditures of $107.9 million, acquisitions of $42.1 million primarily reflecting Outdoor's acquisition of a billboard operator in Puerto Rico, and additional investments of $9.5 million in affiliated companies. Net cash expenditures for investing activities of $138.0 million for the three months ended March 31, 2002 principally reflected capital expenditures of $91.2 million, additional investments of $23.5 million in affiliated companies and acquisitions of $29.7 million, primarily related to acquisitions of outdoor businesses and the minority interest of the Company's online music business.

Financing Activities.    Financing activities of $507.1 million for the three months ended March 31, 2003 principally reflected the repayment of notes and debentures of $339.2 million and the purchase of Company stock for $185.1 million partially offset by additional net bank borrowings of $23.9 million and proceeds from the exercise of stock options of $25.3 million. Financing activities of $515.5 million for the three months ended March 31, 2002 reflected the payment of notes and debentures of $427.9 million and purchase of Company stock for $311.5 million partially offset by proceeds from the issuance of bank debt of $144.9 million.

Share Purchase Program

For the three months ended March 31, 2003, on a trade date basis, the Company purchased 3.4 million shares of its Class B Common Stock for approximately $141.9 million under its current $3.0 billion stock purchase program. Since inception of this program in October 2002, a total of 6.7 million shares have been purchased through March 31, 2003, for approximately $282.5 million, leaving $2.7 billion remaining under the $3.0 billion program to purchase Class B Common Stock. From April 1 through April 30, 2003 the Company purchased an additional 613,000 shares for approximately $26.5 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Capital Structure

The following table sets forth the Company's long-term debt:

	At March 31, 2003	At December 31, 2002

Notes payable to banks	$447.8	$423.7
Commercial paper	175.0	174.6
Senior debt	9,203.0	9,530.7
Senior subordinated debt	57.9	56.1
Other notes	26.2	28.6
Obligations under capital leases	367.3	392.2

Total Debt	10,277.2	10,605.9
Less current portion	293.1	199.0
Less discontinued operations debt(a)	201.7	201.7

Total Long-Term Debt	$9,782.4	$10,205.2

(a)
Included in "Other liabilities" on the consolidated balance sheets.

The Company's total debt presented in the table includes, for the period ending March 31, 2003 and December 31, 2002, respectively, (i) an aggregate unamortized premium of $49.0 million and $49.5 million and (ii) the change in the carrying value of the debt, since inception, relating to fair value swaps of $93.9 million and $86.2 million.

The senior debt and senior subordinated debt of each of Viacom Inc. and its wholly owned subsidiary, Viacom International Inc. ("Viacom International"), is fully and unconditionally guaranteed by Viacom International and Viacom Inc., respectively. The senior debt and senior subordinated debt of the Company's wholly owned subsidiaries, CBS Broadcasting Inc. and Go Outdoor Systems Holdings S.A., respectively, are not guaranteed; the aggregate outstanding amount of such debt at March 31, 2003 was $110.1 million.

During the first quarter of 2003, the 6.75% senior notes due January 15, 2003 matured in the amount of $333.8 million.

On February 28, 2003, the Company entered into a $1.7 billion, 364-day credit facility to replace the $1.8 billion facility which was to expire in March 2003.

At March 31, 2003, the Company had commercial paper borrowings of $175.0 million under its $4.65 billion commercial paper program. The Company's credit facilities supporting the commercial paper borrowings totaled $4.65 billion at March 31, 2003. Borrowings under the program have maturities of less than one year.

At March 31, 2003, the Company had classified approximately $622.4 million of commercial paper and other debt scheduled to mature within the next twelve months as long-term debt, reflecting its intent and ability, through the existence of unused revolving credit facilities, to refinance this debt on a long-term basis.

On May 14, 2003, Viacom Inc. issued $300 million of 4.625% senior notes due 2018 and $450 million 5.50% senior debentures due 2033. Interest on these senior notes and debentures will be paid semi-annually. Proceeds from the debt issuance will be used for general corporate purposes, including funding the acquisition of Comedy Central. The senior notes and senior debentures are guaranteed by Viacom International Inc., a wholly owned subsidiary of Viacom Inc. and are redeemable at any time at their principal amount plus the applicable premium and accrued interest.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Accounts Receivable Securitization Programs

As of March 31, 2003 and December 31, 2002, the Company had an aggregate of $999.7 million and $981.9 million, respectively, outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable and debt on the Company's consolidated balance sheets. The Company enters into these arrangements because they provide a cost-efficient form of financing and an additional source of liquidity. Proceeds from the programs were used to reduce outstanding borrowings. The Company is required to maintain certain ratios in connection with the programs. As of March 31, 2003 and December 31, 2002, the Company was in compliance with the required ratios under the receivable securitization programs.

Liquidity and Capital Resources

The Company believes that its future operating cash flow, cash and cash equivalents ($664.1 million at March 31, 2003), borrowing capacity under committed bank facilities (which consisted of unused revolving credit facilities, excluding Blockbuster's credit facility, of $4.4 billion in the aggregate at March 31, 2003), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments and its financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film operations, and talent contracts will come primarily from cash flow from operations.

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

The Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock and warrants of Viacom that may be issued for aggregate gross proceeds of $5.0 billion. The registration statement was first declared effective on January 8, 2001. The net proceeds from the sale of the offered securities may be used by Viacom for general corporate purposes, including repayment of borrowings, working capital and capital expenditures; or for such other purposes as may be specified in the applicable Prospectus Supplement. To date, the Company has issued $2.385 billion of securities under the shelf registration statement.

Planned capital expenditures for 2003 are approximately $600 million to $625 million. The Company has spent $107.9 million as of March 31, 2003. Capital expenditures are funded with cash flows from operations.

Commitments

The Company has long-term noncancelable operating lease commitments for retail and office space and equipment, transponders, studio facilities and vehicles. The Company also enters into capital leases for satellite transponders and buildings.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

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

Programming and talent commitments of the Company estimated to aggregate approximately $13.1 billion, are not reflected on the balance sheet as of March 31, 2003. These commitments include approximately $8.9 billion for the acquisition of sports programming rights, approximately $3.1 billion relating to television, radio and feature film production and acquisitions and approximately $1.1 billion for talent contracts. A majority of such fees are payable over several years, as part of the normal course of business.

Guarantees

Effective January 1, 2003, the Company adopted the recognition provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") for guarantees issued or modified after December 31, 2002. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements issued after December 15, 2002 for certain guarantees. The adoption of FIN 45 did not have a significant impact on the Company's financial position, results of operations or cash flows.

The Company owns a 50% equity interest in United Cinemas International ("UCI"), which operates movie theaters in Europe, Latin America and Asia. As of March 31, 2003, the Company guaranteed approximately $272.2 million of UCI's debt obligations under a revolving credit facility, which expires in December 2004, and $165.8 million of UCI's theater leases. The Company also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres, LLC and guarantees certain theater leases for approximately $14.2 million. The debt and lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of March 31, 2003 as they were provided prior to the adoption of FIN 45.

The Company is also subject to certain off-balance sheet lease guarantees related to the divestitures of certain businesses. In October 1998, Blockbuster Music stores were sold to Wherehouse Entertainment Inc. ("Wherehouse"). Some of the leases transferred in connection with this sale had previously been guaranteed either by the Company or its affiliates. The remaining initial terms of these leases expire on various dates through 2007. However, certain leases contain renewal options that can extend the primary lease term and remain subject to the guarantee. Blockbuster had previously agreed to indemnify the Company with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guarantee expirations provided to Blockbuster by Wherehouse in connection with its bankruptcy, Blockbuster's current estimate of the contingent liability is approximately $36.0 million. Blockbuster recorded a reserve of $18.7 million during the fourth quarter of 2002 which represented its estimate of the undiscounted lease guarantee obligation associated with the stores that Wherehouse has indicated it will vacate. The Company has accounted for these reserves in discontinued operations.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

In the course of its business, the Company both provides and receives the benefit of indemnities which are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable under generally accepted accounting principles.

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

Claims typically are filed in large groups and may be settled in large groups, which makes the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2003, the Company had pending approximately 109,200 asbestos claims, as compared to approximately 103,800 as of December 31, 2002 and approximately 114,900 as of March 31, 2002. The March 31, 2002 number of claims included approximately 7,400 claims on an inactive docket which would not be counted as pending under the Company's current methodology. In addition, the December 31, 2002 pending claim number reflects the transfer of approximately 24,000 claims to a deferred docket of claimants alleging minimal or no impairment established by order of the Supreme Court of New York in December 2002. Of the claims pending as of March 31, 2003, approximately 79,800 were pending in state courts, 27,100 in federal court and approximately 2,300 were third party claims. During the first quarter of 2003, the Company received approximately 8,600 new claims and closed approximately 2,100 claims and moved 1,100 claims previously counted as pending to an inactive docket. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims, the size of verdicts in particular jurisdictions, and other factors. To date, the Company has not been liable for any third party claims. The Company's total costs in 2002 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $28 million. A portion of such costs relates to claims settled in prior years.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos, lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure, other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. The total number of asbestos claims filed during the first quarter of 2003 has declined relative to the comparable period in 2002 primarily as a result of a decline in claims filed on behalf of individuals who have not identified the claimed injury or who are asymptomatic as to an alleged asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at March 31, 2003. In a substantial number of pending claims, the plaintiff has not identified the claimed injury.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and that these asbestos liabilities are not likely to have a material adverse effect on its results of operations, financial position or cash flows.

The Company from time to time receives claims from federal and state environmental regulatory agencies and other entities asserting that it is or may be liable for environmental cleanup costs and related damages principally relating to discontinued operations conducted by companies acquired by the Company. In addition, the Company frequently receives personal injury claims including toxic tort claims arising from historical operations of the Company and its predecessors.

Antitrust.    In July 2002, judgment was entered in favor of the Company, Blockbuster, Paramount Home Entertainment and other major motion picture studios and their home video subsidiaries with respect to a complaint filed in the United States District Court for the Western District of Texas. The complaint included federal antitrust and California state law claims. Plaintiffs have appealed the judgment. In February 2003, a similar complaint that had been filed in a Los Angeles County Superior Court was also dismissed with prejudice. The plaintiffs have appealed the dismissal, as well as a prior denial of class certification. The Company believes that the plaintiffs' positions in these litigations are without merit and intends to continue to defend itself vigorously in the litigations.

Blockbuster Securities Actions.    During February and March 2003, three putative class action complaints were filed against Blockbuster in the United States District Court for the Northern District of Texas claiming violations of the Securities Exchange Act of 1934 and seeking a class determination for purchasers of Blockbuster stock for the approximately eight-month period between April and December 2002. Certain directors and officers of Blockbuster were also named as defendants. In April 2003, one of the plaintiffs dismissed her case. The remaining two putative class actions have been consolidated into one action. A shareholder derivative action arising from substantially similar operative facts was filed in February 2003 in the same court. During March 2003 and April 2003, two shareholder derivative actions were filed in the 160th Judicial District Court for Dallas County, Texas claiming breach of fiduciary duties for an approximately three-week period from late April through mid-May 2002 and from April 2002 to the present, respectively. These actions named certain Blockbuster officers and directors, some of whom are directors and/or executive officers of the Company, as individual defendants, and Blockbuster as a nominal defendant. The Company believes the plaintiffs' positions in all of these actions are without merit and intends to vigorously defend these matters.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Related Parties

National Amusements, Inc. ("NAI") is a closely held corporation that beneficially owns the Company's Class A Common Stock, representing approximately 69% of the voting power of all classes of the Company's Common Stock, and approximately 11% of the Company's Class A Common Stock and Class B Common Stock on a combined basis at March 31, 2003. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board of Directors and Chief Executive Officer of the Company.

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount Pictures, a division of the Company. During the three months ended March 31, 2003 and March 31, 2002, respectively, NAI made payments to Paramount Pictures in the aggregate amount of $1.7 million and $2.4 million.

The Company owns a minority equity interest in Westwood One, Inc. ("Westwood One"). Most of the Company's radio stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's radio programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and in certain instances, shares in revenue from the sale of Infinity's programming. In addition, certain employees of Infinity serve as officers of Westwood One for which the Company receives a management fee. Revenues from these arrangements were approximately $17.9 million and $35.1 million for the three months ended March 31, 2003 and 2002, respectively.

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q, including "Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements: advertising market conditions generally; changes in the public acceptance of the Company's programming; changes in technology and its effect on competition in the Company's markets; changes in the Federal Communications laws and regulations; the impact of piracy on the Company's products; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company's businesses generally; and other factors described in the Company's filings made under the securities laws, including, among others, those set forth under the heading "Cautionary Statement Concerning Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2002. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. The Company cannot make any assurance that projected results or events will be achieved.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes to market risk since reported in the Company's Annual Report of Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures.

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing of this quarterly report and concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Antitrust.    As previously reported in Viacom Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002, in July 2002, judgment was entered in favor of the Company, Blockbuster, Paramount Home Entertainment and other major motion picture studios and their home video subsidiaries with respect to a complaint filed in the United States District Court for the Western District of Texas. The complaint included federal antitrust and California state law claims. Plaintiffs have appealed the judgment. In February 2003, a similar complaint that had been filed in a Los Angeles County Superior Court was also dismissed with prejudice. The plaintiffs have appealed the dismissal, as well as a prior denial of class certification. The Company believes that the plaintiffs' positions in all of these litigations are without merit and intends to continue to defend itself vigorously in the litigations.

Blockbuster Securities Actions.    As previously reported in Viacom Inc.'s annual Report on Form 10-K for the year ended December 31, 2002, during February and March 2003, three putative class action complaints were filed against Blockbuster in the United States District Court for the Northern District of Texas claiming violations of the Securities Exchange Act of 1934 and seeking a class determination for purchasers of Blockbuster stock for the approximately eight-month period between April and December 2002. Certain directors and officers of Blockbuster were also named as defendants. In April 2003, one of the plaintiffs dismissed her case. The remaining two putative class actions have been consolidated into one action. A shareholder derivative action arising from substantially similar operative facts was filed in February 2003 in the same court. During March 2003 and April 2003, two shareholder derivative actions were filed in the 160th Judicial District Court for Dallas County, Texas claiming breach of fiduciary duties for an approximately three-week period from late April through mid-May 2002 and from April 2002 to the present, respectively. These actions named certain Blockbuster officers and directors, some of whom are directors and/or executive officers of the Company, as individual defendants, and Blockbuster as a nominal defendant. The Company believes the plaintiffs' positions in all of these actions are without merit and intends to vigorously defend these matters.

Item 6. Exhibits and Reports on Form 8-K.

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
(4)		Instruments defining the rights of security holders including indentures
(a)
Specimen certificate representing Viacom Inc. Class A Common Stock (incorporated by reference to Exhibit 4(a) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 1-9553).
(b)
Specimen certificate representing Viacom Inc. Class B Common Stock (incorporated by reference to Exhibit 4(b) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 1-9553).
(c)
The instruments defining the rights of holders of the long-term debt securities of Viacom Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Viacom Inc. hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
(10)		Material Contracts
	(a)	Amendment, dated April 1, 2003, to the Agreement dated as of May 1, 2000 between Viacom Inc. and Michael D. Fricklas (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(99)		Additional Exhibits
	(a)	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)   Reports on Form 8-K.

Current Report on Form 8-K of Viacom Inc. filed on March 20, 2003, under Items 5 and 7, with respect to the Employment Letter Agreement, dated March 20, 2003, between Viacom Inc. and Sumner M. Redstone, and the Employment Letter Agreement, dated March 20, 2003, between Viacom Inc. and Mel Karmazin.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIACOM INC. (Registrant)
Date: May 15, 2003	/s/ RICHARD J. BRESSLER
Richard J. Bressler Senior Executive Vice President Chief Financial Officer
Date: May 15, 2003	/s/ SUSAN C. GORDON
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

Date: May 15, 2003	/s/ SUMNER M. REDSTONE
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

Date: May 15, 2003	/s/ RICHARD J. BRESSLER
Richard J. Bressler Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description of Document
(2)		Plan of Acquisition
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
(4)		Instruments defining the rights of security holders including indentures
(a)
Specimen certificate representing Viacom Inc. Class A Common Stock (incorporated by reference to Exhibit 4(a) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 1-9553).
(b)
Specimen certificate representing Viacom Inc. Class B Common Stock (incorporated by reference to Exhibit 4(b) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 1-9553).
(c)
The instruments defining the rights of holders of the long-term debt securities of Viacom Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Viacom Inc. hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
(10)		Material Contracts
	(a)	Amendment, dated April 1, 2003, to the Agreement dated as of May 1, 2000 between Viacom Inc. and Michael D. Fricklas (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(99)		Additional Exhibits
	(a)	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).