Form 10-Q
period 2003-06-30
VIACOM INC
filed 2003-08-14
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number 001-09553

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

        Number of shares of common stock outstanding at July 31, 2003:

                Class A Common Stock, par value $.01 per share—133,843,731

                Class B Common Stock, par value $.01 per share—1,621,361,418

VIACOM INC.

INDEX TO FORM 10-Q

		Page
	PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months ended June 30, 2003 and June 30, 2002	3
	Consolidated Balance Sheets at June 30, 2003 (Unaudited) and December 31, 2002	4
	Consolidated Statements of Cash Flows (Unaudited) for the Six Months ended June 30, 2003 and June 30, 2002	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition.	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	50
Item 4.	Controls and Procedures.	50
	PART II—OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders.	52
Item 6.	Exhibits and Reports on Form 8-K.	53

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues	$6,418.3	$5,849.5	$12,469.1	$11,521.7

Expenses:
Operating	3,715.9	3,369.8	7,589.1	7,011.0
Selling, general and administrative	1,140.5	1,063.2	2,090.1	1,999.3
Depreciation and amortization	246.4	238.7	487.6	468.1

Total expenses	5,102.8	4,671.7	10,166.8	9,478.4

Operating income	1,315.5	1,177.8	2,302.3	2,043.3
Interest expense	(195.8)	(221.9)	(389.3)	(431.1)
Interest income	3.9	3.5	7.6	7.5
Other items, net	8.5	(27.3)	20.9	(18.3)

Earnings before income taxes, equity in loss of affiliated companies, minority interest, and cumulative effect of change in accounting principle	1,132.1	932.1	1,941.5	1,601.4
Provision for income taxes	(456.1)	(374.2)	(786.3)	(648.6)
Equity in loss of affiliated companies, net of tax	(2.4)	(3.7)	(2.4)	(17.8)
Minority interest, net of tax	(14.0)	(7.7)	(31.6)	(21.1)

Net earnings before cumulative effect of change in accounting principle	659.6	546.5	1,121.2	913.9
Cumulative effect of change in accounting principle, net of minority interest and tax	—	—	(18.5)	(1,480.9)

Net earnings (loss)	$659.6	$546.5	$1,102.7	$(567.0)

Basic earnings (loss) per common share:
Net earnings before cumulative effect of change in accounting principle	$.38	$.31	$.64	$.52
Cumulative effect of change in accounting principle	$—	$—	$(.01)	$(.84)
Net earnings (loss)	$.38	$.31	$.63	$(.32)

Diluted earnings (loss) per common share:
Net earnings before cumulative effect of change in accounting principle	$.37	$.31	$.64	$.51
Cumulative effect of change in accounting principle	$—	$—	$(.01)	$(.83)
Net earnings (loss)	$.37	$.31	$.63	$(.32)
Weighted average number of common shares outstanding:
Basic	1,746.2	1,756.1	1,746.1	1,754.8
Diluted	1,765.3	1,781.7	1,763.2	1,780.2

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At June 30, 2003	At December 31, 2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$881.3	$631.4
Receivables, less allowances of $323.8 (2003) and $278.0 (2002)	3,399.5	3,721.0
Inventory (Note 4)	1,272.1	1,332.7
Prepaid expenses and other current assets	1,534.6	1,481.7

Total current assets	7,087.5	7,166.8

Property and equipment:
Land	746.4	780.0
Buildings	974.2	955.3
Capital leases	739.1	674.0
Advertising structures	2,196.8	2,128.9
Equipment and other	5,687.5	5,313.4

	10,344.0	9,851.6
Less accumulated depreciation and amortization	4,244.8	3,738.9

Net property and equipment	6,099.2	6,112.7

Inventory (Note 4)	4,573.0	4,527.0
Goodwill (Note 3)	58,285.1	57,116.3
Intangibles (Note 3)	12,458.4	12,482.6
Other assets	2,212.6	2,348.8

Total Assets	$90,715.8	$89,754.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$893.0	$1,176.2
Accrued expenses and other current liabilities	3,078.3	3,372.7
Accrued compensation	456.9	653.4
Participants' share, residuals and royalties payable	1,115.7	966.8
Program rights	1,038.6	875.0
Income taxes payable	195.2	98.0
Current portion of long-term debt (Note 7)	362.0	199.0

Total current liabilities	7,139.7	7,341.1

Long-term debt (Note 7)	10,360.1	10,205.2
Deferred income tax liabilities	1,054.2	798.8
Other liabilities	7,626.0	8,076.1
Commitments and contingencies (Note 9)
Minority interest	875.6	845.2
Stockholders' Equity:
Class A Common Stock, par value $.01 per share; 750.0 shares authorized; 135.3 (2003) and 137.3 (2002) shares issued	1.4	1.4
Class B Common Stock, par value $.01 per share; 10,000.0 shares authorized; 1,722.6 (2003) and 1,716.0 (2002) shares issued	17.2	17.1
Additional paid-in capital	65,726.1	65,597.8
Retained earnings	3,036.7	1,934.0
Accumulated other comprehensive loss (Note 1)	(426.1)	(580.5)

	68,355.3	66,969.8
Less treasury stock, at cost; 1.4 (2003 and 2002) Class A shares and 110.3 (2003) and 105.3 (2002) Class B shares	4,695.1	4,482.0

Total stockholders' equity	63,660.2	62,487.8

Total Liabilities and Stockholders' Equity	$90,715.8	$89,754.2

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended June 30,
	2003	2002

Operating Activities:
Net earnings (loss)	$1,102.7	$(567.0)
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Cumulative effect of change in accounting principle, net of minority interest and tax	18.5	1,480.9
Depreciation and amortization	487.6	468.1
Equity in loss of affiliated companies, net of tax	2.4	17.8
Distributions from affiliated companies	26.8	23.6
Minority interest, net of tax	31.6	21.1
Change in assets and liabilities, net of effects of acquisitions	41.1	170.3

Net cash flow provided by operating activities	1,710.7	1,614.8

Investing Activities:
Acquisitions, net of cash acquired	(1,272.0)	(698.2)
Capital expenditures	(229.4)	(204.5)
Investments in and advances to affiliated companies	(31.5)	(35.6)
Other, net	24.1	23.0

Net cash flow used for investing activities	(1,508.8)	(915.3)

Financing Activities:
Proceeds from issuance of notes and debentures	740.5	696.4
Proceeds from exercise of stock options	87.2	248.8
Repayments to banks, including commercial paper, net	(106.9)	(415.6)
Repayment of notes and debentures	(339.3)	(736.5)
Payment of capital lease obligations	(64.1)	(57.5)
Purchase of Company common stock	(266.0)	(506.4)
Other, net	(3.4)	(1.3)

Net cash flow provided by (used for) financing activities	48.0	(772.1)

Net increase (decrease) in cash and cash equivalents	249.9	(72.6)
Cash and cash equivalents at beginning of period	631.4	727.4

Cash and cash equivalents at end of period	$881.3	$654.8

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Fair value of assets acquired	$1,345.0	$720.5
Fair value of liabilities assumed	(75.3)	(28.1)
Acquisition of minority interest	2.3	157.4
Cash paid, net of cash acquired	(1,272.0)	(698.2)

Impact on stockholders' equity	$—	$151.6

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

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options only in the periods in which such effect would have been dilutive. For the three and six months ended June 30, 2003, respectively, options to purchase 45.9 million and 60.7 million shares of Class B Common Stock at weighted average prices of $54.10 and $51.17 were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2002, options to purchase 43.3 million shares of Class B Common Stock at a weighted average price of $55.04 were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. These incremental options do not reflect the dilutive impact for the periods presented.

The table below presents a reconciliation of weighted average shares used in the calculations of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Weighted average number of shares for basic EPS	1,746.2	1,756.1	1,746.1	1,754.8
Incremental number of shares for stock options	19.1	25.6	17.1	25.4

Weighted average number of shares for diluted EPS	1,765.3	1,781.7	1,763.2	1,780.2

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

Comprehensive Income (Loss)—Total comprehensive income (loss) for the Company includes net earnings (loss) and other comprehensive income items listed in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net earnings (loss)	$659.6	$546.5	$1,102.7	$(567.0)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	76.8	61.7	101.7	44.1
Net unrealized gain (loss) on securities	11.2	(1.4)	10.2	(1.3)
Change in fair value of cash flow hedges	.6	(.5)	.5	(.3)
Minimum pension liability adjustment	18.9	—	42.0	—

Total comprehensive income (loss)	$767.1	$606.3	$1,257.1	$(524.5)

Stock-Based Compensation—Effective the first quarter of 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148") which requires quarterly disclosure on the Company's method of accounting for stock-based employee compensation and the effect on reported results. The Company follows the disclosure-only provisions of SFAS 123 and in accordance with such provisions, applies APB Opinion No. 25 "Accounting for Stock Issued to Employees."

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net earnings (loss)	$659.6	$546.5	$1,102.7	$(567.0)
Option expense, net of tax	(70.3)	(50.2)	(136.3)	(101.5)

Net earnings (loss) after option expense	$589.3	$496.3	$966.4	$(668.5)

Basic earnings (loss) per share:
Net earnings (loss) as reported	$.38	$.31	$.63	$(.32)
Net earnings (loss) after option expense	$.34	$.28	$.55	$(.38)
Diluted earnings (loss) per share:
Net earnings (loss) as reported	$.37	$.31	$.63	$(.32)
Net earnings (loss) after option expense	$.33	$.28	$.55	$(.38)

Changes in Accounting Principles—Effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). The initial adoption required the Company to perform a two-step fair-value based impairment test of goodwill. The first step of the test examines

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

whether or not the book values of the Company's reporting units exceed their fair values. In the second step, the Company compared the implied fair value of goodwill in accordance with the methodology prescribed by SFAS 142 to its book value. As a result of such impairment tests completed in the first quarter of 2002, the Company determined that goodwill related to Blockbuster was impaired resulting in an impairment charge of $1.82 billion in total or $1.48 billion, net of minority interest and tax. The impairment charge was recorded as a cumulative effect of a change in accounting principle, net of minority interest and tax, in the Company's consolidated statement of operations for the six months ended June 30, 2002.

Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"), effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 requires the capitalization of asset retirement costs as part of the total cost of the related long-lived asset and the depreciation of this cost over the corresponding asset's useful life. SFAS 143 primarily applies to certain of the Company's video store leases and billboard advertising locations, where the Company is legally obligated to remove leasehold improvements to restore the property to its original condition. The asset retirement obligation was $49.5 million and $51.4 million at January 1, 2003 and June 30, 2003, respectively. As a result of the adoption of this standard, the Company recognized in the first quarter of 2003 a charge of $18.5 million, or $.01 per share, reflected as a cumulative effect of change in accounting principle, net of minority interest and tax. Assuming adoption of SFAS 143 had occurred on January 1, 2002, the impact would not be material to the Company's financial position at December 31, 2002 and the Company's statement of operations and cash flows for the three and six-month periods ended June 30, 2002.

Recent Pronouncements—In May 2003, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 will not have a material effect on the Company's financial position.

2)    SUBSEQUENT EVENT

On July 23, 2003, the Company's Board of Directors declared a quarterly cash dividend of $.06 per share on Viacom Class A and Class B Common Stock. The dividend is payable on October 1, 2003 to stockholders of record at the close of business on August 15, 2003.

3)    GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets subject to amortization primarily consist of franchise and subscriber agreements that are being amortized over 5 to 40 years. Amortization expense was $26.2 million and $25.5 million for the three months ended June 30, 2003 and 2002, respectively, and $51.5 million and $51.2 million for the six months ended June 30, 2003 and June 30, 2002, respectively. Amortization expense may vary in the future as acquisitions and dispositions occur and as purchase price allocations are finalized. Without regard to future acquisitions, the Company expects its annual amortization expense to be approximately $100 million for each of the next five succeeding years.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

The Company's intangible assets subject to amortization and related accumulated amortization were as follows:

	At June 30, 2003

	Gross	Accumulated Amortization	Net

Franchise agreements	$453.2	$(78.7)	$374.5
Subscriber agreements	372.5	(158.4)	214.1
Other intangible assets	242.1	(92.6)	149.5

Total	$1,067.8	$(329.7)	$738.1

	At December 31, 2003

	Gross	Accumulated Amortization	Net

Franchise agreements	$452.3	$(64.8)	$387.5
Subscriber agreements	372.5	(133.2)	239.3
Other intangible assets	243.6	(83.5)	160.1

Total	$1,068.4	$(281.5)	$786.9

FCC licenses of approximately $11.7 billion at June 30, 2003 and December 31, 2002, were recorded as intangible assets with indefinite lives and were not subject to amortization. In determining that FCC licenses have indefinite lives, the Company considered several factors including: (i) its licenses are renewable at very little cost; (ii) it has historically demonstrated its ability to renew such licenses; and (iii) the Company believes that broadcasting technologies are not expected to be replaced or changed significantly and, therefore, its ability to renew its FCC licenses will not be impacted. The Company tests FCC licenses for impairment annually by comparing the fair value of such licenses with the underlying carrying amount. The Company has not recognized any impairment losses related to its FCC licenses.

The changes in the book value of goodwill, by segment, for the six months ended June 30, 2003 were as follows:

	Balance at December 31, 2002	Acquisitions(a)	Adjustments(b)	Balance at June 30, 2003

Cable Networks	$7,330.1	$1,127.5	$5.2	$8,462.8
Television	13,182.1	—	—	13,182.1
Radio	19,328.7	—	(56.1)	19,272.6
Outdoor	11,409.1	33.1	66.0	11,508.2
Entertainment	1,972.3	—	.6	1,972.9
Video	3,894.0	—	(7.5)	3,886.5

Total	$57,116.3	$1,160.6	$8.2	$58,285.1

(a)
The $1.1 billion increase in goodwill in the Cable Networks segment resulted from the acquisition of Comedy Central during the second quarter of 2003.

(b)
Adjustments primarily relate to foreign currency translation adjustments, the reversal of reserves previously established in purchase price accounting which were determined to be no longer necessary and purchase price allocations for acquisitions.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

4)    INVENTORY

	At June 30, 2003	At December 31, 2002

Theatrical and television inventory:
Theatrical:
Released (including acquired film libraries)	$601.0	$522.3
Completed, not released	43.2	98.7
In process and other	442.7	509.8
Television:
Released	965.6	878.0
In process and other	34.7	90.2
Program rights	2,808.9	2,658.2

	4,896.1	4,757.2
Less current portion	734.0	718.8

	4,162.1	4,038.4

Merchandise inventory	430.7	505.7
Rental inventory	370.6	430.6
Publishing, primarily finished goods	77.5	71.9
Other	70.2	94.3

	949.0	1,102.5
Less current portion	538.1	613.9

	410.9	488.6

Total Current Inventory	$1,272.1	$1,332.7

Total Non-Current Inventory	$4,573.0	$4,527.0

5)    ACQUISITIONS

On May 22, 2003 the Company completed its acquisition of the remaining 50% interest in Comedy Central that it did not own for $1.2 billion in cash. Comedy Central's results have been consolidated as part of Cable Networks, effective from the date of acquisition. The acquisition of the remaining 50% interest in Comedy Central was accounted for under the purchase method of accounting. The excess purchase price over the fair value of the tangible net assets acquired of approximately $1.1 billion was allocated to goodwill. The final allocation of the purchase price will be based on comprehensive final evaluations of the fair value of Comedy Central's assets acquired and liabilities assumed.

6)    RESTRUCTURING AND MERGER-RELATED CHARGES

In the second quarter of 2003, restructuring charges of $26.4 million were recorded at Cable Networks. These charges principally reflected $17.7 million of severance liabilities resulting from the acquisition of Comedy Central and organizational changes at Showtime Networks Inc. Also included in this total was $8.4 million for additional lease termination costs for MTV Networks ("MTVN") due to a change in the initial estimate for its 2001 charge. The restructuring charges were recorded in the statement of

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

6)    RESTRUCTURING AND MERGER-RELATED CHARGES (Continued)

operations as part of selling, general and administrative expenses for $23.4 million and operating expenses for $3.0 million. For the six months ended June 30, 2003, the Company had paid and charged $6.6 million against the severance liabilities. Severance payments will continue through 2005 since certain employees will be paid out over the terms of their employment contracts. For the six months ended June 30, 2003, approximately $2.5 million of expenses related to lease termination costs were charged against the lease liability.

In 2001, the Company recorded a Cable Networks restructuring charge of $66.6 million for MTVN and a UPN restructuring charge of $52.8 million. These charges were principally associated with reducing headcount and closing certain MTVN domestic and foreign offices and integrating UPN into CBS Network operations.

In the second quarter of 2000, the Company recorded a non-recurring merger-related charge of $698.5 million ($504.5 million after-tax or $.41 per share), associated with the integration of Viacom and CBS and the acquisition of UPN.

The following table summarizes the activity for merger-related and restructuring charges discussed above:

	Viacom/CBS Merger Related Charge	Cable Networks Restructuring Charges	UPN Restructuring Charge

Balance at December 31, 2002	$33.6	$18.3	$2.3
Charges	—	26.4	—
Cash payments	(4.8)	(9.1)	(.8)
Non-cash charges	—	—	(1.4)

Balance at June 30, 2003	$28.8	$35.6	$.1

7)    LONG-TERM DEBT

The following table sets forth the Company's long-term debt:

	At June 30, 2003	At December 31, 2002

Notes payable to banks	$317.5	$423.7
Commercial paper	174.7	174.6
Senior debt (4.625%-8.875% due 2003-2051)	9,951.6	9,530.7
Senior subordinated debt (10.50% due 2009)	60.9	56.1
Other notes	28.4	28.6
Obligations under capital leases	390.7	392.2

Total Debt	10,923.8	10,605.9
Less current portion	362.0	199.0
Less discontinued operations debt (a)	201.7	201.7

Total Long-Term Debt	$10,360.1	$10,205.2

  (a)
  Included in "Other liabilities" on the consolidated balance sheets.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

7)    LONG-TERM DEBT (Continued)

The Company's total debt presented in the table includes, for the periods ending June 30, 2003 and December 31, 2002, respectively, (i) an aggregate unamortized premium of $42.5 million and $49.5 million and (ii) the change in the carrying value of the senior debt, since inception, relating to fair value swaps of $99.0 million and $86.2 million.

The senior debt and senior subordinated debt of each of Viacom Inc. and its wholly owned subsidiary, Viacom International Inc. ("Viacom International"), is fully and unconditionally guaranteed by Viacom International and Viacom Inc., respectively. The senior debt and senior subordinated debt of the Company's wholly owned subsidiaries, CBS Broadcasting Inc. and Go Outdoor Systems Holdings S.A., respectively, are not guaranteed; the aggregate outstanding amount of such debt at June 30, 2003 was $113.1 million.

On May 14, 2003, the Company issued $300 million 4.625% senior notes due 2018 and $450 million 5.50% senior debentures due 2033. Interest on the senior notes and senior debentures is payable semi-annually. Proceeds from the debt issuance were used for general corporate purposes, including funding a portion of the acquisition of Comedy Central. The senior notes and senior debentures are redeemable at any time at their principal amount plus the applicable premium and accrued interest.

During the first quarter of 2003, the 6.75% senior notes due January 15, 2003 matured in the amount of $333.8 million.

On February 28, 2003, the Company entered into a $1.7 billion, 364-day credit facility to replace the $1.8 billion facility which was to expire in March 2003.

At June 30, 2003, the Company had commercial paper borrowings of $174.7 million under its $4.65 billion commercial paper program. Borrowings under the program have maturities of less than one year. The Company's credit facilities supporting the commercial paper borrowings totaled $4.65 billion at June 30, 2003.

At June 30, 2003, the Company classified approximately $451.0 million of commercial paper and other debt scheduled to mature within the next twelve months as long-term debt, reflecting its intent and ability, through the existence of unused revolving credit facilities, to refinance this debt on a long-term basis.

At June 30, 2003, notes payable to banks of $317.5 million decreased $106.2 million from December 31, 2002, principally due to net repayments under the Blockbuster credit agreement of approximately $100 million.

Accounts Receivable Securitization Programs

As of June 30, 2003 and December 31, 2002, the Company had an aggregate of $1.0 billion and $981.9 million, respectively, outstanding under revolving receivable securitization programs. The Company is required to maintain certain ratios in connection with the programs. As of June 30, 2003 and December 31, 2002, the Company was in compliance with the required ratios under the receivable securitization programs.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

8)    SHARE PURCHASE PROGRAM

For the six months ended June 30, 2003, on a trade date basis, the Company purchased approximately 5.4 million shares of its Class B Common Stock for approximately $231.8 million under its current $3.0 billion stock purchase program. Since inception of this program in October 2002, a total of 8.7 million shares have been purchased through June 30, 2003, for approximately $372.4 million, leaving $2.6 billion remaining under the $3.0 billion program to purchase Company Common Stock.

9)    COMMITMENTS AND CONTINGENCIES

Programming and talent commitments of the Company, estimated to aggregate approximately $13.5 billion, are not reflected on the balance sheet as of June 30, 2003. These commitments include approximately $8.7 billion for the acquisition of sports programming rights, approximately $3.7 billion relating to television, radio and feature film production and acquisitions and approximately $1.1 billion for talent contracts. A majority of such fees are payable over several years, as part of the normal course of business.

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

The Company owns a 50% equity interest in United Cinemas International ("UCI"), which operates movie theaters in Europe, South America and Asia. As of June 30, 2003, the Company guaranteed approximately $289.7 million of UCI's debt obligations under a revolving credit facility, which expires in December 2004, and $177.2 million of UCI's theater leases. The Company also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres, LLC and guarantees certain theater leases for approximately $13.6 million. The debt and lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of June 30, 2003 as they were provided prior to the adoption of FIN 45.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

9)    COMMITMENTS AND CONTINGENCIES (Continued)

The Company is also subject to certain lease guarantees related to the divestitures of certain businesses. In October 1998, Blockbuster Music stores were sold to Wherehouse Entertainment Inc. ("Wherehouse"). Some of the leases transferred in connection with this sale had previously been guaranteed either by the Company or its affiliates. The remaining initial terms of these leases expire on various dates through 2007. However, certain leases contain renewal options that can extend the primary lease term and remain subject to the guarantee. Blockbuster had previously agreed to indemnify the Company with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guarantee expirations provided to Blockbuster by Wherehouse in connection with its bankruptcy, Blockbuster's current estimate of the contingent liability is approximately $36.0 million. Blockbuster recorded a reserve of $18.7 million during the fourth quarter of 2002 which represented its estimate of the undiscounted lease guarantee obligation associated with the stores that Wherehouse has indicated it will vacate. The Company has accounted for these reserves in discontinued operations.

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

Claims typically are filed in large groups and may be settled in large groups, which makes the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2003, the Company had pending approximately 116,200 asbestos claims, as compared to approximately 103,800 as of December 31, 2002 and approximately 118,000 as of June 30, 2002. The June 2002 number of claims included approximately 7,600 claims on an inactive docket which would not be counted as pending under the Company's current methodology. In addition, the December 31, 2002 pending claim number reflects the transfer of approximately 24,000 claims to a deferred docket of claimants alleging minimal or no impairment established by order of the Supreme

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

9)    COMMITMENTS AND CONTINGENCIES (Continued)

Court of New York in December 2002. Of the claims pending as of June 30, 2003, approximately 86,600 were pending in state courts, 27,100 in federal court and approximately 2,500 were third party claims. During the second quarter of 2003, the Company received approximately 18,900 new claims and closed approximately 11,900 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

Antitrust.    In July 2002, judgment was entered in favor of the Company, Blockbuster, Paramount Home Entertainment and other major motion picture studios and their home video subsidiaries with respect to a complaint filed in the United States District Court for the Western District of Texas. The complaint included federal antitrust and California state law claims. Plaintiffs have appealed the federal court judgment. In February 2003, a similar complaint that had been filed in a Los Angeles County Superior Court was also dismissed with prejudice. The plaintiffs have appealed the California state court dismissal, as well as a prior denial of class certification. The Company believes that the plaintiffs' positions in these litigations are without merit and intends to continue to vigorously defend itself in the litigations.

Blockbuster Securities Actions.    During February and March 2003, putative class action complaints were filed against Blockbuster in the United States District Court for the Northern District of Texas. Certain directors and officers of Blockbuster were also named as defendants. The remaining putative class actions have been consolidated into one action styled In re Blockbuster Inc. Securities Litigation, which is pending in the same court. The consolidated amended complaint, filed July 2003, claims violations of the Securities Exchange Act of 1934 for the time period approximately between February and December 2002. It also generally alleges that the defendants made untrue statements of material fact and/or omitted to disclose material facts about Blockbuster's business and operations, that the value of Blockbuster's common stock was therefore artificially inflated and that certain of the individual defendants sold shares of Blockbuster's common stock at inflated prices. The plaintiffs seek unspecified compensatory damages. In addition, three shareholder derivative actions were filed in February, March and April 2003, of which two are pending in federal court in Texas and one in Texas state court, each arising from substantially similar operative facts. These three actions include claims for breach of

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

9)    COMMITMENTS AND CONTINGENCIES (Continued)

fiduciary duties for various time periods beginning in February 2002. The shareholder derivative actions name certain Blockbuster officers and directors, some of whom are directors and/or executive officers of the Company, as individual defendants, and Blockbuster as a nominal defendant. The Company believes the plaintiffs' positions in all of these actions are without merit and intends to vigorously defend these matters.

Other.    The Company had been in a dispute over amounts owed by an international licensee under a series of long-term licensing arrangements covering feature film and television product. In August 2003, the Company resolved this legal dispute. The Company believes that the resolution of this legal matter will not have a material adverse effect on the Company's consolidated results of operations.

In December 2002, Buena Vista Home Entertainment, Inc. filed a complaint in United States District Court for the Central District of California claiming that Blockbuster had breached the revenue-sharing agreement between the two parties. Buena Vista claims damages in excess of $120 million. Blockbuster has answered and asserted counterclaims for reformation and breach of contract. On July 22, 2003, the California federal court granted Buena Vista's motion for partial summary judgment, stating in its ruling that a liquidated damages provision in the contract is enforceable. Blockbuster has filed a motion to reconsider this ruling. The Company believes the plaintiff's position is without merit, and intends to vigorously defend this matter.

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

Revenues generated between the segments are recorded at fair market value as if the sales were to third parties and are eliminated in consolidation. Intercompany revenue eliminations were principally associated with the Entertainment, Television, Cable, Radio and Outdoor segments and were $69.5 million, $16.4 million, $22.4 million, $8.3 million and $7.7 million, respectively, for the three months ended June 30, 2003 and $177.4 million, $38.4 million, $64.2 million, $22.6 million and $14.6 million, respectively, for the six months ended June 30, 2003. Intercompany revenue eliminations for the three and six months ended June 30, 2002 were principally associated with the Entertainment, Television and Cable segments and were $103.1 million, $19.9 million and $17.5 million, respectively, for the quarter and $153.1 million, $70.1 million and $27.4 million, respectively, for the six months.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

10)    REPORTABLE SEGMENTS (Continued)

Operating income eliminations primarily reflect intercompany transactions from the sale of television product and feature films to cable and broadcast networks.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues:
Cable Networks	$1,348.5	$1,105.0	$2,516.7	$2,136.2
Television	1,862.0	1,694.2	3,786.5	3,545.0
Radio	551.0	565.8	994.8	1,017.1
Outdoor	462.4	423.3	840.7	771.5
Entertainment	920.0	925.4	1,718.2	1,697.6
Video	1,392.2	1,271.0	2,910.0	2,597.0
Eliminations	(117.8)	(135.2)	(297.8)	(242.7)

Total Revenues	$6,418.3	$5,849.5	$12,469.1	$11,521.7

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

10) REPORTABLE SEGMENTS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Operating Income:
Cable Networks	$492.8	$371.9	$925.0	$728.0
Television	392.2	345.9	634.8	560.3
Radio	266.0	278.9	456.6	468.6
Outdoor	78.3	71.5	103.7	97.1
Entertainment	72.2	112.2	93.7	154.6
Video	105.3	72.0	254.0	191.4

Segment total	1,406.8	1,252.4	2,467.8	2,200.0
Corporate expenses	(50.6)	(42.9)	(80.7)	(72.9)
Residual costs(a)	(36.6)	(22.0)	(73.2)	(44.0)
Eliminations	(4.1)	(9.7)	(11.6)	(39.8)

Total Operating Income	1,315.5	1,177.8	2,302.3	2,043.3
Interest expense	(195.8)	(221.9)	(389.3)	(431.1)
Interest income	3.9	3.5	7.6	7.5
Other items, net	8.5	(27.3)	20.9	(18.3)

Earnings before income taxes, equity in loss of affiliated companies, minority interest, and cumulative effect of change in accounting principle	1,132.1	932.1	1,941.5	1,601.4
Provision for income taxes	(456.1)	(374.2)	(786.3)	(648.6)
Equity in loss of affiliated companies, net of tax	(2.4)	(3.7)	(2.4)	(17.8)
Minority interest, net of tax	(14.0)	(7.7)	(31.6)	(21.1)

Net earnings before cumulative effect of change in accounting principle	659.6	546.5	1,121.2	913.9
Cumulative effect of change in accounting principle, net of minority interest and tax	—	—	(18.5)	(1,480.9)

Net earnings (loss)	$659.6	$546.5	$1,102.7	$(567.0)

(a)
Primarily includes pension and post-retirement benefit costs for benefit plans retained by the Company for previously divested businesses.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

10) REPORTABLE SEGMENTS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Depreciation and Amortization:
Cable Networks	$48.0	$50.5	$95.7	$97.7
Television	37.0	35.6	74.0	69.3
Radio	7.0	8.2	13.9	16.0
Outdoor	54.7	50.6	106.9	101.5
Entertainment	32.5	31.1	62.4	59.3
Video	61.6	56.9	123.3	112.8
Corporate	5.6	5.8	11.4	11.5

Total Depreciation and Amortization	$246.4	$238.7	$487.6	$468.1

	At June 30, 2003	At December 31, 2002

Total Assets:
Cable Networks	$12,902.5	$11,548.7
Television	25,254.0	25,704.5
Radio	25,277.2	25,288.0
Outdoor	14,427.2	14,299.2
Entertainment	6,113.6	5,953.9
Video	5,985.2	6,206.1
Corporate	2,133.9	1,938.6
Eliminations	(1,377.8)	(1,184.8)

Total Assets	$90,715.8	$89,754.2

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

	Statement of Operations for the Three Months Ended June 30, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$92.0	$820.8	$5,528.8	$(23.3)	$6,418.3

Expenses:
Operating	36.0	260.9	3,441.0	(22.0)	3,715.9
Selling, general and administrative	57.3	234.3	850.2	(1.3)	1,140.5
Depreciation and amortization	3.0	22.7	220.7	—	246.4

Total expenses	96.3	517.9	4,511.9	(23.3)	5,102.8

Operating income (loss)	(4.3)	302.9	1,016.9	—	1,315.5
Interest expense, net	(161.2)	(27.8)	(2.9)	—	(191.9)
Other items, net	(4.0)	(7.7)	20.2	—	8.5

Earnings (loss) before income taxes, equity in loss of affiliated companies, minority interest, and cumulative effect of change in accounting principle	(169.5)	267.4	1,034.2	—	1,132.1
Benefit (provision) for income taxes	66.9	(107.1)	(415.9)	—	(456.1)
Equity in earnings of affiliated companies, net of tax	762.2	177.7	2.9	(945.2)	(2.4)
Minority interest, net of tax	—	—	(14.0)	—	(14.0)

Net earnings	$659.6	$338.0	$607.2	$(945.2)	$659.6

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

11)    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Statement of Operations for the Six Months Ended June 30, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$166.4	$1,493.7	$10,868.3	$(59.3)	$12,469.1

Expenses:
Operating	69.3	478.7	7,100.5	(59.4)	7,589.1
Selling, general and administrative	113.5	392.3	1,593.3	(9.0)	2,090.1
Depreciation and amortization	5.6	45.3	436.7	—	487.6

Total expenses	188.4	916.3	9,130.5	(68.4)	10,166.8

Operating income (loss)	(22.0)	577.4	1,737.8	9.1	2,302.3
Interest expense, net	(320.1)	(48.7)	(12.9)	—	(381.7)
Other items, net	(8.5)	6.0	23.4	—	20.9

Earnings (loss) before income taxes, equity in loss of affiliated companies, minority interest, and cumulative effect of change in accounting principle	(350.6)	534.7	1,748.3	9.1	1,941.5
Benefit (provision) for income taxes	139.2	(213.4)	(712.1)	—	(786.3)
Equity in earnings (loss) of affiliated companies, net of tax	1,314.1	323.0	(2.3)	(1,637.2)	(2.4)
Minority interest, net of tax	—	—	(31.6)	—	(31.6)

Net earnings before cumulative effect of change in accounting principle	1,102.7	644.3	1,002.3	(1,628.1)	1,121.2
Cumulative effect of change in accounting principle, net of tax	—	(3.3)	(15.2)	—	(18.5)

Net earnings	$1,102.7	$641.0	$987.1	$(1,628.1)	$1,102.7

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

11)    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Statement of Operations for the Three Months Ended June 30, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$87.0	$622.9	$5,149.9	$(10.3)	$5,849.5

Expenses:
Operating	31.5	205.1	3,143.3	(10.1)	3,369.8
Selling, general and administrative	34.3	192.2	838.8	(2.1)	1,063.2
Depreciation and amortization	2.9	10.1	225.7	—	238.7

Total expenses	68.7	407.4	4,207.8	(12.2)	4,671.7

Operating income	18.3	215.5	942.1	1.9	1,177.8
Interest expense, net	(145.9)	(25.2)	(47.3)	—	(218.4)
Other items, net	(5.0)	(14.2)	(7.7)	(.4)	(27.3)

Earnings (loss) before income taxes, equity in loss of affiliated companies, minority interest, and cumulative effect of change in accounting principle	(132.6)	176.1	887.1	1.5	932.1
Benefit (provision) for income taxes	53.6	(71.6)	(356.2)	—	(374.2)
Equity in earnings (loss) of affiliated companies, net of tax	625.5	148.5	(9.9)	(767.8)	(3.7)
Minority interest, net of tax	—	—	(7.7)	—	(7.7)

Net earnings	$546.5	$253.0	$513.3	$(766.3)	$546.5

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

11)    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Statement of Operations for the Six Months Ended June 30, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$158.2	$1,186.5	$10,239.2	$(62.2)	$11,521.7

Expenses:
Operating	63.8	394.3	6,585.4	(32.5)	7,011.0
Selling, general and administrative	72.7	344.5	1,587.6	(5.5)	1,999.3
Depreciation and amortization	5.5	48.3	414.3	—	468.1

Total expenses	142.0	787.1	8,587.3	(38.0)	9,478.4

Operating income	16.2	399.4	1,651.9	(24.2)	2,043.3
Interest expense, net	(313.1)	(11.8)	(98.7)	—	(423.6)
Other items, net	(12.5)	(3.0)	(2.4)	(.4)	(18.3)

Earnings (loss) before income taxes, equity in loss of affiliated companies, minority interest, and cumulative effect of change in accounting principle	(309.4)	384.6	1,550.8	(24.6)	1,601.4
Benefit (provision) for income taxes	125.0	(156.5)	(617.1)	—	(648.6)
Equity in loss of affiliated companies, net of tax	(382.6)	(1,220.0)	(25.0)	1,609.8	(17.8)
Minority interest, net of tax	—	—	(21.1)	—	(21.1)

Net earnings (loss) before cumulative effect of change in accounting principle	(567.0)	(991.9)	887.6	1,585.2	913.9
Cumulative effect of change in accounting principle, net of minority interest and tax	—	—	(1,480.9)	—	(1,480.9)

Net loss	$(567.0)	$(991.9)	$(593.3)	$1,585.2	$(567.0)

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

11)    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Balance Sheet at June 30, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Assets
Cash and cash equivalents	$397.6	$80.1	$403.6	$—	$881.3
Receivables, net	74.2	474.8	3,040.2	(189.7)	3,399.5
Inventory	8.4	120.8	1,142.9	—	1,272.1
Prepaid expenses and other current assets	194.1	346.2	994.3	—	1,534.6

Total current assets	674.3	1,021.9	5,581.0	(189.7)	7,087.5

Property and equipment	375.8	841.1	9,127.1	—	10,344.0
Less accumulated depreciation and amortization	57.9	461.2	3,725.7	—	4,244.8

Net property and equipment	317.9	379.9	5,401.4	—	6,099.2

Inventory	11.1	973.5	3,788.0	(199.6)	4,573.0
Goodwill	116.4	1,315.0	56,853.7	—	58,285.1
Intangibles	141.6	2.7	12,314.1	—	12,458.4
Investments in consolidated subsidiaries	66,211.5	15,450.9	—	(81,662.4)	—
Other assets	200.5	236.1	2,122.1	(346.1)	2,212.6

Total Assets	$67,673.3	$19,380.0	$86,060.3	$(82,397.8)	$90,715.8

Liabilities and Stockholders' Equity
Accounts payable	$4.4	$66.6	$835.5	$(13.5)	$893.0
Accrued expenses and other	415.2	583.3	3,868.4	(97.9)	4,769.0
Participants' share, residuals and royalties payable	—	19.7	1,172.3	(76.3)	1,115.7
Current portion of long-term debt	4.3	10.5	347.2	—	362.0

Total current liabilities	423.9	680.1	6,223.4	(187.7)	7,139.7

Long-term debt	9,776.9	195.9	449.0	(61.7)	10,360.1
Other liabilities	(10,338.8)	5,951.3	9,388.1	3,679.6	8,680.2
Minority interest	—	—	875.6	—	875.6
Stockholders' Equity:
Preferred Stock	—	106.8	21.4	(128.2)	—
Common Stock	18.6	185.7	770.5	(956.2)	18.6
Additional paid-in capital	65,726.1	6,565.2	67,440.6	(74,005.8)	65,726.1
Retained earnings	7,127.9	5,750.4	893.0	(10,734.6)	3,036.7
Accumulated other comprehensive loss	(366.2)	(55.4)	(1.3)	(3.2)	(426.1)

	72,506.4	12,552.7	69,124.2	(85,828.0)	68,355.3
Less treasury stock, at cost	4,695.1	—	—	—	4,695.1

Total stockholders' equity	67,811.3	12,552.7	69,124.2	(85,828.0)	63,660.2

Total Liabilities and Stockholders' Equity	$67,673.3	$19,380.0	$86,060.3	$(82,397.8)	$90,715.8

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

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

11)    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Statement of Cash Flows for the Six Months Ended June 30, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(787.9)	$611.3	$1,887.3	$—	$1,710.7

Investing Activities:
Acquisitions, net of cash acquired	—	(1,224.5)	(47.5)	—	(1,272.0)
Capital expenditures	—	(32.5)	(196.9)	—	(229.4)
Investments in and advances to affiliated companies	—	(16.2)	(15.3)	—	(31.5)
Other, net	—	21.1	3.0	—	24.1

Net cash flow used for investing activities	—	(1,252.1)	(256.7)	—	(1,508.8)

Financing Activities:
Proceeds from issuance of notes and debentures	736.2	—	4.3	—	740.5
Proceeds from exercise of stock options	85.2	—	2.0	—	87.2
Repayments to banks, including commercial paper, net	(1.1)	—	(105.8)	—	(106.9)
Repayment of notes and debentures	(334.7)	—	(4.6)	—	(339.3)
Payment of capital lease obligations	—	(6.9)	(57.2)	—	(64.1)
Purchase of Company common stock	(266.0)	—	—	—	(266.0)
Increase (decrease) in intercompany payables	729.0	656.6	(1,385.6)	—	—
Other, net	—	—	(3.4)	—	(3.4)

Net cash flow provided by (used for) financing activities	948.6	649.7	(1,550.3)	—	48.0

Net increase in cash and cash equivalents	160.7	8.9	80.3	—	249.9
Cash and cash equivalents at beginning of period	236.9	71.2	323.3	—	631.4

Cash and cash equivalents at end of period	$397.6	$80.1	$403.6	$—	$881.3

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

11)    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Statement of Cash Flows for the Six Months Ended June 30, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(254.1)	$166.6	$1,702.3	$—	$1,614.8

Investing Activities:
Acquisitions, net of cash acquired	—	(44.4)	(653.8)	—	(698.2)
Capital expenditures	—	(30.5)	(174.0)	—	(204.5)
Investments in and advances to affiliated companies	—	(29.0)	(6.6)	—	(35.6)
Other, net	—	4.3	18.7	—	23.0

Net cash flow used for investing activities	—	(99.6)	(815.7)	—	(915.3)

Financing Activities:
Proceeds from issuance of senior notes and debentures	696.4	—	—	—	696.4
Proceeds from exercise of stock options	216.9	—	31.9	—	248.8
Repayments to banks, including commercial paper, net	(364.7)	—	(50.9)	—	(415.6)
Repayment of notes and debentures	(459.4)	(250.0)	(27.1)	—	(736.5)
Payment of capital lease obligations	—	(7.1)	(50.4)	—	(57.5)
Purchase of Company common stock	(506.4)	—	—	—	(506.4)
Increase (decrease) in intercompany payables	390.5	295.3	(685.8)	—	—
Other, net	—	—	(1.3)	—	(1.3)

Net cash flow provided by (used for) financing activities	(26.7)	38.2	(783.6)	—	(772.1)

Net (decrease) increase in cash and cash equivalents	(280.8)	105.2	103.0	—	(72.6)
Cash and cash equivalents at beginning of period	367.7	2.7	357.0	—	727.4

Cash and cash equivalents at end of period	$86.9	$107.9	$460.0	$—	$654.8

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

Overview

Viacom Inc., together with its consolidated subsidiaries ("Viacom" or the "Company"), is a diversified worldwide entertainment company with operations in the following segments:

  •
  CABLE NETWORKS: The Cable Networks segment consists of MTV Networks ("MTVN"), including MTV MUSIC TELEVISION, NICKELODEON/NICK AT NITE, VH1 MUSIC FIRST, MTV2 MUSIC TELEVISION, TV LAND, CMT: COUNTRY MUSIC TELEVISION, SPIKE TV, COMEDY CENTRAL, COLLEGE TELEVISION NETWORK ("CTN") and NOGGIN; SHOWTIME NETWORKS INC. ("SNI"); and the BET CABLE NETWORK and BET JAZZ: THE JAZZ CHANNEL, among other program services. Cable Networks revenues are generated primarily from advertising sales and affiliate fees. Cable Networks contributed 21% and 20% to consolidated revenues for the three and six months ended June 30, 2003, respectively, and 19% and 18% for the three and six months ended June 30, 2002, respectively.

  •
  TELEVISION: The Television segment consists of the CBS and UPN television networks, the Company's 39 owned broadcast television stations, and its television production and syndication business, including KING WORLD PRODUCTIONS and PARAMOUNT TELEVISION. Television revenues are generated primarily from advertising sales and television license fees. Television contributed 29% and 30% to consolidated revenues for the three and six months ended June 30, 2003, respectively, and 29% and 31% for the three and six months ended June 30, 2002, respectively.

  •
  RADIO: The Radio segment owns and operates 185 radio stations in 40 U.S. markets. Radio revenues are generated primarily from advertising sales. Radio contributed 9% and 8% to consolidated revenues for the three and six months ended June 30, 2003, respectively, and 10% and 9% for the three and six months ended June 30, 2002, respectively.

  •
  OUTDOOR: The Outdoor segment displays advertising on media such as billboards, bulletins, buses, bus shelters and benches, trains, train platforms and terminals throughout commuter rail systems, mall posters and phone kiosks. Outdoor revenues are generated primarily from advertising sales. Outdoor contributed 7% to consolidated revenues for the three and six months ended June 30, 2003 and 2002.

  •
  ENTERTAINMENT: The Entertainment segment includes PARAMOUNT PICTURES, which produces and distributes theatrical motion pictures; SIMON AND SCHUSTER which publishes and distributes consumer books and multimedia products, under such imprints as SIMON & SCHUSTER, POCKET BOOKS, SCRIBNER and THE FREE PRESS; PARAMOUNT PARKS, which is principally engaged in the ownership and operation of five theme parks and a themed attraction in the U.S. and Canada; and movie theater and music publishing operations. Entertainment revenues are generated primarily from feature film exploitation, publishing, theme park operations and movie theaters. Entertainment contributed 14% to consolidated revenues for the three and six months ended June 30, 2003, and 16% and 15% for the three and six months ended June 30, 2002, respectively.

  •
  VIDEO: The Video segment consists of an approximately 80.4% equity interest in Blockbuster Inc., which operates and franchises 8,698 BLOCKBUSTER video stores worldwide. Video revenues are generated primarily from its rental and retail sales of videocassettes ("VHS"), DVDs and games. Video contributed 22% and 23% to consolidated revenues for the three and six months ended June 30, 2003, respectively, and 22% for the three and six months ended June 30, 2002.

  Management's Discussion and Analysis of
  Results of Operations and Financial Condition

  The tables below present the Company's consolidated revenues by type and the percentage and amount of contribution of each type of revenue to consolidated revenues, net of intercompany eliminations, for the three and six months ended June 30, 2003 and 2002.

	Revenues by Type

	Three Months Ended June 30,			Six Months Ended June 30,
			Better/ (Worse)%			Better/ (Worse)%
	2003	2002		2003	2002

Advertising sales	$3,056.6	$2,759.2	11%	$5,743.0	$5,305.2	8%
Rental/retail sales	1,370.2	1,255.0	9	2,864.6	2,558.8	12
Affiliate fees	596.9	541.0	10	1,179.7	1,089.4	8
Feature film exploitation	437.2	415.3	5	887.3	906.1	(2)
TV license fees	309.5	286.0	8	673.2	623.0	8
Other(a)	647.9	593.0	9	1,121.3	1,039.2	8

Total	$6,418.3	$5,849.5	10%	$12,469.1	$11,521.7	8%

	Percentage of Revenues by Type

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Advertising sales	48%	47%	46%	46%
Rental/retail sales	21	21	23	22
Affiliate fees	9	9	10	10
Feature film exploitation	7	7	7	8
TV license fees	5	5	5	5
Other(a)	10	11	9	9

Total	100%	100%	100%	100%

(a)
Other primarily includes revenues from publishing, theme park operations and movie theaters.

  Consolidated Results of Operations

  Three and Six Months Ended June 30, 2003 versus Three and Six Months Ended June 30, 2002

  Revenues

  For the three months ended June 30, 2003, revenues of $6.4 billion increased 10% from $5.8 billion and for the six months ended June 30, 2003, revenues of $12.5 billion increased 8% from $11.5 billion in the prior year. Growth in the second quarter and six month periods was driven primarily by increases in advertising sales, affiliate fees, rental/retail sales and television license fees. For the periods presented, the Company generated approximately 83% of its consolidated revenues domestically and approximately 17% in international regions, principally Europe and Canada.

  Advertising sales increased 11% in the second quarter of 2003 principally led by increases of 31% in Cable Networks, 9% in Television and 9% in Outdoor. For the six months ended June 30, 2003, advertising sales increased 8% with growth of 25% in Cable Networks, 7% in Television and 9% in Outdoor. The increases in advertising revenues were driven primarily by increased domestic units sold

  Management's Discussion and Analysis of
  Results of Operations and Financial Condition

  at cable networks and increased pricing and units sold at the broadcast network operations. Contributing to advertising sales growth in the quarter were the acquisitions of Comedy Central in May 2003 and KCAL-TV in May 2002. Advertising sales in the second quarter at the television stations and broadcast networks were also positively impacted by the timing of the National Semifinals of the NCAA Men's Basketball Championship Tournament which occurred in the second quarter of 2003 versus the first quarter of 2002. Outdoor advertising growth in both the second quarter and six month periods reflected higher domestic billboard revenues as well as favorable currency exchange rates.

  Rental/retail revenues in the Video segment for the three months ended June 30, 2003 were up 9% reflecting growth of 45% in retail and 3% in rental revenues. For the six months ended June 30, 2003, rental/retail revenues increased 12% with a 49% increase in retail and 5% increase in rental revenues. Both rental and retail growth were driven by an increase in the number of worldwide company-operated stores of 535 since June 30, 2002 and strong growth in DVD rental and retail as well as game retail revenues. These increases were partially offset by a decline in VHS rental and retail revenues.

  Affiliate fees for the three and six months ended June 30, 2003 increased 10% and 8%, respectively, compared with the same prior-year periods. This increase was primarily driven by increases at MTVN reflecting an increase in average rate per subscriber at MTVN's domestic channels, excluding digital and Comedy Central, and growth in subscriber volume.

  Television license fees increased 8% for the three and six months ended June 30, 2003 principally reflecting higher worldwide syndication, home entertainment and network revenues.

  Feature film exploitation revenues for the three months ended June 30, 2003 increased 5% due to higher worldwide home video and foreign theatrical revenues partially offset by lower domestic theatrical and network revenues. For the six months ended June 30, 2003, feature film revenues decreased 2% due to lower domestic theatrical, network, pay television and domestic home video revenues partially offset by higher foreign home video and syndication revenues.

  Operating Expenses

  For the three and six months ended June 30, 2003, operating expenses of $3.7 billion and $7.6 billion increased 10% and 8%, respectively, over operating expenses for the same prior-year periods principally reflecting the following:

  •
  Production expenses and program rights amortization for the second quarter and six months ended June 30, 2003 increased 11% and 5%, respectively, versus the same prior-year periods. These increases primarily reflected new programming and higher international spending at Cable Networks, contractual talent increases at Radio and higher sports rights amortization at Television and Radio. These increases were partially offset by a decline in feature film production expenses.

  •
  Costs of rental/retail sales and store operating expenses for the three and six months ended June 30, 2003 increased 12% and 13%, respectively, versus the same prior-year periods. These increases were driven by an increase in rental/retail sales and an increase in the number of worldwide company-operated stores of 535.

  •
  Distribution expenses decreased 9% for the second quarter of 2003 and increased 1% for the six months ended June 30, 2003. The decrease for the second quarter primarily reflected lower print

Management's Discussion and Analysis of
Results of Operations and Financial Condition

    and advertising costs for feature films in theatrical release. The increase for the six months ended June 30, 2003 primarily reflected higher print and advertising costs for feature films. Media spending with Company owned properties was eliminated in consolidation.

  •
  Other operating expenses increased, including a 10% increase in Outdoor expenses for billboard rent, rotation and embellishment expenses, and the negative impact of exchange rates, for the three and six months ended June 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which include expenses incurred to provide back office support, occupancy, selling and marketing costs, and incentive compensation, increased 7% to $1.1 billion for the second quarter of 2003, and increased 5% to $2.1 billion for the six months ended June 30, 2003, versus the same prior-year periods. Selling, general and administrative expenses as a percentage of revenues remained relatively flat at 18% in the second quarter of 2003 versus the prior-year period and at 17% for the six months ended June 30, 2003 versus the comparable prior-year period. The increase was primarily due to higher compensation, benefits and commissions, the acquisition of Comedy Central and restructuring charges recorded at Cable Networks as well as the net addition of 535 company-operated video stores since June 30, 2002. Corporate expenses also increased for the second quarter and six month periods reflecting increases for property and directors and officers insurance premiums and professional fees.

Included within selling, general and administrative expenses are residual costs, which primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses. Residual costs increased 66% for both the three and six months ended June 30, 2003, to $36.6 million and $73.2 million, respectively, principally due to actuarial losses from a lower discount rate and a decline in expected rate of return on plan assets in 2003.

Depreciation and Amortization

For the three and six months ended June 30, 2003, depreciation and amortization increased 3% to $246.4 million and 4% to $487.6 million from the comparable prior-year periods. The increases were principally driven by an increase in the number of company-operated video stores of 535 and the addition of broadcasting equipment and outdoor advertising properties.

Interest Expense

For the three and six months ended June 30, 2003, interest expense decreased 12% and 10%, respectively, to $195.8 million and $389.3 million, due to a decrease in interest rates and a reduction in debt including lower average commercial paper borrowings. The Company had approximately $10.9 billion and $11.0 billion of principal amount of debt outstanding (including current maturities and discontinued operations) as of June 30, 2003 and 2002, respectively, with a weighted average interest rate of 6.4%.

Interest Income

For the three and six months ended June 30, 2003, interest income increased to $3.9 million and $7.6 million, respectively, from $3.5 million and $7.5 million in the same prior-year periods.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Other Items, Net

"Other items, net" of $8.5 million for the three months ended June 30, 2003 principally consisted of foreign exchange gains of $9.2 million, partially offset by losses associated with securitizing trade receivables and net losses on the sale and writedown of investments. For the six months ended June 30, 2003, "Other items, net" of $20.9 million principally reflected foreign exchange gains of $20.3 million and an insurance recoupment of $5.6 million, partially offset by net losses associated with securitizing trade receivables and net losses on the sale and writedown of investments.

For the second quarter of 2002 "Other items, net" reflected a net loss of $27.3 million principally consisting of losses associated with foreign exchange of $22.7 million and losses of $5.1 million associated with securitizing trade receivables partially offset by a net gain on the sale of assets. For the six months ended June 30, 2002, "Other items, net" reflected a net loss of $18.3 million principally consisting of losses associated with foreign exchange of $27.0 million and losses of $10.1 million associated with securitizing trade receivables, partially offset by the recovery of certain advertising commitments of $11.1 million and a net gain on the sale of assets of $10.9 million. The recovery of advertising commitments reflects the restructuring of an agreement with an internet company. As a result, the Company was legally released from related advertising commitments.

Provision for Income Taxes

The provision for income taxes represented federal, state and local and foreign income taxes on earnings before income taxes. The estimated annual effective tax rates before cumulative effect of change in accounting were 40.5% for 2003 and 2002.

Equity in Loss of Affiliated Companies, Net of Tax

"Equity in loss of affiliated companies, net of tax" was $2.4 million for both the three and six months ended June 30, 2003 as compared with $3.7 million and $17.8 million, respectively, for the comparable prior-year periods. The amounts in all periods principally reflected losses from internet investments and international ventures partially offset by positive results at Comedy Central prior to its acquisition in May 2003 and Westwood One.

Minority Interest, Net of Tax

Minority interest primarily reflected the minority ownership of Blockbuster common stock.

Cumulative Effect of Change in Accounting Principle, Net of Minority Interest and Tax

Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" which requires the capitalization of asset retirement costs as part of the total cost of the related long-lived asset and the depreciation of this cost over the corresponding asset's useful life. As a result of the adoption, the Company recorded a charge of $18.5 million, or $.01 per share, reflected as a cumulative effect of change in accounting principle, net of minority interest and tax, in the consolidated statement of operations for the six months ended June 30, 2003.

Effective January 1, 2002, the Company adopted SFAS 142 "Goodwill and Other Intangible Assets" and recorded a charge of $1.5 billion, or $.84 per basic and $.83 per diluted share, as a cumulative effect of change in accounting principle, net of minority interest and tax, in the consolidated statement of operations for the six months ended June 30, 2002.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Net Earnings (Loss)

The Company reported net earnings of $659.6 million for the second quarter of 2003 versus $546.5 million for the comparable prior-year period and net earnings of $1.1 billion for the six months ended June 30, 2003 as compared with a net loss of $567.0 million for the six months ended June 30, 2002. The improvement in net earnings was due to revenue growth principally from increases in advertising and rental/retail sales partially offset by increases in operating expenses. The substantial improvement for the six months ended June 30, 2003 was primarily due to the impairment charge of $1.5 billion recorded in 2002 as a cumulative effect of change in accounting principle, net of minority interest and tax.

Segment Results of Operations

The tables below present the Company's revenues, percentage contribution of revenues, operating income and depreciation and amortization by segment, for the three and six months ended June 30, 2003 and 2002, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
			Better/ (Worse)%			Better (Worse)%
	2003	2002		2003	2002

Revenues:
Cable Networks	$1,348.5	$1,105.0	22%	$2,516.7	$2,136.2	18%
Television	1,862.0	1,694.2	10	3,786.5	3,545.0	7
Radio	551.0	565.8	(3)	994.8	1,017.1	(2)
Outdoor	462.4	423.3	9	840.7	771.5	9
Entertainment	920.0	925.4	(1)	1,718.2	1,697.6	1
Video	1,392.2	1,271.0	10	2,910.0	2,597.0	12
Eliminations	(117.8)	(135.2)	13	(297.8)	(242.7)	(23)

Total Revenues	$6,418.3	$5,849.5	10%	$12,469.1	$11,521.7	8%

	Percentage Contribution of Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Cable Networks	21%	19%	20%	18%
Television	29	29	30	31
Radio	9	10	8	9
Outdoor	7	7	7	7
Entertainment	14	16	14	15
Video	22	22	23	22
Eliminations	(2)	(3)	(2)	(2)

	100%	100%	100%	100%

Management's Discussion and Analysis of
Results of Operations and Financial Condition

	Three Months Ended June 30,			Six Months Ended June 30,
			Better/ (Worse)%			Better/ (Worse)%
	2003	2002		2003	2002

Operating Income:
Cable Networks	$492.8	$371.9	33%	$925.0	$728.0	27%
Television	392.2	345.9	13	634.8	560.3	13
Radio	266.0	278.9	(5)	456.6	468.6	(3)
Outdoor	78.3	71.5	10	103.7	97.1	7
Entertainment	72.2	112.2	(36)	93.7	154.6	(39)
Video	105.3	72.0	46	254.0	191.4	33
Corporate expenses	(50.6)	(42.9)	(18)	(80.7)	(72.9)	(11)
Residual costs (a)	(36.6)	(22.0)	(66)	(73.2)	(44.0)	(66)
Eliminations	(4.1)	(9.7)	58	(11.6)	(39.8)	71

Total Operating Income	$1,315.5	$1,177.8	12%	$2,302.3	$2,043.3	13%

(a)
Residual costs primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Depreciation and Amortization:
Cable Networks	$48.0	$50.5	$95.7	$97.7
Television	37.0	35.6	74.0	69.3
Radio	7.0	8.2	13.9	16.0
Outdoor	54.7	50.6	106.9	101.5
Entertainment	32.5	31.1	62.4	59.3
Video	61.6	56.9	123.3	112.8
Corporate	5.6	5.8	11.4	11.5

Total Depreciation and Amortization	$246.4	$238.7	$487.6	$468.1

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Segment Results of Operations

Cable Networks	(Basic Cable Television Program Services through MTV Networks ("MTVN"), including MTV Music Television, Nickelodeon/Nick at Nite, VH1 Music First, MTV2 Music Television, TV Land, CMT: Country Music Television, Spike TV, Comedy Central, College Television Network ("CTN") and Noggin; BET Cable Network and BET Jazz: The Jazz Channel; and through Showtime Networks Inc. ("SNI"), owner of several Premium Subscription Television Program Services)

(Contributed 21% and 20% of consolidated revenues for the three and six months ended June 30, 2003 versus 19% and 18% for the prior-year periods).

				Six Months Ended June 30,
	Three Months Ended June 30,
			Better/ (Worse)%			Better/ (Worse)%
	2003	2002		2003	2002

Revenues	$1,348.5	$1,105.0	22%	$2,516.7	$2,136.2	18%
Operating Income (OI)	$492.8	$371.9	33%	$925.0	$728.0	27%
OI as a % of revenues	37%	34%		37%	34%

For the second quarter and six months ended June 30, 2003, Cable Networks revenues increased 22% and 18%, respectively. Approximately 8% of Cable Networks revenues were generated from international regions for the periods presented, with approximately 70% of contributions coming from Europe. Comedy Central's results have been consolidated in this segment as part of MTVN effective from the date of its acquisition on May 22, 2003.

The increase in Cable Networks revenues was principally driven by advertising revenue growth of 31% for the second quarter and 25% for the six months. Comedy Central contributed 7% of Cable Networks advertising revenue growth for the quarter. Advertising revenue growth at MTVN of 33% for the three months and 26% for the six months was driven by the selling of more units at domestic channels. Advertising revenues for the three months ended June 30, 2002 were adversely impacted by the airing of units to satisfy audience deficiency liabilities incurred at VH1. BET's advertising revenue increases of 15% for the second quarter and 14% for the six months were primarily due to higher average rates from national advertising. Cable affiliate fees increased 10% for the quarter and 8% for the six months driven by mid to high single-digit average rate increase at MTVN's domestic channels, excluding digital and Comedy Central, and increases of 24% for the quarter and 20% for the six months in MTVN domestic subscribers principally due to the acquisition of the remaining interests in Comedy Central and Noggin as well as the expansion of MTVN's digital channels. The affiliate fee revenue growth at MTVN was partially offset by a decline in affiliate fees at SNI of 2% for the six months, primarily due to an audit settlement in the first quarter of 2002 with a major cable provider. Other ancillary revenues for Cable Networks were up 52% for the quarter and 47% for the year to date period primarily due to higher consumer products licensing revenues at Nickelodeon and contributions from co-produced feature films.

For the second quarter and six months ended June 30, 2003, Cable Networks operating income increased 33% and 27%, respectively. Operating expenses, principally comprised of programming and production costs for the cable channels were 19% higher for the quarter and 16% higher for the six months, while selling, general and administrative expenses were 17% higher for the quarter and 12% higher for the six months. The increases in operating expenses were principally driven by higher programming costs at MTV, TNN and MTVN's international channels as well as the inclusion of

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Comedy Central. Total expenses, as a percentage of revenues, improved three percentage points over the comparable prior-year period. Total expenses included depreciation and amortization of $95.7 million and $97.7 million for the six months ended June 30, 2003 and 2002, respectively. For the three month period, depreciation and amortization were $48.0 million in 2003 and $50.5 million in 2002. Capital expenditures for Cable Networks were $19.6 million and $33.0 million for the three and six months ended June 30, 2003 versus $20.6 million and $33.6 million for the comparable prior-year periods.

In the second quarter of 2003, restructuring charges of $26.4 million were recorded at Cable Networks. These charges principally reflected $17.7 million of severance liabilities resulting from the acquisition of Comedy Central and organizational changes at SNI. Also included in this total was $8.4 million for additional lease termination costs for MTVN due to a change in the initial estimate for its 2001 charge. The restructuring charges were included as part of selling, general and administrative expenses and operating expenses for the periods presented.

Television (CBS and UPN Television Networks and Stations; Television Production and Syndication)

(Contributed 29% and 30% of consolidated revenues for the three and six months ended June 30, 2003 versus 29% and 31% for the prior-year periods.)

	Three Months Ended June 30,			Six Months Ended June 30,
			Better/ (Worse)%			Better/ (Worse)%
	2003	2002		2003	2002

Revenues	$1,862.0	$1,694.2	10%	$3,786.5	$3,545.0	7%
Operating Income (OI)	$392.2	$345.9	13%	$634.8	$560.3	13%
OI as a % of revenues	21%	20%		17%	16%

For the three months ended June 30, 2003, Television revenues increased 10% principally driven by advertising revenue growth at the broadcast networks and the Stations group, and higher syndication revenues. CBS and UPN Networks combined advertising revenues increased 8%, with a 33% increase in sports due to the timing of the National Semifinals of the NCAA Men's Basketball Championship Tournament as well as average rate increases across all dayparts. For the quarter, the Stations group delivered 8% year-over-year advertising revenue growth due to growth in the automotive and retail industries and the addition of KCAL-TV Los Angeles which was acquired in May 2002. KCAL-TV contributed 4% of Stations advertising revenue growth for the quarter. For the six months ended June 30, 2003, Television revenues increased 7% with CBS and UPN Networks combined delivering 6% advertising growth led by 10% in primetime with an 8% average rate increase. For the six months, the Stations group advertising revenue increased 11%, with KCAL contributing 7% growth.

Syndication revenues for the quarter reflected higher syndication and home entertainment revenues. Syndication revenues were higher primarily due to the launch of the DR. PHIL SHOW. Home entertainment revenues benefited from the DVD release of seasons two and three of STAR TREK: DEEP SPACE NINE. For the six months, revenues increased due to higher home entertainment revenues partially offset by lower network revenues. Home entertainment revenues increased due to the DVD release of STAR TREK: DEEP SPACE NINE's first three seasons and contributions from the DVD release of STAR TREK: NEXT GENERATION. Network revenues were lower for the six months due primarily to fewer network shows in production compared to the same prior year period.

For the quarter and six months ended June 30, 2003, Television operating income increased 13% principally due to the revenue increases noted above. Operating expenses, principally comprised of

Management's Discussion and Analysis of
Results of Operations and Financial Condition

production costs and programming expenses, increased 10% in the second quarter, primarily due to higher program rights amortization. CBS Network experienced higher program rights amortization due mainly to the timing of the NCAA Semifinals. For the six months, operating expenses increased 6% with a 3% increase in programming and production expenses and increased marketing expenses. Total expenses, as a percentage of revenues, improved one percentage point for the second quarter and six months. Total expenses included depreciation and amortization of $37.0 million and $35.6 million for the three months ended June 30, 2003 and 2002, respectively. Depreciation and amortization were $74.0 million and $69.3 million for the six months ended June 30, 2003 and 2002, respectively. Capital expenditures for Television were $34.3 million and $64.7 million for the three and six months ended June 30, 2003 versus $30.2 million and $49.5 million for the same prior-year periods. The increase in the six months over the prior year period reflects an increase at the television stations to upgrade broadcast equipment and the addition of KCAL-TV.

Radio (Radio Stations)

(Contributed 9% and 8% of consolidated revenues for the three and six months ended June 30, 2003, respectively, versus 10% and 9% for the comparable prior-year periods).

	Three Months Ended June 30,			Six Months Ended June 30,
			Better/ (Worse)%			Better/ (Worse)%
	2003	2002		2003	2002

Revenues	$551.0	$565.8	(3)%	$994.8	$1,017.1	(2)%
Operating Income (OI)	$266.0	$278.9	(5)%	$456.6	$468.6	(3)%
OI as a % of revenues	48%	49%		46%	46%

For the three and six months ended June 30, 2003, Radio revenues decreased 3% and 2%, respectively. Radio's revenues are generated from 185 domestic stations. Local and national spot sales increased 3% over the prior year for both the second quarter and the six month period, primarily due to low single-digit increases in average spot rates. These increases were more than offset by a decrease in ancillary revenues principally related to management services provided to Westwood One, an affiliated company. Revenues from these arrangements were approximately $15.6 million and $33.5 million for the three and six months ended June 30, 2003 versus $38.2 million and $73.3 million for the comparable prior-year periods.

Operating income declined 5% for the quarter and 3% for the six months ended June 30, 2003 due to lower revenues. Operating expenses are primarily comprised of radio programming expenses including on-air talent and other production costs. Increases in operating expenses of 9% for the three month period and 5% for the six month period were more than offset by a 6% decrease in selling, general and administrative expenses for both the three and six month periods. The decrease in selling, general and administrative expenses was partially due to lower advertising and promotional expenditures. Total expenses, as a percentage of revenues, were essentially flat for the six months and down one percentage point for the quarter. Total expenses included depreciation and amortization of $13.9 million and $16.0 million for the six months ended June 30, 2003 and 2002, respectively. For the quarter, depreciation and amortization were $7.0 million in 2003 and $8.2 million in 2002. Capital expenditures for Radio were $2.5 million and $6.3 million for the three and six months ended June 30, 2003 versus $4.7 million and $7.8 million for the same prior-year periods.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Outdoor (Outdoor Advertising Properties)

(Contributed 7% of consolidated revenues for the three and six months ended June 30, 2003 and 2002).

				Six Months Ended June 30,
	Three Months Ended June 30,
			Better/ (Worse)%			Better/ (Worse)%
	2003	2002		2003	2002

Revenues	$462.4	$423.3	9%	$840.7	$771.5	9%
Operating Income (OI)	$78.3	$71.5	10%	$103.7	$97.1	7%
OI as a % of revenues	17%	17%		12%	13%

For the three and six months ended June 30, 2003, Outdoor revenues increased 9%. In the second quarter, revenue growth included 3% growth from North American properties and 22% growth from Europe, while the six months included 5% growth from North American properties and 18% growth from Europe. North American results were primarily driven by higher average revenues per display face in U.S. billboards, while U.S. transit revenues declined slightly. Growth in revenues from European display faces reflected favorable exchange rates. The estimated total impact of fluctuations in exchange rates was $27.1 million of additional revenues in the second quarter and $45.8 million for the six months versus the comparable prior-year periods. Approximately 40% of Outdoor's revenues were generated from international regions, principally Europe, for the periods presented.

Operating income for the three and six months ended June 30, 2003 increased 10% and 7%, respectively, versus the prior-year periods. Total expenses, as a percentage of revenues, remained flat for the quarter and were down one percentage point for the six months. Total expenses included depreciation and amortization of $106.9 million and $101.5 million for the six months ended June 30, 2003 and 2002, respectively. For the three month period, depreciation and amortization were $54.7 million in 2003 and $50.6 million in 2002. Capital expenditures for Outdoor were $16.2 million and $30.9 million for the three and six months ended June 30, 2003 versus $16.5 million and $32.6 million for the three and six months ended June 30, 2002.

Entertainment (Production and distribution of Motion Pictures; Consumer Publishing as well as the operation of Theme Parks, Movie Theaters and Music Publishing)

(Contributed 14% of consolidated revenues for the three and six months ended June 30, 2003 versus 16% and 15% for the prior-year periods.)

	Three Months Ended June 30,			Six Months Ended June 30,
			Better/ (Worse)%			Better/ (Worse)%
	2003	2002		2003	2002

Revenues	$920.0	$925.4	(1)%	$1,718.2	$1,697.6	1%
Operating Income (OI)	$72.2	$112.2	(36)%	$93.7	$154.6	(39)%
OI as a % of revenues	8%	12%		5%	9%

For the three months ended June 30, 2003, Entertainment revenues decreased 1%, principally reflecting lower revenues at Features and Parks, partially offset by higher Theaters and Publishing revenues. For the six months ended June 30, 2003, Entertainment revenues increased 1% principally reflecting higher revenues from Publishing, Theaters and Features, partially offset by lower Parks revenues. Approximately 35% of Entertainment's revenues were generated from international regions, principally Europe and Canada, for the periods presented.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Features revenues for the quarter were lower mainly due to lower domestic theatrical, network and domestic pay television revenues, which were partially offset by higher foreign home video and theatrical revenues. A lower number of titles were released in domestic theaters during the second quarter of 2003 versus the prior year. Domestic theatrical revenues included contributions from the second quarter releases of THE ITALIAN JOB and RUGRATS GO WILD with continuing contributions from THE CORE versus last year's contributions from THE SUM OF ALL FEARS, CHANGING LANES and CLOCKSTOPPERS. Network television revenues were lower due to the change in mix of available titles. Foreign home video revenues this quarter benefited from the contribution of CHANGING LANES while top foreign theatrical releases included HOW TO LOSE A GUY IN 10 DAYS. Features revenues for the six months were slightly higher mainly due to higher worldwide home video and syndication revenues, partially offset by lower domestic theatrical, network and pay television revenues. Top titles released in home video this year included JACKASS: THE MOVIE, STAR TREK: NEMESIS, THE SUM OF ALL FEARS and THE WILD THORNBERRYS MOVIE.

Publishing revenues increased 3% and 4% for the three and six months ended June 30, 2003, respectively, due to higher frontlist sales with top selling second quarter titles including LIVING HISTORY by Hillary Rodham Clinton, THE MULBERRY TREE by Jude Deveraux and AN ACCIDENTAL WOMAN by Barbara Delinsky.

Parks revenues for the quarter and the six-month periods decreased 7% and 8%, respectively, due to declines in attendance of 9% and 10% respectively.

Theaters revenues for the three and six months ended June 30, 2003 increased 9% and 4%, respectively, principally due to the benefit of favorable foreign currency translation, higher average admission prices and increased per capita spending, which more than offset a decline in attendance.

Entertainment operating income for the three months ended June 30, 2003 decreased 36% due largely to increased Features distribution costs, lower revenues and higher publishing royalty provisions. Total expenses, as a percentage of revenues, increased four percentage points over the comparable prior-year period and included depreciation and amortization of $32.5 million versus $31.1 million in the prior-year period. Capital expenditures for Entertainment were $16.3 million versus $23.5 million for the same period last year.

Entertainment's operating income for the six months ended June 30, 2003 decreased 39% principally as a result of higher prints and advertising costs for feature films. Total expenses, as a percentage of revenues, increased four percentage points over the comparable prior-year period. Total expenses included depreciation and amortization of $62.4 million compared with $59.3 million in the prior-year period. Capital expenditures for Entertainment were $35.1 million versus $44.7 million last year.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Video (Home videocassette (VHS), DVD and video game rental and retail operations)

(Contributed 22% and 23% of consolidated revenues for the three and six months ended June 30, 2003 versus 22% for the prior-year periods.)

	Three Months Ended June 30,			Six Months Ended June 30,
			Better/ (Worse)%			Better/ (Worse)%
	2003	2002		2003	2002

Revenues	$1,392.2	$1,271.0	10%	$2,910.0	$2,597.0	12%
Operating Income (OI)	$105.3	$72.0	46%	$254.0	$191.4	33%
OI as a % of revenues	8%	6%		9%	7%

For the three months ended June 30, 2003, revenues increased 10% primarily due to the net addition of 535 worldwide company-operated stores from June 30, 2002 to June 30, 2003 and a 1% increase in worldwide same store revenues. Domestic revenues increased 2% driven by the net addition of 137 company-operated stores, as well as a 0.9% increase in same store revenues. International revenues, which represent approximately 25% of total revenues, increased 38% with the net addition of 398 company-operated stores, a 1.6% increase in same store revenues and favorable currency exchange rates. Overall, the 1% increase in worldwide same store revenues reflected a 21.3% increase in same store retail revenues, partially offset by a 2.6% decrease in same store rental revenues.

Total retail revenues increased 44.6% this quarter versus last year reflecting the continued growth in DVD sales as well as increased games sales reflecting the acquisition of GameStation in the fourth quarter 2002. During the second quarter, retail movie transactions increased by 25% over the same period last year, and the average selling price increased by 12%. Total rental revenues increased 2.9%, driven by higher DVD rentals, partially offset by lower games and VHS rentals. These increases are not expected to be indicative of the growth rate for the third and fourth quarters of 2003, as Blockbuster recognized substantial growth in same store retail revenues in the same prior-year periods.

For the six months ended June 30, 2003, revenues increased 12% primarily due to the net addition of 535 worldwide company-operated stores and a 3.3% increase in worldwide same store revenues. Domestic revenues increased 6% with a 4% increase in domestic same store revenues and international revenues increased 34% with a 0.4% increase in international same store revenues and favorable currency exchange rates. Overall, the 3.3% increase in worldwide same store revenues reflected a 25.5% increase in same store retail revenues, partially offset by a 0.7% decrease in same store rental revenues. Total retail revenues increased 49.5% to $574.0 million for the six months ended June 30, 2003 from $384.0 million for the comparable prior-year period and total rental revenues increased 5.3%. During the six months, retail movie transactions increased 30% over the same period last year, and the average selling price increased 7%.

For the three months ended June 30, 2003, total gross margin increased to 60.6% from 59.3% as a result of an improvement in rental gross margin to 69.9% from 65.4%, reflecting higher contributions from higher margin DVD rental, lower overall rental product costs and lower contributions from lower margin VHS rental revenues generated through revenue-sharing programs. Retail gross margin decreased to 20.2% from 21.8% because of the higher contribution from DVD retail revenues.

For the six months ended June 30, 2003, total gross margin decreased to 59.4% from 59.8% as the increase in rental gross margin to 68.9% from 65.8% was offset by the decrease in retail gross margin to 18.6% from 21.4%.

For the three months ended June 30, 2003, operating income increased 46% as a result of revenues and gross margin, coupled with lower advertising expenses, partially offset by operating expenses

Management's Discussion and Analysis of
Results of Operations and Financial Condition

associated with new stores. Total expenses as a percentage of revenues decreased two percentage points and included depreciation and amortization of $61.6 million versus $56.9 million in the prior-year period. For the six months, operating income increased 33% primarily as a result of higher revenues. Total expenses for the first half included depreciation and amortization of $123.3 million versus $112.8 million in the prior-year period. Capital expenditures were $32.1 million and $55.8 million for the three and six months ended June 30, 2003 versus $18.3 million and $32.2 million for the comparable prior-year periods. Blockbuster ended the second quarter of 2003 with 7,029 worldwide company-operated stores and 1,669 franchise stores, a net increase of 535 company-operated stores and 25 franchise stores over June 30, 2002.

Restructuring and Merger-Related Charges

In the second quarter of 2003, restructuring charges of $26.4 million were recorded at Cable Networks. These charges principally reflected $17.7 million of severance liabilities resulting from the acquisition of Comedy Central and organizational changes at SNI. Also included in this total was $8.4 million for additional lease termination costs for MTVN due to a change in the initial estimate for its 2001 charge. The restructuring charges were recorded in the statement of operations as part of selling, general and administrative expenses for $23.4 million and operating expenses for $3.0 million. For the six months ended June 30, 2003, the Company had paid and charged $6.6 million against the severance liabilities. Severance payments will continue through 2005 since certain employees will be paid out over the terms of their employment contracts. For the six months ended June 30, 2003, approximately $2.5 million of expenses related to lease termination costs were charged against the lease liability.

In 2001, the Company recorded a Cable Networks restructuring charge of $66.6 million for MTVN and a UPN restructuring charge of $52.8 million. These charges were principally associated with reducing headcount and closing certain MTVN domestic and foreign offices and integrating UPN into CBS Network operations.

In the second quarter of 2000, the Company recorded a non-recurring merger-related charge of $698.5 million ($504.5 million after-tax or $.41 per share), associated with the integration of Viacom and CBS and the acquisition of UPN.

The following table summarizes the activity for merger-related and restructuring charges discussed above:

	Viacom/CBS Merger Related Charge	Cable Networks Restructuring Charges	UPN Restructuring Charge

Balance at December 31, 2002	$33.6	$18.3	$2.3
Charges	—	26.4	—
Cash payments	(4.8)	(9.1)	(.8)
Non-cash charges	—	—	(1.4)

Balance at June 30, 2003	$28.8	$35.6	$.1

Financial Position

Current assets decreased $79.3 million to $7.1 billion at June 30, 2003 from $7.2 billion at December 31, 2002 primarily due to a decrease in receivables of $321.5 million offset by an increase in cash and cash equivalents of $249.9 million. The allowance for doubtful accounts as a percentage of

Management's Discussion and Analysis of
Results of Operations and Financial Condition

receivables was 8.7% at June 30, 2003 compared with 7.0% at December 31, 2002, reflecting additional reserves primarily for insolvent customers.

Net property and equipment decreased $13.5 million from December 31, 2002 primarily reflecting depreciation expense of $436.1 million, partially offset by capital expenditures of $229.4 million, foreign currency translation adjustments of $115.6 million, an increase in capital leases of $49.1 million and additional property and equipment of $22.1 million from acquisitions.

Goodwill increased $1.2 billion to $58.3 billion at June 30, 2003 from $57.1 billion at December 31, 2002 primarily due to the acquisition of the remaining 50% interest in Comedy Central.

Current liabilities decreased to $7.1 billion at June 30, 2003 from $7.3 billion at December 31, 2002 primarily due to reductions in accounts payable, accrued compensation and accrued expenses partially offset by increased program rights obligations for network television, higher participation liabilities and an increase in the current portion of long-term debt. Total debt, including current maturities, increased $317.9 million to $10.7 billion at June 30, 2003 principally reflecting the issuance of notes and debentures to finance the acquisition of Comedy Central. Minority interest of $875.6 million at June 30, 2003 increased $30.4 million from $845.2 million at December 31, 2002, principally reflecting operating results for Blockbuster for the six months ended June 30, 2003.

Cash Flows

Operating Activities.    Net cash flow from operating activities of $1.7 billion for the six months ended June 30, 2003 principally reflected net earnings of $1.1 billion adjusted for depreciation and amortization of $487.6 million and non-cash charges of $18.5 million net of tax for the adoption of SFAS 143. Cash flow from operations also reflected decreases in accounts payable, accrued compensation and other accrued expenses partially offset by decreases in receivables due to the timing of customer payments. The decrease in accounts payable was attributable primarily to a higher payable balance at the end of the year due to the seasonality of the Company's rental/retail operations. The decrease in accrued compensation and accrued expenses was principally due to the timing of payments of accrued compensation and commissions. Net cash flow from operating activities of $1.6 billion for the six months ended June 30, 2002 principally reflected a net loss of $567.0 million adjusted for non-cash charges of $1.5 billion for the adoption of SFAS 142 and depreciation and amortization of $468.1 million.

Investing Activities.    Net cash expenditures for investing activities of $1.5 billion for the six months ended June 30, 2003 principally reflected acquisitions of $1.3 billion, capital expenditures of $229.4 million principally for broadcasting equipment, video stores, outdoor advertising structures and construction of new park attractions and additional investments in affiliated companies of $31.5 million. Acquisitions primarily consisted of the acquisition of the remaining 50% interest in Comedy Central not previously owned, as well as Outdoor's acquisition of a billboard operator in Puerto Rico. Net cash expenditures for investing activities of $915.3 million for the six months ended June 30, 2002 principally reflected capital expenditures of $204.5 million, additional investments of $35.6 million in affiliated companies and acquisitions of $698.2 million, primarily reflecting the acquisition of KCAL-TV as well as other acquisitions of outdoor businesses and the minority interest of the Company's online music business and MTV Asia.

Financing Activities.    Cash provided by financing activities of $48.0 million for the six months ended June 30, 2003 principally reflected the proceeds from the issuance of senior notes and debentures of $740.5 million offset by the repayment of notes and debentures of $339.3 million, the purchase of Company stock of $266.0 million and the net repayment of bank debt of $106.9 million. Cash used for

Management's Discussion and Analysis of
Results of Operations and Financial Condition

financing activities of $772.1 million for the six months ended June 30, 2002 reflected the repayment of notes and debentures of $736.5 million, the net repayment of bank debt of $415.6 million and the purchase of Company stock for $506.4 million partially offset by proceeds from the issuance of senior notes of $696.4 million and from the exercise of stock options of $248.8 million.

Cash paid for income taxes for the six months ended June 30, 2003 was approximately $437 million versus $314 million for the six months ended June 30, 2002. Cash income taxes for 2003 will be higher due to the expected higher operating income and the absence of the 2002 non-recurring items and are expected to be in the range of $1.1 billion to $1.3 billion.

Share Purchase Program

For the six months ended June 30, 2003, on a trade date basis, the Company purchased approximately 5.4 million shares of its Class B Common Stock for approximately $231.8 million under its current $3.0 billion stock purchase program. Since inception of this program in October 2002, a total of 8.7 million shares have been purchased through June 30, 2003, for approximately $372.4 million, leaving $2.6 billion remaining under the $3.0 billion program to purchase Company Common Stock. From July 1 through July 31, 2003 the Company purchased an additional 1.5 million shares for approximately $67.0 million.

Capital Structure

The following table sets forth the Company's long-term debt:

	At June 30, 2003	At December 31, 2002

Notes payable to banks	$317.5	$423.7
Commercial paper	174.7	174.6
Senior debt	9,951.6	9,530.7
Senior subordinated debt	60.9	56.1
Other notes	28.4	28.6
Obligations under capital leases	390.7	392.2

Total Debt	10,923.8	10,605.9
Less current portion	362.0	199.0
Less discontinued operations debt (a)	201.7	201.7

Total Long-Term Debt	$10,360.1	$10,205.2

  (a)
  Included in "Other liabilities" on the consolidated balance sheets.

The Company's total debt presented in the table includes, for the period ending June 30, 2003 and December 31, 2002, respectively, (i) an aggregate unamortized premium of $42.5 million and $49.5 million and (ii) the change in the carrying value of the senior debt, since inception, relating to fair value swaps of $99.0 million and $86.2 million.

The senior debt and senior subordinated debt of each of Viacom Inc. and its wholly owned subsidiary, Viacom International Inc. ("Viacom International"), is fully and unconditionally guaranteed by Viacom International and Viacom Inc., respectively. The senior debt and senior subordinated debt of the Company's wholly owned subsidiaries, CBS Broadcasting Inc. and Go Outdoor Systems Holdings S.A., respectively, are not guaranteed; the aggregate outstanding amount of such debt at June 30, 2003 was $113.1 million.

On May 14, 2003, Viacom Inc. issued $300 million of 4.625% senior notes due 2018 and $450 million 5.50% senior debentures due 2033. Interest on the senior notes and senior debentures is payable

Management's Discussion and Analysis of
Results of Operations and Financial Condition

semi-annually. Proceeds from the debt issuance were used for general corporate purposes, including funding a portion of the acquisition of Comedy Central. The senior notes and senior debentures are guaranteed by Viacom International and are redeemable at any time at their principal amount plus the applicable premium and accrued interest.

During the first quarter of 2003, the 6.75% senior notes due January 15, 2003 matured in the amount of $333.8 million.

On February 28, 2003, the Company entered into a $1.7 billion, 364-day credit facility to replace the $1.8 billion facility which was to expire in March 2003.

At June 30, 2003, the Company had commercial paper borrowings of $174.7 million under its $4.65 billion commercial paper program. Borrowings under the program have maturities of less than one year. The Company's credit facilities supporting the commercial paper borrowings totaled $4.65 billion at June 30, 2003.

At June 30, 2003, the Company had classified approximately $451.0 million of commercial paper and other debt scheduled to mature within the next twelve months as long-term debt, reflecting its intent and ability, through the existence of unused revolving credit facilities, to refinance this debt on a long-term basis.

At June 30, 2003, notes payable to banks of $317.5 million decreased $106.2 million from December 31, 2002, principally due to net repayments under the Blockbuster credit agreement of approximately $100 million.

Accounts Receivable Securitization Programs

As of June 30, 2003 and December 31, 2002, the Company had an aggregate of $1.0 billion and $981.9 million, respectively, outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable and debt on the Company's consolidated balance sheets. The Company enters into these arrangements because they provide a cost-efficient form of financing and an additional source of liquidity. Proceeds from the programs were used to reduce outstanding borrowings. The Company is required to maintain certain ratios in connection with the programs. As of June 30, 2003 and December 31, 2002, the Company was in compliance with the required ratios under the receivable securitization programs.

Liquidity and Capital Resources

The Company believes that its future operating cash flows, cash and cash equivalents ($881.3 million at June 30, 2003), borrowing capacity under committed bank facilities (which consisted of unused revolving credit facilities, excluding Blockbuster's credit facility, of $4.2 billion in the aggregate at June 30, 2003), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments and its financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film operations, and talent contracts will come primarily from cash flow from operations.

The Company continually projects anticipated cash requirements, which include capital expenditures, share purchases, dividends, acquisitions, and principal payments on its outstanding indebtedness, as well as cash flows generated from operating activity available to meet these needs. Any net cash funding requirements are financed with short-term borrowings (primarily commercial paper) and long-term debt. Commercial paper borrowings, which also accommodate day-to-day changes in funding

Management's Discussion and Analysis of
Results of Operations and Financial Condition

requirements, are backed by committed bank facilities that may be utilized in the event that commercial paper borrowings are not available. The Company's strong credit position, which is reflected by an A-/A3 rating, affords access to the capital markets. The Company anticipates that scheduled debt maturities in 2003 will be funded with cash and cash equivalents and cash flows generated from operating activities. There are no provisions in any of the Company's material financing agreements that would cause an acceleration of the obligation in the event of a downgrade in the Company's debt ratings.

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

Planned capital expenditures for 2003 are approximately $550 million to $575 million. The Company has spent $229.4 million as of June 30, 2003. Capital expenditures are funded with cash flows from operations.

On July 23, 2003, the Company's Board of Directors declared a quarterly cash dividend of $.06 per share on Viacom Class A and Class B Common Stock. The dividend is payable on October 1, 2003 to stockholders of record at the close of business on August 15, 2003. Based on the number of shares outstanding at June 30, 2003, the dividend will result in an anticipated annual payout to Viacom shareholders of approximately $420 million.

Commitments

Programming and talent commitments of the Company estimated to aggregate approximately $13.5 billion, are not reflected on the balance sheet as of June 30, 2003. These commitments include approximately $8.7 billion for the acquisition of sports programming rights, approximately $3.7 billion relating to television, radio and feature film production and acquisitions and approximately $1.1 billion for talent contracts. A majority of such fees are payable over several years, as part of the normal course of business.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

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

The Company owns a 50% equity interest in United Cinemas International ("UCI"), which operates movie theaters in Europe, South America and Asia. As of June 30, 2003, the Company guaranteed approximately $289.7 million of UCI's debt obligations under a revolving credit facility, which expires in December 2004, and $177.2 million of UCI's theater leases. The Company also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres, LLC and guarantees certain theater leases for approximately $13.6 million. The debt and lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of June 30, 2003 as they were provided prior to the adoption of FIN 45.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Claims against the Company in which a product has been identified principally relate to exposures allegedly caused by asbestos-containing insulating material in turbines sold for power-generation, industrial and marine use, or by asbestos-containing grades of decorative micarta, a laminate used in commercial ships.

Claims typically are filed in large groups and may be settled in large groups, which makes the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2003, the Company had pending approximately 116,200 asbestos claims, as compared to approximately 103,800 as of December 31, 2002 and approximately 118,000 as of June 30, 2002. The June 2002 number of claims included approximately 7,600 claims on an inactive docket which would not be counted as pending under the Company's current methodology. In addition, the December 31, 2002 pending claim number reflects the transfer of approximately 24,000 claims to a deferred docket of claimants alleging minimal or no impairment established by order of the Supreme Court of New York in December 2002. Of the claims pending as of June 30, 2003, approximately 86,600 were pending in state courts, 27,100 in federal court and approximately 2,500 were third party claims. During the second quarter of 2003, the Company received approximately 18,900 new claims and closed approximately 11,900 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos, lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure, other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at June 30, 2003. In a substantial number of pending claims, the plaintiff has not identified the claimed injury.

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

Antitrust.    In July 2002, judgment was entered in favor of the Company, Blockbuster, Paramount Home Entertainment and other major motion picture studios and their home video subsidiaries with respect to a complaint filed in the United States District Court for the Western District of Texas. The complaint included federal antitrust and California state law claims. Plaintiffs have appealed the federal court judgment. In February 2003, a similar complaint that had been filed in a Los Angeles County

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Superior Court was also dismissed with prejudice. The plaintiffs have appealed the California state court dismissal, as well as a prior denial of class certification. The Company believes that the plaintiffs' positions in these litigations are without merit and intends to continue to vigorously defend itself in the litigations.

Blockbuster Securities Actions.    During February and March 2003, putative class action complaints were filed against Blockbuster in the United States District Court for the Northern District of Texas. Certain directors and officers of Blockbuster were also named as defendants. The remaining putative class actions have been consolidated into one action styled In re Blockbuster Inc. Securities Litigation, which is pending in the same court. The consolidated amended complaint, filed July 2003, claims violations of the Securities Exchange Act of 1934 for the time period approximately between February and December 2002. It also generally alleges that the defendants made untrue statements of material fact and/or omitted to disclose material facts about Blockbuster's business and operations, that the value of Blockbuster's common stock was therefore artificially inflated and that certain of the individual defendants sold shares of Blockbuster's common stock at inflated prices. The plaintiffs seek unspecified compensatory damages. In addition, three shareholder derivative actions were filed in February, March and April 2003, of which two are pending in federal court in Texas and one in Texas state court, each arising from substantially similar operative facts. These three actions include claims for breach of fiduciary duties for various time periods beginning in February 2002. The shareholder derivative actions name certain Blockbuster officers and directors, some of whom are directors and/or executive officers of the Company, as individual defendants, and Blockbuster as a nominal defendant. The Company believes the plaintiffs' positions in all of these actions are without merit and intends to vigorously defend these matters.

Other.    The Company had been in a dispute over amounts owed by an international licensee under a series of long-term licensing arrangements covering feature film and television product. In August 2003, the Company resolved this legal dispute. The Company believes that the resolution of this legal matter will not have a material adverse effect on the Company's consolidated results of operations.

In December 2002, Buena Vista Home Entertainment, Inc. filed a complaint in United States District Court for the Central District of California claiming that Blockbuster had breached the revenue-sharing agreement between the two parties. Buena Vista claims damages in excess of $120 million. Blockbuster has answered and asserted counterclaims for reformation and breach of contract. On July 22, 2003, the California federal court granted Buena Vista's motion for partial summary judgment, stating in its ruling that a liquidated damages provision in the contract is enforceable. Blockbuster has filed a motion to reconsider this ruling. The Company believes the plaintiff's position is without merit, and intends to vigorously defend this matter.

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

Other Matters

On June 2, 2003, the Federal Communications Commission (FCC) completed its omnibus review of all broadcast ownership rules and adopted revised rules that are expected to become effective on September 4, 2003. Under the new rules, the Company would be permitted to expand its television and radio station holdings in a number of markets.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

As part of its new rules, the FCC increased the audience reach cap under the broadcast television national ownership rule from 35% to 45%. The Company has owned television stations that reach approximately 39% of all U.S. television households, as measured by the FCC, subject to an FCC order giving the Company until 12 months after the FCC reaches a final decision on its broadcast ownership rules to file any applications that may be necessary to come into compliance with any limits that may exist at that time.

In its June 2, 2003 decision, the FCC also eliminated its broadcast-newspaper and radio-television cross-ownership rules and replaced both with a new cross-media rule. The Company has been subject to FCC orders requiring it to divest radio stations or otherwise come into compliance with the FCC's radio-television cross-ownership rule in several markets. However, the Company's broadcast portfolio complies with the new cross-media rule and no divestitures are required.

The FCC also modified its radio ownership rules. Although the FCC left the specific numeric limits in place, it changed the way it defines the relevant geographic market and how it counts the number of stations in a particular market. As a result, the Company's portfolio exceeds the FCC's new ownership limits in three markets. However, because the FCC grandfathered all existing ownership combinations, the Company will not be required to divest any radio stations to come into compliance with the new rules.

In response to the new FCC rules, legislation is pending in Congress which, if enacted, may have the effect of rolling back some or all of the changes effectuated by the FCC.

Recent Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 will not have a material effect on the Company's financial position.

Related Parties

National Amusements, Inc. ("NAI") is a closely held corporation that beneficially owns the Company's Class A Common Stock, representing approximately 70% of the voting power of all classes of the Company's Common Stock, and approximately 11% of the Company's Class A Common Stock and Class B Common Stock on a combined basis at June 30, 2003. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board of Directors and Chief Executive Officer of the Company.

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount Pictures, a division of the Company. During the six months ended June 30, 2003 and June 30, 2002, respectively, NAI made payments to Paramount Pictures in the aggregate amount of $5.1 million and $7.0 million.

The Company owns a minority equity interest in Westwood One, Inc. ("Westwood One"). Most of the Company's radio stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's radio programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and in certain instances, shares in

Management's Discussion and Analysis of
Results of Operations and Financial Condition

revenue from the sale of Radio's programming. In addition, certain employees of Radio serve as officers of Westwood One for which the Company receives a management fee. Revenues from these arrangements were approximately $15.6 million and $33.5 million for the three and six months ended June 30, 2003 versus $38.2 million and $73.3 million for the three and six months ended June 30, 2002, respectively.

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q, including "Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements: advertising market conditions generally; changes in the public acceptance of the Company's programming; changes in technology and its effect on competition in the Company's markets; changes in the Federal Communications laws and regulations; the impact of piracy on the Company's products; consumer demand for VHS, DVD and video games, and the mix between rental and sales volume and competitive conditions in these markets; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company's businesses generally; and other factors described in the Company's filings made under the securities laws, including, among others, those set forth under the heading "Cautionary Statement Concerning Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2002. The forward-looking statements included in this document are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes to market risk since reported in the Company's Annual Report of Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures.

The Company's chief executive officer and chief financial officer have concluded that, as of the end of the second quarter of 2003, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

No changes in the Company's internal control over financial reporting occurred during the second quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Viacom Inc. was held on May 21, 2003. The following matters were voted upon at the meeting: (i) the election of 17 directors, (ii) the adoption of an Amended and Restated Certificate of Incorporation of Viacom Inc., (iii) the approval of the Amended and Restated Viacom Inc. Senior Executive Short-Term Incentive Plan, and (iv) the ratification of the appointment of PricewaterhouseCoopers LLP to serve as independent accountants for Viacom Inc. for calendar year 2003.

(i)
The entire nominated board of directors was elected and the votes cast for or withheld with respect to the election of each director were as follows:

Name	Number of Votes Cast For	Number of Votes Withheld

George S. Abrams	124,055,148	2,523,157
David R. Andelman	126,320,114	258,191
Joseph A. Califano, Jr.	126,298,616	279,689
William S. Cohen	126,310,986	267,319
Philippe P. Dauman	124,049,536	2,528,769
William H. Gray III	126,298,464	279,841
Alan C. Greenberg	126,311,278	267,027
Mel Karmazin	124,035,683	2,542,622
Jan Leschly	126,320,349	257,956
David T. McLaughlin	126,294,175	284,130
Shari Redstone	125,893,314	684,991
Sumner M. Redstone	124,084,496	2,493,809
Frederic V. Salerno	124,560,978	2,017,327
William Schwartz	126,310,408	267,897
Ivan Seidenberg	126,312,455	265,850
Patty Stonesifer	126,313,204	265,101
Robert D. Walter	126,314,909	263,396
(ii)
The votes cast for, against or abstaining and the broker non-votes, with respect to the adoption of an Amended and Restated Certificate of Incorporation of Viacom Inc. which amends certain provisions relating to indemnification of directors, officers, employees and agents, were as follows:

For:	Against:	Abstentions and Broker Non-Votes:

125,845,454	639,206	93,645
(iii)
The votes cast for, against or abstaining and the broker non-votes, with respect to the approval of the Amended and Restated Viacom Inc. Senior Executive Short-Term Incentive Plan which amends certain provisions relating to the performance criteria and increases the maximum limit for bonuses payable under the plan were as follows:

For:	Against:	Abstentions and Broker Non-Votes:

118,509,282	7,982,867	86,156

(iv)
The votes cast for, against or abstaining and the broker non-votes, with respect to the ratification of the appointment of PricewaterhouseCoopers LLP to serve as independent accountants for Viacom Inc. for the calendar year 2003:

For:	Against:	Abstentions and Broker Non-Votes:

126,017,636	478,174	82,497

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits.

Exhibit No.		Description of Document
(2)		Plan of Acquisition
(a)
Amended and Restated Agreement and Plan of Merger, dated as of September 6, 1999, as amended and restated as of October 8, 1999 and as of November 23, 1999, among Viacom Inc., CBS Corporation and Viacom/CBS LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 initially filed by Viacom Inc. on October 7, 1999) (File No. 333-88613).
(b)
Agreement and Plan of Merger, dated as of October 30, 2000, among Viacom Inc., IBC Merger Corp. and Infinity Broadcasting Corporation (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Viacom Inc. filed on October 31, 2000) (File No. 001-09553).
(3)		Articles of Incorporation and By-laws
	(a)	Amended and Restated Certificate of Incorporation of Viacom Inc., effective May 21, 2003 (filed herewith).
	(b)	Amended and Restated Certificate of Incorporation of Viacom Inc., effective May 21, 2003, redlined to show amendments (filed herewith).
	(c)	Amended and Restated By-laws of Viacom Inc., effective May 21, 2003 (filed herewith).
	(d)	Amended and Restated By-laws of Viacom Inc., effective May 21, 2003, redlined to show amendments (filed herewith).
(4)		Instruments defining the rights of security holders including indentures
(a)
Specimen certificate representing Viacom Inc. Class A Common Stock (incorporated by reference to Exhibit 4(a) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553).
(b)
Specimen certificate representing Viacom Inc. Class B Common Stock (incorporated by reference to Exhibit 4(b) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553).

(c)
The instruments defining the rights of holders of the long-term debt securities of Viacom Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Viacom Inc. hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
(10)		Material Contracts
(a)
Viacom Inc. Senior Executive Short-Term Incentive Plan (as amended and restated through March 20, 2003) (incorporated by reference to Exhibit C to the Definitive Proxy Statement on Schedule 14A of Viacom Inc. filed on April 22, 2003) (File No. 001-09553).
	(b)	Viacom Inc. 2000 Stock Option Plan for Outside Directors (as amended and restated through May 21, 2003) (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certifications of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certifications of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b)    Reports on Form 8-K.

Current Report on Form 8-K of Viacom Inc. filed on April 22, 2003, under Items 5 and 7, with respect to the announcement by Viacom that it had agreed to acquire from AOL Time Warner Inc. the remaining 50% partnership interest of Comedy Partners, a New York general partnership, that it did not already own for $1.225 billion in cash.

Current Report on Form 8-K of Viacom Inc. filed on May 15, 2003, under Items 5 and 7, with respect to the May 14, 2003 issuance and sale of $300 million aggregate principal amount of Viacom Inc.'s 4.625% senior notes due 2018 and $450 million aggregate principal amount of Viacom Inc.'s 5.50% senior debentures due 2033.

Current Report on Form 8-K of Viacom Inc. filed on May 22, 2003, under Items 5 and 7, with respect to the announcement by Viacom that it had completed its acquisition from AOL Time Warner Inc. of the remaining 50% partnership interest of Comedy Partners, a New York general partnership, that it did not already own for $1.225 billion in cash.

In addition to the above:

Viacom Inc. furnished to the SEC on April 22, 2003, a Current Report on Form 8-K under Items 9 and 12 with respect to earnings information for the first quarter ended March 31, 2003.

Viacom Inc. furnished to the SEC on April 23, 2003, a Current Report on Form 8-K under Items 9 and 12 with respect to information disclosed by Viacom regarding its Radio and Outdoor businesses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIACOM INC. (Registrant)

Date: August 13, 2003	/s/ RICHARD J. BRESSLER Richard J. Bressler Senior Executive Vice President Chief Financial Officer

Date: August 13, 2003	/s/ SUSAN C. GORDON Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description of Document
(2)		Plan of Acquisition
(a)
Amended and Restated Agreement and Plan of Merger, dated as of September 6, 1999, as amended and restated as of October 8, 1999 and as of November 23, 1999, among Viacom Inc., CBS Corporation and Viacom/CBS LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 initially filed by Viacom Inc. on October 7, 1999) (File No. 333-88613).
(b)
Agreement and Plan of Merger, dated as of October 30, 2000, among Viacom Inc., IBC Merger Corp. and Infinity Broadcasting Corporation (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Viacom Inc. filed on October 31, 2000) (File No. 001-09553).
(3)		Articles of Incorporation and By-laws
	(a)	Amended and Restated Certificate of Incorporation of Viacom Inc., effective May 21, 2003 (filed herewith).
	(b)	Amended and Restated Certificate of Incorporation of Viacom Inc., effective May 21, 2003, redlined to show amendments (filed herewith).
	(c)	Amended and Restated By-laws of Viacom Inc., effective May 21, 2003 (filed herewith).
	(d)	Amended and Restated By-laws of Viacom Inc., effective May 21, 2003, redlined to show amendments (filed herewith).
(4)		Instruments defining the rights of security holders including indentures
(a)
Specimen certificate representing Viacom Inc. Class A Common Stock (incorporated by reference to Exhibit 4(a) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553).
(b)
Specimen certificate representing Viacom Inc. Class B Common Stock (incorporated by reference to Exhibit 4(b) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553).
(c)
The instruments defining the rights of holders of the long-term debt securities of Viacom Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Viacom Inc. hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
(10)		Material Contracts
(a)
Viacom Inc. Senior Executive Short-Term Incentive Plan (as amended and restated through March 20, 2003) (incorporated by reference to Exhibit C to the Definitive Proxy Statement on Schedule 14A of Viacom Inc. filed on April 22, 2003) (File No. 001-09553).
	(b)	Viacom Inc. 2000 Stock Option Plan for Outside Directors (as amended and restated through May 21, 2003) (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)

(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certifications of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certifications of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).