Form 10-Q
period 2003-09-30
VIACOM INC
filed 2003-11-07
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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

        Number of shares of common stock outstanding at October 31, 2003:

                Class A Common Stock, par value $.01 per share—133,596,931

                Class B Common Stock, par value $.01 per share—1,615,644,983

VIACOM INC.

INDEX TO FORM 10-Q

		Page
	PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months ended September 30, 2003 and September 30, 2002	3
	Consolidated Balance Sheets at September 30, 2003 (Unaudited) and December 31, 2002	4
	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months ended September 30, 2003 and September 30, 2002	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition.	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	52
Item 4.	Controls and Procedures.	52
	PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K.	53

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues	$6,599.8	$6,306.5	$19,068.9	$17,828.2

Expenses:
Operating	3,920.1	3,712.3	11,509.2	10,723.3
Selling, general and administrative	1,049.6	1,068.1	3,139.7	3,067.4
Depreciation and amortization	250.6	237.9	738.2	706.0

Total expenses	5,220.3	5,018.3	15,387.1	14,496.7

Operating income	1,379.5	1,288.2	3,681.8	3,331.5
Interest expense	(200.7)	(213.0)	(590.0)	(644.1)
Interest income	4.2	3.5	11.8	11.0
Other items, net	(6.0)	.3	14.9	(18.0)

Earnings before income taxes, equity in earnings (loss) of affiliated companies, minority interest, and cumulative effect of change in accounting principle	1,177.0	1,079.0	3,118.5	2,680.4
Provision for income taxes	(464.3)	(412.3)	(1,250.6)	(1,060.9)
Equity in earnings (loss) of affiliated companies, net of tax	.1	(14.5)	(2.3)	(32.3)
Minority interest, net of tax	(13.2)	(11.9)	(44.8)	(33.0)

Net earnings before cumulative effect of change in accounting principle	699.6	640.3	1,820.8	1,554.2
Cumulative effect of change in accounting principle, net of minority interest and tax	—	—	(18.5)	(1,480.9)

Net earnings	$699.6	$640.3	$1,802.3	$73.3

Basic earnings per common share:
Net earnings before cumulative effect of change in accounting principle	$.40	$.37	$1.04	$.89
Cumulative effect of change in accounting principle	$—	$—	$(.01)	$(.84)
Net earnings	$.40	$.37	$1.03	$.04

Diluted earnings per common share:
Net earnings before cumulative effect of change in accounting principle	$.40	$.36	$1.03	$.87
Cumulative effect of change in accounting principle	$—	$—	$(.01)	$(.83)
Net earnings	$.40	$.36	$1.02	$.04
Weighted average number of common shares outstanding:
Basic	1,745.0	1,752.8	1,745.7	1,754.1
Diluted	1,763.2	1,770.3	1,763.2	1,776.9

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At September 30, 2003	At December 31, 2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$758.9	$631.4
Receivables, less allowances of $299.5 (2003) and $278.0 (2002)	3,821.9	3,721.0
Inventory (Note 3)	1,424.2	1,332.7
Prepaid expenses and other current assets	1,506.9	1,481.7

Total current assets	7,511.9	7,166.8

Property and equipment:
Land	746.8	780.0
Buildings	982.1	955.3
Capital leases	703.5	674.0
Advertising structures	2,221.5	2,128.9
Equipment and other	5,799.2	5,313.4

	10,453.1	9,851.6
Less accumulated depreciation and amortization	4,440.4	3,738.9

Net property and equipment	6,012.7	6,112.7

Inventory (Note 3)	4,619.5	4,527.0
Goodwill (Note 2)	58,291.3	57,116.3
Intangibles (Note 2)	12,434.4	12,482.6
Other assets	2,065.7	2,348.8

Total Assets	$90,935.5	$89,754.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$964.4	$1,176.2
Accrued expenses and other current liabilities	3,216.1	3,372.7
Accrued compensation	547.7	653.4
Participants' share, residuals and royalties payable	1,155.6	966.8
Program rights	1,005.6	875.0
Income taxes payable	218.4	98.0
Current portion of long-term debt (Note 6)	332.8	199.0

Total current liabilities	7,440.6	7,341.1

Long-term debt (Note 6)	9,713.5	10,205.2
Deferred income tax liabilities	1,187.2	798.8
Other liabilities	7,603.7	8,076.1
Commitments and contingencies (Note 8)
Minority interest	868.2	845.2
Stockholders' Equity:
Class A Common Stock, par value $.01 per share; 750.0 shares authorized; 135.1 (2003) and 137.3 (2002) shares issued	1.4	1.4
Class B Common Stock, par value $.01 per share; 10,000.0 shares authorized; 1,725.2 (2003) and 1,716.0 (2002) shares issued	17.2	17.1
Additional paid-in capital	65,791.9	65,597.8
Retained earnings	3,631.7	1,934.0
Accumulated other comprehensive loss (Note 1)	(420.6)	(580.5)

	69,021.6	66,969.8
Less treasury stock, at cost; 1.4 (2003 and 2002) Class A shares and 115.2 (2003) and 105.3 (2002) Class B shares	4,899.3	4,482.0

Total stockholders' equity	64,122.3	62,487.8

Total Liabilities and Stockholders' Equity	$90,935.5	$89,754.2

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended September 30,
	2003	2002

Operating Activities:
Net earnings	$1,802.3	$73.3
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Cumulative effect of change in accounting principle, net of minority interest and tax	18.5	1,480.9
Depreciation and amortization	738.2	706.0
Equity in loss of affiliated companies, net of tax	2.3	32.3
Distributions from affiliated companies	33.4	25.4
Minority interest, net of tax	44.8	33.0
Change in assets and liabilities, net of effects of acquisitions	(91.3)	(397.3)

Net cash flow provided by operating activities	2,548.2	1,953.6

Investing Activities:
Acquisitions, net of cash acquired	(1,304.5)	(821.3)
Capital expenditures	(359.0)	(329.6)
Investments in and advances to affiliated companies	(33.1)	(51.4)
Proceeds from sale of investments	31.3	14.4
Other, net	1.5	12.6

Net cash flow used for investing activities	(1,663.8)	(1,175.3)

Financing Activities:
Proceeds from issuance of notes and debentures	736.5	1,291.1
Proceeds from exercise of stock options	153.0	297.4
Repayments to banks, including commercial paper, net	(338.4)	(682.3)
Repayment of notes and debentures	(769.8)	(978.0)
Payment of capital lease obligations	(81.3)	(84.1)
Purchase of Company common stock	(449.6)	(826.7)
Other, net	(7.3)	(2.1)

Net cash flow used for financing activities	(756.9)	(984.7)

Net increase (decrease) in cash and cash equivalents	127.5	(206.4)
Cash and cash equivalents at beginning of period	631.4	727.4

Cash and cash equivalents at end of period	$758.9	$521.0

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Fair value of assets acquired	$1,346.4	$827.2
Fair value of liabilities assumed	(77.6)	(11.7)
Acquisition of minority interest	35.7	157.4
Cash paid, net of cash acquired	(1,304.5)	(821.3)

Impact on stockholders' equity	$—	$151.6

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions, except per share amounts)

1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of Viacom Inc. and investments of more than 50% in subsidiaries and other entities ("Viacom" or the "Company"). Investments in affiliated companies over which the Company has a significant influence or ownership of at least 20% but less than or equal to 50% are accounted for under the equity method. Investments of less than 20% are accounted for under the cost method. All significant intercompany transactions have been eliminated.

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

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options only in the periods in which such effect would have been dilutive. For the three and nine months ended September 30, 2003, respectively, options to purchase 47.2 million and 59.8 million shares of Class B Common Stock at weighted average prices of $53.74 and $51.30 were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2002, respectively, options to purchase 76.8 million and 43.7 million shares of Class B Common Stock at weighted average prices of $48.85 and $54.83 were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

The table below presents a reconciliation of weighted average shares used in the calculations of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Weighted average number of shares for basic EPS	1,745.0	1,752.8	1,745.7	1,754.1
Incremental number of shares for stock options	18.2	17.5	17.5	22.8

Weighted average number of shares for diluted EPS	1,763.2	1,770.3	1,763.2	1,776.9

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)—Total comprehensive income for the Company includes net earnings and other comprehensive income items listed in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net earnings	$699.6	$640.3	$1,802.3	$73.3
Other comprehensive income, net of tax:
Cumulative translation adjustments	(.3)	(12.7)	101.4	31.4
Net unrealized gain (loss) on securities	(3.5)	(7.5)	6.7	(8.8)
Change in fair value of cash flow hedges	.6	1.0	1.1	.7
Minimum pension liability adjustment	8.7	—	50.7	—

Total comprehensive income	$705.1	$621.1	$1,962.2	$96.6

Stock-Based Compensation—Effective the first quarter of 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148") which requires quarterly disclosure of the Company's method of accounting for stock-based employee compensation and the effect on reported results. The Company follows the disclosure-only provisions of SFAS 123 and in accordance with such provisions, applies APB No. 25 "Accounting for Stock Issued to Employees."

The following table reflects the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions for stock-based employee compensation. These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted in future years.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net earnings	$699.6	$640.3	$1,802.3	$73.3
Option expense, net of tax	(68.5)	(50.0)	(204.8)	(151.5)

Net earnings (loss) after option expense	$631.1	$590.3	$1,597.5	$(78.2)

Basic earnings (loss) per share:
Net earnings as reported	$.40	$.37	$1.03	$.04
Net earnings (loss) after option expense	$.36	$.34	$.92	$(.04)
Diluted earnings (loss) per share:
Net earnings as reported	$.40	$.36	$1.02	$.04
Net earnings (loss) after option expense	$.36	$.33	$.91	$(.04)

Changes in Accounting Principles—Effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). The initial adoption required the Company to perform a two-step fair-value based impairment test of goodwill. The first step of the test examines whether or not the book values of the Company's reporting units exceed their fair values. In the second step, the Company compared the implied fair value of goodwill in accordance with the methodology prescribed by SFAS 142 to its book value. As a result of such impairment test completed in the first

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 requires the capitalization of asset retirement costs as part of the total cost of the related long-lived asset and the depreciation of this cost over the corresponding asset's useful life. SFAS 143 primarily applies to certain of the Company's video store leases and billboard advertising locations, where the Company is legally obligated to remove leasehold improvements to restore the property to its original condition. The asset retirement obligation was $49.5 million and $51.9 million at January 1, 2003 and September 30, 2003, respectively. As a result of the adoption of this standard, the Company recognized in the first quarter of 2003 a charge of $18.5 million, or $.01 per share, reflected as a cumulative effect of change in accounting principle, net of minority interest and tax. Assuming adoption of SFAS 143 had occurred on January 1, 2002, the impact would not be material to the Company's financial position at December 31, 2002 and the Company's statement of operations and cash flows for the three and nine-month periods ended September 30, 2002.

Goodwill and Intangible Assets—In accordance with SFAS 142, the Company tests goodwill and other intangible assets for impairment during the fourth quarter of each year. In assessing the recoverability of goodwill, projections regarding future cash flows are made and other factors are considered to determine the fair value of the Company's reporting units. The Company's reporting units are generally the same as or one level below its operating segments. If the Company were to determine that goodwill was impaired, a non-cash charge would be required. Such a charge could have a significant effect on reported net earnings.

Recent Pronouncements—In May 2003, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 did not have a material effect on the Company's financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company is currently evaluating the full impact of this statement and has not determined the impact it will have on its consolidated financial position or results of operations or cash flows.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

2)    GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets subject to amortization primarily consist of franchise and subscriber agreements that are being amortized over 5 to 40 years. Amortization expense was $25.1 million and $25.3 million for the three months ended September 30, 2003 and 2002, respectively, and $76.6 million and $76.5 million for the nine months ended September 30, 2003 and 2002, respectively. Amortization expense may vary in the future as acquisitions and dispositions occur and as purchase price allocations are finalized. Without regard to future acquisitions, the Company expects its annual amortization expense to be approximately $100 million for each of the next five succeeding years.

The Company's intangible assets subject to amortization and related accumulated amortization were as follows:

	At September 30, 2003

	Gross	Accumulated Amortization	Net

Franchise agreements	$454.7	$(85.1)	$369.6
Subscriber agreements	372.5	(170.9)	201.6
Other intangible assets	239.6	(96.7)	142.9

Total	$1,066.8	$(352.7)	$714.1

	At December 31, 2002

	Gross	Accumulated Amortization	Net

Franchise agreements	$452.3	$(64.8)	$387.5
Subscriber agreements	372.5	(133.2)	239.3
Other intangible assets	243.6	(83.5)	160.1

Total	$1,068.4	$(281.5)	$786.9

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

2)    GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

FCC licenses of approximately $11.7 billion at September 30, 2003 and December 31, 2002, were recorded as intangible assets with indefinite lives and were not subject to amortization. In determining that FCC licenses have indefinite lives, the Company considered several factors including: (i) its licenses are renewable at very little cost; (ii) it has historically demonstrated its ability to renew such licenses; and (iii) the Company believes that broadcasting technologies are not expected to be replaced or changed significantly and, therefore, its ability to renew its FCC licenses will not be impacted. The Company tests FCC licenses for impairment annually by comparing the fair value of such licenses with the underlying carrying amount. The Company has not recognized any impairment losses related to its FCC licenses.

The changes in the book value of goodwill, by segment, for the nine months ended September 30, 2003 were as follows:

	Balance at December 31, 2002	Acquisitions (a)	Adjustments (b)	Balance at September 30, 2003

Cable Networks	$7,330.1	$1,128.0	$5.7	$8,463.8
Television	13,182.1	—	—	13,182.1
Radio	19,328.7	—	(56.1)	19,272.6
Outdoor	11,409.1	34.7	75.5	11,519.3
Entertainment	1,972.3	—	.5	1,972.8
Video	3,894.0	—	(13.3)	3,880.7

Total	$57,116.3	$1,162.7	$12.3	$58,291.3

(a)
The $1.1 billion increase in goodwill in the Cable Networks segment resulted from the acquisition of Comedy Central during the second quarter of 2003.

(b)
Adjustments primarily relate to purchase price allocations for acquisitions, foreign currency translation adjustments and the reversal of reserves previously established in purchase price accounting which were determined to be no longer necessary.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

3)    INVENTORY

	At September 30, 2003	At December 31, 2002

Theatrical and television inventory:
Theatrical:
Released (including acquired film libraries)	$599.6	$522.3
Completed, not released	156.9	98.7
In process and other	288.7	509.8
Television:
Released	816.3	878.0
In process and other	135.7	90.2
Program rights	3,062.1	2,658.2

	5,059.3	4,757.2
Less current portion	842.9	718.8

	4,216.4	4,038.4

Merchandise inventory	486.3	505.7
Rental inventory	364.3	430.6
Publishing, primarily finished goods	72.3	71.9
Other	61.5	94.3

	984.4	1,102.5
Less current portion	581.3	613.9

	403.1	488.6

Total Current Inventory	$1,424.2	$1,332.7

Total Non-Current Inventory	$4,619.5	$4,527.0

4)    ACQUISITIONS

On May 22, 2003 the Company acquired the remaining 50% interest in Comedy Central that it did not own for $1.2 billion in cash. Comedy Central's results have been consolidated as part of Cable Networks, effective from the date of acquisition. The excess purchase price over the fair value of the tangible net assets acquired of approximately $1.1 billion was allocated to goodwill. The final allocation of the purchase price will be based on comprehensive final evaluations of the fair value of Comedy Central's assets acquired and liabilities assumed.

5)    RESTRUCTURING AND MERGER-RELATED CHARGES

In the second quarter of 2003, restructuring charges of $26.4 million were recorded at Cable Networks. These charges principally reflected $17.7 million of severance liabilities resulting from the acquisition of Comedy Central and organizational changes at Showtime Networks Inc. Also included in this total was $8.4 million for additional lease termination costs for MTV Networks ("MTVN") due to a change in the initial estimate for its 2001 charge. The restructuring charges were recorded in the statement of operations as part of selling, general and administrative expenses for $23.4 million and operating expenses for $3.0 million. For the nine months ended September 30, 2003, the Company had paid and charged $10.0 million against the severance liabilities. Severance payments will continue through 2005 since certain employees will be paid out over the terms of their employment contracts. For the nine

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

5)    RESTRUCTURING AND MERGER-RELATED CHARGES (Continued)

months ended September 30, 2003, approximately $3.4 million of expenses related to lease termination costs were charged against the lease liability.

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

The following table summarizes the 2003 activity for the merger-related and restructuring charges discussed above:

	Viacom/CBS Merger Related Charge	Cable Networks Restructuring Charges	UPN Restructuring Charge

Balance at December 31, 2002	$33.6	$18.3	$2.3
Charges	—	26.4	—
Cash payments	(11.6)	(13.4)	(.9)
Non-cash charges	—	—	(1.4)

Balance at September 30, 2003	$22.0	$31.3	$—

6)    LONG-TERM DEBT

The following table sets forth the Company's long-term debt:

	At September 30, 2003	At December 31, 2002

Notes payable to banks	$242.5	$423.7
Commercial paper	19.5	174.6
Senior debt (4.625%-8.875% due 2005-2051)	9,507.5	9,530.7
Senior subordinated debt (10.50% due 2009)	61.7	56.1
Other notes	25.1	28.6
Obligations under capital leases	391.7	392.2

Total Debt	10,248.0	10,605.9
Less current portion	332.8	199.0
Less discontinued operations debt (a)	201.7	201.7

Total Long-Term Debt	$9,713.5	$10,205.2

(a)
Included in "Other liabilities" on the consolidated balance sheets.

The Company's total debt presented in the table includes, for the periods ending September 30, 2003 and December 31, 2002, respectively, (i) an aggregate unamortized premium of $42.1 million and $49.5 million and (ii) the change in the carrying value of the senior debt, since inception, relating to fair value swaps of $80.2 million and $86.2 million.

The senior debt of Viacom Inc. is fully and unconditionally guaranteed by its wholly owned subsidiary, Viacom International Inc. ("Viacom International"). The senior debt and senior subordinated debt of

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

6)    LONG-TERM DEBT (Continued)

the Company's wholly owned subsidiaries, CBS Broadcasting Inc. and Go Outdoor Systems Holdings S.A., respectively, are not guaranteed; the aggregate outstanding amount of such debt at September 30, 2003 was $113.9 million.

On September 1, 2003, the 6.875% notes matured in the amount of $275 million.

On July 15, 2003, the Company called its outstanding $150 million 7.50% senior debentures with a call price equal to 103.6% of the principal amount.

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

On January 15, 2003, the 6.75% senior notes matured in the amount of $333.8 million.

On February 28, 2003, the Company entered into a $1.7 billion, 364-day credit facility to replace the $1.8 billion facility which was to expire in March 2003.

At September 30, 2003, the Company had commercial paper borrowings of $19.5 million under its $4.65 billion commercial paper program. Borrowings under the program have maturities of less than one year. The Company's credit facilities supporting the commercial paper borrowings totaled $4.65 billion at September 30, 2003.

At September 30, 2003, the Company classified approximately $20.8 million of commercial paper and other debt scheduled to mature within the next twelve months as long-term debt, reflecting its intent and ability, through the existence of unused revolving credit facilities, to refinance this debt on a long-term basis.

At September 30, 2003, notes payable to banks of $242.5 million decreased $181.2 million from December 31, 2002, principally due to net repayments under the Blockbuster credit agreement of approximately $175 million.

Accounts Receivable Securitization Programs

As of September 30, 2003 and December 31, 2002, the Company had an aggregate of $992.5 million and $981.9 million, respectively, outstanding under revolving receivable securitization programs. The Company is required to maintain certain ratios in connection with the programs. As of September 30, 2003 and December 31, 2002, the Company was in compliance with the required ratios under the receivable securitization programs.

7)    SHARE PURCHASE PROGRAM AND CASH DIVIDEND

For the nine months ended September 30, 2003, on a trade date basis, the Company purchased approximately 10.3 million shares of its Class B Common Stock for approximately $436.1 million under its current $3.0 billion stock purchase program, of which approximately $204.3 million was spent in the third quarter to purchase 4.9 million shares. Since inception of this program in October 2002, a total of 13.6 million shares have been purchased through September 30, 2003, for approximately $576.6 million, leaving $2.4 billion remaining under the $3.0 billion program to purchase Company Common Stock.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

7)    SHARE PURCHASE PROGRAM AND CASH DIVIDEND (Continued)

For the nine months ended September 30, 2003, in order to maintain Viacom's consolidated tax position with Blockbuster, the Company purchased 1.7 million shares of Blockbuster Class A Common Stock for approximately $35.7 million, of which approximately $34.1 million was spent during the third quarter.

During the third quarter of 2003, Viacom's Board of Directors declared an initial quarterly cash dividend of $.06 per share to shareholders of record at the close of business on August 15, 2003, and approximately $104.6 million was paid to these shareholders on October 1, 2003.

8)    COMMITMENTS AND CONTINGENCIES

Programming and talent commitments of the Company, estimated to aggregate approximately $13.1 billion, are not reflected on the balance sheet as of September 30, 2003. These commitments include approximately $8.6 billion for the acquisition of sports programming rights, approximately $3.5 billion relating to television, radio and feature film production and acquisitions and approximately $1.0 billion for talent contracts. A majority of such fees are payable over several years, as part of the normal course of business.

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

Guarantees

Effective January 1, 2003, the Company adopted the recognition provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") for guarantees issued or modified after December 31, 2002. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. FIN 45 also requires additional disclosures for certain guarantees. The adoption of FIN 45 did not have a significant impact on the Company's financial position, results of operations or cash flows.

The Company owns a 50% equity interest in United Cinemas International ("UCI"), which operates movie theaters in Europe, South America and Asia. As of September 30, 2003, the Company guaranteed approximately $278.1 million of UCI's debt obligations under a revolving credit facility, which expires in December 2004, and $168.8 million of UCI's theater leases. The Company also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres, LLC and guarantees certain theater leases for approximately $13.8 million. The debt and lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of September 30, 2003 as they were provided by the Company prior to the adoption of FIN 45.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

8)    COMMITMENTS AND CONTINGENCIES (Continued)

The Company is also subject to certain lease guarantees related to the divestitures of certain businesses. In October 1998, Blockbuster Music stores were sold to Wherehouse Entertainment Inc. ("Wherehouse"). Some of the leases transferred in connection with this sale had previously been guaranteed either by the Company or its affiliates. Blockbuster had previously agreed to indemnify the Company with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guarantee expirations originally available to Blockbuster in connection with the Wherehouse bankruptcy, Blockbuster estimated a contingent liability of approximately $36.0 million. Of this amount, Blockbuster recorded a reserve of $18.7 million during the fourth quarter of 2002 which represented its estimate of the lease guarantee obligation at that time. During the first nine months of 2003, Blockbuster paid approximately $5.9 million associated with the lease guarantee obligation. The Company has accounted for these reserves in discontinued operations.

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

Claims typically are filed in large groups and may be settled in large groups, which makes the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2003, the Company had pending approximately 124,300 asbestos claims, as compared to approximately 103,800 as of December 31, 2002 and approximately 125,600 as of September 30, 2002. The September 2002 number of claims included approximately 8,400 claims on an inactive docket which would not be counted as pending under the Company's current methodology. Of the claims pending as of September 30, 2003, approximately 94,400 were pending in state courts, 27,400 in federal court and approximately 2,500 were third party claims. During the third quarter of 2003, the Company received approximately 4,900 new claims and closed approximately 5,600 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

Antitrust.    In July 2002, judgment was entered in favor of the Company, Blockbuster, Paramount Home Entertainment and other major motion picture studios and their home video subsidiaries with respect to a complaint filed in the United States District Court for the Western District of Texas. The complaint included federal antitrust and California state law claims. In August 2003, the Fifth Circuit Court of Appeals affirmed the federal court judgment. In February 2003, a similar complaint that had been filed in a Los Angeles County Superior Court was also dismissed with prejudice. The plaintiffs have appealed the California state court dismissal, as well as a prior denial of class certification. The Company believes that the plaintiffs' positions in these litigations are without merit and intends to continue to vigorously defend itself in the litigations.

Blockbuster Securities Actions.    During February and March 2003, putative class action complaints were filed against Blockbuster in the United States District Court for the Northern District of Texas. Certain directors and officers of Blockbuster were also named as defendants. The remaining putative class actions have been consolidated into one action styled In re Blockbuster Inc. Securities Litigation, which is pending in the same court. The consolidated amended complaint, filed July 2003, claims violations of the Securities Exchange Act of 1934 for the time period approximately between February and December 2002. It also generally alleges that the defendants made untrue statements of material fact and/or omitted to disclose material facts about Blockbuster's business and operations, that the value of Blockbuster's common stock was therefore artificially inflated and that certain of the individual defendants sold shares of Blockbuster's common stock at inflated prices. The plaintiffs seek unspecified compensatory damages. In addition, three shareholder derivative actions were filed in February, March and April 2003, of which one is pending in federal court in Texas and two have been consolidated into one action in Texas state court, each arising from substantially similar operative facts. These shareholder derivative actions include claims for breach of fiduciary duties for various time periods beginning in February 2002 and name certain Blockbuster officers and directors, some of whom are directors and/or executive officers of the Company, as individual defendants, and Blockbuster as a nominal defendant. The Company believes the plaintiffs' positions in all of these actions are without merit and intends to vigorously defend these matters.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

8)    COMMITMENTS AND CONTINGENCIES (Continued)

Other.    In December 2002, Buena Vista Home Entertainment, Inc. filed a complaint in the United States District Court for the Central District of California claiming that Blockbuster had breached the revenue-sharing agreement between the two parties. Buena Vista claims damages in excess of $120 million. Blockbuster has answered and asserted counterclaims for reformation and breach of contract. On July 22, 2003, the California federal court granted Buena Vista's motion for partial summary judgment, stating in its ruling that a liquidated damages provision in the contract is enforceable. Blockbuster has filed a motion to reconsider this ruling. The Company believes the plaintiff's position is without merit, and intends to vigorously defend this matter.

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

Revenues generated between the segments are recorded at fair market value as if the sales were to third parties and are eliminated in consolidation. Intercompany revenue eliminations were principally associated with the Entertainment, Television, Cable, Radio and Outdoor segments and were $87.1 million, $107.4 million, $6.4 million, $9.7 million and $6.4 million, respectively, for the three months ended September 30, 2003 and $264.5 million, $145.8 million, $51.2 million, $32.3 million and $21.0 million, respectively, for the nine months ended September 30, 2003. Intercompany revenue eliminations for the three and nine months ended September 30, 2002 were principally associated with the Entertainment, Television and Cable segments and were $108.1 million, $43.5 million and $13.8 million, respectively, for the quarter and $261.2 million, $113.6 million and $41.2 million, respectively, for the nine months. Operating income eliminations primarily reflect the timing of intercompany transactions from the sale of television product and feature films to cable and broadcast networks.

Operating results for the three and nine months ended September 30, 2003 included a pre-tax gain of approximately $40 million from the settlement of a 2001 physical damage and business interruption claim, of which $27 million was recorded in the Television segment and $13 million was recorded in the Radio segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues:
Cable Networks	$1,465.4	$1,243.9	$3,982.1	$3,380.1
Television	1,882.6	1,798.1	5,669.1	5,343.1
Radio	551.7	539.3	1,546.5	1,556.4
Outdoor	434.6	429.0	1,275.3	1,200.5
Entertainment	1,098.0	1,070.6	2,816.2	2,768.2
Video	1,384.5	1,386.5	4,294.5	3,983.5
Eliminations	(217.0)	(160.9)	(514.8)	(403.6)

Total Revenues	$6,599.8	$6,306.5	$19,068.9	$17,828.2

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

9)    REPORTABLE SEGMENTS (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Operating Income:
Cable Networks	$612.8	$510.8	$1,537.8	$1,238.8
Television	362.3	304.3	997.1	864.6
Radio	266.2	259.0	722.8	727.6
Outdoor	44.5	63.0	148.2	160.1
Entertainment	111.7	146.5	205.4	301.1
Video	99.6	80.0	353.6	271.4

Segment total	1,497.1	1,363.6	3,964.9	3,563.6
Corporate expenses	(46.3)	(42.9)	(127.0)	(115.8)
Residual costs (a)	(36.6)	(22.1)	(109.8)	(66.1)
Eliminations	(34.7)	(10.4)	(46.3)	(50.2)

Total Operating Income	1,379.5	1,288.2	3,681.8	3,331.5
Interest expense	(200.7)	(213.0)	(590.0)	(644.1)
Interest income	4.2	3.5	11.8	11.0
Other items, net	(6.0)	.3	14.9	(18.0)

Earnings before income taxes, equity in earnings (loss) of affiliated companies, minority interest, and cumulative effect of change in accounting principle	1,177.0	1,079.0	3,118.5	2,680.4
Provision for income taxes	(464.3)	(412.3)	(1,250.6)	(1,060.9)
Equity in earnings (loss) of affiliated companies, net of tax	.1	(14.5)	(2.3)	(32.3)
Minority interest, net of tax	(13.2)	(11.9)	(44.8)	(33.0)

Net earnings before cumulative effect of change in accounting principle	699.6	640.3	1,820.8	1,554.2
Cumulative effect of change in accounting principle, net of minority interest and tax	—	—	(18.5)	(1,480.9)

Net earnings	$699.6	$640.3	$1,802.3	$73.3

(a)
Primarily includes pension and post-retirement benefit costs for benefit plans retained by the Company for previously divested businesses.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

9)    REPORTABLE SEGMENTS (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Depreciation and Amortization:
Cable Networks	$48.2	$46.0	$143.9	$143.7
Television	37.8	34.9	111.8	104.2
Radio	6.6	7.4	20.5	23.4
Outdoor	53.9	51.2	160.8	152.7
Entertainment	32.5	30.8	94.9	90.1
Video	66.0	62.0	189.3	174.8
Corporate	5.6	5.6	17.0	17.1

Total Depreciation and Amortization	$250.6	$237.9	$738.2	$706.0

	At September 30, 2003	At December 31, 2002

Total Assets:
Cable Networks	$13,130.5	$11,548.7
Television	25,685.0	25,704.5
Radio	25,260.4	25,288.0
Outdoor	14,369.1	14,299.2
Entertainment	6,099.4	5,953.9
Video	6,037.1	6,206.1
Corporate	2,027.4	1,938.6
Eliminations	(1,673.4)	(1,184.8)

Total Assets	$90,935.5	$89,754.2

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

10)    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Viacom International Inc., a wholly owned subsidiary of Viacom Inc., has fully and unconditionally guaranteed Viacom Inc. debt securities (see Note 6). The following condensed consolidating financial statements present the results of operations, financial position and cash flows of Viacom Inc., Viacom International, the direct and indirect Non-Guarantor Affiliates of Viacom Inc. and Viacom International, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Statement of Operations for the Three Months Ended September 30, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$48.2	$928.9	$5,696.4	$(73.7)	$6,599.8

Expenses:
Operating	23.2	275.3	3,680.8	(59.2)	3,920.1
Selling, general and administrative	34.9	221.9	803.5	(10.7)	1,049.6
Depreciation and amortization	1.1	25.6	223.9	—	250.6

Total expenses	59.2	522.8	4,708.2	(69.9)	5,220.3

Operating income (loss)	(11.0)	406.1	988.2	(3.8)	1,379.5
Interest expense, net	(183.0)	30.4	(43.9)	—	(196.5)
Other items, net	(3.4)	3.4	18.9	(24.9)	(6.0)

Earnings (loss) before income taxes, equity in earnings (loss) of affiliated companies and minority interest	(197.4)	439.9	963.2	(28.7)	1,177.0
Benefit (provision) for income taxes	81.4	(177.3)	(368.4)	—	(464.3)
Equity in earnings (loss) of affiliated companies, net of tax	815.6	249.9	(2.6)	(1,062.8)	0.1
Minority interest, net of tax	—	—	(13.2)	—	(13.2)

Net earnings	$699.6	$512.5	$579.0	$(1,091.5)	$699.6

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

10) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Statement of Operations for the Nine Months Ended September 30, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$140.2	$2,544.0	$16,517.7	$(133.0)	$19,068.9

Expenses:
Operating	64.3	812.8	10,750.7	(118.6)	11,509.2
Selling, general and administrative	127.7	631.9	2,399.8	(19.7)	3,139.7
Depreciation and amortization	3.8	87.5	646.9	—	738.2

Total expenses	195.8	1,532.2	13,797.4	(138.3)	15,387.1

Operating income (loss)	(55.6)	1,011.8	2,720.3	5.3	3,681.8
Interest expense, net	(543.9)	(148.3)	114.0	—	(578.2)
Other items, net	(11.8)	10.9	40.7	(24.9)	14.9

Earnings (loss) before income taxes, equity in earnings (loss) of affiliated companies, minority interest and cumulative effect of change in accounting principle	(611.3)	874.4	2,875.0	(19.6)	3,118.5
Benefit (provision) for income taxes	245.7	(350.7)	(1,145.6)	—	(1,250.6)
Equity in earnings (loss) of affiliated companies, net of tax	2,167.9	647.5	(1.4)	(2,816.3)	(2.3)
Minority interest, net of tax	—	—	(44.8)	—	(44.8)

Net earnings before cumulative effect of change in accounting principle	1,802.3	1,171.2	1,683.2	(2,835.9)	1,820.8
Cumulative effect of change in accounting principle, net of tax	—	(3.3)	(15.2)	—	(18.5)

Net earnings	$1,802.3	$1,167.9	$1,668.0	$(2,835.9)	$1,802.3

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

10) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Statement of Operations for the Three Months Ended September 30, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$44.9	$828.5	$5,467.5	$(34.4)	$6,306.5

Expenses:
Operating	19.3	239.5	3,491.8	(38.3)	3,712.3
Selling, general and administrative	29.7	201.8	837.2	(0.6)	1,068.1
Depreciation and amortization	1.2	31.4	205.3	—	237.9

Total expenses	50.2	472.7	4,534.3	(38.9)	5,018.3

Operating income	(5.3)	355.8	933.2	4.5	1,288.2
Interest expense, net	(182.8)	(82.2)	55.5	—	(209.5)
Other items, net	(2.5)	23.8	(20.9)	(0.1)	0.3

Earnings (loss) before income taxes, equity in earnings (loss) of affiliated companies and minority interest	(190.6)	297.4	967.8	4.4	1,079.0
Benefit (provision) for income taxes	73.4	(121.4)	(364.3)	—	(412.3)
Equity in earnings (loss) of affiliated companies, net of tax	757.5	238.8	(10.6)	(1,000.2)	(14.5)
Minority interest, net of tax	—	—	(11.9)	—	(11.9)

Net earnings	$640.3	$414.8	$581.0	$(995.8)	$640.3

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

10) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Statement of Operations for the Nine Months Ended September 30, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$129.5	$2,172.1	$15,623.2	$(96.6)	$17,828.2

Expenses:
Operating	56.7	678.4	10,059.0	(70.8)	10,723.3
Selling, general and administrative	90.6	557.1	2,425.8	(6.1)	3,067.4
Depreciation and amortization	3.8	97.3	604.9	—	706.0

Total expenses	151.1	1,332.8	13,089.7	(76.9)	14,496.7

Operating income	(21.6)	839.3	2,533.5	(19.7)	3,331.5
Interest expense, net	(555.4)	(227.8)	150.1	—	(633.1)
Other items, net	(15.1)	(201.8)	199.4	(0.5)	(18.0)

Earnings (loss) before income taxes, equity in earnings (loss) of affiliated companies, minority interest and cumulative effect of change in accounting principle	(592.1)	409.7	2,883.0	(20.2)	2,680.4
Benefit (provision) for income taxes	235.6	(167.1)	(1,129.4)	—	(1,060.9)
Equity in earnings (loss) of affiliated companies, net of tax	429.8	(792.6)	(14.1)	344.6	(32.3)
Minority interest, net of tax	—	0.2	(33.2)	—	(33.0)

Net earnings (loss) before cumulative effect of change in accounting principle	73.3	(549.8)	1,706.3	324.4	1,554.2
Cumulative effect of change in accounting principle, net of minority interest and tax	—	—	(1,480.9)	—	(1,480.9)

Net earnings (loss)	$73.3	$(549.8)	$225.4	$324.4	$73.3

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

10) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Balance Sheet at September 30, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Assets
Cash and cash equivalents	$182.7	$5.9	$570.3	$—	$758.9
Receivables, net	41.0	542.2	3,447.4	(208.7)	3,821.9
Inventory	8.5	188.9	1,324.8	(98.0)	1,424.2
Prepaid expenses and other current assets	169.3	215.8	1,146.7	(24.9)	1,506.9

Total current assets	401.5	952.8	6,489.2	(331.6)	7,511.9

Property and equipment	50.0	704.6	9,698.5	—	10,453.1
Less accumulated depreciation and amortization	10.3	391.6	4,038.5	—	4,440.4

Net property and equipment	39.7	313.0	5,660.0	—	6,012.7

Inventory	16.5	1,177.0	3,514.2	(88.2)	4,619.5
Goodwill	104.2	100.4	58,086.7	—	58,291.3
Intangibles	—	2.6	12,431.8	—	12,434.4
Investments in consolidated subsidiaries	68,007.6	15,942.5	—	(83,950.1)	—
Other assets	244.1	185.2	1,905.1	(268.7)	2,065.7

Total Assets	$68,813.6	$18,673.5	$88,087.0	$(84,638.6)	$90,935.5

Liabilities and Stockholders' Equity
Accounts payable	$7.0	$86.1	$887.1	$(15.8)	$964.4
Accrued expenses and other	577.7	738.6	3,806.6	(135.1)	4,987.8
Participants' share, residuals and royalties payable	—	22.8	1,207.3	(74.5)	1,155.6
Current portion of long-term debt	—	12.9	319.9	—	332.8

Total current liabilities	584.7	860.4	6,220.9	(225.4)	7,440.6

Long-term debt	9,325.2	39.5	411.3	(62.5)	9,713.5
Other liabilities	(9,315.8)	9,518.2	1,712.6	6,875.9	8,790.9
Minority interest	—	—	868.2	—	868.2
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	22.7	122.8	1,162.1	(1,289.0)	18.6
Additional paid-in capital	65,787.8	1,915.2	71,705.4	(73,616.5)	65,791.9
Retained earnings	7,698.1	6,277.3	5,861.8	(16,205.5)	3,631.7
Accumulated other comprehensive income (loss)	(389.8)	(59.9)	16.5	12.6	(420.6)

	73,118.8	8,255.4	78,874.0	(91,226.6)	69,021.6
Less treasury stock, at cost	4,899.3	—	—	—	4,899.3

Total stockholders' equity	68,219.5	8,255.4	78,874.0	(91,226.6)	64,122.3

Total Liabilities and Stockholders' Equity	$68,813.6	$18,673.5	$88,087.0	$(84,638.6)	$90,935.5

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

10) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Balance Sheet at December 31, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Assets
Cash and cash equivalents	$236.9	$48.4	$346.1	$—	$631.4
Receivables, net	49.1	552.9	3,290.5	(171.5)	3,721.0
Inventory	8.2	163.9	1,193.5	(32.9)	1,332.7
Prepaid expenses and other current assets	178.7	167.2	1,135.8	—	1,481.7

Total current assets	472.9	932.4	5,965.9	(204.4)	7,166.8

Property and equipment	52.4	648.0	9,151.2	—	9,851.6
Less accumulated depreciation and amortization	6.6	346.9	3,385.4	—	3,738.9

Net property and equipment	45.8	301.1	5,765.8	—	6,112.7

Inventory	16.0	1,042.8	3,628.1	(159.9)	4,527.0
Goodwill	104.2	64.5	56,947.6	—	57,116.3
Intangibles	—	2.9	12,479.7	—	12,482.6
Investments in consolidated subsidiaries	65,692.5	15,034.2	—	(80,726.7)	—
Other assets	249.9	306.5	2,029.4	(237.0)	2,348.8

Total Assets	$66,581.3	$17,684.4	$86,816.5	$(81,328.0)	$89,754.2

Liabilities and Stockholders' Equity
Accounts payable	$4.7	$52.7	$1,131.7	$(12.9)	$1,176.2
Accrued expenses and other	391.9	911.0	3,786.3	(90.1)	4,999.1
Participants' share, residuals and royalties payable	—	23.1	1,014.5	(70.8)	966.8
Current portion of long-term debt	—	13.9	185.1	—	199.0

Total current liabilities	396.6	1,000.7	6,117.6	(173.8)	7,341.1

Long-term debt	9,354.0	210.9	697.2	(56.9)	10,205.2
Other liabilities	(9,941.1)	9,444.1	(1,498.5)	10,870.4	8,874.9
Minority interest	—	—	845.2	—	845.2
Stockholders' Equity:
Preferred Stock	—	—	127.5	(127.5)	—
Common Stock	18.5	122.8	1,147.5	(1,270.3)	18.5
Additional paid-in capital	65,597.8	1,924.2	75,266.0	(77,190.2)	65,597.8
Retained earnings	6,025.2	5,110.1	4,201.9	(13,403.2)	1,934.0
Accumulated other comprehensive loss	(387.7)	(128.4)	(87.9)	23.5	(580.5)

	71,253.8	7,028.7	80,655.0	(91,967.7)	66,969.8
Less treasury stock, at cost	4,482.0	—	—	—	4,482.0

Total stockholders' equity	66,771.8	7,028.7	80,655.0	(91,967.7)	62,487.8

Total Liabilities and Stockholders' Equity	$66,581.3	$17,684.4	$86,816.5	$(81,328.0)	$89,754.2

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

10) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Statement of Cash Flows for the Nine Months Ended September 30, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(978.5)	$468.4	$3,058.3	$—	$2,548.2

Investing Activities:
Acquisitions, net of cash acquired	(32.5)	(1,206.8)	(65.2)	—	(1,304.5)
Capital expenditures	—	(40.4)	(318.6)	—	(359.0)
Investments in and advances to affiliated companies	(12.1)	(0.8)	(20.2)	—	(33.1)
Proceeds from sale of investments	1.6	25.2	4.5	—	31.3
Other, net	—	0.5	1.0	—	1.5

Net cash flow used for investing activities	(43.0)	(1,222.3)	(398.5)	—	(1,663.8)

Financing Activities:
Proceeds from issuance of notes and debentures	735.3	—	1.2	—	736.5
Proceeds from exercise of stock options	136.8	—	16.2	—	153.0
Repayments to banks, including commercial paper, net	(156.3)	—	(182.1)	—	(338.4)
Repayment of notes and debentures	(609.7)	(155.3)	(4.8)	—	(769.8)
Payment of capital lease obligations	—	(9.6)	(71.7)	—	(81.3)
Purchase of Company common stock	(449.6)	—	—	—	(449.6)
Increase (decrease) in intercompany payables	1,310.8	876.3	(2,187.1)	—	—
Other, net	—	—	(7.3)	—	(7.3)

Net cash flow provided by (used for) financing activities	967.3	711.4	(2,435.6)	—	(756.9)

Net increase (decrease) in cash and cash equivalents	(54.2)	(42.5)	224.2	—	127.5
Cash and cash equivalents at beginning of period	236.9	48.4	346.1	—	631.4

Cash and cash equivalents at end of period	$182.7	$5.9	$570.3	$—	$758.9

VIACOM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

10) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Statement of Cash Flows for the Nine Months Ended September 30, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(650.5)	$194.4	$2,409.7	$—	$1,953.6

Investing Activities:
Acquisitions, net of cash acquired	—	(126.9)	(694.4)	—	(821.3)
Capital expenditures	—	(44.8)	(284.8)	—	(329.6)
Investments in and advances to affiliated companies	—	(12.3)	(39.1)	—	(51.4)
Proceeds from sale of investments	0.7	5.6	8.1	—	14.4
Other, net	—	—	12.6	—	12.6

Net cash flow provided by (used for) investing activities	0.7	(178.4)	(997.6)	—	(1,175.3)

Financing Activities:
Proceeds from issuance of notes and debentures	1,291.1	—	—	—	1,291.1
Proceeds from exercise of stock options	259.9	—	37.5	—	297.4
Repayments to banks, including commercial paper, net	(583.7)	—	(98.6)	—	(682.3)
Repayment of notes and debentures	(459.4)	(489.5)	(29.1)	—	(978.0)
Payment of capital lease obligations	—	(8.3)	(75.8)	—	(84.1)
Purchase of Company common stock	(826.7)	—	—	—	(826.7)
Increase (decrease) in intercompany payables	679.0	534.6	(1,213.6)	—	—
Other, net	—	—	(2.1)	—	(2.1)

Net cash flow provided by (used for) financing activities	360.2	36.8	(1,381.7)	—	(984.7)

Net increase (decrease) in cash and cash equivalents	(289.6)	52.8	30.4	—	(206.4)
Cash and cash equivalents at beginning of period	367.7	2.7	357.0	—	727.4

Cash and cash equivalents at end of period	$78.1	$55.5	$387.4	$—	$521.0

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

Overview

Viacom Inc., together with its consolidated subsidiaries ("Viacom" or the "Company"), is a diversified worldwide entertainment company with operations in the following segments:

  •
  CABLE NETWORKS: The Cable Networks segment consists of MTV Networks ("MTVN"), including MTV MUSIC TELEVISION, NICKELODEON/NICK AT NITE, VH1 MUSIC FIRST, MTV2 MUSIC TELEVISION, TV LAND, CMT: COUNTRY MUSIC TELEVISION, SPIKE TV, COMEDY CENTRAL, COLLEGE TELEVISION NETWORK ("CTN") and NOGGIN; SHOWTIME NETWORKS INC. ("SNI"); and the BET CABLE NETWORK and BET JAZZ: THE JAZZ CHANNEL, among other program services. Cable Networks revenues are generated primarily from advertising sales and affiliate fees. Cable Networks contributed 22% and 21% to consolidated revenues for the three and nine months ended September 30, 2003, respectively, and 20% and 19% for the three and nine months ended September 30, 2002, respectively.

  •
  TELEVISION: The Television segment consists of the CBS and UPN television networks, the Company's 39 owned broadcast television stations, and its television production and syndication business, including KING WORLD PRODUCTIONS and PARAMOUNT TELEVISION. Television revenues are generated primarily from advertising sales and television license fees. Television contributed 29% and 30% to consolidated revenues for the three and nine months ended September 30, 2003 and 2002, respectively.

  •
  RADIO: The Radio segment owns and operates 185 radio stations in 40 U.S. markets. Radio revenues are generated primarily from advertising sales. Radio contributed 8% to consolidated revenues for the three and nine months ended September 30, 2003, and 9% for the three and nine months ended September 30, 2002.

  •
  OUTDOOR: The Outdoor segment displays advertising on media such as billboards, bulletins, buses, bus shelters and benches, trains, train platforms and terminals throughout commuter rail systems, mall posters and phone kiosks. Outdoor revenues are generated primarily from advertising sales. Outdoor contributed 7% to consolidated revenues for the three and nine months ended September 30, 2003 and 2002.

  •
  ENTERTAINMENT: The Entertainment segment includes PARAMOUNT PICTURES, which produces and distributes theatrical motion pictures; SIMON AND SCHUSTER which publishes and distributes consumer books and multimedia products, under such imprints as SIMON & SCHUSTER, POCKET BOOKS, SCRIBNER and THE FREE PRESS; PARAMOUNT PARKS, which is principally engaged in the ownership and operation of five theme parks and a themed attraction in the U.S. and Canada; and movie theater and music publishing operations. Entertainment revenues are generated primarily from feature film exploitation, publishing, theme park operations and movie theaters. Entertainment contributed 17% and 15% to consolidated revenues for the three and nine months ended September 30, 2003, respectively, and 17% and 16% for the three and nine months ended September 30, 2002, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

  •
  VIDEO: The Video segment consists of an approximately 81% equity interest in Blockbuster Inc., which operates and franchises 8,782 BLOCKBUSTER video stores worldwide. Video revenues are generated primarily from its rental and retail sales of videocassettes ("VHS"), DVDs and games. Video contributed 21% and 23% to consolidated revenues for the three and nine months ended September 30, 2003, respectively, and 22% for the three and nine months ended September 30, 2002.

The tables below present the Company's consolidated revenues by type and the percentage and amount of contribution of each type of revenue to consolidated revenues, net of intercompany eliminations, for the three and nine months ended September 30, 2003 and 2002.

	Revenues by Type
	Three Months Ended September 30,			Nine Months Ended September 30,
			Better/ (Worse)%			Better/ (Worse)%
	2003	2002		2003	2002

Advertising sales	$2,883.6	$2,680.1	8%	$8,626.6	$7,985.3	8%
Rental/retail sales	1,359.8	1,361.3	—	4,224.4	3,920.1	8
Affiliate fees	603.9	560.1	8	1,783.6	1,649.5	8
Feature film exploitation	492.9	472.3	4	1,380.2	1,378.4	—
TV license fees	480.7	517.8	(7)	1,153.9	1,140.8	1
Other (a)	778.9	714.9	9	1,900.2	1,754.1	8

Total	$6,599.8	$6,306.5	5%	$19,068.9	$17,828.2	7%

	Percentage of Revenues by Type
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Advertising sales	44%	43%	45%	45%
Rental/retail sales	21	22	22	22
Affiliate fees	9	9	10	9
Feature film exploitation	7	7	7	8
TV license fees	7	8	6	6
Other (a)	12	11	10	10

Total	100%	100%	100%	100%

(a)
Other primarily includes revenues from publishing, theme park operations and movie theaters.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2003 versus Three and Nine Months Ended September 30, 2002

Revenues

For the three months ended September 30, 2003, revenues of $6.60 billion increased 5% from $6.31 billion and for the nine months ended September 30, 2003, revenues of $19.07 billion increased 7% from $17.83 billion in the prior year. Growth in the third quarter and nine month periods was driven primarily by increases in advertising sales and affiliate fees while for the nine months, revenues also reflected higher rental/retail sales and television license fees. For the periods presented, the Company generated approximately 83% of its consolidated revenues domestically and approximately 17% internationally, principally from Europe and Canada.

Advertising sales increased 8% for the three and nine months ended September 30, 2003 reflecting growth in all of the Company's segments which generate advertising revenues: Cable Networks Television, Radio and Outdoor. The increases in advertising revenues at the Cable Networks were driven primarily by increased domestic units sold and the acquisition of Comedy Central in May 2003. Growth in the Television segment was primarily driven by increased pricing and units sold at the broadcast network operations. Radio advertising revenue growth reflected increases in average unit rates. Outdoor advertising growth reflected higher domestic billboard revenues and increased revenues from European properties, principally due to favorable foreign exchange rates, partially offset by declines in the U.S. transit business and billboards in Mexico.

Affiliate fees for the three and nine months ended September 30, 2003 increased 8%, compared with the same prior-year periods. The increases were primarily driven by the acquisition of Comedy Central in May 2003 and growth in subscriber volume at MTVN.

Rental/retail revenues for the three months ended September 30, 2003 decreased slightly reflecting an 11% increase in retail revenues offset by a 2% decline in rental revenues. The decrease for the three months reflected lower domestic rental activity, an unfavorable quarter-over-quarter box office comparison for movie titles released in the third quarter of 2003 and the effects of unseasonably warm weather in Europe. For the nine months ended September 30, 2003 rental/retail revenues were up 8% reflecting growth of 35% in retail revenues and 3% in rental revenues. Rental/retail growth for the nine month period was driven by an increase in the number of worldwide company-operated stores of 537 since September 30, 2002 and strong growth in DVD rental and retail as well as game retail revenues. These increases were partially offset by a decline in VHS rental and retail revenues.

Television license fees decreased 7% for the three months ended September 30, 2003, reflecting lower home entertainment revenues. Television license fees increased 1% for the nine months ended September 30, 2003 principally reflecting increased syndication revenues, partially offset by lower network revenues.

Features film revenues for the three months ended September 30, 2003 increased 4% due to higher worldwide theatrical and pay television revenues partially offset by lower worldwide home entertainment revenues. For the nine months ended September 30, 2003, feature film revenues increased slightly reflecting higher worldwide syndication and home entertainment partially offset by lower network and pay television revenues.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Operating Expenses

For the three and nine months ended September 30, 2003, operating expenses of $3.9 billion and $11.5 billion increased 6% and 7%, respectively, over operating expenses for the same prior-year periods principally reflecting the following:

  •
  Production expenses and program rights amortization for the third quarter and nine months ended September 30, 2003 increased 9% and 6%, respectively, versus the same prior-year periods. These increases primarily reflected new and existing programming and higher international spending at Cable Networks as well as the acquisition of Comedy Central in May 2003. Also contributing to the increases were more original summer programming at the broadcast network, contractual talent increases at Radio and higher sports rights amortization at Television and Radio. These increases for the nine month period were partially offset by a decline in feature film production expenses and a reduction in the number of original network shows in 2003 compared with 2002.

  •
  Costs of rental/retail sales and store operating expenses decreased 1% for the third quarter of 2003 and increased 8% for the nine months ended September 30, 2003. The increase for the nine months reflected an increase in rental/retail sales of 8% and an increase in the number of worldwide company-operated stores of 537.

  •
  Distribution expenses for the three and nine months ended September 30, 2003 increased 5% and 3%, respectively, primarily reflecting higher advertising costs for feature films in theatrical release. Media spending with Company-owned properties was eliminated in consolidation.

  •
  Other operating expenses increased, including an increase in Outdoor expenses for the three and nine months ended September 30, 2003 of 6% and 9%, respectively, reflecting higher rent, rotation and embellishment expenses for billboards, and the negative impact of exchange rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which include expenses incurred to provide back office support, occupancy, selling and marketing costs, and incentive compensation, decreased 2% to $1.0 billion for the third quarter of 2003, and increased 2% to $3.1 billion for the nine months ended September 30, 2003, versus the same prior-year periods. Selling, general and administrative expenses as a percentage of revenues for the three and nine months ended September 20, 2003, decreased to 16% versus 17% for the same prior-year periods. The decrease in the third quarter reflected a pre-tax gain of $40 million received in the third quarter of 2003 from the settlement of a 2001 physical damage and business interruption claim. Third quarter and nine month expenses were also impacted by increased costs from Comedy Central, acquired in May 2003 and higher corporate expenses reflecting increases for property and directors and officers insurance premiums and professional fees.

Included within selling, general and administrative expenses are residual costs, which primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses. Residual costs increased 66% for both the three and nine months ended September 30, 2003, to $36.6 million and $109.8 million, respectively, principally due to actuarial losses from a lower discount rate and a decline in expected rate of return on plan assets in 2003.

Depreciation and Amortization

For the three and nine months ended September 30, 2003, depreciation and amortization increased 5% to $250.6 million and $738.2 million, respectively. The increases were principally driven by an increase

Management's Discussion and Analysis of
Results of Operations and Financial Condition

in the number of company-operated video stores of 537 and the addition of broadcasting equipment and outdoor advertising properties.

Interest Expense

For the three and nine months ended September 30, 2003, interest expense decreased 6% and 8%, respectively, to $200.7 million and $590.0 million, due to a reduction in debt including lower average commercial paper borrowings. The Company had approximately $10.2 billion and $11.1 billion of principal amount of debt outstanding (including current maturities and discontinued operations) as of September 30, 2003 and 2002, respectively, at a weighted average interest rates of 6.45% and 6.31%, respectively.

Interest Income

For the three and nine months ended September 30, 2003, interest income increased to $4.2 million and $11.8 million, respectively, from $3.5 million and $11.0 million in the same prior-year periods.

Other Items, Net

For the three months ended September 30, 2003 "Other items, net" reflected a net loss of $6.0 million principally consisting of foreign exchange losses of $7.6 million and losses associated with securitizing trade receivables partially offset by a net gain on the sale of investments. For the nine months ended September 30, 2003, "Other items, net" of $14.9 million principally reflected foreign exchange gains of $12.6 million and an insurance recoupment of $5.6 million, partially offset by net losses associated with securitizing trade receivables and net losses on the sale and writedown of investments.

"Other items, net" of $0.3 million for the third quarter 2002, principally reflected the recovery of advertising commitments of $19.4 million offset by foreign exchange losses of $9.8 million, losses associated with securitizing trade receivables and a loss resulting from the write-down of several cost investments to their market value. For the nine months ended September 30, 2002 "Other items, net" reflected a net loss of $18.0 million principally consisting of foreign exchange losses of $36.8 million, losses of $14.3 million associated with securitizing trade receivables and a loss resulting from the write-down of several cost investments to their market value partially offset by the recovery of advertising commitments of $30.5 million and gains on asset sales. The recovery of advertising commitments noted above reflects the restructuring of agreements with several internet companies. As a result, the Company was legally released from related advertising commitments and reversed the related deferred revenues.

Provision for Income Taxes

The provision for income taxes represented federal, state and local and foreign income taxes on earnings before income taxes. The estimated annual effective tax rates before cumulative effect of change in accounting were 40.1% for 2003 and 39.6% for 2002. The estimated annual effective tax rate for 2002 was favorably impacted by the release of a valuation allowance for certain tax benefits which were expected to be realized.

Equity in Earnings (Loss) of Affiliated Companies, Net of Tax

"Equity in earnings (loss) of affiliated companies, net of tax" was $.1 million for the third quarter of 2003 and reflected a loss of $2.3 million for the nine months ended September 30, 2003 as compared with losses of $14.5 million and $32.3 million, respectively, for the comparable prior-year periods. The

Management's Discussion and Analysis of
Results of Operations and Financial Condition

amounts in all periods principally reflected losses from internet investments and international ventures partially offset by positive results at Westwood One. Results for the nine months ended September 30, 2003 and 2002, and the three months ended September 30, 2002, also included positive results at Comedy Central prior to its acquisition in May 2003.

Minority Interest, Net of Tax

Minority interest primarily reflected the minority ownership of Blockbuster common stock.

Cumulative Effect of Change in Accounting Principle, Net of Minority Interest and Tax

Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" which requires the capitalization of asset retirement costs as part of the total cost of the related long-lived asset and the depreciation of this cost over the corresponding asset's useful life. As a result of the adoption, the Company recorded a charge of $18.5 million, or $.01 per share, reflected as a cumulative effect of change in accounting principle, net of minority interest and tax, in the consolidated statement of operations for the nine months ended September 30, 2003.

Effective January 1, 2002, the Company adopted SFAS 142 "Goodwill and Other Intangible Assets" and recorded a charge of $1.5 billion, or $.84 per basic and $.83 per diluted share, as a cumulative effect of change in accounting principle, net of minority interest and tax, in the consolidated statement of operations for the nine months ended September 30, 2002.

Net Earnings

The Company reported net earnings of $699.6 million for the third quarter of 2003 versus $640.3 million for the comparable prior-year period and net earnings of $1.80 billion for the nine months ended September 30, 2003 as compared with net earnings of $73.3 million for the nine months ended September 30, 2002. The improvement in third quarter net earnings was due to revenue growth principally from increases in advertising and affiliate fees partially offset by increases in operating expenses. The substantial improvement for the nine months ended September 30, 2003 was primarily due to the impairment charge of $1.5 billion recorded in 2002 as a cumulative effect of change in accounting principle, net of minority interest and tax, as well as the revenue growth from increases in advertising, rental/retail sales and affiliate fees.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Segment Results of Operations

The tables below present the Company's revenues, percentage contribution of revenues, operating income and depreciation and amortization by segment, for the three and nine months ended September 30, 2003 and 2002, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Better/ (Worse)%			Better (Worse)%
	2003	2002		2003	2002

Revenues:
Cable Networks	$1,465.4	$1,243.9	18%	$3,982.1	$3,380.1	18%
Television	1,882.6	1,798.1	5	5,669.1	5,343.1	6
Radio	551.7	539.3	2	1,546.5	1,556.4	(1)
Outdoor	434.6	429.0	1	1,275.3	1,200.5	6
Entertainment	1,098.0	1,070.6	3	2,816.2	2,768.2	2
Video	1,384.5	1,386.5	—	4,294.5	3,983.5	8
Eliminations	(217.0)	(160.9)	(35)	(514.8)	(403.6)	(28)

Total Revenues	$6,599.8	$6,306.5	5%	$19,068.9	$17,828.2	7%

	Percentage Contribution of Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Cable Networks	22%	20%	21%	19%
Television	29	29	30	30
Radio	8	9	8	9
Outdoor	7	7	7	7
Entertainment	17	17	15	16
Video	21	22	23	22
Eliminations	(4)	(4)	(4)	(3)

	100%	100%	100%	100%

Management's Discussion and Analysis of
Results of Operations and Financial Condition

	Three Months Ended September 30,			Nine Months Ended September 30,
			Better/ (Worse)%			Better/ (Worse)%
	2003	2002		2003	2002

Operating Income:
Cable Networks	$612.8	$510.8	20%	$1,537.8	$1,238.8	24%
Television	362.3	304.3	19	997.1	864.6	15
Radio	266.2	259.0	3	722.8	727.6	(1)
Outdoor	44.5	63.0	(29)	148.2	160.1	(7)
Entertainment	111.7	146.5	(24)	205.4	301.1	(32)
Video	99.6	80.0	25	353.6	271.4	30
Corporate expenses	(46.3)	(42.9)	(8)	(127.0)	(115.8)	(10)
Residual costs (a)	(36.6)	(22.1)	(66)	(109.8)	(66.1)	(66)
Eliminations	(34.7)	(10.4)	N/M	(46.3)	(50.2)	8

Total Operating Income	$1,379.5	$1,288.2	7%	$3,681.8	$3,331.5	11%

(a)
Residual costs primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

N/M Not meaningful

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Depreciation and Amortization:
Cable Networks	$48.2	$46.0	$143.9	$143.7
Television	37.8	34.9	111.8	104.2
Radio	6.6	7.4	20.5	23.4
Outdoor	53.9	51.2	160.8	152.7
Entertainment	32.5	30.8	94.9	90.1
Video	66.0	62.0	189.3	174.8
Corporate	5.6	5.6	17.0	17.1

Total Depreciation and Amortization	$250.6	$237.9	$738.2	$706.0

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Segment Results of Operations

Cable Networks	(Basic Cable Television Program Services through MTV Networks ("MTVN"), including MTV Music Television, Nickelodeon/Nick at Nite, VH1 Music First, MTV2 Music Television, TV Land, CMT: Country Music Television, Spike TV, Comedy Central, College Television Network ("CTN") and Noggin; BET Cable Network and BET Jazz: The Jazz Channel; and through Showtime Networks Inc. ("SNI"), owner of several Premium Subscription Television Program Services)

(Contributed 22% and 21% of consolidated revenues for the three and nine months ended September 30, 2003 versus 20% and 19% for the prior-year periods).

	Three Months Ended September 30,			Nine Months Ended September 30,
			Better/ (Worse)%			Better/ (Worse)%
	2003	2002		2003	2002

Revenues	$1,465.4	$1,243.9	18%	$3,982.1	$3,380.1	18%
Operating Income (OI)	$612.8	$510.8	20%	$1,537.8	$1,238.8	24%
OI as a % of revenues	42%	41%		39%	37%

For the three and nine months ended September 30, 2003, Cable Networks revenues increased 18%. Approximately 8% of Cable Networks revenues were generated from international regions for the periods presented, of which approximately 70% came from Europe. Comedy Central's results have been consolidated in this segment as part of MTVN effective from the date of its acquisition on May 22, 2003.

The increases in Cable Networks revenues were principally driven by advertising revenue growth of 25% for both the three and nine months ended September 30, 2003. Comedy Central contributed 11% of Cable Networks advertising revenue growth for the quarter and 7% for the nine months. Advertising revenues at MTVN grew 26% for both the three and nine months reflecting an increase in the number of units sold at domestic channels. BET's advertising revenue increases of 24% for the third quarter and 17% for the nine months were due to higher average rates from national advertising. Cable affiliate fees increased 8% for the quarter and nine months principally reflecting the acquisition of Comedy Central in May 2003 and growth in subscriber volume at MTVN. The affiliate fee revenue growth was partially offset by declines at SNI of 1% and 2%, respectively, for the three and nine months. Other ancillary revenues for Cable Networks increased 29% for the quarter and 40% for the nine months principally reflecting higher consumer products licensing revenues at Nickelodeon and contributions from co-produced feature films.

For the three and nine months ended September 30, 2003, Cable Networks operating income increased 20% and 24%, respectively. Operating expenses, principally comprised of programming and production costs for the cable channels were 25% higher for the quarter and 19% higher for the nine months, and selling, general and administrative expenses were 6% higher for the quarter and 10% higher for the nine months. The increases in operating expenses were principally driven by higher programming costs as well as the inclusion of Comedy Central. Total expenses, as a percentage of revenues, improved one percentage point for the quarter and improved two percentage points for the nine-month period. Total expenses included depreciation and amortization of $48.2 million and $46.0 million for the three months ended September 30, 2003 and 2002, respectively. Depreciation and amortization was $143.9 million and $143.7 million for the nine months ended September 30, 2003 and 2002, respectively. Capital expenditures for Cable Networks were $23.4 million and $56.4 million for the three and nine months ended September 30, 2003 versus $25.6 million and $59.2 million for the comparable prior-year periods.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

For the nine month period, restructuring charges of $26.4 million were recorded at Cable Networks. These charges principally reflected $17.7 million of severance liabilities resulting from the acquisition of Comedy Central and organizational changes at SNI. Also included in this total was $8.4 million for additional lease termination costs for MTVN due to a change in the initial estimate for its 2001 charge. The restructuring charges were included as part of selling, general and administrative expenses and operating expenses for the periods presented, and they were incurred in the second quarter.

Television (CBS and UPN Television Networks and Stations; Television Production and Syndication)

(Contributed 29% and 30% of consolidated revenues for the three and nine months ended September 30, 2003 and September 30, 2002),

	Three Months Ended September 30,			Nine Months Ended September 30,
			Better/ (Worse)%			Better/ (Worse)%
	2003	2002		2003	2002

Revenues	$1,882.6	$1,798.1	5%	$5,669.1	$5,343.1	6%
Operating Income (OI)	$362.3	$304.3	19%	$997.1	$864.6	15%
OI as a % of revenues	19%	17%		18%	16%

For the three and nine months ended September 30, 2003, Television revenues increased 5% and 6%, respectively, principally driven by advertising revenue growth at the broadcast networks and the Stations group, and higher syndication revenues. For the quarter, CBS and UPN Networks combined advertising revenues increased 7% reflecting double digit growth in primetime and average rate increases across most CBS and UPN dayparts. For the quarter, the Stations group delivered 1% year-over-year advertising revenue growth despite the absence of significant political advertising revenue recognized in the same quarter last year. For the nine months ended September 30, 2003, CBS and UPN Networks combined delivered 6% higher advertising revenues and the Stations group delivered advertising revenue growth of 7%. KCAL-TV Los Angeles which was acquired in May 2002, contributed 4% of the Stations group revenue growth for the nine months ended September 30, 2003.

Higher syndication revenues for the quarter were partially offset by a decrease in home entertainment revenues. Syndication revenues were higher primarily due to increases in license fees and barter revenue for the DR. PHIL SHOW which debuted in September 2002 and higher barter revenues from EVERYBODY LOVES RAYMOND. Home entertainment revenues decreased as contributions from the DVD release of season four of STAR TREK: DEEP SPACE NINE did not match last year's contribution from the DVD release of seasons three and four of STAR TREK: THE NEXT GENERATION. For the nine months, syndication revenues increased due to higher worldwide syndication and home entertainment revenues partially offset by lower network revenues. Home entertainment revenues increased due to the DVD release of STAR TREK: DEEP SPACE NINE's first four seasons and continuing contributions from the DVD release of STAR TREK: THE NEXT GENERATION. Network revenues were lower for the nine months due primarily to fewer network shows in production compared to the same prior year period.

For the three and nine months ended September 30, 2003, Television operating income increased 19% and 15%, respectively, principally due to the revenue increases noted above. Operating expenses, principally comprised of production costs and programming expenses, increased 3% in the third quarter. CBS Network experienced higher production costs and program rights amortization due to more hours of original summer programming in primetime and increased sports rights payments. The Stations group made additional investments in news coverage, talent and higher sports rights. For the nine months, operating expenses increased 5% with a 3% increase in programming and production expenses as well as increased marketing expenses. Total expenses, as a percentage of revenues, improved two percentage points for both the third quarter and nine months. Total expenses included

Management's Discussion and Analysis of
Results of Operations and Financial Condition

depreciation and amortization of $37.8 million and $34.9 million for the three months ended September 30, 2003 and 2002, respectively. Depreciation and amortization was $111.8 million and $104.2 million for the nine months ended September 30, 2003 and 2002, respectively. Television's operating income included approximately $27 million from insurance recoveries. Capital expenditures for Television were $29.8 million and $94.5 million for the three and nine months ended September 30, 2003 versus $39.3 million and $88.8 million for the same prior-year periods. The increase in the nine months over the prior year reflected an increase at the television stations to upgrade broadcast equipment and the addition of KCAL-TV.

Radio (Radio Stations)

(Contributed 8% of consolidated revenues for the three and nine months ended September 30, 2003, versus 9% for the comparable prior-year periods).

	Three Months Ended September 30,			Nine Months Ended September 30,
			Better/ (Worse)%			Better/ (Worse)%
	2003	2002		2003	2002

Revenues	$551.7	$539.3	2%	$1,546.5	$1,556.4	(1)%
Operating Income (OI)	$266.2	$259.0	3%	$722.8	$727.6	(1)%
OI as a % of revenues	48%	48%		47%	47%

Radio's revenues are generated from 185 domestic radio stations. For the three months ended September 30, 2003, Radio revenues increased 2% while revenue for the nine months ended September 30, 2003 decreased 1%. Revenues for the third quarter and nine months reflected growth in the top ten markets of 5% and 2%, respectively, driven by double digit growth in the Los Angeles market in both periods. Local and national spot sales increased 2% over the prior-year quarter and 3% for the nine-month period, primarily due to increases in average spot rates across most dayparts. Spot sales increases for the nine months were more than offset by a decrease in ancillary revenues principally related to management services provided to Westwood One, an affiliated company. Revenues from these arrangements were approximately $15.5 million and $49.0 million for the three and nine months ended September 30, 2003 versus $20.9 million and $94.2 million for the comparable prior-year periods.

Operating income increased 3% for the quarter and declined 1% for the nine months ended September 30, 2003 due to the revenues items described above. Operating expenses, primarily comprised of radio programming expenses including on-air talent, program rights amortization and other production costs, increased 11% for the three-month period and 7% for the nine-month period primarily reflecting contractual talent increases and increased sports rights. Selling, general and administrative expenses decreased 5% and 6% for the three and nine months ended September 30, 2003, respectively, reflecting $13 million of insurance recoveries and lower advertising and promotional expenditures in the nine-month period. Total expenses, as a percentage of revenues, were essentially flat for both the three- and nine-month periods compared with the prior-year periods. Total expenses included depreciation and amortization of $6.6 million and $7.4 million for the third quarter 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, respectively, depreciation and amortization was $20.5 million and $23.4 million. Capital expenditures for Radio were $4.7 million and $11.0 million for the three and nine months ended September 30, 2003 versus $4.4 million and $12.2 million for the same prior-year periods.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Outdoor (Outdoor Advertising Properties)

(Contributed 7% of consolidated revenues for the three and nine months ended September 30, 2003 and September 30, 2002).

	Three Months Ended September 30,			Nine Months Ended September 30,
			Better/ (Worse)%			Better/ (Worse)%
	2003	2002		2003	2002

Revenues	$434.6	$429.0	1%	$1,275.3	$1,200.5	6%
Operating Income (OI)	$44.5	$63.0	(29)%	$148.2	$160.1	(7)%
OI as a % of revenues	10%	15%		12%	13%

For the three and nine months ended September 30, 2003, Outdoor revenues increased 1% and 6%, respectively. For the three months, revenue increases were driven by 11% growth from European properties, partially driven by favorable foreign exchange rates, offset by a 3% decline in North America. For the nine months, revenue increases were driven by growth of 2% from North American properties and 16% from European properties. For the quarter and nine months, North American results reflected lower revenues from the U.S. transit business, principally due to lower average rates, and lower revenues from billboards in Mexico, with higher average revenues per display face from U.S. billboards. The estimated impact on revenues from fluctuations in exchange rates was $15.8 million for the third quarter and $63.2 million for the nine months versus the comparable prior-year periods. Approximately 41% of Outdoor's revenues were generated from international regions, principally Europe, for the periods presented.

Operating income for the three and nine months ended September 30, 2003 decreased 29% and 7%, respectively, versus the prior-year periods. These decreases were driven by the revenue items described above as well as higher sales-related expenses. Total expenses, as a percentage of revenues, increased five percentage points for the quarter and one percentage point for the nine months. Total expenses included depreciation and amortization of $160.8 million and $152.7 million for the nine months ended September 30, 2003 and 2002, respectively. For the three-month period, depreciation and amortization were $53.9 million in 2003 and $51.2 million in 2002. Capital expenditures for Outdoor were $15.6 million and $46.5 million for the three and nine months ended September 30, 2003 versus $16.4 million and $49.0 million for the three and nine months ended September 30, 2002.

Entertainment (Production and distribution of Motion Pictures; Consumer Publishing as well as the operation of Theme Parks, Movie Theaters and Music Publishing)

(Contributed 17% and 15% of consolidated revenues for the three and nine months ended September 30, 2003, respectively, versus 17% and 16% for the prior-year periods.)

	Three Months Ended September 30,			Nine Months Ended September 30,
			Better/ (Worse)%			Better/ (Worse)%
	2003	2002		2003	2002

Revenues	$1,098.0	$1,070.6	3%	$2,816.2	$2,768.2	2%
Operating Income (OI)	$111.7	$146.5	(24)%	$205.4	$301.1	(32)%
OI as a % of revenues	10%	14%		7%	11%

For the three months ended September 30, 2003, Entertainment revenues increased 3%, principally reflecting higher revenues at Theaters, Parks and Consumer Publishing, partially offset by lower Features revenues. For the nine months ended September 30, 2003, Entertainment revenues increased 2%, principally reflecting higher revenues from Theaters, Consumer Publishing, and Features, partially

Management's Discussion and Analysis of
Results of Operations and Financial Condition

offset by lower Parks revenues. Approximately 32% of Entertainment's revenues were generated from international regions, principally Europe and Canada, for the periods presented.

Features revenues for the quarter were lower principally due to lower worldwide home entertainment revenues, which were partially offset by higher worldwide theatrical and pay television revenues. Fewer titles were released in home entertainment during the third quarter of 2003 and included HOW TO LOSE A GUY IN 10 DAYS, THE HUNTED and THE CORE. Foreign home entertainment revenues were lower than the same prior-year quarter, which included contributions from VANILLA SKY. Domestic theatrical revenues included contributions from the third quarter releases of LARA CROFT TOMB RAIDER: THE CRADLE OF LIFE, THE FIGHTING TEMPTATIONS and DICKIE ROBERTS: FORMER CHILD STAR, as well as continuing contributions from THE ITALIAN JOB, released in the second quarter of 2003. Pay television revenues were higher due to the change in mix of available titles. Features revenues for the nine months were slightly higher due to higher worldwide syndication and home entertainment, partially offset by lower network and pay television revenues. Worldwide home entertainment revenue contributors for the first nine months of 2003 were HOW TO LOSE A GUY IN 10 DAYS, JACKASS: THE MOVIE and STAR TREK: NEMESIS. Syndication revenues were higher due to increased revenues from the film library. Network and pay television revenues were lower compared with the same period last year due to a change in the mix of available titles.

Theaters revenues for the three and nine months ended September 30, 2003 increased 21% and 10%, respectively, principally due to the benefit of favorable foreign currency translation, higher average admission prices and increased per capita spending, which more than offset a decline in attendance.

Parks revenues increased 4% for the quarter, driven by an increase in per capita spending and favorable foreign currency translation, partially offset by a 1% decline in attendance. For the nine-month period, Parks revenues decreased 1% reflecting a 5% decline in attendance which more than offset an increase in per capita spending and the benefit of favorable foreign currency translation.

Publishing revenues increased 4% for both the three-and nine-months periods. The quarter benefited from higher sales in the Children's Book Division as well as International. Publishing's top-selling titles in the third quarter included THE ULTIMATE WEIGHT SOLUTION by Dr. Phillip C. McGraw, CRY, THE BELOVED COUNTRY by Alan Paton and BENJAMIN FRANKLIN by Walter Isaacson. For the nine-month period, Publishing's revenue increase of 4% was driven by higher rights income and frontlist sales with top-selling titles including LIVING HISTORY by Hillary Rodham Clinton and THE SECOND TIME AROUND by Mary Higgins Clark.

Entertainment operating income for the three and nine months ended September 30, 2003 decreased 24% and 32%, respectively, principally due to higher advertising costs for feature films, partially offset by the impact of the higher revenue items described above, lower operating expenses at Parks, and for the nine-month period, lower feature film amortization. Total expenses, as a percentage of revenues, increased four percentage points over the comparable prior-year periods. Included in total expenses was depreciation and amortization of $32.5 million and $94.9 million for the three and nine months ended September 30, 2003, respectively, versus $30.8 million and $90.1 million for the comparable prior-year periods. Capital expenditures for Entertainment were $10.5 million and $45.6 million for the three and nine months ended September 30, 2003, respectively, versus $7.5 million and $52.2 million for the same periods last year.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Video (Home videocassette (VHS), DVD and video game rental and retail operations)

(Contributed 21% and 23% of consolidated revenues for the three and nine months ended September 30, 2003, respectively, versus 22% for the prior-year periods.)

	Three Months Ended September 30,			Nine Months Ended September 30,
			Better/ (Worse)%			Better (Worse)%
	2003	2002		2003	2002

Revenues	$1,384.5	$1,386.5	—%	$4,294.5	$3,983.5	8%
Operating Income (OI)	$99.6	$80.0	25%	$353.6	$271.4	30%
OI as a % of revenues	7%	6%		8%	7%

For the three months ended September 30, 2003, revenues decreased slightly, due to a 7.5% decline in worldwide same store revenues, partially offset by the net addition of 537 worldwide company-operated stores from September 30, 2002 to September 30, 2003. Domestic revenues decreased 8% due to a 9.1% decline in same store sales, partially offset the net addition of 129 company-operated stores. International revenues, which represent approximately 26% of total revenues, increased 31% with the net addition of 408 company-operated stores, partially offset by a 1.4% decrease in same store sales. Overall, the 7.5% decrease in worldwide same store revenues reflected a 7.1% decrease in same store rental revenues and a 9.9% decrease in same store retail revenues.

For the three months ended September 30, 2003, total rental revenues decreased 2.4%, driven by lower VHS and games rentals, partially offset by higher DVD rentals. Rental revenues were affected by lower domestic rental activity, an unfavorable quarter-over-quarter box office comparison of titles released in home video during the third quarter, and the effects of unseasonably warm weather in Europe. Total retail revenues increased 10.8% in the third quarter versus the prior year quarter, reflecting the continued growth in DVD sales as well as increased games sales, with the acquisition of GameStation in the fourth quarter of 2002. During the third quarter, retail game transactions increased by 167% with the average selling price down 37% and retail movie transactions decreased 10% with the average selling price up 9% over the same period last year.

For the nine months ended September 30, 2003, revenues increased 8% primarily due to the net addition of 537 worldwide company-operated stores, partially offset by a 0.5% decrease in worldwide same store revenues. Overall, the 0.5% decrease in worldwide same store revenues reflected a 2.8% decrease in same store rental revenues, partially offset by a 12.1% increase in same store retail revenues. Total retail revenues increased 34.7% to $837.8 million for the nine months ended September 30, 2003 from $622.1 million for the comparable prior-year period and total rental revenues increased 2.7%. During the nine months, retail movie transactions increased 13% over the same period last year, and the average selling price increased 10%.

For the three months ended September 30, 2003, total gross margin increased to 62.8% from 57.8% as a result of an improvement in rental gross margin to 71.6% from 66.0%, reflecting, lower overall rental product costs from improved product buying. Retail gross margin also increased to 22.9% from 15.0% helped by improved profitability of retail DVD titles versus last year which was impacted by a greater use of low margin promotions. For the nine months ended September 30, 2003, total gross margin increased to 60.5% from 59.1% driven by an increase in rental gross margin to 69.7% from 65.9% and to a lesser extent by an improvement in retail margin to 20.0% from 18.9%.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

For the three months ended September 30, 2003, operating income increased 25% to $99.6 million from $80 million as a result of higher gross margin, coupled with lower advertising expenses, partially offset by higher operating expenses associated with an expanded store base. Total expenses for the three month period included depreciation and amortization of $66.0 million versus $62.0 million in the prior-year period. For the nine months, operating income increased 30% to $353.6 million from $271.4 million primarily as a result of higher revenues, improved gross margin and lower advertising expenses, partially offset by higher operating expenses associated with a larger number of stores under operation. Total expenses for the nine-month period included depreciation and amortization of $189.3 million versus $174.8 million in the prior-year period. Total expenses as a percentage of revenues improved one percentage point for both the three and nine months ended September 30, 2003. Capital expenditures were $43.6 million and $99.4 million for the three and nine months ended September 30, 2003 versus $29.9 million and $62.1 million for the comparable prior-year periods. Blockbuster ended the third quarter of 2003 with 7,080 worldwide company-operated stores and 1,702 franchise stores.

Restructuring and Merger-Related Charges

In the second quarter of 2003, restructuring charges of $26.4 million were recorded at Cable Networks. These charges principally reflected $17.7 million of severance liabilities resulting from the acquisition of Comedy Central and organizational changes at SNI. Also included in this total was $8.4 million for additional lease termination costs for MTVN due to a change in the initial estimate for its 2001 charge. The restructuring charges were recorded in the statement of operations as part of selling, general and administrative expenses for $23.4 million and operating expenses for $3.0 million. For the nine months ended September 30, 2003, the Company had paid and charged $10.0 million against the severance liabilities. Severance payments will continue through 2005 since certain employees will be paid out over the terms of their employment contracts. For the nine months ended September 30, 2003, approximately $3.4 million of expenses related to lease termination costs were charged against the lease liability.

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

The following table summarizes the 2003 activity for the merger-related and restructuring charges discussed above:

	Viacom/CBS Merger Related Charge	Cable Networks Restructuring Charges	UPN Restructuring Charge

Balance at December 31, 2002	$33.6	$18.3	$2.3
Charges	—	26.4	—
Cash payments	(11.6)	(13.4)	(.9)
Non-cash charges	—	—	(1.4)

Balance at September 30, 2003	$22.0	$31.3	$—

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Financial Position

Current assets increased $345.1 million to $7.5 billion at September 30, 2003 from $7.2 billion at December 31, 2002 primarily due to increases in receivables, inventory and cash and cash equivalents. The increase in receivables was attributable primarily to the acquisition of Comedy Central in May 2003, as well as the timing of collections. The increase in inventory reflected higher program rights at cable and broadcasting networks. The allowance for doubtful accounts as a percentage of receivables was 7.3% at September 30, 2003 compared with 7.0% at December 31, 2002, reflecting additional reserves primarily for insolvent customers.

Net property and equipment decreased $100.0 million from December 31, 2002 primarily reflecting depreciation expense of $661.6 million, partially offset by capital expenditures of $359.0 million, foreign currency translation adjustments of $103.5 million, an increase in capital leases of $75.0 million and additional property and equipment of $23.9 million from acquisitions.

Goodwill increased $1.2 billion to $58.3 billion at September 30, 2003 from $57.1 billion at December 31, 2002 primarily due to the acquisition of the remaining 50% interest in Comedy Central. In accordance with SFAS 142, the Company tests goodwill and other intangible assets for impairment during the fourth quarter of each year. In assessing the recoverability of goodwill, projections regarding future cash flows are made and other factors are considered to determine the fair value of the Company's reporting units. The Company's reporting units are generally the same or one level below its operating segments. If the Company were to determine that goodwill was impaired, a non-cash charge would be required. Such a charge could have a significant effect on reported net earnings.

Current liabilities increased to $7.4 billion at September 30, 2003 from $7.3 billion at December 31, 2002 primarily due to higher participation liabilities, increased program rights obligations for cable and broadcasting networks, as well as television stations and an increase in the current portion of long-term debt offset by decreases in accounts payable, accrued expenses and accrued compensation. The decrease in accounts payable was attributable primarily to a higher payable balance at the end of the year due to the seasonality of the Company's rental/retail operations. The decrease in accrued compensation and accrued expenses was principally due to the timing of payments of accrued compensation and commissions. Total debt, including current maturities, decreased $357.9 million to $10.0 billion at September 30, 2003 principally reflecting the repayment of senior notes. Minority interest of $868.2 million at September 30, 2003 increased $23.0 million from $845.2 million at December 31, 2002, principally reflecting activities of Blockbuster's minority ownership for the nine months ended September 30, 2003 offset by purchases of Blockbuster stock made in 2003 in order to maintain Viacom's consolidated tax position.

Cash Flows

Operating Activities.    Net cash flow from operating activities of $2.5 billion for the nine months ended September 30, 2003 principally reflected net earnings of $1.8 billion adjusted for depreciation and amortization of $738.2 million and non-cash charges of $18.5 million net of tax for the adoption of SFAS 143. Cash flow from operations also reflected the change in assets and liabilities of $91.3 million, primarily reflecting decreases in accounts payable, accrued compensation and other accrued expenses, as noted above. Net cash flow from operating activities of $2.0 billion for the nine months ended September 30, 2002 principally reflected net earnings of $73.3 million adjusted for non-cash charges of $1.5 billion for the adoption of SFAS 142 and depreciation and amortization of $706.0 million. Cash flow from operations in 2002 also reflected a net working capital increase of $397.3 million principally

Management's Discussion and Analysis of
Results of Operations and Financial Condition

due to increased investment in inventory and payments of accrued expenses partially offset by decreases in accounts receivables.

Investing Activities.    Net cash expenditures for investing activities of $1.7 billion for the nine months ended September 30, 2003 principally reflected acquisitions of $1.3 billion, capital expenditures of $359.0 million principally for video stores, broadcasting equipment, outdoor advertising structures and construction of new park attractions and additional investments in affiliated companies of $33.1 million. Acquisitions primarily consisted of the acquisition of the remaining 50% interest in Comedy Central not previously owned, as well as Outdoor's acquisition of a billboard operator in Puerto Rico and the purchase of Blockbuster stock by the Company. Net cash expenditures for investing activities of $1.2 billion for the nine months ended September 30, 2002 principally reflected capital expenditures of $329.6 million, additional investments of $51.4 million in affiliated companies and acquisitions of $821.3 million, primarily reflecting the acquisition of KCAL-TV and the remaining interest in Noggin that the Company did not already own, as well as other acquisitions of outdoor businesses and the minority interest of the Company's online music business and MTV Asia.

Financing Activities.    Cash used for financing activities of $756.9 million for the nine months ended September 30, 2003 principally reflected the repayment of notes and debentures of $769.8 million, the purchase of Company common stock of $449.6 million and the net repayment of bank debt of $338.4 million, offset by proceeds from the issuance of notes and debentures of $736.5 million and the proceeds from exercise of stock options of $153.0 million. Cash used for financing activities of $984.7 million for the nine months ended September 30, 2002 reflected the repayment of notes and debentures of $978.0 million, the net repayment of bank debt of $682.3 million and the purchase of Company stock for $826.7 million partially offset by proceeds from the issuance of senior notes of $1.3 billion and from the exercise of stock options of $297.4 million.

Cash paid for income taxes for the nine months ended September 30, 2003 was approximately $569.3 million versus $448.2 million for the nine months ended September 30, 2002. Cash income taxes for 2003 will be higher due to the expected higher operating income and the absence of the 2002 non-recurring items and are expected to be approximately $1.0 billion.

Share Purchase Program

For the nine months ended September 30, 2003, on a trade date basis, the Company purchased approximately 10.3 million shares of its Class B Common Stock for approximately $436.1 million under its current $3.0 billion stock purchase program, of which approximately $204.3 million was spent in the third quarter to purchase 4.9 million shares. Since inception of this program in October 2002, a total of 13.6 million shares have been purchased through September 30, 2003, for approximately $576.6 million, leaving $2.4 billion remaining under the $3.0 billion program to purchase Company Common Stock. From October 1 through October 31, 2003 the Company purchased an additional 4.7 million shares for approximately $188.9 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Capital Structure

The following table sets forth the Company's long-term debt:

	At September 30, 2003	At December 31, 2002

Notes payable to banks	$242.5	$423.7
Commercial paper	19.5	174.6
Senior debt	9,507.5	9,530.7
Senior subordinated debt	61.7	56.1
Other notes	25.1	28.6
Obligations under capital leases	391.7	392.2

Total Debt	10,248.0	10,605.9
Less current portion	332.8	199.0
Less discontinued operations debt (a)	201.7	201.7

Total Long-Term Debt	$9,713.5	$10,205.2

(a)
Included in "Other liabilities" on the consolidated balance sheets.

The Company's total debt presented in the table includes, for the period ending September 30, 2003 and December 31, 2002, respectively, (i) an aggregate unamortized premium of $42.1 million and $49.5 million and (ii) the change in the carrying value of the senior debt, since inception, relating to fair value swaps of $80.2 million and $86.2 million.

The senior debt of Viacom Inc. is fully and unconditionally guaranteed by its wholly owned subsidiary, Viacom International Inc. ("Viacom International"). The senior debt and senior subordinated debt of the Company's wholly owned subsidiaries, CBS Broadcasting Inc. and Go Outdoor Systems Holdings S.A., respectively, are not guaranteed; the aggregate outstanding amount of such debt at September 30, 2003 was $113.9 million.

On September 1, 2003, the 6.875% notes matured in the amount of $275 million.

On July 15, 2003, the Company called its outstanding $150 million 7.50% senior debentures with a call price equal to 103.6% of the principal amount.

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

On January 15, 2003, the 6.75% senior notes matured in the amount of $333.8 million.

On February 28, 2003, the Company entered into a $1.7 billion, 364-day credit facility to replace the $1.8 billion facility which was to expire in March 2003.

At September 30, 2003, the Company had commercial paper borrowings of $19.5 million under its $4.65 billion commercial paper program. Borrowings under the program have maturities of less than one year. The Company's credit facilities supporting the commercial paper borrowings totaled $4.65 billion at September 30, 2003.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

At September 30, 2003, the Company had classified approximately $20.8 million of commercial paper and other debt scheduled to mature within the next twelve months as long-term debt, reflecting its intent and ability, through the existence of unused revolving credit facilities, to refinance this debt on a long-term basis.

At September 30, 2003, notes payable to banks of $242.5 million decreased $181.2 million from December 31, 2002, principally due to net repayments under the Blockbuster credit agreement of approximately $175 million.

Accounts Receivable Securitization Programs

As of September 30, 2003 and December 31, 2002, the Company had an aggregate of $992.5 million and $981.9 million, respectively, outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable and debt on the Company's consolidated balance sheets. The Company enters into these arrangements because they provide a cost-efficient form of financing and an additional source of liquidity. Proceeds from the programs were used to reduce outstanding borrowings. The Company is required to maintain certain ratios in connection with the programs. As of September 30, 2003 and December 31, 2002, the Company was in compliance with the required ratios under the receivable securitization programs.

Liquidity and Capital Resources

The Company believes that its future operating cash flows, cash and cash equivalents ($758.9 million at September 30, 2003), borrowing capacity under committed bank facilities (which consisted of unused revolving credit facilities, excluding Blockbuster's credit facility, of $4.4 billion in the aggregate at September 30, 2003), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments and its financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film operations, and talent contracts will come primarily from cash flow from operations.

The Company continually projects anticipated cash requirements, which include capital expenditures, share purchases, dividends, acquisitions, and principal payments on its outstanding indebtedness, as well as cash flows generated from operating activity available to meet these needs. Any net cash funding requirements are financed with short-term borrowings (primarily commercial paper) and long-term debt. Commercial paper borrowings, which also accommodate day-to-day changes in funding requirements, are backed by committed bank facilities that may be utilized in the event that commercial paper borrowings are not available. The Company's strong credit position, which is reflected by an A-/A3 rating, affords access to the capital markets. The Company anticipates that future debt maturities will be funded with cash and cash equivalents and cash flows generated from operating activities. There are no provisions in any of the Company's material financing agreements that would cause an acceleration of the obligation in the event of a downgrade in the Company's debt ratings.

The Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock and warrants of Viacom that may be issued for aggregate gross proceeds of $5.0 billion. The registration statement was first declared effective on January 8, 2001. The net proceeds from the sale of the offered securities may be used by Viacom for general corporate purposes, including repayment of borrowings, working capital and capital expenditures; or for such other purposes as may be specified in the applicable prospectus supplement. To date, the Company has issued $2.385 billion of debt securities under the shelf registration statement.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Planned capital expenditures for 2003 are approximately $550 million to $575 million. The Company has spent $359.0 million as of September 30, 2003. Capital expenditures are funded with cash flows from operations.

On July 23, 2003, the Company's Board of Directors declared a quarterly cash dividend of $.06 per share on Viacom Class A and Class B Common Stock. The dividend of approximately $105 million was paid on October 1, 2003 to stockholders of record at the close of business on August 15, 2003. Based on the number of shares outstanding at September 30, 2003, the declaration of a $.06 per share quarterly dividend would result in an annual payout to Viacom stockholders of approximately $420 million.

Commitments

Programming and talent commitments of the Company estimated to aggregate approximately $13.1 billion, are not reflected on the balance sheet as of September 30, 2003. These commitments include approximately $8.6 billion for the acquisition of sports programming rights, approximately $3.5 billion relating to television, radio and feature film production and acquisitions and approximately $1.0 billion for talent contracts. A majority of such fees are payable over several years, as part of the normal course of business.

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

Guarantees

Effective January 1, 2003, the Company adopted the recognition provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") for guarantees issued or modified after December 31, 2002. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. FIN 45 also requires additional disclosures for certain guarantees. The adoption of FIN 45 did not have a significant impact on the Company's financial position, results of operations or cash flows.

The Company owns a 50% equity interest in United Cinemas International ("UCI"), which operates movie theaters in Europe, South America and Asia. As of September 30, 2003, the Company guaranteed approximately $278.1 million of UCI's debt obligations under a revolving credit facility, which expires in December 2004, and $168.8 million of UCI's theater leases. The Company also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres, LLC and guarantees certain theater leases for approximately $13.8 million. The debt and lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of September 30, 2003 as they were provided by the Company prior to the adoption of FIN 45.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

The Company is also subject to certain lease guarantees related to the divestitures of certain businesses. In October 1998, Blockbuster Music stores were sold to Wherehouse Entertainment Inc. ("Wherehouse"). Some of the leases transferred in connection with this sale had previously been guaranteed either by the Company or its affiliates. Blockbuster had previously agreed to indemnify the Company with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guarantee expirations originally available to Blockbuster in connection with the Wherehouse bankruptcy, Blockbuster estimated a contingent liability of approximately $36.0 million. Of this amount, Blockbuster recorded a reserve of $18.7 million during the fourth quarter of 2002 which represented its estimate of the lease guarantee obligation at that time. During the first nine months of 2003, Blockbuster paid approximately $5.9 million associated with the lease guarantee obligation. The Company has accounted for these reserves in discontinued operations.

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

Claims typically are filed in large groups and may be settled in large groups, which makes the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2003, the Company had pending approximately 124,300 asbestos claims, as compared to approximately 103,800 as of December 31, 2002 and approximately 125,600 as of September 30, 2002. The September 2002 number of claims included approximately 8,400 claims on an inactive docket which would not be counted as pending under the Company's current methodology. Of the claims pending as of September 30, 2003, approximately 94,400 were pending in state courts, 27,400 in federal court and approximately 2,500 were third party claims. During the third quarter of 2003, the Company received approximately 4,900 new claims and closed approximately 5,600 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered

Management's Discussion and Analysis of
Results of Operations and Financial Condition

by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos, lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure, other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at September 30, 2003. In a substantial number of pending claims, the plaintiff has not identified the claimed injury.

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

Antitrust.    In July 2002, judgment was entered in favor of the Company, Blockbuster, Paramount Home Entertainment and other major motion picture studios and their home video subsidiaries with respect to a complaint filed in the United States District Court for the Western District of Texas. The complaint included federal antitrust and California state law claims. In August 2003, the Fifth Circuit Court of Appeals affirmed the federal court judgment. In February 2003, a similar complaint that had been filed in a Los Angeles County Superior Court was also dismissed with prejudice. The plaintiffs have appealed the California state court dismissal, as well as a prior denial of class certification. The Company believes that the plaintiffs' positions in these litigations are without merit and intends to continue to vigorously defend itself in the litigations.

Blockbuster Securities Actions.    During February and March 2003, putative class action complaints were filed against Blockbuster in the United States District Court for the Northern District of Texas. Certain directors and officers of Blockbuster were also named as defendants. The remaining putative class actions have been consolidated into one action styled In re Blockbuster Inc. Securities Litigation, which is pending in the same court. The consolidated amended complaint, filed July 2003, claims violations of the Securities Exchange Act of 1934 for the time period approximately between February and December 2002. It also generally alleges that the defendants made untrue statements of material fact and/or omitted to disclose material facts about Blockbuster's business and operations, that the value of Blockbuster's common stock was therefore artificially inflated and that certain of the individual defendants sold shares of Blockbuster's common stock at inflated prices. The plaintiffs seek unspecified compensatory damages. In addition, three shareholder derivative actions were filed in February, March and April 2003, of which one is pending in federal court in Texas and two have been consolidated into one action in Texas state court, each arising from substantially similar operative facts. These

Management's Discussion and Analysis of
Results of Operations and Financial Condition

shareholder derivative actions include claims for breach of fiduciary duties for various time periods beginning in February 2002 and name certain Blockbuster officers and directors, some of whom are directors and/or executive officers of the Company, as individual defendants, and Blockbuster as a nominal defendant. The Company believes the plaintiffs' positions in all of these actions are without merit and intends to vigorously defend these matters.

Other.    In December 2002, Buena Vista Home Entertainment, Inc. filed a complaint in the United States District Court for the Central District of California claiming that Blockbuster had breached the revenue-sharing agreement between the two parties. Buena Vista claims damages in excess of $120 million. Blockbuster has answered and asserted counterclaims for reformation and breach of contract. On July 22, 2003, the California federal court granted Buena Vista's motion for partial summary judgment, stating in its ruling that a liquidated damages provision in the contract is enforceable. Blockbuster has filed a motion to reconsider this ruling. The Company believes the plaintiff's position is without merit, and intends to vigorously defend this matter.

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

Other Matters

On June 2, 2003, the Federal Communications Commission (FCC) completed its omnibus review of all broadcast ownership rules and adopted revised rules. Under the new rules, the Company would be permitted to expand its television and radio station holdings in a number of markets.

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

In response to the new FCC rules, legislation is pending in Congress which, if enacted, may have the effect of rolling back some or all of the changes effectuated by the FCC. In addition, the FCC's action is being reviewed by the United States Court of Appeals for the Third Circuit on application. In that proceeding various parties are seeking to make the rules more or less deregulatory. On September 3,

Management's Discussion and Analysis of
Results of Operations and Financial Condition

2003, the court issued a stay of the effective date of the new rules and ordered that the existing ownership rules would remain in effect pending resolution of the appeal.

Recent Pronouncements.    In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company is currently evaluating the full impact of this statement and has not determined the impact it will have on its consolidated financial position or results of operations or cash flows.

Related Parties

National Amusements, Inc. ("NAI") is a closely held corporation that beneficially owns the Company's Class A Common Stock, representing approximately 70% of the voting power of all classes of the Company's Common Stock, and approximately 11% of the Company's Class A Common Stock and Class B Common Stock on a combined basis at September 30, 2003. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board of Directors and Chief Executive Officer of the Company.

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount Pictures, a division of the Company. During the nine months ended September 30, 2003 and September 30, 2002, respectively, NAI made payments to Paramount Pictures in the aggregate amount of $8.0 million and $9.6 million.

The Company owns a minority equity interest in Westwood One, Inc. ("Westwood One"). Most of the Company's radio stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's radio programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and in certain instances, shares in revenue from the sale of Radio's programming. In addition, certain employees of Radio serve as officers of Westwood One for which the Company receives a management fee. Revenues from these arrangements were approximately $15.5 million and $49.0 million for the three and nine months ended September 30, 2003 versus $20.9 million and $94.2 million for the three and nine months ended September 30, 2002, respectively.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

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

Item 4. Controls and Procedures.

The Company's chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

No changes in the Company's internal control over financial reporting occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
(a)
Amended and Restated Certificate of Incorporation of Viacom Inc., effective May 21, 2003 (incorporated by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2003) (File No. 001-09553).
(b)
Amended and Restated Certificate of Incorporation of Viacom Inc., effective May 21, 2003, redlined to show amendments (incorporated by reference to Exhibit 3(b) to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2003) (File No. 001-09553).
(c)
Amended and Restated By-laws of Viacom Inc., effective May 21, 2003 (incorporated by reference to Exhibit 3(c) to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2003) (File No. 001-09553).
(d)
Amended and Restated By-laws of Viacom Inc., effective May 21, 2003, redlined to show amendments (incorporated by reference to Exhibit 3(d) to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2003) (File No. 001-09553).
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
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certifications of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a),or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b)    Reports on Form 8-K.

On July 24, 2003, Viacom Inc. filed under Item 5 a Current Report on Form 8-K with respect to the declaration of a dividend and furnished under Items 9 and 12 of such report earnings information for the second quarter ended June 30, 2003.

On September 24, 2003, Viacom Inc. furnished under Items 7 and 9 a Current Report on Form 8-K with respect to Viacom's updated business outlook for 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIACOM INC. (Registrant)

Date: November 6, 2003	/s/ RICHARD J. BRESSLER Richard J. Bressler Senior Executive Vice President Chief Financial Officer

Date: November 6, 2003	/s/ SUSAN C. GORDON Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description of Document
(2)		Plan of Acquisition
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
(a)
Amended and Restated Certificate of Incorporation of Viacom Inc., effective May 21, 2003 (incorporated by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2003) (File No. 001-09553).
(b)
Amended and Restated Certificate of Incorporation of Viacom Inc., effective May 21, 2003, redlined to show amendments (incorporated by reference to Exhibit 3(b) to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2003) (File No. 001-09553).
(c)
Amended and Restated By-laws of Viacom Inc., effective May 21, 2003 (incorporated by reference to Exhibit 3(c) to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2003) (File No. 001-09553).
(d)
Amended and Restated By-laws of Viacom Inc., effective May 21, 2003, redlined to show amendments (incorporated by reference to Exhibit 3(d) to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2003) (File No. 001-09553).
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
(12)		Statement Regarding Computation of Ratios (filed herewith)

(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certifications of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a),or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).