Form 10-K
period 2003-12-31
VIACOM INC
filed 2004-03-15
CIK 813828

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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
 None
 (Title Of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes /x/ No / /

        As of June 30, 2003, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of Viacom Inc. Class A Common Stock, $0.01 par value ("Class A Common Stock"), held by non-affiliates was approximately $1,758,346,412 (based upon the closing price of $43.70 per share as reported by the New York Stock Exchange on that date) and the aggregate market value of the shares of the Viacom Inc. Class B Common Stock, $0.01 par value ("Class B Common Stock"), held by non-affiliates was approximately $65,743,026,553 (based upon the closing price of $43.66 per share as reported by the New York Stock Exchange on that date).

        As of March 1, 2004, 132,173,087 shares of Class A Common Stock and 1,606,667,083 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Viacom Inc.'s Notice of 2004 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement") (Part III).

PART I

Item 1.    Business.

BACKGROUND

        Viacom Inc. (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "Viacom") is a diversified worldwide entertainment company with operations in the following segments:

  •
  CABLE NETWORKS: The Cable Networks segment consists of MTV MUSIC TELEVISION®, SHOWTIME®, NICKELODEON®/NICK AT NITE®, VH1®, MTV2 MUSIC TELEVISION™, TV LAND®, SPIKE TV™, CMT®: COUNTRY MUSIC TELEVISION™, COMEDY CENTRAL®, the BET CABLE NETWORK™, and BET JAZZ: THE JAZZ CHANNEL™, among other program services.

  •
  TELEVISION: The Television segment consists of the CBS® and UPN® television networks, the Company's 39 owned broadcast television stations and its television production and syndication business, including KING WORLD® PRODUCTIONS and PARAMOUNT TELEVISION™.

  •
  RADIO: The Radio segment owns and operates 185 radio stations through INFINITY RADIO®.

  •
  OUTDOOR: The Outdoor segment through VIACOM OUTDOOR™ displays advertising on media, including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks and stadium signage.

  •
  ENTERTAINMENT: The Entertainment segment includes PARAMOUNT PICTURES®, which produces and distributes theatrical motion pictures; SIMON & SCHUSTER, which publishes and distributes consumer books under imprints such as SIMON & SCHUSTER®, POCKET BOOKS®, SCRIBNER® and THE FREE PRESS™; PARAMOUNT PARKS®, which is principally engaged in the ownership and operation of five theme parks and a themed attraction in the United States and Canada; and movie theater and music publishing operations.

  •
  VIDEO: The Video segment consists of an approximately 81.5% equity interest in Blockbuster Inc., which operates and franchises BLOCKBUSTER® video stores worldwide.

        For the year ended December 31, 2003, contributions to the Company's consolidated revenues from its segments were as follows: Cable Networks 21%, Television 29%, Radio 8%, Outdoor 7%, Entertainment 15% and Video 22%. Intercompany revenue eliminations, as a percentage of total revenues, were 2% for the year ended December 31, 2003. The Company generated approximately 18% of its total revenues from international regions in 2003. For the year ended December 31, 2003, approximately 58% and 22% of total international revenues of $4.9 billion were generated in Europe and Canada, respectively.

        The Company was organized in Delaware in 1986 for the purpose of acquiring the stock of a predecessor. In 1994, the Company acquired Paramount Communications Inc. and Blockbuster Entertainment Corporation. In August 1999, Blockbuster Inc. ("Blockbuster") (NYSE: BBI) sold to the public approximately 17.7% of its common stock. The Company, through its ownership of all of the outstanding shares of Blockbuster Class B common stock, as of March 1, 2004, holds approximately 81.5% of the total equity value in, and approximately 95.6% of the combined voting power of, Blockbuster.

        On May 4, 2000, the Company completed its merger (the "Viacom/CBS Merger") with CBS Corporation ("CBS"). As a result of the Viacom/CBS Merger, the Company acquired an approximate 64.2% equity interest in Infinity Broadcasting Corporation ("Infinity"). On February 21, 2001, Infinity merged with and into a wholly owned subsidiary of the Company (the "Infinity Merger"). On January 23, 2001, the Company completed its acquisition of BET Holdings II, Inc. On May 22, 2003, the Company

completed its acquisition of the remaining 50% interest in COMEDY CENTRAL that it did not own for $1.2 billion in cash.

        On February 10, 2004, the Company announced that its Board of Directors authorized the Company to pursue the divestiture of Viacom's approximately 81.5% interest in Blockbuster, based on the conclusion that Blockbuster would be better positioned as a company completely independent of Viacom. The Company anticipates that the divestiture would be achieved through a tax-free split-off, but will also continue to consider other alternatives. The transaction is subject to further approval of the Viacom Board of Directors and an assessment of market conditions. The split-off, which would result in a reduction of Viacom's outstanding shares, is expected to be completed by mid-2004.

        As of March 1, 2004, National Amusements, Inc. ("NAI"), a closely held corporation that owns and operates approximately 1,485 movie screens in the United States ("U.S."), the United Kingdom ("U.K."), South America and Russia, beneficially owned Class A Common Stock of the Company representing approximately 71% of the voting power of all classes of the Company's Common Stock, and approximately 11% of the Company's Class A Common Stock and Class B Common Stock on a combined basis. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board and Chief Executive Officer of the Company.

        The Company's principal offices are located at 1515 Broadway, New York, New York 10036 (telephone 212/258-6000).

        For additional information about principal acquisitions, see Note 3 to the Consolidated Financial Statements.

VIACOM BUSINESS SEGMENTS

    Cable Networks    (21%, 19% and 19% of the Company's consolidated revenues in 2003, 2002 and 2001, respectively)

        The Company owns and operates advertiser-supported basic cable television program services through MTV Networks ("MTVN") and BET: Black Entertainment Television ("BET") and premium subscription television program services through Showtime Networks Inc. ("SNI") in the U.S. and internationally.

        Generally, the Company's cable networks are offered for a fee to cable television operators, distributors of direct-to-home satellite services ("DTH") and other multichannel distributors. Cable television and DTH are currently the predominant means of distribution of the Company's program services in the U.S. Internationally, distribution technology varies territory by territory. The terms and favorable renewals of agreements with distributors for the distribution of the Company's networks are important to the Company. Consolidation among multichannel video programming distributors makes it more difficult to reach favorable terms.

        MTV Networks.    In the U.S., MTVN's owned and operated program services include MTV MUSIC TELEVISION ("MTV"), MTV2: MUSIC TELEVISION ("MTV2"), NICKELODEON/NICK AT NITE, TV LAND, VH1, SPIKE TV ("SPIKE"), CMT: COUNTRY MUSIC TELEVISION ("CMT"), COMEDY CENTRAL and mtv U™.

        MTV's programming consists of youth-oriented programming appealing primarily to an audience aged 18 to 34, including music videos, music-based programming, music and general lifestyle information, reality-based programming, comedy and dramatic series, animated programs, news specials, interviews and documentaries. Recent programming highlights include NEWLYWEDS: NICK & JESSICA, PUNK'D and RICH GIRLS. In addition to MTV's series programming, MTV continues to exhibit successful annual events such as THE MTV VIDEO MUSIC AWARDS, THE MTV MOVIE AWARDS and MTV ICON,

all of which present various artist tributes and performances. At December 31, 2003, according to the Nielsen Media Research report, MTV reached approximately 86.8 million domestic subscriber households. MTV2, a 24-hour, seven-days-a-week spin-off of MTV, offers a "freeform" music format which features music videos from a broad range of musical genres and artists. At December 31, 2003, according to the Nielsen Media Research report, MTV2 reached approximately 53.1 million domestic subscriber households. MTVN also operates "The Suite from MTV Networks" ("The Suite"), a package containing MTV2 and several digital television program services, including VH1 CLASSIC and seven other music-related services including two Spanish-language music services. The Suite is available through DTH distributors and cable operators offering digital technology. mtv U (formerly named COLLEGE TELEVISION NETWORK) offers to students on U.S. college campuses a blend of music, news, sports and college-specific programming.

        MTV FILMS® produced the feature films THE FIGHTING TEMPTATIONS and TUPAC: RESURRECTION. In addition, MTV FILMS acquired the rights to the feature film BETTER LUCK TOMORROW. All of these films were released by PARAMOUNT PICTURES during 2003. MTV also offers lines of home video, consumer products and books featuring MTV programming and personalities.

        NICKELODEON combines acquired and originally produced programs in a pro-social, non-violent format comprising two distinct program units tailored to age-specific demographic audiences: NICKELODEON, targeted to audiences ages 2 to 11 (which includes NICK JR®, a program block designed for 2 to 5 year olds, and popular shows such as RUGRATS, BLUE'S CLUES and SPONGEBOB SQUAREPANTS); and NICK AT NITE, which attracts primarily audiences ages 18 to 49 and offers mostly situation comedies from various eras, including CHEERS, THE COSBY SHOW and ROSEANNE. At December 31, 2003, according to the Nielsen Media Research report, NICKELODEON/NICK AT NITE reached approximately 87.9 million domestic subscriber households. NICKELODEON licenses its brands and characters for and in connection with merchandise, home video and publishing worldwide. NICKELODEON MOVIES® develops a mix of story-and character-driven projects based on original ideas and NICKELODEON programming, such as the feature film RUGRATS GO WILD!, released in 2003 by PARAMOUNT PICTURES. In addition to the services described above, The Suite contains NOGGIN®/THE N™ and three other program services from NICKELODEON. NOGGIN/THE N are two distinct networks combined in a 24-hour, seven-days-a-week, children's program service, distributed primarily by digital cable and DTH. NOGGIN seeks to educate and entertain 2 to 5 year old pre-schoolers and their families. NOGGIN's programming line-up includes a mix of originally produced and acquired live action, news, animated and puppet shows, including OOBI and the UK award-winning TWEENIES as well as BLUE'S CLUES after its initial network run. THE N is a tween and teen program block for viewers ages 9 to 17 featuring a combination of original and acquired shows such as the award-winning A Walk In Your Shoes. At December 31, 2003, according to the Nielsen Media Research report, NOGGIN/THE N reached approximately 37.1 million domestic subscriber households. The Suite also includes NICKELODEON GAS GAMES and SPORTS FOR KIDS®, a program service featuring children's game shows and sports programming for viewers ages 6 to 11. NICKELODEON owns and operates theme park attractions and touring shows under its NICKELODEON RECREATION unit and interactive public attractions and television production studios under its NICKELODEON STUDIOS® unit located at Universal Studios Florida. NICKELODEON also produces original animation at its NICKTOONS® Animation Studio in Burbank, California. Additionally, the Company publishes monthly NICKELODEON MAGAZINE.

        TV LAND is comprised of a broad range of well-known television programs from various genres, including comedies, dramas, westerns, variety and other formats from the 1950s through today, including ALL IN THE FAMILY and I LOVE LUCY. In addition, TV LAND offers original programming, including INSIDE TV LAND, THE TV LAND AWARDS and THE TV LAND ONLINE SPECIAL. At December 31, 2003, according to the Nielsen Media Research report, TV LAND reached approximately 82.0 million domestic subscriber households.

        VH1 presents music and related programming directed at an audience aged 18 to 49 with an emphasis on series which feature viewers' favorite music artists and pop culture highlights. Examples of such programming include: DRIVEN, I LOVE THE 80'S and THE FABULOUS LIFE. In addition, VH1 airs concerts, music videos and special events such as DIVAS and THE VH1 "BIG IN" AWARDS. At December 31, 2003, according to the Nielsen Media Research report, VH1 reached approximately 86.5 million domestic subscriber households. The VH1 SAVE THE MUSIC Foundation is a non-profit organization dedicated to restoring music programs in public schools across the nation. Since VH1 SAVE THE MUSIC was created in 1997, more than $25 million of musical instruments have been donated to 1,000 public schools in 80 cities, benefiting over 500,000 children. The VH1 SAVE THE MUSIC Foundation was honored with the prestigious Governor's Award from the Academy of Television Arts & Sciences (an Emmy award) in 2000, as well as a George Foster Peabody Award in 1999 to honor excellence in public affairs throughout the cable industry.

        SPIKE is the first entertainment network for men, targeting an 18 to 49 demographic, with a focus on original series, sports entertainment and animated series. Re-branded in August 2003, SPIKE is an advertiser-supported basic cable television program service. SPIKE presents a range of popular programming such as WWE RAW and original programming such as JOE SCHMO. SPIKE's programming also includes popular movies such as the James Bond motion picture series, off-network television series such as BLIND DATE and REAL TV and special events such as GQ MEN OF THE YEAR AWARDS and SPIKE TV VIDEO GAME AWARDS. The Company offers SPIKE in the U.S. and in Canada. At December 31, 2003, according to the Nielsen Media Research report, SPIKE reached approximately 87.2 million domestic subscriber households and Mediastats reports SPIKE's Canadian distribution at November 2003, at approximately 6.4 million subscriber households.

        CMT presents country music-related original programming, specials, live concerts and events, as well as a mix of country music videos by established artists, including world premiere videos. CMT is directed at an audience aged 18 to 49 and is offered in the U.S. and Canada. Its original programming in 2003 included CMT CROSSROADS, CMT FLAMEWORTHY VIDEO MUSIC AWARDS and the JOHNNY CASH MEMORIAL TRIBUTE. At December 31, 2003, according to the Nielsen Media Research report, CMT reached approximately 72.2 million domestic subscriber households and Mediastats reports CMT's Canadian distribution at November 2003, at approximately 7.8 million subscriber households.

        COMEDY CENTRAL, an advertiser-supported basic cable television program service, features comedy programming including SOUTH PARK, THE MAN SHOW and the Emmy award winning THE DAILY SHOW WITH JON STEWART. On May 22, 2003, the Company completed its acquisition of the remaining 50% interest in COMEDY CENTRAL that it did not own. At December 31, 2003, according to the Nielsen Media Research report, COMEDY CENTRAL reached approximately 84.9 million domestic subscriber households.

        Internationally, MTVN owns and operates, participates in as a joint venturer, and licenses third parties to operate, MTVN program services, including MTV, VH1, NICKELODEON, SPIKE and TV LAND. The MTVN international program services are described in the chart that follows. Most of the MTVN international program services are regionally customized to suit the local tastes of the particular young adult viewers through the inclusion of local music, programming and on-air personalities, and use of the local language. MTV Networks Europe is Europe's most widely distributed cable and satellite network comprising 43 individual music and kids channels, including MTV (8 regionalized services), VH1 (3 regionalized services), VH2, MTV2, MTV HITS, MTV BASE, MTV DANCE, MTV2 POP, MTV CLASSIC, THE MUSIC FACTORY ("TMF") (3 regional services) and NICKELODEON (4 regionalized services). As of December 2003, the network currently reaches more than 117 million households in Europe through a combination of DTH, cable, and terrestrial distribution. In addition, the Company is a joint venturer in GULF DTH LDC, a DTH platform offering the following channels in the Middle East, among others: MTV, VH1, NICKELODEON, TV LAND and THE PARAMOUNT COMEDY CHANNEL™.

International MTVN Program Services

        The following table sets forth information regarding MTVN program services offered internationally as of March 1, 2004:

Program Service	Territory	Ownership	Regional Feeds/ Language(1)	Launch/ Commencement Date
CMT Canada	Canada	Joint Venture (with Corus Entertainment)	English	September 1996
Game One	France	50% by the Company	French	November 1998 (the Company's interest was acquired May 2003)
MTV Europe (includes 8 regional MTV Music Television feeds, MTV Base, MTV Hits, MTV Dance, MTV2 and MTV2POP)
	Over 50 territories, in Europe, including most European Union states, Eastern and Central Europe, certain territories in Africa, certain countries in the Gulf States and certain territories in the Middle East	100% by the Company
			8 regional MTV feeds presented in the following languages: MTV U.K. and Ireland (in English), MTV Netherlands (in Dutch), MTV Spain (in Spanish), MTV France (in French), MTV Central (in German), MTV Portugal (in Portuguese), MTV Nordic (in English) and MTV European (in English)	Various: August 1987-2003
MTV Italia (includes 3 feeds: MTV Music Television, MTV Hits and MTV Brand: New)	Italy	Joint Venture (with Holding Media e Communicazione S.p.A., formerly known as Cecchi Gori Communications S.p.A.)	Italian	Various: September 2001-2003
MTV Poland (includes 2 feeds: MTV Music Television and MTV Classic)	Poland	Joint Venture (with UPC Programming BV)	Polish	July 2000 (MTV Music Television) June 2002 (MTV Classic)
MTV Romania	Romania	Licensing arrangement between MTV Europe and Music Television System SRL (a Romanian company)	Romanian	June 2002
MTV Russia	Russia	Joint Venture (with Russia Partners Company, L.P. and others)	Russian	September 1998

Program Service	Territory	Ownership	Regional Feeds/ Language(1)	Launch/ Commencement Date
MTV Latin America (includes 3 regional MTV Music Television feeds)
	Bolivia, Chile, Ecuador, Peru, Colombia, Costa Rica, Dominican Republic, El Salvador, Guatemala, Honduras, Mexico, Nicaragua, Panama, Puerto Rico, Venezuela, other Caribbean, Argentina, Brazil, Paraguay, Uruguay	100% by the Company	3 regional MTV feeds presented in Spanish	October 1993
MTV Brasil	Brazil	Joint Venture (with Abril S.A.)	Portuguese	October 1990
MTV Asia (includes 4 regional MTV Music Television feeds)	Taiwan, certain provinces in China*, Brunei, Macau, Bangladesh, Singapore, Malaysia, Vietnam, Hong Kong, Papua New Guinea, India, Sri Lanka, Nepal, Maldives, Mauritius and the Middle East	100% by the Company	4 regional MTV feeds presented in English and local languages: MTV Mandarin (in Mandarin), MTV Southeast Asia (in English), MTV India (in English and Hindi) and MTV China (in Chinese)	Various: April 1995-2003
MTV Indonesia	Indonesia	Joint Venture (through P.T. Ekabinanusa Yamasela and P.T. Bimantara Citra Tbk)	Bahasa Indonesian	May 2002
MTV Korea	South Korea	Joint Venture (with On Media Corp.)	Korean	July 2001 (original Korean language programming blocks since 1999)
MTV Philippines	Philippines	Joint Venture (with Nation Broadcasting Corp.)	English and Tagalog	January 2001
MTV Thailand	Thailand	Joint Venture (with Ten Music Television Co. Ltd.)	Thai and English	November 2001
MTV Japan	Japan	Joint Venture (with @Japan Media K.K. and others)	Japanese	January 2001
MTV Australia	Australia	Licensing Arrangement (with Optus Vision Pty Limited)	English	March 1997

Program Service	Territory	Ownership	Regional Feeds/ Language(1)	Launch/ Commencement Date
MTV Canada (includes 2 feeds: MTV Music Television and MTV2)	Canada	Licensing Arrangement (with Craig Broadcast Systems Inc.)	2 feeds in English	October and December 2001
Nickelodeon Africa*	Africa	Licensing Arrangement (with Podesta Finance BV)	English	June 1999
Nickelodeon Asia (includes 4 regional Nickelodeon feeds)
	Japan, India, Malaysia, Macau, New Zealand, Indonesia, Hong Kong, Bhutan, Palau, Maldives, Pakistan, Sri Lanka, Philippines, Singapore, Bangladesh, Nepal, China*, South Korea*, Brunei and Papua New Guinea	100% by the Company
			4 regional Nickelodeon feeds presented in English and local languages: Nickelodeon Asia (in English), Nickelodeon Japan (in Japanese), Nickelodeon Philippines (in English and Tagalog) and Nickelodeon India (in English and Hindi)	Various: November 1998-2003
Nickelodeon Latin America (includes 3 regional Nickelodeon feeds)	Latin America, Brazil and the Caribbean	100% by the Company	3 regional feeds presented in English, Spanish and Portuguese: North (in Spanish and English), South (in Spanish) and Brazil (in Portuguese)	December 1996
Nickelodeon Australia	Australia	Joint Venture (with XYZ Entertainment Pty Ltd.)	English	October 1995
Nickelodeon Europe (includes 4 regional Nickelodeon services)
	CIS/Baltic Republics (including Russia, Uzbekistan, Ukraine, Kazakhstan, Kyrgystan, Moldova, Georgia, Belarus, Estonia, Latvia and Lithuania); Nordic region (including Sweden, Norway, Denmark and Finland); Central and Eastern Europe countries (including Hungary, Czech Republic, Slovakia, Slovenia, Bulgaria, Serbia, Turkey, Malta); The Netherlands	100% by the Company
			4 regional Nickelodeon services presented in local languages: CIS/Baltic Republics (Russian), Nordic Region (Swedish, Norwegian, Danish, English), Central and Eastern Europe (Hungarian-Magyar, English) and The Netherlands (Dutch)	Various: February 1997-2001
Nickelodeon Cyprus*	Cyprus	Licensing Arrangement (with Lumiere TV Limited)	Greek Hellenic	January 2002

Program Service	Territory	Ownership	Regional Feeds/ Language(1)	Launch/ Commencement Date
Nickelodeon France*	France	Licensing Arrangement (with Canal J SA)	French	January 2003
Nickelodeon Greece*	Greece	Licensing Arrangement (with Telestare Limited)	Greek Hellenic	November 2001
Nickelodeon Russia*	Russia	Licensing Arrangement (with Majorcom Corporation)	Russian	September 2003
Nickelodeon Serbia*	Serbia	Licensing Arrangement (with Doda Media)	Serbian	October 2002
Nickelodeon Spain*	Spain	Licensing Arrangement (with Paramount Comedy Channel Espana SL, a company 100% owned by the Company)	Castillian	March 1999
Nickelodeon Turkey*	Turkey	Licensing Arrangement (with Associated Euromedia International Limited)	Turkish	September 2003
Nickelodeon U.K.* (includes 3 Nickelodeon services)	U.K.	Joint Venture (with British Sky Broadcasting Limited)	3 Nickelodeon services presented in English: Nickelodeon UK; Nick Jr. and Nick Toons	September 1993 (Nick) September 1999 (Nick Jr.) September 2002 (Nick Toons)
Nickelodeon Israel*	Israel	Licensing Arrangement (with Ananaey Communications Limited)	Hebrew	July 2003
Nickelodeon Latin America (includes 3 regional Nickelodeon feeds)	Latin America, Brazil and the Caribbean	100% by the Company	3 regional feeds in English and local languages (Spanish and Portuguese): North (in Spanish and English), South (in Spanish) and Brazil (in Portuguese)	December 1996
Spike TV	Canada	100% by the Company	English	1984 as TNN and re-branded as Spike in August 2003

Program Service	Territory	Ownership	Regional Feeds/ Language(1)	Launch/ Commencement Date
TMF (includes 3 regional TMF services)	The Netherlands, Belgium, U.K.	100% by the Company	3 regional TMF feeds in the Netherlands (in Dutch), Belgium (in Flemish) and the U.K. (in English)	Launched in The Netherlands in May 1995, in Belgium in October 1998 and in the U.K. in October 2002 (the Company acquired the venture in June 2001)
TV Land Canada	Canada	Licensing Arrangement (with Craig Broadcasting Systems Inc.)	English	September 2001
VH1 U.K./VH1 European/VH1 Classic/VH2	All European Union states, the Gulf States, the Middle East, South Africa, Scandinavia, Israel, Malta, Moldova, South Africa and Eastern Europe	100% by the Company	English	Various: September 1994 — December 2003
VH1 Thailand*	Thailand	Joint Venture (with Ten Music Television Co. Ltd.)	English and Thai	October 2002

*
Denotes program services that are not 24 hours-a-day/seven-days-a-week.
(1)
All MTV and VH1 program services include English language music videos.

        MTVN, in exchange for cash and advertising time or for promotional consideration only, licenses from record companies music videos for exhibition on MTV, MTV2, VH1, CMT and other MTVN programming services. MTVN has entered into multi-year global music video licensing agreements with the major record companies. These agreements generally cover a three-to-five year period and contain provisions regarding video exhibition. MTVN also has entered into global or regional license agreements with certain independent record companies. MTVN expects to renew or initiate additional global or regional license agreements with the foregoing record companies and other record companies. However, there can be no assurance that such renewals or agreements can be concluded on favorable terms (see "Viacom Business Segments-Competition-Cable Networks").

        MTVN derives revenues principally from two sources: the sale of time on its own networks to advertisers and the license of its networks to cable television operators, DTH and other distributors. The sale of MTVN advertising time is affected by viewer demographics, viewer ratings and market conditions for advertising time. Adverse changes to any of these factors could have an adverse effect on revenues. In addition, continued consolidation among cable and/or DTH distributors could have an adverse effect on MTVN's license fee revenue (see "Viacom Business Segments-Competition-Cable Networks").

        MTVN operates Internet sites that appeal to the current audiences of its various MTV, VH1, SPIKE, CMT, NICKELODEON, COMEDY CENTRAL and mtv U television program services, as well as to new online audiences. In addition to providing entertainment and information on such Web sites, these Web sites provide an additional outlet for sales of Company-licensed and third-party merchandise. In addition, MTVN has numerous music Web site destinations around the world, including MTV.com, VH1.com, CMT.com and mtvu.com. MTV.com offers users access to music in the form of streaming and downloadable music and music videos on demand; interactive entertainment relating to MTV programs; news about music and other issues of importance to the MTV audience, plus technologies to enable the

MTV community to connect with artists, celebrities and each other. VH1.com offers users interactive entertainment, music news, artist information, daily polls and community features. mtvu.com provides information as a special feature relating to the programming of mtv U. MTVN, on behalf of its Web sites, currently obtains much of its Web site content from record labels, music publishers and artists. If these providers begin to charge significant fees for their content, or otherwise alter or discontinue their relationship with MTVN's Web sites, then the respective Web site's content offering and business could be adversely affected. NICKELODEON properties are featured on Web sites including Nick.com, NickJr.com, Nick-at-Nite.com, Gas.Nick.com and Teachers.Nick.com. Nick.com is a leading Web site for kids, offering convergent entertainment, online games, entertainment tools and services, information on NICKELODEON celebrities and programs and other content for kids. NickJr.com is a leading Web site for parents and their pre-school aged kids, offering parenting advice and information, as well as a pre-school area featuring interactive games, art, stories and music. MTVN also operates the TVLand.com, SpikeTV.com, ComedyCentral.com, Noggin.com and The-N.com Web sites providing information and special features relating to the programming on those cable networks. In January 2004, MTVN's Web sites attracted over 15.4 million U.S. monthly unique visitors according to Comscore Media Metrix, a leading online audience research measurement service.

        BET: Black Entertainment Television.    BET's owned and operated cable program services include the BET CABLE NETWORK and BET JAZZ: THE JAZZ CHANNEL ("BET JAZZ"), and its digital services include BET GOSPEL® and BET HIP HOP®.

        The BET CABLE NETWORK targets the African-American viewing audience, appealing primarily to the 18 to 49 age group, by providing a broad mix of music, entertainment, sports, religious, news and public affairs programming, consisting of both original and acquired programs. BET's programming includes original entertainment specials, hosted music video programs, sports, news and public affairs offerings, comedy shows as well as acquired movies, entertainment specials, series, religious programs and gospel music programs.

        Entertainment specials represent some of the most popular programs aired on the BET CABLE NETWORK. In 2003, BET produced and aired the 3rd ANNUAL BET AWARDS SHOW, the 9th ANNUAL WALK OF FAME, 3rd ANNUAL SPRING BLING and the 3rd ANNUAL CELEBRATION OF GOSPEL. These entertainment specials, along with the airing of the 2003 SOURCE AWARDS on BET, resulted in BET's highest rated programming for 2003.

        Music video programs and comedy programming represent popular original series on the BET CABLE NETWORK. Some of the network's most widely watched music video and comedy programs include 106 & PARK, 106 & PARK: PRIME, RAP CITY: THA BASSMENT, COMICVIEW, a stand-up comedy show, and COMING TO THE STAGE, a comedy competition series. In 2003, BET began airing newly acquired comedy and dramatic series programs including SOUL FOOD®, THE PARKERS and HEY MONIE. In addition, BET continues its tradition of airing acquired movies and originally produced movies on a weekly basis. The BET CABLE NETWORK also produced and aired news and public affairs programs of interest to its audience including the BET NIGHTLY NEWS and BET OPEN MIC specials covering major current issues including interviews with guests such as Secretary of State, Colin Powell, prior to commencement of the war against Iraq.

        BET JAZZ, the only U.S. cable network devoted solely to jazz music, targets the 25 to 54 year old viewing audience. Programming on BET JAZZ consists of a mixture of in-studio performances, festivals, concerts, celebrity interviews and documentaries. Original programming aired in 2003 on the network includes JOURNEY WITH JAZZ AT LINCOLN CENTER. During 2003, BET JAZZ also enhanced its original programming through partnerships and sponsorship alliances with major advertisers and industry partners.

        The BET CABLE NETWORK derives its revenue from the sale of advertising time on the networks and from subscription fees generated by license of the network to cable television operators, DTH and other distributors. As of December 31, 2003, according to the Nielsen Media Research report, the BET CABLE NETWORK reached approximately 77.9 million domestic subscriber households. BET JAZZ derives its revenue principally from subscription fees generated by license of its network to cable television operators and other distributors. As of December 31, 2003, BET JAZZ billed approximately 8.5 million domestic subscriber households. Some of the BET CABLE NETWORK and BET JAZZ distribution agreements expired at the end of 2003. BET expects all of these agreements to be renewed or extended through multi-year carriage deals by the end of 2004. If agreement renewals are not completed, the BET CABLE NETWORK and/or BET JAZZ could lose some of their subscribers.

        BET GOSPEL and BET HIP HOP, BET's digital services, launched in the summer of 2002 with limited distribution. Negotiations are underway to expand distribution in 2004. BET GOSPEL features gospel music programming, gospel artist performances and interviews, religious ministries, family programming and programming fare designed to provide spiritual fulfillment. BET HIP HOP features hip-hop and rap music videos, artists and performances.

        BET EVENT PRODUCTIONS® produces special musical events and festivals featuring music genres such as jazz, Latin jazz and rhythm & blues. Its services include event management, venue selection, talent recruitment and sound, light and stage production. BET EVENT PRODUCTIONS also supports the production needs of BET JAZZ. BET BOOKS, BET's book publishing division, publishes romance, inspirational and mainstream fiction books targeted to the African-American market. Its revenues are generated by book sales through a subscriber book club, retail outlets, discount stores and online book merchants.

        BET has an approximately 42% interest in BET INTERACTIVE, LLC, a company which, through its Web site, BET.com, offers users content and interactive features for news, entertainment, community and other areas tailored to the unique interests and issues of African Americans. BET.com also provides program schedules for the BET CABLE NETWORK and BET JAZZ, the latest music news, artist information, music offerings and interactive entertainment for programs such as 106 & PARK and BET.COM COUNTDOWN. In December 2003, BET.com attracted approximately 800,000 U.S. monthly unique visitors, according to Nielsen/NetRatings.

        Showtime Networks Inc.    SNI owns and operates three commercial-free, premium subscription television program services in the U.S.: SHOWTIME, offering recently released theatrical feature films, original series, original motion pictures, boxing and other special events; THE MOVIE CHANNEL™, offering recently released theatrical feature films and related programming; and FLIX®, offering theatrical feature films primarily from the 70s, 80s and 90s, as well as selected other titles. At December 31, 2003, SHOWTIME, THE MOVIE CHANNEL and FLIX, in the aggregate, had approximately 34.8 million subscriptions in the 50 states, certain U.S. territories and Bermuda. SUNDANCE CHANNEL®, a venture (among SNI, an affiliate of Robert Redford and Universal Studios) managed by SNI through a management agreement which expires on December 31, 2004, is a commercial-free premium subscription television program service in the U.S., dedicated to independent film, featuring top-quality American independent films, documentaries, foreign and classic art films, shorts and animation, with an emphasis on recently released titles.

        SNI also owns and operates several different channels of SHOWTIME and THE MOVIE CHANNEL in the U.S. which offer more and varied movie viewing choices. In addition, SNI transmits SHOWTIME HD™, a high definition television feed of SHOWTIME, and THE MOVIE CHANNEL HD™, a high definition television feed of THE MOVIE CHANNEL. SNI also makes available SHOWTIME ON DEMAND® and THE MOVIE CHANNEL ON DEMAND™, which provide SHOWTIME and THE MOVIE CHANNEL subscribers with the ability to watch available programming on demand.

        SNI also provides special events, such as sports and musical events, to licensees on a pay-per-view basis. SHOWTIME PPV™ is a pay-per-view distributor of these special events, including high-profile boxing events. The unit has produced and distributed seven of the top ten pay-per-view events of all time, including the top four: Holyfield vs. Tyson II, Lewis vs. Tyson, Tyson vs. Holyfield I and Tyson vs. McNeeley. In addition to boxing, SHOWTIME PPV has been instrumental in bringing other events to the viewing public, including numerous music concerts.

        The costs of acquiring premium television rights to programming and producing original motion pictures and series are the principal expenses of SNI. In order to exhibit theatrical motion pictures on premium subscription television, SNI enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for SHOWTIME and THE MOVIE CHANNEL, from major or independent motion picture producers and other distributors. SNI's exhibition rights typically cover the U.S. and Bermuda and may, on a contract-by-contract basis, cover additional territories. SNI has the exclusive U.S. premium subscription television rights to PARAMOUNT PICTURES' feature films theatrically released beginning January 1, 1998, as well as non-exclusive rights to certain titles from PARAMOUNT PICTURES' film library (see "Viacom Business Segments-Entertainment"). SNI also has significant theatrical motion picture license agreements with other motion picture producers and distributors, including Metro-Goldwyn-Mayer Studios Inc. ("MGM") and Artisan Pictures Inc., recently acquired by Lions Gate Entertainment Corp., covering motion pictures initially theatrically released through various dates up to December 31, 2008. Theatrical motion pictures that are licensed to SNI on an exclusive basis are generally exhibited first on SHOWTIME and THE MOVIE CHANNEL after an initial period or "window" for theatrical, home video and pay-per-view exhibition and before the period commences for standard broadcast television and basic cable television exhibition. Many of the motion pictures that appear on FLIX have been previously available for standard broadcast and other exhibitions (but are shown on FLIX unedited and commercial-free).

        SNI also arranges for the development, production, acquisition and, in many cases, distribution of original programs, series and motion pictures. SNI's original series include DEAD LIKE ME, an imaginative darkly comedic look at the humor and humanity of life, death and the soul's afterlife; THE L WORD™, a breakthrough dramatic series which premiered in January 2004, examining the lives and relationships of a group of lesbians in Los Angeles; and SOUL FOOD, a dramatic series in its final season (based on the theatrical motion picture of the same name) that follows the lives of three African-American sisters and their families. SNI's original programming in recent years has been honored with three George Foster Peabody awards, two Humanitas Prizes, and the Academy of Television Arts & Sciences' prestigious Governor's Award for diversity in programming. As part of its original programming strategy, SNI exhibited seven scripted original series on SHOWTIME in 2003 and expects to exhibit seven scripted original series on SHOWTIME in 2004. In addition, SNI premiered 11 original motion pictures on SHOWTIME in 2003 (14 including original documentaries), and expects to premiere approximately eight original motion pictures on SHOWTIME in 2004 (11 including original documentaries). The producers of some of SNI's original motion pictures are given an opportunity to seek a theatrical release prior to such pictures' exhibition on SHOWTIME or THE MOVIE CHANNEL. If the producers are not successful in obtaining such a theatrical release, these pictures then premiere in the U.S. on SHOWTIME or THE MOVIE CHANNEL. SNI has entered into and plans to continue to enter into co-financing, co-production and/or co-distribution arrangements with other parties to reduce the net cost to SNI for its original programming. In 2003, Hallmark Entertainment Distribution LLC, MGM and Columbia TriStar Domestic Television were the predominant co-producers, co-financiers and co-distributors of SNI's original motion pictures, programs and series for that year. BLOCKBUSTER and SNI have an agreement whereby BLOCKBUSTER will license from SNI the non-exclusive domestic home video rights to up to 98 SNI original motion pictures and other programs through December 31, 2006.

        SNI derives revenue principally from the license of its networks to cable television operators, DTH and other distributors. The failure to renew agreements with these distributors on favorable terms or continued consolidation among distributors could have an adverse effect on SNI's revenues.

    Television    (29%, 30% and 31% of the Company's consolidated revenues in 2003, 2002 and 2001, respectively)

        The Television segment consists of the CBS and UPN television networks, the Company's owned broadcast television stations, and its television production and syndication businesses.

        Television Networks.    The CBS TELEVISION NETWORK™ through CBS ENTERTAINMENT™, CBS NEWS™ and CBS SPORTS™ distributes a comprehensive schedule of news and public affairs broadcasts, sports and entertainment programming, and feature films to more than 200 domestic affiliates, including 20 of the Company's owned and operated television stations, and to certain overseas affiliated stations. The affiliates serve, in the aggregate, all 50 states and the District of Columbia, reaching virtually every television home in the U.S. The CBS TELEVISION NETWORK is responsible for sales of advertising time for its network broadcasts.

        CBS ENTERTAINMENT is responsible for acquiring or developing and scheduling the entertainment programming presented on the CBS TELEVISION NETWORK, which includes primetime comedy and drama series, reality-based programming, made-for-television movies and miniseries, theatrical films, specials, children's programs, daytime dramas, game shows and late-night programs. CBS ENTERTAINMENT introduced five new dramas and one new comedy in the 2003-2004 season, including COLD CASE, JOAN OF ARCADIA, NAVY: NCIS and TWO AND A HALF MEN. Returning shows on the CBS TELEVISION NETWORK include EVERYBODY LOVES RAYMOND and CSI: CRIME SCENE INVESTIGATION. The Company also continued its reality-based SURVIVOR series, with SURVIVOR: PEARL ISLANDS. SURVIVOR: ALL STARS premiered on February 1, 2004. Specials presented by the division include THE GRAMMY AWARDS, THE COUNTRY MUSIC ASSOCIATION AWARDS and THE KENNEDY CENTER HONORS. Late-night programming presented by the division includes THE LATE SHOW WITH DAVID LETTERMAN.

        CBS NEWS operates a worldwide news organization, providing the CBS TELEVISION NETWORK and the CBS RADIO NETWORK™ with regularly scheduled news and public affairs broadcasts, including 60 MINUTES, the pioneering news magazine now in its 36th season, the CBS EVENING NEWS WITH DAN RATHER and THE EARLY SHOW, as well as special reports, including, in 2003, coverage of the war in Iraq and its aftermath. CBS NEWS maintains 18 news bureaus and offices around the world, in addition to its headquarters operations in New York City. CBS Radio News serves more than 500 radio stations with hourly newscasts, instant coverage of breaking stories, special reports, updates, features, customized reports and news feed material. Among its many features are "World News Roundup" and "World News Roundup-Late Edition." CBS News Productions, the off-network production company created by CBS NEWS, produces original nonfiction programming for domestic and international outlets, including the cable television, home video, CD-ROM, audio-book and in-flight markets, as well as schools and libraries. CBS NEWS also produces and distributes CBS NEWSPATH, an audiovisual news syndication service, to CBS affiliates and other subscribers worldwide.

        CBS SPORTS broadcasts comprehensive regular-season golf and college football and basketball line-ups on network television, in addition to the NFL's American Football Conference regular season schedule, the Post Season Divisional Playoff games and the AFC championship game. On February 1, 2004, CBS SPORTS broadcast the SUPER BOWL. Among the events CBS SPORTS broadcasts are THE NFL TODAY; certain NCAA championships such as the NCAA Division I Men's Basketball Championship Tournament, including the Final Four; golf, including the Masters Tournament and the PGA Championship; the U.S. Open Tennis Championships; and CBS SPORTS SPECTACULAR, including skiing, track and field, and gymnastics events. Extending its franchises off the field and court, CBS SPORTS has activated its marketing rights for the 2003-2013 NCAA Championships, including coordination of licensing, merchandising, related multimedia and television, and other related business opportunities.

        At December 31, 2003, UPN provided 13 hours of programming a week, consisting of a two-hour primetime programming block five nights per week, Monday through Friday, a two-hour weekend movie and one additional hour of ENTERPRISE during the weekend. UPN's programming is provided to its affiliates in 183 U.S. television markets, reaching approximately 96.2% of all U.S. television households, including secondary affiliates. Eighteen of the Company's owned television stations are affiliates of UPN. UPN's primetime schedule includes the new comedies EVE and ALL OF US as well as returning series including WWE SMACKDOWN! and THE PARKERS.

        Through CBS.com and CBSNews.com, the Company operates Web sites that collectively received more than 1.3 billion pageviews in 2003 and, according to Nielsen/NetRatings, attracted an average audience of 6.0 million U.S. monthly unique visitors. CBS.com produces Web sites for all CBS ENTERTAINMENT programs, including SURVIVOR, CSI and BIG BROTHER. CBS.com is responsible for the CBS TELEVISION NETWORK's promotional Web sites, online subscription services, fantasy leagues and interactive voting technology. CBSNews.com is a multimedia provider of continuous, in-depth news and information. CBSNews.com produces Web sites for all CBS NEWS programs. Both sites provide links to cbs.marketwatch.com, operated by MarketWatch.com, Inc., and cbs.sportsline.com, operated by SportsLine.com, Inc.

        The Company holds minority investments in SportsLine.com, Inc. (NASDAQ: SPLN), a provider of online sports content, services and merchandise, and in MarketWatch.com, Inc. (NASDAQ: MKTW), a provider of online business news and financial tools.

        Television Stations.    The Company owns 39 broadcast television stations, all of which operate under licenses granted by the Federal Communications Commission ("FCC") pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The licenses are renewable every eight years.

        The Company's television stations are located in the 7 largest, and 15 of the top 20, television markets in the U.S. The Company owns two television stations within the same designated market area in eight major markets: Los Angeles (market #2), Philadelphia (market #4), San Francisco-Oakland-San Jose (market #5), Boston (market #6), Dallas-Fort Worth (market #7), Detroit (market #10), Miami (market #17) and Pittsburgh (market #22).

        The stations produce news and broadcast public affairs and other programming to serve their local markets and offer CBS or UPN television network and syndicated programming. Many of the Company's television stations currently operate Web sites, which promote the stations' programming, and provide news, information and entertainment, as well as other services.

        The Company's owned and operated television stations reach approximately 45% of all U.S. television households and approximately 39% of U.S. television households as measured by the FCC's television national audience reach limitation (or the national television cap) under which a VHF television station is deemed to reach 100% of the television households in its market and a UHF television station is deemed to reach 50% of the television households in its market. As a result of recent Congressional action, the FCC's ownership rules limit the Company's national audience reach to 39% of all U.S. television households. The FCC's ownership rules are currently the subject of rulemaking at the FCC and of litigation. For a discussion of pending proceedings regarding the FCC's ownership rules and the UHF 50% discount, see "Viacom Business Segments-Regulation-Broadcasting-Ownership Regulation."

        Currently, broadcast signals are, for the most part, received by the viewing public in analog form. However, in April 1997, the FCC began the transition from an analog to a digital television service by assigning each existing television station an additional channel to be used for the broadcast of a digital signal. The FCC adopted a time schedule under which stations were required (absent conditions beyond their control) to construct digital transmission facilities and begin digital operations. The schedule had staggered deadlines; however, as of May 1, 2002, all commercial television stations were required to have commenced broadcast of a digital signal. With the exception of its UPN-affiliated stations in Pittsburgh, Oklahoma City and Providence, all of the Company's stations are transmitting digital broadcasts that comply with the FCC's requirements. These three stations are not broadcasting digital signals because the FCC has yet to grant the Company authorization to construct the digital facilities for them. The Company intends to promptly commence construction of the digital facilities for these stations upon receipt of authorization from the FCC.

Television Stations

        The table below sets forth the broadcast television stations owned by the Company as of March 1, 2004.

Station and Metropolitan Area Served (1)	Market Rank (2)	Type/ Channel	Network Affiliation
WCBS-TV New York, New York	1	VHF/2	CBS
KCAL-TV Los Angeles, CA	2	VHF/9	Independent
KCBS-TV Los Angeles, CA	2	VHF/2	CBS
WBBM-TV Chicago, IL	3	VHF/2	CBS
KYW-TV Philadelphia, PA	4	VHF/3	CBS
WPSG-TV Philadelphia, PA	4	UHF/57	UPN
KPIX-TV San Francisco-Oakland-San Jose, CA	5	VHF/5	CBS
KBHK-TV San Francisco-Oakland-San Jose, CA	5	UHF/44	UPN
WBZ-TV Boston, MA	6	VHF/4	CBS
WSBK-TV Boston, MA	6	UHF/38	UPN
KTVT-TV Dallas-Fort Worth, TX	7	VHF/11	CBS
KTXA-TV Dallas-Fort Worth, TX	7	UHF/21	UPN
WUPA-TV Atlanta, GA	9	UHF/69	UPN
WKBD-TV Detroit, MI	10	UHF/50	UPN
WWJ-TV Detroit, MI	10	UHF/62	CBS
KSTW-TV Seattle-Tacoma, WA	12	VHF/11	UPN
WTOG-TV Tampa-St. Petersburg-Sarasota, FL	13	UHF/44	UPN
WCCO-TV Minneapolis-St. Paul, MN	14	VHF/4	CBS
Satellites:
KCCO-TV(3) Alexandria, MN			CBS
KCCW-TV(4) Walker, MN			CBS
WFOR-TV Miami-Ft. Lauderdale, FL	17	VHF/4	CBS
WBFS-TV Miami-Ft. Lauderdale, FL	17	UHF/33	UPN

Station and Metropolitan Area Served (1)	Market Rank (2)	Type/ Channel	Network Affiliation
KCNC-TV Denver, CO	18	VHF/4	CBS
KMAX-TV Sacramento-Stockton-Modesto, CA	19	UHF/31	UPN
KDKA-TV Pittsburgh, PA	22	VHF/2	CBS
WNPA-TV Pittsburgh, PA	22	UHF/19	UPN
WJZ-TV Baltimore, MD	23	VHF/13	CBS
WNDY-TV Indianapolis, IN	25	UHF/23	UPN
WWHO-TV Columbus, OH	34	UHF/53	UPN/WB(5)
KUTV-TV Salt Lake City, UT	36	VHF/2	CBS
Satellite:
KUSG-TV(6) St. George, UT			CBS
WTVX-TV West Palm Beach-Ft. Pierce, FL	39	UHF/3	UPN/WB(7)
WGNT-TV Norfolk-Portsmouth-Newport News, VA	41	UHF/27	UPN
WUPL-TV New Orleans, LA	42	UHF/54	UPN
KAUT-TV Oklahoma City, OK	45	UHF/43	UPN
WLWC-TV Providence, RI-New Bedford, MA	48	UHF/28	UPN/WB(8)
KEYE-TV Austin, TX	54	UHF/42	CBS
WFRV-TV Green Bay-Appleton, WI	68	VHF/5	CBS
Satellite:
WJMN-TV(9) Escanaba, MI	178		CBS
WHDF-TV(10) Huntsville-Decatur-Florence, AL	83	UHF/15	UPN

(1)
Metropolitan Area Served is Nielsen Media Research's Designated Market Area.
(2)
Market Rankings based on Nielsen Station Index—Designated Market Area Market and Demographic Rank, September 2003.
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
(10)
The Company owns a 17.5% minority interest in WHDF-TV, which is attributable under the FCC's ownership rules. The station is in the process of being sold.

        Television Production and Syndication.    The Company, through CBS ENTERPRISES (including KING WORLD PRODUCTIONS and CBS BROADCAST INTERNATIONAL), PARAMOUNT TELEVISION, SPELLING TELEVISION®, CBS PRODUCTIONS and VIACOM PRODUCTIONS®, produces, acquires and/or distributes various programming worldwide, including series, specials and made-for-television movies. Such programming is produced primarily for broadcast on network television and exhibition on basic cable and premium subscription services. The Company also produces and/or distributes first-run and off-network syndicated programming. First-run syndicated programming is programming produced or co-produced for initial sale to individual television stations without prior exhibition on a network. Off-network syndicated programming is programming exhibited on television stations or cable networks which has already been exhibited on a network, basic cable or premium subscription service.

        Programming that was produced or co-produced by the Company's production and syndication group and is broadcast on network television includes CSI: CRIME SCENE INVESTIGATION (CBS), THE DISTRICT (CBS) and FRASIER (NBC). Generally, a network will license a specified number of episodes for exhibition on the network in the U.S. during a license period. Remaining distribution rights, including foreign and/or off-network syndication rights, are typically retained by the Company. The episodic network license fee is normally less than the costs of producing each series episode; however, the Company's objective is to recoup its costs and earn a profit through domestic syndication of episodes after their network runs and/or by obtaining international sales through its licensing operations. Foreign sales are generally made within one year of U.S. network runs. Generally, a series must have a network run of at least three or four years to be successfully sold in domestic syndication. In off-network syndication, the Company distributes series such as EVERYBODY LOVES RAYMOND, SABRINA, THE TEENAGE WITCH and FRASIER. The Company also distributes a library of older television programs, including THE ANDY GRIFFITH SHOW and HAPPY DAYS.

        The Company produces and/or distributes programming for first-run syndication that it sells directly to television stations in the U.S. on a market-by-market basis. The Company's first-run syndicated programming includes shows such as JEOPARDY!, ENTERTAINMENT TONIGHT, JUDGE JUDY and THE OPRAH WINFREY SHOW. The Company also distributes syndicated programming internationally. In addition, the Company produces and distributes the original television series THE DIVISION for the basic cable program service Lifetime.

        The recognition of revenues for license fees for completed television programming in syndication and on basic cable is similar to that of feature films exhibited on television with license fees recorded as revenue in the year that programming is available for exhibition which, among other reasons, may cause substantial fluctuation in the Television segment's operating results. At December 31, 2003, the unrecognized revenues attributable to such television program license agreements were approximately $634.9 million, compared to approximately $668.3 million at December 31, 2002, including intercompany revenues of $345.2 million and $366.8 million, respectively.

    Radio    (8%, 9% and 9% of the Company's consolidated revenues in 2003, 2002 and 2001, respectively)

        The Company's radio broadcasting business operates through INFINITY RADIO, which owns and operates 185 radio stations serving 41 markets. It is one of the largest operators of radio stations in the U.S. Approximately 91% of the Company's radio stations are located in the 50 largest U.S. radio markets. The Company's growth strategy generally is to operate and acquire radio stations in the largest markets and take advantage of the Company's unique ability to sell across multiple markets and formats. The Company believes that it is favorably impacted by offering both radio and outdoor advertising properties in large markets. Radio's focus on large markets makes its stations more appealing to advertisers, enables it to attract more highly skilled management, employees and on-air talent, and permits it to more efficiently manage its business and generate higher levels of cash flow than would be the case if it managed a larger number of stations which included stations in smaller markets. The Radio Stations and Outdoor Advertising Displays table below includes information with regard to the Company's radio stations in the top 25 U.S. radio markets.

        Radio seeks to maintain substantial diversity among its radio stations. The geographically wide-ranging stations serve diverse target demographics through a broad range of programming formats, such as rock, oldies, news/talk, adult contemporary, sports/talk and country, and INFINITY RADIO has established leading franchises in news, sports, and personality programming. The overall mix of each radio station's programming is designed to fit the station's specific format and serve its local community. This diversity provides advertisers with the convenience to select stations to reach a targeted demographic group or to select groups of stations to reach broad groups of consumers within and across markets. This diversity also reduces Radio's dependence on any single station, local economy, format or advertiser. Radio's general programming strategies include employing popular on-air talent, syndicating shows of some of these talent nationally and acquiring the rights to broadcast sports franchises and news content for its radio stations. These strategies, in addition to developing loyal audiences for its radio stations, create the opportunity to obtain additional revenues from syndicating such programming elements to other radio stations.

        The substantial majority of Radio's advertising revenues are generated from the sale of local, regional and national advertising. The major categories of radio advertisers include: automotive, retail, healthcare, telecommunications, fast food, beverage, movies, entertainment and services. INFINITY RADIO is able to use the reach, diversity and branding of its 185 radio stations to create unique corporate-wide marketing and promotional initiatives for major national advertisers for products and services such as consumer electronics, home building supplies, Internet services, the movie and music industries and financial services. The success and reputation of INFINITY RADIO and its stations allow the Company to attract the participation of major artists in these national campaigns. Revenue fluctuations are common in the radio industry and are primarily the result of fluctuations in advertising expenditures by retailers.

        The Company also owns the CBS RADIO NETWORK, which is managed by Westwood One, Inc. As of March 1, 2004, Infinity owns approximately 16% of the common stock of Westwood One, Inc., which it manages pursuant to a management agreement. Westwood One is a leading producer and distributor of syndicated and network radio programming in the U.S. and distributes syndicated and network radio programming, including traffic and weather information, to many of the Company's radio stations as well as to the Company's competitors. Westwood One does not own or operate radio stations.

Radio Stations and Outdoor Advertising Displays

        The following table sets forth information with regard to the Company's radio stations and outdoor advertising displays as of March 1, 2004 in the top 25 U.S. radio markets:

	2003 Market Rank By Metro Area Population(1)	Radio			Outdoor
Market
		Stations	AM/FM	Format	Display Type
New York, NY	1	WCBS-FM WCBS WFAN WINS WNEW WXRK	FM AM AM AM FM FM	Oldies News Sports News Adult Contemporary Alternative Rock	Bus, Bus Shelters, Rail, Billboards, Walls, Trestles, "Spectacular Signage," Bulletins, Posters, Mall Posters
Los Angeles, CA	2	KCBS-FM KFWB KLSX KNX KROQ KRTH KTWV	FM AM FM AM FM FM FM	Classic Rock News FM Talk News Alternative Rock Oldies Smooth Jazz	Bus, Bus Shelters, Kiosks, Bulletins, Walls, Posters, Mall Posters
Chicago, IL	3	WBBM-FM WBBM WCKG WJMK WSCR WUSN WXRT	FM AM FM FM AM FM FM	Rhythmic Contemporary Hit Radio News FM Talk Oldies Sports Country Adult Album Alternative	Bus, Bus Shelters, Rail, Bulletins, Posters, Mall Posters, Walls
San Francisco, CA	4	KCBS KFRC-FM KFRC KITS KLLC KYCY KBAY	AM FM AM FM FM AM FM	News Oldies Oldies Alternative Rock Modern Adult Contemporary Talk Adult Contemporary	Bus, Bus Shelters, Rail, Cable Cars, Bulletins, Walls, Posters, Mall Posters
Dallas-Fort Worth, TX	5	KLUV KOAI KRBV KRLD KVIL KLLI	FM FM FM AM FM FM	Oldies Smooth Jazz Contemporary Hit Radio News/Talk Adult Contemporary FM Talk	Bus, Walls, Bulletins, Mall Posters
Philadelphia, PA	6	KYW WIP WOGL WPHT WYSP	AM AM FM AM FM	News Sports Oldies Talk Active Rock	Bus, Bus Shelters, Rail, Bulletins, Mall Posters
Houston, TX	7	KHJZ-FM KIKK KILT-FM KILT	FM AM FM AM	Smooth Jazz Business Country Sports	Bulletins, Mall Posters
Washington, D.C.	8	WARW WHFS WJFK-FM WPGC-FM	FM FM FM FM	Classic Rock Alternative Rock FM Talk Rhythmic Contemporary Hit Radio	Bus, Rail, Mall Posters, Walls
Boston, MA	9	WBCN WBMX WBZ WODS WZLX WPGC	FM FM AM FM FM AM	Alternative Rock Hot Adult Contemporary News Oldies Classic Rock Gospel	Bus, Rail, Mall Posters

	2003 Market Rank By Metro Area Population(1)	Radio			Outdoor
Market
		Stations	AM/FM	Format	Display Type
Detroit, MI	10	WKRK WOMC WVMV WWJ WXYT WYCD	FM FM FM AM AM FM	FM Talk Oldies Smooth Jazz News Sports Country	Bus, Bulletins, Posters, Mall Posters
Atlanta, GA	11	WAOK WVEE WZGC	AM FM FM	Black News/Talk Urban Contemporary Classic Rock	Bus, Bus Shelters, Rail, Bulletins, Posters, Mall Posters
Miami-Ft. Lauderdale, FL	12	—	—	—	Bulletins, Mall Posters, Kiosks
Puerto Rico	13	—	—	—	Bulletins, Posters
Seattle-Tacoma, WA	14	KBKS-FM KMPS KYCW KRQI-FM KZOK	FM FM AM FM FM	Contemporary Hit Radio Country Classic Country Classic Alternative Classic Rock	Bus, Bulletins, Mall Posters
Phoenix, AZ	15	KOOL KZON KMLE	FM FM FM	Oldies Alternative Rock Country	Bus Shelters, Bulletins, Posters, Mall Posters, Benches, Walls
Minneapolis, MN	16	WCCO WLTE WXPT KSNB	AM FM FM AM	News/Talk/Sports Adult Contemporary Hot Adult Contemporary Sports/Business	Bus, Bulletins, Mall Posters
San Diego, CA	17	KPLN KYXY	FM FM	Classic Rock Adult Contemporary	Bus, Bus Shelters, Bulletins, Posters, Mall Posters
Nassau-Suffolk, NY(2)	18	—	—	—	Bus, Bulletins
Baltimore, MD	19	WBGR WBMD WJFK WLIF WQSR WWMX WXYV	AM AM AM FM FM FM FM	Gospel Religious Sports Soft Adult Contemporary Oldies Hot Adult Contemporary FM Talk	Mall Posters, Bus Shelters
St. Louis, MO	20	KEZK KMOX KYKY	FM AM FM	Adult Contemporary News/Talk Hot Adult Contemporary	Bulletins, Posters, Mall Posters
Tampa-St. Petersburg, FL	21	WLLD WQYK-FM WQYK WYUU WRBQ WSJT	FM FM AM FM FM FM	Rhythmic Contemporary Hit Radio Country Sports Country Oldies Smooth Jazz	Bulletins, Mall Posters
Denver, CO	22	KDJM KIMN KXKL	FM FM FM	Rhythmic Adult Contemporary Hot Adult Contemporary Oldies	Bus Shelters, Benches, Bulletins, Posters, Mall Posters
Pittsburgh, PA	23	KDKA WBZZ WDSY WZPT	AM FM FM FM	News/Talk Contemporary Hit Radio Country Hot Adult Contemporary	Bulletins, Mall Posters

	2003 Market Rank By Metro Area Population(1)	Radio			Outdoor
Market
		Stations	AM/FM	Format	Display Type
Portland, OR	24	KVMX KINK KLTH KUFO-FM KUPL-FM KUPL	FM FM FM FM FM AM	80's Hits Adult Album Alternative Adult Contemporary Rock Country Classic Country	Bulletins, Mall Posters, Walls, Posters
Cleveland, OH	25	WNCX WDOK WQAL WXTM	FM FM FM FM	Classic Rock Soft Adult Contemporary Hot Adult Contemporary Alternative Rock	Bus, Bulletins, Mall Posters, Rail

(1)
Market Rank based on Fall 2003 Radio Market Survey Schedule and Population Rankings as provided by Arbitron Inc.
(2)
Sub-market of New York City. RADIO's New York City radio stations serve Nassau-Suffolk.

    Outdoor (7%, 7% and 7% of the Company's consolidated revenue in 2003, 2002 and 2001, respectively)

        The Company sells, through VIACOM OUTDOOR, advertising space on various media, including billboards, transit shelters, buses, rail systems (in-car, station platform and terminal), mall kiosks and stadium signage. It has outdoor advertising operations in more than 90 markets in North America, including all 50 of the largest metropolitan markets in the U.S., 14 of the 15 largest metropolitan markets in Canada and all of the 45 largest metropolitan markets in Mexico. Additionally, VIACOM OUTDOOR has the exclusive rights to manage advertising space within the London Underground and on more than 90% of the buses in London and the United Kingdom, has the exclusive rights to public transit advertising in the Republic of Ireland and parts of Northern Ireland, and has a variety of outdoor advertising displays in the Netherlands, France, Italy, Spain, Finland and Puerto Rico. Outdoor offers a diverse portfolio of media opportunities in its markets, affording the Company the opportunity to develop a targeted outdoor advertising program for multinational, national, regional and local advertisers. The Radio Stations and Outdoor Advertising Displays table above includes information with regard to the Company's outdoor advertising properties in the top 25 U.S. radio markets.

        The substantial majority of VIACOM OUTDOOR's revenues are generated from the sale of local, regional and national advertising. Advertising rates are based on supply and demand for the particular locations, which are influenced by a particular display's exposure, or number of "impressions" delivered in relation to the demographics of the particular market and its location within that market. Nielsen Media Research and Arbitron Inc. are testing the market for measuring these impressions. The Company cannot predict the impact, if any, on the Outdoor business should measuring impressions become widespread. The outdoor advertising business is characterized as out-of-home because virtually all viewing of outdoor advertising takes place in automobiles, transit systems, on the street and other locations outside the consumer's home. The major categories of out-of-home advertisers include: automotive, retail, healthcare, telecommunications, fast food, beverage, media, entertainment and services. Revenue fluctuations are common in the out-of-home media industry and are primarily the result of fluctuations in advertising expenditures by retailers and the entertainment industry.

        VIACOM OUTDOOR generally operates in the billboard, transit and street furniture advertising markets. Billboards consist of various sized panels or faces on which advertising copy is displayed. VIACOM OUTDOOR primarily operates two types of billboard advertising displays, commonly referred to as "bulletins" and "posters." Bulletin space is generally sold as individually selected displays for the duration of the advertising contract, but may also be sold as part of a rotary plan, where advertising copy is periodically rotated from one location to another within a particular market. Poster space is typically sold in packages called showings, which comprise a given number of displays in a market area. Bulletin space and poster space are generally sold for periods ranging from 30 days to 12 months. Billboards are generally mounted on structures owned or leased by VIACOM OUTDOOR. Lease agreements are negotiated with both public and private landowners for varying terms ranging from month-to-month to year-to-year and can be for terms of 10 years or longer, and many provide for renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord.

        Transit advertising includes advertising on or in transit systems, including the interiors and exteriors of buses, trains, trams and advertising at rail stations. Transit advertising contracts are negotiated with public transit authorities and private transit operators and generally provide for payment to the transit authority of a percentage of the revenues, a fixed payment, or the greater of a percentage of the revenues or a fixed payment. In some cases, the minimum amount required to be paid to a transit authority exceeds, or is a high percentage of, the advertising revenues received by Outdoor under that advertising contract.

        Street furniture displays, the most common of which are bus shelters, reach both vehicular and pedestrian audiences. Bus shelters are usually constructed, installed and maintained by VIACOM OUTDOOR. Most of Outdoor's bus shelter contracts include revenue-sharing arrangements with a municipality or transit authority and often include minimum required payments. Street furniture contracts usually involve a competitive bidding process and contracts typically are for a term of between 10 to 20 years. Contracts are awarded on the basis of projected revenues to the municipality, including minimum payments, and VIACOM OUTDOOR's willingness to construct public facilities, such as bus shelters, public toilets and information kiosks. In both its transit and street furniture negotiations, Outdoor seeks to reduce minimum payment obligations on new agreements and on renewal of existing agreements. This position may make it more difficult to enter into new agreements or to renew certain existing agreements.

        VIACOM OUTDOOR's business strategy involves expanding its presence in major selected markets to compete with all advertising media, including radio, television, newspaper, direct mail, cable, yellow pages and the Internet. Outdoor seeks to grow its revenues and cash flow by being a leading provider of outdoor advertising services in the markets it serves, controlling costs and developing and entering into new markets. In addition to acquiring outdoor advertising assets in new markets, the Company purchases outdoor advertising assets within its existing markets or in contiguous markets. During 2003, VIACOM OUTDOOR acquired new properties and entered into new markets and ventures, including the acquisition of an outdoor advertising company operating in Puerto Rico and two new ventures with another large outdoor company involving street furniture franchises with the cities of Los Angeles, California and Vancouver, British Columbia. The Company believes that there will be continuing opportunities for implementing its acquisition and development strategies given the outdoor advertising industry's fragmentation. This is particularly true in the international markets, where VIACOM OUTDOOR's presence offers opportunities to increase profitability both from existing operations and from future acquisitions.

    Entertainment    (15%, 15% and 16% of the Company's consolidated revenues in 2003, 2002 and 2001, respectively)

        The Entertainment segment's principal businesses are PARAMOUNT PICTURES, which produces and distributes theatrical motion pictures; SIMON & SCHUSTER, which publishes and distributes consumer books; PARAMOUNT PARKS, which is principally engaged in the ownership and operation of five regional theme parks and a themed attraction in the U.S. and Canada; FAMOUS PLAYERS™, which operates movie theaters in Canada; and FAMOUS MUSIC®.

        Theatrical Motion Pictures.    Through PARAMOUNT PICTURES, the Company produces, finances and distributes feature motion pictures. Each picture is a separate and distinct product with its financial success dependent upon many factors, among which cost and public response are of fundamental importance. In general, motion pictures produced or acquired for distribution by PARAMOUNT PICTURES are exhibited in U.S. and foreign theaters followed by DVDs and videocassettes, pay-per-view television, premium subscription television, network television and basic cable and syndicated television exploitation. During 2003, PARAMOUNT PICTURES produced, co-produced or acquired, and theatrically released, 14 feature motion pictures in the U.S., including HOW TO LOSE A GUY IN TEN

DAYS, THE ITALIAN JOB and SCHOOL OF ROCK; RUGRATS GO WILD!, produced by Nickelodeon Movies; and THE FIGHTING TEMPTATIONS and TUPAC: RESURRECTION, which were produced by MTV Films. PARAMOUNT PICTURES currently plans to release approximately 17 films in 2004 (which release plans may change due to a variety of factors), including THE STEPFORD WIVES, THE MANCHURIAN CANDIDATE and LEMONY SNICKET'S A SERIES OF UNFORTUNATE EVENTS, produced by Nickelodeon Movies.

        PARAMOUNT CLASSICS®, a division of PARAMOUNT PICTURES, released seven films in 2003 including BETTER LUCK TOMORROW, which was an MTV Films presentation, MAN ON A TRAIN and NORTHFORK. PARAMOUNT CLASSICS was established to handle the distribution of specialized film product. PARAMOUNT CLASSICS currently plans to release approximately eight titles in 2004 (which release plans may change due to a variety of factors).

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

        PARAMOUNT PICTURES generally distributes its motion pictures for theatrical release outside the U.S. and Canada through United International Pictures ("UIP"), a company owned by the Company and an affiliate of Universal Studios, Inc. ("Universal"). Pursuant to an agreement, UIP will continue to distribute each studio's films through 2006. PARAMOUNT PICTURES distributes its motion pictures on DVDs and videocassettes in the U.S. and Canada through PARAMOUNT HOME ENTERTAINMENT™ and outside the U.S. and Canada, generally through PARAMOUNT HOME ENTERTAINMENT INTERNATIONAL. PARAMOUNT PICTURES' feature films initially theatrically released in the U.S. on or after January 1, 1998 are exhibited exclusively (to U.S. premium subscription television) on SHOWTIME and THE MOVIE CHANNEL. PARAMOUNT PICTURES also distributes its motion pictures for premium subscription, free and basic cable television release outside the U.S. and licenses its motion pictures to residential and hotel/motel pay-per-view, airlines, schools and universities.

        License fees for exhibition on broadcast and/or basic cable television are generally collected in installments. License fees for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the year that licensed films are available for such exhibition, which, among other reasons, may cause substantial fluctuation in PARAMOUNT PICTURES' operating results. At December 31, 2003 and December 31, 2002, the unrecognized revenues attributable to such licensing of completed films from PARAMOUNT PICTURES' license agreements were approximately $1.2 billion and $1.3 billion, respectively, including intercompany revenues of $281.1 million and $303.7 million, respectively. At December 31, 2003, PARAMOUNT PICTURES had approximately 1,100 motion pictures in its library. The Company also has a library of additional motion picture titles, most of which comprise the SPELLING ENTERTAINMENT™ library.

        Publishing.    SIMON & SCHUSTER publishes and distributes adult and children's consumer books in the U.S. and internationally. SIMON & SCHUSTER's major adult imprints include SIMON & SCHUSTER, POCKET BOOKS and SCRIBNER. SIMON & SCHUSTER's major children's imprints include SIMON SPOTLIGHT, ALADDIN PAPERBACKS and SIMON & SCHUSTER BOOKS FOR YOUNG READERS. SIMON & SCHUSTER also develops special imprints and publishes titles based on MTVN, PARAMOUNT PICTURES and SHOWTIME products as well as that of third parties and distributes products for other publishers. SIMON & SCHUSTER distributes its products directly and through third parties. SIMON & SCHUSTER also delivers content and promotes its products on Internet sites operated by various imprints or linked to individual titles.

        In 2003, SIMON & SCHUSTER published 102 titles that were New York Times bestsellers, including 13 New York Times number one bestsellers. Best-selling titles released by its Adult Publishing Group in 2003 include "THE ULTIMATE WEIGHT SOLUTION" by Dr. Phil McGraw, "LIVING HISTORY" by Hillary Rodham Clinton and "THE DARK TOWER V: WOLVES OF THE CALLA" by Stephen King.

Best-selling titles published by the Children's Publishing Division include Robert Sabuda's pop-up adaptation of "ALICE'S ADVENTURES IN WONDERLAND," "GOODNIGHT SWEET BUTTERFLIES" by Dawn Bentley, "OLIVIA AND THE MISSING TOY" by Ian Falconer, and several series featuring characters from popular NICKELODEON programs. SIMON & SCHUSTER ONLINE™, through SimonSays.com, publishes original content, builds reader communities and promotes and sells SIMON & SCHUSTER's books over the Internet.

        International publishing includes the international distribution of English-language titles through SIMON & SCHUSTER UK™, SIMON & SCHUSTER CANADA and SIMON & SCHUSTER AUSTRALIA™ and other distributors, as well as the publication of local titles by SIMON & SCHUSTER UK and SIMON & SCHUSTER AUSTRALIA.

        The consumer publishing marketplace is subject to increased periods of demand in the summer months and during the end-of-year holiday season. Major new title releases represent a significant portion of SIMON & SCHUSTER's sales throughout the year. SIMON & SCHUSTER's top 10 accounts drive a significant portion of its annual revenue. Consumer books are generally sold on a fully returnable basis, resulting in the return of unsold books. In the domestic and international markets, the Company is subject to global trends and local economic conditions.

        Parks.    PARAMOUNT PARKS owns and operates five regional theme parks and a themed attraction in the U.S. and Canada: Paramount's CAROWINDS®, in Charlotte, North Carolina, PARAMOUNT'S GREAT AMERICA™, in Santa Clara, California, Paramount's KINGS DOMINION™, located near Richmond, Virginia, Paramount's KINGS ISLAND™, located near Cincinnati, Ohio, Paramount CANADA'S WONDERLAND®, located near Toronto, Ontario, and the themed attraction, STAR TREK: THE EXPERIENCE®, at the Las Vegas Hilton, a futuristic, interactive environment based on the popular television and movie series. Each of the theme parks features attractions, products and live shows based on various intellectual properties of the Company. In addition, PARAMOUNT PARKS manages and operates Terra Mítica, a theme park located in the province of Valencia in Benidorm, Spain, and Bonfante Gardens, a family-oriented garden theme park in Gilroy, California.

        A substantial amount of PARAMOUNT PARKS' income is generated during its seasonal operating period. Factors such as local economic conditions, competitors and their actions, and weather conditions during the operating season may impact the business' performance.

        Theatrical Exhibition.    The Company's movie theater operations include FAMOUS PLAYERS in Canada. At December 31, 2003, FAMOUS PLAYERS operated approximately 798 screens in 83 theaters across Canada. UNITED CINEMAS INTERNATIONAL, a 50%-owned joint venture of entities affiliated with the Company and Universal, operated as of December 31, 2003 approximately 1,137 screens in 119 theaters in the U.K., Ireland, Germany, Austria, Spain, Japan, Italy, Poland, Portugal, Argentina, Brazil and Taiwan. The Company also owns a 50% interest in two entities which operate approximately 123 screens in 21 theaters under the name MANN THEATRES, the substantial majority of which are located in California.

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

    Video    (22%, 23% and 22% of the Company's consolidated revenues in 2003, 2002 and 2001, respectively)

        The Company operates in the retail home video business, which includes both the rental and sale of movies on DVD and VHS as well as the rental and sale of video games, through its approximately 81.5% equity interest in Blockbuster Inc. As of December 31, 2003, BLOCKBUSTER operated 7,105 stores and its franchisees operated 1,762 stores in the United States, its territories and 27 other countries. BLOCKBUSTER stores operate primarily under the highly recognized BLOCKBUSTER brand name. BLOCKBUSTER also operates a Web site, www.blockbuster.com. During 2003, BLOCKBUSTER'S primary focus for its Web site continued to be to support its stores and drive store revenues through promotional offers. During 2004, however, BLOCKBUSTER plans to launch an online rental subscription service to complement its store-based subscription programs.

        During 2003, BLOCKBUSTER focused on growing its retail business, improving profitability and implementing initiatives that it believed would be beneficial to BLOCKBUSTER's future business. During 2003, the home video rental market slowed as a result of various factors, including increased competition from retail DVD sales and other home video distribution channels. However, retail demand for DVDs and games continued to increase and BLOCKBUSTER capitalized on the consumer traffic generated by its rental business, as well as its expansive store base, to further enhance its position in the retail market and increase revenues.

        BLOCKBUSTER's strategy to continue to enhance its position in the retail market and improve profitability for rental and retail resulted in record revenues and gross margin for BLOCKBUSTER of 59.6% in 2003 from 57.6% in 2002. This approach, however, had some negative impact on BLOCKBUSTER's same-store-revenues during 2003 due to reductions in advertising and rental product purchases. Overall, BLOCKBUSTER's worldwide same-store revenues decreased 2.2% as a result of decreased worldwide same-store rental revenues, which was partially offset by a 3.7% increase in worldwide same-store merchandise sales.

        A competitive advantage that the U.S. retail home video industry, including BLOCKBUSTER, currently enjoys over most other movie distribution channels, except theatrical release, is the early timing of its "distribution window." Studios release their movies to different distribution channels at different points in time. The first distribution channel after theatrical release is home video (rental and retail) on DVD and VHS. This distribution window is typically exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, video-on-demand, premium television, basic cable and network and syndicated television. The length of this exclusive distribution window for home video retailers varies, but has typically ranged from about 45 to 60 days for domestic video retailers. Thereafter, movies are made sequentially available to television distribution channels. Although the distribution window is a significant advantage to the U.S. retail home video industry in general, its advantage to traditional home video retailers like BLOCKBUSTER has been diminished due to DVDs being offered at lower retail prices during the distribution window, which has resulted in significant competition from mass merchant retailers as movies are released for rental and sale at the same time.

        During 2003, BLOCKBUSTER purchased approximately half of its movie rental inventory for its U.S. company-operated stores directly from the studios on a title-by-title basis through purchase orders, with the remainder of the product being purchased through various "revenue-sharing" arrangements. Revenue-sharing arrangements for movie rental inventory require BLOCKBUSTER to share an agreed upon percentage of its rental revenues with a studio for a limited period of time. Revenue-sharing arrangements also generally provide for a low initial payment for product, with the remainder of revenue-sharing product payments becoming due as rental revenues are earned. In addition to the revenue-sharing component, each arrangement also provides for the method of disposition of the product at the conclusion of the rental period. Revenue-sharing arrangements for game rental software are generally negotiated on a title-by-title basis, but are otherwise similar to BLOCKBUSTER's movie arrangements.

        Currently, substantially all DVD titles are released at a price to the home video retailer that is low enough to allow for an affordable sales price by the retailer to the consumer from the beginning of the retail home video distribution window. This lower initial pricing is commonly referred to as "sell-through" pricing. As the home video market has shifted towards the sell-through priced DVD format, the significance to BLOCKBUSTER of revenue-sharing arrangements has declined, as the lower sell-through pricing for DVD product has enabled BLOCKBUSTER to acquire significant quantities of product with or without revenue-sharing. However, during 2003, BLOCKBUSTER increased its use of revenue-sharing arrangements for DVD product as an important part of its focus on increasing rental margins by allowing BLOCKBUSTER the flexibility to increase its copy depth, while providing the ability to maintain a favorable level of movie rental gross margin. Based on market conditions, however, the studios and BLOCKBUSTER may decide to reduce or discontinue use of revenue-sharing arrangements in the future.

        During 2004, initiatives at BLOCKBUSTER include the expansion of its rental subscription programs, continued development of its games store-in-store concepts and implementation of its movie and games trading model. To implement these initiatives, additional resources will need to be invested into the business during 2004. BLOCKBUSTER is expecting only moderate increases in total revenues for 2004 due to continued softness in the rental industry and that short-term profits will be negatively impacted by the incremental operating expense investments for its growth initiatives.

        In BLOCKBUSTER's international markets, slightly more than half of its rental inventory is purchased on a title-by-title basis through purchase orders directly from the studios or through sub-wholesalers appointed by the studios to distribute the studios' product in particular countries. The remainder of BLOCKBUSTER's international rental product is purchased under revenue-sharing arrangements similar to those discussed above. BLOCKBUSTER's purchasing arrangements vary by country depending on factors such as the availability of the rental window and revenue-sharing terms. Under the laws of some countries and trading blocs (e.g., the European Union), the right to rent a home video is obtained through a licensing arrangement or a "purchase-with-the-right-to-rent" arrangement, and studios may charge home video retailers more for VHS and DVD product purchased by such retailers for rental than product purchased just for retail sale. This is commonly referred to as "two-tiered pricing," and it affects BLOCKBUSTER's international business, especially in the U.K., Ireland, Italy and Spain.

        BLOCKBUSTER receives substantially all of its domestic movies and games at its distribution center located near Dallas, Texas and distributes them directly to its stores using a network of third-party delivery agents. BLOCKBUSTER's franchisees generally obtain their products directly from their suppliers, except for some accessories and supplies and movies for which BLOCKBUSTER has exclusive distribution rights, which domestic franchisees receive from BLOCKBUSTER's distribution center.

        There is a distinct seasonal pattern to BLOCKBUSTER's home video and video games business, with particularly weaker business in April and May, due in part to improved weather and Daylight Saving Time, and in September and October, due in part to the start of school and the introduction of new television programs. In contrast, the holiday season in November and December remains one of the strongest periods for the home video and video game business. However, this period could be negatively affected by consumers purchasing DVDs during the holiday season.

COMPETITION

        The Company competes with many different types of entities and media in various markets. Its business segments generally compete with similar businesses of other diversified international entertainment companies such as Time Warner, News Corporation, Sony Corporation, Clear Channel Communications, The Walt Disney Company and Vivendi Universal.

    Cable Networks

        MTV Networks.    MTVN competes for advertising revenue with other basic cable and broadcast television networks, radio, online and print media. For basic cable television networks such as the MTVN services, advertising revenues derived by each program service depend on the number of households subscribing to the service through local cable operators and other distributors, in addition to household and demographic viewership as determined by research companies such as Nielsen Media Research. MTVN services compete with other cable services and broadcast television for the acquisition of popular programming. MTVN's strategy is generally to differentiate its services to provide advertising buyers with an efficient way to reach viewers in particular demographic categories. For example, NICKELODEON generally provides advertisers with an efficient way to reach viewers 2 to 11 years old. Programming blocks for children are currently exhibited on a number of U.S. broadcast television networks, including, among others, "Fox Kids," "Kids' WB" and a Saturday morning block on ABC, all of which compete with NICKELODEON for advertising revenue. In addition to the foregoing, there are also a number of other U.S. cable television program services specifically providing children- oriented programming, including the Cartoon Network, the Disney Channel and the ABC Family Channel. In addition to the competition referred to above, NICKELODEON competes internationally with other television program services and blocks targeted at children for distribution by cable, DTH and other systems, and for distribution license fees and advertising revenue. In the U.S., NICKELODEON is a significant seller of advertising oriented toward this demographic.

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

        Certain major record companies operate music-based program services outside the U.S., including, but not limited to Channel V, which is wholly-owned and operated in Asia and Australia by Star TV, and Viva and Viva 2, German-language music channels distributed in Germany and owned in large part by four major record labels. These music-based program services, as well as general entertainment and other program services, compete with MTVN's program services for distribution by cable, DTH and other systems, and for distribution license fees and advertising revenues.

        BET: Black Entertainment Television.    BET properties generally face competition for advertising revenue from other African-American-targeted media, including other cable networks that target BET's African-American audience, African-American-oriented radio stations, magazines such as Ebony, Black Enterprise, Jet and Essence, and black-oriented television. In addition, the BET CABLE NETWORK, BET JAZZ, BET GOSPEL and BET HIP HOP compete with other cable programming services for available channel space and for subscriber fees from cable, DTH and other distributors. Consolidation among distributors has increased the intensity of this competition. The BET CABLE NETWORK and BET JAZZ also compete for advertising revenue with other national cable programming services, broadcast networks, local over-the-air television stations, broadcast radio and print media. In addition, BET EVENT PRODUCTIONS competes with other event production companies for events, venues, musical artists and sponsorship and advertising revenue. BET BOOKS competes with other publishers generally, and particularly with those publishers that target its specific audience.

        For 2003, according to the Nielsen Media Research report (December 31, 2002-December 28, 2003), the Company's basic cable networks had the following percentage shares in the total day basic cable networks category: approximately 37.4% (for viewers ages 2-24), 32.8% (for viewers ages 2-34), 28.9% (for viewers ages 12-34), and 20.9% (for viewers ages 18-49).

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

Home Box Office, Inc. is the dominant company in the U.S. premium subscription television category, offering two premium subscription television program services, HBO and Cinemax. SNI competes with Home Box Office, Inc. but has a significantly smaller share of the premium subscription television category. Starz Encore Group L.L.C. owns Starz!, another premium subscription television program service, which features recently released theatrical motion pictures and competes with SNI's and Home Box Office, Inc.'s premium program services.

        Companies that are vertically integrated (and accordingly, own both cable programming networks and multichannel video program distributors, such as Time Warner, Comcast Corporation and News Corporation, among others) may put the Company in a competitively disadvantaged position with respect to distributing the Company's cable networks, particularly regarding subscriber fees, channel placement or availability and marketing and promotional activities, which can have an adverse impact on revenues. These companies can use their distribution platforms to immediately establish market presence for their own programming. In addition, consolidation among distributors has increased the intensity of competition among program suppliers for carriage at favorable rates, terms and conditions.

    Television

        The television broadcast environment is highly competitive. The principal methods of competition in broadcast television are the development and acquisition of popular programming and the development of audience interest through programming and promotion, in order to sell advertising at profitable rates. Broadcast networks like CBS and UPN compete for audience, advertising revenues and programming with other broadcast networks such as ABC, FOX, NBC and WB, independent television stations, basic cable program services as well as other media, including DTH television services, videocassettes, DVDs, print and the Internet. In addition, the CBS and UPN television networks compete with the other broadcast networks to secure affiliations with independently owned television stations in markets across the country, which are necessary to ensure the effective distribution of network programming to a nationwide audience. According to Nielsen Media Research, for the broadcast television primetime daypart for the period September 22, 2003 to February 29, 2004, the CBS television network secured the #1 position for total viewers and for key adult viewers ages 25-54.

        Television stations compete for programming, audiences and advertising revenues with other stations in their respective coverage areas and, in some cases, with respect to programming, with other station groups, and, in the case of advertising revenues, with other local and national media. The owned and operated television stations' competitive position is largely influenced by (i) the strength of the CBS and UPN television networks and, in particular, with respect to those that are CBS affiliated television stations, the viewership of the CBS television network in the time period immediately prior to the late evening news; (ii) the quality of the syndicated programs and local news programs in time periods not programmed by the network; and (iii) in some cases, by the quality of the broadcast signal.

        Because an extended conversion to digital television broadcasting has begun, current and future technological developments may affect competition within the television marketplace. Television broadcasters will continue to operate their current analog stations while gradually building and operating digital facilities concurrently on separate channels. In the U.S., the transition period from analog to digital transmission is conditionally set to end in the year 2006, at which time, subject to the extensions that the FCC is permitted by statute to grant upon the request of any television station if certain levels of digital television penetration have not been met in that station's market, current rules would require broadcasters to return one of their two channels, allowing that spectrum to be recovered for other uses (see "Viacom Business Segments-Regulation-Broadcasting").

        As a producer and distributor of programming, the Company competes with studios, television production groups, and independent producers and syndicators such as Disney, NBC, Sony, Universal and Warner Bros. to sell programming both domestically and overseas.

    Radio

        The Company's radio stations compete for audience, advertising revenues and programming directly with other radio stations such as those licensed to and operated by ABC Radio, Cox Radio, Emmis Communications, Entercom, Radio One and Clear Channel Communications, as well as with other media, such as broadcast television, newspapers, magazines, cable television and DTH, the Internet and direct mail, within their respective markets. The growth of Internet radio could result in increased competition.

        The radio industry is also subject to competition from two satellite-delivered audio programming services, Sirius and XM Satellite Radio, each providing over 100 channels of pay digital audio services. While these services primarily rely on subscription revenues, advertising time is currently being sold by XM Satellite Radio on some of its channels and no regulation prohibits Sirius from adding advertising as well. XM and Sirius may also compete with the radio industry for programming.

        Some of the other media that compete with the Company's radio stations transmit digital signals which are of higher quality than the Company's radio stations' analog signals. Unlike broadcast television, the broadcast radio industry has just begun the process of converting from analog to digital transmissions. In 2002, the FCC authorized FM radio stations on a full-time basis and AM stations on a daytime only basis to broadcast digital signals using excess spectrum in the same channel used for analog transmissions. The Company has tested the digital technology authorized by the FCC and some of its radio stations were broadcasting both analog and digital signals at the end of 2003. The Company has an ownership interest in iBiquity Digital Corporation, which developed the digital technology that the FCC has authorized. It is too early to predict what effect the conversion to digital will have on the Company's radio business or on competition generally.

        Radio's aggregate spot advertising sales revenues for its radio stations for 2003 in each of the top five U.S. markets by metro area population were ranked either #1 or #2, according to the 2003 Market Total Spot Performance Summary of Miller, Kaplan, Arase & Co., LLP (for the New York, Los Angeles, Chicago, San Francisco and Dallas-Fort Worth markets).

    Outdoor

        The Company's outdoor advertising business competes for advertising space and revenue with other companies involved in outdoor advertising such as Lamar Advertising and Clear Channel Communications as well as other media, including broadcast and cable television, radio, print media, the Internet and direct mail marketers, within their respective markets. In addition, it competes with a wide variety of out-of-home media, including advertising in shopping centers, malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains and buses. Advertisers compare relative costs of available media and cost-per-thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, the outdoor advertising industry relies on its relative cost efficiency and its ability to reach a broad segment in a specific market or to target a particular geographic area or population with a particular demographic within that market. New technologies for outdoor advertising displays, such as animated billboards, continue to develop. The Company keeps apprised of new technologies and endeavors to remain competitive in this regard. If these new technologies prove desirable to VIACOM OUTDOOR's customers, the Company's costs could increase.

        The outdoor advertising industry is fragmented, consisting of several large companies involved in outdoor advertising and media with operations in multiple markets, as well as hundreds of smaller and local companies operating a limited number of structures in single or a few local markets. The Company believes that its strong emphasis in sales and customer service and its position as a leading provider of advertising services in each of its primary markets as well as its nationwide inventory enables it to compete effectively with the other outdoor advertising companies, as well as other media, within those markets.

    Entertainment

        Theatrical Motion Pictures.    The Company competes with other major studios such as Disney, Dreamworks, Fox, MGM, Sony, Universal and Warner Bros. and independent film producers in the production and distribution of motion pictures, DVDs and videocassettes. PARAMOUNT PICTURES' competitive position primarily depends on the quality of the product produced, its distribution and marketing success, and public response. The Company also competes to obtain creative talent and story properties which are essential to the success of all of the Company's entertainment businesses.

        Publishing.    The consumer publishing business is highly competitive and has been affected over the years by consolidation trends. Significant mergers have occurred among the leading consumer publishers. The book superstore remains a significant factor in the industry contributing to the general trend toward consolidation in the retail channel. There have also been a number of mergers completed in the distribution channel. The Company must compete with other larger publishers such as Random House, Penguin Group and Harper Collins for the rights to works by well-known authors and public personalities.

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

    Video

        BLOCKBUSTER operates in a highly competitive environment. The Company believes that BLOCKBUSTER's most significant competition comes from (i) video stores and other retailers that rent, sell or trade movies and games, (ii) providers of direct delivery home viewing entertainment, and (iii) piracy.

        Video stores and other retailers that rent, sell or trade movies and games include, among others, (i) local, regional and national video and games stores; (ii) mass merchant retailers such as Wal-Mart, Best-Buy and Target; (iii) toy and entertainment retailers; (iv) supermarkets, pharmacies and convenience stores; (v) Internet sites, including online movie rental services, such as Netflix; and (vi) illegal competitors such as piracy through Internet sites, stores renting or selling pirated product or flea markets. The Company believes that the principal factors that BLOCKBUSTER faces in competing with video stores and other retailers are (a) pricing; (b) convenience and visibility of store locations; (c) quality, quantity and variety of titles in the desired format; (d) alternative product distribution channels; and (e) customer service.

        With the development of new technologies, a competitive risk to BLOCKBUSTER's video store business comes from direct broadcast satellite, digital cable television and high-speed Internet delivery. Direct broadcast satellite, digital cable and "traditional" cable providers not only offer numerous channels of conventional television, but they also offer pay-per-view movies which permit a subscriber to pay a fee to see a selected movie, and other specialized movie services. Because of the increased availability of channels, direct broadcast satellite and digital cable providers have been able to enhance their pay-per-view business by (i) substantially increasing the number and variety of movies they can offer their subscribers on a pay-per-view basis; and (ii) providing more frequent and convenient start times for the most popular movies. Pay-per-view allows the consumer to avoid trips to the video store for rentals and returns of movies, which also eliminates the chance they will incur additional costs for keeping a movie beyond its initial rental term. However, pay-per-view also does not allow the consumer to start, stop and rewind the movie or fully control start times. As a result, most digital cable providers and a limited number of Internet content providers have begun implementing technology referred to as "video-on-demand," which technology transmits movies on demand with interactive capabilities such as start, stop and rewind. In addition, some cable providers are introducing subscription video-on-demand, which allows consumers to pay a flat fee per month for access to a selection of content with fast forward, stop and rewind capabilities.

        BLOCKBUSTER also competes against the illegal duplication and sale of movies and video games. Piracy has had a lesser effect on the video game industry in the U.S., but has hindered the development of the games market in many international markets, particularly in Latin America and Asia. The primary types of piracy affecting the movie industry are theatrical first-run film copies, commercial disc replication and illegal online downloads. Competition from piracy has increased in recent years due to developments in technology, including digital copying and file compression, and the growing penetration of high-bandwidth Internet connections and ease of networking.

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

Intellectual Property

        Laws affecting intellectual property are of significant importance to the Company.

        Copyright Law and Content.    A revised copyright treaty, ratified by 45 nations, effective March 2002 ("Copyright Treaty"), and the U.S., implementing legislation for the Copyright Treaty, known as the Digital Millennium Copyright Act ("DMCA"), afford important copyright protections for new technologies, including for the digital transmission of content. The DMCA also amends the U.S. Copyright Act (the "Copyright Act") by creating a new statutory license concerning certain rights related to digital transmissions of sound recordings. The statute provides that new statutory rates for each license will be set either through voluntary negotiations between the interested parties or through Copyright Arbitration Royalty Panels.

          Copyright Term Extension.    In October 1998, Congress passed legislation extending the copyright term an additional 20 years. The extended term is life of the author plus 70 years for authored works and 95 years for works-made-for-hire. This extension puts the U.S. copyright term on par with the European Community. Term extension should have a beneficial effect for the Company over time, including with respect to important publishing properties which otherwise would have passed into the public domain in the next several years. In January 2003, the U.S Supreme Court upheld the constitutionality of Congress' action in extending the term.

          Broadcast Flag.    In November 2003, the FCC ordered that devices with television tuners must be able to recognize a Broadcast Flag, effective July 1, 2005. The FCC took this action to prevent the unauthorized redistribution on the Internet of programming digitally broadcast by free-over-the-air broadcasters and to prevent the migration of high value programming from free broadcast to subscription delivery systems. If the Broadcast Flag is recognized, programs cannot, without authorization, be uploaded to the Internet or other digital networks for redistribution. In the absence of government action, program owners would likely be reluctant to license valuable content for broadcast because it could be subject to wholesale redistribution over the Internet, thereby diminishing the value of such content. Content distributed over cable and DTH systems is already protected by those services' conditional access systems.

        First Sale Doctrine.    The copyright "First Sale" doctrine provides that in the U.S. and many other countries the owner of a legitimate copy of a copyrighted work may use or dispose of it in such manner as the owner sees fit, including by renting it. In the case of sound recordings or computer software (other than software made for a limited purpose computer, such as a video game platform), however, the Copyright Act vests a rental right (i.e., the right to control the rental of the copy) in the copyright holder. The creation of a rental right vested in the copyright holder) for audiovisual works or for computer software made for limited purpose computers would have an adverse impact in the U.S. on the Company's home video and game rental business. In August 2001, the U.S. Copyright Office released its study on the First Sale doctrine in the digital age and determined that no changes were warranted. In many countries, the copyright owner retains the rental rights to a copyrighted work. In these countries, the right to rent home video works is obtained through a licensing arrangement or a purchase with the right to rent arrangement.

        Domain Name Protections.    In 1999, Congress enacted legislation to address the practice of domain name piracy. The legislation is designed to limit the practice of registering a third party's Internet address of an established trademark with the hopes of selling the Internet address to the third party. This legislation, together with the Uniform Domain Name Dispute Resolution Policy, an online arbitration procedure which provides additional safeguards against such registrations, is particularly important since additional top level domains are continuing to be introduced, which may increase the number of domain name registrations.

    Cable Networks

        Online Music Royalties.    MTVN, on behalf of its Web sites, and BET Interactive, LLC, on behalf of BET.com, currently obtain much of their Web site content from record labels, music publishers and artists. MTVN and BET Interactive also obtain certain rights to some of their Web site content, such as performance rights of song composers and non-interactive rights to digital transmission of recordings, pursuant to statutory compulsory licenses. The royalties payable for such licenses are established periodically by Copyright Arbitration Royalty Panels.

        Multicasting.    In the digital must-carry proceeding now pending before the FCC, broadcasters are seeking a new rule that would require cable operators to carry all of the multiple program streams that they offer to the public free and over the air. It is technically possible today for a broadcaster to transmit a high definition stream and as many as two other lower-quality standard definition streams or up to a total of six standard definition streams. Each stream could represent a separate program service that conceivably would compete against the Company's channels without any negotiation for carriage with cable operators.

        A la Carte/Family Tier.    The debate about indecency on broadcast television and radio has led some policymakers to argue that cable operators should either volunteer or be mandated to offer subscribers cable networks on an a la carte basis. A la carte service would mean that subscribers pay for only those channels they choose to receive. Unbundling packages of program services may lead to reduced viewership, affecting a network's ability to attract the same level of advertising dollars. In addition, the decline in subscribers could lead to a loss in cable operators' local advertising revenue.

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

        Under the Communications Act, the FCC also regulates certain aspects of the operation of cable and DTH systems and other electronic media that compete with broadcast stations.

        Indecency Regulation.    The FCC's rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters risk violating the prohibition on the broadcast of indecent material because of the vagueness of the FCC's definition of indecent material, coupled with the spontaneity of live programming. The FCC has initiated an investigation of the broadcast of the SUPER BOWL half-time show by the Company's CBS broadcast television station affiliates and the CBS TELEVISION NETWORK, and two Congressional committees have recently conducted hearings relating to indecency. Legislation has also been introduced in Congress that would increase the penalties for broadcasting indecent programming, and depending on the number of violations engaged in, would potentially subject broadcasters to license revocation, renewal or qualifications proceedings in the event that they broadcast indecent material. Even before the show's broadcast, however, the FCC had indicated that it was stepping up its enforcement activities as they apply to indecency, and had threatened to initiate license revocation proceedings against broadcast licensees for future "serious indecency violations." The FCC had also previously initiated enforcement proceedings in response to allegations that several of the Company's radio stations have broadcast indecent material. These proceedings are pending and could result in forfeitures being imposed by the FCC or hearings on the Company's qualifications to continue to hold licenses. In addition, the Chairman of the FCC, in a response to a recent Congressional inquiry letter, indicated that as part of the FCC's stepped up enforcement efforts, the agency "will give serious consideration to designating for hearing renewal applications of licensees with serious or repeated indecency violations." As a result of these developments, the Company has implemented measures to reduce the risk of broadcasting indecent material in violation of the FCC's rules. Modifications to the Company's programming to reduce the risk of indecency violations could have an adverse effect on the Company's competitive position.

        License Renewals.    Radio and television broadcast licenses are granted for a term of eight years. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity and there have been no serious violations by the licensee of either the Communications Act or the FCC's rules and regulations and there have been no other violations by the licensee of the Communications Act or the FCC's rules and regulations that, taken together, constitute a pattern of abuse. The pending investigation and enforcement actions against the Company's radio and television stations, as well as the FCC's more vigorous enforcement of its indecency rules against the broadcasting industry generally, may encourage third parties to oppose the Company's license renewal applications.

        License Assignments.    The Communications Act requires prior FCC approval for the assignment of a license or transfer of control of an FCC licensee. The pending indecency proceedings may encourage third parties to oppose the Company's applications to the FCC for consent to acquire broadcast stations.

        Ownership Regulation.    The Communications Act and FCC rules and regulations limit the ability of individuals and entities to have an official position or ownership interest, known as an "attributable" interest, above specific levels in broadcast stations as well as in other specified mass media entities. In seeking FCC approval for the acquisition of a broadcast radio or television station license, the acquiring person or entity must demonstrate that the acquisition complies with the FCC's ownership rules or that a waiver of the rules is in the public interest.

        On June 2, 2003, the FCC completed a comprehensive review of all of its broadcast ownership rules (the "Omnibus Ownership Review"), including the local radio ownership rule, the local television ownership rule, the television national audience reach limitation, the dual network rule, the newspaper-broadcast cross-ownership rule and the radio-television cross-ownership rule, and adopted revised rules. Under the new rules, the Company would be permitted to expand its television and radio station holdings in a number of markets. Several parties, however, appealed the FCC's decision, and on September 3, 2003, the United States Court of Appeals for the Third Circuit issued a stay of the effective date of the new rules and ordered that the existing ownership rules would remain in effect pending resolution of the appeals. Some parties to the appeal oppose the FCC's deregulatory actions. Other parties, including the Company, argue for further deregulation. Briefs for all parties have been submitted and the court heard oral arguments on February 11, 2004. A decision is pending.

        On January 22, 2004, Congress passed legislation establishing a national television audience reach limitation of 39%. This legislation supersedes the FCC's decision in the Omnibus Ownership Review to raise the limitation to 45%. Other legislation is pending in Congress which, if enacted, may have the effect of rolling back some or all of the other changes effectuated by the FCC in the Omnibus Ownership Review.

        The FCC's ownership rules, as currently in effect (the "old" rules), and the new rules, which are currently subject to the court's stay, are briefly summarized below.

          Local Radio Ownership.    Under both the old and the new local radio ownership rules, the maximum allowable number of radio stations that can be commonly owned in a market varies depending on the number of radio stations within that market, as determined using a method prescribed by the FCC. In the Omnibus Ownership Review, the FCC changed its method of defining local radio markets and counting the number of stations in a particular market, but not the numeric limits. Under both the old and the new rules, one company is permitted to own up to eight radio stations in the largest markets, no more than five of which may be either AM or FM. With a few exceptions, both the old and the new rules permit the common ownership of eight radio stations in the top 50 markets where Radio has significant holdings.

          As a result of the change in the method used for defining and counting the number of stations in a local radio market, the Company's radio portfolio will exceed the FCC's numeric limit in three markets if the new rule takes effect. While the new rule does not require the divestiture of any existing radio ownership combinations, it would preclude the Company's ability to transfer its radio portfolios in those three markets intact.

          Local Television Ownership.    The FCC's old local television ownership rule permits parties to own up to two television stations in the same market, referred to as a designated market area ("DMA"), so long as at least one of the two stations is not among the top four-ranked stations in the market based on audience share as of the date an application for approval of an acquisition is filed with the FCC, and at least eight independently owned and operating full-power television stations remain in the market following the acquisition. Further, without regard to numbers of remaining or independently owned TV stations, the old rule permits the ownership of two television stations within the same DMA so long as certain signal contours of the stations involved do not overlap. The new rule eliminates the exception for non-overlapping stations and the requirement for a minimum of eight independently owned and operated stations in a DMA. Under the new rule, one party may own up to three television stations in DMAs with 18 or more television stations and up to two television stations in DMAs with fewer than 18 television stations. The FCC, however, retained the prohibition of ownership of two top four-ranked stations, with limited exceptions.

          Television National Audience Reach Limitation.    On the national level, the old rule imposes a 35% national audience reach limitation for television ownership, under which one party may not have an "attributable" interest in television stations which reach more than 35% of all U.S. television households. For purposes of calculating the total number of television households in a particular television station's DMA, the FCC attributes UHF television stations with only 50% of the television households in their respective DMAs.

          The Company currently owns and operates television stations that have an aggregate television national audience reach for purposes of the national ownership limitation of approximately 39%, after taking the UHF discount into account. In the Omnibus Ownership Review, the FCC raised the television national audience reach limitation to 45%. The legislation adopted by Congress on January 22, 2004, however, establishes a television national audience reach limitation of 39%. The legislation replaces both the 35% limitation under the FCC's old rules and the 45% limitation under the new rules. The legislation gives companies that exceed the 39% limitation two years to come into compliance. The legislation does not require divestitures if the 39% limitation is exceeded due to population growth.

          Notwithstanding the legislation establishing the 39% television national audience reach limitation, litigation continues over the UHF 50% discount. In the Omnibus Ownership Review, the FCC stated that the 50% discount for UHF stations would be eliminated for stations owned by the top four broadcast television networks, which includes the CBS TELEVISION NETWORK, as the conversion to digital is completed on a market-by-market basis, which will occur no earlier than 2006 (for further discussion of the timing of the conversion to digital, see "Digital Television Service" below). The Company appealed the FCC's decision to phase out the UHF 50% discount. Other parties, however, appealed the FCC's decision to retain the UHF 50% discount. Congress enacted the new 39% limitation subsequent to the filing of briefs in the appeal. The Company, among others, takes the position that the legislation freezes the UHF 50% discount. In February 2004, the FCC asked for comments on whether the legislation limits the FCC's authority to modify or eliminate the UHF 50% discount. Without the UHF 50% discount, the Company's television stations reach approximately 45% of the national audience. With the discount, the stations' reach is approximately 39%. The Company expects that even if the FCC were to repeal or modify the UHF 50% discount, the FCC would not require it to divest any television stations owned and operated at the time of any modification to the rule, but this issue has not yet been addressed by the FCC, and the possibility exists that the Company may be required to divest television stations to comply with the 39% national audience reach limitation if the UHF 50% discount is modified or repealed.

          Radio-Television Cross-Ownership Rule.    The old radio-television cross-ownership rule limits the common ownership of radio and television stations in the same market. The numeric limit varies according to the number of independent media voices in the market.

          The Company owns combinations of radio and television stations in the Los Angeles, San Francisco and Baltimore markets in excess of the limit under the old rule. With respect to the Los Angeles and San Francisco markets, the Company has applications pending before the FCC that if granted would bring the Company into compliance with the old rule. The Company has asked the FCC to extend the deadline for divestiture in Baltimore.

          The FCC repealed the old radio-television cross-ownership rule in the Omnibus Ownership Review and replaced it, as well as the newspaper-broadcast cross-ownership rule (discussed below), with new cross-media limits (also discussed below). The Company's existing television-radio portfolio, including its radio-television combinations in Los Angeles, San Francisco and Baltimore, complies with the new cross-media limits.

          Newspaper-Broadcast Cross-Ownership Rule; New Cross-Media Limits.    The FCC's old newspaper-broadcast cross-ownership rule prohibits the common ownership of a daily newspaper and either a radio or television station in the same market. In the Omnibus Ownership Review, the FCC replaced the newspaper-broadcast cross-ownership rule with new cross-media limits. Under the new rule, there are no cross-ownership limits in DMAs with nine or more television stations. In DMAs with between four and eight television stations, radio and television cross-ownership is permitted without any limitation, so long as there is no common ownership of a daily newspaper. The new rule prohibits radio and television station cross-ownership only in markets with three or fewer television stations. The Company's radio and television portfolio complies with the new cross-media limits.

          Dual Network Rule.    The dual network rule prohibits any of the four major networks, ABC, CBS, FOX and NBC, from combining. The FCC made no change to this rule in the Omnibus Ownership Review.

          Attribution of Ownership.    Under the FCC's attribution rules, a direct or indirect purchaser of various types of securities of the Company could violate FCC regulations or policies if that purchaser owned or acquired an "attributable" interest in other media properties in a manner prohibited by the FCC. Under the FCC's rules, an "attributable" interest for purposes of the FCC's broadcast ownership rules generally includes: equity and debt interests which combined exceed 33% of a licensee's total assets, if the interest holder supplies more than 15% of the licensee's total weekly programming, or has an attributable same-market media interest, whether television, radio, cable or newspaper; a 5% or greater direct or indirect voting stock interest, including certain interests held in trust, unless the holder is a qualified passive investor in which case the threshold is a 20% or greater voting stock interest; any equity interest in a limited liability company or a partnership, including a limited partnership, unless properly "insulated" from management activities; and any position as an officer or director of a licensee or of its direct or indirect parent.

          The FCC made no changes to the attribution rules in the Omnibus Ownership Review as they relate to ownership interests in the Company. In a separate proceeding, however, the FCC is reviewing its single majority voting shareholder attribution exemption. In January 2001, the FCC eliminated this exemption, which previously had rendered as non-attributable voting interests up to 49% in a licensee controlled by a single majority voting shareholder. Minority interests acquired prior to December 14, 2000 were grandfathered. In December 2001, following a court decision which found the FCC's elimination of the single majority shareholder exemption to be arbitrary and capricious with respect to certain cable ownership rules, the FCC suspended enforcement of the elimination of the single majority shareholder exemption in the broadcast context pending the outcome of a rulemaking in which the FCC is reconsidering this matter.

          Alien Ownership.    The Communications Act limits the ability of foreign entities or individuals to own or hold interests in broadcast licenses. As applicable to the Company, non-U.S. citizens, collectively, may directly or indirectly own or vote up to 20% of the capital stock of a corporate licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such affirmative findings only in limited circumstances. The Company periodically surveys its public shareholders to ascertain compliance with this statute.

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

        The FCC required all commercial television stations to begin broadcasting a digital signal by May 1, 2002. With the exception of its UPN-affiliated stations in Pittsburgh, Oklahoma City and Providence, all of the Company's stations are transmitting digital broadcasts that comply with the FCC's requirements. These three UPN-affiliated stations are not broadcasting a digital signal because the FCC has yet to grant the Company authorization to construct the digital facilities for them.

        Since April 1, 2003, commercial digital stations have been required to simulcast at least 50% of the video programming broadcast by the associated analog station. This percentage increases annually until April 1, 2005, when digital stations must simulcast 100% of the associated analog station programming.

        The FCC's plan conditionally calls for the digital television transition period to end in the year 2006, at which time current rules would require television broadcasters to cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. As provided by statute, however, the FCC is required to extend the end of the transition at the request of individual broadcast licensees on a market-by-market basis if one or more of the four largest network stations or affiliates is not broadcasting in digital, digital-to-analog converter technology is not generally available, or 15% or more television households are not receiving a digital signal. The Company has incurred considerable costs in the conversion to digital television and is unable to predict the extent or timing of consumer demand for digital television services.

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

        The Satellite Home Viewer Improvement Act ("SHVIA") permits DTH carriers such as DirecTV and EchoStar to retransmit a local television station's signal into its local market without copyright liability, subject to the consent of the local broadcaster. It is expected that Congress will reauthorize SHVIA prior to its termination at the end of 2004. Until the end of 2004, the DTH carrier may retransmit distant network signals to certain households unserved by local network affiliates. Since January 1, 2002, DTH carriers have been required to carry the signals of all local television broadcast stations requesting carriage in local markets in which the DTH carrier carries at least one signal under the local-to-local compulsory license. Every three years, each station must elect "must carry" or "retransmission consent" status, in a manner similar to that described above with respect to cable systems. Almost all of the Company's owned and operated television stations are being transmitted into their local markets by the two major DTH carriers, either through retransmission consent agreements or mandatory carriage elections.

        The foregoing relates to cable and satellite carriage of analog television broadcast stations. Although a single programming stream transmitted by each digital television station will be required to be carried on both distribution platforms after the end of the digital television transition period, the FCC does not currently require either DTH or cable operators to carry both a station's analog and digital signals during the transition period or, after the conversion to digital, to carry more than a station's primary video programming channel. The Company has digital carriage agreements with a number of cable systems.

        Digital Radio.    For a number of years, the FCC has been developing rules that would permit existing AM and FM radio broadcast stations to broadcast digitally in order both to improve sound quality and to provide spectrum for enhanced data services to complement the existing programming service and provide new business opportunities for radio broadcasters. In 2002, the FCC authorized FM radio stations (on a full-time basis) and AM radio stations (on a daytime only basis) to broadcast digital signals using excess spectrum in the same channel used for analog transmissions. The FCC is still developing final rules for the conversion of radio stations to digital, has not authorized the use of the technology for nighttime AM radio operations and has not mandated use of the technology or established any timetable or conversion to digital generally.

    Outdoor

        The outdoor advertising industry is subject to extensive governmental regulation at the federal, state and local levels in the U.S. and to national, regional and local restrictions in foreign countries. These regulations can affect the operation of advertising displays and include restrictions on the construction, repair, upgrading, height, size and location of outdoor advertising structures and, in some instances, content of advertising copy being displayed on these structures. In addition, in recent years, outdoor advertising has become the subject of targeted state and municipal taxes. These laws may affect competitive conditions in various markets in various ways. For example, such laws may reduce the Company's expansion opportunities, or may reduce competitive pressure from others. No assurance can be given that existing or future laws or regulations will not materially and adversely affect the Outdoor business.

        Under U.S. law, principally the Highway Beautification Act of 1965 (the "HBA"), outdoor advertising is controlled on primary and interstate highways built with federal financial assistance. As a condition to federal highway assistance, the HBA requires states to restrict billboards on such highways to commercial and industrial areas, and imposes certain additional size, spacing and other requirements associated with the installation and operation of billboards. All states have passed laws and adopted regulations at least as restrictive as the federal requirements, including the obligation on the part of the billboard owner to remove, at the owner's expense and without compensation, any signs on such highways that do not comply with such requirements. Outdoor does not believe that the number of its billboards that may be subject to removal under these regulations is material. No state in which Outdoor operates has banned billboards, but some have adopted standards more restrictive than the federal requirements. Municipal and county governments generally also have sign controls as part of their zoning laws and building codes. Some local governments prohibit construction of new billboards and some allow new construction only to replace existing structures, although most allow construction of billboards subject to restrictions on zones, size, spacing, height and type of construction.

        U.S. law does not require removal of existing lawful billboards, but it does require payment of compensation if a state or political subdivision compels the removal of a lawful billboard along a primary or interstate highway that was built with federal financial assistance. State governments have purchased and removed legal billboards for beautification in the past using federal funding for transportation enhancement programs, and may do so in the future. State government authorities from time-to-time use the power of eminent domain to remove billboards. Thus far, Outdoor has been able to obtain satisfactory compensation for its billboards purchased or removed as a result of this type of governmental action, although there is no assurance that this will continue to be the case in the future. Local governments do not generally purchase billboards for beautification, but some have attempted to force removal of legal but nonconforming billboards (billboards which conformed with applicable zoning regulations when built but which do not conform to current zoning regulations) after a period of years under a concept called amortization. Under this concept the governmental body asserts that just compensation is earned by continued operation of the billboard over time. Although there is some question as to the legality of amortization under federal and many state laws, amortization has been upheld in some instances. Outdoor generally has been successful in negotiating settlements with municipalities for billboards required to be removed. Restrictive regulations also limit Outdoor's ability to rebuild or replace nonconforming billboards.

        As the owner or operator of various real properties and facilities in outdoor advertising operations, the Company must comply with various U.S. federal, state and local and foreign environmental, health, safety and land use laws and regulations. VIACOM OUTDOOR and its properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety, as well as zoning and other land use restrictions which may affect, among other things, the hours of operation and illumination as well as methods and conditions of maintenance of facilities and advertising installation. Historically, the Company has not incurred significant expenditures to comply with these laws. However, future laws or a finding of a violation of or liability under existing laws could require the Company to make significant expenditures and otherwise limit or restrict its ability to use or operate some of its displays.

        Out-of-court settlements between the major U.S. tobacco companies and all 50 states include a ban on the outdoor advertising of tobacco products. State and local governments continue to initiate proposals designed to limit outdoor advertising of alcohol. Other products and services may be targeted in the future. Legislation regulating tobacco and alcohol-related advertising due to content-related restrictions could cause a reduction in Outdoor's direct revenue from such advertisements and a simultaneous increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

    Video

        BLOCKBUSTER is subject to various domestic and international laws and regulations affecting its business, including advertising, consumer protection, credit protection, licensing, zoning, land use, construction, health and safety, environmental, and minimum wage and other labor and employment regulations. BLOCKBUSTER must also comply with various domestic and international laws and regulations that govern the access and use of its video stores by disabled people and the disclosure and retention of customer records, including laws pertaining to the use of BLOCKBUSTER's customer transaction database and restricting data flow across international borders.

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

        BLOCKBUSTER is also subject to a number of domestic and international laws and regulations that regulate some substantive aspects of the franchisor-franchisee relationship, including (i) those governing the termination or non-renewal of a franchise agreement; (ii) requirements that the franchisor deal with its franchisees in good faith; (iii) prohibitions against interference with the right of free association among franchisees; and (iv) those regulating discrimination among franchisees in charges, royalties or fees. In addition, BLOCKBUSTER is subject to U.S., state and local and international regulation governing trading activities which could delay its ability to implement trading initiatives.

        Compliance with franchise laws is costly and time-consuming, and no assurance can be given that BLOCKBUSTER will not encounter difficulties or delays in this area or that it will not require significant capital for franchising activities.

INTELLECTUAL PROPERTY

        It is the Company's practice to protect its theatrical and television product, software, publications and its other original and acquired works. The following logos and trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of the Company: VIACOM®, BLOCKBUSTER®, CBS®, CBS ENTERTAINMENT™, CBS NEWS™, CBS SPORTS™, UPN®, INFINITY RADIO®, VIACOM OUTDOOR™, BET®, COMEDY CENTRAL®, CMT®: COUNTRY MUSIC TELEVISION™, MTV MUSIC TELEVISION®, mtv U™, NICK AT NITE®, NICKELODEON®, SPIKE TV™, TV LAND®, VH1®, PARAMOUNT®, PARAMOUNT PICTURES®, FAMOUS MUSIC®, SPELLING TELEVISION®, BIG TICKET TELEVISION®, VIACOM PRODUCTIONS®, KING WORLD®, PARAMOUNT PARKS®, ENTERTAINMENT TONIGHT®, STAR TREK®, SHOWTIME®, THE MOVIE CHANNEL™, FLIX®, SIMON & SCHUSTER® and POCKET BOOKS®.

EMPLOYEES AND LABOR MATTERS

        At December 31, 2003, the Company employed approximately 117,750 people including full-time and part-time salaried employees.

FINANCIAL INFORMATION ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

        Financial and other information by segment and relating to foreign and domestic operations for each of the last three years ending December 31 is set forth in Note 14 to the Consolidated Financial Statements.

AVAILABLE INFORMATION

        Viacom Inc.'s Web site address is www.viacom.com. Viacom Inc. makes available free of charge on or through the Shareholder Info section of its Web site its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through the Company's Web site as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

        This document and the documents incorporated by reference into this Annual Report on Form 10-K, including "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition," contain both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. More information about these risks, uncertainties and other factors is set forth on pages II-32 to II-35 of "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition." There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. The Company cannot make any assurance that projected results or events will be achieved.

Item 2.    Properties.

        The Company maintains its world headquarters at 1515 Broadway, New York, New York, where it rents approximately 1.2 million square feet for executive offices and certain of its operating divisions. The lease for the majority of the space runs to 2010, with four renewal options for five years each thereafter. The Company also leases the following major facilities in New York City for certain of its operating divisions: (a) approximately 548,000 square feet of office space at 1633 Broadway, New York, New York, which lease runs to 2010, and (b) approximately 237,000 square feet of office space at 1230 Avenue of the Americas, New York, New York, which lease runs to 2009. The Company owns the building located at 51 West 52nd Street, New York, New York, containing approximately 900,000 square feet which is principally leased to third parties and houses approximately 250,000 square feet of office space used by the Company, and the CBS Broadcast Center complex located on approximately 3.7 acres at 524 West 57th Street, New York, New York and consists of approximately 860,000 square feet. The Company also owns three studio facilities in California: (a) the Paramount Pictures studio at 5555 Melrose Avenue, Los Angeles, California, located on approximately 62 acres, (b) the CBS Studio Center at 4204 Radford Avenue, Studio City, California, located on approximately 40 acres, and (c) CBS Television City at 7800 Beverly Boulevard, Los Angeles, California, located on approximately 11 acres. PARAMOUNT PARKS' operations in the U.S. include approximately 1,950 acres owned and 108 acres leased and in Canada include approximately 380 acres owned. BLOCKBUSTER's headquarters at 1201 Elm Street, Dallas, Texas consists of approximately 245,000 square feet of leased space and its distribution center in McKinney, Texas consists of approximately 850,000 square feet of leased space.

        The Company also owns and leases office, studio, retail and warehouse space, broadcast, antenna and satellite transmission facilities and outdoor advertising properties throughout the U.S., Canada and several countries around the world for its businesses. The Company considers its properties adequate for its present needs.

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

        Claims typically are both filed and settled in large groups, which makes the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2003, the Company had pending approximately 112,280 asbestos claims, as compared to approximately 103,800 as of December 31, 2002 and approximately 106,000 as of December 31, 2001. The 2002 and 2001 numbers of claims included approximately 1,100 claims and 7,100 claims, respectively, on inactive dockets in various states which would not be counted as pending under the Company's current methodology. Of the claims pending as of December 31, 2003, approximately 82,340 were pending in state courts, 27,400 in federal court and approximately 2,540 were third party claims. During 2003, the Company received approximately 36,990 new claims and closed or moved to an inactive docket approximately 28,500 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

        Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third party claims. The Company's total costs (recovery) in 2003 and 2002 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $(8.7) million and $28 million, respectively. A portion of such costs relates to claims settled in prior years. If proceeds received in 2003 from commuted insurance policies were excluded from the Company's total costs in 2003, the Company's total costs after insurance recoveries and net of tax benefits would have been $56.6 million.

        Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos, lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure, other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at December 31, 2003. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury.

        The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and that these asbestos liabilities are not likely to have a material adverse effect on its results of operations, financial position or cash flows.

        The Company from time to time receives claims from federal and state environmental regulatory agencies and other entities asserting that it is or may be liable for environmental cleanup costs and related damages principally relating to discontinued operations conducted by companies acquired by the Company. In addition, the Company from time to time receives personal injury claims including toxic tort and product liability claims arising from historical operations of the Company and its predecessors.

        Antitrust.    In July 2002, judgment was entered in favor of the Company, Blockbuster, Paramount Home Entertainment and other major motion picture studios and their home video subsidiaries with respect to a complaint filed in the United States District Court for the Western District of Texas. The complaint included federal antitrust and California state law claims. In August 2003, the Fifth Circuit Court of Appeals affirmed the federal court judgment. The Supreme Court of the United States refused plaintiffs' petition for writ of certiorari in March 2004. In February 2003, a similar complaint that had been filed in a Los Angeles County Superior Court was also dismissed with prejudice. The plaintiffs have appealed the California state court dismissal, as well as a prior denial of class certification. The Company believes that the plaintiffs' positions in these litigations are without merit and intends to continue to vigorously defend itself in the litigations.

        Blockbuster Securities Actions.    During February and March 2003, putative class action complaints were filed against Blockbuster in the United States District Court for the Northern District of Texas. A director and certain officers of Blockbuster were also named as defendants. The remaining putative class actions have been consolidated into one action styled In re Blockbuster Inc. Securities Litigation, which is pending in the same court. The consolidated amended complaint, filed July 2003, claims violations of the Securities Exchange Act of 1934 for the time period approximately between February and December 2002. It also generally alleges that the defendants made untrue statements of material fact and/or omitted to disclose material facts about Blockbuster's business and operations, that the value of Blockbuster's common stock was therefore artificially inflated and that certain of the individual defendants sold shares of Blockbuster's common stock at inflated prices. The plaintiffs seek unspecified compensatory damages. In addition, three shareholder derivative actions were filed in February, March and April 2003, of which one is pending in federal court in Texas and two have been consolidated into one action in Texas state court, each arising from substantially similar operative facts. These shareholder derivative actions include claims for breach of fiduciary duties for various time periods beginning in February 2002 and name certain Blockbuster officers and directors, some of whom are directors and/or executive officers of the Company, as individual defendants, and Blockbuster as a nominal defendant. The Company and Blockbuster believe the plaintiffs' positions in all of these actions are without merit and Blockbuster intends to vigorously defend these matters.

        Litigation is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that all of the above-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. (See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.")

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not Applicable.

EXECUTIVE OFFICERS OF THE COMPANY

        Set forth below is certain information concerning the executive officers of the Company as of March 1, 2004.

Name	Age	Title
Sumner M. Redstone	80	Chairman of the Board of Directors and Chief Executive Officer
Mel Karmazin	60	President and Chief Operating Officer and Director
Richard J. Bressler	46	Senior Executive Vice President and Chief Financial Officer
Carl D. Folta	46	Senior Vice President, Corporate Relations
Robert G. Freedline	46	Senior Vice President, Treasurer
Michael D. Fricklas	44	Executive Vice President, General Counsel and Secretary
Susan C. Gordon	50	Senior Vice President, Controller and Chief Accounting Officer
Carol A. Melton	49	Senior Vice President, Government Affairs
William A. Roskin	61	Senior Vice President, Human Resources and Administration
Martin M. Shea	60	Senior Vice President, Investor Relations

        None of the executive officers of the Company is related to any other executive officer or director by blood, marriage or adoption except that Shari Redstone, a Director of the Company, is the daughter of Sumner M. Redstone.

        Mr. Redstone has been Chairman of the Board of the Company since 1987 and Chief Executive Officer since 1996. Mr. Redstone also served as Chairman of the Board of NAI since 1986 and Chief Executive Officer of NAI since 1967. He served as President of NAI from 1967 through 1999. Mr. Redstone served as the first Chairman of the Board of the National Association of Theatre Owners and is currently a member of its Executive Committee. Since 1982, Mr. Redstone has been a member of the faculty of Boston University Law School, where he has lectured on entertainment law, and, since 1994, he has been a Visiting Professor at Brandeis University. He has also been a frequent lecturer at colleges, including Harvard Law School. Mr. Redstone graduated from Harvard University in 1944 and received a LL.B. from Harvard University School of Law in 1947. Upon graduation, Mr. Redstone served as Law Secretary with the United States Court of Appeals and then as a Special Assistant to the United States Attorney General. Mr. Redstone served in the Military Intelligence Division during World War II. While a student at Harvard, he was selected to join a special intelligence group whose mission was to break Japan's high-level military and diplomatic codes. Mr. Redstone received, among other honors, two commendations from the Military Intelligence Division in recognition of his service, contribution and devotion to duty. He is also a recipient of the Army Commendation Award. He served as a Director of Infinity until the Infinity Merger. Mr. Redstone is a Director of Blockbuster Inc.

        Mr. Karmazin has been President and Chief Operating Officer of the Company and a member of the Board of Directors since May 2000. He was President and Chief Executive Officer of CBS Corporation from January 1999 until the Viacom/CBS Merger. He was President and Chief Operating Officer of CBS Corporation from April 1998 through December 1998. Mr. Karmazin joined CBS Corporation in December 1996 as Chairman and Chief Executive Officer of CBS Radio and served as Chairman and Chief Executive Officer of the CBS Station Group (Radio and Television) from May 1997 to April 1998. Prior to joining CBS Corporation, Mr. Karmazin served as President and Chief Executive Officer of Infinity from 1981 until its acquisition by CBS Corporation in December 1996. Mr. Karmazin served as Chairman, President and Chief Executive Officer of Infinity from December 1998 until the Infinity Merger. He was a Director of CBS Corporation at the time of the Viacom/CBS Merger and was a Director of Infinity until the Infinity Merger. Mr. Karmazin is a Director of Blockbuster Inc. and Westwood One, Inc.

        Mr. Bressler has been Senior Executive Vice President and Chief Financial Officer of the Company since May 2001. Before joining the Company, Mr. Bressler was Executive Vice President of AOL Time Warner Inc. and Chief Executive Officer of AOL Time Warner Investments. Prior to that, Mr. Bressler served in various capacities with Time Warner Inc., including as Chairman and Chief Executive Officer of Time Warner Digital Media. He also served as Executive Vice President and Chief Financial Officer of Time Warner Inc. from March 1995 to June 1999. Mr. Bressler serves on the National Advisory Committee of JPMorgan Chase and is a Director of Blockbuster Inc.

        Mr. Folta was elected Senior Vice President, Corporate Relations of the Company in November 1994. Prior to that, he served as Vice President, Corporate Relations of the Company from April 1994 to November 1994. Mr. Folta held various communications positions at Paramount Communications Inc. from 1984 until joining the Company in April 1994.

        Mr. Freedline was elected Senior Vice President, Treasurer of the Company in May 2002. Prior to that, he served as Vice President and Treasurer of the Company from May 2000 to May 2002. From May 1998 to May 2000, he served as Vice President and Controller of CBS Corporation. Mr. Freedline also served as Director of Business Planning and Development of CBS from June 1996 to May 1998.

        Mr. Fricklas was elected Executive Vice President, General Counsel and Secretary of the Company in May 2000. From October 1998 to May 2000, he served as Senior Vice President, General Counsel and Secretary of the Company and from July 1993 to October 1998, he served as Vice President, Deputy General Counsel of the Company.

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

PART II

Item 5.    Market for Viacom Inc.'s Common Equity and Related Stockholder Matters.

        Viacom Inc. voting Class A Common Stock and Viacom Inc. non-voting Class B Common Stock are listed and traded on the New York Stock Exchange ("NYSE") under the symbols "VIA" and "VIAB", respectively.

        The following table sets forth, for the calendar periods indicated, the per share range of high and low sales prices for Viacom Inc.'s Class A Common Stock and Class B Common Stock, as reported on the NYSE.

	Voting Class A Common Stock		Non-Voting Class B Common Stock
	High	Low	High	Low

2003
1st quarter	$43.95	$33.26	$43.96	$33.11
2nd quarter	48.13	36.53	49.75	36.16
3rd quarter	46.93	37.79	46.95	37.72
4th quarter	44.67	36.98	44.62	36.87
2002
1st quarter	$51.89	$36.50	$51.89	$36.40
2nd quarter	51.36	38.99	51.30	38.80
3rd quarter	45.00	29.79	44.90	29.75
4th quarter	47.82	36.95	47.83	36.95

         Viacom Inc.'s Board of Directors declared a quarterly cash dividend on its common stock during the third and fourth quarters of 2003 of $.06 per share to stockholders of record at the close of business on August 15, 2003 and December 8, 2003, respectively.

        As of March 1, 2004, there were 5,284 record holders of Viacom Inc. Class A Common Stock and 65,684 holders of Viacom Inc. Class B Common Stock.

        Information regarding the Company's equity compensation plans is incorporated by reference into Item 12 in Part III of this Form 10-K.

Item 6.    Selected Financial Data.

VIACOM INC. AND SUBSIDIARIES
(In millions, except per share amounts)

	Year Ended December 31,
	2003(a)		2002(b)	2001(c)	2000(d)(e)	1999

Revenues		$26,585.3	$24,605.7	$23,222.8	$20,043.7	$12,858.8
Operating income		$3,625.8	$4,596.7	$1,460.2	$1,320.9	$1,247.3
Net earnings (loss) before cumulative effect of change in accounting principle		$1,435.4	$2,206.6	$(223.5)	$(363.8)	$334.0
Net earnings (loss)		$1,416.9	$725.7	$(223.5)	$(816.1)	$334.0
Net earnings (loss) attributable to common stock		$1,416.9	$725.7	$(223.5)	$(816.1)	$321.6
Basic earnings (loss) per common share:
Net earnings (loss) before cumulative effect of change in accounting principle		$.82	$1.26	$(.13)	$(.30)	$.46
Net earnings (loss)		$.81	$.41	$(.13)	$(.67)	$.46
Diluted earnings (loss) per common share:
Net earnings (loss) before cumulative effect of change in accounting principle		$.82	$1.24	$(.13)	$(.30)	$.45
Net earnings (loss)		$.80	$.41	$(.13)	$(.67)	$.45
Dividends per common share (f)	$	..12	—	—	—	—
At Year End:
Total assets		$89,848.5	$90,043.2	$90,809.9	$82,809.3	$24,486.4
Long-term debt from continuing operations		$9,879.5	$10,404.2	$11,122.7	$12,697.7	$5,992.0
Total stockholders' equity		$63,205.0	$62,487.8	$62,716.8	$47,966.9	$11,132.0

          (a) Results include a non-cash charge of $1.3 billion ($1.0 billion, net of minority interest and tax) related to a reduction in Blockbuster's goodwill and other long-lived assets resulting from the application of SFAS No.142, "Goodwill and Other Intangible Assets" ("SFAS 142") and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

          (b) As a result of the initial adoption of SFAS 142, the Company recorded an after-tax non-cash charge of $1.5 billion, net of $336.1 million of minority interest, as a cumulative effect of a change in accounting principle.

          (c) Results include a pre-tax primarily non-cash Video charge of $396.6 million ($198.3 million, net of minority interest and tax) for the elimination of less-productive VHS tapes; a charge of approximately $75.4 million at MTV Networks related to a restructuring plan to reduce headcount and close certain international offices and a charge of $53.4 million at UPN in connection with the Company's integration of UPN with CBS Network operations.

          (d) As a result of the adoption of Statement of Position 00-2, "Accounting by Producers or Distributors of Films," the Company recorded a non-cash after-tax charge of $452.3 million as a cumulative effect of a change in accounting principle.

          (e) On May 4, 2000, CBS Corporation merged with and into Viacom Inc., and effective from this date, its results of operations are included in the consolidated financial results of the Company.

          (f) Viacom Inc.'s Board of Directors declared a quarterly cash dividend of $.06 per share on its common stock during the third and fourth quarters of 2003.

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

Overview

        Viacom Inc., together with its consolidated subsidiaries ("Viacom" or the "Company") is a diversified worldwide entertainment company with operations in the following segments:

  •
  CABLE NETWORKS: The Cable Networks segment consists of MTV Networks ("MTVN"), including MTV MUSIC TELEVISION, NICKELODEON/NICK AT NITE, VH1, MTV2 MUSIC TELEVISION, TV LAND, SPIKE TV, CMT: COUNTRY MUSIC TELEVISION and COMEDY CENTRAL; SHOWTIME NETWORKS INC. ("SNI"); and the BET CABLE NETWORK and BET JAZZ: THE JAZZ CHANNEL, among other program services. Cable Networks revenues are generated primarily from advertising sales and affiliate fees. Cable Networks contributed 21% to consolidated revenues for the year ended December 31, 2003 and 19% for the years ended December 31, 2002 and 2001.

  •
  TELEVISION: The Television segment consists of the CBS and UPN television networks, the Company's 39 owned broadcast television stations, and its television production and syndication business, including KING WORLD PRODUCTIONS and PARAMOUNT TELEVISION. Television revenues are generated primarily from advertising sales and television license fees. Television contributed 29%, 30% and 31%, respectively, to consolidated revenues for the years ended December 31, 2003, 2002 and 2001.

  •
  RADIO: The Radio segment owns and operates 185 radio stations in 41 U.S. markets through INFINITY RADIO. Radio revenues are generated primarily from advertising sales. Radio contributed 8% to consolidated revenues for the year ended December 31, 2003 and 9% for the years ended December 31, 2002 and 2001.

  •
  OUTDOOR: The Outdoor segment through VIACOM OUTDOOR displays advertising on media including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks and stadium signage. Outdoor revenues are generated primarily from advertising sales. Outdoor contributed 7% to consolidated revenues for the years ended December 31, 2003, 2002 and 2001.

  •
  ENTERTAINMENT: The Entertainment segment includes PARAMOUNT PICTURES, which produces and distributes theatrical motion pictures; SIMON & SCHUSTER, which publishes and distributes consumer books, under imprints such as SIMON & SCHUSTER, POCKET BOOKS, SCRIBNER and THE FREE PRESS; PARAMOUNT PARKS, which is principally engaged in the ownership and operation of five theme parks and a themed attraction in the U.S. and Canada; and movie theater and music publishing operations. Entertainment revenues are generated primarily from feature film exploitation, publishing, theme park operations and movie theaters. Entertainment contributed 15% to consolidated revenues for the years ended December 31, 2003 and 2002 and 16% for the year ended December 31, 2001.

  •
  VIDEO: The Video segment consists of an approximately 81.5% equity interest in Blockbuster Inc., which operates and franchises 8,867 BLOCKBUSTER video stores worldwide. Video revenues are generated primarily from its rental and retail sales of videocassettes ("VHS"), DVDs and games. Video contributed 22%, 23% and 22%, respectively, to consolidated revenues for the years ended December 31, 2003, 2002 and 2001.

    On February 10, 2004, the Company announced that its Board of Directors authorized the Company to pursue the divestiture of Viacom's approximately 81.5% interest in Blockbuster, based on the conclusion that Blockbuster would be better positioned as a company completely independent of Viacom. The Company anticipates that the divestiture would be achieved through a tax-free split-off, but will also continue to consider other alternatives. The transaction is subject to further approval of the Viacom Board and an assessment of market conditions. The split-off, which would result in a reduction of Viacom's outstanding shares, is expected to be completed by mid-2004.

Consolidated Results of Operations—2003 vs. 2002 and 2002 vs. 2001

Revenues

        For the year ended December 31, 2003, revenues of $26.6 billion increased 8% from $24.6 billion in 2002. For the year ended December 31, 2002, revenues of $24.6 billion increased 6% from $23.2 billion in 2001. Revenue growth for each year primarily reflected increases in advertising sales, rental/retail sales and affiliate fees, along with continuing contributions from feature film exploitation.

        The table below presents the Company's consolidated revenues by type and the percentage and amount of contribution of each type of revenue to consolidated revenues, net of intercompany eliminations, for each of the years ended December 31, 2003, 2002 and 2001, respectively.

Revenues by Type Year Ended December 31,	2003	Percentage of Total	2002	Percentage of Total	2001	Percentage of Total

Advertising sales	$12,071.9	45%	$11,225.1	46%	$10,722.8	46%
Rental/retail sales	5,815.1	22	5,480.1	22	5,049.9	22
Affiliate fees	2,407.7	9	2,199.0	9	2,030.9	9
Feature film exploitation	2,212.4	8	1,860.0	7	1,853.6	8
TV license fees	1,514.5	6	1,472.2	6	1,359.2	6
Other	2,563.7	10	2,369.3	10	2,206.4	9

Total Revenues	$26,585.3	100%	$24,605.7	100%	$23,222.8	100%

        Advertising sales, which represented 45% of the Company's consolidated revenues for 2003, increased 8% in 2003 to $12.1 billion reflecting growth in all of the Company's segments which generate advertising revenues: Cable Networks, Television, Radio and Outdoor. The increase in advertising revenues was due to increased units sold and higher rates at the cable and broadcast networks and 7% higher U.S. billboard and 17% higher European outdoor revenues primarily driven by favorable exchange rates. For 2002, advertising sales increased 5% to $11.2 billion led by increases in Cable Networks, Television and Radio. The 2002 increase in advertising revenues was driven primarily by increased units sold at cable networks, as well as increases in average unit rates and units sold at the broadcast network operations.

        Rental/retail sales for 2003 were up 6% to $5.8 billion reflecting a 26% increase in retail sales and a 2% increase in rental sales. Both rental and retail growth were driven by an increase of 198 worldwide company-operated stores since December 31, 2002, the acquisition of GameStation, Inc., a leading games retailer in the United Kingdom in the fourth quarter of 2002 and favorable foreign exchange rates. Worldwide same store revenues declined 2.2% reflecting a 3.6% decline in same store rental revenues as a result of a weaker rental market worldwide partially offset by an increase in same store retail revenues of 3.7% reflecting growth in both movie and games sales. Rental/retail sales for 2002 were up 9% to $5.5 billion with rental sales growth of 3% and retail sales growth of 39% driven by an increase of 495 worldwide company-operated stores since December 31, 2001 and increased DVD and game product sales.

        Affiliate fees for 2003 increased 9% to $2.4 billion primarily driven by rate increases and growth in subscriber volume at MTVN as well as the acquisition of Comedy Central in May 2003. Affiliate fees for

2002 increased 8% to $2.2 billion reflecting rate increases at each of the Cable Networks as well as an increase in subscriber volume at MTV Networks digital channels.

        Feature film revenues increased 19% to $2.2 billion in 2003 primarily reflecting 62% higher worldwide home entertainment revenues from DVD sales and contributions from increased syndication, theatrical and pay television revenues partially offset by lower network revenues. Feature film revenues remained relatively flat in 2002 versus 2001 at $1.9 billion reflecting growth in DVD sales primarily offset by lower theatrical revenues.

        Television license fees increased 3% to $1.5 billion in 2003 principally reflecting increased syndication revenues due to a full year of results for THE DR. PHIL SHOW versus four months in 2002. Television license fee revenues increased 8% in 2002 to $1.5 billion primarily from increased syndication revenues from cable sales and revenues from THE DR. PHIL SHOW, launched in 2002.

        Other revenues, which include revenues from publishing, theme park operations, movie theaters and consumer products, increased 8% to $2.6 billion in 2003 primarily reflecting higher Nickelodeon consumer products revenues as well as higher theaters revenues from favorable foreign currency translation, higher admission prices and increased per capita spending. For 2002, other revenues increased 7% to $2.4 billion primarily due to higher publishing, theaters and Nickelodeon consumer products revenues.

        The Company's 2004 revenues are expected to benefit from the continued strengthening of the advertising market and from the Super Bowl telecast on CBS in February, as well as the full-year impact of the Comedy Central acquisition. Assuming the divestiture of Blockbuster occurs, the Company's advertising-supported businesses as a percentage of consolidated revenues would significantly increase.

International Revenues

        The Company generated approximately 18% of its total revenues from international regions in 2003 and 16% in 2002 and 2001, principally from Europe and Canada.

Year Ended December 31,	2003	Percentage of Total	2002	Percentage of Total	2001	Percentage of Total

Europe	$2,839.8	58%	$2,263.4	56%	$2,030.6	54%
Canada	1,087.1	22	927.2	23	881.7	23
All other	960.1	20	838.6	21	844.0	23

Total International Revenues	$4,887.0	100%	$4,029.2	100%	$3,756.3	100%

Operating Expenses

        For the year ended December 31, 2003, operating expenses of $16.3 billion increased 9% over 2002. For the year ended December 31, 2002, operating expenses of $14.9 billion increased 3% over 2001. The major components and changes in operating expenses were as follows:

  •
  Production and program rights amortization expenses represented approximately 47% of total operating expenses in 2003 and reflect the costs and amortization of television and theatrical inventory, including direct production costs, residuals and participation expenses, production overhead and acquisition costs as well as costs attributable to television and radio programming expenses including on-air talent and other production costs, and costs and amortization of acquired rights of programs exhibited on the broadcast networks, cable networks and broadcast stations. For 2003, production and program rights amortization increased 11% over 2002 primarily due to 22% higher costs at Cable Networks, principally for new and existing programming at MTVN. Also contributing to the increases were higher costs for contractual series at the broadcast networks and more original summer programming, higher sports rights amortization at CBS Network and Radio and higher feature film amortization. Production and program rights amortization expenses for 2002 increased 4% over 2001 driven by contractual increases in costs associated with series at the broadcast networks and increases at the Company-owned television stations due to new entertainment and sports programming investments.

  •
  Costs of rental/retail sales and other video store operating expenses represented approximately 27% of total operating expenses in 2003 and include amortization of the costs of videocassette, DVD and game inventory, revenue sharing expenses on rental inventory, store employee compensation expense and occupancy expenses. Costs of rental/retail sales and other video store operating expenses for 2003 increased 6% over 2002 reflecting an increase in rental/retail sales of 6%, an increase of 198 worldwide company-operated stores partially offset by improved product buying and inventory management. Costs of rental/retail sales and other video store operating expenses for 2002 increased 1% over 2001 reflecting a shift in product mix and the net increase of 495 worldwide company-operated stores, partially offset by the 2001 charge associated with Blockbuster's re-merchandising and store reconfiguration plans.

  •
  Distribution expenses, which represented approximately 9% of total operating expenses in 2003, reflect advertising and other distribution costs incurred primarily with respect to theatrical and television product. Distribution expenses for 2003 increased 11% over 2002 reflecting higher print and advertising costs for feature films in theatrical release. Distribution expenses for 2002 increased 8% over 2001 reflecting higher costs associated with prints and advertising due to the higher number of feature films released partially offset by a decrease in other distribution costs.

  •
  Other operating expenses for 2003, included an increase in Outdoor expenses of 7%, reflecting higher rotation and embellishment expenses for billboards. Outdoor expenses for 2002 increased 10% over 2001 reflecting higher guarantee payments for transit contracts.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses, which include expenses incurred to provide back office support, occupancy, selling and marketing costs, increased 4% to $4.4 billion in 2003 reflecting increased costs from Comedy Central, acquired in May 2003, increased employee-related expenses and higher directors' and officers' insurance premiums and professional fees. These increases were partially offset by a pre-tax gain of $40 million received in 2003 from the settlement of a 2001 physical damage and business interruption claim. For 2002, selling, general and administrative expenses increased 3% to $4.2 billion. Selling, general and administrative expenses as a percentage of revenues decreased to 16% for the year ended December 31, 2003 compared to 17% for 2002 and 18% for 2001.

        Advertising expenses remained relatively flat at $1.4 billion for 2003 and 2002 reflecting higher advertising costs for feature films in theatrical release offset by decreases at Blockbuster. Advertising expenses decreased 5% in 2002 versus 2001 reflecting lower advertising spending at the broadcast and cable networks and Company-owned television stations partially offset by increases at Blockbuster for marketing efforts associated with key rental and retail promotions.

        Included within selling, general and administrative expenses are residual costs, which primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses. Residual costs for 2003 increased to $146.5 million from $67.8 million principally due to actuarial losses from a lower discount rate and a decrease in expected rate of return on plan assets in 2003. Residual costs decreased to $67.8 million in 2002 from $87.2 million in 2001 due primarily to the recognition of actuarial gains for benefit plans of certain divested businesses.

Impairment and Restructuring Charges

        During the fourth quarter of 2003, the Company recorded a non-cash impairment charge related to Blockbuster of approximately $1.3 billion in accordance with the provisions of SFAS 142. In completing its analysis of the fair value of the video business during the fourth quarter of 2003, several events led Blockbuster to conclude that the business had incremental risks that were required to be included in its evaluation of goodwill. These events included Blockbuster's lower than anticipated same store revenues during the December 2003 selling season caused by increased competition from retail DVD and other home video distribution channels. Blockbuster also identified risks associated with certain international operations, such as increased competition, two-tiered pricing and piracy. Additionally, Blockbuster's review of long-lived assets in conjunction with SFAS 144 resulted in an impairment charge of approximately $18.5 million to reduce the carrying value of certain fixed assets in four international markets. These charges were included in "Impairment and restructuring charges" in the Consolidated Statements of Operations for the year ended December 31, 2003.

        In the second quarter of 2003, restructuring charges of $26.4 million were recorded at Cable Networks. These charges principally reflected $17.7 million of severance liabilities resulting from the acquisition of the remaining 50% of Comedy Central that the Company did not own and organizational changes at Showtime Networks Inc. Also included in this total was $8.4 million for additional lease termination costs for MTVN due to a change in the initial estimate for its 2001 charge.

        In 2001, the Company recorded a Cable Networks restructuring charge of $66.6 million for MTVN and a UPN restructuring charge of $52.8 million. These charges were principally associated with reducing headcount and closing certain MTVN domestic and foreign offices and integrating UPN into CBS Network operations.

Depreciation and Amortization

        For the year ended December 31, 2003, depreciation and amortization increased 6% to $999.8 million principally driven by an increase of 198 company-operated video stores and the addition of broadcasting equipment and outdoor advertising properties. For the year ended December 31, 2002, depreciation and amortization decreased to $945.6 million as compared with $3.1 billion for 2001. This decrease was due to the Company's initial adoption of SFAS 142 effective January 1, 2002, and as a result, goodwill and intangible assets with indefinite lives are no longer amortized.

Interest Expense

        For the year ended December 31, 2003, interest expense decreased 9% to $776.0 million from $848.3 million primarily due to a reduction in debt including lower average commercial paper borrowings. The Company had approximately $10.1 billion at December 31, 2003 and $10.6 billion at December 31, 2002 of principal amount of debt outstanding (including current maturities and discontinued operations) at weighted average interest rates of 6.5% and 6.6%, respectively.

        For the year ended December 31, 2002, interest expense decreased 12% to $848.3 million from $969.2 million due to lower average debt balances and lower interest rates. The Company had approximately $11.5 billion at December 31, 2001 of principal amount of debt outstanding (including current maturities and discontinued operations) at a weighted average interest rate of 6.8%.

Interest Income

        For the year ended December 31, 2003, interest income decreased to $14.8 million from $15.8 million in 2002. For the year ended December 31, 2002, interest income decreased to $15.8 million from $30.6 million in 2001 due to lower cash balances and lower interest rates in 2002 versus 2001.

Other Items, Net

        For the year ended December 31, 2003, "Other items, net" reflected a net loss of $3.4 million principally consisting of foreign exchange losses of $2.3 million, losses associated with securitizing trade receivables of $14.8 million and an aggregate loss of $7.0 million resulting from the write-down of several investments to their market value, partially offset by a net gain on the disposition of investments of $14.8 million and an insurance recoupment of $5.6 million.

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

Provision for Income Taxes

        The provision for income taxes represents federal, state and local and foreign income taxes on earnings before income taxes. For 2003, the annual effective tax rate, before the cumulative effect of change in accounting was 55.9% in 2003, 38.8% in 2002 and 118.5% in 2001. The annual 2003 rate was adversely affected by the non-cash charge recorded to reduce the carrying value of Blockbuster goodwill. Excluding the non-cash charge, the annual effective tax rate was 39.8% in 2003. The annual 2001 rate was adversely affected by non-deductible goodwill amortization.

Equity in Loss of Affiliated Companies, Net of Tax

        "Equity in loss of affiliated companies, net of tax" was $.6 million for 2003, $39.5 million for 2002 and $127.0 million for 2001. The amounts principally reflected operating losses from Internet investments and international ventures partially offset by positive results of Westwood One and Comedy Central prior to its acquisition in May 2003. Additionally, 2001 reflected operating losses from Internet equity investments that were no longer operating in 2002.

Minority Interest, Net of Tax

        Minority interest for 2003 and 2002 primarily represented the minority ownership of Blockbuster. Minority interest increased in 2003 principally due to recording the minority interest portion of the 2003 Blockbuster non-cash charge. Minority interest for 2001 primarily represented the minority ownership of Infinity prior to its merger with the Company on February 21, 2001, and the minority ownership of Blockbuster.

Cumulative Effect of Change in Accounting Principle, Net of Minority Interest and Tax

        Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" which requires the capitalization of asset retirement costs as part of the total cost of the related long-lived asset and the depreciation of this cost over the corresponding asset's useful life. As a result of the adoption, the Company recorded a charge of $18.5 million, or $.01 per share, reflected as a cumulative effect of a change in accounting principle, net of minority interest and tax, in the Consolidated Statements of Operations for the year ended December 31, 2003.

        Effective January 1, 2002, the Company adopted SFAS 142 and recorded an after-tax non-cash charge of $1.5 billion (net of minority interest of $336.1 million), or $.84 per basic and $.83 per diluted share, as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for the year ended December 31, 2002.

Net Earnings (Loss)

        The Company reported net earnings of $1.4 billion for the year ended December 31, 2003 versus net earnings of $725.7 million for the year ended December 31, 2002 and a net loss of $223.5 million for 2001. The improvement in net earnings in 2003 was primarily due to revenue growth from increases in advertising, feature film exploitation, rental/retail sales and affiliate fees and the non-cash impairment charge of $1.5 billion recorded in 2002 as a cumulative effect of change in accounting principle, net of minority interest and tax. These increases were partially offset by the non-cash Blockbuster charge of $1.0 billion, net of minority interest and tax, recorded in 2003 and increases in operating expenses primarily from programming and production costs. The substantial improvement in 2002 over 2001 reflected revenue growth principally from advertising sales and the reduction of amortization expense resulting from the implementation of SFAS 142 partially offset by the goodwill impairment charge recorded in 2002.

Segment Results of Operations—For the Years Ended December 31, 2003, 2002 and 2001

        The tables below present the Company's revenues, operating income and depreciation and amortization by segment, for each of the years ended December 31, 2003, 2002 and 2001.

Year Ended December 31,	2003	2002	2001

Revenues:
Cable Networks	$5,645.5	$4,726.7	$4,297.6
Television	7,761.0	7,456.8	7,218.7
Radio	2,097.6	2,121.6	2,014.8
Outdoor	1,748.3	1,633.5	1,656.6
Entertainment	4,101.3	3,680.1	3,626.8
Video	5,911.7	5,565.9	5,156.7
Eliminations	(680.1)	(578.9)	(748.4)

Total Revenues	$26,585.3	$24,605.7	$23,222.8

Operating Income (Loss):
Cable Networks	$2,172.3	$1,772.2	$1,234.9
Television	1,238.1	1,177.6	385.8
Radio	975.0	1,007.6	382.4
Outdoor	207.9	218.0	(90.6)
Entertainment	271.4	358.3	215.3
Video (a)	(847.8)	355.8	(219.6)
Corporate expenses	(187.9)	(159.0)	(169.1)
Residual costs (b)	(146.5)	(67.8)	(87.2)
Eliminations (c)	(56.7)	(66.0)	(191.7)

Total Operating Income	$3,625.8	$4,596.7	$1,460.2

Depreciation and Amortization:
Cable Networks	$195.3	$190.9	$447.1
Television	151.1	140.8	786.4
Radio	27.4	30.8	608.0
Outdoor	215.9	205.6	617.9
Entertainment	129.7	120.7	182.8
Video	257.9	233.8	423.7
Corporate	22.5	23.0	21.1

Total Depreciation and Amortization	$999.8	$945.6	$3,087.0

  (a)
  Video operating loss reflects $1.3 billion non-cash impairment charge as a result of the application of SFAS 142 and SFAS 144.

  (b)
  Primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

  (c)
  Eliminations in all periods principally reflect the timing of intercompany transactions from the sale of television product to Cable Networks and the sale of feature films to cable and broadcast networks and the Video segment.

Segment Results of Operations—2003 vs. 2002 and 2002 vs. 2001

Cable Networks (Basic Cable Television Program Services through MTV Networks ("MTVN"), including MTV, VH1, Nickelodeon/Nick at Nite, TV Land, MTV2, Spike TV, Comedy Central and CMT; BET and BET Jazz: The Jazz Channel; and through Showtime Networks Inc. ("SNI"), owner of several Premium Subscription Television Program Services)

        (Contributed 21% of consolidated revenues for the year ended December 31, 2003 and 19% for the years ended December 31, 2002 and December 31, 2001.)

Year Ended December 31,	2003	2002	2001

Revenues	$5,645.5	$4,726.7	$4,297.6
Operating income (OI)	$2,172.3	$1,772.2	$1,234.9
OI as a % of revenues	38%	37%	29%
Depreciation and amortization	$195.3	$190.9	$447.1
Capital expenditures	$90.3	$95.7	$139.9

2003 vs. 2002

        For 2003, Cable Networks revenues increased 19% to $5.6 billion principally driven by 26% growth in advertising revenues and a 9% increase in affiliate fees. Approximately 9% of Cable Networks revenues were generated from international regions, of which approximately 68% came from Europe. Comedy Central's results have been consolidated in this segment as part of MTVN effective from the date of its acquisition on May 22, 2003.

        For 2003, advertising revenues increased 26% reflecting 27% growth at MTVN principally due to selling more units and higher average unit rates. BET delivered 17% advertising revenue growth for 2003 over the prior year as a result of higher average rates. The 9% increase in affiliate fees was primarily due to rate and subscriber increases at MTVN and BET partially offset by declines at SNI. Other ancillary revenues for Cable Networks, which represented 9% of revenues for 2003 and 8% for 2002, grew 40% reflecting higher consumer product licensing revenues at Nickelodeon and contributions from co-produced feature films. Cable Networks revenue growth benefited from Comedy Central contributions of 8% to advertising, 3% to affiliate and 5% to ancillary revenue growth for the year.

        During the second quarter of 2003, restructuring charges of $26.4 million were recorded at Cable Networks. These charges principally reflected $17.7 million of severance liabilities resulting from the acquisition of the remaining 50% interest in Comedy Central that the Company did not own and organizational changes at SNI. Also included in this total was $8.4 million for additional lease termination costs for MTVN due to a change in the initial estimate for its 2001 charge.

        For 2003, Cable Networks operating income increased 23% reflecting higher revenues partially offset by increased expenses. Operating expenses, principally comprised of programming and production costs for the cable channels, increased 23%, led by increases at MTVN and BET primarily for new programming initiatives and the impact of Comedy Central. Selling, general and administrative expenses increased 9% primarily due to higher marketing costs at MTVN and the inclusion of Comedy Central, which contributed 5% of the increase. Total expenses, as a percentage of revenues, improved one percentage point for the year.

2002 vs. 2001

        For 2002, Cable Networks revenues increased 10% to $4.7 billion principally driven by 12% growth in advertising revenues and 8% growth in affiliate fees. MTVN's advertising revenues increased 11% due to selling more units, partially offset by a reduction of average unit rates. Cable affiliate fees increased 8%

principally due to mid single-digit rate increases at MTVN's domestic channels, excluding digital, an 18% increase in domestic subscribers principally due to the acquisition of the remaining interest in Noggin and the expansion of MTVN digital channels and mid single-digit average rate increases at SNI. Other ancillary revenues were principally comprised of consumer product licensing revenues from Nickelodeon.

        For 2002, Cable Networks operating income increased 44% as goodwill and intangible assets with indefinite lives are no longer amortized upon adoption of SFAS 142 on January 1, 2002. The increase also reflected the impact of the MTVN charge recorded in the fourth quarter of 2001. The MTVN charge reflected $66.6 million for severance due to a reduction in workforce and for lease termination costs. In conjunction with the restructuring, $8.8 million was recorded as depreciation expense for the write-off of leasehold improvements. Operating expenses increased 7% principally driven by higher programming costs at MTV, Nickelodeon, Spike TV and SNI. Total operating expenses, as a percentage of revenues, improved by one percentage point over the prior year. Selling, general and administrative expenses increased 10% primarily due to higher compensation expense from sales commissions as a result of revenue growth.

Television (CBS and UPN Television Networks and Stations; Television Production and Syndication)

        (Contributed 29% of consolidated revenues for the year ended December 31, 2003, 30% for the year ended December 31, 2002 and 31% for the year ended December 31, 2001.)

Year Ended December 31,	2003	2002	2001

Revenues	$7,761.0	$7,456.8	$7,218.7
Operating income (OI)	$1,238.1	$1,177.6	$385.8
OI as a % of revenues	16%	16%	5%
Depreciation and amortization	$151.1	$140.8	$786.4
Capital expenditures	$123.6	$138.7	$120.2

2003 vs. 2002

        For 2003, Television revenues increased 4% to $7.8 billion primarily driven by higher advertising revenues at the broadcast networks and the Stations group, and higher syndication revenues. CBS and UPN Networks combined advertising revenues increased 6%, with 8% growth in CBS primetime due primarily to a 6% average rate increase. Late night, daytime and news advertising revenues were up with average rate increases partially offset by a rate decrease at sports, due primarily to the impact of the war on the broadcast of the NCAA basketball tournament. The Stations group delivered 2% year-over-year advertising revenue growth led by ratings improvements for the CBS Network, particularly at 10 pm, which improved the stations' local news and syndication as well as higher sales in the automotive, leisure and media industries. The Stations group also benefited from the full year results of KCAL-TV Los Angeles, acquired in May 2002, which contributed 3% to the revenue growth for the year. These increases were more than offset by the absence of political advertising which was down over 80% versus the prior year.

        Higher syndication revenues for the year were partially offset by a decrease in domestic syndication availabilities and home entertainment revenues. Syndication revenues were higher primarily due to increases in license fees and barter revenues for THE DR. PHIL SHOW which debuted in September 2002 and higher barter revenues from EVERYBODY LOVES RAYMOND. Revenue from domestic syndication availabilities in 2003 included THE PARKERS, SABRINA, THE TEENAGE WITCH and the off-network syndication of seasons one through five of BECKER, and did not match last year's initial basic cable syndication availabilities including 7TH HEAVEN, CHARMED and SEVEN DAYS. Home entertainment revenues decreased as contributions from the DVD release of seasons one through seven of STAR TREK: DEEP SPACE NINE did not match the contributions from last year's DVD release of seasons one through seven of STAR TREK: THE NEXT GENERATION.

        For 2003, Television operating income increased 5% principally due to the revenue increases noted above. Operating expenses, principally comprised of production costs and programming expenses, increased 5% for the year. CBS Network experienced higher programming costs due to more hours of original summer programming, contractual series increases in primetime and increased sports rights payments which were associated with the first year of new contracts with both the NCAA and the PGA Tour. The Stations group incurred higher operating expenses for the year principally due to expansion of news coverage and talent partially offset by reduced advertising and promotion. Total expenses, as a percentage of revenues, remained flat. Television operating income for 2003 included approximately $27 million from insurance recoveries.

        License fees for completed television programming in syndication and on basic cable are recorded as revenue in the period that the products are available for exhibition, which, among other reasons, may cause substantial fluctuation in operating results. Unrecognized revenues attributable to such licensing agreements were approximately $634.9 million and $668.3 million at December 31, 2003 and 2002, respectively, including intercompany revenues of $345.2 million and $366.8 million.

2002 vs. 2001

        For 2002, Television revenues increased 3% to $7.5 billion principally driven by higher advertising revenues at the broadcast networks and the Stations group, partially offset by lower syndication revenues. CBS and UPN Networks combined advertising revenues increased 2%, with 9% growth for both CBS and UPN in primetime due to 5% average rate increases, partially offset by rate decreases in daytime and news dayparts. CBS Network had additional units available for sale in 2002 versus the prior year when there were fewer units available as a result of the events of September 11, during which CBS ran sustained news coverage from September 11 through September 14, 2001. CBS Network sold approximately 85% of its inventory in the upfront for the 2002/2003 season versus 65% of its inventory in the upfront for the 2001/2002 season. The revenue increases were partially offset by the absence of the Super Bowl, which CBS televised in 2001. The Stations group delivered 12% year-over-year advertising revenue growth led by increased political ads and higher sales in the automotive and services industries. The acquisition of KCAL-TV Los Angeles in May 2002 contributed 5% of the Stations group revenue growth for the year.

        For 2002, Television revenues also reflected a decrease in domestic and foreign syndication revenues and lower network revenues, partially offset by higher home entertainment revenues. Domestic syndication revenues included revenues from the initial availability to cable of 7TH HEAVEN, CHARMED, SISTER, SISTER, and ANY DAY NOW as well as higher library revenues from THE ANDY GRIFFITH SHOW and HAPPY DAYS. However, these revenues did not match the absence of contributions from the syndication of EVERYBODY LOVES RAYMOND, STAR TREK: THE NEXT GENERATION and CHEERS in the prior year and license fees from cancelled series including STAR TREK: VOYAGER, DR. LAURA and REAL TV. Foreign syndication revenues were lower primarily resulting from lower current series revenues partially offset by higher revenues from library product. Network revenues decreased as revenues from new series in the 2002/2003 season were more than offset by the absence of revenues from canceled series. Home entertainment revenues were higher primarily from the DVD release of seasons one through seven of STAR TREK: THE NEXT GENERATION.

        For 2002, Television operating income increased to $1.2 billion from $385.8 million as goodwill and intangible assets with indefinite lives are no longer amortized upon adoption of SFAS 142 on January 1, 2002. The increase also reflected the impact of the charge taken in the fourth quarter of 2001 in connection with the plan to integrate UPN with CBS operations. Production and programming expenses at the broadcast networks increased 1.5%, principally reflecting higher costs in primetime due to contractual series increases and higher sports rights offset by lower NFL costs due to the absence of the Super Bowl in 2002. The Stations group incurred higher costs for syndicated programming and sports rights. Total operating expenses, as a percentage of revenues, improved by one percentage point over the prior year.

Radio (Radio Stations)

        (Contributed 8% of consolidated revenues for the year ended December 31, 2003 and 9% for the years ended December 31, 2002 and December 31, 2001.)

Year Ended December 31,	2003	2002	2001

Revenues	$2,097.6	$2,121.6	$2,014.8
Operating income (OI)	$975.0	$1,007.6	$382.4
OI as a % of revenues	46%	47%	19%
Depreciation and amortization	$27.4	$30.8	$608.0
Capital expenditures	$14.1	$14.4	$12.4

2003 vs. 2002

        Radio revenues are generated from 185 domestic radio stations. For 2003, Radio revenues of $2.1 billion reflected a 1% increase in advertising revenues primarily from national sales. The advertising revenue growth was more than offset by lower ancillary revenues principally related to management services provided to Westwood One, an affiliated company. Revenues from these arrangements were approximately $64.3 million for the year ended December 31, 2003 and $110.4 million for the year ended December 31, 2002.

        For 2003, Radio operating income decreased 3% principally due to the revenue decrease and an increase in expenses. Operating expenses, primarily comprised of radio programming expenses including on-air talent, program rights amortization and other production costs, increased 7% for the year primarily reflecting contractual talent increases as well as increased sports rights. Selling, general and administrative expenses decreased 3%, reflecting $13 million of insurance recoveries and lower advertising and promotional expenditures for the year. Total expenses, as a percentage of revenues, increased one percentage point.

2002 vs. 2001

        For 2002, Radio revenues increased 5% to $2.1 billion. Advertising revenues increased 5% driven by an increase in spots sold for the year, with average spot rates increasing slightly. Radio also experienced an increase in ancillary revenues principally related to management services provided to Westwood One. Revenues from these arrangements were approximately $110.4 million for the year ended December 31, 2002 and $94.8 million for the year ended December 31, 2001. Radio operating income increased to $1.0 billion from $382 million as goodwill and intangible assets with indefinite lives are no longer amortized upon adoption of SFAS 142 on January 1, 2002, offset by incremental expenses associated with acquired sports rights.

Outdoor (Outdoor Advertising Properties)

        (Contributed 7% of consolidated revenues for each of the years ended December 31, 2003, 2002 and 2001.)

Year Ended December 31,	2003	2002	2001

Revenues	$1,748.3	$1,633.5	$1,656.6
Operating income (loss) (OI)	$207.9	$218.0	$(90.6)
OI as a % of revenues	12%	13%	NM
Depreciation and amortization	$215.9	$205.6	$617.9
Capital expenditures	$58.1	$67.1	$86.9

NM—Not meaningful

2003 vs. 2002

        For 2003, Outdoor revenues increased 7% to $1.7 billion reflecting a 17% increase from its European properties and a 2% increase in North America. Revenue growth from its European properties was principally driven by favorable foreign exchange rates. North American results reflected higher revenues from U.S. billboards, driven by an increase in the number of displays, partially offset by lower revenues from the U.S. transit business, due to a decrease in the number of displays and in the average per unit rate, and lower revenues from billboards in Mexico. Approximately 43% of Outdoor revenues were generated from international regions, principally Europe, in 2003 compared with 41% in 2002.

        For 2003, Outdoor operating income decreased 5% to $207.9 million as the revenue increase was more than offset by a 9% increase in total expenses principally due to higher billboard lease costs and sales-related expenses as well as in transit guarantees and posting rotation expenses due to shorter campaigns. Total expenses, as a percentage of revenues, increased one percentage point for the year.

2002 vs. 2001

        For 2002, Outdoor revenues decreased 1% to $1.6 billion due to weakness in the outdoor advertising market during the first half of 2002. The decline in revenues reflected a 5% decrease in domestic revenues, partially offset by a 4% increase in revenues from its European properties. Approximately 41% and 40% of Outdoor's revenues were generated from international regions, principally Europe, for 2002 and 2001, respectively.

        Outdoor operating income for 2002 increased to $218.0 million from an operating loss of $90.6 million, as goodwill and intangible assets with indefinite lives are no longer amortized upon adoption of SFAS 142 on January 1, 2002. Operating income also reflected higher guarantee payments on transit contracts in 2002 versus 2001.

Entertainment (Production and distribution of Motion Pictures; Consumer Publishing as well as the operation of Theme Parks, Movie Theaters and Music Publishing)

        (Contributed 15% of consolidated revenues for the years ended December 31, 2003 and 2002 and 16% for the year ended December 31, 2001.)

Year Ended December 31,	2003	2002	2001

Revenues	$4,101.3	$3,680.1	$3,626.8
Operating income (OI)	$271.4	$358.3	$215.3
OI as a % of revenues	7%	10%	6%
Depreciation and amortization	$129.7	$120.7	$182.8
Capital expenditures	$66.4	$74.6	$54.9

2003 vs. 2002

        For 2003, Entertainment revenues increased 11% to $4.1 billion principally reflecting higher Features, Theaters and Consumer Publishing revenues. Approximately 37% of Entertainment's revenues were generated from international regions, principally Europe and Canada.

        Features revenues were higher principally due to increased worldwide home entertainment, theatrical and pay television revenues, partially offset by lower network revenues. Worldwide home entertainment revenues included contributions from THE ADVENTURES OF INDIANA JONES—THE COMPLETE DVD MOVIE COLLECTION, HOW TO LOSE A GUY IN 10 DAYS, THE ITALIAN JOB and LARA CROFT TOMB RAIDER: THE CRADLE OF LIFE. Domestic theatrical revenues were lower than the prior year due in part to fewer titles in domestic theatrical release. Foreign theatrical revenues were higher than the prior year primarily due to contributions from HOW TO LOSE A GUY IN 10 DAYS, LARA

CROFT TOMB RAIDER: THE CRADLE OF LIFE and THE ITALIAN JOB. Pay television revenues were higher while network revenues were lower compared to the prior year, both reflecting a change in the mix of titles available.

        Theaters revenues increased 12% principally due to the benefit of favorable foreign currency translation, higher average admission prices and increased per capita spending, which more than offset a decline in attendance.

        Parks revenues increased slightly for the year primarily due to a 1% increase in average per capita spending and the benefit of favorable foreign currency translation, partially offset by a 2% decline in attendance.

        Publishing revenues increased 3% on the strength of its top-selling titles for the year which included "THE ULTIMATE WEIGHT SOLUTION" by Dr. Phil McGraw, "LIVING HISTORY" by Hillary Rodham Clinton and "THE DARK TOWER V (WOLVES OF THE CALLA)" by Stephen King.

        For 2003, Entertainment operating income decreased 24% to $271.4 million, as the revenue increases noted above were more than offset by increased Features distribution and film amortization costs. Total expenses, as a percentage of revenues, increased three percentage points.

        License fees for television exhibition of completed motion pictures are recorded as revenue in the period that the products are available for such exhibition, which, among other reasons, may cause substantial fluctuation in operating results. Unrecognized revenues attributable to such licensing agreements were approximately $1.2 and $1.3 billion as of December 31, 2003 and 2002, respectively, including intercompany revenues of $281.1 million and $303.7 million.

2002 vs. 2001

        For 2002, Entertainment revenues increased 1% to $3.7 billion principally reflecting higher Publishing, Theaters and Features revenues, partially offset by lower Parks revenues. Approximately 33% of Entertainment's revenues were generated from international regions, principally Europe and Canada.

        Features revenues were slightly higher principally due to higher network television, domestic home video, domestic syndication and pay television revenues, which were partially offset by lower worldwide theatrical, foreign syndication, foreign pay television and foreign home video revenues. Domestic theatrical revenues primarily included contributions from the theatrical release of THE SUM OF ALL FEARS, WE WERE SOLDIERS, JACKASS THE MOVIE, CHANGING LANES and STAR TREK NEMESIS. Worldwide home video revenues were higher than last year's revenues including contributions from VANILLA SKY, JIMMY NEUTRON: BOY GENIUS, THE SUM OF ALL FEARS and WE WERE SOLDIERS. Worldwide home video revenues included increases from the growth in demand for current releases and library titles in the DVD format and an overall decline in the demand for the VHS format.

        Theaters revenues increased 7% due to higher average admission prices, higher attendance and increased per capita concession spending. Attendance in 2002 increased 3% compared with the prior year. Average admission prices and per capita concession spending both increased 5% over the prior year.

        Publishing revenues increased 4% primarily due to income from new distribution agreements and higher sales in the Adult Group and Children's Book and Audio Divisions. The top-selling titles for 2002 included "FROM A BUICK 8" by Stephen King, "SELF MATTERS" by Dr. Phil McGraw and "EVERYTHING'S EVENTUAL" also by Stephen King.

        For 2002, Entertainment operating income increased 66% to $358.3 million as goodwill and intangible assets with indefinite lives are no longer amortized upon adoption of SFAS 142 on January 1, 2002. Operating income benefited from the revenue increases noted above and from lower development and overhead costs at Features and lower depreciation expense at Theaters.

Video (Home videocassette, DVD and video game rental and retail operations)

        (Contributed 22% of consolidated revenues for the year ended December 31, 2003, 23% for the year ended December 31, 2002 and 22% for the year ended December 31, 2001.)

Year Ended December 31,	2003	2002	2001

Revenues	$5,911.7	$5,565.9	$5,156.7
Operating income (OI)	$(847.8)	$355.8	$(219.6)
OI as a % of revenues	NM	6%	NM
Depreciation and amortization	$257.9	$233.8	$423.7
Capital expenditures	$176.8	$140.6	$93.1

NM—Not meaningful

2003 vs. 2002

        For 2003, Video revenues increased 6% to $5.9 billion as a result of growth in rental and retail revenues. International revenues accounted for 26% of total revenues with 62% from Europe and 20% from Canada.

        The following is a summary of revenues by category:

Year Ended December 31,	2003	Percentage of Total	2002	Percentage of Total	2001	Percentage of Total

Rental	$4,533.5	77%	$4,460.4	80%	$4,314.7	84%
Retail	1,281.6	22	1,019.7	18	735.2	14
Other	96.6	1	85.8	2	106.8	2

Total revenues	$5,911.7	100%	$5,565.9	100%	$5,156.7	100%

        The increase in revenues was primarily due to a net increase of 198 company-operated stores, favorable exchange rates and the fourth quarter of 2002 acquisitions of GameStation, Inc., a leading games retailer in the United Kingdom, and the remaining interest in joint venture stores in Italy. Worldwide same store revenues decreased 2.2% as a result of a 3.6% decrease in worldwide same store rental revenues, partially offset by a 3.7% increase in worldwide same store retail revenues. The decline in worldwide same store rental revenues was primarily the result of a weaker market worldwide. While the rental market slowed during 2003, retail demand for DVDs and games continued to increase and Blockbuster capitalized on this growth during the first half of 2003. The growth in same store retail revenues slowed during the second half of 2003 as Blockbuster competed against strong same store sales growth in the prior year. During the third and fourth quarters of 2002, Blockbuster implemented several promotions to increase demand for retail product. These initiatives were reduced in 2003 in order to focus on improving profitability.

Rental Revenues

        For 2003, rental revenues increased 1.6% to $4.5 billion due primarily to increases in movie rental revenues, offset slightly by decreased game rental revenues. The following is a summary of rental revenues by product category:

Year Ended December 31,	2003	Percentage of Total	2002	Percentage of Total	2001	Percentage of Total

Movie rental:
VHS	$1,435.7	32%	$2,190.1	49%	$3,057.8	71%
DVD	2,599.7	57	1,741.0	39	799.1	18

Total movie rental	4,035.4	89	3,931.1	88	3,856.9	89
Game rental	498.1	11	529.3	12	457.8	11

Total rental revenues	$4,533.5	100%	$4,460.4	100%	$4,314.7	100%

        The increase in rental revenues was primarily due to a net increase of 198 company-operated stores, favorable exchange rates and the fourth quarter of 2002 acquisition of the remaining interest in joint venture stores in Italy, partially offset by a 3.6% decrease in worldwide same store rental revenues, driven by decreases in both movies and games. The decrease in same store rental revenues was the result of a generally weaker rental market and increased competition from retail DVD sales as compared to prior year. Domestic operations represented 78.6% of rental revenues in 2003 as compared with 81.8% in 2002. Blockbuster's rental revenues are generated from the rental of VHS tapes, DVDs, video games and from any eventual sale of previously rented VHS tapes, DVDs and video games. Revenues generated from rental transactions include revenues received in connection with the initial rental of product, as well as revenues related to any continuations of such rentals past the initial rental period, as contemplated by Blockbuster's membership agreement.

        Blockbuster believes the decline in same store rental revenues was in line with the overall industry, reflecting a softening in the movie rental industry during the fourth quarter of 2003 and increased competition from retail DVD sales. Based upon Blockbuster's belief that the size of the video rental market has contracted as a result of the competition from DVD sell-through, simultaneous availability of rental and retail product and availability of other home video distribution channels, they expect the market to continue to decline slightly in the coming year.

Retail Revenues

        For 2003, retail revenues increased 26% to $1.3 billion due to increases in both movie and game sales. The following is a summary of retail revenues by product category:

Year Ended December 31,	2003	Percentage of Total	2002	Percentage of Total	2001	Percentage of Total

Movie sales:
VHS	$65.2	5%	$128.8	13%	$167.9	23%
DVD	516.4	40	370.4	36	178.8	24

Total movie sales	581.6	45	499.2	49	346.7	47
Game sales	305.0	24	164.7	16	31.0	4
General retail	395.0	31	355.8	35	357.5	49

Total retail revenues	$1,281.6	100%	$1,019.7	100%	$735.2	100%

        Retail revenues continued to grow as a percentage of total revenues during 2003, representing 21.7% of total revenues in 2003, compared with 18.3% of total revenues in 2002. The increase in overall retail revenues was primarily the result of the acquisition in the fourth quarter of 2002 of GameStation, Inc., favorable exchange rates and an increase in company-operated stores. In addition, worldwide same store retail revenues increased 3.7% driven by increases across all categories. Overall, retail revenue growth reflected an increase in units sold, both for movies and games, as well as an increase in the average unit price for movies due to a higher DVD mix, partially offset by a lower average unit price for games.

        In the fourth quarter of 2003, Blockbuster recorded a non-cash charge of approximately $1.3 billion resulting from the application of SFAS 142 and SFAS 144 to reduce the carrying value of its goodwill and other long-lived assets which resulted in an operating loss of $847.8 million for full year 2003. The impact of the charge more than offset the increase in gross profit that was driven by the overall growth in revenues and gross margin to 59.6% in 2003 from 57.6% in 2002, with both rental and retail gross margins improving year-over-year.

        Blockbuster ended 2003 with 8,867 worldwide company-owned and franchise stores, a net increase of 198 company-operated stores and 124 franchise stores over December 31, 2002. Viacom currently owns approximately 81.5% of Blockbuster (NYSE: BBI).

2002 vs. 2001

        For 2002, Video revenues increased 8% to $5.6 billion from $5.2 billion principally driven by an increase of 5.1% in worldwide same store revenues and a net increase of 495 company-operated stores from December 31, 2001 to December 31, 2002. Domestic revenues increased 7% while international revenues increased 13%. International revenues represented approximately 21% of Video revenues, with approximately 55% from Europe and 23% from Canada. Worldwide same store revenues, which includes rental and retail product, increased 5.1% primarily resulting from 32.6% growth in same store retail revenues, and 0.9% growth in same store rental revenues over the prior year. Domestic and international same store revenues increased 4.9% and 6.0%, respectively. Blockbuster ended 2002 with 8,545 worldwide company-owned and franchise stores, a net increase of 495 company-operated stores and 69 franchise stores over December 31, 2001.

        For 2002, Video operating income increased to $355.8 million from a loss of $219.6 million as goodwill and intangible assets with indefinite lives are no longer amortized upon adoption of SFAS 142 on January 1, 2002. The improvement in operating income was also due to the charge reflected in 2001 results as described below. Blockbuster recorded a reserve of $18.7 million in the fourth quarter of 2002 for lease obligations related to Wherehouse Entertainment Inc., which filed for bankruptcy in January 2003. Blockbuster had previously agreed to indemnify the Company with respect to these lease guarantees. The Company has accounted for these reserves in discontinued operations and the $18.7 million had no impact on the Company's operating results for 2002.

        During the third quarter of 2001, Blockbuster began implementation of a strategic re-merchandising plan to allow for an expansion of store space for DVD and other strategic product offerings, which it completed by December 31, 2001. In connection with its plan, Blockbuster disposed of approximately 30% of its rental VHS library in its stores, certain VHS merchandise inventory primarily located in its distribution center and certain games from its rental library in its stores. The net book value of the eliminated inventory, net of proceeds, resulted in a primarily non-cash charge of approximately $195.9 million to operating expenses in the Company's Consolidated Statements of Operations. Blockbuster also recorded a charge of approximately $26.9 million in selling, general and administrative expenses, primarily related to employee, labor and supply and disposal costs to execute the plan. Additionally, $2.6 million was charged to depreciation expense for the write-off of fixed assets and $1.9 million was charged below operating income to equity in loss of affiliated companies for the adoption of a similar re-merchandising plan at one of Blockbuster's joint venture operations. The plan was completed by the end of 2001 through the destruction or sale of the identified items.

        Also, during the third quarter of 2001, Blockbuster recorded approximately $27.6 million in selling, general and administrative expenses related to two lawsuits.

        The amounts described above, including $141.7 million recorded as the change in accounting estimates for rental inventory, represented the 2001 pre-tax charge of approximately $396.6 million.

Financial Position

        Current assets increased 8% to $7.7 billion at December 31, 2003 from $7.2 billion at December 31, 2002 primarily due to an increase of $615.3 million in accounts receivable and an increase of $219.3 million in cash and cash equivalents, partially offset by a decrease in other current assets of $133.4 million. The increase in accounts receivable was driven primarily by higher fourth quarter revenues from Entertainment as well as increased advertising and affiliate revenues at MTV Networks. Also contributing to this increase was the acquisition of the remaining 50% interest in Comedy Central, as well as the timing of customer payments. The allowance for doubtful accounts as a percentage of receivables was 6.4% at December 31, 2003 compared with 7.0% at December 31, 2002. This decrease reflected improved receivable aging at the end of 2003 and favorable customer settlements during the year.

        Net property and equipment decreased $120.7 million to $6.0 billion at December 31, 2003 from $6.1 billion at December 31, 2002 primarily reflecting depreciation expense of $896.8 million partially offset by capital expenditures of $534.4 million, foreign currency translation adjustments of $158.8 million and the addition of capital leases of $80.3 million. Goodwill of $57.1 billion decreased $59.5 million from December 31, 2002, reflecting the $1.3 billion non-cash charge related to Blockbuster's goodwill, partially offset by additional goodwill resulting from acquisitions, primarily the remaining 50% interest in Comedy Central.

        Current liabilities increased $238.8 million to $7.6 billion primarily due to increases of $159.7 million in income taxes payable and $195.4 million in participants' share, residuals and royalties payable, primarily for feature films. These increases were partially offset by a decrease in accounts payable of $122.3 million, primarily relating to purchases made by Blockbuster at the end of 2002. Total debt, including current maturities, decreased $524.7 million to $9.9 billion at December 31, 2003 principally reflecting the use of cash from operations to reduce outstanding debt. Minority interest of $627.0 million at December 31, 2003 decreased $218.2 million from $845.2 million at December 31, 2002 reflecting the impact on minority owners of the write-down of Blockbuster's goodwill, as well as the purchases of Blockbuster Class A common stock in 2003 in order to maintain Viacom's consolidated tax position with Blockbuster.

Cash Flows

        Operating Activities.    Net cash flow from operating activities of $3.5 billion for the year ended December 31, 2003 principally reflected net earnings of $1.4 billion adjusted for non-cash charges of $1.3 billion and depreciation and amortization of $999.8 million. Additionally, operating cash flow reflected increases in participation liabilities and decreases in other assets offset by increases in receivables noted above and payments of accounts payable. The reduction in accounts payable was largely attributable to the purchases of merchandise inventory by Blockbuster at the end of 2002. Operating cash flow also benefited from the tax benefit associated with the exercise of employee stock options of $77.1 million. Net cash flow from operating activities of $3.1 billion for the year ended December 31, 2002 principally reflected net earnings of $725.7 million adjusted for non-cash charges of $1.5 billion for the adoption of SFAS 142 and depreciation and amortization of $945.6 million. Additionally, operating cash flow benefited from the utilization of deferred tax assets of $655 million and from the tax benefit associated with the exercise of employee stock options of $210.3 million. These increases were partially offset by an additional investment in Blockbuster's merchandise and rental inventory and increased program rights for television series and sports. Net cash flow from operating activities of $3.5 billion for the year ended December 31, 2001 principally reflected a net loss of $223.5 million adjusted for depreciation and amortization of

$3.1 billion, and for the 2001 Blockbuster, MTVN and UPN charges plus decreases in accounts receivable, partially offset by payments of accrued expenses and accounts payable.

        Cash paid for income taxes of $933.9 million for 2003 was higher than 2002 payments of $630.1 million principally due to higher operating income (excluding the non-cash impairment charge) as well as the absence of 2002 non-recurring items. The Company anticipates that higher operating income and the absence of non-recurring tax attributes in 2004 will result in an increase in cash payments for taxes of approximately $500 million to $700 million over 2003 levels.

        While the Company does not have direct access to Blockbuster's cash flow, should the Company complete the divestiture of Blockbuster in 2004, the Company's operating cash flow would decrease by the amount of their cash flow. For the year ended December 31, 2003, Blockbuster's operating cash flow was approximately 17% of the Company's consolidated cash flow.

        Investing Activities.    Net cash expenditures for investing activities of $1.9 billion for the year ended December 31, 2003 principally reflected acquisitions of $1.3 billion, capital expenditures of $534.4 million principally for video stores, broadcasting equipment and outdoor advertising structures and additional investments of $40.0 million in affiliated companies. Acquisitions primarily consisted of the acquisition of the remaining 50% interest in Comedy Central, as well as Outdoor's acquisition of a billboard operator in Puerto Rico and the purchase of $62.3 million of Blockbuster Class A stock by the Company in order to maintain its ownership interest of at least 80% for tax consolidation purposes. These expenditures were partially offset by proceeds from dispositions of certain investments and fixed assets totaling $47.3 million. Net cash expenditures for investing activities of $1.5 billion for the year ended December 31, 2002 principally reflected capital expenditures of $537.1 million, additional investments of $60.8 million in affiliated companies and acquisitions of $926.0 million primarily reflecting the acquisition of KCAL-TV and the remaining interest in Noggin that the Company did not already own. Activity in 2002 also reflected Blockbuster's acquisition of the remaining 51% interest in an Italy joint venture and the acquisition of a games retailer in the United Kingdom. During 2002, the Company acquired shares of Blockbuster's Class A common stock for $11.2 million. These expenditures were partially offset by proceeds from dispositions of certain investments and fixed assets totaling $72.2 million. Net cash expenditures for investing activities of $1.2 billion for the year ended December 31, 2001 principally reflected the acquisitions of BET and outdoor businesses and capital expenditures of $515.4 million partially offset by proceeds from dispositions of radio stations and other assets.

        Capital expenditures for 2004 are anticipated to be approximately $700 million. The increase over 2003 levels is primarily to support Blockbuster's various revenue and profitability growth initiatives, as well as systems and infrastructure improvements. The Company spent $534.4 million during 2003. Capital expenditures are funded with cash flows from operations.

        Financing Activities.    Net cash flow used for financing activities of $1.4 billion for the year ended December 31, 2003 principally reflected the purchase of Company stock for $945.1 million, repayment of notes and debentures of $771.2 million and the net repayment of bank debt, including commercial paper, of $472.1 million, including payments of financing costs. In addition, the Company paid $104.6 million in dividends to stockholders in the fourth quarter of 2003. These uses were partially offset by proceeds from the issuance of notes of $736.5 million, net of financing costs, and from the exercise of employee stock options of $263.3 million. Net cash flow used for financing activities of $1.8 billion for the year ended December 31, 2002 principally reflected the repayment of notes and debentures of $1.0 billion, the net repayment of bank debt, including commercial paper, of $1.2 billion, and the purchase of Company stock for $1.1 billion. These uses were partially offset by proceeds from the issuance of notes of $1.3 billion and from the exercise of employee stock options of $357.6 million. Net cash flow used for financing activities of $2.5 billion for the year ended December 31, 2001 reflected the net repayment of debt for $1.6 billion and the purchase of Company stock for $1.1 billion, partially offset by proceeds from the exercise of employee stock options of $184.6 million.

        In 2004, the declarations of a $.06 per share quarterly dividend would result in an annual payment to Viacom's stockholders of approximately $420 million. On January 28, 2004, the Company's Board of Directors declared a $.06 per share quarterly dividend payable April 1, 2004 to Viacom's stockholders of record at the close of business on February 27, 2004.

Stock Purchase Program

        During 2003, on a trade date basis, the Company purchased approximately 23.6 million shares of its Class B Common Stock for approximately $981.4 million under its stock purchase programs, of which $545.3 million was spent in the fourth quarter for 13.3 million shares. As of December 31, 2003 there was approximately $1.9 billion remaining under the current $3.0 billion purchase program. From January 1 through March 10, 2004, the Company purchased an additional 8.2 million shares for approximately $336.6 million. During 2002, on a trade date basis, the Company purchased approximately 27.8 million shares of its Class B Common Stock for approximately $1.2 billion under its stock purchase programs, of which $350.7 million was spent in the fourth quarter of 2002 for 8.1 million shares.

Acquisitions

        On May 22, 2003, the Company acquired the remaining 50% interest in Comedy Central that it did not own for $1.2 billion in cash. Comedy Central's results have been consolidated as part of Cable Networks, effective from the date of acquisition. The excess purchase price over the fair value of the tangible net assets acquired of approximately $1.1 billion was allocated to goodwill. The final allocation of the purchase price will be based on comprehensive final evaluations of the fair value of Comedy Central's assets acquired and liabilities assumed.

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

Capital Structure

At December 31,	2003	2002

Notes payable to banks	$107.2	$423.7
Commercial paper	20.0	174.6
Senior debt	9,474.7	9,530.7
Senior subordinated debt	66.3	56.1
Other notes	26.0	28.6
Obligations under capital leases	387.0	392.2

Total Debt	10,081.2	10,605.9
Less current portion	196.3	199.0
Less discontinued operations debt (a)	201.7	201.7

Total Long-Term Debt	$9,683.2	$10,205.2

    (a)
    Included in "Other liabilities" on the consolidated balance sheets.

        Total debt of $10.1 billion at December 31, 2003 and $10.6 billion at December 31, 2002 was 13.8% and 14.5%, respectively, as a percentage of total capitalization of the Company.

        The senior debt of Viacom Inc. is fully and unconditionally guaranteed by its wholly owned subsidiary Viacom International Inc. The senior debt and senior subordinated debt of the Company's wholly owned subsidiaries, CBS Broadcasting Inc. and Go Outdoor Systems Holdings S.A., respectively, are not guaranteed; the aggregate outstanding amount of such debt at December 31, 2003 was $118.5 million.

        The Company's total debt presented above includes, for the year ended December 31, 2003 and December 31, 2002, respectively, (i) an aggregate unamortized premium of $41.4 million and $49.5 million and (ii) the net change in the carrying value of the debt relating to fair value swaps of $48.2 million and $86.2 million.

        For the years ended December 31, 2003 and 2002, the following debt issuances, maturities and redemptions occurred:

Debt Issuances

  May 14, 2003, $300.0 million 4.625% senior notes due 2018
  May 14, 2003, $450.0 million 5.50% senior debentures due 2033
  August 28, 2002, $600.0 million 5.625% senior notes due 2012
  April 25, 2002, $700.0 million 5.625% senior notes due 2007

        Interest on all of the above debt instruments is paid semi-annually.

Debt Maturities

  September 1, 2003, 6.875% notes, $275.0 million
  January 15, 2003, 6.75% senior notes, $333.8 million
  June 15, 2002, 8.375% notes, $321.8 million
  January 15, 2002, 7.50% senior notes, $250.0 million
  January 1, 2002, 7.625% senior notes, $143.0 million

Debt Redemptions

  July 15, 2003, $150.0 million 7.50% senior debentures due 2023 at 103.6% of principal
  August 1, 2002, $239.5 million 8.25% senior debentures due 2022 at 103.5% of principal
  June 15, 2002, $2.6 million 8.875% senior subordinated notes due 2007 at 104.4% of principal
  June 1, 2002, $31.1 million 8.875% senior debentures due 2022 at 104.1% of principal
  January 15, 2002, $18.7 million 11.375% subordinated exchange debentures due 2009 at 105.7%
          of principal

        For the years ended December 31, 2003 and 2002, the Company repurchased approximately $1.0 million and $55.0 million of its debt, respectively.

        The Company's scheduled maturities of long-term debt at face value, excluding commercial paper and capital leases, outstanding at December 31, 2003 were as follows:

	Year of Maturity
	2004	2005	2006	2007	2008	2009 and thereafter

Long-term debt	$126.1	$1,472.8	$801.7	$700.2	$.2	$6,483.6

Viacom Credit Agreement

        As of December 31, 2003, the Company's credit facilities, excluding Blockbuster's credit facility, totaled $4.65 billion comprised of a $1.7 billion 364-day revolving facility due February 2004, a $1.45 billion revolving facility due May 2005 and a $1.5 billion revolving facility due March 2006 (collectively, the "Credit Facilities"). In February 2004, the Company entered into a $3.0 billion 5-year credit facility which replaced the $1.7 billion and $1.45 billion facilities. The terms and conditions of the $3.0 billion facility are substantially similar to the $1.5 billion facility. The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the $3.0 billion and $1.5 billion facilities. Borrowing rates under the facilities are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments. As of December 31, 2003, the Company had unused revolving credit facilities, excluding Blockbuster's credit facility, of $4.41 billion in the aggregate.

        The facilities contain covenants, which, among other things, require that the Company maintain a minimum interest coverage ratio. At December 31, 2003, the Company was in compliance with all covenants under the Credit Facilities.

        The primary purpose of the credit facilities is to support commercial paper borrowings. At December 31, 2003, the Company had commercial paper borrowings of $20.0 million under its $4.65 billion commercial paper program. The Company's credit facilities supporting the commercial paper borrowings totaled $4.5 billion in February 2004. Borrowings under the program have maturities of less than a year.

        At December 31, 2003, the Company had classified approximately $21.6 million of commercial paper and other debt scheduled to mature within the next twelve months as long-term debt, reflecting its intent and ability, through the existence of unused revolving credit facilities, to refinance this debt on a long-term basis.

Blockbuster Credit Agreement

        As of December 31, 2003, Blockbuster's credit agreement (the "Blockbuster Credit Agreement") was comprised of a $600.0 million long-term revolver due July 1, 2004 and a $100.0 million term loan due in quarterly installments ending July 1, 2004. Blockbuster had $600.0 million of available borrowing capacity under the long-term revolver at December 31, 2003. Interest rates under the Blockbuster Credit Agreement are based on the prime rate in the United States or LIBOR (plus a margin, or "LIBOR spread," based on leverage ratios, which is currently 1.25%) at Blockbuster's option at the time of borrowing. The weighted-average interest rate at December 31, 2003 for borrowings under the Blockbuster Credit Agreement was 2.4%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at December 31, 2003).

        The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, purchase of Blockbuster's common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At December 31, 2003, Blockbuster was in compliance with all covenants under the Blockbuster Credit Agreement.

Accounts Receivable Securitization Programs

        As of December 31, 2003 and December 31, 2002, the Company had an aggregate of $1.0 billion and $981.9 million, respectively, outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable and debt on the Company's consolidated balance sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from the programs were used to reduce outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs meet certain performance ratios. As of December 31, 2003, the Company was in compliance with the required ratios under the receivable securitization programs.

Liquidity and Capital Resources

        The Company believes that its operating cash flow ($3.5 billion in 2003), cash and cash equivalents ($850.7 million at December 31, 2003), borrowing capacity under committed bank facilities (which consisted of unused revolving credit facilities, excluding Blockbuster's credit facility, of $4.41 billion in the aggregate at December 31, 2003), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments and its financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film operations, and talent contracts will come primarily from cash flow from operations.

        The Company continually projects anticipated cash requirements, which include capital expenditures, share purchases, acquisitions, dividends and principal payments on its outstanding indebtedness, as well as cash flows generated from operating activity available to meet these needs. Any net cash funding requirements are financed with short-term borrowings (primarily commercial paper) and long-term debt. Commercial paper borrowings, which also accommodate day-to-day changes in funding requirements, are backed by committed bank facilities that may be utilized in the event that commercial paper borrowings are not available. The Company's strong credit position, which is reflected by an A-/A3 rating, affords access to the capital markets. The Company anticipates that scheduled debt maturities in 2004 will be funded with cash and cash equivalents and cash flows generated from operating activities. There are no provisions in any of the Company's material financing agreements that would cause an acceleration of the obligation in the event of a downgrade in the Company's debt ratings.

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

        For the year ended December 31, 2003, the Company had a total of $759.8 million of long-term debt maturities, redemptions and repurchases and issued $750 million of long-term debt. The long-term debt issuances maintained the Company's unused borrowing capacity and its financial flexibility.

        As of December 31, 2003, the Company's significant contractual obligations, including payments due by period, were as follows:

	Payments Due by Period
	Total	2004	2005-2006	2007-2008	2009 and thereafter

Programming and talent commitments (1)	$13,199.2	$3,555.8	$3,972.2	$2,152.2	$3,519.0
Operating leases (2)	5,436.8	972.0	1,546.1	1,016.9	1,901.8
Guaranteed minimum franchise payments (3)	1,453.5	424.5	620.3	204.7	204.0
Purchase obligations (4)	1,155.9	758.9	238.2	79.7	79.1
Capital lease obligations (including interest) (5)	508.6	102.2	161.7	116.6	128.1
Long-term debt obligations (6)	9,584.6	126.1	2,274.5	700.4	6,483.6
Other long-term liabilities (7)	1,763.5	—	1,458.0	192.1	113.4

(1)
Programming and talent commitments of the Company include $8.2 billion for the acquisition of sports programming rights, $3.2 billion relating to television, radio and feature film production and acquisitions and $1.1 billion for talent contracts.

(2)
Includes long-term noncancelable operating lease commitments for retail and office space and equipment, transponders, studio facilities and vehicles.

(3)
Viacom's outdoor advertising business has franchise rights entitling it to display advertising on media including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks and stadium signage. Under most of these franchise agreements, the franchiser is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment.

(4)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(5)
Includes capital leases for satellite transponders and buildings.

(6)
Long-term debt obligations are presented at face value.

(7)
Long-term contractual obligations, including program liabilities and participations due to producers and residuals.

Off-Balance Sheet Arrangements

        The Company's off-balance sheet arrangements primarily consist of the guarantees described below.

  Guarantees

        The Company owns a 50% equity interest in United Cinemas International ("UCI"), which operates movie theaters in Europe, Latin America and Asia. As of December 31, 2003, the Company guaranteed approximately $291.9 million of UCI's debt obligations under a revolving credit facility, which expires in December 2004, and $175.6 million of UCI's theater leases. The Company also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres LLC and guarantees certain theater leases for approximately $13.2 million. The debt and lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of December 31, 2003.

        Additionally, the Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $348.0 million at December 31, 2003 and are not recorded on the balance sheet as of December 31, 2003.

        The Company is also subject to certain off-balance sheet lease guarantees related to the divestitures of certain businesses. In October 1998, Blockbuster Music stores were sold to Wherehouse Entertainment Inc. ("Wherehouse"). Some of the leases transferred in connection with this sale had previously been guaranteed either by the Company or its affiliates. The remaining initial terms of these leases expire on various dates through 2007. However, certain leases contain renewal options that can extend the primary lease term and remain subject to the guarantee. Blockbuster had previously agreed to indemnify the Company with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guaranty expirations originally available to Blockbuster in connection with the Wherehouse bankruptcy, Blockbuster's estimated a contingent liability of approximately $36.0 million. Of this amount Blockbuster recorded a reserve of $18.7 million during the fourth quarter of 2002 which represented its estimate of the lease guarantee obligation at that time. During 2003, Blockbuster paid approximately $8.2 million associated with the lease guarantee obligation. As of December 31, 2003, Blockbuster estimated its contingent liability for Wherehouse leases to be approximately $12.6 million. Of this amount Blockbuster determined its reserve to be $7.9 million and as a result Blockbuster reduced its original reserve by $2.6 million. The Company had previously accounted for these reserves in discontinued operations.

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

        Claims typically are both filed and settled in large groups, which makes the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2003, the Company had pending approximately 112,280 asbestos claims, as compared to approximately 103,800 as of December 31, 2002 and approximately 106,000 as of December 31, 2001. The 2002 and 2001 numbers of claims included approximately 1,100 claims and 7,100 claims, respectively, on inactive dockets in various states which would not be counted as pending under the Company's current methodology. Of the claims pending as of December 31, 2003, approximately 82,340 were pending in state courts, 27,400 in federal court and approximately 2,540 were third party claims. During 2003, the Company received approximately 36,990 new claims and closed or moved to an inactive docket approximately 28,500 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

        Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third party claims. The Company's total costs (recovery) in 2003 and 2002 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $(8.7) million and $28 million, respectively. A portion of such costs relates to claims settled in prior years. If proceeds received in 2003 from commuted insurance policies were excluded from the Company's total costs in 2003, the Company's total costs after insurance recoveries and net of tax benefits would have been $56.6 million.

        Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos, lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure, other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at December 31, 2003. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury.

        The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and that these asbestos liabilities are not likely to have a material adverse effect on its results of operations, financial position or cash flows.

        The Company from time to time receives claims from federal and state environmental regulatory agencies and other entities asserting that it is or may be liable for environmental cleanup costs and related damages principally relating to discontinued operations conducted by companies acquired by the Company. In addition, the Company from time to time receives personal injury claims including toxic tort and product liability claims arising from historical operations of the Company and its predecessors.

        Antitrust.    In July 2002, judgment was entered in favor of the Company, Blockbuster, Paramount Home Entertainment and other major motion picture studios and their home video subsidiaries with respect to a complaint filed in the United States District Court for the Western District of Texas. The complaint included federal antitrust and California state law claims. In August 2003, the Fifth Circuit Court of Appeals affirmed the federal court judgment. The Supreme Court of the United States refused plaintiffs' petition for writ of certiorari in March 2004. In February 2003, a similar complaint that had been filed in a Los Angeles County Superior Court was also dismissed with prejudice. The plaintiffs have appealed the California state court dismissal, as well as a prior denial of class certification. The Company believes that the plaintiffs' positions in these litigations are without merit and intends to continue to vigorously defend itself in the litigations.

        Blockbuster Securities Actions.    During February and March 2003, putative class action complaints were filed against Blockbuster in the United States District Court for the Northern District of Texas. A director and certain officers of Blockbuster were also named as defendants. The remaining putative class actions have been consolidated into one action styled In re Blockbuster Inc. Securities Litigation, which is pending in the same court. The consolidated amended complaint, filed July 2003, claims violations of the Securities Exchange Act of 1934 for the time period approximately between February and December 2002. It also generally alleges that the defendants made untrue statements of material fact and/or omitted to disclose material facts about Blockbuster's business and operations, that the value of Blockbuster's common stock was therefore artificially inflated and that certain of the individual defendants sold shares of Blockbuster's common stock at inflated prices. The plaintiffs seek unspecified compensatory damages. In addition, three shareholder derivative actions were filed in February, March and April 2003, of which one is pending in federal court in Texas and two have been consolidated into one action in Texas state court, each arising from substantially similar operative facts. These shareholder derivative actions include claims for breach of fiduciary duties for various time periods beginning in February 2002 and name certain Blockbuster officers and directors, some of whom are directors and/or executive officers of the Company, as individual defendants, and Blockbuster as a nominal defendant. The Company and Blockbuster believe the plaintiffs' positions in all of these actions are without merit and Blockbuster intends to vigorously defend these matters.

        Other.    In December 2002, Buena Vista Home Entertainment, Inc. filed a complaint in the United States District Court for the Central District of California claiming that Blockbuster had breached the revenue-sharing agreement between the two parties. Buena Vista claims damages in excess of $120 million. Blockbuster has answered and asserted counterclaims for reformation and breach of contract. On July 22, 2003, the California federal court granted Buena Vista's motion for partial summary judgment, stating in its ruling that a liquidated damages provision in the contract is enforceable. The court reaffirmed its ruling when it denied Blockbuster's motion for reconsideration in February 2004. Blockbuster has several remaining defenses to the claims asserted by Buena Vista. Blockbuster and the Company believe the plaintiff's position is without merit, and intend to vigorously defend this matter.

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

  Foreign Exchange Risk

        The Company conducts business with companies in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. dollar. In order to hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, the Singapore Dollar and the Euro, foreign currency forward and option contracts are used. Additionally, the Company designates forward contracts used to hedge future production costs as cash flow hedges. The change in fair value of the non-designated contracts is included in current period earnings as part of "Other items, net". The Company manages the use of foreign exchange derivatives centrally. At December 31, 2003, the notional value of all foreign exchange contracts was $296.9 million, of which $12.0 million related to the hedging of future productions costs. The remaining $284.9 million represents hedges of underlying foreign currency balances, expected foreign currency net cash flows and investment hedges. At December 31, 2002, the notional value of all foreign exchange contracts was $266.0 million, of which $49.0 million related to the hedging of future productions costs. The remaining $217.0 million represented hedges of underlying foreign currency balances, expected foreign currency net cash flows and investment hedges.

  Interest Rate Risk

        The Company's interest expense is exposed to movements in short-term rates. Swap agreements are used to modify this exposure. This includes both fixed to variable rate swaps, which are designated as fair value hedges, and variable to fixed rate swaps, which are designed as cash flow hedges. Based on the amount of variable rate debt and receivable securitization programs outstanding at December 31, 2003, a 100 basis point change in interest rates would cause a $23.8 million change to pre-tax earnings. As of December 31, 2003 if all parties were to agree, the swaps could have been terminated by a net payment from the counterparties of approximately $47.6 million.

        The Company has entered into cash flow swap agreements which effectively converted variable rate interest payments on commercial paper to a fixed rate. As of December 31, 2003, the notional amount outstanding relating to these agreements was approximately $19.4 million and the swap agreements mature in September 2004. Interest is received based upon three-month LIBOR and is paid at approximately 5.07%. The amount of the ineffectiveness of these cash flow hedges that was reflected in earnings was immaterial.

        The effective portion of the change in value of cash flow hedges is reported in other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. During the next twelve months, approximately $.5 million will be amortized into earnings. The ineffective portion of the hedges included in earnings was not material. The change in value of the fair value hedges and the hedged instruments is reported in earnings for the periods presented.

        On May 14, 2003, the Company entered into additional $300 million notional swap agreements, which converted fixed rate debt obligations into variable rate debt obligations. The swaps mature on May 1, 2018 and the Company receives interest at approximately 4.55% and pays three-month LIBOR.

        On April 25, 2002, the Company entered into additional $700 million notional swap agreements, which converted fixed rate debt obligations into variable rate debt obligations. The swaps mature on May 1, 2007 and the Company receives interest at approximately 5.11% on $400 million and 5.35% on $300 million, and pays three-month LIBOR.

        During December 2001, the Company entered into $750 million notional amount of swap agreements, which converted fixed rate debt obligations into variable rate debt obligations. Of the $750 million notional amount, $225 million received interest at approximately 3.2% and was to mature on January 15, 2003 and $275 million received interest at approximately 3.8% and was to mature on September 1, 2003. These swaps were terminated in November 2002 resulting in the Company receiving $8.7 million in cash which was amortized into earnings over the remaining life of the respective debt. These fair value hedges were fully effective. The remaining $250 million in notional amount matures on June 1, 2005 and receives interest at approximately 4.5%. These fair value hedges are fully effective. All the swaps paid or pay interest based on three-month LIBOR.

  Credit Risk

        The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2003 due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

Related Parties

        National Amusements, Inc. ("NAI") is a closely held corporation that beneficially owns the Company's Class A Common Stock, representing approximately 71% of the voting power of all classes of the Company's Common Stock, and approximately 11% of the Company's Class A Common Stock and Class B Common Stock on a combined basis at December 31, 2003. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board of Directors and Chief Executive Officer of the Company.

        NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount Pictures, a division of the Company. During the years ended December 31, 2003, 2002, and 2001, NAI made payments to Paramount Pictures in the aggregate amounts of approximately $9.6 million, $12.3 million and $18.2 million, respectively.

        NAI and Mr. Redstone owned in the aggregate approximately 30% of the common stock of Midway Games Inc. ("Midway") as of December 31, 2003. Midway sells home video games to Blockbuster and also places advertisements on various of the Company's cable networks from time to time. During the years ended December 31, 2003, 2002 and 2001, transactions with Midway totaled approximately $9.9 million, $12.2 million and $3.8 million, respectively.

        The Company owns a minority equity interest in Westwood One, Inc. ("Westwood One"). Most of Infinity's radio stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's radio programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and in certain instances, shares in revenue from the sale by Westwood One of Infinity's programming. In addition, certain employees of Infinity serve as officers of Westwood One for which the Company receives a management fee. CBS Television and Cable Networks also enter into programming agreements with Westwood One. Revenues from these arrangements were approximately $85.5 million, $127.7 million and $104.1 million in 2003, 2002 and 2001, respectively.

Recent Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 as of July 1, 2003 did not have any effect on the Company's financial position.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which was replaced in December 2003 by the issuance of FIN 46R ("FIN 46R"). FIN 46R explains how to identify variable interest entities ("VIEs") and how a company should assess its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The provisions of FIN 46R are effective for special purpose entities (SPEs) as of December 31, 2003. The Company has completed its review of its special purpose entities under FIN 46R and has determined that the application of FIN 46R did not impact the Company's consolidated financial position or results of operations or cash flows. The provisions of FIN 46R must be applied to VIEs as of March 31, 2004. The Company is in the process of evaluating the impact, if any, the adoption of the remaining provisions of FIN 46R will have on the Company.

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

  •
  In accordance with SFAS 142, the Company tests goodwill and other intangible assets for impairment during the fourth quarter of each year, and on an interim date should factors or indicators become apparent that would require an interim test. A significant downward revision in the present value of estimated future cash flows for a reporting unit could result in an impairment of goodwill under SFAS 142 and a non-cash charge would be required.

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

  •
  Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate reflects the rate at which the pension benefit obligations could effectively be settled. The Company used investment grade corporate bond yields to support its discount rate assumption. The expected return on plan assets assumption was derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. For 2003, the unrecognized actuarial loss for pension plans decreased as a result of plan assets producing a return higher than the expected return due to the market conditions in 2003 partially offset by lowering the discount rate for the Company's major plans from 6.5% in 2002 to 6.0% in 2003. As of December 31, 2003, the total accumulated benefit obligations exceeded the fair value of the corresponding plan assets and therefore, the Company recorded a minimum pension liability of $773.8 million. As of December 31, 2002, such pension liability was $865.0 million.

Risk Factors

        The risk factors listed below, in addition to those set forth elsewhere in this report, could affect the business and future results of the Company. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

  •
  The Company's basic cable networks and premium subscription television networks are dependent upon affiliation agreements with cable and direct-to-home satellite services ("DTH") distributors on acceptable terms. The loss of carriage on such distributors, or continued carriage on less favorable terms, could adversely affect, with respect to basic cable networks, revenues from subscriber fees and the ability to sell advertising and, with respect to premium subscription television networks, subscriber fee revenues. In addition, continued consolidation among cable and/or DTH distributors and vertical integration of such distributors into the cable or broadcast network business, could have an adverse effect on subscriber fees and advertising revenues, as the Company's ability to launch new networks or maintain or obtain additional distribution for existing networks is impacted by these factors.

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

  •
  In accordance with SFAS 142, the Company tests goodwill and other intangible assets for impairment during the fourth quarter of each year, and on an interim date should factors or indicators become apparent that would require an interim test. A significant downward revision in the present value of estimated future cash flows for a reporting unit could result in an impairment of goodwill under SFAS 142 and a non-cash charge would be required. Such a charge could have a significant effect on the Company's reported net earnings.

  •
  The Board of Directors of the Company has authorized pursuing the divestiture of Viacom's approximately 81.5% interest in Blockbuster, and the Company, while continuing to consider other alternatives, anticipates that the divestiture would be achieved through a tax-free split-off. The Company may determine, for market or other reasons, not to effectuate the divestiture of Blockbuster, or a split-off of Blockbuster, if it does occur, may be taxable. In addition, should the Company complete a divestiture of Blockbuster, if the fair value of Blockbuster at the date of divestiture were below book value, a loss would be recognized. Such a loss could have a significant effect on the Company's reported net earnings.

  •
  While the Company seeks to ensure compliance with FCC indecency laws and regulations, the definition of "indecency" is subject to interpretation and there can be no assurance that employees of the Company will not make decisions resulting in the broadcast of programming that does not meet such standards. Such programming could subject the Company to regulatory review or investigation, fines, adverse publicity or other sanctions including the loss of station licenses.

  •
  Technology developments, including digital copying and file compression, and the growing penetration of high-bandwidth Internet connections, increase the threat of content piracy by making it easier to duplicate and widely distribute pirated material. The Company takes actions to vigorously enforce its rights and protect its copyrighted materials and products, however there can be no assurance that it will be successful in preventing the distribution of pirated content. Increased piracy of the Company's copyrighted materials could negatively affect its operations and financial results.

  •
  Advances in technologies such as personal video recorders and video-on-demand and changes in consumer behavior facilitated by these or other technologies could have an adverse effect on the Company's businesses, particularly its television and video businesses.

  •
  The Company has contingent liabilities related to discontinued businesses, including environmental liabilities, liabilities related to illnesses of former employees and other pending and threatened litigation. While the pending or threatened litigations and environmental and other liabilities should not have a material adverse effect on the Company, there can be no assurance in this regard.

  •
  The Company's home video retail business currently enjoys a competitive advantage over most other movie distribution channels, except theatrical releases, due to the early timing of the video retailer "distribution window." The video business could be negatively affected if the video retail distribution windows were no longer the first following the theatrical release; the length of the video retail distribution window were shortened; or the video retail distribution windows were no longer as exclusive as they are now. The Company believes that the studios have a significant interest in maintaining a viable video retail industry; however, the order, length and exclusivity of each window for each distribution channel is determined solely by the studio releasing the movie and the Company cannot predict the impact, if any, of any future decisions by the studios. Increased studio licensing of product to video-on-demand and similar services might impact their decisions with respect to the timing and exclusivity of the video retailer distribution window with possible adverse effect on the Video business.

  •
  The Company cannot control or predict with certainty studio pricing policies for DVD and VHS product. Current studio policies reducing the pricing of movies released to DVDs and an increasing percentage of VHS titles allow for an affordable sales price by the retailer to the consumer from the beginning of the home video distribution window. This lower "sell-through" pricing has led to increased competition from other retailers, including mass merchants and online retailers who are able to purchase DVDs for sale to consumers at the same time as traditional video retailers purchase both DVDs and videocassettes for rental. If sell-through pricing, increased competition and consumer interest in building personal DVD libraries cause consumers to increasingly desire to purchase rather than rent movies, the video business could be negatively affected if it is unable to increase rental market share, to replace profits from rentals with profits from sales of sell-through product, or to otherwise positively affect gross profits. In addition, if studios make future changes in their pricing policies, which could include pricing rental windows for DVDs or expanded exploitation by studios of any international copyright laws that allow studios to charge retailers more for DVD and VHS rental product than for sell-through product, the profitability of the video business could be negatively affected if it is unable to enter into arrangements with the studios that effectively balance copy depth and cost considerations.

  •
  The Company's operating results fluctuate due to the timing and availability of theatrical and home video releases, as well as the recording of license fees for television exhibition of motion pictures and for syndication and basic cable exhibition of television programming in the period that the products are available for such exhibition.

  •
  NAI, through its ownership of the Company's Class A common stock, has voting control of the Company. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board and Chief Executive Officer of the Company. NAI is in a position to control the outcome of corporate actions that require shareholder approval, including the election of directors, issuance of securities and transactions involving a change of control. During 2003, the Company entered into a new employment agreement with each of its Chief Executive Officer and Chief Operating Officer which addresses the specific responsibilities of each position. There can be no assurance that either of these executives will remain with the Company for the full term of his employment agreement. A departure of either of these executives, or of other key executives of the Company, could have an adverse effect on the Company.

  •
  In the operation of its businesses, the Company engages the services of writers, directors, actors and others, which are subject to collective bargaining agreements. Work stoppages and/or higher costs in connection with these agreements could adversely impact the Company's operations.

  •
  Changes in laws and regulations, including in particular FCC ownership and indecency rules, could, directly or indirectly, adversely affect the operations and ownership of the Company's properties.

  •
  Some of the Company's businesses are seasonal. The home video rental and retail business and the consumer publishing business are subject to increased periods of demand coinciding with summer and winter holidays, while a substantial majority of the theme parks' operating income is generated from May through September. In addition, the home video and theme parks businesses' revenues are influenced by weather. The Company's radio and outdoor advertising businesses experience fluctuations based on the timing of advertising expenditures by retailers.

        These risk factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed by the Company. Other unknown or unpredictable economic, business, competitive, regulatory or other factors also could have material adverse effects on the Company's future results.

Cautionary Statement Concerning Forward-Looking Statements

        This document and the documents incorporated by reference into this Annual Report on Form 10-K including "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition," contain both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. The Company cannot make any assurance that projected results or events will be achieved. The risk factors listed above, among others, could affect future results, causing these results to differ materially from those expressed in the Company's forward-looking statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        Response to this item is included in "Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition—Market Risk."

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

        Viacom Inc.'s consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent auditors, who have expressed their opinion with respect to the presentation of these statements.

        The Audit Committee of the Board of Directors, which is comprised solely of independent directors within the meaning of the NYSE rules and the Sarbanes-Oxley Act of 2002, meets periodically with the independent auditor, with our internal auditors, with our general counsel, as well as with management, to review accounting, auditing, internal accounting controls and financial reporting matters. The Audit Committee is also responsible for retaining the independent auditor for the coming year, subject to stockholder ratification. The independent auditor, the internal auditors and the general counsel have full and free access to the Audit Committee with and without management's presence.

VIACOM INC.
By:	/s/ SUMNER M. REDSTONE Sumner M. Redstone Chairman of the Board of Directors Chief Executive Officer
By:	/s/ MEL KARMAZIN Mel Karmazin President Chief Operating Officer
By:	/s/ RICHARD J. BRESSLER Richard J. Bressler Senior Executive Vice President Chief Financial Officer
By:	/s/ SUSAN C. GORDON Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Viacom Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Viacom Inc. and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002 and, accordingly, the Company ceased amortizing goodwill and indefinite lived intangible assets as of that date.

/s/ PRICEWATERHOUSECOOPERS LLP
New York, New York February 9, 2004

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2003		2002	2001

Revenues		$26,585.3	$24,605.7	$23,222.8
Expenses:
Operating		16,253.7	14,865.1	14,463.8
Selling, general and administrative		4,374.7	4,198.3	4,092.4
Impairment and restructuring charges		1,331.3	—	119.4
Depreciation and amortization		999.8	945.6	3,087.0

Total expenses		22,959.5	20,009.0	21,762.6

Operating income		3,625.8	4,596.7	1,460.2
Interest expense		(776.0)	(848.3)	(969.2)
Interest income		14.8	15.8	30.6
Other items, net		(3.4)	(30.0)	254.7

Earnings before income taxes		2,861.2	3,734.2	776.3
Provision for income taxes		(1,599.0)	(1,448.9)	(919.9)
Equity in loss of affiliated companies, net of tax		(.6)	(39.5)	(127.0)
Minority interest, net of tax		173.8	(39.2)	47.1

Net earnings (loss) before cumulative effect of change in accounting principle		1,435.4	2,206.6	(223.5)
Cumulative effect of change in accounting principle, net of minority interest and tax		(18.5)	(1,480.9)	—

Net earnings (loss)		$1,416.9	$725.7	$(223.5)

Basic earnings (loss) per common share:
Net earnings (loss) before cumulative effect of change in accounting principle		$.82	$1.26	$(.13)
Cumulative effect of change in accounting principle		$(.01)	$(.84)	$—
Net earnings (loss)		$.81	$.41	$(.13)
Diluted earnings (loss) per common share:
Net earnings (loss) before cumulative effect of change in accounting principle		$.82	$1.24	$(.13)
Cumulative effect of change in accounting principle		$(.01)	$(.83)	$—
Net earnings (loss)		$.80	$.41	$(.13)
Weighted average number of common shares outstanding:
Basic		1,744.0	1,752.8	1,731.6
Diluted		1,760.7	1,774.8	1,731.6
Dividends per common share	$	..12	$—	$—

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$850.7	$631.4
Receivables, less allowances of $295.5 (2003) and $278.0 (2002)	4,336.3	3,721.0
Inventory (Note 6)	1,444.4	1,332.7
Deferred tax assets, net (Note 11)	69.0	238.6
Prepaid expenses	339.3	413.1
Other current assets	696.6	830.0

Total current assets	7,736.3	7,166.8

Property and Equipment:
Land	751.1	780.0
Buildings	980.1	955.3
Capital leases	694.4	674.0
Advertising structures	2,244.3	2,128.9
Equipment and other	5,958.7	5,313.4

	10,628.6	9,851.6
Less accumulated depreciation and amortization	4,636.6	3,738.9

Net property and equipment	5,992.0	6,112.7

Inventory (Note 6)	4,587.2	4,527.0
Goodwill (Note 5)	57,056.8	57,116.3
Intangibles (Note 5)	12,411.8	12,482.6
Deferred tax assets, net (Note 11)	—	289.0
Other assets	2,064.4	2,348.8

Total Assets	$89,848.5	$90,043.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,053.9	$1,176.2
Accrued expenses	1,926.5	1,883.9
Accrued compensation	682.7	653.4
Participants' share, residuals and royalties payable	1,162.2	966.8
Program rights	858.7	875.0
Deferred income	597.9	604.6
Income taxes payable	262.6	102.9
Current portion of long-term debt (Note 8)	196.3	199.0
Other current liabilities	844.0	884.2

Total current liabilities	7,584.8	7,346.0

Long-term debt (Note 8)	9,683.2	10,205.2
Pension and postretirement benefit obligations (Note 12)	2,132.5	2,279.2
Deferred tax liabilities, net (Note 11)	297.2	—
Other liabilities	6,318.8	6,879.8
Commitments and contingencies (Note 13)
Minority interest	627.0	845.2
Stockholders' Equity:
Class A Common Stock, par value $.01 per share; 750.0 shares authorized; 133.7 (2003) and 137.3 (2002) shares issued	1.3	1.4
Class B Common Stock, par value $.01 per share; 10,000.0 shares authorized; 1,730.8 (2003) and 1,716.0 (2002) shares issued	17.3	17.1
Additional paid-in capital	65,840.3	65,597.8
Retained earnings	3,141.9	1,934.0
Accumulated other comprehensive loss (Note 1)	(351.2)	(580.5)

	68,649.6	66,969.8
Less treasury stock, at cost; 1.4 (2003 and 2002) Class A shares; and 128.5 (2003) and 105.3 (2002) Class B shares	5,444.6	4,482.0

Total stockholders' equity	63,205.0	62,487.8

Total Liabilities and Stockholders' Equity	$89,848.5	$90,043.2

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2003	2002	2001

Operating Activities:
Net earnings (loss)	$1,416.9	$725.7	$(223.5)
Adjustments to reconcile net earnings (loss) to net cash flow from operating activities:
Depreciation and amortization	999.8	945.6	3,087.0
Impairment and restructuring charges	1,331.3	—	119.4
Cumulative effect of change in accounting principle, net of minority interest and tax	18.5	1,480.9	—
Inventory charges	—	—	392.1
Loss (gain) on transactions and other items, net	3.0	(34.8)	(282.0)
Equity in loss of affiliated companies, net of tax	0.6	39.5	127.0
Distributions from affiliated companies	37.7	39.7	55.6
Minority interest, net of tax	(173.8)	39.2	(47.1)
Amortization of deferred financing costs	10.0	10.2	12.7
Change in operating assets and liabilities:
(Increase) decrease in receivables	(434.6)	(132.8)	283.8
Decrease (increase) in inventory and related program and participation liabilities, net	150.1	(772.6)	63.7
Decrease (increase) in other assets	143.3	(115.6)	115.6
Decrease in accounts payable and accrued expenses	(555.3)	(82.9)	(519.2)
Increase in income taxes payable and net deferred tax liabilities	663.7	826.6	439.4
(Decrease) increase in deferred income	(82.0)	164.4	(67.2)
Other, net	(31.8)	(8.7)	(48.2)

Net cash flow provided by operating activities	3,497.4	3,124.4	3,509.1

Investing Activities:
Acquisitions, net of cash acquired	(1,345.0)	(926.0)	(886.1)
Capital expenditures	(534.4)	(537.1)	(515.4)
Investments in and advances to affiliated companies	(40.0)	(60.8)	(70.1)
Purchases of short-term investments	(1.9)	(2.0)	(14.2)
Proceeds from sale of investments	34.7	21.7	61.6
Proceeds from dispositions	12.6	50.5	233.7

Net cash flow used for investing activities	(1,874.0)	(1,453.7)	(1,190.5)

Financing Activities:
Proceeds from issuance of notes and debentures	736.5	1,298.0	3,423.7
Proceeds from exercise of stock options	263.3	357.6	184.6
Repayments to banks, including commercial paper, net	(472.1)	(1,153.8)	(4,012.0)
Repayment of notes and debentures	(771.2)	(1,009.4)	(917.1)
Purchase of Company common stock	(945.1)	(1,139.0)	(1,066.1)
Payment of capital lease obligations	(102.1)	(114.3)	(136.3)
Dividends	(104.6)	—	—
Other, net	(8.8)	(5.8)	(2.5)

Net cash flow used for financing activities	(1,404.1)	(1,766.7)	(2,525.7)

Net increase (decrease) in cash and cash equivalents	219.3	(96.0)	(207.1)
Cash and cash equivalents at beginning of year	631.4	727.4	934.5

Cash and cash equivalents at end of year	$850.7	$631.4	$727.4

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2003		2002		2001

	Shares	Amount	Shares	Amount	Shares	Amount

Class A Common Stock:
Balance, beginning of year	137.3	$1.4	138.8	$1.4	138.9	$1.4
Conversion of A shares into B shares	(3.6)	(.1)	(1.5)	—	(.1)	—

Balance, end of year	133.7	1.3	137.3	1.4	138.8	1.4

Class B Common Stock:
Balance, beginning of year	1,716.0	17.1	1,697.0	17.0	1,454.7	14.5
Exercise of stock options	11.2	.1	17.5	.1	10.6	.2
Conversion of A shares into B shares	3.6	.1	1.5	—	.1	—
Issuance of stock for Infinity acquisition	—	—	—	—	231.6	2.3

Balance, end of year	1,730.8	17.3	1,716.0	17.1	1,697.0	17.0

Additional Paid-In Capital:
Balance, beginning of year		65,597.8		64,980.6		50,729.9
Exercise of stock options, including tax benefit		322.6		526.2		322.4
Reversal of deferred taxes attributable to accelerated stock options from prior acquisitions		(66.0)		—		—
Reduction of equity interest in subsidiary and affiliated companies		(14.1)		(60.6)		(2.4)
MTVi acquisition		—		151.6		—
Issuance of stock for Infinity acquisition		—		—		13,408.8
Issuance of stock for BET acquisition		—		—		521.9

Balance, end of year		65,840.3		65,597.8		64,980.6

Retained Earnings:
Balance, beginning of year		1,934.0		1,208.3		1,431.8
Net earnings (loss)		1,416.9		725.7		(223.5)
Dividends		(209.0)		—		—

Balance, end of year		3,141.9		1,934.0		1,208.3

Accumulated Other Comprehensive Loss:
Balance, beginning of year		(580.5)		(152.7)		(152.5)
Other comprehensive income (loss)		229.3		(427.8)		(.2)

Balance, end of year		(351.2)		(580.5)		(152.7)

Treasury Stock, at cost:
Balance, beginning of year	106.7	(4,482.0)	79.3	(3,337.8)	97.7	(4,058.2)
Class B Common Stock purchased	23.6	(981.4)	27.8	(1,164.1)	25.2	(1,082.8)
Issuance of stock for BET acquisition, net	—	—	—	—	(43.0)	1,777.8
Issuance of stock for deferred compensation	(.4)	18.8	(.4)	19.9	(.6)	25.4

Balance, end of year	129.9	(5,444.6)	106.7	(4,482.0)	79.3	(3,337.8)

Total Stockholders' Equity		$63,205.0		$62,487.8		$62,716.8

Comprehensive Income (Loss):
Net earnings (loss)		$1,416.9		$725.7		$(223.5)

Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) on securities		1.7		(9.3)		(36.7)
Reclassification adjustment for net realized losses		5.7		1.3		69.2
Change in fair value of cash flow hedges		1.1		2.1		(3.0)
Cumulative translation adjustments		172.3		69.4		(29.3)
Minimum pension liability adjustment		48.5		(491.3)		(.4)

Total Other Comprehensive Income (Loss), net of tax		229.3		(427.8)		(.2)

Total Comprehensive Income (Loss)		$1,646.2		$297.9		$(223.7)

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions, except per share amounts)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The consolidated financial statements include the accounts of Viacom Inc. ("Viacom" or the "Company") and investments of more than 50% in subsidiaries and other entities. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for under the equity method. Investments of 20% or less over which the Company has no significant influence are accounted for under the cost method. All significant intercompany transactions have been eliminated.

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

        The Company estimates that approximately 95% of unamortized costs of completed and released films at December 31, 2003 will be amortized within the next three years. Approximately $781.2 million of costs for released films and completed but not released films are expected to be amortized during the next twelve months. As of December 31, 2003, unamortized acquired film libraries of approximately $420.8 million remain to be amortized on a straight-line basis over an average remaining life of ten years.

        The cost of non-base stock rental videocassettes is amortized on an accelerated basis over three months to an estimated $2 salvage value. The cost of base stock videocassettes is amortized on an accelerated basis over three months and then on a straight-line basis over six months to an estimated $2 residual value. The cost of non-base stock DVDs is amortized on an accelerated basis over six months to an estimated $4 residual value. Video games and base-stock DVDs are amortized on an accelerated basis over a twelve-month period to an estimated $5 and $4 salvage value, respectively.

        Merchandise inventory consists primarily of pre-recorded retail inventory including VHS tapes and DVDs, video games, licensed merchandise, DVD and game hardware, and confectionery items and is stated at the lower of cost or market. An allocation of costs incurred in Blockbuster's distribution center to prepare products for its stores is included in the cost of its merchandise inventory. Merchandise inventory

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES —(Continued)

costs are determined using the weighted average method, the use of which approximates the first-in, first-out basis. Accruals for shrinkage are based on the actual historical shrinkage results of Blockbuster's most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared with actual results as physical inventory counts are taken and reconciled to the general ledger.

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

        Depreciation expense, including capitalized lease amortization, was $896.8 million (2003), $843.9 million (2002) and $872.8 million (2001). Amortization expense related to capital leases was $66.0 million (2003), $81.5 million (2002) and $81.0 million (2001). Accumulated amortization of capital leases was $349.7 million at December 31, 2003 and $354.7 million at December 31, 2002.

        Impairment of Long-Lived Assets—The Company assesses long-lived assets and intangibles, other than goodwill and intangible assets with indefinite lives, for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to their net carrying value. The amount of impairment loss, if any, will generally be measured by the difference between the net book value of the assets and the estimated fair value of the related assets.

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

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES —(Continued)

        Goodwill and Intangible Assets—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company's intangible assets are considered to have finite or indefinite lives and are allocated to various reporting units, which are generally consistent with or one level below the Company's reportable segments. Intangible assets with finite lives, which primarily consist of franchise and subscriber agreements, are generally amortized by the straight-line method over their estimated useful lives, which range from 5 to 40 years and are periodically reviewed for impairment. Intangible assets with indefinite lives, which consist primarily of FCC licenses, and goodwill, which reflects the cost of acquired businesses in excess of the fair value of tangible and intangible assets and liabilities acquired, are no longer amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. The estimated fair values of the various reporting units are computed principally using the present value of future cash flows. If the carrying amount of goodwill or the intangible asset exceeds its fair value, an impairment loss is recognized as a non-cash charge. Such a charge could have a significant effect on reported net earnings.

        At December 31, 2003 and December 31, 2002, the Company had approximately $12.4 billion and $12.5 billion of intangible assets, respectively. Amortization expense relating to intangible assets was $103.0 million, $101.7 million and $102.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Accumulated amortization of intangible assets with finite lives was $380.4 million at December 31, 2003 and $281.5 million at December 31, 2002.

        Discontinued Operations—Businesses that have been previously disposed of by the Company prior to January 1, 2002, were accounted for as discontinued operations in accordance with Accounting Principles Board ("APB") Opinion No. 30. Assets related to discontinued operations primarily include aircraft financing leases that are generally expected to liquidate in accordance with contractual terms. Liabilities related to various disposed businesses include environmental, asbestos, litigation and product liability. The assets and liabilities of discontinued operations are presented net in "Other liabilities" on the Consolidated Balance Sheets. Effective January 1, 2002, all subsequent discontinued operations will be accounted for under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

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

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES —(Continued)

        Television series initially produced for the networks and first-run syndication are generally licensed to domestic and foreign markets concurrently. The more successful series are later syndicated in domestic markets and in certain foreign markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production. Revenues arising from television license agreements are recognized in the period that the films or television series are available for telecast and therefore may cause fluctuations in operating results.

        Advertising—The Company incurred advertising expenses of $1.4 billion (2003), $1.4 billion (2002) and $1.5 billion (2001).

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

        Viacom Investments Inc., a wholly-owned subsidiary of CBS Broadcasting Inc., owns 414.4 million shares of Viacom Class B stock. These shares were originally issued to CBS Broadcasting Inc. in February 2001 as a result of the acquisition by Viacom of the publicly-traded minority equity interest in Infinity Broadcasting Corporation. CBS Broadcasting Inc. contributed all 414.4 million shares to Viacom Investments Inc. in December 2003. These shares are eliminated in consolidation and are not reflected in the calculation of earnings per share.

        Provision for Doubtful Accounts—The provision for doubtful accounts charged to expense was $82.7 million (2003), $203.2 million (2002) and $112.3 million (2001).

        Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options only in the periods in which such effect would have been dilutive. For the years ended December 31, 2003, 2002 and 2001, respectively, options to purchase 61.4 million, 45.2 million and 137.5 million shares of Class B Common Stock at weighted average prices of $50.99, $54.48 and $34.20 were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES —(Continued)

        The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

Year Ended December 31,	2003	2002	2001

Weighted average shares for basic EPS	1,744.0	1,752.8	1,731.6
Incremental shares for stock options	16.7	22.0	—

Weighted average shares for diluted EPS	1,760.7	1,774.8	1,731.6

        Comprehensive Income (Loss)—As of December 31, 2003, the components of accumulated other comprehensive loss, were net of the following tax (provision) benefits: $.6 million for unrealized loss on securities, $(.1) million for change in fair value of cash flow hedges, $(91.4) million for cumulative translation adjustments and $302.2 million for minimum pension liability adjustment.

	Unrealized Gain (Loss) on Securities	Change in Fair Value of Cash Flow Hedges	Cumulative Translation Adjustments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss

At December 31, 2000	$(32.8)	$—	$(108.3)	$(11.4)	$(152.5)
2001 Activity	32.5	(3.0)	(29.3)	(.4)	(.2)

At December 31, 2001	(.3)	(3.0)	(137.6)	(11.8)	(152.7)
2002 Activity	(8.0)	2.1	69.4	(491.3)	(427.8)

At December 31, 2002	(8.3)	(.9)	(68.2)	(503.1)	(580.5)
2003 Activity	7.4	1.1	172.3	48.5	229.3

At December 31, 2003	$(.9)	$.2	$104.1	$(454.6)	$(351.2)

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

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES —(Continued)

fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted in future years. See Note 10 for detailed assumptions.

Year Ended December 31,	2003	2002	2001

Net earnings (loss)	$1,416.9	$725.7	$(223.5)
Option expense, net of tax	(252.9)	(200.3)	(135.6)

Net earnings (loss) after option expense	$1,164.0	$525.4	$(359.1)

Basic earnings (loss) per share:
Net earnings (loss) as reported	$.81	$.41	$(.13)
Net earnings (loss) after option expense	$.67	$.30	$(.21)
Diluted earnings (loss) per share:
Net earnings (loss) as reported	$.80	$.41	$(.13)
Net earnings (loss) after option expense	$.66	$.30	$(.21)

        Change in Accounting Principle—Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 requires the capitalization of asset retirement costs as part of the total cost of the related long-lived asset and the depreciation of this cost over the corresponding asset's useful life. SFAS 143 primarily applies to certain of the Company's video store leases and billboard advertising locations, where the Company is legally obligated to remove leasehold improvements to restore the property to its original condition. The asset retirement obligation was $49.5 million and $53.0 million at January 1, 2003 and December 31, 2003, respectively. As a result of the adoption of this standard, the Company recognized in the first quarter of 2003 a charge of $18.5 million, or $.01 per share, reflected as a cumulative effect of change in accounting principle, net of minority interest and tax. Assuming adoption of SFAS 143 had occurred on January 1, 2002, the impact would not be material to the Company's financial position at December 31, 2002 and the Company's Statement of Operations and cash flows for the year ended December 31, 2002.

        Effective January 1, 2002, the Company adopted SFAS 142 and as a result, an impairment charge related to Blockbuster of $1.82 billion or $1.48 billion, net of minority interest and tax was recorded as a cumulative effect of a change in accounting principle in the Company's Consolidated Statements of Operations for the year ended December 31, 2002.

        Derivative Instruments and Hedging Activities—SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133") requires all derivatives to be recorded on the balance sheet at fair value. SFAS 133 also established rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of the derivatives either be offset against the change in fair value of assets or liabilities through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings.

        Recent Pronouncements—In May 2003, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES —(Continued)

statement of financial position certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 as of July 1, 2003 did not have any effect on the Company's financial position.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which was replaced in December 2003 by the issuance of FIN 46R ("FIN 46R"). FIN 46R explains how to identify variable interest entities ("VIEs") and how a company should assess its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The provisions of FIN 46R are effective for special purpose entities (SPEs) as of December 31, 2003. The Company has completed its review of its special purpose entities under FIN 46R and has determined that the application of FIN 46R did not impact the Company's consolidated financial position or results of operations or cash flows. The provisions of FIN 46R must be applied to VIEs as of March 31, 2004. The Company is in the process of evaluating the impact, if any, the adoption of the remaining provisions of FIN 46R will have on the Company.

2) SUBSEQUENT EVENT

        On February 10, 2004, the Company announced that its Board of Directors authorized the Company to pursue the divestiture of Viacom's approximately 81.5% interest in Blockbuster, based on the conclusion that Blockbuster would be better positioned as a company completely independent of Viacom. The Company anticipates that the divestiture would be achieved through a tax-free split-off, but will also continue to consider other alternatives. The transaction is subject to further approval of the Viacom Board and an assessment of market conditions. The split-off, which would result in a reduction of Viacom's outstanding shares, is expected to be completed by mid-2004. If the Company determines to split-off Blockbuster any difference between the fair market value of Blockbuster and its net book value at the time of the split-off will be recognized as a gain or loss for accounting purposes. The actual amount of the gain or loss will depend upon the fair market value and the net book value of Blockbuster at the time of the split-off as well as the exchange ratio used in the split-off.

3) ACQUISITIONS

        On May 22, 2003, the Company acquired the remaining 50% interest in Comedy Central that it did not own for $1.2 billion in cash. Comedy Central's results have been consolidated as part of Cable Networks, effective from the date of acquisition. The excess purchase price over the fair value of the tangible net assets acquired of approximately $1.1 billion was allocated to goodwill. The final allocation of the purchase price will be based on comprehensive final evaluations of the fair value of Comedy Central's assets acquired and liabilities assumed.

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

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

3) ACQUISITIONS —(Continued)

        In November 2001, the Company completed the television station swaps of WDCA-TV Washington D.C. and KTXH-TV Houston in exchange for KBHK-TV San Francisco. As a result of the swaps, the Company recognized a gain of approximately $210.1 million in "Other items, net."

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

4) IMPAIRMENT AND RESTRUCTURING CHARGES

        During the fourth quarter of 2003, the Company recorded a non-cash impairment charge related to Blockbuster of approximately $1.3 billion in accordance with the provisions of SFAS 142. In completing its analysis of the fair value of the video business during the fourth quarter of 2003, several events led Blockbuster to conclude that the business had incremental risks that were required to be included in its evaluation of goodwill. These events included Blockbuster's lower than anticipated same store revenues during the December 2003 selling season caused by increased competition from retail DVD and other home video distribution channels. Blockbuster also identified risks associated with certain international operations, such as increased competition, two-tiered pricing and piracy. Additionally, Blockbuster's review of long-lived assets in conjunction with SFAS 144 resulted in an impairment charge of approximately $18.5 million to reduce the carrying value of certain fixed assets in four international markets. These charges were included in "Impairment and restructuring charges" in the Consolidated Statements of Operations for the year ended December 31, 2003 (See Note 5).

        In the second quarter of 2003, restructuring charges of $26.4 million were recorded at Cable Networks. These charges principally reflected $17.7 million of severance liabilities resulting from the acquisition of the remaining 50% of Comedy Central that the Company did not own and organizational changes at Showtime Networks Inc. Also included in this total was $8.4 million for additional lease termination costs for MTV Networks ("MTVN") due to a change in the initial estimate for its 2001 charge. The restructuring charges were reflected in the Consolidated Statement of Operations as part of "Impairment and restructuring charges." For the year ended December 31, 2003, the Company had paid and charged $13.5 million against the severance

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

4) IMPAIRMENT AND RESTRUCTURING CHARGES —(Continued)

liabilities and $4.0 million of lease termination costs against the lease liability. Severance payments will continue through 2005 since certain employees will be paid out over the terms of their employment contracts.

        In 2001, the Company recorded a Cable Networks restructuring charge of $66.6 million for MTVN and a UPN restructuring charge of $52.8 million. These charges were principally associated with reducing headcount and closing certain MTVN domestic and foreign offices and integrating UPN into CBS Network operations. These activities have been completed as of December 31, 2003.

        In the second quarter of 2000, the Company recorded a non-recurring merger-related charge of $698.5 million ($504.5 million after-tax or $.41 per share), associated with the integration of Viacom and CBS and the acquisition of UPN.

        The following table summarizes the 2003 activity for the merger-related and restructuring charges discussed above:

	Viacom/CBS Merger Related Charge	Cable Networks Restructuring Charges	UPN Restructuring Charge

Balance at December 31, 2002	$33.6	$18.3	$2.3
Charges	—	26.4	—
Cash payments	(15.3)	(17.5)	(.9)
Non-cash charges	—	—	(1.4)

Balance at December 31, 2003	$18.3	$27.2	$—

5) GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company's intangible assets subject to amortization and the related accumulated amortization were as follows:

At December 31, 2003	Gross	Accumulated Amortization	Net

Franchise agreements	$456.9	$(92.3)	$364.6
Subscriber agreements	372.5	(183.5)	189.0
Other intangible assets	264.8	(104.6)	160.2

Total	$1,094.2	$(380.4)	$713.8

At December 31, 2002	Gross	Accumulated Amortization	Net

Franchise agreements	$452.3	$(64.8)	$387.5
Subscriber agreements	372.5	(133.2)	239.3
Other intangible assets	243.6	(83.5)	160.1

Total	$1,068.4	$(281.5)	$786.9

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

5) GOODWILL AND OTHER INTANGIBLE ASSETS —(Continued)

        The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the next five succeeding years to be as follows:

	2004	2005	2006	2007	2008

Amortization expense	$103.0	$93.4	$87.7	$75.1	$35.4

        FCC licenses, valued at approximately $11.7 billion at December 31, 2003 and December 31, 2002, were recorded as intangible assets with indefinite lives and were not subject to amortization.

        The changes in the book value of goodwill, by segment, for the year ended December 31, 2003 were as follows:

	Balance at December 31, 2002	Impairment Charge		Acquisitions		Adjustments (b)	Balance at December 31, 2003

Cable Networks	$7,330.1	$—		$1,134.4	(a)	$9.1	$8,473.6
Television	13,182.1	—		—		(4.1)	13,178.0
Radio	19,328.7	—		—		(56.1)	19,272.6
Outdoor	11,409.1	—		33.5		134.9	11,577.5
Entertainment	1,972.3	—		—		(28.8)	1,943.5
Video	3,894.0	(1,286.4	)(c)	—		4.0	2,611.6

Total	$57,116.3	$(1,286.4)		$1,167.9		$59.0	$57,056.8

  (a)
  The $1.1 billion increase in goodwill in the Cable Networks segment resulted from the acquisition of Comedy Central during the second quarter of 2003.

  (b)
  Adjustments primarily relate to purchase price allocations for acquisitions, foreign currency translation adjustments, the reversal of reserves previously established in purchase price accounting which were determined to be no longer necessary, and the reversal of tax liabilities established in purchase price accounting that are no longer expected to be incurred.

  (c)
  Non-cash impairment charge related to Blockbuster. See Note 4.

        The adoption of SFAS 142, effective January 1, 2002, required the Company to perform a two-step fair value based impairment test of goodwill. The first step of the test examines whether or not the book values of the Company's reporting units exceed their fair values. In the second step, the implied fair value of goodwill in accordance with the methodology prescribed by SFAS 142 is compared to its book value. The Company's reporting units are generally consistent with or one level below the operating segments underlying the segments. As a result of such impairment tests completed in the first quarter of 2002, the Company determined that goodwill related to Blockbuster was impaired.

        The estimated fair values of Blockbuster reporting units were computed principally based upon the present value of future cash flows as of the date of adoption. The implied fair value of Blockbuster's goodwill was then compared to its book value resulting in an impairment charge of $1.8 billion in total or $1.5 billion, net of minority interest and tax. In accordance with the transitional guidance provided by SFAS 142, as the impairment charge was related to the implementation of SFAS 142, the charge of $1.5 billion was recorded as a cumulative effect of a change in accounting principle, net of minority interest and tax, in the Company's Consolidated Statements of Operations for the year ended December 31, 2002 (See Note 4).

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

5) GOODWILL AND OTHER INTANGIBLE ASSETS —(Continued)

        The following table provides a reconciliation of the reported net loss and loss per share amounts for the year ended December 31, 2001 to adjusted net earnings and per share amounts that would have been reported had SFAS 142 been adopted on January 1, 2001.

	Year Ended December 31, 2001	Earnings Per Share
		Basic	Diluted

Reported net loss	$(223.5)	$(.13)	$(.13)
Goodwill and intangible amortization, net of tax	1,972.5	1.14	1.12
Goodwill and intangible amortization included in loss of affiliated companies, net of tax	67.0	.04	.04
Minority interest portion of intangible amortization, net of tax	(30.9)	(.02)	(.02)

Adjusted net earnings	$1,785.1	$1.03	$1.01

6)    INVENTORY

At December 31,	2003	2002

Theatrical and television inventory:
Theatrical:
Released (including acquired film libraries)	$629.4	$522.3
Completed, not released	60.4	98.7
In process and other	399.9	509.8
Television:
Released (including acquired film libraries)	845.0	878.0
In process and other	76.9	90.2
Program rights	3,051.8	2,658.2

	5,063.4	4,757.2
Less current portion	862.8	718.8

	4,200.6	4,038.4

Merchandise inventory	495.7	505.7
Rental inventory	350.9	430.6
Publishing, primarily finished goods	64.2	71.9
Other	57.4	94.3

	968.2	1,102.5
Less current portion	581.6	613.9

	386.6	488.6

Total Current Inventory	$1,444.4	$1,332.7

Total Non-Current Inventory	$4,587.2	$4,527.0

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

7)    INVESTMENTS IN AFFILIATED COMPANIES

        The Company accounts for its investments in affiliated companies over which the Company has significant influence or ownership of more than 20% but less than or equal to 50%, under the equity method. Such investments principally include but are not limited to the Company's interest in United Cinemas International (50% owned), Nickelodeon U.K. (50% owned), MTV Brazil (50% owned), MTV Russia (49% owned), WF Cinema Holding L.P. (50% owned), Grauman's Theatres LLC (50% owned), Quetzal (34% owned), MarketWatch.com, Inc. (32% owned) and Sportsline.com, Inc. (40% owned). Additionally, the Company owns a 16% interest in Westwood One, Inc. ("Westwood One"), which is treated as an equity investment. Certain employees of Infinity serve as officers of Westwood One resulting in significant influence over its operations.

        For equity investments, a difference typically exists between the initial investment and the proportionate share in the underlying net assets of the investee. The unamortized difference was $92.8 million and $88.0 million at December 31, 2003 and 2002, respectively.

        At December 31, 2003, the Company's equity investments included three publicly traded companies: MarketWatch.com, Inc., Sportsline.com, Inc. and Westwood One, Inc. Based upon quoted market prices at December 31, 2003 and December 31, 2002, respectively, the aggregate market value of these investments was approximately $617.4 million and $636.7 million which exceeded the total carrying value on the Consolidated Balance Sheet.

        At the date of acquisition, for cost and equity investments in Internet-based companies, the Company typically records the investment at an amount equal to the cash consideration paid plus the fair value of the advertising and promotion time to be provided. The associated obligation to provide future advertising and promotion time is non-cash and is recorded as deferred revenue at an amount equal to the fair value of the advertising and promotion time to be provided. The related 2003 and 2002 deferred revenue balance of $13.7 million and $26.8 million, respectively, is presented as "Deferred income" and "Other liabilities" in the consolidated balance sheets. Deferred revenue is relieved and barter revenue is recognized as the related advertising and promotion time is delivered. Barter revenue of $33.1 million and $54.6 million has been recognized for 2003 and 2002, respectively. During 2002, several Internet companies completed Chapter 11 bankruptcy proceedings or signed restructuring agreements and, as a result, the Company was legally released from its advertising commitments, and the related deferred revenue was reversed against the investment account, with the excess recorded in "Other items, net." Income of $29.8 million was recorded in "Other items, net" for the recovery of advertising commitments in 2002.

        At December 31, 2003 and 2002, respectively, the Company had $10.8 million and $43.5 million of cost investments that were included as a component of "Other assets." The 2003 mark-to-market adjustments in fair value for the publicly traded cost investments were ($.9) million, net of tax and were recorded as a decrease in accumulated other comprehensive loss. The Company determined that some of its cost investments experienced other than temporary declines in market value as of December 31, 2003 and 2002. Accordingly, the Company recorded a non-cash impairment loss on these investments for approximately $7.0 million in 2003 and $4.5 million in 2002, in "Other items, net" in the Consolidated Statements of Operations.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

7)    INVESTMENTS IN AFFILIATED COMPANIES —(Continued)

Related Parties

        National Amusements, Inc. ("NAI") is a closely held corporation that beneficially owns the Company's Class A Common Stock, representing approximately 71% of the voting power of all classes of the Company's Common Stock, and approximately 11% of the Company's Class A Common Stock and Class B Common Stock on a combined basis at December 31, 2003. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board of Directors and Chief Executive Officer of the Company.

        NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount Pictures, a division of the Company. During the years ended December 31, 2003, 2002 and 2001, NAI made payments to Paramount Pictures in the aggregate amounts of approximately $9.6 million, $12.3 million and $18.2 million, respectively.

        NAI and Mr. Redstone owned in the aggregate approximately 30% of the common stock of Midway Games Inc. ("Midway") as of December 31, 2003. Midway sells home video games to Blockbuster and also places advertisements on various of the Company's cable networks from time to time. During the years ended December 31, 2003, 2002 and 2001, transactions with Midway totaled approximately $9.9 million, $12.2 million and $3.8 million, respectively.

        The Company owns a minority equity interest in Westwood One, Inc. Most of Infinity's radio stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's radio programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and in certain instances, shares in revenue from the sale by Westwood One of Infinity's programming. In addition, certain employees of Infinity serve as officers of Westwood One for which the Company receives a management fee. CBS Television and Cable Networks also enter into programming agreements with Westwood One. Revenues from these arrangements were approximately $85.5 million, $127.7 million and $104.1 million in 2003, 2002 and 2001, respectively.

        The Company, through the normal course of business, is involved in transactions with affiliated companies that have not been material in any of the periods presented.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

8)    BANK FINANCING AND DEBT

        Long-term debt consists of the following (a):

At December 31,	2003	2002

Notes payable to banks	$107.2	$423.7
Commercial paper	20.0	174.6
6.75% Senior Notes due 2003	—	334.7
6.875% Notes due 2003	—	279.7
7.15% Senior Notes due 2005	499.6	499.4
7.75% Senior Notes due 2005	980.2	983.8
6.40% Senior Notes due 2006	802.2	803.3
5.625% Senior Notes due 2007	750.9	764.6
7.70% Senior Notes due 2010	1,669.9	1,672.9
6.625% Senior Notes due 2011	994.7	994.0
8.625% Debentures due 2012	248.6	248.5
5.625% Senior Notes due 2012	599.2	599.1
8.875% Notes due 2014	101.9	101.9
7.625% Senior Debentures due 2016	199.1	199.1
4.625% Senior Notes due 2018	284.0	—
7.50% Senior Debentures due 2023 (b)	—	149.6
7.875% Debentures due 2023	229.0	230.0
5.50% Senior Debentures due 2033	446.5	—
7.125% Senior Notes due 2023 (c)	52.2	52.2
7.875% Senior Debentures due 2030	1,281.7	1,282.9
7.25% Senior Notes due 2051	335.0	335.0
10.50% Senior Subordinated Notes due 2009 (d)	66.3	56.1
Other notes	26.0	28.6
Obligations under capital leases	387.0	392.2

Total Debt	10,081.2	10,605.9
Less current portion	196.3	199.0
Less discontinued operations debt (e)	201.7	201.7

Total Long-Term Debt	$9,683.2	$10,205.2

(a)
Unless otherwise noted, the debt instruments are issuances of Viacom Inc. and are guaranteed by Viacom International Inc. ("Viacom International").

(b)
Issue of Viacom International guaranteed by Viacom Inc.

(c)
Issue of CBS Broadcasting Inc., a wholly owned subsidiary of Viacom Inc., which is not guaranteed.

(d)
Issue of Go Outdoor Systems Holdings S.A., a wholly owned subsidiary of Viacom Inc., which is not guaranteed.

(e)
Included in "Other Liabilities" on the consolidated balance sheets.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

8)    BANK FINANCING AND DEBT —(Continued)

        The Company's total debt presented above includes, for the period ending December 31, 2003 and December 31, 2002, respectively, (i) an aggregate unamortized premium of $41.4 million and $49.5 million and (ii) the net change in the carrying value of the debt relating to fair value swaps of $48.2 million and $86.2 million.

        For the years ended December 31, 2003 and 2002, the following debt issuances, maturities and redemptions occurred:

Debt Issuances

  May 14, 2003, $300.0 million 4.625% senior notes due 2018
  May 14, 2003, $450.0 million 5.50% senior debentures due 2033
  August 28, 2002, $600.0 million 5.625% senior notes due 2012
  April 25, 2002, $700.0 million 5.625% senior notes due 2007

  Interest on all of the above debt instruments is paid semi-annually.

Debt Maturities

  September 1, 2003, 6.875% notes, $275.0 million
  January 15, 2003, 6.75% senior notes, $333.8 million
  June 15, 2002, 8.375% notes, $321.8 million
  January 15, 2002, 7.50% senior notes, $250.0 million
  January 1, 2002, 7.625% senior notes, $143.0 million

Debt Redemptions

  July 15, 2003, $150.0 million 7.50% senior debentures due 2023 at 103.6% of principal
  August 1, 2002, $239.5 million 8.25% senior debentures due 2022 at 103.5% of principal
  June 15, 2002, $2.6 million 8.875% senior subordinated notes due 2007 at 104.4% of principal
  June 1, 2002, $31.1 million 8.875% senior debentures due 2022 at 104.1% of principal
  January 15, 2002, $18.7 million 11.375% subordinated exchange debentures due 2009 at
      105.7% of principal

        For the years ended December 31, 2003 and 2002, the Company repurchased approximately $1.0 million and $55.0 million of its debt, respectively.

        The Company's scheduled maturities of long-term debt at face value, excluding commercial paper and capital leases, outstanding at December 31, 2003 were as follows:

	Year of Maturity
	2004	2005	2006	2007	2008	2009 and thereafter

Long-term debt	$126.1	$1,472.8	$801.7	$700.2	$.2	$6,483.6

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

8)    BANK FINANCING AND DEBT —(Continued)

Viacom Credit Agreement

        As of December 31, 2003, the Company's credit facilities, excluding Blockbuster's credit facility, totaled $4.65 billion comprised of a $1.7 billion 364-day revolving facility due February 2004, a $1.45 billion revolving facility due May 2005 and a $1.5 billion revolving facility due March 2006 (collectively, the "Credit Facilities"). In February 2004, the Company entered into a $3.0 billion 5-year credit facility which replaced the $1.7 billion and $1.45 billion facilities. The terms and conditions of the $3.0 billion facility are substantially similar to the $1.5 billion facility. The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the $3.0 billion and $1.5 billion facilities. Borrowing rates under the facilities are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments. As of December 31, 2003, the Company had unused revolving credit facilities, excluding Blockbuster's credit facility, of $4.41 billion in the aggregate.

        The facilities contain covenants, which, among other things, require that the Company maintain a minimum interest coverage ratio. At December 31, 2003, the Company was in compliance with all covenants under the Credit Facilities.

        The primary purpose of the credit facilities is to support commercial paper borrowings. At December 31, 2003, the Company had commercial paper borrowings of $20.0 million under its $4.65 billion commercial paper program. The Company's credit facilities supporting the commercial paper borrowings totaled $4.5 billion in February 2004. Borrowings under the program have maturities of less than a year.

        At December 31, 2003, the Company had classified approximately $21.6 million of commercial paper and other debt scheduled to mature within the next twelve months as long-term debt, reflecting its intent and ability, through the existence of unused revolving credit facilities, to refinance this debt on a long-term basis.

Blockbuster Credit Agreement

        As of December 31, 2003, Blockbuster's credit agreement (the "Blockbuster Credit Agreement") was comprised of a $600.0 million long-term revolver due July 1, 2004 and a $100.0 million term loan due in quarterly installments ending July 1, 2004. Blockbuster had $600.0 million of available borrowing capacity under the long-term revolver at December 31, 2003. Interest rates under the Blockbuster Credit Agreement are based on the prime rate in the United States or LIBOR (plus a margin, or "LIBOR spread," based on leverage ratios, which is currently 1.25%) at Blockbuster's option at the time of borrowing. The weighted-average interest rate at December 31, 2003 for borrowings under the Blockbuster Credit Agreement was 2.4%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at December 31, 2003).

        The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, purchase of Blockbuster's common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

8)    BANK FINANCING AND DEBT —(Continued)

minimum fixed charge coverage ratio. At December 31, 2003, Blockbuster was in compliance with all covenants under the Blockbuster Credit Agreement.

Accounts Receivable Securitization Programs

        As of December 31, 2003 and December 31, 2002, the Company had an aggregate of $1.0 billion and $981.9 million, respectively, outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable and debt on the Company's consolidated balance sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from the programs were used to reduce outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs meet certain performance ratios. As of December 31, 2003, the Company was in compliance with the required ratios under the receivable securitization programs.

9) FINANCIAL INSTRUMENTS

        The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures and certain differences related to other financial instruments that are not significant. At December 31, 2003, the carrying value of the senior debt and senior subordinated debt was $9.3 billion and the fair value, which is estimated based on quoted market prices, was $10.8 billion.

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

        The Company's interest expense is exposed to movements in short-term rates. Swap agreements are used to modify this exposure. This includes both fixed to variable rate swaps, which are designated as fair value hedges and variable to fixed rate swaps, which are designated as cash flow hedges. As of December 31, 2003, if all parties were to agree, the swaps could have been terminated by a net payment from the counterparties of approximately $47.6 million.

        The Company has entered into cash flow swap agreements which effectively convert variable rate interest payments on commercial paper to a fixed rate. As of December 31, 2003, the notional amount outstanding relating to these agreements was approximately $19.4 million and matures in September 2004. Interest is received based upon three-month LIBOR and is paid at approximately 5.07%. The amount of the ineffectiveness of these cash flow hedges, that was reflected in earnings, was immaterial.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

9) FINANCIAL INSTRUMENTS —(Continued)

        The effective portion of the change in value of cash flow hedges is reported in other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. The ineffective portion included in earnings was not material. The change in value of the fair value hedges and the hedged instruments is reported in earnings for the periods presented.

        On May 14, 2003, the Company entered into additional $300 million notional swap agreements, which converted fixed rate debt obligations into variable rate debt obligations. The swaps mature on May 1, 2018 and the Company receives interest at approximately 4.55% and pays three-month LIBOR.

        On April 25, 2002, the Company entered into additional $700 million notional swap agreements, which converted fixed rate debt obligations into variable rate debt obligations. The swaps mature on May 1, 2007, and the Company receives interest at approximately 5.11% on $400 million and 5.35% on $300 million, while paying three-month LIBOR.

        During December 2001, the Company entered into $750 million notional amount of swap agreements, which converted fixed rate debt obligations into variable rate debt obligations. Of the $750 million notional amount, $225 million received interest at approximately 3.2% and was to mature on January 15, 2003 and $275 million received interest at approximately 3.8% and was to mature on September 1, 2003. These swaps were terminated in November 2002 resulting in the Company receiving $8.7 million in cash which was amortized into earnings over the remaining life of the respective debt. These fair value hedges were fully effective. The remaining $250 million in notional amount matures on June 1, 2005 and receives interest at approximately 4.5%. These fair value hedges are fully effective. All the swaps paid or pay interest based on three-month LIBOR.

        At December 31, 2003, the notional amount of the foreign exchange derivative contracts was $296.9 million. Of this balance, $12.0 million represents cash flow hedges used to reduce foreign exchange exposure for future production costs. The remaining $284.9 million represents hedges of underlying foreign currency balances, expected foreign currency net cash flows and investment hedges.

        The Company continually monitors its positions with, and credit quality of, the financial institutions, which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The Company's receivables did not represent significant concentrations of credit risk at December 31, 2003, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

10)    STOCKHOLDERS' EQUITY

        Stock Purchase Program—Under its stock purchase programs, the Company purchased shares of its Class B Common Stock for each of the years as follows: 23.6 million shares for $981.4 million (2003), 27.8 million shares for $1.2 billion (2002) and 24.2 million shares for $1.0 billion (2001).

        To maintain Viacom's consolidated tax position with Blockbuster, the Company purchased 3.0 million shares of Blockbuster Class A Common Stock for approximately $62.3 million in 2003 and .5 million shares for $11.2 million in 2002.

        Dividends—During the third and fourth quarters of 2003, Viacom's Board of Directors declared a quarterly cash dividend of $.06 per share to shareholders of record at the close of business on August 15, 2003 and December 8, 2003, respectively. Approximately $104.6 million was paid to these shareholders for the year ended December 31, 2003 and $104.4 million was paid on January 1, 2004.

        Conversion Rights—Holders of Viacom Class A Common Stock have the right to convert their shares to Class B Common Stock at any time. Conversions of Class A shares into B shares for the years ended December 31, 2003, 2002 and 2001 were 3.6 million, 1.5 million and ..1 million shares, respectively.

        Long-Term Incentive Plans—The Company has Long-Term Incentive Plans (the "Plans") under which options are issued: the Viacom Long-Term Management Incentive Plans (the "Viacom Plans"), the Blockbuster Long-Term Management Incentive Plan (the "Blockbuster Plan"), the Infinity Long Term Management Incentive Plans (the "Infinity Plans") and the CBS Long-Term Incentive Plans (the "CBS Plans"). Options under the Infinity Plan and CBS Plan generally vest over a three-year period and expire ten years from the date of grant. Warrants to purchase 135,420 shares of Viacom Class B Common Stock were outstanding at December 31, 2003. The warrants, which were assumed in the Viacom/CBS merger, have no expiration date and an exercise price of zero.

        Viacom Plans—The purpose of the Viacom Plans is to benefit and advance the interests of the Company by rewarding certain key employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future. The Viacom Plans provide for fixed grants of equity-based interests pursuant to awards of stock options, stock appreciation rights, restricted shares, phantom shares or other equity-based interests, and for subsequent payments of cash with respect to phantom shares or stock appreciation rights based, subject to certain limits, on their appreciation in value over stated periods of time. The stock options generally vest over a three-to five-year period from the date of grant and expire ten years after the date of grant. The Company has reserved a total of 2,562 shares of Viacom Inc. Class A Common Stock and 147,541,717 shares of Viacom Inc. Class B Common Stock for future exercise of stock options and warrants outstanding as of December 31, 2003.

        The stock options available for future grant under the Viacom Plans were as follows:

At December 31, 2001	85,653,665
At December 31, 2002	67,879,728
At December 31, 2003	36,023,644

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

10)    STOCKHOLDERS' EQUITY —(Continued)

        The weighted-average fair value of each option as of the grant date was $18.49, $20.04 and $23.71 in 2003, 2002 and 2001, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001

Expected dividend yield (a)	.55%	—	—
Expected stock price volatility	39.54%	37.03%	33.74%
Risk-free interest rate	3.58%	5.00%	5.04%
Expected life of options (years)	6.8	6.7	6.7

(a)
In the third and fourth quarters of 2003, the Company's Board of Directors declared a quarterly cash dividend of $.06 per share on both its Class A Common Stock and Class B Common Stock. The Company did not declare any cash dividends on its common stock for 2002 or 2001.

        The following table summarizes the Company's stock activity under the Viacom Plans:

	Options Outstanding	Weighted-Average Exercise Price

Balance at December 31, 2000	117,179,305	$28.98

Granted	22,208,178	52.57
BET stock options assumed	3,169,784	14.24
Infinity stock options assumed	7,988,794	48.39
Exercised	(10,587,348)	17.28
Canceled	(2,475,342)	44.16

Balance at December 31, 2001	137,483,371	34.20

Granted	22,452,148	42.24
Exercised	(17,561,361)	17.91
Canceled	(3,988,896)	49.63

Balance at December 31, 2002	138,385,262	37.13

Granted	23,759,956	39.57
Exercised	(11,170,461)	22.01
Canceled	(3,565,898)	45.35

Balance at December 31, 2003	147,408,859	38.47

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

10)    STOCKHOLDERS' EQUITY —(Continued)

        The following table summarizes information concerning outstanding and exercisable stock options under the Plans at December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Price	Number of Options	Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted-Average Exercise Price

$ 2 to 9.99	1,575,419	1.36	$5.98	1,575,419	$5.98
10 to 19.99	19,629,576	2.78	16.03	19,629,576	16.03
20 to 29.99	14,189,293	2.74	23.17	14,189,293	23.17
30 to 39.99	48,570,380	7.53	37.16	18,235,627	33.80
40 to 49.99	27,257,698	6.58	43.75	13,906,007	43.18
50 to 59.99	35,153,774	6.62	55.47	25,234,975	55.61
60 to 69.99	548,420	6.44	66.89	384,918	66.60
70 to 71.00	484,299	6.34	70.00	339,613	70.00

	147,408,859			93,495,428

        Stock options exercisable at year end were as follows:

December 31, 2001	79,619,715
December 31, 2002	83,730,249
December 31, 2003	93,495,428

        Blockbuster Long-Term Management Incentive Plan—On July 15, 1999, Blockbuster's Board of Directors adopted the Blockbuster Plan for the benefit of its employees and directors. An aggregate of 25.0 million shares of Blockbuster class A common stock was reserved for issuance under the Blockbuster Plan, which provides for the issuance of stock-based incentive awards, including stock options to purchase shares of Blockbuster class A common stock, stock appreciation rights, restricted shares of Blockbuster class A common stock, restricted share units and phantom shares. The purpose of the Blockbuster Plan is to benefit and advance the interests of Blockbuster by rewarding certain key employees and non-employee directors for their contributions to the financial success of Blockbuster and thereby motivating them to continue to make such contributions in the future. Outstanding Blockbuster stock options granted after 1999 generally vest over a four-year period from the date of grant and generally expire ten years after the date of grant, and outstanding Blockbuster stock options granted in 1999 generally vest over a five-year period from the date of grant and generally expire ten years after the date of grant.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

10)    STOCKHOLDERS' EQUITY —(Continued)

        The weighted-average fair value of each option as of the grant date was $9.44, $12.13 and $10.00 in 2003, 2002 and 2001, respectively. The fair value of each Blockbuster option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001

Expected dividend yield (a)	0.5%	0.4%	0.3%
Expected stock price volatility	60.0%	60.0%	52.0%
Risk-free interest rate	3.86%	4.35%	4.98%
Expected life of options (years)	7.0	7.0	7.0

(a)
Blockbuster paid dividends of $0.02 per share each quarter on both its class A common stock and class B common stock for the years ended December 31, 2003, 2002 and 2001.

        The following table summarizes Blockbuster's stock option activity pursuant to Blockbuster's stock option plan:

	Options Outstanding	Weighted-Average Exercise Price

Balance at December 31, 2000	13,695,541	$13.72

Granted	5,274,808	17.43
Exercised	(1,833,057)	14.18
Canceled	(1,725,648)	14.07

Balance at December 31, 2001	15,411,644	14.90

Granted	5,135,379	19.81
Exercised	(2,790,719)	14.06
Canceled	(1,208,050)	15.39

Balance at December 31, 2002	16,548,254	16.53

Granted	4,122,840	15.69
Exercised	(1,260,297)	14.34
Canceled	(1,563,288)	16.74

Balance at December 31, 2003	17,847,509	16.47

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

10)    STOCKHOLDERS' EQUITY —(Continued)

        The following table summarizes information concerning currently outstanding and exercisable Blockbuster stock options issued to Blockbuster employees and directors at December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Price	Number of Options	Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted-Average Exercise Price

$11 to 14.99	2,261,183	6.8	$11.25	1,319,918	$11.04
15 to 19.99	14,761,126	7.8	16.79	4,553,906	15.90
20 to 24.99	425,200	8.4	23.79	112,600	23.81
25 to 29.99	400,000	8.2	26.47	100,000	26.47

	17,847,509			6,086,424

11) INCOME TAXES

      U.S. and foreign earnings (losses) before income taxes were as follows:

Year Ended December 31,	2003	2002	2001

United States	$2,963.6	$3,372.7	$590.8
Foreign	(102.4)	361.5	185.5

Total	$2,861.2	$3,734.2	$776.3

        Components of the provision for income taxes on earnings (losses) before income taxes were as follows:

Year Ended December 31,	2003	2002	2001

Current:
Federal	$808.0	$539.9	$527.8
State and local	224.7	281.7	200.5
Foreign	100.1	34.4	77.5

	1,132.8	856.0	805.8
Deferred	466.2	592.9	114.1

Provision for income taxes	$1,599.0	$1,448.9	$919.9

        The equity losses of affiliated companies were shown net of tax on the Company's Consolidated Statements of Operations. The tax (provision) benefit relating to losses from equity investments in 2003, 2002 and 2001 were $26.7 million, ($14.2) million and $21.2 million, respectively, which represented an effective tax rate of 102.5%, (56.0%) and 14.3%, respectively.

        For 2003, the cumulative effect of change in accounting of $18.5 million was presented net of a tax benefit of $11.5 million. For 2002, the cumulative effect of change in accounting principle of $1.5 billion was net of minority interest and reflected no tax benefit.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

11) INCOME TAXES —(Continued)

        In 2003 and 2002, respectively, $77.1 million and $210.3 million of income tax benefit was recorded as a component of stockholders' equity and minority interest as a result of exercised stock options.

        A reconciliation of the statutory U.S. federal tax rate to the Company's effective tax rate on earnings before income taxes is summarized as follows:

Year Ended December 31,	2003	2002	2001

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Impairment charges	16.1	—	—
State and local taxes, net of federal tax benefit	4.3	5.7	7.3
Effect of foreign operations	(1.1)	(4.4)	(1.3)
Amortization of intangibles	—	—	92.1
Realization of additional stock basis	—	—	(11.6)
Nontaxable gain on like-kind exchange	—	—	(10.4)
Other, net	1.6	2.5	7.4

Effective tax rate on earnings before income taxes	55.9%	38.8%	118.5%

        The following is a summary of the components of the deferred tax accounts:

Year Ended December 31,	2003	2002

Deferred tax assets:
Provision for expense and losses	$1,105.8	$1,157.3
Postretirement and other employee benefits	827.7	947.6
Tax credit and loss carryforwards	188.4	301.2
Other	105.7	358.7

Total deferred tax assets	2,227.6	2,764.8
Valuation allowance	(103.9)	(76.7)

Net deferred tax assets	$2,123.7	$2,688.1

Deferred tax liabilities:
Property, equipment and intangible assets	$(2,351.9)	$(2,160.5)
Lease portfolio	(264.4)	(289.5)

Total deferred tax liabilities	$(2,616.3)	$(2,450.0)

Deferred tax (liabilities) assets, net	$(492.6)	$238.1

        At December 31, 2003 and 2002, the Company had net current deferred tax assets of $69.0 million and $238.6 million and non-current deferred income tax liabilities of $561.6 million and $289.5 million, respectively. At December 31, 2002, the Company had a non-current deferred tax asset of $289.0 million. The Company included in "Other liabilities," in 2003 and 2002, respectively, non-current deferred income tax liabilities of $264.4 million and $289.5 million, for its retained liabilities of discontinued business.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

11) INCOME TAXES —(Continued)

        At December 31, 2003, the Company had net operating loss carryforwards for federal, state and local and foreign jurisdiction of approximately $578.9 million, which expire in various years from 2004 through 2018.

        The 2003 and 2002 deferred tax assets were reduced by a valuation allowance of $103.9 million and $76.7 million, respectively, principally relating to tax benefits of net operating losses which are not expected to be realized.

        The Company's share of the undistributed earnings of foreign subsidiaries not included in its consolidated federal income tax return that could be subject to additional income taxes if remitted was approximately $2.0 billion at December 31, 2003 and $1.9 billion at December 31, 2002. No provision has been recorded for the U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to distribute only the portion of such earnings which would be offset by U.S. foreign tax credits, and intends to reinvest the remainder outside the U.S. indefinitely, and for this portion it is not practicable to estimate the amount of such deferred taxes.

        The federal income tax returns of the Company have been settled through 1996. The IRS is currently examining the years 1997 through 2002. In addition, the Company is responsible for the federal income tax audits of several of its subsidiaries for periods prior to their acquisition by Viacom. The Company believes that adequate provision has been made for income taxes for all periods through December 31, 2003.

12) PENSION AND OTHER POSTRETIREMENT BENEFITS

        The Company and certain of its subsidiaries have principally non-contributory pension plans covering specific groups of employees. The benefits for certain plans are based primarily on an employee's years of service and average pay near retirement. Benefits under other plans are based primarily on an employee's pay for each year that the employee participates in the plan. Participating employees are vested in the plans after five years of service. The Company's policy for all pension plans is to fund amounts in accordance with the Employee Retirement Income Security Act of 1974, the Internal Revenue code of 1986 and the applicable rules and regulations. Plan assets consist principally of equity securities, marketable bonds and U.S. government securities. The Company's Class B Common Stock represents approximately 4.8% and 5.1% of the plan assets' fair values at December 31, 2003 and 2002, respectively.

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

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

12) PENSION AND OTHER POSTRETIREMENT BENEFITS —(Continued)

        The Company uses a December 31 measurement date for all pension and other postretirement benefit plans. The following table sets forth the change in benefit obligation for the Company's benefit plans:

	Pension Benefits		Postretirement Benefits
At December 31,	2003	2002	2003	2002

Change in benefit obligation:
Benefit obligation, beginning of year	$5,577.0	$5,099.7	$1,291.9	$1,190.1
Service cost	58.2	50.2	2.6	2.4
Interest cost	345.6	347.6	80.3	82.2
Actuarial loss/(gain)	190.3	579.0	(32.5)	121.4
Benefits paid	(521.3)	(506.7)	(103.9)	(106.4)
Business combinations	3.9	—	—	—
Participants' contributions	.2	—	10.2	2.5
Amendments	—	4.2	2.0	(.3)
Curtailments/settlements	1.0	—	—	—
Cumulative translation adjustments	38.3	3.0	—	—

Benefit obligation, end of year	$5,693.2	$5,577.0	$1,250.6	$1,291.9

        The following table sets forth the change in plan assets for the Company's benefit plans:

	Pension Benefits		Postretirement Benefits
At December 31,	2003	2002	2003	2002

Change in plan assets:
Fair value of plan assets, beginning of year	$4,248.9	$4,566.0	$32.6	$44.0
Actual return on plan assets	531.8	143.0	.4	2.2
Employer contributions	167.1	43.9	156.7	90.3
Benefits paid	(521.3)	(506.7)	(103.9)	(106.4)
Business combinations	1.4	—	—	—
Participants' contributions	.2	—	10.2	2.5
Cumulative translation adjustments	38.3	2.7	—	—

Fair value of plan assets, end of year	$4,466.4	$4,248.9	$96.0	$32.6

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

12) PENSION AND OTHER POSTRETIREMENT BENEFITS —(Continued)

        The accrued pension and postretirement costs recognized in the Company's Consolidated Balance Sheets were computed as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2003	2002	2003	2002

Funded status	$(1,226.8)	$(1,328.1)	$(1,154.6)	$(1,259.3)
Unrecognized transition obligation	1.5	.8	—	—
Unrecognized prior service cost (benefit)	13.4	10.1	(5.4)	(8.6)
Unrecognized actuarial loss	884.0	988.2	146.5	182.7

Accrued pension liability, net	$(327.9)	$(329.0)	$(1,013.5)	$(1,085.2)
Amounts recognized in the Consolidated Balance Sheets:
Accrued liability	$(1,119.0)	$(1,194.0)	$(1,013.5)	$(1,085.2)
Prepaid benefits cost	17.3	—	—	—
Intangible assets	17.0	19.5	—	—
Accumulated other comprehensive pre-tax loss	756.8	845.5	—	—

Net liability recognized	$(327.9)	$(329.0)	$(1,013.5)	$(1,085.2)

        The accumulated benefit obligation for all defined pension plans were $5,549.4 million and $5,418.9 million at December 31, 2003 and 2002, respectively.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets is set forth below:

At December 31,	2003	2002

Projected benefit obligation	$5,612.4	$5,543.0
Accumulated benefit obligation	$5,473.3	$5,393.6
Fair value of plan assets	$4,366.3	$4,199.7

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

12) PENSION AND OTHER POSTRETIREMENT BENEFITS —(Continued)

        Net periodic cost for the Company's pension and postretirement benefit plans consists of the following:

	Pension Benefits			Postretirement Benefits
At December 31,	2003	2002	2001	2003	2002	2001

Components of net periodic cost:
Service cost	$58.2	$50.2	$49.7	$2.6	$2.4	$2.4
Interest cost	345.6	347.6	364.6	80.3	82.2	82.7
Expected return on plan assets	(295.4)	(354.7)	(388.6)	(2.0)	(2.5)	(3.7)
Amortization of transition obligation	(.6)	(.7)	(1.1)	—	—	—
Amortization of prior service cost	1.6	1.1	1.9	(1.1)	(1.2)	(1.1)
Recognized actuarial loss (gain)	46.1	5.6	(.1)	5.3	(.6)	(.1)

Net periodic cost	$155.5	$49.1	$26.4	$85.1	$80.3	$80.2

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002

Additional Information:
Decrease (increase) in minimum liability reflected in other comprehensive income	$88.7	$(825.6)	N/A	N/A
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.0%	6.5%	6.0%	6.5%
Rate of compensation increase	3.5%	4.0%	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.5%	7.2%	6.5%	7.3%
Expected long-term return on plan assets	7.3%	8.3%	8.0%	8.0%
Rate of compensation increase	4.0%	4.5%	N/A	N/A

N/A—not applicable

        Overall asset returns were based upon the target asset allocation and return estimates for equity and debt securities. The expected rate of return for equities was based upon the long-term equity risk premium over the risk-free rate which was then adjusted downward from the historical rate to reflect recent market conditions. The expected return on debt securities was based upon an analysis of current and historical yields on portfolios of similar quality and duration.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

12) PENSION AND OTHER POSTRETIREMENT BENEFITS —(Continued)

        The following weighted average assumptions were also used in accounting for postretirement benefits:

	2003	2002

Projected health care cost trend rate for participants of age 65 and below	8.0%	8.5%
Projected health care cost trend rate for participants above age 65	9.5%	10.0%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate is achieved for participants of age 65 and below	2010	2010
Year ultimate trend rate is achieved for participants above age 65	2013	2013

        Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease

Effect on total of service and interest cost components	$3.3	$(3.1)
Effect on the accumulated postretirement benefit obligation	$59.8	$(54.6)

        The asset allocations for the Company's retirement benefit trusts for the qualified pension benefit plans are based upon an analysis of the timing and amount of projected benefit payments, the expected returns and risk of the asset classes and the correlation of those returns. The Company's largest retirement benefit trust, which accounted for 81.4% of assets at December 31, 2003 is invested approximately 80% in a diversified portfolio of high quality fixed income instruments with a duration that approximates the duration of the liabilities covered by that trust. The Company's other trusts are invested approximately 60% in equity securities with the balance in fixed income securities, including cash. All equity portfolios are diversified between U.S and non-U.S. equities and include small and large capitalization equities.

        The weighted-average percentage of asset allocations of the Company's domestic pension plans at December 31, 2003 and 2002, by asset category were as follows:

Plan Assets at December 31,	2003	2002

Equity securities	30.3%	24.3%
Debt securities	64.8	74.3
Cash and other	4.9	1.4

Total	100.0%	100.0%

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

12) PENSION AND OTHER POSTRETIREMENT BENEFITS —(Continued)

        The weighted-average percentage of asset allocations of the Company's other postretirement benefit plans at December 31, 2003 and 2002, by asset category were as follows:

Plan Assets at December 31,	2003	2002

Cash	95.4%	87.1%
Debt securities	4.6	12.9

Total	100.0%	100.0%

        The Company contributes to multi-employer plans that provide pension and health and welfare benefits to certain employees under collective bargaining agreements. The contributions to these plans were $57.9 million (2003) and $44.8 million (2002). In addition, the Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $47.5 million, $42.3 million and $50.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company expects to contribute $44 million to the pension plans and $6 million to its other postretirement benefit plans in 2004.

13) COMMITMENTS AND CONTINGENCIES

        The Company's commitments not recorded on the balance sheet primarily consist of programming and talent commitments, operating lease arrangements, purchase obligations for goods and services and guaranteed minimum franchise payments. These arrangements result from the Company's normal course of business and represent obligations that are payable over several years.

        Programming and talent commitments of the Company, estimated to aggregate approximately $13.2 billion as of December 31, 2003 included $8.2 billion for the acquisition of sports programming rights, $3.2 billion relating to television, radio and feature film production and acquisitions and $1.1 billion for talent contracts. A majority of such fees are payable over several years, as part of the normal course of business.

        The Company has long-term noncancelable operating lease commitments for retail and office space and equipment, transponders, studio facilities and vehicles. The Company also enters into capital leases for satellite transponders and buildings. At December 31, 2003, future operating leases payments are estimated to aggregate $5.4 billion.

        The Company also has purchase obligations which include agreements to purchase goods or services in the future that totaled $1.2 billion as of December 31, 2003.

        Viacom's outdoor advertising business has franchise rights entitling it to display advertising on media including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks and stadium signage. Under most of these franchise agreements, the franchiser is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

12) PENSION AND OTHER POSTRETIREMENT BENEFITS —(Continued)

        At December 31, 2003, minimum rental payments under noncancelable leases and minimum franchise payments were as follows:

	Leases		Guaranteed Minimum Franchise Payments
	Capital	Operating

2004	$102.2	$972.0	$424.5
2005	88.0	833.6	362.8
2006	73.7	712.5	257.5
2007	66.0	571.2	114.7
2008	50.6	445.7	90.0
2009 and thereafter	128.1	1,901.8	204.0

Total minimum payments	508.6	$5,436.8	$1,453.5
Less amounts representing interest	121.6

Present value of net minimum payments	$387.0

        Future minimum capital lease payments have not been reduced by future minimum sublease rentals of $8.0 million. Future minimum operating lease payments have been reduced by future minimum sublease income of $136.9 million. Rent expense amounted to $997.7 million (2003), $951.6 million (2002) and $997.4 million (2001).

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

        The Company owns a 50% equity interest in United Cinemas International ("UCI"), which operates movie theaters in Europe, Latin America and Asia. As of December 31, 2003, the Company guaranteed approximately $291.9 million of UCI's debt obligations under a revolving credit facility, which expires in December 2004, and $175.6 million of UCI's theater leases. The Company also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres LLC and guarantees certain theater leases for approximately $13.2 million. The debt and lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of December 31, 2003 as they were provided by the Company prior to the adoption of FIN 45.

        Additionally, the Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $348.0 million at December 31, 2003 and are not recorded in the balance sheet as of December 31, 2003.

        The Company is also subject to certain off-balance sheet lease guarantees related to the divestitures of certain businesses. In October 1998, Blockbuster Music stores were sold to Wherehouse Entertainment Inc. ("Wherehouse"). Some of the leases transferred in connection with this sale had previously been guaranteed either by the Company or its affiliates. The remaining initial terms of these

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

12) PENSION AND OTHER POSTRETIREMENT BENEFITS —(Continued)

leases expire on various dates through 2007. However, certain leases contain renewal options that can extend the primary lease term and remain subject to the guarantee. Blockbuster had previously agreed to indemnify the Company with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guarantee expirations originally available to Blockbuster in connection with the Wherehouse bankruptcy, Blockbuster estimated a contingent liability of approximately $36.0 million. Of this amount Blockbuster recorded a reserve of $18.7 million during the fourth quarter of 2002 which represented its estimate of the lease guarantee obligation at that time. During 2003, Blockbuster paid approximately $8.2 million associated with the lease guarantee obligation. As of December 31, 2003, Blockbuster estimated its contingent liability for Wherehouse leases to be approximately $12.6 million. Of this amount Blockbuster determined its reserve to be $7.9 million and as a result Blockbuster reduced its original reserve by $2.6 million. The Company had previously accounted for these reserves in discontinued operations.

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

        Claims typically are both filed and settled in large groups, which makes the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2003, the Company had pending approximately 112,280 asbestos claims, as compared to approximately 103,800 as of December 31, 2002 and approximately 106,000 as of December 31, 2001. The 2002 and 2001 numbers of claims included approximately 1,100 claims and 7,100 claims, respectively, on inactive dockets in various states which would not be counted as pending under the Company's current methodology. Of the claims pending as of December 31, 2003, approximately 82,340 were pending in state courts, 27,400 in federal court and approximately 2,540 were third party claims. During 2003, the Company received approximately 36,990 new claims and closed or moved to an inactive docket approximately 28,500 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

12) PENSION AND OTHER POSTRETIREMENT BENEFITS —(Continued)

        Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third party claims. The Company's total costs (recovery) in 2003 and 2002 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $(8.7) million and $28 million, respectively. A portion of such costs relates to claims settled in prior years. If proceeds received in 2003 from commuted insurance policies were excluded from the Company's total costs in 2003, the Company's total costs after insurance recoveries and net of tax benefits would have been $56.6 million.

        The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and that these asbestos liabilities are not likely to have a material adverse effect on its results of operations, financial position or cash flows.

        The Company from time to time receives claims from federal and state environmental regulatory agencies and other entities asserting that it is or may be liable for environmental cleanup costs and related damages principally relating to discontinued operations conducted by companies acquired by the Company. In addition, the Company from time to time receives personal injury claims including toxic tort and product liability claims arising from historical operations of the Company and its predecessors.

        Antitrust.    In July 2002, judgment was entered in favor of the Company, Blockbuster, Paramount Home Entertainment and other major motion picture studios and their home video subsidiaries with respect to a complaint filed in the United States District Court for the Western District of Texas. The complaint included federal antitrust and California state law claims. In August 2003, the Fifth Circuit Court of Appeals affirmed the federal court judgment. The Supreme Court of the United States refused plaintiffs' petition for writ of certiorari in March 2004. In February 2003, a similar complaint that had been filed in a Los Angeles County Superior Court was also dismissed with prejudice. The plaintiffs have appealed the California state court dismissal, as well as a prior denial of class certification. The Company believes that the plaintiffs' positions in these litigations are without merit and intends to continue to vigorously defend itself in the litigations.

        Blockbuster Securities Actions.    During February and March 2003, putative class action complaints were filed against Blockbuster in the United States District Court for the Northern District of Texas. A director and certain officers of Blockbuster were also named as defendants. The remaining putative class actions have been consolidated into one action styled In re Blockbuster Inc. Securities Litigation, which is pending in the same court. The consolidated amended complaint, filed July 2003, claims violations of the Securities Exchange Act of 1934 for the time period approximately between February and December 2002. It also generally alleges that the defendants made untrue statements of material fact and/or omitted to disclose material facts about Blockbuster's business and operations, that the value of Blockbuster's common stock was therefore artificially inflated and that certain of the individual defendants sold shares of Blockbuster's common stock at inflated prices. The plaintiffs seek unspecified compensatory damages. In addition, three shareholder derivative actions were filed in February, March and April 2003, of which one is pending in federal court in Texas and two have been consolidated into one action in Texas state court, each arising from substantially similar operative facts. These shareholder derivative actions include claims for breach of fiduciary duties for various time periods beginning in February 2002 and name certain Blockbuster officers and directors, some of whom are directors and/or executive officers of the Company, as individual defendants, and Blockbuster as a nominal defendant. The Company and Blockbuster believe the plaintiffs' positions in all of these actions are without merit and Blockbuster intends to vigorously defend these matters.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

13) COMMITMENTS AND CONTINGENCIES —(Continued)

        Other.    In December 2002, Buena Vista Home Entertainment, Inc. filed a complaint in the United States District Court for the Central District of California claiming that Blockbuster had breached the revenue-sharing agreement between the two parties. Buena Vista claims damages in excess of $120 million. Blockbuster has answered and asserted counterclaims for reformation and breach of contract. On July 22, 2003, the California federal court granted Buena Vista's motion for partial summary judgment, stating in its ruling that a liquidated damages provision in the contract is enforceable. The court reaffirmed its ruling when it denied Blockbuster's motion for reconsideration in February 2004. Blockbuster has several remaining defenses to the claims asserted by Buena Vista. Blockbuster and the Company believe the plaintiff's position is without merit, and intend to vigorously defend this matter.

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

        The accounting policies of the segments are the same as those described in Note 1—Summary of Significant Accounting Policies. Intercompany revenue eliminations associated with the Entertainment, Television, Cable, Radio and Outdoor segments were $353.3 million, $182.6 million, $73.0 million, $43.5 million and $27.7 million, respectively, for 2003. Operating income eliminations primarily reflect the timing of intercompany transactions from the sale of television product to Cable Networks and the sale of feature films to cable and broadcast networks and the Video segment. The 2002 intercompany revenue eliminations were principally associated with the Entertainment, Television and Cable segments and were $357.4 million, $181.2 million and $60.0 million, respectively. The 2001 intercompany revenue eliminations

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

14) REPORTABLE SEGMENTS —(Continued)

were principally associated with the Entertainment, Television and Cable segments and were $406.7 million, $296.4 million and $77.1 million, respectively.

Year Ended December 31,	2003	2002	2001

Revenues:
Cable Networks	$5,645.5	$4,726.7	$4,297.6
Television	7,761.0	7,456.8	7,218.7
Radio	2,097.6	2,121.6	2,014.8
Outdoor	1,748.3	1,633.5	1,656.6
Entertainment	4,101.3	3,680.1	3,626.8
Video	5,911.7	5,565.9	5,156.7
Intercompany eliminations	(680.1)	(578.9)	(748.4)

Total Revenues	$26,585.3	$24,605.7	$23,222.8

Operating Income:
Cable Networks	$2,172.3	$1,772.2	$1,234.9
Television	1,238.1	1,177.6	385.8
Radio	975.0	1,007.6	382.4
Outdoor	207.9	218.0	(90.6)
Entertainment	271.4	358.3	215.3
Video	(847.8)	355.8	(219.6)

Segment Total	4,016.9	4,889.5	1,908.2
Corporate expenses	(187.9)	(159.0)	(169.1)
Residual costs(a)	(146.5)	(67.8)	(87.2)
Eliminations	(56.7)	(66.0)	(191.7)

Total Operating Income	$3,625.8	$4,596.7	$1,460.2
Interest expense	(776.0)	(848.3)	(969.2)
Interest income	14.8	15.8	30.6
Other items, net	(3.4)	(30.0)	254.7

Earnings before income taxes, equity in loss of affiliated companies, minority interest and cumulative effect of change in accounting principle	2,861.2	3,734.2	776.3
Provision for income taxes	(1,599.0)	(1,448.9)	(919.9)
Equity in loss of affiliated companies, net of tax	(.6)	(39.5)	(127.0)
Minority interest, net of tax	173.8	(39.2)	47.1

Net earnings (loss) before cumulative effect of change in accounting principle	1,435.4	2,206.6	(223.5)
Cumulative effect of change in accounting principle, net of minority interest and tax	(18.5)	(1,480.9)	—

Net Earnings (loss)	$1,416.9	$725.7	$(223.5)

(a)
Primarily includes pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

14) REPORTABLE SEGMENTS —(Continued)

Year Ended December 31,	2003	2002	2001

Depreciation and Amortization:
Cable Networks	$195.3	$190.9	$447.1
Television	151.1	140.8	786.4
Radio	27.4	30.8	608.0
Outdoor	215.9	205.6	617.9
Entertainment	129.7	120.7	182.8
Video	257.9	233.8	423.7

Segment Depreciation and Amortization	977.3	922.6	3,065.9
Corporate	22.5	23.0	21.1

Total Depreciation and Amortization	$999.8	$945.6	$3,087.0

At December 31,	2003	2002

Total Assets:
Cable Networks	$13,186.2	$11,548.7
Television	25,648.6	25,704.5
Radio	25,256.9	25,288.0
Outdoor	14,444.3	14,299.2
Entertainment	6,278.0	5,953.9
Video	4,826.8	6,206.1

Segment Assets	89,640.8	89,000.4
Corporate	1,796.2	1,938.6
Eliminations	(1,588.5)	(895.8)

Total Assets	$89,848.5	$90,043.2

Year Ended December 31,	2003	2002	2001

Capital Expenditures:
Cable Networks	$90.3	$95.7	$139.9
Television	123.6	138.7	120.2
Radio	14.1	14.4	12.4
Outdoor	58.1	67.1	86.9
Entertainment	66.4	74.6	54.9
Video	176.8	140.6	93.1

Segment Capital Expenditures	529.3	531.1	507.4
Corporate	5.1	6.0	8.0

Total Capital Expenditures	$534.4	$537.1	$515.4

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

14) REPORTABLE SEGMENTS —(Continued)

        Information regarding the Company's consolidated revenues by type is as follows:

	Revenues by Type
Year Ended December 31,	2003	2002	2001

Advertising sales	$12,071.9	$11,225.1	$10,722.8
Rental/retail sales	5,815.1	5,480.1	5,049.9
Affiliate fees	2,407.7	2,199.0	2,030.9
Feature film exploitation	2,212.4	1,860.0	1,853.6
TV license fees	1,514.5	1,472.2	1,359.2
Other (a)	2,563.7	2,369.3	2,206.4

Total	$26,585.3	$24,605.7	$23,222.8

  (a)
  Other primarily includes revenues from publishing, theme park operations and movie theaters.

        Information regarding the Company's operations by geographic area is as follows:

Year Ended or At December 31,	2003	2002	2001

Revenues (a):
United States	$21,698.3	$20,576.5	$19,466.5
International	4,887.0	4,029.2	3,756.3

Total Revenues	$26,585.3	$24,605.7	$23,222.8

Long-lived Assets (b):
United States	$78,910.3	$79,285.2	$80,730.1
International	2,684.6	2,692.4	2,652.0

Total Long-lived Assets	$81,594.9	$81,977.6	$83,382.1

        Intercompany transactions between geographic areas are not significant.

  (a)
  Revenue classifications are based on customers' locations.

  (b)
  Reflects total assets less current assets, non-current deferred tax assets and investments in affiliated companies.

15) OTHER ITEMS, NET

        For the year ended December 31, 2003, "Other items, net" reflected a net loss of $3.4 million principally consisting of foreign exchange losses of $2.3 million, losses associated with securitizing trade receivables of $14.8 million and an aggregate loss of $7.0 million resulting from the write-down of several investments to their market value, partially offset by a net gain on the disposition of investments of $14.8 million and an insurance recoupment of $5.6 million.

        For the year ended December 31, 2002, "Other items, net" reflected a net loss of $30.0 million which principally consisted of foreign exchange losses of $51.9 million, losses of $19.7 million associated with securitizing trade receivables and an aggregate loss of approximately $13.8 million resulting from the write-down of several investments to their market value. These losses were partially offset by the recovery

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

15) OTHER ITEMS, NET —(Continued)

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

16) SUPPLEMENTAL CASH FLOW INFORMATION

Year Ended or At December 31,	2003	2002	2001

Cash paid for interest, net of amounts capitalized	$693.6	$727.6	$825.8
Cash paid for income taxes	$933.9	$630.1	$430.3
Supplemental schedule of non-cash investing and financing activities:
Equipment acquired under capitalized leases	$80.3	$42.9	$55.0
Fair value of assets acquired	$1,372.3	$1,009.3	$11,355.9
Fair value of liabilities assumed	(100.7)	(91.4)	(329.4)
Minority interest	73.4	159.7	5,749.4
Cash paid, net of cash acquired	(1,345.0)	(926.0)	(886.1)

Impact on stockholders' equity	$—	$151.6	$15,889.8

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

17) QUARTERLY FINANCIAL DATA (unaudited quarterly data)

2003	First Quarter	Second Quarter(a)	Third Quarter	Fourth Quarter(b)	Total Year

Revenues	$6,050.8	$6,418.3	$6,599.8	$7,516.4	$26,585.3
Operating income (loss)	$986.8	$1,315.5	$1,379.5	$(56.0)	$3,625.8
Net earnings (loss) before cumulative effect of change in accounting principle	$461.6	$659.6	$699.6	$(385.4)	$1,435.4
Net earnings (loss)	$443.1	$659.6	$699.6	$(385.4)	$1,416.9
Basic earnings (loss) per common share:
Earnings (loss) before cumulative effect of change in accounting principle	$.26	$.38	$.40	$(.22)	$.82
Net earnings (loss)	$.25	$.38	$.40	$(.22)	$.81
Diluted earnings (loss) per common share:
Earnings before cumulative effect of change in accounting principle	$.26	$.37	$.40	$(.22)	$.82
Net earnings (loss)	$.25	$.37	$.40	$(.22)	$.80
Dividends per common share (c)	—	—	$.06	$.06	$.12
Weighted average number of common shares outstanding:
Basic	1,745.9	1,746.2	1,745.0	1,739.1	1,744.0
Diluted	1,761.1	1,765.3	1,763.2	1,739.1	1,760.7

(a)
As described in Note 4 to the Company's consolidated financial statements, the Company recognized a charge of $26.4 million in the second quarter of 2003 principally resulting from the acquisition of Comedy Central, organizational changes at Showtime Networks Inc. and additional lease termination costs for MTVN due to a change in the initial estimate for its 2001 charge.

(b)
As described in Note 4 to the Company's consolidated financial statements, the Company recorded a non-cash impairment charge of $1.3 billion ($1.0 billion, net of minority interest and tax) related to a reduction in Blockbuster's goodwill and other long-lived assets.

(c)
Viacom's Board of Directors declared a quarterly cash dividend of $.06 per share on its common stock during the third and fourth quarters of 2003.

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

(a)
As described in Note 5 to the Company's consolidated financial statements, the Company recorded an after-tax non-cash goodwill impairment charge of $1.5 billion, net of $336.1 million of minority interest, as a cumulative effect of a change in accounting principle.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

18) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        Viacom International is a wholly owned subsidiary of the Company. Viacom International has fully and unconditionally guaranteed Viacom Inc.'s debt securities (See Note 8). The following condensed consolidating financial statements present the results of operations, financial position and cash flows of Viacom Inc., Viacom International, the direct and indirect Non-Guarantor Affiliates of Viacom Inc. and Viacom International, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Statement of Operations for the Year Ended December 31, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$195.4	$3,599.7	$22,946.7	$(156.5)	$26,585.3

Expenses:
Operating	84.3	1,134.3	15,176.2	(141.1)	16,253.7
Selling, general and administrative	183.8	925.1	3,289.1	(23.3)	4,374.7
Impairment and restructuring charges	—	9.1	1,322.2	—	1,331.3
Depreciation and amortization	5.3	67.5	927.0	—	999.8

Total expenses	273.4	2,136.0	20,714.5	(164.4)	22,959.5

Operating income	(78.0)	1,463.7	2,232.2	7.9	3,625.8
Interest expense, net	(729.9)	(204.2)	172.9	—	(761.2)
Other items, net	(15.5)	31.6	30.2	(49.7)	(3.4)

Earnings (loss) before income taxes	(823.4)	1,291.1	2,435.3	(41.8)	2,861.2
Benefit (provision) for income taxes	328.6	(506.1)	(1,421.5)	—	(1,599.0)
Equity in earnings (loss) of affiliated companies, net of tax	1,911.7	188.3	8.5	(2,109.1)	(.6)
Minority interest, net of tax	—	—	173.8	—	173.8

Net earnings (loss), before cumulative effect	1,416.9	973.3	1,196.1	(2,150.9)	1,435.4
Cumulative effect of change in accounting principle, net of minority interest and tax	—	(3.3)	(15.2)	—	(18.5)

Net earnings (loss)	$1,416.9	$970.0	$1,180.9	$(2,150.9)	$1,416.9

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

18) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS —(Continued)

	Statement of Operations for the Year Ended December 31, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$189.1	$3,079.9	$21,504.2	$(167.5)	$24,605.7

Expenses:
Operating	76.2	926.3	13,981.3	(118.7)	14,865.1
Selling, general and administrative	101.5	824.4	3,280.6	(8.2)	4,198.3
Depreciation and amortization	5.1	76.9	863.6	—	945.6

Total expenses	182.8	1,827.6	18,125.5	(126.9)	20,009.0

Operating income	6.3	1,252.3	3,378.7	(40.6)	4,596.7
Interest expense, net	(742.9)	(313.9)	224.3	—	(832.5)
Other items, net	(20.3)	(193.2)	184.0	(.5)	(30.0)

Earnings (loss) before income taxes	(756.9)	745.2	3,787.0	(41.1)	3,734.2
Benefit (provision) for income taxes	295.9	(297.3)	(1,447.5)	—	(1,448.9)
Equity in earnings (loss) of affiliated companies, net of tax	1,186.7	(671.8)	(25.7)	(528.7)	(39.5)
Minority interest, net of tax	—	.2	(39.4)	—	(39.2)

Net earnings (loss), before cumulative effect	725.7	(223.7)	2,274.4	(569.8)	2,206.6
Cumulative effect of change in accounting principle, net of minority interest and tax	—	—	(1,480.9)	—	(1,480.9)

Net earnings (loss)	$725.7	$(223.7)	$793.5	$(569.8)	$725.7

	Statement of Operations for the Year Ended December 31, 2001

	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$178.9	$2,788.7	$20,581.9	$(326.7)	$23,222.8

Expenses:
Operating	75.6	792.6	13,775.0	(179.4)	14,463.8
Selling, general and administrative	122.5	741.9	3,228.0	—	4,092.4
Restructuring charges	—	66.6	52.8	—	119.4
Depreciation and amortization	8.0	162.2	2,916.8	—	3,087.0

Total expenses	206.1	1,763.3	19,972.6	(179.4)	21,762.6

Operating income	(27.2)	1,025.4	609.3	(147.3)	1,460.2
Interest expense, net	(821.4)	(302.5)	185.3	—	(938.6)
Other items, net	(22.1)	8.3	268.5	—	254.7

Earnings (loss) before income taxes	(870.7)	731.2	1,063.1	(147.3)	776.3
Benefit (provision) for income taxes	348.3	(321.8)	(946.4)	—	(919.9)
Equity in earnings (loss) of affiliated companies, net of tax	298.9	(45.5)	(137.4)	(243.0)	(127.0)
Minority interest, net of tax	—	10.5	36.6	—	47.1

Net earnings (loss)	$(223.5)	$374.4	$15.9	$(390.3)	$(223.5)

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

18) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS —(Continued)

	Balance Sheet at December 31, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Assets
Cash and cash equivalents	$212.5	$26.8	$611.4	$—	$850.7
Receivables, net	43.6	632.9	3,894.1	(234.3)	4,336.3
Inventory	9.2	173.7	1,351.3	(89.8)	1,444.4
Prepaid expenses and other current assets	85.6	153.9	903.0	(37.6)	1,104.9

Total current assets	350.9	987.3	6,759.8	(361.7)	7,736.3

Property and equipment	49.3	723.8	9,855.5	—	10,628.6
Less accumulated depreciation and amortization	10.3	409.7	4,216.6	—	4,636.6

Net property and equipment	39.0	314.1	5,638.9	—	5,992.0

Inventory	17.8	1,130.2	3,530.2	(91.0)	4,587.2
Goodwill	100.3	627.5	56,329.0	—	57,056.8
Intangibles	—	4.1	12,407.7	—	12,411.8
Investments in consolidated subsidiaries	67,753.5	15,285.7	—	(83,039.2)	—
Other assets	177.5	158.6	1,976.1	(247.8)	2,064.4

Total Assets	$68,439.0	$18,507.5	$86,641.7	$(83,739.7)	$89,848.5

Liabilities and Stockholders' Equity
Accounts payable	$1.3	$42.0	$1,021.8	$(11.2)	$1,053.9
Accrued expenses and other	601.9	750.4	3,991.5	(171.4)	5,172.4
Participants' share, residuals and royalties payable	—	40.3	1,214.3	(92.4)	1,162.2
Current portion of long-term debt	—	8.7	187.6	—	196.3

Total current liabilities	603.2	841.4	6,415.2	(275.0)	7,584.8

Long-term debt	9,293.0	35.8	421.6	(67.2)	9,683.2
Other liabilities	(8,666.9)	9,572.7	1,946.7	5,896.0	8,748.5
Minority interest	—	—	627.0	—	627.0
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	22.7	122.8	1,162.3	(1,289.2)	18.6
Additional paid-in capital	65,836.2	1,924.1	92,863.5	(94,783.5)	65,840.3
Retained earnings	7,183.4	6,080.1	5,335.5	(15,457.1)	3,141.9
Accumulated other comprehensive income (loss)	(388.0)	(69.4)	98.0	8.2	(351.2)

	72,654.3	8,057.6	99,587.5	(111,649.8)	68,649.6
Less treasury stock, at cost	5,444.6	—	22,356.3	(22,356.3)	5,444.6

Total stockholders' equity	67,209.7	8,057.6	77,231.2	(89,293.5)	63,205.0

Total Liabilities and Stockholders' Equity	$68,439.0	$18,507.5	$86,641.7	$(83,739.7)	$89,848.5

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

18) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS —(Continued)

	Balance Sheet at December 31, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Assets
Cash and cash equivalents	$236.9	$48.4	$346.1	$—	$631.4
Receivables, net	49.1	552.9	3,290.5	(171.5)	3,721.0
Inventory	8.2	163.9	1,193.5	(32.9)	1,332.7
Prepaid expenses and other current assets	178.7	167.2	1,135.8	—	1,481.7

Total current assets	472.9	932.4	5,965.9	(204.4)	7,166.8

Property and equipment	52.4	648.0	9,151.2	—	9,851.6
Less accumulated depreciation and amortization	6.6	346.9	3,385.4	—	3,738.9

Net property and equipment	45.8	301.1	5,765.8	—	6,112.7

Inventory	16.0	1,042.8	3,628.1	(159.9)	4,527.0
Goodwill	104.2	624.7	56,387.4	—	57,116.3
Intangibles	—	2.9	12,479.7	—	12,482.6
Investments in consolidated subsidiaries	65,692.5	15,034.2	—	(80,726.7)	—
Other assets	249.9	306.5	2,318.4	(237.0)	2,637.8

Total Assets	$66,581.3	$18,244.6	$86,545.3	$(81,328.0)	$90,043.2

Liabilities and Stockholders' Equity
Accounts payable	$4.7	$52.7	$1,131.7	$(12.9)	$1,176.2
Accrued expenses and other	391.9	911.0	3,791.2	(90.1)	5,004.0
Participants' share, residuals and royalties payable	—	23.1	1,014.5	(70.8)	966.8
Current portion of long-term debt	—	13.9	185.1	—	199.0

Total current liabilities	396.6	1,000.7	6,122.5	(173.8)	7,346.0

Long-term debt	9,354.0	210.9	697.2	(56.9)	10,205.2
Other liabilities	(9,941.1)	10,004.3	(1,774.6)	10,870.4	9,159.0
Minority interest	—	—	845.2	—	845.2
Stockholders' Equity:
Preferred Stock	—	—	127.5	(127.5)	—
Common Stock	18.5	122.8	1,147.5	(1,270.3)	18.5
Additional paid-in capital	65,597.8	1,924.2	97,622.3	(99,546.5)	65,597.8
Retained earnings	6,025.2	5,110.1	4,201.9	(13,403.2)	1,934.0
Accumulated other comprehensive loss	(387.7)	(128.4)	(87.9)	23.5	(580.5)

	71,253.8	7,028.7	103,011.3	(114,324.0)	66,969.8
Less treasury stock, at cost	4,482.0	—	22,356.3	(22,356.3)	4,482.0

Total stockholders' equity	66,771.8	7,028.7	80,655.0	(91,967.7)	62,487.8

Total Liabilities and Stockholders' Equity	$66,581.3	$18,244.6	$86,545.3	$(81,328.0)	$90,043.2

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

18) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS —(Continued)

	Statement of Cash Flows for the Year Ended December 31, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(1,449.9)	$945.2	$4,002.1	$—	$3,497.4

Investing activities:
Acquisitions, net of cash acquired	(40.6)	(1,230.9)	(73.5)	—	(1,345.0)
Capital expenditures	—	(64.1)	(470.3)	—	(534.4)
Investments in and advances to affiliated companies	(16.7)	(.8)	(22.5)	—	(40.0)
Purchases of short-term investments	—	—	(1.9)	—	(1.9)
Proceeds from sale of investments	1.6	25.2	7.9	—	34.7
Proceeds from dispositions	—	.7	11.9	—	12.6

Net cash flow used for investing activities	(55.7)	(1,269.9)	(548.4)	—	(1,874.0)

Financing activities:
Proceeds from issuance of notes and debentures	735.3	—	1.2	—	736.5
Proceeds from exercise of stock options	245.2	—	18.1	—	263.3
Repayments to banks, including commercial paper, net	(155.8)	—	(316.3)	—	(472.1)
Repayment of notes and debentures	(609.7)	(155.4)	(6.1)	—	(771.2)
Purchase of Company common stock	(945.1)	—	—	—	(945.1)
Payment of capital lease obligations	—	(12.4)	(89.7)	—	(102.1)
Dividends	(104.6)	—	—	—	(104.6)
Increase (decrease) in intercompany payables	2,315.9	470.9	(2,786.8)	—	—
Other, net	—	—	(8.8)	—	(8.8)

Net cash flow provided by (used for) financing activities	1,481.2	303.1	(3,188.4)	—	(1,404.1)

Net increase (decrease) in cash and cash equivalents	(24.4)	(21.6)	265.3	—	219.3
Cash and cash equivalents at beginning of year	236.9	48.4	346.1	—	631.4

Cash and cash equivalents at end of year	$212.5	$26.8	$611.4	$—	$850.7

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

18) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS —(Continued)

	Statement of Cash Flows for the Year Ended December 31, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(537.8)	$509.5	$3,152.7	$—	$3,124.4

Investing activities:
Acquisitions, net of cash acquired	—	(145.3)	(780.7)	—	(926.0)
Capital expenditures	—	(70.3)	(466.8)	—	(537.1)
Investments in and advances to affiliated companies	(4.8)	(1.2)	(54.8)	—	(60.8)
Purchases of short-term investments	—	—	(2.0)	—	(2.0)
Proceeds from sale of investments	3.8	6.4	11.5	—	21.7
Proceeds from dispositions	—	—	50.5	—	50.5

Net cash flow used for investing activities	(1.0)	(210.4)	(1,242.3)	—	(1,453.7)

Financing activities:
Proceeds from issuance of notes and debentures	1,298.0	—	—	—	1,298.0
Proceeds from exercise of stock options	315.1	—	42.5	—	357.6
Repayments to banks, including commercial paper, net	(959.7)	—	(194.1)	—	(1,153.8)
Repayment of notes and debentures	(488.6)	(489.4)	(31.4)	—	(1,009.4)
Purchase of Company common stock	(1,139.0)	—	—	—	(1,139.0)
Payment of capital lease obligations	—	(11.1)	(103.2)	—	(114.3)
Increase (decrease) in intercompany payables	1,382.2	247.1	(1,629.3)	—	—
Other, net	—	—	(5.8)	—	(5.8)

Net cash flow provided by (used for) financing activities	408.0	(253.4)	(1,921.3)	—	(1,766.7)

Net increase (decrease) in cash and cash equivalents	(130.8)	45.7	(10.9)	—	(96.0)
Cash and cash equivalents at beginning of year	367.7	2.7	357.0	—	727.4

Cash and cash equivalents at end of year	$236.9	$48.4	$346.1	$—	$631.4

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

18) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS —(Continued)

	Statement of Cash Flows for the Year Ended December 31, 2001
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(544.4)	$571.9	$3,481.6	$—	$3,509.1

Investing activities:
Acquisitions, net of cash acquired	(1.4)	(35.6)	(849.1)	—	(886.1)
Capital expenditures	—	(91.8)	(423.6)	—	(515.4)
Investments in and advances to affiliated companies	—	(2.5)	(67.6)	—	(70.1)
Purchases of short-term investments	—	(12.5)	(1.7)	—	(14.2)
Proceeds from sale of investments	1.4	1.8	58.4	—	61.6
Proceeds from dispositions	—	—	233.7	—	233.7

Net cash flow used for investing activities	—	(140.6)	(1,049.9)	—	(1,190.5)

Financing activities:
Proceeds from issuance of notes and debentures	3,417.9	—	5.8	—	3,423.7
Proceeds from exercise of stock options	182.5	—	2.1	—	184.6
Repayments to banks, including commercial paper, net	(1,093.3)	(100.0)	(2,818.7)	—	(4,012.0)
Repayment of notes and debentures	(225.0)	(35.3)	(656.8)	—	(917.1)
Purchase of Company common stock	(1,066.1)	—	—	—	(1,066.1)
Payment of capital lease obligations	—	(12.0)	(124.3)	—	(136.3)
Increase (decrease) in intercompany payables	(496.7)	(607.8)	1,104.5	—	—
Other, net	—	—	(2.5)	—	(2.5)

Net cash flow provided by (used for) financing activities	719.3	(755.1)	(2,489.9)	—	(2,525.7)

Net increase (decrease) in cash and cash equivalents	174.9	(323.8)	(58.2)	—	(207.1)
Cash and cash equivalents at beginning of year	192.8	326.5	415.2	—	934.5

Cash and cash equivalents at end of year	$367.7	$2.7	$357.0	$—	$727.4

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

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

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The information required by this item with respect to the Company's directors is contained in the Viacom Inc. Proxy Statement for the Company's 2004 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Director Nominees," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Committees of the Board of Directors—Audit Committee," which information is incorporated herein by reference.

        The information required by this item with respect to the Company's executive officers is (i) contained in the Proxy Statement under the heading "Codes of Business Conduct and Ethics" and (ii) included in Part I of this Form 10-K under the caption "Executive Officers of the Company," which information is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information required by this item is contained in the Proxy Statement under the headings "Director Compensation" and "Executive Compensation," which information is incorporated herein by reference. Information contained in the Proxy Statement under the headings "Executive Compensation—Report of the Compensation Committee on Executive Compensation" and "Executive Compensation—Performance Graphs" is not incorporated herein by reference.

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

Item 13.    Certain Relationships and Related Transactions.

        The information required by this item is contained in the Proxy Statement under the headings "Executive Compensation—Compensation Committee Interlocks and Insider Participation" and "Related Party Transactions," which information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item is contained in the Proxy Statement under the heading "Services Provided by the Independent Auditor and Fees Paid," which information is incorporated herein by reference.

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

  (b)
  Reports on Form 8-K.

          The Company did not file any Current Report on Form 8-K during the fourth quarter ended December 31, 2003.

          On October 23, 2003, the Company furnished under Items 7 and 12 a Current Report on Form 8-K with respect to earnings information for the third quarter ended September 30, 2003.

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

Date: March 15, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ SUMNER M. REDSTONE Sumner M. Redstone	Chairman of the Board of Directors Chief Executive Officer	March 15, 2004
/s/ RICHARD J. BRESSLER Richard J. Bressler	Senior Executive Vice President Chief Financial Officer	March 15, 2004
/s/ SUSAN C. GORDON Susan C. Gordon	Senior Vice President Controller Chief Accounting Officer	March 15, 2004
* George S. Abrams	Director	March 15, 2004
* David R. Andelman	Director	March 15, 2004
* Joseph A. Califano, Jr.	Director	March 15, 2004
* William S. Cohen	Director	March 15, 2004
* Philippe P. Dauman	Director	March 15, 2004
* William H. Gray III	Director	March 15, 2004
* Alan C. Greenberg	Director	March 15, 2004

Signature	Title	Date
/s/ MEL KARMAZIN Mel Karmazin	Director	March 15, 2004
* Jan Leschly	Director	March 15, 2004
* David T. McLaughlin	Director	March 15, 2004
* Shari Redstone	Director	March 15, 2004
* Frederic V. Salerno	Director	March 15, 2004
* William Schwartz	Director	March 15, 2004
* Ivan Seidenberg	Director	March 15, 2004
* Patty Stonesifer	Director	March 15, 2004
* Robert D. Walter	Director	March 15, 2004
*By:	/s/ MICHAEL D. FRICKLAS Michael D. Fricklas Attorney-in-Fact for the Directors	March 15, 2004

INDEX TO EXHIBITS
ITEM 15(c)

Exhibit No.		Description of Document
(3)		Articles of Incorporation and By-laws
(a)
Amended and Restated Certificate of Incorporation of Viacom Inc. effective May 21, 2003 (incorporated by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2003) (File No. 001-09553).
(b)
Amended and Restated By-laws of Viacom Inc. effective May 21, 2003 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2003) (File No. 001-09553).
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
(a)
Viacom Inc. 1994 Long-Term Management Incentive Plan (as amended and restated through November 1, 1996) (incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1996) (File No. 001-09553) (as amended effective October 10, 2002 by the Amendment to Viacom Stock Option Plans) (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553).*
(b)
Viacom Inc. 1997 Long-Term Management Incentive Plan (as amended and restated through May 25, 2000) (incorporated by reference to Exhibit B to Viacom Inc.'s Proxy Statement dated June 5, 2000) (File No. 001-09553) (as amended effective October 10, 2002 by the Amendment to Viacom Stock Option Plans) (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553).*
(c)
Viacom Inc. 2000 Long-Term Management Incentive Plan (as amended and restated through January 31, 2001) (incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2001) (File No. 001-09553) (as amended effective October 10, 2002 by the Amendment to Viacom Stock Option Plans) (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553).*

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c).

Exhibit No.	Description of Document
(d)	Viacom Inc. Senior Executive Short-Term Incentive Plan (as amended and restated through March 20, 2003) (incorporated by reference to Exhibit C to Viacom Inc.'s Proxy Statement dated April 21, 2003) (File No. 001-09553).*
(e)	Viacom Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of October 14, 2003) (filed herewith).*
(f)	Viacom Inc. Retirement Income Plan for Non-Employee Directors (as amended and restated as of October 14, 2003) (filed herewith).*
(g)
Viacom Inc. Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 1993) (File No. 001-09553) (as amended effective October 10, 2002 by the Amendment to Viacom Stock Option Plans) (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553).*
(h)
Viacom Inc. 1994 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit B to Viacom Inc.'s Proxy Statement dated April 28, 1995) (File No. 001-09553) (as amended effective October 10, 2002 by the Amendment to Viacom Stock Option Plans) (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553).*
(i)
Viacom Inc. 2000 Stock Option Plan for Outside Directors (as amended and restated through May 21, 2003) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2003) (File No. 001-09553).*
(j)	Viacom Excess 401(k) Plan (Effective April 1, 1984, Restated as of December 1, 1999, amended effective January 1, 2002 and August 28, 2002) (as amended October 27, 2003) (filed herewith).*
(k)	Excess Pension Plan for Certain Employees of Viacom International Inc. restated as of January 1, 2003 (as amended October 27, 2003) (filed herewith).*
(l)	Viacom Excess 401(k) Plan for Designated Senior Executives (as amended October 27, 2003) (filed herewith).*
(m)	Viacom Bonus Deferral Plan for Designated Senior Executives (as amended October 27, 2003) (filed herewith).*
(n)
Employment Letter Agreement, dated March 20, 2003, between Viacom Inc. and Sumner M. Redstone (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed on March 20, 2003) (File No. 001-09553).*
(o)
Employment Letter Agreement, dated March 20, 2003, between Viacom Inc. and Mel Karmazin (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. filed on March 20, 2003) (File No. 001-09553).*

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c).

Exhibit No.	Description of Document
(p)	Agreement, dated September 6, 1999, between Viacom Inc. and Philippe P. Dauman (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Viacom Inc. filed on September 8, 1999, as amended by Form 8-K/A filed on September 8, 1999) (File No. 001-09553), as amended by an Agreement dated April 28, 2000 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended March 31, 2000) (File No. 001-09553).*
(q)
Agreement, dated March 2001, between Viacom Inc. and Richard J. Bressler (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2001) (File No. 001-09553).*
(r)
Agreement, dated as of May 1, 2000, between Viacom Inc. and Michael D. Fricklas (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended September 30, 2000), as amended by Agreement dated April 1, 2003 (incorporated by reference to Exhibit 10(a) to the Quarterly Report of Viacom Inc. for the quarter ended March 31, 2003) (File No. 001-09553).*
(s)
Agreement, dated as of May 1, 2000, between Viacom Inc. and William A. Roskin (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2000), as amended by Agreement dated August 1, 2002 (incorporated by reference to Exhibit 10(c) to the Quarterly Report of Viacom Inc. for the quarter ended September 30, 2002) (File No. 001-09553).*
(t)
Service Agreement, dated as of March 1, 1994, between George S. Abrams and Viacom Inc. (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1994) (File No. 001-09553).*
(u)	CBS Corporation ("CBS") plans* assumed by Viacom Inc. after the merger with CBS, consisting of the following:
(i)
CBS 1991 Long-Term Incentive Plan (as amended as of July 28, 1999) (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q of Infinity Broadcasting Corporation for the quarter ended September 30, 1999) (File No. 001-14599).
(ii)
CBS 1993 Long-Term Incentive Plan (as amended as of July 28, 1999) (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q of Infinity Broadcasting Corporation for the quarter ended September 30, 1999) (File No. 001-14599).
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

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c).

Exhibit No.	Description of Document
	(v)	Director's Charitable Giving Program, As Amended Effective April 30, 1996 (incorporated by reference to Exhibit 10(g) to the Quarterly Report on Form 10-Q of CBS (f/k/a Westinghouse Electric Corporation) for the quarter ended June 30, 1996) (File No. 001-00977).
(vi)
CBS Deferred Compensation and Stock Plan for Directors (as amended as of February 24, 2000) (incorporated by reference to Exhibit 10(y)(ix) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2000) (File No. 001-09553).
(vii)
Advisory Director's Plan Termination Fee Deferral Terms and Conditions, Effective April 30, 1996 (As Revised Effective February 24, 2000) (incorporated by reference to Exhibit 10(y)(x) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2000) (File No. 001-09553).
(v)	Infinity Broadcasting Corporation ("Infinity") stock option plans* assumed by Viacom Inc. after the merger with Infinity, consisting of the following:
(i)
Infinity 1998 Long-Term Incentive Plan (as amended as of May 3, 2000) (incorporated by reference to Exhibit 10(aa)(i) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553).
(ii)
Infinity Stock Plan for Directors (Effective as of February 24, 2000) (incorporated by reference to Exhibit 10(aa)(ii) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553).
(iii)
Infinity 1999 Long-Term Incentive Plan (as amended as of December 29, 2000) (incorporated by reference to Exhibit 10(aa)(iii) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553).
(w)
Amendment to Viacom Stock Option Plans referred to above in Exhibits 10(a) through 10(d), 10(h) and (10)(i) (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553).*
(x)
Credit Agreement, dated as of June 21, 1999, between Blockbuster Inc. and the banks named therein (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 initially filed by Blockbuster Inc. on May 6, 1999) (File No. 333-77899), as amended by Amendment No. 1, dated as of June 15, 2000 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Blockbuster Inc., for the quarter ended September 30, 2000) (File No. 1-15153), and Amendment No. 2, dated as of May 7, 2002 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2002) (File No. 001-09553).

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c).

Exhibit No.		Description of Document
	(y)	Five-Year Credit Agreement, dated as of March 7, 2001, among Viacom Inc.; Viacom International Inc.; the Subsidiary Borrowers Parties thereto; the Lenders named therein; The Chase Manhattan Bank, as Administrative Agent; Salomon Smith Barney Inc., as Syndication Agent; and Bank of America, N.A. and Fleet National Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10(cc) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2000), as amended by Amendment No. 1 to Five-Year Credit Agreement dated as of March 5, 2002 (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2001) (File No. 001-09553), Amendment No. 2 to the Five-Year Credit Agreement dated as of February 28, 2003 (incorporated by reference to Exhibit 10(ee) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553) and Amendment No. 3 to the Five-Year Credit Agreement dated as of February 19, 2004 (filed herewith).
(z)
Five-Year Credit Agreement, dated as of February 19, 2004, among Viacom Inc., Viacom International Inc., the Subsidiary Borrowers Parties thereto, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A., as Co-Syndication Agent and Bank of America, N.A., Deutsche Bank Securities, Inc., and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Co-Documentation Agents (filed herewith).
(12)		Statement re Computations of Ratios (filed herewith).
(21)		Subsidiaries of Viacom Inc. (filed herewith).
(23)		Consents of Experts and Counsel
	(a)	Consent of PricewaterhouseCoopers LLP (filed herewith).
(24)		Powers of Attorney (filed herewith).
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c).

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

        The following consolidated financial statements and schedule of the registrant and its subsidiaries are submitted herewith as part of this report:

Reference (Page/s)
Item 15(a)(1) Financial Statements:
1.	Management's Statement of Responsibility for Financial Reporting	II-36
2.	Report of Independent Auditors	II-37
3.	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	II-38
4.	Consolidated Balance Sheets as of December 31, 2003 and 2002	II-39
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	II-40
6.	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001	II-41
7.	Notes to Consolidated Financial Statements	II-42
Item 15(a)(2) Financial Statement Schedule:
	II. Valuation and qualifying accounts	F-2

        All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the Schedule.

F-1

VIACOM INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Millions of dollars)

Col. A	Col. B	Col. C			Col. D		Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period

Allowance for doubtful accounts:
Year ended December 31, 2003	$278.0	$6.9	$82.7	$.9	$73.0		$295.5
Year ended December 31, 2002	$274.9	$—	$203.2	$4.1	$204.2		$278.0
Year ended December 31, 2001	$246.2	$—	$112.3	$(9.3)	$74.3		$274.9
Valuation allowance on deferred tax assets:
Year ended December 31, 2003	$76.7	$—	$34.1	$8.8	$15.7		$103.9
Year ended December 31, 2002	$136.0	$—	$1.1	$—	$60.4	(1)	$76.7
Year ended December 31, 2001	$172.1	$—	$5.0	$22.5	$63.6	(2)	$136.0
Reserves for inventory obsolescence:
Year ended December 31, 2003	$95.8	$—	$24.2	$—	$26.1		$93.9
Year ended December 31, 2002	$67.1	$—	$37.0	$—	$8.3		$95.8
Year ended December 31, 2001	$78.5	$—	$28.0	$7.3	$46.7		$67.1

Notes:

(1)
Primarily related to the release of valuations allowances related to foreign operating losses.

(2)
Primarily related to the release of a pre-acquisition CBS valuation allowance of foreign tax credits.

F-2