Form 10-Q
period 2004-03-31
VIACOM INC
filed 2004-05-07
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
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

Number of shares of common stock outstanding at April 30, 2004:

Class A Common Stock, par value $.01 per share—132,096,787

Class B Common Stock, par value $.01 per share—1,600,517,480

VIACOM INC.
INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2004		2003

Revenues		$6,772.4	$6,050.8

Expenses:
Operating		4,289.6	3,873.2
Selling, general and administrative		1,051.8	949.6
Depreciation and amortization		251.5	241.2

Total expenses		5,592.9	5,064.0

Operating income		1,179.5	986.8
Interest expense		(184.5)	(193.5)
Interest income		5.4	3.7
Other items, net		(11.6)	12.4

Earnings before income taxes, equity in loss of affiliated companies, minority interest and cumulative effect of change in accounting principle		988.8	809.4
Provision for income taxes		(254.8)	(330.2)
Equity in loss of affiliated companies, net of tax		(2.1)	—
Minority interest, net of tax		(21.4)	(17.6)

Net earnings before cumulative effect of change in accounting principle		710.5	461.6
Cumulative effect of change in accounting principle, net of minority interest and tax		—	(18.5)

Net earnings		$710.5	$443.1

Basic and diluted earnings per common share:
Net earnings before cumulative effect of change in accounting principle		$.41	$.26
Cumulative effect of change in accounting principle		$—	$(.01)
Net earnings		$.41	$.25
Weighted average number of common shares outstanding:
Basic		1,731.0	1,745.9
Diluted		1,744.5	1,761.1
Dividends per common share	$	..06	$—

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At March 31, 2004	At December 31, 2003

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,059.3	$850.7
Receivables, less allowances of $289.8 (2004) and $295.5 (2003)	3,894.6	4,336.3
Inventory (Note 4)	1,328.1	1,444.4
Prepaid expenses and other current assets	1,188.8	1,104.9

Total current assets	7,470.8	7,736.3

Property and equipment:
Land	750.4	751.1
Buildings	975.1	980.1
Capital leases	711.9	694.4
Advertising structures	2,253.6	2,244.3
Equipment and other	6,035.5	5,958.7

	10,726.5	10,628.6
Less accumulated depreciation and amortization	4,835.2	4,636.6

Net property and equipment	5,891.3	5,992.0

Inventory (Note 4)	4,749.4	4,587.2
Goodwill (Note 3)	57,032.1	57,056.8
Intangibles (Note 3)	12,389.7	12,411.8
Other assets	2,198.2	2,064.4

Total Assets	$89,731.5	$89,848.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$896.3	$1,053.9
Accrued compensation	409.7	682.7
Accrued expenses and other current liabilities	3,077.7	3,368.4
Participants' share, residuals and royalties payable	1,162.5	1,162.2
Program rights	1,154.0	858.7
Income taxes payable	349.6	262.6
Current portion of long-term debt (Note 6)	135.6	196.3

Total current liabilities	7,185.4	7,584.8

Long-term debt (Note 6)	9,685.1	9,683.2
Deferred income tax liabilities, net	418.3	297.2
Other liabilities	8,304.1	8,451.3
Commitments and contingencies (Note 10)
Minority interest	645.6	627.0
Stockholders' Equity:
Class A Common Stock, par value $.01 per share; 750.0 shares authorized; 133.5 (2004) and 133.7 (2003) shares issued	1.3	1.3
Class B Common Stock, par value $.01 per share; 10,000.0 shares authorized; 1,732.3 (2004) and 1,730.8 (2003) shares issued	17.4	17.3
Additional paid-in capital	65,878.7	65,840.3
Retained earnings	3,748.6	3,141.9
Accumulated other comprehensive loss (Note 1)	(359.9)	(351.2)

	69,286.1	68,649.6
Less treasury stock, at cost; 1.4 (2004 and 2003) Class A shares; and 136.9 (2004) and 128.5 (2003) Class B shares	5,793.1	5,444.6

Total stockholders' equity	63,493.0	63,205.0

Total Liabilities and Stockholders' Equity	$89,731.5	$89,848.5

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended March 31,
	2004	2003

Operating Activities:
Net earnings	$710.5	$443.1
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Cumulative effect of change in accounting principle, net of minority interest and tax	—	18.5
Depreciation and amortization	251.5	241.2
Equity in loss of affiliated companies, net of tax	2.1	—
Distributions from affiliated companies	3.0	10.6
Minority interest, net of tax	21.4	17.6
Change in assets and liabilities, net of effects of acquisitions	(59.9)	(31.6)

Net cash flow provided by operating activities	928.6	699.4

Investing Activities:
Capital expenditures	(112.0)	(107.9)
Acquisitions, net of cash acquired	(26.1)	(42.1)
Investments in and advances to affiliated companies	(6.3)	(9.5)
Proceeds from sale of investments	6.0	—
Proceeds from dispositions	3.8	0.4
Other, net	1.0	(0.5)

Net cash flow used for investing activities	(133.6)	(159.6)

Financing Activities:
(Repayments to) borrowing from banks, including commercial paper, net	(54.4)	23.9
Proceeds from issuance of notes and debentures	—	1.9
Proceeds from exercise of stock options	30.8	25.3
Repayment of notes and debentures	(9.6)	(339.2)
Purchase of Company common stock	(426.6)	(185.1)
Dividends	(104.4)	—
Payment of capital lease obligations	(19.9)	(32.5)
Other, net	(2.3)	(1.4)

Net cash flow used for financing activities	(586.4)	(507.1)

Net increase in cash and cash equivalents	208.6	32.7
Cash and cash equivalents at beginning of period	850.7	631.4

Cash and cash equivalents at end of period	$1,059.3	$664.1

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Fair value of assets acquired	$24.0	$42.1
Fair value of liabilities assumed	(0.2)	—
Acquisition of minority interest	2.3	—
Cash paid, net of cash acquired	(26.1)	(42.1)

Impact on stockholders' equity	$—	$—

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollar in millions, except per share amounts)

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of Viacom Inc. and investments of more than 50% in subsidiaries and other entities for which the company, directly or indirectly, has a controlling financial interest ("Viacom" or the "Company"). Investments in affiliated companies over which the Company has a significant influence or ownership of at least 20% but less than or equal to 50% are accounted for under the equity method. Investments of less than 20% are accounted for under the cost method. All significant intercompany transactions have been eliminated.

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. Certain previously reported amounts have been reclassified to conform with the current presentation.

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

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options only in the periods in which such effect would have been dilutive. For the three months ended March 31, 2004 and 2003, respectively, stock options to purchase 81.1 million and 94.9 million shares of Class B Common Stock at weighted average prices of $48.36 and $47.03 were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

The table below presents a reconciliation of weighted average shares used in the calculations of basic and diluted EPS:

	Three Months Ended March 31,
	2004	2003

Weighted average shares for basic EPS	1,731.0	1,745.9
Incremental shares for stock options	13.5	15.2

Weighted average shares for diluted EPS	1,744.5	1,761.1

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollar in millions, except per share amounts)

Comprehensive Income (Loss)—Total comprehensive income for the Company includes net earnings and other comprehensive income items listed in the table below.

	Three Months Ended March 31,
	2004	2003

Net earnings	$710.5	$443.1
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(17.2)	24.9
Net unrealized loss on securities	—	(1.0)
Change in fair value of cash flow hedges	(.4)	(.1)
Minimum pension liability adjustment	8.9	23.1

Total comprehensive income	$701.8	$490.0

Stock-Based Compensation—The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and, accordingly, does not recognize compensation expense for stock option grants because the Company does not issue options at exercise prices below market value at date of grant.

The following table reflects the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and the number of options granted in future years may change.

	Three Months Ended March 31,
	2004	2003

Net earnings	$710.5	$443.1
Option expense, net of tax	(81.9)	(66.0)

Net earnings after option expense	$628.6	$377.1

Basic earnings per share:
Net earnings as reported	$.41	$.25
Net earnings after option expense	$.36	$.22
Diluted earnings per share:
Net earnings as reported	$.41	$.25
Net earnings after option expense	$.36	$.21

Goodwill and Intangible Assets—The Company's intangible assets are considered to have finite or indefinite lives and are allocated to various reporting units, which are generally consistent with or one level below the Company's reportable segments. Intangible assets with finite lives, which primarily consist of franchise and subscriber agreements, are generally amortized by the straight-line method over their estimated useful lives, which range from 5 to 40 years and are periodically reviewed for impairment. Intangible assets with indefinite lives, which consist primarily of FCC licenses and goodwill, are no longer amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. The estimated fair values of the various reporting units are computed principally

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollar in millions, except per share amounts)

using the present value of future cash flows. If the carrying amount of goodwill or the intangible asset exceeds its fair value, an impairment loss is recognized as a non-cash charge. Such a charge could have a significant effect on reported net earnings.

Changes in Accounting Principle—Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 requires the capitalization of asset retirement costs as part of the total cost of the related long-lived asset and the depreciation of this cost over the corresponding asset's useful life. SFAS 143 primarily applies to certain of the Company's video store leases and billboard advertising locations, where the Company is legally obligated to remove leasehold improvements to restore the property to its original condition. The asset retirement obligation was $53.2 million and $53.0 million at March 31, 2004 and December 31, 2003, respectively. As a result of the adoption of this standard, the Company recognized in the first quarter of 2003 a charge of $18.5 million, or $.01 per share, reflected as a cumulative effect of change in accounting principle, net of minority interest and tax.

Recent Pronouncements—In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46") which was replaced in December 2003 by the issuance of FIN 46R ("FIN 46R"). FIN 46R explains how to identify variable interest entities ("VIEs") and how a company should assess its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The provisions of FIN 46R were effective for special purpose entities (SPEs) as of December 31, 2003. The remaining provisions were effective as of January 1, 2004. The adoption of FIN 46R did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

In 2003, the Company adopted SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS 132") for all U.S. plans. SFAS 132, as revised, required additional disclosures in annual reports about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. Refer to Note 7 for the required disclosures in interim financial reports.

2)  PENDING TRANSACTION

On February 10, 2004, the Company announced that its Board of Directors authorized the Company to pursue the divestiture of Viacom's approximately 81.5% interest in Blockbuster, based on the conclusion that Blockbuster would be better positioned as a company completely independent of Viacom. The Company anticipates that the divestiture would be achieved through a tax-free split-off, but will also continue to consider other alternatives. The transaction is subject to further approval of the Viacom Board and an assessment of market conditions. The split-off, which would result in a reduction of Viacom's outstanding shares, is expected to be completed by mid-2004. If a split-off of Blockbuster occurred, any difference between the fair market value of Blockbuster and its net book value at the time of the split-off will be recognized as a gain or loss for accounting purposes.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollar in millions, except per share amounts)

3)  GOODWILL AND INTANGIBLE ASSETS

The Company's intangible assets subject to amortization and related accumulated amortization were as follows:

At March 31, 2004	Gross	Accumulated Amortization	Net

Franchise agreements	$456.1	$(98.2)	$357.9
Subscriber agreements	372.5	(196.1)	176.4
Other intangible assets	266.1	(108.7)	157.4

Total	$1,094.7	$(403.0)	$691.7

At December 31, 2003	Gross	Accumulated Amortization	Net

Franchise agreements	$456.9	$(92.3)	$364.6
Subscriber agreements	372.5	(183.5)	189.0
Other intangible assets	264.8	(104.6)	160.2

Total	$1,094.2	$(380.4)	$713.8

Amortization expense was $25.4 million and $25.3 million for the three months ended March 31, 2004 and March 31, 2003, respectively. The Company expects its annual amortization expense for existing intangible assets subject to amortization to be as follows:

	2004	2005	2006	2007	2008

Amortization expense	$103.1	$93.5	$87.8	$75.1	$35.5

FCC licenses, valued at approximately $11.7 billion at March 31, 2004 and December 31, 2003, were recorded as intangible assets with indefinite lives and were not subject to amortization.

The changes in the book value of goodwill, by segment, for the three months ended March 31, 2004 were as follows:

	At December 31, 2003	Acquisitions	Adjustments (a)	At March 31, 2004

Cable Networks	$8,473.6	$—	$(16.6)	$8,457.0
Television	13,178.0	—	—	13,178.0
Radio	19,272.6	—	—	19,272.6
Outdoor	11,577.5	9.7	(17.7)	11,569.5
Entertainment	1,943.5	—	(.1)	1,943.4
Video	2,611.6	—	—	2,611.6

Total	$57,056.8	$9.7	$(34.4)	$57,032.1

(a)
Adjustments primarily relate to purchase price allocations for acquisitions and foreign currency translation adjustments.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

4)  INVENTORY

	At March 31, 2004	At December 31, 2003

Theatrical and television inventory:
Theatrical:
Released (including acquired film libraries)	$573.5	$629.4
Completed, not released	33.6	60.4
In process and other	503.0	399.9
Television:
Released	874.9	845.0
In process and other	77.4	76.9
Program rights	3,042.2	3,051.8

	5,104.6	5,063.4
Less current portion	733.1	862.8

	4,371.5	4,200.6

Merchandise inventory	499.4	495.7
Rental inventory	344.3	350.9
Publishing, primarily finished goods	68.8	64.2
Other	60.4	57.4

	972.9	968.2
Less current portion	595.0	581.6

	377.9	386.6

Total Current Inventory	$1,328.1	$1,444.4

Total Non-Current Inventory	$4,749.4	$4,587.2

5)  RESTRUCTURING CHARGES

In the second quarter of 2003, restructuring charges of $26.4 million were recorded at Cable Networks. The charges principally reflected $17.7 million of severance liabilities resulting from the acquisition of the remaining 50% of Comedy Central that the Company did not own and organizational changes at Showtime Networks Inc. Also included in this total was $8.4 million for additional lease termination costs for MTV Networks ("MTVN") due to a change in the initial estimate for its 2001 charge. In 2001, the Company recorded a restructuring charge of $66.6 million for MTVN associated with reducing headcount and closing certain domestic and foreign offices. Severance payments will continue through 2005 since certain employees will be paid out over the terms of their employment contracts.

The following table summarizes the 2004 activity for the restructuring charges discussed above:

At December 31, 2003	$27.2
Severance payments	(3.9)
Lease payments	(1.1)

At March 31, 2004	$22.2

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

6)  BANK FINANCING AND DEBT

The following table sets forth the Company's long-term debt:

	At March 31, 2004	At December 31, 2003

Notes payable to banks	$57.1	$107.2
Commercial paper	20.0	20.0
Senior debt (4.625% - 8.875% due 2005-2051)	9,486.2	9,474.7
Senior subordinated debt (10.50% due 2009)	64.3	66.3
Other notes	16.0	26.0
Obligations under capital leases	379.1	387.0

Total Debt	10,022.7	10,081.2
Less current portion	135.6	196.3
Less discontinued operations debt (a)	202.0	201.7

Total Long-Term Debt	$9,685.1	$9,683.2

(a)
Included in "Other liabilities" on the Consolidated Balance Sheets.

The Company's total debt presented above includes (i) an aggregate unamortized premium of $40.4 million and $41.4 million and (ii) the change in the carrying value of the debt, since inception, relating to fair value swaps of $59.9 million and $48.2 million for the periods ending March 31, 2004 and December 31, 2003, respectively.

The senior debt of Viacom Inc. is fully and unconditionally guaranteed by its wholly owned subsidiary, Viacom International Inc. ("Viacom International"). The senior debt and senior subordinated debt of the Company's wholly owned subsidiaries, CBS Broadcasting Inc. and Go Outdoor Systems Holdings S.A., respectively, are not guaranteed; the aggregate outstanding amount of such debt at March 31, 2004 was $116.5 million.

As of March 31, 2004, Blockbuster repaid $50.0 million under its credit agreement.

Viacom Credit Agreement

As of December 31, 2003, the Company's credit facilities, excluding Blockbuster's credit facility, totaled $4.65 billion comprised of a $1.7 billion 364-day revolving facility due February 2004, a $1.45 billion revolving facility due May 2005 and a $1.5 billion revolving facility due March 2006. In February 2004, the Company entered into a $3.0 billion 5-year credit facility which replaced the $1.7 billion and the $1.45 billion facilities. The terms and conditions of the $3.0 billion facility are substantially similar to the $1.5 billion facility. The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the $3.0 billion and $1.5 billion facilities (collectively, the "Credit Facilities"). Borrowing rates under the facilities are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments. As of March 31, 2004, the Company had unused revolving credit facilities, excluding Blockbuster's credit facility, of $4.26 billion.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

The facilities contain covenants, which among other things, require that the Company maintain a minimum interest coverage ratio. At March 31, 2004, the Company was in compliance with all covenants under the Credit Facilities.

The primary purpose of the Credit Facilities is to support commercial paper borrowings. At March 31, 2004, the Company had commercial paper borrowings of $20.0 million under its $4.5 billion commercial paper program. Borrowings under the program have maturities of less than one year.

At March 31, 2004, the Company classified $20.0 million of commercial paper as long-term debt, reflecting its intent and ability, through the existence of unused revolving credit facilities, to refinance this debt on a long-term basis.

Accounts Receivable Securitization Programs

As of March 31, 2004, the Company had an aggregate of $1.0 billion outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from these programs were used to reduce outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs must pass certain performance ratios. As of March 31, 2004, the Company was in compliance with the required ratios under the receivable securitization programs.

7)  PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended March 31,	2004	2003	2004	2003

Components of net periodic cost:
Service cost	$15.5	$14.6	$.7	$.6
Interest cost	81.1	86.4	18.0	20.1
Expected return on plan assets	(74.3)	(73.9)	(.2)	(.5)
Amortization of transition obligation	.1	(.1)	—	—
Amortization of unrecognized prior service cost	.4	.4	(.2)	(.3)
Recognized actuarial loss	8.8	11.5	.5	1.4

Net periodic cost	$31.6	$38.9	$18.8	$21.3

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

8)  SHARE PURCHASE PROGRAM AND CASH DIVIDENDS

For the three months ended March 31, 2004, on a trade date basis, the Company purchased approximately 8.9 million shares of its Class B Common Stock for $367.0 million under its current $3.0 billion stock purchase program. For the three months ended March 31, 2003, the Company purchased 3.4 million shares of its Class B Common Stock for $141.9 million. Since inception of this program in October 2002, a total of 35.8 million shares of Class B Common Stock have been purchased through March 31, 2004, for $1.5 billion, leaving $1.5 billion remaining under the $3.0 billion stock purchase program.

For the three months ended March 31, 2004, in order to maintain Viacom's consolidated tax position with Blockbuster, the Company purchased approximately 123,000 shares of Blockbuster Class A Common Stock for approximately $2.2 million.

On January 1, 2004, the Company paid $104.4 million to stockholders for the dividend declared on October 14, 2003. On January 28, 2004, Viacom's Board of Directors declared a quarterly cash dividend of $.06 per share on Viacom Class A and Class B Common Stock. The dividend was payable April 1, 2004 to stockholders of record at the close of business on February 27, 2004.

9)  PROVISION FOR INCOME TAXES

For the first quarter of 2004, the Company's effective income tax rate decreased to 25.8% from 40.8% in the first quarter of 2003 principally due to the resolution of the Company's federal income tax audit for the years 1997 through May 4, 2000. Excluding this tax benefit, the effective tax rate was 40.7% for the first quarter of 2004.

10)  COMMITMENTS AND CONTINGENCIES

Guarantees

The Company owns a 50% equity interest in United Cinemas International ("UCI"), which operates movie theaters in Europe, Latin America and Asia. As of March 31, 2004, the Company guaranteed approximately $318.0 million of UCI's debt obligations under a revolving credit facility, which expires in December 2004, and $187.7 million of UCI's theater leases. The Company also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres LLC and guarantees certain theater leases for approximately $12.6 million. The debt and lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of March 31, 2004 as they were provided by the Company prior to the adoption of FIN 45.

Additionally, the Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $351.8 million at March 31, 2004 and are not recorded in the balance sheet as of March 31, 2004.

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

Claims typically are both filed and settled in large groups, which makes the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2004, the Company had pending approximately 114,670 asbestos claims, as compared with approximately 112,280 as of December 31, 2003 and approximately 109,200 as of March 31, 2003. Of the claims pending as of March 31, 2004, approximately 84,660 were pending in state courts, 27,430 in federal courts and approximately 2,580 were third party claims. During the first quarter of 2004, the Company received approximately 4,510 new claims and closed or moved to an inactive docket approximately 2,120 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third party claims. The Company's total costs (recovery) for the years 2003 and 2002 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $(8.7) million and $28.0 million, respectively. A portion of such costs relates to claims settled in prior years. If proceeds received in 2003 from commuted insurance policies were excluded from the Company's total costs in 2003, the Company's total costs after insurance recoveries and net of tax benefits would have been $56.6 million.

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

Blockbuster Securities Actions.    During February and March 2003, putative class action complaints were filed against Blockbuster in the United States District Court for the Northern District of Texas. A director and certain officers of Blockbuster were also named as defendants. The remaining putative class actions have been consolidated into one action styled In re Blockbuster Inc. Securities Litigation. The consolidated amended complaint, filed July 2003, claims violations of the Securities Exchange Act of 1934 for the time period approximately between February and December 2002. It also generally alleges that the defendants made untrue statements of material fact and/or omitted to disclose material facts about Blockbuster's business and operations, that the value of Blockbuster's common stock was therefore artificially inflated and that certain of the individual defendants sold shares of Blockbuster's common stock at inflated prices. The plaintiffs seek unspecified compensatory damages. In April 2004, Blockbuster's motion to dismiss was granted by the United States District Court for the Northern District of Texas and the consolidated amended complaint was dismissed in its entirety, partially with prejudice and partially without prejudice. In February, March and April 2003, three shareholder derivative actions were filed, one of which is pending in federal court in Texas and two have been consolidated into one action in Texas state court, each arising from substantially similar operative facts. These shareholder derivative actions include claims for breach of fiduciary duties for various time periods beginning in February 2002 and name certain Blockbuster officers and directors, some of whom are directors and/or executive officers of the Company, as individual defendants, and Blockbuster as a nominal defendant. The Company and Blockbuster believe the plaintiffs' positions in all of these actions are without merit and Blockbuster intends to vigorously defend these matters.

Other.    In December 2002, Buena Vista Home Entertainment, Inc. filed a complaint in the United States District Court for the Central District of California claiming that Blockbuster had breached the revenue-sharing agreement between the two parties. Buena Vista claims damages in excess of $120.0 million. Blockbuster has answered and asserted counterclaims for reformation and breach of contract. In July 2003, the California federal court granted Buena Vista's motion for partial summary judgment, stating in its ruling that a liquidated damages provision in the contract is enforceable. The court reaffirmed its ruling when it denied Blockbuster's motion for reconsideration in February 2004.

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

Revenues generated between segments primarily reflect the licensing of feature films and television product to cable and broadcast networks, advertising sales and the sale of DVD and VHS releases of feature films to the Video segment. These transactions are recorded at fair market value as if the sales were to third parties and are eliminated in consolidation. For the three months ended March 31, 2004, revenue eliminations were principally as follows: Entertainment $90.1 million, Television $23.6 million and Radio $5.9 million. For the three months ended March 31, 2003, revenue eliminations were principally as follows: Entertainment $107.9 million, Television $22.0 million and Cable Networks $41.8 million.

	Three Months Ended March 31,
	2004	2003

Revenues:
Cable Networks	$1,407.7	$1,168.2
Television	2,272.7	1,924.5
Radio	455.1	443.8
Outdoor	403.3	378.3
Entertainment	851.6	798.2
Video	1,503.1	1,517.8
Eliminations	(121.1)	(180.0)

Total Revenues	$6,772.4	$6,050.8

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2004	2003

Operating Income:
Cable Networks	$535.5	$432.2
Television	335.7	242.6
Radio	199.2	190.6
Outdoor	13.8	25.4
Entertainment	33.4	21.5
Video	124.9	148.7

Segment total	1,242.5	1,061.0
Corporate expenses	(36.5)	(30.1)
Residual costs (a)	(28.4)	(36.6)
Eliminations	1.9	(7.5)

Total Operating Income	1,179.5	986.8
Interest expense	(184.5)	(193.5)
Interest income	5.4	3.7
Other items, net	(11.6)	12.4

Earnings before income taxes, equity in loss of affiliated companies, minority interest and cumulative effect of change in accounting principle	988.8	809.4
Provision for income taxes	(254.8)	(330.2)
Equity in loss of affiliated companies, net of tax	(2.1)	—
Minority interest, net of tax	(21.4)	(17.6)

Net earnings before cumulative effect of change in accounting principle	710.5	461.6
Cumulative effect of change in accounting principle, net of minority interest and tax	—	(18.5)

Net Earnings	$710.5	$443.1

(a)
Residual costs primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2004	2003

Depreciation and Amortization:
Cable Networks	$57.5	$47.7
Television	35.4	37.0
Radio	7.3	6.9
Outdoor	54.2	52.2
Entertainment	31.9	29.9
Video	59.6	61.7
Corporate	5.6	5.8

Total Depreciation and Amortization	$251.5	$241.2

	At March 31, 2004	At December 31, 2003

Total Assets:
Cable Networks	$13,092.6	$13,186.2
Television	25,710.1	25,648.6
Radio	25,170.4	25,256.9
Outdoor	14,377.4	14,444.3
Entertainment	6,008.1	6,278.0
Video	4,734.8	4,826.8
Corporate	2,119.8	1,796.2
Eliminations	(1,481.7)	(1,588.5)

Total Assets	$89,731.5	$89,848.5

	Three Months Ended March 31,
	2004	2003

Capital Expenditures:
Cable Networks	$12.2	$13.4
Television	12.2	30.4
Radio	5.0	3.8
Outdoor	11.4	14.7
Entertainment	18.5	18.8
Video	49.7	23.7
Corporate	3.0	3.1

Total Capital Expenditures	$112.0	$107.9

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

12)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Viacom International is a wholly owned subsidiary of the Company. Viacom International has fully and unconditionally guaranteed Viacom Inc.'s debt securities (see Note 6). The following condensed consolidating financial statements present the results of operations, financial position and cash flows of Viacom Inc., Viacom International, the direct and indirect Non-Guarantor Affiliates of Viacom Inc. and Viacom International, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Statement of Operations for the Three Months Ended March 31, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$48.3	$864.9	$5,868.3	$(9.1)	$6,772.4

Expenses:
Operating	20.2	285.6	3,996.5	(12.7)	4,289.6
Selling, general and administrative	36.8	215.7	802.0	(2.7)	1,051.8
Depreciation and amortization	1.3	24.9	225.3	—	251.5

Total expenses	58.3	526.2	5,023.8	(15.4)	5,592.9

Operating income (loss)	(10.0)	338.7	844.5	6.3	1,179.5
Interest expense, net	(188.3)	(51.6)	60.8	—	(179.1)
Other items, net	(2.7)	10.8	5.2	(24.9)	(11.6)

Earnings (loss) before income taxes, equity in earnings (loss) of affiliated companies and minority interest	(201.0)	297.9	910.5	(18.6)	988.8
Benefit (provision) for income taxes	80.2	(118.0)	(217.0)	—	(254.8)
Equity in earnings (loss) of affiliated companies, net of tax	831.3	265.7	(1.7)	(1,097.4)	(2.1)
Minority interest, net of tax	—	—	(21.4)	—	(21.4)

Net earnings	$710.5	$445.6	$670.4	$(1,116.0)	$710.5

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Three Months Ended March 31, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$41.1	$759.2	$5,286.6	$(36.1)	$6,050.8

Expenses:
Operating	19.2	263.0	3,628.5	(37.5)	3,873.2
Selling, general and administrative	50.0	162.6	744.7	(7.7)	949.6
Depreciation and amortization	1.2	18.4	221.6	—	241.2

Total expenses	70.4	444.0	4,594.8	(45.2)	5,064.0

Operating income (loss)	(29.3)	315.2	691.8	9.1	986.8
Interest expense, net	(179.3)	(84.9)	74.4	—	(189.8)
Other items, net	(4.5)	2.4	14.5	—	12.4

Earnings (loss) before income taxes, equity in earnings (loss) of affiliated companies, minority interest and cumulative effect of change in accounting principle	(213.1)	232.7	780.7	9.1	809.4
Benefit (provision) for income taxes	85.1	(92.6)	(322.7)	—	(330.2)
Equity in earnings (loss) of affiliated companies, net of tax	571.1	177.8	(5.2)	(743.7)	—
Minority interest, net of tax	—	—	(17.6)	—	(17.6)

Net earnings before cumulative effect of change in accounting principle	443.1	317.9	435.2	(734.6)	461.6
Cumulative effect of change in accounting principle, net of minority interest and tax	—	(3.3)	(15.2)	—	(18.5)

Net earnings	$443.1	$314.6	$420.0	$(734.6)	$443.1

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet at March 31, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Assets
Cash and cash equivalents	$462.7	$24.5	$572.1	$—	$1,059.3
Receivables, net	52.8	538.0	3,550.6	(246.8)	3,894.6
Inventory	9.0	165.2	1,241.4	(87.5)	1,328.1
Prepaid expenses and other current assets	72.3	155.7	968.1	(7.3)	1,188.8

Total current assets	596.8	883.4	6,332.2	(341.6)	7,470.8

Property and equipment	49.8	738.5	9,938.2	—	10,726.5
Less accumulated depreciation and amortization	11.6	434.2	4,389.4	—	4,835.2

Net property and equipment	38.2	304.3	5,548.8	—	5,891.3

Inventory	15.1	1,174.4	3,646.7	(86.8)	4,749.4
Goodwill	100.3	627.5	56,304.3	—	57,032.1
Intangibles	—	4.6	12,385.4	(.3)	12,389.7
Investments in consolidated subsidiaries	68,587.2	15,549.4	—	(84,136.6)	—
Other assets	248.9	186.6	1,977.7	(215.0)	2,198.2

Total Assets	$69,586.5	$18,730.2	$86,195.1	$(84,780.3)	$89,731.5

Liabilities and Stockholders' Equity
Accounts payable	$2.3	$74.1	$834.5	$(14.6)	$896.3
Accrued expenses and other	573.9	554.7	3,977.1	(114.7)	4,991.0
Participants' share, residuals and royalties payable	—	45.8	1,216.5	(99.8)	1,162.5
Current portion of long-term debt	—	7.9	127.7	—	135.6

Total current liabilities	576.2	682.5	6,155.8	(229.1)	7,185.4

Long-term debt	9,304.1	41.6	404.7	(65.3)	9,685.1
Other liabilities	(7,810.4)	9,532.3	1,109.1	5,891.4	8,722.4
Minority interest	—	—	645.6	—	645.6
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	22.8	122.8	1,162.3	(1,289.2)	18.7
Additional paid-in capital	65,874.6	1,924.1	92,863.5	(94,783.5)	65,878.7
Retained earnings	7,765.2	6,525.7	6,003.0	(16,545.3)	3,748.6
Accumulated other comprehensive income (loss)	(352.9)	(98.8)	78.9	12.9	(359.9)

	73,309.7	8,473.8	100,235.9	(112,733.3)	69,286.1
Less treasury stock, at cost	5,793.1	—	22,356.0	(22,356.0)	5,793.1

Total stockholders' equity	67,516.6	8,473.8	77,879.9	(90,377.3)	63,493.0

Total Liabilities and Stockholders' Equity	$69,586.5	$18,730.2	$86,195.1	$(84,780.3)	$89,731.5

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollar in millions, except per share amounts)

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

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollar in millions, except per share amounts)

	Statement of Cash Flows for the Three Months Ended March 31, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(320.7)	$281.7	$967.6	$—	$928.6

Investing Activities:
Capital expenditures	—	(10.7)	(101.3)	—	(112.0)
Acquisitions, net of cash acquired	(2.5)	(0.6)	(23.0)	—	(26.1)
Investments in and advances to affiliated companies	(1.4)	—	(4.9)	—	(6.3)
Proceeds from sale of investments	1.3	—	4.7	—	6.0
Proceeds from dispositions	—	—	3.8	—	3.8
Other, net	—	1.0	—	—	1.0

Net cash flow used for investing activities	(2.6)	(10.3)	(120.7)	—	(133.6)

Financing Activities:
Repayments to banks, including commercial paper, net	(4.4)	—	(50.0)	—	(54.4)
Proceeds from exercise of stock options	28.8	—	2.0	—	30.8
Repayment of notes and debentures	—	—	(9.6)	—	(9.6)
Purchase of Company common stock	(426.6)	—	—	—	(426.6)
Dividends	(104.4)	—	—	—	(104.4)
Payment of capital lease obligations	—	(2.7)	(17.2)	—	(19.9)
Increase (decrease) in intercompany payables	1,080.1	(271.5)	(808.6)	—	—
Other, net	—	0.5	(2.8)	—	(2.3)

Net cash flow provided by (used for) financing activities	573.5	(273.7)	(886.2)	—	(586.4)

Net increase (decrease) in cash and cash equivalents	250.2	(2.3)	(39.3)	—	208.6
Cash and cash equivalents at beginning of period	212.5	26.8	611.4	—	850.7

Cash and cash equivalents at end of period	$462.7	$24.5	$572.1	$—	$1,059.3

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollar in millions, except per share amounts)

	Statement of Cash Flows for the Three Months Ended March 31, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(313.5)	$173.2	$839.7	$—	$699.4

Investing Activities:
Capital expenditures	—	(11.7)	(96.2)	—	(107.9)
Acquisitions, net of cash acquired	—	—	(42.1)	—	(42.1)
Investments in and advances to affiliated companies	(4.8)	(0.8)	(3.9)	—	(9.5)
Proceeds from dispositions	—	—	0.4	—	0.4
Other, net	—	—	(0.5)	—	(0.5)

Net cash flow used for investing activities	(4.8)	(12.5)	(142.3)	—	(159.6)

Financing Activities:
(Repayments to) borrowing from banks, including commercial paper, net	(0.7)	—	24.6	—	23.9
Proceeds from issuance of notes and debentures	—	—	1.9	—	1.9
Proceeds from exercise of stock options	24.8	—	0.5	—	25.3
Repayment of notes and debentures	(334.7)	—	(4.5)	—	(339.2)
Purchase of Company common stock	(185.1)	—	—	—	(185.1)
Payment of capital lease obligations	—	(3.6)	(28.9)	—	(32.5)
Increase (decrease) in intercompany payables	743.6	(183.1)	(560.5)	—	—
Other, net	—	—	(1.4)	—	(1.4)

Net cash flow provided by (used for) financing activities	247.9	(186.7)	(568.3)	—	(507.1)

Net increase (decrease) in cash and cash equivalents	(70.4)	(26.0)	129.1	—	32.7
Cash and cash equivalents at beginning of period	236.9	48.4	346.1	—	631.4

Cash and cash equivalents at end of period	$166.5	$22.4	$475.2	$—	$664.1

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions)

Management's discussion and analysis of the combined results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Overview

Viacom Inc., together with its consolidated subsidiaries ("Viacom" or the "Company"), is a diversified worldwide entertainment company with operations in the following segments:

•
CABLE NETWORKS: The Cable Networks segment consists of MTV Networks ("MTVN"), including MTV MUSIC TELEVISION, NICKELODEON/NICK AT NITE, VH1, MTV2 MUSIC TELEVISION, TV LAND, SPIKE TV, CMT: COUNTRY MUSIC TELEVISION and COMEDY CENTRAL; SHOWTIME NETWORKS INC. ("SNI"); and the BET CABLE NETWORK and BET JAZZ: THE JAZZ CHANNEL, among other program services. Cable Networks revenues are generated primarily from advertising sales and affiliate fees. Cable Networks contributed 21% and 19% to consolidated revenues for the three months ended March 31, 2004 and 2003, respectively.

•
TELEVISION: The Television segment consists of the CBS and UPN television networks, the Company's 39 owned broadcast television stations, and its television production and syndication business, including KING WORLD PRODUCTIONS and PARAMOUNT TELEVISION. Television revenues are generated primarily from advertising sales and television license fees. Television contributed 34% and 32% to consolidated revenues for the three months ended March 31, 2004 and 2003, respectively.

•
RADIO: The Radio segment owns and operates 185 radio stations in 41 U.S. markets through INFINITY RADIO. Radio revenues are generated primarily from advertising sales. Radio contributed 7% to consolidated revenues for the three months ended March 31, 2004 and 2003.

•
OUTDOOR: The Outdoor segment through VIACOM OUTDOOR displays advertising on media including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks and stadium signage. Outdoor revenues are generated primarily from advertising sales. Outdoor contributed 6% to consolidated revenues for the three months ended March 31, 2004 and 2003.

•
ENTERTAINMENT: The Entertainment segment includes PARAMOUNT PICTURES, which produces and distributes theatrical motion pictures; SIMON & SCHUSTER which publishes and distributes consumer books, under imprints such as SIMON & SCHUSTER, POCKET BOOKS, SCRIBNER and THE FREE PRESS; PARAMOUNT PARKS, which is principally engaged in the ownership and operation of five theme parks and a themed attraction in the U.S. and Canada; and movie theater and music publishing operations. Entertainment revenues are generated primarily from feature film exploitation, publishing, theme park operations and movie theaters. Entertainment contributed 13% to consolidated revenues for the three months ended March 31, 2004 and 2003.

•
VIDEO: The Video segment consists of an approximately 81.5% equity interest in Blockbuster Inc., which operates and franchises 8,891 BLOCKBUSTER video stores worldwide. Video revenues are generated primarily from its rental and retail sales of DVDs, videocassettes ("VHS") and games. Video contributed 22% and 25% to consolidated revenues for the three months ended March 31, 2004 and 2003, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Consolidated Results of Operations

Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

Revenues

For the three months ended March 31, 2004, revenues of $6.8 billion increased 12% from $6.1 billion primarily driven by increases in advertising revenues with additional contributions from increases in affiliate fees, feature film exploitation and TV license fees partially offset by a decline in rental/retail sales.

The table below presents the Company's consolidated revenues by type and the percentage and amount of contribution of each type of revenue to consolidated revenues, net of intercompany eliminations, for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,

Revenues by Type		Percentage of Total		Percentage of Total	Better/(Worse)
	2004		2003		$	%

Advertising sales	$3,246.9	48%	$2,686.4	44%	$560.5	21%
Rental/retail sales	1,481.9	22	1,494.4	25	(12.5)	(1)
Affiliate fees	637.2	9	582.8	10	54.4	9
Feature film exploitation	492.1	7	450.1	7	42.0	9
TV license fees	372.5	6	363.7	6	8.8	2
Other	541.8	8	473.4	8	68.4	14

Total Revenues	$6,772.4	100%	$6,050.8	100%	$721.6	12%

Advertising sales for the three months ended March 31, 2004 increased 21% to $3.2 billion reflecting growth in all of the Company's segments which generate advertising revenues: Cable Networks, Television, Radio and Outdoor. The increase in advertising revenues was principally due to increased units sold and higher average unit rates at the cable and broadcast networks and by the acquisition of Comedy Central in May 2003. Additionally, advertising revenue growth reflected increased pricing at Radio and a 29% increase from European outdoor properties, primarily from favorable foreign currency translation.

Rental/retail revenues for the three months ended March 31, 2004 decreased 1% from the prior-year period reflecting an 11% increase in retail revenues more than offset by a 4% decline in rental revenues. The increase in retail revenue was primarily due to the net addition of 142 worldwide company-operated stores, favorable foreign exchange rates and growth in international retail revenues. Worldwide same store revenues declined 7% reflecting a 10% decrease domestically partially offset by a 3% increase in international same store revenues. The decline was primarily due to an unfavorable quarter-over-quarter box office comparison for home video titles released during the first quarter of 2004.

Affiliate fees for the first quarter 2004 increased 9% to $637.2 million primarily driven by rate increases and growth in subscriber volume at MTVN and the acquisition of Comedy Central in May 2003.

Feature film revenues for the three months ended March 31, 2004 increased 9% to $492.1 million primarily due to an increase in worldwide home entertainment revenues from DVD sales and higher license revenues from cable and broadcast networks partially offset by lower domestic theatrical and syndication revenues.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Television license fees increased 2% to $372.5 million for the three months ended March 31, 2004, reflecting 15% higher syndication revenues including increased international syndication revenues from the renewal of international licensing agreements. These increases were partially offset by a decline in syndication revenues from broadcast networks.

Other revenues, which include revenues from publishing, theme park operations, movie theaters and consumer products, increased 14% to $541.8 million primarily reflecting higher home video and consumer products revenues at Nickelodeon as well as higher theaters revenues principally due to favorable foreign currency translation.

  International Revenues

The Company generated approximately 82% of its consolidated revenues domestically and approximately 18% internationally, principally from Europe and Canada, for the three months ended March 31, 2004 and 16% internationally for the comparable prior-year period.

Three Months Ended March 31,	2004	Percentage of Total	2003	Percentage of Total

Europe	$766.0	61%	$589.0	59%
Canada	261.1	21	214.9	22
All other	220.2	18	193.8	19

Total International Revenues	$1,247.3	100%	$997.7	100%

Operating Expenses

The table below presents the Company's consolidated operating expenses by type:

	Three Months Ended March 31,

Operating Expenses by Type		Percentage of Total		Percentage of Total	Better/(Worse)
	2004		2003		$	%

Production and program rights amortization expenses	$2,173.4	51%	$1,829.6	47%	$(343.8)	(19)%
Cost of rental/retail sales and other video store operating expenses	1,112.7	26	1,127.0	29	14.3	1
Distribution expenses	340.8	8	323.1	8	(17.7)	(5)
Other	662.7	15	593.5	16	(69.2)	(12)

Total Operating Expenses	$4,289.6	100%	$3,873.2	100%	$(416.4)	(11)%

For the three months ended March 31, 2004, operating expenses of $4.3 billion increased 11% over the prior-year period.

Production and program rights amortization expense increased 19% primarily reflecting new programming at Cable Networks and the acquisition of Comedy Central in May 2003. Also contributing to the increase was higher sports rights amortization and increased amortization of series programming at the broadcast networks.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Costs of rental/retail sales and other video store operating expenses decreased 1% due to a decline in rental/retail sales of 1% and improved product buying and inventory management partially offset by the negative impact of foreign exchange rates and the net addition of 142 worldwide company-operated stores.

Distribution expenses increased 5% primarily reflecting increased duplication and advertising costs in connection with home entertainment DVD sales partially offset by decreased advertising spending with third parties for feature films in theatrical release.

Other operating expenses increased 12% primarily reflecting 16% higher Outdoor expenses from higher rent, billboard posting and rotation expenses and the negative impact of exchange rates. Also contributing to the increase was 21% higher theaters operating costs principally from the impact of foreign exchange rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which include expenses incurred to provide back office support, occupancy, selling and marketing costs, increased 11% to $1.1 billion for the three months ended March 31, 2004, primarily reflecting higher advertising costs, increased employee compensation expenses and additional costs from Comedy Central, acquired in May 2003. These increases were partially offset by lower residual costs and the reversal of previously established bad debt reserves no longer required. Residual costs decreased 22% to $28.4 million from $36.6 million primarily due to a lower discount rate as well as the recognition of lower actuarial losses, which resulted from higher plan asset performance partially offset by a lower discount rate. Selling, general and administrative expenses as a percentage of revenues remained relatively flat at 16% for the periods presented.

Depreciation and Amortization

For the three months ended March 31, 2004, depreciation and amortization increased 4% to $251.5 million primarily reflecting increases for cable transponders and outdoor advertising properties.

Interest Expense

For the three months ended March 31, 2004, interest expense decreased 5% to $184.5 million due to a reduction in debt including lower average commercial paper borrowings. The Company had approximately $9.8 billion and $10.1 billion of principal amount of debt outstanding (including current maturities) as of March 31, 2004 and 2003, respectively, at weighted average interest rates of 6.5% and 6.6%, respectively.

Interest Income

For the three months ended March 31, 2004, interest income increased $1.7 million to $5.4 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Other Items, Net

For the three months ended March 31, 2004, Other items, net was a net loss of $11.6 million which included a non-cash charge of $20.1 million associated with other-than-temporary declines in the Company's investments and losses of $3.5 million associated with securitizing trade receivables, partially offset by foreign exchange gains of $10.2 million and a net gain of $1.8 million on the sale of investments.

Other items, net of $12.4 million for the three months ended March 31, 2003 principally consisted of foreign exchange gains of $11.0 million and an insurance recoupment of $5.6 million, partially offset by losses of $4.0 million associated with securitizing trade receivables.

Provision for Income Taxes

The provision for income taxes represents federal, state and local and foreign income taxes on earnings before income taxes. For the first quarter of 2004, the Company's effective income tax rate decreased to 25.8% from 40.8% in the first quarter of 2003 principally due to the resolution of the Company's federal income tax audit for the years 1997 through May 4, 2000. Excluding this tax benefit, the effective tax rate was 40.7% for the first quarter of 2004.

Equity in Loss of Affiliated Companies, Net of Tax

Equity in loss of affiliated companies, net of tax reflects the operating results of the Company's equity investments.

Minority Interest, Net of Tax

Minority interest primarily reflected the minority ownership of Blockbuster common stock.

Cumulative Effect of Change in Accounting Principle, Net of Minority Interest and Tax

Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" which requires the capitalization of asset retirement costs as part of the total cost of the related long-lived asset and the depreciation of this cost over the corresponding asset's useful life. As a result of the adoption, the Company recorded a charge of $18.5 million, or $.01 per share, reflected as a cumulative effect of change in accounting principle, net of minority interest and tax, in the Consolidated Statement of Operations for the three months ended March 31, 2003.

Net Earnings

The Company reported net earnings of $710.5 million for the three months ended March 31, 2004 versus net earnings of $443.1 million for the three months ended March 31, 2003. The improvement in first quarter 2004 net earnings was due to revenue growth principally from increases in advertising and affiliate fees partially offset by increases in operating expenses. First quarter 2004 net earnings also included a tax benefit of $140.8 million from the resolution of the Company's federal income tax audit for the years 1997 through May 4, 2000.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Segment Results of Operations

The tables below present the Company's revenues, operating income and depreciation and amortization by segment, for the three months ended March 31, 2004 and 2003, respectively.

	Three Months Ended March 31,
	2004	2003

Revenues:
Cable Networks	$1,407.7	$1,168.2
Television	2,272.7	1,924.5
Radio	455.1	443.8
Outdoor	403.3	378.3
Entertainment	851.6	798.2
Video	1,503.1	1,517.8
Eliminations	(121.1)	(180.0)

Total Revenues	$6,772.4	$6,050.8

	Three Months Ended March 31,
	2004	2003

Operating Income:
Cable Networks	$535.5	$432.2
Television	335.7	242.6
Radio	199.2	190.6
Outdoor	13.8	25.4
Entertainment	33.4	21.5
Video	124.9	148.7
Corporate expenses	(36.5)	(30.1)
Residual costs (a)	(28.4)	(36.6)
Eliminations	1.9	(7.5)

Total Operating Income	$1,179.5	$986.8

(a)    Residual costs primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

	Three Months Ended March 31,
	2004	2003

Depreciation and Amortization:
Cable Networks	$57.5	$47.7
Television	35.4	37.0
Radio	7.3	6.9
Outdoor	54.2	52.2
Entertainment	31.9	29.9
Video	59.6	61.7
Corporate	5.6	5.8

Total Depreciation and Amortization	$251.5	$241.2

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

(Contributed 21% of consolidated revenues for the three months ended March 31, 2004 versus 19% for the prior-year period.)

	Three Months Ended March 31,
	2004	2003

Revenues	$1,407.7	$1,168.2
Operating income (OI)	$535.5	$432.2
OI as a % of revenues	38%	37%
Depreciation and amortization	$57.5	$47.7
Capital expenditures	$12.2	$13.4

For the three months ended March 31, 2004, Cable Networks revenues increased 21% to $1.4 billion. Approximately 8% of Cable Networks revenues were generated from international regions for the periods presented, of which approximately 72% came from Europe in 2004 and 74% for the same prior-year period. Comedy Central, which was acquired in May 2003, contributed 9% to Cable Networks revenue growth and 10% to operating income growth for the quarter.

The increase in Cable Networks revenues was principally driven by advertising revenue growth of 33%. Advertising revenues at MTVN grew 35%, reflecting an increase in the number of units sold and higher average unit rates at domestic channels. BET advertising revenues increased 16% principally due to higher average rates from national advertising. Cable affiliate fees increased 9% reflecting increases at MTVN and BET partially offset by declines at SNI of 1%. MTVN and BET increases were driven by rate and subscriber growth. Other ancillary revenues for Cable Networks increased 25% for the quarter principally reflecting higher home video and consumer products licensing revenues at Nickelodeon.

For the three months ended March 31, 2004, Cable Networks operating income increased 24% to $535.5 million reflecting higher revenues partially offset by increased expenses. Operating expenses, principally comprised of programming and production costs for the cable channels, were 22% higher for the quarter, and selling, general and administrative expenses were 12% higher. The increase in total expenses was principally driven by higher programming costs and sales-related costs, as well as the inclusion of Comedy Central, which contributed 8% to the total expense growth partially offset by the reversal of previously established bad debt reserves no longer required.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Television (CBS and UPN Television Networks and Stations; Television Production and Syndication)

(Contributed 34% of consolidated revenues for the three months ended March 31, 2004 versus 32% for the prior-year period.)

	Three Months Ended March 31,
	2004	2003

Revenues	$2,272.7	$1,924.5
Operating income (OI)	$335.7	$242.6
OI as a % of revenues	15%	13%
Depreciation and amortization	$35.4	$37.0
Capital expenditures	$12.2	$30.4

For the three months ended March 31, 2004, Television revenues increased 18% to $2.3 billion principally driven by advertising revenue growth at the broadcast networks and the Stations group, as well as higher syndication revenues. CBS and UPN Networks combined advertising revenues increased 26%, with 15% growth in CBS primetime due to 13% average rate increases. CBS Network advertising revenue also benefited from the telecast of SUPER BOWL XXXVIII as well as the NCAA Men's Basketball Championship. The Stations group delivered 14% quarter-over-quarter advertising revenue growth with 7% average rate increases, due to major sports events on CBS Network, higher advertising revenues from the automotive, leisure and media, and transportation industries, as well as higher political spending.

Television revenues for the quarter also reflected 15% higher syndication revenues principally due to the renewal by incumbent stations of EVERYBODY LOVES RAYMOND and higher barter revenues from THE OPRAH WINFREY SHOW and THE DR. PHIL SHOW. Syndication revenues also benefited from the renewal of an international licensing agreement for STAR TREK: THE NEXT GENERATION, STAR TREK: VOYAGER and STAR TREK: DEEP SPACE NINE.

For the three months ended March 31, 2004, Television operating income increased 38% to $335.7 million principally due to the revenue increases noted above. Operating expenses, principally comprised of production costs and programming expenses, increased 16% primarily due to higher program rights amortization for sports events. Capital expenditures for the three months ended March 31, 2004 decreased as the prior-year's quarter included the upgrade of broadcast equipment at the television stations.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Radio (Radio Stations)

(Contributed 7% of consolidated revenues for the three months ended March 31, 2004 and 2003.)

	Three Months Ended March 31,
	2004	2003

Revenues	$455.1	$443.8
Operating income (OI)	$199.2	$190.6
OI as a % of revenues	44%	43%
Depreciation and amortization	$7.3	$6.9
Capital expenditures	$5.0	$3.8

For the three months ended March 31, 2004, Radio revenues increased 3% to $455.1 million. Radio's revenues are generated domestically. Radio advertising revenue increased 3% due to increased pricing. Radio's advertising revenue was primarily generated by local advertising spending which drove the top ten markets revenues up 6% with San Francisco, Houston and Washington, D.C. growing double digits. Radio receives consideration for management services provided by Westwood One, an affiliated company. Revenues from these arrangements were approximately $16.6 million and $17.9 million for the three months ended March 31, 2004 and 2003, respectively.

Operating income for the three months ended March 31, 2004 increased 5% to $199.2 million compared with the prior-year period due to the revenue increases noted above. Operating expenses, which are primarily comprised of radio programming expenses including on-air talent and program rights amortization and other production costs, increased 8% primarily reflecting higher contractual talent and employee compensation increases. Selling, general and administrative expenses decreased 4% due primarily to lower bad debt expense.

Outdoor (Outdoor Advertising Properties)

(Contributed 6% of consolidated revenues for the three months ended March 31, 2004 and 2003.)

	Three Months Ended March 31,
	2004	2003

Revenues	$403.3	$378.3
Operating income (OI)	$13.8	$25.4
OI as a % of revenues	3%	7%
Depreciation and amortization	$54.2	$52.2
Capital expenditures	$11.4	$14.7

Management's Discussion and Analysis of
Results of Operations and Financial Condition

For the three months ended March 31, 2004, Outdoor revenues increased 7% to $403.3 million, driven by stronger sales in Europe and Canada as well as the impact of favorable exchange rates partially offset by a continued softness from billboards in Mexico and U.S. transit. Approximately 47% and 41% of Outdoor's revenues were generated from international regions, principally Europe, for the three months ended March 31, 2004 and 2003, respectively. European revenues increased 29% for the quarter. The estimated total impact of fluctuations in exchange rates for the current period was $21 million in additional revenues versus the first quarter of 2003.

Operating income for the three months ended March 31, 2004 decreased 46% to $13.8 million primarily due to higher billboard lease costs, higher fixed costs in the transit business and the negative impact of foreign exchange fluctuation on expenses.

Entertainment (Production and distribution of Motion Pictures; Consumer Publishing as well as the operation of Theme Parks, Movie Theaters and Music Publishing)

(Contributed 13% of consolidated revenues for the three months ended March 31, 2004 and 2003.)

	Three Months Ended March 31,
	2004	2003

Revenues	$851.6	$798.2
Operating income (OI)	$33.4	$21.5
OI as a % of revenues	4%	3%
Depreciation and amortization	$31.9	$29.9
Capital expenditures	$18.5	$18.8

For the three months ended March 31, 2004, Entertainment revenues increased 7% to $851.6 million principally reflecting higher revenues from Features, Theaters, Music Publishing and Consumer Publishing. Approximately 39% of Entertainment's revenues were generated from international regions, principally Europe and Canada, for the three months ended March 31, 2004 and approximately 33% was generated internationally for the comparable prior-year period.

Features revenues increased 5% primarily due to increases in worldwide home entertainment revenues, primarily from growth in DVD sales partially offset by lower VHS sales. Home entertainment revenues included domestic contributions from SCHOOL OF ROCK and THE FIGHTING TEMPTATIONS, and international contributions from LARA CROFT TOMB RAIDER: THE CRADLE OF LIFE and THE ITALIAN JOB. Features revenues also benefited from higher feature film license revenues from cable and broadcast networks due to a change in mix of available titles and from the impact of favorable exchange rates, partially offset by decreases in worldwide theatrical and syndication revenues. Domestic theatrical revenues decreased compared with the same prior-year period which included contributions from HOW TO LOSE A GUY IN 10 DAYS.

Theaters revenues increased 16% principally due to the benefit of favorable foreign currency translation, as well as a 5% increase in average admission prices and per capita spending, partially offset by a 5% decrease in attendance.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Publishing's revenues increased 3% principally due to higher Adult Group revenues. Publishing's top-selling titles in the first quarter of 2004 included NIGHTTIME IS MY TIME and THE SECOND TIME AROUND both by Mary Higgins Clark, ANGELS AND DEMONS by Dan Brown and AGAINST ALL ENEMIES by Richard Clarke.

Entertainment's operating income increased 55% to $33.4 million principally due to the revenue increases noted above. Operating expenses increased 6% primarily due to higher amortization of feature film production costs and higher theater operating expenses principally resulting from the negative impact of foreign exchange rates. Total expenses, as a percentage of revenues, improved by one percentage point over the comparable prior-year period.

Video (DVD, videocassette (VHS), and video game rental and retail operations)

(Contributed 22% of consolidated revenues for the three months ended March 31, 2004 versus 25% for the comparable prior-year period.)

	Three Months Ended March 31,
	2004	2003

Revenues	$1,503.1	$1,517.8
Operating income (OI)	$124.9	$148.7
OI as a % of revenues	8%	10%
Depreciation and amortization	$59.6	$61.7
Capital expenditures	$49.7	$23.7

For the three months ended March 31, 2004, revenues decreased 1% to $1.5 billion primarily as a result of a decline in rental revenues, partially offset by an increase in retail revenues. The decrease in overall revenues primarily reflects a 7% decrease in worldwide same store revenues for the first quarter of 2004 versus the same prior-year period. This decrease was partially offset by the impact of favorable foreign exchange rates and a net increase of 142 worldwide company-operated stores. The decrease in overall worldwide same store revenues was the result of the continued decrease in both domestic and international same store rental revenues and a decrease in domestic same store retail revenues. International same store retail revenues increased 12% during the first quarter of 2004 as a result of strong growth in both movie and game sales. The rental market experienced lighter traffic industry-wide during the first quarter of 2004 as compared with the first quarter of 2003 as a result of continued competition from retail DVD sales and as a result of an unfavorable quarter-over-quarter U.S. home video release schedule, which negatively impacted both rental revenues and retail movie sales.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Rental Revenues

For the three months ended March 31, 2004, rental revenues decreased 3.7% to $1.2 billion due to a decline in rentals of both movies and games. The following is a summary of rental revenues by product category:

	Three Months Ended March 31,
	2004		2003

	Revenues	Percentage of Total	Revenues	Percentage of Total

Movie rental:
VHS	$237.5	21%	$438.2	37%
DVD	787.8	68	630.3	52

Total movie rental	1,025.3	89	1,068.5	89
Game rental	125.7	11	127.0	11

Total rental revenues	$1,151.0	100%	$1,195.5	100%

The decrease in overall rental revenues was primarily due to an 8.2% decrease in worldwide same store rental revenues partially offset by the impact of favorable foreign exchange rates and a net increase of 142 company-operated stores. The decrease in same store rental revenues occurred both domestically and internationally and was the result of a 26% decline in U.S. box office for home video titles released during the first quarter of 2004 versus titles released in the first quarter of 2003 and generally lighter traffic in the rental industry. Blockbuster's domestic operations represented 76.2% of its rental revenues in the first quarter of 2004 as compared with 80.2% in the first quarter of 2003.

Blockbuster believes that the size of the video rental market has contracted as a result of the simultaneous availability of rental and retail product, and expects the rental market to decline throughout 2004. To the extent that the home video rental industry experiences added competition due to the release of titles with more ownership appeal during the second half of 2004 or other factors cause rental trends to be weaker than anticipated, Blockbuster's total revenues for 2004 could be negatively impacted. However, Blockbuster estimates that the rental market will stabilize beginning in 2005.

Retail Revenues

For the three months ended March 31, 2004, retail revenues increased 10.7% to $330.9 million from the same prior year period, due to increased sales of movie, game and general retail. The following is a summary of retail revenues by product category:

	Three Months Ended March 31,
	2004		2003

	Revenues	Percentage of Total	Revenues	Percentage of Total

Movie sales:
VHS	$6.3	2%	$20.3	7%
DVD	137.5	42	119.1	40

Total movie sales	143.8	44	139.4	47
Game sales	83.4	25	62.5	21
General retail	103.7	31	97.0	32

Total retail revenues	$330.9	100%	$298.9	100%

Management's Discussion and Analysis of
Results of Operations and Financial Condition

The increase in overall retail revenues was primarily due to the impact of favorable foreign exchange rates, a net addition of 142 company-operated stores and strong growth in international same store retail revenues, which increased 11.7% during the quarter. Domestic same store retail revenues decreased 11.1% during the quarter as a result of a challenging U.S. home video release schedule, which had fewer titles with ownership appeal released during the first quarter of 2004 as compared with the first quarter of 2003, and decreased sales of game hardware as a result of an increased focus on profitability. Blockbuster's domestic operations represented 51.9% of retail revenues in the first quarter of 2004 as compared with 63.6% in the first quarter of 2003. This decrease is attributable to the continued growth of GameStation, Inc. and other international retail revenues.

For the three months ended March 31, 2004, total gross margin increased to 61.4% from 58.4% as a result of an improvement in rental gross margin to 71.8% from 67.9%, reflecting lower overall rental product costs from improved product buying. Retail gross margin increased to 23.0% from 17.1% reflecting improved pricing of movies, the reduction of low margin hardware sales and reduced shrinkage of retail movie and game inventory.

For the three months ended March 31, 2004, operating income decreased 16% to $124.9 million from $148.7 million as a result of higher advertising expenses and operating expenses associated with the negative impact of foreign exchange fluctuation, an expanded store base and in-store customer service initiatives partially offset by lower cost of sales. Blockbuster ended the first quarter of 2004 with 7,112 worldwide company-operated stores and 1,779 franchise stores.

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

Financial Position

Current assets decreased $265.5 million to $7.5 billion at March 31, 2004 from $7.7 billion at December 31, 2003 primarily due to decreases in receivables and inventory, partially offset by an increase in cash and cash equivalents. The decrease in receivables reflected the timing of the collection of receivables at the end of 2003. The decrease in inventory reflected lower program rights at broadcast networks. The allowance for doubtful accounts as a percentage of receivables was 6.9% at March 31, 2004 compared with 6.4% at December 31, 2003, reflecting a lower gross receivable balance at March 31, 2004 due to the collections mentioned above.

Net property and equipment decreased $100.7 million from December 31, 2003 primarily reflecting depreciation expense of $226.1 million and foreign currency translation adjustments of $7.2 million, partially offset by capital expenditures of $112.0 million, an increase in capital leases of $14.5 million and acquired property and equipment of $12.5 million.

Current liabilities decreased to $7.2 billion at March 31, 2004 from $7.6 billion at December 31, 2003 primarily due to decreases in accounts payable, accrued compensation and accrued expenses, partially offset by increased program rights obligations at the broadcast networks. The decrease in accounts payable was

Management's Discussion and Analysis of
Results of Operations and Financial Condition

attributable primarily to a higher payable balance at the end of the year due to the seasonality of the Company's rental/retail operations. The decrease in accrued compensation and accrued expenses reflected the timing of payments. Total debt, including current maturities, decreased $58.8 million to $9.8 billion at March 31, 2004 principally reflecting the repayment of notes payable to banks. Minority interest of $645.6 million at March 31, 2004 increased $18.6 million from $627.0 million at December 31, 2003, principally reflecting first quarter operating results for Blockbuster.

Cash Flows

Cash and equivalents increased by $208.6 million for the three months ended March 31, 2004. The change in cash and cash equivalents was as follows:

	Three Months Ended March 31,
	2004	2003

Cash provided by operating activities	$928.6	$699.4
Cash used for investing activities	(133.6)	(159.6)
Cash used for financing activities	(586.4)	(507.1)

Increase in cash and cash equivalents	$208.6	$32.7

 Operating Activities.    Net cash flow from operating activities of $928.6 million for the three months ended March 31, 2004 principally reflected net earnings of $710.5 million adjusted for depreciation and amortization of $251.5 million. Cash flow from operations also reflected the change in assets and liabilities of $59.9 million, primarily reflecting decreases in accounts payable, accrued compensation and other accrued expenses, partially offset by decreases in receivables and inventory as well as increased program rights obligations for network television. Net cash flow from operating activities of $699.4 million for the three months ended March 31, 2003 principally reflected net earnings of $443.1 million adjusted for depreciation and amortization of $241.2 million and non-cash charges of $18.5 million for the adoption of SFAS 143. Cash flow from operations also reflected decreases in accounts payable and accrued expenses partially offset by decreases in receivables and increased program rights obligations for network television.

Cash paid for income taxes for the three months ended March 31, 2004 was approximately $125.5 million versus $66.6 million for the three months ended March 31, 2003.

While the Company does not have direct access to Blockbuster's cash flow, should the Company complete the divestiture of Blockbuster in 2004, the Company's operating cash flow would decrease by the amount of Blockbuster's cash flow. For the three months ended March 31, 2004, Blockbuster's operating cash flow was approximately 2% of the Company's consolidated cash flow, reflecting the seasonality of the video business. For the year ended December 31, 2003, Blockbuster's operating cash flow was approximately 17% of the Company's consolidated cash flow.

 Investing Activities.    Net cash expenditures for investing activities of $133.6 million for the three months ended March 31, 2004 principally reflected capital expenditures of $112.0 million principally for video stores, construction of new park attractions, outdoor advertising structures and broadcasting equipment and acquisitions of $26.1 million, consisting primarily of the acquisitions of Outdoor businesses. Net cash expenditures for investing activities of $159.6 million for the three months ended March 31, 2003 principally reflected capital expenditures of $107.9 million and acquisitions of $42.1 million primarily reflecting Outdoor's acquisition of a billboard operator in Puerto Rico.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

 Financing Activities.    Cash used for financing activities of $586.4 million for the three months ended March 31, 2004 principally reflected the purchase of Company common stock of $426.6 million, dividend payments of $104.4 million and the net repayment of bank debt of $54.4 million, partially offset by the proceeds from the exercise of stock options of $30.8 million. Cash used for financing activities of $507.1 million for the three months ended March 31, 2003 reflected the repayment of notes and debentures of $339.2 million and the purchase of Company common stock for $185.1 million partially offset by additional net bank borrowings of $23.9 million and proceeds from the exercise of stock options of $25.3 million.

Share Purchase Program and Cash Dividends
For the three months ended March 31, 2004, on a trade date basis, the Company purchased approximately 8.9 million shares of its Class B Common Stock for $367.0 million under its current $3.0 billion stock purchase program. For the three months ended March 31, 2003, the Company purchased 3.4 million shares of its Class B Common Stock for $141.9 million. Since inception of this program in October 2002, a total of 35.8 million shares of Class B Common Stock have been purchased through March 31, 2004, for $1.5 billion, leaving $1.5 billion remaining under the $3.0 billion stock purchase program. From April 1 through April 29, 2004, the Company purchased an additional 4.9 million Class B shares for $198.8 million.

For the three months ended March 31, 2004, in order to maintain Viacom's consolidated tax position with Blockbuster, the Company purchased approximately 123,000 shares of Blockbuster Class A Common Stock for approximately $2.2 million.

On January 1, 2004, the Company paid $104.4 million in cash dividends to stockholders. On January 28, 2004, the Company's Board of Directors declared a quarterly cash dividend of $.06 per share on Viacom Class A and Class B Common Stock. The dividend of $103.8 million was paid on April 1, 2004 to stockholders of record at the close of business on February 27, 2004.

Capital Structure

The following table sets forth the Company's long-term debt:

	At March 31, 2004	At December 31, 2003

Notes payable to banks	$57.1	$107.2
Commercial paper	20.0	20.0
Senior debt	9,486.2	9,474.7
Senior subordinated debt	64.3	66.3
Other notes	16.0	26.0
Obligations under capital leases	379.1	387.0

Total Debt	10,022.7	10,081.2
Less current portion	135.6	196.3
Less discontinued operations debt(a)	202.0	201.7

Total Long-Term Debt	$9,685.1	$9,683.2

(a)    Included in "Other liabilities" on the Consolidated Balance Sheets.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

The Company's total debt presented in the table includes (i) an aggregate unamortized premium of $40.4 million and $41.4 million and (ii) the change in the carrying value of the debt, since inception, relating to fair value swaps of $59.9 million and $48.2 million for the periods ending March 31, 2004 and December 31, 2003, respectively.

The senior debt of Viacom Inc. is fully and unconditionally guaranteed by its wholly owned subsidiary, Viacom International Inc. ("Viacom International"). The senior debt and senior subordinated debt of the Company's wholly owned subsidiaries, CBS Broadcasting Inc. and Go Outdoor Systems Holdings S.A., respectively, are not guaranteed; the aggregate outstanding amount of such debt at March 31, 2004 was $116.5 million.

At March 31, 2004, the Company classified $20.0 million of commercial paper as long-term debt, reflecting its intent and ability, through the existence of unused revolving credit facilities, to refinance this debt on a long-term basis.

As of March 31, 2004, Blockbuster repaid $50.0 million under its credit agreement.

Accounts Receivable Securitization Programs

As of March 31, 2004, the Company had an aggregate of $1.0 billion outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from these programs were used to reduce outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs meet certain performance ratios. As of March 31, 2004, the Company was in compliance with the required ratios under the receivable securitization programs.

Liquidity and Capital Resources

The Company believes that its future operating cash flows, cash and cash equivalents ($1.1 billion at March 31, 2004), borrowing capacity under committed bank facilities (which consisted of unused revolving credit facilities, excluding Blockbuster's credit facility, of $4.26 billion at March 31, 2004), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments and its financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film operations, and talent contracts will come primarily from cash flow from operations.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

The Company anticipates that future debt maturities in 2004 will be funded with cash and cash equivalents and cash flows generated from operating activities. There are no provisions in any of the Company's material financing agreements that would cause an acceleration of the obligation in the event of a downgrade in the Company's debt ratings.

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

Guarantees

The Company owns a 50% equity interest in United Cinemas International ("UCI"), which operates movie theaters in Europe, Latin America and Asia. As of March 31, 2004, the Company guaranteed approximately $318.0 million of UCI's debt obligations under a revolving credit facility, which expires in December 2004, and $187.7 million of UCI's theater leases. The Company also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres LLC and guarantees certain theater leases for approximately $12.6 million. The debt and lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of March 31, 2004 as they were provided by the Company prior to the adoption of FIN 45.

Additionally, the Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $351.8 million at March 31, 2004 and are not recorded in the balance sheet as of March 31, 2004.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Claims typically are both filed and settled in large groups, which makes the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2004, the Company had pending approximately 114,670 asbestos claims, as compared with approximately 112,280 as of December 31, 2003 and approximately 109,200 as of March 31, 2003. Of the claims pending as of March 31, 2004, approximately 84,660 were pending in state courts, 27,430 in federal courts and approximately 2,580 were third party claims. During the first quarter of 2004, the Company received approximately 4,510 new claims and closed or moved to an inactive docket approximately 2,120 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third party claims. The Company's total costs (recovery) for the years 2003 and 2002 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $(8.7) million and $28.0 million, respectively. A portion of such costs relates to claims settled in prior years. If proceeds received in 2003 from commuted insurance policies were excluded from the Company's total costs in 2003, the Company's total costs after insurance recoveries and net of tax benefits would have been $56.6 million.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos, lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure, other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at March 31, 2004. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and that these asbestos liabilities are not likely to have a material adverse effect on its results of operations, financial position or cash flows.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Blockbuster Securities Actions.    During February and March 2003, putative class action complaints were filed against Blockbuster in the United States District Court for the Northern District of Texas. A director and certain officers of Blockbuster were also named as defendants. The remaining putative class actions have been consolidated into one action styled In re Blockbuster Inc. Securities Litigation. The consolidated amended complaint, filed July 2003, claims violations of the Securities Exchange Act of 1934 for the time period approximately between February and December 2002. It also generally alleges that the defendants made untrue statements of material fact and/or omitted to disclose material facts about Blockbuster's business and operations, that the value of Blockbuster's common stock was therefore artificially inflated and that certain of the individual defendants sold shares of Blockbuster's common stock at inflated prices. The plaintiffs seek unspecified compensatory damages. In April 2004, Blockbuster's motion to dismiss was granted by the United States District Court for the Northern District of Texas and the consolidated amended complaint was dismissed in its entirety, partially with prejudice and partially without prejudice. In February, March and April 2003, three shareholder derivative actions were filed, one of which is pending in federal court in Texas and two have been consolidated into one action in Texas state court, each arising from substantially similar operative facts. These shareholder derivative actions include claims for breach of fiduciary duties for various time periods beginning in February 2002 and name certain Blockbuster officers and directors, some of whom are directors and/or executive officers of the Company, as individual defendants, and Blockbuster as a nominal defendant. The Company and Blockbuster believe the plaintiffs' positions in all of these actions are without merit and Blockbuster intends to vigorously defend these matters.

Other.    In December 2002, Buena Vista Home Entertainment, Inc. filed a complaint in the United States District Court for the Central District of California claiming that Blockbuster had breached the revenue-sharing agreement between the two parties. Buena Vista claims damages in excess of $120.0 million. Blockbuster has answered and asserted counterclaims for reformation and breach of contract. In July 2003, the California federal court granted Buena Vista's motion for partial summary judgment, stating in its ruling that a liquidated damages provision in the contract is enforceable. The court reaffirmed its ruling when it denied Blockbuster's motion for reconsideration in February 2004. Blockbuster has several remaining defenses to the claims asserted by Buena Vista. Blockbuster and the Company believe the plaintiff's position is without merit, and intend to vigorously defend this matter.

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

Recent Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46") which was replaced in December 2003 by the issuance of FIN 46R ("FIN 46R"). FIN 46R explains how to identify variable interest entities ("VIEs") and how a company should assess its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The provisions of FIN 46R were effective for special purpose entities (SPEs) as of December 31, 2003. The remaining provisions were effective as of January 1, 2004. The adoption of FIN 46R did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Related Parties

National Amusements, Inc. ("NAI") is a closely held corporation that beneficially owns the Company's Class A Common Stock, representing approximately 71% of the voting power of all classes of the Company's Common Stock, and approximately 11% of the Company's Class A Common Stock and Class B Common Stock on a combined basis at March 31, 2004. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board of Directors and Chief Executive Officer of the Company.

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount Pictures, a division of the Company. During the three months ended March 31, 2004 and March 31, 2003, respectively, NAI made payments to Paramount Pictures in the aggregate amount of $2.8 million and $1.7 million.

NAI and Mr. Redstone owned in the aggregate approximately 43% of the common stock of Midway Games Inc. ("Midway") as of March 31, 2004. Blockbuster purchases home video games from Midway and for the three months ended March 31, 2004 and 2003, these transactions totaled $1.1 million and $1.0 million, respectively. Additionally, the Company's cable networks sell advertising time to Midway and for the three months ended March 31, 2004 revenues from Midway totaled approximately $1.4 million.

The Company owns a minority equity interest in Westwood One, Inc. ("Westwood One"). Most of the Company's radio stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's radio programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and in certain instances, shares in revenue from the sale by Westwood One of Infinity's programming. In addition, certain employees of Radio serve as officers of Westwood One for which the Company receives a management fee. CBS Television and Cable Networks also enter into programming agreements with Westwood One. Revenues from these arrangements were approximately $22.9 million and $23.7 million for the three months ended March 31, 2004 and 2003, respectively.

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q, including "Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements: advertising market

Management's Discussion and Analysis of
Results of Operations and Financial Condition

conditions generally; changes in the public acceptance of the Company's programming; changes in technology and its effect on competition in the Company's markets; changes in the Federal Communications laws and regulations; the impact of piracy on the Company's products; consumer demand for VHS, DVD and video games, and the mix between rental and sales volume and competitive conditions in these markets; that the Company may determine for market or other reasons not to effectuate the divestiture of Blockbuster; that a split-off of Blockbuster, if it does occur, may be taxable; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company's businesses generally; and other factors described in the Company's filings made under the securities laws, including, among others, those set forth under "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2003. The forward-looking statements included in this document are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes to market risk since reported in the Company's Annual Report of Form 10-K for the year ended December 31, 2003.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Blockbuster Securities Actions.    As previously reported in Viacom Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, during February and March 2003, putative class action complaints were filed against Blockbuster in the United States District Court for the Northern District of Texas. A director and certain officers of Blockbuster were also named as defendants. The remaining putative class actions have been consolidated into one action styled In re Blockbuster Inc. Securities Litigation. The consolidated amended complaint, filed July 2003, claims violations of the Securities Exchange Act of 1934 for the time period approximately between February and December 2002. It also generally alleges that the defendants made untrue statements of material fact and/or omitted to disclose material facts about Blockbuster's business and operations, that the value of Blockbuster's common stock was therefore artificially inflated and that certain of the individual defendants sold shares of Blockbuster's common stock at inflated prices. The plaintiffs seek unspecified compensatory damages. In April 2004, Blockbuster's motion to dismiss was granted by the United States District Court for the Northern District of Texas and the consolidated amended complaint was dismissed in its entirety, partially with prejudice and partially without prejudice. In February, March and April 2003, three shareholder derivative actions were filed, one of which is pending in federal court in Texas and two have been consolidated into one action in Texas state court, each arising from substantially similar operative facts. These shareholder derivative actions include claims for breach of fiduciary duties for various time periods beginning in February 2002 and name certain Blockbuster officers and directors, some of whom are directors and/or executive officers of the Company, as individual defendants, and Blockbuster as a nominal defendant. The Company and Blockbuster believe the plaintiffs' positions in all of these actions are without merit and Blockbuster intends to vigorously defend these matters.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

A summary of Viacom Inc.'s purchases of its Class B Common Stock during the three months ended March 31, 2004 under its $3.0 billion stock purchase program authorized by its Board of Directors in 2002 and publicly announced on October 10, 2002 is as follows:

	Total Number of Shares Purchased	Average Price Per Share	Authorization Remaining

(In millions, except per share amounts)
December 31, 2003			$1,878
January 1, 2004 — January 31, 2004	3.0	$43.99	(133)

			1,745
February 1, 2004 — February 29, 2004	3.1	39.91	(124)

			1,621
March 1, 2004 — March 31, 2004	2.8	39.17	(110)

	8.9	$41.06	$1,511

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit No.		Description of Document
(3)		Articles of Incorporation and By-laws
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

(b)  Reports on Form 8-K.

  Viacom Inc. did not file any Current Report on Form 8-K during the first quarter ended March 31, 2004.

  On February 10, 2004, Viacom Inc. furnished a Current Report on Form 8-K under Items 7 and 12 with respect to earnings information for the full year and fourth quarter ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIACOM INC. (Registrant)
Date: May 7, 2004	/s/ Richard J. Bressler Richard J. Bressler Senior Executive Vice President Chief Financial Officer
Date: May 7, 2004	/s/ Susan C. Gordon Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description of Document
(3)		Articles of Incorporation and By-laws
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