Form 10-Q
period 2004-06-30
VIACOM INC
filed 2004-08-09
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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

Number of shares of common stock outstanding at July 31, 2004:

Class A Common Stock, par value $.01 per share — 132,076,287

Class B Common Stock, par value $.01 per share — 1,602,801,872

VIACOM INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2004		2003	2004		2003

Revenues		$6,841.8	$6,418.3		$13,614.2	$12,469.1

Expenses:
Operating		3,851.8	3,715.9		8,141.4	7,589.1
Selling, general and administrative		1,277.2	1,140.5		2,329.0	2,090.1
Depreciation and amortization		265.7	246.4		517.2	487.6

Total expenses		5,394.7	5,102.8		10,987.6	10,166.8

Operating income		1,447.1	1,315.5		2,626.6	2,302.3
Interest expense		(182.7)	(195.8)		(367.2)	(389.3)
Interest income		3.7	3.9		9.1	7.6
Other items, net		31.4	8.5		19.8	20.9

Earnings before income taxes, equity in loss of affiliated companies, minority interest and cumulative effect of change in accounting principle		1,299.5	1,132.1		2,288.3	1,941.5
Provision for income taxes		(527.6)	(456.1)		(782.4)	(786.3)
Equity in loss of affiliated companies, net of tax		(8.4)	(2.4)		(10.5)	(2.4)
Minority interest, net of tax		(9.7)	(14.0)		(31.1)	(31.6)

Net earnings before cumulative effect of change in accounting principle		753.8	659.6		1,464.3	1,121.2
Cumulative effect of change in accounting principle, net of minority interest and tax		—	—		—	(18.5)

Net earnings		$753.8	$659.6		$1,464.3	$1,102.7

Basic earnings per common share:
Net earnings before cumulative effect of change in accounting principle		$.44	$.38		$.85	$.64
Cumulative effect of change in accounting principle, net		$—	$—		$—	$(.01)
Net earnings		$.44	$.38		$.85	$.63
Diluted earnings per common share:
Net earnings before cumulative effect of change in accounting principle		$.43	$.37		$.84	$.64
Cumulative effect of change in accounting principle, net		$—	$—		$—	$(.01)
Net earnings		$.43	$.37		$.84	$.63
Weighted average number of common shares outstanding:
Basic		1,724.3	1,746.2		1,727.6	1,746.1
Diluted		1,736.0	1,765.3		1,740.3	1,763.2
Dividends per common share	$	..06	$—	$	..12	$—

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At June 30, 2004	At December 31, 2003

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,713.3	$850.7
Receivables, less allowances of $251.7 (2004) and $295.5 (2003)	3,728.9	4,336.3
Inventory (Note 4)	1,248.8	1,444.4
Prepaid expenses and other current assets	1,225.0	1,104.9

Total current assets	7,916.0	7,736.3

Property and equipment:
Land	751.1	751.1
Buildings	970.3	980.1
Capital leases	777.6	694.4
Advertising structures	2,213.3	2,244.3
Equipment and other	6,069.8	5,958.7

	10,782.1	10,628.6
Less accumulated depreciation and amortization	4,961.9	4,636.6

Net property and equipment	5,820.2	5,992.0

Inventory (Note 4)	4,624.2	4,587.2
Goodwill (Note 3)	56,888.9	57,056.8
Intangibles (Note 3)	12,492.6	12,411.8
Other assets	1,929.6	2,064.4

Total Assets	$89,671.5	$89,848.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$929.8	$1,053.9
Accrued compensation	512.3	682.7
Accrued expenses and other current liabilities	3,047.3	3,368.4
Participants' share, residuals and royalties payable	1,163.7	1,162.2
Program rights	996.6	858.7
Income taxes payable	151.0	262.6
Current portion of long-term debt (Note 6)	124.2	196.3

Total current liabilities	6,924.9	7,584.8

Long-term debt (Note 6)	9,658.9	9,683.2
Deferred income tax liabilities, net	356.1	297.2
Other liabilities and pension and post retirement benefit obligations	8,114.2	8,451.3
Commitments and contingencies (Note 9)
Minority interest	652.0	627.0
Stockholders' Equity:
Class A Common Stock, par value $.01 per share; 750.0 shares authorized; 133.4 (2004) and 133.7 (2003) shares issued	1.3	1.3
Class B Common Stock, par value $.01 per share; 10,000.0 shares authorized; 1,733.9 (2004) and 1,730.8 (2003) shares issued	17.4	17.3
Additional paid-in capital	65,918.8	65,840.3
Retained earnings	4,398.9	3,141.9
Accumulated other comprehensive loss (Note 1)	(379.1)	(351.2)

	69,957.3	68,649.6
Less treasury stock, at cost; 1.4 (2004 and 2003) Class A shares; and 141.8 (2004) and 128.5 (2003) Class B shares	5,991.9	5,444.6

Total stockholders' equity	63,965.4	63,205.0

Total Liabilities and Stockholders' Equity	$89,671.5	$89,848.5

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended June 30,
	2004	2003

Operating Activities:
Net earnings	$1,464.3	$1,102.7
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Cumulative effect of change in accounting principle, net of minority interest and tax	—	18.5
Depreciation and amortization	517.2	487.6
Equity in loss of affiliated companies, net of tax	10.5	2.4
Distributions from affiliated companies	12.4	26.8
Minority interest, net of tax	31.1	31.6
Change in assets and liabilities, net of effects of acquisitions	43.9	41.1

Net cash flow provided by operating activities	2,079.4	1,710.7

Investing Activities:
Capital expenditures	(249.5)	(229.4)
Acquisitions, net of cash acquired	(45.8)	(1,272.0)
Investments in and advances to affiliated companies	(9.6)	(31.5)
Proceeds from sale of investments	19.4	24.5
Proceeds from dispositions	10.4	.6
Other, net	.5	(1.0)

Net cash flow used for investing activities	(274.6)	(1,508.8)

Financing Activities:
Repayments to banks, including commercial paper, net	(75.1)	(106.9)
Repayment of notes and debentures	(22.3)	(339.3)
Proceeds from issuance of notes and debentures	—	740.5
Proceeds from exercise of stock options	57.6	87.2
Purchase of Company common stock	(645.3)	(266.0)
Dividends	(208.2)	—
Payment of capital lease obligations	(43.9)	(64.1)
Other, net	(5.0)	(3.4)

Net cash flow (used for) provided by financing activities	(942.2)	48.0

Net increase in cash and cash equivalents	862.6	249.9
Cash and cash equivalents at beginning of period	850.7	631.4

Cash and cash equivalents at end of period	$1,713.3	$881.3

Supplemental disclosure of investing and financing activities
Equipment acquired under capitalized leases	$83.8	$49.1
Supplemental disclosure of acquisitions:
Fair value of assets acquired	$43.2	$1,345.0
Fair value of liabilities assumed	(.1)	(75.3)
Acquisition of minority interest	2.7	2.3
Cash paid, net of cash acquired	(45.8)	(1,272.0)

Impact on stockholders' equity	$—	$—

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

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options only in the periods in which such effect would have been dilutive. For the three and six months ended June 30, 2004, respectively, stock options to purchase 115.6 million and 111.3 million shares of Class B Common Stock at weighted average prices of $45.60 and $45.86 were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2003, respectively, stock options to purchase 45.9 million and 60.7 million shares of Class B Common Stock at weighted average prices of $54.10 and $51.17 were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculations of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Weighted average shares for basic EPS	1,724.3	1,746.2	1,727.6	1,746.1
Incremental shares for stock options	11.7	19.1	12.7	17.1

Weighted average shares for diluted EPS	1,736.0	1,765.3	1,740.3	1,763.2

Comprehensive Income (Loss)—Total comprehensive income for the Company includes net earnings and other comprehensive income items listed in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net earnings	$753.8	$659.6	$1,464.3	$1,102.7
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(32.3)	76.8	(49.5)	101.7
Net unrealized gain on securities	2.0	11.2	2.0	10.2
Change in fair value of cash flow hedges	.4	.6	—	.5
Minimum pension liability adjustment	10.7	18.9	19.6	42.0

Total comprehensive income	$734.6	$767.1	$1,436.4	$1,257.1

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

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net earnings	$753.8	$659.6	$1,464.3	$1,102.7
Option expense, net of tax	(88.6)	(70.3)	(170.5)	(136.3)

Net earnings after option expense	$665.2	$589.3	$1,293.8	$966.4

Basic earnings per share:
Net earnings as reported	$.44	$.38	$.85	$.63
Net earnings after option expense	$.39	$.34	$.75	$.55
Diluted earnings per share:
Net earnings as reported	$.43	$.37	$.84	$.63
Net earnings after option expense	$.38	$.33	$.74	$.55

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

Changes in Accounting Principle—Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 requires the capitalization of asset retirement costs as part of the total cost of the related long-lived asset and the depreciation of this cost over the corresponding asset's useful life. SFAS 143 primarily applies to certain of the Company's video store leases and billboard advertising locations, where the Company is legally obligated to remove leasehold improvements to restore the property to its original condition. The asset retirement obligation was $53.4 million and $53.0 million at June 30, 2004 and December 31, 2003, respectively. As a result of the adoption of this standard, the Company recognized in the first quarter of 2003 a charge of $18.5 million, or $.01 per share, reflected as a cumulative effect of change in accounting principle, net of minority interest and tax.

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

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

In 2003, the Company adopted SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS 132") for all U.S. plans. SFAS 132, as revised, required additional disclosures in annual reports about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. See Note 7 for the required disclosures in interim financial reports.

In May 2004, the FASB issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act")" ("FSP 106-2") for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 is effective for interim periods beginning after June 15, 2004 and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. The implementation of FSP 106-2 is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

2) PENDING TRANSACTIONS

On February 10, 2004, Viacom announced its intention to pursue the divestiture of its equity interest in Blockbuster. To accomplish the divestiture, Viacom intends to offer its stockholders the opportunity to exchange shares of Viacom Class A or Viacom Class B common stock for shares of Blockbuster common stock, subject to certain conditions (the "Split-Off"), resulting in a reduction of Viacom's outstanding shares. With respect to the Split-Off, which the Company expects to complete in October 2004, Blockbuster filed a Registration Statement on Form S-4 on June 18, 2004, and amended it on July 29, 2004. Viacom will also dispose of certain Blockbuster shares by other means prior to the Split-Off. Viacom intends to dispose of any Blockbuster shares it holds following the Split-Off by a pro-rata distribution of the remaining shares to its stockholders or by some other means of disposition. Prior to the Split-Off, Blockbuster anticipates paying a special distribution of approximately $905 million, or $5 per Blockbuster share, to holders of Blockbuster shares, including Blockbuster shares held by Viacom. Any difference between the fair market value of Blockbuster and its net book value at the time of the Split-Off will be recognized as a gain or loss for accounting purposes.

On June 24, 2004, the Company announced that as part of its bid to acquire 100% of VIVA Media AG, it agreed to purchase the shares of 14 VIVA shareholders, who together hold a 75.8% ownership interest in the company. The Company intends to launch a public tender offer for all of the other outstanding shares of VIVA. The transaction is subject to regulatory approvals and customary conditions.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

3) GOODWILL AND INTANGIBLE ASSETS

The Company's intangible assets subject to amortization and related accumulated amortization were as follows:

At June 30, 2004	Gross	Accumulated Amortization	Net

Franchise agreements	$455.6	$(107.0)	$348.6
Subscriber agreements	431.0	(208.8)	222.2
Other intangible assets	346.3	(122.5)	223.8

Total	$1,232.9	$(438.3)	$794.6

At December 31, 2003	Gross	Accumulated Amortization	Net

Franchise agreements	$456.9	$(92.3)	$364.6
Subscriber agreements	372.5	(183.5)	189.0
Other intangible assets	264.8	(104.6)	160.2

Total	$1,094.2	$(380.4)	$713.8

Amortization expense was $24.3 million and $26.2 million for the three months ended June 30, 2004 and June 30, 2003, respectively, and $49.7 million and $51.5 million for the six months ended June 30, 2004 and June 30, 2003, respectively. The Company expects its annual amortization expense for each of the next five years for existing intangible assets subject to amortization to be as follows:

	2004	2005	2006	2007	2008

Amortization expense	$109.3	$100.7	$92.7	$79.9	$40.0

FCC licenses, valued at approximately $11.7 billion at June 30, 2004 and December 31, 2003, are recorded as intangible assets with indefinite lives and are not subject to amortization.

The changes in the book value of goodwill, by segment, for six months ended June 30, 2004 were as follows:

	At December 31, 2003	Acquisitions	Adjustments (a)	At June 30, 2004

Cable Networks	$8,473.6	$—	$(154.5)	$8,319.1
Television	13,178.0	—	—	13,178.0
Radio	19,272.6	—	—	19,272.6
Outdoor	11,577.5	10.0	(32.5)	11,555.0
Entertainment	1,943.5	—	(.2)	1,943.3
Video	2,611.6	9.4	(.1)	2,620.9

Total	$57,056.8	$19.4	$(187.3)	$56,888.9

(a)
Adjustments primarily relate to purchase price allocations for Comedy Central and foreign currency translation adjustments.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

4) INVENTORY

	At June 30, 2004	At December 31, 2003

Theatrical and television inventory:
Theatrical:
Released (including acquired film libraries)	$577.9	$629.4
Completed, not released	40.3	60.4
In process and other	457.1	399.9
Television:
Released	885.6	845.0
In process and other	26.9	76.9
Program rights	2,896.1	3,051.8

	4,883.9	5,063.4
Less current portion	654.1	862.8

	4,229.8	4,200.6

Merchandise inventory	494.7	495.7
Rental inventory	362.9	350.9
Publishing, primarily finished goods	71.4	64.2
Other	60.1	57.4

	989.1	968.2
Less current portion	594.7	581.6

	394.4	386.6

Total Current Inventory	$1,248.8	$1,444.4

Total Non-Current Inventory	$4,624.2	$4,587.2

5) SEVERANCE AND RESTRUCTURING CHARGES

In the second quarter of 2004, the Company recorded severance charges of $56.2 million, $33.8 million net of tax, or $.02 per diluted share, due to management changes. The severance charges were recorded in the segments as follows: Television $10.4 million, Entertainment $10.4 million and Corporate $35.4 million.

In the second quarter of 2004, Cable Networks recorded restructuring charges of $4.6 million for the acquisition of Comedy Central, in addition to the $26.4 million of restructuring charges it recorded in the second quarter of 2003. The charges principally reflected $22.3 million of severance liabilities resulting from the acquisition of the remaining 50% of Comedy Central that the Company did not own and organizational changes at Showtime Networks Inc. Also included in this total was $8.4 million for additional lease termination costs for MTV Networks ("MTVN") due to a change in the initial estimate for its 2001 charge. In 2001, the Company recorded a restructuring charge of $66.6 million for MTVN associated with reducing headcount and closing certain domestic and foreign offices. Severance payments will continue through 2005 since certain employees will be paid out over the terms of their employment contracts.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

The following table summarizes activity for the six months ended June 30, 2004 for the Cable Networks restructuring charges:

At December 31, 2003	$27.2
Severance payments	(5.3)
Lease payments	(1.9)
Additions	4.6

At June 30, 2004	$24.6

6) BANK FINANCING AND DEBT

The following table sets forth the Company's long-term debt:

	At June 30, 2004	At December 31, 2003

Notes payable to banks	$56.5	$107.2
Commercial paper	—	20.0
Senior debt (4.625% - 8.875% due 2005-2051)	9,435.6	9,474.7
Senior subordinated debt (10.50% due 2009)	63.6	66.3
Other notes	3.2	26.0
Obligations under capital leases	426.2	387.0

Total Debt	9,985.1	10,081.2
Less current portion	124.2	196.3
Less discontinued operations debt (a)	202.0	201.7

Total Long-Term Debt	$9,658.9	$9,683.2

(a)
Included in "Other liabilities" on the Consolidated Balance Sheets.

The Company's total debt presented above includes (i) an aggregate unamortized premium of $39.7 million and $41.4 million and (ii) the change in the carrying value of the debt, since inception, relating to fair value swaps of $10.1 million and $48.2 million for the periods ending June 30, 2004 and December 31, 2003, respectively.

The senior debt of Viacom Inc. is fully and unconditionally guaranteed by its wholly owned subsidiary, Viacom International Inc. ("Viacom International"). The senior debt and senior subordinated debt of the Company's wholly owned subsidiaries, CBS Broadcasting Inc. and Go Outdoor Systems Holdings S.A., respectively, are not guaranteed; the aggregate outstanding amount of such debt at June 30, 2004 was $115.8 million.

During the second quarter of 2004, the Company entered into $300 million notional amount of swap agreements, which converted fixed debt obligations into variable rate debt obligations. The swaps mature on January 1, 2006 and the Company receives an interest rate of approximately 2.7%, while paying three month LIBOR on $150 million and receives an interest rate of approximately 3.6%, while paying six month LIBOR on $150 million.

During the first quarter of 2004, Blockbuster repaid $50.0 million under its credit agreement.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

Viacom Credit Agreement

As of December 31, 2003, the Company's credit facilities, excluding Blockbuster's credit facility, totaled $4.65 billion comprised of a $1.7 billion 364-day revolving facility due February 2004, a $1.45 billion revolving facility due May 2005 and a $1.5 billion revolving facility due March 2006. In February 2004, the Company entered into a $3.0 billion 5-year credit facility which replaced the $1.7 billion and the $1.45 billion facilities. The terms and conditions of the $3.0 billion facility are substantially similar to the $1.5 billion facility. The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the $3.0 billion and $1.5 billion facilities (collectively, the "Credit Facilities"). Borrowing rates under the facilities are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments. As of June 30, 2004, the Company had unused revolving Credit Facilities of $4.28 billion.

The facilities contain covenants, which among other things, require that the Company maintain a minimum interest coverage ratio. At June 30, 2004, the Company was in compliance with all covenants under the Credit Facilities.

The primary purpose of the Credit Facilities is to support commercial paper borrowings. At June 30, 2004, the Company had no commercial paper borrowings under its $4.5 billion commercial paper program.

Accounts Receivable Securitization Programs

As of June 30, 2004, the Company had an aggregate of $1.0 billion outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from these programs were used to reduce outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs must pass certain performance ratios. As of June 30, 2004, the Company was in compliance with the required ratios under the receivable securitization programs.

7) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended June 30,	2004	2003	2004	2003

Components of net periodic cost:
Service cost	$15.6	$14.5	$.8	$.7
Interest cost	81.0	86.4	18.0	20.1
Expected return on plan assets	(74.3)	(73.8)	(.3)	(.5)
Amortization of transition obligation	.1	(.2)	—	—
Amortization of unrecognized prior service cost	.4	.4	(.2)	(.3)
Recognized actuarial loss	8.8	11.6	.6	1.2

Net periodic cost	$31.6	$38.9	$18.9	$21.2

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Pension Benefits		Postretirement Benefits
Six Months Ended June 30,	2004	2003	2004	2003

Components of net periodic cost:
Service cost	$31.1	$29.1	$1.5	$1.3
Interest cost	162.1	172.8	36.0	40.2
Expected return on plan assets	(148.6)	(147.7)	(.5)	(1.0)
Amortization of transition obligation	.2	(.3)	—	—
Amortization of unrecognized prior service cost	.8	.8	(.4)	(.6)
Recognized actuarial loss	17.6	23.1	1.1	2.6

Net periodic cost	$63.2	$77.8	$37.7	$42.5

8) SHARE PURCHASE PROGRAM AND CASH DIVIDENDS

For the six months ended June 30, 2004, on a trade date basis, the Company purchased approximately 13.8 million shares of its Class B Common Stock for $565.8 million under its current $3.0 billion stock purchase program, of which $198.8 million was spent in the second quarter to purchase 4.9 million shares. In connection with the Company's planned separation of Blockbuster, the Company suspended its stock buyback program during the second quarter of 2004. The Company intends to resume and expand the program following the completion of the separation. For the six months ended June 30, 2003, the Company purchased approximately 5.4 million shares of its Class B Common Stock for $231.8 million. Since inception of this program in October 2002, a total of 40.7 million shares of Class B Common Stock have been purchased through June 30, 2004, for $1.7 billion, leaving $1.3 billion remaining under the $3.0 billion stock purchase program.

For the six months ended June 30, 2004, in order to maintain Viacom's consolidated tax position with Blockbuster, the Company purchased approximately 133,000 shares of Blockbuster Class A Common Stock for $2.4 million of which $.2 million was spent in the second quarter. For the six months ended June 30, 2003, the Company purchased approximately 95,000 shares of Blockbuster Class A Common Stock for $1.6 million.

On January 1, 2004, the Company paid $104.4 million to stockholders of record at the close of business on December 8, 2003 for the dividend declared in the fourth quarter of 2003. On April 1, 2004, the Company paid $103.8 million to stockholders of record at the close of business on February 27, 2004, for the dividend declared on January 28, 2004. On May 19, 2004, Viacom's Board of Directors declared a quarterly cash dividend of $.06 per share on Viacom Class A and Class B Common Stock. The dividend was paid July 1, 2004 to stockholders of record at the close of business on June 1, 2004.

9) COMMITMENTS AND CONTINGENCIES

Guarantees

The Company owns a 50% equity interest in United Cinemas International ("UCI"), which operates movie theaters in Europe, Latin America and Asia. As of June 30, 2004, the Company guaranteed approximately $310.2 million of UCI's debt obligations under a revolving credit facility, which expires in December 2004, and $178.6 million of UCI's theater leases. The Company also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres LLC and guarantees certain theater leases for approximately $12.1 million. The debt and lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of June 30, 2004 as they were provided by the Company prior to the adoption of FIN 45.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

Additionally, the Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $372.1 million at June 30, 2004 and are not recorded in the balance sheet as of June 30, 2004.

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

Legal Matters

Asbestos and Environmental.    The Company is a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred principally as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of the Company's products is the basis of a claim. Claims against the Company in which a product has been identified principally relate to exposures allegedly caused by asbestos-containing insulating material in turbines sold for power-generation, industrial and marine use, or by asbestos-containing grades of decorative micarta, a laminate used in commercial ships.

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2004, the Company had pending approximately 116,180 asbestos claims, as compared with approximately 112,280 as of December 31, 2003 and approximately 116,200 as of June 30, 2003. Of the claims pending as of June 30, 2004, approximately 86,360 were pending in state courts, 27,260 in federal courts and approximately 2,560 were third party claims. During the second quarter of 2004, the Company received approximately 4,340 new claims and closed or moved to an inactive docket approximately 2,830 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

Blockbuster Securities Actions.    During February and March 2003, putative class action complaints were filed against Blockbuster in the United States District Court for the Northern District of Texas. A director and certain officers of Blockbuster were also named as defendants. One of the plaintiffs dismissed her complaint. The remaining putative class actions were consolidated into one action styled In re Blockbuster Inc. Securities Litigation. The consolidated amended complaint, filed July 2003, claimed violations of the Securities Exchange Act of 1934 for the time period approximately between February and December 2002. It also generally alleged that the defendants made untrue statements of material fact and/or omitted to disclose material facts about Blockbuster's business and operations, that the value of Blockbuster's common stock was therefore artificially inflated and that certain of the individual defendants sold shares of Blockbuster's common stock at inflated prices. The plaintiffs sought unspecified compensatory damages. In April 2004, Blockbuster's motion to dismiss was granted by the United States District Court for the Northern District of Texas and the consolidated amended complaint was dismissed in its entirety, partially with prejudice and partially without prejudice. The court gave plaintiffs the opportunity to replead. Plaintiffs failed to replead and the entire case was dismissed with prejudice in June 2004. In February, March and April 2003, three shareholder derivative actions were filed, each arising from substantially similar operative facts. The action that was filed in February 2003 and pending in federal court in Texas was voluntarily dismissed in June 2004 in light of the dismissal of In re Blockbuster Inc. Securities Litigation. The other two actions have been consolidated into one action in Texas state court styled In re Blockbuster Inc. Derivative Litigation. This shareholder derivative action includes claims for breach of fiduciary duties for various time periods beginning in April 2002 and names certain Blockbuster officers and directors, some of whom are or were directors and/or executive officers of the Company, as individual defendants, and Blockbuster as a nominal defendant. The Company and Blockbuster believe the plaintiffs' positions are without merit and Blockbuster intends to vigorously defend this matter.

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

Revenues generated between segments primarily reflect the licensing of feature films and television product to cable and broadcast networks, advertising sales and the sale of DVD and VHS releases of feature films to the Video segment. These transactions are recorded at fair market value as if the sales were made to third parties and are eliminated in consolidation. For the three months ended June 30, 2004, revenue eliminations were principally as follows: Entertainment $74.2 million, Television $135.6 million and Radio $6.8 million and for the three months ended June 30, 2003, revenue eliminations were principally as follows: Entertainment $69.5 million, Television $16.4 million, Cable Networks $22.4 million and Radio $8.3 million. For the six months ended June 30, 2004, revenue eliminations were principally as follows: Entertainment $164.3 million, Television $159.2 million and Radio $12.7 million. For the six months ended June 30, 2003, revenue eliminations were principally as follows: Entertainment $177.4 million, Television $38.4 million, Cable Networks $64.2 million and Radio $22.6 million.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues:
Cable Networks	$1,587.4	$1,348.5	$2,995.1	$2,516.7
Television	2,063.9	1,862.0	4,336.6	3,786.5
Radio	561.3	551.0	1,016.4	994.8
Outdoor	484.0	462.4	887.3	840.7
Entertainment	950.9	920.0	1,802.5	1,718.2
Video	1,421.2	1,392.2	2,924.3	2,910.0
Eliminations	(226.9)	(117.8)	(348.0)	(297.8)

Total Revenues	$6,841.8	$6,418.3	$13,614.2	$12,469.1

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Operating Income:
Cable Networks	$607.9	$492.8	$1,143.4	$925.0
Television	528.1	392.2	863.8	634.8
Radio	266.5	266.0	465.7	456.6
Outdoor	77.6	78.3	91.4	103.7
Entertainment	67.8	72.2	101.2	93.7
Video	76.3	105.3	201.2	254.0

Segment total	1,624.2	1,406.8	2,866.7	2,467.8
Corporate expenses	(87.7)	(50.6)	(124.2)	(80.7)
Residual costs (a)	(28.5)	(36.6)	(56.9)	(73.2)
Eliminations	(60.9)	(4.1)	(59.0)	(11.6)

Total Operating Income	1,447.1	1,315.5	2,626.6	2,302.3
Interest expense	(182.7)	(195.8)	(367.2)	(389.3)
Interest income	3.7	3.9	9.1	7.6
Other items, net	31.4	8.5	19.8	20.9

Earnings before income taxes, equity in loss of affiliated companies, minority interest and cumulative effect of change in accounting principle	1,299.5	1,132.1	2,288.3	1,941.5
Provision for income taxes	(527.6)	(456.1)	(782.4)	(786.3)
Equity in loss of affiliated companies, net of tax	(8.4)	(2.4)	(10.5)	(2.4)
Minority interest, net of tax	(9.7)	(14.0)	(31.1)	(31.6)

Net earnings before cumulative effect of change in accounting principle	753.8	659.6	1,464.3	1,121.2
Cumulative effect of change in accounting principle, net of minority interest and tax	—	—	—	(18.5)

Net Earnings	$753.8	$659.6	$1,464.3	$1,102.7

(a)
Residual costs primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Depreciation and Amortization:
Cable Networks	$63.5	$48.0	$121.0	$95.7
Television	37.9	37.0	73.3	74.0
Radio	8.5	7.0	15.8	13.9
Outdoor	56.5	54.7	110.7	106.9
Entertainment	33.2	32.5	65.1	62.4
Video	60.5	61.6	120.1	123.3
Corporate expenses	5.6	5.6	11.2	11.4

Total Depreciation and Amortization	$265.7	$246.4	$517.2	$487.6

	At June 30, 2004	At December 31, 2003

Total Assets:
Cable Networks	$13,239.0	$13,186.2
Television	25,310.5	25,648.6
Radio	25,262.2	25,256.9
Outdoor	14,353.2	14,444.3
Entertainment	5,869.5	6,278.0
Video	4,758.2	4,826.8
Corporate	2,665.5	1,796.2
Eliminations	(1,786.6)	(1,588.5)

Total Assets	$89,671.5	$89,848.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Capital Expenditures:
Cable Networks	$18.8	$19.6	$31.0	$33.0
Television	23.3	34.3	35.5	64.7
Radio	5.6	2.5	10.6	6.3
Outdoor	9.7	16.2	21.1	30.9
Entertainment	19.6	16.3	38.1	35.1
Video	59.4	32.1	109.1	55.8
Corporate	1.1	.5	4.1	3.6

Total Capital Expenditures	$137.5	$121.5	$249.5	$229.4

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

	Statement of Operations for the Three Months Ended June 30, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$54.5	$987.3	$5,939.9	$(139.9)	$6,841.8

Expenses:
Operating	22.0	300.6	3,593.6	(64.4)	3,851.8
Selling, general and administrative	40.5	312.6	928.9	(4.8)	1,277.2
Depreciation and amortization	1.3	25.7	238.7	—	265.7

Total expenses	63.8	638.9	4,761.2	(69.2)	5,394.7

Operating income (loss)	(9.3)	348.4	1,178.7	(70.7)	1,447.1
Interest expense, net	(187.8)	(51.5)	60.3	—	(179.0)
Other items, net	32.7	(.1)	23.6	(24.8)	31.4

Earnings (loss) before income taxes, equity in earnings (loss) of affiliated companies and minority interest	(164.4)	296.8	1,262.6	(95.5)	1,299.5
Benefit (provision) for income taxes	65.6	(115.7)	(477.5)	—	(527.6)
Equity in earnings (loss) of affiliated companies, net of tax	852.6	153.6	9.0	(1,023.6)	(8.4)
Minority interest, net of tax	—	—	(9.7)	—	(9.7)

Net earnings	$753.8	$334.7	$784.4	$(1,119.1)	$753.8

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Six Months Ended June 30, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$102.8	$1,852.2	$11,808.2	$(149.0)	$13,614.2

Expenses:
Operating	42.2	586.2	7,590.1	(77.1)	8,141.4
Selling, general and administrative	77.3	528.3	1,730.9	(7.5)	2,329.0
Depreciation and amortization	2.6	50.6	464.0	—	517.2

Total expenses	122.1	1,165.1	9,785.0	(84.6)	10,987.6

Operating income (loss)	(19.3)	687.1	2,023.2	(64.4)	2,626.6
Interest expense, net	(376.1)	(103.1)	121.1	—	(358.1)
Other items, net	30.0	10.7	28.8	(49.7)	19.8

Earnings (loss) before income taxes, equity in earnings (loss) of affiliated companies and minority interest	(365.4)	594.7	2,173.1	(114.1)	2,288.3
Benefit (provision) for income taxes	145.8	(233.7)	(694.5)	—	(782.4)
Equity in earnings (loss) of affiliated companies, net of tax	1,683.9	419.3	7.3	(2,121.0)	(10.5)
Minority interest, net of tax	—	—	(31.1)	—	(31.1)

Net earnings	$1,464.3	$780.3	$1,454.8	$(2,235.1)	$1,464.3

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Three Months Ended June 30, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$50.9	$855.9	$5,534.7	$(23.2)	$6,418.3

Expenses:
Operating	21.9	274.5	3,441.4	(21.9)	3,715.9
Selling, general and administrative	42.8	247.4	851.6	(1.3)	1,140.5
Depreciation and amortization	1.5	43.5	201.4	—	246.4

Total expenses	66.2	565.4	4,494.4	(23.2)	5,102.8

Operating income (loss)	(15.3)	290.5	1,040.3	—	1,315.5
Interest expense, net	(181.6)	(93.8)	83.5	—	(191.9)
Other items, net	(3.9)	5.1	7.3	—	8.5

Earnings (loss) before income taxes, equity in earnings (loss) of affiliated companies, minority interest	(200.8)	201.8	1,131.1	—	1,132.1
Benefit (provision) for income taxes	79.2	(80.8)	(454.5)	—	(456.1)
Equity in earnings (loss) of affiliated companies, net of tax	781.2	219.8	6.4	(1,009.8)	(2.4)
Minority interest, net of tax	—	—	(14.0)	—	(14.0)

Net earnings	$659.6	$340.8	$669.0	$(1,009.8)	$659.6

VIACOM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Six Months Ended June 30, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$92.0	$1,615.1	$10,821.3	$(59.3)	$12,469.1

Expenses:
Operating	41.1	537.5	7,069.9	(59.4)	7,589.1
Selling, general and administrative	92.8	410.0	1,596.3	(9.0)	2,090.1
Depreciation and amortization	2.7	61.9	423.0	—	487.6

Total expenses	136.6	1,009.4	9,089.2	(68.4)	10,166.8

Operating income (loss)	(44.6)	605.7	1,732.1	9.1	2,302.3
Interest expense, net	(360.9)	(178.7)	157.9	—	(381.7)
Other items, net	(8.4)	7.5	21.8	—	20.9

Earnings (loss) before income taxes, equity in earnings (loss) of affiliated companies, minority interest and cumulative effect of change in accounting principle	(413.9)	434.5	1,911.8	9.1	1,941.5
Benefit (provision) for income taxes	164.3	(173.4)	(777.2)	—	(786.3)
Equity in earnings (loss) of affiliated companies, net of tax	1,352.3	397.6	1.2	(1,753.5)	(2.4)
Minority interest, net of tax	—	—	(31.6)	—	(31.6)

Net earnings before cumulative effect of change in accounting principle	1,102.7	658.7	1,104.2	(1,744.4)	1,121.2
Cumulative effect of change in accounting principle, net of minority interest and tax	—	(3.3)	(15.2)	—	(18.5)

Net earnings	$1,102.7	$655.4	$1,089.0	$(1,744.4)	$1,102.7

VIACOM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet at June 30, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Assets
Cash and cash equivalents	$1,000.6	$23.0	$689.7	$—	$1,713.3
Receivables, net	43.5	579.0	3,345.2	(238.8)	3,728.9
Inventory	7.7	176.3	1,172.4	(107.6)	1,248.8
Prepaid expenses and other current assets	66.2	163.9	996.8	(1.9)	1,225.0

Total current assets	1,118.0	942.2	6,204.1	(348.3)	7,916.0

Property and equipment	50.8	787.8	9,943.5	—	10,782.1
Less accumulated depreciation and amortization	12.8	459.3	4,489.8	—	4,961.9

Net property and equipment	38.0	328.5	5,453.7	—	5,820.2

Inventory	13.6	1,250.8	3,497.0	(137.2)	4,624.2
Goodwill	100.3	627.5	56,161.1	—	56,888.9
Intangibles	—	4.6	12,488.3	(.3)	12,492.6
Investments in consolidated subsidiaries	69,437.6	15,728.4	—	(85,166.0)	—
Other assets	226.9	181.5	1,749.2	(228.0)	1,929.6

Total Assets	$70,934.4	$19,063.5	$85,553.4	$(85,879.8)	$89,671.5

Liabilities and Stockholders' Equity
Accounts payable	$4.0	$36.0	$903.3	$(13.5)	$929.8
Accrued expenses and other	565.1	694.8	3,578.5	(131.2)	4,707.2
Participants' share, residuals and royalties payable	—	36.3	1,217.8	(90.4)	1,163.7
Current portion of long-term debt	—	9.7	114.5	—	124.2

Total current liabilities	569.1	776.8	5,814.1	(235.1)	6,924.9

Long-term debt	9,233.5	77.0	348.4	—	9,658.9
Other liabilities	(6,867.3)	9,400.3	113.3	5,824.0	8,470.3
Minority interest	—	—	652.0	—	652.0
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	22.8	122.8	1,162.3	(1,289.2)	18.7
Additional paid-in capital	65,914.7	1,924.1	92,863.5	(94,783.5)	65,918.8
Retained earnings	8,390.7	6,860.4	6,784.5	(17,636.7)	4,398.9
Accumulated other comprehensive income (loss)	(337.2)	(97.9)	43.1	12.9	(379.1)

	73,991.0	8,809.4	100,981.6	(113,824.7)	69,957.3
Less treasury stock, at cost	5,991.9	—	22,356.0	(22,356.0)	5,991.9

Total stockholders' equity	67,999.1	8,809.4	78,625.6	(91,468.7)	63,965.4

Total Liabilities and Stockholders' Equity	$70,934.4	$19,063.5	$85,553.4	$(85,879.8)	$89,671.5

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

VIACOM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for the Six Months Ended June 30, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(923.8)	$503.6	$2,499.6	$—	$2,079.4

Investing Activities:
Capital expenditures	—	(23.1)	(226.4)	—	(249.5)
Acquisitions, net of cash acquired	(3.1)	(0.7)	(42.0)	—	(45.8)
Investments in and advances to affiliated companies	(1.4)	—	(8.2)	—	(9.6)
Proceeds from sale of investments	13.6	—	5.8	—	19.4
Proceeds from dispositions	—	—	10.4	—	10.4
Other, net	—	.5	—	—	.5

Net cash flow provided by (used for) investing activities	9.1	(23.3)	(260.4)	—	(274.6)

Financing Activities:
Repayments to banks, including commercial paper, net	(24.5)	—	(50.6)	—	(75.1)
Repayment of notes and debentures	—	—	(22.3)	—	(22.3)
Proceeds from exercise of stock options	55.2	—	2.4	—	57.6
Purchase of Company common stock	(645.3)	—	—	—	(645.3)
Dividends	(208.2)	—	—	—	(208.2)
Payment of capital lease obligations	—	(6.0)	(37.9)	—	(43.9)
Increase (decrease) in intercompany payables	2,525.6	(478.1)	(2,047.5)	—	—
Other, net	—	—	(5.0)	—	(5.0)

Net cash flow provided by (used for) financing activities	1,702.8	(484. 1)	(2,160.9)	—	(942.2)

Net increase (decrease) in cash and cash equivalents	788.1	(3.8)	78.3	—	862.6
Cash and cash equivalents at beginning of period	212.5	26.8	611.4	—	850.7

Cash and cash equivalents at end of period	$1,000.6	$23.0	$689.7	$—	$1,713.3

VIACOM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for the Six Months Ended June 30, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(755.1)	$433.1	$2,032.7	$—	$1,710.7

Investing Activities:
Capital expenditures	—	(26.2)	(203.2)	—	(229.4)
Acquisitions, net of cash acquired	—	(1,212.0)	(60.0)	—	(1,272.0)
Investments in and advances to affiliated companies	(11.0)	(.8)	(19.7)	—	(31.5)
Proceeds from sale of investments	—	22.1	2.4	—	24.5
Proceeds from dispositions	—	—	.6	—	.6
Other, net	—	—	(1.0)	—	(1.0)

Net cash flow used for investing activities	(11.0)	(1,216.9)	(280.9)	—	(1,508.8)

Financing Activities:
Repayments to banks, including commercial paper, net	(1.1)	—	(105.8)	—	(106.9)
Repayment of notes and debentures	(334.7)	—	(4.6)	—	(339.3)
Proceeds from issuance of notes and debentures	736.2	—	4.3	—	740.5
Proceeds from exercise of stock options	85.2	—	2.0	—	87.2
Purchase of Company common stock	(266.0)	—	—	—	(266.0)
Payment of capital lease obligations	—	(6.9)	(57.2)	—	(64.1)
Increase (decrease) in intercompany payables	707.2	822.4	(1,529.6)	—	—
Other, net	—	—	(3.4)	—	(3.4)

Net cash flow provided by (used for) financing activities	926.8	815.5	(1,694.3)	—	48.0

Net increase in cash and cash equivalents	160.7	31.7	57.5	—	249.9
Cash and cash equivalents at beginning of period	236.9	48.4	346.1	—	631.4

Cash and cash equivalents at end of period	$397.6	$80.1	$403.6	$—	$881.3

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

Overview

Viacom Inc., together with its consolidated subsidiaries ("Viacom" or the "Company"), is a diversified worldwide entertainment company with operations in the following segments:

•
CABLE NETWORKS: The Cable Networks segment consists of MTV Networks ("MTVN"), including MTV MUSIC TELEVISION, NICKELODEON/NICK AT NITE, VH1, MTV2 MUSIC TELEVISION, TV LAND, SPIKE TV, CMT: COUNTRY MUSIC TELEVISION and COMEDY CENTRAL; SHOWTIME NETWORKS INC. ("SNI"); and the BET CABLE NETWORK and BET JAZZ: THE JAZZ CHANNEL, among other program services. Cable Networks revenues are generated primarily from advertising sales and affiliate fees. Cable Networks contributed 23% and 22% to consolidated revenues for the three and six months ended June 30, 2004 respectively, and 21% and 20% for the three and six months ended June 30, 2003, respectively.

•
TELEVISION: The Television segment consists of the CBS and UPN television networks, the Company's 39 owned broadcast television stations, and its television production and syndication business, including KING WORLD PRODUCTIONS and PARAMOUNT TELEVISION. Television revenues are generated primarily from advertising sales and television license fees. Television contributed 30% and 32% to consolidated revenues for the three and six months ended June 30, 2004 respectively, and 29% and 30% for the three and six months ended June 30, 2003, respectively.

•
RADIO: The Radio segment owns and operates 185 radio stations in 41 U.S. markets through INFINITY RADIO. Radio revenues are generated primarily from advertising sales. Radio contributed 8% and 7% to consolidated revenues for the three and six months ended June 30, 2004 and 9% and 8% for the three and six months ended June 30, 2003, respectively.

•
OUTDOOR: The Outdoor segment through VIACOM OUTDOOR displays advertising on media including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks and stadium signage. Outdoor revenues are generated primarily from advertising sales. Outdoor contributed 7% to consolidated revenues for the three and six months ended June 30, 2004 and 2003.

•
ENTERTAINMENT: The Entertainment segment includes PARAMOUNT PICTURES, which produces and distributes theatrical motion pictures; SIMON & SCHUSTER which publishes and distributes consumer books, under imprints such as SIMON & SCHUSTER, POCKET BOOKS, SCRIBNER and THE FREE PRESS; PARAMOUNT PARKS, which is principally engaged in the ownership and operation of five theme parks and a themed attraction in the U.S. and Canada; and movie theater and music publishing operations. Entertainment revenues are generated primarily from feature film exploitation, publishing, theme park operations and movie theaters. Entertainment contributed 14% and 13% to consolidated revenues for the three and six months ended June 30, 2004, respectively, and 14% for the three and six months ended June 30, 2003.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

•
VIDEO: The Video segment consists of an approximately 81.5% equity interest in Blockbuster Inc., which operates and franchises 8,974 BLOCKBUSTER video stores worldwide. Video revenues are generated primarily from its rental and retail sales of DVDs, videocassettes ("VHS") and games. Video contributed 21% to consolidated revenues for the three and six months ended June 30, 2004, and 22% and 23% for the three and six months ended June 30, 2003, respectively.

Consolidated Results of Operations

Three and Six Months Ended June 30, 2004 versus Three and Six Months Ended June 30, 2003

Revenues

For the three months ended June 30, 2004, revenues of $6.8 billion increased 7% from $6.4 billion and for the six months ended June 30, 2004, revenues of $13.6 billion increased 9% from $12.5 billion for the same prior-year period primarily driven by increases in advertising revenues, affiliate fees and rental/retail sales.

The tables below present the Company's consolidated revenues by type and the percentage and amount of contribution of each type of revenue to consolidated revenues, net of intercompany eliminations, for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,
		Percentage of Total		Percentage of Total	Better/(Worse)
Revenues by Type	2004		2003		$	%

Advertising sales	$3,384.2	49%	$3,056.6	48%	$327.6	11%
Rental/retail sales	1,399.2	20	1,370.2	21	29.0	2
Affiliate fees	656.2	10	596.9	9	59.3	10
Feature film exploitation	424.8	6	437.2	7	(12.4)	(3)
TV license fees	297.3	4	309.5	5	(12.2)	(4)
Other	680.1	11	647.9	10	32.2	5

Total Revenues	$6,841.8	100%	$6,418.3	100%	$423.5	7%

	Six Months Ended June 30,
		Percentage of Total		Percentage of Total	Better/(Worse)
Revenues by Type	2004		2003		$	%

Advertising sales	$6,631.1	49%	$5,743.0	46%	$888.1	15%
Rental/retail sales	2,881.1	21	2,864.6	23	16.5	1
Affiliate fees	1,293.4	10	1,179.7	10	113.7	10
Feature film exploitation	916.9	7	887.3	7	29.6	3
TV license fees	669.8	5	673.2	5	(3.4)	(1)
Other	1,221.9	8	1,121.3	9	100.6	9

Total Revenues	$13,614.2	100%	$12,469.1	100%	$1,145.1	9%

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Advertising sales increased 11% for the second quarter of 2004 and 15% for the six months ended June 30, 2004 reflecting growth in all of the Company's segments which generate advertising revenues: Cable Networks, Television, Radio and Outdoor. Growth at Cable Networks was principally due to increased units sold and higher average domestic unit rates at MTVN and an increased number of units sold at BET. Growth in the Television segment reflected the strength of the CBS Network, which recorded double-digit rate increases in primetime. Outdoor advertising growth reflected an increase in U.S. Billboards of 5% for the second quarter and 2% for the six months and increases in Europe, primarily from favorable exchange rates, partially offset by declines in Mexico billboard sales and the U.S. transit business. Upon completion of the Company's planned separation of Blockbuster, the Company's advertising sales as a percentage of consolidated revenues would significantly increase.

Rental/retail sales for the three months ended June 30, 2004 increased 2% from the prior-year period reflecting a 17% increase in retail revenues partially offset by a 2% decline in rental revenues. The decline in rental revenues reflects weak rental traffic industry wide. Rental/retail revenues for the six months ended June 30, 2004 increased 1% reflecting a 14% increase in retail revenues offset by a 3% decline in rental revenues. Worldwide same store revenues declined 2.9% for the second quarter 2004 and 5.1% for the six-month period reflecting declines in same store domestic revenues of 4.6% and 7.5%, respectively, for the second quarter and six-month periods, partially offset by increases in international same store revenues of 1.9% and 2.4%, respectively.

Affiliate fees for the three and six months ended June 30, 2004 each increased 10% primarily driven by rate increases and subscriber growth at MTVN and BET partially offset by declines at SNI.

Feature film revenues decreased 3% for the second quarter 2004 compared to the same prior-year period primarily due to a decrease in worldwide theatrical and home entertainment revenues partially offset by increases in syndication and network revenues. For the six months ended June 30, 2004, Feature film revenues increased 3% compared to the prior-year period reflecting higher worldwide home entertainment, network and pay television revenues partially offset by lower worldwide theatrical and syndication revenues.

Television license fees for the three and six months ended June 30, 2004 decreased 4% and 1%, respectively, compared with the same prior-year periods. The decrease for the three- month period reflected lower network and pay television revenues due to a change in mix of available titles and shows in production.

Other revenues, which include revenues from publishing, theme park operations, movie theaters and consumer products, increased 5% and 9%, for the three and six months ended June 30, 2004, respectively. The increase for both periods primarily reflected increases in Publishing revenues of 11% and 7%, respectively, higher parks revenues primarily due to a 16% increase in attendance for both periods and increased revenues at MTVN associated with higher consumer product and home video revenues.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

International Revenues

The Company generated approximately 18% of its consolidated revenues internationally, principally from Europe and Canada, for the three and six months ended June 30, 2004, and 18% and 17% internationally for the three and six months ended June 30, 2003, respectively.

	Three Months Ended June 30, 2004				Six Months Ended June 30, 2004
	2004	% of Total	2003	% of Total	2004	% of Total	2003	% of Total

Europe	$739.8	61%	$677.9	58%	$1,505.8	61%	$1,266.9	59%
Canada	263.8	22	259.6	22	524.9	21	474.5	22
All other	208.6	17	225.1	20	428.8	18	418.9	19

Total International Revenues	$1,212.2	100%	$1,162.6	100%	$2,459.5	100%	$2,160.3	100%

Operating Expenses

The table below presents the Company's consolidated operating expenses by type:

	Three Months Ended June 30,
		Percentage of Total		Percentage of Total	Better/(Worse)
Operating Expenses by Type	2004		2003		$	%

Production and program rights amortization expenses	$1,744.2	45%	$1,688.2	46%	$(56.0)	(3)%
Cost of rental/retail sales and other store operating expenses	1,078.9	28	1,051.3	28	(27.6)	(3)
Distribution expenses	246.6	7	258.5	7	11.9	5
Other	782.1	20	717.9	19	(64.2)	(9)

Total Operating Expenses	$3,851.8	100%	$3,715.9	100%	$(135.9)	(4)%

	Six Months Ended June 30,
		Percentage of Total		Percentage of Total	Better/(Worse)
Operating Expenses by Type	2004		2003		$	%

Production and program rights amortization expenses	$3,917.6	48%	$3,517.8	46%	$(399.8)	(11)%
Cost of rental/retail sales and other store operating expenses	2,191.6	27	2,178.3	29	(13.3)	(1)
Distribution expenses	587.4	7	581.6	8	(5.8)	(1)
Other	1,444.8	18	1,311.4	17	(133.4)	(10)

Total Operating Expenses	$8,141.4	100%	$7,589.1	100%	$(552.3)	(7)%

For the three and six months ended June 30, 2004, operating expenses of $3.9 billion and $8.1 billion increased 4% and 7%, respectively, over operating expenses for the same prior-year periods.

Production and program rights amortization expense for the second quarter and six months ended June 30, 2004, increased 3% and 11%, respectively over the same prior-year periods. The increases in both periods primarily reflected higher costs for primetime series and movies and increased sports rights amortization at the broadcast networks. Also contributing to the increase was new programming at MTVN, the acquisition of Comedy Central in May 2003 and higher amortization of feature film production costs.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Costs of rental/retail sales and other video store operating expenses for the three and six months ended June 30, 2004, increased 3% and 1%, respectively. The increase primarily reflects an increase in rental/retail sales of 2% and 1%, respectively, for the three and six months ended June 30, 2004, an increase in the number of worldwide company-operated stores of 151 and the negative impact of foreign exchange rates.

Distribution expenses decreased 5% for the second quarter of 2004 and increased 1% for the six months ended June 30, 2004. The decrease for the second quarter primarily reflects lower duplication costs associated with a decrease in home entertainment revenues partially offset by increased advertising spending with third parties for feature films in theatrical release.

Other operating expenses increased 9% and 10% for the three and six months ended June 30, 2004, respectively, primarily reflecting higher Outdoor expenses of 6% and 11% from higher fixed costs in the transit business and higher billboard lease costs. Also contributing to the increase was higher costs for publishing and theater operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which include expenses incurred to provide back office support, occupancy, selling and marketing costs, increased 12% to $1.3 billion and 11% to $2.3 billion for the three and six months ended June 30, 2004, respectively. The increases primarily reflect severance charges of $56.2 million recorded in the second quarter of 2004 due to management changes. Also contributing to the increase is increased employee compensation and commissions, higher advertising and additional costs from Comedy Central, acquired in May 2003. These increases were partially offset by a decrease in pension and postretirement benefit costs of 16% for the three and six months ended June 30, 2004 due to higher pension plan asset performance partially offset by the impact of a reduction in the discount rate. Selling, general and administrative expenses as a percentage of revenues increased to 19% for the three months ended June 30, 2004 versus 18% for the same prior year period and remained relatively flat at 17% for the six months ended June 30, 2004 and 2003.

Depreciation and Amortization

For the three and six months ended June 30, 2004, depreciation and amortization increased 8% and 6%, respectively, primarily reflecting increases for cable transponders and leasehold improvements and outdoor advertising properties.

Interest Expense

For the three and six months ended June 30, 2004, interest expense decreased 7% and 6%, respectively, to $182.7 million and $367.2 million due to a reduction in debt including lower average commercial paper borrowings. The Company had approximately $9.8 billion and $10.7 billion of principal amount of debt outstanding (including current maturities) as of June 30, 2004 and 2003, respectively, at weighted average interest rates of 6.5% and 6.4%, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Interest Income

For the three months ended June 30, 2004, interest income decreased $.2 million to $3.7 million and for the six months ended June 30, 2004, increased $1.5 million to $9.1 million.

Other Items, Net

Other items, net of $31.4 million for the three months ended June 30, 2004 principally reflected a gain on the sale of investments of $37.0 million partially offset by losses of $3.7 million associated with securitizing trade receivables and foreign exchange losses of $1.8 million. For the six months ended June 30, 2004, Other items, net of $19.8 million principally reflected a gain on the sale of investments of $38.7 million and foreign exchange gains of $8.5 million partially offset by a non-cash charge of $20.1 million associated with other-than-temporary declines in the Company's investments and losses of $7.2 million associated with securitizing trade receivables.

Other items, net of $8.5 million for the three months ended June 30, 2003 principally consisted of foreign exchange gains of $9.2 million, partially offset by losses associated with securitizing trade receivables and net losses on the sale and writedown of investments. For the six months ended June 30, 2003, Other items, net of $20.9 million principally reflected foreign exchange gains of $20.3 million and an insurance recoupment of $5.6 million, partially offset by net losses associated with securitizing trade receivables and net losses on the sale and writedown of investments.

Provision for Income Taxes

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes. The Company's estimated effective tax rate decreased to 34.2% for the six months ended June 30, 2004 from 40.5% for the same prior-year period principally due to the recognition of a tax benefit from the resolution of the Company's federal income tax audit for the years 1997 through May 4, 2000. Excluding this tax benefit, the effective tax rate was 40.6% for the six months ended June 30, 2004.

Equity in Loss of Affiliated Companies, Net of Tax

Equity in loss of affiliated companies, net of tax, reflects the operating results of the Company's equity investments.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Net Earnings

The Company reported net earnings of $753.8 million for the three months ended June 30, 2004 versus net earnings of $659.6 million for comparable prior-year period and net earnings of $1.5 billion for the six months ended June 30, 2004 as compared with net earnings of $1.1 billion for the six months ended June 30, 2003. The improvement in net earnings was due to revenue growth principally from increases in advertising revenues partially offset by increases in operating expenses and severance charges related to management changes recorded in the second quarter of 2004. Net earnings for the six months ended June 30, 2004 also included a tax benefit of $140.8 million from the resolution of the Company's federal income tax audit for the years 1997 through May 4, 2000.

Segment Results of Operations

The tables below present the Company's revenues, operating income and depreciation and amortization by segment, for the three and six months ended June 30, 2004 and 2003, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues:
Cable Networks	$1,587.4	$1,348.5	$2,995.1	$2,516.7
Television	2,063.9	1,862.0	4,336.6	3,786.5
Radio	561.3	551.0	1,016.4	994.8
Outdoor	484.0	462.4	887.3	840.7
Entertainment	950.9	920.0	1,802.5	1,718.2
Video	1,421.2	1,392.2	2,924.3	2,910.0
Eliminations	(226.9)	(117.8)	(348.0)	(297.8)

Total Revenues	$6,841.8	$6,418.3	$13,614.2	$12,469.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Operating Income:
Cable Networks	$607.9	$492.8	$1,143.4	$925.0
Television(a)	528.1	392.2	863.8	634.8
Radio	266.5	266.0	465.7	456.6
Outdoor	77.6	78.3	91.4	103.7
Entertainment(a)	67.8	72.2	101.2	93.7
Video	76.3	105.3	201.2	254.0
Corporate expenses(a)	(87.7)	(50.6)	(124.2)	(80.7)
Residual costs(b)	(28.5)	(36.6)	(56.9)	(73.2)
Eliminations	(60.9)	(4.1)	(59.0)	(11.6)

Total Operating Income(a)	$1,447.1	$1,315.5	$2,626.6	$2,302.3

(a)
2004 total operating income includes severance charges of $56.2 million, reported as follows: Television ($10.4 million), Entertainment ($10.4 million) and Corporate expenses ($35.4 million).

(b)
Residual costs primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Depreciation and Amortization:
Cable Networks	$63.5	$48.0	$121.0	$95.7
Television	37.9	37.0	73.3	74.0
Radio	8.5	7.0	15.8	13.9
Outdoor	56.5	54.7	110.7	106.9
Entertainment	33.2	32.5	65.1	62.4
Video	60.5	61.6	120.1	123.3
Corporate expenses	5.6	5.6	11.2	11.4

Total Depreciation and Amortization	$265.7	$246.4	$517.2	$487.6

Cable Networks (Basic Cable Television Program Services through MTV Networks ("MTVN"), including MTV, VH1, Nickelodeon/Nick at Nite, TV Land, MTV2, Spike TV, Comedy Central and CMT; BET and BET Jazz: The Jazz Channel; and through Showtime Networks Inc. ("SNI"), owner of several Premium Subscription Television Program Services)

(Contributed 23% and 22% to consolidated revenues for the three and six months ended June 30, 2004 versus 21% and 20% for the prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$1,587.4	$1,348.5	$2,995.1	$2,516.7
Operating income (OI)	$607.9	$492.8	$1,143.4	$925.0
OI as a % of revenues	38%	37%	38%	37%
Depreciation and amortization	$63.5	$48.0	$121.0	$95.7
Capital expenditures	$18.8	$19.6	$31.0	$33.0

For the three and six months ended June 30, 2004, Cable Networks revenues increased 18% to $1.6 billion and 19% to $3.0 billion, respectively. Approximately 9% of Cable Networks revenues were generated from international regions of which approximately 72% came from Europe. Comedy Central, which was acquired in May 2003, contributed 6% and 7%, respectively, to Cable Networks second quarter and six month revenue growth.

The increase in Cable Networks revenues was principally driven by advertising revenue growth of 26% for the quarter and 29% for the six months. Advertising revenues at MTVN grew 27% for the three months and 30% for the six months reflecting an increase in the number of units sold and higher average unit rates at domestic channels. BET advertising revenues increased 23% and 20% for the three and six months, respectively, principally due to an increase in the number of units sold. Cable affiliate fees increased 8% for the quarter and 9% for the six months, driven by rate increases and subscriber growth at MTVN and BET, partially offset by declines at SNI of 5% and 3% for the quarter and six months, respectively. Other ancillary revenues for Cable Networks increased 17% for the three months ended June 30, 2004, benefiting from higher Nickelodeon consumer product licensing revenues and higher home video revenues from Comedy Central. For the six months, other ancillary revenues for Cable Networks increased 21%.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

For the three and six months ended June 30, 2004, Cable Networks operating income increased 23% to $607.9 million and 24% to $1.1 billion, respectively, reflecting higher revenues partially offset by increased expenses. Operating expenses, principally comprised of programming and production costs for the cable channels, increased 17% for the quarter and 19% for the six months. Selling, general and administrative expenses increased 8% for the quarter and 10% for the six months. The increase in total expenses was principally driven by higher programming costs and sales-related costs, as well as the inclusion of Comedy Central, which contributed 6% and 7% to the total expense growth for the quarter and six months, respectively. For the six months, the total expense increase was partially offset by the reversal of previously established bad debt reserves that were no longer required. Total expenses, as a percentage of revenues, improved two percentage points for the quarter and one percentage point for the six months ended June 30, 2004.

In the second quarter of 2004, Cable Networks recorded restructuring charges of $4.6 million for the acquisition of Comedy Central, in addition to the $26.4 million of restructuring charges it recorded in the second quarter of 2003. The charges principally reflected $22.3 million of severance liabilities resulting from the acquisition of the remaining 50% of Comedy Central that the Company did not own and organizational changes at SNI. Also included in this total was $8.4 million for additional lease termination costs for MTVN due to a change in the initial estimate for its 2001 charge. The 2003 restructuring charges were included as part of selling, general and administrative expenses and operating expenses for the periods presented.

Television (CBS and UPN Television Networks and Stations; Television Production and Syndication)

(Contributed 30% and 32% to consolidated revenues for the three and six months ended June 30, 2004 versus 29% and 30% for the prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$2,063.9	$1,862.0	$4,336.6	$3,786.5
Operating income (OI)	$528.1	$392.2	$863.8	$634.8
OI as a % of revenues	26%	21%	20%	17%
Depreciation and amortization	$37.9	$37.0	$73.3	$74.0
Capital expenditures	$23.3	$34.3	$35.5	$64.7

For the three and six months ended June 30, 2004, Television revenues increased 11% to $2.1 billion and 15% to $4.3 billion, respectively. The revenue increases for the second quarter were principally driven by advertising revenue growth at the broadcast networks and the Stations group, and higher syndication revenues. CBS and UPN Networks combined advertising revenues increased 10% with a 12% increase in CBS primetime due to 15% average rate increases and double-digit pricing and ratings increase for the NCAA Men's Basketball Championship Tournament. For the quarter, the Stations group delivered 8% year-over-year advertising revenue growth due mainly to increased political spending and the strength of CBS Network ratings in primetime. For the six months ended June 30, 2004, CBS and UPN Networks combined delivered 18% advertising revenue growth led by 13% growth in CBS primetime with a 14% average rate increase. CBS Network and the Stations group advertising revenues benefited from the telecast of SUPER BOWL XXXVIII. For the six months, the Stations group advertising revenue increased 10% reflecting higher average unit rates.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Television revenues for the quarter and six months reflected increases in syndication revenues principally due to higher domestic syndication revenues. Domestic syndication revenues increased for the quarter primarily from the basic cable availability of STAR TREK: DEEP SPACE NINE. For the six months, syndication revenues benefited from the renewal by incumbent stations of EVERYBODY LOVES RAYMOND and from the renewal of an international licensing agreement for STAR TREK: THE NEXT GENERATION, STAR TREK: VOYAGER and STAR TREK: DEEP SPACE NINE.

For the three and six months ended June 30, 2004, Television operating income increased 35% and 36%, respectively principally due to the revenue increases noted above. Operating expenses, primarily comprised of production costs and programming expenses, increased 2% for the quarter and 9% for the six months, principally due to higher program rights amortization for sports events. Included in selling, general and administrative expenses was a severance charge of $10.4 million recorded in the second quarter related to a management change. Total expenses, as a percentage of revenues, decreased five percentage points for the quarter and three percentage points for the six months ended June 30, 2004 versus the comparable prior-year periods. Capital expenditures for the three and six months ended June 30, 2004 decreased as the prior-year's periods included the upgrade of broadcast equipment at the Stations group.

Radio (Radio Stations)

(Contributed 8% and 7% to consolidated revenues for the three and six months ended June 30, 2004 versus 9% and 8% for the prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$561.3	$551.0	$1,016.4	$994.8
Operating income (OI)	$266.5	$266.0	$465.7	$456.6
OI as a % of revenues	47%	48%	46%	46%
Depreciation and amortization	$8.5	$7.0	$15.8	$13.9
Capital expenditures	$5.6	$2.5	$10.6	$6.3

For the three and six months ended June 30, 2004, Radio revenues increased 2% to $561.3 million and $1.0 billion respectively. Radio's revenues are generated domestically from 185 radio stations. Radio advertising revenues increased 2% for the quarter and six months due to increased pricing partially offset by fewer units sold. Radio receives consideration for management services provided to Westwood One, an affiliated company. Revenues from these arrangements were approximately $16.4 million and $33.0 million for the three and six months ended June 30, 2004 versus $15.6 million and $33.5 million for the comparable prior-year periods.

Operating income was relatively flat at $266.5 million for the quarter and increased 2% to $465.7 million for the six months ended June 30, 2004 due to the revenue increases noted above. Operating expenses, which are primarily comprised of radio programming expenses including on-air talent and program rights and other production costs, increased 4% for the quarter and 6% for the six months ended June 30, 2004. Total expenses, as a percentage of revenues, increased one percentage point for the quarter and were unchanged for the six months ended June 30, 2004 versus the comparable prior-year periods. The Company's radio stations, along with the radio sector in general, are experiencing softness in advertising revenues. The Company expects this trend to continue through the end of the third quarter of 2004.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Outdoor (Outdoor Advertising Properties)

(Contributed 7% to consolidated revenues for each the three and six months ended June 30, 2004 and 2003.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$484.0	$462.4	$887.3	$840.7
Operating income (OI)	$77.6	$78.3	$91.4	$103.7
OI as a % of revenues	16%	17%	10%	12%
Depreciation and amortization	$56.5	$54.7	$110.7	$106.9
Capital expenditures	$9.7	$16.2	$21.1	$30.9

For the three and six months ended June 30, 2004, Outdoor revenues increased 5% to $484.0 million and 6% to $887.3 million. In the second quarter, revenue growth of 5% was driven by an 11% increase in Europe and a 5% increase in U.S. billboards, partially offset by the continued softness in U.S. transit and Mexico billboard sales. The growth in European revenues primarily reflected the continuing benefit of favorable exchange rates. The estimated total impact of exchange rate fluctuations for Outdoor revenues was $12.4 million in additional revenues for the three months ended June 30, 2004 versus the same period last year and $35.6 million in additional revenues for the first six months of 2004. Approximately 45% and 44% of Outdoor's revenues were generated from international regions, principally Europe, for the three months ended June 30, 2004 and 2003, respectively, while contributing 46% and 42% for the six months ended June 30, 2004 and 2003, respectively.

Operating income for the three and six months ended June 30, 2004 decreased 1% to $77.6 million and 12% to $91.4 million. The year-over-year decreases in operating income were driven by a 6% and 8% increase in total expenses for the three-and six-month periods, respectively, primarily due to higher fixed costs in the transit business. Total expenses as a percentage of revenues increased one percentage point for the quarter and two percentage points for the six months ended June 30, 2004.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Entertainment (Production and distribution of Motion Pictures; Consumer Publishing as well as the operation of Theme Parks, Movie Theaters and Music Publishing)

(Contributed 14% and 13% to consolidated revenues for the three and six months ended June 30, 2004 versus 14% for both of the prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$950.9	$920.0	$1,802.5	$1,718.2
Operating income (OI)	$67.8	$72.2	$101.2	$93.7
OI as a % of revenues	7%	8%	6%	5%
Depreciation and amortization	$33.2	$32.5	$65.1	$62.4
Capital expenditures	$19.6	$16.3	$38.1	$35.1

For the three months ended June 30, 2004, Entertainment revenues increased 3% to $950.9 million principally reflecting higher revenues from Publishing, Parks and Theaters. For the six months ended June 30, 2004, Entertainment revenues increased 5% to $1.8 billion principally reflecting higher revenues from Publishing, Features, Parks and Theaters. Approximately 35% of Entertainment's revenues were generated from international regions, principally Europe and Canada.

Publishing revenues for the three-and six-month periods increased 11% and 7%, respectively, primarily due to the impact of several top-selling second quarter Adult Group titles including PLAN OF ATTACK by Bob Woodward, THE DARK TOWER VI – SONG OF SUSANNAH by Stephen King, THE ULTIMATE WEIGHT SOLUTION by Dr. Phil McGraw and ANGELS & DEMONS by Dan Brown. Parks revenues for both the three and six months increased 12% primarily due to a 16% increase in attendance for both periods partially offset by lower average per capita spending.

Theaters revenues for the three-month period increased 3% primarily due to a 4% increase in attendance, and revenues for the six-month period increased 9% primarily from the benefit of favorable foreign currency translation and higher average admission prices and per capita spending.

Features revenues decreased 1% for the three months primarily due to decreases in worldwide theatrical and home entertainment revenues, partially offset by increases in pay television, network and worldwide syndication revenues. Second quarter 2004 domestic theatrical releases included MEAN GIRLS, STEPFORD WIVES, and THE PRINCE AND ME. Domestic home entertainment revenues decreased primarily due to fewer titles released compared to the prior period while international home entertainment revenues increased slightly. Feature film license revenues from cable and broadcast networks, television syndication and pay television increased due to a change in mix of available titles.

Features revenues for the six months increased 2% primarily due to higher worldwide home entertainment, network and pay television revenues partially offset by lower worldwide theatrical and syndication revenues. Features also benefited from favorable foreign currency translation. Home entertainment revenues include domestic contributions from SCHOOL OF ROCK and PAYCHECK and international contributions from THE ITALIAN JOB and LARA CROFT TOMB RAIDER: THE CRADLE OF LIFE.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Entertainment's operating income for the three and six months ended June 30, 2004 decreased 6% to $67.8 million and increased 8% to $101.2 million, respectively, primarily due to the revenue items noted above partially offset by higher operating expenses. Operating expenses increased 4% for the three months and 5% for the six months primarily due to higher variable expenses at Parks and Publishing and higher feature film amortization, partially offset by lower Features distribution costs. Six month results also reflected higher theater operating expenses principally resulting from the negative impact of foreign exchange rates. Included in selling, general and administrative expenses was a $10.4 million severance charge recorded in the second quarter due to a management change. Total expenses, as a percentage of revenues, increased one percentage point for the quarter and were unchanged for the six months ended June 30, 2004 versus the comparable prior-year periods.

Video (DVD, videocassette (VHS), and video game rental and retail operations)

(Contributed 21% to consolidated revenues for the three and six months ended June 30, 2004 versus 22% for the three months ended June 2003 and 23% for the six months ended June 2003.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$1,421.2	$1,392.2	$2,924.3	$2,910.0
Operating income (OI)	$76.3	$105.3	$201.2	$254.0
OI as a % of revenues	5%	8%	7%	9%
Depreciation and amortization	$60.5	$61.6	$120.1	$123.3
Capital expenditures	$59.4	$32.1	$109.1	$55.8

For the three months ended June 30, 2004, revenues increased 2% to $1.4 billion primarily due to the impact of favorable foreign exchange rates and the addition of company-operated stores partially offset by a 2.9% decrease in worldwide same store revenues. The decrease in worldwide same store revenues reflected the continued decrease in both domestic and international same store rental revenues. International same store retail revenues increased 13.4% during the second quarter as a result of strong growth in both movie and game sales. Domestic revenues, which represent approximately 72% of total revenues, decreased 2% and international revenues, increased 15%.

For the six months ended June 30, 2004, revenues were flat at $2.9 billion primarily due to the impact of favorable foreign exchange rates and the addition of company-operated stores offset by a 5.1% decrease in worldwide same store revenues. The decrease in worldwide same store revenues reflected the continued decrease in both domestic and international same store rental revenues and a decrease in domestic same store retail revenues. Domestic revenues decreased 6% and international revenues increased 20%.

The rental market experienced lighter traffic industry-wide during the second quarter and six months ended June 30, 2004 as compared with the same prior-year periods as a result of continued competition from retail DVD sales.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Rental Revenues

For the three months ended June 30, 2004, rental revenues decreased 2% to $1.1 billion due to a decrease in rentals of movies, partially offset by an increase in game rentals. The following is a summary of rental revenues by product category:

	Three Months Ended June 30,
	2004		2003
	Revenues	Percentage of Total	Revenues	Percentage of Total

Movie rental:
VHS	$183.4	17%	$370.6	34%
DVD	774.6	72	611.4	56

Total movie rental	958.0	89	982.0	90
Game rental	118.0	11	113.1	10

Total rental revenues	$1,076.0	100%	$1,095.1	100%

The decrease in rental revenues for the quarter was primarily due to a 5.0% decrease in worldwide same store rental revenues partially offset by the impact of favorable foreign exchange rates and a net increase of company-operated stores. The decrease in same store rental revenues occurred both domestically and internationally and was primarily the result of generally lighter traffic in the rental industry. The 27% increase in DVD rental revenues was more than offset by the continued decline in VHS rentals, down 51% during the quarter.

For the six months ended June 30, 2004, rental revenues decreased 2.8% to $2.2 billion due to a decrease in rentals of movies, partially offset by an increase in game rentals. The decrease in rental revenues for the six months was primarily due to a 6.7% decrease in worldwide same store rental revenues. The following is a summary of rental revenues by product category:

	Six Months Ended June 30,
	2004		2003
	Revenues	Percentage of Total	Revenues	Percentage of Total

Movie rental:
VHS	$420.9	19%	$808.8	35%
DVD	1,562.4	70	1,241.7	54

Total movie rental	1,983.3	89	2,050.5	89
Game rental	243.7	11	240.1	11

Total rental revenues	$2,227.0	100%	$2,290.6	100%

Blockbuster believes that the size of the video rental market has contracted as a result of the simultaneous availability of rental and retail product, and expects the rental market to decline throughout 2004. To the extent that the home video rental industry experiences added competition due to the release of titles with more ownership appeal during the second half of 2004 or other factors cause rental trends to be weaker than anticipated, Blockbuster's total revenues for 2004 could be negatively impacted. However, Blockbuster estimates that the rental market will stabilize during 2005.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Retail Revenues

For the three months ended June 30, 2004, retail revenues increased 17% to $323.2 million due to sales growth of movies and games. The following is a summary of retail revenues by product category:

	Three Months Ended June 30,
	2004		2003
	Revenues	Percentage of Total	Revenues	Percentage of Total

Movie sales:
VHS	$5.3	2%	$16.0	6%
DVD	135.8	42	107.3	39

Total movie sales	141.1	44	123.3	45
Game sales	88.7	27	58.5	21
General retail	93.4	29	93.3	34

Total retail revenues	$323.2	100%	$275.1	100%

The growth in retail revenues was due to the 5.8% increase in worldwide same store retail revenues, the impact of favorable foreign exchange rates, and the net addition of 151 company-operated stores. Same store retail revenues increase was driven by a 13.4% increase in international same store retail revenues and a .4% increase in domestic same store retail revenues.

For the six months ended June 30, 2004, retail revenues increased 14% to $654.1 million due to increased sales of movies, games and general retail. The increase in retail revenues was primarily due to the addition of company-operated stores, the impact of favorable foreign exchange rates and strong growth in international same store retail revenues, up 12.6%. The following is a summary of retail revenues by product category:

	Six Months Ended June 30,
	2004		2003
	Revenues	Percentage of Total	Revenues	Percentage of Total

Movie sales:
VHS	$11.6	2%	$36.3	6%
DVD	273.3	42	226.5	40

Total movie sales	284.9	44	262.8	46
Game sales	172.1	26	120.9	21
General retail	197.1	30	190.3	33

Total retail revenues	$654.1	100%	$574.0	100%

For the three months ended June 30, 2004, gross margin increased to 61.3% from 60.6% as a result of an improvement in rental gross margin to 72.4% from 69.9%, reflecting lower overall rental product costs from improved product buying. Retail gross margin increased to 21.9% from 20.2% reflecting improved pricing and merchandising of retail games internationally as well as increased contribution of higher margin international game sales. For the six months ended June 2004, gross margin increased to 61.4% from 59.4% as a result of an improvement in rental gross margin to 72.1% from 68.9% and in retail gross margin to 22.5% from 18.6%.

For the three and six months ended June 30, 2004, operating income decreased 28% to $76.3 million from $105.3 million and 21% to $201.2 million from $254.0 million, respectively, as a result of higher

Management's Discussion and Analysis of
Results of Operations and Financial Condition

advertising expenses and operating expenses associated with the negative impact of foreign exchange fluctuation, increased spending on new initiatives and an expanded store base partially offset by lower cost of sales for the six months. Blockbuster ended the second quarter of 2004 with 7,180 worldwide company-operated stores and 1,794 franchise stores.

For the full year 2004, Blockbuster expects to incur additional selling, general and administrative expenses of approximately $90 million as they develop and launch new initiatives. These costs will include incremental advertising costs and costs to make incremental improvements in systems and infrastructure. In the event Blockbuster decides to accelerate spending on new initiatives, operating expenses, including compensation and advertising expenses, could increase. While these factors will result in decreased operating income during 2004, Blockbuster believes that revenues and profits from these new initiatives will benefit them in the long-term by replacing declining movie rental revenues, adding incremental future revenues and supporting future profitability growth. This estimate does not reflect the potential impact on results of operations from incremental expenses associated with any divestiture of Blockbuster by Viacom.

Financial Position

Current assets increased $179.7 million to $7.9 billion at June 30, 2004 from $7.7 billion at December 31, 2003 primarily due to an $862.6 million increase in cash. This increase was partially offset by a $607.4 million decrease in receivables, due primarily to higher home entertainment receivables at December 31, 2003 as well as lower receivables at broadcast networks and a decrease in television inventory. The allowance for doubtful accounts as a percentage of receivables was 6.3% at June 30, 2004 compared with 6.4% at December 31, 2003.

Net property and equipment decreased $171.8 million from December 31, 2003 primarily reflecting depreciation expense of $467.5 million and foreign currency translation adjustments of $32.2 million, partially offset by capital expenditures of $249.5 million and an increase in capital leases of $83.8 million.

Current liabilities decreased to $6.9 billion at June 30, 2004 from $7.6 billion at December 31, 2003 due to decreases in accounts payable, accrued compensation and accrued expenses. The decrease in accounts payable was attributable primarily to a higher payable balance at December 31, 2003 due to the seasonality of the Company's rental/retail operations. The decrease in accrued compensation and accrued expenses reflected the timing of payments. Total long-term debt, including current maturities, decreased $96.4 million to $9.8 billion at June 30, 2004 principally reflecting the repayment of notes payable to banks. Minority interest of $652.0 million at June 30, 2004 increased $25.0 million from $627.0 million at December 31, 2003, principally reflecting operating results for Blockbuster for the six months ended June 30, 2004.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Cash Flows

Cash and equivalents increased by $862.6 million for the six months ended June 30, 2004. The change in cash and cash equivalents was as follows:

	Six Months Ended June 30,
	2004	2003

Cash provided by operating activities	$2,079.4	$1,710.7
Cash used for investing activities	(274.6)	(1,508.8)
Cash (used for) provided by financing activities	(942.2)	48.0

Increase in cash and cash equivalents	$862.6	$249.9

Operating Activities.    Net cash flow from operating activities of $2.1 billion for the six months ended June 30, 2004 principally reflected net earnings of $1.5 billion adjusted for depreciation and amortization of $517.2 million. Cash flow from operations also reflected the change in assets and liabilities of $43.9 million, primarily reflecting decreases in receivables, inventory and increased program rights obligations for network television partially offset by decreases in accounts payable, accrued compensation and other accrued expenses. Net cash flow from operating activities of $1.7 billion for the six months ended June 30, 2003 principally reflected net earnings of $1.1 billion adjusted for depreciation and amortization of $487.6 million and non-cash charges of $18.5 million for the adoption of SFAS 143. Cash flow from operations also reflected decreases in accounts payable, accrued compensation and other accrued expenses partially offset by decreases in receivables due to timing of customer payments.

Cash paid for income taxes for the six months ended June 30, 2004 was $571.3 million versus $436.5 million for the six months ended June 30, 2003.

While the Company does not have direct access to Blockbuster's cash flow, should the Company complete the divestiture of Blockbuster in 2004, the Company's operating cash flow would decrease by the amount of Blockbuster's cash flow. For the six months ended June 30, 2004, Blockbuster's operating cash flow was approximately 5% of the Company's consolidated cash flow, reflecting the seasonality of the video business as well as increased spending by Blockbuster in 2004 for the development of new initiatives. For the year ended December 31, 2003, Blockbuster's operating cash flow was approximately 17% of the Company's consolidated cash flow.

Investing Activities.    Net cash expenditures for investing activities of $274.6 million for the six months ended June 30, 2004 principally reflected capital expenditures of $249.5 million principally for video stores, construction of new park attractions, outdoor advertising structures and broadcasting equipment and acquisitions of $45.8 million, consisting primarily of the acquisitions of Outdoor businesses as well as Blockbuster's acquisition of a games retail chain. Net cash expenditures for investing activities of $1.5 billion for the six months ended June 30, 2003 principally reflected capital expenditures of $229.4 million and acquisitions of $1.3 billion primarily reflecting the acquisition of the remaining 50% interest in Comedy Central not previously owned, as well as Outdoor's acquisition of a billboard operator in Puerto Rico.

Financing Activities.    Cash used for financing activities of $942.2 million for the six months ended June 30, 2004 principally reflected the purchase of Company common stock of $645.3 million, dividend

Management's Discussion and Analysis of
Results of Operations and Financial Condition

payments of $208.2 million and the net repayment of bank debt of $75.1 million, partially offset by the proceeds from the exercise of stock options of $57.6 million. Cash provided by financing activities of $48.0 million for the six months ended June 30, 2003 reflected the proceeds from the issuance of senior notes and debentures of $740.5 million offset by the repayment of notes and debentures of $339.3 million, the purchase of Company common stock of $266.0 million and the net repayment of bank debt of $106.9 million.

Share Purchase Program and Cash Dividends
For the six months ended June 30, 2004, on a trade date basis, the Company purchased approximately 13.8 million shares of its Class B Common Stock for $565.8 million under its current $3.0 billion stock purchase program, of which $198.8 million was spent in the second quarter to purchase 4.9 million shares. In connection with the Company's planned separation of Blockbuster, the Company suspended its stock buyback program during the second quarter of 2004. The Company intends to resume and expand the program following the completion of the separation. For the six months ended June 30, 2003, the Company purchased approximately 5.4 million shares of its Class B Common Stock for $231.8 million. Since inception of this program in October 2002, a total of 40.7 million shares of Class B Common Stock have been purchased through June 30, 2004, for $1.7 billion, leaving $1.3 billion remaining under the $3.0 billion stock purchase program.

For the six months ended June 30, 2004, in order to maintain Viacom's consolidated tax position with Blockbuster, the Company purchased approximately 133,000 shares of Blockbuster Class A Common Stock for $2.4 million of which $.2 million was spent in the second quarter. For the six months ended June 30, 2003, the Company purchased approximately 95,000 shares of Blockbuster Class A Common Stock for $1.6 million.

On January 1, 2004, the Company paid $104.4 million to stockholders of record at the close of business on December 8, 2003 for the dividend declared in the fourth quarter of 2003. On April 1, 2004, the Company paid $103.8 million to stockholders of record at the close of business on February 27, 2004, for the dividend declared on January 28, 2004. On May 19, 2004, and on July 21, 2004, Viacom's Board of Directors declared a quarterly cash dividend of $.06 per share on Viacom Class A and Class B Common Stock. The May dividend of $103.4 million was paid on July 1, 2004 to stockholders of record at the close of business on June 1, 2004 and the July dividend is payable October 1, 2004 to stockholders of record at the close of business on August 31, 2004.

Capital Structure

The following table sets forth the Company's long-term debt:

	At June 30, 2004	At December 31, 2003

Notes payable to banks	$56.5	$107.2
Commercial paper	—	20.0
Senior debt (4.625%-8.875% due 2005-2051)	9,435.6	9,474.7
Senior subordinated debt (10.50% due 2009)	63.6	66.3
Other notes	3.2	26.0
Obligations under capital leases	426.2	387.0

Total Debt	9,985.1	10,081.2
Less current portion	124.2	196.3
Less discontinued operations debt (a)	202.0	201.7

Total Long-Term Debt	$9,658.9	$9,683.2

  (a)
  Included in "Other liabilities" on the Consolidated Balance Sheets.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

The Company's total debt presented above includes (i) an aggregate unamortized premium of $39.7 million and $41.4 million and (ii) the change in the carrying value of the debt, since inception, relating to fair value swaps of $10.1 million and $48.2 million for the periods ending June 30, 2004 and December 31, 2003, respectively.

The senior debt of Viacom Inc. is fully and unconditionally guaranteed by its wholly owned subsidiary, Viacom International Inc. ("Viacom International"). The senior debt and senior subordinated debt of the Company's wholly owned subsidiaries, CBS Broadcasting Inc. and Go Outdoor Systems Holdings S.A., respectively, are not guaranteed; the aggregate outstanding amount of such debt at June 30, 2004 was $115.8 million.

On July 15, 2004, the Company redeemed all of the outstanding Go Outdoor Systems Holdings S.A. 10.5% senior subordinated notes due 2009, at a redemption price equal to 105.25% of the principal amount.

On July 1, 2004, Blockbuster reduced the existing $600.0 million revolving line of credit to $300.0 million and extended the facility through the earlier of the closing of Blockbuster's new credit facility or December 31, 2004. Under this arrangement, on July 1, 2004, Blockbuster refinanced the remaining $50.0 million outstanding under the existing term loan with borrowings under the extended revolving line of credit.

During the second quarter of 2004, the Company entered into $300 million notional amount of swap agreements, which converted fixed debt obligations into variable rate debt obligations. The swaps mature on January 1, 2006 and the Company receives an interest rate of approximately 2.7%, while paying three month LIBOR on $150 million and receives an interest rate of approximately 3.6%, while paying six month LIBOR on $150 million.

During the first quarter of 2004, Blockbuster repaid $50.0 million under its credit agreement.

Accounts Receivable Securitization Programs

As of June 30, 2004, the Company had an aggregate of $1.0 billion outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from these programs were used to reduce outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs meet certain performance ratios. As of June 30, 2004, the Company was in compliance with the required ratios under the receivable securitization programs.

Liquidity and Capital Resources

The Company believes that its future operating cash flows, cash and cash equivalents ($1.7 billion at June 30, 2004), borrowing capacity under committed bank facilities (which consisted of unused revolving credit facilities, excluding Blockbuster's credit facility, of $4.28 billion at June 30, 2004), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments and its financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film operations, and talent contracts will come primarily from cash flow from operations.

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

The Company anticipates that future debt maturities in 2004 will be funded with cash and cash equivalents, cash flows generated from operating activities and other debt financing. There are no provisions in any of the Company's material financing agreements that would cause an acceleration of the obligation in the event of a downgrade in the Company's debt ratings.

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

Guarantees

The Company owns a 50% equity interest in United Cinemas International ("UCI"), which operates movie theaters in Europe, Latin America and Asia. As of June 30, 2004, the Company guaranteed approximately $310.2 million of UCI's debt obligations under a revolving credit facility, which expires in December 2004, and $178.6 million of UCI's theater leases. The Company also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres LLC and guarantees certain theater leases for approximately $12.1 million. The debt and lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of June 30, 2004 as they were provided by the Company prior to the adoption of FIN 45.

Additionally, the Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $372.1 million at June 30, 2004 and are not recorded in the balance sheet as of June 30, 2004.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Legal Matters

Asbestos and Environmental.    The Company is a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred principally as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of the Company's products is the basis of a claim. Claims against the Company in which a product has been identified principally relate to exposures allegedly caused by asbestos-containing insulating material in turbines sold for power-generation, industrial and marine use, or by asbestos-containing grades of decorative micarta, a laminate used in commercial ships.

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2004, the Company had pending approximately 116,180 asbestos claims, as compared with approximately 112,280 as of December 31, 2003 and approximately 116,200 as of June 30, 2003. Of the claims pending as of June 30, 2004, approximately 86,360 were pending in state courts, 27,260 in federal courts and approximately 2,560 were third party claims. During the second quarter of 2004, the Company received approximately 4,340 new claims and closed or moved to an inactive docket approximately 2,830 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos, lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure, other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at June 30, 2004. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and that these asbestos liabilities are not likely to have a material adverse effect on its results of operations, financial position or cash flows.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

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

Blockbuster Securities Actions.    During February and March 2003, putative class action complaints were filed against Blockbuster in the United States District Court for the Northern District of Texas. A director and certain officers of Blockbuster were also named as defendants. One of the plaintiffs dismissed her complaint. The remaining putative class actions were consolidated into one action styled In re Blockbuster Inc. Securities Litigation. The consolidated amended complaint, filed July 2003, claimed violations of the Securities Exchange Act of 1934 for the time period approximately between February and December 2002. It also generally alleged that the defendants made untrue statements of material fact and/or omitted to disclose material facts about Blockbuster's business and operations, that the value of Blockbuster's common stock was therefore artificially inflated and that certain of the individual defendants sold shares of Blockbuster's common stock at inflated prices. The plaintiffs sought unspecified compensatory damages. In April 2004, Blockbuster's motion to dismiss was granted by the United States District Court for the Northern District of Texas and the consolidated amended complaint was dismissed in its entirety, partially with prejudice and partially without prejudice. The court gave plaintiffs the opportunity to replead. Plaintiffs failed to replead and the entire case was dismissed with prejudice in June 2004. In February, March and April 2003, three shareholder derivative actions were filed, each arising from substantially similar operative facts. The action that was filed in February 2003 and pending in federal court in Texas was voluntarily dismissed in June 2004 in light of the dismissal of In re Blockbuster Inc. Securities Litigation. The other two actions have been consolidated into one action in Texas state court styled In re Blockbuster Inc. Derivative Litigation. This shareholder derivative action includes claims for breach of fiduciary duties for various time periods beginning in April 2002 and names certain Blockbuster officers and directors, some of whom are or were directors and/or executive officers of the Company, as individual defendants, and Blockbuster as a nominal defendant. The Company and Blockbuster believe the plaintiffs' positions are without merit and Blockbuster intends to vigorously defend this matter.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Pending Transactions

On February 10, 2004, Viacom announced its intention to pursue the divestiture of its equity interest in Blockbuster. To accomplish the divestiture, Viacom intends to offer its stockholders the opportunity to exchange shares of Viacom Class A or Viacom Class B common stock for shares of Blockbuster common stock, subject to certain conditions (the "Split-Off"), resulting in a reduction of Viacom's outstanding shares. With respect to the Split-Off, which the Company expects to complete in October 2004, Blockbuster filed a Registration Statement on Form S-4 on June 18, 2004, and amended it on July 29, 2004. Viacom will also dispose of certain Blockbuster shares by other means prior to the Split-Off. Viacom intends to dispose of any Blockbuster shares it holds following the Split-Off by a pro-rata distribution of the remaining shares to its stockholders or by some other means of disposition. Prior to the Split-Off, Blockbuster anticipates paying a special distribution of approximately $905 million, or $5 per Blockbuster share, to holders of Blockbuster shares, including Blockbuster shares held by Viacom. Any difference between the fair market value of Blockbuster and its net book value at the time of the Split-Off will be recognized as a gain or loss for accounting purposes. In order to fund the anticipated special distribution and provide working capital for Blockbuster, a group of banks have committed to provide Blockbuster with senior secured credit facilities in the aggregate principal amount of $1.45 billion, subject to customary conditions. Blockbuster expects to issue public or private debt securities in lieu of a portion of the credit facilities.

On June 24, 2004, the Company announced that as part of its bid to acquire 100% of VIVA Media AG, it agreed to purchase the shares of 14 VIVA shareholders, who together hold a 75.8% ownership interest in the company. The Company intends to launch a public tender offer for all of the other outstanding shares of VIVA. The transaction is subject to regulatory approvals and customary conditions.

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

In May 2004, the FASB issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act")" ("FSP 106-2") for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 is effective for interim periods beginning after June 15, 2004 and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. The implementation of FSP 106-2 is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Related Parties

National Amusements, Inc. ("NAI") is a closely held corporation that beneficially owns the Company's Class A Common Stock, representing approximately 71% of the voting power of all classes of the Company's Common Stock, and approximately 11% of the Company's Class A Common Stock and Class B Common Stock on a combined basis at June 30, 2004. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board of Directors and Chief Executive Officer of the Company.

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount Pictures, a division of the Company. During the six months ended June 30, 2004 and June 30, 2003, respectively, NAI made payments to Paramount Pictures in the aggregate amount of $3.1 million and $5.1 million.

NAI and Mr. Redstone owned in the aggregate approximately 78% of the common stock of Midway Games Inc. ("Midway") as of June 30, 2004. Blockbuster purchases home video games from Midway and for the three months ended June 30, 2004 and 2003, these transactions totaled $3.8 million and $.7 million, respectively, and for the six months ended June 30, 2004 and 2003, these transactions totaled $4.9 million and $1.7 million, respectively. Additionally, the Company's cable networks sell advertising time to Midway and revenues from these transactions were $1.8 million and $.3 million for the three months ended June 30, 2004 and 2003, respectively, and $3.2 million and $.3 million for the six months ended June 30, 2004 and 2003, respectively.

The Company owns a minority equity interest in Westwood One, Inc. ("Westwood One"). Most of the Company's radio stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's radio programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and in certain instances, shares in revenue from the sale by Westwood One of Infinity's programming. In addition, Radio provides certain management services to Westwood One for which the Company receives a management fee. CBS Television and Cable Networks also enter into programming agreements with Westwood One. Revenues from these arrangements were approximately $21.6 million and $21.3 million for the three months ended June 30, 2004 and 2003, respectively and $44.5 million and $45.0 million for the six months ended June 30, 2004 and 2003, respectively.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Blockbuster Securities Actions.    As previously reported, during February and March 2003, putative class action complaints were filed against Blockbuster in the United States District Court for the Northern District of Texas. A director and certain officers of Blockbuster were also named as defendants. One of the plaintiffs dismissed her complaint. The remaining putative class actions were consolidated into one action styled In re Blockbuster Inc. Securities Litigation. The consolidated amended complaint, filed July 2003, claimed violations of the Securities Exchange Act of 1934 for the time period approximately between February and December 2002. It also generally alleged that the defendants made untrue statements of material fact and/or omitted to disclose material facts about Blockbuster's business and operations, that the value of Blockbuster's common stock was therefore artificially inflated and that certain of the individual defendants sold shares of Blockbuster's common stock at inflated prices. The plaintiffs sought unspecified compensatory damages. In April 2004, Blockbuster's motion to dismiss was granted by the United States District Court for the Northern District of Texas and the consolidated amended complaint was dismissed in its entirety, partially with prejudice and partially without prejudice. The court gave plaintiffs the opportunity to replead. Plaintiffs failed to replead and the entire case was dismissed with prejudice in June 2004. In February, March and April 2003, three shareholder derivative actions were filed, each arising from substantially similar operative facts. The action that was filed in February 2003 and pending in federal court in Texas was voluntarily dismissed in June 2004 in light of the dismissal of In re Blockbuster Inc. Securities Litigation. The other two actions have been consolidated into one action in Texas state court styled In re Blockbuster Inc. Derivative Litigation. This shareholder derivative action includes claims for breach of fiduciary duties for various time periods beginning in April 2002 and names certain Blockbuster officers and directors, some of whom are or were directors and/or executive officers of the Company, as individual defendants, and Blockbuster as a nominal defendant. The Company and Blockbuster believe the plaintiffs' positions are without merit and Blockbuster intends to vigorously defend this matter.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

A summary of Viacom Inc.'s purchases of its Class B Common Stock during the three months ended June 30, 2004 under its $3.0 billion stock purchase program authorized by its Board of Directors in 2002 and publicly announced on October 10, 2002 is as follows:

	Total Number of Shares Purchased	Average Price Per Share	Authorization Remaining

(In millions, except per share amounts)
March 31, 2004			$1,511
April 1, 2004 — April 30, 2004	4.9	$40.58	(199)

			1,312
May 1, 2004 — June 30, 2004	—	—	—

	4.9	$40.58	$1,312

Item 4.    Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Viacom Inc. was held on May 19, 2004. The following matters were voted upon at the meeting: (i) the election of 15 directors, (ii) the ratification of the appointment of PricewaterhouseCoopers LLP to serve as independent auditor for Viacom Inc. for fiscal year 2004, (iii) the approval of the Viacom Inc. 2004 Long-Term Management Incentive Plan and (iv) the approval of the Amended and Restated Viacom Inc. 2000 Stock Option Plan for Outside Directors.

(i)
The entire nominated board of directors was elected and the votes cast for or withheld with respect to the election of each director were as follows:

Name	Number of Votes Cast For	Number of Votes Withheld
George S. Abrams	121,353,345	4,566,672
David R. Andelman	122,561,135	3,358,882
Joseph A. Califano, Jr.	125,662,670	257,347
William S. Cohen	125,660,508	259,509
Philippe P. Dauman	122,550,665	3,369,351
Alan C. Greenberg	122,391,432	3,528,585
Mel Karmazin	122,862,693	3,057,324
Jan Leschly	124,742,538	1,177,478
David T. McLaughlin	125,176,356	743,661
Shari Redstone	121,851,067	4,068,949
Sumner M. Redstone	121,881,018	4,038,999
Frederic V. Salerno	121,802,965	4,117,052
William Schwartz	121,696,135	4,223,882
Patty Stonesifer	125,197,644	722,373
Robert D. Walter	125,689,198	230,818

(ii)
The votes cast for, against or abstaining with respect to the ratification of the appointment of PricewaterhouseCoopers LLP to serve as independent auditor for Viacom Inc. for fiscal 2004 were as follows:

For:	Against:	Abstentions:
125,657,014	208,074	54,928
(iii)
The votes cast for, against or abstaining and the broker non-votes with respect to the approval of the Viacom Inc. 2004 Long-Term Management Incentive Plan were as follows:

For:	Against:	Abstentions and Broker Non-Votes:
112,169,830	3,157,520	10,592,666
(iv)
The votes cast for, against or abstaining and the broker non-votes with respect to the approval of the Amended and Restated Viacom Inc. 2000 Stock Option Plan for Outside Directors were as follows:

For:	Against:	Abstentions and Broker Non-Votes:
111,711,874	3,532,860	10,675,282

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits.

Exhibit No.		Description of Document
(3)		Articles of Incorporation and By-laws
(a)
Amended and Restated Certificate of Incorporation of Viacom Inc., effective May 21, 2003 (incorporated by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2003) (File No. 001-09553).
	(b)	Amended and Restated By-laws of Viacom Inc., adopted June 1, 2004 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Viacom Inc. dated June 1, 2004) (File No. 001-09553).
	(c)	Amended and Restated By-laws of Viacom Inc., adopted June 1, 2004, redlined to show amendments (filed herewith).

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
(a)
Viacom Inc. 2004 Long-Term Management Incentive Plan (incorporated by reference to Annex B to the Definitive Proxy Statement on Schedule 14A of Viacom Inc. filed on April 15, 2004) (File No. 001-09553).
(b)
Viacom Inc. 2000 Stock Option Plan for Outside Directors (as amended and restated through March 10, 2004) (incorporated by reference to Annex C to the Definitive Proxy Statement on Schedule 14A of Viacom Inc. filed on April 15, 2004) (File No. 001-09553).
(c)
Employment Agreement dated July 1, 2004 by and between Viacom Inc. and Sumner M. Redstone (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. dated July 22, 2004) (File No. 001-09553).
(d)
Employment Agreement dated July 1, 2004 by and between Viacom Inc. and Thomas E. Freston (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. dated July 22, 2004) (File No. 001-09553).
(e)
Employment Agreement dated July 1, 2004 by and between Viacom Inc. and Leslie Moonves (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Viacom Inc. dated July 22, 2004) (File No. 001-09553).
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

(b)    Reports on Form 8-K.

  On June 18, 2004, Viacom Inc. filed under Items 5 and 7 a Current Report on Form 8-K with respect to the joint announcement by Viacom and Blockbuster Inc. of the terms of their proposed separation.

  On June 1, 2004, Viacom Inc. filed under Items 5 and 7 a Current Report on Form 8-K with respect to the announcement by the Board of Directors of Viacom that Tom Freston and Leslie Moonves were appointed Co-Presidents and Co-Chief Operating Officers of Viacom, to succeed Mel Karmazin who had resigned.

  On April 22, 2004, Viacom Inc. furnished a Current Report on Form 8-K under Items 7 and 12 with respect to earnings information for the first quarter ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIACOM INC. (Registrant)
Date: August 6, 2004	/s/ Richard J. Bressler Richard J. Bressler Senior Executive Vice President Chief Financial Officer
Date: August 6, 2004	/s/ Susan C. Gordon Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description of Document
(3)		Articles of Incorporation and By-laws
(a)
Amended and Restated Certificate of Incorporation of Viacom Inc., effective May 21, 2003 (incorporated by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2003) (File No. 001-09553).
	(b)	Amended and Restated By-laws of Viacom Inc., adopted June 1, 2004 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Viacom Inc. dated June 1, 2004) (File No. 001-09553).
	(c)	Amended and Restated By-laws of Viacom Inc., adopted June 1, 2004, redlined to show amendments (filed herewith).
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
(a)
Viacom Inc. 2004 Long-Term Management Incentive Plan (incorporated by reference to Annex B to the Definitive Proxy Statement on Schedule 14A of Viacom Inc. filed on April 15, 2004) (File No. 001-09553).
(b)
Viacom Inc. 2000 Stock Option Plan for Outside Directors (as amended and restated through March 10, 2004) (incorporated by reference to Annex C to the Definitive Proxy Statement on Schedule 14A of Viacom Inc. filed on April 15, 2004) (File No. 001-09553).

(c)
Employment Agreement dated July 1, 2004 by and between Viacom Inc. and Sumner M. Redstone (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. dated July 22, 2004) (File No. 001-09553).
(d)
Employment Agreement dated July 1, 2004 by and between Viacom Inc. and Thomas E. Freston (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. dated July 22, 2004) (File No. 001-09553).
(e)
Employment Agreement dated July 1, 2004 by and between Viacom Inc. and Leslie Moonves (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Viacom Inc. dated July 22, 2004) (File No. 001-09553).
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