Form 10-Q
period 2004-09-30
VIACOM INC
filed 2004-11-09
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
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

Number of shares of common stock outstanding at October 29, 2004:

Class A Common Stock, par value $.01 per share — 131,502,655

Class B Common Stock, par value $.01 per share — 1,573,527,235

VIACOM INC.
INDEX TO FORM 10-Q

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 2004 and September 30, 2003	3
	Consolidated Balance Sheets (Unaudited) at September 30, 2004 and December 31, 2003	4
	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2004 and September 30, 2003	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition.	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	51
Item 4.	Controls and Procedures.	51
	PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	52
Item 6.	Exhibits.	52

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003

Revenues		$5,484.6		$5,259.0		$16,229.5		$14,877.7

Expenses:
Operating		2,897.9		2,910.0		8,850.1		8,321.2
Selling, general and administrative		1,043.5		884.5		3,013.6		2,679.4
Depreciation and amortization		198.7		184.6		595.9		548.9

Total expenses		4,140.1		3,979.1		12,459.6		11,549.5

Operating income		1,344.5		1,279.9		3,769.9		3,328.2
Interest expense		(176.8)		(192.7)		(535.4)		(562.4)
Interest income		8.5		3.3		16.2		9.4
Other items, net		8.4		(5.2)		29.4		12.6

Earnings from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest		1,184.6		1,085.3		3,280.1		2,787.8
Provision for income taxes		(434.0)		(436.4)		(1,182.8)		(1,130.4)
Equity in earnings (loss) of affiliated companies, net of tax		(27.7)		.2		(38.2)		(2.5)
Minority interest, net of tax		(.3)		(1.2)		(2.7)		(3.5)

Net earnings from continuing operations		722.6		647.9		2,056.4		1,651.4
Discontinued operations (note 3):
Earnings (loss) from discontinued operations, net of minority interest		(1,277.4)		74.3		(1,119.5)		266.3
Income tax (provision) benefit, net of minority interest		67.2		(22.6)		39.8		(96.9)

Net earnings (loss) from discontinued operations		(1,210.2)		51.7		(1,079.7)		169.4

Net earnings (loss) before cumulative effect of change in accounting principle		(487.6)		699.6		976.7		1,820.8
Cumulative effect of change in accounting principle, net of minority interest and tax		—		—		—		(18.5)

Net earnings (loss)		$(487.6)		$699.6		$976.7		$1,802.3

Basic earnings per common share:
Net earnings from continuing operations		$.42		$.37		$1.19		$.95
Net earnings (loss) from discontinued operations		$(.70)		$.03		$(.63)		$.10
Net earnings (loss) before cumulative effect of change in accounting principle		$(.28)		$.40		$.57		$1.04
Net earnings (loss)		$(.28)		$.40		$.57		$1.03
Diluted earnings per common share:
Net earnings from continuing operations		$.42		$.37		$1.18		$.94
Net earnings (loss) from discontinued operations		$(.70)		$.03		$(.62)		$.10
Net earnings (loss) before cumulative effect of change in accounting principle		$(.28)		$.40		$.56		$1.03
Net earnings (loss)		$(.28)		$.40		$.56		$1.02
Weighted average number of common shares outstanding:
Basic		1,725.7		1,745.0		1,727.0		1,745.7
Diluted		1,734.8		1,763.2		1,738.4		1,763.2
Dividends per common share	$	..06	$	..06	$	..18	$	..06

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At September 30, 2004	At December 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$2,453.2	$617.3
Receivables, less allowances of $244.7 (2004) and $289.3 (2003)	3,936.5	4,163.3
Inventory (Note 6)	960.9	1,003.7
Prepaid expenses and other current assets	1,078.8	970.7
Current assets of discontinued operations	1,018.0	1,013.4

Total current assets	9,447.4	7,768.4

Property and equipment:
Land	743.7	737.1
Buildings	962.1	962.9
Capital leases	637.4	503.5
Advertising structures	2,244.2	2,244.3
Equipment and other	3,827.8	3,820.6

	8,415.2	8,268.4
Less accumulated depreciation and amortization	3,344.9	3,092.2

Net property and equipment	5,070.3	5,176.2

Inventory (Note 6)	4,522.7	4,236.2
Goodwill (Note 5)	54,546.2	54,445.2
Intangibles (Note 5)	12,443.1	12,377.4
Other assets	1,867.7	1,999.3
Other assets of discontinued operations	2,669.3	4,222.8

Total Assets	$90,566.7	$90,225.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$461.6	$523.1
Accrued compensation	508.8	682.7
Accrued expenses and other current liabilities	2,871.7	2,750.8
Participants' share, residuals and royalties payable	1,180.7	1,162.2
Program rights	1,068.6	858.7
Income taxes payable	213.7	262.6
Current portion of long-term debt (Note 7)	67.1	51.5
Current liabilities of discontinued operations	1,270.6	1,303.1

Total current liabilities	7,642.8	7,594.7

Long-term debt (Note 7)	9,604.3	9,608.1
Deferred income tax liabilities, net	343.6	221.0
Other liabilities	7,409.2	7,839.1
Other liabilities of discontinued operations	1,833.1	1,130.6
Commitments and contingencies (Note 12)
Minority interest	18.6	13.2
Minority interest in discontinued operations	234.0	613.8
Stockholders' Equity:
Class A Common Stock, par value $.01 per share; 750.0 shares authorized; 133.4 (2004) and 133.7 (2003) shares issued	1.3	1.3
Class B Common Stock, par value $.01 per share; 10,000.0 shares authorized; 1,736.4 (2004) and 1,730.8 (2003) shares issued	17.4	17.3
Additional paid-in capital	65,975.2	65,840.3
Retained earnings	3,807.7	3,141.9
Accumulated other comprehensive loss (Note 1)	(296.5)	(317.6)
Accumulated other comprehensive loss of discontinued operations	(32.1)	(33.6)

	69,473.0	68,649.6
Less treasury stock, at cost; 1.4 (2004 and 2003) Class A shares; and 141.8 (2004) and 128.5 (2003) Class B shares	5,991.9	5,444.6

Total stockholders' equity	63,481.1	63,205.0

Total Liabilities and Stockholders' Equity	$90,566.7	$90,225.5

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,
	2004	2003

Operating Activities:
Net earnings	$976.7	$1,802.3
Net loss (earnings) from discontinued operations	1,079.7	(169.4)
Cumulative effect of change in accounting principle, net of minority interest and tax	—	18.5

Net earnings from continuing operations	2,056.4	1,651.4
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	595.9	548.9
Equity in loss of affiliated companies, net of tax	38.2	2.5
Distributions from affiliated companies	18.3	33.4
Minority interest, net of tax	2.7	3.5
Change in assets and liabilities, net of acquisitions	(63.8)	9.1

Net cash flow provided by operating activities from continuing operations	2,647.7	2,248.8

Net cash flow provided by operating activities from discontinued operations	201.1	299.4

Net cash flow provided by operating activities	2,848.8	2,548.2

Investing Activities:
Acquisitions, net of cash acquired	(345.2)	(1,303.1)
Capital expenditures	(251.0)	(259.6)
Investments in and advances to affiliated companies	(12.0)	(33.1)
Special distribution from Blockbuster	738.1	—
Proceeds from sale of investments	69.0	31.3
Proceeds from dispositions	11.0	2.9
Other, net	9.4	7.3

Net cash flow provided by (used for) investing activities from continuing operations	219.3	(1,554.3)

Net cash flow used for investing activities from discontinued operations	(185.7)	(100.8)

Net cash flow provided by (used for) investing activities	33.6	(1,655.1)

Financing Activities:
Repayments to banks, including commercial paper, net	(25.5)	(163.4)
Repayment of notes and debentures	(80.3)	(764.5)
Proceeds from issuance of notes and debentures	—	736.5
Proceeds from exercise of stock options	94.4	136.8
Purchase of Company common stock	(645.3)	(449.6)
Dividends	(311.6)	—
Payment of capital lease obligations	(46.3)	(63.9)
Other, net	(4.3)	(5.2)

Net cash flow used for financing activities from continuing operations	(1,018.9)	(573.3)

Net cash flow used for financing activities from discontinued operations	(70.1)	(192.3)

Net cash flow used for financing activities	(1,089.0)	(765.6)

Net increase in cash and cash equivalents	1,793.4	127.5
Cash and cash equivalents at beginning of period (includes $233.4 million (2004) and $152.5 million (2003) from discontinued operations)	850.7	631.4

Cash and cash equivalents at end of period (includes $190.9 million (2004) and $166.7 million (2003) from discontinued operations)	$2,644.1	$758.9

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

As a result of the completion of the exchange offer for the split-off of Blockbuster Inc., the consolidated statements of results of operations, financial position and cash flows of the Company present Blockbuster Inc. as a discontinued operation.

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

Subsidiary Stock Transactions—Viacom Investments Inc., a wholly-owned subsidiary of CBS Broadcasting Inc., owned 414.4 million shares of Viacom Class B Common Stock. These shares were originally issued to CBS Broadcasting Inc. in February 2001 as a result of the acquisition by Viacom of the publicly-traded minority equity interest in Infinity Broadcasting Corporation. CBS Broadcasting Inc. contributed all 414.4 million shares to Viacom Investments Inc. in December 2003. In August 2004, the 414.4 million Viacom Class B shares were exchanged for 4,144,000 shares of Viacom Series D Fully Participating Preferred Stock. These shares are eliminated in consolidation.

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options only in the periods in which such effect would have been dilutive. For the three and nine months ended September 30, 2004, respectively, stock options to purchase 113.2 million and 107.0 million shares of Class B Common Stock at weighted average prices of $45.32 and $45.88 were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2003, respectively, stock options to purchase 47.2 million and 59.8 million shares of Class B Common Stock at weighted average prices of $53.74 and $51.30 were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculations of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Weighted average shares for basic EPS	1,725.7	1,745.0	1,727.0	1,745.7
Incremental shares for stock options	9.1	18.2	11.4	17.5

Weighted average shares for diluted EPS	1,734.8	1,763.2	1,738.4	1,763.2

Comprehensive Income (Loss)—Total comprehensive income (loss) for the Company includes net earnings (loss) and other comprehensive income (loss) items listed in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net earnings (loss)	$(487.6)	$699.6	$976.7	$1,802.3
Other comprehensive income (loss), from continuing operations, net of tax:
Cumulative translation adjustments	42.4	.8	(7.6)	79.2
Net unrealized gain (loss) on securities	(.5)	(3.5)	1.5	6.7
Change in fair value of cash flow hedges	—	.6	—	1.1
Minimum pension liability adjustment	7.6	8.7	27.2	50.7
Other comprehensive income (loss) from discontinued operations, net of tax	1.0	(1.1)	1.5	22.2

Total comprehensive income (loss)	$(437.1)	$705.1	$999.3	$1,962.2

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

The following table reflects the effect on net earnings and earnings per share from continuing operations if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and the number of options granted in future years may change.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net earnings from continuing operations	$722.6	$647.9	$2,056.4	$1,651.4
Option expense, net of tax	(77.1)	(64.2)	(238.4)	(194.3)

Net earnings from continuing operations after option expense	$645.5	$583.7	$1,818.0	$1,457.1

Basic earnings per share:
Net earnings from continuing operations	$.42	$.37	$1.19	$.95
Net earnings from continuing operations after option expense	$.37	$.33	$1.05	$.83
Diluted earnings per share:
Net earnings from continuing operations	$.42	$.37	$1.18	$.94
Net earnings from continuing operations after option expense	$.37	$.33	$1.05	$.83

Goodwill and Intangible Assets—The Company's intangible assets are allocated to various reporting units, which are generally consistent with or one level below the Company's reportable segments. Intangible assets with finite lives, which primarily consist of franchise and subscriber agreements, are generally amortized by the straight-line method over their estimated useful lives, which range from 5 to 40 years and are periodically reviewed for impairment. Intangible assets with indefinite lives, which consist primarily of FCC licenses and goodwill, are no longer amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. If the carrying amount of goodwill or the intangible asset exceeds its fair value, an impairment loss is recognized as a non-cash charge. Such a charge could have a significant effect on reported net earnings.

Changes in Accounting Principle—Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 requires the capitalization of asset retirement costs as part of the total cost of the related long-lived asset and the depreciation of this cost over the corresponding asset's useful life. SFAS 143 primarily applies to billboard advertising locations, where the Company is legally obligated to remove leasehold improvements to restore the property to its original condition. The asset retirement obligation was $44.5 million and $43.0 million at September 30, 2004 and December 31, 2003, respectively. As a result of the adoption of this standard, the Company recorded in the first quarter of 2003 a charge of $18.5 million, or $.01 per share, reflected as a cumulative effect of change in accounting principle, net of minority interest and tax.

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

During the third quarter of 2004, the Company adopted FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act")" ("FSP 106-2") for employers that sponsor postretirement health care plans that provide prescription drug benefits, and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. Based on proposed Centers for Medicare & Medicaid Services regulations issued to date, the Company is unable to conclude whether benefits provided by the Plan are at least actuarially equivalent to benefits available though Medicare Part D. Therefore, the measure of the accumulated postretirement benefit obligation and net periodic postretirement expense disclosed (see Note 10) do not reflect any amount associated with potential subsidies under the Act. The Company expects to be able to determine the actuarial equivalency of benefits provided by the Plan when additional guidance and final regulations are issued and does not expect it will have a significant impact on the Company's consolidated financial position, results of operation or cash flow.

On September 30, 2004, the Emerging Issue Task Force ("EITF") of FASB issued Topic No. D-108 "Use of the Residual Method to Value Acquired Assets Other than Goodwill" ("D-108"). D-108 requires the direct value method be used to value intangible assets other than goodwill for such assets acquired in business combinations completed after September 29, 2004. D-108 also requires that registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing shall perform an impairment test using the direct value method on all intangible assets no later than the beginning of fiscal years beginning after December 15, 2004 though early adoption is permissible. Impairments resulting from the application of the direct value method and the related tax effects should be reported as a cumulative effect of a change in accounting principle. The Company is in the process of evaluating the impact the adoption of D-108 will have on the Company's financial position and statement of operations.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

2) SUBSEQUENT EVENTS

On October 28, 2004, the Company announced that its Board of Directors has approved a stock purchase program under which the Company is authorized to acquire from time to time up to $8.0 billion in Viacom Class A Common Stock and non-voting Class B Common Stock. The program succeeds and replaces the Company's $3.0 billion stock purchase program announced in 2002, under which 40.7 million shares of Class B Common Stock have been purchased for $1.7 billion. The Company will finance the purchase program using a combination of cash and investments, future cash flows and borrowing capacity consistent with the Company's current credit profile. NAIRI, Inc., and National Amusements, Inc., each closely held corporations controlled by Sumner M. Redstone, Chairman of the Board of Directors and Chief Executive Officer of the Company, have entered into an agreement with the Company to participate in the program on a pro-rata basis. The agreement, which has been approved by an independent committee of Viacom directors, will prevent the buyback from increasing NAIRI, Inc.'s economic interest in Viacom. National Amusements, Inc., through its wholly owned subsidiary, NAIRI, Inc., owns Viacom's Class A Common Stock representing approximately 71% of the voting power of all classes of the Company's Common Stock and approximately 11% of Viacom's Class A and Class B Common Stock on a combined basis at September 30, 2004.

In addition, the Company announced an increase in the quarterly cash dividend on Viacom Class A and Class B Common Stock to $.07 per share from $.06 per share. The increased dividend is payable on January 1, 2005 to stockholders of record at the close of business on November 30, 2004.

3) DISCONTINUED OPERATIONS

On October 13, 2004, the Company announced the completion of the exchange offer for the split-off of Blockbuster Inc. (NYSE: BBI and BBI.B). Under the terms of the offer, Viacom accepted 27,961,165 shares of Viacom common stock in exchange for the 144 million common shares of Blockbuster that Viacom owned. Each share of Viacom Class A or Class B Common Stock accepted for exchange by Viacom was exchanged for 5.15 shares of Blockbuster common stock, consisting of 2.575 shares of Blockbuster class A common stock and 2.575 shares of Blockbuster class B common stock.

The following table sets forth the Company's net earnings (loss) attributable to Blockbuster Inc., which is presented as a discontinued operation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue from discontinued operations	$1,410.0	$1,384.5	$4,334.3	$4,294.5

Earnings (loss) from discontinued operations	$(1,496.1)	$91.7	$(1,303.3)	$330.0
Transaction costs	(57.3)	—	(57.3)	—
Minority interest	276.0	(17.4)	241.1	(63.7)

	(1,277.4)	74.3	(1,119.5)	266.3
Income tax (provision) benefit, net of minority interest	67.2	(22.6)	39.8	(96.9)

Net earnings (loss) from discontinued operations including transaction costs	$(1,210.2)	$51.7	$(1,079.7)	$169.4

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

The loss from discontinued operations for the three and nine months ended September 30, 2004 primarily reflects a non-cash impairment charge of $1.5 billion ($1.2 billion net of minority interest and tax) recorded in the third quarter of 2004 for the impairment of goodwill and other long-lived assets in accordance with SFAS 142 "Goodwill and Other Intangible Assets" and SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

The difference between the fair market value of Blockbuster and its net book value at the time of the split-off will be recognized as a gain or loss for accounting purposes in the fourth quarter of 2004.

The following table presents the major classes of assets and liabilities of the Company's discontinued operations, including Blockbuster Inc. and businesses that have been previously disposed of by the Company prior to January 1, 2002 (accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30):

	At September 30, 2004	At December 31, 2003

Current assets (including cash and cash equivalents of $190.9 (2004) and $233.4 (2003)	$1,018.0	$1,013.4
Goodwill	1,119.3	2,611.6
Long term assets	1,550.0	1,611.2

Total Assets	$3,687.3	$5,236.2

Current liabilities	$1,270.6	$1,303.1
Long term debt	1,273.7	276.8
Other liabilities	559.4	853.8

Total Liabilities	$3,103.7	$2,433.7

4) ACQUISITIONS

In August 2004, the Company acquired 75.8% of VIVA Media AG for $306.9 million. Pursuant to a tender offer, the Company subsequently purchased additional shares of VIVA Media AG in September for $45.4 million and in October 2004 for $38.4 million, raising the Company's total ownership to 97.8% for a total purchase price of $390.7 million. VIVA's results have been included as part of Cable Networks since the date of acquisition. The final allocation of the purchase price will be based on final evaluation of the fair value of VIVA's assets acquired and liabilities assumed.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

5) GOODWILL AND INTANGIBLE ASSETS

The Company's intangible assets subject to amortization and related accumulated amortization were as follows:

At September 30, 2004	Gross	Accumulated Amortization	Net

Franchise agreements	$481.8	$(134.6)	$347.2
Subscriber agreements	372.5	(221.3)	151.2
Other intangible assets	273.3	(85.1)	188.2

Total	$1,127.6	$(441.0)	$686.6

At December 31, 2003	Gross	Accumulated Amortization	Net

Franchise agreements	$494.8	$(130.2)	$364.6
Subscriber agreements	372.5	(183.5)	189.0
Other intangible assets	188.4	(62.6)	125.8

Total	$1,055.7	$(376.3)	$679.4

Amortization expense was $25.6 million and $74.1 million, respectively, for the three and nine months ended September 30, 2004 and $24.9 million and $75.9 million, respectively, for the three and nine months ended September 30, 2003. The Company expects its annual amortization expense for each of the next five years for existing intangible assets subject to amortization to be as follows:

	2004	2005	2006	2007	2008

Amortization expense	$109.3	$100.7	$91.5	$77.8	$38.9

FCC licenses, valued at approximately $11.7 billion at September 30, 2004 and December 31, 2003, are recorded as intangible assets with indefinite lives and are not subject to amortization.

The changes in the book value of goodwill, by segment, for the nine months ended September 30, 2004 were as follows:

	At December 31, 2003	Acquisitions	Adjustments (a)	At September 30, 2004

Cable Networks	$8,473.6	$294.8	$(160.0)	$8,608.4
Television	13,178.0	—	(11.5)	13,166.5
Radio	19,272.6	—	—	19,272.6
Outdoor	11,577.5	10.0	(15.8)	11,571.7
Entertainment	1,943.5	—	(16.5)	1,927.0

Total	$54,445.2	$304.8	$(203.8)	$54,546.2

(a)
Adjustments primarily relate to purchase price allocations for Comedy Central, foreign currency translation adjustments and the reversal of tax liabilities established in purchase price accounting that are no longer expected to be incurred.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

6) INVENTORY

	At September 30, 2004	At December 31, 2003

Theatrical and television inventory:
Theatrical:
Released (including acquired film libraries)	$657.7	$629.4
Completed, not released	4.5	60.4
In process and other	472.8	399.9
Television:
Released	709.5	845.0
In process and other	79.3	76.9
Program rights	3,360.3	3,051.8

	5,284.1	5,063.4
Less current portion	790.5	862.8

	4,493.6	4,200.6

Merchandise inventory	71.4	54.9
Publishing, primarily finished goods	71.8	64.2
Other	56.3	57.4

	199.5	176.5
Less current portion	170.4	140.9

	29.1	35.6

Total Current Inventory	$960.9	$1,003.7

Total Non-Current Inventory	$4,522.7	$4,236.2

7) BANK FINANCING AND DEBT

The following table sets forth the Company's long-term debt:

	At September 30, 2004	At December 31, 2003

Notes payable to banks	$6.2	$7.2
Commercial paper	—	20.0
Senior debt (4.625%-8.875% due 2005-2051)	9,233.7	9,273.0
Senior subordinated debt (10.5% due 2009)	—	66.3
Other notes	1.0	1.2
Obligations under capital leases	430.5	291.9

Total Debt	9,671.4	9,659.6
Less current portion	67.1	51.5

Total Long-Term Debt	$9,604.3	$9,608.1

The Company's total debt presented above includes (i) an aggregate unamortized premium of $35.8 million and $41.4 million and (ii) the change in the carrying value of the debt, since inception,

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

relating to fair value swaps of $31.0 million and $48.2 million for the periods ending September 30, 2004 and December 31, 2003, respectively.

The senior debt of Viacom Inc. is fully and unconditionally guaranteed by its wholly owned subsidiary, Viacom International Inc. ("Viacom International"). Senior debt in the amount of $52.2 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

On July 15, 2004, the Company redeemed all of the outstanding Go Outdoor Systems Holdings S.A. 10.5% senior subordinated notes due 2009, at a redemption price equal to 105.25% of the principal amount.

During the third quarter of 2004, the Company entered into $50 million notional amount of swap agreements, which converted fixed rate debt obligations into variable rate debt obligations. The swaps mature in January 2006 and the Company receives an interest rate of approximately 2.9%, while paying three-month London Interbank Offer Rate ("LIBOR").

During the second quarter of 2004, the Company entered into $300 million notional amount of swap agreements, which converted fixed rate debt obligations into variable rate debt obligations. The swaps mature on January 2006 and the Company receives an interest rate of approximately 2.7%, while paying three-month LIBOR on $150 million and receives an interest rate of approximately 3.6%, while paying six-month LIBOR on $150 million.

Viacom Credit Agreement

As of December 31, 2003, the Company's credit facilities, totaled $4.65 billion comprised of a $1.7 billion 364-day revolving facility due February 2004, a $1.45 billion revolving facility due May 2005 and a $1.5 billion revolving facility due March 2006. In February 2004, the Company entered into a $3.0 billion 5-year credit facility which replaced the $1.7 billion and the $1.45 billion facilities. The terms and conditions of the $3.0 billion facility are substantially similar to the $1.5 billion facility. The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the $3.0 billion and $1.5 billion facilities (collectively, the "Credit Facilities"). Borrowing rates under the facilities are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the LIBOR plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments. As of September 30, 2004, the Company had unused revolving Credit Facilities of $4.27 billion.

The facilities contain covenants, which among other things, require that the Company maintain a minimum interest coverage ratio. At September 30, 2004, the Company was in compliance with all covenants under the Credit Facilities.

The primary purpose of the Credit Facilities is to support commercial paper borrowings. At September 30, 2004, the Company had no borrowings under its $4.5 billion commercial paper program.

Accounts Receivable Securitization Programs

As of September 30, 2004, the Company had an aggregate of $1.0 billion outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from these programs were used to reduce

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs meet certain performance ratios. As of September 30, 2004, the Company was in compliance with the required ratios under the receivable securitization programs, except for one performance ratio under one program, for which a waiver has been received, due to the write-off of a receivable from a third party.

8) SEVERANCE AND RESTRUCTURING CHARGES

In the second quarter of 2004, the Company recorded severance charges of $56.2 million, $33.8 million net of tax, or $.02 per diluted share, due to management changes. The severance charges were recorded in selling, general and administrative expenses in the segments as follows: Television $10.4 million, Entertainment $10.4 million and Corporate $35.4 million.

During the third quarter of 2004, Cable Networks recorded a decrease of $9.7 million to restructuring reserves due to a change in estimate for a 2001 charge at MTV Networks ("MTVN"). Additionally, during the nine months ended September 30, 2004 MTVN revised its initial estimate of severance liabilities for the acquisition of Comedy Central by $1.6 million. The initial charge for Comedy Central was recorded in the second quarter of 2003. Severance payments will continue through 2005 since certain employees will be paid out over the terms of their employment contracts.

The following table summarizes activity for the nine months ended September 30, 2004 for the Cable Networks restructuring charges:

At December 31, 2003	$27.2
Severance payments	(6.1)
Lease payments	(2.8)
Revision to initial estimate	(8.1)

At September 30, 2004	$10.2

9) SHARE PURCHASE PROGRAM AND CASH DIVIDENDS

For the nine months ended September 30, 2004, on a trade date basis, the Company purchased approximately 13.8 million shares of its Class B Common Stock for $565.8 million under its $3.0 billion stock purchase program. For the nine months ended September 30, 2003, the Company purchased approximately 10.3 million shares of its Class B Common Stock for $436.1 million. Since inception of this program in October 2002, a total of 40.7 million shares of Class B Common Stock have been purchased through September 30, 2004, for $1.7 billion.

On July 21, 2004, Viacom's Board of Directors declared a quarterly cash dividend of $.06 per share on Viacom Class A and Class B Common Stock. The dividend was paid October 1, 2004 to stockholders of record at the close of business on August 31, 2004. Year-to-date through October 1, 2004, the Company has paid dividends of $415.2 million to stockholders.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

10) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended September 30,	2004	2003	2004	2003

Components of net periodic cost:
Service cost	$15.5	$14.6	$.6	$.6
Interest cost	81.1	86.4	18.0	20.0
Expected return on plan assets	(74.3)	(73.9)	(.2)	(.5)
Amortization of transition obligation	.1	(.1)	—	—
Amortization of unrecognized prior service cost	.4	.4	(.2)	(.2)
Recognized actuarial loss	8.8	11.4	.6	1.4

Net periodic cost	$31.6	$38.8	$18.8	$21.3

	Pension Benefits		Postretirement Benefits
Nine Months Ended September 30,	2004	2003	2004	2003

Components of net periodic cost:
Service cost	$46.6	$43.7	$2.1	$1.9
Interest cost	243.2	259.2	54.0	60.2
Expected return on plan assets	(222.9)	(221.6)	(.7)	(1.5)
Amortization of transition obligation	.3	(.4)	—	—
Amortization of unrecognized prior service cost	1.2	1.2	(.6)	(.8)
Recognized actuarial loss	26.4	34.5	1.7	4.0

Net periodic cost	$94.8	$116.6	$56.5	$63.8

11) PROVISION FOR INCOME TAXES

For the three months ended September 30, 2004, the Company's effective income tax rate decreased to 36.6% from 40.2% in the third quarter of 2003. For the nine months ended September 30, 2004, the Company's effective income tax rate decreased to 36.1% from 40.5% for the same period last year. The decrease in the effective income tax rates for both periods was principally due to the recognition of a tax benefit from the resolution of certain income tax audits. Excluding this tax benefit, the effective tax rate was 39.9% for the three months and 40.6% for the nine months ended September 30, 2004.

12) COMMITMENTS AND CONTINGENCIES

Guarantees

As of September 30, 2004, the Company owned a 50% equity interest in United Cinemas International ("UCI"), which operates movie theaters in Europe, Latin America and Asia and guaranteed approximately $307.8 million of UCI's debt obligations under a revolving credit facility, which expires in December 2004, and $164.0 million of UCI's theater leases. The Company also owns a 50% interest in WF Cinema Holdings, L.P., and Grauman's Theatres LLC and guarantees certain theater leases for approximately $13.8 million. The debt and lease guarantees would only be triggered upon non-payment

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

by the respective primary obligors. These guarantees are not recorded on the balance sheet as of September 30, 2004 as they were provided by the Company prior to the adoption of FASB interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45").

Additionally, the Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $336.6 million at September 30, 2004 and are not recorded on the balance sheet as of September 30, 2004.

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

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2004, the Company had pending approximately 112,200 asbestos claims, as compared with approximately 112,280 as of December 31, 2003 and approximately 124,300 as of September 30, 2003. Of the claims pending as of September 30, 2004, approximately 82,430 were pending in state courts, 27,210 in federal courts and approximately 2,560 were third party claims. During the third quarter of 2004, the Company received approximately 3,470 new claims and closed or moved to an inactive docket approximately 7,450 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

13) REPORTABLE SEGMENTS

The following tables set forth the Company's financial performance by reportable operating segment. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based upon products and services. Effective September 30, 2004, Blockbuster Inc. is accounted for as a discontinued operation and results from the Video segment for all prior periods have been reclassified to conform to the current period's

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

presentation. The Company operates five segments: (i) Cable Networks, (ii) Television, (iii) Radio, (iv) Outdoor and (v) Entertainment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues:
Cable Networks	$1,668.2	$1,465.4	$4,663.3	$3,982.1
Television	1,969.1	1,882.6	6,305.7	5,669.1
Radio	529.3	551.7	1,545.7	1,546.5
Outdoor	478.7	434.6	1,366.0	1,275.3
Entertainment	1,082.3	1,098.0	2,884.8	2,816.2
Eliminations	(243.0)	(173.3)	(536.0)	(411.5)

Total Revenues	$5,484.6	$5,259.0	$16,229.5	$14,877.7

Operating Income:
Cable Networks	$690.6	$612.8	$1,834.0	$1,537.8
Television	388.5	362.3	1,252.3	997.1
Radio	221.9	266.2	687.6	722.8
Outdoor	57.6	44.5	149.0	148.2
Entertainment	100.1	111.7	201.3	205.4

Segment total	1,458.7	1,397.5	4,124.2	3,611.3
Corporate expenses	(52.0)	(46.3)	(176.2)	(127.0)
Residual costs (a)	(28.5)	(36.6)	(85.4)	(109.8)
Eliminations	(33.7)	(34.7)	(92.7)	(46.3)

Total Operating Income	1,344.5	1,279.9	3,769.9	3,328.2
Interest expense	(176.8)	(192.7)	(535.4)	(562.4)
Interest income	8.5	3.3	16.2	9.4
Other items, net	8.4	(5.2)	29.4	12.6

Earnings from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	1,184.6	1,085.3	3,280.1	2,787.8
Provision for income taxes	(434.0)	(436.4)	(1,182.8)	(1,130.4)
Equity in earnings (loss) of affiliated companies, net of tax	(27.7)	.2	(38.2)	(2.5)
Minority interest, net of tax	(.3)	(1.2)	(2.7)	(3.5)

Net earnings from continuing operations	722.6	647.9	2,056.4	1,651.4
Net earnings (loss) from discontinued operations (note 3)	(1,210.2)	51.7	(1,079.7)	169.4

Net earnings (loss) before cumulative effect of change in accounting principle	(487.6)	699.6	976.7	1,820.8
Cumulative effect of change in accounting principle, net of minority interest and tax	—	—	—	(18.5)

Net Earnings (loss)	$(487.6)	$699.6	$976.7	$1,802.3

(a)
Residual costs primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Depreciation and Amortization:
Cable Networks	$57.3	$48.2	$178.3	$143.9
Television	36.7	37.8	110.0	111.8
Radio	6.8	6.6	22.6	20.5
Outdoor	56.8	53.9	167.5	160.8
Entertainment	35.6	32.5	100.7	94.9
Corporate expenses	5.5	5.6	16.8	17.0

Total Depreciation and Amortization	$198.7	$184.6	$595.9	$548.9

	At September 30, 2004	At December 31, 2003

Total Assets:
Cable Networks	$14,059.4	$13,186.2
Television	25,590.1	25,648.6
Radio	25,253.9	25,256.9
Outdoor	14,288.4	14,444.3
Entertainment	6,257.7	6,278.0
Corporate	3,461.3	1,796.2
Discontinued operations	3,687.3	5,236.2
Eliminations	(2,031.4)	(1,620.9)

Total Assets	$90,566.7	$90,225.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Capital Expenditures:
Cable Networks	$21.9	$23.4	$52.9	$56.4
Television	35.2	29.8	70.7	94.5
Radio	9.1	4.7	19.7	11.0
Outdoor	13.6	15.6	34.7	46.5
Entertainment	10.2	10.5	48.3	45.6
Corporate	20.6	2.0	24.7	5.6

Total Capital Expenditures	$110.6	$86.0	$251.0	$259.6

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

Revenues generated between segments primarily reflect the licensing of feature films and television product to cable and broadcast networks and advertising sales. These transactions are recorded at fair market value as if the sales were made to third parties and are eliminated in consolidation. Intercompany revenue were recorded in the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Intercompany revenues:
Cable Networks	$18.3	$5.6	$33.6	$47.2
Television	155.1	107.2	300.7	145.2
Radio	6.0	5.4	18.3	23.1
Outdoor	8.9	6.4	15.8	21.0
Entertainment	54.7	48.7	167.6	175.0

Total Intercompany Revenues	$243.0	$173.3	$536.0	$411.5

14) SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2004	2003

Supplemental disclosure of investing and financing activities
Equipment acquired under capitalized leases	$76.7	$64.5
Supplemental disclosure of acquisitions:
Fair value of assets acquired	$503.8	$1,346.3
Fair value of liabilities assumed	(152.0)	(78.9)
Acquisition of minority interest	(6.6)	35.7
Cash paid, net of cash acquired	(345.2)	(1,303.1)

Impact on stockholders' equity	$—	$—

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

15) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Viacom International is a wholly owned subsidiary of the Company. Viacom International has fully and unconditionally guaranteed Viacom Inc.'s debt securities (see Note 7). The following condensed consolidating financial statements present the results of operations, financial position and cash flows of Viacom Inc., Viacom International, the direct and indirect Non-Guarantor Affiliates of Viacom Inc. and Viacom International, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Statement of Operations for the Three Months Ended September 30, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$47.5	$1,049.6	$4,443.1	$(55.6)	$5,484.6

Expenses:
Operating	23.9	307.7	2,601.6	(35.3)	2,897.9
Selling, general and administrative	37.8	275.1	748.6	(18.0)	1,043.5
Depreciation and amortization	1.2	21.8	175.7	—	198.7

Total expenses	62.9	604.6	3,525.9	(53.3)	4,140.1

Operating income (loss)	(15.4)	445.0	917.2	(2.3)	1,344.5
Interest expense, net	(188.2)	(50.7)	70.6	—	(168.3)
Other items, net	(12.0)	(2.3)	47.6	(24.9)	8.4

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	(215.6)	392.0	1,035.4	(27.2)	1,184.6
Benefit (provision) for income taxes	86.0	(157.0)	(363.0)	—	(434.0)
Equity in earnings (loss) of affiliated companies, net of tax	(358.0)	(414.4)	(36.3)	781.0	(27.7)
Minority interest, net of tax	—	(.1)	(.2)	—	(.3)

Net earnings (loss) from continuing operations	(487.6)	(179.5)	635.9	753.8	722.6
Net loss from discontinued operations	—	(55.3)	(1,154.9)	—	(1,210.2)

Net earnings (loss)	$(487.6)	$(234.8)	$(519.0)	$753.8	$(487.6)

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Nine Months Ended September 30, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$150.3	$2,901.8	$13,382.0	$(204.6)	$16,229.5

Expenses:
Operating	66.1	893.9	8,002.5	(112.4)	8,850.1
Selling, general and administrative	115.1	803.4	2,120.6	(25.5)	3,013.6
Depreciation and amortization	3.8	72.4	519.7	—	595.9

Total expenses	185.0	1,769.7	10,642.8	(137.9)	12,459.6

Operating income (loss)	(34.7)	1,132.1	2,739.2	(66.7)	3,769.9
Interest expense, net	(564.3)	(153.8)	198.9	—	(519.2)
Other items, net	18.0	8.4	77.6	(74.6)	29.4

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	(581.0)	986.7	3,015.7	(141.3)	3,280.1
Benefit (provision) for income taxes	231.8	(390.7)	(1,023.9)	—	(1,182.8)
Equity in earnings (loss) of affiliated companies, net of tax	1,325.9	4.9	(29.0)	(1,340.0)	(38.2)
Minority interest, net of tax	—	(.1)	(2.6)	—	(2.7)

Net earnings from continuing operations	976.7	600.8	1,960.2	(1,481.3)	2,056.4
Net loss from discontinued operations	—	(55.3)	(1,024.4)	—	(1,079.7)

Net earnings	$976.7	$545.5	$935.8	$(1,481.3)	$976.7

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Three Months Ended September 30, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$48.2	$928.9	$4,355.6	$(73.7)	$5,259.0

Expenses:
Operating	23.2	275.3	2,670.7	(59.2)	2,910.0
Selling, general and administrative	34.9	221.9	638.4	(10.7)	884.5
Depreciation and amortization	1.1	25.6	157.9	—	184.6

Total expenses	59.2	522.8	3,467.0	(69.9)	3,979.1

Operating income (loss)	(11.0)	406.1	888.6	(3.8)	1,279.9
Interest expense, net	(183.0)	30.4	(36.8)	—	(189.4)
Other items, net	(3.4)	3.4	19.7	(24.9)	(5.2)

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies, minority interest	(197.4)	439.9	871.5	(28.7)	1,085.3
Benefit (provision) for income taxes	81.4	(177.3)	(340.5)	—	(436.4)
Equity in earnings (loss) of affiliated companies, net of tax	815.6	249.9	(2.5)	(1,062.8)	0.2
Minority interest, net of tax	—	—	(1.2)	—	(1.2)

Net earnings from continuing operations	699.6	512.5	527.3	(1,091.5)	647.9
Net earnings from discontinued operations	—	—	51.7	—	51.7

Net earnings	$699.6	$512.5	$579.0	$(1,091.5)	$699.6

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Nine Months Ended September 30, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$140.2	$2,544.0	$12,326.5	$(133.0)	$14,877.7

Expenses:
Operating	64.3	812.8	7,562.7	(118.6)	8,321.2
Selling, general and administrative	127.7	631.9	1,939.5	(19.7)	2,679.4
Depreciation and amortization	3.8	87.5	457.6	—	548.9

Total expenses	195.8	1,532.2	9,959.8	(138.3)	11,549.5

Operating income (loss)	(55.6)	1,011.8	2,366.7	5.3	3,328.2
Interest expense, net	(543.9)	(148.3)	139.2	—	(553.0)
Other items, net	(11.8)	10.9	38.4	(24.9)	12.6

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	(611.3)	874.4	2,544.3	(19.6)	2,787.8
Benefit (provision) for income taxes	245.7	(350.7)	(1,025.4)	—	(1,130.4)
Equity in earnings (loss) of affiliated companies, net of tax	2,167.9	647.5	(1.6)	(2,816.3)	(2.5)
Minority interest, net of tax	—	—	(3.5)	—	(3.5)

Net earnings from continuing operations	1,802.3	1,171.2	1,513.8	(2,835.9)	1,651.4
Net earnings from discontinued operations	—	—	169.4	—	169.4

Net earnings before cumulative effect of change in accounting principle	1,802.3	1,171.2	1,683.2	(2,835.9)	1,820.8
Cumulative effect of change in accounting principle, net of minority interest and tax	—	(3.3)	(15.2)	—	(18.5)

Net earnings	$1,802.3	$1,167.9	$1,668.0	$(2,835.9)	$1,802.3

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet at September 30, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Assets
Cash and cash equivalents	$1,750.6	$26.7	$675.9	$—	$2,453.2
Receivables, net	37.1	636.4	3,547.5	(284.5)	3,936.5
Inventory	9.5	219.5	873.7	(141.8)	960.9
Prepaid expenses and other current assets	65.5	148.5	878.0	(13.2)	1,078.8
Current assets of discontinued operations	56.9	—	961.1	—	1,018.0

Total current assets	1,919.6	1,031.1	6,936.2	(439.5)	9,447.4

Property and equipment	52.9	700.2	7,662.1	—	8,415.2
Less accumulated depreciation and amortization	14.1	382.8	2,948.0	—	3,344.9

Net property and equipment	38.8	317.4	4,714.1	—	5,070.3

Inventory	16.4	1,393.6	3,217.9	(105.2)	4,522.7
Goodwill	100.3	627.5	53,818.4	—	54,546.2
Intangibles	—	5.1	12,438.0	—	12,443.1
Investments in consolidated subsidiaries	69,085.6	14,880.1	—	(83,965.7)	—
Other assets	207.9	179.4	1,800.2	(319.8)	1,867.7
Other assets of discontinued operations	269.6	—	2,399.7	—	2,669.3

Total Assets	$71,638.2	$18,434.2	$85,324.5	$(84,830.2)	$90,566.7

Liabilities and Stockholders' Equity
Accounts payable	$3.3	$26.6	$440.8	$(9.1)	$461.6
Accrued expenses and other	813.0	835.1	3,206.4	(191.7)	4,662.8
Participants' share, residuals and royalties payable	—	47.3	1,231.5	(98.1)	1,180.7
Current portion of long-term debt	—	9.4	57.7	—	67.1
Current liabilities of discontinued operations	209.9	12.7	1,048.0	—	1,270.6

Total current liabilities	1,026.2	931.1	5,984.4	(298.9)	7,642.8

Long-term debt	9,233.7	74.2	296.4	—	9,604.3
Other liabilities	(6,576.9)	8,852.8	64.1	5,412.8	7,752.8
Other liabilities of discontinued operations	508.2	—	1,324.9	—	1,833.1
Minority interest	—	—	252.6	—	252.6
Stockholders' Equity:
Preferred Stock	4.1	—	128.2	(132.3)	—
Common Stock	18.7	122.8	1,162.3	(1,285.1)	18.7
Additional paid-in capital	65,971.1	1,924.1	92,863.5	(94,783.5)	65,975.2
Retained earnings	7,774.7	6,625.5	5,520.8	(16,113.3)	3,807.7
Accumulated other comprehensive income (loss)	(329.7)	(96.3)	83.3	14.1	(328.6)

	73,438.9	8,576.1	99,758.1	(112,300.1)	69,473.0
Less treasury stock, at cost	5,991.9	—	22,356.0	(22,356.0)	5,991.9

Total stockholders' equity	67,447.0	8,576.1	77,402.1	(89,944.1)	63,481.1

Total Liabilities and Stockholders' Equity	$71,638.2	$18,434.2	$85,324.5	$(84,830.2)	$90,566.7

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet at December 31, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Assets
Cash and cash equivalents	$212.5	$26.8	$378.0	$—	$617.3
Receivables, net	43.6	632.9	3,721.1	(234.3)	4,163.3
Inventory	9.2	173.7	910.6	(89.8)	1,003.7
Prepaid expenses and other current assets	85.6	153.9	768.8	(37.6)	970.7
Current assets of discontinued operations	32.1	—	981.3	—	1,013.4

Total current assets	383.0	987.3	6,759.8	(361.7)	7,768.4

Property and equipment	49.3	723.8	7,495.3	—	8,268.4
Less accumulated depreciation and amortization	10.3	409.7	2,672.2	—	3,092.2

Net property and equipment	39.0	314.1	4,823.1	—	5,176.2

Inventory	17.8	1,130.2	3,179.2	(91.0)	4,236.2
Goodwill	100.3	627.5	53,717.4	—	54,445.2
Intangibles	—	4.1	12,373.3	—	12,377.4
Investments in consolidated subsidiaries	67,753.5	15,285.7	—	(83,039.2)	—
Other assets	177.5	158.6	1,911.0	(247.8)	1,999.3
Other assets of discontinued operations	344.9	—	3,877.9	—	4,222.8

Total Assets	$68,816.0	$18,507.5	$86,641.7	$(83,739.7)	$90,225.5

Liabilities and Stockholders' Equity
Accounts payable	$1.3	$42.0	$491.0	$(11.2)	$523.1
Accrued expenses and other	601.9	734.1	3,390.2	(171.4)	4,554.8
Participants' share, residuals and royalties payable	—	40.3	1,214.3	(92.4)	1,162.2
Current portion of long-term debt	—	8.7	42.8	—	51.5
Current liabilities of discontinued operations	9.9	16.3	1,276.9	—	1,303.1

Total current liabilities	613.1	841.4	6,415.2	(275.0)	7,594.7

Long-term debt	9,293.0	35.8	346.5	(67.2)	9,608.1
Other liabilities	(8,666.9)	9,572.7	1,258.3	5,896.0	8,060.1
Other liabilities of discontinued operations	367.1	—	763.5	—	1,130.6
Minority interest	—	—	627.0	—	627.0
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	22.7	122.8	1,162.3	(1,289.2)	18.6
Additional paid-in capital	65,836.2	1,924.1	92,863.5	(94,783.5)	65,840.3
Retained earnings	7,183.4	6,080.1	5,335.5	(15,457.1)	3,141.9
Accumulated other comprehensive income (loss)	(388.0)	(69.4)	98.0	8.2	(351.2)

	72,654.3	8,057.6	99,587.5	(111,649.8)	68,649.6

Less treasury stock, at cost	5,444.6	—	22,356.3	(22,356.3)	5,444.6

Total stockholders' equity	67,209.7	8,057.6	77,231.2	(89,293.5)	63,205.0

Total Liabilities and Stockholders' Equity	$68,816.0	$18,507.5	$86,641.7	$(83,739.7)	$90,225.5

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for the Nine Months Ended September 30, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(1,360.1)	$858.3	$3,350.6	$—	$2,848.8

Investing Activities:
Acquisitions, net of cash acquired	(3.4)	(1.0)	(340.8)	—	(345.2)
Capital expenditures	—	(56.2)	(194.8)	—	(251.0)
Investments in and advances to affiliated companies	(2.0)	—	(10.0)	—	(12.0)
Special distribution from Blockbuster	10.0	728.1	—	—	738.1
Proceeds from sale of investments	47.9	—	21.1	—	69.0
Proceeds from dispositions	—	.6	10.4	—	11.0
Other, net	0.1	9.3	—	—	9.4

Net cash flow provided by (used for) investing activities from continuing operations	52.6	680.8	(514.1)	—	219.3

Net cash flow used for investing activities from discontinued operations	—	—	(185.7)	—	(185.7)

Net cash flow provided by (used for) investing activities	52.6	680.8	(699.8)	—	33.6

Financing Activities:
Repayments to banks, including commercial paper, net	(24.5)	—	(1.0)	—	(25.5)
Repayment of notes and debentures	(20.1)	—	(60.2)	—	(80.3)
Proceeds from exercise of stock options	94.4	—	—	—	94.4
Purchase of Company common stock	(645.3)	—	—	—	(645.3)
Dividends	(311.6)	—	—	—	(311.6)
Payment of capital lease obligations		(9.4)	(36.9)	—	(46.3)
Increase (decrease) in intercompany payables	3,752.7	(1,529.8)	(2,222.9)	—	—
Other, net	—	—	(4.3)	—	(4.3)

Net cash flow provided by (used for) financing activities from continuing operations	2,845.6	(1,539.2)	(2,325.3)	—	(1,018.9)

Net cash flow used for financing activities from discontinued operations	—	—	(70.1)	—	(70.1)

Net cash flow provided by (used for) financing activities	2,845.6	(1,539.2)	(2,395.4)	—	(1,089.0)

Net increase (decrease) in cash and cash equivalents	1,538.1	(0.1)	255.4	—	1,793.4
Cash and cash equivalents at beginning of period	212.5	26.8	611.4	—	850.7

Cash and cash equivalents at end of period	$1,750.6	$26.7	$866.8	$—	$2,644.1

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for the Nine Months Ended September 30, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(978.5)	$468.4	$3,058.3	$—	$2,548.2

Investing Activities:
Acquisitions, net of cash acquired	(32.5)	(1,206.8)	(63.8)	—	(1,303.1)
Capital expenditures	—	(40.4)	(219.2)	—	(259.6)
Investments in and advances to affiliated companies	(12.1)	(.8)	(20.2)	—	(33.1)
Proceeds from sale of investments	1.6	25.2	4.5	—	31.3
Proceeds from dispositions	—	.5	2.4	—	2.9
Other, net	—	8.7	(1.4)	—	7.3

Net cash flow used for investing activities from continuing operations	(43.0)	(1,213.6)	(297.7)	—	(1,554.3)

Net cash flow used for investing activities from discontinued operations	—	—	(100.8)	—	(100.8)

Net cash flow used for investing activities	(43.0)	(1,213.6)	(398.5)	—	(1,655.1)

Financing Activities:
Repayments to banks, including commercial paper, net	(156.3)	—	(7.1)	—	(163.4)
Repayment of notes and debentures	(609.2)	(155.3)	—	—	(764.5)
Proceeds from issuance of notes and debentures	735.3	—	1.2	—	736.5
Proceeds from exercise of stock options	136.8	—	—	—	136.8
Purchase of Company common stock	(449.6)	—	—	—	(449.6)
Payment of capital lease obligations	—	(9.6)	(54.3)	—	(63.9)
Increase (decrease) in intercompany payables	1,310.3	867.6	(2,177.9)	—	—
Other, net	—	—	(5.2)	—	(5.2)

Net cash flow provided by (used for) financing activities from continuing operations	967.3	702.7	(2,243.3)	—	(573.3)

Net cash flow used for financing activities from discontinued operations	—	—	(192.3)	—	(192.3)

Net cash flow provided by (used for) financing activities	967.3	702.7	(2,435.6)	—	(765.6)

Net increase (decrease) in cash and cash equivalents	(54.2)	(42.5)	224.2	—	127.5
Cash and cash equivalents at beginning of period	236.9	48.4	346.1	—	631.4

Cash and cash equivalents at end of period	$182.7	$5.9	$570.3	$—	$758.9

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions)

Management's discussion and analysis of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Overview

On October 13, 2004, Viacom Inc. announced the completion of the exchange offer for the split-off of Blockbuster Inc. As a result, the Company's Video segment is reported as a discontinued operation as of September 30, 2004. Prior period information has been reclassified to conform to the current presentation.

Viacom Inc., together with its consolidated subsidiaries ("Viacom" or the "Company"), is a diversified worldwide entertainment company with operations in the following segments:

•
CABLE NETWORKS: The Cable Networks segment consists of MTV Networks ("MTVN"), including MTV MUSIC TELEVISION, NICKELODEON/NICK AT NITE, VH1, MTV2 MUSIC TELEVISION, TV LAND, SPIKE TV, CMT: COUNTRY MUSIC TELEVISION and COMEDY CENTRAL; SHOWTIME NETWORKS INC. ("SNI"); and the BET CABLE NETWORK and BET JAZZ: THE JAZZ CHANNEL, among other program services. Cable Networks revenues are generated primarily from advertising sales and affiliate fees. Cable Networks contributed 30% and 29% to consolidated revenues for the three and nine months ended September 30, 2004, respectively, and 28% and 27% for the three and nine months ended September 30, 2003, respectively.

•
TELEVISION: The Television segment consists of the CBS and UPN television networks, the Company's 39 owned broadcast television stations, and its television production and syndication business, including KING WORLD PRODUCTIONS and PARAMOUNT TELEVISION. Television revenues are generated primarily from advertising sales and television license fees. Television contributed 36% and 39% to consolidated revenues for the three and nine months ended September 30, 2004, respectively, and 36% and 38% for the three and nine months ended September 30, 2003, respectively.

•
RADIO: The Radio segment currently owns and operates 184 radio stations in 41 U.S. markets through INFINITY RADIO. Radio revenues are generated primarily from advertising sales. Radio contributed 10% to consolidated revenues for the three and nine months ended September 30, 2004 and 2003.

•
OUTDOOR: The Outdoor segment through VIACOM OUTDOOR displays advertising on media including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks and stadium signage. Outdoor revenues are generated primarily from advertising sales. Outdoor contributed 9% and 8% to consolidated revenues for the three and nine months ended September 30, 2004, respectively, and 8% and 9% for the three and nine months ended September 30, 2003, respectively.

•
ENTERTAINMENT: The Entertainment segment includes PARAMOUNT PICTURES, which produces and distributes theatrical motion pictures; SIMON & SCHUSTER which publishes and distributes consumer books, under imprints such as SIMON & SCHUSTER, POCKET BOOKS, SCRIBNER and THE FREE PRESS; PARAMOUNT PARKS, which is principally engaged in the ownership and operation of five theme parks and a themed attraction in the U.S. and Canada; and movie theater and music publishing operations. Entertainment revenues are generated primarily from feature film exploitation, publishing, theme park operations and movie theaters. Entertainment contributed 20% and 18% to consolidated revenues for the three and nine months ended September 30, 2004, respectively, and 21% and 19% for the three and nine months ended September 30, 2003, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2004 versus Three and Nine Months Ended September 30, 2003

Revenues

For the three months ended September 30, 2004, revenues of $5.5 billion increased 4% from $5.3 billion and for the nine months ended September 30, 2004, revenues of $16.2 billion increased 9% from $14.9 billion for the same prior-year period primarily driven by increases in advertising revenues and affiliate fees.

The tables below present the Company's consolidated revenues by type and the percentage and amount of contribution of each type of revenue to consolidated revenues, net of intercompany eliminations, for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,
		Percentage of Total		Percentage of Total	Better/(Worse)
Revenues by Type	2004		2003		$	%

Advertising sales	$3,063.3	56%	$2,888.7	55%	$174.6	6%
Affiliate fees	656.6	12	603.9	11	52.7	9
Feature film exploitation	472.7	9	530.8	10	(58.1)	(11)
TV license fees	431.2	8	480.7	9	(49.5)	(10)
Other	860.8	15	754.9	15	105.9	14

Total Revenues	$5,484.6	100%	$5,259.0	100%	$225.6	4%

	Nine Months Ended September 30,
		Percentage of Total		Percentage of Total	Better/(Worse)
Revenues by Type	2004		2003		$	%

Advertising sales	$9,696.9	60%	$8,638.9	58%	$1,058.0	12%
Affiliate fees	1,950.0	12	1,783.6	12	166.4	9
Feature film exploitation	1,441.1	9	1,469.2	10	(28.1)	(2)
TV license fees	1,101.0	7	1,153.9	8	(52.9)	(5)
Other	2,040.5	12	1,832.1	12	208.4	11

Total Revenues	$16,229.5	100%	$14,877.7	100%	$1,351.8	9%

Advertising sales increased 6% for the three months ended September 30, 2004 and 12% for the nine months ended September 30, 2004 reflecting growth in Cable Networks, Television, and Outdoor segments partially offset by a decline in Radio in the third quarter. Growth at Cable Networks was principally due to increased units sold and higher average unit rates at MTVN domestic channels. Growth in the Television segment primarily reflected increases in CBS Network primetime and increased political sales at the Stations group during the third quarter and higher advertising revenues from sports events for the nine months. Outdoor advertising growth reflected an increase in U.S. billboards and transit for the three and nine months and increases in European outdoor properties of 14% for the three months and 17% for the nine months ended September 30, 2004.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Affiliate fees for the three and nine months ended September 30, 2004 each increased 9% primarily driven by domestic rate increases and subscriber growth at MTVN and BET partially offset by declines at SNI.

Feature film revenues decreased 11% for the three months ended September 30, 2004 primarily due to a decrease in domestic home entertainment and network revenues. For the nine months ended September 30, 2004, Feature film revenues decreased 2% reflecting lower worldwide theatrical and domestic home entertainment revenues partially offset by higher international home entertainment and pay television revenues.

Television license fees for the three and nine months ended September 30, 2004 decreased 10% and 5%, respectively, compared with the same prior-year periods. The decrease for the three-month period reflected lower syndication due to fewer syndicated titles in initial availability and lower network license revenues.

Other revenues, which include revenues from consumer publishing, theme park operations, movie theaters, consumer products and home entertainment, increased 14% and 11%, for the three and nine months ended September 30, 2004, respectively. The increase primarily reflected higher home entertainment revenues of 93% and 72%, respectively, for the three-and nine-month periods and higher consumer product licensing revenues. Publishing revenues for the three and nine months ended September 30, 2004 increased 9% and 8%, respectively, primarily due to higher sales in the Adult Group and Children's Group during the three-and nine-month periods. Also contributing was an increase in Parks revenues of 7% and 9%, for the three and nine months ended September 30, 2004, respectively, due to an increase in attendance and the benefit of favorable foreign exchange rates partially offset by lower per capita spending.

International Revenues

The Company generated approximately 17% and 16% of its consolidated revenues internationally, principally from Europe and Canada, for the three and nine months ended September 30, 2004, respectively, and 16% and 15% internationally for the three and nine months ended September 30, 2003, respectively.

	Three Months Ended September 30, 2004				Nine Months Ended September 30, 2004
	2004	% of Total	2003	% of Total	2004	% of Total	2003	% of Total

Europe	$503.1	55%	$461.4	55%	$1,463.3	58%	$1,310.9	57%
Canada	224.9	25	220.0	27	588.4	23	548.8	24
All other	181.0	20	152.0	18	479.2	19	438.3	19

Total International Revenues	$909.0	100%	$833.4	100%	$2,530.9	100%	$2,298.0	100%

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Operating Expenses

The table below presents the Company's consolidated operating expenses by type:

	Three Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2004		2003		$	%

Production and program rights amortization expenses	$1,767.5	61%	$1,818.7	62%	$(51.2)	(3)%
Distribution expenses	319.7	11	346.7	12	(27.0)	(8)
Other	810.7	28	744.6	26	66.1	9

Total Operating Expenses	$2,897.9	100%	$2,910.0	100%	$(12.1)	—

	Nine Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2004		2003		$	%

Production and program rights amortization expenses	$5,687.5	64%	$5,336.9	64%	$350.6	7%
Distribution expenses	907.1	10	928.3	11	(21.2)	(2)
Other	2,255.5	26	2,056.0	25	199.5	10

Total Operating Expenses	$8,850.1	100%	$8,321.2	100%	$528.9	6%

For the three months ended September 30, 2004, operating expenses of $2.9 billion were relatively flat versus the same period last year and operating expenses of $8.9 billion for the nine months ended September 30, 2004 increased 6% over operating expenses for the same prior-year period.

Production and program rights amortization expense for the three months ended September 30, 2004 decreased 3% over the same prior-year period reflecting fewer network series in production during the current period and lower amortization of features film production costs partially offset by increases associated with new programming at Cable Networks and increased newsgathering costs at CBS. For the nine months ended September 30, 2004, production and program rights amortization expense increased 7% primarily reflecting increased sports rights amortization and higher costs for primetime series. Also contributing to the increase was the acquisition of Comedy Central in May 2003, new programming at the Cable Networks and higher amortization of feature film production costs. These increases were partially offset by fewer network series produced in 2004.

Distribution expenses decreased 8% for the third quarter of 2004 and 2% for the nine months ended September 30, 2004. The decrease primarily reflects decreased advertising spending for feature films in theatrical release.

Other operating expenses increased 9% and 10% for the three and nine months ended September 30, 2004, respectively, primarily reflecting higher Outdoor expenses of 7% and 10% from the impact of foreign exchange rates and higher transit and billboard lease costs. Also contributing to the increase was higher costs associated with publishing, parks and theater operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which include expenses incurred to provide back office support, occupancy, selling and marketing costs, increased 18% to $1.0 billion and 12% to $3.0 billion

Management's Discussion and Analysis of
Results of Operations and Financial Condition

for the three and nine months ended September 30, 2004, respectively. The increase for the three months primarily reflects higher employee compensation and commissions and the absence of a pre-tax gain of $40 million received in the third quarter of 2003 from the settlement of a 2001 physical damage and business interruption claim. The increase for the nine months ended September 30, 2004 was due to the factors noted above, severance charges of $56.2 million recorded in the second quarter of 2004 due to management changes and additional costs from Comedy Central, acquired in May 2003. These increases were partially offset by restructuring charges of $26.4 million recorded in the second quarter of 2003 from the acquisition of Comedy Central, lower advertising expenses and a decrease in pension and postretirement benefit costs in 2004. Selling, general and administrative expenses as a percentage of revenues was 19% for the three months ended September 30, 2004 versus 17% for the same prior-year period and was 19% for the nine months ended September 30, 2004 versus 18% for 2003.

Depreciation and Amortization

For the three and nine months ended September 30, 2004, depreciation and amortization increased 8% and 9%, respectively, primarily reflecting increases for Cable Networks leasehold improvements and transponders and Outdoor advertising properties.

Interest Expense

For the three and nine months ended September 30, 2004, interest expense decreased 8% to $176.8 million and 5% to $535.4 million, respectively, due to a reduction in debt including lower average commercial paper borrowings. The Company had approximately $9.7 billion of principal amount of debt outstanding (including current maturities) as of September 30, 2004 and 2003 at weighted average interest rates of 6.5% and 6.4%, respectively.

Interest Income

For the three months ended September 30, 2004, interest income increased $5.2 million to $8.5 million and for the nine months ended September 30, 2004, increased $6.8 million to $16.2 million primarily due to increased cash and cash equivalents.

Other Items, Net

Other items, net of $8.4 million for the three months ended September 30, 2004 principally reflected foreign exchange gains of $15.8 million and a gain on the sale of investments of $6.0 million partially offset by losses of $5.4 million associated with securitizing trade receivables and a loss on the sale of investments of $8.0 million. For the nine months ended September 30, 2004, Other items, net of $29.4 million principally reflected a gain on the sale of investments of $36.6 million and foreign exchange gains of $25.5 million partially offset by a non-cash charge of $20.1 million associated with other-than-temporary declines in the Company's investments and losses of $12.6 million associated with securitizing trade receivables.

For the three months ended September 30, 2003, Other items, net reflected a net loss of $5.2 million principally consisting of foreign exchange losses of $6.8 million and losses associated with securitizing trade receivables partially offset by a net gain on the sale of investments. For the nine months ended September 30, 2003, Other items, net of $12.6 million principally reflected foreign exchange gains of $10.4 million and an insurance recoupment of $5.6 million, partially offset by net losses associated with securitizing trade receivables and net losses on the sale and writedown of investments.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Provision for Income Taxes

For the three months ended September 30, 2004, the Company's effective income tax rate decreased to 36.6% from 40.2% in the third quarter 2003. For the nine months ended September 30, 2004, the Company's effective tax rate decreased to 36.1% from 40.5% for the same prior-year period. The decrease in the effective income tax rates for both periods was principally due to the recognition of a tax benefit from the resolution of certain income tax audits. Excluding this tax benefit, the effective tax rates were 39.9% and 40.6% for the three and nine months ended September 30, 2004.

Equity in Earnings (Loss) of Affiliated Companies, Net of Tax

Equity in earnings (loss) of affiliated companies, net of tax, reflects the operating results of the Company's equity investments. For the three and nine months ended September 30, 2004, losses of $27.7 million and $38.2 million, respectively, principally reflect losses from international theater ventures recorded in connection with their divestiture, which occurred in the fourth quarter of 2004.

Minority Interest, Net of Tax

Minority interest primarily reflects the minority ownership of certain theaters and international pay television ventures.

Net Earnings (Loss) from Discontinued Operations

Net earnings (loss) from discontinued operations reflect the operating results of Blockbuster which was split-off from the Company on October 13, 2004. For the three and nine months ended September 30, 2004, net loss from discontinued operations was $1.2 billion and $1.1 billion, respectively, versus net earnings of $51.7 million and $169.4 million, respectively, for the same prior-year periods. The decrease for both periods primarily reflects a non-cash impairment charge of $1.5 billion ($1.2 billion net of minority interest and tax) recorded in the third quarter of 2004 for the impairment of goodwill and other long-lived assets in accordance with SFAS 142 "Goodwill and Other Intangible Assets" ("SFAS 142") and SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 142 requires goodwill to be evaluated for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Blockbuster performed an interim impairment test of its goodwill during the third quarter of 2004 because of factors surrounding Viacom's exchange offer for the split-off of Blockbuster.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Cumulative Effect of Change in Accounting Principle, Net of Minority Interest and Tax

Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" which requires the capitalization of asset retirement costs as part of the total cost of the related long-lived asset and the depreciation of this cost over the corresponding asset's useful life. As a result of the adoption of this standard, the Company recorded a charge of $18.5 million, or $.01 per share, reflected as a cumulative effect of change in accounting principle, net of minority interest and tax, in the Consolidated Statement of Operations for the nine months ended September 30, 2003.

Net Earnings (Loss)

The Company reported a net loss of $487.6 million for the three months ended September 30, 2004 versus net earnings of $699.6 million for the comparable prior-year period and net earnings of $976.7 million for the nine months ended September 30, 2004 as compared with net earnings of $1.8 billion for the nine months ended September 30, 2003. The decrease in net earnings for the three and nine months was primarily due to the non-cash impairment charge of $1.2 billion, net of minority interest and tax, for the impairment of Blockbuster's goodwill and other long lived assets recorded in the third quarter of 2004 in net loss from discontinued operations. Net earnings for the three and nine months ended September 30, 2004 also included a tax benefit of $38.8 million and $149.3 million, respectively, from the resolution of certain income tax audits. These decreases were partially offset by revenue growth principally from increases in advertising and affiliate fee revenues.

Segment Results of Operations

The tables below present the Company's revenues, operating income and depreciation and amortization by segment, for the three and nine months ended September 30, 2004 and 2003, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues:
Cable Networks	$1,668.2	$1,465.4	$4,663.3	$3,982.1
Television	1,969.1	1,882.6	6,305.7	5,669.1
Radio	529.3	551.7	1,545.7	1,546.5
Outdoor	478.7	434.6	1,366.0	1,275.3
Entertainment	1,082.3	1,098.0	2,884.8	2,816.2
Eliminations	(243.0)	(173.3)	(536.0)	(411.5)

Total Revenues	$5,484.6	$5,259.0	$16,229.5	$14,877.7

Management's Discussion and Analysis of
Results of Operations and Financial Condition

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Operating Income:
Cable Networks	$690.6	$612.8	$1,834.0	$1,537.8
Television(a)	388.5	362.3	1,252.3	997.1
Radio	221.9	266.2	687.6	722.8
Outdoor	57.6	44.5	149.0	148.2
Entertainment(a)	100.1	111.7	201.3	205.4
Corporate expenses(a)	(52.0)	(46.3)	(176.2)	(127.0)
Residual costs(b)	(28.5)	(36.6)	(85.4)	(109.8)
Eliminations	(33.7)	(34.7)	(92.7)	(46.3)

Total Operating Income(a)	$1,344.5	$1,279.9	$3,769.9	$3,328.2

(a)
For the nine months ended September 30, 2004, total operating income includes severance charges of $56.2 million, reported as follows: Television ($10.4 million), Entertainment ($10.4 million) and Corporate expenses ($35.4 million).

(b)
Residual costs primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Depreciation and Amortization:
Cable Networks	$57.3	$48.2	$178.3	$143.9
Television	36.7	37.8	110.0	111.8
Radio	6.8	6.6	22.6	20.5
Outdoor	56.8	53.9	167.5	160.8
Entertainment	35.6	32.5	100.7	94.9
Corporate expenses	5.5	5.6	16.8	17.0

Total Depreciation and Amortization	$198.7	$184.6	$595.9	$548.9

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Cable Networks (Basic Cable Television Program Services through MTV Networks ("MTVN"), including MTV, VH1, Nickelodeon/Nick at Nite, TV Land, MTV2, Spike TV, Comedy Central and CMT; BET and BET Jazz: The Jazz Channel; and through Showtime Networks Inc. ("SNI"), owner of several Premium Subscription Television Program Services)

(Contributed 30% and 29% to consolidated revenues for the three and nine months ended September 30, 2004 versus 28% and 27% for the prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$1,668.2	$1,465.4	$4,663.3	$3,982.1
Operating income (OI)	$690.6	$612.8	$1,834.0	$1,537.8
OI as a % of revenues	41%	42%	39%	39%
Depreciation and amortization	$57.3	$48.2	$178.3	$143.9
Capital expenditures	$21.9	$23.4	$52.9	$56.4

For the three and nine months ended September 30, 2004, Cable Networks revenues increased 14% to $1.7 billion and 17% to $4.7 billion, respectively. Approximately 10% and 8% of Cable Networks revenues were generated from international regions, principally Europe, for the three months ended September 30, 2004 and 2003, respectively, and 9% and 8% for the nine months ended September 30, 2004 and 2003, respectively. Comedy Central, which was acquired in May 2003, contributed 5% to Cable Networks nine month revenue growth.

The increase in Cable Networks revenues was principally driven by advertising revenue growth of 16% for the quarter and 24% for the nine months. Advertising revenues at MTVN grew 17% for the three months and 25% for the nine months reflecting an increase in the number of units sold and higher average unit rates at domestic channels. BET advertising revenues increased 1% and 13% for the three and nine months, respectively, principally due to an increase in the number of units sold and partially offset by a reserve for audience deficiency liabilities. Cable affiliate fees increased 8% for both the quarter and the nine months, driven by rate increases and subscriber growth at MTVN and BET, partially offset by revenue declines of 1% and 2%, respectively, for the quarter and nine months, at SNI. Ancillary revenues for Cable Networks increased 33% and 25%, respectively, for the three and nine months ended September 30, 2004, benefiting from higher Nickelodeon consumer product licensing revenues, higher home video revenues led by the CHAPPELLE'S SHOW DVD and higher licensing and syndication revenues.

For the three and nine months ended September 30, 2004, Cable Networks operating income increased 13% to $690.6 million and 19% to $1.8 billion, respectively, reflecting higher revenues partially offset by a 15% and 16% increase in total expenses, respectively. The increase in total expenses for the quarter and nine months was driven by a 12% and 17% respective increase in operating expenses driven by higher programming costs. Selling, general and administrative expenses for the three and nine months increased 18% and 13%, respectively, primarily due to higher sales-related costs.

In August 2004, the Company acquired 75.8% of VIVA Media AG for $306.9 million. Pursuant to a tender offer, the Company subsequently purchased additional shares of VIVA Media AG in September for $45.4 million and in October 2004 for $38.4 million, raising the Company's total ownership to

Management's Discussion and Analysis of
Results of Operations and Financial Condition

97.8% for a total purchase price of $390.7 million. VIVA's results are included as part of MTV Networks since the date of acquisition.

During the third quarter of 2004, Cable Networks recorded a decrease of $9.7 million to restructuring reserves due to a change in estimate for a 2001 charge at MTVN. Additionally, during the nine months ended September 30, 2004 MTVN revised its initial estimate of severance liabilities for the acquisition of Comedy Central by $1.6 million. The initial charge for Comedy Central was recorded in the second quarter of 2003. Severance payments will continue through 2005 since certain employees will be paid out over the terms of their employment contracts.

Television (CBS and UPN Television Networks and Stations; Television Production and Syndication)

(Contributed 36% and 39% to consolidated revenues for the three and nine months ended September 30, 2004 versus 36% and 38% for the prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$1,969.1	$1,882.6	$6,305.7	$5,669.1
Operating income (OI)	$388.5	$362.3	$1,252.3	$997.1
OI as a % of revenues	20%	19%	20%	18%
Depreciation and amortization	$36.7	$37.8	$110.0	$111.8
Capital expenditures	$35.2	$29.8	$70.7	$94.5

For the three and nine months ended September 30, 2004, Television revenues increased 5% to $2.0 billion and 11% to $6.3 billion, respectively. The revenue increases for the third quarter were principally driven by advertising revenue growth at the broadcast networks and the Stations group, higher home entertainment revenue partially offset by lower television license revenues. CBS and UPN Networks combined advertising revenues increased 4% with an 8% increase in CBS primetime due to 11% average rate increases. For the quarter, the Stations group delivered 3% year-over-year advertising revenue growth due mainly to increased political spending and the strength of CBS Network ratings in primetime. For the three months, home entertainment revenue increased due to the contributions from the DVD release of certain STAR TREK series. For the nine months ended September 30, 2004, CBS and UPN Networks combined delivered 14% advertising revenue growth led by 12% growth in CBS primetime with a 13% average rate increase. CBS Network and the Stations group advertising revenues benefited from the telecast of SUPER BOWL XXXVIII. For the nine months, the Stations group advertising revenue increased 8% reflecting more units sold at higher average unit rates.

Television revenues for the quarter reflected a 1% decrease in television license revenues principally due to fewer syndication titles in initial availability. The third quarter included the domestic syndication of CSI and GIRLFRIENDS as well as the cable sale of JAG. The prior year's quarter contained the domestic syndication of BECKER and THE PARKERS in addition to the cable sales of SABRINA, THE TEENAGE WITCH and THE DIVISION. For the nine months, television license revenues increased 8% benefiting from the basic cable availability of STAR TREK: DEEP SPACE NINE, the renewal by incumbent stations of EVERYBODY LOVES RAYMOND and from the renewal of an international licensing agreement for STAR TREK: THE NEXT GENERATION, STAR TREK: VOYAGER and STAR TREK: DEEP SPACE NINE.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

For the three and nine months ended September 30, 2004, Television operating income increased 7% and 26%, respectively principally due to the revenue increases noted above. Total expenses increased 4% and 8% for the three and nine months, respectively, primarily due to higher production and programming for the nine months, and higher selling, general and administrative expenses. Production costs and programming expenses decreased 1% for the quarter and increased 6% for the nine months. The nine month increase was principally due to higher program rights amortization for sports events. Included in selling, general and administrative expenses was a severance charge of $10.4 million recorded in the second quarter of 2004 related to a management change. Included in the prior year's quarter was $27 million for insurance recoveries. Depreciation and amortization declined 3% and 2% for the three and nine months, respectively. Capital expenditures for the nine months ended September 30, 2004 decreased as the prior-year period included the upgrade of broadcast equipment at the Stations group.

Radio (Radio Stations)

(Contributed 10% to consolidated revenues for all periods presented.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$529.3	$551.7	$1,545.7	$1,546.5
Operating income (OI)	$221.9	$266.2	$687.6	$722.8
OI as a % of revenues	42%	48%	44%	47%
Depreciation and amortization	$6.8	$6.6	$22.6	$20.5
Capital expenditures	$9.1	$4.7	$19.7	$11.0

For the three months ended September 30, 2004, Radio revenues decreased 4% to $529.3 million reflecting continued weakness in national and local advertising. For the nine months ended September 30, 2004, revenues were flat at $1.5 billion. Radio's revenues are generated domestically from 184 radio stations. The advertising revenues decrease for the quarter reflects a decline in units sold which led to a lower sell-out rate. For the nine months, advertising revenues decreased slightly due to fewer units sold at higher rates. Radio receives consideration for management services provided to Westwood One, an affiliated company. Revenues from these arrangements were approximately $16.7 million and $49.7 million for the three and nine months ended September 30, 2004 versus $15.5 million and $49.0 million for the comparable prior-year periods.

Operating income declined 17% to $221.9 million for the quarter and decreased 5% to $687.6 million for the nine months ended September 30, 2004 due to the revenue decreases noted above. Total expenses, which include operating, selling, general and administrative expenses and depreciation and amortization, increased 8% for the quarter primarily due to the absence of $13 million from insurance recoveries recorded in the prior year's third quarter and higher contractual talent and employee-related expenses. For the nine months, total expenses increased 4% primarily due to a 4% increase in programming expenses, including on-air talent and program rights and other production costs and higher selling, general and administrative expenses. The Company's radio stations, along with the radio sector in general, are continuing to experience softness in advertising revenues. The Company expects this trend to continue through the end of the fourth quarter of 2004.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Outdoor (Outdoor Advertising Properties)

(Contributed 9% and 8% to the consolidated revenues for the three and nine months ended September 30, 2004 versus 8% and 9% for the prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$478.7	$434.6	$1,366.0	$1,275.3
Operating income (OI)	$57.6	$44.5	$149.0	$148.2
OI as a % of revenues	12%	10%	11%	12%
Depreciation and amortization	$56.8	$53.9	$167.5	$160.8
Capital expenditures	$13.6	$15.6	$34.7	$46.5

For the three and nine months ended September 30, 2004, Outdoor revenues increased 10% to $478.7 million and 7% to $1.4 billion, respectively. In the third quarter, revenue growth was driven by a 14% increase in Europe, a 5% increase in U.S. billboards and transit, and a 33% increase in Canada and Mexico. The growth in European revenues primarily reflected the continuing benefit of favorable exchange rates. For the nine months, the revenue growth reflects a 17% increase in Europe, a 1% increase in U.S. billboards and transit, a 12% increase in Canada partially offset by a 9% decrease in Mexico. The estimated total impact of exchange rate fluctuations for Outdoor revenues was approximately $16 million in additional revenues for the three months ended September 30, 2004 versus the same period last year and approximately $50 million in additional revenues for the first nine months of 2004. Approximately 43% and 41% of Outdoor's revenues were generated from international regions, principally Europe, for the three months ended September 30, 2004 and 2003, respectively, and 45% and 42% for the nine months ended September 30, 2004 and 2003, respectively.

Operating income for the three and nine months ended September 30, 2004 increased 29% to $57.6 million and 1% to $149.0 million, respectively. The year-over-year increases in operating income were driven by the above mentioned revenue increases combined with more moderate increases in expenses. Total expenses, which include operating, selling, general and administrative expenses and depreciation and amortization, increased 8% for both the three-and nine-month periods. For both periods, the increase in expenses was driven by higher operating expenses from the negative impact of foreign exchange fluctuation, higher U.S. billboard and transit lease costs and higher selling, general and administrative expenses from higher compensation costs.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Entertainment (Production and distribution of Motion Pictures; Consumer Publishing as well as the operation of Theme Parks, Movie Theaters and Music Publishing)

(Contributed 20% and 18% to consolidated revenues for the three and nine months ended September 30, 2004 versus 21% and 19% for the prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$1,082.3	$1,098.0	$2,884.8	$2,816.2
Operating income (OI)	$100.1	$111.7	$201.3	$205.4
OI as a % of revenues	9%	10%	7%	7%
Depreciation and amortization	$35.6	$32.5	$100.7	$94.9
Capital expenditures	$10.2	$10.5	$48.3	$45.6

For the three months ended September 30, 2004, Entertainment revenues decreased 1%, to $1.1 billion principally reflecting lower revenues from Features, partially offset by higher revenues from Publishing, Parks and Theaters. For the nine months ended September 30, 2004, Entertainment revenues increased 2% to $2.9 billion principally reflecting higher revenues from Publishing, Parks and Theaters, partially offset by lower revenues from Features. Approximately 35% and 36% of Entertainment's revenues were generated from international regions, principally Europe and Canada for the three and nine months ended September 30, 2004 and approximately 35% was generated internationally for the comparable prior-year periods.

Publishing revenues for the three and nine months increased 9% and 8%, respectively, primarily due to the impact of several top-selling Adult Group titles including FAMILY FIRST by Dr. Phil McGraw, THE DARK TOWER VII by Stephen King and THE GOOD EARTH by Pearl Buck.

Parks revenues for the three and nine months increased 7% and 9%, respectively, primarily due to a 9% and 12% respective increases in attendance partially offset by lower average per capita spending. Parks also benefited from favorable foreign currency translation.

Theaters revenues for the three and nine months increased 4% and 7%, respectively, primarily from the benefit of favorable foreign currency translation and higher average admission prices and per capita spending, partially offset by slightly lower attendance.

Features revenues for the three months decreased 9% primarily due to decreases in domestic home entertainment and network revenues, partially offset by increases in domestic pay television and international home entertainment revenues. Home entertainment revenues included domestic contributions from MEAN GIRLS and THE PRINCE AND ME, and international contributions from SCHOOL OF ROCK. Feature film license revenues from broadcast networks decreased, while license revenues from pay television increased, both due to a change in mix of available titles.

Features revenues for the nine months decreased 2% primarily due to decreased worldwide theatrical, international television syndication, and domestic home entertainment revenues, partially offset by increased international home entertainment and worldwide pay television revenues. Theatrical revenues included domestic contributions from MEAN GIRLS, MANCHURIAN CANDIDATE and STEPFORD WIVES and international contributions from SCHOOL OF ROCK, MEAN GIRLS and COLLATERAL. International television syndication revenues were lower due to a change in mix of available titles.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Entertainment's operating income for the three months ended September 30, 2004 decreased 10% as a result of the revenue decreases noted above while total expenses which include operating, selling, general and administrative expenses and depreciation and amortization, were essentially flat. The increases in selling, general and administrative expenses as well as depreciation and amortization were offset by the decrease in operating expenses, principally from lower features distribution costs.

Entertainment's operating income for the nine months ended September 30, 2004 decreased by 2%, primarily due to the revenue increases noted above, offset by higher operating expenses. Total expenses were up 3% for the nine months due to higher operating expenses for Publishing, Parks and Theaters as well as higher selling, general and administrative expenses for Features which included in the second quarter of 2004 a severance charge of $10.4 million and higher depreciation expense for Theaters, partially offset by lower Features distribution costs. Theaters expenses were negatively impacted by foreign exchange fluctuations.

Financial Position

Current assets increased $1.7 billion to $9.4 billion at September 30, 2004 from $7.8 billion at December 31, 2003 primarily due to a $1.8 billion increase in cash. This increase was partially offset by a $226.8 million decrease in receivables, due primarily to higher home entertainment receivables at December 31, 2003. The allowance for doubtful accounts as a percentage of receivables was 5.9% at September 30, 2004 compared with 6.5% at December 31, 2003.

Net property and equipment decreased $105.9 million from December 31, 2003 primarily reflecting depreciation expense of $521.8 million partially offset by capital expenditures of $251.0 million, additional property and equipment from acquisitions of $130.2 million and an increase in capital leases of $76.7 million.

Current liabilities remained relatively flat at $7.6 billion at September 30, 2004 reflecting an increase in program rights obligations for network television partially offset by decreases in accounts payable and accrued compensation primarily due to the timing of payments. Total long-term debt, including current maturities, increased $11.8 million to $9.7 billion at September 30, 2004 principally reflecting additional capital leases offset by the repayment of notes payable to banks.

Other assets of discontinued operations decreased $1.6 billion to $2.7 billion at September 30, 2004 due primarily to a non-cash impairment charge of $1.5 billion recorded by Blockbuster in the third quarter of 2004 for the impairment of goodwill in accordance with SFAS 142. Other liabilities of discontinued operations increased $702.5 million to $1.8 billion at September 30, 2004 primarily reflecting Blockbuster's assumption of additional debt as a result of its payment of a special cash distribution to its stockholders in September 2004.

Cash Flows

Cash and cash equivalents increased by $1.8 billion for the nine months ended September 30, 2004. The change in cash and cash equivalents was as follows:

	Nine Months Ended September 30,
	2004	2003

Cash provided by operating activities from continuing operations	$2,647.7	$2,248.8
Cash provided by (used for) investing activities from continuing operations	219.3	(1,554.3)
Cash used for financing activities from continuing operations	(1,018.9)	(573.3)
Net cash flow from discontinued operations	(54.7)	6.3

Increase in cash and cash equivalents	$1,793.4	$127.5

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Operating Activities.    Net cash flow provided by operating activities from continuing operations of $2.6 billion for the nine months ended September 30, 2004 principally reflected net earnings from continuing operations of $2.1 billion adjusted for depreciation and amortization of $595.9 million. Net cash flow provided by operating activities from continuing operations of $2.2 billion for the nine months ended September 30, 2003 principally reflected net earnings from continuing operations of $1.7 billion adjusted for depreciation and amortization of $548.9 million. Cash flow from operations also reflected decreases in accrued compensation and other accrued expenses.

Cash paid for income taxes for the nine months ended September 30, 2004 was $830.3 million versus $569.3 million for the nine months ended September 30, 2003. Full year 2004 cash taxes from continuing operations are expected to be approximately $1.3 billion to $1.4 billion.

Investing Activities.    Net cash flow provided by investing activities from continuing operations of $219.3 million for the nine months ended September 30, 2004 principally reflected the $738.1 million received as part of the special distribution paid by Blockbuster to its stockholders in September 2004, offset by acquisitions of $345.2 million, primarily for the acquisition of VIVA Media AG, as well as capital expenditures of $251.0 million principally for broadcasting equipment, outdoor advertising structures and construction of new park attractions. Net cash expenditures for investing activities from continuing operations of $1.6 billion for the nine months ended September 30, 2003 principally reflected capital expenditures of $259.6 million and acquisitions of $1.3 billion primarily reflecting the acquisition of the remaining 50% interest in Comedy Central not previously owned, as well as Outdoor's acquisition of a billboard operator in Puerto Rico.

Financing Activities.    Cash used for financing activities from continuing operations of $1.0 billion for the nine months ended September 30, 2004 principally reflected the purchase of Company common stock of $645.3 million, dividend payments of $311.6 million and the repayment of notes and debentures of $80.3 million, partially offset by the proceeds from the exercise of stock options of $94.4 million. Cash used for financing activities from continuing operations of $573.3 million for the nine months ended September 30, 2003 reflected the repayment of notes and debentures of $764.5 million, the purchase of Company common stock of $449.6 million and the net repayment of bank debt of $163.4 million partially offset by proceeds from the issuance of notes and debentures of $736.5 million.

Share Purchase Program and Cash Dividends

On October 28, 2004, the Company announced that its Board of Directors has approved a stock purchase program under which the Company is authorized to acquire from time to time up to $8.0 billion in Viacom Class A Common Stock and non-voting Class B Common Stock. The program succeeds and replaces the Company's $3.0 billion stock purchase program announced in 2002, under which 40.7 million shares of Class B Common Stock have been purchased for $1.7 billion. The Company will finance the purchase program using a combination of cash and investments, future cash flows and borrowing capacity consistent with the Company's current credit profile. From October 28 through November 5, 2004 the Company has purchased 14.1 million shares of Viacom Class B Common Stock for approximately $517.5 million.

On July 21, 2004, Viacom's Board of Directors declared a quarterly cash dividend of $.06 per share on Viacom Class A and Class B Common Stock. The dividend of $103.6 million was paid on October 1, 2004 to stockholders of record at the close of business on August 31, 2004. Year-to-date through October 1, 2004, the Company has paid dividends of $415.2 million to stockholders. On October 28,

Management's Discussion and Analysis of
Results of Operations and Financial Condition

2004, the Company announced an increase in the quarterly cash dividend on Viacom Class A and Class B Common Stock to $.07 per share from $.06 per share. The increased dividend is payable on January 1, 2005 to stockholders of record at the close of business on November 30, 2004.

Capital Structure

The following table sets forth the Company's long-term debt:

	At September 30, 2004	At December 31, 2003

Notes payable to banks	$6.2	$7.2
Commercial paper	—	20.0
Senior debt (4.625%-8.875% due 2005-2051)	9,233.7	9,273.0
Senior subordinated debt (10.5% due 2009)	—	66.3
Other notes	1.0	1.2
Obligations under capital leases	430.5	291.9

Total Debt	9,671.4	9,659.6
Less current portion	67.1	51.5

Total Long-Term Debt	$9,604.3	$9,608.1

The Company's total debt presented above includes (i) an aggregate unamortized premium of $35.8 million and $41.4 million and (ii) the change in the carrying value of the debt, since inception, relating to fair value swaps of $31.0 million and $48.2 million for the periods ending September 30, 2004 and December 31, 2003, respectively.

The senior debt of Viacom Inc. is fully and unconditionally guaranteed by its wholly owned subsidiary, Viacom International Inc. ("Viacom International"). Senior debt in the amount of $52.2 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

On July 15, 2004, the Company redeemed all of the outstanding Go Outdoor Systems Holdings S.A. 10.5% senior subordinated notes due 2009, at a redemption price equal to 105.25% of the principal amount.

During the third quarter of 2004, the Company entered into $50 million notional amount of swap agreements, which converted fixed rate debt obligations into variable rate debt obligations. The swaps mature in January 2006 and the Company receives an interest rate of approximately 2.9%, while paying three-month LIBOR.

During the second quarter of 2004, the Company entered into $300 million notional amount of swap agreements, which converted fixed rate debt obligations into variable rate debt obligations. The swaps mature on January 2006 and the Company receives an interest rate of approximately 2.7%, while paying three-month LIBOR on $150 million and receives an interest rate of approximately 3.6%, while paying six-month LIBOR on $150 million.

Accounts Receivable Securitization Programs

As of September 30, 2004, the Company had an aggregate of $1.0 billion outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from these programs were used to reduce

Management's Discussion and Analysis of
Results of Operations and Financial Condition

outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs meet certain performance ratios. As of September 30, 2004, the Company was in compliance with the required ratios under the receivable securitization programs, except for one performance ratio under one program, for which a waiver has been received, due to the write-off of a receivable from a third party.

Liquidity and Capital Resources

The Company believes that its future operating cash flows, cash and cash equivalents ($2.5 billion at September 30, 2004), borrowing capacity under committed bank facilities (which consisted of unused revolving credit facilities, of $4.27 billion at September 30, 2004), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments and its financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film operations, and talent contracts will come primarily from cash flow from operations.

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

The Company anticipates that future debt maturities will be funded with cash and cash equivalents, cash flows generated from operating activities and other debt financing. There are no provisions in any of the Company's material financing agreements that would cause an acceleration of the obligation in the event of a downgrade in the Company's debt ratings.

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

Commitments

The Company's commitments not recorded on the balance sheet primarily consist of programming and talent commitments, operating lease arrangements, purchase obligations for goods and services and guaranteed minimum franchise payments. These arrangements result from the Company's normal course of business and represent obligations that are payable over several years. Programming and talent commitments of the Company are estimated to aggregate approximately $12.7 billion at September 30, 2004 and $13.2 billion at December 31, 2003. On November 8, 2004, the Company entered into a six-year follow-on contract with the National Football League, increasing the Company's commitments with respect to sports programming rights by approximately $3.7 billion.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Guarantees

As of September 30, 2004, the Company owned a 50% equity interest in United Cinemas International ("UCI"), which operates movie theaters in Europe, Latin America and Asia and guaranteed approximately $307.8 million of UCI's debt obligations under a revolving credit facility, which expires in December 2004, and $164.0 million of UCI's theater leases. In October 2004, the Company sold its equity interest in UCI. The Company also owns a 50% interest in WF Cinema Holdings, L.P., and Grauman's Theatres LLC and guarantees certain theater leases for approximately $13.8 million. The debt and lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of September 30, 2004 as they were provided by the Company prior to the adoption of FIN 45.

Additionally, the Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $336.6 million at September 30, 2004 and are not recorded on the balance sheet as of September 30, 2004.

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

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2004, the Company had pending approximately 112,200 asbestos claims, as compared with approximately 112,280 as of December 31, 2003 and approximately 124,300 as of September 30, 2003. Of the claims pending as of September 30, 2004, approximately 82,430 were pending in state courts, 27,210 in federal courts and approximately 2,560 were third party claims. During the third quarter of 2004, the Company received approximately 3,470 new claims and closed or moved to an inactive docket approximately 7,450 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

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

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers; and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at September 30, 2004. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and that these asbestos liabilities are not likely to have a material adverse effect on its results of operations, financial position or cash flows.

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

Discontinued Operations

On October 13, 2004, the Company announced the completion of the exchange offer for the split-off of Blockbuster Inc. (NYSE: BBI and BBI.B). Under the terms of the offer, Viacom accepted 27,961,165 shares of Viacom common stock in exchange for the 144 million shares of Blockbuster that Viacom owned. Each share of Viacom Class A or Class B Common Stock accepted for exchange by Viacom were exchanged for 5.15 shares of Blockbuster common stock, consisting of 2.575 shares of Blockbuster class A common stock and 2.575 shares of Blockbuster class B common stock.

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

During the third quarter of 2004, the Company adopted FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act")" ("FSP 106-2") for employers that sponsor postretirement health care plans that provide prescription drug benefits, and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. Based on proposed Centers for Medicare & Medicaid Services regulations issued to date, the Company is unable to conclude whether benefits provided by the Plan are at least actuarially equivalent to benefits available though Medicare Part D. Therefore, the measure of the accumulated postretirement benefit obligation and net periodic postretirement expense disclosed in the notes to the financial statements do not reflect any amount associated with potential subsidies under the Act. The Company expects to be able to determine the actuarial equivalency of benefits provided by the Plan when additional guidance and final regulations are issued and does not expect it will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

On September 30, 2004 the Emerging Issue Task Force (EITF) of FASB issued Topic No. D-108 "Use of the Residual Method to Value Acquired Assets Other than Goodwill" ("D-108"). D-108 requires the direct value method be used to value intangible assets other than goodwill for such assets acquired in business combinations completed after September 29, 2004. D-108 also requires that registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing shall perform an impairment test using the direct value method on all intangible assets that were previously valued no later than the beginning of fiscal years beginning after December 15, 2004 though early adoption is permissible. Impairments resulting from the application of the direct value method and the related tax effects should be reported as a cumulative effect of a change in accounting principle. The Company is in the process of evaluating the impact the adoption of D-108 will have on the Company's financial position or statement of operations.

Related Parties

National Amusements, Inc. ("NAI") is a closely held corporation that beneficially owns the Company's Class A Common Stock, representing approximately 71% of the voting power of all classes of the Company's Common Stock, and approximately 11% of the Company's Class A Common Stock and Class B Common Stock on a combined basis at September 30, 2004. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board of Directors and Chief Executive Officer of the Company.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

NAIRI, Inc., a wholly owned subsidiary of NAI, and NAI, have entered into an agreement with the Company to participate in the Company's share purchase program on a pro-rata basis. The agreement, which has been approved by an independent committee of Viacom directors, will prevent the buyback from increasing NAIRI's economic interest in Viacom.

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount Pictures, a division of the Company. During the nine months ended September 30, 2004 and September 30, 2003, respectively, NAI made payments to Paramount Pictures in the aggregate amount of $5.5 million and $9.6 million.

NAI and Mr. Redstone owned in the aggregate approximately 74% of the common stock of Midway Games Inc. ("Midway") as of September 30, 2004. The Company's cable networks sell advertising time to Midway and revenues from these transactions were $3.2 million and $.3 million for the nine months ended September 30, 2004 and 2003, respectively.

The Company owns a minority equity interest in Westwood One, Inc. ("Westwood One"). Most of the Company's radio stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's radio programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and in certain instances, shares in revenue from the sale by Westwood One of Infinity's programming. In addition, Radio provides certain management services to Westwood One for which the Company receives a management fee. CBS Television and Cable Networks also enter into programming agreements with Westwood One. Revenues from these arrangements were approximately $19.7 million and $20.2 million for the three months ended September 30, 2004 and 2003, respectively and $64.2 million and $65.2 million for the nine months ended September 30, 2004 and 2003, respectively.

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q, including "Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. The following important factors, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements: advertising market conditions generally; changes in the public acceptance of the Company's programming; changes in technology and its effect on competition in the Company's markets; changes in the Federal Communications laws and regulations; the impact of piracy on the Company's products; the impact of consolidation in the market for the Company's programming; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company's businesses generally; and other factors described in the Company's filings made under the securities laws, including, among others, those set forth under "Risk Factors" and "Cautionary Statement Concerning Forward-Looking

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Statements" in our Annual Report on Form 10-K for the year ended December 31, 2003. The forward-looking statements included in this document are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes to market risk since reported in the Company's Annual Report of Form 10-K for the year ended December 31, 2003.

Item 4.    Controls and Procedures.

The Company's chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

No change in the Company's internal control over financial reporting occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of Viacom Inc.'s purchases of its Class B Common Stock during the three months ended September 30, 2004 under its $3.0 billion stock purchase program authorized by its Board of Directors in 2002 and publicly announced on October 10, 2002. On October 28, 2004, the Company announced that its Board of Directors has approved a stock purchase program under which the Company is authorized to acquire from time to time up to $8 billion in Viacom Class A Common Stock and non-voting Class B Common Stock. The program succeeds and replaces the Company's $3 billion stock purchase program and the activity for the reported period is summarized below:

	Total Number of Shares Purchased	Average Price Per Share	Authorization Remaining

(In millions, except per share amounts)
June 30, 2004			$1,312
July 1, 2004 — September 30, 2004	—	—	—

	—	—	$1,312

Item 6.    Exhibits.

Exhibit No.		Description of Document
(3)		Articles of Incorporation and By-laws
(a)
Amended and Restated Certificate of Incorporation of Viacom Inc., effective May 21, 2003 (incorporated by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2003) (File No. 001-09553), as amended by the Certificate of Designation of Series D Fully Participating Preferred Stock of Viacom Inc., effective August 20, 2004 (filed herewith).
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
(10)		Material Contracts
	(a)	Agreement among Viacom Inc., NAIRI, Inc. and National Amusements, Inc. dated as of October 28, 2004 (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)

(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIACOM INC. (Registrant)
Date: November 9, 2004	/s/ Richard J. Bressler Richard J. Bressler Senior Executive Vice President Chief Financial Officer
Date: November 9, 2004	/s/ Susan C. Gordon Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description of Document

(3)		Articles of Incorporation and By-laws
(a)
Amended and Restated Certificate of Incorporation of Viacom Inc., effective May 21, 2003 (incorporated by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2003) (File No. 001-09553), as amended by the Certificate of Designation of Series D Fully Participating Preferred Stock of Viacom Inc., effective August 20, 2004 (filed herewith).
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
(10)		Material Contracts
	(a)	Agreement among Viacom Inc., NAIRI, Inc. and National Amusements, Inc. dated as of October 28, 2004 (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)

(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).