Form 10-K
period 2004-12-31
VIACOM INC
filed 2005-03-16
CIK 813828

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

None

(Title Of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☒    No ☐

        As of June 30, 2004, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of Viacom Inc. Class A Common Stock, $0.01 par value ("Class A Common Stock"), held by non-affiliates was approximately $1,396,419,601 (based upon the closing price of $36.35 per share as reported by the New York Stock Exchange on that date) and the aggregate market value of the shares of the Viacom Inc. Class B Common Stock, $0.01 par value ("Class B Common Stock"), held by non-affiliates was approximately $53,132,558,671 (based upon the closing price of $35.72 per share as reported by the New York Stock Exchange on that date).

        As of March 1, 2005, 131,502,564 shares of Class A Common Stock and 1,496,205,266 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Viacom Inc.'s Notice of 2005 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement") (Part III).

PART I

Item 1.    Business.

RECENT DEVELOPMENTS

        On March 16, 2005, Viacom announced that it has been exploring the possible division of its businesses into separate publicly-traded companies, one of which would highlight Viacom's high-growth businesses such as MTV Networks and would be operated by Tom Freston, and one of which would combine its leading CBS broadcast television businesses, growing outdoor business and high free cash flow operations such as radio, which would be operated by Leslie Moonves. Viacom expects to announce further details regarding the possible separation in the second quarter of 2005. No assurance can be given that any transaction will be consummated.

BACKGROUND

        Viacom Inc. (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "Viacom") is a diversified worldwide entertainment company with operations in the following segments:

  •
  CABLE NETWORKS: The Cable Networks segment consists of MTV Music Television®, Nickelodeon®, Nick at Nite®, VH1®, MTV2™, TV Land®, Spike TV®, CMT®: Country Music Television™, Comedy Central®, BET®, BET Jazz™, and Showtime®, among other program services.

  •
  TELEVISION: The Television segment consists of the CBS® and UPN® Television Networks, the Company's 39 owned broadcast television stations, and its television production and syndication business, including King World® Productions and Paramount Television™.

  •
  RADIO: The Radio segment owns and operates 183 radio stations in 41 United States markets through Infinity Radio®.

  •
  OUTDOOR: The Outdoor segment through Viacom Outdoor® displays advertising on media, including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks and stadium signage.

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

        For the year ended December 31, 2004, contributions to the Company's consolidated revenues from its segments were as follows: Cable Networks 29%, Television 38%, Radio 9%, Outdoor 8% and Entertainment 18%. Intercompany revenue eliminations, as a percentage of total revenues, were 2% for the year ended December 31, 2004. The Company generated approximately 16% of its total revenues from international regions in 2004. For the year ended December 31, 2004, approximately 60% and 23% of total international revenues of $3.7 billion were generated in Europe and Canada, respectively.

        During 2004, the Company announced that it would pursue the tax-free split-off of Viacom's approximately 81.5% interest in Blockbuster Inc. ("Blockbuster") (NYSE: BBI) through an exchange offer. In 2004, the Company completed the exchange offer under which Viacom accepted 27,961,165 shares of Viacom common stock in exchange for the 144 million shares of Blockbuster that Viacom owned. Each share of Viacom Class A and Class B Common Stock accepted for exchange by Viacom was exchanged for 5.15 shares of Blockbuster common stock, consisting of 2.575 shares of Blockbuster class A common stock and 2.575 shares of Blockbuster class B common stock. Blockbuster is presented as a discontinued operation for all periods presented herein.

        During 2004, the Company acquired 97.8% of VIVA Media AG, a youth entertainment media company based in Germany, for a total purchase price of $393.6 million. In December 2004, the Company acquired a 10% interest in Spanish Broadcasting System, Inc. ("SBS") and warrants for approximately another 5% interest in SBS, in exchange for the Company's 93.3 FM radio station serving the San Francisco market. Also, in December 2004, the Company announced its agreement to purchase CBS Sacramento, California affiliate, KOVR-TV 13, for $285 million, subject to regulatory approval.

        For additional information about significant acquisitions see Note 5 to the Consolidated Financial Statements.

        As new technologies for delivering content and services evolve, the Company is pursuing opportunities to distribute content to consumers through various media including the Internet, mobile devices, video-on-demand, interactive television and video games. In December 2004, the Company acquired the remaining outstanding interest that it did not already own in SportsLine.com, Inc., a leading online sports media company, and, in January 2005, announced its strategic partnership with Microsoft to extend the reach of MTV Music Television, VH1, CMT: Country Music Television and Comedy Central across a number of digital entertainment products and platforms.

        The Company competes with many different entities and media in various markets worldwide. In addition to competition in each business, the Company competes for opportunities in the entertainment business with other diversified international entertainment companies such as Time Warner, News Corporation, Sony Corporation, Clear Channel Communications, The Walt Disney Company and NBC Universal.

        As of March 1, 2005, National Amusements, Inc. ("NAI"), a closely held corporation that owns and operates approximately 1,425 movie screens in the United States ("U.S."), the United Kingdom ("U.K."), South America and Russia and manages 21 movie screens in the U.S. and the U.K., beneficially owned Class A Common Stock of the Company representing approximately 71% of the voting power of all classes of the Company's Common Stock, and approximately 12% of the Company's Class A Common Stock and Class B Common Stock on a combined basis. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board and Chief Executive Officer of the Company.

        The Company was organized in Delaware in 1986 for the purpose of acquiring the stock of a predecessor. The Company's principal offices are located at 1515 Broadway, New York, New York 10036 (telephone 212/258-6000).

VIACOM BUSINESS SEGMENTS

    Cable Networks    (29%, 27% and 25% of the Company's consolidated revenues in 2004, 2003 and 2002, respectively)

        The Company owns and operates advertiser-supported basic cable television program services through MTV Networks ("MTVN") and Black Entertainment Television ("BET") and premium subscription television program services through Showtime Networks Inc. ("SNI") in the U.S. and internationally.

        Generally, the Company's cable networks, which target various demographics, are offered for a fee to cable television operators, distributors of direct-to-home satellite services ("DTH") and other multichannel distributors. Cable television and DTH are currently the predominant means of distribution of the Company's program services in the U.S. Internationally, distribution technology varies region by region.

        MTV Networks.    In the U.S., MTVN's owned and operated program services include MTV Music Television ("MTV"), MTV2, Nickelodeon, Nick at Nite, TV Land, VH1, Spike TV ("Spike"), CMT: Country Music Television ("CMT"), Comedy Central and MTV U™, among others. Subscriber numbers for MTVN are based on Nielsen Media Research® reports.

        MTVN derives revenues principally from two sources: the sale of time on its own networks to advertisers and the receipt of subscription fees from cable television operators, DTH and other distributors. The sale of MTVN advertising time is affected by viewer demographics, viewer ratings and market conditions for advertising time. Adverse changes to any of these factors could have an adverse effect on revenues (see "Viacom Business Segments-Cable Networks Competition"). MTVN programming is comprised of programs that are acquired or originally produced by the Company.

        MTV's programming consists of youth-oriented programs including music videos, music-based programming, music and general lifestyle information, reality-based programming, comedy and dramatic series, animated programs, news specials, interviews and documentaries. Recent programming highlights include The MTV Video Music Awards, Real World and Punk'd. At December 31, 2004, MTV reached approximately 87.5 million domestic subscriber households. MTV2, a spin-off of MTV, features music videos from a broad range of musical genres. At December 31, 2004, MTV2 reached approximately 53.8 million domestic subscriber households. MTVN also operates "The Suite from MTV Networks" ("The Suite"), a package containing MTV2 and several digital television program services, including VH1 Classic and other music-related services including two Spanish-language music services. The Suite is available through DTH distributors and cable operators offering digital technology. VH1 presents music programming including music videos, long form programming, live music events, reality series, documentaries and other pop culture and lifestyle programming. At December 31, 2004, VH1 reached approximately 86.9 million domestic subscriber households. CMT presents country music-related original programming, live concerts and events, as well as country music videos. At December 31, 2004, CMT reached approximately 76.5 million domestic subscriber households. MTV U offers to students on U.S. college campuses a blend of music, news, sports and college-specific programming.

        Nickelodeon programming consists primarily of originally produced programs appealing to audiences ages 2 to 11, which includes Nick Jr®, a program block designed for 2 to 5 year olds, and popular shows such as Dora the Explorer, The Fairly OddParents and SpongeBob SquarePants. Nick at Nite is telecast in the evening and night-time hours, appeals primarily to audiences ages 18 to 49 and offers mostly situation comedies from various eras and original programming. At December 31, 2004, each of Nickelodeon and Nick at Nite reached approximately 88.5 million domestic subscriber households. Nickelodeon licenses its brands and characters for and in connection with merchandise, home video and publishing worldwide.

        Comedy Central features comedy programming including The Daily Show with Jon Stewart and Chappelle's Show. At December 31, 2004, Comedy Central reached approximately 86.3 million domestic subscriber households. TV Land is comprised of a broad range of well-known television programs including comedies, dramas, westerns, variety, other formats from the 50s through today and original programming. At December 31, 2004, TV Land reached approximately 84.9 million domestic subscriber households. Spike is the first entertainment network for men, appealing primarily to male audiences with a focus on original series, sports entertainment and animated series. At December 31, 2004, Spike reached approximately 88.1 million domestic subscriber households. In 2005, the Company plans to launch LOGO™, a gay and lesbian themed network, and MTV World™, a domestic program service with channels comprised of programming that is originally produced and programming derived from MTV's international program services. MTV Films® and Nickelodeon Movies™ produce and acquire the rights to feature films, all of which were released by Paramount Pictures during 2004. Generally, Paramount Pictures incurs the production and marketing costs of films produced by MTV Films or Nickelodeon Movies and released by Paramount Pictures. MTV Films or Nickelodeon Movies receives a participation based on the performance of these films and producer fees.

        Internationally, MTVN owns and operates, participates in as a joint venturer, and licenses third parties to operate, approximately 80 MTVN program services including MTV, VH1, Nickelodeon, Spike, Paramount Comedy™, The Box™, CMT, Game One™, Viva™, TMF™ and TV Land. These program services reach audiences in Canada, Asia, Europe, Australia, Latin America, the Caribbean and Africa. Most of the MTV international program services are regionally customized for the particular youth viewers through the inclusion of local music, programming and on-air personalities, and use of the local language. MTV Networks Europe is Europe's most widely distributed cable and satellite network comprising 49 individual music, kids and comedy channels. As of November 2004, the leading MTVN program services reached more than 151 million households and 144 million households in Europe and Asia, respectively, and approximately 121 million households in the rest of the world (including the U.S.) through a combination of DTH, cable, and terrestrial distribution. The Company actively pursues the development or acquisition of program services in international markets. During 2004, the Company acquired 97.8% of Viva Media AG, a German-based television company with six channels across Europe; launched VH1 in Latin America, and Nickelodeon in Italy; expanded MTV's and Nickelodeon's presence in China; and, in February 2005, launched MTV base™, a pan-African music television channel.

        MTVN, in exchange for cash and advertising time or for promotional consideration only, licenses from record companies music videos for exhibition on MTV, MTV2, VH1, CMT and other MTVN programming services. MTVN has entered into global music video licensing agreements with certain major record companies. MTVN also has entered into global or regional license agreements with certain independent record companies. MTVN expects to renew or initiate additional global or regional license agreements with these and other record companies. However, there can be no assurance that such renewals or agreements can be concluded and, if so, on favorable terms.

        MTVN operates Internet sites that appeal to the current audiences of its various television program services, as well as to other online audiences, including numerous music Web site destinations around the world. These Web sites provide entertainment and information and serve as an additional outlet for sales of Company-licensed and third-party merchandise. In January 2005, MTVN's Web sites attracted over 17.8 million U.S. monthly unique visitors according to Comscore Media Metrix, a leading online audience research measurement service. These Internet sites derive revenue from a combination of advertising and sponsorships, subscription services and e-commerce. MTVN currently obtains much of its Web site content from record labels, music publishers and artists. Certain of these providers have started charging fees for their content. If providers charge significant fees for their content, or otherwise alter or discontinue their relationship with MTVN's Web sites, then the respective Web site's content offering and business could be adversely affected. In 2005, the Company plans to launch a digital music service that may offer permanent digital downloads, interactive subscription radio, conditional downloads and on-demand streaming, among other features.

        BET: Black Entertainment Television.    BET's owned and operated cable program services include BET and BET Jazz™, and its digital services include BET Gospel® and BET Hip Hop®.

        BET targets the African-American viewing audience by providing a broad mix of music, entertainment, sports, religious, news and public affairs programming, consisting of both original and acquired programs including 106 & Park: BET Top Ten Live and Club Comic View. BET Jazz, the only U.S. cable network devoted solely to jazz music, includes programming that consists of a mixture of in-studio performances, festivals, concerts, celebrity interviews and documentaries such as Journey With Jazz At Lincoln Center.

        BET derives its revenue from the sale of advertising time on the networks and from subscription fees generated by license of the network to cable television operators, DTH and other distributors. As of December 31, 2004, according to the Nielsen Media Research report, BET reached approximately 79.4 million domestic subscriber households. BET Jazz derives its revenue principally from subscription fees generated by license of its network to cable television operators, DTH and other distributors. As of December 31, 2004, BET Jazz, billed approximately 9.7 million domestic subscriber households. Certain of

BET and BET Jazz distribution agreements expired at the end of 2004. BET expects all of these agreements to be renewed or extended through multi-year carriage deals in 2005. If agreement renewals are not completed, BET and/or BET Jazz could lose subscribers.

        BET Gospel and BET Hip Hop are BET's digital services. BET Gospel features gospel music programming, gospel artist performances and interviews, religious ministries, family programming and programming fare designed to provide spiritual fulfillment. BET Hip Hop features hip-hop and rap music videos, artists and performances. BET Event Productions® produces special musical events and festivals featuring various music genres. Its services include event management, venue selection, talent recruitment and sound, light and stage production including supporting the production needs of BET Jazz. BET Books, BET's book publishing division, publishes romance, inspirational and mainstream fiction books targeted to the African-American market. Its revenues are generated by book sales through a subscriber book club, retail outlets, discount stores and online book merchants.

        BET has an approximately 42% interest in BET Interactive, LLC, a company which, through its Web site, BET.com, offers users content and interactive features for news, entertainment, community and other areas tailored to the unique interests and issues of African Americans. BET.com also provides program schedules for BET and BET Jazz, the latest music news, artist information, music offerings and interactive entertainment for BET's programs. In 2004, BET.com attracted approximately 750,000 U.S. monthly unique visitors, according to Nielsen/NetRatings.

        Showtime Networks Inc.    SNI owns and operates three commercial-free, premium subscription television program services in the U.S.: Showtime, offering recently released theatrical feature films, original series, original motion pictures, documentaries, boxing, concerts and other special events; The Movie Channel™ offering recently released theatrical feature films and related programming; and Flix®, offering theatrical feature films primarily from the 70s, 80s and 90s, as well as selected other titles. At December 31, 2004, Showtime, The Movie Channel and Flix, in the aggregate, had approximately 39.5 million subscriptions in the 50 states, certain U.S. territories and Bermuda. Sundance Channel®, a venture among SNI, which owns a 30% interest, an affiliate of Robert Redford and NBC Universal, is a commercial-free premium subscription television program service in the U.S., dedicated to independent film, featuring original programming, American independent films, documentaries, foreign and classic art films, shorts and animation, with an emphasis on recently released titles.

        SNI also owns and operates several different channels of Showtime and The Movie Channel in the U.S. which offer more and varied programming choices. In addition, SNI transmits high definition television feeds of Showtime and The Movie Channel and also makes versions of Showtime and The Movie Channel available on demand, enabling subscribers to watch individual programs at their convenience. SNI also provides special events, such as high-profile boxing events, to licensees on a pay-per-view basis through Showtime PPV™. SNI also operates Web site SHO.com which promotes Showtime, The Movie Channel, and Flix programming, and provides information and entertainment and other services.

        SNI derives revenue principally from the license of its networks to cable television operators, DTH and other distributors. The costs of acquiring premium television rights to programming and producing original motion pictures and series are the principal expenses of SNI. SNI enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for Showtime and The Movie Channel, from major or independent motion picture producers and other distributors typically covering the U.S. and Bermuda for varying durations. For example, for Paramount Pictures' feature films theatrically released beginning January 1, 1998, SNI has had the exclusive U.S. premium subscription television rights for certain windows (see "Viacom Business Segments-Entertainment"). SNI also arranges for the development, production and acquisition of original programs, series, documentaries and motion pictures. SNI's original series include Huff, Fat Actress and The L Word, among others. SNI has entered into and may from time to time enter into co-financing, co-production and/or co-distribution arrangements with other parties to reduce the net cost to SNI for its original programming. In addition, SNI has established a distribution arm to maximize revenue from the rights it retains in certain of its original programming.

  Cable Networks Competition.

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

        MTVN services compete with other cable services and broadcast television for the acquisition of popular programming. For example, programming blocks for children exhibited on broadcast television networks, including "Fox Kids," "Kids' WB," a Saturday morning block on ABC, and cable television program services specifically providing children-oriented programming, including the Cartoon Network, Disney Channel and ABC Family Channel, all compete with Nickelodeon for advertising revenue. In addition, Nickelodeon competes internationally with other television program services and blocks targeted at children for distribution over-the-air or by cable, DTH and other systems, and for distribution license fees and advertising revenue.

        MTVN services compete for carriage by cable television operators, DTH and other distributors with other program services, as well as other uses of bandwidth, such as retransmission of free over-the-air broadcast networks, telephony and data transmission. A principal focus of competition is for distribution of MTVN's services that are not already distributed within a particular cable or DTH system. For such program services, distributors make decisions on the use of bandwidth based on various considerations, including amounts paid by programmers for launches, subscription fees payable by distributors, and appeal to the distributors' subscribers.

        Certain major record companies that supply music content to various MTVN program services also operate music-based program services, including Viewsic, which is owned by Sony Music Japan. The Universal Music Group has announced its intention to launch three music channels in 2005 to be carried on the EchoStar direct broadcast satellite platform. These music-based program services, as well as general entertainment and other program services, compete with MTVN's program services for distribution by cable, DTH and other systems, and for distribution license fees and advertising revenues.

        BET: Black Entertainment Television.    BET properties generally face competition for advertising revenue from other African-American targeted media, including other cable networks that target BET's African-American audience such as TV One, African-American-oriented radio stations, magazines such as Ebony, Black Enterprise, Jet and Essence, and African-American-oriented broadcast television as well as with other media, generally. In addition, BET, BET Jazz, BET Gospel and BET Hip Hop compete with other cable programming services for available channel space as well as other uses of bandwidth and for subscriber fees from cable, DTH and other distributors.

        For 2004, according to information from the Nielsen Media Research report (December 28, 2003-December 26, 2004), the Company's basic cable networks had the following percentage shares in the total day ad supported cable networks category: approximately 42% (for viewers ages 2-24), 36% (for viewers ages 2-34), 30% (for viewers ages 12-34) and 21% (for viewers ages 18-49).

        Showtime Networks Inc.    Competition among premium subscription television program services in the U.S. is primarily dependent on: (i) the acquisition and packaging of an adequate number of recently released theatrical motion pictures and the production, acquisition and packaging of original series, original motion pictures and other original programs; and (ii) the offering of prices, marketing and advertising support and other incentives to cable, DTH and other distributors for carriage so as to favorably position and package SNI's premium subscription television program services to subscribers. Home Box Office, Inc. is the dominant company in the U.S. premium subscription television category, offering two premium subscription television program services, HBO and Cinemax. SNI competes with Home Box Office, Inc. but has a significantly smaller share of the premium subscription television category. Starz Entertainment Group, L.L.C. owns Starz!, another premium subscription television program service, which features recently released theatrical motion pictures and competes with SNI's and Home Box Office, Inc.'s premium program services.

        The terms and favorable renewal of agreements with distributors for the distribution of the Company's basic and premium cable networks are important to the Company. Consolidation among multichannel video programming distributors makes it more difficult to reach favorable terms and could have an adverse effect on revenues. In addition, consolidation among distributors has increased the intensity of competition among program suppliers for carriage at favorable rates, terms and conditions. Companies that are vertically integrated (and accordingly, own both cable programming networks and multichannel video program distributors, such as Time Warner, Comcast Corporation and News Corporation, among others) may put the Company in a competitively disadvantaged position with respect to distributing the Company's cable networks, particularly regarding subscriber fees, channel placement or availability, and marketing and promotional activities, which can have an adverse impact on revenues. These companies can use their distribution platforms to immediately establish market presence for their own programming.

    Television    (38%, 37% and 39% of the Company's consolidated revenues in 2004, 2003 and 2002, respectively)

        The Television segment consists of the CBS and UPN Television Networks, the Company's owned broadcast television stations, and its television production and syndication businesses.

        Television Networks.    The CBS Television Network™ through CBS Entertainment™, CBS News™ and CBS Sports™ distributes a comprehensive schedule of news and public affairs broadcasts, sports and entertainment programming, and feature films to more than 200 domestic affiliates reaching throughout the U.S., including 20 of the Company's owned and operated television stations, and to certain overseas affiliated stations. The CBS Television Network primarily derives revenues from the sales of advertising time for its network broadcasts.

        CBS Entertainment is responsible for acquiring or developing and scheduling the entertainment programming presented on the CBS Television Network, which includes primetime comedy and drama series, reality-based programming, made-for-television movies and miniseries, theatrical films, specials, children's programs, daytime dramas, game shows and late-night programs. CBS News operates a worldwide news organization, providing the CBS Television Network and the CBS Radio Network™ with regularly scheduled news and public affairs broadcasts, including 60 Minutes and The Early Show, as well as special reports. CBS News Productions, the off-network production company created by CBS News, produces original nonfiction programming for domestic and international outlets, including the CBS and UPN Television Networks, cable television, home video, CD-ROM, audio-book and in-flight markets, as well as schools and libraries. CBS News also provides CBS Newspath, a television news syndication service that offers daily news coverage, sports highlights and news features to CBS affiliates and other subscribers worldwide. CBS News also produces BET Nightly News for BET and news inserts for MTV U, MTV's college network. CBS Sports broadcasts include The NFL Today, certain NCAA championships, including the Final Four, golf, including the Masters Tournament and the PGA Championship, the U.S. Open Tennis Championships, regular-season golf and college football and basketball line-ups on network television, in addition to the NFL's American Football Conference regular season schedule, the Post Season Divisional Playoff games and the AFC championship game. In November 2004, CBS Sports entered into a six-year rights extension with the NFL to broadcast the AFC beginning in 2006 and including two Super Bowls. Extending its franchises off the field and court, CBS Sports has activated its marketing rights for the 2003-2013 NCAA Championships, including coordination of licensing, merchandising, related multimedia and television, and other related business opportunities.

        At December 31, 2004, the UPN Television Network provided to its affiliates 13 hours of programming a week. UPN's programming is provided to its affiliates in 182 U.S. television markets which comprise approximately 96.2% of all U.S. television households, including secondary affiliates. Eighteen of the Company's owned television stations are affiliates of UPN.

        Through CBS.com and CBSNews.com, the Company operates Web sites that collectively received more than 1.5 billion pageviews in 2004 and, according to Nielsen/NetRatings, attracted an average audience of 7.7 million U.S. monthly unique visitors. CBS.com produces Web sites for CBS Entertainment programs and is responsible for the CBS Television Network's promotional Web sites, online subscription services, fantasy leagues and interactive voting technology. CBSNews.com is a multimedia provider of continuous, in-depth news and information and produces Web sites for all CBS News programs. Both sites provide links to CBS.SportsLine.com, a provider of online sports content, services and merchandise on a domestic and international basis, operated by SportsLine.com, Inc., which was acquired by the Company in December 2004. These Company Internet sites derive revenue from a combination of advertising and sponsorships, subscription services and e-commerce.

        Television Stations.    The Company owns 39 broadcast television stations, all of which operate under licenses granted by the Federal Communications Commission ("FCC") pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The licenses are renewable every eight years. The Company's television stations are located in the 7 largest, and 15 of the top 20, television markets in the U.S. The Company owns two television stations within the same designated market area in eight major markets. Such duopolies are in: Los Angeles (market #2), Philadelphia (market #4), Boston (market #5), San Francisco-Oakland-San Jose (market #6), Dallas-Fort Worth (market #7), Detroit (market #10), Miami (market #17) and Pittsburgh (market #22). The stations produce news and broadcast public affairs, sports and other programming to serve their local markets and offer CBS or UPN Television Network and syndicated programming. Many of the Company's television stations currently operate Web sites, which promote the stations' programming, and provide news, information and entertainment, as well as other services. In December 2004, the Company announced that it agreed to purchase, subject to regulatory approval, CBS affiliate, KOVR-TV in Sacramento, California, which, along with its owned UPN affiliate in that market, KMAX-TV, would create its ninth duopoly. In February 2005, the Company announced the sale of its UPN affiliates, WNDY-TV, serving Indianapolis, Indiana, and WWHO-TV, serving Columbus, Ohio, subject to regulatory approval.

        The Company's owned and operated television stations reach approximately 45% of all U.S. television households and approximately 39% of U.S. television households as measured by the FCC's television national audience reach limitation under which a VHF television station is deemed to reach 100% of the television households in its market and a UHF television station is deemed to reach 50% of the television households in its market. The FCC's ownership rules limit the Company's national audience reach to 39% of all U.S. television households. (See "Viacom Business Segments-Regulation-Broadcasting-Ownership Regulation").

Television Stations

        The table below sets forth the broadcast television stations owned by the Company as of March 1, 2005.

Station and Metropolitan Area Served (1)	Market Rank (2)	Type/ Channel	Network Affiliation
WCBS-TV New York, New York	1	VHF/2	CBS
KCAL-TV Los Angeles, CA	2	VHF/9	Independent
KCBS-TV Los Angeles, CA	2	VHF/2	CBS
WBBM-TV Chicago, IL	3	VHF/2	CBS
KYW-TV Philadelphia, PA	4	VHF/3	CBS
WPSG-TV Philadelphia, PA	4	UHF/57	UPN
WBZ-TV Boston, MA	5	VHF/4	CBS
WSBK-TV Boston, MA	5	UHF/38	UPN
KPIX-TV San Francisco-Oakland-San Jose, CA	6	VHF/5	CBS
KBHK-TV San Francisco-Oakland-San Jose, CA	6	UHF/44	UPN
KTVT-TV Dallas-Fort Worth, TX	7	VHF/11	CBS
KTXA-TV Dallas-Fort Worth, TX	7	UHF/21	UPN
WUPA-TV Atlanta, GA	9	UHF/69	UPN
WKBD-TV Detroit, MI	10	UHF/50	UPN
WWJ-TV Detroit, MI	10	UHF/62	CBS
KSTW-TV Seattle-Tacoma, WA	12	VHF/11	UPN
WTOG-TV Tampa-St. Petersburg-Sarasota, FL	13	UHF/44	UPN
WCCO-TV Minneapolis-St. Paul, MN	14	VHF/4	CBS
Satellites:
KCCO-TV(3) Alexandria, MN			CBS
KCCW-TV(4) Walker, MN			CBS
WFOR-TV Miami-Ft. Lauderdale, FL	17	VHF/4	CBS
WBFS-TV Miami-Ft. Lauderdale, FL	17	UHF/33	UPN

KCNC-TV Denver, CO	18	VHF/4	CBS
KMAX-TV Sacramento-Stockton-Modesto, CA	19	UHF/31	UPN
KDKA-TV Pittsburgh, PA	22	VHF/2	CBS
WNPA-TV Pittsburgh, PA	22	UHF/19	UPN
WJZ-TV Baltimore, MD	23	VHF/13	CBS
WNDY-TV Indianapolis, IN	25	UHF/23	UPN
WWHO-TV Columbus, OH	34	UHF/53	UPN/WB(5)
KUTV-TV Salt Lake City, UT	36	VHF/2	CBS
Satellite:
KUSG-TV(6) St. George, UT			CBS
WTVX-TV West Palm Beach-Ft. Pierce, FL	39	UHF/3	UPN/WB(7)
WGNT-TV Norfolk-Portsmouth-Newport News, VA	41	UHF/27	UPN
WUPL-TV New Orleans, LA	43	UHF/54	UPN
KAUT-TV Oklahoma City, OK	45	UHF/43	UPN
WLWC-TV Providence, RI-New Bedford, MA	49	UHF/28	UPN/WB(8)
KEYE-TV Austin, TX	54	UHF/42	CBS
WFRV-TV Green Bay-Appleton, WI	69	VHF/5	CBS
Satellite:
WJMN-TV(9) Escanaba, MI	180		CBS

(1)
Metropolitan Area Served is Nielsen Media Research's Designated Market Area.
(2)
Market Rankings based on Nielsen Station Index—Designated Market Area Market and Demographic Rank, September 2004.
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

        Television Production and Syndication.    The Company, through CBS Enterprises (including King World Productions), CBS Paramount International Television, Paramount Television and Spelling Television®, produces, acquires and/or distributes programming worldwide, including series, specials and made-for-television movies. Such programming is produced primarily for broadcast on network television and exhibition on basic cable and premium subscription services. The Company also produces and/or distributes first-run and off-network syndicated programming. First-run syndicated programming is programming produced or co-produced for initial sale to individual television stations without prior exhibition on a network. Off-network syndicated programming is programming exhibited on television stations or cable networks which has already been exhibited on a network, basic cable or premium subscription service.

        Programming that was produced or co-produced by the Company's production and syndication group and is broadcast on network television includes CSI: Crime Scene Investigation (CBS), Medium (NBC) and 7th Heaven (WB). Generally, a network will license a specified number of episodes for exhibition on the network in the U.S. during a license period. Remaining distribution rights, including foreign and/or off-network syndication rights, are typically retained by the Company. The episodic network license fee is normally less than the costs of producing each series episode; however, the Company's objective is to recoup its costs and earn a profit through domestic syndication of episodes after their network runs and/or by obtaining international sales through its licensing operations. International sales are generally made within one year of U.S. network runs. Generally, a series must have a network run of at least three or four years to be successfully sold in domestic syndication. In off-network syndication, the Company distributes series such as Everybody Loves Raymond and CSI. The Company also distributes a library of older television programs. The Company produces and/or distributes programming for first-run syndication that it sells directly to television stations in the U.S. on a market-by-market basis. The Company's first-run syndicated programming includes shows such as Jeopardy!, Entertainment Tonight and The Oprah Winfrey Show. The Company also distributes syndicated programming internationally.

        The recognition of revenues for license fees for completed television programming in syndication and cable is recorded as revenue in the period that programming is available for exhibition which, among other reasons, may cause substantial fluctuation in the Television segment's operating results. At December 31, 2004, the unrecognized revenues attributable to such television program license agreements were approximately $734.4 million, compared to approximately $634.9 million at December 31, 2003, including intercompany revenues of $176.3 million and $345.2 million, respectively.

        Television Competition.    The television broadcast environment is highly competitive. The principal methods of competition in broadcast television are the development and acquisition of popular programming and the development of audience interest through programming and promotion, in order to sell advertising at profitable rates. Broadcast networks like CBS and UPN compete for audience, advertising revenues and programming with other broadcast networks such as ABC, FOX, NBC and WB, independent television stations, basic cable program services as well as other media, including DTH television services, videocassettes, DVDs, print and the Internet. In addition, the CBS and UPN Television Networks compete with the other broadcast networks to secure affiliations with independently owned television stations in markets across the country, which are necessary to ensure the effective distribution of network programming to a nationwide audience. According to Nielsen Media Research, for the broadcast television primetime daypart for the period September 20, 2004 to March 6, 2005, the CBS Television Network secured the #1 position for total viewers and for key adult viewers ages 25-54 and 18-49 (with respect to 18-49, tied with Fox).

        Television stations compete for programming, audiences and advertising revenues with other stations and cable networks in their respective coverage areas and, in some cases, with respect to programming, with other station groups, and, in the case of advertising revenues, with other local and national media. The owned and operated television stations' competitive position is largely influenced by (i) the strength of the CBS and UPN Television Networks and, in particular, with respect to those that are CBS affiliated television stations, the viewership of the CBS Television Network in the time period immediately prior to the late evening news; (ii) the quality of the syndicated programs and local news programs in time periods not programmed by the network; and (iii) in some cases, by the quality of the broadcast signal.

        Because conversion to digital television broadcasting has begun, current and future technological and regulatory developments may affect competition within the television marketplace (see "Viacom Business Segments-Regulation-Broadcasting").

        As a producer and distributor of programming, the Company competes with studios, television production groups, and independent producers and syndicators such as Disney, Sony, NBC Universal and Warner Bros. to sell programming both domestically and overseas. The Company also competes to obtain creative talent and story properties which are essential to the success of all the Company's entertainment businesses.

    Radio    (9%, 10% and 11% of the Company's consolidated revenues in 2004, 2003 and 2002, respectively)

        The Company's radio broadcasting business operates through Infinity Radio, which owns and operates 183 radio stations serving 41 U.S. markets. It is one of the largest operators of radio stations in the U.S. Approximately 91% of the Company's radio stations are located in the 50 largest U.S. radio markets and approximately 58% in the 25 largest U.S. radio markets. The Company's growth strategy generally is to operate and acquire radio stations in the largest markets and take advantage of the Company's ability to sell across multiple markets and formats. The Company believes that it is favorably impacted by offering both radio and outdoor advertising properties in large markets. The Radio Stations and Outdoor Advertising Displays table below includes information with regard to the Company's radio stations in the top 25 U.S. radio markets.

        Radio seeks to maintain substantial diversity among its radio stations. The geographically wide-ranging stations serve diverse target demographics through a broad range of programming formats, such as rock, oldies, news/talk, adult contemporary, sports/talk and country, and Infinity Radio has established leading franchises in news, sports, and personality programming. This diversity provides advertisers with the convenience to select stations to reach a targeted demographic group or to select groups of stations to reach broad groups of consumers within and across markets. This diversity also reduces Radio's dependence on any single station, local economy, format or advertiser. Radio's general programming strategies include employing popular on-air talent, syndicating shows of some of these talent nationally and acquiring the rights to broadcast sports franchises and news content for its radio stations. These strategies, in addition to developing loyal audiences for its radio stations, create the opportunity to obtain additional revenues from syndicating such programming elements to other radio stations. Howard Stern, on-air talent responsible for programming approximately 20 hours per week on 27 Infinity Radio stations and, in non-Infinity Radio markets, programming on radio stations from which Infinity Radio shares in syndication revenues, has announced that he will provide programming to Sirius Satellite Radio beginning January 1, 2006. There can be no assurance that any replacement programming will generate the revenues or profitability associated with Mr. Stern's show.

        The substantial majority of Radio's advertising revenues are generated from the sale of local, regional and national advertising. The major categories of radio advertisers include: automotive, retail, healthcare, telecommunications, fast food, beverage, movies, entertainment and services. Infinity Radio is able to use the reach, diversity and branding of its 183 radio stations to create unique corporate-wide marketing and promotional initiatives for major national advertisers for products and services. The success and reputation of Infinity Radio and its stations allow the Company to attract the participation of major artists in these national campaigns. Revenue fluctuations are common in the radio industry and are primarily the result of fluctuations in advertising expenditures by retailers.

        The Company also owns the CBS Radio Network, which is managed by Westwood One, Inc. As of March 1, 2005, Infinity owns approximately 17% of the common stock of Westwood One, Inc., which it manages pursuant to a management agreement. Westwood One is a leading producer and distributor of syndicated and network radio programming in the U.S. and distributes syndicated and network radio programming, including traffic and weather information, to many of the Company's radio stations as well as to the Company's competitors. Westwood One does not own or operate radio stations. In December 2004, Infinity Radio acquired a 10% interest in Spanish Broadcasting System, Inc. expanding the Company's commitment to Hispanic consumers.

        Radio Competition.    The Company's radio stations compete for audience, advertising revenues and programming directly with other radio stations such as those licensed to and operated by ABC Radio, Clear Channel Communications, Cox Radio, Emmis Communications, Entercom and Radio One as well as with other media, such as broadcast television, newspapers, magazines, cable television and DTH, the Internet and direct mail, within their respective markets. The growth of Internet radio could result in increased competition.

        The radio industry is also subject to competition from two satellite-delivered audio programming services, Sirius Satellite Radio and XM Satellite Radio, each providing over 100 channels of pay digital audio services. While these services primarily rely on subscription revenues, XM and Sirius currently sell advertising time on some of their channels. XM and Sirius are also competing with the radio industry for programming.

        Unlike broadcast television, the radio industry is just beginning the process of converting from analog to digital broadcasts. Currently, approximately 500 radio stations are broadcasting in the U.S. using digital technology. The Company recently joined 20 other broadcast radio groups to commit to accelerate the conversion of an additional 2,000 AM and FM stations to digital radio technology over the next several years, including the conversion of approximately 120 of the Company's radio stations. The Company believes that digital transmissions will provide listeners with improved sound quality and should facilitate the convergence of radio with other digital media. It is too early to predict the full effect that the conversion to digital will have on the Company's radio businesses or on competition generally.

        Radio's aggregate spot advertising sales revenues for its radio stations for 2004 in each of the top five U.S. markets by metro area population were ranked either #1 or #2, according to the 2004 Market Total Spot Performance Summary of Miller, Kaplan, Arase & Co., LLP (for the New York, Los Angeles, Chicago, San Francisco and Dallas-Fort Worth markets).

Radio Stations and Outdoor Advertising Displays

        The following table sets forth information with regard to the Company's radio stations and outdoor advertising displays as of March 1, 2005 in the top 25 U.S. radio markets:

	2004 Market Rank By Metro Area Population(1)	Radio			Outdoor
Market
		Stations	AM/FM	Format	Display Type
New York, NY	1	WCBS-FM WCBS WFAN WINS WNEW WXRK	FM AM AM AM FM FM	Oldies News Sports News Adult Contemporary Alternative Rock	Bus, Bus Shelters, Rail, Billboards, Walls, Trestles, "Spectacular Signage," Bulletins, Posters, Mall Posters
Los Angeles, CA	2	KCBS-FM KFWB KLSX KNX KROQ-FM KRTH-FM KTWV	FM AM FM AM FM FM FM	Classic Rock News Hot Talk News Alternative Rock Oldies Smooth Jazz	Bus, Bus Shelters, Kiosks, Bulletins, Walls, Posters, Mall Posters
Chicago, IL	3	WBBM-FM WBBM WCKG WJMK WSCR WUSN WXRT-FM	FM AM FM FM AM FM FM	Rhythmic Contemporary Hit Radio News Hot Talk Oldies Sports Country Adult Album Alternative	Bus, Bus Shelters, Rail, Bulletins, Posters, Mall Posters, Walls
San Francisco, CA	4	KCBS KFRC-FM KFRC KITS KLLC KYCY	AM FM AM FM FM AM	News Oldies Oldies Alternative Rock Modern Adult Contemporary Talk	Bus, Bus Shelters, Rail, Cable Cars, Bulletins, Walls, Posters, Mall Posters
Dallas-Fort Worth, TX	5	KLUV-FM KOAI KJKK KRLD KVIL KLLI	FM FM FM AM FM FM	Oldies Smooth Jazz Adult Hits News/Talk Adult Contemporary Hot Talk	Walls, Bulletins, Mall Posters
Philadelphia, PA	6	KYW WIP WOGL WPHT WYSP	AM AM FM AM FM	News Sports Oldies Talk Active Rock	Bus Shelters, Rail, Bulletins, Mall Posters
Houston, TX	7	KHJZ-FM KIKK KILT-FM KILT	FM AM FM AM	Smooth Jazz Hot Talk Country Sports	Bulletins, Mall Posters
Washington, D.C.	8	WARW WLZL WJFK-FM WPGC-FM WPGC	FM FM FM FM AM	Classic Rock Spanish-Tropical Hot Talk Rhythmic Contemporary Hit Radio Gospel	Bus, Rail, Mall Posters, Walls

Boston, MA	9	WBCN WBMX WBZ WODS WZLX	FM FM AM FM FM	Alternative Rock Hot Adult Contemporary News Oldies Classic Rock	Bus, Rail, Subway, Mall Posters
Detroit, MI	10	WKRK-FM WOMC WVMV WWJ WXYT WYCD	FM FM FM AM AM FM	Hot Talk Oldies Smooth Jazz News Sports Country	Bus, Bulletins, Posters, Mall Posters
Atlanta, GA	11	WAOK WVEE WZGC	AM FM FM	Black News/Talk Urban Contemporary Adult Album Alternative	Bus, Bus Shelters, Rail, Bulletins, Posters, Mall Posters
Miami-Ft. Lauderdale, FL	12	—	—	—	Bulletins, Bus, Rail, Mall Posters, Kiosks
Puerto Rico	13	—	—	—	Bulletins, Posters
Seattle-Tacoma, WA	14	KBKS-FM KMPS-FM KPTK KRQI-FM KZOK-FM	FM FM AM FM FM	Contemporary Hit Radio Country Progressive Talk Classic Alternative Classic Rock	Bus, Bulletins, Mall Posters
Phoenix, AZ	15	KOOL-FM KZON KMLE	FM FM FM	Oldies Alternative Rock Country	Bus Shelters, Bulletins, Posters, Mall Posters, Benches, Walls
Minneapolis, MN	16	WCCO WLTE WXPT	AM FM FM	News/Talk/Sports Adult Contemporary Hot Adult Contemporary	Bus, Rail, Bulletins, Mall Posters
San Diego, CA	17	KPLN KYXY	FM FM	Classic Rock Adult Contemporary	Bus, Bus Shelters, Bulletins, Posters, Mall Posters
Nassau-Suffolk, NY(2)	18	—	—	—	Bus, Bulletins
St. Louis, MO	19	KEZK-FM KMOX KYKY	FM AM FM	Adult Contemporary News/Talk Hot Adult Contemporary	Bulletins, Posters, Mall Posters
Baltimore, MD	20	WBGR WBMD WJFK WLIF WQSR WWMX WHFS	AM AM AM FM FM FM FM	Gospel Gospel Sports Soft Adult Contemporary Oldies Hot Adult Contemporary Hot Talk/Alternative Rock	Mall Posters, Bus Shelters
Tampa-St. Petersburg, FL	21	WLLD WQYK-FM WBZZ WYUU WRBQ-FM WSJT	FM FM AM FM FM FM	Rhythmic Contemporary Hit Radio Country Hot Talk Country Oldies Smooth Jazz	Bulletins, Mall Posters
Denver, CO	22	KDJM KIMN KXKL-FM	FM FM FM	Rhythmic Oldies Hot Adult Contemporary Oldies	Bus Shelters, Benches, Bulletins, Posters, Mall Posters

Pittsburgh, PA	23	KDKA WRKZ WDSY-FM WZPT	AM FM FM FM	News/Talk Rock Country Hot Adult Contemporary	Bulletins, Mall Posters
Portland, OR	24	KVMX KINK KLTH KUFO-FM KUPL-FM KCDM	FM FM FM FM FM AM	80s Hits Adult Album Alternative Adult Contemporary Rock Country Comedy	Bulletins, Mall Posters, Walls, Posters
Cleveland, OH	25	WNCX WDOK WQAL WXTM	FM FM FM FM	Classic Rock Soft Adult Contemporary Hot Adult Contemporary Alternative Rock	Bus, Bulletins, Mall Posters, Rail

(1)
Market Rank based on Fall 2004 Radio Market Survey Schedule and Population Rankings as provided by Arbitron Inc.
(2)
Sub-market of New York City. Radio's New York City radio stations serve Nassau-Suffolk.

    Outdoor (8%, 8% and 9% of the Company's consolidated revenue in 2004, 2003 and 2002, respectively)

        The Company sells, through Viacom Outdoor, advertising space on various media, including billboards, transit shelters, buses, rail systems (in-car, station platform and terminal), mall kiosks and stadium signage. It has outdoor advertising operations in more than 90 markets in North America, including all 50 of the largest metropolitan markets in the U.S., 14 of the 15 largest metropolitan markets in Canada and all of the 45 largest metropolitan markets in Mexico. Additionally, Viacom Outdoor has the exclusive rights to manage advertising space within the London Underground and on more than 90% of the buses in London and the U.K., has the exclusive rights to public transit advertising in the Republic of Ireland and parts of Northern Ireland, and has a variety of outdoor advertising displays in the Netherlands, France, Italy, Spain, Finland and Puerto Rico. The Radio Stations and Outdoor Advertising Displays table above includes information with regard to the Company's outdoor advertising properties in the top 25 U.S. radio markets.

        The substantial majority of Viacom Outdoor's revenues are generated from the sale of local, regional and national advertising. Advertising rates are based on supply and demand for the particular locations, which are influenced by a particular display's exposure known as "impressions" delivered in relation to the demographics of the particular market and its location within that market. Nielsen Media Research and Arbitron Inc. are testing the market for measuring these impressions. The Company cannot predict the impact, if any, on the Outdoor business should measuring impressions become widespread. The major categories of out-of-home advertisers include: automotive, retail, healthcare, telecommunications, fast food, beverage, media, entertainment and services. Out-of-home media industry advertising expenditures by retailers and the entertainment industry fluctuate, which has an effect on Viacom Outdoor's revenues.

        Viacom Outdoor generally operates in the billboard, transit and street furniture advertising markets. Viacom Outdoor primarily operates two types of billboard advertising displays, commonly referred to as "bulletins" and "posters." Bulletin space and poster space are generally sold for periods ranging from 30 days to 12 months. Billboards are generally mounted on structures owned or leased by Viacom Outdoor. Lease agreements are negotiated with both public and private landowners for varying terms ranging from month-to-month to year-to-year and can be for terms of 10 years or longer, and many provide for renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord.

        Transit advertising includes advertising on or in transit systems, including the interiors and exteriors of buses, trains, trams and at rail stations. Transit advertising contracts are negotiated with public transit authorities and private transit operators and generally provide for payment to the transit authority of a percentage of the revenues, a fixed payment, or the greater of a percentage of the revenues or a fixed payment. Where revenues are lower than anticipated, the minimum amount required to be paid to a transit authority may exceed, or be a high percentage of, the advertising revenues received by Outdoor under that advertising contract.

        Street furniture displays, the most common of which are bus shelters, reach both vehicular and pedestrian audiences. Bus shelters are usually constructed, installed and maintained by Outdoor. Most of Outdoor's bus shelter contracts include revenue-sharing arrangements with a municipality or transit authority and often include minimum required payments. Street furniture contracts usually involve a competitive bidding process and contracts typically are for a term of between 10 to 20 years. Contracts are awarded on the basis of projected revenues to the municipality, including minimum payments, and Viacom Outdoor's willingness to construct public facilities, such as bus shelters, public toilets and information kiosks. In both its transit and street furniture negotiations, Outdoor seeks to reduce minimum payment obligations on new agreements and on renewal of existing agreements. This position may make it more difficult to enter into new agreements or to renew certain existing agreements.

        Viacom Outdoor's business strategy involves expanding its presence in major selected markets, to grow its revenues and cash flow by being a leading provider of out of home advertising services in the markets it serves, controlling costs and developing and entering into new markets. In addition, the Company purchases outdoor advertising assets within its existing markets or in contiguous markets. During 2004, Viacom Outdoor acquired new properties and entered into new markets and ventures, including the acquisition of advertising rights and billboards at the Oakland-Alameda County Coliseum Complex in California. The Company believes that there will be continuing opportunities for implementing its acquisition and development strategies given the outdoor advertising industry's fragmentation. This is particularly true in the international markets, where Viacom Outdoor's presence offers opportunities to increase profitability both from existing operations and from future acquisitions.

        Outdoor Competition.    The outdoor advertising industry is fragmented, consisting of several large companies involved in outdoor advertising such as Clear Channel Communications and Lamar Advertising as well as hundreds of smaller and local companies operating a limited number of structures in a single or a few local markets. The Company also competes with other media, including broadcast and cable television, radio, print media, the Internet and direct mail marketers, within their respective markets. In addition, it competes with a wide variety of out-of-home media, including advertising in shopping centers, airports, movie theaters, supermarkets and taxis. Advertisers compare relative costs of available media and cost-per-thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, the outdoor advertising industry relies on its relative cost efficiency and its ability to reach a broad segment in a specific market or to target a particular geographic area or population with a particular demographic within that market. New technologies for outdoor advertising displays, such as animated billboards, continue to develop. The Company keeps apprised of new technologies and endeavors to remain competitive in this regard. If these new technologies prove desirable to Viacom Outdoor's customers, the Company's costs could increase.

        The Company believes that its strong emphasis in sales and customer service and its position as a leading provider of advertising services in each of its primary markets as well as its nationwide inventory enables it to compete effectively with the other outdoor advertising companies, as well as other media, within those markets.

    Entertainment    (18%, 20% and 19% of the Company's consolidated revenues in 2004, 2003 and 2002, respectively)

        The Entertainment segment's principal businesses are Paramount Pictures, which produces and distributes theatrical motion pictures; Simon & Schuster, which publishes and distributes consumer books; Paramount Parks, which is principally engaged in the ownership and operation of five regional theme parks and a themed attraction in the U.S. and Canada; Famous Players™, which operates movie theaters in Canada; and Famous Music®, which is involved in music publishing.

        Theatrical Motion Pictures.    Through Paramount Pictures, the Company produces, finances and distributes feature motion pictures. Each picture is a separate and distinct product with its financial success dependent upon many factors, among which cost and public response are of fundamental importance. In general, motion pictures produced or acquired for distribution by Paramount Pictures are exhibited in U.S. and foreign theaters followed by DVDs and videocassettes, pay-per-view television, premium subscription television, network television and basic cable and syndicated television exploitation. During 2004, Paramount Pictures produced, co-produced or acquired, and theatrically released, 16 feature motion pictures, including Mean Girls, Collateral, The SpongeBob SquarePants Movie and Lemony Snicket's A Series Of Unfortunate Events. Paramount Pictures currently plans to release approximately 15 films in 2005 including Coach Carter, produced by MTV Films and released in the first quarter of 2005. Generally, Paramount Pictures incurs the production and marketing costs of films produced by MTV Films or Nickelodeon Movies and released by Paramount Pictures. MTV Films or Nickelodeon Movies receives a participation based on the performance of these films and producer fees. Paramount Classics®, a division of Paramount Pictures established to handle the distribution of specialized film product, released 10 films in 2004 and currently plans to release approximately 9 titles in 2005. Release plans for films may change due to a variety of factors.

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

        Paramount Pictures generally distributes its motion pictures for theatrical release outside the U.S. and Canada through United International Pictures ("UIP"), a company owned by the Company and an affiliate of Universal Studios, Inc. Pursuant to their agreement, UIP will continue to distribute each studio's films through 2006. Paramount Pictures distributes its motion pictures on DVDs and videocassettes in the U.S. and Canada through Paramount Home Entertainment™ and outside the U.S. and Canada, generally through Paramount Home Entertainment International. Paramount Pictures' feature films initially theatrically released in the U.S. on or after January 1, 1998 have been exhibited exclusively to U.S. premium subscription television on SNI program services for certain windows. Paramount Pictures also distributes its motion pictures for premium subscription, free and basic cable television release outside the U.S. and licenses its motion pictures to residential and hotel/motel pay-per-view, airlines, schools and universities. License fees for exhibition on broadcast and/or cable television are generally collected in installments. License fees for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the period that licensed films are available for such exhibition, which, among other reasons, may cause substantial fluctuation in Paramount Pictures' operating results. At December 31, 2004 and December 31, 2003, the unrecognized revenues attributable to such licensing of completed films from Paramount Pictures' license agreements were approximately $1.2 billion, including intercompany revenues of $287.4 million and $281.1 million, respectively. At December 31, 2004, Paramount Pictures had approximately 1,100 motion pictures in its library. The Company also has a library of additional motion picture titles, most of which comprise the Spelling Entertainment™ library. These libraries consist of titles for which Paramount Pictures and the Company control rights for various media and territories and for varying terms.

        Publishing.    Simon & Schuster publishes and distributes adult and children's consumer books in the U.S. and internationally. Simon & Schuster's major adult imprints include Simon & Schuster, Pocket Books, Scribner and Simon Spotlight Entertainment™. Simon & Schuster's major children's imprints include Simon Spotlight®, Aladdin Paperbacks™ and Simon & Schuster Books For Young Readers™. Simon & Schuster also develops special imprints and publishes titles based on MTVN, Paramount Pictures and Showtime products as well as that of third parties and distributes products for other publishers. Simon & Schuster distributes its products directly and through third parties. Simon & Schuster also delivers content and promotes its products on Internet sites operated by various imprints or linked to individual titles. International publishing includes the international distribution of English-language titles through Simon & Schuster UK, Simon & Schuster Canada and Simon & Schuster Australia and other distributors, as well as the publication of local titles by Simon & Schuster UK.

        In 2004, Simon & Schuster published 100 titles that were New York Times bestsellers, including 17 New York Times number one bestsellers. Best-selling titles in 2004 include "Angels & Demons" by Dan Brown, "He's Just Not That Into You" by Greg Behrendt and Liz Tuccillo, "Family First" by Dr. Phil McGraw and several series featuring characters from popular Nickelodeon programs. Simon & Schuster Online™, through SimonSays.com, publishes original content, builds reader communities and promotes and sells Simon & Schuster's books over the Internet.

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

        Parks.    Paramount Parks owns and operates five regional theme parks and a themed attraction in the U.S. and Canada: Paramount's Carowinds®, in Charlotte, North Carolina, Paramount's Great America™, in Santa Clara, California, Paramount's Kings Dominion™, located near Richmond, Virginia, Paramount's Kings Island™, located near Cincinnati, Ohio, Paramount Canada's Wonderland®, located near Toronto, Ontario, and the themed attraction, Star Trek: The Experience®, at the Las Vegas Hilton, a futuristic, interactive environment based on the popular television and movie series. Each of the theme parks features attractions, products and live shows based on various intellectual properties of the Company. In addition, Paramount Parks manages and operates Bonfante Gardens, a family-oriented garden theme park in Gilroy, California. The Company has received unsolicited interest in Paramount Parks and is exploring its options.

        A substantial amount of Paramount Parks' income is generated during its seasonal operating period. Factors such as local economic conditions, competitors and their actions, and weather conditions during the operating season may impact the business' performance.

        Theatrical Exhibition.    The Company's movie theater operations include Famous Players in Canada. At December 31, 2004, Famous Players operated approximately 771 screens in 78 theaters across Canada. The Company is in the process of soliciting offers to purchase Famous Players. In the fourth quarter of 2004, entities affiliated with the Company and Vivendi Universal sold their respective 50% equity interests in United Cinema International. Affiliates of the Company and Vivendi Universal continue to each own a 50% interest in entities which operated approximately 122 screens in 12 theaters in the U.K., Brazil and Argentina at December 31, 2004, which are subject to proposed sale transactions. The Company also owns a 50% interest in two entities which operate approximately 123 screens in 20 theaters under the name Mann Theatres, the substantial majority of which are located in California. The Company and its joint venture partner are in the process of soliciting offers to purchase the Mann Theatres.

        Music Publishing.    The Famous Music publishing companies own, control and/or administer all or a portion of the copyrights to more than 125,000 musical works (songs, scores, cues). These rights include the right to license and exploit such works, as well as the right to collect income generated by such licensing and exploitation and are principally derived from (i) agreements entered into by Paramount Pictures, Paramount Television, Spelling Television, CBS Broadcasting, MTVN and various other divisions of the Company respecting certain motion pictures, television programs and other properties produced by such units and (ii) agreements entered into directly by Famous Music with songwriters and music publishers, including exclusive songwriting agreements, music administration agreements and catalog purchases.

  Entertainment Competition.

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

        Publishing.    The consumer publishing business is highly competitive and has been affected over the years by consolidation trends. Significant mergers have occurred among the leading consumer publishers. The book superstore remains a significant factor in the industry contributing to the general trend toward consolidation in the retail channel. There have also been a number of mergers completed in the distribution channel. The Company must compete with other larger publishers such as Random House, Penguin Group and Harper Collins for the rights to works by authors. Competition is particularly strong for well-known authors and public personalities.

        Parks.    The Company competes with other highly-capitalized, multi-park entertainment corporations. In order to compete effectively, the Company must differentiate its products through its access to entertainment intellectual property and brands and by investing capital to attract repeat customers. The Company believes that its intellectual properties enhance existing attractions and facilitate the development of new attractions, which encourage visitors to the Paramount Parks theme parks. The Company's theme parks also compete with other forms of leisure entertainment and with smaller operations in its regions and with other forms of entertainment.

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

    Intellectual Property

        Laws affecting intellectual property are of significant importance to the Company (see "Intellectual Property" on page I-27).

        Copyright Law and Content.    In the U.S., the copyright term for authored works is life of the author plus 70 years and 95 years for works-made-for-hire.

          Peer-to-Peer Piracy.    Unauthorized distribution of copyrighted material over the Internet such as through so-called peer-to-peer services is a threat to copyright owners' ability to protect and exploit their property. The Company is engaged in enforcement and other activities to protect its intellectual property and is an active participant in various industry-wide litigations, education and public relations programs and legislative activity on a worldwide basis. The U.S. Supreme Court is expected to decide, in its current term, the extent to which operators of services that facilitate infringement, such as peer-to-peer services, may be held liable for copyright infringement carried out on their services.

          Broadcast Flag.    Effective July 1, 2005, all devices with television tuners must be able to recognize a Broadcast Flag which prevents programs from being uploaded to the Internet or other digital networks for redistribution without authorization. The FCC imposed this requirement to prevent unauthorized redistribution on the Internet of programming digitally broadcast by free-over-the-air broadcasters and to prevent the migration of high value programming from free broadcast to subscription delivery systems. Content distributed over cable and DTH systems is already protected by those services' conditional access systems. The FCC's rules have been appealed to the U.S. Court of Appeals for the D.C. Circuit.

    Cable Networks

        Online Music Royalties.    MTVN, on behalf of its Web sites, and BET Interactive, LLC, on behalf of BET.com, currently obtain much of their Web site content from record labels, music publishers and artists. MTVN and BET Interactive also obtain certain rights to some of their Web site content, such as performance rights of song composers and non-interactive rights to digital transmission of recordings, pursuant to statutory compulsory licenses established by the Digital Millennium Copyright Act. The royalties payable for such licenses are established periodically by Copyright Arbitration Royalty Panels.

        A la Carte.    Several policymakers maintain that cable operators should be required to offer programming to subscribers on a network by network basis. Unbundling packages of program services may lead to reduced viewership and increased marketing expenses, and may affect a cable network's ability to compete for or attract the same level of advertising dollars. In addition, the decline in subscribers could lead to a loss in cable operators' local advertising revenue.

        Children's Programming.    Federal legislation and FCC rules limit the amount of commercial matter that may be shown on cable channels during programming designed for children 12 years of age and younger. The FCC recently issued new rules that would, as of January 1, 2006, classify promotions on a channel for programs aired on that channel as commercial matter unless the programs being promoted are educational and informational as defined under FCC rules. The Company and several other companies have asked the FCC to reconsider this rule. If not modified, this rule could have an adverse impact on the Company's children's program services. In addition, the FCC issued a rule, also effective January 1, 2006, that would limit promotions during children's cable programming of Web sites associated with children's program services. This rule, if not modified, could have an adverse impact on the Company's Web sites for children.

        In October 2004, the Company entered into a Consent Decree with the FCC to dismiss with prejudice alleged violations of the commercial limits during children's programming on Nickelodeon. The Company agreed to make a voluntary contribution to the U.S. Treasury in the amount of $1 million and to prospectively reduce the amount of commercial matter aired on Nickelodeon representing the excess of the minutes-per-hour limitations Nickelodeon allegedly aired during the period of inquiry. The Consent Decree also obligated the Company to provide training with respect to the children's television rules and to implement other measures to reduce the risk of exceeding the commercial limits.

    Broadcasting

        General.    Television and radio broadcasting are subject to the jurisdiction of the FCC under the Communications Act. The Communications Act empowers the FCC, among other actions, to: issue, renew, revoke and modify broadcasting licenses; determine stations' frequencies, locations and operating power;

regulate some of the equipment used by stations; adopt other regulations to carry out the provisions of the Communications Act and other laws, including requirements affecting the content of broadcasts; and to impose penalties for violation of its regulations, including monetary forfeitures, short-term renewal of licenses and, in egregious cases, license revocation or denial of license renewals.

        Under the Communications Act, the FCC also regulates certain aspects of the operation of cable and DTH systems and other electronic media that compete with broadcast stations.

        Indecency Regulation.    The FCC's rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC's definition of indecent material, coupled with the spontaneity of live programming. The FCC in the last few years has stepped up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation proceedings against broadcast licensees for "serious" indecency violations. Legislation has also been introduced in Congress that would increase the penalties for broadcasting indecent programming and potentially increase the exposure of broadcasters to license revocation, renewal or qualifications proceedings in the event that they broadcast indecent material. In 2004, the FCC notified the Company of apparent liability for a $550,000 forfeiture relating to the broadcast of the Super Bowl half-time show by the Company's CBS broadcast television station affiliates and the CBS Television Network. The FCC had also previously initiated enforcement proceedings in response to allegations that several of the Company's radio stations had broadcast indecent material. In November 2004, the Company entered into a Consent Decree with the FCC pursuant to which all of these proceedings, other than the Super Bowl proceeding, were dismissed with prejudice and the Company agreed to make a voluntary contribution to the U.S. Treasury in the amount of $3.5 million when the Consent Decree becomes a "final order." The Company is defending the Consent Decree, which is being challenged by a third party, and is contesting the Super Bowl forfeiture. The Consent Decree also obligated the Company to provide training with respect to FCC indecency regulation to programming-related personnel at its broadcast radio and television operations and to implement other measures, such as audio and video delay mechanisms and editorial controls, to reduce the risk of broadcasting indecent material. Modifications to the Company's programming to reduce the risk of indecency violations could have an adverse effect on the competitive position of the Company's radio and television stations and the CBS Television Network.

        License Renewals.    Radio and television broadcast licenses are granted for a term of eight years. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity and with respect to the station, there have been no serious violations by the licensee of either the Communications Act or the FCC's rules and regulations and there have been no other violations by the licensee of the Communications Act or the FCC's rules and regulations that, taken together, constitute a pattern of abuse. The Company has pending and will file renewal applications for a number of its radio and television station licenses in 2005 and 2006, two of which have been opposed by third parties, and other renewal applications may be so opposed in the future.

        License Assignments.    The Communications Act requires prior FCC approval for the assignment of a license or transfer of control of an FCC licensee. Third parties may oppose the Company's applications to acquire additional broadcast licenses.

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

        In 2003, the FCC completed a comprehensive review of all of its broadcast ownership rules (the "Omnibus Ownership Review"), including the local radio ownership rule, the local television ownership rule, the television national audience reach limitation, the dual network rule, the newspaper-broadcast cross-ownership rule and the radio-television cross-ownership rule, and adopted revised rules. Under the new rules, the Company would be permitted to expand its television and radio station holdings in a number of markets. Several parties, however, appealed the FCC's decision to the U.S. Court of Appeals for the Third Circuit. In January 2004, Congress passed legislation establishing a national television audience reach limitation of 39%. This legislation superseded the FCC's decision in the Omnibus Ownership Review to raise the limitation to 45%. In June 2004, the Third Circuit remanded most of the other revised rules to the FCC for additional justification or modification, including new cross-media limits the FCC had established and certain revisions to the local radio and television ownership rules. Pending the Third Circuit's subsequent review of the FCC's decision on remand, a stay of the new broadcast ownership rules, except for the new local radio ownership rules, will remain in effect. The Company has joined with others in asking the U.S. Supreme Court to review the Third Circuit's decision.

        The FCC's ownership rules, as currently in effect, and the new rules that remain subject to the court's stay, are briefly summarized below.

          Local Radio Ownership.    One party may own up to eight radio stations in the largest markets, no more than five of which may be either AM or FM. With a few exceptions, the rule permits the common ownership of eight radio stations in the top 50 markets, where Radio has significant holdings. In the Omnibus Ownership Review, the FCC changed its method of defining local radio markets and counting the number of stations in a particular market, but not the numeric limits. As a result of the change in the method used for defining and counting the number of stations in a local radio market, the Company's radio portfolio exceeds the FCC's numeric limit in two markets. While the new rule does not require the divestiture of any existing radio ownership combinations, the Company is not permitted to transfer its radio portfolios in those two markets intact, except to qualified small businesses.

          Local Television Ownership.    Under the FCC's local television ownership rule as currently in effect, one party may own up to two television stations in the same market, referred to as a designated market area ("DMA"), so long as at least one of the two stations is not among the top four-ranked stations in the market based on audience share as of the date an application for approval of an acquisition is filed with the FCC, and at least eight independently owned and operating full-power television stations remain in the market following the acquisition. Further, without regard to numbers of remaining or independently owned TV stations, the rule as in effect permits the ownership of two television stations within the same DMA so long as certain signal contours of the stations involved do not overlap. The new rule would eliminate the exception for non-overlapping stations and the requirement for a minimum of eight independently owned and operated stations in a DMA. Under the new rule, one party could own up to 3 television stations in DMAs with 18 or more television stations and up to 2 television stations in DMAs with fewer than 18 television stations. The FCC, however, retained the prohibition of ownership of two top four-ranked stations, with limited exceptions.

          Television National Audience Reach Limitation.    Under the national television ownership rule, as modified by Congress in 2004, one party may not own television stations which reach more than 39% of all U.S. television households. For purposes of calculating the total number of television households reached by a station, the FCC attributes a UHF television station with only 50% of the television households in its market.

          The Company currently owns and operates television stations that have an aggregate television national audience reach for purposes of the national ownership limitation of approximately 38%, after taking the UHF discount and the pending acquisition of KOVR-TV and divestitures of WNDY-TV and WWHO-TV into account.

          Radio-Television Cross-Ownership Rule.    The radio-television cross-ownership rule as currently in effect limits the common ownership of radio and television stations in the same market. The numeric limit varies according to the number of independent media voices in the market.

          The Company owns combinations of radio and television stations in the Los Angeles and Baltimore markets in excess of the limit currently in effect and would own a radio-television combination in the Sacramento market in excess of the limit following the acquisition of KOVR-TV. With respect to the Los Angeles market the Company has an application pending before the FCC that if granted would bring the Company into compliance with the rule. The Company has also entered into an agreement to sell the necessary radio stations in Baltimore to comply with the rule. In order to acquire KOVR-TV, the Company is required to divest one of its radio stations that serves the Sacramento market under the FCC's radio-television cross-ownership rule.

          New Cross-Media Limits.    The FCC repealed the radio-television cross-ownership rule in the Omnibus Ownership Review and replaced it, as well as the newspaper-broadcast cross-ownership rule, with new cross-media limits. Under the new cross-media limits, there would be no cross-media limits in DMAs with nine or more television stations. In DMAs with between four and eight television stations, radio and television cross-ownership would be permitted without any limitation, so long as there is no common ownership of a daily newspaper. The new rule would prohibit radio and television station cross-ownership only in markets with three or fewer television stations. The Company's radio and television portfolio complies with the new cross-media limits assuming that they go into effect without modifications.

          Dual Network Rule.    The dual network rule prohibits any of the four major networks, ABC, CBS, FOX and NBC, from combining. The FCC made no change to this rule in the Omnibus Ownership Review.

          Attribution of Ownership.    Under the FCC's attribution rules, a direct or indirect purchaser of various types of securities of an entity which holds FCC licenses, such as the Company, could violate the foregoing FCC ownership regulations or policies if that purchaser owned or acquired an "attributable" interest in other media properties. Under the FCC's rules, an "attributable" interest for purposes of the FCC's broadcast ownership rules generally includes: equity and debt interests which combined exceed 33% of a licensee's total assets, if the interest holder supplies more than 15% of the licensee's total weekly programming, or has an attributable same-market media interest, whether television, radio, cable or newspaper; a 5% or greater direct or indirect voting stock interest, including certain interests held in trust, unless the holder is a qualified passive investor in which case the threshold is a 20% or greater voting stock interest; any equity interest in a limited liability company or a partnership, including a limited partnership, unless properly "insulated" from management activities; and any position as an officer or director of a licensee or of its direct or indirect parent. The FCC is currently reviewing its single majority voting shareholder attribution exemption which renders as non-attributable voting interests up to 49% in a licensee controlled by a single majority voting shareholder. The Company has a single majority voting shareholder.

          Alien Ownership.    The Company periodically surveys its public shareholders to ascertain compliance with this statute. The Communications Act limits the ability of foreign entities or individuals to own or hold interests in broadcast licenses.

        Digital Television Service.    The FCC has taken a number of steps to implement digital television broadcasting service in the U.S. The FCC has attempted to provide digital television coverage areas that are comparable to stations' existing service areas and has provided all licensed television stations with a second channel on which to broadcast a digital television signal. Licensees are permitted to use their digital channels for a wide variety of services such as high definition, multiple channels of standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free over-the-air video program signal at least comparable in resolution to the station's analog programming transmissions.

        The FCC required all commercial television stations to begin broadcasting a digital signal by May 1, 2002. With the exception of its UPN-affiliated stations in Pittsburgh, Oklahoma City and Providence, all of the Company's stations are transmitting digital broadcasts that comply with the FCC's requirements. Two of these three UPN-affiliated stations are not broadcasting a digital signal because of FCC proceedings involving changes in their assigned digital channels, while the third station has experienced difficulties obtaining required local building permits. Beginning April 1, 2005, the Company's television stations which are transmitting a digital signal will be required to transmit a digital signal 100% of the time they are transmitting an analog signal.

        The FCC's plan conditionally calls for the digital television transition period to end in the year 2006, at which time current rules would require television broadcasters to cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. As provided by statute, however, the FCC is required to extend the end of the transition at the request of individual broadcast licensees on a market-by-market basis if one or more of the four largest network stations or affiliates is not broadcasting in digital, digital-to-analog converter technology is not generally available, or 15% or more television households are not receiving a digital signal. The FCC has recently initiated the process of assigning a final digital channel to all television stations. This process will not be completed until late 2006 at the earliest. The Company has incurred considerable costs in the conversion to digital television and is unable to predict the extent or timing of consumer demand for digital television services and the resulting impact on the Company's viewership.

        Cable and Satellite Carriage of Television Broadcast Stations.    The 1992 Cable Act and implementing FCC regulations govern the retransmission of commercial television stations by cable television operators. Every three years, each station must elect, with respect to cable systems within its DMA, either "must carry" status, pursuant to which the cable system's carriage of the station is mandatory, or "retransmission consent," pursuant to which the station gives up its right to mandatory carriage in order to negotiate consideration in return for consenting to carriage. In general, the Company's stations have elected the retransmission consent option for cable carriage for the three-year period that began January 1, 2003. The Company is still in the process of negotiating retransmission consent agreements with some cable operators, but in all cases the cable systems continue to carry the stations' signals. The next election between the must-carry and retransmission consent options must be made by October 1, 2005 for the three-year period beginning January 1, 2006.

        The Satellite Home Viewer Improvement Act permits DTH carriers such as DirecTV and EchoStar to retransmit a local television station's signal into its local market without copyright liability, subject to the consent of the local broadcaster. Until the end of 2009, the DTH carrier may retransmit distant analog and digital network signals to certain households not served by local network affiliates, under the Satellite Home Viewer Extension and Reauthorization Act of 2004. Since January 1, 2002, DTH carriers have been required to carry the signals of all local television broadcast stations requesting carriage in local markets in which the DTH carrier carries at least one signal under the local-to-local compulsory license. Every three years, each station must elect "must carry" or "retransmission consent" status, in a manner similar to that described above with respect to cable systems. Almost all of the Company's owned and operated television stations are being transmitted into their local markets by the two major DTH carriers, either through retransmission consent agreements or mandatory carriage elections.

        The foregoing relates to cable and satellite carriage of analog television broadcast stations. Although a single programming stream transmitted by each digital television station will be required to be carried on both distribution platforms after the end of the digital television transition period, the FCC in February 2005 affirmed that it will not require cable operators either to carry both a station's analog and digital signals during the transition period or, after the conversion to digital, to carry more than a station's primary video programming channel. However, the Company has agreements with a number of multiple system operators that require carriage of the digital and analog signals of the Company-owned television stations during the transition (including multiple streams of digital programming).

        Digital Radio.    For a number of years, the FCC has been developing rules that would permit existing AM and FM radio broadcast stations to broadcast digitally in order both to improve sound quality and to provide spectrum for enhanced data services to complement the existing programming service and provide new business opportunities for radio broadcasters. In 2002, the FCC authorized FM radio stations (on a full-time basis) and AM radio stations (on a daytime only basis) to broadcast digital signals using excess spectrum in the same channel used for analog transmissions. The FCC is still developing final rules for the conversion of radio stations to digital, and has not mandated use of the technology or established any timetable for conversion to digital. Despite the lack of such a mandate, the Company has recently committed to converting 131 of its 183 radio stations to digital broadcasting technology over the next several years. Approximately 20 other broadcasters have made similar commitments that will result in more than 2,500 AM and FM stations converting to digital technology nationwide, including in each of the top 100 radio markets.

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

        Under U.S. law, principally the Highway Beautification Act of 1965 (the "HBA"), outdoor advertising is controlled on primary and interstate highways built with federal financial assistance. As a condition to federal highway assistance, the HBA requires states to restrict billboards on such highways to commercial and industrial areas, and imposes certain additional size, spacing and other requirements associated with the installation and operation of billboards. All states have passed laws and adopted regulations at least as restrictive as the federal requirements, including the obligation on the part of the billboard owner to remove, at the owner's expense and without compensation, any signs on such highways that do not comply with such requirements. Outdoor does not believe that the number of its billboards that may be subject to removal under these regulations is material. No state in which Outdoor operates has banned billboards, but some have adopted standards more restrictive than the federal requirements. Municipal and county governments generally also have sign controls as part of their zoning laws and building codes. Some state and local governments prohibit construction of new billboards and some allow new construction only to replace existing structures, although most allow construction of billboards subject to restrictions on zones, size, spacing, height and type of construction. In some cases, the construction of new billboards or the relocation or modification of existing billboards is prohibited. A number of cities including New York City, Los Angeles and Miami have implemented or initiated legislative billboard controls, including imposing taxes, fees and registration requirements in an effort to decrease or restrict the number of outdoor signs. The Company contests such laws and regulations that it believes unlawfully restrict its constitutional or other legal rights and may adversely impact the growth of the outdoor advertising business.

        U.S. law does not require removal of existing lawful billboards, but it does require payment of compensation if a state or political subdivision compels the removal of a lawful billboard along a primary or interstate highway that was built with federal financial assistance. State governments have purchased and removed legal billboards for beautification in the past using federal funding for transportation enhancement programs, and may do so in the future. State government authorities from time to time use the power of eminent domain to remove billboards. Thus far, Outdoor has been able to obtain satisfactory compensation for its billboards purchased or removed as a result of this type of governmental action, although there is no assurance that this will continue to be the case in the future. Local governments do not generally purchase billboards for beautification, but some have attempted to force removal of legal but nonconforming billboards (billboards which conformed with applicable zoning regulations when built but which do not conform to current zoning regulations) after a period of years under a concept called amortization. Under this concept the governmental body asserts that just compensation is earned by continued operation of the billboard over time. Although there is some question as to the legality of amortization under federal and many state laws, amortization has been upheld in some instances. Outdoor generally has been successful in negotiating settlements with municipalities for billboards required to be removed. Restrictive regulations also limit Outdoor's ability to rebuild or replace nonconforming billboards.

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

        Out-of-court settlements between the major U.S. tobacco companies and all 50 states include a ban on the outdoor advertising of tobacco products. State and local governments continue to initiate proposals designed to limit outdoor advertising of alcohol. Other products and services may be targeted in the future. Legislation regulating alcohol-related advertising due to content-related restrictions could cause a reduction in Outdoor's direct revenue from such advertisements and a simultaneous increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

INTELLECTUAL PROPERTY

        The Company is a leader in the creation, ownership and distribution of intellectual property worldwide. It is the Company's practice to protect its theatrical and television product, characters, publications and its other original and acquired works and software. The following logos and trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of the Company: Viacom®, CBS®, CBS Entertainment™, CBS News™, CBS Sports™, UPN®, Infinity Radio®, Viacom Outdoor®, BET®, Comedy Central®, CMT®: Country Music Television™, MTV Music Television®, MTV U™, Nick at Nite®, Nickelodeon®, Spike TV®, TV Land®, VH1®, Paramount®, Paramount Pictures®, Famous Music®, Spelling Television®, Big Ticket Television®, Viacom Productions®, King World®, Paramount Parks®, Entertainment Tonight®, Star Trek®, Showtime®, The Movie Channel™, Flix®, Simon & Schuster® and Pocket Books®. As a result, domestic and foreign laws protecting intellectual property rights are important to the Company and the Company actively enforces its intellectual property rights against infringements.

EMPLOYEES AND LABOR MATTERS

        At December 31, 2004, the Company employed approximately 38,350 people including full-time and part-time salaried employees.

FINANCIAL INFORMATION ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

        Financial and other information by segment and relating to foreign and domestic operations for each of the last three years ending December 31 is set forth in Note 14 to the Consolidated Financial Statements.

AVAILABLE INFORMATION

        Viacom Inc.'s Web site address is www.viacom.com. Viacom Inc. makes available free of charge on or through the Shareholder Info section of its Web site its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through the Company's Web site as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. On June 16, 2004, the Company submitted to the New York Stock Exchange the Annual CEO Certification required by Section 303A 12(a) of the New York Stock Exchange Listing Manual. The Company filed with the Securities and Exchange Commission the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31(a) and 31(b) to its Annual Report on Form 10-K for the year ended December 31, 2003.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

        This document and the documents incorporated by reference into this Annual Report on Form 10-K, including "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition," contain both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. More information about these risks, uncertainties and other factors is set forth on pages II-28 to II-30 of "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition." There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 2.    Properties.

        The Company maintains its world headquarters at 1515 Broadway, New York, New York, where it rents approximately 1.3 million square feet for executive offices and certain of its operating divisions. The lease for the majority of the space runs to 2010, with four renewal options for five years each thereafter. The Company also leases the following major facilities in New York City for certain of its operating divisions: (a) approximately 548,000 square feet of office space at 1633 Broadway, New York, New York, which lease runs to 2010, and (b) approximately 237,000 square feet of office space at 1230 Avenue of the Americas, New York, New York, which lease runs to 2009. The Company owns the building located at 51 West 52nd Street, New York, New York, containing approximately 900,000 square feet which is principally leased to third parties and houses approximately 200,000 square feet of office space used by the Company, and the CBS Broadcast Center complex located on approximately 3.7 acres at 524 West 57th Street, New York, New York and consists of approximately 860,000 square feet. The Company also owns three studio facilities in California: (a) the Paramount Pictures studio at 5555 Melrose Avenue, Los Angeles, California, located on approximately 62 acres, (b) the CBS Studio Center at 4204 Radford Avenue, Studio City, California, located on approximately 40 acres, and (c) CBS Television City at 7800 Beverly Boulevard, Los Angeles, California, located on approximately 11 acres. Paramount Parks' operations in the U.S. include approximately 1,950 acres owned and 108 acres leased and in Canada include approximately 380 acres owned.

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

        Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2004, the Company had pending approximately 112,140 asbestos claims, as compared with approximately 112,280 as of December 31, 2003 and approximately 103,800 as of December 31, 2002. Of the claims pending as of December 31, 2004, approximately 82,370 were pending in state courts, 27,180 in federal courts and approximately 2,590 were third party claims. During 2004, the Company received approximately 16,060 new claims and closed or moved to an inactive docket approximately 16,200 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

        Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third party claims. The Company's total costs (recovery) for the years 2004 and 2003 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $58.4 million and $(8.7) million, respectively. A portion of such costs relates to claims settled in prior years. If proceeds received in 2003 from an insurance commutation were excluded from the Company's total costs in 2003, the Company's total costs after insurance recoveries and net of tax benefits would have been $56.6 million. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

        Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at December 31, 2004. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and that these asbestos liabilities are not likely to have a material adverse effect on its results of operations, financial position or cash flows.

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

        Antitrust.    In July 2002, judgment was entered in favor of the Company, Blockbuster, Paramount Home Entertainment and other major motion picture studios and their home video subsidiaries with respect to a complaint filed in the United States District Court for the Western District of Texas. The complaint included federal antitrust and California state law claims. In August 2003, the Fifth Circuit Court of Appeals affirmed the federal court judgment. The Supreme Court of the United States refused plaintiffs' petition for writ of certiorari in March 2004. In February 2003, a similar complaint that had been filed in a Los Angeles County Superior Court was also dismissed with prejudice. The plaintiffs have appealed the California state court dismissal, as well as a prior denial of class certification. As a result of the split-off of Blockbuster in 2004, any judgment in this matter adverse to the Company, Blockbuster and/or Paramount Home Entertainment will be allocated 33.33% to Blockbuster and 66.67% to the Company. The Company believes that the plaintiffs' positions in these litigations are without merit and intends to continue to vigorously defend itself in the litigations.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not Applicable.

EXECUTIVE OFFICERS OF THE COMPANY

        Set forth below is certain information concerning the executive officers of the Company as of March 10, 2005.

Name	Age	Title
Sumner M. Redstone	81	Chairman of the Board of Directors and Chief Executive Officer
Thomas E. Freston	59	Co-President and Co-Chief Operating Officer
Leslie Moonves	55	Co-President and Co-Chief Operating Officer
Richard J. Bressler	47	Senior Executive Vice President and Chief Financial Officer
Carl D. Folta	47	Executive Vice President, Corporate Relations
Michael D. Fricklas	45	Executive Vice President, General Counsel and Secretary
Susan C. Gordon	51	Senior Vice President, Controller and Chief Accounting Officer
Carol A. Melton	50	Executive Vice President, Government Relations
William A. Roskin	62	Executive Vice President, Human Resources and Administration
Martin M. Shea	61	Executive Vice President, Investor Relations

None of the executive officers of the Company is related to any other executive officer or director by blood, marriage or adoption except that Shari Redstone, a Director of the Company, is the daughter of Sumner M. Redstone.

        Mr. Redstone has been Chairman of the Board of the Company since 1987 and Chief Executive Officer since 1996. Mr. Redstone has also served as Chairman of the Board of NAI since 1986 and Chief Executive Officer of NAI since 1967. He served as President of NAI from 1967 through 1999. Mr. Redstone served as the first Chairman of the Board of the National Association of Theatre Owners and is currently a member of its Executive Committee. Since 1982, Mr. Redstone has been a member of the faculty of Boston University Law School, where he has lectured on entertainment law, and, since 1994, he has been a Visiting Professor at Brandeis University. He has also been a frequent lecturer at colleges, including Harvard Law School. Mr. Redstone graduated from Harvard University in 1944 and received a LL.B. from Harvard University School of Law in 1947. Upon graduation, Mr. Redstone served as Law Secretary with the United States Court of Appeals and then as a Special Assistant to the United States Attorney General. Mr. Redstone served in the Military Intelligence Division during World War II. While a student at Harvard, he was selected to join a special intelligence group whose mission was to break Japan's high-level military and diplomatic codes. Mr. Redstone received, among other honors, two commendations from the Military Intelligence Division in recognition of his service, contribution and devotion to duty. He is also a recipient of the Army Commendation Award. He served as a Director of Infinity Broadcasting until the merger of Infinity into Viacom in 2001. Mr. Redstone has been a Director of Viacom since 1986.

        Mr. Freston has been Co-President and Co-Chief Operating Officer of Viacom since June 2004. Prior to that, he served as Chairman and Chief Executive Officer of MTV Networks since 1987. Mr. Freston joined MTV Networks' predecessor company in 1980 and was one of the founding members of the team that launched MTV: Music Television.

        Mr. Moonves has been Co-President and Co-Chief Operating Officer of Viacom since June 2004. Prior to that, he served as Chairman and Chief Executive Officer of CBS since 2003 and as President and Chief Executive Officer of CBS since 1998. Mr. Moonves joined CBS in 1995 as President, CBS Entertainment. Prior to that, Mr. Moonves was President of Warner Bros. Television since July 1993.

        Mr. Bressler has been Senior Executive Vice President and Chief Financial Officer of the Company since May 2001. Before joining the Company, Mr. Bressler was Executive Vice President of AOL Time Warner Inc. and Chief Executive Officer of AOL Time Warner Investments. Prior to that, Mr. Bressler served in various capacities with Time Warner Inc., including as Chairman and Chief Executive Officer of Time Warner Digital Media. He also served as Executive Vice President and Chief Financial Officer of Time Warner Inc. from March 1995 to June 1999. Mr. Bressler serves on the National Advisory Committee of JPMorgan Chase. As previously announced, Mr. Bressler notified the Company that he will not renew his employment agreement and will depart from the Company no later than June 30, 2005.

        Mr. Folta has been Executive Vice President, Corporate Relations of the Company since November 2004. Prior to that, he served as Senior Vice President, Corporate Relations of the Company from November 1994 to November 2004, and Vice President, Corporate Relations of the Company from April 1994 to November 1994. Mr. Folta held various communications positions at Paramount Communications Inc. from 1984 until joining the Company in April 1994.

        Mr. Fricklas has been Executive Vice President, General Counsel and Secretary of the Company since May 2000. From October 1998 to May 2000, he served as Senior Vice President, General Counsel and Secretary of the Company. From July 1993, he served as Vice President, Deputy General Counsel of the Company and assumed the additional title of Senior Vice President in July 1994.

        Ms. Gordon has been Senior Vice President, Controller and Chief Accounting Officer of the Company since May 2002. Prior to that, she served as Vice President, Controller and Chief Accounting Officer of the Company from April 1995 to May 2002 and as Vice President, Internal Audit from October 1986 to April 1995. From June 1985 to October 1986, Ms. Gordon served as Controller of Viacom Broadcasting. She joined the Company in 1981 and held various positions in the corporate finance area.

        Ms. Melton has been Executive Vice President, Government Relations of the Company since November 2004. Prior to that, she served as Senior Vice President, Government Affairs of the Company, beginning in May 1997. Before joining the Company, Ms. Melton served most recently as Vice President, Law and Public Policy at Time Warner Inc., having joined Warner Communications Inc. in 1987. Prior to that, Ms. Melton served as Legal Advisor to the Chairman of the Federal Communications Commission and as Assistant General Counsel for the National Cable and Telecommunications Association.

        Mr. Roskin has been Executive Vice President, Human Resources and Administration of the Company since November 2004. He has been an executive officer of the Company since April 1988 when he became Vice President, Human Resources and Administration. In July 1992, Mr. Roskin was elected Senior Vice President, Human Resources and Administration of the Company. From May 1986 to April 1988, he was Senior Vice President, Human Resources at Coleco Industries, Inc. From 1976 to 1986, he held various executive positions at Warner Communications Inc., serving most recently as Vice President, Industrial and Labor Relations.

        Mr. Shea has been Executive Vice President, Investor Relations of the Company since November 2004. Prior to that, he served as Senior Vice President, Investor Relations of the Company, beginning in January 1998. From July 1994 to May 1995 and from November 1995 to December 1997, he was Senior Vice President, Corporation Communications for Triarc Companies, Inc. From June 1995 through October 1995, he served as Managing Director of Edelman Worldwide. From 1977 until July 1994, Mr. Shea held various Investor Relations positions at Paramount Communications Inc., serving most recently as Vice President, Investor Relations.

Item 5.    Market for Viacom Inc.'s Common Equity, Related Stockholder Matters and Purchases of Equity Securities.

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

	Voting Class A Common Stock		Non-Voting Class B Common Stock
	High	Low	High	Low

2004
1st quarter	$45.10	$36.76	$45.05	$36.35
2nd quarter	42.32	35.80	42.15	35.08
3rd quarter	36.74	32.56	35.94	31.90
4th quarter	37.60	34.00	37.27	33.42
2003
1st quarter	$43.95	$33.26	$43.96	$33.11
2nd quarter	48.13	36.53	49.75	36.16
3rd quarter	46.93	37.79	46.95	37.72
4th quarter	44.67	36.98	44.62	36.87

        Viacom declared a quarterly cash dividend on its common stock during the first three quarters of 2004 of $.06 per share and during the fourth quarter of 2004 of $.07 per share. During the third and fourth quarters of 2003, Viacom declared a quarterly cash dividend of $.06 per share.

        As of March 1, 2005, there were 4,793 record holders of Viacom Inc. Class A Common Stock and 59,597 record holders of Viacom Inc. Class B Common Stock.

        Information required by this item is also contained in the Viacom Inc. Proxy Statement for the Company's 2005 Annual Meeting of Stockholders under the heading "Equity Compensation Plan Information", which information is incorporated herein by reference.

        Below is a summary of Viacom Inc.'s purchases of its Class B Common Stock during the three months ended December 31, 2004 under its $8 billion stock purchase program publicly announced on October 28, 2004 under which the Company is authorized to acquire from time to time up to $8 billion in Viacom Class A Common Stock and non-voting Class B Common Stock. This program succeeded and replaced the Company's $3 billion stock purchase program announced in 2002.

(In millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Cost of Purchase	Remaining Authorization

October 1, 2004–October 31, 2004	3.1	$36.25	$110.7	$7,889.3
November 1, 2004–November 30, 2004	39.1	$36.03	$1,408.6	$6,480.7
December 1, 2004–December 31, 2004	12.4	$35.74	$444.7	$6,036.0

Total	54.6	$35.97	$1,964.0

        In connection with the exchange offer for the split-off of Blockbuster Inc., Viacom accepted 0.6 million shares of Viacom Class A and 27.4 million shares of Viacom Class B Common Stock in exchange for the 144 million shares of Blockbuster Inc. that Viacom owned.

Item 6.    Selected Financial Data.

VIACOM INC. AND SUBSIDIARIES
(In millions, except per share amounts)

	Year Ended December 31,(a)
	2004(b)(c)		2003(b)		2002(b)	2001	2000(d)(e)

Revenues		$22,525.9		$20,827.6	$19,186.8	$18,240.4	$15,271.1
Operating income (loss)		$(12,969.0)		$4,473.6	$4,240.9	$1,679.8	$1,245.2
Net earnings (loss) from continuing operations		$(15,059.5)		$2,237.8	$2,042.0	$(26.8)	$(301.8)
Net earnings (loss) before cumulative effect of accounting change		$(16,149.8)		$1,435.4	$2,206.6	$(223.5)	$(363.8)
Net earnings (loss)		$(17,462.2)		$1,416.9	$725.7	$(223.5)	$(816.1)
Basic earnings (loss) per common share:
Net earnings(loss) from continuing operations		$(8.78)		$1.28	$1.16	$(.02)	$(.25)
Net earnings (loss) before cumulative effect of accounting change		$(9.42)		$.82	$1.26	$(.13)	$(.30)
Net earnings (loss)		$(10.19)		$.81	$.41	$(.13)	$(.67)
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations		$(8.78)		$1.27	$1.15	$(.02)	$(.25)
Net earnings (loss) before cumulative effect of accounting change		$(9.42)		$.82	$1.24	$(.13)	$(.30)
Net earnings (loss)		$(10.19)		$.80	$.41	$(.13)	$(.67)
Dividends per common share(f)	$	..25	$	..12	—	—	—
At Year End:
Total assets		$68,002.3		$90,225.5	$90,496.9	$91,343.7	$83,239.2
Long-term debt from continuing operations		$9,715.0		$9,659.6	$9,862.7	$10,394.9	$11,528.4
Long-term debt from discontinued operations		$202.0		$421.6	$743.2	$1,080.7	$1,565.5
Total stockholders' equity		$42,024.3		$63,205.0	$62,487.8	$62,716.8	$47,966.9

          (a) In 2004, the exchange offer for the split-off of Blockbuster was completed and Blockbuster is presented as a discontinued operation. All prior periods have been reclassified to conform to this presentation.

          (b) SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was adopted in 2002. In 2004, as a result of the Company's annual goodwill impairment test, a non-cash charge of $18.0 billion, or $10.43 per diluted share, was recorded to reduce the carrying amount of Radio and Outdoor goodwill and intangibles to their respective estimated fair values.

          (c) As a result of the initial adoption of Emerging Issues Task Force Topic No. D-108 "Use of Residual Method to Value Acquired Assets Other than Goodwill", the Company recorded an after-tax charge of $1.3 billion, or $.77 per diluted share, as a cumulative effect of accounting change, to reduce the intangible balances attributable to television stations FCC licenses.

          (d) As a result of the adoption of Statement of Position 00-2, "Accounting by Producers or Distributors of Films", the Company recorded a non-cash after-tax charge of $452.3 million as a cumulative effect of accounting change.

          (e) On May 4, 2000, CBS Corporation merged with and into Viacom Inc., and effective from that date, its results of operations are included in the consolidated financial results of the Company.

          (f) The Company announced a quarterly cash dividend of $.06 per share on its common stock during the first three quarters of 2004 and a cash dividend of $.07 per share in the fourth quarter of 2004. A quarterly cash dividend of $.06 per share was declared during the third and fourth quarter of 2003.

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

Recent Developments

        On March 16, 2005, Viacom announced that it has been exploring the possible division of its businesses into separate publicly-traded companies, one of which would highlight Viacom's high-growth businesses such as MTV Networks and would be operated by Tom Freston, and one of which would combine its leading CBS broadcast television businesses, growing outdoor business and high free cash flow operations such as radio, which would be operated by Leslie Moonves. Viacom expects to announce further details regarding the possible separation in the second quarter of 2005. No assurance can be given that any transaction will be consummated.

Overview

        Viacom Inc., together with its consolidated subsidiaries ("Viacom" or the "Company") is a diversified worldwide entertainment company. Revenues for 2004 increased $1.7 billion, or 8%, to $22.5 billion from $20.8 billion in 2003. Advertising revenues increased $1.4 billion, or 11%, led by growth of 21% in Cable Networks and 11% in Television. Viacom reported an operating loss of $13.0 billion versus operating income of $4.5 billion in the prior year. Full year 2004 net loss from continuing operations was $15.1 billion, or a loss of $8.78 per diluted share, compared with net earnings from continuing operations of $2.2 billion, or $1.27 per diluted share, for 2003.

        Full year 2004 results included a non-cash impairment charge of $18.0 billion, or $10.43 per diluted share, to reduce the carrying amount of Radio and Outdoor goodwill and intangibles to their respective estimated fair value in accordance with Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Full year 2004 results also included a second quarter severance charge of $56.2 million, or $.02 per diluted share, due to management changes, and the recognition of a tax benefit of $205.4 million, or $.12 per diluted share, principally from the resolution of income tax audits.

        For all periods presented, Blockbuster Inc. has been reported as a discontinued operation as the exchange offer for its split-off from the Company was completed in 2004. Prior period information has been reclassified to conform to this new presentation.

        Viacom operates with the following segments:

  •
  CABLE NETWORKS: The Cable Networks segment consists of MTV Music Television, Nickelodeon, Nick At Nite, VH1, MTV2, TV Land, Spike TV, CMT: Country Music Television, Comedy Central, BET, BET Jazz, and Showtime, among other program services. Cable Networks revenues are generated primarily from advertising sales and affiliate fees. Cable Networks contributed 29%, 27% and 25%, respectively, to consolidated revenues for the years ended December 31, 2004, 2003 and 2002.

  •
  TELEVISION: The Television segment consists of the CBS and UPN Television Networks, the Company's 39 owned broadcast television stations, and its television production and syndication business, including King World Productions and Paramount Television. Television revenues are generated primarily from advertising sales and television license fees. Television contributed 38%, 37% and 39%, respectively, to consolidated revenues for the years ended December 31, 2004, 2003 and 2002.

  •
  RADIO: The Radio segment owns and operates 183 radio stations in 41 U.S. markets through Infinity Radio. Radio revenues are generated primarily from advertising sales. Radio contributed 9%, 10% and 11%, respectively, to consolidated revenues for the years ended December 31, 2004, 2003 and 2002.

  •
  OUTDOOR: The Outdoor segment through Viacom Outdoor displays advertising on media including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks and stadium signage. Outdoor revenues are generated primarily from advertising sales. Outdoor contributed 8% to consolidated revenues for the years ended December 31, 2004 and 2003 and 9% for the year ended December 31, 2002.

  •
  ENTERTAINMENT: The Entertainment segment includes Paramount Pictures, which produces and distributes theatrical motion pictures; Simon & Schuster, which publishes and distributes consumer books under imprints such as Simon & Schuster, Pocket Books, Scribner and The Free Press; Paramount Parks, which is principally engaged in the ownership and operation of five theme parks and a themed attraction in the U.S. and Canada; and movie theater and music publishing operations. Entertainment revenues are generated primarily from feature film exploitation, publishing, theme park operations and movie theaters. Entertainment contributed 18%, 20% and 19%, respectively, to consolidated revenues for the years ended December 31, 2004, 2003 and 2002.

Consolidated Results of Operations—2004 vs. 2003 and 2003 vs. 2002

Revenues

        The tables below present the Company's consolidated revenues by type, net of intercompany eliminations, for each of the years ended December 31, 2004, 2003 and 2002.

Revenues by Type Year Ended December 31,	2004	2003	Increase/(Decrease) 2004 vs. 2003		2002	Increase/(Decrease) 2003 vs. 2002

Advertising sales	$13,441.6	$12,088.6	$1,353.0	11%	$11,228.9	$859.7	8%
Affiliate fees	2,634.8	2,407.7	227.1	9	2,199.0	208.7	9
Feature film exploitation	2,205.6	2,347.0	(141.4)	(6)	2,000.5	346.5	17
TV license fees	1,402.3	1,514.5	(112.2)	(7)	1,472.2	42.3	3
Publishing	750.7	693.4	57.3	8	675.9	17.5	3
Parks operations	409.9	375.8	34.1	9	374.0	1.8	—
Other	1,681.0	1,400.6	280.4	20	1,236.3	164.3	13

Total Revenues	$22,525.9	$20,827.6	$1,698.3	8%	$19,186.8	$1,640.8	9%

	Year Ended December 31,
Percentage of Revenues by Type	2004	2003	2002

Advertising sales	60%	58%	59%
Affiliate fees	12	12	11
Feature film exploitation	10	11	10
TV license fees	6	7	8
Publishing	3	3	4
Parks operations	2	2	2
Other	7	7	6

Total	100%	100%	100%

        Advertising sales, which represented 60% of the Company's consolidated revenues for 2004, increased 11% in 2004 to $13.4 billion reflecting growth primarily in Cable Networks, Television and Outdoor segments. Cable Networks advertising revenues increased 21% led by double-digit growth at MTV

International, Comedy Central, Nickelodeon, VH1, TV Land, Spike TV and BET. Television's advertising revenues benefited from the 2004 telecast of Super Bowl XXXVIII, increased political advertising and increases in CBS and UPN Networks primetime and sports. Outdoor advertising growth reflected 14% higher revenues from European properties, driven in part by favorable foreign exchange rates, and a 4% increase in North American properties. Advertising sales increased 8% to $12.1 billion in 2003 reflecting growth in Cable Networks, Television, Radio and Outdoor.

        Affiliate fees increased 9% to $2.6 billion in 2004 and increased 9% to $2.4 billion in 2003 versus the comparable prior-year periods. The increases were primarily driven by domestic rate increases and subscriber growth at MTV Networks and BET. The acquisition of Comedy Central in May 2003 contributed to the growth in both periods.

        Feature film exploitation revenues, which includes all revenue sources from the exhibition of motion pictures, decreased 6% to $2.2 billion in 2004 primarily reflecting 11% lower home entertainment revenues. For 2003, feature film revenues increased 17% to $2.3 billion primarily reflecting 29% higher home entertainment revenues and contributions from increased syndication, theatrical and pay television revenues, partially offset by lower network revenues.

        Television license fees decreased 7% to $1.4 billion in 2004 principally reflecting lower network revenues for shows no longer in production. Television license fees increased 3% to $1.5 billion in 2003 principally reflecting increased syndication revenues from The Dr. Phil Show in 2003 versus 2002.

        Publishing revenues increased 8% to $750.7 million in 2004 and increased 3% to $693.4 million in 2003 versus the comparable prior-year periods. The increases were primarily driven by the success of top selling titles.

        Parks operations revenues increased 9% to $409.9 million in 2004 primarily due to increased attendance partially offset by decreased average per capita spending and the benefit of favorable foreign currency translation. Parks operations revenues were relatively flat in 2003 versus prior year period.

        Other revenues, which include revenues from movie theaters, consumer products and home entertainment from television and cable product sales, increased 20% to $1.7 billion in 2004 primarily reflecting growth in home entertainment revenues to $472.2 million in 2004 from $263.1 million in 2003 and higher Nickelodeon consumer products and licensing. For 2003, other revenues increased 13% to $1.4 billion primarily reflecting higher Nickelodeon consumer products revenues as well as higher theaters revenues from favorable foreign currency translation, higher admission prices and increased per capita spending.

International Revenues

        The Company generated approximately 16% of its total revenues from international regions in 2004 and 2003 and 15% in 2002.

Year Ended December 31,	2004	Percentage of Total	2003	Percentage of Total	2002	Percentage of Total

United Kingdom	$910.1	24%	$706.1	21%	$647.3	23%
Other Europe	1,323.5	36	1,182.0	36	972.2	34
Canada	853.5	23	770.6	23	659.0	23
All other	626.8	17	681.0	20	578.0	20

Total International Revenues	$3,713.9	100%	$3,339.7	100%	$2,856.5	100%

Operating Expenses

        The table below presents the Company's consolidated operating expenses by type:

Operating Expenses by Type Year Ended December 31,	2004	2003	Increase/(Decrease) 2004 vs. 2003		2002	Increase/(Decrease) 2003 vs. 2002

Production and program	$8,058.7	$7,653.5	$405.2	5%	$6,885.6	$767.9	11%
Distribution	1,458.6	1,446.7	11.9	1	1,305.6	141.1	11
Other	3,028.5	2,779.6	248.9	9	2,544.3	235.3	9

Total Operating Expenses	$12,545.8	$11,879.8	$666.0	6%	$10,735.5	$1,144.3	11%

        For 2004, operating expenses of $12.5 billion increased 6% over 2003. For 2003, operating expenses of $11.9 billion increased 11% over 2002. The major components and changes in operating expenses were as follows:

  •
  Production and program expenses represented approximately 64% of total operating expenses in 2004, 2003 and 2002, and reflect the costs and amortization of television and theatrical inventory, including direct production costs, residuals and participation expenses, production overhead and acquisition costs as well as costs attributable to television and radio programming expenses including on-air talent and other production costs, and costs and amortization of acquired rights of programs exhibited on the broadcast networks, cable networks and broadcast stations. Production and program expenses increased 5% to $8.1 billion in 2004 and increased 11% to $7.7 billion in 2003. For both years, the increases were led by 18% and 22% respective increases at Cable Networks associated with new and existing programming mainly at MTV Networks. Also 2004 reflected higher program rights expenses for sports events and primetime series at the broadcast networks. These increases were partially offset by fewer network series produced in 2004. Also contributing to the increase in 2003 were higher sports rights expenses at Radio and higher feature film amortization.

  •
  Distribution expenses, which represented approximately 12% of total operating expenses in 2004, 2003 and 2002, reflect advertising and other distribution costs incurred primarily with respect to theatrical and television product. Distribution expenses for 2004 increased 1% to $1.5 billion primarily reflecting higher television distribution costs due to additional volume of DVD releases of the Star Trek series, partially offset by lower feature film distribution costs for home video releases. Distribution expenses for 2003 increased 11% to $1.4 billion principally reflecting higher print and advertising costs for feature films in theatrical release.

  •
  Other operating expenses, which primarily include expenses incurred for Outdoor, Publishing, Parks and Theater operations, increased 9% to $3.0 billion in 2004 over 2003, primarily reflecting higher Outdoor expenses of 9% from higher transit and billboard lease costs and the impact of foreign exchange rates. In 2004, the increase also reflected higher costs associated with Publishing, Parks and Theater operations. Other operating expenses for 2003 increased 9% to $2.8 billion over 2002, which reflected an increase in Outdoor expenses of 7% from higher billboard lease costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support increased $409.8 million, or 11%, to $4.1 billion in 2004, primarily reflecting higher employee compensation and commissions, second quarter 2004 severance charges of $56.2 million due to management changes, as well as twelve months of expenses for Comedy Central, acquired in May 2003, and the absence of a 2003 pre-tax gain of $40 million from the settlement of a physical damage and business interruption claim. These increases were partially offset by a gain on the sale of assets in 2004 and a decrease in pension and postretirement costs. Advertising expenses of $410.6 million included in selling, general and administrative expenses, increased 10% reflecting increased spending primarily at Radio and Cable Networks.

        For 2003, selling, general and administrative expenses increased $233.7 million, or 7%, to $3.7 billion reflecting expenses associated with Comedy Central, increased employee-related expenses and higher directors' and officers' insurance premiums and professional fees, partially offset by a pre-tax gain of $40 million. In 2003, advertising expenses of $372.2 million included in selling, general and administrative expenses, increased 3%. Selling, general and administrative expenses as a percentage of revenues were 18% for the years ended December 31, 2004, 2003 and 2002.

Impairment Charge

        SFAS 142 requires the Company to perform an annual fair value-based impairment test of goodwill. The first step of the test examines whether or not the book value of each of the Company's reporting units exceeds its fair value. If the book value for a reporting unit exceeds its fair value, the second step of the test compares the implied fair value of that reporting unit's goodwill with the book value of that goodwill. The Company's reporting units are generally consistent with the operating segments underlying the reportable segments. As a result of the impairment test, the Company recorded an impairment charge of $18.0 billion in the fourth quarter of 2004. The $18.0 billion reflects charges to reduce the carrying value of goodwill at the Radio segment of $10.9 billion and the Outdoor segment of $7.1 billion as well as a reduction of the carrying value of intangibles of $27.8 million related to the FCC licenses at the Radio segment.

        The Company performs its impairment test concurrently with its annual budgeting process which begins in the fourth quarter of each year. Several factors have led to a reduction in forecasted cash flows and long-term growth rates for both the Radio and Outdoor segments. Radio and Outdoor fell short of budgeted revenue and operating income growth targets in 2004. Competition from other advertising media, including internet advertising and cable and broadcast television has reduced Radio and Outdoor growth rates. Also, the emergence of new competitors and technologies has necessitated a shift in management's strategy for the Radio and Outdoor businesses, including changes in composition of the sales force and operating management as well as increased levels of investment in marketing and promotion.

        The estimated fair values of the Radio and Outdoor reporting units were computed principally based upon the present value of future cash flows (Discounted Cash Flow Method) and prices of comparable businesses (Market Comparable Method). The discounted Cash Flow Method and Market Comparable Method were weighted equally and resulted in substantially equal fair values.

Depreciation and Amortization

        For 2004, depreciation and amortization increased 9% to $809.9 million from $741.9 million primarily reflecting increases related to leasehold improvements, equipment and transponders. For 2003, depreciation and amortization increased 4% to $741.9 million from $711.8 million principally driven by the addition of broadcasting equipment and outdoor advertising properties.

Interest Expense

        For 2004, interest expense decreased 3% to $718.9 million from $742.9 million primarily due to lower average debt balances in 2004 including commercial paper borrowings and lower interest on programming contracts. For 2003, interest expense decreased 7% to $742.9 million from $799.1 million primarily due to a reduction in debt including lower average commercial paper borrowings. The Company had approximately

$9.9 billion at December 31, 2004 and $10.1 billion at December 31, 2003 of principal amount of debt outstanding (including current maturities) at weighted average interest rates of 6.7% and 6.5%, respectively.

Interest Income

        For 2004, interest income increased by $13.6 million to $25.3 million primarily due to increased cash and cash equivalents. For 2003, interest income decreased by $.3 million to $11.7 million versus the comparable prior-year period.

Other Items, Net

        For 2004, "Other items, net" of $7.6 million principally reflected foreign exchange gains of $16.8 million and a net gain on the sale of investments of $34.5 million, partially offset by a non-cash charge of $21.7 million associated with other-than-temporary declines in the Company's investments, losses associated with securitizing trade receivables of $19.3 million and a loss of $2.7 million on the sale of radio stations.

        For 2003, "Other items, net" reflected a net loss of $3.0 million principally consisting of foreign exchange losses of $3.9 million, losses associated with securitizing trade receivables of $14.8 million, and an aggregate loss of $5.0 million resulting from the write-down of several investments to their market value. These losses were partially offset by a net gain on the disposition of investments of $14.8 million and an insurance recoupment of $5.6 million.

        For 2002, "Other items, net" reflected a net loss of $32.9 million principally consisting of foreign exchange losses of $55.6 million, losses of $19.7 million associated with securitizing trade receivables and an aggregate loss of approximately $12.5 million resulting from the write-down of several investments to their market value. These losses were partially offset by the recovery of advertising commitments of $29.8 million, a gain of $18.8 million on the sale of a telephone kiosk advertising business and a net gain of $5.3 million from the sale of investments.

Provision for Income Taxes

        The provision for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes. The annual effective tax rate before the cumulative effect of accounting change was (10.1%) in 2004 versus 40.0% in 2003 and 39.1% in 2002. Included in the 2004 rate was the impact of the non-cash impairment and severance charges and the recognition of a tax benefit from the resolution of certain income tax audits in 2004.

Equity in Earnings (Loss) of Affiliated Companies, Net of Tax

        "Equity in earnings (loss) of affiliated companies, net of tax" reflected a loss of $20.8 million for 2004, earnings of $.1 million for 2003 and a loss of $37.3 million for 2002. For 2004, the loss principally reflected losses from the sale of international theater ventures and losses from internet investments, partially offset by the positive results of Westwood One, Inc. ("Westwood One"). For 2003 and 2002, results principally reflected operating losses from internet investments and international ventures, partially offset by the positive results of Westwood One and Comedy Central prior to its acquisition in May 2003.

Minority Interest, Net of Tax

        Minority interest primarily represented the minority ownership of certain theater advertising companies and international pay television companies.

Net Earnings (Loss) from Discontinued Operations

        Net earnings (loss) from discontinued operations reflect the operating results of Blockbuster Inc. ("Blockbuster") which was split-off from the Company in 2004. Discontinued operations reflected a loss of $1.1 billion in 2004 versus a loss of $802.4 million in 2003 and earnings of $164.6 million in 2002. The loss from discontinued operations in 2004 included a non-cash charge of $1.5 billion ($1.2 billion net of minority interest and tax) for the impairment of Blockbuster goodwill and other long-lived assets in accordance with SFAS 142 and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Blockbuster performed an interim impairment test of its goodwill during the third quarter of 2004 because of factors surrounding Viacom's exchange offer for the split-off of Blockbuster.

        In March 2005, Blockbuster announced its intention to restate its previously issued financial statements to reflect appropriate lease accounting practices. Viacom has reflected the cumulative impact of the adjustment in 2004. This cumulative impact increased both the loss from discontinued operations and minority interest of discontinued operations, offset by a corresponding decrease in the loss on disposal of discontinued operations, resulting in no impact to Viacom's consolidated 2004 net loss from discontinued operations. The Company's discontinued operation presentation of Blockbuster for prior years has not been revised to reflect this adjustment due to the immateriality of this amount for the current year or any individual prior period consolidated statement of operations or financial position.

        In 2003, the Company recorded a non-cash impairment charge related to Blockbuster of approximately $1.3 billion ($1.0 billion, net of minority interest and tax) in accordance with SFAS 142. In completing its analysis of the fair value of the video business, several events led Blockbuster to conclude that the business had incremental risks that were required to be included in its evaluation of goodwill. Additionally, Blockbuster's review of long-lived assets in conjunction with SFAS 144 resulted in an impairment charge of approximately $18.5 million to reduce the carrying value of certain fixed assets in four international markets.

Cumulative Effect of Accounting Change, Net of Minority Interest and Tax

        Effective December 31, 2004, the Company elected early adoption of Emerging Issues Task Force Topic No. D-108 "Use of the Residual Method to Value Acquired Assets Other Than Goodwill" ("D-108"). D-108 requires companies who have applied the residual value method in the valuation of intangible assets for purposes of impairment testing to use the direct value method. As a result of the adoption, the Company recorded a charge of $2.2 billion ($1.3 billion net of tax), or $.77 per share, to reduce the intangible balances attributable to its television stations' FCC licenses. This charge has been reflected as a cumulative effect of accounting change, net of tax.

        For 2003, the cumulative effect of accounting change, net of minority interest and tax, of $18.5 million, or $.01 per share, resulted from the adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations." For 2002, the cumulative effect of accounting change of $1.5 billion (net of minority interest of $336.1 million), or $.84 per basic and $.83 per diluted share, resulted from the initial adoption of SFAS 142.

Net Earnings (Loss)

        For 2004, the Company reported a net loss of $17.5 billion versus net earnings of $1.4 billion for the prior year. For 2004, the loss was driven by the non-cash impairment charge of $18.0 billion. For 2003, net earnings reflected revenue growth in advertising, feature film exploitation, and affiliate fees partially offset by a non-cash charge of $1.0 billion, net of minority interest and tax, reflected in discontinued operations and higher operating expenses, primarily programming and production costs. For 2002, net earnings were $725.7 million.

Segment Results of Operations—For the Years Ended December 31, 2004, 2003 and 2002

        The tables below present the Company's revenues, operating income, and depreciation and amortization by segment, for each of the years ended December 31, 2004, 2003 and 2002.

Year Ended December 31,	2004	2003	2002

Revenues:
Cable Networks	$6,578.9	$5,645.5	$4,726.7
Television	8,504.6	7,761.0	7,456.8
Radio	2,096.1	2,097.6	2,121.6
Outdoor	1,880.2	1,748.3	1,633.5
Entertainment	4,055.6	4,101.3	3,680.1
Eliminations	(589.5)	(526.1)	(431.9)

Total Revenues	$22,525.9	$20,827.6	$19,186.8

Operating Income (Loss):
Cable Networks	$2,525.1	$2,172.3	$1,772.2
Television	1,547.4	1,238.1	1,177.6
Radio	(10,023.5)	975.0	1,007.6
Outdoor	(6,824.5)	207.9	218.0
Entertainment	254.0	271.4	358.3
Corporate expenses	(237.7)	(187.9)	(159.0)
Residual costs (a)	(113.8)	(146.5)	(67.8)
Eliminations (b)	(96.0)	(56.7)	(66.0)

Total Operating Income (Loss)	$(12,969.0)	$4,473.6	$4,240.9

Depreciation and Amortization:
Cable Networks	$248.0	$195.3	$190.9
Television	148.9	151.1	140.8
Radio	29.9	27.4	30.8
Outdoor	223.1	215.9	205.6
Entertainment	137.8	129.7	120.7
Corporate	22.2	22.5	23.0

Total Depreciation and Amortization	$809.9	$741.9	$711.8

  (a)
  Primarily includes pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

  (b)
  Eliminations in all periods principally reflect the timing of intercompany transactions from the sale of television product to Cable Networks and the sale of feature films to cable and broadcast networks.

Segment Results of Operations—2004 vs. 2003 and 2003 vs. 2002

Cable Networks (Basic Cable Television Program Services through MTV Networks ("MTVN"), including MTV Music Television, Nickelodeon, Nick at Nite, VH1, MTV2, TV Land, Spike TV, CMT: Country Music Television and Comedy Central; BET and BET Jazz; and through Showtime Networks Inc. ("SNI"), owner of several premium subscription television program services)

        (Contributed 29% of consolidated revenues for the year ended December 31, 2004, 27% for the year ended December 31, 2003 and 25% for the year ended December 31, 2002.)

Year Ended December 31,	2004	2003	2002

Revenues	$6,578.9	$5,645.5	$4,726.7
Operating income (OI)	$2,525.1	$2,172.3	$1,772.2
OI as a % of revenues	38%	38%	37%
Depreciation and amortization	$248.0	$195.3	$190.9
Capital expenditures	$96.0	$90.3	$95.7

2004 vs. 2003

        For 2004, Cable Networks revenues increased $933.4 million, or 17%, to $6.6 billion principally driven by a 21% increase in advertising revenues and an 8% increase in affiliate fees. Approximately 10% of Cable Networks revenues were generated from international regions, of which approximately 70% came from Europe. Comedy Central, which was acquired in May 2003, contributed 4% to Cable Networks revenue growth for the year.

        For 2004, MTVN advertising revenues increased 22%, reflecting an increase in the number of units sold and higher average unit rates at domestic channels. BET advertising revenues increased 11% as a result of an increase in the number of units sold, partially offset by a decline in average unit rates and an increase in reserves for audience deficiency liabilities. Affiliate fees increased 8% principally driven by rate increases and subscriber growth at MTVN and BET and slightly higher revenues at SNI. Ancillary revenues, which represent approximately 9% of Cable Networks revenues in 2004 and 8% in 2003, increased more than 30% benefiting from higher Nickelodeon consumer products revenues, higher home video revenues led by Chappelle's Show DVD, and higher licensing revenues.

        For 2004, Cable Networks operating income increased $352.8 million, or 16%, to $2.5 billion reflecting higher revenues, partially offset by a 17% increase in total expenses. The increase in total expenses for the year was driven by an 18% increase in operating expenses driven by higher programming costs. Selling, general and administrative expenses for the year increased 13% primarily due to higher sales and marketing-related costs at MTVN and increased compensation. Total expenses also included the full-year impact of Comedy Central. Operating income as a percentage of revenues was 38% for 2004 and 2003.

        In 2004, the Company acquired 97.8% of VIVA Media AG for a total purchase price of $393.6 million. VIVA Media AG results are included as part of MTVN, contributing $63.0 million of revenues to Cable Networks since the date of acquisition.

2003 vs. 2002

        For 2003, Cable Networks revenues increased $918.8 million, or 19%, to $5.6 billion principally driven by 26% growth in advertising revenues and a 9% increase in affiliate fees. Advertising revenues increased 26% reflecting 27% growth at MTVN principally due to selling more units and higher average unit rates and the impact of Comedy Central. BET delivered 17% advertising revenue growth for 2003 over the prior year as a result of higher average rates. The increase in affiliate fees was primarily due to rate and subscriber increases at MTVN and BET and the impact of Comedy Central, partially offset by declines at SNI. Other ancillary revenues for Cable Networks grew 40% reflecting higher consumer product licensing revenues at Nickelodeon and contributions from co-produced feature films.

        For 2003, Cable Networks operating income increased $400.1 million, or 23%, to $2.2 billion reflecting higher revenues, partially offset by increased expenses. Operating expenses increased 23% led by increases at MTVN and BET primarily for new programming initiatives and the impact of Comedy Central. Selling, general and administrative expenses increased 9% primarily due to higher marketing costs at MTVN and the inclusion of Comedy Central. Operating income as a percentage of revenues was 38% for 2003 and 37% for 2002.

Television (CBS and UPN Television Networks and Stations; Television Production and Syndication)

        (Contributed 38% of consolidated revenues for the year ended December 31, 2004, 37% for the year ended December 31, 2003 and 39% for the year ended December 31, 2002.)

Year Ended December 31,	2004	2003	2002

Revenues	$8,504.6	$7,761.0	$7,456.8
Operating income (OI)	$1,547.4	$1,238.1	$1,177.6
OI as a % of revenues	18%	16%	16%
Depreciation and amortization	$148.9	$151.1	$140.8
Capital expenditures	$125.6	$123.6	$138.7

2004 vs. 2003

        For 2004, Television revenues increased $743.6 million, or 10%, to $8.5 billion principally driven by advertising revenue growth at the broadcast networks and the Stations group and higher television license revenues. CBS and UPN Networks combined advertising revenues increased 12% with an 11% increase in CBS and UPN primetime due to 11% average rate increases. CBS Network and the Stations group advertising revenues benefited from the 2004 telecast of Super Bowl XXXVIII. The combination of the Super Bowl and increased political advertising contributed 3% of Television's total revenue growth. For the year, the Stations group advertising revenues increased 10% reflecting higher political advertising with more units sold at higher average unit rates. The Stations group also benefited from higher ad sales in the automotive, leisure and media, and restaurant industries.

        Television revenues included an increase in television license revenues of 2% benefiting from the basic cable availability of Star Trek: Deep Space Nine, the initial domestic syndication of CSI and the renewal by incumbent stations of Everybody Loves Raymond, partially offset by lower network revenues for shows no longer in production including Frasier. Home entertainment revenues increased due to the DVD releases of Star Trek: Voyager and Star Trek: Original Series.

        For 2004, Television operating income increased $309.3 million, or 25%, to $1.5 billion principally due to the revenue increases noted above. Total expenses increased 7% for the year primarily due to higher production and programming expenses and higher selling, general and administrative expenses. Production costs and programming expenses increased 5% reflecting higher program rights expense for sports events and primetime series. Included in selling, general and administrative expenses was a severance charge of $10.4 million recorded in the second quarter of 2004 related to a management change. Television operating income in 2003 included approximately $27 million in insurance recoveries. Operating income as a percentage of revenues was 18% in 2004 versus 16% in 2003.

        License fees for completed television programming in syndication and on cable are recorded as revenue in the period that the products are available for exhibition, which, among other reasons, may cause substantial fluctuation in operating results. Unrecognized revenues attributable to such licensing agreements were approximately $734.4 million and $634.9 million at December 31, 2004 and 2003, respectively, including intercompany revenues of $176.3 million and $345.2 million for these periods, respectively.

2003 vs. 2002

        For 2003, Television revenues increased $304.2 million, or 4%, to $7.8 billion primarily driven by higher advertising revenues at the broadcast networks and the Stations group, and higher syndication revenues. CBS and UPN Networks combined advertising revenues increased 6%, with 8% growth in CBS primetime due primarily to a 6% average rate increase. Late night, daytime and news advertising revenues were up with average rate increases, partially offset by a rate decrease at sports, due primarily to the impact of the war on the broadcast of the NCAA basketball tournament. The Stations group delivered 2% year-over-year advertising revenue growth led by ratings improvements for the CBS Network, particularly at 10 pm, which improved the stations' local news and syndication as well as higher sales in the automotive, leisure and media industries. The Stations group also benefited from the full year results of KCAL-TV Los Angeles, acquired in May 2002, which contributed 3% to the revenue growth in 2003. These increases were more than offset by the absence of political advertising which was down over 80% versus 2002.

        Higher syndication revenues for 2003 were partially offset by a decrease in domestic syndication availabilities and home entertainment revenues. Syndication revenues were higher primarily due to increases in license fees and barter revenues for The Dr. Phil Show which debuted in September 2002 and higher barter revenues from Everybody Loves Raymond. Revenues from domestic syndication availabilities in 2003 included The Parkers, Sabrina, the Teenage Witch and the off-network syndication of seasons one through five of Becker, and did not match 2002's initial basic cable syndication availabilities including 7th Heaven, Charmed and Seven Days. Home entertainment revenues for 2003 decreased as contributions from the DVD release of seasons one through seven of Star Trek: Deep Space Nine did not match the contributions from the 2002 DVD release of seasons one through seven of Star Trek: The Next Generation.

        For 2003, Television operating income increased $60.5 million, or 5%, to $1.2 billion principally due to the revenue increases noted above. Operating expenses principally comprised of production costs and programming expenses increased 5%. CBS Network experienced higher programming costs due to more hours of original summer programming, contractual series increases in primetime and increased sports rights payments which were associated with the first year of new contracts with both the NCAA and the PGA Tour. The Stations group incurred higher operating expenses in 2003 principally due to expansion of news coverage and talent, partially offset by reduced advertising and promotion. Television operating income for 2003 included approximately $27 million from insurance recoveries. Operating income as a percentage of revenues was 16% for 2003 and 2002.

Radio (Radio Stations)

        (Contributed 9% of consolidated revenues for the year ended December 31, 2004, 10% for the year ended December 31, 2003 and 11% for the year ended December 31, 2002.)

Year Ended December 31,	2004	2003	2002

Revenues	$2,096.1	$2,097.6	$2,121.6
Non-cash impairment charge	$(10,941.8)	—	—
Operating income (loss) (OI)	$(10,023.5)	$975.0	$1,007.6
OI as a % of revenues	NM	46%	47%
Depreciation and amortization	$29.9	$27.4	$30.8
Capital expenditures	$38.2	$14.1	$14.4

        NM—Not meaningful

2004 vs. 2003

        Radio's revenues are generated domestically from 183 radio stations. For 2004, Radio revenues were primarily flat at $2.1 billion reflecting continued weakness in national and local radio advertising revenues in part due to increased competition from other advertising media. Advertising revenues reflected a decline in the units sold, partially offset by an increase in average unit rates and higher affiliated revenues. Radio receives consideration for management services provided to Westwood One, an affiliated company.

Revenues from these arrangements were approximately $65.9 million for the year ended December 31, 2004 versus $64.3 million for the prior year.

        For 2004, Radio reported an operating loss of $10.0 billion which included a $10.9 billion non-cash impairment charge to reduce goodwill and intangibles. Expenses, including operating, selling, general and administrative expenses, and depreciation and amortization, increased 5% to $1.2 billion. Operating expenses, primarily comprised of radio programming expenses including on-air talent, program rights amortization and other production costs, increased 5% to $513.9 million primarily due to higher contractual talent costs. Selling, general and administrative expenses increased 5% to $634.0 million mainly from higher advertising and promotion expenditures and employee-related expenses.

2003 vs. 2002

        For 2003, Radio revenues decreased $24.0 million to $2.1 billion reflecting a 1% increase in advertising revenues which was more than offset by lower revenues for management services provided to Westwood One. Revenues from these arrangements were approximately $64.3 million for the year ended December 31, 2003 and $110.4 million for the year ended December 31, 2002.

        For 2003, Radio operating income decreased $32.6 million, or 3%, to $975.0 million principally due to the revenue decrease and an increase in expenses. Operating expenses increased 7% in 2003 primarily reflecting contractual talent increases as well as increased sports rights. Selling, general and administrative expenses decreased 3%, reflecting $13 million of insurance recoveries and lower advertising and promotional expenditures in 2003. Operating income as a percentage of revenues was 46% in 2003 versus 47% in 2002.

Outdoor (Outdoor Advertising Properties)

        (Contributed 8% of consolidated revenues for the years ended December 31, 2004 and 2003 and 9% for the year ended December 31, 2002.)

Year Ended December 31,	2004	2003	2002

Revenues	$1,880.2	$1,748.3	$1,633.5
Non-cash impairment charge	$(7,055.3)	—	—
Operating income (loss) (OI)	$(6,824.5)	$207.9	$218.0
OI as a % of revenues	NM	12%	13%
Depreciation and amortization	$223.1	$215.9	$205.6
Capital expenditures	$56.5	$58.1	$67.1

        NM—Not meaningful

2004 vs. 2003

        For 2004, Outdoor revenues increased $131.9 million, or 8%, to $1.9 billion reflecting a 14% increase from its European properties and a 4% increase in North America. North American properties reflected a 16% increase in Canadian revenues and a 5% increase in U.S. billboards revenues, partially offset by Mexico billboards revenues decrease of 11%. Revenue growth from its European properties benefited from favorable foreign exchange rates. The impact of foreign exchange translation on revenues was approximately $68 million, or four percentage points of the increase for the year. Approximately 45% of Outdoor revenues were generated from international regions, principally Europe, in 2004 versus 43% in 2003.

        For 2004, Outdoor reported an operating loss of $6.8 billion, which included a non-cash impairment charge of $7.1 billion to reduce goodwill. Operating expenses, which exclude the non-cash charge, increased 9% due to higher transit and billboard lease costs, as well as the negative impact of foreign exchange translation.

2003 vs. 2002

        For 2003, Outdoor revenues increased $114.8 million, or 7%, to $1.7 billion reflecting a 17% increase from its European properties and a 2% increase in North America. Revenue growth from its European properties was principally driven by favorable foreign exchange rates. North American results reflected higher revenues from U.S. billboards, driven by an increase in the number of displays, partially offset by lower revenues from the U.S. transit business, due to a decrease in the number of displays and in the average per unit rate, and lower revenues from billboards in Mexico.

        For 2003, Outdoor operating income decreased $10.1 million, or 5%, to $207.9 million as the revenue increase was more than offset by a 9% increase in total expenses principally due to higher billboard lease costs and sales-related expenses as well as in transit guarantees and posting rotation expenses due to shorter campaigns. Operating income as a percentage of revenues was 12% versus 13% in 2002.

Entertainment (Production and distribution of Motion Pictures; Consumer Publishing; the operation of Theme Parks and Movie Theaters; and Music Publishing)

        (Contributed 18% of consolidated revenues for the year ended December 31, 2004, 20% for the year ended December 31, 2003 and 19% for the year ended December 31, 2002.)

Year Ended December 31,	2004	2003	2002

Revenues	$4,055.6	$4,101.3	$3,680.1
Operating income (OI)	$254.0	$271.4	$358.3
OI as a % of revenues	6%	7%	10%
Depreciation and amortization	$137.8	$129.7	$120.7
Capital expenditures	$74.2	$66.4	$74.6

2004 vs. 2003

        For 2004, Entertainment revenues decreased $45.7 million, or 1%, to $4.1 billion principally reflecting lower Features revenues, partially offset by higher revenues from Publishing, Parks and Theaters. Approximately 38% of Entertainment's revenues were generated from international regions in 2004, principally Europe and Canada.

        For 2004, Features revenues decreased 6% principally reflecting lower home entertainment revenues as contributions from 2004 titles including School of Rock and Mean Girls did not match the success of last year's titles led by The Adventures of Indiana Jones—the Complete DVD Movie Collection. Publishing

revenues increased 8% primarily due to several top selling titles including "Angels & Demons" by Dan Brown and "Family First" by Dr. Phil McGraw. Parks revenues increased 9% primarily due to higher attendance, up 12%, partially offset by lower average per capita spending. Parks also benefited from favorable foreign currency translation. Theaters revenues increased 2% primarily from the benefit of favorable foreign currency translation, partially offset by lower attendance.

        For 2004, Entertainment operating income decreased $17.4 million, or 6%, to $254.0 million primarily due to the revenue decreases noted above, partially offset by an overall 1% decrease in total expenses. Higher variable expenses at Parks and Publishing, and higher Theater operating expenses and depreciation principally resulting from the negative impact of foreign exchange rates, were more than offset by lower Features film amortization and distribution costs. Included in selling, general and administrative expenses was a severance charge of $10.4 million recorded in the second quarter of 2004 related to a management change. Operating income as a percentage of revenues was 6% in 2004 versus 7% in 2003.

        License fees for television exhibition of completed motion pictures are recorded as revenue in the period that the products are available for such exhibition, which, among other reasons, may cause substantial fluctuation in operating results. Unrecognized revenues attributable to such licensing agreements were approximately $1.2 billion as of December 31, 2004 and 2003 including intercompany revenues of $287.4 million and $281.1 million, respectively.

2003 vs. 2002

        For 2003, Entertainment revenues increased $421.2 million, or 11%, to $4.1 billion principally reflecting higher Features, Theaters and Publishing revenues.

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

        For 2003, Entertainment operating income decreased $86.9 million, or 24%, to $271.4 million, as the revenue increases noted above were more than offset by increased Features distribution and film amortization costs. Operating income as a percentage of revenues was 7% in 2003 versus 10% in 2002.

Financial Position

        Current assets decreased by $274.9 million to $7.5 billion at December 31, 2004 from $7.8 billion at December 31, 2003 primarily due to a $962.7 million decrease in current assets of discontinued operations. This decrease was partially offset by an increase in cash and cash equivalents of $310.9 million, deferred tax assets of $146.0 million, other current assets of $142.2 million and receivables of $66.0 million. The allowance for doubtful accounts as a percentage of receivables was 6.1% at December 31, 2004 compared with 6.5% at December 31, 2003.

        Net property and equipment increased to $4.7 billion at December 31, 2004 from $4.6 billion at December 31, 2003 primarily reflecting capital expenditures of $415.0 million and the addition of capital leases of $141.7 million partially offset by depreciation expense of $665.2 million. Goodwill of $38.5 billion decreased $15.9 billion from December 31, 2003, primarily reflecting the impairment of goodwill at the Radio and Outdoor segments, partially offset by acquisitions. Intangibles, principally consisting of FCC licenses, decreased by $2.3 billion to $10.6 billion at December 31, 2004 from $12.9 billion at December 31, 2003. This decrease reflected the $2.2 billion reduction of television station's FCC licenses due to a change in accounting.

        Current liabilities decreased $715.2 million to $6.9 billion primarily due to a $1.2 billion decrease in current liabilities of discontinued operations, partially offset by increases of $134.4 million in participants' share, residuals and royalties payable, primarily for feature films and television product, and other current liabilities of $300.8 million.

Cash Flows

        Cash and cash equivalents increased by $77.5 million for the year ended December 31, 2004. The change in cash and cash equivalents was as follows:

Year Ended December 31,	2004	2003	2002

Continuing Operations:
Cash provided by operating activities	$3,404.0	$2,901.9	$2,728.7
Cash used for investing activities	(112.7)	(1,683.3)	(1,193.4)
Cash used for financing activities	(2,980.4)	(1,080.2)	(1,583.6)

Net cash flow from continuing operations	310.9	138.4	(48.3)
Net cash flow attributable to Blockbuster	(233.4)	80.9	(47.7)

Increase (decrease) in cash and cash equivalents	$77.5	$219.3	$(96.0)

        Operating Activities.    In 2004, cash provided by operating activities from continuing operations increased $502.1 million, or 17%, to $3.4 billion principally reflecting growth in net earnings from continuing operations, after adjusting for the non-cash impairment charge, partially offset by higher taxes paid in 2004. In 2003, cash provided by operating activities from continuing operations increased $173.2 million, or 6%, to $2.9 billion principally reflecting higher earnings, partially offset by higher taxes paid in 2003 compared to 2002.

        Cash paid for income taxes of $1.2 billion for 2004 was higher than 2003 payments of $933.9 million principally due to higher operating income (excluding the non-cash 2004 impairment charge). The Company anticipates that higher operating income and the absence of audit refunds in 2005 will result in an increase in cash payments for taxes of approximately $400 million to $450 million over 2004 payments.

        Investing Activities.    In 2004, cash used for investing activities from continuing operations of $112.7 million reflected acquisitions of $427.7 million, primarily consisting of the acquisition of 97.8% of VIVA Media AG, the remaining interest in SportsLine.com, Inc. and Outdoor properties and capital expenditures of $415.0 million, offset by the $738.1 million special distribution paid by Blockbuster in the third quarter. Capital expenditures increased $57.4 million, or 16%, to $415.0 million in 2004 principally reflecting investment in systems upgrades and building improvements. Net cash expenditures for investing activities from continuing operations of $1.7 billion for the year ended December 31, 2003 principally reflected acquisitions of $1.3 billion and capital expenditures of $357.6 million principally for broadcasting equipment and outdoor advertising structures. Acquisitions in 2003 included the acquisition of the remaining 50% interest in Comedy Central for $1.2 billion, as well as the acquisition of a billboard operator in Puerto Rico. Net cash expenditures for investing activities from continuing operations of $1.2 billion in

2002 primarily reflected acquisitions of $818.0 million, principally for KCAL-TV and the remaining interest in Noggin, as well as capital expenditures of $396.5 million.

        Capital expenditures for 2005 are anticipated to be in the range of $625 million to $675 million. The increase over 2004 levels principally reflects investment in information systems, technology and building improvements.

        Financing Activities.    In 2004, cash flow used for financing activities from continuing operations of $3.0 billion principally reflected the purchase of Company stock for $2.5 billion, repayment of notes and debentures of $80.3 million and the net repayment of bank debt, including commercial paper and financing costs, of $26.1 million. In addition, the Company paid dividends of $415.2 million. These uses were partially offset by proceeds from the exercise of employee stock options of $119.6 million. In 2003, cash flow used for financing activities from continuing operations of $1.1 billion principally reflected the purchase of Company stock for $945.1 million, repayment of notes and debentures of $765.4 million, and the net repayment of bank debt, including commercial paper and financing costs, of $162.1 million. The Company paid dividends of $104.6 million in 2003. These uses were partially offset by proceeds from the issuance of notes of $736.5 million, net of financing costs, and from the exercise of employee stock options of $245.2 million. Net cash flow used for financing activities from continuing operations of $1.6 billion for 2002 principally reflected the repayment of notes and debentures of $1.0 billion, the net repayment of bank debt, including commercial paper, of $963.8 million, and the purchase of Company stock for $1.1 billion. These uses were partially offset by proceeds from the issuance of notes of $1.3 billion and from the exercise of employee stock options of $315.1 million.

        In 2005, the declarations of a $.07 per share quarterly dividend would result in an annual payment to Viacom's stockholders of approximately $450 million. On January 26, 2005, the Company declared a $.07 per share quarterly dividend payable April 1, 2005 to Viacom's stockholders of record at the close of business on February 28, 2005.

Stock Purchase Program and Cash Dividends

        On October 28, 2004, the Company announced a new stock purchase program under which the Company is authorized to acquire from time to time up to $8.0 billion in Viacom Class A Common Stock and non-voting Class B Common Stock. The program succeeded and replaced the Company's $3.0 billion stock purchase program announced in 2002, under which 40.7 million shares of Class B Common Stock had been purchased for $1.7 billion. The Company will finance the purchase program using a combination of cash and investments, future cash flows and borrowing capacity. NAIRI, Inc. and National Amusements, Inc., each closely held corporations controlled by Sumner M. Redstone, Chairman of the Board of Directors and Chief Executive Officer of the Company, have entered into an agreement with the Company to participate in the program on a pro-rata basis. The agreement, which has been approved by an independent committee of Viacom directors, will prevent the buyback from increasing NAIRI, Inc.'s economic interest in Viacom. National Amusements, Inc., through its wholly owned subsidiary, NAIRI, Inc., beneficially owns Viacom's Class A Common Stock representing approximately 71% of the voting power of all classes of the Company's Common Stock and approximately 12% of Viacom's Class A and Class B Common Stock on a combined basis at December 31, 2004 (See Related Parties). In 2004, on a trade date basis, the Company purchased 68.4 million shares of Viacom Class B Common Stock for approximately $2.5 billion, of which approximately $2.0 billion was spent under the new $8.0 billion program. As of December 31, 2004, there was approximately $6.0 billion remaining under the current $8.0 billion purchase program. From January 1 through March 14, 2005, the Company purchased an additional 34.7 million shares for approximately $1.3 billion.

        During 2003, on a trade date basis, the Company purchased approximately 23.6 million shares of its Class B Common Stock for approximately $981.4 million under its stock purchase programs.

        During the first three quarters of 2004, Viacom declared a quarterly cash dividend of $.06 per share on Viacom Class A and Class B Common Stock. During the fourth quarter of 2004, the Company declared a quarterly cash dividend of $.07 per share on Viacom Class A and Class B Common Stock, which was paid on January 1, 2005 to stockholders of record at the close of business on November 30, 2004. Approximately $415.2 million was paid to these shareholders during 2004 and $116.2 million was paid in January 2005.

        During the third and fourth quarters of 2003, Viacom declared a quarterly cash dividend of $.06 per share and paid $104.6 million in 2003 and $104.4 million in January 2004.

Acquisitions

        In August 2004, the Company acquired 75.8% of VIVA Media AG for $306.9 million. Pursuant to a tender offer, the Company subsequently purchased additional shares of VIVA Media AG, raising the Company's total ownership to 97.8% for a total purchase price of $393.6 million. VIVA Media AG's results have been included as part of Cable Networks since the date of acquisition. The allocation of the purchase price is pending a final evaluation of the fair value of VIVA Media AG's assets acquired and liabilities assumed.

        On December 30, 2004 the Company acquired a 10% interest in Spanish Broadcasting System, Inc., in exchange for a San Francisco radio station. In addition to the 10% interest, the Company received warrants that would allow the Company to increase its equity stake by an additional 5%.

        On May 22, 2003, the Company acquired the remaining 50% interest in Comedy Central that it did not own for $1.2 billion in cash. Comedy Central's results have been consolidated as part of Cable Networks, effective from the date of acquisition. The excess purchase price over the fair value of the tangible and identifiable intangible net assets acquired of approximately $1.0 billion was allocated to goodwill and other intangibles. The final allocation of the purchase price was based on comprehensive evaluations of the fair value of Comedy Central's assets acquired and liabilities assumed.

        On May 15, 2002, the Company acquired the assets of KCAL-TV Los Angeles for approximately $650 million. During 2002, the Company also acquired the remaining 50% interest in Noggin, the 24-hour digital network for kids that it did not already own for approximately $100 million.

Capital Structure

At December 31,	2004	2003

Notes payable to banks	$5.9	$107.2
Commercial paper	—	20.0
Senior debt—4.625%–8.875% due 2005—2051	9,421.4	9,474.7
Senior subordinated debt 10.50% due 2009	—	66.3
Other notes	17.9	26.0
Obligations under capital leases	471.8	387.0

Total debt	9,917.0	10,081.2
Less Blockbuster debt	—	219.9
Less other discontinued operations debt	202.0	201.7
Less current portion	65.8	51.5

Total long-term debt from continuing operations, net of current portion	$9,649.2	$9,608.1

        Total debt of $9.9 billion at December 31, 2004 and $10.1 billion at December 31, 2003 was 19% and 14%, respectively, as a percentage of total capitalization of the Company.

        The senior debt of Viacom Inc. is fully and unconditionally guaranteed by its wholly owned subsidiary Viacom International Inc. Senior debt in the amount of $52.2 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

        The Company's total debt included, as of December 31, 2004 and December 31, 2003, respectively, (i) an aggregate unamortized premium of $35.3 million and $41.4 million and (ii) the net change in the carrying value of the debt relating to fair value swaps of $17.4 million and $48.2 million.

        For the years ended December 31, 2004 and 2003, the following debt issuances, maturities and redemptions occurred:

Debt Issuances

  May 14, 2003, $300.0 million 4.625% senior notes due 2018
  May 14, 2003, $450.0 million 5.50% senior debentures due 2033

  Interest on the above debt instruments is paid semi-annually.

Debt Maturities

  September 1, 2003, 6.875% notes, $275.0 million
  January 15, 2003, 6.75% senior notes, $333.8 million

Debt Redemptions

  July 15, 2004, all of the outstanding Go Outdoor Systems Holdings S.A. 10.50% senior subordinated notes due 2009 at 105.25% of principal

  July 15, 2003, $150.0 million 7.50% senior debentures due 2023 at 103.6% of principal

        For the years ended December 31, 2004 and 2003, the Company repurchased approximately $20.0 million and $1.0 million of its debt, respectively.

        During 2004, the Company acquired SportsLine.com, Inc., which had outstanding $16.9 million 5% convertible subordinated notes due 2006. These notes were redeemed in January 2005.

        The Company's scheduled maturities of long-term debt at face value, excluding commercial paper and capital leases, outstanding at December 31, 2004 were as follows:

	2005	2006	2007	2008	2009	2010 and thereafter

Long-term debt	$1,453.1	$818.7	$700.4	$.4	$.1	$6,419.8

Viacom Credit Agreement

        As of December 31, 2004, the Company's credit facilities totaled $4.5 billion comprised of a $3.0 billion revolving facility due February 2009 and a $1.5 billion revolving facility due March 2006 (collectively, the "Credit Facilities"). The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the $3.0 billion and $1.5 billion facilities. Borrowing rates under the facilities are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments. As of December 31, 2004, the Company had unused revolving credit facilities of $4.27 billion in the aggregate.

        The facilities contain covenants, which, among other things, require that the Company maintain a minimum interest coverage ratio. At December 31, 2004, the Company was in compliance with all covenants under the Credit Facilities.

        The primary purpose of the credit facilities is to support commercial paper borrowings. At December 31, 2004, the Company had no commercial paper borrowings under its $4.5 billion commercial paper program.

        At December 31, 2004, the Company had classified as long-term debt approximately $1.38 billion of other debt scheduled to mature within the next twelve months, reflecting its intent and ability, through the existence of unused revolving credit facilities, to refinance this debt on a long-term basis.

Accounts Receivable Securitization Programs

        As of December 31, 2004 and December 31, 2003, the Company had an aggregate of $1.0 billion outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable and debt on the Company's Consolidated Balance Sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from the programs were used to reduce outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs meet certain performance ratios. As of December 31, 2004, the Company was in compliance with the required ratios under the receivable securitization programs.

Liquidity and Capital Resources

        The Company believes that its operating cash flows ($3.6 billion in 2004), cash and cash equivalents ($928.2 million at December 31, 2004), borrowing capacity under committed bank facilities (which consisted of unused revolving credit facilities of $4.27 billion in the aggregate at December 31, 2004), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments and its financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film operations, and talent contracts will come primarily from cash flow from operations.

        The Company continually projects anticipated cash requirements, which include capital expenditures, share purchases, acquisitions, dividends and principal payments on its outstanding indebtedness, as well as cash flows generated from operating activity available to meet these needs. Any net cash funding requirements are financed with short-term borrowings (primarily commercial paper) and long-term debt. Commercial paper borrowings, which also accommodate day-to-day changes in funding requirements, are backed by committed bank facilities that may be utilized in the event that commercial paper borrowings are not available. The Company's credit position affords sufficient access to the capital markets to meet the Company's financing requirements.

        The Company anticipates that future debt maturities will be funded with cash and cash equivalents, and cash flows generated from operating activities and other debt financing. There are no provisions in any of the Company's material financing agreements that would cause an acceleration of the obligation in the event of a downgrade in the Company's debt ratings.

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

        For the year ended December 31, 2004, the Company had a total of $86.3 million of long-term debt maturities, redemptions and repurchases.

        As of December 31, 2004, the Company's significant contractual obligations, including payments due by period, were as follows:

	Payments Due by Period
	Total	2005	2006-2007	2008-2009	2010 and thereafter

Programming and talent commitments (1)	$16,123.4	$3,809.9	$4,491.6	$3,434.4	$4,387.5
Operating leases (2)	2,903.0	459.9	750.5	565.6	1,127.0
Guaranteed minimum franchise payments (3)	1,377.3	432.6	487.1	248.9	208.7
Purchase obligations (4)	413.2	184.0	139.1	51.3	38.8
Capital lease obligations (including interest) (5)	632.1	98.3	173.7	143.4	216.7
Long-term debt obligations (6)	9,392.5	1,453.1	1,519.1	.5	6,419.8
Other long-term liabilities (7)	1,882.4	—	1,406.5	292.0	183.9

(1)
Programming and talent commitments of the Company include $10.9 billion for the acquisition of sports programming rights, $3.7 billion relating to television, radio and feature film production and acquisitions and $1.0 billion for talent contracts.

(2)
Includes long-term noncancelable operating lease commitments for office space and equipment, transponders, studio facilities and vehicles.

(3)
Viacom's outdoor advertising business has franchise rights entitling it to display advertising on media including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks and stadium signage. Under most of these franchise agreements, the franchisor is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment.

(4)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(5)
Includes capital leases for satellite transponders.

(6)
Long-term debt obligations are presented at face value.

(7)
Long-term contractual obligations including program liabilities and participations due to producers and residuals.

Off-Balance Sheet Arrangements

        The Company follows the recognition provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") for guarantees issued or modified after December 31, 2002. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. FIN 45 also requires additional disclosures for certain guarantees.

        The Company's off-balance sheet arrangements primarily consist of the following guarantees.

        In the fourth quarter of 2004, the Company sold its 50% equity interest in United Cinemas International Multiplex B.V. ("UCI"), which operated movie theaters in Europe, Latin America and Asia. The Company had guaranteed UCI's debt obligations under a revolving credit facility which was repaid during the fourth quarter of 2004. The Company contributed $29.1 million toward the repayment of UCI's debt obligations under the terms of this guarantee. The Company continues to guarantee certain UCI theater leases which are secured by bank guarantees provided by the buyer. The Company's guarantee totaled approximately $177.0 million at December 31, 2004. The Company also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres LLC and guarantees certain theater leases for approximately $13.3 million. The lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of December 31, 2004 as they were provided by the Company prior to the adoption of FIN 45.

        The Company continues to remain as guarantor on certain Blockbuster store leases approximating $359 million at December 31, 2004 and secured by a $150 million letter of credit. Certain leases contain renewal options that can extend the primary lease term and remain covered by the guarantees. Blockbuster has agreed to indemnify the Company with respect to any amounts paid under these guarantees. The Company recorded a liability of $53.6 million reflecting the fair value of such guarantees.

        Additionally, the Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $342.4 million at December 31, 2004 and are not recorded on the balance sheet as of December 31, 2004.

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

        Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2004, the Company had pending approximately 112,140 asbestos claims, as compared with approximately 112,280 as of December 31, 2003 and approximately 103,800 as of December 31, 2002. Of the claims pending as of December 31, 2004, approximately 82,370 were pending in state courts, 27,180 in federal courts and approximately 2,590 were third party claims. During 2004, the Company received approximately 16,060 new claims and closed or moved to an inactive docket approximately 16,200 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

        Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third party claims. The Company's total costs (recovery) for the years 2004 and 2003 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $58.4 million and $(8.7) million, respectively. A portion of such costs relates to claims settled in prior years. If proceeds received in 2003 from an insurance commutation were excluded from the Company's total costs in 2003, the Company's total costs after insurance recoveries and net of tax benefits would have been $56.6 million. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

        Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at December 31, 2004. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury.

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

        Antitrust.    In July 2002, judgment was entered in favor of the Company, Blockbuster, Paramount Home Entertainment and other major motion picture studios and their home video subsidiaries with respect to a complaint filed in the United States District Court for the Western District of Texas. The complaint included federal antitrust and California state law claims. In August 2003, the Fifth Circuit Court of Appeals affirmed the federal court judgment. The Supreme Court of the United States refused plaintiffs' petition for writ of certiorari in March 2004. In February 2003, a similar complaint that had been filed in a Los Angeles County Superior Court was also dismissed with prejudice. The plaintiffs have appealed the California state court dismissal, as well as a prior denial of class certification. As a result of the split-off of Blockbuster in 2004, any judgment in this matter adverse to the Company, Blockbuster and/or Paramount Home Entertainment will be allocated 33.33% to Blockbuster and 66.67% to the Company. The Company believes that the plaintiffs' positions in these litigations are without merit and intends to continue to vigorously defend itself in the litigations.

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

  Foreign Exchange Risk

        The Company conducts business with companies in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. dollar. In order to hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Australian Dollar, the Japanese Yen, the Canadian Dollar, the Singapore Dollar and the Euro, foreign currency forward and option contracts are used. Additionally, the

Company designates forward contracts used to hedge future production costs as cash flow hedges, and designates certain forward contracts as a hedge of the foreign currency exposure of a net investment in a foreign operation. The change in fair value of the non-designated contracts is included in current period results as part of "Other items, net." The Company manages the use of foreign exchange derivatives centrally. At December 31, 2004, the notional value of all foreign exchange contracts was $633.0 million, of which $82.9 million related to the hedging of future production costs and $157.2 million related to the hedging of a net investment in a foreign operation. The remaining $392.9 million represents hedges of underlying foreign currency balances, expected foreign currency net cash flows and investment hedges. At December 31, 2003, the notional value of all foreign exchange contracts was $296.9 million, of which $12.0 million related to the hedging of future productions costs. The remaining $284.9 million represented hedges of underlying foreign currency balances, expected foreign currency net cash flows and investment hedges.

  Interest Rate Risk

        The Company's interest expense is exposed to movements in short-term rates. Swap agreements may be used to modify this exposure. The Company has entered into fixed to variable rate swaps, which are designated as fair value hedges. Based on the amount of variable rate debt and receivable securitization programs outstanding at December 31, 2004, a 100 basis point change in interest rates would cause a $26.1 million change to pre-tax earnings. As of December 31, 2004, if all parties were to agree, the swaps could have been terminated by a net payment from the counterparties of approximately $23.1 million.

        At December 31, 2004, the Company was a party to the following outstanding fair value hedges, which were fully effective.

  Interest rate swaps totaling $250 million in notional amount, which mature on June 1, 2005, receive interest at a weighted average rate of approximately 4.54% and pay interest based on three-month LIBOR in advance.

  Interest rate swaps totaling $350 million in notional amount, which mature on January 30, 2006, and (i) receive interest on $200 million at a weighted average rate of approximately 2.78% and pay interest based on three-month LIBOR in advance and (ii) receive interest on $150 million at a weighted average rate of approximately 3.57% and pay interest based on six-month LIBOR in arrears.

  Interest rate swaps totaling $700 million in notional amount, which mature on May 1, 2007, and (i) receive interest on $400 million at 5.11% and pay interest based on three-month LIBOR in advance and (ii) receive interest on $300 million at a weighted average rate of approximately 5.35% and pay interest based on three-month LIBOR in arrears.

  Interest rate swaps totaling $300 million in notional amount, which mature on May 15, 2018, receive interest at a weighted average rate of approximately 4.55% and pay interest based on three-month LIBOR in advance.

        At December 31, 2004, the Company did not have any interest rate cash flow hedges outstanding.

  Credit Risk

        The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2004, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

Related Parties

        National Amusements, Inc. ("NAI") is a closely held corporation that beneficially owned Class A Common Stock of the Company representing approximately 71% of the voting power of all classes of the Company's Common Stock, and approximately 12% of the Company's Class A Common Stock and Class B Common Stock on a combined basis at December 31, 2004. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board of Directors and Chief Executive Officer of the Company. On October 28, 2004, the Company entered into an agreement (the "NAIRI Agreement") with NAI and NAIRI, Inc. ("NAIRI"), a wholly-owned subsidiary of NAI, pursuant to which the Company agreed to buy, and NAI and NAIRI agreed to sell, a number of shares of Viacom Class B Common Stock each month such that the ownership percentage of Viacom Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of purchases of shares of Viacom Common Stock under the Company's $8.0 billion stock purchase program announced in October 2004. Pursuant to this agreement, Viacom recorded the purchase of 6.3 million shares of Viacom Class B Common Stock from NAIRI for $226.6 million in 2004.

        NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount Pictures. During the years ended December 31, 2004, 2003 and 2002, NAI made payments to Paramount Pictures in the aggregate amounts of approximately $11.2 million, $9.6 million and $12.3 million, respectively.

        NAI and Mr. Redstone owned in the aggregate approximately 75% of the common stock of Midway Games Inc. ("Midway") as of December 31, 2004. Midway places advertisements on various of the Company's cable networks from time to time. During the years ended December 31, 2004, 2003 and 2002, transactions with Midway totaled approximately $5.5 million, $1.4 million and $2.0 million, respectively.

        The Company owns approximately 17% in Westwood One, Inc. ("Westwood One") which is treated as an equity investment. Most of Infinity's radio stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's radio programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and in certain instances, shares in revenue from the sale by Westwood One of Infinity's programming. In addition, certain employees of Infinity serve as officers of Westwood One for which the Company receives a management fee. CBS Television and Cable Networks also enter into programming agreements with Westwood One. Revenues from these arrangements were approximately $86.9 million, $85.5 million and $127.7 million in 2004, 2003 and 2002, respectively.

        The Company, through the normal course of business, is involved in transactions with other affiliated companies that have not been material in any of the periods presented.

Recent Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), effective the first interim period or annual reporting period that begins after June 15, 2005. SFAS 123R revises SFAS No. 123 "Accounting for Stock-based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issues to Employees." SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on grant-date fair value of the award. That cost will be recognized over the vesting period during which an employee is required to provide service in exchange for the award.

        On March 8, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting of unvested stock options having an exercise price of $38.00 or greater granted under the Company's 2000 and 1997 Long-Term Management Incentive Plans. Stock Option awards granted from 1999 through 2004 with respect to approximately 29 million shares of the Company's

Class B Common Stock are subject to this acceleration which is effective as of March 8, 2005. Since these options had exercise prices in excess of the current market value and were not fully achieving their original objectives of incentive compensation and employee retention, the Company expects the acceleration to have a positive effect on employee morale, retention and perception of option value. The acceleration also eliminates future compensation expense the Company would otherwise recognize in its Consolidated Statements of Operations once SFAS 123R becomes effective on July 1, 2005.

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

  •
  Accounting for the production and distribution of motion pictures and television programming is in accordance with SOP 00-2, which requires management's judgment as it relates to total revenues to be received and costs to be incurred throughout the life of each program. These judgments are used to determine the amortization of capitalized production costs, expensing of participation and residual cost and any necessary net realizable value adjustments.

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

  •
  In accordance with SFAS 142, the Company tests goodwill and other intangible assets for impairment during the fourth quarter of each year, and on an interim date should factors or indicators become apparent that would require an interim test. A significant downward revision in the present value of estimated future cash flows for a reporting unit or intangible assets could result in an impairment under SFAS 142 and a non-cash charge would be required.

  •
  Balance sheet reserves and liabilities related to legal issues, restructuring charges and discontinued businesses, including asbestos and environmental matters, require significant judgments and estimates by management. The Company continually evaluates these estimates based on changes in the relevant facts and circumstances and events that may impact estimates. While management believes that the current reserves for matters related to discontinued businesses, including environmental and asbestos are adequate, there can be no assurance that circumstances will not change in future periods.

  •
  Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate reflects the rate at which the pension benefit obligations could effectively be settled. The Company used investment grade corporate bond yields to support its discount rate assumption. The expected return on plan assets assumption was derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. For 2004, the unrecognized actuarial loss for pension increased principally as a result of lowering the discount rate for the Company's major plans from 6.0% in 2003 to 5.75% in 2004. A decrease in the discount rate or a decrease in the expected rate of return on plan assets would increase pension expense. The estimated impact of a 25 basis point change in the discount rate would be a change of approximately $15 million on 2005 pension expense and will change the projected benefit obligation by approximately $162 million. The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $11 million.

  •
  The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. The Company is continually audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its tax reserves reflect the probable outcome of known contingencies.

    An estimated effective tax rate for a year is applied to quarterly operating results. In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and recorded in the same quarter. A number of years may elapse before a tax return containing tax matters, for which a reserve has been established, is audited and finally resolved. During 2004, the Company recognized $205.4 million of tax benefits related to the resolution of certain prior year tax audits.

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

  •
  The Company's basic cable networks and premium subscription television networks are dependent upon affiliation agreements with cable and direct-to-home satellite ("DTH") distributors on acceptable terms. The loss of carriage on such distributors, or continued carriage on less favorable terms, could adversely affect, with respect to basic cable networks, revenues from subscriber fees and the ability to sell advertising and, with respect to premium subscription television networks, subscriber fee revenues. In addition, continued consolidation among cable programming and/or DTH distributors and vertical integration of such distributors into the cable or broadcast network business, could have an adverse effect on subscriber fees and advertising revenues, as the Company's ability to launch new networks or maintain or obtain additional distribution for existing networks is impacted by these factors.

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

  •
  In accordance with SFAS 142, the Company tests goodwill and other intangible assets for impairment during the fourth quarter of each year, and on an interim date should factors or indicators become apparent that would require an interim test. A downward revision in the fair value of a reporting unit or intangible assets could result in an impairment under SFAS 142 and a non-cash charge would be required. Such a charge could have a significant effect on the Company's reported net earnings.

  •
  While the Company seeks to ensure compliance with FCC indecency laws and regulations, the definition of "indecency" is subject to interpretation and there can be no assurance that employees of the Company will not make decisions resulting in the broadcast of programming that is viewed by regulators or the public as not meeting such standards. Such programming could subject the Company to regulatory review or investigation, fines, adverse publicity or other sanctions including the loss of station licenses.

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

  •
  Newer technologies, including video on demand, personal video recorders and other devices that allow users to view television or motion pictures from a remote location or on a time-delayed basis, and technologies which implement the ability for users to fast-forward, rewind, pause and skip programming may cause changes in consumer behavior that could affect the attractiveness of the Company's offerings to viewers, advertisers and/or distributors and could therefore have an adverse effect on the Company's businesses, particularly its television business.

  •
  The Company has contingent liabilities related to discontinued businesses, including environmental liabilities, liabilities related to illnesses of former employees, asbestos liabilities and other pending and threatened litigation. While the pending or threatened litigations and environmental and other liabilities should not have a material adverse effect on the Company, there can be no assurance in this regard.

  •
  In the operation of its businesses, the Company engages the services of writers, directors, actors and others, which are subject to collective bargaining agreements. Work stoppages and/or higher costs in connection with these agreements could adversely impact the Company's operations.

  •
  Changes in laws and regulations, including in particular FCC ownership rules and rules related to the carriage of broadcast and multichannel distribution programming, could, directly or indirectly, adversely affect the operations and ownership of the Company's properties.

  •
  The Company's advertiser-supported businesses experience fluctuations based on the timing of advertising expenditures by retailers, which typically increase in the fourth quarter.

  •
  NAI, through its beneficial ownership of the Company's Class A common stock, has voting control of the Company. Sumner M. Redstone, the controlling shareholder of NAI, is the chairman of the board and chief executive officer of the Company, and Shari Redstone, president of NAI, is a director of the Company. NAI is in a position to control the outcome of corporate actions that require shareholder approval, including the election of directors, issuance of securities and transactions involving a change of control.

  •
  On June 1, 2004, the Company announced the appointment of Tom Freston and Leslie Moonves as co-presidents and co-chief operating officers. Until that time, Mr. Freston was the chairman and chief executive officer of MTV Networks and Mr. Moonves was the chairman and chief executive officer of CBS. Until this recent management change, the Company had a sole president and chief operating officer. The Company does not have experience with a co-president and co-chief operating officer management structure and there can be no assurance that this new management structure will be successful.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        Response to this is included in "Management's Discussion and Analysis of Results of Operations and Financial Condition—Market Risk."

Item 8.    Financial Statements and Supplementary Data.

MANAGEMENT'S STATEMENT OF RESPONSIBILITY FOR FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management conducted an evaluation of the effectiveness of the registrant's internal control over financial reporting as of December 31, 2004 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004.

        Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

VIACOM INC.
By:	/s/ SUMNER M. REDSTONE Sumner M. Redstone Chairman of the Board of Directors Chief Executive Officer
By:	/s/ RICHARD J. BRESSLER Richard J. Bressler Senior Executive Vice President Chief Financial Officer
By:	/s/ SUSAN C. GORDON Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Viacom Inc.:

        We have completed an integrated audit of Viacom Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Viacom Inc. and its subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted EITF Topic No. D-108, "Use of the Residual Method to Value Acquired Assets Other Than Goodwill", as of December 31, 2004, changing the method for valuing FCC licenses for purposes of impairment testing. Also discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002 and, accordingly, the Company ceased amortizing goodwill and indefinite lived intangible assets as of that date.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Statement of Responsibility For Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
New York, New York March 15, 2005

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2004		2003		2002

Revenues		$22,525.9		$20,827.6	$19,186.8
Expenses:
Operating		12,545.8		11,879.8	10,735.5
Selling, general and administrative		4,142.1		3,732.3	3,498.6
Depreciation and amortization		809.9		741.9	711.8
Impairment charge (Note 3)		17,997.1		—	—

Total expenses		35,494.9		16,354.0	14,945.9

Operating income (loss)		(12,969.0)		4,473.6	4,240.9
Interest expense		(718.9)		(742.9)	(799.1)
Interest income		25.3		11.7	12.0
Other items, net		7.6		(3.0)	(32.9)

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest		(13,655.0)		3,739.4	3,420.9
Provision for income taxes		(1,378.6)		(1,497.0)	(1,338.3)
Equity in earnings (loss) of affiliated companies, net of tax		(20.8)		.1	(37.3)
Minority interest, net of tax		(5.1)		(4.7)	(3.3)

Net earnings (loss) from continuing operations		(15,059.5)		2,237.8	2,042.0

Discontinued operations (Note 2):
Earnings (loss) from discontinued operations		(1,182.7)		(718.8)	255.3
Income taxes, net of minority interest		92.4		(83.6)	(90.7)

Net earnings (loss) from discontinued operations		(1,090.3)		(802.4)	164.6

Net earnings (loss) before cumulative effect of accounting change		(16,149.8)		1,435.4	2,206.6
Cumulative effect of accounting change, net of minority interest and tax (Note 1)		(1,312.4)		(18.5)	(1,480.9)

Net earnings (loss)		$(17,462.2)		$1,416.9	$725.7

Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations		$(8.78)		$1.28	$1.16
Net earnings (loss) from discontinued operations		$(.64)		$(.46)	$.09
Net earnings (loss) before cumulative effect of accounting change		$(9.42)		$.82	$1.26
Cumulative effect of accounting change		$(.77)		$(.01)	$(.84)
Net earnings (loss)		$(10.19)		$.81	$.41
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations		$(8.78)		$1.27	$1.15
Net earnings (loss) from discontinued operations		$(.64)		$(.46)	$.09
Net earnings (loss) before cumulative effect of accounting change		$(9.42)		$.82	$1.24
Cumulative effect of accounting change		$(.77)		$(.01)	$(.83)
Net earnings (loss)		$(10.19)		$.80	$.41
Weighted average number of common shares outstanding:
Basic		1,714.4		1,744.0	1,752.8
Diluted		1,714.4		1,760.7	1,774.8
Dividends per common share	$	..25	$	..12	$—

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$928.2	$617.3
Receivables, less allowances of $276.7 (2004) and $289.3 (2003)	4,229.3	4,163.3
Inventory (Note 6)	996.7	1,003.7
Deferred tax assets, net (Note 11)	215.0	69.0
Prepaid expenses	263.5	233.8
Other current assets	810.1	667.9
Current assets of discontinued operations	50.7	1,013.4

Total current assets	7,493.5	7,768.4

Property and Equipment:
Land	754.7	737.1
Buildings	1,002.7	962.9
Capital leases	696.7	503.5
Advertising structures	1,492.5	1,482.4
Equipment and other	3,855.4	3,820.6

	7,802.0	7,506.5
Less accumulated depreciation and amortization	3,144.9	2,871.4

Net property and equipment	4,657.1	4,635.1

Inventory (Note 6)	4,466.0	4,236.2
Goodwill (Note 3)	38,520.2	54,445.2
Intangibles (Note 3)	10,623.1	12,918.5
Other assets	2,014.5	1,999.3
Other assets of discontinued operations	227.9	4,222.8

Total Assets	$68,002.3	$90,225.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$585.5	$523.1
Accrued expenses	1,454.7	1,507.6
Accrued compensation	663.5	544.6
Participants' share, residuals and royalties payable	1,296.6	1,162.2
Program rights	849.6	858.7
Deferred income	565.3	558.5
Income taxes payable	172.9	262.6
Current portion of long-term debt (Note 8)	65.8	51.5
Other current liabilities	1,123.6	822.8
Current liabilities of discontinued operations	102.0	1,303.1

Total current liabilities	6,879.5	7,594.7

Long-term debt (Note 8)	9,649.2	9,608.1
Pension and postretirement benefit obligations (Note 12)	2,243.5	2,132.5
Deferred tax liabilities, net (Note 11)	1,356.7	221.0
Other liabilities	5,230.5	5,706.6
Other liabilities of discontinued operations	607.7	1,130.6
Commitments and contingencies (Note 13)
Minority interest	10.9	13.2
Minority interest of discontinued operations	—	613.8
Stockholders' Equity:
Class A Common Stock, par value $.01 per share; 750.0 shares authorized; 133.4 (2004) and 133.7 (2003) shares issued	1.3	1.3
Class B Common Stock, par value $.01 per share; 10,000.0 shares authorized; 1,737.8 (2004) and 1,730.8 (2003) shares issued	17.4	17.3
Additional paid-in capital	66,027.7	65,840.3
Retained earnings (deficit)	(14,747.3)	3,141.9
Accumulated other comprehensive loss (Note 1)	(356.0)	(317.6)
Accumulated other comprehensive loss of discontinued operations	—	(33.6)

	50,943.1	68,649.6
Less treasury stock, at cost; 1.9 (2004) and 1.4 (2003) Class A shares; and 224.0 (2004) and 128.5 (2003) Class B shares	8,918.8	5,444.6

Total stockholders' equity	42,024.3	63,205.0

Total Liabilities and Stockholders' Equity	$68,002.3	$90,225.5

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2004	2003	2002

Operating Activities:
Net earnings (loss)	$(17,462.2)	$1,416.9	$725.7
Less: Net earnings (loss) from discontinued operations	(1,090.3)	(802.4)	164.6
Less: Cumulative effect of accounting change, net of minority interest and tax	(1,312.4)	(18.5)	(1,480.9)

Net earnings (loss) from continuing operations	(15,059.5)	2,237.8	2,042.0
Adjustments to reconcile net earnings (loss) from continuing operations to net cash flow from operating activities:
Depreciation and amortization	809.9	741.9	711.8
Impairment charge	17,997.1	—	—
Gain on sale and other items, net	(48.8)	(5.4)	(41.1)
Equity in (earnings) loss of affiliated companies, net of tax	20.8	(.1)	37.3
Distributions from affiliated companies	28.9	37.7	39.7
Minority interest, net of tax	5.1	4.7	3.3
Amortization of deferred financing costs	9.8	10.0	10.2
Change in operating assets and liabilities:
Increase in receivables	(205.4)	(440.5)	(105.0)
Increase in inventory and related program and participation liabilities, net	(21.8)	(23.2)	(514.2)
Decrease (increase) in other assets	(198.8)	148.1	(76.9)
Decrease in accounts payable and accrued expenses	(49.6)	(410.7)	(280.2)
Increase in income taxes payable and net deferred tax liabilities	218.9	726.1	741.9
(Decrease) increase in deferred income	(74.9)	(104.6)	147.6
Other, net	(27.7)	(19.9)	12.3

Net cash flow provided by operating activities from continuing operations	3,404.0	2,901.9	2,728.7

Net cash flow provided by operating activities attributable to Blockbuster (Note 2)	236.6	595.5	395.7

Net cash flow provided by operating activities	3,640.6	3,497.4	3,124.4

Investing Activities:
Acquisitions, net of cash acquired	(427.7)	(1,341.6)	(818.0)
Capital expenditures	(415.0)	(357.6)	(396.5)
Investments in and advances to affiliated companies	(77.7)	(40.0)	(58.8)
Special distribution received from Blockbuster	738.1	—	—
Proceeds from sale, net of transaction costs	65.5	46.2	70.4
Other, net	4.1	9.7	9.5

Net cash flow used for investing activities from continuing operations	(112.7)	(1,683.3)	(1,193.4)

Net cash flow from investing activities attributable to Blockbuster (Note 2)	(421.0)	(179.1)	(248.8)

Net cash flow used for investing activities	(533.7)	(1,862.4)	(1,442.2)

Financing Activities:
Proceeds from issuance of notes and debentures	—	736.5	1,298.0
Proceeds from exercise of stock options	119.6	245.2	315.1
Repayments to banks, including commercial paper, net	(26.1)	(162.1)	(963.8)
Repayment of notes and debentures	(80.3)	(765.4)	(1,000.7)
Payment of capital lease obligations	(66.3)	(78.7)	(90.2)
Purchase of Company common stock	(2,503.3)	(945.1)	(1,139.0)
Dividends	(415.2)	(104.6)	—
Other, net	(8.8)	(6.0)	(3.0)

Net cash flow used for financing activities from continuing operations	(2,980.4)	(1,080.2)	(1,583.6)

Net cash flow from financing activities attributable to Blockbuster (Note 2)	(49.0)	(335.5)	(194.6)

Net cash flow used for financing activities	(3,029.4)	(1,415.7)	(1,778.2)

Net increase (decrease) in cash and cash equivalents	77.5	219.3	(96.0)
Cash and cash equivalents at beginning of year (includes $233.4 (2004), $152.5 (2003) and $200.2 (2002) of Blockbuster cash)	850.7	631.4	727.4

Cash and cash equivalents at end of year (includes $233.4 (2003) and $152.5 (2002) of Blockbuster cash)	$928.2	$850.7	$631.4

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2004		2003		2002

	Shares	Amount	Shares	Amount	Shares	Amount

Class A Common Stock:
Balance, beginning of year	133.7	$1.3	137.3	$1.4	138.8	$1.4
Conversion of A shares into B shares	(.3)	—	(3.6)	(.1)	(1.5)	—

Balance, end of year	133.4	1.3	133.7	1.3	137.3	1.4

Class B Common Stock:
Balance, beginning of year	1,730.8	17.3	1,716.0	17.1	1,697.0	17.0
Exercise of stock options	6.7	.1	11.2	.1	17.5	.1
Conversion of A shares into B shares	.3	—	3.6	.1	1.5	—

Balance, end of year	1,737.8	17.4	1,730.8	17.3	1,716.0	17.1

Additional Paid-In Capital:
Balance, beginning of year		65,840.3		65,597.8		64,980.6
Exercise of stock options, including tax benefit		170.5		322.6		526.2
Reversal of deferred taxes attributable to accelerated stock options from prior acquisitions		(3.8)		(66.0)		—
Adjustments for stock options and share issuances from prior acquisitions		20.7		—		—
Reduction of equity interest in subsidiary and affiliated companies		—		(14.1)		(60.6)
MTVi acquisition		—		—		151.6

Balance, end of year		66,027.7		65,840.3		65,597.8

Retained Earnings (deficit):
Balance, beginning of year		3,141.9		1,934.0		1,208.3
Net earnings (loss)		(17,462.2)		1,416.9		725.7
Dividends		(427.0)		(209.0)		—

Balance, end of year		(14,747.3)		3,141.9		1,934.0

Accumulated Other Comprehensive Loss:
Balance, beginning of year		(317.6)		(496.9)		(71.3)
Other comprehensive income (loss)		(38.4)		179.3		(425.6)

Balance, end of year		(356.0)		(317.6)		(496.9)

Accumulated Other Comprehensive Loss of Discontinued Operations:
Balance, beginning of year		(33.6)		(83.6)		(81.4)
Other comprehensive income (loss) from discontinued operations		33.6		50.0		(2.2)

Balance, end of year		—		(33.6)		(83.6)

Treasury Stock, at cost:
Balance, beginning of year	129.9	(5,444.6)	106.7	(4,482.0)	79.3	(3,337.8)
Class B Common Stock purchased	68.4	(2,529.7)	23.6	(981.4)	27.8	(1,164.1)
Stock received for Blockbuster split-off	28.0	(963.0)	—	—	—	—
Issuance of stock for deferred compensation	(.4)	18.5	(.4)	18.8	(.4)	19.9

Balance, end of year	225.9	(8,918.8)	129.9	(5,444.6)	106.7	(4,482.0)

Total Stockholders' Equity		$42,024.3		$63,205.0		$62,487.8

Comprehensive Income (Loss):
Net earnings (loss)		$(17,462.2)		$1,416.9		$725.7

Other Comprehensive Income (Loss) from continuing operations, net of tax:
Minimum pension liability adjustment		(116.6)		48.5		(491.3)
Cumulative translation adjustments		73.6		122.3		71.6
Change in fair value of cash flow hedges		2.4		1.1		2.1
Unrealized gain (loss) on securities		20.6		1.7		(9.3)
Reclassification adjustment for net realized (gains) losses		(18.4)		5.7		1.3

Total Other Comprehensive Income (Loss) from continuing operations, net of tax		(38.4)		179.3		(425.6)
Other Comprehensive Income (Loss) from discontinued operations, net of tax and minority interest		33.6		50.0		(2.2)

Total Other Comprehensive Income (Loss), net of tax		(4.8)		229.3		(427.8)

Total Comprehensive Income (Loss)		$(17,467.0)		$1,646.2		$297.9

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

        The Company applies the guidelines set forth in Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R") in assessing its interests in variable interest entities to decide whether to consolidate that entity. The Company has completed its review of potential variable interest entities and determined that there are no consolidation requirements under FIN 46R.

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

        The Company estimates that approximately 95% of unamortized costs of completed and released films at December 31, 2004 will be amortized within the next three years. Approximately $808.4 million of unamortized costs for completed and released films, and completed but not released films are expected to be amortized during the next twelve months. As of December 31, 2004, unamortized acquired film libraries of approximately $379.2 million remain to be amortized on a straight-line basis over an average remaining life of nine years.

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

        Depreciation expense, including capitalized lease amortization, was $665.2 million (2004), $601.9 million (2003) and $571.5 million (2002). Amortization expense related to capital leases was $58.2 million (2004), $43.3 million (2003) and $57.3 million (2002). Accumulated amortization of capital leases was $252.8 million at December 31, 2004 and $242.4 million at December 31, 2003.

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

        Investments in affiliated companies are reviewed for impairment on a quarterly basis by comparing their fair value to their respective carrying amounts each quarter. The Company determines the fair value of its public company investments by reference to their publicly traded stock price. With respect to private company investments, the Company makes its estimate of fair value by considering recent investee equity transactions, discounted cash flow analyses, estimates based on comparable public company operating multiples and in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred including the length of the time and the extent to which the market value has been below cost, the financial condition and near-term prospects of the issuer, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, and other factors influencing the fair market value, such as general market conditions.

        Goodwill and Intangible Assets—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company's intangible assets are considered to have finite or indefinite lives and are allocated to various reporting units, which are generally consistent with or one level below the Company's reportable segments. Intangible assets with finite lives, which primarily consist of leasehold, franchise and subscriber agreements, are generally amortized by the straight-line method over their estimated useful lives, which range from 5 to 40 years and are reviewed for impairment at least annually. Intangible assets with indefinite lives, which consist primarily of FCC licenses, and goodwill are no longer amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES —(Continued)

that would more likely than not reduce the fair value below its carrying amount. If the carrying amount of goodwill or the intangible asset exceeds its fair value, an impairment loss is recognized as a non-cash charge. Such a charge could have a significant effect on reported net earnings.

        Discontinued Operations—In 2004, the Company completed the exchange offer for the split-off of Blockbuster Inc. and as a result, the consolidated financial statements of the Company present Blockbuster Inc. as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

        Businesses that have been previously disposed of by the Company prior to January 1, 2002, were accounted for as discontinued operations in accordance with Accounting Principles Board ("APB") Opinion No. 30. Assets and liabilities related to these businesses primarily include aircraft financing leases that are generally expected to liquidate in accordance with contractual terms.

        Revenue Recognition—Advertising revenues are recognized in the period during which advertising spots are aired. Subscriber fees for Cable Networks are recognized in the period the service is provided. Publishing revenues are recognized when merchandise is shipped. Revenues from the sale of outdoor advertising space are recognized ratably over the contract terms.

        In accordance with Statement of Position 00-2 "Accounting by Producers or Distributors of Films" ("SOP-002"), Entertainment revenues from theatrical distribution of motion pictures are recognized as motion pictures are exhibited. Revenues from DVD and videocassette sales of motion pictures are recognized upon availability for sale to the public. Revenues from video revenue sharing agreements are recognized as earned. Revenues from the licensing of motion pictures on domestic and international premium subscription program services, broadcast and basic cable networks, and individual television stations are recognized upon availability of the motion picture for telecast except for pay-per-view which is recognized upon purchase by the consumer. On average, the length of the initial revenue cycle for motion pictures approximates four to seven years.

        Television series initially produced for the networks and first-run syndication are generally licensed to domestic and international markets concurrently. The more successful series are later syndicated in domestic markets and sold in certain international markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production. Revenues arising from television license agreements are recognized in the period that the motion picture or television series is available for telecast and therefore may cause fluctuations in operating results.

        Sales of Multiple Products or Services—The Company follows Emerging Issues Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables" for revenue recognition of revenues derived from a single contract that contains multiple products or services.

        Advertising—Advertising costs are expensed as incurred. The Company incurred total advertising expenses of $1.3 billion (2004), $1.2 billion (2003) and $1.1 billion (2002).

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

        Subsidiary Stock Transactions—Gains or losses arising from issuances by a subsidiary of its own stock are recorded within stockholders' equity. Viacom Investments Inc., a wholly-owned subsidiary of CBS Broadcasting Inc., owned 414.4 million shares of Viacom Class B Common Stock. These shares were originally issued to CBS Broadcasting Inc. in February 2001 as a result of the acquisition by Viacom of the publicly-traded minority equity interest in Infinity Broadcasting Corporation. CBS Broadcasting Inc. contributed all 414.4 million shares to Viacom Investments Inc. in December 2003. In August 2004, the 414.4 million Viacom Class B shares were exchanged for 4,144,000 shares of Viacom Series D Fully Participating Preferred Stock. These shares are eliminated in consolidation.

        Provision for Doubtful Accounts—The provision for doubtful accounts charged to expense was $116.1 million (2004), $76.5 million (2003) and $108.7 million (2002).

        Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options only in the periods in which such effect would have been dilutive. For the years ended December 31, 2004, 2003 and 2002, respectively, options to purchase 162.4 million, 61.4 million and 45.2 million shares of Class B Common Stock at weighted average prices of $39.27, $50.99 and $54.48 were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

        The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

Year Ended December 31,	2004	2003	2002

Weighted average shares for basic EPS	1,714.4	1,744.0	1,752.8
Incremental shares for stock options	—	16.7	22.0

Weighted average shares for diluted EPS	1,714.4	1,760.7	1,774.8

        Comprehensive Income (Loss)—As of December 31, 2004, the components of accumulated other comprehensive loss, are net of the following tax (provision) benefits: $379.1 million for minimum pension

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES —(Continued)

liability adjustment, $(140.3) million for cumulative translation adjustments, $(1.7) million for change in fair value of cash flow hedges and $(.9) million for unrealized gain on securities.

	Minimum Pension Liability Adjustment	Cumulative Translation Adjustments	Change in Fair Value of Cash Flow Hedges	Unrealized Gain (Loss) on Securities	Other Comprehensive Income (loss) from Discontinued Operations	Accumulated Other Comprehensive Loss

At December 31, 2001	$(11.8)	$(56.2)	$(3.0)	$(.3)	$(81.4)	$(152.7)
2002 Activity	(491.3)	71.6	2.1	(8.0)	(2.2)	(427.8)

At December 31, 2002	(503.1)	15.4	(.9)	(8.3)	(83.6)	(580.5)
2003 Activity	48.5	122.3	1.1	7.4	50.0	229.3

At December 31, 2003	(454.6)	137.7	.2	(.9)	(33.6)	(351.2)
2004 Activity	(116.6)	73.6	2.4	2.2	33.6	(4.8)

At December 31, 2004	$(571.2)	$211.3	$2.6	$1.3	$—	$(356.0)

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

        The following table reflects the effect on net earnings (loss) from continuing operations and earnings (loss) per share from continuing operations if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. These pro forma effects may not be representative of future stock compensation expense since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and the vesting of certain options was accelerated on March 8, 2005 (See Recent Pronouncements). See Note 10 for detailed assumptions.

Year Ended December 31,	2004	2003	2002

Net earnings (loss) from continuing operations	$(15,059.5)	$2,237.8	$2,042.0
Option expense, net of tax	(347.3)	(234.7)	(182.8)

Net earnings (loss) from continuing operations after option expense	$(15,406.8)	$2,003.1	$1,859.2

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$(8.78)	$1.28	$1.16
Net earnings (loss) from continuing operations after option expense	$(8.99)	$1.15	$1.06
Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$(8.78)	$1.27	$1.15
Net earnings (loss) from continuing operations after option expense	$(8.99)	$1.14	$1.05

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES —(Continued)

        For the years ended December 31, 2004, 2003 and 2002, if the Company had applied the fair value recognition provision of SFAS 123, an additional expense of $15.2 million, $18.2 million and $17.5 million, respectively, would have been recognized in discontinued operations.

        Accounting Changes—Effective December 31, 2004, the Company elected early adoption of Emerging Issues Task Force Topic No. D-108 "Use of the Residual Method to Value Acquired Assets Other Than Goodwill" ("D-108"). D-108 requires companies who have applied the residual value method in the valuation of intangible assets for purposes of impairment testing to use the direct value method. As a result of the adoption, the Company recorded a charge of $2.2 billion ($1.3 billion net of tax), or $.77 per share, to reduce the intangible balances attributable to its television stations' FCC licenses. This charge has been reflected as a cumulative effect of accounting change.

        For 2003, the cumulative effect of accounting change, net of minority interest and tax, of $18.5 million, or $.01 per share, resulted from the adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations." For 2002, the cumulative effect of accounting change of $1.5 billion (net of minority interest of $336.1 million), or $.84 per basic and $.83 per diluted share, resulted from the initial adoption of SFAS 142. The asset retirement obligation was $45.2 million at December 31, 2004.

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

        Recent Pronouncements—In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), effective the first interim period or annual reporting period that begins after June 15, 2005. SFAS 123R revises SFAS No. 123 "Accounting for Stock-based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issues to Employees." SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on grant-date fair value of the award. That cost will be recognized over the vesting period during which an employee is required to provide service in exchange for the award.

        On March 8, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting of unvested stock options having an exercise price of $38.00 or greater granted under the Company's 2000 and 1997 Long-Term Management Incentive Plans. Stock option awards granted from 1999 through 2004 with respect to approximately 29 million shares of the Company's Class B Common Stock are subject to this acceleration which is effective as of March 8, 2005. Since these options had exercise prices in excess of the current market value and were not fully achieving their original objectives of incentive compensation and employee retention, the Company expects the acceleration to have a positive effect on employee morale, retention and perception of option value. The acceleration also eliminates future compensation expense the Company would otherwise recognize in its Consolidated Statements of Operations once SFAS 123R becomes effective on July 1, 2005.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

2) DISCONTINUED OPERATIONS

        In 2004, the Company completed the exchange offer for the split-off of Blockbuster Inc. ("Blockbuster") (NYSE: BBI and BBI.B). Under the terms of the offer, Viacom accepted 27,961,165 shares of Viacom common stock in exchange for the 144 million common shares of Blockbuster that Viacom owned. Each share of Viacom Class A or Class B Common Stock accepted for exchange by Viacom was exchanged for 5.15 shares of Blockbuster common stock, consisting of 2.575 shares of Blockbuster class A common stock and 2.575 shares of Blockbuster class B common stock.

        The following table sets forth the Company's net earnings (loss) attributable to Blockbuster, which is presented as a discontinued operation:

Year Ended December 31,	2004	2003	2002

Revenues from discontinued operations	$4,528.9	$5,911.7	$5,565.9

Earnings (loss) from discontinued operations	$(1,404.2)	$(878.8)	$311.0
Loss on disposal of discontinued operations	(38.2)	—	—
Minority interest	259.7	160.0	(55.7)

	(1,182.7)	(718.8)	255.3
Income tax (provision) benefit, net of minority interest	92.4	(83.6)	(90.7)

Net earnings (loss) from discontinued operations	$(1,090.3)	$(802.4)	$164.6

        In March 2005, Blockbuster announced its intention to restate its previously issued financial statements to reflect appropriate lease accounting practices. Viacom has reflected the cumulative impact of the adjustment in 2004. This cumulative impact increased both the loss from discontinued operations and minority interest, offset by a corresponding decrease in the loss on disposal of discontinued operations, resulting in no impact to Viacom's consolidated 2004 net loss from discontinued operations. The Company's discontinued operation presentation of Blockbuster in prior years has not been revised to reflect this adjustment due to the immateriality of this amount on the current year or any individual prior period consolidated statement of operations or financial position.

        In 2004, the loss from discontinued operations of $1.4 billion primarily reflects a non-cash impairment charge of $1.5 billion for the impairment of goodwill and other long-lived assets in accordance with SFAS 142 and SFAS 144. Blockbuster performed an interim impairment test of its goodwill during the third quarter of 2004 because of factors surrounding Viacom's exchange offer for the split-off of Blockbuster.

        In 2003, the loss from discontinued operations of $878.8 million primarily reflects a non-cash impairment charge of $1.3 billion recorded in accordance with SFAS 142. In completing its analysis of the fair value of the video business, several events led Blockbuster to conclude that the business had incremental risks that were required to be included in the evaluation of goodwill. Additionally, Blockbuster's review of long-lived assets in conjunction with SFAS 144 resulted in an impairment charge of approximately $18.5 million to reduce the carrying value of certain fixed assets in four international markets. These charges were included in loss from discontinued operations for the year ended December 31, 2003.

        Upon initial adoption of SFAS 142 in 2002, the Company recorded a charge as a cumulative effect of accounting change, net of minority interest and tax, as the goodwill related to Blockbuster was impaired.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

2) DISCONTINUED OPERATIONS —(Continued)

The estimated fair values of Blockbuster reporting units were computed principally based upon the present value of future cash flows as of the date of adoption. The implied fair value of Blockbuster's goodwill was then compared to its book value resulting in an impairment charge of $1.8 billion in total or $1.5 billion, net of minority interest and tax.

        The following table presents the major classes of assets and liabilities of Blockbuster:

At December 31, 2003

Current assets (including cash and cash equivalents of $233.4)	$981.3
Goodwill	2,611.6
Long-term assets	1,266.3

Total Assets	$4,859.2

Current liabilities (including current debt of $144.8)	$1,276.9
Long-term debt	75.1
Other liabilities	246.5

Total Liabilities	$1,598.5

        The Company's other discontinued operations primarily include aircraft financing leases that are generally expected to liquidate in accordance with contractual terms. The net liability of the other discontinued operations are $431.1 million at December 31, 2004 and $458.2 million at December 31, 2003 which includes long-term debt of $202.0 million at December 31, 2004 and $201.7 at December 31, 2003.

        The net cash flow provided by operating activities attributable to Blockbuster of $236.6 million in 2004 reflects Blockbuster activities prior to the completion of the split-off. The net cash flow from investing activities attributable to Blockbuster of $(421.0) million primarily consists of Blockbuster cash and capital expenditures of $221.9 million and $183.6 million, respectively. The net cash flow from financing activities attributable to Blockbuster of $(49.0) million primarily reflects the special distribution of $5 per Blockbuster's common share offset by the proceeds from Blockbuster's new credit facilities.

3) GOODWILL AND OTHER INTANGIBLE ASSETS

        For the year ended December 31, 2004, the changes in the book value of goodwill by segment were as follows:

	Balance at December 31, 2003	Acquisitions	Impairment	Adjustments(a)	Balance at December 31, 2004

Cable Networks	$8,473.6	$333.6	$—	$268.7	$9,075.9
Television	13,178.0	73.5	—	1,309.5	14,561.0
Radio	19,272.6	—	(10,914.0)	(14.8)	8,343.8
Outdoor	11,577.5	10.0	(7,055.3)	67.9	4,600.1
Entertainment	1,943.5	—	—	(4.1)	1,939.4

Total	$54,445.2	$417.1	$(17,969.3)	$1,627.2	$38,520.2

(a)
Primarily includes purchase price allocations for acquisitions; an adjustment to record goodwill and deferred tax liabilities for certain identifiable intangible assets; foreign currency translation adjustments; and the reversal of tax liabilities established in purchase price accounting that are no longer expected to be incurred.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

3) GOODWILL AND OTHER INTANGIBLE ASSETS —(Continued)

        At December 31, 2004 and December 31, 2003, the Company had approximately $10.6 billion and $12.9 billion of intangible assets, respectively. Amortization expense relating to intangible assets was $144.7 million (2004), $140.0 million (2003) and $140.3 million (2002).

        The Company's intangible assets subject to amortization and the related accumulated amortization were as follows:

At December 31, 2004	Gross	Accumulated Amortization	Net

Leasehold agreements	$775.0	$(275.5)	$499.5
Franchise agreements	480.5	(143.8)	336.7
Subscriber agreements	406.5	(235.7)	170.8
Other intangible assets	246.6	(93.5)	153.1

Total	$1,908.6	$(748.5)	$1,160.1

At December 31, 2003	Gross	Accumulated Amortization	Net

Leasehold agreements	$761.9	$(220.8)	$541.1
Franchise agreements	494.8	(130.2)	364.6
Subscriber agreements	372.5	(183.5)	189.0
Other intangible assets	188.4	(62.6)	125.8

Total	$1,817.6	$(597.1)	$1,220.5

        The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the next five succeeding years to be as follows:

	2005	2006	2007	2008	2009

Amortization expense	$145.8	$141.3	$120.4	$81.3	$80.0

        SFAS 142 requires the Company to perform an annual fair value-based impairment test of goodwill. The first step of the test examines whether or not the book value of each of the Company's reporting units exceeds its fair value. If the book value for a reporting unit exceeds its fair value, the second step of the test compares the implied fair value of that reporting unit's goodwill with the book value of that goodwill. The Company's reporting units are generally consistent with the operating segments underlying the reportable segments identified in Note 14. As a result of the impairment test, the Company recorded an impairment charge of $18.0 billion in the fourth quarter recorded in the Company's Consolidated Statement of Operations for the year ended December 31, 2004. The $18.0 billion reflects charges to reduce the carrying value of goodwill at the Radio segment of $10.9 billion and the Outdoor segment of $7.1 billion as well as a reduction of the carrying value of intangibles of $27.8 million related to the FCC licenses at the Radio segment.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

3) GOODWILL AND OTHER INTANGIBLE ASSETS —(Continued)

        The Company performs its impairment test concurrently with its annual budgeting process which begins in the fourth quarter of each year. Several factors have led to a reduction in forecasted cash flows and long-term growth rates for both the Radio and Outdoor segments. Radio and Outdoor fell short of budgeted revenue and operating income growth targets in 2004. Competition from other advertising media, including internet advertising and cable and broadcast television has reduced Radio and Outdoor growth rates. Also, the emergence of new competitors and technologies has necessitated a shift in management's strategy for the Radio and Outdoor businesses, including changes in composition of the sales force and operating management as well as increased levels of investment in marketing and promotion.

        The estimated fair values of the Radio and Outdoor reporting units were computed principally based upon the present value of future cash flows (Discounted Cash Flow Method) and prices of comparable businesses (Market Comparable Method). The discounted Cash Flow Method and Market Comparable Method were weighted equally and resulted in substantially equal fair values.

        As of December 31, 2004, FCC licenses were valued at approximately $9.4 billion, reflecting a $2.2 billion reduction of the intangible balances attributable to its television stations' FCC licenses due to the adoption of D-108 which requires the application of the direct value method to determine the fair value of assets other than goodwill. At December 31, 2003, FCC licenses were valued at approximately $11.7 billion. FCC licenses were recorded as intangible assets with indefinite lives and were not subject to amortization.

4) SEVERANCE AND OTHER CHARGES

        In the second quarter of 2004, the Company recorded severance charges of $56.2 million, $33.8 million net of tax, or $.02 per diluted share, due to management changes. The severance charges were recorded in selling, general and administrative expenses in the respective segments: Television $10.4 million, Entertainment $10.4 million and Corporate $35.4 million

        During the third quarter of 2004, Cable Networks recorded a decrease of $9.7 million to restructuring reserves due to a change in estimate for a 2001 charge at MTV Networks ("MTVN"). In the second quarter of 2003, restructuring charges of $26.4 million were recorded at Cable Networks. These charges principally reflected $17.7 million of severance liabilities resulting from the acquisition of the remaining 50% of Comedy Central that the Company did not own and organizational changes at Showtime Networks Inc. Also included in this total was $8.4 million for additional lease termination costs for MTVN due to a change in the initial estimate for its 2001 charge. The restructuring charges were reflected in the Consolidated Statement of Operations as part of selling, general and administrative expenses for $23.4 million and operating expenses for $3.0 million for the year ended December 31, 2003. In 2004, MTVN revised its initial estimate of severance liabilities for the acquisition of Comedy Central by $1.6 million. Severance payments will continue through 2005 since certain employees will be paid out over the terms of their employment contracts.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

4) SEVERANCE AND OTHER CHARGES —(Continued)

        The following table summarizes the 2004 activity for the Cable Networks restructuring charges discussed above:

At December 31, 2003	$27.2
Severance payments	(7.6)
Lease payments	(3.7)
Revision to initial estimate	(8.1)

At December 31, 2004	$7.8

5) ACQUISITIONS

        In August 2004, the Company acquired 75.8% of VIVA Media AG for $306.9 million. Pursuant to a tender offer, the Company subsequently purchased additional shares of VIVA Media AG, raising the Company's total ownership to 97.8% for a total purchase price of $393.6 million. VIVA Media AG's results have been included as part of Cable Networks since the date of acquisition. The allocation of the purchase price is pending a final evaluation of the fair value of VIVA Media AG's assets acquired and liabilities assumed.

        On December 30, 2004 the Company acquired a 10% interest in Spanish Broadcasting System, Inc., in exchange for a San Francisco radio station. In addition to the 10% interest, the Company received warrants that would allow the Company to increase its equity stake by an additional 5%.

        On May 22, 2003, the Company acquired the remaining 50% interest in Comedy Central that it did not own for $1.2 billion in cash. Comedy Central's results have been consolidated as part of Cable Networks, effective from the date of acquisition. The excess purchase price over the fair value of the tangible and identifiable intangible net assets acquired of approximately $1.0 billion was allocated to goodwill and other intangibles. The final allocation of the purchase price was based on comprehensive evaluations of the fair value of Comedy Central's assets acquired and liabilities assumed.

        On May 15, 2002, the Company acquired the assets of KCAL-TV Los Angeles for approximately $650 million. During 2002, the Company also acquired the remaining 50% interest in Noggin, the 24-hour digital network for kids that it did not already own for approximately $100 million.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

6) INVENTORY

At December 31,	2004	2003

Theatrical:
Released (including acquired film libraries)	$682.9	$629.4
Completed, not released	66.0	60.4
In process and other	361.1	399.9
Television:
Released (including acquired film libraries)	681.8	845.0
In process and other	98.4	76.9
Program rights	3,377.1	3,051.8
Merchandise inventory	76.2	54.9
Publishing, primarily finished goods	65.6	64.2
Other	53.6	57.4

Total Inventory	5,462.7	5,239.9
Less current portion	996.7	1,003.7

Total Non-Current Inventory	$4,466.0	$4,236.2

7) INVESTMENTS IN AFFILIATED COMPANIES

        The Company accounts for its investments in affiliated companies over which the Company has significant influence or ownership of more than 20% but less than or equal to 50%, under the equity method. Such investments principally include but are not limited to the Company's interest in United International Pictures (50% owned), Nickelodeon U.K. (50% owned), MTV Brazil (30% owned), MTV Russia (49% owned), MTV Japan (36% owned), WF Cinema Holding L.P. (50% owned), Grauman's Theatres LLC (50% owned), Quetzal (34% owned) and MarketWatch.com, Inc. (22% owned). Additionally, the Company owns approximately 17% in Westwood One, Inc. ("Westwood One"), which is treated as an equity investment. Certain employees of Infinity serve as officers of Westwood One resulting in significant influence over its operations.

        For equity investments, a difference typically exists between the initial investment and the proportionate share in the underlying net assets of the investee. The unamortized difference was $83.8 million and $92.8 million at December 31, 2004 and 2003, respectively.

        At December 31, 2004 and 2003, the Company's equity investments included two publicly traded companies: MarketWatch.com, Inc., and Westwood One. At December 31, 2003, the Company's equity investments also included a 40% interest in SportsLine.com, Inc. ("SportsLine.com"). During the fourth quarter of 2004, the Company acquired the remaining interest in SportsLine.com that it did not own for $67.7 million including Sportsline.com's outstanding debt. SportsLine.com's results have been consolidated as part of the Television segment effective from the date of acquisition. Based upon quoted market prices at December 31, 2004 and December 31, 2003, respectively, the aggregate market value of these investments was approximately $532.3 million and $617.4 million which exceeded the total carrying value on the Consolidated Balance Sheet.

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

promotion time is non-cash and is recorded as deferred revenue at an amount equal to the fair value of the advertising and promotion time to be provided. The related 2004 and 2003 deferred revenue balance of $9.9 million and $13.7 million, respectively, is presented as "Deferred income" and "Other liabilities" in the Consolidated Balance Sheets. Deferred revenue is relieved and barter revenue is recognized as the related advertising and promotion time is delivered. Barter revenue of $22.5 million and $33.1 million has been recognized for 2004 and 2003, respectively.

        At December 31, 2004 and 2003, respectively, the Company had $93.2 million and $10.8 million of cost investments that are included as a component of "Other assets" in the Consolidated Balance Sheets. The 2004 mark-to-market adjustments in fair value for the publicly traded cost investments were $1.3 million, net of tax and were recorded as a decrease in accumulated other comprehensive loss.

Related Parties

        National Amusements, Inc. ("NAI") is a closely held corporation that beneficially owned Class A Common Stock of the Company representing approximately 71% of the voting power of all classes of the Company's Common Stock, and approximately 12% of the Company's Class A Common Stock and Class B Common Stock on a combined basis at December 31, 2004. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board of Directors and Chief Executive Officer of the Company. On October 28, 2004, the Company entered into an agreement (the "NAIRI Agreement") with NAI and NAIRI, Inc. ("NAIRI"), a wholly-owned subsidiary of NAI, pursuant to which the Company agreed to buy, and NAI and NAIRI agreed to sell, a number of shares of Viacom Class B Common Stock each month such that the ownership percentage of Viacom Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of purchases of shares of Viacom Common Stock under the Company's $8.0 billion stock purchase program announced in October 2004. Pursuant to this agreement, Viacom recorded the purchase of 6.3 million shares of Viacom Class B Common Stock from NAIRI for $226.6 million in 2004.

        NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount Pictures. During the years ended December 31, 2004, 2003 and 2002, NAI made payments to Paramount Pictures in the aggregate amounts of approximately $11.2 million, $9.6 million and $12.3 million, respectively.

        NAI and Mr. Redstone owned in the aggregate approximately 75% of the common stock of Midway Games Inc. ("Midway") as of December 31, 2004. Midway places advertisements on various of the Company's cable networks from time to time. During the years ended December 31, 2004, 2003 and 2002, transactions with Midway totaled approximately $5.5 million, $1.4 million and $2.0 million, respectively.

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

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

7) INVESTMENTS IN AFFILIATED COMPANIES —(Continued)

Revenues from these arrangements were approximately $86.9 million, $85.5 million and $127.7 million in 2004, 2003 and 2002, respectively.

        The Company, through the normal course of business, is involved in transactions with other affiliated companies that have not been material in any of the periods presented.

8) BANK FINANCING AND DEBT

        Long-term debt consists of the following (a):

At December 31,	2004	2003

Notes payable to banks	$5.9	$107.2
Commercial paper	—	20.0
7.15% Senior Notes due 2005	500.0	499.6
7.75% Senior Notes due 2005	952.5	980.2
6.40% Senior Notes due 2006	800.6	802.2
5.625% Senior Notes due 2007	725.0	750.9
7.70% Senior Notes due 2010	1,666.9	1,669.9
6.625% Senior Notes due 2011	995.5	994.7
8.625% Debentures due 2012	248.7	248.6
5.625% Senior Notes due 2012	599.3	599.2
8.875% Notes due 2014	101.8	101.9
7.625% Senior Debentures due 2016	199.2	199.1
4.625% Senior Notes due 2018	288.6	284.0
7.875% Debentures due 2023	229.0	229.0
7.125% Senior Notes due 2023 (b)	52.2	52.2
7.875% Senior Debentures due 2030	1,280.5	1,281.7
5.50% Senior Debentures due 2033	446.6	446.5
7.25% Senior Notes due 2051	335.0	335.0
10.50% Senior Subordinated Notes due 2009	—	66.3
Other notes	17.9	26.0
Obligations under capital leases	471.8	387.0

Total debt	9,917.0	10,081.2
Less Blockbuster debt (Note 2)	—	219.9
Less other discontinued operations debt (Note 2)	202.0	201.7
Less current portion	65.8	51.5

Total long-term debt from continuing operations, net of current portion	$9,649.2	$9,608.1

(a)
Unless otherwise noted, the long-term debt instruments are issuances of Viacom Inc. and are guaranteed by Viacom International Inc. ("Viacom International").

(b)
Issue of CBS Broadcasting Inc., a wholly owned subsidiary of Viacom Inc., which is not guaranteed.

        The Company's total debt included, as of December 31, 2004 and December 31, 2003, respectively, (i) an aggregate unamortized premium of $35.3 million and $41.4 million and (ii) the net change in the carrying value of the debt relating to fair value swaps of $17.4 million and $48.2 million.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

8) BANK FINANCING AND DEBT —(Continued)

        For the years ended December 31, 2004 and 2003, the following debt issuances, maturities and redemptions occurred:

Debt Issuances

  May 14, 2003, $300.0 million 4.625% senior notes due 2018

  May 14, 2003, $450.0 million 5.50% senior debentures due 2033

  Interest on the above debt instruments is paid semi-annually.

Debt Maturities

  September 1, 2003, 6.875% notes, $275.0 million

  January 15, 2003, 6.75% senior notes, $333.8 million

Debt Redemptions

  July 15, 2004, all of the outstanding Go Outdoor Systems Holdings S.A 10.50% senior subordinated notes due 2009 at 105.25% of principal

  July 15, 2003, $150.0 million 7.50% senior debentures due 2023 at 103.6% of principal

        For the years ended December 31, 2004 and 2003, the Company repurchased approximately $20.0 million and $1.0 million of its debt, respectively.

        During 2004, the Company acquired SportsLine.com, which had outstanding $16.9 million 5% convertible subordinated notes due 2006. These notes were redeemed in January 2005.

        The Company's scheduled maturities of long-term debt at face value, excluding commercial paper and capital leases, outstanding at December 31, 2004 were as follows:

	2005	2006	2007	2008	2009	2010 and thereafter

Long-term debt	$1,453.1	$818.7	$700.4	$.4	$.1	$6,419.8

Viacom Credit Agreement

        As of December 31, 2004, the Company's credit facilities totaled $4.5 billion comprised of a $3.0 billion revolving facility due February 2009 and a $1.5 billion revolving facility due March 2006 (collectively, the "Credit Facilities"). The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the $3.0 billion and $1.5 billion facilities. Borrowing rates under the facilities are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments. As of December 31, 2004, the Company had unused revolving credit facilities of $4.27 billion in the aggregate.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

8) BANK FINANCING AND DEBT —(Continued)

        The facilities contain covenants, which, among other things, require that the Company maintain a minimum interest coverage ratio. At December 31, 2004, the Company was in compliance with all covenants under the Credit Facilities.

        The primary purpose of the credit facilities is to support commercial paper borrowings. At December 31, 2004, the Company had no commercial paper borrowings under its $4.5 billion commercial paper program.

        At December 31, 2004, the Company had classified as long-term debt approximately $1.38 billion of other debt scheduled to mature within the next twelve months, reflecting its intent and ability, through the existence of unused revolving credit facilities, to refinance this debt on a long-term basis.

Accounts Receivable Securitization Programs

        As of December 31, 2004 and December 31, 2003, the Company had an aggregate of $1.0 billion outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable and debt on the Company's Consolidated Balance Sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from the programs were used to reduce outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs meet certain performance ratios. As of December 31, 2004, the Company was in compliance with the required ratios under the receivable securitization programs.

9) FINANCIAL INSTRUMENTS

        The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures and certain differences related to other financial instruments that are not significant. At December 31, 2004, the carrying value of the senior debt and senior subordinated debt was $9.4 billion and the fair value, which is estimated based on quoted market prices and includes accrued interest, was $10.9 billion.

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

        The Company's interest expense is exposed to movements in short-term rates. Swap agreements may be used to modify this exposure. The Company has entered into fixed to variable rate swaps, which are designated as fair value hedges. As of December 31, 2004, if all parties were to agree, the swaps could have been terminated by a net payment by the counterparties of approximately $23.1 million.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

9) FINANCIAL INSTRUMENTS —(Continued)

        At December 31, 2004, the Company was a party to the following outstanding fair value hedges, which were fully effective.

  Interest rate swaps totaling $250 million in notional amount, which mature on June 1, 2005, receive interest at a weighted average rate of approximately 4.54% and pay interest based on three-month LIBOR in advance.

  Interest rate swaps totaling $350 million in notional amount, which mature on January 30, 2006, and (i) receive interest on $200 million at a weighted average rate of approximately 2.78% and pay interest based on three-month LIBOR in advance and (ii) receive interest on $150 million at a weighted average rate of approximately 3.57% and pay interest based on six-month LIBOR in arrears.

  Interest rate swaps totaling $700 million in notional amount, which mature on May 1, 2007, and (i) receive interest on $400 million at 5.11% and pay interest based on three-month LIBOR in advance and (ii) receive interest on $300 million at a weighted average rate of approximately 5.35% and pay interest based on three-month LIBOR in arrears.

  Interest rate swaps totaling $300 million in notional amount, which mature on May 15, 2018, receive interest at a weighted average rate of approximately 4.55% and pay interest based on three-month LIBOR in advance.

        At December 31, 2004, the Company did not have any interest rate cash flow hedges outstanding.

        At December 31, 2004, the notional value of all foreign exchange contracts was $633.0 million, of which $82.9 million related to the hedging of future production costs and $157.2 million related to the hedging of a net investment in a foreign operation. The remaining $392.9 million represents hedges of underlying foreign currency balances, expected foreign currency net cash flows and investment hedges. At December 31, 2003, the notional value of all foreign exchange contracts was $296.9 million, of which $12.0 million related to the hedging of future production costs. The remaining $284.9 million represented hedges of underlying foreign currency balances, expected foreign currency net cash flows and investment hedges.

        The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2004, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

10) STOCKHOLDERS' EQUITY

        Stock Purchase Program—On October 28, 2004, the Company announced a new stock purchase program under which the Company is authorized to acquire from time to time up to $8.0 billion in Viacom Class A Common Stock and non-voting Class B Common Stock. The program succeeded and replaced the Company's $3.0 billion stock purchase program announced in 2002. NAIRI and NAI, each closely held corporations controlled by Sumner M. Redstone, Chairman of the Board of Directors and Chief Executive

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

10) STOCKHOLDERS' EQUITY —(Continued)

Officer of the Company, have entered into an agreement with the Company to participate in the program on a pro-rata basis. The agreement, which has been approved by an independent committee of Viacom directors, will prevent the buyback from increasing NAIRI's economic interest in Viacom. NAI, through its wholly owned subsidiary, NAIRI, beneficially owns Viacom's Class A Common Stock representing approximately 71% of the voting power of all classes of the Company's Common Stock and approximately 12% of Viacom's Class A and Class B Common Stock on a combined basis at December 31, 2004 (See Note 7).

        Under its stock purchase programs, the Company purchased shares of its Class B Common Stock for each of the years as follows: 68.4 million shares for $2.5 billion (2004), 23.6 million shares for $981.4 million (2003) and 27.8 million shares for $1.2 billion (2002).

        During the first three quarters of 2004, Viacom declared a quarterly cash dividend of $.06 per share on Viacom Class A and Class B Common Stock. During the fourth quarter of 2004, the Company declared a quarterly cash dividend of $.07 per share on Viacom Class A and Class B Common Stock. During the third and fourth quarters of 2003, Viacom declared a quarterly cash dividend of $.06 per share.

        Conversion Rights—Holders of Viacom Class A Common Stock have the right to convert their shares to Class B Common Stock at any time. Conversions of Class A shares into B shares for the years ended December 31, 2004, 2003 and 2002 were .3 million, 3.6 million and 1.5 million shares, respectively.

        Long-Term Incentive Plans—The Company has Long-Term Incentive Plans (the "Plans") under which options were issued: the Viacom Long-Term Management Incentive Plans (the "Viacom Plans"), the Infinity Long-Term Incentive Plans (the "Infinity Plans") and the CBS Long-Term Incentive Plans (the "CBS Plans"). Options under the Infinity Plans and CBS Plans generally vest over a three-year period and expire ten years from the date of grant. These converted options still maintain their original terms and conditions. Warrants to purchase 135,420 shares of Viacom Class B Common Stock were outstanding at December 31, 2004. The warrants, which were assumed in the Viacom/CBS merger, have no expiration date and an exercise price of zero.

        Viacom Plans—The purpose of the Viacom Plans is to benefit and advance the interests of the Company by rewarding certain employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future. The Viacom Plans provide for awards of stock options, stock appreciation rights, restricted and unrestricted shares, restricted share units, phantom shares, dividend equivalents, performance awards and other equity-related awards and cash payments. The stock options generally vest over a three-to five-year period from the date of grant and expire ten years after the date of grant. The Company has reserved a total of 162,555,244 shares of Viacom Inc. Class B Common Stock for future exercise of stock options and warrants outstanding as of December 31, 2004.

        The stock options available for future grant under the Viacom Plans were as follows:

At December 31, 2002	67,879,728
At December 31, 2003	36,023,644
At December 31, 2004	137,972,312

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

10) STOCKHOLDERS' EQUITY —(Continued)

        The weighted-average fair value of each option as of the grant date was $17.95, $18.49 and $20.04 in 2004, 2003 and 2002, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002

Expected dividend yield (a)	.61%	.55%	—
Expected stock price volatility	38.88%	39.54%	37.03%
Risk-free interest rate	4.09%	3.58%	5.00%
Expected life of options (years)	7.3	6.8	6.7

  (a)
  The Company did not declare any cash dividends on its common stock for 2002.

        The following table summarizes the Company's stock activity under the Viacom Plans:

	Options Outstanding	Weighted-Average Exercise Price

Balance at December 31, 2001	137,483,371	$34.20

Granted	22,452,148	42.24
Exercised	(17,561,361)	17.91
Canceled	(3,988,896)	49.63

Balance at December 31, 2002	138,385,262	37.13

Granted	23,759,956	39.57
Exercised	(11,170,461)	22.01
Canceled	(3,565,898)	45.35

Balance at December 31, 2003	147,408,859	38.47

Granted	28,295,741	39.32
Exercised	(6,738,220)	17.74
Canceled	(6,546,556)	43.67

Balance at December 31, 2004	162,419,824	$39.27

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

10) STOCKHOLDERS' EQUITY —(Continued)

        The following table summarizes information concerning outstanding and exercisable stock options under the Plans at December 31, 2004:

	Outstanding			Exercisable
Range of Exercise Price	Number of Options	Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted-Average Exercise Price

$ 2 to 9.99	1,118,554.55		$5.87	1,118,554	$5.87
10 to 19.99	14,822,686	1.85	$16.26	14,822,686	$16.26
20 to 29.99	13,470,699	1.72	$23.11	13,470,699	$23.11
30 to 39.99	53,275,905	6.79	$37.09	26,351,597	$35.49
40 to 49.99	45,262,483	6.73	$42.38	21,701,485	$43.21
50 to 59.99	33,460,277	5.20	$55.47	29,074,253	$55.56
60 to 69.99	548,420	5.44	$66.89	548,420	$66.89
70.00	460,800	5.48	$70.00	460,800	$70.00

	162,419,824			107,548,494

        Stock options exercisable at year end were as follows:

December 31, 2002	83,730,249
December 31, 2003	93,495,428
December 31, 2004	107,548,494

11) INCOME TAXES

      U.S. and foreign earnings (losses) before income taxes are as follows:

Year Ended December 31,	2004	2003	2002

United States	$(14,055.8)	$3,497.0	$3,099.5
Foreign	400.8	242.4	321.4

Total	$(13,655.0)	$3,739.4	$3,420.9

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

11) INCOME TAXES —(Continued)

        Components of the provision for income taxes on earnings (losses) before income taxes are as follows:

Year Ended December 31,	2004	2003	2002

Current:
Federal	$862.7	$692.8	$482.6
State and local	190.0	195.6	261.2
Foreign	71.8	67.5	43.0

	1,124.5	955.9	786.8
Deferred	254.1	541.1	551.5

Provision for income taxes	$1,378.6	$1,497.0	$1,338.3

        The equity losses of affiliated companies are shown net of tax on the Company's Consolidated Statements of Operations. The tax (provision) benefit relating to losses from equity investments in 2004, 2003, and 2002 were ($19.1) million, ($27.0) million, and ($14.2) million, respectively, which represented an effective tax rate of (1,100.1%), 100.8%, and (64.9%), respectively.

        The 2004 cumulative effect of accounting change of $1,312.4 million was net of tax benefit of $871.3 million. For 2003 the cumulative effect of accounting change of $18.5 million was presented net of a tax benefit of $11.5 million and net of minority interest. The 2002 cumulative effect of accounting change of $1.5 billion was net of minority interest and reflected no tax benefit.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

11)    INCOME TAXES —(Continued)

        In 2004 and 2003, respectively, $50.7 million and $77.1 million of income tax benefit was recorded as a component of stockholders' equity as a result of exercised stock options.

        The difference between income taxes as expected at the U.S. federal statutory income tax rate of 35% and income taxes provided on earnings are summarized as follows:

Year Ended December 31,	2004	2003	2002

Taxes on income at U.S. federal statutory rate	$(4,779.2)	$1,308.7	$1,197.3
State and local taxes, net of federal tax benefit	(661.8)	163.8	197.6
Effect of foreign operations	(87.3)	(25.3)	(147.4)
Impairment charge	7,066.3	—	—
Audit settlements	(205.4)	—	—
Realization of additional stock basis	(31.0)	—	—
Other, net	77.0	49.8	90.8

Total income taxes	$1,378.6	$1,497.0	$1,338.3

        The following is a summary of the components of the deferred tax accounts:

Year Ended December 31,	2004	2003

Deferred tax assets:
Provision for expense and losses	$1,847.9	$1,109.1
Postretirement and other employee benefits	924.5	827.7
Tax credit and loss carryforwards	260.3	138.4
Other	156.9	212.2

Total deferred tax assets	3,189.6	2,287.4
Valuation allowance	(208.4)	(57.8)

Net deferred tax assets	$2,981.2	$2,229.6

Deferred tax liabilities:
Property, equipment and intangible assets	$(4,122.9)	$(2,381.6)
Lease portfolio	(240.4)	(264.4)

Total deferred tax liabilities	$(4,363.3)	$(2,646.0)

Deferred tax liabilities, net	$(1,382.1)	$(416.4)

        At December 31, 2004 and 2003, respectively, the Company had net current deferred tax assets of $215.0 million and $69.0 million. At December 31, 2004 and 2003, respectively, the Company had non-current deferred income tax liabilities of $1,597.1 million and $485.4 million. In 2004, deferred tax liabilities increased principally as a result of the recognition of the deferred tax impact associated with certain identifiable intangible assets. The Company included in "Other liabilities of discontinued operations" in 2004 and 2003, respectively, non-current deferred income tax liabilities of $240.4 million and $264.4 million, for its retained liabilities of discontinued business.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

11)    INCOME TAXES —(Continued)

        At December 31, 2004, the Company had net operating loss carryforwards for federal, state and local and foreign jurisdiction of approximately $518.7 million, which expire in various years from 2005 through 2019, and capital loss carryforwards of $193.8 million which expire in 2009.

        The 2004 and 2003 deferred tax assets were reduced by a valuation allowance of $208.4 million and $57.8 million, respectively, principally relating to tax benefits of net operating losses which are not expected to be realized.

        The Company's share of the undistributed earnings of foreign subsidiaries not included in its consolidated federal income tax return that could be subject to additional income taxes if remitted was approximately $2.3 billion at December 31, 2004 and $2.0 billion at December 31, 2003. No provision has been recorded for the U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to distribute only the portion of such earnings which would be offset by U.S. foreign tax credits, and intends to reinvest the remainder outside the U.S. indefinitely, and for this portion it is not practicable to estimate the amount of such deferred taxes.

        The IRS is currently examining the years 2000 through 2003. In addition, the Company is responsible for the federal income tax audits of several of its subsidiaries for periods prior to their acquisition by Viacom. The Company believes that adequate provision has been made for income taxes for all periods through December 31, 2004.

12)    PENSION AND OTHER POSTRETIREMENT BENEFITS

        The Company and certain of its subsidiaries have principally non-contributory pension plans covering specific groups of employees. The benefits for certain plans are based primarily on an employee's years of service and average pay near retirement. Benefits under other plans are based primarily on an employee's pay for each year that the employee participates in the plan. Participating employees are vested in the plans after five years of service. The Company's policy for all pension plans is to fund amounts in accordance with the Employee Retirement Income Security Act of 1974, the Internal Revenue code of 1986 and the applicable rules and regulations. Plan assets consist principally of equity securities, marketable bonds and U.S. government securities. The Company's Class B Common Stock represents approximately 2.3% and 4.8% of the plan assets' fair values at December 31, 2004 and 2003, respectively.

        In addition, the Company sponsors health and welfare plans that provide certain postretirement health care and life insurance benefits to retired employees and their covered dependents. Retiring employees are eligible for these benefits if they meet certain age and service requirements at the time of their retirement. Most of the plans are contributory and contain cost-sharing features such as deductibles and coinsurance which are adjusted annually. Claims are paid either through certain trusts funded by the Company or by the Company's own funds.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

12)    PENSION AND OTHER POSTRETIREMENT BENEFITS —(Continued)

        The Company uses a December 31 measurement date for all pension and other postretirement benefit plans. The following table sets forth the change in benefit obligation for the Company's benefit plans:

	Pension Benefits		Postretirement Benefits
At December 31,	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation, beginning of year	$5,693.2	$5,577.0	$1,250.6	$1,291.9
Service cost	62.5	58.2	2.9	2.6
Interest cost	324.9	345.6	72.1	80.3
Actuarial loss/(gain)	262.4	191.3	12.4	(32.5)
Benefits paid	(492.8)	(521.3)	(93.1)	(103.9)
Business combinations	8.0	3.9	—	—
Participants' contributions	.2	.2	14.5	10.2
Amendments	—	—	—	2.0
Cumulative translation adjustments	18.7	38.3	—	—

Benefit obligation, end of year	$5,877.1	$5,693.2	$1,259.4	$1,250.6

        The following table sets forth the change in plan assets for the Company's benefit plans:

	Pension Benefits		Postretirement Benefits
At December 31,	2004	2003	2004	2003

Change in plan assets:
Fair value of plan assets, beginning of year	$4,466.4	$4,248.9	$96.0	$32.6
Actual return on plan assets	305.8	531.8	.8	.4
Employer contributions	203.0	167.1	80.3	156.7
Benefits paid	(492.8)	(521.3)	(93.1)	(103.9)
Business combinations	5.5	1.4	—	—
Participants' contributions	.2	.2	14.5	10.2
Cumulative translation adjustments	17.2	38.3	—	—

Fair value of plan assets, end of year	$4,505.3	$4,466.4	$98.5	$96.0

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

12)    PENSION AND OTHER POSTRETIREMENT BENEFITS —(Continued)

        The accrued pension and postretirement costs recognized in the Company's Consolidated Balance Sheets were computed as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2004	2003	2004	2003

Funded status	$(1,371.8)	$(1,226.8)	$(1,160.9)	$(1,154.6)
Unrecognized transition obligation	1.2	1.5	—	—
Unrecognized prior service cost (benefit)	12.1	13.4	(4.6)	(5.4)
Unrecognized actuarial loss	1,106.6	884.0	156.9	146.5

Accrued pension liability	$(251.9)	$(327.9)	$(1,008.6)	$(1,013.5)
Amounts recognized in the Consolidated Balance Sheets:
Accrued liability	$(1,234.9)	$(1,119.0)	$(1,008.6)	$(1,013.5)
Prepaid benefits cost	17.2	17.3	—	—
Intangible assets	15.5	17.0	—	—
Accumulated other comprehensive pre-tax loss(1)	950.3	756.8	—	—

Net liability recognized	$(251.9)	$(327.9)	$(1,008.6)	$(1,013.5)

(1)
Reflects a minimum liability increase of $193.5 million in 2004 and a minimum liability decrease of $88.7 million in 2003.

        The accumulated benefit obligation for all defined pension plans was $5,710.2 million and $5,549.4 million at December 31, 2004 and 2003, respectively.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets is set forth below:

At December 31,	2004	2003

Projected benefit obligation	$5,791.2	$5,612.4
Accumulated benefit obligation	$5,630.0	$5,473.3
Fair value of plan assets	$4,400.9	$4,366.3

        Net periodic cost for the Company's pension and postretirement benefit plans consists of the following:

	Pension Benefits			Postretirement Benefits
At December 31,	2004	2003	2002	2004	2003	2002

Components of net periodic cost:
Service cost	$62.5	$58.2	$50.2	$2.9	$2.6	$2.4
Interest cost	324.9	345.6	347.6	72.1	80.3	82.2
Expected return on plan assets	(297.8)	(295.4)	(354.7)	(1.0)	(2.0)	(2.5)
Amortization of transition obligation	.2	(.6)	(.7)	—	—	—
Amortization of prior service cost	1.6	1.6	1.1	(.8)	(1.1)	(1.2)
Recognized actuarial loss (gain)	36.9	46.1	5.6	2.2	5.3	(.6)

Net periodic cost	$128.3	$155.5	$49.1	$75.4	$85.1	$80.3

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

12)    PENSION AND OTHER POSTRETIREMENT BENEFITS —(Continued)

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.7%	6.0%	5.8%	6.0%
Rate of compensation increase	3.5%	3.5%	N/A	N/A
Weighted-average assumptions used to determine net periodic cost for years ended December 31:
Discount rate	6.0%	6.5%	6.0%	6.5%
Expected long-term return on plan assets	7.0%	7.3%	2.0%	8.0%
Rate of compensation increase	3.5%	4.0%	N/A	N/A

N/A
—not applicable

        The expected long-term returns on plan assets were based upon the target asset allocation and return estimates for equity and debt securities. The expected rate of return for equities was based upon the risk-free rate plus a premium for equity securities. The expected return on debt securities was based upon an analysis of current and historical yields on portfolios of similar quality and duration.

        The following assumptions were also used in accounting for postretirement benefits:

	2004	2003

Projected health care cost trend rate for participants of age 65 and below	9.0%	8.0%
Projected health care cost trend rate for participants above age 65	10.0%	9.5%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate is achieved for participants of age 65 and below	2013	2010
Year ultimate trend rate is achieved for participants above age 65	2015	2013

        Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease

Effect on total of service and interest cost components	$3.6	$(3.3)
Effect on the accumulated postretirement benefit obligation	$61.6	$(55.4)

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

12) PENSION AND OTHER POSTRETIREMENT BENEFITS —(Continued)

        The asset allocations for the Company's retirement benefit trusts for the qualified pension benefit plans are based upon an analysis of the timing and amount of projected benefit payments, the expected returns and risk of the asset classes and the correlation of those returns. The Company's largest retirement benefit trust, which accounted for 74% of assets at December 31, 2004 is invested approximately 78% in a diversified portfolio of high quality fixed income instruments with a duration that approximates the duration of the liabilities covered by that trust. The Company's other trusts are invested approximately 57% in equity securities with the balance in fixed income securities, including cash. All equity portfolios are diversified between U.S and non-U.S. equities and include small and large capitalization equities.

        The percentage of asset allocations of the Company's pension plans at December 31, 2004 and 2003, by asset category were as follows:

Plan Assets at December 31,	2004	2003

Equity securities	31.1%	30.3%
Debt securities	61.7	64.8
Cash and other	7.2	4.9

Total	100.0%	100.0%

        At December 31, 2003, the asset allocations by asset category include only domestic pension plans.

        The percentage of asset allocations of the Company's other postretirement benefit plans at December 31, 2004 and 2003 were 95.4% in cash and 4.6% in securities.

Future Benefit Payments

        The estimated future benefit payments are as follows:

	2005	2006	2007	2008	2009	2010–2014

Pension	$496.2	$488.7	$483.0	$473.6	$466.6	$2,153.6
Postretirement	$107.9	$110.5	$112.0	$112.0	$111.3	$519.1

        The Company expects to contribute $50 million to the pension plans and $6 million to its other postretirement benefit plans in 2005.

        The Company contributes to multi-employer plans that provide pension and health and welfare benefits to certain employees under collective bargaining agreements. The contributions to these plans were $61.4 million (2004) and $57.9 million (2003). In addition, the Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $54.1 million, $48.6 million and $42.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

        Programming and talent commitments of the Company, estimated to aggregate approximately $16.1 billion as of December 31, 2004, included $10.9 billion for the acquisition of sports programming rights, $3.7 billion relating to television, radio and feature film production and acquisitions and $1.0 billion for talent contracts. A majority of such fees are payable over several years, as part of the normal course of business.

        The Company has long-term noncancelable operating lease commitments for office space and equipment, transponders, studio facilities and vehicles. The Company also enters into capital leases for satellite transponders. At December 31, 2004, future operating leases payments are estimated to aggregate $2.9 billion.

        The Company also has purchase obligations which include agreements to purchase goods or services in the future that totaled $413.2 million as of December 31, 2004.

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

        At December 31, 2004, minimum rental payments under noncancelable leases and minimum franchise payments are as follows:

	Leases		Guaranteed Minimum Franchise Payments
	Capital	Operating

2005	$98.3	$459.9	$432.6
2006	88.0	400.7	320.7
2007	85.7	349.8	166.4
2008	74.7	313.6	132.7
2009	68.7	252.0	116.2
2010 and thereafter	216.7	1,127.0	208.7

Total minimum payments	$632.1	$2,903.0	$1,377.3
Less amounts representing interest	160.3

Present value of net minimum payments	$471.8

        Future minimum operating lease payments have been reduced by future minimum sublease income of $58.0 million. Rent expense amounted to $475.8 million (2004), $439.3 million (2003) and $423.7 million (2002).

  Guarantees

        The Company follows the recognition provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

13) COMMITMENTS AND CONTINGENCIES —(Continued)

of Others" ("FIN 45") for guarantees issued or modified after December 31, 2002. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. FIN 45 also requires additional disclosures for certain guarantees.

        In the fourth quarter of 2004, the Company sold its 50% equity interest in United Cinemas International Multiplex B.V. ("UCI"), which operated movie theaters in Europe, Latin America and Asia. The Company had guaranteed UCI's debt obligations under a revolving credit facility which was repaid during the fourth quarter of 2004. The Company contributed $29.1 million toward the repayment of UCI's debt obligations under the terms of this guarantee. The Company continues to guarantee certain UCI theater leases which are secured by bank guarantees provided by the buyer. The Company's guarantee totaled approximately $177.0 million at December 31, 2004. The Company also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres LLC and guarantees certain theater leases for approximately $13.3 million. The lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of December 31, 2004 as they were provided by the Company prior to the adoption of FIN 45.

        The Company continues to remain as guarantor on certain Blockbuster store leases approximating $359 million at December 31, 2004 and secured by a $150 million letter of credit. Certain leases contain renewal options that can extend the primary lease term and remain covered by the guarantees. Blockbuster has agreed to indemnify the Company with respect to any amount paid under these guarantees. The Company recorded a liability of $53.6 million reflecting the fair value of such guarantees.

        Additionally, the Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $342.4 million at December 31, 2004 and are not recorded on the balance sheet as of December 31, 2004.

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

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

13) COMMITMENTS AND CONTINGENCIES —(Continued)

        Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2004, the Company had pending approximately 112,140 asbestos claims, as compared with approximately 112,280 as of December 31, 2003 and approximately 103,800 as of December 31, 2002. Of the claims pending as of December 31, 2004, approximately 82,370 were pending in state courts, 27,180 in federal courts and approximately 2,590 were third party claims. During 2004, the Company received approximately 16,060 new claims and closed or moved to an inactive docket approximately 16,200 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

        Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third party claims. The Company's total costs (recovery) for the years 2004 and 2003 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $58.4 million and $(8.7) million, respectively. A portion of such costs relates to claims settled in prior years. If proceeds received in 2003 from an insurance commutation were excluded from the Company's total costs in 2003, the Company's total costs after insurance recoveries and net of tax benefits would have been $56.6 million. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

        Antitrust.    In July 2002, judgment was entered in favor of the Company, Blockbuster, Paramount Home Entertainment and other major motion picture studios and their home video subsidiaries with respect to a complaint filed in the United States District Court for the Western District of Texas. The complaint included federal antitrust and California state law claims. In August 2003, the Fifth Circuit Court of Appeals affirmed the federal court judgment. The Supreme Court of the United States refused plaintiffs' petition for writ of certiorari in March 2004. In February 2003, a similar complaint that had been filed in a Los Angeles County Superior Court was also dismissed with prejudice. The plaintiffs have appealed the California state court dismissal, as well as a prior denial of class certification. As a result of the split-off of Blockbuster in 2004, any judgment in this matter adverse to the Company, Blockbuster and/or Paramount Home Entertainment will be allocated 33.33% to Blockbuster and 66.67% to the Company. The Company believes that the plaintiffs' positions in these litigations are without merit and intends to continue to vigorously defend itself in the litigations.

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

        The accounting policies of the segments are the same as those described in Note 1—Summary of Significant Accounting Policies. Intercompany revenue eliminations associated with the Entertainment, Television, Cable Networks, Radio and Outdoor segments were $206.7 million, $322.6 million, $9.1 million, $28.1 million and $23.0 million, respectively, for 2004. Operating income eliminations primarily reflect the timing of intercompany transactions from the sale of television product to Cable Networks and the sale of feature films to cable and broadcast networks. The 2003 intercompany revenue eliminations associated with the Entertainment, Television, Cable Networks, Radio and Outdoor segments were $217.5 million, $181.9 million and $68.5 million, $30.5 million and $27.7 million, respectively. The 2002 intercompany revenue eliminations were principally associated with the Entertainment, Television and Cable Networks segments and were $216.4 million, $177.4 million and $23.6 million, respectively.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

14) REPORTABLE SEGMENTS —(Continued)

Year Ended December 31,	2004	2003	2002

Revenues:
Cable Networks	$6,578.9	$5,645.5	$4,726.7
Television	8,504.6	7,761.0	7,456.8
Radio	2,096.1	2,097.6	2,121.6
Outdoor	1,880.2	1,748.3	1,633.5
Entertainment	4,055.6	4,101.3	3,680.1
Eliminations	(589.5)	(526.1)	(431.9)

Total Revenues	$22,525.9	$20,827.6	$19,186.8

Operating Income:
Cable Networks	$2,525.1	$2,172.3	$1,772.2
Television	1,547.4	1,238.1	1,177.6
Radio	(10,023.5)	975.0	1,007.6
Outdoor	(6,824.5)	207.9	218.0
Entertainment	254.0	271.4	358.3

Segment Total	(12,521.5)	4,864.7	4,533.7
Corporate expenses	(237.7)	(187.9)	(159.0)
Residual costs (a)	(113.8)	(146.5)	(67.8)
Eliminations	(96.0)	(56.7)	(66.0)

Total Operating Income (loss)	$(12,969.0)	$4,473.6	$4,240.9
Interest expense	(718.9)	(742.9)	(799.1)
Interest income	25.3	11.7	12.0
Other items, net	7.6	(3.0)	(32.9)

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	(13,655.0)	3,739.4	3,420.9
Provision for income taxes	(1,378.6)	(1,497.0)	(1,338.3)
Equity in earnings (loss) of affiliated companies, net of tax	(20.8)	.1	(37.3)
Minority interest, net of tax	(5.1)	(4.7)	(3.3)

Net earnings (loss) from continuing operations	(15,059.5)	2,237.8	2,042.0
Net earnings (loss) from discontinued operations	(1,090.3)	(802.4)	164.6

Net earnings (loss) before cumulative effect of accounting change	(16,149.8)	1,435.4	2,206.6
Cumulative effect of accounting change, net of minority interest and tax	(1,312.4)	(18.5)	(1,480.9)

Net Earnings (loss)	$(17,462.2)	$1,416.9	$725.7

(a)
Primarily includes pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

14) REPORTABLE SEGMENTS —(Continued)

Year Ended December 31,	2004	2003	2002

Depreciation and Amortization:
Cable Networks	$248.0	$195.3	$190.9
Television	148.9	151.1	140.8
Radio	29.9	27.4	30.8
Outdoor	223.1	215.9	205.6
Entertainment	137.8	129.7	120.7
Corporate	22.2	22.5	23.0

Total Depreciation and Amortization	$809.9	$741.9	$711.8

At December 31,	2004	2003

Total Assets:
Cable Networks	$14,633.1	$13,186.2
Television	24,980.7	25,648.6
Radio	14,313.6	25,256.9
Outdoor	7,262.6	14,444.3
Entertainment	6,294.7	6,278.0
Corporate	2,024.8	1,796.2
Discontinued operations	278.6	5,236.2
Eliminations	(1,785.8)	(1,620.9)

Total Assets	$68,002.3	$90,225.5

Year Ended December 31,	2004	2003	2002

Capital Expenditures:
Cable Networks	$96.0	$90.3	$95.7
Television	125.6	123.6	138.7
Radio	38.2	14.1	14.4
Outdoor	56.5	58.1	67.1
Entertainment	74.2	66.4	74.6
Corporate	24.5	5.1	6.0

Total Capital Expenditures	$415.0	$357.6	$396.5

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

14) REPORTABLE SEGMENTS —(Continued)

        Information regarding the Company's consolidated revenues by type is as follows:

	Revenues by Type
Year Ended December 31,	2004	2003	2002

Advertising sales	$13,441.6	$12,088.6	$11,228.9
Affiliate fees	2,634.8	2,407.7	2,199.0
Feature film exploitation	2,205.6	2,347.0	2,000.5
TV license fees	1,402.3	1,514.5	1,472.2
Publishing	750.7	693.4	675.9
Parks operations	409.9	375.8	374.0
Other (a)	1,681.0	1,400.6	1,236.3

Total	$22,525.9	$20,827.6	$19,186.8

  (a)
  Other primarily includes revenues from home entertainment sales from cable and broadcast networks, movie theaters and consumer products.

        Information regarding the Company's operations by geographic area is as follows:

Year Ended December 31,	2004	2003	2002

Revenues (a):
United States	$18,812.0	$17,487.9	$16,330.3
International	3,713.9	3,339.7	2,856.5

Total Revenues	$22,525.9	$20,827.6	$19,186.8

At December 31,	2004	2003

Long-lived Assets (b):
United States	$57,250.4	$79,255.2
International	2,660.7	2,684.6

Total Long-lived Assets	$59,911.1	$81,939.8

        Transactions within the Company between geographic areas are not significant.

  (a)
  Revenue classifications are based on customers' locations.

  (b)
  Reflects total assets less current assets, non-current deferred tax assets and investments in affiliated companies.

15) OTHER ITEMS, NET

        For 2004, "Other items, net" of $7.6 million principally reflected foreign exchange gains of $16.8 million and a net gain on the sale of investments of $34.5 million, partially offset by a non-cash charge of $21.7 million associated with other-than-temporary declines in the Company's investments, losses associated with securitizing trade receivables of $19.3 million and a loss of $2.7 million on the sale of radio stations.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

15) OTHER ITEMS, NET —(Continued)

        For 2003, "Other items, net" reflected a net loss of $3.0 million principally consisting of foreign exchange losses of $3.9 million, losses associated with securitizing trade receivables of $14.8 million and an aggregate loss of $5.0 million resulting from the write-down of several investments to their market value. These losses were partially offset by a net gain on the disposition of investments of $14.8 million and an insurance recoupment of $5.6 million.

        For 2002, "Other items, net" reflected a net loss of $32.9 million principally consisting of foreign exchange losses of $55.6 million, losses of $19.7 million associated with securitizing trade receivables and an aggregate loss of approximately $12.5 million resulting from the write-down of several investments to their market value. These losses were partially offset by the recovery of advertising commitments of $29.8 million, a gain of $18.8 million on the sale of a telephone kiosk advertising business and a net gain of $5.3 million from the sale of investments.

16) SUPPLEMENTAL CASH FLOW INFORMATION

Year Ended or At December 31,	2004	2003	2002

Cash paid for interest, net of amounts capitalized (a)	$636.3	$693.6	$727.6
Cash paid for income taxes (a)	$1,185.0	$933.9	$630.1
Non-cash investing and financing activities:
Equipment acquired under capitalized leases	$141.7	$64.9	$27.7
Fair value of assets acquired	$605.4	$1,370.2	$830.7
Fair value of liabilities assumed	(179.6)	(102.0)	(20.8)
Minority interest	1.9	73.4	159.7
Cash paid, net of cash acquired	(427.7)	(1,341.6)	(818.0)

Impact on stockholders' equity	$—	$—	$151.6

  (a)
  Amounts also include cash payments for discontinued operations.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

17) QUARTERLY FINANCIAL DATA (unaudited):

2004 (a)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter (b)(c)		Total Year

Revenues		$5,298.3		$5,446.6		$5,484.6		$6,296.4		$22,525.9
Operating income (loss)		$1,054.6		$1,370.8		$1,344.5		$(16,738.9)		$(12,969.0)
Net earnings (loss) from continuing operations		$618.4		$715.4		$722.6		$(17,115.9)		$(15,059.5)
Net earnings (loss) before cumulative effect of accounting change		$710.5		$753.8		$(487.6)		$(17,126.5)		$(16,149.8)
Net earnings (loss)		$710.5		$753.8		$(487.6)		$(18,438.9)		$(17,462.2)
Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations		$.36		$.41		$.42		$(10.21)		$(8.78)
Earnings (loss) before cumulative effect of accounting change		$.41		$.44		$(.28)		$(10.21)		$(9.42)
Net earnings (loss)		$.41		$.44		$(.28)		$(10.99)		$(10.19)
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations		$.35		$.41		$.42		$(10.21)		$(8.78)
Earnings (loss) before cumulative effect of accounting change		$.41		$.43		$(.28)		$(10.21)		$(9.42)
Net earnings (loss)		$.41		$.43		$(.28)		$(10.99)		$(10.19)
Dividends per common share (d)	$	..06	$	..06	$	..06	$	..07	$	..25
Weighted average number of common shares outstanding:
Basic		1,731.0		1,724.3		1,725.7		1,677.1		1,714.4
Diluted		1,744.5		1,736.0		1,734.8		1,677.1		1,714.4

(a)
In 2004, the exchange offer for the split-off of Blockbuster was completed and Blockbuster is presented as a discontinued operation.

(b)
As described in Note 3 to the Company's consolidated financial statements, the Company recorded a non-cash impairment charge of $18.0 billion, or $10.43 per diluted share, related to the reductions of the carrying amount of goodwill and intangibles of Radio and Outdoor to their respective estimated fair values.

(c)
As described in Note 1 to the Company's consolidated financial statements, the Company recorded a charge of $2.2 billion ($1.3 billion, net of tax) to reduce intangible balances attributable to its Television Stations' FCC licenses as a cumulative effect of accounting change.

(d)
The Company announced a quarterly cash dividend of $.06 per share on its Common Stock during the first three quarters of 2004 and $.07 per share in the fourth quarter of 2004.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

17) QUARTERLY FINANCIAL DATA (unaudited): —(Continued)

2003(a)	First Quarter	Second Quarter	Third Quarter		Fourth Quarter		Total Year

Revenues	$4,563.0	$5,055.7		$5,259.0		$5,949.9		$20,827.6
Operating income	$838.0	$1,210.3		$1,279.9		$1,145.4		$4,473.6
Net earnings from continuing operations	$392.7	$610.8		$647.9		$586.4		$2,237.8
Net earnings (loss) before cumulative effect of accounting change	$461.6	$659.6		$699.6		$(385.4)		$1,435.4
Net earnings (loss)	$443.1	$659.6		$699.6		$(385.4)		$1,416.9
Basic earnings (loss) per common share:
Net earnings from continuing operations	$.22	$.35		$.37		$.34		$1.28
Earnings (loss) before cumulative effect of accounting change	$.26	$.38		$.40		$(.22)		$.82
Net earnings (loss)	$.25	$.38		$.40		$(.22)		$.81
Diluted earnings (loss) per common share:
Net earnings from continuing operations	$.22	$.35		$.37		$.33		$1.27
Earnings before cumulative effect of accounting change	$.26	$.37		$.40		$(.22)		$.82
Net earnings (loss)	$.25	$.37		$.40		$(.22)		$.80
Dividends per common share (b)	—	—	$	..06	$	..06	$	..12
Weighted average number of common shares outstanding:
Basic	1,745.9	1,746.2		1,745.0		1,739.1		1,744.0
Diluted	1,761.1	1,765.3		1,763.2		1,753.3		1,760.7

(a)
In 2004, the exchange offer for the split-off of Blockbuster was completed and Blockbuster is presented as a discontinued operation.

(b)
The Company declared a quarterly cash dividend of $.06 per share on its common stock during the third and fourth quarters of 2003.

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

	Statement of Operations for the Year Ended December 31, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$209.5	$4,082.5	$18,439.0	$(205.1)	$22,525.9

Expenses:
Operating	87.0	1,274.3	11,312.5	(128.0)	12,545.8
Selling, general and administrative	152.1	1,099.3	2,914.0	(23.3)	4,142.1
Depreciation and amortization	5.0	100.1	704.8	—	809.9
Non-cash impairment charge	—	—	17,997.1	—	17,997.1

Total expenses	244.1	2,473.7	32,928.4	(151.3)	35,494.9

Operating income (loss)	(34.6)	1,608.8	(14,489.4)	(53.8)	(12,969.0)
Interest expense, net	(759.2)	(203.1)	268.7	—	(693.6)
Other items, net	10.0	(9.3)	146.9	(140.0)	7.6

Earnings (loss) before income taxes	(783.8)	1,396.4	(14,073.8)	(193.8)	(13,655.0)
Provision for income taxes	312.7	(553.0)	(1,138.3)	—	(1,378.6)
Equity in earnings (loss) of affiliated companies, net of tax	(16,991.1)	(73.2)	(122.7)	17,166.2	(20.8)
Minority interest, net of tax	—	.1	(5.2)	—	(5.1)

Net earnings (loss) from continuing operations	(17,462.2)	770.3	(15,340.0)	16,972.4	(15,059.5)
Net loss from discontinued operations, net of tax	—	(14.8)	(1,075.5)	—	(1,090.3)

Net earnings (loss) before cumulative effect of accounting change	(17,462.2)	755.5	(16,415.5)	16,972.4	(16,149.8)
Cumulative effect of accounting change, net of minority interest and tax	—	—	(1,312.4)	—	(1,312.4)

Net earnings (loss)	$(17,462.2)	$755.5	$(17,727.9)	$16,972.4	$(17,462.2)

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

18) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS —(Continued)

	Statement of Operations for the Year Ended December 31, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$195.4	$3,599.7	$17,189.0	$(156.5)	$20,827.6

Expenses:
Operating	84.3	1,134.3	10,802.3	(141.1)	11,879.8
Selling, general and administrative	183.8	934.2	2,637.6	(23.3)	3,732.3
Depreciation and amortization	5.3	67.5	669.1	—	741.9

Total expenses	273.4	2,136.0	14,109.0	(164.4)	16,354.0

Operating income (loss)	(78.0)	1,463.7	3,080.0	7.9	4,473.6
Interest expense, net	(729.9)	(204.2)	202.9	—	(731.2)
Other items, net	(15.5)	31.6	30.6	(49.7)	(3.0)

Earnings (loss) before income taxes	(823.4)	1,291.1	3,313.5	(41.8)	3,739.4
Provision for income taxes	328.6	(506.1)	(1,319.5)	—	(1,497.0)
Equity in earnings of affiliated companies, net of tax	1,911.7	188.3	9.2	(2,109.1)	.1
Minority interest, net of tax	—	—	(4.7)	—	(4.7)

Net earnings from continuing operations	1,416.9	973.3	1,998.5	(2,150.9)	2,237.8
Net loss from discontinued operations, net of tax	—	—	(802.4)	—	(802.4)

Net earnings before cumulative effect of accounting change	1,416.9	973.3	1,196.1	(2,150.9)	1,435.4
Cumulative effect of accounting change, net of minority interest and tax	—	(3.3)	(15.2)	—	(18.5)

Net earnings	$1,416.9	$970.0	$1,180.9	$(2,150.9)	$1,416.9

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

18) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS —(Continued)

	Statement of Operations for the Year Ended December 31, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$189.1	$3,079.9	$16,085.3	$(167.5)	$19,186.8

Expenses:
Operating	76.2	926.3	9,851.7	(118.7)	10,735.5
Selling, general and administrative	101.5	824.4	2,580.9	(8.2)	3,498.6
Depreciation and amortization	5.1	76.9	629.8	—	711.8

Total expenses	182.8	1,827.6	13,062.4	(126.9)	14,945.9

Operating income	6.3	1,252.3	3,022.9	(40.6)	4,240.9
Interest expense, net	(742.9)	(313.9)	269.7	—	(787.1)
Other items, net	(20.3)	(193.2)	181.1	(0.5)	(32.9)

Earnings (loss) before income taxes	(756.9)	745.2	3,473.7	(41.1)	3,420.9
Benefit (provision) for income taxes	295.9	(297.3)	(1,336.9)	—	(1,338.3)
Equity in earnings (loss) of affiliated companies, net of tax	1,186.7	(671.8)	(23.5)	(528.7)	(37.3)
Minority interest, net of tax	—	0.2	(3.5)	—	(3.3)

Net earnings (loss), from continuing operations before cumulative effect of accounting change	725.7	(223.7)	2,109.8	(569.8)	2,042.0
Net earnings from discontinued operations, net of tax	—	—	164.6	—	164.6

Net earnings (loss) before cumulative effect of accounting change	725.7	(223.7)	2,274.4	(569.8)	2,206.6
Cumulative effect of accounting change, net of minority interest and tax	—	—	(1,480.9)	—	(1,480.9)

Net earnings (loss)	$725.7	$(223.7)	$793.5	$(569.8)	$725.7

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

18) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS —(Continued)

	Balance Sheet at December 31, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Assets
Cash and cash equivalents	$569.2	$11.2	$347.8	$—	$928.2
Receivables, net	45.1	691.5	3,779.0	(286.3)	4,229.3
Inventory	8.2	233.8	895.2	(140.5)	996.7
Prepaid expenses and other current assets	75.4	174.3	1,044.7	(5.8)	1,288.6
Current assets of discontinued operations	50.7	—	—	—	50.7

Total current assets	748.6	1,110.8	6,066.7	(432.6)	7,493.5

Property and equipment	51.6	767.4	6,983.0	—	7,802.0
Less accumulated depreciation and amortization	10.5	407.4	2,727.0	—	3,144.9

Net property and equipment	41.1	360.0	4,256.0	—	4,657.1

Inventory	14.4	1,331.9	3,211.5	(91.8)	4,466.0
Goodwill	100.3	628.2	37,791.7	—	38,520.2
Intangibles	—	5.7	10,619.2	(1.8)	10,623.1
Investments in consolidated subsidiaries	50,737.5	13,893.7	—	(64,631.2)	—
Other assets	179.8	234.8	1,883.3	(283.4)	2,014.5
Other assets of discontinued operations	227.9	—	—	—	227.9

Total Assets	$52,049.6	$17,565.1	$63,828.4	$(65,440.8)	$68,002.3

Liabilities and Stockholders' Equity
Accounts payable	$2.5	$65.9	$521.0	$(3.9)	$585.5
Accrued expenses and other	770.0	910.1	3,332.3	(182.8)	4,829.6
Participants' share, residuals and royalties payable	—	58.3	1,341.8	(103.5)	1,296.6
Current portion of long-term debt	—	11.0	54.8	—	65.8
Current liabilities of discontinued operations	89.3	12.7	—	—	102.0

Total current liabilities	861.8	1,058.0	5,249.9	(290.2)	6,879.5

Long-term debt	9,219.4	107.2	322.6	—	9,649.2
Other liabilities	(4,476.2)	7,656.1	(664.4)	6,315.2	8,830.7
Other liabilities of discontinued operations	572.4	—	35.3	—	607.7
Minority interest	—	—	10.9	—	10.9
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	18.7	122.8	1,162.3	(1,285.1)	18.7
Additional paid-in capital	66,027.7	1,924.1	92,863.5	(94,787.6)	66,027.7
Retained earnings (deficit)	(10,809.4)	6,835.6	(13,139.4)	2,365.9	(14,747.3)
Accumulated other comprehensive income (loss)	(446.0)	(138.7)	215.5	13.2	(356.0)

	54,791.0	8,743.8	81,230.1	(93,821.8)	50,943.1
Less treasury stock, at cost	8,918.8	—	22,356.0	(22,356.0)	8,918.8

Total stockholders' equity	45,872.2	8,743.8	58,874.1	(71,465.8)	42,024.3

Total Liabilities and Stockholders' Equity	$52,049.6	$17,565.1	$63,828.4	$(65,440.8)	$68,002.3

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

18) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS —(Continued)

	Balance Sheet at December 31, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Assets
Cash and cash equivalents	$212.5	$26.8	$378.0	$—	$617.3
Receivables, net	43.6	632.9	3,721.1	(234.3)	4,163.3
Inventory	9.2	173.7	910.6	(89.8)	1,003.7
Prepaid expenses and other current assets	85.6	153.9	768.8	(37.6)	970.7
Current assets of discontinued operations	32.1	—	981.3	—	1,013.4

Total current assets	383.0	987.3	6,759.8	(361.7)	7,768.4

Property and equipment	49.3	723.8	6,733.4	—	7,506.5
Less accumulated depreciation and amortization	10.3	409.7	2,451.4	—	2,871.4

Net property and equipment	39.0	314.1	4,282.0	—	4,635.1

Inventory	17.8	1,130.2	3,179.2	(91.0)	4,236.2
Goodwill	100.3	627.5	53,717.4	—	54,445.2
Intangibles	—	4.1	12,914.4	—	12,918.5
Investments in consolidated subsidiaries	67,753.5	15,285.7	—	(83,039.2)	—
Other assets	177.5	158.6	1,911.0	(247.8)	1,999.3
Other assets of discontinued operations	344.9	—	3,877.9	—	4,222.8

Total Assets	$68,816.0	$18,507.5	$86,641.7	$(83,739.7)	$90,225.5

Liabilities and Stockholders' Equity
Accounts payable	$1.3	$42.0	$491.0	$(11.2)	$523.1
Accrued expenses and other	601.9	734.1	3,390.2	(171.4)	4,554.8
Participants' share, residuals and royalties payable	—	40.3	1,214.3	(92.4)	1,162.2
Current portion of long-term debt	—	8.7	42.8	—	51.5
Current liabilities of discontinued operations	9.9	16.3	1,276.9	—	1,303.1

Total current liabilities	613.1	841.4	6,415.2	(275.0)	7,594.7

Long-term debt	9,293.0	35.8	346.5	(67.2)	9,608.1
Other liabilities	(8,666.9)	9,572.7	1,258.3	5,896.0	8,060.1
Other liabilities of discontinued operations	367.1	—	763.5	—	1,130.6
Minority interest	—	—	627.0	—	627.0
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	22.7	122.8	1,162.3	(1,289.2)	18.6
Additional paid-in capital	65,836.2	1,924.1	92,863.5	(94,783.5)	65,840.3
Retained earnings	7,183.4	6,080.1	5,335.5	(15,457.1)	3,141.9
Accumulated other comprehensive income (loss)	(388.0)	(69.4)	98.0	8.2	(351.2)

	72,654.3	8,057.6	99,587.5	(111,649.8)	68,649.6
Less treasury stock, at cost	5,444.6	—	22,356.3	(22,356.3)	5,444.6

Total stockholders' equity	67,209.7	8,057.6	77,231.2	(89,293.5)	63,205.0

Total Liabilities and Stockholders' Equity	$68,816.0	$18,507.5	$86,641.7	$(83,739.7)	$90,225.5

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

18) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS —(Continued)

	Statement of Cash Flows for the Year Ended December 31, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(1,706.7)	$1,195.4	$4,151.9	$—	$3,640.6

Investing activities:
Acquisitions, net of cash acquired	(4.0)	(1.7)	(422.0)	—	(427.7)
Capital expenditures	—	(90.5)	(324.5)	—	(415.0)
Investments in and advances to affiliated companies	(2.0)	—	(75.7)	—	(77.7)
Special distribution received from Blockbuster	10.0	728.1	—	—	738.1
Proceeds from sale, net of transaction costs	47.9	(26.9)	44.5	—	65.5
Other, net	.1	8.3	(4.3)	—	4.1

Net cash flow provided by (used for) investing activities from continuing operations	52.0	617.3	(782.0)	—	(112.7)

Net cash flow from investing activities attributable to Blockbuster	—	—	(421.0)	—	(421.0)

Net cash flow provided by (used for) investing activities	52.0	617.3	(1,203.0)	—	(533.7)

Financing activities:
Proceeds from exercise of stock options	119.6	—	—	—	119.6
Repayments to banks, including commercial paper, net	(24.5)	—	(1.6)	—	(26.1)
Repayment of notes and debentures	(20.1)	—	(60.2)	—	(80.3)
Payment of capital lease obligations	—	(12.3)	(54.0)	—	(66.3)
Purchase of Company common stock	(2,503.3)	—	—	—	(2,503.3)
Dividends	(415.2)	—	—	—	(415.2)
Increase (decrease) in intercompany payables	4,854.9	(1,816.0)	(3,038.9)	—	—
Other, net	—	—	(8.8)	—	(8.8)

Net cash flow provided by (used for) financing activities from continuing operations	2,011.4	(1,828.3)	(3,163.5)	—	(2,980.4)

Net cash flow from financing activities attributable to Blockbuster	—	—	(49.0)	—	(49.0)

Net cash flow provided by (used for) financing activities	2,011.4	(1,828.3)	(3,212.5)	—	(3,029.4)

Net increase (decrease) in cash and cash equivalents	356.7	(15.6)	(263.6)	—	77.5
Cash and cash equivalents at beginning of year	212.5	26.8	611.4	—	850.7

Cash and cash equivalents at end of year	$569.2	$11.2	$347.8	$—	$928.2

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

18) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS —(Continued)

	Statement of Cash Flows for the Year Ended December 31, 2003
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(1,449.9)	$945.2	$4,002.1	$—	$3,497.4

Investing activities:
Acquisitions, net of cash acquired	(40.6)	(1,230.9)	(70.1)	—	(1,341.6)
Capital expenditures	—	(64.1)	(293.5)	—	(357.6)
Investments in and advances to affiliated companies	(16.7)	(.8)	(22.5)	—	(40.0)
Proceeds from sale, net of transaction costs	1.6	25.9	18.7	—	46.2
Other, net	—	11.6	(1.9)	—	9.7

Net cash flow used for investing activities from continuing operations	(55.7)	(1,258.3)	(369.3)	—	(1,683.3)

Net cash flow from investing activities attributable to Blockbuster	—	—	(179.1)	—	(179.1)

Net cash flow used for investing activities	(55.7)	(1,258.3)	(548.4)	—	(1,862.4)

Financing activities:
Proceeds from issuance of notes and debentures	735.3	—	1.2	—	736.5
Proceeds from exercise of stock options	245.2	—	—	—	245.2
Repayments to banks, including commercial paper, net	(155.8)	—	(6.3)	—	(162.1)
Repayment of notes and debentures	(609.7)	(155.4)	(.3)	—	(765.4)
Payment of capital lease obligations	—	(12.4)	(66.3)	—	(78.7)
Purchase of Company common stock	(945.1)	—	—	—	(945.1)
Dividends	(104.6)	—	—	—	(104.6)
Increase (decrease) in intercompany payables	2,315.9	459.3	(2,775.2)	—	—
Other, net	—	—	(6.0)	—	(6.0)

Net cash flow provided by (used for) financing activities from continuing operations	1,481.2	291.5	(2,852.9)	—	(1,080.2)

Net cash flow from financing activities attributable to Blockbuster	—	—	(335.5)	—	(335.5)

Net cash flow provided by (used for) financing activities	1,481.2	291.5	(3,188.4)	—	(1,415.7)

Net increase (decrease) in cash and cash equivalents	(24.4)	(21.6)	265.3	—	219.3
Cash and cash equivalents at beginning of year	236.9	48.4	346.1	—	631.4

Cash and cash equivalents at end of year	$212.5	$26.8	$611.4	$—	$850.7

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

(Tabular dollars in millions, except per share amounts)

18) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS —(Continued)

	Statement of Cash Flows for the Year Ended December 31, 2002
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(537.8)	$509.5	$3,152.7	$—	$3,124.4

Investing activities:
Acquisitions, net of cash acquired	—	(145.3)	(672.7)	—	(818.0)
Capital expenditures	—	(70.3)	(326.2)	—	(396.5)
Investments in and advances to affiliated companies	(4.8)	(1.2)	(52.8)	—	(58.8)
Proceeds from sale, net of transaction costs	3.8	6.4	60.2	—	70.4
Other, net	—	11.5	(2.0)	—	9.5

Net cash flow used for investing activities from continuing operations	(1.0)	(198.9)	(993.5)	—	(1,193.4)

Net cash flow from investing activities attributable to Blockbuster	—	—	(248.8)	—	(248.8)

Net cash flow used for investing activities	(1.0)	(198.9)	(1,242.3)	—	(1,442.2)

Financing activities:
Proceeds from issuance of notes and debentures	1,298.0	—	—	—	1,298.0
Proceeds from exercise of stock options	315.1	—	—	—	315.1
Repayments to banks, including commercial paper, net	(959.7)	—	(4.1)	—	(963.8)
Repayment of notes and debentures	(488.6)	(489.4)	(22.7)	—	(1,000.7)
Payment of capital lease obligations	—	(11.1)	(79.1)	—	(90.2)
Purchase of Company common stock	(1,139.0)	—	—	—	(1,139.0)
Increase (decrease) in intercompany payables	1,382.2	235.6	(1,617.8)	—	—
Other, net	—	—	(3.0)	—	(3.0)

Net cash flow provided by (used for) financing activities from continuing operations	408.0	(264.9)	(1,726.7)	—	(1,583.6)

Net cash flow from financing activities attributable to Blockbuster	—	—	(194.6)	—	(194.6)

Net cash flow provided by (used for) financing activities	408.0	(264.9)	(1,921.3)	—	(1,778.2)

Net increase (decrease) in cash and cash equivalents	(130.8)	45.7	(10.9)	—	(96.0)
Cash and cash equivalents at beginning of year	367.7	2.7	357.0	—	727.4

Cash and cash equivalents at end of year	$236.9	$48.4	$346.1	$—	$631.4

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        The Company's chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. No change in the Company's internal control over financial reporting occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

        Management's Statement of Responsibility For Financial Reporting is incorporated herein by reference to Item 8 on page II-31 of this report.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The information required by this item with respect to the Company's directors is contained in the Viacom Inc. Proxy Statement for the Company's 2005 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Viacom's Board of Directors," "Item 1—Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

        The information required by this item with respect to the Company's executive officers is (i) contained in the Proxy Statement under the headings "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" and (ii) included in Part I of this Form 10-K under the caption "Executive Officers of the Company," which information is incorporated herein by reference.

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

III-1

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

        (a)

    1.
    Financial Statements.

          The financial statements of the Company filed as part of this report on Form 10-K are listed on the Index on page F-1.

    2.
    Financial Statement Schedules.

          The financial statement schedule required to be filed by Item 8 of this Form 10-K is listed on the Index on page F-1.

    3.
    Exhibits.

          The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page E-1.

  (b)
  Exhibits.

          The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits is on page E-1.

IV-1

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Viacom Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIACOM INC.
By:	/s/ SUMNER M. REDSTONE Sumner M. Redstone Chairman of the Board of Directors Chief Executive Officer

Date: March 16, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Viacom Inc. and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ SUMNER M. REDSTONE Sumner M. Redstone	Chairman of the Board of Directors Chief Executive Officer	March 16, 2005
/s/ RICHARD J. BRESSLER Richard J. Bressler	Senior Executive Vice President Chief Financial Officer	March 16, 2005
/s/ SUSAN C. GORDON Susan C. Gordon	Senior Vice President Controller Chief Accounting Officer	March 16, 2005
* George S. Abrams	Director	March 16, 2005
* David R. Andelman	Director	March 16, 2005
* Joseph A. Califano, Jr.	Director	March 16, 2005
* William S. Cohen	Director	March 16, 2005
* Philippe P. Dauman	Director	March 16, 2005
* Alan C. Greenberg	Director	March 16, 2005
* Jan Leschly	Director	March 16 2005

* Charles E. Phillips, Jr.	Director	March 16, 2005
* Shari Redstone	Director	March 16, 2005
* Frederic V. Salerno	Director	March 16, 2005
* William Schwartz	Director	March 16, 2005
* Patty Stonesifer	Director	March 16, 2005
* Robert D. Walter	Director	March 16, 2005
*By:	/s/ MICHAEL D. FRICKLAS Michael D. Fricklas Attorney-in-Fact for the Directors	March 16, 2005

INDEX TO EXHIBITS
ITEM 15(b)

Exhibit No.		Description of Document
(3)		Articles of Incorporation and By-laws
	(a)	Amended and Restated Certificate of Incorporation of Viacom Inc. effective December 9, 2004 (filed herewith).
	(b)	Amended and Restated By-laws of Viacom Inc. adopted June 1, 2004 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Viacom Inc. filed June 1, 2004 (File No. 001-09553).
(4)		Instruments defining the rights of security holders, including indentures
	(a)	Specimen certificate representing Viacom Inc. Class A Common Stock (incorporated by reference to Exhibit 4(a) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553).
	(b)	Specimen certificate representing Viacom Inc. Class B Common Stock (incorporated by reference to Exhibit 4(b) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553).
	(c)	The instruments defining the rights of holders of the long-term debt securities of Viacom Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Viacom Inc. hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
(10)		Material Contracts
	(a)	Viacom Inc. 1994 Long-Term Management Incentive Plan (as amended and restated through November 1, 1996) (incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1996) (File No. 001-09553) (as amended effective October 10, 2002 by the Amendment to Viacom Stock Option Plans) (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553).*
	(b)	Viacom Inc. 1997 Long-Term Management Incentive Plan (as amended and restated through May 25, 2000) (incorporated by reference to Exhibit B to Viacom Inc.'s Proxy Statement dated June 5, 2000) (File No. 001-09553) (as amended effective October 10, 2002 by the Amendment to Viacom Stock Option Plans) (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553).*
(i) Form of Agreement for Stock Options granted under the 1997 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed March 14, 2005) (File No. 001-09553).*
(ii) Form of Notice to Executive Officers regarding Acceleration of Vesting of "Underwater" Options (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Viacom Inc. filed March 14, 2005) (File No. 001-09553).*
	(c)	Viacom Inc. 2000 Long-Term Management Incentive Plan (as amended and restated through January 31, 2001) (incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2001) (File No. 001-09553) (as amended effective October 10, 2002 by the Amendment to Viacom Stock Option Plans) (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553).*

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.	Description of Document
	(i)	Form of Certificate and Terms and Conditions for Stock Options granted under the 2000 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. filed March 14, 2005) (File No. 001-09553).*
	(ii)	Form of Notice to Executive Officers regarding Acceleration of Vesting of "Underwater" Options (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Viacom Inc. filed March 14, 2005) (File No. 001-09553).*
(d)	Viacom Inc. 2004 Long-Term Management Incentive Plan (incorporated by reference to Annex B to Viacom Inc.'s Proxy Statement dated April 15, 2004) (File No. 001-09553).*
	(i)	Form of Certificate and Terms and Conditions for Stock Options under the Viacom Inc. 2004 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Viacom Inc. filed February 1, 2005) (File No. 001-09553).*
	(ii)	Form of Certificate and Terms and Conditions for the Performance-Based Restricted Share Units under the Viacom Inc. 2004 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed February 1, 2005) (File No. 001-09553).*
	(iii)	Form of Certificate and Terms and Conditions for the Performance-Based Restricted Share Units with Time Vesting under the Viacom Inc. 2004 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. filed February 1, 2005) (File No. 001-09553).*
	(iv)	Form of Deferral Elections for Performance-Based Restricted Share Units under the Viacom Inc. 2004 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Viacom Inc. filed February 1, 2005) (File No. 001-09553).*
	(v)	Form of Deferral Elections for Performance-Based Restricted Share Units with Time Vesting under the Viacom Inc. 2004 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Viacom Inc. filed February 1, 2005) (File No. 001-09553).*
(e)	Viacom Inc. Senior Executive Short-Term Incentive Plan (as amended and restated through March 20, 2003) (incorporated by reference to Exhibit C to Viacom Inc.'s Proxy Statement dated April 21, 2003) (File No. 001-09553).*
(f)	Summary of Viacom Inc. Compensation for Outside Directors (filed herewith).*
(g)	Viacom Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of October 14, 2003) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2003) (File No. 001-09553).*
	(i)	Form of Election Form for Viacom Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Viacom Inc. filed December 15, 2004) (File No. 001-09533).*

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.	Description of Document
(h)	Viacom Inc. Retirement Income Plan for Non-Employee Directors (as amended and restated as of October 14, 2003) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2003) (File No. 001-09553).*
(i)	Viacom Inc. Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 1993) (File No. 001-09553) (as amended effective October 10, 2002 by the Amendment to Viacom Stock Option Plans) (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553).*
(j)	Viacom Inc. 1994 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit B to Viacom Inc.'s Proxy Statement dated April 28, 1995) (File No. 001-09553) (as amended effective October 10, 2002 by the Amendment to Viacom Stock Option Plans) (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553).*
(k)	Viacom Inc. 2000 Stock Option Plan for Outside Directors (as amended and restated through March 10, 2004) (incorporated by reference to Annex C to Viacom Inc.'s Proxy Statement dated April 15, 2004) (File No. 001-09553).*
(i) Form of Stock Option Certificate for Stock Option Grants under the Viacom Inc. 2000 Stock Option Plan for Outside Directors (initial grant form) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed January 27, 2005) (File No. 001-09533).*
(ii) Form of Stock Option Certificate for Stock Option Grants under the Viacom Inc. 2000 Stock Option Plan for Outside Directors (annual grant form) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. filed January 27, 2005) (File No. 001-09533).*
(l)	Amendment to Viacom Stock Option Plans referred to above in Exhibits 10(a) through 10(c), 10(i) and (10)(j) (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553).*
(m)	Viacom Excess 401(k) Plan (Effective April 1, 1984, Restated as of December 1, 1999, amended effective January 1, 2002 and August 28, 2002) (incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2003) (File No. 001-09553).*
(n)	Excess Pension Plan for Certain Employees of Viacom International Inc. restated as of January 1, 2003 (as amended October 27, 2003) (incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2003) (File No. 001-09553).*
(o)	Viacom Excess 401(k) Plan for Designated Senior Executives (as amended October 27, 2003) (incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2003) (File No. 001-09553).*
(p)	Viacom Bonus Deferral Plan for Designated Senior Executives (as amended October 27, 2003) incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2003) File No. 001-09553).*

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.	Description of Document
(q)	Employment Agreement, dated July 1, 2004, between Viacom Inc. and Sumner M. Redstone (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed July 22, 2004) (File No. 001-09553).*
(r)	Employment Agreement, dated July 1, 2004, between Viacom Inc. and Thomas E. Freston (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. filed July 22, 2004) (File No. 001-09553).*
(s)	Employment Agreement dated July 1, 2004 between Viacom Inc. and Leslie Moonves (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Viacom Inc. filed July 22, 2004) (File No. 001-09553).*
(t)	Agreement, dated March 22, 2001, between Viacom Inc. and Richard J. Bressler (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2001), as amended by a Letter Agreement dated as of January 31, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed February 11, 2005) (File No. 001-09553).*
(u)	Agreement, dated as of May 1, 2000, between Viacom Inc. and Michael D. Fricklas (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended September 30, 2000), as amended by Agreement dated April 1, 2003 (incorporated by reference to Exhibit 10(a) to the Quarterly Report of Viacom Inc. for the quarter ended March 31, 2003) (File No. 001-09553).*
(v)	Service Agreement, dated as of March 1, 1994, between George S. Abrams and Viacom Inc. (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 1994) (File No. 001-09553).*
(w)	CBS Corporation ("CBS") plans assumed by Viacom Inc. after the merger with CBS, consisting of the following:
(i) CBS 1991 Long-Term Incentive Plan (as amended as of July 28, 1999) (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q of Infinity Broadcasting Corporation for the quarter ended September 30, 1999) (File No. 001-14599).*
(ii) CBS 1993 Long-Term Incentive Plan (as amended as of July 28, 1999) (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q of Infinity Broadcasting Corporation for the quarter ended September 30, 1999) (File No. 001-14599).*
(iii) CBS Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(h) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977).*
(iv) CBS Bonus Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977).*
(v) CBS Supplemental Employee Investment Fund (as amended as of January 1, 1998 (incorporated by reference to Exhibit 10(j) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977).*
(vi) Director's Charitable Giving Program (as amended effective April 30, 1996) (incorporated by reference to Exhibit 10(g) to the Quarterly Report on Form 10-Q of CBS (f/k/a Westinghouse Electric Corporation) for the quarter ended June 30, 1996) (File No. 001-00977).*

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.	Description of Document
	(vii)	CBS Deferred Compensation and Stock Plan for Directors (as amended as of February 24, 2000) (incorporated by reference to Exhibit 10(y)(ix) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2000) (File No. 001- 09553).*
	(viii)	Advisory Director's Plan Termination Fee Deferral Terms and Conditions, Effective April 30, 1996 (As Revised Effective February 24, 2000) (incorporated by reference to Exhibit 10(y)(x) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2000) (File No. 001-09553).*
(x)	Infinity Broadcasting Corporation ("Infinity") Stock Plan for Directors assumed by Viacom Inc. after the merger with Infinity (Effective as of February 24, 2000) (incorporated by reference to Exhibit 10(aa)(ii) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553).*
(y)	Five-Year Credit Agreement, dated as of March 7, 2001, among Viacom Inc.; Viacom International Inc.; the Subsidiary Borrowers Parties thereto; the Lenders named therein; The Chase Manhattan Bank, as Administrative Agent; Salomon Smith Barney Inc., as Syndication Agent; and Bank of America, N.A. and Fleet National Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10(cc) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2000), as amended by Amendment No. 1 to Five-Year Credit Agreement dated as of March 5, 2002 (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2001) (File No. 001-09553), Amendment No. 2 to the Five-Year Credit Agreement dated as of February 28, 2003 (incorporated by reference to Exhibit 10(ee) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553) and Amendment No. 3 to the Five-Year Credit Agreement dated as of February 19, 2004 (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2003) (File No. 001-09553).
(z)	Five-Year Credit Agreement, dated as of February 19, 2004, among Viacom Inc., Viacom International Inc., the Subsidiary Borrowers Parties thereto, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A., as Co-Syndication Agent and Bank of America, N.A., Deutsche Bank Securities, Inc., and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2003) (File No. 001-09553).
(aa)	Agreement among Viacom Inc., NAIRI, Inc. and National Amusements, Inc. dated as of October 28, 2004 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended September 30, 2004) (File No. 001-09553).

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
(12)		Statement re Computations of Ratios (filed herewith).
(21)		Subsidiaries of Viacom Inc. (filed herewith).
(23)		Consents of Experts and Counsel
	(a)	Consent of PricewaterhouseCoopers LLP (filed herewith).
(24)		Powers of Attorney (filed herewith).
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

        The following consolidated financial statements and schedule of the registrant and its subsidiaries are submitted herewith as part of this report:

Reference (Page/s)
Item 15(a) (1) Financial Statements:
1.	Management's Statement of Responsibility for Financial Reporting	II-31
2.	Report of Independent Registered Public Accounting Firm	II-32
3.	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	II-34
4.	Consolidated Balance Sheets as of December 31, 2004 and 2003	II-35
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	II-36
6.	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002	II-37
7.	Notes to Consolidated Financial Statements	II-38 - II-82
Item 15(a) (2) Financial Statement Schedule:
	II. Valuation and qualifying accounts	F-2

        All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

F-1

VIACOM INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Millions of dollars)

Col. A	Col. B	Col. C			Col. D		Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period

Allowance for doubtful accounts:
Year ended December 31, 2004	$289.3	$1.4	$116.1	$11.4	$141.5		$276.7
Year ended December 31, 2003	$274.8	$6.9	$76.5	$.9	$69.8		$289.3
Year ended December 31, 2002	$269.4	$—	$108.7	$4.1	$107.4		$274.8
Valuation allowance on deferred tax assets:
Year ended December 31, 2004	$57.8	$87.6	$63.0	$—	$—		$208.4
Year ended December 31, 2003	$51.3	$—	$6.5	$—	$—		$57.8
Year ended December 31, 2002	$72.7	$—	$1.1	$—	$22.5	(1)	$51.3
Reserves for inventory obsolescence:
Year ended December 31, 2004	$78.0	$—	$19.2	$—	$12.6		$84.6
Year ended December 31, 2003	$72.1	$—	$17.1	$—	$11.2		$78.0
Year ended December 31, 2002	$54.2	$—	$23.0	$—	$5.1		$72.1

Notes:

(1)
Primarily related to the release of valuations allowances related to foreign operating leases.

F-2