Form 10-Q
period 2005-03-31
VIACOM INC
filed 2005-05-10
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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

Number of shares of common stock outstanding at April 29, 2005:

Class A Common Stock, par value $.01 per share — 131,487,492

Class B Common Stock, par value $.01 per share — 1,480,806,337

VIACOM INC.
INDEX TO FORM 10-Q

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2005 and March 31, 2004	3
	Consolidated Balance Sheets (Unaudited) at March 31, 2005 and December 31, 2004	4
	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2005 and March 31, 2004	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition.	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	39
Item 4.	Controls and Procedures.	39
	PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	40
Item 6.	Exhibits.	40

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2005		2004

Revenues		$5,576.7		$5,298.3

Expenses:
Operating		3,189.8		3,179.6
Selling, general and administrative		1,067.7		872.3
Depreciation and amortization		193.4		191.8

Total expenses		4,450.9		4,243.7

Operating income		1,125.8		1,054.6
Interest expense		(182.3)		(179.8)
Interest income		3.5		4.5
Other items, net		33.9		(10.5)

Earnings from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest		980.9		868.8
Provision for income taxes		(400.2)		(247.0)
Equity in earnings (loss) of affiliated companies, net of tax		5.9		(2.1)
Minority interest, net of tax		(1.6)		(1.3)

Net earnings from continuing operations		585.0		618.4
Earnings from discontinued operations, net of tax		—		92.1

Net earnings		$585.0		$710.5

Basic earnings per common share:
Net earnings from continuing operations		$.36		$.36
Net earnings from discontinued operations		$—		$.05
Net earnings		$.36		$.41
Diluted earnings per common share:
Net earnings from continuing operations		$.36		$.35
Net earnings from discontinued operations		$—		$.05
Net earnings		$.36		$.41
Weighted average number of common shares outstanding:
Basic		1,625.0		1,731.0
Diluted		1,635.4		1,744.5
Dividends per common share	$	..07	$	..06

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At March 31, 2005	At December 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$467.4	$928.2
Receivables, less allowances of $286.8 (2005) and $276.7 (2004)	3,836.2	4,229.3
Inventory (Note 4)	937.8	996.7
Prepaid expenses and other current assets	1,314.1	1,288.6
Current assets of discontinued operations	60.3	50.7

Total current assets	6,615.8	7,493.5

Property and equipment:
Land	756.1	754.7
Buildings	978.2	1,002.7
Capital leases	746.0	696.7
Advertising structures	1,492.7	1,492.5
Equipment and other	3,886.4	3,855.4

	7,859.4	7,802.0
Less accumulated depreciation and amortization	3,234.8	3,144.9

Net property and equipment	4,624.6	4,657.1

Inventory (Note 4)	4,575.5	4,466.0
Goodwill (Note 3)	38,342.0	38,520.2
Intangibles (Note 3)	10,621.2	10,623.1
Other assets	1,881.3	2,014.5
Other assets of discontinued operations	207.0	227.9

Total Assets	$66,867.4	$68,002.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$499.4	$585.5
Accrued compensation	344.8	663.5
Accrued expenses and other current liabilities	2,757.9	3,143.6
Participants' share, residuals and royalties payable	1,302.3	1,296.6
Program rights	1,184.9	849.6
Income taxes payable	379.1	172.9
Current portion of long-term debt (Note 5)	64.7	65.8
Current liabilities of discontinued operations	135.3	102.0

Total current liabilities	6,668.4	6,879.5

Long-term debt (Note 5)	9,845.3	9,649.2
Deferred income tax liabilities, net	1,288.6	1,356.7
Other liabilities	7,328.9	7,474.0
Other liabilities of discontinued operations	591.8	607.7
Commitments and contingencies (Note 9)
Minority interest	8.2	10.9
Stockholders' Equity:
Class A Common Stock, par value $.01 per share; 750.0 shares authorized; 133.4 (2005 and 2004) shares issued	1.3	1.3
Class B Common Stock, par value $.01 per share; 10,000.0 shares authorized; 1,741.2 (2005) and 1,737.8 (2004) shares issued	17.4	17.4
Additional paid-in capital	66,000.8	66,027.7
Accumulated deficit	(14,162.3)	(14,747.3)
Accumulated other comprehensive loss (Note 1)	(377.1)	(356.0)

	51,480.1	50,943.1
Less treasury stock, at cost; 1.9 (2005 and 2004) Class A shares; and 262.6 (2005) and 224.0 (2004) Class B shares	10,343.9	8,918.8

Total stockholders' equity	41,136.2	42,024.3

Total Liabilities and Stockholders' Equity	$66,867.4	$68,002.3

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended March 31,
	2005	2004

Operating Activities:
Net earnings	$585.0	$710.5
Less: Earnings from discontinued operations, net of tax	—	92.1

Net earnings from continuing operations	585.0	618.4
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	193.4	191.8
Equity in (earnings) loss of affiliated companies, net of tax	(5.9)	2.1
Distributions from affiliated companies	2.6	3.0
Minority interest, net of tax	1.6	1.3
Change in assets and liabilities, net of effects of acquisitions	134.6	93.1

Net cash flow provided by operating activities from continuing operations	911.3	909.7

Net cash flow provided by operating activities attributable to Blockbuster	—	18.9

Net cash flow provided by operating activities	911.3	928.6

Investing Activities:
Capital expenditures	(83.7)	(62.3)
Acquisitions, net of cash acquired	(29.4)	(25.9)
Proceeds from sale of investments	105.7	6.0
Other, net	2.4	.7

Net cash flow used for investing activities from continuing operations	(5.0)	(81.5)

Net cash flow used for investing activities attributable to Blockbuster	—	(49.2)

Net cash flow used for investing activities	(5.0)	(130.7)

Financing Activities:
Borrowings from (repayments to) banks, including commercial paper, net	206.8	(4.4)
Proceeds from exercise of stock options	56.3	28.8
Repayment of notes	(16.9)	—
Purchase of Company common stock	(1,476.2)	(426.6)
Dividends	(116.2)	(104.4)
Payment of capital lease obligations	(20.7)	(15.0)
Other, net	(.2)	(1.6)

Net cash flow used for financing activities from continuing operations	(1,367.1)	(523.2)

Net cash flow used for financing activities attributable to Blockbuster	—	(66.1)

Net cash flow used for financing activities	(1,367.1)	(589.3)

Net increase (decrease) in cash and cash equivalents	(460.8)	208.6
Cash and cash equivalents at beginning of period (includes $233.4 million (2004) of Blockbuster cash)	928.2	850.7

Cash and cash equivalents at end of period (includes $137.0 million (2004) of Blockbuster cash)	$467.4	$1,059.3

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Fair value of assets acquired	$16.7	$23.8
Fair value of liabilities settled (assumed)	12.7	(0.2)
Acquisition of minority interest	—	2.3
Cash paid, net of cash acquired	(29.4)	(25.9)

Impact on stockholders' equity	$—	$—

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions, except per share amounts)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

As a result of the completion of the exchange offer for the split-off of Blockbuster Inc. in 2004, the consolidated statements of results of operations, financial position and cash flows of the Company present Blockbuster Inc. as a discontinued operation.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. Certain previously reported amounts have been reclassified to conform with the current presentation.

Use of Estimates—The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options only in the periods in which such effect would have been dilutive. Stock options to purchase 128.2 million and 81.1 million shares of Class B Common Stock at weighted average prices of $44.51 and $48.36 were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, for the three months ended March 31, 2005 and 2004, respectively.

The table below presents a reconciliation of weighted average shares used in the calculations of basic and diluted EPS:

	Three Months Ended March 31,
	2005	2004

Weighted average shares for basic EPS	1,625.0	1,731.0
Dilutive effect of shares issuable under stock-based compensation plans	10.4	13.5

Weighted average shares for diluted EPS	1,635.4	1,744.5

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

Comprehensive Income—Total comprehensive income for the Company includes net earnings and other comprehensive income (loss) items listed in the table below.

	Three Months Ended March 31,
	2005	2004

Net earnings	$585.0	$710.5
Other comprehensive income (loss), from continuing operations, net of tax:
Cumulative translation adjustments	(33.6)	(18.7)
Net unrealized loss on securities	(.2)	—
Change in fair value of cash flow hedges	(1.5)	(.4)
Minimum pension liability adjustment	14.2	8.9
Other comprehensive income from discontinued operations, net of tax	—	1.5

Total comprehensive income	$563.9	$701.8

Additional Paid-In Capital—As of March 31, 2005, the Company recorded dividends payable of $113.6 million as a reduction to additional paid-in capital as the Company had an accumulated deficit balance at December 31, 2004.

Stock-Based Compensation—The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and, accordingly, does not recognize compensation expense for stock option grants because the Company does not issue options at exercise prices below market value at date of grant.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on grant-date fair value of the award. That cost will be recognized over the vesting period during which an employee is required to provide service in exchange for the award. On April 14, 2005, the Security and Exchange Commission issued a ruling that amended the effective date for SFAS 123R. This ruling allows companies to implement SFAS 123R at the beginning of their next fiscal year instead of the next reporting period that begins after June 15, 2005.

On March 8, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting of unvested stock options having an exercise price of $38.00 or greater granted under the Company's 2000 and 1997 Long-Term Management Incentive Plans. Stock option awards granted from 1999 through 2004 with respect to approximately 29 million shares of the Company's Class B Common Stock were subject to this acceleration which was effective as of March 8, 2005. Since these options had exercise prices in excess of the current market values and were not fully achieving their original objectives of incentive compensation and employee retention, the Company expects the acceleration to have a positive effect on employee morale, retention and perception of option value. Incremental expense of $277 million associated with the acceleration was included in the three months ended March 31, 2005 pro forma disclosure presented in the following table. The acceleration also eliminates future compensation expense the Company would otherwise recognize in its Consolidated Statements of Operations upon adoption of SFAS 123R.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

The following table reflects the effect on net earnings from continuing operations and earnings per share from continuing operations if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. These pro forma effects may not be representative of future stock compensation expense since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and the vesting of certain options was accelerated on March 8, 2005.

	Three Months Ended March 31,
	2005	2004

Net earnings from continuing operations	$585.0	$618.4
Option expense, net of tax	(334.7)	(76.2)

Net earnings from continuing operations after option expense	$250.3	$542.2

Basic earnings per share:
Net earnings from continuing operations	$.36	$.36
Net earnings from continuing operations after option expense	$.15	$.31
Diluted earnings per share:
Net earnings from continuing operations	$.36	$.35
Net earnings from continuing operations after option expense	$.15	$.31

For the three months ended March 31, 2004, if the Company had applied the fair value recognition provision of SFAS 123, an expense of $5.7 million would have been recognized in discontinued operations.

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

2) DISCONTINUED OPERATIONS

In the fourth quarter of 2004, the Company completed the exchange offer for the split-off of Blockbuster Inc. ("Blockbuster") (NYSE: BBI and BBI.B). Under the terms of the offer, Viacom accepted 27,961,165 shares of Viacom common stock in exchange for the 144 million common shares of Blockbuster that Viacom owned. Each share of Viacom Class A or Class B Common Stock accepted for exchange by Viacom was exchanged for 5.15 shares of Blockbuster common stock, consisting of 2.575 shares of Blockbuster class A common stock and 2.575 shares of Blockbuster class B common stock.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

For the three months ended March 31, 2004, Blockbuster's revenues were $1.5 billion, resulting in earnings of $92.1 million, net of minority interest of $20.1 million and taxes of $7.8 million.

3) GOODWILL AND INTANGIBLE ASSETS

The changes in the book value of goodwill, by segment, for the three months ended March 31, 2005 were as follows:

	At December 31, 2004	Acquisitions	Dispositions		Adjustments (a)	At March 31, 2005

Cable Networks	$9,346.0	$4.4	$—		$(20.1)	$9,330.3
Television	14,561.0	7.7	(84.0	)(b)	(39.6)	14,445.1
Radio	8,343.8	—	(.3)		—	8,343.5
Outdoor	4,600.1	—	—		(46.3)	4,553.8
Entertainment	1,669.3	—	—		—	1,669.3

Total	$38,520.2	$12.1	$(84.3)		$(106.0)	$38,342.0

(a)
Adjustments primarily relate to purchase price allocations for acquisitions and foreign currency translation adjustments.
(b)
Dispositions of two television stations.

The Company's intangible assets subject to amortization and related accumulated amortization were as follows:

At March 31, 2005	Gross	Accumulated Amortization	Net

Leasehold agreements	$782.6	$(287.1)	$495.5
Franchise agreements	479.8	(149.0)	330.8
Subscriber agreements	406.5	(249.0)	157.5
Other intangible assets	275.3	(100.8)	174.5

Total	$1,944.2	$(785.9)	$1,158.3

At December 31, 2004	Gross	Accumulated Amortization	Net

Leasehold agreements	$775.0	$(275.5)	$499.5
Franchise agreements	480.5	(143.8)	336.7
Subscriber agreements	406.5	(235.7)	170.8
Other intangible assets	246.6	(93.5)	153.1

Total	$1,908.6	$(748.5)	$1,160.1

Amortization expense was $38.6 million and $34.8 million for the three months ended March 31, 2005 and March 31, 2004, respectively. The Company expects its aggregate annual amortization expense for

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

existing intangible assets subject to amortization for each of the next five succeeding years to be as follows:

	2005	2006	2007	2008	2009

Amortization expense	$148.8	$144.1	$123.2	$84.1	$82.6

FCC licenses, valued at approximately $9.4 billion at March 31, 2005 and December 31, 2004, were recorded as intangible assets with indefinite lives and were not subject to amortization.

4) INVENTORY

	At March 31, 2005	At December 31, 2004

Theatrical:
Released (including acquired film libraries)	$594.1	$682.9
Completed, not released	37.5	66.0
In process and other	530.3	361.1
Television:
Released (including acquired film libraries)	621.7	681.8
In process and other	185.1	98.4
Program rights	3,342.0	3,377.1
Merchandise inventory	76.3	76.2
Publishing, primarily finished goods	70.5	65.6
Other	55.8	53.6

Total Inventory	5,513.3	5,462.7
Less current portion	937.8	996.7

Total Non-Current Inventory	$4,575.5	$4,466.0

5) BANK FINANCING AND DEBT

The following table sets forth the Company's long-term debt:

	At March 31, 2005	At December 31, 2004

Notes payable to banks	$5.4	$5.9
Commercial paper	207.4	—
Senior debt (4.625%—8.875% due 2005-2051)	9,400.0	9,421.4
Other notes	1.0	17.9
Obligations under capital leases	498.2	471.8

Total debt	10,112.0	9,917.0
Less discontinued operations debt (a)	202.0	202.0
Less current portion	64.7	65.8

Total long-term debt from continuing operations, net of current portion	$9,845.3	$9,649.2

(a)
Included in "Other liabilities of discontinued operations" on the Consolidated Balance Sheets.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

The Company's total debt includes (i) an aggregate unamortized premium of $34.5 million and $35.3 million and (ii) the increase/(decrease) in the carrying value of the debt, since inception, relating to fair value swaps of $(3.3) million and $17.4 million for the periods ended March 31, 2005 and December 31, 2004, respectively.

The senior debt of Viacom Inc. is fully and unconditionally guaranteed by its wholly owned subsidiary, Viacom International Inc. ("Viacom International"). Senior debt in the amount of $52.2 million in the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

During the first quarter of 2005, the Company called $16.9 million 5% convertible subordinated notes due 2006 at 101.4% of principal.

Viacom Credit Agreement

As of March 31, 2005, the Company's credit facilities totaled $4.5 billion comprised of a $3.0 billion revolving facility due February 2009 and a $1.5 billion revolving facility due March 2006 (collectively, the "Credit Facilities"). The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the $3.0 billion and $1.5 billion facilities. Borrowing rates under the facilities are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments. As of March 31, 2005, the Company had unused revolving credit facilities of $4.22 billion in the aggregate.

The facilities contain covenants, which among other things, require that the Company maintain a minimum interest coverage ratio. At March 31, 2005, the Company was in compliance with all covenants under the Credit Facilities.

The primary purpose of the Credit Facilities is to support commercial paper borrowings. At March 31, 2005, the Company had commercial paper borrowings of $207.4 million under its $4.5 billion commercial paper program. Borrowings under the program have maturities of less than one year.

At March 31, 2005, the Company classified $2.18 billion of commercial paper and senior notes as long-term debt, reflecting its intent and ability to refinance this debt on a long-term basis.

Accounts Receivable Securitization Programs

As of March 31, 2005, the Company had an aggregate of $1.0 billion outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from these programs were used to reduce outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs meet certain performance ratios. As of March 31, 2005, the Company was in compliance with the required ratios under the receivable securitization programs.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

6) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended March 31,	2005	2004	2005	2004

Components of net periodic cost:
Service cost	$17.3	$15.5	$.7	$.7
Interest cost	80.4	81.1	17.3	18.0
Expected return on plan assets	(75.9)	(74.3)	(.2)	(.2)
Amortization of transition obligation	.1	.1	—	—
Amortization of unrecognized prior service cost	.4	.4	(.2)	(.2)
Recognized actuarial loss	14.7	8.8	.7	.5

Net periodic cost	$37.0	$31.6	$18.3	$18.8

7) SHARE PURCHASE PROGRAM AND CASH DIVIDENDS

For the three months ended March 31, 2005, on a trade date basis, the Company purchased approximately 39.1 million shares of its Class B Common Stock for $1.4 billion under its current $8.0 billion stock purchase program. Since inception of this program in October 2004, a total of 93.7 million shares of Class B Common Stock have been purchased through March 31, 2005, for $3.4 billion, leaving $4.6 billion remaining under the program. For the three months ended March 31, 2004, the Company purchased 8.9 million shares of its Class B Common Stock for $367.0 million under its previous $3.0 billion stock purchase program.

On January 26, 2005, Viacom declared a quarterly cash dividend of $.07 per share on Viacom Class A and Class B Common Stock. The dividend was paid on April 1, 2005 to stockholders of record at the close of business on February 28, 2005. On January 1, 2005, the Company paid $116.2 million to stockholders for the $.07 per share dividend declared on October 28, 2004.

8) PROVISION FOR INCOME TAXES

For the first quarter of 2005, the Company's effective income tax rate increased to 40.8% from 28.4% in the first quarter of 2004, as the prior-year's quarter included a tax benefit of $110.6 million from the resolution of certain of the Company's income tax audits.

9) COMMITMENTS AND CONTINGENCIES

Guarantees

The Company continues to remain as guarantor on certain Blockbuster store leases approximating $359 million at December 31, 2004 and secured by a $150 million letter of credit, the cost of which is reimbursed by the Company. Certain leases contain renewal options that can extend the primary lease term and remain covered by the guarantees. Blockbuster has agreed to indemnify the Company with respect to any amount paid under these guarantees. The Company has recorded a liability of $53.6 million on its Consolidated Balance Sheets reflecting the fair value of such guarantees.

The Company continues to guarantee certain United Cinemas International Multiplex B.V. theater leases which are secured by bank guarantees provided by the buyer. The Company's guarantee totaled approximately $174.8 million at March 31, 2005. The Company also owns a 50% interest in WF

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

Cinema Holdings, L.P. and Grauman's Theatres LLC and guarantees certain theater leases for approximately $12.5 million. The lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of March 31, 2005 as they were provided by the Company prior to the adoption of FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

Additionally, the Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $382.6 million at March 31, 2005 and are not recorded on the balance sheet.

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

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2005, the Company had pending approximately 114,720 asbestos claims, as compared with approximately 112,140 as of December 31, 2004 and approximately 114,670 as of March 31, 2004. Of the claims pending as of March 31, 2005, approximately 84,960 were pending in state courts, 27,230 in federal courts and approximately 2,530 were third party claims. During the first quarter of 2005, the Company received approximately 5,630 new claims and closed or moved to an inactive docket approximately 3,050 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

10) REPORTABLE SEGMENTS

The following tables set forth the Company's financial performance by reportable operating segment. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based upon products and services. Effective January 1, 2005, the Company presents in the Cable Networks segment its theme park operations, previously included in the Entertainment segment, as the management of these operations is now directed under MTV Networks. Also effective January 1, 2005, presented in the Cable Networks segment are two international pay TV channels, previously reported in the Television segment. Prior period information has been reclassified to conform to the current presentation. The Company operates five segments: (i) Cable Networks, (ii) Television, (iii) Radio, (iv) Outdoor and (v) Entertainment.

Revenues generated between segments primarily reflect the licensing of feature films and television product to cable and broadcast networks and advertising sales. These transactions are recorded at fair market value as if the sales were to third parties and are eliminated in consolidation. For the three months ended March 31, 2005, revenue eliminations were as follows: Entertainment $36.3 million, Television $16.7 million, Radio $5.7 million, Outdoor $3.4 million and Cable Networks $(6.3) million. For the three months ended March 31, 2004, revenue eliminations were as follows: Entertainment

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

$62.0 million, Television $23.6 million, Radio $5.7 million, Outdoor $2.7 million and Cable Networks $(2.9) million.

	Three Months Ended March 31,
	2005	2004

Revenues:
Cable Networks	$1,708.3	$1,431.1
Television	2,141.2	2,256.8
Radio	462.8	455.1
Outdoor	429.1	403.3
Entertainment	891.1	843.1
Eliminations	(55.8)	(91.1)

Total Revenues	$5,576.7	$5,298.3

	Three Months Ended March 31,
	2005	2004

Operating Income:
Cable Networks	$622.5	$520.4
Television	304.4	330.8
Radio	189.5	199.2
Outdoor	16.5	13.8
Entertainment	58.5	53.4

Segment total	1,191.4	1,117.6
Corporate expenses	(49.0)	(36.5)
Residual costs (a)	(29.7)	(28.4)
Eliminations	13.1	1.9

Total Operating Income	1,125.8	1,054.6
Interest expense	(182.3)	(179.8)
Interest income	3.5	4.5
Other items, net	33.9	(10.5)

Earnings from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	980.9	868.8
Provision for income taxes	(400.2)	(247.0)
Equity in earnings (loss) of affiliated companies, net of tax	5.9	(2.1)
Minority interest, net of tax	(1.6)	(1.3)

Net earnings from continuing operations	585.0	618.4
Earnings from discontinued operations, net of tax	—	92.1

Net Earnings	$585.0	$710.5

(a)
Residual costs primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2005	2004

Depreciation and Amortization:
Cable Networks	$72.9	$72.5
Television	36.7	35.2
Radio	7.7	7.3
Outdoor	52.8	54.2
Entertainment	18.5	17.0
Corporate	4.8	5.6

Total Depreciation and Amortization	$193.4	$191.8

	At March 31, 2005	At December 31, 2004

Total Assets:
Cable Networks	$15,584.8	$15,542.4
Television	24,674.9	24,952.4
Radio	14,251.4	14,313.6
Outdoor	7,158.5	7,262.6
Entertainment	5,145.4	5,413.8
Corporate	1,825.0	2,303.4
Eliminations	(1,772.6)	(1,785.9)

Total Assets	$66,867.4	$68,002.3

	Three Months Ended March 31,
	2005	2004

Capital Expenditures:
Cable Networks	$32.3	$26.1
Television	16.1	12.2
Radio	8.5	5.0
Outdoor	13.7	11.4
Entertainment	7.0	4.6
Corporate	6.1	3.0

Total Capital Expenditures	$83.7	$62.3

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

11) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Viacom International is a wholly owned subsidiary of the Company. Viacom International has fully and unconditionally guaranteed Viacom Inc.'s debt securities (see Note 5). The following condensed consolidating financial statements present the results of operations, financial position and cash flows of Viacom Inc., Viacom International, the direct and indirect Non-Guarantor Affiliates of Viacom Inc. and Viacom International, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Statement of Operations for the Three Months Ended March 31, 2005
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$42.8	$999.4	$4,552.9	$(18.4)	$5,576.7

Expenses:
Operating	19.8	299.8	2,887.6	(17.4)	3,189.8
Selling, general and administrative	40.3	275.9	756.2	(4.7)	1,067.7
Depreciation and amortization	1.0	19.9	172.5	—	193.4

Total expenses	61.1	595.6	3,816.3	(22.1)	4,450.9

Operating income (loss)	(18.3)	403.8	736.6	3.7	1,125.8
Interest expense, net	(193.7)	(46.8)	61.7	—	(178.8)
Other items, net	57.2	11.1	(5.4)	(29.0)	33.9

Earnings (loss) from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	(154.8)	368.1	792.9	(25.3)	980.9
Benefit (provision) for income taxes	61.8	(144.6)	(317.4)	—	(400.2)
Equity in earnings of affiliated companies, net of tax	678.0	185.5	6.8	(864.4)	5.9
Minority interest, net of tax	—	—	(1.6)	—	(1.6)

Net earnings	$585.0	$409.0	$480.7	$(889.7)	$585.0

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Three Months Ended March 31, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$48.3	$864.9	$4,394.2	$(9.1)	$5,298.3

Expenses:
Operating	20.2	285.6	2,886.5	(12.7)	3,179.6
Selling, general and administrative	36.8	215.7	622.5	(2.7)	872.3
Depreciation and amortization	1.3	24.9	165.6	—	191.8

Total expenses	58.3	526.2	3,674.6	(15.4)	4,243.7

Operating income (loss)	(10.0)	338.7	719.6	6.3	1,054.6
Interest expense, net	(188.3)	(51.6)	64.6	—	(175.3)
Other items, net	(2.7)	10.8	6.3	(24.9)	(10.5)

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	(201.0)	297.9	790.5	(18.6)	868.8
Benefit (provision) for income taxes	80.2	(118.0)	(209.2)	—	(247.0)
Equity in earnings (loss) of affiliated companies, net of tax	831.3	265.7	(1.7)	(1,097.4)	(2.1)
Minority interest, net of tax	—	—	(1.3)	—	(1.3)

Net earnings from continuing operations	710.5	445.6	578.3	(1,116.0)	618.4
Net earnings from discontinued operations, net of tax	—	—	92.1	—	92.1

Net earnings	$710.5	$445.6	$670.4	$(1,116.0)	$710.5

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet at March 31, 2005
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Assets
Cash and cash equivalents	$58.8	$1.1	$407.5	$—	$467.4
Receivables, net	33.4	612.1	3,498.9	(308.2)	3,836.2
Inventory	6.2	231.0	843.9	(143.3)	937.8
Prepaid expenses and other current assets	63.0	245.4	996.6	9.1	1,314.1
Current assets of discontinued operations	60.3	—	—	—	60.3

Total current assets	221.7	1,089.6	5,746.9	(442.4)	6,615.8

Property and equipment	51.2	777.7	7,030.5	—	7,859.4
Less accumulated depreciation and amortization	11.1	424.7	2,799.0	—	3,234.8

Net property and equipment	40.1	353.0	4,231.5	—	4,624.6

Inventory	13.6	1,381.3	3,288.4	(107.8)	4,575.5
Goodwill	100.3	608.8	37,632.9	—	38,342.0
Intangibles	—	5.7	10,617.3	(1.8)	10,621.2
Investments in consolidated subsidiaries	51,416.0	14,079.6	—	(65,495.6)	—
Other assets	110.8	228.7	1,795.8	(254.0)	1,881.3
Other assets of discontinued operations	207.0	—	—	—	207.0

Total Assets	$52,109.5	$17,746.7	$63,312.8	$(66,301.6)	$66,867.4

Liabilities and Stockholders' Equity
Accounts payable	$1.4	$90.4	$422.3	$(14.7)	$499.4
Accrued expenses and other	886.9	677.3	3,298.2	(195.7)	4,666.7
Participants' share, residuals and royalties payable	—	69.0	1,341.5	(108.2)	1,302.3
Current portion of long-term debt	—	11.5	53.2	—	64.7
Current liabilities of discontinued operations	93.7	41.6	—	—	135.3

Total current liabilities	982.0	889.8	5,115.2	(318.6)	6,668.4

Long-term debt	9,405.4	103.5	336.4	—	9,845.3
Other liabilities	(3,823.1)	7,591.4	(1,494.6)	6,343.8	8,617.5
Other liabilities of discontinued operations	556.5	—	35.3	—	591.8
Minority interest	—	—	8.2	—	8.2
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	18.7	122.8	1,162.3	(1,285.1)	18.7
Additional paid-in capital	65,971.8	1,924.1	92,863.5	(94,758.6)	66,000.8
Retained earnings (accumulated deficit)	(10,224.4)	7,244.6	(12,658.7)	1,476.2	(14,162.3)
Accumulated other comprehensive income (loss)	(433.5)	(129.5)	173.0	12.9	(377.1)

	55,332.6	9,162.0	81,668.3	(94,682.8)	51,480.1
Less treasury stock, at cost	10,343.9	—	22,356.0	(22,356.0)	10,343.9

Total stockholders' equity	44,988.7	9,162.0	59,312.3	(72,326.8)	41,136.2

Total Liabilities and Stockholders' Equity	$52,109.5	$17,746.7	$63,312.8	$(66,301.6)	$66,867.4

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet at December 31, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Assets
Cash and cash equivalents	$569.2	$11.2	$347.8	$—	$928.2
Receivables, net	45.1	691.5	3,779.0	(286.3)	4,229.3
Inventory	8.2	233.8	895.2	(140.5)	996.7
Prepaid expenses and other current assets	75.4	174.3	1,044.7	(5.8)	1,288.6
Current assets of discontinued operations	50.7	—	—	—	50.7

Total current assets	748.6	1,110.8	6,066.7	(432.6)	7,493.5

Property and equipment	51.6	767.4	6,983.0	—	7,802.0
Less accumulated depreciation and amortization	10.5	407.4	2,727.0	—	3,144.9

Net property and equipment	41.1	360.0	4,256.0	—	4,657.1

Inventory	14.4	1,331.9	3,211.5	(91.8)	4,466.0
Goodwill	100.3	628.2	37,791.7	—	38,520.2
Intangibles	—	5.7	10,619.2	(1.8)	10,623.1
Investments in consolidated subsidiaries	50,737.5	13,893.7	—	(64,631.2)	—
Other assets	179.8	234.8	1,883.3	(283.4)	2,014.5
Other assets of discontinued operations	227.9	—	—	—	227.9

Total Assets	$52,049.6	$17,565.1	$63,828.4	$(65,440.8)	$68,002.3

Liabilities and Stockholders' Equity
Accounts payable	$2.5	$65.9	$521.0	$(3.9)	$585.5
Accrued expenses and other	770.0	910.1	3,332.3	(182.8)	4,829.6
Participants' share, residuals and royalties payable	—	58.3	1,341.8	(103.5)	1,296.6
Current portion of long-term debt	—	11.0	54.8	—	65.8
Current liabilities of discontinued operations	89.3	12.7	—	—	102.0

Total current liabilities	861.8	1,058.0	5,249.9	(290.2)	6,879.5

Long-term debt	9,219.4	107.2	322.6	—	9,649.2
Other liabilities	(4,476.2)	7,656.1	(664.4)	6,315.2	8,830.7
Other liabilities of discontinued operations	572.4	—	35.3	—	607.7
Minority interest	—	—	10.9	—	10.9
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	18.7	122.8	1,162.3	(1,285.1)	18.7
Additional paid-in capital	66,027.7	1,924.1	92,863.5	(94,787.6)	66,027.7
Retained earnings (accumulated deficit)	(10,809.4)	6,835.6	(13,139.4)	2,365.9	(14,747.3)
Accumulated other comprehensive income (loss)	(446.0)	(138.7)	215.5	13.2	(356.0)

	54,791.0	8,743.8	81,230.1	(93,821.8)	50,943.1
Less treasury stock, at cost	8,918.8	—	22,356.0	(22,356.0)	8,918.8

Total stockholders' equity	45,872.2	8,743.8	58,874.1	(71,465.8)	42,024.3

Total Liabilities and Stockholders' Equity	$52,049.6	$17,565.1	$63,828.4	$(65,440.8)	$68,002.3

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for the Three Months Ended March 31, 2005
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(373.1)	$97.6	$1,186.8	$—	$911.3

Investing Activities:
Capital expenditures	—	(14.8)	(68.9)	—	(83.7)
Acquisitions, net of cash acquired	—	(.2)	(29.2)	—	(29.4)
Proceeds (payments) from sale of investments	101.5	4.5	(.3)	—	105.7
Other, net	.4	(.2)	2.2	—	2.4

Net cash flow provided by (used for) investing activities from continuing operations	101.9	(10.7)	(96.2)	—	(5.0)

Net cash flow used for investing activities attributable to Blockbuster	—	—	—	—	—

Net cash flow provided by (used for) investing activities	101.9	(10.7)	(96.2)	—	(5.0)

Financing Activities:
Borrowings from (repayments to) banks, including commercial paper, net	207.2	—	(.4)	—	206.8
Proceeds from exercise of stock options	56.3	—	—	—	56.3
Repayment of notes	(16.9)	—	—	—	(16.9)
Purchase of Company common stock	(1,476.2)	—	—	—	(1,476.2)
Dividends	(116.2)	—	—	—	(116.2)
Payment of capital lease obligations	—	(6.1)	(14.6)	—	(20.7)
Increase (decrease) in intercompany payables	1,106.6	(90.9)	(1,015.7)	—	—
Other, net	—	—	(.2)	—	(.2)

Net cash flow used for financing activities from continuing operations	(239.2)	(97.0)	(1,030.9)	—	(1,367.1)

Net cash flow used for financing activities attributable to Blockbuster	—	—	—	—	—

Net cash flow used for financing activities	(239.2)	(97.0)	(1,030.9)	—	(1,367.1)

Net increase (decrease) in cash and cash equivalents	(510.4)	(10.1)	59.7	—	(460.8)
Cash and cash equivalents at beginning of period	569.2	11.2	347.8	—	928.2

Cash and cash equivalents at end of period	$58.8	$1.1	$407.5	$—	$467.4

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for the Three Months Ended March 31, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(320.7)	$281.7	$967.6	$—	$928.6

Investing Activities:
Capital expenditures	—	(10.7)	(51.6)	—	(62.3)
Acquisitions, net of cash acquired	(2.5)	(.6)	(22.8)	—	(25.9)
Proceeds from sale of investments	1.3	—	4.7	—	6.0
Other, net	(1.4)	3.9	(1.8)	—	.7

Net cash flow used for investing activities from continuing operations	(2.6)	(7.4)	(71.5)	—	(81.5)

Net cash flow used for investing activities attributable to Blockbuster	—	—	(49.2)	—	(49.2)

Net cash flow used for investing activities	(2.6)	(7.4)	(120.7)	—	(130.7)

Financing Activities:
Repayments to banks, including commercial paper, net	(4.4)	—	—	—	(4.4)
Proceeds from exercise of stock options	28.8	—	—	—	28.8
Purchase of Company common stock	(426.6)	—	—	—	(426.6)
Dividends	(104.4)	—	—	—	(104.4)
Payment of capital lease obligations	—	(2.7)	(12.3)	—	(15.0)
Increase (decrease) in intercompany payables	1,080.1	(274.4)	(805.7)	—	—
Other, net	—	.5	(2.1)	—	(1.6)

Net cash flow provided by (used for) financing activities from continuing operations	573.5	(276.6)	(820.1)	—	(523.2)

Net cash flow used for financing activities attributable to Blockbuster	—	—	(66.1)	—	(66.1)

Net cash flow provided by (used for) financing activities	573.5	(276.6)	(886.2)	—	(589.3)

Net increase (decrease) in cash and cash equivalents	250.2	(2.3)	(39.3)	—	208.6
Cash and cash equivalents at beginning of period	212.5	26.8	611.4	—	850.7

Cash and cash equivalents at end of period	$462.7	$24.5	$572.1	$—	$1,059.3

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions)

Management's discussion and analysis of the combined results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

On March 16, 2005, the Company announced that it has been exploring the possible division of its businesses into separate publicly-traded companies, one of which would highlight Viacom's high-growth businesses such as MTV Networks, and one of which would combine its leading CBS broadcast television businesses, growing outdoor business and high free cash flow operations such as radio. The Company expects to announce further details regarding the possible separation by the end of the second quarter of 2005. No assurance can be given that any transaction will be consummated.

Overview

Viacom Inc., together with its consolidated subsidiaries ("Viacom" or the "Company"), is a diversified worldwide entertainment company with operations in the following segments:

•
CABLE NETWORKS: The Cable Networks segment consists of MTV Music Television, Nickelodeon, Nick At Nite, VH1, MTV2, TV Land, Spike TV, CMT: Country Music Television, Comedy Central, MTV U, BET, BET Jazz, and Showtime among other program services. Effective January 1, 2005, Paramount Parks is reported as part of Cable Networks. Paramount Parks is principally engaged in the ownership and operation of five theme parks and a themed attraction in the U.S. and Canada. Cable Networks revenues are generated primarily from advertising sales and affiliate fees. Cable Networks contributed 31% and 27% to consolidated revenues for the three months ended March 31, 2005 and 2004, respectively.

•
TELEVISION: The Television segment consists of the CBS and UPN television networks, the Company's 40 owned broadcast television stations, and its television production and syndication business, including King World Productions and Paramount Television. Television revenues are generated primarily from advertising sales and television license fees. Television contributed 38% and 43% to consolidated revenues for the three months ended March 31, 2005 and 2004, respectively.

•
RADIO: The Radio segment owns and operates 180 radio stations in 41 U.S. markets through Infinity Radio. Radio revenues are generated primarily from advertising sales. Radio contributed 8% and 9% to consolidated revenues for the three months ended March 31, 2005 and 2004, respectively.

•
OUTDOOR: The Outdoor segment through Viacom Outdoor displays advertising on media including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks and stadium signage. Outdoor revenues are generated primarily from advertising sales. Outdoor contributed 8% to consolidated revenues for the three months ended March 31, 2005 and 2004.

•
ENTERTAINMENT: The Entertainment segment includes Paramount Pictures, which produces and distributes theatrical motion pictures; Simon & Schuster, which publishes and distributes consumer books under imprints such as Simon & Schuster, Pocket Books, Scribner and The Free Press; and movie theater and music publishing operations. Entertainment revenues are generated primarily from feature film exploitation, publishing and movie theaters. Entertainment contributed 16% to consolidated revenues for the three months ended March 31, 2005 and 2004.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Consolidated Results of Operations

Three Months Ended March 31, 2005 versus Three Months Ended March 31, 2004

Revenues

For the three months ended March 31, 2005, revenues of $5.6 billion increased $278.4 million, or 5%, from $5.3 billion primarily driven by increases in advertising revenues, affiliate fees and feature film exploitation and partially offset by a decrease in television license fees.

The table below presents the Company's consolidated revenues by type and the percentage and amount of contribution of each type of revenue to consolidated revenues, net of intercompany eliminations, for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
		Percentage of Total		Percentage of Total	Better/(Worse)
Revenues by Type	2005		2004		$	%

Advertising sales	$3,395.0	61%	$3,247.1	61%	$147.9	5%
Affiliate fees	702.5	13	637.2	12	65.3	10
Feature film exploitation	592.9	11	520.3	10	72.6	14
Television license fees	299.9	5	372.5	7	(72.6)	(19)
Publishing	158.6	3	150.3	3	8.3	6
Other	427.8	7	370.9	7	56.9	15

Total Revenues	$5,576.7	100%	$5,298.3	100%	$278.4	5%

Advertising sales for the first quarter 2005 increased $147.9 million, or 5%, to $3.4 billion reflecting growth in the Cable Networks, Outdoor and Radio segments partially offset by a decrease in the Television segment. Cable Networks advertising revenues increased 27% led by double-digit growth across all advertiser-supported cable channels. Outdoor advertising growth reflects a 6% increase in North American properties, primarily from growth in U.S. displays and 7% growth in Europe. Radio advertising revenues increased 2%. Television advertising revenues declined 4% primarily due to the absence of the Super Bowl and lower political advertising spending.

Affiliate fees for the first quarter 2005 increased $65.3 million, or 10%, to $702.5 million primarily driven by growth in subscriber volume and rate increases at the domestic cable channels.

Feature film exploitation revenues for the first quarter 2005 increased $72.6 million, or 14%, to $592.9 million primarily due to an increase in home entertainment revenues from DVD sales and an increase in worldwide theatrical revenues.

Television license fees decreased $72.6 million, or 19%, to $299.9 million for the first quarter 2005, due to the absence of license fees for Frasier and lower syndication revenues from the mix of available titles. The prior-year quarter also included the renewal of Everybody Loves Raymond by incumbent stations.

Publishing revenues increased $8.3 million, or 6%, to $158.6 million in the first quarter of 2005 primarily driven by the contributions of top selling titles.

Other revenues, which include revenues from movie theaters, theme park operations, consumer products and home entertainment from television and cable product sales, increased $56.9 million, or

Management's Discussion and Analysis of
Results of Operations and Financial Condition

15%, to $427.8 million primarily reflecting a 33% increase in home entertainment revenues to $107.6 million from $81.0 million and increased consumer products revenues at Nickelodeon.

  International Revenues

The Company generated approximately 16% of its consolidated revenues from international regions for the three months ended March 31, 2005 and 15% from international regions for the same 2004 period.

	Three Months Ended March 31,
	2005	Percentage of Total	2004	Percentage of Total

Europe	$579.8	63%	$476.1	59%
Canada	181.9	20	177.0	22
All other	155.0	17	157.6	19

Total International Revenues	$916.7	100%	$810.7	100%

The increase in European revenues reflects $44.2 million in revenues from VIVA Media AG ("VIVA"), acquired in 2004.

Operating Expenses

The table below presents the Company's consolidated operating expenses by type:

	Three Months Ended March 31,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2005		2004		$	%

Production and program	$2,169.0	68%	$2,176.1	68%	$(7.1)	—%
Distribution	333.1	10	340.8	11	(7.7)	(2)
Other	687.7	22	662.7	21	25.0	4

Total Operating Expenses	$3,189.8	100%	$3,179.6	100%	$10.2	—%

For the three months ended March 31, 2005, operating expenses remained relatively flat at $3.2 billion versus the prior year period.

Production and program expenses remained relatively flat at $2.2 billion for the first quarter of 2005 versus the comparable prior year period as 14% growth in Cable Networks and higher feature film amortization was offset by a decline at Television. The growth in Cable Networks is primarily from new programming and the inclusion of VIVA. Television decreased 9% due to lower program rights expenses for sports events at the broadcast networks and fewer network series produced in the first quarter of 2005.

Distribution costs for the first quarter of 2005 decreased $7.7 million, or 2%, to $333.1 million primarily reflecting lower feature film distribution costs for theatrical releases.

Other operating expenses increased $25.0 million, or 4%, to $687.7 million primarily reflecting 7% higher costs associated with Publishing operations, 3% higher Outdoor expenses from higher billboard lease costs and the unfavorable impact of exchange rates.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which include expenses incurred to provide back office support, occupancy, selling and marketing costs, increased $195.4 million, or 22%, to $1.1 billion for the three months ended March 31, 2005, primarily reflecting higher marketing costs, increased employee compensation and commission expenses and higher bad debt expense as the prior year included a reversal of bad debt reserves no longer required. Also contributing to the increase were additional costs from the acquisitions of VIVA and SportsLine.com, Inc. Selling, general and administrative expenses as a percentage of revenues increased to 19% in the first quarter of 2005 from 16% in the prior-year period.

Depreciation and Amortization

For the three months ended March 31, 2005, depreciation and amortization increased 1% to $193.4 million from $191.8 million in the prior-year period.

Interest Expense

For the three months ended March 31, 2005, interest expense increased 1% to $182.3 million primarily due to higher interest rates and commercial paper borrowings partially offset by lower interest on programming contracts. The Company had approximately $10.1 billion and $9.9 billion of principal amount of debt outstanding (including current maturities) as of March 31, 2005 and 2004, respectively, at weighted average interest rates of 6.6% and 6.5%, respectively.

Interest Income

For the three months ended March 31, 2005, interest income decreased $1.0 million to $3.5 million versus $4.5 million in the prior-year period.

Other Items, Net

For the three months ended March 31, 2005, Other items, net of $33.9 million principally reflected a gain of $64.6 million from the sale of Marketwatch.com, Inc. and foreign exchange gains of $3.5 million partially offset by a non-cash charge of $26.5 million associated with other-than-temporary declines in the Company's investments and losses of $7.9 million associated with securitizing trade receivables. For the three months ended March 31, 2004, Other items, net reflected a net loss of $10.5 million principally consisting of a non-cash charge of $20.1 million associated with other-than-temporary declines in the Company's investments and losses of $3.5 million associated with securitizing trade receivables partially offset by foreign exchange gains of $11.2 million and a net gain of $1.8 million on the sale of investments.

Provision for Income Taxes

The provision for income taxes represents federal, state and local and foreign income taxes on earnings before income taxes. For the first quarter of 2005, the Company's effective income tax rate increased to 40.8% from 28.4% in the first quarter of 2004, as the prior year's quarter included a tax benefit of $110.6 million from the resolution of certain of the Company's income tax audits.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Equity in Earnings (Loss) of Affiliated Companies, Net of Tax

Equity in earnings (loss) of affiliated companies, net of tax reflects the operating results of the Company's equity investments.

Minority Interest, Net of Tax

Minority interest primarily represented the minority ownership of certain theater advertising companies and international pay television companies.

Earnings from Discontinued Operations, Net of Tax

Earnings from discontinued operations, net of tax, of $92.1 million for the three months ended March 31, 2004 reflect the operating results of Blockbuster Inc. ("Blockbuster") which was split-off from the Company in 2004.

Net Earnings

The Company reported net earnings of $585.0 million for the three months ended March 31, 2005 versus net earnings of $710.5 million for the three months ended March 31, 2004. First quarter 2005 net earnings reflected 5% revenue growth and 7% operating income growth which were more than offset by the absence of a tax benefit of $110.6 million and earnings from discontinued operations, recorded in the same prior-year period.

Segment Results of Operations

The tables below present the Company's revenues, operating income and depreciation and amortization by segment, for the three months ended March 31, 2005 and 2004, respectively.

	Three Months Ended March 31,
	2005	2004

Revenues:
Cable Networks	$1,708.3	$1,431.1
Television	2,141.2	2,256.8
Radio	462.8	455.1
Outdoor	429.1	403.3
Entertainment	891.1	843.1
Eliminations	(55.8)	(91.1)

Total Revenues	$5,576.7	$5,298.3

Management's Discussion and Analysis of
Results of Operations and Financial Condition

	Three Months Ended March 31,
	2005	2004

Operating Income:
Cable Networks	$622.5	$520.4
Television	304.4	330.8
Radio	189.5	199.2
Outdoor	16.5	13.8
Entertainment	58.5	53.4
Corporate expenses	(49.0)	(36.5)
Residual costs(a)	(29.7)	(28.4)
Eliminations	13.1	1.9

Total Operating Income	$1,125.8	$1,054.6

(a)
Residual costs primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

	Three Months Ended March 31,
	2005	2004

Depreciation and Amortization:
Cable Networks	$72.9	$72.5
Television	36.7	35.2
Radio	7.7	7.3
Outdoor	52.8	54.2
Entertainment	18.5	17.0
Corporate	4.8	5.6

Total Depreciation and Amortization	$193.4	$191.8

Cable Networks (MTV Networks ("MTVN"), including MTV, Nickelodeon, Nick at Nite, VH1, MTV2, TV Land, Spike TV, CMT, Comedy Central and MTV U; Paramount Parks, BET, BET Jazz and Showtime Networks Inc.)

(Contributed 31% of consolidated revenues for the three months ended March 31, 2005 versus 27% for the prior-year period.)

	Three Months Ended March 31,
	2005	2004

Revenues	$1,708.3	$1,431.1
Operating income (OI)	$622.5	$520.4
OI as a % of revenues	36%	36%
Depreciation and amortization	$72.9	$72.5
Capital expenditures	$32.3	$26.1

Effective January 1, 2005, Cable Networks includes Paramount Parks, which had been included in the Entertainment segment, and two international pay TV channels, which had been included in the Television segment. Previous financial results have been restated to reflect these changes.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

For the three months ended March 31, 2005, Cable Networks revenues increased $277.2 million, or 19%, to $1.7 billion. Approximately 12% of Cable Networks revenues were generated from international regions in 2005 versus 9% in 2004, of which approximately 77% came from Europe. VIVA which was acquired in August 2004 contributed 3% to Cable Networks revenue growth, or $44.2 million, for the quarter.

The increase in Cable Networks revenues was principally driven by advertising revenue growth of $178.4 million, or 27%. Advertising revenues at MTVN grew 28%, primarily reflecting an increase in the number of units sold and 9% growth in average unit rates at domestic channels. BET advertising revenues increased 21% principally due to higher national sales from volume increases in the quarter. Cable Networks affiliate fees increased $59.5 million, or 9%, reflecting rate increases and subscriber growth at the domestic cable channels. Other ancillary revenues for Cable Networks increased $39.3 million, or 29%, for the quarter principally reflecting increased international licensing and syndication and higher consumer products revenues at Nickelodeon and Comedy Central. Paramount Parks, which begins full time operations during the second and third quarters, contributed $9.0 million in revenues for the three months ended March 31, 2005 versus $8.5 million for the same prior-year period.

For the three months ended March 31, 2005, Cable Networks operating income increased $102.1 million, or 20%, to $622.5 million reflecting higher revenues partially offset by increased expenses. Operating expenses, principally comprised of programming and production costs for the cable channels, increased $68.1 million, or 12%, for the quarter and selling, general and administrative expenses increased $106.5 million, or 37%. The increase in operating expenses was principally driven by higher programming costs including increases in acquired programming at the cable channels and the inclusion of VIVA. The increase in selling, general and administrative expenses reflected higher marketing and advertising expenses and the absence of prior year reversals of bad debt reserves. Cable Networks operating income margin was unchanged at 36% for both the first quarter of 2005 and 2004.

Television (CBS and UPN Television Networks and Stations; Television Production and Syndication)

(Contributed 38% of consolidated revenues for the three months ended March 31, 2005 versus 43% for the prior-year period.)

	Three Months Ended March 31,
	2005	2004

Revenues	$2,141.2	$2,256.8
Operating income (OI)	$304.4	$330.8
OI as a % of revenues	14%	15%
Depreciation and amortization	$36.7	$35.2
Capital expenditures	$16.1	$12.2

For the three months ended March 31, 2005, Television revenues decreased $115.6 million, or 5%, to $2.1 billion principally due to lower advertising revenues at the broadcast networks and the Stations group and lower television license fee revenues. CBS and UPN Networks combined advertising revenue declined 4% due primarily to the absence of the Super Bowl partially offset by a 6% increase in CBS/UPN primetime due to 5% average rate increases. The Stations group advertising revenue decreased 4% mainly due to the absence of the Super Bowl and lower political spending.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Television revenues included a decrease in television license fee revenues of 19% principally due to lower syndication revenues from the mix of available titles and the absence of licenses fees for Frasier and Hollywood Squares. The prior-year quarter also included the renewals of Everybody Loves Raymond by incumbent stations and Star Trek: Next Generation, Star Trek: Voyager and Star Trek: Deep Space Nine through an international licensing agreement. Television home entertainment revenues increased 70% due primarily to the domestic DVD release of season one of Charmed and the international release of seasons five and six of Star Trek: Voyager.

For the three months ended March 31, 2005, Television operating income decreased $26.4 million, or 8%, to $304.4 million principally due to the revenue decreases noted above. Total expenses decreased 5% primarily due to lower production and programming expenses partially offset by a 10% increase in selling, general and administrative expenses. Production and programming expenses decreased 9% primarily reflecting lower program rights for sports events and network production costs. Selling, general and administrative expenses increased primarily due to additional costs for SportsLine.com, Inc., which was acquired in December 2004, and higher advertising and promotion expenses. Operating income as a percentage of revenues was 14% in the first quarter of 2005 versus 15% in the prior year first quarter.

Radio (Radio Stations)

(Contributed 8% of consolidated revenues for the three months ended March 31, 2005 versus 9% for the prior-year period.)

	Three Months Ended March 31,
	2005	2004

Revenues	$462.8	$455.1
Operating income (OI)	$189.5	$199.2
OI as a % of revenues	41%	44%
Depreciation and amortization	$7.7	$7.3
Capital expenditures	$8.5	$5.0

Radio's revenues are generated domestically from 180 radio stations. For the three months ended March 31, 2005, Radio revenues increased $7.7 million, or 2%, to $462.8 million reflecting growth in both local and national advertising revenues. Advertising revenues increased 2% reflecting a 1% increase in average unit rate and a 2% increase in units sold. Radio receives consideration for management services provided by Westwood One, an affiliated company. Revenues from these arrangements were approximately $16.2 million and $16.6 million for the three months ended March 31, 2005 and 2004, respectively.

For the three months ended March 31, 2005, operating income decreased $9.7 million, or 5%, to $189.5 million due to higher total expenses partially offset by revenue increases noted above. Operating expenses increased $5.7 million, or 5%, due to increased programming costs. Selling, general and administrative expenses increased $11.4 million, or 8%, due to increased employee-related expenses and advertising and promotion expenses. Operating income as a percentage of revenues was 41% in the first quarter of 2005 versus 44% in the prior-year quarter.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Outdoor (Outdoor Advertising Properties)

(Contributed 8% of consolidated revenues for the three months ended March 31, 2005 and 2004.)

	Three Months Ended March 31,
	2005	2004

Revenues	$429.1	$403.3
Operating income (OI)	$16.5	$13.8
OI as a % of revenues	4%	3%
Depreciation and amortization	$52.8	$54.2
Capital expenditures	$13.7	$11.4

For the three months ended March 31, 2005, Outdoor revenues increased $25.8 million, or 6%, to $429.1 million reflecting a 6% increase in North American properties and 7% growth in Europe. North American properties reflected revenue growth in domestic displays of 18% and a 12% increase in Mexican billboard revenues. Revenues from Europe and Canada continue to benefit from favorable exchange rates. The impact of favorable foreign exchange rates across all international properties was approximately $8.3 million of revenues or two percentage points of the increase for the quarter. Approximately 47% of Outdoor's revenues were generated from international regions for the periods presented.

For the three months ended March 31, 2005, operating income increased $2.7 million, or 20%, to $16.5 million driven by higher revenues partially offset by higher billboard lease costs and employee-related expenses, and the unfavorable effect of foreign exchange on expenses. Outdoor's operating income as a percentage of revenues was 4% versus 3% in the first quarter of 2004.

Entertainment (Production and distribution of Motion Pictures; Consumer Publishing; the operation of Movie Theaters and Music Publishing)

(Contributed 16% of consolidated revenues for the three months ended March 31, 2005 and 2004.)

	Three Months Ended March 31,
	2005	2004

Revenues	$891.1	$843.1
Operating income (OI)	$58.5	$53.4
OI as a % of revenues	7%	6%
Depreciation and amortization	$18.5	$17.0
Capital expenditures	$7.0	$4.6

For the three months ended March 31, 2005, Entertainment revenues increased $48.0 million, or 6%, to $891.1 million primarily reflecting higher Features and Publishing revenues partially offset by lower revenues for Theaters. Approximately, 40% of Entertainment's revenues were generated from international regions, principally Europe and Canada, for the three months ended March 31, 2005 compared with 39% for the prior-year period.

For the three months ended March 31, 2005, Features revenues increased 8% primarily due to increased domestic home entertainment and worldwide theatrical revenues, partially offset by decreased network and pay television revenues. Domestic home entertainment revenues were 20% higher than the same prior-year period from higher DVD sales and included contributions from The SpongeBob

Management's Discussion and Analysis of
Results of Operations and Financial Condition

SquarePants Movie, Without A Paddle and Sky Captain And The World Of Tomorrow. Worldwide theatrical revenues were 60% higher than the same prior-year period and included domestic contributions from the first quarter release of Coach Carter and continuing contributions from Lemony Snicket: A Series Of Unfortunate Events. Network and pay television revenues were lower compared to the same prior-year period due to a change in the mix of available titles.

For the three months ended March 31, 2005, Theaters' revenues decreased 6% primarily due to a decrease in attendance and lower average admission prices, partially offset by the benefit of favorable foreign currency translation. Publishing's revenues increased 6% principally due to higher Adult Group and Children's Division revenues. Publishing's top-selling titles in the first quarter of 2005 included No Place Like Home and Nighttime Is My Time both by Mary Higgins Clark.

For the three months ended March 31, 2005, Entertainment operating income increased $5.1 million, or 10%, to $58.5 million primarily due to the revenue increases noted above. Total expenses were up 5% as lower distribution costs were partially offset by higher feature film amortization and higher selling, general and administrative expenses. Entertainment's operating income as a percentage of revenues was 7% versus 6% in the first quarter of 2004.

Financial Position

Current assets decreased $877.7 million to $6.6 billion at March 31, 2005 from $7.5 billion at December 31, 2004 primarily due to decreases in receivables and cash and cash equivalents. The decrease in receivables principally reflected the collection of receivables outstanding at the end of 2004, primarily relating to advertising, publishing and home entertainment sales. The allowance for doubtful accounts as a percentage of receivables was 7.0% at March 31, 2005 compared with 6.1% at December 31, 2004.

Net property and equipment decreased $32.5 million to $4.62 billion at March 31, 2005 from $4.66 billion at December 31, 2004 primarily reflecting depreciation expense of $154.8 million partially offset by capital expenditures of $83.7 million and additional capital leases of $57.2 million.

Current liabilities decreased $211.1 million to $6.7 billion at March 31, 2005 from $6.9 billion at December 31, 2004 primarily due to decreases in accrued compensation and accrued expenses and other current liabilities partially offset by increased program rights obligations at the broadcast networks. The decrease in accrued compensation and accrued expenses reflected the timing of payments. Total debt from continuing operations, including current maturities, increased $195.0 million to $9.9 billion at March 31, 2005 principally reflecting additional commercial paper borrowings.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Cash Flows

Cash and cash equivalents decreased by $460.8 million for the three months ended March 31, 2005. The change in cash and cash equivalents was as follows:

	Three Months Ended March 31,
	2005	2004

Continuing Operations:
Cash provided by operating activities	$911.3	$909.7
Cash used for investing activities	(5.0)	(81.5)
Cash used for financing activities	(1,367.1)	(523.2)

Net cash flow from continuing operations	(460.8)	305.0
Net cash flow attributable to Blockbuster	—	(96.4)

Increase (decrease) in cash and cash equivalents	$(460.8)	$208.6

Operating Activities.    Cash provided by operating activities from continuing operations of $911.3 million for the three months ended March 31, 2005 remained relatively flat from the same prior-year period, as the decrease in net earnings from continuing operations and higher cash taxes paid were offset by changes in assets and liabilities.

Cash paid for income taxes for the three months ended March 31, 2005 was $176.5 million versus $125.5 million for the three months ended March 31, 2004.

Investing Activities.    Cash used for investing activities from continuing operations of $5.0 million for the three months ended March 31, 2005 principally reflected capital expenditures of $83.7 million and acquisitions of $29.4 million, primarily consisting of the acquisitions of Outdoor businesses as well as additional payments for SportsLine.com, Inc., substantially offset by proceeds from the sale of investments of $105.7 million, primarily reflecting the sale of Marketwatch.com, Inc. Capital expenditures increased $21.4 million or 34%, reflecting increased investment across various divisions of the Company. Cash used for investing activities from continuing operations of $81.5 million for the three months ended March 31, 2004 principally reflected capital expenditures of $62.3 million and acquisitions of $25.9 million, primarily reflecting the acquisition of Outdoor businesses.

Financing Activities.    Cash used for financing activities from continuing operations of $1.4 billion for the three months ended March 31, 2005 principally reflected the purchase of Company common stock of $1.5 billion and dividend payments of $116.2 million, partially offset by the net proceeds from bank borrowings of $206.8 million and cash proceeds from the exercise of stock options of $56.3 million. Cash used for financing activities from continuing operations of $523.2 million for the three months ended March 31, 2004 primarily reflected the purchase of Company common stock for $426.6 million and dividend payments of $104.4 million.

Share Purchase Program and Cash Dividends

For the three months ended March 31, 2005, on a trade date basis, the Company purchased approximately 39.1 million shares of its Class B Common Stock for $1.4 billion under its current $8.0 billion stock purchase program. Since inception of this program in October 2004, a total of 93.7 million shares of Class B Common Stock have been purchased through March 31, 2005, for

Management's Discussion and Analysis of
Results of Operations and Financial Condition

$3.4 billion, leaving $4.6 billion remaining under the program. For the three months ended March 31, 2004, the Company purchased 8.9 million shares of its Class B Common Stock for $367.0 million under its previous $3.0 billion stock purchase program. From April 1 through May 9, 2005, the Company purchased an additional 8.2 million Class B shares for $287.7 million.

On January 1, 2005, the Company paid $116.2 million in cash dividends to stockholders for the $.07 per share dividend declared on October 28, 2004. On January 26, 2005, the Company declared a quarterly cash dividend of $.07 per share on Viacom Class A and Class B Common Stock. The dividend of $113.6 million was paid on April 1, 2005 to stockholders of record at the close of business on February 28, 2005.

Capital Structure

The following table sets forth the Company's long-term debt:

	At March 31, 2005	At December 31, 2004

Notes payable to banks	$5.4	$5.9
Commercial paper	207.4	—
Senior debt (4.625%-8.875% due 2005-2051)	9,400.0	9,421.4
Other notes	1.0	17.9
Obligations under capital leases	498.2	471.8

Total debt	10,112.0	9,917.0
Less discontinued operations debt (a)	202.0	202.0
Less current portion	64.7	65.8

Total long-term debt from continuing operations, net of current portion	$9,845.3	$9,649.2

(a)
Included in "Other liabilities of discontinued operations" on the Consolidated Balance Sheets.

The Company's total debt includes (i) an aggregate unamortized premium of $34.5 million and $35.3 million and (ii) the increase/(decrease) in the carrying value of the debt, since inception, relating to fair value swaps of $(3.3) million and $17.4 million for the periods ended March 31, 2005 and December 31, 2004, respectively.

The senior debt of Viacom Inc. is fully and unconditionally guaranteed by its wholly owned subsidiary, Viacom International Inc. Senior debt in the amount of $52.2 million in the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

During the first quarter of 2005, the Company called $16.9 million 5% convertible subordinated notes due 2006 at 101.4% of principal.

At March 31, 2005, the Company classified $2.18 billion of commercial paper and senior notes as long-term debt, reflecting its intent and ability to refinance this debt on a long-term basis.

In May 2005, the Company expects to enter into a $2.5 billion revolving credit facility, which will terminate on the earlier of either 18 months or the date on which the Company consummates a possible division of its businesses into separate publicly-traded companies. The terms and conditions are expected to be substantially similar to the Company's existing $3.0 billion and $1.5 billion credit facilities. The new facility will be used for general corporate purposes, including the support of commercial paper borrowings and the repayment of maturing debt securities.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Accounts Receivable Securitization Programs

As of March 31, 2005, the Company had an aggregate of $1.0 billion outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from these programs were used to reduce outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs meet certain performance ratios. As of March 31, 2005, the Company was in compliance with the required ratios under the receivable securitization programs.

Liquidity and Capital Resources

The Company believes that its future operating cash flows ($911.3 million at March 31, 2005), cash and cash equivalents ($467.4 million at March 31, 2005), borrowing capacity under committed bank facilities (which consisted of unused revolving credit facilities of $4.22 billion at March 31, 2005), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments and its financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film operations, and talent contracts will come primarily from cash flow from operations.

The Company continually projects anticipated cash requirements, which include capital expenditures, share purchases, dividends, acquisitions, and principal payments on its outstanding indebtedness, as well as cash flows generated from operating activity available to meet these needs. Any net cash funding requirements are financed with short-term borrowings (primarily commercial paper) and long-term debt. Commercial paper borrowings, which also accommodate day-to-day changes in funding requirements, are backed by committed bank facilities that may be utilized in the event that commercial paper borrowings are not available. The Company's credit position affords sufficient access to the capital markets to meet the Company's financial requirements.

The Company anticipates that future debt maturities will be funded with cash and cash equivalents and cash flows generated from operating activities and other debt financing. There are no provisions in any of the Company's material financing agreements that would cause an acceleration of the obligation in the event of a downgrade in the Company's debt ratings.

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

Guarantees

The Company continues to remain as guarantor on certain Blockbuster store leases approximating $359 million at December 31, 2004 and secured by a $150 million letter of credit, the cost of which is reimbursed by the Company. Certain leases contain renewal options that can extend the primary lease term and remain covered by the guarantees. Blockbuster has agreed to indemnify the Company with respect to any amount paid under these guarantees. The Company has recorded a liability of $53.6 million on its Consolidated Balance Sheets reflecting the fair value of such guarantees.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

The Company continues to guarantee certain United Cinemas International Multiplex B.V. theater leases which are secured by bank guarantees provided by the buyer. The Company's guarantee totaled approximately $174.8 million at March 31, 2005. The Company also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres LLC and guarantees certain theater leases for approximately $12.5 million. The lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of March 31, 2005 as they were provided by the Company prior to the adoption of Financial Accounting Standards Board Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

Additionally, the Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $382.6 million at March 31, 2005 and are not recorded in the balance sheet as of March 31, 2005.

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

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2005, the Company had pending approximately 114,720 asbestos claims, as compared with approximately 112,140 as of December 31, 2004 and approximately 114,670 as of March 31, 2004. Of the claims pending as of March 31, 2005, approximately 84,960 were pending in state courts, 27,230 in federal courts and approximately 2,530 were third party claims. During the first quarter of 2005, the Company received approximately 5,630 new claims and closed or moved to an inactive docket approximately 3,050 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any

Management's Discussion and Analysis of
Results of Operations and Financial Condition

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

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at March 31, 2005. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury.

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

Related Parties

National Amusements, Inc. ("NAI") is a closely held corporation that beneficially owned the Company's Class A Common Stock, representing approximately 71% of the voting power of all classes of the Company's Common Stock, and approximately 12% of the Company's Class A Common Stock and Class B Common Stock on a combined basis at March 31, 2005. Owners of the Company's Class A

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board of Directors and Chief Executive Officer of the Company. On October 28, 2004, the Company entered into an agreement (the "NAIRI Agreement") with NAI and NAIRI, Inc. ("NAIRI"), a wholly-owned subsidiary of NAI, pursuant to which the Company agreed to buy, and NAI and NAIRI agreed to sell, a number of shares of Viacom Class B Common Stock each month such that the ownership percentage of Viacom Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of purchases of shares of Viacom Common Stock under the Company's $8.0 billion stock purchase program announced in October 2004. Pursuant to this agreement, Viacom recorded the purchase of 4.5 million shares of Viacom Class B Common Stock from NAIRI for $166.5 million during the first quarter of 2005.

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount Pictures. During the three months ended March 31, 2005 and March 31, 2004, respectively, NAI made payments to Paramount Pictures in the aggregate amounts of $3.2 million and $2.8 million.

The Company owns approximately 17% in Westwood One, Inc. ("Westwood One"), which is treated as an equity investment. Most of the Company's radio stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's radio programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and in certain instances, shares in revenue from the sale by Westwood One of Infinity's programming. In addition, certain employees of Infinity serve as officers of Westwood One for which the Company receives a management fee. CBS Television and Cable Networks also enter into programming agreements with Westwood One. Revenues from these arrangements were approximately $22.1 million and $22.9 million for the three months ended March 31, 2005 and 2004, respectively.

The Company, through the normal course of business, is involved in transactions with other affiliated companies that have not been material in any of the periods presented.

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q, including "Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company's programming; changes in technology and its effect on competition in the Company's markets; whether or not the potential separation of the Company's businesses which is under consideration by the Company will be approved and whether such transaction, if it does occur,

Management's Discussion and Analysis of
Results of Operations and Financial Condition

will achieve successful results; changes in the federal communications laws and regulations; the impact of piracy on the Company's products; the impact of consolidation in the market for the Company's programming; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company's businesses generally; and other factors described in the Company's filings made under the securities laws, including, among others, those set forth under "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2004. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made only as of the date of this document and the Company does not have any obligation to publicly update any forward- looking statements to reflect subsequent events or circumstances.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes to market risk since reported in the Company's Annual Report of Form 10-K for the year ended December 31, 2004.

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

PART II—OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of Viacom Inc.'s purchases of its Class B Common Stock during the three months ended March 31, 2005 under its $8.0 billion stock purchase program publicly announced on October 28, 2004 under which the Company is authorized to acquire from time to time up to $8 billion in Viacom Class A Common Stock and non-voting Class B Common Stock.

(In millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Cost of Purchase	Remaining Authorization

December 31, 2004				$6,036.0
January 1, 2005 — January 31, 2005	17.1	$37.83	$648.6	$5,387.4
February 1, 2005 — February 28, 2005	11.3	$36.72	$415.3	$4,972.1
March 1, 2005 — March 31, 2005	10.7	$35.32	$376.3	$4,595.8

Total	39.1	$36.83	$1,440.2

Item 6.    Exhibits.

Exhibit No.		Description of Document
(3)		Articles of Incorporation and By-laws
(a)
Amended and Restated Certificate of Incorporation of Viacom Inc., effective December 9, 2004 (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2004) (File No. 001-09553).
	(b)	Amended and Restated By-laws of Viacom Inc., adopted June 1, 2004 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Viacom Inc. filed June 1, 2004) (File No. 001-09553).
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
(a)
Letter Agreement dated April 12, 2005 between Viacom Inc. and Michael D. Fricklas (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed April 15, 2005), amending the Agreement dated as of May 1, 2000 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended September 30, 2000), as amended by Agreement dated April 1, 2003 (incorporated by reference to Exhibit 10(a) to the Quarterly Report of Viacom Inc. for the quarter ended March 31, 2003) (File No. 001-09553).
(b)
Employment Agreement effective May 2, 2005 between Viacom Inc. and Michael J. Dolan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed May 3, 2005) (File No. 001-09553).
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

VIACOM INC. (Registrant)
Date: May 10, 2005	/s/ Richard J. Bressler Richard J. Bressler Senior Executive Vice President Chief Financial Officer
Date: May 10, 2005	/s/ Susan C. Gordon Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description of Document

(3)		Articles of Incorporation and By-laws
(a)
Amended and Restated Certificate of Incorporation of Viacom Inc., effective December 9, 2004 (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2004) (File No. 001-09553).
	(b)	Amended and Restated By-laws of Viacom Inc., adopted June 1, 2004 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Viacom Inc. filed June 1, 2004) (File No. 001-09553).
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
(a)
Letter Agreement dated April 12, 2005 between Viacom Inc. and Michael D. Fricklas (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed April 15, 2005), amending the Agreement dated as of May 1, 2000 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended September 30, 2000), as amended by Agreement dated April 1, 2003 (incorporated by reference to Exhibit 10(a) to the Quarterly Report of Viacom Inc. for the quarter ended March 31, 2003) (File No. 001-09553).
(b)
Employment Agreement effective May 2, 2005 between Viacom Inc. and Michael J. Dolan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed May 3, 2005) (File No. 001-09553).
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