Form 10-Q
period 2005-06-30
VIACOM INC
filed 2005-08-05
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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

Number of shares of common stock outstanding at July 29, 2005:

Class A Common Stock, par value $.01 per share — 131,486,804

Cass B Common Stock, par value $.01 per share — 1,453,814,149

VIACOM INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004

Revenues		$5,876.1		$5,354.0		$11,378.6		$10,572.5

Expenses:
Operating		3,145.5		2,672.6		6,238.4		5,760.8
Selling, general and administrative		1,121.2		1,114.6		2,205.4		1,999.5
Depreciation and amortization		182.7		193.8		365.3		375.3

Total expenses		4,449.4		3,981.0		8,809.1		8,135.6

Operating income		1,426.7		1,373.0		2,569.5		2,436.9
Interest expense		(181.8)		(178.4)		(363.2)		(357.9)
Interest income		5.6		3.0		9.1		7.6
Other items, net		(20.4)		31.5		13.7		20.9

Earnings from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest		1,230.1		1,229.1		2,229.1		2,107.5
Provision for income taxes		(474.6)		(502.6)		(881.0)		(753.0)
Equity in earnings (loss) of affiliated companies, net of tax		7.6		(8.4)		13.5		(10.5)
Minority interest, net of tax		(.9)		(.9)		(2.4)		(2.1)

Net earnings from continuing operations		762.2		717.2		1,359.2		1,341.9
Net earnings (loss) from discontinued operations		(8.4)		36.6		(20.4)		122.4

Net earnings		$753.8		$753.8		$1,338.8		$1,464.3

Basic earnings per common share:
Net earnings from continuing operations		$.48		$.42		$.84		$.78
Net earnings (loss) from discontinued operations		$(.01)		$.02		$(.01)		$.07
Net earnings		$.47		$.44		$.83		$.85
Diluted earnings per common share:
Net earnings from continuing operations		$.47		$.41		$.84		$.77
Net earnings (loss) from discontinued operations		$(.01)		$.02		$(.01)		$.07
Net earnings		$.47		$.43		$.83		$.84
Weighted average number of common shares outstanding:
Basic		1,600.2		1,724.3		1,612.5		1,727.6
Diluted		1,609.0		1,736.0		1,622.1		1,740.3
Dividends per common share	$	..07	$	..06	$	..14	$	..12

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At June 30, 2005	At December 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$666.4	$927.1
Receivables, less allowances of $286.1 (2005) and $276.7 (2004)	3,784.9	4,223.5
Inventory (Note 4)	926.6	994.1
Prepaid expenses and other current assets	1,322.3	1,283.5
Current assets of discontinued operations	25.2	65.3

Total current assets	6,725.4	7,493.5

Property and equipment:
Land	749.9	745.9
Buildings	888.9	905.0
Capital leases	691.2	689.5
Advertising structures	1,484.4	1,492.5
Equipment and other	3,432.0	3,325.0

	7,246.4	7,157.9
Less accumulated depreciation and amortization	2,911.5	2,820.0

Net property and equipment	4,334.9	4,337.9

Inventory (Note 4)	4,491.2	4,466.0
Goodwill (Note 3)	38,478.2	38,520.2
Intangibles (Note 3)	10,654.6	10,623.1
Other assets	1,987.7	2,008.0
Other assets of discontinued operations	526.2	553.6

Total Assets	$67,198.2	$68,002.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$543.5	$573.6
Accrued compensation	436.8	663.5
Accrued expenses and other current liabilities	2,907.9	3,092.9
Participants' share, residuals and royalties payable	1,248.6	1,296.6
Program rights	1,030.0	849.6
Income taxes payable	210.4	172.9
Current portion of long-term debt (Note 5)	62.5	65.5
Current liabilities of discontinued operations	195.9	164.9

Total current liabilities	6,635.6	6,879.5

Long-term debt (Note 5)	10,492.2	9,643.2
Deferred income tax liabilities, net	1,358.9	1,356.7
Other liabilities including pension and post retirement benefit obligations	7,265.6	7,475.9
Other liabilities of discontinued operations	559.8	611.8
Commitments and contingencies (Note 9)
Minority interest	4.9	10.9
Stockholders' Equity:
Class A Common Stock, par value $.01 per share; 750.0 shares authorized; 133.4 (2005 and 2004) shares issued	1.3	1.3
Class B Common Stock, par value $.01 per share; 10,000.0 shares authorized; 1,744.7 (2005) and 1,737.8 (2004) shares issued	17.4	17.4
Additional paid-in capital	65,982.2	66,027.7
Accumulated deficit	(13,408.5)	(14,747.3)
Accumulated other comprehensive loss (Note 1)	(409.2)	(356.0)

	52,183.2	50,943.1
Less treasury stock, at cost; 1.9 (2005 and 2004) Class A shares; and 290.6 (2005) and 224.0 (2004) Class B shares	11,302.0	8,918.8

Total stockholders' equity	40,881.2	42,024.3

Total Liabilities and Stockholders' Equity	$67,198.2	$68,002.3

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended June 30,
	2005	2004

Operating Activities:
Net earnings	$1,338.8	$1,464.3
Less: Earnings (loss) from discontinued operations, net of tax	(20.4)	122.4

Net earnings from continuing operations	1,359.2	1,341.9
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	365.3	375.3
Equity in (earnings) loss of affiliated companies, net of tax	(13.5)	10.5
Distributions from affiliated companies	17.3	12.4
Minority interest, net of tax	2.4	2.1
Change in assets and liabilities, net of effects of acquisitions	216.0	235.1
Net cash flow provided by operating activities attributable to Blockbuster	—	102.1

Net cash flow provided by operating activities	1,946.7	2,079.4

Investing Activities:
Acquisitions, net of cash acquired	(488.0)	(30.5)
Capital expenditures	(230.3)	(140.4)
Investments in and advances to affiliated companies	(5.0)	(9.1)
Proceeds from dispositions	125.3	10.3
Proceeds from sale of investments	105.3	19.4
Other, net	(2.5)	6.5
Net cash flow used for investing activities attributable to Blockbuster	—	(124.9)

Net cash flow used for investing activities	(495.2)	(268.7)

Financing Activities:
Borrowings from (repayments to) banks, including commercial paper, net	2,266.3	(25.1)
Proceeds from exercise of stock options	119.4	55.2
Repayment of notes and debentures	(1,419.1)	—
Purchase of Company common stock	(2,408.5)	(645.3)
Dividends	(229.8)	(208.2)
Payment of capital lease obligations	(36.2)	(33.7)
Other, net	(4.4)	(3.6)
Net cash flow used for financing activities attributable to Blockbuster	—	(87.4)

Net cash flow used for financing activities	(1,712.3)	(948.1)

Net increase (decrease) in cash and cash equivalents	(260.8)	862.6
Cash and cash equivalents at beginning of period (includes $1.1 million (2005) and $234.8 million (2004) of discontinued operations cash)	928.2	850.7

Cash and cash equivalents at end of period (includes $1.0 million (2005) and $124.2 million (2004) of discontinued operations cash)	$667.4	$1,713.3

Supplemental disclosure of investing and financing activities
Equipment acquired under capitalized leases	$82.4	$74.8
Supplemental disclosure of acquisitions:
Fair value of assets acquired	$477.2	$27.9
Fair value of liabilities settled (assumed)	6.9	(.1)
Acquisition of minority interest	3.9	2.7
Cash paid, net of cash acquired	(488.0)	(30.5)

Impact on stockholders' equity	$—	$—

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Tabular dollars in millions, except per share amounts)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited consolidated financial statements of Viacom Inc. ("Viacom" or the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the periods presented.

Reclassifications—Certain previously reported amounts have been reclassified to conform with the current period's presentation.

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

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options only in the periods in which such effect would have been dilutive. For the three and six months ended June 30, 2005, respectively, stock options to purchase 132.9 million and 129.3 million shares of Class B Common Stock at weighted average prices of $43.97 and $44.22 were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2004, respectively, stock options to purchase 115.6 million and 111.3 million shares of Class B Common Stock at weighted average prices of $45.60 and $45.86 were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

The table below presents a reconciliation of weighted average shares used in the calculations of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Weighted average shares for basic EPS	1,600.2	1,724.3	1,612.5	1,727.6
Dilutive effect of shares issuable under stock-based compensation plans	8.8	11.7	9.6	12.7

Weighted average shares for diluted EPS	1,609.0	1,736.0	1,622.1	1,740.3

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

Comprehensive Income (Loss)—Total comprehensive income for the Company includes net earnings and other comprehensive income (loss) items listed in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net earnings	$753.8	$753.8	$1,338.8	$1,464.3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(43.2)	(32.3)	(76.8)	(49.5)
Minimum pension liability adjustment	12.0	10.7	26.2	19.6
Net unrealized gain (loss) on securities	—	2.0	(.2)	2.0
Change in fair value of cash flow hedges	(.9)	.4	(2.4)	—

Total comprehensive income	$721.7	$734.6	$1,285.6	$1,436.4

Additional Paid-In Capital—For the six months ended June 30, 2005, the Company recorded dividends of $225.5 million as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Stock-Based Compensation—The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and does not recognize compensation expense for stock option grants because the Company does not issue options at exercise prices below market value at date of grant.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on grant-date fair value of the award. That cost will be recognized over the vesting period during which an employee is required to provide service in exchange for the award. On April 14, 2005, the Securities and Exchange Commission issued a ruling that amended the effective date for SFAS 123R. As a result, the Company will adopt SFAS 123R on January 1, 2006.

On March 8, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting of unvested stock options having an exercise price of $38.00 or greater granted under the Company's 2000 and 1997 Long-Term Management Incentive Plans. Stock option awards granted from 1999 through 2004 with respect to approximately 29 million shares of the Company's Class B Common Stock were subject to this acceleration which was effective as of March 8, 2005. Since these options had exercise prices in excess of the current market values and were not fully achieving their original objectives of incentive compensation and employee retention, the Company expects the acceleration to have a positive effect on employee morale, retention and perception of option value. The acceleration also eliminated future compensation expense the Company would otherwise recognize in its Consolidation Statements of Operations under SFAS 123R. Incremental expense of $277 million associated with the acceleration was included in the six months ended June 30, 2005 pro forma disclosure presented in the following table.

The following table reflects the effect on net earnings and earnings per share from continuing operations if the Company had applied the fair value recognition provisions of SFAS 123. These pro forma effects may not be representative of future stock compensation expense since the estimated fair

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

value of stock options on the date of grant is amortized to expense over the vesting period and the vesting of certain options was accelerated on March 8, 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net earnings from continuing operations	$762.2	$717.2	$1,359.2	$1,341.9
Option expense, net of tax	(28.3)	(83.6)	(362.4)	(159.6)

Net earnings from continuing operations after option expense	$733.9	$633.6	$996.8	$1,182.3

Basic earnings per share:
Net earnings from continuing operations	$.48	$.42	$.84	$.78
Net earnings from continuing operations after option expense	$.46	$.37	$.62	$.68
Diluted earnings per share:
Net earnings from continuing operations	$.47	$.41	$.84	$.77
Net earnings from continuing operations after option expense	$.46	$.36	$.61	$.68

If the Company had applied the fair value recognition provision of SFAS 123, an expense would have been recognized in discontinued operations for the six months ended June 30, 2005 of $.6 million. Since the vesting of stock options was accelerated in the first quarter of 2005, no additional expense would have been recognized in the second quarter of 2005. For the three and six months ended June 30, 2004, respectively, an expense of $5.0 million and $10.9 million would have been recognized in discontinued operations.

Recent Pronouncements—In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" ("SFAS 154"), a replacement of APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", effective for fiscal years beginning after December 15, 2005. SFAS 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle as well as the changes required by an accounting pronouncement which does not include specific transition provisions. The Company does not expect the implementation of SFAS 154 to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

2) DISCONTINUED OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues from discontinued operations	$92.3	$1,516.1	$168.7	$3,100.8

Earnings (loss) from discontinued operations	$(11.5)	$70.3	$(29.6)	$180.8
Minority interest	(1.2)	(13.5)	(1.5)	(44.6)
Income tax (provision) benefit, net of minority interest	4.3	(20.2)	10.7	(13.8)

Net earnings (loss) from discontinued operations	$(8.4)	$36.6	$(20.4)	$122.4

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

On June 13, 2005, Viacom announced that it reached an agreement to sell Famous Players, its Canadian-based theater chain, to Cineplex Galaxy LP. The transaction closed on July 22, 2005 with a sale price of approximately $400 million. Famous Players is accounted for as a discontinued operation in the Consolidated Statement of Operations and Balance Sheet for the periods presented in this quarterly report. Cash flows for Famous Players were not material and therefore not presented separately.

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

3) GOODWILL AND INTANGIBLE ASSETS

The changes in the book value of goodwill, by segment, for six months ended June 30, 2005 were as follows:

	At December 31, 2004	Acquisitions (a)	Dispositions		Foreign Currency Translation Adjustments	Other Adjustments (b)	At June 30, 2005

Cable Networks	$9,346.0	$164.0	$—		$(26.0)	$(10.0)	$9,474.0
Television	14,561.0	185.2	(84.0	)(c)	—	(95.6)	14,566.6
Radio	8,343.8	—	(4.3)		—	(56.4)	8,283.1
Outdoor	4,600.1	—	—		(96.1)	(18.8)	4,485.2
Entertainment	1,669.3	—	—		—	—	1,669.3

Total	$38,520.2	$349.2	$(88.3)		$(122.1)	$(180.8)	$38,478.2

(a)
Acquisitions primarily relate to the acquisition of Neopets Inc. and KOVR-TV.

(b)
Adjustments primarily relate to purchase price allocations for acquisitions and the reversal of tax liabilities established in purchase price accounting that are no longer expected to be incurred.

(c)
Dispositions of two television stations.

At June 30, 2005 and December 31, 2004, the Company had approximately $10.7 billion and $10.6 billion of intangible assets, respectively. Amortization expense was $38.6 million and $37.8 million for the three months ended June 30, 2005 and 2004, respectively, and $77.2 million and $72.5 million for the six months ended June 30, 2005 and 2004, respectively.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

The Company's intangible assets subject to amortization and related accumulated amortization were as follows:

At June 30, 2005	Gross	Accumulated Amortization	Net

Leasehold agreements	$790.6	$(302.5)	$488.1
Franchise agreements	479.9	(155.1)	324.8
Subscriber agreements	406.5	(262.2)	144.3
Other intangible assets	276.7	(108.1)	168.6

Total	$1,953.7	$(827.9)	$1,125.8

At December 31, 2004	Gross	Accumulated Amortization	Net

Leasehold agreements	$775.0	$(275.5)	$499.5
Franchise agreements	480.5	(143.8)	336.7
Subscriber agreements	406.5	(235.7)	170.8
Other intangible assets	246.6	(93.5)	153.1

Total	$1,908.6	$(748.5)	$1,160.1

The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the next five succeeding years to be as follows:

	2005	2006	2007	2008	2009

Amortization expense	$148.9	$144.2	$123.3	$84.2	$82.7

FCC licenses, valued at approximately $9.5 billion at June 30, 2005 and $9.4 billion at December 31, 2004, are recorded as intangible assets with indefinite lives and are not subject to amortization.

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

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

4) INVENTORY

	At June 30, 2005	At December 31, 2004

Theatrical:
Released (including acquired film libraries)	$673.1	$682.9
Completed, not released	44.5	66.0
In process and other	502.5	361.1
Television:
Released (including acquired film libraries)	743.4	681.8
In process and other	30.9	98.4
Program rights	3,224.6	3,377.1
Merchandise inventory	74.4	76.2
Publishing, primarily finished goods	72.7	65.6
Other	51.7	51.0

Total Inventory	5,417.8	5,460.1
Less current portion	926.6	994.1

Total Non-Current Inventory	$4,491.2	$4,466.0

5) BANK FINANCING AND DEBT

The following table sets forth the Company's long-term debt:

	At June 30, 2005	At December 31, 2004

Notes payable to banks	$1,304.7	$5.9
Commercial paper	968.1	—
Senior debt (4.625% - 8.875% due 2005-2051)	7,968.7	9,421.4
Other notes	1.0	17.9
Obligations under capital leases	493.8	471.8

Total Debt	10,736.3	9,917.0
Less discontinued operations debt (a)	181.6	208.3
Less current portion	62.5	65.5

Total long-term debt from continuing operations, net of current portion	$10,492.2	$9,643.2

(a)
Included in "Other liabilities of discontinued operations" on the Consolidated Balance Sheets.

The Company's total debt includes (i) an aggregate unamortized premium of $33.7 million and $35.3 million and (ii) the increase in the carrying value of the debt, since inception, relating to fair value swaps of $17.2 million and $17.4 million for the periods ended June 30, 2005 and December 31, 2004, respectively.

The senior debt of Viacom Inc. is fully and unconditionally guaranteed by its wholly owned subsidiary, Viacom International Inc. ("Viacom International"). Senior debt in the amount of $52.2 million in the Company's wholly owned subsidiary, CBS Broadcasting Inc. is not guaranteed.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

The Company's $500 million 7.15% Senior Notes due May 20, 2005 and $1.0 billion 7.75% Senior Notes due June 1, 2005 matured in the quarter.

Viacom Credit Agreement

As of June 30, 2005, the Company's credit facilities totaled $7.0 billion, comprised of a $3.0 billion revolving facility due February 2009, a $1.5 billion revolving facility due March 2006 and a $2.5 billion revolving facility, (collectively, the "Credit Facilities"). The $2.5 billion revolving facility was entered into in May 2005, and will terminate on the earlier of either November 10, 2006, or the date on which the Company consummates the contemplated separation of the Company into two publicly traded companies. The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facilities. Borrowing rates under the Credit Facilities are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin. The Company pays a facility fee based on the total amount of the commitments.

As of June 30, 2005, the Company borrowed $1.3 billion under the Credit Facilities to repay maturing debt securities. As of June 30, 2005, the Company had unused revolving credit facilities of $5.43 billion in the aggregate.

The Credit Facilities contain covenants, which among other things, require that the Company maintain a minimum interest coverage ratio. At June 30, 2005, the Company was in compliance with all covenants under the Credit Facilities.

The primary purpose of the Credit Facilities is to support commercial paper borrowings and for general corporate purposes. At June 30, 2005, the Company had commercial paper borrowings of $968.1 million under its $4.5 billion commercial paper program. Borrowings under the program have maturities of less than one year.

At June 30, 2005, the Company classified $1.77 billion of commercial paper and senior notes as long-term debt, reflecting its intent and ability to refinance this debt on a long-term basis.

Accounts Receivable Securitization Programs

As of June 30, 2005, the Company had an aggregate of $1.0 billion outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from these programs were used to reduce outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs must pass certain performance ratios. As of June 30, 2005, the Company was in compliance with the required ratios under the receivable securitization programs.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

6) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended June 30,	2005	2004	2005	2004

Components of net periodic cost:
Service cost	$17.2	$15.6	$.8	$.8
Interest cost	80.4	81.0	17.4	18.0
Expected return on plan assets	(75.8)	(74.3)	(.3)	(.3)
Amortization of transition obligation	—	.1	—	—
Amortization of unrecognized prior service cost	.4	.4	(.2)	(.2)
Recognized actuarial loss	14.8	8.8	.7	.6

Net periodic cost	$37.0	$31.6	$18.4	$18.9

	Pension Benefits		Postretirement Benefits
Six Months Ended June 30,	2005	2004	2005	2004

Components of net periodic cost:
Service cost	$34.5	$31.1	$1.5	$1.5
Interest cost	160.8	162.1	34.7	36.0
Expected return on plan assets	(151.7)	(148.6)	(.5)	(.5)
Amortization of transition obligation	.1	.2	—	—
Amortization of unrecognized prior service cost	.8	.8	(.4)	(.4)
Recognized actuarial loss	29.5	17.6	1.4	1.1

Net periodic cost	$74.0	$63.2	$36.7	$37.7

7) SHARE PURCHASE PROGRAM AND CASH DIVIDENDS

For the six months ended June 30, 2005, on a trade date basis, the Company purchased approximately 67.1 million shares of its Class B Common Stock for $2.4 billion under its current $8.0 billion stock purchase program, of which $958.2 million was spent in the second quarter to purchase 28.0 million shares. From the inception of this program in October 2004, a total of 121.7 million shares of Class B Common Stock have been purchased through June 30, 2005 for $4.4 billion, leaving $3.6 billion remaining under the program. For the six months ended June 30, 2004, the Company purchased approximately 13.8 million shares of its Class B Common Stock for $565.8 million under its previous $3.0 billion stock purchase program.

On May 26, 2005, the Company declared a quarterly cash dividend of $.07 per share on Viacom Class A and Class B Common Stock. The dividend was paid on July 1, 2005 to stockholders of record at the close of business on June 7, 2005. On April 1, 2005, the Company paid $113.6 million to stockholders of record at the close of businesses on February 28, 2005 for the $.07 per share dividend declared on January 26, 2005.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

8) PROVISION FOR INCOME TAXES

For the second quarter of 2005, the Company's effective income tax rate decreased to 38.6% from 40.9% reflecting a benefit from a $22 million discrete tax item. For the six months ended June 30, 2005, the Company's effective tax rate of 39.5% increased from 35.7% for the same prior-year period, as the prior year's first quarter included a tax benefit of $110.6 million from the resolution of certain of the Company's income tax audits.

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

The Company continues to guarantee certain United Cinemas International Multiplex B.V. theater leases which are secured by bank guarantees provided by the buyer. The Company's guarantee totaled approximately $169.1 million at June 30, 2005. The Company also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres LLC and guarantees certain theater leases for approximately $11.4 million. The lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of June 30, 2005 as they were provided by the Company prior to the adoption of FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). Additionally, in connection with the July 2005 divestiture of Famous Players, the Company's Canadian-based theater chain, the Company is evaluating the leases assigned to the buyer for potential liability under FIN 45.

Additionally, the Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $374.9 million at June 30, 2005 and are not recorded on the balance sheet as of June 30, 2005.

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

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2005, the Company had pending approximately 104,700 asbestos claims, as compared with approximately 112,140 as of December 31, 2004 and approximately 116,180 as of June 30, 2004. Of the claims pending as of June 30, 2005, approximately 74,700 were pending in state courts, 27,470 in federal courts and approximately 2,530 were third party claims. During the second quarter of 2005, the Company received approximately 2,060 new claims and closed or moved to an inactive docket approximately 12,090 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

10) REPORTABLE SEGMENTS

The following tables set forth the Company's financial performance by reportable operating segment. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based upon products and services. Effective January 1, 2005, the Company presents in the Cable Networks segment its theme park operations, previously included in the Entertainment segment, as the management of these operations was under MTV Networks for the periods presented. Also effective January 1, 2005, presented in the Cable Networks segment are two international pay TV channels, previously reported in the Television segment. Prior period information has been reclassified to conform to the current presentation. The Company operates in five segments: (i) Cable Networks, (ii) Television, (iii) Radio, (iv) Outdoor and (v) Entertainment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues:
Cable Networks	$1,999.6	$1,751.3	$3,707.9	$3,182.4
Television	2,025.7	2,049.0	4,166.9	4,305.8
Radio	566.5	561.3	1,029.3	1,016.4
Outdoor	499.3	484.0	928.4	887.3
Entertainment	879.6	709.1	1,696.5	1,472.4
Eliminations	(94.6)	(200.7)	(150.4)	(291.8)

Total Revenues	$5,876.1	$5,354.0	$11,378.6	$10,572.5

Revenues generated between segments primarily reflect the licensing of feature films and television product to cable and broadcast networks and advertising sales. These transactions are recorded at fair market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Intercompany revenues:
Cable Networks	$(3.1)	$4.4	$(9.4)	$1.5
Television	35.3	134.5	52.0	158.1
Radio	6.9	6.7	12.6	12.4
Outdoor	9.6	4.2	13.0	6.9
Entertainment	45.9	50.9	82.2	112.9

Total Intercompany Revenues	$94.6	$200.7	$150.4	$291.8

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Operating Income (Loss):
Cable Networks	$711.1	$626.5	$1,333.6	$1,146.9
Television	439.4	522.4	743.8	853.2
Radio	272.9	266.5	462.4	465.7
Outdoor	81.7	77.6	98.2	91.4
Entertainment	(12.6)	57.1	62.9	119.8

Segment total	1,492.5	1,550.1	2,700.9	2,677.0
Corporate expenses	(67.7)	(87.7)	(116.7)	(124.2)
Residual costs (a)	(29.6)	(28.5)	(59.3)	(56.9)
Eliminations	31.5	(60.9)	44.6	(59.0)

Total Operating Income	1,426.7	1,373.0	2,569.5	2,436.9
Interest expense	(181.8)	(178.4)	(363.2)	(357.9)
Interest income	5.6	3.0	9.1	7.6
Other items, net	(20.4)	31.5	13.7	20.9

Earnings from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	1,230.1	1,229.1	2,229.1	2,107.5
Provision for income taxes	(474.6)	(502.6)	(881.0)	(753.0)
Equity in earnings (loss) of affiliated companies, net of tax	7.6	(8.4)	13.5	(10.5)
Minority interest, net of tax	(.9)	(.9)	(2.4)	(2.1)

Net earnings from continuing operations	762.2	717.2	1,359.2	1,341.9
Net earnings (loss) from discontinued operations	(8.4)	36.6	(20.4)	122.4

Net Earnings	$753.8	$753.8	$1,338.8	$1,464.3

(a)
Residual costs primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Depreciation and Amortization:
Cable Networks	$72.4	$78.3	$145.3	$150.8
Television	37.6	37.9	74.3	73.1
Radio	7.6	8.5	15.3	15.8
Outdoor	53.2	56.5	106.0	110.7
Entertainment	7.8	6.9	15.5	13.6
Corporate expenses	4.1	5.7	8.9	11.3

Total Depreciation and Amortization	$182.7	$193.8	$365.3	$375.3

	At June 30, 2005	At December 31, 2004

Total Assets:
Cable Networks	$15,709.6	$15,542.4
Television	24,576.5	24,952.4
Radio	14,214.9	14,313.6
Outdoor	7,075.7	7,262.6
Entertainment	5,003.8	5,093.2
Corporate	2,318.8	2,624.0
Eliminations	(1,701.1)	(1,785.9)

Total Assets	$67,198.2	$68,002.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Capital Expenditures:
Cable Networks	$48.9	$34.1	$81.2	$60.2
Television	54.1	23.3	70.2	35.5
Radio	8.3	5.6	16.8	10.6
Outdoor	15.4	9.7	29.1	21.1
Entertainment	19.8	4.3	26.8	8.9
Corporate	.1	1.1	6.2	4.1

Total Capital Expenditures	$146.6	$78.1	$230.3	$140.4

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

	Statement of Operations for the Three Months Ended June 30, 2005
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$49.5	$1,095.4	$4,744.7	$(13.5)	$5,876.1

Expenses:
Operating	23.2	345.1	2,808.7	(31.5)	3,145.5
Selling, general and administrative	38.8	321.9	763.7	(3.2)	1,121.2
Depreciation and amortization	1.3	21.0	160.4	—	182.7

Total expenses	63.3	688.0	3,732.8	(34.7)	4,449.4

Operating income (loss)	(13.8)	407.4	1,011.9	21.2	1,426.7
Interest expense, net	(198.1)	(50.0)	71.9	—	(176.2)
Other items, net	(9.2)	8.9	8.9	(29.0)	(20.4)

Earnings (loss) from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	(221.1)	366.3	1,092.7	(7.8)	1,230.1
Benefit (provision) for income taxes	88.2	(145.6)	(417.2)	—	(474.6)
Equity in earnings of affiliated companies, net of tax	886.7	174.2	7.9	(1,061.2)	7.6
Minority interest, net of tax	—	1.2	(2.1)	—	(.9)

Net earnings from continuing operations	753.8	396.1	681.3	(1,069.0)	762.2
Net loss from discontinued operations	—	—	(8.4)	—	(8.4)

Net earnings	$753.8	$396.1	$672.9	$(1,069.0)	$753.8

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Six Months Ended June 30, 2005
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$92.3	$2,094.8	$9,223.4	$(31.9)	$11,378.6

Expenses:
Operating	43.0	642.1	5,602.2	(48.9)	6,238.4
Selling, general and administrative	79.1	600.6	1,533.6	(7.9)	2,205.4
Depreciation and amortization	2.3	40.9	322.1	—	365.3

Total expenses	124.4	1,283.6	7,457.9	(56.8)	8,809.1

Operating income (loss)	(32.1)	811.2	1,765.5	24.9	2,569.5
Interest expense, net	(391.8)	(96.8)	134.5	—	(354.1)
Other items, net	48.0	20.0	3.7	(58.0)	13.7

Earnings (loss) from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	(375.9)	734.4	1,903.7	(33.1)	2,229.1
Benefit (provision) for income taxes	150.0	(290.2)	(740.8)	—	(881.0)
Equity in earnings of affiliated companies, net of tax	1,564.7	359.7	14.7	(1,925.6)	13.5
Minority interest, net of tax	—	1.2	(3.6)	—	(2.4)

Net earnings from continuing operations	1,338.8	805.1	1,174.0	(1,958.7)	1,359.2
Net loss from discontinued operations	—	—	(20.4)	—	(20.4)

Net earnings	$1,338.8	$805.1	$1,153.6	$(1,958.7)	$1,338.8

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Three Months Ended June 30, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$54.5	$987.3	$4,451.1	$(138.9)	$5,354.0

Expenses:
Operating	22.0	296.8	2,418.2	(64.4)	2,672.6
Selling, general and administrative	40.5	316.4	761.6	(3.9)	1,114.6
Depreciation and amortization	1.3	25.7	166.8	—	193.8

Total expenses	63.8	638.9	3,346.6	(68.3)	3,981.0

Operating income (loss)	(9.3)	348.4	1,104.5	(70.6)	1,373.0
Interest expense, net	(187.8)	(51.6)	64.0	—	(175.4)
Other items, net	32.7	(.1)	23.7	(24.8)	31.5

Earnings (loss) from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	(164.4)	296.7	1,192.2	(95.4)	1,229.1
Benefit (provision) for income taxes	65.6	(115.7)	(452.5)	—	(502.6)
Equity in earnings of affiliated companies, net of tax	852.6	153.6	9.0	(1,023.6)	(8.4)
Minority interest, net of tax	—	—	(.9)	—	(.9)

Net earnings from continuing operations	753.8	334.6	747.8	(1,119.0)	717.2
Net earnings from discontinued operations, net of tax	—	—	36.6	—	36.6

Net earnings	$753.8	$334.6	$784.4	$(1,119.0)	$753.8

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Six Months Ended June 30, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$102.8	$1,852.2	$8,765.5	$(148.0)	$10,572.5

Expenses:
Operating	42.2	582.6	5,213.1	(77.1)	5,760.8
Selling, general and administrative	77.3	531.9	1,396.9	(6.6)	1,999.5
Depreciation and amortization	2.6	50.6	322.1	—	375.3

Total expenses	122.1	1,165.1	6,932.1	(83.7)	8,135.6

Operating income (loss)	(19.3)	687.1	1,833.4	(64.3)	2,436.9
Interest expense, net	(376.1)	(103.2)	129.0	—	(350.3)
Other items, net	30.0	10.7	29.9	(49.7)	20.9

Earnings (loss) from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	(365.4)	594.6	1,992.3	(114.0)	2,107.5
Benefit (provision) for income taxes	145.8	(233.7)	(665.1)	—	(753.0)
Equity in earnings of affiliated companies, net of tax	1,683.9	419.3	7.3	(2,121.0)	(10.5)
Minority interest, net of tax	—	—	(2.1)	—	(2.1)

Net earnings from continuing operations	1,464.3	780.2	1,332.4	(2,235.0)	1,341.9
Net earnings from discontinued operations, net of tax	—	—	122.4	—	122.4

Net earnings	$1,464.3	$780.2	$1,454.8	$(2,235.0)	$1,464.3

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet at June 30, 2005
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Assets
Cash and cash equivalents	$133.4	$8.3	$524.7	$—	$666.4
Receivables, net	38.7	656.4	3,422.3	(332.5)	3,784.9
Inventory	8.6	233.9	815.9	(131.8)	926.6
Prepaid expenses and other current assets	134.1	163.4	1,030.9	(6.1)	1,322.3
Current assets of discontinued operations	9.2	—	16.0	—	25.2

Total current assets	324.0	1,062.0	5,809.8	(470.4)	6,725.4

Property and equipment	52.3	798.7	6,395.4	—	7,246.4
Less accumulated depreciation and amortization	12.4	444.0	2,455.1	—	2,911.5

Net property and equipment	39.9	354.7	3,940.3	—	4,334.9

Inventory	8.5	1,378.9	3,208.9	(105.1)	4,491.2
Goodwill	100.3	751.9	37,626.0	—	38,478.2
Intangibles	—	7.3	10,649.1	(1.8)	10,654.6
Investments in consolidated subsidiaries	52,302.9	14,254.0	—	(66,556.9)	—
Other assets	120.0	226.5	1,856.8	(215.6)	1,987.7
Other assets of discontinued operations	201.5	—	324.7	—	526.2

Total Assets	$53,097.1	$18,035.3	$63,415.6	$(67,349.8)	$67,198.2

Liabilities and Stockholders' Equity
Accounts payable	$5.8	$108.0	$446.1	$(16.4)	$543.5
Accrued expenses and other	841.6	715.1	3,217.0	(188.6)	4,585.1
Participants' share, residuals and royalties payable	—	62.5	1,323.2	(137.1)	1,248.6
Current portion of long-term debt	—	11.3	51.2	—	62.5
Current liabilities of discontinued operations	112.2	39.3	44.4	—	195.9

Total current liabilities	959.6	936.2	5,081.9	(342.1)	6,635.6

Long-term debt	10,083.6	100.9	307.7	—	10,492.2
Other liabilities	(3,174.3)	7,432.1	(1,989.1)	6,355.8	8,624.5
Other liabilities of discontinued operations	478.7	—	81.1	—	559.8
Minority interest	—	—	4.9	—	4.9
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	18.7	122.8	1,162.3	(1,285.1)	18.7
Additional paid-in capital	65,924.2	1,924.1	92,863.5	(94,729.6)	65,982.2
Retained earnings (accumulated deficit)	(9,470.6)	7,640.7	(11,985.8)	407.2	(13,408.5)
Accumulated other comprehensive income (loss)	(420.8)	(121.5)	116.9	16.2	(409.2)

	56,051.5	9,566.1	82,285.1	(95,719.5)	52,183.2
Less treasury stock, at cost	11,302.0	—	22,356.0	(22,356.0)	11,302.0

Total stockholders' equity	44,749.5	9,566.1	59,929.1	(73,363.5)	40,881.2

Total Liabilities and Stockholders' Equity	$53,097.1	$18,035.3	$63,415.6	$(67,349.8)	$67,198.2

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet at December 31, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Assets
Cash and cash equivalents	$569.2	$11.2	$346.7	$—	$927.1
Receivables, net	45.1	691.5	3,773.2	(286.3)	4,223.5
Inventory	8.2	233.8	892.6	(140.5)	994.1
Prepaid expenses and other current assets	75.4	174.3	1,039.6	(5.8)	1,283.5
Current assets of discontinued operations	50.7	—	14.6	—	65.3

Total current assets	748.6	1,110.8	6,066.7	(432.6)	7,493.5

Property and equipment	51.6	767.4	6,338.9	—	7,157.9
Less accumulated depreciation and amortization	10.5	407.4	2,402.1	—	2,820.0

Net property and equipment	41.1	360.0	3,936.8	—	4,337.9

Inventory	14.4	1,331.9	3,211.5	(91.8)	4,466.0
Goodwill	100.3	628.2	37,791.7	—	38,520.2
Intangibles	—	5.7	10,619.2	(1.8)	10,623.1
Investments in consolidated subsidiaries	50,737.5	13,893.7	—	(64,631.2)	—
Other assets	179.8	234.8	1,876.8	(283.4)	2,008.0
Other assets of discontinued operations	227.9	—	325.7	—	553.6

Total Assets	$52,049.6	$17,565.1	$63,828.4	$(65,440.8)	$68,002.3

Liabilities and Stockholders' Equity
Accounts payable	$2.5	$65.9	$509.1	$(3.9)	$573.6
Accrued expenses and other	770.0	910.1	3,281.6	(182.8)	4,778.9
Participants' share, residuals and royalties payable	—	58.3	1,341.8	(103.5)	1,296.6
Current portion of long-term debt	—	11.0	54.5	—	65.5
Current liabilities of discontinued operations	89.3	12.7	62.9	—	164.9

Total current liabilities	861.8	1,058.0	5,249.9	(290.2)	6,879.5

Long-term debt	9,219.4	107.2	316.6	—	9,643.2
Other liabilities	(4,476.2)	7,656.1	(662.5)	6,315.2	8,832.6
Other liabilities of discontinued operations	572.4	—	39.4	—	611.8
Minority interest	—	—	10.9	—	10.9
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	18.7	122.8	1,162.3	(1,285.1)	18.7
Additional paid-in capital	66,027.7	1,924.1	92,863.5	(94,787.6)	66,027.7
Retained earnings (accumulated deficit)	(10,809.4)	6,835.6	(13,139.4)	2,365.9	(14,747.3)
Accumulated other comprehensive income (loss)	(446.0)	(138.7)	215.5	13.2	(356.0)

	54,791.0	8,743.8	81,230.1	(93,821.8)	50,943.1
Less treasury stock, at cost	8,918.8	—	22,356.0	(22,356.0)	8,918.8

Total stockholders' equity	45,872.2	8,743.8	58,874.1	(71,465.8)	42,024.3

Total Liabilities and Stockholders' Equity	$52,049.6	$17,565.1	$63,828.4	$(65,440.8)	$68,002.3

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for the Six Months Ended June 30, 2005
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(885.2)	$465.1	$2,366.8	$—	$1,946.7

Investing Activities:
Acquisitions, net of cash acquired	—	(157.6)	(330.4)	—	(488.0)
Capital expenditures	—	(38.5)	(191.8)	—	(230.3)
Investments in and advances to affiliated companies	.2	—	(5.2)	—	(5.0)
Proceeds from dispositions	—	—	125.3	—	125.3
Proceeds (payments) from sale of investments	101.5	5.7	(1.9)	—	105.3
Other, net	—	(2.5)	—	—	(2.5)

Net cash flow provided by (used for) investing activities	101.7	(192.9)	(404.0)	—	(495.2)

Financing Activities:
Borrowings from (repayments to) banks, including commercial paper, net	2,267.2	—	(.9)	—	2,266.3
Proceeds from exercise of stock options	119.4	—	—	—	119.4
Repayment of notes and debentures	(1,402.2)	—	(16.9)	—	(1,419.1)
Purchase of Company common stock	(2,408.5)	—	—	—	(2,408.5)
Dividends	(229.8)	—	—	—	(229.8)
Payment of capital lease obligations	—	(9.0)	(27.2)	—	(36.2)
Increase (decrease) in intercompany payables	2,001.6	(266.1)	(1,735.5)	—	—
Other, net	—	—	(4.4)	—	(4.4)

Net cash flow provided by (used for) financing activities	347.7	(275.1)	(1,784.9)	—	(1,712.3)

Net increase (decrease) in cash and cash equivalents	(435.8)	(2.9)	177.9	—	(260.8)
Cash and cash equivalents at beginning of period	569.2	11.2	347.8	—	928.2

Cash and cash equivalents at end of period	$133.4	$8.3	$525.7	$—	$667.4

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for the Six Months Ended June 30, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(923.8)	$503.6	$2,499.6	$—	$2,079.4

Investing Activities:
Acquisitions, net of cash acquired	(3.1)	(.7)	(26.7)	—	(30.5)
Capital expenditures	—	(23.1)	(117.3)	—	(140.4)
Investments in and advances to affiliated companies	(1.4)	—	(7.7)	—	(9.1)
Proceeds from dispositions	—	—	10.3	—	10.3
Proceeds from sale of investments	13.6	—	5.8	—	19.4
Other, net	—	6.4	.1	—	6.5
Net cash flow used for investing activities attributable to Blockbuster	—	—	(124.9)	—	(124.9)

Net cash flow provided by (used for) investing activities	9.1	(17.4)	(260.4)	—	(268.7)

Financing Activities:
Repayments to banks, including commercial paper, net	(24.5)	—	(.6)	—	(25.1)
Proceeds from exercise of stock options	55.2	—	—	—	55.2
Purchase of Company common stock	(645.3)	—	—	—	(645.3)
Dividends	(208.2)	—	—	—	(208.2)
Payment of capital lease obligations	—	(6.0)	(27.7)	—	(33.7)
Increase (decrease) in intercompany payables	2,525.6	(484.0)	(2,041.6)	—	—
Other, net	—	—	(3.6)	—	(3.6)
Net cash flow used for financing activities attributable to Blockbuster	—	—	(87.4)	—	(87.4)

Net cash flow provided by (used for) financing activities	1,702.8	(490.0)	(2,160.9)	—	(948.1)

Net increase (decrease) in cash and cash equivalents	788.1	(3.8)	78.3	—	862.6
Cash and cash equivalents at beginning of period	212.5	26.8	611.4	—	850.7

Cash and cash equivalents at end of period	$1,000.6	$23.0	$689.7	$—	$1,713.3

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions)

Management's discussion and analysis of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

On June 14, 2005, the Company's Board of Directors approved the creation of two separate publicly traded companies through a spin-off to Viacom stockholders. The transaction, which is expected to be completed in the first quarter of 2006, will result in stockholders holding shares in both companies, and is expected to be tax-free to stockholders. The company to be spun will retain the Viacom Inc. name and will be comprised of MTV Networks, BET, Paramount Pictures, Paramount Home Entertainment and Famous Music. The other company, to be called CBS Corporation, will combine the CBS and UPN broadcast networks, Viacom Television Stations Group, Infinity Broadcasting, Viacom Outdoor, the CBS, Paramount and King World televisions production and syndication operations, as well as Showtime, Simon & Schuster and Paramount Parks.

Overview

Viacom Inc., together with its consolidated subsidiaries ("Viacom" or the "Company"), is a diversified worldwide entertainment company with operations in the following segments:

•
CABLE NETWORKS: The Cable Networks segment consists of MTV Music Television, Nickelodeon, Nick At Nite, VH1, MTV2, TV Land, Spike TV, CMT: Country Music Television, Comedy Central, MTV U, Logo, BET, BET Jazz, and Showtime among other program services. Effective January 1, 2005, Paramount Parks is reported as part of Cable Networks. Paramount Parks is principally engaged in the ownership and operation of five theme parks and a themed attraction in the U.S. and Canada. Cable Networks revenues are generated primarily from advertising sales and affiliate fees. Cable Networks contributed 34% and 33% to consolidated revenues for three and six months ended June 30, 2005, respectively and 33% and 30% for three and six months ended June 30, 2004.

•
TELEVISION: The Television segment consists of the CBS and UPN television networks, the Company's 40 owned broadcast television stations, and its television production and syndication business, including King World Productions and Paramount Television. Television revenues are generated primarily from advertising sales and television license fees. Television contributed 34% and 37% to consolidated revenues for the three and six months ended June 30, 2005, respectively and 38% and 41% for three and six months ended June 30, 2004.

•
RADIO: The Radio segment owns and operates 178 radio stations in 40 U.S. markets through Infinity Radio. Radio revenues are generated primarily from advertising sales. Radio contributed 10% and 9% to consolidated revenues for the three and six months ended June 30, 2005, respectively and 10% for three and six months ended June 30, 2004.

•
OUTDOOR: The Outdoor segment through Viacom Outdoor displays advertising on media including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks and stadium signage. Outdoor revenues are generated primarily from advertising sales. Outdoor contributed 8% to consolidated revenues for the three and six months ended June 30, 2005 and 9% and 8% for the three and six months ended June 30, 2004, respectively.

•
ENTERTAINMENT: The Entertainment segment includes Paramount Pictures, which produces and distributes theatrical motion pictures; Simon & Schuster, which publishes and distributes consumer books under imprints such as Simon & Schuster, Pocket Books, Scribner and The Free Press; and music publishing operations. Famous Players, the Company's Canadian—based theater chain, whose results were included in the Entertainment segment, was sold on July 22, 2005. Famous Players has been accounted for as a discontinued operation in the Consolidated Statement of Operations and Balance Sheet in the second quarter of 2005 and comparable prior periods have been reclassified to conform to this current presentation. Entertainment revenues are generated primarily from feature film exploitation and publishing. Entertainment contributed 15% to consolidated revenues for both the three and six months ended June 30, 2005, and 13% and 14% for three and six months ended June 30, 2004, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Effective July 1, 2005, the Company has realigned its segments to reflect the new management structure under its Co-Presidents and Co-Chief Operating Officers in anticipation of the spin-off. Accordingly, Cable Networks will include the results of MTV Networks and BET. Showtime Networks Inc. will be reported in the Television segment, and Paramount Parks and Simon & Schuster will be combined and disclosed in an "all other" category to be named Parks/Publishing. Prior periods will be reclassified to conform to this presentation.

Consolidated Results of Operations

Three and Six Months Ended June 30, 2005 versus Three and Six Months Ended June 30, 2004

Revenues

For the three months ended June 30, 2005, revenues of $5.9 billion increased 10% from $5.4 billion and for the six months ended June 30, 2005, revenues of $11.4 billion increased 8% from $10.6 billion for the same prior-year period primarily driven by increases in advertising revenues, affiliate fees and feature film exploitation, partially offset by a decline in television license fees.

The tables below present the Company's consolidated revenues by type, net of intercompany eliminations, for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,
		Percentage of Total		Percentage of Total	Better/(Worse)
Revenues by Type	2005		2004		$	%

Advertising sales	$3,599.3	61%	$3,384.0	63%	$215.3	6%
Affiliate fees	707.6	12	656.2	12	51.4	8
Feature film exploitation	634.5	11	450.4	9	184.1	41
Television license fees	283.6	5	297.3	6	(13.7)	(5)
Publishing	174.8	3	183.3	3	(8.5)	(5)
Other	476.3	8	382.8	7	93.5	24

Total Revenues	$5,876.1	100%	$5,354.0	100%	$522.1	10%

	Six Months Ended June 30,
		Percentage of Total		Percentage of Total	Better/(Worse)
Revenues by Type	2005		2004		$	%

Advertising sales	$6,991.2	62%	$6,628.3	63%	$362.9	5%
Affiliate fees	1,410.1	12	1,293.4	12	116.7	9
Feature film exploitation	1,229.6	11	972.5	9	257.1	26
Television license fees	583.5	5	669.8	6	(86.3)	(13)
Publishing	333.4	3	333.6	3	(.2)	—
Other	830.8	7	674.9	7	155.9	23

Total Revenues	$11,378.6	100%	$10,572.5	100%	$806.1	8%

Advertising sales increased $215.3 million, or 6%, to $3.6 billion for the second quarter of 2005 and $362.9 million, or 5%, to $7.0 billion for the six months ended June 30, 2005 reflecting growth in all of the Company's segments which generate advertising revenues: Cable Networks, Television, Radio and Outdoor. Cable Networks advertising revenues increased 19% for the second quarter and 22% for the

Management's Discussion and Analysis of
Results of Operations and Financial Condition

six-month period principally due to higher units sold and higher average domestic unit rates at MTVN and higher rates at BET. Television advertising revenues increased 4% for the quarter and increased slightly for the six months reflecting growth in CBS/UPN Networks primetime and for the quarter, sports, partially offset by decreases at the Stations group from weakness in the local advertising market. Outdoor advertising growth primarily reflected an increase in U.S. billboards and display revenues of 4% for the second quarter and 5% for the six-month period and increases in Europe, Canada and Mexico for the six months.

Affiliate fees increased $51.4 million, or 8%, to $707.6 million for the second quarter and $116.7 million, or 9%, to $1.4 billion for the six months ended June 30, 2005 primarily driven by subscriber growth at MTVN, BET and Showtime Networks Inc.

Feature film exploitation revenues increased $184.1 million, or 41%, to $634.5 million for the second quarter and increased $257.1 million, or 26%, to $1.2 billion for the six months ended June 30, 2005. The increase is primarily due to higher home entertainment revenues of 62% and 32%, respectively, for the three-and six-month periods, principally from DVDs, higher worldwide theatrical revenues, partially offset by lower network and syndication revenues.

Television license fees decreased $13.7 million, or 5%, to $283.6 million for the three months ended June 30, 2005 primarily reflecting lower network revenues due to the absence of license fees for Frasier and Hollywood Squares, partially offset by higher syndication revenues from the cable renewal of Everybody Loves Raymond and higher foreign syndication. For the six months ended June 30, 2005, television license fees decreased $86.3 million, or 13% to $583.5 million primarily reflecting lower network and domestic syndication revenues, partially offset by higher foreign syndication.

Publishing revenues decreased $8.5 million, or 5%, to $174.8 million for the second quarter of 2005 and decreased slightly to $333.4 million for the six months ended June 30, 2005, primarily due to lower sales in the Adult group partially offset by increases in the Children's division.

Other revenues, which include revenues from television and cable DVD and VHS sales, theme park operations and consumer products, increased $93.5 million, or 24% to $476.3 million for the second quarter and increased $155.9 million, or 23% to $830.8 million for the six months ended June 30, 2005. The increase primarily reflected higher home entertainment revenues of 63% and 40%, respectively, principally from increased DVD releases.

International Revenues

The Company generated approximately 15% of its total revenues from international regions for the three and six months ended June 30, 2005, and 13% and 14% for the three and six months ended June 30, 2004, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	Percentage of Total	2004	Percentage of Total	2005	Percentage of Total	2004	Percentage of Total

Europe	$506.5	58%	$484.1	67%	$1,086.3	64%	$960.2	66%
Canada	241.2	28	93.9	13	348.9	20	191.1	13
All other	118.1	14	140.6	20	273.1	16	298.2	21

Total International Revenues	$865.8	100%	$718.6	100%	$1,708.3	100%	$1,449.5	100%

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Operating Expenses

The table below presents the Company's consolidated operating expenses by type:

	Three Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2005		2004		$	%

Production and program	$2,014.7	64%	$1,743.8	65%	$270.9	16%
Distribution	409.3	13	246.6	9	162.7	66
Other	721.5	23	682.2	26	39.3	6

Total Operating Expenses	$3,145.5	100%	$2,672.6	100%	$472.9	18%

	Six Months Ended June 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2005		2004		$	%

Production and program	$4,183.7	67%	$3,919.9	68%	$263.8	7%
Distribution	742.4	12	587.4	10	155.0	26
Other	1,312.3	21	1,253.5	22	58.8	5

Total Operating Expenses	$6,238.4	100%	$5,760.8	100%	$477.6	8%

For the three and six months ended June 30, 2005, operating expenses of $3.1 billion and $6.2 billion increased 18% and 8%, respectively, versus the same prior-year periods.

Production and program expenses for the second quarter increased $270.9 million, or 16%, to $2.0 billion and for the six months, increased $263.8 million, or 7%, to $4.2 billion over the same prior-year periods. The increases in the three- and six-month periods primarily reflect growth in Cable Networks of 23% and 19%, respectively, principally from new programming and the inclusion of VIVA and higher amortization of feature film production costs. Also contributing to the second quarter increase was higher costs for primetime series and increased sports rights at the broadcast networks. These increases were partially offset by lower production costs associated with fewer network series.

Distribution expenses increased $162.7 million, or 66%, and $155.0 million, or 26%, respectively, for the three and six months ended June 30, 2005 primarily reflecting higher feature film distribution costs for theatrical releases and higher distribution costs associated with increased home entertainment sales of DVDs.

Other operating expenses increased $39.3 million, or 6% to $721.5 million for the second quarter and $58.8 million, or 5%, to $1.3 billion for the six months ended June 30, 2005, primarily reflecting 3% higher Outdoor expenses from higher billboard lease costs and the unfavorable impact of exchange rates, and for the six months, higher costs for publishing operations. The three and six months of 2005 also included additional costs from SportsLine.com, Inc. acquired in December 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which include expenses incurred to provide back office support, occupancy, selling and marketing costs, increased slightly to $1.1 billion for the second quarter and increased 10% to $2.2 billion for the six months ended June 30, 2005, primarily reflecting higher advertising, marketing, employee compensation and additional costs from the acquisitions of VIVA and SportsLine.com, Inc. in 2004. The six-month period also reflected higher bad debt expense as the prior year included a reversal of bad debt reserves. These increases were partially offset by severance charges of $56.2 million recorded in the second quarter of 2004 due to management changes and a gain on the sale of fixed assets. Selling, general and administrative expenses as a percentage of revenues decreased to 19% for the three months ended June 30, 2005 versus 21% for the same prior-year period and remained relatively flat at 19% for the six months ended June 30, 2005 and 2004.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Depreciation and Amortization

For the three and six months ended June 30, 2005, depreciation and amortization decreased 6% to $182.7 million and 3% to $365.3 million, respectively, primarily reflecting decreases for cable transponders and outdoor advertising properties.

Interest Expense

For the three and six months ended June 30, 2005, interest expense increased 2% and 1%, respectively, to $181.8 million and $363.2 million due to an increase in debt including higher average commercial paper borrowings and higher capital lease interest. The Company had approximately $10.7 billion and $10.0 billion of principal amount of debt outstanding (including current maturities) as of June 30, 2005 and 2004, respectively, at weighted average interest rates of 6.0% and 6.5%, respectively.

Interest Income

For the three months ended June 30, 2005, interest income increased $2.6 million to $5.6 million and for the six months ended June 30, 2005, increased $1.5 million to $9.1 million.

Other Items, Net

For the three months ended June 30, 2005, Other items, net reflected a net loss of $20.4 million principally consisting of foreign exchange losses of $10.7 million and losses of $9.2 million associated with securitizing trade receivables. Other items, net of $13.7 million for the six months ended June 30, 2005 principally reflected a gain of $64.6 from the sale of Marketwatch.com, Inc. partially offset by a non-cash charge of $26.5 million associated with other-than-temporary declines in the Company's investments, losses of $17.2 million associated with securitizing trade receivables and foreign exchange losses of $6.9 million.

Other items, net of $31.5 million for the three months ended June 30, 2004 principally reflected a gain on the sale of investments of $37.0 million, partially offset by losses of $3.7 million associated with securitizing trade receivables and foreign exchange losses of $1.6 million. For the six months ended June 30, 2004, Other items, net of $20.9 million principally reflected a gain on the sale of investments of $38.7 million and foreign exchange gains of $9.6 million, partially offset by a non-cash charge of $20.1 million associated with other-than-temporary declines in the Company's investments and losses associated with securitizing trade receivables of $7.2 million.

Provision for Income Taxes

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes. For the second quarter of 2005, the Company's effective income tax rate decreased to 38.6% from 40.9% reflecting a benefit from a $21.8 million discrete tax item. For the six months ended June 30, 2005, the Company's effective tax rate of 39.5% increased from 35.7% for the same prior-year period, as the prior year's first quarter included a tax benefit of $110.6 million from the resolution of certain of the Company's income tax audits.

Equity in Earnings (Loss) of Affiliated Companies, Net of Tax

Equity in earnings (loss) of affiliated companies, net of tax, reflects the operating results of the Company's equity investments.

Minority Interest, Net of Tax

Minority interest primarily represented the minority ownership of VIVA and certain international pay television companies.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Net Earnings (Loss) from Discontinued Operations, Net of Tax

Net earnings (loss) from discontinued operations reflect the operating results of Famous Players. Also included in the prior-year periods were the operating results of Blockbuster Inc. ("Blockbuster") which was split-off from the Company in 2004. For the three and six months ended June 30, 2005, discontinued operations reflected a net loss of $8.4 million and $20.4 million, respectively, versus earnings of $36.6 million and $122.4 million, respectively, for the same prior-year periods.

Net Earnings

The Company reported net earnings of $753.8 million for both the three months ended June 30, 2005 and 2004 and net earnings of $1.3 billion for the six months ended June 30, 2005 as compared with net earnings of $1.5 billion for the six months ended June 30, 2004. Net earnings reflected revenue growth of 10% and 8%, respectively, for the three and six months ended June 30, 2005, offset by higher expenses of 12% and 8%, respectively, the absence of a tax benefit of $110.6 million and earnings from Blockbuster, recorded in discontinued operations in the prior-year periods.

Segment Results of Operations

The tables below present the Company's revenues, operating income and depreciation and amortization by segment, for the three and six months ended June 30, 2005 and 2004, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues:
Cable Networks	$1,999.6	$1,751.3	$3,707.9	$3,182.4
Television	2,025.7	2,049.0	4,166.9	4,305.8
Radio	566.5	561.3	1,029.3	1,016.4
Outdoor	499.3	484.0	928.4	887.3
Entertainment	879.6	709.1	1,696.5	1,472.4
Eliminations	(94.6)	(200.7)	(150.4)	(291.8)

Total Revenues	$5,876.1	$5,354.0	$11,378.6	$10,572.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Operating Income:
Cable Networks	$711.1	$626.5	$1,333.6	$1,146.9
Television(a)	439.4	522.4	743.8	853.2
Radio	272.9	266.5	462.4	465.7
Outdoor	81.7	77.6	98.2	91.4
Entertainment(a)	(12.6)	57.1	62.9	119.8
Corporate expenses(a)	(67.7)	(87.7)	(116.7)	(124.2)
Residual costs(b)	(29.6)	(28.5)	(59.3)	(56.9)
Eliminations	31.5	(60.9)	44.6	(59.0)

Total Operating Income(a)	$1,426.7	$1,373.0	$2,569.5	$2,436.9

(a)
2004 total operating income includes severance charges of $56.2 million, reported as follows: Television ($10.4 million), Entertainment ($10.4 million) and Corporate expenses ($35.4 million).

(b)
Residual costs primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Depreciation and Amortization:
Cable Networks	$72.4	$78.3	$145.3	$150.8
Television	37.6	37.9	74.3	73.1
Radio	7.6	8.5	15.3	15.8
Outdoor	53.2	56.5	106.0	110.7
Entertainment	7.8	6.9	15.5	13.6
Corporate expenses	4.1	5.7	8.9	11.3

Total Depreciation and Amortization	$182.7	$193.8	$365.3	$375.3

Cable Networks (MTV Networks including MTV, Nickelodeon, Nick at Nite, VH1, MTV2, TV Land, Spike TV, CMT, Comedy Central, MTV U, and Logo (collectively, "MTVN") and Paramount Parks; BET, BET Jazz; and Showtime Networks Inc.)

(Contributed 34% and 33% to consolidated revenues for the three and six months ended June 30, 2005 versus 33% and 30% for the prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$1,999.6	$1,751.3	$3,707.9	$3,182.4
Operating income (OI)	$711.1	$626.5	$1,333.6	$1,146.9
OI as a % of revenues	36%	36%	36%	36%
Depreciation and amortization	$72.4	$78.3	$145.3	$150.8
Capital expenditures	$48.9	$34.1	$81.2	$60.2

Effective January 1, 2005, Cable Networks includes Paramount Parks, which had been included in the Entertainment segment, and two international pay TV channels, which had been included in the Television segment. Previous financial results have been reclassified to reflect these changes.

For the three and six months ended June 30, 2005, Cable Networks revenues increased $248.3 million, or 14% to $2.0 billion, and $525.5 million, or 17% to $3.7 billion, respectively. Approximately 12% of Cable Networks revenues were generated from international regions, principally Europe, for the three and six months ended June 30, 2005 and 11% and 10% for the three and six months ended June 30, 2004, respectively.

The increase in Cable Networks revenues was principally driven by advertising revenue growth of $155.1 million, or 19% for the quarter and $333.5 million, or 22% for the six months. Advertising revenues at MTVN grew 19% for the three months and 23% for the six months reflecting an overall increase in the number of units sold and higher average unit rates at domestic channels. BET advertising revenues increased 17% and 19% for the three and six months, respectively, principally due to higher rates. Cable affiliate fees increased 9% for the quarter and the six months, primarily driven by subscriber growth at MTVN, BET and Showtime. Other ancillary revenues for Cable Networks, which represent approximately 15% of Cable Networks revenues for the quarter, increased 13% benefiting from higher international licensing and syndication revenues and higher home video revenues from Comedy Central, primarily due to the Chappelle's Show: Season 2 Uncensored DVD. For the six months, other ancillary revenues for Cable Networks was 13% of total revenues, and increased 18%. VIVA,

Management's Discussion and Analysis of
Results of Operations and Financial Condition

which was acquired in August 2004, contributed 2% of Cable Networks revenue growth for the quarter and six months, or $35.0 million and $79.2 million, respectively. Parks revenues decreased 3% in the second quarter and six months primarily due to lower attendance.

For the three and six months ended June 30, 2005, Cable Networks operating income increased $84.6 million, or 14% to $711.1 million and $186.7 million, or 16% to $1.3 billion, respectively, reflecting higher revenues partially offset by increased expenses. The increase in total expenses was principally driven by higher programming costs and marketing and advertising, as well as the inclusion of VIVA, which contributed 3% and 4% to the total expense growth for the quarter and six months, respectively. Operating expenses, principally comprised of programming and production costs for the cable channels, increased 17% for the quarter and 15% for the six months. Selling, general and administrative expenses increased 15% for the quarter and 24% for the six months, of which the reversal of previously established bad debt reserves in 2004 contributed 3%. Operating income as a percentage of revenues for the all periods presented was 36%.

In the second quarter of 2005, MTVN acquired Neopets Inc., a leading children's website, for approximately $160.0 million.

Television (CBS and UPN Television Networks and Stations; Television Production and Syndication)

(Contributed 34% and 37% to consolidated revenues for the three and six months ended June 30, 2005 versus 38% and 41% for the prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$2,025.7	$2,049.0	$4,166.9	$4,305.8
Operating income (OI)	$439.4	$522.4	$743.8	$853.2
OI as a % of revenues	22%	25%	18%	20%
Depreciation and amortization	$37.6	$37.9	$74.3	$73.1
Capital expenditures	$54.1	$23.3	$70.2	$35.5

For the three and six months ended June 30, 2005, Television revenues decreased $23.3 million, or 1% to $2.0 billion, and $138.9 million, or 3% to $4.2 billion, respectively. The revenue decrease for the second quarter was principally driven by lower television license fees partially offset by higher advertising revenues at the broadcast networks and higher home entertainment revenues. CBS and UPN Networks combined advertising revenues increased 7% with a 7% increase in CBS/UPN primetime due to mid-single digit average rate increases and increases for the Masters and the NCAA Men's Basketball Championship Tournament. For the quarter, the Stations group advertising revenues declined 4% due mainly to softness in the local marketplace. For the six months ended June 30, 2005, CBS and UPN Networks combined delivered 1% higher advertising revenues led by 6% growth in CBS/UPN primetime from mid-single digit average rate increases partially offset by the absence of the Super Bowl. For the six months, the Stations group advertising revenues decreased 4% with a decrease in average unit rates mainly due to the absence of the Super Bowl, lower political spending and weakness in the local marketplace.

Television revenues for the quarter and six months reflected lower television license fee revenues principally from domestic syndication. Domestic syndication revenues decreased for the quarter and six months as the second cycle cable renewal of Everybody Loves Raymond did not match the prior-year contributions from the basic cable syndication of Star Trek: Deep Space Nine and revenues from the cancelled series Frasier and Hollywood Squares.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

For the three and six months ended June 30, 2005, Television operating income decreased $83.0 million, or 16% to $439.4 million and $109.4 million, or 13% to $743.8 million, respectively, principally due to the revenue decreases noted above. For the quarter, total expenses increased $59.6 million, or 4% to $1.6 billion, primarily due to increased production and programming expenses partially offset by a 5% decrease in selling, general and administrative expenses. For the quarter, production and programming expenses increased 3% due primarily to higher primetime series costs and increased sports rights. For the quarter, selling, general and administrative expenses decreased primarily due to a $10.4 million severance charge recorded in the prior-year quarter. For the six months, total expenses decreased $29.5 million, or 1% to $3.4 billion, reflecting lower production and programming expenses partially offset by a 2% increase in selling, general and administrative expenses. For the six months, production and programming expenses decreased 4% reflecting lower program rights for sports events partially offset by higher primetime series costs. For the six months, selling, general and administrative expenses increased reflecting additional costs for Sportsline.com, Inc. which was acquired in December 2004 partially offset by the severance charge in the prior year noted above. Operating income as a percentage of revenues was 22% and 18%, for the three and six months ended June 30, 2005, respectively, versus 25% and 20% for the prior-year periods.

Radio (Radio Stations)

(Contributed 10% and 9% to consolidated revenues for the three and six months ended June 30, 2005 and 10% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$566.5	$561.3	$1,029.3	$1,016.4
Operating income (OI)	$272.9	$266.5	$462.4	$465.7
OI as a % of revenues	48%	47%	45%	46%
Depreciation and amortization	$7.6	$8.5	$15.3	$15.8
Capital expenditures	$8.3	$5.6	$16.8	$10.6

For the three and six months ended June 30, 2005, Radio revenues increased $5.2 million, or 1% to $566.5 million, and $12.9 million, or 1% to $1.0 billion respectively. Radio's revenues are generated domestically from 178 radio stations. Radio advertising revenues increased 1% for the quarter and 2% for the six months due to increased pricing partially offset by fewer units sold. For the quarter, local advertising sales increased 2% partially offset by a decline in national advertising sales. For the six months, local and national advertising sales increased. Radio receives consideration for management services provided to Westwood One, an affiliated company. Revenues from these arrangements were approximately $16.3 million and $32.5 million for the three and six months ended June 30, 2005 versus $16.4 million and $33.0 million for the comparable prior-year periods.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Radio operating income was up $6.4 million, or 2% to $272.9 million for the quarter, and decreased $3.3 million, or 1% to $462.4 million for the six months ended June 30, 2005 primarily due to the revenue increases noted above. Operating expenses, increased $13.9 million, or 11% for the quarter and $19.5 million, or 8% for the six months ended June 30, 2005 due mainly to increased programming costs and contractual talent increases. Selling, general and administrative expenses decreased $14.3 million, or 9% for the quarter and $2.9 million, or 1% for the six months ended June 30, 2005 due primarily to the recognition of a net gain of $10 million from the sale of fixed assets partially offset by higher expenses associated with legal proceedings. Operating income as a percentage of revenues was 48% and 45%, for the three and six months ended June 30, 2005, respectively, versus 47% and 46% for the prior-year periods.

Outdoor (Outdoor Advertising Properties)

(Contributed 8% to revenues for the three and six months ended June 30, 2005 and 9% and 8% for the three and six months ended June 30, 2004.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$499.3	$484.0	$928.4	$887.3
Operating income (OI)	$81.7	$77.6	$98.2	$91.4
OI as a % of revenues	16%	16%	11%	10%
Depreciation and amortization	$53.2	$56.5	$106.0	$110.7
Capital expenditures	$15.4	$9.7	$29.1	$21.1

For the three and six months ended June 30, 2005, Outdoor revenues increased $15.3 million, or 3% to $499.3 million, and $41.1 million or 5% to $928.4 million, respectively. In the second quarter, the revenue growth was driven by a 4% increase in U.S. billboards and displays, a 21% increase in Canada and a 16% increase in Mexico. For the quarter, European revenues decreased 1%, or 4% in constant dollars, due in part to the loss of a component of the Italian transit contract. For the six months ended June 30, 2005, revenue growth was driven by a 5% increase in U.S. billboards and displays, a 14% increase in Canada and Mexico, and a 3% increase in Europe. The estimated total impact of exchange rate fluctuations for Outdoor revenues was $9.6 million in additional revenues for the three months ended June 30, 2005 and $17.9 million in additional revenues for the first six months of 2005. Approximately 45% of Outdoor's revenues were generated from international regions for the three months ended June 30, 2005 and 2004, and 46% for the six months ended June 30, 2005 and 2004.

Outdoor's operating income for the three and six months ended June 30, 2005 increased $4.1 million or 5% to $81.7 million and $6.8 million or 7% to $98.2 million, respectively. For the three months ended June 30, 2005, the increase in operating income was driven by the combination of higher revenues and a positive net impact of foreign exchange partially offset by higher expenses. In constant dollars, total expenses increased 1% for the quarter with increases in employee-related expenses and billboard lease costs partially offset by lower bad debt reserves. For the six months, total expenses increased 2% in constant dollars. Total expenses as a percentage of revenues were flat for the three months and decreased one percentage point for the six months versus the comparable prior-year periods.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Entertainment (Paramount Pictures, Simon & Schuster and Famous Music Publishing)

(Contributed 15% to consolidated revenues for the three and six months ended June 30, 2005 versus 13% and 14% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$879.6	$709.1	$1,696.5	$1,472.4
Operating income (loss) (OI)	$(12.6)	$57.1	$62.9	$119.8
OI as a % of revenues	n/m	8%	4%	8%
Depreciation and amortization	$7.8	$6.9	$15.5	$13.6
Capital expenditures	$19.8	$4.3	$26.8	$8.9

    n/m — not meaningful

For the three months ended June 30, 2005, Entertainment revenues increased $170.5 million or 24% to $879.6 million principally reflecting higher Features revenues, partially offset by lower Publishing revenues. For the six months ended June 30, 2005, Entertainment revenues increased $224.1 million, or 15% to $1.7 billion driven by higher Features revenues. Approximately 27% and 29% of Entertainment's revenues were generated from international regions, principally Europe and Canada, for the three months ended June 30, 2005 and 2004, respectively and 31% for the six months ended June 30, 2005 and 2004.

For the three months, Features revenues increased 36% driven by increases in worldwide home entertainment and theatrical revenues, partially offset by lower network, syndication and pay television revenues. For the quarter, the increase in worldwide home entertainment revenues was driven by higher DVD sales and included contributions from Lemony Snicket's: A Series of Unfortunate Events, Coach Carter and Team America: World Police. The increase in worldwide theatrical revenues was led by the contributions from second quarter theatrical releases of The Longest Yard, Sahara and War of the Worlds. Network, syndication and pay television revenues were lower than the prior-year period due to a change in mix of available titles. Publishing's revenues decreased 5% from the prior year's quarter which benefited from political titles and "Dark Tower VI—Song Of Susannah" by Stephen King.

For the six months, Features revenues increased 21% driven by increases in worldwide home entertainment and theatrical revenues, partially offset by lower network and pay television revenues. Publishing's revenues were essentially flat versus the prior year's first half.

Entertainment's operating loss of $12.6 million for the second quarter of 2005 compared with operating income of $57.1 million in the same prior-year period and reflected the timing of feature film releases and the recognition of expenses associated with these films, including higher print and advertising costs and higher amortization expense. Theatrical and home entertainment print and advertising costs for the second quarter of 2005 were approximately $170.0 million higher than the prior-year's quarter. Included in the prior year's operating results was a $10.4 million severance charge related to management changes. Total expenses, as a percentage of revenues, increased ten percentage points for the three months ended June 30, 2005 versus the comparable prior-year period.

For the six month period, Entertainment's operating income decreased $56.9 million, or 47% to $62.9 million primarily due to the timing of distribution costs and amortization expense as well as higher overhead for Features which more than offset the revenue increase. Total expenses, as a

Management's Discussion and Analysis of
Results of Operations and Financial Condition

percentage of revenues, increased four percentage points for the six months ended June 30, 2005 versus the comparable prior-year period.

Financial Position

Current assets decreased $768.1 million to $6.7 billion at June 30, 2005 from $7.5 billion at December 31, 2004 primarily due to decreases in receivables and cash and cash equivalents. The decrease in receivables principally reflected the seasonality of television advertising and publishing sales. The allowance for doubtful accounts as a percentage of receivables was 7.0% at June 30, 2005 compared with 6.1% at December 31, 2004.

Net property and equipment remained flat at $4.3 billion as capital expenditures and additional capital leases were offset by depreciation expense.

Current liabilities decreased $243.9 million to $6.6 billion at June 30, 2005 from $6.9 billion at December 31, 2004 primarily due to decreases in accrued compensation and accrued expenses and other current liabilities partially offset by increased program rights obligations at the broadcast networks. The decrease in accrued compensation and accrued expenses reflected the timing of payments. Total debt from continuing operations, including current maturities, increased $846.0 million to $10.6 billion at June 30, 2005 principally reflecting additional commercial paper borrowings and an increase in notes payable to banks partially offset by debt maturities.

Cash Flows

Cash and equivalents decreased by $260.8 million for the six months ended June 30, 2005. The change in cash and cash equivalents was as follows:

	Six Months Ended June 30,
	2005	2004

Cash provided by operating activities	$1,946.7	$2,079.4
Cash used for investing activities	(495.2)	(268.7)
Cash used for financing activities	(1,712.3)	(948.1)

Increase (decrease) in cash and cash equivalents	$(260.8)	$862.6

Operating Activities.    Cash provided by operating activities of $1.9 billion for the six months ended June 30, 2005 decreased $132.7 million versus the same prior-year period. This decrease primarily reflected the inclusion of operating cash flows from Blockbuster of $102.1 million in 2004, as well as higher cash taxes paid in 2005 partially offset by decreases to the Company's working capital.

Cash paid for income taxes for the six months ended June 30, 2005 was $671.5 million versus $571.3 million for the six months ended June 30, 2004.

Investing Activities.    Cash used for investing activities of $495.2 million for the six months ended June 30, 2005 principally reflected acquisitions of $488.0 million, consisting primarily of the acquisitions of KOVR-TV and Neopets Inc. and capital expenditures of $230.3 million, partially offset by proceeds from dispositions of $125.3 million, principally reflecting the sales of a radio station and two television stations and proceeds from the sale of investments of $105.3 million, primarily reflecting the sale of the Company's interest in Marketwatch.com, Inc. Capital expenditures increased $89.9 million or 64%, reflecting increased investment in information systems and building improvements. Cash used for

Management's Discussion and Analysis of
Results of Operations and Financial Condition

investing activities of $268.7 million for the six months ended June 30, 2004 principally reflected capital expenditures of $140.4 million and investing cash flows attributable to Blockbuster of $124.9 million.

Financing Activities.    Cash used for financing activities of $1.7 billion for the six months ended June 30, 2005 principally reflected the purchase of Company common stock of $2.4 billion, the repayment of notes and debentures of $1.4 billion and dividend payments of $229.8 million partially offset by the net proceeds from bank borrowings of $2.3 billion and from the exercise of stock options of $119.4 million. Cash used for financing activities of $948.1 million for the six months ended June 30, 2004 primarily reflected the purchase of Company common stock of $645.3 million and dividend payments of $208.2 million.

Acquisitions.    In the second quarter of 2005, the Company acquired Neopets Inc., for approximately $160.0 million and KOVR-TV, a Sacramento television station for approximately $285.0 million.

Share Purchase Program and Cash Dividends

For the six months ended June 30, 2005, on a trade date basis, the Company purchased approximately 67.1 million shares of its Class B Common Stock for $2.4 billion under its current $8.0 billion stock purchase program, of which $958.2 million was spent in the second quarter to purchase 28.0 million shares. Since inception of this program in October 2004, a total of 130.7 million shares of Class B Common Stock have been purchased through August 2, 2005 for $4.7 billion, leaving $3.3 billion remaining under the program. For the six months ended June 30, 2004, the Company purchased approximately 13.8 million shares of its Class B Common Stock for $565.8 million under its previous $3.0 billion stock purchase program

On May 26, 2005, the Company declared a quarterly cash dividend of $.07 per share on Viacom Class A and Class B Common Stock. The dividend of $111.9 million was paid on July 1, 2005 to stockholders of record at the close of business on June 7, 2005. On April 1, 2005, the Company paid $113.6 million to stockholders of record at the close of business on February 28, 2005 for the $.07 per share dividend declared on January 26, 2005.

Capital Structure

The following table sets forth the Company's long-term debt:

	At June 30, 2005	At December 31, 2004

Notes payable to banks	$1,304.7	$5.9
Commercial paper	968.1	—
Senior debt (4.625%-8.875% due 2005-2051)	7,968.7	9,421.4
Other notes	1.0	17.9
Obligations under capital leases	493.8	471.8

Total Debt	10,736.3	9,917.0
Less discontinued operations debt (a)	181.6	208.3
Less current portion	62.5	65.5

Total long-term debt from continuing operations, net of current portion	$10,492.2	$9,643.2

  (a)
  Included in "Other liabilities of discontinued operations" on the Consolidated Balance Sheets.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

The Company's total debt includes (i) an aggregate unamortized premium of $33.7 million and $35.3 million and (ii) the increase in the carrying value of the debt, since inception, relating to fair value swaps of $17.2 million and $17.4 million for the periods ended June 30, 2005 and December 31, 2004, respectively.

The senior debt of Viacom Inc. is fully and unconditionally guaranteed by its wholly owned subsidiary, Viacom International Inc. Senior debt in the amount of $52.2 million in the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

The Company's $500 million 7.15% Senior Notes due May 20, 2005 and $1.0 billion 7.75% Senior Notes due June 1, 2005 matured in the quarter.

Viacom Credit Agreement

As of June 30, 2005, the Company's credit facilities totaled $7.0 billion, comprised of a $3.0 billion revolving facility due February 2009, a $1.5 billion revolving facility due March 2006 and a $2.5 billion revolving facility, (collectively, the "Credit Facilities"). The $2.5 billion revolving facility was entered into in May 2005, and will terminate on the earlier of either November 10, 2006 or the date on which the Company consummates the contemplated separation of the Company into two publicly traded companies. The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facilities. Borrowing rates under the Credit Facilities are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin. The Company pays a facility fee based on the total amount of the commitments.

As of June 30, 2005, the Company borrowed $1.3 billion under the Credit Facilities to repay maturing debt securities. As of June 30, 2005, the Company had unused revolving credit facilities of $5.43 billion in the aggregate.

At June 30, 2005, the Company classified $1.77 billion of commercial paper and senior notes as long-term debt, reflecting its intent and ability to refinance this debt on a long-term basis.

Accounts Receivable Securitization Programs

As of June 30, 2005, the Company had an aggregate of $1.0 billion outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from these programs were used to reduce outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs meet certain performance ratios. As of June 30, 2005, the Company was in compliance with the required ratios under the receivable securitization programs.

Liquidity and Capital Resources

The Company believes that its operating cash flows ($1.9 billion at June 30, 2005), cash and cash equivalents ($666.4 million at June 30, 2005), borrowing capacity under committed bank facilities (which consisted of unused revolving credit facilities of $5.43 billion at June 30, 2005), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments and its financing requirements for the foreseeable future. The

Management's Discussion and Analysis of
Results of Operations and Financial Condition

funding for commitments to purchase sports programming rights, television and film operations, and talent contracts will come primarily from cash flow from operations.

The Company continually projects anticipated cash requirements, which include capital expenditures, share purchases, dividends, acquisitions, and principal payments on its outstanding indebtedness, as well as cash flows generated from operating activity available to meet these needs. Any net cash funding requirements are financed with short-term borrowings and long-term debt. Commercial paper borrowings, which also accommodate day-to-day changes in funding requirements, are backed by committed bank facilities that may be utilized in the event that commercial paper borrowings are not available. The Company's credit position affords sufficient access to the capital markets to meet the Company's financial requirements.

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

The Company continues to guarantee certain United Cinemas International Multiplex B.V. theater leases which are secured by bank guarantees provided by the buyer. The Company's guarantee totaled approximately $169.1 million at June 30, 2005. The Company also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres LLC and guarantees certain theater leases for approximately $11.4 million. The lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of June 30, 2005 as they were provided by the Company prior to the adoption of Financial Accounting Standards Board Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). Additionally, in connection with the July 2005 divestiture of Famous Players, the Company's Canadian-based theater chain, the Company is evaluating the leases assigned to the buyer for potential liability under FIN 45.

Additionally, the Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $374.9 million at June 30, 2005 and are not recorded in the balance sheet as of June 30, 2005.

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

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2005, the Company had pending approximately 104,700 asbestos claims, as compared with approximately 112,140 as of December 31, 2004 and approximately 116,180 as of June 30, 2004. Of the claims pending as of June 30, 2005, approximately 74,700 were pending in state courts, 27,470 in federal courts and approximately 2,530 were third party claims. During the second quarter of 2005, the Company received approximately 2,060 new claims and closed or moved to an inactive docket approximately 12,090 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos

Management's Discussion and Analysis of
Results of Operations and Financial Condition

claims pending at June 30, 2005. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury.

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

Related Parties

National Amusements, Inc. ("NAI") is a closely held corporation that beneficially owned the Company's Class A Common Stock, representing approximately 71% of the voting power of all classes of the Company's Common Stock, and approximately 12% of the Company's Class A Common Stock and Class B Common Stock on a combined basis at June 30, 2005. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board of Directors and Chief Executive Officer of the Company. On October 28, 2004, the Company entered into an agreement (the "NAIRI Agreement") with NAI and NAIRI, Inc. ("NAIRI"), a wholly owned subsidiary of NAI, pursuant to which the Company agreed to buy, and NAI and NAIRI agreed to sell, a number of shares of Viacom Class B Common Stock each month such that the ownership percentage of Viacom Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of purchases of shares of Viacom Common Stock under the Company's $8.0 billion stock purchase program announced in October 2004. Pursuant to this agreement, Viacom recorded the purchase of 7.8 million shares of Viacom Class B Common Stock from NAIRI for $276.9 million for the six months ended June 30, 2005, of which approximately $110.4 million was spent in the second quarter to purchase 3.3 million shares.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount Pictures. During the six months ended June 30, 2005 and June 30, 2004, respectively, NAI made payments to Paramount Pictures in the aggregate amounts of $4.0 million and $3.1 million.

The Company owns approximately 17% in Westwood One, Inc. ("Westwood One"), which is treated as an equity investment. Most of the Company's radio stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's radio programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and in certain instances, shares in revenue from the sale by Westwood One of Infinity's programming. In addition, certain employees of Infinity serve as officers of Westwood One for which the Company receives a management fee. CBS Television and Cable Networks also enter into programming agreements with Westwood One. Revenues from these arrangements were approximately $20.8 million and $21.6 million for the three months ended June 30, 2005 and 2004, respectively and $42.9 million and $44.5 million for the six months ended June 30, 2005 and 2004, respectively.

The Company, through the normal course of business, is involved in transactions with other affiliated companies that have not been material in any of the periods presented.

Recent Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on grant-date fair value of the award. That cost will be recognized over the vesting period during which an employee is required to provide service in exchange for the award. On April 14, 2005, the Securities and Exchange Commission issued a ruling that amended the effective date for SFAS 123R. As a result, the Company will adopt SFAS 123R on January 1, 2006.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" ("SFAS 154"), a replacement of APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", effective for fiscal years beginning after December 15, 2005. SFAS 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle as well as the changes required by an accounting pronouncement which does not include specific transition provisions. The Company does not expect the implementation of SFAS 154 to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q, including "Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and

Management's Discussion and Analysis of
Results of Operations and Financial Condition

unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company's programming; changes in technology and its effect on competition in the Company's markets; whether the proposed separation of the Company into two publicly traded companies will occur and, if it does occur, whether such separation will achieve anticipated results; changes in the Federal Communications laws and regulations; the impact of piracy on the Company's products; the impact of consolidation in the market for the Company's programming; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company's businesses generally; and other factors described in the Company's filings made under the securities laws, including, among others, those set forth under "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2004. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made only as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

In the second quarter of 2005, MTV Networks implemented a new general ledger application and a new financial reporting application. The Company reviewed the applications as they were being implemented and the internal controls over financial reporting affected by the implementation of the new applications. Where appropriate, internal controls over financial reporting have been added or modified to address the changes made during implementation. No other change in the Company's internal control over financial reporting occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of Viacom Inc.'s purchases of its Class B Common Stock during the three months ended June 30, 2005 under its $8.0 billion stock purchase program publicly announced on October 28, 2004 under which the Company is authorized to acquire from time to time up to $8 billion in Viacom Class A Common Stock and non-voting Class B Common Stock. There were no purchases of Viacom Class A Common Stock during the three months ended June 30, 2005.

	Total Number of Shares Purchased	Average Price Per Share	Total Cost of Purchase	Remaining Authorization

(In millions, except per share amounts)
March 31, 2005				$4,595.8
April 1, 2005 — April 30, 2005	6.5	$35.02	$227.7	$4,368.1
May 1, 2005 — May 31, 2005	6.8	$34.98	$237.3	$4,130.8
June 1, 2005 — June 30, 2005	14.7	$33.56	$493.2	$3,637.6

	28.0	$34.24	$958.2

Item 4.    Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Viacom Inc. was held on May 26, 2005. The following matters were voted on at the meeting: (i) the election of 12 directors, (ii) the ratification of the appointment of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm for Viacom Inc. for fiscal year 2005, (iii) the approval of the amended and restated Viacom Inc. Senior Executive Short-Term Incentive Plan and (iv) the approval of the Viacom Inc. 2005 RSU Plan for Outside Directors.

(i)
The entire nominated board of directors was elected and the votes cast for or withheld with respect to the election of each director were as follows:

	Number of Votes Cast For	Number of Votes Withheld
Name

George S. Abrams	115,583,030	5,391,421
David R. Andelman	116,291,395	4,683,055
Joseph A. Califano, Jr.	119,574,853	1,399,597
William S. Cohen	119,587,158	1,387,293
Philippe P. Dauman	116,250,385	4,724,065
Alan C. Greenberg	116,248,268	4,726,183
Charles Phillips, Jr.	119,593,546	1,380,904
Shari Redstone	116,188,809	4,785,641
Sumner M. Redstone	116,357,291	4,617,159
Frederic V. Salerno	114,593,260	6,381,190
William Schwartz	114,716,048	6,258,402
Robert D. Walter	115,083,193	5,891,258

(ii)
The votes cast for, against or abstaining with respect to the ratification of the appointment of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm for Viacom Inc. for fiscal 2005 were as follows:

For:	Against:	Abstentions:
120,556,440	272,679	145,330
(iii)
The votes cast for, against or abstaining with respect to the approval of the amended and restated Viacom Inc. Senior Executive Short-Term Incentive Plan were as follows:

For:	Against:	Abstentions:
117,838,781	2,955,545	177,299
(iv)
The votes cast for, against or abstaining and the broker non-votes with respect to the approval of the Viacom Inc. 2005 RSU Plan for Outside Directors were as follows:

For:	Against:	Abstentions:	Broker Non-Votes:
100,864,017	6,310,218	295,253	13,504,963

Item 6.    Exhibits.

Exhibit No.		Description of Document
(3)		Articles of Incorporation and By-laws
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
(a)
$2.5 Billion 18-Month Credit Agreement, dated as of May 12, 2005, among Viacom Inc., Viacom International Inc., the Subsidiary Borrowers parties thereto, the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and Bank of America, N.A., Deutsche Bank Securities, Inc., and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed May 18, 2005) (File No. 001-09553).
(b)
Amendment No. 1, dated as of May 12, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. filed May 18, 2005) (File No. 001-09553), to $3.0 Billion Five-Year Credit Agreement, dated as of February 19, 2004, among Viacom Inc., Viacom International Inc., the Subsidiary Borrowers Parties thereto, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A., as Co-Syndication Agent and Bank of America, N.A., Deutsche Bank Securities, Inc., and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2003) (File No. 001-09553).
(c)
Amendment No. 4, dated as of May 12, 2005 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Viacom Inc. filed May 18, 2005) (File No. 001-09553), to $1.5 Billion Five-Year Credit Agreement, dated as of March 7, 2001, among Viacom Inc.; Viacom International Inc.; the Subsidiary Borrowers Parties thereto; the Lenders named therein; The Chase Manhattan Bank, as Administrative Agent; Salomon Smith Barney Inc., as Syndication Agent; and Bank of America, N.A. and Fleet National Bank, as Co- Documentation Agents (incorporated by reference to Exhibit 10(cc) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2000) (File No. 001-09553), as amended by Amendment No. 1, dated as of March 5, 2002 (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2001) (File No. 001-09553), Amendment No. 2, dated as of February 28, 2003 (incorporated by reference to Exhibit 10(ee) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553), and Amendment No. 3, dated as of February 19, 2004 (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2003) (File No. 001-09553).
(d)
Letter Agreement, dated June 14, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed June 17, 2005), amending the Employment Agreement, dated July 1, 2004, between Viacom Inc. and Thomas E. Freston (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. filed July 22, 2004) (File No. 001-09553).
(e)
Letter Agreement, dated June 14, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. filed June 17, 2005), amending the Employment Agreement, dated July 1, 2004, between Viacom Inc. and Leslie Moonves (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Viacom Inc. filed July 22, 2004) (File No. 001-09553).
(f)
Viacom Inc. Senior Executive Short-Term Incentive Plan (As Amended and Restated as of January 1, 2005) (incorporated by reference to Annex B to Viacom Inc.'s Proxy Statement dated April 15, 2005) (File No. 001-09553).

	(g)	Summary of Viacom Inc. Compensation for Outside Directors (As of July 20, 2005) (filed herewith).
	(h)	Viacom Inc. 2000 Stock Option Plan for Outside Directors (As Amended and Restated as of June 14, 2005) (filed herewith).
(i) Form of Stock Option Certificate for Stock Option Grants under the Viacom Inc. 2000 Stock Option Plan for Outside Directors (initial grant form) (filed herewith).
(ii) Form of Stock Option Certificate for Stock Option Grants under the Viacom Inc. 2000 Stock Option Plan for Outside Directors (annual grant form) (filed herewith).
	(i)	Viacom Inc. 2005 RSU Plan for Outside Directors (incorporated by reference to Annex C to Viacom Inc.'s Proxy Statement dated April 15, 2005) (File No. 001-09553).
	(j)	Viacom Inc. 2005 RSU Plan for Outside Directors (As Amended and Restated as of June 14, 2005) (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIACOM INC. (Registrant)
Date: August 5, 2005	/s/ MICHAEL J. DOLAN Michael J. Dolan Executive Vice President Chief Financial Officer
Date: August 5, 2005	/s/ SUSAN C. GORDON Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description of Document
(3)		Articles of Incorporation and By-laws
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
(a)
$2.5 Billion 18-Month Credit Agreement, dated as of May 12, 2005, among Viacom Inc., Viacom International Inc., the Subsidiary Borrowers parties thereto, the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and Bank of America, N.A., Deutsche Bank Securities, Inc., and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed May 18, 2005) (File No. 001-09553).
(b)
Amendment No. 1, dated as of May 12, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. filed May 18, 2005) (File No. 001-09553), to $3.0 Billion Five-Year Credit Agreement, dated as of February 19, 2004, among Viacom Inc., Viacom International Inc., the Subsidiary Borrowers Parties thereto, the Lenders named therein, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A., as Co-Syndication Agent and Bank of America, N.A., Deutsche Bank Securities, Inc., and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2003) (File No. 001-09553).

(c)
Amendment No. 4, dated as of May 12, 2005 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Viacom Inc. filed May 18, 2005) (File No. 001-09553), to $1.5 Billion Five-Year Credit Agreement, dated as of March 7, 2001, among Viacom Inc.; Viacom International Inc.; the Subsidiary Borrowers Parties thereto; the Lenders named therein; The Chase Manhattan Bank, as Administrative Agent; Salomon Smith Barney Inc., as Syndication Agent; and Bank of America, N.A. and Fleet National Bank, as Co- Documentation Agents (incorporated by reference to Exhibit 10(cc) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2000) (File No. 001-09553), as amended by Amendment No. 1, dated as of March 5, 2002 (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2001) (File No. 001-09553), Amendment No. 2, dated as of February 28, 2003 (incorporated by reference to Exhibit 10(ee) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2002) (File No. 001-09553), and Amendment No. 3, dated as of February 19, 2004 (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2003) (File No. 001-09553).
(d)
Letter Agreement, dated June 14, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Viacom Inc. filed June 17, 2005), amending the Employment Agreement, dated July 1, 2004, between Viacom Inc. and Thomas E. Freston (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. filed July 22, 2004) (File No. 001-09553).
(e)
Letter Agreement, dated June 14, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Viacom Inc. filed June 17, 2005), amending the Employment Agreement, dated July 1, 2004, between Viacom Inc. and Leslie Moonves (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Viacom Inc. filed July 22, 2004) (File No. 001-09553).
(f)
Viacom Inc. Senior Executive Short-Term Incentive Plan (as amended and restated as of January 1, 2005) (incorporated by reference to Annex B to Viacom Inc.'s Proxy Statement dated April 15, 2005) (File No. 001-09553).
(g)	Summary of Viacom Inc. Compensation for Outside Directors (As of July 20, 2005) (filed herewith).
(h)	Viacom Inc. 2000 Stock Option Plan for Outside Directors (As Amended and Restated as of June 14, 2005) (filed herewith).
(i) Form of Stock Option Certificate for Stock Option Grants under the Viacom Inc. 2000 Stock Option Plan for Outside Directors (initial grant form) (filed herewith).
(ii) Form of Stock Option Certificate for Stock Option Grants under the Viacom Inc. 2000 Stock Option Plan for Outside Directors (annual grant form) (filed herewith).
(i)	Viacom Inc. 2005 RSU Plan for Outside Directors (incorporated by reference to Annex C to Viacom Inc.'s Proxy Statement dated April 15, 2005) (File No. 001-09553).

	(j)	Viacom Inc. 2005 RSU Plan for Outside Directors (As Amended and Restated as of June 14, 2005) (filed herewith).
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of Viacom Inc. pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of Viacom Inc. pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of Viacom Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).