Form 10-Q
period 2005-09-30
VIACOM INC
filed 2005-11-07
CIK 813828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
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
(212) 258-6000 (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

Number of shares of common stock outstanding at October 31, 2005:

Class A Common Stock, par value $.01 per share — 131,486,404

Class B Common Stock, par value $.01 per share — 1,413,937,362

VIACOM INC.
INDEX TO FORM 10-Q

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 2005 and September 30, 2004	3
	Consolidated Balance Sheets (Unaudited) at September 30, 2005 and December 31, 2004	4
	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2005 and September 30, 2004	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition.	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	50
Item 4.	Controls and Procedures.	50
	PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	51
Item 6.	Exhibits.	51

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004

Revenues		$5,942.9		$5,380.0		$17,321.5		$15,952.5

Expenses:
Operating		3,167.6		2,795.3		9,406.0		8,556.1
Selling, general and administrative		1,181.5		1,056.9		3,386.9		3,056.4
Depreciation and amortization		187.4		185.5		552.7		560.8

Total expenses		4,536.5		4,037.7		13,345.6		12,173.3

Operating income		1,406.4		1,342.3		3,975.9		3,779.2
Interest expense		(176.4)		(176.7)		(539.6)		(534.6)
Interest income		7.5		8.4		16.6		16.0
Other items, net		(.8)		8.6		12.9		29.5

Earnings from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest		1,236.7		1,182.6		3,465.8		3,290.1
Provision for income taxes		(507.8)		(433.4)		(1,388.8)		(1,186.4)
Equity in earnings (loss) of affiliated companies, net of tax		7.3		(27.7)		20.8		(38.2)
Minority interest, net of tax		(1.2)		.2		(3.6)		(1.9)

Net earnings from continuing operations		735.0		721.7		2,094.2		2,063.6
Net loss from discontinued operations		(26.5)		(1,209.3)		(46.9)		(1,086.9)

Net earnings (loss)		$708.5		$(487.6)		$2,047.3		$976.7

Basic earnings (loss) per common share:
Net earnings from continuing operations		$.47		$.42		$1.31		$1.19
Net loss from discontinued operations		$(.02)		$(.70)		$(.03)		$(.63)
Net earnings (loss)		$.45		$(.28)		$1.28		$.57
Diluted earnings (loss) per common share:
Net earnings from continuing operations		$.47		$.42		$1.30		$1.19
Net loss from discontinued operations		$(.02)		$(.70)		$(.03)		$(.63)
Net earnings (loss)		$.45		$(.28)		$1.27		$.56
Weighted average number of common shares outstanding:
Basic		1,570.3		1,725.7		1,598.3		1,727.0
Diluted		1,577.9		1,734.8		1,607.2		1,738.4
Dividends per common share	$	..07	$	..06	$	..21	$	..18

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At September 30, 2005	At December 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$810.8	$927.1
Receivables, less allowances of $288.6 (2005) and $276.7 (2004)	3,908.4	4,223.5
Inventory (Note 5)	952.9	994.1
Prepaid expenses and other current assets	1,287.9	1,283.5
Current assets of discontinued operations	33.1	65.3

Total current assets	6,993.1	7,493.5

Property and equipment:
Land	747.2	745.9
Buildings	888.4	905.0
Capital leases	692.6	689.5
Advertising structures	1,514.6	1,492.5
Equipment and other	3,507.3	3,325.0

	7,350.1	7,157.9
Less accumulated depreciation and amortization	3,040.9	2,820.0

Net property and equipment	4,309.2	4,337.9

Inventory (Note 5)	4,773.7	4,466.0
Goodwill (Note 4)	38,437.3	38,520.2
Intangibles (Note 4)	10,719.3	10,623.1
Other assets	1,913.7	2,008.0
Other assets of discontinued operations	168.4	553.6

Total Assets	$67,314.7	$68,002.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$587.9	$573.6
Accrued compensation	521.7	663.5
Accrued expenses and other current liabilities	2,989.6	3,092.9
Participants' share, residuals and royalties payable	1,265.7	1,296.6
Program rights	990.1	849.6
Income taxes payable	52.2	172.9
Current portion of long-term debt (Note 6)	63.6	65.5
Current liabilities of discontinued operations	133.0	164.9

Total current liabilities	6,603.8	6,879.5

Long-term debt (Note 6)	10,635.2	9,643.2
Deferred income tax liabilities, net	1,488.6	1,356.7
Other liabilities including pension and postretirement benefit obligations	7,700.2	7,475.9
Other liabilities of discontinued operations	527.6	611.8
Commitments and contingencies (Note 10)
Minority interest	4.5	10.9
Stockholders' Equity:
Class A Common Stock, par value $.01 per share; 750.0 shares authorized; 133.4 (2005 and 2004) shares issued	1.3	1.3
Class B Common Stock, par value $.01 per share; 10,000.0 shares authorized; 1,746.5 (2005) and 1,737.8 (2004) shares issued	17.5	17.4
Additional paid-in capital	65,924.9	66,027.7
Accumulated deficit	(12,700.0)	(14,747.3)
Accumulated other comprehensive loss (Note 1)	(398.2)	(356.0)

	52,845.5	50,943.1
Less treasury stock, at cost; 1.9 (2005 and 2004) Class A shares; and 325.6 (2005) and 224.0 (2004) Class B shares	12,490.7	8,918.8

Total stockholders' equity	40,354.8	42,024.3

Total Liabilities and Stockholders' Equity	$67,314.7	$68,002.3

See notes to consolidated financial statements.

VIACOM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,
	2005	2004

Operating Activities:
Net earnings	$2,047.3	$976.7
Less: Net loss from discontinued operations	(46.9)	(1,086.9)

Net earnings from continuing operations	2,094.2	2,063.6
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	552.7	560.8
Equity in (earnings) loss of affiliated companies, net of tax	(20.8)	38.2
Distributions from affiliated companies	27.2	18.3
Minority interest, net of tax	3.6	1.9
Change in assets and liabilities, net of effects of acquisitions	322.3	(37.8)
Net cash flow provided by (used for) operating activities attributable to discontinued operations	(19.6)	203.8

Net cash flow provided by operating activities	2,959.6	2,848.8

Investing Activities:
Acquisitions, net of cash acquired	(537.4)	(345.2)
Capital expenditures	(358.8)	(245.4)
Investments in and advances to affiliated companies	(8.2)	(12.0)
Special distribution received from Blockbuster	—	738.1
Proceeds from dispositions	535.4	11.0
Proceeds from sale of investments	119.9	69.0
Other, net	(2.5)	9.4
Net cash flow used for investing activities attributable to discontinued operations	(5.7)	(191.3)

Net cash flow provided by (used for) investing activities	(257.3)	33.6

Financing Activities:
Borrowings from (repayments to) banks, including commercial paper, net	2,441.9	(25.5)
Proceeds from exercise of stock options	153.0	94.4
Repayment of notes	(1,422.3)	(80.3)
Purchase of Company common stock	(3,597.3)	(645.3)
Dividends	(341.7)	(311.6)
Payment of capital lease obligations	(46.7)	(45.0)
Other, net	(6.4)	(4.3)
Net cash flow used for financing activities attributable to discontinued operations	(.2)	(71.4)

Net cash flow used for financing activities	(2,819.7)	(1,089.0)

Net increase (decrease) in cash and cash equivalents	(117.4)	1,793.4
Cash and cash equivalents at beginning of period (includes $1.1 million (2005) and $234.8 million (2004) of discontinued operations cash)	928.2	850.7

Cash and cash equivalents at end of period (includes $191.8 million (2004) of discontinued operations cash)	$810.8	$2,644.1

Supplemental disclosure of investing and financing activities
Equipment acquired under capitalized leases	$60.4	$76.7
Supplemental disclosure of acquisitions:
Fair value of assets acquired	$526.6	$503.8
Fair value of liabilities settled (assumed)	6.9	(152.0)
Acquisition of minority interest	3.9	(6.6)
Cash paid, net of cash acquired	(537.4)	(345.2)

Impact on stockholders' equity	$—	$—

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

Effective July 1, 2005, the Company realigned its segments to reflect the new management structure under its Co-Presidents and Co-Chief Operating Officers in anticipation of the separation of the Company into two publicly traded companies. Cable Networks includes the results of MTV Networks and BET. Showtime Networks is reported in the Television segment, and Paramount Parks and Simon & Schuster are combined and disclosed in an "all other" category named Parks/Publishing.

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

Use of Estimates—The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options only in the periods in which such effect would have been dilutive. For the three and nine months ended September 30, 2005, respectively, stock options to purchase 132.6 million and 131.4 million shares of Class B Common Stock at weighted average prices of $43.91 and $43.99 were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2004, respectively, stock options to purchase 113.2 million and 107.0 million shares of Class B Common Stock at weighted average prices of $45.32 and $45.88 were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculations of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Weighted average shares for basic EPS	1,570.3	1,725.7	1,598.3	1,727.0
Dilutive effect of shares issuable under stock-based compensation plans	7.6	9.1	8.9	11.4

Weighted average shares for diluted EPS	1,577.9	1,734.8	1,607.2	1,738.4

Comprehensive Income (Loss)—Total comprehensive income for the Company includes net earnings and other comprehensive income (loss) items listed in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net earnings (loss)	$708.5	$(487.6)	$2,047.3	$976.7
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(2.4)	43.4	(79.2)	(6.1)
Minimum pension liability adjustment	13.3	7.6	39.5	27.2
Net unrealized gain (loss) on securities	.2	(.5)	—	1.5
Change in fair value of cash flow hedges	(.1)	—	(2.5)	—

Total comprehensive income (loss)	$719.5	$(437.1)	$2,005.1	$999.3

Additional Paid-In Capital—For the nine months ended September 30, 2005, the Company recorded dividends of $335.1 million as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

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

On March 8, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting of unvested stock options having an exercise price of $38.00 or greater granted under the Company's 2000 and 1997 Long-Term Management Incentive Plans. Stock option

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

awards granted from 1999 through 2004 with respect to approximately 29 million shares of the Company's Class B Common Stock were subject to this acceleration which was effective as of March 8, 2005. Since these options had exercise prices in excess of the current market values and were not fully achieving their original objectives of incentive compensation and employee retention, the Company expects the acceleration to have a positive effect on employee morale, retention and perception of option value. The acceleration also eliminated future compensation expense the Company would otherwise recognize in its Consolidation Statements of Operations under SFAS 123R. Incremental expense of $277 million associated with the acceleration was recorded in the first quarter 2005 pro forma disclosure.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net earnings from continuing operations	$735.0	$721.7	$2,094.2	$2,063.6
Option expense, net of tax	(8.1)	(76.4)	(370.5)	(236.0)

Net earnings from continuing operations after option expense	$726.9	$645.3	$1,723.7	$1,827.6

Basic earnings per share:
Net earnings from continuing operations	$.47	$.42	$1.31	$1.19
Net earnings from continuing operations after option expense	$.46	$.37	$1.08	$1.06
Diluted earnings per share:
Net earnings from continuing operations	$.47	$.42	$1.30	$1.19
Net earnings from continuing operations after option expense	$.46	$.37	$1.07	$1.05

If the Company had applied the fair value recognition provision of SFAS 123, an expense would have been recognized in discontinued operations for the nine months ended September 30, 2005 of $.6 million. Since the vesting of stock options was accelerated in the first quarter of 2005, no additional expense would have been recognized in the third quarter of 2005. For the three and nine months ended September 30, 2004, respectively, an expense of $4.6 million and $15.5 million would have been recognized in discontinued operations.

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

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Based on the Company's analysis to date, however, it is reasonably possible that the Company may repatriate some amount and expects to be in a position to finalize its assessment by early December 2005.

2) SUBSEQUENT EVENTS

On November 3, 2005, the Company announced that CBS is acquiring CSTV Networks, Inc. for approximately $325 million. The acquisition is expected to close in January 2006, after receipt of certain government approvals, and after the proposed separation of Viacom into two publicly traded companies. At that time, consideration for the transaction will be in CBS Corporation Class B non-voting common stock.

On October 5, 2005, Viacom filed a registration statement on Form S-4 with the Securities and Exchange Commission in connection with the separation of the Company into two publicly traded companies. The transaction, which is expected to be completed by the end of 2005, rather than the first quarter of 2006, as previously indicated, will result in stockholders holding shares in both companies, and is expected to be tax-free to stockholders. The company to be spun will retain the Viacom Inc. name and will be comprised of MTV Networks, BET, Paramount Pictures, Paramount Home Entertainment and Famous Music. The other company, to be called CBS Corporation, will combine the CBS and UPN broadcast networks, Viacom Television Stations Group, Infinity Broadcasting, Viacom Outdoor, the CBS, Paramount and King World television production and syndication operations, as well as Showtime Networks, Simon & Schuster and Paramount Parks.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

3) DISCONTINUED OPERATIONS

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	Blockbuster	Famous Players	Total	Blockbuster	Famous Players	Total

Revenues from discontinued operations	$—	$39.3	$39.3	$—	$208.0	$208.0

Earnings (loss) from discontinued operations	—	4.5	4.5	—	(25.1)	(25.1)
Loss on disposition	—	(29.4)	(29.4)	—	(29.4)	(29.4)
Minority interest	—	(.1)	(.1)	—	(1.6)	(1.6)
Income tax (provision) benefit, net of minority interest	—	(1.5)	(1.5)	—	9.2	9.2

Net loss from discontinued operations	$—	$(26.5)	$(26.5)	$—	$(46.9)	$(46.9)

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	Blockbuster	Famous Players	Total	Blockbuster	Famous Players	Total

Revenues from discontinued operations	$1,410.0	$107.1	$1,517.1	$4,334.3	$283.6	$4,617.9

Earnings (loss) from discontinued operations	(1,496.1)	2.0	(1,494.1)	(1,303.3)	(10.0)	(1,313.3)
Loss on disposition	(57.3)	—	(57.3)	(57.3)	—	(57.3)
Minority interest	276.0	(.6)	275.4	241.1	(1.1)	240.0
Income tax (provision) benefit, net of minority interest	67.2	(.5)	66.7	39.8	3.9	43.7

Net earnings (loss) from discontinued operations	$(1,210.2)	$.9	$(1,209.3)	$(1,079.7)	$(7.2)	$(1,086.9)

On July 22, 2005, Viacom sold Famous Players, its Canadian-based theater chain, to Cineplex Galaxy LP for approximately $400 million. Famous Players has been presented as a discontinued operation in the consolidated financial statements for all periods presented.

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

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

4) GOODWILL AND INTANGIBLE ASSETS

For the nine months ended September 30, 2005, the changes in the book value of goodwill, by segment, were as follows:

	Balance at December 31, 2004	Acquisitions (a)	Dispositions (b)	Foreign Currency Translation Adjustments	Other Adjustments (c)	Balance at September 30, 2005

Cable Networks	$8,964.0	$166.5	$—	$(36.8)	$(23.8)	$9,069.9
Television	14,673.0	187.0	(102.9)	—	(93.7)	14,663.4
Radio	8,343.8	—	(4.3)	—	(56.4)	8,283.1
Outdoor	4,600.1	—	(.9)	(97.6)	(20.2)	4,481.4
Entertainment	1,269.2	—	—	—	—	1,269.2
Parks/Publishing	670.1	—	—	.2	—	670.3

Total	$38,520.2	$353.5	$(108.1)	$(134.2)	$(194.1)	$38,437.3

(a)
Acquisitions primarily relate to the acquisition of Neopets, Inc. and KOVR-TV.

(b)
Primarily relates to dispositions of television stations.

(c)
Adjustments primarily relate to purchase price allocations for acquisitions and the reversal of tax liabilities established in purchase price accounting that are no longer expected to be incurred.

At September 30, 2005 and December 31, 2004, the Company had approximately $10.7 billion and $10.6 billion of intangible assets, respectively. Included in these balances were FCC licenses, valued at approximately $9.5 billion at September 30, 2005 and $9.4 billion at December 31, 2004. FCC licenses are recorded as intangible assets with indefinite lives and are not subject to amortization.

The Company's intangible assets subject to amortization and related accumulated amortization were as follows:

At September 30, 2005	Gross	Accumulated Amortization	Net

Leasehold agreements	$791.3	$(314.4)	$476.9
Franchise agreements	479.7	(160.5)	319.2
Subscriber agreements	406.5	(275.3)	131.2
Other intangible assets	383.5	(120.3)	263.2

Total	$2,061.0	$(870.5)	$1,190.5

At December 31, 2004	Gross	Accumulated Amortization	Net

Leasehold agreements	$775.0	$(275.5)	$499.5
Franchise agreements	480.5	(143.8)	336.7
Subscriber agreements	406.5	(235.7)	170.8
Other intangible assets	246.6	(93.5)	153.1

Total	$1,908.6	$(748.5)	$1,160.1

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

Amortization expense relating to intangible assets was $41.3 million and $34.2 million for the three months ended September 30, 2005 and 2004, respectively, and $118.5 million and $106.7 million for the nine months ended September 30, 2005 and 2004, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the next five succeeding years to be as follows:

	2005	2006	2007	2008	2009

Amortization expense	$163.8	$159.5	$137.7	$97.3	$95.0

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

5) INVENTORY

	At September 30, 2005	At December 31, 2004

Theatrical:
Released (including acquired film libraries)	$629.6	$682.9
Completed, not released	66.6	66.0
In production	456.6	302.4
In development or pre-production	67.0	58.7
Television:
Released (including acquired film libraries)	656.3	681.8
In process and other	89.4	98.4
Program rights	3,550.9	3,377.1
Merchandise inventory	70.6	76.2
Publishing, primarily finished goods	76.4	65.6
Other	63.2	51.0

Total Inventory	5,726.6	5,460.1
Less current portion	952.9	994.1

Total Non-Current Inventory	$4,773.7	$4,466.0

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

6) BANK FINANCING AND DEBT

The following table sets forth the Company's long-term debt:

	At September 30, 2005	At December 31, 2004

Notes payable to banks	$1,004.4	$5.9
Commercial paper	1,444.1	—
Senior debt (4.625% - 8.875% due 2005-2051)	7,944.8	9,421.4
Other notes	1.0	17.9
Obligations under capital leases	457.7	471.8

Total Debt	10,852.0	9,917.0
Less discontinued operations debt (a)	153.2	208.3
Less current portion	63.6	65.5

Total long-term debt from continuing operations, net of current portion	$10,635.2	$9,643.2

(a)
Included in "Other liabilities of discontinued operations" on the Consolidated Balance Sheets.

The Company's total debt includes (i) an aggregate unamortized premium of $32.7 million and $35.3 million and (ii) the increase (decrease) in the carrying value of the debt, since inception, relating to fair value swaps of $(2.6) million and $17.4 million for the periods ended September 30, 2005 and December 31, 2004, respectively.

The senior debt of Viacom Inc. is fully and unconditionally guaranteed by its wholly owned subsidiary, Viacom International Inc. ("Viacom International"). Senior debt in the amount of $52.2 million in the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

The Company's $500 million 7.15% Senior Notes and $1.0 billion 7.75% Senior Notes matured in the second quarter of 2005.

For the nine months ended September 30, 2005, the Company repurchased approximately $3.2 million of its debt.

Viacom Credit Agreement

As of September 30, 2005, the Company's credit facilities totaled $7.0 billion, comprised of a $3.0 billion revolving facility due February 2009, a $1.5 billion revolving facility due March 2006 and a $2.5 billion revolving facility (collectively, the "Credit Facilities"). The $2.5 billion revolving facility was entered into in May 2005, and will terminate on the earlier of either November 10, 2006, or the date on which the Company consummates the expected separation of the Company into two publicly traded companies. The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facilities. Borrowing rates under the Credit Facilities are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin. The Company pays a facility fee based on the total amount of the commitments.

As of September 30, 2005, the Company had outstanding borrowings of $1.0 billion under the Credit Facilities to repay maturing debt securities. As of September 30, 2005, the Company had unused revolving credit facilities of $4.39 billion in the aggregate.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

The Credit Facilities contain covenants, which among other things, require that the Company maintain a minimum interest coverage ratio. At September 30, 2005, the Company was in compliance with all covenants under the Credit Facilities.

The Credit Facilities support commercial paper borrowings and are used for general corporate purposes. At September 30, 2005, the Company had commercial paper borrowings of $1.4 billion under its $4.5 billion commercial paper program. Borrowings under the program have maturities of less than one year.

At September 30, 2005, the Company classified $2.2 billion of commercial paper and senior notes as long-term debt, reflecting its intent and ability to refinance this debt on a long-term basis.

Accounts Receivable Securitization Programs

As of September 30, 2005, the Company had an aggregate of $1.0 billion outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from these programs were used to reduce outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs must pass certain performance ratios. As of September 30, 2005, the Company was in compliance with the required ratios under the receivable securitization programs.

7) PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended September 30,	2005	2004	2005	2004

Components of net periodic cost:
Service cost	$17.3	$15.5	$.7	$.6
Interest cost	80.4	81.1	17.3	18.0
Expected return on plan assets	(75.9)	(74.3)	(.2)	(.2)
Amortization of transition obligation	.1	.1	—	—
Amortization of unrecognized prior service cost	.5	.4	(.2)	(.2)
Recognized actuarial loss	14.6	8.8	.7	.6

Net periodic cost	$37.0	$31.6	$18.3	$18.8

	Pension Benefits		Postretirement Benefits
Nine Months Ended September 30,	2005	2004	2005	2004

Components of net periodic cost:
Service cost	$51.8	$46.6	$2.2	$2.1
Interest cost	241.2	243.2	52.0	54.0
Expected return on plan assets	(227.6)	(222.9)	(.7)	(.7)
Amortization of transition obligation	.2	.3	—	—
Amortization of unrecognized prior service cost	1.3	1.2	(.6)	(.6)
Recognized actuarial loss	44.1	26.4	2.1	1.7

Net periodic cost	$111.0	$94.8	$55.0	$56.5

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

8) SHARE PURCHASE PROGRAM AND CASH DIVIDENDS

For the nine months ended September 30, 2005, on a trade date basis, the Company purchased approximately 102.1 million shares of its Class B Common Stock for $3.6 billion under its current $8.0 billion stock purchase program, of which $1.2 billion was spent in the third quarter to purchase 35.0 million shares. From the inception of this program in October 2004, a total of 156.7 million shares of Class B Common Stock have been purchased through September 30, 2005 for $5.6 billion, leaving $2.4 billion remaining under the program. For the nine months ended September 30, 2004, the Company purchased approximately 13.8 million shares of its Class B Common Stock for $565.8 million under its previous $3.0 billion stock purchase program.

On July 20, 2005, the Company declared a quarterly cash dividend of $.07 per share on Viacom Class A and Class B Common Stock. The dividend was paid on October 1, 2005 to stockholders of record at the close of business on August 31, 2005.

9) PROVISION FOR INCOME TAXES

For the third quarter of 2005, the Company's effective income tax rate of 41.1% increased from 36.6% in the third quarter of 2004. For the nine months ended September 30, 2005, the Company's effective tax rate of 40.1% increased from 36.1% for the same prior-year period. The prior-year periods' effective income tax rates reflected the recognition of a tax benefit from the resolution of certain income tax audits.

10) COMMITMENTS AND CONTINGENCIES

Guarantees

The Company continues to remain as guarantor on certain Blockbuster store leases approximating $358 million at December 31, 2004 and secured by a $150 million letter of credit, the cost of which is reimbursed by the Company. Certain leases contain renewal options that can extend the primary lease term and remain covered by the guarantees. Blockbuster has agreed to indemnify the Company with respect to any amount paid under these guarantees. The Company has recorded a liability of $53.6 million on its Consolidated Balance Sheets reflecting the fair value of such guarantees.

The Company continues to guarantee certain United Cinemas International Multiplex B.V. theater leases which are secured by bank guarantees provided by the buyer. The Company's guarantee totaled approximately $158.8 million at September 30, 2005. The Company also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres LLC and guarantees certain theater leases for approximately $10.6 million. The lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of September 30, 2005 as they were provided by the Company prior to the adoption of FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). Additionally, in connection with the July 2005 divestiture of Famous Players, the Company's Canadian-based theater chain, the Company has recorded a liability for obligations associated with theater leases assigned to the buyer under FIN 45.

Additionally, the Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

outstanding letters of credit and surety bonds approximated $362.2 million at September 30, 2005 and are not recorded on the balance sheet as of September 30, 2005.

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

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2005, the Company had pending approximately 104,000 asbestos claims, as compared with approximately 112,140 as of December 31, 2004 and approximately 112,200 as of September 30, 2004. Of the claims pending as of September 30, 2005, approximately 73,860 were pending in state courts, 27,570 in federal courts and approximately 2,570 were third party claims. During the third quarter of 2005, the Company received approximately 2,360 new claims and closed or moved to an inactive docket approximately 3,050 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

11) REPORTABLE SEGMENTS

The following tables set forth the Company's financial performance by reportable operating segment. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based upon products and services. Effective July 1, 2005, the Company realigned its segments to reflect the new management structure under its Co-Presidents and Co-Chief Operating Officers in anticipation of the separation. Accordingly, Cable Networks includes the results of MTV Networks and BET. Showtime Networks Inc. ("Showtime Networks") is reported in the Television segment, and Paramount Parks and Simon & Schuster are

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

combined and disclosed in an "all other" category named Parks/Publishing. Prior periods have been reclassified to conform to this presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues:
Cable Networks	$1,652.9	$1,435.1	$4,696.1	$3,977.1
Television	2,154.9	2,202.8	6,834.2	6,991.6
Radio	542.0	529.3	1,571.3	1,545.7
Outdoor	493.5	478.7	1,421.9	1,366.0
Entertainment	844.6	549.0	2,207.7	1,687.8
Parks/Publishing	424.1	428.7	910.8	920.1
Eliminations	(169.1)	(243.6)	(320.5)	(535.8)

Total Revenues	$5,942.9	$5,380.0	$17,321.5	$15,952.5

Revenues generated between segments primarily reflect the licensing of feature films and television product to cable and broadcast networks and advertising sales. These transactions are recorded at fair market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Intercompany revenues:
Cable Networks	$40.7	$31.9	$32.2	$35.1
Television	36.1	142.0	88.2	298.8
Radio	6.2	5.9	18.8	18.3
Outdoor	8.6	8.9	21.6	15.8
Entertainment	77.3	54.8	159.5	167.7
Parks/Publishing	.2	.1	.2	.1

Total Intercompany Revenues	$169.1	$243.6	$320.5	$535.8

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Operating Income (Loss):
Cable Networks	$682.0	$613.4	$1,896.3	$1,642.0
Television	376.0	465.7	1,251.7	1,444.2
Radio	225.2	221.9	687.6	687.6
Outdoor	65.9	57.6	164.1	149.0
Entertainment	109.7	5.1	163.8	108.6
Parks/Publishing	98.2	92.8	94.4	102.1

Segment total	1,557.0	1,456.5	4,257.9	4,133.5
Corporate expenses	(83.5)	(52.0)	(200.2)	(176.2)
Residual costs (a)	(29.7)	(28.5)	(89.0)	(85.4)
Eliminations	(37.4)	(33.7)	7.2	(92.7)

Total Operating Income	1,406.4	1,342.3	3,975.9	3,779.2
Interest expense	(176.4)	(176.7)	(539.6)	(534.6)
Interest income	7.5	8.4	16.6	16.0
Other items, net	(.8)	8.6	12.9	29.5

Earnings from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	1,236.7	1,182.6	3,465.8	3,290.1
Provision for income taxes	(507.8)	(433.4)	(1,388.8)	(1,186.4)
Equity in earnings (loss) of affiliated companies, net of tax	7.3	(27.7)	20.8	(38.2)
Minority interest, net of tax	(1.2)	.2	(3.6)	(1.9)

Net earnings from continuing operations	735.0	721.7	2,094.2	2,063.6
Net loss from discontinued operations	(26.5)	(1,209.3)	(46.9)	(1,086.9)

Net Earnings (loss)	$708.5	$(487.6)	$2,047.3	$976.7

(a)
Residual costs primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Depreciation and Amortization:
Cable Networks	$58.3	$51.6	$165.7	$159.1
Television	45.0	42.4	128.8	129.3
Radio	7.4	6.8	22.7	22.6
Outdoor	52.3	56.8	158.3	167.5
Entertainment	3.7	4.5	14.8	12.7
Parks/Publishing	17.1	17.9	49.9	52.8
Corporate expenses	3.6	5.5	12.5	16.8

Total Depreciation and Amortization	$187.4	$185.5	$552.7	$560.8

	At September 30, 2005	At December 31, 2004

Total Assets:
Cable Networks	$13,703.6	$13,472.1
Television	26,167.2	26,142.2
Radio	14,192.9	14,313.6
Outdoor	7,003.1	7,262.6
Entertainment	3,917.7	4,079.6
Parks/Publishing	1,926.3	1,894.8
Corporate	2,083.9	2,624.0
Eliminations	(1,680.0)	(1,786.6)

Total Assets	$67,314.7	$68,002.3

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Capital Expenditures:
Cable Networks	$43.2	$18.8	$89.2	$46.7
Television	50.7	38.3	124.7	76.9
Radio	8.9	9.1	25.7	19.7
Outdoor	17.0	13.6	46.1	34.7
Entertainment	7.2	3.7	25.5	7.0
Parks/Publishing	4.8	4.7	39.0	35.7
Corporate	2.4	20.6	8.6	24.7

Total Capital Expenditures	$134.2	$108.8	$358.8	$245.4

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

	Statement of Operations for the Three Months Ended September 30, 2005
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$42.7	$1,170.0	$4,788.2	$(58.0)	$5,942.9

Expenses:
Operating	24.0	345.4	2,841.5	(43.3)	3,167.6
Selling, general and administrative	38.6	339.1	808.3	(4.5)	1,181.5
Depreciation and amortization	1.3	20.6	165.5	—	187.4

Total expenses	63.9	705.1	3,815.3	(47.8)	4,536.5

Operating income (loss)	(21.2)	464.9	972.9	(10.2)	1,406.4
Interest expense, net	(197.4)	(51.4)	79.9	—	(168.9)
Other items, net	(6.3)	(13.1)	47.6	(29.0)	(.8)

Earnings (loss) from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	(224.9)	400.4	1,100.4	(39.2)	1,236.7
Benefit (provision) for income taxes	89.7	(155.8)	(441.7)	—	(507.8)
Equity in earnings of affiliated companies, net of tax	843.7	243.0	9.4	(1,088.8)	7.3
Minority interest, net of tax	—	.6	(1.8)	—	(1.2)

Net earnings from continuing operations	708.5	488.2	666.3	(1,128.0)	735.0
Net loss from discontinued operations	—	—	(26.5)	—	(26.5)

Net earnings	$708.5	$488.2	$639.8	$(1,128.0)	$708.5

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Nine Months Ended September 30, 2005
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$135.0	$3,264.8	$14,011.6	$(89.9)	$17,321.5

Expenses:
Operating	67.0	987.5	8,443.7	(92.2)	9,406.0
Selling, general and administrative	117.7	939.7	2,341.9	(12.4)	3,386.9
Depreciation and amortization	3.6	61.5	487.6	—	552.7

Total expenses	188.3	1,988.7	11,273.2	(104.6)	13,345.6

Operating income (loss)	(53.3)	1,276.1	2,738.4	14.7	3,975.9
Interest expense, net	(589.2)	(148.2)	214.4	—	(523.0)
Other items, net	41.7	6.9	51.3	(87.0)	12.9

Earnings (loss) from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	(600.8)	1,134.8	3,004.1	(72.3)	3,465.8
Benefit (provision) for income taxes	239.7	(446.0)	(1,182.5)	—	(1,388.8)
Equity in earnings of affiliated companies, net of tax	2,408.4	602.7	24.1	(3,014.4)	20.8
Minority interest, net of tax	—	1.8	(5.4)	—	(3.6)

Net earnings from continuing operations	2,047.3	1,293.3	1,840.3	(3,086.7)	2,094.2
Net loss from discontinued operations	—	—	(46.9)	—	(46.9)

Net earnings	$2,047.3	$1,293.3	$1,793.4	$(3,086.7)	$2,047.3

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Three Months Ended September 30, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$47.5	$1,049.6	$4,333.3	$(50.4)	$5,380.0

Expenses:
Operating	23.9	300.8	2,505.9	(35.3)	2,795.3
Selling, general and administrative	37.8	282.0	749.9	(12.8)	1,056.9
Depreciation and amortization	1.2	21.8	162.5	—	185.5

Total expenses	62.9	604.6	3,418.3	(48.1)	4,037.7

Operating income (loss)	(15.4)	445.0	915.0	(2.3)	1,342.3
Interest expense, net	(188.2)	(50.6)	70.5	—	(168.3)
Other items, net	(12.0)	(2.3)	47.8	(24.9)	8.6

Earnings (loss) from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	(215.6)	392.1	1,033.3	(27.2)	1,182.6
Benefit (provision) for income taxes	86.0	(157.0)	(362.4)	—	(433.4)
Equity in earnings (loss) of affiliated companies, net of tax	(358.0)	(414.4)	(36.3)	781.0	(27.7)
Minority interest, net of tax	—	(.1)	.3	—	.2

Net earnings (loss) from continuing operations	(487.6)	(179.4)	634.9	753.8	721.7
Net loss from discontinued operations	—	(55.3)	(1,154.0)	—	(1,209.3)

Net earnings (loss)	$(487.6)	$(234.7)	$(519.1)	$753.8	$(487.6)

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Nine Months Ended September 30, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Revenues	$150.3	$2,901.8	$13,098.8	$(198.4)	$15,952.5

Expenses:
Operating	66.1	883.4	7,719.0	(112.4)	8,556.1
Selling, general and administrative	115.1	813.9	2,146.8	(19.4)	3,056.4
Depreciation and amortization	3.8	72.4	484.6	—	560.8

Total expenses	185.0	1,769.7	10,350.4	(131.8)	12,173.3

Operating income (loss)	(34.7)	1,132.1	2,748.4	(66.6)	3,779.2
Interest expense, net	(564.3)	(153.8)	199.5	—	(518.6)
Other items, net	18.0	8.4	77.7	(74.6)	29.5

Earnings (loss) from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	(581.0)	986.7	3,025.6	(141.2)	3,290.1
Benefit (provision) for income taxes	231.8	(390.7)	(1,027.5)	—	(1,186.4)
Equity in earnings (loss) of affiliated companies, net of tax	1,325.9	4.9	(29.0)	(1,340.0)	(38.2)
Minority interest, net of tax	—	(.1)	(1.8)	—	(1.9)

Net earnings from continuing operations	976.7	600.8	1,967.3	(1,481.2)	2,063.6
Net loss from discontinued operations	—	(55.3)	(1,031.6)	—	(1,086.9)

Net earnings	$976.7	$545.5	$935.7	$(1,481.2)	$976.7

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet at September 30, 2005
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Assets
Cash and cash equivalents	$85.1	$8.3	$717.4	$—	$810.8
Receivables, net	33.9	709.9	3,471.0	(306.4)	3,908.4
Inventory	8.3	240.3	843.3	(139.0)	952.9
Prepaid expenses and other current assets	138.6	177.3	984.5	(12.5)	1,287.9
Current assets of discontinued operations	33.1	—	—	—	33.1

Total current assets	299.0	1,135.8	6,016.2	(457.9)	6,993.1

Property and equipment	53.6	825.8	6,470.7	—	7,350.1
Less accumulated depreciation and amortization	13.7	459.6	2,567.6	—	3,040.9

Net property and equipment	39.9	366.2	3,903.1	—	4,309.2

Inventory	13.2	1,493.0	3,338.0	(70.5)	4,773.7
Goodwill	100.3	734.2	37,602.8	—	38,437.3
Intangibles	—	7.7	10,713.4	(1.8)	10,719.3
Investments in consolidated subsidiaries	53,148.6	14,497.0	—	(67,645.6)	—
Other assets	96.4	224.5	1,823.3	(230.5)	1,913.7
Other assets of discontinued operations	168.4	—	—	—	168.4

Total Assets	$53,865.8	$18,458.4	$63,396.8	$(68,406.3)	$67,314.7

Liabilities and Stockholders' Equity
Accounts payable	$1.4	$126.5	$485.7	$(25.7)	$587.9
Accrued expenses and other	689.6	802.4	3,272.3	(210.7)	4,553.6
Participants' share, residuals and royalties payable	—	56.0	1,303.1	(93.4)	1,265.7
Current portion of long-term debt	—	11.9	51.7	—	63.6
Current liabilities of discontinued operations	90.1	39.3	3.6	—	133.0

Total current liabilities	781.1	1,036.1	5,116.4	(329.8)	6,603.8

Long-term debt	10,235.7	97.6	301.9	—	10,635.2
Other liabilities	(1,839.6)	7,266.0	(2,626.9)	6,389.3	9,188.8
Other liabilities of discontinued operations	492.2	—	35.4	—	527.6
Minority interest	—	—	4.5	—	4.5
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	18.8	122.8	1,162.3	(1,285.1)	18.8
Additional paid-in capital	65,837.8	1,924.1	92,863.5	(94,700.5)	65,924.9
Retained earnings (accumulated deficit)	(8,762.1)	8,128.9	(11,346.0)	(720.8)	(12,700.0)
Accumulated other comprehensive income (loss)	(407.4)	(117.1)	113.5	12.8	(398.2)

	56,687.1	10,058.7	82,921.5	(96,821.8)	52,845.5
Less treasury stock, at cost	12,490.7	—	22,356.0	(22,356.0)	12,490.7

Total stockholders' equity	44,196.4	10,058.7	60,565.5	(74,465.8)	40,354.8

Total Liabilities and Stockholders' Equity	$53,865.8	$18,458.4	$63,396.8	$(68,406.3)	$67,314.7

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

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for the Nine Months Ended September 30, 2005
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(1,591.5)	$830.9	$3,720.2	$—	$2,959.6

Investing Activities:
Acquisitions, net of cash acquired	—	(158.2)	(379.2)	—	(537.4)
Capital expenditures	—	(73.5)	(285.3)	—	(358.8)
Investments in and advances to affiliated companies	(.9)	—	(7.3)	—	(8.2)
Proceeds from dispositions	—	5.1	530.3	—	535.4
Proceeds from sale of investments	105.1	6.1	8.7	—	119.9
Other, net	—	(2.5)	—	—	(2.5)
Net cash flow used for investing activities attributable to discontinued operations	—	—	(5.7)	—	(5.7)

Net cash flow provided by (used for) investing activities	104.2	(223.0)	(138.5)	—	(257.3)

Financing Activities:
Borrowings from (repayments to) banks, including commercial paper, net	2,443.1	—	(1.2)	—	2,441.9
Proceeds from exercise of stock options	153.0	—	—	—	153.0
Repayment of notes	(1,405.4)	—	(16.9)	—	(1,422.3)
Purchase of Company common stock	(3,597.3)	—	—	—	(3,597.3)
Dividends	(341.7)	—	—	—	(341.7)
Payment of capital lease obligations	—	(12.0)	(34.7)	—	(46.7)
Increase (decrease) in intercompany payables	3,751.5	(598.8)	(3,152.7)	—	—
Other, net	—	—	(6.4)	—	(6.4)
Net cash flow used for financing activities attributable to discontinued operations	—	—	(.2)	—	(.2)

Net cash flow provided by (used for) financing activities	1,003.2	(610.8)	(3,212.1)	—	(2,819.7)

Net increase (decrease) in cash and cash equivalents	(484.1)	(2.9)	369.6	—	(117.4)
Cash and cash equivalents at beginning of period	569.2	11.2	347.8	—	928.2

Cash and cash equivalents at end of period	$85.1	$8.3	$717.4	$—	$810.8

VIACOM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for the Nine Months Ended September 30, 2004
	Viacom Inc.	Viacom International	Non- Guarantor Affiliates	Eliminations	Viacom Inc. Consolidated

Net cash flow provided by (used for) operating activities	$(1,360.1)	$858.3	$3,350.6	$—	$2,848.8

Investing Activities:
Acquisitions, net of cash acquired	(3.4)	(1.0)	(340.8)	—	(345.2)
Capital expenditures	—	(56.2)	(189.2)	—	(245.4)
Investments in and advances to affiliated companies	(2.0)	—	(10.0)	—	(12.0)
Special distribution received from Blockbuster	10.0	728.1	—	—	738.1
Proceeds from dispositions	—	.6	10.4	—	11.0
Proceeds from sale of investments	47.9	—	21.1	—	69.0
Other, net	.1	9.3	—	—	9.4
Net cash flow used for investing activities attributable to discontinued operations	—	—	(191.3)	—	(191.3)

Net cash flow provided by (used for) investing activities	52.6	680.8	(699.8)	—	33.6

Financing Activities:
Repayments to banks, including commercial paper, net	(24.5)	—	(1.0)	—	(25.5)
Proceeds from exercise of stock options	94.4	—	—	—	94.4
Repayment of notes	(20.1)	—	(60.2)	—	(80.3)
Purchase of Company common stock	(645.3)	—	—	—	(645.3)
Dividends	(311.6)	—	—	—	(311.6)
Payment of capital lease obligations		(9.4)	(35.6)	—	(45.0)
Increase (decrease) in intercompany payables	3,752.7	(1,529.8)	(2,222.9)	—	—
Other, net	—	—	(4.3)	—	(4.3)
Net cash flow used for financing activities attributable to discontinued operations	—	—	(71.4)	—	(71.4)

Net cash flow provided by (used for) financing activities	2,845.6	(1,539.2)	(2,395.4)	—	(1,089.0)

Net increase (decrease) in cash and cash equivalents	1,538.1	(.1)	255.4	—	1,793.4
Cash and cash equivalents at beginning of period	212.5	26.8	611.4	—	850.7

Cash and cash equivalents at end of period	$1,750.6	$26.7	$866.8	$—	$2,644.1

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions)

Management's discussion and analysis of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

On October 5, 2005, Viacom filed a registration statement on Form S-4 with the Securities and Exchange Commission in connection with the separation of the Company into two publicly traded companies. The transaction, which is expected to be completed by the end of 2005, rather than the first quarter of 2006, as previously indicated, will result in stockholders holding shares in both companies, and is expected to be tax-free to stockholders. The company to be spun will retain the Viacom Inc. name and will be comprised of MTV Networks, BET, Paramount Pictures, Paramount Home Entertainment and Famous Music. The other company, to be called CBS Corporation, will combine the CBS and UPN broadcast networks, Viacom Television Stations Group, Infinity Broadcasting, Viacom Outdoor, the CBS, Paramount and King World television production and syndication operations, as well as Showtime Networks, Simon & Schuster and Paramount Parks.

Overview

Viacom Inc., together with its consolidated subsidiaries ("Viacom" or the "Company"), is a diversified worldwide entertainment company. Effective July 1, 2005, the Company realigned its segments to reflect the new management structure under its Co-Presidents and Co-Chief Operating Officers in anticipation of the separation. Accordingly, Cable Networks include the results of MTV Networks and BET. Showtime Networks is reported in the Television segment, and Paramount Parks and Simon & Schuster are combined and disclosed in an "all other" category named Parks/Publishing. Additionally, Famous Players, the Company's Canadian-based theater chain, whose results were included in the Entertainment segment, was sold on July 22, 2005. Famous Players has been accounted for as a discontinued operation in the consolidated financial statements. Prior periods have been reclassified to conform to this current presentation.

The Company operates in the following segments:

•
CABLE NETWORKS: The Cable Networks segment consists of MTV Music Television, Nickelodeon, Nick At Nite, VH1, MTV2, TV Land, Spike TV, CMT: Country Music Television, Comedy Central, MTV U, Logo, BET, and BET Jazz, among other program services. Cable Networks revenues are generated primarily from advertising sales and affiliate fees. Cable Networks contributed 28% and 27% to consolidated revenues for the three and nine months ended September 30, 2005, and 27% and 25% for the three and nine months ended September 30, 2004, respectively.

•
TELEVISION: The Television segment consists of the CBS and UPN television networks, the Company's 40 owned broadcast television stations, its television production and syndication business, including King World Productions and Paramount Television, and Showtime Networks. Television revenues are generated primarily from advertising sales, affiliate fees and television license fees. Television contributed 36% and 39% to consolidated revenues for the three and nine months ended September 30, 2005, and 41% and 44% for the three and nine months ended September 30, 2004, respectively.

•
RADIO: The Radio segment owns and operates 178 radio stations in 40 U.S. markets through Infinity Radio. Radio revenues are generated primarily from advertising sales. Radio contributed 9% to consolidated revenues for both the three and nine months ended September 30, 2005 and 10% for both the three and nine months ended September 30, 2004.

•
OUTDOOR: The Outdoor segment through Viacom Outdoor displays advertising on media including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks and stadium signage. Outdoor revenues are generated primarily from advertising sales. Outdoor contributed 8% to consolidated revenues for the three and nine months ended September 30, 2005 and 9% for the three and nine months ended September 30, 2004.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

•
ENTERTAINMENT: The Entertainment segment includes Paramount Pictures, which produces and distributes theatrical motion pictures; music publishing operations and the operation of Films Paramount, a theater located in Paris, France. Entertainment revenues are generated primarily from feature film exploitation and music publishing. Entertainment contributed 14% and 13% to consolidated revenues for the three and nine months ended September 30, 2005, and 10% and 11% for the three and nine months ended September 30, 2004, respectively.

•
PARKS/PUBLISHING: This all other category includes Simon & Schuster's consumer book publishing business with imprints such as Simon & Schuster, Pocket Books, Scribner and The Free Press. Paramount Parks is principally engaged in the ownership and operation of five theme parks and a themed attraction in the U.S. and Canada. Parks/Publishing contributed 7% and 5% to consolidated revenues for the three and nine months ended September 30, 2005, and 8% and 6% for the three and nine months ended September 30, 2004, respectively.

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2005 versus Three and Nine Months Ended September 30, 2004

Revenues

For the three months ended September 30, 2005, revenues of $5.9 billion increased 10% from $5.4 billion and for the nine months ended September 30, 2005, revenues of $17.3 billion increased 9% from $16.0 billion for the same prior-year period primarily driven by increases in advertising revenues, affiliate fees and feature film exploitation, partially offset by a decline in television license fees.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

The tables below present the Company's consolidated revenues by type, net of intercompany eliminations, for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,
		Percentage of Total		Percentage of Total	Better/(Worse)
Revenues by Type	2005		2004		$	%

Advertising sales	$3,331.2	56%	$3,064.4	57%	$266.8	9%
Affiliate fees	712.5	12	656.6	12	55.9	9
Feature film exploitation	746.3	13	475.3	9	271.0	57
Television license fees	407.0	7	431.2	8	(24.2)	(6)
Publishing	193.0	3	206.4	4	(13.4)	(6)
Other	552.9	9	546.1	10	6.8	1

Total Revenues	$5,942.9	100%	$5,380.0	100%	$562.9	10%

	Nine Months Ended September 30,
		Percentage of Total		Percentage of Total	Better/(Worse)
Revenues by Type	2005		2004		$	%

Advertising sales	$10,322.4	60%	$9,701.7	61%	$620.7	6%
Affiliate fees	2,122.6	12	1,950.0	12	172.6	9
Feature film exploitation	1,975.9	11	1,447.8	9	528.1	36
Television license fees	990.5	6	1,101.0	7	(110.5)	(10)
Publishing	526.4	3	540.0	3	(13.6)	(3)
Other	1,383.7	8	1,212.0	8	171.7	14

Total Revenues	$17,321.5	100%	$15,952.5	100%	$1,369.0	9%

Advertising sales increased $266.8 million, or 9%, to $3.3 billion for the third quarter of 2005 and $620.7 million, or 6%, to $10.3 billion for the nine months ended September 30, 2005 reflecting growth in all of the Company's segments which generate advertising revenues: Cable Networks, Television, Radio and Outdoor. Cable Networks advertising revenues increased 17% for the third quarter and 20% for the nine-month period principally due to higher units sold and higher average domestic unit rates. Television advertising revenues increased 7% for the quarter and 2% for the nine months reflecting growth in CBS/UPN Networks primetime and for the quarter, sports. The increase for the nine months was partially offset by decreases at the Stations group due to the absence of the Super Bowl, lower political advertising spending and weakness in the local advertising market. Outdoor advertising growth primarily reflected an increase in North American properties of 6% for both the third quarter and nine-month periods and increases in Europe for the nine months.

Affiliate fees increased $55.9 million, or 9%, to $712.5 million for the third quarter and $172.6 million, or 9%, to $2.1 billion for the nine months ended September 30, 2005 primarily driven by rate increases and subscriber growth at MTVN and BET and subscriber growth at Showtime Networks.

Feature film exploitation revenues increased $271.0 million, or 57%, to $746.3 million for the third quarter and increased $528.1 million, or 36%, to $2.0 billion for the nine months ended September 30, 2005. The increase is primarily due to higher worldwide theatrical revenues, which more than doubled over the prior year periods, driven by contributions from War of The Worlds, increased home entertainment revenues and higher pay television revenues.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Television license fees decreased $24.2 million, or 6%, to $407.0 million for the third quarter and $110.5 million, or 10%, to $990.5 million for the nine months ended September 30, 2005. The decrease primarily reflected lower domestic syndication revenues due to the mix of available titles, partially offset by higher foreign syndication revenues. The nine months also reflected lower network revenues due to the absence of license fees for Frasier, which is no longer in production.

Publishing revenues decreased $13.4 million, or 6%, to $193.0 million for the third quarter and $13.6 million, or 3%, to $526.4 million for the nine months ended September 30, 2005, primarily due to lower sales in the Adult group, partially offset by higher sales in the Children's division for the nine-month period.

Other revenues, which include revenues from television and cable DVD and VHS sales, theme park operations and consumer products, increased $6.8 million, or 1%, to $552.9 million for the third quarter primarily reflecting 4% higher parks revenue from increased per capita spending and higher attendance and 2% higher home entertainment revenues. For the nine months ended September 30, 2005, other revenues increased $171.7 million, or 14%, to $1.4 billion, primarily reflecting 33% higher home entertainment revenues, principally from increased DVD sales.

International Revenues

The Company generated approximately 18% and 16% of its total revenues from international regions for the three and nine months ended September 30, 2005, respectively, and 15% and 14% for the three and nine months ended September 30, 2004, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	Percentage of Total	2004	Percentage of Total	2005	Percentage of Total	2004	Percentage of Total

Europe	$662.0	63%	$503.1	63%	$1,748.3	64%	$1,463.3	65%
Canada	133.1	13	120.3	15	482.0	17	311.4	14
All other	246.2	24	181.0	22	519.3	19	479.2	21

Total International Revenues	$1,041.3	100%	$804.4	100%	$2,749.6	100%	$2,253.9	100%

Total Expenses

For the three and nine months ended September 30, 2005, total expenses included several non-recurring items. An impairment charge of approximately $18.9 million was recorded in connection with the sale of two TV stations. Hurricanes Katrina and Rita resulted in incremental expenses of $14.9 million, principally in Outdoor, Television and Cable Networks segments. In addition, Viacom recorded expenses of $17.3 million for the quarter and $18.9 million for the nine months, associated with its separation plans.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Operating Expenses

The table below presents the Company's consolidated operating expenses by type:

	Three Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2005		2004		$	%

Production and program	$2,124.2	67%	$1,770.7	63%	$353.5	20%
Distribution	313.8	10	319.7	12	(5.9)	(2)
Other	729.6	23	704.9	25	24.7	4

Total Operating Expenses	$3,167.6	100%	$2,795.3	100%	$372.3	13%

	Nine Months Ended September 30,
		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2005		2004		$	%

Production and program	$6,307.9	67%	$5,690.6	66%	$617.3	11%
Distribution	1,056.2	11%	907.1	11	149.1	16
Other	2,041.9	22	1,958.4	23	83.5	4

Total Operating Expenses	$9,406.0	100%	$8,556.1	100%	$849.9	10%

For the three months ended September 30, 2005, operating expenses increased $372.3 million, or 13%, to $3.2 billion. For the nine months ended September 30, 2005 operating expenses increased $849.9 million, or 10%, to $9.4 billion.

Production and program expenses for the third quarter increased $353.5 million, or 20%, to $2.1 billion and for the nine months, increased $617.3 million, or 11%, to $6.3 billion over the same prior-year periods. The increases in the three- and nine-month periods primarily reflected higher amortization of feature film production costs, higher participation and residual expenses, increases for original cable series and acquired cable programming, and the inclusion of VIVA. These increases were partially offset by lower network production due to the absence of Frasier production costs.

Distribution expenses decreased $5.9 million, or 2%, to $313.8 million for the third quarter of 2005, primarily reflecting lower feature film distribution costs. For the nine months ended September 30, 2005, distribution expenses increased $149.1 million, or 16%, to $1.1 billion primarily reflecting higher feature film distribution costs for theatrical releases and higher distribution costs associated with increased home entertainment sales of television and feature film DVDs.

Other operating expenses increased $24.7 million, or 4%, to $729.6 million for the third quarter and $83.5 million, or 4%, to $2.0 billion for the nine months ended September 30, 2005, primarily reflecting higher Outdoor expenses of 5% and 4%, respectively, principally associated with costs from the impact of hurricanes Katrina and Rita. The three and nine months of 2005 also included additional costs from SportsLine.com, Inc. acquired in December 2004.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which include expenses incurred to provide back office support, occupancy, selling and marketing costs, increased 12% to $1.2 billion for the third quarter and increased 11% to $3.4 billion for the nine months ended September 30, 2005, primarily reflecting higher advertising, marketing, employee compensation, an impairment charge of $18.9 million from the sale of two TV stations and expenses associated with the Company's announced separation of $17.3 million for the third quarter and $18.9 million for the nine months ended September 30, 2005. The nine-month period also reflected additional costs from the acquisitions of VIVA and SportsLine.com, Inc., higher bad debt expense as the prior year included a reversal of bad debt reserves, partially offset by severance charges of $56.2 million recorded in the second quarter of 2004 due to management changes. Selling, general and administrative expenses as a percentage of revenues remained flat at 20% for the third quarter of 2005 and 2004 and was 20% for the nine months ended September 30, 2005 versus 19% for the same prior-year period.

Depreciation and Amortization

For the three months ended September 30, 2005, depreciation and amortization increased $1.9 million, or 1%, to $187.4 million and for the nine months ended September 30, 2005, decreased $8.1 million, or 1%, to $552.7 million.

Interest Expense

For the three months ended September 30, 2005, interest expense decreased slightly to $176.4 million from $176.7 million and for the nine months increased 1% to $539.6 million from $534.6 million. The Company had approximately $10.9 billion and $9.7 billion of principal amount of debt outstanding (including current maturities) as of September 30, 2005 and 2004, respectively, at weighted average interest rates of 6.1% and 6.5%, respectively.

Interest Income

For the three months ended September 30, 2005, interest income decreased $.9 million to $7.5 million and for the nine months ended September 30, 2005, increased $.6 million to $16.6 million.

Other Items, Net

For the three months ended September 30, 2005, Other items, net reflected a net loss of $.8 million principally consisting of foreign exchange losses of $2.0 million and losses of $10.5 million associated with securitizing trade receivables, partially offset by a gain of $11.7 million on the sale of investments. Other items, net of $12.9 million for the nine months ended September 30, 2005 principally reflected a gain of $64.6 million from the sale of Marketwatch.com, Inc. and a net gain of $11.9 million on the sale of other investments, partially offset by a non-cash charge of $26.5 million associated with other-than-temporary declines in the Company's investments, losses of $27.7 million associated with securitizing trade receivables and foreign exchange losses of $8.9 million.

Other items, net of $8.6 million for the three months ended September 30, 2004 principally reflected foreign exchange gains of $15.9 million, partially offset by losses of $5.4 million associated with securitizing trade receivables and a net loss on the sale of investments of $2.0 million. For the nine

Management's Discussion and Analysis of
Results of Operations and Financial Condition

months ended September 30, 2004, Other items, net of $29.5 million principally reflected a gain on the sale of investments of $36.7 million and foreign exchange gains of $25.5 million, partially offset by a non-cash charge of $20.1 million associated with other-than-temporary declines in the Company's investments and losses associated with securitizing trade receivables of $12.6 million.

Provision for Income Taxes

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings before income taxes. For the third quarter of 2005, the Company's effective income tax rate of 41.1% increased from 36.6% in the third quarter of 2004. For the nine months ended September 30, 2005, the Company's effective tax rate of 40.1% increased from 36.1% for the same prior-year period. The prior-year periods' effective income tax rates reflected the recognition of a tax benefit from the resolution of certain income tax audits.

Equity in Earnings (Loss) of Affiliated Companies, Net of Tax

Equity in earnings (loss) of affiliated companies, net of tax, reflects the operating results of the Company's equity investments.

Minority Interest, Net of Tax

Minority interest primarily represented the minority ownership of VIVA and certain international pay television companies.

Net Loss from Discontinued Operations, Net of Tax

Net loss from discontinued operations for the three and nine months ended September 30, 2005 and 2004 include the results of Famous Players prior to its disposition on July 22, 2005 and, for the 2005 periods, a net loss of $29.4 million on the transaction. Also included in the prior-year periods were the operating results of Blockbuster Inc. ("Blockbuster") which was split-off from the Company in 2004. For the three and nine months ended September 30, 2005, net losses from discontinued operations were $26.5 million and $46.9 million, respectively, versus net losses of $1.2 billion and $1.1 billion, respectively, for the same prior-year periods.

Net Earnings (Loss)

The Company reported net earnings of $708.5 million for the three months ended September 30, 2005 versus a net loss of $487.6 million for the comparable prior-year period and net earnings of $2.0 billion for the nine months ended September 30, 2005 as compared with net earnings of $976.7 million for the nine months ended September 30, 2004. Net earnings reflected revenue growth of 10% and 9%, respectively, for the three and nine months ended September 30, 2005, offset by higher expenses of 12% and 10%, respectively, the absence of a tax benefit of $38.8 million and $149.3 million for the three and nine months ended September 30, 2004, respectively, and earnings from Blockbuster, recorded in discontinued operations in the prior-year periods.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Segment Results of Operations

The tables below present the Company's revenues, operating income and depreciation and amortization by segment, for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues:
Cable Networks	$1,652.9	$1,435.1	$4,696.1	$3,977.1
Television	2,154.9	2,202.8	6,834.2	6,991.6
Radio	542.0	529.3	1,571.3	1,545.7
Outdoor	493.5	478.7	1,421.9	1,366.0
Entertainment	844.6	549.0	2,207.7	1,687.8
Parks/Publishing	424.1	428.7	910.8	920.1
Eliminations	(169.1)	(243.6)	(320.5)	(535.8)

Total Revenues	$5,942.9	$5,380.0	$17,321.5	$15,952.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Operating Income:
Cable Networks	$682.0	$613.4	$1,896.3	$1,642.0
Television(a)	376.0	465.7	1,251.7	1,444.2
Radio	225.2	221.9	687.6	687.6
Outdoor	65.9	57.6	164.1	149.0
Entertainment(a)	109.7	5.1	163.8	108.6
Parks/Publishing	98.2	92.8	94.4	102.1
Corporate expenses(a)	(83.5)	(52.0)	(200.2)	(176.2)
Residual costs(b)	(29.7)	(28.5)	(89.0)	(85.4)
Eliminations	(37.4)	(33.7)	7.2	(92.7)

Total Operating Income(a)	$1,406.4	$1,342.3	$3,975.9	$3,779.2

(a)
2004 total operating income includes severance charges of $56.2 million, reported as follows: Television ($10.4 million), Entertainment ($10.4 million) and Corporate expenses ($35.4 million).

(b)
Residual costs primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Depreciation and Amortization:
Cable Networks	$58.3	$51.6	$165.7	$159.1
Television	45.0	42.4	128.8	129.3
Radio	7.4	6.8	22.7	22.6
Outdoor	52.3	56.8	158.3	167.5
Entertainment	3.7	4.5	14.8	12.7
Parks/Publishing	17.1	17.9	49.9	52.8
Corporate expenses	3.6	5.5	12.5	16.8

Total Depreciation and Amortization	$187.4	$185.5	$552.7	$560.8

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Cable Networks (Basic Cable Television Services through MTV Networks including, among others domestically, MTV, Nickelodeon, Nick at Nite, VH1, MTV2, TV Land, Spike TV, CMT, Comedy Central, MTV U, and Logo, and among others internationally, VIVA, The Music Factory and base (collectively "MTVN"); BET and, BET Jazz.)

(Contributed 28% and 27% to consolidated revenues for the three and nine months ended September 30, 2005 versus 27% and 25% for the prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$1,652.9	$1,435.1	$4,696.1	$3,977.1
Operating income (OI)	$682.0	$613.4	$1,896.3	$1,642.0
OI as a % of revenues	41%	43%	40%	41%
Depreciation and amortization	$58.3	$51.6	$165.7	$159.1
Capital expenditures	$43.2	$18.8	$89.2	$46.7

Effective January 1, 2005, Cable Networks includes two international pay TV channels, which had been included in the Television segment. Effective July 1, 2005, Showtime Networks and Paramount Parks, previously included in Cable Networks, are now included in the Television segment and Parks/Publishing, respectively. Previous financial results have been reclassified to reflect these changes.

For the three and nine months ended September 30, 2005, Cable Networks revenues increased $217.8 million, or 15%, to $1.7 billion, and $719.0 million, or 18%, to $4.7 billion, respectively. Approximately 12% and 14% of Cable Networks revenues were generated from international regions, principally Europe, for the three and nine months ended September 30, 2005, respectively, and 12% for the three and nine months ended September 30, 2004.

The increase in Cable Networks revenues was principally driven by advertising revenue growth of $146.4 million, or 17%, for the quarter and $470.1 million, or 20%, for the nine months. Advertising revenues at MTVN grew 16% for the three months and 20% for the nine months reflecting an overall increase in the number of units sold and higher average unit rates at domestic channels. BET advertising revenues increased 31% and 23% for the three and nine months, respectively, principally due to higher rates and an increase in the number of units sold. Cable affiliate fees increased 10% for the quarter and 11% for the nine months, driven by rate increases and subscriber growth. Ancillary revenues for Cable Networks, which represented approximately 11% of Cable Networks revenues for the quarter, increased 20% benefiting from higher domestic syndication revenues at Comedy Central, primarily for South Park. For the nine months, ancillary revenues for Cable Networks were 10% of total revenues, and increased 32%, primarily from increased worldwide syndication revenue and higher home entertainment revenues. VIVA, which was acquired in August 2004, contributed 1% of Cable Networks revenue growth for the quarter and 2% for the nine months, or $10.7 million and $89.9 million, respectively.

For the three and nine months ended September 30, 2005, Cable Networks operating income increased $68.6 million, or 11%, to $682.0 million and $254.3 million, or 15%, to $1.9 billion, respectively, reflecting higher revenues partially offset by increased expenses. The increase in total expenses was principally driven by higher programming costs and marketing and advertising, as well as the inclusion of VIVA, which contributed 2% and 4% to the total expense growth for the quarter and nine months,

Management's Discussion and Analysis of
Results of Operations and Financial Condition

respectively. Operating expenses, principally comprised of programming and production costs for the cable channels, increased 22% for the quarter and nine months. Selling, general and administrative expenses increased 14% for the quarter and 20% for the nine months, of which the reversal of previously established bad debt reserves in 2004 contributed 2%. Operating income as a percentage of revenues for the quarter decreased to 41% from 43% and for the nine months to 40% from 41%. The margin decrease in the third quarter is a result of increased investments in programming and new worldwide business initiatives at MTVN.

In the third quarter of 2005, MTVN acquired Neopets Inc., a leading children's website, for approximately $160.0 million. On October 13, 2005, MTVN acquired IFILM, Corp. for $49.0 million.

Television (CBS and UPN Television Networks and Stations; Television Production and Syndication; and Showtime Networks)

(Contributed 36% and 39% to consolidated revenues for the three and nine months ended September 30, 2005 versus 41% and 44% for the prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$2,154.9	$2,202.8	$6,834.2	$6,991.6
Operating income (OI)	$376.0	$465.7	$1,251.7	$1,444.2
OI as a % of revenues	17%	21%	18%	21%
Depreciation and amortization	$45.0	$42.4	$128.8	$129.3
Capital expenditures	$50.7	$38.3	$124.7	$76.9

For the three and nine months ended September 30, 2005, Television revenues decreased $47.9 million, or 2%, to $2.2 billion and $157.4 million, or 2%, to $6.8 billion, respectively. For the quarter, advertising revenue growth of 7% was more than offset by lower television license revenues. CBS/UPN Networks combined advertising revenues increased 11% with a 13% increase in CBS primetime due to 12% average rate increases and increased sports revenues reflecting an additional NFL telecast as well as higher average rates. For the quarter, the Stations group delivered 1% year-over-year advertising revenue growth. Television license revenues decreased 25% primarily due to fewer titles available for initial syndication versus the prior year's third quarter which included the syndication of CSI: Crime Scene Investigation and Girlfriends to the Company's Cable Networks. Affiliate revenues at Showtime Networks increased 6% for the three and nine month periods principally reflecting growth in the number of subscribers. For the nine months ended September 30, 2005 Television advertising revenue growth of 2% was more than offset by lower television license revenues. CBS/UPN Networks delivered 3% advertising revenue growth led by increases of 8% in CBS primetime with 8% average rate increases. For the nine months, the Stations group advertising revenue decreased 3% reflecting the absence of the Super Bowl, decreased political spending and weakness in the local advertising market. Television revenues for the nine months reflected decreases in domestic syndication and network license fee revenues partially offset by increased foreign syndication revenues. Domestic syndication revenues decreased as the current year's titles available for initial syndication did not match the prior year contributions from Star Trek: Deep Space Nine and revenues from the canceled series Hollywood Squares. Network license fee revenues were lower primarily due to the absence of revenues from the series Frasier.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

During the third quarter, the Stations group signed definitive agreements to sell WUPL-TV in New Orleans to Belo Corp. for approximately $14.5 million and KAUT-TV in Oklahoma City to The New York Times Company for approximately $22.0 million, as part of a strategic restructuring. An impairment charge of $18.9 million was recorded in the quarter for the station sales. The sale of KAUT-TV closed on November 3, 2005.

For the three and nine months ended September 30, 2005, Television operating income decreased 19% and 13%, respectively, principally due to the revenue decreases noted above. Operating expenses, primarily comprised of production costs and programming expenses, were flat for the quarter and decreased 1% for the nine months. Operating income, as a percentage of revenues, decreased to 17% from 21% for the quarter and decreased to 18% from 21% for the nine months ended September 30, 2005 versus the comparable prior-year periods.

Radio (Radio Stations)

(Contributed 9% to consolidated revenues for the three and nine months ended September 30, 2005 and 10% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$542.0	$529.3	$1,571.3	$1,545.7
Operating income (OI)	$225.2	$221.9	$687.6	$687.6
OI as a % of revenues	42%	42%	44%	44%
Depreciation and amortization	$7.4	$6.8	$22.7	$22.6
Capital expenditures	$8.9	$9.1	$25.7	$19.7

For the three and nine months ended September 30, 2005, Radio revenues increased $12.7 million, or 2%, to $542.0 million, and $25.6 million, or 2%, to $1.6 billion, respectively. Radio's revenues are generated domestically from 178 radio stations. Radio advertising revenues increased 3% for the quarter and 2% for the nine months due to increased pricing in both periods, partially offset by fewer units sold for the nine-month period. For both the quarter and nine months, local and national advertising sales increased 3% and 2%, respectively. Radio receives consideration for management services provided to Westwood One, Inc. ("Westwood One"), an affiliated company. Revenues from these arrangements were approximately $15.2 million and $47.7 million for the three and nine months ended September 30, 2005 versus $16.7 million and $49.7 million for the comparable prior-year periods.

Radio operating income was up $3.3 million, or 1%, to $225.2 million for the quarter, and was unchanged at $687.6 for the nine months ended September 30, 2005 as a result of higher expenses offsetting the revenue increases. Operating expenses, increased $10.2 million, or 7%, for the quarter and $29.7 million, or 8%, for the nine months ended September 30, 2005 due mainly to higher programming costs and contractual talent increases. Selling, general and administrative expenses decreased $1.2 million, or 1%, for the quarter. For the nine months, selling, general and administrative expenses decreased $4.1 million, or 1%, due primarily to the recognition of a net gain of $10.0 million from the sale of fixed assets partially offset by higher expenses associated with legal proceedings. Operating income as a percentage of revenues was 42% for the three months ended September 30, 2005 and September 30, 2004, and 44% for the nine months ended September 30, 2005 and September 30, 2004.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Outdoor (Outdoor Advertising Properties)

(Contributed 8% to revenues for the three and nine months ended September 30, 2005 and 9% for the three and nine months ended September 30, 2004.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$493.5	$478.7	$1,421.9	$1,366.0
Operating income (OI)	$65.9	$57.6	$164.1	$149.0
OI as a % of revenues	13%	12%	12%	11%
Depreciation and amortization	$52.3	$56.8	$158.3	$167.5
Capital expenditures	$17.0	$13.6	$46.1	$34.7

For the three and nine months ended September 30, 2005, Outdoor revenues increased $14.8 million, or 3%, to $493.5 million, and $55.9 million, or 4%, to $1.4 billion, respectively. In the third quarter, revenue growth was driven by a 4% increase in U.S. billboards and displays, a 17% increase in Canada and a 22% increase in Mexico. For the quarter, European revenues decreased 2%, or 1% in constant dollars, due in part to the loss of a component of the Italian transit contract. For the nine months ended September 30, 2005, revenue growth was driven by a 4% increase in U.S. billboards and displays, a 15% increase in Canada, a 17% increase in Mexico, and a 1% increase in Europe. The estimated total impact of exchange rate fluctuations for Outdoor revenues was $1.9 million and $19.9 million in additional revenues for the three months and nine months ended September 30, 2005, respectively. Approximately 43% of Outdoor's revenues were generated from international regions for the three months ended September 30, 2005 and 2004, and 45% for the nine months ended September 30, 2005 and 2004.

Outdoor's operating income for the three and nine months ended September 30, 2005 increased $8.3 million, or 14%, to $65.9 million and $15.1 million, or 10%, to $164.1 million, respectively. For the quarter and nine months, the increase in operating income was driven by the combination of higher revenues, partially offset by an increase in expenses of 2% and 3%, respectively, reflecting the impact of hurricanes Katrina and Rita of $10.0 million and higher billboard lease costs, partially offset by lower transit costs and depreciation expense. Operating income as a percentage of revenues increased to 13% from 12% for the quarter and increased to 12% from 11% for the nine months ended September 30, 2005.

Entertainment (Paramount Pictures, music publishing and Films Paramount)

(Contributed 14% and 13% to consolidated revenues for the three and nine months ended September 30, 2005, respectively versus 10% and 11% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$844.6	$549.0	$2,207.7	$1,687.8
Operating income (OI)	$109.7	$5.1	$163.8	$108.6
OI as a % of revenues	13%	1%	7%	6%
Depreciation and amortization	$3.7	$4.5	$14.8	$12.7
Capital expenditures	$7.2	$3.7	$25.5	$7.0

Management's Discussion and Analysis of
Results of Operations and Financial Condition

For the three months ended September 30, 2005, Entertainment revenues increased $295.6 million, or 54%, to $844.6 million principally reflecting higher Features revenues. For the nine months ended September 30, 2005, Entertainment revenues increased $519.9 million, or 31%, to $2.2 billion driven by higher Features revenues. Approximately 40% and 37% of Entertainment's revenues were generated from international regions, principally Europe and Canada, for the three and nine months ended September 30, 2005, respectively and 36% for the three and nine months ended September 30, 2004.

For the three months ended September 30, 2005, Features revenues were higher primarily due to increased worldwide theatrical, domestic home entertainment and worldwide pay television revenues. Worldwide theatrical revenues were higher than the same prior-year period and included the continuing contribution from War of The Worlds and contributions from the third quarter release of Four Brothers and Bad News Bears. Domestic home entertainment revenues were higher than the same prior-year period driven by contributions from The Longest Yard and Sahara. Feature film license revenues from pay television were higher compared to the same prior-year period due to a change in mix of available titles.

For the nine months ended September 30, 2005, Features revenues were higher primarily due to increased worldwide theatrical and home entertainment revenues, partially offset by decreased network revenues. Worldwide theatrical revenues included contributions from War of The Worlds, The Longest Yard, Sahara, Coach Carter and Four Brothers. Home entertainment revenues included contributions from SpongeBob SquarePants: The Movie, Lemony Snicket: A Series of Unfortunate Events, The Longest Yard, Sahara and Without A Paddle. Network revenues were lower due to a change in mix of available titles.

Entertainment operating income for the three and nine months ended September 30, 2005 increased $104.6 million to $109.7 million and $55.2 million, or 51%, to $163.8 million, respectively. For the three months ended September 30, 2005, the increase in operating income was driven by higher revenues, partially offset by a 35% increase in expenses reflecting higher film amortization and participation expenses versus the prior year. For the nine months ended September 30, 2005, total expenses increased 29% driven by higher distribution, film amortization, participation and residual expenses, and higher expenses associated with home entertainment growth initiatives. Operating income as a percentage of revenues increased to 13% from 1% for the quarter and increased to 7% from 6% for the nine months ended September 30, 2005.

Parks/Publishing (Consumer Book Publishing and Theme Parks Operations)

(Contributed 7% and 5% to revenues for the three and nine months ended September 30, 2005, respectively and 8% and 6% for the three and nine months ended September 30, 2004, respectively.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$424.1	$428.7	$910.8	$920.1
Operating income (OI)	$98.2	$92.8	$94.4	$102.1
Depreciation and amortization	$17.1	$17.9	$49.9	$52.8
Capital expenditures	$4.8	$4.7	$39.0	$35.7

For the three and nine months ended September 30, 2005, Parks/Publishing's revenues decreased $4.6 million, or 1%, to $424.1 million, and $9.3 million, or 1%, to $910.8 million, respectively. For the quarter and nine months, Publishing revenues decreased 6% and 2%, respectively, from the prior-year

Management's Discussion and Analysis of
Results of Operations and Financial Condition

periods which included top selling titles such as Family First by Dr. Phil C. McGraw and Dark Tower VII by Stephen King. Parks revenues increased 4% for the quarter and 1% for the nine months, reflecting increased per capita spending of 2% and a 1% increase in attendance for the quarter.

Parks/Publishing operating income for the three months ended September 30, 2005 increased $5.4 million, or 6%, to $98.2 million reflecting lower revenues which were more than offset by 3% lower expenses. For the nine months ended September 30, 2005, operating income decreased $7.7 million, or 8%, to $94.4 million reflecting lower revenues partially offset by lower expenses. Total Publishing expenses decreased 6% and 1% for the three and nine months ended September 30, 2005, respectively, due to lower revenues, partially offset by higher employee compensation. Parks expenses increased 1% for both the three and nine months ended September 30, 2005.

Financial Position

Current assets decreased $500.4 million to $7.0 billion at September 30, 2005 from $7.5 billion at December 31, 2004 primarily due to decreases in receivables and cash and cash equivalents. The allowance for doubtful accounts as a percentage of receivables was 6.9% at September 30, 2005 compared with 6.1% at December 31, 2004.

Net property and equipment remained flat at $4.3 billion as expenditures were offset by depreciation expense.

Current liabilities decreased $275.7 million to $6.6 billion at September 30, 2005 from $6.9 billion at December 31, 2004 primarily due to decreases in accrued compensation and accrued expenses and other current liabilities partially offset by increased program rights obligations at the broadcast networks. The decrease in accrued compensation and accrued expenses reflected the timing of payments.

Total debt from continuing operations, including current maturities, increased $990.1 million to $10.7 billion at September 30, 2005 principally reflecting additional commercial paper borrowings and an increase in notes payable to banks partially offset by debt maturities.

Cash Flows

Cash and equivalents decreased by $117.4 million for the nine months ended September 30, 2005. The change in cash and cash equivalents was as follows:

	Nine Months Ended September 30,
	2005	2004

Cash provided by operating activities	$2,959.6	$2,848.8
Cash provided by (used for) investing activities	(257.3)	33.6
Cash used for financing activities	(2,819.7)	(1,089.0)

Increase (decrease) in cash and cash equivalents	$(117.4)	$1,793.4

Operating Activities.    Cash provided by operating activities of $3.0 billion for the nine months ended September 30, 2005 increased $110.8 million versus the same prior-year period, primarily reflecting higher working capital partially offset by higher cash taxes paid in 2005 and the inclusion of operating cash flows from Blockbuster of $213.3 million in 2004.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Cash paid for income taxes for the nine months ended September 30, 2005 was $1.1 billion versus $830.3 million for the nine months ended September 30, 2004.

Investing Activities.    Cash used for investing activities of $257.3 million for the nine months ended September 30, 2005 principally reflected acquisitions of $537.4 million, consisting primarily of the acquisitions of KOVR-TV and Neopets Inc. and capital expenditures of $358.8 million. These increases were partially offset by proceeds from dispositions of $535.4 million, principally reflecting the sale of Famous Players as well as the sales of a radio station and two television stations and proceeds from the sale of investments of $119.9 million, primarily reflecting the sale of the Company's interest in Marketwatch.com, Inc. Capital expenditures increased $113.4 million or 46%, reflecting increased investment in information systems and building improvements. Cash provided by investing activities of $33.6 million for the nine months ended September 30, 2004 principally reflected the $738.1 million received as part of the special distribution paid by Blockbuster to its stockholders in September 2004, partially offset by acquisitions of $345.2 million, primarily for the acquisition of VIVA, capital expenditures of $245.4 million and investing cash flows of discontinued operations of $191.3 million.

Capital expenditures for 2005 are anticipated to be in the range of $570 million to $600 million.

Financing Activities.    Cash used for financing activities of $2.8 billion for the nine months ended September 30, 2005 principally reflected the purchase of Company common stock of $3.6 billion, the repayment of notes of $1.4 billion and dividend payments of $341.7 million partially offset by the net proceeds from bank borrowings of $2.4 billion and from the exercise of stock options of $153.0 million. Cash used for financing activities of $1.1 billion for the nine months ended September 30, 2004 primarily reflected the purchase of Company common stock of $645.3 million and dividend payments of $311.6 million.

Acquisitions.    In the second quarter of 2005, the Company acquired Neopets Inc., for approximately $160.0 million and KOVR-TV, a Sacramento television station for approximately $285.0 million.

On November 3, 2005, the Company announced that CBS is acquiring CSTV Networks, Inc. for approximately $325 million. The acquisition is expected to close in January 2006, after receipt of certain government approvals, and after the proposed separation of Viacom into two publicly traded companies. At that time, consideration for the transaction will be in CBS Corporation Class B non-voting common stock.

Share Purchase Program and Cash Dividends

For the nine months ended September 30, 2005, on a trade date basis, the Company purchased approximately 102.1 million shares of its Class B Common Stock for $3.6 billion under its current $8.0 billion stock purchase program, of which $1.2 billion was spent in the third quarter to purchase 35.0 million shares. Since inception of this program in October 2004, a total of 173.3 million shares of Class B Common Stock have been purchased through November 1, 2005 for $6.1 billion, leaving $1.9 billion remaining under the program. For the nine months ended September 30, 2004, the Company purchased approximately 13.8 million shares of its Class B Common Stock for $565.8 million under its previous $3.0 billion stock purchase program.

On July 20, 2005, the Company declared a quarterly cash dividend of $.07 per share on Viacom Class A and Class B Common Stock. The dividend of $109.6 million was paid on October 1, 2005 to stockholders of record at the close of business on August 31, 2005.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Capital Structure

The following table sets forth the Company's long-term debt:

	At September 30, 2005	At December 31, 2004

Notes payable to banks	$1,004.4	$5.9
Commercial paper	1,444.1	—
Senior debt (4.625%-8.875% due 2005-2051)	7,944.8	9,421.4
Other notes	1.0	17.9
Obligations under capital leases	457.7	471.8

Total Debt	10,852.0	9,917.0
Less discontinued operations debt (a)	153.2	208.3
Less current portion	63.6	65.5

Total long-term debt from continuing operations, net of current portion	$10,635.2	$9,643.2

    (a)
    Included in "Other liabilities of discontinued operations" on the Consolidated Balance Sheets.

The Company's total debt includes (i) an aggregate unamortized premium of $32.7 million and $35.3 million and (ii) the increase (decrease) in the carrying value of the debt, since inception, relating to fair value swaps of $(2.6) million and $17.4 million for the periods ended September 30, 2005 and December 31, 2004, respectively.

The senior debt of Viacom Inc. is fully and unconditionally guaranteed by its wholly owned subsidiary, Viacom International Inc. Senior debt in the amount of $52.2 million in the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

The Company's $500 million 7.15% Senior Notes and $1.0 billion 7.75% Senior Notes matured in the second quarter of 2005.

For the nine months ended September 30, 2005, the Company repurchased approximately $3.2 million of its debt.

Viacom Credit Agreement

As of September 30, 2005, the Company's credit facilities totaled $7.0 billion, comprised of a $3.0 billion revolving facility due February 2009, a $1.5 billion revolving facility due March 2006 and a $2.5 billion revolving facility (collectively, the "Credit Facilities"). The $2.5 billion revolving facility was entered into in May 2005, and will terminate on the earlier of either November 10, 2006 or the date on which the Company consummates the expected separation of the Company into two publicly traded companies. The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facilities. Borrowing rates under the Credit Facilities are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin. The Company pays a facility fee based on the total amount of the commitments.

As of September 30, 2005, the Company had outstanding borrowings of $1.0 billion under the Credit Facilities to repay maturing debt securities. As of September 30, 2005, the Company had unused revolving credit facilities of $4.39 billion in the aggregate.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

At September 30, 2005, the Company classified $2.2 billion of commercial paper and senior notes as long-term debt, reflecting its intent and ability to refinance this debt on a long-term basis.

In connection with the separation of the Company into two publicly traded companies, it is anticipated that the company to be spun out will enter into committed financing arrangements that will provide for its ongoing borrowing and liquidity needs and, immediately prior to the separation, will fund a special cash dividend to be paid to Viacom Inc. (to be named CBS Corporation at the time of the separation). The special cash dividend will be an amount sufficient to establish CBS Corporation's opening debt balance from continuing operations at $7 billion, subject to certain adjustments. As disclosed in the registration statement on Form S-4 filed by the Company with the Securities and Exchange Commission on October 5, 2005 in connection with the proposed separation, the Company expects the special cash dividend to be significantly higher than $3.2 billion.

Accounts Receivable Securitization Programs

As of September 30, 2005, the Company had an aggregate of $1.0 billion outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from these programs were used to reduce outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs meet certain performance ratios. As of September 30, 2005, the Company was in compliance with the required ratios under the receivable securitization programs.

Liquidity and Capital Resources

The Company believes that its operating cash flows ($3.0 billion at September 30, 2005), cash and cash equivalents ($810.8 million at September 30, 2005), borrowing capacity under committed bank facilities (which consisted of unused revolving credit facilities of $4.39 billion at September 30, 2005), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments and its financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film operations, and talent contracts will come primarily from cash flow from operations.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

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

Guarantees

The Company continues to remain as guarantor on certain Blockbuster store leases approximating $358 million at December 31, 2004 and secured by a $150 million letter of credit, the cost of which is reimbursed by the Company. Certain leases contain renewal options that can extend the primary lease term and remain covered by the guarantees. Blockbuster has agreed to indemnify the Company with respect to any amount paid under these guarantees. The Company has recorded a liability of $53.6 million on its Consolidated Balance Sheets reflecting the fair value of such guarantees.

The Company continues to guarantee certain United Cinemas International Multiplex B.V. theater leases which are secured by bank guarantees provided by the buyer. The Company's guarantees totaled approximately $158.8 million at September 30, 2005. The Company also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres LLC and guarantees certain theater leases for approximately $10.6 million. The lease guarantees would only be triggered upon non-payment by the respective primary obligors. These guarantees are not recorded on the balance sheet as of September 30, 2005 as they were provided by the Company prior to the adoption of Financial Accounting Standards Board Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). Additionally, in connection with the July 2005 divestiture of Famous Players, the Company's Canadian-based theater chain, the Company has recorded a liability for obligations associated with theater leases assigned to the buyer under FIN 45.

Additionally, the Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $362.2 million at September 30, 2005 and are not recorded in the balance sheet as of September 30, 2005.

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

Legal Matters

Asbestos and Environmental.    The Company is a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred principally as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of the Company's products is the basis of a claim. Claims against the Company in which a product has been identified principally relate to exposures allegedly caused by asbestos-containing insulating material in turbines sold for power-

Management's Discussion and Analysis of
Results of Operations and Financial Condition

generation, industrial and marine use, or by asbestos-containing grades of decorative micarta, a laminate used in commercial ships.

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2005, the Company had pending approximately 104,000 asbestos claims, as compared with approximately 112,140 as of December 31, 2004 and approximately 112,200 as of September 30, 2004. Of the claims pending as of September 30, 2005, approximately 73,860 were pending in state courts, 27,570 in federal courts and approximately 2,570 were third party claims. During the third quarter of 2005, the Company received approximately 2,360 new claims and closed or moved to an inactive docket approximately 3,050 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at September 30, 2005. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

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

Related Parties

National Amusements, Inc. ("NAI") is a closely held corporation that beneficially owned the Company's Class A Common Stock, representing approximately 71% of the voting power of all classes of the Company's Common Stock, and approximately 12% of the Company's Class A Common Stock and Class B Common Stock on a combined basis at September 30, 2005. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board of Directors and Chief Executive Officer of the Company. On October 28, 2004, the Company entered into an agreement (the "NAIRI Agreement") with NAI and NAIRI, Inc. ("NAIRI"), a wholly owned subsidiary of NAI, pursuant to which the Company agreed to buy, and NAI and NAIRI agreed to sell, a number of shares of Viacom Class B Common Stock each month such that the ownership percentage of Viacom Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of purchases of shares of Viacom Common Stock under the Company's $8.0 billion stock purchase program announced in October 2004. Pursuant to this agreement, Viacom recorded the purchase of 11.8 million shares of Viacom Class B Common Stock from NAIRI for $413.7 million for the nine months ended September 30, 2005, of which approximately $136.8 million was spent in the third quarter to purchase 4.0 million shares.

NAI licenses films in the ordinary course of business for its motion picture theaters from all major studios including Paramount Pictures. During the nine months ended September 30, 2005 and September 30, 2004, respectively, NAI made payments to Paramount Pictures in the aggregate amounts of $11.2 million and $5.5 million.

The Company owns approximately 18% in Westwood One, which is treated as an equity investment. Most of the Company's radio stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's radio programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and in certain instances, shares in revenue from the sale by Westwood One of Infinity's programming. In addition, certain employees of Infinity serve as officers of Westwood One for which the Company receives a management fee. CBS Television and Cable Networks also enter into programming agreements with Westwood One. Revenues from these arrangements were approximately $23.2 million and $19.7 million for the three months ended September 30, 2005 and 2004, respectively, and $66.1 million and $64.2 million for the nine months ended September 30, 2005 and 2004, respectively.

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

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Based on the Company's analysis to date, however, it is reasonably possible that the Company may repatriate some amount and expects to be in a position to finalize its assessment by early December 2005.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

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

PART II—OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of Viacom Inc.'s purchases of its Class B Common Stock during the three months ended September 30, 2005 under its $8.0 billion stock purchase program publicly announced on October 28, 2004 under which the Company is authorized to acquire from time to time up to $8 billion in Viacom Class A Common Stock and non-voting Class B Common Stock. There were no purchases of Viacom Class A Common Stock during the three months ended September 30, 2005.

	Total Number of Shares Purchased	Average Price Per Share	Total Cost of Purchase	Remaining Authorization

(In millions, except per share amounts)
June 30, 2005				$3,637.6
July 1, 2005 — July 31, 2005	9.0	$32.85	$297.1	$3,340.5
August 1, 2005 — August 31, 2005	14.1	$34.63	$489.3	$2,851.2
September 1, 2005 — September 30, 2005	11.9	$33.89	$402.3	$2,448.9

	35.0	$33.92	$1,188.7

Item 6.    Exhibits.

Exhibit No.		Description of Document
(3)		Articles of Incorporation and By-laws
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

VIACOM INC. (Registrant)
Date: November 7, 2005	/s/ MICHAEL J. DOLAN Michael J. Dolan Executive Vice President Chief Financial Officer
Date: November 7, 2005	/s/ SUSAN C. GORDON Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description of Document
(3)		Articles of Incorporation and By-laws
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