Form 10-K
period 2005-12-31
CBS CORP
filed 2006-03-16
CIK 813828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-09553

CBS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2949533 (I.R.S. Employer Identification Number)

51 W. 52nd Street
New York, NY 10019
(212) 975-4321
(Address, including zip code, and telephone number,
including area code, of registrant's principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value	New York Stock Exchange
Class B Common Stock, $0.001 par value	New York Stock Exchange
7.625% Senior Debentures due 2016	American Stock Exchange
7.25% Senior Notes due 2051	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

(Title Of Class)

        Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act of 1933).    Yes ☒ No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer    ☒            Accelerated filer ☐             Non-accelerated filer    ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐ No ☒

        As of June 30, 2005, which was the last business day of the registrant's (formerly known as Viacom Inc.) ("Former Viacom") most recently completed second fiscal quarter, the aggregate market value of the shares of Former Viacom class A common stock, $0.01 par value, held by non-affiliates was approximately $1,218,768,283 (based upon the closing price of $32.22 per share as reported by the New York Stock Exchange on that date) and the aggregate market value of the shares of Former Viacom class B common stock, $0.01 par value, held by non-affiliates was approximately $43,610,913,332 (based upon the closing price of $32.02 per share as reported by the New York Stock Exchange on that date).

        As of March 1, 2006, 64,962,813 shares of CBS Corporation Class A Common Stock, $0.001 par value ("Class A Common Stock"), and 707,348,555 shares of CBS Corporation Class B Common Stock, $0.001 par value ("Class B Common Stock"), were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of CBS Corporation's Notice of 2006 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement") (Part III).

PART I

Item 1. Business.

        The separation of former Viacom Inc. ("Former Viacom") into two publicly traded entities, CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") and new Viacom Inc. ("New Viacom") was completed on December 31, 2005 (the "Separation"). The Separation was accomplished pursuant to a merger in which a subsidiary of Former Viacom was merged with and into Former Viacom, with Former Viacom continuing as the surviving entity. On December 31, 2005, Former Viacom was renamed "CBS Corporation" and each outstanding share of Former Viacom class A common stock was converted into the right to receive .5 of a share of CBS Corp. class A common stock, $0.001 par value ("Class A Common Stock"), and .5 of a share of New Viacom class A common stock and each outstanding share of Former Viacom class B common stock was converted into the right to receive .5 of a share of CBS Corp. class B common stock, $0.001 par value ("Class B Common Stock"), and .5 of a share of New Viacom class B common stock. As a result of the one share for .5 share conversion ("Share Conversion"), all Former Viacom share and per share data have been adjusted for all periods presented, unless otherwise indicated. The Company has accounted for the Separation as a spin-off and, accordingly, the results of New Viacom have been reflected as discontinued operations for all periods presented. The Company's Registration Statement on Form S-4, which was filed with the Securities and Exchange Commission on November 23, 2005 and subsequently declared effective, further describes the Separation.

        CBS Corp. is a mass media company with operations in the following segments:

  •
  TELEVISION: The Television segment consists of the CBS® and UPN® television networks; the Company's 39 owned broadcast television stations; its television production and syndication business, including CBS Paramount Television™ and King World® Productions; and its cable networks Showtime® and CSTV®, among other program services. In January 2006, the Company announced a 50/50 joint venture with Warner Bros. Entertainment to form a new broadcast network, The CW, expected to be launched in Fall 2006. UPN plans to cease broadcasting its network schedule at the conclusion of the 2005/2006 broadcast season in September 2006.

  •
  RADIO: The Radio segment owns and operates 179 radio stations in 40 United States ("U.S.") markets through CBS Radio®.

  •
  OUTDOOR: The Outdoor segment displays advertising on media, including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks, masts and stadium signage principally through CBS Outdoor®.

  •
  PARKS/PUBLISHING: The Parks/Publishing category includes Simon & Schuster, which publishes and distributes consumer books under imprints such as Simon & Schuster®, Pocket Books®, Scribner® and Free Press™; and Paramount Parks®, which is principally engaged in the ownership and operation of five theme parks and a themed attraction in the U.S. and Canada. In January 2006, the Company announced its intention to divest Paramount Parks and to complete the divestiture in the second half of 2006.

        For the year ended December 31, 2005, contributions to the Company's consolidated revenues from its segments were as follows: Television 64%, Radio 15%, Outdoor 13% and Parks/Publishing 8%. The Company generated approximately 12% of its total revenues from international regions in 2005. For the year ended December 31, 2005, approximately 67% and 22% of total international revenues of $1.73 billion were generated in Europe and Canada, respectively.

        In January 2006, the Company completed the acquisition of CSTV Networks, Inc., a leading cable network and online digital sports media company devoted to college athletics, for approximately $325 million comprised of 10.2 million shares of the Company's Class B Common Stock and $49 million in cash. In 2005, the Company acquired KOVR-TV, a Sacramento television station, for approximately $285 million and KIFR-FM, a San Fransisco radio station, for approximately $95 million. In July 2005, Famous Players, a Canadian-based theater chain, was sold for approximately $400 million. In December 2004, the Company acquired the remaining outstanding interest that it did not already own in SportsLine.com, Inc., a leading online sports media company. In December 2004, the Company acquired a 10% interest in Spanish Broadcasting System, Inc. ("SBS") and warrants for approximately another 5% interest in SBS, in exchange for one of the Company's radio stations serving the San Francisco market. In 2004, the tax-free split-off of Former Viacom's approximately 81.5% interest in Blockbuster Inc. ("Blockbuster") (NYSE: BBI) through an exchange offer was completed. Blockbuster and Famous Players are presented as discontinued operations for all periods presented herein.

        As new technologies for delivering content and services evolve, the Company is pursuing opportunities to distribute content to consumers through various platforms including the Internet, mobile devices, video-on-demand and interactive television. During the first quarter of 2006, the Company announced various arrangements to extend the reach of its news and program content across a number of products and platforms with leading Internet, cable and mobile wireless companies, among others.

        The Company competes with many different entities and media in various markets worldwide. In addition to competition in each of its businesses, the Company competes for opportunities in the entertainment business with other diversified international entertainment companies such as The Walt Disney Company, NBC Universal, Inc., News Corporation and Clear Channel Communications.

        As of March 1, 2006, National Amusements, Inc. ("NAI"), a closely held corporation that owns and operates approximately 1,540 movie screens in U.S., the United Kingdom ("U.K."), South America and Russia and manages 21 movie screens in the U.S. and the U.K., beneficially owned Class A Common Stock of the Company representing approximately 71% of the voting power of all classes of the Company's Common Stock, and approximately 12% of the Company's Class A Common Stock and Class B Common Stock on a combined basis. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Executive Chairman of the Board of Directors and Founder of the Company.

        The Company was organized in Delaware in 1986. The Company's principal offices are located at 51 W. 52nd Street, New York, New York 10019 (telephone 212/975-4321).

Competitive Strengths

CBS Corp. believes it possesses a number of strengths that will enable it to compete successfully:

Wide reach and distribution in multiple media throughout the U.S. and key international markets.    CBS Corp. is a leading mass media company, with businesses that for many years have consistently held leadership positions as well as newer businesses that operate on the leading-edge of the media industry. CBS Corp., through its many and varied operations, combines broad reach with well-positioned national and local businesses, all of which provide it with an extensive distribution network by which it serves audiences and advertisers in all 50 states, including the largest domestic metropolitan areas, and key international markets.

Popular programming and content that appeals to a broad range of audiences.    CBS Corp. delivers television, radio and publishing content that appeals to audiences across virtually every segment of the population. In network television, CBS Network™ and UPN offer programming watched by millions of viewers, including shows like CSI: Crime Scene Investigation, CSI: Miami, CSI: New York, The Amazing Race, Without a Trace, Two and a Half Men, Everybody Hates Chris, America's Next Top Model, 60 Minutes, the Late Show with David Letterman, The Young and the Restless and a significant selection of important sports events, from AFC National Football League games to the Masters golf tournament and the month-long March Madness™ college basketball tournament. CBS Corp. is an industry leader in the production and distribution of syndicated television programming, with long-running and recent successes like Wheel of Fortune, Jeopardy!, The Oprah Winfrey Show, Dr. Phil, Entertainment Tonight and Judge Judy. Showtime Networks Inc.'s ("Showtime Networks") original programming has earned 34 Emmy® Awards and 4 Golden Globe® Awards since 2000. CBS Corp. owns, operates and programs radio stations in nearly every format, including rock, all-news, talk, oldies, adult contemporary, country, sports/talk and urban, many of which now utilize the Internet as an additional way of reaching their audiences with enhanced content. In 2005, Simon & Schuster published 98 titles that were New York Times bestsellers, including 14 titles that were #1 bestsellers.

Extensive and growing content library exploited on multiple platforms.    CBS Corp. has a large television library including a growing collection of high-definition content. This valuable asset includes many popular television programs, including CSI: Crime Scene Investigation, CSI: Miami, CSI: New York, Survivor, The Amazing Race, Cheers, I Love Lucy, The Andy Griffith Show and Frasier. In addition, through CBS Paramount Television and King World, CBS Corp. holds the library rights to current first-run syndicated television programs including Entertainment Tonight, Judge Judy and Inside Edition. Showtime Networks owns or controls various television and other rights to many of its original programs, including movies, specials, series and documentaries. Those titles include The L Word, Queer as Folk, Sleeper Cell, Fat Actress, Dave Chappelle: For What It's Worth, and Liza With a "Z" starring Liza Minnelli. CBS Radio owns local content in many formats from its radio stations and is pursuing new media opportunities including Internet streaming and podcasting. Simon & Schuster publishes approximately 1,800 titles a year and holds the publishing rights to more than 17,000 titles, including perennial classics such as The Joy of Cooking, 7 Habits of Highly Effective People, Dr. Spock's Baby and Child Care and the majority of works by Ernest Hemingway and F. Scott Fitzgerald, among others.

Ability to serve the needs of advertisers.    Many advertisers reach their consumers via CBS Corp.'s programming. Whether an advertiser wishes to launch a new brand across multiple platforms or heighten awareness of an existing product in a particular region of the country, the scope of CBS Corp.'s distribution network gives advertisers access to consumers in all 50 states and key international markets. CBS Corp. is also well-positioned to serve advertisers locally with a combination of television, radio and outdoor properties in the majority of the top 20 domestic markets.

Business Strategy

The principal elements of CBS Corp.'s business strategy are well-established and include:

Focus on high quality, broad-appeal programming and content.    CBS Corp. has longstanding experience identifying, producing and distributing popular, high-quality programming that appeals to many audiences. Broad groups of viewers and listeners enjoy the Super Bowl, the Grammy's® and Survivor on CBS Network, and make 1010 WINS-AM New York "All-News Radio" the most listened-to radio station in the U.S., while targeted demographics watch UPN and listen to radio stations like KROQ-FM in Los Angeles. CBS Corp.'s television, radio, syndication and publishing businesses are dedicated to developing their content to reach both broad and targeted audiences and attract advertisers.

Exploit content on emerging platforms.    CBS Corp. plans to continue to develop content that can be applied to existing, emerging and undeveloped platforms. CBS Corp.'s content-based businesses in television, radio and publishing have established in-house digital media efforts focusing on the Internet, broadband technologies, wireless communications, on-demand programming and interactivity. These new platforms are expected to provide new ways for the various businesses of CBS Corp. to distribute the wealth of content produced by its many operations, and are expected to create new revenue streams from advertising, subscriptions and licensing.

Attract and retain creative talent.    CBS Corp. continues to focus on developing compelling content by attracting, aligning with and retaining high quality creative talent in each of its business operations, recognizing that it is the talent of writers, producers, actors, authors and others that ultimately gives CBS Corp. its strength, its ability to serve its many audiences and customers, and its capability to grow market share in a competitive arena. CBS Corp.'s management team maintains strong relationships with many of the most successful content creators in media and places a high priority on establishing a diverse and creative work environment.

Focus on local presence in large and attractive markets.    The vast majority of U.S. revenue in the local radio, television and outdoor industries is generated in the nation's top 50 markets. CBS Corp. intends to maintain its focus and build its presence in large markets attractive to advertisers, and regularly evaluate its portfolio of television, radio and outdoor assets in each of those markets to ensure that its mix of properties is delivering attractive margins and cash flow.

Deliver an attractive return on investment to stockholders and maintain ongoing cash flow growth.    By focusing on its strengths and other strategies, CBS Corp. intends to deliver attractive returns to its stockholders by continuing to grow its cash flow and returning a significant portion of that cash flow to its stockholders in the form of dividends.

CBS CORP. BUSINESS SEGMENTS

        Television (64%, 65% and 64% of the Company's consolidated revenues in 2005, 2004 and 2003, respectively)

        The Television segment consists of the CBS and UPN television networks, the Company's 39 owned broadcast television stations, the Company's television production and syndication businesses, CBS Paramount Television and King World Productions, and its premium subscription television program services through Showtime Networks. In January 2006, the Company announced a 50/50 joint venture with Warner Bros. Entertainment to form a new broadcast network, The CW, expected to be launched in Fall 2006. UPN plans to cease broadcasting its network schedule at the conclusion of the 2005/2006 broadcast season in September 2006.

        Television Networks.    The CBS Network through CBS Entertainment™, CBS News™ and CBS Sports® distributes a comprehensive schedule of news and public affairs broadcasts, sports and entertainment programming, and feature films to more than 200 domestic affiliates reaching throughout the U.S., including 21 of the Company's owned and operated television stations, and to affiliated stations in certain U.S. territories. The CBS Network primarily derives revenues from the sales of advertising time for its network broadcasts.

        CBS Entertainment is responsible for acquiring or developing and scheduling the entertainment programming presented on the CBS Network, which includes primetime comedy and drama series, reality-based programming, made-for-television movies and miniseries, theatrical films, specials, children's programs, daytime dramas, game shows and late-night programs. CBS News operates a worldwide news organization, providing the CBS Network and the CBS Radio Network™ with regularly scheduled news and public affairs broadcasts, including 60 Minutes and The Early Show, as well as special reports. CBS News Productions, the off-network production company created by CBS News, produces programming for domestic and international outlets, including the CBS and UPN television networks, cable television, home video, audio-book and in-flight markets, as well as schools and libraries. CBS News also provides CBS Newspath, a television news syndication service that offers daily news coverage, sports highlights and news features to CBS Network affiliates and other subscribers worldwide. CBS Sports broadcasts include The NFL Today, certain NCAA championships, including the Final Four, golf, including the Masters Tournament and the PGA Championship, the U.S. Open Tennis Championships, regular-season college football and basketball line-ups on network television, in addition to the NFL's American Football

Conference regular season schedule, the Postseason Divisional Playoff games and the AFC championship game. In November 2004, CBS Sports entered into a six-year rights extension with the NFL to broadcast the AFC beginning in 2006 and including two Super Bowls. Extending its franchises, CBS Sports has the marketing rights for the 2003-2013 NCAA Championships, including coordination of licensing, merchandising, related multimedia and television, and other related business opportunities. CBS Consumer Products licenses home video and merchandising rights.

        At December 31, 2005, UPN provided to its 180 affiliates 13 hours of programming per week. UPN's programming is provided to its affiliates in U.S. television markets which comprise approximately 96% of all U.S. television households, including secondary affiliates. UPN's programming includes America's Top Model and Everybody Hates Chris. Fifteen of the Company's owned television stations are affiliates of UPN, eleven of which are expected to become affiliates of The CW network, once launched.

        Through the CBS Digital Media Group, established in 2005, the Internet sites associated with CBS Entertainment (CBS.com), CBS News (CBSNews.com), CBS Sports (CBSSportsLine.com) and UPN (UPN.com) are combined to provide key platforms for promotion, as well as a way to expose the brands of these divisions to the broadband Internet audience while creating new revenue streams primarily through advertising, online consumer products such as fantasy sports leagues and video-on-demand. The four sites leverage the content of the CBS and UPN television networks on the Internet and on other emerging media platforms, including wireless, video-on-demand and interactive television. In 2005, these sites and the CBS Sportsline Network sites, collectively received approximately 8.4 billion pageviews and attracted an average audience of approximately 17 million U.S. monthly unique visitors according to Nielsen/NetRatings.

        CSTV Networks, Inc., a leading cable network and online digital media business devoted to college athletics, was acquired by the Company in January 2006. CSTV includes a full-time program service featuring events from approximately 30 men's and women's college sports, with approximately 12 million subscribers as of December 31, 2005, as well as CSTV Online, Inc., with approximately 240 affiliated college athletic Web sites. In addition, CSTV.com, which supports the related cable program service and online properties, reached approximately 7.4 million U.S. monthly unique visitors in November 2005, according to Nielsen NetRatings. The Company's Internet sites for the Television segment, including CSTV.com, generally derive revenue from a combination of advertising and sponsorships, subscription services and e-commerce.

        The Company's news and program content is also available through various media owned by the Company as well as third parties. In January 2006, the Company announced that certain of its primetime and classic television programs will be available in the Google Video Store, an open video marketplace on the Internet enabling consumers to buy and rent a wide range of video content. Also, in January 2006, four of the Company's top-rated primetime series became available on Comcast's On Demand video-on-demand service. In February 2006, the Company's reality series Survivor became available for download on CBS.com for a fee. The Company's arrangements to distribute its content also include agreements for the distribution of certain video news segments and program clips for Verizon Wireless V CAST mobile phones and other mobile phone subscribers; broadband video and text news programming from CBSNews.com to the AOL News channel; and streaming of certain games of the 2006 NCAA® Division I Men's Basketball Championship as they are broadcast by CBS Sports on NCAA® March Madness™ On Demand, an online video player.

        Television Stations.    The Company owns 39 broadcast television stations through its CBS Television Stations group, all of which operate under licenses granted by the Federal Communications Commission ("FCC") pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The licenses are renewable every eight years. The Company's television stations are located in the 7 largest, and 15 of the top 20, television markets in the U.S. The Company owns multiple television stations within the same designated market area ("DMA") in 10 major markets. These multiple station markets are: Los Angeles (market #2), Philadelphia (market #4), Boston (market #5), San Francisco-Oakland-San Jose (market #6), Dallas-Fort Worth (market #7), Detroit (market #11), Miami-Ft. Lauderdale (market #17), Sacramento-Stockton-Modesto (market #19), Pittsburgh (market #22) and West Palm Beach (market #38). This network of television stations enables the Company to reach a wide audience within and across geographically diverse markets in the U.S. The stations produce news and broadcast public affairs, sports and other programming to serve their local markets and offer CBS, UPN or WB Network programming and syndicated programming. Eleven of the fifteen UPN affiliates are expected to become affiliates of The CW. Substantially all of the Company's television stations currently operate Web sites, which promote the stations' programming, and provide news, information and entertainment, as well as other services.

        The Company's owned and operated television stations reach approximately 43% of all U.S. television households and approximately 38% of U.S. television households as measured by the FCC's television national audience reach limitation under which a VHF television station is deemed to reach 100% of the television households in its market and a UHF television station is deemed to reach 50% of the television households in its market. The FCC's ownership rules limit the Company's national audience reach to 39% of all U.S. television households. (See "CBS Corp. Business Segments—Regulation—Broadcasting—Ownership Regulation").

Television Stations

        The table below sets forth the broadcast television stations owned by the Company as of March 1, 2006.

Station and Metropolitan Area Served(1)	Market Rank(2)	Type/Channel	Network Affiliation
WCBS-TV New York, NY	1	VHF/2	CBS
KCAL-TV Los Angeles, CA	2	VHF/9	Independent
KCBS-TV Los Angeles, CA	2	VHF/2	CBS
WBBM-TV Chicago, IL	3	VHF/2	CBS
KYW-TV Philadelphia, PA	4	VHF/3	CBS
WPSG-TV Philadelphia, PA	4	UHF/57	UPN
WBZ-TV Boston, MA	5	VHF/4	CBS
WSBK-TV Boston, MA	5	UHF/38	UPN
KPIX-TV San Francisco-Oakland-San Jose, CA	6	VHF/5	CBS
KBHK-TV San Francisco-Oakland-San Jose, CA	6	UHF/44	UPN
KTVT-TV Dallas-Fort Worth, TX	7	VHF/11	CBS

KTXA-TV Dallas-Fort Worth, TX	7	UHF/21	UPN
WUPA-TV Atlanta, GA	9	UHF/69	UPN
WKBD-TV Detroit, MI	11	UHF/50	UPN
WWJ-TV Detroit, MI	11	UHF/62	CBS
WTOG-TV Tampa-St. Petersburg-Sarasota, FL	12	UHF/44	UPN
KSTW-TV Seattle-Tacoma, WA	13	VHF/11	UPN
WCCO-TV Minneapolis-St. Paul, MN	15	VHF/4	CBS
Satellites:
KCCO-TV(3) Alexandria, MN			CBS
KCCW-TV(4) Walker, MN			CBS
WFOR-TV Miami-Ft. Lauderdale, FL	17	VHF/4	CBS
WBFS-TV Miami-Ft. Lauderdale, FL	17	UHF/33	UPN
KCNC-TV Denver, CO	18	VHF/4	CBS
KOVR-TV Sacramento-Stockton-Modesto, CA	19	VHF/13	CBS
KMAX-TV Sacramento-Stockton-Modesto, CA	19	UHF/31	UPN
KDKA-TV Pittsburgh, PA	22	VHF/2	CBS
WNPA-TV Pittsburgh, PA	22	UHF/19	UPN
WJZ-TV Baltimore, MD	24	VHF/13	CBS
KUTV-TV Salt Lake City, UT	36	VHF/2	CBS
Satellite:
KUSG-TV(5) St. George, UT			CBS
WTVX-TV West Palm Beach-Ft. Pierce, FL	38	UHF/34	UPN
WWHB-CA(6) West Palm Beach-Ft. Pierce, FL	38	UHF/48	Azteca (Spanish Language)
WTCN-CA(7) West Palm Beach-Ft. Pierce, FL	38	UHF/43	WB
WGNT-TV Norfolk-Portsmouth-Newport News, VA	42	UHF/27	UPN
WUPL-TV(8) New Orleans, LA	43	UHF/54	UPN

WLWC-TV(9) Providence, RI-New Bedford, MA	51	UHF/28	UPN/WB
KEYE-TV Austin, TX	53	UHF/42	CBS
WFRV-TV Green Bay-Appleton, WI	69	VHF/5	CBS
Satellite:
WJMN-TV(10) Escanaba, MI	180		CBS

(1)
Metropolitan Area Served is Nielsen Media Research's DMA.
(2)
Market Rankings based on Nielsen Station Index—DMA Market and Demographic Rank, September 2005.
(3)
KCCO-TV is operated as a satellite station of WCCO-TV.
(4)
KCCW-TV is operated as a satellite station of WCCO-TV.
(5)
KUSG-TV is operated as a satellite station of KUTV-TV.
(6)
WWHB-CA is a Class A television station. Class A television stations do not implicate the FCC's ownership rules.
(7)
WTCN-CA is a Class A television station. Class A television stations do not implicate the FCC's ownership rules.
(8)
The Company has entered into an agreement to sell WUPL-TV which is subject to litigation as to enforceability due to Hurricane Katrina.
(9)
WLWC-TV's primary affiliation is with UPN. The station has a secondary affiliation with the WB network.
(10)
WJMN-TV is operated as a satellite station of WFRV-TV.

        Television Production and Syndication.    The Company, through CBS Paramount Television (including Spelling Television®) and King World Productions, produces, acquires and/or distributes programming worldwide, including series, specials, news, public affairs and made-for-television movies. Such programming is produced primarily for broadcast on network television, exhibition on basic cable and premium subscription services or for first-run syndication. First-run syndication is programming exhibited on television stations without prior exhibition on a network or cable service. The Company also distributes off-network syndicated programming which is programming exhibited on television stations or cable networks following its exhibition on a network, basic cable network or premium subscription service.

        Programming that was produced or co-produced by the Company's production group and is broadcast on network television includes, among others, CSI: Crime Scene Investigation (CBS), Medium (NBC) and Without a Trace (CBS). Generally, a network will license a specified number of episodes for broadcast on the network in the U.S. during a license period. Remaining distribution rights, including foreign and/or off-network syndication rights, are typically retained by the Company. The network license fee for a series episode is normally lower than the costs of producing each series episode; however, the Company's objective is to recoup its costs and earn a profit through domestic syndication of episodes after their network runs and/or by licensing international exhibitions of the episodes. International sales are generally made within one year of U.S. network runs. Generally, a series must have a network run of at least three or four years to be successfully sold in domestic syndication. In off-network syndication, the Company distributes series such as Everybody Loves Raymond and CSI as well as a library of older television programs. The Company also produces and/or distributes first-run syndicated series such as Jeopardy!, Entertainment Tonight, The Oprah Winfrey Show, Dr. Phil and Judge Judy. The Company also distributes syndicated programming internationally.

        License fees for completed television programming in syndication and cable are recorded as revenue in the period that programming is available for exhibition which, among other reasons, may cause substantial fluctuation in the Television segment's operating results. Unrecognized revenues attributable to such license agreements were approximately $788.1 million and $728.9 million at December 31, 2005 and December 31, 2004, respectively.

        Showtime Networks.    Showtime Networks owns and operates three commercial-free, premium subscription television program services in the U.S.: Showtime offering recently released theatrical feature films, original series, original motion pictures, documentaries, boxing, concerts and other special events; The Movie Channel™, offering recently released theatrical feature films and related programming; and Flix®, offering theatrical feature films primarily from the 70s, 80s and 90s, as well as selected other titles. At December 31, 2005, Showtime, The Movie Channel and Flix, in the aggregate, had approximately 45.8 million subscriptions in the U.S., certain U.S. territories and Bermuda. Showtime Networks is also a manager and 37% owner of Sundance Channel®, a venture among Showtime Networks, an affiliate of Robert Redford and NBC Universal, Inc. Sundance Channel is a commercial-free premium subscription television program service in the U.S., dedicated to independent film, featuring original programming, American independent films, documentaries, foreign and classic art films, shorts and animation, with an emphasis on recently released titles. Showtime Networks also owns 90% of and manages SNI/SI Networks L.L.C., a venture with Smithsonian Institution. This venture, an on-demand program service branded with the Smithsonian name, featuring programs of a cultural, historical, scientific and educational nature, is expected to launch during the 2006-2007 time frame.

        Showtime Networks also owns and operates several different channels of Showtime and The Movie Channel in the U.S. which offer additional and varied programming choices. For example, Showtime Networks transmits high definition television feeds of Showtime and The Movie Channel and also makes versions of Showtime, The Movie Channel and Flix available "on demand", enabling subscribers to watch selected individual programs at their convenience. Showtime Networks also provides special events, such as high-profile boxing matches, to licensees on a pay-per-view basis through Showtime PPV®. Showtime Networks also operates the Web site SHO.com which promotes Showtime, The Movie Channel, and Flix programming, and provides information and entertainment and other services.

        Showtime Networks derives revenue principally from the license of its program services to cable television operators, direct-to-home ("DTH") satellite operators, telephone companies and other distributors. The costs of acquiring premium television rights to programming and producing original series are the principal expenses of Showtime Networks. Showtime Networks enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for Showtime and The Movie Channel, from major or independent motion picture producers and other distributors typically covering the U.S. and Bermuda for varying durations. For example, Showtime Networks has the exclusive U.S. premium subscription television rights for certain exhibition windows relating to Paramount Pictures' feature films initially theatrically released in the U.S. through December 2007. Showtime Networks also arranges for the development, production and acquisition of original programs, series, documentaries and motion pictures. Showtime Networks' original series include Huff, The L Word, Sleeper Cell and Weeds, among others. Showtime Networks has entered into and may from time to time enter into co-financing, co-production and/or co-distribution arrangements with other parties to reduce the net cost to Showtime Networks for its original programming. In addition, Showtime Networks derives distribution revenue from the rights it retains in certain of its original programming. For example, in January 2006, Showtime Networks entered into an arrangement to distribute certain of its programming through the iTunes Music Store.

    Television Competition

        Network Television.    The television broadcast environment is highly competitive. The principal methods of competition in broadcast television are the development and acquisition of popular programming and the development of audience interest through programming and promotion, in order to sell advertising at profitable rates. Broadcast networks like CBS and UPN compete for audience, advertising revenues and programming with other broadcast networks such as ABC, FOX, NBC and WB, independent television stations, cable program services as well as other media, including DVDs, print and the Internet. In addition, the CBS and UPN television networks compete with the other broadcast networks to secure affiliations with independently owned television stations in markets across the country, which are necessary to ensure the effective distribution of network programming to a nationwide audience. According to

Nielsen Media Research, for the broadcast television primetime daypart for the period September 19, 2005 to March 5, 2006, the CBS Network secured the #1 position for total viewers and for key adult viewers ages 25-54 (with respect to 25-54, tied with ABC).

        Television Stations.    Television stations compete for programming, on-air talent, audiences and advertising revenues with other stations and cable networks in their respective coverage areas and, in some cases, with respect to programming, with other station groups, and, in the case of advertising revenues, with other local and national media. The owned and operated television stations' competitive position is largely influenced by the quality of the syndicated programs and local news programs in time periods not programmed by the network; the strength of the CBS and UPN television networks and, in particular, with respect to those that are CBS affiliated television stations, the viewership of the CBS Network in the time period immediately prior to the late evening news; and in some cases, by the quality of the broadcast signal.

        In connection with the conversion to digital television broadcasting, current and future technological and regulatory developments may affect competition within the television marketplace (see "CBS Corp. Business Segments-Regulation-Broadcasting").

        Television Production and Syndication.    As a producer and distributor of programming, the Company competes with studios, television production groups, and independent producers and syndicators such as Disney, Sony, NBC Universal, Warner Bros. and Fox to sell programming both domestically and overseas. The Company also competes to obtain creative talent and story properties which are essential to the success of all of the Company's entertainment businesses.

        Showtime Networks.    Showtime Networks primarily competes with other providers of premium subscription television program services in the U.S.: Home Box Office, Inc. and Starz Entertainment Group, L.L.C. Competition among premium subscription television program services in the U.S. is primarily dependent on: (i) the acquisition and packaging of an adequate number of recently released theatrical motion pictures and the production, acquisition and packaging of original series, original motion pictures and other original programs; and (ii) the offering of prices, marketing and advertising support and other incentives to cable operators, DTH satellite operators and other distributors for carriage so as to favorably position and package Showtime Networks' premium subscription television program services to subscribers. Home Box Office, Inc. is the dominant company in the U.S. premium subscription television category, offering two premium subscription television program services, HBO and Cinemax. Showtime Networks competes with Home Box Office, Inc. but has a significantly smaller share of the premium subscription television category. Starz Entertainment Group, L.L.C. owns Starz!, another premium subscription television program service, which features recently released theatrical motion pictures and competes with Showtime Networks' and Home Box Office, Inc.'s premium program services. Showtime Networks also competes for programming, distribution and/or audiences with broadcast television, basic cable program services and other media, including DVDs, portable devices and the Internet.

        The terms and favorable renewal of agreements with distributors for the distribution of the Company's premium subscription television program services are important to the Company. Consolidation among multichannel video programming distributors makes it more difficult to reach favorable terms and could have an adverse effect on revenues.

        Radio    (15%, 14% and 15% of the Company's consolidated revenues in 2005, 2004 and 2003, respectively)

        The Company's radio broadcasting business operates through CBS Radio, which owns and operates 179 radio stations serving 40 U.S. markets. Prior to the Separation, CBS Radio was known as Infinity Radio. CBS Radio is one of the largest operators of radio stations in the U.S.  Approximately 91% of the Company's radio stations are located in the 50 largest U.S. radio markets and approximately 58% in the 25 largest U.S. radio markets. The Company's strategy generally is to operate radio stations in the largest markets, acquire radio stations in the most attractive growth markets and take advantage of the Company's ability to sell advertising across multiple markets and formats. The Company believes that it is favorably impacted by offering radio, television and outdoor advertising platforms in large markets. The "Radio Stations, Television Stations and Outdoor Advertising Displays" table below includes information with respect to the Company's radio stations in the top 25 U.S. radio markets.

        Radio seeks to maintain substantial diversity among its radio stations. The geographically wide-ranging stations serve diverse target demographics through a broad range of programming formats, such as rock, oldies, all-news, talk, adult contemporary, sports/talk and country, and CBS Radio has established leading franchises in news, sports, and personality programming. This diversity provides advertisers with the convenience of selecting stations to reach a targeted demographic group or of selecting groups of stations to reach broad groups of consumers within and across markets. This diversity also reduces the Company's dependence on any single station, local economy, format or advertiser. Radio's general programming strategies include employing popular on-air talent, syndicating shows of some of these talent nationally and acquiring the rights to broadcast sports franchises and news content for its radio stations. These strategies, in addition to developing loyal audiences for its radio stations, create the opportunity to obtain additional revenues from syndicating such programming elements to other radio stations.

        CBS Radio has changed morning show programming at 27 of its radio stations. Certain of those stations have been rebranded as "Free FM,™" a talk radio format that features new on-air talent. In addition, CBS Radio features the "Jack" format on 12 of its stations. "Jack" is a highly music-intensive format with an expansive playlist. In March 2006, a one-hour radio show, Jim Cramer's Real Money, began live broadcasts on eight CBS Radio stations.

        The majority of Radio's revenues are generated from the sale of local, regional and national advertising. The major categories of radio advertisers include: automotive, retail, healthcare, telecommunications, fast food, beverage, movies, entertainment and services.  CBS Radio is able to use the reach, diversity and branding of its radio stations to create unique division-wide marketing and promotional initiatives for major national advertisers of products and services.  The success and reputation of CBS Radio and its stations allow the Company to attract the participation of major artists in these national campaigns.  Advertising expenditures by local advertisers fluctuate, which has an effect on Radio's revenues.

        The Company also owns the CBS Radio Network, which is managed by Westwood One, Inc. At December 31, 2005, the Company owned approximately 18% of the common stock of Westwood One, Inc., which it manages pursuant to a management agreement. Westwood One is a leading producer and distributor of syndicated and network radio programming in the U.S. and distributes syndicated and network radio programming, including traffic and weather information, to many of the Company's radio stations as well as to the Company's competitors. Westwood One does not own or operate radio stations. In December 2004, CBS Radio acquired a 10% interest in Spanish Broadcasting System, Inc., a company publicly traded on the NASDAQ, expanding the Company's commitment to Hispanic consumers.

        CBS Radio is extending its station brands online, through efforts that include streaming, podcasting and developing radio station Web sites. For example, approximately 70 CBS Radio stations throughout the

U.S. are streamed online, including such top brands as 1010 WINS in New York and KROQ-FM in Los Angeles.

        Radio Competition.    The Company's radio stations directly compete within their respective markets for audience, advertising revenues and programming with other radio stations including those owned by other group owners such as ABC Radio, Clear Channel Communications, Cox Radio, Emmis Communications, Entercom and Radio One. The Company's radio stations also compete with other media, such as broadcast, cable and DTH satellite television, radio, newspapers, magazines, the Internet and direct mail.

        The radio industry is also subject to competition from two satellite-delivered audio programming services, Sirius Satellite Radio and XM Satellite Radio, each providing over 100 channels of pay digital audio services. Sirius and XM sell advertising time on some of their channels and compete with the radio industry for programming.

        The Company's radio stations face increasing competition from audio programming delivered via the Internet and from consumer products such as portable digital audio players. These new technologies create new ways for individuals to listen to music and other content of their choosing while avoiding traditional commercial advertisements. An increasingly broad adoption by consumers of portable digital audio players could affect the ability of the Company's radio stations to attract listeners and advertisers.

        The radio broadcast industry has begun the process of converting from analog to digital broadcasts. Currently, approximately 700 radio stations are broadcasting in the U.S. using digital technology. The Company has joined other broadcast radio groups to form the HD Digital Alliance Association (the "Digital Alliance") which is committed to accelerate the conversion of over 2,000 additional AM and FM stations to digital radio technology over the next several years, including the conversion of approximately 131 of the Company's radio stations, 63 of which had been converted at December 31, 2005. Members of the Digital Alliance have also agreed to provide two digital audio broadcasts on each of their radio stations. One will be a digital rebroadcast of the station's analog signal and the other will be used to offer a broad range of unique commercial-free programming. The Digital Alliance plans to market digital radio technology to receiver manufacturers, electronics retailers and automobile manufacturers, and will publicize the availability of digital radio with promotional messages to be aired on its members' stations. Implementing its agreement with the Digital Alliance, CBS Radio recently announced a line-up of multicast programming for over 60 of its radio stations in 17 markets. The Company believes that digital transmissions will provide listeners with improved sound quality and should facilitate the convergence of radio with other digital media. It is too early to predict the full effect that the conversion to digital will have on the Company's radio businesses or on competition generally.

        Aggregate spot advertising sales revenues for the Company's radio stations for 2005 in each of the top five U.S. markets by metro area population were ranked either #1 or #2, according to the 2005 Market Total Spot Performance Summary of Miller, Kaplan, Arase & Co., LLP (for the New York, Los Angeles, Chicago, San Francisco and Dallas-Fort Worth markets).

Radio Stations, Television Stations and Outdoor Advertising Displays

        The following table sets forth information with regard to the Company's radio stations, television stations and outdoor advertising displays as of March 1, 2006 in the top 25 U.S. radio markets:

	Radio			Television			Outdoor
Market and Market Rank(1)	Stations	AM/FM	Format	Stations	Type/ Channel	Network Affiliation	Display Type
New York, NY #1—Radio #1—Television	WCBS-FM WCBS WFAN WINS WNEW WFNY	FM AM AM AM FM FM	Classic Hits ("Jack") News Sports News Rhythmic AC Talk ("Free FM")	WCBS-TV	VHF/2	CBS	Bus, Bus Shelters, Rail, Billboards, Bulletins, Walls, Trestles, "Spectacular Signage," Mall Posters
Los Angeles, CA #2—Radio #2—Television	KCBS-FM KFWB KLSX KNX KROQ-FM KRTH-FM KTWV	FM AM FM AM FM FM FM	Classic Hits ("Jack") News Talk ("Free FM") News Alternative Rock Oldies Smooth Jazz	KCAL-TV KCBS-TV	VHF/9 VHF/2	Independent CBS	Bus, Bus Shelters, Kiosks, Bulletins, Walls, Posters, Mall Posters
Chicago, IL #3—Radio #3—Television	WBBM-FM WBBM WCKG WJMK WSCR WUSN WXRT-FM	FM AM FM FM AM FM FM	Rhythmic Contemporary Hit Radio News Talk ("Free FM") Classic Hits ("Jack") Sports Country Adult Album Alternative	WBBM-TV	VHF/2	CBS	Bus, Bus Shelters, Rail, Bulletins, Posters, Mall Posters, Walls, Digital Billboards
San Francisco, CA #4—Radio #6—Television	KCBS KFRC-FM KITS KLLC KYCY KIFR	AM FM FM FM AM FM	News Oldies Alternative Rock Modern Adult Contemporary Talk (Podcasting) Talk ("Free FM")	KPIX-TV KBHK-TV	VHF/5 UHF/44	CBS UPN	Bus, Bus Shelters, Rail, Cable Cars, Bulletins, Walls, Posters, Mall Posters
Dallas-Fort Worth, TX #5—Radio #7—Television	KLUV-FM KOAI KJKK KRLD KVIL KLLI	FM FM FM AM FM FM	Oldies Smooth Jazz Classic Hits ("Jack") News/Talk Adult Contemporary Talk ("Free FM")	KTVT-TV KTXA-TV	VHF/11 UHF/21	CBS UPN	Walls, Bulletins, Mall Posters
Philadelphia, PA #6—Radio #4—Television	KYW WIP WOGL WPHT WYSP	AM AM FM AM FM	News Sports Oldies Talk Talk ("Free FM")/ Active Rock	KYW-TV WPSG-TV	VHF/3 UHF/57	CBS UPN	Bus Shelters, Rail, Bulletins, Mall Posters
Houston, TX #7—Radio #10—Television	KHJZ-FM KIKK KILT-FM KILT	FM AM FM AM	Smooth Jazz Talk Country Sports				Bulletins, Mall Posters
Washington, D.C. #8—Radio #8—Television	WARW WLZL WJFK-FM WPGC-FM WPGC	FM FM FM FM AM	Classic Rock Spanish-Tropical Talk ("Free FM") Rhythmic Crossover Gospel				Bus, Rail, Mall Posters, Walls

Detroit, MI #9—Radio #11—Television	WKRK-FM WOMC WVMV WWJ WXYT WYCD	FM FM FM AM AM FM	Talk ("Free FM") Oldies Smooth Jazz News Sports Country	WKBD-TV WWJ-TV	UHF/50 UHF/62	UPN CBS	Bus, Bulletins, Posters, Mall Posters
Atlanta, GA #10—Radio #9—Television	WAOK WVEE WZGC	AM FM FM	Black News/Talk Urban Contemporary Adult Album Alternative	WUPA-TV	UHF/69	UPN	Bus, Bus Shelters, Rail, Bulletins, Posters, Mall Posters
Boston, MA #11—Radio #5 — Television	WBCN WBMX WBZ WODS WZLX	FM FM AM FM FM	Classic Rock Hot Adult Contemporary News Oldies Classic Rock	WBZ-TV WSBK-TV	VHF/4 UHF/38	CBS UPN	Bulletins
Miami-Ft. Lauderdale, FL #12—Radio #17—Television	—	—	—	WFOR-TV WBFS-TV	VHF/4 UHF/33	CBS UPN	Bulletins, Bus, Rail, Mall Posters, Kiosks, Bus Shelters
Puerto Rico #13—Radio	—	—	—				Bulletins, Posters
Seattle-Tacoma, WA #14—Radio #13—Television	KBKS-FM KMPS-FM KPTK KJAQ-FM KZOK-FM	FM FM AM FM FM	Contemporary Hit Radio Country Progressive Talk Classic Hits ("Jack") Classic Rock	KSTW-TV	VHF/11	UPN	Bus, Bulletins, Posters, Mall Posters
Phoenix, AZ #15—Radio #14—Television	KOOL-FM KZON KMLE	FM FM FM	Oldies Talk ("Free FM") Country				Bus Shelters, Bulletins, Posters, Mall Posters, Benches, Walls
Minneapolis, MN #16—Radio #15—Television	WCCO WLTE KZJK	AM FM FM	News/Talk/Sports Adult Contemporary Classic Hits ("Jack")	WCCO-TV KCCO-TV KCCW-TV	VHF/4 Satellite Satellite	CBS CBS CBS	Bus, Rail, Bulletins, Mall Posters
San Diego, CA #17—Radio #26—Television	KSCF KYXY	FM FM	Talk Adult Contemporary				Bus Shelters, Bulletins, Posters, Mall Posters
Nassau-Suffolk, NY(2) #18—Radio	—	—	—				Bus, Bulletins
Tampa-St. Petersburg, FL #19—Radio #12—Television	WLLD WQYK-FM WQYK WYUU WRBQ-FM WSJT	FM FM AM FM FM FM	Rhythmic Contemporary Hit Radio Country Classic Country Spanish Oldies Smooth Jazz	WTOG-TV	UHF/44	UPN	Bulletins, Mall Posters
St. Louis, MO #20—Radio #21—Television	KEZK-FM KMOX KYKY	FM AM FM	Adult Contemporary News/Talk Hot Adult Contemporary				Bulletins, Posters, Mall Posters

Baltimore, MD #21—Radio #24—Television	WJFK WLIF WQSR WWMX WHFS	AM FM FM FM FM	Sports Soft Adult Contemporary Classic Hits ("Jack") Hot Adult Contemporary Talk ("Free FM")/ Alternative Rock	WJZ-TV	VHF/13	CBS	Mall Posters, Bus Shelters
Denver, CO #22—Radio #18—Television	KWLI KIMN KXKL-FM	FM FM FM	Country Hot Adult Contemporary Oldies	KCNC-TV	VHF/4	CBS	Bus Shelters, Bulletins, Posters, Mall Posters
Pittsburgh, PA #23—Radio #22—Television	KDKA WRKZ WDSY-FM WZPT	AM FM FM FM	News/Talk Rock Country Hot Adult Contemporary	KDKA-TV WNPA-TV	VHF/2 UHF/19	CBS UPN	Bulletins, Mall Posters
Portland, OR #24—Radio #23—Television	KVMX KINK KLTH KUFO-FM KUPL-FM KCMD	FM FM FM FM FM AM	80s Hits Adult Album Alternative 60's/70's Hits Rock Country Comedy				Bulletins, Mall Posters, Posters
Cleveland, OH #25—Radio #16—Television	WNCX WDOK WQAL WXRK	FM FM FM FM	Classic Rock Soft Adult Contemporary Hot Adult Contemporary Alternative Rock				Bus, Bulletins, Mall Posters, Rail

(1)
Radio market rank based on Fall 2005 Radio Market Ranking as provided by Arbitron Inc. Television market rank based on Nielsen Station Index—DMA Market and Demographic Rank, September 2005.

(2)
Sub-market of New York City. The Company's New York City radio and television stations serve Nassau-Suffolk.

  Outdoor (13% of the Company's consolidated revenues in each of 2005, 2004 and 2003)

        The Company sells, through its Outdoor businesses, advertising space on various media, including billboards, transit shelters, buses, rail systems (in-car, station platform and terminal), mall kiosks, masts and stadium signage. It has outdoor advertising operations in more than 100 markets in North America, including all 50 of the largest metropolitan markets in the U.S., 19 of the 20 largest metropolitan markets in Canada and 44 of the 45 largest metropolitan markets in Mexico. Additionally, Outdoor has the exclusive rights to manage advertising space on approximately 87% of the total bus fleet in the U.K. and has a variety of outdoor advertising displays in the Netherlands, France, Italy, the Republic of Ireland, Spain and China. The Company operates its Outdoor businesses through CBS Outdoor in the U.S., Vendor in Mexico and, with a license for the "Viacom" trademark for up to six years, Viacom Outdoor Canada in Canada and Viacom Outdoor outside the U.S., Mexico and Canada. The "Radio Stations, Television Stations and Outdoor Advertising Displays" table above includes information with regard to the Company's outdoor advertising properties in the top 25 U.S. radio markets.

        The substantial majority of Outdoor's revenues are generated from the sale of local, regional and national advertising. Advertising rates are based on supply and demand for the particular locations, which are influenced by a particular display's exposure known as "impressions" delivered in relation to the demographics of the particular market and its location within that market. Currently, these impressions are not measured by independent third parties. The Company cannot predict the impact, if any, on the Outdoor business should impressions become measured independently. The major categories of out-of-home advertisers include: entertainment, media, automotive, beverage, financial, real estate, retail, healthcare, telecommunications, restaurants, health and beauty aids, hotels and professional services. Out-of-home media industry advertising expenditures by retailers and the entertainment industry fluctuate, which has an effect on Outdoor's revenues.

        Outdoor generally operates in the billboard, transit and street furniture advertising markets. Outdoor primarily operates two types of billboard advertising displays, commonly referred to as "bulletins" and "posters." Bulletin space and poster space are generally sold for periods ranging from 4 weeks to 12 months. Billboards are generally mounted on structures owned or leased by Outdoor. Lease agreements are negotiated with both public and private landowners for varying terms ranging from month-to-month to year-to-year and can be for terms of 10 years or longer, and many provide for renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. New technologies for outdoor advertising displays, such as changeable message displays and digital billboards using light-emitting diode technology, continue to evolve. The Company keeps apprised of the evolution of such technology and display companies and endeavors to remain competitive in this regard.

        Transit advertising includes advertising on or in transit systems, including the interiors and exteriors of buses, trains, trams and at rail stations. Transit advertising contracts are negotiated with public transit authorities and private transit operators and generally provide for payment to the transit authority of a percentage of the revenues, a fixed payment, or the greater of a percentage of the revenues or a fixed payment. Where revenues are lower than anticipated, the minimum amount required to be paid to a transit authority may exceed, or be a high percentage of, the advertising revenues received by Outdoor under that advertising contract. In fourth quarter 2005, Outdoor renewed its contract for 10 years with the New York City Metropolitan Transportation Authority to handle display advertising in rail cars, at the entrances to stations, in stations and on station platforms in New York City subways and Staten Island Railway; extended for two years plus a one-year option to extend its agreement with MARTA, the Atlanta bus and rail system, and renewed for three years plus two one-year options its contract with SamTrans (San Mateo, California bus system) for interior and exterior bus advertising.

        Street furniture displays, the most common of which are bus shelters, reach both vehicular and pedestrian audiences. Bus shelters are usually constructed, installed and maintained by Outdoor. Most of Outdoor's bus shelter contracts include revenue-sharing arrangements with a municipality or transit authority and often include minimum required payments. Street furniture contracts usually involve a competitive bidding process and contracts typically are for a term of between 10 to 20 years. Contracts are awarded on the basis of projected revenues to the municipality, including minimum payments, and Outdoor's willingness to construct public facilities, such as bus shelters, public toilets and information kiosks. In both its transit and street furniture negotiations, Outdoor seeks to reduce minimum payment obligations on new agreements and on renewal of existing agreements. This position may make it more difficult to enter into new agreements or to renew certain existing agreements.

        Outdoor's business strategy involves expanding its presence in major selected markets, to grow its revenues and cash flow by being a leading provider of out of home advertising services in the markets it serves, controlling costs and developing and entering into new markets. In addition, the Company purchases outdoor advertising assets within its existing markets or in contiguous markets. During 2004 and 2005, Outdoor acquired new properties and entered into new markets and ventures, including the acquisition of advertising rights and billboards at the Oakland-Alameda County Coliseum Complex in California and with the Port Authority in Oakland, California, and the rights to advertise on buses in Beijing, China, through its acquisition of a 70% interest in Magic Media Advertising Limited (renamed Viacom Outdoor (Beijing) Limited). The Company believes that there will be continuing opportunities for implementing its acquisition and development strategies given the outdoor advertising industry's fragmentation. This is particularly true in the international markets where there are opportunities for Outdoor to increase profitability both from acquiring additional assets in or near its existing operations and from future acquisitions in new markets.

        Outdoor Competition.    The outdoor advertising industry is fragmented, consisting of several large companies involved in outdoor advertising such as Clear Channel Outdoor Holdings Inc., JC Decaux S.A., and Lamar Advertising Company as well as hundreds of smaller and local companies operating a limited number of display faces in a single or a few local markets. The Company also competes with other media, including broadcast and cable television, radio, print media, the Internet and direct mail marketers, within their respective markets. In addition, it competes with a wide variety of out-of-home media, including advertising in shopping centers, airports, movie theaters, supermarkets and taxis. Advertisers compare relative costs of available media and cost-per-thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, the outdoor advertising industry relies on its relative cost efficiency and its ability to reach a broad segment in a specific market or to target a particular geographic area or population with a particular demographic within that market. The Company keeps apprised of the evolution of new technologies in the industry. If new technologies such as digital billboards prove desirable to Outdoor's customers and deliver appropriate returns on investment, the Company's costs could increase.

        The Company believes that its strong emphasis in sales and customer service and its position as a leading provider of advertising services in each of its primary markets as well as its international inventory enables it to compete effectively with the other outdoor advertising companies, as well as other media, within those markets.

        Parks/Publishing    (8% of the Company's consolidated revenues in each of 2005, 2004 and 2003)

        The Parks/Publishing category's principal businesses are Paramount Parks, which is principally engaged in the ownership and operation of five regional theme parks and a themed attraction in the U.S. and Canada; and Simon & Schuster, which publishes and distributes consumer books in the U.S. and internationally.

        Publishing.    Simon & Schuster publishes and distributes adult and children's consumer books in printed, audio and digital formats in the U.S. and internationally. Simon & Schuster's major adult imprints include Simon & Schuster, Pocket Books, Scribner and Free Press. Simon & Schuster's major children's imprints include Simon Spotlight®, Aladdin Paperbacks™ and Simon & Schuster Books For Young Readers™. Simon & Schuster also develops special imprints and publishes titles based on CBS Network's and Showtime Networks' products as well as that of third parties and distributes products for other publishers. Simon & Schuster distributes its products directly and through third parties. Simon & Schuster also delivers content and promotes its products on Internet sites linked to individual titles. International publishing includes the international distribution of English-language titles through Simon & Schuster UK, Simon & Schuster Canada and Simon & Schuster Australia and other distributors, as well as the publication of local titles by Simon & Schuster UK.

        In 2005, Simon & Schuster published 98 titles that were New York Times bestsellers, including 14 New York Times #1 bestsellers. Best-selling titles in 2005 include 1776 by David McCullogh, Love Smart by Dr. Philip C. McGraw and Teacher Man by Frank McCourt. Simon & Schuster Online™, through SimonSays.com, publishes original content, builds reader communities and promotes and sells Simon & Schuster's books over the Internet.

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

        Parks.    Paramount Parks owns and operates five regional theme parks and a themed attraction in the U.S. and Canada: Paramount's Carowinds®, in Charlotte, North Carolina, Paramount's Great America™, in Santa Clara, California, Paramount's Kings Dominion®, located near Richmond, Virginia, Paramount's Kings Island®, located near Cincinnati, Ohio, Paramount Canada's Wonderland®, located near Toronto, Ontario, and the themed attraction, Star Trek: The Experience®, at the Las Vegas Hilton, a futuristic, interactive environment based on the popular television and movie series. Each of the theme parks features attractions, products and live shows based on various intellectual properties owned or licensed by the Company. In addition, Paramount Parks manages and operates Bonfante Gardens, a family-oriented garden theme park in Gilroy, California. In 2005, Paramount Parks announced the formation of a joint venture with Great Wolf Lodge Resorts to develop a 30-acre resort at Paramount's Kings Island in Salem, Ohio.

        A substantial amount of Paramount Parks' income is generated during its seasonal operating period. Factors such as local economic conditions, competitors and their actions, and weather conditions during the operating season may impact the business' performance. In January 2006, the Company announced its intention to divest Paramount Parks and to complete the divestiture in the second half of 2006.

  Parks/Publishing Competition.

        Publishing.    The consumer publishing business is highly competitive and has been affected over the years by consolidation trends. Significant mergers have occurred among the leading consumer publishers. Warehouse clubs and book superstores remain significant factors in the industry contributing to the general trend toward consolidation in the retail channel. There have also been a number of mergers completed in the distribution channel. The Company must compete with other larger publishers such as Random House, Penguin Group and Harper Collins for the rights to works by authors. Competition is particularly strong for well-known authors and public personalities.

        Parks.    The Company competes with other highly-capitalized, multi-park entertainment corporations. In order to compete effectively, the Company must differentiate its products through its access to entertainment intellectual property and brands and by investing capital to attract repeat customers. The Company believes that its owned and licensed intellectual properties enhance existing attractions and facilitate the development of new attractions, which encourage visitors to the Paramount Parks theme parks. The Company's theme parks also compete with other forms of leisure entertainment and with smaller operations in its regions and with other forms of entertainment.

REGULATION

        The Company's businesses are either subject to or affected by regulations of federal, state and local governmental authorities. The rules, regulations, policies and procedures affecting these businesses are subject to change. The descriptions which follow are summaries and should be read in conjunction with the texts of the statutes, rules and regulations described herein. The descriptions do not purport to describe all present and proposed statutes, rules and regulations affecting the Company's businesses.

  Intellectual Property

        Laws affecting intellectual property are of significant importance to the Company (see "Intellectual Property" on page I-25).

        Copyright Law and Content.    In the U.S., the copyright term for authored works is the life of the author plus 70 years. For works made-for-hire, the copyright term is the shorter of 95 years from the first publication or 120 years from creation.

        Peer-to-Peer Piracy.    Unauthorized distribution of copyrighted material over the Internet such as through so-called peer-to-peer services is a threat to copyright owners' ability to protect and exploit their property. The Company is engaged in enforcement and other activities to protect its intellectual property and has participated in various litigations, education and public relations programs and legislative activity on a worldwide basis. In June 2005, the U.S. Supreme Court ruled that one who distributes a device with the object of promoting its use to infringe copyright, as shown by clear expression or other affirmative steps taken to foster infringement, is liable for the resulting acts of infringement by third parties. This ruling will be a significant tool in the Company's enforcement efforts.

  Broadcasting

        General.    Television and radio broadcasting are subject to the jurisdiction of the FCC under the Communications Act. The Communications Act empowers the FCC, among other actions, to issue, renew, revoke and modify broadcasting licenses; determine stations' frequencies, locations and operating power; regulate some of the equipment used by stations; adopt other regulations to carry out the provisions of the

Communications Act and other laws, including requirements affecting the content of broadcasts; and to impose penalties for violation of its regulations, including monetary forfeitures, short-term renewal of licenses and, in egregious cases, license revocation or denial of license renewals.

        Under the Communications Act, the FCC also regulates certain aspects of the operation of cable and DTH satellite systems and other electronic media that compete with broadcast stations.

        Indecency Regulation.    The FCC's rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 am and 10 pm. Broadcasters risk violating the prohibition against broadcasting indecent or profane material because of the vagueness of the FCC's definition of indecent material, coupled with the spontaneity of live programming. The FCC in the last few years has stepped up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation proceedings against broadcast licensees for "serious" indecency violations. Legislation has also been introduced in Congress that would increase the penalties for broadcasting indecent programming and potentially increase the exposure of broadcasters to license revocation, renewal or qualifications proceedings in the event that they broadcast indecent material. In 2004, the FCC notified the Company of apparent liability for a $550,000 forfeiture relating to the broadcast of the Super Bowl half-time show by the Company's CBS broadcast television station affiliates and the CBS Network. The FCC had also previously initiated enforcement proceedings in response to allegations that several of the Company's radio stations had broadcast indecent material. In November 2004, the Company entered into a Consent Decree with the FCC pursuant to which all of these proceedings, other than the Super Bowl proceeding, were dismissed with prejudice and the Company agreed to make a voluntary contribution to the U.S. Treasury in the amount of $3.5 million when the Consent Decree becomes a "final order." The Company is defending the Consent Decree, which is being challenged by a third party. The Consent Decree also obligated the Company to provide training with respect to FCC indecency regulation to programming-related personnel at its broadcast television and radio operations and to implement other measures, such as audio and video delay mechanisms and editorial controls, to reduce the risk of broadcasting indecent material. Modifications to the Company's programming to reduce the risk of indecency violations could have an adverse effect on the competitive position of the Company's radio and television stations and the CBS Network. Since the Company and the FCC entered into the Consent Decree, additional complaints have been filed with the FCC alleging indecency violations at some of the Company's radio and television stations. On March 15, 2006, the FCC released three decisions relating to indecency complaints against the CBS Network and certain of the Company's television stations. The FCC ruled on the Super Bowl proceeding and ordered the Company to pay a forfeiture of $550,000. The FCC also notified the Company of apparent liability for forfeitures relating to a broadcast of the program Without a Trace. The FCC proposed to assess a forfeiture of $32,500 against stations owned by the Company. Other complaints involving the broadcast of alleged indecent or profane material by stations owned by the Company remain pending. The Company intends to appeal or request reconsideration of the Super Bowl decision and to contest the proposed forfeitures. Some policymakers also support the extension of the indecency rules that are applicable to over-the-air broadcasters to cover cable and satellite programming and/or attempts to step up enforcement of or otherwise expand existing laws and rules. If such an extension, step up in enforcement or other expansion took place and were found to be constitutional, some of the Company's cable content could be subject to additional regulation and might not be able to attract the same subscription and viewership levels.

        License Renewals.    Radio and television broadcast licenses are granted for a term of eight years. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity and with respect to the station, there have been no serious violations by the licensee of either the Communications Act or the FCC's rules and regulations and there have been no other violations by the licensee of the Communications Act or the FCC's rules and regulations that, taken together, constitute a pattern of abuse. The Company has pending and will file renewal applications for a number of its radio and television station licenses in 2006 and 2007, six of which have been opposed by third parties, and other renewal applications may be so opposed in the future.

        License Assignments.    The Communications Act requires prior FCC approval for the assignment of a license or transfer of control of an FCC licensee. Third parties may oppose the Company's applications to transfer or acquire additional broadcast licenses.

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

        In 2003, the FCC completed a comprehensive review of all of its broadcast ownership rules (the "Omnibus Ownership Review"), including the local radio ownership rule, the local television ownership rule, the television national audience reach limitation, the dual network rule, the newspaper-broadcast cross-ownership rule and the radio-television cross-ownership rule, and adopted revised rules. Under the new rules, the Company would be permitted to expand its television and radio station holdings in a number of markets. Several parties, however, appealed the FCC's decision to the U.S. Court of Appeals for the Third Circuit. In January 2004, Congress passed legislation establishing a national television audience reach limitation of 39%. This legislation superseded the FCC's decision in the Omnibus Ownership Review to raise the limitation to 45%. In June 2004, the U.S. Court of Appeals for the Third Circuit remanded most of the other revised rules to the FCC for additional justification or modification, including new cross-media limits the FCC had established and certain revisions to the local radio and television ownership rules. Pending the U.S. Court of Appeals for the Third Circuit's subsequent review of the FCC's future decision on remand, a stay of the new broadcast ownership rules, except for the new local radio ownership rules, will remain in effect. The U.S. Supreme Court declined to accept review of the case.

        The FCC's ownership rules, as currently in effect, and the new rules that remain subject to the court's stay, are briefly summarized below.

          Local Radio Ownership.    The FCC's new local radio ownership rule is not subject to the U.S. Court of Appeals for the Third Circuit's stay and applies in all markets where the Company owns radio stations. Under that rule, one party may own up to eight radio stations in the largest markets, no more than five of which may be either AM or FM. With a few exceptions, the rule permits the common ownership of 8 radio stations in the top 50 markets, where CBS Radio has significant holdings. In the Omnibus Ownership Review, the FCC changed its method of defining local radio markets and counting the number of stations in a particular market, but not the numeric limits. As a result of the change in the method used for defining and counting the number of stations in a local radio market, the Company's radio portfolio exceeds the FCC's numeric limit in two markets. While the new rule does not require the divestiture of any existing radio ownership combinations, the Company is not permitted to transfer its radio portfolios in those two markets intact, except to qualified small businesses.

          Local Television Ownership.    Under the FCC's local television ownership rule as currently in effect, one party may own up to two television stations in the same DMA, so long as at least one of the two stations is not among the top four-ranked stations in the market based on audience share as of the date an application for approval of an acquisition is filed with the FCC, and at least eight independently owned and operating full-power television stations remain in the market following the acquisition. Further, without regard to the number of remaining independently owned television stations, the rule as in effect permits the ownership of two television stations within the same DMA so long as certain signal contours of the stations involved do not overlap. The new rule would eliminate the exception for non-overlapping stations and the requirement for a minimum of eight independently owned and operated stations in a DMA. Under the new rule, one party could own up to 3 television stations in DMAs with 18 or more television stations and up to 2 television stations in DMAs with fewer than 18 television stations. The FCC, however, retained the prohibition of ownership of two top four-ranked stations, with limited exceptions. Under the rule as in effect, and the new rule, satellite stations that simply rebroadcast the programming of a "parent" station are exempt from the local television ownership rule if located in the same DMA as the "parent" station.

          Television National Audience Reach Limitation.    Under the national television ownership rule, as modified by Congress in 2004, one party may not own television stations which reach more than 39% of all U.S. television households. For purposes of calculating the total number of television households reached by a station, the FCC attributes a UHF television station with only 50% of the television households in its market. The Company currently owns and operates television stations that have an aggregate television national audience reach for purposes of the national ownership limitation of approximately 38%, after applying the UHF discount.

          Radio-Television Cross-Ownership Rule.    The radio-television cross-ownership rule as currently in effect limits the common ownership of radio and television stations in the same market. The numeric limit varies according to the number of independent media voices in the market. The Company owns a combination of radio and television stations in the Los Angeles market in excess of the limit currently in effect. The Company has an application pending before the FCC that if granted would bring the Company into compliance with the rule.

          New Cross-Media Limits.    The FCC repealed the radio-television cross-ownership rule in the Omnibus Ownership Review and replaced it, as well as the newspaper-broadcast cross-ownership rule, with new cross-media limits. Under the new cross-media limits, there would be no cross-media limits in DMAs with nine or more television stations. In DMAs with four to eight television stations, radio and television cross-ownership would be permitted without any limitation, so long as there is no common ownership of a daily newspaper. The new rule would prohibit radio and television station cross-ownership only in markets with three or fewer television stations. The Company's radio and television portfolio complies with the new cross-media limits assuming that they go into effect without modifications.

          Dual Network Rule.    The dual network rule prohibits any of the four major networks, ABC, CBS, FOX and NBC, from combining. The FCC made no change to this rule in the Omnibus Ownership Review.

          Attribution of Ownership.    Under the FCC's attribution rules, a direct or indirect purchaser of various types of securities of an entity which holds FCC licenses, such as the Company, could violate the foregoing FCC ownership regulations or policies if that purchaser owned or acquired an "attributable" interest in other media properties. Under the FCC's rules, an "attributable" interest for purposes of the FCC's broadcast ownership rules generally includes: equity and debt interests which combined exceed 33% of a licensee's total assets, if the interest holder supplies more than 15% of the licensee's total weekly programming, or has an attributable same-market media interest, whether television, radio, cable or newspaper; a 5% or greater direct or indirect voting stock interest, including certain interests held in trust, unless the holder is a qualified passive investor in which case the threshold is a 20% or greater voting stock interest; any equity interest in a limited liability company or a partnership, including a limited partnership, unless properly "insulated" from management activities; and any position as an officer or director of a licensee or of its direct or indirect parent. The FCC is currently reviewing its single majority voting shareholder attribution exemption which renders as non-attributable voting interests up to 49% in a licensee controlled by a single majority voting shareholder. Because the Company and New Viacom have the same single majority voting shareholder, the business of each company is attributable to the other for certain FCC purposes, which may have the effect of limiting the activities or strategic business alternatives available to the

  Company. (See Item 1A. Risk Factors—The Businesses of the Company and New Viacom Will Be Attributable to the Other Company for Certain Regulatory Purposes).

          Alien Ownership.    The Company periodically surveys its public shareholders to ascertain compliance with provisions in the Communications Act that limit the ability of foreign entities or individuals to own or hold interests in broadcast licenses. In general, the Communications Act prohibits foreign individuals or entities from owning more than 20% of the voting power or equity of the Company.

        Digital Television Service.    The FCC has taken a number of steps to implement digital television broadcasting service in the U.S. The FCC has attempted to provide digital television coverage areas that are comparable to stations' existing service areas and has provided all licensed television stations with a second channel on which to broadcast a digital television signal. Licensees are permitted to use their digital channels for a wide variety of services such as high definition video programming, multiple channels of standard definition video programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free over-the-air video program signal at least comparable in resolution to the station's analog programming transmissions.

        As part of the nationwide transition from analog to digital broadcasting, all full power commercial television stations are required to transmit a digital signal 100% of the time they are transmitting an analog signal. All of the Company's full power television stations have commenced digital broadcasting, except for the Company's UPN-affiliated station in the Pittsburgh market. The FCC recently completed a proceeding in which a digital channel was assigned to the Company's Pittsburgh television station.

        Legislation setting February 17, 2009 as the date U.S. full power television broadcasters must cease transmitting analog television signals was signed into law. The law sets aside $1.5 billion in subsidies to help consumers obtain converter boxes that will allow analog television sets to receive digital broadcasts. The Company has incurred considerable costs in the conversion to digital television and is unable to predict the effect of the cessation of analog broadcasting and the extent or timing of consumer demand for digital television services and the resulting impact on the Company's viewership.

        Cable and Satellite Carriage of Television Broadcast Stations.    The 1992 Cable Act and implementing FCC regulations govern the retransmission of commercial television stations by cable television operators. Every three years, each station must elect, with respect to cable systems within its DMA, either "must carry" status, pursuant to which the cable system's carriage of the station is mandatory, or "retransmission consent," pursuant to which the station gives up its right to mandatory carriage in order to negotiate consideration in return for consenting to carriage. Generally, the Company has elected the retransmission consent option for the period beginning January 1, 2006.

        Similarly, federal legislation and FCC rules govern the retransmission of broadcast television stations by DTH satellite operators. DTH satellite operators are required to carry the signals of all local television broadcast stations requesting carriage in local markets in which the DTH satellite operator carries at least one signal pursuant to the statutory local-to-local compulsory copyright license. Every three years, each television station in such markets must elect "must carry" or "retransmission consent" status, in a manner similar to that described above with respect to cable systems. Almost all of the Company's owned and operated television stations are being transmitted into their local markets by the two major DTH satellite operators pursuant to retransmission consent agreements.

        The foregoing relates to cable and satellite carriage of analog television broadcast stations. Although a single programming stream transmitted by each digital television station will be required to be carried on both distribution platforms after the end of the digital television transition period, the FCC, in February 2005, affirmed that it will not require cable operators either to carry both a station's analog and digital signals during the transition period or, after the conversion to digital, to carry more than a station's primary video programming channel. However, the Company has agreements with a number of multiple system operators that require carriage of the digital and analog signals of the Company-owned television stations during the transition (including multiple streams of digital programming).

        A la Carte.    Several policymakers maintain that cable operators should be required to offer programming to subscribers on a network by network or à la carte basis or provide "family friendly" program tiers. Unbundling packages of program services may increase competition among programmers and marketing expenses, which could adversely affect the Company's cable networks' results of operations.

        Children's Television Programming.    Federal legislation and FCC rules limit the amount and content of commercial matter that may be shown on television stations during programming designed for children 12 years of age and younger, and require stations to broadcast three hours per week of educational and informational programming ("E/I programming") designed for children 16 years of age and younger. In response to rule changes proposed jointly by video programmers, including the Company, and public interest groups, the FCC recently stayed its new rules that, as of January 1, 2006, would have imposed the E/I programming requirement on each digital multicast program stream transmitted by television stations, limited the number of times a qualifying E/I program could be preempted for any reason, classified program promotions during children's programming as commercial matter unless the promoted programs are educational, and limited the display during children's programming of the Internet addresses of Web sites that contain or link to commercial material or that use program characters to sell products. These FCC rules could have had an adverse impact on the Company's owned and operated television stations as well as on the CBS Network, in particular because the children's programming supplied to CBS affiliates nationwide is subject to preemption due to scheduling conflicts involving sports and other popular event-based programming. If the joint proposal were adopted by the FCC, the concerns would be moot. While the FCC considers the suggested rule changes, the Company and the other companies involved in the joint proposal to the FCC have agreed to comply with their recommended less stringent Web site and promotions rules and with the E/I multicasting rule, but their proposal eliminates any numerical limit on preemptions of E/I programming.

        Program Access.    Under the Communications Act, vertically integrated cable programmers (more fully described below) are generally prohibited from offering different prices, terms or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the FCC's regulations. The FCC's "program access" rules also limit the ability of a vertically integrated cable programmer to enter into exclusive distribution arrangements with cable operators. A cable programmer is considered to be vertically integrated under the FCC's program access attribution rules if it owns or is owned by a cable operator in whole or in part. Cable operators for this purpose may include telephone companies that provide video programming directly to subscribers. The Company's wholly owned program services are not currently subject to the program access rules. The Company's flexibility to negotiate the most favorable terms available for carriage of these services and its ability to offer cable operators exclusive programming could be adversely affected if it were to become subject to the program access rules. Certain actions of the Company with respect to program access rules are addressed under the terms of a separation agreement, which is filed as an exhibit to this report (the "Separation Agreement") between the Company and New Viacom. See Item 1A. Risk Factors—"The Separation Agreement Prohibits the Company from Engaging in Certain Types of Businesses."

        Digital Radio.    For a number of years, the FCC has been developing rules that would permit existing AM and FM radio broadcast stations to broadcast digitally in order both to improve sound quality and to provide spectrum for enhanced data services to complement the existing programming service and provide new business opportunities for radio broadcasters, including multicasting opportunities. In 2002, the FCC authorized FM radio stations (on a full-time basis) and AM radio stations (on a daytime only basis) to broadcast digital signals using excess spectrum in the same channel used for analog transmissions. The FCC is still developing final rules for the conversion of radio stations to digital, and has not mandated use of the technology or established any timetable for conversion to digital. Despite the lack of such a mandate, the Company has recently committed to converting 131 of its radio stations to digital broadcasting technology over the next several years, 63 of which had been converted at December 31, 2005. CBS Radio and other broadcasters have formed the Digital Alliance and have made commitments that will result in over 2,000 AM and FM stations converting to digital technology nationwide, including in the top 100 radio markets.

        Payola.    The Attorney General of the State of New York is in the process of conducting an investigation of record companies, radio stations and independent record promoters relating to the promotion and selection of music on radio stations, principally to determine whether radio stations have received undisclosed payments which were tied to their decisions on what songs to play, a practice commonly referred to as "payola." The Attorney General has entered into a settlement agreement with Sony/BMG Music Entertainment and Warner Music Group Corp. CBS Radio has cooperated fully with the Attorney General and has provided information as requested and permitted the deposition of several of its employees. Because the receipt of "payola" violates the Communications Act, the FCC has announced that it is reviewing information provided to it by the Attorney General, and may initiate its own investigation.

  Outdoor

        The outdoor advertising industry is subject to extensive governmental regulation at the federal, state and local levels in the U.S. and to national, regional and local restrictions in foreign countries. These regulations can affect the operation of advertising displays and include restrictions on the construction, repair, upgrading, height, size and location of outdoor advertising structures and, in some instances, the content of advertising copy that can be displayed on these structures. In addition, in recent years, outdoor advertising has become the subject of targeted state and municipal taxes and fees. These laws may affect competitive conditions in various markets in various ways. Such laws may reduce the Company's expansion opportunities, or may increase or reduce competitive pressure from others. No assurance can be given that existing or future laws or regulations and the enforcement thereof will not materially and adversely affect the Outdoor business.

        Under U.S. law, principally the Highway Beautification Act of 1965 (the "HBA"), outdoor advertising is controlled on primary and interstate highways built with federal financial assistance. As a condition to federal highway assistance, the HBA requires states to restrict billboards on such highways to commercial and industrial areas, and imposes certain additional size, spacing and other requirements associated with the installation and operation of billboards. Outdoor is not aware of any states which have passed laws and adopted regulations which are less restrictive than the federal requirements, including the obligation on the part of the billboard owner to remove, at the owner's expense and without compensation, any non-grandfathered signs on such highways that do not comply with such requirements. Outdoor does not believe that the number of its billboards that may be subject to removal under these regulations is material. No state in which Outdoor operates has banned billboards, but some have adopted standards more restrictive than the federal requirements. Municipal and county governments generally also have sign controls as part of their zoning laws and building codes. Some state and local governments prohibit construction of new billboards and some allow new construction only to replace existing structures, although most allow construction of billboards subject to restrictions on zoning, size, spacing, height and type of construction. In some cases, the construction of new billboards or the relocation or modification of existing billboards is prohibited. A number of cities including Philadelphia, New York City, Los Angeles and Miami have implemented or initiated legislative billboard controls, including imposing taxes, fees and/or registration requirements in an effort to decrease or restrict the number of outdoor signs and/or to raise revenue. The Company contests such laws and regulations that it believes unlawfully restrict its constitutional or other legal rights and may adversely impact the growth of its outdoor advertising business.

        U.S. law neither requires nor prohibits removal of existing lawful billboards, but it does require payment of compensation if a state or political subdivision compels the removal of a lawful billboard along a primary or interstate highway that was built with federal financial assistance. State governments have purchased and removed legal billboards for beautification objectives in the past using federal funding for transportation enhancement programs, and may do so in the future. State government authorities from time to time use the power of eminent domain to remove billboards. Thus far, Outdoor has been able to obtain satisfactory compensation for its billboards purchased or removed as a result of this type of governmental action, although there is no assurance that this will continue to be the case in the future. Local governments do not generally purchase billboards for beautification, but some have attempted to force removal of legal but nonconforming billboards (billboards which conformed with applicable zoning regulations when built but which do not conform to current zoning regulations) after a period of years under a concept called amortization. Under this concept the governmental body asserts that just compensation is earned by continued operation of the billboard over time. Although there is some question as to the legality of amortization under federal and many state laws, amortization has been upheld in some instances. Outdoor generally has been successful in negotiating settlements with municipalities for billboards required to be removed. Restrictive regulations also limit Outdoor's ability to rebuild or replace nonconforming billboards.

        As the owner or operator of various real properties and facilities in outdoor advertising operations, the Company must comply with various U.S. federal, state and local and foreign environmental, health, safety and land use laws and regulations. The Company and its properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety, as well as zoning and other land use restrictions which may affect, among other things, the hours of operation and illumination as well as methods and conditions of maintenance of facilities and advertising installation. Historically, the Company has not incurred significant expenditures to comply with these laws. However, future laws or a finding of a violation of or liability under existing laws could require the Company to make significant expenditures and otherwise limit or restrict its ability to use or operate some of its displays.

        Out-of-court settlements between the major U.S. tobacco companies, the U.S. government, and all 50 states include a ban on the outdoor advertising of tobacco products. State and local governments continue to initiate proposals designed to limit outdoor advertising of alcohol. Other products and services may be targeted in the future. Legislation regulating alcohol-related advertising due to content-related restrictions could cause a reduction in Outdoor's direct revenue from such advertisements and a simultaneous increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

INTELLECTUAL PROPERTY

        The Company creates, owns and distributes intellectual property worldwide. It is the Company's practice to protect its television and radio product, characters, publications and other original and acquired works and software. The following logos, trade names, trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of the Company: CBS®, CBS Entertainment™, CBS News™, CBS Sports®, CBS Radio™, UPN®, Showtime®, The Movie Channel™, Flix®, CBS Outdoor™, King World®, Spelling Television®, Entertainment Tonight®, Star Trek®, Simon & Schuster®, Pocket Books®, CSTV College Sports Television®, CBSSportsline™, CBS Digital Media™ and all the call letters for the Company's television and radio stations. As a result, domestic and foreign laws protecting intellectual property rights are important to the Company and the Company actively enforces its intellectual property rights against infringements.

EMPLOYEES

        At December 31, 2005, the Company employed approximately 32,160 people including full-time and part-time salaried employees.

FINANCIAL INFORMATION ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

        Financial and other information by segment and relating to foreign and domestic operations for each of the last three years ending December 31 is set forth in Note 15 to the Consolidated Financial Statements.

AVAILABLE INFORMATION

        CBS Corp.'s Web site address is www.cbscorporation.com. CBS Corp. makes available free of charge on or through the Investor Relations section of its Web site its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through the Company's Web site as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. On June 23, 2005, the Company submitted to the New York Stock Exchange the Annual CEO Certification required by Section 303A 12(a) of the New York Stock Exchange Listing Manual. The Company filed with the Securities and Exchange Commission the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31(a) and 31(b) to its Annual Report on Form 10-K for the year ended December 31, 2004.

Item 1A. Risk Factors.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

        This document and the documents incorporated by reference into this Annual Report on Form 10-K, including "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition," contain both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. More information about these risks, uncertainties and other factors is set forth below. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are only made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

RISK FACTORS

        For an enterprise as large and complex as the Company, a wide range of factors could affect our business and financial results. The factors described below are considered to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on the Company's future results. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

A Decline in Advertising Expenditures Could Cause the Company's Revenues and Operating Results to Decline Significantly in Any Given Period or in Specific Markets

The Company derives substantial revenues from the sale of advertising on its broadcast and basic cable networks, television stations, radio stations, outdoor media and syndicated programming. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market, particularly a major market such as Los Angeles, New York or Chicago, in which the Company owns and operates sizeable businesses, could alter current or prospective advertisers' spending priorities. Disasters, acts of terrorism, political uncertainty or hostilities could lead to a reduction in advertising expenditures as a result of uninterrupted news coverage and economic uncertainty. Advertising expenditures may also be affected by increasing competition for the leisure time of audiences. In addition, advertising expenditures by companies in certain sectors of the economy, including the automotive, financial and pharmaceutical segments, represent a significant portion of the Company's advertising revenues. Any political, economic, social or technological change resulting in a reduction in these sectors' advertising expenditures may adversely affect the Company's revenue. Advertisers' willingness to purchase advertising from the Company may also be affected by a decline in audience ratings for the Company's programming, the inability of the Company to retain the rights to popular programming, increasing audience fragmentation caused by the proliferation of new media formats, including cable networks, the Internet and video-on-demand and the deployment of portable digital devices which allow consumers to time shift programming and skip or fast forward through advertisements. The Company's revenues from outdoor advertising also depend on the Company's continued ability to obtain the right to use effective outdoor advertising space. Any reduction in advertising expenditures could have an adverse effect on the Company's revenues and results of operations.

The Company's Success Is Dependent upon Audience Acceptance of Its Content, Particularly its Television and Radio Programs, Which Is Difficult to Predict

Television and radio content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of a television or radio program, and the licensing of rights to the intellectual property associated with the program, depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a television or radio program also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. Rating points are also factors that are weighed when determining the advertising rates that the Company receives. Poor ratings can lead to a reduction in pricing and advertising spending. For example, there can be no assurance that any replacement programming on the Company's radio or television stations will generate the same level of revenues or profitability of previous programming. In addition, the success of the Company's cable networks and Simon & Schuster is dependent in part on audience acceptance of its programming and publications, respectively. Consequently, low public acceptance of the Company's content, particularly its television and radio programs, will have an adverse effect on the Company's results of operations.

Failure by the Company to Obtain, Create and Retain the Rights in Popular Programming Could Adversely Affect the Company's Revenues

Operating results from the Company's programming businesses fluctuate primarily with the acceptance of such programming by the public, which is difficult to predict. The Company's revenue from its television and radio business is therefore partially dependent on the Company's continued ability to anticipate and adapt to changes in consumer tastes and behavior on a timely basis. Moreover, the Company derives a meaningful portion of its revenues from the exploitation of its extensive library of television programming. Generally, a television series must have a network run of at least three or four years to be successfully sold in domestic syndication. If the content of its television programming library ceases to be widely accepted by audiences or is not continuously replenished with popular content, the Company's revenues could be adversely affected. The Company obtains a significant portion of its popular programming from third parties. For example, some of CBS Network's most widely viewed broadcasts, including the NCAA Division 1 Men's Basketball Championship, golf's Masters Tournament and PGA Championship, and NFL games, are made available based upon programming rights of varying duration that the Company has negotiated with third parties. In addition, Showtime Networks enters into commitments to acquire rights to feature films and other programming for Showtime, The Movie Channel and FLIX from motion picture producers and other suppliers for varying durations, and CBS Radio acquires the broadcast rights to syndicated shows and to various programs, such as sports events from third parties. Competition for popular programming that is licensed from third parties is intense, and the Company may be outbid by its competitors for the rights to new, popular programming or in connection with the renewal of popular programming currently licensed by the Company. The Company's failure to obtain or retain rights to popular content could adversely affect the Company's revenues.

Any Decrease in Popularity of the Programming for Which the Company Has Incurred Significant Commitments Could Have an Adverse Effect on Its Profitability

Programming and talent commitments of the Company, estimated to aggregate approximately $14.16 billion as of December 31, 2005, included $9.89 billion for the acquisition of sports programming rights, $2.86 billion relating to television, radio and film production and acquisitions and $897.8 million for talent contracts, with $3.09 billion of these amounts payable in and after 2011. A shortfall, now or in the future, in the expected popularity of the sports events for which the Company has acquired rights, or in the television and radio programming the Company expects to air, could lead to decreased profitability or losses for a significant period of time.

The Company's Operating Results Are Subject to Seasonal Variations

The Company's business has experienced and is expected to continue to experience seasonality due to, among other things, seasonal advertising patterns, seasonal theme park attendance and seasonal influences on people's viewing, reading and listening habits. Typically, the Company's revenue from advertising increases in the fourth quarter, Simon & Schuster generates a substantial portion of its revenues in the fourth quarter and Paramount Parks' revenues from admissions are primarily generated in the second and third quarters. In addition, advertising revenues in even-numbered years benefit from advertising placed by candidates for political offices. The effect of such seasonality makes it difficult to estimate future operating results based on the previous results of any specific quarter.

The Company's Businesses Operate in Highly Competitive Industries

The Company competes with other media companies for high quality content and attractive outdoor advertising space to achieve large audiences and to generate advertising revenue. The Company also competes for distribution on various cable, DTH satellite and other platforms. The Company's ability to attract viewers and advertisers and obtain favorable distribution depends in part on its ability to provide popular television, syndicated programming and radio programming and books, as well as well-placed outdoor advertising faces. In addition, the consolidation of advertising agencies, distributors and television service providers has made competition for viewers, advertising revenue, and distribution more intense. In addition, consolidation among book retailers has resulted in increased competition for limited shelf space for the Company's publications. Competition for viewers and advertising comes from: broadcast television stations and networks; cable television systems and networks; the Internet; terrestrial and satellite radio and portable digital audio players; outdoor advertisers; local, regional and national newspapers; direct mail; and other communications and advertising media that operate in these markets. Other television and radio stations or cable networks may change their formats or programming, a new station or new network may adopt a format to compete directly with the Company's stations or networks, or stations or networks might engage in aggressive promotional campaigns. This competition could result in lower ratings and advertising and subscription revenues or increased promotional and other expenses and, consequently, lower earnings and cash flow for the Company. The Company cannot assure you that it will be able to compete successfully in the future against existing or potential competitors, or that competition will not have a material adverse effect on its business, financial condition or results of operations.

The Company Must Respond to Rapid Changes in Technology, Services and Standards in Order to Remain Competitive

Video, telecommunications, radio and data services technologies used in the entertainment industry are changing rapidly. Advances in technologies or alternative methods of product delivery or storage, or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage, could have a negative effect on the Company's businesses. Examples of such advances in technologies include video-on-demand, satellite radio, new video and electronic book formats and downloading from the Internet and digital outdoor displays. For example, devices that allow users to view or listen to television or radio programs on a time-delayed basis and technologies that enable users to fast-forward or skip advertisements, such as DVRs and portable digital devices, may cause changes in consumer behavior that could affect the attractiveness of the Company's offerings to advertisers and could therefore adversely affect its revenues. In addition, further increases in the use of portable digital devices which allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect the Company's radio and television broadcasting advertising and subscription revenues. Cable providers and DTH satellite operators are developing new techniques that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television marketplace into more specialized niche audiences. More television options increase competition for viewers and competitors targeting programming to narrowly defined audiences may gain an advantage over the Company for television advertising and subscription revenues. The ability to anticipate and adapt to changes in technology on a timely basis and exploit new sources of revenue from these changes will affect the Company's ability to continue to grow and increase its revenue.

Increased Programming and Content Costs May Adversely Affect the Company's Profits

The Company produces and acquires programming and content and incurs costs for all types of creative talent, including actors, authors, writers and producers. An increase in the costs of such programming and content or in the costs for creative talent may lead to decreased profitability.

Piracy of the Company's Programming and Other Content, Including Digital and Internet Piracy, May Decrease Revenue Received from the Exploitation of the Company's Programming and Other Content and Adversely Affect Its Businesses and Profitability

Piracy of programming is prevalent in many parts of the world and is made easier by technological advances allowing conversion of programming and other content into digital formats, which facilitates the creation, transmission and sharing of high quality unauthorized copies of the Company's content. The proliferation of unauthorized copies and piracy of these products has an adverse effect on the Company's businesses and profitability because these products reduce the revenue that the Company potentially could receive from the legitimate sale and distribution of its products and services. In addition, if piracy were to increase, it would have an adverse effect on the Company's businesses and profitability.

Changes in U.S. Communications Laws or Other Regulations May Have an Adverse Effect on the Company's Business

The television and radio broadcasting and distribution industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television and radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. For example, the Company is required to obtain licenses from the FCC to operate its radio and television stations. The Company cannot assure you that the FCC will approve its future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company's licenses could have a material adverse effect on the Company's revenues. The Company must also comply with extensive FCC regulations and policies in the ownership and operation of its television and radio stations and its television networks. FCC regulations prohibit the ownership of more than one of the top four networks, ABC, CBS, FOX and NBC, and limit the number of television and radio stations that a licensee can own in a market and the number of television stations that can be owned nationwide, which could restrict the Company's ability to consummate future transactions and in certain circumstances could require it to divest some television or radio stations. New FCC rules on children's television programming could adversely affect the Company. The Company and public interest groups, among others, have entered into a settlement agreement, which, if adopted by the FCC, would moot the concerns. In the meantime, the FCC has stayed the effectiveness of the new rules pending its decision of whether to accept the settlement. As part of the nationwide transition from analog to digital broadcasting, the Company's full power television stations are required to transmit a digital signal 100% of the time they are transmitting an analog signal. This requirement increases the Company's operating costs. At the end of the analog-to-digital period, which is scheduled to occur in February 2009, these television stations will be required to cease analog transmissions. The Company is unable to predict the extent to which consumers will acquire digital television receivers or digital conversion devices for analog television receivers and the effect of the cessation of analog broadcasting on viewership. In addition, the Company is unable to predict the extent or timing of consumer demand for digital television services and the resulting impact on the Company's viewership. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company's radio and television properties. For example, from time to time, proposals have been advanced in the U.S. Congress and at the FCC to require radio and television broadcast stations to provide advertising time to political candidates for free or at a reduced charge. In addition, some policymakers maintain that cable operators should be required to offer a la carte programming to subscribers on a network by network basis or "family friendly" programming tiers. The FCC recently issued a report finding that consumers would benefit if cable operators were required to offer programming on an a la carte basis because of greater choice and the opportunity to lower bills. Unbundling packages of program services may increase both competition for carriage on distribution platforms and marketing expenses, which could adversely affect the Company's cable networks' results of operations. Changes to the media ownership and other FCC rules may affect the competitive landscape in ways that could increase the competition faced by the Company. Proposals have also been advanced from time to time before the U.S. Congress and the FCC to extend the program access rules (currently applicable only to those cable program services which also own or are owned by cable distribution systems) to all cable program services. The Company's ability to obtain the most favorable terms available for its content could be adversely affected should such an extension be enacted into law. In addition, changes in international laws may have an adverse impact on the Company's international businesses. The Company is unable to predict the effect that any such laws, regulations or policies may have on its operations.

Vigorous Enforcement or Enhancement of FCC Indecency and Other Program Content Rules Against the Broadcast and Cable Industries Could Have an Adverse Effect on the Company's Businesses and Results of Operations

The FCC's rules prohibit the broadcast of obscene material at any time and indecent or profane material on television or radio broadcast stations between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC's definition of indecent material, coupled with the spontaneity of live programming. The FCC vigorously enforces its indecency rules against the broadcasting industry as a whole. The FCC has indicated that it is stepping up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation proceedings against broadcast licensees for "serious" indecency violations. The FCC has found on a number of occasions recently, chiefly with regard to radio stations, that the content of broadcasts has contained indecent material. In such instances, the FCC issued fines to the offending licensees. Moreover, the FCC has recently begun imposing separate fines for each allegedly indecent "utterance," in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation. In addition, legislation has been introduced in the U.S. Congress which would, among other things, (i) significantly increase the fines for indecent broadcasts, (ii) specify that all indecency violations are "serious" violations for license renewal purposes and (iii) mandate an evidentiary hearing to consider the revocation of a station's license or construction permit of any station that has had three indecency violations during its license term. If the FCC denied a license renewal for one of the Company's broadcast radio or television stations, the Company would lose its authority to operate the station. The determination of whether content is indecent is inherently subjective and, as such, it can be difficult to predict whether particular content could violate indecency standards. The difficulty in predicting whether individual programs, words or phrases may violate the FCC's indecency rules adds significant uncertainty to the Company's ability to comply with the rules. Violation of the indecency rules could lead to sanctions which may adversely affect the Company's businesses and results of operations. Some policymakers also support the extension of the indecency rules that are applicable to over-the-air broadcasters to cover cable and satellite programming and/or attempts to step up enforcement of or otherwise expand existing laws and rules. If such an extension, attempt to step up enforcement or other expansion took place and were found to be constitutional, some of the Company's cable content could be subject to additional regulation and might not be able to attract the same subscription and viewership levels.

The Loss of Affiliation Agreements or Retransmission Agreements Could Materially Adversely Affect the Company's Results of Operations

CBS and UPN television networks provide their affiliates with up to 98 and 10 hours, respectively, of programming per week. In return, CBS Network's affiliated stations and UPN's affiliated stations broadcast network-inserted commercials during that programming. Loss of network affiliation agreements of CBS and UPN television networks could adversely affect the Company's results of operations by reducing the reach of the Company's programming and therefore its attractiveness to advertisers and renewal on less favorable terms may also adversely affect the Company's results of operations. The 50/50 joint venture between the Company and Warner Bros. Entertainment is pursuing affiliation agreements for the launch of The CW network and there can be no assurance that broad distribution for the network will be achieved. The non-renewal or termination of retransmission agreements with distributors such as Comcast Corporation, Time Warner Cable, a division of Time Warner Inc., DIRECTV Holdings LLC, or EchoStar Communications Corporation or continued distribution on less favorable terms, could also adversely affect the Company's ability to distribute its network programming to a nationwide audience and affect the Company's ability to sell advertising, which could have a material adverse effect on the Company's results of operations. Showtime Networks and the CSTV cable network are also dependent upon the maintenance of affiliation agreements with cable and DTH satellite operators, and there can be no assurance that these affiliation agreements will be renewed in the future on terms acceptable to such entities. The loss of one or more of these arrangements would reduce the distribution of Showtime Networks' and CSTV's program services and reduce revenues from subscriber fees, as applicable. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscriber fees. In addition, consolidation among cable and DTH satellite operators and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these providers and could adversely affect the Company's ability to maintain or obtain distribution for its network programming or distribution and/or marketing of its subscription program services on commercially reasonable terms, or at all.

The Failure or Destruction of Satellites and Transmitter Facilities That the Company Depends Upon to Distribute Its Programming Could Materially Adversely Affect the Company's Businesses and Results of Operations

The Company uses satellite systems to transmit its broadcast and cable networks to affiliates. The distribution facilities include uplinks, communications satellites and downlinks. Transmissions may be disrupted as a result of local disasters that impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, the Company may not be able to secure alternate distribution facilities in a timely manner. Failure to secure alternate distribution facilities in a timely manner could have a material adverse effect on the Company's businesses and results of operations. In addition, each of the Company's television and radio stations and cable networks uses studio and transmitter facilities that are subject to damage or destruction. Failure to restore such facilities in a timely manner could have a material adverse effect on the Company's businesses and results of operations.

The Company Could Suffer Losses Due to Asset Impairment Charges for Goodwill, Intangible Assets, FCC Licenses and Programming

In accordance with SFAS 142, the Company will test goodwill and intangible assets, including broadcast licenses, for impairment during the fourth quarter of each year, and on an interim date should factors or indicators become apparent that would require an interim test. A downward revision in the fair value of a reporting unit or intangible assets could result in an impairment under SFAS 142 and a non-cash charge would be required. Any significant shortfall, now or in the future, in the expected popularity of the programming for which the Company has acquired rights could lead to a downward revision in the fair value of such assets. Any such charge could have a material effect on the Company's reported net earnings.

The Loss of Key Personnel, Including Talent, Could Disrupt the Management or Operations of the Company's Business and Adversely Affect Its Revenues

The Company's business depends upon the continued efforts, abilities and expertise of its chief executive officer and other key employees and entertainment personalities. The Company believes that the unique combination of skills and experience possessed by its executive officers would be difficult to replace, and that the loss of its executive officers could have a material adverse effect on the Company, including the impairment of the Company's ability to execute its business strategy. Additionally, the Company employs or independently contracts with several entertainment personalities and authors with significant loyal audiences. Entertainment personalities are sometimes significantly responsible for the ranking of a television or radio station and, therefore, the ability of the station to sell advertising, and an author's popularity can be significantly responsible for the success of a particular book. There can be no assurance that these entertainment personalities and authors will remain with the Company or will retain their current audiences or readership. If the Company fails to retain these entertainment personalities and authors or they lose their current audiences or readership, the Company's revenues could be adversely affected.

Regulation of the Outdoor Advertising Industry Could Materially Adversely Affect the Company's Outdoor Business

The outdoor advertising industry is subject to extensive governmental regulation and enforcement at the federal, state and local levels in the U.S. and to national, regional and local restrictions in foreign countries. These regulations and enforcement actions can affect the operation and continuance of operations of advertising displays and include restrictions on the construction, repair, upgrading, height, size and location of outdoor advertising structures and, in some instances, the content of advertising copy that can be displayed on these structures. In addition, in recent years, outdoor advertising has become the subject of targeted state and municipal taxes. Such laws may reduce the Company's expansion opportunities or may increase competitive pressure from others. The Company cannot give any assurance that existing or future laws or regulations will not materially and adversely affect its outdoor business.

If Accidents Occur at Paramount Parks or Competing Parks, Attendance at Paramount Parks May Decline Which Would Negatively Impact the Company's Revenues

There are inherent risks involved with the attractions at theme parks. An accident or an injury at any of Paramount Parks' theme parks could expose the Company to significant liability for personal injury claims. In addition, an accident or injury at these parks or at parks operated by competitors of Paramount Parks may create public concern and negative media coverage about the safety of theme parks and reduce attendance at Paramount Parks' theme parks, which would negatively impact the Company's revenues.

Fluctuations in Foreign Exchange Rates Could Have an Adverse Effect on the Company's Results of Operations

Certain of the Company's revenues are earned and expenses are incurred in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. As a result, the Company is exposed to exchange rate fluctuations, which could have an adverse effect on its results of operations.

The Company's Liabilities Related to Discontinued Operations and Former Businesses Could Adversely Impact Its Financial Condition

The Company has both recognized and potential liabilities and costs related to discontinued operations and former businesses, certain of which are unrelated to the media business, including leases, guarantees, environmental liabilities, liabilities related to the pensions and medical expenses of retirees, asbestos liabilities, contractual disputes and other pending and threatened litigation. The Company cannot assure you that its reserves are sufficient to cover these liabilities in their entirety or any one of these liabilities when it becomes due or at what point any of these liabilities may come due. Therefore, there can be no assurances that these liabilities will not have a material adverse effect on the Company's financial position, operating performance or cash flow.

The Company Could Be Adversely Affected by Strikes and Other Union Activity

The Company and its suppliers engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. If the Company or its suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect the Company's television and radio businesses by causing delays in the production of the Company's television or radio programming or the Company's outdoor business by disrupting its ability to place advertising on outdoor faces.

Political and Economic Risks Associated with the Company's International Businesses Could Harm the Company's Financial Condition or Results of Operations

The Company's businesses operate and have customers worldwide. Inherent risks of doing business in international markets include, among other risks, changes in the economic environment, export restrictions, exchange controls, tariffs and other trade barriers and longer payment cycles. The Company may incur substantial expense as a result of the imposition of new restrictions or changes in the existing economic environment in the regions where it does business. In addition, acts of terrorism or other hostilities, or other future financial, political, economic or other uncertainties, could lead to a reduction in advertising expenditures, which could materially adversely affect the Company's business, financial condition or results of operations.

NAI, Through Its Voting Control of the Company, is in a Position to Control Actions that Require Stockholder Approval

NAI, through its beneficial ownership of the Company's Class A Common Stock, has voting control of the Company. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as Executive Chairman of the Company's Board of Directors, and Ms. Shari Redstone, the president and a director of NAI, serves as Vice Chair of the Company's Board of

Directors. In addition, Messrs. Andelman and Dauman are directors of NAI and they are directors of the Company. NAI is in a position to control the outcome of corporate actions that require stockholder approval, including the election of directors and transactions involving a change of control. Other stockholders are unable to affect the outcome of the corporate actions of the Company for so long as NAI retains voting control.

Many Factors May Cause the Stock Price of the Company's Class A Common Stock and Class B Common Stock to Fluctuate

The stock price of Class A Common Stock and Class B Common Stock may fluctuate significantly as a result of many factors. These factors, some or all of which are beyond the Company's control, include:

  •
  lack of a trading history since the Separation;

  •
  actual or anticipated fluctuations in CBS Corp.'s operating results;

  •
  changes in expectations as to CBS Corp.'s future financial performance or changes in financial estimates of securities analysts;

  •
  success of CBS Corp.'s operating and growth strategies;

  •
  investor anticipation of strategic, technological or regulatory threats, whether or not warranted by actual events;

  •
  operating and stock price performance of other comparable companies; and

  •
  realization of any of the risks described in these risk factors.

In addition, the stock market has experienced volatility that often has been unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading prices of the Company's common stock, regardless of the Company's actual operating performance.

Risks Related to the Separation

The Financial Results of the Company May Be Subject to Increased Variability After the Separation

After the Separation, the Company has market dynamics and economics that may be different from Former Viacom. The businesses that the Company operates are sensitive to general economic conditions, consumer confidence, consumer retail spending, interest rates, adverse publicity, competition and trends in technology. The diversification that Former Viacom had prior to the Separation, resulting from operating the businesses of New Viacom alongside the businesses of the Company, may have moderated financial and operational volatility. Following the Separation, that diversification diminishes, and the Company may experience increased volatility in terms of cash flow, seasonality, working capital and financing requirements.

The Businesses of the Company and New Viacom Will Be Attributable to the Other Company for Certain Regulatory Purposes

So long as the Company and New Viacom are under common control, each company's businesses, as well as the businesses of any other commonly controlled company, will be attributable to the other company for purposes of U.S. and non-U.S. antitrust rules and regulations, certain rules and regulations of the FCC, and certain rules regarding political campaign contributions in the U.S., among others. The businesses of one company will continue to be attributable to the other company for certain FCC purposes even after the two companies cease to be commonly controlled, if the two companies share common officers, directors, or attributable stockholders. As a result, the businesses and conduct of New Viacom may have the effect of limiting the activities or strategic business alternatives available to the Company.

The Separation Agreement Prohibits the Company from Engaging in Certain Types of Businesses

Under the terms of the Separation Agreement entered into between the Company and New Viacom in connection with the Separation, the Company may not make acquisitions, enter into agreements or accept or agree to any condition that purports to bind New Viacom or subjects New Viacom to restrictions it is not otherwise subject to by legal order without New Viacom's consent. The Company and New Viacom have agreed that prior to the earliest of (1) the fourth anniversary of the Separation, (2) the date on which none of Mr. Redstone, NAI, NAIRI, Inc., a wholly owned subsidiary of NAI, or any of their successors, assigns or transferees are deemed to have interests in both the Company and New Viacom that are attributable under applicable U.S. federal laws and (3) the date on which the other company ceases to own the video programming vendors that it owns as of the Separation, neither of them will own or acquire an interest in a cable television operator if such ownership would subject the other company to U.S. federal laws regulating contractual relationships between video programming vendors and video programming distributors that the other company is not then subject to. These restrictions could limit the strategic business alternatives available to the Company.

The Tax Matters Agreement and the Tax Rules Applicable to the Separation May Restrict the Company's Ability to Engage in Certain Corporate Transactions

In connection with the Separation, the Company and New Viacom entered into a tax matters agreement dated December 30, 2005, which is filed as an exhibit to this report, effective as of the Separation (the "Tax Matters Agreement"). The Tax Matters Agreement provides, among other things, that, depending on the event, New Viacom may have to indemnify the Company, or the Company may have to indemnify New Viacom, for some or all of the taxes resulting from the merger and the distribution of New Viacom common stock in the merger if the merger and distribution do not qualify as a tax-free distribution under Sections 355 and 368 of the United States Internal Revenue Code of 1986, as amended (the "Code"). In addition, the current U.S. federal income tax law creates a presumption that the distribution of New Viacom common stock in the merger would be taxable to Former Viacom, but not to its stockholders, if either New Viacom or the Company engages in, or enters into an agreement to engage in, a transaction that would result in a 50% or greater change, by vote or value, in the Company's or New Viacom's stock ownership during the four-year period that begins two years before the date of the Separation, unless it is established that the transaction was not undertaken pursuant to a plan or series of transactions related to the Separation. The Treasury Regulations currently in effect generally provide that whether such distribution is part of a plan is determined based on all of the facts and circumstances, including, but not limited to, specific factors described in the Treasury Regulations. In addition, the Treasury Regulations provide several "safe harbors" for acquisition transactions that are not considered to be part of a plan. The indemnification obligations set forth in the Tax Matters Agreement and the above-described provisions of the tax law may prevent the Company from entering into transactions which might be advantageous to its stockholders, such as issuing equity securities to satisfy financing needs or acquiring businesses or assets with equity securities, and may make the Company less attractive to a potential acquiror and reduce the possibility that an acquiror will propose or seek to effect certain transactions with the Company.

If the Merger Is Determined to Be Taxable, the Company and its Stockholders Could Be Subject to a Material Amount of Taxes

Former Viacom received an opinion of Paul, Weiss, Rifkind, Wharton & Garrison LLP and a private letter ruling from the U.S. Internal Revenue Service (IRS), in each case, to the effect that, for U.S. federal income tax purposes, the merger and the distribution of New Viacom common stock in the merger qualified as a tax-free distribution under Sections 355 and 368 of the Code and the distribution of the Company's common stock in the merger was also generally tax-free to Former Viacom and its stockholders. In accordance with current IRS ruling policy, the IRS ruling does not address certain significant issues relating to qualification under Section 355 of the Code and, as to those issues, Former Viacom relied on an opinion of counsel. The merger was structured to be tax-free for U.S. federal income tax purposes to Former Viacom stockholders, except with respect to cash received in lieu of fractional shares of CBS Corp. common stock. The merger was also tax-free to the Company for U.S. federal income tax purposes, except with respect to taxes arising out of foreign and other internal restructurings undertaken in connection with the Separation and any "excess loss account" or "intercompany transaction" required to be taken into account by Former Viacom under the Treasury Regulations. The IRS ruling was based on the facts presented and representations made by Former Viacom in the ruling request. Generally, an IRS private letter ruling will not be revoked or modified retroactively unless there was an omission or misstatement of a material fact or a breach of a material representation. If the facts or representations are found to be incorrect or incomplete in a material respect or if the facts at the time of the Separation were materially different from the facts upon which the IRS ruling was based, the Company cannot rely on the IRS ruling. An opinion of counsel is not binding on the IRS or any court and is also based on representations and assumptions included therein. If the factual representations and assumptions were incorrect, the Company cannot rely on the tax opinion.

If the merger is determined to be taxable, the Company and its stockholders who received shares of CBS Corp. common stock would be subject to a material amount of taxes. CBS Corp. will not indemnify any individual stockholder for any taxes that may be incurred in connection with the Separation.

In Connection with the Separation, Each Company Will Rely on the Other Company's Performance Under Various Agreements Between the Companies

In connection with the Separation, the Company and New Viacom entered into various agreements, including the Separation Agreement, the Tax Matters Agreement, a transition services agreement pursuant to which the Company and New Viacom have agreed to provide certain specified services to each other following the Separation (the "transition services agreement") and certain related party arrangements pursuant to which the Company and New Viacom will provide services and products to each other from and after the Separation. The Separation Agreement sets forth the allocation of assets, liabilities, rights and obligations of the Company and New Viacom following the Separation, and includes indemnification obligations for such liabilities and obligations. In addition, pursuant to the Tax Matters Agreement, certain income tax liabilities and related responsibilities are allocated between, and indemnification obligations are assumed by, each of the Company and New Viacom. Each company will rely on the other to satisfy its performance and payment obligations under these agreements. Certain of the liabilities to be assumed or indemnified by the Company or New Viacom under these agreements are legal or contractual liabilities of the other company. If New Viacom were to breach or be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification obligations, the Company could suffer operational difficulties or significant losses.

Certain Members of Management, Directors and Stockholders May Face Actual or Potential Conflicts of Interest

The management and directors of the Company own both CBS Corp. common stock and New Viacom common stock, and both the Company and New Viacom are controlled by NAI. Mr. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as Executive Chairman of the Company's Board of Directors and executive chairman of New Viacom's board of directors. Ms. Redstone, the president and a director of NAI, serves as Vice Chair of the Board of Directors of each of the Company and New Viacom. Messrs. David R. Andelman and Philippe P. Dauman are directors of NAI, and Mr. Dauman serves as a director of both the Company and New Viacom and Mr. Andelman serves as a director of the Company. This ownership overlap and these common directors could create, or appear to create, potential conflicts of interest when the Company's and New Viacom's management, directors and controlling stockholder face decisions that could have different implications for the Company and New Viacom. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between the Company and New Viacom regarding the terms of the agreements governing the Separation and the relationship between the Company and New Viacom thereafter. These agreements include, among others, the Separation Agreement, the Tax Matters

Agreement, the transition services agreement and any commercial agreements between the parties or their affiliates. Potential conflicts of interest could also arise if the Company and New Viacom enter into any commercial arrangements with each other in the future. Each of Mr. Redstone, Ms. Redstone and Mr. Dauman may also face conflicts of interest with regard to the allocation of his or her time between the Company and New Viacom.

CBS Corp.'s certificate of incorporation contains provisions related to corporate opportunities that may be of interest to both the Company and New Viacom. CBS Corp.'s certificate of incorporation provides that in the event that a director, officer or controlling stockholder of the Company who is also a director, officer or controlling stockholder of New Viacom acquires knowledge of a potential corporate opportunity for both the Company and New Viacom, such director, officer or controlling stockholder may present such opportunity to the Company or New Viacom or both, as such director, officer or controlling stockholder deems appropriate in his or her sole discretion, and that by doing so such person will have satisfied his or her fiduciary duties to the Company and its stockholders. In addition, CBS Corp.'s certificate of incorporation provides that it renounces any interest in any such opportunity presented to New Viacom. These provisions create the possibility that a corporate opportunity of one of such companies may be used for the benefit of the other company.

CBS Corp. May Not Enjoy All of the Benefits of Scale that Former Viacom Achieved with All of Its Businesses Under the Same Corporate Structure

Prior to the Separation, Former Viacom businesses shared benefits of scope and scale in costs, human capital, vendor relationships and customer relationships. While the Company and New Viacom entered into agreements that will govern a number of their commercial and other relationships after the Separation, those arrangements do not fully capture the benefits the businesses enjoyed as a result of common ownership prior to the Separation. The loss of these benefits as a consequence of the Separation could have an adverse effect on the Company's businesses, results of operations and financial condition following the Separation.

CBS Corp. Has a New Operating Structure and New Management

The separation of Former Viacom into two publicly traded companies involved the division of Former Viacom's businesses. In connection with the Separation, many jointly-held assets and operating systems as well as personnel have been allocated between the companies, in particular at Paramount and in Former Viacom's corporate offices, and new related party agreements have been entered into to govern the ongoing business relationships between the companies following the Separation. The Company has a senior corporate staff that includes several executives who were hired relatively recently or who recently assumed all or a substantial part of their current responsibilities. There can therefore be no assurance that the Company will be successful under these conditions.

Item 1B. Unresolved Staff Comments.

        None.

Item 2. Properties.

        The Company maintains its world headquarters at 51 West 52nd Street, New York, New York, where it owns a building containing approximately 900,000 square feet of office space, of which approximately 240,000 square feet is occupied by the Company, with the balance being leased to third parties. The Company owns the CBS Broadcast Center complex located on approximately 3.7 acres at 524 West 57th Street, New York, New York, which consists of approximately 860,000 square feet of office and studio space. The Company also owns two studio facilities in California: (a) the CBS Studio Center at 4024 Radford Avenue, Studio City, California, located on approximately 40 acres, and (b) CBS Television City at 7800 Beverly Boulevard, Los Angeles, California, located on approximately 25 acres. In connection with the Separation, the Company leases or subleases from New Viacom subsidiaries the following facilities for certain of its operating divisions: (a) office space at 1515 Broadway, New York, New York, (b) office space at 1633 Broadway, New York, New York and (c) office and tape storage space at the Paramount Pictures Studio, 5555 Melrose Avenue, Los Angeles, California. Simon & Schuster leases approximately 237,000 square feet of office space at 1230 Avenue of the Americas, New York, New York, which lease runs to 2009. Paramount Parks' operations in the U.S. include approximately 1,950 acres owned and 108 acres leased and in Canada include approximately 380 acres owned. The Company and its subsidiaries also own and lease office, studio and warehouse space, broadcast, antenna and satellite transmission facilities and outdoor advertising properties throughout the U.S., Canada and several countries around the world for its businesses. The Company considers its properties adequate for its present needs.

Item 3. Legal Proceedings.

        Shareholder Derivative Lawsuits and Demands.    Two shareholder derivative lawsuits, consolidated as In re Viacom Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions name each member of Former Viacom's Board of Directors, Messrs. Tom Freston and Leslie Moonves (each of whom were executive officers of Former Viacom), and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of Messrs. Redstone, Freston, and Moonves was excessive and unwarranted and challenging the independence of certain Former Viacom directors. Mr. Redstone is the Company's Executive Chairman of the Board of Directors and Founder and Mr. Moonves is the Company's President and Chief Executive Officer. Mr. Freston is New Viacom's President and Chief Executive Officer. Plaintiffs seek unspecified damages from the members of the Former Viacom Board of Directors for their alleged breach of fiduciary duties, disgorgement of the 2004 compensation paid to the officers of Former Viacom, equitable relief, and attorney fees and expenses. The Company moved to dismiss the complaints and oral argument was heard on February 16, 2006. No decision has been issued by the court. Any liabilities in this matter adverse to the Company and/or New Viacom will be shared equally between the Company and New Viacom. The Company believes that the plaintiffs' positions in these actions are without merit and it intends to vigorously defend itself in the litigation.

        The Company has received shareholder demands seeking access to books and records of the Company relating to executive compensation paid to Sumner M. Redstone, Tom Freston and Leslie Moonves, accompanied by statements that such demands are in furtherance of an investigation of possible mismanagement, self-dealing and corporate waste by directors and officers of Former Viacom. Another shareholder demand seeking access to books and records relates to the compensation of Sumner M. Redstone and Mel Karmazin (former Chief Operating Officer of Former Viacom). One of the demands also seeks access to books and records of the Company relating to Sumner M. Redstone's acquisition of a controlling interest in Midway Games Inc. The Company intends to comply with all reasonable requests. Under the Separation Agreement between the Company and New Viacom, liabilities in connection with executive compensation claims relating to officers of Former Viacom are shared equally by the Company and New Viacom.

        Claims Related to Former Businesses: Asbestos, Environmental and Other.    The Company is a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred principally as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of the Company's products is the basis of a claim. Claims against the Company in which a product has been identified principally relate to exposures allegedly caused by asbestos-containing insulating material in turbines sold for power-generation, industrial and marine use, or by asbestos-containing grades of decorative micarta, a laminate used in commercial ships.

        Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2005, the Company had pending approximately 101,170 asbestos claims, as compared with approximately 112,140 as of December 31, 2004 and approximately 112,280 as of December 31, 2003. Of the claims pending as of December 31, 2005, approximately 70,910 were pending in state courts, 27,640 in federal courts and approximately 2,620 were third party claims. During 2005, the Company received approximately 11,470 new claims and closed or moved to an inactive docket approximately 22,440 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

        Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third party claims. The Company's total costs for the years 2005 and 2004 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $37.2 million and $58.4 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

        Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at December 31, 2005. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

        The Company from time to time receives claims from federal and state environmental regulatory agencies and other entities asserting that it is or may be liable for environmental cleanup costs and related damages principally relating to historical and predecessor operations of the Company. In addition, the Company from time to time receives personal injury claims including toxic tort and product liability claims (other than asbestos) arising from historical operations of the Company and its predecessors.

        On an ongoing basis, the Company defends itself in a multitude of lawsuits and proceedings and responds to various investigations and inquiries from federal, state and local authorities (collectively, "litigation"). Litigation is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the above-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. Under the Separation Agreement between the Company and New Viacom, New Viacom has agreed to defend and indemnify CBS Corp. in certain litigation in which CBS Corp. is named.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

EXECUTIVE OFFICERS OF THE COMPANY

        Set forth below is certain information concerning the executive officers of the Company as of March 10, 2006.

Name	Age	Title
Sumner M. Redstone	82	Executive Chairman of the Board of Directors and Founder
Leslie Moonves	56	President and Chief Executive Officer and Director
Anthony G. Ambrosio	45	Executive Vice President, Human Resources and Administration
Louis J. Briskman	57	Executive Vice President and General Counsel
Carl D. Folta	48	Executive Vice President, Office of the Chairman
Martin D. Franks	55	Executive Vice President, Planning, Policy and Government Relations
Susan C. Gordon	52	Senior Vice President, Controller and Chief Accounting Officer
Joseph R. Ianniello	38	Senior Vice President, Finance and Treasurer
Richard M. Jones	40	Senior Vice President and General Tax Counsel
Fredric G. Reynolds	55	Executive Vice President and Chief Financial Officer
Gil Schwartz	54	Executive Vice President, Corporate Communications
Martin M. Shea	62	Executive Vice President, Investor Relations
Angeline C. Straka	60	Senior Vice President, Deputy General Counsel and Secretary

None of the executive officers of the Company is related to any other executive officer or director by blood, marriage or adoption except that Shari Redstone, Vice Chair of the Board of Directors of the Company, is the daughter of Sumner M. Redstone.

        Mr. Redstone is the Company's Founder and has been Executive Chairman of the Board of the Company since the Separation. He was Chairman of the Board of Former Viacom from 1987 until the Separation and Chief Executive Officer of Former Viacom since 1996 through 2005. Mr. Redstone has also served as Chairman of the Board of NAI since 1986 and Chief Executive Officer of NAI since 1967. He served as President of NAI from 1967 through 1999. Mr. Redstone served as the first Chairman of the Board of the National Association of Theatre Owners and is currently a member of its Board, Emeritus. Mr. Redstone has been a frequent lecturer at universities, including Harvard Law School, and was formerly a visiting professor of Brandeis University. Mr. Redstone graduated from Harvard University in 1944 and received a LL.B. from Harvard University School of Law in 1947. Upon graduation, Mr. Redstone served as Law Secretary with the United States Court of Appeals and then as a Special Assistant to the United States Attorney General. Mr. Redstone served in the Military Intelligence Division during World War II. While a student at Harvard, he was selected to join a special intelligence group whose mission was to break Japan's high-level military and diplomatic codes. Mr. Redstone received, among other honors, two commendations from the Military Intelligence Division in recognition of his service, contribution and devotion to duty. He is also a recipient of the Army Commendation Award. Mr. Redstone also serves as Executive Chairman of the Board of Directors of New Viacom.

        Mr. Moonves has been President and Chief Executive Officer and a Director of the Company since the Separation. Previously, Mr. Moonves served as Co-President and Co-Chief Operating Officer of Former Viacom since June 2004. Prior to that, Mr. Moonves served as Chairman and Chief Executive Officer of CBS since 2003 and as its President and Chief Executive Officer since 1998. Mr. Moonves joined former CBS Corporation in 1995 as President, CBS Entertainment. Prior to that, Mr. Moonves was President of Warner Bros. Television since July 1993.

        Mr. Ambrosio has been Executive Vice President, Human Resources and Administration of the Company since the Separation. Previously, he served as Co-Executive Vice President, Human Resources of the Company since September 2005 and as Senior Vice President, Human Resources and Administration of the CBS, Infinity and Viacom Outdoor businesses since 2000. Prior to that, Mr. Ambrosio served as Vice President, Corporate Human Resources of the former CBS Corporation from 1999 to 2000, as Vice President, Benefits of the former CBS Corporation from 1995 to November 1999 and as Director,

Personnel of the former CBS Corporation in 1995. He joined the former CBS Corporation in 1985 and held various positions in the human resources area since that time.

        Mr. Briskman has been Executive Vice President and General Counsel of the Company since the Separation. Previously, since September 2005, he served as Executive Vice President and General Counsel of the businesses that comprise the Company after the Separation. Prior to that, Mr. Briskman served as Senior Vice President and General Counsel of Aetna Inc. since April 2004 and as Executive Vice President and General Counsel for CBS Television from 2000 to 2002. From 1993 to 2000, Mr. Briskman served as General Counsel of the former CBS Corporation and its predecessor, Westinghouse Electric Corporation. He joined Westinghouse Electric Corporation in 1975 and became its General Counsel in 1993 after serving as General Counsel of its Group W division beginning in 1983.

        Mr. Folta has been Executive Vice President, Office of the Chairman of the Company since the Separation. Previously, he served as Executive Vice President, Corporate Relations of Former Viacom since November 2004. Prior to that, he served as Senior Vice President, Corporate Relations of Former Viacom from November 1994 to November 2004, and Vice President, Corporate Relations of Former Viacom from April 1994 to November 1994. Mr. Folta held various communications positions at Paramount Communications Inc. from 1984 until joining Former Viacom in April 1994. Mr. Folta also serves as Executive Vice President, Office of the Chairman of New Viacom.

        Mr. Franks has been Executive Vice President, Planning, Policy and Government Relations of the Company since the Separation. Previously, he served as Executive Vice President, CBS Television since 2000 and was also Senior Vice President of Former Viacom from 2000 to 2005. Prior to that, Mr. Franks served as Senior Vice President of the former CBS Corporation from 1997 to 2000, as Senior Vice President, Washington of the former CBS Corporation from 1994 to 1997, and as Vice President, Washington of the former CBS Corporation from 1988 to 1994.

        Ms. Gordon has been Senior Vice President, Controller and Chief Accounting Officer of the Company since the Separation. Prior to that, she served as Senior Vice President, Controller and Chief Accounting Officer of Former Viacom from May 2002 until the Separation, as Vice President, Controller and Chief Accounting Officer from April 1995 to May 2002 and as Vice President, Internal Audit of Former Viacom from October 1986 to April 1995. Ms. Gordon served as Controller of Viacom Broadcasting from June 1985 to October 1986. Ms. Gordon joined Former Viacom in 1981.

        Mr. Ianniello has been Senior Vice President, Finance and Treasurer of the Company since the Separation. Prior to that, he served as Senior Vice President and Treasurer of Former Viacom since July 2005, as Vice President, Corporate Development of Former Viacom from 2000 to 2005 and as Director, Financial Planning of the former CBS Corporation from 1997 to 2000.

        Mr. Jones has been Senior Vice President and General Tax Counsel of the Company since the Separation and for Former Viacom in December 2005. Previously, he served as Vice President of Tax, Assistant Treasurer and Tax Counsel for NBC Universal, Inc. since 2003. Prior to that, he spent 13 years with Ernst & Young in their media & entertainment and transaction advisory services practices. Mr. Jones also served honorably as a non-commissioned officer in the U.S. Army's 75th Ranger Regiment.

        Mr. Reynolds has been Executive Vice President and Chief Financial Officer of the Company since the Separation. Previously, Mr. Reynolds served as Executive Vice President and Chief Financial Officer of the businesses that comprise the Company after the Separation and President of the CBS Television Stations Group since 2001. Prior to that, Mr. Reynolds served as Executive Vice President and Chief Financial Officer of Former Viacom from 2000 to 2001 and served as Executive Vice President and Chief Financial Officer of the former CBS Corporation and its predecessor, Westinghouse Electric Corporation, from 1994 to 2000. Mr. Reynolds was Chief Financial Officer of CBS Inc. from April 1996 to 1997.

        Mr. Schwartz has been Executive Vice President, Corporate Communications of the Company since the Separation. Previously, he was Executive Vice President of CBS Communications Group, which served the Company's broadcast and local television, syndication, radio and outdoor operations, among others, from 2004 until the Separation. He was Senior Vice President, Communications of CBS from 2000 to 2004, and Senior Vice President, Communications of the former CBS Corporation from 1996 to 2000. Mr. Schwartz served as Vice President, Corporate Communications of Westinghouse Broadcasting from 1995 to 1996. Prior to that, Mr. Schwartz served as Vice President, Communications for Westinghouse Broadcasting's Group W Television Stations from 1989 to 1995. Mr. Schwartz joined Westinghouse Broadcasting in 1981.

        Mr. Shea has been Executive Vice President, Investor Relations of the Company since the Separation and for Former Viacom since November 2004. Prior to that, he served as Senior Vice President, Investor Relations of Former Viacom since January 1998. Mr. Shea was Senior Vice President, Corporation Communications for Triarc Companies, Inc. from July 1994 to May 1995 and from November 1995 to December 1997. He served as Managing Director of Edelman Worldwide from June 1995 through October 1995. Mr. Shea held various Investor Relations positions at Paramount Communications Inc., serving most recently as Vice President, Investor Relations from 1977 until July 1994.

        Ms. Straka has been Senior Vice President, Deputy General Counsel and Secretary of the Company since the Separation. Prior to that, Ms. Straka served as Vice President and Associate General Counsel and Co-Head of the Corporate, Transactions and Securities practice group in the corporate law department of Former Viacom. She also served as an Assistant Secretary of Former Viacom, assisting the General Counsel with respect to Board of Director matters. Prior to joining the Former Viacom corporate law department in February 2001, Ms. Straka served as Senior Vice President, General Counsel and Secretary of Infinity Broadcasting Corporation, then a majority-owned public subsidiary of Former Viacom, from May 2000. Ms. Straka was Vice President, Deputy General Counsel and Secretary of the former CBS Corporation since 1992 and up to the time of the May 2000 merger of Former Viacom and the former CBS Corporation.

Part II

Item 5.	Market for CBS Corporation's Common Equity, Related Stockholder Matters and Purchases of Equity Securities.

        The separation of former Viacom Inc. ("Former Viacom") into two publicly traded entities, CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") and new Viacom Inc. ("New Viacom") was completed on December 31, 2005 (the "Separation"). The Separation was accomplished pursuant to a merger in which a subsidiary of Former Viacom was merged with and into Former Viacom, with Former Viacom continuing as the surviving entity. On December 31, 2005, Former Viacom was renamed "CBS Corporation" and each outstanding share of Former Viacom class A common stock was converted into the right to receive .5 of a share of CBS Corporation class A common stock, $0.001 par value ("Class A Common Stock"), and .5 of a share of New Viacom class A common stock and each outstanding share of Former Viacom class B common stock was converted into the right to receive .5 of a share of CBS corporation class B common stock, $0.001 par value ("Class B Common Stock"), and .5 of a share of New Viacom class B common stock. As a result of the one share for .5 share conversion ("Share Conversion"), all Former Viacom share and per share data have been adjusted for all periods presented, unless otherwise indicated. Shares of the CBS Corp. Class A and Class B Common Stock commenced trading on the New York Stock Exchange on January 3, 2006, under the symbols: "CBS.A" (CBS Corporation Class A Common Stock) and "CBS" (CBS Corporation Class B Common Stock).

        There was no established trading market for CBS Corp. Class A and Class B Common Stock prior to its commencement of trading on January 3, 2006.

        On January 25, 2006, CBS Corporation declared a quarterly cash dividend of $.16 per share payable on April 1, 2006. CBS Corp. currently expects to continue to pay a regular cash dividend to its stockholders. Based on the number of shares of CBS Corp. Class A and Class B Common Stock outstanding after the Separation, a $.16 per share quarterly dividend for each of the four quarters of 2006 would result in approximately $480 million of annual dividends. Former Viacom declared a quarterly cash dividend on its common stock during each of the four quarters of 2005 and 2004 for a total of $440.9 million in 2005 and $427.0 million in 2004.

        As of March 1, 2006, there were approximately 1,000 record holders of CBS Corp. Class A Common Stock and approximately 18,880 record holders of CBS Corp. Class B Common Stock. These numbers do not include holders of Former Viacom common stock who had not exchanged as of March 1, 2006 shares of Former Viacom for shares of CBS Corp.

        Information required by this item is also contained in the CBS Corp. Proxy Statement for the Company's 2006 Annual Meeting of Stockholders under the heading "Equity Compensation Plan Information", which information is incorporated herein by reference.

        Below is a summary of Former Viacom purchases of its class B common stock during the three and twelve months ended December 31, 2005 under its $8.0 billion stock purchase program publicly announced on October 28, 2004. Since inception of this program the Company has spent $7.42 billion, leaving $579.8 million remaining authorization under the program. CBS Corp. does not currently expect to make purchases under this stock purchase program during 2006.

(In millions, except per share amounts)	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase	Remaining Authorization

Share and per share amounts not adjusted for the Share Conversion
January 1, 2005 — September 30, 2005	102.1	$35.12	$3,587.1	$2,448.9

October 1, 2005 — October 31, 2005	14.9	$31.26	$465.7	$1,983.2
November 1, 2005 — November 30, 2005	32.1	$32.86	$1,054.7	$928.5
December 1, 2005 — December 31, 2005	10.1	$34.48	$348.7	$579.8

Fourth Quarter 2005	57.1	$32.73	$1,869.1	$579.8

Full Year 2005	159.2	$34.26	$5,456.2	$579.8

Item 6.  Selected Financial Data.

CBS CORPORATION AND SUBSIDIARIES
(In millions, except per share amounts)

	Year Ended December 31,(a)
	2005(b)		2004(b)(c)		2003		2002(d)	2001

Revenues		$14,536.4		$14,547.3		$13,554.5	$13,163.4	$12,950.4
Operating income (loss)		$(6,817.9)		$(15,154.5)		$2,511.3	$2,578.6	$790.2
Net earnings (loss) from continuing operations before cumulative effect of accounting changes		$(8,321.8)		$(16,391.9)		$1,116.9	$1,088.0	$(330.6)
Net earnings from discontinued operations		$1,232.7		$242.1		$318.5	$1,118.6	$107.1
Net earnings (loss) before cumulative effect of accounting changes		$(7,089.1)		$(16,149.8)		$1,435.4	$2,206.6	$(223.5)
Net earnings (loss)		$(7,089.1)		$(17,462.2)		$1,416.9	$725.7	$(223.5)
Basic earnings (loss) per common share:
Net earnings(loss) from continuing operations before cumulative effect of accounting changes		$(10.54)		$(19.12)		$1.28	$1.24	$(.38)
Net earnings from discontinued operations		$1.56		$.28		$.37	$1.28	$.12
Net earnings (loss) before cumulative effect of accounting changes		$(8.98)		$(18.84)		$1.65	$2.52	$(.26)
Net earnings (loss)		$(8.98)		$(20.37)		$1.62	$.83	$(.26)
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations before cumulative effect of accounting changes		$(10.54)		$(19.12)		$1.27	$1.23	$(.38)
Net earnings from discontinued operations		$1.56		$.28		$.36	$1.26	$.12
Net earnings (loss) before cumulative effect of accounting changes		$(8.98)		$(18.84)		$1.63	$2.49	$(.26)
Net earnings (loss)		$(8.98)		$(20.37)		$1.61	$.82	$(.26)
Dividends per common share	$	..56	$	..50	$	..24	—	—
At Year End:
Total assets:
Continuing operations		$42,827.4		$50,154.5		$67,943.3	$68,366.1	$68,044.4
Discontinued operations		$202.2		$17,847.8		$22,282.2	$22,130.8	$23,299.3
Total assets		$43,029.6		$68,002.3		$90,225.5	$90,496.9	$91,343.7
Total debt:
Continuing operations		$7,900.3		$9,363.6		$9,451.2	$9,665.0	$10,141.4
Discontinued operations		$153.2		$553.4		$630.0	$940.9	$1,334.2
Total stockholders' equity		$21,737.0		$42,024.3		$63,205.0	$62,487.8	$62,716.8

          (a)   On December 31, 2005, the separation of former Viacom Inc. ("Former Viacom") into two publicly traded entities, CBS Corporation (the "Company" or "CBS Corp.") and new Viacom Inc. ("New Viacom") was completed ("the Separation"). Each outstanding share of Former Viacom common stock was converted into .5 of a share of CBS Corp. Common Stock and ..5 of a share of New Viacom common stock and as a result, all share and per share data of Former Viacom have been adjusted for all periods presented. CBS Corp. has accounted for the Separation as a spin-off of New Viacom and accordingly, the results of New Viacom have been presented as discontinued operations in the Company's Consolidated Financial Statements for all periods presented. Included within New Viacom's results were discontinued operations for Famous Players and Blockbuster Inc. ("Blockbuster"). Famous Players, a Canadian-based theater chain, was sold for approximately $400 million in July 2005. Blockbuster was split-off from Former Viacom in 2004.

          (b)   In 2005, as a result of the Company's annual goodwill impairment test performed in accordance with Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), a non-cash charge of $9.48 billion ($9.46 billion, net of tax), or $11.98 per diluted share, was recorded to reduce the carrying amount of Television and Radio goodwill to their respective estimated fair values. In 2004, as a result of the Company's annual goodwill impairment test, a non-cash charge of $18.0 billion ($17.89 billion, net of tax), or $20.87 per diluted share, was recorded to reduce the carrying amount of Radio and Outdoor goodwill and intangible assets to their respective estimated fair values.

          (c)   In 2004, as a result of the initial adoption of Emerging Issues Task Force Topic No. D-108 "Use of Residual Method to Value Acquired Assets Other than Goodwill", the Company recorded an after-tax charge of $1.31 billion, or $1.53 per diluted share, as a cumulative effect of accounting change, to reduce the intangible assets balance attributable to television stations' FCC licenses.

          (d)   In 2002, the initial adoption of SFAS 142 resulted in an after-tax non-cash charge of $1.48 billion, recorded as a cumulative effect of accounting change.

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition
(Tabular dollars in millions)

        Management's discussion and analysis of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or included. Please see Item 1A. Risk Factors in Part I of this report for the Cautionary Statement Regarding Forward-Looking Statements and Risk Factors.

Separation

        The separation of former Viacom Inc. ("Former Viacom") into two publicly traded entities, CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") and new Viacom Inc. ("New Viacom") was completed on December 31, 2005 (the "Separation"). The Separation was accomplished pursuant to a merger in which a subsidiary of Former Viacom was merged with and into Former Viacom, with Former Viacom continuing as the surviving entity. On December 31, 2005, Former Viacom was renamed "CBS Corporation" and each outstanding share of Former Viacom class A common stock was converted into the right to receive .5 of a share of CBS Corp. class A common stock, $0.001 par value ("Class A Common Stock"), and .5 of a share of New Viacom class A common stock and each outstanding share of Former Viacom class B common stock was converted into the right to receive .5 of a share of CBS Corp. class B common stock, $0.001 par value ("Class B Common Stock"), and .5 of a share of New Viacom class B common stock. As a result of the one share for .5 share conversion ("Share Conversion"), all Former Viacom share and per share data have been adjusted for all periods presented, unless otherwise indicated. The Company's Registration Statement on Form S-4 which was filed with the Securities and Exchange Commission ("SEC") on November 23, 2005 and was subsequently declared effective by the SEC further describes the Separation.

        In connection with the Separation, CBS Corp. and New Viacom entered into a separation agreement dated December 19, 2005, which is filed as an exhibit to this report (the "Separation Agreement"). In accordance with the terms of the Separation Agreement, New Viacom paid to the Company an estimated special dividend of $5.4 billion. Pursuant to the provisions of the Separation Agreement, the estimated special dividend is subject to adjustment. On March 14, 2006, the Company submitted to New Viacom an adjustment to increase the estimated special dividend in the amount of approximately $460 million. The Company and New Viacom have up to 65 days to agree upon the adjustment before any disputed amounts would become subject to a dispute resolution process.

        The Company and New Viacom entered into other agreements to govern certain of the ongoing relationships between the Company and New Viacom after the Separation including a transition services agreement and a tax matters agreement dated December 30, 2005, which is filed as an exhibit to this report (the "Tax Matters Agreement"). These arrangements are summarized in the "Related Parties" section of this report.

Overview

        CBS Corp. is comprised of the following segments: Television (CBS Television Network, UPN, Showtime Networks, CBS Television Stations, CBS Paramount Television and King World), Radio (CBS Radio), Outdoor (CBS Outdoor) and Parks/Publishing (Paramount Parks and Simon & Schuster). CBS Corp. has accounted for the Separation as a spin-off of New Viacom and accordingly, the results of New Viacom have been reflected as discontinued operations in the Company's Consolidated Financial Statements for all periods presented. New Viacom is comprised of the Cable Networks and Entertainment segments. Included within New Viacom's results were discontinued operations for Famous Players and Blockbuster Inc. ("Blockbuster"). Famous Players, a Canadian-based theater chain, was sold for approximately $400 million in July 2005. Blockbuster was split-off from Former Viacom in 2004.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

        CBS Corp. revenues for 2005 decreased slightly to $14.54 billion in 2005 versus $14.55 billion in 2004. Revenues reflected advertising revenue growth of $235.1 million, or 2%, led by growth of 2% in Television and 4% in Outdoor offset by a decline in television license fees. CBS Corp. reported an operating loss of $6.82 billion in 2005 versus an operating loss of $15.15 billion in 2004. Full year 2005 net loss from continuing operations was $8.32 billion, or a loss of $10.54 per diluted share, compared with a net loss from continuing operations of $16.39 billion, or a loss of $19.12 per diluted share, for 2004.

        Full year 2005 results included a non-cash impairment charge of $9.48 billion, ($9.46 billion, net of tax or $11.98 per diluted share), to reduce the carrying amount of Television and Radio goodwill to their respective estimated fair values. Full year 2004 results included a non-cash impairment charge of $18.0 billion, ($17.89 billion, net of tax or $20.87 per diluted share), to reduce the carrying amount of Radio and Outdoor goodwill and intangible assets to their respective estimated fair value.

        CBS Corp. operates in the following segments:

  •
  TELEVISION: The Television segment consists of the CBS and UPN television networks, the Company's 39 owned broadcast television stations, Showtime Networks, and its television production and syndication business, including CBS Paramount Television and King World Productions. Television revenues are generated primarily from advertising sales, television license fees and affiliate fees. Television contributed 64%, 65% and 64%, respectively, to consolidated revenues for the years ended December 31, 2005, 2004 and 2003. In January 2006, the Company completed its acquisition of CSTV Networks, Inc., ("CSTV") for approximately $325 million. Beginning in the first quarter of 2006, CSTV's results will be included as part of the Television segment.

  •
  RADIO: The Radio segment owns and operates 179 radio stations in 40 U.S. markets through CBS Radio. Radio revenues are generated primarily from advertising sales. Radio contributed 15%, 14% and 15%, respectively, to consolidated revenues for the years ended December 31, 2005, 2004 and 2003.

  •
  OUTDOOR: The Outdoor segment, principally through CBS Outdoor, displays advertising on media including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks, masts and stadium signage. Outdoor revenues are generated primarily from advertising sales. Outdoor contributed 13% to consolidated revenues for each of the years ended December 31, 2005, 2004 and 2003.

  •
  PARKS/PUBLISHING: This all other category includes Simon & Schuster's consumer book publishing business with imprints such as Simon & Schuster, Pocket Books, Scribner and Free Press. Parks is principally engaged in the ownership and operation of five theme parks and a themed attraction in the U.S. and Canada. Parks/Publishing contributed 8% to consolidated revenues for each of the years ended December 31, 2005, 2004 and 2003. In January 2006, the Company announced its intention to divest Paramount Parks and to complete the divestiture in the second half of 2006.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Consolidated Results of Operations—2005 vs. 2004 and 2004 vs. 2003

Revenues

        The tables below present the Company's consolidated revenues by type, net of intercompany eliminations, for each of the years ended December 31, 2005, 2004 and 2003.

Revenues by Type Year Ended December 31,	2005	2004	Increase/(Decrease) 2005 vs. 2004		2003	Increase/(Decrease) 2004 vs. 2003

Advertising sales	$10,415.7	$10,180.6	$235.1	2%	$9,403.7	$776.9	8%
Television license fees	1,277.2	1,622.1	(344.9)	(21)	1,583.0	39.1	2
Affiliate fees	992.1	968.5	23.6	2	959.3	9.2	1
Publishing	763.6	750.9	12.7	2	693.5	57.4	8
Parks operations	423.5	409.9	13.6	3	375.8	34.1	9
Other	664.3	615.3	49.0	8	539.2	76.1	14

Total Revenues	$14,536.4	$14,547.3	$(10.9)	—%	$13,554.5	$992.8	7%

	Year Ended December 31,
Percentage of Revenues by Type	2005	2004	2003

Advertising sales	72%	70%	69%
Television license fees	9	11	12
Affiliate fees	7	7	7
Publishing	5	5	5
Parks operations	3	3	3
Other	4	4	4

Total	100%	100%	100%

        Advertising sales increased 2% in 2005 to $10.42 billion from $10.18 billion in 2004 reflecting growth in the Television, Outdoor and Radio segments. Television's advertising increased 2% reflecting the strength in CBS/UPN primetime partially offset by the prior year telecast of the Super Bowl on CBS Network and lower political advertising. Outdoor advertising increased 4% reflecting a 6% increase in revenues from North American properties. Radio advertising increased 1% reflecting growth in local advertising. In 2004, advertising sales increased 8% to $10.18 billion from $9.40 billion in 2003 reflecting growth in Television, benefiting from the telecast of the Super Bowl on CBS Network and higher political advertising, and in Outdoor.

        Television license fees decreased 21% to $1.28 billion in 2005 from $1.62 billion in 2004 principally reflecting the absence of revenues from the prior year basic cable availability of Star Trek: Deep Space Nine and the absence of license fees for Frasier, which is no longer in production. Television license fees increased 2% to $1.62 billion in 2004 from $1.58 billion in 2003 principally relating to the mix of shows available for syndication, partially offset by lower network revenues for shows no longer in production.

        Affiliate fees increased 2% to $992.1 million in 2005 from $968.5 million in 2004 driven by rate increases and subscriber growth at Showtime Networks. Affiliate fees increased 1% to $968.5 million in 2004 from $959.3 million in 2003.

        Publishing revenues increased 2% to $763.6 million in 2005 and increased 8% to $750.9 million in 2004 versus the comparable prior-year periods. The increases were primarily driven by the success of top-selling titles.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

        Parks operations revenues increased 3% to $423.5 million in 2005 from $409.9 million in 2004 primarily due to increased attendance and higher average per capita spending. Parks operations revenues increased 9% to $409.9 million in 2004 from $375.8 million in 2003 due to increased attendance and the benefit of favorable foreign currency translation, partially offset by decreased average per capita spending.

        Other revenues, which include home entertainment revenues from television and cable product sales, and royalties and fees, increased 8% to $664.3 million in 2005 from $615.3 million in 2004 primarily reflecting growth in home entertainment revenues of $29.6 million from the mix of available DVD releases and other revenues from acquired companies. For 2004, other revenues increased 14% to $615.3 million from $539.2 million in 2003 primarily reflecting growth in home entertainment revenues of $73.9 million due to the availability of DVD releases.

International Revenues

        The Company generated approximately 12% of its total revenues from international regions in 2005, and 11% in 2004 and 2003.

Year Ended December 31,	2005	Percentage of Total	2004	Percentage of Total	2003	Percentage of Total

United Kingdom	$491.2	28%	$459.9	28%	$255.6	18%
Other Europe	666.8	39	605.7	38	667.9	46
Canada	376.6	22	345.9	21	259.5	18
All other	196.9	11	206.2	13	266.5	18

Total International Revenues	$1,731.5	100%	$1,617.7	100%	$1,449.5	100%

Operating Expenses

        The table below presents the Company's consolidated operating expenses by type:

Operating Expenses by Type Year Ended December 31,	2005	2004	Increase/ (Decrease) 2005 vs. 2004		2003	Increase/ (Decrease) 2004 vs. 2003

Programming	$3,453.2	$3,441.8	$11.4	—%	$3,080.3	$361.5	12%
Production	2,453.5	2,584.7	(131.2)	(5)	2,661.9	(77.2)	(3)
Outdoor operations	1,134.2	1,102.7	31.5	3	1,012.6	90.1	9
Publishing operations	525.0	517.6	7.4	1	486.3	31.3	6
Parks operations	243.8	232.7	11.1	5	212.2	20.5	10
Other	862.1	764.1	98.0	13	712.1	52.0	7

Total Operating Expenses	$8,671.8	$8,643.6	$28.2	—%	$8,165.4	$478.2	6%

        For 2005, operating expenses of $8.67 billion increased slightly over $8.64 billion in 2004. For 2004, operating expenses of $8.64 billion increased 6% over $8.17 billion in 2003. The major components and changes in operating expenses were as follows:

    •
    Programming expenses represented approximately 40% of total operating expenses in 2005 and 2004 and 38% in 2003, and reflect the amortization of acquired rights of programs exhibited on the broadcast and cable networks, and television and radio stations. Programming expenses increased slightly to $3.45 billion in 2005 from $3.44 billion in 2004 principally reflecting higher costs for Showtime Networks theatrical titles. Programming expenses

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

      increased 12% to $3.44 billion in 2004 from $3.08 billion in 2003 reflecting higher program rights expenses for sports events and primetime series at the broadcast networks.

    •
    Production expenses represented approximately 28% of total operating expenses in 2005, 30% in 2004 and 33% in 2003, and reflect the cost and amortization of internally developed television programs, including direct production costs, residuals and participation expenses, and production overhead, as well as television and radio costs including on-air talent and other production costs. Production expenses decreased 5% to $2.45 billion in 2005 from $2.58 billion in 2004 principally reflecting lower network costs due to the absence of Frasier partially offset by increased costs for new network series. Production expenses decreased 3% to $2.58 billion in 2004 from $2.66 billion in 2003 reflecting fewer network series produced in 2004 partially offset by higher news costs for political campaign coverage.

    •
    Outdoor operations costs represented approximately 13% of total operating expenses in 2005 and 2004, and 12% in 2003, and reflect transit and billboard lease, maintenance, posting and rotation expenses. Outdoor operations expenses increased 3% to $1.13 billion in 2005 from $1.10 billion in 2004 principally reflecting higher billboard lease costs and maintenance costs associated with the impact of hurricanes in 2005. Outdoor operations costs increased 9% to $1.10 billion in 2004 from $1.01 billion in 2003 primarily reflecting higher transit and billboard lease costs.

    •
    Publishing operations costs, which represented approximately 6% of total operating expenses in each of the years 2005, 2004 and 2003, reflect cost of book sales, royalties and other costs incurred with respect to publishing operations. Publishing operations expenses for 2005 increased 1% to $525.0 million and increased 6% to $517.6 million in 2004 from $486.3 million in 2003 primarily due to higher revenues.

    •
    Parks operations costs, which represented approximately 3% of total operating expenses in each of the years 2005, 2004 and 2003, increased 5% to $243.8 million in 2005 from $232.7 million in 2004 principally reflecting the cost of fourth quarter 2005 winter events held at the parks and the impact of foreign currency translation. In 2004, Parks operations costs increased 10% to $232.7 million from $212.2 million in 2003 primarily from the impact of foreign currency translation.

    •
    Other operating expenses, which represented approximately 10% of total operating expenses in 2005 and 9% in 2004 and 2003, primarily include distribution costs incurred with respect to television product, costs associated with digital media and compensation. Other operating expenses increased 13% to $862.1 million in 2005 from $764.1 million in 2004 primarily reflecting a 10% increase in distribution costs due to the DVD release of Charmed and increased costs associated with digital media from the inclusion of SportsLine.com, Inc. ("SportsLine.com") since its acquisition in December 2004. Other operating expenses for 2004 increased 7% to $764.1 million in 2004 from $712.1 million in 2003 principally reflecting 15% higher distribution costs due to additional volume of DVD releases of the Star Trek series and higher compensation.

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses which include expenses incurred for selling and marketing costs, occupancy and back office support, were approximately 19% of revenues for 2005 and 18% of revenues for 2004 and 2003. SG&A expenses increased $146.9 million, or 6%, to $2.70 billion in 2005 from $2.55 billion in 2004, primarily reflecting transition costs and professional fees related to the

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Separation, higher employee compensation, advertising, marketing and incremental SG&A from SportsLine.com. Also included in 2005 and 2004 expenses are severance charges of $11.3 million and $28.1 million, respectively. Advertising expenses of $369.1 million, included in SG&A expenses, increased 3% reflecting increased spending primarily at Radio and Television.

        For 2004, SG&A expenses increased $176.4 million, or 7%, to $2.55 billion from $2.38 billion in 2003 reflecting higher employee compensation and commissions, 2004 severance charges of $28.1 million due to management changes and the absence of a 2003 pre-tax gain of $40 million from the settlement of a physical damage and business interruption claim. Advertising expenses of $358.4 million, included in SG&A expenses, increased 8% reflecting increased spending primarily at Radio.

        Included within SG&A expenses are residual costs, which primarily include pension and postretirement benefit costs for benefit plans retained by the Company for previously divested businesses. Residual costs for 2005 increased to $118.7 million from $113.8 million in 2004 primarily due to a lower discount rate. Residual costs decreased to $113.8 million in 2004 from $146.5 million in 2003 principally due to the recognition of lower actuarial losses resulting from better than expected performance of plan assets in 2003.

Impairment Charges

        SFAS 142 requires the Company to perform an annual fair value-based impairment test of goodwill. The Company performed its annual impairment test as of October 31, 2005 concurrently with its annual budgeting process which begins in the fourth quarter each year. The first step of the test examines whether or not the book value of each of the Company's reporting units exceeds its fair value. If the book value for a reporting unit exceeds its fair value, the second step of the test is required to compare the implied fair value of that reporting unit's goodwill with the book value of the goodwill. The Company's reporting units are generally consistent with or one level below the operating segments underlying the reportable segments. As a result of the 2005 annual impairment test, the Company recorded an impairment charge of $9.48 billion in the fourth quarter of 2005. The $9.48 billion reflects charges to reduce the carrying value of goodwill at the CBS Television reporting unit of $6.44 billion and the Radio reporting unit of $3.05 billion.

        During 2005, traded values decreased for both the television and radio broadcasting industries. Broadcast advertising spending is closely correlated to the U.S. economy, which has been negatively impacted by, among other things, higher interest rates and energy prices. In addition, a reduction in advertising spending in certain business sectors led to a reduction in forecasted cash flows and long-term growth rates. As a result, the Company reduced its revenue, operating profit and cash flow projections for the CBS Television and Radio reporting units to reflect current market conditions.

        The estimated fair value of the CBS Television and Radio reporting units were computed principally based upon the present value of future cash flows (Discounted Cash Flow Method) and both the traded and transaction values of comparable businesses (Market Comparable Method). The Discounted Cash Flow Method and Market Comparable Method were weighted equally and resulted in substantially equal fair values.

        As a result of the annual impairment test performed for 2004, the Company recorded an impairment charge of $18.0 billion in the fourth quarter of 2004. The $18.0 billion reflects charges to reduce the carrying value of goodwill at the Radio reporting unit of $10.94 billion and the Outdoor reporting unit of $7.06 billion as well as a reduction of the carrying value of intangible assets of $27.8 million related to the FCC licenses at the Radio segment. Several factors led to a reduction in forecasted cash flows and long-term growth rates for both the Radio and Outdoor reporting units. Radio and Outdoor both fell short of budgeted revenue and operating income growth targets in 2004. Competition from other advertising

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

media, including Internet advertising and cable and broadcast television reduced Radio and Outdoor growth rates. Also, the emergence of new competitors and technologies necessitated a shift in management's strategy for the Radio and Outdoor businesses, including changes in composition of the sales force and operating management as well as increased levels of investment in marketing and promotion.

Depreciation and Amortization

        For 2005, depreciation and amortization decreased 2% to $498.7 million from $508.6 million primarily reflecting lower depreciation expense for outdoor advertising properties. For 2004, depreciation and amortization increased 1% to $508.6 million from $501.7 million.

Interest Expense

        For 2005, interest expense increased 4% to $720.5 million from $694.0 million primarily due to higher average bank debt and commercial paper borrowings, and higher interest rates partially offset by lower average fixed rate debt balances. For 2004, interest expense decreased 3% to $694.0 million from $716.1 million in 2003 primarily due to lower average debt balances in 2004, including commercial paper borrowings, and lower interest on programming contracts. Proceeds from the special cash dividend of $5.4 billion received from New Viacom were used to repay outstanding commercial paper, debt outstanding under revolving credit facilities and certain fixed rate debt upon maturity in January 2006. As a result of lower debt, interest expense is expected to decrease significantly in 2006 as compared with 2005. The Company had approximately $8.05 billion at December 31, 2005 and $9.92 billion at December 31, 2004 of principal amount of debt outstanding (including discontinued operations and current maturities) at weighted average interest rates of 6.9% and 6.7%, respectively.

Interest Income

        For 2005, interest income decreased by $.4 million to $21.4 million. For 2004, interest income increased by $12.6 million to $21.8 million from $9.2 million primarily due to increased cash and cash equivalents.

Other Items, Net

        For 2005, "Other items, net" of $5.3 million principally reflected a net gain of $86.2 million from the sale of investments and businesses, and foreign exchange gains of $10.9 million, partially offset by losses associated with securitizing trade receivables of $23.8 million and a non-cash charge of $67.9 million to reflect other-than-temporary declines in the market value of certain radio investments.

        For 2004, "Other items, net" of $25.1 million principally reflected foreign exchange gains of $25.9 million and a net gain from the sale of investments and businesses of $32.5 million, partially offset by a non-cash charge of $21.7 million associated with other-than-temporary declines in the Company's investments and losses associated with securitizing trade receivables of $11.6 million.

        For 2003, "Other items, net" of $21.4 million principally consisted of foreign exchange gains of $14.8 million, net gains from the sale of investments of $14.8 million and an insurance recoupment of $5.6 million partially offset by losses of $9.1 million associated with securitizing trade receivables and a non-cash charge of approximately $5.0 million associated with other-than-temporary declines in the market value of several investments.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Provision for Income Taxes

        The provision for income taxes represents federal, state and local, and foreign income taxes on earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies, minority interest and cumulative effect of accounting changes. The annual effective tax rate was (10.8%) in 2005 versus (3.9%) in 2004 and 39.8% in 2003. Included in the 2005 and 2004 rates was the impact of the non-cash impairment charges. Also included in the 2004 rate was the impact of severance charges and the recognition of a tax benefit from the resolution of certain income tax audits in 2004.

Equity in Earnings (Loss) of Affiliated Companies, Net of Tax

        "Equity in earnings (loss) of affiliated companies, net of tax" reflected a net loss of $1.5 million for 2005, earnings of $19.2 million for 2004 and earnings of $18.3 million for 2003. For 2005, the loss principally reflected a non-cash charge associated with an other-than-temporary decline in a radio investment partially offset by earnings from affiliated companies. For 2004 and 2003, results principally reflected positive results from affiliated companies, partially offset by losses from Internet investments.

Minority Interest, Net of Tax

        Minority interest primarily represents the minority ownership of certain international entities.

Net Earnings (Loss) from Continuing Operations before Cumulative Effect of Accounting Changes

        The Company reported net earnings (loss) from continuing operations before cumulative effect of accounting changes of $(8.32) billion in 2005 versus $(16.39) billion in 2004 and $1.12 billion in 2003. The loss in 2005 was driven by the non-cash impairment charge for goodwill of $9.48 billion. The loss in 2004 was driven by the non-cash impairment charge for goodwill and intangible assets of $18.0 billion.

Net Earnings from Discontinued Operations

        The businesses of New Viacom have been presented as discontinued operations in CBS Corp.'s consolidated financial statements for all periods presented. Included within New Viacom's results were discontinued operations for Famous Players and Blockbuster. Famous Players, a Canadian-based theater chain, was sold for approximately $400 million in July 2005. Blockbuster was split-off from Former Viacom in 2004.

        The following tables set forth the detail of CBS Corp.'s net earnings from discontinued operations, which are comprised of both New Viacom's results from continuing operations and their discontinued businesses, Famous Players and Blockbuster. Additionally, Eliminations/Other include eliminations between CBS Corp. and New Viacom, and aircraft financing leases that are generally expected to liquidate in accordance with contractual terms.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Year Ended December 31, 2005	New Viacom	Famous Players	Eliminations/ Other	Total

Revenues from discontinued operations	$9,609.6	$208.0	$(328.5)	$9,489.1

Earnings (loss) from discontinued operations	$2,327.7	$(25.1)	$16.3	$2,318.9
Loss on disposal of discontinued operations	—	(72.9)	—	(72.9)
Minority interest	(6.6)	(1.6)	—	(8.2)

	2,321.1	(99.6)	16.3	2,237.8
Income tax (provision) benefit, net of minority interest	(1,017.2)	52.7	(40.6)	(1,005.1)

Net earnings (loss) from discontinued operations	$1,303.9	$(46.9)	$(24.3)	$1,232.7

Year Ended December 31, 2004	New Viacom	Blockbuster	Famous Players	Eliminations/ Other	Total

Revenues from discontinued operations	$8,132.2	$4,528.9	$392.5	$(535.6)	$12,518.0

Earnings (loss) from discontinued operations	$2,204.2	$(1,404.2)	$(11.6)	$(86.0)	$702.4
Loss on disposal of discontinued operations	—	(38.2)	—	—	(38.2)
Minority interest	(4.7)	259.7	(2.2)	—	252.8

	2,199.5	(1,182.7)	(13.8)	(86.0)	917.0
Income tax (provision) benefit, net of minority interest	(806.6)	92.4	4.9	34.4	(674.9)

Net earnings (loss) from discontinued operations	$1,392.9	$(1,090.3)	$(8.9)	$(51.6)	$242.1

Year Ended December 31, 2003	New Viacom	Blockbuster	Famous Players	Eliminations/ Other	Total

Revenues from discontinued operations	$7,304.4	$5,911.7	$386.9	$(408.0)	$13,195.0

Earnings (loss) from discontinued operations	$1,938.0	$(878.8)	$1.0	$(43.8)	$1,016.4
Minority interest	(4.5)	160.0	(1.6)	—	153.9

	1,933.5	(718.8)	(.6)	(43.8)	1,170.3
Income tax (provision) benefit, net of minority interest	(786.1)	(83.6)	.2	17.7	(851.8)

Net earnings (loss) from discontinued operations	$1,147.4	$(802.4)	$(.4)	$(26.1)	$318.5

        Included in discontinued operations in 2004 and 2003 are non-cash impairment charges of $1.5 billion ($1.2 billion net of minority interest and tax) and $1.3 billion ($1.0 billion, net of minority interest and tax), respectively, for the impairment of Blockbuster goodwill and other long-lived assets in accordance with SFAS 142 and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

  Cumulative Effect of Accounting Changes, Net of Minority Interest and Tax

        Effective December 31, 2004, the Company elected early adoption of Emerging Issues Task Force Topic No. D-108 "Use of the Residual Method to Value Acquired Assets Other Than Goodwill" ("D-108"). D-108 requires companies who have applied the residual value method in the valuation of intangible assets for purposes of impairment testing to use the direct value method. As a result of the

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

adoption, the Company recorded a charge of $2.2 billion ($1.3 billion net of tax), or $1.53 per diluted share, to reduce the intangible assets balance attributable to its television stations' FCC licenses. This charge has been reflected as a cumulative effect of accounting change.

        For 2003, the cumulative effect of accounting change, net of minority interest and tax, of $18.5 million, or $.02 per diluted share, resulted from the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations."

Net Earnings (Loss)

        For 2005, the Company reported a net loss of $7.09 billion versus $17.46 billion in 2004 and net earnings of $1.42 billion in 2003. For 2005 and 2004, the loss was driven by the non-cash impairment charges of $9.48 billion in 2005 and $18.0 billion in 2004. For 2004 and 2003, net earnings (loss) also reflected an after tax non-cash charge of $1.2 billion and $1.0 billion, respectively, reflected in discontinued operations.

Segment Results of Operations—For the Years Ended December 31, 2005, 2004 and 2003

        The tables below present the Company's revenues, Segment operating income before depreciation and amortization and SFAS 142 impairment charges ("Segment OIBDA before SFAS 142 Impairment Charges"), operating income (loss), and depreciation and amortization by segment, for each of the years ended December 31, 2005, 2004 and 2003.

Year Ended December 31,	2005	2004	2003

Revenues:
Television	$9,325.2	$9,448.5	$8,680.5
Radio	2,114.8	2,096.1	2,097.6
Outdoor	1,949.3	1,880.2	1,748.3
Parks/Publishing	1,187.1	1,160.8	1,069.3
Eliminations	(40.0)	(38.3)	(41.2)

Total Revenues	$14,536.4	$14,547.3	$13,554.5

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Segment OIBDA before SFAS 142 Impairment Charges(a):
Television	$1,824.7	$1,981.2	$1,656.5
Radio	925.0	948.2	1,002.4
Outdoor	469.9	453.9	423.8
Parks/Publishing	184.8	180.2	148.1
Corporate	(120.5)	(98.5)	(71.3)
Residual costs	(118.7)	(113.8)	(146.5)
SFAS 142 impairment charges (b)	(9,484.4)	(17,997.1)	—
Depreciation and amortization	(498.7)	(508.6)	(501.7)

Operating Income (Loss)	$(6,817.9)	$(15,154.5)	$2,511.3

Operating Income (Loss):
Television (b)	$(4,791.5)	$1,807.5	$1,481.5
Radio (b)	(2,154.1)	(10,023.5)	975.0
Outdoor (b)	260.5	(6,824.5)	207.9
Parks/Publishing	117.6	111.2	77.5
Corporate	(131.7)	(111.4)	(84.1)
Residual costs	(118.7)	(113.8)	(146.5)

Total Operating Income (Loss)	$(6,817.9)	$(15,154.5)	$2,511.3

Depreciation and Amortization:
Television	$178.8	$173.7	$175.0
Radio	32.1	29.9	27.4
Outdoor	209.4	223.1	215.9
Parks/Publishing	67.2	69.0	70.6
Corporate	11.2	12.9	12.8

Total Depreciation and Amortization	$498.7	$508.6	$501.7

  (a)
  The Company presents Segment OIBDA before SFAS 142 Impairment Charges as the primary measure of profit and loss for its operating segments in accordance with SFAS 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company believes the presentation of Segment OIBDA before SFAS 142 Impairment Charges is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA before SFAS 142 Impairment Charges to the Company's consolidated Net earnings (loss) is presented in Note 15 (Reportable Segments) to the Consolidated Financial Statements.

  (b)
  As a result of the Company's annual goodwill and indefinite-lived intangible assets impairment test, non-cash charges of $9.48 billion and $18.0 billion were recorded in 2005 and 2004, respectively, to reduce the carrying value of goodwill in 2005 and goodwill and intangible assets in 2004. The 2005 charge of $9.48 billion is comprised of $6.44 billion for Television and $3.05 billion for Radio. The 2004 charge of $18.0 billion is comprised of $10.94 billion for Radio and $7.06 billion for Outdoor.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations—2005 vs. 2004 and 2004 vs. 2003

Television (CBS and UPN Television Networks and Stations, Television Production and Syndication, and Showtime Networks, owner of several premium subscription television program services)

        (Contributed 64% of consolidated revenues for the year ended December 31, 2005, 65% for the year ended December 31, 2004 and 64% for the year ended December 31, 2003.)

Year Ended December 31,	2005	2004	2003

Revenues	$9,325.2	$9,448.5	$8,680.5

OIBDA before SFAS 142 impairment charge	$1,824.7	$1,981.2	$1,656.5
SFAS 142 impairment charge	(6,437.4)	—	—
Depreciation and amortization	(178.8)	(173.7)	(175.0)

Operating income (loss)	$(4,791.5)	$1,807.5	$1,481.5

Operating income as a % of revenues	NM	19%	17%
Capital expenditures	$197.2	$118.5	$115.6

NM—Not meaningful

2005 vs. 2004

        For 2005, Television revenues decreased $123.3 million, or 1%, to $9.33 billion as advertising revenue growth of 2% was more than offset by lower television license fee revenues. CBS and UPN combined advertising increased 4% with a 7% increase in primetime due to 6% average rate increases, partially offset by a decline in sports from the absence of the Super Bowl. For 2005, the Stations group advertising revenues decreased 2% as 2004 advertising revenues benefited from political spending in a presidential election year and the telecast of the Super Bowl on CBS. Excluding the impact of the Super Bowl and political advertising, the Stations group advertising revenues increased 2%.

        Television license fee revenues for 2005 decreased 21% reflecting lower domestic syndication and network revenues. Domestic syndication revenues decreased as contributions from 2005 availabilities, including the Insider, Becker and Diagnosis Murder, did not match prior year contributions from Star Trek: Deep Space Nine, Frasier and Hollywood Squares. Network revenues were lower due to the absence of revenues from the series Frasier which is no longer in production. Affiliate fees at Showtime Networks increased 2% principally reflecting rate increases and growth in subscribers.

        For 2005, Television reported an operating loss of $4.79 billion, which included a non-cash impairment charge of $6.44 billion to reduce the carrying amount of goodwill. Television OIBDA before SFAS 142 Impairment Charge decreased 8% to $1.82 billion in 2005 from $1.98 billion in 2004 reflecting the decrease in revenues noted above and higher SG&A expenses partially offset by lower operating expenses. Operating expenses, primarily comprised of production and programming expenses, decreased 1%, or $56.6 million, to $6.22 billion principally due to lower production costs for network series and the absence of prior year costs for the Super Bowl. SG&A expenses increased 8% to $1.28 billion primarily due to higher advertising and promotion and the inclusion of expenses for SportsLine.com, acquired in December 2004. Included in 2005 SG&A expenses is a severance charge of $11.3 million for organizational changes at Showtime Networks. Capital expenditures increased $78.7 million to $197.2 million in 2005 from $118.5 million in 2004, principally reflecting increased spending for broadcasting equipment.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

        License fees for completed television programming in syndication and on cable are recorded as revenues in the period that the products are available for exhibition, which, among other reasons, may cause substantial fluctuation in operating results. Unrecognized revenues attributable to such licensing agreements were approximately $788.1 million and $728.9 million at December 31, 2005 and 2004, respectively.

2004 vs. 2003

        For 2004, Television revenues increased $768.0 million, or 9%, to $9.45 billion principally driven by advertising revenue growth at the broadcast networks and the Stations group and higher television license fee revenues. CBS and UPN Networks combined advertising revenues increased 12% with an 11% increase in CBS and UPN primetime due to 11% average rate increases. CBS Network and the Stations group advertising revenues benefited from the 2004 telecast of Super Bowl XXXVIII. The combination of the Super Bowl and increased political advertising contributed 3% of Television's total revenue growth. For 2004, the Stations group advertising revenues increased 10% reflecting higher political advertising with more units sold at higher average unit rates. The Stations group also benefited from higher ad sales in the automotive, leisure and media, and restaurant industries.

        Television revenues in 2004 included an increase in television license fee revenues of 2% benefiting from the basic cable availability of Star Trek: Deep Space Nine, the initial domestic syndication of CSI and the renewal by incumbent stations of Everybody Loves Raymond, partially offset by lower network revenues for shows no longer in production including Frasier. Home entertainment revenues increased due to the DVD releases of Star Trek: Voyager and Star Trek: Original Series. Showtime Networks affiliate revenues increased 1%.

        For 2004, Television operating income increased $326.0 million, or 22%, to $1.81 billion and Television OIBDA before SFAS 142 Impairment Charge increased $324.7 million, or 20%, to $1.98 billion principally due to the revenue increases noted above partially offset by higher expenses. Total expenses increased 6% in 2004 primarily due to higher production and programming expenses and higher SG&A expenses. Production costs and programming expenses increased 5% reflecting higher program rights expense for sports events and primetime series. Included in SG&A expenses was a severance charge of $10.4 million recorded in the second quarter of 2004 related to a management change. Television operating income in 2003 included approximately $27 million in insurance recoveries. Operating income as a percentage of revenues was 19% in 2004 versus 17% in 2003.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Radio (CBS Radio)

        (Contributed 15% of consolidated revenues for the year ended December 31, 2005, 14% for the year ended December 31, 2004 and 15% for the year ended December 31, 2003.)

Year Ended December 31,	2005	2004	2003

Revenues	$2,114.8	$2,096.1	$2,097.6

OIBDA before SFAS 142 impairment charges	$925.0	$948.2	$1,002.4
SFAS 142 impairment charges	(3,047.0)	(10,941.8)	—
Depreciation and amortization	(32.1)	(29.9)	(27.4)

Operating income (loss)	$(2,154.1)	$(10,023.5)	$975.0

Operating income as a % of revenues	NM	NM	46%
Capital expenditures	$37.7	$38.2	$14.1

        NM—Not meaningful

2005 vs. 2004

        Radio's revenues are generated domestically from 179 radio stations. For 2005, Radio revenues increased 1% to $2.11 billion reflecting 2% growth in local radio advertising partially offset by a 1% decrease in national advertising. Advertising revenues reflected an increase in average unit rates partially offset by a decline in the units sold. The top 10 markets were up 3% and the top 20 markets were up 2% in advertising revenues, led by increases in Los Angeles, Philadelphia and Atlanta. Radio receives consideration for management services provided to Westwood One, an affiliated company. Revenues from these arrangements were approximately $63.4 million for 2005 versus $65.9 million for 2004.

        For 2005, Radio reported an operating loss of $2.15 billion compared with an operating loss of $10.02 billion in 2004, which included non-cash impairment charges of $3.05 billion and $10.94 billion in 2005 and 2004, respectively, to reduce goodwill and intangible assets. Radio OIBDA before SFAS 142 Impairment Charges decreased 2% to $925.0 million in 2005 from $948.2 million in 2004 reflecting increases in operating and SG&A expenses, partially offset by the revenue increases noted above. Operating expenses, primarily comprised of radio programming and production expenses increased 7% to $548.7 million in 2005 from $513.9 million in 2004 primarily due to increased talent costs, higher music licensing, and increased programming costs and sports rights. SG&A expenses increased 1% to $641.0 million in 2005 from $634.0 million in 2004 primarily reflecting the gain on sale of FCC licenses of $14.6 million in 2005 versus $30.9 million in 2004, partially offset by lower bad debt expense in 2005.

        As a result of changes in morning show programming at 27 owned radio stations, the Company anticipates flat to slightly lower Radio revenues and expenses in 2006.

2004 vs. 2003

        For 2004, Radio revenues were relatively flat at $2.10 billion reflecting continued weakness in national and local radio advertising revenues in part due to increased competition from other advertising media. Advertising revenues reflected a decline in the units sold, partially offset by an increase in average unit rates and higher affiliated revenues. Revenues from Westwood One were approximately $65.9 million for 2004 versus $64.3 million for 2003.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

        For 2004, Radio reported an operating loss of $10.02 billion, which included a $10.94 billion non-cash impairment charge to reduce goodwill and intangible assets. Radio OIBDA before SFAS 142 Impairment Charge decreased 5% to $948.2 million in 2004 from $1.0 billion in 2003, reflecting higher operating and SG&A expenses. Operating expenses increased 5% to $513.9 million in 2004 from $489.7 million in 2003 reflecting higher contractual talent costs. SG&A expenses increased 5% to $634.0 million in 2004 from $605.5 million in 2003 reflecting higher advertising, promotion and employee-related expenses.

Outdoor (CBS Outdoor)

        (Contributed 13% of consolidated revenues for each of the years ended December 31, 2005, 2004 and 2003.)

Year Ended December 31,	2005	2004	2003

Revenues	$1,949.3	$1,880.2	$1,748.3

OIBDA before SFAS 142 impairment charge	$469.9	$453.9	$423.8
SFAS 142 impairment charge	—	(7,055.3)	—
Depreciation and amortization	(209.4)	(223.1)	(215.9)

Operating income (loss)	$260.5	$(6,824.5)	$207.9

Operating income as a % of revenues	13%	NM	12%
Capital expenditures	$68.4	$56.5	$58.1

        NM—Not meaningful

2005 vs 2004

        For 2005, Outdoor revenues increased 4% to $1.95 billion from $1.88 billion, principally due to a 6% increase from its North American properties, reflecting an 18% increase in Mexico, a 16% increase in Canadian properties and a 4% increase in U.S. billboards and displays. European revenues were flat year over year, primarily reflecting growth in the U.K. offset by a decline in Italy due to the loss of a component of the Italian transit contract in 2004. The impact of foreign exchange translation on revenues in 2005 was approximately $8 million in additional revenues, primarily in Canada. In constant dollars, Canada's revenues increased 8%. Approximately 45% of Outdoor revenues were generated from international regions, principally Europe, for both 2005 and 2004.

        Operating income increased to $260.5 million in 2005 from a loss of $6.82 billion in 2004, which included a non-cash impairment charge of $7.06 billion to reduce goodwill. Outdoor OIBDA before SFAS 142 Impairment Charge increased 4% to $469.9 million in 2005 from $453.9 million in 2004, reflecting the revenue increases noted above partially offset by higher operating and SG&A expenses. Operating expenses increased 3% to $1.13 billion in 2005 from $1.10 billion in 2004, reflecting higher billboard lease costs and maintenance expenses, partially offset by lower transit lease costs. SG&A expenses increased 7% to $345.2 million in 2005 from $323.6 million in 2004 primarily reflecting higher employee-related expenses.

        Revenues and operating income were negatively impacted by $11 million and $28 million, respectively, in 2005 due to hurricanes.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

2004 vs. 2003

        For 2004, Outdoor revenues increased 8% to $1.88 billion from $1.75 billion reflecting a 14% increase from its European properties and a 4% increase in North America. North American properties reflected a 16% increase in Canadian revenues and a 5% increase in U.S. billboards revenues, partially offset by a decrease of 11% in Mexico. Revenue growth from the European properties benefited from favorable foreign exchange rates. The impact of foreign exchange translation on revenues was approximately $68 million, or four percentage points of the increase for the year. Approximately 45% of Outdoor revenues were generated from international regions, principally Europe, in 2004 versus 43% in 2003.

        For 2004, Outdoor reported an operating loss of $6.82 billion, which included the $7.06 billion non-cash impairment charge, versus operating income of $207.9 million in 2003. Outdoor OIBDA before SFAS 142 Impairment Charge increased 7% to $453.9 million in 2004 from $423.8 million in 2003 reflecting higher revenues partially offset by higher operating and SG&A expenses. Operating expenses increased 9% due to higher transit and billboard lease costs, as well as the impact of foreign exchange translation. SG&A expenses increased 4% primarily due to higher employee-related expenses.

Parks/Publishing (Theme Parks Operations and Consumer Book Publishing)

        (Contributed 8% to consolidated revenues for each of the years ended December 31, 2005, 2004 and 2003.)

Year Ended December 31,	2005	2004	2003

Revenues	$1,187.1	$1,160.8	$1,069.3

OIBDA	$184.8	$180.2	$148.1
Depreciation and amortization	(67.2)	(69.0)	(70.6)

Operating income	$117.6	$111.2	$77.5

Capital expenditures	$52.8	$48.9	$46.2

2005 vs. 2004

        For 2005, Parks/Publishing revenues increased 2% to $1.19 billion in 2005 from $1.16 billion in 2004, reflecting higher revenues at both Parks and Publishing. Parks revenues increased 3%, driven by a 2% increase in attendance and a 1% increase in per capita spending. Parks also benefited from favorable foreign currency translation in 2005. Publishing revenues increased 2% primarily due to several top selling 2005 titles including 1776 by David McCullough, Love Smart by Dr. Phil C. McGraw and Teacher Man by Frank McCourt, as well as 5% growth in the Children's group led by the performance of series titles, such as Dora the Explorer and Peanuts. Revenues from the Audio group increased 14% in 2005.

        For 2005, Parks/Publishing operating income increased 6% to $117.6 million from $111.2 million and OIBDA increased 3% to $184.8 million from $180.2 million, primarily due to the revenue increases noted above, partially offset by higher operating and SG&A expenses. Operating expenses increased 2%, reflecting a 4% increase at Parks and a 1% increase at Publishing. SG&A expenses increased 3% reflecting a 4% increase at Publishing, primarily due to higher advertising, selling and marketing costs, partially offset by a 1% decrease at Parks.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

2004 vs. 2003

        For 2004, Parks/Publishing revenues increased 9% to $1.16 billion from $1.07 billion reflecting higher revenues at both Parks and Publishing. Parks revenues increased 9%, driven by a 12% increase in attendance partially offset by a 2% decline in per capita spending. In 2004, Parks benefited from favorable foreign currency translation. Publishing revenues increased 8% primarily due to several top selling titles including Angels & Demons by Dan Brown and Family First by Dr. Phil C. McGraw.

        For 2004, Parks/Publishing operating income increased 43% to $111.2 million from $77.5 million and OIBDA increased 22% to $180.2 million from $148.1 million, primarily due to the revenue increases noted above, partially offset by a 7% increase in operating expenses and a 3% increase in SG&A expenses.

Financial Position

        Current assets decreased by $698.0 million to $6.80 billion at December 31, 2005 from $7.49 billion at December 31, 2004 primarily due to a $2.36 billion decrease in current assets of discontinued operations reflecting the spin-off of New Viacom. This decrease was partially offset by an increase in cash and cash equivalents of $877.1 million, receivables of $256.7 million, inventory of $226.6 million and deferred tax assets of $267.4 million. The allowance for doubtful accounts as a percentage of receivables was 5.1% at December 31, 2005 compared with 5.8% at December 31, 2004.

        Net property and equipment remained relatively flat at $3.23 billion as capital expenditures of $375.6 million, the addition of capital leases of $18.6 million and the effects of acquisitions were offset by depreciation expense of $402.8 million. Goodwill of $18.90 billion decreased $9.35 billion from $28.25 billion at December 31, 2004, primarily reflecting the impairment of goodwill at the Television and Radio segments. Intangible assets, principally consisting of FCC licenses, increased by $141.3 million to $10.51 billion at December 31, 2005 from $10.37 billion at December 31, 2004, primarily reflecting the acquisition of a television station, partially offset by amortization expense of $95.9 million.

        Current liabilities decreased $1.50 billion to $5.38 billion at December 31, 2005 from $6.88 billion at December 31, 2004 primarily due to a $2.59 billion decrease in current liabilities of discontinued operations reflecting the spin-off of New Viacom and a $57.3 million decrease in other current liabilities. This decrease was partially offset by increases of $205.8 million in accounts payable, $187.9 million in participants' share, residuals and royalties payable and $130.9 million in program rights primarily for television product.

        Total stockholders' equity decreased $20.29 billion to $21.74 billion at December 31, 2005 from $42.02 billion at December 31, 2004. The following table summarizes the significant activity during the year.

Total Stockholders' Equity at December 31, 2004	$42,024.3
Net loss for the year ended December 31, 2005	(7,089.1)
Spin-off of New Viacom	(7,730.7)
Stock purchases	(5,456.2)
Dividends	(440.9)
Exercise of stock options, including tax benefit	423.9
Other	5.7

Total Stockholders' Equity at December 31, 2005	$21,737.0

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Cash Flows

        Cash and cash equivalents, including discontinued operations, increased by $727.1 million for the year ended December 31, 2005. The change in cash and cash equivalents was as follows:

Year Ended December 31,	2005	2004	2003

Cash provided by operating activities from:
Continuing operations	$1,909.6	$1,650.7	$1,586.4
Discontinued operations	1,627.4	1,989.9	1,911.0

Cash provided by operating activities	3,537.0	3,640.6	$3,497.4

Cash provided by (used for) investing activities from:
Continuing operations	4,932.9	(245.1)	(267.8)
Discontinued operations	(165.1)	(288.6)	(1,594.6)

Cash provided by (used for) investing activities	4,767.8	(533.7)	(1,862.4)

Cash used for financing activities from:
Continuing operations	(7,151.8)	(2,919.0)	(1,006.3)
Discontinued operations	(425.9)	(110.4)	(409.4)

Cash used for financing activities	(7,577.7)	(3,029.4)	(1,415.7)

Net increase in cash and cash equivalents	$727.1	$77.5	$219.3

        Operating Activities.    In 2005, cash provided by operating activities from continuing operations increased $258.9 million, or 16%, to $1.91 billion in 2005 from $1.65 billion in 2004 principally reflecting changes in working capital partially offset by higher taxes paid in 2005. In 2004, cash provided by operating activities from continuing operations increased $64.3 million, or 4%, to $1.65 billion from $1.59 billion principally reflecting higher earnings after adjusting for the non-cash impairment charge, partially offset by higher taxes paid in 2004 compared to 2003.

        Cash paid for income taxes from continuing operations of $520.3 million for 2005 was higher than 2004 payments of $416.6 million principally due to the absence of audit refunds that were received in 2004. Cash taxes for 2006 are anticipated to increase by approximately $250 million to $300 million principally driven by higher pre-tax income and a decrease in income tax benefit from stock option exercises.

        Investing Activities.    In 2005, cash provided by investing activities from continuing operations of $4.93 billion reflected the $5.4 billion special dividend received from New Viacom in the fourth quarter of 2005 as well as proceeds from dispositions of $279.6 million, principally from the sale of television and radio stations. These proceeds were partially offset by capital expenditures of $375.6 million and acquisitions of $462.9 million, primarily reflecting the acquisition of KOVR-TV in Sacramento and KIFR-FM, a San Francisco radio station. Capital expenditures increased $113.4 million, or 43%, to $375.6 million in 2005 from $262.2 million principally reflecting additional broadcasting equipment and investments in infrastructures in preparation of the Separation on December 31, 2005. Net cash expenditures for investing activities from continuing operations of $245.1 million primarily for investment in systems upgrades and building improvements for the year ended December 31, 2004 principally reflected capital expenditures of $262.2 million. Net cash expenditures for investing activities from continuing operations of $267.8 million in 2003 primarily reflected capital expenditures of $234.1 million primarily for broadcasting equipment and outdoor advertising structures.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

        Capital expenditures for 2006 are anticipated to be in the range of $375 million to $400 million.

        Financing Activities.    In 2005, cash flow used for financing activities from continuing operations of $7.15 billion principally reflected the purchase of Company stock for $5.56 billion, repayment of notes and debentures of $1.44 billion and dividend payments of $451.3 million. These uses were partially offset by proceeds from the exercise of employee stock options of $317.5 million. In 2004, cash flow used for financing activities from continuing operations of $2.92 billion principally reflected the purchase of Company stock for $2.50 billion and dividend payments of $415.2 million. These uses were partially offset by the exercise of employee stock options of $119.6 million. Net cash flow used for financing activities from continuing operations of $1.01 billion for 2003 principally reflected the purchase of Company stock for $945.1 million, the repayment of notes and debentures of $765.4 million, the net repayment of bank debt, including commercial paper, of $162.1 million and the payment of $104.6 million of dividends. These uses were partially offset by proceeds from the issuance of notes and debentures of $736.5 million and from the exercise of employee stock options of $245.2 million.

Stock Purchase Program and Cash Dividends

        In 2005, on a trade date basis, Former Viacom purchased 79.6 million shares of class B common stock for approximately $5.46 billion. As of December 31, 2005, there was approximately $579.8 million remaining under the $8.0 billion purchase program. The Company does not currently expect to make purchases under its stock purchase program during 2006. In 2004, on a trade date basis, Former Viacom purchased 34.2 million shares of class B common stock for approximately $2.53 billion.

        As a result of the Separation, all Former Viacom share and per share data have been adjusted to reflect the one share for .5 share conversion.

        The Former Viacom declared a quarterly cash dividend on its common stock during each of the four quarters of 2005 and 2004 for a total of $440.9 million in 2005 and $427.0 million in 2004.

        On January 25, 2006, the Company declared a quarterly cash dividend of $.16 per share payable on April 1, 2006. CBS Corp. currently expects to continue to pay a regular cash dividend to its stockholders. Based on the number of shares of CBS Corp. Class A and Class B Common Stock outstanding after the Separation, a $.16 per share quarterly dividend declaration for each of the four quarters of 2006 would result in approximately $480 million of annual dividends.

Acquisitions and Dispositions

        In January 2006, the Company announced its intention to divest Paramount Parks and to complete the divesture in the second half of 2006.

        On January 5, 2006, the Company completed the acquisition of CSTV Networks, Inc., a cable network and online digital sports media company, for a purchase price of approximately $325 million, comprised of 10.2 million shares of CBS Corp. Class B Common Stock and $49 million in cash.

        During the fourth quarter of 2005, the Company acquired KIFR-FM, a San Francisco radio station, for approximately $95 million.

        During the second quarter of 2005, the Company acquired KOVR-TV, a Sacramento television station for approximately $285.0 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Capital Structure

At December 31,	2005	2004

Notes payable to banks	$7.2	$5.9
Senior debt—4.625%-8.875% due 2005—2051	7,919.9	9,421.4
Other notes	1.0	17.9
Obligations under capital leases	125.4	471.8

Total debt	8,053.5	9,917.0
Less other discontinued operations debt	153.2	553.4
Less current portion of long-term debt	747.1	12.1

Total long-term debt from continuing operations, net of current portion	$7,153.2	$9,351.5

        Total debt of $8.05 billion at December 31, 2005 and $9.92 billion at December 31, 2004 was 27% and 19%, respectively, as a percentage of total capitalization of the Company.

        The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary CBS Operations Inc. (formerly known as Viacom International Inc.). Senior debt in the amount of $52.2 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

        The Company's total debt included, as of December 31, 2005 and December 31, 2004, respectively, (i) an aggregate unamortized premium of $31.8 million and $35.3 million and (ii) the net change in the carrying value of the debt relating to fair value hedges of $(8.5) million and $17.4 million.

        On January 30, 2006, the Company redeemed, at maturity, all of the outstanding 6.4% senior notes for $800.0 million.

        For the years ended December 31, 2005 and 2004, the following debt maturities, redemptions and repurchases occurred:

Debt Maturities

        May 20, 2005, 7.15% senior notes, $500.0 million
        June 1, 2005, 7.75% senior notes, $951.0 million

Debt Redemptions

        July 15, 2004, all of the outstanding Go Outdoor Systems Holdings S.A. 10.50% senior subordinated notes due 2009 at 105.25% of principal

        During 2004, the Company acquired SportsLine.com, which had outstanding $16.9 million 5% convertible subordinated notes due 2006. These notes were redeemed in January 2005.

Debt Repurchases

        For the years ended December 31, 2005 and 2004, the Company repurchased approximately $21.2 million and $20.0 million of its debt, respectively.

        The Company's scheduled maturities of long-term debt at face value, including discontinued operations debt and excluding commercial paper and capital leases, outstanding at December 31, 2005 were as follows:

	2006	2007	2008	2009	2010	2011 and thereafter

Long-term debt	$804.6	$700.7	$.8	$.8	$1,637.7	$4,760.2

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

CBS Corp. Credit Agreement

        As of December 31, 2005, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"). The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the facility are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments. As of December 31, 2005, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.72 billion.

        The Credit Facility contains covenants, which, among other things, require that the Company maintain a minimum interest coverage ratio. At December 31, 2005, the Company was in compliance with all covenants under the Credit Facility.

        The primary purpose of the Credit Facility is to support commercial paper borrowings. At December 31, 2005, the Company had no commercial paper borrowings under its $3.0 billion commercial paper program.

Accounts Receivable Securitization Programs

        As of December 31, 2005 and December 31, 2004, respectively, the Company had an aggregate of $550.0 million and $1.0 billion outstanding under revolving receivable securitization programs. The decrease reflects $450.0 million of securitized receivables that are attributable to the New Viacom program since the Separation. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable and debt on the Company's Consolidated Balance Sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from the programs were used to reduce outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs meet certain performance ratios. As of December 31, 2005, the Company was in compliance with the required ratios under the receivable securitization programs.

Liquidity and Capital Resources

        The Company believes that its operating cash flows from continuing operations ($1.91 billion in 2005), cash and cash equivalents ($1.66 billion at December 31, 2005), borrowing capacity under its committed bank facility (which consisted of availability under the Credit Facility of $2.72 billion at December 31, 2005), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments and its financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film operations, and talent contracts will come primarily from cash flow from operations.

        The Company continually projects anticipated cash requirements, which include capital expenditures, acquisitions, dividends and principal payments on its outstanding indebtedness, as well as cash flows generated from operating activities available to meet these needs. Any net cash funding requirements are financed with short-term borrowings (primarily commercial paper) and long-term debt. Commercial paper borrowings, which also accommodate day-to-day changes in funding requirements, are backed by a committed bank facility that may be utilized in the event that commercial paper borrowings are not available. The Company believes its credit position affords sufficient access to the capital markets to meet the Company's financing requirements.

        In accordance with the terms of the Separation Agreement, New Viacom paid to the Company an estimated special dividend of $5.4 billion. Pursuant to the provisions of the Separation Agreement, the

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

estimated special dividend is subject to adjustment. CBS Corp. used the proceeds from the special cash dividend to, among other things, repay outstanding commercial paper, debt outstanding under its revolving Credit Facility and certain fixed rate debt upon maturity in January 2006. On March 14, 2006, the Company submitted to New Viacom an adjustment to increase the estimated special dividend in the amount of approximately $460 million. The Company and New Viacom have up to 65 days to agree upon the adjustment before any disputed amounts would become subject to a dispute resolution process.

        The Company anticipates that future debt maturities will be funded with cash and cash equivalents, and cash flows generated from operating activities and other debt financing. There are no provisions in any of the Company's material financing agreements that would cause an acceleration of the obligation in the event of a downgrade in the Company's debt ratings.

        The Company filed a shelf registration statement with the SEC registering debt securities, preferred stock and warrants of CBS Corp. that may be issued for aggregate gross proceeds of $5.0 billion. The registration statement was first declared effective on January 8, 2001. The net proceeds from the sale of the offered securities may be used by CBS Corp. for general corporate purposes, including repayment of borrowings, working capital and capital expenditures, or for such other purposes as may be specified in the applicable prospectus supplement. To date, the Company has issued $2.385 billion of securities under the shelf registration statement.

        As of December 31, 2005, the Company's significant contractual obligations, including payments due by period, were as follows:

	Payments Due by Period
	Total	2006	2007-2008	2009-2010	2011 and thereafter

Programming and talent commitments (1)	$14,164.3	$3,299.0	$4,392.1	$3,382.9	$3,090.3
Operating leases (2)	1,288.9	253.5	406.1	256.6	372.7
Guaranteed minimum franchise payments (3)	1,822.7	405.7	512.5	351.5	553.0
Purchase obligations (4)	281.3	158.1	68.6	52.0	2.6
Capital lease obligations (including interest) (5)	169.0	21.2	38.6	29.6	79.6
Long-term debt obligations (6)	7,904.8	804.6	701.5	1,638.5	4,760.2
Other long-term contractual obligations (7)	1,115.6	—	720.2	250.7	144.7
Interest commitments on long-term debt (8)	6,338.6	498.3	921.9	856.2	4,062.2

(1)
Programming and talent commitments of the Company include $9.89 billion for the acquisition of sports programming rights, $2.86 billion relating to television, radio, and film production and acquisitions and $897.8 million for talent contracts.

(2)
Includes long-term noncancelable operating lease commitments for office space and equipment, transponders, studio facilities and vehicles.

(3)
The outdoor advertising business has franchise rights entitling it to display advertising on media including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks, masts and stadium signage. Under most of these franchise agreements, the franchisor is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment.

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

(8)
Future interest based on scheduled debt maturities, excluding capital leases.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Off-Balance Sheet Arrangements

        In connection with the Separation, New Viacom has agreed to indemnify CBS Corp. with respect to obligations related to Blockbuster. Among those obligations are guarantees entered into by Former Viacom of certain Blockbuster store leases which aggregated approximately $352.9 million at December 31, 2005. Certain leases contain renewal options that can extend the primary lease term and remain covered by the guarantees. These guarantees are secured by a $150 million Blockbuster letter of credit.

        In connection with the July 2005 divestiture of Famous Players, New Viacom has agreed to indemnify CBS Corp. with respect to liabilities associated with Famous Players theater leases.

        In the fourth quarter of 2004, the Company sold its 50% equity interest in UCI, which operates movie theaters in Europe, Latin America and Asia. In connection with the Separation, New Viacom has agreed to indemnify CBS Corp. with respect to liabilities associated with certain UCI theater leases. The guarantees entered into by Former Viacom totaled approximately $152.4 million at December 31, 2005 and are secured by bank guarantees provided by the buyer.

        New Viacom also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres, LLC and certain of their theater leases were guaranteed by Former Viacom. New Viacom has agreed to indemnify CBS Corp. with respect to obligations under these guarantees. These guarantees totaled approximately $10.0 million at December 31, 2005.

        Additionally, the Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $348.2 million at December 31, 2005 and are not recorded on the balance sheet as of December 31, 2005.

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

•
Accounting for the production and distribution of television programming is in accordance with SOP 00-2, which requires management's judgment as it relates to total revenues to be received and costs to be incurred throughout the life of each program. These judgments are used to determine the amortization

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

  of capitalized production costs, expensing of participation and residual cost and any necessary net realizable value adjustments.

•
The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the tangible and identifiable intangible net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

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

•
Balance sheet reserves and liabilities related to legal issues, restructuring charges and discontinued businesses, including asbestos and environmental matters, require significant judgments and estimates by management. The Company continually evaluates these estimates based on changes in the relevant facts and circumstances and events that may impact estimates. While management believes that the current reserves for matters related to historical and predecessor operations of the Company, including environmental and asbestos are adequate, there can be no assurance that circumstances will not change in future periods.

•
Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate reflects the rate at which the pension benefit obligations could effectively be settled. The Company determined the discount rate by projecting the plans expected future benefit payments as defined for the projected benefit obligation. Those projected benefit payments are used to construct a high quality bond portfolio with interest and principal payments that provide the cash flows necessary to meet the projected benefit payments. The projected benefit payments are discounted by the weighted average yield of the bond portfolio. The expected long-term returns on plan assets were based upon the target asset allocation and return estimates for equity and debt securities. The expected rate of return for equities was based upon the risk-free rate plus a premium for equity securities. The expected return on debt securities was based upon an analysis of current and historical yields on portfolios of similar quality and duration. For 2005, the unrecognized actuarial loss for pension increased principally as a result of change in mortality rate assumption and lower than expected returns from plan assets. A decrease in the discount rate or a decrease in the expected rate of return on plan assets would increase pension expense. The estimated impact of a 25 basis point change in the discount rate would be a change of approximately $14 million on 2006 pension expense and will change the projected benefit obligation by approximately $152 million. The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $10 million in 2006 pension expense.

•
The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. The Company is continually audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its tax reserves reflect the probable outcome of known contingencies. An estimated

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

  effective tax rate for a year is applied to quarterly operating results. In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and recorded in the same quarter. A number of years may elapse before a tax return containing tax matters, for which a reserve has been established, is audited and finally resolved. During 2004, the Company recognized $128.4 million of tax benefits related to the resolution of certain prior year tax audits.

Legal Matters

        Shareholder Derivative Lawsuits and Demands.    Two shareholder derivative lawsuits, consolidated as In re Viacom Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions name each member of Former Viacom's Board of Directors, Messrs. Tom Freston and Leslie Moonves (each of whom were executive officers of Former Viacom), and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of Messrs. Redstone, Freston, and Moonves was excessive and unwarranted and challenging the independence of certain Former Viacom directors. Mr. Redstone is the Company's Executive Chairman of the Board of Directors and Founder and Mr. Moonves is the Company's President and Chief Executive Officer. Mr. Freston is New Viacom's President and Chief Executive Officer. Plaintiffs seek unspecified damages from the members of the Former Viacom Board of Directors for their alleged breach of fiduciary duties, disgorgement of the 2004 compensation paid to the officers of Former Viacom, equitable relief, and attorney fees and expenses. The Company moved to dismiss the complaints and oral argument was heard on February 16, 2006. No decision has been issued by the court. Any liabilities in this matter adverse to the Company and/or New Viacom will be shared equally between the Company and New Viacom. The Company believes that the plaintiffs' positions in these actions are without merit and it intends to vigorously defend itself in the litigation.

        The Company has received shareholder demands seeking access to books and records of the Company relating to executive compensation paid to Sumner M. Redstone, Tom Freston and Leslie Moonves, accompanied by statements that such demands are in furtherance of an investigation of possible mismanagement, self-dealing and corporate waste by directors and officers of Former Viacom. Another shareholder demand seeking access to books and records relates to the compensation of Sumner M. Redstone and Mel Karmazin (former Chief Operating Officer of Former Viacom). One of the demands also seeks access to books and records of the Company relating to Sumner M. Redstone's acquisition of a controlling interest in Midway Games Inc. The Company intends to comply with all reasonable requests. Under the Separation Agreement between the Company and New Viacom, liabilities in connection with executive compensation claims relating to officers of Former Viacom are shared equally by the Company and New Viacom.

        Claims Related to Former Businesses: Asbestos, Environmental and Other.    The Company is a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred principally as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of the Company's products is the basis of a claim. Claims against the Company in which a product has been identified principally relate to exposures allegedly caused by asbestos-containing insulating material in turbines sold for power-generation, industrial and marine use, or by asbestos-containing grades of decorative micarta, a laminate used in commercial ships.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

        Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2005, the Company had pending approximately 101,170 asbestos claims, as compared with approximately 112,140 as of December 31, 2004 and approximately 112,280 as of December 31, 2003. Of the claims pending as of December 31, 2005, approximately 70,910 were pending in state courts, 27,640 in federal courts and approximately 2,620 were third party claims. During 2005, the Company received approximately 11,470 new claims and closed or moved to an inactive docket approximately 22,440 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

        Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third party claims. The Company's total costs for the years 2005 and 2004 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $37.2 million and $58.4 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

        Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at December 31, 2005. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

        The Company from time to time receives claims from federal and state environmental regulatory agencies and other entities asserting that it is or may be liable for environmental cleanup costs and related damages principally relating to historical and predecessor operations of the Company. In addition, the Company from time to time receives personal injury claims including toxic tort and product liability claims (other than asbestos) arising from historical operations of the Company and its predecessors.

        On an ongoing basis, the Company defends itself in a multitude of lawsuits and proceedings and responds to various investigations and inquiries from federal, state and local authorities (collectively, "litigation"). Litigation is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the above-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. Under the Separation Agreement between the Company and New Viacom, New Viacom has agreed to defend and indemnify CBS Corp. in certain litigation in which CBS Corp. is named.

Market Risk

        The Company is exposed to market risk related to foreign currency exchange rates and interest rates. The Company uses derivative financial instruments to modify exposure to risks from fluctuations in foreign currency exchange rates and interest rates. In accordance with its policy, the Company does not use

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

derivative instruments unless there is an underlying exposure and therefore, the Company does not hold or enter into financial instruments for speculative trading purposes.

  Foreign Exchange Risk

        The Company conducts business with companies in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. dollar. In order to hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Euro, the Canadian Dollar, the Mexican Peso and the Australian Dollar foreign currency forward and option contracts are used. Additionally, the Company designates forward contracts used to hedge future production costs as cash flow hedges, and may designate certain forward contracts as a hedge of the foreign currency exposure of a net investment in a foreign operation. The change in fair value of the non-designated contracts is included in current period results as part of "Other items, net." The Company manages the use of foreign exchange derivatives centrally. At December 31, 2005, the notional value of all foreign exchange contracts was $221.4 million which represents hedges of underlying foreign currency balances and expected foreign currency cash flows. At December 31, 2004, the notional value of all foreign exchange contracts was $458.2 million, of which $8.3 million related to the hedging of future productions costs. The remaining $449.9 million represented hedges of underlying foreign currency balances, expected foreign currency cash flows and investment hedges.

  Interest Rate Risk

        All of the Company's long-term debt has been issued under fixed interest rate agreements. The Company has entered into fixed-to-floating rate swap agreements for a portion of this debt, which are designated as fair value hedges. These swaps expose the Company to movements in short-term interest rates. Based on the amount of fixed-to-floating rate swaps and receivable securitization programs outstanding at December 31, 2005, a 100 basis point change in interest rates would cause a $16.3 change to pre-tax earnings. As of December 31, 2005, if all parties were to agree, the swaps could have been terminated by a net payment from the Company of approximately $9.3 million including accrued interest.

        At December 31, 2005, the Company was a party to the following outstanding fair value hedges:

  Interest rate swaps totaling $350 million in notional amount, which matured on January 30, 2006, and (i) received interest on $200 million at a weighted average rate of approximately 2.78% and paid interest based on three-month LIBOR in advance and (ii) received interest on $150 million at a weighted average rate of approximately 3.57% and paid interest based on six-month LIBOR in arrears.

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

  At December 31, 2005 and 2004, the Company did not have any interest rate cash flow hedges outstanding.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

  Credit Risk

        The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2005, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

Related Parties

        National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as the Executive Chairman of the Board of Directors for both CBS Corp. and New Viacom.

        On October 28, 2004, Former Viacom entered into an agreement (the "NAIRI Agreement") with NAI and NAIRI, Inc. ("NAIRI"), a wholly-owned subsidiary of NAI, pursuant to which Former Viacom agreed to buy, and NAI and NAIRI agreed to sell, a number of shares of Class B Common Stock each month such that the ownership percentage of Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of purchases of shares of Former Viacom Common Stock under the $8.0 billion stock purchase program announced in October 2004. Pursuant to this agreement, Former Viacom recorded the purchase of 9.2 million shares of Former Viacom Class B Common Stock from NAIRI for $628.9 million in 2005. All Former Viacom share and per share data have been adjusted to reflect the Share Conversion. The Company does not currently anticipate making purchases under this stock purchase program during 2006.

        New Viacom.    CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with New Viacom. CBS Corp., through its Television segment, licenses its television products to New Viacom, primarily MTV Networks and BET.    In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of New Viacom, primarily Paramount Pictures. CBS Corp.'s total revenues from these transactions were $173.6 million, $378.2 million and $186.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Simon & Schuster and Paramount Parks are also involved in transactions with New Viacom that have not been material in any of the periods presented.

        CBS Corp., through Showtime Networks and CBS Television, purchases motion picture programming from New Viacom, primarily Paramount Pictures. The costs of these purchases are initially recorded as inventory and amortized over the life of the contract or projected useful life of the programming. Paramount Pictures also distributes certain television products on behalf of CBS Television in the home entertainment market. In addition, CBS Corp. places advertisements with various subsidiaries of New Viacom. The total purchases from these transactions were $154.9 million, $157.4 million and $221.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

        Transactions with New Viacom and its subsidiaries, through the normal course of business, are settled in cash. The following table presents the amounts due from or due to New Viacom and its subsidiaries in the normal course of business as reflected in CBS Corp.'s Consolidated Balance Sheets:

At December 31,	2005	2004

Amounts due from New Viacom
Receivables	$235.8	$204.5
Other assets (Receivables, non-current)	225.2	349.2

Total amounts due from New Viacom	$461.0	$553.7

Amounts due to New Viacom
Accounts payable	$3.4	$2.7
Program rights	64.7	64.1
Other liabilities (Program rights, non-current)	41.2	43.4

Total amounts due to New Viacom	$109.3	$110.2

        In connection with the Separation, CBS Corp. and New Viacom entered into various agreements including the Separation Agreement, the Tax Matters Agreement and a transition services agreement.

            Separation Agreement.    The Separation Agreement identified assets transferred, liabilities assumed and contracts assigned to CBS Corp. by New Viacom and to New Viacom by CBS Corp. in the Separation, and described when and how these transfers, assumptions and assignments were to occur. Neither CBS Corp. nor New Viacom made any representations or warranties with respect to any aspect of their respective assets, liabilities or businesses. The Separation Agreement also set forth certain agreements between CBS Corp. and New Viacom with respect to the period following the Separation. The Separation Agreement was executed on December 19, 2005.

            Tax Matters Agreement.    The Tax Matters Agreement sets forth the responsibilities of each of CBS Corp. and New Viacom with respect to, among other things, liabilities for federal, state, local and foreign income taxes for periods before and including the merger, the preparation and filing of income tax returns for such periods, disputes with taxing authorities regarding income taxes for such periods and indemnification for income taxes that would become due if the merger were taxable.

            Transition Services Agreement.    In connection with the Separation Agreement, CBS Corp. provides New Viacom and New Viacom provides CBS Corp. with various support services for certain of their respective businesses including data center, payroll and uplink services for various periods subsequent to the date of Separation. No amounts have been reflected in the accompanying Consolidated Statements of Operations as the Separation occurred on December 31, 2005.

        Other Related Parties—The Company owned approximately 18% in Westwood One, Inc. ("Westwood One") as of December 31, 2005, which is accounted for as an equity investment. Most of CBS Radio's stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's radio programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and, in certain instances, shares in revenue from the sale by Westwood One of CBS Radio's programming. In addition, certain employees of CBS Radio serve as officers of Westwood One for which the Company receives a management fee. CBS Television also enters into programming agreements with Westwood One. Revenues from these arrangements were approximately $81.3 million, $82.6 million and $82.1 million in 2005, 2004 and 2003, respectively.

        The Company, through the normal course of business, is involved in transactions with other affiliated companies that have not been material in any of the periods presented.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Recent Pronouncements

        In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" ("SFAS 154"), a replacement of APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", effective for fiscal years beginning after December 15, 2005. SFAS 154 changes the requirements for the accounting and reporting of a voluntary change in accounting principle as well as the changes required by an accounting pronouncement which does not include specific transition provisions. The Company does not expect the implementation of SFAS 154 to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

        On April 14, 2005, the SEC issued a ruling that amended the effective date for implementing SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises SFAS No. 123 "Accounting for Stock-based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25 "Accounting for Stock Issues to Employees." SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on grant-date fair value of the award. That cost will be recognized over the vesting period during which an employee is required to provide service in exchange for the award. Effective January 1, 2006, the Company adopted SFAS 123R and, accordingly, will recognize compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant-date fair value of awards made prior to the adoption based on the fair values previously calculated for disclosure purposes. At December 31, 2005, the aggregate value of unvested options as determined using a Black-Scholes option valuation model was $83.0 million, which will be expensed over the remaining vesting period of these options.

        On March 8, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting of unvested stock options having an exercise price of $38.00 (not adjusted for the Share Conversion) or greater granted under the Company's 2000 and 1997 Long-Term Management Incentive Plans. Stock option awards granted from 1999 through 2004 are subject to this acceleration which was effective as of March 8, 2005. Since these options had exercise prices in excess of the then current market value and were not fully achieving their original objectives of incentive compensation and employee retention, the Company expected the acceleration to have a positive effect on employee morale, retention and perception of option value. The acceleration also eliminated future compensation expense the Company would otherwise recognize in its Consolidated Statements of Operations under SFAS 123R.

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

        Management conducted an evaluation of the effectiveness of the registrant's internal control over financial reporting as of December 31, 2005 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2005.

        Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CBS CORPORATION
By:	/s/ LESLIE MOONVES Leslie Moonves President Chief Executive Officer
By:	/s/ FREDRIC G. REYNOLDS Fredric G. Reynolds Executive Vice President Chief Financial Officer
By:	/s/ SUSAN C. GORDON Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CBS Corporation:

        We have completed integrated audits of CBS Corporation's December 31, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CBS Corporation and its subsidiaries (the "Company") at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted EITF Topic No. D-108, "Use of the Residual Method to Value Acquired Assets Other Than Goodwill", as of December 31, 2004, changing the method for valuing FCC licenses for purposes of impairment testing.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Statement of Responsibility For Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/S/    PRICEWATERHOUSECOOPERS LLP

New York, New York
March 16, 2006

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2005		2004		2003

Revenues		$14,536.4		$14,547.3		$13,554.5
Expenses:
Operating		8,671.8		8,643.6		8,165.4
Selling, general and administrative		2,699.4		2,552.5		2,376.1
Impairment charges (Note 3)		9,484.4		17,997.1		—
Depreciation and amortization		498.7		508.6		501.7

Total expenses		21,354.3		29,701.8		11,043.2

Operating income (loss)		(6,817.9)		(15,154.5)		2,511.3
Interest expense		(720.5)		(694.0)		(716.1)
Interest income		21.4		21.8		9.2
Other items, net		5.3		25.1		21.4

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies, minority interest and cumulative effect of accounting changes		(7,511.7)		(15,801.6)		1,825.8
Provision for income taxes		(808.1)		(608.9)		(726.5)
Equity in earnings (loss) of affiliated companies, net of tax		(1.5)		19.2		18.3
Minority interest, net of tax		(.5)		(.6)		(.7)

Net earnings (loss) from continuing operations before cumulative effect of accounting changes		(8,321.8)		(16,391.9)		1,116.9

Discontinued operations (Note 2):
Earnings from discontinued operations before income taxes		2,237.8		917.0		1,170.3
Income taxes, net of minority interest		(1,005.1)		(674.9)		(851.8)

Net earnings from discontinued operations		1,232.7		242.1		318.5

Net earnings (loss) before cumulative effect of accounting changes		(7,089.1)		(16,149.8)		1,435.4
Cumulative effect of accounting changes, net of minority interest and tax (Note 1)		—		(1,312.4)		(18.5)

Net earnings (loss)		$(7,089.1)		$(17,462.2)		$1,416.9

Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations before cumulative effect of accounting changes		$(10.54)		$(19.12)		$1.28
Net earnings from discontinued operations		$1.56		$.28		$.37
Net earnings (loss) before cumulative effect of accounting changes		$(8.98)		$(18.84)		$1.65
Cumulative effect of accounting changes		$—		$(1.53)		$(.02)
Net earnings (loss)		$(8.98)		$(20.37)		$1.62
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations before cumulative effect of accounting changes		$(10.54)		$(19.12)		$1.27
Net earnings from discontinued operations		$1.56		$.28		$.36
Net earnings (loss) before cumulative effect of accounting changes		$(8.98)		$(18.84)		$1.63
Cumulative effect of accounting changes		$—		$(1.53)		$(.02)
Net earnings (loss)		$(8.98)		$(20.37)		$1.61
Weighted average number of common shares outstanding:
Basic		789.7		857.2		872.0
Diluted		789.7		857.2		880.4
Dividends per common share	$	..56	$	..50	$	..24

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$1,655.3	$778.2
Receivables, less allowances of $147.7 (2005) and $152.6 (2004)	2,733.2	2,476.5
Inventory (Note 6)	976.3	749.7
Deferred tax assets, net (Note 12)	468.9	201.5
Prepaid expenses	212.3	163.8
Other current assets	669.9	680.8
Current assets of discontinued operations	79.6	2,443.0

Total current assets	6,795.5	7,493.5

Property and Equipment:
Land	500.8	506.4
Buildings	689.7	684.2
Capital leases	209.2	190.8
Advertising structures	1,528.1	1,492.5
Equipment and other	2,182.3	2,022.0

	5,110.1	4,895.9
Less accumulated depreciation and amortization	1,877.3	1,662.9

Net property and equipment	3,232.8	3,233.0

Inventory (Note 6)	1,884.4	1,839.7
Goodwill (Note 3)	18,904.3	28,253.3
Intangible assets (Note 3)	10,514.2	10,372.9
Other assets	1,575.8	1,405.1
Other assets of discontinued operations	122.6	15,404.8

Total Assets	$43,029.6	$68,002.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$596.4	$390.6
Accrued expenses	723.8	747.8
Accrued compensation	373.2	366.6
Participants' share, residuals and royalties payable	867.9	680.0
Program rights	862.4	731.5
Deferred income	292.4	294.9
Income taxes payable	84.2	172.9
Current portion of long-term debt (Note 9)	747.1	12.1
Other current liabilities	740.7	798.0
Current liabilities of discontinued operations	90.5	2,685.1

Total current liabilities	5,378.6	6,879.5

Long-term debt (Note 9)	7,153.2	9,351.5
Pension and postretirement benefit obligations (Note 13)	2,401.1	2,045.5
Deferred tax liabilities, net (Note 12)	2,115.1	1,791.8
Other liabilities	3,751.7	3,896.9
Other liabilities of discontinued operations	491.2	2,001.9
Commitments and contingencies (Note 14)
Minority interest	1.7	10.9
Stockholders' Equity:
CBS Corp. Class A Common Stock, par value $.001 per share; 375.0 shares authorized; 65.7 shares issued	.1	—
Former Viacom Class A Common Stock, par value $.02 per share; 375.0 shares authorized; 66.7 shares issued	—	1.3
CBS Corp. Class B Common Stock, par value $.001 per share; 5,000.0 shares authorized; 695.0 shares issued	.7	—
Former Viacom Class B Common Stock, $.02 per share 5,000.0 shares authorized; 868.9 shares issued	—	17.4
Additional paid-in capital	44,304.4	66,027.7
Retained deficit	(21,836.4)	(14,747.3)
Accumulated other comprehensive loss (Note 1)	(397.5)	(356.0)

	22,071.3	50,943.1
Less treasury stock, at cost	334.3	8,918.8

Total Stockholders' Equity	21,737.0	42,024.3

Total Liabilities and Stockholders' Equity	$43,029.6	$68,002.3

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2005	2004	2003

Operating Activities:
Net earnings (loss)	$(7,089.1)	$(17,462.2)	$1,416.9
Less: Net earnings from discontinued operations	1,232.7	242.1	318.5
Less: Cumulative effect of accounting changes, net of minority interest and tax	—	(1,312.4)	(18.5)

Net earnings (loss) from continuing operations before cumulative effect of accounting changes	(8,321.8)	(16,391.9)	1,116.9
Adjustments to reconcile net earnings (loss) from continuing operations before cumulative effect of accounting changes to net cash flow from operating activities:
Depreciation and amortization	498.7	508.6	501.7
Impairment charges	9,484.4	17,997.1	—
Equity compensation	31.8	—	—
Net gain on sale of investments	(44.0)	(45.3)	(2.7)
Equity in (earnings) loss of affiliated companies, net of tax	1.5	(19.2)	(18.3)
Distributions from affiliated companies	9.5	12.6	1.7
Minority interest, net of tax	.5	.6	.7
Amortization of deferred financing costs	8.4	9.8	10.0
Change in operating assets and liabilities:
(Increase) decrease in receivables	41.3	(129.9)	95.3
(Increase) decrease in inventory and related program and participation liabilities, net	(71.1)	95.4	(249.1)
(Increase) decrease in other assets	(191.9)	(189.6)	142.6
Increase (decrease) in accounts payable and accrued expenses	163.6	(270.2)	(480.6)
Increase in income taxes payable and net deferred tax liabilities	286.6	174.8	651.7
Decrease in deferred income	(6.8)	(41.7)	(151.3)
Other, net	18.9	(60.4)	(32.2)

Net cash flow provided by operating activities from continuing operations	1,909.6	1,650.7	1,586.4

Net cash flow provided by operating activities from discontinued operations	1,627.4	1,989.9	1,911.0

Net cash flow provided by operating activities	3,537.0	3,640.6	3,497.4

Investing Activities:
Acquisitions, net of cash acquired	(462.9)	(64.0)	(57.6)
Capital expenditures	(375.6)	(262.2)	(234.1)
Investments in and advances to affiliated companies	(29.5)	(3.4)	(16.8)
Special dividend received from New Viacom	5,400.0	—	—
Proceeds from dispositions	279.6	17.1	10.4
Proceeds from sale of investments	123.4	70.2	32.2
Other, net	(2.1)	(2.8)	(1.9)

Net cash flow provided by (used for) investing activities from continuing operations	4,932.9	(245.1)	(267.8)

Net cash flow used for investing activities from discontinued operations	(165.1)	(288.6)	(1,594.6)

Net cash flow provided by (used for) investing activities	4,767.8	(533.7)	(1,862.4)

Financing Activities:
Proceeds from exercise of stock options	317.5	119.6	245.2
Proceeds from issuance of notes and debentures	—	—	736.5
Repayments to banks, including commercial paper, net	(1.6)	(26.1)	(162.1)
Repayment of notes and debentures	(1,440.3)	(80.3)	(765.4)
Payment of capital lease obligations	(13.5)	(12.8)	(10.8)
Purchase of Company common stock	(5,562.6)	(2,503.3)	(945.1)
Dividends	(451.3)	(415.2)	(104.6)
Other, net	—	(.9)	—

Net cash flow used for financing activities from continuing operations	(7,151.8)	(2,919.0)	(1,006.3)

Net cash flow used for financing activities from discontinued operations	(425.9)	(110.4)	(409.4)

Net cash flow used for financing activities	(7,577.7)	(3,029.4)	(1,415.7)

Net increase in cash and cash equivalents	727.1	77.5	219.3
Cash and cash equivalents at beginning of year (includes $150.0 (2005), $293.1 (2004) and $197.0 (2003) of discontinued operations cash)	928.2	850.7	631.4

Cash and cash equivalents at end of year (includes $0 (2005), $150.0 (2004) and $293.1 (2003) of discontinued operations cash)	$1,655.3	$928.2	$850.7

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,

	2005		2004		2003

	Shares	Amount	Shares	Amount	Shares	Amount

Class A Common Stock:
Balance, beginning of year	66.7	$1.3	66.8	$1.3	68.7	$1.4
Conversion of A shares into B shares	—	—	(.1)	—	(1.9)	(.1)
Retirement of Treasury Stock	(1.0)	—	—	—	—	—
Change in par value to $.001	—	(1.2)	—	—	—	—

Balance, end of year	65.7	.1	66.7	1.3	66.8	1.3

Class B Common Stock:
Balance, beginning of year	868.9	17.4	865.4	17.3	858.0	17.1
Exercise of stock options	8.4	.2	3.4	.1	5.5	.1
Conversion of A shares into B shares	—	—	.1	—	1.9	.1
Retirement of Treasury Stock	(182.3)	(3.7)	—	—	—	—
Change in par value to $.001	—	(13.2)	—	—	—	—

Balance, end of year	695.0	.7	868.9	17.4	865.4	17.3

Additional Paid-In Capital:
Balance, beginning of year		66,027.7		65,840.3		65,597.8
Exercise of stock options, including tax benefit		423.9		170.5		322.6
Vesting of restricted stock units		31.8		—		—
Retirement of Treasury Stock		(14,021.8)		—		—
Dividends		(440.9)		—		—
Change in par value to $.001		14.4		—		—
Spin-off of New Viacom		(7,730.7)		—		—
Adjustments for stock options and share issuances from prior acquisitions		—		20.7		—
Reversal of deferred taxes attributable to accelerated stock options from prior acquisitions		—		(3.8)		(66.0)
Reduction of equity interest in subsidiary and affiliated companies		—		—		(14.1)

Balance, end of year		44,304.4		66,027.7		65,840.3

Retained Earnings (deficit):
Balance, beginning of year		(14,747.3)		3,141.9		1,934.0
Net earnings (loss)		(7,089.1)		(17,462.2)		1,416.9
Dividends		—		(427.0)		(209.0)

Balance, end of year		(21,836.4)		(14,747.3)		3,141.9

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year		(356.0)		(351.2)		(580.5)
Other comprehensive income (loss)		(41.5)		(4.8)		229.3

Balance, end of year		(397.5)		(356.0)		(351.2)

Treasury Stock, at cost:
Balance, beginning of year	112.9	(8,918.8)	64.9	(5,444.6)	53.3	(4,482.0)
Class B Common Stock purchased	79.6	(5,456.2)	34.2	(2,529.7)	11.8	(981.4)
Stock received for Blockbuster split-off	—	—	14.0	(963.0)	—	—
Issuance of stock for deferred compensation	(.2)	15.2	(.2)	18.5	(.2)	18.8
Retirement of Treasury Stock	(183.3)	14,025.5	—	—	—	—

Balance, end of year	9.0	(334.3)	112.9	(8,918.8)	64.9	(5,444.6)

Total Stockholders' Equity		$21,737.0		$42,024.3		$63,205.0

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS) (CONT'D)
(In millions)

	Year Ended December 31,

	2005		2004		2003

	Shares	Amount	Shares	Amount	Shares	Amount

Comprehensive Income (Loss):
Net earnings (loss)		$(7,089.1)		$(17,462.2)		$1,416.9

Other Comprehensive Income (Loss) from continuing operations, net of tax:
Minimum pension liability adjustment		(96.1)		(105.7)		42.6
Cumulative translation adjustments		54.7		71.2		64.7
Change in fair value of cash flow hedges		—		(.5)		(2.1)
Unrealized gain (loss) on securities		(22.4)		19.8		1.2
Reclassification adjustment for net realized (gains) losses		22.3		(18.1)		5.7

Total Other Comprehensive Income (Loss) from continuing operations, net of tax		(41.5)		(33.3)		112.1
Other Comprehensive Income from discontinued operations, net of tax		—		28.5		117.2

Total Other Comprehensive Income (Loss), net of tax		(41.5)		(4.8)		229.3

Total Comprehensive Income (Loss)		$(7,130.6)		$(17,467.0)		$1,646.2

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The Separation—The separation of former Viacom Inc. ("Former Viacom") into two publicly traded entities, CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") and new Viacom Inc. ("New Viacom") was completed on December 31, 2005 (the "Separation"). The Separation was accomplished pursuant to a merger in which a subsidiary of Former Viacom was merged with and into Former Viacom, with Former Viacom continuing as the surviving entity. On December 31, 2005, Former Viacom was renamed "CBS Corporation" and each outstanding share of Former Viacom class A common stock was converted into the right to receive .5 of a share of CBS Corporation class A common stock, $0.001 par value (Class A Common Stock"), and .5 of a share of New Viacom class A common stock and each outstanding share of Former Viacom class B common stock was converted into the right to receive .5 of a share of CBS Corporation class B common stock, $0.001 par value (Class B Common Stock") and .5 of a share of New Viacom class B common stock. As a result of the one share for .5 share conversion ("Share Conversion"), all Former Viacom share and per share data have been adjusted for all periods presented, unless otherwise indicated.

        The Separation is accounted for by the Company as a spin-off of New Viacom. Accordingly, the operations of New Viacom are presented as discontinued operations in the accompanying Consolidated Financial Statements for all periods presented. Included in discontinued operations, in the Consolidated Statements of Operations, are allocations of corporate expenses and Paramount Pictures corporate overhead including accounting, treasury, tax, legal, human resources, information systems and other services, to reflect the utilization of such shared services by New Viacom. These allocations were made using specific identification of costs, and allocation methodologies where specific identification was not determinable. In the opinion of management, the allocation methodologies are reasonable. The corporate expenses of CBS Corp. and New Viacom, operating as separate stand alone entities, may be different from those reflected in the Consolidated Statements of Operations. As a result of the Separation, all assets and liabilities of New Viacom were spun-off by the Company and therefore were not included in the Consolidated Balance Sheet at December 31, 2005. The assets and liabilities of the Company and New Viacom at December 31, 2005 were assigned to each company based upon specific identification of such assets and liabilities as stipulated under the terms of the Separation Agreement.

        Principles of Consolidation—The Consolidated Financial Statements include the accounts of CBS Corp. and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third party participating rights. The Company applies the guidelines set forth in Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R") in assessing its interests in variable interest entities to decide whether to consolidate that entity. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% but not a controlling interest, are accounted for under the equity method. Investments of 20% or less over which the Company has no significant influence are accounted for under the cost method. All significant intercompany transactions have been eliminated.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

        Cash and Cash Equivalents—Cash and cash equivalents consist of cash on hand and short-term (maturities of three months or less at the date of purchase) highly liquid investments.

        Inventory—The Company acquires rights to programming and produces programming to exhibit on its broadcast and cable networks, and broadcast television and radio stations. The costs incurred in acquiring and producing programs are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable, and the program is accepted and available for airing.

        Television product (which includes direct production costs, production overhead and acquisition costs) is stated at the lower of amortized cost or net realizable value. Television product costs are amortized, and estimated liabilities for residuals and participations are accrued, for an individual product based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues. Estimates for initial domestic syndication and basic cable revenues are not included in the estimated lifetime revenues of network series until such sales are probable. These estimates are periodically reviewed and adjustments, if any, will result in changes to amortization rates and estimated accruals for residuals and participations.

        Property and Equipment—Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives as follows:

Buildings (including capital leases)	20 to 40 years
Leasehold improvements	4 to 15 years
Advertising structures	5 to 20 years
Equipment and other (including capital leases)	3 to 20 years

        Depreciation expense, including capitalized lease amortization, was $402.8 million (2005), $424.6 million (2004) and $413.9 million (2003). Amortization expense related to capital leases was $16.6 million (2005), $14.0 million (2004) and $10.8 million (2003). Accumulated amortization of capital leases was $79.9 million at December 31, 2005 and $63.7 million at December 31, 2004.

        Impairment of Long-Lived Assets—The Company assesses long-lived assets and intangible assets, other than goodwill and intangible assets with indefinite lives, for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to their net carrying value. The amount of impairment loss, if any, will generally be measured by the difference between the net book value of the assets and the estimated fair value of the related assets.

        Investments in affiliated companies are reviewed for impairment on a quarterly basis by comparing their fair value to their respective carrying amounts each quarter. The Company determines the fair value of its public company investments by reference to their publicly traded stock price. With respect to private company investments, the Company makes its estimate of fair value by considering recent investee equity transactions, discounted cash flow analyses, estimates based on comparable public company operating cash flow multiples and in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred including the length of the time and the extent to which the market value has been below cost, the financial condition and near-term prospects of the issuer, the intent and ability of the Company to retain its investment in the issuer for a period of time

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

sufficient to allow for any anticipated recovery in market value, and other factors influencing the fair market value, such as general market conditions.

        Goodwill and Intangible Assets—In accordance with Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company's intangible assets are considered to have finite or indefinite lives and are allocated to various reporting units, which are generally consistent with or one level below the Company's reportable segments. Intangible assets with finite lives, which primarily consist of leasehold and franchise agreements, are generally amortized by the straight-line method over their estimated useful lives, which range from 5 to 40 years. Intangible assets with indefinite lives, which consist primarily of FCC licenses, and goodwill are no longer amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. If the carrying amount of goodwill or the intangible asset exceeds its fair value, an impairment loss is recognized as a non-cash charge. Such a charge could have a significant effect on reported net earnings.

        Discontinued Operations—The Consolidated Financial Statements of the Company present New Viacom, Famous Players and Blockbuster Inc. ("Blockbuster") as discontinued operations in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

        Businesses that have been previously disposed of by the Company prior to January 1, 2002, were accounted for as discontinued operations in accordance with Accounting Principles Board ("APB") Opinion No. 30. Assets and liabilities related to these businesses primarily include aircraft financing leases that are generally expected to liquidate in accordance with contractual terms.

        Revenue Recognition—Advertising revenues are recognized in the period during which advertising spots are aired. Subscriber fees for Showtime Networks are recognized in the period the service is provided. Revenues from the sale of outdoor advertising space are recognized ratably over the contract terms. Publishing revenues are recognized when merchandise is shipped.

        Television series initially produced for the networks and first-run syndication are generally licensed to domestic and international markets concurrently. The more successful series are later syndicated in domestic markets and sold in certain international markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production. Revenues arising from television license agreements are recognized in the period that the television series is available for telecast and therefore may cause fluctuations in operating results.

        Sales of Multiple Products or Services—The Company follows Emerging Issues Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables" for revenue recognition of revenues derived from a single contract that contains multiple products or services.

        Advertising—Advertising costs are expensed as incurred. The Company incurred total advertising expenses of $452.4 million (2005), $435.2 million (2004) and $384.2 million (2003).

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

CBS CORPORATION AND SUBSIDIARIES

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

        Provision for Doubtful Accounts—The provision for doubtful accounts charged to expense was $34.0 million (2005), $86.0 million (2004) and $44.4 million (2003).

        Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and restricted stock units ("RSUs") only in the periods in which such effect would have been dilutive. For the years ended December 31, 2005, 2004 and 2003, respectively, options to purchase 77.2 million, 81.2 million and 30.7 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the year ended December 31, 2005, 1.4 million RSUs were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. All Former Viacom share and per share data have been adjusted to reflect the Share Conversion

        The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

Year Ended December 31,	2005	2004	2003

Weighted average shares for basic EPS	789.7	857.2	872.0
Dilutive effect of shares issuable under stock-based compensation plans	—	—	8.4

Weighted average shares for diluted EPS	789.7	857.2	880.4

        Comprehensive Income (Loss)—As of December 31, 2005, the components of accumulated other comprehensive (loss) are net of the following tax (provision) benefits: $433.8 million for minimum pension liability adjustment and $(.7) million for unrealized gain on securities.

	Minimum Pension Liability Adjustment	Cumulative Translation Adjustments	Change in Fair Value of Cash Flow Hedges	Unrealized Gain (Loss) on Securities	Other Comprehensive Income (Loss) from Discontinued Operations	Accumulated Other Comprehensive Income (Loss)

At December 31, 2002	$(494.3)	$64.4	$2.6	$(7.5)	$(145.7)	$(580.5)
2003 Activity	42.6	64.7	(2.1)	6.9	117.2	229.3

At December 31, 2003	(451.7)	129.1	.5	(.6)	(28.5)	(351.2)
2004 Activity	(105.7)	71.2	(.5)	1.7	28.5	(4.8)

At December 31, 2004	(557.4)	200.3	—	1.1	—	(356.0)
2005 Activity	(96.1)	54.7	—	(.1)	—	(41.5)

At December 31, 2005	$(653.5)	$255.0	$—	$1.0	$—	$(397.5)

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

        Stock-based Compensation—On April 14, 2005, the SEC issued a ruling that amended the effective date for implementing SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises SFAS No. 123 "Accounting for Stock-based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25 "Accounting for Stock Issues to Employees." SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on grant-date fair value of the award. That cost will be recognized over the vesting period during which an employee is required to provide service in exchange for the award. Effective January 1, 2006, the Company adopted SFAS 123R and, accordingly, will recognize compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant-date fair value of awards made prior to the adoption based on the fair values previously calculated for disclosure purposes. At December 31, 2005, the aggregate value of unvested options as determined using a Black-Scholes option valuation model was $83.0 million, which will be expensed over the remaining vesting period of these options.

        Prior to the adoption of SFAS 123R the Company followed the disclosure-only provisions of SFAS 123. The Company applied APB Opinion No. 25 "Accounting for Stock Issued to Employees" and, accordingly, did not recognize compensation expense for the stock option grants because the Company typically does not issue options at exercise prices below market value at date of grant.

        On March 8, 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of unvested stock options having an exercise price of $38.00 (not adjusted for the Share Conversion) or greater granted under the Company's 2000 and 1997 Long-Term Management Incentive Plans. Stock option awards granted from 1999 through 2004 are subject to this acceleration which was effective as of March 8, 2005. Since these options had exercise prices in excess of the then current market value and were not fully achieving their original objectives of incentive compensation and employee retention, the Company expected the acceleration to have a positive effect on employee morale, retention and perception of option value. The acceleration also eliminated future compensation expense the Company would otherwise recognize in its Consolidated Statements of Operations under SFAS 123R. Incremental expense of $277 million (including $105.9 million in discontinued operations) associated with the acceleration was reflected in the first quarter 2005 proforma disclosure.

        The following table reflects the effect on net earnings (loss) from continuing operations and earnings (loss) per share from continuing operations if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. These pro forma effects may not be representative of future stock compensation expense since the estimated fair value of stock options on the

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

date of grant is amortized to expense over the vesting period, and the vesting of certain options was accelerated on March 8, 2005. See Note 11 for detailed assumptions.

Year Ended December 31,	2005	2004	2003

Net earnings (loss) from continuing operations before cumulative effect of accounting changes	$(8,321.8)	$(16,391.9)	$1,116.9
Option expense, net of tax	(238.6)	(227.3)	(146.1)

Net earnings (loss) from continuing operations before cumulative effect of accounting changes after option expense	$(8,560.4)	$(16,619.2)	$970.8

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations before cumulative effect of accounting changes	$(10.54)	$(19.12)	$1.28
Net earnings (loss) from continuing operations before cumulative effect of accounting changes after option expense	$(10.84)	$(19.39)	$1.11
Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations before cumulative effect of accounting changes	$(10.54)	$(19.12)	$1.27
Net earnings (loss) from continuing operations before cumulative effect of accounting changes after option expense	$(10.84)	$(19.39)	$1.10

        For the years ended December 31, 2005, 2004 and 2003, if the Company had applied the fair value recognition provision of SFAS 123, an additional expense of $140.9 million, $135.2 million and $106.8 million, respectively, would have been recognized in discontinued operations.

        Compensation expense for RSUs is determined based upon the market price of the share underlying the awards on the grant date and expensed over the vesting period. For the year ended December 31, 2005, the Company recorded pre-tax compensation expense of $32.5 million, including $14.7 million in discontinued operations, in the Consolidated Statements of Operations.

        Accounting Changes—Effective December 31, 2004, the Company adopted Emerging Issues Task Force Topic No. D-108 "Use of the Residual Method to Value Acquired Assets Other Than Goodwill" ("D-108"). D-108 requires companies who have applied the residual value method in the valuation of intangible assets for purposes of impairment testing to use the direct value method. As a result of the adoption, the Company recorded a charge of $2.18 billion ($1.31 billion net of tax), or $1.53 per share, to reduce the intangible asset balances attributable to its television stations' FCC licenses. This charge has been reflected as a cumulative effect of accounting change.

        For 2003, the cumulative effect of accounting changes, net of minority interest and tax, of $18.5 million, or $.02 per share, resulted from the adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations." The asset retirement obligation was $37.8 million and $36.6 million at December 31, 2005 and 2004, respectively.

        Derivative Instruments and Hedging Activities—SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133") requires all derivatives to be recorded on the balance sheet at fair value. SFAS 133 also established rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of the derivatives either be offset against the change in fair value of assets or liabilities through earnings, or be recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

        Recent Pronouncements—In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), a replacement of APB opinion No. 20, "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," effective for fiscal years beginning after December 15, 2005. SFAS 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle as well as the changes required by an accounting pronouncement which does not include specific transition provisions. The Company does not expect the implementation of SFAS 154 will have a significant impact on its combined financial position, results of operations or cash flow.

2) DISCONTINUED OPERATIONS

        On December 31, 2005, the Separation of Former Viacom into two publicly traded entities, CBS Corp. and New Viacom was completed. CBS Corp. has accounted for the Separation as a spin-off of New Viacom and accordingly, the results have been presented as a discontinued operation in the Company's Consolidated Financial Statements for all periods presented. Included within New Viacom's results were discontinued operations for Famous Players and Blockbuster. Famous Players, a Canadian-based theater chain, was sold for approximately $400 million in July 2005. Blockbuster was split-off from Former Viacom in 2004.

        The following tables set forth the detail of CBS Corp.'s net earnings (loss) from discontinued operations, which are comprised of both New Viacom's results from continuing operations and their discontinued businesses, Famous Players and Blockbuster. Additionally, Eliminations/Other includes eliminations between CBS Corp. and New Viacom, and aircraft financing leases that are generally expected to liquidate in accordance with contractual terms.

Year Ended December 31, 2005	New Viacom	Famous Players	Eliminations/ Other	Total

Revenues from discontinued operations	$9,609.6	$208.0	$(328.5)	$9,489.1

Earnings (loss) from discontinued operations	$2,327.7	$(25.1)	$16.3	$2,318.9
Loss on disposal of discontinued operations	—	(72.9)	—	(72.9)
Minority interest	(6.6)	(1.6)	—	(8.2)

	2,321.1	(99.6)	16.3	2,237.8
Income tax (provision) benefit, net of minority interest	(1,017.2)	52.7	(40.6)	(1,005.1)

Net earnings (loss) from discontinued operations	$1,303.9	$(46.9)	$(24.3)	$1,232.7

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31, 2004	New Viacom	Blockbuster	Famous Players	Eliminations/ Other	Total

Revenues from discontinued operations	$8,132.2	$4,528.9	$392.5	$(535.6)	$12,518.0

Earnings (loss) from discontinued operations	$2,204.2	$(1,404.2)	$(11.6)	$(86.0)	$702.4
Loss on disposal of discontinued operations	—	(38.2)	—	—	(38.2)
Minority interest	(4.7)	259.7	(2.2)	—	252.8

	2,199.5	(1,182.7)	(13.8)	(86.0)	917.0
Income tax (provision) benefit, net of minority interest	(806.6)	92.4	4.9	34.4	(674.9)

Net earnings (loss) from discontinued operations	$1,392.9	$(1,090.3)	$(8.9)	$(51.6)	$242.1

Year Ended December 31, 2003	New Viacom	Blockbuster	Famous Players	Eliminations/ Other	Total

Revenues from discontinued operations	$7,304.4	$5,911.7	$386.9	$(408.0)	$13,195.0

Earnings (loss) from discontinued operations	$1,938.0	$(878.8)	$1.0	$(43.8)	$1,016.4
Minority interest	(4.5)	160.0	(1.6)	—	153.9

	1,933.5	(718.8)	(.6)	(43.8)	1,170.3
Income tax (provision) benefit, net of minority interest	(786.1)	(83.6)	.2	17.7	(851.8)

Net earnings (loss) from discontinued operations	$1,147.4	$(802.4)	$(.4)	$(26.1)	$318.5

        The results of New Viacom include allocations of CBS Corp. corporate expenses and Paramount Pictures corporate overhead including accounting, treasury, tax, legal, human resources, information systems and other services, to reflect the utilization of such shared services by New Viacom. These allocations were made using specific identification of costs, assets and liabilities and reasonable allocation methodologies where specific identification was not determinable. Total corporate costs allocated to New Viacom, excluding separation costs, were approximately $162.0 million, $136.2 million and $112.6 million in 2005, 2004 and 2003, respectively, and are included in discontinued operations in the accompanying Consolidated Statements of Operations. In the opinion of management, the allocation methodologies are reasonable. The corporate expenses of CBS Corp. and New Viacom, operating as separate stand-alone entities, may be different from those reflected in the Consolidated Statements of Operations.

        Included in discontinued operations in 2004 and 2003 are non-cash impairment charges of $1.5 billion ($1.2 billion, net of minority interest and tax) and $1.3 billion ($1.0 billion, net of minority interest and tax), respectively, for the impairment of Blockbuster goodwill and other long-lived assets in accordance with SFAS 142 and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

        The following table presents the major classes of assets and liabilities of New Viacom and Famous Players:

At December 31, 2004	New Viacom	Famous Players	Eliminations/ Other	Total

Current assets (including cash and cash equivalents of $148.9 for New Viacom and $1.1 for Famous Players)	$2,611.7	$14.6	$(183.3)	$2,443.0
Goodwill	10,266.9	—	—	10,266.9
Other assets	4,786.8	325.7	25.4	5,137.9

Total Assets	$17,665.4	$340.3	$(157.9)	$17,847.8

Current liabilities (including debt of $53.4 for New Viacom, $.3 for Famous Players and $74.0 for Eliminations/Other)	$2,722.7	$62.9	$(100.5)	$2,685.1
Long-term debt	291.7	6.0	128.0	425.7
Other liabilities	1,405.3	19.3	151.6	1,576.2

Total Liabilities	$4,419.7	$88.2	$179.1	$4,687.0

        The Company's other discontinued operations primarily include aircraft financing leases that are generally expected to liquidate in accordance with contractual terms. The net liability of other discontinued operations is $379.5 million at December 31, 2005 and $431.1 million at December 31, 2004, which includes long-term debt of $153.2 million at December 31, 2005 and $202.0 million at December 31, 2004.

3) GOODWILL AND INTANGIBLE ASSETS

        For the year ended December 31, 2005, the changes in the book value of goodwill by segment were as follows:

	Balance at December 31, 2004	Acquisitions	Dispositions	Impairment	Other Adjustments(a)	Balance at December 31, 2005

Television	$14,639.3	$194.8	$(121.4)	$(6,437.4)	$260.5	$8,535.8
Radio	8,343.8	.1	(45.7)	(3,047.0)	(57.6)	5,193.6
Outdoor	4,600.1	19.4	(.9)	—	(126.6)	4,492.0
Parks/Publishing	670.1	—	—	—	12.8	682.9

Total	$28,253.3	$214.3	$(168.0)	$(9,484.4)	$89.1	$18,904.3

        (a)   Primarily includes foreign currency translation adjustments, purchase price allocations for acquisitions and certain tax-related purchase accounting adjustments.

        At December 31, 2005 and December 31, 2004, the Company had approximately $10.51 billion and $10.37 billion of intangible assets, respectively. Amortization expense relating to intangible assets was $95.9 million (2005), $84.0 million (2004) and $87.8 million (2003).

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

        The Company's intangible assets were as follows:

At December 31, 2005	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$807.7	$(327.5)	$480.2
Franchise agreements	507.4	(166.7)	340.7
Other intangible assets	220.2	(107.7)	112.5

Total intangible assets subject to amortization	1,535.3	(601.9)	933.4
FCC licenses	9,568.8	—	9,568.8
Trade names	12.0	—	12.0

Total intangible assets	$11,116.1	$(601.9)	$10,514.2

At December 31, 2004	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$775.0	$(275.5)	$499.5
Franchise agreements	480.5	(143.8)	336.7
Other intangible assets	191.4	(84.2)	107.2

Total intangible assets subject to amortization	1,446.9	(503.5)	943.4
FCC licenses	9,429.5	—	9,429.5

Total intangible assets	$10,876.4	$(503.5)	$10,372.9

        The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the next five succeeding years to be as follows:

	2006	2007	2008	2009	2010

Amortization expense	$93.7	$85.5	$84.2	$83.0	$79.4

        SFAS 142 requires the Company to perform an annual fair value-based impairment test of goodwill. The Company performed its annual impairment test as of October 31, 2005 concurrently with its annual budgeting process which begins in the fourth quarter each year. The first step of the test examines whether or not the book value of each of the Company's reporting units exceeds its fair value. If the book value for a reporting unit exceeds its fair value, the second step of the test is required to compare the implied fair value of that reporting unit's goodwill with the book value of the goodwill. The Company's reporting units are generally consistent with or one level below the operating segments underlying the reportable segments identified in Note 15. As a result of the 2005 annual impairment test, the Company recorded an impairment charge of $9.48 billion in the fourth quarter of 2005. The $9.48 billion reflects charges to reduce the carrying value of goodwill at the CBS Television reporting unit of $6.44 billion and the Radio reporting unit of $3.05 billion.

        During 2005, traded values decreased for both the television and radio broadcasting industries. Broadcast advertising spending is closely correlated to the U.S. economy, which has been negatively impacted by, among other things, higher interest rates and energy prices. In addition, a reduction in

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

advertising spending in certain business sectors led to a reduction in forecasted cash flows and long-term growth rates. As a result, the Company reduced its revenue, operating profit and cash flow projections for the CBS Television and Radio reporting units to reflect current market conditions.

        The estimated fair values of the CBS Television and Radio reporting units were computed principally based upon the present value of future cash flows (Discounted Cash Flow Method) and both the traded and transaction values of comparable businesses (Market Comparable Method). The Discounted Cash Flow Method and Market Comparable Method were weighted equally and resulted in substantially equal fair values.

        As a result of the impairment test performed for 2004, the Company recorded an impairment charge of $18.0 billion in the fourth quarter of 2004. The $18.0 billion reflected charges to reduce the carrying value of goodwill at the Radio segment of $10.94 billion and the Outdoor segment of $7.06 billion as well as a reduction of the carrying value of intangible assets of $27.8 million related to the FCC licenses at the Radio segment. Several factors have led to a reduction in forecasted cash flows and long-term growth rates for both the Radio and Outdoor reporting units. Radio and Outdoor both fell short of budgeted revenue and operating income growth targets in 2004. Competition from other advertising media, including Internet advertising and cable and broadcast television has reduced Radio and Outdoor growth rates. Also, the emergence of new competitors and technologies has necessitated a shift in management's strategy for the Radio and Outdoor businesses, including changes in composition of the sales force and operating management as well as increased levels of investment in marketing and promotion.

4) SEVERANCE CHARGES

        In 2005, a severance charge of $11.3 million was recorded in selling, general and administrative expenses in the Television segment for organizational changes at Showtime Networks.

        In 2004, the Company recorded severance charges of $28.1 million due to management changes. The severance charges were recorded in selling, general and administrative expenses in the Television segment for $10.4 million and in Corporate expenses for $17.7 million.

5) ACQUISITIONS AND DISPOSITIONS

        In January 2006, the Company announced its intention to divest Paramount Parks and to complete the divestiture in the second half of 2006.

        On January 5, 2006, the Company completed the acquisition of CSTV Networks, Inc., a cable network and online digital sports media company, for a purchase price of approximately $325 million, comprised of 10.2 million shares of CBS Corp. Class B Common Stock and $49 million in cash.

        During the fourth quarter of 2005, the Company acquired KIFR-FM, a San Francisco radio station, for approximately $95 million.

        During the second quarter of 2005, the Company acquired KOVR-TV, a Sacramento television station, for approximately $285.0 million.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

6) INVENTORY

At December 31,	2005	2004

Program rights	$2,054.4	$1,728.1
Television:
Released (including acquired film libraries)	682.2	681.8
In process and other	48.9	98.4
Publishing, primarily finished goods	68.2	64.0
Other	7.0	17.1

Total Inventory	2,860.7	2,589.4
Less current inventory	976.3	749.7

Total Non-Current Inventory	$1,884.4	$1,839.7

7) RELATED PARTIES

        National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as the Executive Chairman of the Board of Directors for both CBS Corp. and New Viacom.

        On October 28, 2004, Former Viacom entered into an agreement (the "NAIRI Agreement") with NAI and NAIRI, Inc. ("NAIRI"), a wholly-owned subsidiary of NAI, pursuant to which Former Viacom agreed to buy, and NAI and NAIRI agreed to sell, a number of shares of Class B Common Stock each month such that the ownership percentage of Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of purchases of shares of Former Viacom Common Stock under the $8.0 billion stock purchase program announced in October 2004. Pursuant to this agreement, Former Viacom recorded the purchase of 9.2 million shares of Former Viacom Class B Common Stock from NAIRI for $628.9 million in 2005. All Former Viacom share and per share data have been adjusted to reflect the Share Conversion. The Company does not currently anticipate making purchases under this stock purchase program during 2006.

        New Viacom.    CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with New Viacom. CBS Corp., through its Television segment, licenses its television products to New Viacom, primarily MTV Networks and BET.    In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of New Viacom, primarily Paramount Pictures. CBS Corp.'s total revenues from these transactions were $173.6 million, $378.2 million and $186.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Simon & Schuster and Paramount Parks are also involved in transactions with New Viacom that have not been material in any of the periods presented.

        CBS Corp., through Showtime Networks and CBS Television, purchases motion picture programming from New Viacom, primarily Paramount Pictures. The costs of these purchases are initially recorded as inventory and amortized over the life of the contract or projected useful life of the programming. Paramount Pictures also distributes certain television products on behalf of CBS Television in the home entertainment market. In addition, CBS Corp. places advertisements with various subsidiaries of New Viacom. The total purchases from these transactions were $154.9 million, $157.4 million and $221.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

        Transactions with New Viacom and its subsidiaries, through the normal course of business, are settled in cash. The following table presents the amounts due from or due to New Viacom and its subsidiaries in the normal course of business as reflected in CBS Corp.'s Consolidated Balance Sheets:

At December 31,	2005	2004

Amounts due from New Viacom
Receivables	$235.8	$204.5
Other assets (Receivables, non-current)	225.2	349.2

Total amounts due from New Viacom	$461.0	$553.7

Amounts due to New Viacom
Accounts payable	$3.4	$2.7
Program rights	64.7	64.1
Other liabilities (Program rights, non-current)	41.2	43.4

Total amounts due to New Viacom	$109.3	$110.2

        In connection with the Separation, CBS Corp. and New Viacom entered into various agreements including the Separation Agreement, the Tax Matters Agreement and a transition services agreement.

            Separation Agreement.    The Separation Agreement identified assets transferred, liabilities assumed and contracts assigned to CBS Corp. by New Viacom and to New Viacom by CBS Corp. in the Separation, and described when and how these transfers, assumptions and assignments were to occur. Neither CBS Corp. nor New Viacom made any representations or warranties with respect to any aspect of their respective assets, liabilities or businesses. The Separation Agreement also set forth certain agreements between CBS Corp. and New Viacom with respect to the period following the Separation. The Separation Agreement was executed on December 19, 2005.

            Tax Matters Agreement.    The Tax Matters Agreement sets forth the responsibilities of each of CBS Corp. and New Viacom with respect to, among other things, liabilities for federal, state, local and foreign income taxes for periods before and including the merger, the preparation and filing of income tax returns for such periods, disputes with taxing authorities regarding income taxes for such periods and indemnification for income taxes that would become due if the merger were taxable.

            Transition Services Agreement.    In connection with the Separation Agreement, CBS Corp. provides New Viacom and New Viacom provides CBS Corp. with various support services for certain of their respective businesses including data center, payroll and uplink services for various periods subsequent to the date of Separation. No amounts have been reflected in the accompanying Consolidated Statements of Operations as the Separation occurred on December 31, 2005.

        Other Related Parties—The Company owned approximately 18% in Westwood One, Inc. ("Westwood One") as of December 31, 2005, which is accounted for as an equity investment. Most of CBS Radio's stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's radio programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and, in certain instances, shares in revenue from the sale by Westwood One of CBS Radio's programming. In addition, certain employees of CBS Radio serve as officers of Westwood One for which the Company receives a management fee. CBS Television also enters

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

into programming agreements with Westwood One. Revenues from these arrangements were approximately $81.3 million, $82.6 million and $82.1 million in 2005, 2004 and 2003, respectively.

        The Company, through the normal course of business, is involved in transactions with other affiliated companies that have not been material in any of the periods presented.

8) INVESTMENTS IN AFFILIATED COMPANIES

        The Company accounts for its investments in affiliated companies over which the Company has significant influence or ownership of more than 20% but less than or equal to 50%, under the equity method. Such investments principally include but are not limited to the Company's interest in Quetzal (34% owned) and Sundance Channel (37% owned). Additionally, the Company owned approximately 18% in Westwood One, Inc. ("Westwood One") at December 31, 2005, which is accounted for as an equity investment. Certain employees of CBS Radio serve as officers of Westwood One resulting in significant influence over its operations.

        For equity investments, a difference typically exists between the initial investment and the proportionate share in the underlying net assets of the investee. The unamortized difference was $9.8 million at December 31, 2005 and $44.2 million at December 31, 2004.

        Based upon quoted market prices at December 31, 2005 and December 31, 2004, respectively, the aggregate market value of the Company's publicly traded investments was approximately $299.6 million and $612.6 million which was not below the total carrying value on the Consolidated Balance Sheet.

        During 2005, the Company sold its investment in MarketWatch.com for $101.5 million and recorded a gain on the sale of $65.6 million in "Other Items, net" in the Consolidated Statement of Operations. Also in 2005, the Company recorded non-cash charges of $67.9 million in "Other Items, net" and $20.7 million (net of tax) in "Equity in earnings (loss) of affiliated companies, net of tax" to reflect other-than-temporary declines in the market value of certain radio investments.

        At December 31, 2005 and 2004, respectively, the Company had $46.9 million and $92.3 million of cost investments that are included as a component of "Other assets" in the Consolidated Balance Sheets. At December 31, 2005 the mark-to-market adjustments in fair value for the publicly traded cost investments were $1.0 million, net of tax and were recorded as a decrease in accumulated other comprehensive income (loss).

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

9) BANK FINANCING AND DEBT

        Long-term debt consists of the following (a):

At December 31,	2005	2004

Notes payable to banks	$7.2	$5.9
7.15% Senior Notes due 2005	—	500.0
7.75% Senior Notes due 2005	—	952.5
6.40% Senior Notes due 2006	799.7	800.6
5.625% Senior Notes due 2007	703.0	725.0
7.70% Senior Notes due 2010	1,650.8	1,666.9
6.625% Senior Notes due 2011	996.2	995.5
8.625% Debentures due 2012	248.9	248.7
5.625% Senior Notes due 2012	599.4	599.3
8.875% Notes due 2014	98.6	101.8
7.625% Senior Debentures due 2016	199.3	199.2
4.625% Senior Notes due 2018	286.7	288.6
7.875% Debentures due 2023	224.1	229.0
7.125% Senior Notes due 2023 (b)	52.2	52.2
7.875% Senior Debentures due 2030	1,279.3	1,280.5
5.50% Senior Debentures due 2033	446.7	446.6
7.25% Senior Notes due 2051	335.0	335.0
Other notes	1.0	17.9
Obligations under capital leases	125.4	471.8

Total debt	8,053.5	9,917.0
Less other discontinued operations debt (Note 2)	153.2	553.4
Less current portion of long-term debt	747.1	12.1

Total long-term debt from continuing operations, net of current portion	$7,153.2	$9,351.5

(a)
Unless otherwise noted, the long-term debt instruments are issuances of CBS Corp. and are guaranteed by CBS Operations Inc. (formerly known as Viacom International, Inc.).
(b)
Issue of CBS Broadcasting Inc., a wholly owned subsidiary of CBS Corp., which is not guaranteed.

        The Company's total debt included, as of December 31, 2005 and December 31, 2004, respectively, (i) an aggregate unamortized premium of $31.8 million and $35.3 million and (ii) the net change in the carrying value of the debt relating to fair value hedges of $(8.5) million and $17.4 million.

        For the years ended December 31, 2005 and 2004, the following debt maturities, redemptions and repurchases occurred:

Debt Maturities

  May 20, 2005, 7.15% senior notes, $500.0 million
  June 1, 2005, 7.75% senior notes, $951.0 million

CBS CORPORATION AND SUBSIDIARIES

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

Debt Repurchases

        For the years ended December 31, 2005 and 2004, the Company repurchased approximately $21.2 million and $20.0 million of its debt, respectively.

        The Company's scheduled maturities of long-term debt at face value, including discontinued operations debt and excluding commercial paper and capital leases, outstanding at December 31, 2005 were as follows:

	2006	2007	2008	2009	2010	2011 and thereafter

Long-term debt	$804.6	$700.7	$.8	$.8	$1,637.7	$4,760.2

CBS Corp. Credit Agreement

         As of December 31, 2005, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"). The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the facility are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments. As of December 31, 2005, the remaining availability under the Credit Facility, net of outstanding letters of credit, was $2.72 billion.

        The Credit Facility contains covenants, which, among other things, require that the Company maintain a minimum interest coverage ratio. At December 31, 2005, the Company was in compliance with all covenants under the Credit Facility.

        The primary purpose of the Credit Facility is to support commercial paper borrowings. At December 31, 2005, the Company had no commercial paper borrowings under its $3.0 billion commercial paper program.

Accounts Receivable Securitization Programs

         As of December 31, 2005 and December 31, 2004, respectively, the Company had an aggregate of $550.0 million and $1.0 billion outstanding under revolving receivable securitization programs. The decrease reflects $450.0 million of securitized receivables that are attributable to the New Viacom program since the Separation. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable and debt on the Company's Consolidated Balance Sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from the programs were used to reduce outstanding

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs meet certain performance ratios. As of December 31, 2005, the Company was in compliance with the required ratios under the receivable securitization programs.

10) FINANCIAL INSTRUMENTS

        The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures and certain differences related to other financial instruments that are not significant. At December 31, 2005, the carrying value of the senior debt and senior subordinated debt was $7.9 billion and the fair value, which is estimated based on quoted market prices and includes accrued interest, was $8.6 billion.

        The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign exchange rates and interest rates. The Company does not hold or enter into financial instruments for speculative trading purposes. The foreign exchange hedging instruments used are spot, forward and option contracts. The foreign exchange contracts have principally been used to hedge the British Pound, the Euro, the Canadian Dollar, the Mexican Peso and the Australian Dollar. The Company designates forward contracts used to hedge future production costs as cash flow hedges. Additionally, the Company enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. The changes in fair value of the non-designated contracts are included in current period earnings as part of "Other items, net."

        All of the Company's long-term debt has been issued under fixed interest rate agreements. The Company has entered into fixed-to-floating rate swap agreements for a portion of this debt, which are designated as fair value hedges. These swaps expose the Company to movements in short-term interest rates. As of December 31, 2005, if all parties were to agree, the swaps could have been terminated by a net payment from the Company of approximately $9.3 million including accrued interest.

        At December 31, 2005, the Company was a party to the following outstanding fair value hedges:

  Interest rate swaps totaling $350 million in notional amount, which matured on January 30, 2006, and (i) received interest on $200 million at a weighted average rate of approximately 2.78% and paid interest based on three-month LIBOR in advance and (ii) received interest on $150 million at a weighted average rate of approximately 3.57% and paid interest based on six-month LIBOR in arrears.

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

  At December 31, 2005 and 2004, the Company did not have any interest rate cash flow hedges outstanding.

        At December 31, 2005, the notional value of all foreign exchange contracts was $221.4 million which represented hedges of underlying foreign currency balances and expected foreign currency cash flows. At December 31, 2004, the notional value of all foreign exchange contracts was $458.2 million, of which

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

$8.3 million related to the hedging of future production costs. The remaining $449.9 million represented hedges of underlying foreign currency balances, expected foreign currency cash flows and investment hedges.

        The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2005, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

11)  STOCKHOLDERS' EQUITY

        Separation—The separation of Former Viacom into two publicly traded entities, CBS Corp. and New Viacom was completed on December 31, 2005 (the "Separation"). The Separation was accomplished pursuant to a merger in which a subsidiary of Former Viacom was merged with and into Former Viacom, with Former Viacom continuing as the surviving entity. On December 31, 2005, Former Viacom was renamed "CBS Corporation" and each outstanding share of Former Viacom class A common stock was converted into the right to receive .5 of a share of CBS Corp. Class A Common Stock and .5 of a share of New Viacom class A common stock and each outstanding share of Former Viacom class B common stock was converted into the right to receive .5 of a share of CBS Corp. Class B Common Stock and .5 of a share of New Viacom class B common stock. As a result of the one share for .5 share conversion ("Share Conversion"), all Former Viacom share and per share data have been adjusted for all periods presented, unless otherwise indicated.

        At the time of the Separation, each of Class A Common Stock and Class B Common Stock was issued with par value of $.001 per share.

        In general, CBS Corp. Class A Common Stock and CBS Corp. Class B Common Stock have the same economic rights except voting rights. Holders of CBS Corp. Class A Common Stock are entitled to one vote per share with respect to all matters on which the holders of CBS Corp. common stock are entitled to vote. Holders of CBS Corp. Class B Common Stock do not have any voting rights, except as required by law.

        Treasury Stock—Immediately prior to the separation, each share of class A and class B common stock held by the Company as treasury stock was automatically canceled except 9.0 million shares held for benefit plans. As a result, the Company cancelled 1.0 million shares of class A common stock and 182.3 million shares of class B common stock.

        Stock Purchase Program—Under its stock purchase programs, Former Viacom purchased shares of its class B common stock for each of the years as follows: 79.6 million shares for $5.46 billion (2005), 34.2 million shares for $2.53 billion (2004) and 11.8 million shares for $981.4 million (2003).

        Dividends—During each of the four quarters of 2005 and 2004, Former Viacom declared dividends on its class A and class B common stock resulting in total dividends of $440.9 million in 2005 and $427.0 million in 2004. Dividend declarations in 2005 were recorded as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

        Conversion Rights—Holders of Class A Common Stock have the right to convert their shares to Class B Common Stock at any time. Conversions of Former Viacom's class A shares into class B shares for the years ended December 31, 2004 and 2003 were .1 million and 1.9 million shares, respectively. There were no conversions of class A shares into class B shares in 2005.

        Long-Term Incentive Plans—The Company has Long-Term Incentive Plans (the "Plans") under which stock options and RSUs were issued.

        The purpose of the Plans is to benefit and advance the interests of the Company by rewarding certain employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future. The Plans provide for awards of stock options, stock appreciation rights, restricted and unrestricted shares, restricted share units, phantom shares, dividend equivalents, performance awards and other equity-related awards and cash payments. The stock options and RSUs generally vest over a three-to five-year period from the date of grant. Options granted in 2005 generally expire eight years from the date of grant and options granted prior to 2005 expire ten years after the date of grant. The Company has reserved a total of 131,969,268 shares of CBS Corp. Class B Common Stock for future exercise of stock options and RSUs outstanding as of December 31, 2005.

        On the effective date of the Separation, all outstanding unexercised options to purchase shares of Former Viacom class B common stock and all outstanding unsettled RSUs of Former Viacom class B common stock held by an individual who was a current employee or director of Former Viacom immediately prior to the effective date was converted into options to purchase shares of class B common stock and RSUs of class B common stock, respectively, of the company to which the individual provided services immediately following the effective date. For certain individuals who will provide services to both companies immediately following the Separation, their Former Viacom Stock Options and RSUs will be converted such that they will receive an equal number of options and RSUs of CBS Corp. and New Viacom class B common stock. Options to purchase shares of Former Viacom class B common stock were converted in a manner designed to preserve their intrinsic value. RSUs were converted in a manner designed to preserve their fair value. To accomplish this, adjustments were made to the number of options and the option exercise prices, and the number of RSUs. As a result, each outstanding stock option to purchase shares of Former Viacom class B common stock and RSU of Former Viacom class B common stock held by an employee who continued to provide service to CBS Corp. after the Separation was converted into 1.273438 stock options to purchase shares of CBS Corp. Class B Common Stock and 1.273438 RSUs of CBS Corp. Class B Common Stock, respectively. Each outstanding stock option to purchase shares of Former Viacom class B common stock and RSU of Former Viacom class B common stock held by an employee who continued to provide service to New Viacom after the Separation was transferred to New Viacom and converted into .792802 stock options to purchase shares of New Viacom class B common stock and .792802 RSUs of New Viacom class B common stock, respectively. Additionally, each outstanding stock option to purchase shares of Former Viacom class B common stock and RSU of Former Viacom class B common stock held by an employee who continued to provide service to both CBS Corp. and New Viacom was converted to .488609 options to purchase shares of both CBS Corp. Class B Common Stock and New Viacom class B common stock and .488609 RSUs of both CBS Corp. Class B Common Stock and New Viacom class B common stock, respectively ("Stock Option and RSU Conversion").

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

        The following tables summarize the Company's stock option activity under the Plans. The options outstanding and weighted-average exercise prices in the "Historical" table reflect historical Former Viacom options and related weighted average exercise prices not adjusted for the Share Conversion and then giving effect to the Separation and Stock Option Conversion at December 31, 2005. The "After Share Conversion" table presents historical activities of Former Viacom options and related weighted average exercise prices retroactively giving effect to the one share for .5 share conversion. Accordingly, all option data was reduced by one-half and all corresponding per-share data was multiplied by two.

	Historical		After Share Conversion
	Options Outstanding	Weighted-Average Exercise Price	Options Outstanding	Weighted-Average Exercise Price

Balance at December 31, 2002	138,385,262	$37.13	69,192,631	$74.26

Granted	23,759,956	39.57	11,879,978	79,15
Exercised	(11,170,461)	22.01	(5,585,230)	44.03
Canceled	(3,565,898)	45.35	(1,782,950)	90.69

Balance at December 31, 2003	147,408,859	38.47	73,704,429	76.94

Granted	28,295,741	39.32	14,147,871	78.64
Exercised	(6,738,220)	17.74	(3,369,110)	35.49
Canceled	(6,546,556)	43.67	(3,273,278)	87.33

Balance at December 31, 2004	162,419,824	39.27	81,209,912	78.54

Granted	18,146,549	36.68	9,073,275	73.35
Exercised	(16,744,137)	18.95	(8,372,069)	37.90
Canceled	(9,348,044)	42.85	(4,674,022)	85.70

Balance at December 31, 2005—before Separation	154,474,192	40.95	77,237,096	81.90

Spin-off of New Viacom	(50,895,198)	40.67	(25,447,599)	81.34

Balance at December 31, 2005—before Stock Option Conversion	103,578,994	41.09	51,789,497	$82.17

Conversion to stock options to purchase CBS Corp. Class B Common Stock	26,550,984

Balance at December 31, 2005—after Stock Option Conversion	130,129,978	$32.29

        Stock options exercisable at year end were as follows:

December 31, 2003 (before Stock Option and RSU Conversion)	46,747,714
December 31, 2004 (before Stock Option and RSU Conversion)	53,774,247
December 31, 2005 (after Stock Option and RSU Conversion)	108,031,858

        The stock options and RSUs available for future grant under the Plans were as follows:

At December 31, 2003 (before Stock Option and RSU conversion)	18,011,822
At December 31, 2004 (before Stock Option and RSU conversion)	68,986,156
At December 31, 2005 (after Stock Option and RSU conversion)	96,274,034

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

        The weighted-average fair value of each option as of the grant date was $10.25, $17.95 and $18.49 in 2005, 2004 and 2003, respectively (not adjusted for the Share Conversion). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003

Expected dividend yield	.77%	.61%	.55%
Expected stock price volatility	24.11%	38.88%	39.54%
Risk-free interest rate	3.91%	4.09%	3.58%
Expected life of options (years)	5.5	7.3	6.8

        In anticipation of the adoption of SFAS 123R in January 2006, the Company reviewed and updated the methodology for determining certain Black Scholes assumptions during 2005 to be consistent with valuation methodologies prescribed by SFAS 123R. Accordingly, the volatility assumption, which was previously based on historical volatility, was determined using a combination of the historical volatility, implied volatility of traded options and forward looking estimates of volatility provided by third party financial institutions, based on traded options. The expected term was reduced slightly for 2005 based on the application of the simplified method provided in SEC Staff Accounting Bulletin No. 107. Additionally, the lower expected term also reflects the reduction in the term until expiration for 2005 grants to 8 years from 10 years as used in previous years.

        The following table summarizes information concerning outstanding and exercisable stock options to purchase CBS Corp. Class B Common Stock under the Plans at December 31, 2005. This information reflects the impact of the Separation as the number of options and the exercise price is shown after the Stock Option and RSU Conversion.

	Outstanding after Separation			Exercisable after Separation
Range of Exercise Price	Number of Options	Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price

$ 2 to 9.99	200,532.21		$9.37	200,532	$9.37
10 to 19.99	8,090,436	1.13	$14.58	8,090,436	$14.58
20 to 29.99	31,740,260	5.77	$27.08	12,968,300	$24.67
30 to 39.99	63,580,692	5.45	$32.41	60,254,532	$32.51
40 to 49.99	26,246,858	3.68	$43.73	26,246,858	$43.73
50 to 59.99	271,200	3.56	$54.51	271,200	$54.51

	130,129,978			108,031,858

        Beginning in 2005, the Company granted awards of RSUs to employees. Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the grant date and expensed over the vesting period. RSUs generally vest over a four year period, however, RSU awards granted to certain senior executives vest over a one year period based on the achievement of certain performance conditions. For the year ended December 31, 2005, the Company recorded pre-tax compensation expense of $32.5 million, including $14.7 million in discontinued operations, in the Consolidated Statement of Operations. During 2005, the Company granted 1.5 million RSUs, including .8 million held by future employees of CBS Corp. and .7 million held by future employees of New Viacom. At December 31, 2005, upon conversion to RSUs for CBS Corp. Class B Common Stock, there were 1.8 million RSUs outstanding at a weighted average grant date fair value of $29.30.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

12)  INCOME TAXES

        The U.S. and foreign components of earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies, minority interest and cumulative effect of accounting changes were as follows:

Year Ended December 31,	2005	2004	2003

United States	$(7,809.1)	$(16,042.7)	$1,677.5
Foreign	297.4	241.1	148.3

Total	$(7,511.7)	$(15,801.6)	$1,825.8

        The components of the provision for income taxes were as follows:

Year Ended December 31,	2005	2004	2003

Current:
Federal	$462.8	$299.8	$131.4
State and local	93.0	24.7	63.4
Foreign	78.3	41.1	33.1

	634.1	365.6	227.9
Deferred	174.0	243.3	498.6

Provision for income taxes	$808.1	$608.9	$726.5

        The equity in earnings (loss) of affiliated companies are shown net of tax on the Company's Consolidated Statements of Operations. The tax (provisions) benefits relating to earnings (loss) from equity investments in 2005, 2004, and 2003 were $1.0 million, ($13.0) million, and ($11.3) million, respectively, which represented an effective tax rate of 39.9%, 40.3%, and 38.2%.

        The 2004 cumulative effect of accounting change of $1.3 billion was net of a tax benefit of $871.3 million. The 2003 cumulative effect of accounting change of $18.5 million was net of a tax benefit of $11.5 million and net of minority interest.

        In 2005 and 2004, respectively, $106.6 million and $50.7 million of income tax benefit was recorded as a component of stockholders' equity as a result of exercised stock options.

        The difference between income taxes as expected at the U.S. federal statutory income tax rate of 35% and the provision for income taxes is summarized as follows:

Year Ended December 31,	2005	2004	2003

Taxes on income at U.S. federal statutory rate	$(2,629.1)	$(5,530.6)	$639.0
State and local taxes, net of federal tax benefit	94.9	(766.0)	83.4
Effect of foreign operations	8.0	(26.8)	.5
Impairment charges	3,298.6	7,066.3	—
Audit settlements	—	(128.4)	—
Realization of additional stock basis	—	(31.0)	—
Other, net	35.7	25.4	3.6

Total income taxes	$808.1	$608.9	$726.5

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

        The following is a summary of the components of the deferred tax accounts:

Year Ended December 31,	2005	2004

Deferred tax assets:
Provision for expense and losses	$921.0	$1,309.3
Postretirement and other employee benefits	1,039.6	843.7
Tax credit and loss carryforwards	256.0	256.8
Other	74.3	351.8

Total deferred tax assets	2,290.9	2,761.6
Valuation allowance	(127.7)	(198.8)

Net deferred tax assets	$2,163.2	$2,562.8

Deferred tax liabilities:
Property, equipment and intangible assets	$(3,697.7)	$(4,153.1)
Lease portfolio	(297.1)	(240.4)

Total deferred tax liabilities	$(3,994.8)	$(4,393.5)

Deferred tax liabilities, net	$(1,831.6)	$(1,830.7)

        At December 31, 2005 and 2004, respectively, the Company had net current deferred tax assets of $468.9 million and $201.5 million. At December 31, 2005 and 2004, respectively, the Company had non-current deferred income tax liabilities of $2,300.5 million and $2,032.2 million. The Company included in "Other liabilities of discontinued operations" in 2005 and 2004, respectively, non-current deferred income tax liabilities of $185.4 million and $240.4 million for its retained liabilities of discontinued business. For 2004, this item also included the deferred tax assets for New Viacom of $448.6 million.

        At December 31, 2005, the Company had net operating loss carryforwards for federal, state and local, and foreign jurisdiction of approximately $554.8 million, which expire in various years from 2007 through 2025, and capital loss carryforwards of $163.6 million which expire in 2009.

        The 2005 and 2004 deferred tax assets were reduced by a valuation allowance of $127.7 million and $198.8 million, respectively, principally relating to tax benefits of net operating losses which are not expected to be realized.

        The Company's share of the undistributed earnings of foreign subsidiaries not included in its consolidated federal income tax return that could be subject to additional income taxes if remitted was approximately $2.2 billion at December 31, 2005 and at December 31, 2004. No provision has been recorded for the U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to distribute only the portion of such earnings which would be offset by U.S. foreign tax credits, and intends to reinvest the remainder outside the U.S. indefinitely. For this portion it is not practicable to estimate the amount of such deferred taxes.

        The IRS is currently examining the years 2000 through 2003. The Company believes that adequate provision has been made for income taxes for all open periods through December 31, 2005.

13)  PENSION AND OTHER POSTRETIREMENT BENEFITS

        The Company and certain of its subsidiaries have principally non-contributory pension plans covering specific groups of employees. The benefits for certain plans are based primarily on an employee's years of

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

service and average pay near retirement. Benefits under other plans are based primarily on an employee's pay for each year that the employee participates in the plan. Participating employees are vested in the plans after five years of service. The Company's policy for all pension plans is to fund amounts in accordance with the Employee Retirement Income Security Act of 1974, the Internal Revenue code of 1986 and the applicable rules and regulations. Plan assets consist principally of equity securities, marketable bonds and U.S. government securities. The Company's Class B Common Stock represents approximately 2.2% and 2.3% of the plan assets' fair values at December 31, 2005 and 2004, respectively.

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

        The Company uses a December 31 measurement date for all pension and other postretirement benefit plans. The following table sets forth the change in benefit obligation for the Company's benefit plans:

	Pension Benefits		Postretirement Benefits
At December 31,
	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation, beginning of year	$5,428.1	$5,325.6	$1,249.9	$1,242.9
Service cost	39.2	36.2	2.4	2.3
Interest cost	296.1	300.9	68.8	71.6
Actuarial loss/(gain)	198.7	225.8	(134.3)	11.2
Benefits paid	(482.8)	(484.6)	(100.0)	(92.7)
Business combinations	—	8.0	—	—
Participants' contributions	.3	.2	11.3	14.6
Amendments	7.5	—	—	—
Cumulative translation adjustments	3.3	16.0	—	—

Benefit obligation, end of year	$5,490.4	$5,428.1	$1,098.1	$1,249.9

        The following table sets forth the change in plan assets for the Company's benefit plans:

	Pension Benefits		Postretirement Benefits
At December 31,
	2005	2004	2005	2004

Change in plan assets:
Fair value of plan assets, beginning of year	$4,287.0	$4,291.3	$98.5	$96.0
Actual return on plan assets	200.6	288.3	3.1	.8
Employer contributions	51.1	171.2	12.5	79.8
Benefits paid	(482.8)	(484.6)	(100.0)	(92.7)
Business combinations	—	5.5	—	—
Participants' contributions	.3	.2	11.3	14.6
Cumulative translation adjustments	5.2	15.1	—	—

Fair value of plan assets, end of year	$4,061.4	$4,287.0	$25.4	$98.5

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

        The accrued pension and postretirement costs recognized in the Company's Consolidated Balance Sheets were computed as follows:

	Pension Benefits		Postretirement Benefits
At December 31,
	2005	2004	2005	2004

Funded status	$(1,429.0)	$(1,141.1)	$(1,072.7)	$(1,151.4)
Unrecognized transition obligation	(.5)	.7	—	—
Unrecognized prior service cost (benefit)	16.4	9.6	(3.4)	(4.1)
Unrecognized actuarial loss	1,228.0	992.8	16.2	155.4

Accrued pension liability	$(185.1)	$(138.0)	$(1,059.9)	$(1,000.1)
Amounts recognized in the Consolidated Balance Sheets:
Accrued liability	$(1,341.2)	$(1,045.4)	$(1,059.9)	$(1,000.1)
Prepaid benefits cost	60.1	12.7	—	—
Intangible assets	8.7	11.0	—	—
Accumulated other comprehensive pre-tax loss(1)	1,087.3	883.7	—	—

Net liability recognized	$(185.1)	$(138.0)	$(1,059.9)	$(1,000.1)

(1)
Reflects a minimum liability increase of $203.6 million in 2005 and an increase of $169.5 million in 2004.

        The accumulated benefit obligation for all defined pension plans was $5,376.2 million and $5,302.9 million at December 31, 2005 and 2004, respectively.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets is set forth below:

At December 31,	2005	2004

Projected benefit obligation	$5,221.2	$5,361.2
Accumulated benefit obligation	$5,114.2	$5,235.3
Fair value of plan assets	$3,780.0	$4,200.9

        Net periodic cost for the Company's pension and postretirement benefit plans consists of the following:

	Pension Benefits			Postretirement Benefits
At December 31,
	2005	2004	2003	2005	2004	2003

Components of net periodic cost:
Service cost	$39.2	$36.2	$34.7	$2.4	$2.3	$2.1
Interest cost	296.1	300.9	323.5	68.8	71.6	79.8
Expected return on plan assets	(285.2)	(282.2)	(287.3)	(1.0)	(1.0)	(2.0)
Amortization of transition obligation	.1	.1	.1	—	—	—
Amortization of prior service cost	1.2	1.2	1.2	(.6)	(.5)	(.9)
Recognized actuarial loss	52.9	33.2	41.0	2.7	2.2	5.3

Net periodic cost	$104.3	$89.4	$113.2	$72.3	$74.6	$84.3

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.7%	5.7%	5.8%	5.8%
Rate of compensation increase	3.5%	3.5%	N/A	N/A
Weighted-average assumptions used to determine net periodic cost for years ended December 31:
Discount rate	5.7%	6.0%	5.8%	6.0%
Expected long-term return on plan assets	7.0%	7.0%	2.0%	2.0%
Rate of compensation increase	3.5%	3.5%	N/A	N/A

N/A—not applicable

        The discount rate reflects the rate at which the pension benefit obligations could effectively be settled. The Company determined the discount rate by projecting the plans expected future benefit payments as defined for the projected benefit obligation. Those projected benefit payments are used to construct a high quality bond portfolio with interest and principal payments that provide the cash flows necessary to meet the projected benefit payments. The projected benefit payments are discounted by the weighted average yield of the bond portfolio.

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

        In May 2004, FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2) in response to the Medicare Prescription Drug, Improvement Modernization Act of 2003. This Act is related to prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans. The effect of this federal subsidy was reflected in the accumulated postretirement benefit obligation as of December 31, 2005 assuming that the Company will continue to provide a prescription drug benefit to retirees that is at least actuarially equivalent to Medicare Part D and that the Company will receive the federal subsidy. The accumulated postretirement medical benefit obligations at December 31, 2005, decreased by approximately $127.0 million due to the effect of the federal subsidy.

        The following assumptions were also used in accounting for postretirement benefits:

	2005	2004

Projected health care cost trend rate for participants of age 65 and below	9.0%	9.0%
Projected health care cost trend rate for participants above age 65	10.0%	10.0%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate is achieved for participants of age 65 and below	2014	2013
Year ultimate trend rate is achieved for participants above age 65	2016	2015

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

        Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease

Effect on total of service and interest cost components	$3.5	$(3.2)
Effect on the accumulated postretirement benefit obligation	$42.7	$(37.3)

        The asset allocations for the Company's retirement benefit trusts for the qualified pension benefit plans are based upon an analysis of the timing and amount of projected benefit payments, the expected returns and risk of the asset classes and the correlation of those returns. The Company's largest retirement benefit trust, which accounted for 75% of assets at December 31, 2005 is invested approximately 75% in a diversified portfolio of high quality fixed income instruments with a duration that approximates the duration of the liabilities covered by that trust. The Company's other trusts are invested approximately 57% in equity securities and 43% in fixed income securities, including cash. All equity portfolios are diversified between U.S and non-U.S. equities and include small and large capitalization equities.

        The percentage of asset allocations of the Company's pension and postretirement benefit plans at December 31, 2005 and 2004, by asset category were as follows:

			Post Retirement Benefit Assets
Plan Assets at December 31,	Pension Assets
	2005	2004	2005	2004

Equity securities	32.6%	29.6%	—%	—%
Debt securities	62.5%	62.9%	18.5%	4.6%
Cash and other	4.9%	7.5%	81.5%	95.4%

Total	100.0%	100.0%	100.0%	100.0%

Future Benefit Payments

        The estimated future benefit payments are as follows:

	2006	2007	2008	2009	2010	2011-2015

Pension	$492.5	$486.2	$474.2	$466.3	$455.9	$2,069.3
Postretirement	$99.5	$102.8	$104.4	$105.0	$104.6	$475.2

        The Company expects to contribute $100 million to the pension plans and $74 million to its other postretirement benefit plans in 2006.

        The Company contributes to multi-employer plans that provide pension and health and welfare benefits to certain employees under collective bargaining agreements. The contributions to these plans were $31.5 million (2005) and $30.3 million (2004). In addition, the Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $37.4 million, $34.0 million and $31.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

14)  COMMITMENTS AND CONTINGENCIES

        The Company's commitments not recorded on the balance sheet primarily consist of programming and talent commitments, operating lease arrangements, purchase obligations for goods and services and guaranteed minimum franchise payments. These arrangements result from the Company's normal course of business and represent obligations that are payable over several years.

        Programming and talent commitments of the Company, estimated to aggregate approximately $14.16 billion as of December 31, 2005, included $9.89 billion for the acquisition of sports programming rights, $2.86 billion relating to television, radio, and film production and acquisitions and $897.8 million for talent contracts. A majority of such fees are payable over several years, as part of the normal course of business.

        The Company has long-term noncancelable operating lease commitments for office space and equipment, transponders, studio facilities and vehicles. The Company also enters into capital leases for satellite transponders. At December 31, 2005, future operating lease payments are estimated to aggregate $1.29 billion.

        The Company also has purchase obligations which include agreements to purchase goods or services in the future that totaled $281.3 million as of December 31, 2005.

        CBS Corp.'s outdoor advertising business has franchise rights entitling it to display advertising on media including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks, masts and stadium signage. Under most of these franchise agreements, the franchiser is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment.

        At December 31, 2005, minimum rental payments under noncancelable leases and minimum franchise payments are as follows:

	Leases		Guaranteed Minimum Franchise Payments
	Capital	Operating

2006	$21.2	$253.5	$405.7
2007	20.7	219.4	271.3
2008	17.9	186.7	241.2
2009	14.8	160.0	200.7
2010	14.8	96.6	150.8
2011 and thereafter	79.6	372.7	553.0

Total minimum payments	$169.0	$1,288.9	$1,822.7
Less amounts representing interest	(43.6)

Present value of net minimum payments	$125.4

        Future minimum operating lease payments have been reduced by future minimum sublease income of $15.5 million. Rent expense amounted to $334.3 million (2005), $313.2 million (2004) and $292.4 million (2003).

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

Guarantees

        In connection with the Separation, New Viacom has agreed to indemnify CBS Corp. with respect to obligations related to Blockbuster. Among those obligations are guarantees entered into by Former Viacom of certain Blockbuster store leases which aggregated approximately $352.9 million at December 31, 2005. Certain leases contain renewal options that can extend the primary lease term and remain covered by the guarantees. These guarantees are secured by a $150 million Blockbuster letter of credit.

        In connection with the July 2005 divestiture of Famous Players, New Viacom has agreed to indemnify CBS Corp. with respect to liabilities associated with Famous Players theater leases.

        In the fourth quarter of 2004, the Company sold its 50% equity interest in UCI, which operates movie theaters in Europe, Latin America and Asia. In connection with the separation, New Viacom has agreed to indemnify CBS Corp. with respect to liabilities associated with certain UCI theater leases. The guarantees entered into by Former Viacom totaled approximately $152.4 million at December 31, 2005 and are secured by bank guarantees provided by the buyer.

        New Viacom also owns a 50% interest in WF Cinema Holdings, L.P. and Grauman's Theatres, LLC and certain of their theater leases were guaranteed by Former Viacom. New Viacom has agreed to indemnify CBS Corp. with respect to obligations under these guarantees. These guarantees totaled approximately $10.0 million at December 31, 2005.

        Additionally, the Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $348.2 million at December 31, 2005 and are not recorded on the balance sheet as of December 31, 2005.

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

Legal Matters

        Shareholder Derivative Lawsuits and Demands.    Two shareholder derivative lawsuits, consolidated as In re Viacom Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions name each member of Former Viacom's Board of Directors, Messrs. Tom Freston and Leslie Moonves (each of whom were executive officers of Former Viacom), and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of Messrs. Redstone, Freston, and Moonves was excessive and unwarranted and challenging the independence of certain Former Viacom directors. Mr. Redstone is the Company's Executive Chairman of the Board of Directors and Founder and Mr. Moonves is the Company's President and Chief Executive Officer. Mr. Freston is New Viacom's President and Chief Executive Officer. Plaintiffs seek unspecified damages from the members of the Former Viacom Board of Directors for their alleged breach of fiduciary duties, disgorgement of the 2004 compensation paid to the officers of Former Viacom, equitable relief, and attorney fees and expenses. The Company moved to dismiss the complaints and oral argument was heard on February 16, 2006. No decision has been issued by the court. Any liabilities in this

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

matter adverse to the Company and/or New Viacom will be shared equally between the Company and New Viacom. The Company believes that the plaintiffs' positions in these actions are without merit and it intends to vigorously defend itself in the litigation.

        The Company has received shareholder demands seeking access to books and records of the Company relating to executive compensation paid to Sumner M. Redstone, Tom Freston and Leslie Moonves, accompanied by statements that such demands are in furtherance of an investigation of possible mismanagement, self-dealing and corporate waste by directors and officers of Former Viacom. Another shareholder demand seeking access to books and records relates to the compensation of Sumner M. Redstone and Mel Karmazin (former Chief Operating Officer of Former Viacom). One of the demands also seeks access to books and records of the Company relating to Sumner M. Redstone's acquisition of a controlling interest in Midway Games Inc. The Company intends to comply with all reasonable requests. Under the Separation Agreement between the Company and New Viacom, liabilities in connection with executive compensation claims relating to officers of Former Viacom are shared equally by the Company and New Viacom.

        Claims Related to Former Businesses: Asbestos, Environmental and Other.    The Company is a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred principally as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of the Company's products is the basis of a claim. Claims against the Company in which a product has been identified principally relate to exposures allegedly caused by asbestos-containing insulating material in turbines sold for power-generation, industrial and marine use, or by asbestos-containing grades of decorative micarta, a laminate used in commercial ships.

        Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2005, the Company had pending approximately 101,170 asbestos claims, as compared with approximately 112,140 as of December 31, 2004 and approximately 112,280 as of December 31, 2003. Of the claims pending as of December 31, 2005, approximately 70,910 were pending in state courts, 27,640 in federal courts and approximately 2,620 were third party claims. During 2005, the Company received approximately 11,470 new claims and closed or moved to an inactive docket approximately 22,440 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

        Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third party claims. The Company's total costs for the years 2005 and 2004 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $37.2 million and $58.4 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

        The Company from time to time receives claims from federal and state environmental regulatory agencies and other entities asserting that it is or may be liable for environmental cleanup costs and related damages principally relating to historical and predecessor operations of the Company. In addition, the Company from time to time receives personal injury claims including toxic tort and product liability claims (other than asbestos) arising from historical operations of the Company and its predecessors.

        On an ongoing basis, the Company defends itself in a multitude of lawsuits and proceedings and responds to various investigations and inquiries from federal, state and local authorities (collectively, "litigation"). Litigation is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the above-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. Under the Separation Agreement between the Company and New Viacom, New Viacom has agreed to defend and indemnify CBS Corp. in certain litigation in which CBS Corp. is named.

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

Year Ended December 31,	2005	2004	2003

Revenues:
Television	$9,325.2	$9,448.5	$8,680.5
Radio	2,114.8	2,096.1	2,097.6
Outdoor	1,949.3	1,880.2	1,748.3
Parks/Publishing	1,187.1	1,160.8	1,069.3
Eliminations	(40.0)	(38.3)	(41.2)

Total Revenues	$14,536.4	$14,547.3	$13,554.5

        Revenues generated between segments primarily reflect advertising sales. These transactions are recorded at fair market value as if the sales were to third parties and are eliminated in consolidation.

Year Ended December 31,	2005	2004	2003

Intercompany revenues:
Television	$5.3	$5.7	$6.6
Radio	17.3	19.3	20.1
Outdoor	17.4	13.3	14.5

Total Intercompany Revenues	$40.0	$38.3	$41.2

        The Company presents Segment Operating Income before depreciation and amortization and SFAS 142 impairment charges ("Segment OIBDA before SFAS 142 Impairment Charges") as the primary measure of profit and loss for its operating segments. The Company believes the presentation of Segment OIBDA before SFAS 142 Impairment Charges is relevant and useful for the investors because it allows investors to view segment performance in a manner similar to the method used by the Company's management and enhances their ability to understand the Company's operating performance.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2005	2004	2003

Segment OIBDA before SFAS 142 Impairment Charges:
Television	$1,824.7	$1,981.2	$1,656.5
Radio	925.0	948.2	1,002.4
Outdoor	469.9	453.9	423.8
Parks/Publishing	184.8	180.2	148.1
Corporate	(120.5)	(98.5)	(71.3)
Residual costs	(118.7)	(113.8)	(146.5)
SFAS 142 Impairment charges	(9,484.4)	(17,997.1)	—
Depreciation and amortization	(498.7)	(508.6)	(501.7)

Operating Income (Loss)	(6,817.9)	(15,154.5)	2,511.3
Interest expense	(720.5)	(694.0)	(716.1)
Interest income	21.4	21.8	9.2
Other items, net	5.3	25.1	21.4

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	(7,511.7)	(15,801.6)	1,825.8
Provision for income taxes	(808.1)	(608.9)	(726.5)
Equity in earnings (loss) of affiliated companies, net of tax	(1.5)	19.2	18.3
Minority interest, net of tax	(.5)	(.6)	(.7)

Net earnings (loss) from continuing operations before cumulative effect of accounting changes	(8,321.8)	(16,391.9)	1,116.9
Earnings from discontinued operations	2,237.8	917.0	1,170.3
Income taxes, net of minority interest	(1,005.1)	(674.9)	(851.8)

Net earnings from discontinued operations	1,232.7	242.1	318.5

Net earnings (loss) before cumulative effect of accounting change	(7,089.1)	(16,149.8)	1,435.4
Cumulative effect of accounting changes, net of minority interest and tax	—	(1,312.4)	(18.5)

Net Earnings (Loss)	$(7,089.1)	$(17,462.2)	$1,416.9

Year Ended December 31,	2005	2004	2003

Operating Income (Loss):
Television	$(4,791.5)	$1,807.5	$1,481.5
Radio	(2,154.1)	(10,023.5)	975.0
Outdoor	260.5	(6,824.5)	207.9
Parks/Publishing	117.6	111.2	77.5

Segment Total	(6,567.5)	(14,929.3)	2,741.9
Corporate	(131.7)	(111.4)	(84.1)
Residual costs	(118.7)	(113.8)	(146.5)

Total Operating Income (Loss)	$(6,817.9)	$(15,154.5)	$2,511.3

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2005	2004	2003

Depreciation and Amortization:
Television	$178.8	$173.7	$175.0
Radio	32.1	29.9	27.4
Outdoor	209.4	223.1	215.9
Parks/Publishing	67.2	69.0	70.6
Corporate	11.2	12.9	12.8

Total Depreciation and Amortization	$498.7	$508.6	$501.7

Year Ended December 31,	2005	2004	2003

Capital Expenditures:
Television	$197.2	$118.5	$115.6
Radio	37.7	38.2	14.1
Outdoor	68.4	56.5	58.1
Parks/Publishing	52.8	48.9	46.2
Corporate	19.5	.1	.1

Total Capital Expenditures	$375.6	$262.2	$234.1

        Information regarding the Company's consolidated revenues by type is as follows:

Revenues by Type
Year Ended December 31,	2005	2004	2003

Advertising sales	$10,415.7	$10,180.6	$9,403.7
Television license fees	1,277.2	1,622.1	1,583.0
Affiliate fees	992.1	968.5	959.3
Publishing	763.6	750.9	693.5
Parks operations	423.5	409.9	375.8
Other (a)	664.3	615.3	539.2

Total	$14,536.4	$14,547.3	$13,554.5

(a)
Other primarily includes revenues from home entertainment from television and cable product sales and royalties and fees.

At December 31,	2005	2004

Total Assets:
Television	$20,197.1	$26,126.9
Radio	11,088.9	14,313.6
Outdoor	7,151.7	7,262.6
Parks/Publishing	1,901.1	1,894.8
Corporate	2,565.0	1,984.8
Discontinued Operations	202.2	17,847.8
Eliminations	(76.4)	(1,428.2)

Total Assets	$43,029.6	$68,002.3

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

        Information regarding the Company's operations by geographic area is as follows:

Year Ended December 31,	2005	2004	2003

Revenues(a):
United States	$12,804.9	$12,929.6	$12,105.0
International	1,731.5	1,617.7	1,449.5

Total Revenues	$14,536.4	$14,547.3	$13,554.5

At December 31,	2005	2004

Long-lived Assets(b):
United States	$34,325.5	$57,250.4
International	1,553.0	2,660.7

Total Long-lived Assets	$35,878.5	$59,911.1

        Transactions within the Company between geographic areas are not significant.

(a)
Revenue classifications are based on customers' locations.
(b)
Reflects total assets from both continuing and discontinued operations less current assets, non-current deferred tax assets and investments in affiliated companies.

16)  OTHER ITEMS, NET

        For 2005, "Other items, net" of $5.3 million principally reflected a net gain of $86.2 million from the sale of investments and businesses, and foreign exchange gains of $10.9 million, partially offset by losses associated with securitizing trade receivables of $23.8 million and a non-cash charge of $67.9 million to reflect other-than-temporary declines in the market value of certain of the Company's radio investments.

        For 2004, "Other items, net" of $25.1 million principally reflected foreign exchange gains of $25.9 million and a net gain on the sale of investments and businesses of $32.5 million, partially offset by a non-cash charge of $21.7 million associated with other-than-temporary declines in the Company's investments and losses associated with securitizing trade receivables of $11.6 million.

        For 2003, "Other items, net" of $21.4 million principally consisted of foreign exchange gains of $14.8 million, net gains on the disposition of investments of $14.8 million and an insurance recoupment of $5.6 million partially offset by losses of $9.1 million associated with securitizing trade receivables and a non-cash charge of approximately $5.0 million associated with other-than-temporary declines in the market value of several investments.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

17) SUPPLEMENTAL CASH FLOW INFORMATION

Year Ended December 31,	2005	2004	2003

Cash paid for interest, net of amounts capitalized:
Continuing operations	$659.6	$613.2	$647.5
Discontinued operations	19.8	32.6	51.4

Total	$679.4	$645.8	$698.9
Cash paid for income taxes:
Continuing operations	$520.3	$416.6	$328.3
Discontinued operations	962.6	768.4	605.6

Total	$1,482.9	$1,185.0	$933.9
Non-cash investing and financing activities
Equipment acquired under capitalized leases for:
Continuing operations	$18.6	$48.0	$2.2
Discontinued operations	93.6	91.9	58.1

Total	$112.2	$139.9	$60.3
Fair value of assets acquired	$473.6	$112.1	$59.2
Fair value of liabilities assumed	(10.7)	(50.3)	(1.6)
Minority interest	—	2.2	—
Cash paid, net of cash acquired	(462.9)	(64.0)	(57.6)

Impact on stockholders' equity	$—	$—	$—

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

18) QUARTERLY FINANCIAL DATA (unaudited):

2005 (a)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter (b)		Total Year

Revenues:
Television		$2,395.1		$2,284.2		$2,154.9		$2,491.0		$9,325.2
Radio		462.8		566.5		542.0		543.5		2,114.8
Outdoor		429.1		499.3		493.5		527.4		1,949.3
Parks/Publishing		167.6		319.1		424.1		276.3		1,187.1
Eliminations		(6.8)		(11.4)		(11.7)		(10.1)		(40.0)

Total Revenues		$3,447.8		$3,657.7		$3,602.8		$3,828.1		$14,536.4

Segment OIBDA before SFAS 142 Impairment Charges:
Television		$412.0		$547.5		$421.0		$444.2		$1,824.7
Radio		197.2		280.5		232.6		214.7		925.0
Outdoor		69.3		134.9		118.2		147.5		469.9
Parks/Publishing		(3.9)		32.9		115.3		40.5		184.8
Corporate		(18.9)		(26.8)		(36.3)		(38.5)		(120.5)
Residual costs		(29.7)		(29.6)		(29.7)		(29.7)		(118.7)
SFAS 142 impairment charges		—		—		—		(9,484.4)		(9,484.4)
Depreciation and amortization		(120.9)		(122.3)		(124.0)		(131.5)		(498.7)

Operating Income (Loss)		$505.1		$817.1		$697.1		$(8,837.2)		$(6,817.9)

Operating Income (Loss):
Television		$370.2		$505.5		$376.0		$(6,043.2)		$(4,791.5)
Radio		189.5		272.9		225.2		(2,841.7)		(2,154.1)
Outdoor		16.5		81.7		65.9		96.4		260.5
Parks/Publishing		(19.8)		16.0		98.2		23.2		117.6
Corporate		(21.6)		(29.4)		(38.5)		(42.2)		(131.7)
Residual costs		(29.7)		(29.6)		(29.7)		(29.7)		(118.7)

Total Operating Income (Loss)		$505.1		$817.1		$697.1		$(8,837.2)		$(6,817.9)

Net earnings (loss) from continuing operations		$225.0		$387.5		$305.7		$(9,240.0)		$(8,321.8)
Net earnings (loss)		$585.0		$753.8		$708.5		$(9,136.4)		$(7,089.1)
Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations		$.28		$.48		$.39		$(12.13)		$(10.54)
Net earnings (loss)		$.72		$.94		$.90		$(12.00)		$(8.98)
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations		$.28		$.48		$.39		$(12.13)		$(10.54)
Net earnings (loss)		$.72		$.94		$.90		$(12.00)		$(8.98)
Dividends per common share	$	..14	$	..14	$	..14	$	..14	$	..56
Weighted average number of common shares outstanding:
Basic		812.5		800.1		785.1		761.6		789.7
Diluted		817.7		804.5		789.0		761.6		789.7

(a)
The Separation of Former Viacom into two publicly traded entities, CBS Corp. and New Viacom, was completed on December 31, 2005. Each outstanding share of Former Viacom common stock was converted into .5 of a share of CBS Corp. Common Stock and .5 of a share of New Viacom common stock, and as a result, all share and per share data of Former Viacom have been adjusted for all periods presented. CBS Corp. has accounted for the Separation as a spin-off of New Viacom, and accordingly, the results of New Viacom have been presented as discontinued operation in CBS Corp.'s Consolidated Financial Statements for all periods presented. Included with New Viacom's results were discontinued operations for Famous Players.

(b)
As described in Note 3 to the Company's Consolidated Financial Statements, the Company recorded a non-cash impairment charge of $9.48 billion (9.46 billion, net of tax), or $12.42 per diluted share in the fourth quarter of 2005, related to the reductions of the carrying amount of goodwill of Television and Radio to their respective estimated fair values.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

2004(a)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter(b)(c)		Total Year

Revenues:
Television		$2,502.0		$2,286.8		$2,202.8		$2,456.9		$9,448.5
Radio		455.1		561.3		529.3		550.4		2,096.1
Outdoor		403.3		484.0		478.7		514.2		1,880.2
Parks/Publishing		158.8		332.6		428.7		240.7		1,160.8
Eliminations		(6.7)		(7.5)		(10.7)		(13.4)		(38.3)

Total Revenues		$3,512.5		$3,657.2		$3,628.8		$3,748.8		$14,547.3

Segment OIBDA before SFAS 142 Impairment Charges:
Television		$432.7		$632.7		$508.1		$407.7		$1,981.2
Radio		206.5		275.0		228.7		238.0		948.2
Outdoor		68.0		134.1		114.4		137.4		453.9
Parks/Publishing		—		44.2		110.7		25.3		180.2
Corporate		(13.5)		(38.1)		(20.4)		(26.5)		(98.5)
Residual costs		(28.4)		(28.5)		(28.5)		(28.4)		(113.8)
SFAS 142 impairment charges		—		—		—		(17,997.1)		(17,997.1)
Depreciation and amortization		(124.6)		(130.2)		(127.0)		(126.8)		(508.6)

Operating Income (Loss)		$540.7		$889.2		$786.0		$(17,370.4)		$(15,154.5)

Operating Income (Loss):
Television		$390.4		$588.1		$465.7		$363.3		$1,807.5
Radio		199.2		266.5		221.9		(10,711.1)		(10,023.5)
Outdoor		13.8		77.6		57.6		(6,973.5)		(6,824.5)
Parks/Publishing		(17.5)		26.8		92.8		9.1		111.2
Corporate		(16.8)		(41.3)		(23.5)		(29.8)		(111.4)
Residual costs		(28.4)		(28.5)		(28.5)		(28.4)		(113.8)

Total Operating Income (Loss)		$540.7		$889.2		$786.0		$(17,370.4)		$(15,154.5)

Net earnings (loss) from continuing operations before cumulative effect of accounting change		$263.8		$444.3		$424.5		$(17,524.5)		$(16,391.9)
Net earnings (loss) before cumulative effect of accounting change		$710.5		$753.8		$(487.6)		$(17,126.5)		$(16,149.8)
Net earnings (loss)		$710.5		$753.8		$(487.6)		$(18,438.9)		$(17,462.2)
Basic earnings (loss) per common share
Net earnings (loss) from continuing operations before cumulative effect of accounting change		$.30		$.52		$.49		$(20.90)		$(19.12)
Net earnings (loss) before cumulative effect of accounting change		$.82		$.87		$(.57)		$(20.43)		$(18.84)
Net earnings (loss)		$.82		$.87		$(.57)		$(21.99)		$(20.37)
Diluted earnings (loss) per common share
Net earnings (loss) from continuing operations before cumulative effect of accounting change		$.30		$.51		$.49		$(20.90)		$(19.12)
Net earnings (loss) before cumulative effect of accounting change		$.81		$.87		$(.56)		$(20.43)		$(18.84)
Net earnings (loss)		$.81		$.87		$(.56)		$(21.99)		$(20.37)
Dividends per common share	$	..12	$	..12	$	..12	$	..14	$	..50
Weighted average number of common shares outstanding:
Basic		865.5		862.1		862.8		838.5		857.2
Diluted		872.3		868.0		867.4		838.5		857.2

(a)
The Separation of Former Viacom into two publicly traded entities, CBS Corp. and New Viacom, was completed on December 31, 2005. Each outstanding share of Former Viacom common stock was converted into .5 of a share of CBS Corp. Common Stock and .5 of a share of New Viacom common stock, and as a result, all share and per share data of Former Viacom have been adjusted for all periods presented. CBS Corp. has accounted for the Separation as a spin-off of New Viacom, and accordingly, the results of New Viacom have been presented as discontinued operations in CBS Corp.'s Consolidated Financial Statements for all periods presented. Included within New Viacom's results were discontinued operations for Famous Players and Blockbuster.

(b)
As described in Note 3 to the Company's Consolidated Financial Statements, the Company recorded a non-cash impairment charge of $18.0 billion ($17.89 billion, net of tax), or $21.33 per diluted share in the fourth quarter of 2004, related to the reductions of the carrying amount of goodwill and intangible assets of Radio and Outdoor to their respective estimated fair values.

(c)
As described in Note 1 to the Company's Consolidated Financial Statements, the Company recorded a charge of $2.18 billion ($1.31 billion, net of tax) to reduce intangible asset balances attributable to its television stations' FCC licenses as a cumulative effect of accounting change.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

19) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        CBS Operations Inc. is a wholly owned subsidiary of the Company. CBS Operations Inc. has fully and unconditionally guaranteed CBS Corp.'s senior debt securities (See Note 9). The following condensed consolidating financial statements present the results of operations, financial position and cash flows of CBS Corp., CBS Operations Inc. (formerly known as Viacom International Inc.), the direct and indirect Non-Guarantor Affiliates of CBS Corp. and CBS Operations Inc., and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Statement of Operations For the Year Ended December 31, 2005
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$185.8	$64.3	$14,286.3	$—	$14,536.4

Expenses:
Operating	88.8	43.8	8,539.2	—	8,671.8
Selling, general and administrative	155.6	151.5	2,393.4	(1.1)	2,699.4
Impairment charge	—	—	9,484.4	—	9,484.4
Depreciation and amortization	5.0	5.8	487.9	—	498.7

Total expenses	249.4	201.1	20,904.9	(1.1)	21,354.3

Operating loss	(63.6)	(136.8)	(6,618.6)	1.1	(6,817.9)
Interest income (expense), net	(812.4)	(193.9)	307.2	—	(699.1)
Other items, net	51.9	(2.0)	42.4	(87.0)	5.3

Loss from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	(824.1)	(332.7)	(6,269.0)	(85.9)	(7,511.7)
Benefit (provision) for income taxes	328.8	132.7	(1,269.6)	—	(808.1)
Equity in earnings (loss) of affiliated companies, net of tax	(6,664.9)	(637.1)	1.0	7,299.5	(1.5)
Minority interest, net of tax	—	—	(.5)	—	(.5)

Net loss from continuing operations	(7,160.2)	(837.1)	(7,538.1)	7,213.6	(8,321.8)
Net earnings (loss) from discontinued operations	71.1	2,082.3	(939.1)	18.4	1,232.7

Net earnings (loss)	$(7,089.1)	$1,245.2	$(8,477.2)	$7,232.0	$(7,089.1)

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Year Ended December 31, 2004
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$209.5	$62.1	$14,275.7	$—	$14,547.3

Expenses:
Operating	87.0	66.0	8,490.6	—	8,643.6
Selling, general and administrative	152.1	117.0	2,283.4	—	2,552.5
Impairment charge	—	—	17,997.1	—	17,997.1
Depreciation and amortization	5.0	7.7	495.9	—	508.6

Total expenses	244.1	190.7	29,267.0	—	29,701.8

Operating loss	(34.6)	(128.6)	(14,991.3)	—	(15,154.5)
Interest income (expense), net	(759.2)	(197.9)	284.9	—	(672.2)
Other items, net	10.0	1.0	154.1	(140.0)	25.1

Loss from continuing operations before income taxes, equity in earnings (loss) of affiliated companies, minority interest and cumulative effect of accounting change	(783.8)	(325.5)	(14,552.3)	(140.0)	(15,801.6)
Benefit (provision) for income taxes	312.7	134.1	(1,055.7)	—	(608.9)
Equity in earnings (loss) of affiliated companies, net of tax	(16,991.1)	(150.2)	(5.7)	17,166.2	19.2
Minority interest, net of tax	—	—	(.6)	—	(.6)

Net loss from continuing operations before cumulative effect of accounting change	(17,462.2)	(341.6)	(15,614.3)	17,026.2	(16,391.9)
Net earnings (loss) from discontinued operations	—	1,097.1	(801.2)	(53.8)	242.1

Net earnings (loss) before cumulative effect of accounting change	(17,462.2)	755.5	(16,415.5)	16,972.4	(16,149.8)
Cumulative effect of accounting change, net of minority interest and tax	—	—	(1,312.4)	—	(1,312.4)

Net earnings (loss)	$(17,462.2)	$755.5	$(17,727.9)	$16,972.4	$(17,462.2)

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Year Ended December 31, 2003
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$195.4	$53.4	$13,305.7	$—	$13,554.5

Expenses:
Operating	84.3	61.8	8,019.3	—	8,165.4
Selling, general and administrative	183.8	92.1	2,100.2	—	2,376.1
Depreciation and amortization	5.3	5.4	491.0	—	501.7

Total expenses	273.4	159.3	10,610.5	—	11,043.2

Operating income (loss)	(78.0)	(105.9)	2,695.2	—	2,511.3
Interest income (expense), net	(729.9)	(198.8)	221.8	—	(706.9)
Other items, net	(15.5)	9.3	77.3	(49.7)	21.4

Earnings (loss) from continuing operations before income taxes, equity in earnings of affiliated companies, minority interest and cumulative effect of accounting change	(823.4)	(295.4)	2,994.3	(49.7)	1,825.8
Benefit (provision) for income taxes	328.6	127.0	(1,182.1)	—	(726.5)
Equity in earnings of affiliated companies, net of tax	1,911.7	197.8	17.9	(2,109.1)	18.3
Minority interest, net of tax	—	—	(.7)	—	(.7)

Net earnings from continuing operations before cumulative effect of accounting change	1,416.9	29.4	1,829.4	(2,158.8)	1,116.9
Net earnings (loss) from discontinued operations	—	944.0	(633.4)	7.9	318.5

Net earnings before cumulative effect of accounting change	1,416.9	973.4	1,196.0	(2,150.9)	1,435.4
Cumulative effect of accounting change, net of minority interest and tax	—	(3.3)	(15.2)	—	(18.5)

Net earnings	$1,416.9	$970.1	$1,180.8	$(2,150.9)	$1,416.9

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2005

	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$1,153.0	$—	$502.3	$—	$1,655.3
Receivables, net	40.1	17.0	2,676.1	—	2,733.2
Inventory	7.0	7.4	961.9	—	976.3
Prepaid expenses and other current assets	143.3	70.3	1,151.7	(14.2)	1,351.1
Current assets of discontined operations	79.6	—	—	—	79.6

Total current assets	1,423.0	94.7	5,292.0	(14.2)	6,795.5

Property and equipment	51.0	30.8	5,028.3	—	5,110.1
Less accumulated depreciation and amortization	14.1	15.0	1,848.2	—	1,877.3

Net property and equipment	36.9	15.8	3,180.1	—	3,232.8

Inventory	11.6	52.2	1,820.6	—	1,884.4
Goodwill	100.3	63.0	18,741.0	—	18,904.3
Intangible assets	—	—	10,514.2	—	10,514.2
Investments in consolidated subsidiaries	36,344.9	4,011.6	—	(40,356.5)	—
Other assets	143.6	23.2	1,409.0	—	1,575.8
Other assets of discontinued operations	122.6	—	—	—	122.6

Total Assets	$38,182.9	$4,260.5	$40,956.9	$(40,370.7)	$43,029.6

Liabilities and Stockholders' Equity
Accounts payable	$1.9	$119.1	$475.4	$—	$596.4
Accrued expenses and other	534.8	100.0	2,456.4	(14.5)	3,076.7
Participants' share, residuals and royalties payable	—	5.6	862.3	—	867.9
Current portion of long-term debt	729.5	—	17.6	—	747.1
Current liabilities of discontinued operations	72.5	14.1	3.9	—	90.5

Total current liabilities	1,338.7	238.8	3,815.6	(14.5)	5,378.6

Long-term debt	7,037.2	—	116.0	—	7,153.2
Other liabilities	2,456.3	890.5	4,920.9	.2	8,267.9
Other liabilities of discontinued operations	507.6	—	(16.4)	—	491.2
Intercompany payables	1,387.8	(4,954.4)	(9,190.4)	12,757.0	—
Minority interest	—	—	1.7	—	1.7
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	44,217.4	—	61,434.8	(61,347.8)	44,304.4
Retained earnings (deficit)	(17,898.5)	8,080.8	(21,616.6)	9,597.9	(21,836.4)
Accumulated other comprehensive income (loss)	(530.1)	(118.0)	227.2	23.4	(397.5)

	25,789.6	8,085.6	41,309.5	(53,113.4)	22,071.3
Less treasury stock, at cost	334.3	—	—	—	334.3

Total Stockholders' Equity	25,455.3	8,085.6	41,309.5	(53,113.4)	21,737.0

Total Liabilities and Stockholders' Equity	$38,182.9	$4,260.5	$40,956.9	$(40,370.7)	$43,029.6

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2004

	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$569.2	$.4	$208.6	$—	$778.2
Receivables, net	45.1	17.8	2,697.6	(284.0)	2,476.5
Inventory	8.2	7.6	874.4	(140.5)	749.7
Prepaid expenses and other current assets	75.4	52.3	924.2	(5.8)	1,046.1
Current assets of discontinued operations	50.7	1,032.7	1,361.9	(2.3)	2,443.0

Total current assets	748.6	1,110.8	6,066.7	(432.6)	7,493.5

Property and equipment	51.6	25.1	4,819.2	—	4,895.9
Less accumulated depreciation and amortization	10.5	16.0	1,636.4	—	1,662.9

Net property and equipment	41.1	9.1	3,182.8	—	3,233.0

Inventory	14.4	59.2	1,778.3	(12.2)	1,839.7
Goodwill	100.3	63.0	28,090.0	—	28,253.3
Intangible assets	—	—	10,374.7	(1.8)	10,372.9
Investments in consolidated subsidiaries	50,737.5	11,891.7	—	(62,629.2)	—
Other assets	179.8	6.5	1,502.2	(283.4)	1,405.1
Other assets of discontinued operations	227.9	4,424.8	12,833.7	(2,081.6)	15,404.8

Total Assets	$52,049.6	$17,565.1	$63,828.4	$(65,440.8)	$68,002.3

Liabilities and Stockholders' Equity
Accounts payable	$2.5	$19.5	$372.1	$(3.5)	$390.6
Accrued expenses and other	770.0	309.9	2,043.6	(11.8)	3,111.7
Participants' share, residuals and royalties payable	—	5.8	777.7	(103.5)	680.0
Current portion of long-term debt	—	—	12.1	—	12.1
Current liabilities of discontinued operations	89.3	722.8	2,044.4	(171.4)	2,685.1

Total current liabilities	861.8	1,058.0	5,249.9	(290.2)	6,879.5

Long-term debt	9,219.4	—	132.1	—	9,351.5
Other liabilities	2,637.1	303.8	5,900.8	(1,107.5)	7,734.2
Intercompany payables	(7,113.3)	6,203.5	(6,781.6)	7,691.4	—
Other liabilities of discontinued operations	572.4	1,256.0	442.2	(268.7)	2,001.9
Minority interest	—	—	10.9	—	10.9
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	18.7	122.8	1,162.3	(1,285.1)	18.7
Additional paid-in capital	66,027.7	1,924.1	92,863.5	(94,787.6)	66,027.7
Retained earnings (deficit)	(10,809.4)	6,835.6	(13,139.4)	2,365.9	(14,747.3)
Accumulated other comprehensive income (loss)	(446.0)	(138.7)	215.5	13.2	(356.0)

	54,791.0	8,743.8	81,230.1	(93,821.8)	50,943.1
Less treasury stock, at cost	8,918.8	—	22,356.0	(22,356.0)	8,918.8

Total Stockholders' Equity	45,872.2	8,743.8	58,874.1	(71,465.8)	42,024.3

Total Liabilities and Stockholders' Equity	$52,049.6	$17,565.1	$63,828.4	$(65,440.8)	$68,002.3

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2005

	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow provided by (used for) operating activities	$(1,569.0)	$2,345.7	$2,760.3	$—	$3,537.0

Investing activities:
Acquisitions, net of cash acquired	—	—	(462.9)	—	(462.9)
Capital expenditures	—	(19.6)	(356.0)	—	(375.6)
Investments in and advances to affiliated companies	(1.0)	—	(28.5)	—	(29.5)
Special dividend received from New Viacom	5,400.0	—	—	—	5,400.0
Proceeds from dispositions	—	—	279.6	—	279.6
Proceeds from sale of investments	102.1	7.7	13.6	—	123.4
Other, net	(.2)	—	(1.9)	—	(2.1)

Net cash flow provided by (used for) investing activities from continuing operations	5,500.9	(11.9)	(556.1)	—	4,932.9

Net cash flow from investing activities from discontinued operations	—	(320.2)	155.1	—	(165.1)

Net cash flow provided by (used for) investing activities	5,500.9	(332.1)	(401.0)	—	4,767.8

Financing activities:
Proceeds from exercise of stock options	317.5	—	—	—	317.5
Proceeds from (repayments to) banks, including commercial paper, net	(3.2)	—	1.6	—	(1.6)
Repayment of notes and debentures	(1,423.4)	—	(16.9)	—	(1,440.3)
Payment of capital lease obligations	—	—	(13.5)	—	(13.5)
Purchase of Company common stock	(5,562.6)	—	—	—	(5,562.6)
Dividends	(451.3)	—	—	—	(451.3)
Increase (decrease) in intercompany payables	4,014.6	(1,928.9)	(2,085.7)	—	—

Net cash flow used for financing activities from continuing operations	(3,108.4)	(1,928.9)	(2,114.5)	—	(7,151.8)

Net cash flow from financing activities from discontinued operations	(239.7)	(95.9)	(90.3)	—	(425.9)

Net cash flow used for financing activities	(3,348.1)	(2,024.8)	(2,204.8)	—	(7,577.7)

Net increase (decrease) in cash and cash equivalents	583.8	(11.2)	154.5	—	727.1
Cash and cash equivalents at beginning of year	569.2	11.2	347.8	—	928.2

Cash and cash equivalents at end of year	$1,153.0	$—	$502.3	$—	$1,655.3

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2004

	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow provided by (used for) operating activities	$(1,706.7)	$1,195.4	$4,151.9	$—	$3,640.6

Investing activities:
Acquisitions, net of cash acquired	—	—	(64.0)	—	(64.0)
Capital expenditures	—	—	(262.2)	—	(262.2)
Investments in and advances to affiliated companies	(2.0)	—	(1.4)	—	(3.4)
Proceeds from dispositions	—	—	17.1		17.1
Proceeds from sale of investments	47.9	—	22.3	—	70.2
Other, net	—	(.2)	(2.6)	—	(2.8)

Net cash flow provided by (used for) investing activities from continuing operations	45.9	(.2)	(290.8)	—	(245.1)

Net cash flow from investing activities from discontinued operations	6.1	617.5	(912.2)	—	(288.6)

Net cash flow provided by (used for) investing activities	52.0	617.3	(1,203.0)	—	(533.7)

Financing activities:
Proceeds from exercise of stock options	119.6	—	—	—	119.6
Repayments to banks, including commercial paper, net	(24.5)	—	(1.6)	—	(26.1)
Repayment of notes and debentures	(20.1)	—	(60.2)	—	(80.3)
Payment of capital lease obligations	—	—	(12.8)	—	(12.8)
Purchase of Company common stock	(2,503.3)	—	—	—	(2,503.3)
Dividends	(415.2)	—	—	—	(415.2)
Increase (decrease) in intercompany payables	4,854.9	(1,816.0)	(3,038.9)	—	—
Other, net	—	—	(.9)	—	(.9)

Net cash flow provided by (used for) financing activities from continuing operations	2,011.4	(1,816.0)	(3,114.4)	—	(2,919.0)

Net cash flow from financing activities from discontinued operations	—	(12.3)	(98.1)	—	(110.4)

Net cash flow provided by (used for) financing activities	2,011.4	(1,828.3)	(3,212.5)	—	(3,029.4)

Net increase (decrease) in cash and cash equivalents	356.7	(15.6)	(263.6)	—	77.5
Cash and cash equivalents at beginning of year	212.5	26.8	611.4	—	850.7

Cash and cash equivalents at end of year	$569.2	$11.2	$347.8	$—	$928.2

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2003

	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow provided by (used for) operating activities	$(1,449.9)	$945.2	$4,002.1	$—	$3,497.4

Investing activities:
Acquisitions, net of cash acquired	—	—	(57.6)	—	(57.6)
Capital expenditures	—	—	(234.1)	—	(234.1)
Investments in and advances to affiliated companies	(16.7)	(.8)	.7	—	(16.8)
Proceeds from dispositions	—	.2	10.2		10.4
Proceeds from sale of investments	1.6	25.2	5.4	—	32.2
Other, net	—	—	(1.9)	—	(1.9)

Net cash flow provided by (used for) investing activities from continuing operations	(15.1)	24.6	(277.3)	—	(267.8)

Net cash flow from investing activities from discontinued operations	(40.6)	(1,282.9)	(271.1)	—	(1,594.6)

Net cash flow used for investing activities	(55.7)	(1,258.3)	(548.4)	—	(1,862.4)

Financing activities:
Proceeds from exercise of stock options	245.2	—	—	—	245.2
Proceeds from issuance of notes and debentures	735.3	—	1.2	—	736.5
Repayments to banks, including commercial paper, net	(155.8)	—	(6.3)	—	(162.1)
Repayment of notes and debentures	(609.7)	(155.4)	(.3)	—	(765.4)
Payment of capital lease obligations	—	—	(10.8)	—	(10.8)
Purchase of Company common stock	(945.1)	—	—	—	(945.1)
Dividends	(104.6)	—	—		(104.6)
Increase (decrease) in intercompany payables	2,315.9	459.3	(2,775.2)	—	—

Net cash flow provided by (used for) financing activities from continuing operations	1,481.2	303.9	(2,791.4)	—	(1,006.3)

Net cash flow from financing activities from discontinued operations	—	(12.4)	(397.0)	—	(409.4)

Net cash flow provided by (used for) financing activities	1,481.2	291.5	(3,188.4)	—	(1,415.7)

Net increase (decrease) in cash and cash equivalents	(24.4)	(21.6)	265.3	—	219.3
Cash and cash equivalents at beginning of year	236.9	48.4	346.1	—	631.4

Cash and cash equivalents at end of year	$212.5	$26.8	$611.4	$—	$850.7

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

        Management's Statement of Responsibility For Financial Reporting is incorporated herein by reference to Item 8 on page II-34 of this report.

Item 9B.  Other Information.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by this item with respect to the Company's directors is contained in the CBS Corporation Proxy Statement for the Company's 2006 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "CBS Corporation's Board of Directors," "Item 1—Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions.

        The information required by this item is contained in the Proxy Statement under the heading "Related Party Transactions," which information is incorporated herein by reference.

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

  (b)
  Exhibits.

          The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits in on page E-1.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CBS Corporation has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CBS CORPORATION
By:	/S/ LESLIE MOONVES Leslie Moonves President Chief Executive Officer

Date: March 16, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of CBS Corporation and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LESLIE MOONVES Leslie Moonves	President Chief Executive Officer Director	March 16, 2006
/s/ FREDRIC G. REYNOLDS Fredric G. Reynolds	Executive Vice President Chief Financial Officer	March 16, 2006
/s/ SUSAN C. GORDON Susan C. Gordon	Senior Vice President Controller Chief Accounting Officer	March 16, 2006
* David R. Andelman	Director	March 16, 2006
* Joseph A. Califano, Jr.	Director	March 16, 2006
* William S. Cohen	Director	March 16, 2006
* Philippe P. Dauman	Director	March 16, 2006
* Charles K. Gifford	Director	March 16, 2006

* Bruce Gordon	Director	March 16, 2006
* Shari Redstone	Director	March 16, 2006
* Sumner M. Redstone	Director	March 16, 2006
* Ann N. Reese	Director	March 16, 2006
* Judith A. Sprieser	Director	March 16, 2006
* Robert D. Walter	Director	March 16, 2006
*By:	/s/ LOUIS J. BRISKMAN Louis J. Briskman Attorney-in-Fact for Directors	March 16, 2006

INDEX TO EXHIBITS
ITEM 15(b)

        Effective December 31, 2005, Former Viacom was renamed CBS Corporation and New Viacom Corp. was renamed Viacom Inc. Former Viacom's filings made with the Securities and Exchange Commission may be found under "CBS Corp" or the ticker symbol "CBS" through www.sec.gov.

Exhibit No.		Description of Document
(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession
	(a)	Agreement and Plan of Merger, dated as of November 21, 2005, among Former Viacom, New Viacom Corp. and Viacom Merger Sub Inc. (incorporated by reference to Annex A to the Prospectus-Information Statement that is a part of Amendment No. 1 to the Registration Statement on Form S-4 of Former Viacom filed on November 23, 2005) (File No. 333-128821).
	(b)	Separation Agreement dated as of December 19, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Former Viacom filed December 21, 2005) (File No. 001-09553).
(3)		Articles of Incorporation and By-laws
	(a)	Amended and Restated Certificate of Incorporation of CBS Corporation effective December 31, 2005 (filed herewith).
	(b)	Amended and Restated By-laws of CBS Corporation effective December 31, 2005 (filed herewith).
(4)		Instruments defining the rights of security holders, including indentures
The instruments defining the rights of holders of the long-term debt securities of CBS Corporation and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. CBS Corporation hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
(10)		Material Contracts
	(a)	Tax Matters Agreement dated as of December 30, 2005 by and between Former Viacom and New Viacom Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of CBS Corporation filed January 5, 2006) (File No. 001-09553).
	(b)	Former Viacom 1994 Long-Term Management Incentive Plan (as amended and restated through November 1, 1996) (incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K of Former Viacom for the fiscal year ended December 31, 1996) (File No. 001-09553) (as amended effective October 10, 2002 by the Amendment to Former Viacom Stock Option Plans) (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K of Former Viacom for the fiscal year ended December 31, 2002) (File No. 001-09553).*
	(c)	Former Viacom 1997 Long-Term Management Incentive Plan (as amended and restated through May 25, 2000) (incorporated by reference to Exhibit B to Former Viacom's Proxy Statement dated June 5, 2000) (File No. 001-09553) (as amended effective October 10, 2002 by the Amendment to Former Viacom Stock Option Plans) (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K of Former Viacom for the fiscal year ended December 31, 2002) (File No. 001-09553).*

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.	Description of Document
(i)
Form of Agreement for Stock Options granted under the 1997 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Former Viacom filed March 14, 2005) (File No. 001-09553).*
(ii)
Form of Notice to Executive Officers regarding Acceleration of Vesting of "Underwater" Options (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Former Viacom filed March 14, 2005) (File No. 001-09553).*
(d)
Former Viacom 2000 Long-Term Management Incentive Plan (as amended and restated through January 31, 2001) (incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of Former Viacom for the fiscal year ended December 31, 2001) (File No. 001-09553) (as amended effective October 10, 2002 by the Amendment to Former Viacom Stock Option Plans) (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K of Former Viacom for the fiscal year ended December 31, 2002) (File No. 001-09553).*
(i)
Form of Certificate and Terms and Conditions for Stock Options granted under the 2000 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Former Viacom filed March 14, 2005) (File No. 001-09553).*
(ii)
Form of Notice to Executive Officers regarding Acceleration of Vesting of "Underwater" Options (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Former Viacom filed March 14, 2005) (File No. 001-09553).*
(e)	CBS Corporation 2004 Long-Term Management Incentive Plan (as amended and restated as of December 31, 2005) (filed herewith).*
(i)
Form of Certificate and Terms and Conditions for Stock Options under the CBS Corporation 2004 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Former Viacom filed February 1, 2005) (File No. 001-09553).*
(ii)
Form of Certificate and Terms and Conditions for the Performance-Based Restricted Share Units under the CBS Corporation 2004 Long- Term Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Former Viacom filed February 1, 2005) (File No. 001-09553).*
(iii)
Form of Certificate and Terms and Conditions for the Performance-Based Restricted Share Units with Time Vesting under the CBS Corporation 2004 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Former Viacom filed February 1, 2005) (File No. 001-09553).*
(iv)
Form of Deferral Elections for Performance-Based Restricted Share Units under the CBS Corporation 2004 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Former Viacom filed February 1, 2005) (File No. 001-09553).*

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.	Description of Document
(v)
Form of Deferral Elections for Performance-Based Restricted Share Units with Time Vesting under the CBS Corporation 2004 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Former Viacom filed February 1, 2005) (File No. 001-09553).*
(f)	CBS Corporation Senior Executive Short-Term Incentive Plan (as amended and restated as of December 31, 2005) (filed herewith).*
(g)	Summary of CBS Corporation Compensation for Outside Directors (filed herewith).*
(h)
Former Viacom Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of October 14, 2003) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of Former Viacom for the fiscal year ended December 31, 2003) (File No. 001-09553).*
(i)	CBS Corporation Deferred Compensation Plan for Outside Directors (as amended and restated as of December 31, 2005) (filed herewith).*
(i)
Form of Election Form for CBS Corporation Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Former Viacom filed December 15, 2004) (File No. 001-09533).*
(j)
Former Viacom Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Former Viacom for the quarter ended June 30, 1993) (File No. 001-09553) (as amended effective October 10, 2002 by the Amendment to Former Viacom Stock Option Plans) (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K of Former Viacom for the fiscal year ended December 31, 2002) (File No. 001-09553).*
(k)
Former Viacom 1994 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit B to Former Viacom's Proxy Statement dated April 28, 1995) (File No. 001-09553) (as amended effective October 10, 2002 by the Amendment to Former Viacom Stock Option Plans) (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K of Former Viacom for the fiscal year ended December 31, 2002) (File No. 001-09553).*
(l)	CBS Corporation 2000 Stock Option Plan for Outside Directors (as amended and restated as of December 31, 2005) (filed herewith).*
(m)	CBS Corporation 2005 RSU Plan for Outside Directors (as amended and restated as of December 31, 2005) (filed herewith).*

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.	Description of Document
(n)	CBS Excess 401(k) Plan (as amended and restated as of December 31, 2005) (filed herewith).*
(o)	CBS Retirement Excess Pension Plan (as amended and restated as of December 31, 2005) (filed herewith).*
(p)	CBS Excess 401(k) Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (filed herewith).*
(q)	CBS Bonus Deferral Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (filed herewith).*
(r)
Employment Agreement dated December 29, 2005 between Former Viacom and Sumner M. Redstone (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Former Viacom filed December 30, 2005) (File No. 001-09553).*
(s)
Employment Agreement dated July 1, 2004 between Former Viacom and Leslie Moonves (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Former Viacom filed July 22, 2004) (File No. 001-09553), as amended by a Letter Agreement dated June 14, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Former Viacom filed June 14, 2005).*
(t)
Employment Agreement dated September 6, 2005 between Former Viacom and Louis J. Briskman (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4 of Former Viacom filed November 23, 2005) (File No. 333-128821).*
(u)
Employment Agreement dated March 1, 2001 between Former Viacom and Susan C. Gordon, as amended by a Letter Agreement dated as of March 1, 2001, as amended by a Letter Agreement dated as of March 16, 2001, as amended by a Letter Agreement dated as of May 1, 2004 (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 of Former Viacom filed November 23, 2005) (File No. 333-128821).*
(v)
Employment Agreement dated August 15, 2005 between Former Viacom and Fredric G. Reynolds (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 of Former Viacom filed November 23, 2005) (File No. 333-128821).*
(w)	CBS Corporation plans assumed by Former Viacom after the merger with former CBS Corporation, consisting of the following:
(i)
CBS Corporation 1991 Long-Term Incentive Plan (as amended as of July 28, 1999) (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q of Infinity Broadcasting Corporation for the quarter ended September 30, 1999) (File No. 001-14599).*
(ii)
CBS Corporation 1993 Long-Term Incentive Plan (as amended as of July 28, 1999) (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q of Infinity Broadcasting Corporation for the quarter ended September 30, 1999) (File No. 001-14599).*

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.	Description of Document
	(iii)	CBS Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(h) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977).*
	(iv)	CBS Bonus Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977).*
	(v)	CBS Supplemental Employee Investment Fund (as amended as of January 1, 1998 (incorporated by reference to Exhibit 10(j) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977).*
	(vi)	Director's Charitable Giving Program (as amended effective April 30, 1996) (incorporated by reference to Exhibit 10(g) to the Quarterly Report on Form 10-Q of former CBS Corporation (f/k/a Westinghouse Electric Corporation) for the quarter ended June 30, 1996) (File No. 001-00977).*
	(vii)	CBS Corporation Deferred Compensation and Stock Plan for Directors (as amended as of February 24, 2000) (incorporated by reference to Exhibit 10(y)(ix) to the Annual Report on Form 10-K of Former Viacom for the fiscal year ended December 31, 2000) (File No. 001-09553).*
	(viii)	Advisory Director's Plan Termination Fee Deferral Terms and Conditions, Effective April 30, 1996 (As Revised Effective February 24, 2000) (incorporated by reference to Exhibit 10(y)(x) to the Annual Report on Form 10-K of Former Viacom for the fiscal year ended December 31, 2000) (File No. 001-09553).*
	(ix)	Agreement dated March 2, 1999 between former CBS Corporation and Louis J. Briskman (incorporated by reference to Exhibit 10(r) to the Quarterly Report on Form 10-Q of CBS for the quarter ended March 31, 1999) (File No. 001-00977).*
	(x)	Westinghouse Executive Pension Plan (as amended and restated as of December 31, 2005) (filed herewith).*
(x)	Infinity Broadcasting Corporation ("Infinity") Stock Plan for Directors assumed by Former Viacom after the merger with Infinity (Effective as of February 24, 2000) (incorporated by reference to Exhibit 10(aa)(ii) to the Annual Report on Form 10-K of Former Viacom for the fiscal year ended December 31, 2002) (File No. 001-09553).*
(y)	Amended and Restated Five-Year Credit Agreement, dated as of December 8, 2005, among Former Viacom; Viacom International Inc.; the Subsidiary Borrowers Parties thereto; the Lenders named therein; JPMorgan Chase Bank, N.A., as Administrative Agent; Citibank, N.A., as Syndication Agent; and Bank of America, N.A., UBS Securities LLC and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1, Annex I to the Current Report on Form 8-K of Former Viacom filed December 14, 2005) (File No. 001-09553).
(z)	Agreement among Former Viacom, NAIRI, Inc. and National Amusements, Inc. dated as of October 28, 2004 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Former Viacom for the quarter ended September 30, 2004) (File No. 001-09553).

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
(12)		Statement re. Computations of Ratios (filed herewith).
(21)		Subsidiaries of CBS Corporation (filed herewith).
(23)		Consents of Experts and Counsel
	(a)	Consent of PricewaterhouseCoopers LLP (filed herewith).
(24)		Powers of Attorney (filed herewith).
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

        The following Consolidated Financial Statements and schedule of the registrant and its subsidiaries are submitted herewith as part of this report:

Reference (Page/s)
Item 15(a)(1) Financial Statements:
1.	Management's Statement of Responsibility for Financial Reporting	II-34
2.	Report of Independent Registered Public Accounting Firm	II-35
3.	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	II-37
4.	Consolidated Balance Sheets as of December 31, 2005 and 2004	II-38
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	II-39
6.	Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003	II-40-II-41
7.	Notes to Consolidated Financial Statements	II-42-II-86
Item 15(a)(2) Financial Statement Schedule:
	II. Valuation and qualifying accounts	F-2

        All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

F-1

CBS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Millions of dollars)

Col. A	Col. B	Col. C			Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for doubtful accounts:
Year ended December 31, 2005	$152.6	$—	$34.0	$1.1	$40.0	$147.7
Year ended December 31, 2004	$152.4	$—	$86.0	$3.4	$89.2	$152.6
Year ended December 31, 2003	$148.7	$—	$44.4	$.6	$41.3	$152.4
Valuation allowance on deferred tax assets:
Year ended December 31, 2005	$198.8	$—	$6.1	$—	$77.2	$127.7
Year ended December 31, 2004	$44.6	$—	$155.1	$—	$.9	$198.8
Year ended December 31, 2003	$36.1	$—	$8.5	$—	$—	$44.6
Reserves for inventory obsolescence:
Year ended December 31, 2005	$22.7	$—	$11.4	$—	$9.3	$24.8
Year ended December 31, 2004	$23.5	$—	$11.9	$—	$12.7	$22.7
Year ended December 31, 2003	$27.8	$—	$7.0	$—	$11.3	$23.5

F-2

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
Television Stations
Radio Stations, Television Stations and Outdoor Advertising Displays
Risks Related to the Separation
Part II
Management's Discussion and Analysis of Results of Operations and Financial Condition (Tabular dollars in millions, except per share amounts)
Management's Discussion and Analysis of Results of Operations and Financial Condition (Tabular dollars in millions, except per share amounts)
Management's Discussion and Analysis of Results of Operations and Financial Condition (Tabular dollars in millions, except per share amounts)
Management's Discussion and Analysis of Results of Operations and Financial Condition (Tabular dollars in millions, except per share amounts)
MANAGEMENT'S STATEMENT OF RESPONSIBILITY FOR FINANCIAL REPORTING
CBS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In millions, except per share amounts)
CBS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except per share amounts)
CBS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
CBS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (In millions)
CBS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (CONT'D) (In millions)
CBS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular dollars in millions, except per share amounts)
CBS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)
CBS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)
CBS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)
CBS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)
CBS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)
CBS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)
CBS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)
CBS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)
CBS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)
CBS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)
CBS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Tabular dollars in millions, except per share amounts)
PART III
PART IV
SIGNATURES
INDEX TO EXHIBITS ITEM 15(b)
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
CBS CORPORATION AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Millions of dollars)