Form 10-Q
period 2006-03-31
CBS CORP
filed 2006-05-09
CIK 813828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-09553

CBS CORPORATION (Exact name of registrant as specified in its charter)
Delaware	04-2949533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
51 W. 52nd Street, New York, New York	10019
(Address of principal executive offices)	(Zip Code)
(212) 975-4321 Registrant's telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐ No ☒

Number of shares of common stock outstanding at April 28, 2006:

Class A Common Stock, par value $.001 per share—64,114,964

Class B Common Stock, par value $.001 per share—708,374,084

CBS CORPORATION
INDEX TO FORM 10-Q

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2006 and March 31, 2005	3
	Consolidated Balance Sheets (Unaudited) at March 31, 2006 and December 31, 2005	4
	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2006 and March 31, 2005	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition.	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	44
Item 4.	Controls and Procedures.	44
	PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	45
Item 6.	Exhibits.	46

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2006		2005

Revenues		$3,581.8		$3,447.8

Expenses:
Operating		2,297.0		2,172.0
Selling, general and administrative		650.5		649.8
Depreciation and amortization		123.1		120.9

Total expenses		3,070.6		2,942.7

Operating income		511.2		505.1
Interest expense		(144.3)		(175.1)
Interest income		12.6		3.0
Loss on early extinguishment of debt		(4.0)		—
Other items, net		(2.8)		39.7

Earnings from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest		372.7		372.7
Provision for income taxes		(151.9)		(152.8)
Equity in earnings of affiliated companies, net of tax		6.0		5.2
Minority interest, net of tax		.1		(.1)

Net earnings from continuing operations		226.9		225.0
Net earnings from discontinued operations		—		360.0

Net earnings		$226.9		$585.0

Basic earnings per common share:
Net earnings from continuing operations		$.30		$.28
Net earnings from discontinued operations		$—		$.44
Net earnings		$.30		$.72
Diluted earnings per common share:
Net earnings from continuing operations		$.30		$.28
Net earnings from discontinued operations		$—		$.44
Net earnings		$.30		$.72
Weighted average number of common shares outstanding:
Basic		762.8		812.5
Diluted		766.7		817.7
Dividends per common share	$	..16	$	..14

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At March 31, 2006	At December 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$1,286.8	$1,655.3
Receivables, less allowances of $145.1 (2006) and $147.7 (2005)	2,770.8	2,733.2
Programming and other inventory (Note 6)	800.3	976.3
Prepaid expenses and other current assets	1,338.4	1,430.7

Total current assets	6,196.3	6,795.5

Property and equipment:
Land	501.1	500.8
Buildings	699.2	689.7
Capital leases	207.3	209.2
Advertising structures	1,539.9	1,528.1
Equipment and other	2,218.3	2,182.3

	5,165.8	5,110.1
Less accumulated depreciation and amortization	1,960.8	1,877.3

Net property and equipment	3,205.0	3,232.8

Programming and other inventory (Note 6)	1,711.1	1,884.4
Goodwill (Note 4)	19,192.0	18,904.3
Intangible assets (Note 4)	10,513.9	10,514.2
Other assets	1,685.0	1,698.4

Total Assets	$42,503.3	$43,029.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$479.9	$596.4
Accrued compensation	264.4	373.2
Participants' share, residuals and royalties payable	804.2	867.9
Program rights	1,051.5	862.4
Income taxes payable	122.3	84.2
Current portion of long-term debt (Note 8)	17.4	747.1
Accrued expenses and other current liabilities	1,703.6	1,847.4

Total current liabilities	4,443.3	5,378.6

Long-term debt (Note 8)	7,085.3	7,153.2
Deferred income tax liabilities, net	2,146.8	2,115.1
Other liabilities	6,698.7	6,644.0
Commitments and contingencies (Note 11)
Minority interest	1.7	1.7
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375.0 shares authorized; 64.2 (2006) and 65.7 (2005) shares issued	.1	.1
Class B Common Stock, par value $.001 per share; 5,000.0 shares authorized; 708.6 (2006) and 695.0 (2005) shares issued	.7	.7
Additional paid-in capital	44,479.8	44,304.4
Accumulated deficit	(21,609.5)	(21,836.4)
Accumulated other comprehensive loss (Note 1)	(422.5)	(397.5)

	22,448.6	22,071.3
Less treasury stock, at cost; 8.8 (2006) and 9.0 (2005) Class B Shares	321.1	334.3

Total Stockholders' Equity	22,127.5	21,737.0

Total Liabilities and Stockholders' Equity	$42,503.3	$43,029.6

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended March 31,
	2006	2005

Operating Activities:
Net earnings	$226.9	$585.0
Less: Net earnings from discontinued operations	—	360.0

Net earnings from continuing operations	226.9	225.0
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	123.1	120.9
Stock-based compensation	12.7	3.3
Equity in earnings of affiliated companies, net of tax	(6.0)	(5.2)
Distributions from affiliated companies	1.7	.5
Minority interest, net of tax	(.1)	.1
Change in assets and liabilities, net of effects of acquisitions	289.5	238.2

Net cash flow provided by operating activities from continuing operations	647.8	582.8

Net cash flow provided by operating activities attributable to discontinued operations	—	328.5

Net cash flow provided by operating activities	647.8	911.3

Investing Activities:
Capital expenditures	(62.5)	(58.5)
Acquisitions, net of cash acquired	(58.4)	(24.8)
Proceeds from sale of investments	—	106.9
Net payments to Viacom Inc. related to the Separation	(43.1)	—
Other, net	.3	5.0

Net cash flow (used for) provided by investing activities from continuing operations	(163.7)	28.6

Net cash flow used for investing activities attributable to discontinued operations	—	(33.6)

Net cash flow used for investing activities	(163.7)	(5.0)

Financing Activities:
Repayment of notes	(754.8)	(16.9)
Borrowings from (repayments to) banks, including commercial paper, net	(.4)	206.8
Proceeds from exercise of stock options	17.7	56.3
Dividends	(105.8)	(116.2)
Payment of capital lease obligations	(3.7)	(3.4)
Purchase of Company common stock	(5.7)	(1,476.2)
Other, net	.1	—

Net cash flow used for financing activities from continuing operations	(852.6)	(1,349.6)

Net cash flow used for financing activities attributable to discontinued operations	—	(17.5)

Net cash flow used for financing activities	(852.6)	(1,367.1)

Net decrease in cash and cash equivalents	(368.5)	(460.8)
Cash and cash equivalents at beginning of period (includes $150.0 (2005) of discontinued operations cash)	1,655.3	928.2

Cash and cash equivalents at end of period (includes $124.3 (2005) of discontinued operations cash)	$1,286.8	$467.4

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Fair value of assets acquired	$363.9	$12.1
Fair value of liabilities (assumed) settled	(32.8)	12.7
Cash paid, net of cash acquired	(58.4)	(24.8)

Impact on Stockholders' Equity	$272.7	$—

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions, except per share amounts)

1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—CBS Corporation (the "Company" or "CBS Corp.") is comprised of the following segments: Television (CBS Television Network, UPN, Showtime Networks Inc. ("Showtime Networks"), CSTV Networks, Inc. ("CSTV Networks"), CBS Television Stations, CBS Paramount Television and King World), Radio (CBS Radio), Outdoor (CBS Outdoor) and Parks/Publishing (Paramount Parks and Simon & Schuster).

The Separation—The separation of former Viacom Inc. ("Former Viacom") into two publicly traded entities, CBS Corp. and new Viacom Inc. ("Viacom Inc.") was completed on December 31, 2005 ("the Separation"). As a result, each outstanding share of Former Viacom class A common stock was converted into .5 of a share of CBS Corp. Class A Common Stock and .5 of a share of Viacom Inc. class A common stock and each outstanding share of Former Viacom class B common stock was converted into .5 of a share of CBS Corp. Class B Common Stock and .5 of a share of Viacom Inc. class B common stock. All prior period share and per share data have been adjusted to reflect this conversion.

The Separation is accounted for by the Company as a spin-off of Viacom Inc. Accordingly, the operations of Viacom Inc. are presented as discontinued operations in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2005. Included in discontinued operations are allocations of corporate expenses and Paramount Pictures corporate overhead including accounting, treasury, legal, human resources, information systems and other services, to reflect the utilization of such shared services and fixed assets by Viacom Inc. These allocations were made using specific identification of costs, assets and liabilities, and other relative percentages where specific identification was not determinable. In the opinion of management, the allocation methodologies are reasonable. The corporate expenses of CBS Corp. and Viacom Inc., operating as separate stand-alone entities, may have been different from those reflected in the Consolidated Statements of Operations for the three months ended March 31, 2005.

For purposes of governing certain ongoing relationships between CBS Corp. and Viacom Inc. after the Separation and to provide for an orderly transition, the Company and Viacom Inc. entered into various agreements including a separation agreement (the "Separation Agreement"), tax matters agreement and transition services agreement.

Basis of Presentation—The accompanying unaudited Consolidated Financial Statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC"). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Net Earnings per Common Share—Basic earnings per share ("EPS") is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted share units ("RSUs") only in the periods in which such effect would have been dilutive. Stock options to purchase 109.9 million and 64.1 million shares of CBS Corp. Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive for the three months ended March 31, 2006 and 2005, respectively.

The table below presents a reconciliation of weighted average shares used in the calculations of basic and diluted EPS:

	Three Months Ended March 31,
	2006	2005

Weighted average shares for basic EPS	762.8	812.5
Dilutive effect of shares issuable under stock-based compensation plans	3.9	5.2

Weighted average shares for diluted EPS	766.7	817.7

Comprehensive Income—Total comprehensive income for the Company includes net earnings and other comprehensive income (loss) items listed in the table below.

	Three Months Ended March 31,
	2006	2005

Net earnings	$226.9	$585.0
Other comprehensive income (loss), from continuing operations:
Cumulative translation adjustments	(10.9)	(66.3)
Net unrealized gain (loss) on securities, net of tax	.1	(.5)
Minimum pension liability adjustment, net of tax	(14.2)	2.1
Other comprehensive income from discontinued operations, net of tax	—	43.6

Total comprehensive income	$201.9	$563.9

Additional Paid-In Capital—For the three months ended March 31, 2006 the Company recorded dividends of $122.2 million as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

2)    STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

companies to measure the cost of employee services received in exchange for an award of equity instruments based on grant-date fair value of the award. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R using the modified-prospective application method and, accordingly, recognizes compensation cost for stock-based compensation for all new or modified grants after the date of adoption. In addition, the Company recognizes the unvested portion of the grant-date fair value of awards made prior to the adoption based on the fair values previously calculated for disclosure purposes. In accordance with this method of adoption, prior period results have not been restated. First quarter 2006 results include $8.5 million ($5.1 million net of tax or $.01 per basic and diluted share) for the expensing of stock options resulting from the adoption of SFAS 123R. Total unrecognized compensation cost related to unvested awards at March 31, 2006 was approximately $81.2 million which is expected to be expensed over a weighted average period of 2.7 years.

Prior to the adoption of SFAS 123R, the Company followed the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). The Company applied APB Opinion No. 25 "Accounting for Stock Issued to Employees" and, accordingly, did not recognize compensation expense for the stock option grants because the Company typically does not issue options at exercise prices below market value at date of grant.

Effective March 8, 2005, the vesting of certain unvested stock options granted from 1999 through 2004 was accelerated. The acceleration eliminated future compensation expense the Company would otherwise recognize in its Consolidated Statements of Operations under SFAS 123R. Incremental after-tax expense of $170.7 million in continuing operations and $105.9 million in discontinued operations associated with the acceleration was reflected in the first quarter 2005 pro forma disclosure.

The following table reflects the effect on net earnings from continuing operations and earnings per share from continuing operations if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the first quarter of 2005. These pro forma effects may not be representative of future stock compensation expense since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and the vesting of certain options was accelerated on March 8, 2005.

Three Months Ended March 31, 2005

Net earnings from continuing operations	$225.0
Option expense, net of tax	(204.5)

Net earnings from continuing operations after option expense	$20.5

Basic and diluted earnings per share:
Net earnings from continuing operations	$.28
Net earnings from continuing operations after option expense	$.03

If the Company had applied the fair value recognition provision of SFAS 123, an incremental after tax expense of $130.2 million would have been recognized in discontinued operations for the first quarter of 2005.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

The weighted-average fair value of each option as of the grant date was $6.77 and $10.04 for the first quarter of 2006 and 2005, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2005

Expected dividend yield	2.43%	.75%
Expected stock price volatility	27%	24%
Risk-free interest rate	4.76%	3.78%
Expected life of options (years)	5.32	5.19

The expected stock price volatility was determined using a combination of the historical volatility, implied volatility of traded options and forward looking estimates of volatility provided by third party financial institutions. The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term was based on the application of the simplified method provided in SEC Staff Accounting Bulletin No. 107. The expected dividend yield for 2006 is based on the current annual dividend rate of $.64 per share. The Black-Scholes assumptions for grants during the three months ended March 31, 2005 are based on characteristics relating to shares of Former Viacom class B common stock.

Stock options generally vest from the date of grant over a three- to four-year service period. Options granted in 2006 and 2005 generally expire eight to ten years from the date of grant and options granted prior to 2005 expire ten years after the date of grant.

Forfeitures are estimated on the date of grant based on historical forfeiture rates. On an annual basis, the Company adjusts the compensation expense based on actual forfeitures and revises its forfeiture rate as necessary. Upon exercise of stock options or vesting of RSUs, the Company typically issues new shares from its existing authorization. The Company has reserved a total of 128,473,778 shares of CBS Corp. Class B Common Stock for future exercise of stock options and vesting of RSUs outstanding as of March 31, 2006. Shares available for future grant of equity instruments at March 31, 2006 was 63,668,190.

The following table summarizes the Company's stock option activity for the first quarter of 2006:

	Options Outstanding	Weighted-Average Exercise Price	Remaining Contractual Life (Years)	Total Intrinsic Value (in millions)

Outstanding at December 31, 2005	130,129,978	$32.29

Granted	751,866	26.37
Exercised	(1,314,259)	13.48
Canceled	(2,782,714)	34.40

Outstanding at March 31, 2006	126,784,871	$32.41	4.66	$73.5

Exercisable at March 31, 2006	106,496,585	$33.08	4.19	$73.5

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

The following table summarizes information relating to stock option exercises during the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005(a)

Proceeds from stock option exercises	$17.7	$56.3
Tax benefit of stock options exercises	$6.3	$24.5
Intrinsic value	$16.1	$67.2

(a)
Information in 2005 includes activity for options held by future employees of both CBS Corp. and Viacom Inc.

Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the grant date and expensed over the vesting period. RSUs generally vest over a three-to four-year period, however, RSU awards granted to certain senior executives vest over a one-year period based on the achievement of certain performance conditions. For the three months ended March 31, 2006 and 2005, the Company recorded pre-tax compensation expense of $4.2 million and $3.3 million, respectively. In addition, pre-tax compensation expense of $2.4 million was recorded in discontinued operations for the three months ended March 31, 2005. Total unrecognized compensation cost related to non-vested RSUs at March 31, 2006 was approximately $44.9 million which is expected to be recognized over a weighed average period of 2.8 years.

The following table summarizes the Company's RSU activity for the first quarter of 2006:

	RSUs	Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2005	1,839,290	$29.30

Granted	438,122	26.14
Vested	(543,322)	29.35
Forfeited	(45,183)	29.35

Non-vested at March 31, 2006	1,688,907	$28.46

3)    DISCONTINUED OPERATIONS

The Separation of Former Viacom into two publicly traded entities, CBS Corp. and Viacom Inc. was completed on December 31, 2005. The Separation is accounted for by the Company as a spin-off of Viacom Inc. Accordingly, the operations of Viacom Inc. are presented as discontinued operations in CBS Corp.'s Consolidated Financial Statements for the three months ended March 31, 2005.

The following table sets forth the detail of CBS Corp.'s net earnings (loss) from discontinued operations, which are comprised of both Viacom Inc.'s results from continuing operations and their

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

discontinued business, Famous Players. In addition, Eliminations include transactions between CBS Corp. and Viacom Inc.

Three Months Ended March 31, 2005	Viacom Inc.	Famous Players	Eliminations	Total

Revenues from discontinued operations	$2,106.9	$76.4	$(54.4)	$2,128.9

Earnings (loss) from discontinued operations	$610.8	$(18.1)	$16.2	$608.9
Minority interest	(2.1)	(0.3)	—	(2.4)

Earnings (loss) from discontinued operations before income taxes	608.7	(18.4)	16.2	606.5
Income tax (provision) benefit, net of minority interest	(246.4)	6.4	(6.5)	(246.5)

Net earnings (loss) from discontinued operations	$362.3	$(12.0)	$9.7	$360.0

The Company's discontinued operations as of March 31, 2006 primarily include aircraft financing leases that are generally expected to liquidate in accordance with contractual terms. "Other assets" include long-term assets of discontinued operations of $122.4 million and $122.6 million at March 31, 2006 and December 31, 2005, respectively. "Other liabilities" include long-term liabilities of discontinued operations of $472.9 million at March 31, 2006 and $491.2 million at December 31, 2005, including long-term debt of $83.0 million for both periods.

4)    GOODWILL AND INTANGIBLE ASSETS

The changes in the book value of goodwill, by segment, for the three months ended March 31, 2006 were as follows:

	At December 31, 2005	Acquisitions		Adjustments(a)	At March 31, 2006

Television	$8,535.8	$269.4	(b)	$.3	$8,805.5
Radio	5,193.6	—		(4.1)	5,189.5
Outdoor	4,492.0	.2		14.4	4,506.6
Parks/Publishing	682.9	7.5		—	690.4

Total	$18,904.3	$277.1		$10.6	$19,192.0

    (a)
    Primarily includes foreign currency translation adjustments and purchase price allocations for acquisitions.
    (b)
    Acquisition of CSTV Networks.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

The Company's intangible assets and related accumulated amortization were as follows:

At March 31, 2006	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$803.4	$(337.6)	$465.8
Franchise agreements	509.0	(170.3)	338.7
Other intangible assets	246.1	(115.4)	130.7

Total intangible assets subject to amortization	1,558.5	(623.3)	935.2
FCC licenses	9,566.7	—	9,566.7
Trade names	12.0	—	12.0

Total intangible assets	$11,137.2	$(623.3)	$10,513.9

At December 31, 2005	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$807.7	$(327.5)	$480.2
Franchise agreements	509.6	(166.8)	342.8
Other intangible assets	220.2	(107.7)	112.5

Total intangible assets subject to amortization	1,537.5	(602.0)	935.5
FCC licenses	9,566.7	—	9,566.7
Trade names	12.0	—	12.0

Total intangible assets	$11,116.2	$(602.0)	$10,514.2

Amortization expense was $24.5 million and $23.1 million for the three months ended March 31, 2006 and March 31, 2005, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2006 through 2010, to be as follows:

	2006	2007	2008	2009	2010

Amortization expense	$96.0	$89.6	$88.3	$86.8	$83.2

5)    ACQUISITIONS AND DISPOSITIONS

On January 5, 2006, the Company completed the acquisition of CSTV Networks, a cable network and online digital sports media company, for a purchase price of $325 million, comprised of 10.2 million shares of CBS Corp. Class B Common Stock and $52 million in cash. CSTV Networks' results have been included as part of the Television segment since the date of acquisition. The excess purchase price over the fair value of the tangible and identifiable intangible net assets acquired was allocated to goodwill. The final allocation of the purchase price will be based on an evaluation of the fair value of CSTV Networks' assets acquired and liabilities assumed.

In January 2006, the Company announced its intention to divest Paramount Parks. The Company expects to complete the divestiture in the second half of 2006.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

6)    PROGRAMMING AND OTHER INVENTORY

	At March 31, 2006	At December 31, 2005

Program rights	$1,800.6	$2,054.4
Television:
Released (including acquired film libraries)	602.3	682.2
In process and other	18.5	48.9
Publishing, primarily finished goods	77.3	68.2
Other	12.7	7.0

Total Programming and Other Inventory	2,511.4	2,860.7
Less current portion	800.3	976.3

Total Non-Current Programming and Other Inventory	$1,711.1	$1,884.4

7)    RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as the Executive Chairman of the Board of Directors for both CBS Corp. and Viacom Inc. At March 31, 2006, NAI beneficially owned CBS Corp.'s Class A Common Stock, representing approximately 73% of the voting power of all classes of CBS Corp.'s Common Stock, and approximately 11% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

Viacom Inc.    In accordance with the terms of the Separation Agreement, Viacom Inc. paid to the Company an estimated special dividend of $5.4 billion in December 2005. Pursuant to the provisions of the Separation Agreement, the estimated special dividend is subject to adjustment. On March 14, 2006, the Company submitted to Viacom Inc. an adjustment to increase the estimated special dividend in the amount of approximately $460 million. On May 5, 2006, Viacom Inc. paid to the Company the net undisputed amount of the dividend adjustment of $167 million plus net interest of $2.9 million. The remaining adjustment to increase the estimated special dividend in the amount of approximately $293 million is being disputed by Viacom Inc. and is subject to a resolution process specified in the Separation Agreement.

CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain television products on behalf of CBS Television and Showtime Networks in the home entertainment market. Simon & Schuster and Paramount Parks are also involved in transactions with Viacom Inc. that have not been material in any of the periods presented. CBS Corp.'s total revenues from these transactions were $15.4 million and $28.9 million for the three months ended March 31, 2006 and 2005, respectively.

CBS Corp., through Showtime Networks and CBS Television, purchases motion picture programming from Viacom Inc., primarily Paramount Pictures. The costs of these purchases are initially recorded as inventory and amortized over the life of the contract or projected useful life of the programming. In addition, CBS Corp. places advertisements with various subsidiaries of Viacom Inc. The total purchases from these transactions were $32.8 million and $32.7 million for the three months ended March 31, 2006 and 2005, respectively.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected in CBS Corp.'s Consolidated Balance Sheets:

	At March 31, 2006	At December 31, 2005

Amounts due from Viacom Inc.
Receivables	$203.0	$235.8
Other assets (Receivables, noncurrent)	185.9	225.2

Total amounts due from Viacom Inc.	$388.9	$461.0

Amounts due to Viacom Inc.
Accounts payable	$7.3	$3.4
Program rights	54.9	64.7
Other liabilities (Program rights, noncurrent)	47.0	41.2

Total amounts due to Viacom Inc.	$109.2	$109.3

Other Related Parties.    The Company owned approximately 18% of Westwood One, Inc. ("Westwood One") as of March 31, 2006, which is accounted for as an equity investment. Most of CBS Radio's stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's radio programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and consideration for management services provided to Westwood One. CBS Television also enters into programming agreements with Westwood One. Revenues from these arrangements were approximately $20.5 million and $20.9 million for the three months ended March 31, 2006 and 2005, respectively.

8)    BANK FINANCING AND DEBT

The following table sets forth the Company's long-term debt:

	At March 31, 2006	At December 31, 2005

Notes payable to banks	$6.8	$7.2
Senior debt (4.625% - 8.875% due 2006-2051)	7,051.9	7,919.9
Other notes	1.0	1.0
Obligations under capital leases	126.0	125.4

Total debt	7,185.7	8,053.5
Less discontinued operations debt (a)	83.0	153.2
Less current portion of long-term debt	17.4	747.1

Total long-term debt from continuing operations, net of current portion	$7,085.3	$7,153.2

(a)
Included in "Other liabilities" on the Consolidated Balance Sheets.

The Company's total debt includes (i) an aggregate unamortized premium of $31.0 million and $31.8 million and (ii) the decrease in the carrying value of the debt, since inception, relating to fair value hedges of $23.6 million and $8.5 million for the periods ended March 31, 2006 and December 31, 2005, respectively.

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. (formerly known as Viacom International Inc.) Senior debt in the amount of $52.2 million in the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

On January 30, 2006, the Company redeemed, at maturity, all of the outstanding 6.4% senior notes for $800.0 million.

During the first quarter of 2006, the Company repurchased $52.2 million of its 7.7% senior notes due 2010 resulting in a loss on early extinguishment of debt of $4.0 million.

Credit Facility

As of March 31, 2006, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"), primarily to support commercial paper borrowings. At March 31, 2006, the Company had no commercial paper borrowings and was in compliance with all covenants under the Credit Facility, including the requirement that the Company maintain a minimum coverage ratio. As of March 31, 2006, the remaining availability under this Credit Facility, net of outstanding letters of credit was $2.75 billion.

9)    PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended March 31,	2006	2005	2006	2005

Components of net periodic cost:
Service cost	$9.8	$9.8	$.5	$.6
Interest cost	74.3	74.0	15.1	17.2
Expected return on plan assets	(66.9)	(71.3)	(.1)	(.3)
Amortization of prior service cost	.2	.3	(.1)	(.1)
Recognized actuarial loss	20.2	13.2	.2	.7
Settlement costs	7.1	—	—	—

Net periodic cost	$44.7	$26.0	$15.6	$18.1

In the first quarter of 2006, the Company contributed $50 million to pre-fund one of its qualified pension plans.

10)  CASH DIVIDENDS AND SHARE PURCHASE PROGRAM

On January 25, 2006, CBS Corp. declared a quarterly cash dividend of $.16 per share on CBS Corp. Class A and Class B Common Stock. The dividend was paid on April 1, 2006 to stockholders of record at the close of business on February 28, 2006. On January 1, 2006, the Company paid $105.8 million to stockholders for the $.14 per share dividend declared on October 11, 2005. Dividends in the first quarters of 2006 and 2005 were recorded as a reduction to additional paid-in-capital as the Company had an accumulated deficit balance.

The Company has not made any purchases under its stock purchase program during the three months ended March 31, 2006. For the three months ended March 31, 2005, on a trade date basis, the Company purchased approximately 19.6 million shares of its Class B Common Stock for $1.4 billion under its $8.0 billion stock purchase program.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

11)  COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

In connection with the Separation, Viacom Inc. has agreed to indemnify the Company with respect to obligations related to Blockbuster Inc., including certain Blockbuster store leases; certain UCI theatre leases; and certain theater leases related to W.F. Cinema Holdings L.P. and Grauman's Theatres LLC.

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $348.5 million at March 31, 2006 and are not recorded on the balance sheet as of March 31, 2006.

In the course of its business, the Company both provides and receives indemnities which are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable under generally accepted accounting principles.

Legal Matters

Shareholder Derivative Lawsuits and Demands.    Two shareholder derivative lawsuits, consolidated as In re Viacom Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions name each member of Former Viacom's Board of Directors, Messrs. Tom Freston and Leslie Moonves (each of whom were executive officers of Former Viacom), and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of Messrs. Redstone, Freston, and Moonves was excessive and unwarranted and challenging the independence of certain Former Viacom directors. Mr. Redstone is the Company's Executive Chairman of the Board of Directors and Founder and Mr. Moonves is the Company's President and Chief Executive Officer. Mr. Freston is Viacom Inc.'s President and Chief Executive Officer. Plaintiffs seek unspecified damages from the members of the Former Viacom Board of Directors for their alleged breach of fiduciary duties, disgorgement of the 2004 compensation paid to the officers of Former Viacom, equitable relief, and attorney fees and expenses. The Company moved to dismiss the complaints and oral argument was heard on February 16, 2006. No decision has been issued by the court. Any liabilities in this matter adverse to the Company and/or Viacom Inc. will be shared equally between the Company and Viacom Inc. The Company believes that the plaintiffs' positions in these actions are without merit and it intends to vigorously defend itself in the litigation.

The Company has received shareholder demands seeking access to books and records of the Company relating to executive compensation paid to Sumner M. Redstone, Tom Freston and Leslie Moonves, accompanied by statements that such demands are in furtherance of an investigation of possible mismanagement, self-dealing and corporate waste by directors and officers of Former Viacom. Another shareholder demand seeking access to books and records relates to the compensation of Sumner M. Redstone and Mel Karmazin (former Chief Operating Officer of Former Viacom). One of the demands also seeks access to books and records of the Company relating to Sumner M. Redstone's acquisition of a controlling interest in Midway Games Inc. The Company intends to comply with all reasonable requests. Under the Separation Agreement between the Company and Viacom Inc., liabilities in

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

connection with executive compensation claims relating to officers of Former Viacom are shared equally by the Company and Viacom Inc.

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

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2006, the Company had pending approximately 98,300 asbestos claims, as compared with approximately 101,170 as of December 31, 2005 and approximately 114,720 as of March 31, 2005. Of the claims pending as of March 31, 2006, approximately 62,620 were pending in state courts, 33,050 in federal courts and approximately 2,630 were third party claims. During the first quarter of 2006, the Company received approximately 1,970 new claims and closed or moved to an inactive docket approximately 4,840 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

Payola.    The Attorney General of the State of New York is conducting an investigation of record companies, radio stations and independent record promoters relating to the promotion and selection of music on radio stations, principally to determine whether radio stations have received undisclosed payments or other items of value that were tied to their decisions on what songs to play, a practice commonly known as "payola." In connection with this investigation, the Attorney General has entered into settlement agreements with Sony/BMG Music Entertainment and Warner Music Group Corp. The Attorney General has also filed a lawsuit against Entercom Communications Corp., which owns and

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

operates radio stations in the State of New York, alleging that various arrangements with record companies and independent record promoters are, inter alia, deceptive business practices under New York law. CBS Radio has provided information to the Attorney General and has otherwise cooperated with the investigation. However, if CBS Radio is unable to resolve this matter with the Attorney General, it is possible that the Attorney General will institute litigation. In addition, the FCC, based on a review of information provided to it by the Attorney General, has initiated its own investigation of whether certain arrangements between radio stations and record companies and independent record promoters constitute "payola" in violation of the Communications Act. The FCC has issued a Letter of Inquiry to CBS Radio and three other large radio companies requesting additional information about these practices. CBS Radio intends to cooperate with the FCC in this investigation and is in the process of gathering the information requested by the FCC.

Indecency Regulation.    On March 15, 2006, the FCC released certain decisions relating to indecency complaints against the CBS Television Network and certain of the Company's television stations. The FCC ruled in the Super Bowl proceeding and ordered the Company to pay a forfeiture of $550,000. The Company has asked the FCC to reconsider the Super Bowl decision. The FCC also notified the Company and certain affiliates of the CBS Television Network of apparent liability for forfeitures relating to a broadcast of the program Without a Trace. The FCC proposed to assess a forfeiture totaling $3.35 million for such matter; of that amount $260,000 is against certain owned and operated stations and the remainder is against stations affiliated with the CBS Television Network. The Company is contesting the FCC decisions and the proposed forfeitures.

On an ongoing basis, the Company defends itself in a multitude of lawsuits and proceedings and responds to various investigations and inquiries from federal, state and local authorities (collectively, "litigation"). Litigation is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the above-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. Under the Separation Agreement between the Company and Viacom Inc., Viacom Inc. has agreed to defend and indemnify the Company in certain litigation in which the Company is named.

12)  REPORTABLE SEGMENTS

The following tables set forth the Company's financial performance by reportable operating segment. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based upon products and services.

	Three Months Ended March 31,
	2006	2005

Revenues:
Television	$2,515.7	$2,395.1
Radio	434.5	462.8
Outdoor	452.2	429.1
Parks/Publishing	187.5	167.6
Eliminations	(8.1)	(6.8)

Total Revenues	$3,581.8	$3,447.8

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

The Company presents Segment operating income before depreciation and amortization ("Segment OIBDA") as the primary measure of profit and loss for its operating segments. The Company believes the presentation of Segment OIBDA is relevant and useful for the investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance.

	Three Months Ended March 31,
	2006	2005

Segment OIBDA:
Television	$423.7	$412.0
Radio	170.6	197.2
Outdoor	99.1	69.3
Parks/Publishing	3.9	(3.9)
Corporate	(27.7)	(18.9)
Residual costs	(35.3)	(29.7)
Depreciation and amortization	(123.1)	(120.9)

Operating Income	511.2	505.1

Interest expense	(144.3)	(175.1)
Interest income	12.6	3.0
Loss on early extinguishment of debt	(4.0)	—
Other items, net	(2.8)	39.7

Earnings from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	372.7	372.7
Provision for income taxes	(151.9)	(152.8)
Equity in earnings of affiliated companies, net of tax	6.0	5.2
Minority interest, net of tax	.1	(.1)

Net earnings from continuing operations	226.9	225.0
Net earnings from discontinued operations	—	360.0

Net Earnings	$226.9	$585.0

	Three Months Ended March 31,
	2006	2005

Operating Income (Loss):
Television	$382.8	$370.2
Radio	162.6	189.5
Outdoor	44.5	16.5
Parks/Publishing	(13.3)	(19.8)

Segment Total	576.6	556.4
Corporate	(30.1)	(21.6)
Residual costs	(35.3)	(29.7)

Total Operating Income	$511.2	$505.1

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2006	2005

Depreciation and Amortization:
Television	$40.9	$41.8
Radio	8.0	7.7
Outdoor	54.6	52.8
Parks/Publishing	17.2	15.9
Corporate	2.4	2.7

Total Depreciation and Amortization	$123.1	$120.9

	At March 31, 2006	At December 31, 2005

Total Assets:
Television	$20,199.6	$20,197.1
Radio	11,014.3	11,088.9
Outdoor	7,147.9	7,151.7
Parks/Publishing	1,895.3	1,901.1
Corporate	2,325.9	2,767.2
Eliminations	(79.7)	(76.4)

Total Assets	$42,503.3	$43,029.6

	Three Months Ended March 31,
	2006	2005

Capital Expenditures:
Television	$18.9	$17.5
Radio	9.5	8.5
Outdoor	16.4	13.7
Parks/Publishing	16.5	18.8
Corporate	1.2	—

Total Capital Expenditures	$62.5	$58.5

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

13)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CBS Operations Inc. is a wholly owned subsidiary of the Company. CBS Operations Inc. (formerly known as Viacom International Inc.) has fully and unconditionally guaranteed CBS Corp.'s senior debt securities (see Note 8). The following condensed consolidating financial statements present the results of operations, financial position and cash flows of CBS Corp., CBS Operations Inc., the direct and indirect Non-Guarantor Affiliates of CBS Corp. and CBS Operations Inc., and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Statement of Operations For the Three Months Ended March 31, 2006
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$36.6	$15.7	$3,529.5	$—	$3,581.8

Expenses:
Operating	19.6	8.0	2,269.4	—	2,297.0
Selling, general and administrative	43.7	41.4	565.3	.1	650.5
Depreciation and amortization	1.3	.7	121.1	—	123.1

Total expenses	64.6	50.1	2,955.8	.1	3,070.6

Operating income (loss)	(28.0)	(34.4)	573.7	(.1)	511.2
Interest expense, net	(165.4)	(65.6)	99.3	—	(131.7)
Loss on early extinguishment of debt	(4.0)	—	—	—	(4.0)
Other items, net	(29.1)	2.9	23.4	—	(2.8)

Earnings (loss) from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	(226.5)	(97.1)	696.4	(.1)	372.7
Benefit (provision) for income taxes	90.4	38.8	(281.1)	—	(151.9)
Equity in earnings of affiliated companies, net of tax	363.0	139.8	6.1	(502.9)	6.0
Minority interest, net of tax	—	—	.1	—	.1

Net earnings	$226.9	$81.5	$421.5	$(503.0)	$226.9

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Three Months Ended March 31, 2005
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$42.8	$11.3	$3,393.7	$—	$3,447.8

Expenses:
Operating	19.8	8.4	2,143.8	—	2,172.0
Selling, general and administrative	40.3	22.3	587.2	—	649.8
Depreciation and amortization	1.0	1.3	118.6	—	120.9

Total expenses	61.1	32.0	2,849.6	—	2,942.7

Operating income (loss)	(18.3)	(20.7)	544.1	—	505.1
Interest expense, net	(193.7)	(44.6)	66.2	—	(172.1)
Other items, net	57.2	11.1	.4	(29.0)	39.7

Earnings (loss) from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	(154.8)	(54.2)	610.7	(29.0)	372.7
Benefit (provision) for income taxes	61.8	23.9	(238.5)	—	(152.8)
Equity in earnings of affiliated companies, net of tax	678.0	185.8	5.8	(864.4)	5.2
Minority interest, net of tax	—	—	(.1)	—	(.1)

Net earnings from continuing operations	585.0	155.5	377.9	(893.4)	225.0
Net earnings from discontinued operations, net of tax	—	253.5	102.8	3.7	360.0

Net earnings	$585.0	$409.0	$480.7	$(889.7)	$585.0

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet At March 31, 2006
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$740.1	$.6	$546.1	$—	$1,286.8
Receivables, net	70.7	15.0	2,685.1	—	2,770.8
Programming and other inventory	6.5	6.1	787.7	—	800.3
Prepaid expenses and other current assets	122.3	89.9	1,130.6	(4.4)	1,338.4

Total current assets	939.6	111.6	5,149.5	(4.4)	6,196.3

Property and equipment	53.6	31.2	5,081.0	—	5,165.8
Less accumulated depreciation and amortization	15.4	16.4	1,929.0	—	1,960.8

Net property and equipment	38.2	14.8	3,152.0	—	3,205.0

Programming and other inventory	11.2	55.5	1,644.4	—	1,711.1
Goodwill	100.3	63.0	19,028.7	—	19,192.0
Intangible assets	—	—	10,513.9	—	10,513.9
Investments in consolidated subsidiaries	36,708.1	4,151.4	—	(40,859.5)	—
Other assets	254.3	27.6	1,403.1	—	1,685.0

Total Assets	$38,051.7	$4,423.9	$40,891.6	$(40,863.9)	$42,503.3

Liabilities and Stockholders' Equity
Accounts payable	$.9	$59.5	$419.5	$—	$479.9
Participants' share, residuals and royalties payable	—	5.9	798.3	—	804.2
Program Rights	8.3	7.7	1,035.5	—	1,051.5
Current portion of long-term debt	—	—	17.4	—	17.4
Accrued expenses and other	599.6	70.1	1,425.3	(4.7)	2,090.3

Total current liabilities	608.8	143.2	3,696.0	(4.7)	4,443.3

Long-term debt	6,968.9	—	116.4	—	7,085.3
Other liabilities	3,756.9	929.6	4,159.0	—	8,845.5
Intercompany payables	895.2	(4,850.4)	(8,801.9)	12,757.1	—
Minority interest	—	—	1.7	—	1.7
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	44,392.8	—	61,434.7	(61,347.7)	44,479.8
Retained earnings (deficit)	(17,671.6)	8,162.3	(21,195.1)	9,094.9	(21,609.5)
Accumulated other comprehensive income (loss)	(579.0)	(83.6)	216.7	23.4	(422.5)

	26,143.0	8,201.5	41,720.4	(53,616.3)	22,448.6
Less treasury stock, at cost	321.1	—	—	—	321.1

Total Stockholders' Equity	25,821.9	8,201.5	41,720.4	(53,616.3)	22,127.5

Total Liabilities and Stockholders' Equity	$38,051.7	$4,423.9	$40,891.6	$(40,863.9)	$42,503.3

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2005
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$1,153.0	$—	$502.3	$—	$1,655.3
Receivables, net	40.1	17.0	2,676.1	—	2,733.2
Programming and other inventory	7.0	7.4	961.9	—	976.3
Prepaid expenses and other current assets	222.9	70.3	1,151.7	(14.2)	1,430.7

Total current assets	1,423.0	94.7	5,292.0	(14.2)	6,795.5

Property and equipment	51.0	30.8	5,028.3	—	5,110.1
Less accumulated depreciation and amortization	14.1	15.0	1,848.2	—	1,877.3

Net property and equipment	36.9	15.8	3,180.1	—	3,232.8

Programming and other inventory	11.6	52.2	1,820.6	—	1,884.4
Goodwill	100.3	63.0	18,741.0	—	18,904.3
Intangible assets	—	—	10,514.2	—	10,514.2
Investments in consolidated subsidiaries	36,344.9	4,011.6	—	(40,356.5)	—
Other assets	266.2	23.2	1,409.0	—	1,698.4

Total Assets	$38,182.9	$4,260.5	$40,956.9	$(40,370.7)	$43,029.6

Liabilities and Stockholders' Equity
Accounts payable	$1.9	$119.1	$475.4	$—	$596.4
Participants' share, residuals and royalties payable	—	5.6	862.3	—	867.9
Program rights	8.7	9.3	844.4	—	862.4
Current portion of long-term debt	729.5	—	17.6	—	747.1
Accrued expenses and other	598.6	104.8	1,615.9	(14.5)	2,304.8

Total current liabilities	1,338.7	238.8	3,815.6	(14.5)	5,378.6

Long-term debt	7,037.2	—	116.0	—	7,153.2
Other liabilities	2,963.9	890.5	4,904.5	.2	8,759.1
Intercompany payables	1,387.8	(4,954.4)	(9,190.4)	12,757.0	—
Minority interest	—	—	1.7	—	1.7
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	44,217.4	—	61,434.8	(61,347.8)	44,304.4
Retained earnings (deficit)	(17,898.5)	8,080.8	(21,616.6)	9,597.9	(21,836.4)
Accumulated other comprehensive income (loss)	(530.1)	(118.0)	227.2	23.4	(397.5)

	25,789.6	8,085.6	41,309.5	(53,113.4)	22,071.3
Less treasury stock, at cost	334.3	—	—	—	334.3

Total Stockholders' Equity	25,455.3	8,085.6	41,309.5	(53,113.4)	21,737.0

Total Liabilities and Stockholders' Equity	$38,182.9	$4,260.5	$40,956.9	$(40,370.7)	$43,029.6

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Three Months Ended March 31, 2006
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow provided by (used for) operating activities	$(206.2)	$(121.1)	$975.1	$—	$647.8

Investing Activities:
Capital expenditures	—	(1.2)	(61.3)	—	(62.5)
Acquisitions, net of cash acquired	—	—	(58.4)	—	(58.4)
Net payments to Viacom Inc. related to the Separation	(106.9)	—	63.8	—	(43.1)
Other, net	—	—	.3	—	.3

Net cash flow used for investing activities	(106.9)	(1.2)	(55.6)		(163.7)

Financing Activities:
Repayment of notes	(754.8)	—	—	—	(754.8)
Repayments to banks, including commercial paper, net	—	—	(.4)	—	(.4)
Proceeds from exercise of stock options	17.7	—	—	—	17.7
Dividends	(105.8)	—	—	—	(105.8)
Payment of capital lease obligations	—	—	(3.7)	—	(3.7)
Purchase of Company common stock	(5.7)	—	—	—	(5.7)
Other, net	.1	—	—	—	.1
Increase (decrease) in intercompany payables	748.7	122.9	(871.6)	—	—

Net cash flow provided by (used for) financing activities	(99.8)	122.9	(875.7)	—	(852.6)

Net increase (decrease) in cash and cash equivalents	(412.9)	.6	43.8	—	(368.5)
Cash and cash equivalents at beginning of period	1,153.0	—	502.3	—	1,655.3

Cash and cash equivalents at end of period	$740.1	$.6	$546.1	$—	$1,286.8

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Three Months Ended March 31, 2005
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow provided by (used for) operating activities	$(373.1)	$97.6	$1,186.8	$—	$911.3

Investing Activities:
Capital expenditures	—	—	(58.5)	—	(58.5)
Acquisitions, net of cash acquired	—	—	(24.8)	—	(24.8)
Proceeds from sale of investments	101.5	2.2	3.2	—	106.9
Other, net	.4	—	4.6	—	5.0

Net cash flow provided by (used for) investing activities from continuing operations	101.9	2.2	(75.5)	—	28.6

Net cash flow used for investing activities attributable to discontinued operations	—	(12.9)	(20.7)	—	(33.6)

Net cash flow provided by (used for) investing activities	101.9	(10.7)	(96.2)	—	(5.0)

Financing Activities:
Repayment of notes	(16.9)	—	—	—	(16.9)
Borrowings from (repayments to) banks, including commercial paper, net	207.2	—	(.4)	—	206.8
Proceeds from exercise of stock options	56.3	—	—	—	56.3
Dividends	(116.2)	—	—	—	(116.2)
Payment of capital lease obligations	—	—	(3.4)	—	(3.4)
Purchase of Company common stock	(1,476.2)	—	—	—	(1,476.2)
Increase (decrease) in intercompany payables	1,106.6	(90.9)	(1,015.7)	—	—

Net cash flow used for financing activities from continuing operations	(239.2)	(90.9)	(1,019.5)	—	(1,349.6)

Net cash flow used for financing activities attributable to discontinued operations	—	(6.1)	(11.4)	—	(17.5)

Net cash flow used for financing activities	(239.2)	(97.0)	(1,030.9)	—	(1,367.1)

Net increase (decrease) in cash and cash equivalents	(510.4)	(10.1)	59.7	—	(460.8)
Cash and cash equivalents at beginning of period	569.2	11.2	347.8	—	928.2

Cash and cash equivalents at end of period	$58.8	$1.1	$407.5	$—	$467.4

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions)

Management's discussion and analysis of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Separation

The separation of former Viacom Inc. ("Former Viacom") into two publicly traded entities, CBS Corporation (the "Company" or "CBS Corp.") and new Viacom Inc. ("Viacom Inc.") was completed on December 31, 2005 (the "Separation"). As a result, each outstanding share of Former Viacom class A common stock was converted into .5 of a share of CBS Corp. Class A Common Stock and .5 of a share of Viacom Inc. class A common stock and each outstanding share of Former Viacom class B common stock was converted into .5 of a share of CBS Corp. Class B Common Stock and .5 of a share of Viacom Inc. class B common stock. All prior period share and per share data have been adjusted to reflect this conversion. The results of Viacom Inc. have been reflected as discontinued operations in 2005.

In connection with the Separation, CBS Corp. and Viacom Inc. entered into a separation agreement (the "Separation Agreement"). In accordance with the terms of the Separation Agreement, Viacom Inc. paid to the Company an estimated special dividend of $5.4 billion in December 2005. Pursuant to the provisions of the Separation Agreement, the estimated special dividend is subject to adjustment. On March 14, 2006, the Company submitted to Viacom Inc. an adjustment to increase the estimated special dividend in the amount of approximately $460 million. On May 5, 2006, Viacom Inc. paid to the Company the net undisputed amount of the dividend adjustment of $167 million plus net interest of $2.9 million. The remaining adjustment to increase the estimated special dividend in the amount of approximately $293 million is being disputed by Viacom Inc. and is subject to a resolution process specified in the Separation Agreement.

Consolidated Results of Operations

Three Months Ended March 31, 2006 versus Three Months Ended March 31, 2005

Revenues

For the three months ended March 31, 2006, revenues of $3.58 billion increased $134.0 million, or 4%, from $3.45 billion primarily driven by increases in television license fees and publishing revenues partially offset by a decrease in other revenues, primarily home entertainment.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

The table below presents the Company's consolidated revenues by type and the percentage and amount of contribution of each type of revenue to consolidated revenues, net of intercompany eliminations, for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
					Increase/(Decrease)
		Percentage of Total		Percentage of Total
Revenues by Type	2006		2005		$	%

Advertising sales	$2,565.5	72%	$2,578.0	75%	$(12.5)	—%
Television license fees	472.3	13	305.4	9	166.9	55
Affiliate fees	262.3	7	248.3	7	14.0	6
Publishing	181.1	5	158.7	5	22.4	14
Other	100.6	3	157.4	4	(56.8)	(36)

Total Revenues	$3,581.8	100%	$3,447.8	100%	$134.0	4%

Advertising sales for the first quarter of 2006 decreased $12.5 million to $2.57 billion, reflecting a decrease at Radio partially offset by growth at Outdoor. Outdoor advertising growth reflected a 10% increase in North American properties, primarily from U.S. billboards. Radio advertising revenues decreased 6% reflecting a decrease in average unit rates and units sold. Television advertising revenues were relatively flat.

Television license fees for the first quarter of 2006 increased $166.9 million, or 55%, to $472.3 million due to the second cycle domestic syndication of Frasier in the first quarter of 2006.

Affiliate fees for the first quarter of 2006 increased $14.0 million, or 6%, to $262.3 million primarily driven by rate increases at Showtime Networks as well as the inclusion of the results of CSTV Networks since its acquisition in January 2006.

Publishing revenues increased $22.4 million, or 14%, to $181.1 million in the first quarter of 2006 primarily driven by growth in the Adult group due to contributions from top-selling titles.

Other revenues, which include parks operations, ancillary fees for Television and Radio operations, digital media and home entertainment revenues, decreased $56.8 million, or 36%, to $100.6 million primarily reflecting a decrease in home entertainment revenues.

International Revenues

The Company generated approximately 11% of its consolidated revenues from international regions for the three months ended March 31, 2006 and 10% from international regions for the same 2005 period.

Three Months Ended March 31,	2006	Percentage of Total	2005	Percentage of Total

United Kingdom	$117.3	31%	$96.6	27%
Other Europe	132.9	35	149.3	42
Canada	63.1	17	54.4	15
All other	65.0	17	59.2	16

Total International Revenues	$378.3	100%	$359.5	100%

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Operating Expenses

The table below presents the Company's consolidated operating expenses by type:

	Three Months Ended March 31,
					Increase/(Decrease)
		Percentage of Total		Percentage of Total
Operating Expenses by Type	2006		2005		$	%

Programming	$1,003.4	44%	$1,009.5	46%	$(6.1)	(1)%
Production	699.1	30	565.9	26	133.2	24
Outdoor operations	270.1	12	273.5	13	(3.4)	(1)
Publishing operations	127.2	5	116.0	5	11.2	10
Other	197.2	9	207.1	10	(9.9)	(5)

Total Operating Expenses	$2,297.0	100%	$2,172.0	100%	$125.0	6%

For the three months ended March 31, 2006, operating expenses increased $125.0 million, or 6%, to $2.30 billion versus the same prior-year period.

Programming expenses decreased $6.1 million, or 1%, to $1.00 billion reflecting lower program costs at Radio and lower costs associated with primetime series at the broadcast networks.

Production expenses increased $133.2 million, or 24%, to $699.1 million principally reflecting higher costs relating to the first quarter 2006 domestic syndication of Frasier, increased production of network series and the acquisition of CSTV Networks.

Outdoor operations costs decreased $3.4 million, or 1%, to $270.1 million, reflecting the favorable impact of foreign exchange as well as lower transit lease costs resulting in part from the exit from low margin transit contracts. These decreases were partially offset by higher posting and billboard lease costs.

Publishing operations costs increased $11.2 million, or 10%, to $127.2 million, reflecting higher cost of book sales associated with the increase in revenues.

Other operating expenses decreased $9.9 million, or 5%, to $197.2 million, reflecting lower distribution costs for television product and lower parks operations costs, partially offset by higher compensation and increased costs associated with digital media.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, increased slightly to $650.5 million for the three months ended March 31, 2006 from $649.8 million for the same 2005 period primarily reflecting higher employee-related expenses, including stock option expense, and the inclusion of the results of CSTV Networks, partially offset by the absence of a 2005 impairment charge on the sale of two television stations and lower advertising expense. Pension and post-retirement benefits increased $16.2 million to $60.3 million in the first quarter of 2006 from $44.1 million in the comparable prior-year period primarily due to an increase in pension costs from the recognition of higher actuarial losses from the change in mortality rate assumption, lower than expected plan asset performance in 2005, as well as settlement costs related to an international pension plan partially offset by lower postretirement benefit costs reflecting the effect of a Medicare Part D subsidy. SG&A expenses as a percentage of revenues decreased to 18% in the first quarter of 2006 from 19% in the same prior-year period.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on grant-date fair value of the award. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. Total expenses in the first quarter of 2006 included a pre-tax expense of $8.5 million for the expensing of stock options resulting from the adoption of SFAS 123R.

Depreciation and Amortization

For the three months ended March 31, 2006, depreciation and amortization increased 2% to $123.1 million from $120.9 million in the same prior-year period.

Interest Expense

For the three months ended March 31, 2006, interest expense decreased 18% to $144.3 million primarily due to lower debt balances in 2006. In the fourth quarter of 2005, the Company received from Viacom Inc. a $5.4 billion special cash dividend as a result of the Separation, which was used by the Company to repay outstanding commercial paper, debt outstanding under revolving credit facilities and certain fixed rate debt upon maturity in January 2006. In addition, certain fixed rate debt was repaid during 2005, upon maturity. The Company had approximately $7.19 billion and $10.11 billion of principal amount of debt outstanding (including current maturities) as of March 31, 2006 and 2005, respectively, at weighted average interest rates of 7.0% and 6.6%, respectively.

Interest Income

For the three months ended March 31, 2006, interest income increased $9.6 million to $12.6 million from $3.0 million in the same prior-year period primarily due to increased cash and cash equivalents.

Loss on Early Extinguishment of Debt

For the three months ended March 31, 2006, "Loss on Early Extinguishment of Debt" of $4.0 million reflects losses recognized upon the early redemption of $52.2 million of the Company's 7.7% senior notes due 2010.

Other Items, Net

For the three months ended March 31, 2006, "Other items, net" reflected a net loss of $2.8 million principally reflecting losses of $7.0 million associated with securitizing trade receivables partially offset by foreign exchange gains of $4.2 million. For the three months ended March 31, 2005, "Other items, net" of $39.7 million principally reflected a gain of $64.6 million from the sale of Marketwatch.com, Inc. partially offset by a non-cash charge of $26.5 million associated with other-than-temporary declines in the Company's investments.

Provision for Income Taxes

The provision for income taxes for continuing operations (exclusive of income tax on equity in earnings of affiliates and minority interest) was $151.9 million for the three months ended March 31, 2006, compared with $152.8 million for the three months ended March 31, 2005. The Company's effective tax rate for continuing operations was 40.8% for the three months ended March 31, 2006, compared to 41.0% for the three months ended March 31, 2005.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Equity in Earnings of Affiliated Companies, Net of Tax

"Equity in earnings of affiliated companies, net of tax" reflects the operating results of the Company's equity investments, primarily Westwood One Inc. ("Westwood One").

Minority Interest, Net of Tax

Minority interest primarily represents the minority ownership of certain international entities.

Net Earnings from Discontinued Operations

For 2005, the businesses of Viacom Inc. have been presented as discontinued operations in the Company's Consolidated Financial Statements.

Net Earnings

The Company reported net earnings of $226.9 million for the three months ended March 31, 2006 versus net earnings of $585.0 million for the three months ended March 31, 2005. First quarter 2006 net earnings reflected 4% revenue growth and 1% operating income growth, which were more than offset by earnings from discontinued operations recorded in the same prior-year period.

Segment Results of Operations

The following tables present the Company's revenues, Segment operating income before depreciation and amortization ("Segment OIBDA"), operating income and depreciation and amortization by segment, for the three months ended March 31, 2006 and 2005, respectively.

	Three Months Ended March 31,
	2006	2005

Revenues:
Television	$2,515.7	$2,395.1
Radio	434.5	462.8
Outdoor	452.2	429.1
Parks/Publishing	187.5	167.6
Eliminations	(8.1)	(6.8)

Total Revenues	$3,581.8	$3,447.8

Management's Discussion and Analysis of
Results of Operations and Financial Condition

	Three Months Ended March 31,
	2006	2005

Segment OIBDA (a):
Television	$423.7	$412.0
Radio	170.6	197.2
Outdoor	99.1	69.3
Parks/Publishing	3.9	(3.9)
Corporate	(27.7)	(18.9)
Residual costs	(35.3)	(29.7)
Depreciation and amortization	(123.1)	(120.9)

Operating Income	$511.2	$505.1

Operating Income (Loss):
Television	$382.8	$370.2
Radio	162.6	189.5
Outdoor	44.5	16.5
Parks/Publishing	(13.3)	(19.8)
Corporate	(30.1)	(21.6)
Residual costs	(35.3)	(29.7)

Total Operating Income	$511.2	$505.1

Depreciation and Amortization:
Television	$40.9	$41.8
Radio	8.0	7.7
Outdoor	54.6	52.8
Parks/Publishing	17.2	15.9
Corporate	2.4	2.7

Total Depreciation and Amortization	$123.1	$120.9

    (a)  The Company presents Segment OIBDA as the primary measure of profit and loss for its operating segments in accordance with SFAS 131 "Disclosure about Segments of an Enterprise and Related Information (SFAS 131"). The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA to the Company's consolidated Net Earnings is presented in Note 12 (Reportable Segments) to the Consolidated Financial Statements.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Television (CBS and UPN Television Networks and Stations; Television Production and Syndication, Showtime Networks Inc. ("Showtime Networks") and CSTV Networks, Inc. ("CSTV Networks"))

(Contributed 70% of consolidated revenues for the three months ended March 31, 2006 versus 69% for the prior-year period.)

	Three Months Ended March 31,
	2006	2005

Revenues	$2,515.7	$2,395.1

OIBDA	$423.7	$412.0
Depreciation and amortization	(40.9)	(41.8)

Operating income (OI)	$382.8	$370.2

OI as a % of revenues	15%	15%
Capital expenditures	$18.9	$17.5

For the three months ended March 31, 2006, Television revenues increased $120.6 million, or 5%, to $2.52 billion principally due to 55% higher television license fee and 6% higher affiliate fee revenues partially offset by lower home entertainment revenues. The increase in television license fee revenues was principally due to the second cycle domestic syndication of Frasier in the first quarter of 2006 and higher foreign syndication revenues. Affiliate fees increased 6% reflecting rate increases at Showtime Networks and the inclusion of the results of CSTV Networks since its acquisition in January 2006. Advertising revenues remained relatively flat as a 3% increase at the Stations group, driven by strong political sales and increases in sports, was offset by a 1% decline at the CBS/UPN networks.

For the three months ended March 31, 2006, operating income increased $12.6 million, or 3%, to $382.8 million and OIBDA increased $11.7 million, or 3%, to $423.7 million principally due to the revenue increases noted above, partially offset by 5% higher expenses. Operating expenses increased 7%, or $122.9 million, to $1.79 billion, principally due to higher costs relating to the second-cycle domestic syndication of Frasier and increased production of network series. SG&A expenses decreased 4%, or $14.0 million, to $301.9 million primarily due to lower advertising and promotion expenses, partially offset by the inclusion of $3.5 million of stock option expense from the adoption of SFAS 123R in 2006. Operating income as a percentage of revenues was 15% in the first quarter of 2006 and 2005.

On January 5, 2006, the Company completed the acquisition of CSTV Networks, a cable network and online digital sports media company, for a purchase price of approximately $325 million, comprised of 10.2 million shares of CBS Corp. Class B Common Stock and $52 million in cash. The results of CSTV Networks have been included in the Television segment since its date of acquisition.

In January 2006, the Company announced a 50%/50% joint venture with Warner Bros. Entertainment to form a new broadcast network, The CW, expected to launch in Fall 2006. UPN plans to cease broadcasting its network schedule at the conclusion of the 2005/2006 broadcast season in September 2006.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Radio (CBS Radio)

(Contributed 12% of consolidated revenues for the three months ended March 31, 2006 versus 13% for the prior-year period.)

	Three Months Ended March 31,
	2006	2005

Revenues	$434.5	$462.8

OIBDA	$170.6	$197.2
Depreciation and amortization	(8.0)	(7.7)

Operating income (OI)	$162.6	$189.5

OI as a % of revenues	37%	41%
Capital expenditures	$9.5	$8.5

For the three months ended March 31, 2006, Radio revenues decreased $28.3 million, or 6%, to $434.5 million reflecting weakness in the radio advertising market as well as the impact of programming changes at 27 owned radio stations. Advertising revenues decreased 6% reflecting a 4% decrease in average unit rate and a 3% decrease in units sold. Radio receives affiliation fees as well as programming cost reimbursements and consideration for management services provided to Westwood One, an affiliated company. Revenues from these arrangements were approximately $15.4 million and $16.2 million for the three months ended March 31, 2006 and 2005, respectively.

For the three months ended March 31, 2006, operating income decreased $26.9 million, or 14%, to $162.6 million and OIBDA decreased $26.6 million, or 13%, to $170.6 million due to the revenue decline noted above, partially offset by slightly lower expenses. Operating expenses decreased $.6 million, or 1%, primarily due to lower programming costs. SG&A expenses decreased $1.2 million, or 1%, as higher marketing costs for morning programming and new formats were more than offset by lower general and administrative expenses. Operating income as a percentage of revenues was 37% in the first quarter of 2006 versus 41% in the prior-year period.

Outdoor (CBS Outdoor)

(Contributed 13% of consolidated revenues for the three months ended March 31, 2006 versus 12% for the prior-year period.)

	Three Months Ended March 31,
	2006	2005

Revenues	$452.2	$429.1

OIBDA	$99.1	$69.3
Depreciation and amortization	(54.6)	(52.8)

Operating income (OI)	$44.5	$16.5

OI as a % of revenues	10%	4%
Capital expenditures	$16.4	$13.7

For the three months ended March 31, 2006, Outdoor revenues increased $23.1 million, or 5%, to $452.2 million reflecting a 10% increase in North American properties partially offset by a 4% decline in Europe. North American properties reflected revenue growth of 10% in the U.S., 28% in Mexico

Management's Discussion and Analysis of
Results of Operations and Financial Condition

and 9% in Canada. Canada and Mexico benefited from the favorable impact of foreign exchange, while European revenues were negatively impacted by foreign exchange. The negative impact of foreign exchange rates on revenues across all international properties was approximately $11 million. In constant dollars, Outdoor revenues increased 8%, with growth of 4% in Europe. Approximately 45% and 47% of Outdoors' revenues were generated from international regions for the three months ended March 31, 2006 and 2005, respectively.

For the three months ended March 31, 2006, operating income increased $28.0 million to $44.5 million and OIBDA increased 43% to $99.1 million driven by higher revenues as well as slightly lower expenses. Operating expenses decreased $3.4 million, or 1%, primarily reflecting the favorable impact of foreign exchange as well as lower transit lease costs, due in part to the exit from low margin transit contracts. These decreases were partially offset by higher posting and billboard lease costs. SG&A expenses decreased $3.4 million, or 4%, reflecting the favorable impact of foreign exchange and lower bad debt expense partially offset by higher compensation expense. Outdoor operating income as a percentage of revenues was 10% for the first quarter of 2006 versus 4% in the first quarter of 2005.

Parks/Publishing (Theme Parks Operations and Consumer Book Publishing)

(Contributed 5% of consolidated revenues for each of the three months ended March 31, 2006 and 2005.)

	Three Months Ended March 31,
	2006	2005

Revenues	$187.5	$167.6

OIBDA	$3.9	$(3.9)
Depreciation and amortization	(17.2)	(15.9)

Operating loss	$(13.3)	$(19.8)

Capital expenditures	$16.5	$18.8

For the three months ended March 31, 2006, Parks/Publishing revenues increased $19.9 million, or 12%, to $187.5 million reflecting 14% higher Publishing revenues led by top-selling 2006 titles, including Two Little Girls in Blue by Mary Higgins Clark and Cell by Stephen King. Parks revenues decreased $2.6 million reflecting fewer operating days at the parks in the first quarter of 2006.

For the three months ended March 31, 2006, Parks/Publishing reported an operating loss of $13.3 million versus an operating loss of $19.8 million for the same prior-year period and OIBDA increased to $3.9 million from a loss of $3.9 million. Operating expenses increased $5.8 million, or 5%, reflecting a 10% increase at Publishing driven by the increase in revenues, partially offset by a decline at Parks due to fewer operating days compared to the first quarter of 2005. SG&A expenses increased $6.2 million, or 14%, driven by a 22% increase at Publishing, reflecting higher employee-related costs and higher advertising and selling expenses.

In January 2006, the Company announced its intention to divest Paramount Parks. The Company expects to complete the divestiture in the second half of 2006.

Financial Position

Current assets decreased $599.2 million to $6.20 billion at March 31, 2006 from $6.80 billion at December 31, 2005 primarily due to decreases in cash and cash equivalents of $368.5 million and

Management's Discussion and Analysis of
Results of Operations and Financial Condition

programming and other inventory of $176.0 million. The decrease in cash and cash equivalents primarily reflects repayment of debt, partially offset by cash flow provided by operations. The decrease in programming and other inventory reflected lower program rights at broadcast networks. The allowance for doubtful accounts as a percentage of receivables was 5.0% at March 31, 2006 compared with 5.1% at December 31, 2005.

Net property and equipment decreased $27.8 million to $3.21 billion at March 31, 2006 from $3.23 billion at December 31, 2005 primarily reflecting depreciation expense of $98.6 million partially offset by capital expenditures of $62.5 million and additional property and equipment from acquisitions of $8.4 million.

Current liabilities decreased $935.3 million to $4.44 billion at March 31, 2006 from $5.38 billion at December 31, 2005 primarily due to a decrease in current portion of long-term debt due to the repayment of senior notes. Accounts payable and accrued expenses and other current liabilities also decreased due to the timing of payments, partially offset by increased sports program rights obligations at CBS/UPN networks.

Cash Flows

Cash and cash equivalents decreased by $368.5 million for the three months ended March 31, 2006. The change in cash and cash equivalents was as follows:

	Three Months Ended March 31,
	2006	2005

Cash provided by operating activities from:
Continuing operations	$647.8	$582.8
Discontinued operations	—	328.5

Cash provided by operating activities	647.8	911.3

Cash (used for) provided by investing activities from:
Continuing operations	(163.7)	28.6
Discontinued operations	—	(33.6)

Cash used for investing activities	(163.7)	(5.0)

Cash used for financing activities from:
Continuing operations	(852.6)	(1,349.6)
Discontinued operations	—	(17.5)

Cash used for financing activities	(852.6)	(1,367.1)

Net decrease in cash and cash equivalents	$(368.5)	$(460.8)

Operating Activities.    Cash provided by operating activities from continuing operations of $647.8 million for the three months ended March 31, 2006 increased $65.0 million, or 11%, from $582.8 million in the same prior-year period reflecting higher cash inflows from net changes in operating assets and liabilities.

Cash paid for income taxes from continuing operations for the three months ended March 31, 2006 was $53.2 million versus $61.9 million for the three months ended March 31, 2005.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Investing Activities.    Cash used for investing activities of $163.7 million for the three months ended March 31, 2006 principally reflected capital expenditures of $62.5 million and acquisitions of $58.4 million, primarily consisting of the acquisition of CSTV Networks, and net payments to Viacom Inc. related to the Separation of $43.1 million. Capital expenditures increased $4.0 million or 7%, reflecting increased investment across various divisions of the Company. Cash provided by investing activities from continuing operations of $28.6 million for the three months ended March 31, 2005 principally reflected proceeds from the sale of investments of $106.9 million, primarily reflecting the sale of Marketwatch.com, Inc., partially offset by capital expenditures of $58.5 million and acquisitions of $24.8 million, primarily consisting of the acquisitions of Outdoor businesses as well as additional payments for SportsLine.com, Inc.

Financing Activities.    Cash used for financing activities of $852.6 million for the three months ended March 31, 2006 principally reflected the repayment of notes of $754.8 million and dividend payments of $105.8 million, partially offset by proceeds from the exercise of stock options of $17.7 million. Cash used for financing from continuing operations of $1.35 billion for the three months ended March 31, 2005 primarily reflected the purchase of Company common stock of $1.48 billion and dividend payments of $116.2 million, partially offset by the net proceeds from bank borrowings of $206.8 million and cash proceeds from the exercise of stock options of $56.3 million.

Cash Dividends and Share Purchase Program

On January 1, 2006, the Company paid $105.8 million in cash dividends to stockholders for the $.14 per share dividend declared on October 11, 2005. On January 25, 2006, the Company declared a quarterly cash dividend of $.16 per share on CBS Corp. Class A and Class B Common Stock. The dividend of $122.2 million was paid on April 1, 2006 to stockholders of record at the close of business on February 28, 2006.

The Company has not made any purchases under its stock purchase program during the three months ended March 31, 2006. For the three months ended March 31, 2005, on a trade date basis, the Company purchased approximately 19.6 million shares of its Class B Common Stock for $1.4 billion under its $8.0 billion stock purchase program.

Capital Structure

The following table sets forth the Company's long-term debt:

	At March 31, 2006	At December 31, 2005

Notes payable to banks	$6.8	$7.2
Senior debt (4.625% – 8.875% due 2006 – 2051)	7,051.9	7,919.9
Other notes	1.0	1.0
Obligations under capital leases	126.0	125.4

Total debt	7,185.7	8,053.5
Less discontinued operations debt (a)	83.0	153.2
Less current portion of long-term debt	17.4	747.1

Total long-term debt from continuing operations, net of current portion	$7,085.3	$7,153.2

  (a)
  Included in "Other liabilities" on the Consolidated Balance Sheets.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

The Company's total debt includes (i) an aggregate unamortized premium of $31.0 million and $31.8 million and (ii) the decrease in the carrying value of the debt, since inception, relating to fair value hedges of $23.6 million and $8.5 million for the periods ended March 31, 2006 and December 31, 2005, respectively.

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. (formerly known as Viacom International Inc.) Senior debt in the amount of $52.2 million in the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

On January 30, 2006, the Company redeemed, at maturity, all of the outstanding 6.4% senior notes for $800.0 million.

During the first quarter of 2006, the Company repurchased $52.2 million of its 7.7% senior notes due 2010 resulting in a loss on early extinguishment of debt of $4.0 million. In April 2006, the Company repurchased $50.0 million of its 6.625% senior notes due 2011.

Credit Facility

As of March 31, 2006, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"), primarily to support commercial paper borrowings. At March 31, 2006, the Company had no commercial paper borrowings and was in compliance with all covenants under the Credit Facility, including the requirement that the Company maintain a minimum coverage ratio. As of March 31, 2006, the remaining availability under this Credit Facility, net of outstanding letters of credit was $2.75 billion.

Accounts Receivable Securitization Programs

As of March 31, 2006, the Company had an aggregate of $550.0 million outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from these programs were used to reduce outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs meet certain performance ratios. As of March 31, 2006, the Company was in compliance with the required ratios under the receivable securitization programs.

Liquidity and Capital Resources

The Company believes that its operating cash flows ($647.8 million for the three months ended March 31, 2006), cash and cash equivalents ($1.29 billion at March 31, 2006), borrowing capacity under its committed bank facility (which consisted of unused revolving Credit Facility of $2.75 billion at March 31, 2006), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments and its financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film operations, and talent contracts will come primarily from cash flow from operations.

The Company continually projects anticipated cash requirements, which include capital expenditures, dividends, acquisitions, and principal payments on its outstanding indebtedness, as well as cash flows generated from operating activity available to meet these needs. Any net cash funding requirements are financed with short-term borrowings (primarily commercial paper) and long-term debt. Commercial paper borrowings, which also accommodate day-to-day changes in funding requirements, are backed by

Management's Discussion and Analysis of
Results of Operations and Financial Condition

a committed bank facility that may be utilized in the event that commercial paper borrowings are not available. The Company's credit position affords sufficient access to the capital markets to meet the Company's financial requirements.

The Company anticipates that future debt maturities will be funded with cash and cash equivalents and cash flows generated from operating activities and other debt financing. There are no provisions in any of the Company's material financing agreements that would cause an acceleration of the obligation in the event of a downgrade in the Company's debt ratings.

The Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock and warrants of CBS Corp. that may be issued for aggregate gross proceeds of $5.0 billion. The registration statement was first declared effective on January 8, 2001. The net proceeds from the sale of the offered securities may be used by CBS Corp. for general corporate purposes, including repayment of borrowings, working capital and capital expenditures; or for such other purposes as may be specified in the applicable prospectus supplement. To date, the Company has issued $2.385 billion of securities under the shelf registration statement.

Voluntary Exchange Offer

On May 3, 2006, the Company commenced a program (the "Voluntary Exchange Offer") under which the Company is offering its eligible employees the voluntary opportunity to tender their employee stock options to purchase CBS Corp. Class B Common Stock in exchange for restricted shares (for eligible employees who are subject to United States income tax) or restricted share units (for other eligible employees) of CBS Corp. Class B Common Stock having a value equal to 75% of the fair value, determined using a Black-Scholes methodology, of the options tendered. As of April 28, 2006, there were options to purchase 95,698,884 shares of CBS Corp. Class B Common Stock that were outstanding and eligible to participate in the Voluntary Exchange Offer. All stock options eligible for the Voluntary Exchange Offer were awarded prior to the Separation. Employees who participate in the Voluntary Exchange Offer will make separate tendering decisions with respect to all of their stock options that are out-of-the-money and all of those that are in-the-money depending on whether the exercise price of the option is equal to or greater than or less than $24.9340. The Voluntary Exchange Offer will expire at midnight on May 31, 2006, unless the Company extends it. The Company may, at its discretion, extend the Voluntary Exchange Offer at any time. The Company does not expect the Voluntary Exchange Offer to have a material impact on the Company's financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

In connection with the Separation, Viacom Inc. has agreed to indemnify the Company with respect to obligations related to Blockbuster Inc., including certain Blockbuster store leases; certain UCI theatre leases; and certain theater leases related to W.F. Cinema Holdings L.P. and Grauman's Theatres LLC.

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $348.5 million at March 31, 2006 and are not recorded on the balance sheet as of March 31, 2006.

In the course of its business, the Company both provides and receives indemnities which are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable for various obligations of a business that has been divested in the event that

Management's Discussion and Analysis of
Results of Operations and Financial Condition

a third party does not live up to its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable under generally accepted accounting principles.

Legal Matters

Shareholder Derivative Lawsuits and Demands.    Two shareholder derivative lawsuits, consolidated as In re Viacom Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions name each member of Former Viacom's Board of Directors, Messrs. Tom Freston and Leslie Moonves (each of whom were executive officers of Former Viacom), and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of Messrs. Redstone, Freston, and Moonves was excessive and unwarranted and challenging the independence of certain Former Viacom directors. Mr. Redstone is the Company's Executive Chairman of the Board of Directors and Founder and Mr. Moonves is the Company's President and Chief Executive Officer. Mr. Freston is Viacom Inc.'s President and Chief Executive Officer. Plaintiffs seek unspecified damages from the members of the Former Viacom Board of Directors for their alleged breach of fiduciary duties, disgorgement of the 2004 compensation paid to the officers of Former Viacom, equitable relief, and attorney fees and expenses. The Company moved to dismiss the complaints and oral argument was heard on February 16, 2006. No decision has been issued by the court. Any liabilities in this matter adverse to the Company and/or Viacom Inc. will be shared equally between the Company and Viacom Inc. The Company believes that the plaintiffs' positions in these actions are without merit and it intends to vigorously defend itself in the litigation.

The Company has received shareholder demands seeking access to books and records of the Company relating to executive compensation paid to Sumner M. Redstone, Tom Freston and Leslie Moonves, accompanied by statements that such demands are in furtherance of an investigation of possible mismanagement, self-dealing and corporate waste by directors and officers of Former Viacom. Another shareholder demand seeking access to books and records relates to the compensation of Sumner M. Redstone and Mel Karmazin (former Chief Operating Officer of Former Viacom). One of the demands also seeks access to books and records of the Company relating to Sumner M. Redstone's acquisition of a controlling interest in Midway Games Inc. The Company intends to comply with all reasonable requests. Under the Separation Agreement between the Company and Viacom Inc., liabilities in connection with executive compensation claims relating to officers of Former Viacom are shared equally by the Company and Viacom Inc.

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

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of

Management's Discussion and Analysis of
Results of Operations and Financial Condition

March 31, 2006, the Company had pending approximately 98,300 asbestos claims, as compared with approximately 101,170 as of December 31, 2005 and approximately 114,720 as of March 31, 2005. Of the claims pending as of March 31, 2006, approximately 62,620 were pending in state courts, 33,050 in federal courts and approximately 2,630 were third party claims. During the first quarter of 2006, the Company received approximately 1,970 new claims and closed or moved to an inactive docket approximately 4,840 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at March 31, 2006. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

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

Payola.    The Attorney General of the State of New York is conducting an investigation of record companies, radio stations and independent record promoters relating to the promotion and selection of music on radio stations, principally to determine whether radio stations have received undisclosed payments or other items of value that were tied to their decisions on what songs to play, a practice commonly known as "payola." In connection with this investigation, the Attorney General has entered into settlement agreements with Sony/BMG Music Entertainment and Warner Music Group Corp. The Attorney General has also filed a lawsuit against Entercom Communications Corp., which owns and operates radio stations in the State of New York, alleging that various arrangements with record companies and independent record promoters are, inter alia, deceptive business practices under New York law. CBS Radio has provided information to the Attorney General and has otherwise cooperated with the investigation. However, if CBS Radio is unable to resolve this matter with the Attorney General, it is possible that the Attorney General will institute litigation. In addition, the FCC, based on a review of information provided to it by the Attorney General, has initiated its own investigation of whether certain arrangements between radio stations and record companies and independent record promoters constitute "payola" in violation of the Communications Act. The FCC has issued a Letter of Inquiry to CBS Radio and three other large radio companies requesting additional information about

Management's Discussion and Analysis of
Results of Operations and Financial Condition

these practices. CBS Radio intends to cooperate with the FCC in this investigation and is in the process of gathering the information requested by the FCC.

Indecency Regulation.    On March 15, 2006, the FCC released certain decisions relating to indecency complaints against the CBS Television Network and certain of the Company's television stations. The FCC ruled in the Super Bowl proceeding and ordered the Company to pay a forfeiture of $550,000. The Company has asked the FCC to reconsider the Super Bowl decision. The FCC also notified the Company and certain affiliates of the CBS Television Network of apparent liability for forfeitures relating to a broadcast of the program Without a Trace. The FCC proposed to assess a forfeiture totaling $3.35 million for such matter; of that amount $260,000 is against certain owned and operated stations and the remainder is against stations affiliated with the CBS Television Network. The Company is contesting the FCC decisions and the proposed forfeitures.

On an ongoing basis, the Company defends itself in a multitude of lawsuits and proceedings and responds to various investigations and inquiries from federal, state and local authorities (collectively, "litigation"). Litigation is inherently uncertain and always difficult to predict. However, based on its understanding and evaluation of the relevant facts and circumstances, the Company believes that the above-described legal matters and other litigation to which it is a party are not likely, in the aggregate, to have a material adverse effect on its results of operations, financial position or cash flows. Under the Separation Agreement between the Company and Viacom Inc., Viacom Inc. has agreed to defend and indemnify the Company. in certain litigation in which the Company is named.

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as the Executive Chairman of the Board of Directors for both CBS Corp. and Viacom Inc. At March 31, 2006, NAI beneficially owned CBS Corp.'s Class A Common Stock, representing approximately 73% of the voting power of all classes of CBS Corp.'s Common Stock, and approximately 11% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain television products on behalf of CBS Television and Showtime Networks in the home entertainment market. Simon & Schuster and Paramount Parks are also involved in transactions with Viacom Inc. that have not been material in any of the periods presented. CBS Corp.'s total revenues from these transactions were $15.4 million and $28.9 million for the three months ended March 31, 2006 and 2005, respectively.

CBS Corp., through Showtime Networks and CBS Television, purchases motion picture programming from Viacom Inc., primarily Paramount Pictures. The costs of these purchases are initially recorded as inventory and amortized over the life of the contract or projected useful life of the programming. In addition, CBS Corp. places advertisements with various subsidiaries of Viacom Inc. The total purchases from these transactions were $32.8 million and $32.7 million for the three months ended March 31, 2006 and 2005, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected in CBS Corp.'s Consolidated Balance Sheets:

	At March 31, 2006	At December 31, 2005

Amounts due from Viacom Inc.
Receivables	$203.0	$235.8
Other assets (Receivables, noncurrent)	185.9	225.2

Total amounts due from Viacom Inc.	$388.9	$461.0

Amounts due to Viacom Inc.
Accounts payable	$7.3	$3.4
Program rights	54.9	64.7
Other liabilities (Program rights, noncurrent)	47.0	41.2

Total amounts due to Viacom Inc.	$109.2	$109.3

Other Related Parties.    The Company owned approximately 18% of Westwood One as of March 31, 2006, which is accounted for as an equity investment. Most of CBS Radio's stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's radio programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and consideration for management services provided to Westwood One. CBS Television also enters into programming agreements with Westwood One. Revenues from these arrangements were approximately $20.5 million and $20.9 million for the three months ended March 31, 2006 and 2005, respectively.

Critical Accounting Policies

On January 1, 2006, the Company adopted SFAS 123R which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on grant-date fair value of the award. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R using the modified-prospective application method and accordingly, recognizes compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company recognizes the unvested portion of the grant-date fair value of awards made prior to the adoption based on the fair values previously calculated for disclosure purposes. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model requires management to make significant judgments and estimates. The use of different assumptions and estimates in the Black-Scholes option pricing model could have a material impact on the estimated fair value of option grants and the related expense. The expected stock price volatility was determined using a combination of the historical volatility, implied volatility of traded options and forward-looking estimates of volatility provided by third party financial institutions. The risk free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term was based on the application of the simplified method provided in SEC Staff Accounting Bulletin No. 107. The expected dividend yield for 2006 is based on the current annual dividend rate of $.64 per share.

See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, for a discussion for the companies other critical accounting policies.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q, including "Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company's programming; changes in technology and its effect on competition in the Company's markets; whether the Company will achieve results anticipated by the Separation; changes in the federal communications laws and regulations; the impact of piracy on the Company's products; the impact of consolidation in the market for the Company's programming; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company's businesses generally; and other factors described in the Company's news releases and filings made under the securities laws, including, among others, those set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made only as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes to market risk since reported in the Company's Annual Report of Form 10-K for the year ended December 31, 2005.

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

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of CBS Corporation purchases of its Class B Common Stock which reflects shares that were surrendered by employees to the Company to satisfy their tax withholding obligations from the payment of shares related to the vesting of restricted share units.

(In millions, except per share amounts)	Total Number of Shares Purchased	Average Price Per Share	Total Cost of Purchase

January 1, 2006 — January 31, 2006	.2	$25.82	$5.7
February 1, 2006 — February 28, 2006	—	—	—
March 1, 2006 — March 31, 2006	—	—	—

Total	.2	$25.82	$5.7

During the three months ended March 31, 2006, the Company did not purchase any shares under its $8.0 billion stock purchase program which has remaining authorization of $579.8 million.

Item 6.    Exhibits.

Exhibit No.		Description of Document
(3)		Articles of Incorporation and By-laws
(a)
Amended and Restated Certificate of Incorporation of CBS Corporation, effective December 31, 2005 (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553).
(b)
Amended and Restated By-laws of CBS Corporation effective December 31, 2005 (incorporated by reference to Exhibit 3(b) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553).
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
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBS CORPORATION (Registrant)

Date: May 9, 2006	/s/ FREDRIC G. REYNOLDS Fredric G. Reynolds Executive Vice President and Chief Financial Officer

Date: May 9, 2006	/s/ SUSAN C. GORDON Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description of Document
(3)		Articles of Incorporation and By-laws
(a)
Amended and Restated Certificate of Incorporation of CBS Corporation, effective December 31, 2005 (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553).
(b)
Amended and Restated By-laws of CBS Corporation effective December 31, 2005, adopted June 1, 2004 (incorporated by reference to Exhibit 3(b) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001-09553).
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
(12)		Statement Regarding Computation of Ratios (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

QuickLinks

CBS CORPORATION INDEX TO FORM 10-Q
  Item 1. Financial Statements.
CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited; in millions, except per share amounts)
CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited; in millions, except per share amounts)
CBS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in millions)
CBS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular dollars in millions, except per share amounts)
Management's Discussion and Analysis of Results of Operations and Financial Condition
Management's Discussion and Analysis of Results of Operations and Financial Condition
Management's Discussion and Analysis of Results of Operations and Financial Condition
SIGNATURES