Form 10-Q
period 2006-06-30
CBS CORP
filed 2006-08-08
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
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

Registrant's telephone number, including area code (212) 975-4321

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

  Number of shares of common stock outstanding at July 31, 2006:

  Class A Common Stock, par value $.001 per share—62,923,164

  Class B Common Stock, par value $.001 per share—717,712,627

CBS CORPORATION
INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,				Six Months Ended June 30,

	2006		2005		2006		2005

Revenues		$3,483.1		$3,513.3		$7,058.5		$6,952.2

Expenses:
Operating		1,910.1		1,962.9		4,201.7		4,124.1
Selling, general and administrative		714.1		634.0		1,361.7		1,278.5
Depreciation and amortization		108.6		107.5		216.6		214.8

Total expenses		2,732.8		2,704.4		5,780.0		5,617.4

Operating income		750.3		808.9		1,278.5		1,334.8
Interest expense		(140.8)		(175.7)		(285.1)		(350.9)
Interest income		18.5		3.2		31.1		6.2
Loss on early extinguishment of debt		(2.0)		—		(6.0)		—
Other items, net		(15.2)		(17.4)		(18.1)		21.6

Earnings from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest		610.8		619.0		1,000.4		1,011.7
Provision for income taxes		(118.0)		(242.3)		(279.2)		(405.7)
Equity in earnings (loss) of affiliated companies, net of tax		(3.0)		3.5		3.0		8.7
Minority interest, net of tax		—		(.1)		.1		(.2)

Net earnings from continuing operations		489.8		380.1		724.3		614.5
Net earnings from discontinued operations		291.9		373.7		284.3		724.3

Net earnings		$781.7		$753.8		$1,008.6		$1,338.8

Basic earnings per common share:
Net earnings from continuing operations		$.64		$.48		$.95		$.76
Net earnings from discontinued operations		$.38		$.47		$.37		$.90
Net earnings		$1.02		$.94		$1.32		$1.66
Diluted earnings per common share:
Net earnings from continuing operations		$.64		$.47		$.94		$.76
Net earnings from discontinued operations		$.38		$.46		$.37		$.89
Net earnings		$1.02		$.94		$1.31		$1.65
Weighted average number of common shares outstanding:
Basic		764.6		800.1		763.7		806.3
Diluted		769.6		804.5		768.2		811.1
Dividends per common share	$	..18	$	..14	$	..34	$	..28

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At June 30, 2006	At December 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$3,061.8	$1,655.3
Receivables, less allowances of $141.6 (2006) and $147.2 (2005)	2,451.9	2,726.1
Programming and other inventory (Note 6)	743.8	970.0
Prepaid expenses and other current assets	1,252.6	1,444.1

Total current assets	7,510.1	6,795.5

Property and equipment:
Land	343.6	342.8
Buildings	594.9	580.7
Capital leases	207.3	209.2
Advertising structures	1,582.0	1,528.1
Equipment and other	1,397.7	1,356.1

	4,125.5	4,016.9
Less accumulated depreciation and amortization	1,421.3	1,280.5

Net property and equipment	2,704.2	2,736.4

Programming and other inventory (Note 6)	1,676.4	1,884.4
Goodwill (Note 5)	18,983.0	18,629.8
Intangible assets (Note 5)	10,490.1	10,514.2
Other assets	1,705.7	2,469.3

Total Assets	$43,069.5	$43,029.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$378.9	$588.6
Accrued compensation	277.5	362.3
Participants' share, residuals and royalties payable	741.8	867.9
Program rights	878.5	862.4
Income taxes payable	166.5	84.2
Current portion of long-term debt (Note 8)	16.3	747.1
Accrued expenses and other current liabilities	1,806.8	1,866.1

Total current liabilities	4,266.3	5,378.6

Long-term debt (Note 8)	7,019.4	7,153.2
Deferred income tax liabilities, net	2,167.5	2,022.3
Other liabilities	6,503.4	6,736.8
Commitments and contingencies (Note 12)
Minority interest	1.8	1.7
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375.0 shares authorized; 63.3 (2006) and 65.7 (2005) shares issued	.1	.1
Class B Common Stock, par value $.001 per share; 5,000.0 shares authorized; 710.8 (2006) and 695.0 (2005) shares issued	.7	.7
Additional paid-in capital	44,592.0	44,304.4
Accumulated deficit	(20,827.8)	(21,836.4)
Accumulated other comprehensive loss (Note 1)	(332.8)	(397.5)

	23,432.2	22,071.3
Less treasury stock, at cost; 8.8 (2006) and 9.0 (2005) Class B Shares	321.1	334.3

Total Stockholders' Equity	23,111.1	21,737.0

Total Liabilities and Stockholders' Equity	$43,069.5	$43,029.6

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended June 30,
	2006	2005

Operating Activities:
Net earnings	$1,008.6	$1,338.8
Less: Net earnings from discontinued operations	284.3	724.3

Net earnings from continuing operations	724.3	614.5
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	216.6	214.8
Stock-based compensation	30.8	8.2
Equity in earnings of affiliated companies, net of tax	(3.0)	(8.7)
Distributions from affiliated companies	9.8	2.5
Minority interest, net of tax	(.1)	.2
Change in assets and liabilities, net of effects of acquisitions	326.1	404.2

Net cash flow provided by operating activities from continuing operations	1,304.5	1,235.7

Net cash flow provided by operating activities attributable to discontinued operations	33.0	711.0

Net cash flow provided by operating activities	1,337.5	1,946.7

Investing Activities:
Capital expenditures	(113.2)	(123.3)
Acquisitions, net of cash acquired	(68.3)	(317.0)
Proceeds from dispositions	1,247.0	125.1
Proceeds from sale of investments	—	107.8
Net receipts from Viacom Inc. related to the Separation	77.6	—
Other, net	(.3)	(.4)

Net cash flow provided by (used for) investing activities from continuing operations	1,142.8	(207.8)

Net cash flow used for investing activities attributable to discontinued operations	(34.5)	(287.4)

Net cash flow provided by (used for) investing activities	1,108.3	(495.2)

Financing Activities:
Repayment of notes	(832.0)	(1,419.1)
(Repayments to) borrowings from banks, including commercial paper, net	(2.8)	2,266.3
Proceeds from exercise of stock options	37.5	119.4
Dividends	(229.9)	(229.8)
Payment of capital lease obligations	(7.2)	(6.6)
Purchase of Company common stock	(5.7)	(2,408.5)
Other, net	.8	—

Net cash flow used for financing activities from continuing operations	(1,039.3)	(1,678.3)

Net cash flow used for financing activities attributable to discontinued operations	—	(34.0)

Net cash flow used for financing activities	(1,039.3)	(1,712.3)

Net increase (decrease) in cash and cash equivalents	1,406.5	(260.8)
Cash and cash equivalents at beginning of period ($150.0 (2005) of discontinued operations cash)	1,655.3	928.2

Cash and cash equivalents at end of period (includes $116.6 (2005) of discontinued operations cash)	$3,061.8	$667.4

Supplemental disclosure of cash flow information
Cash paid for interest from continuing operations	$259.4	$323.8
Cash paid for income taxes from continuing operations	$401.9	$249.7
Non-cash investing and financing activities:
Fair value of assets acquired	$376.3	$306.6
Fair value of liabilities (assumed) settled	(35.3)	10.4
Cash paid, net of cash acquired	(68.3)	(317.0)

Impact on Stockholders' Equity	$272.7	$—

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions, except per share amounts)

1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—CBS Corporation (the "Company" or "CBS Corp.") is comprised of the following segments: Television (CBS Television Network, UPN, Showtime Networks Inc. ("Showtime Networks"), CSTV Networks, Inc. ("CSTV Networks"), CBS Television Stations, CBS Paramount Television and King World), Radio (CBS Radio), Outdoor (CBS Outdoor) and Publishing (Simon & Schuster). On June 30, 2006, the Company sold Paramount Parks to Cedar Fair, L.P. for $1.24 billion. As a result, Paramount Parks is presented as a discontinued operation in the Consolidated Financial Statements. Prior periods have been reclassified to conform to this current presentation.

The Separation—The separation of former Viacom Inc. ("Former Viacom") into two publicly traded entities, CBS Corp. and the new Viacom Inc. ("Viacom Inc.") was completed on December 31, 2005 (the "Separation"). As a result, each outstanding share of Former Viacom class A common stock was converted into .5 of a share of CBS Corp. Class A Common Stock and .5 of a share of Viacom Inc. class A common stock and each outstanding share of Former Viacom class B common stock was converted into .5 of a share of CBS Corp. Class B Common Stock and .5 of a share of Viacom Inc. class B common stock. All prior period share and per share data have been adjusted to reflect this conversion.

The Separation is accounted for by the Company as a spin-off of Viacom Inc. Accordingly, the operations of Viacom Inc. are presented as discontinued operations in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2005. Included in discontinued operations are allocations of corporate expenses and Paramount Pictures corporate overhead including accounting, treasury, legal, human resources, information systems and other services, to reflect the utilization of such shared services and fixed assets by Viacom Inc. These allocations were made using specific identification of costs, assets and liabilities, and other relative percentages where specific identification was not determinable. In the opinion of management, the allocation methodologies are reasonable. The corporate expenses of CBS Corp. and Viacom Inc., operating as separate stand-alone entities, may have been different from those reflected in the Consolidated Statements of Operations for the three and six months ended June 30, 2005.

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

Net Earnings per Common Share—Basic earnings per share ("EPS") is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares and restricted share units ("RSUs") only in the periods in which such effect would have been dilutive. For the three and six months ended June 30, 2006, stock options to purchase 40.6 million shares of CBS Corp. Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2005, respectively, stock options to purchase 66.4 million and 64.7 million shares of CBS Corp. Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

The table below presents a reconciliation of weighted average shares used in the calculations of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Weighted average shares for basic EPS	764.6	800.1	763.7	806.3
Dilutive effect of shares issuable under stock-based compensation plans	5.0	4.4	4.5	4.8

Weighted average shares for diluted EPS	769.6	804.5	768.2	811.1

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

Comprehensive Income (Loss)—Total comprehensive income for the Company includes net earnings and other comprehensive income (loss) items listed in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net earnings	$781.7	$753.8	$1,008.6	$1,338.8
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	56.6	(10.1)	45.2	(74.7)
Minimum pension liability adjustment	16.5	12.4	2.3	14.5
Net unrealized gain (loss) on securities	(.4)	.1	(.3)	(.4)
Change in fair value of cash flow hedges	—	.1	—	.1
Other comprehensive income (loss) from discontinued operations, net of tax	17.0	(34.6)	17.5	7.3

Total comprehensive income	$871.4	$721.7	$1,073.3	$1,285.6

Additional Paid-In Capital—For the six months ended June 30, 2006, the Company recorded dividends of $260.9 million as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Recent Pronouncements—In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the impact of the adoption of FIN 48 on the Company's Consolidated Financial Statements.

2)    STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Stock options	$6.6	$—	$15.0	$—
RSUs and Restricted shares	11.6	5.0	15.8	8.2

Stock-based compensation expense	$18.2	$5.0	$30.8	$8.2

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on grant-date fair value of the award. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R using the modified-prospective application method and, accordingly, recognizes compensation cost for stock-based compensation for all new or modified grants after the date of adoption. In addition, the Company recognizes the unvested portion of the grant-date fair value of awards made prior to the adoption based on the fair values previously calculated for disclosure purposes. In accordance with this method of adoption, prior period results have not been restated.

Stock Options

Stock options generally vest over a three- to four-year service period and generally expire eight to ten years from the date of grant. Forfeitures are estimated on the date of grant based on historical forfeiture rates. On an annual basis, the Company adjusts the compensation expense based on actual forfeitures and revises its forfeiture rate as necessary.

Total unrecognized compensation cost related to unvested stock option awards at June 30, 2006 was approximately $29.6 million which is expected to be expensed over a weighted average period of 2.7 years.

The weighted-average fair value of each option as of the grant date was $5.95 and $10.36 for the six months ended June 30, 2006 and 2005, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005

Expected dividend yield	2.66%	.76%
Expected stock price volatility	23%	24%
Risk-free interest rate	4.89%	3.90%
Expected life of options (years)	5.57	5.58

During 2006, the expected stock price volatility was determined using an average of the implied volatility of traded options to purchase CBS Corp. Class B Common Stock and the implied volatility of similar entities. The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term was determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield for 2006 is based on the current annual dividend rate. The Black-Scholes assumptions for grants during 2005 were based on characteristics relating to shares of Former Viacom class B common stock.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

The following table summarizes the Company's stock option activity for the six months ended June 30, 2006:

	Options Outstanding	Weighted-Average Exercise Price	Remaining Contractual Life (Years)	Total Intrinsic Value

Outstanding at December 31, 2005	130,129,978	$32.29

Granted	751,866	26.37
Exercised	(1,314,259)	13.48
Canceled	(2,782,714)	34.40

Outstanding at March 31, 2006	126,784,871	32.41	4.66	$73.5

Granted	1,504,868	25.89
Exercised	(1,293,816)	15.25
Canceled	(7,236,209)	38.86
Voluntary Exchange Offer	(63,699,168)	34.05

Outstanding at June 30, 2006	56,060,546	$29.93	3.44	$109.5

Exercisable at June 30, 2006	47,892,008	$30.22	2.80	$107.2

The following table summarizes other information relating to stock option exercises during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005(a)	2006	2005(a)

Proceeds from stock option exercises	$19.8	$63.1	$37.5	$119.4
Tax benefit of stock option exercises	$5.5	$20.1	$11.8	$44.6
Intrinsic value	$13.6	$59.8	$29.7	$127.0

    (a)
    Information for 2005 includes activity for options held by employees of Former Viacom.

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

Effective March 8, 2005, the vesting of certain unvested stock options granted from 1999 through 2004 was accelerated. Incremental after-tax expense of $168.2 million in continuing operations and $108.4 million in discontinued operations associated with the acceleration was reflected in the first quarter 2005 pro forma disclosure.

The following table reflects the effect on net earnings from continuing operations and earnings per share from continuing operations if the Company had applied the fair value recognition provisions of

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

SFAS 123 to stock-based employee compensation for the second quarter and six months ended June 30, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net earnings from continuing operations	$380.1	$614.5
Option expense, net of tax	(24.9)	(226.3)

Net earnings from continuing operations after option expense	$355.2	$388.2

Basic earnings per share:
Net earnings from continuing operations	$.48	$.76
Net earnings from continuing operations after option expense	$.44	$.48
Diluted earnings per share:
Net earnings from continuing operations	$.47	$.76
Net earnings from continuing operations after option expense	$.44	$.48

If the Company had applied the fair value recognition provision of SFAS 123, an incremental after-tax expense would have been recognized in discontinued operations for the three and six months ended June 30, 2005 of $3.4 million and $136.7 million, respectively.

RSUs and Restricted Shares

Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the grant date and expensed over the vesting period. RSUs generally vest over a three- to four-year service period. RSU awards granted to certain senior executives vest over a one- to four-year period based on the achievement of certain one-year performance criteria. Forfeitures are estimated on the date of grant based on historical forfeiture rates. On an annual basis, the Company adjusts the compensation expense based on actual forfeitures and revises its forfeiture rate as necessary.

Total unrecognized compensation cost related to non-vested restricted shares and RSUs at June 30, 2006 was approximately $187.2 million which is expected to be recognized over a weighted average period of 3.1 years.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

The following table summarizes the Company's RSU and restricted share activity for the six months ended June 30, 2006:

	Restricted Shares and RSUs	Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2005	1,839,290	$29.30

Granted	438,122	26.14
Vested	(543,322)	29.35
Forfeited	(45,183)	29.35

Non-vested at March 31, 2006	1,688,907	$28.46

Granted	4,403,657	25.55
Voluntary Exchange Offer	7,167,263	26.64
Vested	(5,300)	27.27
Forfeited	(79,831)	26.58

Non-vested at June 30, 2006	13,174,696	$26.51

Voluntary Exchange Offer

On June 1, 2006, the Company announced the completion of its Voluntary Exchange Offer ("VEO") which gave eligible employees the voluntary opportunity to tender their stock options to purchase shares of CBS Corp. Class B Common Stock in exchange for restricted shares (for eligible employees who are subject to United States income tax) or RSUs (for eligible employees who are not subject to United States income tax) of CBS Corp. Class B Common Stock having a value equal to 75% of the fair value attributed to the eligible options. For the restricted shares and RSUs issued in exchange for the fully vested options, no compensation expense will be recorded. For the restricted shares and RSUs issued in exchange for unvested options, compensation expense will be recorded based on grant-date fair value of the options over the remaining vesting period. Employees who participated in the VEO made separate tendering decisions with respect to all of their stock options awarded prior to January 1, 2006 that were out-of-the-money (options with an exercise price equal to or greater than $24.9340) and all of those that were in-the-money (options with an exercise price less than $24.9340). Restricted shares and RSUs issued in connection with the VEO vest in two equal annual installments on the second and third anniversaries of the date of grant, June 1, 2006, subject to forfeiture and other restrictions. As a result of the VEO, options to purchase 63.7 million shares of CBS Corp. Class B Common Stock were exchanged for 7.1 million restricted shares and .1 million RSUs.

Upon exercise of stock options or vesting of RSUs or restricted shares, the Company issues new shares from its existing authorization. The Company has reserved a total of 69,235,242 shares of CBS Corp. Class B Common Stock for future exercise of stock options and vesting of RSUs and restricted shares outstanding as of June 30, 2006. Stock options and RSUs available for future grant at June 30, 2006 were 55,428,996.

3)    ACQUISITIONS AND DISPOSITIONS

On June 30, 2006, the Company completed the sale of its Paramount Parks division to Cedar Fair, L.P. for $1.24 billion in cash. (See Note 4)

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

4)    DISCONTINUED OPERATIONS

On June 30, 2006, Paramount Parks was sold to Cedar Fair, L.P. for $1.24 billion in cash. Paramount Parks has been presented as a discontinued operation in the Consolidated Financial Statements for all periods presented.

The Separation of Former Viacom into two publicly traded entities, CBS Corp. and Viacom Inc. was completed on December 31, 2005. The Separation is accounted for by the Company as a spin-off of Viacom Inc. Accordingly, the operations of Viacom Inc. are presented as discontinued operations in CBS Corp.'s Consolidated Financial Statements for the three months and six months ended June 30, 2005.

The following tables set forth the detail of CBS Corp.'s net earnings (loss) from discontinued operations, which are comprised of Paramount Parks for the three and six months ended June 30, 2006 and 2005 and Viacom Inc. for the three and six months ended June 30, 2005. Viacom Inc. includes the results of its continuing operations and its discontinued business, Famous Players, and eliminations of transactions between CBS Corp. and Viacom Inc.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Revenues from discontinued operations	$152.6	$158.9

Earnings (loss) from discontinued operations	$15.6	$(1.3)
Gain on sale of Paramount Parks	454.8	454.8

Earnings from discontinued operations before income taxes	470.4	453.5
Income tax provision	(178.5)	(169.2)

Net earnings from discontinued operations	$291.9	$284.3

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

Three Months Ended June 30, 2005	Viacom Inc.	Paramount Parks	Total

Revenues from discontinued operations	$2,312.9	$144.2	$2,457.1

Earnings from discontinued operations	$595.5	$8.2	$603.7
Minority interest	(2.6)	—	(2.6)

Earnings from discontinued operations before income taxes	592.9	8.2	601.1
Income tax provision, net of minority interest	(226.6)	(.8)	(227.4)

Net earnings from discontinued operations	$366.3	$7.4	$373.7

Six Months Ended June 30, 2005	Viacom Inc.	Paramount Parks	Total

Revenues from discontinued operations	$4,441.8	$153.1	$4,594.9

Earnings (loss) from discontinued operations	$1,204.4	$(11.8)	$1,192.6
Minority interest	(5.0)	—	(5.0)

Earnings (loss) from discontinued operations before income taxes	1,199.4	(11.8)	1,187.6
Income tax (provision) benefit, net of minority interest	(473.1)	9.8	(463.3)

Net earnings (loss) from discontinued operations	$726.3	$(2.0)	$724.3

The following table presents the major classes of assets and liabilities of discontinued operations, included in the Consolidated Balance Sheets:

	At June 30, 2006	At December 31, 2005

Other current assets	$26.5	$108.9

Goodwill	—	274.5
Other assets	103.1	639.8

Other assets	103.1	914.3

Total Assets	$129.6	$1,023.2

Other current liabilities	$26.0	$152.5

Long-term debt	83.0	83.0
Other liabilities	388.9	501.8

Other liabilities	471.9	584.8

Total Liabilities	$497.9	$737.3

At June 30, 2006 the Company's discontinued operations primarily include aircraft financing leases that are generally expected to liquidate in accordance with contractual terms.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

5)    GOODWILL AND INTANGIBLE ASSETS

The changes in the book value of goodwill, by segment, for the six months ended June 30, 2006 were as follows:

	At December 31, 2005(a)	Acquisitions		Adjustments(b)	At June 30, 2006

Television	$8,535.8	$295.2	(c)	$5.3	$8,836.3
Radio	5,193.6	—		(4.2)	5,189.4
Outdoor	4,492.0	1.6		47.6	4,541.2
Publishing	408.4	7.5		.2	416.1

Total	$18,629.8	$304.3		$48.9	$18,983.0

    (a)
    Restated to reflect Paramount Parks as a discontinued operation. (See Note 4)
    (b)
    Primarily includes foreign currency translation adjustments and purchase price allocations for acquisitions.
    (c)
    Acquisition of CSTV Networks.

The Company's intangible assets and related accumulated amortization were as follows:

At June 30, 2006	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$799.1	$(346.9)	$452.2
Franchise agreements	508.0	(175.7)	332.3
Other intangible assets	247.2	(120.6)	126.6

Total intangible assets subject to amortization	1,554.3	(643.2)	911.1
FCC licenses	9,567.0	—	9,567.0
Trade names	12.0	—	12.0

Total intangible assets	$11,133.3	$(643.2)	$10,490.1

At December 31, 2005	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$807.7	$(327.5)	$480.2
Franchise agreements	509.6	(166.8)	342.8
Other intangible assets	220.2	(107.7)	112.5

Total intangible assets subject to amortization	1,537.5	(602.0)	935.5
FCC licenses	9,566.7	—	9,566.7
Trade names	12.0	—	12.0

Total intangible assets	$11,116.2	$(602.0)	$10,514.2

Amortization expense was $25.6 million and $23.2 million for the three months ended June 30, 2006 and 2005, respectively, and $50.1 million and $46.3 million for the six months ended June 30, 2006 and

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

2005, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2006 through 2010, to be as follows:

	2006	2007	2008	2009	2010

Amortization expense	$98.4	$89.3	$87.9	$86.5	$82.8

6)    PROGRAMMING AND OTHER INVENTORY

	At June 30, 2006	At December 31, 2005

Program rights	$1,711.8	$2,054.4
Television:
Released (including acquired film libraries)	600.9	682.2
In process and other	29.4	48.9
Publishing, primarily finished goods	77.4	68.2
Other	.7	.7

Total programming and other inventory	2,420.2	2,854.4
Less current portion	743.8	970.0

Total non-current programming and other inventory	$1,676.4	$1,884.4

7)    RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as the Executive Chairman of the Board of Directors for both CBS Corp. and Viacom Inc. At June 30, 2006, NAI beneficially owned CBS Corp.'s Class A Common Stock, representing approximately 74% of the voting power of all classes of CBS Corp.'s Common Stock, and approximately 11% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain television products on behalf of CBS Television and Showtime Networks in the home entertainment market. Simon & Schuster is also involved in transactions with Viacom Inc. CBS Corp.'s total revenues from these transactions were $27.4 million and $46.6 million for the three months ended June 30, 2006 and 2005, respectively, and $42.8 million and $75.5 million for the six months ended June 30, 2006 and 2005, respectively.

CBS Corp., through Showtime Networks and CBS Television, purchases motion picture programming from Viacom Inc., primarily Paramount Pictures. The costs of these purchases are initially recorded as inventory and amortized over the life of the contract or projected useful life of the programming. In addition, CBS Corp. places advertisements with various subsidiaries of Viacom Inc. The total purchases from these transactions were $45.2 million and $27.1 million for the three months ended June 30, 2006 and 2005, respectively, and $78.0 million and $59.8 million for the six months ended June 30, 2006 and 2005, respectively.

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected in CBS Corp.'s Consolidated Balance Sheets:

	At June 30, 2006	At December 31, 2005

Amounts due from Viacom Inc.
Receivables	$192.1	$235.8
Other assets (Receivables, noncurrent)	150.1	225.2

Total amounts due from Viacom Inc.	$342.2	$461.0

Amounts due to Viacom Inc.
Accounts payable	$4.1	$3.4
Program rights	56.1	64.7
Other liabilities (Program rights, noncurrent)	41.9	41.2

Total amounts due to Viacom Inc.	$102.1	$109.3

Other Related Parties.    The Company owned approximately 18% of Westwood One, Inc. ("Westwood One") as of June 30, 2006, which is accounted for by the Company as an equity investment. Three members of Westwood One's board of directors are officers of CBS Radio or otherwise affiliated with the Company. CBS Radio receives compensation for providing management services to Westwood One pursuant to a Management Agreement, including the services of a chief executive officer who is an employee of CBS Radio. Westwood One and CBS Radio also are parties to a Representation Agreement (including a related News Programming Agreement, Trademark License Agreement and Technical Services Agreement) pursuant to which Westwood One operates the CBS Radio Networks and CBS Radio is paid an annual fee. The Management Agreement and Representation Agreement expire on March 31, 2009. Certain of the Company's radio stations and Westwood One have affiliation agreements pursuant to which such stations air programs and/or commercials supplied by Westwood One and, in return, the stations receive affiliation fees and certain programming cost reimbursements.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

CBS Television also has arrangements with Westwood One relating to the provision of news and sports programming to Westwood One. Revenues from all of these arrangements were approximately $20.3 million and $19.8 million for the three months ended June 30, 2006 and 2005, respectively, and $40.8 million and $40.7 million for the six months ended June 20, 2006 and 2005, respectively.

8)    BANK FINANCING AND DEBT

The following table sets forth the Company's long-term debt:

	At June 30, 2006	At December 31, 2005

Notes payable to banks	$5.0	$7.2
Senior debt (4.625% - 8.875% due 2006-2051)	6,990.2	7,919.9
Other notes	.8	1.0
Obligations under capital leases	122.7	125.4

Total debt	7,118.7	8,053.5
Less discontinued operations debt (a)	83.0	153.2
Less current portion of long-term debt	16.3	747.1

Total long-term debt from continuing operations, net of current portion	$7,019.4	$7,153.2

    (a)
    Included in "Other liabilities" on the Consolidated Balance Sheets.

The Company's total debt includes (i) an aggregate unamortized premium of $30.5 million and $31.8 million and (ii) the decrease in the carrying value of the debt, since inception, relating to fair value hedges of $34.8 million and $8.5 million as of June 30, 2006 and December 31, 2005, respectively.

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

During the six months ended June 30, 2006, the Company repurchased $52.2 million of its 7.70% senior notes due 2010 and $50.0 million of its 6.625% senior notes due 2011, resulting in a loss on early extinguishment of debt of $2.0 million and $6.0 million for the three and six months ended June 30, 2006, respectively.

Credit Facility

As of June 30, 2006, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"), primarily to support commercial paper borrowings. At June 30, 2006, the Company had no commercial paper borrowings and was in compliance with all covenants under the Credit Facility, including the requirement that the Company maintain a minimum coverage ratio. As of June 30, 2006, the remaining availability under this Credit Facility, net of outstanding letters of credit, was $2.75 billion.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

9)    PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
Three Months Ended June 30,	2006	2005	2006	2005

Components of net periodic cost:
Service cost	$9.7	$9.8	$.4	$.6
Interest cost	74.2	74.0	15.0	17.2
Expected return on plan assets	(66.9)	(71.3)	—	(.2)
Amortization of transition obligation	—	.1	—	—
Amortization of unrecognized prior service cost	.2	.3	(.2)	(.2)
Recognized actuarial loss	20.3	13.3	.2	.7
Curtailment costs	.7	—	—	—

Net periodic cost	$38.2	$26.2	$15.4	$18.1

	Pension Benefits		Postretirement Benefits
Six Months Ended June 30,	2006	2005	2006	2005

Components of net periodic cost:
Service cost	$19.5	$19.6	$.9	$1.2
Interest cost	148.5	148.0	30.1	34.4
Expected return on plan assets	(133.8)	(142.6)	(.1)	(.5)
Amortization of transition obligation	—	.1	—	—
Amortization of unrecognized prior service cost	.4	.6	(.3)	(.3)
Recognized actuarial loss	40.5	26.5	.4	1.4
Settlement costs	7.1	—	—	—
Curtailment costs	.7	—	—	—

Net periodic cost	$82.9	$52.2	$31.0	$36.2

During the six months ended June 30, 2006, the Company contributed $50.0 million to pre-fund one of its qualified pension plans.

10)    CASH DIVIDENDS AND SHARE PURCHASE PROGRAM

On May 25, 2006, the Company announced a 12.5% increase in the quarterly cash dividend to $.18 per share on CBS Corp. Class A and Class B Common Stock. The increased dividend was paid on July 1, 2006 to stockholders of record at the close of business on June 5, 2006. On April 1, 2006 the Company paid $124.1 million to stockholders of record at the close of business on February 28, 2006 for the $.16 per share dividend declared on January 25, 2006. Dividends during the six months ended June 30, 2006 and 2005 were recorded as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

The Company has not made any purchases under its stock purchase program during the six months ended June 30, 2006. For the six months ended June 30, 2005, on a trade date basis, the Company purchased approximately 33.5 million shares of its Class B Common Stock for $2.40 billion under its $8.0 billion stock purchase program.

11)    PROVISION FOR INCOME TAXES

The provision for income taxes for continuing operations (exclusive of income tax on equity in earnings (loss) of affiliates and minority interest) was $118.0 million for the three months ended June 30, 2006, compared with $242.3 million for the three months ended June 30, 2005. For the second quarter of 2006, the Company's effective income tax rate decreased to 19.3% from 39.1% reflecting a benefit of $129.0 million from the settlement of certain income tax audits. For the six months ended June 30, 2006, the Company's effective tax rate of 27.9% decreased from 40.1% for the same prior-year period.

12)    COMMITMENT AND CONTINGENCIES

Off-Balance Sheet Arrangements

In connection with the Separation, Viacom Inc. has agreed to indemnify the Company with respect to obligations related to Blockbuster Inc. ("Blockbuster"), including certain Blockbuster store leases; certain UCI theatre leases; and certain theater leases related to W.F. Cinema Holdings L.P. and Grauman's Theatres LLC.

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $408.8 million at June 30, 2006 and are not recorded on the balance sheet as of June 30, 2006.

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

Legal Matters

Shareholder Derivative Lawsuits and Demands.    Two shareholder derivative lawsuits, consolidated as In re Viacom Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions name each member of Former Viacom's Board of Directors, Messrs. Tom Freston and Leslie Moonves (each of whom were executive officers of Former Viacom), and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of Messrs. Redstone, Freston, and Moonves was excessive and unwarranted and challenging the independence of certain Former Viacom directors. Mr. Redstone is the Company's Executive Chairman of the Board of Directors and Founder and Mr. Moonves is the Company's President and Chief Executive Officer. Mr. Freston is Viacom Inc.'s President and Chief Executive Officer. Plaintiffs seek unspecified damages from the members of the Former Viacom Board of Directors for their alleged breach of fiduciary duties, disgorgement of the 2004 compensation paid to

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

the officers of Former Viacom, equitable relief, and attorney fees and expenses. The Company moved to dismiss the complaints and oral argument was heard on February 16, 2006. On June 26, 2006, the court denied the Company's motion to dismiss. The Company intends to appeal this decision. Any liabilities in this matter adverse to the Company and/or Viacom Inc. will be shared equally between the Company and Viacom Inc. The Company believes that the plaintiffs' positions in these actions are without merit and it intends to vigorously defend itself in the litigation.

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

Claims Related to Former Businesses: Asbestos, Environmental and Other.    The Company is a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred principally as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of the Company's products is the basis of a claim. Claims against the Company in which a product has been identified principally relate to exposures allegedly caused by asbestos-containing insulating material in turbines sold for power-generation, industrial and marine use, or by asbestos containing grades of decorative micarta, a laminate used in commercial ships.

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2006, the Company had pending approximately 94,730 asbestos claims, as compared with approximately 101,170 as of December 31, 2005 and approximately 104,700 as of June 30, 2005. Of the claims pending as of June 30, 2006, approximately 58,860 were pending in state courts, 33,210 in federal courts and approximately 2,660 were third party claims. During the second quarter of 2006, the Company received approximately 1,550 new claims and closed or moved to an inactive docket approximately 5,120 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

Payola.    The Attorney General of the State of New York is conducting an investigation of record companies, radio stations and independent record promoters relating to the promotion and selection of music on radio stations, principally to determine whether radio stations have received undisclosed payments or other items of value that were tied to their decisions on what songs to play, a practice commonly known as "payola." In connection with this investigation, the Attorney General has entered into settlement agreements with EMI Music, Sony/BMG Music Entertainment, Universal Music Group and Warner Music Group Corp. The Attorney General has also filed a lawsuit against Entercom Communications Corp., which owns and operates radio stations in the State of New York, alleging that various arrangements with record companies and independent record promoters are, inter alia, deceptive business practices under New York law. CBS Radio has provided information to the Attorney General and has otherwise cooperated with the investigation. However, if CBS Radio is unable to resolve this matter with the Attorney General, it is possible that the Attorney General will institute litigation. In addition, the FCC, based on a review of information provided to it by the Attorney General, has initiated its own investigation of whether certain arrangements between radio stations and record companies and independent record promoters constitute "payola" in violation of the Communications Act. The FCC has issued a Letter of Inquiry to CBS Radio and three other large radio companies requesting additional information about these practices. CBS Radio intends to cooperate with the FCC in this investigation and is in the process of gathering the information requested by the FCC.

Indecency Regulation.    On March 15, 2006, the FCC released certain decisions relating to indecency complaints against certain of the Company's owned television stations and affiliated stations. The FCC ruled in the Super Bowl proceeding and ordered the Company to pay a forfeiture of $550,000. On May 31, 2006, the FCC denied the Company's petition for reconsideration. On July 28, 2006, the Company filed a Petition for Review of the forfeiture and denial of reconsideration with the U.S. Court of Appeals for the Third Circuit and paid the $550,000 forfeiture under protest so that it could bring the appeal. On March 15, 2006, the FCC also notified the Company and certain affiliates of the CBS Television Network of apparent liability for forfeitures relating to a broadcast of the program Without a Trace. The FCC proposed to assess a forfeiture totaling $3.35 million for such matter; of that amount $260,000 is against certain owned and operated stations and the remainder is against stations affiliated with the CBS Television Network. The Company is contesting the FCC decision and the proposed forfeitures. Also, on March 15, 2006, as part of an omnibus indecency order, the FCC ruled that a broadcast of The Early Show was indecent, but declined to issue a forfeiture. That decision and others are the subject of a petition for review filed in the U.S. Court of Appeals for the Second Circuit by the Company, as well as the other broadcast networks and their affiliate associations. Additionally, the

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

Company, from time to time, has received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on the Company's broadcasting stations included indecent material. In a separate matter, a new law increased the maximum forfeiture for a single indecency violation to $325,000, with a maximum forfeiture exposure of $3,000,000 for any continuing violation arising from a single act or failure to act, which amounts will be effective when the FCC issues implementing regulations.

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

13)    RESTRUCTURING CHARGES

The CW, a new broadcast network and 50/50% joint venture with Warner Bros. Entertainment, will be launched in September 2006. As a result, UPN plans to cease broadcasting its network schedule at the conclusion of the 2005/2006 broadcast season. In connection with the shutdown of UPN, the Television segment recorded restructuring charges of $24.0 million in selling, general and administrative expenses in the second quarter of 2006. The charges reflected costs associated with contract terminations of $13.6 million and severance, legal and other expenses of $10.4 million. The Company paid and charged $.1 million against the restructuring liabilities during the second quarter of 2006.

14)    REPORTABLE SEGMENTS

The following tables set forth the Company's financial performance by reportable operating segment. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based upon products and services. Paramount Parks, previously included in an all other category named Parks/Publishing, is presented as a discontinued operation (See Note 4). Prior periods have been reclassified to conform to this current presentation.

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Revenues:
Television	$2,259.8	$2,284.2	$4,775.5	$4,679.3
Radio	519.1	566.5	953.6	1,029.3
Outdoor	534.4	499.3	986.6	928.4
Publishing	176.0	174.7	357.1	333.4
Eliminations	(6.2)	(11.4)	(14.3)	(18.2)

Total Revenues	$3,483.1	$3,513.3	$7,058.5	$6,952.2

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Segment OIBDA:
Television	$535.4	$547.5	$959.1	$959.5
Radio	227.9	280.5	398.5	477.7
Outdoor	160.0	134.9	259.1	204.2
Publishing	10.6	9.9	16.4	13.2
Corporate	(39.7)	(26.8)	(67.4)	(45.7)
Residual costs	(35.3)	(29.6)	(70.6)	(59.3)
Depreciation and amortization	(108.6)	(107.5)	(216.6)	(214.8)

Total Operating Income	750.3	808.9	1,278.5	1,334.8
Interest expense	(140.8)	(175.7)	(285.1)	(350.9)
Interest income	18.5	3.2	31.1	6.2
Loss on early extinguishment of debt	(2.0)	—	(6.0)	—
Other items, net	(15.2)	(17.4)	(18.1)	21.6

Earnings from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	610.8	619.0	1,000.4	1,011.7
Provision for income taxes	(118.0)	(242.3)	(279.2)	(405.7)
Equity in earnings (loss) of affiliated companies, net of tax	(3.0)	3.5	3.0	8.7
Minority interest, net of tax	—	(.1)	.1	(.2)

Net earnings from continuing operations	489.8	380.1	724.3	614.5
Net earnings from discontinued operations	291.9	373.7	284.3	724.3

Net earnings	$781.7	$753.8	$1,008.6	$1,338.8

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Operating Income:
Television	$491.9	$505.5	$874.7	$875.7
Radio	219.6	272.9	382.2	462.4
Outdoor	107.9	81.7	152.4	98.2
Publishing	8.2	7.8	11.9	8.8

Segment Total	827.6	867.9	1,421.2	1,445.1
Corporate	(42.0)	(29.4)	(72.1)	(51.0)
Residual costs	(35.3)	(29.6)	(70.6)	(59.3)

Total Operating Income	$750.3	$808.9	$1,278.5	$1,334.8

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Depreciation and Amortization:
Television	$43.5	$42.0	$84.4	$83.8
Radio	8.3	7.6	16.3	15.3
Outdoor	52.1	53.2	106.7	106.0
Publishing	2.4	2.1	4.5	4.4
Corporate	2.3	2.6	4.7	5.3

Total Depreciation and Amortization	$108.6	$107.5	$216.6	$214.8

	At June 30, 2006	At December 31, 2005

Total Assets:
Television	$19,827.2	$20,197.1
Radio	11,078.8	11,088.9
Outdoor	7,114.0	7,151.7
Publishing	938.4	1,005.8
Corporate	4,190.6	3,662.5
Eliminations	(79.5)	(76.4)

Total Assets	$43,069.5	$43,029.6

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Capital Expenditures:
Television	$29.5	$58.6	$48.4	$76.1
Radio	14.9	8.3	24.4	16.8
Outdoor	20.5	15.4	36.9	29.1
Publishing	1.2	.8	1.5	1.3
Corporate	.8	—	2.0	—

Total Capital Expenditures	$66.9	$83.1	$113.2	$123.3

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

15)    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CBS Operations Inc. (formerly known as Viacom International Inc.) is a wholly owned subsidiary of the Company. CBS Operations Inc. has fully and unconditionally guaranteed CBS Corp.'s senior debt securities (see Note 8). The following condensed consolidating financial statements present the results of operations, financial position and cash flows of CBS Corp., CBS Operations Inc., the direct and indirect Non-Guarantor Affiliates of CBS Corp. and CBS Operations Inc., and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Statement of Operations For the Three Months Ended June 30, 2006
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$40.0	$19.6	$3,423.5	$—	$3,483.1

Expenses:
Operating	19.0	14.2	1,876.9	—	1,910.1
Selling, general and administrative	45.8	46.8	621.4	.1	714.1
Depreciation and amortization	1.4	.7	106.5	—	108.6

Total expenses	66.2	61.7	2,604.8	.1	2,732.8

Operating income (loss)	(26.2)	(42.1)	818.7	(.1)	750.3
Interest income (expense), net	(159.1)	(70.8)	107.6	—	(122.3)
Loss on early extinguishment of debt	(2.0)	—	—	—	(2.0)
Other items, net	10.5	(21.1)	(4.6)	—	(15.2)

Earnings (loss) from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	(176.8)	(134.0)	921.7	(.1)	610.8
Benefit (provision) for income taxes	70.5	53.5	(242.0)	—	(118.0)
Equity in earnings (loss) of affiliated companies, net of tax	888.0	119.4	(3.1)	(1,007.3)	(3.0)
Minority interest, net of tax	—	—	—	—	—

Net earnings from continuing operations	781.7	38.9	676.6	(1,007.4)	489.8
Net earnings from discontinued operations	—	295.3	(3.4)	—	291.9

Net earnings	$781.7	$334.2	$673.2	$(1,007.4)	$781.7

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Six Months Ended June 30, 2006
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$76.6	$35.3	$6,946.6	$—	$7,058.5

Expenses:
Operating	38.6	22.2	4,140.9	—	4,201.7
Selling, general and administrative	89.5	88.2	1,183.8	.2	1,361.7
Depreciation and amortization	2.7	1.4	212.5	—	216.6

Total expenses	130.8	111.8	5,537.2	.2	5,780.0

Operating income (loss)	(54.2)	(76.5)	1,409.4	(.2)	1,278.5
Interest expense, net	(324.5)	(136.4)	206.9	—	(254.0)
Loss on early extinguishment of debt	(6.0)	—	—	—	(6.0)
Other items, net	(18.6)	(18.2)	18.7	—	(18.1)

Earnings (loss) from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	(403.3)	(231.1)	1,635.0	(.2)	1,000.4
Benefit (provision) for income taxes	160.9	92.3	(532.4)	—	(279.2)
Equity in earnings of affiliated companies, net of tax	1,251.0	259.2	3.0	(1,510.2)	3.0
Minority interest, net of tax	—	—	.1	—	.1

Net earnings from continuing operations	1,008.6	120.4	1,105.7	(1,510.4)	724.3
Net earnings from discontinued operations	—	295.3	(11.0)	—	284.3

Net earnings	$1,008.6	$415.7	$1,094.7	$(1,510.4)	$1,008.6

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Three Months Ended June 30, 2005
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$49.5	$17.3	$3,446.5	$—	$3,513.3

Expenses:
Operating	23.2	9.2	1,930.5	—	1,962.9
Selling, general and administrative	38.8	38.6	556.6	—	634.0
Depreciation and amortization	1.3	1.2	105.0	—	107.5

Total expenses	63.3	49.0	2,592.1	—	2,704.4

Operating income (loss)	(13.8)	(31.7)	854.4	—	808.9
Interest income (expense), net	(198.1)	(48.3)	73.9	—	(172.5)
Other items, net	(9.2)	10.7	10.1	(29.0)	(17.4)

Earnings (loss) from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	(221.1)	(69.3)	938.4	(29.0)	619.0
Benefit (provision) for income taxes	88.2	28.1	(358.6)	—	(242.3)
Equity in earnings of affiliated companies, net of tax	886.7	174.4	3.6	(1,061.2)	3.5
Minority interest, net of tax	—	—	(.1)	—	(.1)

Net earnings from continuing operations	753.8	133.2	583.3	(1,090.2)	380.1
Net earnings from discontinued operations	—	262.9	89.6	21.2	373.7

Net earnings	$753.8	$396.1	$672.9	$(1,069.0)	$753.8

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Six Months Ended June 30, 2005
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$92.3	$28.6	$6,831.3	$—	$6,952.2

Expenses:
Operating	43.0	17.6	4,063.5	—	4,124.1
Selling, general and administrative	79.1	60.9	1,138.5	—	1,278.5
Depreciation and amortization	2.3	2.5	210.0	—	214.8

Total expenses	124.4	81.0	5,412.0	—	5,617.4

Operating income (loss)	(32.1)	(52.4)	1,419.3	—	1,334.8
Interest expense, net	(391.8)	(92.9)	140.0	—	(344.7)
Other items, net	48.0	21.8	9.8	(58.0)	21.6

Earnings (loss) from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	(375.9)	(123.5)	1,569.1	(58.0)	1,011.7
Benefit (provision) for income taxes	150.0	52.0	(607.7)	—	(405.7)
Equity in earnings of affiliated companies, net of tax	1,564.7	360.2	9.4	(1,925.6)	8.7
Minority interest, net of tax	—	—	(.2)	—	(.2)

Net earnings from continuing operations	1,338.8	288.7	970.6	(1,983.6)	614.5
Net earnings from discontinued operations	—	516.4	183.0	24.9	724.3

Net earnings	$1,338.8	$805.1	$1,153.6	$(1,958.7)	$1,338.8

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet At June 30, 2006
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$2,175.5	$1.5	$884.8	$—	$3,061.8
Receivables, net	29.2	17.1	2,405.6	—	2,451.9
Programming and other inventory	6.5	6.0	731.3	—	743.8
Prepaid expenses and other current assets	144.8	67.4	1,042.2	(1.8)	1,252.6

Total current assets	2,356.0	92.0	5,063.9	(1.8)	7,510.1

Property and equipment	53.4	31.3	4,040.8	—	4,125.5
Less accumulated depreciation and amortization	15.9	17.1	1,388.3	—	1,421.3

Net property and equipment	37.5	14.2	2,652.5	—	2,704.2

Programming and other inventory	9.5	90.5	1,576.4	—	1,676.4
Goodwill	100.3	63.0	18,819.7	—	18,983.0
Intangible assets	—	—	10,490.1	—	10,490.1
Investments in consolidated subsidiaries	37,595.9	3,918.7	—	(41,514.6)	—
Other assets	232.1	36.1	1,437.5	—	1,705.7

Total Assets	$40,331.3	$4,214.5	$40,040.1	$(41,516.4)	$43,069.5

Liabilities and Stockholders' Equity
Accounts payable	$1.9	$9.0	$368.0	$—	$378.9
Participants' share, residuals and royalties payable	—	9.4	732.4	—	741.8
Program rights	7.7	7.4	863.4	—	878.5
Current portion of long-term debt	—	—	16.3	—	16.3
Accrued expenses and other	723.6	82.8	1,446.5	(2.1)	2,250.8

Total current liabilities	733.2	108.6	3,426.6	(2.1)	4,266.3

Long-term debt	6,907.2	—	112.2	—	7,019.4
Other liabilities	3,699.6	933.6	4,037.7	—	8,670.9
Intercompany payables	1,489.9	(6,019.3)	(8,580.0)	13,109.4	—
Minority interest	—	—	1.8	—	1.8
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	44,505.0	—	61,434.7	(61,347.7)	44,592.0
Retained earnings (deficit)	(16,114.4)	9,152.3	(21,953.2)	8,087.5	(20,827.8)
Accumulated other comprehensive income (loss)	(568.9)	(83.5)	296.2	23.4	(332.8)

	27,822.5	9,191.6	41,041.8	(54,623.7)	23,432.2
Less treasury stock, at cost	321.1	—	—	—	321.1

Total Stockholders' Equity	27,501.4	9,191.6	41,041.8	(54,623.7)	23,111.1

Total Liabilities and Stockholders' Equity	$40,331.3	$4,214.5	$40,040.1	$(41,516.4)	$43,069.5

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2005
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$1,153.0	$—	$502.3	$—	$1,655.3
Receivables, net	40.1	17.0	2,669.0	—	2,726.1
Programming and other inventory	7.0	7.4	955.6	—	970.0
Prepaid expenses and other current assets	222.9	70.3	1,165.1	(14.2)	1,444.1

Total current assets	1,423.0	94.7	5,292.0	(14.2)	6,795.5

Property and equipment	51.0	30.8	3,935.1	—	4,016.9
Less accumulated depreciation and amortization	14.1	15.0	1,251.4	—	1,280.5

Net property and equipment	36.9	15.8	2,683.7	—	2,736.4

Programming and other inventory	11.6	52.2	1,820.6	—	1,884.4
Goodwill	100.3	63.0	18,466.5	—	18,629.8
Intangible assets	—	—	10,514.2	—	10,514.2
Investments in consolidated subsidiaries	36,344.9	4,011.6	—	(40,356.5)	—
Other assets	266.2	23.2	2,179.9	—	2,469.3

Total Assets	$38,182.9	$4,260.5	$40,956.9	$(40,370.7)	$43,029.6

Liabilities and Stockholders' Equity
Accounts payable	$1.9	$119.1	$467.6	$—	$588.6
Participants' share, residuals and royalties payable	—	5.6	862.3	—	867.9
Program rights	8.7	9.3	844.4	—	862.4
Current portion of long-term debt	729.5	—	17.6	—	747.1
Accrued expenses and other	598.6	104.8	1,623.7	(14.5)	2,312.6

Total current liabilities	1,338.7	238.8	3,815.6	(14.5)	5,378.6

Long-term debt	7,037.2	—	116.0	—	7,153.2
Other liabilities	2,963.9	890.5	4,904.5	.2	8,759.1
Intercompany payables	1,387.8	(4,954.4)	(9,190.4)	12,757.0	—
Minority interest	—	—	1.7	—	1.7
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	44,217.4	—	61,434.8	(61,347.8)	44,304.4
Retained earnings (deficit)	(17,898.5)	8,080.8	(21,616.6)	9,597.9	(21,836.4)
Accumulated other comprehensive income (loss)	(530.1)	(118.0)	227.2	23.4	(397.5)

	25,789.6	8,085.6	41,309.5	(53,113.4)	22,071.3
Less treasury stock, at cost	334.3	—	—	—	334.3

Total Stockholders' Equity	25,455.3	8,085.6	41,309.5	(53,113.4)	21,737.0

Total Liabilities and Stockholders' Equity	$38,182.9	$4,260.5	$40,956.9	$(40,370.7)	$43,029.6

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Six Months Ended June 30, 2006
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow provided by (used for) operating activities	$(294.5)	$(454.2)	$2,086.2	$—	$1,337.5

Investing Activities:
Capital expenditures	—	(2.0)	(111.2)	—	(113.2)
Acquisitions, net of cash acquired	(47.3)	—	(21.0)	—	(68.3)
Proceeds from dispositions	—	1,081.2	165.8	—	1,247.0
Net receipts from Viacom Inc. related to the Separation	57.3	—	20.3	—	77.6
Other, net	—	—	(.3)	—	(.3)

Net cash flow provided by (used for) investing activities from continuing operations	10.0	1,079.2	53.6	—	1,142.8

Net cash flow used for investing activities attributable to discontinued operations	—	—	(34.5)	—	(34.5)

Net cash flow provided by (used for) investing activities	10.0	1,079.2	19.1	—	1,108.3

Financing Activities:
Repayment of notes	(832.0)	—	—	—	(832.0)
Repayments to banks, including commercial paper, net	—	—	(2.8)	—	(2.8)
Proceeds from exercise of stock options	37.5	—	—	—	37.5
Dividends	(229.9)	—	—	—	(229.9)
Payment of capital lease obligations	—	—	(7.2)	—	(7.2)
Purchase of Company common stock	(5.7)	—	—	—	(5.7)
Other, net	.8	—	—	—	.8
Increase (decrease) in intercompany payables	2,336.3	(623.5)	(1,712.8)	—	—

Net cash flow provided by (used for) financing activities	1,307.0	(623.5)	(1,722.8)	—	(1,039.3)

Net increase in cash and cash equivalents	1,022.5	1.5	382.5	—	1,406.5
Cash and cash equivalents at beginning of period	1,153.0	—	502.3	—	1,655.3

Cash and cash equivalents at end of period	$2,175.5	$1.5	$884.8	$—	$3,061.8

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Six Months Ended June 30, 2005
	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow provided by (used for) operating activities	$(885.2)	$465.1	$2,366.8	$—	$1,946.7

Investing Activities:
Capital expenditures	—	—	(123.3)	—	(123.3)
Acquisitions, net of cash acquired	—	—	(317.0)	—	(317.0)
Proceeds from dispositions	—	—	125.1	—	125.1
Proceeds from sale of investments	101.5	3.2	3.1	—	107.8
Other, net	.2	—	(.6)	—	(.4)

Net cash flow provided by (used for) investing activities from continuing operations	101.7	3.2	(312.7)	—	(207.8)

Net cash flow used for investing activities attributable to discontinued operations	—	(196.1)	(91.3)	—	(287.4)

Net cash flow provided by (used for) investing activities	101.7	(192.9)	(404.0)	—	(495.2)

Financing Activities:
Repayment of notes	(1,402.2)	—	(16.9)	—	(1,419.1)
Borrowings from (repayments to) banks, including commercial paper, net	2,267.2	—	(.9)	—	2,266.3
Proceeds from exercise of stock options	119.4	—	—	—	119.4
Dividends	(229.8)	—	—	—	(229.8)
Payment of capital lease obligations	—	—	(6.6)	—	(6.6)
Purchase of Company common stock	(2,408.5)	—	—	—	(2,408.5)
Increase (decrease) in intercompany payables	2,001.6	(266.1)	(1,735.5)	—	—

Net cash flow provided by (used for) financing activities from continuing operations	347.7	(266.1)	(1,759.9)	—	(1,678.3)

Net cash flow used for financing activities attributable to discontinued operations	—	(9.0)	(25.0)	—	(34.0)

Net cash flow provided by (used for) financing activities	347.7	(275.1)	(1,784.9)	—	(1,712.3)

Net increase (decrease) in cash and cash equivalents	(435.8)	(2.9)	177.9	—	(260.8)
Cash and cash equivalents at beginning of period	569.2	11.2	347.8	—	928.2

Cash and cash equivalents at end of period	$133.4	$8.3	$525.7	$—	$667.4

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

Recent Developments

On June 30, 2006, the Company sold Paramount Parks to Cedar Fair, L.P. for $1.24 billion. As a result, Paramount Parks, previously included in an all other category named Parks/Publishing, is presented as a discontinued operation. Prior periods have been reclassified to conform to this current presentation.

On June 1, 2006, the Company announced the completion of its Voluntary Exchange Offer ("VEO") which gave eligible employees the opportunity to tender their outstanding stock options to purchase shares of CBS Corp. Class B Common Stock in exchange for restricted shares or restricted share units ("RSUs") of CBS Corp. Class B Common Stock. As a result of the VEO, options to purchase 63.7 million shares of CBS Corp. Class B Common Stock were exchanged for 7.1 million restricted shares and .1 million restricted share units.

On May 25, 2006, the Company announced a 12.5% increase in the quarterly cash dividend on CBS Corp. Class A and Class B Common Stock from $.16 to $.18 per share. The dividend of $139.1 million was paid on July 1, 2006 to shareholders of record as of June 5, 2006.

On May 23, 2006, the Company announced that it will explore the divestiture of its radio stations in ten markets: Austin, Buffalo, Cincinnati, Columbus, Fresno, Greensboro-Winston/Salem, Kansas City, Memphis, Rochester and San Antonio.

Separation

The separation of former Viacom Inc. ("Former Viacom") into two publicly traded entities, CBS Corporation (the "Company" or "CBS Corp.") and new Viacom Inc. ("Viacom Inc.") was completed on December 31, 2005 (the "Separation"). As a result, each outstanding share of Former Viacom class A common stock was converted into .5 of a share of CBS Corp. Class A Common Stock and .5 of a share of Viacom Inc. class A common stock and each outstanding share of Former Viacom class B common stock was converted into ..5 of a share of CBS Corp. Class B Common Stock and .5 of a share of Viacom Inc. class B common stock. All prior period share and per share data have been adjusted to reflect this conversion. The results of Viacom Inc. have been presented as discontinued operations for the three and six months ended June 30, 2005.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Consolidated Results of Operations

Three and Six Months Ended June 30, 2006 versus Three and Six Months Ended June 30, 2005

Revenues

The tables below present the Company's consolidated revenues by type, net of intercompany eliminations, for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,

		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2006		2005		$	%

Advertising sales	$2,650.7	76%	$2,655.1	76%	$(4.4)	—%
Television license fees	295.9	9	281.8	8	14.1	5
Affiliate fees	273.9	8	247.7	7	26.2	11
Publishing	176.1	5	174.7	5	1.4	1
Other	86.5	2	154.0	4	(67.5)	(44)

Total Revenues	$3,483.1	100%	$3,513.3	100%	$(30.2)	(1)%

	Six Months Ended June 30,

		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2006		2005		$	%

Advertising sales	$5,216.2	74%	$5,233.1	75%	$(16.9)	—%
Television license fees	768.2	11	587.2	9	181.0	31
Affiliate fees	536.2	8	496.0	7	40.2	8
Publishing	357.2	5	333.4	5	23.8	7
Other	180.7	2	302.5	4	(121.8)	(40)

Total Revenues	$7,058.5	100%	$6,952.2	100%	$106.3	2%

Advertising sales decreased $4.4 million to $2.65 billion for the second quarter of 2006 and $16.9 million to $5.22 billion for the six months ended June 30, 2006 primarily reflecting a decrease at Radio principally offset by growth at Outdoor. Outdoor advertising growth primarily reflected an increase in North American properties of 9% for the second quarter and the six-month period and a 2% increase in Europe for the second quarter. Radio advertising revenues decreased 8% for the second quarter and 7% for the six-month period reflecting declines in both average unit rates and units sold. Television advertising revenues were relatively flat for both the second quarter and the six months.

Television license fees increased $14.1 million, or 5%, to $295.9 million for the three months ended June 30, 2006 primarily reflecting higher revenues from the domestic syndication of Without a Trace and higher foreign syndication partially offset by the absence of license fees from the prior year second-cycle cable renewal of Everybody Loves Raymond. For the six months ended June 30, 2006, television license fees increased $181.0 million, or 31%, to $768.2 million primarily reflecting the second-cycle domestic syndication of Frasier in the first quarter of 2006.

Affiliate fees increased $26.2 million, or 11%, to $273.9 million for the second quarter and $40.2 million, or 8%, to $536.2 million for the six months ended June 30, 2006 primarily driven by the inclusion of CSTV Networks since its acquisition in January 2006 as well as rate increases and subscriber growth at Showtime Networks.

Publishing revenues increased $1.4 million, or 1%, to $176.1 million for the second quarter of 2006 primarily due to higher distribution fees. For the six months ended June 30, 2006, Publishing revenues

Management's Discussion and Analysis of
Results of Operations and Financial Condition

increased $23.8 million, or 7%, to $357.2 million, primarily reflecting growth in the Adult group due to contributions from top-selling titles.

Other revenues, which include ancillary fees for Television and Radio operations, digital media and home entertainment revenues, decreased $67.5 million, or 44%, to $86.5 million for the second quarter and decreased $121.8 million, or 40%, to $180.7 million for the six months ended June 30, 2006, primarily reflecting lower home entertainment revenues due to the switch from self-distribution in 2005 to third party distribution in 2006.

International Revenues

The Company generated approximately 11% of its total revenues from international regions for each of the three and six months ended June 30, 2006 and 2005.

Operating Expenses

The tables below present the Company's consolidated operating expenses by type:

	Three Months Ended June 30,

		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2006		2005		$	%

Programming	$756.2	40%	$779.1	40%	$(22.9)	(3)%
Production	525.9	28	552.3	28	(26.4)	(5)
Outdoor operations	287.7	15	279.0	14	8.7	3
Publishing operations	121.7	6	122.8	6	(1.1)	(1)
Other	218.6	11	229.7	12	(11.1)	(5)

Total Operating Expenses	$1,910.1	100%	$1,962.9	100%	$(52.8)	(3)%

	Six Months Ended June 30,

		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2006		2005		$	%

Programming	$1,759.6	42%	$1,788.6	43%	$(29.0)	(2)%
Production	1,225.0	29	1,118.2	27	106.8	10
Outdoor operations	557.8	13	552.5	14	5.3	1
Publishing operations	248.9	6	238.8	6	10.1	4
Other	410.4	10	426.0	10	(15.6)	(4)

Total Operating Expenses	$4,201.7	100%	$4,124.1	100%	$77.6	2%

For the three months ended June 30, 2006, operating expenses decreased $52.8 million, or 3%, to $1.91 billion. For the six months ended June 30, 2006, operating expenses increased $77.6 million, or 2%, to $4.20 billion.

Programming expenses for the second quarter decreased $22.9 million, or 3%, to $756.2 million and for the six months decreased $29.0 million, or 2%, to $1.76 billion primarily reflecting lower costs associated with primetime series at the broadcast networks and lower program costs at Radio.

Production expenses for the second quarter decreased $26.4 million, or 5%, to $525.9 million principally reflecting lower production from the mix of network series. For the six months ended June 30, 2006, production expenses increased $106.8 million, or 10%, to $1.23 billion primarily reflecting higher costs relating to the first quarter 2006 domestic syndication of Frasier.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Outdoor operations expenses for the second quarter increased $8.7 million, or 3%, to $287.7 million and for the six months increased $5.3 million, or 1%, to $557.8 million primarily reflecting higher billboard lease costs and other outdoor expenses.

Publishing operations expenses for the second quarter decreased $1.1 million, or 1%, to $121.7 million primarily reflecting lower royalty expenses. For the six months ended June 30, 2006, Publishing operations costs increased $10.1 million, or 4%, to $248.9 million, reflecting higher cost of book sales.

Other operating expenses for the second quarter decreased $11.1 million, or 5%, to $218.6 million and for the six months decreased $15.6 million, or 4%, to $410.4 million primarily reflecting lower home entertainment distribution costs due to the switch from self-distribution in 2005 to third party distribution in 2006 partially offset by higher costs associated with digital media and employee-related costs.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, increased $80.1 million, or 13%, to $714.1 million for the second quarter and increased $83.2 million, or 7%, to $1.36 billion for the six months ended June 30, 2006, primarily reflecting $24.0 million of UPN shutdown costs recorded in the second quarter of 2006, higher employee-related costs, including stock-based compensation, the absence of a $14.6 million gain recognized in the second quarter of 2005 on the sale of one of the Company's radio stations, and the inclusion of CSTV Networks, partially offset by lower advertising expense and professional fees. Pension and postretirement benefits increased $9.3 million to $53.6 million for the second quarter and increased $25.5 million to $113.9 million for the six months ended June 30, 2006 versus the comparable prior-year period. The increases for both periods were primarily due to an increase in pension costs from the recognition of higher actuarial losses from the change in mortality rate assumption, and lower than expected plan asset performance in 2005, partially offset by lower postretirement benefit costs reflecting the effect of a Medicare Part D subsidy. The six-month period also reflected settlement costs related to an international pension plan. SG&A expenses as a percentage of revenues increased to 21% for the three months ended June 30, 2006 versus 18% for the same prior-year period and increased to 19% for the six months ended June 30, 2006 versus 18% in 2005.

Depreciation and Amortization

For the three and six months ended June 30, 2006, depreciation and amortization increased 1% to $108.6 million and increased 1% to $216.6 million, respectively, from the comparable prior-year periods.

Interest Expense

For the three and six months ended June 30, 2006, interest expense decreased 20% and 19%, respectively, to $140.8 million and $285.1 million, respectively, due to lower debt balances in 2006. In the fourth quarter of 2005, the Company received from Viacom Inc. a $5.4 billion special cash dividend as a result of the Separation, which was used by the Company to repay outstanding commercial paper, debt outstanding under revolving credit facilities and certain fixed rate debt upon maturity in January 2006. In addition, certain fixed rate debt was repaid during 2005, upon maturity. The Company had approximately $7.04 billion and $10.22 billion of principal amount of debt outstanding (including current maturities) as of June 30, 2006 and 2005, respectively, at weighted average interest rates of 7.0% and 6.0%, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Interest Income

For the three months ended June 30, 2006, interest income increased $15.3 million to $18.5 million and for the six months ended June 30, 2006, increased $24.9 million to $31.1 million primarily due to higher interest rates and increased cash and cash equivalents.

Loss on Early Extinguishment of Debt

For the three and six months ended June 30, 2006, "Loss on early extinguishment of debt" of $2.0 million and $6.0 million, respectively, reflected losses recognized upon the early redemption of $50.0 million of the Company's 6.625% senior notes due 2011, and for the six months also reflected losses recognized upon the early redemption of $52.2 million of the Company's 7.70% senior notes due 2010.

Other Items, Net

For the three months ended June 30, 2006, Other items, net reflected a net loss of $15.2 million principally consisting of losses of $7.8 million associated with securitizing trade receivables and foreign exchange losses of $7.5 million. Other items, net reflected a net loss of $18.1 million for the six months ended June 30, 2006 principally consisting of losses of $14.8 associated with securitizing trade receivables and foreign exchange losses of $3.4 million.

For the three months ended June 30, 2005, Other items, net reflected a net loss of $17.4 million principally consisting of foreign exchange losses of $13.8 million and losses of $3.2 million associated with securitizing trade receivables. For the six months ended June 30, 2005, Other items, net of $21.6 million principally reflected a gain on the sale of Marketwatch.com, Inc. of $64.6 million, partially offset by a non-cash charge of $26.5 million associated with other-than-temporary declines in the Company's investments, foreign exchange losses of $10.0 million and losses associated with securitizing trade receivables of $6.2 million.

Provision for Income Taxes

The provision for income taxes for continuing operations (exclusive of income tax on equity in earnings (loss) of affiliates and minority interest) was $118.0 million for the three months ended June 30, 2006, compared with $242.3 million for the three months ended June 30, 2005. For the second quarter of 2006, the Company's effective income tax rate decreased to 19.3% from 39.1% reflecting a benefit of $129.0 million from the settlement of certain income tax audits. For the six months ended June 30, 2006, the Company's effective tax rate of 27.9% decreased from 40.1% for the same prior-year period.

Equity in Earnings (Loss) of Affiliated Companies, Net of Tax

"Equity in earnings (loss) of affiliated companies, net of tax" reflects the operating results of the Company's equity investments, primarily Westwood One, Inc. ("Westwood One"). In addition, The CW, a 50/50% joint venture with Warner Bros. Entertainment, has been accounted for as an equity investment beginning in the second quarter of 2006.

Minority Interest, Net of Tax

Minority interest primarily represents the minority ownership of certain international entities.

Net Earnings from Discontinued Operations

Net earnings from discontinued operations for the three and six months ended June 30, 2006 principally reflected the gain on sale of the Paramount Parks division to Cedar Fair, L.P. for $1.24 billion in cash. For 2005 periods, net earnings from discontinued operations included the operating results of Paramount Parks and Viacom Inc., prior to its separation from the Company.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Net Earnings

The Company reported net earnings of $781.7 million for the three months ended June 30, 2006 versus $753.8 million for the three months ended June 30, 2005 and net earnings of $1.01 billion for the six months ended June 30, 2006 versus net earnings of $1.34 billion for the six months ended June 30, 2005.

Segment Results of Operations

The following tables present the Company's revenues, Segment operating income before depreciation and amortization ("Segment OIBDA"), operating income and depreciation and amortization by segment, for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Revenues:
Television	$2,259.8	$2,284.2	$4,775.5	$4,679.3
Radio	519.1	566.5	953.6	1,029.3
Outdoor	534.4	499.3	986.6	928.4
Publishing	176.0	174.7	357.1	333.4
Eliminations	(6.2)	(11.4)	(14.3)	(18.2)

Total Revenues	$3,483.1	$3,513.3	$7,058.5	$6,952.2

Management's Discussion and Analysis of
Results of Operations and Financial Condition

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Segment OIBDA (a):
Television	$535.4	$547.5	$959.1	$959.5
Radio	227.9	280.5	398.5	477.7
Outdoor	160.0	134.9	259.1	204.2
Publishing	10.6	9.9	16.4	13.2
Corporate	(39.7)	(26.8)	(67.4)	(45.7)
Residual costs	(35.3)	(29.6)	(70.6)	(59.3)
Depreciation and amortization	(108.6)	(107.5)	(216.6)	(214.8)

Operating Income	$750.3	$808.9	$1,278.5	$1,334.8

Operating Income:
Television	$491.9	$505.5	$874.7	$875.7
Radio	219.6	272.9	382.2	462.4
Outdoor	107.9	81.7	152.4	98.2
Publishing	8.2	7.8	11.9	8.8
Corporate	(42.0)	(29.4)	(72.1)	(51.0)
Residual costs	(35.3)	(29.6)	(70.6)	(59.3)

Total Operating Income	$750.3	$808.9	$1,278.5	$1,334.8

Depreciation and Amortization:
Television	$43.5	$42.0	$84.4	$83.8
Radio	8.3	7.6	16.3	15.3
Outdoor	52.1	53.2	106.7	106.0
Publishing	2.4	2.1	4.5	4.4
Corporate	2.3	2.6	4.7	5.3

Total Depreciation and Amortization	$108.6	$107.5	$216.6	$214.8

    (a)  The Company presents Segment OIBDA as the primary measure of profit and loss for its operating segments in accordance with Statement of Financial Accounting Standards ("SFAS") 131 "Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"). The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA to the Company's consolidated Net Earnings is presented in Note 14 (Reportable Segments) to the Consolidated Financial Statements.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Television (CBS and UPN Television Networks and Stations; Television Production and Syndication, Showtime Networks and CSTV Networks)

(Contributed 65% and 68% to consolidated revenues for the three and six months ended June 30, 2006 versus 65% and 67% for the prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$2,259.8	$2,284.2	$4,775.5	$4,679.3

OIBDA	$535.4	$547.5	$959.1	$959.5
Depreciation and amortization	(43.5)	(42.0)	(84.4)	(83.8)

Operating income (OI)	$491.9	$505.5	$874.7	$875.7

OI as a % of revenues	22%	22%	18%	19%
Capital expenditures	$29.5	$58.6	$48.4	$76.1

For the three months ended June 30, 2006, Television revenues decreased $24.4 million, or 1%, to $2.26 billion, reflecting a decrease in home entertainment revenues due to the switch from self-distribution in 2005 to third party distribution in 2006. The decrease is partially offset by 11% higher affiliate fees principally due to rate increases and subscriber growth at Showtime Networks and 5% higher television license revenues. Television license revenues increased 5% primarily from the domestic syndication of Without a Trace and higher foreign syndication revenues partially offset by the absence of license fees from the prior year second-cycle cable renewal of Everybody Loves Raymond. For the six months ended June 30, 2006, Television revenues increased $96.2 million, or 2%, to $4.78 billion primarily due to 31% higher television license fee revenues, 8% higher affiliate revenues partially offset by lower home entertainment revenues. Television license fee revenues increased 31% principally from the second-cycle domestic syndication of Frasier in the first quarter of 2006 and higher foreign syndication revenues. Affiliate revenues increased primarily due to rate increases and subscriber growth at Showtime Networks and the inclusion of CSTV Networks results since its acquisition in January 2006. Television advertising revenues remained relatively flat versus the prior year for both the three and six-month periods.

For the three months ended June 30, 2006, Television operating income decreased $13.6 million, or 3%, to $491.9 million and OIBDA decreased $12.1 million, or 2%, to $535.4 million. For the six months ended June 30, 2006, operating income decreased slightly to $874.7 million from $875.7 million and OIBDA decreased slightly to $959.1 million from $959.5 million. These decreases principally reflect $24.0 million of UPN shutdown costs and higher stock-based compensation partially offset by lower costs associated with primetime series at the broadcast networks. For the six months, the decrease also reflects higher costs associated with the second-cycle domestic syndication of Frasier primarily offset by higher revenues as noted above. Included in total Television expenses is stock-based compensation of $8.5 million and $14.3 million for the three and six months ended June 30, 2006, respectively, versus $2.1 million and $3.4 million for the same prior-year periods. Operating income as a percentage of revenues was 22% and 18% for the three and six months ended June 30, 2006, respectively, versus 22% and 19% for the same prior-year periods.

The CW, a new broadcast network and 50/50% joint venture with Warner Bros. Entertainment, will be launched in September 2006. As a result, UPN plans to cease broadcasting its network schedule at the conclusion of the 2005/2006 broadcast season. The CW has been accounted for as an equity investment beginning in the second quarter of 2006. In connection with the shutdown of UPN, the Television

Management's Discussion and Analysis of
Results of Operations and Financial Condition

segment recorded restructuring charges of $24.0 million in SG&A expenses in the second quarter of 2006. The charges reflected costs associated with contract terminations of $13.6 million and severance, legal and other expenses of $10.4 million. The Company paid and charged $.1 million against the restructuring liabilities during the second quarter of 2006.

On January 5, 2006, the Company completed the acquisition of CSTV Networks, a cable network and online digital sports media company, for a purchase price of approximately $325 million, comprised of 10.2 million shares of CBS Corp. Class B Common Stock and $52 million in cash. The results of CSTV Networks have been included in the Television segment since its date of acquisition.

Radio (CBS Radio)

(Contributed 15% and 14% to consolidated revenues for the three and six months ended June 30, 2006 and 16% and 15% for the comparable prior-year periods.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$519.1	$566.5	$953.6	$1,029.3

OIBDA	$227.9	$280.5	$398.5	$477.7
Depreciation and amortization	(8.3)	(7.6)	(16.3)	(15.3)

Operating income (OI)	$219.6	$272.9	$382.2	$462.4

OI as a % of revenues	42%	48%	40%	45%
Capital expenditures	$14.9	$8.3	$24.4	$16.8

For the three and six months ended June 30, 2006, Radio revenues decreased $47.4 million, or 8%, to $519.1 million, and $75.7 million, or 7%, to $953.6 million, respectively. The decreases reflected the weakness in the radio advertising market as well as the impact of programming changes at 27 owned radio stations. Radio advertising revenues decreased 8% for the quarter and 7% for the six months due to decreases in the average unit rates and units sold. Radio receives affiliation and other fees and consideration for management services provided to Westwood One, an affiliated company. Revenues from these arrangements were approximately $14.4 million and $29.8 million for the three and six months ended June 30, 2006 versus $16.3 million and $32.5 million for the comparable prior-year periods.

For the three months ended June 30, 2006, Radio operating income decreased $53.3 million, or 20%, to $219.6 million and OIBDA decreased $52.6 million, or 19%, to $227.9 million. For the six months, operating income decreased $80.2 million, or 17%, to $382.2 million and OIBDA decreased $79.2 million, or 17%, to $398.5 million. These decreases are due primarily to the revenue decline noted above. Operating expenses decreased $2.6 million, or 2% for the quarter and $3.2 million, or 1% for the six months due primarily to lower program costs. SG&A expenses increased $7.9 million, or 5%, for the quarter and $6.7 million, or 2% for the six months due to the absence of a $14.6 million gain recognized in the second quarter of 2005 on the sale of one of the Company's radio stations and higher marketing costs for morning programming and new formats, partially offset by lower legal expenses. Included in total Radio expenses is stock-based compensation of $3.4 million and $5.4 million for the three and six months ended June 30, 2006, respectively, versus $.6 million and $1.1 million for the same prior-year periods. Operating income as a percentage of revenues was 42% and 48% for the three months ended June 30, 2006 and 2005, respectively, and 40% and 45% for the six months ended June 30, 2006 and 2005, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

For the remainder of 2006, the Company anticipates that Radio revenues and operating income will continue to be adversely impacted, similar to the impact during the first half of 2006, by the weakness in the radio advertising market and the programming changes at 27 owned radio stations. In July 2006, Radio took initiatives to reduce its cost structure by eliminating more than 100 staff positions. Also, the Company announced that it is exploring the divestiture of certain radio stations in ten of its smaller markets.

Outdoor (CBS Outdoor)

(Contributed 15% and 14% to revenues for the three and six months ended June 30, 2006 and 14% and 13% for the three and six months ended June 30, 2005.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$534.4	$499.3	$986.6	$928.4

OIBDA	$160.0	$134.9	$259.1	$204.2
Depreciation and amortization	(52.1)	(53.2)	(106.7)	(106.0)

Operating income (OI)	$107.9	$81.7	$152.4	$98.2

OI as a % of revenues	20%	16%	15%	11%
Capital expenditures	$20.5	$15.4	$36.9	$29.1

For the three and six months ended June 30, 2006, Outdoor revenues increased $35.1 million, or 7%, to $534.4 million, and $58.2 million, or 6%, to $986.6 million, respectively. For the second quarter, the revenue increase reflected 9% growth in North American properties and 2% growth in Europe. North American properties reflected growth of 7% in the U.S., 17% in Canada and 15% in Mexico for the quarter. For the six months, Outdoor's revenue increase was driven by 9% growth in North American properties, reflecting growth of 8% in the U.S., 13% in Canada and 21% in Mexico, partially offset by a decrease of 1% in Europe. In constant dollars, however, European revenues increased 4% for the six months. Approximately 44% and 45% of Outdoor's revenues were generated from international regions for the three months ended June 30, 2006 and 2005, respectively, and 45% and 46% for the six months ended June 30, 2006 and 2005, respectively.

For the three months ended June 30, 2006, Outdoor operating income increased $26.2 million, or 32%, to $107.9 million and OIBDA increased $25.1 million, or 19%, to $160.0 million. For the six months, operating income increased $54.2 million, or 55%, to $152.4 million and OIBDA increased $54.9 million, or 27%, to $259.1 million. For the second quarter and six months, the increases in operating income and OIBDA reflected the revenue increases noted above, partially offset by higher expenses. Operating expenses increased $8.7 million, or 3%, for the quarter and $5.3 million, or 1%, for the six months due primarily to higher billboard lease costs and other outdoor expenses. For the six months, these increases were partially offset by the favorable impact of foreign exchange. SG&A expenses increased $1.4 million, or 2%, for the quarter due primarily to higher employee-related costs. For the six months, SG&A expenses decreased $2.0 million, or 1%, reflecting lower professional fees and bad debt expense, as well as the favorable impact of foreign exchange, partially offset by higher employee-related costs. Included in total Outdoor expenses is stock-based compensation of $.9 million and $1.4 million for the three and six months ended June 30, 2006, respectively, versus $.2 million and $.3 million for the same prior-year periods. Operating income as a percentage of revenues was 20% and 16% for the three months ended June 30, 2006 and 2005, respectively, and 15% and 11% for the six months ended June 30, 2006 and 2005, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Publishing (Simon & Schuster)

(Contributed 5% to consolidated revenues for the three and six months ended June 30, 2006 and 2005.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$176.0	$174.7	$357.1	$333.4

OIBDA	$10.6	$9.9	$16.4	$13.2
Depreciation and amortization	(2.4)	(2.1)	(4.5)	(4.4)

Operating income (OI)	$8.2	$7.8	$11.9	$8.8

OI as a % of revenues	5%	4%	3%	3%
Capital expenditures	$1.2	$.8	$1.5	$1.3

For the three and six months ended June 30, 2006, Publishing revenues increased $1.3 million, or 1%, to $176.0 million, and $23.7 million, or 7%, to $357.1 million, respectively. For the quarter, the increase in revenues reflected higher distribution fees and for the six months, the increase was driven by higher sales from the Adult group, reflecting top-selling titles such as Two Little Girls in Blue by Mary Higgins Clark and Cell by Stephen King.

For the three months ended June 30, 2006, Publishing operating income increased $.4 million, or 5%, to $8.2 million and OIBDA increased $.7 million, or 7%, to $10.6 million. For the six months, operating income increased $3.1 million, or 35%, to $11.9 million and OIBDA increased $3.2 million, or 24%, to $16.4 million. These increases reflected the revenue increases partially offset by higher total expenses. Operating expenses decreased $1.1 million, or 1%, for the quarter due to lower royalty expenses, and increased $10.1 million, or 4%, for the six months due primarily to higher cost of sales relating to the revenue increase. SG&A expenses increased $1.7 million, or 4%, for the quarter and $10.5 million, or 13% for the six months primarily reflecting higher employee-related costs and advertising and selling expenses. Included in total Publishing expenses is stock-based compensation of $.5 million and $.8 million for the three and six months ended June 30, 2006, respectively, versus $.2 million and $.3 million for the same prior-year periods. Operating income as a percentage of revenues was 5% and 4% for the three months ended June 30, 2006 and 2005, respectively, and 3% for each of the six months ended June 30, 2006 and 2005.

Financial Position

Current assets increased $714.6 million to $7.51 billion at June 30, 2006 from $6.80 billion at December 31, 2005 primarily due to increases in cash and cash equivalents, offset by decreases in receivables and programming and other inventory principally due to the timing of receivable collections and investment in programming. The increase in cash and cash equivalents principally reflected the sale of Paramount Parks, partially offset by the repayment of debt. The allowance for doubtful accounts as a percentage of receivables was 5.5% at June 30, 2006 compared with 5.1% at December 31, 2005.

Net property and equipment decreased $32.2 million to $2.70 billion at June 30, 2006 from $2.74 billion at December 31, 2005, primarily reflecting depreciation expense of $166.5 million, partially offset by capital expenditures of $113.2 million, additional property and equipment from acquisitions of $11.3 million and foreign exchange.

Goodwill increased $353.2 million to $18.98 billion at June 30, 2006 from $18.63 billion at December 31, 2005, primarily reflecting the acquisition of CSTV Networks.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Other assets decreased $763.6 million to $1.71 billion at June 30, 2006 from $2.47 billion at December 31, 2005, primarily due to the sale of Paramount Parks, which was presented as a discontinued operation at December 31, 2005.

Current liabilities decreased $1.11 billion to $4.27 billion at June 30, 2006 from $5.38 billion at December 31, 2005 primarily due to a decrease in current portion of long-term debt due to the repayment of senior notes. Accounts payable decreased due to the timing of payments.

Other liabilities decreased $233.4 million to $6.50 billion at June 30, 2006 from $6.74 billion at December 31, 2005, primarily due to the sale of Paramount Parks, which was presented as a discontinued operation at December 31, 2005.

Cash Flows

Cash and cash equivalents increased by $1.41 billion for the six months ended June 30, 2006. The change in cash and cash equivalents was as follows:

	Six Months Ended June 30,
	2006	2005

Cash provided by operating activities from:
Continuing operations	$1,304.5	$1,235.7
Discontinued operations	33.0	711.0

Cash provided by operating activities	1,337.5	1,946.7

Cash provided by (used for) investing activities from:
Continuing operations	1,142.8	(207.8)
Discontinued operations	(34.5)	(287.4)

Cash provided by (used for) investing activities	1,108.3	(495.2)

Cash used for financing activities from:
Continuing operations	(1,039.3)	(1,678.3)
Discontinued operations	—	(34.0)

Cash used for financing activities	(1,039.3)	(1,712.3)

Net increase (decrease) in cash and cash equivalents	$1,406.5	$(260.8)

Operating Activities.    Cash provided by operating activities from continuing operations of $1.30 billion for the six months ended June 30, 2006 increased $68.8 million, or 6%, from $1.24 billion in the same prior-year period reflecting an increase in earnings from continuing operations and lower cash interest resulting from a reduction in debt in 2006, partially offset by higher cash taxes and lower cash inflows from net changes in operating assets and liabilities.

Cash paid for income taxes from continuing operations for the six months ended June 30, 2006 was $401.9 million versus $249.7 million for the six months ended June 30, 2005 principally due to higher taxable income in 2006.

Investing Activities.    Cash provided by investing activities of $1.14 billion for the six months ended June 30, 2006 principally reflected proceeds of $1.24 billion from the sale of Paramount Parks and net receipts from Viacom Inc. related to the Separation of $77.6 million, partially offset by capital expenditures of $113.2 million and acquisitions of $68.3 million, primarily consisting of the acquisition of CSTV Networks. Capital expenditures decreased $10.1 million or 8%. Cash used for investing activities from continuing operations of $207.8 million for the six months ended June 30, 2005

Management's Discussion and Analysis of
Results of Operations and Financial Condition

principally reflected acquisitions of $317.0 million, primarily consisting of the acquisition of KOVR-TV and capital expenditures of $123.3 million, partially offset by proceeds from dispositions of $125.1 million, principally from the sales of a radio station and two television stations and proceeds from the sale of investments of $107.8 million, primarily reflecting the sale of Marketwatch.com, Inc.

Financing Activities.    Cash used for financing activities of $1.04 billion for the six months ended June 30, 2006 principally reflected the repayment of notes of $832.0 million and dividend payments of $229.9 million, partially offset by proceeds from the exercise of stock options of $37.5 million. Cash used for financing from continuing operations of $1.68 billion for the six months ended June 30, 2005 primarily reflected the purchase of Company common stock of $2.41 billion, the repayment of notes of $1.42 billion and dividend payments of $229.8 million, partially offset by the net proceeds from bank borrowings of $2.27 billion and cash proceeds from the exercise of stock options of $119.4 million.

Cash Dividends and Share Purchase Program

On May 25, 2006, the Company announced a 12.5% increase in the quarterly cash dividend to $.18 per share on CBS Corp. Class A and Class B Common Stock. The increased dividend was paid on July 1, 2006 to stockholders of record at the close of business on June 5, 2006. On April 1, 2006 the Company paid $124.1 million to stockholders of record at the close of business on February 28, 2006 for the $.16 per share dividend declared on January 25, 2006.

The Company has not made any purchases under its stock purchase program during the six months ended June 30, 2006. For the six months ended June 30, 2005, on a trade date basis, the Company purchased approximately 33.5 million shares of its Class B Common Stock for $2.40 billion under its $8.0 billion stock purchase program.

Capital Structure

The following table sets forth the Company's long-term debt:

	At June 30, 2006	At December 31, 2005

Notes payable to banks	$5.0	$7.2
Senior debt (4.625% – 8.875% due 2006–2051)	6,990.2	7,919.9
Other notes	.8	1.0
Obligations under capital leases	122.7	125.4

Total debt	7,118.7	8,053.5
Less discontinued operations debt (a)	83.0	153.2
Less current portion of long-term debt	16.3	747.1

Total long-term debt from continuing operations, net of current portion	$7,019.4	$7,153.2

    (a)
    Included in "Other liabilities" on the Consolidated Balance Sheets.

The Company's total debt includes (i) an aggregate unamortized premium of $30.5 million and $31.8 million and (ii) the decrease in the carrying value of the debt, since inception, relating to fair value hedges of $34.8 million and $8.5 million as of June 30, 2006 and December 31, 2005, respectively.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

During the six months ended June 30, 2006, the Company repurchased $52.2 million of its 7.70% senior notes due 2010 and $50.0 million of its 6.625% senior notes due 2011, resulting in a loss on early extinguishment of debt of $2.0 million and $6.0 million for the three and six months ended June 30, 2006, respectively.

Credit Facility

As of June 30, 2006, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"), primarily to support commercial paper borrowings. At June 30, 2006, the Company had no commercial paper borrowings and was in compliance with all covenants under the Credit Facility, including the requirement that the Company maintain a minimum coverage ratio. As of June 30, 2006, the remaining availability under this Credit Facility, net of outstanding letters of credit, was $2.75 billion.

Accounts Receivable Securitization Programs

As of June 30, 2006, the Company had an aggregate of $550.0 million outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from these programs were used to reduce outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs meet certain performance ratios. As of June 30, 2006, the Company was in compliance with the required ratios under the receivable securitization programs.

Liquidity and Capital Resources

The Company believes that its operating cash flows ($1.30 billion at June 30, 2006), cash and cash equivalents ($3.06 billion at June 30, 2006), borrowing capacity under its committed bank facilities (which consisted of an unused revolving credit facility of $2.75 billion at June 30, 2006), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments and its financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film operations, and talent contracts will come primarily from cash flow from operations.

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

Voluntary Exchange Offer

On June 1, 2006, the Company announced the completion of its VEO which gave eligible employees the voluntary opportunity to tender their outstanding stock options to purchase shares of CBS Corp. Class B Common Stock in exchange for restricted shares (for eligible employees who are subject to United States income tax) or RSUs (for eligible employees who are not subject to United States income tax) of CBS Corp. Class B Common Stock having a value equal to 75% of the fair value attributed to the eligible options. For the restricted shares and RSUs issued in exchange for the fully vested options, no compensation expense will be recorded. For the restricted shares and RSUs issued in exchange for unvested options, compensation expense will be recorded based on grant-date fair value of the options over the remaining vesting period. Employees who participated in the VEO made separate tendering decisions with respect to all of their stock options awarded prior to January 1, 2006 that were out-of-the-money (options with an exercise price equal to or greater than $24.9340) and all of those that were in-the-money (options with an exercise price less than $24.9340). Restricted shares and RSUs issued in connection with the VEO vest in two equal annual installments on the second and third anniversaries of the date of grant, June 1, 2006, subject to forfeitures and other restrictions. As a result of the VEO, options to purchase 63.7 million shares of CBS Corp. Class B Common Stock were exchanged for 7.1 million restricted shares and .1 million RSUs.

Off-Balance Sheet Arrangements

In connection with the Separation, Viacom Inc. has agreed to indemnify the Company with respect to obligations related to Blockbuster Inc. ("Blockbuster"), including certain Blockbuster store leases; certain UCI theatre leases; and certain theater leases related to W.F. Cinema Holdings L.P. and Grauman's Theatres LLC.

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $408.8 million at June 30, 2006 and are not recorded on the balance sheet as of June 30, 2006.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Legal Matters

Shareholder Derivative Lawsuits and Demands.    Two shareholder derivative lawsuits, consolidated as In re Viacom Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions name each member of Former Viacom's Board of Directors, Messrs. Tom Freston and Leslie Moonves (each of whom were executive officers of Former Viacom), and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of Messrs. Redstone, Freston, and Moonves was excessive and unwarranted and challenging the independence of certain Former Viacom directors. Mr. Redstone is the Company's Executive Chairman of the Board of Directors and Founder and Mr. Moonves is the Company's President and Chief Executive Officer. Mr. Freston is Viacom Inc.'s President and Chief Executive Officer. Plaintiffs seek unspecified damages from the members of the Former Viacom Board of Directors for their alleged breach of fiduciary duties, disgorgement of the 2004 compensation paid to the officers of Former Viacom, equitable relief, and attorney fees and expenses. The Company moved to dismiss the complaints and oral argument was heard on February 16, 2006. On June 26, 2006, the court denied the Company's motion to dismiss. The Company intends to appeal this decision. Any liabilities in this matter adverse to the Company and/or Viacom Inc. will be shared equally between the Company and Viacom Inc. The Company believes that the plaintiffs' positions in these actions are without merit and it intends to vigorously defend itself in the litigation.

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

Claims Related to Former Businesses: Asbestos, Environmental and Other.    The Company is a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred principally as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. The Company is typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of the Company's products is the basis of a claim. Claims against the Company in which a product has been identified principally relate to exposures allegedly caused by asbestos-containing insulating material in turbines sold for power-generation, industrial and marine use, or by asbestos containing grades of decorative micarta, a laminate used in commercial ships.

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2006, the Company had pending approximately 94,730 asbestos claims, as compared with

Management's Discussion and Analysis of
Results of Operations and Financial Condition

approximately 101,170 as of December 31, 2005 and approximately 104,700 as of June 30, 2005. Of the claims pending as of June 30, 2006, approximately 58,860 were pending in state courts, 33,210 in federal courts and approximately 2,660 were third party claims. During the second quarter of 2006, the Company received approximately 1,550 new claims and closed or moved to an inactive docket approximately 5,120 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at June 30, 2006. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

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

Payola.    The Attorney General of the State of New York is conducting an investigation of record companies, radio stations and independent record promoters relating to the promotion and selection of music on radio stations, principally to determine whether radio stations have received undisclosed payments or other items of value that were tied to their decisions on what songs to play, a practice commonly known as "payola." In connection with this investigation, the Attorney General has entered into settlement agreements with EMI Music, Sony/BMG Music Entertainment, Universal Music Group and Warner Music Group Corp. The Attorney General has also filed a lawsuit against Entercom Communications Corp., which owns and operates radio stations in the State of New York, alleging that various arrangements with record companies and independent record promoters are, inter alia, deceptive business practices under New York law. CBS Radio has provided information to the Attorney General and has otherwise cooperated with the investigation. However, if CBS Radio is unable to resolve this matter with the Attorney General, it is possible that the Attorney General will institute litigation. In addition, the FCC, based on a review of information provided to it by the Attorney General, has initiated its own investigation of whether certain arrangements between radio stations and record companies and independent record promoters constitute "payola" in violation of the Communications Act. The FCC has issued a Letter of Inquiry to CBS Radio and three other large

Management's Discussion and Analysis of
Results of Operations and Financial Condition

radio companies requesting additional information about these practices. CBS Radio intends to cooperate with the FCC in this investigation and is in the process of gathering the information requested by the FCC.

Indecency Regulation.    On March 15, 2006, the FCC released certain decisions relating to indecency complaints against certain of the Company's owned television stations and affiliated stations. The FCC ruled in the Super Bowl proceeding and ordered the Company to pay a forfeiture of $550,000. On May 31, 2006, the FCC denied the Company's petition for reconsideration. On July 28, 2006, the Company filed a Petition for Review of the forfeiture and denial of reconsideration with the U.S. Court of Appeals for the Third Circuit and paid the $550,000 forfeiture under protest so that it could bring the appeal. On March 15, 2006, the FCC also notified the Company and certain affiliates of the CBS Television Network of apparent liability for forfeitures relating to a broadcast of the program Without a Trace. The FCC proposed to assess a forfeiture totaling $3.35 million for such matter; of that amount $260,000 is against certain owned and operated stations and the remainder is against stations affiliated with the CBS Television Network. The Company is contesting the FCC decision and the proposed forfeitures. Also, on March 15, 2006, as part of an omnibus indecency order, the FCC ruled that a broadcast of The Early Show was indecent, but declined to issue a forfeiture. That decision and others are the subject of a petition for review filed in the U.S. Court of Appeals for the Second Circuit by the Company, as well as the other broadcast networks and their affiliate associations. Additionally, the Company, from time to time, has received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on the Company's broadcasting stations included indecent material. In a separate matter, a new law increased the maximum forfeiture for a single indecency violation to $325,000, with a maximum forfeiture exposure of $3,000,000 for any continuing violation arising from a single act or failure to act, which amounts will be effective when the FCC issues implementing regulations.

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

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as the Executive Chairman of the Board of Directors for both CBS Corp. and Viacom Inc. At June 30, 2006, NAI beneficially owned CBS Corp.'s Class A Common stock, representing approximately 74% of the voting power of all classes of CBS Corp.'s Common Stock, and approximately 11% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain television products on behalf of Television and Showtime Networks in the home entertainment market. Simon & Schuster is also involved in transactions with Viacom Inc. CBS Corp.'s total revenues from these transactions were $27.4 million and $46.6 million for the three months ended June 30, 2006 and 2005, respectively and $42.8 million and $75.5 million for the six months ended June 30, 2006 and 2005, respectively.

CBS Corp., through Showtime Networks and CBS Television, purchases motion picture programming from Viacom Inc., primarily Paramount Pictures. The costs of these purchases are initially recorded as inventory and amortized over the life of the contract or projected useful life of the programming. In addition, CBS Corp. places advertisements with various subsidiaries of Viacom Inc. The total purchases from these transactions were $45.2 million and $27.1 million for the three months ended June 30, 2006 and 2005, respectively and $78.0 million and $59.8 million for the six months ended June 30, 2006 and 2005, respectively.

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected in CBS Corp.'s Consolidated Balance Sheets:

	At June 30, 2006	At December 31, 2005

Amounts due from Viacom Inc.
Receivables	$192.1	$235.8
Other assets (Receivables, noncurrent)	150.1	225.2

Total amounts due from Viacom Inc.	342.2	$461.0

Amounts due to Viacom Inc.
Accounts payable	$4.1	$3.4
Program rights	56.1	64.7
Other liabilities (Program rights, noncurrent)	41.9	41.2

Total amounts due to Viacom Inc.	$102.1	$109.3

Other Related Parties.    The Company owned approximately 18% of Westwood One Inc. ("Westwood One") as of June 30, 2006, which is accounted for by the Company as an equity investment. Three members of Westwood One's board of directors are officers of CBS Radio or otherwise affiliated with the Company. CBS Radio receives compensation for providing management services to Westwood One pursuant to a Management Agreement, including the services of a chief executive officer who is an employee of CBS Radio. Westwood One and CBS Radio also are parties to a Representation Agreement (including a related News Programming Agreement, Trademark License Agreement and Technical Services Agreement) pursuant to which Westwood One operates the CBS Radio Networks and CBS Radio is paid an annual fee. The Management Agreement and Representation Agreement expire on March 31, 2009. Certain of the Company's radio stations and Westwood One have affiliation agreements pursuant to which such stations air programs and/or commercials supplied by Westwood One and, in return, the stations receive affiliation fees and certain programming cost reimbursements. CBS Television also has arrangements with Westwood One relating to the provision of news and sports programming to Westwood One. Revenues from all of these arrangements were approximately $20.3 million and $19.8 million for the three months ended June 30, 2006 and 2005, respectively, and $40.8 million and $40.7 million for the six months ended June 20, 2006 and 2005, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Recent Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the impact of the adoption of FIN 48 on the Company's Consolidated Financial Statements.

Critical Accounting Policies

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on grant-date fair value of the award. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R using the modified-prospective application method and accordingly, recognizes compensation cost for stock-based compensation for all new or modified grants after the date of adoption. In addition, the Company recognizes the unvested portion of the grant-date fair value of awards made prior to the adoption based on the fair values previously calculated for disclosure purposes. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model requires management to make significant judgments and estimates. The use of different assumptions and estimates in the Black-Scholes option pricing model could have a material impact on the estimated fair value of option grants and the related expense. The expected stock price volatility was determined using an average of the implied volatility of traded options to purchase CBS Corp. Class B Common Stock and the implied volatility of similar entities. The risk free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term was determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield for 2006 is based on the current annual dividend rate.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Shareholder Derivative Lawsuits.    As previously reported, two shareholder derivative lawsuits, consolidated as In re Viacom Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions name each member of Former Viacom's Board of Directors, Messrs. Tom Freston and Leslie Moonves (each of whom were executive officers of Former Viacom), and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of Messrs. Redstone, Freston, and Moonves was excessive and unwarranted and challenging the independence of certain Former Viacom directors. The Company moved to dismiss the complaints and oral argument was heard on February 16, 2006. On June 26, 2006, the court denied the Company's motion to dismiss. The Company intends to appeal this decision. Under the Separation Agreement between the Company and Viacom Inc., liabilities in connection with executive compensation claims relating to officers of Former Viacom are shared equally by the Company and Viacom Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2006, the Company did not purchase any of its shares including purchases under its $8.0 billion stock purchase program which has remaining authorization of $579.8 million.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of CBS Corporation was held on May 25, 2006. The following matters were voted on at the meeting: (i) the election of 12 directors, (ii) the ratification of the appointment of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm for CBS Corporation for fiscal year 2006, (iii) the approval of the amended and restated CBS Corporation 2004 Long-Term Management Incentive Plan, (iv) the approval of the amended and restated CBS Corporation 2000 Stock Option Plan for Outside Directors, and (v) the approval of the CBS Corporation 2005 RSU Plan for Outside Directors.

(i) The entire nominated board of directors was elected and the votes cast for or withheld with respect to the election of each director were as follows:

Name	Number of Votes Cast For	Number of Votes Withheld

David R. Andelman	61,372,400	206,717

Joseph A. Califano, Jr.	61,286,856	292,261

William S. Cohen	61,387,054	192,063

Philippe P. Dauman	61,158,074	421,043

Charles K. Gifford	61,393,667	185,450

Bruce S. Gordon	61,397,552	181,565

Leslie Moonves	61,368,959	210,158

Shari Redstone	61,150,735	428,382

Sumner M. Redstone	61,144,147	434,970

Ann N. Reese	61,373,642	205,475

Judith A. Sprieser	61,396,421	182,696

Robert D. Walter	61,185,691	393,426

(ii) The votes cast for, against or abstentions with respect to the ratification of the appointment of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm for CBS Corporation for fiscal 2006 were as follows:

For:	Against:	Abstentions:

61,470,685	58,472	49,960

(iii) The votes cast for, against, abstentions and the broker non-votes with respect to the approval of the amended and restated CBS Corporation 2004 Long-Term Management Incentive Plan were as follows:

For:	Against:	Abstentions:	Broker Non-Votes:

54,025,093	1,923,778	74,449	5,555,797

(iv) The votes cast for, against, abstentions and the broker non-votes with respect to the approval of the amended and restated CBS Corporation 2000 Stock Option Plan for Outside Directors were as follows:

For:	Against:	Abstentions:	Broker Non-Votes:

53,715,811	2,234,522	72,988	5,555,796

(v) The votes cast for, against, abstentions and the broker non-votes with respect to the approval of the CBS Corporation 2005 RSU Plan for Outside Directors were as follows:

For:	Against:	Abstentions:	Broker Non-Votes:

53,573,926	2,373,256	76,138	5,555,797

Item 6. Exhibits.

Exhibit No.		Description of Document
(3)		Articles of Incorporation and By-laws
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
CBS Corporation 2004 Long-Term Management Incentive Plan (as amended and restated through May 25, 2006) (filed herewith).
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

CBS CORPORATION (Registrant)
Date: August 8, 2006	/s/ FREDRIC G. REYNOLDS Fredric G. Reynolds Executive Vice President and Chief Financial Officer
Date: August 8, 2006	/s/ SUSAN C. GORDON Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description of Document
(3)		Articles of Incorporation and By-laws
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
CBS Corporation 2004 Long-Term Management Incentive Plan (as amended and restated through May 25, 2006) (filed herewith).
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