Form 10-Q
period 2006-09-30
CBS CORP
filed 2006-11-07
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-09553

CBS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2949533 (I.R.S. Employer Identification No.)
51 W. 52nd Street, New York, New York 10019 (Address of principal executive offices)	10019 (Zip Code)
(212) 975-4321 (Registrant's telephone number, including area code)

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Number of shares of common stock outstanding at October 31, 2006:

        Class A Common Stock, par value $.001 per share—62,196,310

        Class B Common Stock, par value $.001 per share—719,326,738

CBS CORPORATION
INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,

	2006		2005		2006		2005

Revenues		$3,378.8		$3,371.9		$10,437.3		$10,324.1

Expenses:
Operating		1,921.9		1,948.8		6,123.6		6,072.9
Selling, general and administrative		701.0		692.0		2,062.7		1,970.5
Depreciation and amortization		109.5		108.9		326.1		323.7

Total expenses		2,732.4		2,749.7		8,512.4		8,367.1

Operating income		646.4		622.2		1,924.9		1,957.0
Interest expense		(140.1)		(173.7)		(425.2)		(524.6)
Interest income		41.4		5.4		72.5		11.6
Loss on early extinguishment of debt		—		—		(6.0)		—
Other items, net		(9.2)		9.4		(27.3)		31.0

Earnings from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest		538.5		463.3		1,538.9		1,475.0
Provision for income taxes		(208.4)		(210.9)		(487.6)		(616.6)
Equity in earnings (loss) of affiliated companies, net of tax		(6.1)		4.6		(3.1)		13.3
Minority interest, net of tax		(.4)		(.1)		(.3)		(.3)

Net earnings from continuing operations		323.6		256.9		1,047.9		871.4
Net earnings (loss) from discontinued operations		(6.7)		451.6		277.6		1,175.9

Net earnings		$316.9		$708.5		$1,325.5		$2,047.3

Basic earnings per common share:
Net earnings from continuing operations		$.42		$.33		$1.37		$1.09
Net earnings (loss) from discontinued operations		$(.01)		$.58		$.36		$1.47
Net earnings		$.41		$.90		$1.73		$2.56
Diluted earnings per common share:
Net earnings from continuing operations		$.42		$.33		$1.36		$1.08
Net earnings (loss) from discontinued operations		$(.01)		$.57		$.36		$1.46
Net earnings		$.41		$.90		$1.72		$2.55
Weighted average number of common shares outstanding:
Basic		766.0		785.1		764.5		799.2
Diluted		774.2		789.0		770.2		803.6
Dividends per common share	$	..20	$	..14	$	..54	$	..42

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At September 30, 2006	At December 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$3,176.6	$1,655.3
Receivables, less allowances of $146.3 (2006) and $147.2 (2005)	2,582.2	2,726.1
Programming and other inventory (Note 6)	838.2	970.0
Deferred income tax assets, net	468.9	468.9
Prepaid income taxes	24.0	—
Prepaid expenses and other current assets	782.6	975.2

Total current assets	7,872.5	6,795.5

Property and equipment:
Land	343.9	342.8
Buildings	580.4	580.7
Capital leases	207.3	209.2
Advertising structures	1,599.0	1,528.1
Equipment and other	1,442.0	1,356.1

	4,172.6	4,016.9
Less accumulated depreciation and amortization	1,467.6	1,280.5

Net property and equipment	2,705.0	2,736.4

Programming and other inventory (Note 6)	1,629.0	1,884.4
Goodwill (Note 5)	18,994.9	18,629.8
Intangible assets (Note 5)	10,472.5	10,514.2
Other assets	1,811.9	2,469.3

Total Assets	$43,485.8	$43,029.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$426.0	$588.6
Accrued compensation	317.4	362.3
Participants' share and royalties payable	669.6	867.9
Program rights	939.0	862.4
Income taxes payable	—	84.2
Current portion of long-term debt (Note 8)	14.8	747.1
Accrued expenses and other current liabilities	1,882.8	1,866.1

Total current liabilities	4,249.6	5,378.6

Long-term debt (Note 8)	7,033.0	7,153.2
Pension and postretirement benefit obligations	2,394.5	2,401.1
Deferred income tax liabilities, net	2,415.8	2,022.3
Other liabilities	4,144.6	4,335.7
Commitments and contingencies (Note 12)
Minority interest	.7	1.7
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375.0 shares authorized; 62.4 (2006) and 65.7 (2005) shares issued	.1	.1
Class B Common Stock, par value $.001 per share; 5,000.0 shares authorized; 712.8 (2006) and 695.0 (2005) shares issued	.7	.7
Additional paid-in capital	44,384.2	44,304.4
Accumulated deficit	(20,510.9)	(21,836.4)
Accumulated other comprehensive loss (Note 1)	(311.1)	(397.5)

	23,563.0	22,071.3
Less treasury stock, at cost; 8.6 (2006) and 9.0 (2005) Class B Shares	315.4	334.3

Total Stockholders' Equity	23,247.6	21,737.0

Total Liabilities and Stockholders' Equity	$43,485.8	$43,029.6

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,

	2006	2005

Operating Activities:
Net earnings	$1,325.5	$2,047.3
Less: Net earnings from discontinued operations	277.6	1,175.9

Net earnings from continuing operations	1,047.9	871.4
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	326.1	323.7
Stock-based compensation	51.7	13.1
Equity in (earnings) loss of affiliated companies, net of tax	3.1	(13.3)
Distributions from affiliated companies	9.8	4.1
Minority interest, net of tax	.3	.3
Change in assets and liabilities, net of effects of acquisitions	379.9	369.2

Net cash flow provided by operating activities from continuing operations	1,818.8	1,568.5

Net cash flow from operating activities attributable to discontinued operations	(74.0)	1,391.1

Net cash flow provided by operating activities	1,744.8	2,959.6

Investing Activities:
Capital expenditures	(195.7)	(194.8)
Acquisitions, net of cash acquired	(75.3)	(320.8)
Proceeds from sale of Paramount Parks	1,243.2	—
Proceeds from other dispositions	19.7	255.8
Investments in and advances to affiliated companies	(48.6)	(1.6)
Net receipts from Viacom Inc. related to the Separation	28.4	—
Other, net	(.8)	—

Net cash flow provided by (used for) investing activities from continuing operations	970.9	(261.4)

Net cash flow from investing activities attributable to discontinued operations	(34.5)	4.1

Net cash flow provided by (used for) investing activities	936.4	(257.3)

Financing Activities:
Repayment of notes	(832.0)	(1,422.3)
(Repayments to) borrowings from banks, including commercial paper, net	(4.5)	2,441.9
Dividends	(365.8)	(341.7)
Proceeds from exercise of stock options	58.0	153.0
Payment of capital lease obligations	(10.9)	(10.0)
Purchase of Company common stock	(6.1)	(3,597.3)
Other, net	1.4	—

Net cash flow used for financing activities from continuing operations	(1,159.9)	(2,776.4)

Net cash flow from financing activities attributable to discontinued operations	—	(43.3)

Net cash flow used for financing activities	(1,159.9)	(2,819.7)

Net increase (decrease) in cash and cash equivalents	1,521.3	(117.4)
Cash and cash equivalents at beginning of period (includes $150.0 (2005) of discontinued operations cash)	1,655.3	928.2

Cash and cash equivalents at end of period (includes $99.2 (2005) of discontinued operations cash)	$3,176.6	$810.8

Supplemental disclosure of cash flow information
Cash paid for interest	$432.7	$549.7
Cash paid for income taxes	$559.4	$1,129.1
Non-cash investing and financing activities:
Fair value of assets acquired	$378.5	$310.4
Fair value of liabilities (assumed) settled	(30.5)	10.4
Cash paid, net of cash acquired	(75.3)	(320.8)

Impact on Stockholders' Equity	$272.7	$—

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—CBS Corporation (the "Company" or "CBS Corp.") is comprised of the following segments: Television (CBS Television Network, Showtime Networks Inc. ("Showtime Networks"), CSTV Networks, Inc. ("CSTV Networks"), CBS Television Stations, CBS Paramount Network Television, CBS Television Distribution Group), Radio (CBS Radio), Outdoor (CBS Outdoor) and Publishing (Simon & Schuster). On June 30, 2006, the Company sold Paramount Parks to Cedar Fair, L.P. for $1.24 billion. As a result, Paramount Parks is presented as a discontinued operation in the Consolidated Financial Statements. Prior periods have been reclassified to conform to this current presentation.

In May 2006, the Company announced that it will explore the divestiture of its radio stations in ten markets. To date, the Company has entered into agreements to sell the 29 radio stations in eight of those ten markets for a total of $570 million in cash. These transactions are subject to customary closing conditions, including regulatory and other approvals.

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

The Separation was accounted for by the Company as a spin-off of Viacom Inc. Accordingly, the operations of Viacom Inc. are presented as discontinued operations in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2005. Included in discontinued operations for those periods are allocations of corporate expenses and Paramount Pictures corporate overhead including accounting, treasury, legal, human resources, information systems and other services, to reflect the utilization of such shared services and fixed assets by Viacom Inc. These allocations were made using specific identification of costs, assets and liabilities, and other relative percentages where specific identification was not determinable. In the opinion of management, the allocation methodologies are reasonable. The corporate expenses of CBS Corp. and Viacom Inc., operating as separate stand-alone entities, may have been different from those reflected in the Consolidated Statements of Operations for the three and nine months ended September 30, 2005.

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

Other Liabilities—Other liabilities consist primarily of residual liabilities of previously disposed businesses, program rights, participation liabilities, deferred compensation and other employee benefit accruals.

Net Earnings per Common Share—Basic earnings per share ("EPS") is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares and restricted share units ("RSUs") only in the periods in which such effect would have been dilutive. For the three and nine months ended September 30, 2006, respectively, stock options to purchase 32.8 million and 36.6 million shares of CBS Corp. Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2005, respectively, stock options to purchase 66.3 million and 65.7 million shares of CBS Corp. Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

The table below presents a reconciliation of weighted average shares used in the calculations of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2006	2005	2006	2005

Weighted average shares for basic EPS	766.0	785.1	764.5	799.2
Dilutive effect of shares issuable under stock-based compensation plans	8.2	3.9	5.7	4.4

Weighted average shares for diluted EPS	774.2	789.0	770.2	803.6

Comprehensive Income (Loss)—Total comprehensive income for the Company includes net earnings and other comprehensive income (loss) items listed in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net earnings	$316.9	$708.5	$1,325.5	$2,047.3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	7.0	12.3	52.2	(62.4)
Minimum pension liability adjustment	13.6	15.2	15.9	29.7
Net unrealized gain (loss) on securities	1.1	.1	.8	(.3)
Change in fair value of cash flow hedges	—	—	—	.1
Other comprehensive income (loss) from discontinued operations, net of tax	—	(16.6)	17.5	(9.3)

Total comprehensive income	$338.6	$719.5	$1,411.9	$2,005.1

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

Additional Paid-In Capital—For the nine months ended September 30, 2006, the Company recorded dividends of $413.1 million as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Recent Pronouncements—In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"), effective for fiscal years ending after December 15, 2006. SFAS 158 requires the balance sheet recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability along with a corresponding after-tax adjustment to accumulated other comprehensive income (loss) included in stockholders' equity.

The Company estimates the impact of the implementation of SFAS 158 as of December 31, 2006 will result in an after-tax reduction of approximately $80 million to stockholders' equity. As the actual impact of adopting SFAS 158 will be dependent upon the fair value of plan assets and the amount of projected benefit obligations measured as of December 31, 2006, the above estimated impact on stockholders' equity may not be reflective of the actual impact of the adoption at December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108 ("SAB 108"), effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment. The Company does not anticipate the adoption of SAB 108 to have an effect on the Company's Consolidated Financial Statements.

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

2)    STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Stock options	$3.2	$—	$18.2	$—
RSUs and restricted shares	17.7	4.9	33.5	13.1

Stock-based compensation expense	$20.9	$4.9	$51.7	$13.1

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R using the modified-prospective application method and, accordingly, recognizes compensation cost for stock-based compensation for all new or modified grants after the date of adoption. In addition, the Company recognizes the unvested portion of the grant-date fair value of awards granted prior to the adoption based on the fair values previously calculated for disclosure purposes. In accordance with this method of adoption, prior period results have not been restated.

Stock Options

Stock options generally vest over a three- to four-year service period and generally expire eight to ten years from the date of grant. Forfeitures are estimated on the date of grant based on historical forfeiture rates. On an annual basis, the Company adjusts the compensation expense based on actual forfeitures and revises the forfeiture rate as necessary.

Total unrecognized compensation cost related to unvested stock option awards at September 30, 2006 was approximately $26.4 million, which is expected to be expensed over a weighted average period of 2.5 years.

The weighted-average fair value of each option as of the grant date was $5.95 and $10.29 for options granted during the nine months ended September 30, 2006 and 2005, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005

Expected dividend yield	2.67%	.77%
Expected stock price volatility	23.19%	24.00%
Risk-free interest rate	4.89%	3.91%
Expected life of options (years)	5.57	5.56

During 2006, when calculating expected stock price volatility, the Company placed exclusive reliance on implied volatility due to the limited amount of trading history for CBS Corp. Class B Common Stock. In addition, given the existence of an actively traded market for CBS Corp. options, the Company was able to derive implied volatility using publicly traded options to purchase CBS Corp. Class B Common Stock that were trading near the grant date of the employee stock options at a similar exercise price and a remaining term of greater than one year. Although there is an active market for these publicly traded CBS Corp. options, the Company believes that due to their short trading history, the volatility of these options alone may not be indicative of expected volatility. As a result, the expected stock price volatility was determined using an average of the implied volatility of these options and the implied volatility of publicly traded options for entities with similar business characteristics within the Company's industry.

The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term was determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield for 2006 is based on the current annual dividend rate. The Black-Scholes assumptions for grants during 2005 were based on characteristics related to shares of Former Viacom class B common stock.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

The following table summarizes the Company's stock option activity for the nine months ended September 30, 2006:

	Options Outstanding	Weighted-Average Exercise Price	Remaining Contractual Life (Years)	Total Intrinsic Value

Outstanding at December 31, 2005	130,129,978	$32.29

Granted	751,866	26.37
Exercised	(1,314,259)	13.48
Canceled	(2,782,714)	34.40

Outstanding at March 31, 2006	126,784,871	32.41	4.66	$73.5

Granted	1,504,868	25.89
Exercised	(1,293,816)	15.25
Canceled	(7,236,209)	38.86
Voluntary Exchange Offer	(63,699,168)	34.05

Outstanding at June 30, 2006	56,060,546	29.93	3.44	$109.5

Granted	16,206	28.30
Exercised	(1,313,739)	15.64
Canceled	(3,063,150)	33.90

Outstanding at September 30, 2006	51,699,863	$30.05	3.21	$114.8

Exercisable at September 30, 2006	43,802,896	$30.40	2.55	$108.2

The following table summarizes other information relating to stock option exercises during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005(a)	2006	2005(a)

Proceeds from stock option exercises	$20.5	$33.6	$58.0	$153.0
Tax benefit of stock option exercises	$6.4	$9.5	$18.2	$54.1
Intrinsic value	$16.0	$25.5	$45.7	$152.5

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

The following table reflects the effect on net earnings from continuing operations and earnings per share from continuing operations if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and nine months ended September 30, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net earnings from continuing operations	$256.9	$871.4
Option expense, net of tax	(4.9)	(231.2)

Net earnings from continuing operations after option expense	$252.0	$640.2

Basic earnings per share:
Net earnings from continuing operations	$.33	$1.09
Net earnings from continuing operations after option expense	$.32	$.80
Diluted earnings per share:
Net earnings from continuing operations	$.33	$1.08
Net earnings from continuing operations after option expense	$.32	$.80

If the Company had applied the fair value recognition provisions of SFAS 123, an incremental after-tax expense would have been recognized in discontinued operations for the three and nine months ended September 30, 2005 of $3.2 million and $139.9 million, respectively.

RSUs and Restricted Shares

Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the grant date and expensed over the vesting period. RSUs generally vest over a three-to four-year service period. RSU awards granted to certain senior executives vest over a one- to four-year period based on the achievement of certain one-year performance criteria. Forfeitures are estimated on the date of grant based on historical forfeiture rates. On an annual basis, the Company adjusts the compensation expense based on actual forfeitures and revises the forfeiture rate as necessary.

Total unrecognized compensation cost related to non-vested restricted shares and RSUs at September 30, 2006 was approximately $178.3 million, which is expected to be recognized over a weighted average period of 2.9 years.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

The following table summarizes the Company's RSU and restricted share activity for the nine months ended September 30, 2006:

	RSUs and Restricted Shares	Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2005	1,839,290	$29.30

Granted	438,122	26.14
Vested	(543,322)	29.35
Forfeited	(45,183)	29.35

Non-vested at March 31, 2006	1,688,907	$28.46

Granted	4,403,657	25.55
Vested	(5,300)	27.27
Forfeited	(79,831)	26.58
Voluntary Exchange Offer	7,167,263	26.64

Non-vested at June 30, 2006	13,174,696	$26.51

Granted	144,261	25.90
Vested	(20,973)	26.24
Forfeited	(238,946)	26.74

Non-vested at September 30, 2006	13,059,038	$26.50

Voluntary Exchange Offer

On June 1, 2006, the Company announced the completion of its Voluntary Exchange Offer ("VEO") which gave eligible employees the voluntary opportunity to tender their outstanding stock options to purchase shares of CBS Corp. Class B Common Stock in exchange for restricted shares (for eligible employees who are subject to United States income tax) or RSUs (for eligible employees who are not subject to United States income tax) of CBS Corp. Class B Common Stock having a value equal to 75% of the fair value attributed to the eligible options. For the restricted shares and RSUs issued in exchange for the fully vested options, no compensation expense was recorded. For the restricted shares and RSUs issued in exchange for unvested options, compensation expense was recorded based on the grant-date fair value of the options over the remaining vesting period. Employees who participated in the VEO made separate tendering decisions with respect to all of their stock options awarded prior to January 1, 2006 that were out-of-the-money (options with an exercise price equal to or greater than $24.9340) and all of those that were in-the-money (options with an exercise price less than $24.9340). Restricted shares and RSUs issued in connection with the VEO will vest in two equal annual installments on the second and third anniversaries of the date of grant, June 1, 2006, subject to forfeiture and other restrictions. As a result of the VEO, options to purchase 63.7 million shares of CBS Corp. Class B Common Stock were exchanged for 7.1 million restricted shares and .1 million RSUs.

Upon exercise of stock options or vesting of RSUs or restricted shares, the Company issues new shares from its existing authorization. The Company has reserved a total of 64,758,901 shares of CBS Corp. Class B Common Stock for future exercise of stock options and vesting of RSUs and restricted shares outstanding as of September 30, 2006. Stock options and RSUs available for future grant at September 30, 2006 were 55,959,978.

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

The Separation of Former Viacom into two publicly traded entities, CBS Corp. and Viacom Inc., was completed on December 31, 2005. The Separation is accounted for by the Company as a spin-off of Viacom Inc. Accordingly, the operations of Viacom Inc. are presented as discontinued operations in CBS Corp.'s Consolidated Financial Statements for the three and nine months ended September 30, 2005.

The following tables set forth the detail of CBS Corp.'s net earnings (loss) from discontinued operations. For the three and nine months ended September 30, 2006, net earnings (loss) from discontinued operations included losses on dispositions related to the Company's aircraft leases and for the 2006 nine-month period also included the operating results and gain on the sale of Paramount Parks. Net earnings from discontinued operations for the three and nine month ended September 30, 2005 included the operating results of Paramount Parks as well as Viacom Inc. prior to its separation from the Company.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Revenues from discontinued operations	$—	$158.9

Loss from discontinued operations	—	(1.3)
Gain on sale of Paramount Parks	—	454.8

Earnings from discontinued operations before income taxes	—	453.5
Provision for income taxes	(6.7)	(175.9)

Net earnings (loss) from discontinued operations	$(6.7)	$277.6

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

		Paramount Parks
Three Months Ended September 30, 2005	Viacom Inc.		Total

Revenues from discontinued operations	$2,379.4	$230.9	$2,610.3

Earnings from discontinued operations	$705.5	$75.2	$780.7
Loss on disposition	(72.9)	—	(72.9)
Minority interest	(1.6)	—	(1.6)

Earnings from discontinued operations before income taxes	631.0	75.2	706.2
Provision for income taxes, net of minority interest	(228.0)	(26.6)	(254.6)

Net earnings from discontinued operations	$403.0	$48.6	$451.6

		Paramount Parks
Nine Months Ended September 30, 2005	Viacom Inc.		Total

Revenues from discontinued operations	$6,821.2	$384.0	$7,205.2

Earnings from discontinued operations	$1,909.9	$63.4	$1,973.3
Loss on disposition	(72.9)	—	(72.9)
Minority interest	(6.6)	—	(6.6)

Earnings from discontinued operations before income taxes	1,830.4	63.4	1,893.8
Provision for income taxes, net of minority interest	(701.1)	(16.8)	(717.9)

Net earnings from discontinued operations	$1,129.3	$46.6	$1,175.9

The following table presents the major classes of assets and liabilities of discontinued operations, included in the Consolidated Balance Sheets:

		At December 31, 2005
	At September 30, 2006
		Paramount Parks
	Total(a)		Other(a)	Total

Other current assets	$45.8	$29.3	$79.6	$108.9

Goodwill	—	274.5	—	274.5
Other	85.5	517.2	122.6	639.8

Other assets	85.5	791.7	122.6	914.3

Total Assets	$131.3	$821.0	$202.2	$1,023.2

Other current liabilities(b)	$60.8	$62.0	$90.5	$152.5

Long-term debt	83.0	—	83.0	83.0
Other	438.3	93.6	408.2	501.8

Other liabilities	521.3	93.6	491.2	584.8

Total Liabilities	$582.1	$155.6	$581.7	$737.3

(a)
Primarily includes aircraft leases that are generally expected to liquidate in accordance with contractual terms.

(b)
2005 includes the current portion of long-term debt of $70.2 million.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

5)    GOODWILL AND INTANGIBLE ASSETS

The changes in the book value of goodwill, by segment, for the nine months ended September 30, 2006 were as follows:

	At December 31, 2005(a)				At September 30, 2006
		Acquisitions		Adjustments(b)

Television	$8,535.8	$314.9	(c)	$(3.3)	$8,847.4
Radio	5,193.6	—		(8.6)	5,185.0
Outdoor	4,492.0	1.6		52.9	4,546.5
Publishing	408.4	7.5		.1	416.0

Total	$18,629.8	$324.0		$41.1	$18,994.9

    (a)
    Adjusted to reflect Paramount Parks as a discontinued operation. (See Note 4)
    (b)
    Primarily includes foreign currency translation adjustments and purchase price allocations for acquisitions.
    (c)
    Acquisition of CSTV Networks.

The Company's intangible assets and related accumulated amortization were as follows:

		Accumulated Amortization
At September 30, 2006	Gross		Net

Intangible assets subject to amortization:
Leasehold agreements	$808.8	$(361.7)	$447.1
Franchise agreements	509.0	(183.1)	325.9
Other intangible assets	245.2	(124.7)	120.5

Total intangible assets subject to amortization	1,563.0	(669.5)	893.5
FCC licenses	9,567.0	—	9,567.0
Trade names	12.0	—	12.0

Total intangible assets	$11,142.0	$(669.5)	$10,472.5

		Accumulated Amortization
At December 31, 2005	Gross		Net

Intangible assets subject to amortization:
Leasehold agreements	$807.7	$(327.5)	$480.2
Franchise agreements	509.6	(166.8)	342.8
Other intangible assets	219.9	(107.7)	112.2

Total intangible assets subject to amortization	1,537.2	(602.0)	935.2
FCC licenses	9,567.0	—	9,567.0
Trade names	12.0	—	12.0

Total intangible assets	$11,116.2	$(602.0)	$10,514.2

Amortization expense was $24.7 million and $23.1 million for the three months ended September 30, 2006 and 2005, respectively, and $74.8 million and $69.4 million for the nine months ended September 30, 2006 and 2005, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2006 through 2010, to be as follows:

	2006	2007	2008	2009	2010

Amortization expense	$98.8	$90.1	$88.7	$87.2	$83.5

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

6)    PROGRAMMING AND OTHER INVENTORY

	At September 30, 2006	At December 31, 2005

Program rights	$1,807.5	$2,054.4
Television programming:
Released (including acquired libraries)	496.3	682.2
In process and other	70.9	48.9
Publishing, primarily finished goods	91.7	68.2
Other	.8	.7

Total Programming and Other Inventory	2,467.2	2,854.4
Less current portion	838.2	970.0

Total Non-Current Programming and Other Inventory	$1,629.0	$1,884.4

7)    RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as the Executive Chairman of the Board of Directors for both CBS Corp. and Viacom Inc. At September 30, 2006, NAI beneficially owned CBS Corp.'s Class A Common Stock, representing approximately 75% of the voting power of all classes of CBS Corp.'s Common Stock, and approximately 11% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

Viacom Inc.    In accordance with the terms of the Separation Agreement, Viacom Inc. paid to the Company an estimated special dividend of $5.4 billion in December 2005. Pursuant to the provisions of the Separation Agreement, the estimated special dividend is subject to adjustment. On March 14, 2006, the Company submitted to Viacom Inc. an adjustment to increase the estimated special dividend in the amount of approximately $460 million. On May 5, 2006, Viacom Inc. paid to the Company the net undisputed amount of the dividend adjustment of $167 million plus net interest of $2.9 million. The remaining disputed amount of approximately $293 million is subject to a resolution process as specified in the Separation Agreement.

CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. Simon & Schuster is also involved in transactions with Viacom Inc. that have not been material in any of the periods presented. CBS Corp.'s total revenues from these transactions were $33.8 million and $61.1 million for the three months ended September 30, 2006 and 2005, respectively, and $76.6 million and $136.6 million for the nine months ended September 30, 2006 and 2005, respectively.

CBS Corp., through Showtime Networks and CBS Television, purchases motion picture programming from Viacom Inc., primarily Paramount Pictures. The costs of these purchases are initially recorded as inventory and amortized over the life of the contract or projected useful life of the programming. In addition, CBS Corp. places advertisements with various subsidiaries of Viacom Inc. The total purchases from these transactions were $63.1 million and $76.3 million for the three months ended September 30, 2006 and 2005, respectively, and $141.1 million and $136.1 million for the nine months ended September 30, 2006 and 2005, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected in CBS Corp.'s Consolidated Balance Sheets:

	At September 30, 2006	At December 31, 2005

Amounts due from Viacom Inc.
Receivables	$135.8	$235.8
Other assets (Receivables, noncurrent)	199.8	225.2

Total amounts due from Viacom Inc.	$335.6	$461.0

Amounts due to Viacom Inc.
Accounts payable	$8.9	$3.4
Program rights	56.6	64.7
Other liabilities (Program rights, noncurrent)	41.8	41.2

Total amounts due to Viacom Inc.	$107.3	$109.3

Other Related Parties.    The Company owned approximately 18% of Westwood One, Inc. ("Westwood One") as of September 30, 2006, which is accounted for by the Company as an equity investment. Three members of Westwood One's board of directors are officers of CBS Radio or otherwise affiliated with the Company. CBS Radio receives compensation for providing management services to Westwood One pursuant to a Management Agreement, including the services of a chief executive officer who is an employee of CBS Radio. Westwood One and CBS Radio also are parties to a Representation Agreement (including a related News Programming Agreement, Trademark License Agreement and Technical Services Agreement) pursuant to which Westwood One operates the CBS Radio Networks and CBS Radio is paid an annual fee. The Management Agreement and Representation Agreement expire on March 31, 2009. Certain of the Company's radio stations and Westwood One have affiliation agreements pursuant to which such radio stations air programs and/or commercials supplied by Westwood One and, in return, the stations receive affiliation fees and certain programming cost reimbursements. CBS Television also has arrangements with Westwood One relating to the provision of news and sports programming to Westwood One. Revenues from all of these arrangements were approximately $19.7 million and $21.8 million for the three months ended September 30, 2006 and 2005, respectively, and $60.5 million and $62.5 million for the nine months ended September 30, 2006 and 2005, respectively.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

8)    BANK FINANCING AND DEBT

The following table sets forth the Company's long-term debt:

	At September 30, 2006	At December 31, 2005

Notes payable to banks	$3.3	$7.2
Senior debt (4.625%—8.875% due 2006—2051)	7,007.7	7,919.9
Other notes	.8	1.0
Obligations under capital leases	119.0	125.4

Total debt	7,130.8	8,053.5
Less discontinued operations debt(a)	83.0	153.2
Less current portion of long-term debt	14.8	747.1

Total long-term debt from continuing operations, net of current portion	$7,033.0	$7,153.2

    (a)
    Included in "Other liabilities" on the Consolidated Balance Sheets.

The Company's total debt includes (i) an aggregate unamortized premium of $29.8 million and $31.8 million and (ii) the decrease in the carrying value of the debt, since inception, relating to fair value hedges of $16.7 million and $8.5 million as of September 30, 2006 and December 31, 2005, respectively.

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

During the nine months ended September 30, 2006, the Company repurchased $52.2 million of its 7.70% senior notes due 2010 and $50.0 million of its 6.625% senior notes due 2011, resulting in a loss on early extinguishment of debt of $6.0 million for the nine months ended September 30, 2006.

Credit Facility

As of September 30, 2006, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"), primarily to support commercial paper borrowings. At September 30, 2006, the Company had no commercial paper borrowings and was in compliance with all covenants under the Credit Facility, including the requirement that the Company maintain a minimum coverage ratio. As of September 30, 2006, the remaining availability under this Credit Facility, net of outstanding letters of credit, was $2.76 billion.

At September 30, 2006, the Company classified $699.2 million of senior notes as long-term debt, reflecting its intent and ability to refinance this debt on a long-term basis.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

9)    PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

			Postretirement Benefits
	Pension Benefits

Three Months Ended September 30,	2006	2005	2006	2005

Components of net periodic cost:
Service cost	$8.9	$9.8	$.5	$.6
Interest cost	74.6	74.1	15.1	17.1
Expected return on plan assets	(67.1)	(71.3)	(.1)	(.2)
Amortization of transition obligation	.1	—	—	—
Amortization of unrecognized prior service cost	.2	.3	(.1)	(.1)
Recognized actuarial loss	18.8	13.1	.2	.6

Net periodic cost	$35.5	$26.0	$15.6	$18.0

			Postretirement Benefits
	Pension Benefits

Nine Months Ended September 30,	2006	2005	2006	2005

Components of net periodic cost:
Service cost	$28.4	$29.4	$1.4	$1.8
Interest cost	223.1	222.1	45.2	51.5
Expected return on plan assets	(200.9)	(213.9)	(.2)	(.7)
Amortization of transition obligation	.1	.1	—	—
Amortization of unrecognized prior service cost	.6	.9	(.4)	(.4)
Recognized actuarial loss	59.3	39.6	.6	2.0
Settlement costs	7.1	—	—	—
Curtailment costs	.7	—	—	—

Net periodic cost	$118.4	$78.2	$46.6	$54.2

During the nine months ended September 30, 2006, the Company contributed $50 million to pre-fund one of its qualified pension plans. The Company expects to contribute up to an additional $200 million to pre-fund its qualified pension plans during 2006.

10)    CASH DIVIDENDS AND SHARE PURCHASE PROGRAM

On August 14, 2006, the Company announced an 11% increase to its quarterly cash dividend to $.20 per share on CBS Corp. Class A and Class B Common Stock. The total dividend of $153.2 million was paid on October 1, 2006 to stockholders of record at the close of business on August 31, 2006. Year-to-date through October 1, 2006, the Company paid $519.0 million to stockholders.

The Company has not made any purchases under its stock purchase program during the nine months ended September 30, 2006. For the nine months ended September 30, 2005, on a trade date basis, the Company purchased approximately 51.1 million shares of its Class B Common Stock for $3.6 billion under its $8.0 billion stock purchase program.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

11)    PROVISION FOR INCOME TAXES

The provision for income taxes for continuing operations (exclusive of income tax on equity in earnings (loss) of affiliated companies and minority interest) was $208.4 million for the three months ended September 30, 2006, compared with $210.9 million for the three months ended September 30, 2005. For the third quarter of 2006, the Company's effective income tax rate decreased to 38.7% from 45.5% in the third quarter of 2005, primarily reflecting lower foreign taxes and a tax benefit from the settlement of certain income tax audits. For the nine months ended September 30, 2006, the Company's effective tax rate of 31.7% decreased from 41.8% for the same prior-year period, primarily reflecting tax benefits of $132.9 million from the settlement of certain income tax audits.

12)    COMMITMENT AND CONTINGENCIES

Off-Balance Sheet Arrangements

In connection with the Separation, Viacom Inc. has agreed to indemnify the Company with respect to obligations related to Blockbuster Inc. ("Blockbuster"), including certain Blockbuster store leases; certain UCI theatre leases; and certain theater leases related to W.F. Cinema Holdings L.P. and Grauman's Theatres LLC.

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $410.4 million at September 30, 2006 and are not recorded on the balance sheet as of September 30, 2006.

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

Legal Matters

Shareholder Derivative Lawsuits and Demands.    Two shareholder derivative lawsuits, consolidated as In re Viacom Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions name each member of Former Viacom's Board of Directors, Messrs. Tom Freston and Leslie Moonves (each of whom were executive officers of Former Viacom), and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of Messrs. Redstone, Freston, and Moonves was excessive and unwarranted and challenging the independence of certain Former Viacom directors. Mr. Redstone is the Company's Executive Chairman of the Board of Directors and Founder and Mr. Moonves is the Company's President and Chief Executive Officer. Mr. Freston is Viacom Inc.'s former President and Chief Executive Officer. Plaintiffs seek unspecified damages from the members of the Former Viacom Board of Directors for their alleged breach of fiduciary duties, disgorgement of the 2004 compensation paid to the above named officers of Former Viacom, equitable relief, and attorney fees and expenses. The Company moved to dismiss the complaints and oral argument was heard on February 16, 2006. On June 26, 2006, the court denied the Company's motion to dismiss. The Company has appealed that decision. Any liabilities in this matter adverse to the Company and/or Viacom Inc. will be shared equally between the Company and Viacom Inc. The Company believes that the plaintiffs' positions in these actions are without merit and it intends to vigorously defend itself in the litigation.

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

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2006, the Company had pending approximately 81,300 asbestos claims, as compared with approximately 101,170 as of December 31, 2005 and approximately 104,000 as of September 30, 2005. Of the claims pending as of September 30, 2006, approximately 57,600 were pending in state courts, 21,040 in federal courts and, additionally, approximately 2,660 were third party claims pending in state courts. During the third quarter of 2006, the Company received approximately 1,670 new claims and closed or moved to an inactive docket approximately 15,100 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

Payola.    The Attorney General of the State of New York is conducting an investigation of record companies, radio stations and independent record promoters relating to the promotion and selection of music on radio stations, principally to determine whether radio stations have received undisclosed payments or other items of value that were tied to their decisions on what songs to play, a practice commonly known as "payola." In connection with this investigation, the Attorney General has entered into settlement agreements with EMI Music, Sony/BMG Music Entertainment, Universal Music Group and Warner Music Group Corp. The Attorney General has also filed a lawsuit against Entercom Communications Corp., which owns and operates radio stations in the State of New York, alleging that various arrangements with record companies and independent record promoters are, inter alia, deceptive business practices under New York law. On October 17, 2006, CBS Radio entered into a settlement with the Attorney General. Among other things, the settlement provides for the implementation of certain business reforms including the appointment of a CBS Radio compliance officer, additional payola compliance training and a $2.0 million settlement payment to Rockefeller Philanthropy Advisors, which will distribute the money to non-profit organizations in New York State that support music education and appreciation. In connection with this settlement, CBS Radio did not admit to any liability or violations of law. In addition, the FCC, based on a review of information provided to it by the Attorney General, has initiated its own investigation of whether certain arrangements between radio stations and record companies and independent record promoters constitute "payola" in violation of the Communications Act. The FCC has issued a Letter of Inquiry to CBS Radio and three other large radio companies requesting additional information about these practices. CBS Radio intends to cooperate with the FCC in this investigation and is in the process of gathering the information requested by the FCC.

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

On March 15, 2006, the FCC also notified the Company and certain affiliates of the CBS Television Network of apparent liability for forfeitures relating to a broadcast of the program Without a Trace. The FCC proposed to assess a forfeiture totaling $3.35 million for such matter; of that amount $260,000 is against certain owned and operated stations and the remainder is against stations affiliated with the CBS Television Network. The Company is contesting the FCC decision and the proposed forfeitures. Also, on March 15, 2006, as part of an omnibus indecency order, the FCC ruled that a broadcast of The Early Show was indecent, but declined to issue a forfeiture. That decision and others are the subject of a petition for review filed in the U.S. Court of Appeals for the Second Circuit by the Company, as well as the other broadcast networks and their affiliate associations. On July 5, 2006, the FCC moved for a stay of the cases for 60 days and for a remand of the matter to the FCC for further proceedings. On September 7, 2006, the court granted the FCC's motion to remand the cases back to the FCC, and stayed enforcement of the omnibus indecency order for 60 days. Additionally, the Company, from time to time, has received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on the Company's broadcasting stations included indecent material. In a separate matter, a new law increased the maximum forfeiture for a single indecency violation to $325,000, with a maximum forfeiture exposure of $3,000,000 for any continuing violation arising from a single act or failure to act, which amounts will be effective when the FCC issues implementing regulations.

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

13)    RESTRUCTURING CHARGES

The CW, a new broadcast network and 50/50% joint venture with Warner Bros. Entertainment, was launched in September 2006. As a result, UPN ceased broadcasting its network schedule at the conclusion of the 2005/2006 broadcast season. In connection with the shutdown of UPN, a restructuring charge of $24.0 million was recorded in selling, general and administrative expenses in the Television segment during the second quarter of 2006. The charge reflected costs associated with contract terminations of $13.6 million and severance, legal and other expenses of $10.4 million. The Company paid $.9 million against the restructuring liabilities during the nine months ended September 30, 2006.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Revenues:
Television	$2,150.6	$2,154.9	$6,926.1	$6,834.2
Radio	508.1	542.0	1,461.7	1,571.3
Outdoor	536.2	493.5	1,522.8	1,421.9
Publishing	197.4	193.2	554.5	526.6
Eliminations	(13.5)	(11.7)	(27.8)	(29.9)

Total Revenues	$3,378.8	$3,371.9	$10,437.3	$10,324.1

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Segment OIBDA:
Television	$457.1	$421.0	$1,416.2	$1,380.5
Radio	210.2	232.6	608.7	710.3
Outdoor	142.1	118.2	401.2	322.4
Publishing	22.7	25.3	39.1	38.5
Corporate	(41.3)	(36.3)	(108.7)	(82.0)
Residual costs	(34.9)	(29.7)	(105.5)	(89.0)
Depreciation and amortization	(109.5)	(108.9)	(326.1)	(323.7)

Total Operating Income	646.4	622.2	1,924.9	1,957.0
Interest expense	(140.1)	(173.7)	(425.2)	(524.6)
Interest income	41.4	5.4	72.5	11.6
Loss on early extinguishment of debt	—	—	(6.0)	—
Other items, net	(9.2)	9.4	(27.3)	31.0

Earnings from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	538.5	463.3	1,538.9	1,475.0
Provision for income taxes	(208.4)	(210.9)	(487.6)	(616.6)
Equity in earnings (loss) of affiliated companies, net of tax	(6.1)	4.6	(3.1)	13.3
Minority interest, net of tax	(.4)	(.1)	(.3)	(.3)

Net earnings from continuing operations	323.6	256.9	1,047.9	871.4
Net earnings (loss) from discontinued operations	(6.7)	451.6	277.6	1,175.9

Net Earnings	$316.9	$708.5	$1,325.5	$2,047.3

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Operating Income:
Television	$414.4	$376.0	$1,289.1	$1,251.7
Radio	201.7	225.2	583.9	687.6
Outdoor	88.5	65.9	240.9	164.1
Publishing	20.3	23.3	32.2	32.1

Segment Total	724.9	690.4	2,146.1	2,135.5
Corporate	(43.6)	(38.5)	(115.7)	(89.5)
Residual costs	(34.9)	(29.7)	(105.5)	(89.0)

Total Operating Income	$646.4	$622.2	$1,924.9	$1,957.0

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Depreciation and Amortization:
Television	$42.7	$45.0	$127.1	$128.8
Radio	8.5	7.4	24.8	22.7
Outdoor	53.6	52.3	160.3	158.3
Publishing	2.4	2.0	6.9	6.4
Corporate	2.3	2.2	7.0	7.5

Total Depreciation and Amortization	$109.5	$108.9	$326.1	$323.7

	At September 30, 2006	At December 31, 2005

Total Assets:
Television	$19,985.7	$20,197.1
Radio	11,065.4	11,088.9
Outdoor	7,149.1	7,151.7
Publishing	1,038.9	1,005.8
Corporate	4,327.5	3,662.5
Eliminations	(80.8)	(76.4)

Total Assets	$43,485.8	$43,029.6

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Capital Expenditures:
Television	$43.0	$44.7	$91.4	$120.8
Radio	7.9	8.9	32.3	25.7
Outdoor	27.4	17.0	64.3	46.1
Publishing	2.1	.9	3.6	2.2
Corporate	2.1	—	4.1	—

Total Capital Expenditures	$82.5	$71.5	$195.7	$194.8

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

	Statement of Operations For the Three Months Ended September 30, 2006

	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates		CBS Corp. Consolidated
				Eliminations

Revenues	$37.8	$12.4	$3,328.6	$—	$3,378.8

Expenses:
Operating	20.1	8.7	1,893.1	—	1,921.9
Selling, general and administrative	44.0	46.5	610.5	—	701.0
Depreciation and amortization	1.3	.8	107.4	—	109.5

Total expenses	65.4	56.0	2,611.0	—	2,732.4

Operating income (loss)	(27.6)	(43.6)	717.6	—	646.4
Interest income (expense), net	(141.1)	(52.3)	94.7	—	(98.7)
Other items, net	(8.1)	(1.6)	.5	—	(9.2)

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	(176.8)	(97.5)	812.8	—	538.5
Benefit (provision) for income taxes	70.6	38.8	(317.8)	—	(208.4)
Equity in earnings (loss) of affiliated companies, net of tax	423.1	139.9	(5.4)	(563.7)	(6.1)
Minority interest, net of tax	—	—	(.4)	—	(.4)

Net earnings from continuing operations	316.9	81.2	489.2	(563.7)	323.6
Net loss from discontinued operations	—	—	(6.7)	—	(6.7)

Net earnings	$316.9	$81.2	$482.5	$(563.7)	$316.9

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Nine Months Ended September 30, 2006

	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates		CBS Corp. Consolidated
				Eliminations

Revenues	$114.4	$47.7	$10,275.2	$—	$10,437.3

Expenses:
Operating	58.7	30.9	6,034.0	—	6,123.6
Selling, general and administrative	133.5	134.7	1,794.3	.2	2,062.7
Depreciation and amortization	4.0	2.2	319.9	—	326.1

Total expenses	196.2	167.8	8,148.2	.2	8,512.4

Operating income (loss)	(81.8)	(120.1)	2,127.0	(.2)	1,924.9
Interest income (expense), net	(465.6)	(188.7)	301.6	—	(352.7)
Loss on early extinguishment of debt	(6.0)	—	—	—	(6.0)
Other items, net	(26.7)	(19.8)	19.2	—	(27.3)

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	(580.1)	(328.6)	2,447.8	(.2)	1,538.9
Benefit (provision) for income taxes	231.5	131.1	(850.2)	—	(487.6)
Equity in earnings (loss) of affiliated companies, net of tax	1,674.1	399.1	(2.4)	(2,073.9)	(3.1)
Minority interest, net of tax	—	—	(.3)	—	(.3)

Net earnings from continuing operations	1,325.5	201.6	1,594.9	(2,074.1)	1,047.9
Net earnings (loss) from discontinued operations	—	295.3	(17.7)	—	277.6

Net earnings	$1,325.5	$496.9	$1,577.2	$(2,074.1)	$1,325.5

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Three Months Ended September 30, 2005

	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates		CBS Corp. Consolidated
				Eliminations

Revenues	$42.7	$16.6	$3,312.6	$—	$3,371.9

Expenses:
Operating	24.0	9.7	1,915.1	—	1,948.8
Selling, general and administrative	38.6	42.1	611.3	—	692.0
Depreciation and amortization	1.3	1.0	106.6	—	108.9

Total expenses	63.9	52.8	2,633.0	—	2,749.7

Operating income (loss)	(21.2)	(36.2)	679.6	—	622.2
Interest income (expense), net	(197.4)	(49.7)	78.8	—	(168.3)
Other items, net	(6.3)	(7.1)	51.8	(29.0)	9.4

Earnings (loss) from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	(224.9)	(93.0)	810.2	(29.0)	463.3
Benefit (provision) for income taxes	89.7	41.7	(342.3)	—	(210.9)
Equity in earnings of affiliated companies, net of tax	843.7	243.0	6.7	(1,088.8)	4.6
Minority interest, net of tax	—	—	(.1)	—	(.1)

Net earnings from continuing operations	708.5	191.7	474.5	(1,117.8)	256.9
Net earnings from discontinued operations	—	296.5	165.3	(10.2)	451.6

Net earnings	$708.5	$488.2	$639.8	$(1,128.0)	$708.5

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Nine Months Ended September 30, 2005

	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates		CBS Corp. Consolidated
				Eliminations

Revenues	$135.0	$45.2	$10,143.9	$—	$10,324.1

Expenses:
Operating	67.0	27.3	5,978.6	—	6,072.9
Selling, general and administrative	117.7	103.0	1,749.8	—	1,970.5
Depreciation and amortization	3.6	3.5	316.6	—	323.7

Total expenses	188.3	133.8	8,045.0	—	8,367.1

Operating income (loss)	(53.3)	(88.6)	2,098.9	—	1,957.0
Interest income (expense), net	(589.2)	(142.6)	218.8	—	(513.0)
Other items, net	41.7	14.7	61.6	(87.0)	31.0

Earnings (loss) from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	(600.8)	(216.5)	2,379.3	(87.0)	1,475.0
Benefit (provision) for income taxes	239.7	93.7	(950.0)	—	(616.6)
Equity in earnings of affiliated companies, net of tax	2,408.4	603.2	16.1	(3,014.4)	13.3
Minority interest, net of tax	—	—	(.3)	—	(.3)

Net earnings from continuing operations	2,047.3	480.4	1,445.1	(3,101.4)	871.4
Net earnings from discontinued operations	—	812.9	348.3	14.7	1,175.9

Net earnings	$2,047.3	$1,293.3	$1,793.4	$(3,086.7)	$2,047.3

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At September 30, 2006

		CBS Operations Inc.	Non-Guarantor Affiliates		CBS Corp. Consolidated
	CBS Corp.			Eliminations

Assets
Cash and cash equivalents	$2,186.5	$.6	$989.5	$—	$3,176.6
Receivables, net	25.6	18.3	2,538.3	—	2,582.2
Programming and other inventory	7.0	7.8	823.4	—	838.2
Prepaid expenses and other current assets	167.2	80.6	1,039.7	(12.0)	1,275.5

Total current assets	2,386.3	107.3	5,390.9	(12.0)	7,872.5

Property and equipment	53.4	32.5	4,086.7	—	4,172.6
Less accumulated depreciation and amortization	16.5	17.8	1,433.3	—	1,467.6

Net property and equipment	36.9	14.7	2,653.4	—	2,705.0

Programming and other inventory	8.2	52.0	1,568.8	—	1,629.0
Goodwill	100.3	63.0	18,831.6	—	18,994.9
Intangible assets	—	—	10,472.5	—	10,472.5
Investments in consolidated subsidiaries	38,019.7	3,763.2	—	(41,782.9)	—
Other assets	220.4	39.5	1,552.0	—	1,811.9

Total Assets	$40,771.8	$4,039.7	$40,469.2	$(41,794.9)	$43,485.8

Liabilities and Stockholders' Equity
Accounts payable	$1.4	$16.1	$408.5	$—	$426.0
Participants' share and royalties payable	—	14.9	654.7	—	669.6
Program Rights	7.9	8.6	922.5	—	939.0
Current portion of long-term debt	—	—	14.8	—	14.8
Accrued expenses and other	624.5	95.0	1,493.0	(12.3)	2,200.2

Total current liabilities	633.8	134.6	3,493.5	(12.3)	4,249.6

Long-term debt	6,924.7	—	108.3	—	7,033.0
Other liabilities	3,586.2	946.7	4,399.4	22.6	8,954.9
Intercompany payables	2,000.3	(6,312.7)	(9,069.8)	13,382.2	—
Minority interest	—	—	.7	—	.7
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	44,297.2	—	61,434.7	(61,347.7)	44,384.2
Retained earnings (deficit)	(15,797.5)	9,233.5	(21,470.7)	7,523.8	(20,510.9)
Accumulated other comprehensive income (loss)	(558.3)	(85.2)	309.0	23.4	(311.1)

	27,942.2	9,271.1	41,537.1	(55,187.4)	23,563.0
Less treasury stock, at cost	315.4	—	—	—	315.4

Total Stockholders' Equity	27,626.8	9,271.1	41,537.1	(55,187.4)	23,247.6

Total Liabilities and Stockholders' Equity	$40,771.8	$4,039.7	$40,469.2	$(41,794.9)	$43,485.8

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2005

		CBS Operations Inc.	Non-Guarantor Affiliates		CBS Corp. Consolidated
	CBS Corp.			Eliminations

Assets
Cash and cash equivalents	$1,153.0	$—	$502.3	$—	$1,655.3
Receivables, net	40.1	17.0	2,669.0	—	2,726.1
Programming and other inventory	7.0	7.4	955.6	—	970.0
Prepaid expenses and other current assets	222.9	70.3	1,165.1	(14.2)	1,444.1

Total current assets	1,423.0	94.7	5,292.0	(14.2)	6,795.5

Property and equipment	51.0	30.8	3,935.1	—	4,016.9
Less accumulated depreciation and amortization	14.1	15.0	1,251.4	—	1,280.5

Net property and equipment	36.9	15.8	2,683.7	—	2,736.4

Programming and other inventory	11.6	52.2	1,820.6	—	1,884.4
Goodwill	100.3	63.0	18,466.5	—	18,629.8
Intangible assets	—	—	10,514.2	—	10,514.2
Investments in consolidated subsidiaries	36,344.9	4,011.6	—	(40,356.5)	—
Other assets	266.2	23.2	2,179.9	—	2,469.3

Total Assets	$38,182.9	$4,260.5	$40,956.9	$(40,370.7)	$43,029.6

Liabilities and Stockholders' Equity
Accounts payable	$1.9	$119.1	$467.6	$—	$588.6
Participants' share and royalties payable	—	5.6	862.3	—	867.9
Program rights	8.7	9.3	844.4	—	862.4
Current portion of long-term debt	729.5	—	17.6	—	747.1
Accrued expenses and other	598.6	104.8	1,623.7	(14.5)	2,312.6

Total current liabilities	1,338.7	238.8	3,815.6	(14.5)	5,378.6

Long-term debt	7,037.2	—	116.0	—	7,153.2
Other liabilities	2,963.9	890.5	4,904.5	.2	8,759.1
Intercompany payables	1,387.8	(4,954.4)	(9,190.4)	12,757.0	—
Minority interest	—	—	1.7	—	1.7
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	44,217.4	—	61,434.8	(61,347.8)	44,304.4
Retained earnings (deficit)	(17,898.5)	8,080.8	(21,616.6)	9,597.9	(21,836.4)
Accumulated other comprehensive income (loss)	(530.1)	(118.0)	227.2	23.4	(397.5)

	25,789.6	8,085.6	41,309.5	(53,113.4)	22,071.3
Less treasury stock, at cost	334.3	—	—	—	334.3

Total Stockholders' Equity	25,455.3	8,085.6	41,309.5	(53,113.4)	21,737.0

Total Liabilities and Stockholders' Equity	$38,182.9	$4,260.5	$40,956.9	$(40,370.7)	$43,029.6

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Nine Months Ended September 30, 2006

		CBS Operations Inc.	Non-Guarantor Affiliates		CBS Corp. Consolidated
	CBS Corp.			Eliminations

Net cash flow provided by (used for) operating activities	$(422.5)	$(760.6)	$2,927.9	$—	$1,744.8

Investing Activities:
Capital expenditures	—	(4.1)	(191.6)	—	(195.7)
Acquisitions, net of cash acquired	(47.3)	—	(28.0)	—	(75.3)
Proceeds from sale of Paramount Parks	—	1,078.2	165.0	—	1,243.2
Proceeds from other dispositions	—	—	19.7	—	19.7
Investments in and advances to affiliated companies	(3.0)	—	(45.6)	—	(48.6)
Net receipts from Viacom Inc. related to the Separation	(.4)	—	28.8	—	28.4
Other, net	(.8)	—	—	—	(.8)

Net cash flow provided by (used for) investing activities from continuing operations	(51.5)	1,074.1	(51.7)	—	970.9

Net cash flow from investing activities attributable to discontinued operations	—	—	(34.5)	—	(34.5)

Net cash flow provided by (used for) investing activities	(51.5)	1,074.1	(86.2)	—	936.4

Financing Activities:
Repayment of notes	(832.0)	—	—	—	(832.0)
Repayment to banks, including commercial paper, net	—	—	(4.5)	—	(4.5)
Dividends	(365.8)	—	—	—	(365.8)
Proceeds from exercise of stock options	58.0	—	—	—	58.0
Payment of capital lease obligations	—	—	(10.9)	—	(10.9)
Purchase of Company common stock	(6.1)	—	—	—	(6.1)
Other, net	1.4	—	—	—	1.4
Increase (decrease) in intercompany payables	2,652.0	(312.9)	(2,339.1)	—	—

Net cash flow provided by (used for) financing activities	1,507.5	(312.9)	(2,354.5)	—	(1,159.9)

Net increase in cash and cash equivalents	1,033.5	.6	487.2	—	1,521.3
Cash and cash equivalents at beginning of period	1,153.0	—	502.3	—	1,655.3

Cash and cash equivalents at end of period	$2,186.5	$.6	$989.5	$—	$3,176.6

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Nine Months Ended September 30, 2005

		CBS Operations Inc.	Non-Guarantor Affiliates		CBS Corp. Consolidated
	CBS Corp.			Eliminations

Net cash flow provided by (used for) operating activities	$(1,591.5)	$830.9	$3,720.2	$—	$2,959.6

Investing Activities:
Capital expenditures	—	—	(194.8)	—	(194.8)
Acquisitions, net of cash acquired	—	—	(320.8)	—	(320.8)
Proceeds from other dispositions	105.1	3.3	147.4	—	255.8
Investments in and advances to affiliated companies	(.9)	—	(.7)	—	(1.6)

Net cash flow provided by (used for) investing activities from continuing operations	104.2	3.3	(368.9)	—	(261.4)

Net cash flow from investing activities attributable to discontinued operations	—	(226.3)	230.4	—	4.1

Net cash flow provided by (used for) investing activities	104.2	(223.0)	(138.5)	—	(257.3)

Financing Activities:
Repayment of notes	(1,405.4)	—	(16.9)	—	(1,422.3)
Borrowings from (repayments to) banks, including commercial paper, net	2,443.1	—	(1.2)	—	2,441.9
Dividends	(341.7)	—	—	—	(341.7)
Proceeds from exercise of stock options	153.0	—	—	—	153.0
Payment of capital lease obligations	—	—	(10.0)	—	(10.0)
Purchase of Company common stock	(3,597.3)	—	—	—	(3,597.3)
Increase (decrease) in intercompany payables	3,751.5	(598.8)	(3,152.7)	—	—

Net cash flow provided by (used for) financing activities from continuing operations	1,003.2	(598.8)	(3,180.8)	—	(2,776.4)

Net cash flow from financing activities attributable to discontinued operations	—	(12.0)	(31.3)	—	(43.3)

Net cash flow provided by (used for) financing activities	1,003.2	(610.8)	(3,212.1)	—	(2,819.7)

Net increase (decrease) in cash and cash equivalents	(484.1)	(2.9)	369.6	—	(117.4)
Cash and cash equivalents at beginning of period	569.2	11.2	347.8	—	928.2

Cash and cash equivalents at end of period	$85.1	$8.3	$717.4	$—	$810.8

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions)

Management's discussion and analysis of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Recent Developments

In May 2006, CBS Corporation (the "Company" or "CBS Corp.") announced that it will explore the divestiture of its radio stations in ten markets. To date, the Company has entered into agreements to sell the 29 radio stations in eight of those ten markets for a total of $570 million in cash. These transactions are subject to customary closing conditions, including regulatory and other approvals.

Separation

The separation of former Viacom Inc. ("Former Viacom") into two publicly traded entities, CBS Corp. and new Viacom Inc. ("Viacom Inc.") was completed on December 31, 2005 (the "Separation"). As a result, each outstanding share of Former Viacom class A common stock was converted into .5 of a share of CBS Corp. Class A Common Stock and .5 of a share of Viacom Inc. class A common stock and each outstanding share of Former Viacom class B common stock was converted into .5 of a share of CBS Corp. Class B Common Stock and .5 of a share of Viacom Inc. class B common stock. All prior period share and per share data have been adjusted to reflect this conversion. The results of Viacom Inc. have been presented as discontinued operations for the three and nine months ended September 30, 2005.

In connection with the Separation, CBS Corp. and Viacom Inc. entered into a separation agreement (the "Separation Agreement"). In accordance with the terms of the Separation Agreement, Viacom Inc. paid to the Company an estimated special dividend of $5.4 billion in December 2005. Pursuant to the provisions of the Separation Agreement, the estimated special dividend is subject to adjustment. On March 14, 2006, the Company submitted to Viacom Inc. an adjustment to increase the estimated special dividend in the amount of approximately $460 million. On May 5, 2006, Viacom Inc. paid to the Company the net undisputed amount of the dividend adjustment of $167 million plus net interest of $2.9 million. The remaining disputed amount of approximately $293 million is subject to a resolution process as specified in the Separation Agreement.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2006 versus Three and Nine Months Ended September 30, 2005

Revenues

The tables below present the Company's consolidated revenues by type, net of intercompany eliminations, for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,

		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2006		2005		$	%

Advertising sales	$2,323.8	69%	$2,355.4	70%	$(31.6)	(1)%
Television license fees	459.0	13	427.4	13	31.6	7
Affiliate fees	265.3	8	249.7	7	15.6	6
Publishing	197.4	6	193.2	6	4.2	2
Home entertainment	37.5	1	57.7	2	(20.2)	(35)
Other	95.8	3	88.5	2	7.3	8

Total Revenues	$3,378.8	100%	$3,371.9	100%	$6.9	— %

	Nine Months Ended September 30,

		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2006		2005		$	%

Advertising sales	$7,540.1	72%	$7,588.5	73%	$(48.4)	(1)%
Television license fees	1,227.2	12	1,014.6	10	212.6	21
Affiliate fees	801.5	8	745.7	7	55.8	7
Publishing	554.5	5	526.6	5	27.9	5
Home entertainment	46.6	—	164.2	2	(117.6)	(72)
Other	267.4	3	284.5	3	(17.1)	(6)

Total Revenues	$10,437.3	100%	$10,324.1	100%	$113.2	1%

Advertising sales decreased $31.6 million, or 1%, to $2.32 billion for the third quarter of 2006 and $48.4 million, or 1%, to $7.54 billion for the nine months ended September 30, 2006, primarily reflecting decreases at Radio and Television, partially offset by growth at Outdoor. Outdoor advertising growth of 9% for the third quarter and 7% for the nine-month period primarily reflected increases in North America of 9% for both the third quarter and the nine-month period and a 6% increase in Europe for the third quarter. Radio advertising revenues decreased 6% for the third quarter and 7% for the nine-month period reflecting declines in both average unit rates and units sold. Television advertising revenues decreased 3% and 1% for the third quarter and the nine-month period, respectively, principally due to the shutdown of UPN in September 2006 and the absence of the Primetime Emmy telecast in 2006, partially offset by strong political advertising sales at the television stations.

Television license fees increased $31.6 million, or 7%, to $459.0 million for the third quarter of 2006 and increased $212.6 million, or 21%, to $1.23 billion for the nine-month period primarily reflecting higher revenues from the domestic syndication sale of CSI: Miami and higher foreign syndication revenues, partially offset by lower network license fee revenues. For the nine months ended September 30, 2006, television license fees also reflected the second-cycle domestic syndication sale of Frasier in the first quarter of 2006 and the domestic syndication sale of Without a Trace in the second quarter of 2006.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Affiliate fees increased $15.6 million, or 6%, to $265.3 million for the third quarter and $55.8 million, or 7%, to $801.5 million for the nine months ended September 30, 2006 primarily driven by rate increases and subscriber growth at Showtime Networks Inc. ("Showtime Networks") as well as the inclusion of CSTV Networks, Inc. ("CSTV Networks") since its acquisition in January 2006.

Publishing revenues increased $4.2 million, or 2%, to $197.4 million for the third quarter of 2006, reflecting higher book sales and distribution fees. For the nine months ended September 30, 2006, Publishing revenues increased $27.9 million, or 5%, to $554.5 million, primarily reflecting higher sales in the Adult and International groups.

Home entertainment revenues decreased $20.2 million, or 35%, to $37.5 million in the third quarter of 2006 and decreased $117.6 million, or 72%, to $46.6 million for the nine-month period, primarily reflecting the switch from self-distribution in 2005 to third party distribution in 2006.

Other revenues, which include ancillary fees for Television and Radio operations and digital media, increased $7.3 million, or 8%, to $95.8 million for the third quarter of 2006. For the nine months ended September 30, 2006, other revenues decreased $17.1 million, or 6%, to $267.4 million, primarily reflecting lower revenues from the licensing and merchandising of Television product.

International Revenues

The Company generated approximately 12% and 11% of its total revenues from international regions for the three and nine months ended September 30, 2006, respectively, and 14% and 12% for the three and nine months ended September 30, 2005, respectively.

Operating Expenses

The tables below present the Company's consolidated operating expenses by type:

	Three Months Ended September 30,

		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2006		2005		$	%

Programming	$626.8	33%	$708.1	36%	$(81.3)	(11)%
Production	706.8	37	629.5	32	77.3	12
Outdoor operations	299.1	15	290.9	15	8.2	3
Publishing operations	126.3	7	126.3	7	—	—
Other	162.9	8	194.0	10	(31.1)	(16)

Total Operating Expenses	$1,921.9	100%	$1,948.8	100%	$(26.9)	(1)%

	Nine Months Ended September 30,

		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2006		2005		$	%

Programming	$2,386.4	39%	$2,496.7	41%	$(110.3)	(4)%
Production	1,931.8	32	1,747.7	29	184.1	11
Outdoor operations	856.9	14	843.4	14	13.5	2
Publishing operations	375.2	6	365.1	6	10.1	3
Other	573.3	9	620.0	10	(46.7)	(8)

Total Operating Expenses	$6,123.6	100%	$6,072.9	100%	$50.7	1%

Management's Discussion and Analysis of
Results of Operations and Financial Condition

For the three months ended September 30, 2006, operating expenses decreased $26.9 million, or 1%, to $1.92 billion. For the nine months ended September 30, 2006, operating expenses increased $50.7 million, or 1%, to $6.12 billion.

Programming expenses for the third quarter decreased $81.3 million, or 11%, to $626.8 million and for the nine months decreased $110.3 million, or 4%, to $2.39 billion primarily reflecting lower costs associated with primetime series at the broadcast networks, the shutdown of UPN and lower sports programming expenses at Radio.

Production expenses for the third quarter increased $77.3 million, or 12%, to $706.8 million and for the nine months increased $184.1 million, or 11%, to $1.93 billion primarily reflecting higher costs relating to the third quarter 2006 domestic syndication of CSI: Miami and for the nine months, higher costs associated with the first quarter 2006 domestic syndication of Frasier.

Outdoor operations expenses for the third quarter increased $8.2 million, or 3%, to $299.1 million and for the nine months, increased $13.5 million, or 2%, to $856.9 million primarily reflecting higher transit and billboard lease costs partially offset by the absence of 2005 hurricane costs.

Publishing operations expenses for the third quarter were flat at $126.3 million. For the nine months ended September 30, 2006, Publishing operations expenses increased $10.1 million, or 3%, to $375.2 million, reflecting higher cost of book sales, partially offset by lower royalty expenses.

Other operating expenses for the third quarter decreased $31.1 million, or 16%, to $162.9 million and for the nine months decreased $46.7 million, or 8%, to $573.3 million primarily reflecting lower home entertainment distribution costs due to the switch from self-distribution in 2005 to third party distribution in 2006. For the nine-month period, this decrease was partially offset by higher costs associated with the digital media investment and expansion and employee-related costs.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, increased $9.0 million, or 1%, to $701.0 million for the third quarter and increased $92.2 million, or 5%, to $2.06 billion, for the nine months ended September 30, 2006, primarily reflecting higher employee-related costs, including stock-based compensation, and the inclusion of CSTV Networks since its acquisition in January 2006. These increases were partially offset by lower expenses due to the shutdown of UPN, the absence of 2005 impairment charges from television station sales and a gain of $11.6 million in the third quarter of 2006 on the sale of a building. The nine-month period also reflected $24.0 million of UPN shutdown costs recorded in the second quarter of 2006 and the absence of a $14.6 million gain recognized in the second quarter of 2005 on the sale of one of the Company's radio stations. Pension and post-retirement benefits increased $7.1 million to $51.1 million for the third quarter and increased $32.6 million to $165.0 million for the nine months ended September 30, 2006 versus the comparable prior-year period. The increases for both periods were primarily due to an increase in pension costs from the recognition of higher actuarial losses from the change in mortality rate assumption, and lower than expected plan asset performance in 2005, partially offset by lower post-retirement benefit costs reflecting the effect of a Medicare Part D subsidy. The nine-month period also reflected settlement costs related to an international pension plan. SG&A expenses as a percentage of revenues were 21% for the three months ended September 30, 2006 and 2005 and 20% and 19% for the nine months ended September 30, 2006 and 2005, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Depreciation and Amortization

For the three and nine months ended September 30, 2006, depreciation and amortization increased 1% to $109.5 million and $326.1 million, respectively, from the comparable prior-year periods.

Interest Expense

For the three and nine months ended September 30, 2006, interest expense decreased 19% to $140.1 million and $425.2 million, respectively, due to lower debt balances in 2006. In the fourth quarter of 2005, the Company received from Viacom Inc. a $5.4 billion special cash dividend as a result of the Separation, which was used by the Company to repay outstanding commercial paper, debt outstanding under revolving credit facilities and certain fixed rate debt upon maturity in January 2006. In addition, certain fixed rate debt was repaid during 2005, upon maturity. The Company had approximately $7.05 billion and $10.37 billion of principal amount of debt outstanding (including current maturities) as of September 30, 2006 and 2005, respectively, at weighted average interest rates of 7.0% and 6.1%, respectively.

Interest Income

For the three months ended September 30, 2006, interest income increased $36.0 million to $41.4 million and for the nine months ended September 30, 2006, increased $60.9 million to $72.5 million primarily due to increased cash and cash equivalents, reflecting the proceeds from the sale of Paramount Parks and strong year-to-date cash flow from operations.

Loss on Early Extinguishment of Debt

For the nine months ended September 30, 2006, "Loss on early extinguishment of debt" of $6.0 million reflected losses recognized upon the early redemption of $50.0 million of the Company's 6.625% senior notes due 2011 and $52.2 million of the Company's 7.70% senior notes due 2010.

Other Items, Net

For the three months ended September 30, 2006, "Other items, net" reflected a net loss of $9.2 million principally consisting of losses of $8.1 million associated with securitizing trade receivables and foreign exchange losses of $1.3 million partially offset by a $1.1 million gain on the sale of an investment. "Other items, net" reflected a net loss of $27.3 million for the nine months ended September 30, 2006, principally consisting of losses of $22.9 million associated with securitizing trade receivables and foreign exchange losses of $4.7 million partially offset by a $1.1 million gain on the sale of an investment.

For the three months ended September 30, 2005, "Other items, net" of $9.4 million principally reflected a gain of $11.3 million on the sale of investments and foreign exchange gains of $8.8 million partially offset by losses of $10.6 million associated with securitizing trade receivables. For the nine months ended September 30, 2005, "Other items, net" of $31.0 million principally reflected a gain on the sale of the Company's investment in Marketwatch.com, Inc. of $64.6 million and a net gain of $11.0 million on the sale of other investments partially offset by a non-cash charge of $26.5 million associated with other-than-temporary declines in the Company's investments, losses associated with securitizing trade receivables of $16.8 million and foreign exchange losses of $1.2 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Provision for Income Taxes

The provision for income taxes for continuing operations (exclusive of income tax on equity in earnings (loss) of affiliated companies and minority interest) was $208.4 million for the three months ended September 30, 2006, compared with $210.9 million for the three months ended September 30, 2005. For the third quarter of 2006, the Company's effective income tax rate decreased to 38.7% from 45.5% in the third quarter of 2005, primarily reflecting lower foreign taxes and a tax benefit from the settlement of certain income tax audits. For the nine months ended September 30, 2006, the Company's effective tax rate of 31.7% decreased from 41.8% for the same prior-year period, primarily reflecting tax benefits of $132.9 million from the settlement of certain income tax audits.

Equity in Earnings (Loss) of Affiliated Companies, Net of Tax

Equity in earnings (loss) of affiliated companies, net of tax reflects the operating results of the Company's equity investments, primarily Westwood One, Inc. ("Westwood One") and for 2006 periods, also reflects The CW, a 50/50% joint venture with Warner Bros. Entertainment. For the three and nine months ended September 30, 2006, equity in earnings (loss) of affiliated companies decreased $10.7 million to a loss of $6.1 million and $16.4 million to a loss of $3.1 million, respectively, principally reflecting operating losses from the Company's investment in The CW.

Minority Interest, Net of Tax

Minority interest primarily represents the minority ownership of certain international entities.

Net Earnings (Loss) from Discontinued Operations

Net earnings (loss) from discontinued operations for the three and nine months ended September 30, 2006 included losses on dispositions related to the Company's aircraft leases and for the nine-month period, also reflected the operating results and gain on the sale of Paramount Parks. The sale of Paramount Parks to Cedar Fair, L.P. for $1.24 billion in cash was completed in the second quarter of 2006. For 2005 periods, net earnings from discontinued operations included the operating results of Paramount Parks and Viacom Inc. prior to its separation from the Company.

Net Earnings

The Company reported net earnings of $316.9 million for the three months ended September 30, 2006 versus $708.5 million for the three months ended September 30, 2005 and net earnings of $1.33 billion for the nine months ended September 30, 2006 as compared to net earnings of $2.05 billion for the nine months ended September 30, 2005.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Segment Results of Operations

The following tables present the Company's revenues, Segment operating income before depreciation and amortization ("Segment OIBDA"), operating income and depreciation and amortization by segment, for the three and nine months ended September 30, 2006 and 2005, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Revenues:
Television	$2,150.6	$2,154.9	$6,926.1	$6,834.2
Radio	508.1	542.0	1,461.7	1,571.3
Outdoor	536.2	493.5	1,522.8	1,421.9
Publishing	197.4	193.2	554.5	526.6
Eliminations	(13.5)	(11.7)	(27.8)	(29.9)

Total Revenues	$3,378.8	$3,371.9	$10,437.3	$10,324.1

Segment OIBDA(a):
Television	$457.1	$421.0	$1,416.2	$1,380.5
Radio	210.2	232.6	608.7	710.3
Outdoor	142.1	118.2	401.2	322.4
Publishing	22.7	25.3	39.1	38.5
Corporate	(41.3)	(36.3)	(108.7)	(82.0)
Residual costs	(34.9)	(29.7)	(105.5)	(89.0)
Depreciation and amortization	(109.5)	(108.9)	(326.1)	(323.7)

Operating Income	$646.4	$622.2	$1,924.9	$1,957.0

Operating Income:
Television	$414.4	$376.0	$1,289.1	$1,251.7
Radio	201.7	225.2	583.9	687.6
Outdoor	88.5	65.9	240.9	164.1
Publishing	20.3	23.3	32.2	32.1
Corporate	(43.6)	(38.5)	(115.7)	(89.5)
Residual costs	(34.9)	(29.7)	(105.5)	(89.0)

Total Operating Income	$646.4	$622.2	$1,924.9	$1,957.0

Depreciation and Amortization:
Television	$42.7	$45.0	$127.1	$128.8
Radio	8.5	7.4	24.8	22.7
Outdoor	53.6	52.3	160.3	158.3
Publishing	2.4	2.0	6.9	6.4
Corporate	2.3	2.2	7.0	7.5

Total Depreciation and Amortization	$109.5	$108.9	$326.1	$323.7

(a)
The Company presents Segment OIBDA as the primary measure of profit and loss for its operating segments in accordance with SFAS 131 "Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"). The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA to the Company's consolidated Net Earnings is presented in Note 14 (Reportable Segments) to the Consolidated Financial Statements.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Television (CBS Television Network and Stations; CBS Paramount Network Television, CBS Television Distribution Group, Showtime Networks and CSTV Networks)

(Contributed 64% and 66% to consolidated revenues for each of the three and nine months ended September 30, 2006 and 2005.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Revenues	$2,150.6	$2,154.9	$6,926.1	$6,834.2

OIBDA	$457.1	$421.0	$1,416.2	$1,380.5
Depreciation and amortization	(42.7)	(45.0)	(127.1)	(128.8)

Operating income (OI)	$414.4	$376.0	$1,289.1	$1,251.7

OI as a % of revenues	19%	17%	19%	18%
Capital expenditures	$43.0	$44.7	$91.4	$120.8

For the three months ended September 30, 2006, Television revenues of $2.2 billion decreased slightly versus the prior year as increases in television license fee revenues and affiliate revenues were more than offset by lower advertising and home entertainment revenues. For the nine months ended September 30, 2006, Television revenues increased $91.9 million, or 1%, to $6.93 billion primarily due to higher television license fee revenues and affiliate revenues partially offset by lower home entertainment and advertising revenues. Television license fee revenues increased 7% for the third quarter and 21% for the nine-month period principally due to the domestic syndication sale of CSI: Miami and higher foreign syndication revenues partially offset by lower network license fee revenues from the mix of available titles. The increase for the nine-month period also reflected revenues from the second-cycle domestic syndication of Frasier in the first quarter of 2006 and the domestic syndication of Without a Trace in the second quarter of 2006, partially offset by the absence of license fees from the prior year second-cycle cable renewal of Everybody Loves Raymond. Affiliate revenues increased 6% and 7% for the three and nine months ended September 30, 2006, respectively, principally due to rate increases and subscriber growth at Showtime Networks and the inclusion of CSTV Networks results since its acquisition in January 2006. Advertising revenues decreased 3% for the third quarter and 1% for the nine months ended September 30, 2006, principally due to the shutdown of UPN in September 2006 and the absence of the Primetime Emmy telecast in 2006, partially offset by strong political advertising sales at the television stations. The decreases in home entertainment revenues were principally due to the switch from self-distribution in 2005 to third party distribution in 2006.

For the three months ended September 30, 2006, Television operating income increased $38.4 million, or 10%, to $414.4 million and OIBDA increased $36.1 million, or 9%, to $457.1 million. For the nine months ended September 30, 2006, operating income increased $37.4 million, or 3%, to $1.29 billion from $1.25 billion and OIBDA increased $35.7 million, or 3%, to $1.42 billion from $1.38 billion. The increase for the third quarter is due to 2% lower expenses principally from the shutdown of UPN, lower costs associated with primetime series at the broadcast networks and the absence of $18.9 million of impairment charges recorded in the third quarter of 2005 for the sale of two television stations partially offset by higher production costs associated with the domestic syndication of CSI: Miami. For the nine months, the increase reflects higher revenues partially offset by 1% higher expenses due to costs associated with the domestic syndication of Frasier and CSI: Miami, $24.0 million of UPN shutdown costs and higher stock-based compensation, partially offset by the absence of $28.9 million of impairment charges recorded during the nine months ended September 30, 2005 for the sale of four television stations and lower costs associated with primetime series at the broadcast networks. Included in total Television expenses is stock-based compensation of $10.1 million and $24.4 million for the three and nine months ended September 30, 2006, respectively, versus $2.1 million and $5.5 million for the same prior-year periods. Operating income as a percentage of revenues was 19% for both the three and nine months ended September 30, 2006, versus 17% and 18% for the same prior-year periods.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

The CW, a 50/50% joint venture with Warner Bros. Entertainment, was launched in September 2006 and is being accounted for as an equity investment. As a result, UPN ceased broadcasting its network schedule at the conclusion of the 2005/2006 broadcast season. In connection with the shutdown of UPN, a restructuring charge of $24.0 million was recorded in SG&A expenses in the Television segment during the second quarter of 2006. The charge reflected costs associated with contract terminations of $13.6 million and severance, legal and other expenses of $10.4 million. The Company paid $.9 million against the restructuring liabilities during the nine months ended September 30, 2006.

On January 5, 2006, the Company completed the acquisition of CSTV Networks, a cable network and online digital sports media company, for a purchase price of $325 million, comprised of 10.2 million shares of CBS Corp. Class B Common Stock and $52 million in cash. The results of CSTV Networks have been included in the Television segment since its date of acquisition.

Radio (CBS Radio)

(Contributed 15% and 14% to consolidated revenues for the three and nine months ended September 30, 2006 and 16% and 15% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Revenues	$508.1	$542.0	$1,461.7	$1,571.3

OIBDA	$210.2	$232.6	$608.7	$710.3
Depreciation and amortization	(8.5)	(7.4)	(24.8)	(22.7)

Operating income (OI)	$201.7	$225.2	$583.9	$687.6

OI as a % of revenues	40%	42%	40%	44%
Capital expenditures	$7.9	$8.9	$32.3	$25.7

For the three and nine months ended September 30, 2006, Radio revenues decreased $33.9 million, or 6%, to $508.1 million, and $109.6 million, or 7%, to $1.46 billion, respectively. The decreases reflected the weakness in the radio advertising market as well as the impact of programming changes at 27 owned radio stations. Radio advertising revenues decreased 6% for the quarter and 7% for the nine months due to decreases in the average unit rates and units sold. Radio receives affiliation and other fees and consideration for management services provided to Westwood One, an affiliated company. Revenues from these arrangements were approximately $15.6 million and $45.4 million for the three and nine months ended September 30, 2006 versus $15.2 million and $47.7 million for the comparable prior-year periods.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

For the three months ended September 30, 2006, Radio operating income decreased $23.5 million, or 10%, to $201.7 million and OIBDA decreased $22.4 million, or 10%, to $210.2 million. For the nine months, operating income decreased $103.7 million, or 15%, to $583.9 million and OIBDA decreased $101.6 million, or 14%, to $608.7 million. These decreases are due primarily to the revenue decline noted above partially offset by lower expenses. Operating expenses decreased $5.3 million, or 4%, for the quarter and $8.5 million, or 2%, for the nine months due primarily to lower sports programming expenses partially offset by higher compensation expense. SG&A expenses decreased $6.2 million, or 4%, for the quarter and increased slightly for the nine months reflecting an $11.6 million gain on the sale of a building recognized in the third quarter of 2006, partially offset by higher compensation expense. The 2006 nine-month period also reflected the absence of a $14.6 million gain recognized in the second quarter of 2005 on the sale of one of the Company's radio stations. The increase in compensation expense reflected higher stock-based compensation and severance costs relating to the elimination of more than 100 staff positions in the beginning of the third quarter of 2006. Included in total Radio expenses is stock-based compensation of $3.8 million and $9.2 million for the three and nine months ended September 30, 2006, respectively, versus $.7 million and $1.8 million for the same prior-year periods. Operating income as a percentage of revenues was 40% and 42% for the three months ended September 30, 2006 and 2005, respectively, and 40% and 44% for the nine months ended September 30, 2006 and 2005, respectively.

For the remainder of 2006, the Company anticipates that Radio revenues and operating income will continue to be adversely impacted, similar to the impact during the first nine months of 2006, by the weakness in the radio advertising market and the programming changes at 27 owned radio stations. In July 2006, Radio took initiatives to reduce its cost structure by eliminating more than 100 staff positions. Also, on May 23, 2006, the Company announced that it is exploring the divestiture of certain radio stations in ten of its smaller markets. To date, the Company has entered into agreements to sell the 29 radio stations in eight of those ten markets for a total of $570 million in cash. These transactions are subject to customary closing conditions, including regulatory and other approvals.

Outdoor (CBS Outdoor)

(Contributed 16% and 15% to revenues for the three and nine months ended September 30, 2006 and 15% and 14% for the comparable prior-year periods.)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Revenues	$536.2	$493.5	$1,522.8	$1,421.9

OIBDA	$142.1	$118.2	$401.2	$322.4
Depreciation and amortization	(53.6)	(52.3)	(160.3)	(158.3)

Operating income (OI)	$88.5	$65.9	$240.9	$164.1

OI as a % of revenues	17%	13%	16%	12%
Capital expenditures	$27.4	$17.0	$64.3	$46.1

Management's Discussion and Analysis of
Results of Operations and Financial Condition

For the three and nine months ended September 30, 2006, Outdoor revenues increased $42.7 million, or 9%, to $536.2 million, and $100.9 million, or 7%, to $1.52 billion, respectively. For the third quarter, the revenue increase reflected 9% growth in North America and 6% growth in Europe, with the U.K. up 16%. North America reflected growth of 9% in the U.S., with U.S. billboards up 13%, 6% in Canada and 7% in Mexico for the quarter. For the nine months, Outdoor's revenue increase was driven by 9% growth in North America, reflecting growth of 9% in the U.S., 11% in Canada and 16% in Mexico. The favorable net impact of foreign exchange rate fluctuations on Outdoor revenues was approximately $10 million and $1 million for the three and nine months ended September 30, 2006, respectively. Approximately 43% of Outdoor's revenues were generated from international regions for the three months ended September 30, 2006 and 2005, and 44% and 45% for the nine months ended September 30, 2006 and 2005, respectively.

For the three months ended September 30, 2006, Outdoor operating income increased $22.6 million, or 34%, to $88.5 million and OIBDA increased $23.9 million, or 20%, to $142.1 million. For the nine months ended September 30, 2006, operating income increased $76.8 million, or 47%, to $240.9 million and OIBDA increased $78.8 million, or 24%, to $401.2 million. For the third quarter and nine months, the increase in operating income and OIBDA reflected the revenue increases noted above, partially offset by higher expenses. Operating expenses increased $8.2 million, or 3%, for the quarter and $13.5 million, or 2%, for the nine months due primarily to higher transit and billboard lease costs partially offset by the absence of the impact of hurricanes Katrina and Rita in 2005. SG&A expenses increased $10.5 million, or 12%, for the quarter and $8.6 million, or 3%, for the nine months due primarily to higher employee-related costs partially offset by lower professional fees. Operating and SG&A expenses for the third quarter were also negatively affected by the impact of foreign exchange. Included in total Outdoor expenses is stock-based compensation of $1.1 million and $2.5 million for the three and nine months ended September 30, 2006, respectively, versus $.1 million and $.4 million for the same prior-year periods. Operating income as a percentage of revenues was 17% and 13% for the three months ended September 30, 2006 and 2005, respectively, and 16% and 12% for the nine months ended September 30, 2006 and 2005, respectively.

Publishing (Simon & Schuster)

(Contributed 6% and 5% to consolidated revenues for each of the three and nine months ended September 30, 2006 and 2005).

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Revenues	$197.4	$193.2	$554.5	$526.6

OIBDA	$22.7	$25.3	$39.1	$38.5
Depreciation and amortization	(2.4)	(2.0)	(6.9)	(6.4)

Operating income (OI)	$20.3	$23.3	$32.2	$32.1

OI as a % of revenues	10%	12%	6%	6%
Capital expenditures	$2.1	$.9	$3.6	$2.2

For the three and nine months ended September 30, 2006, Publishing revenues increased $4.2 million, or 2%, to $197.4 million, and $27.9 million, or 5%, to $554.5 million, respectively. For the quarter, the increase in revenues reflected higher book sales and distribution fees. For the nine months, the increase was principally driven by higher sales from the Adult and International groups, with top-selling titles such as State of Denial by Bob Woodward and Two Little Girls in Blue by Mary Higgins Clark.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

For the three months ended September 30, 2006, Publishing operating income decreased $3.0 million, or 13%, to $20.3 million and OIBDA decreased $2.6 million, or 10%, to $22.7 million, reflecting higher expenses partially offset by higher revenues. For the nine months, operating income increased $.1 million to $32.2 million and OIBDA increased $.6 million, or 2%, to $39.1 million, reflecting the revenue increase noted above partially offset by higher expenses. Operating expenses were relatively flat for the quarter and increased $10.1 million, or 3%, for the nine months due primarily to higher cost of sales relating to the revenue increase partially offset by lower royalty expenses. SG&A expenses increased $6.7 million, or 16%, for the quarter and $17.2 million, or 14%, for the nine months primarily reflecting an increase of $6.0 million to the allowance for doubtful accounts and higher advertising and selling expenses and for the nine-month period, also reflects higher employee-related costs. Included in total Publishing expenses is stock-based compensation of $.5 million and $1.3 million for the three and nine months ended September 30, 2006, respectively, versus $.1 million and $.4 million for the same prior-year periods. Operating income as a percentage of revenues was 10% and 12% for the three months ended September 30, 2006 and 2005, respectively, and 6% for each of the nine months ended September 30, 2006 and 2005.

Financial Position

Current assets increased $1.08 billion to $7.87 billion at September 30, 2006 from $6.80 billion at December 31, 2005 primarily due to increases in cash and cash equivalents, partially offset by decreases in receivables and programming and other inventory due to the timing of receivable collections and investment in programming. The increase in cash and cash equivalents principally reflected the sale of Paramount Parks and strong year-to-date cash flow from operations, partially offset by the repayment of debt and dividend payments. The allowance for doubtful accounts as a percentage of receivables was 5.4% at September 30, 2006 compared with 5.1% at December 31, 2005.

Net property and equipment decreased $31.4 million to $2.71 billion at September 30, 2006 from $2.74 billion at December 31, 2005, primarily reflecting depreciation expense of $251.3 million, partially offset by capital expenditures of $195.7 million, additional property and equipment from acquisitions of $13.5 million and the impact of foreign exchange.

Goodwill increased $365.1 million to $18.99 billion at September 30, 2006 from $18.63 billion at December 31, 2005, primarily reflecting the acquisition of CSTV Networks and the impact of foreign exchange.

Other assets decreased $657.4 million to $1.81 billion at September 30, 2006 from $2.47 billion at December 31, 2005, primarily due to the sale of Paramount Parks, which was presented as a discontinued operation at December 31, 2005.

Current liabilities decreased $1.13 billion to $4.25 billion at September 30, 2006 from $5.38 billion at December 31, 2005 primarily due to a decrease in the current portion of long-term debt from the repayment of senior notes and a decrease in accounts payable due to the timing of payments.

Other liabilities decreased $191.1 million to $4.14 billion at September 30, 2006 from $4.34 billion at December 31, 2005, primarily due to the sale of Paramount Parks, which was presented as a discontinued operation at December 31, 2005.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Cash Flows

Cash and cash equivalents increased by $1.52 billion for the nine months ended September 30, 2006. The change in cash and cash equivalents was as follows:

	Nine Months Ended September 30,
	2006	2005

Cash provided by operating activities from:
Continuing operations	$1,818.8	$1,568.5
Discontinued operations	(74.0)	1,391.1

Cash provided by operating activities	1,744.8	2,959.6

Cash provided by (used for) investing activities from:
Continuing operations	970.9	(261.4)
Discontinued operations	(34.5)	4.1

Cash provided by (used for) investing activities	936.4	(257.3)

Cash used for financing activities from:
Continuing operations	(1,159.9)	(2,776.4)
Discontinued operations	—	(43.3)

Cash used for financing activities	(1,159.9)	(2,819.7)

Net increase (decrease) in cash and cash equivalents	$1,521.3	$(117.4)

Operating Activities. Cash provided by operating activities from continuing operations of $1.82 billion for the nine months ended September 30, 2006, increased $250.3 million, or 16%, from $1.57 billion in the same prior-year period reflecting an increase in earnings from continuing operations, lower net cash interest resulting from a reduction in debt in 2006 as well as a higher cash balance, and higher cash inflows from net changes in operating assets and liabilities.

Cash paid for income taxes from continuing operations for the nine months ended September 30, 2006 was $452.5 million versus $457.8 million for the nine months ended September 30, 2005.

Cash flow from operating activities attributable to discontinued operations for the nine months ended September 30, 2006 and 2005 reflects the operating cash flows of Paramount Parks. The 2005 nine-month period also reflects the operating cash flows of Viacom Inc. prior to its separation from the Company.

Investing Activities. Cash provided by investing activities of $970.9 million for the nine months ended September 30, 2006, principally reflected proceeds of $1.24 billion from the sale of Paramount Parks and net receipts from Viacom Inc. related to the Separation of $28.4 million. These increases were partially offset by capital expenditures of $195.7 million, acquisitions of $75.3 million, primarily consisting of the acquisition of CSTV Networks and Outdoor advertising properties, and investment in affiliated companies of $48.6 million principally consisting of the Company's investment in The CW. Cash used for investing activities from continuing operations of $261.4 million for the nine months ended September 30, 2005, principally reflected acquisitions of $320.8 million, primarily consisting of the acquisition of KOVR-TV, and capital expenditures of $194.8 million, partially offset by proceeds from dispositions of $255.8 million, principally from the sales of a radio station, two television stations and the Company's interest in Marketwatch.com, Inc.

Financing Activities. Cash used for financing activities of $1.16 billion for the nine months ended September 30, 2006, principally reflected the repayment of notes of $832.0 million and dividend payments of $365.8 million, partially offset by proceeds from the exercise of stock options of $58.0 million. Cash used for financing from continuing operations of $2.78 billion for the nine months ended September 30, 2005, primarily reflected the purchase of Company Common Stock of $3.60 billion, the repayment of notes of $1.42 billion and dividend payments of $341.7 million, partially offset by the net proceeds from bank borrowings of $2.44 billion and cash proceeds from the exercise of stock options of $153.0 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Cash Dividends and Share Purchase Program

On August 14, 2006, the Company announced an 11% increase in the quarterly cash dividend to $.20 per share on CBS Corp. Class A and Class B Common Stock. The dividend of $153.2 million was paid on October 1, 2006 to stockholders of record at the close of business on August 31, 2006. Year-to-date through October 1, 2006, the Company paid $519.0 million to stockholders.

The Company has not made any purchases under its stock purchase program during the nine months ended September 30, 2006. For the nine months ended September 30, 2005, on a trade date basis, the Company purchased approximately 51.1 million shares of its Class B Common Stock for $3.6 billion under its $8.0 billion stock purchase program.

Capital Structure

The following table sets forth the Company's long-term debt:

	At September 30, 2006	At December 31, 2005

Notes payable to banks	$3.3	$7.2
Senior debt (4.625%—8.875% due 2006—2051)	7,007.7	7,919.9
Other notes	.8	1.0
Obligations under capital leases	119.0	125.4

Total debt	7,130.8	8,053.5
Less discontinued operations debt(a)	83.0	153.2
Less current portion of long-term debt	14.8	747.1

Total long-term debt from continuing operations, net of current portion	$7,033.0	$7,153.2

    (a)
    Included in "Other liabilities" on the Consolidated Balance Sheets.

The Company's total debt includes (i) an aggregate unamortized premium of $29.8 million and $31.8 million and (ii) the decrease in the carrying value of the debt, since inception, relating to fair value hedges of $16.7 million and $8.5 million as of September 30, 2006 and December 31, 2005, respectively.

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

During the nine months ended September 30, 2006, the Company repurchased $52.2 million of its 7.70% senior notes due 2010 and $50.0 million of its 6.625% senior notes due 2011, resulting in a loss on early extinguishment of debt of $6.0 million for the nine months ended September 30, 2006.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Credit Facility

As of September 30, 2006, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"), primarily to support commercial paper borrowings. At September 30, 2006, the Company had no commercial paper borrowings and was in compliance with all covenants under the Credit Facility, including the requirement that the Company maintain a minimum coverage ratio. As of September 30, 2006, the remaining availability under this Credit Facility, net of outstanding letters of credit, was $2.76 billion.

At September 30, 2006, the Company classified $699.2 million of senior notes as long-term debt, reflecting its intent and ability to refinance this debt on a long-term basis.

Accounts Receivable Securitization Programs

As of September 30, 2006, the Company had an aggregate of $550.0 million outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from these programs were used to reduce outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs meet certain performance ratios. As of September 30, 2006, the Company was in compliance with the required ratios under the receivable securitization programs.

Liquidity and Capital Resources

The Company believes that its operating cash flows ($1.82 billion for the nine months ended September 30, 2006), cash and cash equivalents ($3.18 billion at September 30, 2006), borrowing capacity under its committed bank facility (which consisted of an unused revolving Credit Facility of $2.76 billion at September 30, 2006), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments and its financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film operations, and talent contracts will come primarily from cash flow from operations.

During the nine months ended September 30, 2006, the Company contributed $50 million to pre-fund one of its qualified pension plans. The Company expects to contribute up to an additional $200 million to pre-fund its qualified pension plans during 2006.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Voluntary Exchange Offer

On June 1, 2006, the Company announced the completion of its Voluntary Exchange Offer ("VEO") which gave eligible employees the voluntary opportunity to tender their outstanding stock options to purchase shares of CBS Corp. Class B Common Stock in exchange for restricted shares (for eligible employees who are subject to United States income tax) or restricted share units ("RSUs") (for eligible employees who are not subject to United States income tax) of CBS Corp. Class B Common Stock having a value equal to 75% of the fair value attributed to the eligible options. For the restricted shares and RSUs issued in exchange for the fully vested options, no compensation expense was recorded. For the restricted shares and RSUs issued in exchange for unvested options, compensation expense will be recorded based on the grant-date fair value of the options over the remaining vesting period. Employees who participated in the VEO made separate tendering decisions with respect to all of their stock options awarded prior to January 1, 2006 that were out-of-the-money (options with an exercise price equal to or greater than $24.9340) and all of those that were in-the-money (options with an exercise price less than $24.9340). Restricted shares and RSUs issued in connection with the VEO will vest in two equal annual installments on the second and third anniversaries of the date of grant, June 1, 2006, subject to forfeitures and other restrictions. As a result of the VEO, options to purchase 63.7 million shares of CBS Corp. Class B Common Stock were exchanged for 7.1 million restricted shares and ..1 million RSUs.

Off-Balance Sheet Arrangements

In connection with the Separation, Viacom Inc. has agreed to indemnify the Company with respect to obligations related to Blockbuster Inc. ("Blockbuster"), including certain Blockbuster store leases; certain UCI theatre leases; and certain theater leases related to W.F. Cinema Holdings L.P. and Grauman's Theatres LLC.

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $410.4 million at September 30, 2006 and are not recorded on the balance sheet as of September 30, 2006.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Legal Matters

Shareholder Derivative Lawsuits and Demands.    Two shareholder derivative lawsuits, consolidated as In re Viacom Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions name each member of Former Viacom's Board of Directors, Messrs. Tom Freston and Leslie Moonves (each of whom were executive officers of Former Viacom), and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of Messrs. Redstone, Freston, and Moonves was excessive and unwarranted and challenging the independence of certain Former Viacom directors. Mr. Redstone is the Company's Executive Chairman of the Board of Directors and Founder and Mr. Moonves is the Company's President and Chief Executive Officer. Mr. Freston is Viacom Inc.'s former President and Chief Executive Officer. Plaintiffs seek unspecified damages from the members of the Former Viacom Board of Directors for their alleged breach of fiduciary duties, disgorgement of the 2004 compensation paid to the above named officers of Former Viacom, equitable relief, and attorney fees and expenses. The Company moved to dismiss the complaints and oral argument was heard on February 16, 2006. On June 26, 2006, the court denied the Company's motion to dismiss. The Company has appealed that decision. Any liabilities in this matter adverse to the Company and/or Viacom Inc. will be shared equally between the Company and Viacom Inc. The Company believes that the plaintiffs' positions in these actions are without merit and it intends to vigorously defend itself in the litigation.

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

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2006, the Company had pending approximately 81,300 asbestos claims, as compared with approximately 101,170 as of December 31, 2005 and approximately 104,000 as of September 30, 2005. Of the claims pending as of September 30, 2006, approximately 57,600 were pending in state courts, 21,040 in federal courts and, additionally, approximately 2,660 were third party claims pending in state courts. During the third quarter of 2006, the Company received approximately 1,670 new claims and closed or moved to an inactive docket approximately 15,100 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at September 30, 2006. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

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

Payola.    The Attorney General of the State of New York is conducting an investigation of record companies, radio stations and independent record promoters relating to the promotion and selection of music on radio stations, principally to determine whether radio stations have received undisclosed payments or other items of value that were tied to their decisions on what songs to play, a practice commonly known as "payola." In connection with this investigation, the Attorney General has entered into settlement agreements with EMI Music, Sony/BMG Music Entertainment, Universal Music Group and Warner Music Group Corp. The Attorney General has also filed a lawsuit against Entercom Communications Corp., which owns and operates radio stations in the State of New York, alleging that various arrangements with record companies and independent record promoters are, inter alia, deceptive business practices under New York law. On October 17, 2006, CBS Radio entered into a settlement with the Attorney General. Among other things, the settlement provides for the implementation of certain business reforms including the appointment of a CBS Radio compliance officer, additional payola compliance training and a $2.0 million settlement payment to Rockefeller Philanthropy Advisors, which will distribute the money to non-profit organizations in New York State that support music education and appreciation. In connection with this settlement, CBS Radio did not admit to any liability or violations of law. In addition, the FCC, based on a review of information provided to it by the Attorney General, has initiated its own investigation of whether certain arrangements between radio stations and record companies and independent record promoters constitute "payola" in violation of the Communications Act. The FCC has issued a Letter of Inquiry to CBS Radio and three other large radio companies requesting additional information about these practices. CBS Radio intends to cooperate with the FCC in this investigation and is in the process of gathering the information requested by the FCC.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

On March 15, 2006, the FCC also notified the Company and certain affiliates of the CBS Television Network of apparent liability for forfeitures relating to a broadcast of the program Without a Trace. The FCC proposed to assess a forfeiture totaling $3.35 million for such matter; of that amount $260,000 is against certain owned and operated stations and the remainder is against stations affiliated with the CBS Television Network. The Company is contesting the FCC decision and the proposed forfeitures. Also, on March 15, 2006, as part of an omnibus indecency order, the FCC ruled that a broadcast of The Early Show was indecent, but declined to issue a forfeiture. That decision and others are the subject of a petition for review filed in the U.S. Court of Appeals for the Second Circuit by the Company, as well as the other broadcast networks and their affiliate associations. On July 5, 2006, the FCC moved for a stay of the cases for 60 days and for a remand of the matter to the FCC for further proceedings. On September 7, 2006, the court granted the FCC's motion to remand the cases back to the FCC, and stayed enforcement of the omnibus indecency order for 60 days. Additionally, the Company, from time to time, has received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on the Company's broadcasting stations included indecent material. In a separate matter, a new law increased the maximum forfeiture for a single indecency violation to $325,000, with a maximum forfeiture exposure of $3,000,000 for any continuing violation arising from a single act or failure to act, which amounts will be effective when the FCC issues implementing regulations.

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

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as the Executive Chairman of the Board of Directors for both CBS Corp. and Viacom Inc. At September 30, 2006, NAI beneficially owned CBS Corp.'s Class A Common Stock, representing approximately 75% of the voting power of all classes of CBS Corp.'s Common Stock, and approximately 11% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

Viacom Inc.    CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. Simon & Schuster is also involved in transactions with Viacom Inc. that have not been material in any of the periods presented. CBS Corp.'s total revenues from these transactions were $33.8 million and $61.1 million for the three months ended September 30, 2006 and 2005, respectively, and $76.6 million and $136.6 million for the nine months ended September 30, 2006 and 2005, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

CBS Corp., through Showtime Networks and CBS Television, purchases motion picture programming from Viacom Inc., primarily Paramount Pictures. The costs of these purchases are initially recorded as inventory and amortized over the life of the contract or projected useful life of the programming. In addition, CBS Corp. places advertisements with various subsidiaries of Viacom Inc. The total purchases from these transactions were $63.1 million and $76.3 million for the three months ended September 30, 2006 and 2005, respectively and $141.1 million and $136.1 million for the nine months ended September 30, 2006 and 2005, respectively.

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected in CBS Corp.'s Consolidated Balance Sheets:

	At September 30, 2006	At December 31, 2005

Amounts due from Viacom Inc.
Receivables	$135.8	$235.8
Other assets (Receivables, noncurrent)	199.8	225.2

Total amounts due from Viacom Inc.	$335.6	$461.0

Amounts due to Viacom Inc.
Accounts payable	$8.9	$3.4
Program rights	56.6	64.7
Other liabilities (Program rights, noncurrent)	41.8	41.2

Total amounts due to Viacom Inc.	$107.3	$109.3

Other Related Parties.    The Company owned approximately 18% of Westwood One as of September 30, 2006, which is accounted for by the Company as an equity investment. Three members of Westwood One's board of directors are officers of CBS Radio or otherwise affiliated with the Company. CBS Radio receives compensation for providing management services to Westwood One pursuant to a Management Agreement, including the services of a chief executive officer who is an employee of CBS Radio. Westwood One and CBS Radio also are parties to a Representation Agreement (including a related News Programming Agreement, Trademark License Agreement and Technical Services Agreement) pursuant to which Westwood One operates the CBS Radio Networks and CBS Radio is paid an annual fee. The Management Agreement and Representation Agreement expire on March 31, 2009. Certain of the Company's radio stations and Westwood One have affiliation agreements pursuant to which such radio stations air programs and/or commercials supplied by Westwood One and, in return, the stations receive affiliation fees and certain programming cost reimbursements. CBS Television also has arrangements with Westwood One relating to the provision of news and sports programming to Westwood One. Revenues from all of these arrangements were approximately $19.7 million and $21.8 million for the three months ended September 30, 2006 and 2005, respectively, and $60.5 million and $62.5 million for the nine months ended September 30, 2006 and 2005, respectively.

Recent Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"), effective for fiscal years ending after December 15, 2006. SFAS 158 requires the balance sheet recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability along with a corresponding after-tax adjustment to accumulated other comprehensive income included in stockholders' equity.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

The Company estimates the impact of implementation of SFAS 158 as of December 31, 2006 will result in an after-tax reduction of approximately $80 million to stockholders' equity. As the actual impact of adopting SFAS 158 will be dependent upon the fair value of plan assets and the amount of projected benefit obligations measured as of December 31, 2006, the above estimated impact on stockholders' equity may not be reflective of the actual impact of the adoption at December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Consolidated Financial Statements.

In September 2006, the Security and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108 ("SAB 108"), effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment. The Company does not anticipate the adoption of SAB 108 to have an effect on the Company's Consolidated Financial Statements.

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

Critical Accounting Policies

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R using the modified-prospective application method and accordingly, recognizes compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company recognizes the unvested portion of the grant-date fair value of awards made prior to the adoption based on the fair values previously calculated for disclosure purposes. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model requires management to make significant judgments and estimates. The use of different assumptions and estimates in the Black-Scholes option pricing model could have a material impact on the estimated fair value of option grants and the related expense. The risk free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term was determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield is based on the current annual dividend. When calculating expected stock price volatility, the Company placed exclusive reliance on implied volatility due to the limited amount of trading history for CBS Corp. Class B Common Stock. In addition, given the existence of an actively traded market for CBS Corp. options, the Company was able to derive implied volatility using publicly traded options to purchase CBS Corp. Class B Common Stock that were trading near the grant date of the employee stock options at a similar exercise price and a remaining term of greater than one year. Although there is an active market for these publicly traded CBS Corp. options, the Company believes that due to their short trading history, the volatility of these options alone may not be indicative of expected volatility. As a result, the expected stock price volatility was determined using an average of the implied volatility of these options and the implied volatility of publicly traded options for entities with similar business characteristics within the Company's industry.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, for a discussion of the Company's other critical accounting policies.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Shareholder Derivative Lawsuits.    As previously reported, two shareholder derivative lawsuits, consolidated as In re Viacom Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions name each member of Former Viacom's Board of Directors, Messrs. Tom Freston and Leslie Moonves (each of whom were executive officers of Former Viacom), and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of Messrs. Redstone, Freston, and Moonves was excessive and unwarranted and challenging the independence of certain Former Viacom directors. The Company moved to dismiss the complaints and oral argument was heard on February 16, 2006. On June 26, 2006, the court denied the Company's motion to dismiss. The Company has appealed that decision. Under the Separation Agreement between the Company and Viacom Inc., liabilities in connection with executive compensation claims relating to officers of Former Viacom are shared equally by the Company and Viacom Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2006, the Company did not purchase any shares under its $8.0 billion stock purchase program which has remaining authorization of $579.8 million.

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

Form of Certificate and Terms and Conditions for the Performance-Based Restricted Shares under the CBS 2004 Long-Term Management Incentive Plan granted in connection with the Voluntary Exchange Offer (filed herewith).
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

CBS CORPORATION
(Registrant)
Date: November 7, 2006	/s/ FREDRIC G. REYNOLDS Fredric G. Reynolds Executive Vice President and Chief Financial Officer
Date: November 7, 2006	/s/ SUSAN C. GORDON Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Document
(3)	Articles of Incorporation and By-laws
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

Form of Certificate and Terms and Conditions for the Performance-Based Restricted Shares under the CBS 2004 Long-Term Management Incentive Plan granted in connection with the Voluntary Exchange Offer (filed herewith).
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