Form 10-K
period 2006-12-31
CBS CORP
filed 2007-03-01
CIK 813828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒

        As of June 30, 2006, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of CBS Corporation Class A Common Stock, $0.001 par value ("Class A Common Stock"), held by non-affiliates was approximately $444,740,111 (based upon the closing price of $27.06 per share as reported by the New York Stock Exchange on that date) and the aggregate market value of the shares of CBS Corporation Class B Common Stock, $0.001 par value ("Class B Common Stock"), held by non-affiliates was approximately $18,053,123,555 (based upon the closing price of $27.05 per share as reported by the New York Stock Exchange on that date).

        As of February 15, 2007, 61,282,839 shares of Class A Common Stock and 723,762,833 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of CBS Corporation's Notice of 2007 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement") (Part III).

PART I

Item 1. Business.

        CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") is a mass media company with operations in the following segments:

  •
  TELEVISION: The Television segment consists of CBS Television, comprised of the CBS® Network, the Company's 40 owned broadcast television stations (10 of which are subject to sale agreements) and CBS Paramount Network Television and CBS Television Distribution, the Company's television production and syndication operations; Showtime Networks™, the Company's premium subscription television program services; and CSTV: College Sports Television®, the Company's cable network and online digital media business devoted to college athletics.

  •
  RADIO: The Radio segment owns and operates 144 radio stations in 31 United States ("U.S.") markets through CBS Radio® as of February 15, 2007. CBS Radio also owns 20 radio stations, which are subject to sale agreements and are operated by the purchasers of such stations pursuant to local marketing agreements until the closings of these sales.

  •
  OUTDOOR: The Outdoor segment displays advertising on media, including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks, masts and stadium signage principally through CBS Outdoor®.

  •
  PUBLISHING: The Publishing segment consists of Simon & Schuster, which publishes and distributes consumer books under imprints such as Simon & Schuster®, Pocket Books®, Scribner® and Free Press™.

        For the year ended December 31, 2006, contributions to the Company's consolidated revenues from its segments were as follows: Television 66%, Radio 14%, Outdoor 15% and Publishing 6%. The Company generated approximately 11% of its total revenues from international regions in 2006. For the year ended December 31, 2006, approximately 65% and 17% of total international revenues of $1.58 billion were generated in Europe and Canada, respectively.

        The separation of former Viacom Inc. ("Former Viacom") into two publicly traded entities, CBS Corp. and new Viacom Inc. ("Viacom Inc."), was completed on December 31, 2005 (the "Separation"). The Separation was accomplished pursuant to a merger in which a subsidiary of Former Viacom was merged with and into Former Viacom, with Former Viacom continuing as the surviving entity. On December 31, 2005, Former Viacom was renamed "CBS Corporation" and each outstanding share of Former Viacom class A common stock was converted into the right to receive .5 of a share of CBS Corp. class A common stock, $0.001 par value ("Class A Common Stock"), and .5 of a share of Viacom Inc. class A common stock and each outstanding share of Former Viacom class B common stock was converted into the right to receive .5 of a share of CBS Corp. class B common stock, $0.001 par value ("Class B Common Stock"), and .5 of a share of Viacom Inc. class B common stock. As a result of the one share for .5 share conversion, all Former Viacom share and per share data have been adjusted for prior year periods presented, unless otherwise indicated. The results of Viacom Inc. have been presented as discontinued operations for the years ended December 31, 2005 and 2004.

        In February 2007, the Company entered into an agreement to sell seven of its television stations to Cerberus Capital Management, L.P. and an agreement with Liberty Media Corporation to exchange the stock of a subsidiary of the Company, which holds two television stations and cash, for shares of Class B Common Stock held by Liberty. In June 2006, the Company completed the sale of Paramount Parks to Cedar Fair L.P. for $1.24 billion in cash. Paramount Parks is presented as discontinued operations for all periods presented. During 2006, the Company entered into agreements to sell 39 radio stations in 10 of its smaller markets. As of February 15, 2007, 15 of these stations have been sold and the remaining transactions are subject to customary closing conditions, including regulatory and other approvals. In

January 2006, the Company completed the acquisition of CSTV Networks, Inc., a cable network and online digital sports media company devoted to college athletics, for approximately $325 million comprised of 10.2 million shares of the Company's Class B Common Stock and $52 million in cash.

        As new technologies for delivering content and services evolve, the Company continues to pursue opportunities to distribute content to consumers through various platforms, including the Internet, mobile devices and video-on-demand. The Company is focused on utilizing interactive features to deepen and broaden its relationship with audiences. The Company has entered into various arrangements to extend the reach of its news, entertainment and other program content across a number of products and platforms with leading Internet, cable and mobile wireless companies, among others.

        The Company competes with many different entities and media in various markets worldwide. In addition to competition in each of its businesses, the Company competes for opportunities in the entertainment business with other diversified international entertainment companies such as The Walt Disney Company, NBC Universal, Inc., News Corporation, Time Warner Inc. and Clear Channel Communications.

        As of February 15, 2007, National Amusements, Inc. ("NAI"), a closely held corporation that owns and operates approximately 1,500 movie screens in the U.S., the United Kingdom ("U.K."), South America and Russia and manages 21 movie screens in the U.S. and the U.K., beneficially owned Class A Common Stock of the Company representing approximately 76% of the voting power of all classes of the Company's Common Stock, and approximately 11% of the Company's Class A Common Stock and Class B Common Stock on a combined basis. Owners of the Company's Class A Common Stock are entitled to one vote per share. The Company's Class B Common Stock does not have voting rights. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Sumner M. Redstone, the controlling shareholder of NAI, is the Executive Chairman of the Board of Directors and Founder of the Company.

        The Company was organized in Delaware in 1986. The Company's principal offices are located at 51 W. 52nd Street, New York, New York 10019. Its telephone number is (212) 975-4321 and its Web site address is www.cbscorporation.com.

CBS CORP. BUSINESS SEGMENTS

        Television (66%, 66% and 67% of the Company's consolidated revenues in 2006, 2005 and 2004, respectively)

        The Television segment consists of CBS Television, comprised of the CBS Network, the Company's 40 owned broadcast television stations (10 of which are subject to sale agreements) and CBS Paramount Network Television and CBS Television Distribution, the Company's television production and syndication operations; Showtime Networks, its premium subscription television program services; and CSTV, its cable network and online digital media business devoted to college athletics.

        Television Network.    The CBS Network through CBS Entertainment™, CBS News® and CBS Sports® distributes a comprehensive schedule of news and public affairs broadcasts, sports and entertainment programming, and feature films to more than 200 domestic affiliates reaching throughout the U.S., including 21 of the Company's owned and operated television stations, and to affiliated stations in certain U.S. territories. The CBS Network primarily derives revenues from the sales of advertising time for its network broadcasts.

        CBS Entertainment is responsible for acquiring or developing and scheduling the entertainment programming presented on the CBS Network, which includes primetime comedy and drama series, reality-based programming, made-for-television movies and miniseries, theatrical films, specials, children's programs, daytime dramas, game shows and late-night programs. CBS News operates a worldwide news organization, providing the CBS Network and the CBS Radio Network™ with regularly scheduled news and public affairs broadcasts, including 60 Minutes, CBS Evening News with Katie Couric and The Early Show, as well as special reports. CBS News Productions, the off-network production company created by CBS News, produces programming for domestic and international outlets, including the CBS Network, cable television, home video, audio-book and in-flight markets, as well as schools and libraries. CBS News also provides CBS Newspath®, a television news syndication service that offers daily news coverage, sports highlights and news features to CBS Network affiliates and other subscribers worldwide. CBS Sports broadcasts include The NFL Today, certain NCAA championships, including the Final Four, golf, including the Masters Tournament and the PGA Championship, the U.S. Open Tennis Championships, regular-season college football and basketball line-ups on network television, in addition to the NFL's American Football Conference regular season schedule, the Postseason Divisional Playoff games and the AFC championship game. In November 2004, CBS Sports entered into a six-year rights extension with the NFL to broadcast the AFC beginning in 2006 and including two Super Bowls. Extending its franchises, CBS Sports has the marketing rights for the 2003-2013 NCAA Championships, including coordination of licensing, merchandising, related multimedia and television, and other related business opportunities. CBS Home Entertainment licenses home video rights and CBS Consumer Products licenses merchandising rights.

        The CW, a new broadcast network and 50/50 joint venture with Warner Bros. Entertainment, was launched in Fall 2006. As a result, the Company's network, UPN, ceased broadcasting its network schedule at the conclusion of the 2005/2006 broadcast season. The CW's programming includes America's Top Model and Everybody Hates Chris. Eleven of the Company's owned television stations are affiliates of The CW.

        Through CBS Interactive, the Internet sites associated with CBS Entertainment (CBS.com, including innertube, a broadband channel launched in May 2006, which features series created for the Internet and streamed CBS series), CBS News (CBSNews.com), CBS Sports (CBSSportsLine.com), and entertainment news (TheShowBuzz.com) are combined to provide key platforms for promotion, as well as exposure to the brands of these divisions to the broadband Internet audience while creating new revenue streams primarily through advertising, online consumer products, such as fantasy sports leagues and video-on-demand. In September 2006, viewers could watch new and returning CBS primetime and other programming on the Company's ad-supported broadband channel, cbs.innertube.com, the day following initial broadcast on CBS Network. The four sites leverage the content of the CBS Network on the Internet and on other emerging media platforms, including wireless, video-on-demand and interactive television. In 2006, these sites and the CBS Sportsline Network sites, collectively, received approximately 7.9 billion pageviews and attracted an average audience of approximately 21.7 million U.S. monthly unique visitors according to Nielsen/NetRatings. The Company's Internet sites for the Television segment, including CSTV.com, generally derive revenue from a combination of advertising and sponsorships, subscription services and e-commerce.

        CBS Network news, entertainment and other program content is also available through various arrangements including: broadband video and text news programming from CBSNews.com to the AOL News channel; CBS' primetime and classic television programs available in the Google Video Store; certain video news segments and program clips distributed for Verizon Wireless V CAST mobile phones and other mobile phone subscribers; and seven of CBS Network's top-rated primetime series on Comcast's On Demand video service. During 2006, certain games of the 2006 NCAA® Division I Men's Basketball Championship were streamed as they were broadcast by CBS Sports on NCAA® March Madness On Demand™, an on-demand streaming service. In October 2006, the Company's CBS Network, Showtime Networks and CSTV began providing programming clips to YouTube, Inc. pursuant to a content and advertising partnership in which the Company and YouTube share advertising revenue. In June 2006, certain of CBS Network's primetime programming became available, including CSI programs, on Apple's iTunes Music Store.

        Television Stations.    The Company owns 40 broadcast television stations through its CBS Television Stations group (10 of which are subject to sale agreements), all of which operate under licenses granted by the Federal Communications Commission ("FCC") pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The licenses are renewable every eight years. The Company's television stations are located in the 7 largest, and 15 of the top 20, television markets in the U.S. The Company owns multiple television stations within the same designated market area ("DMA") in 10 major markets. These multiple station markets are: Los Angeles (market #2), Philadelphia (market #4), San Francisco-Oakland-San Jose (market #5), Dallas-Fort Worth (market #6), Boston (market #7), Detroit (market #11), Miami-Ft. Lauderdale (market #16), Sacramento-Stockton-Modesto (market #20), Pittsburgh (market #22) and West Palm Beach (market #38). This network of television stations enables the Company to reach a wide audience within and across geographically diverse markets in the U.S. The stations produce news and broadcast public affairs, sports and other programming to serve their local markets and offer CBS, The CW or MyNetwork TV programming and syndicated programming. Substantially all of the Company's television stations currently operate Web sites, which promote the stations' programming, and provide news, information and entertainment, as well as other services. Since October 2006, pursuant to an exclusive video syndication arrangement, local news video from 18 of the Company's television stations has been available on Yahoo!. CBS and Yahoo! share revenue from advertising sold adjacent to CBS stations' content on the site.

        The Company's owned and operated television stations reach approximately 42% of all U.S. television households and approximately 38% of U.S. television households as measured by the FCC's television national audience reach limitation under which a VHF television station is deemed to reach 100% of the television households in its market and a UHF television station is deemed to reach 50% of the television households in its market. The FCC's ownership rules limit the Company's national audience reach to 39% of all U.S. television households. (See "CBS Corp. Business Segments—Regulation—Broadcasting—Ownership Regulation").

Television Stations

        The table below sets forth the broadcast television stations owned by the Company as of February 27, 2007.

Station and Metropolitan Area Served(1)	Market Rank(2)	Type/Channel	Network Affiliation
WCBS-TV New York, NY	1	VHF/2	CBS
KCAL-TV Los Angeles, CA	2	VHF/9	Independent
KCBS-TV Los Angeles, CA	2	VHF/2	CBS
WBBM-TV Chicago, IL	3	VHF/2	CBS
KYW-TV Philadelphia, PA	4	VHF/3	CBS
WPSG-TV Philadelphia, PA	4	UHF/57	The CW
KPIX-TV San Francisco-Oakland-San Jose, CA	5	VHF/5	CBS
KBCW-TV San Francisco-Oakland-San Jose, CA	5	UHF/44	The CW
KTVT-TV Dallas-Fort Worth, TX	6	VHF/11	CBS
KTXA-TV Dallas-Fort Worth, TX	6	UHF/21	Independent
WBZ-TV Boston, MA	7	VHF/4	CBS
WSBK-TV Boston, MA	7	UHF/38	Independent
WUPA-TV Atlanta, GA	9	UHF/69	The CW

Station and Metropolitan Area Served(1)	Market Rank(2)	Type/Channel	Network Affiliation
WKBD-TV Detroit, MI	11	UHF/50	The CW
WWJ-TV Detroit, MI	11	UHF/62	CBS
WTOG-TV Tampa-St. Petersburg-Sarasota, FL	12	UHF/44	The CW
KSTW-TV Seattle-Tacoma, WA	14	VHF/11	The CW
WCCO-TV Minneapolis-St. Paul, MN	15	VHF/4	CBS
Satellites:
KCCO-TV(3) Alexandria, MN			CBS
KCCW-TV(4) Walker, MN			CBS
WFOR-TV Miami-Ft. Lauderdale, FL	16	VHF/4	CBS
WBFS-TV Miami-Ft. Lauderdale, FL	16	UHF/33	MyNetwork TV
KCNC-TV Denver, CO	18	VHF/4	CBS
KOVR-TV Sacramento-Stockton-Modesto, CA	20	VHF/13	CBS
KMAX-TV Sacramento-Stockton-Modesto, CA	20	UHF/31	The CW
KDKA-TV Pittsburgh, PA	22	VHF/2	CBS
WPCW-TV Pittsburgh, PA	22	UHF/19	The CW
WJZ-TV Baltimore, MD	24	VHF/13	CBS
WBXI-CA(5) Indianapolis, IN	25	UHF/47	MTV/TR3S
KUTV-TV(6) Salt Lake City, UT	35	VHF/2	CBS
Satellite:
KUSG-TV(6)(7) St. George, UT			CBS
WTVX-TV(6) West Palm Beach-Ft. Pierce, FL	38	UHF/34	The CW
WWHB-CA(6)(8) West Palm Beach-Ft. Pierce, FL	38	UHF/48	Azteca (Spanish Language)
WTCN-CA(6)(9) West Palm Beach-Ft. Pierce, FL	38	UHF/43	MyNetwork TV
WGNT-TV Norfolk-Portsmouth-Newport News, VA	42	UHF/27	The CW
WLWC-TV(6) Providence, RI-New Bedford, MA	51	UHF/28	The CW
KEYE-TV(6) Austin, TX	52	UHF/42	CBS
WBXN-CA(10)(11) New Orleans, LA	54	UHF/18	Simulcast of WUPL-TV

WFRV-TV(12) Green Bay-Appleton, WI	69	VHF/5	CBS
Satellite:
WJMN-TV(12)(13) Escanaba, MI	178		CBS

(1)
Metropolitan Area Served is Nielsen Media Research's DMA.
(2)
Market Rankings based on Nielsen Station Index—DMA Market and Demographic Rank, September 2006.
(3)
KCCO-TV is operated as a satellite station of WCCO-TV.
(4)
KCCW-TV is operated as a satellite station of WCCO-TV.
(5)
WBXI-CA is a Class A low power television station. Class A low power television stations do not implicate the FCC's ownership rules.
(6)
The Company has entered into an agreement to sell KUTV-TV, KUSG-TV, WTVX-TV, WWHB-CA, WTCN-CA, WLWC-TV and KEYE-TV.
(7)
KUSG-TV is operated as a satellite station of KUTV-TV.
(8)
WWHB-CA is a Class A low power television station. Class A low power television stations do not implicate the FCC's ownership rules.
(9)
WTCN-CA is a Class A low power television station. Class A low power television stations do not implicate the FCC's ownership rules.
(10)
The Company has entered into an agreement to sell WBXN-CA. Until the closing, WBXN-CA will continue to simulcast WUPL-TV, a New Orleans television station sold by the Company on February 26, 2007.
(11)
WBXN-CA is a Class A low power television station. Class A low power television stations do not implicate the FCC's ownership rules.
(12)
The Company has entered into an agreement to sell WFRV-TV and WJMN-TV.
(13)
WJMN-TV is operated as a satellite station of WFRV-TV.

        Television Production and Syndication.    The Company, through CBS Paramount Network Television and CBS Television Distribution (including King World Productions, CBS Paramount Domestic Television and CBS Paramount International Television), produces, acquires and/or distributes programming worldwide, including series, specials, news, public affairs and made-for-television movies. Such programming is produced primarily for broadcast on network television, exhibition on basic cable and premium subscription services or for first-run syndication. First-run syndication is programming exhibited on television stations without prior exhibition on a network or cable service. The Company also distributes off-network syndicated programming, which is programming exhibited on television stations or cable networks following its exhibition on a network, basic cable network or premium subscription service.

        Programming that was produced or co-produced by the Company's production group and is broadcast on network television includes, among others, CSI: Crime Scene Investigation (CBS) and Medium (NBC). Generally, a network will license a specified number of episodes for broadcast on the network in the U.S. during a license period. Remaining distribution rights, including foreign and/or off-network syndication rights, are typically retained by the Company or, in the case of co-productions, distribution rights are shared with the co-producer for U.S. or foreign markets. The network license fee for a series episode is normally lower than the costs of producing each series episode; however, the Company's objective is to recoup its costs and earn a profit through domestic syndication of episodes after their network runs and/or by licensing international exhibitions of the episodes. International sales are generally made within one year of U.S. network runs. Generally, a series must have a network run of at least three or four years to be successfully sold in domestic syndication. In off-network syndication, the Company distributes series such as Everybody Loves Raymond, CSI, Medium, Survivor and America's Next Top Model as well as a library of older television programs. The Company also produces and/or distributes first-run syndicated series such as Jeopardy!, Entertainment Tonight, The Oprah Winfrey Show, Dr. Phil, Rachael Ray and Judge Judy. The Company also distributes syndicated programming internationally.

        License fees for completed television programming in syndication and on cable are recorded as revenues in the period that the products are available for exhibition, which, among other reasons, may cause substantial fluctuation in the Television segment's operating results. Unrecognized revenues attributable to such license agreements were approximately $675.5 million and $788.1 million at December 31, 2006 and December 31, 2005, respectively.

        Showtime Networks.    Showtime Networks owns and operates three commercial-free, premium subscription television program services in the U.S.: Showtime, offering recently released theatrical feature films, original series, original motion pictures, documentaries, boxing, mixed martial arts, concerts and other special events; The Movie Channel™, offering recently released theatrical feature films and related programming; and Flix®, offering theatrical feature films primarily from the 70s, 80s and 90s, as well as selected other titles. At December 31, 2006, Showtime, The Movie Channel and Flix, in the aggregate, had approximately 49.2 million subscriptions in the U.S., certain U.S. territories and Bermuda.

        Showtime Networks also owns and operates several multiplexed channels of Showtime and The Movie Channel in the U.S. which offer additional and varied programming choices. In addition, Showtime Networks transmits high definition television feeds of Showtime and The Movie Channel and also makes versions of Showtime, The Movie Channel and Flix available "on demand," enabling subscribers to watch selected individual programs at their convenience. Showtime Networks also provides special events, such as high-profile boxing matches, to licensees on a pay-per-view basis through Showtime PPV®. In the fourth quarter of 2006, Showtime Networks entered into an agreement with Pro Elite, Inc. that provides mixed martial arts events for exhibition on Showtime and possible pay-per-view distribution. Showtime Networks also operates the Web site SHO.com which promotes Showtime, The Movie Channel and Flix programming, and provides information and entertainment and other services.

        Showtime Networks derives revenue principally from the license of its program services to cable television operators, direct-to-home ("DTH") satellite operators, telephone companies and other distributors. The costs of acquiring premium television rights to programming and producing original series are the principal expenses of Showtime Networks. Showtime Networks enters into commitments to acquire rights, with an emphasis on acquiring exclusive rights for Showtime and The Movie Channel, from major or independent motion picture producers and other distributors typically covering the U.S. and Bermuda for varying durations. For example, Showtime Networks has the exclusive U.S. premium subscription television rights for certain exhibition windows relating to Paramount Pictures' feature films initially theatrically released in the U.S. through December 2007. Showtime Networks also arranges for the development, production and acquisition of original programs, series, documentaries and motion pictures. Showtime Networks' original series include Dexter, Brotherhood, The L Word, Sleeper Cell and Weeds, among others. Showtime Networks has entered into and may from time to time enter into co-financing, co-production and/or co-distribution arrangements with other parties to reduce the net cost to Showtime Networks for its original programming. In addition, Showtime Networks derives distribution revenue from the rights it retains in certain of its original programming. For example, in 2006, Showtime Networks entered into licenses with television networks in various foreign territories for exhibition of certain original series, as well as electronic sell-through arrangements with several Internet distributors for certain Showtime programming, including the iTunes Music Store and Movielink, among others.

        Showtime Networks is also a manager and 37% owner of Sundance Channel®, a venture among Showtime Networks, an affiliate of Robert Redford and NBC Universal, Inc. Sundance Channel is a subscription television program service in the U.S., dedicated to independent film, featuring original programming, American independent films, documentaries, foreign and classic art films, shorts and animation, with an emphasis on recently released titles. Showtime Networks owns 90% of and manages Smithsonian Networks, a venture with Smithsonian Institution. This venture expects to launch a linear and on-demand program service in 2007, to be branded with the Smithsonian name, and featuring programs of a cultural, historical, scientific and educational nature. Showtime Networks also owns 80% of, and provides management services to, On Broadband Networks LLC, a venture with Broadband Libraries, LLC. This venture will create, market and distribute a broadband service consisting of games, related content, merchandise and other software, which service will be branded with each distributor's own brand or label. Finally, the Company owns 85% of OurChart.com LLC, a venture with the creator and executive producer of The L Word. In January 2007, this venture launched OurChart.com, a Web site which will have social networking and e-commerce components and feature elements from multiple sources, including The L Word. Showtime Networks provides a variety of services to this venture pursuant to a services agreement.

        CSTV.    CSTV Networks, Inc., a cable network and online digital media business devoted to college athletics, was acquired by the Company in January 2006. CSTV includes a full-time program service featuring events from approximately 30 men's and women's college sports, with approximately 20 million subscribers as of February 1, 2007, as well as CSTV Online, Inc., with approximately 215 affiliated college athletic Web sites. In addition, CSTV.com, which supports the related cable program service and online properties, and the college athletic Web sites reached approximately 8.3 million U.S. monthly unique visitors in November 2006, according to Nielsen/NetRatings. In September 2006, the mtn: MountainWest Sports Network was launched. Each of CSTV and Comcast Corporation owns a 50% interest in the mtn, which exhibits Mountain West Conference athletics and is available to U.S. cable and satellite providers.

Television Competition

        Television Network.    The television broadcast environment is highly competitive. The principal methods of competition in broadcast television are the development and acquisition of popular programming and the development of audience interest through programming and promotion, in order to sell advertising at profitable rates. Broadcast networks like CBS compete for audience, advertising revenues and programming with other broadcast networks such as ABC, FOX, NBC and MyNetwork TV, independent television stations, cable program services as well as other media, including DVDs, print and the Internet. In addition, the CBS Network competes with the other broadcast networks to secure affiliations with independently owned television stations in markets across the country, which are necessary to ensure the effective distribution of network programming to a nationwide audience. According to Nielsen Media Research, for the broadcast television primetime daypart for the period September 18, 2006 to February 11, 2007, the CBS Network secured the #1 position for total viewers and for key adult viewers ages 25-54 and 18-49.

        Television Stations.    Television stations compete for programming, on-air talent, audiences and advertising revenues with other stations and cable networks in their respective coverage areas and, in some cases, with respect to programming, with other station groups, and, in the case of advertising revenues, with other local and national media. The owned and operated television stations' competitive position is largely influenced by the quality of the syndicated programs and local news programs in time periods not programmed by the network; the strength of the CBS Network and, in particular, the viewership of the CBS Network in the time period immediately prior to the late evening news; and in some cases, by the quality of the broadcast signal.

        In connection with the conversion to digital television broadcasting, current and future technological and regulatory developments may affect competition within the television marketplace. (See "CBS Corp. Business Segments—Regulation—Broadcasting").

        Television Production and Syndication.    As a producer and distributor of programming, the Company competes with studios, television production groups, and independent producers and syndicators such as Disney, Sony, NBC Universal, Warner Bros. and Fox to produce and sell programming both domestically and overseas. The Company also competes to obtain creative talent and story properties which are essential to the success of all of the Company's entertainment businesses.

        Showtime Networks.    Showtime Networks primarily competes with other providers of premium subscription television program services in the U.S.: Home Box Office, Inc. and Starz Entertainment

Group, L.L.C. Competition among premium subscription television program services in the U.S. is primarily dependent on: (i) the production, acquisition and packaging of original series, original motion pictures and other original programs and the acquisition and packaging of an adequate number of recently released theatrical motion pictures; and (ii) the offering of prices, marketing and advertising support and other incentives to cable operators, DTH satellite operators and other distributors for carriage so as to favorably position and package Showtime Networks' premium subscription television program services to subscribers. Home Box Office, Inc. is the dominant company in the U.S. premium subscription television category, offering two premium subscription television program services, HBO and Cinemax. Showtime Networks competes with Home Box Office, Inc. and has a significantly smaller share of the premium subscription television category. Starz Entertainment Group, L.L.C. owns Starz!, another premium subscription television program service, which features recently released theatrical motion pictures and competes with Showtime Networks' and Home Box Office, Inc.'s premium program services. Showtime Networks also competes for programming, distribution and/or audiences with broadcast television, basic cable program services and other media, including DVDs, portable devices and the Internet.

        The terms and favorable renewal of agreements with distributors for the distribution of the Company's subscription television program services are important to the Company. Consolidation among multichannel video programming distributors makes it more difficult to reach favorable terms and could have an adverse effect on revenues.

        CSTV.    CSTV's television programming service principally competes with other sports-oriented cable programming services for cable and satellite distribution and related revenue, for viewership and for advertising revenue. Consolidation among cable operators has made it more difficult for newer channels to secure broad distribution. In addition, the largest cable providers have created sports tiers for newer sports programming services which have not, in many cases, achieved significant subscriber penetration or acceptance. CSTV's television service also competes with other sports programming services in acquiring the television and broadband rights to sporting events, resulting in increased rights fees and increased production expenses. CSTV Online operates cstv.com and serves as the exclusive Web site service provider to many university athletic departments and other college sports-related organizations. CSTV Online competes with other sports-based Web sites and sports information sources for users, subscribers to its packages of streamed events and site sponsors. In addition, it competes with several other Web site service providers which serve the same market; as a result, CSTV Online may incur increased expenses to maintain its network of university affiliates.

        Radio (14%, 15% and 15% of the Company's consolidated revenues in 2006, 2005 and 2004, respectively)

        The Company's radio broadcasting business operates through CBS Radio, which owns and operates 144 radio stations serving 31 U.S. markets as of February 15, 2007. CBS Radio also owns 20 radio stations, which are subject to sale agreements and are operated by the purchasers of such stations pursuant to local marketing agreements until the closings of these sales. CBS Radio is one of the largest operators of radio stations in the U.S. Approximately 97% of the Company's owned and operated radio stations are located in the 50 largest U.S. radio markets and approximately 72% in the 25 largest U.S. radio markets. The Company's strategy generally is to operate radio stations in the largest markets, acquire radio stations in the most attractive growth markets and take advantage of the Company's ability to sell advertising across multiple markets and formats. During 2006, the Company entered into agreements to sell 39 radio stations in 10 of its smaller markets. As of February 15, 2007, 15 of these stations have been sold and the remaining transactions are subject to customary closing conditions, including regulatory and other approvals. The Company believes that it is favorably impacted by offering radio, television and outdoor advertising platforms in large markets. The "Radio Stations, Television Stations and Outdoor Advertising Displays" table below includes information with respect to the Company's radio stations in the top 25 U.S. radio markets.

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

        During 2006, CBS Radio changed morning show programming at 27 of its radio stations. Certain of those stations have been rebranded as "Free FM™," a talk radio format that features new on-air talent. In addition, CBS Radio features the "Jack" format on 9 of its stations. "Jack" is a highly music-intensive format with an expansive playlist.

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

        The Company also owns the CBS Radio Network, which is managed by Westwood One, Inc. At December 31, 2006, the Company owned approximately 19% of the common stock of Westwood One, Inc., which it manages pursuant to a management agreement which has a term running to March 31, 2009. Westwood One is a leading producer and distributor of syndicated and network radio programming in the U.S. and distributes syndicated and network radio programming, including traffic and weather information, to many of the Company's radio stations as well as to the Company's competitors. Westwood One does not own or operate radio stations.

        CBS Radio is extending its station brands online, through efforts that include streaming, mobile phones, podcasting and developing radio station Web sites. For example, approximately 117 CBS Radio stations throughout the U.S. are streamed online, including such top brands as 1010 WINS and WFAN-AM, each in New York, and KROQ-FM in Los Angeles; 25 CBS Radio stations allow listeners to participate in promotions and contests via text messages on their mobile phones through CBS Radio's partnership with Vibes Media Radio; and three of CBS Radio's top sports stations are available via mSpot Sports on select Sprint mobile phones.

        Radio Competition.    The Company's radio stations directly compete within their respective markets for audience, advertising revenues and programming with other radio stations, including those owned by other group owners such as ABC Radio, Clear Channel Communications, Cox Radio, Emmis Communications, Entercom and Radio One. The Company's radio stations also compete with other media, such as broadcast, cable and DTH satellite television, radio, newspapers, magazines, the Internet and direct mail.

        The radio industry is also subject to competition from two satellite-delivered audio programming services, Sirius Satellite Radio and XM Satellite Radio, each providing over 170 channels of pay digital audio services. Sirius and XM sell advertising time on some of their channels and compete with the radio industry for programming. In February 2007, these two companies announced plans to merge, subject to regulatory approvals.

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

        The radio broadcast industry is converting from analog to digital broadcasts. Currently, approximately 1,200 radio stations are broadcasting in the U.S. using digital technology. The Company has joined other broadcast radio groups to form the HD Digital Alliance Association (the "Digital Alliance"), which is committed to accelerate the conversion of over 2,000 additional AM and FM stations to digital radio technology over the next several years, including the conversion of approximately 131 of the Company's radio stations, 79 of which had been converted as of February 1, 2007. Members of the Digital Alliance have also agreed to provide two digital audio broadcasts on each of their radio stations. One will be a digital rebroadcast of the station's analog signal and the other will be used to offer a broad range of unique commercial-free programming. The Digital Alliance plans to market digital radio technology to receiver manufacturers, electronics retailers and automobile manufacturers, and will publicize the availability of digital radio with promotional messages to be aired on its members' stations. Implementing its agreement with the Digital Alliance, CBS Radio has announced a line-up of multicast programming for over 60 of its radio stations in 17 markets. The Company believes that digital transmissions will provide listeners with improved sound quality and should facilitate the convergence of radio with other digital media. It is too early to predict the full effect that the conversion to digital will have on the Company's radio businesses or on competition generally.

        Aggregate spot advertising sales revenues for the Company's radio stations for 2006 in each of the top five U.S. markets by metro area population were ranked either #1 or #2, according to the 2006 Market Total Spot Performance Summary of Miller, Kaplan, Arase & Co., LLP (for the New York, Los Angeles, Chicago, San Francisco and Dallas-Fort Worth markets).

Radio Stations, Television Stations and Outdoor Advertising Displays

        The following table sets forth information with regard to the Company's radio stations, television stations and outdoor advertising displays as of February 15, 2007 in the top 25 U.S. radio markets:

	Radio			Television			Outdoor
Market and Market Rank(1)	Stations	AM/FM	Format	Stations	Type/ Channel	Network Affiliation	Display Type
New York, NY	WCBS-FM	FM	Adult Hits ("Jack")	WCBS-TV	VHF/2	CBS	Bus, Subways,
	WCBS	AM	News				Billboards, Bulletins,
#1—Radio	WFAN	AM	Sports				Walls, Trestles,
#1—Television	WINS	AM	News				"Spectacular
	WWFS	FM	Adult Contemporary				Signage," Mall
	WFNY	FM	Talk ("Free FM")				Posters
Los Angeles, CA	KCBS-FM	FM	Adult Hits ("Jack")	KCAL-TV	VHF/9	Independent	Bus, Bus Shelters,
	KFWB	AM	News	KCBS-TV	VHF/2	CBS	Rail, Kiosks,
#2—Radio	KLSX	FM	Talk ("Free FM")				Bulletins, Walls,
#2—Television	KNX	AM	News				Posters, Mall Posters
	KROQ-FM	FM	Alternative Rock
	KRTH-FM	FM	Classic Hits
	KTWV	FM	Smooth Jazz
Chicago, IL	WBBM-FM	FM	Rhythmic Contemporary Hit Radio	WBBM-TV	VHF/2	CBS	Bus, Bus Shelters, Rail, Bulletins,
#3—Radio	WBBM	AM	News				Posters, Mall Posters,
#3—Television	WCKG	FM	Talk ("Free FM")				Walls, Digital
	WJMK	FM	Adult Hits ("Jack")				Billboards
	WSCR	AM	Sports
	WUSN	FM	Country
	WXRT-FM	FM	Adult Album Alternative
San Francisco, CA	KCBS	AM	News	KPIX-TV	VHF/5	CBS	Bus, Bus Shelters,
	KFRC-FM	FM	Rhythmic AC ("Movin")	KBCW-TV	UHF/44	The CW	Rail, Cable Cars,
#4—Radio	KITS	FM	Alternative Rock				Bulletins, Walls,
#5—Television	KLLC	FM	Hot Adult Contemporary				Posters, Mall Posters
	KYCY	AM	Talk (Podcasting)
	KIFR	FM	Talk ("Free FM")

	Radio			Television			Outdoor
Market and Market Rank(1)	Stations	AM/FM	Format	Stations	Type/ Channel	Network Affiliation	Display Type
Dallas-Fort Worth, TX	KLUV-FM	FM	Classic Hits	KTVT-TV	VHF/11	CBS	Walls, Bulletins, Mall
	KMVK	FM	Rhythmic AC ("Movin")	KTXA-TV	UHF/21	Independent	Posters, Kiosks
#5—Radio	KJKK	FM	Adult Hits ("Jack")
#6—Television	KRLD	AM	News/Talk
	KVIL	FM	Adult Contemporary
	KLLI	FM	Talk ("Free FM")
Houston, TX	KHJZ-FM	FM	Smooth Jazz				Bulletins, Mall
	KIKK	AM	Talk				Posters
#6—Radio	KILT-FM	FM	Country
#10—Television	KILT	AM	Sports
Philadelphia, PA	KYW	AM	News	KYW-TV	VHF/3	CBS	Bus Shelters, Rail,
	WIP	AM	Sports	WPSG-TV	UHF/57	The CW	Bulletins, Mall
#7—Radio	WOGL	FM	Classic Hits				Posters
#4—Television	WPHT	AM	Talk
	WYSP	FM	Talk ("Free FM")/Active Rock
Washington, D.C.	WTGB	FM	Adult Album Alternative				Bus, Rail, Mall
#8—Radio	WLZL	FM	Spanish-Tropical				Posters, Walls
#8—Television	WJFK-FM	FM	Talk ("Free FM")
	WPGC-FM	FM	Urban
	WPGC	AM	Gospel
Atlanta, GA	WAOK	AM	Black News/Talk	WUPA-TV	UHF/69	The CW	Bus, Bus Shelters,
	WVEE	FM	Urban Contemporary				Rail, Bulletins,
#9—Radio	WZGC	FM	Adult Album Alternative				Posters, Mall Posters
#9—Television
Detroit, MI	WKRK-FM	FM	Talk ("Free FM")	WKBD-TV	UHF/50	The CW	Bus, Bulletins,
	WOMC	FM	Classic Hits	WWJ-TV	UHF/62	CBS	Posters, Mall Posters
#10—Radio	WVMV	FM	Smooth Jazz
#11—Television	WWJ	AM	News
	WXYT	AM	Sports
	WYCD	FM	Country
Boston, MA	WBCN	FM	Rock/Alternative	WBZ-TV	VHF/4	CBS	Bulletins
	WBMX	FM	Hot Adult Contemporary	WSBK-TV	UHF/38	Independent
#11—Radio	WBZ	AM	News
#7—Television	WODS	FM	Classic Hits
	WZLX	FM	Classic Rock
Miami-Ft. Lauderdale, FL				WFOR-TV	VHF/4	CBS	Bulletins, Bus, Rail,
				WBFS-TV	UHF/33	My Network TV	Mall Posters, Kiosks, Bus Shelters
#12—Radio
#16—Television
Puerto Rico							Bulletins, Posters
#13—Radio
Seattle-Tacoma, WA	KBKS-FM	FM	Contemporary Hit Radio	KSTW-TV	VHF/11	The CW	Bulletins, Posters,
	KMPS-FM	FM	Country				Mall Posters
#14—Radio	KPTK	AM	Progressive Talk
#14—Television	KJAQ-FM	FM	Classic Hits ("Jack")
	KZOK-FM	FM	Classic Rock
Phoenix, AZ	KOOL-FM	FM	Classic Hits				Bus Shelters,
	KZON	FM	Talk ("Free FM")				Bulletins, Posters,
#15—Radio	KMLE	FM	Country				Mall Posters,
#13—Television							Benches, Walls
Minneapolis, MN	WCCO	AM	News/Talk/Sports	WCCO-TV	VHF/4	CBS	Bulletins, Mall
	WLTE	FM	Adult Contemporary	KCCO-TV	Satellite	CBS	Posters, Bus Shelters
#16—Radio	KZJK	FM	Adult Hits ("Jack")	KCCW-TV	Satellite	CBS
#15—Television
San Diego, CA	KSCF	FM	Talk ("Free FM")				Bus Shelters,
	KYXY	FM	Adult Contemporary				Bulletins, Posters,
#17—Radio							Mall Posters
#27—Television
Nassau-Suffolk, NY(2)							Bulletins
#18—Radio
Tampa-St. Petersburg, FL	WLLD	FM	Rhythmic Contemporary Hit Radio	WTOG-TV	UHF/44	The CW	Bulletins, Mall Posters
#19—Radio	WQYK-FM	FM	Country
#12—Television	WQYK	AM	Sports
	WYUU	FM	Spanish
	WRBQ-FM	FM	Classic Hits
	WSJT	FM	Smooth Jazz

St. Louis, MO	KEZK-FM	FM	Adult Contemporary				Bulletins, Posters,
	KMOX	AM	News/Talk				Mall Posters
#20—Radio	KYKY	FM	Hot Adult Contemporary
#21—Television
Baltimore, MD	WJFK	AM	Sports	WJZ-TV	VHF/13	CBS	Mall Posters, Bus
	WLIF	FM	Soft Adult Contemporary				Shelters
#21—Radio	WQSR	FM	Adult Hits ("Jack")
#24—Television	WWMX	FM	Hot Adult Contemporary
	WHFS	FM	Talk ("Free FM")
Denver, CO	KWLI	FM	Country	KCNC-TV	VHF/4	CBS	Bus Shelters,
	KIMN	FM	Hot Adult Contemporary				Bulletins, Posters,
#22—Radio	KXKL-FM	FM	Classic Hits				Mall Posters
#18—Television
Portland, OR	KVMX	FM	Rhythmic AC ("Movin")				Bulletins, Mall
	KINK	FM	Adult Album Alternative				Posters, Posters
#23—Radio	KLTH	FM	Classic Hits
#23—Television	KUFO-FM	FM	Active Rock
	KUPL-FM	FM	Country
	KCMD	AM	Comedy
Pittsburgh, PA	KDKA	AM	News/Talk	KDKA-TV	VHF/2	CBS	Bulletins, Mall
	WRKZ	FM	Rock	WPCW-TV	UHF/19	The CW	Posters
#24—Radio	WDSY-FM	FM	Country
#22—Television	WZPT	FM	Hot Adult Contemporary
Riverside, CA	KFRG	FM	Country
	KVFG	FM	Country
#25—Radio	KRAK	AM	Adult Standards
	KXFG	FM	Country

(1)
Radio market rank based on Fall 2006 Radio Market Ranking as provided by Arbitron Inc. Television market rank based on Nielsen Station Index—DMA Market and Demographic Rank, September 2006.

(2)
Sub-market of New York City. The Company's New York City radio and television stations serve Nassau-Suffolk.

        Outdoor (15%, 14% and 13% of the Company's consolidated revenues in 2006, 2005 and 2004, respectively)

        The Company sells, through its Outdoor businesses, advertising space on various media, including billboards, transit shelters, buses, rail systems (in-car, station platform and terminal), mall kiosks, masts and stadium signage. It has outdoor advertising operations in more than 100 markets in North America, including all 50 of the largest metropolitan markets in the U.S., 19 of the 20 largest metropolitan markets in Canada and all 45 of the largest metropolitan markets in Mexico. Additionally, Outdoor has the exclusive rights to manage advertising space on approximately 87% of the total bus fleet in the U.K. and has a variety of outdoor advertising displays in the Netherlands, France, Italy, the Republic of Ireland, Spain and China. The Company operates its Outdoor businesses through CBS Outdoor in the U.S., Canada and Europe and through Vendor in Mexico. The "Radio Stations, Television Stations and Outdoor Advertising Displays" table above includes information with regard to the Company's outdoor advertising properties in the top 25 U.S. radio markets.

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

        Outdoor generally operates in the billboard, transit and street furniture advertising markets. Outdoor primarily operates two types of billboard advertising displays, commonly referred to as "bulletins" and

"posters." Billboard space is generally sold for periods ranging from 4 weeks to 12 months. Billboards are generally mounted on structures owned by Outdoor located on leased real property. Lease agreements are negotiated with both public and private landowners for varying terms ranging from month-to-month to year-to-year and can be for terms of 10 years or longer, and many provide for renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. New technologies for outdoor advertising displays, such as changeable message displays and digital billboards using light-emitting diode and liquid crystal display technology, continue to evolve. The Company keeps apprised of and has adopted such new technologies as they evolve and mature. For example, Outdoor is utilizing digital technology containing moving images in the London Underground and New York City subways.

        Transit advertising includes advertising on or in transit systems, including the interiors and exteriors of buses, trains and trams and at rail stations. Transit advertising contracts are negotiated with public transit authorities and private transit operators and generally provide for payment to the transit authority of a percentage of the revenues, a fixed payment, or the greater of a percentage of the revenues or a fixed payment. Where revenues are lower than anticipated, the minimum amount required to be paid to a transit authority may exceed, or be a high percentage of, the advertising revenues received by Outdoor under that advertising contract. In July 2006, Outdoor reached an 8.5 year agreement to sell advertising on the London Underground. During 2006, Outdoor's contracts terminated with the City of New York for bus shelters, and with the New York City Metropolitan Transportation Authority to handle display advertising on buses, commuter rail cars and in Metro-North and Long Island Railroad stations.

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

        Outdoor's business strategy involves expanding its presence in major selected markets, to grow its revenues and cash flow by being a leading provider of out-of-home advertising services in the markets it serves, controlling costs, developing and entering into new markets and using advanced technologies to build greater awareness and promote tactical advertising. In addition, the Company purchases outdoor advertising assets within its existing markets or in contiguous markets. The Company believes that there will be continuing opportunities for implementing its acquisition and development strategies given the outdoor advertising industry's fragmentation. This is particularly true in the international markets where there are opportunities for Outdoor to increase profitability both from acquiring additional assets in or near its existing operations and from future acquisitions in new markets.

        Outdoor Competition.    The outdoor advertising industry is fragmented, consisting of several large companies involved in outdoor advertising such as Clear Channel Outdoor Holdings Inc., JC Decaux S.A., Cemusa Inc. and Lamar Advertising Company as well as hundreds of smaller and local companies operating a limited number of display faces in a single or a few local markets. The Company also competes with other media, including broadcast and cable television, radio, print media, the Internet and direct mail marketers, within their respective markets. In addition, it competes with a wide variety of out-of-home media, including advertising in shopping centers, airports, movie theaters, supermarkets and taxis. Advertisers compare relative costs of available media and cost-per-thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, the outdoor advertising industry relies on its relative cost efficiency and its ability to reach a broad segment in a specific market or to target a particular geographic area or population with a particular demographic within that market. The Company keeps apprised of the evolution of new technologies in the industry. As new technologies such as digital billboards prove desirable to Outdoor's customers and deliver appropriate returns on investment, the Company's costs could increase.

        The Company believes that its strong emphasis in sales and customer service and its position as a leading provider of advertising services in each of its primary markets as well as its international inventory enables it to compete effectively with the other outdoor advertising companies, as well as other media, within those markets.

        Publishing    (6%, 5% and 5% of the Company's consolidated revenues in 2006, 2005 and 2004, respectively)

        The Publishing segment consists of Simon & Schuster, which publishes and distributes consumer books in the U.S. and internationally.

        Simon & Schuster publishes and distributes adult and children's consumer books in printed, audio and digital formats in the U.S. and internationally. Simon & Schuster's major adult imprints include Simon & Schuster, Pocket Books, Scribner and Free Press. Simon & Schuster's major children's imprints include Simon Spotlight®, Aladdin Paperbacks® and Simon & Schuster Books For Young Readers™. Simon & Schuster also develops special imprints and publishes titles based on CBS Network's and Showtime Networks' products as well as that of third parties and distributes products for other publishers. Simon & Schuster distributes its products directly and through third parties. Simon & Schuster also delivers content and promotes its products on Internet sites linked to individual titles. International publishing includes the international distribution of English-language titles through Simon & Schuster UK, Simon & Schuster Canada and Simon & Schuster Australia and other distributors, as well as the publication of local titles by Simon & Schuster UK.

        In 2006, Simon & Schuster published 111 titles that were New York Times bestsellers, including 16 New York Times #1 bestsellers. Best-selling titles in 2006 include YOU: On A Diet by Michael F. Roizen, M.D. and Mehmet C. Oz, M.D., State of Denial by Bob Woodward and Lisey's Story by Stephen King. Bestselling children's titles from Simon & Schuster include Pirates by John Matthews and Our 50 States by Lynne Cheney. Simon & Schuster Digital™, through SimonSays.com, publishes original content, builds reader communities and promotes and sells Simon & Schuster's books over the Internet.

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

        Publishing Competition.    The consumer publishing business is highly competitive and has been affected over the years by consolidation trends. Significant mergers have occurred among the leading consumer publishers. Warehouse clubs and book superstores remain significant factors in the industry contributing to the general trend toward consolidation in the retail channel. There have also been a number of mergers completed in the distribution channel. The Company must compete with other larger publishers such as Random House, Penguin Group and Harper Collins for the rights to works by authors. Competition is particularly strong for well-known authors and public personalities.

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

  Intellectual Property

        Laws affecting intellectual property are of significant importance to the Company. (See "Intellectual Property" on page I-23).

        Copyright Law and Content.    In the U.S., the copyright term for authored works is the life of the author plus 70 years. For works made-for-hire, the copyright term is the shorter of 95 years from the first publication or 120 years from creation.

        Unauthorized Distribution and Piracy.    Unauthorized distribution of copyrighted material over the Internet without regard to content owners' copyright rights in television programming and clips, such as through file "sharing" and peer-to-peer services, is a threat to copyright owners' ability to protect and exploit their property. The Company is engaged in enforcement and other activities to protect its intellectual property and has participated in various litigations, educational and public relations programs and legislative activity. In addition to these efforts, the Company is exploring possibilities for commercial arrangements with various online providers to further protect and exploit its content.

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

        Under the Communications Act, the FCC also regulates certain aspects of the operation of cable and DTH satellite systems and certain other electronic media that compete with broadcast stations.

        Indecency Regulation.    The FCC's rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent or profane material because of the vagueness of the FCC's definition of indecent material, coupled with the spontaneity of live programming. The FCC in the last several years has stepped up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation proceedings against broadcast licensees for "serious" indecency violations. Legislation has also been enacted by Congress that increases the penalties for broadcasting indecent programming to a maximum of $325,000 per indecent utterance, and, in the past, legislation has been introduced that would potentially increase the exposure of broadcasters to license revocation, renewal or qualifications proceedings in the event that they broadcast indecent material. In 2004, the FCC notified the Company of apparent liability for a $550,000 forfeiture relating to the broadcast of the Super Bowl half-time show by the Company's CBS television stations. The FCC had also previously initiated enforcement proceedings in response to allegations that several of the Company's radio stations had broadcast indecent material. In November 2004, the Company entered into a Consent Decree with the FCC pursuant to which all of these proceedings, other than the Super Bowl proceeding, were dismissed with prejudice and the Company agreed to make a voluntary contribution to the U.S. Treasury in the amount of $3.5 million, which has been paid. The Consent Decree also obligated the Company to provide training with respect to FCC indecency regulation to programming-related personnel at its broadcast television and radio operations and to implement other measures to reduce the risk of broadcasting indecent material. Since the Company and the FCC entered into the Consent Decree, additional complaints have been filed with the FCC alleging indecency violations at some of the Company's radio and television stations and the FCC has issued numerous Letters of Inquiry requesting information about such matters. On March 15, 2006, the FCC released three decisions relating to indecency complaints against the CBS Network and certain of the Company's television stations. In the first order, the FCC ruled on the Super Bowl proceeding and ordered the Company to pay a forfeiture of $550,000, which was paid under protest so that the Company could bring an appeal. The Company has appealed the Super Bowl decision in the U.S. Court of Appeals for the Third Circuit. In the second order, the FCC notified certain of the Company's television stations and certain affiliates of the CBS Network of apparent liability for forfeitures relating to a broadcast of the program Without a Trace. The FCC proposed to assess a forfeiture of $32,500 against each of these stations, totaling $260,000 for the Company's owned stations. The Company is contesting the FCC decision and the proposed forfeitures. In the third order, as part of an omnibus indecency order, the FCC ruled that a broadcast of The Early Show was indecent, but declined to issue a forfeiture. That decision and others are the subject of a petition for review filed in the U.S. Court of Appeals for the Second Circuit by the Company, as well as the other broadcast networks and their affiliate associations. The U.S. Court of Appeals for the Second Circuit remanded the matter to the FCC and, on November 6, 2006, the FCC issued a decision reversing the part of its decision that found The Early Show broadcast to be indecent. However, the FCC affirmed its findings that fleeting and isolated utterances broadcast on another network are indecent, and the case continues to be litigated by the parties. The parties are awaiting a decision. Some policymakers support the extension of the indecency rules that are applicable to over-the-air broadcasters to cover cable and satellite programming and/or attempts to increase enforcement of or otherwise expand existing laws and rules. If such an extension, increase in enforcement or other expansion took place and were found to be constitutional, some of the Company's cable content could be subject to additional regulation and might not be able to attract the same subscription and viewership levels.

        License Renewals.    Radio and television broadcast licenses are granted for a term of eight years. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity and, with respect to the station, there have been no serious violations by the licensee of either the Communications Act or the FCC's rules and regulations and there have been no other violations by the licensee of the Communications Act or the FCC's rules and regulations that, taken together, constitute a pattern of abuse. The Company has a number of pending renewal applications, 13 of which have been opposed by third parties, and will file renewal applications for its New York and Pennsylvania television station licenses in 2007.

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

        In 2003, the FCC completed a comprehensive review of all of its broadcast ownership rules (the "Omnibus Ownership Review"), including the local radio ownership rule, the local television ownership rule, the television national audience reach limitation, the dual network rule, the newspaper-broadcast cross-ownership rule and the radio-television cross-ownership rule, and adopted revised rules. Under the new rules, the Company would have been permitted to expand its television and radio station holdings in a number of markets. Several parties, however, appealed the FCC's decision to the U.S. Court of Appeals for the Third Circuit. In January 2004, Congress passed legislation establishing a national television audience reach limitation of 39%. This legislation superseded the FCC's decision in the Omnibus Ownership Review to raise the limitation to 45%. In June 2004, the U.S. Court of Appeals for the Third Circuit remanded most of the other revised rules to the FCC for additional justification or modification, including new cross-media limits the FCC had established and certain revisions to the local radio and television ownership rules. Pending the U.S. Court of Appeals for the Third Circuit's subsequent review of the FCC's future decision on remand, a stay of the new broadcast ownership rules, except for the new local radio ownership rules, will remain in effect. The U.S. Supreme Court declined to accept review of the case. On July 24, 2006, the FCC initiated a proceeding in response to the remand order, which seeks to address the issues raised by the Court's opinion.

        The FCC's ownership rules, as currently in effect, and the new rules that remain subject to the court's stay, are briefly summarized below.

          Local Radio Ownership.    The FCC's new local radio ownership rule is not subject to the U.S. Court of Appeals for the Third Circuit's stay and applies in all markets where the Company owns radio stations. Under that rule, one party may own up to eight radio stations in the largest markets, no more than five of which may be either AM or FM. With a few exceptions, the rule permits the common ownership of 8 radio stations in the top 50 markets, where CBS Radio has significant holdings. In the Omnibus Ownership Review, the FCC changed its method of defining local radio markets and counting the number of stations in a particular market, but not the numeric limits. As a result of the change in the method used for defining and counting the number of stations in a local radio market, the Company's radio portfolio exceeds the FCC's numerical limit in two markets, Baltimore and West Palm Beach. While the new rule does not require the divestiture of any existing radio ownership combinations, the Company is not permitted to transfer its radio portfolios in those two markets intact, except to qualified small businesses.

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

          Radio-Television Cross-Ownership Rule.    The radio-television cross-ownership rule as currently in effect limits the common ownership of radio and television stations in the same market. The numeric limit varies according to the number of independent media voices in the market. The Company owns a combination of radio and television stations in the Los Angeles market in excess of the limit currently in effect. The Company has an application pending before the FCC which, if granted, would bring the Company into compliance with the rule.

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

          Attribution of Ownership.    Under the FCC's attribution rules, a direct or indirect purchaser of various types of securities of an entity which holds FCC licenses, such as the Company, could violate the foregoing FCC ownership regulations or policies if that purchaser owned or acquired an "attributable" interest in other media properties. Under the FCC's rules, an "attributable" interest for purposes of the FCC's broadcast ownership rules generally includes: equity and debt interests which combined exceed 33% of a licensee's total assets, if the interest holder supplies more than 15% of the licensee's total weekly programming, or has an attributable same-market media interest, whether television, radio, cable or newspaper; a 5% or greater direct or indirect voting stock interest, including certain interests held in trust, unless the holder is a qualified passive investor in which case the threshold is a 20% or greater voting stock interest; any equity interest in a limited liability company or a partnership, including a limited partnership, unless properly "insulated" from management activities; and any position as an officer or director of a licensee or of its direct or indirect parent. The FCC is currently reviewing its single majority voting shareholder attribution exemption which renders as non-attributable voting interests up to 49% in a licensee controlled by a single majority voting shareholder. Because the Company and Viacom Inc. have the same single majority voting shareholder, the business of each company is attributable to the other for certain FCC purposes, which may have the effect of limiting the activities or strategic business alternatives available to the Company. (See Item 1A. Risk Factors—"The Businesses of the Company and Viacom Inc. Will Be Attributable to the Other Company for Certain Regulatory Purposes").

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

        As part of the nationwide transition from analog to digital broadcasting, all full power commercial television stations are required to transmit a digital signal 100% of the time they are transmitting an analog signal. All of the Company's full power television stations have commenced digital broadcasting, except for the Company's The CW-affiliated station in the Pittsburgh market, which has a pending application for digital authorization.

        Congress has passed a law setting February 17, 2009 as the date that U.S. full power television broadcasters must cease transmitting analog television signals. The law sets aside $1.5 billion in subsidies to help consumers obtain converter boxes that will allow analog television sets to receive digital broadcasts. The Company has incurred considerable costs in the conversion to digital television and is unable to predict the effect of the cessation of analog broadcasting and the extent or timing of consumer demand for digital television services and the resulting impact on the Company's viewership.

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

        Children's Television Programming.    Federal legislation and FCC rules limit the amount and content of commercial matter that may be shown on television stations during programming designed for children 12 years of age and younger, and require stations to broadcast on their main program stream three hours per week of educational and informational programming ("E/I programming") designed for children 16 years of age and younger. Effective as of January 2, 2007, FCC rules impose E/I programming requirements on each additional digital multicast program stream transmitted by television stations, with the requirement increasing in proportion to the additional hours of free programming offered on multicast channels. These rules also limit the display during children's programming of Internet addresses of Web sites that contain or link to commercial material or that use program characters to sell products.

        Program Access.    Under the Communications Act, vertically integrated cable programmers (more fully described below) are generally prohibited from offering different prices, terms or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the FCC's regulations. The FCC's "program access" rules also limit the ability of a vertically integrated cable programmer to enter into exclusive distribution arrangements with cable operators. A cable programmer is considered to be vertically integrated under the FCC's program access attribution rules if it owns or is owned by a cable operator in whole or in part. Cable operators for this purpose may include telephone companies that provide video programming directly to subscribers. The Company's wholly owned program services are not currently subject to the program access rules. The Company's flexibility to negotiate the most favorable terms available for carriage of these services and its ability to offer cable operators exclusive programming could be adversely affected if it were to become subject to the program access rules. Certain actions of the Company with respect to program access rules are addressed under the terms of a separation agreement, which is filed as an exhibit to this report (the "Separation Agreement"), between the Company and Viacom Inc. (See Item 1A. Risk Factors—"The Separation Agreement Prohibits the Company from Engaging in Certain Types of Businesses").

        Digital Radio.    For a number of years, the FCC has been developing rules that would permit existing AM and FM radio broadcast stations to broadcast digitally in order both to improve sound quality and to provide spectrum for enhanced data services to complement the existing programming service and provide new business opportunities for radio broadcasters, including multicasting opportunities. In 2002, the FCC authorized FM radio stations (on a full-time basis) and AM radio stations (on a daytime only basis) to broadcast digital signals using excess spectrum in the same channel used for analog transmissions. The FCC is still developing final rules for the conversion of radio stations to digital, and has not mandated use of the technology or established any timetable for conversion to digital. Despite the lack of such a mandate, the Company has recently committed to converting 131 of its radio stations to digital broadcasting technology over the next several years, 79 of which had been converted at December 31, 2006. CBS Radio and other broadcasters have formed the Digital Alliance and have made commitments that will result in over 2,000 AM and FM stations converting to digital technology nationwide, including in the top 100 radio markets.

        Payola.    The Attorney General of the State of New York has been conducting an investigation of record companies, radio stations and independent record promoters relating to the promotion and selection of music on radio stations, principally to determine whether radio stations have received undisclosed payments which were tied to their decisions on what songs to play, a practice commonly referred to as "payola." The Attorney General has entered into a settlement agreement with CBS Radio pursuant to which CBS did not admit to any violation of any law or regulation, but agreed to implement certain business reforms. CBS Radio also agreed to make a $2.0 million payment to Rockefeller Philanthropy Advisors in connection with the settlement. The Attorney General has also entered into settlements with the major record labels and with one other major radio company. The FCC, based on information provided to it by the Attorney General, has also initiated a "payola" investigation and CBS Radio is in the process of providing further information which the FCC has requested pursuant to a Letter of Inquiry.

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

        Under U.S. law, principally the Highway Beautification Act of 1965 (the "HBA"), outdoor advertising is controlled on primary and interstate highways built with federal financial assistance. As a condition to federal highway assistance, the HBA requires states to restrict billboards on such highways to commercial and industrial areas, and imposes certain additional size, spacing and other requirements associated with the installation and operation of billboards. Outdoor is not aware of any states which have passed laws and adopted regulations which are less restrictive than the federal requirements, including the obligation on the part of the billboard owner to remove, at the owner's expense and without compensation, any non-grandfathered signs on such highways that do not comply with such requirements. Outdoor does not believe that the number of its billboards that may be subject to removal under these regulations is material. No state in which Outdoor operates has banned billboards, but some have adopted standards more restrictive than the federal requirements. Municipal and county governments generally also have sign controls as part of their zoning laws and building codes. Some state and local governments prohibit construction of new billboards and some allow new construction only to replace existing structures, although most allow construction of billboards subject to restrictions on zoning, size, spacing, height and type of construction. In some cases, the construction of new billboards or the relocation or modification of existing billboards is prohibited. A number of cities including New York City, Los Angeles, Philadelphia and Miami have implemented or initiated legislative billboard controls, including imposing taxes, fees and/or registration requirements in an effort to decrease or restrict the number of outdoor signs and/or to raise revenue. The Company contests such laws and regulations that it believes unlawfully restrict its constitutional or other legal rights and may adversely impact the growth of its outdoor advertising business.

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

INTELLECTUAL PROPERTY

        The Company creates, owns and distributes intellectual property worldwide. It is the Company's practice to protect its television and radio products, characters, publications and other original and acquired works and audiovisual works made for online and wireless exploitation. The following logos, trade names, trademarks and related trademark families are among those strongly identified with the product lines they represent and are significant assets of the Company: CBS®, CBS Entertainment™, CBS News®, CBS Sports®, CBS Radio™, Showtime®, The Movie Channel™, Flix®, CBS Outdoor™, King World®, Spelling Television®, Entertainment Tonight®, Star Trek®, Simon & Schuster®, Pocket Books®, CSTV College Sports Television®, CBS Sportsline™, CBS Interactive™ and all the call letters for the Company's television and radio stations. As a result, domestic and foreign laws protecting intellectual property rights are important to the Company and the Company actively enforces its intellectual property rights against infringements.

EMPLOYEES

        At December 31, 2006, the Company employed approximately 23,654 people including full-time and part-time salaried employees.

FINANCIAL INFORMATION ABOUT SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

        Financial and other information by segment and relating to foreign and domestic operations for each of the last three years ending December 31 is set forth in Note 16 to the Consolidated Financial Statements.

AVAILABLE INFORMATION

        CBS Corp. makes available free of charge on or through the Investor Relations section of its Web site, www.cbscorporation.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through the Company's Web site as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. On June 22, 2006, the Company submitted to the New York Stock Exchange the Annual CEO Certification required by Section 303A 12(a) of the New York Stock Exchange Listing Manual. The Company filed with the Securities and Exchange Commission the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31(a) and 31(b) to its Annual Report on Form 10-K for the year ended December 31, 2005.

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

Failure by the Company to Obtain, Create and Retain the Rights in Popular Programming Could Adversely Affect the Company's Revenues

Operating results from the Company's programming businesses fluctuate primarily with the acceptance of such programming by the public, which is difficult to predict. The Company's revenue from its television and radio business is therefore partially dependent on the Company's continued ability to anticipate and adapt to changes in consumer tastes and behavior on a timely basis. Moreover, the Company derives a meaningful portion of its revenues from the exploitation of its extensive library of television programming. Generally, a television series must have a network run of at least three or four years to be successfully sold in domestic syndication. If the content of its television programming library ceases to be widely accepted by audiences or is not continuously replenished with popular content, the Company's revenues could be adversely affected. The Company obtains a significant portion of its popular programming from third parties. For example, some of CBS Network's most widely viewed broadcasts, including the NCAA Division 1 Men's Basketball Championship, golf's Masters Tournament and PGA Championship, and NFL games, are made available based upon programming rights of varying duration that the Company has negotiated with third parties. In addition, Showtime Networks enters into commitments to acquire rights to certain programming for Showtime, The Movie Channel and FLIX from motion picture producers and other suppliers for varying durations, and CBS Radio acquires the broadcast rights to syndicated shows and to various programs, such as sports events from third parties. Competition for popular programming that is licensed from third parties is intense, and the Company may be outbid by its competitors for the rights to new, popular programming or in connection with the renewal of popular programming currently licensed by the Company. The Company's failure to obtain or retain rights to popular content could adversely affect the Company's revenues.

Any Decrease in Popularity of the Programming for Which the Company Has Incurred Significant Commitments Could Have an Adverse Effect on Its Profitability

Programming and talent commitments of the Company, estimated to aggregate approximately $13.61 billion as of December 31, 2006, primarily included $8.83 billion for the acquisition of sports programming rights, $3.33 billion relating to television, radio and film production and acquisitions and $961.6 million for talent contracts. A majority of such fees are payable over several years, as part of the normal course of business. A shortfall, now or in the future, in the expected popularity of the sports events for which the Company has acquired rights, or in the television and radio programming the Company expects to air, could lead to decreased profitability or losses for a significant period of time.

The Company's Operating Results Are Subject to Seasonal Variations

The Company's business has experienced and is expected to continue to experience seasonality due to, among other things, seasonal advertising patterns and seasonal influences on people's viewing, reading and listening habits. Typically, the Company's revenue from advertising increases in the fourth quarter and Simon & Schuster generates a substantial portion of its revenues in the fourth quarter. In addition, advertising revenues in even-numbered years benefit from advertising placed by candidates for political offices. The effects of such seasonality make it difficult to estimate future operating results based on the previous results of any specific quarter and may adversely affect operating results.

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

The Company Must Respond to Rapid Changes in Technology, Content Creation, Services and Standards in Order to Remain Competitive

Video, telecommunications, radio and data services technologies used in the entertainment industry are changing rapidly. Advances in technologies or alternative methods of product delivery or storage, or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage, could have a negative effect on the Company's businesses. Examples of such advances in technologies include video-on-demand, satellite radio, new video and electronic book formats, user-generated content sites, Internet and mobile distribution of video content, streaming and downloading from the Internet and digital outdoor displays. For example, devices that allow users to view or listen to television or radio programs on a time-delayed basis and technologies that enable users to fast-forward or skip advertisements, such as DVRs and portable digital devices, may cause changes in consumer behavior that could affect the attractiveness of the Company's offerings to advertisers and could therefore adversely affect its revenues. Also, the growing acceptance of user-generated content sites may adversely impact the Company's businesses. In addition, further increases in the use of portable digital devices which allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect the Company's radio and television broadcasting advertising and subscription revenues. Cable providers and DTH satellite operators are developing new techniques that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television marketplace into more specialized niche audiences. More television options increase competition for viewers and competitors targeting programming to narrowly defined audiences may gain an advantage over the Company for television advertising and subscription revenues. The ability to anticipate and adapt to changes in technology on a timely basis and exploit new sources of revenue from these changes will affect the Company's ability to continue to grow and increase its revenue.

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

Changes in U.S. Communications Laws or Other Regulations May Have an Adverse Effect on the Company's Business

The television and radio broadcasting and distribution industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television and radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. For example, the Company is required to obtain licenses from the FCC to operate its radio and television stations. The Company cannot assure you that the FCC will approve its future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company's licenses could have a material adverse effect on the Company's revenues. The Company must also comply with extensive FCC regulations and policies in the ownership and operation of its television and radio stations and its television networks. FCC regulations prohibit the ownership of more than one of the top four networks, ABC, CBS, FOX and NBC, and limit the number of television and radio stations that a licensee can own in a market and the number of television stations that can be owned nationwide, which could restrict the Company's ability to consummate future transactions and in certain circumstances could require it to divest some television or radio stations. As part of the nationwide transition from analog to digital broadcasting, the Company's full power television stations are required to transmit a digital signal 100% of the time they are transmitting an analog signal. This requirement increases the Company's operating costs. At the end of the analog-to-digital period, which is scheduled to occur in February 2009, these television stations will be required to cease analog transmissions. The Company is unable to predict the extent to which consumers will acquire digital television receivers or digital conversion devices for analog television receivers and the effect of the cessation of analog broadcasting on viewership. In addition, the Company is unable to predict the extent or timing of consumer demand for digital television services and the resulting impact on the Company's viewership. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company's radio and television properties. For example, from time to time, proposals have been advanced in the U.S. Congress and at the FCC to require radio and television broadcast stations to provide advertising time to political candidates for free or at a reduced charge. Any restrictions on political advertising may adversely affect the Company's advertising revenues. In addition, some policymakers maintain that cable operators should be required to offer a la carte programming to subscribers on a network by network basis or "family friendly" programming tiers. The FCC issued a report finding that consumers would benefit if cable operators were required to offer programming on an a la carte basis because of greater choice and the opportunity to lower bills. Unbundling packages of program services may increase both competition for carriage on distribution platforms and marketing expenses, which could adversely affect the Company's cable networks' results of operations. Changes to the media ownership and other FCC rules may affect the competitive landscape in ways that could increase the competition faced by the Company. Proposals have also been advanced from time to time before the U.S. Congress and the FCC to extend the program access rules (currently applicable only to those cable program services which also own or are owned by cable distribution systems) to all cable program services. The Company's ability to obtain the most favorable terms available for its content could be adversely affected should such an extension be enacted into law. In addition, changes in international laws may have an adverse impact on the Company's international businesses. The Company is unable to predict the effect that any such laws, regulations or policies may have on its operations.

Vigorous Enforcement or Enhancement of FCC Indecency and Other Program Content Rules Against the Broadcast and Cable Industries Could Have an Adverse Effect on the Company's Businesses and Results of Operations

The FCC's rules prohibit the broadcast of obscene material at any time and indecent or profane material on television or radio broadcast stations between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC's definition of indecent material, coupled with the spontaneity of live programming. The FCC vigorously enforces its indecency rules against the broadcasting industry. The FCC has indicated that it is stepping up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation proceedings against broadcast licensees for "serious" indecency violations. The FCC has found on a number of occasions that the content of radio and television broadcasts has contained indecent material. In such instances, the FCC issued fines or advisory warnings to the offending licensees. Moreover, the FCC has in some instances imposed separate fines for each allegedly indecent "utterance," in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation. In addition, legislation has been enacted by the U.S. Congress which significantly increases the fines for broadcasting indecent material to a maximum of $325,000 per utterance, although the FCC has not yet implemented that legislation. If the FCC denied a license renewal or revoked the license for one of the Company's broadcast radio or television stations, the Company would lose its authority to operate the station. The determination of whether content is indecent is inherently subjective and, as such, it can be difficult to predict whether particular content could violate indecency standards. The difficulty in predicting whether individual programs, words or phrases may violate the FCC's indecency rules adds significant uncertainty to the Company's ability to comply with the rules. Violation of the indecency rules could lead to sanctions which may adversely affect the Company's businesses and results of operations. Legislation has been introduced by the U.S. Congress in the past which would (i) specify that all indecency violations are "serious" violations for license renewal purposes and (ii) mandate an evidentiary hearing to consider revocation of a station's license or construction permit of any station that has had three indecency violations, whether or not "serious," during its license term. Some policymakers also support the extension of the indecency rules that are applicable to over-the-air broadcasters to cover cable and satellite programming and/or attempts to increase enforcement of or otherwise expand existing laws and rules. If such an extension, attempt to increase enforcement or other expansion took place and were found to be constitutional, some of the Company's cable content could be subject to additional regulation and might not be able to attract the same subscription and viewership levels.

The Loss of Affiliation Agreements or Retransmission Agreements Could Materially Adversely Affect the Company's Results of Operations

The CBS Network provides its affiliates with up to 98 hours of programming per week. In return, the CBS Network's affiliated stations broadcast network-inserted commercials during that programming. Loss of network affiliation agreements of the CBS Network could adversely affect the Company's results of operations by reducing the reach of the Company's programming and therefore its attractiveness to advertisers, and renewal on less favorable terms may also adversely affect the Company's results of operations. The non-renewal or termination of retransmission agreements with distributors such as Comcast Corporation, Time Warner Cable, a division of Time Warner Inc., DIRECTV Holdings LLC, or EchoStar Communications Corporation or continued distribution on less favorable terms, could also adversely affect the Company's ability to distribute its network programming to a nationwide audience and affect the Company's ability to sell advertising, which could have a material adverse effect on the Company's results of operations. Showtime Networks and the CSTV cable network are also dependent upon the maintenance of affiliation agreements with cable and DTH satellite operators, and there can be no assurance that these affiliation agreements will be renewed in the future on terms acceptable to such programmers. The loss of one or more of these arrangements would reduce the distribution of Showtime Networks' and CSTV's program services and reduce revenues from subscriber fees and advertising, as applicable. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscriber fees. In addition, consolidation among cable and DTH satellite operators and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these providers and could adversely affect the Company's ability to maintain or obtain distribution for its network programming or distribution and/or marketing of its subscription program services on favorable or commercially reasonable terms, or at all.

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

The Company Could Suffer Losses Due to Asset Impairment Charges for Goodwill, Intangible Assets, FCC Licenses and Programming

In accordance with SFAS 142, the Company will test goodwill and intangible assets, including broadcast licenses, for impairment during the fourth quarter of each year, and on an interim date should factors or indicators become apparent that would require an interim test. A downward revision in the fair value of a reporting unit or intangible assets could result in an impairment under SFAS 142 and a non-cash charge would be required. Any significant shortfall, now or in the future, in the expected popularity of the programming for which the Company has acquired rights could lead to a downward revision in the fair value of such assets. Any such charge could have a material adverse effect on the Company's reported net earnings.

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

NAI, Through Its Voting Control of the Company, Is in a Position to Control Actions that Require Stockholder Approval

NAI, through its beneficial ownership of the Company's Class A Common Stock, has voting control of the Company. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as Executive Chairman of the Company's Board of Directors, and Ms. Shari Redstone, the president and a director of NAI, serves as Vice Chair of the Company's Board of Directors. In addition, Mr. David R. Andelman is a director of NAI and serves as a director of the Company. NAI is in a position to control the outcome of corporate actions that require stockholder approval, including the election of directors and transactions involving a change of control. Other stockholders are unable to affect the outcome of the corporate actions of the Company for so long as NAI retains voting control.

Many Factors May Cause the Stock Price of the Company's Class A Common Stock and Class B Common Stock to Fluctuate

The stock price of Class A Common Stock and Class B Common Stock may fluctuate significantly as a result of many factors. These factors, some or all of which are beyond the Company's control, include:

•
lack of a significant trading history since the Separation;
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

Risks Related to the Separation

The Businesses of the Company and Viacom Inc. Will Be Attributable to the Other Company for Certain Regulatory Purposes

So long as the Company and Viacom Inc. are under common control, each company's businesses, as well as the businesses of any other commonly controlled company, will be attributable to the other company for purposes of certain rules and regulations of the FCC and certain rules regarding political campaign contributions in the U.S., among others potentially. The businesses of one company will continue to be attributable to the other company for certain FCC purposes even after the two companies cease to be commonly controlled, if the two companies share common officers, directors, or attributable stockholders.

As a result, the businesses and conduct of Viacom Inc. may have the effect of limiting the activities or strategic business alternatives available to the Company.

The Separation Agreement Prohibits the Company from Engaging in Certain Types of Businesses

Under the terms of the Separation Agreement entered into between the Company and Viacom Inc. in connection with the Separation, the Company may not make acquisitions, enter into agreements or accept or agree to any condition that purports to bind Viacom Inc. or subjects Viacom Inc. to restrictions it is not otherwise subject to by legal order without Viacom Inc.'s consent. The Company and Viacom Inc. have agreed that prior to the earliest of (1) the fourth anniversary of the Separation, (2) the date on which none of Mr. Redstone, NAI, NAIRI, Inc., a wholly owned subsidiary of NAI, or any of their successors, assigns or transferees are deemed to have interests in both the Company and Viacom Inc. that are attributable under applicable U.S. federal laws and (3) the date on which the other company ceases to own the video programming vendors that it owns as of the Separation, neither of them will own or acquire an interest in a cable television operator if such ownership would subject the other company to U.S. federal laws regulating contractual relationships between video programming vendors and video programming distributors that the other company is not then subject to. These restrictions could limit the strategic business alternatives available to the Company.

The Tax Matters Agreement and the Tax Rules Applicable to the Separation May Restrict the Company's Ability to Engage in Certain Corporate Transactions

In connection with the Separation, the Company and Viacom Inc. entered into a tax matters agreement dated December 30, 2005, which is filed as an exhibit to this report, effective as of the Separation (the "Tax Matters Agreement"). The Tax Matters Agreement provides, among other things, that, depending on the event, Viacom Inc. may have to indemnify the Company, or the Company may have to indemnify Viacom Inc., for some or all of the taxes resulting from the merger and the distribution of Viacom Inc. common stock in the merger if the merger and distribution do not qualify as a tax-free distribution under Sections 355 and 368 of the United States Internal Revenue Code of 1986, as amended (the "Code"). In addition, the current U.S. federal income tax law creates a presumption that the distribution of Viacom Inc. common stock in the merger would be taxable to Former Viacom, but not to its stockholders, if either Viacom Inc. or the Company engages in, or enters into an agreement to engage in, a transaction that would result in a 50% or greater change, by vote or value, in the Company's or Viacom Inc.'s stock ownership during the four-year period that begins two years before the date of the Separation, unless it is established that the transaction was not undertaken pursuant to a plan or series of transactions related to the Separation. The Treasury Regulations currently in effect generally provide that whether such distribution is part of a plan is determined based on all of the facts and circumstances, including, but not limited to, specific factors described in the Treasury Regulations. In addition, the Treasury Regulations provide several "safe harbors" for acquisition transactions that are not considered to be part of a plan. The indemnification obligations set forth in the Tax Matters Agreement and the above-described provisions of the tax law may prevent the Company from entering into transactions which might be advantageous to its stockholders, such as issuing equity securities to satisfy financing needs or acquiring businesses or assets with equity securities, and may make the Company less attractive to a potential acquirer and reduce the possibility that an acquirer will propose or seek to effect certain transactions with the Company.

If the Merger Is Determined to Be Taxable, the Company and Its Stockholders Could Be Subject to a Material Amount of Taxes

Former Viacom received an opinion of Paul, Weiss, Rifkind, Wharton & Garrison LLP and a private letter ruling from the U.S. Internal Revenue Service ("IRS"), in each case, to the effect that, for U.S. federal income tax purposes, the merger and the distribution of Viacom Inc. common stock in the merger qualified as a tax-free distribution under Sections 355 and 368 of the Code and the distribution of the Company's common stock in the merger was also generally tax-free to Former Viacom and its stockholders. In accordance with current IRS ruling policy, the IRS ruling does not address certain significant issues relating to qualification under Section 355 of the Code and, as to those issues, Former Viacom relied on an opinion of counsel. The merger was structured to be tax-free for U.S. federal income tax purposes to Former Viacom stockholders, except with respect to cash received in lieu of fractional shares of CBS Corp. common stock. The merger was also tax-free to the Company for U.S. federal income tax purposes, except with respect to taxes arising out of foreign and other internal restructurings undertaken in connection with the Separation and any "excess loss account" or "intercompany transaction" required to be taken into account by Former Viacom under the Treasury Regulations. The IRS ruling was based on the facts presented and representations made by Former Viacom in the ruling request. Generally, an IRS private letter ruling will not be revoked or modified retroactively unless there was an omission or misstatement of a material fact or a breach of a material representation. If the facts or representations are found to be incorrect or incomplete in a material respect or if the facts at the time of the Separation were materially different from the facts upon which the IRS ruling was based, the Company cannot rely on the IRS ruling. An opinion of counsel is not binding on the IRS or any court and is also based on representations and assumptions included therein. If the factual representations and assumptions were incorrect, the Company cannot rely on the tax opinion. If the merger is determined to be taxable, the Company and its stockholders who received shares of CBS Corp. common stock would be subject to a material amount of taxes. CBS Corp. will not indemnify any individual stockholder for any taxes that may be incurred in connection with the Separation.

In Connection with the Separation, Each Company Will Rely on the Other Company's Performance Under Various Agreements Between the Companies

In connection with the Separation, the Company and Viacom Inc. entered into various agreements, including the Separation Agreement, the Tax Matters Agreement, a transition services agreement pursuant to which the Company and Viacom Inc. have agreed to provide certain specified services to each other following the Separation (the "transition services agreement") and certain related party arrangements pursuant to which the Company and Viacom Inc. will provide services and products to each other from and after the Separation. The Separation Agreement sets forth the allocation of assets, liabilities, rights and obligations of the Company and Viacom Inc. following the Separation, and includes indemnification obligations for such liabilities and obligations. In addition, pursuant to the Tax Matters Agreement, certain income tax liabilities and related responsibilities are allocated between, and indemnification obligations are assumed by, each of the Company and New Viacom. Each company will rely on the other to satisfy its performance and payment obligations under these agreements. Certain of the liabilities to be assumed or indemnified by the Company or Viacom Inc. under these agreements are legal or contractual liabilities of the other company. If Viacom Inc. were to breach or be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification obligations, the Company could suffer operational difficulties or significant losses.

Certain Members of Management, Directors and Stockholders May Face Actual or Potential Conflicts of Interest

The management and directors of the Company own both CBS Corp. common stock and Viacom Inc. common stock, and both the Company and Viacom Inc. are controlled by NAI. Mr. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as Executive Chairman of the Company's Board of Directors and executive chairman of Viacom Inc.'s board of directors. Ms. Redstone, the president and a director of NAI, serves as Vice Chair of the Board of Directors of each of the Company and Viacom Inc. Mr. David R. Andelman is a director of NAI and serves as a director of the Company. This ownership overlap and these common directors could create, or appear to create, potential conflicts of interest when the Company's and Viacom Inc.'s management, directors and controlling stockholder face decisions that could have different implications for the Company and Viacom Inc. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between the Company and Viacom Inc. regarding the terms of the agreements governing the Separation and the relationship between the Company and Viacom Inc. thereafter. These agreements include, among others, the Separation Agreement, the Tax Matters Agreement, the transition services agreement and any commercial agreements between the parties or their affiliates. Potential conflicts of interest could also arise if the Company and Viacom Inc. enter into any commercial arrangements with each other in the future. Each of Mr. Redstone and Ms. Redstone may also face conflicts of interest with regard to the allocation of his or her time between the Company and Viacom Inc. CBS Corp.'s certificate of incorporation contains provisions related to corporate opportunities that may be of interest to both the Company and Viacom Inc. CBS Corp.'s certificate of incorporation provides that in the event that a director, officer or controlling stockholder of the Company who is also a director, officer or controlling stockholder of Viacom Inc. acquires knowledge of a potential corporate opportunity for both the Company and Viacom Inc., such director, officer or controlling stockholder may present such opportunity to the Company or Viacom Inc. or both, as such director, officer or controlling stockholder deems appropriate in his or her sole discretion, and that by doing so such person will have satisfied his or her fiduciary duties to the Company and its stockholders. In addition, CBS Corp.'s certificate of incorporation provides that it renounces any interest in any such opportunity presented to Viacom Inc. These provisions create the possibility that a corporate opportunity of one of such companies may be used for the benefit of the other company.

Item 1B. Unresolved Staff Comments.

        Not applicable.

Item 2. Properties.

        The Company maintains its world headquarters at 51 West 52nd Street, New York, New York, where it owns a building containing approximately 900,000 square feet of office space, of which approximately 340,000 square feet is occupied by the Company, with the balance being leased to third parties. The Company owns the CBS Broadcast Center complex located on approximately 3.7 acres at 524 West 57th Street, New York, New York, which consists of approximately 860,000 square feet of office and studio space. The Company also owns two studio facilities in California: (a) the CBS Studio Center at 4024 Radford Avenue, Studio City, California, located on approximately 40 acres, and (b) CBS Television City at 7800 Beverly Boulevard, Los Angeles, California, located on approximately 25 acres. In connection with the Separation, the Company leases or subleases from Viacom Inc. subsidiaries the following facilities for certain of its operating divisions: (a) office and studio space at 1515 Broadway, New York, New York, (b) office space at 1633 Broadway, New York, New York and (c) office and tape storage space at the Paramount Pictures Studio, 5555 Melrose Avenue, Los Angeles, California. Simon & Schuster leases approximately 290,000 square feet of office space at 1230 Avenue of the Americas, New York, New York, which lease runs to 2014. In December 2006, the Company entered into a lease through 2027 for approximately 80,000 square feet at 345 Hudson Street, New York, New York, for four of its radio stations. The Company and its subsidiaries also own and lease office, studio and warehouse space, broadcast, antenna and satellite transmission facilities and outdoor advertising properties throughout the U.S., Canada and several countries around the world for its businesses. The Company considers its properties adequate for its present needs.

Item 3. Legal Proceedings.

        Shareholder Derivative Lawsuits and Demands.    Two shareholder derivative lawsuits, consolidated as In re Viacom Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions name each member of Former Viacom's Board of Directors, Messrs. Tom Freston and Leslie Moonves (each of whom were executive officers of Former Viacom), and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of Messrs. Redstone, Freston and Moonves was excessive and unwarranted and challenging the independence of certain Former Viacom directors. Mr. Redstone is the Company's Executive Chairman of the Board of Directors and Founder and Mr. Moonves is the Company's President and Chief Executive Officer. Mr. Freston was formerly Viacom Inc.'s President and Chief Executive Officer.

Plaintiffs seek unspecified damages from the members of the Former Viacom Board of Directors for their alleged breach of fiduciary duties, disgorgement of the 2004 compensation paid to the above- named officers of Former Viacom, equitable relief, and attorney fees and expenses. The Company moved to dismiss the complaints and oral argument was heard on February 16, 2006. On June 26, 2006, the court denied the Company's motion to dismiss. The Company's appeal from that decision was argued on January 5, 2007, and the Company is awaiting a decision. The trial court proceedings have been stayed pending the resolution of the Company's appeal. On January 23, 2007, a new shareholder derivative action was filed in New York Supreme Court, which contains allegations similar to those in earlier actions. Any liabilities in this matter adverse to the Company and/or Viacom Inc. will be shared equally between the Company and Viacom Inc. The Company believes that the plaintiffs' positions in these actions are without merit and it intends to vigorously defend itself in the litigation. The Company has received shareholder demands seeking access to books and records of the Company relating to executive compensation paid to Sumner M. Redstone, Tom Freston and Leslie Moonves, accompanied by statements that such demands are in furtherance of an investigation of possible mismanagement, self-dealing and corporate waste by directors and officers of Former Viacom. Another shareholder demand seeking access to books and records relates to the compensation of Sumner M. Redstone and Mel Karmazin (former Chief Operating Officer of Former Viacom). One of the demands also seeks access to books and records of the Company relating to Sumner M. Redstone's acquisition of a controlling interest in Midway Games Inc. The Company intends to comply with all reasonable requests. Under the Separation Agreement between the Company and Viacom Inc., liabilities in connection with executive compensation claims relating to officers of Former Viacom are shared equally by the Company and Viacom Inc.

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

        Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2006, the Company had pending approximately 73,310 asbestos claims, as compared with approximately 101,170 as of December 31, 2005 and approximately 112,140 as of December 31, 2004. Of the claims pending as of December 31, 2006, approximately 49,630 were pending in state courts, 21,020 in federal courts and, additionally, approximately 2,660 were third party claims pending in state courts. During 2006, the Company received approximately 6,470 new claims and closed or moved to an inactive docket approximately 34,330 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

        Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third party claims. The Company's total costs for the years 2006 and 2005 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $5.7 million and $37.2 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

        Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at December 31, 2006. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

EXECUTIVE OFFICERS OF THE COMPANY

        Set forth below is certain information concerning the executive officers of the Company as of March 1, 2007.

Name	Age	Title
Sumner M. Redstone	83	Executive Chairman of the Board of Directors and Founder
Leslie Moonves	57	President and Chief Executive Officer and Director
Anthony G. Ambrosio	46	Executive Vice President, Human Resources and Administration
Louis J. Briskman	58	Executive Vice President and General Counsel
Martin D. Franks	56	Executive Vice President, Planning, Policy and Government Relations
Susan C. Gordon	53	Senior Vice President, Controller and Chief Accounting Officer
Joseph R. Ianniello	39	Senior Vice President, Finance and Treasurer
Richard M. Jones	41	Senior Vice President and General Tax Counsel
Fredric G. Reynolds	56	Executive Vice President and Chief Financial Officer
Gil Schwartz	55	Executive Vice President and Chief Communications Officer
Martin M. Shea	63	Executive Vice President, Investor Relations
Angeline C. Straka	61	Senior Vice President, Deputy General Counsel and Secretary

None of the executive officers of the Company is related to any other executive officer or director by blood, marriage or adoption except that Shari Redstone, Vice Chair of the Board of Directors of the Company, is the daughter of Sumner M. Redstone.

        Mr. Redstone is the Company's Founder and has been Executive Chairman of the Board of the Company since the Separation. He was Chairman of the Board of Former Viacom from 1987 until the

Separation and Chief Executive Officer of Former Viacom since 1996 through the Separation. Mr. Redstone has also served as Chairman of the Board of NAI since 1986 and Chief Executive Officer of NAI since 1967. He served as President of NAI from 1967 through 1999. Mr. Redstone served as the first Chairman of the Board of the National Association of Theatre Owners and is currently a member of its Board, Emeritus. Mr. Redstone has been a frequent lecturer at universities, including Harvard Law School, and was formerly a visiting professor of Brandeis University. Mr. Redstone graduated from Harvard University in 1944 and received a LL.B. from Harvard University School of Law in 1947. Upon graduation, Mr. Redstone served as Law Secretary with the United States Court of Appeals and then as a Special Assistant to the United States Attorney General. Mr. Redstone served in the Military Intelligence Division during World War II. While a student at Harvard, he was selected to join a special intelligence group whose mission was to break Japan's high-level military and diplomatic codes. Mr. Redstone received, among other honors, two commendations from the Military Intelligence Division in recognition of his service, contribution and devotion to duty. He is also a recipient of the Army Commendation Award. Mr. Redstone also serves as Executive Chairman of the Board of Directors of Viacom Inc.

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

        Mr. Ambrosio has been Executive Vice President, Human Resources and Administration of the Company since the Separation. Previously, he served as Co-Executive Vice President, Human Resources of Former Viacom since September 2005 and as Senior Vice President, Human Resources and Administration of the CBS, Infinity and Viacom Outdoor businesses since 2000. Prior to that, Mr. Ambrosio served as Vice President, Corporate Human Resources of the former CBS Corporation from 1999 to 2000, as Vice President, Benefits of the former CBS Corporation from 1995 to November 1999 and as Director, Personnel of the former CBS Corporation in 1995. He joined the former CBS Corporation in 1985 and held various positions in the human resources area since that time.

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

        Mr. Schwartz has been Executive Vice President and Chief Communications Officer of the Company since the Separation. Previously, he was Executive Vice President of CBS Communications Group, which served the Company's broadcast and local television, syndication, radio and outdoor operations, among others, from 2004 until the Separation. He was Senior Vice President, Communications of CBS from 2000 to 2004, and Senior Vice President, Communications of the former CBS Corporation from 1996 to 2000. Mr. Schwartz served as Vice President, Corporate Communications of Westinghouse Broadcasting from 1995 to 1996. Prior to that, Mr. Schwartz served as Vice President, Communications for Westinghouse Broadcasting's Group W Television Stations from 1989 to 1995. Mr. Schwartz joined Westinghouse Broadcasting in 1981.

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

        Ms. Straka has been Senior Vice President, Deputy General Counsel and Secretary of the Company since the Separation. Prior to that, Ms. Straka served as Vice President and Associate General Counsel and Co-Head of the Corporate, Transactions and Securities practice group in the corporate law department of Former Viacom. Prior to joining the Former Viacom corporate law department in February 2001, Ms. Straka served as Senior Vice President, General Counsel and Secretary of Infinity Broadcasting Corporation, then a majority-owned public subsidiary of Former Viacom, from May 2000. Ms. Straka was Vice President, Deputy General Counsel and Secretary of the former CBS Corporation and its predecessor, Westinghouse Electric Corporation, since 1992 and up to the time of the May 2000 merger of Former Viacom and the former CBS Corporation.

PART II

Item 5. Market for CBS Corporation's Common Equity, Related Stockholder Matters and Purchases of Equity Securities.

        The separation of former Viacom Inc. ("Former Viacom") into two publicly traded entities, CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") and new Viacom Inc. ("Viacom Inc."), was completed on December 31, 2005 (the "Separation"). The Separation was accomplished pursuant to a merger in which a subsidiary of Former Viacom was merged with and into Former Viacom, with Former Viacom continuing as the surviving entity. On December 31, 2005, Former Viacom was renamed "CBS Corporation" and each outstanding share of Former Viacom class A common stock was converted into the right to receive .5 of a share of CBS Corporation class A common stock, $0.001 par value ("Class A Common Stock"), and .5 of a share of Viacom Inc. class A common stock and each outstanding share of Former Viacom class B common stock was converted into the right to receive .5 of a share of CBS Corporation class B common stock, $0.001 par value ("Class B Common Stock"), and .5 of a share of Viacom Inc. class B common stock. As a result of the one share for .5 share conversion ("Share Conversion"), all Former Viacom share and per share data have been adjusted for prior year periods presented, unless otherwise indicated. Shares of CBS Corp. commenced trading on the New York Stock Exchange ("NYSE") on January 3, 2006, under the symbols: "CBS.A" (CBS Corporation Class A Common Stock) and "CBS" (CBS Corporation Class B Common Stock).

        There was no established trading market for CBS Corp. Class A and Class B Common Stock prior to its commencement of trading on January 3, 2006. The following table sets forth, for the calendar periods indicated, the per share range of high and low sales prices for CBS Corp.'s Class A Common Stock and Class B Common Stock, as reported on the NYSE.

	Voting Class A Common Stock		Non-Voting Class B Common Stock
	High	Low	High	Low

2006
1st quarter	$27.51	$23.86	$27.45	$23.85
2nd quarter	$27.77	$24.13	$27.24	$24.05
3rd quarter	$29.75	$25.55	$29.78	$25.53
4th quarter	$32.01	$27.72	$32.04	$27.33

        On February 27, 2007, the Company announced a 10% increase to its quarterly cash dividend from $.20 to $.22 per share. The dividend is payable on April 1, 2007, to stockholders of record as of March 7, 2007. CBS Corp. currently expects to continue to pay a regular cash dividend to its stockholders. The Company declared a quarterly cash dividend on its Class A and Class B Common Stock during each of the four quarters of 2006 for a total of $573.2 million. Former Viacom declared a quarterly cash dividend on its common stock during each of the four quarters of 2005 for a total of $440.9 million.

        On February 27, 2007, the Company announced a stock purchase program under which the Company is authorized to purchase $1.5 billion of its Class B Common Stock. The Company expects to effect the buyback through an accelerated share repurchase program during March 2007. During 2006, the Company did not purchase any shares under its $8.0 billion stock purchase program which has remaining authorization of $579.8 million.

        As of February 15, 2007, there were approximately 1,899 record holders of CBS Corp. Class A Common Stock and approximately 30,093 record holders of CBS Corp. Class B Common Stock. These numbers do not include holders of Former Viacom common stock who had not exchanged as of February 15, 2007, shares of Former Viacom for shares of CBS Corp.

        Information required by this item is also contained in the CBS Corp. Proxy Statement for the Company's 2007 Annual Meeting of Stockholders under the heading "Equity Compensation Plan Information," which information is incorporated herein by reference.

Performance Graph

        The following graph compares the cumulative total stockholder return on CBS Corp. Class A Common Stock and CBS Corp. Class B Common Stock with the cumulative total return on the companies listed in the Standard & Poor's 500 Stock Index and a Peer Group of companies identified below.

        The performance graph assumes $100 invested on December 31, 2001 in each of the Class A Common Stock of CBS Corp., the Class B Common Stock of CBS Corp., the S&P 500 Index and the Peer Group identified below, including reinvestment of dividends, through the calendar year ended December 31, 2006.

Total Cumulative Stockholder Return
For Five-Year Period Ending December 31, 2006

December 31,	2001	2002	2003	2004	2005	2006

CBS Corp. Class A Common Stock	$100.0	$92.23	$100.34	$84.61	$75.37	$94.52
CBS Corp. Class B Common Stock	$100.0	$92.32	$100.82	$83.23	$75.18	$96.24
S&P 500	$100.0	$77.90	$100.20	$111.10	$116.60	$135.00
Peer Group	$100.0	$60.48	$81.82	$85.03	$75.26	$98.09

*  The Peer Group consists of the following companies: The Walt Disney Company; The News Corp. Ltd (ADRs); Time Warner Inc. (formerly AOL Time Warner); Tribune Company; and Clear Channel Communications, Inc.

Item 6. Selected Financial Data.

CBS CORPORATION AND SUBSIDIARIES
(In millions, except per share amounts)

	Year Ended December 31,(a)
	2006	2005(b)(c)	2004(b)(c)(d)	2003(b)	2002(b)(e)

Revenues	$14,320.2	$14,113.0	$14,138.3	$13,179.0	$12,789.5
Operating income (loss)	$2,606.4	$(6,869.5)	$(15,201.6)	$2,473.8	$2,538.5
Net earnings (loss) from continuing operations	$1,382.9	$(8,360.6)	$(16,428.7)	$1,089.7	$1,057.7
Net earnings from discontinued operations	$277.6	$1,271.5	$278.9	$345.7	$1,148.9
Net earnings (loss) before cumulative effect of accounting changes	$1,660.5	$(7,089.1)	$(16,149.8)	$1,435.4	$2,206.6
Net earnings (loss)	$1,660.5	$(7,089.1)	$(17,462.2)	$1,416.9	$725.7
Basic earnings (loss) per common share
Net earnings (loss) from continuing operations	$1.81	$(10.59)	$(19.17)	$1.25	$1.21
Net earnings from discontinued operations	$.36	$1.61	$.33	$.40	$1.31
Net earnings (loss) before cumulative effect of accounting changes	$2.17	$(8.98)	$(18.84)	$1.65	$2.52
Net earnings (loss)	$2.17	$(8.98)	$(20.37)	$1.62	$.83
Diluted earnings (loss) per common share
Net earnings (loss) from continuing operations	$1.79	$(10.59)	$(19.17)	$1.24	$1.19
Net earnings from discontinued operations	$.36	$1.61	$.33	$.39	$1.29
Net earnings (loss) before cumulative effect of accounting changes	$2.15	$(8.98)	$(18.84)	$1.63	$2.49
Net earnings (loss)	$2.15	$(8.98)	$(20.37)	$1.61	$.82
Dividends per common share	$.74	$.56	$.50	$.24	$—
At Year End:
Total assets:
Continuing operations	$43,225.6	$42,006.4	$49,280.9	$67,064.2	$67,480.5
Discontinued operations	$283.2	$1,023.2	$18,721.4	$23,161.3	$23,016.4
Total assets	$43,508.8	$43,029.6	$68,002.3	$90,225.5	$90,496.9
Total debt:
Continuing operations	$7,042.3	$7,900.3	$9,363.6	$9,451.2	$9,665.0
Discontinued operations	$83.0	$153.2	$553.4	$630.0	$940.9
Total stockholders' equity	$23,522.5	$21,737.0	$42,024.3	$63,205.0	$62,487.8

(a)
On June 30, 2006, CBS Corporation (the "Company" or "CBS Corp.") sold Paramount Parks to Cedar Fair, L.P. for $1.24 billion in cash. As a result, Paramount Parks is presented as a discontinued operation in the Company's consolidated financial statements for all periods presented.

(b)
On December 31, 2005, the separation of former Viacom Inc. ("Former Viacom") into two publicly traded entities, CBS Corp. and new Viacom Inc. ("Viacom Inc."), was completed (the "Separation"). Each outstanding share of Former Viacom common stock was converted into the right to receive .5 of a share of CBS Corp. Common Stock and .5 of a share of Viacom Inc. common stock and as a result, all share and per share data of Former Viacom have been adjusted for all periods presented. CBS Corp. has accounted for the Separation as a spin-off of Viacom Inc. and, accordingly, the results of Viacom Inc. have been presented as a discontinued operation in the Company's consolidated financial statements.

(c)
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

(d)
In 2004, as a result of the initial adoption of Emerging Issues Task Force Topic No. D-108 "Use of Residual Method to Value Acquired Assets Other than Goodwill," the Company recorded an after-tax charge of $1.31 billion, or $1.53 per diluted share, as a cumulative effect of accounting change, to reduce the intangible asset balances attributable to television stations' FCC licenses.

(e)
In 2002, the initial adoption of SFAS 142 resulted in an after-tax non-cash charge of $1.48 billion, recorded as a cumulative effect of accounting change.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition (Tabular dollars in millions, except per share amounts)

        Management's discussion and analysis of the results of operations and financial condition should be read in conjunction with the consolidated financial statements and related Notes. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or included. Please see Item 1A. Risk Factors in Part I of this report for the Cautionary Statement Concerning Forward-Looking Statements and Risk Factors.

Separation

        The separation of former Viacom Inc. ("Former Viacom") into two publicly traded entities, CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") and new Viacom Inc. ("Viacom Inc.") was completed on December 31, 2005 (the "Separation"). The Separation was accomplished pursuant to a merger in which a subsidiary of Former Viacom was merged with and into Former Viacom, with Former Viacom continuing as the surviving entity. On December 31, 2005, Former Viacom was renamed "CBS Corporation" and each outstanding share of Former Viacom class A common stock was converted into the right to receive .5 of a share of CBS Corp. class A common stock, $0.001 par value ("Class A Common Stock"), and .5 of a share of Viacom Inc. class A common stock and each outstanding share of Former Viacom class B common stock was converted into the right to receive .5 of a share of CBS Corp. class B common stock, $0.001 par value ("Class B Common Stock"), and .5 of a share of Viacom Inc. class B common stock. As a result of the one share for .5 share conversion ("Share Conversion"), all Former Viacom share and per share data have been adjusted for prior year periods presented, unless otherwise indicated. The results of Viacom Inc. have been presented as discontinued operations for the years ended December 31, 2005 and 2004.

        In connection with the Separation, CBS Corp. and Viacom Inc. entered into a separation agreement (the "Separation Agreement"). In accordance with the terms of the Separation Agreement, Viacom Inc. paid to the Company an estimated special dividend of $5.4 billion in December 2005. Pursuant to the provisions of the Separation Agreement, the estimated special dividend was subject to adjustment. During 2006, Viacom Inc. paid to the Company the net undisputed adjustment to the special dividend of $172 million plus net interest of $3.1 million. In January 2007, CBS Corp. and Viacom Inc. resolved the remaining disputed items with respect to the special dividend and Viacom Inc. paid to the Company an additional $170 million, resulting in an aggregate adjustment to the special dividend of $342 million.

Overview

        CBS Corp. is comprised of the following segments: Television, Radio, Outdoor and Publishing. On June 30, 2006, the Company sold Paramount Parks to Cedar Fair, L.P. for $1.24 billion in cash. As a result, Paramount Parks is presented as a discontinued operation in the consolidated financial statements for all periods presented.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

CBS Corp. operates in the following segments:

  •
  TELEVISION: The Television segment consists of CBS Television, comprised of the CBS Network, the Company's owned television stations, and its television production and syndication operations; Showtime Networks; and CSTV Networks. Television revenues are generated primarily from advertising sales, television license fees and affiliate revenues. Television contributed 66% to consolidated revenues for each of the years ended December 31, 2006 and 2005, and 67% for the year ended December 31, 2004.

  •
  RADIO: The Radio segment owns radio stations in most of the large U.S. markets. Radio revenues are generated primarily from advertising sales. During 2006, the Company entered into agreements to sell 39 radio stations in ten of its smaller markets. Radio contributed 14% to consolidated revenues for the year ended December 31, 2006 and 15% for each of the years ended December 31, 2005 and 2004.

  •
  OUTDOOR: The Outdoor segment, principally through CBS Outdoor, displays advertising on media including billboards, transit shelters, buses, rail systems (in-car, station platforms and terminals), mall kiosks, masts and stadium signage. Outdoor revenues are generated primarily from advertising sales. Outdoor contributed 15%, 14% and 13% to consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

  •
  PUBLISHING: The Publishing segment consists of Simon & Schuster's consumer book publishing business with imprints such as Simon & Schuster, Pocket Books, Scribner and Free Press. Publishing contributed 6% to consolidated revenues for the year ended December 31, 2006 and 5% for each of the years ended December 31, 2005 and 2004.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Consolidated Results of Operations—2006 vs. 2005 and 2005 vs. 2004

Revenues

        The tables below present the Company's consolidated revenues by type, net of intercompany eliminations, for each of the years ended December 31, 2006, 2005 and 2004.

Revenues by Type Year Ended December 31,	2006	2005	Increase/ (Decrease) 2006 vs. 2005		2004	Increase/ (Decrease) 2005 vs. 2004

Advertising sales	$10,373.1	$10,415.7	$(42.6)	—%	$10,180.6	$235.1	2%
Television license fees	1,606.8	1,277.2	329.6	26	1,622.1	(344.9)	(21)
Affiliate revenues	1,069.6	992.1	77.5	8	968.5	23.6	2
Publishing	807.0	763.6	43.4	6	750.9	12.7	2
Home entertainment	83.4	259.7	(176.3)	(68)	229.5	30.2	13
Other	380.3	404.7	(24.4)	(6)	386.7	18.0	5

Total Revenues	$14,320.2	$14,113.0	$207.2	1%	$14,138.3	$(25.3)	—%

	Year Ended December 31,
Percentage of Revenues by Type	2006	2005	2004

Advertising sales	72%	74%	72%
Television license fees	11	9	11
Affiliate revenues	7	7	7
Publishing	6	5	5
Home entertainment	1	2	2
Other	3	3	3

Total	100%	100%	100%

        Advertising sales decreased $42.6 million in 2006 to $10.37 billion from $10.42 billion in 2005 reflecting decreases at Radio and Television, partially offset by growth at Outdoor. Radio advertising sales decreased 8% reflecting weakness in the overall radio advertising market and the impact of programming changes at 27 owned radio stations during 2006. Television advertising sales decreased 1% primarily reflecting the shutdown of the Company's network, UPN, in September 2006 and decreases at CBS Network, partially offset by strong political advertising sales at the television stations. Outdoor advertising sales increased 8% reflecting a 9% increase in North America, primarily in U.S. billboards, and a 4% increase in Europe. In 2005, advertising sales increased 2% to $10.42 billion in 2005 from $10.18 billion in 2004 reflecting growth in Television, from strength in CBS/UPN Networks primetime partially offset by the absence of the 2004 telecast of the Super Bowl on CBS Network and lower political advertising, and increases in Outdoor and Radio.

        Television license fees increased 26% to $1.61 billion in 2006 from $1.28 billion in 2005 principally reflecting higher revenues from the domestic syndication sales of CSI: Miami and Without a Trace, the basic cable availability and off-network syndication of Frasier, the basic cable availability of Star Trek: Voyager and higher foreign syndication revenues, partially offset by the absence of license fees from the prior year second-cycle cable renewal of Everybody Loves Raymond and lower network license fees in 2006. Television license fees decreased 21% to $1.28 billion in 2005 from $1.62 billion in 2004 principally reflecting the absence of revenues from the 2004 basic cable availability of Star Trek: Deep Space Nine and the absence of license fees for Frasier, which was no longer in production in 2005.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

        Affiliate revenues increased 8% to $1.07 billion in 2006 from $992.1 million in 2005 driven by rate increases and subscriber growth at Showtime Networks and the inclusion of CSTV Networks since its acquisition in January 2006. Affiliate revenues increased 2% to $992.1 million in 2005 from $968.5 million in 2004, reflecting rate increases and subscriber growth at Showtime Networks.

        Publishing revenues increased 6% to $807.0 million in 2006 and increased 2% to $763.6 million in 2005 from $750.9 million in 2004. The increases were primarily driven by the success of top-selling titles.

        Home entertainment revenues decreased $176.3 million, or 68%, to $83.4 million in 2006 from $259.7 million in 2005, principally reflecting the switch from self-distribution in 2005 to third party distribution in 2006. Home entertainment revenues increased 13% to $259.7 million in 2005 from $229.5 million in 2004 reflecting the mix of available DVD releases.

        Other revenues, which include ancillary fees for Television and Radio operations, decreased 6% to $380.3 million in 2006 from $404.7 million in 2005 primarily reflecting lower revenues from the licensing and merchandising of television product and third party use of the studio facility. For 2005, other revenues increased 5% to $404.7 million from $386.7 million in 2004 primarily reflecting other revenues from acquired companies.

International Revenues

        The Company generated approximately 11% of its total revenues from international regions in 2006, 12% in 2005 and 11% in 2004.

Year Ended December 31,	2006	Percentage of Total	2005	Percentage of Total	2004	Percentage of Total

United Kingdom	$484.5	31%	$491.2	30%	$459.9	30%
Other Europe	548.5	35	666.4	41	603.5	40
Canada	276.5	17	284.4	17	264.2	17
All other	270.8	17	190.4	12	204.8	13

Total International Revenues	$1,580.3	100%	$1,632.4	100%	$1,532.4	100%

Operating Expenses

        The table below presents the Company's consolidated operating expenses by type:

Operating Expenses by Type Year Ended December 31,	2006	2005	Increase/ (Decrease) 2006 vs. 2005		2004	Increase/ (Decrease) 2005 vs. 2004

Programming	$3,354.7	$3,453.4	$(98.7)	(3)%	$3,442.0	$11.4	—%
Production	2,585.1	2,403.6	181.5	8	2,539.8	(136.2)	(5)
Outdoor operations	1,168.3	1,134.2	34.1	3	1,102.7	31.5	3
Publishing operations	539.2	525.0	14.2	3	517.6	7.4	1
Other	777.5	862.1	(84.6)	(10)	764.1	98.0	13

Total Operating Expenses	$8,424.8	$8,378.3	$46.5	1%	$8,366.2	$12.1	—%

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

        For 2006, operating expenses of $8.42 billion increased 1% from $8.38 billion in 2005. For 2005, operating expenses of $8.38 billion increased $12.1 million from $8.37 billion in 2004. The major components and changes in operating expenses were as follows:

  •
  Programming expenses represented 40% of total operating expenses in 2006, and 41% in 2005 and 2004, and reflect the amortization of acquired rights of programs exhibited on the broadcast and cable networks, and television and radio stations. Programming expenses decreased 3% to $3.35 billion in 2006 from $3.45 billion in 2005 reflecting lower costs associated with primetime series at the broadcast network, the shutdown of UPN and lower sports programming expenses at Radio. Programming expenses increased $11.4 million to $3.45 billion in 2005 from $3.44 billion in 2004 principally reflecting higher costs for Showtime Networks theatrical and series titles.

  •
  Production expenses represented 31% of total operating expenses in 2006, 29% in 2005 and 30% in 2004, and reflect the costs and amortization of internally developed television programs, including direct production costs, residuals and participation expenses, and production overhead, as well as television and radio costs, including on-air talent and other production costs. Production expenses increased 8% to $2.59 billion in 2006 from $2.40 billion in 2005 principally reflecting higher costs relating to the 2006 syndication sales of Frasier and CSI: Miami. Production expenses decreased 5% to $2.40 billion in 2005 from $2.54 billion in 2004 reflecting lower network costs due to the absence of Frasier, partially offset by increased costs for new network series.

  •
  Outdoor operations expenses represented 14% of total operating expenses in 2006 and 2005, and 13% in 2004, and reflect transit and billboard lease, maintenance, posting and rotation expenses. Outdoor operations expenses increased 3% to $1.17 billion in 2006 from $1.13 billion in 2005 principally reflecting higher transit and billboard lease costs partially offset by the absence of the impact of 2005 hurricanes. Outdoor operations expenses increased 3% to $1.13 billion in 2005 from $1.10 billion in 2004 primarily reflecting higher billboard lease costs and maintenance costs associated with the impact of hurricanes in 2005.

  •
  Publishing operations expenses, which represented 6% of total operating expenses in 2006, 2005 and 2004, reflect cost of book sales, royalties and other costs incurred with respect to publishing operations. Publishing operations expenses for 2006 increased 3% to $539.2 million from $525.0 million in 2005 reflecting higher production, return, and freight and delivery costs partially offset by lower royalty expenses. Publishing operations expenses increased 1% to $525.0 million in 2005 from $517.6 million in 2004, primarily due to higher revenues.

  •
  Other operating expenses, which represented 9% of total operating expenses in 2006, 10% in 2005 and 9% in 2004, primarily include distribution costs incurred with respect to television product, costs associated with digital media, and compensation. Other operating costs decreased 10% to $777.5 million in 2006 from $862.1 million in 2005 primarily reflecting lower home entertainment distribution costs due to the switch from self-distribution in 2005 to third party distribution in 2006, partially offset by higher costs associated with digital media investment and expansion. Other operating expenses for 2005 increased 13% to $862.1 million in 2005 from $764.1 million in 2004 principally reflecting 10% higher distribution costs due to the DVD release of Charmed and increased costs associated with digital media from the inclusion of SportsLine.com since its acquisition in December 2004.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, were 19% of revenues for 2006 and 2005, and 18% of revenues for 2004. SG&A expenses increased $104.6 million, or 4%, to $2.78 billion in 2006 from $2.68 billion in 2005, primarily reflecting higher employee-related costs, including an increase in stock-based compensation of $46.7 million, the inclusion of CSTV Networks since its acquisition in January 2006 and $24.0 million of UPN shutdown costs, partially offset by lower expenses resulting from the absence of UPN since September 2006. In 2006, pension and postretirement benefits costs increased $39.6 million from 2005, primarily due to an increase in pension costs from the recognition of higher actuarial losses, which resulted from the change in the mortality rate assumption and lower than expected plan asset performance in 2005 partially offset by lower postretirement benefit costs reflecting the effect of a Medicare Part D subsidy. Advertising expenses of $328.1 million included in SG&A expenses decreased 4% from 2005 primarily due to lower spending at Television, principally reflecting the shutdown of UPN.

        For 2005, SG&A expenses increased $152.9 million, or 6%, to $2.68 billion in 2005 from $2.53 billion in 2004, primarily reflecting transition costs and professional fees related to the Separation, higher employee compensation, advertising and marketing costs, as well as incremental SG&A expenses from SportsLine.com. In 2005, pension and postretirement benefits increased $12.8 million from 2004 primarily due to a lower discount rate. Advertising expenses of $343.5 million included in SG&A expenses increased 3% reflecting increased spending primarily at Radio and Television.

Impairment Charges

        The Company recorded a pre-tax impairment charge of $65.2 million in the fourth quarter of 2006 to reduce the carrying value of the allocated goodwill for certain television stations to be disposed (see Note 6 to the Consolidated Financial Statements).

        Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires the Company to perform a fair value-based impairment test of goodwill on at least an annual basis. The first step of the test examines whether or not the book value of each of the Company's reporting units exceeds its fair value. If the book value for a reporting unit exceeds its fair value, the second step of the test is required to compare the implied fair value of that reporting unit's goodwill with the book value of its goodwill. The Company's reporting units are generally one level below or at the operating segment level. Effective for the year ended December 31, 2006, the Company tested for goodwill impairment for the Radio operating segment at its geographic component level.

        The estimated fair value of each reporting unit was computed principally based upon the present value of future cash flows (Discounted Cash Flow Method) and both the traded and transaction values of comparable businesses (Market Comparable Method). The Discounted Cash Flow Method and Market Comparable Method were weighted equally and resulted in substantially equal fair values.

        As a result of the 2005 annual impairment test, the Company recorded an impairment charge of $9.48 billion in the fourth quarter of 2005. The $9.48 billion reflected charges to reduce the carrying value of goodwill at the Television segment of $6.44 billion and the Radio segment of $3.05 billion.

        During 2005, traded values decreased for both the television and radio broadcasting industries. Broadcast advertising spending is closely correlated to the U.S. economy, which was negatively impacted by, among other things, higher interest rates and energy prices. In addition, a reduction in advertising spending in certain business sectors led to a reduction in forecasted cash flows and long-term growth rates.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

As a result, the Company reduced its revenue, operating profit and cash flow projections for the reporting units underlying the Television and Radio segments to reflect then current market conditions.

        As a result of the annual impairment test performed for 2004, the Company recorded an impairment charge of $18.0 billion in the fourth quarter of 2004. The $18.0 billion reflected charges to reduce the carrying value of goodwill at the Radio segment of $10.94 billion and the Outdoor segment of $7.06 billion as well as a reduction of the carrying value of intangible assets of $27.8 million related to the FCC licenses at the Radio segment. Several factors led to a reduction in forecasted cash flows and long-term growth rates for both Radio and Outdoor. Radio and Outdoor both fell short of budgeted revenue and operating income growth targets in 2004. Competition from other advertising media, including Internet advertising and cable and broadcast television, reduced Radio and Outdoor growth rates. Also, the emergence of new competitors and technologies necessitated a shift in management's strategy for the Radio and Outdoor businesses, including changes in composition of the sales force and operating management as well as increased levels of investment in marketing and promotion.

Depreciation and Amortization

        For 2006, depreciation and amortization decreased slightly to $439.5 million from $440.1 million. For 2005, depreciation and amortization decreased 2% to $440.1 million from $449.8 million primarily reflecting lower depreciation expense for outdoor advertising properties.

Interest Expense

        For 2006, interest expense decreased 22% to $565.5 million from $720.5 million due to lower debt balances in 2006. In the fourth quarter of 2005, the Company received from Viacom Inc. a $5.4 billion special cash dividend as a result of the Separation, which was used by the Company to repay outstanding commercial paper, debt outstanding under a revolving credit facility and certain fixed rate debt upon maturity in January 2006. In addition, certain fixed rate debt was repaid during 2005, upon maturity. For 2005, interest expense increased 4% to $720.5 million from $694.0 million primarily due to higher average bank debt and commercial paper borrowings, and higher interest rates partially offset by lower average fixed rate debt balances. The Company had approximately $7.04 billion at December 31, 2006 and $7.90 billion at December 31, 2005 of principal amount of debt outstanding (including current maturities) at weighted average interest rates of 7.0% and 6.9%, respectively.

Interest Income

        For 2006, interest income increased to $112.1 million from $21.3 million, principally resulting from an increase in cash and cash equivalents, primarily reflecting the proceeds from the sale of Paramount Parks and cash flow from operations. For 2005, interest income increased by $.3 million to $21.3 million.

Loss on Early Extinguishment of Debt

        For 2006, "Loss on early extinguishment of debt" of $6.0 million reflected losses recognized upon the early redemption of $52.2 million of the Company's 7.70% senior notes due 2010 and $50.0 million of the Company's 6.625% senior notes due 2011.

Other Items, Net

        For 2006, "Other items, net" reflected a net loss of $14.3 million principally consisting of losses associated with securitizing trade receivables of $31.0 million, a non-cash charge of $6.2 million associated

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

with an other-than-temporary decline in the market value of one of the Company's investments and foreign exchange losses of $2.0 million, partially offset by a net gain of $24.6 million on the sales of certain radio stations.

        For 2005, "Other items, net" of $4.3 million principally reflected a net gain of $86.2 million from the sale of investments and businesses, and foreign exchange gains of $9.9 million, partially offset by losses associated with securitizing trade receivables of $23.8 million and a non-cash charge of $67.9 million to reflect other-than-temporary declines in the market value of certain radio investments.

        For 2004, "Other items, net" of $24.4 million principally reflected foreign exchange gains of $25.2 million and a net gain on the sale of investments and businesses of $32.5 million, partially offset by a non-cash charge of $21.7 million associated with other-than-temporary declines in the Company's investments and losses associated with securitizing trade receivables of $11.6 million.

Provision for Income Taxes

        The provision for income taxes represents federal, state and local, and foreign income taxes on earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies, minority interest and cumulative effect of accounting change. The provision for income taxes for continuing operations was $652.2 million, $794.2 million and $597.1 million in 2006, 2005 and 2004, respectively. The annual effective tax rate was 30.6% in 2006 versus (10.5%) in 2005 and (3.8%) in 2004.

        The effective tax rate for 2006 reflects the impact of tax benefits from the settlement of certain income tax audits of $164.1 million, as well as lower tax amounts owed per the federal, state and local, and foreign income tax returns.

        Included in the 2005 and 2004 rates was the impact of the pre-tax non-cash impairment charges of $9.48 billion ($9.46 billion, net of tax) and $18.0 billion ($17.89 billion, net of tax), respectively, to reduce the carrying value of goodwill. The 2004 rate included tax benefits of $128.4 million from the settlement of certain income tax audits.

Equity in Earnings (Loss) of Affiliated Companies, Net of Tax

        Equity in earnings (loss) of affiliated companies, net of tax, reflects the operating results of the Company's equity investments. Equity in earnings (loss) of affiliated companies, net of tax reflected a net loss of $97.0 million for 2006, a net loss of $1.5 million for 2005 and net earnings of $19.2 million for 2004. For 2006 and 2005, the net losses principally reflected non-cash impairment charges of $94.2 million and $20.7 million, respectively, associated with other-than-temporary declines in the market value of the Company's investment in Westwood One. The net loss in 2006 also reflects operating losses from the Company's 50% investment in The CW, a new broadcast network. For 2004, results principally reflected equity earnings of Westwood One, partially offset by losses from certain Internet investments.

Minority Interest, Net of Tax

        Minority interest primarily represents the minority ownership of certain international entities.

Net Earnings (Loss) from Continuing Operations

        For 2006, the Company reported net earnings from continuing operations of $1.38 billion versus a net loss from continuing operations of $8.36 billion in 2005, and a net loss from continuing operations of $16.43 billion in 2004. The loss in 2005 was driven by the non-cash impairment charge for goodwill of

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

$9.48 billion. The loss in 2004 was driven by the non-cash impairment charge for goodwill and intangible assets of $18.0 billion.

Net Earnings from Discontinued Operations

        On June 30, 2006, Paramount Parks was sold to Cedar Fair, L.P. for $1.24 billion in cash. The results of Paramount Parks are presented as a discontinued operation in the consolidated financial statements for all periods presented.

        The Separation of Former Viacom was accounted for by the Company as a spin-off of Viacom Inc. Accordingly, the operations of Viacom Inc. are presented as discontinued operations in the Company's consolidated financial statements for the years ended December 31, 2005 and 2004.

        The following tables set forth the detail of CBS Corp.'s net earnings from discontinued operations. For the year ended December 31, 2006, net earnings from discontinued operations primarily reflected the operating results and gain on the sale of Paramount Parks. Net earnings from discontinued operations for the years ended December 31, 2005 and 2004 included the operating results of Paramount Parks as well as Viacom Inc.

Year Ended December 31, 2006	Total

Revenues from discontinued operations	$158.9

Loss from discontinued operations	$(1.3)
Gain on sale of Paramount Parks	454.8

Earnings from discontinued operations before income taxes	453.5
Provision for income taxes	(175.9)

Net earnings from discontinued operations	$277.6

Year Ended December 31, 2005	Viacom Inc.	Paramount Parks	Total

Revenues from discontinued operations	$9,489.1	$423.5	$9,912.6

Income from discontinued operations	$2,318.9	$52.6	$2,371.5
Loss on disposal of discontinued operations	(72.9)	—	(72.9)
Minority interest	(8.2)	—	(8.2)

Earnings from discontinued operations before income taxes	2,237.8	52.6	2,290.4
Provision for income taxes	(1,005.1)	(13.8)	(1,018.9)

Net earnings from discontinued operations	$1,232.7	$38.8	$1,271.5

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Year Ended December 31, 2004	Viacom Inc.	Paramount Parks	Total

Revenues from discontinued operations	$12,518.0	$409.9	$12,927.9

Income from discontinued operations	$702.4	$48.6	$751.0
Loss on disposal of discontinued operations	(38.2)	—	(38.2)
Minority interest	252.8	—	252.8

Earnings from discontinued operations before income taxes	917.0	48.6	965.6
Provision for income taxes	(674.9)	(11.8)	(686.7)

Net earnings from discontinued operations	$242.1	$36.8	$278.9

        Included in discontinued operations in 2004 is a non-cash impairment charge of $1.50 billion ($1.16 billion, net of minority interest and tax) for the impairment of goodwill and other long-lived assets in accordance with SFAS 142 and SFAS 144.

Cumulative Effect of Accounting Change, Net of Tax

        Effective December 31, 2004, the Company elected early adoption of Emerging Issues Task Force Topic No. D-108 "Use of the Residual Method to Value Acquired Assets Other Than Goodwill" ("D-108"). D-108 requires companies who have applied the residual value method in the valuation of intangible assets for purposes of impairment testing to use the direct value method. As a result of the adoption, the Company recorded a charge of $2.18 billion ($1.31 billion, net of tax), or $1.53 per diluted share, to reduce the intangible asset balances attributable to its television stations' FCC licenses. This charge has been reflected as a cumulative effect of accounting change, net of tax.

Net Earnings (Loss)

        For 2006, the Company reported net earnings of $1.66 billion versus a net loss of $7.09 billion in 2005 and a net loss of $17.46 billion in 2004. For 2005 and 2004, the losses were driven by the non-cash impairment charges of $9.48 billion in 2005 and $18.0 billion in 2004. For 2004, the net loss also included, in discontinued operations, an after-tax non-cash charge for the impairment of goodwill and other long-lived assets of $1.16 billion.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations—For the Years Ended December 31, 2006, 2005 and 2004

        The tables below present the Company's revenues, Segment operating income (loss) before depreciation and amortization and impairment charges ("Segment OIBDA before Impairment Charges"), operating income (loss), and depreciation and amortization by segment, for each of the years ended December 31, 2006, 2005 and 2004.

Year Ended December 31,	2006	2005	2004

Revenues:
Television	$9,487.1	$9,325.2	$9,448.5
Radio	1,959.9	2,114.8	2,096.1
Outdoor	2,103.4	1,949.3	1,880.2
Publishing	807.0	763.6	750.9
Eliminations	(37.2)	(39.9)	(37.4)

Total Revenues	$14,320.2	$14,113.0	$14,138.3

Segment OIBDA before Impairment Charges (a):
Television	$1,947.7	$1,824.7	$1,981.2
Radio	820.0	925.0	948.2
Outdoor	568.0	469.9	453.9
Publishing	78.0	74.6	74.3
Corporate	(162.9)	(120.5)	(98.5)
Residual costs	(139.7)	(118.7)	(113.8)
Impairment charges (b)	(65.2)	(9,484.4)	(17,997.1)
Depreciation and amortization	(439.5)	(440.1)	(449.8)

Total Operating Income (Loss)	$2,606.4	$(6,869.5)	$(15,201.6)

Operating Income (Loss):
Television (b)	$1,711.0	$(4,791.5)	$1,807.5
Radio (b)	787.4	(2,154.1)	(10,023.5)
Outdoor (b)	351.8	260.5	(6,824.5)
Publishing	68.5	66.0	64.1
Corporate	(172.6)	(131.7)	(111.4)
Residual costs	(139.7)	(118.7)	(113.8)

Total Operating Income (Loss)	$2,606.4	$(6,869.5)	$(15,201.6)

  (a)
  The Company presents Segment OIBDA before Impairment Charges as the primary measure of profit and loss for its operating segments in accordance with SFAS 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company believes the presentation of Segment OIBDA before Impairment Charges is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA before Impairment Charges to the Company's consolidated net earnings (loss) is presented in Note 16 (Reportable Segments) to the Consolidated Financial Statements.

  (b)
  The Company recorded a non-cash impairment charge of $65.2 million in the Television segment during the fourth quarter of 2006 to reduce the carrying value of the allocated goodwill for certain television stations to be disposed. As a result of the Company's annual goodwill and intangible assets impairment tests, non-cash charges of $9.48 billion and $18.0 billion were recorded in 2005 and 2004, respectively, to reduce the carrying value of goodwill in 2005, and goodwill and intangible assets in 2004. The 2005 charge of $9.48 billion is comprised of $6.44 billion for the Television segment and $3.05 billion for the Radio segment. The 2004 charge of $18.0 billion is comprised of $10.94 billion for the Radio segment and $7.06 billion for the Outdoor segment.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2006	2005	2004

Depreciation and Amortization:
Television	$171.5	$178.8	$173.7
Radio	32.6	32.1	29.9
Outdoor	216.2	209.4	223.1
Publishing	9.5	8.6	10.2
Corporate	9.7	11.2	12.9

Total Depreciation and Amortization	$439.5	$440.1	$449.8

Segment Results of Operations—2006 vs. 2005 and 2005 vs. 2004

Television (CBS Television Network and Stations, CBS Paramount Network Television, CBS Television Distribution, Showtime Networks and CSTV Networks)

        (Contributed 66% of consolidated revenues for each of the years ended December 31, 2006 and 2005, and 67% for the year ended December 31, 2004.)

Year Ended December 31,	2006	2005	2004

Revenues	$9,487.1	$9,325.2	$9,448.5

OIBDA before impairment charges	$1,947.7	$1,824.7	$1,981.2
Impairment charges	(65.2)	(6,437.4)	—
Depreciation and amortization	(171.5)	(178.8)	(173.7)

Operating income (loss)	$1,711.0	$(4,791.5)	$1,807.5

Operating income as a % of revenues	18%	NM	19%
Capital expenditures	$216.5	$197.2	$118.5

NM—Not meaningful

2006 vs. 2005

        For 2006, Television revenues increased $161.9 million, or 2%, to $9.49 billion primarily due to growth in television license fee and affiliate revenues partially offset by a decrease in home entertainment and advertising revenues. Television license fee revenues increased 26% due to the 2006 domestic syndication sales of CSI: Miami and Without a Trace, the basic cable availability and off-network syndication of Frasier, the cable availability of Star Trek: Voyager and higher foreign syndication revenues partially offset by the absence of license fees from the prior year second-cycle cable renewal of Everybody Loves Raymond and lower network license fees. Affiliate revenues increased 8% primarily due to rate increases and subscriber growth at Showtime Networks, and the inclusion of CSTV Networks results since its acquisition in January 2006. Advertising sales decreased 1% primarily due to the shutdown of UPN and decreases at CBS Network partially offset by a 7% increase in advertising sales at the television stations mainly due to higher political advertising sales. Home entertainment revenues decreased 68% principally due to the switch from self-distribution in 2005 to third party distribution in 2006.

        For 2006, Television reported operating income of $1.71 billion versus an operating loss of $4.79 billion in 2005. Included in 2006 and 2005 were non-cash impairment charges of $65.2 million and $6.44 billion, respectively, to reduce the carrying value of goodwill. Television OIBDA before

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

impairment charges increased $123.0 million, or 7%, to $1.95 billion in 2006 from $1.82 billion in 2005. This increase primarily reflects the increases in revenues noted above and lower costs associated with primetime series at the broadcast network partially offset by higher production costs for the syndication sales of Frasier and CSI: Miami, $24.0 million of UPN shutdown costs and higher stock-based compensation. Included in total Television expenses is stock-based compensation of $31.1 million for the year ended December 31, 2006 versus $7.1 million for the prior year. Capital expenditures increased $19.3 million to $216.5 million in 2006 from $197.2 million in 2005, principally reflecting increased spending for buildings and technical equipment.

        On February 26, 2007, the Company completed the sale of its television station in New Orleans for $4.3 million. On February 7, 2007, the Company announced that it entered into an agreement to sell seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for approximately $185 million. On February 13, 2007, the Company entered into an exchange agreement with Liberty Media Corporation to exchange the stock of a subsidiary of the Company which holds CBS Corp.'s Green Bay television station and its satellite television station, and approximately $170 million in cash, subject to adjustment, for the 7.6 million shares of CBS Corp. Class B Common Stock held by Liberty Media Corporation. These transactions are subject to FCC approval and customary closing conditions. The Company recorded a pre-tax impairment charge of $65.2 million in the fourth quarter of 2006 to reduce the carrying value of allocated goodwill for the television stations to be disposed.

        During September 2006, the Company combined the resources of its syndication and distribution operations. As a result, restructuring charges of $11.6 million were recorded in SG&A expenses in the Television segment during the year ended December 31, 2006. The charges reflected severance costs of $9.7 million and legal, lease termination and other expenses of $1.9 million. The Company paid $.5 million of the restructuring charges during 2006.

        The CW, a new broadcast network and 50/50% joint venture with Warner Bros. Entertainment, was launched in September 2006. The CW has been accounted for as an equity investment beginning in the second quarter of 2006. As a result, the Company's network, UPN, ceased broadcasting its network schedule at the conclusion of the 2005/2006 broadcast season. In connection with the shutdown of UPN, the Television segment recorded shutdown costs of $24.0 million in SG&A expenses in the second quarter of 2006. The charges reflected costs associated with contract terminations of $13.6 million and severance, legal and other expenses of $10.4 million. The Company paid $4.4 million of the shutdown costs during 2006.

        On January 5, 2006, the Company completed the acquisition of CSTV Networks, a cable network and online digital sports media company, for a purchase price of approximately $325 million, comprised of 10.2 million shares of CBS Corp. Class B Common Stock and $52 million in cash. The results of CSTV Networks have been included in the Television segment since its date of acquisition.

        License fees for completed television programming in syndication and on cable are recorded as revenues in the period that the products are available for exhibition, which, among other reasons, may cause substantial fluctuation in operating results. Unrecognized revenues attributable to such licensing agreements were approximately $675.5 million and $788.1 million at December 31, 2006 and 2005, respectively.

2005 vs. 2004

        For 2005, Television revenues decreased $123.3 million, or 1%, to $9.33 billion as advertising sales growth of 2% was more than offset by lower television license fee revenues. CBS and UPN combined

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

advertising increased 4% with a 7% increase in primetime due to 6% average rate increases, partially offset by a decline in sports from the absence of the Super Bowl. For 2005, advertising sales at the television stations decreased 2%, as 2004 advertising sales benefited from political spending in a presidential election year and the telecast of the Super Bowl on CBS.

        Television license fee revenues for 2005 decreased 21% reflecting lower domestic syndication and network revenues. Domestic syndication revenues decreased as contributions from 2005 availabilities, including the Insider, Becker and Diagnosis Murder, did not match 2004 contributions from Star Trek: Deep Space Nine, Frasier and Hollywood Squares. Network revenues were lower due to the absence of revenues from the series Frasier which was no longer in production in 2005. Affiliate revenues at Showtime Networks increased 2% principally reflecting rate increases and growth in subscribers.

        For 2005, Television reported an operating loss of $4.79 billion, which included a non-cash impairment charge of $6.44 billion to reduce the carrying value of goodwill. Television OIBDA before impairment charge decreased 8% to $1.82 billion in 2005 from $1.98 billion in 2004 reflecting the decrease in revenues noted above and higher SG&A expenses partially offset by lower operating expenses. Operating expenses, primarily comprised of production and programming expenses, decreased 1%, or $56.6 million, to $6.22 billion principally due to lower production costs for network series and the absence of prior year costs for the Super Bowl. SG&A expenses increased 8% to $1.28 billion primarily due to higher advertising and promotion and the inclusion of expenses for SportsLine.com, acquired in December 2004. Included in 2005 SG&A expenses is a severance charge of $11.3 million for organizational changes at Showtime Networks. Capital expenditures increased $78.7 million to $197.2 million in 2005 from $118.5 million in 2004, principally reflecting increased spending for broadcasting equipment.

Radio (CBS Radio)

        (Contributed 14% of consolidated revenues for the year ended December 31, 2006, and 15% for each of the years ended December 31, 2005 and 2004.)

Year Ended December 31,	2006	2005	2004

Revenues	$1,959.9	$2,114.8	$2,096.1

OIBDA before impairment charges	$820.0	$925.0	$948.2
Impairment charges	—	(3,047.0)	(10,941.8)
Depreciation and amortization	(32.6)	(32.1)	(29.9)

Operating income (loss)	$787.4	$(2,154.1)	$(10,023.5)

Operating income as a % of revenues	40%	NM	NM
Capital expenditures	$43.2	$37.7	$38.2

NM—Not meaningful

2006 vs. 2005

        For 2006, Radio revenues decreased 7% to $1.96 billion from $2.11 billion in 2005, principally reflecting 8% lower advertising sales from decreases in both average unit rates and units sold, resulting from weakness in the overall radio advertising market as well as the impact of programming changes at 27 owned radio stations during 2006. Radio receives affiliation and other fees and consideration for management services provided to Westwood One, an affiliated company. Revenues from these arrangements were $59.1 million in 2006 and $63.4 million in 2005.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

        For 2006, Radio reported operating income of $787.4 million versus an operating loss of $2.15 billion in 2005, which included a non-cash impairment charge of $3.05 billion to reduce the carrying value of goodwill. Radio OIBDA before impairment charges decreased 11% to $820.0 million in 2006 from $925.0 million in 2005, reflecting the revenue decline noted above partially offset by lower expenses. Operating expenses, primarily comprised of radio programming and production expenses, decreased 5% to $472.8 million in 2006 from $498.9 million in 2005, principally reflecting lower programming costs, including sports programming. SG&A expenses decreased 3% to $667.1 million in 2006 from $690.9 million in 2005 primarily reflecting decreases in professional fees, sales commissions and bad debt expense partially offset by lower gains on disposition of assets in 2006 as compared to 2005. Included in total Radio expenses is stock-based compensation of $10.7 million and $2.3 million in 2006 and 2005, respectively.

        During 2006, the Company entered into agreements to sell 39 radio stations in ten of its smaller markets for a total of approximately $668 million in cash. In December 2006, the Company completed the sale of five radio stations in the Buffalo market to Regent Communications Inc. for $125.0 million, resulting in a pre-tax gain of approximately $25 million included in "Other items, net" on the Consolidated Statement of Operations for the year ended December 31, 2006. As of February 15, 2007, the sales of an additional ten radio stations in the Kansas City, Columbus and Greensboro markets closed and the Company received $146.4 million. The remaining transactions are subject to customary closing conditions, including regulatory and other approvals.

2005 vs. 2004

        For 2005, Radio revenues increased 1% to $2.11 billion reflecting 2% growth in local radio advertising partially offset by a 1% decrease in national advertising. Advertising sales reflected an increase in average unit rates partially offset by a decline in the units sold. Advertising sales in the top 10 markets increased 3% and the top 20 markets increased 2%, led by increases in Los Angeles, Philadelphia and Atlanta. Revenues from arrangements with Westwood One were $63.4 million in 2005 and $65.9 million in 2004.

        For 2005, Radio reported an operating loss of $2.15 billion, compared with an operating loss of $10.02 billion in 2004, which included non-cash impairment charges of $3.05 billion and $10.94 billion in 2005 and 2004, respectively, to reduce the carrying value of goodwill and intangible assets. Radio OIBDA before impairment charge decreased 2% to $925.0 million in 2005 from $948.2 million in 2004 reflecting increases in operating and SG&A expenses, partially offset by the revenue increase noted above. Operating expenses increased 6% to $498.9 million in 2005 from $469.2 million in 2004 primarily due to increased talent costs, higher music licensing fees, and increased programming costs, including sports programming. SG&A expenses increased 2% to $690.9 million in 2005 from $678.7 million in 2004 primarily reflecting lower gains on disposition of assets in 2005 as compared to 2004 partially offset by lower bad debt expense in 2005.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Outdoor (CBS Outdoor)

        (Contributed 15% of consolidated revenues for the year ended December 31, 2006, 14% for the year ended December 31, 2005 and 13% for the year ended December 31, 2004.)

Year Ended December 31,	2006	2005	2004

Revenues	$2,103.4	$1,949.3	$1,880.2

OIBDA before impairment charge	$568.0	$469.9	$453.9
Impairment charge	—	—	(7,055.3)
Depreciation and amortization	(216.2)	(209.4)	(223.1)

Operating income (loss)	$351.8	$260.5	$(6,824.5)

Operating income as a % of revenues	17%	13%	NM
Capital expenditures	$115.7	$68.4	$56.5

NM—Not meaningful

2006 vs. 2005

        For 2006, Outdoor revenues increased 8% to $2.10 billion in 2006 from $1.95 billion in 2005 led by growth of 9% in North America and 4% in Europe. North America reflected growth of 9% in the U.S., with an increase of 11% in U.S. billboards, 8% growth in Canada and 14% growth in Mexico. Results in Europe were driven by a revenue increase of 10% in the U.K. The favorable net impact of foreign exchange rate fluctuations on Outdoor revenues was approximately $18 million in 2006. Approximately 44% and 45% of Outdoor revenues were generated from international regions in 2006 and 2005, respectively.

        Outdoor operating income increased 35% to $351.8 million in 2006 from $260.5 million in 2005, and OIBDA increased 21% to $568.0 million in 2006 from $469.9 million in 2005, reflecting the revenue increase noted above partially offset by higher expenses. Operating expenses increased 3% to $1.17 billion in 2006 from $1.13 billion in 2005 primarily due to higher transit and billboard lease costs and the unfavorable impact of foreign exchange, partially offset by the absence of the impact of hurricanes in 2005. SG&A expenses increased 6% to $367.1 million in 2006 from $345.2 million in 2005 due to higher employee-related expenses and the unfavorable impact of foreign exchange offset in part by lower professional fees and bad debt expense. Included in total Outdoor expenses is stock-based compensation of $3.2 million and $.6 million in 2006 and 2005, respectively. Operating income as a percentage of revenues was 17% and 13% in 2006 and 2005, respectively.

2005 vs. 2004

        For 2005, Outdoor revenues increased 4% to $1.95 billion from $1.88 billion, principally due to a 6% increase in North America, reflecting an 18% increase in Mexico, a 16% increase in Canada and a 4% increase in U.S. billboards and displays. European revenues were flat year over year, primarily reflecting growth in the U.K. offset by a decline in Italy due to the loss of a component of the Italian transit contract in 2004. The impact of foreign exchange translation on revenues in 2005 was approximately $8 million in additional revenues, primarily in Canada. In constant dollars, Canada's revenues increased 8%. Approximately 45% of Outdoor revenues were generated from international regions, principally Europe, for both 2005 and 2004.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

        Operating income increased to $260.5 million in 2005 from a loss of $6.82 billion in 2004, which included a non-cash impairment charge of $7.06 billion to reduce the carrying value of goodwill. Outdoor OIBDA before impairment charge increased 4% to $469.9 million in 2005 from $453.9 million in 2004, reflecting the revenue increases noted above partially offset by higher operating and SG&A expenses. Operating expenses increased 3% to $1.13 billion in 2005 from $1.10 billion in 2004, reflecting higher billboard lease costs and maintenance expenses, partially offset by lower transit lease costs. SG&A expenses increased 7% to $345.2 million in 2005 from $323.6 million in 2004 primarily reflecting higher employee-related expenses.

        Revenues and operating income were negatively impacted by approximately $11 million and $28 million, respectively, in 2005 due to hurricanes.

Publishing (Simon & Schuster)

        (Contributed 6% to consolidated revenues for the year ended December 31, 2006 and 5% for each of the years ended December 31, 2005 and 2004.)

Year Ended December 31,	2006	2005	2004

Revenues	$807.0	$763.6	$750.9

OIBDA	$78.0	$74.6	$74.3
Depreciation and amortization	(9.5)	(8.6)	(10.2)

Operating income	$68.5	$66.0	$64.1

Operating income as a % of revenues	8%	9%	9%
Capital expenditures	$5.8	$4.2	$4.6

2006 vs. 2005

        For 2006, Publishing revenues increased 6% to $807.0 million in 2006 from $763.6 million in 2005 led by higher book sales, primarily in the Adult and International groups, as well as higher distribution fee income. Top-selling titles in 2006 included YOU: On a Diet by Michael F. Roizen and Mehmet C. Oz, Lisey's Story by Stephen King, and State of Denial by Bob Woodward.

        Publishing operating income increased 4% to $68.5 million in 2006 from $66.0 million in 2005 and OIBDA increased 5% to $78.0 million in 2006 from $74.6 million in 2005 reflecting the revenue increases noted above partially offset by higher expenses. Operating expenses increased 3% to $539.2 million in 2006 from $525.0 million in 2005 due to higher production, return and freight and delivery costs partially offset by lower royalty expenses. SG&A expenses increased 16% to $189.8 million in 2006 from $164.0 million in 2005 primarily resulting from an increase in bad debt expense and higher selling and marketing and employee-related costs. Included in total Publishing expenses is stock-based compensation of $1.9 million and $.5 million in 2006 and 2005, respectively. Operating income as a percentage of revenues was 8% and 9% in 2006 and 2005, respectively.

2005 vs. 2004

        For 2005, Publishing revenues increased 2% to $763.6 million in 2005 from $750.9 million in 2004, primarily due to several top-selling 2005 titles including 1776 by David McCullough, Love Smart by Dr. Phil C. McGraw, and Teacher Man by Frank McCourt, as well as 5% growth in the Children's group

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

reflecting the performance of series titles, such as Dora the Explorer and Peanuts. Revenues from the Audio group increased 14% in 2005.

        For 2005, Publishing operating income increased 3% to $66.0 million in 2005 from $64.1 million in 2004 and OIBDA increased slightly to $74.6 million in 2005 from $74.3 million in 2004, primarily due to the revenue increases noted above, partially offset by higher operating and SG&A expenses. Operating expenses increased 1% to $525.0 million in 2005 due to higher production costs partially offset by lower royalty expenses. SG&A expenses increased 4% to $164.0 million primarily due to higher advertising, selling and marketing costs. Operating income as a percentage of revenues was 9% in 2005 and 2004.

Financial Position

        Current assets increased by $1.35 billion to $8.14 billion at December 31, 2006 from $6.80 billion at December 31, 2005 primarily due to increases in cash and cash equivalents of $1.42 billion, receivables of $97.9 million and current assets of discontinued operations of $88.7 million. These increases were partially offset by decreases in other current assets of $75.9 million and deferred income tax assets of $161.2 million. The allowance for doubtful accounts as a percentage of receivables was 5.1% at December 31, 2006 and December 31, 2005.

        Net property and equipment increased by $77.4 million to $2.81 billion at December 31, 2006 from $2.74 billion at December 31, 2005 reflecting capital expenditures of $394.1 million, acquisitions of $23.7 million and the impact of foreign exchange of $10.2 million partially offset by depreciation expense of $340.6 million and dispositions of $10.4 million. Goodwill of $18.82 billion increased $191.7 million from $18.63 million at December 31, 2005, primarily reflecting the acquisition of CSTV Networks in January 2006. Intangible assets, principally consisting of FCC licenses, and leasehold and franchise agreements, decreased by $89.2 million to $10.43 billion at December 31, 2006 from $10.51 billion at December 31, 2005, primarily due to amortization expense of $98.9 million. Other assets of discontinued operations decreased by $828.7 million to $85.6 million at December 31, 2006 from $914.3 million at December 31, 2005, primarily due to the sale of Paramount Parks, which was presented as a discontinued operation at December 31, 2005.

        Current liabilities decreased by $979.1 million to $4.40 billion at December 31, 2006 from $5.38 billion at December 31, 2005 primarily due to a decrease in the current portion of long-term debt of $732.1 million from the repayment of debt, and a decrease in current liabilities of discontinued operations of $133.8 million due to the sale of Paramount Parks.

        Long-term debt decreased by $125.9 million to $7.03 billion at December 31, 2006 from $7.15 billion at December 31, 2005 principally reflecting the repurchase of $102.2 million of senior notes. Deferred income tax liabilities of $2.31 billion increased $288.4 million from $2.02 billion at December 31, 2005, primarily due to the tax liability true-up related to the 2005 federal tax return.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Cash Flows

        Cash and cash equivalents, including discontinued operations, increased by $1.42 billion for the year ended December 31, 2006. The change in cash and cash equivalents was as follows:

Year Ended December 31,	2006	2005	2004

Cash provided by operating activities from:
Continuing operations	$2,002.5	$1,822.3	$1,558.2
Discontinued operations	(114.1)	1,714.7	2,082.4

Cash provided by operating activities	1,888.4	3,537.0	3,640.6

Cash provided by (used for) investing activities from:
Continuing operations	849.5	4,981.5	(200.8)
Discontinued operations	(34.5)	(213.7)	(332.9)

Cash provided by (used for) investing activities	815.0	4,767.8	(533.7)

Cash used for financing activities from:
Continuing operations	(1,284.1)	(7,151.8)	(2,919.0)
Discontinued operations	—	(425.9)	(110.4)

Cash used for financing activities	(1,284.1)	(7,577.7)	(3,029.4)

Net increase in cash and cash equivalents	$1,419.3	$727.1	$77.5

        Operating Activities.    In 2006, cash provided by operating activities from continuing operations increased $180.2 million, or 10%, to $2.00 billion from $1.82 billion in 2005 principally reflecting higher earnings after adjusting for non-cash items, including the impairment charges and stock-based compensation. These increases were partially offset by higher taxes paid in 2006 and lower cash inflows from net changes in operating assets and liabilities, principally reflecting $250 million of discretionary contributions made during 2006 to pre-fund one of the Company's qualified pension plans. In 2005, cash provided by operating activities from continuing operations increased $264.1 million, or 17%, to $1.82 billion in 2005 from $1.56 billion in 2004 principally reflecting changes in working capital partially offset by higher taxes paid in 2005.

        Cash paid for income taxes from continuing operations of $562.2 million for 2006 was higher than 2005 payments of $493.4 million principally due to higher pre-tax income and a decrease in the income tax benefit from stock option exercises, partially offset by increased tax refunds. Cash taxes for 2007 are anticipated to increase by approximately $250 million to $300 million principally driven by the absence of refunds received in 2006, additional tax payments in 2007 on the anticipated gain from the sale of certain radio stations and the absence of 2006 tax savings from $250 million of discretionary pension plan contributions.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

        Investing Activities.    In 2006, cash provided by investing activities from continuing operations of $849.5 million reflected proceeds from the sale of Paramount Parks of $1.24 billion in cash and proceeds from other dispositions of $142.5 million principally reflecting the sale of five radio stations in the Buffalo market. These proceeds were partially offset by capital expenditures of $394.1 million, investments in affiliated companies of $110.0 million, principally consisting of the Company's investment in The CW, and acquisitions of $97.9 million primarily consisting of the acquisition of CSTV Networks and outdoor advertising properties. In 2005, cash provided by investing activities from continuing operations of $4.98 billion reflected the $5.4 billion special dividend received from Viacom Inc. as well as proceeds from dispositions of $279.6 million, principally reflecting the sale of television and radio stations. These proceeds were partially offset by capital expenditures of $327.0 million and acquisitions of $462.9 million, primarily reflecting the acquisition of KOVR-TV in Sacramento and KIFR-FM, a San Francisco radio station. Capital expenditures increased $67.1 million, or 21%, to $394.1 million in 2006 from $327.0 million in 2005 principally reflecting spending for outdoor advertising structures, buildings and technical equipment. Capital expenditures increased $109.1 million, or 50%, to $327.0 million in 2005 from $217.9 million in 2004 principally reflecting additional broadcasting equipment and investments in infrastructures in preparation of the Separation on December 31, 2005. Net cash expenditures for investing activities from continuing operations of $200.8 million for the year ended December 31, 2004 principally reflected capital expenditures of $217.9 million primarily for investment in systems upgrades and building improvements.

        Capital expenditures for 2007 are anticipated to be in the range of $450 million to $475 million reflecting increases for outdoor advertising properties.

        Financing Activities.    In 2006, cash flow used for financing activities from continuing operations of $1.28 billion principally reflected repayment of notes of $832.0 million and dividend payments of $519.1 million, partially offset by proceeds of $91.1 million from the exercise of stock options. In 2005, cash flow used for financing activities from continuing operations of $7.15 billion principally reflected the purchase of Company common stock for $5.56 billion, repayment of notes and debentures of $1.44 billion and dividend payments of $451.3 million. These uses were partially offset by proceeds from the exercise of employee stock options of $317.5 million. In 2004, cash flow used for financing activities from continuing operations of $2.92 billion principally reflected the purchase of Company common stock for $2.50 billion and dividend payments of $415.2 million, partially offset by the exercise of employee stock options of $119.6 million.

Cash Dividends and Stock Purchase Program

        The Company declared a quarterly cash dividend on its Class A Common Stock and Class B Common Stock during each of the four quarters of 2006 for a total of $573.2 million. On February 27, 2007, the Company announced a 10% increase to its quarterly cash dividend from $.20 to $.22 per share. The dividend is payable on April 1, 2007 to stockholders of record as of March 7, 2007.

        Former Viacom declared a quarterly cash dividend on its common stock during each of the four quarters of 2005 and 2004 for a total of $440.9 million and $427.0 million, respectively.

        On February 27, 2007, the Company announced a stock purchase program under which the Company is authorized to purchase $1.5 billion of its Class B Common Stock. The Company expects to effect the buyback through an accelerated share repurchase program during March 2007.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

        During 2006, the Company did not purchase any shares under its $8.0 billion stock purchase program which has remaining authorization of $579.8 million. In 2005, on a trade date basis, Former Viacom purchased 79.6 million shares of class B common stock for approximately $5.46 billion. In 2004, on a trade date basis, Former Viacom purchased 34.2 million shares of class B common stock for approximately $2.53 billion.

Acquisitions and Dispositions

        On February 26, 2007, the Company completed the sale of its television station in New Orleans for $4.3 million. On February 7, 2007, the Company announced that it entered into an agreement to sell seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for approximately $185 million. On February 13, 2007, the Company entered into an exchange agreement with Liberty Media Corporation to exchange the stock of a subsidiary of the Company which holds CBS Corp.'s Green Bay television station and its satellite television station, and approximately $170 million in cash, subject to adjustment, for the 7.6 million shares of CBS Corp. Class B Common Stock held by Liberty Media Corporation. These transactions are subject to FCC approval and customary closing conditions. The Company recorded a pre-tax impairment charge of $65.2 million in the fourth quarter of 2006 to reduce the carrying value of allocated goodwill for the television stations to be disposed.

        During 2006, the Company entered into agreements to sell 39 radio stations in ten of its smaller markets for a total of approximately $668 million in cash. In December 2006, the Company completed the sale of five radio stations in the Buffalo market to Regent Communications Inc. for $125.0 million, resulting in a pre-tax gain of approximately $25 million included in "Other items, net" on the Consolidated Statement of Operations for the year ended December 31, 2006. As of February 15, 2007, the sales of an additional ten radio stations in the Kansas City, Columbus and Greensboro markets closed and the Company received $146.4 million. The remaining transactions are subject to customary closing conditions, including regulatory and other approvals.

        On June 30, 2006, the Company completed the sale of Paramount Parks to Cedar Fair, L.P. for $1.24 billion in cash.

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

        During the second quarter of 2005, the Company acquired KOVR-TV, a Sacramento television station, for approximately $285 million.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Capital Structure

At December 31,	2006	2005

Notes payable to banks	$3.1	$7.2
Senior debt—4.625%-8.875% due 2006—2051	7,006.2	7,919.9
Other notes	.8	1.0
Obligations under capital leases	115.2	125.4

Total debt	7,125.3	8,053.5
Less discontinued operations debt(a)	83.0	153.2

Total debt from continuing operations	7,042.3	7,900.3
Less current portion	15.0	747.1

Total long-term debt from continuing operations, net of current portion	$7,027.3	$7,153.2

  (a)
  Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

        Total debt of $7.13 billion at December 31, 2006 and $8.05 billion at December 31, 2005 was 23% and 27%, respectively, as a percentage of total capitalization of the Company.

        The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary CBS Operations Inc. Senior debt in the amount of $52.2 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

        As of December 31, 2006 and 2005, the Company's debt balances included (i) a net unamortized premium of $29.1 million and $31.8 million, respectively, and (ii) the decrease in the carrying value of the debt relating to fair value hedges of $17.5 million and $8.5 million, respectively.

        For the years ended December 31, 2006 and 2005, the following debt maturities and repurchases occurred:

Debt Maturities

        January 30, 2006, 6.40% senior notes, $800.0 million

        June 1, 2005, 7.75% senior notes, $951.0 million

        May 20, 2005, 7.15% senior notes, $500.0 million

Debt Repurchases

        During 2006, the Company repurchased $52.2 million of its 7.70% senior notes due 2010 and $50.0 million of its 6.625% senior notes due 2011, resulting in a loss on early extinguishment of debt of $6.0 million for the year ended December 31, 2006.

        For the year ended December 31, 2005, the Company repurchased approximately $21.2 million of its debt.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

        The Company's scheduled maturities of long-term debt at face value, including discontinued operations debt and excluding capital leases, at December 31, 2006 were as follows:

	2007	2008	2009	2010	2011	2012 and thereafter

Long-term debt	$700.8	$.8	$.8	$1,585.8	$950.1	$3,760.2

        At December 31, 2006, the Company classified $699.4 million of senior notes maturing in 2007 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

Credit Facility

        As of December 31, 2006, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"). The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the facility are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments. As of December 31, 2006, the remaining availability under this Credit Facility, net of outstanding letters of credit, was $2.79 billion.

        The Credit Facility contains covenants, which, among other things, require that the Company maintain a minimum interest coverage ratio. At December 31, 2006, the Company was in compliance with all covenants under the Credit Facility.

        The primary purpose of the Credit Facility is to support commercial paper borrowings. At December 31, 2006, the Company had no commercial paper borrowings under its $3.0 billion commercial paper program.

Accounts Receivable Securitization Programs

        As of December 31, 2006 and December 31, 2005, the Company had an aggregate of $550.0 million outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from the programs were used to reduce outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs meet certain performance ratios. As of December 31, 2006, the Company was in compliance with the required ratios under the receivable securitization programs.

Liquidity and Capital Resources

        The Company believes that its operating cash flows from continuing operations ($2.00 billion in 2006), cash and cash equivalents ($3.07 billion at December 31, 2006), borrowing capacity under committed bank facility (which consisted of an unused revolving Credit Facility of $2.79 billion at December 31, 2006), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments, and dividend and other financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film programming, and talent contracts will come primarily from cash flow from operations.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

        On February 27, 2007, the Company announced a stock purchase program under which the Company is authorized to purchase $1.5 billion of its Class B Common Stock. The Company expects to effect the buyback through an accelerated share repurchase program during March 2007.

        The Company continually projects anticipated cash requirements, which include capital expenditures, dividends, acquisitions and principal payments on its outstanding indebtedness, as well as cash flows generated from operating activities available to meet these needs. Any net cash funding requirements are financed with short-term borrowings (primarily commercial paper) and long-term debt. Commercial paper borrowings, which also accommodate day-to-day changes in funding requirements, are backed by the Credit Facility that may be utilized in the event that commercial paper borrowings are not available. The Company's credit position affords sufficient access to the capital markets to meet the Company's financing requirements.

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

        As of December 31, 2006, the Company's significant contractual obligations, including payments due by period, were as follows:

	Payments Due by Period
	Total	2007	2008-2009	2010-2011	2012 and thereafter

Programming and talent commitments (1)	$13,607.3	$3,481.6	$5,028.3	$3,460.7	$1,636.7
Guaranteed minimum franchise payments (2)	$2,951.2	$413.3	$745.2	$644.9	$1,147.8
Purchase obligations (3)	$713.0	$185.1	$206.2	$182.4	$139.3
Operating leases (4)	$2,092.0	$319.8	$508.0	$375.2	$889.0
Other long-term contractual obligations (5)	$943.1	$.5	$684.6	$234.7	$23.3
Long-term debt obligations (6)	$6,998.5	$700.8	$1.6	$2,535.9	$3,760.2
Interest commitments on long-term debt (7)	$5,821.4	$460.3	$894.2	$681.8	$3,785.1
Capital lease obligations (including interest) (8)	$151.6	$22.7	$34.5	$29.6	$64.8

(1)
Programming and talent commitments of the Company include $8.83 billion for the acquisition of sports programming rights, $3.33 billion relating to television, radio, and film production and acquisitions and $961.6 million for talent contracts.
(2)
Outdoor has franchise rights entitling it to display advertising on media including billboards, transit shelters, buses, rail systems, mall kiosks and stadium signage. Under most of these franchise agreements, the franchisor is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment.
(3)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(4)
Includes long-term noncancelable operating lease commitments for office space, equipment, transponders and studio facilities.
(5)
Long-term contractual obligations including program liabilities, participations due to producers and residuals.
(6)
Long-term debt obligations are presented at face value, including discontinued operations debt.
(7)
Future interest based on scheduled debt maturities, excluding capital leases.
(8)
Includes capital leases for satellite transponders.

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

Off-Balance Sheet Arrangements

        In connection with the Separation, Viacom Inc. has agreed to indemnify the Company with respect to obligations related to Blockbuster Inc. ("Blockbuster"), including certain Blockbuster store leases; Famous Players theater leases; certain UCI theatre leases; and certain theatre leases related to W.F. Cinema Holdings L.P. and Grauman's Theatres LLC.

        The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $375.6 million at December 31, 2006 and are not recorded on the Consolidated Balance Sheet as of December 31, 2006.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

        The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates.

•
The Company accounts for the production and distribution of television programming in accordance with Statement of Position 00-2 "Accounting by Producers or Distributors of Films" ("SOP 00-2"). SOP 00-2 requires management's judgment as it relates to the timing of the establishment of a secondary market for its television programming, and total estimated revenues to be earned and costs to be incurred throughout the life of each television program. These estimates are used to determine the amortization of capitalized television programming, expensing of participation costs, and any necessary net realizable value adjustments to capitalized television programming costs. For each television program, management bases these estimates on the performance of the television programming in the initial markets, the existence of future firm commitments to sell additional episodes of the program, and the past performance of similar television programs. These estimates are updated regularly based on information available as the television program progresses through its life cycle. Overestimating secondary market revenues or a failure to adjust for a downward change in the total estimated revenue could result in the understatement of the amortization of capitalized television programming costs, future net realizable value adjustments and impact the determination of participation expense.

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

•
Balance sheet reserves and liabilities related to legal issues, restructuring charges and discontinued businesses, including asbestos and environmental matters, require significant judgments and estimates by management. The Company continually evaluates these estimates based on changes in the relevant facts and circumstances and events that may impact estimates. While management believes that the current reserves for matters related to predecessor operations of the Company, including environmental and asbestos are adequate, there can be no assurance that circumstances will not change in future periods.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

•
Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate reflects the rate at which the pension benefit obligations could effectively be settled. The Company determined the discount rate by projecting the plans expected future benefit payments as defined for the projected benefit obligation. Those projected benefit payments are used to construct a high quality bond portfolio with interest and principal payments that provide the cash flows necessary to meet the projected benefit payments. The projected benefit payments are discounted by the weighted average yield of the bond portfolio. The expected return on plan assets assumption was derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. For 2006, the unrecognized actuarial losses decreased primarily due to an increase in the discount rate as well as higher than expected return from plan assets. For 2005, the unrecognized actuarial loss for pension increased principally as a result of change in mortality rate assumption and lower than expected returns from plan assets. A decrease in the discount rate or a decrease in the expected rate of return on plan assets would increase pension expense. The estimated impact of a 25 basis point change in the discount rate would be a change of approximately $15 million on 2007 pension expense and will change the projected benefit obligation by approximately $140 million. The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $10 million in 2007 pension expense.

•
The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. The Company is continually audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its tax reserves at December 31, 2006 reflect the probable outcome of known contingencies. Upon adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007, the Company will apply a more-likely-than-not recognition threshold when determining whether a tax position will be sustained and a reserve recognized pursuant to the measurement provisions of FIN 48. An estimated effective tax rate for a year is applied to quarterly operating results. In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and recorded in the same quarter. A number of years may elapse before a tax return containing tax matters, for which a reserve has been established, is audited and finally resolved. During 2006, the Company recognized $164.1 million of tax benefits related to the settlement of certain prior year income tax audits.

•
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R using the modified-prospective application method and, accordingly, recognizes compensation cost for stock-based compensation for all new or modified grants after the date of adoption. In addition, the Company recognizes the unvested portion of the grant-date fair value of awards granted prior to the adoption based on the fair values previously calculated for disclosure purposes. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model requires management to make significant judgments and estimates. The use of different assumptions and estimates in the Black-Scholes option pricing model could have a material impact on

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

  the estimated fair value of option grants and the related expense. The risk free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term was determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield for 2006 is based on the then current annual dividend. When calculating expected stock price volatility, the Company placed exclusive reliance on implied volatility due to the limited amount of trading history for CBS Corp. Class B Common Stock. In addition, given the existence of an actively traded market for CBS Corp. options, the Company was able to derive implied volatility using publicly traded options to purchase CBS Corp. Class B Common Stock that were trading near the grant date of the employee stock options at a similar exercise price and a remaining term of greater than one year. Although there is an active market for these publicly traded CBS Corp. options, the Company believes that due to their short trading history, the volatility of these options alone may not be indicative of expected volatility. As a result, the expected stock price volatility was determined using an average of the implied volatility of these options and the implied volatility of publicly traded options for entities with similar business characteristics within the Company's industry.

Legal Matters

        Shareholder Derivative Lawsuits and Demands.    Two shareholder derivative lawsuits, consolidated as In re Viacom Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions name each member of Former Viacom's Board of Directors, Messrs. Tom Freston and Leslie Moonves (each of whom were executive officers of Former Viacom), and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of Messrs. Redstone, Freston and Moonves was excessive and unwarranted and challenging the independence of certain Former Viacom directors. Mr. Redstone is the Company's Executive Chairman of the Board of Directors and Founder and Mr. Moonves is the Company's President and Chief Executive Officer. Mr. Freston was formerly Viacom Inc.'s President and Chief Executive Officer. Plaintiffs seek unspecified damages from the members of the Former Viacom Board of Directors for their alleged breach of fiduciary duties, disgorgement of the 2004 compensation paid to the above-named officers of Former Viacom, equitable relief, and attorney fees and expenses. The Company moved to dismiss the complaints and oral argument was heard on February 16, 2006. On June 26, 2006, the court denied the Company's motion to dismiss. The Company's appeal from that decision was argued on January 5, 2007, and the Company is awaiting a decision. The trial court proceedings have been stayed pending the resolution of the Company's appeal. On January 23, 2007, a new shareholder derivative action was filed in New York Supreme Court, which contains allegations similar to those in the earlier actions. Any liabilities in this matter adverse to the Company and/or Viacom Inc. will be shared equally between the Company and Viacom Inc. The Company believes that the plaintiffs' positions in these actions are without merit and it intends to vigorously defend itself in the litigation. The Company has received shareholder demands seeking access to books and records of the Company relating to executive compensation paid to Sumner M. Redstone, Tom Freston and Leslie Moonves, accompanied by statements that such demands are in furtherance of an investigation of possible mismanagement, self-dealing and corporate waste by directors and officers of Former Viacom. Another shareholder demand seeking access to books and records relates to the compensation of Sumner M. Redstone and Mel Karmazin (former Chief Operating Officer of Former Viacom). One of the demands also seeks access to books and records of the Company relating to Sumner M. Redstone's acquisition of a controlling interest in Midway Games Inc. The Company intends to comply with all reasonable requests. Under the Separation Agreement between the Company and Viacom Inc., liabilities in connection with executive compensation claims relating to officers of Former Viacom are shared equally by the Company and Viacom Inc.

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

        Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2006, the Company had pending approximately 73,310 asbestos claims, as compared with approximately 101,170 as of December 31, 2005 and approximately 112,140 as of December 31, 2004. Of the claims pending as of December 31, 2006, approximately 49,630 were pending in state courts, 21,020 in federal courts and, additionally, approximately 2,660 were third party claims pending in state courts. During 2006, the Company received approximately 6,470 new claims and closed or moved to an inactive docket approximately 34,330 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

        Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third party claims. The Company's total costs for the years 2006 and 2005 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $5.7 million and $37.2 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

        Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at December 31, 2006. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

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

        Payola.    The Attorney General of the State of New York has been conducting an investigation of record companies, radio stations and independent record promoters relating to the promotion and selection of music on radio stations, principally to determine whether radio stations have received

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

undisclosed payments which were tied to their decisions as to what songs to play, a practice commonly referred to as "payola." The Attorney General has entered into a settlement agreement with CBS Radio pursuant to which CBS did not admit to any violation of any law or regulation but agreed to implement certain business reforms. CBS Radio also agreed to make a $2.0 million payment to Rockefeller Philanthropy Advisors in connection with the settlement. The Attorney General has also entered into settlements with the major record labels and with one other major radio company. The FCC, based on information provided to it by the Attorney General, has also initiated a "payola" investigation and CBS Radio is in the process of providing further information which the FCC has requested pursuant to a Letter of Inquiry.

        Indecency Regulation.    On March 15, 2006, the FCC released certain decisions relating to indecency complaints against certain of the Company's owned television stations and affiliated stations. The FCC ruled in the Super Bowl proceeding and ordered the Company to pay a forfeiture of $550,000. On May 31, 2006, the FCC denied the Company's petition for reconsideration. On July 28, 2006, the Company filed a Petition for Review of the forfeiture and denial of reconsideration with the U.S. Court of Appeals for the Third Circuit and paid the $550,000 forfeiture under protest so that the Company could bring an appeal. The Company has appealed the Super Bowl decision in the U.S. Court of Appeals for the Third Circuit.

        On March 15, 2006, the FCC also notified certain of the Company's television stations and certain affiliates of the CBS Network of apparent liability for forfeitures relating to a broadcast of the program Without a Trace. The FCC proposed to assess a forfeiture of $32,500 against each of these stations, totaling $260,000 for the Company's owned stations. The Company is contesting the FCC decision and the proposed forfeitures. Also, on March 15, 2006, as part of an omnibus indecency order, the FCC ruled that a broadcast of The Early Show was indecent, but declined to issue forfeiture. That decision and others are the subject of a petition for review filed in the U.S. Court of Appeals for the Second Circuit by the Company, as well as the other broadcast networks and their affiliate associations. The U.S. Court of Appeals for the Second Circuit remanded the matter to the FCC and, on November 6, 2006, the FCC issued a decision reversing the part of its decision that found The Early Show broadcast to be indecent. However, the FCC affirmed its findings that the fleeting and isolated utterances broadcast on another broadcast network are indecent and the case continues to be litigated by the parties. The parties are awaiting a decision. Additionally, the Company, from time to time, has received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on the Company's broadcasting stations included indecent material. In a separate matter, a new law increased the maximum forfeiture for a single indecency violation to $325,000, with a maximum forfeiture exposure of $3,000,000 for any continuing violation arising from a single act or failure to act, which amounts will be effective when the FCC issues implementing regulations.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

Market Risk

        The Company is exposed to market risk related to foreign currency exchange rates and interest rates. The Company uses derivative financial instruments to modify its exposure to market risks from fluctuations in foreign currency exchange rates and interest rates. In accordance with its policy, the Company does not use derivative instruments unless there is an underlying exposure and, therefore, the Company does not hold or enter into financial instruments for speculative trading purposes.

  Foreign Exchange Risk

        The Company conducts business with companies in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. dollar. In order to hedge anticipated cash flows and foreign currency balances in such currencies as the British Pound, the Euro, the Canadian Dollar, the Mexican Peso and the Australian Dollar, foreign currency forward and option contracts are used. Additionally, the Company designates forward contracts used to hedge future production costs as cash flow hedges, and may designate certain forward contracts as a hedge of the foreign currency exposure of a net investment in a foreign operation. The change in fair value of the non-designated contracts is included in current period results as part of "Other items, net." The Company manages the use of foreign exchange derivatives centrally. At December 31, 2006, the notional value of all foreign exchange contracts was $225.9 million, of which $16.8 million relates to the hedging of future production costs. The remaining $209.1 million represents hedges of underlying foreign currency balances and expected foreign currency cash flows. At December 31, 2005, the notional value of all foreign exchange contracts was $221.4 million, which represented hedges of underlying foreign currency balances and expected foreign currency cash flows.

  Interest Rate Risk

        All of the Company's long-term debt has been issued under fixed interest rate agreements. The Company has entered into fixed-to-floating rate swap agreements for a portion of this debt, which are designated as fair value hedges. These swaps expose the Company to movements in short-term interest rates. Based on the amount of fixed-to-floating rate swaps and receivable securitization programs outstanding at December 31, 2006, a 100 basis point change in interest rates would cause a $11.0 million change to pre-tax earnings. As of December 31, 2006, if all parties were to agree, the swaps could have been terminated by a net payment from the Company of approximately $18.0 million, including accrued interest.

  At December 31, 2006, the Company was a party to the following outstanding fair value hedges:

    Interest rate swaps totaling $700 million in notional amount, which mature on May 1, 2007.

    Interest rate swaps totaling $300 million in notional amount, which mature on May 15, 2018.

  At December 31, 2006 and 2005, the Company did not have any interest rate cash flow hedges outstanding.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2006 or 2005, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

Related Parties

        National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as the Executive Chairman of the Board of Directors for both CBS Corp. and Viacom Inc. At December 31, 2006, NAI beneficially owned CBS Corp.'s Class A Common Stock, representing approximately 76% of the voting power of all classes of CBS Corp.'s Common Stock, and approximately 11% of the CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

        On October 28, 2004, Former Viacom entered into an agreement (the "NAIRI Agreement") with NAI and NAIRI, Inc. ("NAIRI"), a wholly owned subsidiary of NAI, pursuant to which Former Viacom agreed to buy, and NAI and NAIRI agreed to sell, a number of shares of Class B Common Stock each month such that the ownership percentage of Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of purchases of shares of Former Viacom common stock under its $8.0 billion stock purchase program announced in October 2004. Pursuant to this agreement, Former Viacom purchased 9.2 million shares of Former Viacom class B common stock from NAIRI for $628.9 million in 2005. All Former Viacom share and per share data have been adjusted to reflect the Share Conversion. The Company did not make any purchases under this stock purchase program during 2006.

        Viacom Inc.    In accordance with the terms of the Separation Agreement, Viacom Inc. paid to the Company an estimated special dividend of $5.4 billion in December 2005. Pursuant to the provisions of the Separation Agreement, the estimated special dividend is subject to adjustment. During 2006, Viacom Inc. paid to the Company the net undisputed adjustment to the special dividend of $172 million plus net interest of $3.1 million. In January 2007, CBS Corp. and Viacom Inc. resolved the remaining disputed items with respect to the special dividend and Viacom Inc. paid to the Company an additional $170 million, resulting in an aggregate adjustment to the special dividend of $342 million.

        CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. Simon & Schuster is also involved in transactions with Viacom Inc. that have not been material in any of the periods presented. CBS Corp.'s total revenues from these transactions were $222.8 million, $173.6 million and $378.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

        CBS Corp., through Showtime Networks and CBS Television, purchases motion picture programming from Viacom Inc., primarily Paramount Pictures. The costs of these purchases are initially recorded as programming inventory and amortized over the life of the contract or projected useful life of the programming. In addition, CBS Corp. places advertisements with various subsidiaries of Viacom Inc. The total purchases from these transactions were $198.7 million, $153.1 million and $155.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

        The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets:

At December 31,	2006	2005

Amounts due from Viacom Inc.
Receivables	$187.2	$235.8
Other assets (Receivables, non-current)	260.7	225.2

Total amounts due from Viacom Inc.	$447.9	$461.0

Amounts due to Viacom Inc.
Accounts payable	$5.2	$3.3
Program rights	56.1	64.7
Other liabilities (Program rights, non-current)	10.7	41.2

Total amounts due to Viacom Inc.	$72.0	$109.2

        Other Related Parties    The Company owned approximately 19% of Westwood One as of December 31, 2006, which is accounted for by the Company as an equity investment. Two members of Westwood One's current board of directors are officers of CBS Radio. CBS Radio receives compensation for providing management services to Westwood One pursuant to a Management Agreement, including the services of a chief executive officer who is an employee of CBS Radio. Westwood One and CBS Radio also are parties to a Representation Agreement (including a related News Programming Agreement, Trademark License Agreement and Technical Services Agreement) pursuant to which Westwood One operates the CBS Radio Networks and CBS Radio is paid an annual fee. The Management Agreement and Representation Agreement expire on March 31, 2009. Certain of the Company's radio stations and Westwood One have affiliation agreements pursuant to which such radio stations air programs and/or commercials supplied by Westwood One and, in return, the stations receive affiliation fees and certain programming cost reimbursements. CBS Television also has arrangements with Westwood One relating to the provision of news and sports programming to Westwood One. Revenues from all of these arrangements were approximately $75.6 million, $81.3 million and $82.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

        The Company, through the normal course of business, is involved in transactions with other affiliated companies that have not been material in any of the periods presented.

Adoption of New Accounting Standards

        Effective December 31, 2006, the Company adopted SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"), effective for fiscal years ending after December 15, 2006. SFAS 158 requires the balance sheet recognition of the overfunded or underfunded status of each defined benefit pension plan and other postretirement benefit plan as an asset or a liability along with a corresponding after-tax adjustment to accumulated other comprehensive income (loss) included in stockholders' equity. The incremental effect of the adoption was a decrease of $51.1 million to stockholders' equity.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108 ("SAB 108"), effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment. The

Management's Discussion and Analysis of
Results of Operations and Financial Condition
(Tabular dollars in millions, except per share amounts)

adoption of SAB 108 as of December 31, 2006, had no effect on the Company's consolidated financial statements.

Recent Pronouncements

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

        In June 2006, the FASB issued FIN 48, effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective January 1, 2007, the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings. The Company does not expect the adoption of FIN 48 to have a material effect on the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

        Response to this is included in "Management's Discussion and Analysis of Results of Operations and Financial Condition—Market Risk."

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the effectiveness of internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act. Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

        Management conducted an evaluation of the effectiveness of the registrant's internal control over financial reporting as of December 31, 2006 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2006.

        Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CBS CORPORATION
By:	/s/ LESLIE MOONVES Leslie Moonves President Chief Executive Officer
By:	/s/ FREDRIC G. REYNOLDS Fredric G. Reynolds Executive Vice President Chief Financial Officer
By:	/s/ SUSAN C. GORDON Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CBS Corporation:

        We have completed integrated audits of CBS Corporation's consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CBS Corporation and its subsidiaries (the "Company") at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Notes 1 and 14, respectively, to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective January 1, 2006, and the manner in which it accounts for defined benefit pension and other postretirement plans as of December 31, 2006. As discussed in Note 1 to the consolidated financial statements, the Company adopted EITF Topic No. D-108, "Use of the Residual Method to Value Acquired Assets Other Than Goodwill," as of December 31, 2004, changing the method for valuing FCC licenses for purposes of impairment testing.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
March 1, 2007

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2006		2005		2004

Revenues		$14,320.2		$14,113.0		$14,138.3
Expenses:
Operating		8,424.8		8,378.3		8,366.2
Selling, general and administrative		2,784.3		2,679.7		2,526.8
Impairment charges (Note 4)		65.2		9,484.4		17,997.1
Depreciation and amortization		439.5		440.1		449.8

Total expenses		11,713.8		20,982.5		29,339.9

Operating income (loss)		2,606.4		(6,869.5)		(15,201.6)
Interest expense		(565.5)		(720.5)		(694.0)
Interest income		112.1		21.3		21.0
Loss on early extinguishment of debt		(6.0)		—		—
Other items, net		(14.3)		4.3		24.4

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies, minority interest and cumulative effect of accounting change		2,132.7		(7,564.4)		(15,850.2)
Provision for income taxes		(652.2)		(794.2)		(597.1)
Equity in earnings (loss) of affiliated companies, net of tax		(97.0)		(1.5)		19.2
Minority interest, net of tax		(.6)		(.5)		(.6)

Net earnings (loss) from continuing operations		1,382.9		(8,360.6)		(16,428.7)

Discontinued operations (Note 3):
Earnings from discontinued operations before income taxes		453.5		2,290.4		965.6
Provision for income taxes		(175.9)		(1,018.9)		(686.7)

Net earnings from discontinued operations		277.6		1,271.5		278.9

Net earnings (loss) before cumulative effect of accounting change		1,660.5		(7,089.1)		(16,149.8)
Cumulative effect of accounting change, net of tax (Note 1)		—		—		(1,312.4)

Net earnings (loss)		$1,660.5		$(7,089.1)		$(17,462.2)

Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations		$1.81		$(10.59)		$(19.17)
Net earnings from discontinued operations		$.36		$1.61		$.33
Net earnings (loss) before cumulative effect of accounting change		$2.17		$(8.98)		$(18.84)
Cumulative effect of accounting change		$—		$—		$(1.53)
Net earnings (loss)		$2.17		$(8.98)		$(20.37)
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations		$1.79		$(10.59)		$(19.17)
Net earnings from discontinued operations		$.36		$1.61		$.33
Net earnings (loss) before cumulative effect of accounting change		$2.15		$(8.98)		$(18.84)
Cumulative effect of accounting changes		$—		$—		$(1.53)
Net earnings (loss)		$2.15		$(8.98)		$(20.37)
Weighted average number of common shares outstanding:
Basic		765.2		789.7		857.2
Diluted		771.8		789.7		857.2
Dividends per common share	$	..74	$	..56	$	..50

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$3,074.6	$1,655.3
Receivables, less allowances of $152.6 (2006) and $147.2 (2005)	2,824.0	2,726.1
Programming and other inventory (Note 7)	982.9	970.0
Deferred income tax assets, net (Note 13)	307.7	468.9
Prepaid expenses	163.7	196.8
Other current assets	593.6	669.5
Current assets of discontinued operations (Note 3)	197.6	108.9

Total current assets	8,144.1	6,795.5

Property and Equipment:
Land	343.7	342.8
Buildings	582.3	580.7
Capital leases	207.3	209.2
Advertising structures	1,619.0	1,528.1
Equipment and other	1,522.3	1,356.1

	4,274.6	4,016.9
Less accumulated depreciation and amortization	1,460.8	1,280.5

Net property and equipment	2,813.8	2,736.4

Programming and other inventory (Note 7)	1,665.6	1,884.4
Goodwill (Note 4)	18,821.5	18,629.8
Intangible assets (Note 4)	10,425.0	10,514.2
Other assets	1,553.2	1,555.0
Assets of discontinued operations (Note 3)	85.6	914.3

Total Assets	$43,508.8	$43,029.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$502.3	$588.6
Accrued expenses	765.7	710.6
Accrued compensation	375.3	362.3
Participants' share and royalties payable	767.5	867.9
Program rights	906.9	862.4
Deferred revenue	268.4	265.1
Income taxes payable	3.3	84.2
Current portion of long-term debt (Note 10)	15.0	747.1
Other current liabilities	776.4	737.9
Current liabilities of discontinued operations (Note 3)	18.7	152.5

Total current liabilities	4,399.5	5,378.6

Long-term debt (Note 10)	7,027.3	7,153.2
Pension and postretirement benefit obligations (Note 14)	1,993.3	2,401.1
Deferred income tax liabilities, net (Note 13)	2,310.7	2,022.3
Other liabilities	3,595.6	3,750.9
Liabilities of discontinued operations (Note 3)	658.9	584.8
Commitments and contingencies (Note 15)
Minority interest	1.0	1.7
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375.0 shares authorized; 61.5 (2006) and 65.7 (2005) shares issued	.1	.1
Class B Common Stock, par value $.001 per share; 5,000.0 shares authorized; 715.5 (2006) and 695.0 (2005) shares issued	.7	.7
Additional paid-in capital	44,259.3	44,304.4
Retained deficit	(20,175.9)	(21,836.4)
Accumulated other comprehensive loss (Note 1)	(246.3)	(397.5)

	23,837.9	22,071.3
Less treasury stock, at cost; 8.6 (2006) and 9.0 (2005) Class B Shares	315.4	334.3

Total Stockholders' Equity	23,522.5	21,737.0

Total Liabilities and Stockholders' Equity	$43,508.8	$43,029.6

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2006	2005	2004

Operating Activities:
Net earnings (loss)	$1,660.5	$(7,089.1)	$(17,462.2)
Less: Net earnings from discontinued operations	277.6	1,271.5	278.9
Less: Cumulative effect of accounting change, net of tax	—	—	(1,312.4)

Net earnings (loss) from continuing operations	1,382.9	(8,360.6)	(16,428.7)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash flow from operating activities:
Depreciation and amortization	439.5	440.1	449.8
Impairment charges	65.2	9,484.4	17,997.1
Stock-based compensation	64.3	17.6	—
Net gain on dispositions	(28.5)	(44.0)	(45.3)
Equity in (earnings) loss of affiliated companies, net of tax	97.0	1.5	(19.2)
Distributions from affiliated companies	8.9	9.5	12.6
Minority interest, net of tax	.6	.5	.6
Amortization of deferred financing costs	5.4	8.4	9.8
Change in operating assets and liabilities:
(Increase) decrease in receivables	(215.0)	40.1	(126.8)
(Increase) decrease in inventory and related program and participation liabilities, net	151.8	(69.8)	95.5
(Increase) decrease in other assets	136.4	(180.6)	(189.6)
Increase (decrease) in accounts payable and accrued expenses	(176.6)	156.7	(276.3)
Increase in income taxes payable and net deferred tax liabilities	68.6	286.6	174.8
Decrease in deferred revenue	(4.0)	(6.8)	(41.7)
Other, net	6.0	38.7	(54.4)

Net cash flow provided by operating activities from continuing operations	2,002.5	1,822.3	1,558.2

Net cash flow provided by (used for) operating activities from discontinued operations (Note 3)	(114.1)	1,714.7	2,082.4

Net cash flow provided by operating activities	1,888.4	3,537.0	3,640.6

Investing Activities:
Acquisitions, net of cash acquired	(97.9)	(462.9)	(64.0)
Capital expenditures	(394.1)	(327.0)	(217.9)
Investments in and advances to affiliated companies	(110.0)	(29.5)	(3.4)
Net receipts from Viacom Inc. related to the Separation	65.6	5,400.0	—
Proceeds from the sale of Paramount Parks	1,242.1	—	—
Proceeds from other dispositions	142.5	279.6	17.1
Proceeds from sale of investments	2.5	123.4	70.2
Other, net	(1.2)	(2.1)	(2.8)

Net cash flow provided by (used for) investing activities from continuing operations	849.5	4,981.5	(200.8)

Net cash flow used for investing activities from discontinued operations (Note 3)	(34.5)	(213.7)	(332.9)

Net cash flow provided by (used for) investing activities	815.0	4,767.8	(533.7)

Financing Activities:
Repayments to banks, including commercial paper, net	(4.8)	(1.6)	(26.1)
Repayment of notes and debentures	(832.0)	(1,440.3)	(80.3)
Payment of capital lease obligations	(14.7)	(13.5)	(12.8)
Purchase of Company common stock	(6.2)	(5,562.6)	(2,503.3)
Dividends	(519.1)	(451.3)	(415.2)
Proceeds from exercise of stock options	91.1	317.5	119.6
Other, net	1.6	—	(.9)

Net cash flow used for financing activities from continuing operations	(1,284.1)	(7,151.8)	(2,919.0)

Net cash flow used for financing activities from discontinued operations (Note 3)	—	(425.9)	(110.4)

Net cash flow used for financing activities	(1,284.1)	(7,577.7)	(3,029.4)

Net increase in cash and cash equivalents	1,419.3	727.1	77.5
Cash and cash equivalents at beginning of year (includes $0 (2006), $150.0 (2005) and $293.1 (2004) of discontinued operations cash)	1,655.3	928.2	850.7

Cash and cash equivalents at end of year (includes $0 (2006), $0 (2005) and $150.0 (2004) of discontinued operations cash)	$3,074.6	$1,655.3	$928.2

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Year Ended December 31,
	2006		2005		2004

	Shares	Amount	Shares	Amount	Shares	Amount

Class A Common Stock:
Balance, beginning of year	65.7	$.1	66.7	$1.3	66.8	$1.3
Conversion of A shares into B shares	(4.2)	—	—	—	(.1)	—
Retirement of Treasury Stock	—	—	(1.0)	—	—	—
Change in par value to $.001	—	—	—	(1.2)	—	—

Balance, end of year	61.5	.1	65.7	.1	66.7	1.3

Class B Common Stock:
Balance, beginning of year	695.0	.7	868.9	17.4	865.4	17.3
Exercise of stock options	5.7	—	8.4	.2	3.4	.1
Conversion of A shares into B shares	4.2	—	—	—	.1	—
Retirement of Treasury Stock	(.2)	—	(182.3)	(3.7)	—	—
Issuance of stock for RSU vest	.6	—	—	—	—	—
Issuance of stock for CSTV acquisition	10.2	—	—	—	—	—
Change in par value to $.001	—	—	—	(13.2)	—	—

Balance, end of year	715.5	.7	695.0	.7	868.9	17.4

Additional Paid-In Capital:
Balance, beginning of year		44,304.4		66,027.7		65,840.3
Exercise of stock options, including tax benefit		117.9		423.9		170.2
Stock-based compensation		64.3		31.8		—
Retirement of Treasury Stock		(11.5)		(14,021.8)		—
Dividends		(573.2)		(440.9)		—
Spin-off of Viacom Inc.		84.7		(7,730.7)		—
CSTV acquisition		272.7		—		—
Change in par value to $.001		—		14.4		—
Adjustments for stock options and share issuances from prior acquisitions		—		—		21.0
Reversal of deferred taxes attributable to accelerated stock options from prior acquisitions		—		—		(3.8)

Balance, end of year		44,259.3		44,304.4		66,027.7

Retained Earnings (Deficit):
Balance, beginning of year		(21,836.4)		(14,747.3)		3,141.9
Net earnings (loss)		1,660.5		(7,089.1)		(17,462.2)
Dividends		—		—		(427.0)

Balance, end of year		(20,175.9)		(21,836.4)		(14,747.3)

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year		(397.5)		(356.0)		(351.2)
Other comprehensive income (loss)		202.3		(41.5)		(4.8)
Adoption of SFAS 158		(51.1)		—		—

Balance, end of year		(246.3)		(397.5)		(356.0)

Treasury Stock, at cost:
Balance, beginning of year	9.0	(334.3)	112.9	(8,918.8)	64.9	(5,444.6)
Class B Common Stock purchased	.2	(6.2)	79.6	(5,456.2)	34.2	(2,529.7)
Issuance of stock for deferred compensation	(.4)	13.6	(.2)	15.2	(.2)	18.5
Retirement of Treasury Stock	(.2)	11.5	(183.3)	14,025.5	—	—
Stock received for Blockbuster split-off	—	—	—	—	14.0	(963.0)

Balance, end of year	8.6	(315.4)	9.0	(334.3)	112.9	(8,918.8)

Total Stockholders' Equity		$23,522.5		$21,737.0		$42,024.3

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2006	2005	2004

Net Earnings (Loss)	$1,660.5	$(7,089.1)	$(17,462.2)

Other Comprehensive Income (Loss) from continuing operations, net of tax:
Minimum pension liability adjustment	92.7	(96.1)	(105.7)
Cumulative translation adjustments	127.2	33.5	71.9
Change in fair value of cash flow hedges	(.2)	—	(.5)
Unrealized gain (loss) on securities	1.2	(22.4)	19.8
Reclassification adjustment for net realized (gains) losses	.5	22.3	(18.1)

Total Other Comprehensive Income (Loss) from continuing operations, net of tax	221.4	(62.7)	(32.6)
Other Comprehensive Income (Loss) from discontinued operations, net of tax	(19.1)	21.2	27.8

Total Other Comprehensive Income (Loss), net of tax	202.3	(41.5)	(4.8)

Total Comprehensive Income (Loss)	$1,862.8	$(7,130.6)	$(17,467.0)

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions, except per share amounts)

1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business—CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") is comprised of the following segments: Television (CBS Television, comprised of the CBS Network, television stations, and its television production and syndication operations; Showtime Networks; and CSTV Networks), Radio (CBS Radio), Outdoor (CBS Outdoor) and Publishing (Simon & Schuster). On June 30, 2006, the Company sold Paramount Parks to Cedar Fair, L.P. for $1.24 billion in cash. As a result, Paramount Parks is presented as a discontinued operation in the consolidated financial statements for all periods presented. The CW, a new broadcast network and 50/50% joint venture with Warner Bros. Entertainment, was launched in September 2006. As a result, UPN ceased broadcasting its network schedule at the conclusion of the 2005/2006 broadcast season.

        The Separation—The separation of former Viacom Inc. ("Former Viacom") into two publicly traded entities, CBS Corp. and new Viacom Inc. ("Viacom Inc."), was completed on December 31, 2005 (the "Separation"). The Separation was accomplished pursuant to a merger in which a subsidiary of Former Viacom was merged with and into Former Viacom, with Former Viacom continuing as the surviving entity. On December 31, 2005, Former Viacom was renamed "CBS Corporation" and each outstanding share of Former Viacom class A common stock was converted into the right to receive .5 of a share of CBS Corp. class A common stock, $0.001 par value ("Class A Common Stock") and .5 of a share of Viacom Inc. class A common stock and each outstanding share of Former Viacom class B common stock was converted into the right to receive .5 of a share of CBS Corp. class B common stock, $0.001 par value ("Class B Common Stock") and .5 of a share of Viacom Inc. class B common stock. As a result of the one share for .5 share conversion ("Share Conversion"), all Former Viacom share and per share data have been adjusted for prior year periods presented, unless otherwise indicated.

        The Separation was accounted for by the Company as a spin-off of Viacom Inc. Accordingly, the operations of Viacom Inc. are presented as discontinued operations in the accompanying audited financial statements for the years ended December 31, 2005 and 2004. Included in discontinued operations, in the Consolidated Statement of Operations, are allocations of corporate expenses and Paramount Pictures corporate overhead including accounting, treasury, tax, legal, human resources, information systems and other services, to reflect the utilization of such shared services and fixed assets by Viacom Inc. These allocations were made using specific identification of costs, assets and liabilities, and reasonable allocation methodologies where specific identification was not determinable. In the opinion of management, the allocation methodologies are reasonable. The corporate expenses of CBS Corp. and Viacom Inc., operating as separate stand-alone entities, may have been different from those reflected in the Consolidated Statements of Operations.

        For the purpose of governing certain ongoing relationships between CBS Corp. and Viacom Inc. after the Separation, the Company and Viacom Inc. entered into various agreements including a separation agreement (the "Separation Agreement"), tax matters agreement and transition services agreement.

        In accordance with the terms of the Separation Agreement, Viacom Inc. paid to the Company an estimated special dividend of $5.4 billion in December 2005, which was subject to adjustment. During 2006, Viacom Inc. paid to the Company the net undisputed adjustment to the special dividend of $172 million plus net interest of $3.1 million. In January 2007, CBS Corp. and Viacom Inc. resolved the remaining disputed items with respect to the special dividend and Viacom Inc. paid to the Company an additional $170 million, resulting in an aggregate adjustment to the special dividend of $342 million.

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

        Programming Inventory—The Company acquires rights to programming and produces programming to exhibit on its broadcast and cable networks, and broadcast television and radio stations. The costs incurred in acquiring and producing programs are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable, and the program is accepted and available for airing.

        Television programming costs (which include direct production costs, production overhead and acquisition costs) are stated at the lower of amortized cost or net realizable value. Estimates for remaining total lifetime revenues are limited to the amount of revenue contracted for each episode in the initial market. Accordingly, television programming costs and participation costs incurred in excess of the amount of revenue contracted for each episode in the initial market are expensed as incurred on an episode by episode basis. Once it can be demonstrated that the program can be successfully licensed in the secondary market, estimates for all secondary market revenues such as domestic and foreign syndication, basic cable, home entertainment and merchandising are included in the estimated lifetime revenues of such television programming. Television programming costs incurred subsequent to the establishment of the secondary market are initially capitalized and amortized, and estimated liabilities for participations are accrued, based on the proportion that current period revenues bear to the estimated remaining total lifetime revenues. These estimates are periodically reviewed and adjustments, if any, will result in changes to amortization rates and estimated accruals for participations.

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

        Depreciation expense, including capitalized lease amortization, was $340.6 million (2006), $344.2 million (2005) and $365.8 million (2004). Amortization expense related to capital leases was $16.3 million (2006), $16.6 million (2005) and $14.0 million (2004). Accumulated amortization of capital leases was $94.2 million at December 31, 2006 and $79.9 million at December 31, 2005.

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

        Investments in affiliated companies are reviewed for impairment on a quarterly basis by comparing their fair value to their respective carrying amounts each quarter. The Company determines the fair value of its public company investments by reference to their publicly traded stock price. With respect to private company investments, the Company makes its estimate of fair value by considering recent investee equity transactions, discounted cash flow analyses, estimates based on comparable public company operating cash flow multiples and, in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred including the length of the time and the extent to which the market value has been below cost, the financial condition and near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value, and other factors influencing the fair market value, such as general market conditions.

        Goodwill and Intangible Assets—In accordance with Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company's intangible assets are considered to have finite or indefinite lives and are allocated to various reporting units, which are generally consistent with or one level below the Company's operating segments. Intangible assets with finite lives, which primarily consist of leasehold and franchise agreements, are generally amortized by the straight-line method over their estimated useful lives, which range from 5 to 40 years. Intangible assets with indefinite lives, which consist primarily of FCC licenses and goodwill, are not amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. If the carrying value of goodwill or the intangible asset exceeds its fair value, an impairment loss is recognized as a non-cash charge. Such a charge could have a significant effect on reported net earnings.

        Other Liabilities—Other liabilities consist primarily of residual liabilities of previously disposed businesses, deferred compensation and other employee benefit accruals.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        Discontinued Operations—The consolidated financial statements of the Company present Paramount Parks and Viacom Inc., as discontinued operations in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

        Businesses that have been previously disposed of by the Company prior to January 1, 2002, were accounted for as discontinued operations in accordance with Accounting Principles Board ("APB") Opinion No. 30. Assets and liabilities related to these businesses primarily include aircraft leases that are generally expected to liquidate in accordance with contractual terms.

        Revenue Recognition—Advertising revenues, net of agency commissions, are recognized in the period during which advertising spots are aired or displayed. If there is a guarantee to deliver a targeted audience rating, revenues are recognized for the actual audience rating delivered, based on the ratings data published by independent audience ratings measurement companies. Revenues are deferred for any shortfall in the audience rating with respect to an advertising spot until such time as the required audience rating is delivered.

        Subscriber fees for cable networks are recognized in the period the service is provided. Costs for advertising and marketing services provided by cable, satellite and other distributors are recorded in selling, general and administrative expenses in accordance with the guidance in Emerging Issues Task Force ("EITF") No 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)."

        Revenues from the sale of outdoor advertising space are recognized ratably over the contract terms. Publishing revenues are recognized when merchandise is shipped. Deferred revenue primarily consists of advanced billings to licensees under television licensing arrangements and unearned advertising revenue related to television advertising arrangements for which the revenue has not yet been earned. The amounts classified as current are expected to be earned within the next twelve months.

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

        Estimates for all secondary market revenues such as domestic and foreign syndication, basic cable, home entertainment and merchandising are not included in the estimated lifetime revenues of a television series until it is demonstrated that the program can be successfully licensed in such secondary market.

        Sales of Multiple Products or Services—The Company follows EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables" for revenue recognition of revenues derived from a single contract that contains multiple products or services.

        Advertising—Advertising costs are expensed as incurred. The Company incurred total advertising expenses of $369.5 million (2006), $426.8 million (2005) and $408.6 million (2004).

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

        Foreign Currency Translation and Transactions—The Company's foreign subsidiaries' assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The resulting translation gains or losses are included as a separate component of stockholders' equity in accumulated other comprehensive income (loss). Foreign currency transaction gains and losses have been included in "Other items, net" in the Consolidated Statements of Operations.

        Provision for Doubtful Accounts—The provision for doubtful accounts charged to expense was $39.9 million (2006), $33.7 million (2005) and $85.6 million (2004).

        Net Earnings (Loss) per Common Share—Basic earnings (loss) per share ("EPS") is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs") and restricted shares only in the periods in which such effect would have been dilutive. For the year ended December 31, 2006, options to purchase 33.5 million shares of Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the years ended December 31, 2005 and 2004, 77.2 million and 81.2 million options, respectively, were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive since the Company reported a net loss from continuing operations. For the year ended December 31, 2005, 1.4 million RSUs were also excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

        The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

Year Ended December 31,	2006	2005	2004

Weighted average shares for basic EPS	765.2	789.7	857.2
Dilutive effect of shares issuable under stock-based compensation plans	6.6	—	—

Weighted average shares for diluted EPS	771.8	789.7	857.2

        Comprehensive Income (Loss)—As of December 31, 2006, the components of accumulated other comprehensive income (loss) are net of the following tax (provision) benefits: $400.3 million for net

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

actuarial losses and net prior service costs related to pension and other postretirement plans, $.1 million for change in fair value of cash flow hedges and $(1.8) million for unrealized gain on securities.

	Minimum Pension Liability Adjustment	Net Actuarial Losses and Net Prior Service Costs	Cumulative Translation Adjustments	Change in Fair Value of Cash Flow Hedges	Unrealized Gain (Loss) on Securities	Other Comprehensive Income (Loss) from Discontinued Operations	Accumulated Other Comprehensive Income (Loss)

At December 31, 2003	$(451.7)	$—	$130.5	$.5	$(.6)	$(29.9)	$(351.2)
2004 Activity	(105.7)	—	71.9	(.5)	1.7	27.8	(4.8)

At December 31, 2004	(557.4)	—	202.4	—	1.1	(2.1)	(356.0)
2005 Activity	(96.1)	—	33.5	—	(.1)	21.2	(41.5)

At December 31, 2005	(653.5)	—	235.9	—	1.0	19.1	(397.5)
2006 Activity	92.7	—	127.2	(.2)	1.7	(19.1)	202.3
Adoption of SFAS 158	560.8	(611.9)	—	—	—	—	(51.1)

At December 31, 2006	$—	$(611.9)	$363.1	$(.2)	$2.7	$—	$(246.3)

        Stock-based Compensation—Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R using the modified-prospective application method and, accordingly, recognizes compensation cost for stock-based compensation for all new or modified grants after the date of adoption. In addition, the Company recognizes the unvested portion of the grant-date fair value of awards granted prior to the adoption based on the fair values previously calculated for disclosure purposes. In accordance with this method of adoption, prior period results have not been restated.

        The following table summarizes the Company's stock-based compensation expense for the years ended December 31, 2006, 2005 and 2004:

Year Ended December 31,	2006	2005	2004

Stock options	$16.9	$—	$—
RSUs and restricted shares	47.4	17.6	—

Stock-based compensation expense	$64.3	$17.6	$—

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The following table reflects the pro forma effect on net loss from continuing operations and loss per share from continuing operations if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the years ended December 31, 2005 and 2004. See Note 12 for detailed assumptions.

Year Ended December 31,	2005	2004

Net loss from continuing operations before cumulative effect of accounting change	$(8,360.6)	$(16,428.7)
Option expense, net of tax	(235.8)	(225.5)

Net loss from continuing operations before cumulative effect of accounting change after option expense	$(8,596.4)	$(16,654.2)

Basic and diluted loss per share:
Net loss from continuing operations before cumulative effect of accounting change	$(10.59)	$(19.17)
Net loss from continuing operations before cumulative effect of accounting change after option expense	$(10.89)	$(19.43)

        For the years ended December 31, 2005 and 2004, respectively, if the Company had applied the fair value recognition provision of SFAS 123, an additional expense of $143.7 million and $137.0 million, net of tax and minority interest, would have been recognized in discontinued operations.

        Effective March 8, 2005, the vesting of certain unvested stock options granted from 1999 through 2004 was accelerated. Incremental after-tax expense of $168.2 million in continuing operations and $108.4 million in discontinued operations associated with the acceleration was reflected in the 2005 pro forma disclosure.

        Adoption of New Accounting Standards—Effective December 31, 2006, the Company adopted SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"), effective for fiscal years ending after December 15, 2006. SFAS 158 requires the balance sheet recognition of the overfunded or underfunded status of each defined benefit pension plan and other postretirement benefit plan as an asset or a liability along with a corresponding after-tax adjustment to accumulated other comprehensive income (loss) included in stockholders' equity. The incremental effect of the adoption was a decrease of $51.1 million to stockholders' equity.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108 ("SAB 108"), effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment. The adoption of SAB 108 as of December 31, 2006, had no effect on the Company's consolidated financial statements.

        Effective December 31, 2004, the Company adopted EITF Topic No. D-108 "Use of the Residual Method to Value Acquired Assets Other Than Goodwill" ("D-108"). D-108 requires companies who have applied the residual value method in the valuation of intangible assets for purposes of impairment testing to use the direct value method. As a result of the adoption, the Company recorded a charge of $2.18 billion ($1.31 billion net of tax), or $1.53 per share, to reduce the intangible asset balances attributable to its television stations' FCC licenses. This charge has been reflected as a cumulative effect of accounting change, net of tax.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        Recent Pronouncements—In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The Company is currently evaluating the impact of the adoption of SFAS 157 on the consolidated financial statements.

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective January 1, 2007, the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings. The Company does not expect the adoption of FIN 48 to have a material effect on the Company's consolidated financial statements.

2)    SUBSEQUENT EVENT

        On February 27, 2007, the Company announced a stock purchase program under which the Company is authorized to purchase $1.5 billion of its Class B Common Stock. The Company expects to effect the buyback through an accelerated share repurchase program during March 2007.

3)    DISCONTINUED OPERATIONS

        On June 30, 2006, Paramount Parks was sold to Cedar Fair, L.P. for $1.24 billion in cash. The results of Paramount Parks are presented as discontinued operations in the consolidated financial statements for all periods presented.

        The Separation of Former Viacom was accounted for by the Company as a spin-off of Viacom Inc. Accordingly, the operations of Viacom Inc. are presented as discontinued operations in the Company's consolidated financial statements for the years ended December 31, 2005 and 2004.

        The following tables set forth the detail of CBS Corp.'s net earnings from discontinued operations. For the year ended December 31, 2006, net earnings from discontinued operations primarily reflected the operating results and gain on the sale of Paramount Parks. Net earnings from discontinued operations for the years ended December 31, 2005 and 2004 included the operating results of Paramount Parks and Viacom Inc.

Year Ended December 31, 2006	Total

Revenues from discontinued operations	$158.9

Loss from discontinued operations	$(1.3)
Gain on sale of Paramount Parks	454.8

Earnings from discontinued operations before income taxes	453.5
Provision for income taxes	(175.9)

Net earnings from discontinued operations	$277.6

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

Year Ended December 31, 2005	Viacom Inc.	Paramount Parks	Total

Revenues from discontinued operations	$9,489.1	$423.5	$9,912.6

Income from discontinued operations	$2,318.9	$52.6	$2,371.5
Loss on disposal of discontinued operations	(72.9)	—	(72.9)
Minority interest	(8.2)	—	(8.2)

Earnings from discontinued operations before income taxes	2,237.8	52.6	2,290.4
Provision for income taxes	(1,005.1)	(13.8)	(1,018.9)

Net earnings from discontinued operations	$1,232.7	$38.8	$1,271.5

Year Ended December 31, 2004	Viacom Inc.	Paramount Parks	Total

Revenues from discontinued operations	$12,518.0	$409.9	$12,927.9

Income from discontinued operations	$702.4	$48.6	$751.0
Loss on disposal of discontinued operations	(38.2)	—	(38.2)
Minority interest	252.8	—	252.8

Earnings from discontinued operations before income taxes	917.0	48.6	965.6
Provision for income taxes	(674.9)	(11.8)	(686.7)

Net earnings from discontinued operations	$242.1	$36.8	$278.9

        The results of Viacom Inc. for the years ended December 31, 2005 and 2004 include allocations of corporate expenses and Paramount Pictures corporate overhead including accounting, treasury, tax, legal, human resources, information systems and other services, to reflect the utilization of such shared services and fixed assets by Viacom Inc. These allocations were made using specific identification of costs, assets and liabilities and reasonable allocation methodologies where specific identification was not determinable. Total corporate costs allocated to Viacom Inc., excluding separation costs, were approximately $162.0 million and $136.2 million in 2005 and 2004, respectively, and are included in discontinued operations in the accompanying Consolidated Statements of Operations. In the opinion of management, the allocation methodologies are reasonable. The corporate expenses of CBS Corp. and Viacom Inc., operating as separate stand-alone entities, may have been different from those reflected in the Consolidated Statements of Operations.

        Included in discontinued operations in 2004 is a non-cash impairment charge of $1.50 billion ($1.16 billion, net of minority interest and tax) for the impairment of goodwill and other long-lived assets in accordance with SFAS 142 and SFAS 144.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The following table presents the major classes of assets and liabilities of discontinued operations, included in the Consolidated Balance Sheets:

	At December 31, 2006	At December 31, 2005
	Total(a)	Paramount Parks	Other(a)	Total

Current assets	$197.6	$29.3	$79.6	$108.9

Goodwill	—	274.5	—	274.5
Other assets	85.6	517.2	122.6	639.8

Non-current assets	85.6	791.7	122.6	914.3

Total Assets	$283.2	$821.0	$202.2	$1,023.2

Current liabilities(b)	$18.7	$62.0	$90.5	$152.5

Long-term debt	83.0	—	83.0	83.0
Other liabilities	575.9	93.6	408.2	501.8

Non-current liabilities	658.9	93.6	491.2	584.8

Total Liabilities	$677.6	$155.6	$581.7	$737.3

(a)
Primarily includes aircraft leases that are generally expected to liquidate in accordance with contractual terms.

(b)
2005 includes the current portion of long-term debt of $70.2 million.

4)    GOODWILL AND INTANGIBLE ASSETS

        For the year ended December 31, 2006, the changes in the book value of goodwill by segment were as follows:

	Balance at December 31, 2005(a)	Acquisitions		Dispositions	Impairment	Other(b)	Balance at December 31, 2006

Television	$8,535.8	$315.6	(c)	$—	$(65.2)	$(33.3)	$8,752.9
Radio	5,193.6	—		(60.2)	—	(44.8)	5,088.6
Outdoor	4,492.0	1.6		—	—	70.3	4,563.9
Publishing	408.4	7.6		—	—	.1	416.1

Total	$18,629.8	$324.8		$(60.2)	$(65.2)	$(7.7)	$18,821.5

(a)
Adjusted to reflect Paramount Parks as a discontinued operation (see Note 3).

(b)
Primarily includes foreign currency translation adjustments and purchase price adjustments for acquisitions.

(c)
Acquisition of CSTV Networks.

        At December 31, 2006 and December 31, 2005, the Company had approximately $10.43 billion and $10.51 billion of intangible assets, respectively. Amortization expense relating to intangible assets was $98.9 million (2006), $95.9 million (2005) and $84.0 million (2004).

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The Company's intangible assets were as follows:

At December 31, 2006	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$821.9	$(375.6)	$446.3
Franchise agreements	511.2	(190.2)	321.0
Other intangible assets	247.4	(133.1)	114.3

Total intangible assets subject to amortization	1,580.5	(698.9)	881.6
FCC licenses	9,531.4	—	9,531.4
Trade names	12.0	—	12.0

Total intangible assets	$11,123.9	$(698.9)	$10,425.0

At December 31, 2005	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Leasehold agreements	$807.7	$(327.5)	$480.2
Franchise agreements	509.6	(166.8)	342.8
Other intangible assets	219.9	(107.7)	112.2

Total intangible assets subject to amortization	1,537.2	(602.0)	935.2
FCC licenses	9,567.0	—	9,567.0
Trade names	12.0	—	12.0

Total intangible assets	$11,116.2	$(602.0)	$10,514.2

        The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years 2007 through 2011, to be as follows:

	2007	2008	2009	2010	2011

Amortization expense	$91.0	$89.6	$88.3	$84.4	$76.8

        The Company recorded a pre-tax impairment charge of $65.2 million in the fourth quarter of 2006 to reduce the carrying value of the allocated goodwill for certain television stations to be disposed (see Note 6).

        SFAS 142 requires the Company to perform an annual fair value-based impairment test of goodwill. The first step of the test examines whether or not the book value of each of the Company's reporting units exceeds its fair value. If the book value for a reporting unit exceeds its fair value, the second step of the test is required to compare the implied fair value of that reporting unit's goodwill with the book value of its goodwill. The Company's reporting units are generally one level below or at the operating segment level. Effective for the year ended December 31, 2006, the Company tested for goodwill impairment for the Radio operating segment at its geographic component level.

        The estimated fair value of each reporting unit was computed principally based upon the present value of future cash flows (Discounted Cash Flow Method) and both the traded and transaction values of comparable businesses (Market Comparable Method). The Discounted Cash Flow Method and Market Comparable Method were weighted equally and resulted in substantially equal fair values.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        As a result of the 2005 impairment test, the Company recorded an impairment charge of $9.48 billion in the fourth quarter of 2005. The $9.48 billion reflects charges to reduce the carrying value of goodwill at the Television segment of $6.44 billion and the Radio segment of $3.05 billion.

        During 2005, traded values decreased for both the television and radio broadcasting industries. Broadcast advertising spending is closely correlated to the U.S. economy, which was negatively impacted by, among other things, higher interest rates and energy prices. In addition, a reduction in advertising spending in certain business sectors led to a reduction in forecasted cash flows and long-term growth rates. As a result, the Company revised its revenue, operating profit and cash flow projections for the reporting units underlying the Television and Radio segments to reflect current market conditions.

        As a result of the impairment test performed for 2004, the Company recorded an impairment charge of $18.0 billion in the fourth quarter of 2004. The $18.0 billion reflected charges to reduce the carrying value of goodwill at the Radio segment of $10.94 billion and the Outdoor segment of $7.06 billion as well as a reduction of the carrying value of intangibles of $27.8 million related to the FCC licenses at the Radio segment. Several factors led to a reduction in forecasted cash flows and long-term growth rates for both Radio and Outdoor. Radio and Outdoor both fell short of budgeted revenue and operating income growth targets in 2004. Competition from other advertising media, including Internet advertising and cable and broadcast television, has reduced Radio and Outdoor growth rates. Also, the emergence of new competitors and technologies has necessitated a shift in management's strategy for the Radio and Outdoor businesses, including changes in composition of the sales force and operating management as well as increased levels of investment in marketing and promotion.

5)    RESTRUCTURING AND SEVERANCE CHARGES

        During September 2006, the Company combined the resources of its syndication and distribution operations. As a result, restructuring charges of $11.6 million were recorded in selling, general and administrative ("SG&A") expenses in the Television segment during the year ended December 31, 2006. The charges reflected severance costs of $9.7 million and legal, lease termination and other expenses of $1.9 million. The Company paid $.5 million of the restructuring charges during 2006.

        The CW, a new broadcast network and 50/50% joint venture with Warner Bros. Entertainment, was launched in September 2006. As a result, UPN ceased broadcasting its network schedule at the conclusion of the 2005/2006 broadcast season. In connection with the shutdown of UPN, the Television segment recorded shutdown costs of $24.0 million in SG&A expenses in the second quarter of 2006. The charges reflected costs associated with contract terminations of $13.6 million and severance, legal and other expenses of $10.4 million. The Company paid $4.4 million of the shutdown costs during the year ended December 31, 2006.

        In 2005, a severance charge of $11.3 million was recorded in SG&A expenses in the Television segment for organizational changes at Showtime Networks.

        In 2004, the Company recorded severance charges of $28.1 million due to management changes. The severance charges were recorded in SG&A expenses in the Television segment for $10.4 million and in Corporate for $17.7 million.

6)    ACQUISITIONS AND DISPOSITIONS

        On February 26, 2007, the Company completed the sale of its television station in New Orleans for $4.3 million. On February 7, 2007, the Company announced that it entered into an agreement to sell seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for approximately $185 million. On February 13, 2007, the Company entered

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

into an exchange agreement with Liberty Media Corporation to exchange the stock of a subsidiary of the Company which holds CBS Corp.'s Green Bay television station and its satellite television station, and approximately $170 million in cash, subject to adjustment, for the 7.6 million shares of CBS Corp. Class B Common Stock held by Liberty Media Corporation. These transactions are subject to FCC approval and customary closing conditions. The Company recorded a pre-tax impairment charge of $65.2 million in the fourth quarter of 2006 to reduce the carrying value of allocated goodwill for the television stations to be disposed.

        During 2006, the Company entered into agreements to sell 39 radio stations in ten of its smaller markets for a total of approximately $668 million in cash. In December 2006, the Company completed the sale of five radio stations in the Buffalo market to Regent Communications Inc. for $125.0 million, resulting in a pre-tax gain of approximately $25 million included in "Other items, net" on the Consolidated Statement of Operations for the year ended December 31, 2006. As of February 15, 2007, the sales of an additional ten radio stations in the Kansas City, Columbus and Greensboro markets closed and the Company received $146.4 million. The remaining transactions are subject to customary closing conditions, including regulatory and other approvals.

        On June 30, 2006, the Company completed the sale of Paramount Parks to Cedar Fair, L.P. for $1.24 billion in cash (see Note 3).

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

        During the fourth quarter of 2005, the Company acquired KIFR-FM, a San Francisco radio station, for approximately $95 million.

        During the second quarter of 2005, the Company acquired KOVR-TV, a Sacramento television station, for approximately $285 million.

7)    PROGRAMMING AND OTHER INVENTORY

At December 31,	2006	2005

Program rights	$2,021.0	$2,054.4
Television programming:
Released (including acquired libraries)	503.3	682.2
In process and other	40.1	48.9
Publishing, primarily finished goods	82.9	68.2
Other	1.2	.7

Total Programming and Other Inventory	2,648.5	2,854.4
Less current portion	982.9	970.0

Total Non-Current Programming and Other Inventory	$1,665.6	$1,884.4

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

8)    RELATED PARTIES

        National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as the Executive Chairman of the Board of Directors for both CBS Corp. and Viacom Inc. At December 31, 2006, NAI beneficially owned CBS Corp.'s Class A Common Stock, representing approximately 76% of the voting power of all classes of CBS Corp.'s Common Stock, and approximately 11% of the CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

        On October 28, 2004, Former Viacom entered into an agreement (the "NAIRI Agreement") with NAI and NAIRI, Inc. ("NAIRI"), a wholly owned subsidiary of NAI, pursuant to which Former Viacom agreed to buy, and NAI and NAIRI agreed to sell, a number of shares of Class B Common Stock each month such that the ownership percentage of Class A Common Stock and Class B Common Stock (considered as a single class) held by NAI and/or NAIRI would not increase as a result of purchases of shares of Former Viacom common stock under its $8.0 billion stock purchase program announced in October 2004. Pursuant to this agreement, Former Viacom purchased 9.2 million shares of Former Viacom class B common stock from NAIRI for $628.9 million in 2005. All Former Viacom share and per share data have been adjusted to reflect the Share Conversion. The Company did not make any purchases under this stock purchase program during 2006.

        Viacom Inc.    In accordance with the terms of the Separation Agreement, Viacom Inc. paid to the Company an estimated special dividend of $5.4 billion in December 2005. Pursuant to the provisions of the Separation Agreement, the estimated special dividend is subject to adjustment. During 2006, Viacom Inc. paid to the Company the net undisputed adjustment to the special dividend of $172 million plus net interest of $3.1 million. In January 2007, CBS Corp. and Viacom Inc. resolved the remaining disputed items with respect to the special dividend and Viacom Inc. paid to the Company an additional $170 million, resulting in an aggregate adjustment to the special dividend of $342 million.

        CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. Simon & Schuster is also involved in transactions with Viacom Inc. that have not been material in any of the periods presented. CBS Corp.'s total revenues from these transactions were $222.8 million, $173.6 million and $378.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

        CBS Corp., through Showtime Networks and CBS Television, purchases motion picture programming from Viacom Inc., primarily Paramount Pictures. The costs of these purchases are initially recorded as programming inventory and amortized over the life of the contract or projected useful life of the programming. In addition, CBS Corp. places advertisements with various subsidiaries of Viacom Inc. The total purchases from these transactions were $198.7 million, $153.1 million and $155.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets:

At December 31,	2006	2005

Amounts due from Viacom Inc.
Receivables	$187.2	$235.8
Other assets (Receivables, non-current)	260.7	225.2

Total amounts due from Viacom Inc.	$447.9	$461.0

Amounts due to Viacom Inc.
Accounts payable	$5.2	$3.3
Program rights	56.1	64.7
Other liabilities (Program rights, non-current)	10.7	41.2

Total amounts due to Viacom Inc.	$72.0	$109.2

        Other Related Parties    The Company owned approximately 19% of Westwood One, Inc. ("Westwood One") as of December 31, 2006, which is accounted for by the Company as an equity investment. Two members of Westwood One's current board of directors are officers of CBS Radio. CBS Radio receives compensation for providing management services to Westwood One pursuant to a Management Agreement, including the services of a chief executive officer who is an employee of CBS Radio. Westwood One and CBS Radio also are parties to a Representation Agreement (including a related News Programming Agreement, Trademark License Agreement and Technical Services Agreement) pursuant to which Westwood One operates the CBS Radio Networks and CBS Radio is paid an annual fee. The Management Agreement and Representation Agreement expire on March 31, 2009. Certain of the Company's radio stations and Westwood One have affiliation agreements pursuant to which such radio stations air programs and/or commercials supplied by Westwood One and, in return, the stations receive affiliation fees and certain programming cost reimbursements. CBS Television also has arrangements with Westwood One relating to the provision of news and sports programming to Westwood One. Revenues from all of these arrangements were approximately $75.6 million, $81.3 million and $82.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

        The Company, through the normal course of business, is involved in transactions with other affiliated companies that have not been material in any of the periods presented.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

9)    INVESTMENTS IN AFFILIATED COMPANIES

        The Company accounts for its investments in affiliated companies over which the Company has significant influence or ownership of more than 20% but less than or equal to 50% but not a controlling interest, under the equity method. Such investments principally include but are not limited to the Company's interest in The CW (50% owned), Quetzal (34% owned) and Sundance Channel (37% owned). Additionally, the Company owned approximately 19% in Westwood One at December 31, 2006, which is accounted for as an equity investment. Certain employees of CBS Radio serve as officers of Westwood One resulting in significant influence over its operations (see Note 8).

        For equity investments, a difference typically exists between the initial investment and the proportionate share in the underlying net assets of the investee. The unamortized difference was $9.8 million at December 31, 2005 and there was no unamortized difference at December 31, 2006.

        Based upon quoted market prices at December 31, 2006 and December 31, 2005, the aggregate market value of the Company's publicly traded investments was approximately $144.2 million and $299.6 million, respectively. The market value of each individual investment was not below its carrying value on the Consolidated Balance Sheet.

        During 2006 and 2005, the Company recorded after-tax non-cash charges of $94.2 million and $20.7 million, respectively, in "Equity in earnings (loss) of affiliated companies, net of tax" to reflect other-than-temporary declines in the market value of the Company's investment in Westwood One. In 2006 and 2005, the Company recorded pre-tax non-cash charges of $6.2 million and $67.9 million, respectively, in "Other items, net" to reflect other-than-temporary declines in the market value of certain radio cost investments. Also in 2005, the Company sold its investment in MarketWatch.com, for $101.5 million and recorded a pre-tax gain on the sale of $64.6 million in "Other items, net" in the Consolidated Statement of Operations.

        At December 31, 2006 and 2005, respectively, the Company had $42.5 million and $46.9 million of cost investments that are included as a component of "Other assets" in the Consolidated Balance Sheets. At December 31, 2006 the mark-to-market adjustments in fair value for the publicly traded cost investments were $2.7 million, net of tax, and were recorded as an increase in accumulated other comprehensive income.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

10)  BANK FINANCING AND DEBT

        Long-term debt consists of the following (a):

At December 31,	2006	2005

Notes payable to banks	$3.1	$7.2
6.40% Senior Notes due 2006	—	799.7
5.625% Senior Notes due 2007	699.4	703.0
7.70% Senior Notes due 2010	1,595.6	1,650.8
6.625% Senior Notes due 2011	947.1	996.2
8.625% Debentures due 2012	249.0	248.9
5.625% Senior Notes due 2012	599.5	599.4
8.875% Notes due 2014	98.6	98.6
7.625% Senior Debentures due 2016	199.4	199.3
4.625% Senior Notes due 2018	281.3	286.7
7.875% Debentures due 2023	224.1	224.1
7.125% Senior Notes due 2023 (b)	52.2	52.2
7.875% Senior Debentures due 2030	1,278.2	1,279.3
5.50% Senior Debentures due 2033	446.8	446.7
7.25% Senior Notes due 2051	335.0	335.0
Other notes	.8	1.0
Obligations under capital leases	115.2	125.4

Total debt	7,125.3	8,053.5
Less discontinued operations debt (c) (Note 3)	83.0	153.2

Total debt from continuing operations	7,042.3	7,900.3
Less current portion	15.0	747.1

Total long-term debt from continuing operations, net of current portion	$7,027.3	$7,153.2

  (a)
  Unless otherwise noted, the long-term debt instruments are issuances of CBS Corp. and are guaranteed by CBS Operations Inc.

  (b)
  Issue of CBS Broadcasting Inc., a wholly owned subsidiary of CBS Corp., which is not guaranteed.

  (c)
  Included in "Liabilities of discontinued operations" on the Consolidated Balance Sheets.

        As of December 31, 2006 and 2005, the Company's debt balances included (i) a net unamortized premium of $29.1 million and $31.8 million, respectively, and (ii) the decrease in the carrying value of the debt relating to fair value hedges of $17.5 million and $8.5 million, respectively.

        For the years ended December 31, 2006 and 2005, the following debt maturities and repurchases occurred:

Debt Maturities

    January 30, 2006, 6.40% senior notes, $800.0 million
    June 1, 2005, 7.75% senior notes, $951.0 million
    May 20, 2005, 7.15% senior notes, $500.0 million

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

Debt Repurchases

        During 2006, the Company repurchased $52.2 million of its 7.70% senior notes due 2010 and $50.0 million of its 6.625% senior notes due 2011, resulting in a loss on early extinguishment of debt of $6.0 million for the year ended December 31, 2006.

        For the year ended December 31, 2005, the Company repurchased approximately $21.2 million of its debt.

        The Company's scheduled maturities of long-term debt at face value, including discontinued operations debt and excluding capital leases, at December 31, 2006 were as follows:

	2007	2008	2009	2010	2011	2012 and thereafter

Long-term debt	$700.8	$.8	$.8	$1,585.8	$950.1	$3,760.2

        At December 31, 2006, the Company classified $699.4 million of senior notes maturing in 2007 as long-term debt on the Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

Credit Facility

        As of December 31, 2006, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"). The Company, at its option, may also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the facility are determined at the Company's option at the time of each borrowing and are based generally on the prime rate in the United States or the London Interbank Offer Rate ("LIBOR") plus a margin based on the Company's senior unsecured debt rating. The Company pays a facility fee based on the total amount of the commitments. As of December 31, 2006, the remaining availability under this Credit Facility, net of outstanding letters of credit, was $2.79 billion.

        The Credit Facility contains covenants, which, among other things, require that the Company maintain a minimum interest coverage ratio. At December 31, 2006, the Company was in compliance with all covenants under the Credit Facility.

        The primary purpose of the Credit Facility is to support commercial paper borrowings. At December 31, 2006, the Company had no commercial paper borrowings under its $3.0 billion commercial paper program.

Accounts Receivable Securitization Programs

        As of December 31, 2006 and December 31, 2005, the Company had an aggregate of $550.0 million outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from the programs were used to reduce outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs meet certain performance ratios. As of December 31, 2006, the Company was in compliance with the required ratios under the receivable securitization programs.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

11)  FINANCIAL INSTRUMENTS

        The Company's carrying value of financial instruments approximates fair value, except for differences with respect to the notes and debentures and certain differences related to other financial instruments that are not significant. At December 31, 2006, the carrying value of the senior debt and senior subordinated debt was $7.0 billion and the fair value, which is estimated based on quoted market prices and includes accrued interest, was $7.3 billion.

        The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates and interest rates. The Company does not hold or enter into financial instruments for speculative trading purposes. The foreign exchange hedging instruments used are spot, forward and option contracts. The foreign exchange contracts have principally been used to hedge the British Pound, the Euro, the Canadian Dollar, the Mexican Peso and the Australian Dollar. The Company designates forward contracts used to hedge future production costs as cash flow hedges.

        Additionally, the Company enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. The changes in fair value of the non-designated contracts are included in current period earnings as part of "Other items, net."

        All of the Company's long-term debt has been issued under fixed interest rate agreements. The Company has entered into fixed-to-floating rate swap agreements for a portion of this debt, which are designated as fair value hedges. These swaps expose the Company to movements in short-term interest rates. As of December 31, 2006, if all parties were to agree, the swaps could have been terminated by a net payment from the Company of approximately $18.0 million, including accrued interest.

        At December 31, 2006, the Company was a party to the following outstanding fair value hedges:

    Interest rate swaps totaling $700 million in notional amount, which mature on May 1, 2007.

    Interest rate swaps totaling $300 million in notional amount, which mature on May 15, 2018.

        At December 31, 2006 and 2005, the Company did not have any interest rate cash flow hedges outstanding.

        At December 31, 2006, the notional value of all foreign exchange contracts was $225.9 million of which $16.8 million relates to the hedging of future production costs. The remaining $209.1 million represents hedges of underlying foreign currency balances and expected foreign currency cash flows. At December 31, 2005, the notional value of all foreign exchange contracts was $221.4 million which represented hedges of underlying foreign currency balances and expected foreign currency cash flows.

        The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The Company's receivables do not represent significant concentrations of credit risk at December 31, 2006 or 2005, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

12)  STOCKHOLDERS' EQUITY

        Separation—The Separation of Former Viacom into two publicly traded entities, CBS Corp. and Viacom Inc., was completed on December 31, 2005. The Separation was accomplished pursuant to a merger in which a subsidiary was merged with and into Former Viacom, with Former Viacom continuing as the surviving entity. On December 31, 2005, Former Viacom was renamed "CBS Corporation" and each

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

outstanding share of Former Viacom class A common stock was converted into the right to receive .5 of a share of CBS Corp. Class A Common Stock and .5 of a share of Viacom Inc. class A common stock and each outstanding share of Former Viacom class B common stock was converted into the right to receive .5 of a share of CBS Corp. Class B Common Stock and ..5 of a share of Viacom Inc. class B common stock. As a result of the one share for .5 share conversion ("Share Conversion"), all Former Viacom share and per share data have been adjusted for prior periods presented, unless otherwise indicated.

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

        Treasury Stock—Immediately prior to the Separation, each share of Class A and Class B Common Stock held by the Company as treasury stock was automatically canceled except 9.0 million shares held for benefit plans. As a result, the Company canceled 1.0 million shares of Class A Common Stock and 182.3 million shares of Class B Common Stock. During 2006, the Company purchased .2 million shares of its Class B Common Stock that were surrendered by employees to the Company to satisfy their tax withholding obligations from the payment of shares related to the vesting of RSUs.

        Stock Purchase Program—Under its stock purchase programs, Former Viacom purchased shares of its class B common stock for each of the years as follows: 79.6 million shares for $5.46 billion (2005) and 34.2 million shares for $2.53 billion (2004). During 2006, the Company did not purchase any shares under its $8.0 billion stock purchase program which has remaining authorization of $579.8 million.

        Dividends—During each of the four quarters of 2006, the Company declared dividends on its Class A and Class B Common Stock resulting in total dividends of $573.2 million. During each of the four quarters of 2005 and 2004, Former Viacom declared dividends on its class A and class B common stock resulting in total dividends of $440.9 million in 2005 and $427.0 million in 2004. Dividend declarations in 2006 and 2005 were recorded as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

        Conversion Rights—Holders of Class A Common Stock have the right to convert their shares to Class B Common Stock at any time. Conversions of CBS Corp. Class A shares into Class B shares for the year ended December 31, 2006 was 4.2 million and conversions of Former Viacom's class A shares into class B shares for the years ended December 31, 2004 was .1 million. There were no conversions of class A shares into class B shares in 2005.

        Long-Term Incentive Plans—The Company has Long-Term Incentive Plans (the "Plans") under which stock options, RSUs and restricted shares were issued.

        The purpose of the Plans is to benefit and advance the interests of the Company by rewarding certain employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future. The Plans provide for awards of stock options, stock appreciation rights, restricted and unrestricted shares, restricted share units, phantom shares, dividend equivalents, performance awards and other equity-related awards and cash payments. The Company has reserved a total of 53,962,934 shares of CBS Corp. Class B Common Stock for future exercise of stock options and vesting of RSUs outstanding as of December 31, 2006.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        On the effective date of the Separation, all outstanding unexercised options to purchase shares of Former Viacom class B common stock and all outstanding unsettled RSUs of Former Viacom class B common stock held by an individual who was a current employee or director of Former Viacom immediately prior to the effective date were converted into options to purchase shares of class B common stock and RSUs of class B common stock, respectively, of the company to which the individual provided services immediately following the effective date. For certain individuals who provided services to both companies immediately following the Separation, their Former Viacom stock options and RSUs were converted such that they received an equal number of options and RSUs of CBS Corp. and Viacom Inc. class B common stock. Options to purchase shares of Former Viacom class B common stock were converted in a manner designed to preserve their intrinsic value. RSUs were converted in a manner designed to preserve their value. To accomplish this, adjustments were made to the number of options and the option exercise prices, and the number of RSUs. As a result, each outstanding stock option to purchase shares of Former Viacom class B common stock and RSUs of Former Viacom class B common stock held by an employee who continued to provide service to CBS Corp. after the Separation was converted into 1.273438 stock options to purchase shares of CBS Corp. Class B Common Stock and 1.273438 RSUs of CBS Corp. Class B Common Stock, respectively. Each outstanding stock option to purchase shares of Former Viacom class B common stock and RSU of Former Viacom class B common stock held by an employee who continued to provide service to Viacom Inc. after the Separation was transferred to Viacom Inc. and converted into .792802 stock options to purchase shares of Viacom Inc. class B common stock and .792802 RSUs of Viacom Inc. class B common stock, respectively. Additionally, each outstanding stock option to purchase shares of Former Viacom class B common stock and RSU of Former Viacom class B common stock held by an employee who continued to provide service to both CBS Corp. and Viacom Inc. was converted to .488609 options to purchase shares of both CBS Corp. Class B Common Stock and Viacom Inc. class B common stock and .488609 RSUs of both CBS Corp. Class B Common Stock and Viacom Inc. class B common stock, respectively ("Stock Option and RSU Conversion").

        The stock options and RSUs available for future grant under the Plans were as follows:

At December 31, 2006 (after Stock Option and RSU Conversion)	56,468,517
At December 31, 2005 (after Stock Option and RSU Conversion)	62,030,281
At December 31, 2004 (before Stock Option and RSU Conversion)	68,986,156

Stock Options

        Stock options generally vest over a three- to four-year service period and generally expire eight to ten years from the date of grant. Forfeitures are estimated on the date of grant based on historical forfeiture rates. On an annual basis, the Company adjusts the compensation expense based on actual forfeitures and revises the forfeiture rate as necessary.

        Total unrecognized compensation cost related to unvested stock option awards at December 31, 2006 was approximately $18.0 million, which is expected to be expensed over a weighted average period of 2.5 years.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The weighted-average fair value of each option as of the grant date was $5.95, $10.25 and $17.95 in 2006, 2005 and 2004, respectively (2005 and 2004 not adjusted for the Share Conversion). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005	2004

Expected dividend yield	2.67%	.77%	.61%
Expected stock price volatility	23.19%	24.11%	38.88%
Risk-free interest rate	4.89%	3.91%	4.09%
Expected life of options (years)	5.57	5.54	7.34

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

        The risk-free interest rate is based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term was determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield for 2006 is based on the then current annual dividend rate. The Black-Scholes assumptions for grants during 2005 and 2004 were based on characteristics related to shares of Former Viacom class B common stock.

        The following tables summarize the Company's stock option activity under the Plans. The options outstanding and weighted-average exercise prices in the "Historical" table reflect historical Former Viacom options and related weighted average exercise prices not adjusted for the Share Conversion and then giving effect to the Separation and Stock Option Conversion at December 31, 2005. The "After Share Conversion" table presents historical activities of Former Viacom options and related weighted-average

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

exercise prices retroactively giving effect to the one share for .5 share conversion. Accordingly, all option data was reduced by one-half and all corresponding per-share data was multiplied by two.

	Historical		After Share Conversion
	Options Outstanding	Weighted- Average Exercise Price	Options Outstanding	Weighted- Average Exercise Price

Outstanding at December 31, 2003	147,408,859	$38.47	73,704,429	$76.94

Granted	28,295,741	39.32	14,147,871	78.64
Exercised	(6,738,220)	17.74	(3,369,110)	35.49
Canceled	(6,546,556)	43.67	(3,273,278)	87.33

Outstanding at December 31, 2004	162,419,824	39.27	81,209,912	78.54

Granted	18,146,549	36.68	9,073,275	73.35
Exercised	(16,744,137)	18.95	(8,372,069)	37.90
Canceled	(9,348,044)	42.85	(4,674,022)	85.70

Outstanding at December 31, 2005— before Separation	154,474,192	40.95	77,237,096	81.90

Spin-off of Viacom Inc.	(50,895,198)	40.67	(25,447,599)	81.34

Outstanding at December 31, 2005 before Stock Option Conversion	103,578,994	41.09	51,789,497	$82.17

Conversion to stock options to purchase CBS Corp. Class B Common Stock	26,550,984

Outstanding at December 31, 2005— after Stock Option Conversion	130,129,978	32.29

Granted	2,272,940	26.06
Exercised	(5,766,187)	15.80
Canceled	(14,850,049)	36.36
Voluntary Exchange Offer	(63,699,168)	34.05

Outstanding at December 31, 2006	48,087,514	$30.39

        Stock options exercisable at year end were as follows:

December 31, 2006 (after Stock Option and RSU Conversion)	40,422,544
December 31, 2005 (after Stock Option and RSU Conversion)	108,031,858
December 31, 2004 (before Stock Option and RSU Conversion)	53,774,247

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The following table summarizes other information relating to stock option exercises during the years ended December 31, 2006, 2005 and 2004:

Year Ended December 31,	2006	2005(a)	2004(a)

Proceeds from stock option exercises	$91.1	$317.5	$119.6
Tax benefit of stock option exercises	$26.8	$106.6	$50.7
Intrinsic value	$68.5	$267.0	$128.8

(a)
Information for 2005 and 2004 includes activity for options held by employees of Former Viacom.

        The following table summarizes information concerning outstanding and exercisable stock options to purchase CBS Corp. Class B Common Stock under the Plans at December 31, 2006.

	Outstanding			Exercisable
Range of Exercise Price	Number of Options	Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

$2 to 9.99	14,309.22		$9.43	14,309	$9.43
10 to 19.99	3,697,791.50		$15.16	3,697,791	$15.16
20 to 29.99	17,653,396	3.83	$25.81	12,060,992	$25.16
30 to 39.99	20,181,599	3.07	$32.84	18,109,033	$33.10
40 to 49.99	6,498,227	2.47	$43.78	6,498,227	$43.78
50 to 59.99	42,192	3.19	$54.97	42,192	$54.97

	48,087,514			40,422,544

        Stock options outstanding at December 31, 2006 have a weighted average remaining contractual life of 3.08 years and the total intrinsic value for "in-the-money" options was $156.8 million. Stock options exercisable at December 31, 2006 have a weighted average remaining contractual life of 2.41 years and the total intrinsic value for "in-the-money" options was $133.4 million.

RSUs and Restricted Shares

        Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the grant date and expensed over the vesting period. RSUs generally vest over a three-to four-year service period. RSU awards granted to certain senior executives vest over a one- to four-year period. Forfeitures are estimated on the date of grant based on historical forfeiture rates. On an annual basis, the Company adjusts the compensation expense based on actual forfeitures and revises the forfeiture rate as necessary.

        Total unrecognized compensation cost related to non-vested restricted shares and RSUs at December 31, 2006 was approximately $154.0 million, which is expected to be recognized over a weighted average period of 2.7 years.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The following table summarizes the Company's RSU and restricted share activity:

	Historical		After Share Conversion
	RSUs and Restricted Shares	Weighted-Average Grant Date Fair Value	RSUs and Restricted Shares	Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2004	—	$—	—	$—

Granted	2,966,835	37.02	1,483,418	74.05
Vested	—	—	—	—
Forfeited	(196,761)	37.38	(98,381)	74.76

Non-vested at December 31, 2005—before Separation	2,770,074	37.00	1,385,037	74.00

Spin-off of Viacom Inc.	(1,310,856)	36.65	(655,428)	73.30

Non-vested at December 31, 2005—before RSU conversion	1,459,218	37.31	729,609	$74.63

Conversion to CBS Corp. RSUs	380,072

Non-vested at December 31, 2005—after RSU conversion	1,839,290	29.30

Granted	5,004,052	25.62
Voluntary Exchange Offer	7,167,263	26.64
Vested	(568,842)	26.88
Forfeited	(781,995)	26.92

Non-vested at December 31, 2006	12,659,768	$26.59

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

        Upon exercise of stock options or vesting of RSUs, the Company issues new shares from its existing authorization.

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

13)  INCOME TAXES

        The U.S. and foreign components of earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies, minority interest and cumulative effect of accounting change were as follows:

Year Ended December 31,	2006	2005	2004

United States	$1,829.2	$(7,831.6)	$(16,066.0)
Foreign	303.5	267.2	215.8

Total	$2,132.7	$(7,564.4)	$(15,850.2)

        The components of the provision for income taxes were as follows:

Year Ended December 31,	2006	2005	2004

Current:
Federal	$212.1	$449.1	$290.5
State and local	48.1	89.9	22.6
Foreign	75.5	75.5	38.8

	335.7	614.5	351.9
Deferred	316.5	179.7	245.2

Provision for income taxes	$652.2	$794.2	$597.1

        The equity in earnings (loss) of affiliated companies are shown net of tax on the Company's Consolidated Statements of Operations. The tax (provisions) benefits relating to earnings (loss) from equity investments in 2006, 2005, and 2004 were $63.5 million, $1.0 million, and ($13.0) million, respectively, which represented an effective tax rate of 39.6%, 39.9%, and 40.3%, respectively.

        The 2004 cumulative effect of accounting change of $1.31 billion was net of a tax benefit of $871.3 million.

        In 2006 and 2005, respectively, $26.8 million and $106.6 million of income tax benefit was recorded as a component of stockholders' equity as a result of exercised stock options.

        The difference between income taxes as expected at the U.S. federal statutory income tax rate of 35% and the provision for income taxes is summarized as follows:

Year Ended December 31,	2006	2005	2004

Taxes on income at U.S. federal statutory rate	$746.4	$(2,649.1)	$(5,547.6)
State and local taxes, net of federal tax benefit	44.8	93.6	(767.1)
Effect of foreign operations	3.3	15.8	(20.3)
Impairment charges	5.5	3,298.6	7,066.3
Audit settlements	(164.1)	—	(128.4)
Realization of additional stock basis	—	—	(31.0)
Other, net	16.3	35.3	25.2

Provision for income taxes	$652.2	$794.2	$597.1

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The following is a summary of the components of the deferred tax accounts:

Year Ended December 31,	2006	2005

Deferred tax assets:
Provision for expense and losses	$719.9	$756.2
Postretirement and other employee benefits	778.3	1,050.7
Tax credit and loss carryforwards	218.8	256.0
Other	191.0	135.2

Total deferred tax assets	1,908.0	2,198.1
Valuation allowance	(139.1)	(127.7)

Net deferred tax assets	1,768.9	2,070.4

Deferred tax liabilities:
Property, equipment and intangible assets	(3,770.0)	(3,614.1)
Lease portfolio	(1.9)	(9.7)

Total deferred tax liabilities	(3,771.9)	(3,623.8)

Deferred tax liabilities, net	$(2,003.0)	$(1,553.4)

        In addition to the deferred taxes reflected in the table above, the Company included within "Liabilities of discontinued operations" for 2006 and 2005 net non-current deferred income tax liabilities of $315.8 million and $278.2 million, respectively. The Company included in "Current assets of discontinued operations" for 2006 net current deferred income tax assets of $151.1 million.

        At December 31, 2006, the Company had net operating loss carryforwards for federal, state and local, and foreign jurisdictions of approximately $626.5 million, which expire in various years from 2007 through 2025.

        The 2006 and 2005 deferred tax assets were reduced by a valuation allowance of $139.1 million and $127.7 million, respectively, principally relating to tax benefits of net operating losses which are not expected to be realized.

        The Company's share of the undistributed earnings of foreign subsidiaries that could be subject to additional income taxes if remitted was approximately $2.7 billion at December 31, 2006 and $2.2 billion at December 31, 2005. No provision has been recorded for the U.S. or foreign taxes that could result from the remittance of such undistributed earnings since the Company intends to distribute only the portion of such earnings which would be offset by U.S. foreign tax credits, and intends to reinvest the remainder outside the U.S. indefinitely. The determination of the amount of unrecognized U.S. federal deferred income tax liability for undistributed earnings is not practicable.

14)  PENSION AND OTHER POSTRETIREMENT BENEFITS

        The Company and certain of its subsidiaries have principally non-contributory pension plans covering specific groups of employees. The benefits for certain plans are based primarily on an employee's years of service and average pay near retirement. Benefits under other plans are based primarily on an employee's pay for each year that the employee participates in the plan. Participating employees are vested in the plans after five years of service. The Company's policy for pension plans is to fund amounts in accordance with the Employee Retirement Income Security Act of 1974, the Internal Revenue Code of 1986 and the applicable rules and regulations. During 2006, the Company made $250 million of discretionary

CBS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

contributions to pre-fund one of its qualified pension plans. Plan assets consist principally of equity securities, marketable bonds and U.S. government securities. The Company's Class B Common Stock represents approximately 1.1% and 2.2% of the plan assets' fair values at December 31, 2006 and 2005, respectively.

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

        In September 2006, the FASB issued SFAS 158 which requires, among other things, the recognition of the overfunded or underfunded status of each defined benefit pension plan and other postretirement benefit plan as an asset or a liability on the balance sheet. The unrecognized prior service costs or credits and net unrecognized actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of accumulated comprehensive income (loss) in stockholders' equity. The Company adopted SFAS 158 as of December 31, 2006.

        The following table summarizes the incremental effect of the initial adoption of SFAS 158 on the individual items on the Consolidated Balance Sheet at December 31, 2006:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158

Other assets	$1,591.5	$(38.3)	$1,553.2
Other current liabilities	$637.6	$138.8	$776.4
Pension and postretirement benefit obligations	$2,085.8	$(92.5)	$1,993.3
Deferred income tax liabilities, net	$2,344.2	$(33.5)	$2,310.7
Accumulated other comprehensive loss	$(195.2)	$(51.1)	$(246.3)

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The Company uses a December 31 measurement date for all pension and other postretirement benefit plans. The following table sets forth the change in benefit obligation for the Company's benefit plans:

	Pension Benefits		Postretirement Benefits
At December 31,	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation, beginning of year	$5,490.4	$5,428.1	$1,098.1	$1,249.9
Service cost	37.1	39.2	1.8	2.4
Interest cost	299.5	296.1	60.3	68.8
Actuarial (gain) loss	(53.2)	198.7	(47.0)	(134.3)
Benefits paid	(479.7)	(482.8)	(93.2)	(100.0)
Participants' contributions	.2	.3	11.2	11.3
Curtailments	(7.7)	—	—	—
Settlements	8.2	—	—	—
Amendments	—	7.5	—	—
Retiree Medicare drug subsidy	—	—	9.6	—
Cumulative translation adjustments	4.9	3.3	—	—

Benefit obligation, end of year	$5,299.7	$5,490.4	$1,040.8	$1,098.1

        The following table sets forth the change in plan assets for the Company's benefit plans:

	Pension Benefits		Postretirement Benefits
At December 31,	2006	2005	2006	2005

Change in plan assets:
Fair value of plan assets, beginning of year	$4,061.4	$4,287.0	$25.4	$98.5
Actual return on plan assets	325.8	200.6	.7	3.1
Employer contributions	314.8	51.1	66.4	12.5
Benefits paid	(479.7)	(482.8)	(93.2)	(100.0)
Participants' contributions	.2	.3	11.2	11.3
Retiree Medicare drug subsidy	—	—	9.6	—
Cumulative translation adjustments	3.4	5.2	—	—

Fair value of plan assets, end of year	$4,225.9	$4,061.4	$20.1	$25.4

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The funded status of pension and postretirement benefit obligations and the related amounts recognized on the Company's Consolidated Balance Sheets were as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2006	2005	2006	2005

Funded status at end of year	$(1,073.8)	$(1,429.0)	$(1,020.7)	$(1,072.7)

Unrecognized transition obligation		(.5)		—
Unrecognized prior service cost (benefit)		16.4		(3.4)
Unrecognized actuarial loss		1,228.0		16.2

Accrued pension liability		$(185.1)		$(1,059.9)

Amounts recognized in the Consolidated Balance Sheets(1):
Other assets	$37.6	$—	$—	$—
Current liabilities	(44.2)	—	(94.6)	—
Non-current liabilities	(1,067.2)	(1,341.2)	(926.1)	(1,059.9)
Prepaid benefits cost	—	60.1	—	—
Intangible assets	—	8.7	—	—
Minimum pension liability adjustment(2)	—	1,087.3	—	—

Net amounts recognized	$(1,073.8)	$(185.1)	$(1,020.7)	$(1,059.9)

(1)
As a result of the adoption of SFAS 158 in 2006, the funded status of the total pension and other postretirement benefit obligations is recognized and reflected in the Consolidated Balance Sheet at December 31, 2006.
(2)
Included in accumulated other comprehensive loss.

        The following amounts were recognized in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet at December 31, 2006:

	Pension Benefits	Postretirement Benefits	Total

Net actuarial gain (loss)	$(1,031.4)	$32.1	$(999.3)
Net prior service credit (cost)	(13.5)	2.9	(10.6)
Net transition obligation	(.4)	—	(.4)
Share of equity investee	(1.6)	(.3)	(1.9)

	(1,046.9)	34.7	(1,012.2)
Less: deferred income taxes	414.0	(13.7)	400.3

Net amount recognized in accumulated other comprehensive income (loss)	$(632.9)	$21.0	$(611.9)

        The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $33.9 million and $2.8 million, respectively. The estimated net loss and prior service credit for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $.4 million and $(.2) million, respectively.

        The accumulated benefit obligation for all defined pension plans was $5.21 billion and $5.38 billion at December 31, 2006 and 2005, respectively.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        Information for pension plans with an accumulated benefit obligation in excess of plan assets is set forth below:

At December 31,	2006	2005

Projected benefit obligation	$5,019.5	$5,221.2
Accumulated benefit obligation	$4,937.6	$5,114.2
Fair value of plan assets	$3,913.5	$3,780.0

        Net periodic cost for the Company's pension and postretirement benefit plans consists of the following:

	Pension Benefits			Postretirement Benefits
At December 31,	2006	2005	2004	2006	2005	2004

Components of net periodic cost:
Service cost	$37.1	$39.2	$36.2	$1.8	$2.4	$2.3
Interest cost	299.5	296.1	300.9	60.3	68.8	71.6
Expected return on plan assets	(270.7)	(285.2)	(282.2)	(.2)	(1.0)	(1.0)
Amortization of transition obligation	.1	.1	.1	(.3)	—	—
Amortization of prior service cost	2.1	1.2	1.2	(.2)	(.6)	(.5)
Curtailment costs	.7	—	—	—	—	—
Settlement costs	7.1	—	—	—	—	—
Recognized actuarial loss	78.1	52.9	33.2	.8	2.7	2.2

Net periodic cost(a)	$154.0	$104.3	$89.4	$62.2	$72.3	$74.6

(a)
Includes Paramount Parks' costs related to pension benefits of $2.6 million for the years ended December 31, 2006 and 2005 and $2.8 million for the year ended December 31, 2004, and costs related to other postretirement benefits of $.4 million for each of the years ended December 31, 2006, 2005 and 2004, which have been included in discontinued operations in the Consolidated Statements of Operations.

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.9%	5.7%	6.0%	5.8%
Rate of compensation increase	3.5%	3.5%	N/A	N/A
Weighted-average assumptions used to determine net periodic cost for years ended December 31:
Discount rate	5.7%	5.7%	5.8%	5.8%
Expected long-term return on plan assets	7.0%	7.0%	2.0%	2.0%
Rate of compensation increase	3.5%	3.5%	N/A	N/A

N/A—not applicable

        In 2007, the Company will change its policy for amortizing the actuarial losses for one of its defined benefit pension plans from using an average remaining service of participants to using an average expected life of participants, since it was determined that almost all of the participants in this plan are inactive.

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

        In May 2004, FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2) in response to the Medicare Prescription Drug, Improvement Modernization Act of 2003. This Act is related to prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans. The effect of this federal subsidy was reflected in the accumulated postretirement benefit obligation as of December 31, 2005 assuming that the Company will continue to provide a prescription drug benefit to retirees that is at least actuarially equivalent to Medicare Part D and that the Company will receive the federal subsidy. The accumulated postretirement medical benefit obligations at December 31, 2005 decreased by approximately $127.0 million due to the effect of the federal subsidy.

        The following assumptions were also used in accounting for postretirement benefits:

	2006	2005

Projected health care cost trend rate for participants of age 65 and below	9.0%	9.0%
Projected health care cost trend rate for participants above age 65	10.0%	10.0%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate is achieved for participants of age 65 and below	2015	2014
Year ultimate trend rate is achieved for participants above age 65	2017	2016

        Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease

Effect on total of service and interest cost components	$2.4	$(2.1)
Effect on the accumulated postretirement benefit obligation	$41.3	$(31.3)

        The asset allocations for the Company's retirement benefit trusts for the qualified pension benefit plans are based upon an analysis of the timing and amount of projected benefit payments, the expected returns and risk of the asset classes and the correlation of those returns. The Company's largest retirement benefit trust, which accounted for 74% of assets at December 31, 2006, is invested approximately 77% in a diversified portfolio of high quality fixed income instruments with a duration that approximates the duration of the liabilities covered by that trust. The Company's other trusts are invested approximately 56% in equity securities and 44% in fixed income securities, including cash. All equity portfolios are diversified between U.S and non-U.S. equities and include small and large capitalization equities.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The percentage of asset allocations of the Company's pension and postretirement benefit plans at December 31, 2006 and 2005, by asset category were as follows:

	Pension Assets		Postretirement Benefit Assets
Plan Assets at December 31,	2006	2005	2006	2005

Equity securities	31.3%	32.6%	—	—
Debt securities	60.2%	62.5%	22.6%	18.5%
Cash and other	8.5%	4.9%	77.4%	81.5%

Total	100.0%	100.0%	100.0%	100.0%

Future Benefit Payments

        The estimated future benefit payments are as follows:

	2007	2008	2009	2010	2011	2012-2016

Pension	$493.8	$480.8	$470.7	$461.9	$450.5	$2,031.7
Postretirement	$113.2	$116.6	$118.6	$119.4	$119.0	$546.7
Medicare retiree drug subsidy	$(15.8)	$(17.0)	$(18.2)	$(19.4)	$(20.6)	$(114.7)

        The Company expects to contribute approximately $50 million to the pension plans and approximately $80 million to its other postretirement benefit plans in 2007.

        The Company contributes to multi-employer plans that provide pension and health and welfare benefits to certain employees under collective bargaining agreements. The contributions to these plans were $31.2 million (2006) and $31.5 million (2005). In addition, the Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $37.1 million, $37.4 million and $34.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

15)  COMMITMENTS AND CONTINGENCIES

        The Company's commitments not recorded on the balance sheet primarily consist of programming and talent commitments, operating lease arrangements, purchase obligations for goods and services and guaranteed minimum franchise payments. These arrangements result from the Company's normal course of business and represent obligations that are payable over several years.

        Programming and talent commitments of the Company, estimated to aggregate approximately $13.61 billion as of December 31, 2006, primarily included $8.83 billion for the acquisition of sports programming rights, $3.33 billion relating to television, radio, and film production and acquisitions and $961.6 million for talent contracts. A majority of such fees are payable over several years, as part of the normal course of business.

        The Company has long-term noncancelable operating lease commitments for office space and equipment, transponders and studio facilities. The Company also enters into capital leases for satellite transponders. At December 31, 2006, future operating lease payments are estimated to aggregate $2.09 billion.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        The Company also has purchase obligations which include agreements to purchase goods or services in the future that totaled $713.0 million as of December 31, 2006.

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

        At December 31, 2006, minimum rental payments under noncancelable leases and minimum franchise payments are as follows:

	Leases		Guaranteed Minimum Franchise Payments
	Capital	Operating

2007	$22.7	$319.8	$413.3
2008	19.4	271.3	378.9
2009	15.1	236.7	366.3
2010	14.8	206.3	331.2
2011	14.8	168.9	313.7
2012 and thereafter	64.8	889.0	1,147.8

Total minimum payments	$151.6	$2,092.0	$2,951.2
Less amounts representing interest	(36.4)

Present value of net minimum payments	$115.2

        Future minimum operating lease payments have been reduced by future minimum sublease income of $13.8 million. Rent expense amounted to $482.8 million (2006), $411.5 million (2005) and $371.3 million (2004).

Guarantees

        In connection with the Separation, Viacom Inc. has agreed to indemnify the Company with respect to obligations related to Blockbuster, including certain Blockbuster store leases; Famous Players theater leases; certain UCI theatre leases; and certain theatre leases related to W.F. Cinema Holdings L.P. and Grauman's Theatres LLC.

        The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $375.6 million at December 31, 2006 and are not recorded on the Consolidated Balance Sheet as of December 31, 2006.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

Legal Matters

        Shareholder Derivative Lawsuits and Demands.    Two shareholder derivative lawsuits, consolidated as In re Viacom Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions name each member of Former Viacom's Board of Directors, Messrs. Tom Freston and Leslie Moonves (each of whom were executive officers of Former Viacom), and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of Messrs. Redstone, Freston and Moonves was excessive and unwarranted and challenging the independence of certain Former Viacom directors. Mr. Redstone is the Company's Executive Chairman of the Board of Directors and Founder and Mr. Moonves is the Company's President and Chief Executive Officer. Mr. Freston was formerly Viacom Inc.'s President and Chief Executive Officer. Plaintiffs seek unspecified damages from the members of the Former Viacom Board of Directors for their alleged breach of fiduciary duties, disgorgement of the 2004 compensation paid to the above-named officers of Former Viacom, equitable relief, and attorney fees and expenses. The Company moved to dismiss the complaints and oral argument was heard on February 16, 2006. On June 26, 2006, the court denied the Company's motion to dismiss. The Company's appeal from that decision was argued on January 5, 2007, and the Company is awaiting a decision. The trial court proceedings have been stayed pending the resolution of the Company's appeal. On January 23, 2007, a new shareholder derivative action was filed in New York Supreme Court, which contains allegations similar to those in the earlier actions. Any liabilities in this matter adverse to the Company and/or Viacom Inc. will be shared equally between the Company and Viacom Inc. The Company believes that the plaintiffs' positions in these actions are without merit and it intends to vigorously defend itself in the litigation. The Company has received shareholder demands seeking access to books and records of the Company relating to executive compensation paid to Sumner M. Redstone, Tom Freston and Leslie Moonves, accompanied by statements that such demands are in furtherance of an investigation of possible mismanagement, self-dealing and corporate waste by directors and officers of Former Viacom. Another shareholder demand seeking access to books and records relates to the compensation of Sumner M. Redstone and Mel Karmazin (former Chief Operating Officer of Former Viacom). One of the demands also seeks access to books and records of the Company relating to Sumner M. Redstone's acquisition of a controlling interest in Midway Games Inc. The Company intends to comply with all reasonable requests. Under the Separation Agreement between the Company and Viacom Inc., liabilities in connection with executive compensation claims relating to officers of Former Viacom are shared equally by the Company and Viacom Inc.

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

        Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2006, the Company had pending approximately 73,310 asbestos claims, as compared with

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

approximately 101,170 as of December 31, 2005 and approximately 112,140 as of December 31, 2004. Of the claims pending as of December 31, 2006, approximately 49,630 were pending in state courts, 21,020 in federal courts and, additionally, approximately 2,660 were third party claims pending in state courts. During 2006, the Company received approximately 6,470 new claims and closed or moved to an inactive docket approximately 34,330 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

        Settlement costs depend on the seriousness of the injuries that form the basis of the claim, the quality of evidence supporting the claims and other factors. To date, the Company has not been liable for any third party claims. The Company's total costs for the years 2006 and 2005 for settlement and defense of asbestos claims after insurance recoveries and net of tax benefits were approximately $5.7 million and $37.2 million, respectively. The Company's costs for settlement and defense of asbestos claims may vary year to year as insurance proceeds are not always recovered in the same period as the insured portion of the expenses. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

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

        Payola.    The Attorney General of the State of New York has been conducting an investigation of record companies, radio stations and independent record promoters relating to the promotion and selection of music on radio stations, principally to determine whether radio stations have received undisclosed payments which were tied to their decisions as to what songs to play, a practice commonly referred to as "payola." The Attorney General has entered into a settlement agreement with CBS Radio pursuant to which CBS did not admit to any violation of any law or regulation but agreed to implement certain business reforms. CBS Radio also agreed to make a $2.0 million payment to Rockefeller Philanthropy Advisors in connection with the settlement. The Attorney General has also entered into settlements with the major record labels and with one other major radio company. The FCC, based on information provided to it by the Attorney General, has also initiated a "payola" investigation and CBS Radio is in the process of providing further information which the FCC has requested pursuant to a Letter of Inquiry.

        Indecency Regulation.    On March 15, 2006, the FCC released certain decisions relating to indecency complaints against certain of the Company's owned television stations and affiliated stations. The FCC ruled in the Super Bowl proceeding and ordered the Company to pay a forfeiture of $550,000. On May 31, 2006, the FCC denied the Company's petition for reconsideration. On July 28, 2006, the Company filed a Petition for Review of the forfeiture and denial of reconsideration with the U.S. Court of Appeals for the Third Circuit and paid the $550,000 forfeiture under protest so that the Company could bring an appeal. The Company has appealed the Super Bowl decision in the U.S. Court of Appeals for the Third Circuit.

        On March 15, 2006, the FCC also notified certain of the Company's television stations and certain affiliates of the CBS Network of apparent liability for forfeitures relating to a broadcast of the program Without a Trace. The FCC proposed to assess a forfeiture of $32,500 against each of these stations, totaling $260,000 for the Company's owned stations. The Company is contesting the FCC decision and the proposed forfeitures. Also, on March 15, 2006, as part of an omnibus indecency order, the FCC ruled that a broadcast of The Early Show was indecent, but declined to issue forfeiture. That decision and others are the subject of a petition for review filed in the U.S. Court of Appeals for the Second Circuit by the

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

Company, as well as the other broadcast networks and their affiliate associations. The U.S. Court of Appeals for the Second Circuit remanded the matter to the FCC and, on November 6, 2006, the FCC issued a decision reversing the part of its decision that found The Early Show broadcast to be indecent. However, the FCC affirmed its findings that the fleeting and isolated utterances broadcast on another broadcast network are indecent and the case continues to be litigated by the parties. The parties are awaiting a decision. Additionally, the Company, from time to time, has received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on the Company's broadcasting stations included indecent material. In a separate matter, a new law increased the maximum forfeiture for a single indecency violation to $325,000, with a maximum forfeiture exposure of $3,000,000 for any continuing violation arising from a single act or failure to act, which amounts will be effective when the FCC issues implementing regulations.

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

16)  REPORTABLE SEGMENTS

        The following tables set forth the Company's financial performance by operating segment. The Company's operating segments have been determined in accordance with the Company's internal management structure, which is organized based upon products and services. Paramount Parks, previously included in an all other category named Parks/Publishing, is presented as a discontinued operation (see Note 3). Prior periods have been reclassified to conform to this current presentation. The accounting policies of the segments are the same as those described in Note 1—Summary of Significant Accounting Policies.

Year Ended December 31,	2006	2005	2004

Revenues:
Television	$9,487.1	$9,325.2	$9,448.5
Radio	1,959.9	2,114.8	2,096.1
Outdoor	2,103.4	1,949.3	1,880.2
Publishing	807.0	763.6	750.9
Eliminations	(37.2)	(39.9)	(37.4)

Total Revenues	$14,320.2	$14,113.0	$14,138.3

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

        Revenues generated between segments primarily reflect advertising sales. These transactions are recorded at fair market value as if the sales were to third parties and are eliminated in consolidation.

Year Ended December 31,	2006	2005	2004

Intercompany revenues:
Television	$4.8	$5.2	$4.8
Radio	12.0	17.3	19.3
Outdoor	20.4	17.4	13.3

Total Intercompany Revenues	$37.2	$39.9	$37.4

        The Company presents Segment operating income (loss) before depreciation and amortization and impairment charges ("Segment OIBDA before Impairment Charges") as the primary measure of profit and loss for its operating segments. The Company believes the presentation of Segment OIBDA before Impairment Charges is relevant and useful for the investors because it allows investors to view segment performance in a manner similar to the method used by the Company's management and enhances their ability to understand the Company's operating performance.

Year Ended December 31,	2006	2005	2004

Segment OIBDA before Impairment Charges:
Television	$1,947.7	$1,824.7	$1,981.2
Radio	820.0	925.0	948.2
Outdoor	568.0	469.9	453.9
Publishing	78.0	74.6	74.3
Corporate	(162.9)	(120.5)	(98.5)
Residual costs	(139.7)	(118.7)	(113.8)
Impairment charges	(65.2)	(9,484.4)	(17,997.1)
Depreciation and amortization	(439.5)	(440.1)	(449.8)

Operating Income (Loss)	2,606.4	(6,869.5)	(15,201.6)
Interest expense	(565.5)	(720.5)	(694.0)
Interest income	112.1	21.3	21.0
Loss on early extinguishment of debt	(6.0)	—	—
Other items, net	(14.3)	4.3	24.4

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	2,132.7	(7,564.4)	(15,850.2)
Provision for income taxes	(652.2)	(794.2)	(597.1)
Equity in earnings (loss) of affiliated companies, net of tax	(97.0)	(1.5)	19.2
Minority interest, net of tax	(.6)	(.5)	(.6)

Net earnings (loss) from continuing operations	1,382.9	(8,360.6)	(16,428.7)

Earnings from discontinued operations before income taxes	453.5	2,290.4	965.6
Provision for income taxes	(175.9)	(1,018.9)	(686.7)

Net earnings from discontinued operations	277.6	1,271.5	278.9

Net earnings (loss) before cumulative effect of accounting change	1,660.5	(7,089.1)	(16,149.8)
Cumulative effect of accounting change, net of tax	—	—	(1,312.4)

Net Earnings (Loss)	$1,660.5	$(7,089.1)	$(17,462.2)

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2006	2005	2004

Operating Income (Loss):
Television	$1,711.0	$(4,791.5)	$1,807.5
Radio	787.4	(2,154.1)	(10,023.5)
Outdoor	351.8	260.5	(6,824.5)
Publishing	68.5	66.0	64.1
Corporate	(172.6)	(131.7)	(111.4)
Residual Costs	(139.7)	(118.7)	(113.8)

Total Operating Income (Loss)	$2,606.4	$(6,869.5)	$(15,201.6)

Year Ended December 31,	2006	2005	2004

Depreciation and Amortization:
Television	$171.5	$178.8	$173.7
Radio	32.6	32.1	29.9
Outdoor	216.2	209.4	223.1
Publishing	9.5	8.6	10.2
Corporate	9.7	11.2	12.9

Total Depreciation and Amortization	$439.5	$440.1	$449.8

Year Ended December 31,	2006	2005	2004

Stock-based Compensation:
Television	$31.1	$7.1	$—
Radio	10.7	2.3	—
Outdoor	3.2	.6	—
Publishing	1.9	.5	—
Corporate	17.4	7.1	—

Total Stock-based Compensation	$64.3	$17.6	$—

Year Ended December 31,	2006	2005	2004

Capital Expenditures:
Television	$216.5	$197.2	$118.5
Radio	43.2	37.7	38.2
Outdoor	115.7	68.4	56.5
Publishing	5.8	4.2	4.6
Corporate	12.9	19.5	.1

Total Capital Expenditures	$394.1	$327.0	$217.9

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

At December 31,	2006	2005

Total Assets:
Television	$20,392.2	$20,197.1
Radio	10,777.9	11,088.9
Outdoor	7,211.7	7,151.7
Publishing	1,054.6	1,005.8
Corporate	3,817.4	2,581.3
Discontinued operations	283.2	1,023.2
Eliminations	(28.2)	(18.4)

Total Assets	$43,508.8	$43,029.6

        Information regarding the Company's consolidated revenues by type is as follows:

Revenues by Type Year Ended December 31,	2006	2005	2004

Advertising sales	$10,373.1	$10,415.7	$10,180.6
TV license fees	1,606.8	1,277.2	1,622.1
Affiliate revenues	1,069.6	992.1	968.5
Publishing	807.0	763.6	750.9
Home entertainment	83.4	259.7	229.5
Other	380.3	404.7	386.7

Total Revenues	$14,320.2	$14,113.0	$14,138.3

        Information regarding the Company's operations by geographic area is as follows:

Year Ended December 31,	2006	2005	2004

Revenues (a):
United States	$12,739.9	$12,480.6	$12,605.9
International	1,580.3	1,632.4	1,532.4

Total Revenues	$14,320.2	$14,113.0	$14,138.3

At December 31,	2006	2005

Long-lived Assets (b):
United States	$33,533.8	$34,325.5
International	1,513.6	1,553.0

Total Long-lived Assets	$35,047.4	$35,878.5

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

17) OTHER ITEMS, NET

        For 2006, "Other items, net" reflected a net loss of $14.3 million principally consisting of losses associated with securitizing trade receivables of $31.0 million, a non-cash charge of $6.2 million associated with an other-than-temporary decline in the market value of one of the Company's investments and foreign exchange losses of $2.0 million, partially offset by a net gain of $24.6 million on the sales of certain radio stations.

        For 2005, "Other items, net" of $4.3 million principally reflected a net gain of $86.2 million from the sale of investments and businesses, and foreign exchange gains of $9.9 million, partially offset by losses associated with securitizing trade receivables of $23.8 million and a non-cash charge of $67.9 million to reflect other-than-temporary declines in the market value of certain radio investments.

        For 2004, "Other items, net" of $24.4 million principally reflected foreign exchange gains of $25.2 million and a net gain on the sale of investments and businesses of $32.5 million, partially offset by a non-cash charge of $21.7 million associated with other-than-temporary declines in the Company's investments and losses associated with securitizing trade receivables of $11.6 million.

18) SUPPLEMENTAL CASH FLOW INFORMATION

Year Ended December 31,	2006	2005	2004

Cash paid for interest, net of amounts capitalized:
Continuing operations	$522.3	$659.6	$613.2
Discontinued operations	—	19.8	32.6

Total	$522.3	$679.4	$645.8

Cash paid for income taxes:
Continuing operations	$562.2	$493.4	$393.8
Discontinued operations	142.7	989.5	791.2

Total	$704.9	$1,482.9	$1,185.0

Non-cash investing and financing activities
Equipment acquired under capitalized leases for:
Continuing operations	$.1	$18.6	$48.0
Discontinued operations	—	93.6	91.9

Total	$.1	$112.2	$139.9

Fair value of assets acquired	$395.4	$473.6	$112.1
Fair value of liabilities assumed	(24.8)	(10.7)	(50.3)
Minority interest	—	—	2.2
Cash paid, net of cash acquired	(97.9)	(462.9)	(64.0)

Impact on stockholders' equity	$272.7	$—	$—

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

19) QUARTERLY FINANCIAL DATA (unaudited):

2006 (a)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter(b)		Total Year

Revenues:
Television		$2,515.7		$2,259.8		$2,150.6		$2,561.0		$9,487.1
Radio		434.5		519.1		508.1		498.2		1,959.9
Outdoor		452.2		534.4		536.2		580.6		2,103.4
Publishing		181.1		176.0		197.4		252.5		807.0
Eliminations		(8.1)		(6.2)		(13.5)		(9.4)		(37.2)

Total Revenues		$3,575.4		$3,483.1		$3,378.8		$3,882.9		$14,320.2

Segment OIBDA before Impairment Charge:
Television		$423.7		$535.4		$457.1		$531.5		$1,947.7
Radio		170.6		227.9		210.2		211.3		820.0
Outdoor		99.1		160.0		142.1		166.8		568.0
Publishing		5.8		10.6		22.7		38.9		78.0
Corporate		(27.7)		(39.7)		(41.3)		(54.2)		(162.9)
Residual costs		(35.3)		(35.3)		(34.9)		(34.2)		(139.7)
Impairment charge		—		—		—		(65.2)		(65.2)
Depreciation and amortization		(108.0)		(108.6)		(109.5)		(113.4)		(439.5)

Total Operating Income		$528.2		$750.3		$646.4		$681.5		$2,606.4

Operating Income:
Television		$382.8		$491.9		$414.4		$421.9		$1,711.0
Radio		162.6		219.6		201.7		203.5		787.4
Outdoor		44.5		107.9		88.5		110.9		351.8
Publishing		3.7		8.2		20.3		36.3		68.5
Corporate		(30.1)		(42.0)		(43.6)		(56.9)		(172.6)
Residual costs		(35.3)		(35.3)		(34.9)		(34.2)		(139.7)

Total Operating Income		$528.2		$750.3		$646.4		$681.5		$2,606.4

Net earnings from continuing operations		$234.5		$489.8		$323.6		$335.0		$1,382.9
Net earnings		$226.9		$781.7		$316.9		$335.0		$1,660.5
Basic earnings per common share:
Net earnings from continuing operations		$.31		$.64		$.42		$.44		$1.81
Net earnings		$.30		$1.02		$.41		$.44		$2.17
Diluted earnings per common share:
Net earnings from continuing operations		$.31		$.64		$.42		$.43		$1.79
Net earnings		$.30		$1.02		$.41		$.43		$2.15
Weighted average number of common shares outstanding:
Basic		762.8		764.6		766.0		767.4		765.2
Diluted		766.7		769.6		774.2		776.4		771.8
Dividends per common share	$	..16	$	..18	$	..20	$	..20	$	..74

(a)
On June 30, 2006, CBS Corp. sold Paramount Parks to Cedar Fair, L.P. for $1.24 billion in cash. As a result, Paramount Parks is presented as a discontinued operation in the consolidated financial statements for all periods presented.

(b)
The Company recorded a non-cash impairment charge of $65.2 million in the Television segment to reduce the carrying value of the allocated goodwill for certain television stations to be disposed.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

2005 (a)(b)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter (c)		Total Year

Revenues:
Television		$2,395.1		$2,284.2		$2,154.9		$2,491.0		$9,325.2
Radio		462.8		566.5		542.0		543.5		2,114.8
Outdoor		429.1		499.3		493.5		527.4		1,949.3
Publishing		158.7		174.7		193.2		237.0		763.6
Eliminations		(6.8)		(11.4)		(11.7)		(10.0)		(39.9)

Total Revenues		$3,438.9		$3,513.3		$3,371.9		$3,788.9		$14,113.0

Segment OIBDA before Impairment Charge:
Television		$412.0		$547.5		$421.0		$444.2		$1,824.7
Radio		197.2		280.5		232.6		214.7		925.0
Outdoor		69.3		134.9		118.2		147.5		469.9
Publishing		3.3		9.9		25.3		36.1		74.6
Corporate		(18.9)		(26.8)		(36.3)		(38.5)		(120.5)
Residual costs		(29.7)		(29.6)		(29.7)		(29.7)		(118.7)
Impairment charge		—		—		—		(9,484.4)		(9,484.4)
Depreciation and amortization		(107.3)		(107.5)		(108.9)		(116.4)		(440.1)

Total Operating Income (Loss)		$525.9		$808.9		$622.2		$(8,826.5)		$(6,869.5)

Operating Income (Loss):
Television		$370.2		$505.5		$376.0		$(6,043.2)		$(4,791.5)
Radio		189.5		272.9		225.2		(2,841.7)		(2,154.1)
Outdoor		16.5		81.7		65.9		96.4		260.5
Publishing		1.0		7.8		23.3		33.9		66.0
Corporate expenses		(21.6)		(29.4)		(38.5)		(42.2)		(131.7)
Residual costs		(29.7)		(29.6)		(29.7)		(29.7)		(118.7)

Total Operating Income (Loss)		$525.9		$808.9		$622.2		$(8,826.5)		$(6,869.5)

Net earnings (loss) from continuing operations		$234.4		$380.1		$256.9		$(9,232.0)		$(8,360.6)
Net earnings (loss)		$585.0		$753.8		$708.5		$(9,136.4)		$(7,089.1)
Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations		$.29		$.48		$.33		$(12.12)		$(10.59)
Net earnings (loss)		$.72		$.94		$.90		$(12.00)		$(8.98)
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations		$.29		$.47		$.33		$(12.12)		$(10.59)
Net earnings (loss)		$.72		$.94		$.90		$(12.00)		$(8.98)
Weighted average number of common shares outstanding:
Basic		812.5		800.1		785.1		761.6		789.7
Diluted		817.7		804.5		789.0		761.6		789.7
Dividends per common share	$	..14	$	..14	$	..14	$	..14	$	..56

(a)
On June 30, 2006, CBS Corp. sold Paramount Parks to Cedar Fair, L.P. for $1.24 billion in cash. As a result, Paramount Parks is presented as a discontinued operation in the consolidated financial statements for all periods presented.

(b)
The Separation of Former Viacom into two publicly traded entities, CBS Corp. and Viacom Inc., was completed on December 31, 2005. Each outstanding share of Former Viacom common stock was converted into the right to receive .5 of a share of CBS Corp. Common Stock and .5 of a share of Viacom Inc. common stock, and as a result, all share and per share data of Former Viacom have been adjusted for all periods presented. CBS Corp. has accounted for the Separation as a spin-off of Viacom Inc., and accordingly, the results of Viacom Inc. have been presented as discontinued operation in CBS Corp.'s consolidated financial statements for all periods presented.

(c)
The Company recorded a non-cash impairment charge of $9.48 billion ($9.46 billion, net of tax), or $12.42 per diluted share in the fourth quarter of 2005, related to the reductions of the carrying value of goodwill of Television and Radio to their respective estimated fair values.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

20)    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        CBS Operations Inc. is a wholly owned subsidiary of the Company. CBS Operations Inc. has fully and unconditionally guaranteed CBS Corp.'s debt securities (see Note 10). The following condensed consolidating financial statements present the results of operations, financial position and cash flows of CBS Corp., CBS Operations Inc., the direct and indirect Non-Guarantor Affiliates of CBS Corp. and CBS Operations Inc., and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

	Statement of Operations For the Year Ended December 31, 2006
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$166.5	$63.3	$14,090.4	$—	$14,320.2

Expenses:
Operating	80.2	39.4	8,305.2	—	8,424.8
Selling, general and administrative	178.0	196.8	2,409.5	—	2,784.3
Impairment charge	—	—	65.2	—	65.2
Depreciation and amortization	5.3	3.2	431.0	—	439.5

Total expenses	263.5	239.4	11,210.9	—	11,713.8

Operating income (loss)	(97.0)	(176.1)	2,879.5	—	2,606.4
Interest income (expense), net	(610.1)	(286.7)	443.4	—	(453.4)
Loss on early extinguishment of debt	(6.0)	—	—	—	(6.0)
Other items, net	(34.8)	5.0	15.5	—	(14.3)

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	(747.9)	(457.8)	3,338.4	—	2,132.7
Benefit (provision) for income taxes	295.8	181.1	(1,129.1)	—	(652.2)
Equity in earnings (loss) of affiliated companies, net of tax	2,112.6	609.8	(96.0)	(2,723.4)	(97.0)
Minority interest, net of tax	—	—	(.6)	—	(.6)

Net earnings from continuing operations	1,660.5	333.1	2,112.7	(2,723.4)	1,382.9
Net earnings (loss) from discontinued operations	—	295.3	(17.7)	—	277.6

Net earnings	$1,660.5	$628.4	$2,095.0	$(2,723.4)	$1,660.5

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Year Ended December 31, 2005
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$185.8	$64.3	$13,862.9	$—	$14,113.0

Expenses:
Operating	88.8	43.8	8,245.7	—	8,378.3
Selling, general and administrative	155.6	151.5	2,372.6	—	2,679.7
Impairment charge	—	—	9,484.4	—	9,484.4
Depreciation and amortization	5.0	5.8	429.3	—	440.1

Total expenses	249.4	201.1	20,532.0	—	20,982.5

Operating loss	(63.6)	(136.8)	(6,669.1)	—	(6,869.5)
Interest income (expense), net	(812.4)	(193.9)	307.1	—	(699.2)
Other items, net	51.9	(2.0)	41.4	(87.0)	4.3

Loss from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	(824.1)	(332.7)	(6,320.6)	(87.0)	(7,564.4)
Benefit (provision) for income taxes	328.8	132.7	(1,255.7)	—	(794.2)
Equity in earnings (loss) of affiliated companies, net of tax	(6,664.9)	(637.1)	1.0	7,299.5	(1.5)
Minority interest, net of tax	—	—	(.5)	—	(.5)

Net loss from continuing operations	(7,160.2)	(837.1)	(7,575.8)	7,212.5	(8,360.6)
Net earnings (loss) from discontinued operations	71.1	2,082.3	(900.3)	18.4	1,271.5

Net earnings (loss)	$(7,089.1)	$1,245.2	$(8,476.1)	$7,230.9	$(7,089.1)

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Year Ended December 31, 2004
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Revenues	$209.5	$62.1	$13,866.7	$—	$14,138.3

Expenses:
Operating	87.0	66.0	8,213.2	—	8,366.2
Selling, general and administrative	152.1	117.0	2,257.7	—	2,526.8
Impairment charge	—	—	17,997.1	—	17,997.1
Depreciation and amortization	5.0	7.7	437.1	—	449.8

Total expenses	244.1	190.7	28,905.1	—	29,339.9

Operating loss	(34.6)	(128.6)	(15,038.4)	—	(15,201.6)
Interest income (expense), net	(759.2)	(197.9)	284.1	—	(673.0)
Other items, net	10.0	1.0	153.4	(140.0)	24.4

Loss from continuing operations before income taxes, equity in earnings (loss) of affiliated companies, minority interest and cumulative effect of accounting change	(783.8)	(325.5)	(14,600.9)	(140.0)	(15,850.2)
Benefit (provision) for income taxes	312.7	134.1	(1,043.9)	—	(597.1)
Equity in earnings (loss) of affiliated companies, net of tax	(16,991.1)	(150.2)	(5.7)	17,166.2	19.2
Minority interest, net of tax	—	—	(.6)	—	(.6)

Net loss from continuing operations	(17,462.2)	(341.6)	(15,651.1)	17,026.2	(16,428.7)
Net earnings (loss) from discontinued operations	—	1,097.1	(764.4)	(53.8)	278.9

Net earnings (loss) before cumulative effect of accounting change	(17,462.2)	755.5	(16,415.5)	16,972.4	(16,149.8)
Cumulative effect of accounting change, net of tax	—	—	(1,312.4)	—	(1,312.4)

Net earnings (loss)	$(17,462.2)	$755.5	$(17,727.9)	$16,972.4	$(17,462.2)

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2006
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Assets
Cash and cash equivalents	$1,543.8	$.5	$1,530.3	$—	$3,074.6
Receivables, net	35.9	18.2	2,769.9	—	2,824.0
Programming and other inventory	6.3	7.1	969.5	—	982.9
Prepaid expenses and other current assets	162.7	70.6	1,037.1	(7.8)	1,262.6

Total current assets	1,748.7	96.4	6,306.8	(7.8)	8,144.1

Property and equipment	55.0	37.4	4,182.2	—	4,274.6
Less accumulated depreciation and amortization	16.3	18.5	1,426.0	—	1,460.8

Net property and equipment	38.7	18.9	2,756.2	—	2,813.8

Programming and other inventory	8.3	61.6	1,595.7	—	1,665.6
Goodwill	100.3	63.0	18,658.2	—	18,821.5
Intangible assets	—	—	10,425.0	—	10,425.0
Investments in consolidated subsidiaries	38,458.3	3,974.2	—	(42,432.5)	—
Other assets	204.7	16.2	1,417.9	—	1,638.8

Total Assets	$40,559.0	$4,230.3	$41,159.8	$(42,440.3)	$43,508.8

Liabilities and Stockholders' Equity
Accounts payable	$1.8	$8.1	$492.4	$—	$502.3
Participants' share and royalties payable	—	13.9	753.6	—	767.5
Program rights	7.2	8.4	891.3	—	906.9
Current portion of long-term debt	—	—	15.0	—	15.0
Accrued expenses and other	606.8	119.9	1,489.2	(8.1)	2,207.8

Total current liabilities	615.8	150.3	3,641.5	(8.1)	4,399.5

Long-term debt	6,923.2	—	104.1	—	7,027.3
Other liabilities	3,475.5	802.0	4,274.8	6.2	8,558.5
Intercompany payables	1,769.1	(6,209.6)	(8,958.2)	13,398.7	—
Minority interest	—	—	1.0	—	1.0
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	44,172.3	—	61,434.8	(61,347.8)	44,259.3
Retained earnings (deficit)	(15,462.5)	9,365.0	(20,952.6)	6,874.2	(20,175.9)
Accumulated other comprehensive income (loss)	(619.8)	(.2)	350.3	23.4	(246.3)

	28,090.8	9,487.6	42,096.6	(55,837.1)	23,837.9
Less treasury stock, at cost	315.4	—	—	—	315.4

Total Stockholders' Equity	27,775.4	9,487.6	42,096.6	(55,837.1)	23,522.5

Total Liabilities and Stockholders' Equity	$40,559.0	$4,230.3	$41,159.8	$(42,440.3)	$43,508.8

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2006
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow provided by (used for) operating activities	$(1,127.0)	$(295.4)	$3,310.8	$—	$1,888.4

Investing activities:
Acquisitions, net of cash acquired	(47.3)	—	(50.6)	—	(97.9)
Capital expenditures	—	(12.9)	(381.2)	—	(394.1)
Investments in and advances to affiliated companies	(3.0)	—	(107.0)	—	(110.0)
Net receipts from Viacom Inc. related to the Separation	35.7	—	29.9	—	65.6
Proceeds from sale of Paramount Parks	—	1,077.1	165.0	—	1,242.1
Proceeds from other dispositions	—	—	142.5	—	142.5
Proceeds from sale of investments	1.3	.3	.9	—	2.5
Other, net	(1.2)	—	—	—	(1.2)

Net cash flow provided by (used for) investing activities from continuing operations	(14.5)	1,064.5	(200.5)	—	849.5

Net cash flow from investing activities from discontinued operations	—	—	(34.5)	—	(34.5)

Net cash flow provided by (used for) investing activities	(14.5)	1,064.5	(235.0)	—	815.0

Financing activities:
Repayments to banks, including commercial paper, net	—	—	(4.8)	—	(4.8)
Repayment of notes and debentures	(832.0)	—	—	—	(832.0)
Payment of capital lease obligations	—	—	(14.7)	—	(14.7)
Purchase of Company common stock	(6.2)	—	—	—	(6.2)
Dividends	(519.1)	—	—	—	(519.1)
Proceeds from exercise of stock options	91.1	—	—	—	91.1
Increase (decrease) in intercompany payables	2,796.9	(768.6)	(2,028.3)	—	—
Other, net	1.6	—	—	—	1.6

Net cash flow provided by (used for) financing activities from continuing operations	1,532.3	(768.6)	(2,047.8)	—	(1,284.1)

Net cash flow from financing activities from discontinued operations	—	—	—	—	—

Net cash flow provided by (used for) financing activities	1,532.3	(768.6)	(2,047.8)	—	(1,284.1)

Net increase in cash and cash equivalents	390.8	.5	1,028.0	—	1,419.3
Cash and cash equivalents at beginning of year	1,153.0	—	502.3	—	1,655.3

Cash and cash equivalents at end of year	$1,543.8	$.5	$1,530.3	$—	$3,074.6

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2005
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow provided by (used for) operating activities	$(1,569.0)	$2,345.7	$2,760.3	$—	$3,537.0

Investing activities:
Acquisitions, net of cash acquired	—	—	(462.9)	—	(462.9)
Capital expenditures	—	(19.6)	(307.4)	—	(327.0)
Investments in and advances to affiliated companies	(1.0)	—	(28.5)	—	(29.5)
Net receipts from Viacom Inc. related to the Separation	5,400.0	—	—	—	5,400.0
Proceeds from other dispositions	—	—	279.6	—	279.6
Proceeds from sale of investments	102.1	7.7	13.6	—	123.4
Other, net	(.2)	—	(1.9)	—	(2.1)

Net cash flow provided by (used for) investing activities from continuing operations	5,500.9	(11.9)	(507.5)	—	4,981.5

Net cash flow from investing activities from discontinued operations	—	(320.2)	106.5	—	(213.7)

Net cash flow provided by (used for) investing activities	5,500.9	(332.1)	(401.0)	—	4,767.8

Financing activities:
Proceeds from (repayments to) banks, including commercial paper, net	(3.2)	—	1.6	—	(1.6)
Repayment of notes and debentures	(1,423.4)	—	(16.9)	—	(1,440.3)
Payment of capital lease obligations	—	—	(13.5)	—	(13.5)
Purchase of Company common stock	(5,562.6)	—	—	—	(5,562.6)
Dividends	(451.3)	—	—	—	(451.3)
Proceeds from exercise of stock options	317.5	—	—	—	317.5
Increase (decrease) in intercompany payables	4,014.6	(1,928.9)	(2,085.7)	—	—

Net cash flow used for financing activities from continuing operations	(3,108.4)	(1,928.9)	(2,114.5)	—	(7,151.8)

Net cash flow from financing activities from discontinued operations	(239.7)	(95.9)	(90.3)	—	(425.9)

Net cash flow used for financing activities	(3,348.1)	(2,024.8)	(2,204.8)	—	(7,577.7)

Net increase (decrease) in cash and cash equivalents	583.8	(11.2)	154.5	—	727.1
Cash and cash equivalents at beginning of year	569.2	11.2	347.8	—	928.2

Cash and cash equivalents at end of year	$1,153.0	$—	$502.3	$—	$1,655.3

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Year Ended December 31, 2004
	CBS Corp.	CBS Operations Inc.	Non- Guarantor Affiliates	Eliminations	CBS Corp. Consolidated

Net cash flow provided by (used for) operating activities	$(1,706.7)	$1,195.4	$4,151.9	$—	$3,640.6

Investing activities:
Acquisitions, net of cash acquired	—	—	(64.0)	—	(64.0)
Capital expenditures	—	—	(217.9)	—	(217.9)
Investments in and advances to affiliated companies	(2.0)	—	(1.4)	—	(3.4)
Proceeds from other dispositions	—	—	17.1	—	17.1
Proceeds from sale of investments	47.9	—	22.3	—	70.2
Other, net	—	(.2)	(2.6)	—	(2.8)

Net cash flow provided by (used for) investing activities from continuing operations	45.9	(.2)	(246.5)	—	(200.8)

Net cash flow from investing activities from discontinued operations	6.1	617.5	(956.5)	—	(332.9)

Net cash flow provided by (used for) investing activities	52.0	617.3	(1,203.0)	—	(533.7)

Financing activities:
Repayments to banks, including commercial paper, net	(24.5)	—	(1.6)	—	(26.1)
Repayment of notes and debentures	(20.1)	—	(60.2)	—	(80.3)
Payment of capital lease obligations	—	—	(12.8)	—	(12.8)
Purchase of Company common stock	(2,503.3)	—	—	—	(2,503.3)
Dividends	(415.2)	—	—	—	(415.2)
Proceeds from exercise of stock options	119.6	—	—	—	119.6
Increase (decrease) in intercompany payables	4,854.9	(1,816.0)	(3,038.9)	—	—
Other, net	—	—	(.9)	—	(.9)

Net cash flow provided by (used for) financing activities from continuing operations	2,011.4	(1,816.0)	(3,114.4)	—	(2,919.0)

Net cash flow from financing activities from discontinued operations	—	(12.3)	(98.1)	—	(110.4)

Net cash flow provided by (used for) financing activities	2,011.4	(1,828.3)	(3,212.5)	—	(3,029.4)

Net increase (decrease) in cash and cash equivalents	356.7	(15.6)	(263.6)	—	77.5
Cash and cash equivalents at beginning of year	212.5	26.8	611.4	—	850.7

Cash and cash equivalents at end of year	$569.2	$11.2	$347.8	$—	$928.2

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.

        The information required by this item with respect to the Company's directors is contained in the CBS Corporation Proxy Statement for the Company's 2007 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "CBS Corporation's Board of Directors," "Item 1—Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

        The information required by this item with respect to the Company's executive officers is (i) contained in the Proxy Statement under the headings "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" and (ii) included in Part I of this Form 10-K under the caption "Executive Officers of the Company," which information is incorporated herein by reference.

Item 11. Executive Compensation.

        The information required by this item is contained in the Proxy Statement under the headings "Director Compensation," "Executive Compensation," "Compensation Discussion and Analysis" and "Compensation Committee Report," which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is contained in the Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

        The information required by this item is contained in the Proxy Statement under the headings "Related Party Transactions" and "CBS Corporation's Board of Directors," which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

        The information required by this item is contained in the Proxy Statement under the heading "Services Provided by the Independent Registered Public Accounting Firm and Fees Paid," which information is incorporated herein by reference.

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

Date: March 1, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of CBS Corporation and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LESLIE MOONVES Leslie Moonves	President Chief Executive Officer Director	March 1, 2007
/s/ FREDRIC G. REYNOLDS Fredric G. Reynolds	Executive Vice President Chief Financial Officer	March 1, 2007
/s/ SUSAN C. GORDON Susan C. Gordon	Senior Vice President Controller Chief Accounting Officer	March 1, 2007
* David R. Andelman	Director	March 1, 2007
* Joseph A. Califano, Jr.	Director	March 1, 2007
* William S. Cohen	Director	March 1, 2007
* Charles K. Gifford	Director	March 1, 2007
* Leonard Goldberg	Director	March 1, 2007

* Bruce S. Gordon	Director	March 1, 2007
* Shari Redstone	Director	March 1, 2007
* Sumner M. Redstone	Director	March 1, 2007
*By:	/s/ LOUIS J. BRISKMAN Louis J. Briskman Attorney-in-Fact for Directors	March 1, 2007

INDEX TO EXHIBITS
ITEM 15(b)

Effective December 31, 2005, Former Viacom was renamed CBS Corporation.

Exhibit No.		Description of Document
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
(a)
Amended and Restated Certificate of Incorporation of CBS Corporation effective December 31, 2005 (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 00-09553).
(b)
Amended and Restated By-laws of CBS Corporation effective December 31, 2005 (incorporated by reference to Exhibit 3(b) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 00-09553).
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
(c)
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
CBS Corporation 2004 Long-Term Management Incentive Plan (as amended and restated through May 25, 2006) (incorporated by reference to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended June 30, 2006) (File No. 001-09553).*
(i)
Form of Certificate and Terms and Conditions for Stock Options under the CBS Corporation 2004 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Former Viacom filed February 1, 2005) (File No. 001-09553).*
(ii)
Form of Certificate and Terms and Conditions for the Performance-Based Restricted Share Units under the CBS Corporation 2004 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Former Viacom filed February 1, 2005) (File No. 001-09553).*
(iii)
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
to Item 15(b).

(iv)
Form of Deferral Elections for Performance-Based Restricted Share Units under the CBS Corporation 2004 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Former Viacom filed February 1, 2005) (File No. 001-09553).*
(v)
Form of Deferral Elections for Performance-Based Restricted Share Units with Time Vesting under the CBS Corporation 2004 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Former Viacom filed February 1, 2005) (File No. 001-09553).*
(vi)
Form of Certificate and Terms and Conditions for the Performance-Based Restricted Shares under the CBS 2004 Long-Term Management Plan granted in connection with the Voluntary Exchange Offer (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006) (File No. 001-09553).*
(e)
CBS Corporation Senior Executive Short-Term Incentive Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 00-09553).*
(f)
Summary of CBS Corporation Compensation for Outside Directors (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 00-09553).*
(g)
Former Viacom Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of October 14, 2003) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of Former Viacom for the fiscal year ended December 31, 2003) (File No. 001-09553).*
(h)
CBS Corporation Deferred Compensation Plan for Outside Directors (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 00-09553).*
(i)
Form of Election Form for CBS Corporation Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Former Viacom filed December 15, 2004) (File No. 001-09533).*
(i)
CBS Corporation 2000 Stock Option Plan for Outside Directors (as amended and restated through May 25, 2006) (incorporated by reference to Annex C to CBS Corporation's Proxy Statement dated April 14, 2006) (File No. 001-09553).*
(j)
CBS Corporation 2005 RSU Plan for Outside Directors (as amended and restated through May 25, 2006) (incorporated by reference to Annex D to CBS Corporation's Proxy Statement dated April 14, 2006) (File No. 001-09553).*
(k)
CBS Excess 401(k) Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 00-09553).*
* Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

(l)
CBS Retirement Excess Pension Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 00-09553).*
(m)
CBS Excess 401(k) Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 00-09553).*
(n)
CBS Bonus Deferral Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 00-09553).*
(o)
Employment Agreement dated December 29, 2005 between CBS Corporation and Sumner M. Redstone (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Former Viacom filed December 30, 2005) (File No. 001-09553).*
(p)
Employment Agreement dated July 1, 2004 between CBS Corporation and Leslie Moonves (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Former Viacom filed July 22, 2004) (File No. 001-09553), as amended by a Letter Agreement dated June 14, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Former Viacom filed June 14, 2005).*
(q)
Employment Agreement dated September 6, 2005 between CBS Corporation and Louis J. Briskman (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4 of Former Viacom filed November 23, 2005) (File No. 333-128821).*
(r)
Employment Agreement dated March 1, 2001 between CBS Corporation and Susan C. Gordon, as amended by a Letter Agreement dated as of March 1, 2001, as amended by a Letter Agreement dated as of March 16, 2001, as amended by a Letter Agreement dated as of May 1, 2004 (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 of Former Viacom filed November 23, 2005) (File No. 333-128821).*
(s)
Employment Agreement dated August 15, 2005 between CBS Corporation and Fredric G. Reynolds (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 of Former Viacom filed November 23, 2005) (File No. 333-128821).*
	(t)	CBS Corporation plans assumed by Former Viacom after the merger with former CBS Corporation, consisting of the following:
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

(iii)
CBS Bonus Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977).*
(iv)
CBS Supplemental Employee Investment Fund (as amended as of January 1, 1998) (incorporated by reference to Exhibit 10(j) to the Quarterly Report on Form 10-Q of CBS for the quarter ended September 30, 1999) (File No. 001-00977).*
(v)
CBS Corporation Deferred Compensation and Stock Plan for Directors (as amended as of February 24, 2000) (incorporated by reference to Exhibit 10(y)(ix) to the Annual Report on Form 10-K of Former Viacom for the fiscal year ended December 31, 2000) (File No. 001-09553).*
(vi)
Agreement dated March 2, 1999 between former CBS Corporation and Louis J. Briskman (incorporated by reference to Exhibit 10(r) to the Quarterly Report on Form 10-Q of CBS for the quarter ended March 31, 1999) (File No. 001-00977).*
(vii)
Westinghouse Executive Pension Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(w)(x) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 00-09553).*
(u)
Infinity Broadcasting Corporation ("Infinity") Stock Plan for Directors assumed by Former Viacom after the merger with Infinity (effective as of February 24, 2000) (incorporated by reference to Exhibit 10(aa)(ii) to the Annual Report on Form 10-K of Former Viacom for the fiscal year ended December 31, 2002) (File No. 001-09553).*
(v)
Amended and Restated Five-Year Credit Agreement, dated as of December 8, 2005, among CBS Corporation; CBS Operations Inc.; the Subsidiary Borrowers Parties thereto; the Lenders named therein; JPMorgan Chase Bank, N.A., as Administrative Agent; Citibank, N.A., as Syndication Agent; and Bank of America, N.A., UBS Securities LLC and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1, Annex I to the Current Report on Form 8-K of Former Viacom filed December 14, 2005) (File No. 001-09553).
(w)
Agreement among Former Viacom, NAIRI, Inc. and National Amusements, Inc. dated as of October 28, 2004 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Former Viacom for the quarter ended September 30, 2004) (File No. 001-09553).
(12)		Statement re Computations of Ratios (filed herewith).
(21)		Subsidiaries of CBS Corporation (filed herewith).
* Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

(23)		Consents of Experts and Counsel
	(a)	Consent of PricewaterhouseCoopers LLP (filed herewith).
(24)		Powers of Attorney (filed herewith).
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of CBS Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*
Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

        The following Consolidated Financial Statements and schedule of the registrant and its subsidiaries are submitted herewith as part of this report:

Reference (Page/s)
Item 15(a)(1) Financial Statements:
1.	Management's Report on Internal Control Over Financial Reporting	II-38
2.	Report of Independent Registered Public Accounting Firm	II-39 – II-40
3.	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	II-41
4.	Consolidated Balance Sheets as of December 31, 2006 and 2005	II-42
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	II-43
6.	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2006, 2005 and 2004	II-44
7.	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 and 2004	II-45
8.	Notes to Consolidated Financial Statements	II-46 – II-96
Item 15(a)(2) Financial Statement Schedule:
	II. Valuation and qualifying accounts	F-2

        All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

F-1

CBS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Col. A	Col. B	Col. C			Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for doubtful accounts:
Year ended December 31, 2006	$147.2	$—	$39.9	$2.0	$36.5	$152.6
Year ended December 31, 2005	$152.3	$—	$33.7	$1.1	$39.9	$147.2
Year ended December 31, 2004	$151.9	$—	$85.6	$3.5	$88.7	$152.3
Valuation allowance on deferred tax assets:
Year ended December 31, 2006	$127.7	$—	$11.4	$—	$—	$139.1
Year ended December 31, 2005	$198.8	$—	$6.1	$—	$77.2	$127.7
Year ended December 31, 2004	$44.6	$—	$155.1	$—	$.9	$198.8
Reserves for inventory obsolescence:
Year ended December 31, 2006	$24.8	$—	$14.4	$—	$16.4	$22.8
Year ended December 31, 2005	$22.7	$—	$11.4	$—	$9.3	$24.8
Year ended December 31, 2004	$23.5	$—	$11.9	$—	$12.7	$22.7

F-2

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
Television Stations
Radio Stations, Television Stations and Outdoor Advertising Displays
PART II
Total Cumulative Stockholder Return For Five-Year Period Ending December 31, 2006
Management's Discussion and Analysis of Results of Operations and Financial Condition (Tabular dollars in millions, except per share amounts)
Management's Discussion and Analysis of Results of Operations and Financial Condition (Tabular dollars in millions, except per share amounts)
Management's Discussion and Analysis of Results of Operations and Financial Condition (Tabular dollars in millions, except per share amounts)
Management's Discussion and Analysis of Results of Operations and Financial Condition (Tabular dollars in millions, except per share amounts)
Management's Discussion and Analysis of Results of Operations and Financial Condition (Tabular dollars in millions, except per share amounts)
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
CBS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In millions, except per share amounts)
CBS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except per share amounts)
CBS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
CBS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In millions)
CBS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In millions)
CBS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular dollars in millions, except per share amounts)
PART III
PART IV
SIGNATURES
INDEX TO EXHIBITS ITEM 15(b)
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Dollars in millions)