Form 10-Q
period 2007-03-31
CBS CORP
filed 2007-05-04
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-09553

CBS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2949533 (I.R.S. Employer Identification No.)
51 W. 52nd Street, New York, New York (Address of principal executive offices)	10019 (Zip Code)
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

Number of shares of common stock outstanding at April 30, 2007:

        Class A Common Stock, par value $.001 per share—61,218,939

        Class B Common Stock, par value $.001 per share—671,331,456

CBS CORPORATION
INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,

	2007		2006

Revenues		$3,657.8		$3,575.4

Expenses:
Operating		2,395.8		2,291.6
Selling, general and administrative		625.5		647.6
Depreciation and amortization		115.2		108.0

Total expenses		3,136.5		3,047.2

Operating income		521.3		528.2
Interest expense		(139.8)		(144.3)
Interest income		39.3		12.6
Loss on early extinguishment of debt		—		(4.0)
Other items, net		(1.5)		(2.9)

Earnings from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest		419.3		389.6
Provision for income taxes		(204.2)		(161.2)
Equity in earnings (loss) of affiliated companies, net of tax		(1.9)		6.0
Minority interest, net of tax		.3		.1

Net earnings from continuing operations		213.5		234.5
Net loss from discontinued operations		—		(7.6)

Net earnings		$213.5		$226.9

Basic earnings per common share:
Net earnings from continuing operations		$.28		$.31
Net loss from discontinued operations		$—		$(.01)
Net earnings		$.28		$.30
Diluted earnings per common share:
Net earnings from continuing operations		$.28		$.31
Net loss from discontinued operations		$—		$(.01)
Net earnings		$.28		$.30
Weighted average number of common shares outstanding:
Basic		756.7		762.8
Diluted		765.1		766.7
Dividends per common share	$	..22	$	..16

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At March 31, 2007	At December 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$3,378.6	$3,074.6
Receivables, less allowances of $156.7 (2007) and $152.6 (2006)	2,835.4	2,824.0
Programming and other inventory (Note 6)	768.9	982.9
Deferred income tax assets, net	307.7	307.7
Prepaid expenses and other current assets	770.1	757.3
Current assets of discontinued operations (Note 4)	196.8	197.6

Total current assets	8,257.5	8,144.1

Property and equipment:
Land	342.6	343.7
Buildings	579.7	582.3
Capital leases	207.0	207.3
Advertising structures	1,649.2	1,619.0
Equipment and other	1,499.6	1,522.3

	4,278.1	4,274.6
Less accumulated depreciation and amortization	1,465.9	1,460.8

Net property and equipment	2,812.2	2,813.8

Programming and other inventory (Note 6)	1,644.2	1,665.6
Goodwill (Note 5)	18,719.0	18,821.5
Intangible assets (Note 5)	10,305.4	10,425.0
Other assets	1,502.3	1,553.2
Assets of discontinued operations (Note 4)	85.0	85.6

Total Assets	$43,325.6	$43,508.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$399.6	$502.3
Accrued compensation	237.6	375.3
Participants' share and royalties payable	702.4	767.5
Program rights	1,374.3	906.9
Income taxes payable	112.7	3.3
Current portion of long-term debt (Note 8)	677.6	15.0
Accrued expenses and other current liabilities	1,764.4	1,810.5
Current liabilities of discontinued operations (Note 4)	56.8	18.7

Total current liabilities	5,325.4	4,399.5

Long-term debt (Note 8)	7,047.7	7,027.3
Pension and postretirement benefit obligations	1,989.8	1,993.3
Deferred income tax liabilities, net	2,292.9	2,310.7
Other liabilities	3,589.9	3,595.6
Liabilities of discontinued operations (Note 4)	613.6	658.9
Commitments and contingencies (Note 12)
Minority interest	.8	1.0
Stockholders' Equity:
Class A Common Stock, par value $.001 per share; 375.0 shares authorized; 61.2 (2007) and 61.5 (2006) shares issued	.1	.1
Class B Common Stock, par value $.001 per share; 5,000.0 shares authorized; 719.6 (2007) and 715.5 (2006) shares issued	.7	.7
Additional paid-in capital	44,368.4	44,259.3
Accumulated deficit	(19,958.3)	(20,175.9)
Accumulated other comprehensive loss (Note 1)	(224.9)	(246.3)

	24,186.0	23,837.9
Less treasury stock, at cost; 55.6 (2007) and 8.6 (2006) Class B Shares	1,720.5	315.4

Total Stockholders' Equity	22,465.5	23,522.5

Total Liabilities and Stockholders' Equity	$43,325.6	$43,508.8

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended March 31,

	2007	2006

Operating Activities:
Net earnings	$213.5	$226.9
Less: Net loss from discontinued operations	—	(7.6)

Net earnings from continuing operations	213.5	234.5
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	115.2	108.0
Stock-based compensation	21.0	12.6
Equity in (earnings) loss of affiliated companies, net of tax	1.9	(6.0)
Distributions from affiliated companies	3.8	1.7
Minority interest, net of tax	(.3)	(.1)
Excess tax benefits from stock-based compensation	(2.4)	(.1)
Change in assets and liabilities, net of effects of acquisitions	495.3	340.8

Net cash flow provided by operating activities from continuing operations	848.0	691.4

Net cash flow used for operating activities from discontinued operations	—	(43.6)

Net cash flow provided by operating activities	848.0	647.8

Investing Activities:
Capital expenditures	(95.1)	(46.3)
Acquisitions, net of cash acquired	(28.1)	(58.4)
Proceeds from dispositions	243.7	.6
Investments in and advances to affiliated companies	(31.1)	(.2)
Net receipts from (payments to) Viacom Inc. related to the Separation	188.5	(43.1)
Other, net	—	(.1)

Net cash flow provided by (used for) investing activities from continuing operations	277.9	(147.5)

Net cash flow used for investing activities from discontinued operations	—	(16.2)

Net cash flow provided by (used for) investing activities	277.9	(163.7)

Financing Activities:
Borrowing (repayment) of notes	678.0	(754.8)
Borrowings from (repayments to) banks, including commercial paper, net	2.3	(.4)
Payment of capital lease obligations	(4.2)	(3.7)
Purchase of Company common stock	(1,422.1)	(5.7)
Dividends	(153.9)	(105.8)
Proceeds from exercise of stock options	75.6	17.7
Excess tax benefits from stock-based compensation	2.4	.1

Net cash flow used for financing activities	(821.9)	(852.6)

Net increase (decrease) in cash and cash equivalents	304.0	(368.5)
Cash and cash equivalents at beginning of period	3,074.6	1,655.3

Cash and cash equivalents at end of period	$3,378.6	$1,286.8

Supplemental disclosure of cash flow information
Cash paid for interest	$167.3	$190.4
Cash paid for income taxes	$41.3	$53.2
Non-cash investing and financing activities:
Fair value of assets acquired	$29.4	$363.9
Fair value of liabilities assumed	(1.3)	(32.8)
Cash paid, net of cash acquired	(28.1)	(58.4)

Impact on Stockholders' Equity	$—	$272.7

See notes to consolidated financial statements.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—CBS Corporation (together with its consolidated subsidiaries unless the context otherwise requires, the "Company" or "CBS Corp.") is comprised of the following segments: Television (CBS Television, comprised of the CBS Network, television stations and its television production and syndication operations; Showtime Networks; and CSTV Networks), Radio (CBS Radio), Outdoor (CBS Outdoor) and Publishing (Simon & Schuster). During 2006, the Company sold Paramount Parks to Cedar Fair, L.P. for $1.24 billion in cash. As a result, Paramount Parks is presented as a discontinued operation in the consolidated financial statements for the three months ended March 31, 2006.

Basis of Presentation—The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC"). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the periods presented. Certain previously reported amounts have been reclassified to conform to the current presentation.

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

Net Earnings per Common Share—Basic earnings per share ("EPS") is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of restricted shares and restricted stock units ("RSUs") and the assumed exercise of stock options only in the periods in which such effect would have been dilutive. For the three months ended March 31, 2007 and 2006, respectively, options to purchase 20.1 million and 109.9 million shares of CBS Corp. Class B Common Stock were outstanding but excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

The table below presents a reconciliation of weighted average shares used in the calculations of basic and diluted EPS:

	Three Months Ended March 31,

(in millions)	2007	2006

Weighted average shares for basic EPS	756.7	762.8
Dilutive effect of shares issuable under stock-based compensation plans	8.4	3.9

Weighted average shares for diluted EPS	765.1	766.7

Comprehensive Income (Loss)—Total comprehensive income for the Company includes net earnings and other comprehensive income (loss) items listed in the table below.

	Three Months Ended March 31,

	2007	2006

Net earnings	$213.5	$226.9
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	15.9	(11.4)
Adjustment for amortization of actuarial losses and prior service costs	5.3	—
Minimum pension liability adjustment	—	(14.2)
Net unrealized gain on securities	—	.1
Change in fair value of cash flow hedges	.2	—
Other comprehensive income from discontinued operations, net of tax	—	.5

Total comprehensive income	$234.9	$201.9

Additional Paid-In Capital—For the three months ended March 31, 2007 and 2006, respectively, the Company recorded dividends of $162.6 million and $122.2 million as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

Company Common Stock Held by Subsidiaries—In connection with a restructuring of the Company's international subsidiaries, certain wholly owned subsidiaries hold 179.3 million shares of CBS Corp. Class B Common Stock, of which 47.3 million shares were repurchased through an accelerated share repurchase transaction and 132.0 million shares were issued by the Company to wholly owned subsidiaries. The 47.3 million repurchased shares are reflected as treasury shares and the 132.0 million shares are eliminated in consolidation.

Adoption of New Accounting Standards—Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition of income tax positions, classification of income tax liabilities, accounting for interest and penalties associated with unrecognized tax benefits, accounting for uncertain tax positions in interim periods, and income tax disclosures. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company's consolidated financial statements. See Note 11 for additional information.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

Recent Pronouncements—In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159") effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company is currently evaluating the impact of the adoption of SFAS 159 on the consolidated financial statements.

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

2)    STOCK-BASED COMPENSATION

The following table summarizes the Company's stock-based compensation expense for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,

	2007	2006

Stock options	$2.0	$8.4
RSUs and restricted shares	19.0	4.2

Total Stock-based Compensation	$21.0	$12.6

During the first quarter of 2007, the Company granted 3.2 million RSUs with a weighted-average per unit grant date fair value of $30.92. RSU grants during the first quarter of 2007 vest over a one- to four-year service period. RSUs granted to certain executives are also subject to satisfying performance and/or market conditions. During the first quarter of 2007, the Company also granted 3.7 million stock options and stock option equivalents with a weighted averaged exercise price of $30.46. Stock option grants during the first quarter of 2007 generally vest over a three-to four-year service period.

Total unrecognized compensation cost related to unvested restricted shares and RSUs at March 31, 2007 was $230.5 million, which is expected to be expensed over a weighted average period of 2.91 years. Total unrecognized compensation cost related to unvested stock option awards and stock option equivalents at March 31, 2007 was $36.9 million, which is expected to be expensed over a weighted average period of 3.37 years.

3)    ACQUISITIONS AND DISPOSITIONS

On April 16, 2007, the Company completed an exchange agreement with Liberty Media Corporation under which the stock of a subsidiary of the Company which held CBS Corp.'s Green Bay television station and its satellite television station, and $169.8 million in cash was exchanged for the 7.6 million shares of CBS Corp. Class B Common Stock held by Liberty Media Corporation. On February 26, 2007, the Company completed the sale of its television station in New Orleans for $4.3 million. On February 7, 2007, the Company announced that it entered into an agreement to sell seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for approximately $185 million. This transaction is subject to FCC approval and customary closing conditions and is expected to close in the second half of 2007.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

During 2006, the Company entered into agreements to sell 39 radio stations in ten of its smaller markets for a total of approximately $668 million in cash. In December 2006, the Company completed the sale of five radio stations in the Buffalo market for approximately $125 million. During the first quarter of 2007, the sales of 17 radio stations in the Kansas City, Columbus, Fresno and Greensboro markets were completed and the Company received $236.4 million resulting in a pre-tax gain of $3.4 million included in "Other items, net" on the Consolidated Statement of Operations for the three months ended March 31, 2007. The remaining transactions are subject to customary closing conditions, and are expected to close by the end of the third quarter of 2007.

4)    DISCONTINUED OPERATIONS

During 2006, Paramount Parks was sold to Cedar Fair, L.P. for $1.24 billion in cash. Paramount Parks has been presented as a discontinued operation in the consolidated financial statements for the three months ended March 31, 2006.

The following table sets forth the detail of CBS Corp.'s net loss from discontinued operations for the three months ended March 31, 2006.

Three Months Ended March 31, 2006

Revenues from discontinued operations	$6.3

Loss from discontinued operations before income taxes	$(16.9)
Benefit from income taxes	9.3

Net loss from discontinued operations	$(7.6)

Assets and liabilities of discontinued operations included on the Consolidated Balance Sheets primarily consist of aircraft leases that are generally expected to liquidate in accordance with contractual terms.

5)    GOODWILL AND INTANGIBLE ASSETS

The changes in the book value of goodwill, by segment, for the three months ended March 31, 2007 were as follows:

	At December 31, 2006					At March 31, 2007
		Acquisitions	Dispositions		Adjustments(b)

Television	$8,752.9	$4.0	$(2.3)		$(.9)	$8,753.7
Radio	5,088.6	—	(111.4	)(a)	(1.1)	4,976.1
Outdoor	4,563.9	—	—		9.2	4,573.1
Publishing	416.1	—	—		—	416.1

Total	$18,821.5	$4.0	$(113.7)		$7.2	$18,719.0

    (a)
    Divestiture of 17 radio stations.
    (b)
    Primarily includes foreign currency translation adjustments and purchase price allocations for acquisitions.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

The Company's intangible assets and related accumulated amortization were as follows:

		Accumulated Amortization
At March 31, 2007	Gross		Net

Intangible assets subject to amortization:
Leasehold agreements	$837.4	$(386.6)	$450.8
Franchise agreements	510.1	(195.3)	314.8
Other intangible assets	246.3	(136.8)	109.5

Total intangible assets subject to amortization	1,593.8	(718.7)	875.1
FCC licenses	9,418.3	—	9,418.3
Trade names	12.0	—	12.0

Total intangible assets	$11,024.1	$(718.7)	$10,305.4

		Accumulated Amortization
At December 31, 2006	Gross		Net

Intangible assets subject to amortization:
Leasehold agreements	$821.9	$(375.6)	$446.3
Franchise agreements	511.2	(190.2)	321.0
Other intangible assets	247.4	(133.1)	114.3

Total intangible assets subject to amortization	1,580.5	(698.9)	881.6
FCC licenses	9,531.4	—	9,531.4
Trade names	12.0	—	12.0

Total intangible assets	$11,123.9	$(698.9)	$10,425.0

Amortization expense was $23.0 million and $24.5 million for the three months ended March 31, 2007 and 2006, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2007 through 2011, to be as follows:

	2007	2008	2009	2010	2011

Amortization expense	$90.5	$90.0	$88.6	$84.9	$78.0

6)    PROGRAMMING AND OTHER INVENTORY

	At March 31, 2007	At December 31, 2006

Program rights	$1,778.0	$2,021.0
Television:
Released programming (including acquired libraries)	518.4	503.3
In process and other	26.8	40.1
Publishing, primarily finished goods	88.6	82.9
Other	1.3	1.2

Total Programming and Other Inventory	2,413.1	2,648.5
Less current portion	768.9	982.9

Total Non-Current Programming and Other Inventory	$1,644.2	$1,665.6

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

7)    RELATED PARTIES

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as the Executive Chairman of the Board of Directors for both CBS Corp. and Viacom Inc. At March 31, 2007, NAI beneficially owned CBS Corp.'s Class A Common Stock, representing approximately 76% of the voting power of all classes of CBS Corp.'s Common Stock, and approximately 12% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

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

In accordance with the terms of the Separation Agreement, Viacom Inc. paid to the Company an estimated special dividend of $5.4 billion in December 2005, subject to adjustment. During 2006, Viacom Inc. paid to the Company the net undisputed adjustment to the special dividend of $172 million plus net interest of $3.1 million. In January 2007, CBS Corp. and Viacom Inc. resolved the remaining disputed items with respect to the special dividend and Viacom Inc. paid to the Company an additional $170 million, resulting in an aggregate adjustment to the special dividend of $342 million.

CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. Simon & Schuster is also involved in transactions with Viacom Inc. that have not been material in any of the periods presented. CBS Corp.'s total revenues from these transactions were $23.0 million and $15.4 million for the three months ended March 31, 2007 and 2006, respectively.

CBS Corp., through Showtime Networks and CBS Television, purchases motion picture programming from Viacom Inc., primarily Paramount Pictures. The costs of these purchases are initially recorded as programming inventory and amortized over the life of the contract or projected useful life of the programming. In addition, CBS Corp. places advertisements with various subsidiaries of Viacom Inc. The total purchases from these transactions were $47.0 million and $32.2 million for the three months ended March 31, 2007 and 2006, respectively.

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets:

	At March 31, 2007	At December 31, 2006

Amounts due from Viacom Inc.
Receivables	$173.4	$187.2
Other assets (Receivables, noncurrent)	223.1	260.7

Total amounts due from Viacom Inc.	$396.5	$447.9

Amounts due to Viacom Inc.
Accounts payable	$4.9	$5.2
Program rights	90.8	56.1
Other liabilities (Program rights, noncurrent)	33.1	10.7

Total amounts due to Viacom Inc.	$128.8	$72.0

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

Other Related Parties.    The Company owned approximately 19% of Westwood One, Inc. ("Westwood One") as of March 31, 2007, which is accounted for by the Company as an equity investment. One member of Westwood One's board of directors is an officer of CBS Radio. CBS Radio receives compensation for providing management services to Westwood One pursuant to a Management Agreement, including the services of a chief executive officer who is an employee of CBS Radio. Westwood One and CBS Radio also are parties to a Representation Agreement (including a related News Programming Agreement, Trademark License Agreement and Technical Services Agreement) pursuant to which Westwood One operates the CBS Radio Networks and CBS Radio is paid an annual fee. The Management Agreement and Representation Agreement expire on March 31, 2009. Certain of the Company's radio stations and Westwood One have affiliation agreements pursuant to which such radio stations air programs and/or commercials supplied by Westwood One and, in return, the stations receive affiliation fees and certain programming cost reimbursements. CBS Television also has arrangements with Westwood One to provide news and sports programming to Westwood One. Revenues from all of these arrangements were $18.3 million and $20.5 million for the three months ended March 31, 2007 and 2006, respectively.

In April 2007, CBS Radio and Westwood One entered into a non-binding letter of intent for the termination, or modification and extension of these arrangements for a term expiring on March 31, 2017, subject to execution of definitive agreements, corporate approvals and approval by Westwood One stockholders, other than CBS Radio and its affiliates. The arrangements contemplated by the letter of intent include termination of the Management Agreement and the Representation Agreement; relinquishment of all seats on the Westwood One board of directors; maintenance of the same level of Westwood One commercial inventory on CBS Radio stations, subject to adjustments; extension of the News Programming and Trademark Licensing Agreements; and continuation of compensation arrangements subject to potential annual increases or decreases based upon audience delivery and commercial inventory clearance by CBS Radio.

8)    BANK FINANCING AND DEBT

The following table sets forth the Company's long-term debt:

	At March 31, 2007	At December 31, 2006

Notes payable to banks	$5.4	$3.1
Senior debt (4.625%—8.875% due 2007—2056)	7,691.1	7,006.2
Other notes	.8	.8
Obligations under capital leases	111.0	115.2

Total debt	7,808.3	7,125.3
Less discontinued operations debt (a)	83.0	83.0

Total debt from continuing operations	7,725.3	7,042.3
Less current portion	677.6	15.0

Total long-term debt from continuing operations, net of current portion	$7,047.7	$7,027.3

(a)
Included on the Consolidated Balance Sheets in "Current liabilities of discontinued operations" for $40.0 million and "Liabilities of discontinued operations" for $43.0 million at March 31, 2007, and included in "Liabilities of discontinued operations" at December 31, 2006.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

As of March 31, 2007 and December 31, 2006, the Company's debt balances included (i) a net unamortized premium of $28.5 million and $29.1 million, respectively, and (ii) the decrease in the carrying value of the debt relating to fair value hedges of $31.9 million and $17.5 million, respectively.

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52.2 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

On March 27, 2007, CBS Corp. issued $700.0 million of 6.750% senior notes due 2056. Interest on these senior notes will be paid quarterly. The senior notes are fully and unconditionally guaranteed by CBS Operations Inc., a wholly owned subsidiary of CBS Corp., and are redeemable, at the Company's option, at any time on or after March 27, 2012 at their principal amount plus accrued interest.

On May 1, 2007, the Company redeemed, at maturity, all of its outstanding 5.625% senior notes for $700.0 million.

All of the Company's long-term debt has been issued under fixed interest rate agreements. The Company has entered into fixed-to-floating rate swap agreements for a portion of this debt, which are designated as fair value hedges. During the first quarter of 2007, the Company entered into $700 million notional amount of fixed-to-floating rate swaps. On May 1, 2007, $700 million notional amount of interest rate swaps matured.

Credit Facility

As of March 31, 2007, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"), primarily to support commercial paper borrowings. At March 31, 2007, the Company had no commercial paper borrowings and was in compliance with all covenants under the Credit Facility, including the requirement that the Company maintain a minimum coverage ratio. As of March 31, 2007, the remaining availability under this Credit Facility, net of outstanding letters of credit, was $2.79 billion.

9)    PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic cost for the Company's pension and postretirement benefit plans were as follows:

			Postretirement Benefits
	Pension Benefits

Three Months Ended March 31,	2007	2006	2007	2006

Components of net periodic cost:
Service cost	$8.7	$9.8	$.4	$.5
Interest cost	74.4	74.3	14.9	15.1
Expected return on plan assets	(69.5)	(66.9)	(.1)	(.1)
Amortization of prior service cost	.1	.2	—	(.1)
Recognized actuarial loss	8.5	20.2	—	.2
Settlement costs	—	7.1	—	—

Net periodic cost	$22.2	$44.7	$15.2	$15.6

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

10)    CASH DIVIDENDS AND STOCK PURCHASE PROGRAM

On February 27, 2007, the Company announced a 10% increase to its quarterly cash dividend to $.22 per share on CBS Corp. Class A and Class B Common Stock. The total dividend was $162.6 million of which $159.4 million was paid on April 1, 2007 and $3.2 million was accrued to be paid upon vesting of restricted shares and RSUs. During the first quarter of 2007, the Company paid $153.9 million for the $.20 per share dividend declared on October 18, 2006 and for dividend payments on RSUs that vested during the first quarter of 2007. Dividend declarations in the first quarters of 2007 and 2006 were recorded as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

On March 6, 2007, the Company repurchased approximately 47.3 million shares of CBS Corp. Class B Common Stock for $1.42 billion, subject to adjustment, through an accelerated share repurchase transaction.

11)    PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest. The provision for income taxes for continuing operations was $204.2 million and $161.2 million for the three months ended March 31, 2007 and 2006, respectively. The Company's effective income tax rate increased to 48.7% for the first quarter of 2007 from 41.4% for the same prior-year period, reflecting the tax impact of the radio station divestitures which were completed during the first quarter of 2007. The Company recorded a pre-tax gain of $3.4 million on these divestitures in the first quarter of 2007. However, the tax basis of these stations was lower than their book basis, resulting in a tax expense of $43.5 million.

On January 1, 2007, the Company adopted the provisions of FIN 48 which did not have a material impact to the Company's liability for unrecognized tax benefits. Total unrecognized tax benefits at the date of adoption of FIN 48 were $227.3 million, of which $184.5 million would affect the Company's effective income tax rates, if and when recognized in future years. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. As of January 1, 2007, the Company had recorded liabilities for accrued interest and penalties of $33.3 million.

The Internal Revenue Service concluded its examination of the Company's U.S. federal income tax returns through 2003. The Company is currently under examination for the years 2004 and 2005 and the statute of limitations for the 2003 tax year expires on September 17, 2007.

12)    COMMITMENT AND CONTINGENCIES

Off-Balance Sheet Arrangements

In connection with the Separation, Viacom Inc. has agreed to indemnify the Company with respect to obligations related to Blockbuster Inc. ("Blockbuster"), including certain Blockbuster store leases; Famous Players theater leases; certain UCI theater leases; and certain theater leases related to W.F. Cinema Holdings L.P. and Grauman's Theatres LLC.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $376.5 million at March 31, 2007 and are not recorded on the Consolidated Balance Sheet as of March 31, 2007.

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

Legal Matters

Shareholder Derivative Lawsuits and Demands.    Two shareholder derivative lawsuits, consolidated as In re Viacom Inc. Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions name each member of Former Viacom's Board of Directors, Messrs. Tom Freston and Leslie Moonves (each of whom were executive officers of Former Viacom), and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of Messrs. Redstone, Freston and Moonves was excessive and unwarranted and challenging the independence of certain Former Viacom directors. Mr. Redstone is the Company's Executive Chairman of the Board of Directors and Founder and Mr. Moonves is the Company's President and Chief Executive Officer. Mr. Freston was formerly Viacom Inc.'s President and Chief Executive Officer. Plaintiffs seek unspecified damages from the members of the Former Viacom Board of Directors for their alleged breach of fiduciary duties, disgorgement of the 2004 compensation paid to the above-named officers of Former Viacom, equitable relief, and attorney fees and expenses. The Company moved to dismiss the complaints and oral argument was heard on February 16, 2006. On June 26, 2006, the court denied the Company's motion to dismiss. The Company's appeal from that decision was argued on January 5, 2007, and the Company is awaiting a decision. The trial court proceedings have been stayed pending the resolution of the Company's appeal. On January 23, 2007, a new shareholder derivative action was filed in New York Supreme Court, which contains allegations similar to those in the earlier actions. Any liabilities in this matter adverse to the Company and/or Viacom Inc. will be shared equally between the Company and Viacom Inc. In January 2007, the parties reached an agreement in principle to settle all of these actions, which is subject to final documentation and court approval. In April 2007, the parties executed a Stipulation of Settlement which resolves all of these actions, subject to approval by the Company's Board of Directors and the Compensation Committee of the Board of Directors and then court approval. The Company believes that the plaintiffs' positions in these actions are without merit and, if they are not settled, it intends to vigorously defend itself in the litigation.

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

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2007, the Company had pending approximately 72,510 asbestos claims, as compared with approximately 73,310 as of December 31, 2006 and approximately 98,300 as of March 31, 2006. Of the claims pending as of March 31, 2007, approximately 48,690 were pending in state courts, 21,150 in federal courts and, additionally, approximately 2,670 were third party claims pending in state courts. During the first quarter of 2007, the Company received approximately 1,450 new claims and closed or moved to an inactive docket approximately 2,250 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

Payola.    The Attorney General of the State of New York has been conducting an investigation of record companies, radio stations and independent record promoters relating to the promotion and selection of music on radio stations, principally to determine whether radio stations have received undisclosed payments which were tied to their decisions as to what songs to play, a practice commonly referred to as "payola." The Attorney General has entered into a settlement agreement having a term

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

of five years with CBS Radio pursuant to which CBS did not admit to any violation of any law or regulation, but agreed to implement certain business reforms. CBS Radio also made a $2.0 million payment to Rockefeller Philanthropy Advisors, in connection with the settlement. The Attorney General has also entered into settlements with the four major record labels and with one other major radio company. The FCC, based on information provided to it by the Attorney General, also initiated a "payola" investigation which was resolved by a Consent Decree entered into in April 2007. Pursuant to the Consent Decree, which has a three year term, CBS Radio did not admit to violation of any law or regulation, agreed to make a voluntary contribution to the U.S. Treasury in the amount of $3.0 million, and agreed to implement virtually identical business reforms as those in the settlement with the Attorney General. Three other major radio companies also entered into similar Consent Decrees.

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

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

13)    RESTRUCTURING CHARGES

During September 2006, the Company combined the resources of its syndication and distribution operations. As a result, restructuring charges of $11.6 million were recorded in selling, general and administrative expenses in the Television segment during the year ended December 31, 2006. The charges reflected severance costs of $9.7 million and legal, lease termination and other expenses of $1.9 million. As of March 31, 2007, the Company paid $3.0 million of the restructuring charges, of which $2.5 million was paid during the first quarter of 2007.

The CW, a broadcast network and 50/50% joint venture with Warner Bros. Entertainment, was launched in September 2006. As a result, UPN ceased broadcasting its network schedule at the conclusion of the 2005/2006 broadcast season. In connection with the shutdown of UPN, the Television segment recorded shutdown costs of $24.0 million in selling, general and administrative expenses in the second quarter of 2006. The charges reflected costs associated with contract terminations of $13.6 million and severance, legal and other expenses of $10.4 million. As of March 31, 2007 the Company paid $5.3 million of the shutdown costs, of which $.9 million was paid during the first quarter of 2007.

14)    REPORTABLE SEGMENTS

The following tables set forth the Company's financial performance by operating segment. The Company's operating segments have been determined in accordance with the Company's internal management structure, which is organized based upon products and services. Paramount Parks, previously included in an all other category named Parks/Publishing, is presented as a discontinued operation for the three months ended March 31, 2006 (see Note 4). Prior periods have been reclassified to conform to this current presentation.

	Three Months Ended March 31,

	2007	2006

Revenues:
Television	$2,573.0	$2,515.7
Radio	397.5	434.5
Outdoor	462.3	452.2
Publishing	229.3	181.1
Eliminations	(4.3)	(8.1)

Total Revenues	$3,657.8	$3,575.4

The Company presents Segment operating income before depreciation and amortization ("Segment OIBDA") as the primary measure of profit and loss for its operating segments in accordance with SFAS 131 "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance.

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,

	2007	2006

Segment OIBDA:
Television	$399.0	$423.7
Radio	164.4	170.6
Outdoor	100.2	99.1
Publishing	23.8	5.8
Corporate	(26.8)	(27.7)
Residual costs	(24.1)	(35.3)
Depreciation and amortization	(115.2)	(108.0)

Total Operating Income	521.3	528.2
Interest expense	(139.8)	(144.3)
Interest income	39.3	12.6
Loss on early extinguishment of debt	—	(4.0)
Other items, net	(1.5)	(2.9)

Earnings from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	419.3	389.6
Provision for income taxes	(204.2)	(161.2)
Equity in earnings (loss) of affiliated companies, net of tax	(1.9)	6.0
Minority interest, net of tax	.3	.1

Net earnings from continuing operations	213.5	234.5
Net loss from discontinued operations	—	(7.6)

Net Earnings	$213.5	$226.9

	Three Months Ended March 31,

	2007	2006

Operating Income:
Television	$350.1	$382.8
Radio	156.8	162.6
Outdoor	47.0	44.5
Publishing	21.4	3.7
Corporate	(29.9)	(30.1)
Residual costs	(24.1)	(35.3)

Total Operating Income	$521.3	$528.2

	Three Months Ended March 31,

	2007	2006

Depreciation and Amortization:
Television	$48.9	$40.9
Radio	7.6	8.0
Outdoor	53.2	54.6
Publishing	2.4	2.1
Corporate	3.1	2.4

Total Depreciation and Amortization	$115.2	$108.0

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,

	2007	2006

Stock-based Compensation:
Television	$10.3	$5.8
Radio	3.4	2.0
Outdoor	1.1	.5
Publishing	.7	.3
Corporate	5.5	4.0

Total Stock-based Compensation	$21.0	$12.6

	Three Months Ended March 31,

	2007	2006

Capital Expenditures:
Television	$43.2	$18.9
Radio	7.1	9.5
Outdoor	37.9	16.4
Publishing	1.0	.3
Corporate	5.9	1.2

Total Capital Expenditures	$95.1	$46.3

	At March 31, 2007	At December 31, 2006

Total Assets:
Television	$20,167.7	$20,392.2
Radio	10,497.1	10,777.9
Outdoor	7,230.6	7,211.7
Publishing	1,059.7	1,054.6
Corporate	4,435.6	4,100.6
Eliminations	(65.1)	(28.2)

Total Assets	$43,325.6	$43,508.8

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

	Statement of Operations For the Three Months Ended March 31, 2007

	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates		CBS Corp. Consolidated
				Eliminations

Revenues	$37.4	$12.6	$3,607.8	$—	$3,657.8

Expenses:
Operating	19.3	8.3	2,368.2	—	2,395.8
Selling, general and administrative	32.9	33.1	559.5	—	625.5
Depreciation and amortization	1.4	.9	112.9	—	115.2

Total expenses	53.6	42.3	3,040.6	—	3,136.5

Operating income (loss)	(16.2)	(29.7)	567.2	—	521.3
Interest income (expense), net	(147.9)	(68.9)	116.3	—	(100.5)
Other items, net	(12.9)	(.7)	12.1	—	(1.5)

Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest	(177.0)	(99.3)	695.6	—	419.3
Benefit (provision) for income taxes	70.0	39.3	(313.5)	—	(204.2)
Equity in earnings (loss) of affiliated companies, net of tax	320.5	128.2	(1.5)	(449.1)	(1.9)
Minority interest, net of tax	—	—	.3	—	.3

Net earnings	$213.5	$68.2	$380.9	$(449.1)	$213.5

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Operations For the Three Months Ended March 31, 2006

	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates		CBS Corp. Consolidated
				Eliminations

Revenues	$36.6	$15.7	$3,523.1	$—	$3,575.4

Expenses:
Operating	19.6	8.0	2,264.0	—	2,291.6
Selling, general and administrative	43.7	41.4	562.5	—	647.6
Depreciation and amortization	1.3	.7	106.0	—	108.0

Total expenses	64.6	50.1	2,932.5	—	3,047.2

Operating income (loss)	(28.0)	(34.4)	590.6	—	528.2
Interest income (expense), net	(165.4)	(65.6)	99.3	—	(131.7)
Loss on early extinguishment of debt	(4.0)	—	—	—	(4.0)
Other items, net	(29.1)	2.9	23.3	—	(2.9)

Earnings (loss) from continuing operations before income taxes, equity in earnings of affiliated companies and minority interest	(226.5)	(97.1)	713.2	—	389.6
Benefit (provision) for income taxes	90.4	38.8	(290.4)	—	(161.2)
Equity in earnings of affiliated companies, net of tax	363.0	139.8	6.1	(502.9)	6.0
Minority interest, net of tax	—	—	.1	—	.1

Net earnings from continuing operations	226.9	81.5	429.0	(502.9)	234.5
Net loss from discontinued operations	—	—	(7.6)	—	(7.6)

Net earnings	$226.9	$81.5	$421.4	$(502.9)	$226.9

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At March 31, 2007

	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates		CBS Corp. Consolidated
				Eliminations

Assets
Cash and cash equivalents	$3,165.9	$.4	$212.3	$—	$3,378.6
Receivables, less allowances	27.9	17.3	2,790.2	—	2,835.4
Programming and other inventory	6.1	7.2	755.6	—	768.9
Prepaid expenses and other current assets	146.2	76.4	1,095.8	(43.8)	1,274.6

Total current assets	3,346.1	101.3	4,853.9	(43.8)	8,257.5

Property and equipment	53.8	41.6	4,182.7	—	4,278.1
Less accumulated depreciation and amortization	16.5	19.4	1,430.0	—	1,465.9

Net property and equipment	37.3	22.2	2,752.7	—	2,812.2

Programming and other inventory	6.9	33.4	1,603.9	—	1,644.2
Goodwill	100.3	63.0	18,555.7	—	18,719.0
Intangible assets	641.2	—	9,664.2	—	10,305.4
Investments in consolidated subsidiaries	38,778.7	4,102.8	—	(42,881.5)	—
Other assets	201.8	47.7	1,337.8	—	1,587.3

Total Assets	$43,112.3	$4,370.4	$38,768.2	$(42,925.3)	$43,325.6

Liabilities and Stockholders' Equity
Accounts payable	$.9	$19.8	$378.9	$—	$399.6
Participants' share and royalties payable	—	15.9	686.5	—	702.4
Program rights	6.7	7.6	1,360.0	—	1,374.3
Current portion of long-term debt	659.8	—	17.8	—	677.6
Accrued expenses and other current liabilities	660.2	214.7	1,340.6	(44.0)	2,171.5

Total current liabilities	1,327.6	258.0	3,783.8	(44.0)	5,325.4

Long-term debt	6,896.1	—	151.6	—	7,047.7
Other liabilities	2,528.2	1,689.0	4,269.4	(.4)	8,486.2
Intercompany payables	4,245.8	(7,132.5)	(6,803.7)	9,690.4	—
Minority interest	—	—	.8	—	.8
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	44,281.4	—	61,434.7	(61,347.7)	44,368.4
Retained earnings (deficit)	(15,249.0)	9,433.2	(20,567.5)	6,425.0	(19,958.3)
Accumulated other comprehensive income (loss)	(614.3)	(.1)	366.0	23.5	(224.9)

	28,418.9	9,555.9	42,497.3	(56,286.1)	24,186.0
Less treasury stock, at cost	304.3	—	5,131.0	(3,714.8)	1,720.5

Total Stockholders' Equity	28,114.6	9,555.9	37,366.3	(52,571.3)	22,465.5

Total Liabilities and Stockholders' Equity	$43,112.3	$4,370.4	$38,768.2	$(42,925.3)	$43,325.6

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Balance Sheet At December 31, 2006

	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates		CBS Corp. Consolidated
				Eliminations

Assets
Cash and cash equivalents	$1,543.8	$.5	$1,530.3	$—	$3,074.6
Receivables, less allowances	35.9	18.2	2,769.9	—	2,824.0
Programming and other inventory	6.3	7.1	969.5	—	982.9
Prepaid expenses and other current assets	162.7	70.6	1,037.1	(7.8)	1,262.6

Total current assets	1,748.7	96.4	6,306.8	(7.8)	8,144.1

Property and equipment	55.0	37.4	4,182.2	—	4,274.6
Less accumulated depreciation and amortization	16.3	18.5	1,426.0	—	1,460.8

Net property and equipment	38.7	18.9	2,756.2	—	2,813.8

Programming and other inventory	8.3	61.6	1,595.7	—	1,665.6
Goodwill	100.3	63.0	18,658.2	—	18,821.5
Intangible assets	641.2	—	9,783.8	—	10,425.0
Investments in consolidated subsidiaries	38,458.3	3,974.2	—	(42,432.5)	—
Other assets	204.7	16.2	1,417.9	—	1,638.8

Total Assets	$41,200.2	$4,230.3	$40,518.6	$(42,440.3)	$43,508.8

Liabilities and Stockholders' Equity
Accounts payable	$1.8	$8.1	$492.4	$—	$502.3
Participants' share and royalties payable	—	13.9	753.6	—	767.5
Program rights	7.2	8.4	891.3	—	906.9
Current portion of long-term debt	—	—	15.0	—	15.0
Accrued expenses and other current liabilities	606.8	119.9	1,489.2	(8.1)	2,207.8

Total current liabilities	615.8	150.3	3,641.5	(8.1)	4,399.5

Long-term debt	6,871.0	—	156.3	—	7,027.3
Other liabilities	3,475.5	802.0	4,274.8	6.2	8,558.5
Intercompany payables	2,462.5	(6,209.6)	(9,651.6)	13,398.7	—
Minority interest	—	—	1.0	—	1.0
Stockholders' Equity:
Preferred Stock	—	—	128.2	(128.2)	—
Common Stock	.8	122.8	1,135.9	(1,258.7)	.8
Additional paid-in capital	44,172.3	—	61,434.8	(61,347.8)	44,259.3
Retained earnings (deficit)	(15,462.5)	9,365.0	(20,952.6)	6,874.2	(20,175.9)
Accumulated other comprehensive income (loss)	(619.8)	(.2)	350.3	23.4	(246.3)

	28,090.8	9,487.6	42,096.6	(55,837.1)	23,837.9
Less treasury stock, at cost	315.4	—	—	—	315.4

Total Stockholders' Equity	27,775.4	9,487.6	42,096.6	(55,837.1)	23,522.5

Total Liabilities and Stockholders' Equity	$41,200.2	$4,230.3	$40,518.6	$(42,440.3)	$43,508.8

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Three Months Ended March 31, 2007

	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates		CBS Corp. Consolidated
				Eliminations

Net cash flow provided by (used for) operating activities	$(164.3)	$(97.4)	$1,109.7	$—	$848.0

Investing Activities:
Capital expenditures	—	(5.9)	(89.2)	—	(95.1)
Acquisitions, net of cash acquired	—	—	(28.1)	—	(28.1)
Proceeds from dispositions	240.7	—	3.0	—	243.7
Investments in and advances to affiliated companies	—	—	(31.1)	—	(31.1)
Net receipts from Viacom Inc. related to the Separation	170.0	—	18.5	—	188.5

Net cash flow provided by (used for) investing activities	410.7	(5.9)	(126.9)	—	277.9

Financing Activities:
Proceeds from borrowing of notes	678.0	—	—	—	678.0
Borrowing from banks, including commercial paper, net	—	—	2.3	—	2.3
Payment of capital lease obligations	—	—	(4.2)	—	(4.2)
Purchase of Company common stock	(6.0)	—	(1,416.1)	—	(1,422.1)
Dividends	(153.9)	—	—	—	(153.9)
Proceeds from exercise of stock options	75.6	—	—	—	75.6
Excess tax benefits from stock-based compensation	2.4	—	—	—	2.4
Increase (decrease) in intercompany payables	779.6	103.2	(882.8)	—	—

Net cash flow provided by (used for) financing activities	1,375.7	103.2	(2,300.8)	—	(821.9)

Net increase (decrease) in cash and cash equivalents	1,622.1	(.1)	(1,318.0)	—	304.0
Cash and cash equivalents at beginning of period	1,543.8	.5	1,530.3	—	3,074.6

Cash and cash equivalents at end of period	$3,165.9	$.4	$212.3	$—	$3,378.6

CBS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows For the Three Months Ended March 31, 2006

	CBS Corp.	CBS Operations Inc.	Non-Guarantor Affiliates		CBS Corp. Consolidated
				Eliminations

Net cash flow provided by (used for) operating activities	$(206.2)	$(121.1)	$975.1	$—	$647.8

Investing Activities:
Capital expenditures	—	(1.2)	(45.1)	—	(46.3)
Acquisitions, net of cash acquired	—	—	(58.4)	—	(58.4)
Proceeds from dispositions	—	—	.6	—	.6
Investments in and advances to affiliated companies	—	—	(.2)	—	(.2)
Net payments to Viacom Inc. related to the Separation	(106.9)	—	63.8	—	(43.1)
Other, net	—	—	(.1)	—	(.1)

Net cash flow used for investing activities from continuing operations	(106.9)	(1.2)	(39.4)	—	(147.5)

Net cash flow used for investing activities from discontinued operations	—	—	(16.2)	—	(16.2)

Net cash flow used for investing activities	(106.9)	(1.2)	(55.6)	—	(163.7)

Financing Activities:
Repayment of notes	(754.8)	—	—	—	(754.8)
Repayments to banks, including commercial paper, net	—	—	(.4)	—	(.4)
Payment of capital lease obligations	—	—	(3.7)	—	(3.7)
Purchase of Company common stock	(5.7)	—	—	—	(5.7)
Dividends	(105.8)	—	—	—	(105.8)
Proceeds from exercise of stock options	17.7	—	—	—	17.7
Excess tax benefits from stock-based compensation	.1	—	—	—	.1
Increase (decrease) in intercompany payables	748.7	122.9	(871.6)	—	—

Net cash flow provided by (used for) financing activities	(99.8)	122.9	(875.7)	—	(852.6)

Net increase (decrease) in cash and cash equivalents	(412.9)	.6	43.8	—	(368.5)
Cash and cash equivalents at beginning of period	1,153.0	—	502.3	—	1,655.3

Cash and cash equivalents at end of period	$740.1	$.6	$546.1	$—	$1,286.8

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions)

Management's discussion and analysis of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Consolidated Results of Operations

Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006

Revenues

The table below presents the Company's consolidated revenues by type, net of intercompany eliminations, for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,

		Percentage of Total		Percentage of Total	Increase/(Decrease)
Revenues by Type	2007		2006		$	%

Advertising sales	$2,692.7	74%	$2,565.5	72%	$127.2	5%
Television license fees	327.3	9	472.3	13	(145.0)	(31)
Affiliate fees	276.7	7	262.3	7	14.4	5
Publishing	229.3	6	181.1	5	48.2	27
Other	131.8	4	94.2	3	37.6	40

Total Revenues	$3,657.8	100%	$3,575.4	100%	$82.4	2%

Advertising sales increased $127.2 million, or 5%, to $2.69 billion for the first quarter of 2007 primarily reflecting increases at Television and Outdoor partially offset by a decline at Radio. Television advertising sales increased 9% reflecting the 2007 telecast of Super Bowl XLI on CBS Network and the timing of the Semifinals of the NCAA Men's Basketball Tournament, which aired in the first quarter of 2007 versus the second quarter in 2006, partially offset by the absence of UPN. Outdoor advertising sales increased 2% reflecting an increase of 9% in Europe and Asia, partially offset by a decline of 2% in North America. North America results reflected growth of 8% in U.S. billboards which was more than offset by a decline of 25% in U.S. transit and displays. The decrease in U.S. transit and displays revenues principally reflected the loss of transit and street furniture contracts in New York City and Chicago. Radio advertising sales decreased 10% reflecting the impact of the sales of 39 radio stations in ten smaller markets and weakness in the radio advertising market.

Television license fees decreased $145.0 million, or 31%, to $327.3 million for the first quarter of 2007 primarily reflecting the absence of the first quarter 2006 basic cable availability and off-network syndication of Frasier.

Affiliate fees increased $14.4 million, or 5%, to $276.7 million for the first quarter of 2007 primarily driven by rate increases and subscriber growth at both Showtime Networks and CSTV Networks.

Publishing revenues increased $48.2 million, or 27%, to $229.3 million for the first quarter of 2007, principally reflecting higher sales from best-selling titles.

Other revenues, which include ancillary fees for Television and Radio operations and home entertainment revenues, increased $37.6 million, or 40%, to $131.8 million for the first quarter of 2007 primarily due to a $21.1 million increase in home entertainment revenues, increased ancillary revenues from the NCAA Men's Basketball Tournament and fees received at Radio relating to local management agreements in effect at certain radio stations for which sale agreements were entered into during 2006.

International Revenues

The Company generated approximately 11% of its total revenues from international regions for both the three months ended March 31, 2007 and March 31, 2006.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Operating Expenses

The table below presents the Company's consolidated operating expenses by type, net of intercompany eliminations, for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,

		Percentage of Total		Percentage of Total	Increase/(Decrease)
Operating Expenses by Type	2007		2006		$	%

Programming	$1,164.1	49%	$1,003.4	44%	$160.7	16%
Production	584.5	24	699.1	30	(114.6)	(16)
Outdoor operations	270.8	11	270.1	12.7		—
Publishing operations	156.2	7	127.2	6	29.0	23
Other	220.2	9	191.8	8	28.4	15

Total Operating Expenses	$2,395.8	100%	$2,291.6	100%	$104.2	5%

For the three months ended March 31, 2007, operating expenses increased $104.2 million, or 5%, to $2.40 billion.

Programming expenses for the first quarter increased $160.7 million, or 16%, to $1.16 billion primarily reflecting higher sports programming costs principally associated with the 2007 telecast of Super Bowl XLI on CBS Network and the NCAA Men's Basketball Tournament. These increases were partially offset by the absence of UPN and lower costs associated with primetime series at CBS Network.

Production expenses for the first quarter decreased $114.6 million, or 16%, to $584.5 million primarily reflecting the absence of costs associated with the first quarter 2006 syndication sales of Frasier.

Outdoor operations expenses for the first quarter increased slightly to $270.8 million primarily due to the unfavorable impact of foreign exchange, which was principally offset by lower transit lease costs, primarily reflecting the loss of transit contracts in New York City and Chicago.

Publishing operations expenses for the first quarter increased $29.0 million, or 23%, to $156.2 million primarily reflecting higher production and royalty expenses principally resulting from an increase in revenues.

Other operating expenses for the first quarter increased $28.4 million, or 15%, to $220.2 million, principally reflecting higher marketing costs relating to the timing of the Semifinals of the NCAA Men's Basketball Tournament and higher home entertainment distribution costs.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses, which include expenses incurred for selling and marketing costs, occupancy and back office support, decreased $22.1 million, or 3%, to $625.5 million for the first quarter primarily reflecting lower expenses due to the absence of UPN and the radio stations that have been sold, as well as lower pension and post-retirement costs. These decreases were partially offset by higher stock-based compensation, the unfavorable impact of foreign exchange on expenses, expenses incurred for events relating to the 2007 telecast of Super Bowl XLI and higher costs associated with digital media. Pension and post-retirement benefits decreased $22.9 million to $37.4 million for the three months ended March 31, 2007 from the comparable prior-year period primarily due to the recognition of lower actuarial losses and the impact of $250 million of discretionary contributions made during 2006 to pre-fund one of the Company's qualified pension plans. SG&A expenses as a percentage of revenues were 17% and 18% for the three months ended March 31, 2007 and 2006, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Depreciation and Amortization

For the three months ended March 31, 2007, depreciation and amortization increased 7% to $115.2 million from $108.0 million for the comparable prior-year period, primarily reflecting accelerated depreciation due to the anticipated move of certain television stations out of their current locations.

Interest Expense

For the three months ended March 31, 2007, interest expense decreased 3% to $139.8 million as a result of lower average debt balances. The Company had $7.73 billion and $7.10 billion of principal amount of debt outstanding (including current maturities) at March 31, 2007 and 2006, respectively, at weighted average interest rates of 7.0% for both periods.

Interest Income

For the three months ended March 31, 2007, interest income increased $26.7 million to $39.3 million primarily due to increased cash and cash equivalents.

Loss on Early Extinguishment of Debt

For the three months ended March 31, 2006, "Loss on early extinguishment of debt" of $4.0 million reflected losses recognized upon the early redemption of $52.2 million of the Company's 7.70% senior notes due 2010.

Other Items, Net

For the three months ended March 31, 2007, "Other items, net" reflected a net loss of $1.5 million principally consisting of losses of $7.7 million associated with securitizing trade receivables, partially offset by a $3.4 million pre-tax gain on the sales of radio stations and foreign exchange gains of $2.8 million.

For the three months ended March 31, 2006, "Other items, net" reflected a net loss of $2.9 million principally consisting of losses of $7.0 million associated with securitizing trade receivables partially offset by foreign exchange gains of $4.1 million.

Provision for Income Taxes

The provision for income taxes represents federal, state and local, and foreign income taxes on earnings from continuing operations before income taxes, equity in earnings (loss) of affiliated companies and minority interest. The provision for income taxes for continuing operations was $204.2 million and $161.2 million for the three months ended March 31, 2007 and 2006, respectively. The Company's effective income tax rate increased to 48.7% for the first quarter of 2007 from 41.4% for the same prior-year period, reflecting the tax impact of the radio station divestitures which were completed during the first quarter of 2007. The Company recorded a pre-tax gain of $3.4 million on these divestitures in the first quarter of 2007. However, the tax basis of these stations was lower than their book basis, resulting in a tax expense of $43.5 million.

Equity in Earnings (Loss) of Affiliated Companies, Net of Tax

Equity in earnings (loss) of affiliated companies, net of tax, reflects the operating results of the Company's equity investments. For the three months ended March 31, 2007, equity in earnings (loss) of

Management's Discussion and Analysis of
Results of Operations and Financial Condition

affiliated companies decreased $7.9 million to a loss of $1.9 million principally reflecting 2007 operating losses from the Company's 50% investment in The CW.

Minority Interest, Net of Tax

Minority interest primarily represents the minority ownership of certain international entities.

Net Loss from Discontinued Operations

Net loss from discontinued operations of $7.6 million for the three months ended March 31, 2006 reflected the operating results of Paramount Parks, which was sold during the second quarter of 2006.

Net Earnings

The Company reported net earnings of $213.5 million for three months ended March 31, 2007 versus $226.9 million for three months ended March 31, 2006.

Segment Results of Operations

The following tables present the Company's revenues, Segment operating income before depreciation and amortization ("Segment OIBDA"), operating income and depreciation and amortization by segment, for the three months ended March 31, 2007 and 2006, respectively.

	Three Months Ended March 31,

	2007	2006

Revenues:
Television	$2,573.0	$2,515.7
Radio	397.5	434.5
Outdoor	462.3	452.2
Publishing	229.3	181.1
Eliminations	(4.3)	(8.1)

Total Revenues	$3,657.8	$3,575.4

Segment OIBDA(a):
Television	$399.0	$423.7
Radio	164.4	170.6
Outdoor	100.2	99.1
Publishing	23.8	5.8
Corporate	(26.8)	(27.7)
Residual costs	(24.1)	(35.3)
Depreciation and amortization	(115.2)	(108.0)

Total Operating Income	$521.3	$528.2

(a)
The Company presents Segment OIBDA as the primary measure of profit and loss for its operating segments in accordance with SFAS 131 "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). The Company believes the presentation of Segment OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enhances their ability to understand the Company's operating performance. The reconciliation of Segment OIBDA to the Company's consolidated Net Earnings is presented in Note 14 (Reportable Segments) to the consolidated financial statements.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

	Three Months Ended March 31,

	2007	2006

Operating Income:
Television	$350.1	$382.8
Radio	156.8	162.6
Outdoor	47.0	44.5
Publishing	21.4	3.7
Corporate	(29.9)	(30.1)
Residual costs	(24.1)	(35.3)

Total Operating Income	$521.3	$528.2

Depreciation and Amortization:
Television	$48.9	$40.9
Radio	7.6	8.0
Outdoor	53.2	54.6
Publishing	2.4	2.1
Corporate	3.1	2.4

Total Depreciation and Amortization	$115.2	$108.0

Television (CBS Television Network, Television Stations, CBS Paramount Network Television, CBS Television Distribution Group, Showtime Networks and CSTV Networks)

(Contributed 70% to consolidated revenues for the three months ended March 31, 2007 and March 31, 2006.)

	Three Months Ended March 31,

	2007	2006

Revenues	$2,573.0	$2,515.7

OIBDA	$399.0	$423.7
Depreciation and amortization	(48.9)	(40.9)

Operating income (OI)	$350.1	$382.8

OI as a % of revenues	14%	15%
Capital expenditures	$43.2	$18.9

For the three months ended March 31, 2007, Television revenues increased $57.3 million, or 2%, to $2.57 billion primarily due to higher advertising, affiliate and home entertainment revenues, partially offset by lower television license fees. Advertising revenues increased 9% primarily due to the 2007 telecast of Super Bowl XLI on CBS Network and the timing of the Semifinals of the NCAA Men's Basketball Tournament, which aired in the first quarter of 2007 versus the second quarter in 2006, partially offset by the absence of UPN. Affiliate revenues were 5% higher than the prior year reflecting rate increases and subscriber growth at both Showtime Networks and CSTV Networks. Home entertainment revenues for the first quarter of 2007 increased by $21.1 million from the same prior-year period. Television license fees were down 31% primarily due to the absence of the 2006 basic cable availability and off-network syndication of Frasier.

For the three months ended March 31, 2007, operating income decreased $32.7 million, or 9%, to $350.1 million and OIBDA decreased $24.7 million, or 6%, to $399.0 million as the revenue increases

Management's Discussion and Analysis of
Results of Operations and Financial Condition

noted above were more than offset by 4% higher expenses. The increase in expenses is primarily due to higher programming costs principally from Super Bowl XLI and the NCAA Men's Basketball Tournament partially offset by the absence of costs associated with the 2006 syndication sales of Frasier and the absence of UPN. Included in total Television expenses is stock-based compensation of $10.3 million for the three months ended March 31, 2007 versus $5.8 million for the same prior-year period. Depreciation and amortization increased $8.0 million, or 20%, reflecting accelerated depreciation due to the anticipated move of certain television stations out of their current locations. Capital expenditures increased $24.3 million to $43.2 million primarily reflecting increased spending for television facilities.

During September 2006, the Company combined the resources of its syndication and distribution operations. As a result, restructuring charges of $11.6 million were recorded in SG&A expenses in the Television segment during the year ended December 31, 2006. The charges reflected severance costs of $9.7 million and legal, lease termination and other expenses of $1.9 million. As of March 31, 2007, the Company paid $3.0 million of the restructuring charges, of which $2.5 million was paid during the first quarter of 2007.

The CW, a broadcast network and 50/50% joint venture with Warner Bros. Entertainment, was launched in September 2006. As a result, UPN ceased broadcasting its network schedule at the conclusion of the 2005/2006 broadcast season. In connection with the shutdown of UPN, the Television segment recorded shutdown costs of $24.0 million in SG&A expenses in the second quarter of 2006. The charges reflected costs associated with contract terminations of $13.6 million and severance, legal and other expenses of $10.4 million. As of March 31, 2007 the Company paid $5.3 million of the shutdown costs, of which $.9 million was paid during the first quarter of 2007.

On April 16, 2007, the Company completed an exchange agreement with Liberty Media Corporation under which the stock of a subsidiary of the Company which held CBS Corp.'s Green Bay television station and its satellite television station, and $169.8 million in cash was exchanged for the 7.6 million shares of CBS Corp. Class B Common Stock held by Liberty Media Corporation. On February 26, 2007, the Company completed the sale of its television station in New Orleans for $4.3 million. On February 7, 2007, the Company announced that it entered into an agreement to sell seven of its owned television stations in Austin, Salt Lake City, Providence and West Palm Beach to Cerberus Capital Management, L.P. for approximately $185 million. This transaction is subject to FCC approval and customary closing conditions and is expected to close in the second half of 2007.

Radio (CBS Radio)

(Contributed 11% to consolidated revenues for the three months ended March 31, 2007 and 12% for the comparable prior-year period.)

	Three Months Ended March 31,

	2007	2006

Revenues	$397.5	$434.5

OIBDA	$164.4	$170.6
Depreciation and amortization	(7.6)	(8.0)

Operating income (OI)	$156.8	$162.6

OI as a % of revenues	39%	37%
Capital expenditures	$7.1	$9.5

Management's Discussion and Analysis of
Results of Operations and Financial Condition

For the three months ended March 31, 2007, Radio revenues decreased $37.0 million, or 9%, to $397.5 million, reflecting the impact of the previously announced radio station sales in ten markets as well as weakness in the radio advertising market. The Company has completed the sales of the stations in five markets, four of which closed during the first quarter of 2007. Radio is operating under local management agreements in four of the remaining markets yet to be closed. Pursuant to these local management agreements, the Company receives a management fee and no longer records advertising revenues or station expenses for these four markets. The impact of these local management agreements, coupled with the absence of the divested stations resulted in lower revenues in the first quarter of 2007 versus the same prior-year period. Radio receives affiliation and other fees and consideration for management services provided to Westwood One, Inc. ("Westwood One"), an affiliated company. Revenues from these arrangements were $13.2 million for the three months ended March 31, 2007 versus $15.4 million for the comparable prior-year period. In April 2007, CBS Radio and Westwood One entered into a non-binding letter of intent for the termination of management and representation arrangements and modification and extension of certain arrangements involving commercial inventory distribution and radio programming, among others, subject to execution of definitive agreements, corporate approvals and approvals by Westwood One stockholders, other than CBS Radio and its affiliates.

For the three months ended March 31, 2007, Radio operating income decreased $5.8 million, or 4%, to $156.8 million and OIBDA decreased $6.2 million, or 4%, to $164.4 million. These decreases were due primarily to the revenue decline noted above partially offset by lower expenses. Operating expenses decreased $5.5 million, or 5%, due primarily to the absence of operating expenses for divested stations and stations operating under local management agreements during the first quarter of 2007, as well as lower sports programming expenses. SG&A expenses decreased $25.2 million, or 16%, reflecting the absence of expenses for divested stations and stations operating under local management agreements as well as lower employee-related and advertising and promotion costs. Included in total Radio expenses is stock-based compensation of $3.4 million for the three months ended March 31, 2007 versus $2.0 million for the same prior-year period.

During the first quarter of 2007, the Company completed the previously announced sales of its 17 radio stations in Kansas City, Columbus, Fresno and Greensboro for total cash proceeds of $236.4 million, resulting in a pre-tax gain of $3.4 million included in "Other items, net" on the Consolidated Statement of Operations for the three months ended March 31, 2007.

Outdoor (CBS Outdoor)

(Contributed 13% to consolidated revenues for the three months ended March 31, 2007 and March 31, 2006.)

	Three Months Ended March 31,

	2007	2006

Revenues	$462.3	$452.2

OIBDA	$100.2	$99.1
Depreciation and amortization	(53.2)	(54.6)

Operating income (OI)	$47.0	$44.5

OI as a % of revenues	10%	10%
Capital expenditures	$37.9	$16.4

Management's Discussion and Analysis of
Results of Operations and Financial Condition

For the three months ended March 31, 2007, Outdoor revenues increased $10.1 million, or 2%, to $462.3 million reflecting growth of 9% in Europe and Asia, partially offset by a decline of 2% in North America. North America results reflected growth of 8% in the U.S. billboards business, which was more than offset by a decrease of 25% in U.S. transit and displays, principally reflecting the loss of marginally profitable transit and street furniture contracts in New York City and Chicago. The increase in Europe and Asia reflects favorable foreign exchange rate changes. The favorable net impact of foreign exchange rate fluctuations on total Outdoor revenues was approximately $16 million for the three months ended March 31, 2007. Approximately 47% and 45% of Outdoor's revenues were generated from international regions for the three months ended March 31, 2007 and 2006, respectively.

For the three months ended March 31, 2007, Outdoor operating income increased $2.5 million, or 6%, to $47.0 million and OIBDA increased $1.1 million, or 1%, to $100.2 million, reflecting growth in North America partially offset by a decline in Europe and Asia. North America OIBDA increased 16% to $93.3 million and operating income increased 46% to $47.9 million, led by the strong performance of the U.S. billboards business. Europe and Asia OIBDA decreased 63% to $6.9 million, with an operating loss of $.9 million, principally reflecting higher transit lease costs in the U.K. Total operating expenses remained relatively flat as the unfavorable impact of foreign exchange on expenses was offset by lower transit lease costs. SG&A expenses increased $8.4 million, or 10%, due primarily to the unfavorable impact of foreign exchange on expenses. Included in total Outdoor expenses is stock-based compensation of $1.1 million for the three months ended March 31, 2007 versus $.5 million for the same prior-year period.

Capital expenditures increased $21.5 million to $37.9 million for the first quarter of 2007 principally reflecting increased spending for transit contracts in the U.K.

Publishing (Simon & Schuster)

(Contributed 6% to consolidated revenues for the three months ended March 31, 2007 and 5% for the comparable prior-year period.)

	Three Months Ended March 31,

	2007	2006

Revenues	$229.3	$181.1

OIBDA	$23.8	$5.8
Depreciation and amortization	(2.4)	(2.1)

Operating income (OI)	$21.4	$3.7

OI as a % of revenues	9%	2%
Capital expenditures	$1.0	$.3

For the three months ended March 31, 2007, Publishing revenues increased $48.2 million, or 27%, to $229.3 million principally reflecting contributions from 2007 best-selling Adult group titles including The Secret by Rhonda Byrne, The Best Life Diet by Bob Greene and Nineteen Minutes by Jodi Picoult.

For the three months ended March 31, 2007, Publishing operating income increased $17.7 million to $21.4 million and OIBDA increased $18.0 million to $23.8 million, principally reflecting the revenue increase noted above partially offset by higher expenses. Operating expenses increased $29.0 million, or 23%, due primarily to higher production and royalty expenses relating to the revenue increase. SG&A expenses increased $1.1 million, or 2%, primarily reflecting higher advertising expenses partially offset

Management's Discussion and Analysis of
Results of Operations and Financial Condition

by lower employee-related costs. Included in total Publishing expenses is stock-based compensation of $.7 million for the three months ended March 31, 2007 versus $.3 million for the same prior-year period.

Financial Position

Current assets increased $113.4 million to $8.26 billion at March 31, 2007 from $8.14 billion at December 31, 2006 primarily due to an increase in cash and cash equivalents, partially offset by a decrease in programming and other inventory due to the timing of investments in programming. The increase in cash and cash equivalents principally reflected cash flow from operations, proceeds from the sales of 17 radio stations during the first quarter of 2007 and proceeds from the issuance of senior notes, partially offset by the purchase of Company Common Stock and dividend payments. The allowance for doubtful accounts as a percentage of receivables was 5.2% at March 31, 2007 compared with 5.1% at December 31, 2006.

Net property and equipment of $2.81 billion at March 31, 2007 remained relatively flat with December 31, 2006, primarily reflecting depreciation expense of $92.2 million and dispositions of $9.7 million, partially offset by capital expenditures of $95.1 million.

Goodwill decreased $102.5 million to $18.72 billion at March 31, 2007 from $18.82 billion at December 31, 2006, primarily reflecting the radio station divestitures.

Intangible assets, principally consisting of FCC licenses, and leasehold and franchise agreements, decreased by $119.6 million to $10.31 billion at March 31, 2007 from $10.43 billion at December 31, 2006, principally due to the radio station divestitures and amortization expense of $23.0 million.

Current liabilities increased $925.9 million to $5.33 billion at March 31, 2007 from $4.40 billion at December 31, 2006 primarily due to an increase in the current portion of long-term debt and increased program rights obligations at CBS Network, partially offset by decreases in accounts payable and accrued compensation due to timing of payments.

Cash Flows

Cash and cash equivalents increased by $304.0 million for the three months ended March 31, 2007. The change in cash and cash equivalents was as follows:

	Three Months Ended March 31,

	2007	2006

Cash provided by (used for) operating activities from:
Continuing operations	$848.0	$691.4
Discontinued operations	—	(43.6)

Cash provided by operating activities	848.0	647.8

Cash provided by (used for) investing activities from:
Continuing operations	277.9	(147.5)
Discontinued operations	—	(16.2)

Cash provided by (used for) investing activities	277.9	(163.7)

Cash used for financing activities from:
Continuing operations	(821.9)	(852.6)
Discontinued operations	—	—

Cash used for financing activities	(821.9)	(852.6)

Net increase (decrease) in cash and cash equivalents	$304.0	$(368.5)

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Operating Activities.    Cash provided by operating activities from continuing operations of $848.0 million for the three months ended March 31, 2007 increased $156.6 million, or 23%, from $691.4 million in the same prior-year period reflecting higher cash inflows from net changes in operating assets and liabilities and the absence of a $50 million discretionary contribution made during the first quarter of 2006 to pre-fund one of the Company's qualified pension plans.

Cash paid for income taxes for the three months ended March 31, 2007 was $41.3 million versus $53.2 million for the three months ended March 31, 2006.

Investing Activities.    Cash provided by investing activities of $277.9 million for the three months ended March 31, 2007 principally reflected proceeds from dispositions of $243.7 million, primarily from the radio station divestitures, and net receipts from Viacom Inc. relating to the Separation of $188.5 million. These increases were partially offset by capital expenditures of $95.1 million, acquisitions of $28.1 million, primarily consisting of the acquisition of outdoor advertising properties, and investments in several new interactive initiatives. Cash used for investing activities from continuing operations of $147.5 million for the three months ended March 31, 2006 principally reflected acquisitions of $58.4 million, primarily consisting of the acquisition of CSTV Networks, capital expenditures of $46.3 million and net payments to Viacom Inc. related to the Separation of $43.1 million.

Financing Activities.    Cash used for financing activities of $821.9 million for the three months ended March 31, 2007 principally reflected the purchase of Company Common Stock for $1.42 billion and dividend payments of $153.9 million, partially offset by net proceeds from the issuance of senior notes of $678.0 million and proceeds from the exercise of stock options of $75.6 million. Cash used for financing activities of $852.6 million for the three months ended March 31, 2006 primarily reflected the repayment of notes of $754.8 million and dividend payments of $105.8 million, partially offset by proceeds from the exercise of stock options of $17.7 million.

Cash Dividends and Stock Purchase Program

On February 27, 2007, the Company announced a 10% increase to its quarterly cash dividend to $.22 per share on CBS Corp. Class A and Class B Common Stock. The total dividend was $162.6 million of which $159.4 million was paid on April 1, 2007 and $3.2 million was accrued to be paid upon vesting of restricted shares and RSUs. During the first quarter of 2007, the Company paid $153.9 million for the $.20 per share dividend declared on October 18, 2006 and for dividend payments on RSUs that vested during the first quarter of 2007. Dividend declarations in the first quarters of 2007 and 2006 were recorded as a reduction to additional paid-in capital as the Company had an accumulated deficit balance.

On March 6, 2007, the Company repurchased approximately 47.3 million shares of CBS Corp. Class B Common Stock for $1.42 billion, subject to adjustment, through an accelerated share repurchase transaction.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Capital Structure

The following table sets forth the Company's long-term debt:

	At March 31, 2007	At December 31, 2006

Notes payable to banks	$5.4	$3.1
Senior debt (4.625%—8.875% due 2007—2056)	7,691.1	7,006.2
Other notes	.8	.8
Obligations under capital leases	111.0	115.2

Total debt	7,808.3	7,125.3
Less discontinued operations debt (a)	83.0	83.0

Total debt from continuing operations	7,725.3	7,042.3
Less current portion	677.6	15.0

Total long-term debt from continuing operations, net of current portion	$7,047.7	$7,027.3

(a)
Included on the Consolidated Balance Sheets in "Current liabilities of discontinued operations" for $40.0 million and "Liabilities of discontinued operations" for $43.0 million at March 31, 2007, and included in "Liabilities of discontinued operations" at December 31, 2006.

As of March 31, 2007 and December 31, 2006, the Company's debt balances included (i) a net unamortized premium of $28.5 million and $29.1 million, respectively, and (ii) the decrease in the carrying value of the debt relating to fair value hedges of $31.9 million and $17.5 million, respectively.

The senior debt of CBS Corp. is fully and unconditionally guaranteed by its wholly owned subsidiary, CBS Operations Inc. Senior debt in the amount of $52.2 million of the Company's wholly owned subsidiary, CBS Broadcasting Inc., is not guaranteed.

On March 27, 2007, CBS Corp. issued $700.0 million of 6.750% senior notes due 2056. Interest on these senior notes will be paid quarterly. The senior notes are fully and unconditionally guaranteed by CBS Operations Inc., a wholly owned subsidiary of CBS Corp., and are redeemable, at the Company's option, at any time on or after March 27, 2012 at their principal amount plus accrued interest.

On May 1, 2007, the Company redeemed, at maturity, all of its outstanding 5.625% senior notes for $700.0 million.

All of the Company's long-term debt has been issued under fixed interest rate agreements. The Company has entered into fixed-to-floating rate swap agreements for a portion of this debt, which are designated as fair value hedges. During the first quarter of 2007, the Company entered into $700 million notional amount of fixed-to-floating rate swaps. On May 1, 2007, $700 million notional amount of interest rate swaps matured.

Credit Facility

As of March 31, 2007, the Company had a $3.0 billion revolving credit facility due December 2010 (the "Credit Facility"), primarily to support commercial paper borrowings. At March 31, 2007, the Company had no commercial paper borrowings and was in compliance with all covenants under the Credit Facility, including the requirement that the Company maintain a minimum coverage ratio. As of March 31, 2007, the remaining availability under this Credit Facility, net of outstanding letters of credit, was $2.79 billion.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Accounts Receivable Securitization Programs

As of March 31, 2007, the Company had an aggregate of $550.0 million outstanding under revolving receivable securitization programs. The programs result in the sale of receivables on a non-recourse basis to unrelated third parties on a one-year renewable basis, thereby reducing accounts receivable on the Company's Consolidated Balance Sheets. The Company enters into these arrangements because they provide an additional source of liquidity. Proceeds from these programs were used to reduce outstanding borrowings. The terms of the revolving securitization arrangements require that the receivable pools subject to the programs meet certain performance ratios. As of March 31, 2007, the Company was in compliance with the required ratios under the receivable securitization programs.

Liquidity and Capital Resources

The Company believes that its operating cash flows ($848.0 million for the three months ended March 31, 2007), cash and cash equivalents ($3.38 billion at March 31, 2007), borrowing capacity under its committed bank facility (which consisted of an unused revolving Credit Facility of $2.79 billion at March 31, 2007), and access to capital markets are sufficient to fund its operating needs, including commitments and contingencies, capital and investing commitments, and dividend and other financing requirements for the foreseeable future. The funding for commitments to purchase sports programming rights, television and film programming, and talent contracts will come primarily from cash flow from operations.

The Company continually projects anticipated cash requirements, which include capital expenditures, dividends, acquisitions, and principal payments on its outstanding indebtedness, as well as cash flows generated from operating activities available to meet these needs. Any additional net cash funding requirements are financed with short-term borrowings (primarily commercial paper) and long-term debt. Commercial paper borrowings, which also accommodate day-to-day changes in funding requirements, are backed by the Credit Facility which may be utilized in the event that commercial paper borrowings are not available. The Company's credit position affords sufficient access to the capital markets to meet the Company's financial requirements.

The Company anticipates that future debt maturities will be funded with cash and cash equivalents and cash flows generated from operating activities and other debt financing. There are no provisions in any of the Company's material financing agreements that would cause an acceleration of the obligation in the event of a downgrade in the Company's debt ratings.

The Company filed a shelf registration statement with the Securities and Exchange Commission registering debt securities, preferred stock and warrants of CBS Corp. that may be issued for aggregate gross proceeds of $5.0 billion. The registration statement was first declared effective on January 8, 2001. The net proceeds from the sale of the offered securities may be used by CBS Corp. for general corporate purposes, including repayment of borrowings, working capital and capital expenditures, or for such other purposes as may be specified in the applicable prospectus supplement. To date, the Company has issued $3.085 billion of securities under the shelf registration statement.

Off-Balance Sheet Arrangements

In connection with the Separation, Viacom Inc. has agreed to indemnify the Company with respect to obligations related to Blockbuster Inc. ("Blockbuster"), including certain Blockbuster store leases; Famous Players theater leases; certain UCI theater leases; and certain theater leases related to W.F. Cinema Holdings L.P. and Grauman's Theatres LLC.

The Company has indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding

Management's Discussion and Analysis of
Results of Operations and Financial Condition

letters of credit and surety bonds approximated $376.5 million at March 31, 2007 and are not recorded on the Consolidated Balance Sheet as of March 31, 2007.

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

Legal Matters

Shareholder Derivative Lawsuits and Demands.    Two shareholder derivative lawsuits, consolidated as In re Viacom Inc. Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions name each member of Former Viacom's Board of Directors, Messrs. Tom Freston and Leslie Moonves (each of whom were executive officers of Former Viacom), and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of Messrs. Redstone, Freston and Moonves was excessive and unwarranted and challenging the independence of certain Former Viacom directors. Mr. Redstone is the Company's Executive Chairman of the Board of Directors and Founder and Mr. Moonves is the Company's President and Chief Executive Officer. Mr. Freston was formerly Viacom Inc.'s President and Chief Executive Officer. Plaintiffs seek unspecified damages from the members of the Former Viacom Board of Directors for their alleged breach of fiduciary duties, disgorgement of the 2004 compensation paid to the above-named officers of Former Viacom, equitable relief, and attorney fees and expenses. The Company moved to dismiss the complaints and oral argument was heard on February 16, 2006. On June 26, 2006, the court denied the Company's motion to dismiss. The Company's appeal from that decision was argued on January 5, 2007, and the Company is awaiting a decision. The trial court proceedings have been stayed pending the resolution of the Company's appeal. On January 23, 2007, a new shareholder derivative action was filed in New York Supreme Court, which contains allegations similar to those in the earlier actions. Any liabilities in this matter adverse to the Company and/or Viacom Inc. will be shared equally between the Company and Viacom Inc. In January 2007, the parties reached an agreement in principle to settle all of these actions, which is subject to final documentation and court approval. In April 2007, the parties executed a Stipulation of Settlement which resolves all of these actions, subject to approval by the Company's Board of Directors and the Compensation Committee of the Board of Directors and then court approval. The Company believes that the plaintiffs' positions in these actions are without merit and, if they are not settled, it intends to vigorously defend itself in the litigation.

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

Claims are frequently filed and/or settled in large groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. The Company does not report as pending those claims on inactive, stayed, deferred or similar dockets which some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2007, the Company had pending approximately 72,510 asbestos claims, as compared with approximately 73,310 as of December 31, 2006 and approximately 98,300 as of March 31, 2006. Of the claims pending as of March 31, 2007, approximately 48,690 were pending in state courts, 21,150 in federal courts and, additionally, approximately 2,670 were third party claims pending in state courts. During the first quarter of 2007, the Company received approximately 1,450 new claims and closed or moved to an inactive docket approximately 2,250 claims. The Company reports claims as closed when it becomes aware that a dismissal order has been entered by a court or when the Company has reached agreement with the claimants on the material terms of a settlement.

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

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased primarily by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. Claims identified as cancer remain a small percentage of asbestos claims pending at March 31, 2007. In a substantial number of the pending claims, the plaintiff has not yet identified the claimed injury. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

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

Payola.    The Attorney General of the State of New York has been conducting an investigation of record companies, radio stations and independent record promoters relating to the promotion and selection of music on radio stations, principally to determine whether radio stations have received

Management's Discussion and Analysis of
Results of Operations and Financial Condition

undisclosed payments which were tied to their decisions as to what songs to play, a practice commonly referred to as "payola." The Attorney General has entered into a settlement agreement having a term of five years with CBS Radio pursuant to which CBS did not admit to any violation of any law or regulation, but agreed to implement certain business reforms. CBS Radio also made a $2.0 million payment to Rockefeller Philanthropy Advisors, in connection with the settlement. The Attorney General has also entered into settlements with the four major record labels and with one other major radio company. The FCC, based on information provided to it by the Attorney General, also initiated a "payola" investigation which was resolved by a Consent Decree entered into in April 2007. Pursuant to the Consent Decree, which has a three year term, CBS Radio did not admit to violation of any law or regulation, agreed to make a voluntary contribution to the U.S. Treasury in the amount of $3.0 million, and agreed to implement virtually identical business reforms as those in the settlement with the Attorney General. Three other major radio companies also entered into similar Consent Decrees.

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

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Related Parties

National Amusements, Inc.    National Amusements, Inc. ("NAI") is the controlling stockholder of CBS Corp. Mr. Sumner M. Redstone, the controlling stockholder, chairman of the board of directors and chief executive officer of NAI, serves as the Executive Chairman of the Board of Directors for both CBS Corp. and Viacom Inc. At March 31, 2007, NAI beneficially owned CBS Corp.'s Class A Common Stock, representing approximately 76% of the voting power of all classes of CBS Corp.'s Common Stock, and approximately 12% of CBS Corp.'s Class A Common Stock and Class B Common Stock on a combined basis.

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

In accordance with the terms of the Separation Agreement, Viacom Inc. paid to the Company an estimated special dividend of $5.4 billion in December 2005, subject to adjustment. During 2006, Viacom Inc. paid to the Company the net undisputed adjustment to the special dividend of $172 million plus net interest of $3.1 million. In January 2007, CBS Corp. and Viacom Inc. resolved the remaining disputed items with respect to the special dividend and Viacom Inc. paid to the Company an additional $170 million, resulting in an aggregate adjustment to the special dividend of $342 million.

CBS Corp., through its normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. CBS Corp., through its Television segment, licenses its television products to Viacom Inc., primarily MTV Networks and BET. In addition, CBS Corp. recognizes advertising revenues for media spending placed by various subsidiaries of Viacom Inc., primarily Paramount Pictures. Paramount Pictures also distributes certain of the Company's television products in the home entertainment market. Simon & Schuster is also involved in transactions with Viacom Inc. that have not been material in any of the periods presented. CBS Corp.'s total revenues from these transactions were $23.0 million and $15.4 million for the three months ended March 31, 2007 and 2006, respectively.

CBS Corp., through Showtime Networks and CBS Television, purchases motion picture programming from Viacom Inc., primarily Paramount Pictures. The costs of these purchases are initially recorded as programming inventory and amortized over the life of the contract or projected useful life of the programming. In addition, CBS Corp. places advertisements with various subsidiaries of Viacom Inc. The total purchases from these transactions were $47.0 million and $32.2 million for the three months ended March 31, 2007 and 2006, respectively.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

The following table presents the amounts due from or due to Viacom Inc. in the normal course of business as reflected on CBS Corp.'s Consolidated Balance Sheets:

	At March 31, 2007	At December 31, 2006

Amounts due from Viacom Inc.
Receivables	$173.4	$187.2
Other assets (Receivables, noncurrent)	223.1	260.7

Total amounts due from Viacom Inc.	$396.5	$447.9

Amounts due to Viacom Inc.
Accounts payable	$4.9	$5.2
Program rights	90.8	56.1
Other liabilities (Program rights, noncurrent)	33.1	10.7

Total amounts due to Viacom Inc.	$128.8	$72.0

Other Related Parties.    The Company owned approximately 19% of Westwood One, Inc. ("Westwood One") as of March 31, 2007, which is accounted for by the Company as an equity investment. One member of Westwood One's board of directors is an officer of CBS Radio. CBS Radio receives compensation for providing management services to Westwood One pursuant to a Management Agreement, including the services of a chief executive officer who is an employee of CBS Radio. Westwood One and CBS Radio also are parties to a Representation Agreement (including a related News Programming Agreement, Trademark License Agreement and Technical Services Agreement) pursuant to which Westwood One operates the CBS Radio Networks and CBS Radio is paid an annual fee. The Management Agreement and Representation Agreement expire on March 31, 2009. Certain of the Company's radio stations and Westwood One have affiliation agreements pursuant to which such radio stations air programs and/or commercials supplied by Westwood One and, in return, the stations receive affiliation fees and certain programming cost reimbursements. CBS Television also has arrangements with Westwood One to provide news and sports programming to Westwood One. Revenues from all of these arrangements were $18.3 million and $20.5 million for the three months ended March 31, 2007 and 2006, respectively.

In April 2007, CBS Radio and Westwood One entered into a non-binding letter of intent for the termination, or modification and extension of these arrangements for a term expiring on March 31, 2017, subject to execution of definitive agreements, corporate approvals and approval by Westwood One stockholders, other than CBS Radio and its affiliates. The arrangements contemplated by the letter of intent include termination of the Management Agreement and the Representation Agreement; relinquishment of all seats on the Westwood One board of directors; maintenance of the same level of Westwood One commercial inventory on CBS Radio stations, subject to adjustments; extension of the News Programming and Trademark Licensing Agreements; and continuation of compensation arrangements subject to potential annual increases or decreases based upon audience delivery and commercial inventory clearance by CBS Radio.

Recent Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159") effective as of the

Management's Discussion and Analysis of
Results of Operations and Financial Condition

beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company is currently evaluating the impact of the adoption of SFAS 159 on the consolidated financial statements.

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

Adoption of New Accounting Standards

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition of income tax positions, classification of income tax liabilities, accounting for interest and penalties associated with unrecognized tax benefits, accounting for uncertain tax positions in interim periods, and income tax disclosures. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company's consolidated financial statements.

Total unrecognized tax benefits at the date of adoption of FIN 48 were $227.3 million, of which $184.5 million would affect the Company's effective income tax rates, if and when recognized in future years. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

Critical Accounting Policies

See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for a discussion of the Company's critical accounting policies.

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q, including "Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of the Company to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: advertising market conditions generally; changes in the public acceptance of the Company's programming; changes in

Management's Discussion and Analysis of
Results of Operations and Financial Condition

technology and its effect on competition in the Company's markets; changes in the federal communications laws and regulations; the impact of piracy on the Company's products; the impact of consolidation in the market for the Company's programming; other domestic and global economic, business, competitive and/or regulatory factors affecting the Company's businesses generally; and other factors described in the Company's news releases and filings made under the securities laws, including, among others, those set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006. There may be additional risks, uncertainties and factors that the Company does not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made as of the date of this document and the Company does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes to market risk since reported in the Company's Annual Report of Form 10-K for the year ended December 31, 2006.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Shareholder Derivative Lawsuits and Demands.    Two shareholder derivative lawsuits, consolidated as In re Viacom Inc. Shareholders Derivative Litigation, were filed in July 2005 in New York State Supreme Court relating to executive compensation and alleged corporate waste. The actions name each member of Former Viacom's Board of Directors, Messrs. Tom Freston and Leslie Moonves (each of whom were executive officers of Former Viacom), and, as a nominal defendant, Former Viacom, alleging that the 2004 compensation of Messrs. Redstone, Freston and Moonves was excessive and unwarranted and challenging the independence of certain Former Viacom directors. On January 23, 2007, a new shareholder derivative action was filed in New York Supreme Court, which contains allegations similar to those in earlier actions. In January 2007, the parties reached an agreement in principle to settle all of these actions, which is subject to final documentation and court approval. In April 2007, the parties executed a Stipulation of Settlement which resolves all of these actions, subject to approval by the Company's Board of Directors and the Compensation Committee of the Board of Directors and then court approval. Under the Separation Agreement between the Company and Viacom Inc., liabilities in connection with executive compensation claims relating to officers of Former Viacom are shared equally by the Company and Viacom Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of CBS Corp.'s purchases of its Class B Common Stock during the three months ended March 31, 2007.

			Total Number of Shares Purchased as Part of Publicly Announced Programs
		Average Price Per Share
	Total Number of Shares Purchased(1)			Remaining Authorization(2)
(In millions, except per share amounts)

January 1, 2007—January 31, 2007	—	—	—	$579.8
February 1, 2007—February 28, 2007	—	—	—	$2,079.8
March 1, 2007—March 31, 2007	47.3	$29.96	47.3	$663.7

Total	47.3	$29.96	47.3	$663.7

(1)
On March 6, 2007, the Company repurchased approximately 47.3 million shares of CBS Corp. Class B Common Stock for $1.42 billion, subject to adjustment, through an accelerated share repurchase transaction. These shares were repurchased in connection with the $1.5 billion publicly announced stock purchase program described in Note (2) below.

(2)
On February 27, 2007, the Company announced a stock purchase program under which the Company is authorized to purchase $1.5 billion of its Class B Common Stock. At March 31, 2007, the Company had $83.9 million remaining under this program. In addition, the Company had $579.8 million remaining under its $8.0 billion stock purchase program that was publicly announced on October 28, 2004. The Company has not purchased any shares under this $8.0 billion program during 2007 or 2006.

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
(a)
Employment Agreement dated as of December 29, 2005 between CBS Corporation and Sumner M. Redstone (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Former Viacom filed December 30, 2005) (File No. 001-09553), as amended by a Letter Agreement dated March 13, 2007 (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed March 16, 2007) (File No. 001-09553).
(b)
Employment Agreement dated as of March 1, 2007 between CBS Corporation and Susan C. Gordon (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed April 4, 2007) (File No. 001-09553).
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

CBS CORPORATION
(Registrant)
Date: May 4, 2007	/s/ FREDRIC G. REYNOLDS Fredric G. Reynolds Executive Vice President and Chief Financial Officer
Date: May 4, 2007	/s/ SUSAN C. GORDON Susan C. Gordon Senior Vice President, Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Document
(3)	Articles of Incorporation and By-laws
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
(a)
Employment Agreement dated as of December 29, 2005 between CBS Corporation and Sumner M. Redstone (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Former Viacom filed December 30, 2005) (File No. 001-09553), as amended by a Letter Agreement dated March 13, 2007 (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed March 16, 2007) (File No. 001-09553).
(b)
Employment Agreement dated as of March 1, 2007 between CBS Corporation and Susan C. Gordon (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed April 4, 2007) (File No. 001-09553).
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